Form 10-K
STORAGE EQUITIES INC
filed 1995-03-27
CIK 318380

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [Fee Required]

For the fiscal year ended   December 31, 1994
                          -------------------

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [No Fee Required].

For the transition period from                   to                  .
                               -----------------    -----------------
Commission File Number:     1-8389
                        ----------

                             STORAGE EQUITIES, INC.
                             ----------------------
              (Exact name of registrant as specified in its charter)

            California                                            95-3551121
-------------------------------                     ------------------------
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                        Identification Number)

600 North Brand Blvd., Glendale, California                       91203-1241
-------------------------------------------                       ----------
 (Address of principal executive offices)                         (Zip Code)

Registrant's telephone number, including area code: (818) 244-8080.
                                                    --------------

Securities registered pursuant to Section 12(b) of the Act:

                                                                                              Name of each exchange
Title of each class                                                                            on which registered
-------------------                                                                          -----------------------
10% Cumulative Preferred Stock, Series A,  $.01 par value                                    New York Stock Exchange
9.20% Cumulative Preferred Stock, Series B,  $.01 par value                                  New York Stock Exchange
Adjustable Rate Cumulative Preferred Stock, Series C, $.01 par value                         New York Stock Exchange
9.5% Cumulative Preferred Stock, Series D, $.01 par value                                    New York Stock Exchange
10% Cumulative Preferred Stock, Series E, $.01 par value                                     New York Stock Exchange
8.25% Convertible Preferred Stock,  $.01 par value                                           New York Stock Exchange
Common Stock, $.10 par value                                                                 New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

                                      None                                .
                  ------------------------------------------
                                 (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               [X] Yes      [ ] No
                                      ---          ----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to the Form 10-K. [ ]


The aggregate market value of the voting stock held by non- affiliates of the registrant as of February 28, 1995:

Common Stock, $.10 Par Value - $348,681,460 (computed on the basis of $14-3/4 per share which was the reported closing sale price of the Company's Common Stock on the New York Stock Exchange on February 28, 1995).

  The number of shares outstanding of the registrant's classes of common stock as of February 28, 1995:

Common Stock, $.10 Par Value - 32,499,461 shares
------------------------------------------------



                      DOCUMENTS INCORPORATED BY REFERENCE

    Information required by Part III will be included in an amendment to this Form 10-K under cover of a Form 10-K/A filed within 120 days of the Registrant's 1994 fiscal year, which information is incorporated by reference into Part III.

                                    PART I
                                    ------


ITEM 1.  BUSINESS
         --------
    General
    -------
         Storage Equities, Inc. (the "Company") is an equity real estate investment trust ("REIT") organized as a corporation under the laws of California on July 10, 1980. The Company is one of the largest owners of mini-warehouses (self-service facilities offering storage space for personal and business use) in the United States and the largest owner of mini-
    warehouses operated under the "Public Storage" name.   The Company has also
    invested to a much smaller extent in existing business parks containing
    commercial and industrial rental space.   At December 31, 1994,  the Company
    had equity interests (through direct ownership, as well as general and limited partnership interests) in 402 facilities located in 37 states, including 368 mini-warehouses, 16 business parks and 18 combination mini-warehouse/business park facilities. Some of the general partnership and limited partnership interests represent a de minimis interest in the assets. In addition, at December 31, 1994, the Company also held mortgage notes receivable secured by 12 other mini-warehouses.

         The Company's operations are managed, pursuant to contractual arrangements, by Public Storage Advisers, Inc. (the "Adviser"), the Company's investment advisor, by Public Storage Management, Inc. ("PSMI"), its mini-warehouse property operator and by Public Storage Commercial Properties Group, Inc. ("PSCP"), its commercial property operator. All operations are under the general supervision of the Company's Board of Directors (the "Board of Directors"), including investments in new facilities, which are reviewed and approved by the Board of Directors and are subject to restrictions in the Company's Bylaws. The Advisor, PSMI, PSCP and the Company's executive officers are affiliated with Public Storage, Inc. ("PSI"). PSI believes that, together with its affiliates, it is the largest operator of mini-warehouse facilities in the United States and Canada.

         The Company has elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended. To the extent that the Company continues to qualify as a REIT, it will not be taxed, with certain limited exceptions, on the net income that is distributed to its shareholders.

         The Company believes that the significant real estate and financial experience of its executive officers and directors, the Adviser, PSMI and PSCP, combined with the Company's capital structure, national investment scope, geographic diversity, economies of scale and the "Public Storage" name, should enable the Company to compete effectively in the acquisition and operation of facilities. The Company's strategy is to continue to acquire interests in facilities located in or near heavily populated areas that are expected to generate current cash flow and provide capital appreciation. The Company generally acquires facilities with operating histories. However, the Company may also acquire facilities that have been recently developed if future cash flow from the facilities can be reasonably anticipated and if the facilities exhibit appreciation potential. The joint acquisition of facilities with seven of a group of eight public limited partnerships affiliated with the Adviser (these eight partnerships are referred to collectively as the "PSP Partnerships") has enabled the Company to invest in a large number of facilities over a broad geographic base. Facilities have been acquired for cash, securities, the cancellation of mortgage notes receivable secured by the facilities and the assumption of debt or any combination thereof.

    Investment Objectives
    ---------------------

         The Company's primary objective is to maximize shareholder value through internal growth (by increasing funds from operations and cash available for distributions) and acquisitions of additional real estate investments. The Company believes that its access to capital, geographic diversification and operating efficiencies resulting from its size will enhance its ability to achieve these objectives.

    Equity Investments
    ------------------

         The Company's equity investments consist of 147 wholly-owned facilities, 211 facilities held jointly with the PSP Partnerships and 44 facilities in which the Company has an indirect ownership interest through its limited and general partnership interests in the PSP Partnerships and other real estate entities.

         At December 31, 1994, the Company had direct ownership interests or partnership interests in properties located in 37 states, including 368 mini-warehouses, 16 business parks and 18 properties with both mini-warehouse and office space.

         Since the Company's investments are primarily mini-warehouses, the ability of the Company to preserve its investments and achieve its objectives is dependent in large part upon success in this field. Historically, the Company's mini-warehouse property interests have generally shown a high degree of consistency in generating cash flows, despite changing economic conditions. The Company believes that its mini-warehouses have attractive characteristics consisting of high profit margins, high average occupancy levels, a broad tenant base and low levels of capital expenditures to maintain their condition and appearance. See below for discussion of competition and "ITEM 2. PROPERTIES" for description of both
                                           ----------
    the mini-warehouse and business park facilities.

         The following table illustrates the ownership composition of the Company's portfolio of real estate assets:

                                                                               Properties
                                                     Mini-       Business      with mini-
                                                   warehouse       park       warehouse/
                                                   facilities   facilities    office space   Total
                                                   ----------   ----------    ------------   -----
Properties wholly owned by the Company                140            2              5          147

Properties jointly owned by the Company
and the consolidated real estate
general partnerships                                  199           11              1          211

Properties wholly-owned by consolidated
real estate limited partnerships in
which the Company has a significant interest           13            3             12           28

    Other                                              16            -              -           16
                                                      ---           --             --          ---
                                                      368           16             18          402
                                                      ---           --             --          ---

         Wholly-Owned Facilities
         -----------------------

         Since 1992, one of the Company's principal objectives has been to increase its portfolio of wholly-owned facilities. At December 31, 1994, the Company had 147 wholly-owned facilities compared with 23 at December 31, 1991. The 124 facilities acquired during 1992, 1993 and 1994 were acquired at an aggregate cost of approximately $304 million through a combination of cash, issuance of common stock, cancellation of mortgage notes receivable and assumption of mortgage notes payable. Twenty-three of the facilities acquired during 1994 were acquired pursuant to a merger transaction with an affiliate of the Adviser (see below).

         The Company believes its relationship with "Public Storage" enhances its ability to identify attractive acquisition opportunities. In addition to the facilities in which the Company has an equity interest, PSMI operates more than 700 mini-warehouses under the "Public Storage" name on behalf of approximately 100 ownership entities. From time to time, some of these owners desire to sell their mini-warehouses, providing the Company with a source of additional acquisition opportunities. These properties exhibit net cash flow growth comparable to the Company's mini-warehouses and the Company believes they include some of the better located, better constructed mini-warehouses in the industry. Because of common property operation, the Company is provided with reliable operating information prior to acquisition and these properties are easily integrated into the Company's portfolio. From January 1, 1992 through December 31, 1994, the Company acquired a total of 81 mini-warehouses which were operated under the "Public Storage" name.

         On September 30, 1994, the Company completed a merger transaction with Public Storage Properties VIII, Inc. ("Properties 8"), whereby the Company acquired all the outstanding stock of Properties 8 in exchange for cash and common stock of the Company. As a result of the merger, Properties 8 was merged with and into the Company. Properties 8, a real estate investment trust and an affiliate of the Adviser, owned and operated 20 mini-warehouse facilities and three combination mini-warehouse/business park facilities prior to the merger. The aggregate cost of the merger (including related costs and expenses) totaled $55,839,000 consisting of the issuance of 2,593,914 shares of the Company's common stock (with an aggregate value of $38,498,000) and $17,341,000 in cash.

         On February 28, 1995, the Company completed a merger transaction with Public Storage Properties VI, Inc. ("Properties 6") whereby the Company acquired all the outstanding stock of Properties 6 in exchange for cash and common stock of the Company. In the merger, Properties 6 was merged with and into the Company, and the outstanding Properties 6 common stock (2,716,223 shares) was converted into an aggregate of approximately (i) 3,148,000 shares of the Company's common stock (at the rate of 1.724 shares of the Company's common stock for each share of Properties 6 common stock and aggregate value of $43,914,600) and (ii) $21,427,973 in cash (at the rate of $24.05 per share of Properties 6 common stock). Properties 6, a real estate investment trust and an affiliate of the Adviser, owned and operated 22 mini-warehouse facilities and one combination mini-warehouse/business park facilities prior to the merger.

         The Company believes its relationship with Public Storage enhances its ability to identify attractive acquisition opportunities and capitalize on the overall fragmentation in the mini-warehouse industry. Of the more than 20,000 mini-warehouses in the United States, the Company believes that the ten largest operators operate less than 11% of the total space. PSMI's presence in and knowledge of substantially all of the major markets in the United States provides the Company with local market information on rates, occupancies and competition. From January 1, 1992 through December 31, 1994, the Company acquired a total of 43 mini-warehouses operated by other operators.

         Joint Venture and Partnership Interests
         ---------------------------------------

         The Company's second largest investment in real estate (239 real estate facilities) consists of its investment in the PSP Partnerships in which the Company has a direct ownership interest in facilities through the joint ownership of properties combined with its indirect ownership of facilities through its ownership of both limited and general partnership interests in each of the PSP Partnerships. At December 31, 1994, this investment consisted of $174 million in the joint venture properties and $109 million in the general and limited partnership interests of the PSP Partnerships. The following table illustrates the Company's ownership interests in each of the PSP Partnerships at December 31, 1994:


                                  Joint Venture        General        General        Limited
                               Interest Range (1)      Partner        Partner        Partner
                               -------------------
                                 From        To      Interest (2)   Interest (3)   Interest (4)
                               ---------   -------   ------------   ------------   ------------

   PS Partners, Ltd.                 25%       70%            10%             1%            37%
   PS Partners II, Ltd.              10%       64%            10%             1%            66%
   PS Partners III, Ltd.             12%       50%            10%             1%            49%
   PS Partners IV, Ltd.              33%       50%            10%             1%            33%
   PS Partners V, Ltd.               10%       50%            10%             1%            43%
   PS Partners VI, Ltd.              10%       50%            10%             1%            35%
   PS Partners VII, Ltd.             11%       60%            10%             1%            50%
   PS Partners VIII, Ltd.             0%        0%            10%             1%            27%

   (1) The Company owns interests in 211 properties which are owned jointly with the PSP Partnerships. The Company's ownership interest varies by joint venture, but is generally less than 50% or less.

   (2) Represents the Company's ownership of the general partners' rights to incentive distributions from the PSP Partnerships. See Note 8 to the Company's Consolidated Financial Statements.

   (3) Represents the Company's ownership of the general partners' equity contribution in each PSP Partnership. See Note 8 to the Company's Consolidated Financial Statements.

   (4) Represents the Company's ownership percentage of units of limited partnership interests in each PSP Partnership. See Note 8 to the Company's Consolidated Financial Statements.

             The Company's significant ownership interest through its joint venture and limited and general partner interests, is illustrated in the following table which reflects the Company's cash flow interest in the facilities within each of the PSP Partnerships at December 31, 1994:

                                  Effective      Effective      Effective
                                    Joint         General        Limited       Cumulative
                                   Venture        Partner        Partner         Owner
                                 Interest (1)   Interest (2)   Interest(3)    Interest (4)
                                 ------------   ------------   ------------   ------------

     PS Partners, Ltd.                  41.3%           5.9%        19.6%            66.8%
     PS Partners II, Ltd.               22.5%           7.8%        46.0%            76.3%
     PS Partners III, Ltd.              34.5%           6.6%        28.9%            70.0%
     PS Partners IV, Ltd.               46.9%           5.3%        15.8%            68.0%
     PS Partners V, Ltd.                33.0%           6.7%        25.9%            65.6%
     PS Partners VI, Ltd.               28.9%           7.1%        22.4%            58.4%
     PS Partners VII, Ltd.              32.5%           6.8%        30.4%            69.7%
     PS Partners VIII, Ltd.             00.0%          10.0%        24.3%            34.3%

     (1) Reflects the Company's weighted average interest in cash flows through its joint venture ownership interests in the PSP Partnerships. The remaining interest is allocable to the PSP Partnership.
     (2) Represents the Company's General Partnership interest in the property cash flows. This interest is determined as 10% of the PSP Partnerships' interest in the property cash flows (total property cash flows less the Company's joint venture interest).
     (3) Represents the Company's interest in the remaining property cash flows (total property cash flows less the Company's joint venture interest less the Company's 10% General Partner interest) and is based on the Company's ownership interest of limited partnership units in the PSP Partnerships. Effective limited partner interest is not equivalent to the percentage of limited partnership units owned by the Company.
     (4) The Cumulative Owner Interest is equal to the sum of the Company's effective joint venture, general partners and limited partner interests.

         The Company continues to increase its ownership interest in these facilities by purchasing additional limited partner interests and expects to increase such ownership in 1995. (See "-- Tender Offers" below.)

         The following table sets forth further information concerning the PSP Partnerships as of December 31, 1994 and for the year then ended:

                                    Number of    Total Purchase       Mortgage
                                    Property         Price of     Debt Outstanding
         Partnership               Interests       Properties        At 12/31/94
------------------------------   ------------   ---------------   ----------------
     PS Partners, Ltd.                  28       $ 55,038,000         $        -
     PS Partners II, Ltd.               35         75,430,000          2,326,000
     PS Partners III, Ltd.              42         78,190,000                  -
     PS Partners IV, Ltd.               36         83,467,000                  -
     PS Partners V, Ltd.                35         92,780,000          2,976,000
     PS Partners VI, Ltd.               34         79,484,000                  -
     PS Partners VII, Ltd.              23         62,743,000                  -
     PS Partners VIII, Ltd.              6         20,775,000                  -
                                       ---       ------------         ----------
                                       239       $547,907,000         $5,302,000
                                       ===       ============         ==========

         The Company, through its direct ownership interests in the joint ventures combined with its limited and general partnership interests owns a significant economic interest in each of the PSP Partnerships. In addition, the Company is able to exercise significant control over the PSP Partnerships through its (i) position as a co-general partner, (ii) ownership of significant limited partnership interests and (iii) ability to compel the sale of the properties held in the joint ventures after seven years after the property was acquired; such properties represent a significant majority of the PSP Partnership's investment portfolio. Accordingly, the Company consolidates the assets, liabilities, and results of operations of these eight partnerships in the Company's financial statements.

    Mortgage Notes Receivable
    -------------------------

         During 1993 and 1992, the Company made significant investments in mortgage notes receivable. The mortgage notes were acquired from unaffiliated financial institutions and are secured by mini-warehouse facilities owned by the debtors, principally private limited partnerships, the general partners of which are affiliated with the Company's Adviser. During 1994, 1993 and 1992, the general partners of several of the private limited partnerships solicited the approval of the limited partners to sell the partnerships' real estate facilities to the Company. Accordingly, the Company acquired 21 facilities in 1994 and 8 facilities in 1993 from these private limited partnerships. The aggregate acquisition cost was $61,763,000 and $25,728,000 (which included the cancellation of mortgage loans with a net carrying value of $24,441,000 and $11,968,000) for those facilities acquired in 1994 and 1993, respectively.

         At December 31, 1994 the Company had mortgage notes receivable totaling $23,062,000 (net of related discounts of $945,000) secured by 12 mini-warehouse facilities. The stated interest rates on the mortgage notes range from 7.50% to 11.97% and because the Company acquired many of the notes at discounts from the then outstanding balances, the effective interest rates range from 9.25% to 14.74%.

    Competition
    -----------

         Competition in the market areas in which many of the Company's facilities are located is significant and affects the occupancy levels, rental rates and operating expenses of certain of the Company's facilities. In addition to other mini-warehouses operated by PSMI, there are three
    other national firms and numerous regional and local operators.   The
    Company believes that the significant operating and financial experience of the executive officers and directors of the Company, the Adviser, PSMI and PSCP, combined with the Company's capital structure, national investment scope, geographic diversity, economies of scale and the "Public Storage" name, should enable the Company to compete effectively with other entities.

    Borrowings
    ----------

         In July 1988, the Company obtained financing totaling $47,075,000 secured by 19 of its wholly-owned properties from an unaffiliated life insurance company. The financing bears an interest rate of 10.55% and has a term of 16 years. During 1990 and 1989, approximately $9,800,000 of this debt was assumed by the buyer of four properties from the Company. The portion of debt which was assumed continues to be cross-collateralized by the remaining 15 properties owned by the Company. At December 31, 1994, the outstanding balance due to the insurance company was $25,802,000.

         At December 31, 1994, the Company also had $18,367,000 of variable rate debt:

         . $12,569,000 of which bears interest at LIBOR plus 1.5% (7.7% at December 31, 1994) adjusted annually with a minimum interest rate of 5% and a maximum rate of 10% per annum and

         . $5,798,000 of which bears interest at rates ranging from the 11th District Cost of Funds plus 3.00% to the 11th District Cost of Funds plus 3.75% adjusted monthly with maximum interest rates ranging from 12.50% to 13.625%.

         The LIBOR base loans provide for monthly principal and interest payments equal to .833% of the then outstanding balance with the remaining
    outstanding balance due September 30, 1999.   The 11th District Cost of
    Funds base loans provide for monthly principal and interest payments with
    final maturity dates between January 2000 and June 2004.   As of December
    31, 1994, the Company had approximately $7,619,000 in additional mortgage financing due at various dates between August 1995 and September 2028 and bearing interest at rates ranging from 7.13% to 10.10% per year. See Note 7 to the Company's consolidated financial statements for further information.

         The Company has a $115 million credit agreement (the "Credit Agreement"), as amended, with a group of banks which expires September 2, 1999 and is secured by the Company's investment interest in the Joint
    Ventures.   The Credit Agreement provides for a $45 million three year revolving line of credit facility which may be extended, at the Company's option and with the consent of the banks, for two additional years. The Credit Agreement also provides for a separate $70 million five year declining revolver facility. The declining revolver facility provides for maximum borrowings of $70 million through September 2, 1997 at which time the available borrowings is reduced to $20 million. The declining revolver facility declines by $10 million each year thereafter until September 2, 1999 at which time the outstanding balance shall be due. Subject to certain limitations, the credit facilities are available for general working capital purposes and real estate related acquisitions.

         Interest on outstanding borrowings on each of the revolving facilities
    is payable monthly.   At the option of the Company,  the rate of interest
    charged on borrowings is equal to (i) the London Interbank

    Offered Rate ("LIBOR") plus 1.25% or (ii) the higher of (a) the prime rate and (b) the Federal Funds Rate plus .5%. In addition, the Company is required to pay a quarterly commitment fee equal to .375% (per annum) of the unused portion of the revolving credit facilities.

         At December 31, 1994, the Company had $25,447,000 outstanding under the Credit Agreement bearing interest at LIBOR plus 1.25% (7.30% at December 31, 1994).

         Under covenants of the Credit Agreement, the Company is (i) required to maintain minimum net worth (as defined), (ii) required to maintain a ratio of total debt to net worth (as defined) not greater than .50 to 1.0,
    (iii) required to maintain certain cash flow and interest coverage ratios (as defined) of not less than 1.0 to 1.0 and 5.0 to 1.0, respectively, and
    (iv) limited in its ability to incur additional borrowings and acquire or sell assets. The Company was in compliance with the covenants of the Credit Agreement at December 31, 1994.

         Subject to a limitation on unsecured borrowings in the Company's Bylaws (described below), the Company has broad powers to borrow in furtherance of the Company's objectives. The Company has incurred in the past, and may incur in the future, both short-term and long-term indebtedness to increase its funds available for investment in real estate, capital expenditures and distributions.

         The Bylaws provide that the Board of Directors shall not authorize or permit the incurrence of any obligation by the Company which would cause the Company's "Asset Coverage" of its unsecured indebtedness to exceed 300%. Asset Coverage is defined in the Bylaws as the ratio (expressed as a percentage) by which the value of the total assets (as defined in the Bylaws) of the Company less the Company's liabilities (except liabilities for unsecured borrowings) bears to the aggregate amount of all unsecured borrowings of the Company. This Bylaw provision may be changed only upon a vote of the holders of a majority of the shares of (i) Common Stock and the 8.25% Convertible Preferred Stock (the "Convertible Preferred Stock") voting together and, (ii) each of the series of Senior Preferred Stock, as defined below (See ITEM 5 - MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS - REGISTRANT'S PREFERRED EQUITY).

         The Company's Bylaws prohibit the Company from issuing debt securities in a public offering unless the Company's "cash flow" (which for this purpose means net income, exclusive of extraordinary items, plus depreciation) for the most recent 12 months for which financial statements are available, adjusted to give effect to the anticipated use of the proceeds from the proposed sale of debt securities, would be sufficient to pay the interest on such securities. This Bylaw provision may be changed only upon a vote of the holders of a majority of the shares of (i) Common Stock and the Convertible Preferred Stock voting together and, (ii) each of the series of Senior Preferred Stock.

         Without the consent of the holders of a majority of the each of the series of Senior Preferred Stock, the Company will not take any action that would result in a ratio of "Debt" to "Assets" (the "Debt Ratio") in excess
    of 50%.   At December 31, 1994,  the Debt Ratio was approximately 13%.
    "Debt" means the liabilities (other than "accrued and other liabilities" and "minority interest") that should, in accordance with generally accepted accounting principles, be reflected on the Company's consolidated balance sheet at the time of determination. "Assets" means the Company's total assets that should, in accordance with generally accepted accounting principles, be reflected on the Company's consolidated balance sheet at the time of determination.

    Investment Adviser
    ------------------

         Since the Company's organization, the Adviser, pursuant to an advisory contract, has administered the day-to-day investment operations of the Company and has advised and consulted with the Board of Directors in connection with the acquisition and disposition of investments. However, the Board of Directors has the duty of overall supervision of the Company's operations.

         The Adviser is wholly owned by PSI which in turn is wholly owned by PSI Holdings, Inc. ("PSIH"). PSIH is beneficially owned 14% by Kenneth Q. Volk, Jr., the Chairman Emeritus of the Company and 86% by B. Wayne Hughes, the Chairman of the Board of the Company, and a member of his family, which family member has an option to acquire, exercisable under certain circumstances, and an irrevocable proxy to vote, Mr. Volk's interest in PSIH. Certain of the directors and officers of the Company are also directors and officers of the Adviser. The Advisory Contract between the Company and the Adviser was approved by the unanimous vote of the directors who are not affiliated with the Adviser.

         Effective September 30, 1991, the Company entered into an Amended and Restated Advisory Contract (the "Advisory Contract") with the Adviser. This contract, which amends the original advisory contract, provides for the monthly payment of advisory fees equal to the sum of (i) 12.75% of the Company's Adjusted Income (as defined, and after a reduction for the Company's share of capital improvements) per share of Common Stock based on Common Stock outstanding at September 30, 1991 (14,989,454 shares) plus (ii) 6% of the Company's Adjusted Income per share on shares in excess of
    14,989,454 shares of Common Stock.   Under the original advisory contract,
    advisory fees were equal to 15% of the Company's adjusted income (as defined, and without a reduction for the Company's share of capital
    improvements).   Effective May 14,  1992, the Advisory Contract was amended to provide that, in computing the advisory fee, adjusted income is reduced by dividends paid on all preferred stock and that the Adviser also receives an amount equal to 6% of any such dividends. However, the Advisory Contract, which may be terminated or amended without the consent of the holders of the preferred stock, provides that the Adviser will not be entitled to its advisory fee with respect to services rendered during any quarter in which full cumulative dividends payable on any series of Senior Preferred Stock have not been paid or declared and funds therefor set aside
    for payment.   See "-Proposed Restructure" below.

         In addition to the advisory fee, the Adviser is paid a disposition fee of 20% of the total realized gain (as defined) from the sale of the Company's assets, subject to certain limitations.

         The Advisory Contract may be terminated (i) at any time by either party upon 60 days' notice, with or without cause, or (ii) by the Company upon written notice upon the occurrence of certain events. The Advisory Contract is subject to annual renewals and, in certain circumstances, can be assigned by either the Company or the Adviser. Upon termination or expiration, except in certain specified circumstances, the Adviser is entitled to
    payment of certain amounts.   See Note 9 to the Company's consolidated
    financial statements for further information.

    Agreement on Investment Opportunities
    -------------------------------------

         At any time and from time to time the Company can invoke its rights under the Agreement on Investment Opportunities, which (when invoked) provides that PSI and its affiliates may not invest, or offer to others the opportunity to invest, in any existing mini-warehouse unless the opportunity has been presented to and rejected by the Company.

    Property Operations:
    --------------------

         Since the Company's organization, PSMI, which was organized in 1973, has provided property operation services to the Company under a Management Agreement between the Company and PSMI (as amended, the "Management Agreement"). Pursuant to the Management Agreement, PSMI or PSCP operate all of the assets in which the Company has invested.

         PSMI has informed the Company that it is the largest mini-warehouse facility operator in the United States in terms of both number of facilities and rentable space managed. PSMI is the exclusive mini-warehouse operator for all of the Public Storage entities as well as mini-warehouse operator for certain third parties. Under the supervision of the Company, PSMI coordinates rental policies, rent collection, marketing, facility maintenance and day to day operations.

         See Note 9 to the Company's consolidated financial statements for information on compensation payable to PSMI and PSCP under the Management Agreement.

             Mini-warehouse Operations
             -------------------------

             Generally, mini-warehouse spaces are rented for one to twelve months. Payments are generally made on a month-to-month basis or can be prepaid. Payments for mini-warehouse spaces are payable either in cash or by check. PSMI currently does not accept any form of credit card payment and does not anticipate doing so in the future. PSMI typically does not mail bills to customers.

             Renters enter their storage unit without charge on an unrestricted basis during business hours, which are generally from 7:30 a.m. to 7:30 p.m.
   seven days a week.   Office hours are typically 9:30 a.m. to 6:00 p.m.,
   Monday through Friday and 9:30 a.m. to 5:00 p.m. on weekends. Renters have exclusive use of the space and provide their own lock and key which may be purchased at the facility. The facilities generally consist of three to seven buildings containing an aggregate of 350 to 750 storage spaces. Most buildings contain between 40,000 and 100,000 square feet of floor space and an interior height of approximately ten to twelve feet. Individual storage spaces typically range in size from 5x5 to 20x30 with monthly rents ranging from $25 to more than $300. Facility grounds are generally fenced and well-lighted with electronic gates to control access.

             Centralized systems and procedures have been implemented to manage cash and track delinquent rents. Rents are due and payable at the first of the month. A customer is notified of delinquency if the Company has not received the rental payment by the tenth of the month. Upon notification of delinquency, in most states the Company has the right to place a lien on the contents of the storage unit and to perfect that lien outside the court system (timing depends upon individual state statutes); in most states the Company may, at its option, conduct a blind public auction if the delinquency is not resolved within 90 to 120 days. Proceeds recovered from the auction are applied first to state sales taxes and then to delinquent rent. Any remainder is then forwarded to the customer. Delinquencies are not significant in relation to total revenues, with those over 90 days being generally less than .1% of rents.

             In the purchasing of services such as advertising (including broadcast media advertising) and insurance, PSMI and PSCP attempt to achieve economies by combining the resources of the various properties they operate. See "- Insurance".

             The Company experiences minor seasonal fluctuations in the occupancy levels of mini-warehouses with occupancies higher in the summer months than in the winter months. The Company believes that these fluctuations result in part from increased moving activity during the summer.

             As with most other types of real estate, the conversion of mini-warehouses to alternative uses in connection with a sale or otherwise would generally require substantial capital expenditures. However, the Company does not intend to convert its mini-warehouses to other uses.

             Operation Information Systems
             -----------------------------

             PSMI has a nationwide automated property operation system - Computerized Help and Management Program ("CHAMP"). PSMI has informed the Company that (i) the program is designed to maintain and enhance PSMI's position as the leader in the competitive self-storage industry, (ii) in general, this automation program is designed to provide PSMI-operated properties with more efficient property operation, and (iii) some of the potential benefits of this system include:

     . Rental unit control which allows the managers to know what units are available for rent.
     . Improved cash flow through increased delinquency control. Automated delinquent tenant processing, i.e., delinquent notices are automatically sent out.
     . Increased collection of late fees. Late fees are charged automatically when due.
     . Improved cash management control by monitoring daily collections and concentrating funds for investment to increase earnings on cash balances.
     .  Heightened professional image at the property's office.
     . Increased and more flexible marketing capabilities. The system is designed to enable management to respond promptly to changes in specific market conditions.
     . Improved operations due to the ability of the office headquarters to retrieve activity information nightly for analysis.

     . Increased control of property operations enabling PSMI to react to a changing and competitive environment and to evaluate the impact of pricing changes, marketing programs, and operation and policy changes at the properties as required.

             Marketing
             ---------

             PSMI has informed the Company that the goal of PSMI's marketing program is to increase awareness, improve name recognition and increase occupancy levels. Costs associated with advertising and promotional rental discounts may reduce revenues initially. However, PSMI seeks to increase demand and/or rental rates over time to offset the initial costs and to increase revenue and cash flow in the long term. These expenses are allocated to individual properties in the targeted market area based on scheduled rents and rental activity.

             PSMI places considerable emphasis on both market-wide advertising and local marketing. This strategy is designed to meet the needs of specific facilities and broaden market awareness.

             PSMI uses a variety of media in its marketing program, including television and radio advertising, Yellow Pages, newspapers, direct mail and promotional incentives.

             Of these various forms, the most significant in terms of its potential impact on consumers and their awareness is television and radio advertising. PSMI believes it is the only industry operator regularly using television advertising in markets throughout the country. PSMI believes that the costs associated with television advertising are a significant barrier to entry. PSMI is able to distribute the cost of advertising among multiple facilities.

         PSMI has a dedicated in-house Yellow Pages agency, whose primary responsibility is to utilize Yellow Pages advertising in over 700 directories in 80 markets. According to consumer research, PSMI estimates that approximately one-third of its renter base finds its facilities through the Yellow Pages.

         PSMI has also established a toll-free referral system (800-44-STORE) which in 1994 serviced in excess of 100,000 inquiries.

         PSMI's newspaper, direct mail and on-site advertising efforts are used primarily to disseminate promotional ads and incentives. They are distributed in specific neighborhoods and are used to market specific facilities.

         PSMI's Operating Strategy
         -------------------------

         PSMI's general strategy is to increase rental revenues and net operating income of the self-storage facilities it operates through monitoring of rental rates, occupancy levels and expense control. PSMI will generally consider an increase in rental rates when occupancy levels reach sustainable levels, usually 90% or greater. PSMI intends to utilize mass-marketing tools (i.e., TV, radio, etc.) as necessary to increase market share in specific regions.

         Service Marks
         -------------

         For as long as the Management Agreement is in effect, PSMI has granted the Company a non-exclusive license to use two PSI service marks and related designs, including the "Public Storage" name, in conjunction with rental and operation of properties operated pursuant to the Property Management Agreement. Upon termination of the Management Agreement, the Company would no longer have the right to use the service marks and related designs except as noted below. Management believes that the loss of the right to use the service marks and related designs could have a material adverse effect on the Company's business.

         Term of Management Agreement
         ----------------------------

         The Management Agreement as amended in February 1995 (approved by the Board of Directors in August 1994) provides that (i) as to properties directly owned by the Company, the Management Agreement will expire in February 2002, provided that in February of each year it shall be automatically extended for one year (thereby maintaining a seven year term) unless either party notifies the other that the Management Agreement is not being extended, in which case it expires, as to such properties, on the first anniversary of its then scheduled expiration date; and (ii) as to properties in which the Company has an interest, but not directly owned by the Company, the Management Agreement may be terminated as to such properties, upon 60 days' written notice by the Company and upon seven years' notice by PSMI or PSCP, as the case may be. The Management Agreement may also be terminated at any time by either party for cause, but if terminated for cause by the Company, the Company retains the right to use the service marks and related designs until the then scheduled expiration date, if applicable, or otherwise a date seven years after such termination.

         PSMI and PSCP are subsidiaries of PSI, which in turn is a subsidiary of PSIH. Certain of the directors and officers of the Company are also directors and officers of PSMI and PSCP.

    Employees
    ---------

         As of December 31, 1994, the Company had approximately 1,208 employees, 5 of whom were executive officers, approximately 800 persons who render services on behalf of the Company on a full time basis and approximately 400 persons who render services on behalf of the Company on a part time basis. These persons include resident managers, assistant managers, relief managers and district managers. The Company is required to bear the compensation of personnel employed by the Adviser, PSMI, PSCP and their affiliates (other than executives and their secretarial support personnel) involved in the business of the Company, in addition to fees to the Advisor, PSMI and PSCP.

    Federal Income Tax
    ------------------

         The Company believes that it has operated, and intends to continue to operate, in such a manner as to qualify as a REIT under the Internal Revenue Code of 1986, but no assurance can be given that it will at all times so qualify. To the extent that the Company continues to qualify as a REIT, it will not be taxed, with certain limited exceptions, on the taxable income
    that is distributed to its shareholders.   (see "REIT Qualification" section
    located in ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       -------------------------------------------------
    CONDITION AND RESULTS OF OPERATIONS section).
    -----------------------------------

    Insurance
    ---------

         In the opinion of the executive officers and directors of the Company, the Company's properties are adequately insured. Facilities operated by PSMI and PSCP have historically carried comprehensive insurance, including fire, earthquake, liability and extended coverage.

    Other Business Activities
    -------------------------

         A subsidiary of PSI reinsures policies against losses to goods stored by tenants in the Company's mini-warehouses. PSI believes that the availability of insurance reduces the potential liability of the Company to tenants for losses to their goods from theft or destruction. The PSI subsidiary receives the premiums and bears the risks associated with the insurance.

         PSI sells locks and boxes to tenants to be used in securing their spaces and moving their goods. PSI believes that the availability of locks and boxes for sale promotes the rental of spaces. PSI receives the benefit and bears the expense of these sales.

    Proposed Restructure
    --------------------

         The Company has formed a special committee of independent directors which, in March 1995, selected Robertson, Stephens & Company, L.P., as financial advisor. The special committee was formed to consider a transaction in which the Company would be combined with substantially all of the United States real estate operations of PSI, and the Company would become self-advised and self-managed. Although no terms have been established, it is expected that the Company would issue shares of its common stock in the transaction. There is no agreement between the Company and PSI and no assurance that an agreement can be reached or that a transaction can be completed. Any such transaction would be subject, among other things, to prior approval of the Company's common shareholders and a fairness opinion from Robertson, Stephens & Company, L.P.

         PSI, organized in 1972, has been engaged, directly and through subsidiaries, in the acquisition, development, construction of mini-warehouses and, to a lesser extent, other commercial properties in the

    United States and Canada. PSMI, PSCP and the Adviser are subsidiaries of PSI. PSMI and PSCP operated approximately 1,150 facilities in the United States, including the Company's approximately 430 facilities, and PSI has direct or indirect ownership interests in approximately 1,060 facilities in the United States, including the Company's facilities.


    Proposed Merger
    ---------------

         On February 1, 1995,  the Company and Public Storage Properties
    VII, Inc. ("Properties 7"), a publicly traded equity real estate investment trust and an affiliate of the Adviser agreed, subject to certain conditions, to merge. Upon the merger, each outstanding share of Properties 7 common stock would be converted, at the election of the shareholders of Properties 7, into either shares of the Company's common stock with a market value of $18.95 or, with respect to up to 20% of the Properties 7 common stock, $18.95 in cash. Properties 7 has 3,806,491 outstanding shares of common stock and an estimated value of $72 million. The merger agreement is conditioned on, among other requirements, receipt of satisfactory fairness opinions by Properties 7 and the Company and approval by the shareholders of both Properties 7 and the Company. PSI and its affiliates have significant relationships with both Properties 7 and the Company, own approximately 28% of the Properties 7 common stock and have informed Properties 7 and the Company that they intend to vote their shares for the merger and intend to elect to convert their shares of Properties 7 into common shares of the Company. Properties 7 owns and operates 38 properties: 34 mini-warehouses and four business parks.

    Tender offers
    -------------

         In January 1995, the Company completed a cash tender offer for limited partnership units in PS Partners VIII, Ltd. acquiring 6,815 units at $260 per unit. In February 1995, the Company completed a cash tender offer for limited partnership units in PS Partners, Ltd., acquiring 15,767 units at $400 per unit. These acquisitions will have the effect of reducing minority interest.


ITEM 2.  PROPERTIES
         ----------

         At December 31, 1994, the Company had direct ownership interests or partnership interests in 402 properties located in 37 states: Alabama (14 properties), Arizona (5), California (95), Colorado (14), Connecticut (3), Delaware (3), Florida (32), Georgia (9), Hawaii (1), Illinois (5), Indiana
    (8), Kansas (13), Kentucky (2), Louisiana (3), Maryland (9), Massachusetts
    (1), Michigan (2), Minnesota (1), Missouri (9), Nebraska (1), Nevada (8), New Hampshire (2), New Jersey (13), New York (4), North Carolina (6), Ohio
    (20), Oklahoma (5), Oregon (11), Pennsylvania (7), Rhode Island (2), South Carolina (1), Tennessee (7), Texas (60), Utah (5), Virginia (12), Washington
    (7), and Wisconsin (2). These properties consist of 368 mini-warehouses, 16 business parks and 18 combination mini-warehouses/business parks.

         The Company's facilities are generally operated to maximize cash flow through the regular review and, when warranted by market conditions, adjustment of scheduled rents. At December 31, 1994, the weighted average occupancy level and the weighted average monthly realized rent per rentable square foot for the Company's mini-warehouse facilities were approximately 90% and $.59, respectively, and for the business park facilities approximately 95% and $.69, respectively.

         None of the Company's current investments involves 5% or more of the Company's total assets, gross revenues or net income.

         The Company's current practice is to conduct environmental investigations in connection with property acquisitions. The Company is also in the process of conducting environmental investigations for those facilities which were acquired prior to the time that it was customary to conduct extensive environmental investigations in connection with the property acquisitions. Although there can be no assurance, the Company is not aware of any environmental contamination of any of its facilities which individually or in the aggregate would be material to the Company's overall business, financial condition, or results of operations.

         Mini-Warehouse Business
         -----------------------

         Mini-warehouses are designed to offer accessible storage space for personal and business use at a relatively low cost. A user rents a fully enclosed space which is for his exclusive use. On-site management and operation are the responsibility of resident managers who are supervised by district managers. Some mini-warehouses also include rentable parking areas for vehicle storage.

         Users of space in mini-warehouses are individuals and large and small businesses. Individuals usually employ this space for storage of furniture, household appliances, personal belongings, motor vehicles, boats, campers, motorcycles and other household goods. Businesses normally employ this space for storage of excess inventory, business records, seasonal goods, equipment and fixtures.

         Mini-warehouses in which the Company has invested generally consist of three to seven buildings containing an aggregate of between 350 to 750 storage spaces, most of which have between 25 and 400 square feet and an interior height of approximately eight to twelve feet. The project grounds generally are fenced and well lighted with electronic gates to control access.


         The Company has experienced some minor seasonal fluctuations in the occupancy levels of mini-warehouses with occupancies higher in the summer months than in the winter months. PSMI believes that these fluctuations are the result at least in part from increased moving activity during the summer.

         The Company's mini-warehouses are diversified as to geographic location and are generally located in heavily populated areas and close to concentrations of apartment complexes, single family residences and commercial developments. However, there may be circumstances in which it may be appropriate to own a property in a less populated area, for example, in an area that is highly visible from a major thoroughfare and close to, although not in, a heavily populated area. Moreover, in certain population centers, land costs and zoning restrictions may create a demand for space in nearby less populated areas.

         Business Parks
         --------------

         A business park typically includes both industrial and office space. Industrial space may be used for, among other things, light manufacturing and assembly, storage and warehousing, distribution and research and development activities. The Company believes that most of the office space will be occupied by tenants who are also renting industrial space. The remaining office space will be used for general office purposes. A business park may also include facilities for commercial uses such as banks or other savings institutions, travel agencies, restaurants, office supply shops, professionals or other tenants providing services to the public.

         The Company's business parks typically consist of one to ten buildings located on three to 12 acres and contain from approximately 55,000 to 175,000 square feet of rentable space. A business park property is typically divided into units ranging in size from 600 to 5,000 square feet. However, the Company may acquire business parks that do not have these characteristics. The larger facilities have on-site personnel. Parking is open or covered, and the ratio of spaces to rentable square feet ranges from one to four per thousand square feet, depending upon the use of the property and its location. Office space generally requires a greater parking ratio than most industrial uses.

ITEM 3.  LEGAL PROCEEDINGS
         -----------------
         There are no material legal proceedings pending against the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         ---------------------------------------------------
         There were no matters submitted during the fourth quarter of the fiscal year covered by this report to a vote of security holders.

                                    PART II
                                    -------

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         -----------------------------------------------------------------
         MATTERS
         -------

    a.   Market Price of the Registrant's Common Equity:

              The Common Stock has been listed on the New York Stock Exchange since October 19, 1984.

              The following table sets forth the high and low sales prices of the Common Stock on the New York Stock Exchange composite tapes for the applicable periods.

                                    Range
                                   -------
         Year       Quarter    High       Low
         ----       -------   -------   -------

         1993       1st       $12        $ 8-7/8
                    2nd        12-1/4     11
                    3rd        14-1/2     11-5/8
                    4th        15         13-5/8

         1994       1st       $16        $13-1/2
                    2nd        16-3/4     13-3/8
                    3rd        15-3/4     14-1/4
                    4th        15         13

              As of February 28, 1995, there were approximately 11,960 holders of record of the Common Stock.


    b.   Related Common Stockholder Matters:

              Storage Equities, Inc. has paid quarterly distributions to its shareholders since 1981, its first full year of operations. Distributions paid per share of Common Stock for 1994 amounted to $.85.

              Holders of Common Stock are entitled to receive distributions when and if declared by the Company's Board of Directors out of any funds legally available for that purpose. The Company is required to distribute at least 95% of its net taxable ordinary income to maintain its REIT status for federal income tax purposes. It is management's intention to pay distributions of not less than this required amount.

              For Federal tax purposes, distributions to shareholders are treated as ordinary income, capital gains, return of capital or a combination thereof. Distributions to common shareholders were $.85, $.84, and $.84 for 1994, 1993 and 1992, respectively and in each case represents ordinary income.


    c.   Registrant's Preferred Equity:

              On October 26, 1992, the Company completed a public offering of 1,825,000 shares ($25 stated value per share) of 10% Cumulative Preferred Stock, Series A ("Series A Preferred Stock"). The Series A Preferred Stock has general preference rights over the Common Stock with respect to distributions and liquidation proceeds. During 1994, the Company paid dividends totaling $4,562,500 ($2.50 per preferred share).

              On March 25, 1993, the Company completed a public offering of 2,300,000 shares ($25 stated value per share) of 9.20% Cumulative Preferred Stock, Series B ("Series B Preferred Stock"). The Series B Preferred Stock has general preference rights over the Common Stock with respect to distributions and liquidation proceeds. During 1994, the Company paid dividends totaling $5,339,500 ($2.30 per preferred share).

              On June 30, 1994, the Company completed a public offering of 1,200,000 shares ($25 stated value per share) of Adjustable Rate Cumulative Preferred Stock, Series C ("Series C Preferred Stock"). The Series C Preferred Stock has general preference rights over the Common Stock with respect to distributions and liquidation proceeds. During 1994, the Company paid dividends totaling $1,250,000 ($1.042 per preferred share, pro rated from June 30, 1994 through December 31, 1994, the period during which the Series C Preferred Stock was outstanding).

              On September 1, 1994, the Company completed a public offering of 1,200,000 shares ($25 stated value per share) of 9.5% Cumulative Preferred Stock, Series D ("Series D Preferred Stock"). The Series D Preferred Stock has general preference rights over the Common Stock with respect to distributions and liquidation proceeds. During 1994, the Company paid dividends totaling $950,000 ($.792 per preferred share, pro rated from September 1, 1994 through December 31, 1994, the period during which the Series D Preferred Stock was outstanding).

              On February 1, 1995, the Company completed a public offering of 2,195,000 shares ($25 stated value per share) of 10% Cumulative Preferred Stock, Series E ("Series E Preferred Stock"). The Series E Preferred Stock has general preference rights over the Common Stock with respect to distributions and liquidation proceeds.

              The Series A, Series B, Series C, Series D and Series E Preferred Stock collectively are referred to as the "Senior Preferred Stock."

               On July 15, 1993, the Company completed a public offering of 2,300,000 shares ($25 stated value per share) of 8.25% Convertible Preferred Stock ("Convertible Preferred Stock"). The Convertible Preferred Stock has general preference rights over the Common Stock (and ranks junior to the Senior Preferred Stock) with respect to distributions and liquidation proceeds. During 1994 the Company paid dividends totaling $4,743,800 ($2.063 per preferred share).

ITEM 6.  SELECTED FINANCIAL DATA
         -----------------------

                                                                                      For the year ended December 31,
                                                                    ----------------------------------------------------------------
                                                                       1994        1993           1992          1991         1990
                                                                    ---------   ----------   --------------   ---------   ----------
                                                                                  (In thousands, except per share data)
Revenues:
 Rental income                                                      $141,845     $109,203         $ 95,886    $ 91,695     $ 91,250
 Interest and other income                                             5,351        5,477            1,562       1,833        2,320
                                                                    --------     --------         --------    --------     --------
                                                                     147,196      114,680           97,448      93,528       93,570
                                                                    --------     --------         --------    --------     --------
Expenses:
 Cost of operations                                                   52,816       42,116           38,348      37,074       36,603
 Depreciation and amortization                                        28,274       24,998           22,405      21,773       21,099
 General and administrative                                            2,631        2,541            2,629       2,644        2,629
 Advisory fee                                                          4,983        3,619            2,612       2,769        2,317
 Interest expense                                                      6,893        6,079            9,834      10,621       10,920
                                                                    --------     --------         --------    --------     --------
                                                                      95,597       79,353           75,828      74,881       73,568
                                                                    --------     --------         --------    --------     --------

Income before minority interest and gain on
 disposition of real estate                                           51,599       35,327           21,620      18,647       20,002

Minority interest in income                                           (9,481)      (7,291)          (6,895)     (6,693)      (9,154)
                                                                    --------     --------         --------    --------     --------

Income before gain on disposition of real estate                      42,118       28,036           14,725      11,954       10,848

Gain on disposition of real estate, net of
 disposition fees                                                          -            -              398           -        1,146
                                                                    --------     --------         --------    --------     --------

Net income                                                          $ 42,118     $ 28,036         $ 15,123    $ 11,954     $ 11,994
                                                                    ========     ========         ========    ========     ========

-----------------------------------------------------------------------------------------------------------------------------------
PER COMMON SHARE:
-----------------
 Income before gain on disposition of real estate                   $   1.05     $    .98         $    .88    $    .81     $    .94

 Gain on disposition of real estate                                        -            -              .02           -          .10
                                                                    --------     --------         --------    --------     --------

 Net income                                                         $   1.05     $    .98         $    .90    $    .81     $   1.04
                                                                    ========     ========         ========    ========     ========

 Distributions per common share                                     $    .85     $    .84         $    .84    $    .82     $    .65
                                                                    ========     ========         ========    ========     ========

 Weighted average common shares                                       24,077       17,558           15,981      14,751       11,583
                                                                    ========     ========         ========    ========     ========

 -----------------------------------------------------------------------------------------------------------------------------------

Total assets                                                        $820,309     $666,133         $537,724    $548,220     $572,247

Total debt                                                          $ 77,235     $ 84,076         $ 69,478    $104,244     $105,285

Minority interest                                                   $141,227     $193,712         $202,797    $243,903     $279,619

Shareholders' equity                                                $587,786     $376,066         $253,669    $188,113     $175,585

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
         -----------------------------------------------------------------------
         OF OPERATIONS
         -------------

         The following discussion and analysis should be read in conjunction with the Company's consolidated financial statements and notes thereto.

         The Company generates its income principally through the operations of real estate facilities which include 147 facilities wholly-owned by the Company, 211 facilities owned jointly with the PSP Partnerships and 28 facilities which the Company indirectly owns through its ownership of partnership interests in the PSP Partnerships. All of such facilities are consolidated for financial statement purposes. In addition, the Company has small ownership interests in 16 facilities which are not consolidated with the Company.

    RESULTS OF OPERATIONS
    ---------------------


    Year ended December 31, 1994 compared to year ended December 31, 1993:
    ----------------------------------------------------------------------

         Net income in 1994 was $42,118,000 compared to $28,036,000 in 1993, representing an increase of $14,082,000. Net income per common share was $1.05 per share in 1994 compared to $.98 per share in 1993, representing an increase of $.07 per share. In determining net income per common share, preferred stock dividends ($16,846,000 and $10,888,000 in 1994 and 1993, respectively) reduced income allocable to the common stockholders. The increase was primarily the result of improved property operations at the Company's "Same Store" facilities (mini-warehouse facilities owned since December 31, 1990), the acquisition of additional real estate facilities during 1994, 1993 and 1992, and the acquisition of additional partnership interests.

         The Company's revenues are generated principally through the operations of its real estate facilities. The Company's core business is the operation of mini-warehouse facilities which, in 1994, represented approximately 90% of the Company's property operations (based on the 1994 rental income). The Company's portfolio of mini-warehouses are geographically located in 37 states and are operated under the "Public Storage" name.

         During 1994,  property net operating income (rental income less cost of
    operations and depreciation expense) improved compared to 1993.   Rental
    income increased $32,642,000 or 30% from $109,203,000 in 1993 to
    $141,845,000 in 1994, cost of operations increased $10,700,000 or 25% from $42,116,000 in 1993 to $52,816,000 in 1994, and property depreciation expense increased $3,175,000 from $24,924,000 in 1993 to $28,099,000 in 1994 or 13%, resulting in a net increase in property operating income of $18,767,000 or 45%. Property net operating income prior to the reduction for depreciation increased by $21,942,000 or 33%. These increases were the result of improved property operations for the "Same Store" facilities, the acquisition of a total of 122 additional mini-warehouse facilities and one business park facility during 1994, 1993 and 1992, and improved property operations at the Company's business park facilities.

         Property net operating income for the "Same Store" facilities increased by $2,617,000 or 6.8% from $38,608,000 in 1993 to $41,225,000 in 1994.
    Property net operating income prior to the reduction of depreciation expense for the "Same Store" facilities increased by $3,668,000 or 6.6% from $55,574,000 in 1993 to $59,242,000 in 1994. These increases continue the upward trend of improved operations at these facilities over the past four years as net operating income prior to reductions of depreciation expense increased by approximately 9.4% in 1993, 6.1% in 1992, and 2.0% in 1991 compared to the respective prior year. These increases are principally due to increased occupancy levels combined with an increase in average rental rates.

         From January 1, 1992 through December 31, 1994, the Company acquired a total of 122 mini-warehouse facilities, 23 of which were acquired pursuant to a merger transaction on September 30, 1994. During 1994 and 1993 these newly acquired mini-warehouses contributed approximately $22,490,000 and $5,504,000 of property net operating income prior to the reduction of depreciation, respectively.

         Property net operating income with respect to the Company's business park operations improved by $2,668,000 from a net operating loss of $429,000 in 1993 to net operating income of $2,239,000 in 1994. Property net operating income prior to the reduction of depreciation expense with respect to the Company's business park operations improved by $1,288,000 from $6,009,000 in 1993 to $7,297,000 in 1994. These improvements are principally due to the improved performance of the Company's business park facility located in Culver City, California, where property net operating income increased by approximately $511,000 combined with the 1994 acquisition of a facility located in Monterey Park, California which provided property net operating income of $710,000 in 1994.

         Weighed average occupancy levels were 90% for the mini-warehouse facilities and 95% for the business park facilities in 1994 compared to 89% for the mini-warehouse facilities and 90% for the business park facilities in 1993.

         Interest and other income decreased from $5,477,000 in 1993 to $5,351,000 in 1994. The decrease is primarily attributable to the cancellation of mortgage notes receivable totaling $24,441,000 (face amount) during 1994 in connection with the acquisition of the underlying real estate facilities securing the mortgage notes.

         Interest expense increased from $6,079,000 in 1993 to $6,893,000 in 1994, representing an increase of $814,000. This increase is primarily attributable to the overall increase in average debt outstanding in 1994 compared to 1993 as a result of increased borrowings on its bank credit facilities in

    1994 compared to 1993. The Company principally uses its credit facilities to finance the acquisition of real estate investments which are subsequently repaid with the net proceeds from the sale of the Company's securities. The weighted average interest on the credit facility and the mortgage notes outstanding at December 31, 1994 was approximately 7.3% and 9.3%, respectively. Also during the third and fourth quarters of 1994, the Company wrote-off $700,000 of debt issuance costs and $300,000 of fees to establish the new bank credit facility.

         "Minority interest in income" represents the income allocable to equity (partnership) interests in the PSP Partnerships (whose accounts are consolidated with the Company) which are not owned by the Company. Since 1990, the Company has acquired portions of these equity interests through its acquisition of limited and general partnership interests in the PSP Partnerships. As reflected in the table below, these acquisitions have resulted in reductions to the "Minority interest in income" from what it would otherwise have been in the absence of such acquisitions, and accordingly, have increased the Company's share of the consolidated PSP Partnerships' income:

                                                           For the year ended December 31,
                                                          1994           1993           1992
                                                      ------------   ------------   ------------
Net income of the consolidated PSP
  Partnerships                                        $17,150,000    $12,237,000    $ 9,722,000

The Company's share of net income of the
  consolidated PSP Partnerships resulting
  from partnership interests acquired since 1990       (7,669,000)    (4,946,000)    (2,827,000)
                                                      -----------    -----------    ----------

Remaining "Minority interest in income" as
  reflected in the Company's consolidated
  financial statements                                $ 9,481,000    $ 7,291,000    $ 6,895,000
                                                      ===========    ===========    ===========

         The acquisition of these partnership interests has provided the Company with increased liquidity through cash distributions from the PSP Partnerships. The Company expects to continue to acquire additional partnership interests in the PSP Partnerships during 1995. See LIQUIDITY AND CAPITAL RESOURCES.

         Advisory fees increased by $1,364,000 from $3,619,000 in 1993 to $4,983,000 in 1994. The advisory fee, which is based on a contractual computation, increased as a result of increased adjusted net income (as defined) per common share combined with the issuance of additional common and preferred stock during 1994 and 1993 (See Note 9 to the Company's financial statements for a description of the contract).

    Year ended December 31, 1993 compared to year ended December 31, 1992:
    ----------------------------------------------------------------------

         Net income in 1993 was $28,036,000 compared to $15,123,000 in 1992, representing an increase of $12,913,000. Net income per common share was $.98 per share in 1993 compared to $.90 per share in 1992, representing an increase of $.08 per share. Net income in 1992 included a gain on the partial condemnation by a governmental authority of a mini-warehouse facility of $398,000 or $.02 per common share. In addition, in determining net income per common share, preferred stock dividends ($10,888,000 and $812,100 in 1993 and 1992, respectively) reduced income allocable to the common stockholders.

         Income before gain on disposition of real estate was $28,036,000 in 1993 compared to $14,725,000 in 1992, representing an increase of $13,311,000 or 90%. The increase was primarily the result of improved property operations for properties owned throughout 1993 and 1992, the acquisition of additional real estate facilities during 1993 and 1992, the acquisition of additional partnership interests , increased interest income and reduced interest expense.

         During 1993,  property net operating income (rental income less cost of
    operations and expense) improved compared to 1992.   Rental income increased
    $13,317,000 or 13.9% from $95,886,000 in 1992 to $109,203,000 in 1993, cost of operations increased $3,768,000 or 9.8% from $38,348,000 in 1992 to $42,116,000 in 1993, and depreciation expense increased $2,888,000 from $22,036,000 in 1992 to $24,924,000 in 1993, resulting in a net increase in property operating income of $6,661,000 or 18.8%. Property net operating income prior to the reduction for depreciation increased by $9,549,000 or 16.6%. These increases were the result of (i) improved property operations at the "Same Store" facilities and (ii) the acquisition of 11 additional mini-warehouse facilities during 1992 (four of which were acquired on December 30, 1992) and 41 additional mini-warehouse facilities during 1993 (13 of which were acquired on December 30, 1993) partially offset by reduced property operations at the Company's business park facilities.

         Property net operating income for the "Same Store" facilities increased by $4,486,000 or 13.1% from $34,122,000 in 1992 to $38,608,000 in 1993.
    Property net operating income prior to the reduction of depreciation expense for the "Same Store" facilities increased by $4,783,000 or 9.4% from $50,791,000 in 1992 to $55,574,000 in 1993. These increases continue the upward trend of improved operations at these facilities over the past three years as net operating income prior to reduction for depreciation expense increased by approximately 6.1% in 1992 compared to 1991 and 2.0% in 1991 compared to 1990. These increases are principally due to increased occupancy levels combined with a slight increase in average rental rates.

         The real estate facilities which were acquired during 1993 and 1992 contributed approximately $5,504,000 and $542,000 of property net operating income prior to the reduction for depreciation expense in 1993 and 1992, respectively.

         Property net operating income with respect to the Company's business park operations decreased by $1,448,000 from $1,019,000 in 1992 to a net operating loss of $429,000 in 1993. Property net operating income prior to the reduction of depreciation expense with respect to the Company's business park operations decreased by $195,000 or 3% from $6,204,000 in 1992 to $6,009,000 in 1993. These decreases are principally due to the performance of the Company's business park facility located in Culver City, California, where property net operating income decreased by approximately $590,000 due to a decline in occupancy and increased expenses. The Company's business park facility manager, PSCP, has been actively marketing the facility and has improved occupancy and property operations at the facility in 1994.

         Weighed average occupancy levels were 89% for the mini-warehouse facilities and 90% for the business park facilities in 1993 compared to 86% for the mini-warehouse facilities and 90% for the business park facilities in 1992.

         Interest and other income increased from $1,562,000 in 1992 to $5,477,000 in 1993 for a net increase of $3,915,000. The increase is primarily attributable to the acquisition of mortgage notes receivable totaling $61,088,000 (face amount). The mortgage notes bear interest at stated rates ranging from 6.125% to 11.97% and effective interest rates
    ranging from 10.00% to 14.74%.   The overall average outstanding mortgage
    notes receivable balance for the year ended December 31, 1993 was approximately $54,453,000 generating an overall average effective yield of 11.04%.

         Interest expense decreased from $9,834,000 in 1992 to $6,079,000 in 1993 for a net decrease of $3,755,000. The decrease in interest expense is primarily attributable to overall decreases in average debt outstanding as mortgage notes payable were reduced by $19,141,000 during 1993 combined with reduced average borrowings on the Company's credit facilities during 1993 as compared to 1992. The weighted average interest on the mortgage notes outstanding at December 31, 1993 was approximately 10.0%.

         "Minority interest in income" represents the income allocable to equity (partnership) interests in the PSP Partnerships (whose accounts are consolidated with the Company) which are not owned by the Company. Since 1990, the Company has acquired portions of these equity interests through its acquisition of limited and general partnership interests in the PSP Partnerships. As reflected in the preceding table, these acquisitions have resulted in reductions to the "Minority interest in income" from what it would otherwise have been in the absence of such acquisitions, and accordingly, have increased the Company's share of the consolidated PSP Partnerships' income:

         Advisory fees increased by $1,007,000 from $2,612,000 in 1992 to $3,619,000 in 1993. The advisory fee, which is based on a contractual computation, increased as a result of increased adjusted net income (as defined) per common share combined with the issuance of additional preferred stock during 1993 (See Note 9 to the Company's financial statements for a description of the contract).

         Property Operating Trends
         -------------------------
             The following tables illustrates property operating trends for the last three years:

                                                                          1994      1993      1992
                                                                         ------   -------   -------
   Change in property net operating income
     ("NOI") over prior year for the "Same Store" facilities:
     After reductions for depreciation                                     6.8%     13.1%       8.7%

     Prior to reductions for depreciation                                  6.6%      9.4%       6.1%

   Change in NOI over prior year for all properties:
     After reductions for depreciation                                    45.8%     18.8%       5.5%

     Prior to reductions for depreciation                                 32.7%     16.6%       5.3%

   Weighted average occupancy levels for the
     year for "Same Store" facilities(1)                                  90.3%     89.0%      86.1%

   Realized monthly rent per square foot for
     "Same Store" facilities(1)(2)                                       $ .59    $  .56     $  .55

   Gross Profit Margin (loss)(3)
   -----------------------------
     Mini-warehouse facilities                                            46.5%     49.0%      42.2%
     Business Park facilities(4)                                          15.1%    (3.3)%       7.8%
     Overall for all facilities                                           43.0%     38.6%      37.0%

   Pre-depreciation operating Margin(5)
   ------------------------------------
     Mini-warehouse facilities                                            64.1%     63.5%      61.9%
     Business Park facilities(4)                                          49.1%     45.9%      47.8%
     Overall for all facilities                                           62.8%     61.4%      60.0%

-----------
   (1) Weighted average occupancy and realized rent per foot are not presented for all facilities because such information would not be comparative and does not differ materially from the "Same Store" information.
   (2) Realized rent per foot represents the actual revenue earned per occupied square foot. Management believes this is a more relevant measure than the posted rental rates, since posted rates can be discounted through the use of promotions.
   (3) Gross Profit Margin is computed by dividing NOI (rental income less cost of operations and depreciation) by gross revenues.
   (4) Decrease in Gross Profit Margin and pre-depreciation operating margin, in 1993, is principally due to the reductions in property operations at the Culver City and Lakewood facilities as discussed above.
   (5) Pre-depreciation operation margin is computed by dividing NOI prior to the reduction of depreciation expense by gross revenues.

       Trends in property operations are due to:

  . Increasing occupancy levels due to the decreased levels of new supply in the industry and promotion of the Company's facilities by property operators, PSMI and PSCP.

  . Increasing realized rents per square foot of mini-warehouse space due to increased demand and reduced need for promotional discounting of mini-warehouse space to improve occupancy.

  . Increasing revenues due to increasing realized rents and occupancy levels offset in part by modest increase in expenses (approximately 5% in 1994, 1% in 1993, 3% and in 1992 on "Same Store" facilities) due to expense controls including modest increases in payroll offset by reductions in promotional expenditures.


    Liquidity and Capital Resources
    -------------------------------

             Capital Structure
             -----------------

             The Company's financial profile is characterized by a low level of debt to total capitalization, increasing net income, increasing cash flow from operations, increasing funds from operations ("FFO") and a conservative dividend payout ratio with respect to the common stock. These reflect management's desire to "match" asset and liability maturities, to minimize refinancing risks and to retain capital to take advantage of acquisition opportunities and to provide financial flexibility.

             Over the last three years the Company has taken a variety of steps to enhance its capital structure, including:

       . The public issuance of $45.6 million of Series A Preferred Stock in 1992, $57.5 million of Series B Preferred Stock in 1993, $57.5 million of Convertible Preferred Stock in 1993, $30 million of Adjustable Rate Preferred Stock in June 1994 and $30 million of Series D Preferred Stock in September 1994. None of these issues requires redemption or sinking funds by the Company.

       . The public issuance of $ 80.8 million of common stock in February 1994 and $34.5 million in November 1994.

       . The issuance of $37.4 million of common stock in the merger with Public Storage Properties VIII, Inc. in September 1994.

             The Company does not believe it has any significant refinancing risks with respect to its mortgage debt and nominal interest rate risks associated with its variable rate mortgage debt which had a principal balance
   of $18.4 million at December 31, 1994.   The Company uses its $115 million of
   bank credit
   facilities primarily to fund acquisitions and provide financial flexibility and liquidity. The credit facility bears interest at LIBOR plus 1.25%. At December 31, 1994, the Company had borrowings of $25.4 million under this facility, all of which was repaid with the net proceeds of the January 1995 preferred stock offering.

         As a result of these transactions,  the Company's capitalization has
    increased.   Shareholders' equity increased from $188,112,500 on December
    31, 1991 to $587,786,000 on December 31, 1994. The increased equity combined with reductions in total debt has resulted in an improvement in the Company's debt to equity ratio from 55% at December 31, 1991 to 13% at December 31, 1994. The Company's ratio of debt to total assets also decreased from 19% at December 31, 1991 to 9% at December 31, 1994. In addition, in January 1995, the Company issued approximately $55 million of its 10% Series E Preferred Stock the net proceeds of which have been used to repay bank borrowings and acquire additional real estate investments.

             Cash Provided by Operations and Funds From Operations ("FFO")
             -------------------------------------------------------------

             The Company believes that important measures of its performance as well as its liquidity are cash provided by operations and FFO.

             Net cash provided by operations (net income plus depreciation, amortization and minority interest) reflects the cash generated from the Company's business before distributions to various equity holders, including the preferred shareholders, capital expenditures or mandatory principal payments on debt. Net cash provided by operations has increased over the past three years from $44,025,000 in 1992 to $79,180,000 in 1994.

             The following table summarizes the Company's ability to pay the minority interests' distributions, its dividends to the preferred shareholders and capital improvements to maintain the facilities through the use of cash provided by operating activities. The remaining cash flow is available to the Company to make both scheduled and optional principal payments on debt, pay distributions to common shareholders and for reinvestment.

                                                                            1994            1993           1992
                                                                        -----------    ------------    -----------
Net Income                                                              $ 42,118,000    $ 28,036,000    $ 15,123,000
Depreciation and amortization                                             28,274,000      24,998,000      22,405,000
Minority interest in income                                                9,481,000       7,291,000       6,895,000
Gain on disposition of real estate                                                 -               -        (398,000)
Amortization of discounts on mortgage notes
  receivable                                                                 (693,000)       (848,000)             -
                                                                        ------------    ------------    ------------

Net cash provided by operating activities                                 79,180,000      59,477,000      44,025,000
Distributions from operations to minority
  interests                                                              (23,037,000)    (23,647,000)    (22,892,000)
                                                                        ------------    ------------    ------------

Cash from operations allocable to the
  Company's shareholders                                                  56,143,000      35,830,000      21,133,000

Less: preferred stock dividends                                          (16,846,000)    (10,888,000)       (812,000)
                                                                        ------------    ------------    ------------

Cash from operations available to common
  shareholders                                                            39,297,000      24,942,000      20,321,000

Capital improvements to maintain facilities
 Mini-warehouses                                                          (6,360,000)     (3,520,000)     (3,541,000)
 Business parks                                                           (1,952,000)     (2,915,000)     (1,612,000)

Add back: minority interest share of capital
  improvements to maintain facilities                                      2,948,000       2,935,000       2,975,000
                                                                        ------------    ------------    ------------

Funds available for principal payments on debt,
  common  dividends and reinvestment                                      33,933,000      21,442,000      18,143,000

Cash distributions to common shareholders                                (21,249,000)    (14,728,000)    (13,424,000)
                                                                        ------------    ------------    ------------

Funds available for principal payments on debt
  and reinvestment                                                      $ 12,684,000    $  6,714,000    $  4,719,000
                                                                        ============    ============    ============

             The increases in cash provided by operating activities and funds available for principal payments on debt, common dividends and reinvestment over the past three years is primarily due to (i) increasing property net operating income at the "Same Store" facilities, (ii) the acquisition of limited and general partnership interests in the PSP Partnerships and (iii) the leverage created through the issuance of preferred stock and the utilization of the net proceeds in real estate investments which have provided net cash flows in excess of the preferred stock dividend requirements. These factors have improved the cash flow position of the common shareholders as FFO applicable to the common shareholders has increased over the same period at a rate greater than the increase in number of common shares. The significant increase in capital improvements in 1994 compared to 1993 for the mini-wareshouse facilities is due to the acquisition of new facilities in 1994 and 1993 combined with approximately $800,000 of non-recurring expense to upgrade certain facilities in Texas to provide for
   climate controlled storage units.   See the consolidated statements of cash
   flows for the each of the three years in the period ended December 31, 1994 for additional information regarding the Company's investing and financing activities.

             Funds from operations increased to $56,143,000 for the year ended December 31, 1994 compared to $35,830,000 in 1993 and $21,133,000 in 1992.
   Funds from operations applicable to the common shareholders (after deducting preferred stock dividends) increased to $39,297,000 for the year ended December 31, 1994 compared to $24,942,000 in 1993 and $20,321,000 in 1992.
   Funds from operations is defined by the National Association of Real Estate Investment Trusts, Inc. ("NAREIT") as net income (computed in accordance with generally accepted accounting principles), excluding gains (or losses) from debt restructuring and sales of property, plus depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. NAREIT has recently adopted revisions to the definition of funds from operations which will become effective in 1996. The most material impact of the new guidelines will be (i) amortization of deferred financing costs will be treated as an expense - i.e. it will no longer be treated as an add-back to net income and (ii) certain gains on sales of land will be included in funds from operations if deemed to be recurring. These changes will have no impact on the way the Company currently computes its funds from operations. Funds from operations is a supplemental performance measure for equity real
   estate investment trusts used by industry analysts.   Funds from operations
   does not take into consideration scheduled principal payments on debt, capital improvements, distributions and other obligations of the Company. Accordingly, funds from operations is not a substitute for the Company's cash flow or net income (as discussed above) as a measure of the Company's liquidity or operating performance.

         The Company believes that its rental revenues, distributions from real estate partnership interests and interest income will be sufficient over at least the next 12 months to meet the Company's operating expenses, capital improvements, debt service requirements and distributions to shareholders. During 1995, the Company has budgeted approximately $8 million for capital improvements ($2 million of which is directly attributable to the minority interest in respect of its ownership interest) to maintain its facilities. During 1994, the Company incurred capital improvements of approximately $8,312,000. The Company believes that it is not subject to any significant refinancing risks. During 1993 and 1994, the Company either repaid or extended the maturities of its mortgage notes such that in no year, until 1999, will there be more than $5.0 million of principal payments on mortgage notes becoming due and payable. See Note 7 to the Company's consolidated financial statements for principal maturities on mortgage notes payable.

         The Company believes its geographically diverse portfolio has resulted in a relatively stable and predictable investment portfolio with increasing overall property performance over the past four years.

         Distributions
         -------------

         Over the past four years, the Company has established a conservative distribution policy that is, among other things, supported by its cash flow from operations (after capital expenditures and debt service), availability of cash to make such distributions and Company's ability to maintain its REIT status.

    The Company's policy is also conservative with respect to FFO. The Company's conservative distribution policy permits it after funding its distributions and capital improvements, to retain significant funds to make additional investments and debt reductions. During 1992, 1993, and 1994, the Company distributed to common shareholders 66%, 59% and 54% of its FFO available to common shareholders, respectively, allowing it to retain approximately $24 million after capital improvements and preferred stock dividend requirements. Distributions to shareholders during 1994 and 1993 were as follows:


                                                            1994            1993
                                                        -------------   -------------
                        Distributions       Total       Distributions       Total
                          Per Share     Distributions     Per Share     Distributions
                        -------------   -------------   -------------   -------------

       Series A            $2.500         $ 4,563,000          $2.500     $ 4,563,000
       Series B            $2.300           5,340,000          $1.803       4,147,000
       Series C            $1.042           1,250,000               -               -
       Series D            $0.792             950,000               -               -
       Convertible         $2.063           4,743,000          $0.947       2,178,000
                                          -----------                     -----------
                                           16,846,000                      10,888,000
       Common              $0.850          21,249,000          $0.840      14,728,000
                                          -----------                     -----------
                                          $38,095,000                     $25,616,000
                                          ===========                     ===========

             The Series C Preferred Stock and the Series D Preferred Stock were issued on June 30, 1994 and September 1, 1994, respectively. Dividends with respect to the Series C and Series D Preferred Stock are pro rated from the
   date of issuance through December 31, 1994.   The annual distribution
   requirement with respect to the Series D Preferred stock is $2.50 per share. The dividend rate on the Series C Preferred Stock is adjustable. For the period from the date of issue (June 30, 1994) through September 30, 1994 was equal to 8.15% per annum and was 8.426% per annum for the fourth quarter of 1994. Thereafter, the dividend rate per annum will be adjusted quarterly and will be equal to the highest of one of three U.S. Treasury indices (Treasury Bill Rate, Ten Year Constant Maturity Rate, and Thirty Year Constant Maturity Rate) multiplied by 110%. However, the dividend rate for any dividend period will not be less than 6.75% per annum nor greater than
   10.75% per annum.   The dividend rate with respect to the first quarter of
   1995 will be equal to 8.668% per annum.

         The annual distribution level with respect to the Company's preferred stock (including the Series E Preferred Stock issued in January 1995) will be approximately $25,461,600. The distributions for the first quarter of 1995 with respect to the common stock is $.22 per common share.

         REIT Distribution Requirement
         -----------------------------

         As a REIT, the Company is not taxed on that portion of its taxable income which is distributed to its shareholders provided that at least 95% of its taxable income is so distributed prior to filing of the Company's tax return. The Company has satisfied the REIT distribution requirement since 1980.

         Increasing Ownership of Real Estate Assets
         ------------------------------------------

         The Company's growth strategies have focused on improving the operating performance of its existing properties (as discussed above) and on increasing its ownership of mini-warehouses through additional investments.

         During 1994, the Company acquired 71 mini-warehouse facilities and one business park facility for an aggregate cost of $193,097,000. The acquisitions were financed through a combination of the issuance of equity securities, cancellation of mortgage notes receivable, assumption of debt and cash. Twenty-three of these facilities were acquired pursuant to a merger transaction.

         On September 30, 1994, the Company completed a merger transaction with Public Storage Properties VIII, Inc. ("Properties 8") whereby the Company acquired all the outstanding stock of Properties 8 in exchange for cash and common stock of the Company. As a result of the Merger, Properties 8 was merged with and into the Company. Properties 8, a real estate investment trust and an affiliate of the Company's investment adviser, owned and operated 20 mini-warehouse facilities and three combination mini-warehouse/business park facilities prior to the Merger. The aggregate cost of the merger (including related costs and expenses) totaled $55,839,000 consisting of the issuance of 2,593,914 shares of the Company's common stock (with an aggregate value of $38,498,000) and $17,341,000 in cash.

         During 1994, the Company significantly increased its ownership interest in the PSP Partnerships. Pursuant to cash tender offers, the Company acquired limited partnership units in the PSP Partnerships for an aggregate cost of $51,711,000. The effect of these acquisitions is to reduce the ownership interest of minority interest in the Company's existing
    portfolio of real estate facilities.   Minority interest has decreased from
    $193,712,000 at December 31, 1993 to $141,227,000 at December 31, 1994.

         On February 28, 1995, the Company completed a merger transaction with Public Storage Properties VI, Inc. ("Properties 6") whereby the Company acquired all the outstanding stock of Properties 6 in exchange for cash and common stock of the Company. In the merger, Properties 6 was merged with and into the Company, and the outstanding Properties 6 common stock (2,716,223 shares) was converted into an aggregate of approximately (i) 3,148,000 shares of the Company's common stock (at the rate of 1.724 shares of the Company's common stock for each share of Properties 6 common stock) and (ii) $21,427,973 in cash (at the rate of $24.05 per share of Properties 6 common stock). Properties 6, a real estate investment trust and an affiliate of the Company's investment adviser, owned and operated 22 mini-warehouse facilities and one combination mini-warehouse/business park facilities prior to the merger.

         In March 1995, the Company acquired two parcels of land located in Atlanta, Georgia on which the Company is currently developing mini-warehouse facilities. The facilities are scheduled to open in late 1995 and have an estimated aggregate cost of approximately $8 million.

         Future Transactions
         -------------------

         The Company intends to continue to expand its asset and capital base through the acquisition of real estate assets and interests in real estate assets from unaffiliated parties and affiliates of the Adviser through direct purchases, mergers, tender offers or other transactions. The Company expects to fund these transactions with borrowings under its $115 million credit facility combined with undistributed operating cash flow.
   The Company intends to repay amounts borrowed under the credit facility from undistributed operating cash flow or from the public or private placement of securities.

         Proposed Restructure
         --------------------

         The Company has formed a special committee of independent directors which, in March 1995, selected Robertson, Stephens & Company, L.P., as financial advisor. The special committee was formed to consider a transaction which the Company would be combined with substantially all of the United States real estate operations of PSI, and the Company would become self-advised and self-managed. Although no terms have been established, it is expected that the Company would issue shares of its common stock in the transaction. There is no agreement between the Company and PSI and no assurance that an agreement can be reached or that a transaction can be completed. Any such transaction would be subject, among other things, to prior approval of the Company's common shareholders and a fairness opinion from Robertson, Stephens & Company, L.P.

         PSI, organized in 1972, has been engaged, directly and through subsidiaries, in the acquisition, development, construction of mini-warehouses and, to a lesser extent, other commercial properties in the United States and Canada. PSMI, PSCP and the Adviser are subsidiaries of PSI. PSMI and PSCP operated approximately 1,150 facilities in the United States, including the Company's approximately 430 facilities, and PSI has direct or indirect ownership interests in approximately 1,060 facilities in the United States, including the Company's facilities.

         Proposed Merger
         ---------------

         On February 1, 1995,  the Company and Public Storage Properties
   VII, Inc. ("Properties 7"), a publicly traded equity real estate investment trust and an affiliate of the Adviser agreed, subject to certain conditions, to merge. Upon the merger, each outstanding share of Properties 7 common stock would be converted, at the election of the shareholders of Properties 7, into either shares of the Company's common stock with a market value of $18.95 or, with respect to up to 20% of the Properties 7 common stock, $18.95 in cash. Properties 7 has 3,806,491 outstanding shares of common stock. The merger agreement is conditioned on, among other requirements, receipt of satisfactory fairness opinions by Properties 7 and the Company and approval by the shareholders of both Properties 7 and the Company. PSI and its affiliates have significant relationships with both Properties 7 and the Company, own approximately 28% of the Properties 7 common stock and have informed Properties 7 and the Company that they intend to vote their shares for the merger and intend to elect to convert their shares of Properties 7 into common shares of the Company.

         Tender offers
         -------------

         In January 1995,  the Company completed a cash tender offer for limited partnership units in PS Partners VIII, Ltd. acquiring 6,815 units at
   $260 per unit.   In February 1995,  the Company completed a cash tender offer for limited partnership units in PS Partners, Ltd., acquiring 15,767 units at $400 per unit.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
         -------------------------------------------

         The financial statements of the Company at December 31, 1994 and December 31, 1993 and for each of the three years in the period ended December 31, 1994 and the report of Ernst & Young LLP, Independent Auditors, thereon and the related financial statement schedules, are included elsewhere herein. Reference is made to the Index to Financial Statements and Schedules in Item 14.

ITEM 9.  DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
         ----------------------------------------------------
         Not applicable.

                                    PART III
                                    --------

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
         --------------------------------------------------

         Incorporated by reference herein is the information required by this item, which is to be included in an amendment on Form 10-K/A to the Form 10-K filed within 120 days of the end of the Company's 1994 fiscal year.


ITEM 11. EXECUTIVE COMPENSATION
         ----------------------

         Incorporated by reference herein is the information required by this item, which is to be included in an amendment on Form 10-K/A to the Form 10-K filed within 120 days of the end of the Company's 1994 fiscal year.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
         --------------------------------------------------------------

         Incorporated by reference herein is the information required by this item, which is to be included in an amendment on Form 10-K/A to the Form 10-K filed within 120 days of the end of the Company's 1994 fiscal year.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
         ----------------------------------------------

         Incorporated by reference herein is the information required by this item, which is to be included in an amendment on Form 10-K/A to the Form 10-K filed within 120 days of the end of the Company's 1994 fiscal year.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
         ---------------------------------------------------------------

    (a)  1. Financial Statements
               The financial statements listed in the accompanying Index to Financial Statements and Schedules hereof are filed as part of this report.

         2. Financial Statement Schedules
               The financial statements schedules listed in the accompanying Index to Financial Statements and Schedules are filed as part of this report.

         3. Exhibits
               See Index to Exhibits contained herein.

    (b)  Reports on Form 8-K

               The Company filed a Current Report on Form 8-K dated
         November 16, 1994, pursuant to Item 5, which filed certain exhibits relating to the Company's public offering of 2,500,000 shares of common stock.

    (c)  Exhibits:
               See Index to Exhibits contained herein.

                            STORAGE EQUITIES, INC.
                               INDEX TO EXHIBITS
                          (Items 14(a)(3) and 14(c))

     2.1 Agreement and Plan of Reorganization between Registrant and Public Storage Properties VIII, Inc. dated as of April 14, 1994. Filed with Registrant's Registration Statement No. 33-54557 and incorporated herein by reference.

     2.2 Agreement and Plan of Reorganization between Registrant and Public Storage Properties VI, Inc. dated as of September 26, 1994. Filed with Registrant's Registration Statement No. 33-56925 and incorporated herein by reference.

     3.1 Restated Articles of Incorporation. Filed with Registrant's Registration Statement No. 33-54557 and incorporated herein by reference.

     3.2 Certificate of Determination for the Series A Preferred Stock. Filed with Registrant's Registration Statement No. 33-54557 and incorporated herein by reference.

     3.3 Certificate of Determination for the Series B Preferred Stock. Filed with Registrant's Registration Statement No. 33-54557 and incorporated herein by reference.

     3.4    Amendment to Certificate of Determination for the Series B
            Preferred Stock. Filed with Registrant's Registration Statement No. 33-56925 and incorporated herein by reference.

     3.5 Certificate of Determination for the Convertible Preferred Stock. Filed with Registrant's Registration Statement No. 33-54557 and incorporated herein by reference.

     3.6 Certificate of Determination for the Adjustable Rate Preferred Stock. Filed with Registrant's Registration Statement No. 33-54557 and incorporated herein by reference.

     3.7 Certificate of Determination for the Series D Preferred Stock. Filed with Registrant's Form 8-A/A Registration Statement relating to the Series D Preferred Stock and incorporated herein by reference.

     3.8 Certificate of Determination for the Series E Preferred Stock. Filed with Registrant's Form 8-A/A Registration Statement relating to the Series E Preferred Stock and incorporated herein by reference.

     3.9 Revised Bylaws. Filed with Registrant's Registration Statement No. 33-30340 and incorporated herein by reference.

     10.1   Amended and Restated Advisory Contract between Registrant and
            Public Storage Advisers, Inc. dated as of September 30, 1991. Filed with Registrant's Current Report on Form 8-K dated October 2, 1991 and incorporated herein by reference.

     10.2 First Amendment to Amended and Restated Advisory Contract between Registrant and Public Storage Advisers, Inc. dated as of October 1, 1991. Filed with Registrant's Registration Statement No. 33-43750 and incorporated herein by reference.

     10.3 Second Amendment to Amended and Restated Advisory Contract between Registrant and Public Storage Advisers, Inc. dated as of May 14, 1992. Filed with Registrant's Current Report on Form 8-K dated May 14, 1992 and incorporated herein by reference.

     10.4 Third Amendment to Amended and Restated Advisory Contract between Registrant and Public Storage Advisers, Inc. dated as of February 25, 1993. Filed with the Registrant's Annual Report on Form 10-K for the year ended December 31, 1992 and incorporated herein by reference.

     10.5 Fourth Amendment to Amended and Restated Advisory Contract between Registrant and Public Storage Advisers, Inc. dated as of June 7, 1994. Filed with Registrant's Current Report on Form 8-K dated June 23, 1994 and incorporated herein by reference.

     10.6 Fifth Amendment to Amended and Restated Advisory Contract between Registrant and Public Storage Advisers, Inc. dated as of August 9, 1994. Filed with Registrant's Current Report on Form 8-K dated August 24, 1994 and incorporated herein by reference.

     10.7 Sixth Amendment to Amended and Restated Advisory Contract between Registrant and Public Storage Advisers, Inc. dated as of January 12, 1995. Filed with Registrant's Current Report on Form 8-K dated January 24, 1995 and incorporated herein reference.

     10.8 Amended Management Agreement between Registrant and Public Storage Management, Inc. dated as of February 21, 1995. Filed herewith.

     10.9   Amended Management Agreement between Registrant and Public
            Storage Commercial Properties Group, Inc. dated as of February 21, 1995. Filed herewith.

     10.10  Agreement on Investment Opportunities dated as of November 18,
            1980 and Amendment to Agreement on Investment Opportunities dated as of September 12, 1986, each among Registrant, Public Storage, Inc.,
            B. Wayne Hughes and Kenneth Q. Volk, Jr. Filed with Registrant's Registration Statement No. 33-30340 and incorporated herein by reference.

     10.11 Amendment No. 2 to Agreement on Investment Opportunities among Registrant, Public Storage, Inc., B. Wayne Hughes and Kenneth Q. Volk, Jr., dated as of May 14, 1992. Filed with

            Registrant's Current Report on Form 8-K dated May 14, 1992 and incorporated herein by reference.

     10.12 Participation Agreement, dated as of September 14, 1982, among Registrant, PS Partners, Ltd., Public Storage, Inc., B. Wayne Hughes and Kenneth Q. Volk, Jr. Filed with Registrant's Current Report on Form 8-K dated September 14, 1982 and incorporated herein by reference.

     10.13 Participation Agreement dated as of November 9, 1983, among Registrant, PS Partners II, Ltd., Public Storage, Inc., B. Wayne Hughes and Kenneth Q. Volk, Jr. Filed with Registrant's Current Report on Form 8-K dated December 9, 1983 and incorporated herein by reference.

     10.14 Participation Agreement dated as of May 11, 1984, among Registrant, PS Partners III, Ltd., Public Storage, Inc., B. Wayne Hughes and Kenneth Q. Volk, Jr. Filed with Registrant's Annual Report on Form 10-K for the year ended December 31, 1984 and incorporated herein by reference.

     10.15 Participation Agreement dated as of December 26, 1984, among Registrant, PS Partners IV, Ltd., Public Storage, Inc., B. Wayne Hughes and Kenneth Q. Volk, Jr. Filed with Registrant's Annual Report on Form 10-K for the year ended December 31, 1984 and incorporated herein by reference.

     10.16 Participation Agreement dated as of June 20, 1985, among Registrant, PS Partners V, Ltd., a California Limited Partnership, Public Storage, Inc., B. Wayne Hughes and Kenneth Q. Volk, Jr. Filed with Registrant's Current Report on Form 8-K dated April 18, 1985 and incorporated herein by reference.

     10.17 Participation Agreement dated as of October 18, 1985, among Registrant, PS Partners VI, Ltd., a California Limited Partnership, Public Storage, Inc., B. Wayne Hughes and Kenneth Q. Volk, Jr. Filed with Registrant's Current Report on Form 8-K dated November 30, 1985 and incorporated herein by reference.

     10.18  Participation Agreement dated as of April 2, 1986, among
            Registrant, PS Partners VII, Ltd., a California Limited Partnership, Public Storage, Inc., B. Wayne Hughes and Kenneth Q. Volk, Jr.
            Filed with Registrant's Current Report on Form 8-K dated August 20, 1986 and incorporated herein by reference.

     10.19  Loan Agreement between Registrant and Aetna Life Insurance
            Company dated as of July 11, 1988. Filed with Registrant's Current Report on Form 8-K dated July 14, 1988 and incorporated herein by reference.

     10.20 Amendment to Loan Agreement between Registrant and Aetna Life Insurance Company dated as of September 1, 1993. Filed with Registrant's Annual Report on Form 10-K for the year ended December 31, 1993 and incorporated herein by reference.

     10.21  Credit Agreement by and among Registrant, Wells Fargo Bank,
            National Association, as agent, and the financial institutions party thereto dated as of September 2, 1994 (the "Credit Agreement"). Filed with Registrant's Quarterly Report on Form 10-Q for the period ended September 30, 1994 and incorporated herein by reference.

     10.22 First Amendment to Credit Agreement dated as of December 22, 1994. Filed herewith.

*    10.23  Registrant's 1990 Stock Option Plan.  Filed herewith.

*    10.24  Registrant's 1994 Stock Option Plan.  Filed herewith.

     11     Statement Re  Computation of Earnings Per Share.   Filed herewith.

     12 Statement Re Computation of Ratio of Earnings to Fixed Charges. Filed herewith.

     23     Consent of Independent Auditors.  Filed herewith.

     27     Financial data schedule.  Filed herewith.

____________________

     *      Compensatory benefit plan.

                                    SIGNATURES
                                    ----------

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        STORAGE EQUITIES, INC.


Date: March  24 ,  1995                 By:   /s/ Harvey Lenkin
      ------------------------              ----------------------------------

                                            Harvey Lenkin, President

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


        Signature                            Title                    Date
------------------------------   -----------------------------   ---------------

/s/ B. Wayne Hughes              Chairman of the                 March  24, 1995
------------------------------   Board, Chief Executive          ---------------
    B. Wayne Hughes              Officer, Director (Principal
                                 Executive Officer)


/s/ Harvey Lenkin                President and Director          March  24, 1995
------------------------------                                   ---------------
    Harvey Lenkin

/s/ Ronald L. Havner, Jr.        Vice President and              March  24, 1995
------------------------------   Chief Financial Officer         ---------------
    Ronald L. Havner, Jr.        (principal financial
                                 and accounting officer)


/s/ Robert J. Abernethy          Director                        March  24, 1995
------------------------------                                   ---------------
    Robert J. Abernethy

/s/ Dann V. Angeloff             Director                        March  24, 1995
------------------------------                                   ---------------
    Dann V. Angeloff

/s/ William C. Baker             Director                        March  24, 1995
------------------------------                                   ---------------
    William C. Baker

/s/ Uri P. Harkham               Director                        March  24, 1995
------------------------------                                   ---------------
    Uri P. Harkham

/s/ Berry Holmes                 Director                        March  24, 1995
------------------------------                                   ---------------
    Berry Holmes

/s/ Michael M. Sachs             Director                        March  24, 1995
------------------------------                                   ---------------
    Michael M. Sachs

                            STORAGE EQUITIES, INC.

                  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                 AND SCHEDULES

                                 (Item 14 (a))



                                                                    Page
                                                                    References
                                                                    ----------
Report of Independent Auditors.................................            F-1

Consolidated balance sheets as of December 31, 1994 and 1993...            F-2

For each of the three years in the period ended
  December 31, 1994:

  Consolidated statements of income............................            F-3

  Consolidated statements of shareholders' equity..............            F-4

  Consolidated statements of cash flows........................      F-5 - F-6

Notes to consolidated financial statements.....................     F-7 - F-27

Schedules:

  III - Real estate and accumulated depreciation...............    F-28 - F-38

  IV - Mortgage loans on real estate...........................    F-39 - F-40


  All other schedules have been omitted since the required information is not present or not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements or notes thereto.

                        REPORT OF INDEPENDENT AUDITORS
                        ------------------------------



  The Board of Directors and Shareholders
  Storage Equities, Inc.


  We have audited the accompanying consolidated balance sheets of Storage Equities, Inc. as of December 31, 1994 and 1993, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1994. Our audits also included the financial statement schedules listed in the Index at Item 14 (a). These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

  We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Storage Equities, Inc. at December 31, 1994 and 1993, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1994, in conformity with
  generally accepted accounting principles.   Also, in our opinion, the related
  financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.



                                               ERNST & YOUNG  L L P
  Los Angeles, California

  February 7, 1995,
  except for Note 13 for which
  the date is March 13,1995.

                             STORAGE EQUITIES, INC.
                          CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 1994 AND 1993

                                                DECEMBER 31,     DECEMBER 31,
                                                    1994             1993
                                               --------------   --------------
       A S S E T S
       -----------

Cash and cash equivalents                      $  20,151,000    $  10,532,000

Real estate facilities, at cost:
  Land                                           267,039,000      200,144,000
  Buildings                                      700,679,000      563,982,000
                                               -------------    -------------
                                                 967,718,000      764,126,000
  Accumulated depreciation                      (202,745,000)    (175,621,000)
                                               -------------    -------------
                                                 764,973,000      588,505,000

Mortgage notes receivable from affiliates         23,062,000       49,575,000

Other assets                                      12,123,000       17,521,000
                                               -------------    -------------

       Total assets                            $ 820,309,000    $ 666,133,000
                                               =============    =============

L I A B I L I T I E S   A N D   E Q U I T Y
--------------------------------------------

Notes payable to banks                         $  25,447,000    $  35,770,000

Mortgage notes payable                            51,788,000       48,306,000

Accrued and other liabilities                     14,061,000       12,279,000
                                               -------------    -------------

       Total liabilities                          91,296,000       96,355,000

Minority interest                                141,227,000      193,712,000

Commitments and contingencies

Shareholders' equity (Note 10):

  Preferred Stock, $.01 par value,
    50,000,000 shares authorized, 8,911,000
    shares issued and outstanding
    (6,425,000 at December 31, 1993),
    at liquidation preference:
      Cumulative Preferred Stock,
        issued in series                         165,275,000      103,125,000
      Convertible Preferred Stock                 57,500,000       57,500,000

  Common stock, $.10 par value, 60,000,000
    shares authorized, 28,826,707 shares
    issued and outstanding (18,056,270 at
    December 31, 1993)                             2,883,000        1,806,000

  Paid-in capital                                372,361,000      227,892,000

  Cumulative net income                          172,485,000      130,366,000

  Cumulative distributions paid                 (182,718,000)    (144,623,000)
                                               -------------    -------------
       Total shareholders' equity                587,786,000      376,066,000
                                               -------------    -------------

       Total liabilities and
         shareholders' equity                  $ 820,309,000    $ 666,133,000
                                               =============    =============

                            See accompanying notes.

                            STORAGE EQUITIES, INC.
                      CONSOLIDATED STATEMENTS OF INCOME
      FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 1994

                                                                          1994                  1993               1992
                                                                     -------------          ------------        ------------
REVENUES:
  Rental income                                                       $141,845,000           $109,203,000        $95,886,000
  Interest and other income                                              5,351,000              5,477,000          1,562,000
                                                                      ------------           ------------        -----------
                                                                       147,196,000            114,680,000         97,448,000
                                                                      ------------           ------------       ------------
EXPENSES:
  Cost of operations (including property management fees
    paid to affiliates totaling $8,355,000,  $6,411,000 and
    $5,590,000 in 1994, 1993, and 1992, respectively)                   52,816,000             42,116,000         38,348,000
  Depreciation and amortization                                         28,274,000             24,998,000         22,405,000
  General and administrative                                             2,631,000              2,541,000          2,629,000
  Advisory fee                                                           4,983,000              3,619,000          2,612,000
  Interest expense                                                       6,893,000              6,079,000          9,834,000
                                                                      ------------           ------------        -----------
                                                                        95,597,000             79,353,000         75,828,000
                                                                      ------------           ------------       ------------

Income before minority interest and gain on disposition of
  real estate                                                           51,599,000             35,327,000         21,620,000

Minority interest in income                                             (9,481,000)            (7,291,000)        (6,895,000)
                                                                      ------------           ------------       ------------

Income before gain on disposition of real estate                        42,118,000             28,036,000         14,725,000

Gain on disposition of real estate, net of disposition fees                      -                      -            398,000
                                                                      ------------           ------------       ------------

Net income                                                            $ 42,118,000           $ 28,036,000       $ 15,123,000
                                                                      ============           ============       ============

Net income allocation:
   Allocable to preferred  shareholders                               $ 16,846,000           $ 10,888,000        $   812,000
   Allocable to common shareholders                                     25,272,000             17,148,000         14,311,000
                                                                      ------------           ------------       ------------
                                                                      $ 42,118,000           $ 28,036,000       $ 15,123,000
                                                                      ============           ============       ============

PER COMMON SHARE:
  Income allocable to common shareholders before gain
    on disposition of real estate (Note 2)                            $       1.05           $       0.98       $       0.88

  Gain on disposition of real estate, net of disposition fees                    -                      -               0.02
                                                                      ------------           ------------       ------------

  Net income                                                          $       1.05           $       0.98       $       0.90
                                                                      ============           ============       ============

  Weighted average common shares outstanding                            24,077,055             17,558,372         15,980,978
                                                                      ============           ============       ============

                            See accompanying notes.

                             STORAGE EQUITIES, INC.
                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
       FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 1994
          (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                       Preferred Stock                                                              Total
                                   -----------------------   Common     Paid-in     Cumulative     Cumulative    Shareholders'
                                   Cumulative  Convertible    Stock     Capital     Net Income   Distributions      Equity
                                   ----------  -----------   -------   ---------    ----------   -------------   -------------
Balances at December 31, 1991       $      -     $     -     $ 1,499    $204,177     $ 87,208      $(104,771)       $188,113
Issuance of Preferred Stock,
 net of issuance costs--
 Series A (1,825,000 shares)          45,625           -                  (1,789)           -              -          43,836
Issuance of Common Stock
 (2,325,617 shares)                        -           -         233      20,600            -              -          20,833
Net income                                 -           -           -           -       15,123              -          15,123
Cash distributions:
 Preferred Stock Series A,
  $0.445 per share                         -           -           -           -            -           (812)           (812)
 Common Stock, $0.84 per share             -           -           -           -            -        (13,424)        (13,424)
                                   ----------  -----------   -------   ---------    ----------   -------------   -------------
Balances at December 31, 1992         45,625           -       1,732     222,988      102,331       (119,007)        253,669
 Issuance of Preferred Stock,
  net of issuance costs:
   Series B (2,300,000 shares)        57,500           -           -      (2,297)           -              -          55,203
   Convertible (2,300,000 shares)          -      57,500           -      (2,424)           -              -          55,076
Issuance of Common Stock
 (741,199 shares)                          -           -          74       9,624            -              -           9,698
Net income                                 -           -           -           -       28,036              -          28,036
Cash distributions:
 Preferred Stock (Series A--
  $2.50 per share; Series B--
  $1.803 per share; Convertible--
  $0.947 per share)                        -           -           -           -            -        (10,888)        (10,888)
 Common Stock, $0.84 per share             -           -           -           -            -        (14,728)        (14,728)
                                   ----------  -----------   -------   ---------    ----------   -------------   -------------
Balances at December 31, 1993        103,125      57,500       1,806     227,891      130,367       (144,623)        376,066
Issuance of Preferred Stock,
 net of issuance costs:
  Series B (86,000 shares)             2,150           -           -           -            -              -           2,150
  Series C  (1,200,000 shares)        30,000           -           -      (1,100)           -              -          28,900
  Series D (1,200,000 shares)         30,000           -           -      (1,200)           -              -          28,800
Issuance of Common Stock
 (10,770,437 shares)                       -           -       1,077     146,770            -              -         147,847
Net income                                 -           -           -           -       42,118              -          42,118
Cash distributions:
 Preferred Stock (Series A--
  $2.50 per share; Series B--
  $2.30 per share; Series C--
  $1.042 per share; Series D--
  $0.792 per share and
  Convertible--$2.063 per
  share                                    -           -           -           -            -        (16,846)        (16,846)
 Common Stock, $0.85 per share             -           -           -           -            -        (21,249)        (21,249)
                                   ----------  -----------   -------   ---------    ----------   -------------   -------------
Balances at December 31, 1994       $165,275     $57,500     $ 2,883    $372,361     $172,485      $(182,718)       $587,786
                                   ==========  ===========   =======   =========    ==========   =============   =============

                            See accompanying notes.

                             STORAGE EQUITIES, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
       FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 1994

                                                                                        1994              1993           1992
                                                                                   ---------------   --------------   -----------
Cash flows from operating activities:
 Net income                                                                        $  42,118,000    $  28,036,000     $ 15,123,000
 Adjustments to reconcile net income to net
  cash provided by operating activities:
 Depreciation and amortization (net of amortization of
  mortgage notes receivable discounts)                                                27,581,000       24,150,000       22,405,000
 Minority interest in income                                                           9,481,000        7,291,000        6,895,000
 Gain on disposition of real estate, net of disposition fees                                   -                -         (398,000)
                                                                                   -------------    -------------     ------------

    Total adjustments                                                                 37,062,000       31,441,000       28,902,000
                                                                                   -------------    -------------     ------------

    Net cash provided by operating activities                                         79,180,000       59,477,000       44,025,000
                                                                                   -------------    -------------     ------------

Cash flows from investing activities:
 Principal payments received on mortgage notes receivable                              6,785,000        7,957,000          354,000
 Proceeds from disposition of real estate facilities, net                              1,666,000        1,292,000        1,524,000
 Acquisition of minority interests in real estate partnerships                       (51,711,000)      (7,681,000)      (1,104,000)
 Acquisition of mortgage notes receivable                                             (4,020,000)     (61,325,000)      (7,858,000)
 Acquisition of real estate facilities                                               (93,026,000)     (66,887,000)      (8,773,000)
 Acquisition cost of merger (cash portion)                                           (20,972,000)               -                -
 Capital improvements to real estate facilities                                       (8,312,000)      (6,435,000)      (5,153,000)
 Deposits on pending real estate acquisitions                                                  -       (4,350,000)               -
                                                                                   -------------    -------------     ------------

    Net cash used in investing activities                                           (169,590,000)    (137,429,000)     (21,010,000)
                                                                                   -------------    -------------     ------------

Cash flows from financing activities:
 Net proceeds (pay downs) from note payable to banks                                 (10,323,000)      33,740,000      (22,106,000)
 Net proceeds from the issuances of preferred stock                                   57,899,000      110,279,000       43,836,000
 Net proceeds from the issuances of common stock                                     110,280,000        2,598,000                -
 Principal payments on mortgage notes payable                                         (8,233,000)     (25,603,000)     (12,661,000)
 Distributions paid to shareholders                                                  (38,095,000)     (25,616,000)     (14,236,000)
 Distributions from operations to minority interests
  in real estate partnership                                                         (23,037,000)     (23,647,000)     (22,892,000)
 Reinvestment by minority interests in real estate partnerships                        7,962,000       11,120,000        7,425,000
 Other                                                                                 3,576,000       (2,771,000)        (436,000)
                                                                                   -------------    -------------     ------------

    Net cash provided by (used in) financing activities                              100,029,000       80,100,000      (21,070,000)
                                                                                   -------------    -------------     ------------

Net increase in cash and cash equivalents                                              9,619,000        2,148,000        1,945,000

Cash and cash equivalents at the beginning of the year                                10,532,000        8,384,000        6,439,000
                                                                                   -------------    -------------     ------------

Cash and cash equivalents at the end of the year                                   $  20,151,000    $  10,532,000     $  8,384,000
                                                                                   =============    =============     ============

                            STORAGE EQUITIES, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
       FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 1994
                                   CONTINUED

                                                                                           1994            1993            1992
                                                                                       -------------   -------------   -------------
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND
  FINANCING ACTIVITIES:

 Investing activities:

 Acquisition of real estate facilities in exchange for
  common stock, the assumption of mortgage notes payable
  and the cancellation of mortgage notes receivable                                    $(42,656,000)   $(20,161,000)   $(15,101,000)


 Acquisition of Public Storage Properties VIII, Inc. (Note 3):
     Real estate facilities                                                             (57,415,000)              -               -
     Other assets                                                                        (1,620,000)              -               -
     Accrued and other liabilities                                                          695,000               -               -

 Acquisition of minority interests in real estate partnerships
  in exchange for common stock                                                                    -      (3,496,000)    (17,084,000)


 Acquisition of partnership interests in real estate entities
  in exchange for common stock                                                                    -      (1,873,000)              -

 Reduction in other assets - deposits on pending real estate acquisitions                 4,350,000               -               -

  Financing activities:

 Cancellation of mortgage notes receivable to acquire real estate facilities             24,441,000      11,968,000      11,694,000

 Assumption of mortgage notes payable upon the acquisition of real estate
  facilities                                                                             11,715,000       6,461,000               -

 Issuance of Preferred Stock - Series B to acquire real estate facilities                 2,150,000               -               -

 Issuance of common stock to:
     consummate acquisition of Public Storage Properties VIII, Inc.                      37,369,000               -               -
     acquire minority interests in real estate partnerships                                       -       3,496,000      17,084,000
     acquire real estate facilities                                                                       1,732,000       3,407,000
     acquire partnership  interests in real estate entities                                       -       1,873,000               -
     acquire mortgage notes receivable                                                            -               -         342,000

                            See accompanying notes.

                             STORAGE EQUITIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 1994

1.  Description of the business
    ---------------------------

         Storage Equities, Inc. (the "Company"), which was organized in 1980, is a California corporation that invests primarily in existing mini-warehouses which offer self storage spaces for lease, usually on a month-to-month basis, for personal and business use. The Company, to a lesser extent, has also invested in business park facilities containing commercial and industrial rental space.

         At December 31, 1994, the Company had equity interests (through direct ownership, as well as general and limited partnership interests) in 402 properties located in 37 states, including 368 mini-warehouse facilities, 16 business parks and 18 combination mini-warehouse/business park facilities. All of these facilities are operated under the "Public Storage" name.

         The Company has invested in 211 properties jointly through general partnerships (the "Joint Ventures") with PS Partners, Ltd. ("PSP-1"); PS Partners II, Ltd. ("PSP-2"); PS Partners III, Ltd. ("PSP-3"); PS Partners IV, Ltd. ("PSP-4"); PS Partners V, Ltd. ("PSP-5"); PS Partners VI, Ltd. ("PSP-6"); and PS Partners VII, Ltd. ("PSP-7"). In addition, the Company also owns limited partnership units and general partnership interests in each of the above partnerships including PS Partners VIII, Ltd. ("PSP-8"). These eight publicly-held partnerships (collectively the "PSP Partnerships") are affiliates of the Company.

2.  Summary of significant accounting policies
    ------------------------------------------

    Basis of presentation
    ---------------------

         The consolidated financial statements include the accounts of the
    Company and the PSP Partnerships.   The Company through its direct ownership
    interests in the Joint Ventures combined with its limited and general partnership interests owns a significant economic interest in each of the PSP Partnerships (Note 8). In addition, the Company is able to exercise significant control over the PSP Partnerships through its (i) position as a co-general partner, (ii) ownership of significant limited partnership interests and (iii) ability to compel the sale of the properties held in the Joint Ventures; such properties represent a significant majority of the PSP Partnerships' investment portfolio.

         The Company's aggregate cost of its interests in the PSP Partnerships is less than the historical carrying amount of the underlying net assets of
    the PSP Partnerships represented by such interests.   In consolidation, the
    difference between the Company's cost and the historical carrying value of the underlying properties has been allocated to the real estate facilities and is being amortized over the remaining lives of the real estate facilities (Note 4).

                            STORAGE EQUITIES, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              DECEMBER 31, 1994


2.  Summary of significant accounting policies (Cont'd.)
    ----------------------------------------------------

    Income taxes
    ------------

         For all taxable years subsequent to 1980, the Company qualified as a real estate investment trust ("REIT"), as defined in Section 856 of the Internal Revenue Code. As a REIT, the Company is not taxed on that portion of its taxable income which is distributed to its shareholders provided that at least 95% of its taxable income is so distributed. The Company met the distribution requirements during 1994, 1993 and 1992, accordingly, no provision for income taxes has been made in the accompanying financial statements.

    Allowance for possible losses
    -----------------------------

         The Company has no allowance for possible losses relating to any of its real estate investments, including mortgage notes receivable. The need for such an allowance is evaluated by management by means of periodic reviews of its investment portfolio.

    Cash and cash equivalents
    -------------------------

         For purposes of financial statement presentation, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. The carrying amounts reported in the balance sheet for these financial instruments approximate their fair values.

    Depreciation
    ------------

         Depreciation is computed using the straight-line method over the estimated useful lives of the buildings and improvements, which is generally between 5 and 25 years. Leasing commissions relating to the business park operations are expensed as incurred.

         Under the terms of the joint venture agreements, depreciation with respect to the Joint Ventures, is allocated first to the PSP Partnerships to the extent of their original capital contribution then to the Company to the extent of its original capital contribution and thereafter pro rata based on ownership interests in each respective Joint Venture. Included in depreciation and amortization expense is $17,658,000, $18,596,000 and $16,996,000 of depreciation expense related the Joint Venture properties of which $553,000, $448,000 and $280,000 was allocated to the Company during
    1994,  1993 and 1992,  respectively.   The cumulative amount of depreciation
    allocated to the PSP Partnerships and the Company with respect to the Joint Ventures totaled $149,268,000 and $1,645,000, respectively, at December 31, 1994 and $132,163,000 and $1,092,000, respectively, at December 31, 1993.

                            STORAGE EQUITIES, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              DECEMBER 31, 1994


2.  Summary of significant accounting policies (Cont'd.)
    ----------------------------------------------------

    Net income per common share
    ---------------------------

         Net income per common share is computed using the weighted average common shares outstanding (adjusted for stock options). The preferred stocks issued during 1994, 1993 and 1992 (Note 10) were determined not to be common stock equivalents. In computing earnings per common share, preferred stock dividends totaling $16,846,000, $10,888,000, and $812,000 for the year ended December 31, 1994, 1993, and 1992, respectively, reduced income available to common stockholders. Fully diluted earnings per common are not presented, as the assumed conversion of the 8.25% Convertible Preferred Stock (Note 10) would be anti-dilutive.

    Revenue recognition
    -------------------
         Property rents are recognized as earned

         Interest income on mortgage notes receivable is recognized using the effective rate of interest.

3.  Acquisition of Public Storage Properties VIII, Inc. ("Properties 8")
    --------------------------------------------------------------------

         On September 30, 1994, the Company completed a merger transaction (the "Merger") with Properties 8 whereby the Company acquired all the outstanding stock of Properties 8 in exchange for cash and common stock of the Company. As a result of the Merger, Properties 8 was merged with and into the Company as of September 30, 1994. Properties 8, a real estate investment trust and an affiliate of the Company's investment adviser, owned and operated 20 mini-warehouse facilities and three combination mini-warehouse/business park facilities prior to the Merger.

         Pursuant to the Merger,   the Company acquired all of the outstanding
    stock of Properties 8 for $21.21 per share. The aggregate cost of the Merger (including related costs and expenses) totaled $55,839,000 consisting of the issuance of 2,593,914 shares of the Company's common stock (with an aggregate value of $38,498,000) and $17,341,000 in cash. The Merger has been accounted for as a purchase, accordingly, allocations of the total acquisition cost to the net assets acquired were made based on the fair
    value of such assets and liabilities as of September 30, 1994.   The fair
    market values of the assets acquired and liabilities assumed are summarized as follows:

3.  Acquisition of Public Storage Properties VIII, Inc. ("Properties 8")
    --------------------------------------------------------------------
    (Cont'd)
    --------

                                                                   At
                                                            September 30, 1994
                                                            ------------------
        Real estate facilities                                   $57,415,000
        Other assets                                               1,620,000
        Accrued and other liabilities                               (695,000)
        Special distributions due to former shareholders
         of Properties 8                                          (2,501,000)
                                                                 -----------
                                                                 $55,839,000
                                                                 ===========

         The historical operating results of Properties 8 prior to September 30, 1994 have not been included in the Company's historical operating results. Pro forma data (unaudited) for the year ended December 31, 1994 and 1993 as though the transaction had been effective at the beginning of each period follows:

                                                For the Year
                                             Ended December 31,
                                         ---------------------------
                                             1994           1993
                                         ------------   ------------
        Revenues                         $154,192,000   $123,622,000
        Net income                       $ 44,251,000   $ 30,469,000
        Net income per common share      $       1.03   $        .97

         The pro forma data does not purport to be indicative either of results of operations that would have occurred had the purchase been made at the beginning of each period or future results of operations of the Company. Certain pro forma adjustments were made to the combined historical amounts to reflect (i) expected reductions in general and administrative expenses,
    (ii) estimated increased interest expense from bank borrowings to finance the cash portion of the acquisition cost, (iii) estimated increase in depreciation and amortization expense, and (iv) estimated increased advisory fee expense.

4.   Real estate facilities
     -------------------------
         Activity in real estate facilities during 1994, 1993 and 1992 is as follows:

                                                              1994            1993            1992
                                                              -------------   -------------   -------------
  Cost:
    Beginning balance                                         $764,126,000    $664,906,000    $651,386,000
    Property acquisitions                                      193,097,000      87,048,000      23,874,000
    Improvements to prior acquisitions                           8,312,000       6,435,000       5,153,000
    Adjustment resulting from the acquisition of
     minority interests (Note 2)                                 4,820,000       7,329,000     (14,658,000)
    Property dispositions                                       (2,637,000)     (1,592,000)       (849,000)
                                                              ------------    ------------    ------------

   Ending balance                                             $967,718,000    $764,126,000    $664,906,000
                                                              ============    ============    ============

  Accumulated depreciation:
    Beginning balance                                         $175,621,000    $150,996,000    $129,104,000
    Additions during the year                                   28,099,000      24,924,000      22,036,000
    Property dispositions                                         (975,000)       (299,000)       (144,000)
                                                              ------------    ------------    ------------
   Ending balance                                             $202,745,000    $175,621,000    $150,996,000
                                                              ============    ============    ============

         During 1994, the Company acquired 71 mini-warehouse facilities and one business park facility (including the real estate facilities acquired in the Merger) for an aggregate cost of $193,097,000, consisting of the issuance of preferred stock totaling $2,150,000, the cancellation of mortgage notes receivable totaling $24,441,000, the assumption of mortgage notes payable totaling $11,715,000 and cash. During 1993, the Company acquired 41 mini-warehouse facilities for an aggregate cost of $87,048,000, consisting of the issuance of 142,021 shares of common stock, the cancellation of mortgage notes receivable totaling $11,968,000, the assumption of mortgage
    notes payable totaling $6,461,000 and cash.   During 1992,  the Company
    acquired eleven mini-warehouse facilities for an aggregate cost of $23,874,000 consisting of the issuance of 377,834 shares of common stock, the cancellation of mortgage notes receivable totaling $11,694,000 and cash.

         Several of the mini-warehouse facilities acquired during 1994, 1993 and
    1992 were acquired from affiliates of the Company's Adviser.   The aggregate
    acquisition cost of real estate facilities acquired from these affiliates was $119,211,000 (including the real estate facilities acquired in the Merger), $25,728,000 and $12,806,000 in 1994, 1993 and 1992, respectively.
    In addition,  during 1994,  1993 and 1992,  the Company

4.  Real estate facilities (Cont'd.)
    --------------------------------

    acquired real estate facilities from unrelated third parties subject to participation interests owned by affiliates of the Adviser. The aggregate acquisition cost of these facilities was $3,566,000, $25,698,000 and $6,695,000 in 1994, 1993 and 1992, respectively, of which $694,000 and
    $902,000 in 1993 and 1992,  respectively, was paid to affiliates of the
    Adviser for the acquisition of the participation interests.   At December
    31, 1994, affiliates of the Company's Adviser continue to have a participation interest of up to 25% in 16 mini-warehouse facilities.

         In 1994, a mini-warehouse was condemned by a governmental authority exercising its right of eminent domain. The Company received condemnation proceeds of approximately $1.9 million resulting in a gain of $224,000, all of which has been allocated to the minority interest pursuant to the Joint Venture agreements. In 1992, a mini-warehouse was partially condemned by a
    governmental authority exercising its right of eminent domain.   The Company
    received condemnation proceeds totaling $1,524,000 resulting in a gain of $819,000. The Company's share of the gain totaled $398,000, net of related disposition fees of $108,000 due to the Company's Adviser. The remaining gain was allocated to the minority interest and is included in minority interest in income.

             In 1992,  a mini-warehouse facility located in Florida was
   completely destroyed by Hurricane Andrew.   The facility was adequately
   insured with respect to business interruption and reconstruction of the facility. During 1993, a final settlement was reached with the insurer and insurance proceeds of approximately $1,292,000 (which approximated the net book value of the facility) were received. Due to economic conditions where the facility is located, the facility was not reconstructed. Accordingly, the net book value of the facility (including land cost of $345,000) was written-off during 1993 resulting in no gain or loss.

         At December 31, 1994, the adjusted basis of real estate facilities for Federal income tax purposes was approximately $663 million net of accumulated depreciation of $284 million.

5.  Mortgage notes receivable from affiliates
    -----------------------------------------

         At December 31, 1994, mortgage notes receivable balance of $23,062,000 is net of related discounts totaling $945,000. The mortgage notes bear interest at stated rates ranging from 7.50% to 11.97% (effective interest rates ranging from 9.25% to 14.74%) and are secured by 12 mini-warehouse facilities.

         Activity in mortgage notes receivable during 1994, 1993 and 1992 is as follows:

                                                                       1994            1993             1992
                                                                  --------------   -------------   --------------
   Beginning balance                                               $ 49,575,000      $ 7,327,000     $ 11,175,000

   Investment in mortgage notes                                       4,020,000       56,325,000        8,200,000

   Investment in unsecured notes                                              -        5,000,000               -

   Amortization of discounts                                            693,000          848,000               -

   Cancellation of mortgage notes in connection
    with the acquisition of real estate facilities                  (24,441,000)     (11,968,000)     (11,694,000)

   Collection of principal                                           (6,785,000)      (7,957,000)        (354,000)
                                                                   ------------     ------------     ------------
   Ending balance                                                  $ 23,062,000     $ 49,575,000     $  7,327,000
                                                                   ============     ============     ============

         During 1994 and 1993, the Company acquired an aggregate of $4,020,000 (face amount) and $61,088,000 (face amount), respectively, of mortgage notes receivable from unaffiliated financial institutions. The mortgage notes acquired in 1994 were acquired at face amount while the mortgage notes
    acquired during 1993 were acquired for $56,325,000.   At December 31, 1994,
    all of the mortgage loans are secured by mini-warehouse facilities owned by affiliates of the Company's Adviser.

         During 1994, 1993 and 1992, the Company canceled mortgage notes with a net carrying value of $24,441,000, $11,968,000 and $11,694,000, respectively, as part of the acquisition cost of the underlying real estate facilities securing the mortgage notes.

         The Company believes that the carrying amounts for these financial instruments approximate their fair values at December 31, 1994.

6.  Notes payable to banks
    ----------------------

         The Company has a $115 million credit agreement (the "Credit Agreement"), as amended, with a group of banks which expires September 2, 1999 and is secured by the Company's investment interest in the Joint
    Ventures.   The Credit Agreement provides for a $45 million three year revolving line of credit facility which may be extended, at the Company's option and with the consent of the banks, for two additional years. The Credit Agreement also provides for a separate $70 million five year declining revolver facility. The declining revolver facility provides for maximum borrowings of $70 million through September 2, 1997 at which time the available borrowings is reduced to $20 million. The declining revolver facility declines by $10 million each year thereafter until September 2, 1999 at which time the outstanding balance shall be due. Subject to certain limitations, the credit facilities are available for general working capital purposes and real estate related acquisitions.

         Interest on outstanding borrowings on each of the revolving facilities
    is payable monthly.   At the option of the Company,  the rate of interest
    charged on borrowings is equal to (i) the London Interbank Offered Rate ("LIBOR") plus 1.25% or (ii) the higher of (a) the prime rate and (b) the Federal Funds Rate plus .5%. In addition, the Company is required to pay a quarterly commitment fee equal to .375% (per annum) of the unused portion of the revolving credit facilities.

         At December 31, 1994, the Company had $25,447,000 outstanding under the Credit Agreement bearing interest at LIBOR plus 1.25% (7.30% at December 31, 1994).

         Under covenants of the Credit Agreement, the Company is (i) required to maintain minimum net worth (as defined), (ii) required to maintain a ratio of total debt to net worth (as defined) not greater than .50 to 1.0,
    (iii) required to maintain certain cash flow and interest coverage ratios (as defined) of not less than 1.0 to 1.0 and 5.0 to 1.0, respectively, and
    (iv) limited in its ability to incur additional borrowings and acquire or sell assets. The Company was in compliance with the covenants of the Credit Agreement at December 31, 1994.

         The Company believes that the recorded values of the notes payable to banks approximates the fair value at December 31, 1994.

                            STORAGE EQUITIES, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              DECEMBER 31, 1994

7.  Mortgage notes payable
    ----------------------

         Mortgage notes payable at December 31, 1994 and 1993 consist of the following:

                                                      1994        1993
                                                  -----------  -----------
   10.55% mortgage notes payable secured by real
    estate facilities, principal and interest
    payable monthly, due August 2004              $25,802,000  $26,932,000

   7.13% to 10.10% mortgage notes payable
    secured by real estate facilities,
    principal and interest payable monthly,
    due at varying dates between August 1995
    and September 2028                              7,619,000   11,861,000

   Variable rate mortgage notes payable secured
    by real estate facilities                      18,367,000    9,513,000
                                                  -----------  -----------
                                                  $51,788,000  $48,306,000
                                                  ===========  ===========

         The 10.55% mortgage notes are due to a life insurance company. During 1990 and 1989, a portion of the original debt borrowed from the life insurance company was assumed by an affiliated private limited partnership upon the sale of properties by the Company to the affiliate. At December 31, 1994, the debt that was assumed (principal balance of $9,323,000 at December 31, 1994) continued to be cross-collateralized by the Company's properties securing the mortgage notes above.

         At December 31, 1994, variable rate mortgage notes include notes totaling $12,569,000 which provide for the payment of monthly interest at a rate equal to the one year LIBOR rate plus 1.5% (7.7% at December 31, 1994) adjusted annually with a minimum interest rate of 5% and a maximum interest rate of 10%. Monthly principal and interest payments are equal to .833% of the then outstanding principal balance with the remaining outstanding principal due September 30, 1999. The remaining $5,798,000 balance of variable rate mortgage debt at December 31, 1994 bears interest at rates ranging from the 11th District Cost of Funds plus 3.00% to 11th District Cost of Funds plus 3.75% adjusted monthly with maximum interest rates ranging from 12.50% to 13.625%. Principal and interest payments are payable monthly with final maturity dates between January and June 2004.

         During 1994 and 1993, in connection with the acquisition of mini-warehouse facilities, the Company assumed mortgage notes payable totaling $11,715,000 and $6,461,000, respectively.

                            STORAGE EQUITIES, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              DECEMBER 31, 1994


7.  Mortgage notes payable (Cont'd.)
    --------------------------------
         Mortgage notes payable are secured by 28 of the Company's real estate facilities having an aggregate net book value of $88,939,000 at December 31, 1994.

         The Company believes that the recorded values of its long-term variable rate mortgage loans approximate their fair value at December 31, 1994. The Company believes that it is not practicable to estimate the fair value of its long-term fixed rate debt at December 31, 1994 because there is no public market for such debt, and although interest rates at December 31, 1994 are lower than when such debt was incurred, the Company does not believe it could obtain financing currently on such favorable terms. This is in part due to the reduced sources of real estate financing resulting from a variety of factors, including the present condition of financial institutions.

         At December 31, 1994, approximate principal maturities of mortgage notes payable are as follows:

         1995            $ 4,155,000
         1996              4,850,000
         1997              3,295,000
         1998              2,215,000
         1999             13,610,000
         Thereafter       23,663,000
                         -----------
                         $51,788,000
                         ===========


         Interest paid (including interest related to the notes payable to bank) during 1994, 1993 and 1992 was $5,940,000, $6,116,000 and $9,693,000,
    respectively.

8.  Minority interest
    -----------------

         The Company owns a significant economic interest in each of the PSP Partnerships through its ownership of the Joint Ventures, limited partnership units and general partnership interests in the PSP Partnerships. At December 31, 1994, the Company's ownership of limited partnership units
    in the PSP Partnerships ranged from 27% to 66%.   In addition,  the Company
    owns all of the general partnership interest and is a co-general partner in each of the PSP Partnerships. In consolidation, the Company eliminates its ownership interests in each of the PSP Partnerships (Note 2) and the remaining limited partnership interests which is not owned by the Company is reflected as minority interest.

                            STORAGE EQUITIES, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              DECEMBER 31, 1994


8.  Minority interest (Cont'd.)
    ---------------------------

         Minority interest in income consists of such interest's share of the operating results of the Company relating to the consolidated operations of
    the PSP Partnerships.   In determining income allocable to the minority
    interests for fiscal 1994, 1993 and 1992 consolidated depreciation and amortization expense of approximately $13,556,000, $16,357,000 and $16,310,000, respectively, was allocated to the minority interest. In addition, the 1994 and 1992 minority interest in income includes $224,000 and $313,000, respectively, of allocated gain in connection with the disposition of real estate (Note 4).

         From 1980 through 1986, the Company invested in the Joint Ventures with the PSP Partnerships. Commencing in 1992, the Company began to acquire both limited partnership units and general partner interests in the
    PSP Partnerships.   During 1994,  1993 and 1992,  the Company acquired
    limited partnership units in the PSP Partnerships for an aggregate cost of $51,711,000, $594,000 and $17,987,000, respectively.

         Since 1990,, the Company has purchased from an affiliate of Public Storage, Inc. ("PSI"), the general partner equity contribution and incentive interest in each PSP Partnership and in 1993 the Company was substituted as a co-general partner in each of the PSP Partnerships. The aggregate cost for these interests was approximately $20,583,000 consisting of the issuance of the Company's common stock and cash.. Under each of these partnership agreements, the general partners are entitled to 10% of the respective PSP Partnership's distributions of cash flow from operations (as defined).

         PSI has an option to repurchase the general partners' right to incentive distributions with respect to PSP-1 through PSP-5 at the Company's adjusted cost (generally, the purchase price reduced by the payments from the respective PSP Partnership and increased by a yield factor) exercisable upon the termination of, or the failure to extend, the Advisory Contract (Note 9). PSI has guaranteed that, within ten years, the Company will receive distributions with respect to each of the general partner interests of at least the original acquisition cost. This guarantee terminates under certain circumstances, including the Company's termination of, or failure to extend, the Advisory Contract.

                            STORAGE EQUITIES, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              DECEMBER 31, 1994


9.  Advisory and management contracts
    ---------------------------------

    Advisory contract
    -----------------

         Pursuant to an advisory contract, Public Storage Advisers, Inc. (the "Adviser"), an affiliate of the Company, advises the Company with respect to its investments and administers the daily corporate operations of the
    Company for an advisory fee.   Effective September 30, 1991,  the Company
    entered into an Amended and Restated Advisory Contract (the "Advisory Contract") with the Adviser. This contract, which amended the original advisory contract, provides for the monthly payment of advisory fees equal to the sum of (i) 12.75% of the Company's adjusted income (as defined, and after a reduction for the Company's share of capital improvements) per share of common stock based on common stock outstanding at September 30, 1991 (14,989,454 shares) and (ii) 6% of adjusted income per share on shares in
    excess of 14,989,454 shares of common stock.   The Advisory Contract was
    further amended to provide that, in computing the advisory fee, adjusted income will be reduced by dividends paid on all preferred stock and that the Adviser will also receive an amount equal to 6% of any such dividends.
    Under the original advisory contract, advisory fees were equal to 15% of the Company's adjusted income (as defined, and without a reduction for the Company's share of capital improvements).

             The Adviser will not be entitled to its advisory fee with respect to services rendered during any quarter in which full cumulative dividends payable on the Senior Preferred Stock (Note 10) have not been paid or declared and funds therefor set aside for payment.

         Under the Advisory Contract, the Adviser is entitled to a disposition fee equal to 20% of the total realized gain (as defined) from the disposition of the Company's investments. Payment of the disposition fees is subject to limitations based on the Company's distributions. At December 31, 1994, and 1993 the disposition fees due to the Adviser of $108,000 is included in accrued and other liabilities.

         The Advisory Contract may be terminated at any time by either party upon 60 days' written notice. Except under certain conditions, upon termination, the Adviser generally will be entitled to receive (i) an amount equal to the accrued and unpaid portion of the Disposition Fee, less 20% of any Total Unrealized Loss (as defined) as of the date of termination, (ii) an amount equal to 20% of the Total Unrealized Gain (as defined) as of the date of termination, less 20% of previously incurred Total Realized Loss (as defined) if not taken into account in computing previously earned Disposition Fees and (iii) an amount equal to 15% of Adjusted Income

                            STORAGE EQUITIES, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 1994


9.  Advisory and management contracts (Cont'd.)
    -------------------------------------------
    (as defined) from October 1, 1991 to the date of termination minus the advisory fee paid from October 1, 1991 to the date of termination.

    Property management contracts
    -----------------------------

         Public Storage Management, Inc. ("PSMI") and Public Storage Commercial Properties Group, Inc. ("PSCP"), also affiliates of the Company's Adviser, operate all of the Company's real property investments pursuant to a Management Agreement for a fee which is equal to 6% of the gross revenues of the mini-warehouse spaces managed and 5% of the gross revenues of the business park facilities operated. Management fees relating to the Company's real estate facilities, which are included in cost of operations, amounted to $8,355,000, $6,411,000 and $5,590,000 in 1994, 1993 and 1992,
    respectively. For as long as the Property Management Agreement is in effect, PSMI has granted the Company a non-exclusive license to use two PSI service marks and related designs, including the "Public Storage" name.

         The Management Agreement as amended in February 1995 (approved by the Board of Directors in August 1994) provides that (i) as to properties directly owned by the Company, the Management Agreement will expire in February 2002, provided that in February of each year it shall be automatically extended for one year (thereby maintaining a seven year term) unless either party notifies the other that the Management Agreement is not being extended, in which case it expires, as to such properties, on the first anniversary of its then scheduled expiration date; and (ii) as to properties in which the Company has an interest, but not directly owned by the Company, the Management Agreement may be terminated as to such properties, upon 60 days' written notice by the Company and upon seven years' notice by PSMI or PSCP, as the case may be. The Management Agreement may also be terminated at any time by either party for cause, but if terminated for cause by the Company, the Company retains the right to use the service marks and related designs until the then scheduled expiration date, if applicable, or otherwise a date seven years after such termination.

                            STORAGE EQUITIES, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              DECEMBER 31, 1994

10. Shareholders' equity
    --------------------

    Preferred Stock
    --------------------

             At December 31, 1994, the Company had five series of Preferred Stock outstanding:


                                          Shares Outstanding       Liquidation Preference
                    Dividend            ----------------------   ---------------------------
Series                Rate                 1994        1993          1994           1993
------             ---------            ----------   ---------   ------------   ------------
A                    10.00%              1,825,000   1,825,000   $ 45,625,000   $ 45,625,000
B                     9.20%              2,386,000   2,300,000     59,650,000     57,500,000
C                   Variable             1,200,000           -     30,000,000              -
D                     9.50%              1,200,000           -     30,000,000              -
Convertible           8.25%              2,300,000   2,300,000     57,500,000     57,500,000
                                         ---------   ---------   ------------   ------------
                                         8,911,000   6,425,000   $222,775,000   $160,625,000
                                         =========   =========   ============   ============

             The dividend rate on the Series C Preferred Stock for the period from the date of issue (June 30, 1994) through September 30, 1994 was equal to 8.15% per annum and was 8.426% per annum for the fourth quarter of 1994. Thereafter, the dividend rate per annum will be adjusted quarterly and will be equal to the highest of one of three U.S. Treasury indices (Treasury Bill Rate, Ten Year Constant Maturity Rate, and Thirty Year Constant Maturity
   Rate) multiplied by 110%. However, the dividend rate for any dividend period will not be less than 6.75% per annum nor greater than 10.75% per
   annum.   The dividend rate with respect to the first quarter of 1995 will be equal to 8.668% per annum.

             The Series A, Series B, Series C, and Series D (collectively the "Senior Preferred Stock") have general preference rights with respect to liquidation and quarterly distributions. With respect to the payment of dividends and amounts upon liquidation, the Convertible Preferred Stock ranks junior to the Senior Preferred Stock and any other shares of preferred stock of the Company ranking on a parity with or senior to the Senior Preferred Stock. The Convertible Preferred Stock ranks senior to the common stock, any additional class of common stock and any series of preferred stock expressly made junior to the Convertible Preferred Stock.

                            STORAGE EQUITIES, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              DECEMBER 31, 1994

10. Shareholders' equity (Cont'd.)
    ------------------------------

    Preferred Stock (Cont'd.)
    -------------------------

         Holders of the Company's preferred stock, except under certain conditions, will not be entitled to vote on most matters. In the event of a cumulative arrearage equal to six quarterly dividends or failure to maintain a Debt Ratio (as defined) not to exceed 50%, holders of all outstanding series of preferred stock (voting as a single class without regard to series) will have the right to elect two additional members to serve on the
    Company's Board of Directors until events of default have been cured.   At
    December 31, 1994, there were no dividends in arrears and the Debt Ratio was 13%.

         Except under certain conditions relating to the Company's maintenance of its ability to qualify as a REIT, the Senior Preferred Stock and Convertible Preferred Stock are not redeemable prior to the following dates:

    Series A                September 30, 2002
    Series B                March 31, 2003
    Series C                June 30, 1999
    Series D                September 30, 2004
    Convertible             July 1,1998

             On or after the above respective dates, each of the series of Senior Preferred Stock will be redeemable at the option of the Company, in
   whole or in part, at $25 per share, plus accrued and unpaid dividends.   On
   or after July 1, 1998, the Convertible Stock will be redeemable for shares of the Company's common stock at the option of the Company, in whole or in part, at a redemption price of 1.6835 shares of common stock for each share of Convertible Stock (subject to adjustment in certain circumstances), if for 20 trading days within any period of 30 consecutive trading days (including the last trading day of such period), the closing price of the common stock on its principal trading market exceeds $14.85 per share (subject to adjustment in certain circumstances). The Convertible Preferred Stock is not redeemable for cash.

             The Convertible Preferred Stock is convertible at any time at the option of the holders of such stock into shares of the Company's common stock at a conversion rate of 1.6835 shares of common stock for each share of Convertible Preferred Stock, subject to adjustment in certain circumstances.

10. Shareholders' equity (Cont'd.)
    ------------------------------

    Common stock
    ------------

         During 1994, 1993 and 1992, the Company issued shares of its common stock as follows:

                                                               1994       1993       1992
                                                            ----------   -------   ---------
      Public offerings                                       7,984,000         -           -
      In connection with mergers                             2,593,914         -           -
      Exercise of stock options                                 82,666    20,000           -
      Issuance to affiliates                                   109,857   170,000           -
      Acquisition of interests in real estate entities               -   137,468           -
      Acquisition of real estate facilities                          -   142,021     377,834
      Acquisition of minority interests                              -   271,710   1,909,231
      Acquisition of mortgage note receivable                        -         -      38,522
                                                            ----------   -------   ---------
                                                            10,770,437   741,199   2,325,587
                                                            ==========   =======   =========

         The 109,857 and 170,000 shares of common stock issued to affiliates in 1994 and 1993, respectively, were issued for cash. All the shares of common stock, with the exception of the shares issued in connection with the exercise of stock options, were issued at the prevailing market price at the time of issuance.

         At December 31, 1994, the Company has 1,547,334 shares of common stock reserved in connection with the Company's stock options (Note 11) and 3,872,050 shares of common stock reserved for the conversion of the Convertible Preferred Stock.

   Distributions
   -------------

         For Federal income tax purposes, distributions declared by the Board of Directors (including distributions to the holders of preferred stock) in 1994, 1993 and 1992 were ordinary income.

                            STORAGE EQUITIES, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              DECEMBER 31, 1994

11. Stock options
    -------------

         The Company has a 1990 Stock Option Plan (which was adopted by the Board of Directors in 1990 and approved by the shareholders in 1991) which provides for the grant of non-qualified stock options. The Company has a 1994 Stock Option Plan (which was adopted by the Board of Directors and approved by the shareholders in 1994) which provides for the grant of non-qualified options and incentive stock options. (the 1990 Stock Option Plan and the 1994 Stock Option Plan are collectively referred to as the "Plans"). Under the Plans, the Company has granted non-qualified options to certain directors, officers and key employees and service providers to purchase shares of the Company's common stock at a price equal to the fair market value of the common stock at the date of grant. Generally, options under the Plans vest over a three-year period from the date of grant at the rate of one-third per year and expire (i) under the 1990 Plan, five years after the date they became exercisable and (ii) under the 1994 Plan, ten years after the date of grant.

         Information with respect to the Plans during 1994 and 1993 is as follows:

                                                                 1994                     1993
                                                         ---------------------   -----------------------
                                                          Number      Average      Number       Average
                                                            of       Price per       of        Price per
                                                          Options      Share       Options       Share
                                                         ---------   ---------   -----------   ---------
         Options outstanding January 1                    390,000      $ 9.522      350,000      $ 8.702
           Granted                                        205,500       14.929       65,000       14.125
           Exercised                                      (82,666)       8.345      (20,000)       8.125
           Canceled                                             -            -       (5,000)       9.625
                                                         --------      -------     --------      -------
         Options outstanding December 31                  512,834      $11.879      390,000      $ 9.522
                                                         --------      -------     --------      -------

                                                           $8.125                    $8.125
         Option price range at December 31              to $15.00                to $14.125
                                                           ======                   =======
         Options exercisable at December 31               220,667                   233,316
                                                          =======                   =======

         Options available for grant at December 31     1,034,500                    90,000
                                                        =========                   =======

                            STORAGE EQUITIES, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              DECEMBER 31, 1994

12. Commitments and contingencies
    -----------------------------

         The Company's current practice is to conduct environmental investigations in connection with property acquisitions. The Company is also in the process of conducting environmental investigations for those facilities which were acquired prior to the time that it was customary to conduct extensive environmental investigations in connection with the property acquisitions. Although there can be no assurance, the Company is not aware of any environmental contamination of any of its facilities which individually or in the aggregate would be material to the Company's overall business, financial condition, or results of operations.

13. Events subsequent to December 31, 1994
    --------------------------------------

    Issuance of Common and Preferred Stock
    --------------------------------------

         In January 1995, the Company issued 515,739 shares of common stock ($7,239,700 market value) to an affiliate of the Company's Adviser to acquire the affiliate's participation interest in 12 real estate facilities (Note 4).

         In connection with a public offering, in January 1995, the Company issued 2,195,000 shares of its 10% Cumulative Preferred Stock, Series E at $25.00 per share. The offering raised net proceeds totaling $53 million which has been used to repay the Company's bank borrowings under its Credit Agreement and acquire additional investments in real estate facilities.

    Proposed Restructure

         The Company has formed a special committee of independent directors which, in March 1995, selected Robertson, Stephens & Company, L.P., as financial advisor. The special committee was formed to consider a transaction in which the Company would be combined with substantially all of the United States real estate operations of PSI, and the Company would become self-advised and self-managed. Although no terms have been established, it is expected that the Company would issue shares of its common stock in the transaction. There is no agreement between the Company and PSI and no assurance that an agreement can be reached or that a transaction can be completed. Any such transaction would be subject, among other things, to prior approval of the Company's common shareholders and a fairness opinion from Robertson, Stephens & Company, L.P.

                            STORAGE EQUITIES, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              DECEMBER 31, 1994

13. Events subsequent to December 31, 1994 (Cont'd.)
    ------------------------------------------------

    Proposed Restructure (Cont'd.)

         PSI, organized in 1972, has been engaged, directly and through subsidiaries, in the acquisition, development, construction of mini-warehouses and, to a lesser extent, other commercial properties in the United States and Canada. PSMI, PSCP and the Adviser are subsidiaries of PSI. PSMI and PSCP operated approximately 1,150 facilities in the United States, including the Company's approximately 430 facilities, and PSI has direct or indirect ownership interests in approximately 1,060 facilities in the United States, including the Company's facilities.

    Proposed Mergers
    ----------------

         On February 28, 1995, the Company completed a merger transaction with Public Storage Properties VI, Inc. ("Properties 6") whereby the Company acquired all the outstanding stock of Properties 6 in exchange for cash and common stock of the Company. In the merger, Properties 6 was merged with and into the Company, and the outstanding Properties 6 common stock (2,716,223 shares) was converted into an aggregate of approximately (i) 3,148,000 shares of the Company's common stock (at the rate of 1.724 shares of the Company's common stock for each share of Properties 6 common stock and a value of $43,914,600) and (ii) $21,427,973 in cash (at the rate of $24.05 per share of Properties 6 common stock). Properties 6, a real estate investment trust and an affiliate of the Company's investment adviser, owned and operated 22 mini-warehouse facilities and one combination mini-warehouse/business park facilities prior to the merger.

         On February 1, 1995, the Company and Public Storage Properties VII, Inc. ("Properties 7"), a publicly traded equity real estate investment trust and an affiliate of the Adviser agreed, subject to certain conditions, to merge. Upon the merger, each outstanding share of Properties 7 common stock would be converted, at the election of

                            STORAGE EQUITIES, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              DECEMBER 31, 1994

13. Events subsequent to December 31, 1994 (Cont'd.)
    ------------------------------------------------

    Proposed Mergers (Cont'd.)
    --------------------------

    election of the shareholders of Properties 7, into either shares of the Company's common stock with a market value of $18.95 or, with respect to up to 20% of the Properties 7 common stock, $18.95 in cash. Properties 7 has 3,806,491 outstanding shares of common stock and an estimated value of $72,133,000. The merger agreement is conditioned on, among other requirements, receipt of satisfactory fairness opinions by Properties 7 and the Company and approval by the shareholders of both Properties 7 and the Company. PSI and its affiliates have significant relationships with both Properties 7 and the Company, own approximately 28% of the Properties 7 common stock and have informed Properties 7 and the Company that they intend to vote their shares for the merger and intend to elect to convert their shares of Properties 7 into common shares of the Company. Properties 7 owns and operates 38 properties; 34 mini-warehouses and four business parks.


    Tender offers
    -------------

         In January 1995, the Company completed a cash tender offer for limited partnership units in PSP-8 acquiring 6,815 units at $260 per unit. In February 1995, the Company completed at cash tender offer for limited partnership units in PSP-1, acquiring 15,767 units at $400 per unit. These acquisition will have the effect of reducing minority interest.

                            STORAGE EQUITIES, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              DECEMBER 31, 1994

14. Supplementary quarterly financial data (unaudited)
    --------------------------------------------------

                                      Three months ended
                     -----------------------------------------------------
                      March 31,      June 30,  September 30,  December 31,
                        1994           1994        1994          1994
                     -----------   -----------  ------------  ------------
Revenues             $32,949,000   $35,591,000  $37,549,000   $41,107,000
                     ===========   ===========  ===========   ===========
Net income           $ 8,746,000   $10,194,000  $10,943,000   $12,235,000
                     ===========   ===========  ===========   ===========
Per Common Share
 (Note 2):
  Net income         $       .24   $       .28  $       .27   $       .26
                     ===========   ===========  ===========   ===========

                                      Three months ended
                     -----------------------------------------------------
                      March 31,      June 30,  September 30,  December 31,
                        1993           1993        1993          1993
                     -----------   ----------- ------------   ------------
Revenues             $25,812,000   $27,600,000  $30,389,000   $30,879,000
                     ===========   ===========  ===========   ===========
Net income           $ 5,027,000   $ 6,878,000  $ 7,933,000   $ 8,198,000
                     ===========   ===========  ===========   ===========
Per Common Share
 (Note 2):
  Net income         $       .22   $       .24  $       .26   $       .26
                     ===========   ===========  ===========   ===========

                            STORAGE EQUITIES, INC.
                          SCHEDULE III - REAL ESTATE
                         AND ACCUMULATED DEPRECIATION

                                                                                INITIAL COST
                                                                         --------------------------        COSTS
  DATE                                                                                 BUILDINGS &       SUBSEQUENT
ACQUIRED              DESCRIPTION                        ENCUMBRANCES      LAND        IMPROVEMENTS    TO ACQUISITION
--------              -----------                        ------------    ---------     ------------    --------------
Mini-warehouses
1/1/81      NEWPORT NEWS / JEFFERSON AVENUE I             $1,107,000      $108,000      $1,071,000         $288,000
1/1/81      VIRGINIA BEACH / DIAMOND SPRINGS               1,209,000       186,000       1,094,000          293,000
8/1/81      SAN JOSE / SNELL                                       -       312,000       1,815,000          137,000
10/1/81     TAMPA / LAZY LANE                                      -       282,000       1,899,000          393,000
11/1/81     HAYWARD / WHIPPLE                                      -       463,000       1,970,000          182,000
6/1/82      SAN JOSE / TULLY I                             1,554,000       645,000       1,579,000          309,000
6/1/82      SAN CARLOS / STORAGE                           1,897,000       780,000       1,387,000          291,000
6/1/82      MOUNTAIN VIEW                                  2,674,000     1,179,000       1,182,000          337,000
6/1/82      CUPERTINO / STORAGE                            2,097,000       572,000       1,270,000          267,000
10/1/82     SORRENTO VALLEY                                1,930,000     1,002,000       1,343,000           96,000
10/1/82     NORTHWOOD                                      2,909,000     1,034,000       1,522,000           79,000
3/1/85      HOUSTON / WESTHEIMER                             929,000       850,000       1,179,000          581,000
3/3/86      TAMPA / 56TH                                     819,000       450,000       1,360,000          243,000
12/31/86    MONROVIA / MYRTLE AVENUE                       2,167,000     1,149,000       2,446,000           97,000
12/31/86    CHATSWORTH / TOPANGA                           1,429,000     1,447,000       1,243,000          127,000
12/31/86    HOUSTON / LARKWOOD                               487,000       246,000         602,000          235,000
12/31/86    NORTHRIDGE                                     3,251,000     3,624,000       1,922,000          210,000
12/31/86    SANTA CLARA / DUANE                            1,343,000     1,950,000       1,004,000          215,000
12/31/86    OYSTER POINT                                           -     1,569,000       1,490,000          176,000
12/31/86    WALNUT A                                               -       767,000         613,000           99,000
6/7/88      MESQUITE / SORRENTO DRIVE                              -       928,000       1,011,000          541,000
3/1/92      DALLAS / WALNUT ST.                                    -       537,000       1,008,000          104,000
5/1/92      CAMP CREEK                                             -       576,000       1,075,000           36,000
8/1/92      TAMPA/N.DALE MABRY                                     -       809,000       1,537,000           35,000
9/1/92      ORLANDO/W. COLONIAL                                    -       368,000         713,000           27,000
9/1/92      JACKSONVILLE/ARLINGTON                                 -       554,000       1,065,000           33,000
10/1/92     STOCKTON/MARINERS                                      -       380,000         730,000           17,000
1/1/92      COSTA MESA II                                          -       533,000         980,000          519,000
11/18/92    VIRGINIA BEACH/GENERAL BOOTH BLVD                      -       599,000       1,119,000           46,000
1/1/93      REDWOOD CITY/STORAGE                                   -       907,000       1,684,000           75,000
1/1/93      CITY OF INDUSTRY                               2,350,000     1,611,000       2,991,000          142,000
1/1/93      SAN JOSE/FELIPE II                                     -     1,124,000       2,088,000           89,000
1/1/93      BALDWIN PARK/GARVEY AVE                                -       840,000       1,561,000           20,000
3/19/93     WESTMINISTER / W. 80TH                                 -       840,000       1,586,000           24,000
5/13/93     AUSTIN /N. LAMAR                                       -       919,000       1,695,000           53,000
7/16/93     AUSTIN / SO. CONGRESS AVE                              -       777,000       1,445,000           38,000
6/10/93     CITRUS HEIGHTS / SYLVAN ROAD                           -       438,000         822,000           66,000

                                                      ADJUSTMENTS
                                                     RESULTING FROM                GROSS CARRYING AMOUNT
                                                    THE ACQUISITION                 AT DECEMBER 31, 1994
  DATE                                                     OF             ---------------------------------------  ACCUMULATED
ACQUIRED              DESCRIPTION                   MINORITY INTEREST        LAND       BUILDINGS       TOTAL      DEPRECIATION
--------              -----------                   -----------------     -----------  -----------   -----------   ------------
Mini-warehouses
1/1/81      NEWPORT NEWS / JEFFERSON AVENUE I      $                -       $108,000    $1,359,000   $1,467,000       $763,000
1/1/81      VIRGINIA BEACH / DIAMOND SPRINGS                        -        186,000     1,387,000    1,573,000        770,000
8/1/81      SAN JOSE / SNELL                                        -        312,000     1,952,000    2,264,000      1,038,000
10/1/81     TAMPA / LAZY LANE                                       -        282,000     2,292,000    2,574,000      1,201,000
11/1/81     HAYWARD / WHIPPLE                                       -        463,000     2,152,000    2,615,000      1,131,000
6/1/82      SAN JOSE / TULLY I                                      -        645,000     1,888,000    2,533,000        944,000
6/1/82      SAN CARLOS / STORAGE                                    -        780,000     1,678,000    2,458,000        847,000
6/1/82      MOUNTAIN VIEW                                           -      1,179,000     1,519,000    2,698,000        802,000
6/1/82      CUPERTINO / STORAGE                                     -        572,000     1,537,000    2,109,000        767,000
10/1/82     SORRENTO VALLEY                                         -      1,002,000     1,439,000    2,441,000        705,000
10/1/82     NORTHWOOD                                               -      1,034,000     1,601,000    2,635,000        794,000
3/1/85      HOUSTON / WESTHEIMER                                    -        850,000     1,760,000    2,610,000        658,000
3/3/86      TAMPA / 56TH                                            -        450,000     1,603,000    2,053,000        571,000
12/31/86    MONROVIA / MYRTLE AVENUE                                -      1,149,000     2,543,000    3,692,000        822,000
12/31/86    CHATSWORTH / TOPANGA                                    -      1,447,000     1,370,000    2,817,000        479,000
12/31/86    HOUSTON / LARKWOOD                                      -        246,000       837,000    1,083,000        257,000
12/31/86    NORTHRIDGE                                              -      3,624,000     2,132,000    5,756,000        655,000
12/31/86    SANTA CLARA / DUANE                                     -      1,950,000     1,219,000    3,169,000        468,000
12/31/86    OYSTER POINT                                            -      1,569,000     1,666,000    3,235,000        550,000
12/31/86    WALNUT A                                                -        767,000       712,000    1,479,000        243,000
6/7/88      MESQUITE / SORRENTO DRIVE                               -        928,000     1,552,000    2,480,000        560,000
3/1/92      DALLAS / WALNUT ST.                                     -        537,000     1,112,000    1,649,000        507,000
5/1/92      CAMP CREEK                                              -        576,000     1,111,000    1,687,000        113,000
8/1/92      TAMPA/N.DALE MABRY                                      -        809,000     1,572,000    2,381,000        162,000
9/1/92      ORLANDO/W. COLONIAL                                     -        368,000       740,000    1,108,000         84,000
9/1/92      JACKSONVILLE/ARLINGTON                                  -        554,000     1,098,000    1,652,000        116,000
10/1/92     STOCKTON/MARINERS                                       -        380,000       747,000    1,127,000         68,000
1/1/92      COSTA MESA II                                           -        533,000     1,499,000    2,032,000        558,000
11/18/92    VIRGINIA BEACH/GENERAL BOOTH BLVD                       -        599,000     1,165,000    1,764,000        101,000
1/1/93      REDWOOD CITY/STORAGE                                    -        907,000     1,759,000    2,666,000        130,000
1/1/93      CITY OF INDUSTRY                                        -      1,611,000     3,133,000    4,744,000        219,000
1/1/93      SAN JOSE/FELIPE II                                      -      1,124,000     2,177,000    3,301,000        159,000
1/1/93      BALDWIN PARK/GARVEY AVE                                 -        840,000     1,581,000    2,421,000        111,000
3/19/93     WESTMINISTER / W. 80TH                                  -        840,000     1,610,000    2,450,000        109,000
5/13/93     AUSTIN /N. LAMAR                                        -        919,000     1,748,000    2,667,000        113,000
7/16/93     AUSTIN / SO. CONGRESS AVE                               -        777,000     1,483,000    2,260,000         80,000
6/10/93     CITRUS HEIGHTS / SYLVAN ROAD                            -        438,000       888,000    1,326,000         67,000

                            STORAGE EQUITIES, INC.
                          SCHEDULE III - REAL ESTATE
                         AND ACCUMULATED DEPRECIATION

                                                                               INITIAL COST
                                                                        ---------------------------         COSTS
  DATE                                                                                 BUILDINGS &        SUBSEQUENT
ACQUIRED          DESCRIPTION                          ENCUMBRANCES        LAND        IMPROVEMENTS     TO ACQUISITION
--------          -----------                          ------------     ----------     ------------     --------------
Mini-warehouses
5/28/93   JACKSONVILLE/PHILLIPS HWY.                              -        406,000         771,000           31,000
5/28/93   TAMPA/NEBRASKA AVENUE                                   -        550,000       1,043,000           20,000
4/26/93   COSTA MESA / NEWPORT                              984,000      2,141,000       3,989,000            3,000
6/9/93    CALABASAS / VENTURA BLVD.                               -      1,762,000       3,269,000           66,000
6/9/93    CARMICHAEL / FAIR OAKS                                  -        573,000       1,052,000           12,000
6/9/93    SANTA CLARA / DUANE II                                  -        454,000         834,000            6,000
6/25/93   TRENTON / ALLEN ROAD                                    -        623,000       1,166,000           54,000
6/30/93   LOS ANGELES/W.JEFFERSON BLVD                            -      1,085,000       2,017,000            5,000
8/13/93   SO. BRUNSWICK/HIGHWAY 1                                 -      1,076,000       2,033,000           83,000
8/11/93   ATLANTA / NORTHSIDE                                     -      1,150,000       2,149,000           20,000
8/11/93   SMYRNA/ ROSSWILL RD                                     -        446,000         842,000           20,000
8/1/93    GAITHERSBURG / E. DIAMOND                         648,000        602,000       1,139,000           61,000
8/31/93   AUSTIN / N. LAMAR IV                                    -        502,000         941,000           22,000
10/1/93   DENVER / FEDERAL BLVD                                   -        875,000       1,633,000            1,000
10/1/93   CITRUS HEIGHTS                                          -        527,000         987,000                -
10/1/93   LAKEWOOD / 6TH AVE                                      -        798,000       1,489,000            9,000
11/3/93   UPLAND/S. EUCLID AVE.                                   -        431,000         807,000           13,000
10/27/93  HOUSTON / S SHAVER ST                                   -        481,000         896,000           21,000
12/9/93   SALT LAKE CITY                                  1,309,000        765,000       1,422,000          101,000
12/16/93  WEST VALLEY CITY                                        -        683,000       1,276,000           18,000
11/16/93  NORCROSS / JIMMY CARTER                                 -        627,000       1,167,000           34,000
11/16/93  SEATTLE / 13TH                                  1,670,000      1,085,000       2,015,000          111,000
12/21/93  PINELLAS PARK / 34TH ST. W                              -        607,000       1,134,000           56,000
1/21/94   HERNDON / CENTREVILLE ROAD                              -      1,584,000       2,981,000           26,000
12/28/93  NEW ORLEANS / S. CARROLLTON AVE                         -      1,575,000       2,941,000           39,000
12/29/93  ORANGE / MAIN II                                        -      1,238,000       2,317,000           22,000
12/29/93  SUNNYVALE / WEDELL                                      -        554,000       1,037,000            8,000
12/29/93  EL CAJON / MAGNOLIA                                     -        421,000         791,000            9,000
12/29/93  ORLANDO / S. SEMORAN BLVD.                              -        462,000         872,000           13,000
12/29/93  TAMPA / W. HILLSBOROUGH AVE                             -        352,000         665,000           13,000
12/29/93  IRVING / WEST LOOP 12                                   -        341,000         643,000            8,000
12/29/93  FULLERTON / W. COMMONWEALTH                             -        904,000       1,687,000           14,000
12/29/93  N. LAUDERDALE / MCNAB RD                                -        628,000       1,182,000           18,000
12/29/93  LOS ALIMITOS / CERRITOS                                 -        695,000       1,299,000            8,000
12/29/93  FREDERICK / PROSPECT BLVD.                              -        573,000       1,082,000           18,000
12/29/93  INDIANAPOLIS / E. WASHINGTON                            -        403,000         775,000            1,000
12/29/93  GARDENA / WESTERN AVE.                                  -        552,000       1,035,000            1,000


                                                ADJUSTMENTS
                                               RESULTING FROM                  GROSS CARRYING AMOUNT
                                               THE ACQUISITION                 AT DECEMBER 31, 1994
  DATE                                               OF             -------------------------------------------      ACCUMULATED
ACQUIRED           DESCRIPTION                MINORITY INTEREST         LAND         BUILDINGS         TOTAL         DEPRECIATION
--------           -----------                -----------------     ------------    -----------    -----------      ------------
Mini-warehouses
5/28/93   JACKSONVILLE/PHILLIPS HWY.                          -         406,000        802,000       1,208,000            51,000
5/28/93   TAMPA/NEBRASKA AVENUE                               -         550,000      1,063,000       1,613,000            68,000
4/26/93   COSTA MESA / NEWPORT                                -       2,141,000      3,992,000       6,133,000           254,000
6/9/93    CALABASAS / VENTURA BLVD.                           -       1,762,000      3,335,000       5,097,000           210,000
6/9/93    CARMICHAEL / FAIR OAKS                              -         573,000      1,064,000       1,637,000            69,000
6/9/93    SANTA CLARA / DUANE II                              -         454,000        840,000       1,294,000            54,000
6/25/93   TRENTON / ALLEN ROAD                                -         623,000      1,220,000       1,843,000            71,000
6/30/93   LOS ANGELES/W.JEFFERSON BLVD                        -       1,085,000      2,022,000       3,107,000           123,000
8/13/93   SO. BRUNSWICK/HIGHWAY 1                             -       1,076,000      2,116,000       3,192,000           103,000
8/11/93   ATLANTA / NORTHSIDE                                 -       1,150,000      2,169,000       3,319,000           128,000
8/11/93   SMYRNA/ ROSSWILL RD                                 -         446,000        862,000       1,308,000            52,000
8/1/93    GAITHERSBURG / E. DIAMOND                           -         602,000      1,200,000       1,802,000            65,000
8/31/93   AUSTIN / N. LAMAR IV                                -         502,000        963,000       1,465,000            51,000
10/1/93   DENVER / FEDERAL BLVD                               -         875,000      1,634,000       2,509,000            81,000
10/1/93   CITRUS HEIGHTS                                      -         527,000        987,000       1,514,000            49,000
10/1/93   LAKEWOOD / 6TH AVE                                  -         798,000      1,498,000       2,296,000            75,000
11/3/93   UPLAND/S. EUCLID AVE.                               -         431,000        820,000       1,251,000            39,000
10/27/93  HOUSTON / S SHAVER ST                               -         481,000        917,000       1,398,000            42,000
12/9/93   SALT LAKE CITY                                      -         765,000      1,523,000       2,288,000            63,000
12/16/93  WEST VALLEY CITY                                    -         683,000      1,294,000       1,977,000            56,000
11/16/93  NORCROSS / JIMMY CARTER                             -         627,000      1,201,000       1,828,000            52,000
11/16/93  SEATTLE / 13TH                                      -       1,085,000      2,126,000       3,211,000            89,000
12/21/93  PINELLAS PARK / 34TH ST. W                          -         607,000      1,190,000       1,797,000            46,000
1/21/94   HERNDON / CENTREVILLE ROAD                          -       1,584,000      3,007,000       4,591,000            59,000
12/28/93  NEW ORLEANS / S. CARROLLTON AVE                     -       1,575,000      2,980,000       4,555,000           119,000
12/29/93  ORANGE / MAIN II                                    -       1,238,000      2,339,000       3,577,000            95,000
12/29/93  SUNNYVALE / WEDELL                                  -         554,000      1,045,000       1,599,000            42,000
12/29/93  EL CAJON / MAGNOLIA                                 -         421,000        800,000       1,221,000            32,000
12/29/93  ORLANDO / S. SEMORAN BLVD.                          -         462,000        885,000       1,347,000            36,000
12/29/93  TAMPA / W. HILLSBOROUGH AVE                         -         352,000        678,000       1,030,000            27,000
12/29/93  IRVING / WEST LOOP 12                               -         341,000        651,000         992,000            26,000
12/29/93  FULLERTON / W. COMMONWEALTH                         -         904,000      1,701,000       2,605,000            68,000
12/29/93  N. LAUDERDALE / MCNAB RD                            -         628,000      1,200,000       1,828,000            48,000
12/29/93  LOS ALIMITOS / CERRITOS                             -         695,000      1,307,000       2,002,000            52,000
12/29/93  FREDERICK / PROSPECT BLVD.                          -         573,000      1,100,000       1,673,000            44,000
12/29/93  INDIANAPOLIS / E. WASHINGTON                        -         403,000        776,000       1,179,000            31,000
12/29/93  GARDENA / WESTERN AVE.                              -         552,000      1,036,000       1,588,000            41,000

                            STORAGE EQUITIES, INC.
                          SCHEDULE III - REAL ESTATE
                         AND ACCUMULATED DEPRECIATION

                                                                               INITIAL COST
                                                                        ---------------------------           COSTS
  DATE                                                                                 BUILDINGS &          SUBSEQUENT
ACQUIRED            DESCRIPTION                         ENCUMBRANCES      LAND         IMPROVEMENTS       TO ACQUISITION
--------            -----------                         ------------    ---------      ------------       --------------
Mini-warehouses
12/29/93   PALM BAY / BOBCOCK STREET                               -      409,000          775,000            22,000
1/10/94    HIALEAH / W. 20TH AVE.                                  -    1,855,000        3,497,000            31,000
1/1/93     CITY OF INDUSTRY                                        -            -                -            50,000
4/26/93    COSTA MESA / NEWPORT                                    -            -                -            32,000
1/12/94    SUNNYVALE / N. FAIR OAKS AVE                            -      689,000        1,285,000                 -
1/12/94    HONOLULU / IWAENA                                       -    1,182,000        2,200,000            53,000
1/12/94    MIAMI / GOLDEN GLADES                                   -      579,000        1,081,000            11,000
2/8/94     LAS VEGAS/S. MARTIN LUTHER KING BLVD.                   -    1,383,000        2,592,000             1,000
2/28/94    ARLINGTN/OLD JEFFERSN DAVISHWY                          -      735,000        1,399,000            18,000
3/8/94     BEAVERTON / SW BARNES ROAD                              -      942,000        1,810,000            27,000
3/31/94    HYPOLUXO                                                -      735,000        1,404,000            59,000
3/21/94    AUSTIN / ARBORETUM                                      -      473,000          897,000            24,000
3/25/94    TINTON FALLS / SHREWSBURY AVE                           -    1,074,000        2,033,000            79,000
3/25/94    EAST BRUNSWICK / MILLTOWN ROAD                          -    1,282,000        2,411,000            62,000
3/25/94    MERCERVILLE / QUAKERBRIDGE ROAD                         -    1,109,000        2,111,000            21,000
4/26/94    NO. HIGHLANDS / ROSEVILLE ROAD                          -      980,000        1,835,000            40,000
5/12/94    FORT PIERCE/OKEECHOBEE ROAD                             -      438,000          842,000            19,000
6/9/94     CHATTANOOGA / BRAINERD ROAD                             -      613,000        1,170,000             5,000
6/9/94     CHATTANOOGA / RINGGOLD ROAD                             -      761,000        1,433,000             6,000
5/24/94    HEMPSTEAD/PENINSULA BLVD.                       3,467,000    2,053,000        3,832,000            32,000
5/24/94    LA/HUNTINGTON                                           -      483,000          905,000             2,000
6/23/94    LAS VEGAS / TROPICANA II                                -      750,000        1,408,000            19,000
6/23/94    HENDERSON / GREEN VALLEY PKWY                           -    1,047,000        1,960,000            21,000
6/18/94    LAS VEGAS / S. VALLEY VIEW BLVD                         -      837,000        1,571,000             6,000
6/24/94    LAS VEGAS / N. LAMB BLVD.                               -      869,000        1,629,000            36,000
6/30/94    BIRMINGHAM / W. OXMOOR ROAD                             -      532,000        1,004,000           115,000
7/20/94    MILPITAS / DEMPSEY ROAD                                 -    1,260,000        2,358,000            53,000
9/15/94    HUNTSVILLE / OLD MONROVIA ROAD                          -      613,000        1,157,000            10,000
9/27/94    WEST HAVEN / BULL HILL LANE                             -      455,000          873,000             4,000
10/13/94   DAVIE / STATE ROAD 84                                   -      744,000        1,467,000             3,000
10/7/94    ALCOA / AIRPORT PLAZA DRIVE                             -      543,000        1,017,000             3,000
10/13/94   CARROLLTON / MARSH LANE                                 -      770,000        1,437,000             3,000
10/31/94   SHERMAN OAKS / VAN NUYS BLVD                    1,498,000    1,278,000        2,461,000             2,000
12/19/94   SALT LAKE CITY/WEST NORTH TEMPLE                        -      490,000          917,000                 -
8/17/94    NEW ORLEANS/I-10                                        -      784,000        1,470,000                 -
8/17/94    BEAVERTON / S.W. DENNY ROAD                             -      663,000        1,245,000             5,000
8/17/94    IRWINDALE / CENTRAL AVE.                                -      674,000        1,263,000             2,000

                                                    ADJUSTMENTS
                                                   RESULTING FROM
                                                   THE ACQUISITION            GROSS CARRYING AMOUNT
  DATE                                                   OF                    AT DECEMBER 31, 1994                   ACCUMULATED
ACQUIRED             DESCRIPTION                  MINORITY INTEREST        LAND          BUILDINGS       TOTAL        DEPRECIATION
--------             -----------                  -----------------       ---------     -----------    ----------     ------------
Mini-warehouses
12/29/93   PALM BAY / BOBCOCK STREET                              -         409,000         797,000     1,206,000          32,000
1/10/94    HIALEAH / W. 20TH AVE.                                 -       1,855,000       3,528,000     5,383,000         106,000
1/1/93     CITY OF INDUSTRY                                       -               -          50,000        50,000          12,000
4/26/93    COSTA MESA / NEWPORT                                   -               -          32,000        32,000           4,000
1/12/94    SUNNYVALE / N. FAIR OAKS AVE                           -         689,000       1,285,000     1,974,000          39,000
1/12/94    HONOLULU / IWAENA                                      -       1,182,000       2,253,000     3,435,000          69,000
1/12/94    MIAMI / GOLDEN GLADES                                  -         579,000       1,092,000     1,671,000          33,000
2/8/94     LAS VEGAS/S. MARTIN LUTHER KING BLVD.                  -       1,383,000       2,593,000     3,976,000          78,000
2/28/94    ARLINGTN/OLD JEFFERSN DAVISHWY                         -         735,000       1,417,000     2,152,000          44,000
3/8/94     BEAVERTON / SW BARNES ROAD                             -         942,000       1,837,000     2,779,000          54,000
3/31/94    HYPOLUXO                                               -         735,000       1,463,000     2,198,000           1,000
3/21/94    AUSTIN / ARBORETUM                                     -         473,000         921,000     1,394,000           1,000
3/25/94    TINTON FALLS / SHREWSBURY AVE                          -       1,074,000       2,112,000     3,186,000          61,000
3/25/94    EAST BRUNSWICK / MILLTOWN ROAD                         -       1,282,000       2,473,000     3,755,000          73,000
3/25/94    MERCERVILLE / QUAKERBRIDGE ROAD                        -       1,109,000       2,132,000     3,241,000          63,000
4/26/94    NO. HIGHLANDS / ROSEVILLE ROAD                         -         980,000       1,875,000     2,855,000          53,000
5/12/94    FORT PIERCE/OKEECHOBEE ROAD                            -         438,000         861,000     1,299,000          24,000
6/9/94     CHATTANOOGA / BRAINERD ROAD                            -         613,000       1,175,000     1,788,000          24,000
6/9/94     CHATTANOOGA / RINGGOLD ROAD                            -         761,000       1,439,000     2,200,000          30,000
5/24/94    HEMPSTEAD/PENINSULA BLVD.                              -       2,053,000       3,864,000     5,917,000          80,000
5/24/94    LA/HUNTINGTON                                          -         483,000         907,000     1,390,000          18,000
6/23/94    LAS VEGAS / TROPICANA II                               -         750,000       1,427,000     2,177,000          29,000
6/23/94    HENDERSON / GREEN VALLEY PKWY                          -       1,047,000       1,981,000     3,028,000          40,000
6/18/94    LAS VEGAS / S. VALLEY VIEW BLVD                        -         837,000       1,577,000     2,414,000          32,000
6/24/94    LAS VEGAS / N. LAMB BLVD.                              -         869,000       1,665,000     2,534,000          33,000
6/30/94    BIRMINGHAM / W. OXMOOR ROAD                            -         532,000       1,119,000     1,651,000          21,000
7/20/94    MILPITAS / DEMPSEY ROAD                                -       1,260,000       2,411,000     3,671,000          41,000
9/15/94    HUNTSVILLE / OLD MONROVIA ROAD                         -         613,000       1,167,000     1,780,000          12,000
9/27/94    WEST HAVEN / BULL HILL LANE                            -         455,000         877,000     1,332,000           9,000
10/13/94   DAVIE / STATE ROAD 84                                  -         744,000       1,470,000     2,214,000          14,000
10/7/94    ALCOA / AIRPORT PLAZA DRIVE                            -         543,000       1,020,000     1,563,000          21,000
10/13/94   CARROLLTON / MARSH LANE                                -         770,000       1,440,000     2,210,000               -
10/31/94   SHERMAN OAKS / VAN NUYS BLVD                           -       1,278,000       2,463,000     3,741,000          17,000
12/19/94   SALT LAKE CITY/WEST NORTH TEMPLE                       -         490,000         917,000     1,407,000               -
8/17/94    NEW ORLEANS/I-10                                       -         784,000       1,470,000     2,254,000          20,000
8/17/94    BEAVERTON / S.W. DENNY ROAD                            -         663,000       1,250,000     1,913,000          17,000
8/17/94    IRWINDALE / CENTRAL AVE.                               -         674,000       1,265,000     1,939,000          17,000

                            STORAGE EQUITIES, INC.
                          SCHEDULE III - REAL ESTATE
                         AND ACCUMULATED DEPRECIATION

                                                                         INITIAL COST
                                                                  --------------------------       COSTS
  DATE                                                                          BUILDINGS &      SUBSEQUENT
ACQUIRED            DESCRIPTION                  ENCUMBRANCES       LAND        IMPROVEMENTS   TO ACQUISITION
--------            -----------                  ------------     ----------    ------------   --------------
Mini-warehouses
8/17/94     SUITLAND / ST. BARNABAS RD                      -      1,530,000      2,913,000                  -
8/17/94     NORTH BRUNSWICK / HOW LANE                      -      1,238,000      2,323,000                  -
8/17/94     LOMBARD / 64TH                                  -        847,000      1,583,000              5,000
8/17/94     ALSIP / 27TH                                    -        406,000        765,000              3,000
9/30/94     SAN FRANCISCO / MARIN ST.                       -      1,227,000      2,339,000              3,000
9/30/94     BALTIMORE / HILLEN STREET                       -        580,000      1,095,000                  -
9/30/94     SAN FRANCISCO /10TH & HOWARD                    -      1,423,000      2,668,000              4,000
9/30/94     MONTEBELLO / E. WHITTIER                        -        383,000        732,000              4,000
12/30/94    APPLE VALLEY / FOLIAGE AVE                      -        910,000      1,695,000                  -
9/30/94     ARLINGTON / COLLINS                             -        228,000        435,000              7,000
9/30/94     MIAMI / S.W. 119TH AVE                          -        656,000      1,221,000                  -
9/30/94     BLACKWOOD / ERIAL ROAD                          -        774,000      1,437,000                  -
9/30/94     CONCORD / MONUMENT                              -      1,092,000      2,027,000                  -
9/30/94     ROCHESTER / LEE ROAD                            -        469,000        871,000              2,000
9/30/94     HOUSTON / BELLAIRE                              -        623,000      1,157,000                  -
9/30/94     AUSTIN / LAMAR BLVD I                           -        781,000      1,452,000                  -
9/30/94     MILWAUKEE / LOVERS LANE RD                      -        469,000        871,000                  -
9/30/94     MONTEREY / DEL REY OAKS                         -      1,342,000      2,501,000                  -
9/30/94     ST. PETERSBURG / 66TH ST.                       -        427,000        793,000              9,000
9/30/94     DAYTON BCH / N. NOVA ROAD                       -        396,000        735,000                  -
9/30/94     MAPLE SHADE / ROUTE 38                          -        994,000      1,846,000              3,000
9/30/94     MARLTON / ROUTE 73 N.                           -        938,000      1,742,000                  -
9/30/94     NAPERVILLE / E. OGDEN AVE                       -        683,000      1,268,000                  -
9/30/94     LONG BEACH / SOUTH STREET                       -      1,778,000      3,307,000             12,000
9/30/94     ALOHA / S.W. SHAW                               -        805,000      1,495,000              4,000
9/30/94     ALEXANDRIA / S. PICKETT                         -      1,550,000      2,879,000                  -
9/30/94     HOUSTON / HIGHWAY 6 NORTH                       -      1,120,000      2,083,000                  -
9/30/94     SAN ANTONIO/NACOGDOCHES RD                      -        571,000      1,060,000                  -
9/30/94     SAN RAMON/SAN RAMON VALLEY                      -      1,530,000      2,840,000              8,000
9/30/94     SAN RAFAEL / MERRYDALE RD                       -      1,705,000      3,165,000              3,000
9/30/94     SAN ANTONIO / AUSTIN HWY                        -        592,000      1,098,000                  -
9/30/94     SHARONVILLE / E. KEMPER                         -        574,000      1,070,000                  -
12/27/94    KNOXVILLE / CHAPMAN HIGHWAY                     -        753,000      1,411,000                  -
12/28/94    MILPITAS / WATSON II                    2,482,000      1,575,000      2,925,000                  -
12/28/94    LAS VEGAS / JONES BLVD                  1,818,000      1,208,000      2,243,000                  -
12/28/94    VENICE / GUTHRIE                                -        578,000      1,073,000                  -
1/1/83      COLORADO SPRINGS / PLATTE AVENUE                -        409,000        953,000            118,000

                                                     ADJUSTMENTS
                                                   RESULTING FROM           GROSS CARRYING AMOUNT
                                                  THE ACQUISITION           AT DECEMBER 31, 1994
 DATE                                                   OF           ------------------------------------       ACCUMULATED
ACQUIRED            DESCRIPTION                  MINORITY INTEREST      LAND       BUILDINGS      TOTAL         DEPRECIATION
--------            -----------                  -----------------   ----------    ---------    ---------       ------------
Mini-warehouses
8/17/94     SUITLAND / ST. BARNABAS RD                           -    1,530,000    2,913,000    4,443,000           42,000
8/17/94     NORTH BRUNSWICK / HOW LANE                           -    1,238,000    2,323,000    3,561,000           32,000
8/17/94     LOMBARD / 64TH                                       -      847,000    1,588,000    2,435,000           22,000
8/17/94     ALSIP / 27TH                                         -      406,000      768,000    1,174,000           11,000
9/30/94     SAN FRANCISCO / MARIN ST.                            -    1,227,000    2,342,000    3,569,000           25,000
9/30/94     BALTIMORE / HILLEN STREET                            -      580,000    1,095,000    1,675,000           11,000
9/30/94     SAN FRANCISCO /10TH & HOWARD                         -    1,423,000    2,672,000    4,095,000           27,000
9/30/94     MONTEBELLO / E. WHITTIER                             -      383,000      736,000    1,119,000            7,000
12/30/94    APPLE VALLEY / FOLIAGE AVE                           -      910,000    1,695,000    2,605,000                -
9/30/94     ARLINGTON / COLLINS                                  -      228,000      442,000      670,000            4,000
9/30/94     MIAMI / S.W. 119TH AVE                               -      656,000    1,221,000    1,877,000           12,000
9/30/94     BLACKWOOD / ERIAL ROAD                               -      774,000    1,437,000    2,211,000           15,000
9/30/94     CONCORD / MONUMENT                                   -    1,092,000    2,027,000    3,119,000           23,000
9/30/94     ROCHESTER / LEE ROAD                                 -      469,000      873,000    1,342,000            8,000
9/30/94     HOUSTON / BELLAIRE                                   -      623,000    1,157,000    1,780,000           11,000
9/30/94     AUSTIN / LAMAR BLVD I                                -      781,000    1,452,000    2,233,000           15,000
9/30/94     MILWAUKEE / LOVERS LANE RD                           -      469,000      871,000    1,340,000            9,000
9/30/94     MONTEREY / DEL REY OAKS                              -    1,342,000    2,501,000    3,843,000           33,000
9/30/94     ST. PETERSBURG / 66TH ST.                            -      427,000      802,000    1,229,000            8,000
9/30/94     DAYTON BCH / N. NOVA ROAD                            -      396,000      735,000    1,131,000            7,000
9/30/94     MAPLE SHADE / ROUTE 38                               -      994,000    1,849,000    2,843,000           18,000
9/30/94     MARLTON / ROUTE 73 N.                                -      938,000    1,742,000    2,680,000           17,000
9/30/94     NAPERVILLE / E. OGDEN AVE                            -      683,000    1,268,000    1,951,000           13,000
9/30/94     LONG BEACH / SOUTH STREET                            -    1,778,000    3,319,000    5,097,000           35,000
9/30/94     ALOHA / S.W. SHAW                                    -      805,000    1,499,000    2,304,000           15,000
9/30/94     ALEXANDRIA / S. PICKETT                              -    1,550,000    2,879,000    4,429,000           28,000
9/30/94     HOUSTON / HIGHWAY 6 NORTH                            -    1,120,000    2,083,000    3,203,000           21,000
9/30/94     SAN ANTONIO/NACOGDOCHES RD                           -      571,000    1,060,000    1,631,000           10,000
9/30/94     SAN RAMON/SAN RAMON VALLEY                           -    1,530,000    2,848,000    4,378,000           41,000
9/30/94     SAN RAFAEL / MERRYDALE RD                            -    1,705,000    3,168,000    4,873,000           31,000
9/30/94     SAN ANTONIO / AUSTIN HWY                             -      592,000    1,098,000    1,690,000           11,000
9/30/94     SHARONVILLE / E. KEMPER                              -      574,000    1,070,000    1,644,000           11,000
12/27/94    KNOXVILLE / CHAPMAN HIGHWAY                          -      753,000    1,411,000    2,164,000                -
12/28/94    MILPITAS / WATSON II                                 -    1,575,000    2,925,000    4,500,000                -
12/28/94    LAS VEGAS / JONES BLVD                               -    1,208,000    2,243,000    3,451,000                -
12/28/94    VENICE / GUTHRIE                                     -      578,000    1,073,000    1,651,000                -
1/1/83      COLORADO SPRINGS / PLATTE AVENUE                  (100)     409,000    1,070,900    1,479,900          496,400

                            STORAGE EQUITIES, INC.
                          SCHEDULE III - REAL ESTATE
                         AND ACCUMULATED DEPRECIATION

                                                                         INITIAL COST
                                                                   --------------------------         COSTS
  DATE                                                                           BUILDINGS &        SUBSEQUENT
ACQUIRED             DESCRIPTION                ENCUMBRANCES         LAND        IMPROVEMENTS     TO ACQUISITION
--------             -----------                ------------       ---------     ------------     --------------
Mini-warehouses
5/1/83     COLORADO SPRINGS / DELTA DRIVE                  -         67,000          481,000            91,000
12/1/82    PORTLAND / HALSEY                               -        357,000        1,150,000          (485,000)
12/1/82    SACRAMENTO / FOLSOM                             -        396,000          329,000           381,000
12/1/83    SEMORAN / EXTRA                                 -        442,000        1,882,000            99,000
3/1/83     BLACKWOOD / PETERS LANE                         -        213,000        1,559,000            91,000
10/1/83    ORLANDO / JOHN YOUNG PARKWAY                    -        383,000        1,512,000           150,000
9/1/83     SOUTHINGTON / SPRING STREET                     -        124,000        1,233,000           156,000
4/1/83     VAILS GATE                                      -        103,000          990,000           150,000
6/1/83     VENTURA / WALKER                                -        658,000        1,734,000             3,000
8/1/83     SOUTHAMPTON / JAYMOR                            -        331,000        1,738,000           325,000
9/1/83     WEBSTER / GULF FREEWAY                          -        449,000        1,688,000           322,000
9/1/83     DOVER / JEFFERIC                                -        107,000        1,462,000           219,000
9/1/83     NEW CASTLE / NEW CHURCHMANS ROAD                -        227,000        2,163,000           221,000
9/1/83     NEWARK / BELLEVUE ROAD                          -        208,000        2,031,000           106,000
9/1/83     LANGHORNE / S. FLOWERS MILL                     -        263,000        3,549,000           132,000
9/1/83     HOBART / RIDGE ROAD                             -        215,000        1,491,000           187,000
9/1/83     FT. WAYNE / W. COLISEUM BLVD.                   -        160,000        1,395,000             7,000
9/1/83     FT. WAYNE / BLUFFTON ROAD                       -         88,000          675,000            72,000
11/1/83    WEBSTER / N.A.S.A., ROAD 1                      -      1,570,000        2,457,000           823,000
11/1/83    AURORA / HANOVER WAY                            -        505,000          758,000           110,000
11/1/83    CAMPBELL / SALMAR AVENUE                        -      1,820,000        1,408,000          (767,000)
11/1/83    COLORADO SPRINGS / EDISON AVENUE                -        471,000        1,640,000           (83,000)
11/1/83    COLORADO SPRINGS / MT. VIEW LANE                -        320,000        1,036,000            63,000
11/1/83    THORNTON / YORK STREET                          -        418,000        1,400,000           (31,000)
11/1/83    OKLAHOMA CITY / RENO AVENUE                     -        454,000        1,030,000           519,000
11/1/83    TUCSON / N. ROMERO RD.                          -        343,000          778,000           384,000
12/1/83    CHARLOTTE / SOUTH BOULEVARD                     -        165,000        1,274,000           250,000
12/1/83    GREENSBORO / W. MARKET STREET I                 -        214,000        1,653,000           350,000
12/1/83    GREENSBORO / ELECTRA DRIVE                      -        112,000          869,000           192,000
12/1/83    RALEIGH / YONKERS ROAD                          -        203,000          914,000           222,000
12/1/83    COLUMBIA / BROAD RIVER ROAD                     -        171,000        1,318,000           387,000
12/1/83    RICHMOND / JEFFERSON DAVIS HIGHWAY              -        176,000        1,360,000           267,000
12/1/83    AUGUSTA / CRESCENT DRIVE                        -         97,000          747,000           172,000
4/1/84     N. PROVIDENCE / MINERAL SPRING AVENUE           -         92,000        1,087,000           206,000
1/24/85    CRANSTON / FREEWAY DRIVE                        -        175,000          722,000           233,000
3/1/84     MARIETTA / S. COBB DRIVE                        -         73,000          542,000           134,000
1/1/84     FREMONT / ALBRAE                                -        636,000        1,659,000           314,000

                                                  ADJUSTMENTS
                                                 RESULTING FROM                 GROSS CARRYING AMOUNT
                                                 THE ACQUISITION                AT DECEMBER 31, 1994
  DATE                                                 OF               --------------------------------------      ACCUMULATED
ACQUIRED             DESCRIPTION                MINORITY INTEREST         LAND        BUILDINGS       TOTAL         DEPRECIATION
--------             -----------                -----------------       ---------     ----------    ----------      ------------
Mini-warehouses
5/1/83     COLORADO SPRINGS / DELTA DRIVE                       -          67,000        572,000       639,000         249,200
12/1/82    PORTLAND / HALSEY                                 (100)        357,000        664,900     1,021,900         298,100
12/1/82    SACRAMENTO / FOLSOM                                  -         396,000        710,000     1,106,000         324,500
12/1/83    SEMORAN / EXTRA                                   (200)        442,000      1,980,800     2,422,800         927,900
3/1/83     BLACKWOOD / PETERS LANE                           (100)        213,000      1,649,900     1,862,900         758,400
10/1/83    ORLANDO / JOHN YOUNG PARKWAY                      (100)        383,000      1,661,900     2,044,900         734,500
9/1/83     SOUTHINGTON / SPRING STREET                       (100)        124,000      1,388,900     1,512,900         619,000
4/1/83     VAILS GATE                                        (100)        103,000      1,139,900     1,242,900         506,400
6/1/83     VENTURA / WALKER                                  (100)        658,000      1,736,900     2,394,900         803,100
8/1/83     SOUTHAMPTON / JAYMOR                              (100)        331,000      2,062,900     2,393,900         906,100
9/1/83     WEBSTER / GULF FREEWAY                            (100)        449,000      2,009,900     2,458,900         860,200
9/1/83     DOVER / JEFFERIC                                  (100)        107,000      1,680,900     1,787,900         727,600
9/1/83     NEW CASTLE / NEW CHURCHMANS ROAD                  (200)        227,000      2,383,800     2,610,800       1,035,400
9/1/83     NEWARK / BELLEVUE ROAD                            (200)        208,000      2,136,800     2,344,800         940,700
9/1/83     LANGHORNE / S. FLOWERS MILL                       (300)        263,000      3,680,700     3,943,700       1,639,200
9/1/83     HOBART / RIDGE ROAD                               (100)        215,000      1,677,900     1,892,900         721,500
9/1/83     FT. WAYNE / W. COLISEUM BLVD.                     (100)        160,000      1,401,900     1,561,900         623,700
9/1/83     FT. WAYNE / BLUFFTON ROAD                         (100)         88,000        746,900       834,900         329,900
11/1/83    WEBSTER / N.A.S.A., ROAD 1                        (200)      1,570,000      3,279,800     4,849,800       1,425,000
11/1/83    AURORA / HANOVER WAY                              (100)        505,000        867,900     1,372,900         391,800
11/1/83    CAMPBELL / SALMAR AVENUE                          (100)      1,379,000      1,081,900     2,460,900         468,700
11/1/83    COLORADO SPRINGS / EDISON AVENUE                  (100)        471,000      1,556,900     2,027,900         662,300
11/1/83    COLORADO SPRINGS / MT. VIEW LANE                  (100)        320,000      1,098,900     1,418,900         474,300
11/1/83    THORNTON / YORK STREET                            (100)        418,000      1,368,900     1,786,900         588,700
11/1/83    OKLAHOMA CITY / RENO AVENUE                       (100)        454,000      1,548,900     2,002,900         647,300
11/1/83    TUCSON / N. ROMERO RD.                            (100)        343,000      1,161,900     1,504,900         483,700
12/1/83    CHARLOTTE / SOUTH BOULEVARD                     (5,400)        165,000      1,518,600     1,683,600         657,000
12/1/83    GREENSBORO / W. MARKET STREET I                 (7,000)        214,000      1,996,000     2,210,000         874,000
12/1/83    GREENSBORO / ELECTRA DRIVE                      (3,700)        112,000      1,057,300     1,169,300         452,000
12/1/83    RALEIGH / YONKERS ROAD                          (3,900)        203,000      1,132,100     1,335,100         478,000
12/1/83    COLUMBIA / BROAD RIVER ROAD                     (5,600)        171,000      1,699,400     1,870,400         712,000
12/1/83    RICHMOND / JEFFERSON DAVIS HIGHWAY              (5,800)        176,000      1,621,200     1,797,200         702,000
12/1/83    AUGUSTA / CRESCENT DRIVE                        (3,200)         97,000        915,800     1,012,800         393,000
4/1/84     N. PROVIDENCE / MINERAL SPRING AVENUE           (4,600)         92,000      1,288,400     1,380,400         552,000
1/24/85    CRANSTON / FREEWAY DRIVE                        (3,100)        175,000        951,900     1,126,900         385,000
3/1/84     MARIETTA / S. COBB DRIVE                        (2,300)         73,000        673,700       746,700         280,000
1/1/84     FREMONT / ALBRAE                                (7,000)        636,000      1,966,000     2,602,000         874,000

                            STORAGE EQUITIES, INC.
                          SCHEDULE III - REAL ESTATE
                         AND ACCUMULATED DEPRECIATION

                                                                               INITIAL COST
                                                                         ----------------------------         COSTS
  DATE                                                                                   BUILDINGS &        SUBSEQUENT
ACQUIRED         DESCRIPTION                             ENCUMBRANCES       LAND         IMPROVEMENTS     TO ACQUISITION
--------         -----------                             ------------    -----------     ------------     --------------
Mini-warehouses
1/1/84   TACOMA / 24TH STREET WEST                                  -        553,000       1,173,000           262,000
1/1/84   BELTON / S. 71 HIGHWAY                                     -        175,000         858,000           320,000
1/1/84   GLADSTONE                                                  -        275,000       1,799,000           254,000
1/1/84   KANSAS CITY / E. 112TH ST. TERRACE                         -        257,000       1,848,000           270,000
1/1/84   KANSAS CITY / HOLMES                                       -        289,000       1,333,000           173,000
1/1/84   INDEPENDENCE / E. 31ST STREET                              -        221,000       1,848,000           214,000
1/1/84   MERRIAM                                                    -        255,000       1,469,000           193,000
1/1/84   OLATHE / E. SPRUCE                                         -        107,000         992,000           189,000
1/1/84   SHAWNEE / W. 63RD STREET                                   -        205,000       1,420,000           257,000
1/1/84   TOPEKA / S.W. 41ST STREET                                  -         75,000       1,049,000           142,000
2/1/84   KNOXVILLE / UNICORN DRIVE                                  -        662,000       1,887,000           251,000
2/1/84   KNOXVILLE / CENTRAL AVENUE                                 -        449,000       1,281,000           164,000
3/1/84   MANASSAS / BALLS FORD ROAD                                 -        320,000       1,556,000           280,000
2/1/84   PICO RIVERA / BERMUDEZ                                     -        743,000         807,000           256,000
5/1/84   RALEIGH / DEPARTURE DRIVE                                  -        302,000       2,484,000           298,000
4/1/84   MILWAUKIE / MC LOUGHLIN I                                  -        289,000         584,000           181,000
7/1/84   TREVOSE / OLD LINCOLN HIGHWAY                              -        421,000       1,749,000           238,000
5/1/84   VIRGINIA BEACH / S. INDEPENDENCE BLVD.                     -        509,000       2,121,000           500,000
5/1/84   PHILADELPHIA / GRANT AVENUE                        2,326,000      1,041,000       3,262,000           334,000
6/1/84   LORTON / RICHMOND HIGHWAY                                  -        435,000       2,040,000           374,000
6/1/84   BALTIMORE / SHANNON DRIVE                                  -        382,000       1,793,000           470,000
6/1/84   LAUREL / BOWIE ROAD                                        -        501,000       2,349,000           470,000
7/1/84   WEYMOUTH / MAIN ST                                         -              -       2,586,000        (2,586,000)
6/1/84   DELRAN                                                     -        279,000       1,472,000           197,000
5/1/84   GARLAND                                                    -        356,000         844,000           113,000
6/1/84   ORLANDO / 45TH STREET                                      -        226,000         924,000           157,000
6/1/84   CINCINNATI / MT. CARMEL-TOBASCO ROAD                       -        402,000       1,573,000           273,000
6/1/84   FLORENCE / INDUSTRIAL ROAD                                 -        185,000         740,000           238,000
8/1/84   MEDLEY / N.W. SO. RIVER DRIVE                              -        584,000       1,016,000           241,000
8/1/84   OKLAHOMA CITY / W. RENO II                                 -        340,000       1,310,000           314,000
8/1/84   NEWPORT NEWS / JEFFERSON AVENUE II                         -        356,000       2,395,000           344,000
9/1/84   IRVING / E. AIRPORT                                        -        677,000       1,592,000           257,000
9/1/84   DALLAS / WALNUT HILL                                       -        971,000       2,359,000           404,000
9/1/84   DALLAS / COCKRELL HILL                                     -        380,000         913,000           859,000
11/1/84  OMAHA                                                      -        109,000         806,000           326,000
11/1/84  MANCHESTER / SOUTH WILLOW                                  -        164,000       1,643,000           169,000
12/1/84  AUSTIN / E. BEN WHITE BLVD. I                              -        325,000         474,000           163,000

                                                       ADJUSTMENTS
                                                      RESULTING FROM                GROSS CARRYING AMOUNT
                                                      THE ACQUISITION               AT DECEMBER 31, 1994
  DATE                                                      OF              ---------------------------------------    ACCUMULATED
ACQUIRED            DESCRIPTION                      MINORITY INTEREST        LAND        BUILDINGS        TOTAL       DEPRECIATION
--------            -----------                      -----------------      --------     -----------     ----------    ------------
Mini-warehouses
1/1/84   TACOMA / 24TH STREET WEST                              (5,000)      553,000      1,430,000       1,983,000        616,000
1/1/84   BELTON / S. 71 HIGHWAY                                 (3,600)      175,000      1,174,400       1,349,400        467,000
1/1/84   GLADSTONE                                              (7,600)      275,000      2,045,400       2,320,400        879,000
1/1/84   KANSAS CITY / E. 112TH ST. TERRACE                     (7,800)      257,000      2,110,200       2,367,200        902,000
1/1/84   KANSAS CITY / HOLMES                                   (5,600)      289,000      1,500,400       1,789,400        674,000
1/1/84   INDEPENDENCE / E. 31ST STREET                          (7,800)      221,000      2,054,200       2,275,200        857,000
1/1/84   MERRIAM                                                (6,200)      255,000      1,655,800       1,910,800        716,000
1/1/84   OLATHE / E. SPRUCE                                     (4,200)      107,000      1,176,800       1,283,800        497,000
1/1/84   SHAWNEE / W. 63RD STREET                               (6,000)      205,000      1,671,000       1,876,000        706,000
1/1/84   TOPEKA / S.W. 41ST STREET                              (4,400)       75,000      1,186,600       1,261,600        511,000
2/1/84   KNOXVILLE / UNICORN DRIVE                              (8,000)      662,000      2,130,000       2,792,000        922,000
2/1/84   KNOXVILLE / CENTRAL AVENUE                             (5,400)      449,000      1,439,600       1,888,600        627,000
3/1/84   MANASSAS / BALLS FORD ROAD                             (6,600)      320,000      1,829,400       2,149,400        773,000
2/1/84   PICO RIVERA / BERMUDEZ                                 (3,400)      743,000      1,059,600       1,802,600        430,000
5/1/84   RALEIGH / DEPARTURE DRIVE                             (10,500)      302,000      2,771,500       3,073,500      1,162,000
4/1/84   MILWAUKIE / MC LOUGHLIN I                              (2,500)      289,000        762,500       1,051,500        320,000
7/1/84   TREVOSE / OLD LINCOLN HIGHWAY                          (7,400)      421,000      1,979,600       2,400,600        818,000
5/1/84   VIRGINIA BEACH / S. INDEPENDENCE BLVD.                 (9,000)      509,000      2,612,000       3,121,000      1,086,000
5/1/84   PHILADELPHIA / GRANT AVENUE                           (13,800)    1,041,000      3,582,200       4,623,200      1,524,000
6/1/84   LORTON / RICHMOND HIGHWAY                              (8,600)      435,000      2,405,400       2,840,400        996,000
6/1/84   BALTIMORE / SHANNON DRIVE                              (7,600)      382,000      2,255,400       2,637,400        923,000
6/1/84   LAUREL / BOWIE ROAD                                    (9,900)      501,000      2,809,100       3,310,100      1,154,000
7/1/84   WEYMOUTH / MAIN ST                                    (10,900)            -        (10,900)        (10,900)             -
6/1/84   DELRAN                                                 12,400       279,000      1,681,400       1,960,400        695,000
5/1/84   GARLAND                                                 7,100       356,000        964,100       1,320,100        404,000
6/1/84   ORLANDO / 45TH STREET                                   7,800       226,000      1,088,800       1,314,800        448,000
6/1/84   CINCINNATI / MT. CARMEL-TOBASCO ROAD                   13,300       402,000      1,859,300       2,261,300        766,000
6/1/84   FLORENCE / INDUSTRIAL ROAD                              6,200       185,000        984,200       1,169,200        389,000
8/1/84   MEDLEY / N.W. SO. RIVER DRIVE                           8,600       584,000      1,265,600       1,849,600        496,000
8/1/84   OKLAHOMA CITY / W. RENO II                             11,000       340,000      1,635,000       1,975,000        639,000
8/1/84   NEWPORT NEWS / JEFFERSON AVENUE II                     20,200       356,000      2,759,200       3,115,200      1,111,000
9/1/84   IRVING / E. AIRPORT                                    13,400       677,000      1,862,400       2,539,400        761,000
9/1/84   DALLAS / WALNUT HILL                                   19,900       971,000      2,782,900       3,753,900      1,123,000
9/1/84   DALLAS / COCKRELL HILL                                  7,700       380,000      1,779,700       2,159,700        666,000
11/1/84  OMAHA                                                   6,800       109,000      1,138,800       1,247,800        428,000
11/1/84  MANCHESTER / SOUTH WILLOW                              13,800       164,000      1,825,800       1,989,800        720,000
12/1/84  AUSTIN / E. BEN WHITE BLVD. I                           4,000       325,000        641,000         966,000        246,000

                            STORAGE EQUITIES, INC.
                          SCHEDULE III - REAL ESTATE
                         AND ACCUMULATED DEPRECIATION

                                                                       INITIAL COST
                                                                ---------------------------         COSTS
 DATE                                                                          BUILDINGS &        SUBSEQUENT
ACQUIRED         DESCRIPTION                  ENCUMBRANCES        LAND         IMPROVEMENTS     TO ACQUISITION
--------         -----------                  ------------      ---------      ------------     --------------
Mini-warehouses
12/1/84    AUSTIN / N. LAMAR  II                         -        643,000          947,000             265,000
12/1/84    POMPANO BEACH / SW 2ND STREET                 -        399,000        1,386,000             339,000
12/1/84    FORT WORTH                                    -        122,000          928,000             (66,000)
11/1/84    HIALEAH / RED ROAD                            -        886,000        1,784,000             131,000
12/1/84    MONTGOMERYVILLE / ROUTE 309                   -        215,000        2,085,000             199,000
12/1/84    BOSSIER                                       -        184,000        1,542,000             198,000
2/1/85     SIMI VALLEY                                   -        737,000        1,389,000             178,000
3/6/85     CHATTANOOGA / PRYOR DRIVE                     -        202,000        1,573,000             215,000
2/1/85     HURST                                         -        231,000        1,220,000             127,000
3/1/85     PORTLAND / 92ND AVENUE                        -        285,000          941,000             162,000
5/3/85     LONGWOOD / HIGHWAY 17-92                      -        355,000        1,645,000             162,000
3/19/85    FERN PARK / U.S. HWY 17-92                    -        144,000        1,107,000             139,000
3/14/85    FAIRFIELD / DIXIE HIGHWAY II                  -        338,000        1,187,000             279,000
4/10/85    LAGUNA HILLS / EL PACIFICO                    -      1,224,000        3,303,000             196,000
7/11/85    COLUMBUS / MORSE ROAD                         -        195,000        1,510,000             139,000
7/11/85    COLUMBUS / KENNY ROAD                         -        199,000        1,531,000             135,000
6/1/85     COLUMBUS / BUSCH BLVD.                        -        202,000        1,559,000             184,000
6/1/85     COLUMBUS / KINNEAR ROAD                       -        241,000        1,865,000             166,000
6/7/85     GROVE CITY / MARLANE DRIVE                    -        150,000        1,157,000             136,000
6/7/85     REYNOLDSBURG / GENDER ROAD                    -        204,000        1,568,000             162,000
6/1/85     WORTHINGTON / BILLINGSLEY RD                  -        221,000        1,824,000             152,000
7/11/85    WESTERVILLE / WESTERVILLE RD                  -        199,000        1,517,000             156,000
6/1/85     UPPER ARLINGTON/ARLINGTON CENTRE BL           -        201,000        1,497,000             163,000
7/11/85    SPRINGFIELD / W. LEFFEL                       -         90,000          699,000             100,000
7/11/85    DAYTON / NEEDMORE RD                          -        144,000        1,108,000             225,000
7/11/85    DAYTON / EXECUTIVE BLVD                       -        160,000        1,207,000             189,000
7/11/85    LILBURN / INDIAN TRAIL                        -        331,000          969,000             100,000
4/18/85    AUSTIN / SO. 1ST STREET                       -        778,000        1,282,000             147,000
4/18/85    CINCINNATI/E. KEMPER                          -        232,000        1,573,000             162,000
5/1/85     CINCINNATI / COLERAIN AVE                     -        253,000        1,717,000             200,000
5/1/85     FLORENCE / TANNER                             -        218,000        1,477,000             175,000
5/23/85    TACOMA/PHILLIPS RD SW                         -        396,000        1,204,000             140,000
5/17/85    PORTLAND/MCLOUGHLIN II                        -        458,000          742,000             240,000
7/11/85    SAN DIEGO/KEARNY MESA                         -        783,000        1,750,000             259,000
5/20/85    MANCHESTER / SOUTH WILLOW II                  -        371,000        2,129,000            (275,000)
6/1/85     NORTH HOLLYWOOD / RAYMER                      -        967,000          848,000             215,000
7/12/85    SCOTTSDALE/70TH STREET                        -        632,000        1,368,000             160,000

                                                   ADJUSTMENTS
                                                  RESULTING FROM            GROSS CARRYING AMOUNT
                                                 THE ACQUISITION            AT DECEMBER 31, 1994
  DATE                                                  OF           ------------------------------------      ACCUMULATED
ACQUIRED          DESCRIPTION                   MINORITY INTEREST       LAND      BUILDINGS      TOTAL         DEPRECIATION
--------          -----------                   -----------------    ----------  -----------   ----------      ------------
Mini-warehouses
12/1/84    AUSTIN / N. LAMAR  II                            8,000      643,000    1,220,000     1,863,000          478,000
12/1/84    POMPANO BEACH / SW 2ND STREET                   11,700      399,000    1,736,700     2,135,700          672,000
12/1/84    FORT WORTH                                       7,800      122,000      869,800       991,800          345,000
11/1/84    HIALEAH / RED ROAD                              15,000      886,000    1,930,000     2,816,000          750,000
12/1/84    MONTGOMERYVILLE / ROUTE 309                     17,600      215,000    2,301,600     2,516,600          913,000
12/1/84    BOSSIER                                         13,000      184,000    1,753,000     1,937,000          692,000
2/1/85     SIMI VALLEY                                     11,700      737,000    1,578,700     2,315,700          606,000
3/6/85     CHATTANOOGA / PRYOR DRIVE                       13,300      202,000    1,801,300     2,003,300          692,000
2/1/85     HURST                                           10,300      231,000    1,357,300     1,588,300          529,000
3/1/85     PORTLAND / 92ND AVENUE                           7,900      285,000    1,110,900     1,395,900          432,000
5/3/85     LONGWOOD / HIGHWAY 17-92                        13,900      355,000    1,820,900     2,175,900          697,000
3/19/85    FERN PARK / U.S. HWY 17-92                       9,300      144,000    1,255,300     1,399,300          476,000
3/14/85    FAIRFIELD / DIXIE HIGHWAY II                    10,000      338,000    1,476,000     1,814,000          565,000
4/10/85    LAGUNA HILLS / EL PACIFICO                      27,800    1,224,000    3,526,800     4,750,800        1,358,000
7/11/85    COLUMBUS / MORSE ROAD                           12,700      195,000    1,661,700     1,856,700          624,000
7/11/85    COLUMBUS / KENNY ROAD                           12,900      199,000    1,678,900     1,877,900          630,000
6/1/85     COLUMBUS / BUSCH BLVD.                          13,100      202,000    1,756,100     1,958,100          656,000
6/1/85     COLUMBUS / KINNEAR ROAD                         15,700      241,000    2,046,700     2,287,700          767,000
6/7/85     GROVE CITY / MARLANE DRIVE                       9,800      150,000    1,302,800     1,452,800          484,000
6/7/85     REYNOLDSBURG / GENDER ROAD                      13,200      204,000    1,743,200     1,947,200          655,000
6/1/85     WORTHINGTON / BILLINGSLEY RD                    15,400      221,000    1,991,400     2,212,400          745,000
7/11/85    WESTERVILLE / WESTERVILLE RD                    12,800      199,000    1,685,800     1,884,800          626,000
6/1/85     UPPER ARLINGTON/ARLINGTON CENTRE BL             12,600      201,000    1,672,600     1,873,600          623,000
7/11/85    SPRINGFIELD / W. LEFFEL                          5,900       90,000      804,900       894,900          300,000
7/11/85    DAYTON / NEEDMORE RD                             9,300      144,000    1,342,300     1,486,300          495,000
7/11/85    DAYTON / EXECUTIVE BLVD                         10,200      160,000    1,406,200     1,566,200          518,000
7/11/85    LILBURN / INDIAN TRAIL                           8,200      331,000    1,077,200     1,408,200          405,000
4/18/85    AUSTIN / SO. 1ST STREET                          9,700      778,000    1,438,700     2,216,700          543,000
4/18/85    CINCINNATI/E. KEMPER                            11,900      232,000    1,746,900     1,978,900          664,000
5/1/85     CINCINNATI / COLERAIN AVE                       13,000      253,000    1,930,000     2,183,000          734,000
5/1/85     FLORENCE / TANNER                               11,100      218,000    1,663,100     1,881,100          630,000
5/23/85    TACOMA/PHILLIPS RD SW                            9,100      396,000    1,353,100     1,749,100          505,000
5/17/85    PORTLAND/MCLOUGHLIN II                           5,600      458,000      987,600     1,445,600          362,000
7/11/85    SAN DIEGO/KEARNY MESA                           13,200      783,000    2,022,200     2,805,200          736,000
5/20/85    MANCHESTER / SOUTH WILLOW II                    16,100      371,000    1,870,100     2,241,100          720,000
6/1/85     NORTH HOLLYWOOD / RAYMER                         6,400      967,000    1,069,400     2,036,400          395,000
7/12/85    SCOTTSDALE/70TH STREET                          10,300      632,000    1,538,300     2,170,300          563,000

                            STORAGE EQUITIES, INC.
                          SCHEDULE III - REAL ESTATE
                         AND ACCUMULATED DEPRECIATION

                                                                        INITIAL COST
                                                                   ------------------------       COSTS
  DATE                                                                         BUILDINGS &      SUBSEQUENT
ACQUIRED           DESCRIPTION                     ENCUMBRANCES      LAND      IMPROVEMENTS   TO ACQUISITION
--------           -----------                     ------------    ---------   ------------   --------------
Mini-warehouses
7/26/85     CONCORD / HIGHWAY 29 NORTH                        -      150,000        750,000           121,000
10/1/85     NORTH HOLLYWOOD / WHITSETT                2,177,000    1,524,000      2,576,000           176,000
10/1/85     PORTLAND/S.E. 82ND AVE.                           -      354,000        496,000           192,000
9/18/85     MADISON / COPPS AV.                               -      450,000      1,150,000           256,000
9/25/85     COLUMBUS / SINCLAIR ROAD                          -      307,000        893,000           105,000
9/12/85     PHILADELPHIA/TACONY                               -      118,000      1,782,000           114,000
11/1/85     PERRYSBURG / HELEN DRIVE                          -      110,000      1,590,000          (205,000)
10/3/85     COLUMBUS / AMBLESIDE                              -      124,000      1,526,000          (207,000)
11/1/85     INDIANAPOLIS / PIKE PLAZA                         -      229,000      1,531,000           149,000
11/1/85     INDIANAPOLIS / ELMWOOD AV.                        -      198,000      1,342,000           112,000
10/17/85    EAST HARTFORD/ROBERTS                             -      219,000      1,481,000           237,000
10/17/85    WITHITA/ S. ROCK RD.                              -      501,000      1,478,000          (101,000)
10/9/85     WICHITA/E. HARRY                                  -      313,000      1,050,000          (156,000)
10/9/85     WICHITA / S. WOODLAWN                             -      263,000        905,000          (191,000)
10/9/85     WICHITA / E. KELLOGG                              -      185,000        658,000          (163,000)
10/9/85     WICHITA / S. TYLER                                -      294,000      1,004,000           (28,000)
10/9/85     WICHITA / W. MAPLE                                -      234,000        805,000          (210,000)
10/9/85     WICHITA / CAREY LANE                              -      192,000        674,000          (149,000)
10/9/85     WICHITA / E. MACARTHUR                            -      220,000        775,000          (204,000)
10/9/85     JOPLIN/S. RANGE LINE                              -      264,000        904,000          (111,000)
12/24/85    MILPITAS/PECTEN CT.                               -    1,623,000      1,577,000           183,000
12/1/85     PLEASANTON / SANTA RITA                   2,281,000    1,226,000      2,078,000           181,000
7/1/88      FORT WAYNE                                        -      101,000      1,524,000           (24,000)
10/3/85     SAN ANTONIO/WETMORE RD.                           -      306,000      1,079,000           347,000
10/3/85     SAN ANTONIO/CALLAGHAN                             -      288,000      1,016,000           271,000
10/3/85     SAN ANTONIO/ZARZAMORA                             -      364,000      1,281,000           324,000
10/3/85     SAN ANTONIO/HACKBERRY                             -      388,000      1,367,000           305,000
10/3/85     SAN ANTONIO/FREDERICKSBURG                        -      287,000      1,009,000           242,000
10/3/85     DALLAS/S. WESTMORELAND                            -      474,000      1,670,000           135,000
10/3/85     DALLAS/ALVIN ST.                                  -      359,000      1,266,000           102,000
10/3/85     FT. WORTH/W. BEACH ST.                            -      356,000      1,252,000           105,000
10/3/85     FT. WORTH/E. SEMINARY                             -      382,000      1,346,000           115,000
10/3/85     FT. WORTH/COCKRELL ST.                            -      323,000      1,136,000           114,000
11/7/85     EVERETT/EVERGREEN A                               -      706,000      2,294,000           304,000
11/7/85     SEATTLE/EMPIRE WAY                                -    1,652,000      5,348,000           469,000
12/1/85     AMHERST / NIAGRA FALLS                            -      132,000        701,000           183,000
12/18/85    KEARNS / SAMS BOULEVARD                           -      164,000      1,159,000          (351,000)

                                                   ADJUSTMENTS
                                                  RESULTING FROM                GROSS CARRYING AMOUNT
                                                  THE ACQUISITION                AT DECEMBER 31, 1994
  DATE                                                  OF             --------------------------------------    ACCUMULATED
ACQUIRED            DESCRIPTION                  MINORITY INTEREST        LAND        BUILDINGS      TOTAL       DEPRECIATION
--------            -----------                  -----------------     ---------      ---------    ----------    ------------
Mini-warehouses
7/26/85     CONCORD / HIGHWAY 29 NORTH                       5,700       150,000       876,700      1,026,700         319,000
10/1/85     NORTH HOLLYWOOD / WHITSETT                      19,400     1,524,000     2,771,400      4,295,400       1,015,000
10/1/85     PORTLAND/S.E. 82ND AVE.                          3,700       354,000       691,700      1,045,700         235,000
9/18/85     MADISON / COPPS AV.                              8,700       450,000     1,414,700      1,864,700         523,000
9/25/85     COLUMBUS / SINCLAIR ROAD                         6,700       307,000     1,004,700      1,311,700         363,000
9/12/85     PHILADELPHIA/TACONY                             13,500       118,000     1,909,500      2,027,500         706,000
11/1/85     PERRYSBURG / HELEN DRIVE                        12,000       110,000     1,397,000      1,507,000         513,000
10/3/85     COLUMBUS / AMBLESIDE                            11,500       124,000     1,330,500      1,454,500         493,000
11/1/85     INDIANAPOLIS / PIKE PLAZA                       11,600       229,000     1,691,600      1,920,600         610,000
11/1/85     INDIANAPOLIS / ELMWOOD AV.                      10,100       198,000     1,464,100      1,662,100         528,000
10/17/85    EAST HARTFORD/ROBERTS                           11,200       219,000     1,729,200      1,948,200         621,000
10/17/85    WITHITA/ S. ROCK RD.                            11,200       642,000     1,247,200      1,889,200         482,000
10/9/85     WICHITA/E. HARRY                                 7,900       313,000       901,900      1,214,900         331,000
10/9/85     WICHITA / S. WOODLAWN                            6,800       263,000       720,800        983,800         278,000
10/9/85     WICHITA / E. KELLOGG                             5,000       185,000       500,000        685,000         193,000
10/9/85     WICHITA / S. TYLER                               7,600       294,000       983,600      1,277,600         305,000
10/9/85     WICHITA / W. MAPLE                               6,100       234,000       601,100        835,100         236,000
10/9/85     WICHITA / CAREY LANE                             5,100       192,000       530,100        722,100         201,000
10/9/85     WICHITA / E. MACARTHUR                           5,900       220,000       576,900        796,900         225,000
10/9/85     JOPLIN/S. RANGE LINE                             6,800       264,000       799,800      1,063,800         275,000
12/24/85    MILPITAS/PECTEN CT.                             11,900     1,623,000     1,771,900      3,394,900         632,000
12/1/85     PLEASANTON / SANTA RITA                         15,700     1,226,000     2,274,700      3,500,700         803,000
7/1/88      FORT WAYNE                                      11,500       101,000     1,511,500      1,612,500         398,000
10/3/85     SAN ANTONIO/WETMORE RD.                        (32,100)      306,000     1,393,900      1,699,900         481,000
10/3/85     SAN ANTONIO/CALLAGHAN                          (30,200)      288,000     1,256,800      1,544,800         440,000
10/3/85     SAN ANTONIO/ZARZAMORA                          (38,100)      364,000     1,566,900      1,930,900         553,000
10/3/85     SAN ANTONIO/HACKBERRY                          (40,700)      388,000     1,631,300      2,019,300         578,000
10/3/85     SAN ANTONIO/FREDERICKSBURG                     (30,000)      287,000     1,221,000      1,508,000         428,000
10/3/85     DALLAS/S. WESTMORELAND                         (49,700)      474,000     1,755,300      2,229,300         664,000
10/3/85     DALLAS/ALVIN ST.                               (37,700)      359,000     1,330,300      1,689,300         503,000
10/3/85     FT. WORTH/W. BEACH ST.                         (37,200)      356,000     1,319,800      1,675,800         501,000
10/3/85     FT. WORTH/E. SEMINARY                          (40,000)      382,000     1,421,000      1,803,000         535,000
10/3/85     FT. WORTH/COCKRELL ST.                         (33,800)      323,000     1,216,200      1,539,200         454,000
11/7/85     EVERETT/EVERGREEN A                            (68,200)      706,000     2,529,800      3,235,800         953,000
11/7/85     SEATTLE/EMPIRE WAY                             (159,100)    1,652,000     5,657,900      7,309,900       2,126,000
12/1/85     AMHERST / NIAGRA FALLS                         (20,900)      132,000       863,100        995,100         314,000
12/18/85    KEARNS / SAMS BOULEVARD                        (34,500)      164,000       773,500        937,500         309,000

                            STORAGE EQUITIES, INC.
                          SCHEDULE III - REAL ESTATE
                         AND ACCUMULATED DEPRECIATION

                                                                             INITIAL COST
                                                                       --------------------------       COSTS
  DATE                                                                               BUILDINGS &      SUBSEQUENT
ACQUIRED             DESCRIPTION                        ENCUMBRANCES      LAND       IMPROVEMENTS    TO ACQUISITION
--------             -----------                        ------------   ----------    ------------    --------------
Mini-warehouses
3/11/86      JACKSONVILLE / HYDE PARK                              -      140,000        510,000          183,000
12/1/85      WHITEHALL / MACARTHUR RD.                             -      204,000      1,628,000          118,000
2/21/86      COSTA MESA/POMONA                                     -    1,405,000      1,520,000          244,000
12/1/85      BROCKTON / MAIN ST.                                   -      153,000      2,020,000         (290,000)
1/1/86       MAPLESHADE/RUDDEROW                                   -      362,000      1,811,000          188,000
1/1/86       BORDONTOWN/GROVEVILLE                                 -      196,000        981,000          111,000
12/31/85     EATONTOWN / HIGHWAY 35                                -      308,000      4,067,000          308,000
3/3/86       BREA/IMPERIAL HWY                                     -    1,069,000      2,165,000          294,000
12/1/85      DENVER/LEETSDALE                                      -      603,000        847,000          159,000
2/1/86       SKOKIE/MCCORMICK                                      -      638,000      1,912,000          177,000
1/8/86       SUN VALLEY/SHELDON                                    -      544,000      1,836,000          199,000
3/28/86      ST. LOUIS / FORDER RD.                                -      517,000      1,133,000          177,000
1/1/86       LAS VEGAS / HIGHLAND DRIVE                            -      432,000        848,000          161,000
5/1/86       WESTLAKE VILLAGE                                      -    1,205,000        995,000          153,000
2/19/86      COLORADO SPRINGS / SINTON ROAD                        -      535,000      1,115,000          129,000
2/20/86      OKLAHOMA CITY / N. PENNSYLVANIA                       -      146,000        829,000          108,000
2/20/86      OKLAHOMA CITY / 39TH EXPRESSWAY                       -      238,000        812,000          143,000
4/1/86       RENO / TELEGRAPH RD.                                  -      649,000      1,051,000          302,000
7/15/86      COLORADO SPRINGS / HOLLOW TREE COURT                  -      574,000        726,000          169,000
4/11/86      ST. LOUIS / KIRKHAM                                   -      199,000      1,001,000          135,000
4/11/86      ST.LOUIS / REAVIS BARRACKS RD.                        -      192,000        958,000          135,000
4/10/86      FT. WORTH / E. LOOP 820                               -      196,000        804,000          128,000
6/1/86       RICHLAN HILLS                                         -      543,000        857,000          341,000
5/29/86      SACRAMENTO / FRANKLIN BOULEVARD                       -      872,000        978,000          293,000
6/10/86      WEST VALLEY / S 3600 W                                -      208,000      1,552,000          174,000
7/1/86       LOS ANGELES / PURDUE                                  -    2,415,000      3,585,000          271,000
7/15/86      CAPITOL HEIGHTS / CENTRAL AVENUE                      -      649,000      3,851,000          237,000
10/24/86     FREMONT / PERALTA                                     -      851,000      1,074,000          232,000
7/1/86       PONTIAC / DIXIE HIGHWAY                               -      259,000      2,091,000           21,000
8/1/86       LAUREL /FT MEADE RD.                                  -      475,000      1,475,000          188,000
9/10/86      KANSAS CITY / 44TH ST.                                -      509,000      1,906,000          342,000
10/1/86      HIGHLAND / 27TH PL.                                   -       89,000        786,000           70,000
10/1/86      RIVERCHASE / MINI WRHS. RD                            -      262,000      1,338,000          259,000
10/1/86      EASTWOOD / OPORTO-MADRID                              -      166,000      1,184,000          120,000
10/1/86      FORESTDALE / PEBBLE CREEK                             -      152,000        948,000          110,000
10/1/86      CENTERPOINT / CNTRPNT RD.                             -      265,000      1,305,000          168,000
10/1/86      ROEBUCK PLAZA / GADSDEN HWY                           -      101,000        399,000          116,000

                                                      ADJUSTMENTS
                                                     RESULTING FROM               GROSS CARRYING AMOUNT
                                                     THE ACQUISITION              AT DECEMBER 31, 1994
  DATE                                                     OF             --------------------------------------    ACCUMULATED
ACQUIRED            DESCRIPTION                     MINORITY INTEREST       LAND        BUILDINGS        TOTAL      DEPRECIATION
--------            -----------                     -----------------     ---------    -----------     ---------    ------------
Mini-warehouses
3/11/86      JACKSONVILLE / HYDE PARK                         (15,200)      140,000        677,800       817,800        229,000
12/1/85      WHITEHALL / MACARTHUR RD.                        (48,400)      204,000      1,697,600     1,901,600        628,000
2/21/86      COSTA MESA/POMONA                                (45,200)    1,405,000      1,718,800     3,123,800        629,000
12/1/85      BROCKTON / MAIN ST.                              (60,100)      153,000      1,669,900     1,822,900        646,000
1/1/86       MAPLESHADE/RUDDEROW                              (53,900)      362,000      1,945,100     2,307,100        706,000
1/1/86       BORDONTOWN/GROVEVILLE                            (29,200)      196,000      1,062,800     1,258,800        385,000
12/31/85     EATONTOWN / HIGHWAY 35                          (121,000)      308,000      4,254,000     4,562,000      1,571,000
3/3/86       BREA/IMPERIAL HWY                                (64,400)    1,069,000      2,394,600     3,463,600        870,000
12/1/85      DENVER/LEETSDALE                                 (25,200)      603,000        980,800     1,583,800        358,000
2/1/86       SKOKIE/MCCORMICK                                 (56,900)      638,000      2,032,100     2,670,100        729,000
1/8/86       SUN VALLEY/SHELDON                               (54,600)      544,000      1,980,400     2,524,400        725,000
3/28/86      ST. LOUIS / FORDER RD.                           (33,700)      517,000      1,276,300     1,793,300        453,000
1/1/86       LAS VEGAS / HIGHLAND DRIVE                       (25,200)      432,000        983,800     1,415,800        354,000
5/1/86       WESTLAKE VILLAGE                                 (29,600)    1,205,000      1,118,400     2,323,400        389,000
2/19/86      COLORADO SPRINGS / SINTON ROAD                   (33,200)      535,000      1,210,800     1,745,800        434,000
2/20/86      OKLAHOMA CITY / N. PENNSYLVANIA                  (24,700)      146,000        912,300     1,058,300        326,000
2/20/86      OKLAHOMA CITY / 39TH EXPRESSWAY                  (24,200)      238,000        930,800     1,168,800        328,000
4/1/86       RENO / TELEGRAPH RD.                             (31,300)      649,000      1,321,700     1,970,700        456,000
7/15/86      COLORADO SPRINGS / HOLLOW TREE COURT             (21,600)      574,000        873,400     1,447,400        302,000
4/11/86      ST. LOUIS / KIRKHAM                              (69,600)      199,000      1,066,400     1,265,400        393,000
4/11/86      ST.LOUIS / REAVIS BARRACKS RD.                   (66,600)      192,000      1,026,400     1,218,400        371,000
4/10/86      FT. WORTH / E. LOOP 820                          (55,900)      196,000        876,100     1,072,100        324,000
6/1/86       RICHLAN HILLS                                    (59,600)      543,000      1,138,400     1,681,400        427,000
5/29/86      SACRAMENTO / FRANKLIN BOULEVARD                  (68,000)      872,000      1,203,000     2,075,000        429,000
6/10/86      WEST VALLEY / S 3600 W                          (108,000)      208,000      1,618,000     1,826,000        595,000
7/1/86       LOS ANGELES / PURDUE                            (249,400)    2,415,000      3,606,600     6,021,600      1,309,000
7/15/86      CAPITOL HEIGHTS / CENTRAL AVENUE                (267,900)      649,000      3,820,100     4,469,100      1,396,000
10/24/86     FREMONT / PERALTA                                (74,700)      851,000      1,231,300     2,082,300        419,000
7/1/86       PONTIAC / DIXIE HIGHWAY                         (145,500)      259,000      1,966,500     2,225,500        719,000
8/1/86       LAUREL /FT MEADE RD.                            (102,600)      475,000      1,560,400     2,035,400        548,000
9/10/86      KANSAS CITY / 44TH ST.                          (132,600)      509,000      2,115,400     2,624,400        746,000
10/1/86      HIGHLAND / 27TH PL.                              (54,700)       89,000        801,300       890,300        277,000
10/1/86      RIVERCHASE / MINI WRHS. RD                       (93,100)      262,000      1,503,900     1,765,900        517,000
10/1/86      EASTWOOD / OPORTO-MADRID                         (82,400)      166,000      1,221,600     1,387,600        420,000
10/1/86      FORESTDALE / PEBBLE CREEK                        (66,000)      152,000        992,000     1,144,000        342,000
10/1/86      CENTERPOINT / CNTRPNT RD.                        (90,800)      265,000      1,382,200     1,647,200        480,000
10/1/86      ROEBUCK PLAZA / GADSDEN HWY                      (27,800)      101,000        487,200       588,200        163,000

                            STORAGE EQUITIES, INC.
                          SCHEDULE III - REAL ESTATE
                         AND ACCUMULATED DEPRECIATION


                                                                                INITIAL COST
                                                                         --------------------------        COSTS
  DATE                                                                                 BUILDINGS &       SUBSEQUENT
ACQUIRED              DESCRIPTION                        ENCUMBRANCES      LAND        IMPROVEMENTS    TO ACQUISITION
--------              -----------                        ------------    ---------     ------------    --------------
Miniwarehouses

10/1/86     GREENSPRINGS / OXMOOR                                  -       347,000       1,173,000          269,000
10/1/86     HOOVER / LORNA RD.                                     -       372,000       1,128,000          278,000
10/1/86     MIDFIELD / BESSEMER SPR HWY                            -       170,000         355,000          154,000
10/1/86     HUNTSVILLE / LEEMAN FERRY                              -       158,000         992,000          164,000
10/1/86     HUNTSVILLE / DRAKE AVE                                 -       253,000       1,172,000          186,000
10/1/86     ANNISTON / WHITESIDE                                   -        59,000         566,000           94,000
10/1/86     HOUSTON / GLENVISTA ST.                                -       595,000       1,043,000          177,000
10/1/86     HOUSTON / NORTH FREEWAY I                              -       704,000       1,146,000          413,000
10/1/86     HOUSTON / RODGERDALE                                   -     1,631,000       2,792,000          399,000
10/1/86     HOUSTON / GESSNER                                      -     1,032,000       1,693,000          250,000
10/1/86     HOUSTON / RICHMOND                                     -     1,502,000       2,506,000          381,000
10/1/86     HOUSTON / GULFTON                                      -     1,732,000       3,036,000          781,000
10/1/86     HOUSTON / WEST PARK                                    -       503,000         854,000          124,000
10/23/86    JONESBORO / JONESBORO ROAD                             -       157,000         718,000          129,000
9/12/86     LAKEWOOD / WADSWORTH - 6TH                             -     1,070,000       3,155,000          421,000
10/1/86     HOUSTON / SOUTH LOOP WEST                              -     1,299,000       3,491,000          627,000
10/1/86     HOUSTON / PLAINFIELD ROAD                              -       904,000       2,319,000          320,000
10/1/86     HOUSTON / FM 1960                                      -       719,000       1,987,000          267,000
10/1/86     HOUSTON / OLD KATY RD.                                 -     1,365,000       3,431,000          383,000
10/1/86     HOUSTON / LONG POINT                                   -       451,000       1,187,000          340,000
10/1/86     AUSTIN / RESEARCH BLVD.                                -     1,390,000       1,710,000          273,000
12/31/86    LYNNWOOD / 196TH STREET SW                             -     1,063,000       1,602,000          286,000
12/10/86    AUBURN / AUBURN                                        -       606,000       1,144,000          282,000
12/18/86    GRESHAM / BURNSIDE                                     -       351,000       1,056,000          287,000
12/19/86    DENVER / SHERIDAN BOULEVARD                            -     1,033,000       2,792,000          392,000
12/10/86    MARIETTA/COBB PARKWAY II                               -       536,000       2,764,000          456,000
12/10/86    HILLSBORO / TUALATIN HWY.                              -       461,000         574,000          177,000
11/26/86    ARLETA / OSBORNE STREET                                -       987,000         663,000          185,000
4/1/87      CITY OF INDUSTRY / AMAR                                -       748,000       2,052,000          249,000
3/16/87     ANNANDALE / RAVENSWORTH                                -       679,000       1,621,000          146,000
5/28/87     OKLAHOMA CITY / W. HEFNER                              -       459,000         941,000          199,000
12/23/86    SAN ANTONIO / WEST SUNSET ROAD                         -     1,206,000       1,594,000          350,000
8/11/87     HAMMOND / CALUMET                                      -        97,000         751,000          401,000
7/1/88      PORTLAND / MOODY                                       -       663,000       1,637,000         (106,000)
7/16/87     OAKBROOK / ROOSEVELT ROAD                              -       912,000       2,688,000          508,000
10/17/87    PLANTATION / S. STATE RD. 7                            -       924,000       1,801,000          219,000
3/1/88      ANAHEIM / N. LAKEVIEW                                  -       995,000       1,505,000          428,000

                                                      ADJUSTMENTS
                                                     RESULTING FROM                GROSS CARRYING AMOUNT
                                                    THE ACQUISITION                 AT DECEMBER 31, 1994
  DATE                                                     OF             ---------------------------------------  ACCUMULATED
ACQUIRED              DESCRIPTION                   MINORITY INTEREST        LAND       BUILDINGS       TOTAL      DEPRECIATION
--------              -----------                   -----------------     -----------  -----------   -----------   ------------
Miniwarehouses

10/1/86     GREENSPRINGS / OXMOOR                             (81,600)       347,000     1,360,400    1,707,400        467,000
10/1/86     HOOVER / LORNA RD.                                (78,500)       372,000     1,327,500    1,699,500        459,000
10/1/86     MIDFIELD / BESSEMER SPR HWY                       (24,700)       170,000       484,300      654,300        164,000
10/1/86     HUNTSVILLE / LEEMAN FERRY                         (69,000)       158,000     1,087,000    1,245,000        365,000
10/1/86     HUNTSVILLE / DRAKE AVE                            (81,500)       253,000     1,276,500    1,529,500        440,000
10/1/86     ANNISTON / WHITESIDE                              (39,400)        59,000       620,600      679,600        232,000
10/1/86     HOUSTON / GLENVISTA ST.                           (72,600)       595,000     1,147,400    1,742,400        411,000
10/1/86     HOUSTON / NORTH FREEWAY I                         (79,700)       704,000     1,479,300    2,183,300        447,000
10/1/86     HOUSTON / RODGERDALE                             (194,200)     1,631,000     2,996,800    4,627,800      1,045,000
10/1/86     HOUSTON / GESSNER                                (117,800)     1,032,000     1,825,200    2,857,200        636,000
10/1/86     HOUSTON / RICHMOND                               (174,300)     1,502,000     2,712,700    4,214,700        950,000
10/1/86     HOUSTON / GULFTON                                (211,200)     1,732,000     3,605,800    5,337,800      1,185,000
10/1/86     HOUSTON / WEST PARK                               (59,400)       503,000       918,600    1,421,600        321,000
10/23/86    JONESBORO / JONESBORO ROAD                        (50,000)       157,000       797,000      954,000        272,000
9/12/86     LAKEWOOD / WADSWORTH - 6TH                        (97,900)     1,070,000     3,478,100    4,548,100      1,169,000
10/1/86     HOUSTON / SOUTH LOOP WEST                        (108,300)     1,299,000     4,009,700    5,308,700      1,307,000
10/1/86     HOUSTON / PLAINFIELD ROAD                         (72,000)       904,000     2,567,000    3,471,000        863,000
10/1/86     HOUSTON / FM 1960                                 (61,700)       719,000     2,192,300    2,911,300        743,000
10/1/86     HOUSTON / OLD KATY RD.                           (106,500)     1,365,000     3,707,500    5,072,500      1,253,000
10/1/86     HOUSTON / LONG POINT                              (36,800)       451,000     1,490,200    1,941,200        449,000
10/1/86     AUSTIN / RESEARCH BLVD.                           (53,100)     1,390,000     1,929,900    3,319,900        646,000
12/31/86    LYNNWOOD / 196TH STREET SW                        (49,700)     1,063,000     1,838,300    2,901,300        589,000
12/10/86    AUBURN / AUBURN                                   (35,500)       606,000     1,390,500    1,996,500        433,000
12/18/86    GRESHAM / BURNSIDE                                (32,800)       351,000     1,310,200    1,661,200        429,000
12/19/86    DENVER / SHERIDAN BOULEVARD                       (86,600)     1,033,000     3,097,400    4,130,400      1,007,000
12/10/86    MARIETTA/COBB PARKWAY II                          (85,800)       536,000     3,134,200    3,670,200      1,030,000
12/10/86    HILLSBORO / TUALATIN HWY.                         (17,800)       461,000       733,200    1,194,200        241,000
11/26/86    ARLETA / OSBORNE STREET                           (20,600)       987,000       827,400    1,814,400        264,000
4/1/87      CITY OF INDUSTRY / AMAR                           (63,700)       748,000     2,237,300    2,985,300        537,000
3/16/87     ANNANDALE / RAVENSWORTH                           (50,300)       679,000     1,716,700    2,395,700        550,000
5/28/87     OKLAHOMA CITY / W. HEFNER                         (29,200)       459,000     1,110,800    1,569,800        351,000
12/23/86    SAN ANTONIO / WEST SUNSET ROAD                    (49,500)     1,206,000     1,894,500    3,100,500        589,000
8/11/87     HAMMOND / CALUMET                                 (23,300)        97,000     1,128,700    1,225,700        329,000
7/1/88      PORTLAND / MOODY                                  (50,800)       663,000     1,480,200    2,143,200        466,000
7/16/87     OAKBROOK / ROOSEVELT ROAD                        (229,700)       912,000     2,966,300    3,878,300        945,000
10/17/87    PLANTATION / S. STATE RD. 7                      (153,900)       924,000     1,866,100    2,790,100        580,000
3/1/88      ANAHEIM / N. LAKEVIEW                            (128,600)       995,000     1,804,400    2,799,400        532,000

                            STORAGE EQUITIES, INC.
                          SCHEDULE III - REAL ESTATE
                         AND ACCUMULATED DEPRECIATION

                                                                                INITIAL COST
                                                                         --------------------------        COSTS
  DATE                                                                                 BUILDINGS &       SUBSEQUENT
ACQUIRED              DESCRIPTION                        ENCUMBRANCES      LAND        IMPROVEMENTS    TO ACQUISITION
--------              -----------                        ------------    ---------     ------------    --------------
Mini-warehouses
8/20/87     SAN ANTONIO / AUSTIN HWY. II                           -       400,000         850,000          114,000
10/1/87     ROCKVILLE / FREDRICK ROAD                              -     1,695,000       3,305,000          571,000
Business parks
12/1/81     SOUTH HOUSTON/SO. SHAVER                               -       354,000       1,981,000          112,000
5/2/94      MONTEREY PARK                                          -     3,150,000       5,860,000           29,000
1/1/84      SIGNAL HILL/JUNIPERO                                   -     1,195,000       2,220,000          517,000
1/1/84      LAKEWOOD / WATSON PLAZA                                -     2,513,000       4,238,000        1,601,000
4/1/84      AUSTIN/LAMAR BOULEVARD                                 -     4,321,000       5,937,000        2,743,000
3/29/85     SACRAMENTO/NORTHGATE BLVD.                             -     1,536,000       5,689,000        1,763,000
7/10/85     HOUSTON/N.BARKER'S LANDING                             -     2,221,000      12,179,000        2,289,000
10/4/85     SAN ANTONIO/ONE PARK TEN                               -     2,365,000       6,215,000        2,537,000
10/4/85     SAN ANTONIO/PARK TERRACE                               -       943,000       2,477,000          635,000
2/28/86     SAN DIEGO/CAMINO DEL RIO S.                            -     1,967,000       6,783,000        2,024,000
3/28/86     CULVER CITY/UPLANDER                           2,976,000     7,544,000      11,656,000        3,133,000
3/27/86     TEMPE/UNIVERSITY                                       -     4,201,000       5,099,000        2,494,000
5/30/86     SIGNAL HILL/E. 28TH STREET                             -     2,463,000       4,837,000          939,000
7/25/86     MESA/W.MAIN                                            -     1,333,000       2,935,000          757,000
7/25/86     TEMPE/S.EDWARD                                         -     1,419,000       3,123,000          787,000
5/27/87     CARSON/LEAPWOOD                                        -     2,535,000       3,165,000          787,000
                                                          51,788,000   267,339,000     636,059,000       71,867,000

                                                      ADJUSTMENTS
                                                     RESULTING FROM                GROSS CARRYING AMOUNT
                                                    THE ACQUISITION                 AT DECEMBER 31, 1994
  DATE                                                     OF             ---------------------------------------  ACCUMULATED
ACQUIRED              DESCRIPTION                   MINORITY INTEREST        LAND       BUILDINGS       TOTAL      DEPRECIATION
--------              -----------                   -----------------     -----------  -----------   -----------   ------------
Mini-warehouses
8/20/87     SAN ANTONIO / AUSTIN HWY. II                      (72,600)       400,000       891,400    1,291,400        281,000
10/1/87     ROCKVILLE / FREDRICK ROAD                        (282,400)     1,695,000     3,593,600    5,288,600      1,123,000
Business parks
12/1/81     SOUTH HOUSTON/SO. SHAVER                                -        354,000     2,093,000    2,447,000      1,092,000
5/2/94      MONTEREY PARK                                           -      3,150,000     5,889,000    9,039,000        160,000
1/1/84      SIGNAL HILL/JUNIPERO                                 (200)     1,195,000     2,736,800    3,931,800      1,202,400
1/1/84      LAKEWOOD / WATSON PLAZA                           (17,900)     2,513,000     5,821,100    8,334,100      3,008,000
4/1/84      AUSTIN/LAMAR BOULEVARD                            (25,100)     4,321,000     8,654,900   12,975,900      3,960,000
3/29/85     SACRAMENTO/NORTHGATE BLVD.                         47,900      1,536,000     7,499,900    9,035,900      3,259,000
7/10/85     HOUSTON/N.BARKER'S LANDING                         91,900      2,221,000    14,559,900   16,780,900      6,179,000
10/4/85     SAN ANTONIO/ONE PARK TEN                           46,900      2,365,000     8,798,900   11,163,900      3,176,000
10/4/85     SAN ANTONIO/PARK TERRACE                           18,700        943,000     3,130,700    4,073,700      1,971,000
2/28/86     SAN DIEGO/CAMINO DEL RIO S.                      (201,800)     1,967,000     8,605,200   10,572,200      3,578,000
3/28/86     CULVER CITY/UPLANDER                             (346,800)     7,544,000    14,442,200   21,986,200      5,917,000
3/27/86     TEMPE/UNIVERSITY                                 (354,700)     4,201,000     7,238,300   11,439,300      3,095,000
5/30/86     SIGNAL HILL/E. 28TH STREET                       (336,500)     2,463,000     5,439,500    7,902,500      2,104,000
7/25/86     MESA/W.MAIN                                       (91,100)     1,333,000     3,600,900    4,933,900      1,493,000
7/25/86     TEMPE/S.EDWARD                                    (96,900)     1,419,000     3,813,100    5,232,100      1,484,000
5/27/87     CARSON/LEAPWOOD                                  (270,400)     2,535,000     3,681,600    6,216,600      1,282,000
                                                           (7,547,200)   267,039,000   700,678,800  967,717,800    202,745,000

                            STORAGE EQUITIES, INC.
                  SCHEDULE IV--MORTGAGE LOANS ON REAL ESTATE
                             At December 31, 1994

                                                                                                                       Principal
                                                                                                                       Amount of
                                                                                           Face      Book and tax    Loans subject
                                                  Final        Periodic                   Amount       Carrying      to delinquent
                                      Interest   Maturity       Payment           Prior     of         amount of       principal
            Description                 Rate      Date           Terms            Liens    Loans         Loans        or interest
            -----------               --------   --------      --------           -----   ------     ------------    -------------
    One mortgage note receivable        7.500%   Mar-95     Interest payable      None   2,464,022     2,290,277                 -
         due from a private limited                         monthly, principal
         partnership (1)                                    quarterly

    One mortgage note receivable        8.500%   Jun-00     Interest and          None   1,273,779       994,624                 -
         due from a private limited                         principal payable
         partnership (2)                                    monthly

    One mortgage note receivable        9.250%   Jul-98     Interest and          None     947,577       857,986                 -
         due from a private limited                         principal payable
         partnership (3)                                    monthly

    Three mortgage notes receivable     9.625%   Mar-95     Interest payable      None   6,452,895     6,238,650                 -
       due from a private limited                           monthly - principal
       partnership (4)                                      quarterly

    Two mortgage notes receivable      10.000%   Mar-98     Interest payable      None   2,372,297     2,372,297                 -
       due from a private limited                           monthly
       partnership (5)

    One mortgage note receivable       10.000%   Mar-98     Interest payable      None   1,392,346     1,392,346                 -
       due from a private limited                           monthly
       partnership (6)

    One mortgage note receivable       10.180%   Sep-99     Interest and          None   3,979,911     3,902,722                 -
       due from a private limited                           principal payable
       partnership (7)                                      monthly

                            STORAGE EQUITIES, INC.
                  SCHEDULE IV--MORTGAGE LOANS ON REAL ESTATE
                             At December 31, 1994

                                                                                                                        Principal
                                                                                                                        Amount of
                                                                                            Face      Book and tax    Loans subject
                                                  Final       Periodic                     Amount       Carrying      to delinquent
                                      Interest   Maturity      Payment          Prior        of         amount of       principal
            Description                 Rate      Date          Terms           Liens       Loans         Loans        or interest
            -----------               --------   --------     --------          -----      ------     ------------    -------------
    One mortgage note receivable       10.750%    Oct-96    Interest and         None     3,194,992     3,084,296                 -
       due from a private limited                           principal payable
       partnership (8)                                      monthly

    One mortgage note receivable       11.970%   Dec-00     Interest and         None     1,928,577     1,928,577                 -
       due from a private limited                           principal payable
       partnership (9)                                      monthly
                                                                                         -----------   -----------      ------------

                                                                                         $24,006,396   $23,061,775      $          -
                                                                                         ===========   ===========      ============

    (1) Secured by one mini-warehouse located in Maryland.
    (2) Secured by one mini-warehouse located in California.
    (3) Secured by one mini-warehouse located in Oregon.
    (4) Secured by three mini-warehouse located in California, Texas and Georgia.
    (5) Secured by two mini-warehouse located in Georgia.
    (6) Secured by one mini-warehouse located in Georgia.
    (7) Secured by one mini-warehouse located in California.
    (8) Secured by one mini-warehouse located in California.
    (9) Secured by one mini-warehouse located in California.

For a reconciliation of the activity on mortgage notes receivable for the years ended December 21, 1994, 1993 and 1992, see Note 5 to the Company's consolidated financial statements.