Form 10-K/A
period 1994-12-31
STORAGE EQUITIES INC
filed 1995-04-05
CIK 318380

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                  FORM 10-K/A
                                AMENDMENT NO. 1

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
                        ----------

                             STORAGE EQUITIES, INC.
                             ----------------------
              (Exact name of registrant as specified in its charter)

            California                                            95-3551121
- -------------------------------                     ------------------------
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                        Identification Number)

600 North Brand Blvd., Glendale, California                       91203-1241
- -------------------------------------------                       ----------
 (Address of principal executive offices)                         (Zip Code)

Registrant's telephone number, including area code: (818) 244-8080.
                                                    --------------

Securities registered pursuant to Section 12(b) of the Act:

                                                                                              Name of each exchange
Title of each class                                                                            on which registered
- -------------------                                                                          -----------------------
10% Cumulative Preferred Stock, Series A,  $.01 par value                                    New York Stock Exchange
9.20% Cumulative Preferred Stock, Series B,  $.01 par value                                  New York Stock Exchange
Adjustable Rate Cumulative Preferred Stock, Series C, $.01 par value                         New York Stock Exchange
9.50% Cumulative Preferred Stock, Series D, $.01 par value                                   New York Stock Exchange
10% Cumulative Preferred Stock, Series E, $.01 par value                                     New York Stock Exchange
8.25% Convertible Preferred Stock,  $.01 par value                                           New York Stock Exchange
Common Stock, $.10 par value                                                                 New York Stock Exchange

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

                               [X] Yes      [ ] No
                                      ---          ----

Item 10. Directors and Executive Officers of the Company
         -----------------------------------------------

     Set forth below is information regarding the directors and executive officers of Storage Equities, Inc. (the "Company"):

     Name                                     Positions
     ----                                     ---------
B. Wayne Hughes                  Chairman of the Board and Chief Executive
                                 Officer

Harvey Lenkin                    President and Director

Ronald L. Havner, Jr.            Vice President and Chief Financial Officer

Obren B. Gerich                  Vice President

Hugh W. Horne                    Vice President

Robert J. Abernethy              Director

Dann V. Angeloff                 Director

William C. Baker                 Director

Uri P. Harkham                   Director

Berry Holmes                     Director

Michael M. Sachs                 Director

     B. Wayne Hughes, age 61, has been a director of the Company since its organization in 1980 and was President and Co-Chief Executive Officer from 1980 until November 1991 when he became Chairman of the Board and sole Chief Executive Officer. Mr. Hughes is a director of Public Storage Advisers, Inc. (the "Adviser"), the Company's investment adviser. He was Secretary of Public Storage, Inc. ("PSI"), a developer and operator of mini-warehouses, from its organization in 1972, and Vice President from 1974 until 1978, when he became President. Mr. Hughes became Chairman of the Board of PSI in 1989. He has been a director of Public Storage Management, Inc. ("PSMI"), the Company's mini-warehouse property operator, since July 1987. In 1989, he became Chairman of the Board and President of PSI Holdings, Inc. ("PSH"). Mr. Hughes has been President and a director of Storage Properties, Inc. ("SPI"), a real estate investment trust whose investment adviser is an affiliate of the Adviser, since 1989. Mr. Hughes has been Chairman of the Board and Chief Executive Officer since 1990 of Public Storage Properties VII, Inc., Public Storage Properties IX, Inc., Public Storage Properties X, Inc., Public Storage Properties XI, Inc., Public Storage Properties XII, Inc., Public Storage Properties XIV, Inc., Public Storage Properties XV, Inc., Public Storage Properties XVI, Inc., Public Storage Properties XVII, Inc., Public Storage Properties XVIII, Inc., Public Storage Properties XIX, Inc., Public Storage Properties XX, Inc., PS Business Parks, Inc., Partners Preferred Yield, Inc., Partners Preferred Yield II, Inc. and Partners Preferred Yield III, Inc. (collectively, the "Public Storage Properties REITs"), real estate investment trusts organized by affiliates of the Adviser. He has been active in the real estate investment field for 25 years.

     Harvey Lenkin, age 58, became President and a director of the Company in November 1991. Mr. Lenkin is President and a director of the Adviser. He has been President of the Public Storage Properties REITs since 1990. Mr. Lenkin has been a director of PSMI since November 1978. He was President of PSMI from January 1978 until September 1988, when he became Chairman of the Board of PSMI and is an officer of PSI with overall responsibility for investment banking and investor relations. In 1989, Mr. Lenkin became President and a director of SPI. Mr. Lenkin has been a director of Public Storage Commercial Properties Group, Inc. ("PSCP"), the Company's commercial property operator, since June 1987.

     Ronald L. Havner, Jr., age 37, a certified public accountant, became an officer of the Company in 1990 and Chief Financial Officer in November 1991. He has been an officer of PSI since 1986 and became Chief Financial Officer of PSI in October 1991. Mr. Havner became an officer of SPI in 1989 and became Chief Financial Officer of SPI in November 1991. In 1990, Mr. Havner became an officer of the Public Storage Properties REITs.

    Obren B. Gerich, age 56, a certified public accountant, has been a Vice President of the Company since 1980 and was Chief Financial Officer of the Company until November 1991. Mr. Gerich has been an officer of PSI since 1975 and a director of PSI since 1976. He has been an officer and a director of PSMI since 1978 and is currently Vice President and Secretary of PSMI. Mr. Gerich was Chief Financial Officer of PSI until October 1991 and of PSMI until May 1987. He has been Vice President, Secretary and a director of PSCP since June 1987. Mr. Gerich has been Vice President and Secretary of SPI since 1989 and was Chief Financial Officer of SPI from 1989 until November 1991. He has been Vice President, Secretary and Chief Financial Officer of the Public Storage Properties REITs since 1990. Mr. Gerich is a director of the Adviser.

      Hugh W. Horne, age 50, has been a Vice President of the Company since 1980 and was Secretary of the Company from 1980 until February 1992. He has been an officer of PSI and PSMI since 1973 and a director of PSI since 1977. Mr. Horne has been Vice President of PSCP since 1987. He is responsible for managing all aspects of property acquisition. Mr. Horne has been a Vice President of SPI since 1989 and a Vice President of the Public Storage Properties REITs since June 1993. Mr. Horne is the son-in-law of Mr. Volk, Chairman Emeritus of the Company.

      Robert J. Abernethy, age 55, Chairman of the Audit Committee, is President of American Standard Development Company and of Self-Storage Management Company, which develop and operate mini-warehouses. Mr. Abernethy has been a director of the Company since its organization. He is a member of the board of directors of Johns Hopkins University and of the Metropolitan Transportation Authority and a former member of the board of directors of the Metropolitan Water District of Southern California.

      Dann V. Angeloff, age 59, is president of The Angeloff Company, a corporate financial advisory firm. The Angeloff Company has rendered, and is expected to continue to render, financial advisory and securities brokerage services for PSI. Mr. Angeloff is the general partner of a limited partnership that owns a mini-warehouse developed by PSI and managed by PSMI. Mr. Angeloff has been a director of the Company since its organization. He is a director of Compensation Resource Group, Datametrics Corporation, Nicholas/Applegate Growth Equity Fund, Nicolas/Applegate Investment Trust, Royce Medical Company, Seda Specialty Packaging Corp. and SPI.

     William C. Baker, age 61, became a director of the Company in November 1991. He was a member of the Audit Committee from 1992 until December 1994. Since April 1993, Mr. Baker has been President of Red Robin International, Inc., an operator and franchisor of casual dining restaurants in the United States and Canada. From 1976 to 1988, he was a principal shareholder and Chairman and Chief Executive Officer of Del Taco, Inc., an operator and franchisor of fast food restaurants in California. Mr. Baker is a director of Bank of Newport, Unicare Financial Corp., Santa Anita Realty Enterprises, Inc, and Santa Anita Operating Company.

     Uri P. Harkham, age 46, became a director of the Company in March 1993. Mr. Harkham has been the President and Chief Executive Officer of the Jonathan Martin Fashion Group, which specializes in designing, manufacturing and marketing women's clothing, since its organization in 1976. Since 1978, Mr. Harkham has been the Chairman of the Board of Harkham Properties, a real estate firm specializing in buying and managing fashion warehouses in Los Angeles and Australia.

     Berry Holmes, age 64, a member of the Audit Committee, is a private investor. Mr. Holmes has been a director of the Company since its organization. He was president and a director of Financial Corporation of Santa Barbara and Santa Barbara Savings and Loan Association through 1983 and was a consultant with Santa Barbara Savings and Loan Association during 1984. Mr. Holmes is a director of SPI.

     Michael M. Sachs, age 53, has been President since June 1990 of Westrec Financial, Inc., a holding company formed to acquire, develop and manage, through a subsidiary, recreational properties. Mr. Sachs was vice president of the predecessor to Westrec Financial, Inc. for the prior two years. He has been a director of the Company since its organization. Mr. Sachs is President of a professional corporation that from 1982 to July 1985 was general counsel to PSI and its affiliates and that until June 1991 was of counsel to the law firm of Sachs & Phelps, then counsel to the Company, the Adviser and PSI. From 1985 until June 1990, he was the Executive Vice President, director and general counsel of PSI. Mr. Sachs was a Vice President and a director of PSMI from 1987 until June 1990. He was Executive Vice President, director and general counsel of PSH and Executive Vice President of SPI from 1989 until June 1990. Mr. Sachs is a director of MMI Medical, Inc. and SPI.

     Set forth below is information regarding Kenneth Q. Volk, Jr., Chairman Emeritus of the Company:

      Kenneth Q. Volk, Jr., age 76, was Chairman of the Board of the Company from 1980 until November 1991 when he became Chairman Emeritus. He has been engaged in land development and community planning for the past 36 years. From July 1968 to the present, Mr. Volk has been owner of Volk Developments, Inc. (developer of condominiums and planned communities). Mr. Volk served as President of PSI from 1972 until 1978 and Chairman of the Board of PSI from 1978 until 1989. He was an officer or director of PSMI and PSCP from their organization in 1973 and 1987, respectively, until 1989.

     Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors and executive officers, and persons who own more than 10% of any class of the Company's equity securities, to file with the Securities and Exchange Commission ("SEC") initial reports (on Form 3) of ownership of the Company's equity securities and to file subsequent reports (on Form 4 or Form 5) when there are changes in such ownership. The due dates of such reports are established by statute and the rules of the SEC. Based on a review of the reports submitted to the Company, the Company believes that with respect to the fiscal year ended December 31, 1994, (i) Uri P. Harkham, a director of the Company, filed one report on Form 4 which disclosed (in addition to a transaction that was timely reported) three transactions that were not timely reported and (ii) Hugh W. Horne, an executive officer of the Company, filed a report on Form 5 which disclosed (in addition to transactions that were timely reported) one transaction that was not timely reported.

Item 11. Executive Compensation.
         -----------------------

Compensation of Executive Officers
- ----------------------------------

     The Company does not pay cash compensation to its executive officers (other than the directors' fees and expenses paid to Harvey Lenkin--see "Compensation of Directors" below).

     The Company has an advisory contract with the Adviser pursuant to which the Company pays advisory fees and disposition fees to the Adviser. See "Advisory Contract" under "Compensation Committee Interlocks and Insider Participation -- Certain Relationships and Related Transactions" below. The Adviser is a wholly-owned subsidiary of PSI, and PSI is controlled by B. Wayne Hughes (see footnote
(4) to the tables under "Security Ownership of Management" under Item 12).

     The Company has management agreements with PSMI and PSCP, pursuant to which the Company pays fees to PSMI and PSCP. See "Management Agreement" under "Compensation Committee Interlocks and Insider Participation -- Certain Relationships and Related Transactions" below. PSMI and PSCP are subsidiaries of PSI, and PSI is controlled by B. Wayne Hughes (see footnote (4) to the tables under "Security Ownership of Management" under Item 12).

     B. Wayne Hughes, the Company's Chief Executive Officer, is not eligible to be granted options under the Company's 1990 Stock Option Plan or 1994 Stock Option Plan (see "Stock Option Plans" below).

Compensation of Directors
- -------------------------

     Each of the Company's directors, other than B. Wayne Hughes, receives director's fees of $19,000 per year plus $450 for each meeting attended. In addition, each of the members of the Audit Committee (other than the Chairman who receives $900 per meeting) receives $450 for each meeting of the Audit Committee attended (other than meetings of the Audit Committee relating solely to administration of the Company's 1990 Stock Option Plan or 1994 Stock Option
Plan). The policy of the Company is to reimburse directors for reasonable expenses. Directors who are not affiliates of the Adviser ("Outside Directors") also receive grants of options under the 1994 Stock Option Plan (and Harvey Lenkin is eligible to receive grants of options thereunder), as described below. During 1994, in connection with services as members of the special committee that considered the merger of the Company with Public Storage Properties VIII, Inc. (see "Certain Relationships and Related Transactions -- Mergers with Related Companies" below), Mr. Holmes (chairman), Mr. Baker and Mr. Harkham were paid $3,000, $1,500 and $1,500, respectively, and during 1995, in connection with services as members of the special committee that considered the merger of the Company with Public Storage Properties VI, Inc., Mr. Holmes (chairman), Mr. Baker and Mr. Harkham were paid $3,000, $1,500 and $1,500, respectively.

Stock Option Plans
- ------------------

     1990 STOCK OPTION PLAN. The Storage Equities, Inc. 1990 Stock Option Plan (the "1990 Plan") consists of two sub-plans: the Non-Director Stock Option Sub-Plan (the "Non-Director Sub-Plan") and the Outside Director Stock Option Sub-Plan (the "Outside Director Sub-Plan"). The Non-Director Sub-Plan provides for the grant of non-qualified stock options to purchase Common Stock of the Company to (i) employees of the Company (other than directors), and (ii) consultants and advisers to the Company (including the Adviser), managers of the Company's properties or affairs (including PSMI), persons or entities having a similar relationship to the Company, and employees of any of the foregoing ("Service Providers"). The Outside Director Sub-Plan provides for the grant of options to Outside Directors.

     The total number of shares of Common Stock that may be issued under the Non-Director Sub-Plan and the Outside Director Sub-Plan is an aggregate of 500,000 (subject to certain anti-dilution provisions). Of these shares, no more than 200,000 may be issued under the Outside Director Sub-Plan. Currently, no shares of Common Stock are available for additional grants under the 1990 Stock Option Plan. The exercise price for all options granted under the Non-Director Sub-Plan and the Outside Director Sub-Plan is equal to the market price of the underlying shares on the date of grant. Options granted under the Non-Director Sub-Plan and the Outside Director Sub-Plan vest on each of the first three anniversaries of the date of grant at the rate of one-third per year and expire generally upon the earlier of (i) the fifth anniversary of the date of vesting of such option, or (ii) the thirtieth day after the date of the optionee's Termination of Relationship (as defined in the Non-Director Sub-Plan and the Outside Director Sub-Plan) with the Company. The Non-Director Sub-Plan and the Outside Director Sub-Plan will expire in the year 2000.

      On May 12, 1994, options to purchase an aggregate of 90,000 shares of Common Stock under the Non-Director Sub-Plan were granted to a total of 11 persons (including options to purchase an aggregate of 27,000 shares of Common Stock granted to three executive officers of the Company) at an exercise price of $15 per share. During 1994, Outside Directors exercised options to purchase an aggregate of 18,333 shares of Common Stock at exercise prices ranging from $8 1/8 to $9 3/8 per share, and executive officers exercised options to purchase an aggregate of 49,333 shares of Common Stock at exercise prices ranging from $8 1/8 to $9 5/8 per share. As of December 31, 1994 there were outstanding options under the 1990 Plan to purchase an aggregate of 397,334 shares of Common Stock held by 26 persons, including (i) options to purchase an aggregate of 86,667 shares of Common Stock held by Outside Directors at exercise prices ranging from $8 1/8 to $11 1/2 per share and (ii) options to purchase an aggregate of 50,167 shares of Common Stock held by executive officers of the Company at exercise prices ranging from $8 1/8 to $15 per share. Such options expire between July 1996 and May 2002.

     1994 STOCK OPTION PLAN. Effective June 28, 1994, the Company's Board of Directors adopted the Storage Equities, Inc. 1994 Stock Option Plan (the "1994 Plan"), subject to the approval of the Company's shareholders, which was obtained at the 1994 annual meeting of shareholders on September 21, 1994. After the adjournment of the annual meeting, the Board of Directors adopted certain technical amendments to the 1994 Plan effective September 21, 1994. The 1994 Plan provides for the grant of incentive stock options, intended to qualify as such under Section 422 of the Internal Revenue Code of 1986, as amended, and non-qualified stock options which do not so qualify. The 1994 Plan provides for the grant of options to purchase Common Stock of the Company to (i) employees of the Company (other than B. Wayne Hughes) or of any subsidiary of the Company, (ii) Service Providers and (iii) Outside Directors.

      The total number of shares of Common Stock that may be issued under the 1994 Plan is an aggregate of 1,150,000 (subject to certain anti-dilution provisions). The exercise price for all options granted under the 1994 Plan is equal to the market price of the underlying shares on the date of grant. Options granted under the 1994 Plan vest on each of the first three anniversaries of the date of grant at the rate of one-third per year and expire generally upon the earlier of (i) the tenth anniversary of the date of grant of such option, or
(ii) the thirtieth day after the optionee's termination of employment or other relationship (as described in the 1994 Plan) with the Company. There is no specified termination date for the 1994 Plan, which may be terminated by the Board of Directors; however, no incentive stock options may be granted under the 1994 Plan after June 28, 2004.

     Formula Plan for Outside Directors: Under the 1994 Plan, each new Outside Director will, upon the date of his or her initial election to serve as an Outside Director, automatically be granted non-qualified options to purchase 15,000 shares of Common Stock. In addition, after each annual meeting of shareholders (which included the 1994 annual meeting), each Outside Director then duly elected and serving will be automatically granted, as of the date of such annual meeting, non-qualified options to purchase 2,500 shares of Common Stock, so long as such person has attended, in person or by telephone, at least 75% of the meetings held by the Board of Directors during the immediately preceding calendar year.

     On September 21, 1994, the date of the 1994 annual meeting of shareholders (after the adjournment of the annual meeting), non-qualified options to purchase an aggregate of 115,500 shares of Common Stock under the 1994 Plan were granted to a total of 29 persons at an exercise price of $14 7/8 per share, which included the following grants: (i) an option to purchase 2,500 shares of Common Stock granted to each Outside Director (Robert J. Abernethy, Dann V. Angeloff, William C. Baker, Uri P. Harkham, Berry Holmes and Michael M. Sachs), (ii) an option to purchase 15,000 shares of Common Stock granted to Harvey Lenkin, an executive officer and director of the Company and (iii) options to purchase an aggregate of 22,500 shares of Common Stock granted to three other executive officers of the Company. As of December 31, 1994, all of such options were outstanding and all such options expire in September 2004.

           COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     The Company does not have a compensation committee. The Company has a 1990 Stock Option Plan, consisting of the Non-Director Sub-Plan and the Outside Director Sub-Plan. Executive officers (other than directors) are eligible to receive options under the Non-Director Sub-Plan, which is administered by the Audit Committee. The members of the Audit Committee are Robert J. Abernethy and Berry Holmes (Wiliam C. Baker was a member of the Audit Committee until December
1994). The Outside Director Sub-Plan is administered separately by B. Wayne Hughes and Harvey Lenkin. The Company also has a 1994 Stock Option Plan, under which executive officers (other than B. Wayne Hughes) are eligible to receive options, and the 1994 Stock Option Plan is also administered by the Audit Committee.

     Messrs. Hughes and Lenkin, who are executive officers of the Company, are members of the Board of Directors. Mr. Hughes is a director and the Chief Executive Officer of the 16 Public Storage Properties REITs. Mr. Hughes also is the Chief Executive Officer and a director of SPI, of which Mr. Lenkin is the President and a director. Neither SPI nor any of the 16 Public Storage Properties REITs has a compensation committee.

Certain Relationships and Related Transactions
- ----------------------------------------------

     ADVISORY CONTRACT. The Adviser, pursuant to an advisory contract originally entered into in November 1980, as amended and restated effective September 30, 1991, and as further amended (the "Advisory Contract"), advises the Company with respect to investments and administers the day-to-day operations of the Company, subject to the supervision of the Board of Directors.

     Under the Advisory Contract, the Adviser is paid a monthly Advisory Fee based on the Company's Adjusted Income per Share. The Advisory Fee is (i) 12.75% of the Company's Adjusted Income per Share (as defined, and after a reduction for the Company's share of capital improvements) multiplied by the number of shares of Common Stock outstanding as of September 30, 1991 (14,989,454 shares) plus (ii) 6% of the Company's Adjusted Income per Share multiplied by the number of shares of Common Stock in excess of 14,989,454 shares of Common Stock plus
(iii) 6% of the dividends paid with respect to the Company's preferred stock. However, the Advisory Contract provides that the Adviser is not entitled to its Advisory Fee with respect to services rendered during any quarter in which full cumulative dividends payable on the 10% Cumulative Preferred Stock, Series A, the 9.20% Cumulative Preferred Stock, Series B, the Adjustable Rate Cumulative Preferred Stock, Series C, the 9.50% Cumulative Preferred Stock, Series D or the 10% Cumulative Preferred Stock, Series E have not been paid or declared and funds therefor set aside for payment. See "Proposed Restructure" below.

     In addition to the Advisory Fee, the Adviser is paid a Disposition Fee of 20% of the Total Realized Gain (generally the sum of the gains realized by the Company from the sale of assets (reduced by accumulated depreciation) less the sum of losses from the sale of assets). In general, the Disposition Fee will accrue in increments as the Company disposes of its properties, and the increment that accrues on each disposition will be 20% of the Realized Gain from the disposition. However, if the Company experiences Realized Losses, the Realized Losses will be offset against Realized Gains from later dispositions for purposes of computing the amount of the Disposition Fee that will accrue with respect to the subsequent dispositions.

     Payment of portions of the Disposition Fee accrued after September 30, 1991 is deferred until, and made at, such time as cumulative distributions from all sources with respect to the Initial Shares (Common Stock sold by the Company in its original public offering in November 1980) equal not less than (i) $30,000,000 plus (ii) a cumulative return of 6% per annum on Adjusted Shareholders' Equity (generally $30,000,000 reduced by distributions of sale or financing proceeds with respect to the Initial Shares) from November 1980.

     The foregoing is subject to further limitations that will be imposed on the payment of the Disposition Fee if and at such times as the Company has a Total Unrealized Loss (generally an aggregate potential loss with respect to unsold properties). In general, to prevent the Adviser from receiving payment of a Disposition Fee at a time when the Company's total property portfolio could only be sold at an overall loss, the amount otherwise payable to the Adviser at any such time shall be reduced by 20% of the Total Unrealized Loss.

     The Advisory Contract was approved by the directors who are not affiliated with the Adviser. The Advisory Contract may be terminated (i) at any time by either party upon 60 days' notice with or without cause, or (ii) by the Company upon written notice upon the occurrence of certain events. The Advisory Contract is subject to annual renewals with the approval of the Company's disinterested directors and, in certain circumstances, can be assigned by either the Company or the Adviser. Upon (i) termination of the Advisory Contract, other than under certain circumstances, or (ii) expiration of the Advisory Contract due to the Company's refusal to agree to an extension of the Advisory Contract on the same terms, the Adviser will be entitled to receive payments as follows: (a) an amount equal to the accrued and unpaid portion of the Disposition Fee, less 20% of any Total Unrealized Loss as of the date of termination; (b) an amount equal to 20% of the Total Unrealized Gain (generally an aggregate potential gain with respect to unsold properties) as of the date of termination, less 20% of previously incurred Total Realized Loss if not taken into account in computing previously earned Disposition Fee; and (c) an amount equal to 15% of Adjusted Income (generally the Company's cash flow before reduction of fees payable to the Adviser) from October 1, 1991 to the date of termination minus the Advisory Fee paid from October 1, 1991 to the date of termination.

     During 1994, approximately $4,983,000 was paid in compensation to the Adviser as Advisory Fees. In addition, at December 31, 1994, approximately $108,000 was due to the Adviser in accrued Disposition Fees.

     The Company is required to bear all the expenses of the Company's operations including the compensation of personnel employed by the Adviser and its affiliates (other than executives and their secretarial support personnel) involved in the business of the Company. Expenses may be incurred by the Adviser and be reimbursed by the Company.

     The Adviser is a wholly-owned subsidiary of PSI, and PSI is controlled by
B. Wayne Hughes (see footnote (4) to the tables under "Security Ownership of Management" under Item 12). Mr. Hughes is a director of the Adviser, Mr. Lenkin is President and a director of the Adviser, and certain of the other officers of the Company are also directors and officers of the Adviser.

     MANAGEMENT AGREEMENT. Public Storage Management, Inc., a California corporation ("PSMI"), and Public Storage Commercial Properties Group, Inc., a California corporation ("PSCP"), render property operation services for the Company pursuant to a management agreement (as amended, the "Management Agreement"). Under the Management Agreement, PSMI is paid a fee of 6% of the gross revenues of the mini-warehouse spaces operated and PSCP is paid a fee of 5% of the gross revenues of the non-mini-warehouse spaces operated. The Management Agreement was approved by the directors who are not affiliated with PSMI or PSCP. During 1994, the Company incurred fees of $8,355,000 for operation of properties which are owned by the Company or the PSP Partnerships (as defined below under "Agreements with Public Partnerships"), which are consolidated with the Company.

     For as long as the Management Agreement is in effect, PSMI has granted the Company a non-exclusive license to use two PSI service marks and related designs, including the "Public Storage" name, in conjunction with rental and operation of properties operated pursuant to the Management Agreement. Upon termination of the Management Agreement, the Company would no longer have the right to use the service marks and related designs except as noted below.

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

     PSMI and PSCP are subsidiaries of PSI, and PSI is controlled by B. Wayne Hughes (see footnote (4) to the tables under "Security Ownership of Management" under Item 12). Mr. Hughes is a director of PSMI, Mr. Lenkin is Chairman of the Board of PSMI and a director of PSCP, and certain of the other officers of the Company are also directors and officers of PSMI and PSCP.

     AGREEMENT ON INVESTMENT OPPORTUNITIES. At any time and from time to time the Company can invoke its rights under the Agreement on Investment Opportunities, which (when invoked) provides that PSI and its affiliates may not invest, or offer to others the opportunity to invest, in any existing mini-warehouse unless the opportunity has been presented to and rejected by the Company.

     AGREEMENTS WITH PUBLIC PARTNERSHIPS. Between 1982 and 1987, affiliates of the Adviser sponsored eight limited partnerships registered under the Securities Act of 1933 (the "PSP Partnerships") that raised an aggregate of approximately $454,791,000 for investment in existing properties. In connection with the PSP Partnerships, the Company entered into participation agreements with seven of the PSP Partnerships providing for joint investments in existing mini-warehouses and business parks. The participation agreements were approved by the disinterested directors.

     Pursuant to the participation agreements, the properties in which the Company invested with those PSP Partnerships were held in a number of separate general partnerships comprised of a PSP Partnership and the Company. For tax administrative efficiency the original general partnerships with the seven PSP Partnerships were consolidated into a single general partnership for each of the seven PSP Partnerships effective December 31, 1990. Although the PSP Partnership is the managing general partner of the respective general partnership, the Company, at any time after seven years from the date the property was acquired, may compel a sale of the property for cash at not less than the property's independently determined fair market value. In many instances, the Company paid all or part of its share of the purchase price for the property by issuing securities to the owner of the property. Where the Company invested securities instead of paying cash, the Company's right to receive distributions from cash flow and from sale or refinancing proceeds generally is subordinated to a prior return to the PSP Partnership.

     A substantial portion of the investments of the seven PSP Partnerships have been made with the participation of the Company. The Company and the seven PSP Partnerships jointly acquired 212 properties. Since 1987, the Company has not acquired any properties under the participation agreements.

     MERGERS WITH RELATED COMPANIES. In September 1994, Public Storage Properties VIII, Inc. ("Properties 8") merged with and into the Company, and the outstanding Properties 8 common stock (2,632,681 shares) was converted into an aggregate of (i) 2,593,914 shares of the Company's Common Stock and (ii) $17,341,000 in cash. Properties 8 was one of 18 finite-life REITs organized by PSI (which include the Public Storage Properties REITs, Properties 8 and Properties 6 referred to below) that was listed on the American Stock Exchange. Properties 8 owned 23 mini-warehouses. PSI and its affiliates had significant relationships with Properties 8, including ownership of approximately 28% of its common stock, and received approximately 1,065,000 shares of the Company's Common Stock in the merger. Prior to the merger, the Company had no ownership interest in Properties 8 or any of its properties. The merger was approved by the shareholders and the disinterested directors of the Company and Properties 8.

     On February 28, 1995, Public Storage Properties VI, Inc. ("Properties 6") merged with and into the Company, and the outstanding Properties 6 common stock (2,716,223 shares) was converted into an aggregate of (i) approximately 3,148,000 shares of the Company's Common Stock and (ii) $21,427,973 in cash. Properties 6 was one of 17 remaining finite-life REITs organized by PSI that was listed on the American Stock Exchange. Properties 6 owned 23 mini-warehouses. PSI and its affiliates had significant relationships with Properties 6, including ownership of approximately 28% of its common stock, and received approximately 1,293,000 shares of the Company's Common Stock in the merger. Prior to the merger, the Company had no ownership interest in Properties 6 or any of its properties. The merger was approved by the shareholders and the disinterested directors of the Company and Properties 6.

     On February 2, 1995, the Company and Public Storage Properties VII, Inc. ("Properties 7") agreed, subject to certain conditions, to merge. In the merger, Properties 7 would be merged with and into the Company, and each share of Properties 7's common stock would be converted, at the election of the shareholders of Properties 7, into either shares of the Company's Common Stock or, with respect to up to 20% of Properties 7's common stock, $18.95 in cash. This dollar amount has been based on Properties 7's net asset value (the appraised value of Properties 7's real estate assets as of December 31, 1994 and the estimated book value of Properties 7's other net assets as of May 31, 1995. The number of shares of the Company's Common Stock issued in the merger will be determined by dividing this same dollar amount by the average of the per share closing prices of the Company's Common Stock on the New York Stock Exchange ("NYSE") for a specified period prior to Properties 7's shareholders' meeting. In the event of the merger, pre-merger cash distributions would be made to shareholders of Properties 7 to cause Properties 7's net asset value as of the effective date of the merger to be substantially equivalent to its estimated net asset value as of May 31, 1995. The total consideration paid by the Company in the merger will be reduced on a pro rata basis by the amount of cash distributions by Properties 7 to its shareholders prior to completion of the merger that will be required in order to satisfy Properties 7's REIT distribution requirements. The merger was approved by the disinterested directors of the Company and Properties 7 and is conditioned on, among other requirements, approval by the shareholders of both the Company and Properties 7.

     Properties 7 is one of 16 remaining finite-life REITs organized by PSI that are listed on the American Stock Exchange. Properties 7 owns 34 mini-warehouses and four business parks. There are 3,806,491 shares of Properties 7 common stock. PSI and its affiliates have significant relationships with Properties 7, including ownership of approximately 28% of its common stock. The Company has no ownership interest in Properties 7 or any of its properties. PSI has informed the Company that PSI would expect to elect to receive the Company's Common Stock in the merger.

     PROPOSED RESTRUCTURE. The Company has formed a special committee of independent directors which, in March 1995, selected Robertson, Stephens & Company, L.P., as financial advisor. The special committee was formed to consider a transaction in which the Company would be combined with substantially all of the United States real estate operations of PSI, and the Company would become self-advised and self-managed. Although no terms have been established, it is expected that the Company would issue shares of its common stock in the transaction. There is no agreement between the Company and PSI and no assurance that an agreement can be reached or that a transaction can be completed. Any such transaction would be subject, among other things, to prior approval of the Company's common shareholders and a fairness opinion from Robertson, Stephens & Company, L.P.

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

     ACQUISITION OF PARTNERSHIP INTERESTS FROM PSI. In June and July 1994, the Company acquired, in cash tender offers, 35,106 limited partnership units ("Units"), at $281 per Unit, in PS Partners V, Ltd., a California Limited Partnership ("PSP5"), one of the PSP Partnerships. PSI owned 230 Units in PSP5 (which Units had been acquired by PSI for a cost of $243 per Unit) and tendered those Units to the Company.

     MORTGAGE LOANS RECEIVABLE FROM AFFILIATES. During 1994, the Company acquired an aggregate of $4,020,000 (face amount) of mortgage notes receivable for cash of $4,020,000 from unaffiliated financial institutions. The mortgage loans are secured by mini-warehouse facilities owned by the borrowers, which are private limited partnerships whose general partners are affiliates of the Adviser ("Affiliated Partnerships"). The transaction was approved by the Company's disinterested directors.

     PURCHASE OF PROPERTIES FROM AFFILIATES. During 1994, in addition to properties acquired in the Properties 8 merger and properties acquired from unaffiliated parties, the Company acquired an aggregate of 18 mini-warehouse facilities and one business park from Affiliated Partnerships for an aggregate acquisition cost of $57,489,841, consisting of $25,185,709 in cash, cancellation of mortgage notes totaling $24,440,830 and assumption of mortgage notes payable totaling $7,863,302. In connection with certain of these acquisitions, (i) affiliates of the Adviser received payments in respect of their limited partnership interests in the Affiliated Partnerships on the same terms as other limited partners or in respect of their general partner interest in accordance with the existing partnership agreement, (ii) certain advances from those affiliates to the Affiliated Partnerships were repaid or cancelled, (iii) certain of the Affiliated Partnerships' mortgage debt to PSI was paid off (and in the case of one of these acquisitions, the Company took one of the properties subject to an underlying note which was payable by PSI), and/or (iv) affiliates of the Adviser made certain voluntary cash contributions to the Affiliated Partnerships. In connection with the acquisition of three of these mini-warehouse facilities, an affiliate of the Adviser received an approximately 10% interest in the properties in respect of its interest in the Affiliated Partnership, and through February 1995, the properties were held by the Company and the affiliate of the Adviser as tenants-in-common, and the Company had a right of first refusal in connection with that affiliate's interest in the properties. The Company acquired the remaining approximately 10% interest in the properties in March 1995 for approximately $800,000 in cash. All of these transactions were approved by the disinterested directors of the Company and the purchase prices of properties acquired from affiliates of the Adviser were based on independent appraisals of the properties.

     During 1994, the Company or a subsidiary acquired an aggregate of three mini-warehouse facilities from unrelated third parties subject to participation interests owned by affiliates of the Adviser (in the case of one of the properties, the participation interest was cancelled prior to the acquisition, and the other two participation interests were acquired by the Company in 1995 as described below), for an aggregate cost of $7,839,151 in cash. The transactions were approved by the disinterested directors of the Company.

     In January 1995, the Company acquired by merger the capital stock of PSI Participation 1, Inc. ("PSP1 Inc."), a California corporation owned by PSI.
PSP1 Inc. owned participation interests of up to 25% in 12 mini-warehouse facilities (of which 10 facilities had been acquired by the Company from an unrelated third party in December 1993, subject to the respective participation interests). The price for the PSP1 Inc. capital stock was $7,239,700 in Common Stock (515,739 shares based on the average closing price of the Common Stock on the NYSE for a specified period prior to the acquisition). If by January 1996, the Company has not acquired one or both of the two remaining mini-warehouse properties not owned by the Company as of January 1995 (one of which was acquired in March 1995), during the period from January 1996 to January 1997 the Company will have the right (but not the obligation) to compel PSI to purchase the participation interest with respect to such mini-warehouse for cash at a price equal to the amount allocated to that participation interest in the transaction. The transaction was approved by the Company's disinterested directors and was subject to an independent review, and the issuance of the shares to PSI was approved by the Company's shareholders.

     In March 1995, the Company acquired by merger the capital stock of PSI Participation 3, Inc. ("PSP3 Inc."), a California corporation owned by PSI. PSP3 Inc. owned participation interests of up to 25% in three mini-warehouse facilities (which facilities had been acquired by the Company from an unrelated third party in December 1993, subject to these participation interests). The price for the PSP3 Inc. capital stock was 82,715 shares of Common Stock. The transaction was approved by the Company's disinterested directors and was subject to an independent review.

     In March 1995, the Company acquired by merger the capital stock of PSI Participation 5, Inc. ("PSP5 Inc."), a California corporation owned by PSI. PSP5 Inc. owned participation interests in two mini-warehouse facilities located in East Palo Alto, California and San Francisco, California (of which the San Francisco facility had been acquired by the Company from an unrelated third party in September 1994, subject to the respective participation interest, and the East Palo Alto facility continues to be owned by a third party, subject to the respective participation interest). The price for the PSP5 Inc. capital stock was 125,598 shares of Common Stock. The transaction was approved by the Company's disinterested directors and was subject to an independent review.

     In March 1995, the Company acquired by merger the capital stock of PSI/PSP6, Inc. ("PSP6 Inc."), a California corporation owned by PSI. PSP6, Inc. owned participation interests of up to 25% in two mini-warehouse facilities (which facilities had been acquired by the Company or a subsidiary in November 1993 and February 1994, respectively, subject to the respective participation interests). The price for the PSP6 Inc. capital stock was 75,536 shares of Common Stock. The transaction was approved by the Company's disinterested directors and was subject to an independent review.

     In March 1995, the Company acquired a mini-warehouse facility from an Affiliated Partnership for an aggregate cost of $3,035,000, consisting of approximately $747,000 in cash and cancellation of a mortgage note receivable of approximately $2,288,000. The transaction was approved by the Company's disinterested directors and the purchase price was based on an independent appraisal of the property.

     The Company's disinterested directors have approved, subject to certain conditions, the acquisition of three mini-warehouse facilities from an Affiliated Partnership for an aggregate purchase price of $9,400,000, consisting of approximately $3,019,000 in cash and cancellation of mortgage notes receivable of approximately $6,381,000. In connection with the transaction, the Company extended the term of the mortgage notes receivable and affiliates of the Adviser will receive payments in respect of their limited partnership interests in the Affiliated Partnership on the same terms as other limited partners.

      PURCHASE OF COMMON STOCK BY OFFICERS AND DIRECTORS PURSUANT TO SHELF REGISTRATION STATEMENT. The Company's directors have authorized the Company to offer and sell shares of Common Stock (collectively, the "Director and Officer Shares") pursuant to the prospectus included in the Company's shelf registration statement on the following terms: (i) the Director and Officer Shares may be offered and sold to any one or more of the following persons or entities: (a) any director or officer of the Company (or any corporation or other entity controlled by such director or officer), (b) the Adviser or any director or executive officer thereof, (c) PSMI or any director or executive officer thereof, (d) PSCP or any director or executive officer thereof, (e) PSI or any director or executive officer thereof and (f) the Public Storage Profit Sharing Plan and Trust; (ii) the number of Director and Officer Shares that may be offered and sold to any one person (or entity) is up to 1% of the Company's outstanding shares of Common Stock in a single transaction; and (iii) the purchase price per share is payable in cash and is equal to the average closing price of the Common Stock on the NYSE for a specified period prior to the closing of the sale of the shares. The following persons have purchased shares of Common Stock in 1994 and 1995 on the terms described above: (i) in March 1994, Robert J. Abernethy, a director of the Company, purchased 12,925 shares for an aggregate price of approximately $200,014, (ii) in March 1994, Harkham Industries, Inc., a corporation wholly-owned by Uri P. Harkham, a director of the Company, purchased 32,311 shares for an aggregate price of approximately $500,013, (iii) in March 1994, B. Wayne Hughes, Jr., an officer of the Company, purchased 64,621 shares for an aggregate price of approximately $1,000,010, and
(iv) in March 1995, Robert J. Abernethy purchased 40,000 shares for an aggregate price of $582,000.

Item 12. Security Ownership of Certain Beneficial Owners and Management
         --------------------------------------------------------------
Security Ownership of Certain Beneficial Owners
- -----------------------------------------------

     The following table sets forth information as of the dates indicated with respect to persons known to the Company to be the beneficial owners of more than 5% of the outstanding shares of the Company's Common Stock:

                                                Shares of Common Stock
                                                  Beneficially Owned
                                                -----------------------
                                                   Number
     Name and Address                            of Shares     Percent
     ----------------                           ------------  ---------
Public Storage Partners, Ltd.,                    7,603,394      23.2%
a California limited partnership,
Public Storage Partners II, Ltd.,
a California limited partnership,
Public Storage Properties, Ltd., a California
limited partnership,
Public Storage Properties IV, Ltd., a
California limited partnership,
Public Storage Properties V, Ltd., a
California limited partnership,
PSMI, PSI, B. Wayne Hughes,
B. Wayne Hughes, Jr., Parker Hughes
Trust No. 2, Tamara L. Hughes
600 North Brand Boulevard,
Suite 300, Glendale,
California 91203-1241
PS Insurance Company, Ltd., a
Bermuda corporation ("PSIC")
41 Cedar Avenue
Hamilton, Bermuda (1)

FMR Corp.                                         2,423,500       7.4%
82 Devonshire Street
Boston, Massachusetts 02109 (2)

- ----------
(1) This information is as of March 31, 1995 and is based on a joint Schedule 13D, amended as of February 28, 1995, and subsequent reports on Form 4 filed by the reporting persons listed above (the "Reporting Persons"). The number of shares of Common Stock owned by the Reporting Persons at March 31, 1995 includes 6,522 shares which can be acquired upon conversion of 3,875 shares of 8.25% Convertible Preferred Stock which are beneficially owned by the Reporting Persons. PSI is the general partner of Public Storage Partners, Ltd. and Public Storage Partners II, Ltd., PSI and B. Wayne Hughes are the general partners of Public Storage Properties, Ltd., Public Storage Properties IV, Ltd. and Public Storage Properties V, Ltd., and PSI is the sole shareholder of PSIC and PSMI. PSH is the sole shareholder of PSI. The stock of PSH is owned 49% by B. Wayne Hughes, as trustee of the B.W. Hughes Living Trust, 37% by Tamara L. Hughes, an adult daughter of B. Wayne
    Hughes, and 14% by Kenneth Q. Volk, Jr., as co-trustee with his wife, of the
    K. & B. Volk Living Trust (the "Volk Trust"). The Volk Trust has granted to Tamara L. Hughes an irrevocable proxy to vote the Volk Trust's shares in PSH and Tamara L. Hughes has an option (exercisable under certain circumstances) to acquire the Volk Trust's interest in PSH. Pursuant to a resolution of the Board of Directors of PSH, B. Wayne Hughes, the President, Chief Executive Officer and a director of PSH, has the sole right to vote and dispose of the shares of the Company held by PSH directly or indirectly through its wholly-owned subsidiaries. B. Wayne Hughes, Jr. is an adult son of B. Wayne Hughes. Tamara L. Hughes is the trustee of Parker Hughes Trust No. 2, an irrevocable trust for the benefit of a minor son of B. Wayne Hughes. Each of the Reporting Persons disclaims the existence of a group within the meaning of
    Section 13(d)(3) of the Securities Exchange Act of 1934. B. Wayne Hughes disclaims beneficial ownership of the shares owned by B. Wayne Hughes, Jr., Parker Hughes Trust No. 2 and Tamara L. Hughes (an aggregate of 924,357 shares or approximately 2.8% as of March 31, 1995). Each of the other Reporting Persons disclaims beneficial ownership of the shares owned by any other Reporting Person.

(2) This information is as of December 31, 1994 and is based on a Schedule 13G (Amendment No. 1) filed by FMR Corp. (except that the percent shown in the table is based on the outstanding shares of Common Stock at March 31, 1995). As of December 31, 1994, FMR Corp. beneficially owned 2,423,500 shares of Common Stock. This number includes 2,423,500 shares beneficially owned by Fidelity Management & Research Company, as a result of its serving as investment adviser to various investment companies registered under Section 8 of the Investment Company Act of 1940 and serves as investment adviser to certain other funds which are generally offered to limited groups of investors. FMR Corp. does not have sole voting power with respect to any shares and has sole dispositive power with respect to 2,423,500 shares.

Security Ownership of Management
- --------------------------------

     The following tables set forth information as of March 31, 1995 concerning the security ownership of each director of the Company (including B. Wayne Hughes, the chief executive officer) and of all directors and executive officers of the Company as a group:

                                 Shares of Common Stock:
                                 Beneficially Owned(1)
                                 Shares Subject to Options(2)         Shares of 8.25% Convertible   Shares of 10% Cumulative
                                 Shares Issuable Upon Conversion      Preferred Stock,              Preferred Stock,
                                 of Convertible Preferred Stock(3)    Beneficially Owned(1)         Series A Beneficially Owned(1)
                                 ----------------------------------   ---------------------------   -------------------------------
                                 Number                               Number                        Number
                                 of Shares                 Percent    of Shares           Percent   of Shares               Percent
                                 ----------------------------------   ---------------------------   -------------------------------
B. Wayne Hughes                   6,679,037 (1)(4)          20.3%       --                 --          --                    --

Harvey Lenkin                       582,290 (1)(5)           1.8%      2,400 (1)(13)        0.1%       --                    --
                                      4,040 (3)              (12)
                                  ---------                 ----
                                    586,330                  1.8%

Robert J. Abernethy                  65,591 (1)              0.2%       --                 --          --                    --
                                     18,333 (2)              (12)
                                  ---------                 ----
                                     83,924                  0.3%

Dann V. Angeloff                     77,333 (1)(6)           0.2%       --                 --          --                    --

William C. Baker                     10,000 (1)              (12)       --                 --          --                    --
                                     18,333 (2)              (12)
                                  ---------                 ----
                                     28,333                  (12)

Uri P. Harkham                      474,746 (1)(7)           1.4%       --                 --          --                    --
                                     10,000 (2)              (12)
                                  ---------                 ----
                                    484,746                  1.5%

Berry Holmes                            100 (1)(8)           (12)       --                 --          --                    --
                                     18,333 (2)              (12)
                                  ---------                 ----
                                     18,433                  (12)

Michael M. Sachs                     39,838 (1)(9)           0.1%       --                 --          1,000(1)(14)          (12)

All Directors and Executive       8,265,428 (1)(4)(5)(6)(7) 25.2%      39,250(1)(10)(11)   1.7%       12,460(1)(10)(11)      0.7%
  Officers as a Group                       (8)(9)(10)(11)                                                  (14)
  (12 persons)(10)                  102,164 (2)              0.3%
                                     66,075 (3)              0.2%
                                  ---------                 ----
                                  8,433,667                 25.6%


                             Shares of 9.20% Cumulative          Shares of Adjustable Rate          Shares of 10% Cumulative
                              Preferred Stock,                    Cumulative Preferred Stock,        Preferred Stock,
                              Series B Beneficially Owned(1)      Series C Beneficially Owned(1)     Series E Beneficially Owned(1)
                             -------------------------------     -------------------------------    -------------------------------
                             Number                              Number                             Number
                             of Shares             Percent       of Shares             Percent      of Shares              Percent
                             -------------------------------     -------------------------------    -------------------------------
B. Wayne Hughes                  --                   --             --                   --            --                    --

Harvey Lenkin                    --                   --         40,000(1)(15)            3.3%          --                    --

Robert J. Abernethy              --                   --             --                   --            --                    --

Dann V. Angeloff                 --                   --             --                   --            --                    --

William C. Baker                 --                   --             --                   --            --                    --

Uri P. Harkham                   --                   --             --                   --            --                    --

Berry Holmes                     --                   --             --                   --            --                    --

Michael M. Sachs                 --                   --             --                   --         1,000(1)(14)            (12)

All Directors and Executive  16,240(1)(10)(11)        0.7%       40,000(1)(15)            3.3%       1,000(1)(14)            (12)
 Officers as a Group
 (12 persons)(10)

- --------------------

(1) Shares of Common Stock or 8.25% Convertible Preferred Stock or 10% Cumulative Preferred Stock, Series A or 9.20% Cumulative Preferred Stock, Series B or Adjustable Rate Cumulative Preferred Stock, Series C or 10% Cumulative Preferred Stock, Series E, as applicable, beneficially owned as of March 31, 1995. Except as otherwise indicated and subject to applicable community property and similar statutes, the persons listed as beneficial owners of the shares have sole voting and investment power with respect to such shares.

(2) Represents vested portion, as of March 31, 1995, and portion of which will be vested within 60 days of March 31, 1995, of shares of Common Stock subject to options granted to the named individuals or the group pursuant to the Company's 1990 Stock Option Plan.


(3) Represents shares of Common Stock which can be acquired upon conversion of the shares of 8.25% Convertible Preferred Stock which are beneficially owned as of March 31, 1995 by the named individuals or the group.

(4) Includes 1,298,876 shares held of record by the B.W. Hughes Living Trust as to which Mr. Hughes has voting and investment power, 1,341 and 1,336 shares, respectively, held by custodians of IRAs for Mr. Hughes and Mrs. Kathleen Hughes as to which each has investment power, 4,826 shares held by Mrs. Hughes as to which she has investment power and 29,469 shares held by Mrs. Hughes as custodian FBO Parker Hughes Trust dtd 3/7/91. Also includes (i) 3,797,836 shares held of record by PSI, (ii) 512,639 shares held of record by PSMI, (iii) 250,000 shares held of record by PSIC, (iv) 45,000 shares held of record by Public Storage Partners, Ltd., (v) 5,000 shares held of record by Public Storage Partners II, Ltd., (vi) 39,911 shares held of record by Public Storage Properties, Ltd., (vii) 274,675 shares held of record by Public Storage Properties IV, Ltd. and (viii) 418,128 shares held of record by Public Storage Properties V, Ltd. PSI is the general partner of Public Storage Partners, Ltd. and Public Storage Partners II, Ltd., PSI and
    B. Wayne Hughes are the general partners of Public Storage Properties, Ltd., Public Storage Properties IV, Ltd. and Public Storage Properties V, Ltd., and PSI is the sole shareholder of PSIC and PSMI. PSH is the sole shareholder of PSI. The stock of PSH is owned 49% by B. Wayne Hughes, as trustee of the B.W. Hughes Living Trust, 37% by Tamara L. Hughes, an adult daughter of B. Wayne Hughes, and 14% by Kenneth Q. Volk, Jr., as co-trustee with his wife, of the Volk Trust. The Volk Trust has granted to Tamara L. Hughes an irrevocable proxy to vote the Volk Trust's shares in PSH and Tamara L. Hughes has an option (exercisable under certain circumstances) to acquire the Volk Trust's interest in PSH. Pursuant to a resolution of the Board of Directors of PSH, B. Wayne Hughes, the President, Chief Executive Officer and a director of PSH, has the sole right to vote and dispose of the shares of the Company held by PSH directly or indirectly through its wholly-owned subsidiaries.

(5) Includes 1,000 and 700 shares, respectively, held by custodians of IRAs for Mr. Lenkin and Mrs. Lenkin as to which each has investment power and 500 shares held by Mrs. Lenkin as custodian for a son. Also includes 540,000 shares held of record by the Public Storage, Inc. Profit Sharing Plan and Trust (the "PSI Plan") as to which Mr. Lenkin, as a member of the PSI Plan's Advisory Committee, shares the power to direct voting and disposition and as to which Mr. Lenkin expressly disclaims beneficial ownership.

(6) Includes 5,000 shares held by a custodian of an IRA for Mr. Angeloff, 2,000 shares held by Mr. Angeloff as trustee of Angeloff Children's Trust and 68,333 shares held by Mr. Angeloff as trustee of Angeloff Family Trust.

(7) Includes 76,400 shares held by Mr. Harkham as trustee of Jonathan Martin Profit Sharing Plan, 371,179 shares held by Harkham Industries, Inc. (dba Jonathan Martin, Inc.), a corporation wholly owned by Mr. Harkham, 5,300 shares held by Mr. Harkham as trustee of Uri Harkham Trust, 13,172 shares held by Jonathan Martin, Inc. Employee Profit Sharing Plan, 650 and 320 shares, respectively, held by custodians of IRAs for Mr. Harkham and Mrs. Harkham as to which each has investment power, and 1,525, 1,600, 1,500, 1,600 and 1,500 shares, respectively, held by Mr. Harkham as custodian for five of his children.

(8) Shares held of record by Mr. and Mrs. Holmes, who share voting and investment power.

(9) Includes 9,300 shares held of record by Michael M. Sachs Professional Corporation Defined Benefit Pension Trust and 8,768 shares held of record by Michael M. Sachs Self-Employed Retirement Trust as to which Mr. Sachs has voting and investment power. Also includes 890 shares held by Mrs. Sachs and 2,000 shares held by a custodian for an IRA for Mrs. Sachs as to which Mrs. Sachs has investment power.

(10) Includes Kenneth Q. Volk, Jr., Chairman Emeritus of the Company.

(11) Includes shares held of record or beneficially by members of the immediate family of executive officers of the Company and shares held by custodians of IRAs for the benefit of executive officers of the Company.

(12) Less than 0.1%.

(13) Includes 100 shares held by Mrs. Lenkin and 300 shares held by Mrs. Lenkin as custodian for a son.

(14) Shares held of record by Michael M. Sachs Professional Corporation Defined Benefit Pension Trust as to which Mr. Sachs has voting and investment power.

(15) Shares held of record by the PSI Plan as to which Mr. Lenkin, as a member of the PSI Plan's Advisory Committee, shares the power to direct voting and disposition and as to which Mr. Lenkin expressly disclaims beneficial ownership.

     As of March 31, 1995, the directors and executive officers of the Company did not own any shares of the Company's 9.50% Cumulative Preferred Stock, Series D.

Item 13. Certain Relationships and Related Transactions
         ----------------------------------------------

     See "Compensation Committee Interlocks and Insider Participation -- Certain Relationships and Related Transactions" under Item 11.

                                   SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       STORAGE EQUITIES, INC.
                                            (Registrant)


Dated: April 4, 1995                   By: /s/ OBREN B. GERICH
                                           ---------------------------
                                           Name: Obren B. Gerich
                                           Title: Vice President