Form 10-K/A
period 1994-12-31
STORAGE EQUITIES INC
filed 1995-04-21
CIK 318380

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                  FORM 10-K/A

                                AMENDMENT NO. 2

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

  The number of shares outstanding of the registrant's classes of common stock as of February 28, 1995:

Common Stock, $.10 Par Value - 32,499,461 shares
- ------------------------------------------------



                      DOCUMENTS INCORPORATED BY REFERENCE

    Registrant's Form 10-K/A Amendment No. 1 dated April 4, 1995 (filed April 5,
1995) is incorporated by reference into Part III.

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

         The following table sets forth further information concerning the PSP Partnerships as of December 31, 1994 and for the year then ended:

                                    Number of    Total Purchase       Mortgage
                                    Property         Price of     Debt Outstanding
         Partnership               Interests       Properties        At 12/31/94
- ------------------------------   ------------   ---------------   ----------------
     PS Partners, Ltd.                  28       $ 55,038,000         $        -
     PS Partners II, Ltd.               35         75,430,000          2,326,000
     PS Partners III, Ltd.              42         78,190,000                  -
     PS Partners IV, Ltd.               36         83,467,000                  -
     PS Partners V, Ltd.                35         92,780,000          2,976,000
     PS Partners VI, Ltd.               34         79,484,000                  -
     PS Partners VII, Ltd.              23         62,743,000                  -
     PS Partners VIII, Ltd.              6         20,775,000                  -
                                       ---       ------------         ----------
                                       239       $547,907,000         $5,302,000
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

         At December 31, 1994 the Company had mortgage notes receivable totaling $23,062,000 (net of related discounts of $945,000) secured by 12 mini-warehouse facilities. The stated interest rates on the mortgage notes range from 7.50% to 11.97% and because the Company acquired many of the notes at discounts from the then outstanding balances, the effective interest rates range from 9.25% to 14.74%. As of December 31, 1994, each mortgage note receivable was current with respect to the payment of interest and principal.

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

         During 1994, the Company paid property management fees of $7,690,000 and $665,000 to PSMI and PSCP, respectively. See Note 9 to the Company's consolidated financial statements for additional information with respect to the payment of compensation to PSMI and PSCP under the Management Agreement.

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
                                                                    ========     ========         ========    ========     ========

- -----------------------------------------------------------------------------------------------------------------------------------
PER COMMON SHARE:
- -----------------
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

         From January 1, 1992 through December 31, 1994, the Company acquired a total of 122 mini-warehouse facilities, 23 of which were acquired pursuant to a merger transaction on September 30, 1994. During 1994 and 1993 these newly acquired mini-warehouses contributed approximately $17,466,000 and $3,984,000 of property net operating income, respectively ($22,490,000 and $5,504,000 of property net operating income prior to the reduction of depreciation, respectively).

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

         The real estate facilities which were acquired during 1993 and 1992 contributed approximately $3,984,000 and $361,000 of property net operating income in 1993 and 1992, respectively ($5,504,000 and $542,000 of property net operating income prior to the reduction for depreciation expense in 1993 and 1992, respectively).

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

- -----------
   (1) Weighted average occupancy and realized rent per foot are not presented for all facilities because such information would not be comparative and does not differ materially from the "Same Store" information.
   (2) Realized rent per foot represents the actual revenue earned per occupied square foot. Management believes this is a more relevant measure than the posted rental rates, since posted rates can be discounted through the use of promotions.
   (3) Gross Profit Margin is computed by dividing NOI (rental income less cost of operations and depreciation) by gross revenues.
   (4) Decrease in Gross Profit Margin and pre-depreciation operating margin, in 1993, is principally due to the reductions in property operations at the Culver City and Lakewood facilities as discussed above.
   (5) Pre-depreciation operation margin is computed by dividing NOI prior to the reduction of depreciation expense by gross revenues.

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

             Net cash provided by operations (as determined in accordance with generally accepted accounting principles) reflects the cash generated from the Company's business before distributions to various equity holders, including the preferred shareholders, capital expenditures or mandatory principal payments on debt. Net cash provided by operations has increased over the past three years from $44,025,000 in 1992 to $79,180,000 in 1994.


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

ITEM 9.  DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
         ----------------------------------------------------
         Not applicable.

                                    PART III
                                    --------

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
         --------------------------------------------------

         Incorporated by reference herein is the information set forth under this item in the Company's Form 10-K/A Amendment No. 1 dated April 4, 1995 (filed April 5, 1995).

ITEM 11. EXECUTIVE COMPENSATION
         ----------------------

         Incorporated by reference herein is the information set forth under this item in the Company's Form 10-K/A Amendment No. 1 dated April 4, 1995 (filed April 5, 1995).


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
         --------------------------------------------------------------

         Incorporated by reference herein is the information set forth under this item in the Company's Form 10-K/A Amendment No. 1 dated April 4, 1995 (filed April 5, 1995).


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
         ----------------------------------------------

         Incorporated by reference herein is the information set forth under this item in the Company's Form 10-K/A Amendment No. 1 dated April 4, 1995 (filed April 5, 1995).

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

                                        STORAGE EQUITIES, INC.


Date: April 21,  1995                 By:   /s/ Ronald L. Havner, Jr.
      ------------------------              ----------------------------------

                                            Ronald L. Havner, Jr.,
                                            Vice President and
                                            Chief Financial Officer

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

L I A B I L I T I E S   A N D   E Q U I T Y
- --------------------------------------------

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

    Depreciation
    ------------

         Depreciation is computed using the straight-line method over the estimated useful lives of the buildings and improvements, which is generally between 5 and 25 years. Leasing commissions relating to the business park operations are expensed as incurred. The portfolio of real estate facilities is carried at the lower of cost or net realizable value.

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

                            STORAGE EQUITIES, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              DECEMBER 31, 1994

10. Shareholders' equity
    --------------------

    Preferred Stock
    --------------------

             At December 31, 1994, the Company had five series of Preferred Stock outstanding:


                                          Shares Outstanding       Liquidation Preference
                    Dividend            ----------------------   ---------------------------
Series                Rate                 1994        1993          1994           1993
- ------             ---------            ----------   ---------   ------------   ------------
A                    10.00%              1,825,000   1,825,000   $ 45,625,000   $ 45,625,000
B                     9.20%              2,386,000   2,300,000     59,650,000     57,500,000
C                   Variable             1,200,000           -     30,000,000              -
D                     9.50%              1,200,000           -     30,000,000              -
Convertible           8.25%              2,300,000   2,300,000     57,500,000     57,500,000
                                         ---------   ---------   ------------   ------------
                                         8,911,000   6,425,000   $222,775,000   $160,625,000
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
                     ===========   ===========  ===========   ===========

                            STORAGE EQUITIES, INC.
                          SCHEDULE III - REAL ESTATE
                         AND ACCUMULATED DEPRECIATION

                                                                                INITIAL COST
                                                                         --------------------------        COSTS
  DATE                                                                                 BUILDINGS &       SUBSEQUENT
ACQUIRED              DESCRIPTION                        ENCUMBRANCES      LAND        IMPROVEMENTS    TO ACQUISITION
- --------              -----------                        ------------    ---------     ------------    --------------
Mini-warehouses
1/1/81      NEWPORT NEWS / JEFFERSON AVENUE I             $1,107,000      $108,000      $1,071,000         $288,000
1/1/81      VIRGINIA BEACH / DIAMOND SPRINGS               1,209,000       186,000       1,094,000          293,000
8/1/81      SAN JOSE / SNELL                                       -       312,000       1,815,000          137,000
10/1/81     TAMPA / LAZY LANE                                      -       282,000       1,899,000          393,000
11/1/81     HAYWARD / WHIPPLE                                      -       463,000       1,970,000          182,000
6/1/82      SAN JOSE / TULLY I                             1,554,000       645,000       1,579,000          309,000
6/1/82      SAN CARLOS / STORAGE                           1,897,000       780,000       1,387,000          291,000
6/1/82      MOUNTAIN VIEW                                  2,674,000     1,179,000       1,182,000          337,000
6/1/82      CUPERTINO / STORAGE                            2,097,000       572,000       1,270,000          267,000
10/1/82     SORRENTO VALLEY                                1,930,000     1,002,000       1,343,000           96,000
10/1/82     NORTHWOOD                                      2,909,000     1,034,000       1,522,000           79,000
3/1/85      HOUSTON / WESTHEIMER                             929,000       850,000       1,179,000          581,000
3/3/86      TAMPA / 56TH                                     819,000       450,000       1,360,000          243,000
12/31/86    MONROVIA / MYRTLE AVENUE                       2,167,000     1,149,000       2,446,000           97,000
12/31/86    CHATSWORTH / TOPANGA                           1,429,000     1,447,000       1,243,000          127,000
12/31/86    HOUSTON / LARKWOOD                               487,000       246,000         602,000          235,000
12/31/86    NORTHRIDGE                                     3,251,000     3,624,000       1,922,000          210,000
12/31/86    SANTA CLARA / DUANE                            1,343,000     1,950,000       1,004,000          215,000
12/31/86    OYSTER POINT                                           -     1,569,000       1,490,000          176,000
12/31/86    WALNUT A                                               -       767,000         613,000           99,000
6/7/88      MESQUITE / SORRENTO DRIVE                              -       928,000       1,011,000          541,000
3/1/92      DALLAS / WALNUT ST.                                    -       537,000       1,008,000          104,000
5/1/92      CAMP CREEK                                             -       576,000       1,075,000           36,000
8/1/92      TAMPA/N.DALE MABRY                                     -       809,000       1,537,000           35,000
9/1/92      ORLANDO/W. COLONIAL                                    -       368,000         713,000           27,000
9/1/92      JACKSONVILLE/ARLINGTON                                 -       554,000       1,065,000           33,000
10/1/92     STOCKTON/MARINERS                                      -       380,000         730,000           17,000
1/1/92      COSTA MESA II                                          -       533,000         980,000          519,000
11/18/92    VIRGINIA BEACH/GENERAL BOOTH BLVD                      -       599,000       1,119,000           46,000
1/1/93      REDWOOD CITY/STORAGE                                   -       907,000       1,684,000           75,000
1/1/93      CITY OF INDUSTRY                               2,350,000     1,611,000       2,991,000          142,000
1/1/93      SAN JOSE/FELIPE II                                     -     1,124,000       2,088,000           89,000
1/1/93      BALDWIN PARK/GARVEY AVE                                -       840,000       1,561,000           20,000
3/19/93     WESTMINISTER / W. 80TH                                 -       840,000       1,586,000           24,000
5/13/93     AUSTIN /N. LAMAR                                       -       919,000       1,695,000           53,000
7/16/93     AUSTIN / SO. CONGRESS AVE                              -       777,000       1,445,000           38,000
6/10/93     CITRUS HEIGHTS / SYLVAN ROAD                           -       438,000         822,000           66,000

                                                      ADJUSTMENTS
                                                     RESULTING FROM                GROSS CARRYING AMOUNT
                                                    THE ACQUISITION                 AT DECEMBER 31, 1994
  DATE                                                     OF             ---------------------------------------  ACCUMULATED
ACQUIRED              DESCRIPTION                   MINORITY INTEREST        LAND       BUILDINGS       TOTAL      DEPRECIATION
- --------              -----------                   -----------------     -----------  -----------   -----------   ------------
Mini-warehouses
1/1/81      NEWPORT NEWS / JEFFERSON AVENUE I      $                -       $108,000    $1,359,000   $1,467,000       $763,000
1/1/81      VIRGINIA BEACH / DIAMOND SPRINGS                        -        186,000     1,387,000    1,573,000        770,000
8/1/81      SAN JOSE / SNELL                                        -        312,000     1,952,000    2,264,000      1,038,000
10/1/81     TAMPA / LAZY LANE                                       -        282,000     2,292,000    2,574,000      1,201,000
11/1/81     HAYWARD / WHIPPLE                                       -        463,000     2,152,000    2,615,000      1,131,000
6/1/82      SAN JOSE / TULLY I                                      -        645,000     1,888,000    2,533,000        944,000
6/1/82      SAN CARLOS / STORAGE                                    -        780,000     1,678,000    2,458,000        847,000
6/1/82      MOUNTAIN VIEW                                           -      1,179,000     1,519,000    2,698,000        802,000
6/1/82      CUPERTINO / STORAGE                                     -        572,000     1,537,000    2,109,000        767,000
10/1/82     SORRENTO VALLEY                                         -      1,002,000     1,439,000    2,441,000        705,000
10/1/82     NORTHWOOD                                               -      1,034,000     1,601,000    2,635,000        794,000
3/1/85      HOUSTON / WESTHEIMER                                    -        850,000     1,760,000    2,610,000        658,000
3/3/86      TAMPA / 56TH                                            -        450,000     1,603,000    2,053,000        571,000
12/31/86    MONROVIA / MYRTLE AVENUE                                -      1,149,000     2,543,000    3,692,000        822,000
12/31/86    CHATSWORTH / TOPANGA                                    -      1,447,000     1,370,000    2,817,000        479,000
12/31/86    HOUSTON / LARKWOOD                                      -        246,000       837,000    1,083,000        257,000
12/31/86    NORTHRIDGE                                              -      3,624,000     2,132,000    5,756,000        655,000
12/31/86    SANTA CLARA / DUANE                                     -      1,950,000     1,219,000    3,169,000        468,000
12/31/86    OYSTER POINT                                            -      1,569,000     1,666,000    3,235,000        550,000
12/31/86    WALNUT A                                                -        767,000       712,000    1,479,000        243,000
6/7/88      MESQUITE / SORRENTO DRIVE                               -        928,000     1,552,000    2,480,000        560,000
3/1/92      DALLAS / WALNUT ST.                                     -        537,000     1,112,000    1,649,000        507,000
5/1/92      CAMP CREEK                                              -        576,000     1,111,000    1,687,000        113,000
8/1/92      TAMPA/N.DALE MABRY                                      -        809,000     1,572,000    2,381,000        162,000
9/1/92      ORLANDO/W. COLONIAL                                     -        368,000       740,000    1,108,000         84,000
9/1/92      JACKSONVILLE/ARLINGTON                                  -        554,000     1,098,000    1,652,000        116,000
10/1/92     STOCKTON/MARINERS                                       -        380,000       747,000    1,127,000         68,000
1/1/92      COSTA MESA II                                           -        533,000     1,499,000    2,032,000        558,000
11/18/92    VIRGINIA BEACH/GENERAL BOOTH BLVD                       -        599,000     1,165,000    1,764,000        101,000
1/1/93      REDWOOD CITY/STORAGE                                    -        907,000     1,759,000    2,666,000        130,000
1/1/93      CITY OF INDUSTRY                                        -      1,611,000     3,133,000    4,744,000        219,000
1/1/93      SAN JOSE/FELIPE II                                      -      1,124,000     2,177,000    3,301,000        159,000
1/1/93      BALDWIN PARK/GARVEY AVE                                 -        840,000     1,581,000    2,421,000        111,000
3/19/93     WESTMINISTER / W. 80TH                                  -        840,000     1,610,000    2,450,000        109,000
5/13/93     AUSTIN /N. LAMAR                                        -        919,000     1,748,000    2,667,000        113,000
7/16/93     AUSTIN / SO. CONGRESS AVE                               -        777,000     1,483,000    2,260,000         80,000
6/10/93     CITRUS HEIGHTS / SYLVAN ROAD                            -        438,000       888,000    1,326,000         67,000

                            STORAGE EQUITIES, INC.
                          SCHEDULE III - REAL ESTATE
                         AND ACCUMULATED DEPRECIATION

                                                                               INITIAL COST
                                                                        ---------------------------         COSTS
  DATE                                                                                 BUILDINGS &        SUBSEQUENT
ACQUIRED          DESCRIPTION                          ENCUMBRANCES        LAND        IMPROVEMENTS     TO ACQUISITION
- --------          -----------                          ------------     ----------     ------------     --------------
Mini-warehouses
5/28/93   JACKSONVILLE/PHILLIPS HWY.                              -        406,000         771,000           31,000
5/28/93   TAMPA/NEBRASKA AVENUE                                   -        550,000       1,043,000           20,000
4/26/93   COSTA MESA / NEWPORT                              984,000      2,141,000       3,989,000            3,000
6/9/93    CALABASAS / VENTURA BLVD.                               -      1,762,000       3,269,000           66,000
6/9/93    CARMICHAEL / FAIR OAKS                                  -        573,000       1,052,000           12,000
6/9/93    SANTA CLARA / DUANE II                                  -        454,000         834,000            6,000
6/25/93   TRENTON / ALLEN ROAD                                    -        623,000       1,166,000           54,000
6/30/93   LOS ANGELES/W.JEFFERSON BLVD                            -      1,085,000       2,017,000            5,000
8/13/93   SO. BRUNSWICK/HIGHWAY 1                                 -      1,076,000       2,033,000           83,000
8/11/93   ATLANTA / NORTHSIDE                                     -      1,150,000       2,149,000           20,000
8/11/93   SMYRNA/ ROSSWILL RD                                     -        446,000         842,000           20,000
8/1/93    GAITHERSBURG / E. DIAMOND                         648,000        602,000       1,139,000           61,000
8/31/93   AUSTIN / N. LAMAR IV                                    -        502,000         941,000           22,000
10/1/93   DENVER / FEDERAL BLVD                                   -        875,000       1,633,000            1,000
10/1/93   CITRUS HEIGHTS                                          -        527,000         987,000                -
10/1/93   LAKEWOOD / 6TH AVE                                      -        798,000       1,489,000            9,000
11/3/93   UPLAND/S. EUCLID AVE.                                   -        431,000         807,000           13,000
10/27/93  HOUSTON / S SHAVER ST                                   -        481,000         896,000           21,000
12/9/93   SALT LAKE CITY                                  1,309,000        765,000       1,422,000          101,000
12/16/93  WEST VALLEY CITY                                        -        683,000       1,276,000           18,000
11/16/93  NORCROSS / JIMMY CARTER                                 -        627,000       1,167,000           34,000
11/16/93  SEATTLE / 13TH                                  1,670,000      1,085,000       2,015,000          111,000
12/21/93  PINELLAS PARK / 34TH ST. W                              -        607,000       1,134,000           56,000
1/21/94   HERNDON / CENTREVILLE ROAD                              -      1,584,000       2,981,000           26,000
12/28/93  NEW ORLEANS / S. CARROLLTON AVE                         -      1,575,000       2,941,000           39,000
12/29/93  ORANGE / MAIN II                                        -      1,238,000       2,317,000           22,000
12/29/93  SUNNYVALE / WEDELL                                      -        554,000       1,037,000            8,000
12/29/93  EL CAJON / MAGNOLIA                                     -        421,000         791,000            9,000
12/29/93  ORLANDO / S. SEMORAN BLVD.                              -        462,000         872,000           13,000
12/29/93  TAMPA / W. HILLSBOROUGH AVE                             -        352,000         665,000           13,000
12/29/93  IRVING / WEST LOOP 12                                   -        341,000         643,000            8,000
12/29/93  FULLERTON / W. COMMONWEALTH                             -        904,000       1,687,000           14,000
12/29/93  N. LAUDERDALE / MCNAB RD                                -        628,000       1,182,000           18,000
12/29/93  LOS ALIMITOS / CERRITOS                                 -        695,000       1,299,000            8,000
12/29/93  FREDERICK / PROSPECT BLVD.                              -        573,000       1,082,000           18,000
12/29/93  INDIANAPOLIS / E. WASHINGTON                            -        403,000         775,000            1,000
12/29/93  GARDENA / WESTERN AVE.                                  -        552,000       1,035,000            1,000


                                                ADJUSTMENTS
                                               RESULTING FROM                  GROSS CARRYING AMOUNT
                                               THE ACQUISITION                 AT DECEMBER 31, 1994
  DATE                                               OF             -------------------------------------------      ACCUMULATED
ACQUIRED           DESCRIPTION                MINORITY INTEREST         LAND         BUILDINGS         TOTAL         DEPRECIATION
- --------           -----------                -----------------     ------------    -----------    -----------      ------------
Mini-warehouses
5/28/93   JACKSONVILLE/PHILLIPS HWY.                          -         406,000        802,000       1,208,000            51,000
5/28/93   TAMPA/NEBRASKA AVENUE                               -         550,000      1,063,000       1,613,000            68,000
4/26/93   COSTA MESA / NEWPORT                                -       2,141,000      3,992,000       6,133,000           254,000
6/9/93    CALABASAS / VENTURA BLVD.                           -       1,762,000      3,335,000       5,097,000           210,000
6/9/93    CARMICHAEL / FAIR OAKS                              -         573,000      1,064,000       1,637,000            69,000
6/9/93    SANTA CLARA / DUANE II                              -         454,000        840,000       1,294,000            54,000
6/25/93   TRENTON / ALLEN ROAD                                -         623,000      1,220,000       1,843,000            71,000
6/30/93   LOS ANGELES/W.JEFFERSON BLVD                        -       1,085,000      2,022,000       3,107,000           123,000
8/13/93   SO. BRUNSWICK/HIGHWAY 1                             -       1,076,000      2,116,000       3,192,000           103,000
8/11/93   ATLANTA / NORTHSIDE                                 -       1,150,000      2,169,000       3,319,000           128,000
8/11/93   SMYRNA/ ROSSWILL RD                                 -         446,000        862,000       1,308,000            52,000
8/1/93    GAITHERSBURG / E. DIAMOND                           -         602,000      1,200,000       1,802,000            65,000
8/31/93   AUSTIN / N. LAMAR IV                                -         502,000        963,000       1,465,000            51,000
10/1/93   DENVER / FEDERAL BLVD                               -         875,000      1,634,000       2,509,000            81,000
10/1/93   CITRUS HEIGHTS                                      -         527,000        987,000       1,514,000            49,000
10/1/93   LAKEWOOD / 6TH AVE                                  -         798,000      1,498,000       2,296,000            75,000
11/3/93   UPLAND/S. EUCLID AVE.                               -         431,000        820,000       1,251,000            39,000
10/27/93  HOUSTON / S SHAVER ST                               -         481,000        917,000       1,398,000            42,000
12/9/93   SALT LAKE CITY                                      -         765,000      1,523,000       2,288,000            63,000
12/16/93  WEST VALLEY CITY                                    -         683,000      1,294,000       1,977,000            56,000
11/16/93  NORCROSS / JIMMY CARTER                             -         627,000      1,201,000       1,828,000            52,000
11/16/93  SEATTLE / 13TH                                      -       1,085,000      2,126,000       3,211,000            89,000
12/21/93  PINELLAS PARK / 34TH ST. W                          -         607,000      1,190,000       1,797,000            46,000
1/21/94   HERNDON / CENTREVILLE ROAD                          -       1,584,000      3,007,000       4,591,000            59,000
12/28/93  NEW ORLEANS / S. CARROLLTON AVE                     -       1,575,000      2,980,000       4,555,000           119,000
12/29/93  ORANGE / MAIN II                                    -       1,238,000      2,339,000       3,577,000            95,000
12/29/93  SUNNYVALE / WEDELL                                  -         554,000      1,045,000       1,599,000            42,000
12/29/93  EL CAJON / MAGNOLIA                                 -         421,000        800,000       1,221,000            32,000
12/29/93  ORLANDO / S. SEMORAN BLVD.                          -         462,000        885,000       1,347,000            36,000
12/29/93  TAMPA / W. HILLSBOROUGH AVE                         -         352,000        678,000       1,030,000            27,000
12/29/93  IRVING / WEST LOOP 12                               -         341,000        651,000         992,000            26,000
12/29/93  FULLERTON / W. COMMONWEALTH                         -         904,000      1,701,000       2,605,000            68,000
12/29/93  N. LAUDERDALE / MCNAB RD                            -         628,000      1,200,000       1,828,000            48,000
12/29/93  LOS ALIMITOS / CERRITOS                             -         695,000      1,307,000       2,002,000            52,000
12/29/93  FREDERICK / PROSPECT BLVD.                          -         573,000      1,100,000       1,673,000            44,000
12/29/93  INDIANAPOLIS / E. WASHINGTON                        -         403,000        776,000       1,179,000            31,000
12/29/93  GARDENA / WESTERN AVE.                              -         552,000      1,036,000       1,588,000            41,000

                            STORAGE EQUITIES, INC.
                          SCHEDULE III - REAL ESTATE
                         AND ACCUMULATED DEPRECIATION

                                                                               INITIAL COST
                                                                        ---------------------------           COSTS
  DATE                                                                                 BUILDINGS &          SUBSEQUENT
ACQUIRED            DESCRIPTION                         ENCUMBRANCES      LAND         IMPROVEMENTS       TO ACQUISITION
- --------            -----------                         ------------    ---------      ------------       --------------
Mini-warehouses
12/29/93   PALM BAY / BOBCOCK STREET                               -      409,000          775,000            22,000
1/10/94    HIALEAH / W. 20TH AVE.                                  -    1,855,000        3,497,000            31,000
1/1/93     CITY OF INDUSTRY                                        -            -                -            50,000
4/26/93    COSTA MESA / NEWPORT                                    -            -                -            32,000
1/12/94    SUNNYVALE / N. FAIR OAKS AVE                            -      689,000        1,285,000                 -
1/12/94    HONOLULU / IWAENA                                       -    1,182,000        2,200,000            53,000
1/12/94    MIAMI / GOLDEN GLADES                                   -      579,000        1,081,000            11,000
2/8/94     LAS VEGAS/S. MARTIN LUTHER KING BLVD.                   -    1,383,000        2,592,000             1,000
2/28/94    ARLINGTN/OLD JEFFERSN DAVISHWY                          -      735,000        1,399,000            18,000
3/8/94     BEAVERTON / SW BARNES ROAD                              -      942,000        1,810,000            27,000
3/31/94    HYPOLUXO                                                -      735,000        1,404,000            59,000
3/21/94    AUSTIN / ARBORETUM                                      -      473,000          897,000            24,000
3/25/94    TINTON FALLS / SHREWSBURY AVE                           -    1,074,000        2,033,000            79,000
3/25/94    EAST BRUNSWICK / MILLTOWN ROAD                          -    1,282,000        2,411,000            62,000
3/25/94    MERCERVILLE / QUAKERBRIDGE ROAD                         -    1,109,000        2,111,000            21,000
4/26/94    NO. HIGHLANDS / ROSEVILLE ROAD                          -      980,000        1,835,000            40,000
5/12/94    FORT PIERCE/OKEECHOBEE ROAD                             -      438,000          842,000            19,000
6/9/94     CHATTANOOGA / BRAINERD ROAD                             -      613,000        1,170,000             5,000
6/9/94     CHATTANOOGA / RINGGOLD ROAD                             -      761,000        1,433,000             6,000
5/24/94    HEMPSTEAD/PENINSULA BLVD.                       3,467,000    2,053,000        3,832,000            32,000
5/24/94    LA/HUNTINGTON                                           -      483,000          905,000             2,000
6/23/94    LAS VEGAS / TROPICANA II                                -      750,000        1,408,000            19,000
6/23/94    HENDERSON / GREEN VALLEY PKWY                           -    1,047,000        1,960,000            21,000
6/18/94    LAS VEGAS / S. VALLEY VIEW BLVD                         -      837,000        1,571,000             6,000
6/24/94    LAS VEGAS / N. LAMB BLVD.                               -      869,000        1,629,000            36,000
6/30/94    BIRMINGHAM / W. OXMOOR ROAD                             -      532,000        1,004,000           115,000
7/20/94    MILPITAS / DEMPSEY ROAD                                 -    1,260,000        2,358,000            53,000
9/15/94    HUNTSVILLE / OLD MONROVIA ROAD                          -      613,000        1,157,000            10,000
9/27/94    WEST HAVEN / BULL HILL LANE                             -      455,000          873,000             4,000
10/13/94   DAVIE / STATE ROAD 84                                   -      744,000        1,467,000             3,000
10/7/94    ALCOA / AIRPORT PLAZA DRIVE                             -      543,000        1,017,000             3,000
10/13/94   CARROLLTON / MARSH LANE                                 -      770,000        1,437,000             3,000
10/31/94   SHERMAN OAKS / VAN NUYS BLVD                    1,498,000    1,278,000        2,461,000             2,000
12/19/94   SALT LAKE CITY/WEST NORTH TEMPLE                        -      490,000          917,000                 -
8/17/94    NEW ORLEANS/I-10                                        -      784,000        1,470,000                 -
8/17/94    BEAVERTON / S.W. DENNY ROAD                             -      663,000        1,245,000             5,000
8/17/94    IRWINDALE / CENTRAL AVE.                                -      674,000        1,263,000             2,000

                                                    ADJUSTMENTS
                                                   RESULTING FROM
                                                   THE ACQUISITION            GROSS CARRYING AMOUNT
  DATE                                                   OF                    AT DECEMBER 31, 1994                   ACCUMULATED
ACQUIRED             DESCRIPTION                  MINORITY INTEREST        LAND          BUILDINGS       TOTAL        DEPRECIATION
- --------             -----------                  -----------------       ---------     -----------    ----------     ------------
Mini-warehouses
12/29/93   PALM BAY / BOBCOCK STREET                              -         409,000         797,000     1,206,000          32,000
1/10/94    HIALEAH / W. 20TH AVE.                                 -       1,855,000       3,528,000     5,383,000         106,000
1/1/93     CITY OF INDUSTRY                                       -               -          50,000        50,000          12,000
4/26/93    COSTA MESA / NEWPORT                                   -               -          32,000        32,000           4,000
1/12/94    SUNNYVALE / N. FAIR OAKS AVE                           -         689,000       1,285,000     1,974,000          39,000
1/12/94    HONOLULU / IWAENA                                      -       1,182,000       2,253,000     3,435,000          69,000
1/12/94    MIAMI / GOLDEN GLADES                                  -         579,000       1,092,000     1,671,000          33,000
2/8/94     LAS VEGAS/S. MARTIN LUTHER KING BLVD.                  -       1,383,000       2,593,000     3,976,000          78,000
2/28/94    ARLINGTN/OLD JEFFERSN DAVISHWY                         -         735,000       1,417,000     2,152,000          44,000
3/8/94     BEAVERTON / SW BARNES ROAD                             -         942,000       1,837,000     2,779,000          54,000
3/31/94    HYPOLUXO                                               -         735,000       1,463,000     2,198,000           1,000
3/21/94    AUSTIN / ARBORETUM                                     -         473,000         921,000     1,394,000           1,000
3/25/94    TINTON FALLS / SHREWSBURY AVE                          -       1,074,000       2,112,000     3,186,000          61,000
3/25/94    EAST BRUNSWICK / MILLTOWN ROAD                         -       1,282,000       2,473,000     3,755,000          73,000
3/25/94    MERCERVILLE / QUAKERBRIDGE ROAD                        -       1,109,000       2,132,000     3,241,000          63,000
4/26/94    NO. HIGHLANDS / ROSEVILLE ROAD                         -         980,000       1,875,000     2,855,000          53,000
5/12/94    FORT PIERCE/OKEECHOBEE ROAD                            -         438,000         861,000     1,299,000          24,000
6/9/94     CHATTANOOGA / BRAINERD ROAD                            -         613,000       1,175,000     1,788,000          24,000
6/9/94     CHATTANOOGA / RINGGOLD ROAD                            -         761,000       1,439,000     2,200,000          30,000
5/24/94    HEMPSTEAD/PENINSULA BLVD.                              -       2,053,000       3,864,000     5,917,000          80,000
5/24/94    LA/HUNTINGTON                                          -         483,000         907,000     1,390,000          18,000
6/23/94    LAS VEGAS / TROPICANA II                               -         750,000       1,427,000     2,177,000          29,000
6/23/94    HENDERSON / GREEN VALLEY PKWY                          -       1,047,000       1,981,000     3,028,000          40,000
6/18/94    LAS VEGAS / S. VALLEY VIEW BLVD                        -         837,000       1,577,000     2,414,000          32,000
6/24/94    LAS VEGAS / N. LAMB BLVD.                              -         869,000       1,665,000     2,534,000          33,000
6/30/94    BIRMINGHAM / W. OXMOOR ROAD                            -         532,000       1,119,000     1,651,000          21,000
7/20/94    MILPITAS / DEMPSEY ROAD                                -       1,260,000       2,411,000     3,671,000          41,000
9/15/94    HUNTSVILLE / OLD MONROVIA ROAD                         -         613,000       1,167,000     1,780,000          12,000
9/27/94    WEST HAVEN / BULL HILL LANE                            -         455,000         877,000     1,332,000           9,000
10/13/94   DAVIE / STATE ROAD 84                                  -         744,000       1,470,000     2,214,000          14,000
10/7/94    ALCOA / AIRPORT PLAZA DRIVE                            -         543,000       1,020,000     1,563,000          21,000
10/13/94   CARROLLTON / MARSH LANE                                -         770,000       1,440,000     2,210,000               -
10/31/94   SHERMAN OAKS / VAN NUYS BLVD                           -       1,278,000       2,463,000     3,741,000          17,000
12/19/94   SALT LAKE CITY/WEST NORTH TEMPLE                       -         490,000         917,000     1,407,000               -
8/17/94    NEW ORLEANS/I-10                                       -         784,000       1,470,000     2,254,000          20,000
8/17/94    BEAVERTON / S.W. DENNY ROAD                            -         663,000       1,250,000     1,913,000          17,000
8/17/94    IRWINDALE / CENTRAL AVE.                               -         674,000       1,265,000     1,939,000          17,000

                            STORAGE EQUITIES, INC.
                          SCHEDULE III - REAL ESTATE
                         AND ACCUMULATED DEPRECIATION

                                                                         INITIAL COST
                                                                  --------------------------       COSTS
  DATE                                                                          BUILDINGS &      SUBSEQUENT
ACQUIRED            DESCRIPTION                  ENCUMBRANCES       LAND        IMPROVEMENTS   TO ACQUISITION
- --------            -----------                  ------------     ----------    ------------   --------------
Mini-warehouses
8/17/94     SUITLAND / ST. BARNABAS RD                      -      1,530,000      2,913,000                  -
8/17/94     NORTH BRUNSWICK / HOW LANE                      -      1,238,000      2,323,000                  -
8/17/94     LOMBARD / 64TH                                  -        847,000      1,583,000              5,000
8/17/94     ALSIP / 27TH                                    -        406,000        765,000              3,000
9/30/94     SAN FRANCISCO / MARIN ST.                       -      1,227,000      2,339,000              3,000
9/30/94     BALTIMORE / HILLEN STREET                       -        580,000      1,095,000                  -
9/30/94     SAN FRANCISCO /10TH & HOWARD                    -      1,423,000      2,668,000              4,000
9/30/94     MONTEBELLO / E. WHITTIER                        -        383,000        732,000              4,000
12/30/94    APPLE VALLEY / FOLIAGE AVE                      -        910,000      1,695,000                  -
9/30/94     ARLINGTON / COLLINS                             -        228,000        435,000              7,000
9/30/94     MIAMI / S.W. 119TH AVE                          -        656,000      1,221,000                  -
9/30/94     BLACKWOOD / ERIAL ROAD                          -        774,000      1,437,000                  -
9/30/94     CONCORD / MONUMENT                              -      1,092,000      2,027,000                  -
9/30/94     ROCHESTER / LEE ROAD                            -        469,000        871,000              2,000
9/30/94     HOUSTON / BELLAIRE                              -        623,000      1,157,000                  -
9/30/94     AUSTIN / LAMAR BLVD I                           -        781,000      1,452,000                  -
9/30/94     MILWAUKEE / LOVERS LANE RD                      -        469,000        871,000                  -
9/30/94     MONTEREY / DEL REY OAKS                         -      1,342,000      2,501,000                  -
9/30/94     ST. PETERSBURG / 66TH ST.                       -        427,000        793,000              9,000
9/30/94     DAYTON BCH / N. NOVA ROAD                       -        396,000        735,000                  -
9/30/94     MAPLE SHADE / ROUTE 38                          -        994,000      1,846,000              3,000
9/30/94     MARLTON / ROUTE 73 N.                           -        938,000      1,742,000                  -
9/30/94     NAPERVILLE / E. OGDEN AVE                       -        683,000      1,268,000                  -
9/30/94     LONG BEACH / SOUTH STREET                       -      1,778,000      3,307,000             12,000
9/30/94     ALOHA / S.W. SHAW                               -        805,000      1,495,000              4,000
9/30/94     ALEXANDRIA / S. PICKETT                         -      1,550,000      2,879,000                  -
9/30/94     HOUSTON / HIGHWAY 6 NORTH                       -      1,120,000      2,083,000                  -
9/30/94     SAN ANTONIO/NACOGDOCHES RD                      -        571,000      1,060,000                  -
9/30/94     SAN RAMON/SAN RAMON VALLEY                      -      1,530,000      2,840,000              8,000
9/30/94     SAN RAFAEL / MERRYDALE RD                       -      1,705,000      3,165,000              3,000
9/30/94     SAN ANTONIO / AUSTIN HWY                        -        592,000      1,098,000                  -
9/30/94     SHARONVILLE / E. KEMPER                         -        574,000      1,070,000                  -
12/27/94    KNOXVILLE / CHAPMAN HIGHWAY                     -        753,000      1,411,000                  -
12/28/94    MILPITAS / WATSON II                    2,482,000      1,575,000      2,925,000                  -
12/28/94    LAS VEGAS / JONES BLVD                  1,818,000      1,208,000      2,243,000                  -
12/28/94    VENICE / GUTHRIE                                -        578,000      1,073,000                  -
1/1/83      COLORADO SPRINGS / PLATTE AVENUE                -        409,000        953,000            118,000

                                                     ADJUSTMENTS
                                                   RESULTING FROM           GROSS CARRYING AMOUNT
                                                  THE ACQUISITION           AT DECEMBER 31, 1994
 DATE                                                   OF           ------------------------------------       ACCUMULATED
ACQUIRED            DESCRIPTION                  MINORITY INTEREST      LAND       BUILDINGS      TOTAL         DEPRECIATION
- --------            -----------                  -----------------   ----------    ---------    ---------       ------------
Mini-warehouses
8/17/94     SUITLAND / ST. BARNABAS RD                           -    1,530,000    2,913,000    4,443,000           42,000
8/17/94     NORTH BRUNSWICK / HOW LANE                           -    1,238,000    2,323,000    3,561,000           32,000
8/17/94     LOMBARD / 64TH                                       -      847,000    1,588,000    2,435,000           22,000
8/17/94     ALSIP / 27TH                                         -      406,000      768,000    1,174,000           11,000
9/30/94     SAN FRANCISCO / MARIN ST.                            -    1,227,000    2,342,000    3,569,000           25,000
9/30/94     BALTIMORE / HILLEN STREET                            -      580,000    1,095,000    1,675,000           11,000
9/30/94     SAN FRANCISCO /10TH & HOWARD                         -    1,423,000    2,672,000    4,095,000           27,000
9/30/94     MONTEBELLO / E. WHITTIER                             -      383,000      736,000    1,119,000            7,000
12/30/94    APPLE VALLEY / FOLIAGE AVE                           -      910,000    1,695,000    2,605,000                -
9/30/94     ARLINGTON / COLLINS                                  -      228,000      442,000      670,000            4,000
9/30/94     MIAMI / S.W. 119TH AVE                               -      656,000    1,221,000    1,877,000           12,000
9/30/94     BLACKWOOD / ERIAL ROAD                               -      774,000    1,437,000    2,211,000           15,000
9/30/94     CONCORD / MONUMENT                                   -    1,092,000    2,027,000    3,119,000           23,000
9/30/94     ROCHESTER / LEE ROAD                                 -      469,000      873,000    1,342,000            8,000
9/30/94     HOUSTON / BELLAIRE                                   -      623,000    1,157,000    1,780,000           11,000
9/30/94     AUSTIN / LAMAR BLVD I                                -      781,000    1,452,000    2,233,000           15,000
9/30/94     MILWAUKEE / LOVERS LANE RD                           -      469,000      871,000    1,340,000            9,000
9/30/94     MONTEREY / DEL REY OAKS                              -    1,342,000    2,501,000    3,843,000           33,000
9/30/94     ST. PETERSBURG / 66TH ST.                            -      427,000      802,000    1,229,000            8,000
9/30/94     DAYTON BCH / N. NOVA ROAD                            -      396,000      735,000    1,131,000            7,000
9/30/94     MAPLE SHADE / ROUTE 38                               -      994,000    1,849,000    2,843,000           18,000
9/30/94     MARLTON / ROUTE 73 N.                                -      938,000    1,742,000    2,680,000           17,000
9/30/94     NAPERVILLE / E. OGDEN AVE                            -      683,000    1,268,000    1,951,000           13,000
9/30/94     LONG BEACH / SOUTH STREET                            -    1,778,000    3,319,000    5,097,000           35,000
9/30/94     ALOHA / S.W. SHAW                                    -      805,000    1,499,000    2,304,000           15,000
9/30/94     ALEXANDRIA / S. PICKETT                              -    1,550,000    2,879,000    4,429,000           28,000
9/30/94     HOUSTON / HIGHWAY 6 NORTH                            -    1,120,000    2,083,000    3,203,000           21,000
9/30/94     SAN ANTONIO/NACOGDOCHES RD                           -      571,000    1,060,000    1,631,000           10,000
9/30/94     SAN RAMON/SAN RAMON VALLEY                           -    1,530,000    2,848,000    4,378,000           41,000
9/30/94     SAN RAFAEL / MERRYDALE RD                            -    1,705,000    3,168,000    4,873,000           31,000
9/30/94     SAN ANTONIO / AUSTIN HWY                             -      592,000    1,098,000    1,690,000           11,000
9/30/94     SHARONVILLE / E. KEMPER                              -      574,000    1,070,000    1,644,000           11,000
12/27/94    KNOXVILLE / CHAPMAN HIGHWAY                          -      753,000    1,411,000    2,164,000                -
12/28/94    MILPITAS / WATSON II                                 -    1,575,000    2,925,000    4,500,000                -
12/28/94    LAS VEGAS / JONES BLVD                               -    1,208,000    2,243,000    3,451,000                -
12/28/94    VENICE / GUTHRIE                                     -      578,000    1,073,000    1,651,000                -
1/1/83      COLORADO SPRINGS / PLATTE AVENUE                  (100)     409,000    1,070,900    1,479,900          496,400

                            STORAGE EQUITIES, INC.
                          SCHEDULE III - REAL ESTATE
                         AND ACCUMULATED DEPRECIATION

                                                                         INITIAL COST
                                                                   --------------------------         COSTS
  DATE                                                                           BUILDINGS &        SUBSEQUENT
ACQUIRED             DESCRIPTION                ENCUMBRANCES         LAND        IMPROVEMENTS     TO ACQUISITION
- --------             -----------                ------------       ---------     ------------     --------------
Mini-warehouses
5/1/83     COLORADO SPRINGS / DELTA DRIVE                  -         67,000          481,000            91,000
12/1/82    PORTLAND / HALSEY                               -        357,000        1,150,000          (485,000)
12/1/82    SACRAMENTO / FOLSOM                             -        396,000          329,000           381,000
12/1/83    SEMORAN / EXTRA                                 -        442,000        1,882,000            99,000
3/1/83     BLACKWOOD / PETERS LANE                         -        213,000        1,559,000            91,000
10/1/83    ORLANDO / JOHN YOUNG PARKWAY                    -        383,000        1,512,000           150,000
9/1/83     SOUTHINGTON / SPRING STREET                     -        124,000        1,233,000           156,000
4/1/83     VAILS GATE                                      -        103,000          990,000           150,000
6/1/83     VENTURA / WALKER                                -        658,000        1,734,000             3,000
8/1/83     SOUTHAMPTON / JAYMOR                            -        331,000        1,738,000           325,000
9/1/83     WEBSTER / GULF FREEWAY                          -        449,000        1,688,000           322,000
9/1/83     DOVER / JEFFERIC                                -        107,000        1,462,000           219,000
9/1/83     NEW CASTLE / NEW CHURCHMANS ROAD                -        227,000        2,163,000           221,000
9/1/83     NEWARK / BELLEVUE ROAD                          -        208,000        2,031,000           106,000
9/1/83     LANGHORNE / S. FLOWERS MILL                     -        263,000        3,549,000           132,000
9/1/83     HOBART / RIDGE ROAD                             -        215,000        1,491,000           187,000
9/1/83     FT. WAYNE / W. COLISEUM BLVD.                   -        160,000        1,395,000             7,000
9/1/83     FT. WAYNE / BLUFFTON ROAD                       -         88,000          675,000            72,000
11/1/83    WEBSTER / N.A.S.A., ROAD 1                      -      1,570,000        2,457,000           823,000
11/1/83    AURORA / HANOVER WAY                            -        505,000          758,000           110,000
11/1/83    CAMPBELL / SALMAR AVENUE                        -      1,820,000        1,408,000          (767,000)
11/1/83    COLORADO SPRINGS / EDISON AVENUE                -        471,000        1,640,000           (83,000)
11/1/83    COLORADO SPRINGS / MT. VIEW LANE                -        320,000        1,036,000            63,000
11/1/83    THORNTON / YORK STREET                          -        418,000        1,400,000           (31,000)
11/1/83    OKLAHOMA CITY / RENO AVENUE                     -        454,000        1,030,000           519,000
11/1/83    TUCSON / N. ROMERO RD.                          -        343,000          778,000           384,000
12/1/83    CHARLOTTE / SOUTH BOULEVARD                     -        165,000        1,274,000           250,000
12/1/83    GREENSBORO / W. MARKET STREET I                 -        214,000        1,653,000           350,000
12/1/83    GREENSBORO / ELECTRA DRIVE                      -        112,000          869,000           192,000
12/1/83    RALEIGH / YONKERS ROAD                          -        203,000          914,000           222,000
12/1/83    COLUMBIA / BROAD RIVER ROAD                     -        171,000        1,318,000           387,000
12/1/83    RICHMOND / JEFFERSON DAVIS HIGHWAY              -        176,000        1,360,000           267,000
12/1/83    AUGUSTA / CRESCENT DRIVE                        -         97,000          747,000           172,000
4/1/84     N. PROVIDENCE / MINERAL SPRING AVENUE           -         92,000        1,087,000           206,000
1/24/85    CRANSTON / FREEWAY DRIVE                        -        175,000          722,000           233,000
3/1/84     MARIETTA / S. COBB DRIVE                        -         73,000          542,000           134,000
1/1/84     FREMONT / ALBRAE                                -        636,000        1,659,000           314,000

                                                  ADJUSTMENTS
                                                 RESULTING FROM                 GROSS CARRYING AMOUNT
                                                 THE ACQUISITION                AT DECEMBER 31, 1994
  DATE                                                 OF               --------------------------------------      ACCUMULATED
ACQUIRED             DESCRIPTION                MINORITY INTEREST         LAND        BUILDINGS       TOTAL         DEPRECIATION
- --------             -----------                -----------------       ---------     ----------    ----------      ------------
Mini-warehouses
5/1/83     COLORADO SPRINGS / DELTA DRIVE                       -          67,000        572,000       639,000         249,200
12/1/82    PORTLAND / HALSEY                                 (100)        357,000        664,900     1,021,900         298,100
12/1/82    SACRAMENTO / FOLSOM                                  -         396,000        710,000     1,106,000         324,500
12/1/83    SEMORAN / EXTRA                                   (200)        442,000      1,980,800     2,422,800         927,900
3/1/83     BLACKWOOD / PETERS LANE                           (100)        213,000      1,649,900     1,862,900         758,400
10/1/83    ORLANDO / JOHN YOUNG PARKWAY                      (100)        383,000      1,661,900     2,044,900         734,500
9/1/83     SOUTHINGTON / SPRING STREET                       (100)        124,000      1,388,900     1,512,900         619,000
4/1/83     VAILS GATE                                        (100)        103,000      1,139,900     1,242,900         506,400
6/1/83     VENTURA / WALKER                                  (100)        658,000      1,736,900     2,394,900         803,100
8/1/83     SOUTHAMPTON / JAYMOR                              (100)        331,000      2,062,900     2,393,900         906,100
9/1/83     WEBSTER / GULF FREEWAY                            (100)        449,000      2,009,900     2,458,900         860,200
9/1/83     DOVER / JEFFERIC                                  (100)        107,000      1,680,900     1,787,900         727,600
9/1/83     NEW CASTLE / NEW CHURCHMANS ROAD                  (200)        227,000      2,383,800     2,610,800       1,035,400
9/1/83     NEWARK / BELLEVUE ROAD                            (200)        208,000      2,136,800     2,344,800         940,700
9/1/83     LANGHORNE / S. FLOWERS MILL                       (300)        263,000      3,680,700     3,943,700       1,639,200
9/1/83     HOBART / RIDGE ROAD                               (100)        215,000      1,677,900     1,892,900         721,500
9/1/83     FT. WAYNE / W. COLISEUM BLVD.                     (100)        160,000      1,401,900     1,561,900         623,700
9/1/83     FT. WAYNE / BLUFFTON ROAD                         (100)         88,000        746,900       834,900         329,900
11/1/83    WEBSTER / N.A.S.A., ROAD 1                        (200)      1,570,000      3,279,800     4,849,800       1,425,000
11/1/83    AURORA / HANOVER WAY                              (100)        505,000        867,900     1,372,900         391,800
11/1/83    CAMPBELL / SALMAR AVENUE                          (100)      1,379,000      1,081,900     2,460,900         468,700
11/1/83    COLORADO SPRINGS / EDISON AVENUE                  (100)        471,000      1,556,900     2,027,900         662,300
11/1/83    COLORADO SPRINGS / MT. VIEW LANE                  (100)        320,000      1,098,900     1,418,900         474,300
11/1/83    THORNTON / YORK STREET                            (100)        418,000      1,368,900     1,786,900         588,700
11/1/83    OKLAHOMA CITY / RENO AVENUE                       (100)        454,000      1,548,900     2,002,900         647,300
11/1/83    TUCSON / N. ROMERO RD.                            (100)        343,000      1,161,900     1,504,900         483,700
12/1/83    CHARLOTTE / SOUTH BOULEVARD                     (5,400)        165,000      1,518,600     1,683,600         657,000
12/1/83    GREENSBORO / W. MARKET STREET I                 (7,000)        214,000      1,996,000     2,210,000         874,000
12/1/83    GREENSBORO / ELECTRA DRIVE                      (3,700)        112,000      1,057,300     1,169,300         452,000
12/1/83    RALEIGH / YONKERS ROAD                          (3,900)        203,000      1,132,100     1,335,100         478,000
12/1/83    COLUMBIA / BROAD RIVER ROAD                     (5,600)        171,000      1,699,400     1,870,400         712,000
12/1/83    RICHMOND / JEFFERSON DAVIS HIGHWAY              (5,800)        176,000      1,621,200     1,797,200         702,000
12/1/83    AUGUSTA / CRESCENT DRIVE                        (3,200)         97,000        915,800     1,012,800         393,000
4/1/84     N. PROVIDENCE / MINERAL SPRING AVENUE           (4,600)         92,000      1,288,400     1,380,400         552,000
1/24/85    CRANSTON / FREEWAY DRIVE                        (3,100)        175,000        951,900     1,126,900         385,000
3/1/84     MARIETTA / S. COBB DRIVE                        (2,300)         73,000        673,700       746,700         280,000
1/1/84     FREMONT / ALBRAE                                (7,000)        636,000      1,966,000     2,602,000         874,000

                            STORAGE EQUITIES, INC.
                          SCHEDULE III - REAL ESTATE
                         AND ACCUMULATED DEPRECIATION

                                                                               INITIAL COST
                                                                         ----------------------------         COSTS
  DATE                                                                                   BUILDINGS &        SUBSEQUENT
ACQUIRED         DESCRIPTION                             ENCUMBRANCES       LAND         IMPROVEMENTS     TO ACQUISITION
- --------         -----------                             ------------    -----------     ------------     --------------
Mini-warehouses
1/1/84   TACOMA / 24TH STREET WEST                                  -        553,000       1,173,000           262,000
1/1/84   BELTON / S. 71 HIGHWAY                                     -        175,000         858,000           320,000
1/1/84   GLADSTONE                                                  -        275,000       1,799,000           254,000
1/1/84   KANSAS CITY / E. 112TH ST. TERRACE                         -        257,000       1,848,000           270,000
1/1/84   KANSAS CITY / HOLMES                                       -        289,000       1,333,000           173,000
1/1/84   INDEPENDENCE / E. 31ST STREET                              -        221,000       1,848,000           214,000
1/1/84   MERRIAM                                                    -        255,000       1,469,000           193,000
1/1/84   OLATHE / E. SPRUCE                                         -        107,000         992,000           189,000
1/1/84   SHAWNEE / W. 63RD STREET                                   -        205,000       1,420,000           257,000
1/1/84   TOPEKA / S.W. 41ST STREET                                  -         75,000       1,049,000           142,000
2/1/84   KNOXVILLE / UNICORN DRIVE                                  -        662,000       1,887,000           251,000
2/1/84   KNOXVILLE / CENTRAL AVENUE                                 -        449,000       1,281,000           164,000
3/1/84   MANASSAS / BALLS FORD ROAD                                 -        320,000       1,556,000           280,000
2/1/84   PICO RIVERA / BERMUDEZ                                     -        743,000         807,000           256,000
5/1/84   RALEIGH / DEPARTURE DRIVE                                  -        302,000       2,484,000           298,000
4/1/84   MILWAUKIE / MC LOUGHLIN I                                  -        289,000         584,000           181,000
7/1/84   TREVOSE / OLD LINCOLN HIGHWAY                              -        421,000       1,749,000           238,000
5/1/84   VIRGINIA BEACH / S. INDEPENDENCE BLVD.                     -        509,000       2,121,000           500,000
5/1/84   PHILADELPHIA / GRANT AVENUE                        2,326,000      1,041,000       3,262,000           334,000
6/1/84   LORTON / RICHMOND HIGHWAY                                  -        435,000       2,040,000           374,000
6/1/84   BALTIMORE / SHANNON DRIVE                                  -        382,000       1,793,000           470,000
6/1/84   LAUREL / BOWIE ROAD                                        -        501,000       2,349,000           470,000
7/1/84   WEYMOUTH / MAIN ST                                         -              -       2,586,000        (2,586,000)
6/1/84   DELRAN                                                     -        279,000       1,472,000           197,000
5/1/84   GARLAND                                                    -        356,000         844,000           113,000
6/1/84   ORLANDO / 45TH STREET                                      -        226,000         924,000           157,000
6/1/84   CINCINNATI / MT. CARMEL-TOBASCO ROAD                       -        402,000       1,573,000           273,000
6/1/84   FLORENCE / INDUSTRIAL ROAD                                 -        185,000         740,000           238,000
8/1/84   MEDLEY / N.W. SO. RIVER DRIVE                              -        584,000       1,016,000           241,000
8/1/84   OKLAHOMA CITY / W. RENO II                                 -        340,000       1,310,000           314,000
8/1/84   NEWPORT NEWS / JEFFERSON AVENUE II                         -        356,000       2,395,000           344,000
9/1/84   IRVING / E. AIRPORT                                        -        677,000       1,592,000           257,000
9/1/84   DALLAS / WALNUT HILL                                       -        971,000       2,359,000           404,000
9/1/84   DALLAS / COCKRELL HILL                                     -        380,000         913,000           859,000
11/1/84  OMAHA                                                      -        109,000         806,000           326,000
11/1/84  MANCHESTER / SOUTH WILLOW                                  -        164,000       1,643,000           169,000
12/1/84  AUSTIN / E. BEN WHITE BLVD. I                              -        325,000         474,000           163,000

                                                       ADJUSTMENTS
                                                      RESULTING FROM                GROSS CARRYING AMOUNT
                                                      THE ACQUISITION               AT DECEMBER 31, 1994
  DATE                                                      OF              ---------------------------------------    ACCUMULATED
ACQUIRED            DESCRIPTION                      MINORITY INTEREST        LAND        BUILDINGS        TOTAL       DEPRECIATION
- --------            -----------                      -----------------      --------     -----------     ----------    ------------
Mini-warehouses
1/1/84   TACOMA / 24TH STREET WEST                              (5,000)      553,000      1,430,000       1,983,000        616,000
1/1/84   BELTON / S. 71 HIGHWAY                                 (3,600)      175,000      1,174,400       1,349,400        467,000
1/1/84   GLADSTONE                                              (7,600)      275,000      2,045,400       2,320,400        879,000
1/1/84   KANSAS CITY / E. 112TH ST. TERRACE                     (7,800)      257,000      2,110,200       2,367,200        902,000
1/1/84   KANSAS CITY / HOLMES                                   (5,600)      289,000      1,500,400       1,789,400        674,000
1/1/84   INDEPENDENCE / E. 31ST STREET                          (7,800)      221,000      2,054,200       2,275,200        857,000
1/1/84   MERRIAM                                                (6,200)      255,000      1,655,800       1,910,800        716,000
1/1/84   OLATHE / E. SPRUCE                                     (4,200)      107,000      1,176,800       1,283,800        497,000
1/1/84   SHAWNEE / W. 63RD STREET                               (6,000)      205,000      1,671,000       1,876,000        706,000
1/1/84   TOPEKA / S.W. 41ST STREET                              (4,400)       75,000      1,186,600       1,261,600        511,000
2/1/84   KNOXVILLE / UNICORN DRIVE                              (8,000)      662,000      2,130,000       2,792,000        922,000
2/1/84   KNOXVILLE / CENTRAL AVENUE                             (5,400)      449,000      1,439,600       1,888,600        627,000
3/1/84   MANASSAS / BALLS FORD ROAD                             (6,600)      320,000      1,829,400       2,149,400        773,000
2/1/84   PICO RIVERA / BERMUDEZ                                 (3,400)      743,000      1,059,600       1,802,600        430,000
5/1/84   RALEIGH / DEPARTURE DRIVE                             (10,500)      302,000      2,771,500       3,073,500      1,162,000
4/1/84   MILWAUKIE / MC LOUGHLIN I                              (2,500)      289,000        762,500       1,051,500        320,000
7/1/84   TREVOSE / OLD LINCOLN HIGHWAY                          (7,400)      421,000      1,979,600       2,400,600        818,000
5/1/84   VIRGINIA BEACH / S. INDEPENDENCE BLVD.                 (9,000)      509,000      2,612,000       3,121,000      1,086,000
5/1/84   PHILADELPHIA / GRANT AVENUE                           (13,800)    1,041,000      3,582,200       4,623,200      1,524,000
6/1/84   LORTON / RICHMOND HIGHWAY                              (8,600)      435,000      2,405,400       2,840,400        996,000
6/1/84   BALTIMORE / SHANNON DRIVE                              (7,600)      382,000      2,255,400       2,637,400        923,000
6/1/84   LAUREL / BOWIE ROAD                                    (9,900)      501,000      2,809,100       3,310,100      1,154,000
7/1/84   WEYMOUTH / MAIN ST                                    (10,900)            -        (10,900)        (10,900)             -
6/1/84   DELRAN                                                 12,400       279,000      1,681,400       1,960,400        695,000
5/1/84   GARLAND                                                 7,100       356,000        964,100       1,320,100        404,000
6/1/84   ORLANDO / 45TH STREET                                   7,800       226,000      1,088,800       1,314,800        448,000
6/1/84   CINCINNATI / MT. CARMEL-TOBASCO ROAD                   13,300       402,000      1,859,300       2,261,300        766,000
6/1/84   FLORENCE / INDUSTRIAL ROAD                              6,200       185,000        984,200       1,169,200        389,000
8/1/84   MEDLEY / N.W. SO. RIVER DRIVE                           8,600       584,000      1,265,600       1,849,600        496,000
8/1/84   OKLAHOMA CITY / W. RENO II                             11,000       340,000      1,635,000       1,975,000        639,000
8/1/84   NEWPORT NEWS / JEFFERSON AVENUE II                     20,200       356,000      2,759,200       3,115,200      1,111,000
9/1/84   IRVING / E. AIRPORT                                    13,400       677,000      1,862,400       2,539,400        761,000
9/1/84   DALLAS / WALNUT HILL                                   19,900       971,000      2,782,900       3,753,900      1,123,000
9/1/84   DALLAS / COCKRELL HILL                                  7,700       380,000      1,779,700       2,159,700        666,000
11/1/84  OMAHA                                                   6,800       109,000      1,138,800       1,247,800        428,000
11/1/84  MANCHESTER / SOUTH WILLOW                              13,800       164,000      1,825,800       1,989,800        720,000
12/1/84  AUSTIN / E. BEN WHITE BLVD. I                           4,000       325,000        641,000         966,000        246,000

                            STORAGE EQUITIES, INC.
                          SCHEDULE III - REAL ESTATE
                         AND ACCUMULATED DEPRECIATION

                                                                       INITIAL COST
                                                                ---------------------------         COSTS
 DATE                                                                          BUILDINGS &        SUBSEQUENT
ACQUIRED         DESCRIPTION                  ENCUMBRANCES        LAND         IMPROVEMENTS     TO ACQUISITION
- --------         -----------                  ------------      ---------      ------------     --------------
Mini-warehouses
12/1/84    AUSTIN / N. LAMAR  II                         -        643,000          947,000             265,000
12/1/84    POMPANO BEACH / SW 2ND STREET                 -        399,000        1,386,000             339,000
12/1/84    FORT WORTH                                    -        122,000          928,000             (66,000)
11/1/84    HIALEAH / RED ROAD                            -        886,000        1,784,000             131,000
12/1/84    MONTGOMERYVILLE / ROUTE 309                   -        215,000        2,085,000             199,000
12/1/84    BOSSIER                                       -        184,000        1,542,000             198,000
2/1/85     SIMI VALLEY                                   -        737,000        1,389,000             178,000
3/6/85     CHATTANOOGA / PRYOR DRIVE                     -        202,000        1,573,000             215,000
2/1/85     HURST                                         -        231,000        1,220,000             127,000
3/1/85     PORTLAND / 92ND AVENUE                        -        285,000          941,000             162,000
5/3/85     LONGWOOD / HIGHWAY 17-92                      -        355,000        1,645,000             162,000
3/19/85    FERN PARK / U.S. HWY 17-92                    -        144,000        1,107,000             139,000
3/14/85    FAIRFIELD / DIXIE HIGHWAY II                  -        338,000        1,187,000             279,000
4/10/85    LAGUNA HILLS / EL PACIFICO                    -      1,224,000        3,303,000             196,000
7/11/85    COLUMBUS / MORSE ROAD                         -        195,000        1,510,000             139,000
7/11/85    COLUMBUS / KENNY ROAD                         -        199,000        1,531,000             135,000
6/1/85     COLUMBUS / BUSCH BLVD.                        -        202,000        1,559,000             184,000
6/1/85     COLUMBUS / KINNEAR ROAD                       -        241,000        1,865,000             166,000
6/7/85     GROVE CITY / MARLANE DRIVE                    -        150,000        1,157,000             136,000
6/7/85     REYNOLDSBURG / GENDER ROAD                    -        204,000        1,568,000             162,000
6/1/85     WORTHINGTON / BILLINGSLEY RD                  -        221,000        1,824,000             152,000
7/11/85    WESTERVILLE / WESTERVILLE RD                  -        199,000        1,517,000             156,000
6/1/85     UPPER ARLINGTON/ARLINGTON CENTRE BL           -        201,000        1,497,000             163,000
7/11/85    SPRINGFIELD / W. LEFFEL                       -         90,000          699,000             100,000
7/11/85    DAYTON / NEEDMORE RD                          -        144,000        1,108,000             225,000
7/11/85    DAYTON / EXECUTIVE BLVD                       -        160,000        1,207,000             189,000
7/11/85    LILBURN / INDIAN TRAIL                        -        331,000          969,000             100,000
4/18/85    AUSTIN / SO. 1ST STREET                       -        778,000        1,282,000             147,000
4/18/85    CINCINNATI/E. KEMPER                          -        232,000        1,573,000             162,000
5/1/85     CINCINNATI / COLERAIN AVE                     -        253,000        1,717,000             200,000
5/1/85     FLORENCE / TANNER                             -        218,000        1,477,000             175,000
5/23/85    TACOMA/PHILLIPS RD SW                         -        396,000        1,204,000             140,000
5/17/85    PORTLAND/MCLOUGHLIN II                        -        458,000          742,000             240,000
7/11/85    SAN DIEGO/KEARNY MESA                         -        783,000        1,750,000             259,000
5/20/85    MANCHESTER / SOUTH WILLOW II                  -        371,000        2,129,000            (275,000)
6/1/85     NORTH HOLLYWOOD / RAYMER                      -        967,000          848,000             215,000
7/12/85    SCOTTSDALE/70TH STREET                        -        632,000        1,368,000             160,000

                                                   ADJUSTMENTS
                                                  RESULTING FROM            GROSS CARRYING AMOUNT
                                                 THE ACQUISITION            AT DECEMBER 31, 1994
  DATE                                                  OF           ------------------------------------      ACCUMULATED
ACQUIRED          DESCRIPTION                   MINORITY INTEREST       LAND      BUILDINGS      TOTAL         DEPRECIATION
- --------          -----------                   -----------------    ----------  -----------   ----------      ------------
Mini-warehouses
12/1/84    AUSTIN / N. LAMAR  II                            8,000      643,000    1,220,000     1,863,000          478,000
12/1/84    POMPANO BEACH / SW 2ND STREET                   11,700      399,000    1,736,700     2,135,700          672,000
12/1/84    FORT WORTH                                       7,800      122,000      869,800       991,800          345,000
11/1/84    HIALEAH / RED ROAD                              15,000      886,000    1,930,000     2,816,000          750,000
12/1/84    MONTGOMERYVILLE / ROUTE 309                     17,600      215,000    2,301,600     2,516,600          913,000
12/1/84    BOSSIER                                         13,000      184,000    1,753,000     1,937,000          692,000
2/1/85     SIMI VALLEY                                     11,700      737,000    1,578,700     2,315,700          606,000
3/6/85     CHATTANOOGA / PRYOR DRIVE                       13,300      202,000    1,801,300     2,003,300          692,000
2/1/85     HURST                                           10,300      231,000    1,357,300     1,588,300          529,000
3/1/85     PORTLAND / 92ND AVENUE                           7,900      285,000    1,110,900     1,395,900          432,000
5/3/85     LONGWOOD / HIGHWAY 17-92                        13,900      355,000    1,820,900     2,175,900          697,000
3/19/85    FERN PARK / U.S. HWY 17-92                       9,300      144,000    1,255,300     1,399,300          476,000
3/14/85    FAIRFIELD / DIXIE HIGHWAY II                    10,000      338,000    1,476,000     1,814,000          565,000
4/10/85    LAGUNA HILLS / EL PACIFICO                      27,800    1,224,000    3,526,800     4,750,800        1,358,000
7/11/85    COLUMBUS / MORSE ROAD                           12,700      195,000    1,661,700     1,856,700          624,000
7/11/85    COLUMBUS / KENNY ROAD                           12,900      199,000    1,678,900     1,877,900          630,000
6/1/85     COLUMBUS / BUSCH BLVD.                          13,100      202,000    1,756,100     1,958,100          656,000
6/1/85     COLUMBUS / KINNEAR ROAD                         15,700      241,000    2,046,700     2,287,700          767,000
6/7/85     GROVE CITY / MARLANE DRIVE                       9,800      150,000    1,302,800     1,452,800          484,000
6/7/85     REYNOLDSBURG / GENDER ROAD                      13,200      204,000    1,743,200     1,947,200          655,000
6/1/85     WORTHINGTON / BILLINGSLEY RD                    15,400      221,000    1,991,400     2,212,400          745,000
7/11/85    WESTERVILLE / WESTERVILLE RD                    12,800      199,000    1,685,800     1,884,800          626,000
6/1/85     UPPER ARLINGTON/ARLINGTON CENTRE BL             12,600      201,000    1,672,600     1,873,600          623,000
7/11/85    SPRINGFIELD / W. LEFFEL                          5,900       90,000      804,900       894,900          300,000
7/11/85    DAYTON / NEEDMORE RD                             9,300      144,000    1,342,300     1,486,300          495,000
7/11/85    DAYTON / EXECUTIVE BLVD                         10,200      160,000    1,406,200     1,566,200          518,000
7/11/85    LILBURN / INDIAN TRAIL                           8,200      331,000    1,077,200     1,408,200          405,000
4/18/85    AUSTIN / SO. 1ST STREET                          9,700      778,000    1,438,700     2,216,700          543,000
4/18/85    CINCINNATI/E. KEMPER                            11,900      232,000    1,746,900     1,978,900          664,000
5/1/85     CINCINNATI / COLERAIN AVE                       13,000      253,000    1,930,000     2,183,000          734,000
5/1/85     FLORENCE / TANNER                               11,100      218,000    1,663,100     1,881,100          630,000
5/23/85    TACOMA/PHILLIPS RD SW                            9,100      396,000    1,353,100     1,749,100          505,000
5/17/85    PORTLAND/MCLOUGHLIN II                           5,600      458,000      987,600     1,445,600          362,000
7/11/85    SAN DIEGO/KEARNY MESA                           13,200      783,000    2,022,200     2,805,200          736,000
5/20/85    MANCHESTER / SOUTH WILLOW II                    16,100      371,000    1,870,100     2,241,100          720,000
6/1/85     NORTH HOLLYWOOD / RAYMER                         6,400      967,000    1,069,400     2,036,400          395,000
7/12/85    SCOTTSDALE/70TH STREET                          10,300      632,000    1,538,300     2,170,300          563,000

                            STORAGE EQUITIES, INC.
                          SCHEDULE III - REAL ESTATE
                         AND ACCUMULATED DEPRECIATION

                                                                        INITIAL COST
                                                                   ------------------------       COSTS
  DATE                                                                         BUILDINGS &      SUBSEQUENT
ACQUIRED           DESCRIPTION                     ENCUMBRANCES      LAND      IMPROVEMENTS   TO ACQUISITION
- --------           -----------                     ------------    ---------   ------------   --------------
Mini-warehouses
7/26/85     CONCORD / HIGHWAY 29 NORTH                        -      150,000        750,000           121,000
10/1/85     NORTH HOLLYWOOD / WHITSETT                2,177,000    1,524,000      2,576,000           176,000
10/1/85     PORTLAND/S.E. 82ND AVE.                           -      354,000        496,000           192,000
9/18/85     MADISON / COPPS AV.                               -      450,000      1,150,000           256,000
9/25/85     COLUMBUS / SINCLAIR ROAD                          -      307,000        893,000           105,000
9/12/85     PHILADELPHIA/TACONY                               -      118,000      1,782,000           114,000
11/1/85     PERRYSBURG / HELEN DRIVE                          -      110,000      1,590,000          (205,000)
10/3/85     COLUMBUS / AMBLESIDE                              -      124,000      1,526,000          (207,000)
11/1/85     INDIANAPOLIS / PIKE PLAZA                         -      229,000      1,531,000           149,000
11/1/85     INDIANAPOLIS / ELMWOOD AV.                        -      198,000      1,342,000           112,000
10/17/85    EAST HARTFORD/ROBERTS                             -      219,000      1,481,000           237,000
10/17/85    WITHITA/ S. ROCK RD.                              -      501,000      1,478,000          (101,000)
10/9/85     WICHITA/E. HARRY                                  -      313,000      1,050,000          (156,000)
10/9/85     WICHITA / S. WOODLAWN                             -      263,000        905,000          (191,000)
10/9/85     WICHITA / E. KELLOGG                              -      185,000        658,000          (163,000)
10/9/85     WICHITA / S. TYLER                                -      294,000      1,004,000           (28,000)
10/9/85     WICHITA / W. MAPLE                                -      234,000        805,000          (210,000)
10/9/85     WICHITA / CAREY LANE                              -      192,000        674,000          (149,000)
10/9/85     WICHITA / E. MACARTHUR                            -      220,000        775,000          (204,000)
10/9/85     JOPLIN/S. RANGE LINE                              -      264,000        904,000          (111,000)
12/24/85    MILPITAS/PECTEN CT.                               -    1,623,000      1,577,000           183,000
12/1/85     PLEASANTON / SANTA RITA                   2,281,000    1,226,000      2,078,000           181,000
7/1/88      FORT WAYNE                                        -      101,000      1,524,000           (24,000)
10/3/85     SAN ANTONIO/WETMORE RD.                           -      306,000      1,079,000           347,000
10/3/85     SAN ANTONIO/CALLAGHAN                             -      288,000      1,016,000           271,000
10/3/85     SAN ANTONIO/ZARZAMORA                             -      364,000      1,281,000           324,000
10/3/85     SAN ANTONIO/HACKBERRY                             -      388,000      1,367,000           305,000
10/3/85     SAN ANTONIO/FREDERICKSBURG                        -      287,000      1,009,000           242,000
10/3/85     DALLAS/S. WESTMORELAND                            -      474,000      1,670,000           135,000
10/3/85     DALLAS/ALVIN ST.                                  -      359,000      1,266,000           102,000
10/3/85     FT. WORTH/W. BEACH ST.                            -      356,000      1,252,000           105,000
10/3/85     FT. WORTH/E. SEMINARY                             -      382,000      1,346,000           115,000
10/3/85     FT. WORTH/COCKRELL ST.                            -      323,000      1,136,000           114,000
11/7/85     EVERETT/EVERGREEN A                               -      706,000      2,294,000           304,000
11/7/85     SEATTLE/EMPIRE WAY                                -    1,652,000      5,348,000           469,000
12/1/85     AMHERST / NIAGRA FALLS                            -      132,000        701,000           183,000
12/18/85    KEARNS / SAMS BOULEVARD                           -      164,000      1,159,000          (351,000)

                                                   ADJUSTMENTS
                                                  RESULTING FROM                GROSS CARRYING AMOUNT
                                                  THE ACQUISITION                AT DECEMBER 31, 1994
  DATE                                                  OF             --------------------------------------    ACCUMULATED
ACQUIRED            DESCRIPTION                  MINORITY INTEREST        LAND        BUILDINGS      TOTAL       DEPRECIATION
- --------            -----------                  -----------------     ---------      ---------    ----------    ------------
Mini-warehouses
7/26/85     CONCORD / HIGHWAY 29 NORTH                       5,700       150,000       876,700      1,026,700         319,000
10/1/85     NORTH HOLLYWOOD / WHITSETT                      19,400     1,524,000     2,771,400      4,295,400       1,015,000
10/1/85     PORTLAND/S.E. 82ND AVE.                          3,700       354,000       691,700      1,045,700         235,000
9/18/85     MADISON / COPPS AV.                              8,700       450,000     1,414,700      1,864,700         523,000
9/25/85     COLUMBUS / SINCLAIR ROAD                         6,700       307,000     1,004,700      1,311,700         363,000
9/12/85     PHILADELPHIA/TACONY                             13,500       118,000     1,909,500      2,027,500         706,000
11/1/85     PERRYSBURG / HELEN DRIVE                        12,000       110,000     1,397,000      1,507,000         513,000
10/3/85     COLUMBUS / AMBLESIDE                            11,500       124,000     1,330,500      1,454,500         493,000
11/1/85     INDIANAPOLIS / PIKE PLAZA                       11,600       229,000     1,691,600      1,920,600         610,000
11/1/85     INDIANAPOLIS / ELMWOOD AV.                      10,100       198,000     1,464,100      1,662,100         528,000
10/17/85    EAST HARTFORD/ROBERTS                           11,200       219,000     1,729,200      1,948,200         621,000
10/17/85    WITHITA/ S. ROCK RD.                            11,200       642,000     1,247,200      1,889,200         482,000
10/9/85     WICHITA/E. HARRY                                 7,900       313,000       901,900      1,214,900         331,000
10/9/85     WICHITA / S. WOODLAWN                            6,800       263,000       720,800        983,800         278,000
10/9/85     WICHITA / E. KELLOGG                             5,000       185,000       500,000        685,000         193,000
10/9/85     WICHITA / S. TYLER                               7,600       294,000       983,600      1,277,600         305,000
10/9/85     WICHITA / W. MAPLE                               6,100       234,000       601,100        835,100         236,000
10/9/85     WICHITA / CAREY LANE                             5,100       192,000       530,100        722,100         201,000
10/9/85     WICHITA / E. MACARTHUR                           5,900       220,000       576,900        796,900         225,000
10/9/85     JOPLIN/S. RANGE LINE                             6,800       264,000       799,800      1,063,800         275,000
12/24/85    MILPITAS/PECTEN CT.                             11,900     1,623,000     1,771,900      3,394,900         632,000
12/1/85     PLEASANTON / SANTA RITA                         15,700     1,226,000     2,274,700      3,500,700         803,000
7/1/88      FORT WAYNE                                      11,500       101,000     1,511,500      1,612,500         398,000
10/3/85     SAN ANTONIO/WETMORE RD.                        (32,100)      306,000     1,393,900      1,699,900         481,000
10/3/85     SAN ANTONIO/CALLAGHAN                          (30,200)      288,000     1,256,800      1,544,800         440,000
10/3/85     SAN ANTONIO/ZARZAMORA                          (38,100)      364,000     1,566,900      1,930,900         553,000
10/3/85     SAN ANTONIO/HACKBERRY                          (40,700)      388,000     1,631,300      2,019,300         578,000
10/3/85     SAN ANTONIO/FREDERICKSBURG                     (30,000)      287,000     1,221,000      1,508,000         428,000
10/3/85     DALLAS/S. WESTMORELAND                         (49,700)      474,000     1,755,300      2,229,300         664,000
10/3/85     DALLAS/ALVIN ST.                               (37,700)      359,000     1,330,300      1,689,300         503,000
10/3/85     FT. WORTH/W. BEACH ST.                         (37,200)      356,000     1,319,800      1,675,800         501,000
10/3/85     FT. WORTH/E. SEMINARY                          (40,000)      382,000     1,421,000      1,803,000         535,000
10/3/85     FT. WORTH/COCKRELL ST.                         (33,800)      323,000     1,216,200      1,539,200         454,000
11/7/85     EVERETT/EVERGREEN A                            (68,200)      706,000     2,529,800      3,235,800         953,000
11/7/85     SEATTLE/EMPIRE WAY                             (159,100)    1,652,000     5,657,900      7,309,900       2,126,000
12/1/85     AMHERST / NIAGRA FALLS                         (20,900)      132,000       863,100        995,100         314,000
12/18/85    KEARNS / SAMS BOULEVARD                        (34,500)      164,000       773,500        937,500         309,000

                            STORAGE EQUITIES, INC.
                          SCHEDULE III - REAL ESTATE
                         AND ACCUMULATED DEPRECIATION

                                                                             INITIAL COST
                                                                       --------------------------       COSTS
  DATE                                                                               BUILDINGS &      SUBSEQUENT
ACQUIRED             DESCRIPTION                        ENCUMBRANCES      LAND       IMPROVEMENTS    TO ACQUISITION
- --------             -----------                        ------------   ----------    ------------    --------------
Mini-warehouses
3/11/86      JACKSONVILLE / HYDE PARK                              -      140,000        510,000          183,000
12/1/85      WHITEHALL / MACARTHUR RD.                             -      204,000      1,628,000          118,000
2/21/86      COSTA MESA/POMONA                                     -    1,405,000      1,520,000          244,000
12/1/85      BROCKTON / MAIN ST.                                   -      153,000      2,020,000         (290,000)
1/1/86       MAPLESHADE/RUDDEROW                                   -      362,000      1,811,000          188,000
1/1/86       BORDONTOWN/GROVEVILLE                                 -      196,000        981,000          111,000
12/31/85     EATONTOWN / HIGHWAY 35                                -      308,000      4,067,000          308,000
3/3/86       BREA/IMPERIAL HWY                                     -    1,069,000      2,165,000          294,000
12/1/85      DENVER/LEETSDALE                                      -      603,000        847,000          159,000
2/1/86       SKOKIE/MCCORMICK                                      -      638,000      1,912,000          177,000
1/8/86       SUN VALLEY/SHELDON                                    -      544,000      1,836,000          199,000
3/28/86      ST. LOUIS / FORDER RD.                                -      517,000      1,133,000          177,000
1/1/86       LAS VEGAS / HIGHLAND DRIVE                            -      432,000        848,000          161,000
5/1/86       WESTLAKE VILLAGE                                      -    1,205,000        995,000          153,000
2/19/86      COLORADO SPRINGS / SINTON ROAD                        -      535,000      1,115,000          129,000
2/20/86      OKLAHOMA CITY / N. PENNSYLVANIA                       -      146,000        829,000          108,000
2/20/86      OKLAHOMA CITY / 39TH EXPRESSWAY                       -      238,000        812,000          143,000
4/1/86       RENO / TELEGRAPH RD.                                  -      649,000      1,051,000          302,000
7/15/86      COLORADO SPRINGS / HOLLOW TREE COURT                  -      574,000        726,000          169,000
4/11/86      ST. LOUIS / KIRKHAM                                   -      199,000      1,001,000          135,000
4/11/86      ST.LOUIS / REAVIS BARRACKS RD.                        -      192,000        958,000          135,000
4/10/86      FT. WORTH / E. LOOP 820                               -      196,000        804,000          128,000
6/1/86       RICHLAN HILLS                                         -      543,000        857,000          341,000
5/29/86      SACRAMENTO / FRANKLIN BOULEVARD                       -      872,000        978,000          293,000
6/10/86      WEST VALLEY / S 3600 W                                -      208,000      1,552,000          174,000
7/1/86       LOS ANGELES / PURDUE                                  -    2,415,000      3,585,000          271,000
7/15/86      CAPITOL HEIGHTS / CENTRAL AVENUE                      -      649,000      3,851,000          237,000
10/24/86     FREMONT / PERALTA                                     -      851,000      1,074,000          232,000
7/1/86       PONTIAC / DIXIE HIGHWAY                               -      259,000      2,091,000           21,000
8/1/86       LAUREL /FT MEADE RD.                                  -      475,000      1,475,000          188,000
9/10/86      KANSAS CITY / 44TH ST.                                -      509,000      1,906,000          342,000
10/1/86      HIGHLAND / 27TH PL.                                   -       89,000        786,000           70,000
10/1/86      RIVERCHASE / MINI WRHS. RD                            -      262,000      1,338,000          259,000
10/1/86      EASTWOOD / OPORTO-MADRID                              -      166,000      1,184,000          120,000
10/1/86      FORESTDALE / PEBBLE CREEK                             -      152,000        948,000          110,000
10/1/86      CENTERPOINT / CNTRPNT RD.                             -      265,000      1,305,000          168,000
10/1/86      ROEBUCK PLAZA / GADSDEN HWY                           -      101,000        399,000          116,000

                                                      ADJUSTMENTS
                                                     RESULTING FROM               GROSS CARRYING AMOUNT
                                                     THE ACQUISITION              AT DECEMBER 31, 1994
  DATE                                                     OF             --------------------------------------    ACCUMULATED
ACQUIRED            DESCRIPTION                     MINORITY INTEREST       LAND        BUILDINGS        TOTAL      DEPRECIATION
- --------            -----------                     -----------------     ---------    -----------     ---------    ------------
Mini-warehouses
3/11/86      JACKSONVILLE / HYDE PARK                         (15,200)      140,000        677,800       817,800        229,000
12/1/85      WHITEHALL / MACARTHUR RD.                        (48,400)      204,000      1,697,600     1,901,600        628,000
2/21/86      COSTA MESA/POMONA                                (45,200)    1,405,000      1,718,800     3,123,800        629,000
12/1/85      BROCKTON / MAIN ST.                              (60,100)      153,000      1,669,900     1,822,900        646,000
1/1/86       MAPLESHADE/RUDDEROW                              (53,900)      362,000      1,945,100     2,307,100        706,000
1/1/86       BORDONTOWN/GROVEVILLE                            (29,200)      196,000      1,062,800     1,258,800        385,000
12/31/85     EATONTOWN / HIGHWAY 35                          (121,000)      308,000      4,254,000     4,562,000      1,571,000
3/3/86       BREA/IMPERIAL HWY                                (64,400)    1,069,000      2,394,600     3,463,600        870,000
12/1/85      DENVER/LEETSDALE                                 (25,200)      603,000        980,800     1,583,800        358,000
2/1/86       SKOKIE/MCCORMICK                                 (56,900)      638,000      2,032,100     2,670,100        729,000
1/8/86       SUN VALLEY/SHELDON                               (54,600)      544,000      1,980,400     2,524,400        725,000
3/28/86      ST. LOUIS / FORDER RD.                           (33,700)      517,000      1,276,300     1,793,300        453,000
1/1/86       LAS VEGAS / HIGHLAND DRIVE                       (25,200)      432,000        983,800     1,415,800        354,000
5/1/86       WESTLAKE VILLAGE                                 (29,600)    1,205,000      1,118,400     2,323,400        389,000
2/19/86      COLORADO SPRINGS / SINTON ROAD                   (33,200)      535,000      1,210,800     1,745,800        434,000
2/20/86      OKLAHOMA CITY / N. PENNSYLVANIA                  (24,700)      146,000        912,300     1,058,300        326,000
2/20/86      OKLAHOMA CITY / 39TH EXPRESSWAY                  (24,200)      238,000        930,800     1,168,800        328,000
4/1/86       RENO / TELEGRAPH RD.                             (31,300)      649,000      1,321,700     1,970,700        456,000
7/15/86      COLORADO SPRINGS / HOLLOW TREE COURT             (21,600)      574,000        873,400     1,447,400        302,000
4/11/86      ST. LOUIS / KIRKHAM                              (69,600)      199,000      1,066,400     1,265,400        393,000
4/11/86      ST.LOUIS / REAVIS BARRACKS RD.                   (66,600)      192,000      1,026,400     1,218,400        371,000
4/10/86      FT. WORTH / E. LOOP 820                          (55,900)      196,000        876,100     1,072,100        324,000
6/1/86       RICHLAN HILLS                                    (59,600)      543,000      1,138,400     1,681,400        427,000
5/29/86      SACRAMENTO / FRANKLIN BOULEVARD                  (68,000)      872,000      1,203,000     2,075,000        429,000
6/10/86      WEST VALLEY / S 3600 W                          (108,000)      208,000      1,618,000     1,826,000        595,000
7/1/86       LOS ANGELES / PURDUE                            (249,400)    2,415,000      3,606,600     6,021,600      1,309,000
7/15/86      CAPITOL HEIGHTS / CENTRAL AVENUE                (267,900)      649,000      3,820,100     4,469,100      1,396,000
10/24/86     FREMONT / PERALTA                                (74,700)      851,000      1,231,300     2,082,300        419,000
7/1/86       PONTIAC / DIXIE HIGHWAY                         (145,500)      259,000      1,966,500     2,225,500        719,000
8/1/86       LAUREL /FT MEADE RD.                            (102,600)      475,000      1,560,400     2,035,400        548,000
9/10/86      KANSAS CITY / 44TH ST.                          (132,600)      509,000      2,115,400     2,624,400        746,000
10/1/86      HIGHLAND / 27TH PL.                              (54,700)       89,000        801,300       890,300        277,000
10/1/86      RIVERCHASE / MINI WRHS. RD                       (93,100)      262,000      1,503,900     1,765,900        517,000
10/1/86      EASTWOOD / OPORTO-MADRID                         (82,400)      166,000      1,221,600     1,387,600        420,000
10/1/86      FORESTDALE / PEBBLE CREEK                        (66,000)      152,000        992,000     1,144,000        342,000
10/1/86      CENTERPOINT / CNTRPNT RD.                        (90,800)      265,000      1,382,200     1,647,200        480,000
10/1/86      ROEBUCK PLAZA / GADSDEN HWY                      (27,800)      101,000        487,200       588,200        163,000

                            STORAGE EQUITIES, INC.
                          SCHEDULE III - REAL ESTATE
                         AND ACCUMULATED DEPRECIATION


                                                                                INITIAL COST
                                                                         --------------------------        COSTS
  DATE                                                                                 BUILDINGS &       SUBSEQUENT
ACQUIRED              DESCRIPTION                        ENCUMBRANCES      LAND        IMPROVEMENTS    TO ACQUISITION
- --------              -----------                        ------------    ---------     ------------    --------------
Miniwarehouses

10/1/86     GREENSPRINGS / OXMOOR                                  -       347,000       1,173,000          269,000
10/1/86     HOOVER / LORNA RD.                                     -       372,000       1,128,000          278,000
10/1/86     MIDFIELD / BESSEMER SPR HWY                            -       170,000         355,000          154,000
10/1/86     HUNTSVILLE / LEEMAN FERRY                              -       158,000         992,000          164,000
10/1/86     HUNTSVILLE / DRAKE AVE                                 -       253,000       1,172,000          186,000
10/1/86     ANNISTON / WHITESIDE                                   -        59,000         566,000           94,000
10/1/86     HOUSTON / GLENVISTA ST.                                -       595,000       1,043,000          177,000
10/1/86     HOUSTON / NORTH FREEWAY I                              -       704,000       1,146,000          413,000
10/1/86     HOUSTON / RODGERDALE                                   -     1,631,000       2,792,000          399,000
10/1/86     HOUSTON / GESSNER                                      -     1,032,000       1,693,000          250,000
10/1/86     HOUSTON / RICHMOND                                     -     1,502,000       2,506,000          381,000
10/1/86     HOUSTON / GULFTON                                      -     1,732,000       3,036,000          781,000
10/1/86     HOUSTON / WEST PARK                                    -       503,000         854,000          124,000
10/23/86    JONESBORO / JONESBORO ROAD                             -       157,000         718,000          129,000
9/12/86     LAKEWOOD / WADSWORTH - 6TH                             -     1,070,000       3,155,000          421,000
10/1/86     HOUSTON / SOUTH LOOP WEST                              -     1,299,000       3,491,000          627,000
10/1/86     HOUSTON / PLAINFIELD ROAD                              -       904,000       2,319,000          320,000
10/1/86     HOUSTON / FM 1960                                      -       719,000       1,987,000          267,000
10/1/86     HOUSTON / OLD KATY RD.                                 -     1,365,000       3,431,000          383,000
10/1/86     HOUSTON / LONG POINT                                   -       451,000       1,187,000          340,000
10/1/86     AUSTIN / RESEARCH BLVD.                                -     1,390,000       1,710,000          273,000
12/31/86    LYNNWOOD / 196TH STREET SW                             -     1,063,000       1,602,000          286,000
12/10/86    AUBURN / AUBURN                                        -       606,000       1,144,000          282,000
12/18/86    GRESHAM / BURNSIDE                                     -       351,000       1,056,000          287,000
12/19/86    DENVER / SHERIDAN BOULEVARD                            -     1,033,000       2,792,000          392,000
12/10/86    MARIETTA/COBB PARKWAY II                               -       536,000       2,764,000          456,000
12/10/86    HILLSBORO / TUALATIN HWY.                              -       461,000         574,000          177,000
11/26/86    ARLETA / OSBORNE STREET                                -       987,000         663,000          185,000
4/1/87      CITY OF INDUSTRY / AMAR                                -       748,000       2,052,000          249,000
3/16/87     ANNANDALE / RAVENSWORTH                                -       679,000       1,621,000          146,000
5/28/87     OKLAHOMA CITY / W. HEFNER                              -       459,000         941,000          199,000
12/23/86    SAN ANTONIO / WEST SUNSET ROAD                         -     1,206,000       1,594,000          350,000
8/11/87     HAMMOND / CALUMET                                      -        97,000         751,000          401,000
7/1/88      PORTLAND / MOODY                                       -       663,000       1,637,000         (106,000)
7/16/87     OAKBROOK / ROOSEVELT ROAD                              -       912,000       2,688,000          508,000
10/17/87    PLANTATION / S. STATE RD. 7                            -       924,000       1,801,000          219,000
3/1/88      ANAHEIM / N. LAKEVIEW                                  -       995,000       1,505,000          428,000

                                                      ADJUSTMENTS
                                                     RESULTING FROM                GROSS CARRYING AMOUNT
                                                    THE ACQUISITION                 AT DECEMBER 31, 1994
  DATE                                                     OF             ---------------------------------------  ACCUMULATED
ACQUIRED              DESCRIPTION                   MINORITY INTEREST        LAND       BUILDINGS       TOTAL      DEPRECIATION
- --------              -----------                   -----------------     -----------  -----------   -----------   ------------
Miniwarehouses

10/1/86     GREENSPRINGS / OXMOOR                             (81,600)       347,000     1,360,400    1,707,400        467,000
10/1/86     HOOVER / LORNA RD.                                (78,500)       372,000     1,327,500    1,699,500        459,000
10/1/86     MIDFIELD / BESSEMER SPR HWY                       (24,700)       170,000       484,300      654,300        164,000
10/1/86     HUNTSVILLE / LEEMAN FERRY                         (69,000)       158,000     1,087,000    1,245,000        365,000
10/1/86     HUNTSVILLE / DRAKE AVE                            (81,500)       253,000     1,276,500    1,529,500        440,000
10/1/86     ANNISTON / WHITESIDE                              (39,400)        59,000       620,600      679,600        232,000
10/1/86     HOUSTON / GLENVISTA ST.                           (72,600)       595,000     1,147,400    1,742,400        411,000
10/1/86     HOUSTON / NORTH FREEWAY I                         (79,700)       704,000     1,479,300    2,183,300        447,000
10/1/86     HOUSTON / RODGERDALE                             (194,200)     1,631,000     2,996,800    4,627,800      1,045,000
10/1/86     HOUSTON / GESSNER                                (117,800)     1,032,000     1,825,200    2,857,200        636,000
10/1/86     HOUSTON / RICHMOND                               (174,300)     1,502,000     2,712,700    4,214,700        950,000
10/1/86     HOUSTON / GULFTON                                (211,200)     1,732,000     3,605,800    5,337,800      1,185,000
10/1/86     HOUSTON / WEST PARK                               (59,400)       503,000       918,600    1,421,600        321,000
10/23/86    JONESBORO / JONESBORO ROAD                        (50,000)       157,000       797,000      954,000        272,000
9/12/86     LAKEWOOD / WADSWORTH - 6TH                        (97,900)     1,070,000     3,478,100    4,548,100      1,169,000
10/1/86     HOUSTON / SOUTH LOOP WEST                        (108,300)     1,299,000     4,009,700    5,308,700      1,307,000
10/1/86     HOUSTON / PLAINFIELD ROAD                         (72,000)       904,000     2,567,000    3,471,000        863,000
10/1/86     HOUSTON / FM 1960                                 (61,700)       719,000     2,192,300    2,911,300        743,000
10/1/86     HOUSTON / OLD KATY RD.                           (106,500)     1,365,000     3,707,500    5,072,500      1,253,000
10/1/86     HOUSTON / LONG POINT                              (36,800)       451,000     1,490,200    1,941,200        449,000
10/1/86     AUSTIN / RESEARCH BLVD.                           (53,100)     1,390,000     1,929,900    3,319,900        646,000
12/31/86    LYNNWOOD / 196TH STREET SW                        (49,700)     1,063,000     1,838,300    2,901,300        589,000
12/10/86    AUBURN / AUBURN                                   (35,500)       606,000     1,390,500    1,996,500        433,000
12/18/86    GRESHAM / BURNSIDE                                (32,800)       351,000     1,310,200    1,661,200        429,000
12/19/86    DENVER / SHERIDAN BOULEVARD                       (86,600)     1,033,000     3,097,400    4,130,400      1,007,000
12/10/86    MARIETTA/COBB PARKWAY II                          (85,800)       536,000     3,134,200    3,670,200      1,030,000
12/10/86    HILLSBORO / TUALATIN HWY.                         (17,800)       461,000       733,200    1,194,200        241,000
11/26/86    ARLETA / OSBORNE STREET                           (20,600)       987,000       827,400    1,814,400        264,000
4/1/87      CITY OF INDUSTRY / AMAR                           (63,700)       748,000     2,237,300    2,985,300        537,000
3/16/87     ANNANDALE / RAVENSWORTH                           (50,300)       679,000     1,716,700    2,395,700        550,000
5/28/87     OKLAHOMA CITY / W. HEFNER                         (29,200)       459,000     1,110,800    1,569,800        351,000
12/23/86    SAN ANTONIO / WEST SUNSET ROAD                    (49,500)     1,206,000     1,894,500    3,100,500        589,000
8/11/87     HAMMOND / CALUMET                                 (23,300)        97,000     1,128,700    1,225,700        329,000
7/1/88      PORTLAND / MOODY                                  (50,800)       663,000     1,480,200    2,143,200        466,000
7/16/87     OAKBROOK / ROOSEVELT ROAD                        (229,700)       912,000     2,966,300    3,878,300        945,000
10/17/87    PLANTATION / S. STATE RD. 7                      (153,900)       924,000     1,866,100    2,790,100        580,000
3/1/88      ANAHEIM / N. LAKEVIEW                            (128,600)       995,000     1,804,400    2,799,400        532,000

                            STORAGE EQUITIES, INC.
                          SCHEDULE III - REAL ESTATE
                         AND ACCUMULATED DEPRECIATION

                                                                                INITIAL COST
                                                                         --------------------------        COSTS
  DATE                                                                                 BUILDINGS &       SUBSEQUENT
ACQUIRED              DESCRIPTION                        ENCUMBRANCES      LAND        IMPROVEMENTS    TO ACQUISITION
- --------              -----------                        ------------    ---------     ------------    --------------
Mini-warehouses
8/20/87     SAN ANTONIO / AUSTIN HWY. II                           -       400,000         850,000          114,000
10/1/87     ROCKVILLE / FREDRICK ROAD                              -     1,695,000       3,305,000          571,000
Business parks
12/1/81     SOUTH HOUSTON/SO. SHAVER                               -       354,000       1,981,000          112,000
5/2/94      MONTEREY PARK                                          -     3,150,000       5,860,000           29,000
1/1/84      SIGNAL HILL/JUNIPERO                                   -     1,195,000       2,220,000          517,000
1/1/84      LAKEWOOD / WATSON PLAZA                                -     2,513,000       4,238,000        1,601,000
4/1/84      AUSTIN/LAMAR BOULEVARD                                 -     4,321,000       5,937,000        2,743,000
3/29/85     SACRAMENTO/NORTHGATE BLVD.                             -     1,536,000       5,689,000        1,763,000
7/10/85     HOUSTON/N.BARKER'S LANDING                             -     2,221,000      12,179,000        2,289,000
10/4/85     SAN ANTONIO/ONE PARK TEN                               -     2,365,000       6,215,000        2,537,000
10/4/85     SAN ANTONIO/PARK TERRACE                               -       943,000       2,477,000          635,000
2/28/86     SAN DIEGO/CAMINO DEL RIO S.                            -     1,967,000       6,783,000        2,024,000
3/28/86     CULVER CITY/UPLANDER                           2,976,000     7,544,000      11,656,000        3,133,000
3/27/86     TEMPE/UNIVERSITY                                       -     4,201,000       5,099,000        2,494,000
5/30/86     SIGNAL HILL/E. 28TH STREET                             -     2,463,000       4,837,000          939,000
7/25/86     MESA/W.MAIN                                            -     1,333,000       2,935,000          757,000
7/25/86     TEMPE/S.EDWARD                                         -     1,419,000       3,123,000          787,000
5/27/87     CARSON/LEAPWOOD                                        -     2,535,000       3,165,000          787,000
                                                          51,788,000   267,339,000     636,059,000       71,867,000

                                                      ADJUSTMENTS
                                                     RESULTING FROM                GROSS CARRYING AMOUNT
                                                    THE ACQUISITION                 AT DECEMBER 31, 1994
  DATE                                                     OF             ---------------------------------------  ACCUMULATED
ACQUIRED              DESCRIPTION                   MINORITY INTEREST        LAND       BUILDINGS       TOTAL      DEPRECIATION
- --------              -----------                   -----------------     -----------  -----------   -----------   ------------
Mini-warehouses
8/20/87     SAN ANTONIO / AUSTIN HWY. II                      (72,600)       400,000       891,400    1,291,400        281,000
10/1/87     ROCKVILLE / FREDRICK ROAD                        (282,400)     1,695,000     3,593,600    5,288,600      1,123,000
Business parks
12/1/81     SOUTH HOUSTON/SO. SHAVER                                -        354,000     2,093,000    2,447,000      1,092,000
5/2/94      MONTEREY PARK                                           -      3,150,000     5,889,000    9,039,000        160,000
1/1/84      SIGNAL HILL/JUNIPERO                                 (200)     1,195,000     2,736,800    3,931,800      1,202,400
1/1/84      LAKEWOOD / WATSON PLAZA                           (17,900)     2,513,000     5,821,100    8,334,100      3,008,000
4/1/84      AUSTIN/LAMAR BOULEVARD                            (25,100)     4,321,000     8,654,900   12,975,900      3,960,000
3/29/85     SACRAMENTO/NORTHGATE BLVD.                         47,900      1,536,000     7,499,900    9,035,900      3,259,000
7/10/85     HOUSTON/N.BARKER'S LANDING                         91,900      2,221,000    14,559,900   16,780,900      6,179,000
10/4/85     SAN ANTONIO/ONE PARK TEN                           46,900      2,365,000     8,798,900   11,163,900      3,176,000
10/4/85     SAN ANTONIO/PARK TERRACE                           18,700        943,000     3,130,700    4,073,700      1,971,000
2/28/86     SAN DIEGO/CAMINO DEL RIO S.                      (201,800)     1,967,000     8,605,200   10,572,200      3,578,000
3/28/86     CULVER CITY/UPLANDER                             (346,800)     7,544,000    14,442,200   21,986,200      5,917,000
3/27/86     TEMPE/UNIVERSITY                                 (354,700)     4,201,000     7,238,300   11,439,300      3,095,000
5/30/86     SIGNAL HILL/E. 28TH STREET                       (336,500)     2,463,000     5,439,500    7,902,500      2,104,000
7/25/86     MESA/W.MAIN                                       (91,100)     1,333,000     3,600,900    4,933,900      1,493,000
7/25/86     TEMPE/S.EDWARD                                    (96,900)     1,419,000     3,813,100    5,232,100      1,484,000
5/27/87     CARSON/LEAPWOOD                                  (270,400)     2,535,000     3,681,600    6,216,600      1,282,000
                                                           (7,547,200)   267,039,000   700,678,800  967,717,800    202,745,000

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