Form 10-Q
period 1995-03-31
STORAGE EQUITIES INC
filed 1995-05-09
CIK 318380

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended   March 31, 1995
                               ----------------

                                       or

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the transition period from _________________ to _________________.


Commission File Number:     1-8389
                        ----------


                             STORAGE EQUITIES, INC.
                             ----------------------
             (Exact name of registrant as specified in its charter)


                California                                     95-3551121
     --------------------------------                   ----------------------
     (State or other jurisdiction of                       (I.R.S. Employer
      incorporation or organization)                    Identification Number)


600 North Brand Blvd., Glendale, California                    91203-1241
- -------------------------------------------             -----------------------
  (Address of principal executive offices)                     (Zip Code)


Registrant's telephone number, including area code: (818) 244-8080  .
                                                    ----------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              [X] Yes   [_] No
                                               ----


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of May 1, 1995:

Common Stock, $.10 par value, 32,838,310 shares outstanding
- -----------------------------------------------------------

                            STORAGE EQUITIES, INC.

                                     INDEX


                                                                         Pages
                                                                         -----
PART I.  FINANCIAL INFORMATION
- ------------------------------

Item 1.  Condensed Consolidated Balance Sheets at
                 March 31, 1995 and December 31, 1994                    1

               Condensed Consolidated Statements of Income
                 for the Three Months Ended March 31, 1995 and 1994      2

               Condensed Consolidated Statement of Shareholders'
                 Equity                                                  3

               Condensed Consolidated Statements of Cash Flows
                 for the Three Months Ended March 31, 1995 and 1994      4- 5

               Notes to Condensed Consolidated Financial Statements      6 - 13

Item 2.  Management's Discussion and Analysis of Financial
               Condition and Results of Operations                       14 - 22

PART II.  OTHER INFORMATION (Items 1, and 3 are not applicable)
- ---------------------------

Item 2         Changes in Securities                                     23
Item 4         Submission of Matters to a Vote of Security Holders       23
Item 5         Other Information                                         25 - 57
Item 6.        Exhibits and Reports on Form 8-K                          58

                            STORAGE EQUITIES, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                                               MARCH 31,         DECEMBER 31,
                                                                                                 1995                 1994
                                                                                             -------------       -------------
                                                                                              (Unaudited)
       A S S E T S
       -----------
Cash and cash equivalents                                                                    $  20,532,000       $  20,151,000
Real estate facilities, at cost,  net of accumulated
 depreciation of $210,881,000 at March 31, 1995 and
 $202,745,000 at December 31, 1994)                                                            878,269,000         764,973,000

Mortgage notes receivable from affiliates                                                       20,545,000          23,062,000
Other assets                                                                                    12,991,000          12,123,000
                                                                                             -------------        ------------
       Total assets                                                                          $ 932,337,000       $ 820,309,000
                                                                                             =============       =============

      L I A B I L I T I E S    A N D    E Q U I T Y
      ---------------------------------------------
Note payable to banks                                                                        $  35,000,000       $  25,447,000
Mortgage notes payable                                                                          52,119,000          51,788,000
Accrued and other liabilities                                                                   14,893,000          14,061,000
                                                                                             -------------       -------------
       Total liabilities                                                                       102,012,000          91,296,000

Minority interest                                                                              133,893,000         141,227,000

Shareholders' equity:
 Preferred Stock, $.01 par value, 50,000,000 shares authorized, 11,106,000 shares issued and outstanding (8,911,000 shares at December 31, 1994), at liquidation preference:

   Cumulative Senior Preferred Stock, issued in series (Note 9)                                220,150,000         165,275,000
   Convertible preferred stock                                                                  57,500,000          57,500,000

 Common stock, $.10 par value, 60,000,000 shares authorized, 32,838,310 shares
  issued and outstanding (28,826,707 at December 31, 1994)                                       3,284,000           2,883,000

 Paid-in capital                                                                               424,965,000         372,361,000
 Cumulative net income                                                                         185,685,000         172,485,000
 Cumulative distributions paid                                                                (195,152,000)       (182,718,000)
                                                                                             -------------       -------------
  Total shareholders' equity                                                                   696,432,000         587,786,000
                                                                                             -------------       -------------
  Total liabilities and shareholders' equity                                                 $ 932,337,000       $ 820,309,000
                                                                                             =============       =============

           See notes to condensed consolidated financial statements.

                            STORAGE EQUITIES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF INCOME


                                                   For the Three Months Ended
                                                             March 31,
                                                   --------------------------
                                                       1995           1994
                                                   ------------   -----------
REVENUES:
  Rental income                                    $41,974,000     $31,299,000

  Interest and other income                          1,224,000       1,650,000
                                                   -----------     -----------

                                                    43,198,000      32,949,000
                                                   -----------     -----------

EXPENSES:
 Cost of operations (including property
  management fees paid to affiliates totaling
  $2,431,000 and $1,836,000 in 1995 and 1994,
  respectively)                                     15,807,000      11,926,000

 Depreciation and amortization                       8,147,000       6,811,000

 General and administrative                          1,091,000         740,000

 Advisory fee                                        1,610,000       1,119,000

 Interest expense                                    1,520,000       1,558,000
                                                   -----------     -----------

                                                    28,175,000      22,154,000
                                                   -----------     -----------

Income before minority interest                     15,023,000      10,795,000

Minority interest in income                         (1,823,000)     (2,049,000)
                                                   -----------     -----------

Net income                                         $13,200,000     $ 8,746,000
                                                   ===========     ===========

Allocation of net income:
- -------------------------

Net income allocable to preferred shareholders     $ 5,976,000     $ 3,649,000

Net income allocable to common shareholders          7,224,000       5,097,000
                                                   -----------     -----------

  Net income                                       $13,200,000     $ 8,746,000
                                                   ===========     ===========

Net income per common share                        $       .24     $       .24
                                                   ===========     ===========

Weighted average common shares outstanding          30,566,839      21,166,478
                                                   ===========     ===========

           See notes to condensed consolidated financial statements.

                            STORAGE EQUITIES, INC.
               CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                  For the Three Months Ended March 31, 1995
           (Amounts in thousands, except share and per share data)


                                            Preferred Stock                                               Total
                                            ---------------       Common      Paid-in    Cumulative     Cumulative    Shareholders'
                                        Cumulative   Convertible   Stock      Capital    Net Income    Distributions     Equity
                                        ----------   -----------  -------   -----------  -----------   -------------  -------------

Balances at December 31, 1994             $165,275       $57,500   $2,883     $372,361     $172,485      $(182,718)      $587,786

Issuance of Preferred Stock, net
 of issuance costs:
     Series E (2,195,000 shares)            54,875             -        -       (1,987)          -               -         52,888

Issuance of Common Stock
 (4,011,603 shares)                              -             -      401       54,591           -               -         54,992

Net income                                       -             -        -            -      13,200               -         13,200

Cash distributions:
 Preferred Stock (Series A - $.625
  per share, Series B - $.575 per
  share, Series C - $.542 per
  share, Series D - $.594 per
  share , Series E- $.417 per
  share and Convertible - $.516
  per share)                                     -             -        -            -           -          (5,976)        (5,976)

 Common Stock, $0.22 per share                   -             -        -            -           -          (6,458)        (6,458)
                                          --------       -------   ------     --------    --------       ---------       --------

Balances at March 31, 1995                $220,150       $57,500   $3,284     $424,965    $185,685       $(195,152)      $696,432
                                          ========       =======   ======     ========    ========       =========       ========

           See notes to condensed consolidated financial statements.

                            STORAGE EQUITIES, INC.
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (Unaudited)

                                                   For the Three Months Ended
                                                            March 31,
                                                   ----------------------------
                                                      1995             1994
                                                   ------------    ------------
Cash flows from operating
 activities:
 Net income                                        $ 13,200,000    $  8,746,000
 Adjustments to reconcile net
  income to net cash provided by
  operating activities:
   Depreciation and amortization
    (including amortization of
    mortgage notes receivable
    discounts)                                        8,107,000       6,562,000
   Minority interest in income                        1,823,000       2,049,000
                                                   ------------    ------------

    Total adjustments                                 9,930,000       8,611,000
                                                   ------------    ------------

    Net cash provided by operating
     activities                                      23,130,000      17,357,000
                                                   ------------    ------------

Cash flows from investing activities:
  Principal payments received on
   mortgage notes receivable from
   affiliates                                           284,000         212,000
  Acquisitions of real estate
   facilities                                       (33,662,000)    (27,452,000)
  Acquisition cost of merger                        (21,427,000)              -
  Capital improvement to real
   estate facilities                                 (1,058,000)       (604,000)
  Construction in process                            (2,100,000)              -
  Acquisition of minority
   interests in real estate
   partnerships                                      (8,536,000)              -
  Acquisition of mortgage notes
   receivable                                                 -      (4,020,000)
                                                   ------------    ------------

    Net cash used in investing activities           (66,499,000)    (31,864,000)
                                                   ------------    ------------

Cash flows from financing activities:
  Net borrowings (pay downs) on
   note payable to banks                              9,553,000     (35,770,000)
  Net proceeds from the issuance
   of preferred stock                                52,888,000               -
  Net proceeds from the issuance
   of common stock                                      460,000      78,527,000
  Principal payments on mortgage
   notes payable                                       (409,000)     (4,137,000)
  Distributions paid to
   shareholders                                     (12,434,000)     (8,601,000)
  Distributions from operations to
   minority interest in real
   estate partnerships                               (4,596,000)     (6,102,000)
  Reinvestment by minority
   interests into real estate
   partnerships                                         864,000       2,048,000
  Other                                              (2,576,000)     (1,834,000)
                                                   ------------    ------------

    Net cash provided by financing
     activities                                      43,750,000      24,131,000
                                                   ------------    ------------

Net increase in cash and cash
 equivalents                                            381,000       9,624,000

Cash and cash equivalents at the
 beginning of the period                             20,151,000      10,532,000
                                                   ------------    ------------

Cash and cash equivalents at the
 end of the period                                 $ 20,532,000    $ 20,156,000
                                                   ============    ============

           See notes to condensed consolidated financial statements.

                            STORAGE EQUITIES, INC.
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (Unaudited)

                                  (CONTINUED)

                                                   For the Three Months Ended
                                                            March 31,
                                                   ----------------------------
                                                       1995         1994
                                                       ----         ----

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND
  FINANCING ACTIVITIES:

  Cancellation of mortgage notes receivable
   to acquire real estate facilities               $  2,273,000    $  5,001,000

  Assumption of mortgage notes payable upon
    the acquisition of real estate facilities           740,000       2,350,000

  Reduction in other assets - deposits on
    real estate acquisitions                                  -       4,350,000

  Issuance of common stock:
     - to acquire real estate facilities             10,598,000               -
     - to acquire partnership interests in
       real estate entities                             757,000               -

  Acquisition of partnership interests in
    real estate entities in exchange for
    common stock                                       (757,000)              -

  Acquisition of real estate facilities in
    exchange for the cancellation of mortgage
    notes receivable, the assumption of
    mortgage notes payable, reduction in
    deposits made to acquire real estate
    facilities and issuance of common stock         (11,338,000)    (11,701,000)

  Increase in Accrued and other liabilities -
    common stock issuance costs                         738,000               -

  Acquisition of Public Storage Properties VI,
    Inc. (Note 3):

     Real estate facilities                         (66,475,000)              -
     Other assets                                      (279,000)              -
     Accrued and other liabilities                    1,412,000               -
     Issuance of common stock                        43,915,000               -

           See notes to condensed consolidated financial statements.

                            STORAGE EQUITIES, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31,1995

1.  Description of the business
    ---------------------------

         Storage Equities, Inc. (the "Company") is a California corporation that invests primarily in existing mini-warehouses which offer self storage spaces for lease, usually on a month-to-month basis, for personal and business use. The Company, to a lesser extent, has also invested in business park facilities containing commercial and industrial rental space.

         At March 31, 1995, the Company had equity interests (through direct ownership, as well as general and limited partnership interests) in 438 properties located in 37 states, including 403 mini-warehouse facilities, 16 business parks and 19 combination mini-warehouse/business park facilities. All of these facilities are operated under the "Public Storage" name.

         As of March 31, 1995, the Company has invested in 211 properties jointly through general partnerships (the "Joint Ventures") with PS Partners, Ltd. ("PSP-1"); PS Partners II, Ltd. ("PSP-2"); PS Partners III, Ltd. ("PSP-3"); PS Partners IV, Ltd. ("PSP-4"); PS Partners V, Ltd. ("PSP-5"); PS Partners VI, Ltd. ("PSP-6"); and PS Partners VII, Ltd. ("PSP-7"). In addition, the Company also owns limited partnership units and general partnership interests in each of the above partnerships including PS Partners VIII, Ltd. ("PSP-8"). These eight publicly-held partnerships (collectively the "PSP Partnerships") are affiliates of the Company.

2.  Summary of significant accounting policies
    ------------------------------------------

    Basis of presentation
    ---------------------

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 1995 are not necessarily indicative of the results that may be expected for the year ended December 31, 1995. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for year ended December 31, 1994.

                            STORAGE EQUITIES, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                March 31, 1995

2.  Summary of significant accounting policies (Cont'd.)
    ----------------------------------------------------

    Basis of presentation (Cont'd.)
    -------------------------------

         The condensed consolidated financial statements include the accounts of
    the Company and the PSP Partnerships.   The Company through its direct
    ownership interests in the Joint Ventures combined with its limited and general partnership interests owns a significant economic interest in each of the PSP Partnerships (Note 7). In addition, the Company is able to exercise significant control over the PSP Partnerships through its (i) position as a co-general partner, (ii) ownership of significant limited partnership interests and (iii) ability to compel the sale of the properties held in the Joint Ventures; such properties represent a significant majority of the PSP Partnerships' investment portfolio.

         The Company's aggregate cost of its interests in the PSP Partnerships is less than the historical book value of such interests in the underlying net assets of the PSP Partnerships. In consolidation, the difference between the Company's cost and the historical carrying value of the underlying properties has been allocated to the real estate facilities and is being amortized over the remaining lives of the real estate facilities.

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

         Under the terms of the joint venture agreements, depreciation with respect to the Joint Ventures is allocated first to the PSP Partnerships to the extent of their original capital contribution then to the Company to the extent of its original capital contribution and thereafter pro rata based on ownership interests in each respective Joint Venture.

                            STORAGE EQUITIES, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                March 31, 1995

2.  Summary of significant accounting policies (Cont'd.)
    ----------------------------------------------------

    Basis of presentation (Cont'd.)
    -------------------------------

    Net income per common share
    ---------------------------

         Net income per common share is computed using the weighted average common shares outstanding (adjusted for stock options). The Company's preferred stock has been determined not to be common stock equivalents. In computing earnings per common share, the preferred stock dividends reduced income available to common stockholders. Fully diluted earnings per common share are not presented, as the assumed conversion of the 8.25% Convertible Preferred Stock would be anti-dilutive.

    Revenue recognition
    -------------------
         Property rents are recognized as earned.

         Interest income on mortgage notes receivable is recognized using the effective rate of interest.

3.  Acquisition of Public Storage Properties VI, Inc. ("Properties 6")
    ----------------------------------------------------------------

         On February 28, 1995, the Company completed a merger transaction (the "Merger") with Properties 6 whereby the Company acquired all the outstanding stock of Properties 6 in exchange for cash and common stock of the Company. Properties 6, a real estate investment trust and an affiliate of the Company's investment adviser, owned and operated 22 mini-warehouse facilities and one combination mini-warehouse/business park facility prior to the Merger.

         Pursuant to the Merger, the Company acquired all of the outstanding stock of Properties 6 for $24.05 per share. The aggregate cost of the Merger (including related costs and expenses) totaled $65,342,000 consisting of the issuance of 3,147,015 shares of the Company's common stock (with an aggregate value of $43,915,000) and $21,427,000 in cash. The Merger has been accounted for as a purchase, accordingly, allocations of the total acquisition cost to the net assets acquired were made based on the fair value of such assets and liabilities as of February 28, 1995. The fair market values of the assets acquired and liabilities assumed are summarized as follows:

                            STORAGE EQUITIES, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                March 31, 1995

3.  Acquisition of Public Storage Properties VI, Inc. ("Properties 6") (Cont'd)
    --------------------------------------------------------------------------

                                                      At February 28, 1995
                                                      --------------------
        Real estate facilities                             $66,475,000
        Other assets                                           279,000
        Accrued and other liabilities                       (1,412,000)
                                                           -----------
                                                           $65,342,000
                                                           ===========

         The historical operating results of Properties 6 prior to February 28, 1995 have not been included in the Company's historical operating results. Pro forma data (unaudited) for the three months ended March 31, 1995 and 1994 as though the transaction had been effective at the beginning of each period are as follows:

                                               For the Three Months
                                                 Ended March 31,
                                             -------------------------
                                                 1995          1994
                                             -----------   -----------
        Revenues                             $45,000,000   $35,494,000
        Net income                            13,730,000     9,465,000
        Net income per common share                 $.24          $.24

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

4.  Real estate facilities
    ----------------------

         In addition to the 23 facilities acquired in connection with the Merger, during the three months ended March 31, 1995, the Company acquired 14 mini-warehouse facilities for an aggregate cost of $36,675,000, consisting of the cancellation of a mortgage note receivable totaling $2,273,000, the assumption of a mortgage note payable totaling $740,000 and cash totaling $33,662,000. At December 31, 1994, affiliates of Public Storage Advisers, Inc. (the "Adviser"), an affiliate of the Company, had participation interests of up to 25% in 16 mini-warehouse facilities owned by the Company. During the first quarter of 1995, the Company acquired these participation interests from such affiliates for $10,598,000 in common stock of the Company.

                            STORAGE EQUITIES, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                March 31, 1995

4.  Real estate facilities (Cont'd.)
    -------------------------------

         Several of the mini-warehouse facilities acquired during the first quarter of 1995 were acquired directly from affiates of the Adviser (principally private limited partnerships whose limited partners are unrelated to the Company and whose general partners are affiliates of the Adviser). The aggregate acquisition cost of real estate facilities acquired from these private limited partnerships was approximately $3,075,000. In addition, one mini-warehouse facility was acquired from an unrelated third party subject to participation interests owned by an affiliate of the Adviser (the participation interest was purchased prior to the acquisition). The aggregate acquisition cost of this facility was approximately $1,868,000.

         During the first quarter of 1995, the Company began construction of two mini-warehouse facilities. Included in real estate facilities at March 31, 1995 is approximately $2,100,000 of costs related to the construction in process.

5.  Mortgage notes receivable from affiliates
    -----------------------------------------

         At March 31, 1995, mortgage notes receivable balance of $20,545,000 is net of related discounts totaling $740,000. The mortgage notes bear interest at stated rates ranging from 8.5% to 11.97% (effective interest rates ranging from 10% to 14.8%) and are secured by 11 mini-warehouse facilities.

         During the three months ended March 31, 1995, the Company canceled a mortgage note which had a net carrying value of $2,273,000, as part of the acquisition cost of the underlying real estate facility securing the mortgage note. See Note 4.

6.  Minority interest
    -----------------

         Minority interest consists principally of equity interests in the PSP Partnerships which are not owned by the Company. These interests principally consist of the limited partnership interests owned by unaffiliated third parties.

         During the first three months of 1995, pursuant to cash tender offers, the Company acquired approximately 23.9% and 12.9% of the limited partnership units in PSP-1 and PSP-8 for an aggregate cost of approximately $8,536,000. These transactions had the effect of reducing minority interest by approximately $4,010,000 (the historical book value of such interests in the underlying net assets of the partnerships).

         Minority interest in income consists of the minority interests' share of the operating results of the Company relating to the consolidated
    operations of the PSP Partnerships.   In determining income allocable to the
    minority interests for the three months ended March 31, 1995 and 1994 consolidated depreciation and amortization expense of approximately $2,773,000 and $4,053,000, respectively, was allocated to the minority interest.

                            STORAGE EQUITIES, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                March 31, 1995

7.  Advisory and management contracts
    ---------------------------------

         Pursuant to an advisory contract, the Company paid the Adviser advisory fees of approximately $1,610,000 and $1,119,000 for the three months ended March 31, 1995 and 1994, respectively. The Adviser advises the Company with respect to its investments and administers the daily corporate operations of the Company.

         Public Storage Management, Inc. ("PSMI") and Public Storage Commercial Properties Group, Inc. ("PSCP"), also affiliates of the Company's Adviser, operate all of the Company's real property investments pursuant to a Property Management Agreement for a fee which is equal to 6% of the gross revenues of the mini-warehouse spaces operated and 5% of the gross revenues of the business park facilities operated. Management fees relating to the Company's real estate facilities, which are included in cost of operations, amounted to $2,431,000 and $1,836,000 for the three months ended March 31, 1995 and 1994, respectively.

8.  Shareholders' equity
    --------------------

    Common stock
    ------------

         During the first quarter of 1995, the Company issued (i) 25,000 shares of common stock ($190,000) in connection with exercise of stock options,
    (ii) 40,000 shares of common stock ($582,000) to directors/officers of the Company for cash, (iii) 747,355 shares of common stock ($10,598,000) to acquire participation interests in mini-warehouse facilities (see Note 4),
    (iv) 52,233 shares of common stock ($757,000) to acquire the participation interest in a mini-warehouse owned by an affiliate of the Advisor, and 3,147,015 shares of common stock ($43,915,000) in connection with the Merger (Note 3). All the shares of common stock, with the exception of the shares issued in connection with the exercise of stock options, were issued at the prevailing market price at the time of issuance. In connection with the issuance of common shares pursuant to the Merger, the Company incurred related costs and expenses of approximately $1,050,000.

                            STORAGE EQUITIES, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                March 31, 1995

9.  Shareholders' equity (Cont'd.)
    -----------------------------

    Preferred stock
    ---------------

          At March 31, 1995 and December 31, 1994, the Company had the following Series of Preferred Stock outstanding:

                                  Shares Outstanding       Liquidation Preference
                   Dividend     ---------------------    --------------------------
Series               Rate         1995        1994          1995          1994
- ------            ---------     ---------   ---------    -----------   ------------

A                    10.00%     1,825,000   1,825,000   $ 45,625,000   $ 45,625,000
B                     9.20%     2,386,000   2,386,000     59,650,000     59,650,000
C                  Adjustable   1,200,000   1,200,000     30,000,000     30,000,000
D                     9.50%     1,200,000   1,200,000     30,000,000     30,000,000
E                    10.00%     2,195,000           -     54,875,000              -
Convertible           8.25%     2,300,000   2,300,000     57,500,000     57,500,000
                               ----------   ---------   ------------   ------------
                               11,106,000   8,911,000   $277,650,000   $222,775,000
                               ==========   =========   ============   ============

          On February 2, 1995, the Company issued 2,195,000 shares of its 10.0% Cumulative Preferred Stock, Series E (the "Series E Preferred Stock") in connection with a public offering raising net proceeds of approximately $52,888,000.

          On May 3, 1995, the Company issued 2,300,000 shares of its 9.75% Cumulative Preferred Stock, Series F (the "Series F Preferred Stock") in connection with a public offering raising net proceeds of approximately $55.5 million.

          The Series A, Series B, Series C, Series D, Series E and Series F (collectively the "Cumulative Senior Preferred Stock") have general preference rights with respect to liquidation and quarterly distributions. With respect to the payment of dividends and amounts upon liquidation, the Convertible Preferred Stock ranks junior to the Cumulative Senior Preferred Stock and any other shares of preferred stock of the Company ranking on a parity with or senior to the Cumulative Senior Preferred Stock. The Convertible Preferred Stock ranks senior to the common stock, any additional class of common stock and any series of preferred stock expressly made junior to the Convertible Preferred Stock. In addition, the payment of advisory fees is subordinated to the payment of quarterly dividends to the Cumulative Senior Preferred Stock.

                            STORAGE EQUITIES, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                March 31, 1995

9.  Shareholders' equity (Cont'd.)
    -----------------------------

    Dividends
    ---------

         Dividends for the first three months of 1995 totaled $6,458,000 ($.22 per quarter for each common share) to common shareholders, $1,141,000 ($.625 per quarter for each preferred share) to holders of the Series A Preferred Stock, $1,372,000 ($.575 per quarter for each preferred share) to holders of the Series B Preferred Stock, $650,000 ($.542 per quarter for each preferred share) to holders of the Series C Preferred Stock, $713,000 ($.594 per quarter for each preferred share) to holders of the Series D Preferred Stock, $914,000 ($.417 per quarter for each preferred share, pro rated from the date of issue (February 1, 1995) through March 31, 1995) to holders of the Series E Preferred Stock and $1,186,000 ($.516 per quarter for each preferred share) to holders of the Convertible Preferred Stock.

         The dividend rate on the Series C Preferred Stock for the first quarter of 1995 was equal to 8.668% per annum. The dividend rate per annum will be adjusted quarterly and will be equal to the highest of one of three U.S. Treasury indices (Treasury Bill Rate, Ten Year Constant Maturity Rate, and Thirty Year Constant Maturity Rate) multiplied by 110%. However, the dividend rate for any dividend period will not be less than 6.75% per annum nor greater than 10.75% per annum. The dividend rate with respect to the second quarter of 1995 will be equal to 8.393% per annum.

10. Proposed Mergers
    ----------------

          The Company has formed a special committee of independent directors which, in March 1995, selected Robertson, Stephens & Company, L. P., as financial advisor. The special committee was formed to consider a transaction in which the Company would be combined with substantially all of the United States real estate operations of PSI, and the Company would become self-advised and self-managed. Although no terms have been established, it is expected that the Company would issue shares of its common stock in the transaction. There is no agreement between the Company and PSI and no assurance that an agreement can be reached or that a transaction can be completed. Any such transaction would be subject, among other things, to prior approval of the Company's common shareholders and a fairness opinion from Robertson, Stephens & Company, L. P.

         PSI, organized in 1972, has been engaged, directly and through subsidiaries, in the acquisition, development, construction of mini-warehouses and, to a lesser extent, other commercial properties in the United States and Canada. PSMI, PSCP and the Adviser are subsidiaries of PSI. PSMI and PSCP operated approximately 1,123 facilities in the United States, including the Company's approximately 438 facilities, and PSI has direct or indirect ownership interests in approximately 1,053 facilities in the United States, including the Company's facilities.

                            STORAGE EQUITIES, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                March 31, 1995

10. Proposed Mergers (Cont'd.)
    -------------------------

          On February 2, 1995, the Company and Public Storage Properties VII, Inc. ("Properties 7"), a publicly traded equity real estate investment trust and an affiliate of the Adviser agreed, subject to certain conditions, to merge. Upon the merger, each outstanding share of Properties 7 common stock would be converted, at the election of the shareholders of Properties 7, into either shares of the Company's common stock with a market value of $18.95 or, with respect to up to 20% of the Properties 7 common stock, $18.95 in cash. Properties 7 has 3,806,491 outstanding shares of common stock. The merger agreement is conditioned on, among other requirements, receipt of satisfactory fairness opinions by Properties 7 and the Company and approval by the shareholders of both Properties 7 and the Company. PSI and its affiliates have significant relationships with both Properties 7 and the Company, own approximately 28% of the Properties 7 common stock and have informed Properties 7 and the Company that they intend to vote their shares for the merger and intend to elect to convert their shares of Properties 7 into common shares of the Company. The shareholders' meeting of the Company and Properties 7 to consider the merger are scheduled for June 14, 1995.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
- --------------------------------------------------------------------------
       OPERATIONS
       ----------


    RESULTS OF OPERATIONS
    ---------------------

    Three months ended March 31, 1995 compared to the three months ended March
    --------------------------------------------------------------------------
    31, 1994
    --------

         Net income for the three months ended March 31, 1995 was $13,200,000 compared to $8,746,000 for the same period in 1994, representing an increase of $4,454,000. Net income allocable to common shareholders increased to $7,224,000 for the three months ended March 31, 1995 from $5,097,000 for the three months ended March 31, 1994. The increase in net income and net income allocable to common shareholders were primarily the result of improved property operations for the "Same Store" facilities (those mini-warehouse facilities owned since December 31, 1991), the acquisition of additional real estate facilities during 1995 and 1994, and the acquisition of additional partnership interests during 1995 and 1994. Net income per common share was $.24 per share (based on weighted average shares outstanding of 30,566,839) for the three months ended March 31, 1995 compared to $.24 per share (based on weighted average shares outstanding of 21,166,478) for the same period in 1994.

         The Company's revenues are generated principally through the operation of its real estate facilities. The Company's core business is the operation of mini-warehouse facilities which, during the three months ended March 31, 1995, represented approximately 90% of the Company's property operations (based on the 1995 rental income).

         During the three months ended March 31, 1995, property net operating income (rental income less cost of operations and depreciation expense)
    improved compared to the same period in 1994.   Rental income increased
    $10,675,000 or 34% from $31,299,000 for the three months ended March 31, 1994 to $41,974,000 for the same period in 1995, cost of operations increased $3,881,000 or 33% from $11,926,000 for the three months ended March 31, 1994 to $15,807,000 for the same period in 1995 and depreciation expense increased by $1,336,000 from $6,811,000 for the three months ended March 31, 1994 to $8,147,000 for the same period in 1995, resulting in a net increase in property net operating income of $5,458,000 or 43%. Property net operating income prior to the reduction for depreciation expense increased by $6,794,000 or 35% from $19,373,000 for the three months ended March 31, 1994 to $26,167,000 for the same period in 1995. These increases were the result of (i) improved property operations at the Same Store facilities, (ii) the acquisition of additional real estate facilities (161 facilities from January 1, 1992 through March 31, 1995) and (iii) improved property operations at the Company's business park facilities.

         Property net operating income for the Same Store facilities increased by $504,000 or 5% from $9,343,000 for the three months ended March 31, 1994 to $9,847,000 for the three months ended March 31, 1995. Property net operating income prior to the reduction for depreciation expense for the Same Store facilities increased by $721,000 or 5% from $13,790,000 for the three months ended March 31, 1994 to $14,511,000 for the three months ended March 31, 1995. These increases are principally due to increased weighted average occupancy levels combined with an increase in average rental rates. Weighted average occupancy levels were 88.6% for the Same Store facilities for the three month ended March 31, 1995 compared to 87.7% for the same period in 1994. Realized monthly rent per square foot for these facilities was $.60 and $.58 for the three months ended March 31, 1995 and 1994, respectively.

         The mini-warehouse facilities which were acquired subsequent to December 31, 1991 contributed approximately $7,334,000 and $2,946,000 of property net operating income for the three months ended March 31, 1995 and 1994, respectively ($9,503,000 and $3,845,000 of property net operating income prior to the reduction for depreciation expense for the three months ended March 31, 1995 and 1994, respectively).

         Property net operating income with respect to the Company's business park operations increased by $566,000 from $273,000 for the three months ended March 31, 1994 to $839,000 for the same period in 1995. Property net operating income prior to the reduction for depreciation expense with respect to the Company's business park operations increased by $415,000 from $1,738,000 for the three months ended March 31, 1994 to $2,153,000 for the same period in 1995. The increase is due principally to the acquisition of a business park facility during the second quarter of 1994 which contributed approximately $165,000 to the increase in the property net operating income. Weighted average occupancy levels were 95.9% for the business park facilities for the three months ended March 31, 1995 compared to 94.4% for the same period in 1994.

         Interest and other income decreased from $1,650,000 for the three months ended March 31, 1994 to $1,224,000 for the same period in 1995 for a net decrease of $426,000. The decrease is primarily attributable to the cancellation of approximately $2,273,000 and $24,441,000 of mortgage notes receivable during 1995 and 1994, respectively, in connection with the acquisition of real estate facilities securing such notes. As a result, the average outstanding mortgage notes receivable balance was significantly lower ($22,388,000) during the three months ended March 31, 1995 compared to the same period in 1994 ($47,087,000). As of March 31, 1995, the mortgage notes bear interest at stated rates ranging from 8.5% to 11.97% and effective interest rates ranging from 10.0% to 14.8%.

         Depreciation and amortization expense was $8,147,000 and $6,811,000 for the three months ended March 31, 1995 and 1994, respectively, representing an increase of $1,336,000 which is due to the acquisition of additional properties in 1994 and 1995.

         General and administrative expense was $1,091,000 and $740,000 for the three months ended March 31, 1995 and 1994, respectively, representing an increase of $351,000. This increase is due to the growth in the Company's capital base combined with certain costs incurred in connection with the acquisition of additional real estate facilities.

         "Minority interest in income" represents the income allocable to equity (partnership) interests in the PSP Partnerships (whose accounts are consolidated with the Company) which are not owned by the Company. Since 1990, the

    Company has acquired portions of these equity interests through its acquisition of limited and general partnership interests in the PSP Partnerships. These acquisitions have resulted in reductions to the "Minority interest in income" from what it would otherwise have been in the absence of such acquisitions, and accordingly, have increased the Company's share of the consolidated PSP Partnerships' income. In determining income allocable to the minority interest for the three months ended March 31, 1995 and 1994 consolidated depreciation and amortization expense of approximately $2,773,000 and $4,053,000, respectively, was allocated to the minority interest. The decrease in depreciation allocated to the minority interest was principally the result of the acquisition of limited partnership units by the Company.


         The acquisition of these partnership interests has provided the Company with increased liquidity through cash distributions from the PSP Partnerships. The Company has and expects to continue to acquire additional partnership interests in the PSP Partnerships during 1995. See - LIQUIDITY AND CAPITAL RESOURCES.

         Advisory fees increased by $491,000 from $1,119,000 for the three months ended March 31, 1994 to $1,610,000 for the same period in 1995. The advisory fee, which is based on a contractual computation, increased as a result of increased adjusted net income (as defined) per common share combined with the issuance of additional preferred and common stock during 1994 and 1995.

     LIQUIDITY AND CAPITAL RESOURCES
     -------------------------------

          Capital structure
          -----------------

          The Company's financial profile is characterized by a low level of debt to total capitalization, increasing net income, increasing cash flow from operations, increasing funds from operations ("FFO") and a conservative dividend payout ratio with respect to its common stock. These attributes reflect management's desire to "match" asset and liability maturities, to minimize refinancing risks and to retain capital to take advantage of acquisition opportunities and to provide financial flexibility.

          Over the last three years the Company has taken a variety of steps to enhance its capital structure, including:


          . The public issuance of approximately $335 million of Preferred Stock. The Preferred Stock does not require redemption or sinking fund payments by the Company.

          .  The public issuance of approximately $115 million of common stock.

          . The issuance of approximately $82.4 million of common stock in connection with the mergers with Public Storage Properties VIII, Inc. and Public Storage Properties VI, Inc.

          . The retention of approximately $30 million of funds available for debt payments or reinvestment.


          The Company does not believe it has any significant refinancing risks with respect to its mortgage debt and nominal interest rate risks associated with its variable rate mortgage debt which had a principal balance of $18.3 million at March 31, 1995. The Company uses its $115 million of bank credit facilities primarily to fund acquisitions and provide financial flexibility and liquidity. The credit facility bears interest at LIBOR plus 1.25%. At March 31, 1995, the Company had borrowings of $35 million under this facility, all of which was repaid with the net proceeds of the offering of Series F Preferred Stock in May 1995. The Company recently renegotiated the terms of its credit facility to provide for (i) an increase in available borrowings to $125 million,
     (ii) based interest coverage levels, interest rates would range from LIBOR plus .75% to LIBOR plus 1.50%, (iii) approval of the proposed restructure of the Company, and maturity modification to April 1998, with two one-year extensions. In addition, the credit facility will become unsecured. These modifications are subject to final documentation and is expected to become effective May 15, 1995

          As a result of these transactions, the Company's capitalization has increased. Shareholders' equity increased from $188,112,500 on December 31, 1991 to $696,432,000 on March 31, 1995. The increased equity combined with reductions in total debt has resulted in an improvement in the Company's debt to equity ratio from 55% at December 31, 1991 to 13% at March 31, 1995. The Company's ratio of debt to total assets also decreased from 19% at December 31, 1991 to 9% at March 31, 1995.

          Cash Provided by Operations and Funds From Operations ("FFO")
          -------------------------------------------------------------
          The Company believes that important measures of its performance as well as its liquidity are cash provided by operations and FFO.

          Net cash provided by operations (as determined in accordance with generally accepted accounting principles) reflects the cash generated from the Company's business before distributions to various equity holders, including the preferred shareholders, capital expenditures or mandatory principal payments on debt. Net cash provided by operations has increased from $17,357,000 to $23,130,000 for the three months ended March 31, 1994 and 1995, respectively.

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

                                                              March 31,
                                                   ---------------------------
                                                       1995            1994
                                                   -----------     -----------

Net Income                                         $13,200,000     $ 8,746,000
Depreciation and amortization                        8,147,000       6,811,000
Minority interest in income                          1,823,000       2,049,000
Amortization of discounts on
  mortgage notes receivable                            (40,000)       (249,000)
                                                   -----------     -----------

Net cash provided by operating activities           23,130,000      17,357,000
Distributions from operations to minority
  interests                                         (4,596,000)     (6,102,000)
                                                   -----------     -----------

Cash from operations allocable to the
  Company's shareholders                            18,534,000      11,255,000

Less: preferred stock dividends                     (5,976,000)     (3,649,000)
                                                   -----------     -----------

Cash from operations available to
  common shareholders                               12,558,000       7,606,000

Capital improvements to maintain facilities:
  Mini-warehouses                                     (790,000)       (397,000)
  Business parks                                      (268,000)       (207,000)

Add back: minority interest share of capital
  improvements to maintain facilities                  332,000         228,000
                                                   -----------     -----------

Funds available for principal payments on debt,
  common dividends and reinvestment                 11,832,000       7,230,000

Cash distributions to common shareholders           (6,458,000)     (4,951,000)
                                                   -----------     -----------

Funds available for principal payments on debt
  and reinvestment                                 $ 5,374,000     $ 2,279,000
                                                   ===========     ===========

          The increases in cash provided by operating activities and funds available for principal payments on debt, common dividends and reinvestment over the past three years is primarily due to (i) increasing property net operating income at the Same Store facilities, (ii) the acquisition of limited and general partnership interests in the PSP Partnerships and (iii) the leverage created through the issuance of preferred stock and the utilization of the net proceeds in real estate investments which have provided net cash flows in excess of the preferred stock dividend requirements. These factors have improved the cash flow position of the common shareholders as FFO applicable to the common shareholders has increased over the same period at a rate greater than the increase in number of common shares. See the consolidated statements of cash flows for the each of the three months ended March 31, 1995 and 1994 for additional information regarding the Company's investing and financing activities.

          FFO increased to $18,534,000 for the three months ended March 31, 1995
     compared to $11,255,000 for the same period in 1994.   FFO applicable to
     the common shareholders (after deducting preferred stock dividends) increased to $12,558,000 for the three months ended March 31, 1995 compared
     to $7,606,000 for the same period in 1994.   FFO is defined by the National
     Association of Real Estate Investment Trusts, Inc. ("NAREIT") as net income (computed in accordance with generally accepted accounting principles), excluding gains (or losses) from debt restructuring and sales of property, plus depreciation and amortization, and after adjustments for
     unconsolidated partnerships and joint ventures.   NAREIT has recently
     adopted revisions to the definition of funds from operations which will become effective in 1996. The most material impact of the new guidelines will be (i) amortization of deferred financing costs will be treated as an expense - i.e. it will no longer be treated as an add-back to net income and (ii) certain gains on sales of land will be included in funds from operations if deemed to be recurring. These changes will have no impact on the way the Company currently computes its FFO. FFO is a supplemental performance measure for equity real estate investment trusts used by
     industry analysts.   FFO does not take into consideration scheduled
     principal payments on debt, capital improvements, distributions and other obligations of the Company. Accordingly, FFO is not a substitute for the Company's cash flow or net income (as discussed above) as a measure of the Company's liquidity or operating performance.

          The Company believes that its rental revenues, distributions from real estate partnership interests and interest income will be sufficient over at least the next 12 months to meet the Company's operating expenses, capital improvements, debt service requirements and distributions to shareholders. During 1995, the Company has budgeted approximately $8 million for capital improvements ($2 million of which is directly attributable to the minority interest in respect of its ownership interest) to maintain its facilities. During the first three months of 1995, the Company incurred capital improvements of approximately $1,058,000. The Company believes that it is not subject to any significant refinancing risks. During 1993 and 1994, the Company either repaid or extended the maturities of its mortgage notes such that in no year, until 1999, will there be more than $5.0 million of principal payments on mortgage notes becoming due and payable.

          The Company believes its geographically diverse portfolio has resulted in a relatively stable and predictable investment portfolio with increasing overall property performance over the past four years.

     Distributions
     -------------

          Over the past three years, the Company has established a conservative distribution policy that is, among other things, supported by its cash flow from operations (after capital expenditures and debt service), availability of cash to make such distributions and Company's ability to maintain its REIT status. The Company's policy is also conservative with respect to FFO. The Companys conservative distribution policy permits it after funding its distributions and capital improvements, to retain significant funds to make additional investments and debt reductions. For the three months ended March 31, 1995 and 1994, the Company distributed to common shareholders 51%, and 65% of its FFO available to common shareholders, respectively. Distributions to shareholders during the first three months of 1995 were as follows:

                             For the Three Months Ended
                                      March 31, 1995
                             -------------------------------
                             Distributions         Total
                               Per Share       Distributions
                             -------------     -------------

     Series A                    $0.625         $1,141,000
     Series B                    $0.575          1,372,000
     Series C                    $0.542            650,000
     Series D                    $0.594            713,000
     Series E                    $0.417            914,000
     Convertible                 $0.516          1,186,000
                                               -----------
                                                 5,976,000
     Common                      $0.220          6,458,000
                                               -----------
                                               $12,434,000
                                               ===========

          Dividends with respect to the Series E Preferred Stock are pro rated
     from the date of issuance, March 31, 1995.   The annual distribution
     requirement with respect to the Series E Preferred stock is $2.50 per share. The dividend rate on the Series C Preferred Stock is adjusted quarterly such that the dividend rate per annum will be equal to the highest of one of three U.S. Treasury indices (Treasury Bill Rate, Ten Year Constant Maturity Rate, and Thirty Year Constant Maturity Rate) multiplied by 110%. However, the dividend rate for any dividend period will not be less than 6.75% per annum nor greater than 10.75% per annum. The dividend rate with respect to the first quarter of 1995 was equal to 8.668% per annum and will be 8.393% per annum for the second quarter of 1995.

          The annual distribution level with respect to the Companys preferred stock (including the Series F Preferred Stock issued on May 3, 1995) will be approximately $31,227,000.

     REIT Distribution Requirement
     -----------------------------

          As a REIT, the Company is not taxed on that portion of its taxable income which is distributed to its shareholders provided that at least 95% of its taxable income is so distributed prior to filing of the Companys tax return. The Company has satisfied the REIT distribution requirement since 1980.

     Increasing Ownership of Real Estate Assets
     ------------------------------------------

          The Company's growth strategies have focused on improving the operating performance of its existing properties (as discussed above) and on increasing its ownership of mini-warehouses through additional investments.

          During 1995, the Company acquired 37 mini-warehouse facilities and one combination mini-warehouse/business park facility for an aggregate cost of $103,668,000. The acquisitions were financed through a combination of the issuance of equity securities, cancellation of a mortgage note receivable, assumption of debt and payment of cash. Twenty-four of these facilities were acquired pursuant to a merger transaction.

          On February 28, 1995, the Company completed a merger transaction with Public Storage Properties VI, Inc. ("Properties 6") whereby the Company acquired all the outstanding stock of Properties 6 in exchange for cash and common stock of the Company. In the merger, Properties 6 was merged with and into the Company, and the outstanding Properties 6 common stock (2,716,223 shares) was converted into an aggregate of approximately (i) 3,147,015 shares of the Company's common stock (with a value of approximately $43,915,000) and (ii) $21,427,000 in cash. Properties 6, a real estate investment trust and an affiliate of the Company's investment adviser, owned and operated 22 mini-warehouse facilities and one combination mini-warehouse/business park facility prior to the merger.

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

          Proposed Restructure
          --------------------

          The Company has formed a special committee of independent directors which, in March 1995, selected Robertson, Stephens & Company, L. P., as financial advisor. The special committee was formed to consider a transaction in which the Company would be combined with substantially all of the United States real estate operations of PSI, and the Company would
     become self-advised and self-managed.   Although no terms have been
     established, it is expected that the Company would issue shares of its common stock in the transaction. There is no agreement between the Company and PSI and no assurance that an agreement can be reached or that a transaction can be completed. Any such transaction would be subject, among other things, to prior approval of the Company's common shareholders and a fairness opinion from Robertson, Stephens & Company, L. P.

          PSI, organized in 1972, has been engaged, directly and through subsidiaries, in the acquisition, development, construction of mini-warehouses and, to a lesser extent, other commercial properties in the United States and Canada. PSMI, PSCP and the Adviser are subsidiaries of PSI. PSMI and PSCP operated approximately 1,123 facilities in the United States, including the Company's approximately 438 facilities, and PSI has direct or indirect ownership interests in approximately 1,053 facilities in the United States, including the Company's facilities.

          Proposed Merger
          ---------------

          On February 2, 1995, the Company and Public Storage Properties VII, Inc. ("Properties 7"), a publicly traded equity real estate investment trust and an affiliate of the Adviser agreed, subject to certain conditions, to merge. Upon the merger, each outstanding share of Properties 7 common stock would be converted, at the election of the shareholders of Properties 7, into either shares of the Company's common stock with a market value of $18.95 or, with respect to up to 20% of the Properties 7 common stock, $18.95 in cash. Properties 7 has 3,806,491 outstanding shares of common stock. The merger agreement is conditioned on, among other requirements, receipt of satisfactory fairness opinions by Properties 7 and the Company and approval by the shareholders of both Properties 7 and the Company. PSI and its affiliates have significant relationships with both Properties 7 and the Company, own approximately 28% of the Properties 7 common stock and have informed Properties 7 and the Company that they intend to vote their shares for the merger and intend to elect to convert their shares of Properties 7 into common shares of the Company. The shareholders' meeting of the Company and Properties 7 to consider the merger are scheduled for June 14, 1995.

     PART II.  OTHER INFORMATION

     Item 2  Changes in Securities
             ---------------------

          On February 1, 1995, the Company issued 2,195,000 shares, pursuant to a public offering, of its 10.0% Cumulative Preferred Stock, Series E (the "Series E Preferred Stock") in connection with a public offering raising net proceeds of approximately $52,888,000. On May 3, 1995, the Company issued 2,300,000 shares, pursuant to a public offering, of its 9.75% Cumulative Preferred Stock, Series F (the "Series F Preferred Stock") in connection with a public offering raising net proceeds of approximately $55,489,000.

          The Series E and Series F Preferred Stock has general preference rights with respect to liquidation and quarterly distributions and ranks pari passu with the Company's Series A, Series B, Series C and Series D (i.e., with respect to the payment of dividends and amounts upon liquidation, the Series E and Series F Preferred Stock will rank senior to the Company's common stock). Except under certain conditions relating to the Company's maintenance of its ability to qualify as a REIT, the Series E and Series F Preferred Stock are not redeemable prior to January 31, 2005 and April 30, 2005, respectively. On or after January 31, 2005 (in the case with the Series E) and April 30, 2005 (in the case with the Series F), the Series E and Series F Preferred Stock will be redeemable at the option of the Company, in whole or in part, at $25 per share, plus accrued and unpaid dividends.

     Item 4  Submission of Matters to a Vote of Security Holders
             ---------------------------------------------------

          The Company held a special meeting of shareholders on February 1, 1995. Proxies for the special meeting were solicited pursuant to Regulation 14 under the Securities Exchange Act of 1934. The special meeting involved the approval of Agreement and Plan of Reorganization between the Company and Public Storage Properties VI, Inc. described in the Joint Proxy Statement and Prospectus dated December 19, 1994 - approval of this proposal required the affirmative vote of the holders of a majority of the shares of the Company's Common Stock voting (provided that the total votes cast represented a majority of all shares of Common Stock entitled to vote), and this proposal was approved by the following vote:

                    For           Against             Abstain
                    ---           -------             -------
                 17,102,710       548,391             506,043

     Item 5  Other Information
             -----------------
                                                                     Pages
                                                                     -----


                a.            Proposed Merger                        25
                              ---------------


                d.    Pro forma Consolidated Financial Statements    26-57
                      -------------------------------------------


   a.     Proposed Merger
          ---------------

          On February 2, 1995,  the Company and Public Storage Properties
   VII, Inc. agreed,  subject to certain conditions, to merge.   In the merger,
   Public Storage Properties VII, Inc. would be merged with and into the Company, and each outstanding share of Public Storage Properties VII, Inc.s common stock (currently 3,806,491 shares) would be converted, at the election of the shareholders of Public Storage Properties VII, Inc., into either shares of the Company's common stock or, with respect to up to 20% of
   Public Storage Properties VII, Inc.'s common stock,  $18.95 in cash.   This
   dollar amount has been based on Public Storage Properties VII, Inc.'s net asset value (the appraised value of Public Storage Properties VII, Inc.'s real estate assets as of December 31, 1994 (which took into account certain potential structural and environmental remediation costs relating to one of the properties) and the estimated book value of Public Storage Properties VII, Inc.'s other net assets as of May 31, 1995). The number of shares of the Company's common stock will be based on dividing this same dollar amount by the average of the per share closing prices on the NYSE for a specified period prior to Public Storage Properties VII, Inc.'s shareholders' meeting. In the event of the merger, pre merger cash distributions would be made to shareholders of Public Storage Properties VII, Inc. to cause Public Storage Properties VII, Inc.'s net asset value as of the effective date of the merger to be substantially equivalent to its estimated net asset value as of May 31, 1995. The number of shares of the Company's common stock issued in the merger and the amount receivable upon a cash election would be reduced on a pro rata basis in an aggregate amount equal to such additional distributions required in order to satisfy Public Storage Properties VII, Inc.s real estate investment trust distribution requirements . The merger is conditioned on , among other requirements, approval by the shareholders of both the Company and Public Storage Properties VII, Inc.. It is expected that any merger
   would close in June 1995.   Public Storage, Inc., an affiliate of the
   Company's Adviser, and its affiliates have significant relationships with both the Company and Public Storage Properties VII, Inc., own approximately 28% of the Public Storage Properties VII, Inc.'s common stock and have informed the Company and Public Storage Properties VII, Inc. that they would expect to elect to receive common stock in any merger. The shareholders meeting of the Company and Public Storage Properties VII, Inc. to consider the merger are scheduled for June 14, 1995.

b.   PRO FORMA CONSOLIDATED FINANCIAL STATEMENTS

The following unaudited pro forma consolidated financial statements were prepared to reflect the purchase by Storage Equities, Inc. (the "SEI") of the outstanding Public Storage Properties VII, Inc. ("PSP7") Common Stock pursuant to a merger transaction (the "Merger"). In the Merger, PSP7 would be merged with and into SEI, and each outstanding share of PSP7 Common Stock would be converted, at the election of the shareholders of PSP7, into either shares of SEI or, with respect to up to 20% of the PSP7 Common Stock, $18.95 in cash per share. The consideration paid by SEI in the Merger will be reduced by the amount of aggregate cash distributions required to be paid by PSP7 to its shareholders prior to completion of the Merger in order to satisfy PSP7's required REIT distribution. The consideration received by the shareholders of PSP7 in the Merger, however, along with any required REIT distribution, will not be less than $18.95 per share of PSP7 Common Stock. The Merger is structured in such a manner, the result of which is not predictable and is dependent on the percentage of PSP7's stock electing cash and the amount of aggregate required REIT distributions to be paid by PSP7 to its shareholders. Accordingly, two separate scenarios of pro forma consolidated financial statements have been presented which give effect to the range of possible results: (1) the consummation of the Merger through the issuance of SEI Common Stock (representing 80% of the purchase cost) and cash (representing 20% of the purchase cost) and (2) the consummation of the Merger solely through the issuance of SEI Common Stock. The amount of required REIT distribution to be paid by PSP7 prior to the Merger is not determinable and is currently estimated to be from $.00 to $.60 per PSP7 Common Share. Accordingly, each of the scenarios have been prepared assuming that PSP7 will not be required to make cash distributions prior to the completion of the Merger in order to satisfy PSP7's REIT requirements. This presentation results in higher purchase cost and number of pro forma SEI Common Shares issued in the Merger, and a lower pro forma book value per SEI Common Share and earnings per SEI Common Share.

In addition to adjustments to reflect the proposed Merger, pro forma adjustments were made to reflect the following transactions:

  Issuance of Preferred and Common stock:

   . On February 15, 1994, SEI issued 5,484,000 shares of Common Stock in a public offering. The net offering proceeds were approximately $76.5 million which combined with the use of cash reserves were used to repay debt, acquire real estate facilities, acquire mortgage notes receivable, and acquire additional minority interests.

   . On June 30, 1994,  SEI issued 1,200,000 shares of Adjustable Rate
     Cumulative Preferred Stock, Series C (the "Series C Preferred Stock"). The aggregate net offering proceeds of the offering ($28.9 million) was used to retire bank borrowings (borrowings which were used primarily to acquire real estate facilities and minority interests in real estate partnerships).

   . On September 1, 1994,  SEI issued 1,200,000 shares of 9.5% Cumulative
     Preferred Stock, Series D (the "Series D Preferred Stock"). The aggregate net offering proceeds of the offering ($29.0 million) was used to acquire real estate facilities and minority interests in real estate partnerships.

   . On November 25, 1994, SEI issued 2,500,000 shares of Common Stock pursuant to a public offering. The offering provided gross proceeds of approximately $33.8 million which were utilized to repay borrowings on SEI's credit facilities (borrowings which were used to fund the acquisition of real estate facilities, minority interests and the cash portion of the PSP VIII merger, see below).

   . On February 1, 1995, SEI issued 2,195,000 shares of 10% Cumulative
     Preferred Stock, Series E (the "Series E Preferred Stock"). The aggregate net offering proceeds of $52.9 million were used to acquire real estate facilities, minority interests in real estate partnerships and retire bank borrowings (borrowings which were used to acquire real estate facilities).

Mergers:

   . On September 30, 1994,  SEI completed a merger transaction with Public
     Storage Properties VIII, Inc. ("PSP VIII") PSP VIII whereby SEI acquired all of the outstanding shares of PSP VIII's common stock for an aggregate cost of $55,839,000 consisting of the issuance of 2,593,910 shares of SEI Common Stock and $17,341,000 in cash.

   . On February 28,  1995,  SEI completed a merger transaction with Public
     Storage Properties VI, Inc. ("PSP VI") PSP VI whereby SEI acquired all of the outstanding shares of PSP VI's common stock for an aggregate cost of $65,343,000 consisting of the issuance of approximately 3,148,000 shares of SEI Common Stock and $21,427,000 in cash.

The pro forma consolidated balance sheet at March 31, 1995 has been prepared to reflect the proposed Merger.

The pro forma consolidated statement of income for the three months ended March 31, 1995 has been prepared assuming (i) the proposed Merger, (ii) the issuance of the Series E Preferred Stock and the utilization of the proceeds therefrom, and (iii) the merger transaction with PSP VI, as if such transaction was completed at the beginning of the period. The pro forma consolidated statement of income for the year ended December 31, 1994 has been prepared assuming (i) the proposed Merger, (ii) the issuance of the Preferred and Common Stock and the utilization of the proceeds therefrom, and (iii) the merger transactions with PSP VIII and PSP VI, as if such transactions were completed at the beginning of the period. Pro forma adjustments have been made to reflect increased rental income, cost of operations, depreciation of the real estate facilities, interest income for the acquired mortgage notes receivable, advisory fees and decreased interest expense as a result of the repayment of debt. The pro forma adjustments are based upon available information and upon certain assumptions as set forth in the notes to the pro forma consolidated financial statements, that SEI believes are reasonable in the circumstances.

The pro forma consolidated statement of cash flows for the three months ended March 31, 1995 and year ended December 31, 1994 have been prepared on the same basis as the pro forma consolidated statement of income for the same period. Pro forma adjustments have been made to the pro forma consolidated statement of cash flows, as if such transactions were completed on January 1, 1994.

The following pro forma consolidated financial statements do not purport to represent what SEI's results of operations would actually have been if the transactions in fact had occurred at the beginning of the respective periods or to project SEI's results of operations for any future date or period.

                    Index to Pro Forma Financial Information

(Scenario 1) the consummation of the Merger through the issuance of SEI Common Stock (representing 80% of the purchase cost) and cash (representing 20% of the purchase cost):

   . Pro forma consolidated balance sheet at March 31, 1995.................  29

   . Pro forma consolidated statements of income:
       . For the three months ended March 31, 1995..........................  32
       . For the year ended December 31, 1994...............................  33

   . Pro forma consolidated statements of cash flows:
       . For the three months ended March 31, 1995..........................  41
       . For the year ended December 31, 1994...............................  42

(Scenario 2) the consummation of the Merger solely through the issuance of SEI
 Common Stock:
   . Pro forma consolidated balance sheet at March 31, 1995.................  48
   . Pro forma consolidated statements of income:
       . For the three months ended March 31, 1995..........................  51
       . For the year ended December 31, 1994...............................  52
   . Pro forma consolidated statements of cash flows:
       . For the three months ended March 31, 1995..........................  55
       . For the year ended December 31, 1994...............................  56

                            STORAGE EQUITIES, INC.
                     CONSOLIDATED PRO FORMA BALANCE SHEET
 (Scenario 1: Consummation of Merger through the issuance of SEI Common Stock
                             (80%) and Cash (20%))
                                March 31, 1995
                                  (Unaudited)

                                                                                   Pro Forma Adjustments (1)
                                                                                  ---------------------------
                                                   SEI                PSP 7                                              SEI
          ASSETS                              (Historical)         (Historical)      Purchase        Valuation         Pro Forma
                                              -------------        ------------     -----------     ------------    --------------
Cash and cash equivalents                     $  20,532,000        $  1,103,000     $(5,273,000)    $    -          $   16,362,000
Real estate facilities, net of
 accumulated depreciation                       878,269,000          38,151,000                       36,149,000       952,569,000
Mortgage loans receivable, primarily from
 affiliated                                      20,545,000                                                             20,545,000
Unallocated purchase cost                                                            72,128,000      (70,851,000)        1,277,000
Other assets                                     12,991,000             539,000                                         13,530,000
                                              -------------        ------------     -----------     ------------    --------------
    Total assets                              $ 932,337,000        $ 39,793,000     $66,855,000     $(34,702,000)   $1,004,283,000
                                              =============        ============     ===========     ============    ==============
LIABILITIES AND SHAREHOLDERS' EQUITY
Note payable to bank                          $  35,000,000        $          -     $14,426,000     $          -    $   49,426,000
Mortgage notes payable                           52,119,000                                                    -        52,119,000
                                              -------------        ------------     -----------     ------------    --------------
Total debt                                       87,119,000                   -      14,426,000                -       101,545,000
Accrued and other liabilities                    14,893,000           2,334,000      (1,066,000)               -        16,161,000
Minority interest                               133,893,000                                   -                        133,893,000
Shareholder's equity
  Preferred Stock, $0.1 par value,
   50,000,000 shares authorized,
   11,106,000 shares issued and
   outstanding
Cumulative preferred stock, issued in
 series                                         220,150,000                   -               -                        220,150,000
Convertible preferred stock                      57,500,000                   -               -                -        57,500,000
Common stock, $10 par value, 60,000,000
 shares authorized 32,838,310 shares
 issued and outstanding (36,283,229 pro
 forma shares issued and outstanding)             3,284,000              38,000         344,000          (38,000)        3,628,000
Paid-in capital                                 424,965,000          49,827,000      53,151,000      (47,070,000)      480,873,000
Cumulative net income                           185,685,000          55,566,000               -      (55,566,000)      185,685,000
Cumulative distribution paid                   (195,152,000)        (67,972,000)              -       67,972,000      (195,152,000)
                                              -------------        ------------     -----------     ------------    --------------
  Total shareholders' equity                    696,432,000          37,459,000      53,495,000      (34,702,000)      752,684,000
                                              -------------        ------------     -----------     ------------    --------------
  Total liabilities and shareholders
   equity                                     $ 932,337,000        $ 39,793,000     $66,855,000     $(34,702,000)   $1,004,283,000
                                              =============        ============     ===========     ============    ==============
Book Value per Common Share                   $       12.75                                                         $        13.09
                                              =============                                                         ==============

 See Accompanying Notes to Pro Forma Consolidated Balance Sheet (Scenario 1).

                            STORAGE EQUITIES, INC.
                 NOTES TO PRO FORMA CONSOLIDATED BALANCE SHEET
 (Scenario 1: Consummation of Merger through the issuance of SEI Common Stock
                             (80%) and Cash (20%))
                                March 31, 1995
                                  (Unaudited)


1. The Merger will be accounted for using the purchase method of accounting and the total purchase cost will be allocated to the acquired net assets; first to the tangible and identifiable intangible assets and liabilities of PSP7 based upon their respective fair values, and the remainder, if any, will be allocated to excess of purchase cost over book value of assets acquired. The aggregate purchase cost to be paid to the shareholders of PSP7 has been determined to be the sum of (1) the fair market value of PSP7's real estate assets, (2) the estimated book value of PSP7's non-real estate assets as of March 31, 1995 less (3) PSP7's estimated liabilities as of March 31, 1995, including an estimated adjustment for potential environmental matters. In addition, concurrent with the Merger, PSP7's outstanding Series D common stock is assumed to be repurchased and retired. The aggregate purchase cost and its preliminary allocation to the historical assets and liabilities is as follows:



         Purchase cost, including related fees (see related adjustments below):
           Acquisition of 3,806,491 shares of PSP7 Common Stock:
             Fair value of real estate facilities acquired             $ 74,300,000
             Estimated fair value of other assets at March 31, 1995         539,000
             Cash balance at March 31, 1995                               1,103,000
             Estimated fair value of liabilities at March 31, 1995       (2,334,000)
                                                                        -----------
                                                                         73,608,000

             Less: Repurchase and retirement of PSP7's Series D
               common stock                                              (2,757,000)
             Add : Estimated net increase in PSP7's net current
               assets projected as of May 31, 1995                        1,277,000
                                                                        -----------
                                                                       $ 72,128,000
                                                                        -----------
         Preliminary allocation of purchase cost:
           Net assets acquired at historical amounts                    $37,459,000

           Repurchase and retirement of PSP7's Series D common
             stock                                                       (2,757,000)
                                                                        -----------

               Adjusted net assets acquired at historical amounts        34,702,000

           Adjustments to reflect the fair value of the real
               estate facilities acquired                                36,149,000
           Unallocated excess purchase cost over net assets acquired      1,277,000
                                                                        -----------
                                                                       $ 72,128,000
                                                                        -----------


Under Scenario 1, the purchase cost will consist of the payment of cash ($14,426,000) and the issuance of SEI Common Stock ($57,702,000, as determined using a closing price of $16.75 per share of SEI Common Stock). The unallocated excess purchase cost over the net assets acquired will ultimately be allocated to the fair value of PSP7's current assets and liabilities at the completion of the Merger.

                            STORAGE EQUITIES, INC.
                 NOTES TO PRO FORMA CONSOLIDATED BALANCE SHEET
 (Scenario 1: Consummation of Merger through the issuance of SEI Common Stock
                             (80%) and Cash (20%))
                                March 31, 1995
                                  (Unaudited)

The following pro forma purchase adjustments have been made assuming the Merger is consummated as of March 31, 1995:

         . Cash and cash equivalents has been decreased to reflect:
             The cash portion of the purchase price                    $(14,426,000)
             Fees and expense expected to be incurred by SEI             (1,450,000)
             Repurchase and retirement of PSP7's Series D common stock   (2,757,000)
             Payment of accrued distributions as of March 31, 1995       (1,066,000)
                                                                        -----------
                                                                        (19,699,000)

             Add back: pro forma amount funded through borrowings on
               bank lines of credit                                      14,426,000
                                                                        -----------
             Net reduction to cash and cash equivalents                $ (5,273,000)
                                                                        -----------
         .  Accrued and other liabilities has been reduced to reflect the pro forma payment of PSP7's distributions which were
             accrued as of March 31, 1995                              $ (1,066,000)
                                                                        -----------

         . Shareholders' equity has been increased to reflect the issuance of Common Stock in connection with the Merger:

             Common Stock (issuance of approximately 3,444,919
               shares of SEI Common Stock, par value of $.10 per
               share)                                                  $    344,000
             Paid in capital                                             57,358,000
                                                                        -----------
               Equity portion of purchase cost                           57,702,000

             Additional adjustment to "Paid in capital" to reflect:

               Repurchase and retirement of PSP7's Series D common
                 stock                                                   (2,757,000)
               Estimated fees and expenses of issuing Common Stock       (1,450,000)
                                                                        -----------

                 Total adjustment to shareholders' equity              $ 53,495,000
                                                                        -----------


                            STORAGE EQUITIES, INC.
             PRO FORMA CONSOLIDATED PRO FORMA STATEMENT OF INCOME
       (Scenario 1:  Consummation of Merger through the issuance of SEI
                      Common Stock (80%) and Cash (20%))
                  For the three months ended March 31, 1995
                                  (Unaudited)

                                                      Pro Forma Adjustments
                                                   ---------------------------
                                                   Issurance Of
                                                   Preferred &
                                        SEI           Common        PSP VIII       PSP VI           SEI
                                    (Historical)     Stock(1)       Merger(2)     Merger(3)      (Pro forma)
                                    ------------   ------------     ----------   -----------    ------------
Revenues
  Rental Income                      $41,974,000     $ 114,000          --        $1,795,000     $43,883,000
  Interest and Other Income            1,224,000         --             --             7,000       1,231,000
                                     -----------     ---------      ----------    ----------     -----------
                                      43,198,000       114,000          --         1,802,000      45,114,000
                                     -----------     ---------      ----------    ----------     -----------

Expenses
  Cost of Operations                  15,807,000        46,000          --           613,000      16,466,000
  Depreciation and
   Amortization                        8,147,000        30,000          --           288,000       8,465,000
  General and Administrative           1,091,000         --             --            48,000       1,139,000
  Advisory Fee                         1,610,000         6,000          --            69,000       1,685,000
  Interest Expenses                    1,520,000      (159,000)         --            69,000       1,430,000
                                     -----------     ---------      ----------    ----------     -----------
                                      28,175,000       (77,000)         --         1,087,000      29,185,000
                                     -----------     ---------      ----------    ----------     -----------
Income before minority
 interest in income and
 gain on disposition of
 real estate                          15,023,000       191,000          --           715,000      15,929,000
Minority interest in income           (1,823,000)        --             --             --         (1,823,000)
                                     -----------     ---------      ----------    ----------     -----------
Net Income                           $13,200,000     $ 191,000          --        $  715,000     $14,106,000
                                     ===========     =========      ==========    ==========     ===========

Net income allocable to
 preferred shareholders              $ 5,976,000     $ 458,000      $   --        $       --     $ 6,434,000
Net income allocable to
 common shareholders                   7,224,000      (267,000)         --           715,000       7,672,000
                                     -----------     ---------      ----------    ----------     -----------
Net Income                           $13,200,000     $ 191,000          --        $  715,000     $14,106,000
                                     ===========     =========      ==========    ==========     ===========
Per Common Share:

Net Income                                 $0.24                                                       $0.24(4)
                                     ===========                                                 ===========
Weighted Average Shares               30,566,839                                                  32,629,882(4)
                                     ===========                                                 ===========
Ratio of earnings to
 combined fixed charges
 and preferred stock
 dividends (7)                              2.10                                                        2.10
                                     ===========                                                 ===========


                                                    PSP 7       Offer & Merger        SEI
                                                (Historical)    Adjustments (5)    (Pro forma)
                                                ------------    ---------------   ------------
Revenues
  Rental Income                                 $3,291,000          $   --        $ 47,174,000
  Interest and Other Income                          9,000                           1,240,000
                                                ----------          ---------     ------------
                                                 3,300,000              --          48,414,000
                                                ----------          ---------     ------------

Expenses
  Cost of Operations                             1,445,000              --          17,911,000
  Depreciation and
   Amortization                                    481,000             15,000        8,961,000
  General and Administrative                        71,000            (14,000)       1,196,000
  Advisory Fee                                     --                  78,000        1,763,000
  Interest Expenses                                 13,000            343,000        1,786,000
                                                ----------          ---------     ------------
                                                 2,010,000            422,000       31,617,000
                                                ----------          ---------     ------------
Income before minority
 interest in income and
 gain on disposition of
 real estate                                     1,290,000           (422,000)      16,797,000
Minority interest in income                        --                   --          (1,823,000)
                                                ----------          ---------     ------------
Net Income                                      $1,290,000          $(422,000)    $ 14,974,000
                                                ==========          =========     ============



Net income allocable to
 preferred shareholders                         $  --               $   --         $ 6,434,000
Net income allocable to
 common shareholders                             1,290,000           (422,000)       8,540,000
                                                ----------          ---------      -----------
Net Income                                      $1,290,000          $(422,000)     $14,974,000
                                                ==========          =========      ===========
Per Common Share:

Net Income                                      $     0.34                         $      0.24(6)
                                                ==========                         ===========
Weighted Average Shares                          3,810,908                          36,074,802(6)
                                                ==========                         ===========
Ratio of earnings to
 combined fixed charges
 and preferred stock
 dividends (7)                                                                            2.16
                                                                                   ===========

 See Accompanying Notes to Pro Forma Consolidated Balance Sheet (Scenario 1).

                            STORAGE EQUITIES, INC.
             PRO FORMA CONSOLIDATED PRO FORMA STATEMENT OF INCOME
       (Scenario 1:  Consummation of Merger through the issuance of SEI
                      Common Stock (80%) and Cash (20%))
               For the year ended December 31, 1994 (Unaudited)

                                                   Pro Forma Adjustments
                                                  -----------------------
                                                  Issuance Of
                                                  Preferred &
                                        SEI          Common     PSP VIII      PSP VI         SEI
                                    (Historical)    Stock(1)    Merger(2)    Merger(3)    (Pro forma)
                                    ------------  ------------  ----------  -----------  ------------
Revenues
  Rental Income                     $141,845,000  $13,765,000   $6,858,000  $10,557,000  $173,025,000
  Interest and Other Income            5,351,000   (1,199,000)     139,000       51,000     4,342,000
                                    ------------  -----------   ----------  -----------  ------------
                                     147,196,000   12,566,000    6,997,000   10,608,000   177,367,000
                                    ------------  -----------   ----------  -----------  ------------

Expenses
  Cost of Operations                  52,816,000    4,877,000    2,515,000    3,591,000    63,799,000
  Depreciation and
   Amortization                       28,274,000    2,696,000    1,120,000    1,728,000    33,818,000
  General and Administrative           2,631,000       --           67,000      138,000     2,836,000
  Advisory Fee                         4,983,000      902,000      152,000      359,000     6,396,000
  Interest Expenses                    6,893,000   (2,078,000)   1,472,000      879,000     7,166,000
                                    ------------  -----------   ----------  -----------  ------------
                                      95,597,000    6,397,000    5,326,000    6,695,000   114,015,000
                                    ------------  -----------   ----------  -----------  ------------

Income before minority
 interest in income and
 gain on disposition of
 real estate                          51,599,000    6,169,000    1,671,000    3,913,000    63,352,000
Minority interest in income           (9,481,000)   1,421,000        --          --        (8,060,000)
                                    ------------  -----------   ----------  -----------  ------------
                                      42,118,000    7,590,000    1,671,000    3,913,000    55,292,000

Gain on disposition of
 real estate                             --            --            --          --           --
                                    ------------  -----------   ----------  -----------  ------------
Net Income                          $ 42,118,000  $ 7,590,000   $1,671,000  $ 3,913,000  $ 55,292,000
                                    ============  ===========   ==========  ===========  ============

Net income allocable to
 preferred shareholders             $ 16,846,000  $ 8,606,000   $           $            $ 25,452,000
Net income allocable to
 common shareholders                  25,272,000   (1,016,000)   1,671,000    3,913,000    29,840,000
                                    ------------  -----------   ----------  -----------  ------------
Net Income                          $ 42,118,000  $ 7,590,000   $1,671,000  $ 3,913,000  $ 55,292,000
                                    ============  ===========   ==========  ===========  ============
Per Common Share:
Net Income                          $        1.05                                        $        0.93(4)
                                    ============                                         ============
Weighted Average Shares               24,077,055                                           32,046,269(4)
                                    ============                                         ============
Ratio of earnings to
 combined fixed charges
 and preferred stock
 dividends (7)                              2.22                                                 1.99
                                    ============                                         ============

                                                                  Pro Forma
                                                    PSP 7       Offer & Merger        SEI
                                                (Historical)    Adjustments (5)    (Pro forma)
                                                ------------    ---------------   ------------
Revenues
  Rental Income                                 $13,257,000    $    --            $186,282,000
  Interest and Other Income                          28,000                          4,370,000
                                                -----------    -----------        ------------
                                                 13,285,000         --             190,652,000
                                                -----------    -----------        ------------

Expenses
  Cost of Operations                              6,008,000         --              69,807,000
  Depreciation and
   Amortization                                   1,912,000         96,000          35,826,000
  General and Administrative                        283,000        (55,000)          3,064,000
  Advisory Fee                                         --          291,000           6,687,000
  Interest Expenses                                 146,000      1,370,000           8,682,000
                                                -----------    -----------        ------------
                                                  8,349,000      1,702,000         124,066,000
                                                -----------    -----------        ------------

Income before minority
 interest in income and
 gain on disposition of
 real estate                                      4,936,000     (1,702,000)         66,586,000
Minority interest in income                            --           --              (8,060,000)
                                                -----------    -----------        ------------
                                                  4,936,000     (1,702,000)         58,526,000
Gain on disposition of
 real estate                                        203,000         --                 203,000
                                                -----------    -----------        ------------
Net Income                                      $ 5,139,000    $(1,702,000)       $ 58,729,000
                                                ===========    ===========        ============

Net income allocable to
 preferred shareholders                         $              $                  $ 25,452,000
Net income allocable to
 common shareholders                              5,139,000     (1,702,000)         33,277,000
                                                -----------    -----------        ------------
Net Income                                      $ 5,139,000    $(1,702,000)       $ 58,729,000
                                                ===========    ===========        ============
Per Common Share:
Net Income                                      $      1.35                       $       0.94(6)
                                                ===========                       ============
Weighted Average Shares                           3,810,908                         35,491,188(6)
                                                ===========                       ============
Ratio of earnings to
 combined fixed charges
 and preferred stock
 dividends (7)                                                                            2.05
                                                                                  ============

 See Accompanying Notes to Pro Forma Consolidated Balance Sheet (Scenario 1).

                            STORAGE EQUITIES, INC.
              NOTES TO PRO FORMA CONSOLIDATED STATEMENT OF INCOME
 (Scenario 1: Consummation of Merger through the issuance of SEI Common Stock
                             (80%) and Cash (20%))
  For the Three Months Ended March 31, 1995 and Year Ended December 31, 1994
                                  (Unaudited)

 1. During 1994 and 1995, SEI issued shares of both its Preferred and Common Stock as follows:

          . On February 15, 1994, SEI issued 5,484,000 shares of Common Stock in a public offering. The net offering proceeds were approximately $76.5 million of which approximately $37.8 million was used to repay debt, to acquire real estate facilities, to acquire mortgage notes receivable and to acquire additional minority interests.

          . On June 30, 1994, SEI issued 1,200,000 shares of Adjustable Rate Cumulative Preferred Stock, Series C (the "Series C Preferred Stock"). The aggregate net offering proceeds of the offering ($28.9 million) was used to retire bank borrowings (borrowings which were used primarily to acquire real estate facilities and minority interests in real estate partnerships).

          . On September 1, 1994, SEI issued 1,200,000 shares of 9.5% Cumulative Preferred Stock, Series D (the "Series D Preferred Stock"). The aggregate net offering proceeds ($29.0 million) was used to acquire real estate facilities and minority interests in real estate partnerships.

          . On November 25, 1994, SEI issued 2,500,000 shares of Common Stock pursuant to a public offering. The offering provided gross proceeds of approximately $33.8 million which were utilized to repay borrowings on SEI's credit facilities (borrowings which were used to fund the acquisition of real estate facilities, minority interests and the cash portion of the PSP VIII merger, see Note 2 below).

          . On February 1, 1995, SEI issued 2,195,000 shares of 10% Cumulative Preferred Stock, Series E (the "Series E Preferred Stock"). The aggregate net offering proceeds of the ($52.9 million) were used to acquire real estate facilities, minority interests in real estate partnerships and retire bank borrowings (borrowings which were used to acquire real estate facilities.

The following pro forma adjustments have been made to the pro forma consolidated statements of income to reflect the above uses (the acquisition of real estate facilities, minority interests and the repayment of bank borrowings) of the proceeds as if the transactions were completed at the beginning of the year ended December 31, 1994:

                                                                            Year
                                                   Three Months            Ended
                                                      Ended             December 31,
                                                  March 31, 1995            1994
                                                  --------------        ------------
  . Rental income has been
    increased to reflect the
    incremental difference
    between the actual rental
    income included in the
    historical statement of
    operations and the pro
    forma rental income as if
    the acquired real estate
    facilities were in
    operation for a full period                      $ 114,000           $13,765,000
                                                     ---------           -----------
  . Interest and other income
    has been decreased to
    reflect the following:

        . In connection with the
          acquisition of the above
          properties, SEI canceled
          mortgage notes receivable
          from which SEI recognized
          interest income during the
          year ended December 31,
          1994.  A pro forma
          adjustment has been made to
          eliminate such interest as
          if the notes were canceled
          at the beginning of the
          period (including
          amortization of mortgage
          note discounts totaling
          $254,000 in 1994)                          $   --              $(1,199,000)
                                                     ---------           -----------

                            STORAGE EQUITIES, INC.
              NOTES TO PRO FORMA CONSOLIDATED STATEMENT OF INCOME
 (Scenario 1: Consummation of Merger through the issuance of SEI Common Stock
                             (80%) and Cash (20%))
  For the Three Months Ended March 31, 1995 and Year Ended December 31, 1994
                                  (Unaudited)

                                                                            Year
                                                   Three Months            Ended
                                                      Ended             December 31,
                                                  March 31, 1995            1994
                                                  --------------        ------------
  . Cost of operations has been increased to
    reflect the incremental difference
    between the actual cost of operations
    included in the historical statement of
    income and the pro forma cost of operations
    as if the real estate facilities were in
    operation for a full period                      $  46,000           $ 4,877,000
                                                     ---------           -----------
  . Depreciation has been increased to
    reflect the incremental difference
    between the actual depreciation expense
    included in the historical statements
    of income and the pro forma depreciation
    expense as if the real estate facilities
    were in operation for a full period              $  30,000           $ 2,696,000
                                                     ---------           -----------
. Interest expense has been decreased to
  reflect the following:

  . Interest expense was decreased to eliminate
    the historical interest expense related to
    the pay down of the debt through the use of
    net offering proceeds                            $(159,000)          $(1,117,000)

  . Mortgage notes payable were assumed in
    connection with the acquisition of the real
    estate facilities.  An adjustment was made
    to reflect the interest expense as if the
    notes were assumed at the beginning of
    the period.                                           --                 511,000

  . In October, 1994,  SEI borrowed on its
    bank credit facilities to finance the
    cash portion of the merger with PSP VIII.
    Accordingly, in Note 2 below a pro forma
    adjustment was made to interest expense to
    reflect the related outstanding borrowings
    for the entire period presented. The net
    offering proceeds of the November 25, 1994
    Common Stock offering were used to retire
    the bank borrowings of the PSP VIII
    merger, accordingly, a pro forma adjustment
    has been made offset the pro forma interest
    expense adjustment made in Note 2 below.              --              (1,472,000)
                                                     ---------           -----------
  . Net decrease in interest expense                 $(159,000)          $(2,078,000)
                                                     ---------           -----------
  . Minority interest in income has been
    decreased due to the acquisition of such
    minority interests by SEI                        $    --             $ 1,421,000
                                                     ---------           -----------
  . Advisory fees have been increased to
    reflect the effect of the above
    adjustments                                      $   6,000           $   902,000
                                                     ---------           -----------

2. On September 30, 1994, SEI completed the merger transaction with PSP VIII. The following pro forma adjustments have been made assuming the merger transaction with PSP VIII was completed at the beginning of the year ended December 31, 1994:

                            STORAGE EQUITIES, INC.
              NOTES TO PRO FORMA CONSOLIDATED STATEMENT OF INCOME
 (Scenario 1: Consummation of Merger through the issuance of SEI Common Stock
                             (80%) and Cash (20%))
  For the Three Months Ended March 31, 1995 and Year Ended December 31, 1994
                                  (Unaudited)

                                                                           Year
                                                  Three Months             Ended
                                                      Ended             December 31,
                                                  March 31, 1995           1994
                                                  --------------        ------------
. A pro forma adjustment has
  been made to reflect PSP VIII's
  historical rental income                           $   --              $6,858,000
                                                     ---------           ----------
. A pro forma adjustment has
  been made to reflect PSP VIII's
  historical interest and other income               $   --              $  139,000
                                                     ---------           ----------
. A pro forma adjustment has
  been made to reflect PSP
  VIII's  historical cost
  of operations                                      $   --              $2,515,000
                                                     ---------           ----------
. Depreciation and amortization
  was adjusted as follows:

  . A pro forma adjustment has
    been made to reflect PSP
    VIII's historical depreciation                   $   --              $  825,000

  . A pro forma adjustment has
    been made to increase the
    historical depreciation of
    the acquired PSP VIII real estate
    facilities to an amount which is
    based on the purchase cost of
    the buildings (straight-line
    over 25 years)                                       --                 295,000
                                                     ---------           ----------

                                                     $   --              $1,120,000
                                                     =========           ==========
. General and administrative
  expense was adjusted as
  follows:

  . A pro forma adjustment has
    been made to reflect PSP
    VIII's historical general
    and administrative expenses                      $   --              $  157,000

  . A pro forma adjustment has
    been made to reduce certain
    general and administrative
    expenses which SEI has
    determined would be eliminated as
    a result of the merger.  Such
    expenses include the elimination
    of PSP VIII's board of
    directors fees, PSP VIII's stock
    exchange listing fees, audit and
    tax fees and certain
    administrative expenses which
    will no longer be applicable.                        --                 (90,000)
                                                     ---------           ----------
                                                     $   --              $   67,000
                                                     =========           ==========
  . Interest expense has been
    increased for the pro forma
    borrowings ($32,389,500) on
    SEI's bank lines of credit to
    consummate the merger.  The pro
    forma interest expense was
    determined based on an interest
    rate of 9.50%.                                   $   --              $1,472,000
                                                     ---------           ----------
  . A pro forma adjustment has
    been made to the advisory fee to
    reflect the above adjustments
    combined with the effects of the
    operations of PSP VIII and the
    issuance of additional shares of
    SEI's Common Stock                               $   --              $  152,000
                                                     ---------           ----------

                            STORAGE EQUITIES, INC.
              NOTES TO PRO FORMA CONSOLIDATED STATEMENT OF INCOME
 (Scenario 1: Consummation of Merger through the issuance of SEI Common Stock
                             (80%) and Cash (20%))
  For the Three Months Ended March 31, 1995 and Year Ended December 31, 1994
                                  (Unaudited)


3. On February 28, 1995, SEI completed the merger transaction with PSP VI. The following pro forma adjustments have been made assuming the merger transaction with PSP VI was completed at the beginning of the year ended December 31, 1994:

                                                                           Year
                                                  Three Months             Ended
                                                      Ended             December 31,
                                                  March 31, 1995           1994
                                                  --------------        ------------
. A pro forma adjustment has
  been made to reflect PSP
  VI's historical rental income                      $1,795,000          $10,557,000
                                                     ----------          -----------
. A pro forma adjustment has
  been made to reflect PSP
  VI's historical interest and
  other income                                       $    7,000          $    51,000
                                                     ----------          -----------
. A pro forma adjustment has
  been made to reflect PSP
  VI's historical cost of
  operations                                         $  613,000          $ 3,591,000
                                                     ----------          -----------
. Depreciation and amortization
  was adjusted as follows:

. A pro forma adjustment has
  been made to reflect PSP
  VI's historical depreciation                       $  208,000          $ 1,223,000

. A pro forma adjustment has
  been made to increase the
  historical depreciation
  of the acquired PSP
  VI real estate facilities to
  an amount which is based
  on the preliminary
  purchase cost allocation to
  the buildings (straight-line
  over 25 years)                                         80,000              505,000
                                                     ----------          -----------
                                                     $  288,000          $ 1,728,000
                                                     ----------          -----------
. General and administrative expense was
  adjusted as follows:

. A pro forma adjustment has
  been made to reflect PSP
  VI's historical general and
  administrative expenses                            $   62,000          $   193,000

. A pro forma adjustment has
  been made to reduce certain
  general and administrative
  expenses which SEI has
  determined would be eliminated
  as a result of the merger.
  Such expenses include the
  elimination of PSP VI's board
  of director fees, PSP VI's
  stock exchange listing fees,
  audit and tax fees and certain
  administrative expenses which
  will no longer be applicable.                         (14,000)             (55,000)
                                                     ----------          -----------
                                                     $   48,000          $   138,000
                                                     ----------          -----------
. Interest expense has been made to
  increase interest expense for
  the pro forma borrowings ($8,710,000)
  on SEI's bank lines of credit to
  consummate the.  The pro forma
  interest expense was determined
  based on an interest rate of 9.50%.                $   69,000          $   879,000
                                                     ----------          -----------
. A pro forma adjustment has
  been made to the advisory
  fee to reflect the above
  adjustments combined with
  the effects of the operations
  of PSP VI and the issuance
  of additional shares of
  SEI's Common Stock                                 $   69,000          $   359,000
                                                     ----------          -----------

                            STORAGE EQUITIES, INC.
              NOTES TO PRO FORMA CONSOLIDATED STATEMENT OF INCOME
 (Scenario 1: Consummation of Merger through the issuance of
                    SEI Common Stock (80%) and Cash (20%))
  For the Three Months Ended March 31, 1995 and Year Ended December 31, 1994
                                  (Unaudited)


4.  Net income per Common Share has been computed as follows:


                                                                                      Year
                                                            Three Months              Ended
                                                               Ended               December 31,
                                                           March 31, 1995             1994
                                                           --------------         -------------
 Historical net income                                       $13,200,000          $ 42,118,000

 Less: Historical preferred stock dividends                   (5,976,000)          (16,846,000)
                                                             -----------          ------------
 Income applicable to common shareholders                    $ 7,224,000          $ 25,272,000
                                                             -----------          ------------
 Historical weighted average common shares                    30,566,839            24,077,055
                                                             -----------          ------------
 Historical net income per common share                      $      0.24          $       1.05
                                                             -----------          ------------
 Pro forma net income                                        $14,106,000          $ 55,292,000

 Less: Pro forma preferred stock dividends (1)                 6,434,000           (25,452,000)
                                                             -----------          ------------
 Income applicable to common shareholders                    $ 7,672,000          $ 29,840,000
                                                             -----------          ------------
 Pro forma weighted average common shares (2)                 32,629,882            32,046,269
                                                             -----------          ------------
 Pro forma net income per common share                       $      0.24          $       0.93
                                                             -----------          ------------

(1) As adjusted to give effect to the issuance of the Series C, Series D, Series E and Convertible Preferred Stock as if such stock were outstanding at the beginning of the period. The dividend rate on the Series C Preferred Stock is adjustable quarterly and is equal to the highest of the three separate indices as published by the Federal Reserve Board, multiplied by 110%. However, the dividend rate will not be less than 6.75% per annum nor greater than 10.75% per annum. At the date of issuance, the dividend rate was equal to 8.15% per annum, which rate was used in the determination of pro forma dividends applicable to the Series C Preferred Stock for the year ended December 31, 1994. If the dividend rate used was 10.75% per annum, the pro forma Preferred Stock dividends would have been approximately $156,000 higher for the three months ended March 31, 1995 ($780,000 higher for the year ended December 31, 1994). Accordingly, income applicable to common shareholders would have been reduced by a like amount or approximately $.03 per common for the year ended December 31, 1994 (none for the three months ended March 31, 1995).

(2) As adjusted to give effect to the issuance of additional shares of SEI's Common Stock in connection with the acquisition of additional investments in real estate entities, the public offering of Common Stock during 1994, and the PSP VIII and PSP VI mergers.

5. Pro forma Merger adjustments (with respect to PSP7), assuming that the Merger is consummated through the issuance of SEI Common Stock (80% of the purchase cost) and cash (20% of the purchase cost) have been made to reflect the following:


                                                                    Year
                                                 Three Months       Ended
                                                    Ended        December 31,
                                                March 31, 1995      1994
                                                --------------   ------------
Pro forma adjustments have been made to
 depreciation and amortization to reflect the
 following:

.  A pro forma adjustment has been made to
   increase the historical depreciation of
   the acquired PSP7 real estate facilities
   to an amount which is based on the
   preliminary purchase cost allocation to
   the buildings (straight-line over 25 years)     $  2,000       $  20,000

.  A pro forma adjustment has been made to
   reflect the amortization (straight-line
   over 25 years) of the unallocated
   purchase cost of $1,277,000 (see Note 1 to
   Pro Forma Consolidated Balance Sheet)             13,000          76,000
                                                   --------       ---------
                                                   $ 15,000       $  96,000
                                                   --------       ---------
A pro forma adjustment has been made to
reduce certain general and
administrative expenses which SEI has
determined would be eliminated as a
result of the Merger.  Such expenses
include the elimination of PSP7's board
of directors fees,  PSP7's stock
exchange listing fees,  audit and tax
fees and certain administrative expenses
which will no longer be applicable.                $(14,000)      $ (55,000)
                                                   --------       ---------

A pro forma adjustment has been made to
increase interest expense for the pro forma
borrowings ($14,426,000) on SEI's bank lines
of credit to consummate the Merger (See Note 1
to Pro Forma Consolidated Balance Sheet).
The pro forma interest expense was determined
based on an interest rate of 9.50%.                $343,000       $1,370,000
                                                   --------       ----------

   If the assumed interest rate was 9.75%,
   pro forma interest expense would be
   $352,000 for the three months ended
   March 31, 1995 and $1,407,000 for
   the year ended December 31, 1994, resulting in pro forma net income of $14,966,000 and $58,717,000 ($8,532,000 and $33,265,000
   allocable to common shareholders or ($.24 and $.92 per common share) for the three months ended March 31, 1995 and year ended
   December 31, 1994 after giving effect to reduced advisory fees as a result of increased interest expense.

A pro forma adjustment has been made to the
advisory fee to reflect the above adjustments
combined with the effects of the operations of
PSP7 and the issuance of additional shares of
SEI's Common Stock                                 $ 78,000       $  291,000
                                                   --------       ----------

                            STORAGE EQUITIES, INC.
              NOTES TO PRO FORMA CONSOLIDATED STATEMENT OF INCOME
 (Scenario 1: Consummation of Merger through the issuance of SEI Common Stock
                             (80%) and Cash (20%))
  For the Three Months Ended March 31, 1995 and Year Ended December 31, 1994
                                  (Unaudited)


6.  Pro forma net income per Common Share has been computed as follows:

                                                                 Year
                                             Three Months        Ended
                                                Ended         December 31,
                                            March 31, 1995       1994
                                            --------------   -------------
Pro forma net income                          $14,974,000    $ 58,729,000

Less: Pro forma preferred stock dividends      (6,434,000)    (25,452,000)
                                              -----------    ------------

Income applicable to common shareholders      $ 8,540,000    $ 33,277,000
                                              -----------    ------------

Pro forma weighted average common shares (1)   36,074,802      35,491,188
                                              -----------    ------------

Pro forma net income per common share         $      0.24    $        .94
                                              -----------    ------------

(1) As adjusted to give effect to the issuance of 3,444,919 additional shares of Common Stock in connection with the Merger.


7. For purposes of these computations, earnings consists of net income before minority interest in income, loss on early extinguishment of debt and gain on disposition of real estate plus fixed charges (other than preferred stock dividends) and less the portion of minority interest in income for those consolidated minority interests which had no fixed charges during the period. Fixed charges and preferred stock dividends consist of interest expense and the dividend requirements of SEI's Series A, Series B, Series C, Series D, Series E and Convertible Preferred Stock.

8. The number of shares to be issued in the Merger under this scenario is dependent upon the market price of SEI Stock. For purposes of these pro forma financial statements it was assumed that the SEI Stock price would be approximately $16.75 per share of Common Stock. This share price resulted in the pro forma issuance of approximately 3,444,919 shares of Common Stock.

    The following illustrates the effect of a $.25 per share market price fluctuation on the above pro forma financial information:

                                               Pro forma                     Pro forma Net
                                               Net Income                   Income Per Share
                                      ----------------------------     ---------------------------
                                       Three Mos.      Twelve Mos.     Three Mos.      Twelve Mos.    Pro forma Book
                 Number of shares        Ended            Ended          Ended            Ended       Value per share
Market Price   issued in the Merger     3/31/95         12/31/94        3/31/95         12/31/94        at 3/31/95
- ------------   --------------------   -----------      -----------     ----------      -----------    ---------------
   $16.50           3,497,115         $14,975,000      $58,690,000       $0.24            $0.94           $13.03
   $17.00           3,394,259         $14,973,000      $58,686,000       $0.24            $0.94           $13.07

                            STORAGE EQUITIES, INC.
                PRO FORMA CONSOLIDATED STATEMENT OF CASH FLOW
 (Scenario 1: Consummation of Merger through the issuance of SEI Common Stock
                             (80%) and Cash (20%))
                  For the Three Months Ended March 31, 1995
                                  (Unaudited)

                                                                            Issuance
                                                              SEI        Of Preferred &      PSP VIII          PSP VI
                                                          (Historical)   Common Stock(1)     Merger(2)        Merger(3)
                                                        ---------------  ---------------  ---------------  --------------
Cash flows from operating activities:
Net Income                                               $  13,200,000    $     191,000    $     --         $     715,000
Depreciation and amortization                                8,107,000           30,000          --               288,000
Minority Interest in income                                  1,823,000          --               --               --
Gain on disposition of real estate                             --               --               --               --
                                                        ---------------  ---------------  ---------------  --------------
Total adjustments                                            9,930,000           30,000          --               288,000
                                                        ---------------  ---------------  ---------------  --------------
Cash provided by operating activities                       23,130,000          221,000          --             1,003,000
                                                        ---------------  ---------------  ---------------  --------------

Cash flows from investing activities:
Principal payments on mortgage notes receivable                284,000          --               --               --
Acquisition of minority interest                            (8,536,000)         --               --               --
Acquisition of real estate facilities                      (33,662,000)         --               --               --
Proceeds from insurance settlement                          (2,100,000)         --               --               --
Purchase cost of the mergers                               (21,427,000)         --               --               --
Capital expenditures                                        (1,058,000)          (5,000)         --                (8,000)
                                                        ---------------  ---------------  ---------------  --------------
Cash provided by (used in) investing activities            (66,499,000)          (5,000)         --                (8,000)
                                                        ---------------  ---------------  ---------------  --------------

Cash flows from financing activities:
Principal payments on bank debt                              9,553,000          --               --               --
Proceeds from the issuance of Common Stock                     460,000          --               --               --
Proceeds from the issuance of Preferred Stock               52,888,000          --               --               --
Principal payments on mortgage debt                           (409,000)         --               --               --
Distributions to shareholders                              (12,434,000)        (458,000)         --              (692,000)
Distribution to minority interest                           (4,596,000)         --               --               --
Reinvestment by minority interest                              864,000          --               --               --
Other                                                       (2,576,000)         --               --               (39,000)
                                                        ---------------  ---------------  ---------------  --------------
Cash provided by (used in) financing activities             43,750,000         (458,000)         --              (731,000)
                                                        ---------------  ---------------  ---------------  --------------

Net increase (decrease) in cash and cash equivalents           381,000         (242,000)         --               264,000

Cash and cash equivalents at the beginning of the year      20,151,000          --               --             2,650,000
                                                        ---------------  ---------------  ---------------  --------------

Cash and cash equivalents at the end of the year         $  20,532,000    $    (242,000)   $     --         $   2,914,000
                                                        ===============  ===============  ===============  ==============
Funds from Operations                                    $  18,534,000
                                                        ===============
                                                                                             Offer and
                                                              SEI              PSP 7           Merger            SEI
                                                          (Pro forma)      (Historical)   Adjustments (4)    (Pro forma)
                                                        ---------------  ---------------  ---------------  ---------------
Cash flows from operating activities:
Net Income                                               $  14,106,000    $   1,290,000    $   (422,000)    $  14,974,000
Depreciation and amortization                                8,425,000          481,000          15,000         8,921,000
Minority Interest in income                                  1,823,000          --              --              1,823,000
Gain on disposition of real estate                             --               --              --                --
                                                        ---------------  ---------------  ---------------  ---------------
Total adjustments                                           10,248,000          481,000          15,000        10,744,000
                                                        ---------------  ---------------  ---------------  ---------------
Cash provided by operating activities                       24,354,000        1,771,000        (407,000)       25,718,000
                                                        ---------------  ---------------  ---------------  ---------------

Cash flows from investing activities:
Principal payments on mortgage notes receivable                284,000          --              --                284,000
Acquisition of minority interest                            (8,536,000)         --              --             (8,536,000)
Acquisition of real estate facilities                      (33,662,000)         --              --            (33,662,000)
Proceeds from insurance settlement                          (2,100,000)         --              --             (2,100,000)
Purchase cost of the mergers                               (21,427,000)         --              --            (21,427,000)
Capital expenditures                                        (1,071,000)         (76,000)        --             (1,147,000)
                                                        ---------------  ---------------  ---------------  ---------------
Cash provided by (used in) investing activities            (66,512,000)         (76,000)        --            (66,588,000)
                                                        ---------------  ---------------  ---------------  ---------------

Cash flows from financing activities:
Principal payments on bank debt                              9,553,000         (917,000)        --              8,636,000
Proceeds from the issuance of Common Stock                     460,000         --               --                460,000
Proceeds from the issuance of Preferred Stock               52,888,000         --               --             52,888,000
Principal payments on mortgage debt                           (409,000)        --               --               (409,000)
Distributions to shareholders                              (13,584,000)      (1,066,000)        308,000       (14,342,000)
Distribution to minority interest                           (4,596,000)        --               --             (4,596,000)
Reinvestment by minority interest                              864,000         --               --                864,000
Other                                                       (2,615,000)        (333,000)        --             (2,948,000)
                                                        ---------------  ---------------  ---------------  ---------------
Cash provided by (used in) financing activities             42,561,000       (2,316,000)        308,000        40,553,000
                                                        ---------------  ---------------  ---------------  ---------------

Net increase (decrease) in cash and cash equivalents           403,000         (621,000)        (99,000)         (317,000)

Cash and cash equivalents at the beginning of the year      22,801,000        1,724,000              --        24,525,000
                                                        ===============  ===============  ---------------  ===============

Cash and cash equivalents at the end of the year        $   23,204,000    $   1,103,000     $   (99,000)    $  24,208,000
                                                        ===============  ===============  ===============  ===============
Funds from Operations                                   $   19,758,000                                      $  21,122,000
                                                        ===============                                    ===============

  See Accompanying Notes to Pro Forma Consolidated Statement of Cash Flows (Scenario 1).

                            STORAGE EQUITIES, INC.
                PRO FORMA CONSOLIDATED STATEMENT OF CASH FLOW
 (Scenario 1:  Consummation of Merger through the issuance of SEI Common Stock
                            (80%) and Cash (20%))
                     For the Year Ended December 31, 1994
                                  (Unaudited)


                                                                            Issuance
                                                              SEI        Of Preferred &      PSP VIII          PSP VI
                                                          (Historical)   Common Stock(1)     Merger(2)        Merger(3)
                                                        ---------------  ---------------  ---------------  --------------
Cash flows from operating activities:
Net Income                                               $  42,118,000    $  7,590,000     $  1,671,000     $  3,913,000
Depreciation and amortization                               27,581,000       2,950,000        1,120,000        1,728,000
Minority Interest in income                                  9,481,000      (1,421,000)         --               --
Gain on disposition of real estate                             --              --               --               --
                                                        ---------------  ---------------  ---------------  --------------
Total adjustments                                           37,062,000       1,529,000        1,120,000        1,728,000
                                                        ---------------  ---------------  ---------------  --------------
Cash provided by operating activities                       79,180,000       9,119,000        2,791,000        5,641,000
                                                        ---------------  ---------------  ---------------  --------------

Cash flows from investing activities:
Principal payments on mortgage notes receivable              6,785,000        (557,000)         --               --
Investment in real estate partnership                          (78,000)        --               --               --
Acquisition of mortgage notes receivable                    (4,020,000)        --               --               --
Acquisition of minority interest                           (51,711,000)     (1,700,000)         --               --
Acquisition of real estate facilities                      (93,026,000)    (24,948,000)         --               --
Proceeds form insurance settlement                           1,666,000         --               425,000          --
Purchase cost of the mergers                               (20,972,000)        --               --           (22,478,000)
Capital expenditures                                        (8,312,000)       (473,000)      (1,507,000)        (360,000)
                                                        ---------------  ---------------  ---------------  --------------
Cash provided by (used in) investing activities           (169,668,000)    (27,678,000)      (1,082,000)     (22,838,000)
                                                        ---------------  ---------------  ---------------  --------------

Cash flows from financing activities:
Principal payments on bank debt                            (10,323,000)    (25,447,000)         --             9,249,000
Proceeds from the issuance of Common Stock                 110,280,000         --               --               --
Proceeds from the issuance of Preferred Stock               57,899,000      52,946,000          --               --
Principal payments on mortgage debt                         (8,233,000)       (457,000)         --               --
Distributions to shareholders                              (38,095,000)    (10,026,000)      (1,634,000)      (2,676,000)
Distribution to minority interest                          (23,037,000)      3,670,000          --               --
Reinvestment by minority interest                            7,962,000      (2,111,000)         --               --
Other                                                        3,654,000         --             (276,000)         (336,000)
                                                        ---------------  ---------------  ---------------  --------------
Cash provided by (used in) financing activities            100,107,000      18,575,000      (1,910,000)        6,237,000
                                                        ---------------  ---------------  ---------------  --------------

Net increase (decrease) in cash and cash equivalents         9,619,000          16,000        (201,000)      (10,960,000)

Cash and cash equivalents at the beginning of the year      10,532,000         --            1,470,000         1,408,000
                                                        ---------------  ---------------  ---------------  --------------

Cash and cash equivalents at the end of the year         $  20,151,000    $     16,000     $ 1,269,000      $ (9,552,000)
                                                        ===============  ===============  ===============  ==============
Funds from Operations                                    $  56,143,000
                                                        ===============

                                                                                             Offer and
                                                              SEI              PSP 7           Merger            SEI
                                                          (Pro forma)      (Historical)   Adjustments (4)    (Pro forma)
                                                        ---------------  ---------------  ---------------  ---------------
Cash flows from operating activities:
Net Income                                               $  55,292,000    $   5,139,000    $  (1,702,000)   $  58,729,000
Depreciation and amortization                               33,379,000        1,912,000           96,000       35,387,000
Minority Interest in income                                  8,060,000          --               --             8,060,000
Gain on disposition of real estate                             --              (203,000)         --              (203,000)
                                                        ---------------  ---------------  ---------------  ---------------
Total adjustments                                           41,439,000        1,709,000           96,000       43,244,000
                                                        ---------------  ---------------  ---------------  ---------------
Cash provided by operating activities                       96,731,000        6,848,000       (1,606,000)     101,973,000
                                                        ---------------  ---------------  ---------------  ---------------

Cash flows from investing activities:
Principal payments on mortgage notes receivable              6,228,000          --               --             6,228,000
Investment in real estate partnership                          (78,000)         --               --               (78,000)
Acquisition of mortgage notes receivable                    (4,020,000)         --               --            (4,020,000)
Acquisition of minority interest                           (53,411,000)         --               --           (53,411,000)
Acquisition of real estate facilities                     (117,974,000)         --               --          (117,974,000)
Proceeds form insurance settlement                           2,091,000          375,000          --             2,466,000
Purchase cost of the mergers                               (43,450,000)         --           (15,876,000)     (59,326,000)
Capital expenditures                                       (10,652,000)        (464,000)         --           (11,116,000)
                                                        ---------------  ---------------  ---------------  ---------------
Cash provided by (used in) investing activities           (221,266,000)         (89,000)     (15,876,000)    (237,231,000)
                                                        ---------------  ---------------  ---------------  ---------------

Cash flows from financing activities:
Principal payments on bank debt                            (26,521,000)      (2,116,000)      14,426,000      (14,211,000)
Proceeds from the issuance of Common Stock                 110,280,000          --               --           110,280,000
Proceeds from the issuance of Preferred Stock              110,845,000          --               --           110,845,000
Principal payments on mortgage debt                         (8,690,000)         --               --            (8,690,000)
Distributions to shareholders                              (52,431,000)      (4,271,000)       1,343,000      (55,359,000)
Distribution to minority interest                          (19,367,000)         --               --           (19,367,000)
Reinvestment by minority interest                            5,851,000          --               --             5,851,000
Other                                                        3,042,000         (457,000)         --             2,585,000
                                                        ---------------  ---------------  ---------------  ---------------
Cash provided by (used in) financing activities            123,009,000       (6,844,000)      15,769,000      131,934,000
                                                        ---------------  ---------------  ---------------  ---------------

Net increase (decrease) in cash and cash equivalents        (1,526,000)         (85,000)      (1,713,000)      (3,324,000)

Cash and cash equivalents at the beginning of the year      13,410,000        1,809,000          --            15,219,000
                                                        ---------------  ---------------  ---------------  ---------------

Cash and cash equivalents at the end of the year         $  11,884,000      $ 1,724,000     $ (1,713,000)   $  11,895,000
                                                        ===============  ===============  ===============  ===============
Funds from Operations                                    $  77,364,000                                      $  82,606,000
                                                        ===============                                    ===============

                           STORAGE EQUITIES, INC.
            NOTES TO PRO FORMA CONSOLIDATED STATEMENT OF CASH FLOWS
 (Scenario 1: Consummation of Merger through the issuance of SEI Common Stock
                             (80%) and Cash (20%))
                                  (Unaudited)


1. During 1994 and 1995, SEI issued shares of both its Preferred and Common Stock as follows:

     . On February 15, 1994, SEI issued 5,484,000 shares of Common Stock in a public offering. The net offering proceeds were approximately $76.5 million which combined with the use of cash reserves were used to repay debt, acquire real estate facilities, acquire mortgage notes receivable, and acquire additional minority interests.

     . On June 30, 1994, SEI issued 1,200,000 shares of Adjustable Rate
       Cumulative Preferred Stock, Series C (the "Series C Preferred Stock"). The aggregate net offering proceeds ($28.9 million) was used to retire bank borrowings (borrowings which were used primarily to acquire real estate facilities and minority interests in real estate partnerships).

     . On September 1, 1994, SEI issued 1,200,000 shares of 9.5% Cumulative
       Preferred Stock, Series D (the "Series D Preferred Stock"). The aggregate net offering proceeds ($29.0 million) was used to acquire real estate facilities and minority interests in real estate partnerships.

     . On November 25, 1994, SEI issued 2,500,000 shares of Common Stock pursuant to a public offering. The offering provided gross proceeds of approximately $33.8 million which were utilized to repay borrowings on SEI's credit facilities (borrowings which were used to fund the acquisition of real estate facilities, minority interests and the cash portion of the PSP VIII merger, see Note 3 below).

     . On February 1, 1995, SEI issued 2,195,000 shares of 10% Cumulative
       Preferred Stock, Series E (the "Series E Preferred Stock"). The aggregate net offering proceeds of $52.9 million were used to acquire real estate facilities, minority interests in real estate partnerships and retire bank borrowings (borrowings which were used to acquire real estate facilities).

     Pro forma adjustments have been made to the pro forma consolidated statements of income to reflect the uses of the proceeds as if the transactions were completed at the beginning of the year ended December 31, 1994. Similarly, the following pro forma adjustments were made to reflect the effect on net cash provided by operating activities:


                                                  Three Months         Year
                                                      Ended           Ended
                                                     March 31,     December 31,
                                                       1995            1994
                                                  ------------     ------------

     "Net income" was adjusted to reflect the
     overall effect of the above offerings and
     the use of the net proceeds therefrom on
     the pro forma consolidated net income          $  191,000    $ 7,590,000
                                                     ---------     ----------

     "Depreciation and amortization" has been
     increased to reflect the incremental
     difference between the actual depreciation
     expense included in the historical statements
     of operations and the pro forma depreciation
     expense as if the facilities were in operation
     for a full period (including a pro forma
     adjustment for the amortization of mortgage
     note receivable discounts totaling $254,000
     - See Note 1 to the Pro Forma Consolidated
     Statement of Income)
                                                    $   30,000    $ 2,950,000
                                                     ---------     ----------

     "Minority interest in income" has been
     adjusted to reflect similar
     adjustments to the pro forma consolidated
     statements of income                           $       --    $(1,421,000)
                                                     ---------     ----------

                           STORAGE EQUITIES, INC.
            NOTES TO PRO FORMA CONSOLIDATED STATEMENT OF CASH FLOWS
 (Scenario 1: Consummation of Merger through the issuance of SEI Common Stock
                             (80%) and Cash (20%))
                                  (Unaudited)

                                                  Three Months         Year
                                                      Ended           Ended
                                                     March 31,     December 31,
                                                       1995            1994
                                                  ------------     ------------
  The following pro forma adjustments have been
  made to cash flows from investing and financing
  activities:
     "Principal payments on mortgage notes
     receivable" was decreased to reflect the
     elimination of historical payments relating
     to the canceled mortgage notes (which were
     canceled in connection with the acquisition
     of real estate facilities)                    $         -     $   (557,000)
                                                   -----------     -------------

     "Acquisitions of minority interests in real
     estate partnerships" was increased to reflect
     the acquisitions of such interests, which
     occurred subsequent to the period             $         -     $ (1,700,000)
                                                   -----------     -------------

     "Acquisitions of real estate facilities" was
     increased to reflect the acquisitions of real
     estate facilities,  which occurred subsequent
     to the period                                 $   (5,000)     $(24,948,000)
                                                   -----------     -------------

     "Capital improvements to real estate
     facilities" was increased to reflect the
     estimated additional capital improvements
     which would have been incurred during the
     period for the acquired real estate
     facilities                                    $         -     $   (473,000)
                                                   -----------     -------------

     "Net proceeds (pay downs) from note payable
     to bank" has been adjusted to reflect the pro
     forma use of the offering proceeds to pay
     down the historical borrowings on SEI's
     credit facilities during the year ended
     December 31, 1994                             $         -     $(25,447,000)
                                                   -----------     -------------

     "Net proceeds from the issuance of preferred
     stock" was increased to reflect the net
     proceeds from the issuance of Series E
     Preferred Stock, which occurred subsequent to
     the period                                    $         -     $  52,946,000
                                                   -----------     -------------
     "Principal payments on mortgage notes
     payable" was increased to reflect the
     payments which would have been made during
     the period with respect to the mortgage notes
     payable which were assumed in connection with
     the acquisition of real estate facilities     $         -     $   (457,000)
                                                   -----------     -------------

     "Distributions paid to shareholders" has been
     increased to reflect the additional
     distributions which would have been paid to
     the holders of the Common Stock,  Series C,
     Series D, Series E issued during 1994 and
     1995, as if the common and preferred stock
     was outstanding for the entire period         $ (458,000)     $(10,026,000)
                                                   -----------     -------------

                           STORAGE EQUITIES, INC.
            NOTES TO PRO FORMA CONSOLIDATED STATEMENT OF CASH FLOWS
 (Scenario 1: Consummation of Merger through the issuance of SEI Common Stock
                             (80%) and Cash (20%))
                                  (Unaudited)


                                                  Three Months         Year
                                                      Ended           Ended
                                                     March 31,     December 31,
                                                       1995            1994
                                                  ------------     ------------
     "Distributions from operations to minority
     interest in real estate partnerships" has
     been adjusted to reflect the reduction in
     distributions to minority interests which
     would have resulted in connection with the
     acquisition of minority interests by SEI,
     assuming SEI had completed such acquisitions
     at the beginning of the period                $     -         $  3,670,000
                                                   -------         ------------

     "Reinvestment by minority interests into
     real estate partnerships" has been adjusted
     to reflect the reduction which would have
     resulted in connection with the acquisition
     of minority interests by SEI, assuming SEI
     had completed such acquisitions at the
     beginning of the period                       $     -         $(2,111,000)
                                                   -------         ------------

2. Effective September 30, 1994, SEI completed the merger transaction with PSP VIII. The following pro forma adjustments have been made assuming the merger transaction with PSP VIII was completed at the beginning of the year ended December 31, 1994:

                                                  Three Months         Year
                                                      Ended           Ended
                                                     March 31,     December 31,
                                                       1995            1994
                                                  ------------     ------------
   An adjustment has been made to reflect the
   pro forma increase in net income as a result
   of the PSP VIII merger transaction                $     -       $ 1,671,000
                                                     -------       -----------

   An adjustment has been made to reflect the
   pro forma increase in depreciation as a result
   of the PSP VIII merger transaction                $     -       $ 1,120,000
                                                     -------       -----------

   A pro forma adjustment has been made to reflect
   PSP VIII's historical proceeds from an insurance
   settlement                                        $     -       $   425,000
                                                     -------       -----------

   A pro forma adjustment has been made to reflect
   PSP VIII's historical capital improvements        $     -       $(1,507,000)
                                                     -------       ------------

   Distributions paid to shareholders has been
   increased to reflect the additional
   distributions which would have been paid (from
   January 1, 1994 through September 30, 1994) as
   a result of the issuance of 2,593,910 additional
   shares of Common Stock (assuming the historical
   distribution rate of $.21 per share per quarter)  $     -       $(1,634,000)
                                                     -------       ------------

   A pro forma adjustment has been made to reflect
   PSP VIII's historical net change in other assets
   and liabilities during the period                 $     -       $  (276,000)
                                                     -------       ------------

                           STORAGE EQUITIES, INC.
            NOTES TO PRO FORMA CONSOLIDATED STATEMENT OF CASH FLOWS
 (Scenario 1: Consummation of Merger through the issuance of SEI Common Stock
                             (80%) and Cash (20%))
                                  (Unaudited)


 3. On February 28, 1995, SEI completed the merger transaction with PSP VI. The following pro forma adjustments have been made assuming the merger transaction with PSP VI was completed at the beginning of the year ended December 31, 1994: Similarly, the following pro forma adjustments were made to reflect the effect on net cash provided by operating activities:

                                                  Three Months         Year
                                                      Ended           Ended
                                                     March 31,     December 31,
                                                       1995            1994
                                                  ------------     ------------
     An adjustment has been made to reflect the
     pro forma increase in net income as a result
     of the PSP VI merger transaction                $ 715,000      $  3,913,000
                                                     ---------      ------------

     An adjustment has been made to reflect the pro
     forma increase in depreciation as a result of
     the PSP VI merger transaction                   $ 288,000      $  1,728,000
                                                     ---------      ------------

     A pro forma adjustment has been made to reflect
     PSP VI's historical capital improvements        $  (8,000)     $  (360,000)
                                                     ---------      ------------

     Distributions paid to shareholders has been
     increased to reflect the distributions which
     would have been paid as a result of the
     issuance of 3,148,000 additional shares of
     Common Stock (assuming the historical
     distribution rate of $.22 and $.85 per common
     share for the three months ended March 31,
     1995 and year ended December 31, 1994)          $(692,000)     $(2,676,000)
                                                     ----------     ------------

     A pro forma adjustment has been made to reflect
     PSP VI's historical net change in other assets
     and liabilities during the period               $ (39,000)     $  (336,000)
                                                     ----------     ------------

     In addition, pro forma adjustments were made to cash flows from investing and financing activities as follows:

     "Purchase cost of the Merger" has been
     adjusted to reflect:
         .  the cash portion of the purchase price   $   --        $(21,428,000)
         .  fees and expenses expected to be
            incurred by SEI                              --          (1,050,000)
                                                     ---------     -------------
                                                     $   --        $(22,478,000)
                                                     ---------     -------------
     "Net proceeds (pay downs) from note payable
     to bank has been adjusted to reflect additional
     borrowings to fund the purchase cost of the
     merger                                          $   --        $  9,249,000
                                                     ---------     ------------

4. Pro forma Merger adjustments, assuming that the Merger is consummated through the issuance of SEI Common Stock (80% of the purchase cost) and cash (20% of the purchase cost) have been made to the pro forma consolidated statements of income to reflect the Merger. Similarly, the following pro forma adjustments were made to reflect the effect on net cash provided by operating activities:


    "Net income" was adjusted to reflect the
     overall effect of the Merger                    $ (422,000)   $ (1,702,000)
                                                     -----------   -------------

    Pro forma adjustments have been made to
    depreciation and amortization expense to
    reflect the Merger                               $   15,000    $     96,000
                                                     ----------    ------------

                           STORAGE EQUITIES, INC.
            NOTES TO PRO FORMA CONSOLIDATED STATEMENT OF CASH FLOWS
 (Scenario 1: Consummation of Merger through the issuance of SEI Common Stock
                             (80%) and Cash (20%))
                                  (Unaudited)


                                                  Three Months         Year
                                                      Ended           Ended
                                                     March 31,     December 31,
                                                       1995            1994
                                                   -----------     ------------
In addition, pro forma adjustments were made
to cash flows from investing and financing
activities as follows:

"Purchase cost of the Merger" has been
adjusted to reflect:
. the cash portion of the purchase price          $     --         $(14,426,000)
. fees and expenses expected to be incurred
  by SEI                                                --           (1,450,000)
                                                   -----------      -----------
                                                  $     --         $(15,876,000)
                                                   ===========      ===========
"Net proceeds" (pay downs) from note payable to
bank" has been adjusted to reflect additional
borrowings to fund the purchase cost of the
Merger                                            $     --         $ 14,426,000
                                                   -----------      -----------
"Distributions paid to shareholders" has been
decreased as following:

. to eliminate PSP7 historical distributions      $ 1,066,000      $  4,271,000
. to reflect the additional distributions which
  would have been paid as a result of the
  issuance of 3,444,919 additional shares of
  Common Stock (assuming the historical
  distribution rate of $.22 and $.85 per share
  for the three months ended March 31, 1995 and
  year ended December 31, 1994, respectively)        (758,000)       (2,928,000)
                                                   -----------      -----------

                                                  $   308,000      $  1,343,000
                                                   ===========      ===========

                            STORAGE EQUITIES, INC.
                     CONSOLIDATED PRO FORMA BALANCE SHEET
 (Scenario 2: Consummation of Merger through the issuance of SEI Common Stock)
                                March 31, 1995
                                  (Unaudited)

                                                                                                         Pro forma Offer and
                                                                                                         Merger Adjustments
                                                   SEI                  PSP 7                                             SEI
                 ASSETS                        (Historical)         (Historical)      Purchase        Valuation         Pro Forma
                                              -------------        -------------    ------------   -------------    --------------
Cash and cash equivalents                     $  20,532,000        $  1,103,000     $(5,273,000)   $       -        $   16,362,000
Real estate facilities, net of
 accumulated depreciation                       878,269,000          38,151,000                       36,149,000       952,569,000
Mortgage loans receivable, primarily from
 affiliated                                      20,545,000                                                             20,545,000
Unallocated purchase cost                                                            72,128,000      (70,851,000)        1,277,000
Other assets                                     12,991,000             539,000                                         13,530,000
                                               ------------         -----------      ----------      -----------     -------------
Total assets                                  $ 932,337,000        $ 39,793,000     $66,855,000     $(34,702,000)   $1,004,283,000
                                               ============         ===========      ==========      ===========     =============
LIABILITIES AND SHAREHOLDERS' EQUITY
Note payable to bank                          $  35,000,000        $     -          $     -         $      -        $   35,000,000
Mortgage notes payable                           52,119,000                                                -            52,119,000
                                               ------------         -----------      ----------      -----------     -------------
Total debt                                       87,119,000              -                -                -            87,119,000
Accrued and other liabilities                    14,893,000           2,334,000      (1,066,000)           -            16,161,000
Minority interest                               133,893,000                              -                             133,893,000
Shareholder's equity
  Preferred Stock, $0.1 par value,
   50,000,000 shares authorized,
   11,106,000 shares issued and
   outstanding
   Cumulative preferred stock, issued in
    series                                      220,150,000              -                -                            220,150,000
   Convertible preferred stock                   57,500,000              -                -                -            57,500,000
Common stock , $.10 par value, 60,000,000
 shares authorized 32,838,310 shares
 issued and outstanding (37,144,459 pro
 forma shares issued and outstanding)             3,284,000              38,000         431,000          (38,000)        3,715,000
Paid-in capital                                 424,965,000          49,827,000      67,490,000      (47,070,000)      495,212,000
Cumulative net income                           185,685,000          55,566,000           -          (55,566,000)      185,685,000
Cumulative distribution paid                   (195,152,000)        (67,972,000)          -           67,972,000      (195,152,000)
                                               ------------         -----------      ----------      -----------     -------------
  Total shareholders' equity                    696,432,000          37,459,000      67,921,000      (34,702,000)      767,110,000
                                               ------------         -----------      ----------      -----------     -------------
  Total liabilities and shareholders
   equity                                     $ 932,337,000        $ 39,793,000     $66,855,000     $(34,702,000)   $1,004,283,000
                                               ============         ===========      ==========      ===========     =============
Book Value per Common Share                          $12.75                                                                 $13.18
                                               ============                                                          =============

 See Accompanying Notes to Pro Forma Consolidated Balance Sheet (Scenario 2).

                           STORAGE EQUITIES, INC.
                 NOTES TO PRO FORMA CONSOLIDATED BALANCE SHEET
      (Scenario 2: Consummation of Merger solely through the issuance of
                               SEI Common Stock)
                                March 31, 1995
                                  (Unaudited)

1. The Merger will be accounted for using the purchase method of accounting and the total purchase cost will be allocated to the acquired net assets; first to the tangible and identifiable intangible assets and liabilities of PSP7 based upon their respective fair values, and the remainder, if any, will be allocated to excess of purchase cost over book value of assets acquired. The aggregate purchase cost to be paid to the shareholders of PSP7 has been determined to be the sum of (1) the fair market value of PSP7's real estate assets, (2) the estimated book value of PSP7's non-real estate assets as of March 31, 1995 less (3) PSP7's estimated liabilities as of March 31, 1995, including an estimated adjustment for potential environmental matters. In addition, concurrent with the Merger, PSP7's outstanding Series D common stock is assumed to be repurchased and retired. The aggregate purchase cost and its preliminary allocation to the historical assets and liabilities is as follows:

      Purchase cost, including related fees (see related adjustments below):
           Acquisition of 3,806,491 shares of PSP7 Common Stock:

              Fair value of real estate facilities acquired                        $ 74,300,000
              Estimated fair value of other assets at March 31, 1995                    539,000
              Cash balance at March 31, 1995                                          1,103,000
              Estimated fair value of liabilities at March 31, 1995                  (2,334,000)
                                                                                     ----------
                                                                                     73,608,000

              Less:  Repurchase and retirement of PSP7's Series D common stock       (2,757,000)

              Add: Estimated net increase in PSP7's net current assets projected
                as of May 31, 1995                                                    1,277,000
                                                                                    -----------

                                                                                   $ 72,128,000
                                                                                    ===========

      Preliminary allocation of purchase cost:
              Net assets acquired at historical amounts                            $ 37,459,000

              Repurchase and retirement of PSP7's Series D common stock              (2,757,000)
                                                                                   ------------
                     Adjusted net assets acquired at historical amounts              34,702,000

              Adjustments to reflect the fair value of the real estate
                   facilities acquired                                               36,149,000
              Unallocated excess purchase cost over net assets acquired               1,277,000
                                                                                    -----------

                                                                                   $ 72,128,000
                                                                                    ===========

Under Scenario 2, the purchase cost will consist of the issuance of SEI Common ($72,128,000, as determined using a closing price of $16.75 per share of SEI Common Stock). The unallocated excess purchase cost over the net assets acquired will ultimately be allocated to fair value of PSP7's current assets and liabilities at the completion of the Merger.

                            STORAGE EQUITIES, INC.
                 NOTES TO PRO FORMA CONSOLIDATED BALANCE SHEET
      (Scenario 2: Consummation of Merger solely through the issuance of
                              SEI Common Stock)
                                March 31, 1995
                                 (Unaudited)


The following pro forma purchase adjustments have been made assuming the Merger is consummated as of March 31, 1995:

   .  Cash and cash equivalents has been decreased to reflect:
          Fees and expense expected to be incurred by SEI          $(1,450,000)
          Repurchase and retirement of PSP7's Series D common
             stock                                                  (2,757,000)
             Payment of accrued distributions as of March 31, 1995  (1,066,000)
                                                                    ----------

             Net reduction to cash and cash equivalents            $(5,273,000)
                                                                    ----------

   .  Accrued and other liabilities has been reduced to reflect the pro forma payment of PSP7's distributions which were
      accrued as of March 31, 1995                                 $(1,066,000)
                                                                    ----------

   . Shareholders' equity has been increased to reflect the issuance of Common Stock in connection with the Merger:

             Common Stock (issuance of approximately 4,306,149
                shares of SEI Common Stock, par value of $.10
                per share)                                         $   431,000
             Paid in capital                                        71,697,000
                                                                    ----------

                 Equity portion of purchase cost                    72,128,000

               Additional adjustments to "Paid-in capital" to
                 reflect:

               Repurchase and retirement of PSP7's Series D common
                  stock                                             (2,757,000)
               Estimated fees and expenses of issuing Common Stock  (1,450,000)
                                                                    ----------

                 Total adjustment to shareholders' equity          $67,921,000

                            STORAGE EQUITIES, INC.
                 PRO FORMA CONSOLIDATED STATEMENT OF INCOME
       (Scenario 2: Consummation of Merger Solely through the Issuance of SEI Common Stock)
             For the Three Months Ended March 31, 1995
                                  (Unaudited)

                                                                                Per Forma Adjustments
                                                                           --------------------------------
                                                                              Issuance
                                                                SEI        Of Preferred &      PSP VIII          PSP VI
                                                            (Historical)   Common Stock(1)     Merger(2)        Merger(3)
                                                          ---------------  ---------------  ---------------  --------------
Revenues
  Rental Income                                             $41,974,000       $ 114,000            --          $1,795,000
  Interest and Other Income                                   1,224,000            --              --               7,000
                                                          ---------------  ---------------  ---------------  --------------
                                                             43,198,000         114,000            --           1,802,000
                                                          ---------------  ---------------  ---------------  --------------
Expenses
  Cost of Operations                                         15,807,000          46,000            --             613,000
  Depreciation and Amortization                               8,147,000          30,000            --             288,000
  General and Administrative                                  1,091,000            --              --              48,000
  Advisory Fee                                                1,610,000           6,000            --              69,000
  Interest Expenses                                           1,520,000        (159,000)           --              69,000
                                                          ---------------  ---------------  ---------------  --------------
                                                             28,175,000         (77,000)           --           1,087,000
                                                          ---------------  ---------------  ---------------  --------------
Income before minority interest in income and
 gain on disposition of real estate                          15,023,000         191,000            --             715,000
Minority interest in income                                  (1,823,000)           --              --                --
                                                          ---------------  ---------------  ---------------  --------------
Net Income                                                  $13,200,000       $ 191,000            --          $  715,000
                                                          ===============  ===============  ===============  ==============
Net income allocable to preferred shareholders              $ 5,976,000       $ 458,000      $     --          $     --
Net income allocable to common shareholders                   7,224,000        (267,000)           --             715,000
                                                          ---------------  ---------------  ---------------  --------------
Net Income                                                  $13,200,000       $ 191,000            --          $  715,000
                                                          ===============  ===============  ===============  ==============
Per Common Share:
Net Income                                                  $      0.24
                                                          ===============
Weighted Average Shares                                      30,566,839
                                                          ===============
Ratio of earnings to combined fixed charges and preferred
 stock dividends (7)                                               2.10
                                                          ===============

                                                                                              Pro forma
                                                                SEI              PSP 7      Offer & Merger         SEI
                                                            (Pro forma)      (Historical)   Adjustments(5)     (Pro forma)
                                                          ---------------  ---------------  ---------------  ---------------
Revenues
  Rental Income                                             $43,883,000     $ 3,291,000     $    --           $47,174,000
  Interest and Other Income                                   1,231,000           9,000                         1,240,000
                                                          ---------------  ---------------  ---------------  --------------
                                                             45,114,000       3,300,000          --            48,414,000
                                                          ---------------  ---------------  ---------------  --------------
Expenses
  Cost of Operations                                         16,466,000       1,445,000          --            17,911,000
  Depreciation and Amortization                               8,465,000         481,000        15,000           8,961,000
  General and Administrative                                  1,139,000          71,000       (14,000)          1,196,000
  Advisory Fee                                                1,685,000           --           98,000           1,783,000
  Interest Expenses                                           1,430,000          13,000          --             1,443,000
                                                          ---------------  ---------------  ---------------  --------------
                                                             29,185,000       2,010,000        99,000          31,294,000
                                                          ---------------  ---------------  ---------------  --------------
Income before minority interest in income and
 gain on disposition of real estate                          15,929,000       1,290,000       (99,000)         17,120,000
Minority interest in income                                  (1,823,000)          --             --            (1,823,000)
                                                          ---------------  ---------------  ---------------  --------------
Net Income                                                  $14,106,000     $               $ (99,000)        $15,297,000
                                                          ===============  ===============  ===============  ==============
Net income allocable to preferred shareholders              $ 6,434,000     $     --        $    --           $ 6,434,000
Net income allocable to common shareholders                   7,672,000       1,290,000       (99,000)          8,863,000
                                                          ---------------  ---------------  ---------------  --------------
Net Income                                                  $14,106,000     $ 1,290,000     $ (99,000)        $15,297,000
                                                          ===============  ===============  ===============  ==============
Per Common Share:
Net Income                                                  $      0.24(4)  $      0.34                       $      0.24(6)
                                                          ===============  ===============                   ==============
Weighted Average Shares                                      32,629,882(4)    3,810,908                        36,936,031(6)
                                                          ===============  ===============                   ==============
Ratio of earnings to combined fixed charges and preferred
 stock dividends (7)                                               2.10                                              2.25
                                                          ===============                                    ==============

  See Accompanying Notes to Pro Forma Consolidated Balance Sheet (Scenario 2).

                            STORAGE EQUITIES, INC.
                 PRO FORMA CONSOLIDATED STATEMENT OF INCOME
       (Scenario 2: Consummation of Merger Solely through the Issuance of SEI Common Stock)
                     For the Year Ended December 31, 1994
                                  (Unaudited)

                                                                            Issuance
                                                              SEI        Of Preferred &      PSP VIII          PSP VI
                                                          (Historical)   Common Stock(1)     Merger(2)        Merger(3)
                                                        ---------------  ---------------  ---------------  --------------
Revenues
  Rental Income                                          $141,845,000      $13,765,000       $6,858,000     $10,557,000
  Interest and Other Income                                 5,351,000       (1,199,000)         139,000          51,000
                                                        ---------------  ---------------  ---------------  --------------
                                                          147,196,000       12,566,000        6,997,000      10,608,000
                                                        ---------------  ---------------  ---------------  --------------
Expenses
  Cost of Operations                                       52,816,000        4,877,000        2,515,000       3,591,000
  Depreciation and Amortization                            28,274,000        2,696,000        1,120,000       1,728,000
  General and Administrative                                2,631,000            --              67,000         138,000
  Advisory Fee                                              4,983,000          902,000          152,000         359,000
  Interest Expenses                                         6,893,000       (2,078,000)       1,472,000         879,000
                                                        ---------------  ---------------  ---------------  --------------
                                                           95,597,000        6,397,000        5,326,000       6,695,000
                                                        ---------------  ---------------  ---------------  --------------
Income before minority interest in income and
 gain on disposition of real estate                        51,599,000        6,169,000        1,671,000       3,913,000
Minority interest in income                                (9,481,000)       1,421,000           --                --
                                                        ---------------  ---------------  ---------------  --------------
                                                           42,118,000        7,590,000        1,671,000       3,913,000
Gain on disposition of real estate                               --              --              --                --
                                                        ---------------  ---------------  ---------------  --------------
Net Income                                               $ 42,118,000      $ 7,590,000       $1,671,000     $ 3,913,000
                                                        ===============  ===============  ===============  ==============
Net income allocable to preferred shareholders           $ 16,846,000      $ 8,606,000       $   --         $    --
Net income allocable to common shareholders                25,272,000       (1,016,000)       1,671,000       3,913,000
                                                        ---------------  ---------------  ---------------  --------------
Net Income                                               $ 42,118,000      $ 7,590,000       $1,671,000     $ 3,913,000
                                                        ===============  ===============  ===============  ==============
Per Common Share:
Net Income                                               $       1.05
                                                        ===============
Weighted Average Shares                                    24,077,055
                                                        ===============
Ratio of earnings to combined fixed charges and
 preferred stock dividends(7)                                    2.22
                                                        ===============

                                                                                            Pro forma
                                                              SEI              PSP 7      Offer & Merger        SEI
                                                          (Pro forma)      (Historical)   Adjustments(5)     (Pro forma)
                                                        ---------------  ---------------  ---------------  ---------------
Revenues
Rental Income                                            $173,025,000      $13,257,000       $    --       $186,282,000
Interest and Other Income                                   4,342,000           28,000                        4,370,000
                                                        ---------------  ---------------  ---------------  ---------------
                                                          177,367,000       13,285,000            --        190,652,000
                                                        ---------------  ---------------  ---------------  ---------------
Expenses
Cost of Operations                                         63,799,000        6,008,000            --         69,807,000
Depreciation and Amortization                              33,818,000        1,912,000           96,000      35,826,000
General and Administrative                                  2,836,000          283,000          (55,000)      3,064,000
Advisory Fee                                                6,396,000            --             373,000       6,769,000
Interest Expenses                                           7,166,000          146,000            --          7,312,000
                                                        ---------------  ---------------  ---------------  ---------------
                                                          114,015,000        8,349,000          414,000     122,778,000
                                                        ---------------  ---------------  ---------------  ---------------
Income before minority interest in income and
 gain on disposition of real estate                        63,352,000        4,936,000         (414,000)     67,874,000
Minority interest in income                                (8,060,000)           --               --         (8,060,000)
                                                        ---------------  ---------------  ---------------  ---------------
                                                           55,292,000        4,936,000         (414,000)     59,814,000
Gain on disposition of real estate                              --             203,000            --            203,000
                                                        ---------------  ---------------  ---------------  ---------------
Net Income                                               $ 55,292,000      $ 5,139,000       $ (414,000)   $ 60,017,000
                                                        ===============  ===============  ===============  ===============
Net income allocable to preferred shareholders           $ 25,452,000      $     --          $    --       $ 25,452,000
Net income allocable to common shareholders                29,840,000        5,139,000         (414,000)     34,565,000
                                                        ---------------  ---------------  ---------------  ---------------
                                                         $ 55,292,000      $ 5,139,000       $ (414,000)   $ 60,017,000
                                                        ===============  ===============  ===============  ===============
Per Common Share:

Net Income                                               $       0.93(4)   $      1.35                     $       0.95(6)
                                                        ===============  ===============                   ===============
Weighted Average Shares                                    32,046,269(4)     3,810,908                       36,352,418(6)
                                                        ===============  ===============                   ===============
Ratio of earnings to combined fixed charges and preferred
 stock dividends(7)                                              1.99                                              2.13
                                                        ===============                                    ===============

See Accompanying Notes to Pro Forma Consolidated Balance Sheet (Scenario 2)

                            STORAGE EQUITIES, INC.
             NOTES TO PRO FORMA CONSOLIDATED STATEMENTS OF INCOME
      (Scenario 2: Consummation of Merger Solely through the issuance of
                               SEI Common Stock)
                For the Three Months Ended March 31, 1995 and
                         Year Ended December 31, 1994
                                  (Unaudited)



 1. See Note 1 to Pro Forma Consolidated Statements of Income (Scenario 1).

 2. See Note 2 to Pro Forma Consolidated Statements of Income (Scenario 1).

 3. See Note 3 to Pro Forma Consolidated Statements of Income (Scenario 1).

 4. See Note 4 to Pro Forma Consolidated Statements of Income (Scenario 1).

 5. Pro forma Merger adjustments, assuming that the Merger is consummated solely through the issuance of SEI Common Stock have been made to reflect the following:

                                                Three Months        Year
                                                   Ended            Ended
                                              March 31,  1995  December 31, 1994
                                              ---------------  -----------------
    Pro forma adjustments have been made
    to depreciation and amortization expense
    to reflect the following:
    . A pro forma adjustment has been made
      to increase the historical
      depreciation of the acquired PSP7 real
      estate facilities to an amount which is
      based on the preliminary purchase cost
      allocation to the buildings (straight-
      line over 25 years)                          $  2,000         $ 20,000
    . A pro forma adjustment has been made to
      reflect the amortization of the
      unallocated purchase cost (straight-
      line over 25 years)                            13,000           76,000
                                                     ------           ------
                                                    $15,000         $ 96,000
                                                     ------           ------
      A pro forma adjustment has been made to
      reduce certain general and administrative
      expenses which SEI has determined would
      be eliminated as a result of the Merger.
      Such expenses include the elimination of
      PSP7's board of directors fees, PSP7's
      stock exchange listing fees, audit and tax
      fees and certain administrative expenses
      which will no longer be applicable.          $(14,000)        $(55,000)
                                                    --------         --------

     A pro forma adjustment has been made to the
     advisory fee to reflect the above adjustments
     combined with the effects of the operations
     of PSP7 and the issuance of additional shares
     of SEI's Common Stock                         $ 98,000         $373,000
                                                    -------          -------

                            STORAGE EQUITIES, INC.
             NOTES TO PRO FORMA CONSOLIDATED STATEMENTS OF INCOME
      (Scenario 2: Consummation of Merger Solely through the issuance of
                               SEI Common Stock)
                For the Three Months Ended March 31, 1995 and
                         Year Ended December 31, 1994
                                  (Unaudited)



6.   Pro forma net income per Common Share has been computed as follows:


                                            Three Months            Year
                                                Ended               Ended
                                            March 31, 1995     December 31, 1994
                                            --------------     -----------------
     Pro Forma net income                    $15,297,000          $ 60,017,000

     Less: Pro Forma Preferred Stock
      dividends                               (6,434,000)          (25,452,000)
                                             -----------          ------------

     Income applicable to common
      shareholders                           $ 8,863,000          $ 34,565,000
                                             -----------          ------------

     Pro forma weighted average common
      shares (1)                              36,936,031            36,352,418
                                             -----------          ------------

     Pro forma Net income per common
      share                                  $      0.24          $       0.95
                                             -----------          ------------

     (1) As adjusted to give effect to the issuance of 4,306,149 additional shares of Common Stock in connection with the Merger.


 7. For purposes of these computations, earnings consist of net income before minority interest in income, loss on early extinguishment of debt and gain on disposition of real estate plus fixed charges (other than preferred stock dividends) and less the portion of minority interest in income for those consolidated minority interests which had no fixed charges during the period. Fixed charges and preferred stock dividends consist of interest expense and the dividend requirements of SEI's Series A, Series B, Series C, Series D, Series E, and Convertible Preferred Stock.

8. The number of shares to be issued in the Merger under this scenario is dependent upon the market price of SEI Stock. For purposes of these pro forma financial statements it was assumed that the SEI Stock price would be approximately $16.75 per share of Common Stock. This share price resulted in the pro forma issuance of approximately 4,306,149 shares of Common Stock.

     The following illustrates the effect of a $.25 per share market price fluctuation on the above pro forma financial information:

                                                  Pro forma             Pro forma Net
                                                  Net Income           Income Per Share
                                          ------------------------- ------------------------
                                            Three Mos.    Twelve     Three Mos.   Twelve       Pro forma Book
                     Number of shares         Ended     Mos. Ended     Ended     Mos. Ended   Value per share
  Market Price     issued in the Merger      3/31/95     12/31/94     3/31/95     12/31/94       at 3/31/95
- ----------------  ----------------------  -----------   ----------- ----------- ------------  ---------------
    $16.50              4,371,394         $15,298,000   $59,979,000    $0.24       $0.95           $13.11
    $17.00              4,242,824         $15,296,000   $59,973,000    $0.24       $0.95           $13.16

                            STORAGE EQUITIES, INC.
                PRO FORMA CONSOLIDATED STATEMENT OF CASH FLOW
(Scenario 2:  Consummation of Merger through the Issuance of SEI Common Stock)
                  For the Three Months Ended March 31, 1995
                                  (Unaudited)

                                                             Issuance  Of
                                             SEI              Preferred &       PSP VIII          PSP VI                SEI
                                         (Historical)       Common Stock(1)     Merger(2)        Merger(3)          (Pro forma)
                                         ------------       ---------------    ---------      ----------------    ---------------
Cash flows from operating activities:
  Net Income                             $ 13,200,000          $ 191,000       $   --            $  715,000        $ 14,106,000
  Depreciation and amortization             8,107,000             30,000           --               288,000           8,425,000
  Minority Interest in income               1,823,000               --             --                  --             1,823,000
  Gain on disposition of real estate             --                 --             --                  --                  --
                                         ------------       ------------    ------------       ------------        ------------
    Total adjustments                       9,930,000             30,000           --               288,000          10,248,000
                                         ------------       ------------    ------------       ------------        ------------
  Cash provided by operating activities    23,130,000            221,000           --             1,003,000          24,354,000
                                         ------------       ------------    ------------       ------------        ------------

Cash flows from investing activities:
  Principal payments on mortgage notes
   receivable                                 284,000               --             --                  --               284,000
  Acquisition of minority interest         (8,536,000)              --             --                  --            (8,536,000)
  Acquisition of real estate facilities   (33,662,000)              --             --                  --           (33,662,000)
  Proceeds form insurance settlement       (2,100,000)              --             --                  --            (2,100,000)
  Purchase cost of the mergers            (21,427,000)              --             --                  --           (21,427,000)
  Capital expenditures                     (1,058,000)            (5,000)          --                (8,000)         (1,071,000)
                                         ------------       ------------    ------------       ------------        ------------
  Cash provided by (used in) investing
   activities                             (66,499,000)            (5,000)          --                (8,000)        (66,512,000)
                                         ------------       ------------    ------------       ------------        ------------

Cash flows from financing activities:
  Principal payments on bank debt           9,553,000               --             --                  --             9,553,000
  Proceeds from the issuance of
   Common Stock                               460,000               --             --                  --               460,000
  Proceeds from the issuance of
   Preferred Stock                         52,888,000               --             --                  --            52,888,000
  Principal payments on mortgage debt        (409,000)              --             --                  --              (409,000)
  Distributions to shareholders           (12,434,000)          (458,000)          --              (692,000)        (13,584,000)
  Distribution to minority interest        (4,596,000)              --             --                  --            (4,596,000)
  Reinvestment by minority interest           864,000               --             --                  --               864,000
  Other                                    (2,576,000)              --             --               (39,000)         (2,615,000)
                                         ------------       ------------    ------------       ------------        ------------
  Cash provided by (used in) financing
   activities                              43,750,000           (458,000)          --              (731,000)         42,561,000
                                         ------------       ------------    ------------       ------------        ------------

  Net increase (decrease) in cash and
   cash equivalents                           381,000           (242,000)          --               264,000             403,000

  Cash and cash equivalents at the
   beginning of the year                   20,151,000               --             --             2,650,000          22,801,000
                                         ============       ============    ============       ============        ============
  Cash and cash equivalents
   at the end of the year                $ 20,532,000          $(242,000)  $                     $2,914,000        $ 23,204,000
                                         ============       ============    ============       ============        ============
  Funds from Operations                  $ 18,534,000                                                              $ 19,758,000
                                         ============                                                              ============


                                                             Offer and
                                             PSP 7             Merger             SEI
                                         (Historical)      Adjustments (4)     (Pro forma)
                                         ------------      ---------------  ----------------
Cash flows from operating activities:
  Net Income                              $ 1,290,000       $ (99,000)        $ 15,297,000
  Depreciation and amortization               481,000          15,000            8,921,000
  Minority Interest in income                    --              --              1,823,000
  Gain on disposition of real estate             --              --                   --
                                         ------------       ---------         ------------
    Total adjustments                        481,000           15,000           10,744,000
                                         ------------       ---------         ------------
  Cash provided by operating activities    1,771,000          (84,000)          26,041,000
                                         ------------       ---------         ------------
Cash flows from investing activities:
  Principal payments on mortgage notes
   receivable                                   --               --                284,000
  Acquisition of minority interest              --               --             (8,536,000)
  Acquisition of real estate facilities         --               --            (33,662,000)
  Proceeds form insurance settlement            --               --             (2,100,000)
  Purchase cost of the mergers                  --               --            (21,427,000)
  Capital expenditures                       (76,000)            --             (1,147,000)
                                         ------------       ---------         ------------
  Cash provided by (used in)
   investing activities                      (76,000)            --            (66,588,000)
                                         ------------       ---------         ------------
Cash flows from financing activities:
  Principal payments on bank debt           (917,000)            --              8,636,000
  Proceeds from the issuance of
   Common Stock                                 --               --                460,000
  Proceeds from the issuance of
    Preferred Stock                             --               --             52,888,000
  Principal payments on mortgage debt           --               --               (409,000)
  Distributions to shareholders           (1,066,000)         119,000          (14,531,000)
  Distribution to minority interest             --               --             (4,596,000)
  Reinvestment by minority interest             --               --                864,000
  Other                                     (333,000)            --             (2,948,000)
                                         ------------       ---------         ------------
  Cash provided by (used in)
   financing activities                   (2,316,000)         119,000           40,364,000
                                         ------------       ---------         ------------
  Net increase (decrease) in cash
   and cash equivalents                     (621,000)          35,000             (183,000)

  Cash and cash equivalents at the
   beginning  of the year                  1,724,000             --             24,525,000
                                         ============       =========         ============
  Cash and cash equivalents
   at the end of the year                $ 1,103,000         $ 35,000         $ 24,342,000
                                         ============       =========         ============
  Funds from Operations                                                       $ 21,445,000
                                                                              ============

   See Accompanying Notes to Pro Forma Consolidated Statement of Cash Flows
                                 (Scenario 2).

                            STORAGE EQUITIES, INC.
                PRO FORMA CONSOLIDATED STATEMENT OF CASH FLOW
(Scenario 2:  Consummation of Merger through the Issuance of SEI Common Stock)
                     For the Year Ended December 31, 1994
                                  (Unaudited)

                                                                            Issuance
                                                              SEI        Of Preferred &      PSP VIII          PSP VI
                                                          (Historical)   Common Stock(1)     Merger(2)        Merger(3)
                                                        ---------------  ---------------  ---------------  --------------
Cash flows from operating activities:
Net Income                                               $  42,118,000    $  7,590,000     $ 1,671,000      $  3,913,000
Depreciation and amortization                               27,581,000       2,950,000       1,120,000         1,728,000
Minority Interest in income                                  9,481,000      (1,421,000)              0                 0
Gain on disposition of real estate                                   0               0               0                 0
                                                        ---------------  ---------------  ---------------  --------------
Total adjustments                                           37,062,000       1,529,000       1,120,000         1,728,000
                                                        ---------------  ---------------  ---------------  --------------
Cash provided by operating activities                       79,180,000       9,119,000       2,791,000         5,641,000
                                                        ---------------  ---------------  ---------------  --------------

Cash flows from investing activities:
Principal payments on mortgage notes receivable              6,785,000        (557,000)        --                --
Investment in real estate partnerships                         (78,000)        --              --                --
Acquisition of mortgage notes receivable                    (4,020,000)        --              --                --
Acquisition of minority interest                           (51,711,000)     (1,700,000)        --                --
Acquisition of real estate facilities                      (93,026,000)    (24,948,000)        --                --
Proceeds from insurance settlement                           1,666,000         --              425,000           --
Purchase cost of the mergers                               (20,972,000)        --              --            (22,478,000)
Capital expenditures                                        (8,312,000)       (473,000)     (1,507,000)         (360,000)
                                                        ---------------  ---------------  ---------------  --------------
Cash provided by (used in) investing activities           (169,668,000)    (27,678,000)     (1,082,000)      (22,838,000)
                                                        ---------------  ---------------  ---------------  --------------

Cash flows from financing activities:
Principal payments on bank debt                            (10,323,000)    (25,447,000)        --              9,249,000
Proceeds from the issuance of Common Stock                 110,280,000         --              --                --
Proceeds from the issuance of Preferred Stock               57,899,000      52,946,000         --                --
Principal payments on mortgage debt                         (8,233,000)       (457,000)        --                --
Distributions to shareholders                              (38,095,000)    (10,026,000)     (1,634,000)       (2,676,000)
Distribution to minority interest                          (23,037,000)      3,670,000         --                --
Reinvestment by minority interest                            7,962,000      (2,111,000)        --                --
Other                                                        3,654,000         --             (276,000)         (336,000)
                                                        ---------------  ---------------  ---------------  --------------
Cash provided by (used in) financing activities            100,107,000      18,575,000      (1,910,000)        6,237,000
                                                        ---------------  ---------------  ---------------  --------------

Net increase (decrease) in cash and cash equivalents         9,619,000          16,000        (201,000)      (10,960,000)

Cash and cash equivalents at the beginning of the year      10,532,000               0       1,470,000         1,408,000
                                                        ---------------  ---------------  ---------------  --------------

Cash and cash equivalents at the end of the year         $  20,151,000    $     16,000     $ 1,269,000      $ (9,552,000)
                                                        ===============  ===============  ===============  ==============
Funds from Operations                                    $  56,143,000
                                                        ===============
                                                                                             Offer and
                                                              SEI              PSP 7           Merger            SEI
                                                          (Pro forma)      (Historical)    Adjustments(4)    (Pro forma)
                                                        ---------------  ---------------  ---------------  ---------------
Cash flows from operating activities:
Net Income                                               $  55,292,000    $  5,139,000     $   (414,000)    $  60,017,000
Depreciation and amortization                               33,379,000       1,912,000           96,000        35,387,000
Minority Interest in income                                  8,060,000               0                0         8,060,000
Gain on disposition of real estate                                   0        (203,000)               0          (203,000)
                                                        ---------------  ---------------  ---------------  ---------------
Total adjustments                                           41,439,000       1,709,000           96,000        43,244,000
                                                        ---------------  ---------------  ---------------  ---------------
Cash provided by operating activities                       96,731,000       6,848,000         (318,000)      103,261,000
                                                        ---------------  ---------------  ---------------  ---------------

Cash flows from investing activities:
Principal payments on mortgage notes receivable              6,228,000         --               --              6,228,000
Investment in real estate partnerships                         (78,000)        --               --                (78,000)
Acquisition of mortgage notes receivable                    (4,020,000)        --               --             (4,020,000)
Acquisition of minority interest                           (53,411,000)        --               --            (53,411,000)
Acquisition of real estate facilities                     (117,974,000)        --               --           (117,974,000)
Proceeds from insurance settlement                           2,091,000         375,000          --              2,466,000
Purchase cost of the mergers                               (43,450,000)        --            (1,450,000)      (44,900,000)
Capital expenditures                                       (10,652,000)       (464,000)         --            (11,116,000)
                                                        ---------------  ---------------  ---------------  ---------------
Cash provided by (used in) investing activities           (221,266,000)        (89,000)      (1,450,000)     (222,805,000)
                                                        ---------------  ---------------  ---------------  ---------------

Cash flows from financing activities:
Principal payments on bank debt                            (26,521,000)     (2,116,000)         --            (28,637,000)
Proceeds from the issuance of Common Stock                 110,280,000         --               --            110,280,000
Proceeds from the issuance of Preferred Stock              110,845,000         --               --            110,845,000
Principal payments on mortgage debt                         (8,690,000)        --               --             (8,690,000)
Distributions to shareholders                              (52,431,000)     (4,271,000)         611,000       (56,091,000)
Distribution to minority interest                          (19,367,000)        --               --            (19,367,000)
Reinvestment by minority interest                            5,851,000         --               --              5,851,000
Other                                                        3,042,000        (457,000)         --              2,585,000
                                                        ---------------  ---------------  ---------------  ---------------
Cash provided by (used in) financing activities            123,009,000      (6,844,000)         611,000       116,776,000
                                                        ---------------  ---------------  ---------------  ---------------

Net increase (decrease) in cash and cash equivalents        (1,526,000)        (85,000)      (1,157,000)       (2,768,000)

Cash and cash equivalents at the beginning of the year      13,410,000       1,809,000                0        15,219,000
                                                        ===============  ===============  ===============  ===============

Cash and cash equivalents at the end of the year         $  11,884,000    $  1,724,000     $ (1,157,000)    $  12,451,000
                                                        ===============  ===============  ===============  ===============
Funds from Operations                                    $  77,364,000                                      $  83,894,000
                                                        ===============                                    ===============

See Accompanying Notes to Pro Forma Consolidated Statement of Cash Flows (Scenario 2).

1.  See Note 1 to Pro Forma Consolidated Statements of Cash Flows (Scenario 1).

2.  See Note 2 to Pro Forma Consolidated Statements of Cash Flows (Scenario 1).

3.  See Note 3 to Pro Forma Consolidated Statements of Cash Flows (Scenario 1).

4. Pro forma Merger adjustments, assuming that the Merger is consummated solely through the issuance of SEI Common Stock have been made to the pro forma consolidated statements of income to reflect the Merger. Similarly, the following pro forma adjustments were made to reflect the effect on net cash provided by operating activities:


                                            Three Months            Year
                                               Ended               Ended
                                            March 31, 1995    December 31, 1994
                                          ------------------ ------------------
    "Net income" was adjusted to reflect
    the overall effect of the Merger         $  (99,000)        $  (414,000)
                                              ---------          ----------

    Pro forma adjustments have been made
    to depreciation and amortization
    expense to reflect the Merger            $   15,000         $    96,000
                                              ---------          ----------

    In addition, pro forma adjustments
    were made to cash flows from investing
    and financing activities as follows:

      "Purchase cost of the Merger" has
      been adjusted to reflect the fees
      and expenses expected to be incurred
      by SEI                                 $    --            $ (1,450,000)
                                              ---------          -----------

      "Distributions paid to shareholders"
      has been decreased as followings:

        . to eliminate PSP7 historical
          distributions                      $1,066,000         $ 4,271,000

        . to reflect the additional
          distributions which would
          have been paid as a result
          of the issuance of 4,306,149
          additional shares of Common
          Stock (assuming the historical
          distribution rates of $.22 and
          $.85 per share for the three
          months ended March 31, 1995 and
          the year ended December 31, 1994,    (947,000)         (3,660,000)
          respectively)                         -------           ---------


                                             $  119,000         $   611,000
                                               --------          ----------

     Item 6    Exhibits and Reports on Form 8-K
               --------------------------------


          (a) The following Exhibits are included herein:

              (2) Agreement and Plan of Reorganization between Registrant and Public Storage Properties VII, Inc., dated as of February 2, 1995. Filed with Registrant's Registration Statement No. 33-58893 and incorporated herein by reference.

              (3) Certificate of Determination for the Series F Preferred Stock. Filed with the Registrant's Form 8-A/A Registration Statement relating to the Series F Preferred Stock and incorporated herein by reference.

              (11)  Statement re: Computation of Earnings per Share

              (12) Statement re: Computation of Ratio of Earnings to Fixed
                   Charges

              (27) Financial Data Schedule

          (b)  Form 8-K

               The Company filed a Current Report on Form 8-K dated January 24, 1995, pursuant to Item 5, which filed certain exhibits relating to the Company's public offering of the Series E Preferred Stock.

                                    SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                  DATED: May 9,  1995

                                                  STORAGE EQUITIES, INC.


                                                  BY:  /s/ Ronald L. Havner, Jr.
                                                      --------------------------
                                                      Ronald L. Havner, Jr.
                                                      Vice President and
                                                      Chief Financial Officer