Form 10-Q
period 1995-06-30
STORAGE EQUITIES INC
filed 1995-08-11
CIK 318380

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended   June 30, 1995
                               ---------------

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the transition period from _________________ to _________________.


Commission File Number:     1-8389
                        ----------


                            STORAGE EQUITIES, INC.
                            ----------------------
             (Exact name of registrant as specified in its charter)


         California                                                 95-3551121
- ---------------------------------------------         ------------------------
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                         Identification Number)


  600 North Brand Blvd., Glendale, California                       91203-1241
- ---------------------------------------------         ------------------------
   (Address of principal executive offices)                         (Zip Code)


Registrant's telephone number, including area code: (818) 244-8080
                                                    ----------------



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               [X] Yes   [ ] No



Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of August 9, 1995:

Common Stock,  $.10 par value,  42,042,616 shares outstanding
- -------------------------------------------------------------

                            STORAGE EQUITIES, INC.

                                     INDEX


                                                                          Pages
                                                                          -----
PART I.  FINANCIAL INFORMATION
- ------------------------------

Item 1.  Condensed Consolidated Balance Sheets at June 30, 1995
           and December 31, 1994                                             1

         Condensed Consolidated Statements of Income  for the
           Three and Six Months Ended June 30, 1995 and 1994                 2

         Condensed Consolidated Statement of Shareholders' Equity            3

         Condensed Consolidated Statements of Cash Flows for
           Six Months Ended June 30, 1995 and 1994                       4 - 5

         Notes to Condensed Consolidated Financial Statements           6 - 14

Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations                         15 - 28

PART II. OTHER INFORMATION (Items 1,  2 and 3 are not applicable)
- ---------------------------

Item 4.  Submission of Matters to a Vote of Security Holders                29

Item 5.  Other Information                                                  29

Item 6.  Exhibits and Reports on Form 8-K                                   30


                            STORAGE EQUITIES, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                              June 30,           December 31,
                                                1995                 1994
                                           ---------------       -------------
                                             (unaudited)
                 ASSETS
                 ------
Cash and cash equivalents                  $   89,759,000        $  20,151,000

Real estate facilities, at cost,
 net of accumulated depreciation
 of $219,649,000 ($202,745,000 at
 December 31, 1994)                           994,006,000          764,973,000



Mortgage notes receivable from
 affiliates                                    14,352,000           23,062,000


Other assets                                   18,740,000           12,123,000
                                           --------------        -------------

        Total assets                       $1,116,857,000        $ 820,309,000
                                           ==============        =============

  LIABILITIES AND SHAREHOLDERS' EQUITY
  ------------------------------------

Note payable to banks                      $            -        $  25,447,000

Mortgage notes payable                         58,497,000           51,788,000

Accrued and other liabilities                  34,160,000           14,061,000
                                           --------------        -------------

        Total liabilities                      92,657,000           91,296,000


Minority interest                             131,536,000          141,227,000

Shareholders' equity:

  Preferred Stock, $.01 par value,
    50,000,000 shares authorized,
    13,406,000 shares issued and
    outstanding (8,911,000 shares
    at December 31, 1994), at
    liquidation preference:

      Cumulative Senior Preferred Stock,
        issued in series (Note 9)             277,650,000          165,275,000

      Convertible preferred stock              57,500,000           57,500,000

  Common stock, $.10 par value,
    60,000,000 shares authorized,
    42,042,616 shares issued and
    outstanding (28,826,707 at
    December 31, 1994)                          4,205,000            2,883,000




  Paid-in capital                             561,985,000          372,361,000
  Cumulative net income                       202,236,000          172,485,000
  Cumulative distributions paid              (210,912,000)        (182,718,000)
                                           --------------        -------------
        Total shareholders' equity            892,664,000          587,786,000
                                           --------------        -------------

        Total liabilities and
          shareholders' equity             $1,116,857,000        $ 820,309,000
                                           ==============        =============

           See notes to condensed consolidated financial statements.

                            STORAGE EQUITIES, INC.
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                                  (Unaudited)

                                     For the Three Months Ended                        For the Six Months Ended
                                              June 30,                                         June 30,
                                     ------------------------------                  -------------------------------
                                        1995                1994                        1995                1994
                                     ------------        ----------                  ------------        -----------
REVENUES:

Rental income                         $46,094,000        $33,948,000                  $88,068,000         $65,247,000

Interest and other income               1,818,000          1,643,000                    3,042,000           3,293,000
                                      -----------        -----------                  -----------         -----------
                                       47,912,000         35,591,000                   91,110,000          68,540,000
                                      -----------        -----------                  -----------         -----------

EXPENSES:

Cost of operations                     16,535,000         12,762,000                   32,342,000          24,688,000

Depreciation and amortization           8,779,000          6,730,000                   16,926,000          13,541,000

General and administrative                645,000            640,000                    1,736,000           1,380,000

Advisory fee                            1,816,000          1,237,000                    3,426,000           2,356,000

Interest expense                        1,694,000          1,286,000                    3,214,000           2,844,000
                                      -----------        -----------                  -----------         -----------
                                       29,469,000         22,655,000                   57,644,000          44,809,000
                                      -----------        -----------                  -----------         -----------

Income before minority
 interest                              18,443,000         12,936,000                   33,466,000          23,731,000

Minority interest in income            (1,892,000)        (2,742,000)                  (3,715,000)         (4,791,000)
                                      -----------        -----------                  -----------         -----------

Net income                            $16,551,000        $10,194,000                  $29,751,000         $18,940,000
                                      ===========        ===========                  ===========         ===========

Allocation of net income:
- -------------------------

Net income allocable to
 preferred shareholders               $ 7,332,000        $ 3,649,000                  $13,308,000         $ 7,298,000

Net income allocable to
 common shareholders                    9,219,000          6,545,000                   16,443,000          11,642,000
                                      -----------        -----------                  -----------         -----------

Net income                            $16,551,000        $10,194,000                  $29,751,000         $18,940,000
                                      ===========        ===========                  ===========         ===========

Net income per common share           $      0.26        $      0.28                  $      0.50         $      0.52
                                      ===========        ===========                  ===========         ===========

Weighted average common
 shares outstanding                    34,792,185         23,887,332                   32,707,556          22,436,885
                                      ===========        ===========                  ===========         ===========


           See notes to condensed consolidated financial statements.

                            STORAGE EQUITIES, INC.
           CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                    For the Six Months Ended June 30, 1995
            (Amounts in thousands, except share and per share data)

                                  (Unaudited)

                                        Preferred Stock
                                    ------------------------                                                      Total
                                    Cumulative                 Common   Paid-in    Cumulative    Cumulative    Shareholders'
                                      Senior     Convertible   Stock    Capital    Net Income   Distributions     Equity
                                    ----------   -----------   ------   --------   ----------   -------------  -------------
Balances at December 31, 1994        $165,275      $57,500     $2,883   $372,361     $172,485      $(182,718)     $587,786

Issuance of Cumulative
 Preferred Stock:
    Series E (2,195,000 shares)        54,875            -          -     (1,987)           -              -        52,888
    Series F (2,300,000 shares)        57,500            -          -     (2,011)           -              -        55,489

Issuance of Common Stock:
    In connection with mergers
      (6,664,287 shares)                    -            -        667     99,305            -               -       99,972
    Less: cost of issuance shares
      in connection with mergers            -            -          -     (2,500)           -               -       (2,500)
    Public offerings (5,482,200
      shares)                               -            -        548     81,520            -               -       82,068
    Other (1,069,422 shares)                -            -        107     15,297            -               -       15,404

Net income                                  -            -          -          -       29,751               -       29,751

Cash distributions:
    Cumulative Senior
      Preferred Stock:                      -            -          -          -            -               -            -
       Series A ($1.250 per share)          -            -          -          -            -          (2,282)      (2,282)
       Series B ($1.150 per share)          -            -          -          -            -          (2,744)      (2,744)
       Series C ($1.066 per share)          -            -          -          -            -          (1,279)      (1,279)
       Series D ($1.188 per share)          -            -          -          -            -          (1,426)      (1,426)
       Series E ($1.042 per share)          -            -          -          -            -          (2,286)      (2,286)
       Series F ($0.400 per share)          -            -          -          -            -            (919)        (919)

    Convertible Preferred Stock
      ($1.031 per share)                    -            -          -          -            -          (2,372)      (2,372)

    Common Stock ($.44 per share)           -            -          -          -            -          (14,886)    (14,886)
                                     --------      -------     ------   --------     --------        ---------    --------

Balances at June 30, 1995            $277,650      $57,500     $4,205   $561,985     $202,236        $(210,912)   $892,664
                                     ========      =======     ======   ========     ========        =========    ========

           See notes to condensed consolidated financial statements.

                            STORAGE EQUITIES, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (Unaudited)


                                              For the Six Months Ended
                                                      June 30,
                                           -----------------------------
                                                1995            1994
                                           -------------    ------------

Cash flows from operating activities:
 Net income                                $  29,751,000    $ 18,940,000
 Adjustments to reconcile net
  income to net cash provided by
  operating activities:
   Depreciation and amortization
    (including amortization of
     mortgage notes receivable
     discounts)                               16,859,000     130,035,000
   Minority interest in income                 3,715,000       4,791,000
   Other                                        (851,000)       (282,000)
                                           -------------    ------------
       Total adjustments                      19,723,000      17,544,000
                                           -------------    ------------

      Net cash provided by
       operating activities                   49,474,000      36,484,000
                                           -------------    ------------

Cash flows from investing activities:
 Principal payments received
 on mortgage notes receivable
 from affiliates                                 311,000       5,283,000
 Acquisitions of real estate
  facilities                                 (61,980,000)    (59,820,000)
 Acquisition cost of mergers                 (21,427,000)              -
 Capital improvements to
  maintain real estate facilities             (3,306,000)     (2,298,000)
 Construction in process                      (3,400,000)              -
 Acquisition of minority
  interests in real estate
  partnerships                               (10,735,000)    (15,710,000)
 Acquisition of mortgage notes
  receivable                                           -      (4,020,000)
 Other                                        (1,031,000)        (65,000)
                                           -------------    ------------
         Net cash used in investing
          activities                        (101,568,000)    (76,630,000)
                                           -------------    ------------
Cash flows from financing activities:
    Net pay downs on note payable
     to banks                                (25,447,000)    (35,770,000)
    Net proceeds from the issuance
     of preferred stock                      108,377,000      28,900,000
    Net proceeds from the issuance
     of common stock                          80,340,000      78,748,000
    Principal payments on mortgage
     notes payable                            (5,418,000)     (4,568,000)
    Distributions paid to
     shareholders                            (28,194,000)    (17,230,000)
    Distributions from operations
     to minority interest in real
     estate partnerships                      (9,107,000)    (12,085,000)
    Reinvestment by minority
     interests into real estate
     partnerships                              1,151,000       3,631,000
                                           -------------    ------------
       Net cash provided by financing
        activities                           121,702,000      41,626,000
                                           -------------    ------------

Net increase in cash and cash
 equivalents                                  69,608,000       1,480,000

Cash and cash equivalents at the
 beginning of the period                      20,151,000      10,532,000
                                           -------------    ------------
Cash and cash equivalents at the end of
 the period                                $  89,759,000    $ 12,012,000
                                           =============    ============


           See notes to condensed consolidated financial statements.

                            STORAGE EQUITIES, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (Unaudited)

                                  (CONTINUED)


                                              For the Six Months Ended
                                                      June 30,
                                           -----------------------------
                                                1995            1994
                                           -------------    ------------
SUPPLEMENTAL SCHEDULE OF NONCASH
 INVESTING AND FINANCING ACTIVITIES:

Cancellation of mortgage notes
 receivable to acquire real
 estate facilities                         $   8,466,000    $  5,001,000

Assumption of mortgage notes
 payable upon the acquisition of
 real estate facilities                       12,127,000       5,913,000


Reduction in other assets -
 deposits on real estate acquisitions                  -       4,350,000


Issuance of common stock:
   - to acquire real estate facilities        10,598,000               -
   - to acquire partnership
      interests in real estate entities        4,034,000               -
   - in connection with mergers               99,972,000               -


Acquisition of partnership interests
 in real estate entities in exchange for
 common stock                                 (4,034,000)              -


Acquisition of real estate facilities in
 exchange for the cancellation of mortgage
 notes receivable, the assumption of
 mortgage notes payable, reduction in
 deposits made to acquire real estate
 facilities and issuance of common stock     (31,191,000)    (15,264,000)


Increase in accrued and other
 liabilities - accrued cash portion
 of merger cost                               14,007,000               -


Merger acquisitions (Note 3):

  Real estate facilities                    (140,775,000)              -
  Other assets                                (1,441,000)              -
  Accrued and other liabilities                6,810,000               -


           See notes to condensed consolidated financial statements.

                            STORAGE EQUITIES, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 1995


1. Description of the business
   ---------------------------

             Storage Equities, Inc. (the "Company") is a California corporation that invests primarily in existing mini-warehouses which offer self-storage spaces for lease, usually on a month-to-month basis, for personal and business use. The Company, to a lesser extent, has also invested in business park facilities containing commercial and industrial rental space.

             At June 30, 1995, the Company had equity interests (through direct ownership, as well as general and limited partnership interests) in 489 properties located in 37 states, including 450 mini-warehouse facilities, 19 business parks and 20 combination mini-warehouse/business park facilities.
   In addition to the 235 properties owned wholly by the Company, an additional 238 properties owned by real estate partnerships have been included in the consolidated financial statements (see below). All of these facilities are operated under the "Public Storage" name.

             As of June 30, 1995, the Company has invested in 211 properties jointly through general partnerships (the "Joint Ventures") with PS Partners, Ltd. ("PSP-1"); PS Partners II, Ltd. ("PSP-2"); PS Partners III, Ltd. ("PSP-3"); PS Partners IV, Ltd. ("PSP-4"); PS Partners V, Ltd. ("PSP-5"); PS Partners VI, Ltd. ("PSP-6"); and PS Partners VII, Ltd. ("PSP-7"). In addition, the Company also owns limited partnership units and general partnership interests in each of the above partnerships including PS Partners VIII, Ltd. ("PSP-8"). These eight publicly-held partnerships (collectively the "PSP Partnerships") are affiliates of the Company.

2. Summary of significant accounting policies
   ------------------------------------------

   Basis of presentation
   ---------------------

             The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 1995 are not necessarily indicative of the results that may be expected for the year ended December 31, 1995. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for year ended December 31, 1994.

                            STORAGE EQUITIES, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 1995

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

                            STORAGE EQUITIES, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 1995

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

3. Acquisition of Public Storage Properties VI, Inc. ("Properties 6") and Public
   -----------------------------------------------------------------------------
   Storage Properties VII, Inc. ("Properties 7")
   ---------------------------------------------

         On February 28, 1995 and June 30, 1995, the Company completed separate merger transactions with Properties 6 and Properties 7, respectively, whereby the Company acquired all the outstanding stock of Properties 6 and Properties 7 in exchange for cash and common stock of the Company. Properties 6 and Properties 7 were real estate investment trusts and affiliates of the Company's investment adviser (Public Storage Advisers, Inc., the "Adviser").

         Properties 6 owned and operated 22 mini-warehouse facilities and one combination mini-warehouse/business park facility (approximately 1,453,000
   square feet).   Pursuant to the merger, the Company acquired all of the
   outstanding stock of Properties 6 for an aggregate cost of $65,342,000 consisting of the issuance of 3,147,015 shares of the Company's common stock (with an aggregate value of $43,915,000) and $21,427,000 in cash. The merger has been accounted for as a purchase, accordingly, allocations of the total acquisition cost to the net assets acquired were made based on the fair value
   of such assets and liabilities as of February 28, 1995.   The fair market
   values of the assets acquired and liabilities assumed are summarized as follows:

                            STORAGE EQUITIES, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                JUNE 30, 1995

3. Acquisition of Public Storage Properties VI, Inc. ("Properties 6") and Public
   -----------------------------------------------------------------------------
   Storage Properties VII, Inc. ("Properties 7") (Cont'd.)
   -------------------------------------------------------

                                                           At February 28, 1995
                                                           --------------------
       Real estate facilities                                  $66,475,000
       Other assets                                                279,000
       Accrued and other liabilities                            (1,412,000)
                                                               -----------
                                                               $65,342,000
                                                               ===========

         Properties 7 owned and operated 34 mini-warehouse facilities, three business parks, and one combination mini-warehouse/business park facility (approximately 2,014,000 square feet). Pursuant to the merger, the Company acquired all of the outstanding stock of Properties 7 for an aggregate cost of $70,064,000 consisting of the issuance of 3,517,272 shares of the Company's common stock (with an aggregate value of $56,057,000) and $14,007,000 in cash. The merger has been accounted for as a purchase, accordingly, allocations of the total acquisition cost to the net assets acquired were made based on the fair value of such assets and liabilities as of June 30, 1995. The fair market values of the assets acquired and liabilities assumed are summarized as follows:

                                                           At June 30, 1995
                                                           ----------------
       Real estate facilities                                 $74,300,000
       Other assets                                             1,162,000
       Accrued and other liabilities                           (5,398,000)
                                                              -----------
                                                              $70,064,000
                                                              ===========

         The historical operating results of Properties 6 (prior to February 28,
   1995) and Properties 7 have not been included in the Company's historical operating results. Pro forma data (unaudited) for the six months ended June 30, 1995 and 1994 as though the merger transactions had been effective at the beginning of each period are as follows:

                                          For the Six Months Ended
                                                 June 30,
                                          -------------------------
                                             1995          1994
                                          -----------   -----------
         Revenues                         $99,600,000   $80,227,000
         Net income                        32,313,000    22,298,000
         Net income per common share      $      0.51   $      0.52

                            STORAGE EQUITIES, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 1995

3. Acquisition of Public Storage Properties VI, Inc. ("Properties 6") and Public
   -----------------------------------------------------------------------------
   Storage Properties VII, Inc. ("Properties 7") (Cont'd)
   ------------------------------------------------------

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

4. Real estate facilities
   ----------------------

         In addition to the 61 facilities acquired in connection with the mergers, the Company acquired 27 mini-warehouse facilities (approximately 1,669,946 square feet) for an aggregate cost of $81,765,000 during the six months ended June 30, 1995, consisting of the cancellation of mortgage notes receivable totaling $8,466,000, the assumption of mortgage notes payable totaling $12,127,000, and cash totaling $61,172,000. At December 31, 1994, affiliates of Adviser, had participation interests of up to 25% in 21 mini-warehouse facilities owned by the Company. During the first six months of 1995, the Company acquired these participation interests from such affiliates for $10,598,000 in common stock of the Company and cash totaling $808,000. The cost of these participation interests has been included in real estate facilities as part of the acquisition cost of the respective facilities.

         Several mini-warehouse facilities which were acquired during 1995 were acquired directly from affiliates of the Adviser (principally private limited partnerships whose limited partners are unrelated to the Company and whose general partners are affiliates of the Adviser). The aggregate acquisition cost of these real estate facilities was approximately $38,262,000. In addition, one mini-warehouse facility was acquired from an unrelated third party subject to participation interests owned by an affiliate of the Adviser (the participation interest was purchased prior to the acquisition). The aggregate acquisition cost of this facility was approximately $1,868,000.

         During 1995, the Company began construction of two mini-warehouse facilities. Included in real estate facilities at June 30, 1995 is approximately $3,400,000 of costs related to the construction in process.

                            STORAGE EQUITIES, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 1995

5. Mortgage notes receivable from affiliates
   -----------------------------------------

         At June 30, 1995, mortgage notes receivable balance of $14,352,000 is net of related discounts totaling $525,000. The mortgage notes bear interest at stated rates ranging from 8.5% to 11.97% (effective interest rates ranging from 10% to 14.8%) and are secured by 8 mini-warehouse facilities.

         During 1995, the Company canceled mortgage notes which had a net carrying value of $8,466,000, as part of the acquisition cost of the underlying real estate facility securing the mortgage note. See Note 4.

6. Minority interest
   -----------------

         Minority interest consists principally of equity interests in the PSP Partnerships which are not owned by the Company consisting of limited partnership interests owned by unaffiliated third parties.

         During 1995, pursuant to cash tender offers, the Company acquired approximately 23.9% and 12.9% of the limited partnership units in PSP-1 and PSP-8 for an aggregate cost of approximately $10,735,000. These transactions had the effect of reducing minority interest by approximately $5,450,000 (the historical book value of such interests in the underlying net assets of the partnerships).

         Minority interest in income consists of the minority interests' share of the operating results of the Company relating to the consolidated operations of the PSP Partnerships. In determining income allocable to the minority interests for the six months ended June 30, 1995 and 1994 consolidated depreciation and amortization expense of approximately $5,392,000 and $7,294,000, respectively, was allocated to the minority interest ($2,619,000 and $3,241,000 for the three months ended June 30, 1995 and 1994, respectively).

7. Advisory and management contracts
   ---------------------------------

         Pursuant to an advisory contract, the Company paid the Adviser advisory fees of approximately $3,426,000 and $2,356,000 for the six months ended June 30, 1995 and 1994, respectively ($1,816,000 and $1,237,000 for the three months ended June 30, 1995 and 1994, respectively). The Adviser advises the Company with respect to its investments and administers the daily corporate operations of the Company.

         Public Storage Management, Inc. ("PSMI") and Public Storage Commercial Properties Group, Inc. ("PSCP"), also affiliates of the Company's Adviser, operate all of the Company's real property investments pursuant to a Property Management Agreement for a fee which is equal to 6% of the gross revenues of the mini-warehouse spaces operated and 5% of the gross revenues of the business park facilities operated. Management fees relating to the Company's real estate

                            STORAGE EQUITIES, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 1995

7.  Advisory and management contracts (Cont'd)
    ------------------------------------------

    facilities, which are included in cost of operations, amounted to $5,205,000 and $3,840,000 for the six months ended June 30, 1995 and 1994, respectively ($2,774,000 and $2,004,000 for the three months ended June 30, 1995 and 1994, respectively).

8.  Shareholders' equity
    --------------------

    Common stock
    ------------

         During 1995, the Company issued shares of its common as follows: (i) 25,000 shares ($190,000) in connection with exercise of stock options, (ii) 40,000 shares ($582,000) to directors/officers of the Company for cash,
    (iii) 747,355 shares ($10,598,000) to acquire participation interests in mini-warehouse facilities owned by the Company (see Note 4), (iv) 257,067 shares ($4,034,000) to acquire the participation interests in mini-warehouses owned by affiliates of the Adviser, (v) 5,482,200 shares ($82,068,000) in a public offering, and (vi) 6,664,287 shares ($99,972,000)
    in connection with the mergers (Note 3). All the shares of common stock, with the exception of the shares issued in connection with the exercise of stock options, were issued at the prevailing market price at the time of issuance. In connection with the issuance of common shares pursuant to the mergers, the Company incurred related costs and expenses of approximately $2,500,000.

    Preferred stock
    ---------------

          At June 30, 1995 and December 31, 1994, the Company had the following Series of Preferred Stock outstanding:

                                        Shares Outstanding              Liquidation Preference
                                 -------------------------------  --------------------------------
                     Dividend      June 30,          December 31,    June 30,          December 31,
      Series           Rate          1995                1994          1995                1994
    ----------       ---------    ----------         ------------  ------------       -------------
    A                10.00%        1,825,000           1,825,000   $ 45,625,000        $ 45,625,000
    B                9.20%         2,386,000           2,386,000     59,650,000          59,650,000
    C                Adjustable    1,200,000           1,200,000     30,000,000          30,000,000
    D                9.50%         1,200,000           1,200,000     30,000,000          30,000,000
    E                10.00%        2,195,000                   -     54,875,000                   -
    F                9.75%         2,300,000                   -     57,500,000                   -
    Convertible      8.25%         2,300,000           2,300,000     57,500,000          57,500,000
                                  ----------           ---------   ------------        ------------
                                  13,406,000           8,911,000   $335,150,000        $222,775,000
                                  ==========           =========   ============        ============

9.  Shareholders' equity (Cont'd.)
    ------------------------------

         On February 1, 1995, the Company issued 2,195,000 shares of its 10.0% Cumulative Preferred Stock, Series E (the "Series E Preferred Stock") in connection with a public offering raising net proceeds of approximately $52,888,000.

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

    Dividends
    ---------

         Dividends for the second quarter of 1995 totaled $8,428,000 ($.220 per quarter for each common share) to common shareholders, $1,141,000 ($.625 per quarter for each preferred share) to holders of the Series A Preferred Stock, $1,372,000 ($.575 per quarter for each preferred share) to holders of the Series B Preferred Stock, $629,000 ($.525 per quarter for each preferred share) to holders of the Series C Preferred Stock, $713,000 ($.594 per quarter for each preferred share) to holders of the Series D Preferred Stock, $1,372,000 ($.625 per quarter for each preferred share) to holders of the Series E Preferred Stock, $919,000 ($.400 per quarter for each preferred share) to holders of the Series F Preferred Stock and $1,186,000 ($.516 per quarter for each preferred share) to holders of the Convertible Preferred Stock.

         The dividend rate on the Series C Preferred Stock for the second quarter of 1995 was equal to 8.393% per annum. The dividend rate per annum will be adjusted quarterly and will be equal to the highest of one of three U.S. Treasury indices (Treasury Bill Rate, Ten Year Constant Maturity Rate, and Thirty Year Constant Maturity Rate) multiplied by 110%. However, the dividend rate for any dividend period will not be less than 6.75% per annum nor greater than 10.75% per annum. The dividend rate with respect to the third quarter of 1995 will be equal to 7.249% per annum.

10. Proposed Merger and Restructure
    -------------------------------

         The Company has entered into an Agreement and Plan of
   Reorganization by and among PSI, PSMI and the Company, dated as of June 30, 1995, pursuant to which PSMI would be merged into the Company. Prior to the merger, substantially all of the United States real estate interests of PSI, together with the Adviser and PSCP, will be combined into PSMI. In the merger, the outstanding capital stock of PSMI would be converted into an aggregate of 30,000,000 shares of Common Stock of the Company (subject to certain adjustments) and 7,000,000 shares of newly created Class B Common Stock of the Company. The merger was approved by a special committee of disinterested directors of the Company and by the Company's Board of Directors. The merger is subject to a number of conditions, including approval by the Company's common shareholders and delivery of a fairness
   opinion from Robertson, Stephens & Company, L.P.   The Company's Form 8-K
   dated June 30, 1995 (filed July 19 ,1995) is incorporated herein by this reference.

11. Events subsequent to June 30, 1995
    ----------------------------------

         In July 1995, the Company completed a cash tender offer for up to 45% of the 150,000 outstanding limited partnership units in PSP-6 at $281 per unit. The Company acquired 19,088 units (representing approximately 13% of the total units) of PSP-6 for a total cost of approximately $5.4 million (including related costs and expenses). The Company has commenced another tender offer for units in PSP-6 at the same price.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
- --------------------------------------------------------------------------
OPERATIONS
- ----------


    RESULTS OF OPERATIONS
    ---------------------

    Three months ended June 30, 1995 compared to the three months ended
    -------------------------------------------------------------------
    June 30, 1994
    -------------

         Net income for the three months ended June 30, 1995 was $16,551,000 compared to $10,194,000 for the same period in 1994, representing an increase of $6,357,000. Net income allocable to common shareholders increased to $9,219,000 for the three months ended June 30, 1995 from $6,545,000 for the three months ended June 30, 1994. The increase in net income and net income allocable to common shareholders were primarily the result of improved property operations, the acquisition of additional real estate facilities during 1995 and 1994, and the acquisition of additional partnership interests during 1995 and 1994. Net income per common share was $0.26 per share (based on weighted average shares outstanding of 34,792,185) for the three months ended June 30, 1995 compared to $0.28 per share (based on weighted average shares outstanding of 23,887,332) for the same period in 1994. The decrease in net income per share was principally due to increasing depreciation expense allocable to the common stock shareholders, including depreciation allocable to the limited partnership interests acquired by the Company.

         During the three months ended June 30, 1995, property net operating income (rental income less cost of operations and depreciation expense) improved compared to the same period in 1994. Rental income increased $12,146,000 or 36% from $33,948,000 for the three months ended June 30, 1994 to $46,094,000 for the same period in 1995, cost of operations increased $3,773,000 or 30% from $12,762,000 for the three months ended June 30, 1994 to $16,535,000 for the same period in 1995 and depreciation expense increased by $2,115,000 from $6,642,000 for the three months ended June 30, 1994 to $8,757,000 for the same period in 1995, resulting in a net increase in property net operating income of $6,258,000 or 43%. Property net operating income prior to the reduction for depreciation expense increased by $8,373,000 or 40% from $21,186,000 for the three months ended June 30, 1994 to $29,559,000 for the same period in 1995.

         The Company generally analyzes the operating results of its real estate portfolio in three different categories; (i) mini-warehouse properties owned since December 31, 1991 (referred to as "Same Stores"), consisting of 246 mini-warehouses, (ii) mini-warehouse facilities acquired subsequent to December 31, 1991 (referred to as "Newly Acquired"), consisting of 208 mini-warehouses, and (iii) 19 business park facilities. The Company's revenues are generated principally through the operation of its real estate facilities. The Company's core business, however, is the operation of mini-warehouse facilities which, during the six months ended June 30, 1995, represented approximately 90% of the Company's property operations (based on 1995 rental income).

         Property net operating income for the Same Store facilities increased by $281,000 or 2.7% from $10,415,000 for the three months ended June 30, 1994 to $10,696,000 for the three months ended June 30, 1995. Property net operating income prior to the reduction for depreciation expense for the Same Store facilities increased by $581,000 or 4.0% from $14,694,000 for the three months ended June 30, 1994 to $15,275,000 for the three months ended June 30, 1995. These increases are principally due to increased average rental rates. Weighted average occupancy levels were 90% for the Same Store facilities for each of the three months ended June 30, 1995 and 1994. Realized monthly rent per square foot for these facilities was $0.60 and $0.58 for the three months ended June 30, 1995 and 1994, respectively. Property operating expenses prior to the reduction for depreciation increased by $95,000 or 1% from $8,223,000 for the three months ended June 30, 1994 to $8,318,000 for the three months ended June 30, 1995.

         The Newly Acquired facilities contributed approximately $9,030,000 and $3,474,000 of property net operating income for the three months ended June 30, 1995 and 1994, respectively ($11,969,000 and $4,612,000 of property net operating income prior to the reduction for depreciation expense for the three months ended June 30, 1995 and 1994, respectively). These increases reflect the acquisition of 85 and 71 mini-warehouses in 1995 and 1994, respectively. Property net operating income for Newly Acquired facilities which were owned throughout each of the three months ended June 30, 1995 and 1994 (52 facilities), were $2,727,000 and $2,449,000 respectively, representing an increase of $278,000 or 11% ($3,582,000 and $3,297,000 of property net operating income prior to the reduction for depreciation expense for the three months ended June 30, 1995 and 1994, respectively, representing an increase of $285,000 or 9%). These increases are principally due to increased weighted average occupancy levels combined with an increase in average rental rates. Weighted average occupancy levels were 89% for these 52 facilities for the three months ended June 30, 1995 compared to 88% for the same period in 1994. Realized monthly rent per square foot for these facilities was $0.65 and $0.63 for the three months ended June 30, 1995 and 1994, respectively. Property operating expenses for these 52 facilities (prior to the reduction for depreciation) decreased by $33,000 or 1.8% from $1,830,000 for the three months ended June 30, 1994 to $1,797,000 for the three months ended June 30, 1995.

         Property net operating income of the Company's business park operations increased by $421,000 from $655,000 for the three months ended June 30, 1994 to $1,076,000 for the same period in 1995. Property net operating income prior to the reduction for depreciation expense with respect to the Company's business park operations increased by $435,000 from $1,880,000 for the three months ended June 30, 1994 to $2,315,000 for the same period in 1995. The increase is due principally to the acquisition of a business park facility during the second quarter of 1994 which contributed approximately $194,000 to the increase in the property net operating income. Weighted average occupancy levels were 96% for the business park facilities for the three months ended June 30, 1995 compared to 94% for the same period in 1994. The monthly average realized rent per square foot for the business park facilities was $0.73 and $0.69 for the three months ended June 30 1995 and 1994, respectively.

         Interest and other income increased from $1,643,000 for the three months ended June 30, 1994 to $1,818,000 for the same period in 1995 for a net increase of $175,000. The increase is primarily attributable to increased interest income on cash balances invested in short-term interest bearing securities partially offset with reduced interest income from mortgage notes receivable.

         On May 31, 1994, the Company completed a public offering of its common stock raising net proceeds of approximately $82 million. Throughout the month of June 1995, the net proceeds remained invested in short-term interest bearing securities (with weighted average yields of approximately 5.6% per annum). As a result interest income from cash balances increased by approximately $668,000. SEE LIQUIDITY AND CAPITAL RESOURCES.

         The Company canceled approximately $8,466,000 and $24,441,000 of mortgage notes receivable during 1995 and 1994, respectively, in connection with the acquisition of real estate facilities securing such notes. As a result, interest income from mortgage notes receivable decreased from $1,352,000 to $494,000 for the three months ended June 30, 1994 and 1995, respectively, as the average outstanding mortgage notes receivable balance was significantly lower ($15,911,000) during the three months ended June 30, 1995 compared to the same period in 1994 ($48,109,000).

         Depreciation and amortization expense was $8,779,000 and $6,730,000 for the three months ended June 30, 1995 and 1994, respectively, representing an increase of $2,049,000 which is due to the acquisition of additional properties in 1994 and 1995. Net income allocable to the common shareholders includes net depreciation and amortization expense of approximately $6,133,000 ($0.18 per common share) and $3,232,000 ($0.14 per common share)
   for the three months ended June 30, 1995 and 1994, respectively. This increase is due to increased depreciation from the acquisition of real estate facilities combined with increased allocations of depreciation from the consolidated PSP Partnerships to the Company's shareholders. During 1994 and 1995, the Company acquired additional partnership interests in the PSP Partnerships (see below) and as a result an increasing amount of depreciation expense from the existing real estate portfolio has been allocated to the Company rather than to the minority interest.

          "Minority interest in income" represents the income allocable to equity (partnership) interests in the PSP Partnerships (whose accounts are consolidated with the Company) which are not owned by the Company. Since 1990, the Company has acquired portions of these equity interests through its acquisition of limited and general partnership interests in the PSP Partnerships. These acquisitions have resulted in reductions to the "Minority interest in income" from what it would otherwise have been in the absence of such acquisitions, and accordingly, have increased the Company's share of the consolidated PSP Partnerships' income. In determining income allocable to the minority interest for the three months ended June 30, 1995 and 1994 consolidated depreciation and amortization expense of approximately $2,619,000 and $3,241,000, respectively, was allocated to the minority interest. The decrease in depreciation allocated to the minority interest was principally the result of the acquisition of limited partnership units by the Company.

         The acquisition of these partnership interests has provided the Company with increased liquidity through cash distributions from the PSP Partnerships. The Company has and expects to continue to acquire additional partnership interests in the PSP Partnerships during 1995.

         Advisory fees increased by $579,000 from $1,237,000 for the three months ended June 30, 1994 to $1,816,000 for the same period in 1995. The advisory fee, which is based on a contractual computation, increased as a result of increased adjusted net income (as defined) per common share combined with the issuance of additional preferred and common stock during 1994 and 1995.



   Six months ended June 30, 1995 compared to the six months ended June 30,
   ------------------------------------------------------------------------
   1994
   ----

         Net income for the six months ended June 30, 1995 was $29,751,000 compared to $18,940,000 for the same period in 1994, representing an increase of $10,811,000. Net income allocable to common shareholders increased to $16,443,000 for the six months ended June 30, 1995 from $11,642,000 for the six months ended June 30, 1994. The increase in net income and net income allocable to common shareholders were primarily the result of improved property operations for the Same Store facilities, the acquisition of additional real estate facilities during 1995 and 1994, and the acquisition of additional partnership interests during 1995 and 1994. Net income per common share was $.50 per share (based on weighted average shares outstanding of 32,707,556) for the six months ended June 30, 1995 compared to $.52 per share (based on weighted average shares outstanding of 22,436,885) for the same period in 1994. The decrease in net income per share was principally due to increasing depreciation expense allocable to the common stock shareholders, including depreciation allocable to the limited partnership interests acquired by the Company.

         During the six months ended June 30, 1995, property net operating income (rental income less cost of operations and depreciation expense) improved compared to the same period in 1994. Rental income increased $22,821,000 or 35% from $65,247,000 for the six months ended June 30, 1994 to $88,068,000 for the same period in 1995, cost of operations increased $7,654,000 or 31% from $24,688,000 for the six months ended June 30, 1994 to $32,342,000 for the same period in 1995 and depreciation expense increased by $3,451,000 from $13,453,000 for the six months ended June 30, 1994 to $16,904,000 for the same period in 1995, resulting in a net increase in property net operating income of $11,716,000 or 43%. Property net operating income prior to the reduction for depreciation expense increased by $15,167,000 or 37% from $40,559,000 for the six months ended June 30, 1994 to $55,726,000 for the same period in 1995.

         Property net operating income for the Same Store facilities increased by $785,000 or 4.0% from $19,758,000 for the six months ended June 30, 1994 to $20,543,000 for the six months ended June 30, 1995. Property net operating income prior to the reduction for depreciation expense for the Same Store facilities increased by $1,302,000 or 4.6% from $28,484,000 for the six months ended June 30, 1994 to $29,786,000 for the six months ended June 30, 1995. These increases are principally due to increased average rental rates. Weighted average occupancy levels were 89% for the Same Store facilities for each of the six months ended June 30, 1995 and 1994. Realized monthly rent per square foot for these facilities was $.60 and $.58 for the six months ended June 30, 1995 and 1994, respectively. Property operating expenses prior to the reduction for depreciation increased by $286,000 or 2% from $16,503,000 for the six months ended June 30, 1994 to $16,789, 000 for the six months ended June 30, 1995.

         The Newly Acquired facilities contributed approximately $16,364,000 and $6,420,000 of property net operating income for the six months ended June 30, 1995 and 1994, respectively ($21,472,000 and $8,457,000 of property net operating income prior to the reduction for depreciation expense for the six months ended June 30, 1995 and 1994, respectively). These increases reflect the acquisition of 85 and 71 mini-warehouses in 1995 and 1994, respectively. Property net operating income for Newly Acquired facilities which were owned throughout each of the six months ended June 30, 1995 and 1994 (52 facilities), were $5,314,000 and $4,955,000 respectively, representing an increase of $359,000 or 7% ($6,997,000 and $6,542,000 of property net operating income prior to the reduction for depreciation expense for the six months ended June 30, 1995 and 1994, respectively, representing an increase of $455,000 or 7%). These increases are principally due to increased weighted average occupancy levels combined with an increase in average rental rates. Weighted average occupancy levels were 88% for these 52 facilities for the six months ended June 30, 1995 compared to 87% for the same period in 1994. Realized monthly rent per square foot for these facilities was $0.65 and $0.63 for the six months ended June 30, 1995 and 1994, respectively. Property operating expenses for these 52 facilities (prior to the reduction for depreciation) increased by $89,000 or 2.5% from $3,542,000 for the six months ended June 30, 1994 to $3,631,000 for the six months ended June 30, 1995.

         Property net operating income with respect to the Company's business park operations increased by $987,000 from $928,000 for the six months ended June 30, 1994 to $1,915,000 for the same period in 1995. Property net operating income prior to the reduction for depreciation expense with respect to the Company's business park operations increased by $850,000 from $3,618,000 for the six months ended June 30, 1994 to $4,468,000 for the same period in 1995. The increase is due principally to the acquisition of a business park facility during the second quarter of 1994 which contributed approximately $469,000 to the increase in the property net operating income. Weighted average occupancy levels were 96% for the business park facilities for the six months ended June 30, 1995 compared to 95% for the same period in 1994. The monthly average realized rent per square foot for the business park facilities was $0.73 and $0.68 for the six months ended June 30 1995 and 1994, respectively.

         Interest and other income decreased from $3,293,000 for the six months ended June 30, 1994 to $3,042,000 for the same period in 1995 for a net decrease of $251,000. The decrease is primarily attributable to the reduction in interest income from mortgage notes receivable partially offset by increased interest income on the cash balances. The Company canceled approximately $8,466,000 and $24,441,000 of mortgage notes receivable during 1995 and 1994, respectively, in connection with the acquisition of real estate facilities securing such notes. As a result, interest income from the mortgage notes receivable decreased from $2,641,000 to $1,120,000 for the six months ended March 31, 1994 and 1995, respectively, as the average outstanding mortgage notes receivable balance was significantly lower ($18,950,000) during the six months ended June 30, 1995 compared to the same period in 1994 ($48,055,000). As of June 30, 1995, the mortgage notes bear interest at stated rates ranging from 8.5% to 11.97% and effective interest rates ranging from 10.0% to 14.8%.

         As noted above, on May 31, 1995, the Company completed a public offering of its common stock raising net proceeds of approximately $82 million. Throughout the month of June 1995, the net proceeds remained invested in short-term interest bearing securities (with weighted average yields of approximately 5.6% per annum). SEE LIQUIDITY AND CAPITAL RESOURCES.

         Depreciation and amortization expense was $16,926,000 and $13,541,000 for the six months ended June 30, 1995 and 1994, respectively, representing an increase of $3,385,000 which is due to the acquisition of additional properties in 1994 and 1995. Net income allocable to the common shareholders includes net depreciation and amortization expense of approximately $11,467,000 ($0.35 per common share) and $5,741,000 ($0.26 per common share)
   for the six months ended June 30, 1995 and 1994, respectively. This increase is due to increased depreciation from the acquisition of real estate facilities combined with increased allocations of depreciation from the consolidated PSP Partnerships to the Company's shareholders. During 1994 and 1995, the Company acquired additional partnership interests in the PSP Partnerships (see below) and as a result an increasing amount of depreciation expense from the existing real estate portfolio has been allocated to the Company rather than to the minority interest.

         General and administrative expense was $1,736,000 and $1,380,000 for the six months ended June 30, 1995 and 1994, respectively, representing an increase of $356,000. This increase is due to the growth in the Company's capital base combined with certain costs incurred in connection with the acquisition of additional real estate facilities.

          "Minority interest in income" represents the income allocable to equity (partnership) interests in the PSP Partnerships (whose accounts are consolidated with the Company) which are not owned by the Company. Since 1990, the Company has acquired portions of these equity interests through its acquisition of limited and general partnership interests in the PSP Partnerships. These acquisitions have resulted in reductions to the "Minority interest in income" from what it would otherwise have been in the absence of such acquisitions, and accordingly, have increased the Company's share of the consolidated PSP Partnerships' income. In determining income allocable to the minority interest for the six months ended June 30, 1995 and 1994 consolidated depreciation and amortization expense of approximately $5,392,000 and $7,294,000, respectively, was allocated to the minority interest. The decrease in depreciation allocated to the minority interest was principally the result of the acquisition of limited partnership units by the Company.


         Advisory fees increased by $1,070,000 from $2,356,000 for the six months ended June 30, 1994 to $3,426,000 for the same period in 1995. The advisory fee, which is based on a contractual computation, increased as a result of increased adjusted net income (as defined) per common share combined with the issuance of additional preferred and common stock during 1994 and 1995.

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

          Since 1992 the Company has taken a variety of steps to enhance its capital structure, including:

          . The public issuance of approximately $335 million of Preferred Stock. The Preferred Stock does not require redemption or sinking fund payments by the Company.


          .  The public issuance of approximately $197 million of common stock.

          . The issuance of approximately $138.4 million of common stock in connection with the mergers with Public Storage Properties VIII, Inc., Public Storage Properties VI, Inc., and Public Storage Properties VII, Inc.

          . The retention of approximately $34.7 million of funds available for debt payments or investment.

          The Company does not believe it has any significant refinancing risks with respect to its mortgage debt and nominal interest rate risks associated with its variable rate mortgage debt which had a principal balance of $16.7 million at June 30, 1995. During the second quarter of 1995, the Company replaced its $115 million credit facility with a $125 million credit facility. The Company uses the credit facility primarily to fund acquisitions and provide financial flexibility and liquidity. The new credit facility (i) is unsecured, (ii) provides for interest rates ranging from LIBOR plus .75% to LIBOR plus 1.50%, based upon interest coverage levels attained by the Company, and (iii) matures in April 1998, with two one-year extensions. At June 30, 1995, the Company had no borrowings under the credit facility.

          As a result of these transactions, the Company's capitalization has increased. Shareholders' equity increased from $188,112,500 on December 31, 1991 to $892,664,000 on June 30, 1995. The increased equity combined with reductions in total debt has resulted in an improvement in the Company's debt to equity ratio from 55% at December 31, 1991 to 6.6% at June 30, 1995. The Company's ratio of debt to total assets also decreased from 19% at December 31, 1991 to 5.2% at June 30, 1995.

          Funds Available for Principal Payments and Investment:
          ------------------------------------------------------

          The Company believes that important measures of its performance as well as its liquidity are funds available for principal payments and investment and funds provided by operating activities.

          The Company believes that its rental revenues, distributions from real estate partnership interests and interest income will be sufficient over at least the next 12 months to meet the Company's operating expenses, capital improvements, debt service requirements and distributions to shareholders.

          Net cash provided by operations (as determined in accordance with generally accepted accounting principles) reflects the cash generated from the Company's business before distributions to various equity holders, including the preferred shareholders, capital expenditures or mandatory principal payments on debt. Net cash provided by operations has increased from $36,484,000 to $49,474,000 for the six months ended June 30, 1994 and 1995, respectively.

          The following table summarizes the Company's ability to pay the minority interests' distributions, its dividends to the preferred shareholders and capital improvements to maintain the facilities through the use of funds provided by operating activities. The remaining cash flow is available to the Company to make both scheduled and optional principal payments on debt, pay distributions to common shareholders and for investment.


                                            For the Six Months Ended June 30,
                                            ---------------------------------
                                                 1995               1994
                                            ---------------      ------------
      Net Income                               $ 29,751,000      $ 18,940,000
      Depreciation and amortization              16,926,000        13,541,000
      Minority interest in income                 3,715,000         4,791,000
      Amortization of discounts on
       mortgage notes receivable                    (67,000)         (506,000)
                                            ---------------      ------------

      Funds provided by operating
       activities                                50,325,000        36,766,000
      Distributions from operations to
       minority interests                        (9,107,000)      (12,085,000)
                                            ---------------      ------------

      Funds from operations allocable
       to the Company's shareholders             41,218,000        24,681,000


      Less: preferred stock dividends           (13,308,000)       (7,298,000)
                                            ---------------      ------------

      Funds from operations available
       to common shareholders                    27,910,000        17,383,000

      Capital improvements to maintain
       facilities:
          Mini-warehouses                        (2,397,000)       (1,468,000)
          Business parks                           (909,000)         (830,000)

      Add back: minority interest share
       of capital improvements to
       maintain facilities                          859,000           849,000
                                            ---------------      ------------

      Funds available for principal
       payments on debt, common
       dividends and reinvestment                25,463,000        15,934,000

      Cash distributions to common
       shareholders                             (14,886,000)       (9,931,000)
                                            ---------------      ------------

      Funds available for principal
       payments on debt and investment         $ 10,577,000      $  6,003,000
                                            ===============      ============


          The increases in cash provided by operating activities and funds available for principal payments on debt, common dividends and investment over the past three years is primarily due to (i) increasing property net operating income at the Same Store facilities, (ii) the acquisition of limited and general partnership interests in the PSP Partnerships and (iii) the leverage created through the issuance of preferred stock and the utilization of the net proceeds in real estate investments which have provided net cash flows in excess of the preferred stock dividend requirements. These factors have improved the cash flow position of the common shareholders as FFO applicable to the common shareholders has increased over the same period at a rate greater than the increase in number of common shares. See the consolidated statements of cash flows for the each of the six months ended June 30, 1995 and 1994 for additional information regarding the Company's investing and financing activities.

          FFO increased to $41,218,000 for the six months ended June 30, 1995 compared to $24,681,000 for the same period in 1994 ($22,684,000 for the three months ended June 30, 1995 compared to $13,426,000 for the same period in 1994). FFO applicable to the common shareholders (after deducting preferred stock dividends) increased to $27,910,000 for the six months ended June 30, 1995 compared to $17,383,000 for the same period in 1994 ($15,353,000 for the three months ended June 30, 1995 compared to $9,777,000 for the same period in 1994). FFO is defined by the National Association of Real Estate Investment Trusts, Inc. ("NAREIT") as net income (computed in accordance with generally accepted accounting principles), excluding gains (or losses) from debt restructuring and sales of property, plus depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. NAREIT has recently adopted revisions to the definition of funds from operations which will become effective in 1996. The most material impact of the new guidelines will be
     (i) amortization of deferred financing costs will be treated as an expense - i.e. it will no longer be treated as an add-back to net income and (ii) certain gains on sales of land will be included in funds from operations if deemed to be recurring. These changes will have no impact on the way the Company currently computes its FFO. FFO is a supplemental performance measure for equity real estate investment trusts used by industry analysts. FFO does not take into consideration scheduled principal payments on debt, capital improvements, distributions and other obligations of the Company. Accordingly, FFO is not a substitute for the Company's cash flow or net income (as discussed above) as a measure of the Company's liquidity or operating performance.

          On May 31, 1995, the Company issued 5,482,200 shares of its common stock in a public offering, raising net proceeds of approximately $82 million to be invested into real estate assets. Due to the timing of investing in real estate assets, the net proceeds remained substantially invested in interest bearing accounts throughout June 1995. The interest bearing accounts generated yields which were less than the cash yields generated by the Company's portfolio of real estate assets. Approximately $75 million and $33 million remained invested in interest bearing accounts at June 30, 1995 and July 31, 1995, respectively. The Company expects that substantially all the remaining net proceeds will be invested into real estate assets by the end of the third quarter.

          During 1995, the Company has budgeted approximately $8 million for capital improvements ($2 million of which is directly attributable to the minority interest in respect of its ownership interest) to maintain its facilities. During the first six months of 1995, the Company incurred capital improvements of approximately $3.3 million. The Company believes that it is not subject to any significant refinancing risks. During 1993 and 1994, the Company either repaid or extended the maturities of its mortgage notes such that in no year, until 1999, will there be more than $9 million of principal payments on mortgage notes becoming due and payable.

          The Company believes its geographically diverse portfolio has resulted in a relatively stable and predictable investment portfolio with increasing overall property performance over the past four years.

     Distributions
     -------------

          Over the past three years, the Company has established a conservative distribution policy that is, among other things, supported by its cash flow from operations (after capital expenditures and debt service), availability of cash to make such distributions and the Company's ability to maintain its REIT status. The Company's policy is also conservative with respect to FFO. The Company's conservative distribution policy permits it after funding its distributions and capital improvements, to retain significant funds to make additional investments and debt reductions. For the six months ended June 30, 1995 and 1994, the Company distributed to common shareholders 53%, and 57% of its FFO available to common shareholders, respectively. Distributions to shareholders during the first six months of 1995 were as follows:

                              For the Six Months Ended
                                   June 30, 1995
                    ---------------------------------------------
                    Distributions Per Share   Total Distributions
                    -----------------------   -------------------
     Series A               $1.250                $ 2,282,000
     Series B               $1.150                  2,744,000
     Series C               $1.066                  1,279,000
     Series D               $1.188                  1,426,000
     Series E               $1.042                  2,286,000
     Series F               $0.400                    919,000
     Convertible            $1.031                  2,372,000
                                                  -----------
                                                   13,308,000
     Common                 $0.440                 14,886,000
                                                  -----------
                                                  $28,194,000
                                                  ===========

          Dividends with respect to the Series E and Series F Preferred Stock are pro rated from the date of issuance (February 1, 1995 and May 3, 1995, respectively). The annual distribution requirement with respect to the Series E and Series F Preferred stock are $2.50 and $2.44 per share, respectively. The dividend rate on the Series C Preferred Stock is adjusted quarterly such that the dividend rate per annum will be equal to the highest of one of three U.S. Treasury indices (Treasury Bill Rate, Ten Year Constant Maturity Rate, and Thirty Year Constant Maturity Rate) multiplied by 110%. However, the dividend rate for any dividend period will not be less than 6.75% per annum nor greater than 10.75% per annum. The dividend rate with respect to the second quarter of 1995 was equal to 8.393% per annum and is 7.249% per annum for the third quarter of 1995.

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

          During 1995, the Company acquired 84 mini-warehouse facilities, three business park facilities and one combination mini-warehouse/business park facility for an aggregate cost of $222,540,000. The acquisitions were financed through a combination of the issuance of equity securities, cancellation of mortgage notes receivable, assumption of debt and payment of cash. Sixty-one of these facilities were acquired pursuant to merger transactions.

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

          On June 30, 1995, the Company completed a merger transaction with Public Storage Properties VII, Inc. ("Properties 7") whereby the Company acquired all the outstanding stock of Properties 7 in exchange for cash and common stock of the Company. In the merger, Properties 7 was merged with and into the Company, and the outstanding Properties 7 common stock (3,806,491 shares) was converted into an aggregate of approximately (i) 3,517,272 shares of the Company's common stock (with a value of approximately $56,057,000) and (ii) $14,007,000 in cash. Properties 7, a real estate investment trust and an affiliate of the Company's investment adviser, owned and operated 34 mini-warehouse facilities, three business park facilities and one combination mini-warehouse/business park facility prior to the merger.

          In March 1995, the Company acquired two parcels of land located in Atlanta, Georgia on which the Company is currently developing mini-warehouse facilities. One of the facilities is scheduled to open in late August 1995 and the other is schedule to open in December 1995. The estimated aggregate cost of these facilities is approximately $8 million.

    Future Transactions
    -------------------

          The Company intends to continue to expand its asset and capital base through the acquisition of real estate assets and interests in real estate assets from unaffiliated parties and affiliates of the Adviser through direct purchases, mergers, tender offers or other transactions. The Company expects to fund these transactions with borrowings under its $125 million credit facility combined with undistributed operating cash flow. The Company intends to repay amounts borrowed under the credit facility from undistributed operating cash flow or from the public or private placement of securities.

    Proposed Merger and Restructure
    -------------------------------

          The Company has entered into an Agreement and Plan of Reorganization by and among PSI, PSMI and the Company, dated as of June 30, 1995. The Company's Form 8-K dated June 30, 1995 (filed July 19, 1995) is incorporated herein by this reference.

    PART II.  OTHER INFORMATION

    Item 4    Submission of Matters to a Vote of Security Holders
              ---------------------------------------------------

          The Company held a special meeting of shareholders on June 14, 1995. Proxies for the special meeting were solicited pursuant to Regulation 14 under the Securities Exchange Act of 1934. The special meeting involved the approval of Agreement and Plan of Reorganization between the Company and Public Storage Properties VII, Inc. described in the Joint Proxy Statement and Prospectus dated April 28, 1995 - approval of this proposal required the affirmative vote of the holders of a majority of the shares of the Company's Common Stock voting (provided that the total votes cast represented a majority of all shares of Common Stock entitled to vote), and this proposal was approved by the following vote:

                       For        Against        Abstain
                   ----------     -------        -------
                   21,791,422     496,604        432,992


    Item 5    Other Information
              -----------------

         On May 22, 1995, the Company entered into a $125 million Amended and Restated Credit Agreement with a group of banks, which replaces the Credit Agreement dated as of September 2,1994, as amended. The Amended and Restated Credit Agreement is attached hereto as Exhibit 10 and is incorporated herein by this reference.

Item 6    Exhibits and Reports on Form 8-K
          --------------------------------


     (a)  The following Exhibits are included herein:

          (10) Amended and Restated Credit Agreement by and among the Company, Wells Fargo Bank, National Association as agent, and the financial institutions as party thereto dated as of May 22, 1995

          (11)  Statement re: Computation of Earnings per Share

          (12)  Statement re: Computation of Ratio of Earnings to Fixed Charges

          (27)  Financial Data Schedule

     (b)  Form 8-K

          The Company filed a Current Report on Form 8-K dated April 25, 1995 (filed April 26, 1995), pursuant to Item 5, which filed certain exhibits relating to the Company's public offering of the Series F Preferred Stock.

          The Company filed a Current Report on Form 8-K dated May 22, 1995 (filed May 22, 1995), pursuant to Item 5, which filed certain exhibits relating to the Company's public offering of Common Stock.

          The Company filed a Current Report on Form 8-K dated June 30, 1995 (filed July 19, 1995), pursuant to Item 5, which filed the following exhibits and financial information relating to the Company's proposed merger with PSMI:

                -Agreement and Plan of Reorganization by and among PSI, PSMI and the Company dated as of June 30, 1995

                -Historical Financial Statements of Operating Companies to be
                 Acquired

                -Combined Summaries of Historical Information Relating to Real
                 Estate Interests to be Acquired

                -Pro Forma Consolidated Financial Statements

                                    SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                          DATED: August 11, 1995

                                                          STORAGE EQUITIES, INC.


                                             BY:  /s/ Ronald L. Havner, Jr.
                                                --------------------------------
                                                      Ronald L. Havner, Jr.
                                                      Vice President and
                                                      Chief Financial Officer