Form 10-Q
period 1995-09-30
STORAGE EQUITIES INC
filed 1995-11-13
CIK 318380

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended   September 30, 1995
                               --------------------

                                       or

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the transition period from _________________ to _________________.


Commission File Number:     1-8389
                        ----------


                            STORAGE EQUITIES, INC.
             -----------------------------------------------------
            (Exact name of registrant as specified in its charter)


                   California                                  95-3551121
-------------------------------                          -----------------------
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                           Identification Number)



600 North Brand Blvd., Glendale, California                     91203-1241
-------------------------------------------               ----------------------
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

                              [X] Yes   [_] No



Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of November 10, 1995:

Common Stock,  $.10 par value,  42,064,283 shares outstanding
-------------------------------------------------------------

                            STORAGE EQUITIES, INC.

                                     INDEX



                                                                        Pages
                                                                        -----
PART I.  FINANCIAL INFORMATION
------------------------------

Item 1. Condensed Consolidated Balance Sheets at September 30, 1995
         and December 31, 1994                                          1

        Condensed Consolidated Statements of Income for the Three
         and Nine Months Ended September 30, 1995 and 1994              2

        Condensed Consolidated Statement of Shareholders' Equity        3

        Condensed Consolidated Statements of Cash Flows for Nine
         Months Ended September 30, 1995 and 1994                       4-5

        Notes to Condensed Consolidated Financial Statements            6-15

Item 2. Management's Discussion and Analysis of Financial
         Condition and Results of Operations                            16-29


PART II.  OTHER INFORMATION (Items 2, 3 , 4 and 5 are not applicable)
---------------------------

Item 1. Legal Proceedings                                               30

Item 6. Exhibits and Reports on Form 8-K                                30

                            STORAGE EQUITIES, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                               September 30,         December 31,
                                                                                    1995                 1994
                                                                               --------------        -------------
                                                                                (unaudited)
                           ASSETS
                           ------
Cash and cash equivalents                                                      $   14,697,000        $  20,151,000

Real estate facilities, at cost, net of accumulated depreciation
  of $230,553,000 ($202,745,000 at December 31, 1994)                           1,144,709,000          764,973,000

Mortgage notes receivable from affiliates                                          10,103,000           23,062,000

Other assets                                                                       20,552,000           12,123,000
                                                                               --------------        -------------

       Total assets                                                            $1,190,061,000        $ 820,309,000
                                                                               ==============        =============

           LIABILITIES AND SHAREHOLDERS' EQUITY
           ------------------------------------

Note payable to banks                                                          $    5,000,000        $  25,447,000

Mortgage notes payable                                                            105,689,000           51,788,000

Accrued and other liabilities                                                      22,636,000           14,061,000
                                                                               --------------        -------------

       Total liabilities                                                          133,325,000           91,296,000

Minority interest                                                                 133,795,000          141,227,000

Shareholders' equity:

  Preferred Stock, $.01 par value, 50,000,000 shares authorized, 13,437,200 shares issued and outstanding (8,911,000 shares at December 31, 1994): (Note 9)

       Cumulative Senior Preferred Stock, issued in series                        277,650,000          165,275,000

       Convertible Preferred Stock                                                 85,970,000           57,500,000

  Common stock, $.10 par value, 60,000,000 shares authorized,
    42,064,283 shares issued and outstanding (28,826,707 at
    December 31, 1994)                                                              4,207,000            2,883,000

 Paid-in capital                                                                  562,168,000          372,361,000
 Cumulative net income                                                            221,706,000          172,485,000
 Cumulative distributions paid                                                   (228,760,000)        (182,718,000)
                                                                               --------------        -------------
       Total shareholders' equity                                                 922,941,000          587,786,000
                                                                               --------------        -------------

       Total liabilities and shareholders' equity                              $1,190,061,000        $ 820,309,000
                                                                               ==============        =============

           See notes to condensed consolidated financial statements.

                            STORAGE EQUITIES, INC.
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                                  (Unaudited)

                                                         For the Three Months Ended          For the Nine Months Ended
                                                               September 30,                       September 30,
                                                        ---------------------------        -----------------------------
                                                            1995            1994               1995             1994
                                                        -----------     -----------        ------------     ------------
REVENUES:
Rental income                                           $55,519,000     $36,662,000        $143,587,000     $101,909,000

Interest and other income                                 1,419,000         887,000           4,461,000        4,180,000
                                                        -----------     -----------        ------------     ------------
                                                         56,938,000      37,549,000         148,048,000      106,089,000
                                                        -----------     -----------        ------------     ------------

EXPENSES:

Cost of operations                                       19,827,000      12,990,000          52,169,000       37,678,000

Depreciation and amortization                            10,961,000       6,991,000          27,887,000       20,532,000

General and administrative                                  875,000         722,000           2,611,000        2,101,000

Advisory fee                                              2,036,000       1,288,000           5,462,000        3,644,000

Interest expense                                          2,035,000       1,611,000           5,249,000        4,455,000
                                                        -----------     -----------        ------------     ------------
                                                         35,734,000      23,602,000          93,378,000       68,410,000
                                                        -----------     -----------        ------------     ------------

Income before minority interest                          21,204,000      13,947,000          54,670,000       37,679,000

Minority interest in income                              (1,734,000)     (3,004,000)         (5,449,000)      (7,795,000)
                                                        -----------     -----------        ------------     ------------

Net income                                              $19,470,000     $10,943,000        $ 49,221,000     $ 29,884,000
                                                        ===========     ===========        ============     ============

Allocation of net income:
-------------------------

Net income allocable to preferred shareholders          $ 8,596,000     $ 4,504,000        $ 21,904,000     $ 11,802,000

Net income allocable to common shareholders              10,874,000       6,439,000          27,317,000       18,082,000
                                                        -----------     -----------        ------------     ------------

Net income                                              $19,470,000     $10,943,000        $ 49,221,000     $ 29,884,000
                                                        ===========     ===========        ============     ============

Net income per common share                             $      0.26     $      0.27        $       0.76     $       0.79
                                                        ===========     ===========        ============     ============

Weighted average common shares outstanding               42,217,481      23,826,953          35,847,202       22,951,407
                                                        ===========     ===========        ============     ============

           See notes to condensed consolidated financial statements.

                            STORAGE EQUITIES, INC.
           CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                 For the Nine Months Ended September 30, 1995
            (Amounts in thousands, except share and per share date)

                                  (Unaudited)

                                          Preferred Stock
                                   ----------------------------                                                           Total
                                   Cumulative                       Common     Paid-in    Cumulative   Cumulative     Shareholders'
                                     Senior         Convertible      Stock     Capital    Net Income  Distribution      Equity
                                   ----------       -----------     -------    --------   ----------  ------------    ------------
Balances at December 31, 1994       $165,275          $57,500        $2,883    $372,361    $172,485     $(182,718)      $587,786

Issuance of Preferred Stock:
  Series E (2,195,000 shares)         54,875                -             -      (1,987)          -             -         52,888
  Series F (2,300,000 shares)         57,500                -             -      (2,011)          -             -         55,489
  Mandatory Convertible
   Participating Preferred Stock
   (31,200 shares)                         -           28,470             -           -           -             -         28,470

Issuance of Common Stock:
  In connection with mergers
   (6,664,287 shares)                      -                -           667      99,305           -             -         99,972
  Less: cost of issuance shares
   in connection with mergers              -                -             -      (2,500)          -             -         (2,500)
  Public offerings (5,482,200
   shares)                                 -                -           548      81,520           -             -         82,068
  Other (1,091,089 shares)                 -                -           109      15,480           -             -         15,589

Net income                                 -                -             -           -      49,221             -         49,221

Cash distributions:
  Cumulative Senior Preferred
   Stock                                   -                -             -           -           -       (17,479)       (17,479)
  Convertible Preferred Stock              -                -             -           -           -        (3,558)        (3,558)
  Mandatory Convertible
   Participating Preferred Stock           -                -             -           -           -          (867)          (867)
   Common Stock                            -                -             -           -           -       (24,138)       (24,138)
                                    --------          -------        ------    --------    --------     ---------       --------

Balances at September 30, 1995      $277,650          $85,970        $4,207    $562,168    $221,706     $(228,760)      $922,941
                                    ========          =======        ======    ========    ========     =========       ========

           See notes to condensed consolidated financial statements.

                            STORAGE EQUITIES, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (Unaudited)

                                                                     For the Nine Months Ended
                                                                           September 30,
                                                                    ------------------------------
                                                                         1995            1994
                                                                    -------------    -------------

Cash flows from operating activities:
  Net income                                                        $  49,221,000    $  29,884,000
  Adjustments to reconcile net income to
    net cash provided by operating activities:
    Depreciation and amortization (including
      amortization of mortgage notes
      receivable discounts)                                            27,797,000       19,896,000
    Minority interest in income                                         5,449,000        7,795,000
    Other                                                                 132,000        1,903,000
                                                                    -------------    -------------
        Total adjustments                                              33,378,000       29,594,000
                                                                    -------------    -------------

      Net cash provided by operating activities                        82,599,000       59,478,000
                                                                    -------------    -------------

Cash flows from investing activities:
  Principal payments received on mortgage
    notes receivable from affiliates                                      344,000        6,562,000
  Acquisition of real estate facilities                              (101,021,000)     (75,713,000)
  Acquisition cost of mergers                                         (35,434,000)               -
  Capital improvements to maintain real
    estate facilities                                                  (6,380,000)      (4,765,000)
  Construction in process                                              (3,866,000)               -
  Acquisition of minority interests in
    real estate partnerships                                          (35,901,000)     (29,338,000)
  Acquisition of mortgage notes receivable                             (2,215,000)      (4,020,000)
  Investment in real estate entities                                   (3,988,000)        (413,000)
                                                                    -------------    -------------
      Net cash used in investing activities                          (188,461,000)    (107,687,000)
                                                                    -------------    -------------

Cash flows from financing activities:
  Net pay downs on note payable to banks                             (20,447,000)     (35,770,000)
  Net proceeds from the issuance
    of preferred stock                                                108,377,000       57,899,000
  Net proceeds from the issuance
    of common stock                                                    80,525,000       78,747,000
  Principal payments on mortgage notes payable                         (6,394,000)      (7,843,000)
  Distributions paid to shareholders                                  (46,042,000)     (26,478,000)
  Distributions from operations to
    minority interests in real estate partnerships                    (13,642,000)     (18,129,000)
   Net reinvestment by minority interests
    into real estate partnerships                                      (1,969,000)       6,139,000
                                                                    -------------    -------------

        Net cash provided by financing activities                     100,408,000       54,565,000
                                                                    -------------    -------------

Net (decrease) increase in cash and cash equivalents                   (5,454,000)       6,356,000

Cash and cash equivalents at the beginning of the period               20,151,000       10,532,000
                                                                    -------------    -------------

Cash and cash equivalents at the end of the period                  $  14,697,000    $  16,888,000
                                                                    =============    =============

           See notes to condensed consolidated financial statements.

                            STORAGE EQUITIES, INC.
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (Unaudited)

                                  (CONTINUED)

                                                                                                For the Nine Months Ended
                                                                                                      September 30,
                                                                                              -----------------------------
                                                                                                  1995            1994
                                                                                              -------------    ------------
Supplemental schedule of noncash investing and financing activities:
-------------------------------------------------------------------
Acquisition of partnership interests in real estate entities in exchange
  for common stock                                                                            $  (4,034,000)   $          -

Acquisition of real estate facilities in exchange for the cancellation of mortgage notes receivable, the assumption of mortgage notes payable, reduction in deposits made to acquire real estate facilities and
  issuance of common and preferred stock                                                        (82,426,000)    (34,494,000)


Merger acquisitions (Note 3):
  Real estate facilities                                                                       (140,775,000)    (57,415,000)
  Other assets                                                                                   (1,441,000)     (1,620,000)
  Accrued and other liabilities                                                                   6,809,000         695,000

Partnership consolidations (Note 2):
  Real estate facilities                                                                        (70,415,000)              -
  Other assets                                                                                   (2,810,000)              -
  Accrued and other liabilities                                                                     669,000               -
  Mortgage notes payable                                                                          3,387,000               -
  Minority interest                                                                              16,566,000               -
  Investment in real estate partnerships                                                          4,729,000               -

Assumption of mortgage notes payable in connection with the
  acquisition of real estate facilities                                                          56,908,000       5,913,000

Cancellation of mortgage notes receivable in connection with
  the acquisition of real estate facilities                                                      14,920,000      23,452,000

Reduction in other assets - deposits on real estate acquisitions                                          -       4,350,000

Issuance of Convertible Participating Preferred Stock in
  connection with the acquisition of partnership interests                                       28,470,000               -

Issuance of common stock:
  - to acquire participation interests in real estate facilities                                 10,598,000               -
  - to acquire partnership interests in real estate entities                                      4,034,000               -
  - in connection with mergers                                                                   99,972,000      37,369,000

Increase in accrued and other liabilities:
  - acquisition cost of real estate facilities                                                            -         779,000
  - accrued distributions payable                                                                         -         236,000
  - in connection with mergers                                                                            -      20,654,000

           See notes to condensed consolidated financial statements.

                            STORAGE EQUITIES, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              SEPTEMBER 30, 1995


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

             At September 30, 1995, the Company had equity interests (through direct ownership, as well as general and limited partnership interests) in 529 (262 properties are wholly-owned wholly by the Company and 265 properties which are owned by real estate partnerships) operating properties located in 37 states, including 489 mini-warehouse facilities, 20 business parks and 20 combination mini-warehouse/business park facilities. All but two of the facilities have been included in the consolidated financial statements (see below). All of these facilities are operated under the "Public Storage" name. The Company is also currently developing three mini-warehouse facilities.

             As of September 30, 1995, the Company has invested in 211 properties jointly through general partnerships (the "Joint Ventures") with PS Partners, Ltd. ("PSP-1"); PS Partners II, Ltd. ("PSP-2"); PS Partners III, Ltd. ("PSP-3"); PS Partners IV, Ltd. ("PSP-4"); PS Partners V, Ltd. ("PSP-5"); PS Partners VI, Ltd. ("PSP-6"); and PS Partners VII, Ltd. ("PSP-7"). In addition, the Company also owns limited partnership units and general partnership interests in each of the above partnerships including PS Partners VIII, Ltd. ("PSP-8"). These eight publicly-held partnerships (collectively the "PSP Partnerships") are affiliates of the Company.

2.   Summary of significant accounting policies
     ------------------------------------------

     Basis of presentation
     ---------------------

             The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 1995 are not necessarily indicative of the results that may be expected for the year ended December 31, 1995. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for year ended December 31, 1994.

                            STORAGE EQUITIES, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              SEPTEMBER 30, 1995


2.   Summary of significant accounting policies (Cont'd.)
     ----------------------------------------------------

     Basis of presentation (Cont'd.)
     -------------------------------

             The condensed consolidated financial statements include the accounts of the Company and consolidated partnerships in which the Company has a significant controlling ownership interest, principally the PSP Partnerships. The Company through its direct ownership interests in the Joint Ventures combined with its limited and general partnership interests owns a significant economic interest in each of the PSP Partnerships (Note
     7). In addition, the Company is able to exercise significant control over the PSP Partnerships through its (i) position as a co-general partner, (ii) ownership of significant limited partnership interests and (iii) ability to compel the sale of the properties held in the Joint Ventures; such properties represent a significant majority of the PSP Partnerships' investment portfolio.

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

             During 1995, the Company acquired additional ownership interests in twelve limited partnerships (other than the PSP Partnerships) and thereby increased its ownership interest above 50% in each partnership. Based on its ownership interest and its ability to control the partnerships, the Company has included these partnerships in its consolidated financial statements. The fair market values of the partnerships' assets and liabilities at September 30, 1995 are summarized as follows:

           Real estate facilities                         $70,415,000
           Other assets                                     2,810,000
           Accrued and other liabilities                     (669,000)
           Mortgage notes payable                          (3,387,000)
                                                          -----------
                                                          $69,169,000
                                                          ===========

     Allowance for possible losses
     -----------------------------

             The Company has no allowance for possible losses relating to any of its real estate investments, including mortgage notes receivable. The need for such an allowance is evaluated by management by means of periodic reviews of its investment portfolio.

                            STORAGE EQUITIES, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              September 30, 1995


2. Summary of significant accounting policies (Cont'd.)
   ----------------------------------------------------
    Depreciation
    ------------

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

    Net income per common share
    ---------------------------

         Net income per common share is computed using the weighted average common shares outstanding (adjusted for stock options). The Company's preferred stock has been determined not to be common stock equivalents. In computing earnings per common share, the preferred stock dividends reduced income available to common stockholders. Fully diluted earnings per common share are not presented, as the assumed conversion of the 8.25% Convertible Preferred Stock and Convertible Participating Preferred Stock would be anti-dilutive.

    Revenue recognition
    -------------------
             Property rents are recognized as earned. Rents from business park operations are not straight-lined, but are recognized based on billings for sums payable.

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

         Properties 6 owned and operated 22 mini-warehouse facilities and one combination mini-warehouse/business park facility (approximately 1,453,000
   aggregate rentable square feet).   Pursuant to the merger,  the Company
   acquired all of the outstanding stock of Properties 6 at a cost of $65,342,000 consisting of the issuance of 3,147,015 shares of the Company's common stock (with an aggregate value of $43,915,000) and $21,427,000 in cash. The merger has been accounted for as a purchase, accordingly, allocations of the total acquisition cost to the net assets acquired were made

                            STORAGE EQUITIES, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              SEPTEMBER 30, 1995


3.   Acquisition of Public Storage Properties VI, Inc. ("Properties 6") and
     ----------------------------------------------------------------------
     Public Storage Properties VII, Inc. ("Properties 7") (Cont'd.)
     --------------------------------------------------------------

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
                                                    -----------
                                                    $65,342,000
                                                    ===========

             Properties 7 owned and operated 34 mini-warehouse facilities, three business parks, and one combination mini-warehouse/business park facility (approximately 2,014,000 aggregate rentable square feet). Pursuant to the merger, the Company acquired all of the outstanding stock of Properties 7 at a cost of $70,064,000 consisting of the issuance of 3,517,272 shares of the Company's common stock (with an aggregate value of $56,057,000) and $14,007,000 in cash. The merger has been accounted for as a purchase, accordingly, allocations of the total acquisition cost to the net assets acquired were made based on the fair value of such assets and liabilities as of June 30, 1995. The fair market values of the assets acquired and liabilities assumed are summarized as follows:

                                                     At June 30, 1995
                                                     ----------------
       Real estate facilities                          $74,300,000
       Other assets                                      1,162,000
       Accrued and other liabilities                    (5,398,000)
                                                       -----------
                                                       $70,064,000
                                                       ===========

             The historical operating results of Properties 6 and Properties 7 prior to each respective merger date have not been included in the Company's historical operating results. Pro forma data (unaudited) for the nine months ended September 30, 1995 and 1994 as though the merger transactions had been effective at the beginning of each period are as follows:

                                         For the Nine Months Ended
                                               September 30,
                                        --------------------------
                                            1995           1994
                                        ------------   -----------
       Revenues                         $156,538,000   $123,912,000
       Net income                         51,782,000     35,776,000
       Net income per common share      $       0.77   $       0.81

                            STORAGE EQUITIES, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              SEPTEMBER 30, 1995


3.   Acquisition of Public Storage Properties VI, Inc. ("Properties 6") and
     ----------------------------------------------------------------------
     Public Storage Properties VII, Inc. ("Properties 7") (Cont'd)
     -------------------------------------------------------------

             The pro forma data does not purport to be indicative either of results of operations that would have occurred had the purchase been made at the beginning of each period or future results of operations of the Company. Certain pro forma adjustments were made to the combined historical amounts to reflect (i) expected reductions in general and administrative expenses (consisting of principally expenses of Properties 6 and Properties 7 relating to board of directors fees, stock exchange listing fees, audit and tax fees), (ii) estimated increased interest expense from bank borrowings to finance the cash portion of the acquisition cost, (iii) estimated increase in depreciation and amortization expense, and (iv) estimated increased advisory fee expense.

4.   Real estate facilities
     ----------------------

    Activity in real estate facilities during 1995 consists of the following:

                                                       Number of real         Net Carrying
                                                     estate facilities            Cost
                                                     -----------------       -------------
Beginning balance                                            387             $  764,973,000

Property Acquisitions:
    In connection with Mergers (Note 3)                       61                140,775,000
    Other wholly-owned facilities                             52                172,041,000

Properties of newly consolidated
  real estate partnerships                                    27                 70,415,000
Construction in process                                        3                  3,866,000
Acquisition of Participation interests                         -                 11,406,000
Acquisition of minority interests (Note  11)                   -                  2,661,000

Capital improvements                                           -                  6,380,000

Depreciation expense                                           -                (27,808,000)
                                                           -----             --------------
Ending balance                                               530             $1,144,709,000
                                                           =====             ==============

             In addition to the 61 wholly-owned real estate facilities acquired in connection with the mergers, the Company acquired 52 mini-warehouse facilities (approximately 4,256,000 aggregate rentable square feet) during 1995 for an aggregate cost of $168,043,000, consisting of the cancellation of mortgage notes receivable totaling $14,920,000, the assumption of mortgage notes payable totaling $56,908,000 and cash totaling $96,215,000.

                            STORAGE EQUITIES, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              SEPTEMBER 30, 1995


4.   Real estate facilities (Cont'd.)
     --------------------------------

             During 1995, the Company acquired limited partnership interests in twelve real estate partnerships for an aggregate cost of $47,874,000, consisting of the issuance of Mandatory Convertible Participating Preferred Stock totaling $28,470,000 and cash totaling $19,404,000. The acquisition of these interests has increased the Company's ownership interest in each of the partnerships above 50%. The Company's ownership interest combined with its ability to control the partnerships has resulted in the inclusion of the accounts of these partnerships in the Company's consolidated financial statements. The aggregate cost of the 27 real estate facilities (1,1680,000 square feet) totaling $70,415,000 includes the aggregate cost of the Company's investment in the partnerships ($52,194,000, which includes the Company's pre-1995 investment in the partnerships of $4,320,000), the assumption of mortgage notes payable ($3,387,000) and the minority interests' equity ownership ($14,834,000).

             During 1995, the Company began construction of four mini-warehouse facilities, one of which has been completed and put into operation during August 1995. Included in real estate facilities at September 30, 1995 is approximately $3,866,000 of costs related to the remaining three facilities under construction.

             At December 31, 1994, affiliates of Adviser, had participation interests of up to 25% in 21 mini-warehouse facilities owned by the Company. During the first nine months of 1995, the Company acquired these participation interests from such affiliates for an aggregate cost of $11,406,000, consisting of $10,598,000 in common stock of the Company and cash totaling $808,000. The cost of these participation interests has been included in real estate facilities as part of the acquisition cost of the respective facilities.

             Several mini-warehouse facilities which were acquired during 1995 were acquired directly from affiliates of the Adviser (principally private limited partnerships whose limited partners are unrelated to the Company and whose general partners are affiliates of the Adviser). The aggregate acquisition cost of these real estate facilities was approximately $120.4 million.

5.   Mortgage notes receivable from affiliates
     -----------------------------------------

             At September 30, 1995, mortgage notes receivable balance of $10,103,000 is net of related discounts totaling $426,000. The mortgage notes bear interest at stated rates ranging from 7.69% to 10.75% (effective interest rates ranging from 7.69% to 14.7%) and are secured by 8 mini-warehouse facilities owned by affiliated partnerships.

             During 1995, the Company canceled mortgage notes which had a net carrying value of $14,920,000, as part of the acquisition cost of the underlying real estate facility securing the mortgage note. See Note 4.

                            STORAGE EQUITIES, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              SEPTEMBER 30, 1995


6.   Minority interest
     -----------------

             Minority interest consists principally of equity interests in the PSP Partnerships which are not owned by the Company consisting of limited partnership interests owned by unaffiliated third parties.

             During 1995, the Company acquired additional limited partnership interests in the PSP Partnerships for an aggregate cost of approximately $16,497,000. These transactions had the effect of reducing minority interest by approximately $13,836,000 (the historical book value of such interests in the underlying net assets of the partnerships). The excess cost over the underlying book value of $2,661,000 has been allocated to real estate facilities in consolidation.

             During 1995, the Company increased its ownership interest in twelve real estate limited partnerships in excess of 50%. As a result of the Company's ownership interest and its ability to control each of the partnerships, the Company has included the accounts of these partnerships in its consolidated financial statements. In consolidation minority interest was increased by $16,566,000, representing the remaining partners' equity interests in the aggregate real estate facilities ($14,834,000) and net assets and liabilities of the partnerships ($1,732,000).

             Minority interest in income consists of the minority interests' share of the operating results of the Company. In determining income allocable to the minority interests for the nine months ended September 30, 1995 and 1994 consolidated depreciation and amortization expense of approximately $8,193,000 and $10,334,000, respectively, was allocated to the minority interest ($2,801,000 and $3,039,000 for the three months ended September 30, 1995 and 1994, respectively).

7.   Advisory and management contracts
     ---------------------------------

             Pursuant to an advisory contract, the Company paid the Adviser advisory fees of approximately $5,462,000 and $3,644,000 for the nine months ended September 30, 1995 and 1994, respectively ($2,036,000 and $1,288,000 for the three months ended September 30, 1995 and 1994, respectively). The Adviser advises the Company with respect to its investments and administers the daily corporate operations of the Company.

             Public Storage Management, Inc. ("PSMI") and Public Storage Commercial Properties Group, Inc. ("PSCP"), also affiliates of the Company's Adviser, operate all of the Company's real property investments pursuant to a Property Management Agreement for a fee which is equal to 6% of the gross revenues of the mini-warehouse spaces operated and 5% of the gross revenues of the business park facilities operated. Management fees relating to the Company's real estate facilities, which are included in cost of operations, amounted to $8,489,000 and $6,002,000 for the nine months ended September 30, 1995 and 1994, respectively ($3,284,000 and $2,162,000 for the three months ended September 30, 1995 and 1994, respectively).

                            STORAGE EQUITIES, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              SEPTEMBER 30, 1995


8.   Shareholders' equity
     --------------------

     Common stock
     ------------

             During 1995, the Company issued shares of its common as follows:
     (i) 46,667 shares ($365,000) in connection with exercise of stock options,
     (ii) 40,000 shares ($582,00) to directors/officers of the Company for cash,
     (iii) 747,355 shares ($10,598,000) to acquire participation interests in mini-warehouse facilities owned by the Company (see Note 4), (iv) 257,067 shares ($4,034,000) to acquire the participation interests in mini-warehouses owned by affiliates of the Adviser, (v) 5,482,200 shares ($82,068,000) in a public offering, and (vi) 6,664,287 shares ($99,972,000)
     in connection with the mergers (Note 3). All the shares of common stock, with the exception of the shares issued in connection with the exercise of stock options, were issued at the prevailing market price at the time of issuance. In connection with the issuance of common shares pursuant to the mergers, the Company incurred related costs and expenses of approximately $2,500,000.

     Preferred stock
     ---------------

             At September 30, 1995 and December 31, 1994, the Company had the following series of Preferred Stock outstanding:

                                                                     Shares Outstanding                 Carrying Amount
                                                            ---------------------------------   ---------------------------------
                                             Dividend       September 30,        December 31,   September 30,       December 31,
                Series                         Rate             1995                 1994           1995               1994
     --------------------------------       ----------      -------------        ------------    ------------       -------------
     Series A                                 10.00%            1,825,000           1,825,000    $ 45,625,000        $ 45,625,000
     Series B                                  9.20%            2,386,000           2,386,000      59,650,000          59,650,000
     Series C                               Adjustable          1,200,000           1,200,000      30,000,000          30,000,000
     Series D                                  9.50%            1,200,000           1,200,000      30,000,000          30,000,000
     Series E                                 10.00%            2,195,000                   -      54,875,000                   -
     Series F                                  9.75%            2,300,000                   -      57,500,000                   -
                                                               ----------           ---------    ------------        ------------
       Senior Preferred Stock totals                           11,106,000           6,611,000     277,650,000         165,275,000
                                                               ----------           ---------    ------------        ------------

     Convertible                               8.25%            2,300,000           2,300,000      57,500,000          57,500,000
     Mandatory Convertible Participating     Variable              31,200                   -      28,470,000                   -
                                                               ----------           ---------    ------------        ------------
       Convertible Preferred Stock totals                       2,331,200           2,300,000      85,970,000          57,500,000
                                                               ----------           ---------    ------------        ------------
                                                               13,437,200           8,911,000    $363,620,000        $222,775,000
                                                               ==========           =========    ============        ============

             The carrying amounts are equivalent to the liquidation preference, with the exception of the Convertible Participating Preferred Stock which has a liquidation preference equal to $31,200,000.

             On February 1, 1995, the Company issued 2,195,000 shares of its 10.0% Cumulative Preferred Stock, Series E (the "Series E Preferred Stock") in connection with a public offering raising net proceeds of approximately $52,888,000.

                            STORAGE EQUITIES, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              SEPTEMBER 30, 1995


9.   Shareholders' equity (Cont'd.)
     ------------------------------

             On May 3, 1995, the Company issued 2,300,000 shares of its 9.75% Cumulative Preferred Stock, Series F (the "Series F Preferred Stock") in connection with a public offering raising net proceeds of approximately $55,489,000.

             Effective July 1, 1995, the Company issued 31,200 shares of its Mandatory Convertible Participating Preferred Stock to an unaffiliated investor to acquire the investor's limited partnership interest in an affiliated real estate partnership. On June 30, 2002, the Mandatory Convertible Participating Preferred Stock will mandatory convert into common stock of the Company, however, prior to that time it is convertible at the option of the holder. At conversion, the number of common shares to be issued to the holder will determined based upon the Company's acquired partnership interest in the then aggregate property values of the real estate partnership divided by the average market price of the Company's common stock (if converted prior to June 30, 2000 the lesser of $18.00 or the average market price of the Company's common stock will be used). At September 30, 1995, the Mandatory Convertible Participating Preferred Stock was convertible into approximately 1,503,800 shares of the Company's common stock.

             The Series A, Series B, Series C, Series D, Series E and Series F (collectively the "Cumulative Senior Preferred Stock") have general preference rights with respect to liquidation and quarterly distributions. With respect to the payment of dividends and amounts upon liquidation, the Convertible Preferred Stock (including the Mandatory Convertible Participating Preferred Stock) ranks junior to the Cumulative Senior Preferred Stock and any other shares of preferred stock of the Company ranking on a parity with or senior to the Cumulative Senior Preferred Stock. The Convertible Preferred Stock ranks senior to the common stock, any additional class of common stock and any series of preferred stock expressly made junior to the Convertible Preferred Stock. The Mandatory Convertible Participating Preferred Stock has voting rights on a share for share basis as the common stock. The payment of advisory fees is subordinated to the payment of quarterly dividends to the Cumulative Senior Preferred Stock.

     Dividends
     ---------

             The dividend rate on the Series C Preferred Stock for the third quarter of 1995 was equal to 7.249% per annum. The dividend rate per annum will be adjusted quarterly and will be equal to the highest of one of three U.S. Treasury indices (Treasury Bill Rate, Ten Year Constant Maturity Rate, and Thirty Year Constant Maturity Rate) multiplied by 110%. However, the dividend rate for any dividend period will not be less than 6.75% per annum nor greater than 10.75% per annum. The dividend rate with respect to the fourth quarter of 1995 will be equal to 7.205% per annum.

                            STORAGE EQUITIES, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              SEPTEMBER 30, 1995


9.   Shareholders' equity (Cont'd.)
     ------------------------------

     Dividends
     ---------

             The Mandatory Convertible Participating Preferred Stock was issued in connection with the acquisition of limited partnership interests in a real estate limited partnership. Quarterly dividends on the Mandatory Convertible Participating Preferred Stock vary depending on operating results of the real estate facilities of the partnership. For the first eight quarters dividends are equal to $390,000 plus the Company's acquired interest in property cash flows, as defined, in excess of a base amount of $45,000. Thereafter quarterly dividends will be equal to $390,000 plus the Company's acquired interest in property cash flows, as defined, in excess of a base amount of $525,000.

             The following summarizes dividends paid during the third quarter of 1995:

                                                For the Three Months Ended
                                                     September 30, 1995
                                              ------------------------------
                                              Distributions         Total
                                                 Per Share     Distributions
                                              -------------    -------------
     Series A                                     $ 0.625       $ 1,140,000
     Series B                                     $ 0.575         1,372,000
     Series C                                     $ 0.453           544,000
     Series D                                     $ 0.594           713,000
     Series E                                     $ 0.625         1,372,000
     Series F                                     $ 0.609         1,402,000
     Convertible                                  $ 0.516         1,186,000
     Mandatory Convertible Participating          $27.700           867,000
                                                                -----------
                                                                  8,596,000

     Common                                       $ 0.220         9,252,000
                                                                -----------
                                                                $17,848,000
                                                                ===========

10.  Proposed Merger and Restructure
     -------------------------------

             The Company has entered into an Agreement and Plan of Reorganization by and among Public Storage, Inc. ("PSI"), PSMI and the Company, dated as of June 30, 1995 (the "Agreement and Plan of Reorganization"), pursuant to which PSMI would be merged into the Company. Prior to the merger, substantially all of the United States real estate interests of PSI, together with the Adviser and PSCP, will be combined with PSMI. In the merger, the outstanding capital stock of PSMI would be converted into an aggregate of 30,000,000 shares of Common Stock of the Company (subject to certain adjustments) and 7,000,000 shares of newly created Class B Common Stock of the Company, and the Company would be renamed "Public Storage, Inc." The merger was approved by a special committee of disinterested directors of the Company and by the Company's Board of Directors. The merger is subject to a number of conditions, including approval by the Company's common shareholders. The Agreement and Plan of Reorganization, which is included as an exhibit to the Company's Proxy Statement dated October 11, 1995 (filed October 13, 1995) is incorporated herein by this reference.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
--------------------------------------------------------------------------
OPERATIONS
----------


     RESULTS OF OPERATIONS
     ---------------------

     Three months ended September 30, 1995 compared to the three months ended
     ------------------------------------------------------------------------
     September 30, 1994
     ------------------

             Net income for the three months ended September 30, 1995 was $19,470,000 compared to $10,943,000 for the same period in 1994, representing an increase of $8,527,000. Net income allocable to common shareholders increased to $10,874,000 for the three months ended September 30, 1995 from $6,439,000 for the three months ended September 30, 1994. The increase in net income and net income allocable to common shareholders were primarily the result of improved property operations, the acquisition of additional real estate facilities during 1995 and 1994, and the acquisition of additional partnership interests during 1995 and 1994. Net income per common share was $0.26 per share (based on weighted average shares outstanding of 42,217,481) for the three months ended September 30, 1995 compared to $0.27 per share (based on weighted average shares outstanding of 23,826,953) for the same period in 1994. The decrease in net income per share was principally due to increasing depreciation expense allocable to the common shareholders, including depreciation allocable to the limited partnership interests acquired by the Company.

             The Company generally analyzes the operating results of its real estate portfolio in three different categories; (i) mini-warehouse properties owned since December 31, 1991 (referred to as "Same Stores"), consisting of 246 mini-warehouses, (ii) mini-warehouse facilities acquired subsequent to December 31, 1991 (referred to as "Newly Acquired"), consisting of 261 mini-warehouses, and (iii) 20 business park facilities. The Company's revenues are generated principally through the operation of its real estate facilities. The Company's core business, however, is the operation of mini-warehouse facilities which, during the nine months ended September 30, 1995, represented approximately 91% of the Company's property operations (based on 1995 rental income).

             Rental income was $55,519,000 and $36,662,000 for the three months ended September 30, 1995 and 1994, respectively, representing an increase of $18,857,000 or 51.4%. The following table illustrates rental income by portfolio category:


                                      For the Three Months
                                       Ended September 30,       Net increase
                                      --------------------    ---------------
                                       1995          1994       $$       %%
                                      ------        ------    ------    -----
                                           (dollar amounts in 000's)
     RENTAL INCOME:
     --------------
        Mini-warehouses:
           Same Stores                $24,292      $23,682    $   610     2.6%
           Newly Acquired              26,561        8,971     17,590   196.1%

        Business Parks                  4,666        4,009        657    16.4%
                                      -------      -------    -------   -----

           Total rental income        $55,519      $36,662    $18,857    51.4%
                                      =======      =======    =======   =====

             The increase in rental income for the Same Stores is principally due to increased average rental rates. Weighted average occupancy levels were 91.2% and 92.4% for the Same Store facilities for the three months ended September 30, 1995 and 1994, respectively. Realized monthly rent per square foot for these facilities was $0.61 and $0.59 for the three months ended September 30, 1995 and 1994, respectively.

             The increase in rental income for the Newly Acquired mini-warehouses reflect the acquisition of 140 and 71 mini-warehouses in 1995 and 1994, respectively. For the Newly Acquired mini-warehouses which were owned by the Company as of the beginning of 1994 (52 facilities), rental income increased by $221,000 or 4.1% from $5,403,000 in 1994 to $5,624,000 in 1995. This increase was due to increased weighted average occupancy levels combined with an increase in average rental rates. Weighted average occupancy levels were 91.1% for these facilities for the three months ended September 30, 1995 compared to 90.7% for the same period in 1994. Realized monthly rent per square foot for these facilities was $0.67 and $0.65 for the three months ended September 30, 1995 and 1994, respectively.

             The increase in rental income with respect to the business park facilities is principally due to the acquisition of 5 facilities during 1994 and 1995. Rental income for those business park facilities owned since the beginning of 1994 was $3,563,000 and $3,404,000 for the three months ended September 30, 1995 and 1994, representing an increase of $159,000 or 4.7%. Weighted average occupancy levels for these facilities were 96.9% and 95.6% for the business park facilities for the three months ended September 30, 1995 and 1994, respectively. Monthly realized rent per square foot for the business park facilities was $0.71 and $0.68 for the three months ended September 30, 1995 and 1994, respectively.

             Cost of operations was $19,827,000 and $12,990,000 for the three months ended September 30, 1995 and 1994, respectively, representing an increase of $6,837,000 or 52.6%. The following table illustrates cost of operations by portfolio category:


                                      For the Nine Months
                                       Ended September 30,      Net increase
                                     ----------------------   ---------------
                                       1995          1994       $$       %%
                                     --------     ---------   -------   -----
                                             (dollar amounts in 000's)
      COST OF OPERATIONS:
      -------------------
        Mini-warehouses:
           Same Stores                $ 8,379      $ 8,120     $  259     3.2%
           Newly Acquired               9,068        2,961      6,107   206.3%

        Business Parks                  2,380        1,909        471    24.7%
                                      -------      -------     ------   -----

           Total cost of operations   $19,827      $12,990     $6,837    52.6%
                                      =======      =======     ======   =====

             The increase in cost of operations is principally due to the acquisition of additional real estate facilities during 1995 and the last half of fiscal 1994. Cost of operations includes property management fees of $3,284,000 and

     $2,162,000 for the three months ended September 30, 1995 and 1994, respectively. In addition, cost of operations includes property tax expense of $4,757,000 and $3,017,000 for the three months ended September 30, 1995 and 1994, respectively. Cost of operations for the Same Stores increased principally due to higher property taxes (1994 included refunds which reduced expenses) of approximately $100,000 and higher payroll expense of approximately $150,000.

             During the three months ended September 30, 1995, property net operating income (rental income less cost of operations and depreciation expense) improved compared to the same period in 1994. Rental income increased and cost of operations increased for the three months ended September 30, 1995 compared to the same period in 1994 as discussed above. Depreciation expense increased by $4,100,000 from $6,782,000 for the three months ended September 30, 1994 to $10,882,000 for the same period in 1995, resulting in a net increase in property net operating income of $7,920,000 or 46.9%. Property net operating income prior to the reduction for depreciation expense increased by $12,020,000 or 50.8% from $23,672,000 for the three months ended September 30, 1994 to $35,692,000 for the same period in 1995.

             Property net operating income for the Same Stores remained stable at $12,193,000 for the three months ended September 30, 1995 compared to $12,043,000 for the same period in 1994. Property net operating income prior to the reduction for depreciation expense for the Same Stores increased by $351,000 or 2.3% from $15,562,000 for the three months ended September 30, 1994 to $15,913,000 for the same period in 1995.

             The Newly Acquired facilities contributed approximately $11,714,000 and $3,924,000 of property net operating income for the three months ended September 30, 1995 and 1994, respectively ($17,493,000 and $6,010,000 of property net operating income prior to the reduction for depreciation expense for the three months ended September 30, 1995 and 1994, respectively). Property net operating income for Newly Acquired facilities which were owned as of the beginning of 1994 (52 facilities), were $2,865,000 and $2,840,000 respectively, representing an increase of $25,000 or 1.0% ($3,758,000 and $3,644,000 of property net operating income prior to the reduction for depreciation expense for the three months ended September 30, 1995 and 1994, respectively, representing an increase of $114,000 or 3.1%).

             Property net operating income for the business park facilities decreased by $20,000 from $923,000 for the three months ended September 30, 1994 to $903,000 for the same period in 1995. Property net operating income prior to the reduction for depreciation expense with respect to the business park facilities increased by $186,000 or 9% from $2,100,000 for the three months ended September 30, 1994 to $2,286,000 for the same period in 1995.

             Interest and other income increased from $887,000 for the three months ended September 30, 1994 to $1,419,000 for the same period in 1995 for a net increase of $532,000. The increase is primarily attributable to increased interest income on cash balances invested in short-term interest bearing securities partially offset with reduced interest income from mortgage notes receivable.

             On May 31, 1995, the Company completed a public offering of its common stock raising net proceeds of approximately $82 million. At June 30, 1995 and July 31, 1995, approximately $75 million and $33 million, respectively, remained invested in short-term interest bearing securities (with weighted average yields of approximately 5.6% per annum). However, the remaining proceeds had been invested in real estate assets by August 31, 1995. As a result interest income from cash balances increased by approximately $378,000. SEE LIQUIDITY AND CAPITAL RESOURCES.

             The Company canceled approximately $14,920,000 and $23,452,000 of mortgage notes receivable during 1995 and 1994, respectively, in connection with the acquisition of real estate facilities securing such notes. As a result, interest income from mortgage notes receivable decreased from $1,013,000 to $310,000 for the three months ended September 30, 1994 and 1995, respectively, as the average outstanding mortgage notes receivable balance was significantly lower during the three months ended September 30, 1995 compared to the same period in 1994.

             Depreciation and amortization expense was $10,961,000 and $6,991,000 for the three months ended September 30, 1995 and 1994, respectively, representing an increase of $3,970,000 which is due to the acquisition of additional properties in 1994 and 1995. Net income allocable to the common shareholders includes net depreciation and amortization expense of approximately $8,137,000 ($0.19 per common share) and $3,822,000 ($0.16 per common share) for the three months ended September 30, 1995 and 1994, respectively. This increase is due to increased depreciation from the acquisition of real estate facilities during 1994 and 1995 combined with increased allocations of depreciation from the consolidated PSP Partnerships to the Company's shareholders. During 1994 and 1995, the Company acquired additional partnership interests in the PSP Partnerships (see below) and as a result an increasing amount of depreciation expense from the existing real estate portfolio has been allocated to the Company rather than to the minority interest.

             "Minority interest in income" represents the income allocable to equity (partnership) interests primarily in the PSP Partnerships (whose accounts are consolidated with the Company) which are not owned by the Company. Since 1990, the Company has acquired portions of these equity interests through its acquisition of limited and general partnership interests in the PSP Partnerships. These acquisitions have resulted in reductions to the "Minority interest in income" from what it would otherwise have been in the absence of such acquisitions, and accordingly, have increased the Company's share of the consolidated PSP Partnerships' income. In determining income allocable to the minority interest for the three months ended September 30, 1995 and 1994, consolidated depreciation and amortization expense of approximately $2,801,000 and $3,039,000, respectively, was allocated to the minority interest. The decrease in depreciation allocated to the minority interest was principally the result of the acquisition of limited partnership units by the Company.

             Advisory fees increased by $748,000 from $1,288,000 for the three months ended September 30, 1994 to $2,036,000 for the same period in 1995. The advisory fee, which is based on a contractual computation, increased as a result of increased adjusted net income (as defined) per common share combined with the issuance of additional preferred and common stock during 1994 and 1995.


     Nine months ended September 30, 1995 compared to the nine months ended
     ----------------------------------------------------------------------
     September 30, 1994
     ------------------

             Net income for the nine months ended September 30, 1995 was $49,221,000 compared to $29,884,000 for the same period in 1994, representing an increase of $19,337,000. Net income allocable to common shareholders increased to $27,317,000 for the nine months ended September 30, 1995 from $18,082,000 for the nine months ended September 30, 1994. The increase in net income and net income allocable to common shareholders were primarily the result of improved property operations for the Same Stores, the acquisition of additional real estate facilities during 1995 and 1994, and the acquisition of additional partnership interests during 1995 and 1994. Net income per common share was $0.76 per share (based on weighted average shares outstanding of 35,847,202) for the nine months ended September 30, 1995 compared to $0.79 per share (based on weighted average shares outstanding of 22,951,407) for the same period in 1994. The decrease in net income per share was principally due to increasing depreciation expense allocable to the common shareholders, including depreciation allocable to the limited partnership interests acquired by the Company.

             Rental income was $143,587,000 and $101,909,000 for the nine months ended September 30, 1995 and 1994, respectively, representing an increase of $41,678,000 or 40.9%. The following table illustrates rental income by portfolio category:


                                      For the Nine Months
                                       Ended September 30,      Net increase
                                     ----------------------   ---------------
                                       1995          1994      $$        %%
                                     --------     ---------   -------   -----
                                             (dollar amounts in 000's)
     RENTAL INCOME:
     --------------
        Mini-warehouses:
           Same Stores                $ 70,867     $ 68,669   $ 2,198     3.2%
           Newly Acquired               59,361       22,003    37,358   169.8%

        Business Parks                  13,359       11,237     2,122    18.9%
                                      --------     --------   -------   -----
           Total rental income        $143,587     $101,909   $41,678    40.9%
                                      ========     ========   =======   =====

             The increase in rental income for the Same Stores is principally due to increased average rental rates. Weighted average occupancy levels were 90.0% and 90.3% for the Same Store facilities for the nine months ended September 30, 1995 and 1994, respectively. Realized monthly rent per square foot for these facilities was $0.60 and $0.58 for the nine months ended September 30, 1995 and 1994, respectively.

             The increase in rental income for the Newly Acquired mini-warehouses reflect the acquisition of 140 and 71 mini-warehouses in 1995 and 1994, respectively. For the Newly Acquired mini-warehouses which were owned by the Company throughout each of the periods (52 facilities), rental income increased by $765,000 or 4.9% from $15,488,000 in 1994 to $16,253,000 in 1995. This increase was due to increased weighted average occupancy levels combined with an increase in average rental rates. Weighted average occupancy levels were 89.5% for these facilities for the nine months ended September 30, 1995 compared to 88.4% for the same period in 1994. Realized monthly rent per square foot for these facilities was $0.66 and $0.64 for the nine months ended September 30, 1995 and 1994, respectively.

             The increase in rental income with respect to the business park facilities is principally due to the acquisition of 5 facilities during 1994 and 1995. Rental income for those business park facilities owned since the beginning of 1994 was $10,756,000 and $10,136,000 for the nine months ended September 30, 1995 and 1994, representing an increase of $620,000 or 6.1%. Weighted average occupancy levels for these facilities were 96.5% and 94.9% for the business park facilities for the nine months ended September 30, 1995 and 1994, respectively. Monthly realized rent per square foot for the business park facilities was $0.72 and $0.68 for the nine months ended September 30, 1995 and 1994, respectively.

             Cost of operations was $52,169,000 and $37,678,000 for the three months ended September 30, 1995 and 1994, respectively, representing an increase of $14,491,000 or 38.5%. The following table illustrates cost of operations by portfolio category:

                                      For the Nine Months
                                       Ended September 30,      Net increase
                                     ----------------------   ---------------
                                       1995          1994      $$        %%
                                     --------     ---------   -------   -----
                                             (dollar amounts in 000's)
     COST OF OPERATIONS:
     -------------------
        Mini-warehouses:
           Same Stores               $25,168       $24,623    $   545     2.2%
           Newly Acquired             20,394         7,536     12,858   170.6%

        Business Parks                 6,605         5,519      1,086    19.7%
                                     -------       -------    -------   -----

           Total cost of operations  $52,167       $37,678    $14,489    38.5%
                                     =======       =======    =======   =====

             The increase in cost of operations is principally due to the acquisition of additional real estate facilities during 1995 and 1994. Cost of operations includes property management fees of $8,489,000 and $6,002,000 for the nine months ended September 30, 1995 and 1994, respectively. In addition, cost of operations includes property tax expense of $12,501,000 and $8,912,000 for the nine months ended September 30, 1995 and 1994, respectively. Cost of operations for the Same Stores increased principally due to higher property taxes (1994 included refunds which reduced expenses) of approximately $360,000 and higher payroll expense of approximately $270,000.

             During the nine months ended September 30, 1995, property net operating income (rental income less cost of operations and depreciation expense) improved compared to the same period in 1994. Rental income increased and cost of operations increased for the nine months ended September 30, 1995 compared to the same period in 1994 as discussed above. Depreciation expense increased by $7,485,000 from $20,323,000 for the nine months ended September 30, 1994 to $27,808,000 for the same period in 1995, resulting in a net increase in property net operating income of $19,702,000 or

   44.9%. Property net operating income prior to the reduction for depreciation expense increased by $27,187,000 or 42.3% from $64,231,000 for the nine months ended September 30, 1994 to $91,418,000 for the same period in 1995.

             Property net operating income for the Same Stores increased by $935,000 or 2.9% from $31,801,000 for the nine months ended September 30, 1994 to $32,736,000 for the same period in 1995. Property net operating income prior to the reduction for depreciation expense for the Same Stores increased by $1,653,000 or 3.8% from $44,046,000 for the nine months ended September 30, 1994 to $45,699,000 for the same period in 1995.

         The Newly Acquired facilities contributed approximately $28,080,000 and $10,344,000 of property net operating income for the nine months ended September 30, 1995 and 1994, respectively ($38,967,000 and $14,467,000 of property net operating income prior to the reduction for depreciation expense for the nine months ended September 30, 1995 and 1994, respectively). Property net operating income for Newly Acquired facilities which were owned throughout each of the nine months ended September 30, 1995 and 1994 (52 facilities), were $8,178,000 and $7,795,000 respectively, representing an increase of $383,000 or 4.9% ($10,755,000 and $10,186,000 of property net operating income prior to the reduction for depreciation expense for the nine months ended September 30, 1995 and 1994, respectively, representing an increase of $569,000 or 5.6%).

             Property net operating income of the Company's business park operations increased by $967,000 from $1,851,000 for the nine months ended September 30, 1994 to $2,818,000 for the same period in 1995. Property net operating income prior to the reduction for depreciation expense with respect to the Company's business park operations increased by $1,036,000 from $5,718,000 for the nine months ended September 30, 1994 to $6,754,000 for the same period in 1995. The increase is due principally to the acquisition of 5 business park facilities during 1994 and 1995 which contributed approximately $685,000 to the increase in the property net operating income.

         Interest and other income increased from $4,180,000 for the nine months ended September 30, 1994 to $4,461,000 for the same period in 1995 for a net increase of $281,000. The increase is primarily attributable to increased interest income on the cash balances (as a result of uninvested net common stock offering proceeds) partially offset by the reduction in interest income from mortgage notes receivable. The Company canceled approximately $14,920,000 and $23,452,000 of mortgage notes receivable during 1995 and 1994, respectively, in connection with the acquisition of real estate facilities securing such notes. As a result, interest income from the mortgage notes receivable decreased from $3,654,000 to $1,430,000 for the nine months ended September 30, 1994 and 1995, respectively, as the average outstanding mortgage notes receivable balance was significantly lower ($16,080,000) during the nine months ended September 30, 1995 compared to the same period in 1994 ($44,459,000). As of September 30, 1995, the mortgage notes bear interest at stated rates ranging from 7.7% to 10.8% and effective interest rates ranging from 7.7% to 14.8%.

         As noted above, on May 31, 1995, the Company completed a public offering of its common stock raising net proceeds of approximately $82 million. At June 30, 1995 and July 31, 1995, approximately $75 million and $33 million, respectively, remained invested in short-term interest bearing securities (with weighted average yields of approximately 5.6% per annum). The remaining proceeds had been invested in real estate assets by August 31, 1995. As a result of the timing to invest the net proceeds into real estate assets, interest income from cash balances increased by approximately
   $1,046,000.   SEE LIQUIDITY AND CAPITAL RESOURCES.

         Depreciation and amortization expense was $27,887,000 and $20,532,000 for the nine months ended September 30, 1995 and 1994, respectively, representing an increase of $7,355,000 which is due to the acquisition of additional properties in 1994 and 1995. Net income allocable to the common shareholders includes net depreciation and amortization expense of approximately $19,604,000 ($0.55 per common share) and $9,562,000 ($0.42 per common share) for the nine months ended September 30, 1995 and 1994, respectively. This increase is due to increased depreciation from the acquisition of real estate facilities combined with increased allocations of depreciation from the consolidated PSP Partnerships to the Company's
   shareholders.   During 1994 and 1995,  the Company acquired additional
   partnership interests in the PSP Partnerships (see below) and as a result an increasing amount of depreciation expense from the existing real estate portfolio has been allocated to the Company rather than to the minority interest.

         General and administrative expense was $2,611,000 and $2,101,000 for the nine months ended September 30, 1995 and 1994, respectively,
   representing an increase of $510,000.   This increase is due to the growth in
   the Company's capital base combined with certain costs incurred in connection with the acquisition of additional real estate facilities.

          "Minority interest in income" represents the income allocable to equity (partnership) interests in the PSP Partnerships (whose accounts are consolidated with the Company) which are not owned by the Company. Since 1990, the Company has acquired portions of these equity interests through its acquisition of limited and general partnership interests in the PSP Partnerships. These acquisitions have resulted in reductions to the "Minority interest in income" from what it would otherwise have been in the absence of such acquisitions, and accordingly, have increased the Company's
   share of the consolidated PSP Partnerships' income.   In determining income
   allocable to the minority interest for the nine months ended September 30, 1995 and 1994 consolidated depreciation and amortization expense of approximately $8,193,000 and $10,334,000, respectively, was allocated to the minority interest. The decrease in depreciation allocated to the minority interest was principally the result of the acquisition of limited partnership units by the Company.


         Advisory fees increased by $1,818,000 from $3,644,000 for the nine months ended September 30, 1994 to $5,462,000 for the same period in 1995. The advisory fee, which is based on a contractual computation, increased as a result of increased adjusted net income (as defined) per common share combined with the issuance of additional preferred and common stock during 1994 and 1995.

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

          . The issuance of approximately $28.5 million of Mandatory Convertible Participating Preferred Stock which will automatically convert into common stock on June 30, 2002, if not previously converted at the option of the holder.

          . The retention of approximately $42.0 million of funds available for debt payments or investment.

          As a result of these transactions,  the Company's capitalization has
     increased.   Shareholders' equity increased from $188,112,500 on December
     31, 1991 to $922,941,000 on September 30, 1995. The increased equity combined with reductions in total debt has resulted in an improvement in the Company's debt to equity ratio from 55% at December 31, 1991 to 12% at September 30, 1995. The Company's ratio of debt to total assets also decreased from 19% at December 31, 1991 to 9% at September 30, 1995.

          The Company does not believe it has any significant refinancing risks with respect to its mortgage debt and nominal interest rate risks associated with its variable rate mortgage debt which had a principal balance of $36.4 million at September 30, 1995. The Company uses its $125 million credit facility primarily to fund acquisitions and provide financial flexibility and liquidity. The credit facility (i) is unsecured,
     (ii) provides for interest rates ranging from LIBOR plus .75% to LIBOR plus 1.50%, based upon interest coverage levels attained by the Company, and
     (iii) matures in April 1998,  with two one-year extensions.   At November
     10, 1995, the Company had $30 million in borrowings under the credit facility.

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

          Net cash provided by operations (as determined in accordance with generally accepted accounting principles) reflects the cash generated from the Company's business before distributions to various equity holders, including the preferred shareholders, capital expenditures or mandatory principal payments on debt. Net cash provided by operations has increased from $59,478,000 to $82,599,000 for the nine months ended September 30, 1994 and 1995, respectively.

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

                                                                   For the Nine Months Ended September 30,
                                                                   ---------------------------------------
                                                                         1995                  1994
                                                                   ---------------       -----------------
     Net Income                                                       $ 49,221,000         $ 29,884,000
     Depreciation and amortization                                      27,887,000           20,532,000
     Minority interest in income                                         5,449,000            7,795,000
     Amortization of discounts on
       mortgage notes receivable                                           (90,000)            (636,000)
                                                                      ------------         ------------
         Funds provided by operating activities                         82,467,000           57,575,000
     Distributions from operations to minority interests
       (funds from operations allocable to minority
       interests)                                                     (13,642,000)         (18,129,000)
                                                                      ------------         ------------
     Funds from operations allocable to the Company's
       shareholders                                                     68,825,000           39,446,000

     Less: preferred stock dividends                                   (21,904,000)         (11,802,000)
                                                                      ------------         ------------
     Funds from operations available to common shareholders             46,921,000           27,644,000

     Capital improvements to maintain facilities:
       Mini-warehouses                                                  (4,590,000)          (3,559,000)
       Business parks                                                   (1,790,000)          (1,206,000)

     Add back: minority interest share of capital improvements           1,452,000            1,706,000
                                                                      ------------         ------------

     Funds available for principal payments on debt, common
       dividends and reinvestment                                       41,993,000           24,585,000

     Cash distributions to common shareholders                         (24,138,000)         (14,912,000)
                                                                      ------------         ------------

     Funds available for principal payments on debt and
       investment                                                     $ 17,855,000         $  9,673,000
                                                                      ============         ============

               The increases in cash provided by operating activities and funds available for principal payments on debt, common dividends and investment over the past three years is primarily due to (i) increasing property net operating income at the Same Store facilities, (ii) the acquisition of limited and general partnership interests in the PSP Partnerships and (iii) the leverage created through the issuance of preferred stock and the utilization of the net proceeds in real estate investments which have provided net cash flows in excess of the preferred stock dividend requirements. These factors have improved the cash flow position of the common shareholders as FFO applicable to the common shareholders has increased over the same period at a rate greater than the increase in number of common shares. See the consolidated statements of cash flows for the each of the nine months ended September 30, 1995 and 1994 for additional information regarding the Company's investing and financing activities.

          FFO increased to $68,825,000 for the nine months ended September 30, 1995 compared to $39,446,000 for the same period in 1994 ($27,604,000 for the three months ended September 30, 1995 compared to $14,765,000 for the
     same period in 1994).   FFO applicable to the common shareholders (after
     deducting preferred stock dividends) increased to $46,921,000 for the nine months ended September 30, 1995 compared to $27,644,000 for the same period in 1994 ($19,008,000 for the three months ended September 30, 1995 compared
     to $10,261,000 for the same period in 1994).   FFO is used by many
     financial analysts in evaluating REITs. The Company defines FFO as net income (loss) (computed in accordance with GAAP) before (i) gain (loss) on disposition of real estate, adjusted as follows: (i) plus depreciation and amortization, and (ii) less FFO attributable to minority interest.
     The National Association of Real Estate Investment Trusts, Inc. ("NAREIT") definition of FFO does not specifically address the treatment of minority interest in the determination of FFO. In the case of the Company, FFO represents amounts attributable to its shareholders after deducting amounts attributable to the minority interests. FFO does not take into consideration scheduled principal payments on debt, capital improvements, distributions and other obligations of the Company. Accordingly, FFO is a supplemental performance measure and is not a substitute for the Company's cash flow or net income (as discussed above) as a measure of the Company's liquidity or operating performance.

          On May 31, 1995, the Company issued 5,482,200 shares of its common stock in a public offering, raising net proceeds of approximately $82 million to be invested into real estate assets. Due to the timing of investing in real estate assets, the net proceeds remained invested in interest bearing accounts for a portion of the second and third quarters. The interest bearing accounts generated yields which were less than the cash yields generated by the Company's portfolio of real estate assets. Approximately $75 million and $33 million remained invested in interest
     bearing accounts at June 30, 1995 and July 31, 1995, respectively.   At
     August 31, 1995, substantially all of the remaining net proceeds were invested into real estate assets.

          During 1995, the Company has budgeted approximately $8 million for capital improvements ($2 million of which is directly attributable to the minority interest in respect of its ownership interest) to maintain its facilities. During the first nine months of 1995, the Company incurred capital improvements of approximately $6.4 million. The Company believes that it is not subject to any significant refinancing risks. During 1993 and 1994, the Company either repaid or extended the maturities of its mortgage notes such that in no year, until 1999, will there be more than $10 million of principal payments on mortgage notes becoming due and payable.

          The Company believes its geographically diverse portfolio has resulted in a relatively stable and predictable investment portfolio with increasing overall property performance over the past four years.

     Distributions
     -------------

          Over the past three years, the Company has established a conservative distribution policy that is, among other things, supported by its cash flow from operations (after capital expenditures and debt service), availability of cash to make such distributions and the Company's ability to maintain its REIT status. The Company's policy is also conservative with respect to FFO. The Company's conservative distribution policy permits it after funding its distributions and capital improvements, to retain significant funds to make additional investments and debt reductions. For the nine months ended September 30, 1995 and 1994, the Company distributed to common shareholders 51% and 54% of its FFO available to common shareholders, respectively. Distributions to shareholders during the first nine months of 1995 were as follows:


                                     For the Nine Months Ended
                                         September 30, 1995
                                -----------------------------------
                                Distributions Per         Total
                                   Shares             Distributions
                                -----------------     -------------
      Series A                       $ 1.875           $ 3,422,000
      Series B                       $ 1.725             4,116,000
      Series C                       $ 1.520             1,824,000
      Series D                       $ 1.782             2,138,000
      Series E                       $ 1.666             3,658,000
      Series F                       $ 1.008             2,321,000
      Convertible                    $ 1.546             3,558,000
      Mandatory Convertible          $27.700               867,000
        Participating                                  -----------

                                                        21,904,000
      Common                         $ 0.660            24,138,000
                                                       -----------
                                                       $46,042,000
                                                       ===========

               Dividends with respect to the Series E and Series F Preferred Stock are pro rated from the date of issuance (February 1, 1995 and May 3, 1995, respectively). The annual distribution requirement with respect to the Series E and Series F Preferred stock are $2.50 and $2.44 per share, respectively. The dividend rate on the Series C Preferred Stock is adjusted quarterly such that the dividend rate per annum will be equal to the highest of one of three U.S. Treasury indices (Treasury Bill Rate, Ten Year Constant Maturity Rate, and Thirty Year Constant Maturity Rate) multiplied by 110%. However, the dividend rate for any dividend period will not be less than 6.75% per annum nor greater than 10.75% per annum. The dividend rate with respect to the third quarter of 1995 was equal to 7.249% per annum and is 7.205% per annum for the fourth quarter of 1995.

          The Mandatory Convertible Participating Preferred Stock was issued in connection with the acquisition of limited partnership interests in a real estate limited partnership. Quarterly dividends on the Mandatory Convertible Participating Preferred Stock vary depending on operating
     results of the real estate facilities of the partnership.   For the first
     eight quarters dividends are equal to $390,000 plus the Company's acquired interest in property cash flows, as defined, in excess of a base amount
     of $45,000.   Thereafter quarterly dividends will be equal to $390,000 plus the Company's acquired interest in property cash flows, as defined, in excess of a base amount of $525,000.

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

          During 1995, the Company acquired an additional 113 wholly-owned properties for an aggregate cost of $312,816,000. The acquisitions were financed through a combination of the issuance of equity securities, cancellation of mortgage notes receivable, assumption of debt and payment of cash. Sixty-one of these facilities were acquired pursuant to merger transactions.

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

          On June 30, 1995, the Company completed a merger transaction with Public Storage Properties VII, Inc. ("Properties 7") whereby the Company acquired all the outstanding stock of Properties 7 in exchange for cash and common stock of the Company. In the merger, Properties 7 was merged with and into the Company, and the outstanding Properties 7 common stock (3,806,491 shares) was converted into an aggregate of approximately (i) 3,517,272 shares of the Company's common stock (with a value of approximately $56,057,000) and (ii) $14,007,000 in cash. Properties 7, a real estate investment trust and an affiliate of the Adviser, owned and operated 34 mini-warehouse facilities, three business park facilities and one combination mini-warehouse/business park facility prior to the merger.

          During 1995, the Company acquired limited partnership interests in twelve real estate partnerships (owning in aggregate 27 mini-warehouse facilities) for an aggregate cost of $47,874,000, consisting of the issuance of Convertible Participating Preferred Stock totaling $28,470,000 and cash totaling $19,404,000. The acquisition of these interests has increased the Company's ownership interest above 50%. The Company's ownership interest combined with its ability to control the partnerships has resulted in the inclusion of the accounts of these partnerships in the Company's consolidated financial statements.

          In 1995, the Company began development of four mini-warehouse facilities in Atlanta, Georgia. One of the facilities opened in late August 1995 and the other three are scheduled to open within the next six months.


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

     Proposed Merger and Restructure
     -------------------------------

          The Company has entered into an Agreement and Plan of Reorganization by and among PSI, PSMI and the Company, dated as of June 30, 1995 (the "Agreement and Plan of Reorganization"). The Agreement and Plan of Reorganization, which is included as an exhibit to the Company's Proxy Statement dated October 11, 1995 (filed October 13, 1995) is incorporated herein by this reference.

PART II.  OTHER INFORMATION

Item 1    Legal Proceedings
          -----------------

          The Company's Supplement dated November 8, 1995 to Proxy Statements dated October 10, 1995 and October 11, 1995 is incorporated herein by this reference.


Item 6    Exhibits and Reports on Form 8-K
          --------------------------------


     (a)   The following Exhibits are included herein:

           (11)  Statement re: Computation of Earnings per Share

           (12)  Statement re: Computation of Ratio of Earnings to Fixed Charges

           (27)  Financial Data Schedule

     (b)   Form 8-K

           The Company filed a Current Report on Form 8-K dated June 30, 1995 (filed July 19, 1995), as amended by Form 8-K/A dated June 30, 1995 (filed September 8, 1995), pursuant to Item 5, which filed the following exhibits and financial information relating to the Company's proposed merger with PSMI:

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



                                            DATED: November 10, 1995

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