Form 10-K
period 1995-12-31
PUBLIC STORAGE INC /CA
filed 1996-03-25
CIK 318380

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K


[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [Fee Required]

For the fiscal year ended December 31, 1995
                          -----------------

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required].

For the transition period from           to
                               ----------   ----------.

Commission File Number: 1-8389
                        ------

                              PUBLIC STORAGE, INC.
                              --------------------
             (Exact name of registrant as specified in its charter)

     California                                                 95-3551121
---------------------                                  -------------------------
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                           Identification Number)

600 North Brand Blvd., Glendale, California                   91203-1241
-------------------------------------------                   ----------
(Address of principal executive offices)                      (Zip Code)

Registrant's telephone number, including area code: (818) 244-8080.
                                                    ---------------

Securities registered pursuant to Section 12(b) of the Act:

                                                                                              Name of each exchange
Title of each class                                                                            on which registered
-------------------                                                                           ---------------------
10% Cumulative Preferred Stock, Series A, $.01 par value                                    New York Stock Exchange
9.20% Cumulative Preferred Stock, Series B, $.01 par value                                  New York Stock Exchange
Adjustable Rate Cumulative Preferred Stock, Series C, $.01 par value                        New York Stock Exchange
9.50% Cumulative Preferred Stock, Series D, $.01 par value                                  New York Stock Exchange
10% Cumulative Preferred Stock, Series E, $.01 par value                                    New York Stock Exchange
9.50% Cumulative Preferred Stock, Series F, $.01 par value                                  New York Stock Exchange
Depositary Shares Each Representing 1/1,000 of a Share of 8-7/8% Cumulative
  Preferred Stock, Series G, $.01 par value                                                 New York Stock Exchange
Depositary Shares Each Representing 1/1,000 of a Share of 8.45% Cumulative
  Preferred Stock, Series H, $.01 par value                                                 New York Stock Exchange
8.25% Convertible Preferred Stock, $.01 par value                                           New York Stock Exchange
Common Stock, $.10 par value                                                                New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

                                      None
                -------------------------------------------------
                                (Title of class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                [ X ] Yes [ ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to the Form 10-K. [ ]

The aggregate market value of the voting stock held by non- affiliates of the registrant as of March 15, 1996:

Common Stock, $.10 Par Value - $685,325,000 (computed on the basis of $20-7/8 per share which was the reported closing sale price of the Company's Common Stock on the New York Stock Exchange on March 15, 1996).

The number of shares outstanding of the registrant's classes of common stock as of March 15, 1996:

Common Stock, $.10 Par Value - 71,581,165 shares
------------------------------------------------

Class B Common Stock, $.10 Par Value - 7,000,000 shares
-------------------------------------------------------


                       DOCUMENTS INCORPORATED BY REFERENCE

Information required by Part III will be included in an amendment to this Form 10-K under cover of a Form 10-K/A filed within 120 days of the Registrant's 1995 fiscal year, which information is incorporated by reference into Part III.

                                     PART I
                                     ------


ITEM 1.  BUSINESS
         --------
GENERAL
-------
     Public Storage, Inc. (the "Company") is an equity real estate investment trust ("REIT") organized as a corporation under the laws of California on July 10, 1980. The Company is a fully integrated, self-administered and self-managed real estate investment trust ("REIT") that acquires, develops, owns and operates self-service mini-warehouse facilities. The Company is the largest owner and operator of mini-warehouses in the United States with direct and indirect equity investments in 1,016 mini-warehouses containing approximately 59.6 million square feet of space at December 31, 1995.

     The Company has elected to be subject to tax as a REIT under the Internal Revenue Code of 1986, as amended. To the extent that the Company continues to qualify as a REIT, it will not be subject to tax, with certain limited exceptions, on the taxable income that is distributed to its shareholders.

     On November 16, 1995, the Company completed a merger transaction with Public Storage Management, Inc. ("PSMI") whereby the Company became self-administered and self-managed and acquired substantially all of the United States real estate operations of PSMI. In addition, the Company's name was changed from Storage Equities, Inc. to Public Storage, Inc. See "THE PSMI MERGER."

     The Company's five senior officers have been responsible for the acquisition of more than 350 mini-warehouses, the development of more than 650 mini-warehouses and the management of more than 1,000 mini-warehouses during their average 17 years of experience with the Public Storage organization. In addition, the Company's senior management has a significant ownership position in the Company with executive officers, directors and their affiliates owning approximately 38.75 million shares or 54.1% of the Common Stock as of March 15, 1996.

THE PSMI MERGER
---------------
     Prior to November 16, 1995, the Company's operations were managed, pursuant to contractual arrangements, by Public Storage Advisers, Inc. (the "Adviser"), the Company's investment advisor, by PSMI, its mini-warehouse property operator and by Public Storage Commercial Properties Group, Inc., ("PSCP") its commercial property operator.

     Since the Company's organization, the Adviser, pursuant to an advisory contract, had administered the day-to-day investment operations of the Company and had advised and consulted with the Board of Directors in connection with the acquisition and disposition of investments. However, the Board of Directors had the duty of overall supervision of the Company's operations. The Amended and Restated Advisory Contract (the "Advisory Contract") with the Adviser provided for the monthly payment of advisory fees equal to the sum of (i) 12.75% of the Company's Adjusted Income (as defined) per share of Common Stock based on Common Stock outstanding at September 30, 1991 (14,989,454 shares) plus (ii) 6% of the Company's Adjusted Income per share on shares in excess of 14,989,454 shares of Common Stock. During 1995 (through November 16, 1995), the Company paid advisory fees of approximately $6.4 million to the Advisor pursuant to the Advisory Contract.

     Since the Company's organization, PSMI, which was organized in 1973, had provided property operation services to the Company under a Management Agreement between the Company and PSMI (as amended, the "Management Agreement"). Pursuant to the Management Agreement, PSMI or PSCP operated all of the assets in which the Company has invested for a fee which is equal to 6% of the gross revenues of the mini-warehouse spaces managed and 5% of the gross revenues of the business park facilities operated. During 1995 (through November 16, 1995), the Company paid property management fees of approximately $9.4 million and $906,000 to PSMI and PSCP, respectively.

     On November 16, 1995, in a series of mergers among PSMI and its affiliates, culminating in the November 16, 1995 merger of PSMI into the Company (the ''PSMI Merger''), the Company became self-administered and self-managed and acquired substantially all of the United States real estate operations of PSMI.

     The aggregate consideration paid by the Company (including expenses) was approximately $549.3 million, consisting of the issuance of 29,449,513 shares of Common Stock with a market value of $473.8 million and 7,000,000 shares of Class B Common Stock with a value of $73.5 million.

     The real estate operations acquired in the PSMI Merger included (1) the ''Public Storage'' name, (2) general and limited partnership interests in 47 limited partnerships owning an aggregate of 286 mini-warehouses, (3) shares of common stock in 16 REITs owning an aggregate of 218 mini-warehouses and 14 business park properties, (4) seven wholly owned properties, (5) all-inclusive deeds of trust secured by ten mini-warehouses, (6) property management contracts, exclusive of facilities owned by the Company, for 563 mini-warehouses (522 of which collectively were owned by entities affiliated with PSMI) and, through ownership of a 95% economic interest in a subsidiary, 24 business park properties and (7) a 95% economic interest in another subsidiary that sells locks and boxes in mini-warehouses operated by the Company.

     The PSMI Merger was intended to result in the following benefits to the Company and its shareholders:

     - The Company became a fully-integrated, self-advised and self-managed commercial real estate company with management expertise in development, construction, acquisition, operation and leasing services.

     - The Company significantly increased its ownership of mini-warehouse facilities, providing it with increased geographical diversification and economies of scale in its operations.

     - The PSMI Merger increased the Company's capital base and, as a self-advised and self-managed REIT, should make the Company more attractive to institutional and other investors.

     - Soon after the consummation of the PSMI Merger, the Company's credit rating improved, reducing the Company's cost of capital and enhancing its ability to raise capital.

     - The Company acquired the "Public Storage" name and goodwill associated with that name in the United States.

     - The Company will be able to expand its property holdings without a proportionate increase in advisory and property management fees, which would have resulted had its current advisory contract and management agreements remained in effect.

     - Conflicts of interest between the Company and its executive officers and directors who were also affiliated with PSMI were reduced. The real estate operations acquired represent interests in properties that compete with the Company's properties.


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

COMPETITION
-----------
     Competition  in  the  market  areas  in  which  the  Company   operates  is
significant and affects the occupancy levels, rental rates and operating expenses of certain of the Company's facilities. The Company believes that its operating results have benefited from favorable industry trends and conditions.

     In seeking investments, the Company competes with a wide variety of institutions and other investors. An increase in the amount of funds available for real estate investments may increase competition for ownership of interests in facilities and may reduce yields. In addition, recent increases in plans for development of mini-warehouses is expected to further intensify competition among mini-warehouse operators in certain market areas.

     The Company believes that the significant operating and financial experience of its executive officers and directors, combined with the Company's capital structure, national investment scope, geographic diversity, economies of scale and the ''Public Storage'' name, should enable the Company to continue to compete effectively with other entities.

     In recent years consolidation has occurred in the fragmented mini-warehouse industry. In addition to the Company, there are three other national firms and numerous regional and local operators. The Company believes that it is well-positioned to capitalize on this consolidation trend due to its demonstrated access to capital and national presence.

GROWTH STRATEGIES
-----------------
     The  Company's   growth   strategies   focus  on  improving  the  operating
performance of its existing properties and on increasing its ownership of mini-warehouses through additional investments. Major elements of these strategies are as follows:

     INCREASE NET CASH FLOW OF EXISTING PROPERTIES. The Company seeks to increase the net cash flow generated by its existing properties by (i) increasing average occupancy rates and (ii) achieving higher levels of realized monthly rents per occupied square foot. Average occupancy at the Public Storage Same-Store mini-warehouses (a pool of mini-warehouse 951 facilities operated under the "Public Storage" name since December 31, 1992) has increased from 87.0% in 1993 to 90.1% in 1995. Similarly, realized monthly rents per occupied square foot have increased approximately 9.4% during this same period. These factors have resulted in growth in net operating income at the Public Storage Same-Store mini-warehouses of approximately 9.5% and 5.7% in 1994 and 1995, respectively, over the prior period.

     ACQUIRE PROPERTIES OPERATED AND PARTIALLY OWNED BY THE COMPANY. In addition to 267 wholly owned mini-warehouse facilities, the Company operates, on behalf of approximately 82 ownership entities, 747 mini-warehouses under the ''Public Storage'' name in which it has a partial equity interest. From time to time, some of these mini-warehouses or interests in them are available for purchase, providing the Company with a source of additional acquisition opportunities. The Company believes these properties include some of the better located, better constructed mini-warehouses in the industry. Because these properties are partially owned by the Company, it is provided with reliable operating information prior to acquisition and these properties are easily integrated into the Company's portfolio. From January 1, 1992 through December 31, 1995 (exclusive of properties acquired in the PSMI Merger), the Company acquired a total of 181 mini-warehouses which were operated under the ''Public Storage'' name (10.4 million square feet of space at an aggregate purchase price of $471.4 million).

     ACQUIRE PROPERTIES OWNED OR OPERATED BY OTHERS. The Company believes its presence in and knowledge of substantially all of the major markets in the United States enhances its ability to identify attractive acquisition opportunities and capitalize on the overall fragmentation in the mini-warehouse industry. The Company maintains local market information on rates, occupancy and competition in each of the markets in which it operates. Of the more than 20,000 mini-warehouses in the United States, the Company believes that the ten largest operators manage less than 15% of the total space. From January 1, 1992 through December 31, 1995, the Company acquired a total of 57 mini-warehouses (3.3 million square feet of space at an aggregate purchase price of $145.9 million) operated by other operators.

     DEVELOP PROPERTIES IN SELECTED MARKETS. During 1995, the Company commenced construction of three mini-warehouse facilities, two located in Atlanta, Georgia and one located in Denver, Colorado. One of the Atlanta properties was completed in 1995 and the other Atlanta property was completed in March 1996. In addition to the Denver property, the Company is currently developing another property located in Atlanta. The Company's Board of Directors has approved the
development  of  11  additional   mini-warehouses  with  7,195  estimated  units
containing 652,000 square feet of space at an estimated cost (including land costs) of $49,000,000. The Company is also expanding two properties in Los Angeles, California to include commercial space at an aggregate cost (including land costs) of $4,600,000. Development of these properties is subject to contingencies. All are scheduled to open at various dates between March 1996 and early 1997. The Company is evaluating the feasibility of developing additional mini-warehouses in selected markets in which there are few, if any, facilities to acquire at attractive prices and where the scarcity of other undeveloped parcels of land or other impediments to development make it difficult to construct additional competing facilities.

     ACCESS TO ACQUISITION CAPITAL. The Company believes that its strong financial position enables it to access capital for growth. The Company's long-term debt, as a percentage of shareholders' equity, has decreased from 60% at December 31, 1990 to 9.8% at December 31, 1995, thereby significantly reducing refinancing risks. The Company has created leverage in its capital structure for the benefit of its common shareholders through the use of preferred stock. Since 1993, the Company has publicly issued approximately $606.4 million of preferred stock, (including $163.2 million issued in January
1996). The Company targets a 40% leverage ratio. The Company currently has a $125.0 unsecured million credit facility with a bank group led by Wells Fargo Bank, which the Company uses as a temporary source of acquisition financing. The Company seeks to ultimately finance all acquisitions with permanent sources of capital and eliminate refinancing and interest rate risk. From January 1, 1993 through December 31, 1995, the Company has issued approximately $388.1 million of perpetual preferred and $190.2 million of common equity in public offerings to finance such acquisitions. See ''Borrowings'' and ''Limitations on Debt.''

     CONSERVATIVE DISTRIBUTION POLICY. The Company seeks to retain significant funds (after funding its distributions and capital improvements) for additional investments and debt reduction. During the year ended December 31, 1995, the Company distributed 52.2% of its funds from operations and ("FFO") allocable to Common Stock and retained $26.5 million. On a pro-forma basis, giving effect to the PSMI Merger, as if it occurred at January 1, 1995, the Company would have retained approximately $65 million in 1995. See ''Management's Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources.''

OPERATING STRATEGIES
--------------------
     The Company operates its mini-warehouses under the ''Public Storage'' name, the most recognized name in the mini-warehouse industry. The major elements of the Company's operating strategies are as follows:

     CAPITALIZE ON PUBLIC STORAGE NAME RECOGNITION. The Company, together with its predecessor, has more than 20 years of operating experience in the mini-warehouse business, and is the largest operator of mini-warehouses in the United States. As of December 31, 1995, the Company operated 1,075 mini-warehouses aggregating approximately 63.0 million square feet of space located in 37 states. In the past eight years, in excess of $56 million has been expended promoting the ''Public Storage'' name. The Company believes that its marketing and advertising programs improve its competitive position in the market. The Company believes that it is the only mini-warehouse operator regularly using television advertising in several major markets around the country, and its in-house Yellow Pages staff designs and places advertisements in approximately 700 directories. In addition, the Company offers a toll-free referral system, 800-44-STORE, which services approximately 100,000 calls per year from potential customers inquiring as to the nearest Public Storage mini-warehouse.

     MAINTAIN HIGH OCCUPANCY LEVELS AND INCREASE REALIZED RENTS. Subject to market conditions, the Company generally seeks to achieve average occupancy levels in excess of 90% and to eliminate promotions prior to increasing rental rates. Average occupancy for the Public Storage Same-Store mini-warehouses increased from 87.0% in 1993 to 90.1% in 1995. Realized monthly rents per square foot increased from $0.64 in 1993 to $0.70 in 1995. The Company has increased rental rates in many markets where it has achieved high occupancy levels and eliminated or minimized promotions.

     CONCENTRATE PROPERTIES IN MAJOR MARKETS. The Company is focused on owning and acquiring mini-warehouses located principally in the 54 largest metropolitan areas (those with populations in excess of 1,000,000) throughout the country. The Company believes that the events resulting in the rental of mini-warehouse space occur with greater frequency in the larger metropolitan areas than in less populous areas. By concentrating its facilities within these markets, the Company can also achieve economies of scale with respect to property operations and advertising.

     FOCUS ON HIGH QUALITY PROPERTIES IN PRIME LOCATIONS. The Company seeks to own high quality properties located on prime land with high traffic counts, high visibility and a dense population within a three to five mile radius. The Company believes that facilities located on prime land are less susceptible to the threat of competition via new development and, as a result, have more stable cash flows. The Company is also committed to investing the capital necessary to maintain the high quality of its facilities and to upgrade them when warranted by market conditions.

     SYSTEMS AND CONTROLS. The Company has an organizational structure and a property management system, ''CHAMP'' (Computerized Help and Management Program), which links its corporate office with each mini-warehouse. This enables the Company to obtain daily information from each mini-warehouse and to achieve efficiencies in operations and maintain control over space inventory, rental rates, promotional discounts and delinquencies. Expense management is achieved through centralized payroll and accounts payable systems and a comprehensive property tax appeals department, and the Company has an extensive internal audit program designed to ensure proper handling of cash collections.

     PROFESSIONAL PROPERTY OPERATION. In addition to approximately 120 support personnel at the Company's corporate offices, there are approximately 2,700 on-site personnel who manage the day-to-day operations of the mini-warehouses operated by the Company. These on-site personnel are supervised by 107 district managers, 14 regional managers and three divisional managers (with an average of 12 years experience in the mini-warehouse industry) who report to the head of mini-warehouse property operations (who has 11 years of experience with the Company). The Company carefully selects and extensively trains the operational and support personnel and offers them a progressive career path. On-site personnel are furnished with detailed operating procedures.

INVESTMENTS IN REAL ESTATE FACILITIES
-------------------------------------
     The Company has invested directly and indirectly in mini-warehouses, and to a much smaller extent in existing business parks containing commercial and industrial rental space, principally through (i) the acquisition of wholly-owned properties, (ii) the acquisition of limited and general partnership interests in real estate partnerships owning mini-warehouses and/or business parks, and (iii) the acquisition of common stock of other REITs owning mini-warehouses and/or business parks. The following table outlines the Company's ownership interest in mini-warehouse ("Mini") and business park ("BP") facilities:

                                                      At December 31, 1995
                             ---------------------------------------------------------------------
                                                                          Net Rentable Square Feet
                             Number of Real Estate Facilities                   (in thousands)
                             --------------------------------             ------------------------
                                Mini                  BP                   Mini             BP
                             ---------            ---------             ---------       ---------
Consolidated facilities:
  Wholly-owned                  267                    6                  15,970             462
  Joint Venture and other       253                   14                  14,808           1,542
                                ---                   --                  ------           -----
                                520                   20                  30,778           2,004
                                ---                   --                  ------           -----

Unconsolidated facilities:
  Institutional partnerships    182                    -                  10,815               -
  Foreign partnerships           45                    -                   2,607               -
  Other partnerships             51                    -                   2,730               -
  REITs                         218                   14                  13,789           1,078
                                ---                   --                  ------           -----
                                496                   14                  29,941           1,078
                                ---                   --                  ------           -----
     Totals                   1,016                   34                  60,719           3,082
                              =====                   ==                  ======           =====

     WHOLLY-OWNED FACILITIES: As of December 31, 1995, the Company had a total of 273 wholly-owned real estate facilities compared to 147 wholly-owned facilities at December 31, 1994. The increase in the number of wholly-owned facilities was due to the mergers of two affiliated REITs (68 facilities), acquisition of other affiliated properties (39 facilities), acquisition of facilities from third parties (18 facilities) and the construction of one facility during 1995.

     On February 28, 1995 and June 30, 1995, the Company completed separate merger transactions with Public Storage Properties VI, Inc. ("Properties 6") and Public Storage Properties VII, Inc. ("Properties 7"), respectively, whereby the Company acquired all the outstanding stock of Properties 6 and Properties 7 in exchange for cash and common stock of the Company. Properties 6 and Properties 7 were real estate investment trusts and affiliates of the Adviser.

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

     JOINT VENTURE AND OTHER FACILITIES: From 1983 through 1987, the Company and a series of eight public limited partnerships (the "PSP Partnerships") jointly invested in an aggregate of 211 real estate facilities through general partnerships (the "Joint Ventures"). The Company's joint venture interests ranges from 10% to 70%, but is generally 50% or less. In addition, the PSP Partnerships have a total of 29 real estate facilities which are wholly-owned by the partnerships. The Company has an indirect interest in these facilities through its ownership of both limited and general partnership interests in each of the PSP Partnerships.

     The Company, through its direct ownership interests in the Joint Ventures combined with its limited and general partnership interests owns a significant economic interest in each of the PSP Partnerships. In addition, the Company is able to exercise significant control over the PSP Partnerships through its (i) position as a co-general partner, (ii) ownership of significant limited partnership interests and (iii) ability to compel the sale of the properties held in the joint ventures after seven years after the property was acquired. Accordingly, the Company consolidates the assets, liabilities, and results of operations of these eight partnerships in the Company's financial statements.

     The Company also has significant ownership interests in and control both as limited partner and general partner of twelve other limited partnerships which own in aggregate 27 mini-warehouse facilities. The accounts of these twelve limited partnerships are also included in the Company's consolidated financial statements.

UNCONSOLIDATED REAL ESTATE ENTITIES
-----------------------------------
     The  Company  has  made a  significant  investment  in  mini-warehouse  and business park facilities which are owned by unconsolidated entities including affiliated partnerships in which the Company owns a limited and/or general partnership interests in or affiliated REITs in which the Company owns common stock. The Company reflects those investments on the equity method of accounting.

     As of December 31, 1995, the Company is a general partner of 23 institutional partnerships that own 182 properties, 18 partnerships with foreign investors that own 45 properties and six other partnerships that own 51 properties. The Company also owns limited partnership interests in six of these partnerships, representing from 1% to 36% of the limited partnership interests in these partnerships. As of December 31, 1995, B. Wayne Hughes, the Company's Chairman and Chief Executive Officer ("Hughes"), is a general partner in 45 of these 47 partnerships and also owns limited partnership interests in four of them, representing from 11% to 30% of the limited partnership interests in these partnerships There is a third general partner unaffiliated with PSI or Hughes in 17 of the 18 partnerships with foreign investors.

     The  principal   characteristics  of  these  47  partnerships  include  the following:

     - Low overall leverage. 41 of these partnerships that own 235 properties are debt-free. Five of the remaining six partnerships financed their properties to make special distributions to their partners.

     -    Geographic   diversification.   The  facilities   are   geographically
          diversified, being located in over 30 different states.

     - New construction. All of the facilities were built by the Company, with over two-thirds of them constructed in 1988 or later.

     INSTITUTIONAL PARTNERSHIPS. Under the partnership agreements for the institutional partnerships, the general partners are generally entitled to 8% of "cash flow from operations" (as defined in the partnership agreements) until distributions to the limited partners from all sources equal 100% of their investment ("cross-over"); after cross-over, the general partners are entitled to 25% of cash flow from operations and of sale and financing proceeds. The partnership agreements define cash flow from operations as cash funds provided from operations of the partnerships, without deduction for depreciation, but after deducting cash funds used to pay or establish a reserve for all other expenses, debt payments, capital improvements and replacements. The general partners are also entitled to 1% of the limited partnership interest in respect of their capital investment.

     PARTNERSHIPS WITH FOREIGN INVESTORS. Under the partnership agreements for the partnerships with foreign investors, the general partners are generally entitled to 8% of "cash flow from operations" until distributions to the limited partners equal 105% to 115% of their investment ("cross-over"); after cross-over, the general partners are entitled to 28% of cash flow from operations (including 3% to a third general partner unaffiliated with the Company). Limited partners generally receive all of the sale and financing proceeds until such proceeds from a property equal 105% to 115% of the investment in the property; the general partners are entitled to receive the next sale or financing proceeds from that property up to an amount equal to 40% of the sale or financing proceeds previously distributed to limited partners from that property; and any additional sale or financing proceeds generated by the same property are distributed 72% to the limited partners and 28% to the general partners (including 3% to the third general partner). The general partners are also entitled to 1% of the limited partnership interest in respect of their capital investment.

     OTHER PARTNERSHIPS. The sharing arrangements between the general and limited partners in five of the six other partnerships are the same as in the institutional partnerships. In the sixth partnership (PS Carolinas Balanced
Fund), the general partners are entitled to a partnership management fee of 8% of cash flow from operations until payments to investors (consisting of both limited partners and noteholders) equal 100% of their collective investment ("cross-over"); after cross-over, the general partners are entitled to a partnership management fee of 8% of sale proceeds. After principal and accrued interest has been paid to the noteholders, the general partners are entitled to an additional 17% of cash flow from operations and sales proceeds.

     REIT INVESTMENTS: The Company and Hughes own shares of common stock in 16 REITs that own 232 properties, 15 of which were organized by the Company in 1990-91 to succeed to the business of Public Storage-sponsored limited partnerships.

     Like the partnerships described above, the principal characteristics of these 16 REITs include the following:

     - Low overall leverage. At December 31, 1995, these REITs had total assets of $567.4 million compared with $18.2 million of working capital loans.

     -    Geographic   diversification.   The  facilities   are   geographically
          diversified, being located in over 30 different states.

     - New construction. Approximately 75% of the facilities were built by the Company and have an average age of nine years.

     The capital structure of 12 of the 16 REITs (Public Storage Properties IX - XX and PS Business Parks, Inc.) consists of series A, B and C shares. The series A shares are generally analogous to the limited partnership interest, and the series B and C shares are analogous to the general partnership interest, in the predecessor partnerships.

     The series B shares (representing 8% of the original outstanding shares) of each of these 12 REITs do not participate in distributions of sale or financing proceeds, but participate in distributions of cash flow from operations on the same basis as the series A shares. The series C shares do not participate in any distributions. The series B and C shares (representing together 25% of the original outstanding shares) of a REIT convert automatically into series A shares on a share-for-share basis when (A) the sum of (1) all cumulative distributions from all sources paid with respect to the series A shares (including liquidating distributions) and (2) the cumulative distributions from all sources to limited partners of such REIT's predecessor partnership equals
(B) the product of $20 (the pro rata original investment in the REITs) multiplied by the number of then-outstanding series A shares in such REIT.

     The capital structure of three of these REITs (Partners Preferred Yield, Inc., Partners Preferred Yield II, Inc. and Partners Preferred Yield III, Inc.) consists of series A, B, C and D shares. The series A shares are generally analogous to the limited partnership interest, and the series B, C and D shares are analogous to the general partnership interest, in the predecessor partnerships.

     The series A shares of each of these three REITs are entitled to all distributions of cash flow from operations and sale or financing proceeds until "Participation," which occurs when "Investor Distributions" (as defined below) equal "Remaining Investors' Capital" (as defined below) minus 50% of the limited partners' investment in such REIT. After Participation, the series A shares participate ratably with the series B shares (representing 10% of the original series A and B shares) in distributions of cash flow from operations, and the series A shares continue to be entitled to all distributions of sale or financing proceeds. The series B and C shares (representing together 25% of the original series A, B and C shares) convert automatically into series A shares on a share-for-share basis upon "Conversion," which occurs when Investor Distributions equal Remaining Investors' Capital. In addition, upon Conversion, the series D shares (representing 3% of the original outstanding shares) begin to participate in distributions of sale or financing proceeds. "Investor Distributions" means the sum of (1) all cumulative distributions from all sources paid with respect to the series A shares distributed to the limited partners (including liquidating distributions) and (2) the cumulative distributions from all sources from such REIT's predecessor partnership with respect to its limited partners' investment. "Remaining Investors' Capital" means the product of (1) $20 (the pro rata investment in the REITs) multiplied by (2) the number of the then-outstanding series A shares issued to the limited partners in such REIT's predecessor partnership.

     The series A shares of each of the 16 REITs are traded on the American Stock Exchange ("AMEX").

OPTION TO ACQUIRE HUGHES' INTEREST IN PARTNERSHIPS AND REITS
------------------------------------------------------------
     In connection with the PSMI Merger, Hughes granted to the Company an option to acquire the general and limited partner interests and common stock owned by him in the partnerships and REITs described above. The option expires on November 16, 1998, and is exercisable for all (but not part) of the interests subject to the option. The exercise price of the option is $65 million (subject to adjustment under certain circumstances) and is payable in shares of the Company's Common Stock valued at the higher of (i) $16.00 per share or (ii) a stock price necessary to cause the acquisition to be non-dilutive based on the Company's funds from operations per share of Common Stock (calculated in accordance with the agreement evidencing the option) for the four consecutive quarters preceding the exercise of the option. Hughes has agreed not to
                                       9
dispose of any interests subject to the option during the term of the option without the Company's consent. The Company holds an irrevocable proxy to vote the securities subject to the option.

PROHIBITED INVESTMENTS AND ACTIVITIES
-------------------------------------
     The Company's Bylaws prohibit the Company from purchasing properties in which the Company's officers or directors have an interest, or from selling properties to such persons, unless the transactions are approved by a majority of the independent directors and are fair to the Company based on an independent appraisal. This Bylaw provision may be changed only upon a vote of the holders of a majority of the shares of (i) Common Stock and Convertible Preferred Stock, voting together and (ii) each of the series of Senior Preferred Stock. See ''Limitations on Debt'' for other restrictions in the Bylaws.


PROPERTY MANAGEMENT OPERATIONS
------------------------------
     OPERATING STRATEGY: The Company's general strategy is to increase rental revenues and net operating income of the self-storage facilities it operates through monitoring of rental rates, occupancy levels and expense control. The Company will generally consider an increase in rental rates when occupancy levels reach sustainable levels, usually 90% or greater. The Company intends to utilize mass-marketing tools (i.e., TV, radio, etc.) as necessary to increase market share in specific regions.

     The  Company  operates  and  manages,  pursuant to  management  agreements,
mini-warehouse   facilities  and,  through  a  95%  subsidiary,   business  park
facilities. At December 31, 1995 the Company operated and managed 1,075 mini-warehouse facilities and 50 business park facilities constituting all the United States mini-warehouse facilities and business parks facilities doing business under the "Public Storage" name and all those in which the Company has an interest. The property management agreements for mini-warehouse and business park facilities generally provide for compensation equal to 6% and 5% , respectively, of the gross revenues of the facilities managed.

     Under the supervision of the owners, the Company coordinates rental policies, rent collections, marketing activities, the purchase of equipment and supplies, maintenance activity, and the selection and engagement of vendors, suppliers and independent contractors. The Company assists and advises the property owners in establishing policies for the hire, discharge and supervision of employees for the operation of their facilities, including resident managers, assistant managers and billing and maintenance personnel.

     Generally, mini-warehouse spaces are rented for one to twelve months. Payments are generally made on a month-to-month basis or can be prepaid. Payments for mini-warehouse spaces are payable either cash, check. The Company typically does not mail bills to customers.

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

     Centralized systems and procedures have been implemented to manage cash and track delinquent rents. Rents are due and payable at the first of the month. A customer is notified of delinquency if the Company has not received the rental payment by the tenth of the month. Upon notification of delinquency, in most states the owners have the right to place a lien on the contents of the storage unit and to perfect that lien outside the court system (timing depends upon individual state statutes); in most states the owners may, at their option, conduct a blind public auction if the delinquency is not resolved within 90 to 120 days. Proceeds recovered from the auction are applied first to state sales taxes and then to delinquent rent. Any remainder is then forwarded to the customer. Delinquencies are not significant in relation to total revenues, with those over 90 days being generally less than 0.1% of rents.

     In the purchasing of services such as advertising (including broadcast media advertising) and insurance, the Company attempts to achieve economies by combining the resources of the various properties it operates. See "- Insurance".

     Mini-warehouses  generally  experience  minor seasonal  fluctuations in the occupancy with occupancies higher in the summer months than in the winter months. The Company believes that these fluctuations result in part from increased moving activity during the summer.
                                       10

     As with most other types of real estate, the conversion of mini-warehouses to alternative uses in connection with a sale or otherwise may require substantial capital expenditures. However, the Company does not intend to convert its mini-warehouses to other uses and believes that self-storage may be the highest and best use for the properties.

     OPERATION INFORMATION SYSTEMS: The Company has a nationwide automated property operation system - Computerized Help and Management Program ("CHAMP"). The Company believes that (i) the program maintains and enhances its position as the leader in the competitive self-storage industry, (ii) in general, this automation program is designed to provide properties operated by the Company with more efficient property operation, and (iii) some of the potential benefits of this system include:

     - Rental unit control which allows the managers to know what units are available for rent.

     -    Improved cash flow through increased  delinquency  control.  Automated
          delinquent   tenant   processing,   i.e.,   delinquent   notices   are
          automatically sent out.

     - Increased collection of late fees. Late fees are charged automatically when due.

     - Improved cash management control by monitoring daily collections and concentrating funds for investment to increase earnings on cash balances.

     -    Heightened professional image at the property's office.

     - Increased and more flexible marketing capabilities. The system is designed to enable management to respond promptly to changes in specific market conditions.

     - Improved operations due to the ability of the office headquarters to retrieve activity information nightly for analysis.

     - Increased control of property operations enabling the Company to react to a changing and competitive environment and to evaluate the impact of pricing changes, marketing programs, and operation and policy changes at the properties as required.

     MARKETING: The goal of the Company's marketing program is to increase awareness, improve name recognition and increase occupancy levels. Costs associated with advertising and promotional rental discounts may reduce revenues initially. However, the Company seeks to increase demand and/or rental rates over time to offset the initial costs and to increase revenue and cash flow in the long term. These expenses are allocated to individual properties in the targeted market area based on scheduled rents and rental activity.

     The Company places considerable emphasis on both market-wide advertising and local marketing. This strategy is designed to meet the needs of specific facilities and broaden market awareness.

     The Company uses a variety of media in its marketing program, including television and radio advertising, Yellow Pages, newspapers, direct mail and promotional incentives.

     Of these various forms, the most significant in terms of its potential impact on consumers and their awareness is television and radio advertising. The Company believes it is the only industry operator capable of using television advertising in markets throughout the country. The Company believes that the costs associated with television advertising are a significant barrier to entry. The Company is able to distribute the cost of advertising among multiple facilities.

     The Company has a dedicated in-house Yellow Pages agency, whose primary responsibility is to utilize Yellow Pages advertising in over 700 directories in 80 markets. According to consumer research, PSMI estimates that approximately one-third of its renter base finds its facilities through the Yellow Pages.

     The Company has also established a toll-free referral system (800-44-STORE) which in 1995 serviced in excess of 100,000 inquiries.

     The Company's newspaper, direct mail and on-site advertising efforts are used primarily to disseminate promotional ads and incentives. They are distributed in specific neighborhoods and are used to market specific facilities.

BORROWINGS
-----------
     The Company has an unsecured $125.0 million credit facility with a group of commercial banks which expires on April 30, 1998. The facility bears interest at rates ranging from LIBOR plus .75% to LIBOR plus 1.5%, depending upon interest coverage ratios. Under covenants of the Credit Agreement, the Company is (i) required to maintain minimum net worth (as defined), (ii) required to maintain a ratio of total debt to net worth (as defined) not greater than .30 to 1.0, (iii) required to maintain certain cash flow and interest coverage ratios (as defined) of not less than 1.0 to 1.0 and 5.0 to 1.0, respectively, and (iv) limited in its ability to incur additional borrowings and acquire or sell assets. The Company was in compliance with the covenants of the Credit Agreement at December 31, 1995. There were no borrowings outstanding under the credit facility at December 31, 1995.

     As of December 31, 1995, the Company had outstanding borrowings of approximately $158.1 million of which approximately $36.4 million was repaid early in January 1996. The following table summarizes the Company's borrowings at December 31, 1995, as adjusted to give effect to the repayments made in January 1996:

                                          Balance at December
                                               31, 1995
                                             (as adjusted)
                                          --------------------
                                             (in thousands)

        Unsecured debt:
             7.08% Senior notes........         $65,500

        Mortgage debt:
             10.55% Fixed rate.........          33,699
             Other Fixed rate..........          21,638
             Variable rate.............             821
                                               --------

                Total..................        $121,658
                                               ========


     The unsecured senior notes are owed to a group of insurance companies. The financing bears interest at 7.08% per year, provides for semi-annual installments of principal and interest and matures on November 22, 2003. This debt has been rated "A-" by Duff & Phelps.

     The 10.55% fixed rate borrowings of $33.7 million is due to an insurance company, provides for monthly payments of principal and interest and matures on August 1, 2004.

     The variable rate mortgage note provides for the payment of monthly interest at a rate equal to the one year LIBOR rate plus 2.0% (7.64% at December 31, 1995) adjusted monthly. Principal and interest payments are payable monthly with final maturity in January 1997.

     Subject to a limitation on unsecured borrowings in the Company's Bylaws (described below), the Company has broad powers to borrow in furtherance of the Company's objectives. The Company has incurred in the past, and may incur in the future, both short-term and long-term indebtedness to increase its funds available for investment in real estate, capital expenditures and distributions.

LIMITATIONS ON DEBT
--------------------
     The Bylaws provide that the Board of Directors shall not authorize or permit the incurrence of any obligation by the Company which would cause the Company's ''Asset Coverage'' of its unsecured indebtedness to become less than 300%. Asset Coverage is defined in the Bylaws as the ratio (expressed as a percentage) by which the value of the total assets (as defined in the Bylaws) of the Company less the Company's liabilities (except liabilities for unsecured borrowings) bears to the aggregate amount of all unsecured borrowings of the Company. This Bylaw provision may be changed only upon a vote of the holders of a majority of the shares of (i) Common Stock and Convertible Preferred Stock voting together and (ii) each of the series of Senior Preferred Stock.

     The Company's Bylaws prohibit the Company from issuing debt securities in a public offering unless the Company's ''cash flow'' (which for this purpose means net income, exclusive of extraordinary items, plus depreciation) for the most recent 12 months for which financial statements are available, adjusted to give effect to the anticipated use of the proceeds from the proposed sale of debt securities, would be sufficient to pay the interest on such securities. This Bylaw provision may be changed only upon a vote of the holders of a majority of the shares of (i) Common Stock and Convertible Preferred Stock voting together and (ii) each of the series of Senior Preferred Stock.

     Without the consent of the holders of a majority of each of the series of Senior Preferred Stock, the Company will not take any action that would result in a ratio of ''Debt'' to ''Assets'' (the ''Debt Ratio'') in excess of 50%. As of December 31,

1995, the Debt Ratio was approximately 8.2%. ''Debt'' means the liabilities (other than ''accrued and other liabilities'' and ''minority interest'') that should, in accordance with generally accepted accounting principles, be reflected on the Company's consolidated balance sheet at the time of determination. ''Assets'' means the Company's total assets that should, in accordance with generally accepted accounting principles, be reflected on the Company's consolidated balance sheet at the time of determination.

     The Company's bank and senior unsecured debt agreements contain various financial covenants, including limitations on the level of indebtedness of 30% of total capitalization, as defined, and the prohibition of the payment of dividends upon the occurrence of an event of default, as defined.

OTHER BUSINESS ACTIVITIES
-------------------------
     A corporation owned by Hughes and members of his family (the "Hughes Family") reinsures policies against losses to goods stored by tenants in the Company's mini-warehouses. The Company believes that the availability of insurance reduces the potential liability of the Company to tenants for losses to their goods from theft or destruction. The corporation receives the premiums and bears the risks associated with the insurance.

     The Company, through a 95% owned subsidiary, sells locks and boxes to tenants to be used in securing their spaces and moving their goods and believes that the availability of locks and boxes for sale promotes the rental of spaces.

EMPLOYEES
----------
     There are approximately 3,000 persons who render services on behalf of the Company, primarily personnel engaged in property operation, substantially all of whom are employed by a clearing company that provides certain administrative and cost-sharing services to the Company and other owners of properties operated by the Company.

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

     In addition to certain asset tests, the Company must meet several annual gross income tests to retain its REIT qualification. Under the 95% gross income test, the Company must derive at least 95% of its total gross income from specified classes of income related to real property, dividends, interest or gains from the sale or other distribution of stock or other securities that do not constitute "dealer property." If the Company fails to meet the 95% test during any taxable year, its REIT status would terminate for that year and future years unless it qualifies for the "good cause" exception. Generally, if the Company fails the 95% test but still retains its qualification as a REIT under the "good cause" exception, it would be subject to a 100% excise tax on the amount of the excess nonqualifying income multiplied by a fraction, the numerator of which would be the Company's taxable income (computed without its distribution deduction) and the denominator of which would be the Company's gross income from all sources. This excise tax would have the general effect of causing the Company to pay all net profits generated from this excess nonqualifying income to the Internal Revenue Service.

     Subsequent to the PSMI Merger, the Company assumed and is performing property management activities for the various partnerships and REITs in which the Company has an interest. The Company receives property management fees from such partnerships, REITs and other owners in exchange for the performance of such management activities. The gross income received by the Company from these property management activities with respect to the facilities owned by third party entities and REITs in which the Company has an ownership interest will be treated as income not qualifying under the 95% test. A portion of the gross income (representing a pro rata amount allocated to partnership interests not owed by the Company) received by the Company from property management activities with respect to the facilities owned by partnerships in which the Company has an ownership interest will also be treated as income not qualifying under the 95% test.

     At the time of the PSMI Merger, if there were no change in current revenues of the Company and PSMI and the Company took no action to reduce its nonqualifying income, the Company estimated it would not satisfy the 95% gross income test for 1996. However, the percentage of nonqualifying income may be reduced in a variety of ways: (i) through the prepayment of management fees,
(ii) through increase in overall gross income that result from increases in qualifying rents that will reduce the percentage of nonqualifying income (i.e. the acquisition of additional real estate investments which generate qualifying rents), and (iii) through the acquisition of properties currently managed by the Company, thereby the management fees received by the Company would cease to be nonqualifying income.

     In order to reduce the amount of nonqualifying income the Company would earn in 1996, certain entities prepaid during 1995 to the Company a portion of the management fees that the Company otherwise would have received in 1996 discounted for early payment. The amount prepaid during 1995 was approximately $4.5 million. In addition, subsequent to the PSMI Merger, the Company publicly issued preferred stock raising net offering proceeds of approximately $330.1 million. The net proceeds have been used to repay debt and acquire additional real estate investments including interests in properties managed by the Company. The Company believes that the prepayment of management fees combined with the acquisition of additional real estate investments, it will be able to meet the 95% test for 1996 and subsequent years.

INSURANCE
---------
     The Company believes that its properties are adequately insured. Facilities operated by the Company have historically carried comprehensive insurance, including fire, earthquake, liability and extended coverage from nationally recognized carriers.


PROPOSED MERGERS
----------------
     On March 19, 1996, the shareholders of each of Public Storage Properties IX, Inc. ("Properties 9") and PS Business Parks, Inc. ("PSBP") approved the mergers of the respective corporations into the Company and it is expected that the mergers will be completed during March 1996. In the mergers, it is estimated that the Company will issue an aggregate of 1.5 million shares of Common Stock and pay an additional $11.5 million in cash (the shares of common stock of Properties 9 and PSBP that are owned by the Company will be canceled in the merger). Properties 9 owns and operates 15 properties: 14 mini-warehouses (881,000 square feet) and one business park (72,000 square feet). PSBP owns and operates a single business park (173,000 square feet).

     In March 1996 the Company and Storage Properties, Inc. ("SPI"), a publicly traded equity real estate investment trust agreed, subject to certain conditions, to merge. Upon the merger, each outstanding share of SPI common stock would be converted, at the election of the shareholders of SPI, into either shares of the Company's common stock with a market value of $7.31 or, with respect to up to 20% of the SPI common stock, $7.31 in cash. SPI has 3,348,167 outstanding shares of common stock and an estimated value of $24.5 million. The merger agreement is conditioned on, among other requirements, receipt of satisfactory fairness opinions by SPI and approval by the shareholders of SPI. The Company has an advisory agreement and a property management agreement with SPI. SPI owns seven mini-warehouses (371,465 square feet).

ITEM 2.  PROPERTIES
         ----------
     At December 31, 1995, the Company had direct ownership interests or partnership interests in 1,050 properties located in 37 states:

                                             At December 31, 1995
                           -----------------------------------------------------
                                                       Net Rentable Square Feet
                           Number of Facilities               (in thousands)
                           --------------------        ------------------------

                              Mini       BP                Mini             BP
                              ----      ---                ----            ---
California:
     Northern                 129         4               7,211            291
     Southern                 146        16               9,419          1,434
Texas                         109         5               7,092            670
Florida                        81         -               4,491              -
Illinois                       62         -               3,899              -
Colorado                       36         -               2,275              -
Washington                     36         1               2,228             28
Georgia                        33         -               1,727              -
New Jersey                     32         -               1,846              -
Maryland                       31         -               1,772              -
Virginia                       28         3               1,921            213
New York                       27         -               1,584              -
Ohio                           27         -               1,651              -
Oregon                         25         1               1,232             40
Nevada                         22         -               1,410              -
Pennsylvania                   18         -               1,227              -
Other states (22 states)      174         4               9,734            406
     Totals                 1,016        34              60,719          3,082

     The Company's facilities are generally operated to maximize cash flow through the regular review and, when warranted by market conditions, adjustment of scheduled rents. For the year ended December 31, 1995, the weighted average occupancy level and the weighted average monthly realized rent per rentable square foot for the Company's mini-warehouse facilities were approximately 89.8% and $0.71, respectively, and for the business park facilities approximately 95.0% and $0.74, respectively.

     None of the Company's current investments involves 1% or more of the Company's total assets, gross revenues or net income.

     MINI-WAREHOUSE:. Mini-warehouses, which comprise the vast majority of the Company's investments (approximately 91% based on rental income), are designed to offer accessible storage space for personal and business use at a relatively low cost. A user rents a fully enclosed space which is for the user's exclusive use and to which only the user has access on an unrestricted basis during business hours. On-site operation is the responsibility of resident managers who are supervised by area managers. Some mini-warehouses also include rentable uncovered parking areas for vehicle storage. Leases for mini-warehouse space may be on a long-term or short-term basis, although typically spaces are rented on a month-to-month basis. Rental rates vary according to the location of the property and the size of the storage space. The Company's mini-warehouses are all operated under the "Public Storage" name.

     Users of space in mini-warehouses include both individuals and large and small businesses. Individuals usually employ this space for storage of, among other things, furniture, household appliances, personal belongings, motor vehicles, boats, campers, motorcycles and other household goods. Businesses normally employ this space for storage of excess inventory, business records, seasonal goods, equipment and fixtures.

     Mini-warehouses in which the Company has invested generally consist of three to seven buildings containing an aggregate of between 350 to 750 storage spaces, most of which have between 25 and 400 square feet and an interior height of approximately 8 to 12 feet.

     The Company experiences minor seasonal fluctuations in the occupancy levels of mini-warehouses with occupancies generally higher in the summer months than in the winter months. The Company believes that these fluctuations result in part from increased moving activity during the summer.

     The Company's mini-warehouses are geographically diversified located primarily in or near major metropolitan markets in 37 states. Generally the Company's mini-warehouses are located in heavily populated areas and close to concentrations of apartment complexes, single family residences and commercial developments. However, there may be circumstances in which it may be appropriate to own a property in a less populated area, for example, in an area that is highly visible from a major thoroughfare and close to, although not in, a heavily populated area. Moreover, in certain population centers, land costs and zoning restrictions may create a demand for space in nearby less populated areas.

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

     During the year ended December 31, 1995, the Public Storage Same-store mini-warehouses had an average occupancy of 90% compared with an average break-even occupancy level (before depreciation expense and debt service) of only 28% resulting in an operating margin (net operating income before depreciation and amortization expense divided by rental income) of 71%. The Company's tenant base, which is comprised of more than 500,000 individuals and businesses, has an average occupancy term of 12 months, and no one mini-warehouse accounts for more than 1% of revenues.

     COMMERCIAL PROPERTIES: Subject to the prohibitions on investments and activities described below, the Company may invest in all types of real estate. Most of the Company's non-mini-warehouse investments are interests in business parks and low-rise office buildings. A business park may include both industrial and office space. Industrial space may be used for, among other things, light manufacturing and assembly, storage and warehousing, distribution and research and development activities. The Company believes that most of the office space is occupied by tenants who are also renting industrial space. The remaining office space is used for general office purposes. A business park may also include facilities for commercial uses such as banks, travel agencies, restaurants, office supply shops, professionals or other tenants providing services to the public. The amount of retail space in a business park is not expected to be significant.

     The Company's business parks typically consist of one to ten buildings located on three to twelve acres and contain from approximately 55,000 to 175,000 square feet of rentable space. A business park property is typically divided into units ranging in size from 600 to 5,000 square feet. However, the Company may acquire business parks that do not have these characteristics. The larger facilities have on-site management. Parking is open or covered, and the ratio of spaces to rentable square feet ranges from one to four per thousand square feet, depending upon the use of the property and its location. Office space generally requires a greater parking ratio than most industrial uses.

     ENVIRONMENTAL MATTERS: The Company's current practice is to conduct environmental investigations in connection with property acquisitions. As a result of recent environmental investigations of its properties, the Company has recorded an amount which, in management's best estimate, will be sufficient to satisfy anticipated costs of known investigation and remediation requirements. At December 31, 1995, the Company accrued $2,741,000 for estimated environmental remediation costs. In addition, during 1995, entities in which the Company accounts for on the equity method also accrued amounts for estimated environment remediation costs of which the Company's share is approximately $510,000.

ITEM 3.  LEGAL PROCEEDINGS
         -----------------
     There are no material legal proceedings pending against the Company.

     A purported stockholder class and derivative action complaint was commenced on November 2, 1995 in regard to the PSMI Merger against all of the directors of the Company (Crandon Capital Partners v. Hughes, et al., Case No. BC138405) in the Superior Court of the State of California for the County of Los Angeles (the "Crandon Complaint").

     The Crandon Complaint seeks certification of the action as a class action on behalf of plaintiff and all others similarly situated; an accounting by defendants for all alleged damages; declaratory relief, including a declaration that defendants have breached their fiduciary duties to the Company and its shareholders; compensatory damages in an unspecified amount; an award of costs and attorneys' fees; and such other relief as may be just and proper.

     The Crandon Complaint alleges, among other things, that the defendants breached their fiduciary duties to the Company by impairing shareholders' voting rights through amendment of the Company's Articles of Incorporation; by diluting shareholder equity through the issuance of additional Common Stock; by entrenching the Hughes Family by failing to meaningfully consider alternatives to the PSMI Merger; by failing to obtain an independent entity to perform valuations of the assets to be acquired by the Company in the PSMI Merger; by agreeing to a transaction that benefits the Hughes Family at the expense of the Company's public shareholders; by wasting corporate assets by purchasing assets in the PSMI Merger at an artificially high price; by relying on the special committee of independent directors of the Company , which was not disinterested because of relationships with the Hughes Family and the participation of Hughes and others in the process to approve the PSMI Merger; by relying on Arthur Andersen LLP and Robertson, Stephens & Company, L.P. who were not independent and did not independently verify information; and by exposing the Company and its shareholders to certain risks and detriments described in the Proxy Statement dated October 11, 1995 pursuant to which the Company's shareholders approved the PSMI Merger.

     The Crandon Complaint appears to be based entirely on information disclosed in the Proxy Statement dated October 11, 1995 and in two published articles in the national press.

     Defendants believe that this lawsuit is completely without merit and intend to defend the action vigorously.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         ---------------------------------------------------
     The Company held a joint annual meeting and special meeting of shareholders on November 13, 1995. Proxies for the annual meeting and proxies for the special meeting were solicited pursuant to Regulation 14 under the Securities Exchange Act of 1934. The annual meeting and the special meeting involved the following matters:

     1.     ANNUAL MEETING

            ELECTION OF DIRECTORS

                                               Number of Shares of Common Stock
                                               --------------------------------
     Name                                      Voted For           Withheld
     ----                                      ---------           --------
     B. Wayne Hughes                           34,194,283           474,518
     Harvey Lenkin                             34,215,605           453,196
     Robert J. Abernethy                       34,237,610           431,191
     Dann V. Angeloff                          34,217,374           451,427
     William C. Baker                          34,241,430           427,371
     Uri P. Harkham                            34,235,362           433,439
     Berry Holmes                              34,238,254           430,547
     Michael M. Sachs                          34,237,317           431,484


     2.     SPECIAL MEETING

          a. Approval of Agreement and Plan of Reorganization by and among the Company, Public Storage, Inc. and Public Storage Management, Inc. described in the Proxy Statement dated October 11, 1995 - approval of this proposal required the affirmative vote of the holders of a majority of the outstanding shares of the Company's Common Stock, and this proposal was approved by the following vote:

                     For           Against          Abstain            No Vote
                     ---           -------          -------            -------
                  30,006,794       886,041          572,433               0


          b. Adoption of a related amendment to Article III of the Company's articles of incorporation in the form of Appendix E-1 to the Proxy Statement dated October 11, 1995 to authorize additional shares of Common Stock and a new Class B Common Stock - approval of this proposal required the affirmative vote of the holders of a majority of the outstanding shares of the Company's Common Stock, and this proposal was approved by the following vote:

                     For           Against          Abstain            No Vote
                     ---           -------          -------            -------
                 29,576,480       1,237,849         650,938                1


          c. Adoption of an amendment adding Article IV to the Company's articles of incorporation in the form of Appendix E-2 to the Proxy Statement dated October 11, 1995 to create certain ownership limitations with respect to all classes of the Company's capital stock - approval of this proposal required the affirmative vote of the holders of a majority of the outstanding shares of the Company's Common Stock, and this proposal was approved by the following vote:

                     For           Against         Abstain             No Vote
                     ---           -------         -------             -------
                29,715,998        1,074,495        674,774                1

                                     PART II

ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
          MATTERS
          -----------------------------------------------------------------
a.     Market Price of the Registrant's Common Equity:

               The Common Stock has been listed on the New York Stock Exchange since October 19, 1984.

               The following table sets forth the high and low sales prices of the Common Stock on the New York Stock Exchange composite tapes for the applicable periods.

                                                      Range
                                             -------------------------
          Year         Quarter                High                 Low
      ------------  --------------         --------------     --------------
          1994           1st                  $16               $13-1/2
                         2nd                16-3/4               13-3/8
                         3rd                15-3/4               14-1/4
                         4th                  15                   13

          1995           1st                17-1/8               13-1/2
                         2nd                17-1/8               15-1/4
                         3rd                18-3/4               16-3/8
                         4th                19-3/4               17-3/8


               As of March 7, 1996, there were approximately 13,114 holders of record of the Common Stock.

b.     Related Common Stockholder Matters:

               Inconnection with the PSMI Merger, the Company (a) increased the number of shares of Common Stock that the Company is authorized to issue from 60,000,000 to 200,000,000, a portion of which were issued in the PSMI Merger, and authorized 7,000,000 shares of Class B Common Stock, all of which was issued in the PSMI Merger, and (b) established an ownership limitation for the Company's capital stock to assist in preserving its REIT status.

c.     Class B Common Stock

               The Class B Common Stock issued in connection with the PSMI Merger has the following characteristics:

          - The Class B Common Stock will (i) not participate in distributions until the later to occur of funds from operations ("FFO") per Common Share as defined below, aggregating $1.80 during any period of four consecutive calendar quarters, or January 1, 2000, thereafter the Class B Common Stock will participate in distributions (other than liquidating distributions), at the rate of 97% of the per share distributions on the Common Stock, provided that cumulative distributions of at least $.22 per quarter per share have been paid on the Common Stock, (ii) not participate in liquidating distributions, (iii) not be entitled to vote (except as expressly required by California law) and (iv) automatically convert into Common Stock, on a share for share basis, upon the later to occur of FFO per Common Share aggregating $3.00 during any period of four consecutive calendar quarters or January 1, 2003.

          For these purposes:

          1) FFO, means net income (loss) (computed in accordance with GAAP) before (i) gain (loss) on early extinguishment of debt,
               (ii) minority interest in income and (iii) gain (loss) on disposition of real estate, adjusted as follows: (i) plus depreciation and amortization (including the Company's pro-rata share of depreciation and amortization of unconsolidated equity interests and amortization of assets acquired in the PSMI Merger, including property management agreements and goodwill), and (ii) less FFO attributable to minority interest. FFO is a supplemental performance measure for equity REITs as defined by the National Association of Real Estate Investment Trusts, Inc. ("NAREIT"). The NAREIT definition does not specifically address the treatment of minority interest in the determination of FFO or the treatment of the amortization of property management agreements and goodwill. In the case of the Company, FFO represents amounts attributable to its shareholders after deducting amounts attributable to the minority interests and before deductions for the amortization of property management agreements and goodwill. FFO is presented because many industry analysts consider FFO to be one measure of the performance of the Company and it is used in establishing the terms of the Class B Common Stock. FFO does not take into consideration scheduled principal payments on debt, capital improvements, distributions and other obligations of the Company. Accordingly, FFO is not a substitute for the Company's cash flow or net income as a measure of the Company's liquidity or operating performance or ability to pay distributions.

          2) FFO per Common Share means FFO less preferred stock dividends (other than dividends on convertible preferred stock) divided by the outstanding weighted average shares of Common Stock assuming conversion of all outstanding convertible securities and the Class B Common Stock.

               For these purposes, FFO per share of Common Stock (as defined) was $1.72 for the year ended December 31, 1995.

               The Company has paid quarterly distributions to its shareholders since 1981, its first full year of operations. Distributions paid per share of Common Stock for 1995 amounted to $0.88.

               Holders of Common Stock are entitled to receive distributions when and if declared by the Company's Board of Directors out of any funds legally available for that purpose. The Company is required to distribute at least 95% of its net taxable ordinary income prior to the filing of the Company's tax return and 85%, subject to certain adjustments, during the calendar year, to maintain its REIT status for federal income tax purposes. It is management's intention to pay distributions of not less than this required amount.

               For Federal tax purposes, distributions to shareholders are treated as ordinary income, capital gains, return of capital or a combination thereof. Distributions to common shareholders were $0.88, $0.85, and $0.84 for 1995, 1994 and 1993, respectively and in each case represents ordinary income.


d.     Registrant's Preferred Equity:

               On October 26, 1992, the Company completed a public offering of 1,825,000 shares ($25 stated value per share) of 10% Cumulative Preferred Stock, Series A ("Series A Preferred Stock"). The Series A Preferred Stock has general preference rights over the Common Stock with respect to distributions and liquidation proceeds. During 1995, the Company paid dividends totaling $4,563,000 ($2.50 per preferred share).

               On March 25, 1993, the Company completed a public offering of 2,300,000 shares ($25 stated value per share) of 9.20% Cumulative Preferred Stock, Series B ("Series B Preferred Stock"). The Series B Preferred Stock has general preference rights over the Common Stock with respect to distributions and liquidation proceeds. During 1995, the Company paid dividends totaling $5,488,000 ($2.30 per preferred share).

               On June 30, 1994, the Company completed a public offering of 1,200,000 shares ($25 stated value per share) of Adjustable Rate Cumulative Preferred Stock, Series C ("Series C Preferred Stock"). The Series C Preferred Stock has general preference rights over the Common Stock with respect to distributions and liquidation proceeds. During 1995, the Company paid dividends totaling $2,364,000 ($1.97 per preferred share)

               On September 1, 1994, the Company completed a public offering of 1,200,000 shares ($25 stated value per share) of 9.5% Cumulative Preferred Stock, Series D ("Series D Preferred Stock"). The Series D Preferred Stock has general preference rights over the Common Stock with respect to distributions and liquidation proceeds. During 1995, the Company paid dividends totaling $2,850,000 ($2.375 per preferred share).

               On February 1, 1995, the Company completed a public offering of 2,195,000 shares ($25 stated value per share) of 10% Cumulative Preferred Stock, Series E ("Series E Preferred Stock"). The Series E Preferred Stock has general preference rights over the Common Stock with respect to distributions and liquidation proceeds. During 1995, the Company paid dividends totaling $5,030,000 ($2.292 per preferred share, pro rated from February 1, 1995 through December 31, 1995, the period during which the Series E Preferred Stock was outstanding).

               On May 3, 1995, the Company completed a public offering of 2,300,000 shares ($25 stated value per share) of 9.50% Cumulative Preferred Stock, Series F ("Series F Preferred Stock"). The Series F Preferred Stock has general preference rights over the Common Stock with respect to distributions and liquidation proceeds. During 1995, the Company paid dividends totaling $3,721,000 ($1.618 per preferred share, pro rated from May 3, 1995 through December 31, 1995, the period during which the Series F Preferred Stock was outstanding).

               On December 13, 1995, the Company completed a public offering of 6,900,000 depositary shares each representing 1/1,000 of a share of 8-7/8% Cumulative Preferred Stock, Series G ("Series G Preferred Stock")($25 stated value per depositary share). The Series G Preferred Stock has general preference rights over the Common Stock with respect to distributions and liquidation proceeds. During 1995, the Company accrued dividends totaling $638,000 ($0.09 per preferred depositary share, pro rated from December 13, 1995 through December 31, 1995, the period during which the Series G Preferred Stock was outstanding).

               On January 25, 1996, the Company completed a public offering of 6,750,000 depositary shares each representing 1/1,000 of a share of 8.45% Cumulative Preferred Stock, Series H ("Series H Preferred Stock")($25 stated value per depositary share). The Series H Preferred Stock has general preference rights over the Common Stock with respect to distributions and liquidation proceeds.

               The Series A, Series B, Series C, Series D, Series E, Series F, Series G, and Series H Preferred Stock collectively are referred to as the "Senior Preferred Stock."

               On July 15, 1993, the Company completed a public offering of 2,300,000 shares ($25 stated value per share) of 8.25% Convertible
          Preferred Stock ("Convertible Preferred Stock"). The Convertible Preferred Stock has general preference rights over the Common Stock (and ranks junior to the Senior Preferred Stock) with respect to distributions and liquidation proceeds. During 1995 the Company paid dividends totaling $4,744,000 ($2.064 per preferred share).

               Effective July 1, 1995, the Company issued 31,200 shares of its Mandatory Convertible Participating Preferred Stock to an unaffiliated investor to acquire the investor's limited partnership interest in an affiliated real estate partnership. On June 30, 2002, the Mandatory Convertible Participating Preferred Stock will automatically convert into common stock of the Company. However, prior to that time it is convertible at the option of the holder. At conversion, the number of common shares to be issued to the holder will be determined based upon the Company's acquired partnership interest in the then aggregate property values of the real estate partnership divided by the average market price of the Company's common stock at the time of conversion (if converted prior to June 30, 2000 the lesser of $18.00 or the average market price of the Company's common stock at the time of conversion will be used). At December 31, 1995, the Mandatory Convertible Participating Preferred Stock was convertible into approximately 1,553,647 shares of the Company's common stock (based upon a conversion price of $18.00 per share).

ITEM 6.  SELECTED FINANCIAL DATA
         -----------------------

                                                                               For the year ended December 31,
                                                            -----------------------------------------------------------------------
                                                            1995 (1)         1994           1993             1992             1991
                                                            --------         ----           ----             ----             ----
                                                                        (In thousands, except per share data)
Revenues:
  Rental income                                           $ 202,134       $ 141,845       $ 109,203       $  95,886       $  91,695
  Equity in earnings of real estate                           3,763             764             563            --              --
     entities
  Facility management fees                                    2,144            --              --              --              --
  Interest and other income                                   4,609           4,587           4,914           1,562           1,833
                                                              -----           -----           -----           -----           -----
                                                            212,650         147,196         114,680          97,448          93,528
Expenses:
  Cost of operations                                         72,247          52,816          42,116          38,348          37,074
  Cost of facility management                                   452            --              --              --              --
  Depreciation and amortization                              40,760          28,274          24,998          22,405          21,773
  General and administrative                                  3,982           2,631           2,541           2,629           2,644
  Environmental cost                                          2,741            --              --              --              --
  Advisory fee                                                6,437           4,983           3,619           2,612           2,769
  Interest expense                                            8,508           6,893           6,079           9,834          10,621
                                                              -----           -----           -----           -----          ------
                                                            135,127          95,597          79,353          75,828          74,881
                                                            -------          ------          ------          ------          ------

Income before minority interest and gain
  on disposition of real estate                              77,523          51,599          35,327          21,620          18,647

Minority interest in income                                  (7,137)         (9,481)         (6,895)         (6,693)
                                                             ------          ------          ------          ------
                                                                                                                             (7,291)
Income before gain on disposition of real
  estate                                                     70,386          42,118           28,036         14,725           11,954

Gain on disposition of real estate, net
  of disposition fees                                           --             --               --              398              --
                                                              -----           -----           -----           -----           -----

Net income                                                 $ 70,386        $ 42,118       $   28,036       $ 15,123         $ 11,954
                                                           ========        ========       ==========       ========         ========

Funds from operations (2)                                  $105,086        $ 56,143       $   35,830       $ 21,133         $ 17,176
                                                           ========        ========       ==========       ========         ========
------------------------------------------------------------------------------------------------------------------------------------
PER COMMON SHARE:
  Income before gain on disposition of
     real estate
                                                           $   0.95        $   1.05         $   0.98        $   0.88         $  0.81
  Gain on disposition of real estate
                                                                --               --               --            0.02             --
                                                              -----           -----           -----           -----           -----

  Net income                                                $   0.95       $   1.05         $   0.98        $   0.90         $  0.81
                                                            ========       ========         ========        ========         =======

Distributions per common share                              $   0.88       $   0.85         $   0.84        $   0.84         $  0.82
                                                            ========       ========         ========        ========        ========

            Weighted average common shares                  $ 41,171       $ 24,077         $ 17,558        $ 15,981        $ 14,751
                                                            ========       ========         ========        ========        ========

Total assets                                              $1,937,461     $  820,309       $  666,133      $  537,724        $548,220
Total debt                                                $  158,052     $   77,235       $   84,076      $   69,478        $104,244
Minority interest                                         $  112,373     $  141,227       $  193,712      $  202,797        $243,903
Shareholders' equity                                      $1,634,503     $  587,786       $  376,066      $  253,669        $188,113


(1) During 1995 the Company completed several significant business combinations and equity transactions. See Notes 3 and 11 to the Company's consolidated financial statements.
(2) Funds from operations ("FFO"), means net income (loss) (computed in accordance with GAAP) before (i) gain (loss) on early extinguishment of debt, (ii) minority interest in income and (iii) gain (loss) on disposition of real estate, adjusted as follows: (i) plus depreciation and amortization (including the Company's pro-rata share of depreciation and amortization of unconsolidated equity interests and amortization of assets acquired in the PSMI Merger, including property management agreements and excess purchase cost over net assets acquired), and (ii) less FFO attributable to minority interest. FFO is a supplemental performance measure for equity REITs as defined by the National Association of Real Estate Investment Trusts, Inc. ("NAREIT"). The NAREIT definition does not specifically address the treatment of minority interest in the determination of FFO or the treatment of the amortization of property management agreements and excess purchase cost over net assets acquired. In the case of the Company, FFO represents amounts attributable to its shareholders after deducting amounts attributable to the minority interests and before deductions for the amortization of property management agreements and excess purchase cost over net assets acquired. FFO is presented because many analysts consider FFO to be one measure of the performance of the Company and it is used in certain aspects of the terms of the Class B Common Stock. FFO does not take into consideration scheduled principal payments on debt, capital improvements distributions and other obligations of the Company. Accordingly, FFO is not a substitute for the Company's cash flow or net income as a measure of the Company's liquidity or operating performance or ability to pay distributions.

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
        ------------------------------------------------------------------------

     The following discussion and analysis should be read in conjunction with the Company's consolidated financial statements and notes thereto.

     OVERVIEW: Over the past two years, the Company completed a number of transactions which have had and will continue to have significant impact to the Company. Since 1993, the Company's total assets and shareholders' equity has more than doubled as total assets increased from $666.1 million at December 31, 1993 to $1.9 billion at December 31, 1995, while shareholders' equity increased from $376.1 million at December 31, 1993 to $1.6 billion at December 31, 1995. Among the more significant transactions that the Company completed during 1994 and 1995 were as follows:

     - the Company's ownership interest in real estate facilities has increased from 331 at the end of 1993 to 1,050 at the end of 1995, through the acquisition of wholly-owned facilities combined with the acquisition of interests in real estate entities,

     - the Company completed three mergers with affiliated REITs, one in 1994 with an aggregate cost of $55.8 million and two in 1995 with an aggregate cost of $135.4 million,

     - the Company completed the merger with Public Storage Management, Inc. ("PSMI") during 1995 with an aggregate cost of $549.3 million,

     - the Company issued approximately $332.9 million of preferred stock and $190.2 million of common stock in public offerings, and

     - the Company issued approximately $30.6 million of preferred stock and $623.2 million of common stock in connection with mergers and real estate acquisitions.

     The significant increases in both the Company' asset and capital base has translated into significant growth in the Company' overall operating results. Historically, this growth was due to the acquisition of wholly-owned facilities and the acquisition of ownership interests held by minority interests in the Company' existing portfolio of facilities. The growth in the historical operating results, however, do not fully reflect the effects of the most significant transaction that the Company has completed in its entire history - the merger with PSMI (the "PSMI Merger") which was completed on November 16, 1995.

     In the PSMI Merger, the Company acquired all the real estate operations of PSMI, including (i) general and limited partnership interests in 47 limited partnerships owning an aggregate of 286 mini-warehouses, (ii) shares of common stock in 16 REITs owning an aggregate of 218 mini-warehouses and 14 commercial properties, (iii) seven wholly-owned properties, (iv) all-inclusive deeds of trust secured by ten mini-warehouses, (v) property management contracts, exclusive of facilities owned by the Company, for 563 mini-warehouses and through ownership of 95% economic interest in a subsidiary, 24 commercial properties and (vi) a 95% economic interest in another subsidiary that currently sells locks and boxes in mini-warehouses operated by the Company.

     The PSMI Merger not only doubled the size of the Company and significantly expanded the Company's ownership interest in mini-warehouse facilities it also provided the following benefits: (i) the Company became a fully-integrated, self-advised and self-managed commercial real estate company with expertise in development, construction, acquisition, operation and leasing services, (ii) the Company is now able to expand its property holdings without a proportionate increase in advisory and property management fees, which would have resulted had its current advisory contract and management agreements remained in effect,
(iii) conflicts of interest between the Company and its executive officers and directors who were also affiliated with PSMI were reduced, and (iv) the Company significantly increased it ownership interest in the real estate facilities operated under the "Public Storage" name.

     As noted above, the historical operations do not fully reflect significant transactions which occurred during 1994 and 1995. The following table summarizes historical and unaudited pro forma operating data assuming that significant transactions (described below) were completed at the beginning of 1994:

                                                            For the Year Ended December 31,
                                               ---------------------------------------------------------------------------
                                                  Pro forma (unaudited)                          Historical
                                                ------------------------        ------------------------------------------

                                                1995             1994            1995             1994             1993
                                                ----             ----            ----             ----             ----
                                                                 (in thousands, except per share data)


Rental income                                 $229,026         $218,370        $202,134         $141,845         $109,203
Equity in earnings of real estate entities      20,769           16,352           3,763                -                -
 Facility management fee                        13,708           12,863           2,144                -                -
Interest and other income                        4,573            3,256           4,609            5,351            5,477
                                                 -----            -----           -----            -----            -----
                                               268,076          250,841         212,650          147,196          114,680
                                               -------          -------         -------          -------          -------

Cost of operations                              70,158           67,466          72,247           52,816           42,116
Cost of facility management                      4,766            4,742             452                -                -
Depreciation and amortization                   53,727           50,932          40,760           28,274           24,998
General and administrative                       5,319            4,659           3,982            2,631            2,541
Environmental costs                              2,741                -           2,741                -                -
Advisory fee                                         -                -           6,437            4,983            3,619
Interest expense                                15,930           17,262           8,508            6,893            6,079
                                                ------           ------           -----            -----            -----
                                               152,641          145,061         135,127           95,597           79,353
                                               -------          -------         -------           ------           ------

     Income before gain on disposition of
      real estate and minority interest        115,435          105,780          77,523           51,599           35,327

Gain on disposition of real estate                   -              203               -                -                -
Minority interest in income                     (6,992)          (6,918)         (7,137)          (9,481)          (7,291)
                                                ------           ------          ------           ------           ------

Net income                                    $108,443          $99,065         $70,386          $42,118          $28,036
                                              ========          =======         =======          =======          =======

Weighted average common shares                  71,736           71,294          41,171           24,077           17,558
                                                ======           ======          ======           ======           ======

Earnings per common share                        $1.05            $0.95            $0.95           $1.05            $0.98
                                                 =====            =====            =====           =====            =====


     The pro forma  financial data for 1995 and 1994 has been prepared  assuming
(i) the issuance of preferred and Common Stock during 1994 and 1995 (with the exception of the Series G Preferred Stock which was issued on December 13, 1995) and the utilization of the proceeds therefrom, (ii) the merger transactions with affiliated REITs during 1994 and 1995, and (iii) the PSMI Merger, were each completed at the beginning of 1994. Pro forma adjustments were made by management based upon available information and upon certain assumptions that the Company believes are reasonable in the circumstances. The pro forma financial data does not purport to represent what the Company's results of operations would actually have been if the transactions in fact had occurred at the beginning of 1994 or to project the Company's results of operations for any future date or period.

HISTORICAL RESULTS OF OPERATIONS
--------------------------------

     NET  INCOME:   Net  income  for  1995,  1994  and  1993  was   $70,386,000,
$42,118,000, and $28,036,000, respectively, representing increases over the prior year of 67.1% for 1995 and 50.5% for 1994. These increases reflect the continued growth in the Company's asset base from $537.7 million at the end of 1992 to $1.9 billion at the end of 1995 combined with improvements of operations generated by the Company's asset base existing at the end of 1992.

     Net income allocable to common shareholders (net income less preferred stock dividends) for 1995, 1994 and 1993 was $39,262,000, $25,272,000, and
$17,148,000, respectively, representing increases over the prior year of 55.4% for 1995 and 47.4% for 1994. On a per share basis, net income was $0.95 per share (based on weighted average shares outstanding of 41,171,000) for 1995, $1.05 per share (based on weighted average shares outstanding of 24,077,000) for 1994, and $0.98 per shares (based on weighted average shares outstanding of 17,558,000) for 1993. The decrease in net income per share for 1995 compared to 1994 was principally due to increasing depreciation expense allocable to the common shareholders combined with the accrual of estimate environmental remediation costs at the end of 1995.

     Net income allocable to the common shareholders includes depreciation and amortization expense of approximately $31,449,000 ($0.77 per common share) for 1995, $14,025,000 ($0.58 per common share) for 1994, and $7,794,000 ($0.44 per common share) for 1993. The remaining depreciation and amortization expense has been allocated to the minority interest. The fiscal 1995 earnings per common share also includes a reduction of approximately $0.08 per common share relating to the accrual of estimated environmental remediation costs (discussed below).

     As a REIT, the Company's real estate operations account for substantially all of the Company operating activities. During 1995, approximately 95% of the Company's sources of operating income (income prior to deductions for depreciation, general and administrative expenses, advisory fees and interest expense) was generated from property operations. The Company expects that property operations will continue to generate a substantial portion of the Company's operations with property management operations and interest income from mortgage note investments generating a much lesser amount.

     At December 31, 1995 the Company's investment portfolio consists of (i) wholly-owned properties owned by the Company, (ii) properties owned by real estate partnerships in which the Company has significant ownership interests (the "Consolidated Partnerships"), and (iii) properties owned by real estate entities (partnership and REITs) in which the Company's ownership interest and control are not sufficient to warrant the consolidation of such entities (the "Unconsolidated Entities"). The following table summarizes the Company's investment in real estate facilities as of December 31, 1995:

                                                              Number of Facilities in which the         Net Rentable Square Footage
                                                            Company has an ownership interest in              (in thousands)
                                                            ------------------------------------   --------------------------------

                                                                Mini-      Business                   Mini-       Business
                                                             warehouses     Parks       Total      warehouses      Parks      Total
                                                             ----------     -----       -----      ----------      -----      -----



Wholly-owned facilities ....................................       267         6         273         15,970         462      16,432

Facilities owned by Consolidated Partnerships ..............       253        14         267         14,808       1,542      16,350
                                                                   ---        --         ---         ------       -----      ------

    Total consolidated facilities ..........................       520        20         540         30,778       2,004      32,782



Facilities owned by Unconsolidated Entities ................       496        14         510         29,941       1,078      31,019
                                                                   ---        --         ---         ------       -----      ------



    Total facilities in which the Company has
      an ownership interest in .............................     1,016        34       1,050         60,719       3,082      63,801
                                                                 =====        ==       =====         ======       =====      ======

     The facilities in which the Company has an ownership interest in are located in or near major metropolitan markets in 37 states. The Company believes that geographic diversity reduces the impact from regional economic downturns and provides a greater degree of stability to revenues.

     PROPERTY OPERATIONS: Rental income and cost of operations presented on the consolidated statements of income reflect the operations of the 540 consolidated properties owned by the Company and the Consolidated Partnerships. The following table summarizes the operating results of these facilities:

                                  Year Ended December 31,                     Year Ended December 31,
                                  -----------------------                     -----------------------
                                  1995           1994      Change              1994           1993       Change
                                  ----           ----      ------              ----           ----       ------
                                                       (dollar amounts in thousands)

Rental income:
    Mini-warehouse........      $184,100       $126,997      45.0%          $126,997         $95,837      32.5%
    Business park.........        18,034         14,848      21.5%            14,848          13,366      11.1%
                                  ------         ------      ----             ------          ------      ----
                                 202,134        141,845      42.5%           141,845         109,203      29.9%
                                 -------        -------      ----            -------         -------      ----
Cost of operations: (a)
    Mini-warehouse........        64,807         45,266      43.2%            45,266          34,759      30.2%
    Business park.........         8,896          7,550      17.8%             7,550           7,357       2.6%
                                   -----          -----      ----              -----           -----       ---
                                  73,703         52,816      39.5%            52,816          42,116      25.4%
                                  ------         ------      ----             ------          ------      ----
Net operating income:
    Mini-warehouse........       119,293         81,731      46.0%            81,731          61,078      33.8%
    Business park.........         9,138          7,298      25.2%             7,298           6,009      21.5%
                                   -----          -----      ----              -----           -----      ----
                                $128,431        $89,029      44.3%           $89,029         $67,087      32.7%
                                ========        =======      ====            =======         =======      ====

Gross profit margin:
    Mini-warehouse (b)....        64.8%         64.4%         0.5%            64.4%          63.7%         1.1%
    Business park (b).....        50.7%         49.2%         3.1%            49.2%          45.0%         9.3%

Number of facilities (at
 the end of the period):
    Mini-warehouse........          520            365      42.5%               365             294       24.2%
    Business park.........           20             16      25.0%                 16             15        6.7%

 (a) Included in cost of operations are property management fees totaling $10,232,000, $8,355,000, and $6,411,000 for 1995, 1994 and 1993,
     respectively. For financial statement purposes, property management fees from the period from November 16, 1995 through December 31, 1995 (the period the Company became self-managed) totaling $1,723,000 have been reclassified as a reduction to "Property management fees."

 (b) Gross profit margins are after management fees of 6% and 5% for mini-warehouse and business park facilities, respectively. Giving effect to the PSMI Merger and the elimination of such management fees, the pro forma gross profit margins, net of costs of providing management services, would have been as follows:

                                       1995           1994             1993
                                       ----           ----             ----
           Mini-warehouses            69.5%           69.1%            68.1%
           Business parks             54.6%           53.1%            48.7%



     The significant increase in property operations for the Company's mini-warehouses is principally due to the acquisition of additional facilities during 1995 (153 facilities), 1994 (71 facilities) and 1993 (41 facilities). Excluding such acquisitions, 246 mini-warehouse facilities have been in the Company's portfolio since the beginning of 1993. The operating results (rental income less cost of operations) of these 246 facilities improved 3.6% in 1995 and 6.6% in 1994 compared to prior period. These increases are principally due to improve rental rates, as average realized monthly rent per square foot increased from $0.56 in 1993, to $0.59 in 1994, and to $0.61 in 1995. Weighted average occupancy levels for these 246 facilities were 89.5% in 1993, 90.3% in 1994 and 89.8% in 1995.

     The increase in property operations with respect to the business park facilities is principally due to the acquisition of 5 facilities during 1994 and 1995. Excluding such acquisitions, 15 business park facilities have been in the Company's portfolio since the beginning of 1993. The operating results (rental income less cost of operations) of these 15 facilities improved 5.0% in 1995 and 6.8% in 1994 compared to prior period. These increases are principally due to reductions in operating expense and to improved rental rates, as average realized monthly rent per square foot increased from $0.69 in 1993, to $0.71 in 1994, to $0.70 in 1995. Weighted average occupancy levels for these 15 facilities were 95.3% in 1993, 96.3% in 1994 and 95.7% in 1995.

     EQUITY IN EARNINGS OF REAL ESTATE ENTITIES: Equity in earnings of real estate entities was $3,763,000, $764,000 and $563,000 in 1995, 1994 and 1993,
respectively. For 1993 and 1994, equity in earnings of real estate entities principally consists of earnings from partnerships which, commencing in 1995, are now consolidated with the Company and, accordingly are no longer included in equity in earnings of real estate entities. The 1995 earnings principally consists of earnings related to the interests acquired pursuant to the PSMI Merger. The Company currently has ownership interests in 47 limited partnerships and 16 REITs which comprise the Unconsolidated Entities. The Company's ownership interest in these entities ranges from 15% to 45%, but generally averages approximately 25%. Due to the Company's limited ownership interest and control of these entities, the Company does not consolidate the accounts of these entities for financial reporting purposes.

     Similar to the Company, the Unconsolidated Entities generate substantially all of their income from their ownership of mini-warehouse facilities. In aggregate, the Unconsolidated Entities own a total of 510 facilities, 496 of which are mini-warehouse facilities. The following summarizes combined operating data with respect to the Unconsolidated Entities for the year ended December 31, 1995:

    Rental income.......................................$251,000,000
    Total revenues......................................$254,505,000
    Cost of operations..................................$ 91,387,000
    Depreciation........................................$ 41,027,000
    Net income..........................................$103,217,000

     Equity in earnings of real estate entities for 1995 consists of the Company's pro rata share of earnings (including the Company's share of depreciation expense - $926,000 and environmental costs - $510,000) of the Unconsolidated Entities based upon the Company's ownership interest in each for the period from November 16, 1995 through the end of the year. In addition, equity in earnings of real estate entities for 1995 includes amortization totaling $1,119,000 representing the amortization of the Company's cost basis over the underlying book value of the Company's equity interest in each of the entities.

     PROPERTY MANAGEMENT OPERATIONS: In connection with the PSMI Merger, the Company acquired property management contracts, exclusive of facilities owned by the Company, for 563 mini-warehouses and through ownership of 95% economic interest in a subsidiary, 24 commercial properties. These facilities constitute all of the United States mini-warehouses and business parks doing business under the "Public Storage" name and all those in which the Company has an interest, which include all the facilities owned by the Consolidated Partnerships, Unconsolidated Entities, and 75 facilities owned by third parties in which the Company has no equity interest.

     The property management contracts generally provide for compensation equal to 6%, in the case of the mini-warehouses, and 5%, in the case of the business parks, of gross revenues of the facilities managed. Under the supervision of the property owners, the Company coordinates rental policies, rent collections, marketing activities, the purchase of equipment and supplies, maintenance activity, and the selection and engagement of vendors, suppliers and independent contractors. In addition, the Company assists and advises the property owners in establishing policies for the hire, discharge and supervision of employees for the operation of these facilities, including resident managers, assistant managers, relief managers and billing and maintenance personnel.

     During 1995, the Company's property management operations generated net operating income of $1,692,000 on revenues of $2,144,000 and expenses of $452,000 for the period from November 16, 1995 through December 31, 1995. Because the Company has significant ownership interests in all but 75 of the facilities it manages, the revenues generated from its property management operations are generally predictable and are dependent upon the future growth of rental income for those facilities the Company manages.

     The Company has in the past, and may continue to seek to acquire in the future, real estate facilities owned by the Consolidated Partnerships and the Unconsolidated Entities. Acquisitions of such facilities will have the affect of reducing management fee income with a corresponding reduction in the cost of property operations.

     INTEREST AND OTHER INCOME: Interest and other income was $4,914,000 in 1993, $4,587,000 in 1994 and $4,609,000 in 1995. This revenue is primarily attributable to interest income on the cash balances (as a result of uninvested net equity offering proceeds during 1995) and interest income from mortgage notes receivable. The Company canceled approximately $11,968,000, $24,441,000, and $16,435,000 of mortgage notes receivable during 1993, 1994 and 1995, respectively, in connection with the acquisition of real estate facilities securing such notes. As a result, interest income from the mortgage notes receivable decreased from $4,315,000 in 1993, to $4,333,000 in 1994 and to $1,974,000 in 1995, as the average outstanding mortgage notes receivable balance was significantly lower.

     DEPRECIATION AND AMORTIZATION: Depreciation and amortization expense has increased from $24,988,000 in 1993, to $28,274,000 in 1994 and to $40,760,000 in
1995. These increases are principally due to the acquisition of additional real estate facilities in each period combined with amortization of intangible assets acquired in connection with the PSMI Merger. Depreciation expense with respect to the real estate facilities increased from $24,924,000 in 1993 to $28,099,000 in 1994 and
                                       27
to $39,376,000 in 1995 as a result of the acquisition of additional real estate facilities in 1993 through 1995. Amortization expense with respect to intangible assets acquired in the PSMI Merger totaled $1,164,000 in 1995, representing a pro rated amount from November 16, 1995 through the end of the year.

     GENERAL AND ADMINISTRATIVE EXPENSE: General and administrative expense was $2,541,000 in 1993, $2,631,000 in 1994, and $3,982,000 in 1995. The Company has
experienced and expects to continue to experience increased general and administrative costs during 1996 due to the following: (i) the growth in the size of the Company has resulted in increased expenses, (ii) the Company's property acquisition activities has continued to expand, resulting in certain additional costs incurred in connection with the acquisition of additional real estate facilities, and (iii) pursuant to the PSMI Merger, the Company has become self-advised, resulting in the Company internalizing management functions which previously was provided by the Adviser. However, offsetting the expected increases in general and administrative expenses will be the elimination of advisory fee expense. General and administrative costs for each year principally consist of state income taxes (for states in which the Company is a non-resident), investor relation expenses, and certain costs incurred in the acquisition and development of real estate facilities.

     ENVIRONMENTAL COSTS: The Company's policy is to accrue environmental assessments and/or remediation cost when it is probable that such efforts will be required and the related costs can reasonably be estimated. The majority of the Company's real estate facilities were acquired prior to the time when it was customary to conduct environmental assessments. During 1995, the Company and the Consolidated Partnerships conducted independent environmental investigations of their real estate facilities. As a result of these investigations, the Company has recorded an amount which, in management's best estimate, will be sufficient to satisfy anticipated costs of known remediation requirements. At December 31, 1995, the Company accrued $2,741,000 for estimated environmental remediation costs. Although there can be no assurance, the Company is not aware of any environmental contamination of any of its facilities which individually or in the aggregate would be material to the Company's overall business, financial condition, or results of operations.

     ADVISORY FEES: Advisory fees were $3,619,000 in 1993, $4,983,000 in 1994, and $6,437,000 in 1995. The advisory fee, which was based on a contractual computation, increased as a result of increased adjusted net income (as defined) per common share combined with the issuance of additional preferred and common stock during each of the periods. Advisory fees for fiscal 1995 represents such amounts from the beginning of the year through November 16, 1995, when the Company became self-advised pursuant to the PSMI Merger. As a result of becoming self-advised, the Company will no longer incur advisory fees.

     MINORITY INTEREST IN INCOME: Minority interest in income represents the income allocable to equity interests in the Consolidated Partnerships which are not owned by the Company. Since 1990, the Company has acquired portions of these equity interests through its acquisition of limited and general partnership interests in the Consolidated Partnerships. These acquisitions have resulted in reductions to the "Minority interest in income" from what it would otherwise have been in the absence of such acquisitions, and accordingly, have increased the Company's share of the Consolidated Partnerships' income. In determining income allocable to the minority interest for 1995, 1994 and 1993 consolidated depreciation and amortization expense of approximately $11,243,000, $13,556,000, and $16,356,000, respectively, was allocated to the minority interest. The decrease in depreciation allocated to the minority interest was principally the result of the acquisition of limited partnership units in the Consolidated Partnerships by the Company throughout fiscal 1994 and 1995.


PRO FORMA RESULTS OF OPERATIONS
-------------------------------
     PROPERTY OPERATIONS: Although not consolidated with the Company, the operating results of the properties owned by the Unconsolidated Entities are no less important to management than the results of the properties which are consolidated. The Company's operating results are highly dependent upon the overall performance of the Company's investment in mini-warehouse facilities for the following reasons: (i) at December 31, 1995, the Company owned interests in a total of 1,050 real estate facilities which consists of 1,016 mini-warehouse facilities (520 which are consolidated with the Company and 496 which are owned by entities in which the Company has an ownership interest) and 34 business park facilities and (ii) growth in revenues of the Company's mini-warehouse property management operations is directly related to the growth in revenues of these mini-warehouse facilities.

     On a pro forma basis, the Company's significant revenue sources (property net operating income, equity in earnings of real estate entities and property management activities) have all increased in 1995 compared to 1994. Each of these revenue sources is principally dependent upon the operating results of the mini-warehouses owned and/or managed. In order to evaluate how the Company's overall portfolio is performing, management analyzes the operating performance of a consistent group of mini-warehouse facilities representing 951 of the 1,016 mini-warehouse facilities in which the Company
                                       28
has an ownership interest in (herein referred to as "Same Store" mini-warehouse facilities) which have been operated under the "Public Storage" name for at least the past three years. This group of properties includes 466 facilities owned by the Company and the Consolidated Partnerships and 485 facilities owned by Unconsolidated Entities. The following table summarizes the pre-depreciation historical operating results of the Same Store mini-warehouse facilities:



SAME STORE MINI-WAREHOUSE FACILITIES:
-------------------------------------
(historical property operations)

                                 Year Ended December 31,                      Year Ended December 31,
                                 -----------------------                      -----------------------
                                 1995          1994       Change              1994          1993       Change
                                 ----          ----       ------              ----          ----       ------
                                                         (dollar amounts in thousands)

Rental income..............    $422,933        $403,295      4.9%           $403,295       $374,356       7.7%
Cost of operations(1)......     149,660         144,752      3.4%            144,752        138,176       4.8%
                                -------         -------      ---             -------        -------       ---

Net operating income.......    $273,273        $258,543      5.7%           $258,543       $236,180       9.5%
                               ========        ========      ===            ========       ========       ===

Weighted Ave. Occupancy....       90.1%          89.2%       1.0%              89.2%          87.0%       2.5%

Weighted Ave. realized
  rent per sq. ft(2).......       $0.70          $0.68       2.9%              $0.68          $0.64       6.3%

Gross profit margin(3).....       64.6%          64.1%       0.8%              64.1%          63.1%       1.6%

Number of facilities.......         951            951         -                951             951         -

-----------
1. Assumes payment of property management fees on all facilities, including those facilities owned by the Company which effective November 16, 1995 no fee is paid. Cost of operations consists of the following:

                                  1995                1994                1993
                                  ----                ----                ----
Payroll expense                $ 42,545           $ 41,092             $ 37,293
Property taxes                   38,325             36,941               37,899
Property management fees         25,391             24,214               22,444
Other                            43,399             42,505               40,540
                                 ------             ------               ------
                               $149,660           $144,752             $138,176
                               ========           ========             ========

2. Realized rent per square foot represents the actual revenue earned per occupied square foot. Management believes this is a more relevant measure then the posted rental rates, since posted rates can be discounted through the use of promotions.

3. Gross profit margin is computed by dividing property net operating income (before depreciation expense) by rental revenues.

     In addition to evaluating property operating trends in occupancy, realized rents, expenses and net operating income on a Same Store basis, management evaluates trends by geographic regions. Operating trends for the 951 group of facilities for the five largest regions are shown in the following table:

              Northern California.    Southern California.          Texas
             ---------------------   ---------------------   ------------------
                         % change                % change              % change
                         from prior              from prior           from prior
             Amount        year     Amount         year      Amount        year
             ------      ---------  ------       ----------  ------   ---------

Rental Revenues:
----------------
    1995     $60,053       5.77%    $75,826        3.60%    $39,191        2.69%
    1994     $56,777       4.40%    $73,191        6.73%    $38,163        4.32%
    1993     $54,386       5.34%    $68,573        4.04%    $36,583        3.18%

Cost of operations
------------------
    1995     $17,856       3.39%    $23,250       (1.62)%   $15,574        1.51%
    1994     $17,271       5.68%    $23,633        5.52%    $15,342        9.35%
    1993     $16,343       1.48%    $22,396       (0.20)%   $14,030      (1.08)%

Net operating income:
---------------------
    1995     $42,197       6.81%    $52,576        6.03%    $23,617        3.49%
    1994     $39,506       3.85%    $49,588        7.39%    $22,821        1.19%
    1993     $38,043       7.08%    $46,177        6.23%    $22,553        3.02%

Weighted avg. occupancy
-----------------------
    1995      91.1%        3.52%      85.2%        2.40%      88.4%        -
    1994      88.0%        0.57%      83.2%        3.35%      88.4%        1.61%
    1993      87.5%        2.82%      80.5%        2.68%      87.0%        0.35%

Weighted avg. realized
----------------------
rents per sq. ft.
-----------------
    1995      $0.81        2.53%      $0.84        1.20%      $0.57        1.79%
    1994      $0.79        2.60%      $0.83        3.75%      $0.56        3.70%
    1993      $0.77        2.67%      $0.80        -          $0.54        1.89%

                   Florida                 Illinois              Other states              Total
             ---------------------   ---------------------   ------------------    -----------------------
                         % change                % change              % change                 % change
                         from prior              from prior           from prior                 from prior
             Amount        year     Amount         year      Amount        year     Amount         year
             ------      ---------  ------       ----------  ------   ---------   ----------   ------------

Rental Revenues:
----------------
    1995     $27,066       3.14%    $28,552        7.67%   $192,245       5.39%    $422,933       4.87%
    1994     $26,241       3.45%    $26,518       12.64%   $182,405       9.94%    $403,295       7.73%
    1993     $25,365      11.33%    $23,542       14.98%   $165,907      13.70%    $374,356       9.41%

Cost of operations
------------------
    1995     $10,412       1.06%    $14,115       16.94%   $68,453        3.51%    $149,660       3.39%
    1994     $10,303       4.03%    $12,070        0.32%   $66,133        4.19%    $144,752       4.76%
    1993     $ 9,904       3.95%    $12,031        7.48%   $63,472        3.17%    $138,176       2.12%

Net operating income:
---------------------
    1995     $16,654       4.49%    $14,437       (0.08)%  $123,792       6.47%    $273,273       5.70%
    1994     $15,938       3.09%    $14,448       25.51%   $116,272      13.51%    $258,543       9.47%
    1993     $15,461      19.68%    $11,511       24.04%   $102,435      21.37%    $236,180      14.17%

Weighted avg. occupancy
-----------------------
    1995       88.5%      (1.34)%     92.8%        1.98%     91.7%        0.33%      90.1%        1.01%
    1994       89.7%      (1.32)%     91.0%        7.44%     91.4%        2.81%      89.2%        2.53%
    1993       90.9%       4.72%      84.7%       12.16%     88.9%        7.09%      87.0%        5.58%

Weighted avg. realized
----------------------
rents per sq. ft.
-----------------
    1995       $0.65       4.84%      $0.68        4.62%     $0.67        4.69%      $0.70        2.94%
    1994       $0.62       3.33%      $0.65        4.84%     $0.64        6.67%      $0.68        6.25%
    1993       $0.60       7.14%      $0.62        -         $0.60        5.26%      $0.64        3.22%

---------
Factors affecting regional trends in revenues and expenses include;
     - acts of nature, including Hurricane Andrew (Florida, 1993) and the Northridge earthquake (Southern California, 1994).
     -    new competition from property development (Texas)
     - property valuations and related reassessments for purposes of property taxes (Illinois, 1995)
These factors have and are expected to continue to affect regional operating trends. During 1996, management expects additional property tax assessments due to higher valuations/rates, resulting in increased property taxes. In addition, due to severe winter weather, snow removal expense is expected to increase.

     PRO FORMA  EQUITY IN EARNINGS OF REAL ESTATE  ENTITIES/PROPERTY  MANAGEMENT
OPERATIONS: The improvement in the historical operating performance of the Same Store facilities in 1995 compared to 1994 has translated into pro forma increases in the Company's equity in earnings of real estate entities and property management operations, assuming the Company owned such interests as of the beginning of 1994. As noted above, a substantial portion of the real estate facilities owned by the Unconsolidated Entities is represented in the Same Store operations included in the above table. Improvements in the Same Store operations generally translates into increased equity in earnings from the Unconsolidated Entities. Accordingly, the increase in the pro forma equity in earnings during 1995 compared to 1994 was principally the result of improved operations for the facilities owned by the Unconsolidated Entities.

     Since the Company's property management fees are directly related to the growth in revenues of the facilities it manages, the growth in the revenues of the Same Store facilities generally translates into increased property management fees. The pro forma property management income fee (after consolidation adjustments to eliminate management fees with respect to the consolidated properties) increased from $12.9 million in 1994 to $13.7 million in 1995, representing an increase of 6.2%. This increase is principally the result of increased rental income for those facilities owned by the Unconsolidated Entities.

     The following table summarizes the operating results of the property management operations on a stand alone basis prior to consolidation adjustments to eliminate management fees with respect to the consolidated properties (including the period from November 16, 1995 through the end of the 1995):

                                  Year Ended December 31,                      Year Ended December 31,
                                  -----------------------                      -----------------------
                                   1995           1994         Change           1994            1993            Change
                                   ----           ----         ------           ----            ----            ------
                                                                  (dollar amounts in thousands)

Facility management               $30,220         $28,356           6.6%       $28,356         $26,070            8.8%
   fee
Cost of facility
   management                       6,361           6,291           1.1%         6,291           6,734           (6.6)%

Net operating income              $23,859         $22,065           8.1%       $22,065         $19,336           13.9%


     PRO FORMA ADVISORY FEE AND INTEREST EXPENSE: As a result of the PSMI Merger the Company became self-advised and will no longer incur advisory fees. Pro forma interest expense for 1995 and 1994 indicates a substantial increase with respect to the historical amounts for the same periods. These increases reflect the additional debt ($93.3 million) which the Company assumed in connection with the PSMI Merger. The pro forma amounts, however, do not reflect the prepayment of $36.4 million of mortgage debt during January 1996 and the related pro forma reduction to interest expense.


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

     The Company has operated and intends to continue to operate in a self-sufficient manner without reliance on external sources of financing to fund its ongoing operating needs. The Company believes that funds internally generated from ongoing operations will continue to be sufficient to enable it to meet its operating expenses, capital improvements, debt service requirements and distributions to shareholders for the foreseeable future. Over the past three years, funds internally generated from ongoing operations were in excess of the Company's operating needs, allowing the Company to retain cash flow, which it used to invest in the acquisition of additional real estate investments or make optional principal repayments on debt.

     Despite the Company's ability to retain a portion of its internally generated cash flow, the Company's growth strategies have required the Company to seek external financing. The Company has an unsecured $125.0 million revolving credit facility with a group of banks which it uses as a temporary source of acquisition financing. The Company, however, seeks to ultimately finance all acquisitions with permanent sources of capital. As a result, the Company has raised capital through the public issuance of both common and preferred stock which was used to repay borrowings and make additional investments in real estate assets.

     INTERNALLY GENERATED CASH FLOWS: The Company believes that important measures of its performance as well as its liquidity are cash provided by operations, funds from operations ("FFO") and the ability of these measures to fund the Company's operating requirements (i.e. capital improvements, principal payments on debt, and distribution requirements).

     Net cash provided by operations (as determined in accordance with generally accepted accounting principles) reflects the cash generated from the Company's business before distributions to various equity holders, including the preferred shareholders, capital expenditures or mandatory principal payments on debt. Net cash provided by operations has increased over the past three years from $59.5 million in 1993 to $123.5 million in 1995.

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

                                                                                     For the Year Ended December 31,
                                                                       -------------------------------------------------------
                                                                         1995
                                                                      (pro forma)         1995           1994           1993
                                                                      -----------         ----           ----           ----
                                                                                        (amounts in thousands)

Net income......................................................        $108,443        $70,386         $42,118       $28,036
Depreciation and amortization...................................          53,703         40,760          28,274        24,998
Depreciation from Unconsolidated Entities.......................          18,320          2,045               -             -
Minority interest in income.....................................           6,992          7,137           9,481         7,291
Environmental accrual...........................................           3,251          3,251               -             -
Amortization of discounts on mortgage notes receivable..........               -           (113)           (693)         (848)
                                                                         -------        -------          ------        ------
      Net cash provided by operating activities.................         190,709        123,466          79,180        59,477

Distributions from operations to minority interests.............         (17,994)       (18,380)        (23,037)      (23,647)
                                                                         -------        -------         -------       -------

Cash from operations/FFO allocable to the Company's shareholders         172,715        105,086          56,143        35,830
Less: preferred stock dividends.................................         (33,466)       (31,124)        (16,846)      (10,888)
                                                                         -------        -------         -------       -------

Cash from operations/FFO available to common shareholders.......         139,249         73,962          39,297        24,942

Capital improvements to maintain facilities:
   Mini-warehouses..............................................          (9,323)        (8,509)         (6,360)       (3,520)
   Business parks...............................................          (2,852)        (2,852)         (1,952)       (2,915)
  Add back: minority interest share of capital improvements to
     maintain facilities........................................           1,428          3,219           2,948         2,935
                                                                           -----          -----           -----         -----

Funds available for principal payments on debt, common dividends
   and reinvestment.............................................         128,502         65,820          33,933        21,442

Cash distributions to common shareholders.......................         (63,122)       (38,586)        (21,249)      (14,728)
                                                                         -------        -------         -------       -------

Funds available for principal payments on debt and reinvestment.         $65,380        $27,234        $ 12,684      $  6,714
                                                                         =======        =======        ========      ========

     See the consolidated statements of cash flows for the each of the three years in the period ended December 31, 1995 for additional information regarding the Company's investing and financing activities.

     Total FFO increased to $105,086,000 for the year ended December 31, 1995 compared to $56,143,000 in 1994 and $35,830,000 in 1993. FFO applicable to the common shareholders (after deducting preferred stock dividends) increased to $73,962,000 for the year ended December 31, 1995 compared to $39,297,000 in 1994 and $24,942,000 in 1993. FFO means net income (loss) (computed in accordance with GAAP) before (i) gain (loss) on early extinguishment of debt, (ii) minority interest in income and (iii) gain (loss) on disposition of real estate, adjusted as follows: (i) plus depreciation and amortization (including the Company's pro-rata share of depreciation and amortization of unconsolidated equity interests and amortization of assets acquired in the PSMI Merger, including property management agreements and goodwill), and (ii) less FFO attributable to minority interest. FFO is a supplemental performance measure for equity REITs as defined by the National Association of Real Estate Investment Trusts, Inc. ("NAREIT"). The NAREIT definition does not specifically address the treatment of minority interest in the determination of FFO or the treatment of the amortization of property management agreements and goodwill. In the case of the Company, FFO represents amounts attributable to its shareholders after deducting amounts attributable to the minority interests and before deductions for the amortization of property management agreements and goodwill. FFO is presented because many industry analysts consider FFO to be one measure of the performance of the Company and it is used in establishing the terms of the Class B Common Stock. FFO does not take into consideration capital improvements, scheduled principal payments on debt, distributions and other obligations of the Company. Accordingly, FFO is not a substitute for the Company's cash flow or net income (as discussed above) as a measure of the Company's liquidity or operating performance.

     The Company accounts for the Unconsolidated Entities using the equity method of accounting, and accordingly, earnings are recognized based upon the Company's interest in each of the partnerships and REITs. The interest for a period is based upon the Company's share of the increase or decrease in the net assets of the entities. Provisions of these partnerships and REITs, however, provide for the payment of preferred cash distributions to other investors (until certain specified amounts have been paid) without regard to the pro rata interest of all investors in current earnings. As a result, actual cash distributions to be paid to the Company's for a period of time will be less than the Company's FFO, as defined, from these entities. On a pro forma basis for 1995, FFO distributed to the Company was approximately $16.1 million less than the Company's share of FFO. Preferred cash distributions paid to other investors during each period have the effect of increasing the Company's economic interest in each of the respective entities and reducing the amount of future preference payments which must be paid to other investors before cash distributions will be shared on a pro rata basis with respect to each investor's actual interest. The aggregate future preference payments to other investors is approximately $125.0 million and is expected to be paid over approximately 15 years, with approximately 50% of the amount being paid over the next 3.5 years.

     RETENTION OF OPERATING CASH FLOWS: Operating as a REIT, the Company's ability to retain cash flow for reinvestment is restrictive. In order for the Company to maintain its REIT status, a substantial portion of its operating cash flows must be used to make distributions to its shareholders (see "REIT status" below). Remaining cash flows must then be sufficient to fund necessary capital improvements and scheduled debt service requirements. Accordingly, the Company's ability to be self-sufficient is predicated on its ability to generate sufficient operating cash flows to satisfy its REIT distribution requirements, capital improvement requirements, scheduled debt service requirements, and provide funds for additional investments.

     Over the past four years, the Company's conservative distribution policy has enabled it to retain significant funds (after capital improvements) to make additional investments and debt reductions. During 1993, 1994, and 1995, the Company distributed to common shareholders approximately 59%, 54% and 52% of its FFO available to common shareholders, respectively, allowing it to retain approximately $46.6 million over this period of time after satisfying its capital improvements and preferred stock dividend requirements.

     DISTRIBUTIONS REQUIREMENTS: During 1995, the Company paid dividends totaling $24,654,000 to the holders of the Company's Senior Preferred Stock, $6,470,000 to the holders of the Convertible Preferred Stock, and $38,586,000 to the holders of Common Stock. Dividends with respect to the Senior Preferred Stock and the Convertible Preferred Stock include pro-rated amounts for securities issued during 1995. In January 1996, the Company issued approximately $165.0 million of additional Senior Preferred Stock (8.45% Series H Preferred Stock). The Company estimates that the distribution requirements for fiscal 1996 with respect to Senior Preferred Stock (including the Senior Preferred Stock issued in January 1996) and the Convertible Preferred Stock to be approximately $63.9 million.

     CAPITAL IMPROVEMENT REQUIREMENTS: During 1996, the Company has budgeted approximately $14.1 million for capital improvements ($10.6 million for its mini-warehouse and $3.5 million for its business park facilities). The minority interests' share of the budgeted capital improvements is approximately $2.8 million.

     During 1995, the Company commenced a program to enhance its visual icon and modernize the appearance of its mini-warehouse facilities, including modernization of signs, paint color schemes, and rental offices. Included in the 1996 capital improvement budget is approximately $4.0 million with respect to these expenditures.

     The significant increases in capital improvements in 1995 and 1994 for the mini-warehouse facilities (as reflected in the table above) is due to (i) the acquisition of new facilities in 1995, 1994 and 1993, (ii) approximately $800,000 of non-recurring expenditures the Company incurred during 1994 to upgrade certain facilities in Texas to provide for climate controlled storage units, and (iii) approximately $2.0 million of visual enhancements during 1995.

     DEBT SERVICE REQUIREMENTS: The Company does not believe it has any significant refinancing risks with respect to its mortgage debt and nominal interest rate risks associated with its variable rate mortgage debt. The Company uses its $125.0 million of bank credit facility (all of which was unused as of March 15, 1996) primarily to fund acquisitions and provide financial flexibility and liquidity. The credit facility currently bears interest at LIBOR plus 1.00%.

     At December 31, 1995, the Company had total outstanding borrowings of approximately $158.1 million. During January 1996, the Company retired early approximately $36.4 million of debt with the proceeds of a preferred stock offering.
                                       33

Approximate principal maturities of notes payable, as adjusted to reflect the early retirement of mortgage debt totaling $36.4 million in January 1996, are as follows:

                                                 Mortgage Debt
                                          ------------------------
                          7.08% Unsecured                Variable
                           Senior Notes   Fixed Rate       Rate          Total
                           ------------   ----------       ----          -----
                                                  (in thousands)


1996 ...............       $  5,750       $  5,173       $    17        $ 10,940
1997 ...............          6,500          6,105           804          13,409
1998 ...............          7,250          8,006           --           15,256
1999 ...............          8,000          6,467           --           14,467
2000 ...............          8,750          2,707           --           11,457
Thereafter .........         29,250         26,879           --           56,129
                             ------         ------        ------          ------
                           $ 65,500       $ 55,337       $   821        $121,658
                           ========       ========       =======        ========


     EXTERNAL FINANCING: The Company intends to continue to expand its asset and capital base through the acquisition of real estate assets and interests in real estate assets from both unaffiliated and affiliated parties through direct purchases, mergers, tender offers or other transactions. The Company expects to fund these transactions with internally generated retained cash flows and borrowings under its $125.0 million credit facility. The Company intends to repay amounts borrowed under the credit facility from undistributed operating cash flow or, as market conditions permit and are determined to be advantageous, from the public or private placement of securities.

     During 1995 and 1994, the Company publicly issued approximately $332.9 million of preferred stock and $190.2 million of common stock. In addition, in January 1996, the Company issued $163.2 million of its Series H Preferred Stock. The following table summarizes the Company's historic capitalization at the end of 1995, 1994 and as adjusted to reflect the issuance of the Series H Preferred Stock in January 1996 and the use of proceeds therefrom to retire mortgage debt:

                                                                            At December 31,
                                                             -----------------------------------------
                                                               1995            1995             1994
                                                            (as adjusted)   (historical)    (historical)
                                                             -----------    -----------      ---------
                                                                            (in thousands)

Total debt
  Lines of credit                                           $         -      $       -      $  25,447
  Unsecured senior debt                                          65,500         65,500              -
  Mortgage notes                                                 56,158         92,552         51,788
     Total debt                                                 121,658        158,052         77,235
                                                             -----------    -----------      ---------

Minority interests                                              112,373        112,373        141,227
Total shareholders' equity:
  Senior Preferred Stock                                        618,900        450,150        165,275
  Convertible Preferred Stock                                    85,970         85,970         57,500
  Common Stock                                                1,092,867      1,098,383        365,011
                                                             -----------    -----------      ---------
                                                              1,797,737      1,634,503        587,786
                                                             -----------    -----------      ---------

     Total capitalization (book value)                       $2,031,768     $1,904,928       $806,248

Ratio of debt to total capitalization                               6.0%           8.3%           9.6%
                                                             ===========    ===========      =========

Ratio of debt to total shareholders' equity                         6.8%           9.7%          13.1%
                                                             ===========    ===========      =========

Ratio of debt and preferred stock to total capitalization          40.7%          36.4%          37.2%
                                                             ===========    ===========      =========

     The Company believes that its size and financial flexibility enable it to access capital for growth when appropriate. The Company's financial profile is characterized by a low level of debt to total capitalization, increasing net income, increasing cash flow from operations, and a conservative dividend payout ratio with respect to the common stock. The Company's credit ratings on its Senior Preferred Stock were recently upgraded by each of the three major credit agencies (Baa2 by Moody's and BBB+ by Standard and Poors and Duff & Phelps).

     The Company's portfolio of real estate facilities remains substantially unencumbered. At December 31, 1995, the Company had mortgage debt outstanding of $56.2 million (as adjusted) and had consolidated real estate facilities with a book value of $1.2 billion. The Company, however, has been adverse to financing its acquisitions with debt and generally will only increase its mortgage borrowing through the assumption of pre-existing debt on acquired real estate facilities.

     Over the past three years the Company has funded substantially all of its acquisitions with permanent capital (both common and preferred stock). Unlike many other real estate companies, the Company has elected to use preferred stock despite the fact that the coupon rates of its preferred stock exceeds current rates on conventional debt. The Company has chosen this route for the following reasons: (i) the Company's perpetual preferred stock has no sinking fund requirements, or maturity date and does not require redemption, all of which eliminate any future refinancing risks, (ii) preferred stock allows the Company to leverage the common stock without the attendant interest rate or refinancing risks of debt, and (iii) dividends on the preferred stock can be applied to the Company's REIT distributions requirements, which have helped the Company to maintain a low common stock dividend payout ratio and retain cash flow.

     Subsequent to December 31, 1995, the Company issued approximately $163.2 million of its 8.45% Series H Preferred Stock. The net proceeds from the offering have been used to repay debt ($36.2 million), acquire real estate facilities ($71.8 million), and acquire limited partnership interests in Unconsolidated Entities ($42.7 million). The Company believes that its cash reserves at March 31, 1996 will be approximately of $55 million.

     PROPOSED MERGERS: On March 19, 1996, the shareholders of each of Public Storage Properties IX, Inc. ("Properties 9") and PS Business Parks, Inc. ("PSBP") approved the mergers of the respective corporations into the Company and it is expected that the mergers will be completed during March 1996. In the mergers, it is estimated that the Company will issue an aggregate of 1.5 million shares of Common Stock and pay an additional $11.5 million in cash. Properties 9 owns and operates 15 properties: 14 mini-warehouses (881,000 square feet) and one business parks (72,000 square feet). PSBP owns and operates a single business park (173,000 square feet).

     In March 1996 the Company and Storage Properties, Inc. ("SPI"), a publicly traded equity real estate investment trust agreed, subject to certain conditions, to merge. Upon the merger, each outstanding share of SPI common stock would be converted, at the election of the shareholders of SPI, into either shares of the Company's common stock with a market value of $7.31 or, with respect to up to 20% of the SPI common stock, $7.31 in cash. SPI has 3,348,167 outstanding shares of common stock and an estimated value of $24.5 million. The merger agreement is conditioned on, among other requirements, receipt of satisfactory fairness opinions by SPI and approval by the shareholders of SPI. The Company has as advisory agreement and a property management agreement with SPI. SPI owns seven mini-warehouses (371,465 square feet).

     DEVELOPMENT ACTIVITIES: Historically, the Company only acquired interests in existing/operating real estate facilities. During 1995, the Company began the development of three mini-warehouse facilities, one of which began operations in 1995. The Company currently has plans to develop an additional 14 mini-warehouses in various locations at an estimated cost of approximately $60.0 million. The Company is evaluating the feasibility of developing additional mini-warehouses in selected markets in which there are few, if any, facilities to acquire at attractive prices and where the scarcity of other undeveloped parcels of land or other impediments to development make it difficult to construct additional competing facilities.

     Generally the construction period takes 9 months followed by a 18-24 month fill-up process until the newly constructed facility reaches a stabilized occupancy level. Due to the timing of the employment of the capital to construct the facilities and the relatively long "fill-up" period until the facilities reach a stabilized occupancy level, the Company's believes that its development plans may create earnings dilution in the short-term.

     REIT STATUS: The Company believes that it has operated, and intends to continue to operate, in such a manner as to qualify as a REIT under the Internal Revenue Code of 1986, but no assurance can be given that it will at all times so qualify. To the extent that the Company continues to qualify as a REIT, it will not be taxed, with certain limited exceptions, on the taxable income that is distributed to its shareholders.

     As a REIT, the Company is not taxed on that portion of its taxable income which is distributed to its shareholders provided that at least 95% of its taxable income is so distributed prior to filing of the Company's tax return. The Company has satisfied the REIT distribution requirement since 1980.

     In addition to certain asset tests, the Company must meet several annual gross income tests to retain its REIT qualification. Under the 95% gross income test, the Company must derive at least 95% of its total gross income from specified classes of income related to real property, dividends, interest or gains from the sale or other distribution of stock or other securities that do not constitute "dealer property." If the Company fails to meet the 95% test during any taxable year, its

REIT status would terminate for that year and future years unless it qualifies for the "good cause" exception. Generally, if the Company fails the 95% test but still retains its qualification as a REIT under the "good cause" exception, it would be subject to a 100% excise tax on the amount of the excess nonqualifying income multiplied by a fraction, the numerator of which would be the Company's taxable income (computed without its distribution deduction) and the denominator of which would be the Company's gross income from all sources. This excise tax would have the general effect of causing the Company to pay all net profits generated from this excess nonqualifying income to the Internal Revenue Service.

     Subsequent to the PSMI Merger, the Company assumed and is performing property management activities for the various partnerships and REITs in which the Company has an interest. The Company receives property management fees from such partnerships, REITs and other owners in exchange for the performance of such management activities. The gross income received by the Company from these property management activities with respect to the facilities owned by third party entities and REITs in which the Company has an ownership interest will be treated as income not qualifying under the 95% test. A portion of the gross income (representing a pro rata amount allocated to partnership interests not owed by the Company) received by the Company from property management activities with respect to the facilities owned by partnerships in which the Company has an ownership interest will also be treated as income not qualifying under the 95% test.

     At the time of the PSMI Merger, if there were no change in current revenues of the Company and PSMI and the Company took no action to reduce its nonqualifying income, the Company estimated it would not satisfy the 95% gross income test for 1996. However, the percentage of nonqualifying income may be reduced in a variety of ways: (i) through the prepayment of management fees,
(ii) through increase in overall gross income that result from increases in qualifying rents will reduce the percentage of nonqualifying income (i.e. the acquisition of additional real estate investments which generate qualifying rents), and (iii) through the acquisition of properties currently managed by the Company, thereby the management fees received by the Company would cease to be nonqualifying income.

     In order to reduce the amount of nonqualifying income the Company would earn in 1996, certain entities prepaid during 1995 to the Company a portion of the management fees that the Company otherwise would have received in 1996 discounted for early payment. The amount prepaid during 1995 was approximately $4.5 million. In addition, subsequent to the PSMI Merger, the Company publicly issued preferred stock raising net offering proceeds of approximately $330.1 million. The net proceeds have been used to repay debt and acquire additional real estate investments including interests in properties managed by the Company. The Company believes that the prepayment of management fees combined with the acquisition of additional real estate investments will enable the Company to meet the 95% test for 1996 and subsequent years.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
         -------------------------------------------
     The financial statements of the Company at December 31, 1995 and December 31, 1994 and for each of the three years in the period ended December 31, 1995 and the report of Ernst & Young LLP, Independent Auditors, thereon and the related financial statement schedules, are included elsewhere herein. Reference is made to the Index to Financial Statements and Schedules in Item 14.



ITEM 9.  DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
         ----------------------------------------------------
     Not applicable.

                                    PART III
                                    --------


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
         --------------------------------------------------
     Incorporated by reference herein is the information required by this item, which is to be included in an amendment on Form 10-K/A to the Form 10-K filed within 120 days of the end of the Company's 1995 fiscal year.



ITEM 11. EXECUTIVE COMPENSATION
         ----------------------
     Incorporated by reference herein is the information required by this item, which is to be included in an amendment on Form 10-K/A to the Form 10-K filed within 120 days of the end of the Company's 1995 fiscal year.



ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
         --------------------------------------------------------------
     Incorporated by reference herein is the information required by this item, which is to be included in an amendment on Form 10-K/A to the Form 10-K filed within 120 days of the end of the Company's 1995 fiscal year.



ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
         ----------------------------------------------
     Incorporated by reference herein is the information required by this item, which is to be included in an amendment on Form 10-K/A to the Form 10-K filed within 120 days of the end of the Company's 1995 fiscal year.
                                       38

                                     PART IV


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
         ----------------------------------------------------------------
(a)      1. Financial Statements

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


         3. Exhibits
         See Index to Exhibits contained herein.


(b)      Reports on Form 8-K

         The Company filed a Current Report on Form 8-K dated November 16, 1995, (filed November 29, 1995), pursuant to Item 2 relating to the PSMI Merger, and pursuant to Item 5 which filed the following financial information relating to the PSMI Merger:

               - Combined Statements of Assets, Liabilities and Equity of the Property Management and Advisory Businesses and Real Estate Assets of Public Storage, Inc. (Operating Companies and Real
                  Estate   Interests)
               -  Pro Forma Consolidated Financial Statements

(c)      Exhibits:
         See Index to Exhibits contained herein.

                              PUBLIC STORAGE, INC.
                                INDEX TO EXHIBITS
                           (Items 14(a)(3) and 14(c))

 3.1 Restated Articles of Incorporation. Filed with Registrant's Registration Statement No. 33-54557 and incorporated herein by reference.

 3.2 Certificate of Determination for the 10% Cumulative Preferred Stock, Series A. Filed with Registrant's Registration Statement No. 33-54557 and incorporated herein by reference.

 3.3 Certificate of Determination for the 9.20% Cumulative Preferred Stock, Series B. Filed with Registrant's Registration Statement No. 33-54557 and incorporated herein by reference.

 3.4 Amendment to Certificate of Determination for the 9.20% Cumulative Preferred Stock, Series B. Filed with Registrant's Registration Statement No. 33-56925 and incorporated herein by reference.

 3.5   Certificate of Determination for the 8.25%  Convertible  Preferred Stock.
       Filed  with   Registrant's   Registration   Statement  No.  33-54557  and
       incorporated herein by reference.

 3.6 Certificate of Determination for the Adjustable Rate Cumulative Preferred Stock, Series C. Filed with Registrant's Registration Statement No. 33-54557 and incorporated herein by reference.

 3.7 Certificate of Determination for the 9.50% Cumulative Preferred Stock, Series D. Filed with Registrant's Form 8-A/A Registration Statement relating to the 9.50% Cumulative Preferred Stock, Series D and incorporated herein by reference.

 3.8 Certificate of Determination for the 10% Cumulative Preferred Stock, Series E. Filed with Registrant's Form 8-A/A Registration Statement relating to the 10% Cumulative Preferred Stock, Series E and incorporated herein by reference.

 3.9 Certificate of Determination for the 9.75% Cumulative Preferred Stock, Series F. Filed with Registration's Form 8-A/A Registration Statement relating to the 9.75% Cumulative Preferred Stock, Series F and incorporated herein by reference.

 3.10 Certificate of Determination for the Convertible Participating Preferred Stock. Filed with Registrant's Registration Statement No. 33-63947 and incorporated herein by reference.

 3.11 Certificate of Amendment of Articles of Incorporation, Filed with Registrant's Registration Statement No. 33-63947 and incorporated herein by reference.

 3.12 Certificate of Determination for the 8-7/8% Cumulative Preferred Stock, Series G. Filed with Registration's Form 8-A/A Registration Statement relating to the Depositary Shares Each Representing 1/1,000th of a Share of 8-7/8% Cumulative Preferred Stock, Series G and incorporated herein reference..

 3.13 Certificate of Determination for the 8.45% Cumulative Preferred Stock, Series H. Filed with Registrant's Form 8-A/A Registration Statement relating to the Depositary Shares Each Representing 1/1,000th of a Share of 8.45% Cumulative Preferred Stock, Series H and incorporated herein by reference.

 3.14 Bylaws, as amended. Filed with Registration's Registration Statement No. 33-64971 and incorporated herein by reference.

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

 10.8 Seventh Amendment to Amended and Restated Advisory Contract between Registrant and Public Storage Advisers, Inc. dated as of April 13, 1995. Filed with Registrant's Current Report on Form 8-K dated April 25, 1995 and incorporated herein by reference.

 10.9     Amended  Management  Agreement  between  Registrant and Public Storage
          Management, Inc. dated as of February 21, 1995. Filed with Registrant's Annual Report on Form 10-K for the year ended December 31, 1994 and incorporated herein by reference.

 10.10 Amended Management Agreement between Registrant and Public Storage Commercial Properties Group, Inc. dated as of February 21, 1995. Filed with Registrant's Annual Report on Form 10-K for the year ended December 31, 1994 and incorporated herein by reference.

 10.11 Loan Agreement between Registrant and Aetna Life Insurance Company dated as of July 11, 1988. Filed with Registrant's Current Report on Form 8-K dated July 14, 1988 and incorporated herein by reference.

 10.12    Amendment  to  Loan  Agreement  between   Registrant  and  Aetna  Life
          Insurance Company dated as of September 1, 1993. Filed with Registrant's Annual Report on Form 10-K for the year ended December 31, 1993 and incorporated herein by reference.

 10.13 Credit Agreement by and among Registrant, Wells Fargo Bank, National Association, as agent, and the financial institutions party thereto dated as of May 22, 1995. Filed with Registrant's Quarterly Report on Form 10-Q for the period ended June 30, 1995 and incorporated herein by reference.

 10.14 Note Assumption and Exchange Agreement by and among Public Storage Management, Inc., Public Storage, Inc., Registrant and the holders of the notes dated as of November 13, 1995. Filed with Registrant's Registration Statement No. 33-64971 and incorporated herein by reference.

 10.15+ Registrant's 1990 Stock Option Plan. Filed with Registrant's Annual Report on Form 10-K for the year ended December 31, 1994 and incorporated herein by reference.

 10.16+ Registrant's 1994 Stock Option Plan. Filed with Registrant's Annual Report on Form 10-K for the year ended December 31, 1994 and incorporated herein by reference.

 10.17 Agreement and Plan of Reorganization between Registrant and Public Storage Properties VI, Inc. dated as of September 26, 1994. Filed with Registrant's Registration Statement No. 33-56925 and incorporated herein by reference.

 10.18 Agreement and Plan of Reorganization between Registrant and Public Storage Properties VII, Inc. dated as of February 2, 1995. Filed with Registrant's Registration Statement No. 33-58893 and incorporated herein by reference.

 10.19 Agreement and Plan of Reorganization by and among Public Storage, Inc., Public Storage Management, Inc. and Registrant dated as of June 30, 1995. Filed as Appendix A to Registrant's Proxy Statement dated October 11, 1995 (filed October 13, 1995) and incorporated herein by reference.

 10.20 Amendment to Agreement and Plan of Reorganization by and among Public Storage, Inc., Public Storage Management, Inc. and Registrant dated as of November 13, 1995. Filed with Registrant's Current Report on Form 8-K dated November 16, 1995 and incorporated herein by reference.

 10.21 Agreement and Plan of Reorganization among Registrant, Public Storage Properties IX, Inc., and PS Business Parks, Inc. dated as of December 13, 1995. Filed with Registrant's Registration Statement No. 333-00591 and incorporated herein by reference.

 10.22 Deposit Agreement dated as of December 13, 1995, among Registrant, The First National Bank of Boston, and the holders of the depositary receipts evidencing the Depositary Shares Each Representing 1/1,000 of a Share of 8-7/8 Cumulative Preferred Stock, Series G. Filed with Registrant's Form 8-A/A Registration Statement relating to the Depositary Shares Each Representing 1/1000th of a Share of 8-7/8 Cumulative Preferred Stock, Series G and incorporated herein by reference.

 10.23 Deposit Agreement dated as of January 25, 1996, among Registrant, The First National Bank of Boston, and the holders of the depositary receipts evidencing the Depositary Shares Each Representing 1/1,000 of a Share of 8.45% Cumulative Preferred Stock, Series H. Filed with Registrant's Form 8-A/A Registration Statement relating to the Depositary Shares Each Representing 1/1000th of a Share of 8.45% Cumulative Preferred Stock, Series H and incorporated herein by reference.

 10.24++ Employment Agreement between Registrant and B. Wayne Hughes dated as of November 16, 1995. Filed herewith.

 11       Statement Re Computation of Earnings Per Share. Filed herewith.

 12 Statement Re Computation of Ratio of Earnings to Fixed Charges. Filed herewith.

 23       Consent of Independent Auditors. Filed herewith.

 27       Financial data schedule. Filed herewith.

       --------
       +     Compensatory benefit plan.
       ++    Management contract.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                               PUBLIC STORAGE, INC.

Date: March  22, 1996                          By:  /s/ Harvey Lenkin
      ---------------                               ------------------------
                                                    Harvey Lenkin, President

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


     Signature                                    Title                                 Date
     ---------                                    -----                                 ----

  /s/ B. Wayne Hughes                  Chairman of the Board, Chief              March 22, 1996
  -------------------                  Executive Officer and Director            ---------------
  B. Wayne Hughes                      (principal executive officer)

  /s/ Harvey Lenkin                    President and Director                    March 22, 1996
  -------------------                                                            ---------------
  Harvey Lenkin

  /s/ Ronald L. Havner, Jr.            Senior Vice President and                 March 22, 1996
  -------------------                  Chief Financial Officer                   ---------------
  Ronald L. Havner, Jr.                (principal financial officer)


  /s/ John Reyes                       Vice President and Controller             March 22, 1996
  -------------------                  (principal accounting officer)            ---------------
  John Reyes

  /s/ Robert J. Abernethy              Director                                  March 22, 1996
  -------------------                                                            ---------------
  Robert J. Abernethy

  /s/ Dann V. Angeloff                 Director                                  March 22, 1996
  -------------------                                                            ---------------
  Dann V. Angeloff

  /s/ William C. Baker                 Director                                  March 22, 1996
  -------------------                                                            ---------------
  William C. Baker

                                       Director
  -------------------                                                            ---------------
  Uri P Harkham

  /s/ Berry Holmes                     Director                                  March 22, 1996
  -------------------                                                            ---------------
  Berry Holmes


                              PUBLIC STORAGE, INC.
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                  AND SCHEDULES

                                  (Item 14 (a))


                                                                         Page
                                                                      References


Report of Independent Auditors............................................F-1

Consolidated balance sheets as of December 31, 1995 and 1994..............F-2

For each of the three years in the period ended
   December 31, 1995:

   Consolidated statements of income......................................F-3

   Consolidated statements of shareholders' equity .......................F-4

   Consolidated statements of cash flows..............................F-5 - F-6

Notes to consolidated financial statements............................F-7 - F-21

Schedules:


   III - Real estate and accumulated depreciation....................F-22 - F-35

   IV - Mortgage loans on real estate................................F-36 - F-37


All other schedules have been omitted since the required information is not present or not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements or notes thereto.

                         REPORT OF INDEPENDENT AUDITORS
                         ------------------------------




The Board of Directors and Shareholders
Public Storage, Inc.


We have audited the accompanying consolidated balance sheets of Public Storage, Inc. as of December 31, 1995 and 1994, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1995. Our audits also included the financial statement schedules listed in the Index at Item 14 (a). These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Public Storage, Inc. at December 31, 1995 and 1994, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.




                                               ERNST & YOUNG  L L P
Los Angeles, California

February 26, 1996


                              PUBLIC STORAGE, INC.
                           CONSOLIDATED BALANCE SHEETS
                           December 31, 1995 and 1994
                    (amounts in thousands, except share data)

                                                                                       December 31,           December 31,
         ASSETS                                                                            1995                   1994
         ------                                                                        -----------            ------------


Cash and cash equivalents....................................................        $     80,436             $    20,151

Real estate facilities, at cost:
   Land......................................................................             382,144                 267,039
   Buildings.................................................................           1,030,990                 700,679
                                                                                        ---------                 -------
                                                                                        1,413,134                 967,718
   Accumulated depreciation..................................................            (241,966)               (202,745)
                                                                                         --------                --------

                                                                                        1,171,168                 764,973



Investment in real estate entities...........................................             416,216                   8,858

Intangible assets, net.......................................................             231,562                       -

Mortgage notes receivable from affiliates....................................              23,699                  23,062

Other assets.................................................................              14,380                   3,265
                                                                                           ------                   -----

              Total assets...................................................         $ 1,937,461               $ 820,309
                                                                                      ===========               =========

         LIABILITIES AND SHAREHOLDERS' EQUITY
         ------------------------------------

Revolving line of credit.....................................................         $         -              $   25,447

Notes payable................................................................             158,052                  51,788

Accrued and other liabilities................................................              32,533                  14,061
                                                                                           ------                  ------

         Total liabilities...................................................             190,585                  91,296

Minority interest............................................................             112,373                 141,227

Commitments and contingencies

Shareholders' equity:

   Preferred Stock, $.01 par value, 50,000,000 shares authorized, 13,444,100 shares issued and outstanding (8,911,000 at December 31, 1994), at liquidation preference:

         Cumulative Preferred Stock, issued in series........................             450,150                 165,275
         Convertible Preferred Stock.........................................              85,970                  57,500

   Common stock, $.10 par value, 200,000,000 shares authorized, 71,513,799
     shares issued and outstanding (28,826,707 at December 31, 1994).........               7,152                   2,883
   Class B Common Stock, $.10 par value, 7,000,000 shares authorized and
     issued (none at December 31, 1994)......................................                 700                       -
   Paid-in capital...........................................................           1,100,088                 372,361
   Cumulative net income.....................................................             242,871                 172,485
   Cumulative distributions paid.............................................            (252,428)               (182,718)
                                                                                         --------                --------
         Total shareholders' equity..........................................           1,634,503                 587,786
                                                                                        ---------                 -------
              Total liabilities and shareholders' equity.....................         $ 1,937,461                $820,309

                                                                                      ===========                ========

                    See accompanying notes.



                              PUBLIC STORAGE, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
        For each of the three years in the period ended December 31, 1995
                  (amounts in thousands, except per share data)


                                                                           1995                1994                1993
                                                                        ---------           ---------           ---------

Revenues:
   Rental income................................................         $202,134            $141,845            $109,203
   Equity in earnings of real estate entities...................            3,763                 764                 563
   Facility management fee......................................            2,144                   -                   -
   Interest and other income....................................            4,609               4,587               4,914
                                                                         ---------           ---------           ---------
                                                                          212,650             147,196             114,680
                                                                         ---------           ---------           ---------

Expenses:
  Cost of operations............................................           72,247              52,816              42,116
  Cost of facility management...................................              452                   -                   -
  Depreciation and amortization ................................           40,760              28,274              24,998
  General and administrative....................................            3,982               2,631               2,541
  Environmental cost............................................            2,741                   -                   -
  Advisory fee .................................................            6,437               4,983               3,619
  Interest expense..............................................            8,508               6,893               6,079
                                                                         ---------           ---------           ---------
                                                                          135,127              95,597              79,353
                                                                         ---------           ---------           ---------

Income before minority interest.................................           77,523              51,599              35,327


Minority interest in income.....................................           (7,137)             (9,481)             (7,291)


Net income......................................................          $70,386             $42,118             $28,036


Net income allocation:
   Allocable to preferred shareholders..........................          $31,124             $16,846             $10,888
   Allocable to common shareholders.............................           39,262              25,272              17,148
                                                                         ---------           ---------           ---------
                                                                          $70,386             $42,118             $28,036
                                                                         =========           =========           =========



Per common share:

Net income......................................................          $  0.95              $ 1.05              $ 0.98
                                                                         =========           =========           =========

Weighted average common shares outstanding......................           41,171              24,077              17,558
                                                                         =========           =========           =========


                     See accompanying notes.

                              PUBLIC STORAGE, INC.
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
        For each of the three years in the period ended December 31, 1995
           (Amounts in thousands, except share and per share amounts)

                                                                                                      Class B
                                                             Preferred Stock            Common        Common         Paid-in
                                                        Cumulative    Convertible       Stock          Stock         Capital
                                                        ----------    -----------       -----          -----         -------

BALANCES AT DECEMBER 31, 1992.......................      $45,625    $        -          $1,732      $      -       $222,988
   Issuance of Preferred Stock, net of issuance
     costs:
       Series B (2,300,000 shares)..................       57,500             -               -             -         (2,297)
       Convertible (2,300,000 shares)...............            -        57,500               -             -         (2,424)

   Issuance of Common Stock (741,199 shares)........            -             -              74             -          9,624
   Net income.......................................            -             -               -             -              -
   Cash distributions:
       Preferred Stock..............................            -             -               -             -              -
       Common Stock, $0.84 per share................            -                             -             -              -
                                                        ---------     ---------       ---------     ---------      ---------

BALANCES AT DECEMBER 31, 1993.......................      103,125        57,500           1,806             -        227,891
   Issuance of Preferred Stock, net of issuance
   costs:
     Series B, C and D (2,486,000 shares)...........       62,150             -               -             -         (2,300)

   Issuance of Common Stock (10,770,437 shares).....            -             -           1,077             -        146,770
   Net income.......................................            -             -               -             -              -
   Cash distributions:
     Preferred Stock................................            -             -               -             -              -
     Common Stock, $0.85 per share..................            -             -               -             -              -

BALANCES AT DECEMBER 31, 1994.......................      165,275        57,500           2,883             -        372,361
                                                        ---------     ---------       ---------     ---------      ---------
   Issuance of Preferred Stock, net of issuance
   costs:
     Series E, F, G (4,501,900 shares)..............      284,875             -               -             -         (9,718)
     Convertible Participating (31,200 shares)......                     28,470

   Issuance of Common Stock (42,687,092 shares).....            -             -           4,269             -        664,645

   Issuance of Class B Common Stock (7,000,000
     shares)........................................            -             -               -           700         72,800

   Net income.......................................            -             -               -             -              -
   Cash distributions:
     Preferred Stock................................            -             -               -             -              -
     Common Stock, $0.88 per share..................            -             -               -             -              -
                                                        ---------     ---------       ---------     ---------      ---------

BALANCES AT DECEMBER 31, 1995.......................     $450,150       $85,970          $7,152          $700     $1,100,088
                                                        =========     =========       =========     =========      =========



                              PUBLIC STORAGE, INC.
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
        For each of the three years in the period ended December 31, 1995
           (Amounts in thousands, except share and per share amounts)



                                                                                          Total
                                                      Cumulative      Cumulative      Shareholders'
                                                      Net Income      Distributions      Equity
                                                      ----------      -------------      ------
BALANCES AT DECEMBER 31, 1992.......................    $102,331       $(119,007)       $253,669
   Issuance of Preferred Stock, net of issuance
     costs:
       Series B (2,300,000 shares)..................           -               -          55,203
       Convertible (2,300,000 shares)...............           -               -          55,076

   Issuance of Common Stock (741,199 shares)........           -               -           9,698
   Net income.......................................      28,036               -          28,036
   Cash distributions:
       Preferred Stock..............................           -         (10,888)        (10,888)
       Common Stock, $0.84 per share................           -         (14,728)        (14,728)
                                                       ---------        ---------       ---------


BALANCES AT DECEMBER 31, 1993.......................     130,367        (144,623)        376,066
   Issuance of Preferred Stock, net of issuance
   costs:
     Series B, C and D (2,486,000 shares)...........           -               -          59,850

   Issuance of Common Stock (10,770,437 shares).....           -               -         147,847
   Net income.......................................      42,118               -          42,118
   Cash distributions:
     Preferred Stock................................           -         (16,846)        (16,846)
     Common Stock, $0.85 per share..................           -         (21,249)        (21,249)
                                                       ---------        ---------       ---------

BALANCES AT DECEMBER 31, 1994.......................     172,485        (182,718)        587,786
   Issuance of Preferred Stock, net of issuance
   costs:
     Series E, F, G (4,501,900 shares)..............           -               -         275,157
     Convertible Participating (31,200 shares)......                                      28,470

   Issuance of Common Stock (42,687,092 shares).....           -               -         668,914

   Issuance of Class B Common Stock (7,000,000
     shares)........................................           -               -          73,500

   Net income.......................................      70,386               -          70,386
   Cash distributions:
     Preferred Stock................................           -         (31,124)        (31,124)
     Common Stock, $0.88 per share..................           -         (38,586)        (38,586)
                                                       ---------        ---------       ---------

BALANCES AT DECEMBER 31, 1995.......................    $242,871       $(252,428)     $1,634,503
                                                       =========        =========      ==========


                            See accompanying notes.

                              PUBLIC STORAGE, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
        For each of the three years in the period ended December 31, 1995
                             (amounts in thousands)

                                                                                    1995            1994            1993
                                                                                    ----            ----            ----

Cash flows from operating activities:
   Net income...............................................................       $70,386         $42,118         $28,036
   Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation and amortization (net of amortization of  mortgage notes
       receivable discounts)................................................        40,647          27,581          24,150
     Depreciation included in equity in earnings of real estate entities....         2,045               -               -
     Environmental accrual (including $510 from equity in earnings of real
       estate entities).....................................................         3,251               -               -
     Minority interest in income............................................         7,137           9,481           7,291
                                                                                     -----           -----           -----

       Total adjustments....................................................        53,080          37,062          31,441
                                                                                    ------          ------          ------

       Net cash provided by operating activities............................       123,466          79,180          59,477
                                                                                   -------          ------          ------

Cash flows from investing activities:
     Principal payments received on mortgage notes receivable...............         2,063           6,785           7,957
     Proceeds from disposition of real estate facilities, net...............             -           1,666           1,292
     Acquisition of minority interests in consolidated real estate                 (32,683)        (51,711)         (7,681)
       partnerships.........................................................
     Acquisition of mortgage notes receivable...............................       (12,355)         (4,020)        (61,325)
     Acquisition of real estate facilities..................................      (108,326)        (93,026)        (66,887)
     Acquisition cost of business combinations (cash portion)...............       (57,374)        (20,972)              -
     Acquisition of interests in real estate entities.......................       (19,919)              -               -
     Reinvestment in real estate entities...................................          (738)              -               -
     Construction in process................................................        (7,979)              -               -
     Capital improvements to real estate facilities.........................       (11,361)         (8,312)         (6,435)
     Deposits on pending real estate acquisitions...........................             -               -          (4,350)
                                                                                   --------         -------         -------

       Net cash used in investing activities................................      (248,672)       (169,590)       (137,429)
                                                                                  --------        --------        --------

Cash flows from financing activities:
     Net (pay downs) proceeds from revolving line of credit.................       (37,607)        (10,323)         33,740
     Net proceeds from the issuances of preferred stock.....................       275,157          57,899         110,279
     Net proceeds from the issuances of common stock........................        80,526         110,280           2,598
     Principal payments on mortgage notes payable...........................       (39,212)         (8,233)        (25,603)
     Distributions paid to shareholders.....................................       (69,072)        (38,095)        (25,616)
     Distributions from operations to minority interests in consolidated
       real estate partnerships.............................................       (18,380)        (23,037)        (23,647)
     Reinvestment by minority interests in consolidated real estate
       partnerships.........................................................        (1,739)          7,962          11,120
     Other..................................................................        (4,182)          3,576          (2,771)
                                                                                    ------           -----          ------

       Net cash provided by financing activities............................       185,491         100,029          80,100
                                                                                   -------         -------          ------

Net increase in cash and cash equivalents...................................        60,285           9,619           2,148

Cash and cash equivalents at the beginning of the year......................        20,151          10,532           8,384
                                                                                    ------          ------           -----

Cash and cash equivalents at the end of the year............................       $80,436         $20,151         $10,532
                                                                                   =======         =======         =======

                            See accompanying notes.
                                      F-5


                                                                                (Continued)
                                                                                    1995            1994            1993
                                                                                    ----            ----            ----
Supplemental schedule of noncash investing and financing activities:
   Investing activities:

   Acquisition of real estate facilities in exchange for common stock, the assumption of mortgage notes payable and the cancellation of mortgage
     notes receivable.......................................................      $(87,941)        $(42,656)      $(20,161)

   Business combinations (Note 3):
       Real estate facilities...............................................      (230,519)         (57,415)             -
       Investment in real estate entities...................................      (385,222)               -              -
       Mortgage notes receivable............................................        (6,667)               -              -
       Other assets.........................................................        (8,862)          (1,620)             -
       Intangible assets....................................................      (232,726)               -              -
       Accrued and other liabilities........................................        17,134              695              -
       Notes Payable........................................................        96,728                -              -
       Minority interest....................................................        17,034                -              -
   Acquisition of minority interests in consolidated real estate
     partnerships in exchange for common stock..............................             -                -         (3,496)
   Acquisition of partnership interests in real estate entities in exchange
     for common stock.......................................................        (4,034)               -         (1,873)
   Reduction in other assets - deposits on pending real estate acquisitions.             -            4,350              -
   Financing activities:
   Cancellation of mortgage notes receivable to acquire real estate                 16,435           24,441         11,968
     facilities.............................................................
   Assumption of mortgage notes payable upon the acquisition of real estate
     facilities.............................................................        60,908           11,715          6,461
   Accrued and unpaid distributions ........................................           638                -              -
   Issuance of Preferred Stock:
       Series B Preferred Stock to acquire real estate facilities...........             -            2,150              -
       Mandatory Convertible Preferred Stock to acquire interest in
         consolidated real estate partnerships..............................        28,470                -              -
   Issuance of Common Stock:
       Issued in connection with mergers....................................       573,756           37,369              -
       Acquire minority interests in real estate partnerships...............             -                -          3,496
       Acquire real estate facilities.......................................        10,598                -          1,732
       Acquire partnership  interests in real estate entities...............         4,034                -          1,873
   Issuance of Class B Common Stock:
       Issued in connection with mergers....................................        73,500                -              -

                            See accompanying notes.
                                      F-6

                              PUBLIC STORAGE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 1995


1. Description of the business
   ---------------------------
     Public Storage, Inc. (the "Company") is a California corporation which was organized in 1980. The Company is a fully integrated, self-administered and self-managed real estate investment trust ("REIT") that acquires, develops, owns and operates self-service mini-warehouse facilities which offer self-storage spaces for lease, usually on a month-to-month basis, for personal and business use. The Company, to a lesser extent, also owns and operates business park facilities containing commercial and industrial rental space.

     Prior to November 16, 1995, the Company's operations were managed, pursuant to contractual arrangements, by Public Storage Advisers, Inc. (the "Adviser"), the Company's investment advisor, by Public Storage Management, Inc. ("PSMI"), its mini-warehouse property operator and by Public Storage Commercial Properties Group, Inc. ("PSCP"), its business park facility operator.

     On November 16, 1995, in a series of mergers among PSMI and its affiliates, culminating in the merger of PSMI into the Company (the ''PSMI Merger''), the Company became self-administered and self-managed and acquired substantially all of the United States real estate operations of PSMI (Note 3). As a result of the PSMI Merger, the Company's name was changed from Storage Equities, Inc. to Public Storage, Inc.

     The Company invests in real estate facilities primarily through the acquisition of wholly-owned facilities combined with the acquisition of equity interests in real estate entities owning real estate facilities. At December 31, 1995, the Company had direct and indirect equity interests in 1,050 properties located in 37 states, including 1,016 mini-warehouse facilities and 34 business parks. All of these facilities are operated by the Company under the "Public Storage" name. In addition, the Company operates real estate facilities on behalf of various ownership entities, substantially all of which are partnerships and REITs in which the Company has an ownership interest.

2. Summary of significant accounting policies
   ------------------------------------------

     Basis of presentation
     ---------------------
     The consolidated financial statements include the accounts of the Company, majority owned subsidiaries, and twenty limited partnerships (the "Consolidated Partnerships") in which the Company has significant economic interest and is able to exercise significant control through its ownership of limited and general partnership interests. The Company and the Consolidated Partnerships own a total of 540 real estate facilities (273 which are owned wholly by the Company) consisting of 520 mini-warehouses and 20 business parks.

     The Consolidated Partnerships principally consist of a series of eight partnerships owning a total of 240 real estate facilities, 211 of which are owned jointly between the partnerships and the Company. During 1995, the Company increased its ownership interest and control in the remaining twelve Consolidated Partnerships (owning in aggregate 27 real estate facilities), and as a result, the accounts of these partnerships have been included in the Company's consolidated financial statements during 1995. Prior to 1995, the Company either had no ownership interest or such interest was de minimis in these partnerships.

     The Company's aggregate cost of its interests in the Consolidated Partnerships is less than the historical carrying amount of the underlying net assets of the Consolidated Partnerships. In consolidation, the difference between the Company's cost and the historical carrying value of the underlying properties has been allocated to the real estate facilities and is being amortized over the remaining lives of the real estate facilities (Note 4).

     The Company also has equity investments in limited partnerships and other REITs owning in aggregate 510 real estate facilities (496 mini-warehouses and 14 business park facilities). Substantially all of these investments are accounted for using the equity method. See Note 5.

                              PUBLIC STORAGE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 1995

     Use of estimates
     ----------------
     The preparation of the consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

     Income taxes
     ------------
     For all taxable years subsequent to 1980, the Company qualified and intends to continue to qualify as a REIT, as defined in Section 856 of the Internal Revenue Code. As a REIT, the Company is not taxed on that portion of its taxable income which is distributed to its shareholders provided that the Company meets certain tests. The Company believes it has met these tests during 1995, 1994 and 1993; accordingly, no provision for income taxes has been made in the accompanying financial statements.

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

     Real estate facilities
     ----------------------
     In March 1995, FASB issued Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, which requires impairment of losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. Statement 121 also addresses the accounting for long-lived assets that are expected to be disposed of. The Company adopted Statement 121 in 1995 and the adoption has no effect.

     Depreciation is computed using the straight-line method over the estimated useful lives of the buildings and improvements, which are generally between 5 and 25 years.

     Intangible assets
     -----------------
     Intangible assets consist of property management contracts ($165,000,000) and the cost over the fair value of net tangible and identifiable intangible assets ($67,726,000) acquired in the PSMI Merger. Intangible assets are amortized straight-line over 25 years. At December 31, 1995 intangible assets are net of accumulated amortization of $1,164,000. Included in depreciation and amortization expense in 1995 is $1,164,000 related to the amortization of intangible assets (for the period from November 16, 1996 through December 31, 1995).

     Environmental costs
     -------------------
     The Company's policy is to accrue environmental assessments and/or remediation cost when it is probable that such efforts will be required and the related costs can be reasonably estimated. The majority of the Company's real estate facilities were acquired prior to the time that it was customary to conduct environmental assessments. During 1995, the Company and the Consolidated Partnerships conducted independent environmental investigations of their real estate facilities. As a result of these investigations, the Company has recorded an amount which, in management's best estimate and based upon independent analysis, will be sufficient to satisfy anticipated costs of known remediation requirements. At December 31, 1995, the Company accrued $2,741,000 for estimated environmental remediation costs. Similar to the Company, real estate entities in which the Company accounts for using the equity method recorded environmental accruals at the end of 1995. The Company's pro rata share, based on its ownership interest, totaled $510,000 and is included in "Equity in earnings of real estate entities." Although there can be no assurance, the Company is not aware of any environmental contamination of any of its facilities which individually or in the aggregate would be material to the Company's overall business, financial condition, or results of operations.

                              PUBLIC STORAGE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 1995

     Net income per common share
     ---------------------------
     Net income per common share is computed using the weighted average common shares outstanding (adjusted for stock options). The inclusion of the Class B
Common Stock in the determination of earnings per common share has been determined to be anti-dilutive (after giving effect to the pro forma additional income required to satisfy certain contingencies (Note 11) required for the Class B common stock to convert into common stock) and accordingly, the conversion of the Class B common stock into common stock has not been assumed.

     The Company's preferred stocks (Note 11) were determined not to be common stock equivalents. In computing earnings per common share, preferred stock dividends totaling $31,124,000, $16,846,000, and $10,888,000 for the year ended December 31, 1995, 1994, and 1993, respectively, reduced income available to common stockholders.

     Fully diluted earnings per common are not presented, as the assumed conversion of the Company's convertible preferred stock (Note 11) would be anti-dilutive.

     Revenue/expense recognition
     ---------------------------
     Property rents are recognized as earned. Equity in earnings of real estate entities are recognized based on the Company's ownership interest in the earnings of each of the unconsolidated real estate entities. Leasing commissions relating to the business park operations are expensed as incurred.

     Financial instruments
     ---------------------
     The carrying amount of cash and cash equivalents and mortgage notes receivable approximates fair value because with respect to cash and cash equivalents maturities are less than three months and with respect to the mortgage notes receivable interest rates approximate market rates for the type of real estate securing such loans. The carrying amount of the Company's fixed rate long-term debt is estimated using discounted cash flow analyses based on incremental borrowing rates the Company believes it could obtain with similar terms and maturities.

3.  Business combinations
   ---------------------
     On February 28, 1995 and June 30, 1995, the Company completed separate merger transactions with Public Storage Properties VI, Inc. ("Properties 6") and Public Storage Properties VII, Inc. ("Properties 7"), respectively, whereby the Company acquired all the outstanding stock of Properties 6 and Properties 7 in exchange for cash and common stock of the Company. Properties 6 and Properties 7 were REITs and affiliates of the Adviser.

     Pursuant to the merger with Properties 6, the Company acquired all of the outstanding stock of Properties 6 at a cost of $65,342,000, consisting of the issuance of 3,147,015 shares of the Company's common stock (with an aggregate value of $43,915,000) and $21,427,000 in cash. The fair market values of the assets acquired and liabilities assumed were: (i) real estate facilities - $66,475,000, (ii) other assets - $279,000, and (iii) accrued and other liabilities - $1,412,000.

     Pursuant to the merger with Properties 7, the Company acquired all of the outstanding stock of Properties 7 at a cost of $70,064,000, consisting of the issuance of 3,517,272 shares of the Company's common stock (with an aggregate value of $56,057,000) and $14,007,000 in cash. Properties 6 owned and operated 23 mini-warehouses and Properties 7 owned and operated 35 mini-warehouse facilities and three business parks. The fair market values of the assets acquired and liabilities assumed were: (i) real estate facilities - $74,300,000,
(ii) other assets - $1,161,000, and (iii) accrued and other liabilities - $5,397,000.

                              PUBLIC STORAGE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 1995

     The aggregate consideration paid by the Company for the net assets acquired in the PSMI Merger (including expenses of $2.0 million) was $549,284,000, consisting of 29,449,513 shares of common stock ($473,784,000), 7,000,000 shares of Class B common stock ($73,500,000) (Note 11). The real estate operations acquired in the PSMI Merger included (1) the ''Public Storage'' name, (2) general and limited partnership interests in 47 limited partnerships owning an aggregate of 286 mini-warehouses, (3) shares of common stock in 16 REITs owning an aggregate of 218 mini-warehouses and 14 business park properties, (4) seven wholly-owned properties, (5) all-inclusive deeds of trust secured by ten mini-warehouses, (6) property management contracts, exclusive of facilities owned by the Company, for 563 mini-warehouses and, through ownership of a 95% economic interest in a subsidiary, 24 business park properties and (7) a 95% economic interest in another subsidiary that currently sells locks and boxes in mini-warehouses operated by the Company.

     During 1995 the Company increased its ownership interest and control of twelve limited partnerships. As a result, commencing in 1995, the Company began to consolidate the accounts of these partnerships for financial statement purposes. The aggregate amount of the interests acquired totaled $48,410,000 consisting of the issuance of $28,470,000 of Mandatory Convertible Participating Preferred Stock and cash of $19,940,000.

     Each of the above transactions has been accounted for as a purchase; accordingly, allocations of the total acquisition cost to the net assets acquired were made based on the fair value of such assets and liabilities as of the dates of each respective transaction. In the case of the PSMI Merger, the purchase price exceeded the fair value of the tangible and identifiable intangible net assets acquired by approximately $67,726,000. The fair market values of the assets acquired and liabilities assumed with respect to the transactions occurring in 1995 are summarized as follows:

                                             Properties 6    PSMI        Other
                                            and 7 mergers   Merger   Acquisitions    Total
                                            -------------   ------   ------------    -----
                                                                (in thousands)


Real estate facilities ..................   $ 140,775    $  19,943    $  69,801    $ 230,519
Investments in real estate entities .....        --        389,686       (4,464)     385,222
Mortgage notes receivable ...............        --          6,667         --          6,667
Other assets ............................       1,440        4,571        2,851        8,862
Intangible assets (including property
  management contracts of $165 million) .        --        232,726         --        232,726
Accrued and other liabilities ...........      (6,809)      (9,624)        (701)     (17,134)
Notes payable ...........................        --        (93,341)      (3,387)     (96,728)
Minority interest .......................        --         (1,344)     (15,690)     (17,034)
                                                            ------      -------      -------
                                            $ 135,406    $ 549,284    $  48,410    $ 733,100
                                            =========    =========    =========    =========

     On September 30, 1994, the Company completed a merger with Public Storage Properties VIII, Inc. ("Properties 8"), a REIT and an affiliate of the Adviser, whereby the Company acquired all the outstanding stock of Properties 8 for an aggregate cost of $55,839,000, consisting of the issuance of 2,593,914 shares of common stock (with an aggregate value of $38,498,000) and $17,341,000 in cash. The merger was accounted for as a purchase. The fair market values of the assets acquired and liabilities assumed were: (i) real estate facilities (23 mini-warehouses) - $57,415,000, (ii) other assets - $1,620,000, and (iii) accrued and other liabilities - $3,196,000.

     The historical operating results of Properties 6 - 8, PSMI, and the twelve limited partnerships prior to each respective transaction date have not been included in the Company's historical operating results. Pro forma data (unaudited) for the year ended December 31, 1995 and 1994 as though (i) business combinations and (ii) the public issuances of common and preferred stock during 1994 and 1995 (with the exception of the Series G, issued on December 13, 1995) and the use of the proceeds therefrom had been effective at the beginning of each period follows:

                              PUBLIC STORAGE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 1995




                                                       For the Year
                                                    Ended December 31,
                                           ------------------------------------
                                              1995                      1994
                                           ------------------------------------
                                           (in thousands except per share data)


Revenues...........................         $268,076                  $250,841
Net income.........................         $108,443                   $99,065
Net income per common share........            $1.05                     $0.95

     The pro forma data does not purport to be indicative either of results of operations that would have occurred had the transactions occurred at the beginning of each period or future results of operations of the Company. Certain pro forma adjustments were made to the combined historical amounts to reflect
(i) expected reductions in general and administrative expenses, (ii) estimated increased interest expense from bank borrowings to finance the cash portion of the acquisition cost, (iii) estimated increase in depreciation and amortization expense, and (iv) elimination of advisory fee expense.

4. Real estate facilities
   ----------------------
     Activity in real estate facilities during 1995,1994 and 1993 is as follows:


                                             1995         1994            1993
                                             ----         ----            ----
                                                    (in thousands)

Cost:
 Beginning balance........................  $ 967,718  $ 764,126      $ 664,906
 Property acquisitions....................    426,786    193,097         87,048
 Improvements.............................     11,361      8,312          6,435
 Construction in process..................      7,979          -              -
 Adjustment resulting from the acquisition
  of minority interests (Note 2)..........      (223)      4,820          7,329
 Property dispositions....................      (487)    (2,637)         (1,592)
                                            ---------   --------      ----------

  Ending balance.......................... $1,413,134   $967,718       $764,126
                                            =========   ========      ==========

Accumulated depreciation:
 Beginning balance........................   $202,745   $175,621       $150,996
 Additions during the year................     39,376     28,099         24,924
 Property dispositions ...................      (155)      (975)          (299)
                                            ---------   --------      ----------

  Ending balance..........................   $241,966   $202,745       $175,621
                                            =========   ========      ==========

     During 1995, the Company acquired a total of 95 real estate facilities for an aggregate cost of $230,519,000, in connection with certain business combinations (Note 3). The Company also acquired an additional 58 real estate facilities with an aggregate acquisition cost of $184,861,000 consisting of the cancellation of mortgage notes receivable ($16,435,000), assumption of mortgage notes payable ($60,908,000), and cash ($107,518,000).

     At December 31, 1994, affiliates of the Adviser had participation interests of up to 25% in 21 mini-warehouse facilities owned by the Company. During 1995, the Company acquired these participation interests from such affiliates for an aggregate cost of $11,406,000, consisting of $10,598,000 in common stock (747,355 shares) and cash totaling $808,000. The cost of these participation interests has been included in real estate facilities as part of the acquisition cost of the respective facilities.

                              PUBLIC STORAGE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 1995


     In 1995, the Company began construction of six mini-warehouse facilities, one of which has been completed and put into operation during August 1995. Included in real estate facilities at December 31, 1995 is approximately $7,979,000 of costs (including capitalized interest of $307,000) related to the remaining five facilities under construction.

     During 1994, the Company acquired 71 mini-warehouse facilities and one business park facility (including the real estate facilities acquired in the Properties 8 merger) for an aggregate cost of $193,097,000, consisting of the issuance of preferred stock totaling $2,150,000, the cancellation of mortgage notes receivable totaling $24,441,000, the assumption of mortgage notes payable totaling $11,715,000 and cash.

     During 1993, the Company acquired 41 mini-warehouse facilities for an aggregate cost of $87,048,000, consisting of the issuance of 142,021 shares of common stock, the cancellation of mortgage notes receivable totaling $11,968,000, the assumption of mortgage notes payable totaling $6,461,000 and cash.

     A substantial amount of the mini-warehouse facilities acquired during 1995, 1994 and 1993 were acquired from affiliates with an aggregate acquisition cost of $300,193,000, $119,211,000 and $25,728,000, respectively.

     At December 31, 1995, the adjusted basis of real estate facilities for Federal income tax purposes was approximately $884.5 million net of accumulated depreciation of $379.0 million.

5. Investments in real estate entities
   -----------------------------------


     Prior to 1995, the Company's investment in real estate entities generally consisted of limited and general partnership interests in real estate limited partnerships which were accounted for using the cost method. During 1995, the Company (i) acquired limited and general partnership interest in 47 partnerships and common stock in 16 REITs in connection with the PSMI Merger at an aggregate cost of $389,686,000, (ii) acquired additional interests in some of the same partnerships and REITs for an aggregate cost of $23,953,000, consisting of Common Stock ($4,034,000) and cash ($19,919,000), and (iii) reclassified investments in partnerships which commencing in 1995 are consolidated with the Company ($4,464,000).

     At December 31, 1995, the Company's investments in these real estate entities consists generally of ownership interests ranging from 15% to 45% and are accounted for using the equity method of accounting. Accordingly, earnings are recognized by the Company based upon the Company's ownership interest in each of the partnerships and REITs. Provisions of the partnerships and REITs provide for the payment of preferred cash distributions to other investors (until certain specified amounts have been paid) without regard to the pro rata interest of investors in current earnings.

     Equity in earnings of real estate entities for 1995 principally consists of the Company's pro rata share of earnings for those interests acquired in the PSMI Merger. During 1995, the Company recognized earnings from its investments of $3,763,000 and received cash distributions totaling $5,580,000. Included in equity in earnings of real estate entities for 1995 is the Company's share of depreciation expense ($926,000) and environmental costs ($510,000) of the real estate entities. In addition, equity in earnings of real estate entities includes amortization totaling $1,119,000 (from date of the PSMI Merger through the end of the year) representing the amortization of the Company's cost basis over the underlying book value of the Company's equity interest in each of the entities. At December 31, 1995, the unamortized excess of the Company's investment over its equity in the underlying net assets of these real estate entities at the date of acquisition was approximately $222.7 million.

     Summarized combined financial data (based on historical cost) for these real estate entities are as follows:

                              PUBLIC STORAGE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 1995

                                                  Year ended
                                           --------------------------
                                               December 31, 1995
                                                (in thousands)

Rental income................................... $  251,546
Total revenues..................................    254,505
Cost of operations..............................     91,387
Depreciation....................................     41,027
Net income......................................    103,217

Total assets, net of accumulated depreciation...  1,203,923
Total debt......................................    101,955
Total equity....................................  1,048,206

6. Mortgage notes receivable from affiliates
   -----------------------------------------
     At December 31, 1995, mortgage notes receivable balance of $23,699,000 is net of related discounts totaling $403,000. The mortgage notes bear interest at stated rates ranging from 8.50% to 10.75% and are secured by 14 mini-warehouse facilities owned by affiliates of the Company.

     In connection with the PSMI Merger, the Company acquired mortgage notes receivable totaling $6,667,000 which are secured by mini-warehouse facilities owned by affiliated entities. In addition, during 1995, the Company acquired $4,094,000 of mortgage notes receivable from third parties (secured by mini-warehouse owned by affiliated entities) and provided a loan totaling $8,261,000 to an affiliated limited partnership. During 1994 and 1993, the Company acquired an aggregate of $4,020,000 (face amount) and $61,088,000 (face amount), respectively, of mortgage notes receivable from unaffiliated financial institutions. The mortgage notes acquired in 1994 were acquired at face amount while the mortgage notes acquired during 1993 were acquired for $56,325,000.

     During 1995, 1994 and 1993, the Company canceled mortgage notes with a net carrying value of $16,435,000, $24,441,000 and $11,968,000, respectively, as part of the acquisition cost of the underlying real estate facilities securing the mortgage notes (Note 4).

7. Revolving line of credit
   ------------------------

     The Company has an unsecured $125.0 million credit agreement (the "Credit Agreement"), as amended, with a group of banks which expires April 30, 1998. Subject to certain limitations, the credit facility is available for general working capital purposes and real estate related acquisitions.

     Interest on outstanding borrowings on the Credit Agreement is payable monthly. At the option of the Company, the rate of interest charged on borrowings is equal to (i) the prime rate, or (ii) a rate ranging from the London Interbank Offered Rate ("LIBOR") plus .75% to LIBOR plus 1.50% depending on the Company's coverage ratios, as defined (at December 31, 1995 the rate was 7.44%). In addition, the Company is required to pay a quarterly commitment fee ranging from 0.375% to 0.250% (per annum, depending on coverage ratios, as defined) of the unused portion of the revolving credit facility.

     At December 31, 1995, the Company had no amounts outstanding under the Credit Agreement.

     Under covenants of the Credit Agreement, the Company is required to (i) maintain minimum total shareholders' equity (as defined), (ii) to maintain a ratio of total debt to net worth (as defined) not greater than .30 to 1.0, (iii) to maintain certain cash flow and interest coverage ratios (as defined) of not less than 1.0 to 1.0 and 5.0 to 1.0, respectively, (iv) net income of not less than $1.00 for each fiscal quarter. In addition, the Company is limited in its ability to incur additional borrowings (the Company is required to maintain unencumbered assets with an aggregate book value equal to or greater the $500.0 million) or sell assets. The Company was in compliance with the covenants of the Credit Agreement at December 31, 1995.

                           PUBLIC STORAGE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 1995


8. Notes payable
   -------------

     Notes payable at December 31, 1995 and 1994 consist of the following:

                                                                    1995                          1994
                                                          -----------------------      -------------------------
                                                          Carrying                     Carrying
                                                           amount      Fair value       amount        Fair value
                                                           ------      ----------       ------        ----------
                                                                              (in thousands)

7.08% unsecured senior notes, due November 2003.........   $65,500        $65,500   $               $
                                                                                               -               -

Mortgage notes payable:
     10.55% mortgage notes secured by real estate
         facilities, principal and interest payable
         monthly, due August 2004........................   33,699         36,959         25,802          25,802

     7.07% to 11.10% mortgage notes secured by real
         estate facilities, principal and interest
         payable monthly, due at varying dates between
         May 1996 and September 2028.....................   22,875         22,875          7,619           7,619

     Variable rate mortgage notes secured by real
         estate facilities...............................   35,978         35,978         18,367          18,367
                                                            ------         ------         ------          ------

                                                          $158,052       $161,312        $51,788         $51,788
                                                          ========       ========        =======         =======


     In connection with the PSMI Merger, the Company assumed the 7.08% unsecured senior notes payable. The senior notes require interest and principal payments to be paid semi-annually and have various restrictive covenants, all of which have been met at December 31, 1995.

     The 10.55% mortgage notes consist of five notes which are cross-collateralized by 19 properties and are due to a life insurance company. At December 31, 1994, the Company held four of these notes with the remaining note held by an affiliated limited partnership. In 1995, in connection with the acquisition of the partnership's four properties, the Company assumed the remaining note which totaled $9,240,000. Although there is a negative spread between the carrying value and the estimated fair value of the notes, the notes provide for the prepayment of principal subject to the payment of penalties which exceed this negative spread. Accordingly, prepayment of the notes at this time would not be economically practicable.

     In January 1996, the Company repaid early mortgage notes which had a principal balance of $36,394,000 at December 31, 1995, including $35,157,000 of variable rate notes. The remaining $821,000 balance of variable rate mortgage debt at December 31, 1995 bears interest at the 11th District Cost of Funds plus 2.50% adjusted semi-annually. Principal and interest payments are payable monthly with final maturity in January 1997.

     Mortgage notes payable are secured by 56 of the Company's real estate facilities having an aggregate net book value of $161.7 million at December 31, 1995.

     At December 31, 1995, approximate principal maturities of notes payable, as adjusted to reflect the early repayment of $36,394,000 of debt in January 1996, are as follows:

                           PUBLIC STORAGE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 1995

                                                  (in thousands)
      1996....................................        $10,940
      1997....................................         13,409
      1998....................................         15,256
      1999 ...................................         14,467
      2000....................................         11,457
      Thereafter..............................         56,129
                                                     $121,658


     Interest  paid  (including  interest  related to the notes payable to bank)
during  1995,  1994  and  1993  was   $8,595,000,   $5,940,000  and  $6,116,000,
respectively. During 1995, the Company capitalized interest costs totaling $307,000 related to construction of real estate facilities.

9. Minority interest
   -----------------
     In consolidation, the Company classifies outsiders' ownership interests in the net assets of each of the Consolidated Partnerships as minority interest on the Company's consolidated financial statements. Minority interest in income consists of such outsiders' share of the operating results of the Company relating to the consolidated operations of the Consolidated Partnerships.

     In determining income allocable to the minority interests for fiscal 1995, 1994 and 1993 consolidated depreciation and amortization expense of approximately $11,243,000, $13,556,000 and $16,357,000, respectively, was allocated to the minority interest. In addition, the 1994 minority interest in income includes $224,000 of allocated gain in connection with the disposition of real estate.

     During 1995, the Company acquired limited partnership interests in the Consolidated Partnerships for an aggregate cost of $32,683,000. These transactions had the effect of reducing minority interest by approximately $32,906,000 (the historical book value of such interests in the underlying net assets of the partnerships). The excess of the underlying book value over cost ($223,000) has been allocated to real estate facilities in consolidation. In 1994 and 1993, the Company acquired interests in the Consolidated Partnerships at an aggregate cost of $51,711,000 and $594,000, respectively, reducing minority interest by approximately $46,891,000 and $353,000, respectively. The excess of cost over underlying book values was allocated to real estate facilities in consolidation.

     During 1995, in connection with certain business combinations (Note 3) minority interest was increased by $17,034,000, representing the equity in those entities which the Company did not acquire.

10. Advisory and management contracts
    ----------------------------------
     Since the Company's organization, the Adviser, pursuant to an advisory contract, has administered the day-to-day investment operations of the Company and has advised and consulted with the Board of Directors in connection with the acquisition and disposition of investments. The Amended and Restated Advisory Contract (the "Advisory Contract") with the Adviser provided for the monthly payment of advisory fees equal to the sum of (i) 12.75% of the Company's Adjusted Income (as defined) per share of Common Stock based on Common Stock outstanding at September 30, 1991 (14,989,454 shares) plus (ii) 6% of the Company's Adjusted Income per share on shares in excess of 14,989,454 shares of Common Stock. During 1993, 1994 and 1995 (from January 1, 1995 through November 16, 1995), the Company paid advisory fees equal to $3,619,000, $4,983,000 and $6,437,000 to the Advisor pursuant to the Advisory Contract.

     Since the Company's organization, PSMI, which was organized in 1973, has provided property operation services to the Company under a Management Agreement between the Company and PSMI (as amended, the "Management Agreement"). Pursuant to the Management Agreement, PSMI or PSCP operate all of the assets in which the Company has invested for a fee which is equal to 6% of the gross revenues of the mini-warehouse spaces managed and 5% of the gross revenues of the business park facilities operated. Management fees relating to the Company's real estate facilities, which are included in cost of operations, amounted to $10,232,000, $8,355,000 and $6,411,000 in 1995, 1994 and 1993, respectively.

                           PUBLIC STORAGE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 1995


     Pursuant  to  the  PSMI  Merger,   the  Company  became   self-advised  and
self-managed, accordingly, effective November 16, 1995, the Company will no longer incur either advisory fees or property management fees.

     In connection with the PSMI Merger, the Company acquired property management contracts, exclusive of facilities owned by the Company, for 563 mini-warehouses and through ownership of 95% economic interest in a subsidiary, 24 commercial properties. These facilities constitute all of the United States mini-warehouses and business parks doing business under the "Public Storage" name and all those in which the Company has an interest and 70 facilities owned by third parties in which the Company has no equity interest.

     The property management contracts generally provide for compensation equal to 6%, in the case of the mini-warehouses, and 5%, in the case of the business parks of gross revenues of the facilities managed. Under the supervision of the property owners, the Company coordinates rental policies, rent collections, marketing activities, the purchase of equipment and supplies, maintenance activity, and the selection and engagement of vendors, suppliers and independent contractors. In addition, the Company assists and advises the property owners in establishing policies for the hire, discharge and supervision of employees for the operation of these facilities, including resident managers, assistant managers, relief managers and billing and maintenance personnel.

11. Shareholders' equity
    --------------------
     Preferred Stock
     ---------------
     At December 31, 1995 and 1994, the Company had the following series of Preferred Stock outstanding:

                                                           Shares Outstanding                    Carrying Amount
                                                       -----------------------------        ----------------------------
                                         Dividend       December 31,     December 31,       December 31,     December 31,
                Series                      Rate            1995             1994               1995             1994
----------------------------------       --------       -----------      -----------        -----------       ----------

Series A                                    10.000%       1,825,000        1,825,000        $  45,625,000    $ 45,625,000
Series B                                     9.200%       2,386,000        2,386,000           59,650,000      59,650,000
Series C                                 Adjustable       1,200,000        1,200,000           30,000,000      30,000,000
Series D                                     9.500%       1,200,000        1,200,000           30,000,000      30,000,000
Series E                                    10.000%       2,195,000                -           54,875,000               -
Series F                                     9.750%       2,300,000                -           57,500,000               -
Series G                                     8.875%           6,900                -          172,500,000               -
                                                         ----------        ---------          -----------     -----------
  Total Senior Preferred Stock                           11,112,900        6,611,000          450,150,000     165,275,000
                                                         ----------        ---------          -----------     -----------


Convertible                                   8.25%       2,300,000        2,300,000           57,500,000      57,500,000
Mandatory Convertible Participating        Variable          31,200                -           28,470,000               -
                                                         ----------        ---------          -----------     -----------
  Total Convertible Preferred Stock                       2,331,200        2,300,000           85,970,000      57,500,000
                                                         ----------        ---------          -----------     -----------

                                                         13,444,100        8,911,000         $536,120,000    $222,775,000
                                                         ==========        =========          ===========     ===========

     The carrying amounts are equivalent to the liquidation preference, with the
exception  of  the  Convertible   Participating  Preferred  Stock  which  has  a
liquidation preference equal to $31,200,000.

     In connection with the issuance of the Series G Preferred Stock, the Company issued 6,900,000 depositary shares, representing 1/1,000 of a share of Preferred Stock. In January, 1996, the Company issued 6,750,000 depositary shares (depositary shares, each representing 1/1,000 of a share) of its 8.45% Series H Preferred Stock raising net proceeds of approximately $163.2 million.

                           PUBLIC STORAGE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 1995

     The Series A through Series H Preferred Stock (collectively the "Cumulative Senior Preferred Stock") have general preference rights with respect to liquidation  and  quarterly  distributions.  With  respect  to  the  payment  of dividends and amounts upon liquidation, the Convertible Preferred Stock (including the Mandatory Convertible Participating Preferred Stock) ranks junior to the Cumulative Senior Preferred Stock and any other shares of preferred stock of the Company ranking on a parity with or senior to the Cumulative Senior Preferred Stock. The Convertible Preferred Stock ranks senior to the common stock, any additional class of common stock and any series of preferred stock expressly made junior to the Convertible Preferred Stock. The Mandatory Convertible Participating Preferred Stock has the same voting rights on a share for share basis as the common stock.

     Holders of the Company's preferred stock, except under certain conditions and as noted above, will not be entitled to vote on most matters. In the event of a cumulative arrearage equal to six quarterly dividends or failure to maintain a Debt Ratio (as defined) of 50% or more, holders of all outstanding series of preferred stock (voting as a single class without regard to series) will have the right to elect two additional members to serve on the Company's Board of Directors until events of default have been cured. At December 31, 1995, there were no dividends in arrears and the Debt Ratio was 8.2%.

     Except under certain conditions relating to the Company's qualification as a REIT, the Senior Preferred Stock and Convertible Preferred Stock are not redeemable prior to the following dates: Series A - September 30, 2002, Series B
- March 31, 2003, Series C - June 30, 1999, Series D - September 30, 2004, Series E - January 31, 2005, Series F - April 30, 2005, Series G - December 31, 2000 Series H - January 31, 2001. On or after the respective dates, each of the series of Senior Preferred Stock will be redeemable at the option of the Company, in whole or in part, at $25 per share, plus accrued and unpaid dividends. On or after July 1, 1998, the Convertible Stock will be redeemable for shares of the Company's common stock at the option of the Company, in whole or in part, at a redemption price of 1.6835 shares of common stock for each share of Convertible Stock (subject to adjustment in certain circumstances), if for 20 trading days within any period of 30 consecutive trading days (including the last trading day of such period), the closing price of the common stock on its principal trading market exceeds $14.85 per share (subject to adjustment in certain circumstances). The Convertible Preferred Stock is not redeemable for cash.

     The Convertible Preferred Stock is convertible at any time at the option of the holders of such stock into shares of the Company's common stock at a conversion rate of 1.6835 shares of common stock for each share of Convertible Preferred Stock, subject to adjustment in certain circumstances.

     Effective July 1, 1995, the Company issued 31,200 shares of its Mandatory Convertible Participating Preferred Stock to an unaffiliated investor to acquire the investor's limited partnership interest in an affiliated real estate limited partnership. On June 30, 2002, the Mandatory Convertible Participating Preferred Stock will automatically convert into common stock of the Company. However, prior to that time it is convertible at the option of the holder. At conversion, the number of common shares to be issued to the holder will be determined based upon the Company's acquired partnership interest in the then aggregate property values of the real estate partnership divided by the average market price of the Company's common stock at the time of conversion (if converted prior to June 30, 2000 the lesser of $18.00 or the average market price of the Company's common stock at the time of conversion will be used). At December 31, 1995, the Mandatory Convertible Participating Preferred Stock was convertible into approximately 1,553,647 shares of the Company's common stock (based upon a conversion price of $18.00 per share).

                           PUBLIC STORAGE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 1995

Common stock
------------
     During 1995, 1994 and 1993, the Company issued shares of its common stock as follows:

                                        1995                        1994                         1993
                                ----------------------    -------------------------     ----------------------
                                Shares        Amount         Shares        Amount        Shares       Amount
                                ------        ------         ------        ------        ------       ------
                                                 (dollar amounts in thousands)

Public offerings.............  5,482,200       $82,068     7,984,000      $108,083             -    $        -
In connection with mergers
  (Note 3)................... 36,113,800       573,756     2,593,914        38,498             -             -
Issuance costs of mergers....          -        (2,527)            -        (1,124)            -             -
Exercise of stock options....     46,670           403        82,666           689        20,000           162
Issuance to affiliates.......     40,000           582       109,857         1,701       170,000         2,435
Acquisition of interests in
  real estate entities.......    257,067         4,034             -             -       137,468         1,873
Acquisition of real estate
  facilities (Note 4)........    747,355        10,598             -             -       142,021         1,732
Acquisition of minority
  interests..................          -             -             -             -       271,710         3,496
                              ----------       -------    -----------      --------      --------       ------
                              42,687,092      $668,914    10,770,437      $147,847       741,199        $9,698
                              ==========       =======    ===========      ========      ========


     Shares of common stock issued to affiliates in 1995, 1994 and 1993, were issued for cash. All the shares of common stock, with the exception of the shares issued in connection with the exercise of stock options, were issued at the prevailing market price at the time of issuance.

     At December 31, 1995, the Company had 1,500,667 shares of common stock reserved in connection with the Company's stock option plans (Note 12) and 12,605,388 shares of common stock reserved for the conversion of the Convertible Preferred Stock and Class B Common Stock.

     Class B Common Stock
     --------------------
     The Class B Common Stock was issued in connection with the PSMI Merger. Under the terms of the merger agreement, the issuance of the Class B Common Stock was subject to certain conditions which were satisfied in December 1995 and the Class B Common Stock was issued on January 2, 1996. The Company has reflected the Class B Common Stock as outstanding as of December 31, 1995.

     The Class B Common Stock will (i) not participate in distributions until the later to occur of funds from operations ("FFO") per Common Share as defined below, aggregating $1.80 during any period of four consecutive calendar quarters, or January 1, 2000; thereafter, the Class B Common Stock will participate in distributions (other than liquidating distributions), at the rate of 97% of the per share distributions on the Common Stock, provided that cumulative distributions of at least $0.22 per quarter per share have been paid on the Common Stock, (ii) not participate in liquidating distributions, (iii) not be entitled to vote (except as expressly required by California law) and
(iv) automatically convert into Common Stock, on a share for share basis, upon the later to occur of FFO per Common Share aggregating $3.00 during any period of four consecutive calendar quarters or January 1, 2003.

     For these purposes FFO, means net income (loss) (computed in accordance with generally accepted accounting principles) before (i) gain (loss) on early extinguishment of debt, (ii) minority interest in income and (iii) gain (loss) on disposition of real estate, adjusted as follows: (i) plus depreciation and amortization (including the Company's pro-rata share of depreciation and amortization of unconsolidated equity interests and amortization of assets acquired in the Merger, including property management agreements and goodwill), and (ii) less FFO attributable to minority interest.

                           PUBLIC STORAGE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 1995

     For these purposes, FFO per Common Share means FFO less preferred stock dividends (other than dividends on convertible preferred stock) divided by the outstanding weighted average shares of Common Stock assuming conversion of all outstanding convertible securities and the Class B Common Stock.

     For these purposes, FFO per share of Common Stock (as defined) was $1.72 for the year ended December 31, 1995.

     Distributions
     -------------
     The characterization of dividends for Federal income tax purposes is made based upon earnings and profits of the Company, as defined by the Internal Revenue Code. Distributions declared by the Board of Directors (including distributions to the holders of preferred stock) in 1995, 1994 and 1993 were characterized as ordinary income.

     The following summarizes dividends paid during 1995, 1994 and 1993 (with the exception of the Series G Preferred Stock distributions which were accrued and unpaid at December 31, 1995):

                                 1995                       1994                       1993
                         --------------------       -------------------        ----------------------
                        Per share       Total       Per share      Total       Per share        Total
                        ---------       -----       ---------      -----       ---------        -----
                                              (in thousands, except per share data)

Series A                 $  2.500      $4,563         $ 2.500     $  4,563       $ 2.500      $  4,563
Series B                 $  2.300       5,488         $ 2.300        5,340       $ 1.803         4,147
Series C                 $  1.970       2,364         $ 1.042        1,250             -             -
Series D                 $  2.375       2,850         $ 0.792          950             -             -
Series E                 $  2.292       5,030               -            -             -             -
Series F                 $  1.618       3,721               -            -             -             -
Series G                 $  0.092         638               -            -             -             -
Convertible              $  2.063       4,744         $ 2.063        4,743       $ 0.947         2,178
Mandatory Convertible     $55.322       1,726               -            -             -             -
                                       ------                      -------                      ------
  Participating
                                       31,124                       16,846                      10,888

Common                   $  0.880      38,586         $ 0.850       21,249       $ 0.840        14,728
                                       ------                      -------                      ------
                                      $69,710                      $38,095                     $25,616
                                       ======                      =======                      ======


     The dividend rate on the Series C Preferred Stock is adjusted quarterly and is equal to the highest of one of three U.S. Treasury indices (Treasury Bill Rate, Ten Year Constant Maturity Rate, and Thirty Year Constant Maturity Rate) multiplied by 110%. However, the dividend rate for any dividend period will not be less than 6.75% per annum nor greater than 10.75% per annum. The dividend rate with respect to the first quarter of 1996 will be equal to 6.75% per annum.


     Dividends with respect to the Series E, F and G Preferred Stock which were issued during 1995 are pro-rated from the date issued through December 31, 1995. Annual distribution requirements with respect to each of these series and the Series H, which was issued in January 1996, are: Series E - $5,488,000, Series F
- $5,606,000, Series G - $15,309,000, and Series H - $14,259,000.

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

                           PUBLIC STORAGE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 1995


12. Stock options
    -------------
     The Company has a 1990 Stock Option Plan (which was adopted by the Board of Directors in 1990 and approved by the shareholders in 1991) which provides for the grant of non-qualified stock options. The Company has a 1994 Stock Option Plan (which was adopted by the Board of Directors and approved by the shareholders in 1994) which provides for the grant of non-qualified options and incentive stock options. (the 1990 Stock Option Plan and the 1994 Stock Option Plan are collectively referred to as the "Plans"). Under the Plans, the Company has granted non-qualified options to certain directors, officers and key employees and service providers to purchase shares of the Company's common stock at a price equal to the fair market value of the common stock at the date of grant. Generally, options under the Plans vest over a three-year period from the date of grant at the rate of one-third per year and expire (i) under the 1990 Plan, five years after the date they became exercisable and (ii) under the 1994 Plan, ten years after the date of grant.

     Information with respect to the Plans during 1995 and 1994 is as follows:

                                                         1995                           1994
                                                 ----------------------        -----------------------
                                                 Number         Average        Number         Average
                                                   of          Price per         of          Price per
                                                Options          Share         Options         Share
                                                -------          -----         -------         -----

Options outstanding January 1                   512,834         $11.879        390,000         $9.522
  Granted                                       227,500           16.48        205,500         14.929
  Exercised                                     (46,667)           8.63        (82,666)         8.345
  Canceled                                            -               -              -              -
Options outstanding December 31                 693,667          $13.61        512,834        $11.879
                                                =======          ======        =======        =======



                                                  $8.125                        $8.125

Option price range at December 31              to $18.00                    to $15.005


Options exercisable at December 31              302,485                        220,667
                                                =======                        =======

Options available for grant at December 31      807,000                      1,034,500
                                                =======                      =========

     In October 1995, the FASB issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," which provides an alternative to APB Opinion No. 25, "Accounting for Stock Issued to Employees," in accounting for stock-based compensation issued to employees. The Statement encourages, but does not require financial reporting to reflect compensation expense for grants of stock, stock options and other equity instruments to employees based on change in the fair value of the underlying stock. The Company intends to continue to apply the existing accounting rules contained in APB Opinion No. 25, "Accounting for Stock Issued to Employees." While recognition for employee stock-based compensation is not mandatory, SFAS 123 requires companies that choose not to adopt the new fair value accounting rules to disclose pro forma net income and earnings per share under the new method. The Company will comply with the disclosure requirements beginning January 1, 1996.

13. Events subsequent to December 31, 1995
    --------------------------------------

     Proposed Mergers
     ----------------
     On March 19, 1996, the shareholders of each of Public Storage Properties IX, Inc. ("Properties 9") and PS Business Parks, Inc. ("PSBP") approved the mergers of the respective corporations into the Company and it is expected that the mergers will be completed during March 1996. In the mergers, it is estimated that the Company will issue an aggregate of 1.5 million shares of Common Stock and pay an additional $11.5 million in cash. Properties 9 owns and operates 15 properties: 14 mini-warehouses and one business parks. PSBP owns and operates a single business park.

                           PUBLIC STORAGE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 1995

     In March 1996, the Company and Storage Properties, Inc. ("SPI"), a publicly traded equity real estate investment trust agreed, subject to certain conditions, to merge. Upon the merger, each outstanding share of SPI common stock would be converted, at the election of the shareholders of SPI, into either shares of the Company's common stock with a market value of $7.31 or, with respect to up to 20% of the SPI common stock, $7.31 in cash. SPI has 3,348,167 outstanding shares of common stock and an estimated value of $24.5 million. The merger agreement is conditioned on, among other requirements, receipt of satisfactory fairness opinions by SPI and approval by the shareholders of SPI. The Company has as advisory agreement and a property management agreement with SPI. SPI owns seven mini-warehouses.

14. Supplementary quarterly financial data (unaudited)
    --------------------------------------------------


                                                            Three months ended
                                       --------------------------------------------------------------
                                       March 31,        June 30,       September 30,    December 31,
                                         1995             1995             1995             1995
                                       ----------      ---------      --------------    -------------
                                                  (in thousands, except per share data)
Revenues                                   $43,198          $47,912          $56,938          $64,602
                                           =======          =======          =======          =======

Net income                                 $13,200          $16,551          $19,470          $21,165
                                           =======          =======          =======          =======

Per Common Share (Note 2):

   Net income                             $   0.24         $   0.26         $   0.26         $   0.20
                                          ========         ========         ========         ========

                                                            Three months ended
                                       --------------------------------------------------------------
                                       March 31,        June 30,       September 30,    December 31,
                                         1994             1994             1994             1994
                                       ----------      ---------      --------------    -------------
                                                  (in thousands, except per share data)

Revenues                                   $32,949          $35,591          $37,549          $41,107
                                           =======          =======          =======          =======

Net income                                $  8,746          $10,194          $10,943          $12,235
                                          ========          =======          =======          =======

Per Common Share (Note 2):

   Net income                             $   0.24        $    0.28        $    0.27         $   0.26
                                          ========        =========        =========         ========

       The three months ended December 31, 1995 reflects the effects of the PSMI Merger.

                              PUBLIC STORAGE, INC.
                           SCHEDULE III - REAL ESTATE
                          AND ACCUMULATED DEPRECIATION



                                                              INITIAL COST
                                                          ------------------------      COSTS
  DATE                                                                  BUILDING &   SUBSEQUENT TO
ACQUIRED     DESCRIPTION                 ENCUMBRANCES      LAND       IMPROVEMENTS   ACQUISITION
-------- ------------------------------- ------------  -----------  --------------  --------------

MINI-WAREHOUSES
1/1/81    Newport News/Jefferson AvenueI  $1,059,000      $108,000     $1,071,000     $321,000
1/1/81    Virginia Beach/Diamond Springs   1,153,000       186,000      1,094,000      313,000
8/1/81    San Jose/Snell                           -       312,000      1,815,000      164,000
10/1/81   Tampa/Lazy Lane                          -       282,000      1,899,000      413,000
11/1/81   Hayward/Whipple                          -       463,000      1,970,000      213,000
6/1/82    San Jose/Tully I                 1,481,000       645,000      1,579,000      324,000
6/1/82    San Carlos/Storage               1,807,000       780,000      1,387,000      321,000
6/1/82    Mountain View                    2,548,000     1,179,000      1,182,000      372,000
6/1/82    Cupertino/Storage                1,998,000       572,000      1,270,000      283,000
10/1/82   Sorrento Valley                  1,839,000     1,002,000      1,343,000      110,000
10/1/82   Northwood                        2,735,000     1,034,000      1,522,000       94,000
3/1/85    Houston/Westheimer                 885,000       850,000      1,179,000      581,000
3/3/86    Tampa/56Th                         781,000       450,000      1,360,000      263,000
12/31/86  Monrovia/Myrtle Avenue           2,064,000     1,149,000      2,446,000      111,000
12/31/86  Chatsworth/Topanga               1,361,000     1,447,000      1,243,000      154,000
12/31/86  Houston/Larkwood                   454,000       246,000        602,000      242,000
12/31/86  Northridge                       3,108,000     3,624,000      1,922,000      219,000
12/31/86  Santa Clara/Duane                1,278,000     1,950,000      1,004,000      230,000
12/31/86  Oyster Point                             -     1,569,000      1,490,000      205,000
12/31/86  Walnut A                                 -       767,000        613,000      104,000
6/7/88    Mesquite/Sorrento Drive                  -       928,000      1,011,000      546,000
3/1/92    Dallas/Walnut St.                        -       537,000      1,008,000      105,000
5/1/92    Camp Creek                               -       576,000      1,075,000       50,000
8/1/92    Tampa/N.Dale Mabry                       -       809,000      1,537,000       92,000
9/1/92    Orlando/W. Colonial                      -       368,000        713,000       32,000
9/1/92    Jacksonville/Arlington                   -       554,000      1,065,000       50,000
10/1/92   Stockton/Mariners                        -       380,000        730,000       16,000
1/1/92    Costa Mesa Ii                            -       533,000        980,000      545,000
11/18/92  Virginia Beach/General Booth Blvd        -       599,000      1,119,000       45,000
1/1/93    Redwood City/Storage                     -       907,000      1,684,000      102,000
1/1/93    City Of Industry                         -     1,611,000      2,991,000      347,000
1/1/93    San Jose/Felipe Ii                       -     1,124,000      2,088,000       97,000
1/1/93    Baldwin Park/Garvey Ave                  -       840,000      1,561,000       53,000
3/19/93   Westminister/W. 80Th                     -       840,000      1,586,000       47,000
5/13/93   Austin/N. Lamar                          -       919,000      1,695,000       53,000
7/16/93   Austin/So. Congress Ave                  -       777,000      1,445,000      132,000
6/10/93   Citrus Heights/Sylvan Road               -       438,000        822,000       72,000
5/28/93   Jacksonville/Phillips Hwy.               -       406,000        771,000       36,000
5/28/93   Tampa/Nebraska Avenue                    -       550,000      1,043,000       22,000
4/26/93   Costa Mesa/Newport                 977,000     2,141,000      3,989,000       64,000
6/9/93    Calabasas/Ventura Blvd.                  -     1,762,000      3,269,000       88,000
6/9/93    Carmichael/Fair Oaks                     -       573,000      1,052,000       24,000
6/9/93    Santa Clara/Duane Ii                     -       454,000        834,000        7,000
6/25/93   Trenton/Allen Road                       -       623,000      1,166,000       54,000

                              PUBLIC STORAGE, INC.
                           SCHEDULE III - REAL ESTATE
                          AND ACCUMULATED DEPRECIATION



                                                              INITIAL COST
                                                          ------------------------      COSTS
  DATE                                                                  BUILDING &   SUBSEQUENT TO
ACQUIRED     DESCRIPTION                 ENCUMBRANCES      LAND       IMPROVEMENTS   ACQUISITION
-------- ------------------------------- ------------  -----------  --------------  --------------

6/30/93   Los Angeles/W.Jefferson Blvd             -     1,085,000      2,017,000        9,000
8/13/93   So. Brunswick/Highway 1                  -     1,076,000      2,033,000       93,000
8/11/93   Atlanta/Northside                        -     1,150,000      2,149,000       28,000
8/11/93   Smyrna/Rosswill Rd                       -       446,000        842,000       20,000
8/1/93    Gaithersburg/E. Diamond            630,000       602,000      1,139,000       66,000
8/31/93   Austin/N. Lamar Iv                       -       502,000        941,000       25,000
10/1/93   Denver/Federal Blvd                      -       875,000      1,633,000        8,000
10/1/93   Citrus Heights                           -       527,000        987,000        3,000
10/1/93   Lakewood/6Th Ave                         -       798,000      1,489,000       15,000
11/3/93   Upland/S. Euclid Ave.                    -       431,000        807,000      286,000
10/27/93  Houston/S. Shaver St                     -       481,000        896,000       45,000
12/9/93   Salt Lake City                   1,280,000       765,000      1,422,000      146,000
12/16/93  West Valley City                         -       683,000      1,276,000       39,000
11/16/93  Norcross/Jimmy Carter                    -       627,000      1,167,000       37,000
11/16/93  Seattle/13Th                     1,622,000     1,085,000      2,015,000      211,000
12/21/93  Pinellas Park/34Th St. W                 -       607,000      1,134,000       67,000
1/21/94   Herndon/Centreville Road                 -     1,584,000      2,981,000       31,000
12/28/93  New Orleans/S. Carrollton Ave            -     1,575,000      2,941,000       41,000
12/29/93  Orange/Main Ii                           -     1,238,000      2,317,000    1,228,000
12/29/93  Sunnyvale/Wedell                         -       554,000      1,037,000      592,000
12/29/93  El Cajon/Magnolia                        -       421,000        791,000      412,000
12/29/93  Orlando/S. Semoran Blvd.                 -       462,000        872,000      485,000
12/29/93  Tampa/W. Hillsborough Ave                -       352,000        665,000      299,000
12/29/93  Irving/West Loop 12                      -       341,000        643,000       56,000
12/29/93  Fullerton/W. Commonwealth                -       904,000      1,687,000      890,000
12/29/93  N. Lauderdale/Mcnab Rd                   -       628,000      1,182,000      584,000
12/29/93  Los Alimitos/Cerritos                    -       695,000      1,299,000      617,000
12/29/93  Frederick/Prospect Blvd.                 -       573,000      1,082,000      421,000
12/29/93  Indianapolis/E. Washington               -       403,000        775,000      341,000
12/29/93  Gardena/Western Ave.                     -       552,000      1,035,000      478,000
12/29/93  Palm Bay/Bobcock Street                  -       409,000        775,000      396,000
1/10/94   Hialeah/W. 20Th Ave.                     -     1,855,000      3,497,000       43,000
1/12/94   Sunnyvale/N. Fair Oaks Ave               -       689,000      1,285,000      234,000
1/12/94   Honolulu/Iwaena                          -     1,182,000      2,200,000      437,000
1/12/94   Miami/Golden Glades                      -       579,000      1,081,000      224,000
2/8/94    Las Vegas/S. Martin Luther King Blvd.    -     1,383,000      2,592,000      854,000
2/28/94   Arlingtn/Old Jefferson Davis Hwy         -       735,000      1,399,000       41,000
3/8/94    Beaverton/Sw Barnes Road                 -       942,000      1,810,000       37,000
3/31/94   Hypoluxo                                 -       735,000      1,404,000      568,000
3/21/94   Austin/Arboretum                         -       473,000        897,000       30,000
3/25/94   Tinton Falls/Shrewsbury Ave              -     1,074,000      2,033,000       85,000
3/25/94   East Brunswick/Milltown Road             -     1,282,000      2,411,000       76,000
3/25/94   Mercerville/Quakerbridge Road            -     1,109,000      2,111,000       25,000
4/26/94   No. Highlands/Roseville Road             -       980,000      1,835,000       44,000
5/12/94   Fort Pierce/Okeechobee Road              -       438,000        842,000       29,000

                              PUBLIC STORAGE, INC.
                           SCHEDULE III - REAL ESTATE
                          AND ACCUMULATED DEPRECIATION




                                                              INITIAL COST
                                                          ------------------------      COSTS
  DATE                                                                  BUILDING &   SUBSEQUENT TO
ACQUIRED     DESCRIPTION                 ENCUMBRANCES      LAND       IMPROVEMENTS   ACQUISITION
-------- ------------------------------- ------------  -----------  --------------  --------------

6/9/94    Chattanooga/Brainerd Road                -       613,000      1,170,000       31,000
6/9/94    Chattanooga/Ringgold Road                -       761,000      1,433,000       43,000
5/24/94   Hempstead/Peninsula Blvd.        3,367,000     2,053,000      3,832,000       51,000
5/24/94   La/Huntington                            -       483,000        905,000        3,000
6/23/94   Las Vegas/Tropicana Ii                   -       750,000      1,408,000       39,000
6/23/94   Henderson/Green Valley Pkwy              -     1,047,000      1,960,000       54,000
6/18/94   Las Vegas/S. Valley View Blvd            -       837,000      1,571,000       42,000
6/24/94   Las Vegas/N. Lamb Blvd.                  -       869,000      1,629,000       53,000
6/30/94   Birmingham/W. Oxmoor Road                -       532,000      1,004,000      166,000
7/20/94   Milpitas/Dempsey Road                    -     1,260,000      2,358,000       78,000
9/15/94   Huntsville/Old Monrovia Road             -       613,000      1,157,000       41,000
9/27/94   West Haven/Bull Hill Lane                -       455,000        873,000       37,000
3/2/95    Everett/Highway 99                       -       859,000      2,022,000       76,000
3/2/95    Burien/1St Ave South                     -       763,000      1,783,000       89,000
3/2/95    Kent/South 238Th Street                  -       763,000      1,783,000       56,000
10/13/94  Davie/State Road 84                      -       744,000      1,467,000      756,000
10/7/94   Alcoa/Airport Plaza Drive                -       543,000      1,017,000       20,000
10/13/94  Carrollton/Marsh Lane                    -       770,000      1,437,000    1,229,000
10/31/94  Sherman Oaks/Van Nuys Blvd               -     1,278,000      2,461,000       20,000
12/19/94  Salt Lake City/West North Temple         -       490,000        917,000       42,000
5/1/95    Sandy/S. State Street                    -     1,043,000      2,442,000       73,000
8/17/94   New Orleans/I-10                         -       784,000      1,470,000       18,000
8/17/94   Beaverton/S.W. Denny Road                -       663,000      1,245,000       10,000
8/17/94   Irwindale/Central Ave.                   -       674,000      1,263,000        4,000
8/17/94   Suitland/St. Barnabas Rd                 -     1,530,000      2,913,000        1,000
8/17/94   North Brunswick/How Lane                 -     1,238,000      2,323,000        7,000
8/17/94   Lombard/64Th                             -       847,000      1,583,000       11,000
8/17/94   Alsip/27Th                               -       406,000        765,000        7,000
1/24/95   Nashville/Elm Hill                       -       338,000        791,000      137,000
1/23/95   North Bergen/Tonne                       -     1,564,000      3,772,000       15,000
1/23/95   San Leandro/Hesperian                    -       734,000      1,726,000        5,000
9/30/94   San Francisco/Marin St.                  -     1,227,000      2,339,000    1,070,000
2/3/95    Reno/S. Mccarron Blvd                    -     1,080,000      2,537,000       39,000
1/5/95    Pantego/West Park                        -       315,000        735,000       20,000
1/12/95   Roswell/Alpharetta                       -       423,000        993,000       29,000
9/30/94   Baltimore/Hillen Street                  -       580,000      1,095,000        4,000
9/30/94   San Francisco/10Th & Howard              -     1,423,000      2,668,000        5,000
9/30/94   Montebello/E. Whittier                   -       383,000        732,000        5,000
9/6/95    Darien/Frontage Road                     -       975,000      2,321,000            -
1/4/95    Chula Vista/Main Street                  -       735,000      1,802,000            -
8/11/95   Studio City/Ventura                      -     1,285,000      3,015,000      (2,000)
12/30/94  Apple Valley/Foliage Ave                 -       910,000      1,695,000       43,000
9/30/94   Arlington/Collins                        -       228,000        435,000       24,000
9/30/94   Miami/S.W. 119Th Ave                     -       656,000      1,221,000        3,000

                              PUBLIC STORAGE, INC.
                           SCHEDULE III - REAL ESTATE
                          AND ACCUMULATED DEPRECIATION




                                                              INITIAL COST
                                                          ------------------------      COSTS
  DATE                                                                  BUILDING &   SUBSEQUENT TO
ACQUIRED     DESCRIPTION                 ENCUMBRANCES      LAND       IMPROVEMENTS   ACQUISITION
-------- ------------------------------- ------------  -----------  --------------  --------------

9/30/94   Blackwood/Erial Road                     -       774,000      1,437,000        7,000
9/30/94   Concord/Monument                         -     1,092,000      2,027,000       26,000
9/30/94   Rochester/Lee Road                       -       469,000        871,000        9,000
9/30/94   Houston/Bellaire                         -       623,000      1,157,000       10,000
9/30/94   Austin/Lamar Blvd I                      -       781,000      1,452,000        6,000
9/30/94   Milwaukee/Lovers Lane Rd                 -       469,000        871,000        8,000
9/30/94   Monterey/Del Rey Oaks                    -     1,342,000      2,501,000       14,000
9/30/94   St. Petersburg/66Th St.                  -       427,000        793,000       19,000
9/30/94   Dayton Bch/N. Nova Road                  -       396,000        735,000        2,000
9/30/94   Maple Shade/Route 38                     -       994,000      1,846,000       16,000
9/30/94   Marlton/Route 73 N.                      -       938,000      1,742,000       13,000
9/30/94   Naperville/E. Ogden Ave                  -       683,000      1,268,000       20,000
9/30/94   Long Beach/South Street                  -     1,778,000      3,307,000       38,000
9/30/94   Aloha/S.W. Shaw                          -       805,000      1,495,000       23,000
9/30/94   Alexandria/S. Pickett                    -     1,550,000      2,879,000       14,000
9/30/94   Houston/Highway 6 North                  -     1,120,000      2,083,000        7,000
9/30/94   San Antonio/Nacogdoches Rd               -       571,000      1,060,000        5,000
9/30/94   San Ramon/San Ramon Valley               -     1,530,000      2,840,000       14,000
9/30/94   San Rafael/Merrydale Rd                  -     1,705,000      3,165,000       46,000
9/30/94   San Antonio/Austin Hwy                   -       592,000      1,098,000        2,000
9/30/94   Sharonville/E. Kemper                    -       574,000      1,070,000            -
12/27/94  Knoxville/Chapman Highway                -       753,000      1,411,000       66,000
7/13/95   Tarzana/Burbank Blvd                     -     2,895,000      6,823,000            -
12/28/94  Milpitas/Watson Ii               2,461,000     1,575,000      2,925,000       37,000
12/28/94  Las Vegas/Jones Blvd             1,802,000     1,208,000      2,243,000       14,000
12/28/94  Venice/Guthrie                           -       578,000      1,073,000        9,000
5/3/95    Largo/Ulmerton Roa                       -       263,000        654,000            -
3/31/95   Cheverly/Central Ave                     -       911,000      2,164,000            -
5/25/95   Falls Church/Gallo                       -       350,000        835,000            -
5/8/95    Fairfield/Western Street                 -       439,000      1,030,000            -
5/8/95    Dallas/W. Mockingbird                    -     1,440,000      3,371,000            -
5/8/95    East Point/Lakewood                      -       884,000      2,071,000            -
6/12/95   Baltimore/Old Waterloo                   -       769,000      1,850,000            -
6/12/95   Pleasant Hill/Hookston                   -       766,000      1,848,000            -
6/12/95   Mountain View/Old Middlefield            -     2,095,000      4,913,000            -
11/16/95  Palm Beach Gardens                       -       657,000      1,540,000            -
11/16/95  Delray Beach                             -       600,000      1,407,000            -
6/30/95   San Jose/Blossom Hill                    -     1,467,000      3,444,000            -
6/30/95   Fairfield/Kings Highway                  -     1,811,000      4,273,000            -
6/30/95   Pacoima/Paxton Street            1,588,000       840,000      1,976,000            -
8/12/95   Smyrna/Hargrove Road                     -     1,020,000      3,038,000            -
7/31/95   Orlando/Lakehurst                1,127,000       450,000      1,063,000            -

                              PUBLIC STORAGE, INC.
                           SCHEDULE III - REAL ESTATE
                          AND ACCUMULATED DEPRECIATION




                                                              INITIAL COST
                                                          ------------------------      COSTS
  DATE                                                                  BUILDING &   SUBSEQUENT TO
ACQUIRED     DESCRIPTION                 ENCUMBRANCES      LAND       IMPROVEMENTS   ACQUISITION
-------- ------------------------------- ------------  -----------  --------------  --------------

7/31/95   Livermore/Portola                1,513,000       921,000      2,157,000            -
7/31/95   San Jose/Tully Ii                1,870,000       912,000      2,137,000            -
7/31/95   Mission Bay                      4,642,000     1,617,000      3,785,000            -
7/31/95   Las Vegas/Decatur                1,530,000     1,147,000      2,697,000            -
7/31/95   Pleasanton/Stanley               3,340,000     1,624,000      3,811,000            -
7/31/95   Castro Valley/Grove                807,000       757,000      1,772,000            -
7/31/95   Honolulu/Kaneohe                 2,527,000     1,215,000      2,846,000            -
7/31/95   Chicago/Wabash Ave               1,852,000       645,000      1,535,000            -
7/31/95   Springfield/Parker               2,254,000       765,000      1,834,000            -
7/31/95   Huntington Bch/Gotham            1,915,000       765,000      1,808,000            -
8/1/95    Gresham/Division                         -       607,000      1,428,000            -
8/1/95    Tucker/Lawrenceville                     -       600,000      1,405,000            -
8/1/95    Decatur/Covington                        -       720,000      1,694,000            -
7/31/95   Tucker/Lawrenceville                     -       630,000      1,480,000            -
7/31/95   Marietta/Canton Road                     -       600,000      1,423,000            -
7/31/95   Wheeling/Hintz                     586,000       450,000      1,054,000            -
9/1/95    Hayward/Mission Blvd                     -     1,020,000      2,383,000            -
9/1/95    Park City/Belvider               1,244,000       600,000      1,405,000            -
9/1/95    New Castle/Dupont Parkway        1,852,000       990,000      2,369,000            -
9/1/95    Las Vegas/Rainbow                1,865,000     1,050,000      2,459,000            -
9/1/95    Mountain View/Reng               1,797,000       945,000      2,216,000            -
9/1/95    Venice/Cadillac                          -       930,000      2,182,000            -
2/28/95   Decatur/Flat Shoal                       -       970,000      2,288,000            -
2/28/95   Smyrna/S. Cobb                           -       663,000      1,559,000            -
2/28/95   Downey/Bellflower                        -       916,000      2,158,000            -
2/28/95   Vallejo/Lincoln                          -       445,000      1,052,000            -
2/28/95   Lynnwood/180Th St                        -       516,000      1,205,000            -
2/28/95   Kent/Pacific Hwy                         -       728,000      1,711,000            -
2/28/95   Kirkland                                 -     1,254,000      2,932,000            -
2/28/95   Federal Way/Pacific                      -       785,000      1,832,000            -
2/28/95   Tampa/S. Dale                            -       791,000      1,852,000            -
2/28/95   Burlingame/Adrian Rd                     -     2,280,000      5,349,000            -
2/28/95   Miami/Cloverleaf                         -       606,000      1,426,000            -
2/28/95   Pinole/San Pablo                         -       639,000      1,502,000            -
2/28/95   South Gate/Firesto                       -     1,442,000      3,449,000            -
2/28/95   San Jose/Mabury                          -       892,000      2,088,000            -
2/28/95   La Puente/Valley Blvd                    -       591,000      1,390,000            -
2/28/95   San Jose/Capitol E                       -     1,215,000      2,852,000            -
2/28/95   Milwaukie/40Th Street                    -       579,000      1,368,000            -
2/28/95   Portland/N. Lombard                      -       812,000      1,900,000            -
2/28/95   Miami/Biscayne                           -     1,313,000      3,076,000            -
2/28/95   Chicago/Clark Street                     -       442,000      1,031,000            -
2/28/95   Palatine/Dundee                          -       698,000      1,643,000            -
2/28/95   Williamsville/Transit                    -       284,000        670,000            -
2/28/95   Amherst/Sheridan                         -       484,000      1,151,000            -

                              PUBLIC STORAGE, INC.
                           SCHEDULE III - REAL ESTATE
                          AND ACCUMULATED DEPRECIATION




                                                              INITIAL COST
                                                          ------------------------      COSTS
  DATE                                                                  BUILDING &   SUBSEQUENT TO
ACQUIRED     DESCRIPTION                 ENCUMBRANCES      LAND       IMPROVEMENTS   ACQUISITION
-------- ------------------------------- ------------  -----------  --------------  --------------

2/28/95   Milwaukie I/Se                           -       597,000      1,464,000            -
9/1/95    Simi Valley/Los Angeles                  -     1,590,000      3,724,000            -
9/1/95    Spring Valley/Foreman                    -     1,095,000      2,572,000            -
9/30/95   Van Nuys/Balboa Blvd                     -     1,920,000      4,504,000        4,000
10/31/95  San Lorenzo/Hesperian            3,993,000     1,590,000      3,716,000            -
10/31/95  Chicago/W. 47Th Street                   -       300,000        708,000            -
10/31/95  Los Angeles/Eastern                      -       455,000      1,070,000            -
6/30/95   Portland/Prescott                        -       647,000      1,509,000            -
6/30/95   St. Petersburg                           -       352,000        827,000            -
6/30/95   Dallas/Audelia Road                      -       677,000      1,579,000            -
6/30/95   Miami Gardens                            -       823,000      1,929,000            -
6/30/95   Grand Prairie/19Th                       -       566,000      1,329,000            -
6/30/95   Joliet/Jefferson Street                  -       501,000      1,181,000            -
6/30/95   Bridgeton/Pennridge                      -       283,000        661,000            -
6/30/95   Portland/S.E.92Nd                        -       638,000      1,497,000            -
6/30/95   Houston/S.W. Freeway                     -       537,000      1,254,000            -
6/30/95   Milwaukee/Brown                          -       358,000        849,000            -
6/30/95   Orlando/W. Oak Ridge                     -       698,000      1,642,000            -
6/30/95   Lauderhill/State Road                    -       644,000      1,508,000            -
6/30/95   Orange Park/Blanding Blvd                -       394,000        918,000            -
6/30/95   St. Petersburg/Joe'S Creek               -       704,000      1,642,000            -
6/30/95   St. Louis/Page Service Drive             -       531,000      1,241,000            -
6/30/95   Independence/E. 42Nd                     -       438,000      1,023,000            -
6/30/95   Cherry Hill/Dobbs Lane                   -       716,000      1,676,000            -
6/30/95   Edgewater Park/Route 130                 -       683,000      1,593,000            -
6/30/95   Beaverton/S.W. 110                       -       572,000      1,342,000            -
6/30/95   Markham/W. 159Th Place                   -       230,000        539,000            -
6/30/95   Houston/N.W. Freeway                     -       447,000      1,066,000            -
6/30/95   Portland/Gantenbein                      -       537,000      1,262,000            -
6/30/95   Upper Chichester/Market St.              -       569,000      1,329,000            -
6/30/95   Fort Worth/Hwy 80                        -       379,000        891,000            -
6/30/95   Greenfield/S. 108Th                      -       728,000      1,707,000            -
6/30/95   Dallas/Audelia Road                      -       489,000      1,146,000            -
6/30/95   Cerritos/Edwards Road                    -       516,000      1,265,000            -
6/30/95   Milwaukie 11/Se International Way        -       411,000        999,000            -
6/30/95   Altamonte Springs                        -       566,000      1,326,000            -
6/30/95   East Hazel Crest/Halsted I               -       483,000      1,127,000            -
6/30/95   Seattle/Delridge Way                     -       760,000      1,779,000            -
6/30/95   Elmhurst/Lake Frontage Rd                -       748,000      1,758,000            -
6/30/95   Los Angeles/Beverly Blvd                 -       787,000      1,886,000            -
6/30/95   Lawrenceville/Brunswick                  -       841,000      1,961,000            -
6/30/95   Renton/Rainier                           -       295,000        698,000            -
6/30/95   Richmond/Carlson                         -       865,000      2,025,000            -

                              PUBLIC STORAGE, INC.
                           SCHEDULE III - REAL ESTATE
                          AND ACCUMULATED DEPRECIATION




                                                              INITIAL COST
                                                          ------------------------      COSTS
  DATE                                                                  BUILDING &   SUBSEQUENT TO
ACQUIRED     DESCRIPTION                 ENCUMBRANCES      LAND       IMPROVEMENTS   ACQUISITION
-------- ------------------------------- ------------  -----------  --------------  --------------

6/30/95   Liverpool/Oswego Road                    -       545,000      1,279,000            -
6/30/95   Rochester/East Ave                       -       578,000      1,375,000            -
6/30/95   Pasadena/E. Beltway                      -       757,000      1,767,000            -
11/15/95  Costa Mesa - B                     532,000       522,000      1,218,000            -
11/15/95  Plano/E. 14Th                            -       705,000      1,646,000            -
11/15/95  Citrus Heights/Sunrise                   -       520,000      1,213,000            -
11/15/95  Modesto/Briggsmore Ave                   -       470,000      1,097,000            -
11/15/95  Camarillo/Ventura Blvd                   -       180,000        420,000            -
11/15/95  So San Francisco/Spruce             65,000     1,905,000      4,444,000            -
11/15/95  Pacheco/Buchanan Circle          4,166,000     1,681,000      3,951,000            -
1/1/83    Platte                                   -       409,000        953,000      122,000
5/1/83    Delta Drive                              -        67,000        481,000       94,000
12/1/82   Port/Halsey                              -       357,000      1,150,000    (476,000)
12/1/82   Sacto/Folsom                             -       396,000        329,000      406,000
12/1/83   Semoran                                  -       442,000      1,882,000      100,000
3/1/83    Blackwood                                -       213,000      1,559,000       97,000
10/1/83   Orlando J. Y. Parkway                    -       383,000      1,512,000      172,000
9/1/83    Southington                              -       124,000      1,233,000      171,000
4/1/83    Vailsgate                                -       103,000        990,000      180,000
6/1/83    Ventura                                  -       658,000      1,734,000       34,000
8/1/83    Southhampton                             -       331,000      1,738,000      377,000
9/1/83    Webster/Keystone                         -       449,000      1,688,000      386,000
9/1/83    Dover                                    -       107,000      1,462,000      249,000
9/1/83    Newcastle                                -       227,000      2,163,000      246,000
9/1/83    Newark                                   -       208,000      2,031,000      121,000
9/1/83    Langhorne                                -       263,000      3,549,000      165,000
9/1/83    Hobart                                   -       215,000      1,491,000      206,000
9/1/83    Ft. Wayne/W. Coliseum                    -       160,000      1,395,000       15,000
9/1/83    Ft. Wayne/Bluffton                       -        88,000        675,000       84,000
11/1/83   Webster/Nasa                             -     1,570,000      2,457,000      843,000
11/1/83   Aurora                                   -       505,000        758,000      172,000
11/1/83   Campbell                                 -     1,820,000      1,408,000    (749,000)
11/1/83   Col Springs/Ed  (Coulter)                -       471,000      1,640,000     (71,000)
11/1/83   Col Springs/Mv  (Coulter)                -       320,000      1,036,000       69,000
11/1/83   Thorton (Coulter)                        -       418,000      1,400,000     (13,000)
11/1/83   Oklahoma City   (Coulter)                -       454,000      1,030,000      559,000
11/1/83   Tucson (Coulter)                         -       343,000        778,000      416,000
12/1/83   Charlotte                                -       165,000      1,274,000      268,000
12/1/83   Greensboro/Market                        -       214,000      1,653,000      368,000
12/1/83   Greensboro/Electra                       -       112,000        869,000      207,000
12/1/83   Raleigh/Yonkers                          -       203,000        914,000      252,000
12/1/83   Columbia                                 -       171,000      1,318,000      398,000
12/1/83   Richmond                                 -       176,000      1,360,000      282,000
12/1/83   Augusta                                  -        97,000        747,000      195,000

                              PUBLIC STORAGE, INC.
                           SCHEDULE III - REAL ESTATE
                          AND ACCUMULATED DEPRECIATION




                                                              INITIAL COST
                                                          ------------------------      COSTS
  DATE                                                                  BUILDING &   SUBSEQUENT TO
ACQUIRED     DESCRIPTION                 ENCUMBRANCES      LAND       IMPROVEMENTS   ACQUISITION
-------- ------------------------------- ------------  -----------  --------------  --------------

4/1/84    Providence                               -        92,000      1,087,000      219,000
1/24/85   Cranston                                 -       175,000        722,000      235,000
3/1/84    Marrietta/Cobb                           -        73,000        542,000      160,000
1/1/84    Fremont/Albrae                           -       636,000      1,659,000      336,000
1/1/84    Tacoma                                   -       553,000      1,173,000      272,000
1/1/84    Belton                                   -       175,000        858,000      344,000
1/1/84    Gladstone                                -       275,000      1,799,000      256,000
1/1/84    Hickman/112                              -       257,000      1,848,000      309,000
1/1/84    Holmes                                   -       289,000      1,333,000      181,000
1/1/84    Independence                             -       221,000      1,848,000      216,000
1/1/84    Merriam                                  -       255,000      1,469,000      200,000
1/1/84    Olathe                                   -       107,000        992,000      189,000
1/1/84    Shawnee                                  -       205,000      1,420,000      290,000
1/1/84    Topeka                                   -        75,000      1,049,000      162,000
2/1/84    Unicorn/Nkoxville                        -       662,000      1,887,000      278,000
2/1/84    Central/Knoxville                        -       449,000      1,281,000      169,000
3/1/84    Manassas                                 -       320,000      1,556,000      289,000
2/1/84    Pico Rivera                              -       743,000        807,000      256,000
5/1/84    Raleigh/Departure                        -       302,000      2,484,000      317,000
4/1/84    Milwaukie/Oregon                         -       289,000        584,000      188,000
7/1/84    Trevose/Old Lincoln                      -       421,000      1,749,000      267,000
5/1/84    Virginia Beach                           -       509,000      2,121,000      501,000
5/1/84    Philadelphia/Grant               2,260,000     1,041,000      3,262,000      350,000
6/1/84    Lorton                                   -       435,000      2,040,000      411,000
6/1/84    Baltimore                                -       382,000      1,793,000      491,000
6/1/84    Laurel                                   -       501,000      2,349,000      509,000
6/1/84    Delran                                   -       279,000      1,472,000      204,000
5/1/84    Garland                                  -       356,000        844,000      127,000
6/1/84    Orange Blossom                           -       226,000        924,000      158,000
6/1/84    Safe Place (Cincinatti)                  -       402,000      1,573,000      322,000
6/1/84    Safe Place (Florence)                    -       185,000        740,000      248,000
8/1/84    Medley                                   -       584,000      1,016,000      253,000
8/1/84    Oklahoma City                            -       340,000      1,310,000      319,000
8/1/84    Newport News                             -       356,000      2,395,000      367,000
9/1/84    Kaplan (Irving)                          -       677,000      1,592,000      275,000
9/1/84    Kaplan (Walnut Hill)                     -       971,000      2,359,000      434,000
9/1/84    Cockrell Hill                            -       380,000        913,000      927,000
11/1/84   Omaha                                    -       109,000        806,000      336,000
11/1/84   Manchester                               -       164,000      1,643,000      184,000
12/1/84   Austin (Ben White)                       -       325,000        474,000      174,000
12/1/84   Austin (Lamar)                           -       643,000        947,000      274,000
12/1/84   Pompano                                  -       399,000      1,386,000      378,000
12/1/84   Forth Worth                              -       122,000        928,000     (66,000)

                              PUBLIC STORAGE, INC.
                           SCHEDULE III - REAL ESTATE
                          AND ACCUMULATED DEPRECIATION




                                                              INITIAL COST
                                                          ------------------------      COSTS
  DATE                                                                  BUILDING &   SUBSEQUENT TO
ACQUIRED     DESCRIPTION                 ENCUMBRANCES      LAND       IMPROVEMENTS   ACQUISITION
-------- ------------------------------- ------------  -----------  --------------  --------------

11/1/84   Hialeah                                  -       886,000      1,784,000      142,000
12/1/84   Montgomeryville                          -       215,000      2,085,000      209,000
12/1/84   Bossier City                             -       184,000      1,542,000      200,000
2/1/85    Simi Valley                              -       737,000      1,389,000      214,000
3/6/85    Chattanooga                              -       202,000      1,573,000      235,000
2/1/85    Hurst                                    -       231,000      1,220,000      131,000
3/1/85    Portland                                 -       285,000        941,000      166,000
5/3/85    Longwood                                 -       355,000      1,645,000      164,000
3/19/85   Fern Park                                -       144,000      1,107,000      142,000
3/14/85   Fairfield                                -       338,000      1,187,000      286,000
4/10/85   Laguna Hills                             -     1,224,000      3,303,000      274,000
7/11/85   Columbus (Morse Rd.)                     -       195,000      1,510,000      144,000
7/11/85   Columbus (Kenney Rd.)                    -       199,000      1,531,000      140,000
6/1/85    Columbus (Busch Blvd.)                   -       202,000      1,559,000      183,000
6/1/85    Columbus (Kinnear Rd.)                   -       241,000      1,865,000      170,000
6/7/85    Grove City/ Marlane Drive                -       150,000      1,157,000      153,000
6/7/85    Reynoldsburg                             -       204,000      1,568,000      171,000
6/1/85    Worthington                              -       221,000      1,824,000      174,000
7/11/85   Westerville                              -       199,000      1,517,000      182,000
6/1/85    Arlington                                -       201,000      1,497,000      178,000
7/11/85   Springfield                              -        90,000        699,000      117,000
7/11/85   Dayton (Executive Blvd.)                 -       144,000      1,108,000      241,000
7/11/85   Dayton (Needmore Road)                   -       160,000      1,207,000      225,000
7/11/85   Lilburn                                  -       331,000        969,000      106,000
4/18/85   Austin/ S. First                         -       778,000      1,282,000      152,000
4/18/85   Cincinnati/E. Kemper                     -       232,000      1,573,000      180,000
5/1/85    Cincinnati/Colerain                      -       253,000      1,717,000      217,000
5/1/85    Florence/Tanner Lane                     -       218,000      1,477,000      179,000
5/23/85   Tacoma/Phillips Rd.                      -       396,000      1,204,000      148,000
5/17/85   Milwaukie/Mcloughlin II                  -       458,000        742,000      253,000
7/11/85   San Diego/Kearney Mesa Rd                -       783,000      1,750,000      266,000
5/20/85   Manchester/S. Willow II                  -       371,000      2,129,000    (262,000)
6/1/85    N. Hollywood/Raymer                      -       967,000        848,000      227,000
7/12/85   Scottsdale/70th St                       -       632,000      1,368,000      176,000
7/26/85   Concord/Hwy 29                           -       150,000        750,000      176,000
10/1/85   N. Hollywood/Whitsett  (A)       1,818,000     1,524,000      2,576,000      193,000
10/1/85   Portland/SE 82nd St                      -       354,000        496,000      197,000
9/18/85   Madison/Copps Ave.                       -       450,000      1,150,000      275,000
9/25/85   Columbus/Sinclair                        -       307,000        893,000      118,000
9/12/85   Philadelphia/Tacony St                   -       118,000      1,782,000      132,000
11/1/85   Perrysburg/Helen Dr.                     -       110,000      1,590,000    (195,000)
10/3/85   Columbus/Ambleside                       -       124,000      1,526,000    (207,000)
11/1/85   Indianapolis/Pike Place                  -       229,000      1,531,000      154,000
11/1/85   Indianapolis/Beach Grove                 -       198,000      1,342,000      122,000
10/17/85  Hartford/Roberts                         -       219,000      1,481,000      251,000

                              PUBLIC STORAGE, INC.
                           SCHEDULE III - REAL ESTATE
                          AND ACCUMULATED DEPRECIATION




                                                              INITIAL COST
                                                          ------------------------      COSTS
  DATE                                                                  BUILDING &   SUBSEQUENT TO
ACQUIRED     DESCRIPTION                 ENCUMBRANCES      LAND       IMPROVEMENTS   ACQUISITION
-------- ------------------------------- ------------  -----------  --------------  --------------

10/17/85  Wichita/S. Rock Rd.                      -       501,000      1,478,000     (89,000)
10/9/85   Wichita/E. Harry                         -       313,000      1,050,000    (138,000)
10/9/85   Wichita/S. Woodlawn                      -       263,000        905,000    (178,000)
10/9/85   Wichita/E. Kellogg                       -       185,000        658,000    (159,000)
10/9/85   Wichita/S. Tyler                         -       294,000      1,004,000     (15,000)
10/9/85   Wichita/W. Maple                         -       234,000        805,000    (210,000)
10/9/85   Wichita/Carey Lane                       -       192,000        674,000    (143,000)
10/9/85   Wichita/E. Macarthur                     -       220,000        775,000    (202,000)
10/9/85   Joplin/S. Range Line                     -       264,000        904,000     (79,000)
12/24/85  Milpitas                                 -     1,623,000      1,577,000      203,000
12/1/85   Pleasanton/Santa Rita (A)        2,215,000     1,226,000      2,078,000      193,000
7/1/88    Forth Wayne                              -       101,000      1,524,000     (24,000)
10/3/85   San Antonio/Wetmore Rd.                  -       306,000      1,079,000      354,000
10/3/85   San Antonio/Callaghan                    -       288,000      1,016,000      283,000
10/3/85   San Antonio/Zarzamora                    -       364,000      1,281,000      328,000
10/3/85   San Antonio/Hackberry                    -       388,000      1,367,000      307,000
10/3/85   San Antonio/Fredericksburg               -       287,000      1,009,000      297,000
10/3/85   Dallas/S. Wetmoreland                    -       474,000      1,670,000      135,000
10/3/85   Dallas/Alvin St.                         -       359,000      1,266,000      112,000
10/3/85   Forth Worth/W. Beach St.                 -       356,000      1,252,000      110,000
10/3/85   Forth Worth/E. Seminary                  -       382,000      1,346,000      119,000
10/3/85   Forth Worth/Cockrell St.                 -       323,000      1,136,000      116,000
11/7/85   Everett/Evergreen                        -       706,000      2,294,000      308,000
11/7/85   Seattle/Empire Way                       -     1,652,000      5,348,000      508,000
12/1/85   Amherst/Niagra Falls                     -       132,000        701,000      191,000
12/18/85  West Sams Blvd.                          -       164,000      1,159,000    (325,000)
3/11/86   Jacksonville/Wiley                       -       140,000        510,000      186,000
12/1/85   McArthur Rd.                             -       204,000      1,628,000      124,000
2/21/86   Costa Mesa/Pomona                        -     1,405,000      1,520,000      246,000
12/1/85   Brockton/Main                            -       153,000      2,020,000    (270,000)
1/1/86    Mapleshade/Rudderow                      -       362,000      1,811,000      198,000
1/1/86    Bordontown/Groveville                    -       196,000        981,000      117,000
12/31/85  Eatontown/Hwy 35                         -       308,000      4,067,000      336,000
3/3/86    Brea/Imperial Hwy                        -     1,069,000      2,165,000      302,000
12/1/85   Denver/Leetsdale                         -       603,000        847,000      177,000
2/1/86    Skokie/McCormick                         -       638,000      1,912,000      189,000
1/8/86    Sun Valley/Sheldon                       -       544,000      1,836,000      243,000
3/28/86   St. Louis/Forder                         -       517,000      1,133,000      190,000
1/1/86    Las Vegas/Highland                       -       432,000        848,000      180,000
5/1/86    Westlake Village                         -     1,205,000        995,000      181,000
2/19/86   Colorado Springs/Sinton                  -       535,000      1,115,000      132,000
2/20/86   Oklahoma City/Penn                       -       146,000        829,000      112,000
2/20/86   Oklahoma City/39th Expressway            -       238,000        812,000      176,000

                              PUBLIC STORAGE, INC.
                           SCHEDULE III - REAL ESTATE
                          AND ACCUMULATED DEPRECIATION




                                                              INITIAL COST
                                                          ------------------------      COSTS
  DATE                                                                  BUILDING &   SUBSEQUENT TO
ACQUIRED     DESCRIPTION                 ENCUMBRANCES      LAND       IMPROVEMENTS   ACQUISITION
-------- ------------------------------- ------------  -----------  --------------  --------------

4/1/86    Reno/Telegraph                           -       649,000      1,051,000      354,000
7/15/86   Colorado Springs/Hollow Tree             -       574,000        726,000      178,000
4/11/86   Kirkham                                  -       199,000      1,001,000      142,000
4/11/86   Reavis                                   -       192,000        958,000      144,000
4/10/86   Fort Worth/East Loop                     -       196,000        804,000      157,000
6/1/86    Richlan Hills                            -       543,000        857,000      353,000
5/29/86   Sacramento/Franklin Blvd.                -       872,000        978,000      311,000
6/10/86   West Valley/So. 3600                     -       208,000      1,552,000      211,000
7/1/86    West LA/Purdue Ave.                      -     2,415,000      3,585,000      284,000
7/15/86   Capital Heights/Central Ave.             -       649,000      3,851,000      249,000
10/24/86  Perleta/Fremont                          -       851,000      1,074,000      232,000
7/1/86    Pontiac/Dixie hwy.                       -       259,000      2,091,000       28,000
8/1/86    Laurel/Ft. Meade Rd.                     -       475,000      1,475,000      209,000
9/10/86   Kansas City/S. 44th.                     -       509,000      1,906,000      359,000
10/1/86   Birmingham/Highland                      -        89,000        786,000       78,000
10/1/86   Birmingham/Riverchase                    -       262,000      1,338,000      313,000
10/1/86   Birmingham/Eastwood                      -       166,000      1,184,000      144,000
10/1/86   Birmingham/Forestdale                    -       152,000        948,000      124,000
10/1/86   Birmingham/Centerpoint                   -       265,000      1,305,000      191,000
10/1/86   Birmingham/Roebuck Plaza                 -       101,000        399,000      125,000
10/1/86   Birmingham/Greensprings                  -       347,000      1,173,000      275,000
10/1/86   Birmingham/Hoover                        -       372,000      1,128,000      279,000
10/1/86   Birmingham/Midfield                      -       170,000        355,000      159,000
10/1/86   Birmingham/Huntsville-Leeman             -       158,000        992,000      212,000
10/1/86   Birmingham/Huntsville-Drake              -       253,000      1,172,000      196,000
10/1/86   Birmingham/Anniston                      -        59,000        566,000      105,000
10/1/86   Pilgrim/Monroe                           -       595,000      1,043,000      227,000
10/1/86   Pilgrim/I-45                             -       704,000      1,146,000      437,000
10/1/86   Pilgrim/Rogerdale                        -     1,631,000      2,792,000      404,000
10/1/86   Pilgrim/Gessner                          -     1,032,000      1,693,000      276,000
10/1/86   Pilgrim/Richmond                         -     1,502,000      2,506,000      450,000

                              PUBLIC STORAGE, INC.
                           SCHEDULE III - REAL ESTATE
                          AND ACCUMULATED DEPRECIATION




                                                              INITIAL COST
                                                          ------------------------      COSTS
  DATE                                                                  BUILDING &   SUBSEQUENT TO
ACQUIRED     DESCRIPTION                 ENCUMBRANCES      LAND       IMPROVEMENTS   ACQUISITION
-------- ------------------------------- ------------  -----------  --------------  --------------

10/1/86   Pilgrim/Gulfton                          -     1,732,000      3,036,000      806,000
10/1/86   Pilgrim/West Park                        -       503,000        854,000      127,000
10/23/86  Jonesboro                                -       157,000        718,000      145,000
9/12/86   Lakewood/W. 6th Ave.                     -     1,070,000      3,155,000      448,000
10/1/86   Pilgrim/Houston/Loop 610                 -     1,299,000      3,491,000      658,000
10/1/86   Pilgrim/Houston/S.W. Freeway             -       904,000      2,319,000      341,000
10/1/86   Pilgrim/Houston/FM 1960                  -       719,000      1,987,000    (212,000)
10/1/86   Pilgrim/Houston/Old Katy Rd.             -     1,365,000      3,431,000      432,000
10/1/86   Pilgrim/Houston/Long Point               -       451,000      1,187,000      436,000
10/1/86   Austin/Red Rooster                       -     1,390,000      1,710,000      274,000
12/31/86  Lynnwood/196th SW                        -     1,063,000      1,602,000      291,000
12/10/86  Auburn/Auburn Way North                  -       606,000      1,144,000      293,000
12/18/86  Gresham/Burnside                         -       351,000      1,056,000      297,000
12/19/86  Denver/Sheridan Rd.                      -     1,033,000      2,792,000      471,000
12/10/86  Marietta/Cobb Pkwy.                      -       536,000      2,764,000      484,000
12/10/86  Hillsboro/Tualatin Hwy.                  -       461,000        574,000      225,000
11/26/86  Arleta/Osborne St.                       -       987,000        663,000      206,000
4/1/87    City of Industry/Amar Rd.                -       748,000      2,052,000      302,000
3/16/87   Annandale/Ravensworth                    -       679,000      1,621,000      160,000
5/28/87   OK City/Hefner                           -       459,000        941,000      201,000
12/23/86  San Antonio/Sunst Rd.                    -     1,206,000      1,594,000      361,000
8/11/87   Hammond/Calumet                          -        97,000        751,000      419,000
7/1/88    Portland/Moody                           -       663,000      1,637,000     (97,000)
7/16/87   Oakbrook Terrace                         -       912,000      2,688,000      538,000
10/17/87  Plantation/S. State Rd.                  -       924,000      1,801,000      223,000
3/1/88    Anaheim/Lakeview                         -       995,000      1,505,000      440,000
8/20/87   San Antonio/Austin Hwy.                  -       400,000        850,000      124,000
10/1/87   Rockville/Fredrick Rd.                   -     1,695,000      3,305,000      590,000
2/15/95   Schiller Park/W. Irving                  -     1,815,000      2,467,000    1,201,948
2/15/95   Lansing/173rd Street                     -       601,000      2,084,000    1,015,347
2/15/95   Pleasanton/Boulder                       -     1,003,000      1,548,000      754,202
2/15/95   Los Angeles/S. Sepulveda                 -     1,649,000      2,189,000    1,066,504
7/1/95    Artesia/Artesia                          -       668,000        874,000      525,000
7/1/95    Arcadia/Lower Azusa                      -       878,000        813,000      488,000
7/1/95    Dallas/Kingsly IV                        -     1,171,000        998,000      599,000
7/1/95    Manassas/Centreville                     -       433,000      1,308,000      786,000
7/1/95    Los Angeles/San Pedro                    -     1,719,000      2,071,000    1,244,000
7/1/95    Bellevue/Northup                         -     1,317,000      1,980,000    1,189,000
7/1/95    Hollywood/Willoughby                     -     1,701,000      1,100,000      661,000

                              PUBLIC STORAGE, INC.
                           SCHEDULE III - REAL ESTATE
                          AND ACCUMULATED DEPRECIATION




                                                              INITIAL COST
                                                          ------------------------      COSTS
  DATE                                                                  BUILDING &   SUBSEQUENT TO
ACQUIRED     DESCRIPTION                 ENCUMBRANCES      LAND       IMPROVEMENTS   ACQUISITION
-------- ------------------------------- ------------  -----------  --------------  --------------

7/1/95    Atlanta/John Wesley                      -     1,319,000        873,000      524,000
7/1/95    Montebello/S. Maple                      -     1,362,000      1,403,000      843,000
7/1/95    Lake City/Forest P.                      -       266,000        832,000      500,000
7/1/95    Baltimore/W Patap.                       -       430,000      1,629,000      978,000
7/1/95    Fraser/Groesbeck                         -       393,000      1,089,000      654,000
7/1/95    Vellejo/Mini Drive                       -       599,000      1,086,000      652,000
9/30/95   Whittier                                 -       215,000        384,000            -
9/30/95   Van Nuys                                 -       295,000        657,000            -
9/30/95   Huntington Beach                   449,000       176,000        321,000            -
9/30/95   Monterey Park                      344,000       124,000        346,000            -
9/30/95   Downey                             367,000       191,000        317,000            -
9/30/95   Balboa                                   -        85,000        346,000            -
9/30/95   Stockton                           435,000       151,000        402,000            -
9/30/95   Del Amo                            234,000       474,000        742,000            -
9/30/95   Carson                                   -       375,000        735,000            -
9/30/95   Fresno                             122,000        44,000        206,000            -
          Construction in Progress                 -             -              -            -

BUSINESS PARKS
12/1/81   South Houston/So. Shaver                 -       354,000      1,981,000      136,000
5/2/94    Monterey Park                            -     3,150,000      5,860,000       47,000
1/1/84    Signal Hill/Bus. Park                    -     1,195,000      2,220,000      708,000
1/1/84    Lakewood                                 -     2,513,000      4,238,000    1,656,000
4/1/84    Austin                                   -     4,321,000      5,937,000    2,943,000
3/29/85   Pacific Scene                            -     1,536,000      5,689,000    2,036,000
7/10/85   Timberway                                -     2,221,000     12,179,000    2,510,000
10/4/85   One Park Ten                             -     2,365,000      6,215,000    2,815,000
10/4/85   Park Terrace                             -       943,000      2,477,000      723,000
2/28/86   San Diego/ Knoll Mission                 -     1,967,000      6,783,000    2,189,000
3/28/86   Fox Hills/ Culver City           2,935,000     7,544,000     11,656,000    3,507,000
3/27/86   Silvergate                               -     4,201,000      5,099,000    2,644,000
5/30/86   Signal Hill/Parkway                      -     2,463,000      4,837,000    1,221,000
7/25/86   Mesa West Commercial Plaza               -     1,333,000      2,935,000      782,000
7/25/86   University Corp. Center                  -     1,419,000      3,123,000      829,000
5/27/87   Carson/Leapwood                          -     2,535,000      3,165,000      984,000
          Other Encumbrances               3,618,000
                                          =========================================================
                                         $92,552,000  $390,005,000   $905,791,000 $109,069,000
                                          =========================================================

                              PUBLIC STORAGE, INC.
                           SCHEDULE III - REAL ESTATE
                          AND ACCUMULATED DEPRECIATION


                                            ADJUSTMENTS
                                          RESULTING FROM              GROSS CARRYING AMOUNT
                                          THE ACQUISITION             AT DECEMBER 31, 1995
                                                 OF           ---------------------------------             ACCUMULATED
                                         MINORITY INTEREST    LAND       BUILDINGS         TOTAL            DEPRECIATION
                                         -----------------   ------     -----------     -----------        --------------

MINI-WAREHOUSES
1/1/81    Newport News/Jefferson Avenue I         -          $108,000     $1,392,000      $1,500,000         $837,000
1/1/81    Virginia Beach/Diamond Springs          -           186,000      1,407,000       1,593,000          839,000
8/1/81    San Jose/Snell                          -           312,000      1,979,000       2,291,000        1,136,000
10/1/81   Tampa/Lazy Lane                         -           282,000      2,312,000       2,594,000        1,311,000
11/1/81   Hayward/Whipple                         -           463,000      2,183,000       2,646,000        1,239,000
6/1/82    San Jose/Tully I                        -           645,000      1,903,000       2,548,000        1,026,000
6/1/82    San Carlos/Storage                      -           780,000      1,708,000       2,488,000          947,000
6/1/82    Mountain View                           -         1,179,000      1,554,000       2,733,000          877,000
6/1/82    Cupertino/Storage                       -           572,000      1,553,000       2,125,000          837,000
10/1/82   Sorrento Valley                         -         1,002,000      1,453,000       2,455,000          769,000
10/1/82   Northwood                               -         1,034,000      1,616,000       2,650,000          863,000
3/1/85    Houston/Westheimer                      -           850,000      1,760,000       2,610,000          737,000
3/3/86    Tampa/56Th                              -           450,000      1,623,000       2,073,000          642,000
12/31/86  Monrovia/Myrtle Avenue                  -         1,149,000      2,557,000       3,706,000          931,000
12/31/86  Chatsworth/Topanga                      -         1,447,000      1,397,000       2,844,000          549,000
12/31/86  Houston/Larkwood                        -           246,000        844,000       1,090,000          286,000
12/31/86  Northridge                              -         3,624,000      2,141,000       5,765,000          728,000
12/31/86  Santa Clara/Duane                       -         1,950,000      1,234,000       3,184,000          512,000
12/31/86  Oyster Point                            -         1,569,000      1,695,000       3,264,000          623,000
12/31/86  Walnut A                                -           767,000        717,000       1,484,000          275,000
6/7/88    Mesquite/Sorrento Drive                 -           928,000      1,557,000       2,485,000          657,000
3/1/92    Dallas/Walnut St.                       -           537,000      1,113,000       1,650,000          734,000
5/1/92    Camp Creek                              -           576,000      1,125,000       1,701,000          164,000
8/1/92    Tampa/N.Dale Mabry                      -           809,000      1,629,000       2,438,000          229,000
9/1/92    Orlando/W. Colonial                     -           368,000        745,000       1,113,000          117,000
9/1/92    Jacksonville/Arlington                  -           554,000      1,115,000       1,669,000          165,000
10/1/92   Stockton/Mariners                       -           380,000        746,000       1,126,000          100,000
1/1/92    Costa Mesa Ii                           -           534,000      1,524,000       2,058,000          623,000
11/18/92  Virginia Beach/General Booth Blvd       -           599,000      1,164,000       1,763,000          157,000
1/1/93    Redwood City/Storage                    -           907,000      1,786,000       2,693,000          210,000
1/1/93    City Of Industry                        -         1,611,000      3,338,000       4,949,000          398,000
1/1/93    San Jose/Felipe Ii                      -         1,124,000      2,185,000       3,309,000          255,000
1/1/93    Baldwin Park/Garvey Ave                 -           840,000      1,614,000       2,454,000          178,000
3/19/93   Westminister/W. 80Th                    -           840,000      1,633,000       2,473,000          181,000
5/13/93   Austin/N. Lamar                         -           919,000      1,748,000       2,667,000          185,000
7/16/93   Austin/So. Congress Ave                 -           777,000      1,577,000       2,354,000          151,000
6/10/93   Citrus Heights/Sylvan Road              -           438,000        894,000       1,332,000          112,000
5/28/93   Jacksonville/Phillips Hwy.              -           406,000        807,000       1,213,000           88,000
5/28/93   Tampa/Nebraska Avenue                   -           550,000      1,065,000       1,615,000          116,000
4/26/93   Costa Mesa/Newport                      -         2,141,000      4,053,000       6,194,000          430,000
6/9/93    Calabasas/Ventura Blvd.                 -         1,762,000      3,357,000       5,119,000          355,000
6/9/93    Carmichael/Fair Oaks                    -           573,000      1,076,000       1,649,000          114,000
6/9/93    Santa Clara/Duane Ii                    -           454,000        841,000       1,295,000           89,000
6/25/93   Trenton/Allen Road                      -           623,000      1,220,000       1,843,000          122,000
6/30/93   Los Angeles/W.Jefferson Blvd            -         1,085,000      2,026,000       3,111,000          204,000
8/13/93   So. Brunswick/Highway 1                 -         1,076,000      2,126,000       3,202,000          197,000
8/11/93   Atlanta/Northside                       -         1,150,000      2,177,000       3,327,000          221,000
8/11/93   Smyrna/Rosswill Rd                      -           446,000        862,000       1,308,000           90,000
8/1/93    Gaithersburg/E. Diamond                 -           602,000      1,205,000       1,807,000          115,000
8/31/93   Austin/N. Lamar Iv                      -           502,000        966,000       1,468,000           92,000
10/1/93   Denver/Federal Blvd                     -           875,000      1,641,000       2,516,000          148,000
10/1/93   Citrus Heights                          -           527,000        990,000       1,517,000           89,000
10/1/93   Lakewood/6Th Ave                        -           798,000      1,504,000       2,302,000          136,000
11/3/93   Upland/S. Euclid Ave.                   -           508,000      1,016,000       1,524,000           80,000
10/27/93  Houston/S. Shaver St                    -           481,000        941,000       1,422,000           80,000
12/9/93   Salt Lake City                          -           765,000      1,568,000       2,333,000          143,000
12/16/93  West Valley City                        -           683,000      1,315,000       1,998,000          111,000
11/16/93  Norcross/Jimmy Carter                   -           627,000      1,204,000       1,831,000          102,000
11/16/93  Seattle/13Th                            -         1,085,000      2,226,000       3,311,000          186,000
12/21/93  Pinellas Park/34Th St. W                -           607,000      1,201,000       1,808,000          100,000
1/21/94   Herndon/Centreville Road                -         1,358,000      3,238,000       4,596,000          149,000
12/28/93  New Orleans/S. Carrollton Ave           -         1,575,000      2,982,000       4,557,000          240,000
12/29/93  Orange/Main Ii                          -         1,593,000      3,190,000       4,783,000          213,000
12/29/93  Sunnyvale/Wedell                        -           725,000      1,458,000       2,183,000           95,000
12/29/93  El Cajon/Magnolia                       -           542,000      1,082,000       1,624,000           72,000
12/29/93  Orlando/S. Semoran Blvd.                -           601,000      1,218,000       1,819,000           81,000
12/29/93  Tampa/W. Hillsborough Ave               -           436,000        880,000       1,316,000           60,000
12/29/93  Irving/West Loop 12                     -           355,000        685,000       1,040,000           54,000
12/29/93  Fullerton/W. Commonwealth               -         1,159,000      2,322,000       3,481,000          153,000
12/29/93  N. Lauderdale/Mcnab Rd                  -           798,000      1,596,000       2,394,000          108,000
12/29/93  Los Alimitos/Cerritos                   -           874,000      1,737,000       2,611,000          116,000
12/29/93  Frederick/Prospect Blvd.                -           692,000      1,384,000       2,076,000           98,000
12/29/93  Indianapolis/E. Washington              -           505,000      1,014,000       1,519,000           68,000
12/29/93  Gardena/Western Ave.                    -           695,000      1,370,000       2,065,000           92,000
12/29/93  Palm Bay/Bobcock Street                 -           525,000      1,055,000       1,580,000           73,000
1/10/94   Hialeah/W. 20Th Ave.                    -         1,589,000      3,806,000       5,395,000          274,000
1/12/94   Sunnyvale/N. Fair Oaks Ave              -           657,000      1,551,000       2,208,000          104,000
1/12/94   Honolulu/Iwaena                         -                 0      3,819,000       3,819,000          196,000
1/12/94   Miami/Golden Glades                     -           557,000      1,327,000       1,884,000           90,000
2/8/94    Las Vegas/S. Martin Luther King Blvd.   -         1,436,000      3,393,000       4,829,000          216,000
2/28/94   Arlingtn/Old Jefferson Davis Hwy        -           630,000      1,545,000       2,175,000          115,000
3/8/94    Beaverton/Sw Barnes Road                -           807,000      1,982,000       2,789,000          149,000
3/31/94   Hypoluxo                                -           630,000      2,077,000       2,707,000          145,000
3/21/94   Austin/Arboretum                        -           405,000        995,000       1,400,000           77,000
3/25/94   Tinton Falls/Shrewsbury Ave             -           921,000      2,271,000       3,192,000          167,000
3/25/94   East Brunswick/Milltown Road            -         1,098,000      2,671,000       3,769,000          191,000
3/25/94   Mercerville/Quakerbridge Road           -           950,000      2,295,000       3,245,000          167,000
4/26/94   No. Highlands/Roseville Road            -           840,000      2,019,000       2,859,000          147,000
5/12/94   Fort Pierce/Okeechobee Road             -           375,000        934,000       1,309,000           66,000
6/9/94    Chattanooga/Brainerd Road               -           525,000      1,289,000       1,814,000           80,000
6/9/94    Chattanooga/Ringgold Road               -           653,000      1,584,000       2,237,000          100,000
5/24/94   Hempstead/Peninsula Blvd.               -         1,763,000      4,173,000       5,936,000          260,000
5/24/94   La/Huntington                           -           414,000        977,000       1,391,000           61,000
6/23/94   Las Vegas/Tropicana Ii                  -           643,000      1,554,000       2,197,000           98,000
6/23/94   Henderson/Green Valley Pkwy             -           898,000      2,163,000       3,061,000          138,000
6/18/94   Las Vegas/S. Valley View Blvd           -           718,000      1,732,000       2,450,000          110,000
6/24/94   Las Vegas/N. Lamb Blvd.                 -           745,000      1,806,000       2,551,000          116,000
6/30/94   Birmingham/W. Oxmoor Road               -           456,000      1,246,000       1,702,000           94,000
7/20/94   Milpitas/Dempsey Road                   -         1,079,000      2,617,000       3,696,000          161,000
9/15/94   Huntsville/Old Monrovia Road            -           525,000      1,286,000       1,811,000           69,000
9/27/94   West Haven/Bull Hill Lane               -           390,000        975,000       1,365,000           55,000
3/2/95    Everett/Highway 99                      -           859,000      2,098,000       2,957,000           68,000
3/2/95    Burien/1St Ave South                    -           763,000      1,872,000       2,635,000           59,000
3/2/95    Kent/South 238Th Street                 -           763,000      1,839,000       2,602,000           58,000
10/13/94  Davie/State Road 84                     -           638,000      2,329,000       2,967,000           93,000
10/7/94   Alcoa/Airport Plaza Drive               -           465,000      1,115,000       1,580,000           96,000
10/13/94  Carrollton/Marsh Lane                   -         1,022,000      2,414,000       3,436,000           84,000
10/31/94  Sherman Oaks/Van Nuys Blvd              -         1,110,000      2,649,000       3,759,000          131,000
12/19/94  Salt Lake City/West North Temple        -           420,000      1,029,000       1,449,000           43,000
5/1/95    Sandy/S. State Street                   -         1,043,000      2,515,000       3,558,000           60,000
8/17/94   New Orleans/I-10                        -           672,000      1,600,000       2,272,000           88,000
8/17/94   Beaverton/S.W. Denny Road               -           568,000      1,350,000       1,918,000           75,000
8/17/94   Irwindale/Central Ave.                  -           578,000      1,363,000       1,941,000           75,000
8/17/94   Suitland/St. Barnabas Rd                -         1,312,000      3,132,000       4,444,000          182,000
8/17/94   North Brunswick/How Lane                -         1,062,000      2,506,000       3,568,000          138,000
8/17/94   Lombard/64Th                            -           726,000      1,715,000       2,441,000           95,000
8/17/94   Alsip/27Th                              -           348,000        830,000       1,178,000           47,000
1/24/95   Nashville/Elm Hill                      -           338,000        928,000       1,266,000           37,000
1/23/95   North Bergen/Tonne                      -         1,564,000      3,787,000       5,351,000           87,000
1/23/95   San Leandro/Hesperian                   -           734,000      1,731,000       2,465,000           49,000
9/30/94   San Francisco/Marin St.                 -         1,369,000      3,267,000       4,636,000          159,000
2/3/95    Reno/S. Mccarron Blvd                   -         1,080,000      2,576,000       3,656,000           85,000
1/5/95    Pantego/West Park                       -           315,000        755,000       1,070,000           29,000
1/12/95   Roswell/Alpharetta                      -           423,000      1,022,000       1,445,000           39,000
9/30/94   Baltimore/Hillen Street                 -           497,000      1,182,000       1,679,000           59,000
9/30/94   San Francisco/10Th & Howard             -         1,219,000      2,877,000       4,096,000          145,000
9/30/94   Montebello/E. Whittier                  -           329,000        791,000       1,120,000           40,000
9/6/95    Darien/Frontage Road                    -           975,000      2,321,000       3,296,000           31,000
1/4/95    Chula Vista/Main Street                 -           735,000      1,802,000       2,537,000           69,000
8/11/95   Studio City/Ventura                     -         1,283,000      3,015,000       4,298,000           50,000
12/30/94  Apple Valley/Foliage Ave                -           780,000      1,868,000       2,648,000           78,000
9/30/94   Arlington/Collins                       -           195,000        492,000         687,000           27,000
9/30/94   Miami/S.W. 119Th Ave                    -           563,000      1,317,000       1,880,000           67,000
9/30/94   Blackwood/Erial Road                    -           663,000      1,555,000       2,218,000           78,000
9/30/94   Concord/Monument                        -           936,000      2,209,000       3,145,000          114,000
9/30/94   Rochester/Lee Road                      -           402,000        947,000       1,349,000           48,000
9/30/94   Houston/Bellaire                        -           534,000      1,256,000       1,790,000           63,000
9/30/94   Austin/Lamar Blvd I                     -           669,000      1,570,000       2,239,000           79,000
9/30/94   Milwaukee/Lovers Lane Rd                -           402,000        946,000       1,348,000           47,000
9/30/94   Monterey/Del Rey Oaks                   -         1,151,000      2,706,000       3,857,000          142,000
9/30/94   St. Petersburg/66Th St.                 -           366,000        873,000       1,239,000           46,000
9/30/94   Dayton Bch/N. Nova Road                 -           339,000        794,000       1,133,000           40,000
9/30/94   Maple Shade/Route 38                    -           852,000      2,004,000       2,856,000          102,000
9/30/94   Marlton/Route 73 N.                     -           804,000      1,889,000       2,693,000           95,000
9/30/94   Naperville/E. Ogden Ave                 -           585,000      1,386,000       1,971,000           70,000
9/30/94   Long Beach/South Street                 -         1,524,000      3,599,000       5,123,000          188,000
9/30/94   Aloha/S.W. Shaw                         -           690,000      1,633,000       2,323,000           83,000
9/30/94   Alexandria/S. Pickett                   -         1,329,000      3,114,000       4,443,000          157,000
9/30/94   Houston/Highway 6 North                 -           960,000      2,250,000       3,210,000          113,000
9/30/94   San Antonio/Nacogdoches Rd              -           489,000      1,147,000       1,636,000           58,000
9/30/94   San Ramon/San Ramon Valley              -         1,311,000      3,073,000       4,384,000          172,000
9/30/94   San Rafael/Merrydale Rd                 -         1,461,000      3,455,000       4,916,000          173,000
9/30/94   San Antonio/Austin Hwy                  -           507,000      1,185,000       1,692,000           60,000
9/30/94   Sharonville/E. Kemper                   -           492,000      1,152,000       1,644,000           58,000
12/27/94  Knoxville/Chapman Highway               -           645,000      1,585,000       2,230,000           65,000
7/13/95   Tarzana/Burbank Blvd                    -         2,895,000      6,823,000       9,718,000          118,000
12/28/94  Milpitas/Watson Ii                      -         1,350,000      3,187,000       4,537,000          129,000
12/28/94  Las Vegas/Jones Blvd                    -         1,035,000      2,430,000       3,465,000           97,000
12/28/94  Venice/Guthrie                          -           495,000      1,165,000       1,660,000           47,000
5/3/95    Largo/Ulmerton Roa                      -           263,000        654,000         917,000           17,000
3/31/95   Cheverly/Central Ave                    -           911,000      2,164,000       3,075,000           64,000
5/25/95   Falls Church/Gallo                      -           350,000        835,000       1,185,000           19,000
5/8/95    Fairfield/Western Street                -           439,000      1,030,000       1,469,000           27,000
5/8/95    Dallas/W. Mockingbird                   -         1,440,000      3,371,000       4,811,000           89,000
5/8/95    East Point/Lakewood                     -           884,000      2,071,000       2,955,000           55,000
6/12/95   Baltimore/Old Waterloo                  -           769,000      1,850,000       2,619,000           43,000
6/12/95   Pleasant Hill/Hookston                  -           766,000      1,848,000       2,614,000           44,000
6/12/95   Mountain View/Old Middlefield           -         2,095,000      4,913,000       7,008,000          114,000
11/16/95  Palm Beach Gardens                      -           657,000      1,540,000       2,197,000           10,000
11/16/95  Delray Beach                            -           600,000      1,407,000       2,007,000            9,000
6/30/95   San Jose/Blossom Hill                   -         1,467,000      3,444,000       4,911,000           69,000
6/30/95   Fairfield/Kings Highway                 -         1,811,000      4,273,000       6,084,000           88,000
6/30/95   Pacoima/Paxton Street                   -           840,000      1,976,000       2,816,000           40,000
8/12/95   Smyrna/Hargrove Road                    -         1,020,000      3,038,000       4,058,000           40,000
7/31/95   Orlando/Lakehurst                       -           450,000      1,063,000       1,513,000           18,000
7/31/95   Livermore/Portola                       -           921,000      2,157,000       3,078,000           36,000
7/31/95   San Jose/Tully Ii                       -           912,000      2,137,000       3,049,000           36,000
7/31/95   Mission Bay                             -         1,617,000      3,785,000       5,402,000           63,000
7/31/95   Las Vegas/Decatur                       -         1,147,000      2,697,000       3,844,000           45,000
7/31/95   Pleasanton/Stanley                      -         1,624,000      3,811,000       5,435,000           64,000
7/31/95   Castro Valley/Grove                     -           757,000      1,772,000       2,529,000           29,000
7/31/95   Honolulu/Kaneohe                        -         1,215,000      2,846,000       4,061,000           47,000
7/31/95   Chicago/Wabash Ave                      -           645,000      1,535,000       2,180,000           25,000
7/31/95   Springfield/Parker                      -           765,000      1,834,000       2,599,000           31,000
7/31/95   Huntington Bch/Gotham                   -           765,000      1,808,000       2,573,000           30,000
8/1/95    Gresham/Division                        -           607,000      1,428,000       2,035,000           25,000
8/1/95    Tucker/Lawrenceville                    -           600,000      1,405,000       2,005,000           23,000
8/1/95    Decatur/Covington                       -           720,000      1,694,000       2,414,000           28,000
7/31/95   Tucker/Lawrenceville                    -           630,000      1,480,000       2,110,000           25,000
7/31/95   Marietta/Canton Road                    -           600,000      1,423,000       2,023,000           24,000
7/31/95   Wheeling/Hintz                          -           450,000      1,054,000       1,504,000           18,000
9/1/95    Hayward/Mission Blvd                    -         1,020,000      2,383,000       3,403,000           32,000
9/1/95    Park City/Belvider                      -           600,000      1,405,000       2,005,000           19,000
9/1/95    New Castle/Dupont Parkway               -           990,000      2,369,000       3,359,000           31,000
9/1/95    Las Vegas/Rainbow                       -         1,050,000      2,459,000       3,509,000           33,000
9/1/95    Mountain View/Reng                      -           945,000      2,216,000       3,161,000           29,000
9/1/95    Venice/Cadillac                         -           930,000      2,182,000       3,112,000           29,000
2/28/95   Decatur/Flat Shoal                      -           970,000      2,288,000       3,258,000           76,000
2/28/95   Smyrna/S. Cobb                          -           663,000      1,559,000       2,222,000           50,000
2/28/95   Downey/Bellflower                       -           916,000      2,158,000       3,074,000           70,000
2/28/95   Vallejo/Lincoln                         -           445,000      1,052,000       1,497,000           35,000
2/28/95   Lynnwood/180Th St                       -           516,000      1,205,000       1,721,000           41,000
2/28/95   Kent/Pacific Hwy                        -           728,000      1,711,000       2,439,000           56,000
2/28/95   Kirkland                                -         1,254,000      2,932,000       4,186,000           95,000
2/28/95   Federal Way/Pacific                     -           785,000      1,832,000       2,617,000           59,000
2/28/95   Tampa/S. Dale                           -           791,000      1,852,000       2,643,000           60,000
2/28/95   Burlingame/Adrian Rd                    -         2,280,000      5,349,000       7,629,000          168,000
2/28/95   Miami/Cloverleaf                        -           606,000      1,426,000       2,032,000           47,000
2/28/95   Pinole/San Pablo                        -           639,000      1,502,000       2,141,000           50,000
2/28/95   South Gate/Firesto                      -         1,442,000      3,449,000       4,891,000          114,000
2/28/95   San Jose/Mabury                         -           892,000      2,088,000       2,980,000           68,000
2/28/95   La Puente/Valley Blvd                   -           591,000      1,390,000       1,981,000           45,000
2/28/95   San Jose/Capitol E                      -         1,215,000      2,852,000       4,067,000           92,000
2/28/95   Milwaukie/40Th Street                   -           579,000      1,368,000       1,947,000           46,000
2/28/95   Portland/N. Lombard                     -           812,000      1,900,000       2,712,000           61,000
2/28/95   Miami/Biscayne                          -         1,313,000      3,076,000       4,389,000           98,000
2/28/95   Chicago/Clark Street                    -           442,000      1,031,000       1,473,000           35,000
2/28/95   Palatine/Dundee                         -           698,000      1,643,000       2,341,000           55,000
2/28/95   Williamsville/Transit                   -           284,000        670,000         954,000           24,000
2/28/95   Amherst/Sheridan                        -           484,000      1,151,000       1,635,000           40,000
2/28/95   Milwaukie I/Se                          -           597,000      1,464,000       2,061,000           54,000
9/1/95    Simi Valley/Los Angeles                 -         1,590,000      3,724,000       5,314,000           50,000
9/1/95    Spring Valley/Foreman                   -         1,095,000      2,572,000       3,667,000           34,000
9/30/95   Van Nuys/Balboa Blvd                    -         1,920,000      4,508,000       6,428,000                -
10/31/95  San Lorenzo/Hesperian                   -         1,590,000      3,716,000       5,306,000                -
10/31/95  Chicago/W. 47Th Street                  -           300,000        708,000       1,008,000                -
10/31/95  Los Angeles/Eastern                     -           455,000      1,070,000       1,525,000                -
6/30/95   Portland/Prescott                       -           647,000      1,509,000       2,156,000           25,000
6/30/95   St. Petersburg                          -           352,000        827,000       1,179,000           14,000
6/30/95   Dallas/Audelia Road                     -           677,000      1,579,000       2,256,000           26,000
6/30/95   Miami Gardens                           -           823,000      1,929,000       2,752,000           33,000
6/30/95   Grand Prairie/19Th                      -           566,000      1,329,000       1,895,000           22,000
6/30/95   Joliet/Jefferson Street                 -           501,000      1,181,000       1,682,000           20,000
6/30/95   Bridgeton/Pennridge                     -           283,000        661,000         944,000           11,000
6/30/95   Portland/S.E.92Nd                       -           638,000      1,497,000       2,135,000           25,000
6/30/95   Houston/S.W. Freeway                    -           537,000      1,254,000       1,791,000           21,000
6/30/95   Milwaukee/Brown                         -           358,000        849,000       1,207,000           14,000
6/30/95   Orlando/W. Oak Ridge                    -           698,000      1,642,000       2,340,000           27,000
6/30/95   Lauderhill/State Road                   -           644,000      1,508,000       2,152,000           25,000
6/30/95   Orange Park/Blanding Blvd               -           394,000        918,000       1,312,000           15,000
6/30/95   St. Petersburg/Joe'S Creek              -           704,000      1,642,000       2,346,000           27,000
6/30/95   St. Louis/Page Service Drive            -           531,000      1,241,000       1,772,000           21,000
6/30/95   Independence/E. 42Nd                    -           438,000      1,023,000       1,461,000           17,000
6/30/95   Cherry Hill/Dobbs Lane                  -           716,000      1,676,000       2,392,000           28,000
6/30/95   Edgewater Park/Route 130                -           683,000      1,593,000       2,276,000           27,000
6/30/95   Beaverton/S.W. 110                      -           572,000      1,342,000       1,914,000           22,000
6/30/95   Markham/W. 159Th Place                  -           230,000        539,000         769,000            9,000
6/30/95   Houston/N.W. Freeway                    -           447,000      1,066,000       1,513,000           17,000
6/30/95   Portland/Gantenbein                     -           537,000      1,262,000       1,799,000           21,000
6/30/95   Upper Chichester/Market St.             -           569,000      1,329,000       1,898,000           22,000
6/30/95   Fort Worth/Hwy 80                       -           379,000        891,000       1,270,000           15,000
6/30/95   Greenfield/S. 108Th                     -           728,000      1,707,000       2,435,000           29,000
6/30/95   Dallas/Audelia Road                     -           489,000      1,146,000       1,635,000           20,000
6/30/95   Cerritos/Edwards Road                   -           516,000      1,265,000       1,781,000           24,000
6/30/95   Milwaukie 11/Se International Wa        -           411,000        999,000       1,410,000           17,000
6/30/95   Altamonte Springs                       -           566,000      1,326,000       1,892,000           22,000
6/30/95   East Hazel Crest/Halsted I              -           483,000      1,127,000       1,610,000           19,000
6/30/95   Seattle/Delridge Way                    -           760,000      1,779,000       2,539,000           30,000
6/30/95   Elmhurst/Lake Frontage Rd               -           748,000      1,758,000       2,506,000           30,000
6/30/95   Los Angeles/Beverly Blvd                -           787,000      1,886,000       2,673,000           33,000
6/30/95   Lawrenceville/Brunswick                 -           841,000      1,961,000       2,802,000           33,000
6/30/95   Renton/Rainier                          -           295,000        698,000         993,000           11,000
6/30/95   Richmond/Carlson                        -           865,000      2,025,000       2,890,000           34,000
6/30/95   Liverpool/Oswego Road                   -           545,000      1,279,000       1,824,000           22,000
6/30/95   Rochester/East Ave                      -           578,000      1,375,000       1,953,000           24,000
6/30/95   Pasadena/E. Beltway                     -           757,000      1,767,000       2,524,000           29,000
11/15/95  Costa Mesa - B                          -           522,000      1,218,000       1,740,000                -
11/15/95  Plano/E. 14Th                           -           705,000      1,646,000       2,351,000                -
11/15/95  Citrus Heights/Sunrise                  -           520,000      1,213,000       1,733,000                -
11/15/95  Modesto/Briggsmore Ave                  -           470,000      1,097,000       1,567,000                -
11/15/95  Camarillo/Ventura Blvd                  -           180,000        420,000         600,000                -
11/15/95  So San Francisco/Spruce                 -         1,905,000      4,444,000       6,349,000                -
11/15/95  Pacheco/Buchanan Circle                 -         1,681,000      3,951,000       5,632,000                -
1/1/83    Platte                             62,000           409,000      1,137,000       1,546,000          550,000
5/1/83    Delta Drive                        33,000            67,000        608,000         675,000          283,000
12/1/82   Port/Halsey                        39,000           357,000        713,000       1,070,000          334,000
12/1/82   Sacto/Folsom                       42,000           396,000        777,000       1,173,000          366,000
12/1/83   Semoran                           114,000           442,000      2,096,000       2,538,000        1,022,000
3/1/83    Blackwood                          95,000           213,000      1,751,000       1,964,000          834,000
10/1/83   Orlando J. Y. Parkway              97,000           383,000      1,781,000       2,164,000          821,000
9/1/83    Southington                        80,000           124,000      1,484,000       1,608,000          683,000
4/1/83    Vailsgate                          67,000           103,000      1,237,000       1,340,000          563,000
6/1/83    Ventura                           101,000           658,000      1,869,000       2,527,000          880,000
8/1/83    Southhampton                      121,000           331,000      2,236,000       2,567,000        1,027,000
9/1/83    Webster/Keystone                  119,000           449,000      2,193,000       2,642,000          972,000
9/1/83    Dover                              98,000           107,000      1,809,000       1,916,000          806,000
9/1/83    Newcastle                         138,000           227,000      2,547,000       2,774,000        1,158,000
9/1/83    Newark                            123,000           208,000      2,275,000       2,483,000        1,041,000
9/1/83    Langhorne                         213,000           263,000      3,927,000       4,190,000        1,811,000
9/1/83    Hobart                             97,000           215,000      1,794,000       2,009,000          804,000
9/1/83    Ft. Wayne/W. Coliseum              81,000           160,000      1,491,000       1,651,000          691,000
9/1/83    Ft. Wayne/Bluffton                 44,000            88,000        803,000         891,000          364,000
11/1/83   Webster/Nasa                      189,000         1,570,000      3,489,000       5,059,000        1,647,000
11/1/83   Aurora                             53,000           505,000        983,000       1,488,000          433,000
11/1/83   Campbell                           63,000         1,379,000      1,163,000       2,542,000          520,000
11/1/83   Col Springs/Ed  (Coulter)          90,000           471,000      1,659,000       2,130,000          762,000
11/1/83   Col Springs/Mv  (Coulter)          63,000           320,000      1,168,000       1,488,000          545,000
11/1/83   Thorton (Coulter)                  80,000           418,000      1,467,000       1,885,000          674,000
11/1/83   Oklahoma City   (Coulter)          91,000           454,000      1,680,000       2,134,000          749,000
11/1/83   Tucson (Coulter)                   68,000           343,000      1,262,000       1,605,000          541,000
12/1/83   Charlotte                         (4,000)           165,000      1,538,000       1,703,000          724,000
12/1/83   Greensboro/Market                 (6,000)           214,000      2,015,000       2,229,000          976,000
12/1/83   Greensboro/Electra                (3,000)           112,000      1,073,000       1,185,000          502,000
12/1/83   Raleigh/Yonkers                   (3,000)           203,000      1,163,000       1,366,000          540,000
12/1/83   Columbia                          (5,000)           171,000      1,711,000       1,882,000          798,000
12/1/83   Richmond                          (4,000)           176,000      1,638,000       1,814,000          772,000
12/1/83   Augusta                           (3,000)            97,000        939,000       1,036,000          436,000
4/1/84    Providence                        (4,000)            92,000      1,302,000       1,394,000          616,000
1/24/85   Cranston                          (3,000)           175,000        954,000       1,129,000          432,000
3/1/84    Marrietta/Cobb                    (2,000)            73,000        700,000         773,000          312,000
1/1/84    Fremont/Albrae                    (5,000)           636,000      1,990,000       2,626,000          965,000
1/1/84    Tacoma                            (4,000)           553,000      1,441,000       1,994,000          680,000
1/1/84    Belton                            (3,000)           175,000      1,199,000       1,374,000          536,000
1/1/84    Gladstone                         (6,000)           275,000      2,049,000       2,324,000          968,000
1/1/84    Hickman/112                       (6,000)           257,000      2,151,000       2,408,000          996,000
1/1/84    Holmes                            (4,000)           289,000      1,510,000       1,799,000          710,000
1/1/84    Independence                      (6,000)           221,000      2,058,000       2,279,000          975,000
1/1/84    Merriam                           (5,000)           255,000      1,664,000       1,919,000          784,000
1/1/84    Olathe                            (3,000)           107,000      1,178,000       1,285,000          550,000
1/1/84    Shawnee                           (5,000)           205,000      1,705,000       1,910,000          778,000
1/1/84    Topeka                            (3,000)            75,000      1,208,000       1,283,000          561,000
2/1/84    Unicorn/Nkoxville                 (6,000)           662,000      2,159,000       2,821,000        1,021,000
2/1/84    Central/Knoxville                 (4,000)           449,000      1,446,000       1,895,000          692,000
3/1/84    Manassas                          (5,000)           320,000      1,840,000       2,160,000          858,000
2/1/84    Pico Rivera                       (3,000)           743,000      1,060,000       1,803,000          493,000
5/1/84    Raleigh/Departure                 (8,000)           302,000      2,793,000       3,095,000        1,289,000
4/1/84    Milwaukie/Oregon                  (2,000)           289,000        770,000       1,059,000          356,000
7/1/84    Trevose/Old Lincoln               (5,000)           421,000      2,011,000       2,432,000          905,000
5/1/84    Virginia Beach                    (7,000)           509,000      2,615,000       3,124,000        1,198,000
5/1/84    Philadelphia/Grant               (10,000)         1,041,000      3,602,000       4,643,000        1,691,000
6/1/84    Lorton                            (7,000)           435,000      2,444,000       2,879,000        1,112,000
6/1/84    Baltimore                         (6,000)           382,000      2,278,000       2,660,000        1,033,000
6/1/84    Laurel                            (8,000)           501,000      2,850,000       3,351,000        1,287,000
6/1/84    Delran                             13,000           279,000      1,689,000       1,968,000          770,000
5/1/84    Garland                             8,000           356,000        979,000       1,335,000          446,000
6/1/84    Orange Blossom                      8,000           226,000      1,090,000       1,316,000          497,000
6/1/84    Safe Place (Cincinatti)            15,000           402,000      1,910,000       2,312,000          851,000
6/1/84    Safe Place (Florence)               8,000           185,000        996,000       1,181,000          438,000
8/1/84    Medley                             10,000           584,000      1,279,000       1,863,000          564,000
8/1/84    Oklahoma City                      13,000           340,000      1,642,000       1,982,000          725,000
8/1/84    Newport News                       21,000           356,000      2,783,000       3,139,000        1,243,000
9/1/84    Kaplan (Irving)                    14,000           677,000      1,881,000       2,558,000          844,000
9/1/84    Kaplan (Walnut Hill)               22,000           971,000      2,815,000       3,786,000        1,252,000
9/1/84    Cockrell Hill                      14,000           380,000      1,854,000       2,234,000          772,000
11/1/84   Omaha                               9,000           109,000      1,151,000       1,260,000          501,000
11/1/84   Manchester                         14,000           164,000      1,841,000       2,005,000          801,000
12/1/84   Austin (Ben White)                  5,000           325,000        653,000         978,000          279,000
12/1/84   Austin (Lamar)                      9,000           643,000      1,230,000       1,873,000          535,000
12/1/84   Pompano                            14,000           399,000      1,778,000       2,177,000          761,000
12/1/84   Forth Worth                         7,000           122,000        869,000         991,000          385,000
11/1/84   Hialeah                            15,000           886,000      1,941,000       2,827,000          849,000
12/1/84   Montgomeryville                    18,000           215,000      2,312,000       2,527,000        1,013,000
12/1/84   Bossier City                       13,000           184,000      1,755,000       1,939,000          775,000
2/1/85    Simi Valley                        12,000           737,000      1,615,000       2,352,000          680,000
3/6/85    Chattanooga                        14,000           202,000      1,822,000       2,024,000          772,000
2/1/85    Hurst                              10,000           231,000      1,361,000       1,592,000          589,000
3/1/85    Portland                            9,000           285,000      1,116,000       1,401,000          487,000
5/3/85    Longwood                           14,000           355,000      1,823,000       2,178,000          780,000
3/19/85   Fern Park                          10,000           144,000      1,259,000       1,403,000          535,000
3/14/85   Fairfield                          11,000           338,000      1,484,000       1,822,000          630,000
4/10/85   Laguna Hills                       28,000         1,224,000      3,605,000       4,829,000        1,520,000
7/11/85   Columbus (Morse Rd.)               13,000           195,000      1,667,000       1,862,000          697,000
7/11/85   Columbus (Kenney Rd.)              13,000           199,000      1,684,000       1,883,000          704,000
6/1/85    Columbus (Busch Blvd.)             13,000           202,000      1,755,000       1,957,000          733,000
6/1/85    Columbus (Kinnear Rd.)             16,000           241,000      2,051,000       2,292,000          856,000
6/7/85    Grove City/ Marlane Drive          10,000           150,000      1,320,000       1,470,000          542,000
6/7/85    Reynoldsburg                       13,000           204,000      1,752,000       1,956,000          734,000
6/1/85    Worthington                        15,000           221,000      2,013,000       2,234,000          832,000
7/11/85   Westerville                        13,000           199,000      1,712,000       1,911,000          703,000
6/1/85    Arlington                          13,000           201,000      1,688,000       1,889,000          698,000
7/11/85   Springfield                         6,000            90,000        822,000         912,000          340,000
7/11/85   Dayton (Executive Blvd.)           10,000           144,000      1,359,000       1,503,000          560,000
7/11/85   Dayton (Needmore Road)             11,000           160,000      1,443,000       1,603,000          589,000
7/11/85   Lilburn                             8,000           331,000      1,083,000       1,414,000          452,000
4/18/85   Austin/ S. First                   24,000           778,000      1,458,000       2,236,000          610,000
4/18/85   Cincinnati/E. Kemper               30,000           232,000      1,783,000       2,015,000          739,000
5/1/85    Cincinnati/Colerain                33,000           253,000      1,967,000       2,220,000          817,000
5/1/85    Florence/Tanner Lane               28,000           218,000      1,684,000       1,902,000          701,000
5/23/85   Tacoma/Phillips Rd.                23,000           396,000      1,375,000       1,771,000          564,000
5/17/85   Milwaukie/Mcloughlin II            17,000           458,000      1,012,000       1,470,000          407,000
7/11/85   San Diego/Kearney Mesa Rd          34,000           783,000      2,050,000       2,833,000          838,000
5/20/85   Manchester/S. Willow II            32,000           371,000      1,899,000       2,270,000          800,000
6/1/85    N. Hollywood/Raymer                18,000           967,000      1,093,000       2,060,000          447,000
7/12/85   Scottsdale/70th St                 26,000           632,000      1,570,000       2,202,000          633,000
7/26/85   Concord/Hwy 29                     16,000           150,000        942,000       1,092,000          364,000
10/1/85   N. Hollywood/Whitsett  (A)         47,000         1,524,000      2,816,000       4,340,000        1,130,000
10/1/85   Portland/SE 82nd St                12,000           354,000        705,000       1,059,000          281,000
9/18/85   Madison/Copps Ave.                 24,000           450,000      1,449,000       1,899,000          591,000
9/25/85   Columbus/Sinclair                  17,000           307,000      1,028,000       1,335,000          408,000
9/12/85   Philadelphia/Tacony St             32,000           118,000      1,946,000       2,064,000          787,000
11/1/85   Perrysburg/Helen Dr.               24,000           110,000      1,419,000       1,529,000          574,000
10/3/85   Columbus/Ambleside                 22,000           124,000      1,341,000       1,465,000          547,000
11/1/85   Indianapolis/Pike Place            28,000           229,000      1,713,000       1,942,000          684,000
11/1/85   Indianapolis/Beach Grove           25,000           198,000      1,489,000       1,687,000          589,000
10/17/85  Hartford/Roberts                   29,000           219,000      1,761,000       1,980,000          695,000
10/17/85  Wichita/S. Rock Rd.                21,000           642,000      1,269,000       1,911,000          532,000
10/9/85   Wichita/E. Harry                   15,000           313,000        927,000       1,240,000          381,000
10/9/85   Wichita/S. Woodlawn                12,000           263,000        739,000       1,002,000          312,000
10/9/85   Wichita/E. Kellogg                  8,000           185,000        507,000         692,000          214,000
10/9/85   Wichita/S. Tyler                   17,000           294,000      1,006,000       1,300,000          377,000
10/9/85   Wichita/W. Maple                   10,000           234,000        605,000         839,000          257,000
10/9/85   Wichita/Carey Lane                  9,000           192,000        540,000         732,000          222,000
10/9/85   Wichita/E. Macarthur               10,000           220,000        583,000         803,000          247,000
10/9/85   Joplin/S. Range Line               14,000           264,000        839,000       1,103,000          328,000
12/24/85  Milpitas                           30,000         1,623,000      1,810,000       3,433,000          712,000
12/1/85   Pleasanton/Santa Rita (A)          38,000         1,226,000      2,309,000       3,535,000          898,000
7/1/88    Forth Wayne                        25,000           101,000      1,525,000       1,626,000          459,000
10/3/85   San Antonio/Wetmore Rd.          (33,000)           306,000      1,400,000       1,706,000          546,000
10/3/85   San Antonio/Callaghan            (30,000)           288,000      1,269,000       1,557,000          500,000
10/3/85   San Antonio/Zarzamora            (37,000)           364,000      1,572,000       1,936,000          623,000
10/3/85   San Antonio/Hackberry            (39,000)           388,000      1,635,000       2,023,000          651,000
10/3/85   San Antonio/Fredericksburg       (30,000)           287,000      1,276,000       1,563,000          492,000
10/3/85   Dallas/S. Wetmoreland            (42,000)           474,000      1,763,000       2,237,000          741,000
10/3/85   Dallas/Alvin St.                 (32,000)           359,000      1,346,000       1,705,000          561,000
10/3/85   Forth Worth/W. Beach St.         (32,000)           356,000      1,330,000       1,686,000          559,000
10/3/85   Forth Worth/E. Seminary          (34,000)           382,000      1,431,000       1,813,000          597,000
10/3/85   Forth Worth/Cockrell St.         (29,000)           323,000      1,223,000       1,546,000          510,000
11/7/85   Everett/Evergreen                (60,000)           706,000      2,542,000       3,248,000        1,090,000
11/7/85   Seattle/Empire Way              (136,000)         1,652,000      5,720,000       7,372,000        2,386,000
12/1/85   Amherst/Niagra Falls             (21,000)           132,000        871,000       1,003,000          364,000
12/18/85  West Sams Blvd.                  (19,000)           164,000        815,000         979,000          344,000
3/11/86   Jacksonville/Wiley               (16,000)           140,000        680,000         820,000          265,000
12/1/85   McArthur Rd.                     (41,000)           204,000      1,711,000       1,915,000          705,000
2/21/86   Costa Mesa/Pomona                (41,000)         1,405,000      1,725,000       3,130,000          712,000
12/1/85   Brockton/Main                    (41,000)           153,000      1,709,000       1,862,000          720,000
1/1/86    Mapleshade/Rudderow              (47,000)           362,000      1,962,000       2,324,000          794,000
1/1/86    Bordontown/Groveville            (25,000)           196,000      1,073,000       1,269,000          432,000
12/31/85  Eatontown/Hwy 35                (102,000)           308,000      4,301,000       4,609,000        1,764,000
3/3/86    Brea/Imperial Hwy                (57,000)         1,069,000      2,410,000       3,479,000          988,000
12/1/85   Denver/Leetsdale                 (24,000)           603,000      1,000,000       1,603,000          407,000
2/1/86    Skokie/McCormick                 (49,000)           638,000      2,052,000       2,690,000          817,000
1/8/86    Sun Valley/Sheldon               (48,000)           544,000      2,031,000       2,575,000          813,000
3/28/86   St. Louis/Forder                 (31,000)           517,000      1,292,000       1,809,000          513,000
1/1/86    Las Vegas/Highland               (24,000)           432,000      1,004,000       1,436,000          401,000
5/1/86    Westlake Village                 (27,000)         1,205,000      1,149,000       2,354,000          442,000
2/19/86   Colorado Springs/Sinton          (29,000)           535,000      1,218,000       1,753,000          487,000
2/20/86   Oklahoma City/Penn               (22,000)           146,000        919,000       1,065,000          367,000
2/20/86   Oklahoma City/39th Expressway    (23,000)           238,000        965,000       1,203,000          370,000
4/1/86    Reno/Telegraph                   (33,000)           649,000      1,372,000       2,021,000          534,000
7/15/86   Colorado Springs/Hollow Tree     (21,000)           574,000        883,000       1,457,000          342,000
4/11/86   Kirkham                          (65,000)           199,000      1,078,000       1,277,000          442,000
4/11/86   Reavis                           (63,000)           192,000      1,039,000       1,231,000          423,000
4/10/86   Fort Worth/East Loop             (55,000)           196,000        906,000       1,102,000          357,000
6/1/86    Richlan Hills                    (69,000)           543,000      1,141,000       1,684,000          504,000
5/29/86   Sacramento/Franklin Blvd.        (74,000)           872,000      1,215,000       2,087,000          501,000
6/10/86   West Valley/So. 3600            (101,000)           208,000      1,662,000       1,870,000          669,000
7/1/86    West LA/Purdue Ave.             (221,000)         2,415,000      3,648,000       6,063,000        1,465,000
7/15/86   Capital Heights/Central Ave.    (234,000)           649,000      3,866,000       4,515,000        1,566,000
10/24/86  Perleta/Fremont                  (75,000)           851,000      1,231,000       2,082,000          479,000
7/1/86    Pontiac/Dixie hwy.              (121,000)           259,000      1,998,000       2,257,000          807,000
8/1/86    Laurel/Ft. Meade Rd.             (96,000)           475,000      1,588,000       2,063,000          624,000
9/10/86   Kansas City/S. 44th.            (130,000)           509,000      2,135,000       2,644,000          861,000
10/1/86   Birmingham/Highland              (49,000)            89,000        815,000         904,000          317,000
10/1/86   Birmingham/Riverchase            (94,000)           262,000      1,557,000       1,819,000          608,000
10/1/86   Birmingham/Eastwood              (76,000)           166,000      1,252,000       1,418,000          482,000
10/1/86   Birmingham/Forestdale            (61,000)           152,000      1,011,000       1,163,000          392,000
10/1/86   Birmingham/Centerpoint           (86,000)           265,000      1,410,000       1,675,000          544,000
10/1/86   Birmingham/Roebuck Plaza         (30,000)           101,000        494,000         595,000          189,000
10/1/86   Birmingham/Greensprings          (83,000)           347,000      1,365,000       1,712,000          532,000
10/1/86   Birmingham/Hoover                (80,000)           372,000      1,327,000       1,699,000          520,000
10/1/86   Birmingham/Midfield              (29,000)           170,000        485,000         655,000          188,000
10/1/86   Birmingham/Huntsville-Leeman     (69,000)           158,000      1,135,000       1,293,000          432,000
10/1/86   Birmingham/Huntsville-Drake      (78,000)           253,000      1,290,000       1,543,000          501,000
10/1/86   Birmingham/Anniston              (38,000)            59,000        633,000         692,000          263,000
10/1/86   Pilgrim/Monroe                   (73,000)           595,000      1,197,000       1,792,000          473,000
10/1/86   Pilgrim/I-45                     (91,000)           704,000      1,492,000       2,196,000          557,000
10/1/86   Pilgrim/Rogerdale               (183,000)         1,631,000      3,013,000       4,644,000        1,182,000
10/1/86   Pilgrim/Gessner                 (113,000)         1,032,000      1,856,000       2,888,000          722,000
10/1/86   Pilgrim/Richmond                (169,000)         1,502,000      2,787,000       4,289,000        1,077,000
10/1/86   Pilgrim/Gulfton                 (220,000)         1,732,000      3,622,000       5,354,000        1,423,000
10/1/86   Pilgrim/West Park                (56,000)           503,000        925,000       1,428,000          363,000
10/23/86  Jonesboro                        (49,000)           157,000        814,000         971,000          312,000
9/12/86   Lakewood/W. 6th Ave.             (93,000)         1,070,000      3,510,000       4,580,000        1,350,000
10/1/86   Pilgrim/Houston/Loop 610        (107,000)         1,299,000      4,042,000       5,341,000        1,515,000
10/1/86   Pilgrim/Houston/S.W. Freeway     (69,000)           904,000      2,591,000       3,495,000          985,000
10/1/86   Pilgrim/Houston/FM 1960          (47,000)           662,000      1,785,000       2,447,000          665,000
10/1/86   Pilgrim/Houston/Old Katy Rd.    (100,000)         1,365,000      3,763,000       5,128,000        1,419,000
10/1/86   Pilgrim/Houston/Long Point       (42,000)           451,000      1,581,000       2,032,000          553,000
10/1/86   Austin/Red Rooster               (51,000)         1,390,000      1,933,000       3,323,000          736,000
12/31/86  Lynnwood/196th SW                (49,000)         1,063,000      1,844,000       2,907,000          676,000
12/10/86  Auburn/Auburn Way North          (37,000)           606,000      1,400,000       2,006,000          516,000
12/18/86  Gresham/Burnside                 (35,000)           351,000      1,318,000       1,669,000          495,000
12/19/86  Denver/Sheridan Rd.              (84,000)         1,033,000      3,179,000       4,212,000        1,152,000
12/10/86  Marietta/Cobb Pkwy.              (84,000)           536,000      3,164,000       3,700,000        1,183,000
12/10/86  Hillsboro/Tualatin Hwy.          (21,000)           461,000        778,000       1,239,000          281,000
11/26/86  Arleta/Osborne St.               (22,000)           987,000        847,000       1,834,000          305,000
4/1/87    City of Industry/Amar Rd.        (61,000)           748,000      2,293,000       3,041,000          565,000
3/16/87   Annandale/Ravensworth            (46,000)           679,000      1,735,000       2,414,000          638,000
5/28/87   OK City/Hefner                   (29,000)           459,000      1,113,000       1,572,000          401,000
12/23/86  San Antonio/Sunst Rd.            (50,000)         1,206,000      1,905,000       3,111,000          683,000
8/11/87   Hammond/Calumet                  (30,000)            97,000      1,140,000       1,237,000          383,000
7/1/88    Portland/Moody                   (40,000)           663,000      1,500,000       2,163,000          533,000
7/16/87   Oakbrook Terrace                (364,000)           912,000      2,862,000       3,774,000        1,109,000
10/17/87  Plantation/S. State Rd.         (229,000)           924,000      1,795,000       2,719,000          673,000
3/1/88    Anaheim/Lakeview                (220,000)           995,000      1,725,000       2,720,000          616,000
8/20/87   San Antonio/Austin Hwy.         (110,000)           400,000        864,000       1,264,000          327,000
10/1/87   Rockville/Fredrick Rd.          (440,000)         1,695,000      3,455,000       5,150,000        1,295,000
2/15/95   Schiller Park/W. Irving           688,000         1,815,000      4,356,948       6,171,948           74,406
2/15/95   Lansing/173rd Street              581,000           601,000      3,680,347       4,281,347           60,795
2/15/95   Pleasanton/Boulder                432,000         1,003,000      2,734,202       3,737,202           46,549
2/15/95   Los Angeles/S. Sepulveda          610,000         1,649,000      3,865,504       5,514,504           60,250
7/1/95    Artesia/Artesia                 (300,000)           668,000      1,099,000       1,767,000            8,000
7/1/95    Arcadia/Lower Azusa             (279,000)           878,000      1,022,000       1,900,000            8,000
7/1/95    Dallas/Kingsly IV               (343,000)         1,171,000      1,254,000       2,425,000           10,000
7/1/95    Manassas/Centreville            (449,000)           433,000      1,645,000       2,078,000           12,000
7/1/95    Los Angeles/San Pedro           (711,000)         1,719,000      2,604,000       4,323,000           19,000
7/1/95    Bellevue/Northup                (680,000)         1,317,000      2,489,000       3,806,000           17,000
7/1/95    Hollywood/Willoughby            (378,000)         1,701,000      1,383,000       3,084,000           11,000
7/1/95    Atlanta/John Wesley             (300,000)         1,319,000      1,097,000       2,416,000           10,000
7/1/95    Montebello/S. Maple             (482,000)         1,362,000      1,764,000       3,126,000           14,000
7/1/95    Lake City/Forest P.             (286,000)           266,000      1,046,000       1,312,000            8,000
7/1/95    Baltimore/W Patap.              (559,000)           430,000      2,048,000       2,478,000           14,000
7/1/95    Fraser/Groesbeck                (374,000)           393,000      1,369,000       1,762,000           10,000
7/1/95    Vellejo/Mini Drive              (373,000)           599,000      1,365,000       1,964,000           10,000
9/30/95   Whittier                          694,000           215,000      1,078,000       1,293,000           35,000
9/30/95   Van Nuys                        1,188,000           295,000      1,845,000       2,140,000           54,000
9/30/95   Huntington Beach                  581,000           176,000        902,000       1,078,000           25,000
9/30/95   Monterey Park                     626,000           124,000        972,000       1,096,000           34,000
9/30/95   Downey                            573,000           191,000        890,000       1,081,000           24,000
9/30/95   Balboa                            626,000            85,000        972,000       1,057,000           27,000
9/30/95   Stockton                          727,000           151,000      1,129,000       1,280,000           30,000
9/30/95   Del Amo                         1,342,000           474,000      2,084,000       2,558,000           50,000
9/30/95   Carson                          1,329,000           375,000      2,064,000       2,439,000           23,000
9/30/95   Fresno                            373,000            44,000        579,000         623,000           12,000
          Construction in Progress                -                -       7,980,000       7,980,000                -


BUSINESS PARKS
12/1/81   South Houston/So. Shaver                -          354,000       2,117,000       2,471,000        1,186,000
5/2/94    Monterey Park                           -        2,700,000       6,357,000       9,057,000          435,000
1/1/84    Signal Hill/Bus. Park             168,000        1,195,000       3,096,000       4,291,000        1,354,000
1/1/84    Lakewood                         (16,000)        2,513,000       5,878,000       8,391,000        3,280,000
4/1/84    Austin                           (22,000)        4,321,000       8,858,000      13,179,000        4,370,000
3/29/85   Pacific Scene                      61,000        1,536,000       7,786,000       9,322,000        3,660,000
7/10/85   Timberway                         248,000        2,221,000      14,937,000      17,158,000        6,857,000
10/4/85   One Park Ten                      153,000        2,365,000       9,183,000      11,548,000        3,610,000
10/4/85   Park Terrace                       54,000          943,000       3,254,000       4,197,000        2,115,000
2/28/86   San Diego/ Knoll Mission        (208,000)        1,967,000       8,764,000      10,731,000        4,030,000
3/28/86   Fox Hills/ Culver City          (350,000)        7,544,000      14,813,000      22,357,000        6,667,000
3/27/86   Silvergate                      (443,000)        4,201,000       7,300,000      11,501,000        3,483,000
5/30/86   Signal Hill/Parkway             (347,000)        2,463,000       5,711,000       8,174,000        2,399,000
7/25/86   Mesa West Commercial Plaza       (96,000)        1,333,000       3,621,000       4,954,000        1,647,000
7/25/86   University Corp. Center         (100,000)        1,419,000       3,852,000       5,271,000        1,701,000
5/27/87   Carson/Leapwood                 (468,000)        2,535,000       3,681,000       6,216,000        1,530,000

                                          ==============================================================================
                                          $289,000      $382,154,000  $1,030,980,000  $1,413,134,000     $241,966,000
                                          ==============================================================================


                              PUBLIC STORAGE, INC.

                   SCHEDULE IV - MORTGAGE LOANS ON REAL ESTATE
                              At December 31, 1995


                                                                                                           Prior     Face Amount
           Description               Interest Rate    Final Maturity Date      Periodic Payment Terms      Liens        of Loans
           -----------               -------------    -------------------      ----------------------      -----     -----------




One mortgage note receivable due         7.440%             Sep-99        Interest payable monthly       None        700,000
   from a third party  (1)



One mortgage note receivable due         8.500%             Jun-00        Interest and principal         None      1,240,000
   from a private limited                                                 payable monthly
   partnership  (1)



One mortgage note receivable due        10.500%             Oct-96        Interest payable monthly       None      8,272,000
   from a public limited
   partnership (2)



One mortgage note receivable due         9.000%             May-04        Interest and principal         None        916,000
   from a third party (1)                                                 payable monthly



One mortgage note receivable due        10.180%             Sep-99        Interest and principal         None      3,951,000
   from a private limited                                                 payable monthly
   partnership (1)



One mortgage note receivable due        10.750%             Oct-96        Interest and principal         None      3,047,000
   from a private limited                                                 payable monthly
   partnership (1)



One all inclusive trust deed             9.250%             Jul-98        Interest and principal         None        363,000
   receivable due from a private                                          payable monthly
   limited partnership (1)



One all inclusive trust deed            10.000%             Jul-96        Interest payable monthly       None         63,000
   receivable due from a third
   party (1)



One all inclusive trust deed            14.000%             Jan-97        Interest and principal         None        592,000
   receivable due from a third                                            payable monthly
   party (1)



One all inclusive trust deed             9.900%             Oct-98        Interest payable monthly       None      3,200,000
   receivable due from a third
   party (1)



One all inclusive trust deed            10.750%             Jul-00        Interest and principal         None      1,562,000
   receivable due from a third                                            payable monthly
   party (1)



One all inclusive trust deed             9.500%             Feb-96        Interest and principal         None       146,000
   receivable due from a third                                             payable monthly                          -------
   party (1)

                                                         Principal Amount of
                                        Book and tax       Loans subject to
                                       Carrying amount   delinquent principal
           Description                     of Loans            or interest
           -----------                     --------            -----------




One mortgage note receivable due           700,000                     -
   from a third party  (1)



One mortgage note receivable due         1,018,000                     -
   from a private limited
   partnership  (1)



One mortgage note receivable due         8,272,000                     -
   from a public limited
   partnership (2)



One mortgage note receivable due           916,000                     -
   from a third party (1)



One mortgage note receivable due         3,878,000                     -
   from a private limited
   partnership (1)



One mortgage note receivable due         2,989,000                     -
   from a private limited
   partnership (1)



One all inclusive trust deed               363,000                     -
   receivable due from a private
   limited partnership (1)



One all inclusive trust deed                63,000                     -
   receivable due from a third
   party (1)



One all inclusive trust deed               592,000                     -
   receivable due from a third
   party (1)



One all inclusive trust deed             3,200,000                     -
   receivable due from a third
   party (1)



One all inclusive trust deed             1,562,000                     -
   receivable due from a third
   party (1)



One all inclusive trust deed
   receivable due from a third
   party (1)                              146,000                      -
                                       -----------              ---------------


                                       $23,699,000               $     -
                                       ===========               ==============


(1)  Secured by one mini-warehouse located in California.
(2)  Secured by three mini-warehouse located in California.


Activity in mortgage notes receivable during 1995, 1994 and 1993 is as follows:

                                         1995              1994              1993
                                         ----              ----              ----


Beginning balance                    $23,062,00          $49,575,000        $7,327,000


Investment in mortgage notes         19,022,000            4,020,000        56,325,000


Investment in unsecured notes                 -                    -         5,000,000


Amortization of discounts               113,000              693,000           848,000

Cancellation of mortgage notes
in connection with the
acquisition of real estate
facilities                          (16,435,000)         (24,441,000)      (11,968,000)


Collection of principal              (2,063,000)          (6,785,000)       (7,957,000)
                                   ----------------- ----------------- -----------------

Ending balance                      $23,699,000          $23,062,000       $49,575,000
                                    ===========          ===========       ===========

                                      F-37