Form 10-K/A
period 1995-12-31
PUBLIC STORAGE INC /CA
filed 1996-04-29
CIK 318380

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

For the transition period from ________ to ________

Commission File Number:1-8389

                             PUBLIC STORAGE, INC.
                             --------------------
            (Exact name of registrant as specified in its charter)


              California                                   95-3551121
- --------------------------------------------   ---------------------------------
    (State or other jurisdiction of                     (I.R.S. Employer
     incorporation or organization)                   Identification Number)

701 Western Avenue, 2nd Floor, Glendale,                    91201-2397
             California                                     ----------
(Address of principal executive offices)                    (Zip Code)


Registrant's telephone number, including area code:(818) 244-8080
                                                   --------------

Securities registered pursuant to Section 12(b) of the Act:

                                                                                      Name of each exchange
                   Title of each class                                                 on which registered
                   -------------------                                                  -------------------
10% Cumulative Preferred Stock, Series A, $.0l par value                             New York Stock Exchange
9.20% Cumulative Preferred Stock, Series B, $.0l par value                           New York Stock Exchange
Adjustable Rate Cumulative Preferred Stock, Series C, $.01 par value                 New York Stock Exchange
9.50% Cumulative Preferred Stock, Series D, $.0l par value                           New York Stock Exchange
10% Cumulative Preferred Stock, Series E, $.0l par value                             New York Stock Exchange
9.75% Cumulative Preferred Stock, Series F, $.0l par value                           New York Stock Exchange
Depositary Shares Each Representing 1/1,000 of a Share of 8-7/8% Cumulative
Preferred Stock, Series G, $.01 par value                                            New York Stock Exchange
Depositary Shares Each Representing 1/1,000 of a Share of 8.45% Cumulative
Preferred Stock, Series H, $.0l par value                                            New York Stock Exchange
8.25% Convertible Preferred Stock, $.0l par value                                    New York Stock Exchange
Common Stock, $.l0 par value                                                         New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

                                   None
                          -------------------------
                               (Title of class)
          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                [X]Yes    [_]No

Item 10.  Directors and Executive Officers of the Company
          -----------------------------------------------

     On November 16, 1995, Public Storage Management, Inc. (which was the Company's mini-warehouse property operator) ("PSMI") was merged (the "PSMI Merger") with and into Storage Equities, Inc., which then changed its name to Public Storage, Inc. (the "Company"), pursuant to an Agreement and Plan of Reorganization dated as of June 30, 1995 and an Amendment to Agreement and Plan of Reorganization dated as of November 13, 1995, each among the Company, Public Storage, Inc. ("Old PSI") and PSMI (collectively, the "Agreement and Plan of Reorganization"). Prior to the Restructuring (described below) and the PSMI Merger, (i) PSI Holdings, Inc. ("PSH") was the sole shareholder of Old PSI, and Old PSI was the sole shareholder of PSMI, Public Storage Advisers, Inc. (which was the Company's investment adviser) (the "Adviser") and Public Storage Commercial Properties Group, Inc. (which is the Company's commercial property operator) ("PSCP") and (ii) substantially all of the stock of PSH was held by B. Wayne Hughes, as trustee of the B. W. Hughes Living Trust, Tamara L. Hughes, an adult daughter of B. Wayne Hughes, and B. Wayne Hughes, Jr., an adult son of B. Wayne Hughes (collectively, the "Hughes Family"). Prior to the PSMI Merger, among other things (i) the common stock of PSCP held by Old PSI was converted into nonvoting preferred stock (representing 95% of the equity) and voting common stock of PSCP (representing 5% of the equity) was issued to the Hughes Family and (ii) Old PSI was merged with and into PSH, which was followed by the merger of PSH with and into PSMI (collectively, the "Restructuring"). At the time of the PSMI Merger, substantially all of the stock of PSMI was held by the Hughes Family. As a result of the Restructuring and the PSMI Merger, the Adviser, Old PSI, PSH and PSMI ceased to exist, and the Company became self-administered and self-managed and acquired substantially all of the United States real estate operations of Old PSI and PSMI.

     Set forth below is information regarding the directors and executive officers of the Company:

                     Name                                                 Positions
- --------------------------------------------      ----------------------------------------------------------
B. Wayne Hughes                                   Chairman of the Board and Chief Executive Officer
Harvey Lenkin                                     President and Director
Ronald L. Havner, Jr.                             Senior Vice President and Chief Financial Officer
Hugh W. Horne                                     Senior Vice President
Obren B. Gerich                                   Senior Vice President
Marvin M. Lotz                                    Senior Vice President
Mary Jayne Howard                                 Senior Vice President
David Goldberg                                    Senior Vice President and General Counsel
John Reyes                                        Vice President and Controller
Sarah Hass                                        Vice President and Secretary
Robert J. Abernethy                               Director
Dann V. Angeloff                                  Director
William C. Baker                                  Director
Uri P. Harkham                                    Director

     B. Wayne Hughes, age 62, has been a director of the Company since its organization in 1980 and was President and Co-Chief Executive Officer from 1980 until November 1991 when he became Chairman of Board and sole Chief Executive Officer. Mr. Hughes was a director of the Adviser until November 1995, an officer and/or director of Old PSI from its organization in 1972 until November 1995, President of Old PSI from 1978 until November 1995, Chairman of the Board of Old PSI from 1989 until November 1995, a director of PSMI from 1987 until November 1995 and Chairman of the Board and President of PSH from 1989 until November 1995. Since 1989, Mr. Hughes has been Chairman of the Board and a director of Storage Properties, Inc. ("SPI"), a real estate investment trust ("REIT") whose investment adviser and property operator is the Company. Mr. Hughes has been Chairman of the Board and Chief Executive Officer since 1990 of Public Storage Properties X, Inc., Public Storage Properties XI, Inc., Public Storage Properties XII, Inc., Public Storage Properties XIV, Inc., Public Storage Properties XV, Inc., Public Storage Properties XVI, Inc. Public Storage Properties XVII, Inc., Public Storage Properties XVIII, Inc., Public Storage Properties XIX, Inc., Public Storage Properties XX, Inc., Partners Preferred Yield, Inc., Partners Preferred Yield II, Inc. and Partners Preferred Yield III, Inc. (collectively, the "Public Storage

Properties REITs"), REITs that were organized by Old PSI and whose mini-warehouse properties are operated by the Company. He has been active in the real estate investment field for over 25 years.

     Harvey Lenkin, age 60, became President and a director of the Company in November 1991. Mr. Lenkin was President and a director of the Adviser until November 1995. He has been President of the Public Storage Properties REITs since 1990. Mr. Lenkin was a director of PSMI from 1978 until November 1995. He was President of PSMI from 1978 until September 1988 and was Chairman of the Board of PSMI from September 1988 until November 1995. He was an officer of Old PSI from September 1988 until November 1995 with overall responsibility for investment banking and investor relations. In 1989, Mr. Lenkin became President and a director of SPI. Mr. Lenkin has been a director of PSCP since June 1987.

     Ronald L. Havner, Jr., age 38, a certified public accountant, became an officer of the Company in 1990, Chief Financial Officer of the Company in November 1991 and Senior Vice President of the Company in November 1995. He was an officer of Old PSI from 1986 until November 1995 and Chief Financial Officer of Old PSI from 1991 until November 1995. Mr. Havner has been an officer of SPI since 1989 and Chief Financial Officer of SPI since November 1991. He has been a Vice President of the Public Storage Properties REITs since 1990 and was Controller of the Public Storage REITs from 1990 until November 1995 when he became Chief Financial Officer. Mr. Havner is a Vice President and Chief Financial Officer of PSCP.

     Hugh W. Horne, age 51, has been a Vice President of the Company since 1980 and was Secretary of the Company from 1980 until February 1992 and became Senior Vice President of the Company in November 1995. He was an officer of Old PSI and PSMI from 1973 until November 1995 and a director of Old PSI from 1977 until November 1995. Mr. Horne has been a Vice President of PSCP since 1987. He has been a Vice President of SPI since 1989 and of the Public Storage Properties REITs since June 1993. Mr. Horne is responsible for managing all aspects of property acquisition for the Company.

     Obren B. Gerich, age 57, a certified public accountant, has been a Vice President of the Company since 19980 and became Senior Vice President of the Company in November 1995. Mr. Gerich was Chief Financial Officer of the Company until November 1991. He was an officer of Old PSI from 1975 until November 1995, a director of Old PSI from 1976 until November 1995 and an officer and director of PSMI from 1978 until November 1995. Mr. Gerich was Chief Financial Officer of Old PSI until October 1991 and of PSMI until May 1987. He has been Vice President, Secretary and a director of PSCP since June 1987. Mr. Gerich has been Vice President and Secretary of SPI since 1989 and was Chief Financial Officer of SPI until November 1991. He has been Vice President and Secretary of the Public Storage Properties REITs since 1990 and was Chief Financial Officer until November 1995.

     Marvin M. Lotz, age 53, was an officer of PSMI from 1988 until November 1995 with overall responsibility for PSMI's mini-warehouse operations. He became a Senior Vice President of the Company in November 1995 with overall responsibility for the Company's mini-warehouse operations. Mr. Lotz was an officer of Old PSI from 1983 until November 1995 with overall responsibility for property acquisitions from 1983 until 1988.

     Mary Jayne Howard, age 50, is President of PSCP and has had overall responsibility for commercial property operations since December 1985. She became a Senior Vice President of the Company in November 1995.

     David Goldberg, age 46, joined Old PSI's legal staff in June 1991, rendering services on behalf of the Company and Old PSI and its affiliates. He became Senior Vice President and General Counsel of the Company in November 1995 and Vice President and General Counsel of SPI and the Public Storage Properties REITs in December 1995. From December 1982 until May 1991, he was a partner in the law firm of Sachs & Phelps, then counsel to the Company and Old PSI and its affiliates.

     John Reyes, age 35, a certified public accountant, joined Old PSI in 1990 and has been the Controller of the Company since 1992. He became a Vice President of the Company in November 1995. From 1983 to 1990, Mr. Reyes was employed by Ernst & Young.

     Sarah Hass, age 40, became Secretary of the Company in February 1992 and a Vice President of the Company in November 1995. She joined Old PSI's legal department in June 1991, rendering services on behalf of the Company and Old PSI and its affiliates. From 1987 until May 1991, her professional corporation was a partner in the law firm of Sachs & Phelps, then counsel to the Company and Old PSI and its affiliates, and from April 1986 until June 1987, she was associated with that firm, practicing in the area of securities law. From September 1979 until September 1995, Ms. Hass was associated with the law firm of Rifkind & Sterling, Incorporated.

     Robert J. Abernethy, age 55, Chairman of the Audit Committee, has been President of American Standard Development Company and of Self-Storage Management Company, which develop and operate mini-warehouses, since 1976 and 1977, respectively. Mr. Abernethy has been a director of the Company since its organization. He is a member of the board of directors of Johns Hopkins University and of the Los Angeles County Metropolitan Transportation Authority and a former member of the board of directors of the Metropolitan Water District of Southern California.

     Dann V. Angeloff, age 60, has been President of the Angeloff Company, a corporate financial advisory firm, since 1976. The Angeloff Company has rendered, and is expected to continue to render, financial advisory and securities brokerage services for the Company. Mr. Angeloff is the general partner of a limited partnership that owns a mini-warehouse operated by the Company and which secures a note owned by the Company. Mr. Angeloff has been a director of the Company since its organization. He is a director of Compensation Resource Group, Datametrics Corporation, Nicholas/Applegate Growth Equity Fund, Nicholas/Applegate Investment Trust, Royce Medical Company, Seda Specialty Packaging Corp. and SPI.

     William C. Baker, age 62, became a director of the Company in November 1991. He was a member of the Audit Committee from 1992 until December 1994. Since March 1996, Mr. Baker has been Chairman of the Board and Chief Executive Officer of Santa Anita Realty Enterprises, Inc., a REIT that owns Santa Anita racetrack and other real estate assets. From April 1993 through May 1995, Mr. Baker was President of Red Robin International, Inc., an operator and franchisor of casual dining restaurants in the United States and Canada. Since January 1992, he has been Chairman and Chief Executive Officer of Carolina Restaurant Enterprises, Inc., a franchisee of Red Robin International, Inc. From 1976 to 1988, he was a principal shareholder and Chairman and Chief Executive Officer of Del Taco, Inc., an operator and franchisor of fast food restaurants in California. Mr. Baker is a director of Santa Anita Operating Company and Callaway Golf Company.

     Uri P. Harkham, age 47, became a director of the Company in March 1993. Mr. Harkham has been the President and Chief Executive Officer of the Jonathan Martin Fashion Group, which specializes in designing, manufacturing and marketing women's clothing, since its organization in 1976. Since 1978, Mr. Harkham has been the Chairman of the Board of Harkham Properties, a real estate firm specializing in buying and managing fashion warehouses in Los Angeles and Australia.

     Section 16(a) of the Securities Exchange Act of 1934 (the "Exchange Act") requires the Company's directors and executive officers, and persons who own more than 10% of any class of the Company's equity securities ("10% owners"), to file with the Securities and Exchange Commission ("SEC") initial reports (on Form 3) of ownership of the Company's equity securities and to file subsequent reports (on Form 4 or Form 5) when there are changes in such ownership. The due dates of such reports are established by statute and the rules of the SEC. Based on a review of the reports submitted to the Company, the Company believes that, with respect to the fiscal year ended December 31, 1995, (i) Uri P. Harkham, a director of the Company, filed one report on Form 5 which disclosed (in addition to a transaction that was timely reported) one transaction that was not timely reported and (ii) B. Wayne Hughes, Jr., a member of a group (within the meaning of Section 13(d)(3) of the Exchange Act, although the existence of such a group is disclaimed) that is a 10% owner, filed one report on Form 4 which disclosed (in addition to transactions that were timely reported) one transaction that was not timely reported.

ITEM 11.  EXECUTIVE COMPENSATION.
          ----------------------

     Prior to November 16, 1995, the effective date of the PSMI Merger, the Company did not pay cash compensation to its executive officers (other than the directors' fees and expenses paid to Harvey Lenkin--see "Compensation of Directors" below).

     Prior to November 16, 1995, the Company had an advisory contract with the Adviser pursuant to which the Company paid advisory fees to the Adviser, and the Company had management agreements with PSMI and PSCP pursuant to which the Company paid fees to PSMI and PSCP. The Advisor, PSMI and (prior to November 16,
1995) PSCP were controlled by the Hughes Family. See "Advisory Contract" and "Management Agreement" under "Compensation Committee Interlocks and Insider Participation -- Certain Relationships and Related Transactions" below.

     On November 16, 1995, the effective date of the PSMI Merger, the Advisory Contract and the Management Agreement were extinguished and the Company then began to pay cash compensation to its executive officers.

     Set forth below is certain compensation from the Company relating to B. Wayne Hughes, the Company's Chief Executive Officer for 1995 (commencing November 16, 1995). The Company has no executive officer who earned $100,000 or more from the Company for such period.

                          Summary Compensation Table

                                                                          Annual Compensation
                                                                          -------------------
Name and Principal Position                            Year                     Salary
- ---------------------------                            ----                     ------
B. Wayne Hughes                                        1995                  $7,500(a)
Chairman of the Board and Chief Executive Officer

________________________

(a)  Compensation paid commencing from November 16, 1995.

     B. Wayne Hughes, the Company's Chief Executive Officer, is not eligible to be granted options under the Company's 1990 Stock Option Plan or 1994 Stock Option Plan (see "Stock Option Plans" below).

COMPENSATION OF DIRECTORS

     Each of the Company's directors, other than B. Wayne Hughes, receives director's fees of $19,000 per year plus $450 for each meeting attended. In addition, each of the members of the Audit Committee (other than the Chairman, who receives $900 per meeting) receives $450 for each meeting of the Audit Committee attended (other than meetings of the Audit Committee relating solely to administration of the Company's 1990 Stock Option Plan or 1994 Stock Option
Plan). The policy of the Company is to reimburse directors for reasonable expenses. Directors who are not affiliates of the Adviser ("Outside Directors") also receive grants of options under the 1994 Stock Option Plan (and Harvey Lenkin is eligible to receive grants of options thereunder), as described below. During 1995, in connection with services as members of the special committee that considered the merger of the Company with Public Storage Properties VI, Inc. ("Properties 6") (see "Certain Relationships and Related Transactions -- Other Mergers with Related Companies" below), Mr. Baker and Mr. Harkham were each paid $1,500, in connection with services as members of the special committee that considered the merger of the Company with Public Storage Properties VII, Inc. ("Properties 7"), Mr. Abernethy and Mr. Baker were each paid $1,500, and in connection with services as members of the special committee that considered the PSMI Merger, Mr. Abernethy and Mr. Baker were each paid $10,000.

STOCK OPTION PLANS

     1990 Stock Option Plan. The Company's 1990 Stock Option Plan (the "1990 Plan") consists of two sub-plans: the Non-Director Stock Option Sub-Plan (the "Non-Director Sub-Plan") and the Outside Director Stock Option Sub-Plan (the "Outside Director Sub-Plan"). The Non-Director Sub-Plan provides for the grant of non-qualified stock options to purchase Common Stock of the Company to (i) employees of the Company (other than directors), and (ii) consultants and advisers to the Company (including, prior to November 16, 1995, the Adviser), managers of the Company's properties or affairs (including, prior to November 16, 1995, PSMI), persons or entities having a similar relationship to the Company, and employees of any of the foregoing ("Service Providers"). The Outside Director Sub-Plan provides for the grant of options to Outside Directors.

     The total number of shares of Common Stock that may be issued under the Non-Director Sub-Plan and the Outside Director Sub-Plan is an aggregate of 500,000 (subject to certain anti-dilution provisions). Of these shares, no more than 200,000 may be issued under the Outside Director Sub-Plan. Currently, no shares of Common Stock are available for additional grants under the 1990 Plan. The exercise price for all options granted under the Non-Director Sub-Plan and the Outside Director Sub-Plan is equal to the market price of the underlying shares on the date of grant. Options granted under the Non-Director Sub-Plan and the Outside Director Sub-Plan vest on each of the first three anniversaries of the date of grant at the rate of one-third per year and expire generally upon the earlier of (i) the fifth anniversary of the date of vesting of such option, or (ii) the thirtieth day after the date of the optionee's Termination of Relationship (as defined in the Non-Director Sub-Plan and the Outside Director Sub-Plan) with the Company. The Non-Director Sub-Plan and the Outside Director Sub-Plan will expire in the year 2000.

     During 1995, Outside Directors exercised options under the 1990 Plan to purchase an aggregate of 15,000 shares of Common Stock at exercise prices ranging from $8-1/8 to $9-3/8 per share, and executive officers (including persons who became executive officers in connection with the PSMI Merger) exercised options under the 1990 Plan to purchase an aggregate of 1,667 shares of Common Stock at an exercise price of $9-5/8 per share. As of December 31, 1995 there were outstanding options under the 1990 Plan to purchase an aggregate of 350,667 shares of Common Stock held by 25 persons, including (i) options to purchase an aggregate of 71,667 shares of Common Stock held by Outside Directors at exercise prices ranging from $8-1/8 to $11-1/2 per share and (ii) options to purchase an aggregate of 173,500 shares of Common Stock held by executive officers of the Company (including persons who became executive officers in connection with the PSMI Merger) at exercise prices ranging from $8-1/8 to $15 per share. Such options expire between July 1996 and May 2002.

     1994 Stock Option Plan. Effective June 28, 1994, the Company's Board of Directors adopted the Company's 1994 Stock Option Plan (the "1994 Plan"), subject to the approval of the Company's shareholders, which was obtained at the 1994 annual meeting of shareholders on September 21, 1994. After the adjournment of the annual meeting, the Board of Directors adopted certain technical amendments to the 1994 Plan effective September 21, 1994. The Board of Directors adopted certain additional amendments to the Plan on May 9, 1995. The 1994 Plan provides for the grant of incentive stock options, intended to qualify as such under Section 422 of the Internal Revenue Code of 1986, as amended, and non-qualified stock options which do not so qualify. The 1994 Plan provides for the grant of options to purchase Common Stock of the Company to (i) employees of the Company (other than B. Wayne Hughes) or of any subsidiary of the Company, (ii) Service Providers and (iii) Outside Directors.

     The total number of shares of Common Stock that may be issued under the 1994 Plan is an aggregate of 1,150,000 (subject to certain anti-dilution provisions). The exercise price for all options granted under the 1994 Plan is equal to the market price of the underlying shares on the date of grant. Options granted under the 1994 Plan vest on each of the first three anniversaries of the date of grant at the rate of one-third per year and expire generally upon the earlier of (i) the tenth anniversary of the date of grant of such option, or
(ii) the thirtieth day after the date of the optionee's termination of employment or other relationship (as described in the 1994 Plan) with the Company. There is no specified termination date for the 1994 Plan, which may be terminated by the Board of Directors; however, no incentive stock options may be granted under the 1994 Plan after June 28, 2004.

     Formula Plan for Outside Directors. Under the 1994 Plan, each new Outside Director will, upon the date of his or her initial election to serve as an Outside Director, automatically be granted non-qualified options to purchase 15,000 shares of Common Stock. In addition, after each annual meeting of shareholders, each Outside Director then duly elected and serving will be automatically granted, as of the date of such annual meeting, non-qualified options to purchase 2,500 shares of Common Stock, so long as such person has attended, in person or by telephone, at least 75% of the meetings held by the Board of Directors during the immediately preceding calendar year.

     On May 9, 1995, non-qualified options to purchase an aggregate of 212,500 shares of Common Stock under the 1994 Plan were granted to a total of 29 persons (including options to purchase an aggregate of 90,000 shares of Common Stock granted to seven executive officers (including persons who became executive officers in connection with the PSMI Merger)) at an exercise price of $16-3/8 per share. On November 13, 1995, the date of the 1995 annual meeting of shareholders (after the adjournment of the annual meeting), a non-qualified option to purchase 2,500 shares of Common Stock was granted to each Outside Director (including Robert J. Abernethy, Dann V. Angeloff, William C. Baker and Uri P. Harkham) at an exercise price of $18 per share. During 1995, no options were exercised under the 1994 Plan. As of December 31, 1995 there were outstanding options under the 1994 Plan to purchase an aggregate of 343,000 shares of Common Stock held by 40 persons, including (i) options to purchase an aggregate of 30,000 shares of Common Stock held by Outside Directors at exercise prices ranging from $14-7/8 to $18 per share and (ii) options to purchase an aggregate of 148,500 shares of Common Stock held by executive officers of the Company (including persons who became executive officers in connection with the PSMI Merger) at exercise prices ranging from $14-7/8 to $16-3/8 per share. Such options expire between September 2004 and November 2005.

EMPLOYMENT AGREEMENT

     B. Wayne Hughes, the Chairman of the Board and Chief Executive Officer of the Company, entered into an employment agreement with the Company in November 1995 in connection with the PSMI Merger. This agreement is for a term of five years and provides for annual compensation of $60,000.

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

     Messrs. Hughes and Lenkin, who are executive officers of the Company, are members of the Board of Directors. Mr. Hughes is a director and the Chief Executive Officer of the 13 Public Storage Properties REITs (and during all or part of 1995, Mr. Hughes was a director and the Chief Executive Officer of Properties 6, Properties 7, and Public Storage Properties IX, Inc. ("Properties 9") and PS Business Parks, Inc. ("PSBP"), two other affiliated REITs that were merged with the Company. Mr. Hughes also is the Chief Executive Officer and a director of SPI, of which Mr. Lenkin is the President and a director. Neither SPI nor any of the 13 Public Storage Properties REITs has (nor did Properties 6, Properties 7, Properties 9 or PSBP have) a compensation committee.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Advisory Contract. Prior to November 16, 1995, the effective date of the PSMI Merger, the Adviser, pursuant to an advisory contract originally entered into in November 1980, as amended and restated effective September 30, 1991, and as further amended (the "Advisory Contract"), advised the Company with respect to investments and administered the day-to-day operations of the Company, subject to the supervision of the Board of Directors.

     Under the Advisory Contract, the Adviser was paid a monthly Advisory Fee based on the Company's Adjusted Income per Share. The Advisory Fee was (i) 12.75% of the Company's Adjusted Income per Share (as defined, and after a reduction for the Company's share of capital improvements) multiplied by the number of shares of Common Stock outstanding as of September 30, 1991 (14,989,454 shares) plus (ii) 6% of the Company's Adjusted Income per Share multiplied by the number of shares of Common Stock in excess of 14,989,454 shares of Common Stock plus (iii) 6% of the dividends paid with respect to the Company's preferred stock.

     In addition to the Advisory Fee, the Advisory Contract provided for the payment to the Adviser of certain specified Disposition Fees and certain specified payments upon termination of the Advisory Contract, other than under certain circumstances.

     Under the Advisory Contract, the Company was required to bear all the expenses of the Company's operations including the compensation of personnel employed by the Adviser and its affiliates (other than executives and their secretarial support personnel) involved in the business of the Company.

     During 1995 (through November 16, 1995), the Company paid approximately $6,437,000 in compensation to the Adviser as Advisory Fees. The Adviser was controlled by the Hughes Family. Mr. Hughes was a director of the Adviser, Mr. Lenkin was President and a director of the Adviser and certain of the other officers of the Company were also directors and officers of the Adviser.

     On November 16, 1995, the effective date of the PSMI Merger, the Advisory Contract was extinguished (without a termination payment other than the consideration paid in the PSMI Merger), the Company became self-administered and the Company then began to pay cash compensation to its executive officers.

     Management Agreement. Prior to November 16, 1995, the effective date of the PSMI Merger, PSMI and PSCP rendered property operation services for the Company pursuant to a management agreement (as amended, the "Management Agreement"). Under the Management Agreement, PSMI was paid a fee of 6% of the gross revenues of the mini-warehouse spaces operated and PSCP was paid a fee of 5% of the gross revenues of the non-mini-warehouse spaces operated. The Management Agreement was amended in February 1995, primarily to provide for a seven year term.

     During 1995 (through November 16, 1995), the Company paid approximately $9,326,000 to PSMI and approximately $906,000 to PSCP for operation of properties which were owned by the Company or certain partnerships which are consolidated with the Company. PSMI and (prior to November 16, 1995) PSCP were controlled by the Hughes Family. Mr. Hughes was a director of PSMI, Mr. Lenkin was Chairman of the Board of PSMI and is a director of PSCP, and certain of the other officers of the Company were also directors and officers of PSMI and are also directors and officers of PSCP.

     On November 16, 1995, the effective date of the PSMI Merger, the Management Agreement was extinguished and the Company became self-managed.

     PSMI Merger. On November 16, 1995, PSMI was merged (the "PSMI Merger") with and into the Company, which then changed its name to Public Storage, Inc., pursuant to the Agreement and Plan of Reorganization. Prior to the Restructuring (described below) and the PSMI Merger, (i) PSH was the sole shareholder of Old PSI and Old PSI was the sole shareholder of PSMI, the Adviser and PSCP and (ii) substantially all of the Stock of PSH was held by the Hughes Family. Prior to the PSMI Merger, among other things (i) the corporations engaged in Old PSI's Canadian operations and in the tenant reinsurance business were distributed to the Hughes Family, and certain miscellaneous assets of Old PSI were distributed or sold to the Hughes Family or to third parties, (ii) the common stock of PSCP held by Old PSI was converted into nonvoting preferred stock (representing 95% of the equity) and voting common stock of PSCP (representing 5% of the equity) was issued to the Hughes Family and (iii) Old PSI was merged with and into PSH, which was followed by the merger of PSH with and into PSMI (collectively, the "Restructuring"). Immediately preceding the PSMI Merger, PSMI transferred its merchandise business to PS Orangeco, Inc. ("PSOI") in exchange for nonvoting preferred stock of PSOI (representing 95% of the equity) and the voting common stock of PSOI (representing 5% of the equity) was acquired by the Hughes Family. At the time of the PSMI Merger, substantially all of the stock of PSMI was held by the Hughes Family. As a result of the Restructuring and the PSMI Merger, the Adviser, Old PSI, PSH and PSMI ceased to exist and the Company became self-administered and self-managed and acquired substantially all of the United States real estate operations of Old PSI and PSMI.

     The real estate operations acquired by the Company in the PSMI Merger included (1) the "Public Storage" name, (2) general and limited partnership interests in 47 limited partnerships owning an aggregate of 286 mini-warehouses,
(3) shares of common stock in 16 REITs (the Public Storage Properties REITs, Properties 9, PSBP and SPI) owning an aggregate of 218 mini-warehouses and 14 business park properties, (4) seven wholly owned properties, (5) all-inclusive deeds of trust secured by ten mini-warehouses, (6) property management contracts, exclusive of facilities owned by the Company, for 563 mini-warehouses (522 of which collectively were owned by entities affiliated with PSMI) and, through ownership of a 95% economic interest in PSCP, 24 business park properties and (7) a 95% economic interest in PSOI that sells locks and boxes in mini-warehouses operated by the Company.

     The aggregate consideration paid by the Company in the PSMI Merger to the shareholders of PSMI consisted of 29,449,513 shares of the Company's Common Stock (exclusive of shares of the Company's Common Stock held by PSMI prior to the PSMI Merger), 7,000,000 shares of the Company's Class B Common Stock and assumption of $68.0 million of PSMI debt and consolidated property debt of $4.7 million. Substantially all of the consideration paid in the PSMI Merger was paid to the Hughes Family, and the balance of the consideration included the issuance of the following number of shares of the Company's Common Stock to shareholders of PSMI that are executive officers of the Company (including persons who became executive officers of the Company in connection with the PSMI Merger): David Goldberg (Senior Vice President and General Counsel of the Company) - 40,000 shares, Ronald L. Havner, Jr. (Senior Vice President and Chief Financial Officer of the Company) - 40,000 shares, and John Reyes (Vice President and Controller of the Company) - 12,500 shares.

     In connection with the PSMI Merger, B. Wayne Hughes granted to the Company an option to acquire the general and limited partner interests and common stock owned by him in the partnerships and REITs described above. The option expires on November 16, 1998, and is exercisable for all (but not part) of the interests subject to the option. The exercise price of the option is $65 million (subject to adjustment under certain circumstances) and is payable in shares of the Company's Common Stock valued at the higher of (i) $16.00 per share or (ii) a stock price necessary to cause the acquisition to be non-dilutive based on the Company's funds from operations per share of Common Stock (calculated in accordance with the agreement evidencing the option) for the four consecutive quarters preceding the exercise of the option. Mr. Hughes has agreed not to dispose of any interests subject to the option during the term of the option without the Company's consent. The Company holds an irrevocable proxy to vote the securities subject to the option.

     The PSMI Merger was approved by a special committee of disinterested directors of the Company and the shareholders of the Company.

     Other Mergers with Related Companies. In February 1995, Properties 6 merged with and into the Company, and the outstanding Properties 6 common stock (2,716,223 shares) was converted into an aggregate of (i) 3,147,015 shares of the Company's Common Stock and (ii) $21,427,973 in cash. Properties 6 was one of 18 finite-life REITs organized by Old PSI (which include the Public Storage Properties REITs, Public Storage Properties VIII, Inc., Properties 6, Properties 7, Properties 9 and PSBP). Properties 6 owned 23 mini-warehouses. Old PSI and its affiliates had significant relationships with Properties 6, including ownership of approximately 28% of its common stock and received approximately 1,293,000 shares of the Company's Common Stock in the merger. Prior to the merger, the Company had no ownership interest in Properties 6 or any of its properties. The merger was approved by the shareholders and the disinterested directors of the Company and Properties 6.

     In June 1995, Properties 7 merged with and into the Company, and the outstanding Properties 7 common stock (3,806,491 shares) was converted into an aggregate of (i) 3,517,272 shares of the Company's Common Stock and (ii) $14,007,478 in cash. Properties 7 was one of the finite-life REITs organized by Old PSI. Properties 7 owned 34 mini-warehouses and four business parks. Old PSI and its affiliates had significant relationships with

Properties 7, including ownership of approximately 28% of its common stock, and received approximately 1,233,733 shares of the Company's Common Stock in the merger. Prior to the merger, the Company had no ownership interest in Properties 7 or any of its properties. The merger was approved by the shareholders and the disinterested directors of the Company and Properties 7.

     In March 1996, Properties 9 merged with and into the Company, and the outstanding Properties 9 common stock (2,447,506 shares) was converted as follows: 584,725 shares owned by the Company were cancelled, and the balance (1,862,781 shares) was converted into an aggregate of (i) approximately 1,170,000 shares of the Company's Common Stock and (ii) $8,810,568 in cash. Properties 9 was one of the finite-life REITs organized by Old PSI. Properties 9 owned 14 mini-warehouses and one business park. The Company owned approximately 24% of Properties 9's common stock and was Properties 9's mini-warehouse property operator as a result of the PSMI Merger. The Company's executive officers had significant relationships with Properties 9, and B. Wayne Hughes received 89,169 shares of the Company's Common Stock in the merger. The merger was approved by the shareholders and the disinterested directors of Properties 9 and the disinterested directors of the Company.

     In March 1996, the Company and SPI agreed, subject to certain conditions, to merge. Upon the merger, each outstanding share of SPI common stock (other than shares held by the Company or by shareholders of SPI who have properly exercised dissenters' rights under California law ("Dissenting Shares")) would be converted into the right to receive cash, the Company's Common Stock or a combination of the two, as follows: (i) with respect to a certain number of shares of SPI common stock (not to exceed 20% of the outstanding SPI common stock, less any Dissenting Shares), upon a shareholder's election, $7.31 in cash, subject to reduction as described below or (ii) that number (subject to rounding) of shares of the Company's Common Stock determined by dividing $7.31, subject to reduction as described below, by the average of the per share closing prices on the New York Stock Exchange ("NYSE") of the Company's Common Stock during the 20 consecutive trading days ending on the fifth trading day prior to the special meeting of the shareholders of SPI. The consideration paid by the Company in the merger will be reduced on a pro rata basis by the amount of cash distributions required to be paid by SPI to its shareholders prior to completion of the merger in order to satisfy SPI's REIT distribution requirements ("Required REIT Distributions"). The consideration received by the shareholders of SPI in the merger, however, along with any Required REIT Distributions, will not be less than $7.31 per share of SPI common stock, which amount represents the market value of SPI's real estate assets at February 29, 1996 (based on an independent appraisal) and the estimated net asset value of its other assets at June 30, 1996. Additional pre-merger cash distributions would be made to the shareholders of SPI to cause SPI's estimated net asset value as of the date of the merger to be substantially equivalent to its estimated net asset value as of June 30, 1996. The SPI Common Stock held by the Company will be cancelled in the merger. The merger was approved by the disinterested directors of SPI and is conditioned on, among other requirements, approval by the shareholders of SPI and the disinterested directors of the Company. SPI's common stock is listed on the American Stock Exchange. SPI owns seven mini-warehouses. There are 3,348,167 shares of SPI common stock. As a result of the PSMI Merger, the Company is SPI's investment advisor and property operator. The Company owns approximately 8% of SPI's common stock. The Company's executive officers have significant relationships with SPI, and the Company's executive officers and directors own approximately 2% of SPI's common stock.

     Acquisition of Partnership Interests from Old PSI and Affiliates. In May 1995, the Company purchased from Old PSI and B. Wayne Hughes the interest of B. Wayne Hughes relating to his general partner capital contribution in each of PS Partners, Ltd., through PS Partners VIII, Ltd., eight public limited partnerships of which the Company is a general partner and which are consolidated with the Company. The aggregate cost for these interests was $569,319 in cash.

     Mortgage Loans Receivable from Affiliates. During 1995, the Company acquired a $4,395,000 (face amount) mortgage note receivable for cash of approximately $1,515,000 from an unaffiliated financial institution. The mortgage loan was secured by a mini-warehouse facility owned by the borrower, which was a private limited partnership whose general partners were affiliates of B. Wayne Hughes ("Affiliated Partnership"). The mortgage note was subsequently cancelled in connection with the acquisition by the Company of the mini-warehouse facility (see "Purchase of Properties from Affiliates" below). The transaction was approved by the Company's disinterested directors.

     In October 1995, the Company acquired a $923,053 (face amount) mortgage note receivable for cash of $923,053 from a third party. The mortgage loan is secured by a mini-warehouse facility owned by a private limited partnership whose general partner is Dann V. Angeloff, a director of the Company. The mini-warehouse facility was then operated by PSMI and is now operated by the Company as a result of the PSMI Merger. The mortgage note bears interest at 9% per annum and has a maturity date of October 1, 2007. The transaction was approved by the Company's disinterested directors.

     In October 1995, the Company made a $8,261,282 one-year unsecured loan bearing interest at 10.5% per annum, to Public Storage Partners, Ltd., a public limited partnership whose general partner was then Old PSI and is now the Company as a result of the PSMI Merger. The transaction was approved by the Company's disinterested directors.

     Purchase of Properties from Affiliates. During 1995, in addition to properties acquired in the Properties 6 merger and Properties 7 merger and properties acquired from unrelated parties, the Company acquired an aggregate of 39 mini-warehouse facilities from Affiliated Partnerships for an aggregate acquisition cost of $128,170,000 consisting of $51,567,000 in cash, cancellation of mortgage notes totaling $16,435,000 (one of these mortgage notes was acquired in 1995 as described above under "Mortgage Loans Receivable from Affiliates") and assumption of mortgage notes payable totaling $60,168,000. In connection with certain of these acquisitions, (i) affiliates of the Adviser received payments in respect of their limited partnership interests in the Affiliated Partnerships on the same terms as other limited partners or in respect of their general partner interest in accordance with the existing partnership agreement,
(ii) certain advances from those affiliates to the Affiliated Partnerships were repaid or cancelled, and/or (iii) affiliates of the Adviser made certain voluntary cash contributions to the Affiliated Partnerships. In connection with the Company's proposal to acquire three of these mini-warehouse facilities, the Company extended the term of the mortgage notes receivable. The transactions were approved by the disinterested directors of the Company and the purchase price of the properties were based on independent appraisals of the properties.

     In January 1995, the Company acquired by merger the capital stock of PSI Participation 1, Inc. ("PSP1 Inc."), a California corporation which was owned by Old PSI. PSP1 Inc. owned participation interests of up to 25% in 12 mini-warehouse facilities (of which 10 facilities had been acquired by the Company from an unrelated third party in December 1993, subject to the respective participation interests, and the other two facilities were subsequently acquired by the Company from the unrelated third party in March 1995 and May 1995 respectively). The price for the PSP1 Inc. capital stock was $7,239,700 in Common Stock (515,739 shares based on the average closing price of the Common Stock on the NYSE for a specified period prior to the acquisition). The transaction was approved by the Company's disinterested directors and was subject to an independent review, and the issuance of the shares to Old PSI was approved by the Company's shareholders.

     In March 1995, the Company acquired by merger the capital stock of PSI Participation 3, Inc. ("PSP3 Inc."), a California corporation which was owned by Old PSI. PSP3 Inc. owned participation interests of up to 25% in three mini-warehouse facilities (which facilities had been acquired by the Company from an unrelated third party in December 1993, subject to these participation interests). The price for the PSP3 Inc. capital stock was 82,715 shares of Common Stock. The transaction was approved by the Company's disinterested directors and was subject to an independent review.

     In March 1995, the Company acquired by merger the capital stock of PSI Participation 5, Inc. ("PSP5 Inc."), a California corporation which was owned by Old PSI. PSP5 Inc. owned participation interests in two mini-warehouse facilities (of which one facility had been acquired by the Company from an unrelated third party in September 1994, subject to the respective participation interest, and the other facility continues to be owned by a third party, subject to the respective participation interest). The price for the PSP5 Inc. capital stock was 125,598 shares of Common Stock. The transaction was approved by the Company's disinterested directors and was subject to an independent review.

     In March 1995, the Company acquired by merger the capital stock of PSI/PSP6, Inc. ("PSP6 Inc."), a California corporation which was owned by Old PSI. PSP6 Inc. owned participation interests of up to 25% in two mini-warehouse facilities (which facilities had been acquired by the Company or a subsidiary in November 1993 and February 1994, respectively, subject to the respective participation interests). The price for the PSP6 Inc. capital stock was 75,536 shares of Common Stock. The transaction was approved by the Company's disinterested directors and was subject to an independent review.

     In June 1995, the Company acquired by merger the capital stock of PSI Participation 4, Inc. ("PSP4 Inc."), a California corporation which was owned by Old PSI. PSP4 Inc. owned participation interests of up to 25% in three mini-warehouse facilities (which facilities continue to be owned by a third party, subject to the respective participation interests). The price for the PSP4 Inc. capital stock was 204,834 shares of Common Stock. The transaction was approved by the Company's disinterested directors and was subject to an independent review.

     Purchase of Common Stock by Officers and Directors Pursuant to Shelf Registration Statement. The Company's directors have authorized the Company to offer and sell shares of Common Stock (collectively, the "Director and Officer Shares") pursuant to the prospectus included in the Company's shelf registration statement on the following terms: (i) the Director and Officer Shares may be offered and sold to any one or more of the following persons or entities: (a) any director or officer of the Company (or any corporation or other entity controlled by such director or officer), (b) the Adviser, PSMI, Old PSI (each prior to November 16, 1995), PSCP or any director or executive officer thereof and (c) the Public Storage Profit Sharing Plan and Trust; (ii) the number of Director and Officer Shares that may be offered and sold to any one person (or entity) is up to 1% of the Company's outstanding shares of Common Stock in a single transaction; and (iii) the purchase price per share is payable in cash and is equal to the average closing price of the Common Stock on the NYSE for a specified period prior to the closing of the sale of the shares. In March 1995, Robert J. Abernethy purchased 40,000 shares on the terms described above for an aggregate price of $582,000.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
          --------------------------------------------------------------

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

     The following table sets forth information as of the dates indicated with respect to persons known to the Company to be the beneficial owners of more than 5% of the outstanding shares of the Company's Common Stock.:

                                                          Shares of Common Stock
                                                          Beneficially Owned
                                                          --------------------------------------------------
                                                          Number                      Percent
Name and Address                                          of Shares                   of Class
- ----------------                                          ---------                   --------

B. Wayne Hughes, B. Wayne Hughes, Jr., Parker Hughes      37,280,234                  51.1%
Trust No. 2, Tamara L. Hughes, PS Orangeco, Inc., a
California corporation ("PSOI")
701 Western Avenue, 2nd Floor,
Glendale, California  91201-2397,
PS Insurance Company, Ltd., a
Bermuda corporation ("PSIC")
41 Cedar Avenue
Hamilton, Bermuda (1)


FMR Corp.                                                 5,468,355                   7.5%
82 Devonshire Street
Boston, Massachusetts 02109 (2)

________________

(1) This information is as of April 12, 1996. The reporting persons listed above (the "Reporting Persons") have filed a joint Schedule 13D, amended as of March 26, 1996. The number of shares of Common Stock beneficially owned by the Reporting Persons at April 12, 1996 includes 6,522 shares which can be acquired upon conversion of 3,875 shares of 8.25% Convertible Preferred Stock which are beneficially owned by the Report Persons. The common stock of PSOI (representing approximately 5% of the equity) is owned one-third each by B. Wayne Hughes, Tamara L. Hughes (an adult daughter of B. Wayne Hughes) and B. Wayne Hughes, Jr. (an adult son of B. Wayne Hughes), and the non-voting preferred stock of PSOI (representing approximately 95% of the equity) is owned by the Company. The stock of PSIC is owned approximately 45% by B. Wayne Hughes, 47% by Tamara
     L. Hughes and 8% by B. Wayne Hughes, Jr. Tamara L. Hughes is the trustee of Parker Hughes Trust No. 2, an irrevocable trust for the benefit of a minor son of B. Wayne Hughes. Each of the Reporting Persons disclaims the existence of a group within the meaning of Section 13(d)(3) of the Exchange Act. B. Wayne Hughes, Tamara L. Hughes and B. Wayne Hughes Jr. share voting and dispositive power with respect to the 30,777 shares owned by PSOI, and
     B. Wayne Hughes and Tamara L. Hughes share voting and dispositive power with respect to the 300,000 shares owned by PSIC. B. Wayne Hughes disclaims beneficial ownership of the shares owned by B. Wayne Hughes, Jr., Parker Hughes Trust No. 2 and Tamara L. Hughes (an aggregate of 17,552,044 shares (exclusive of the shares owned by PSOI and PSIC) or approximately 24.0% of the shares of Common Stock outstanding (or deemed to be outstanding) as of April 12, 1996). Each of the other Reporting Persons disclaims beneficial ownership of the shares owned by any other Reporting Person.

(2) This information is as of December 31, 1995 and is based on a Schedule 13G filed by FMR Corp. (except that the percent shown in the table is based on the shares of Common Stock outstanding at April 12, 1996). As of December 31, 1995, FMR Corp. beneficially owned 5,468,355 shares of Common Stock. This number includes 5,136,100 shares beneficially owned by Fidelity Management & Research Company, as a result of its serving as investment adviser to several investment companies registered under Section 8 of the Investment Company Act of 1940, and 332,255 shares beneficially owned by Fidelity Management Trust Company, as a result of its serving as investment manager of various institutional accounts. FMR Corp. has sole voting power with respect to 332,255 shares and sole dispositive power with respect to 5,468,355 shares.

SECURITY OWNERSHIP OF MANAGEMENT

     The following table sets forth information as of April 12, 1996 concerning the beneficial ownership of Common Stock of each director of the Company (including B. Wayne Hughes, the only executive officer named under Item 11) and of all directors and executive officers as a group:

                                                       Shares of Common Stock:
                                                         Beneficially Owned(1)
                                                         Shares Subject to Options (2)
                                                         Shares Issuable Upon Conversion
                                                         of Convertible Preferred Stock (3)
                                                       ------------------------------------

                                                        Number
                                                        of Shares                        Percent
                                                       -----------------------------------------

B. Wayne Hughes                                        19,728,190 (1)(4)                 27.0%

Harvey Lenkin                                             583,690 (1)(5)                  0.8%
                                                           10,000 (2)                       *
                                                            4,040 (3)                       *
                                                           ------                         ---
                                                          597,730                         0.8%

Robert J. Abernethy                                        65,591 (1)                       *
                                                           20,833 (2)                       *
                                                           ------                         ---
                                                           86,424                         0.1%

Dann V. Angeloff                                           85,810 (1)(6)                  0.1%
                                                              833 (2)                       *
                                                           ------                         ---
                                                           86,643                         0.1%

William C. Baker                                           10,000 (1)                       *
                                                           20,833 (2)                       *
                                                           ------                         ---
                                                           30,833                           *

Uri P. Harkham                                            490,116 (1)(7)                  0.7%
                                                              833 (2)                       *
                                                           ------                         ---
                                                          490,949                         0.7%

All Directors and Executive Officers as a              21,303,121 (1)(4)(5)(6)           29.2%
Group (14 persons)                                                (7)(8)
                                                          236,494 (2)                     0.3%
                                                           16,664 (3)                       *
                                                        ---------                         ---
                                                       21,556,279                        29.4%

____________________

*  Less than 0.1%.

(1) Shares of Common Stock beneficially owned as of April 12, 1996. Except as otherwise indicated and subject to applicable community property and similar statutes, the persons listed as beneficial owners of the shares have sole voting and investment power with respect to such shares.

(2) Represents vested portion as of April 12, 1996, and portion of which will be vested within 60 days of April 12, 1996, of shares of Common Stock subject to options granted to the named individuals or the group pursuant to the Company's 1990 Stock Option Plan and 1994 Stock Option Plan.

(3) Represents shares of Common Stock which can be acquired upon conversion of the shares of 8.25% Convertible Preferred Stock which are beneficially owned as of April 12, 1996 by the named individuals or the group.

(4) Includes 19,360,295 shares held of record by the B. W. Hughes Living Trust as to which Mr. Hughes has voting and investment power, 1,414 and 1,409 shares, respectively, held by custodians of IRAs for Mr. Hughes and Mrs. Kathleen Hughes as to which each has investment power, 4,826 shares held by Mrs. Hughes as to which she has investment power and 29,469 shares held by Mrs. Hughes as custodian FBO Parker Hughes Trust dated 3/7/91. Also includes 30,777 shares held of record by PSOI as to which Mr. Hughes, Tamara L. Hughes and B. Wayne Hughes, Jr. share voting and dispositive power and 300,000 shares held of record by PSIC as to which Mr. Hughes and Tamara L. Hughes share voting and dispositive power.

(5) Includes 1,000 and 700 shares, respectively, held by custodians of IRAs for Mr. Lenkin and Mrs. Lenkin as to which each has investment power, 300 shares held by Mrs. Lenkin, 500 shares held by Mrs. Lenkin as custodian for a son and 100 shares held by a custodian of an IRA for a son. Also includes 540,000 shares held of record by the Public Storage, Inc. Profit Sharing Plan and Trust (the "PSI Plan") as to which Mr. Lenkin, as a member of the PSI Plan's Advisory Committee, shares the power to direct voting and disposition and as to which Mr. Lenkin expressly disclaims beneficial ownership.

(6) Includes 5,000 shares held by a custodian of an IRA for Mr. Angeloff, 2,185 shares held by Mr. Angeloff as trustee of Angeloff's Children Trust and 76,625 shares held by Mr. Angeloff as trustee of Angeloff Family Trust.

(7) Includes 76,400 shares held by Mr. Harkham as trustee of Jonathan Martin Profit Sharing Plan, 371,179 shares held by Harkham Industries, Inc. (dba Jonathan Martin, Inc.), a corporation wholly owned by Mr. Harkham, 5,300 shares held by Mr. Harkham as trustee of Uri Harkham Trust, 13,172 shares held by Jonathan Martin, Inc. Employee Profit Sharing Plan, 650 and 690 shares, respectively, held by custodians of IRAs for Mr. Harkham and Mrs. Harkham as to which each has investment power, and 1,525, 1,600, 1,500, 1,600 and 1,500 shares, respectively, held by Mr. Harkham as custodian for five of his children.

(8) Includes shares held of record or beneficially by members of the immediate family of executive officers of the Company and shares held by custodians of IRAs for the benefit of executive officers of the Company.

The following tables set forth information as of April 12, 1996 concerning the remaining security ownership of each director of the Company (including B. Wayne Hughes, the only executive officer named under Item 11) and of all directors and executive officers of the Company as a group:

                                         Shares of 8.25% Convertible           Shares of 10% Cumulative
                                         Preferred Stock                       Preferred Stock, Series A
                                         Beneficially Owned (1)                Beneficially Owned (1)
                                         ----------------------------------    ---------------------------------
                                         Number                                Number
                                         of Shares                  Percent    of Shares                 Percent
                                         ----------------------------------    ---------------------------------
B. Wayne Hughes                             --                        --            --                     --

Harvey Lenkin                            2,400(1)(2)                  0.1%          --                     --

Robert J. Abernethy                         --                        --            --                     --

Dann V. Angeloff                            --                        --            --                     --

William C. Baker                            --                        --            --                     --

Uri P. Harkham                              --                        --            --                     --

All Directors and Executive Officers     9,900(1)(2)(3)               0.4%       1,460(1)(3)                *
  as a Group (14 persons)

                                         Shares of 9.20% Convertible           Shares of Adjustable Rate
                                         Preferred Stock,                      Cumulative Preferred Stock,
                                         Series B Beneficially Owned (1)       Series C Beneficially Owned (1)
                                         ----------------------------------    ---------------------------------
                                         Number                                Number
                                         of Shares                  Percent    of Shares                 Percent
                                         ----------------------------------    ---------------------------------
B. Wayne Hughes                             --                        --            --                     --

Harvey Lenkin                               --                        --        29,300(1)(4)               2.4%

Robert J. Abernethy                         --                        --            --                     --

Dann V. Angeloff                            --                        --            --                     --

William C. Baker                            --                        --            --                     --

Uri P. Harkham                              --                        --            --                     --

All Directors and Executive Officers     4,000(1)(3)                  0.2%      29,800(1)(3)(4)            2.5%
  as a Group (14 persons)

___________________
*  Less than 0.1%

(1) Shares of 8.25% Convertible Preferred Stock, 10% Cumulative Preferred Stock, Series A, 9.20% Cumulative Preferred Stock, Series B, or Adjustable Rate Cumulative Preferred Stock, Series C, as applicable, beneficially owned as of April 12, 1996. Except as otherwise indicated and subject to applicable community property and similar statutes, the persons listed as beneficial owners of the shares have sole voting and investment power with respect to such shares.

(2) Includes 100 shares held by Mrs. Lenkin and 300 shares held by Mrs. Lenkin as custodian for a son.

(3) Includes shares held of record or beneficially by members of the immediate family of executive officers of the Company and shares held by custodians of IRAs for the benefit of executive officers of the Company.

(4) Shares held of record by the PSI Plan as to which Mr. Lenkin, as a member of the PSI Plan's Advisory Committee, shares the power to direct voting and disposition and as to which Mr. Lenkin expressly disclaims beneficial ownership.

     As of April 12, 1996, the directors and executive officers of the Company did not own any shares of the Company's 9.50% Cumulative Preferred Stock, Series D, 10% Cumulative Preferred Stock, Series E, 9.75% Cumulative Preferred Stock, Series F, Convertible Participating Preferred Stock, Depositary Shares, each representing 1/1,000 of a Share of 8-7/8% Cumulative Preferred Stock, Series G, Depositary Shares, each representing 1/1,000 of a Share of 8.45% Cumulative Preferred Stock, Series H or Class B Common Stock (the Class B Common Stock is owned by Tamara L. Hughes and B. Wayne Hughes, Jr.).

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

                                        PUBLIC STORAGE, INC.
                                        (Registrant)

Dated: April 29, 1996                   By: /s/ SARAH HASS
                                           ---------------
                                        Name: Sarah Hass
                                        Title: Vice President