Form 10-K/A
period 1995-12-31
PUBLIC STORAGE INC /CA
filed 1996-05-15
CIK 318380

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
                                Amendment No. 2


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

Commission File Number: 1-8389
                        ------

                              PUBLIC STORAGE, INC.
                              --------------------
             (Exact name of registrant as specified in its charter)

     California                                                 95-3551121
- ---------------------                                  -------------------------
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                           Identification Number)

600 North Brand Blvd., Glendale, California                   91203-1241
- -------------------------------------------                   ----------
(Address of principal executive offices)                      (Zip Code)

Registrant's telephone number, including area code: (818) 244-8080.
                                                    ---------------

Securities registered pursuant to Section 12(b) of the Act:

                                                                                              Name of each exchange
Title of each class                                                                            on which registered
- -------------------                                                                           ---------------------

10% Cumulative Preferred Stock, Series A, $.01 par value                                    New York Stock Exchange
9.20% Cumulative Preferred Stock, Series B, $.01 par value                                  New York Stock Exchange
Adjustable Rate Cumulative Preferred Stock, Series C, $.01 par value                        New York Stock Exchange
9.50% Cumulative Preferred Stock, Series D, $.01 par value                                  New York Stock Exchange
10% Cumulative Preferred Stock, Series E, $.01 par value                                    New York Stock Exchange
9.75% Cumulative Preferred Stock, Series F, $.01 par value                                  New York Stock Exchange
Depositary Shares Each Representing 1/1,000 of a Share of 8-7/8% Cumulative
  Preferred Stock, Series G, $.01 par value                                                 New York Stock Exchange
Depositary Shares Each Representing 1/1,000 of a Share of 8.45% Cumulative
  Preferred Stock, Series H, $.01 par value                                                 New York Stock Exchange
8.25% Convertible Preferred Stock, $.01 par value                                           New York Stock Exchange
Common Stock, $.10 par value                                                                New York Stock Exchange


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

The number of shares outstanding of the registrant's classes of common stock as of March 15, 1996:

Common Stock, $.10 Par Value - 71,581,165 shares
- ------------------------------------------------

Class B Common Stock, $.10 Par Value - 7,000,000 shares
- -------------------------------------------------------


                       DOCUMENTS INCORPORATED BY REFERENCE

Registrant's Form 10-K/A Amendment No. 1 dated April 29, 1995.

                                     PART I
                                     ------


ITEM 1.  BUSINESS
         --------
GENERAL
- -------
     Public Storage, Inc. (the "Company") is an equity real estate investment trust ("REIT") organized as a corporation under the laws of California on July 10, 1980. The Company is a fully integrated, self-administered and self-managed real estate investment trust ("REIT") that acquires, develops, owns and operates self-service mini-warehouse facilities. The Company is the largest owner and operator of mini-warehouses in the United States with direct and indirect equity investments in 1,016 mini-warehouses containing approximately 59.6 million square feet of space at December 31, 1995.

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

THE PSMI MERGER
- ---------------
     Prior to November 16, 1995, the Company's operations were managed, pursuant to contractual arrangements, by Public Storage Advisers, Inc. (the "Adviser"), the Company's investment advisor, by PSMI, its mini-warehouse property operator and by Public Storage Commercial Properties Group, Inc., ("PSCP") its commercial property operator.

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


INVESTMENT OBJECTIVES
- ---------------------
     The Company's primary objective is to maximize shareholder value through internal growth (by increasing funds from operations and cash available for distributions) and acquisitions of additional real estate investments. The Company believes that its access to capital, geographic diversification and operating efficiencies resulting from its size will enhance its ability to achieve these objectives.

COMPETITION
- -----------
     Competition  in  the  market  areas  in  which  the  Company   operates  is
significant and affects the occupancy levels, rental rates and operating expenses of certain of the Company's facilities. The Company believes that its operating results have benefited from favorable industry trends and conditions.

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

GROWTH STRATEGIES
- -----------------
     The  Company's   growth   strategies   focus  on  improving  the  operating
performance of its existing properties and on increasing its ownership of mini-warehouses through additional investments. Major elements of these strategies are as follows:

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

OPERATING STRATEGIES
- --------------------
     The Company operates its mini-warehouses under the ''Public Storage'' name, the most recognized name in the mini-warehouse industry. The major elements of the Company's operating strategies are as follows:

     CAPITALIZE ON PUBLIC STORAGE NAME RECOGNITION. The Company, together with its predecessor, has more than 20 years of operating experience in the mini-warehouse business, and is the largest operator of mini-warehouses in the United States. As of December 31, 1995, the Company operated 1,075 mini-warehouses aggregating approximately 63.0 million square feet of space located in 37 states. In the past eight years, in excess of $56 million has been expended promoting the ''Public Storage'' name. The Company believes that its marketing and advertising programs improve its competitive position in the market. The Company's in-house Yellow Pages staff designs and places advertisements in approximately 700 directories. In addition, the Company offers a toll-free referral system, 800-44-STORE, which services approximately 100,000 calls per year from potential customers inquiring as to the nearest Public Storage mini-warehouse.

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

INVESTMENTS IN REAL ESTATE FACILITIES
- -------------------------------------
     The Company has invested directly and indirectly in mini-warehouses, and to a much smaller extent in existing business parks containing commercial and industrial rental space, principally through (i) the acquisition of wholly-owned properties, (ii) the acquisition of limited and general partnership interests in real estate partnerships owning mini-warehouses and/or business parks, and (iii) the acquisition of common stock of other REITs owning mini-warehouses and/or business parks. The following table outlines the Company's ownership interest in mini-warehouse ("Mini") and business park ("BP") facilities:

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

UNCONSOLIDATED REAL ESTATE ENTITIES
- -----------------------------------
     The  Company  has  made a  significant  investment  in  mini-warehouse  and business park facilities which are owned by unconsolidated entities including affiliated partnerships in which the Company owns a limited and/or general partnership interests in or affiliated REITs in which the Company owns common stock. The Company reflects those investments on the equity method of accounting.

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

OPTION TO ACQUIRE HUGHES' INTEREST IN PARTNERSHIPS AND REITS
- ------------------------------------------------------------
     In connection with the PSMI Merger, Hughes granted to the Company an option to acquire the general and limited partner interests and common stock owned by him in the partnerships and REITs described above. The option expires on November 16, 1998, and is exercisable for all (but not part) of the interests subject to the option. The exercise price of the option is $65 million (subject to adjustment under certain circumstances) and is payable in shares of the Company's Common Stock valued at the higher of (i) $16.00 per share or (ii) a stock price necessary to cause the acquisition to be non-dilutive based on the Company's funds from operations per share of Common Stock (calculated in accordance with the agreement evidencing the option) for the four consecutive quarters preceding the exercise of the option. Hughes has agreed not to
                                       9
dispose of any interests subject to the option during the term of the option without the Company's consent. The Company holds an irrevocable proxy to vote the securities subject to the option.

PROHIBITED INVESTMENTS AND ACTIVITIES
- -------------------------------------
     The Company's Bylaws prohibit the Company from purchasing properties in which the Company's officers or directors have an interest, or from selling properties to such persons, unless the transactions are approved by a majority of the independent directors and are fair to the Company based on an independent appraisal. This Bylaw provision may be changed only upon a vote of the holders of a majority of the shares of (i) Common Stock and Convertible Preferred Stock, voting together and (ii) each of the series of Senior Preferred Stock. See ''Limitations on Debt'' for other restrictions in the Bylaws.


PROPERTY MANAGEMENT OPERATIONS
- ------------------------------
     OPERATING STRATEGY: The Company's general strategy is to increase rental revenues and net operating income of the self-storage facilities it operates through monitoring of rental rates, occupancy levels and expense control. The Company will generally consider an increase in rental rates when occupancy levels reach sustainable levels, usually 90% or greater. The Company intends to utilize mass-marketing tools (i.e., TV, radio, etc.) as necessary to increase market share in specific regions.

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

BORROWINGS
- -----------
     The Company has an unsecured $125.0 million credit facility with a group of commercial banks which expires on April 30, 1998. The facility bears interest at rates ranging from LIBOR plus .75% to LIBOR plus 1.5%, depending upon interest coverage ratios. Under covenants of the Credit Agreement, the Company is (i) required to maintain minimum net worth (as defined), (ii) required to maintain a ratio of total debt to net worth (as defined) not greater than .30 to 1.0, (iii) required to maintain certain cash flow and interest coverage ratios (as defined) of not less than 1.0 to 1.0 and 5.0 to 1.0, respectively, and (iv) limited in its ability to incur additional borrowings and acquire or sell assets. The Company was in compliance with the covenants of the Credit Agreement at December 31, 1995. There were no borrowings outstanding under the credit facility at December 31, 1995.

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

LIMITATIONS ON DEBT
- --------------------
     The Bylaws provide that the Board of Directors shall not authorize or permit the incurrence of any obligation by the Company which would cause the Company's ''Asset Coverage'' of its unsecured indebtedness to become less than 300%. Asset Coverage is defined in the Bylaws as the ratio (expressed as a percentage) by which the value of the total assets (as defined in the Bylaws) of the Company less the Company's liabilities (except liabilities for unsecured borrowings) bears to the aggregate amount of all unsecured borrowings of the Company. This Bylaw provision may be changed only upon a vote of the holders of a majority of the shares of (i) Common Stock and Convertible Preferred Stock voting together and (ii) each of the series of Senior Preferred Stock.

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

OTHER BUSINESS ACTIVITIES
- -------------------------
     A corporation owned by Hughes and members of his family (the "Hughes Family") reinsures policies against losses to goods stored by tenants in the Company's mini-warehouses. The Company believes that the availability of insurance reduces the potential liability of the Company to tenants for losses to their goods from theft or destruction. The corporation receives the premiums and bears the risks associated with the insurance.

     The Company, through a 95% owned subsidiary, sells locks and boxes to tenants to be used in securing their spaces and moving their goods and believes that the availability of locks and boxes for sale promotes the rental of spaces.


EMPLOYEES
- ----------
     There are approximately 3,000 persons who render services on behalf of the Company, primarily personnel engaged in property operation, substantially all of whom are employed by a clearing company that provides certain administrative and cost-sharing services to the Company and other owners of properties operated by the Company. None of the Company's employees are parties to collective bargaining agreements.


FEDERAL INCOME TAX
- ------------------
     The Company believes that it has operated, and intends to continue to operate, in such a manner as to qualify as a REIT under the Internal Revenue Code of 1986, but no assurance can be given that it will at all times so qualify. To the extent that the Company continues to qualify as a REIT, it will not be taxed, with certain limited exceptions, on the taxable income that is distributed to its shareholders.

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

INSURANCE
- ---------
     The Company believes that its properties are adequately insured. Facilities operated by the Company have historically carried comprehensive insurance, including fire, earthquake, liability and extended coverage from nationally recognized carriers.


PROPOSED MERGERS
- ----------------
     On March 19, 1996, the shareholders of each of Public Storage Properties IX, Inc. ("Properties 9") and PS Business Parks, Inc. ("PSBP") approved the mergers of the respective corporations into the Company and it is expected that the mergers will be completed during March 1996. In the mergers, it is estimated that the Company will issue an aggregate of 1.5 million shares of Common Stock and pay an additional $11.5 million in cash (the shares of common stock of Properties 9 and PSBP that are owned by the Company will be canceled in the merger). Properties 9 owns and operates 15 properties: 14 mini-warehouses (881,000 square feet) and one business park (72,000 square feet). PSBP owns and operates a single business park (173,000 square feet).

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

          For these purposes:


          1) FFO, means net income (loss) (computed in accordance with GAAP) before (i) gain (loss) on early extinguishment of debt,
               (ii) minority interest in income and (iii) gain (loss) on disposition of real estate, adjusted as follows: (i) plus depreciation and amortization (including the Company's pro-rata share of depreciation and amortization of unconsolidated equity interests and amortization of assets acquired in the PSMI Merger, including property management agreements and goodwill), and (ii) less FFO attributable to minority interest. FFO is a supplemental performance measure for equity REITs as defined by the National Association of Real Estate Investment Trusts, Inc. ("NAREIT"). The NAREIT definition does not specifically address the treatment of minority interest in the determination of FFO or the treatment of the amortization of property management agreements and goodwill. In the case of the Company, FFO represents amounts attributable to its shareholders after deducting amounts attributable to the minority interests and before deductions for (i) the amortization of property management agreements and goodwill and (ii)non-recurring items (i.e. environmental accrual). FFO is presented because many industry analysts consider FFO to be one measure of the performance of the Company and it is used in establishing the terms of the Class B Common Stock. FFO does not take into consideration scheduled principal payments on debt, capital improvements, distributions and other obligations of the Company. Accordingly, FFO is not a substitute for the Company's cash flow or net income as a measure of the Company's liquidity or operating performance or ability to pay distributions.


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

ITEM 6.  SELECTED FINANCIAL DATA
         -----------------------

                                                                               For the year ended December 31,
                                                            -----------------------------------------------------------------------
                                                            1995 (1)         1994           1993             1992             1991
                                                            --------         ----           ----             ----             ----
                                                                        (In thousands, except per share data)
Revenues:
  Rental income                                           $ 202,134       $ 141,845       $ 109,203       $  95,886       $  91,695
  Equity in earnings of real estate                           3,763             764             563            --              --
     entities
  Facility management fees                                    2,144            --              --              --              --
  Interest and other income                                   4,609           4,587           4,914           1,562           1,833
                                                              -----           -----           -----           -----           -----
                                                            212,650         147,196         114,680          97,448          93,528
Expenses:
  Cost of operations                                         72,247          52,816          42,116          38,348          37,074
  Cost of facility management                                   452            --              --              --              --
  Depreciation and amortization                              40,760          28,274          24,998          22,405          21,773
  General and administrative                                  3,982           2,631           2,541           2,629           2,644
  Environmental cost                                          2,741            --              --              --              --
  Advisory fee                                                6,437           4,983           3,619           2,612           2,769
  Interest expense                                            8,508           6,893           6,079           9,834          10,621
                                                              -----           -----           -----           -----          ------
                                                            135,127          95,597          79,353          75,828          74,881
                                                            -------          ------          ------          ------          ------

Income before minority interest and gain
  on disposition of real estate                              77,523          51,599          35,327          21,620          18,647

Minority interest in income                                  (7,137)         (9,481)         (6,895)         (6,693)
                                                             ------          ------          ------          ------
                                                                                                                             (7,291)
Income before gain on disposition of real
  estate                                                     70,386          42,118           28,036         14,725           11,954

Gain on disposition of real estate, net
  of disposition fees                                           --             --               --              398              --
                                                              -----           -----           -----           -----           -----

Net income                                                 $ 70,386        $ 42,118       $   28,036       $ 15,123         $ 11,954
                                                           ========        ========       ==========       ========         ========

Funds from operations (2)                                  $105,086        $ 56,143       $   35,830       $ 21,133         $ 17,176
                                                           ========        ========       ==========       ========         ========
- ------------------------------------------------------------------------------------------------------------------------------------
PER COMMON SHARE:
  Income before gain on disposition of
     real estate
                                                           $   0.95        $   1.05         $   0.98        $   0.88         $  0.81
  Gain on disposition of real estate
                                                                --               --               --            0.02             --
                                                              -----           -----           -----           -----           -----

  Net income                                                $   0.95       $   1.05         $   0.98        $   0.90         $  0.81
                                                            ========       ========         ========        ========         =======

Distributions per common share                              $   0.88       $   0.85         $   0.84        $   0.84         $  0.82
                                                            ========       ========         ========        ========        ========

            Weighted average common shares                  $ 41,171       $ 24,077         $ 17,558        $ 15,981        $ 14,751
                                                            ========       ========         ========        ========        ========

Total assets                                              $1,937,461     $  820,309       $  666,133      $  537,724        $548,220
Total debt                                                $  158,052     $   77,235       $   84,076      $   69,478        $104,244
Minority interest                                         $  112,373     $  141,227       $  193,712      $  202,797        $243,903
Shareholders' equity                                      $1,634,503     $  587,786       $  376,066      $  253,669        $188,113


(1) During 1995 the Company completed several significant business combinations and equity transactions. See Notes 3 and 11 to the Company's consolidated financial statements.

 (2) Funds from operations ("FFO"), means net income (loss) (computed in accordance with GAAP) before (i) gain (loss) on early extinguishment of debt, (ii) minority interest in income and (iii) gain (loss) on disposition of real estate, adjusted as follows: (i) plus depreciation and amortization (including the Company's pro-rata share of depreciation and amortization of unconsolidated equity interests and amortization of assets acquired in the PSMI Merger, including property management agreements and excess purchase cost over net assets acquired), and (ii) less FFO attributable to minority interest. FFO is a supplemental performance measure for equity REITs as defined by the National Association of Real Estate Investment Trusts, Inc. ("NAREIT"). The NAREIT definition does not specifically address the treatment of minority interest in the determination of FFO or the treatment of the amortization of property management agreements and excess purchase cost over net assets acquired. In the case of the Company, FFO represents amounts attributable to its shareholders after deducting amounts attributable to the minority interests and before deductions for the (i) amortization of property management agreements and excess purchase cost over net assets acquired and (ii) environmental cost. FFO is presented because many analysts consider FFO to be one measure of the performance of the Company and it is used in certain aspects of the terms of the Class B Common Stock. FFO does not take into consideration scheduled principal payments on debt, capital improvements distributions and other obligations of the Company. Accordingly, FFO is not a substitute for the Company's cash flow or net income as a measure of the Company's liquidity or operating performance or ability to pay distributions.

[/FN]

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

     As noted above, the historical operations do not fully reflect significant transactions which occurred during 1994 and 1995. The following table summarizes historical and unaudited pro forma operating data assuming that significant transactions (described below) were completed at the beginning of 1994:

                                                                For the Year Ended December 31,
                                               ------------------------------------------------------------------
                                                  Pro forma (unaudited)                  Historical
                                                ------------------------     -------------------------------------

                                                1995                         1995           1994             1993
                                                ----                         ----           ----             ----
                                                                 (in thousands, except per share data)


Rental income                                 $229,026                     $202,134      $141,845         $109,203
Equity in earnings of real estate entities      20,769                        3,763             -                -
 Facility management fee                        13,708                        2,144             -                -
Interest and other income                        4,573                        4,609         5,351            5,477
                                                 -----                        -----         -----            -----
                                               268,076                      212,650       147,196          114,680
                                               -------                      -------       -------          -------

Cost of operations                              70,158                       72,247        52,816           42,116
Cost of facility management                      4,766                          452             -                -
Depreciation and amortization                   53,727                       40,760        28,274           24,998
General and administrative                       5,319                        3,982         2,631            2,541
Environmental costs                              2,741                        2,741             -                -
Advisory fee                                         -                        6,437         4,983            3,619
Interest expense                                15,930                        8,508         6,893            6,079
                                                ------                        -----         -----            -----
                                               152,641                      135,127        95,597           79,353
                                               -------                      -------        ------           ------

     Income before gain on disposition of
      real estate and minority interest        115,435                       77,523        51,599           35,327

Minority interest in income                     (6,992)                      (7,137)       (9,481)          (7,291)
                                                ------                       ------        ------           ------

Net income                                    $108,443                      $70,386       $42,118          $28,036
                                              ========                      =======       =======          =======

Weighted average common shares                  71,736                       41,171        24,077           17,558
                                                ======                       ======        ======           ======

Earnings per common share                        $1.05                        $0.95         $1.05            $0.98
                                                 =====                        =====         =====            =====


     The pro forma financial data for during 1995 has been prepared assuming (i) the issuance of preferred and Common Stock 1995 (with the exception of the Series G Preferred Stock which was issued on December 13, 1995) and the utilization of the proceeds therefrom, (ii) the merger transactions with affiliated REITs during 1995, and (iii) the PSMI Merger, were each completed at the beginning of 1995. Pro forma adjustments were made by management based upon available information and upon certain assumptions that the Company believes are reasonable in the circumstances. The pro forma financial data does not purport to represent what the Company's results of operations would actually have been if the transactions in fact had occurred at the beginning of 1995 or to project the Company's results of operations for any future date or period.

HISTORICAL RESULTS OF OPERATIONS
- --------------------------------

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


 (a) Included in cost of operations are property management fees totaling $10,232,000, $8,355,000, and $6,411,000 for 1995, 1994 and 1993,
     respectively. For financial statement purposes, property management fees from the period from November 16, 1995 through December 31, 1995 (the period the Company became self-managed) totaling $1,456,000 have been reclassified as a reduction to "Property management fees."
[/FN]


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


     ENVIRONMENTAL COSTS: The Company's policy is to accrue environmental assessments and/or remediation cost when it is probable that such efforts will be required and the related costs can reasonably be estimated. The majority of the Company's real estate facilities were acquired prior to the time when it was customary to conduct environmental assessments. During 1995, the Company and the Consolidated Partnerships conducted independent environmental investigations of their real estate facilities. As a result of these investigations, the Company has recorded an amount which, in management's best estimate, will be sufficient to satisfy anticipated costs of known remediation requirements. During the fourth quarter of 1995, the Company accrued $2,741,000 ($0.06 and $0.08 per common share for the fourth quarter of 1995 and fiscal 1995, respectively,) for estimated environmental remediation costs. Although there can be no assurance, the Company is not aware of any environmental contamination of any of its facilities which individually or in the aggregate would be material to the Company's overall business, financial condition, or results of operations.


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

LIQUIDITY AND CAPITAL RESOURCES
- -------------------------------

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


     Total FFO increased to $105,086,000 for the year ended December 31, 1995 compared to $56,143,000 in 1994 and $35,830,000 in 1993. FFO applicable to the common shareholders (after deducting preferred stock dividends) increased to $73,962,000 for the year ended December 31, 1995 compared to $39,297,000 in 1994 and $24,942,000 in 1993. FFO means net income (loss) (computed in accordance with GAAP) before (i) gain (loss) on early extinguishment of debt, (ii) minority interest in income and (iii) gain (loss) on disposition of real estate, adjusted as follows: (i) plus depreciation and amortization (including the Company's pro-rata share of depreciation and amortization of unconsolidated equity interests and amortization of assets acquired in the PSMI Merger, including property management agreements and goodwill), and (ii) less FFO attributable to minority interest. FFO is a supplemental performance measure for equity REITs as defined by the National Association of Real Estate Investment Trusts, Inc. ("NAREIT"). The NAREIT definition does not specifically address the treatment of minority interest in the determination of FFO or the treatment of the amortization of property management agreements and goodwill. In the case of the Company, FFO represents amounts attributable to its shareholders after deducting amounts attributable to the minority interests and before deductions for (i) the amortization of property management agreements and goodwill and (ii) the environmental accrual. FFO is presented because many industry analysts consider FFO to be one measure of the performance of the Company and it is used in establishing the terms of the Class B Common Stock. FFO does not take into consideration capital improvements, scheduled principal payments on debt, distributions and other obligations of the Company. Accordingly, FFO is not a substitute for the Company's cash flow or net income (as discussed above) as a measure of the Company's liquidity or operating performance.


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



ITEM 9.  DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
         ----------------------------------------------------
     Not applicable.

                                    PART III
                                    --------


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
         --------------------------------------------------

     Incorporated  by reference  herein is the  information set forth under this item in the Company's Form 10-K/A Amendment No. 1 dated Aptril 29, 1996.



ITEM 11. EXECUTIVE COMPENSATION
         ----------------------

     Incorporated  by reference  herein is the  information set forth under this item in the Company's Form 10-K/A Amendment No. 1 dated Aptril 29, 1996.



ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
         --------------------------------------------------------------

     Incorporated  by reference  herein is the  information set forth under this item in the Company's Form 10-K/A Amendment No. 1 dated Aptril 29, 1996.



ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
         ----------------------------------------------
     Incorporated by reference herein is the information set forth under this in the Company's Form 10-K/A Amendment No. 1 dated Aptril 29, 1996.

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

                                           PUBLIC STORAGE, INC.

Date: May 14, 1996                      By:  /s/ Ronald L. Havner, Jr.
      ---------------                        -------------------------------
                                             Ronald L. Havner, Jr. President
                                             Senior Vice President and
                                             Chief Financial Officer
                                             (principal financial officer)

                                         By:  /s/ John Reyes
                                             -------------------------------
                                             John Reyes
                                             Vice President and
                                             Controller
                                             (principal accounting officer)

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


     Environmental costs
     -------------------
     The Company's policy is to accrue environmental assessments and/or remediation cost when it is probable that such efforts will be required and the related costs can be reasonably estimated. The majority of the Company's real estate facilities were acquired prior to the time that it was customary to conduct environmental assessments. During 1995, the Company and the Consolidated Partnerships conducted independent environmental investigations of their real estate facilities. As a result of these investigations, the Company has recorded an amount which, in management's best estimate and based upon independent analysis, will be sufficient to satisfy anticipated costs of known remediation requirements. During the fourth quarter of 1995, the Company accrued $2,741,000 for estimated environmental remediation costs. Similar to the Company, real estate entities in which the Company accounts for using the equity method recorded environmental accruals at the end of 1995. The Company's pro rata share, based on its ownership interest, totaled $510,000 and is included in "Equity in earnings of real estate entities." As a result of these accruals, net income per common share was reduced by approximately $0.06 and $0.08 for the fourth quarter of 1995 and fiscal 1995, respectively. Although there can be no assurance, the Company is not aware of any environmental contamination of any of its facilities which individually or in the aggregate would be material to the Company's overall business, financial condition, or results of operations.

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


     Financial instruments
     ---------------------
     The carrying amount of cash and cash equivalents and mortgage notes receivable approximates fair value because with respect to cash and cash equivalents maturities are less than three months and with respect to the mortgage notes receivable interest rates approximate market rates for the type of real estate securing such loans. The market value of the Company's fixed rate long-term debt is estimated using discounted cash flow analyses based on incremental borrowing rates the Company believes it could obtain with similar terms and maturities.


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

11. Shareholders' equity
    --------------------
     Preferred Stock
     ---------------
     At December 31, 1995 and 1994, the Company had the following series of Preferred Stock outstanding:

                                                           Shares Outstanding                    Carrying Amount
                                                       -----------------------------        ----------------------------
                                         Dividend       December 31,     December 31,       December 31,     December 31,
                Series                      Rate            1995             1994               1995             1994
- ----------------------------------       --------       -----------      -----------        -----------       ----------

Series A                                    10.000%       1,825,000        1,825,000        $  45,625,000    $ 45,625,000
Series B                                     9.200%       2,386,000        2,386,000           59,650,000      59,650,000
Series C                                 Adjustable       1,200,000        1,200,000           30,000,000      30,000,000
Series D                                     9.500%       1,200,000        1,200,000           30,000,000      30,000,000
Series E                                    10.000%       2,195,000                -           54,875,000               -
Series F                                     9.750%       2,300,000                -           57,500,000               -
Series G                                     8.875%           6,900                -          172,500,000               -
                                                         ----------        ---------          -----------     -----------
  Total Senior Preferred Stock                           11,112,900        6,611,000          450,150,000     165,275,000
                                                         ----------        ---------          -----------     -----------


Convertible                                   8.25%       2,300,000        2,300,000           57,500,000      57,500,000
Mandatory Convertible Participating        Variable          31,200                -           28,470,000               -
                                                         ----------        ---------          -----------     -----------
  Total Convertible Preferred Stock                       2,331,200        2,300,000           85,970,000      57,500,000
                                                         ----------        ---------          -----------     -----------

                                                         13,444,100        8,911,000         $536,120,000    $222,775,000
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

     Except under certain conditions relating to the Company's qualification as a REIT, the Senior Preferred Stock and Convertible Preferred Stock are not redeemable prior to the following dates: Series A - September 30, 2002, Series B
- - March 31, 2003, Series C - June 30, 1999, Series D - September 30, 2004, Series E - January 31, 2005, Series F - April 30, 2005, Series G - December 31, 2000 Series H - January 31, 2001. On or after the respective dates, each of the series of Senior Preferred Stock will be redeemable at the option of the Company, in whole or in part, at $25 per share, plus accrued and unpaid dividends. On or after July 1, 1998, the Convertible Stock will be redeemable for shares of the Company's common stock at the option of the Company, in whole or in part, at a redemption price of 1.6835 shares of common stock for each share of Convertible Stock (subject to adjustment in certain circumstances), if for 20 trading days within any period of 30 consecutive trading days (including the last trading day of such period), the closing price of the common stock on its principal trading market exceeds $14.85 per share (subject to adjustment in certain circumstances). The Convertible Preferred Stock is not redeemable for cash.

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

                           PUBLIC STORAGE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 1995

Common stock
- ------------
     During 1995, 1994 and 1993, the Company issued shares of its common stock as follows:

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


     Dividends with respect to the Series E, F and G Preferred Stock which were issued during 1995 are pro-rated from the date issued through December 31, 1995. Annual distribution requirements with respect to each of these series and the Series H, which was issued in January 1996, are: Series E - $5,488,000, Series F
- - $5,606,000, Series G - $15,309,000, and Series H - $14,259,000.

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
                                          ========        =========        =========         ========


     The three months ended December 31, 1995 reflects the effects of the PSMI Merger. In addition, during the fourth quarter of 1995, the Company accrued for certain environmental costs (Note 2). As result, net income was reduced by approximately $3,251,000 for each of the fourth quarter of 1995 and fiscal 1995 ($0.06 and $0.08 per commmon share, respectively).

                              PUBLIC STORAGE, INC.
                           SCHEDULE III - REAL ESTATE
                          AND ACCUMULATED DEPRECIATION



                                                              INITIAL COST
                                                          ------------------------      COSTS
  DATE                                                                  BUILDING &   SUBSEQUENT TO
ACQUIRED     DESCRIPTION                 ENCUMBRANCES      LAND       IMPROVEMENTS   ACQUISITION
- -------- ------------------------------- ------------  -----------  --------------  --------------

MINI-WAREHOUSES
1/1/81    Newport News/Jefferson AvenueI  $1,059,000      $108,000     $1,071,000     $321,000
1/1/81    Virginia Beach/Diamond Springs   1,153,000       186,000      1,094,000      313,000
8/1/81    San Jose/Snell                           -       312,000      1,815,000      164,000
10/1/81   Tampa/Lazy Lane                          -       282,000      1,899,000      413,000
11/1/81   Hayward/Whipple                          -       463,000      1,970,000      213,000
6/1/82    San Jose/Tully I                 1,481,000       645,000      1,579,000      324,000
6/1/82    San Carlos/Storage               1,807,000       780,000      1,387,000      321,000
6/1/82    Mountain View                    2,548,000     1,179,000      1,182,000      372,000
6/1/82    Cupertino/Storage                1,998,000       572,000      1,270,000      283,000
10/1/82   Sorrento Valley                  1,839,000     1,002,000      1,343,000      110,000
10/1/82   Northwood                        2,735,000     1,034,000      1,522,000       94,000
3/1/85    Houston/Westheimer                 885,000       850,000      1,179,000      581,000
3/3/86    Tampa/56Th                         781,000       450,000      1,360,000      263,000
12/31/86  Monrovia/Myrtle Avenue           2,064,000     1,149,000      2,446,000      111,000
12/31/86  Chatsworth/Topanga               1,361,000     1,447,000      1,243,000      154,000
12/31/86  Houston/Larkwood                   454,000       246,000        602,000      242,000
12/31/86  Northridge                       3,108,000     3,624,000      1,922,000      219,000
12/31/86  Santa Clara/Duane                1,278,000     1,950,000      1,004,000      230,000
12/31/86  Oyster Point                             -     1,569,000      1,490,000      205,000
12/31/86  Walnut A                                 -       767,000        613,000      104,000
6/7/88    Mesquite/Sorrento Drive                  -       928,000      1,011,000      546,000
3/1/92    Dallas/Walnut St.                        -       537,000      1,008,000      105,000
5/1/92    Camp Creek                               -       576,000      1,075,000       50,000
8/1/92    Tampa/N.Dale Mabry                       -       809,000      1,537,000       92,000
9/1/92    Orlando/W. Colonial                      -       368,000        713,000       32,000
9/1/92    Jacksonville/Arlington                   -       554,000      1,065,000       50,000
10/1/92   Stockton/Mariners                        -       380,000        730,000       16,000
1/1/92    Costa Mesa Ii                            -       533,000        980,000      545,000
11/18/92  Virginia Beach/General Booth Blvd        -       599,000      1,119,000       45,000
1/1/93    Redwood City/Storage                     -       907,000      1,684,000      102,000
1/1/93    City Of Industry                         -     1,611,000      2,991,000      347,000
1/1/93    San Jose/Felipe Ii                       -     1,124,000      2,088,000       97,000
1/1/93    Baldwin Park/Garvey Ave                  -       840,000      1,561,000       53,000
3/19/93   Westminister/W. 80Th                     -       840,000      1,586,000       47,000
5/13/93   Austin/N. Lamar                          -       919,000      1,695,000       53,000
7/16/93   Austin/So. Congress Ave                  -       777,000      1,445,000      132,000
6/10/93   Citrus Heights/Sylvan Road               -       438,000        822,000       72,000
5/28/93   Jacksonville/Phillips Hwy.               -       406,000        771,000       36,000
5/28/93   Tampa/Nebraska Avenue                    -       550,000      1,043,000       22,000
4/26/93   Costa Mesa/Newport                 977,000     2,141,000      3,989,000       64,000
6/9/93    Calabasas/Ventura Blvd.                  -     1,762,000      3,269,000       88,000
6/9/93    Carmichael/Fair Oaks                     -       573,000      1,052,000       24,000
6/9/93    Santa Clara/Duane Ii                     -       454,000        834,000        7,000
6/25/93   Trenton/Allen Road                       -       623,000      1,166,000       54,000

                              PUBLIC STORAGE, INC.
                           SCHEDULE III - REAL ESTATE
                          AND ACCUMULATED DEPRECIATION



                                                              INITIAL COST
                                                          ------------------------      COSTS
  DATE                                                                  BUILDING &   SUBSEQUENT TO
ACQUIRED     DESCRIPTION                 ENCUMBRANCES      LAND       IMPROVEMENTS   ACQUISITION
- -------- ------------------------------- ------------  -----------  --------------  --------------

6/30/93   Los Angeles/W.Jefferson Blvd             -     1,085,000      2,017,000        9,000
8/13/93   So. Brunswick/Highway 1                  -     1,076,000      2,033,000       93,000
8/11/93   Atlanta/Northside                        -     1,150,000      2,149,000       28,000
8/11/93   Smyrna/Rosswill Rd                       -       446,000        842,000       20,000
8/1/93    Gaithersburg/E. Diamond            630,000       602,000      1,139,000       66,000
8/31/93   Austin/N. Lamar Iv                       -       502,000        941,000       25,000
10/1/93   Denver/Federal Blvd                      -       875,000      1,633,000        8,000
10/1/93   Citrus Heights                           -       527,000        987,000        3,000
10/1/93   Lakewood/6Th Ave                         -       798,000      1,489,000       15,000
11/3/93   Upland/S. Euclid Ave.                    -       431,000        807,000      286,000
10/27/93  Houston/S. Shaver St                     -       481,000        896,000       45,000
12/9/93   Salt Lake City                   1,280,000       765,000      1,422,000      146,000
12/16/93  West Valley City                         -       683,000      1,276,000       39,000
11/16/93  Norcross/Jimmy Carter                    -       627,000      1,167,000       37,000
11/16/93  Seattle/13Th                     1,622,000     1,085,000      2,015,000      211,000
12/21/93  Pinellas Park/34Th St. W                 -       607,000      1,134,000       67,000
1/21/94   Herndon/Centreville Road                 -     1,584,000      2,981,000       31,000
12/28/93  New Orleans/S. Carrollton Ave            -     1,575,000      2,941,000       41,000
12/29/93  Orange/Main Ii                           -     1,238,000      2,317,000    1,228,000
12/29/93  Sunnyvale/Wedell                         -       554,000      1,037,000      592,000
12/29/93  El Cajon/Magnolia                        -       421,000        791,000      412,000
12/29/93  Orlando/S. Semoran Blvd.                 -       462,000        872,000      485,000
12/29/93  Tampa/W. Hillsborough Ave                -       352,000        665,000      299,000
12/29/93  Irving/West Loop 12                      -       341,000        643,000       56,000
12/29/93  Fullerton/W. Commonwealth                -       904,000      1,687,000      890,000
12/29/93  N. Lauderdale/Mcnab Rd                   -       628,000      1,182,000      584,000
12/29/93  Los Alimitos/Cerritos                    -       695,000      1,299,000      617,000
12/29/93  Frederick/Prospect Blvd.                 -       573,000      1,082,000      421,000
12/29/93  Indianapolis/E. Washington               -       403,000        775,000      341,000
12/29/93  Gardena/Western Ave.                     -       552,000      1,035,000      478,000
12/29/93  Palm Bay/Bobcock Street                  -       409,000        775,000      396,000
1/10/94   Hialeah/W. 20Th Ave.                     -     1,855,000      3,497,000       43,000
1/12/94   Sunnyvale/N. Fair Oaks Ave               -       689,000      1,285,000      234,000
1/12/94   Honolulu/Iwaena                          -     1,182,000      2,200,000      437,000
1/12/94   Miami/Golden Glades                      -       579,000      1,081,000      224,000
2/8/94    Las Vegas/S. Martin Luther King Blvd.    -     1,383,000      2,592,000      854,000
2/28/94   Arlingtn/Old Jefferson Davis Hwy         -       735,000      1,399,000       41,000
3/8/94    Beaverton/Sw Barnes Road                 -       942,000      1,810,000       37,000
3/31/94   Hypoluxo                                 -       735,000      1,404,000      568,000
3/21/94   Austin/Arboretum                         -       473,000        897,000       30,000
3/25/94   Tinton Falls/Shrewsbury Ave              -     1,074,000      2,033,000       85,000
3/25/94   East Brunswick/Milltown Road             -     1,282,000      2,411,000       76,000
3/25/94   Mercerville/Quakerbridge Road            -     1,109,000      2,111,000       25,000
4/26/94   No. Highlands/Roseville Road             -       980,000      1,835,000       44,000
5/12/94   Fort Pierce/Okeechobee Road              -       438,000        842,000       29,000

                              PUBLIC STORAGE, INC.
                           SCHEDULE III - REAL ESTATE
                          AND ACCUMULATED DEPRECIATION




                                                              INITIAL COST
                                                          ------------------------      COSTS
  DATE                                                                  BUILDING &   SUBSEQUENT TO
ACQUIRED     DESCRIPTION                 ENCUMBRANCES      LAND       IMPROVEMENTS   ACQUISITION
- -------- ------------------------------- ------------  -----------  --------------  --------------

6/9/94    Chattanooga/Brainerd Road                -       613,000      1,170,000       31,000
6/9/94    Chattanooga/Ringgold Road                -       761,000      1,433,000       43,000
5/24/94   Hempstead/Peninsula Blvd.        3,367,000     2,053,000      3,832,000       51,000
5/24/94   La/Huntington                            -       483,000        905,000        3,000
6/23/94   Las Vegas/Tropicana Ii                   -       750,000      1,408,000       39,000
6/23/94   Henderson/Green Valley Pkwy              -     1,047,000      1,960,000       54,000
6/18/94   Las Vegas/S. Valley View Blvd            -       837,000      1,571,000       42,000
6/24/94   Las Vegas/N. Lamb Blvd.                  -       869,000      1,629,000       53,000
6/30/94   Birmingham/W. Oxmoor Road                -       532,000      1,004,000      166,000
7/20/94   Milpitas/Dempsey Road                    -     1,260,000      2,358,000       78,000
9/15/94   Huntsville/Old Monrovia Road             -       613,000      1,157,000       41,000
9/27/94   West Haven/Bull Hill Lane                -       455,000        873,000       37,000
3/2/95    Everett/Highway 99                       -       859,000      2,022,000       76,000
3/2/95    Burien/1St Ave South                     -       763,000      1,783,000       89,000
3/2/95    Kent/South 238Th Street                  -       763,000      1,783,000       56,000
10/13/94  Davie/State Road 84                      -       744,000      1,467,000      756,000
10/7/94   Alcoa/Airport Plaza Drive                -       543,000      1,017,000       20,000
10/13/94  Carrollton/Marsh Lane                    -       770,000      1,437,000    1,229,000
10/31/94  Sherman Oaks/Van Nuys Blvd               -     1,278,000      2,461,000       20,000
12/19/94  Salt Lake City/West North Temple         -       490,000        917,000       42,000
5/1/95    Sandy/S. State Street                    -     1,043,000      2,442,000       73,000
8/17/94   New Orleans/I-10                         -       784,000      1,470,000       18,000
8/17/94   Beaverton/S.W. Denny Road                -       663,000      1,245,000       10,000
8/17/94   Irwindale/Central Ave.                   -       674,000      1,263,000        4,000
8/17/94   Suitland/St. Barnabas Rd                 -     1,530,000      2,913,000        1,000
8/17/94   North Brunswick/How Lane                 -     1,238,000      2,323,000        7,000
8/17/94   Lombard/64Th                             -       847,000      1,583,000       11,000
8/17/94   Alsip/27Th                               -       406,000        765,000        7,000
1/24/95   Nashville/Elm Hill                       -       338,000        791,000      137,000
1/23/95   North Bergen/Tonne                       -     1,564,000      3,772,000       15,000
1/23/95   San Leandro/Hesperian                    -       734,000      1,726,000        5,000
9/30/94   San Francisco/Marin St.                  -     1,227,000      2,339,000    1,070,000
2/3/95    Reno/S. Mccarron Blvd                    -     1,080,000      2,537,000       39,000
1/5/95    Pantego/West Park                        -       315,000        735,000       20,000
1/12/95   Roswell/Alpharetta                       -       423,000        993,000       29,000
9/30/94   Baltimore/Hillen Street                  -       580,000      1,095,000        4,000
9/30/94   San Francisco/10Th & Howard              -     1,423,000      2,668,000        5,000
9/30/94   Montebello/E. Whittier                   -       383,000        732,000        5,000
9/6/95    Darien/Frontage Road                     -       975,000      2,321,000            -
1/4/95    Chula Vista/Main Street                  -       735,000      1,802,000            -
8/11/95   Studio City/Ventura                      -     1,285,000      3,015,000      (2,000)
12/30/94  Apple Valley/Foliage Ave                 -       910,000      1,695,000       43,000
9/30/94   Arlington/Collins                        -       228,000        435,000       24,000
9/30/94   Miami/S.W. 119Th Ave                     -       656,000      1,221,000        3,000

                              PUBLIC STORAGE, INC.
                           SCHEDULE III - REAL ESTATE
                          AND ACCUMULATED DEPRECIATION




                                                              INITIAL COST
                                                          ------------------------      COSTS
  DATE                                                                  BUILDING &   SUBSEQUENT TO
ACQUIRED     DESCRIPTION                 ENCUMBRANCES      LAND       IMPROVEMENTS   ACQUISITION
- -------- ------------------------------- ------------  -----------  --------------  --------------

9/30/94   Blackwood/Erial Road                     -       774,000      1,437,000        7,000
9/30/94   Concord/Monument                         -     1,092,000      2,027,000       26,000
9/30/94   Rochester/Lee Road                       -       469,000        871,000        9,000
9/30/94   Houston/Bellaire                         -       623,000      1,157,000       10,000
9/30/94   Austin/Lamar Blvd I                      -       781,000      1,452,000        6,000
9/30/94   Milwaukee/Lovers Lane Rd                 -       469,000        871,000        8,000
9/30/94   Monterey/Del Rey Oaks                    -     1,342,000      2,501,000       14,000
9/30/94   St. Petersburg/66Th St.                  -       427,000        793,000       19,000
9/30/94   Dayton Bch/N. Nova Road                  -       396,000        735,000        2,000
9/30/94   Maple Shade/Route 38                     -       994,000      1,846,000       16,000
9/30/94   Marlton/Route 73 N.                      -       938,000      1,742,000       13,000
9/30/94   Naperville/E. Ogden Ave                  -       683,000      1,268,000       20,000
9/30/94   Long Beach/South Street                  -     1,778,000      3,307,000       38,000
9/30/94   Aloha/S.W. Shaw                          -       805,000      1,495,000       23,000
9/30/94   Alexandria/S. Pickett                    -     1,550,000      2,879,000       14,000
9/30/94   Houston/Highway 6 North                  -     1,120,000      2,083,000        7,000
9/30/94   San Antonio/Nacogdoches Rd               -       571,000      1,060,000        5,000
9/30/94   San Ramon/San Ramon Valley               -     1,530,000      2,840,000       14,000
9/30/94   San Rafael/Merrydale Rd                  -     1,705,000      3,165,000       46,000
9/30/94   San Antonio/Austin Hwy                   -       592,000      1,098,000        2,000
9/30/94   Sharonville/E. Kemper                    -       574,000      1,070,000            -
12/27/94  Knoxville/Chapman Highway                -       753,000      1,411,000       66,000
7/13/95   Tarzana/Burbank Blvd                     -     2,895,000      6,823,000            -
12/28/94  Milpitas/Watson Ii               2,461,000     1,575,000      2,925,000       37,000
12/28/94  Las Vegas/Jones Blvd             1,802,000     1,208,000      2,243,000       14,000
12/28/94  Venice/Guthrie                           -       578,000      1,073,000        9,000
5/3/95    Largo/Ulmerton Roa                       -       263,000        654,000            -
3/31/95   Cheverly/Central Ave                     -       911,000      2,164,000            -
5/25/95   Falls Church/Gallo                       -       350,000        835,000            -
5/8/95    Fairfield/Western Street                 -       439,000      1,030,000            -
5/8/95    Dallas/W. Mockingbird                    -     1,440,000      3,371,000            -
5/8/95    East Point/Lakewood                      -       884,000      2,071,000            -
6/12/95   Baltimore/Old Waterloo                   -       769,000      1,850,000            -
6/12/95   Pleasant Hill/Hookston                   -       766,000      1,848,000            -
6/12/95   Mountain View/Old Middlefield            -     2,095,000      4,913,000            -
11/16/95  Palm Beach Gardens                       -       657,000      1,540,000            -
11/16/95  Delray Beach                             -       600,000      1,407,000            -
6/30/95   San Jose/Blossom Hill                    -     1,467,000      3,444,000            -
6/30/95   Fairfield/Kings Highway                  -     1,811,000      4,273,000            -
6/30/95   Pacoima/Paxton Street            1,588,000       840,000      1,976,000            -
8/12/95   Smyrna/Hargrove Road                     -     1,020,000      3,038,000            -
7/31/95   Orlando/Lakehurst                1,127,000       450,000      1,063,000            -

                              PUBLIC STORAGE, INC.
                           SCHEDULE III - REAL ESTATE
                          AND ACCUMULATED DEPRECIATION




                                                              INITIAL COST
                                                          ------------------------      COSTS
  DATE                                                                  BUILDING &   SUBSEQUENT TO
ACQUIRED     DESCRIPTION                 ENCUMBRANCES      LAND       IMPROVEMENTS   ACQUISITION
- -------- ------------------------------- ------------  -----------  --------------  --------------

7/31/95   Livermore/Portola                1,513,000       921,000      2,157,000            -
7/31/95   San Jose/Tully Ii                1,870,000       912,000      2,137,000            -
7/31/95   Mission Bay                      4,642,000     1,617,000      3,785,000            -
7/31/95   Las Vegas/Decatur                1,530,000     1,147,000      2,697,000            -
7/31/95   Pleasanton/Stanley               3,340,000     1,624,000      3,811,000            -
7/31/95   Castro Valley/Grove                807,000       757,000      1,772,000            -
7/31/95   Honolulu/Kaneohe                 2,527,000     1,215,000      2,846,000            -
7/31/95   Chicago/Wabash Ave               1,852,000       645,000      1,535,000            -
7/31/95   Springfield/Parker               2,254,000       765,000      1,834,000            -
7/31/95   Huntington Bch/Gotham            1,915,000       765,000      1,808,000            -
8/1/95    Gresham/Division                         -       607,000      1,428,000            -
8/1/95    Tucker/Lawrenceville                     -       600,000      1,405,000            -
8/1/95    Decatur/Covington                        -       720,000      1,694,000            -
7/31/95   Tucker/Lawrenceville                     -       630,000      1,480,000            -
7/31/95   Marietta/Canton Road                     -       600,000      1,423,000            -
7/31/95   Wheeling/Hintz                     586,000       450,000      1,054,000            -
9/1/95    Hayward/Mission Blvd                     -     1,020,000      2,383,000            -
9/1/95    Park City/Belvider               1,244,000       600,000      1,405,000            -
9/1/95    New Castle/Dupont Parkway        1,852,000       990,000      2,369,000            -
9/1/95    Las Vegas/Rainbow                1,865,000     1,050,000      2,459,000            -
9/1/95    Mountain View/Reng               1,797,000       945,000      2,216,000            -
9/1/95    Venice/Cadillac                          -       930,000      2,182,000            -
2/28/95   Decatur/Flat Shoal                       -       970,000      2,288,000            -
2/28/95   Smyrna/S. Cobb                           -       663,000      1,559,000            -
2/28/95   Downey/Bellflower                        -       916,000      2,158,000            -
2/28/95   Vallejo/Lincoln                          -       445,000      1,052,000            -
2/28/95   Lynnwood/180Th St                        -       516,000      1,205,000            -
2/28/95   Kent/Pacific Hwy                         -       728,000      1,711,000            -
2/28/95   Kirkland                                 -     1,254,000      2,932,000            -
2/28/95   Federal Way/Pacific                      -       785,000      1,832,000            -
2/28/95   Tampa/S. Dale                            -       791,000      1,852,000            -
2/28/95   Burlingame/Adrian Rd                     -     2,280,000      5,349,000            -
2/28/95   Miami/Cloverleaf                         -       606,000      1,426,000            -
2/28/95   Pinole/San Pablo                         -       639,000      1,502,000            -
2/28/95   South Gate/Firesto                       -     1,442,000      3,449,000            -
2/28/95   San Jose/Mabury                          -       892,000      2,088,000            -
2/28/95   La Puente/Valley Blvd                    -       591,000      1,390,000            -
2/28/95   San Jose/Capitol E                       -     1,215,000      2,852,000            -
2/28/95   Milwaukie/40Th Street                    -       579,000      1,368,000            -
2/28/95   Portland/N. Lombard                      -       812,000      1,900,000            -
2/28/95   Miami/Biscayne                           -     1,313,000      3,076,000            -
2/28/95   Chicago/Clark Street                     -       442,000      1,031,000            -
2/28/95   Palatine/Dundee                          -       698,000      1,643,000            -
2/28/95   Williamsville/Transit                    -       284,000        670,000            -
2/28/95   Amherst/Sheridan                         -       484,000      1,151,000            -

                              PUBLIC STORAGE, INC.
                           SCHEDULE III - REAL ESTATE
                          AND ACCUMULATED DEPRECIATION




                                                              INITIAL COST
                                                          ------------------------      COSTS
  DATE                                                                  BUILDING &   SUBSEQUENT TO
ACQUIRED     DESCRIPTION                 ENCUMBRANCES      LAND       IMPROVEMENTS   ACQUISITION
- -------- ------------------------------- ------------  -----------  --------------  --------------

2/28/95   Milwaukie I/Se                           -       597,000      1,464,000            -
9/1/95    Simi Valley/Los Angeles                  -     1,590,000      3,724,000            -
9/1/95    Spring Valley/Foreman                    -     1,095,000      2,572,000            -
9/30/95   Van Nuys/Balboa Blvd                     -     1,920,000      4,504,000        4,000
10/31/95  San Lorenzo/Hesperian            3,993,000     1,590,000      3,716,000            -
10/31/95  Chicago/W. 47Th Street                   -       300,000        708,000            -
10/31/95  Los Angeles/Eastern                      -       455,000      1,070,000            -
6/30/95   Portland/Prescott                        -       647,000      1,509,000            -
6/30/95   St. Petersburg                           -       352,000        827,000            -
6/30/95   Dallas/Audelia Road                      -       677,000      1,579,000            -
6/30/95   Miami Gardens                            -       823,000      1,929,000            -
6/30/95   Grand Prairie/19Th                       -       566,000      1,329,000            -
6/30/95   Joliet/Jefferson Street                  -       501,000      1,181,000            -
6/30/95   Bridgeton/Pennridge                      -       283,000        661,000            -
6/30/95   Portland/S.E.92Nd                        -       638,000      1,497,000            -
6/30/95   Houston/S.W. Freeway                     -       537,000      1,254,000            -
6/30/95   Milwaukee/Brown                          -       358,000        849,000            -
6/30/95   Orlando/W. Oak Ridge                     -       698,000      1,642,000            -
6/30/95   Lauderhill/State Road                    -       644,000      1,508,000            -
6/30/95   Orange Park/Blanding Blvd                -       394,000        918,000            -
6/30/95   St. Petersburg/Joe'S Creek               -       704,000      1,642,000            -
6/30/95   St. Louis/Page Service Drive             -       531,000      1,241,000            -
6/30/95   Independence/E. 42Nd                     -       438,000      1,023,000            -
6/30/95   Cherry Hill/Dobbs Lane                   -       716,000      1,676,000            -
6/30/95   Edgewater Park/Route 130                 -       683,000      1,593,000            -
6/30/95   Beaverton/S.W. 110                       -       572,000      1,342,000            -
6/30/95   Markham/W. 159Th Place                   -       230,000        539,000            -
6/30/95   Houston/N.W. Freeway                     -       447,000      1,066,000            -
6/30/95   Portland/Gantenbein                      -       537,000      1,262,000            -
6/30/95   Upper Chichester/Market St.              -       569,000      1,329,000            -
6/30/95   Fort Worth/Hwy 80                        -       379,000        891,000            -
6/30/95   Greenfield/S. 108Th                      -       728,000      1,707,000            -
6/30/95   Dallas/Audelia Road                      -       489,000      1,146,000            -
6/30/95   Cerritos/Edwards Road                    -       516,000      1,265,000            -
6/30/95   Milwaukie 11/Se International Way        -       411,000        999,000            -
6/30/95   Altamonte Springs                        -       566,000      1,326,000            -
6/30/95   East Hazel Crest/Halsted I               -       483,000      1,127,000            -
6/30/95   Seattle/Delridge Way                     -       760,000      1,779,000            -
6/30/95   Elmhurst/Lake Frontage Rd                -       748,000      1,758,000            -
6/30/95   Los Angeles/Beverly Blvd                 -       787,000      1,886,000            -
6/30/95   Lawrenceville/Brunswick                  -       841,000      1,961,000            -
6/30/95   Renton/Rainier                           -       295,000        698,000            -
6/30/95   Richmond/Carlson                         -       865,000      2,025,000            -

                              PUBLIC STORAGE, INC.
                           SCHEDULE III - REAL ESTATE
                          AND ACCUMULATED DEPRECIATION




                                                              INITIAL COST
                                                          ------------------------      COSTS
  DATE                                                                  BUILDING &   SUBSEQUENT TO
ACQUIRED     DESCRIPTION                 ENCUMBRANCES      LAND       IMPROVEMENTS   ACQUISITION
- -------- ------------------------------- ------------  -----------  --------------  --------------

6/30/95   Liverpool/Oswego Road                    -       545,000      1,279,000            -
6/30/95   Rochester/East Ave                       -       578,000      1,375,000            -
6/30/95   Pasadena/E. Beltway                      -       757,000      1,767,000            -
11/15/95  Costa Mesa - B                     532,000       522,000      1,218,000            -
11/15/95  Plano/E. 14Th                            -       705,000      1,646,000            -
11/15/95  Citrus Heights/Sunrise                   -       520,000      1,213,000            -
11/15/95  Modesto/Briggsmore Ave                   -       470,000      1,097,000            -
11/15/95  Camarillo/Ventura Blvd                   -       180,000        420,000            -
11/15/95  So San Francisco/Spruce             65,000     1,905,000      4,444,000            -
11/15/95  Pacheco/Buchanan Circle          4,166,000     1,681,000      3,951,000            -
1/1/83    Platte                                   -       409,000        953,000      122,000
5/1/83    Delta Drive                              -        67,000        481,000       94,000
12/1/82   Port/Halsey                              -       357,000      1,150,000    (476,000)
12/1/82   Sacto/Folsom                             -       396,000        329,000      406,000
12/1/83   Semoran                                  -       442,000      1,882,000      100,000
3/1/83    Blackwood                                -       213,000      1,559,000       97,000
10/1/83   Orlando J. Y. Parkway                    -       383,000      1,512,000      172,000
9/1/83    Southington                              -       124,000      1,233,000      171,000
4/1/83    Vailsgate                                -       103,000        990,000      180,000
6/1/83    Ventura                                  -       658,000      1,734,000       34,000
8/1/83    Southhampton                             -       331,000      1,738,000      377,000
9/1/83    Webster/Keystone                         -       449,000      1,688,000      386,000
9/1/83    Dover                                    -       107,000      1,462,000      249,000
9/1/83    Newcastle                                -       227,000      2,163,000      246,000
9/1/83    Newark                                   -       208,000      2,031,000      121,000
9/1/83    Langhorne                                -       263,000      3,549,000      165,000
9/1/83    Hobart                                   -       215,000      1,491,000      206,000
9/1/83    Ft. Wayne/W. Coliseum                    -       160,000      1,395,000       15,000
9/1/83    Ft. Wayne/Bluffton                       -        88,000        675,000       84,000
11/1/83   Webster/Nasa                             -     1,570,000      2,457,000      843,000
11/1/83   Aurora                                   -       505,000        758,000      172,000
11/1/83   Campbell                                 -     1,820,000      1,408,000    (749,000)
11/1/83   Col Springs/Ed  (Coulter)                -       471,000      1,640,000     (71,000)
11/1/83   Col Springs/Mv  (Coulter)                -       320,000      1,036,000       69,000
11/1/83   Thorton (Coulter)                        -       418,000      1,400,000     (13,000)
11/1/83   Oklahoma City   (Coulter)                -       454,000      1,030,000      559,000
11/1/83   Tucson (Coulter)                         -       343,000        778,000      416,000
12/1/83   Charlotte                                -       165,000      1,274,000      268,000
12/1/83   Greensboro/Market                        -       214,000      1,653,000      368,000
12/1/83   Greensboro/Electra                       -       112,000        869,000      207,000
12/1/83   Raleigh/Yonkers                          -       203,000        914,000      252,000
12/1/83   Columbia                                 -       171,000      1,318,000      398,000
12/1/83   Richmond                                 -       176,000      1,360,000      282,000
12/1/83   Augusta                                  -        97,000        747,000      195,000

                              PUBLIC STORAGE, INC.
                           SCHEDULE III - REAL ESTATE
                          AND ACCUMULATED DEPRECIATION




                                                              INITIAL COST
                                                          ------------------------      COSTS
  DATE                                                                  BUILDING &   SUBSEQUENT TO
ACQUIRED     DESCRIPTION                 ENCUMBRANCES      LAND       IMPROVEMENTS   ACQUISITION
- -------- ------------------------------- ------------  -----------  --------------  --------------

4/1/84    Providence                               -        92,000      1,087,000      219,000
1/24/85   Cranston                                 -       175,000        722,000      235,000
3/1/84    Marrietta/Cobb                           -        73,000        542,000      160,000
1/1/84    Fremont/Albrae                           -       636,000      1,659,000      336,000
1/1/84    Tacoma                                   -       553,000      1,173,000      272,000
1/1/84    Belton                                   -       175,000        858,000      344,000
1/1/84    Gladstone                                -       275,000      1,799,000      256,000
1/1/84    Hickman/112                              -       257,000      1,848,000      309,000
1/1/84    Holmes                                   -       289,000      1,333,000      181,000
1/1/84    Independence                             -       221,000      1,848,000      216,000
1/1/84    Merriam                                  -       255,000      1,469,000      200,000
1/1/84    Olathe                                   -       107,000        992,000      189,000
1/1/84    Shawnee                                  -       205,000      1,420,000      290,000
1/1/84    Topeka                                   -        75,000      1,049,000      162,000
2/1/84    Unicorn/Nkoxville                        -       662,000      1,887,000      278,000
2/1/84    Central/Knoxville                        -       449,000      1,281,000      169,000
3/1/84    Manassas                                 -       320,000      1,556,000      289,000
2/1/84    Pico Rivera                              -       743,000        807,000      256,000
5/1/84    Raleigh/Departure                        -       302,000      2,484,000      317,000
4/1/84    Milwaukie/Oregon                         -       289,000        584,000      188,000
7/1/84    Trevose/Old Lincoln                      -       421,000      1,749,000      267,000
5/1/84    Virginia Beach                           -       509,000      2,121,000      501,000
5/1/84    Philadelphia/Grant               2,260,000     1,041,000      3,262,000      350,000
6/1/84    Lorton                                   -       435,000      2,040,000      411,000
6/1/84    Baltimore                                -       382,000      1,793,000      491,000
6/1/84    Laurel                                   -       501,000      2,349,000      509,000
6/1/84    Delran                                   -       279,000      1,472,000      204,000
5/1/84    Garland                                  -       356,000        844,000      127,000
6/1/84    Orange Blossom                           -       226,000        924,000      158,000
6/1/84    Safe Place (Cincinatti)                  -       402,000      1,573,000      322,000
6/1/84    Safe Place (Florence)                    -       185,000        740,000      248,000
8/1/84    Medley                                   -       584,000      1,016,000      253,000
8/1/84    Oklahoma City                            -       340,000      1,310,000      319,000
8/1/84    Newport News                             -       356,000      2,395,000      367,000
9/1/84    Kaplan (Irving)                          -       677,000      1,592,000      275,000
9/1/84    Kaplan (Walnut Hill)                     -       971,000      2,359,000      434,000
9/1/84    Cockrell Hill                            -       380,000        913,000      927,000
11/1/84   Omaha                                    -       109,000        806,000      336,000
11/1/84   Manchester                               -       164,000      1,643,000      184,000
12/1/84   Austin (Ben White)                       -       325,000        474,000      174,000
12/1/84   Austin (Lamar)                           -       643,000        947,000      274,000
12/1/84   Pompano                                  -       399,000      1,386,000      378,000
12/1/84   Forth Worth                              -       122,000        928,000     (66,000)

                              PUBLIC STORAGE, INC.
                           SCHEDULE III - REAL ESTATE
                          AND ACCUMULATED DEPRECIATION




                                                              INITIAL COST
                                                          ------------------------      COSTS
  DATE                                                                  BUILDING &   SUBSEQUENT TO
ACQUIRED     DESCRIPTION                 ENCUMBRANCES      LAND       IMPROVEMENTS   ACQUISITION
- -------- ------------------------------- ------------  -----------  --------------  --------------

11/1/84   Hialeah                                  -       886,000      1,784,000      142,000
12/1/84   Montgomeryville                          -       215,000      2,085,000      209,000
12/1/84   Bossier City                             -       184,000      1,542,000      200,000
2/1/85    Simi Valley                              -       737,000      1,389,000      214,000
3/6/85    Chattanooga                              -       202,000      1,573,000      235,000
2/1/85    Hurst                                    -       231,000      1,220,000      131,000
3/1/85    Portland                                 -       285,000        941,000      166,000
5/3/85    Longwood                                 -       355,000      1,645,000      164,000
3/19/85   Fern Park                                -       144,000      1,107,000      142,000
3/14/85   Fairfield                                -       338,000      1,187,000      286,000
4/10/85   Laguna Hills                             -     1,224,000      3,303,000      274,000
7/11/85   Columbus (Morse Rd.)                     -       195,000      1,510,000      144,000
7/11/85   Columbus (Kenney Rd.)                    -       199,000      1,531,000      140,000
6/1/85    Columbus (Busch Blvd.)                   -       202,000      1,559,000      183,000
6/1/85    Columbus (Kinnear Rd.)                   -       241,000      1,865,000      170,000
6/7/85    Grove City/ Marlane Drive                -       150,000      1,157,000      153,000
6/7/85    Reynoldsburg                             -       204,000      1,568,000      171,000
6/1/85    Worthington                              -       221,000      1,824,000      174,000
7/11/85   Westerville                              -       199,000      1,517,000      182,000
6/1/85    Arlington                                -       201,000      1,497,000      178,000
7/11/85   Springfield                              -        90,000        699,000      117,000
7/11/85   Dayton (Executive Blvd.)                 -       144,000      1,108,000      241,000
7/11/85   Dayton (Needmore Road)                   -       160,000      1,207,000      225,000
7/11/85   Lilburn                                  -       331,000        969,000      106,000
4/18/85   Austin/ S. First                         -       778,000      1,282,000      152,000
4/18/85   Cincinnati/E. Kemper                     -       232,000      1,573,000      180,000
5/1/85    Cincinnati/Colerain                      -       253,000      1,717,000      217,000
5/1/85    Florence/Tanner Lane                     -       218,000      1,477,000      179,000
5/23/85   Tacoma/Phillips Rd.                      -       396,000      1,204,000      148,000
5/17/85   Milwaukie/Mcloughlin II                  -       458,000        742,000      253,000
7/11/85   San Diego/Kearney Mesa Rd                -       783,000      1,750,000      266,000
5/20/85   Manchester/S. Willow II                  -       371,000      2,129,000    (262,000)
6/1/85    N. Hollywood/Raymer                      -       967,000        848,000      227,000
7/12/85   Scottsdale/70th St                       -       632,000      1,368,000      176,000
7/26/85   Concord/Hwy 29                           -       150,000        750,000      176,000
10/1/85   N. Hollywood/Whitsett  (A)       1,818,000     1,524,000      2,576,000      193,000
10/1/85   Portland/SE 82nd St                      -       354,000        496,000      197,000
9/18/85   Madison/Copps Ave.                       -       450,000      1,150,000      275,000
9/25/85   Columbus/Sinclair                        -       307,000        893,000      118,000
9/12/85   Philadelphia/Tacony St                   -       118,000      1,782,000      132,000
11/1/85   Perrysburg/Helen Dr.                     -       110,000      1,590,000    (195,000)
10/3/85   Columbus/Ambleside                       -       124,000      1,526,000    (207,000)
11/1/85   Indianapolis/Pike Place                  -       229,000      1,531,000      154,000
11/1/85   Indianapolis/Beach Grove                 -       198,000      1,342,000      122,000
10/17/85  Hartford/Roberts                         -       219,000      1,481,000      251,000

                              PUBLIC STORAGE, INC.
                           SCHEDULE III - REAL ESTATE
                          AND ACCUMULATED DEPRECIATION




                                                              INITIAL COST
                                                          ------------------------      COSTS
  DATE                                                                  BUILDING &   SUBSEQUENT TO
ACQUIRED     DESCRIPTION                 ENCUMBRANCES      LAND       IMPROVEMENTS   ACQUISITION
- -------- ------------------------------- ------------  -----------  --------------  --------------

10/17/85  Wichita/S. Rock Rd.                      -       501,000      1,478,000     (89,000)
10/9/85   Wichita/E. Harry                         -       313,000      1,050,000    (138,000)
10/9/85   Wichita/S. Woodlawn                      -       263,000        905,000    (178,000)
10/9/85   Wichita/E. Kellogg                       -       185,000        658,000    (159,000)
10/9/85   Wichita/S. Tyler                         -       294,000      1,004,000     (15,000)
10/9/85   Wichita/W. Maple                         -       234,000        805,000    (210,000)
10/9/85   Wichita/Carey Lane                       -       192,000        674,000    (143,000)
10/9/85   Wichita/E. Macarthur                     -       220,000        775,000    (202,000)
10/9/85   Joplin/S. Range Line                     -       264,000        904,000     (79,000)
12/24/85  Milpitas                                 -     1,623,000      1,577,000      203,000
12/1/85   Pleasanton/Santa Rita (A)        2,215,000     1,226,000      2,078,000      193,000
7/1/88    Forth Wayne                              -       101,000      1,524,000     (24,000)
10/3/85   San Antonio/Wetmore Rd.                  -       306,000      1,079,000      354,000
10/3/85   San Antonio/Callaghan                    -       288,000      1,016,000      283,000
10/3/85   San Antonio/Zarzamora                    -       364,000      1,281,000      328,000
10/3/85   San Antonio/Hackberry                    -       388,000      1,367,000      307,000
10/3/85   San Antonio/Fredericksburg               -       287,000      1,009,000      297,000
10/3/85   Dallas/S. Wetmoreland                    -       474,000      1,670,000      135,000
10/3/85   Dallas/Alvin St.                         -       359,000      1,266,000      112,000
10/3/85   Forth Worth/W. Beach St.                 -       356,000      1,252,000      110,000
10/3/85   Forth Worth/E. Seminary                  -       382,000      1,346,000      119,000
10/3/85   Forth Worth/Cockrell St.                 -       323,000      1,136,000      116,000
11/7/85   Everett/Evergreen                        -       706,000      2,294,000      308,000
11/7/85   Seattle/Empire Way                       -     1,652,000      5,348,000      508,000
12/1/85   Amherst/Niagra Falls                     -       132,000        701,000      191,000
12/18/85  West Sams Blvd.                          -       164,000      1,159,000    (325,000)
3/11/86   Jacksonville/Wiley                       -       140,000        510,000      186,000
12/1/85   McArthur Rd.                             -       204,000      1,628,000      124,000
2/21/86   Costa Mesa/Pomona                        -     1,405,000      1,520,000      246,000
12/1/85   Brockton/Main                            -       153,000      2,020,000    (270,000)
1/1/86    Mapleshade/Rudderow                      -       362,000      1,811,000      198,000
1/1/86    Bordontown/Groveville                    -       196,000        981,000      117,000
12/31/85  Eatontown/Hwy 35                         -       308,000      4,067,000      336,000
3/3/86    Brea/Imperial Hwy                        -     1,069,000      2,165,000      302,000
12/1/85   Denver/Leetsdale                         -       603,000        847,000      177,000
2/1/86    Skokie/McCormick                         -       638,000      1,912,000      189,000
1/8/86    Sun Valley/Sheldon                       -       544,000      1,836,000      243,000
3/28/86   St. Louis/Forder                         -       517,000      1,133,000      190,000
1/1/86    Las Vegas/Highland                       -       432,000        848,000      180,000
5/1/86    Westlake Village                         -     1,205,000        995,000      181,000
2/19/86   Colorado Springs/Sinton                  -       535,000      1,115,000      132,000
2/20/86   Oklahoma City/Penn                       -       146,000        829,000      112,000
2/20/86   Oklahoma City/39th Expressway            -       238,000        812,000      176,000

                              PUBLIC STORAGE, INC.
                           SCHEDULE III - REAL ESTATE
                          AND ACCUMULATED DEPRECIATION




                                                              INITIAL COST
                                                          ------------------------      COSTS
  DATE                                                                  BUILDING &   SUBSEQUENT TO
ACQUIRED     DESCRIPTION                 ENCUMBRANCES      LAND       IMPROVEMENTS   ACQUISITION
- -------- ------------------------------- ------------  -----------  --------------  --------------

4/1/86    Reno/Telegraph                           -       649,000      1,051,000      354,000
7/15/86   Colorado Springs/Hollow Tree             -       574,000        726,000      178,000
4/11/86   Kirkham                                  -       199,000      1,001,000      142,000
4/11/86   Reavis                                   -       192,000        958,000      144,000
4/10/86   Fort Worth/East Loop                     -       196,000        804,000      157,000
6/1/86    Richlan Hills                            -       543,000        857,000      353,000
5/29/86   Sacramento/Franklin Blvd.                -       872,000        978,000      311,000
6/10/86   West Valley/So. 3600                     -       208,000      1,552,000      211,000
7/1/86    West LA/Purdue Ave.                      -     2,415,000      3,585,000      284,000
7/15/86   Capital Heights/Central Ave.             -       649,000      3,851,000      249,000
10/24/86  Perleta/Fremont                          -       851,000      1,074,000      232,000
7/1/86    Pontiac/Dixie hwy.                       -       259,000      2,091,000       28,000
8/1/86    Laurel/Ft. Meade Rd.                     -       475,000      1,475,000      209,000
9/10/86   Kansas City/S. 44th.                     -       509,000      1,906,000      359,000
10/1/86   Birmingham/Highland                      -        89,000        786,000       78,000
10/1/86   Birmingham/Riverchase                    -       262,000      1,338,000      313,000
10/1/86   Birmingham/Eastwood                      -       166,000      1,184,000      144,000
10/1/86   Birmingham/Forestdale                    -       152,000        948,000      124,000
10/1/86   Birmingham/Centerpoint                   -       265,000      1,305,000      191,000
10/1/86   Birmingham/Roebuck Plaza                 -       101,000        399,000      125,000
10/1/86   Birmingham/Greensprings                  -       347,000      1,173,000      275,000
10/1/86   Birmingham/Hoover                        -       372,000      1,128,000      279,000
10/1/86   Birmingham/Midfield                      -       170,000        355,000      159,000
10/1/86   Birmingham/Huntsville-Leeman             -       158,000        992,000      212,000
10/1/86   Birmingham/Huntsville-Drake              -       253,000      1,172,000      196,000
10/1/86   Birmingham/Anniston                      -        59,000        566,000      105,000
10/1/86   Pilgrim/Monroe                           -       595,000      1,043,000      227,000
10/1/86   Pilgrim/I-45                             -       704,000      1,146,000      437,000
10/1/86   Pilgrim/Rogerdale                        -     1,631,000      2,792,000      404,000
10/1/86   Pilgrim/Gessner                          -     1,032,000      1,693,000      276,000
10/1/86   Pilgrim/Richmond                         -     1,502,000      2,506,000      450,000

                              PUBLIC STORAGE, INC.
                           SCHEDULE III - REAL ESTATE
                          AND ACCUMULATED DEPRECIATION




                                                              INITIAL COST
                                                          ------------------------      COSTS
  DATE                                                                  BUILDING &   SUBSEQUENT TO
ACQUIRED     DESCRIPTION                 ENCUMBRANCES      LAND       IMPROVEMENTS   ACQUISITION
- -------- ------------------------------- ------------  -----------  --------------  --------------

10/1/86   Pilgrim/Gulfton                          -     1,732,000      3,036,000      806,000
10/1/86   Pilgrim/West Park                        -       503,000        854,000      127,000
10/23/86  Jonesboro                                -       157,000        718,000      145,000
9/12/86   Lakewood/W. 6th Ave.                     -     1,070,000      3,155,000      448,000
10/1/86   Pilgrim/Houston/Loop 610                 -     1,299,000      3,491,000      658,000
10/1/86   Pilgrim/Houston/S.W. Freeway             -       904,000      2,319,000      341,000
10/1/86   Pilgrim/Houston/FM 1960                  -       719,000      1,987,000    (212,000)
10/1/86   Pilgrim/Houston/Old Katy Rd.             -     1,365,000      3,431,000      432,000
10/1/86   Pilgrim/Houston/Long Point               -       451,000      1,187,000      436,000
10/1/86   Austin/Red Rooster                       -     1,390,000      1,710,000      274,000
12/31/86  Lynnwood/196th SW                        -     1,063,000      1,602,000      291,000
12/10/86  Auburn/Auburn Way North                  -       606,000      1,144,000      293,000
12/18/86  Gresham/Burnside                         -       351,000      1,056,000      297,000
12/19/86  Denver/Sheridan Rd.                      -     1,033,000      2,792,000      471,000
12/10/86  Marietta/Cobb Pkwy.                      -       536,000      2,764,000      484,000
12/10/86  Hillsboro/Tualatin Hwy.                  -       461,000        574,000      225,000
11/26/86  Arleta/Osborne St.                       -       987,000        663,000      206,000
4/1/87    City of Industry/Amar Rd.                -       748,000      2,052,000      302,000
3/16/87   Annandale/Ravensworth                    -       679,000      1,621,000      160,000
5/28/87   OK City/Hefner                           -       459,000        941,000      201,000
12/23/86  San Antonio/Sunst Rd.                    -     1,206,000      1,594,000      361,000
8/11/87   Hammond/Calumet                          -        97,000        751,000      419,000
7/1/88    Portland/Moody                           -       663,000      1,637,000     (97,000)
7/16/87   Oakbrook Terrace                         -       912,000      2,688,000      538,000
10/17/87  Plantation/S. State Rd.                  -       924,000      1,801,000      223,000
3/1/88    Anaheim/Lakeview                         -       995,000      1,505,000      440,000
8/20/87   San Antonio/Austin Hwy.                  -       400,000        850,000      124,000
10/1/87   Rockville/Fredrick Rd.                   -     1,695,000      3,305,000      590,000
2/15/95   Schiller Park/W. Irving                  -     1,815,000      2,467,000    1,201,948
2/15/95   Lansing/173rd Street                     -       601,000      2,084,000    1,015,347
2/15/95   Pleasanton/Boulder                       -     1,003,000      1,548,000      754,202
2/15/95   Los Angeles/S. Sepulveda                 -     1,649,000      2,189,000    1,066,504
7/1/95    Artesia/Artesia                          -       668,000        874,000      525,000
7/1/95    Arcadia/Lower Azusa                      -       878,000        813,000      488,000
7/1/95    Dallas/Kingsly IV                        -     1,171,000        998,000      599,000
7/1/95    Manassas/Centreville                     -       433,000      1,308,000      786,000
7/1/95    Los Angeles/San Pedro                    -     1,719,000      2,071,000    1,244,000
7/1/95    Bellevue/Northup                         -     1,317,000      1,980,000    1,189,000
7/1/95    Hollywood/Willoughby                     -     1,701,000      1,100,000      661,000

                              PUBLIC STORAGE, INC.
                           SCHEDULE III - REAL ESTATE
                          AND ACCUMULATED DEPRECIATION




                                                              INITIAL COST
                                                          ------------------------      COSTS
  DATE                                                                  BUILDING &   SUBSEQUENT TO
ACQUIRED     DESCRIPTION                 ENCUMBRANCES      LAND       IMPROVEMENTS   ACQUISITION
- -------- ------------------------------- ------------  -----------  --------------  --------------

7/1/95    Atlanta/John Wesley                      -     1,319,000        873,000      524,000
7/1/95    Montebello/S. Maple                      -     1,362,000      1,403,000      843,000
7/1/95    Lake City/Forest P.                      -       266,000        832,000      500,000
7/1/95    Baltimore/W Patap.                       -       430,000      1,629,000      978,000
7/1/95    Fraser/Groesbeck                         -       393,000      1,089,000      654,000
7/1/95    Vellejo/Mini Drive                       -       599,000      1,086,000      652,000
9/30/95   Whittier                                 -       215,000        384,000            -
9/30/95   Van Nuys                                 -       295,000        657,000            -
9/30/95   Huntington Beach                   449,000       176,000        321,000            -
9/30/95   Monterey Park                      344,000       124,000        346,000            -
9/30/95   Downey                             367,000       191,000        317,000            -
9/30/95   Balboa                                   -        85,000        346,000            -
9/30/95   Stockton                           435,000       151,000        402,000            -
9/30/95   Del Amo                            234,000       474,000        742,000            -
9/30/95   Carson                                   -       375,000        735,000            -
9/30/95   Fresno                             122,000        44,000        206,000            -
          Construction in Progress                 -             -              -            -

BUSINESS PARKS
12/1/81   South Houston/So. Shaver                 -       354,000      1,981,000      136,000
5/2/94    Monterey Park                            -     3,150,000      5,860,000       47,000
1/1/84    Signal Hill/Bus. Park                    -     1,195,000      2,220,000      708,000
1/1/84    Lakewood                                 -     2,513,000      4,238,000    1,656,000
4/1/84    Austin                                   -     4,321,000      5,937,000    2,943,000
3/29/85   Pacific Scene                            -     1,536,000      5,689,000    2,036,000
7/10/85   Timberway                                -     2,221,000     12,179,000    2,510,000
10/4/85   One Park Ten                             -     2,365,000      6,215,000    2,815,000
10/4/85   Park Terrace                             -       943,000      2,477,000      723,000
2/28/86   San Diego/ Knoll Mission                 -     1,967,000      6,783,000    2,189,000
3/28/86   Fox Hills/ Culver City           2,935,000     7,544,000     11,656,000    3,507,000
3/27/86   Silvergate                               -     4,201,000      5,099,000    2,644,000
5/30/86   Signal Hill/Parkway                      -     2,463,000      4,837,000    1,221,000
7/25/86   Mesa West Commercial Plaza               -     1,333,000      2,935,000      782,000
7/25/86   University Corp. Center                  -     1,419,000      3,123,000      829,000
5/27/87   Carson/Leapwood                          -     2,535,000      3,165,000      984,000
          Other Encumbrances               3,618,000
                                          =========================================================
                                         $92,552,000  $390,005,000   $905,791,000 $109,069,000
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