Form 10-K/A
period 1995-12-31
PUBLIC STORAGE INC /CA
filed 1996-05-15
CIK 318380

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
                                                           ========        ========       ==========       ========         ========

- -----------------------------------------------------------------------------------------------------------------------------------
PER COMMON SHARE:
  Income before gain on disposition of
     real estate
                                                           $   0.95        $   1.05         $   0.98        $   0.88         $  0.81
  Gain on disposition of real estate
                                                                --               --               --            0.02             --
                                                              -----           -----           -----           -----           -----

  Net income                                                $   0.95       $   1.05         $   0.98        $   0.90         $  0.81
                                                            ========       ========         ========        ========         =======

Distributions per common share                              $   0.88       $   0.85         $   0.84        $   0.84         $  0.82
                                                            ========       ========         ========        ========        ========

            Weighted average common shares                  $ 41,171       $ 24,077         $ 17,558        $ 15,981        $ 14,751
                                                            ========       ========         ========        ========        ========

Total assets                                              $1,937,461     $  820,309       $  666,133      $  537,724        $548,220
Total debt                                                $  158,052     $   77,235       $   84,076      $   69,478        $104,244
Minority interest                                         $  112,373     $  141,227       $  193,712      $  202,797        $243,903
Shareholders' equity                                      $1,634,503     $  587,786       $  376,066      $  253,669        $188,113


Other data:

Net cash provided by operating activities                   $123,466       $ 79,180       $   59,477       $ 44,025        $ 27,682
Net cash used in investing activities                     $(248,672)      $(169,590)      $ (137,429)      $(21,010)       $ (6,919)
Net cash provided by (used in) financing activities         $185,491       $100,029       $   80,100       $(21,070)       $(20,037)
Funds from operations (2)                                   $105,086       $ 56,143       $   35,830       $ 21,133        $ 17,176




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

Date: May 15, 1996                      By:  /s/ Ronald L. Havner, Jr.
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