Form 10-Q
period 1996-03-31
PUBLIC STORAGE INC /CA
filed 1996-05-15
CIK 318380

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934


For the quarterly period ended March 31, 1996


                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934


For the transition period from                   to
                               ------------------   --------------------


Commission File Number: 1-8389
                       --------


                              PUBLIC STORAGE, INC.
             -----------------------------------------------------
             (Exact name of registrant as specified in its charter)


           California                                         95-3551121
- -------------------------------                        ------------------------
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                         Identification Number)

         701 Western Avenue
      Glendale, California                                         91201-2394
- ----------------------------------------               ------------------------
(Address of principal executive offices)                           (Zip Code)


Registrant's telephone number, including area code:  (818) 244-8080
                                                     ---------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                [ X ] Yes [ ] No



Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of May 6, 1996:

Common Stock, $.10 par value, 73,042,480 shares outstanding
- -----------------------------------------------------------

Class B Common Stock, $.10 Par Value - 7,000,000 shares
- -------------------------------------------------------

                              PUBLIC STORAGE, INC.

                                      INDEX


                                                                          Pages
                                                                          -----
PART I.  FINANCIAL INFORMATION
- ------------------------------

Item 1. Condensed Consolidated Balance Sheets at March 31, 1996
         and December 31, 1995                                               1

         Condensed Consolidated Statements of Income for the Three
          Months Ended March 31, 1996 and 1995                               2


         Condensed Consolidated Statement of Shareholders' Equity            3

          Condensed Consolidated Statements of Cash Flows for Three
          Months Ended March 31, 1996 and 1995                             4-5

          Notes to Condensed Consolidated Financial Statements             6-13

Item 2. Management's Discussion and Analysis of Financial Condition
        and Results of Operations                                         14-22


PART II.  OTHER INFORMATION (Items 1, 2, 3 , 4 and 5 are not applicable)
- ---------------------------

Item 6.         Exhibits and Reports on Form 8-K                            23

                              PUBLIC STORAGE, INC.
                           CONSOLIDATED BALANCE SHEETS
                    (Amounts in thousands, except share data)



                                                                                        March 31,            December 31,
                                                                                          1996                   1995
                                                                                   --------------          --------------
                                                                                     (unaudited)

                                     ASSETS
                                     ------

Cash and cash equivalents....................................................         $    68,525           $     80,436
Real estate facilities, at cost:
   Land......................................................................             443,090                382,144
   Buildings.................................................................           1,201,729              1,030,990
                                                                                   --------------          --------------
                                                                                        1,644,819              1,413,134
   Accumulated depreciation..................................................            (254,231)              (241,966)
                                                                                   --------------          --------------
                                                                                        1,390,588              1,171,168



Investment in real estate entities...........................................             382,612                416,216
Intangible assets, net.......................................................             229,235                231,562
Mortgage notes receivable from affiliates....................................              26,347                 23,699
Other assets.................................................................              16,903                 14,380
                                                                                   --------------          --------------
              Total assets...................................................        $  2,114,210            $ 1,937,461
                                                                                  ===============          ==============



                      LIABILITIES AND SHAREHOLDERS' EQUITY
                      ------------------------------------

Revolving line of credit.....................................................        $          -          $          -

Notes payable................................................................             120,839                158,052
Accrued and other liabilities................................................              36,187                 32,533
                                                                                   --------------          --------------
         Total liabilities...................................................             157,026                190,585

Minority interest............................................................             127,528                112,373
Commitments and contingencies
Shareholders' equity:
   Preferred Stock,  $.01 par value,  50,000,000 shares  authorized,  13,436,250 shares  issued and  outstanding  (13,444,100  at  December  31,  1995),  at liquidation preference:
         Cumulative Preferred Stock, issued in series........................             618,900                450,150
         Convertible Preferred Stock.........................................              85,605                 85,970
   Common stock, $.10 par value, 200,000,000 shares authorized, 73,018,556
     shares issued and outstanding (71,513,799 at December 31, 1995).........               7,302                  7,152
   Class B Common Stock, $.10 par value, 7,000,000 shares authorized and
     issued..................................................................                 700                    700
   Paid-in capital...........................................................           1,125,279              1,100,088
   Cumulative net income.....................................................             275,212                242,871
   Cumulative distributions paid.............................................            (283,342)              (252,428)
                                                                                   --------------          --------------
         Total shareholders' equity..........................................           1,829,656              1,634,503
                                                                                   --------------          --------------
              Total liabilities and shareholders' equity.....................        $  2,114,210            $ 1,937,461
                                                                                  ===============          ==============

                              See accompanying notes.

                              PUBLIC STORAGE, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                  (Amounts in thousands, expect per share data)
                                   (Unaudited)


                                                                               For the Three Months Ended
                                                                                        March 31,
                                                                               -----------------------------
                                                                                  1996               1995
                                                                               ------------      ------------


       Revenues:
          Rental income................................................        $  63,709           $  41,974
          Equity in earnings of real estate entities...................            4,611                 199
          Facility management fee......................................            3,760                   -
          Interest and other income....................................            2,887               1,025
                                                                               ------------      ------------
                                                                                  74,967              43,198

       Expenses:
         Cost of operations............................................           20,685              15,807
         Cost of facility management...................................            1,068                   -
         Depreciation and amortization ................................           14,592               8,147
         General and administrative....................................            1,361               1,091
         Advisory fee .................................................                -               1,610
         Interest expense..............................................            2,581               1,520
                                                                               ------------      ------------
                                                                                  40,287              28,175

       Income before minority interest.................................           34,680              15,023

       Minority interest in income.....................................           (2,339)             (1,823)
                                                                               ------------      ------------

       Net income......................................................        $  32,341           $  13,200
                                                                               ============      ============

       Net income allocation:
          Allocable to preferred shareholders..........................       $   15,166         $     5,976
          Allocable to common shareholders.............................           17,175               7,224
                                                                               ------------      ------------
                                                                              $   32,341           $  13,200
                                                                               ============      ============

       Per common share:

       Net income......................................................           $   .24             $   .24
                                                                               ============      ============

       Weighted average common shares outstanding......................           71,666              30,567
                                                                               ============      ============

                              See accompanying notes.

                              PUBLIC STORAGE, INC.
            CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                    For the Three Months Ended March 31, 1996
                    (Amounts in thousands except share data)
                                   (Unaudited)

                                                                       Preferred Stock
                                                            -----------------------------                 Class B
                                                               Cumulative                   Common        Common
                                                                Senior       Convertible      Stock        Stock
                                                            -------------   -------------  ----------    ----------


Balances at December 31, 1995.........................         $450,150         $85,970        $7,152         $700

Issuance of Preferred Stock:
     Series H (6,750 shares)..........................          168,750             -             -


Issuance of Common Stock:
     In connection with mergers (1,416,883 shares)....                -             -             142
     Conversion of Convertible Preferred Stock into
       Common Stock (24,376 shares)...................                -            (365)          2            -
     Other (63,498 shares)............................                -             -             6


Net income............................................                -             -             -

Cash distributions:
   Cumulative Senior Preferred Stock..................                -             -             -
   Convertible Preferred Stock........................                -             -             -
   Mandatory Convertible Participating Preferred Stock                -             -             -
   Common Stock.......................................                -             -             -
                                                            -------------   -------------    ----------     ----------


Balances at March 31, 1996............................         $618,900         $85,605          $7,302           $700
                                                            =============   =============    ==========     ==========

                                                                                                            Total
                                                          Paid-in      Cumulative     Cumulative      Shareholders'
                                                          Capital      Net Income    Distributions        Equity
                                                          -------      ----------    -------------    -------------

Balances at December 31, 1995........................   $1,100,088       $242,871      $(252,428)       $1,634,503

Issuance of Preferred Stock:
     Series H (6,750 shares).........................       (5,617)             -              -           163,133


Issuance of Common Stock:
     In connection with mergers (1,416,883 shares)...       29,826              -              -            29,968
     Conversion of Convertible Preferred Stock into
       Common Stock (24,376 shares)..................          363              -              -                 -
     Other (63,498 shares)...........................          619              -              -               625

Net income...........................................            -         32,341              -            32,341


Cash distributions:
   Cumulative Senior Preferred Stock.................            -              -        (13,154)           (13,154)
   Convertible Preferred Stock.......................            -              -         (1,186)            (1,186)
   Mandatory Convertible Participating Preferred Stock           -              -           (826)              (826)
   Common Stock......................................            -              -        (15,748)           (15,748)
                                                           -------      ----------    -------------    -------------


Balances at March 31, 1996...........................    $1,125,279       $275,212      $(283,342)        $1,829,656
                                                           =======      ==========    =============    =============

                              See accompanying notes.

                              PUBLIC STORAGE, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Amounts in thousands)
                                   (Unaudited)

                                                                                      For the Three Months Ended
                                                                                              March 31,
                                                                                      --------------------------
                                                                                         1996             1995
                                                                                      -----------      ----------

      Cash flows from operating activities:
         Net income...............................................................    $  32,341         $  13,200
         Adjustments to reconcile  net income to net cash  provided by operating activities:
           Depreciation and amortization (including amortization of  mortgage
             notes receivable discounts)..........................................       14,568             8,107
           Depreciation included in equity in earnings of real estate entities....        4,494                 -
           Minority interest in income............................................        2,339             1,823
                                                                                      -----------      ----------

               Total adjustments..................................................       21,401             9,930
                                                                                      -----------      ----------
                   Net cash provided by operating activities......................       53,742            23,130
                                                                                      -----------      ----------


      Cash flows from investing activities:
           Principal payments received on mortgage notes receivable from affiliates         385               284
           Acquisition of real estate facilities..................................      (72,954)          (33,662)
           Acquisition cost of business combinations..............................      (53,706)          (21,427)
           Capital improvements to real estate facilities.........................       (2,817)           (1,058)
           Construction in process................................................       (4,396)           (2,100)
           Acquisition of minority interests in consolidated real estate                   (655)           (8,536)
             partnerships.........................................................
           Acquisition of mortgage notes receivable...............................       (3,709)                -
           Acquisition of interests in real estate entities.......................      (16,025)                -
                                                                                      -----------      ----------
                   Net cash used in investing activities..........................     (153,877)          (66,499)
                                                                                      -----------      ----------


      Cash flows from financing activities:
           Net pay downs on note payable to banks.................................          -               9,553
           Net proceeds from the issuance of preferred stock......................      163,133            52,888
           Net proceeds from the issuance of common stock.........................          625               460
           Principal payments on mortgage notes payable...........................      (38,914)             (409)
           Distributions paid to shareholders.....................................      (30,914)          (12,434)
           Distributions from operations to minority interests in real estate
             partnerships.........................................................       (5,240)           (4,596)
           Net reinvestment by minority interests into real estate partnerships...          747               864
           Other..................................................................       (1,213)           (2,576)
                                                                                      -----------      ----------
                   Net cash provided by financing activities......................       88,224            43,750
                                                                                      -----------      ----------


      Net (decrease) increase in cash and cash equivalents........................      (11,911)              381


      Cash and cash equivalents at the beginning of the period....................       80,436            20,151
                                                                                      -----------      ----------


      Cash and cash equivalents at the end of the period..........................    $  68,525         $  20,532
                                                                                      ===========      ==========

                              See accompanying notes.

                              PUBLIC STORAGE, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Amounts in thousands)
                                   (Unaudited)
                                   (Continued)

                                                                                     For the Three Months Ended
                                                                                               March 31,
                                                                                  --------------------------------
                                                                                      1996                 1995
                                                                                   -------------       ------------

Supplemental schedule of noncash investing and financing activities:


 Acquisition of real estate facilities in exchange for the cancellation of mortgage notes  receivable,  the assumption of mortgage notes payable,
    and issuance of common and preferred stock..............................           $(2,401)           $(11,338)


 Business combinations:

    Real estate facilities..................................................          (148,663)            (66,475)

    Other assets............................................................              (484)               (279)

    Accrued and other liabilities...........................................             3,826               1,412

    Minority interest.......................................................            17,510                   -



 Reduction to investment in real estate entities in connection with business
    combinations............................................................            44,137                   -



 Assumption of mortgage notes payable in connection with the acquisition of
    real estate facilities..................................................             1,701                 740



 Cancellation of mortgage notes receivable in connection with the
    acquisition of real estate facilities...................................               700               2,273



 Issuance of common stock:

    - in connection with mergers............................................            29,968              43,915

    - to acquire real estate facilities.....................................                 -              10,598

    - to acquire partnership interests in real estate entities..............                 -                 757

    - in connection with the conversion of Preferred Stock..................               365                   -



 Conversion of 8.25% Convertible Preferred Stock............................              (365)                  -



 Increase in accrued and other liabilities:

    - common stock issue costs..............................................                 -                 738




                              See accompanying notes.

                              PUBLIC STORAGE, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 1996

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

     On November 16, 1995, in a series of mergers among PSMI and its affiliates, culminating in the merger of PSMI into the Company (the "PSMI Merger"), the Company became self-administered and self-managed and acquired substantially all of the United States real estate operations of PSMI. As a result of the PSMI Merger, the Company's name was changed from Storage Equities, Inc. to Public Storage, Inc.

     The Company invests in real estate facilities primarily through the acquisition of wholly-owned facilities combined with the acquisition of equity interests in real estate entities owning real estate facilities. At March 31, 1996, the Company had direct and indirect equity interests in 1,065 properties located in 37 states, including 1,030 mini-warehouse facilities and 35 business parks. All of these facilities are operated by the Company under the "Public Storage" name. In addition, the Company operates real estate facilities on behalf of various ownership entities, substantially all of which are partnerships and REITs in which the Company has an ownership interest.

2. Summary of significant accounting policies
   ------------------------------------------

     Basis of presentation
     ---------------------

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 1996 are not necessarily indicative of the results that may be expected for the year ended December 31, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1995.

     The consolidated financial statements include the accounts of the Company, majority owned subsidiaries, and twenty-one limited partnerships (the "Consolidated Partnerships") in which the Company has significant economic interest and is able to exercise significant control through its ownership of limited and general partnership interests. The Company and the Consolidated Partnerships own a total of 598 real estate facilities (307 which are owned wholly by the Company) consisting of 576 mini-warehouses and 22 business parks.

     The Consolidated Partnerships principally consist of a series of eight partnerships owning a total of 240 real estate facilities, 211 of which are owned jointly between the partnerships and the Company. During 1995 and the first quarter of 1996, the Company increased its ownership interest and control in the remaining thirteen Consolidated Partnerships, and as a result, the accounts of these partnerships have been included in the Company's consolidated financial statements.

     Basis of presentation
     ---------------------
     The Company's aggregate cost of its interests in the Consolidated Partnerships is less than the historical carrying amount of the underlying net assets of the Consolidated Partnerships. In consolidation, the difference between the Company's cost and the historical carrying value of the underlying properties has been allocated to the real estate facilities and is being amortized over the remaining lives of the real estate facilities.

     The Company also has equity investments in limited partnerships and other REITs owning in aggregate 467 real estate facilities (454 mini-warehouses and 13 business park facilities). Substantially all of these investments are accounted for using the equity method.

     Income taxes
     ------------
     For all taxable years subsequent to 1980, the Company qualified and intends to continue to qualify as a REIT, as defined in Section 856 of the Internal Revenue Code. As a REIT, the Company is not taxed on that portion of its taxable income which is distributed to its shareholders provided that the Company meets certain tests. The Company believes it will meet these tests during 1996, accordingly, no provision for income taxes has been made in the accompanying financial statements.

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

     Intangible assets
     -----------------
     Intangible assets consist of property management contracts ($165,000,000) and the cost over the fair value of net tangible and identifiable intangible assets ($67,726,000) acquired in the PSMI Merger. Intangible assets are amortized straight-line over 25 years. At March 31, 1996, intangible assets are net of accumulated amortization of $3,491,000 ($1,164,000 at December 31, 1995). Included in depreciation and amortization expense for the three months ended March 31, 1996 is $2,327,000 related to the amortization of intangible assets (none for the three months ended March 31, 1995).

     Net income per common share
     ---------------------------
     Net income per common share is computed using the weighted average common shares outstanding (adjusted for stock options). The inclusion of the Class B
Common Stock in the determination of earnings per common share has been determined to be anti-dilutive (after giving effect to the pro forma additional income required to satisfy certain contingencies required for the Class B common stock to convert into common stock) and accordingly, the conversion of the Class B common stock into common stock has not been assumed.

     The Company's preferred stocks were determined not to be common stock equivalents. In computing earnings per common share, preferred stock dividends reduced income available to common stockholders.

     Fully diluted earnings per common are not presented, as the assumed conversion of the Company's convertible preferred stock would be anti-dilutive.

     Revenue/expense recognition
     ---------------------------
     Property rents are recognized as earned. Equity in earnings of real estate entities are recognized based on the Company's ownership interest in the earnings of each of the unconsolidated real estate entities. Leasing commissions relating to the business park operations are expensed as incurred.

3.  Business combinations
    -----------------------

     On March 26, 1996, the Company completed separate merger transactions with Public Storage Properties IX, Inc. ("Properties 9") and Public Storage Business Parks, Inc. ("PSBP"), respectively, whereby the Company acquired all the outstanding stock of Properties 9 and PSBP in exchange for cash and common stock of the Company. Properties 9 and PSBP were REITs and affiliates of the Company. Properties 9 owned and operated 14 mini-warehouses and one business park and PSBP owned and operated one business park. The aggregate acquisition cost of Properties 9 was $47,563,000, consisting of the issuance of common stock - $24,719,0000, cash - $9,907,000 and the Company's pre-existing investment in Properties 9 of $12,937,000. The aggregate acquisition cost of PSBP was $11,305,000, consisting of the issuance of common stock - $5,249,0000, cash - $2,719,000 and the Company's pre-existing investment in PSBP of $3,337,000.

     During the first quarter of 1996, the Company acquired approximately 64% of the limited partnership units of an affiliated partnership which owns 28 mini-warehouse facilities for approximately $41,080,000 in cash. This acquisition combined with the Company's existing general partnership interest in the partnership significantly increased the Company's ownership interest and control of the partnership and, as a result, the Company began to consolidate the accounts of this partnership for financial statement purposes.

     Each of the above transactions has been accounted for as a purchase; accordingly, allocations of the total acquisition cost to the net assets acquired were made based on the fair value of such assets and liabilities as of the dates of each respective transaction. The fair market values of the assets acquired and liabilities assumed with respect to the transactions are summarized as follows:

                                               Properties 9        PSBP           Other
                                                  merger          merger       Acquisitions      Total
                                                -------           -------       -------        --------
                                                                       (in thousands)

Real estate facilities...................       $49,090        $   12,004       $87,569        $148,663
Other assets.............................           249                15           220             484
Accrued and other liabilities............        (1,776)             (714)       (1,336)         (3,826)
Minority interest........................             -                 -       (17,510)        (17,510)
                                                -------           -------       -------        --------
                                                $47,563           $11,305       $68,943        $127,811
                                                =======           =======       =======        ========


     The historical operating results of the above business combinations prior to each respective acquisition date have not been included in the Company's historical operating results and on a pro forma basis would not materially effect reported revenues, net income or earnings per common share.



4.  Real estate facilities
    ----------------------

     In addition to the 44 real estate facilities acquired in connection with business acquisitions, the Company acquired 13 mini-warehouse facilities during the first quarter of 1996 for an aggregate cost of $75,355,000, consisting of the cancellation of mortgage notes receivable totaling $700,000, the assumption of mortgage notes payable totaling $1,701,000 and cash totaling $72,954,000.

     During the first quarter of 1996, the Company expended approximately $4,396,000 constructing seven mini-warehouse facilities, one of which has been completed and put into operation during March 1996. Included in real estate facilities at March 31, 1996 is approximately $7,799,000 of costs related to the remaining six facilities under construction.

5.  Investments in real estate entities
    -----------------------------------

     The Company's investment in real estate entities at March 31, 1996, generally consists of limited and general partnership interests in real estate limited partnerships in approximately 46 partnerships and common stock in 14 REITs. Such interests consists generally of ownership interests ranging from 15% to 45% and are accounted for using the equity method of accounting. Accordingly, earnings are recognized by the Company based upon the Company's ownership interest in each of the partnerships and REITs. Provisions of the agreements of the partnerships and REITs provide for the payment of preferred cash distributions to other investors (until certain specified amounts have been paid) without regard to the pro rata interest of investors in current earnings.

     During the three months ended March 31, 1996, the Company recognized earnings from its investments of $4,611,000 and received cash distributions totaling $3,626,000. Included in equity in earnings of real estate entities for the three months ended March 31, 1996 is the Company's share of depreciation expense totaling $4,494,000 (including amortization totaling $2,094,000, representing the amortization of the Company's cost basis over the underlying book value of the Company's equity interest in each of the entities).

6.  Mortgage notes receivable from affiliates
    -----------------------------------------

     At March 31, 1996, mortgage notes receivable balance of $26,347,000 is net of related discounts totaling $380,000. The mortgage notes bear interest at stated rates ranging from 7.4% to 14.0% and are secured by 14 mini-warehouse facilities owned by affiliated partnerships.

     During the first quarter of 1996, the Company canceled mortgage notes which had a net carrying value of $700,000 as part of the acquisition cost of the underlying real estate facility securing the mortgage note.

7.  Minority interest
    -----------------

     In consolidation, the Company classifies outsiders' ownership interests in the net assets of each of the Consolidated Partnerships as minority interest on the Company's consolidated financial statements. Minority interest in income consists of such outsiders' share of the operating results of the Company relating to the consolidated operations of the Consolidated Partnerships.

     During 1996, in connection with a business combination (Note 3) minority interest was increased by $17,510,000, representing the remaining partners' equity interests in the aggregate net assets of the partnership.

     During 1996 the Company acquired limited partnership interests in the Consolidated Partnerships for an aggregate cost of $655,000. These transactions had the effect of reducing minority interest by approximately $201,000 (the historical book value of such interests in the underlying net assets of the partnerships). The excess of the underlying book value over cost ($454,000) has been allocated to real estate facilities in consolidation.

8.  Shareholders' equity
    --------------------

     Preferred stock
     ---------------
     At March 31, 1996 and December 31, 1995, the Company had the following series of Preferred Stock outstanding:

                                                           Shares Outstanding                   Carrying Amount
                                                       --------------------------          ----------------------------
                                         Dividend      March 31,     December 31,          March 31,      December 31,
                Series                      Rate          1996           1995                1996             1995
- ----------------------------------      ------------   ------------   ------------      --------------    -------------

Series A                                     10.00%      1,825,000      1,825,000        $  45,625,000     $ 45,625,000
Series B                                      9.20%      2,386,000      2,386,000           59,650,000       59,650,000
Series C                                 Adjustable      1,200,000      1,200,000           30,000,000       30,000,000
Series D                                      9.50%      1,200,000      1,200,000           30,000,000       30,000,000
Series E                                     10.00%      2,195,000      2,195,000           54,875,000       54,875,000
Series F                                      9.75%      2,300,000      2,300,000           57,500,000       57,500,000
Series G                                     8.875%          6,900          6,900          172,500,000      172,500,000
Series H                                      8.45%          6,750              -          168,750,000                -
                                                       ------------   ------------      --------------    -------------
  Senior Preferred Stock totals                         11,119,650     11,112,900          618,900,000      450,150,000
                                                       ------------   ------------      --------------    -------------

Convertible                                   8.25%      2,285,400      2,300,000           57,135,000       57,500,000
Mandatory Convertible Participating        Variable         31,200         31,200           28,470,000       28,470,000
                                                       ------------   ------------      --------------    -------------
  Convertible Preferred Stock totals                     2,316,600      2,331,200           85,605,000       85,970,000
                                                       ------------   ------------      --------------    -------------
                                                        13,436,250     13,444,100         $704,505,000     $536,120,000
                                                       ============   ============      ==============    =============

     The carrying amounts are equivalent to the liquidation preference, with the exception of the Mandatory Convertible Participating Preferred Stock which has a liquidation preference equal to $31,200,000.

     On January 25, 1996, the Company issued 6,750,000 depository shares (depository shares, each representing 1/1,000 of a share) of its 8.45% Series H Preferred Stock raising net proceeds of approximately $163.1 million.

     The Mandatory Convertible Participating Preferred Stock will automatically convert into common stock of the Company, however, prior to that time it is convertible at the option of the holder. At conversion, the number of common shares to be issued to the holder will be determined based upon the Company's acquired partnership interest in the then aggregate property values of the real estate partnership divided by the average market price of the Company's common stock (if converted prior to June 30, 2000 the lesser of $18.00 or the average market price of the Company's common stock will be used). At March 31, 1996, the Mandatory Convertible Participating Preferred Stock was convertible into approximately 1,523,619 shares of the Company's common stock.

     The Convertible Preferred Stock is convertible at any time at the option of the holders of such stock into shares of the Company's common stock at a conversion rate of 1.6835 shares of common stock for each share of Convertible Preferred Stock, subject to adjustment in certain circumstances. During the first quarter of 1996, at the option of shareholders, a total of 14,600 shares of Convertible Preferred Stock were converted into 24,376 common shares.

     The Series A, Series B, Series C, Series D, Series E, Series F, Series G, and Series H (collectively the "Cumulative Senior Preferred Stock") have general preference rights with respect to liquidation and quarterly distributions. With respect to the payment of dividends and amounts upon liquidation, the Convertible Preferred Stock (including the Mandatory Convertible Participating Preferred Stock) ranks junior to the Cumulative Senior Preferred Stock and any other shares of preferred stock of the Company ranking on a parity with or senior to the Cumulative Senior Preferred Stock. The Convertible Preferred Stock ranks senior to the common stock, any additional class of common stock and any series of preferred stock expressly made junior to the Convertible Preferred Stock. The Mandatory Convertible Participating Preferred Stock has voting rights on a share for share basis as the common stock.

     In April 1996, in connection with the acquisition of limited partnership interests, the Company issued $58,955,000 (58,955 shares) of its Convertible Preferred Stock, Series CC (the "Series CC Preferred Stock"). The Series CC Preferred Stock ranks junior to the Company's Cumulative Senior Preferred Stock with respect to general preference rights and has a liquidation value of $1,000 per share. Other significant terms of the Series CC Preferred Stock include: (i) quarterly distributions equal to $32.50 per share, (ii) conversion, at anytime at the option of the holder, into common stock of the Company at a conversion price of 35.014 shares of common stock for each share of Series CC Preferred Stock, and (iii) on March 31, 2000 will automatically convert into common stock of the Company at the conversion price described above.

     Common stock
     ------------
     During 1996, the Company issued shares of its common as follows: (i) 1,416,883 shares ($29,968,000) in connection with the mergers, (ii) 24,376 shares ($365,000) in connection with the conversion of Convertible Preferred Stock into common stock, and (iii) 63,498 shares ($625,000) in connection with exercise of stock options. The shares of common stock issued in connection with the mergers were issued at the prevailing market price at the time of issuance.

     Class B Common Stock
     --------------------
     The Class B Common Stock will (i) not participate in distributions until the later to occur of funds from operations ("FFO") per Common Share as defined below, aggregating $1.80 during any period of four consecutive calendar quarters, or January 1, 2000; thereafter, the Class B Common Stock will participate in distributions (other than liquidating distributions), at the rate of 97% of the per share distributions on the Common Stock, provided that cumulative distributions of at least $0.22 per quarter per share have been paid on the Common Stock, (ii) not participate in liquidating distributions, (iii) not be entitled to vote (except as expressly required by California law) and
(iv) automatically convert into Common Stock, on a share for share basis, upon the later to occur of FFO per Common Share aggregating $3.00 during any period of four consecutive calendar quarters or January 1, 2003.

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

     For these purposes, FFO per share of Common Stock (as defined) was $1.74 for the four consecutive calendar quarters ended March 31, 1996.

     Dividends
     ---------
     The dividend rate on the Series C Preferred Stock for the first quarter of 1996 was equal to 6.75% per annum. The dividend rate per annum will be adjusted quarterly and will be equal to the highest of one of three U.S. Treasury indices (Treasury Bill Rate, Ten Year Constant Maturity Rate, and Thirty Year Constant Maturity Rate) multiplied by 110%. However, the dividend rate for any dividend period will not be less than 6.75% per annum nor greater than 10.75%.

     The Mandatory Convertible Participating Preferred Stock was issued in connection with the acquisition of limited partnership interests in a real estate limited partnership. Quarterly dividends on the Mandatory Convertible Participating Preferred Stock vary depending on operating results of the real estate facilities of the partnership. For the first eight quarters, dividends are equal to $390,000 plus the Company's acquired interest in property cash flows, as defined, in excess of a base amount of $45,000. Thereafter quarterly dividends will be equal to $390,000 plus the Company's acquired interest in property cash flows, as defined, in excess of a base amount of $525,000.

     The following summarizes dividends paid during the first quarter of 1996:

                                           For the Three Months Ended
                                                  March 31, 1996
                                    -------------------------------------------
                                     Distributions Per
                                    Share or Depositary
                                           Share             Total Distributions
                                    --------------------    --------------------
 Series A                                  $ 0.625             $  1,140,000
 Series B                                  $ 0.575                1,372,000
 Series C                                  $ 0.422                  506,000
 Series D                                  $ 0.594                  712,000
 Series E                                  $ 0.625                1,372,000
 Series F                                  $ 0.609                1,401,000
 Series G                                  $ 0.579                3,997,000
 Series H                                  $ 0.393                2,654,000
 Convertible                               $ 0.516                1,186,000
 Mandatory Convertible Participating       $26.470                  826,000
                                                           -------------------
                                                                 15,166,000

 Common                                    $ 0.220               15,748,000
                                                           -------------------
                                                                $30,914,000
                                                           ===================

9.  Proposed Merger
    ---------------

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

Management's Discussion and Analysis of Financial Condition and Results of Operations
- -------------------------------------------------------------------------------


     OVERVIEW:   Over  the  past  year,  the  Company   completed  a  number  of
transactions which have had and will continue to have significant impact to the Company.

* From January 1, 1995 through March 31, 1996, the number of real estate facilities included in the Company's consolidated financial statements has increased from 387 facilities to 598 facilities. In addition, during the same period, principally as a result of the PSMI Merger (see below) the Company increased its ownership interest in unconsolidated real estate entities from those owning in aggregate 15 facilities to those owning in aggregate 467 facilities,

* Since January 1, 1995, the Company completed four mergers with affiliated REITs, two in 1995 with an aggregate cost of $135.4 million and two at the end of March 1996 with an aggregate cost of $58.9 million,

* On November 16, 1995, the Company completed the merger with Public Storage Management, Inc. ("PSMI") with an aggregate cost of $549.3 million. In the PSMI Merger, the Company acquired all the real estate operations of PSMI, including (i) general and limited partnership interests in 47 limited partnerships owning an aggregate of 286 mini-warehouses, (ii) shares of common stock in 16 REITs owning an aggregate of 218 mini-warehouses and 14 commercial properties, (iii) seven wholly-owned properties, (iv) all-inclusive deeds of trust secured by ten mini-warehouses, (v) property management contracts, exclusive of facilities owned by the Company, for 563 mini-warehouses and through ownership of 95% economic interest in a subsidiary, 24 commercial properties and (vi) a 95% economic interest in another subsidiary that currently sells locks and boxes in mini-warehouses operated by the Company.

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

     Results of Operations
     ---------------------

     Three months ended March 31, 1996 compared to the three months ended March 31, 1995
- -------------------------------------------------------------------------------

     Net income for the three months ended March 31, 1996 was $32,341,000 compared to $13,200,000 for the same period in 1995, representing an increase of $19,141,000. Net income allocable to common shareholders increased to $17,175,000 for the three months ended March 31, 1996 from $7,224,000 for the three months ended March 31, 1995. The increases in net income and net income allocable to common shareholders were primarily the result of improved property operations, the acquisition of additional real estate facilities during 1996 and 1995, and the acquisition of additional partnership interests during 1996 and 1995. Net income per common share was $0.24 per share (based on weighted average shares outstanding of 71,666,000) for the three months ended March 31, 1996 compared to $0.24 per share (based on weighted average shares outstanding of 30,567,000) for the same period in 1995.

     PROPERTY OPERATIONS: Rental income and cost of operations presented on the consolidated statements of income reflect the operations of the 598 properties owned by the Company and the Consolidated Partnerships. The following table summarizes the operating results of these facilities:






                                                     For the Three Months
                                                       Ended March 31,
                                                --------------------------------
                                                    1996              1995            Change
                                                ------------------------------------------------
                                                (dollar amounts in thousands)

 Rental income:
     Mini-warehouse........................       $58,744           $37,725           55.72%
     Business park.........................         4,965             4,249           16.85%
                                               ----------        ----------       ----------
                                                   63,709            41,974           51.78%
                                               ----------        ----------       ----------
 Cost of operations: (a)
     Mini-warehouse:
          Payroll, property taxes, etc.....        18,491            11,529           60.39%
          Property management fees.........             -             2,217         (100.00)%

     Business park:
          Payroll, property taxes..........         2,194             1,820           20.55%
          Property management fees.........             -               241         (100.00)%
                                               ----------        ----------       ----------
                                                   20,685            15,807           30.86%
                                               ----------        ----------       ----------
 Net operating income:
     Mini-warehouse........................        40,253            23,979           67.87%
     Business park.........................         2,771             2,188           26.65%
                                               ----------        ----------       ----------
                                                  $43,024           $26,167           64.42%
                                               ==========        ==========       ==========

 Number of facilities (at the end of the
  period):
     Mini-warehouse........................          576               421            36.82%
     Business park.........................           22                16            37.50%


     (a) During 1995, the Company became self-managed with respect to its property operations and accordingly no longer incurs property management fees.


     The significant increase in property operations for the Company's mini-warehouses and business park facilities are principally due to the acquisition of additional facilities during 1996 and 1995. At March 31, 1996 the property operations consisted of the operating results of 598 facilities compared to 437 for the same period in 1995. For comparative purposes, a total of 373 mini-warehouse facilities (included in the above table) have been in the Company's portfolio throughout 1995 and 1996. The operating results (rental income less cost of operations) of these facilities improved 3.30% for the three months ended March 31, 1996 as compared to the same period in 1995. This increase is principally due to improve rental rates, as average realized monthly rent per square foot increased from $0.63 in 1995 to $0.65 in 1996. Weighted average occupancy levels for these 373 facilities remained stable at 88% for both 1995 and 1996.

     The increase in property operations with respect to the business park facilities is principally due to the acquisition of facilities during 1996 and 1995. Excluding such acquisitions, 15 business park facilities have been in the Company's portfolio since the beginning of 1993. The operating results (rental income less cost of operations) of these 15 facilities improved 2.64% for the three months ended March 31, 1996 as compared to the same period in 1995. This increase is principally due to improved rental rates, as average realized monthly rent per square foot increased from $0.72 in 1995, to $0.73 in 1996. Weighted average occupancy levels for these 15 facilities were 96% in 1995 and 97% in 1996.


     EQUITY IN EARNINGS OF REAL ESTATE ENTITIES: Equity in earnings of real estate entities was $4,611,000 and $199,000 for the three months ended March 31, 1996 and 1995, respectively. For 1995, equity in earnings of real estate entities principally consists of earnings from partnerships which are now consolidated with the Company and, accordingly, are no longer included in equity in earnings of real estate entities. The 1996 earnings principally consists of earnings related to the interests acquired pursuant to the PSMI Merger. The Company currently has ownership interests in 46 limited partnerships and 14 REITs (collectively the "Unconsolidated Entities"). The Company's ownership interest in these entities ranges from 15% to 45%, but generally averages approximately 30%. Due to the Company's limited ownership interest and control of these entities, the Company does not consolidate the accounts of these entities for financial reporting purposes.

     Similar to the Company, the Unconsolidated Entities generate substantially all of their income from their ownership of mini-warehouse facilities. In the aggregate, the Unconsolidated Entities own a total of 467 facilities, 454 of which are mini-warehouse facilities. The following summarizes combined operating data with respect to the Unconsolidated Entities for the three months ended March 31, 1996:

 Rental income.........................................   $58,917,000
 Total revenues........................................    59,383,000
 Cost of operations....................................    22,164,000
 Depreciation..........................................     9,632,000
 Net income............................................    23,741,000

     Equity in earnings of real estate entities for three months ended March 31, 1996 consists of the Company's pro rata share of earnings (including the Company's share of depreciation expense - $2,400,000) of the Unconsolidated Entities based upon the Company's ownership interest in each for the period. In addition, equity in earnings of real estate entities for 1996 includes amortization totaling $2,094,000 representing the amortization of the Company's cost basis over the underlying book value of the Company's equity interest in each of the entities.

     The Company has in the past, and may continue to seek to acquire in the future, real estate facilities owned by the Unconsolidated Entities. During 1996, the Company made several acquisitions of entities which were included in Unconsolidated Entities at December 31, 1995: (i) the Company acquired a significant interest in a partnership and as a result began to consolidate the accounts of the partnership as of January 1, 1996, (ii) on March 26, 1996, pursuant to mergers, the Company acquired the net assets of two REITs, and (iii) in April 1996, the Company acquired all of the limited partnership interest in two partnerships which as of April 1, 1996 will be consolidated with the Company.


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

     During the three months ended March 31, 1996, the Company's property management operations generated net operating income of $2,692,000 on revenues of $3,760,000 and expenses of $1,068,000. Because the Company has significant ownership interests in all but 74 of the facilities it manages, the revenues generated from its property management operations are generally predictable and are dependent upon the future growth of rental income for those facilities the Company manages.

     As noted above, the Company has in the past, and may continue to seek to acquire in the future, real estate facilities owned by the Unconsolidated Entities. Acquisitions of such facilities will have the affect of reducing management fee income with a corresponding reduction in the cost of property operations.

     INTEREST AND OTHER INCOME: Interest and other income increased $1,862,000, to $2,887,000 for the three months ended March 31, 1996 from $1,025,000 for the same period in 1995. Interest and other income principally consists of interest earning on cash balances and interest related to mortgage notes receivable. The significant increase in interest income is primarily due to interest income on excess cash balances. From mid December 1995 through late January 1996, the Company, through two equity offerings, raised net proceeds of approximately $330 million. Due to the timing to invest these proceeds into real estate assets, cash balances in interest bearing accounts during the first quarter on average were approximately $110 million.

     DEPRECIATION AND AMORTIZATION: Depreciation and amortization expense has increased from $8,147,000 for the three months ended March 31, 1995 to $14,592,000 for the same period in 1996. These increases are principally due to the acquisition of additional real estate facilities during 1995 and 1996 combined with amortization of intangible assets acquired in connection with the PSMI Merger. Amortization expense with respect to intangible assets acquired in the PSMI Merger totaled $2,327,000 for the three months ended March 31, 1996 (none for the three months ended March 31, 1995).

     GENERAL AND ADMINISTRATIVE EXPENSE: General and administrative expense was $1,361,000 for the three months ended March 31, 1996 and $1,091,000 the same period in 1995. The Company has experienced and expects to continue to experience increased general and administrative costs during 1996 due to the following: (i) the growth in the size of the Company has resulted in increased expenses, (ii) the Company's property acquisition activities has continued to expand, resulting in certain additional costs incurred in connection with the acquisition of additional real estate facilities, and (iii) pursuant to the PSMI Merger, the Company has become self-advised, resulting in the Company internalizing management functions which previously was provided by the Adviser. However, offsetting the expected increases in general and administrative
expenses  will  be  the  elimination  of  advisory  fee  expense.   General  and
administrative costs for each year principally consist of state income taxes (for states in which the Company is a non-resident), investor relation expenses, and certain costs incurred in the acquisition and development of real estate facilities.

     ADVISORY FEE: During 1995, the Company's day-to-day operations were performed by an adviser for a contractual fee which during the first quarter of 1995 amounted to $1,610,000. Pursuant to the PSMI Merger, effective November 16, 1995, the Company became self-advised and as a result will no longer incur advisory fees.

     MINORITY INTEREST IN INCOME: Minority interest in income represents the income allocable to equity interests in the Consolidated Partnerships which are not owned by the Company. The minority interest in income was $2,339,000 in 1996 compared to $1,823,000 in 1995, representing an increase of $516,000. This increase is a result of the consolidation of partnerships (and corresponding increase in minority interest) during the first quarter of 1996 which were not consolidated during the same period in 1995 resulting in an increase of $777,000, partially offset by a $261,000 reduction in income allocable to minority interest relating to partnerships which were consolidated throughout each period. In determining income allocable to the minority interest for the three months ended March 31, 1996 and 1995, consolidated depreciation and amortization expense of approximately $2,901,000, and $2,773,000, respectively, was allocated to the minority interest.


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

     Net cash provided by operations (as determined in accordance with generally accepted accounting principles) reflects the cash generated from the Company's business before distributions to various equity holders, including the preferred shareholders, capital expenditures or mandatory principal payments on debt. Net cash provided by operations has increased from $23,130,000 to $53,742,000 for the three months ended March 31 1995 and 1996, respectively

     The following table summarizes the Company's ability to pay the minority interests' distributions, its dividends to the preferred shareholders and capital improvements to maintain the facilities through the use of cash provided by operating activities. The remaining cash flow is available to the Company to make both scheduled and optional principal payments on debt, pay distributions to common shareholders and for reinvestment.

                                                                        For the Three Months Ended March 31,
                                                                        ------------------------------------
                                                                            1996                     1995
                                                                        -------------           ------------


  Net Income...................................................          $32,341,000             $13,200,000
  Depreciation and amortization................................           14,592,000               8,147,000
  Depreciation from unconsolidated real estate investments.....            4,494,000                       -
  Minority interest in income..................................            2,339,000               1,823,000
  Amortization of discounts on mortgage notes receivable.......              (24,000)                (40,000)
                                                                        -------------           ------------
        Net cash provided by operating activities..............           53,742,000              23,130,000

  Distributions from operations to minority interests (funds
    from operations allocable to minority interests)...........           (5,240,000)             (4,596,000)
                                                                        -------------           ------------
  Cash from operations/FFO available to the Company's                     48,502,000              18,534,000
    shareholders...............................................
    Less: preferred stock dividends............................          (15,166,000)             (5,976,000)
                                                                        -------------           ------------

  Cash from operations/FFO available to common shareholders....           33,336,000              12,558,000
  Capital improvements to maintain facilities:
    Mini-warehouses............................................           (2,322,000)               (790,000)
    Business parks.............................................             (495,000)               (268,000)
  Add back: minority interest share of capital improvements....              496,000                 332,000
                                                                        -------------           ------------

  Funds available for principal payments on debt, common
    dividends and reinvestment.................................           31,015,000              11,832,000
  Cash distributions to common shareholders....................          (15,748,000)             (6,458,000)
                                                                        -------------           ------------
  Funds available for principal payments on debt and investment          $15,267,000              $5,374,000
                                                                        =============           ============


     See the consolidated statements of cash flows for the three months ended March 31, 1996 and 1995 for additional information regarding the Company's investing and financing activities.

     FFO increased to $48,502,000 for the three months ended March 31, 1996 compared to $18,534,000 for the same period in 1995. FFO applicable to the common shareholders (after deducting preferred stock dividends) increased to $33,336,000 for the three months ended March 31, 1996 compared to $12,558,000 for the same period in 1995. FFO is used by many financial analysts in evaluating REITs. The Company defines FFO as net income (loss) (computed in accordance with GAAP) before (i) gain (loss) on disposition of real estate, adjusted as follows: (i) plus depreciation and amortization, and (ii) less FFO attributable to minority interest. The National Association of Real Estate Investment Trusts, Inc. ("NAREIT") definition of FFO does not specifically address the treatment of minority interest in the determination of FFO. In the case of the Company, FFO represents amounts attributable to its shareholders after deducting amounts attributable to the minority interests. FFO does not take into consideration scheduled principal payments on debt, capital improvements, distributions and other obligations of the Company. Accordingly, FFO is a supplemental performance measure and is not a substitute for the Company's cash flow or net income (as discussed above) as a measure of the Company's liquidity or operating performance.

     The Company accounts for the Unconsolidated Entities using the equity method of accounting, and accordingly, earnings are recognized based upon the Company's economic interest in each of the partnerships and REITs. Provisions of the agreements of these partnerships and REITs provide for the payment of preferred cash distributions to other investors (until certain specified amounts have been paid) without regard to the pro rata interest of all investors in current earnings. As a result, cash distributions to be paid to the Company for a period of time will be less than the Company's FFO, as defined, from these entities (distributable FFO to the Company was approximately $4.7 million less than the FFO recognized by the Company). Preferred cash distributions paid to other investors during each period have the effect of increasing the Company's economic interest in each of the respective entities and reducing the amount of future preference payments which must be paid to other investors before cash distributions will be shared on a pro rata basis with respect to each investor's actual interest. At March 31, 1996, the aggregate future preference payments to other investors is approximately $114.7 million and is expected to be paid over approximately 15 years, with approximately 50% of the amount being paid over the next 3.5 years.


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

     Over the past four years, the Company's distribution policy has enabled it to retain significant funds (after capital improvements) to make additional investments and debt reductions. During first quarter of 1996 and 1995, the Company distributed to common shareholders approximately 48% and 55% of its FFO available to common shareholders, respectively, allowing it to retain approximately $15.3 million and $5.4 million, respectively after satisfying its capital improvements and preferred stock dividend requirements.

     DISTRIBUTIONS REQUIREMENTS: During the first quarter of 1996, the Company paid dividends totaling $13,154,000 to the holders of the Company's Senior Preferred Stock, $2,012,000 to the holders of the Convertible Preferred Stock, and $15,748,000 to the holders of Common Stock. Dividends with respect to the Senior Preferred Stock include pro-rated amounts for securities issued during 1996. In January 1996, the Company issued approximately $163.2 million of additional Senior Preferred Stock (8.45% Series H Preferred Stock). The Company estimates that the distribution requirements for fiscal 1996 with respect to Senior Preferred Stock (including the Senior Preferred Stock issued in January
1996) and the Convertible Preferred Stock to be approximately $63.5 million.

     CAPITAL IMPROVEMENT REQUIREMENTS: During 1996, the Company has budgeted approximately $14.1 million for capital improvements ($10.6 million for its mini-warehouse and $3.5 million for its business park facilities). The minority interests' share of the budgeted capital improvements is approximately $2.8 million. During the first three months of 1996, the Company incurred capital improvements of approximately $2.8 million.

     During 1995, the Company commenced a program to enhance its visual icon and modernize the appearance of its mini-warehouse facilities, including modernization of signs, paint color schemes, and rental offices. Included in the 1996 capital improvement budget is approximately $4.0 million with respect to these expenditures.

     DEBT SERVICE REQUIREMENTS: The Company does not believe it has any significant refinancing risks with respect to its mortgage debt and nominal interest rate risks associated with its variable rate mortgage debt. The Company uses its $125.0 million of bank credit facility (all of which was unused as of May 14, 1996) primarily to fund acquisitions and provide financial flexibility and liquidity. The credit facility currently bears interest at LIBOR plus 1.00%.

     At March 31, 1996, the Company had total outstanding borrowings of approximately $120.8 million. During January 1996, the Company retired early approximately $36.4 million of debt with the proceeds of a preferred stock offering. Approximate principal maturities of notes payable at March 31, 1996 are as follows:

                                                           Mortgage Debt
                                                       ---------------------------
                                  7.08% Unsecured                        Variable
                                   Senior Notes        Fixed Rate          Rate             Total
                                 -----------------    -------------      ----------      -----------
                                                               (in thousands)


1996 (remainder of)..........            $5,750            $4,358           $   13          $10,121
1997.........................             6,500             6,105              804           13,409
1998.........................             7,250             8,006                -           15,256
1999 ........................             8,000             6,467                -           14,467
2000.........................             8,750             2,707                -           11,457
Thereafter...................            29,250            26,879                -           56,129
                                       --------          --------          -------        ----------
                                        $65,500           $54,522             $817         $120,839
                                       ========          ========          =======        ==========

     EXTERNAL FINANCING: The Company intends to continue to expand its asset and capital base through the acquisition of real estate assets and interests in real estate assets from both unaffiliated and affiliated parties through direct purchases, mergers, tender offers or other transactions. The Company expects to fund these transactions with internally generated retained cash flows and borrowings under its $125.0 million credit facility. The Company intends to repay amounts borrowed under the credit facility from undistributed operating cash flow or, as market conditions permit and are determined to be advantageous, from the public or private placement of securities. In January 1996, the Company issued $163.2 million of its Series H Preferred Stock. a portion of the proceeds have been used to make repay debt and make additional real estate investments. At March 31, 1995, the Company had approximately $65 million of remaining proceeds.

     In April 1996, the Company acquired all of the limited partnership interest in two partnerships in which the Company had previously acquired the general partnership interests. These limited partnership interest were acquired from an institutional investor in exchange for $58,955,000 of the Company's Convertible Preferred Stock, Series CC ("Series CC").

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

     The Company's portfolio of real estate facilities remains substantially unencumbered. At March 31, 1996, the Company had mortgage debt outstanding of $55.3 million and had consolidated real estate facilities with a book value of $1.4 billion. The Company, however, has been adverse to financing its acquisitions with debt and generally will only increase its mortgage borrowing through the assumption of pre-existing debt on acquired real estate facilities.

     Over the past three years the Company has funded substantially all of its acquisitions with permanent capital (both common and preferred stock). Unlike many other real estate companies, the Company has elected to use preferred stock despite the fact that the coupon rates of its preferred stock exceeds current rates on conventional debt. The Company has chosen this route for the following reasons: (i) the Company's perpetual preferred stock has no sinking fund requirements, or maturity date and does not require redemption, all of which eliminate any future refinancing risks, (ii) preferred stock allows the Company to leverage the common stock without the attendant interest rate or refinancing risks of debt, and (iii) dividends on the preferred stock can be applied to the Company's REIT distributions requirements, which have helped the Company to satisfy these requirements.

     COMPLETED AND PROPOSED MERGERS: On March 26, 1996, the Company completed the mergers with Public Storage Properties IX, Inc. ("Properties 9") and PS Business Parks, Inc. ("PSBP"). In the mergers, the Company issued an aggregate of 1.4 million shares of Common Stock and paid additional $12.6 million in cash. Properties 9 owned and operated 15 properties: 14 mini-warehouses (881,000 square feet) and one business parks (72,000 square feet). PSBP owned and operated a single business park (173,000 square feet).

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

     Generally the construction period takes 9 months followed by a 18-24 month fill-up process until the newly constructed facility reaches a stabilized occupancy level. Due to the timing of the employment of the capital to construct the facilities and the relatively long "fill-up" period until the facilities reach a stabilized occupancy level, the Company believes that its development plans may create earnings dilution in the short-term.

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

PART II. OTHER INFORMATION



Item 6          Exhibits and Reports on Form 8-K
                --------------------------------

         (a)    The following Exhibits are included herein:

                (11)    Statement re: Computation of Earnings per Share

                (12) Statement re: Computation of Ratio of Earnings to Fixed Charges

                (27)    Financial Data Schedule


         (b)    Form 8-K

     The Company filed a Current Report on Form 8-K dated January 22, 1996 (filed January 22, 1996), pursuant to Item 5, which filed certain exhibits relating to the Company's public offering of Depositary Shares Each Representing 1/1,000 of a Share of 8.45% Cumulative Preferred Stock, Series H.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             DATED: May 15, 1996

                                             PUBLIC STORAGE, INC.


                                             BY:   /s/ Ronald L. Havner, Jr.
                                                 ------------------------------
                                                 Ronald L. Havner, Jr.
                                                 Senior Vice President and
                                                 Chief Financial Officer
                                                  (Principal financial officer)


                                             BY:   /s/ John Reyes.
                                                 ------------------------------
                                                 John Reyes.
                                                 Vice President and Controller
                                                  (Principal accounting officer)

                             PUBLIC STORAGE, INC.
          Exhibit 11 - Statement Re: Computation of Earnings Per Share




                                                                     For the three months ended
                                                                              March 31,
                                                                         1996              1995
                                                                    -------------      -------------
Primary Earnings Per Share:
- -----------------------------------------------

Net income                                                           $32,341,000       $  13,200,000

Less: Preferred Stock dividends:
   10% Cumulative Preferred Stock, Series A                           (1,140,000)         (1,141,000)
   9.20% Cumulative Preferred Stock, Series B                         (1,372,000)         (1,372,000)
   Variable Rate Preferred Stock, Series C                              (505,000)           (650,000)
   9.50% Cumulative Preferred Stock, Series D                           (713,000)           (713,000)
   10.0% Cumulative Preferred Stock, Series E                         (1,372,000)           (914,000)
   9.75% Cumulative Preferred Stock, Series F                         (1,401,000)                  -
   8.875% Cumulative Preferred Stock, Series G                        (3,997,000)                  -
   8.45% Cumulative Preferred Stock, Series H                         (2,654,000)                  -
   8.25% Convertible Preferred Stock                                  (1,186,000)         (1,186,000)
   Convertible Participating Preferred Stock                            (826,000)                  -
                                                                    -------------      -------------

Net income allocable to common shareholders                          $17,175,000       $   7,224,000
                                                                    =============      =============


Weighted Average common and common equivalent shares outstanding:

Weighted average common shares outstanding                            71,574,000          30,567,000


Net effect of dilutive stock options - based on treasury stock
   method using average market price                                      92,000              92,000
                                                                    -------------      -------------

         Total                                                        71,666,000          30,567,000
                                                                    =============      =============



Primary earnings per common and common equivalent share             $      0.24        $       0.24
                                                                    =============      =============

                                   Exhibit 11

                             PUBLIC STORAGE, INC.
          Exhibit 11 - Statement Re: Computation of Earnings Per Share




                                                                     For the three months ended
                                                                              March 31,
                                                                           1996              1995
                                                                    ---------------      ---------------


Fully-diluted Earnings per Common and Common
  Equivalent Share:
- --------------------------------------------------------

Net income allocable to common shareholders per Primary
   calculation above                                                 $17,175,000        $   7,224,000


Add: dividends to 8.25% Convertible Preferred Stock                    1,186,000            1,186,000


Add: dividends to Mandatory Convertible Participating
   Preferred Stock                                                       826,000                    -
                                                                    ---------------      ---------------

Net income allocable to common shareholders for purposes of
   determining Fully-diluted Earnings per Common and Common
   Equivalent Share                                                  $19,187,000        $   8,410,000
                                                                    ===============      ===============


Weighted average common and common equivalent shares
   outstanding                                                        71,666,000           30,567,000


Pro forma weighted average common shares assuming conversion
   of 8.25% Convertible Preferred Stock                                3,872,000            3,872,000


Proforma  weighted  average  common  shares  assuming  conversion
  of Mandatory Convertible Participating Preferred Stock               1,524,000                    -
                                                                    ---------------      ---------------


Weighted average common and common equivalent shares for
   purposes of computation of Fully-diluted Earnings per
   Common and Common Equivalent Share                                 77,062,000           34,439,000
                                                                    ===============      ===============

Fully-diluted Earnings per Common and Common Share (1)             $        0.25       $           0.24
                                                                    ===============      ===============

(1) Such amounts are anti-dilutive and are not presented in the Company's consolidated financial statements.


     In addition, the Company has 7,000,000 shares of Class B Common Stock which are convertible into shares of the Company's Common Stock subject to certain contingencies such as the passage of time and the attainment of certain earnings milestone by the Company. The assumption of such earnings and the pro forma conversion of the Class B Common Stock into Common Stock in the above computations would have resulted in an increase in the fully-diluted earnings per common share, and accordingly, is anti-dilutive.

                             PUBLIC STORAGE, INC.
               EXHIBIT 12 - STATEMENT RE: COMPUTATION OF RATIO OF
                            EARNINGS TO FIXED CHARGES



                                                                                 For the Year Ended December 31,
                                                                 ----------------------------------------------------------------
                                                                   1995          1994          1993          1992          1991
                                                                  -------       -------       -------       -------       -------

                                                                (Amounts in thousands, except ratios)


Net income                                                        $70,386       $42,118       $28,036       $15,123       $11,954
   Add: Minority interest in income                                 7,137         9,481         7,291         6,895         6,693
   Less: Gain on disposition of real estate                             -             -             -          (398)            -
   Less: Minority interests in income which do not have
     fixed charges                                                 (4,700)       (5,906)         (737)         (694)         (501)
                                                                  -------       -------       -------       -------       -------
Income from continuing operations                                  72,823        45,693        34,590        20,926        18,146
   Interest expense                                                 8,508         6,893         6,079         9,834        10,621
                                                                  -------       -------       -------       -------       -------
Total Earnings Available to Cover Fixed Charges                   $81,331       $52,586       $40,669       $30,760       $28,767
                                                                  =======       =======       =======       =======       =======

Total Fixed Charges - Interest expense                             $8,508        $6,893        $6,079        $9,834       $10,621
                                                                  =======       =======       =======       =======       =======


Preferred Stock dividends:
     Series A                                                      $4,563        $4,563        $4,563        $  812    $        -
     Series B                                                       5,488         5,339         4,147             -             -
     Series C                                                       2,364         1,250             -             -             -
     Series D                                                       2,850           950             -             -             -
     Series E                                                       5,030             -             -             -             -
     Series F                                                       3,721             -             -             -             -
     Series G                                                         638             -             -             -             -
     Series H                                                           -             -             -             -             -
     Convertible                                                    4,744         4,744         2,179             -             -
     Convertible Participating                                      1,726             -             -             -             -
                                                                  -------       -------       -------       -------       -------
Total Preferred Stock dividends                                    31,124       $16,846       $10,889     $     812    $        -
                                                                  =======       =======       =======       =======       =======

Total Combined Fixed Charges and Preferred Stock
  dividends                                                       $39,632       $23,739       $16,968       $10,646       $10,621
                                                                  =======       =======       =======       =======       =======

Ratio of Earnings to Fixed Charges                                   9.56          7.63          6.69          3.13          2.71
                                                                  =======       =======       =======       =======       =======

Ratio of Earnings to Combined Fixed Charges and Preferred
    Stock dividends                                                  2.05          2.22          2.40          2.89          2.71
                                                                  =======       =======       =======       =======       =======

                                   Exhibit 12

                             PUBLIC STORAGE, INC.
               EXHIBIT 12 - STATEMENT RE: COMPUTATION OF RATIO OF
                            EARNINGS TO FIXED CHARGES


                                                                  Three Months Ended
                                                                      March 31,
                                                                 ---------------------
                                                                  1996          1995
                                                                 -------       -------




Net income                                                       $32,341       $13,200
   Add: Minority interest in income                                2,339         1,823
   Less: Gain on disposition of real estate                            -             -
   Less: Minority interests in income which do not have
     fixed charges                                                (1,536)         (825)
                                                                 -------       -------
Income from continuing operations                                 33,144        14,198
   Interest expense                                                2,581         1,520
                                                                 -------       -------
Total Earnings Available to Cover Fixed Charges                  $35,725       $15,718
                                                                 =======       =======

Total Fixed Charges - Interest expense                            $2,581        $1,520
                                                                 =======       =======


Preferred Stock dividends:
     Series A                                                     $1,140        $1,141
     Series B                                                      1,372         1,372
     Series C                                                        506           650
     Series D                                                        712           713
     Series E                                                      1,372           914
     Series F                                                      1,401             -
     Series G                                                      3,997             -
     Series H                                                      2,654             -
     Convertible                                                   1,186         1,186
     Convertible Participating                                       826             -
                                                                 -------       -------
Total Preferred Stock dividends                                  $15,166        $5,976
                                                                 =======       =======

Total Combined Fixed Charges and Preferred Stock
  dividends                                                      $17,747        $7,496
                                                                 =======       =======

Ratio of Earnings to Fixed Charges                                 13.84         10.34
                                                                 =======       =======

Ratio of Earnings to Combined Fixed Charges and Preferred
    Stock dividends                                                 2.01          2.10
                                                                 =======       =======

                                   Exhibit 12

                             PUBLIC STORAGE, INC.
               EXHIBIT 12 - STATEMENT RE: COMPUTATION OF RATIO OF
                            EARNINGS TO FIXED CHARGES

SUPPLEMENTAL  DISCLOSURE  OF RATIO OF FUNDS
  FROM OPERATIONS ("FFO")TO FIXED CHARGES:
- -------------------------------------------


                                                                                            For the Year Ended December 31,
                                                                 ----------------------------------------------------------------
                                                                  1995          1994          1993          1992          1991
                                                                 -------       -------       -------       -------       -------
                                                                 (Amounts in thousands, except ratios)

FFO                                                             $105,086       $56,143       $35,830       $21,133       $17,176

Interest expense                                                   8,508         6,893         6,079         9,834        10,621
                                                                 -------       -------       -------       -------       -------
Adjusted FFO available to cover fixed charges                   $113,594       $63,036       $41,909       $30,967       $27,797
                                                                 =======       =======       =======       =======       =======

Total Fixed Charges - Interest expense                            $8,508        $6,893        $6,079        $9,834       $10,621
                                                                 =======       =======       =======       =======       =======
Total Preferred Stock dividends                                  $31,124       $16,846       $10,889     $     812    $        -
                                                                 =======       =======       =======       =======       =======
Total Combined Fixed Charges and
   Preferred Stock dividends                                     $39,632       $23,739       $16,968       $10,646       $10,621
                                                                 =======       =======       =======       =======       =======
Ratio of Earnings to Fixed Charges                                 13.35          9.15          6.89          3.15          2.62
                                                                 =======       =======       =======       =======       =======
Ratio of Earnings to Combined Fixed Charges and Preferred
    Stock dividends                                                 2.87          2.66          2.47          2.91          2.62
                                                                 =======       =======       =======       =======       =======


                                                                  Three Months Ended
                                                                      March 31,
                                                                 ---------------------
                                                                  1996          1995
                                                                 -------       -------
                                                        (Amounts in thousands, except ratios)



FFO                                                              $48,502       $18,534

Interest expense                                                   2,581         1,520
                                                                 -------       -------
Adjusted FFO available to cover fixed charges                    $51,083       $20,054
                                                                 =======       =======

Total Fixed Charges - Interest expense                            $2,581        $1,520
                                                                 =======       =======
Total Preferred Stock dividends                                  $15,166        $5,976
                                                                 =======       =======
Total Combined Fixed Charges and
   Preferred Stock dividends                                     $17,747        $7,496
                                                                 =======       =======
Ratio of Earnings to Fixed Charges                                 19.79         13.19
                                                                 =======       =======
Ratio of Earnings to Combined Fixed Charges and Preferred
    Stock dividends                                                 2.88          2.68
                                                                 =======       =======