Form 10-Q
period 1996-06-30
PUBLIC STORAGE INC /CA
filed 1996-08-13
CIK 318380

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-Q


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934


For the quarterly period ended June 30, 1996


                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934


For the transition period from                   to
                              ------------------   --------------------


Commission File Number:     1-8389
                           --------


                              PUBLIC STORAGE, INC.
             -----------------------------------------------------
             (Exact name of registrant as specified in its charter)


             California                                           95-3551121
- -------------------------------                   -----------------------------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                         Identification Number)


701 Western Avenue, Glendale, California                           91201-2394
- -------------------------------                   -----------------------------
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

                                [ X ] Yes [ ] No


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of July 31, 1996:

Common Stock, $.10 par value, 77,013,724 shares outstanding
- -----------------------------------------------------------
Class B Common Stock, $.10 Par Value - 7,000,000 shares
- -------------------------------------------------------

                              PUBLIC STORAGE, INC.

                                      INDEX



                                                                           Pages
                                                                           -----
PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Balance Sheets at
          June 30, 1996 and December 31, 1995                                 1

        Condensed Consolidated Statements of Income for the
          Three and Six Months Ended June 30, 1996 and 1995                   2

        Condensed Consolidated Statement of Shareholders' Equity              3

        Condensed Consolidated Statements of Cash Flows
          for Six Months Ended June 30, 1996 and 1995                      4- 5

        Notes to Condensed Consolidated Financial Statements             6 - 14

Item 2. Management's Discussion and Analysis of
          Financial Condition and Results of Operations                 15 - 25

PART II. OTHER INFORMATION (Items 1, 2, 3 , 4 and 5 are not applicable)

Item 6. Exhibits and Reports on Form 8-K                                     26

                              PUBLIC STORAGE, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    (Amounts in thousands, except share data)

                                                                                      June 30,               December 31,
                                                                                        1996                    1995
                                                                                  -----------------       -----------------
                                                                                     (unaudited)

                                     ASSETS
                                     ------

Cash and cash equivalents................................................             $    19,827            $    80,436

Real estate facilities, at cost:

   Land..................................................................                 477,896                382,144
   Buildings.............................................................               1,310,315              1,030,990
                                                                                  -----------------       -----------------
                                                                                        1,788,211              1,413,134
   Accumulated depreciation..............................................                (268,046)              (241,966)
                                                                                  -----------------       -----------------
                                                                                        1,520,165              1,171,168



Investment in real estate entities.......................................                 408,965                416,216
Intangible assets, net...................................................                 226,908                231,562
Mortgage notes receivable from affiliates................................                  25,960                 23,699
Other assets.............................................................                  20,971                 14,380
                                                                                  -----------------       -----------------
              Total assets...............................................             $ 2,222,796            $ 1,937,461
                                                                                  =================       =================


                      LIABILITIES AND SHAREHOLDERS' EQUITY
                      ------------------------------------

Revolving line of credit.................................................             $     5,000           $          -

Notes payable............................................................                 116,070                158,052

Accrued and other liabilities............................................                  36,739                 32,533
                                                                                  -----------------       -----------------
         Total liabilities...............................................                 157,809                190,585

Minority interest........................................................                 125,917                112,373

Commitments and contingencies

Shareholders' equity:

   Preferred Stock, $0.01 par value,  50,000,000 shares  authorized,  13,509,805 shares issued, 13,447,280 outstanding (13,444,100 issued and outstanding at
     December 31, 1995), at liquidation preference:

         Cumulative Preferred Stock, issued in series....................                 618,900                450,150

         Convertible Preferred Stock.....................................                 115,672                 85,970

   Common stock, $0.10 par value, 200,000,000 shares authorized,  77,001,691
     shares issued and outstanding (71,513,799 at December 31, 1995).......                 7,700                  7,152

   Class B Common Stock, $.10 par value, 7,000,000 shares authorized and
     issued..............................................................                     700                    700
   Paid-in capital.......................................................               1,200,813              1,100,088
   Cumulative net income.................................................                 312,951                242,871
   Cumulative distributions paid.........................................                (317,666)              (252,428)
                                                                                  -----------------       -----------------
         Total shareholders' equity......................................               1,939,070              1,634,503
                                                                                  -----------------       -----------------
              Total liabilities and shareholders' equity.................             $ 2,222,796            $ 1,937,461
                                                                                  =================       =================

                             See accompanying notes.

                              PUBLIC STORAGE, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                  (Amounts in thousands, expect per share data)

                                   (Unaudited)

                                                              For the Three Months Ended            For the Six Months Ended
                                                                        June 30,                            June 30,
                                                             ----------------------------        ----------------------------
                                                                 1996              1995              1996               1995
                                                             -------------     -------------     -------------     -------------

       Revenues:
          Rental income
             Mini-warehouse facilities................        $  66,117        $  41,650        $ 124,861          $  79,375
             Business park facilities.................            5,704            4,444           10,669              8,693
          Equity in earnings of real estate entities..            5,479              380           10,090                579
          Facilities management fees..................            3,549                -            7,309                  -
          Interest and other income...................            1,862            1,438            4,309              2,463
                                                             -------------     -------------     -------------     -------------
                                                                 82,711           47,912          157,238             91,110
                                                             -------------     -------------     -------------     -------------

       Expenses:
         Cost of operations:
             Mini-warehouse facilities................           19,485           14,371           37,976             28,117
             Business park facilities.................            2,392            2,164            4,586              4,225
         Cost of facilities management................              547                -            1,175                  -
         Depreciation and amortization ...............           16,142            8,779           30,734             16,926
         General and administrative...................            1,698              645            3,059              1,736
         Advisory fee ................................                -            1,816                -              3,426
         Interest expense.............................            2,232            1,694            4,813              3,214
                                                             -------------     -------------     -------------     -------------
                                                                 42,496           29,469           82,343             57,644
                                                             -------------     -------------     -------------     -------------
       Income before minority interest................           40,215           18,443           74,895             33,466

       Minority interest in income....................           (2,476)          (1,892)          (4,815)            (3,715)
                                                             -------------     -------------     -------------     -------------
       Net income.....................................        $  37,739        $  16,551        $  70,080          $  29,751
                                                             =============     =============     =============     =============

       Net income allocation:
          Allocable to preferred shareholders.........        $  17,896        $   7,332        $  33,062          $  13,308
          Allocable to common shareholders............           19,843            9,219           37,018             16,443
                                                             -------------     -------------     -------------     -------------
                                                              $  37,739        $  16,551        $  70,080          $  29,751
                                                             =============     =============     =============     =============

       Per common share:

       Net income.....................................        $    0.27        $    0.26        $    0.51          $    0.50
                                                             =============     =============     =============     =============
       Weighted average common shares outstanding.....          73,537            34,792           72,749             32,708
                                                             =============     =============     =============     =============

                             See accompanying notes.
                                        2


                              PUBLIC STORAGE, INC.
            CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                     For the Six Months Ended June 30, 1996
                    (Amounts in thousands except share data)

                                   (Unaudited)

                                                                  Preferred Stock                       Class B
                                                                  ---------------
                                                              Cumulative                   Common       Common        Paid-in
                                                                Senior     Convertible      Stock        Stock        Capital
                                                               --------      --------        ------       ------   ----------

Balances at December 31, 1995.........................         $450,150       $85,970        $7,152         $700   $1,100,088

Issuance of Preferred Stock:
     Series H (6,750 shares)..........................          168,750             -             -            -       (5,617)
     Mandatory Convertible, Series CC
     (58,955 shares)..................................                -        58,955             -            -            -

Issuance of Common Stock:
     In connection with mergers (2,238,936 shares)....                -             -           224            -       46,892
     Conversion of Mandatory Convertible
       Participating Preferred Stock into Common
       Stock (1,611,265 shares).......................                -       (28,470)          161            -       27,799
     Conversion of Convertible Preferred Stock into
       Common Stock (52,527 shares)...................                -          (783)            5            -          778
     In connection with a private offering
       (1,500,000 shares).............................                -             -           150            -       30,000
     Other (85,164 shares)............................                -             -             8            -          873

Net income............................................                -             -             -            -            -

Cash distributions:
   Cumulative Senior Preferred Stock..................                -             -             -            -            -
   Mandatory Convertible Preferred Stock, Series CC...                -             -             -            -            -
   8.25% Convertible Preferred Stock..................                -             -             -            -            -
   Mandatory Convertible Participating Preferred
     Stock............................................                -             -             -            -            -
   Common Stock.......................................                -             -             -            -            -
                                                                --------      --------        ------       ------   ----------

Balances at June 30, 1996.............................          $618,900      $115,672        $7,700         $700   $1,200,813
                                                                ========      ========        ======       ======   ==========



                              PUBLIC STORAGE, INC.
            CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                     For the Six Months Ended June 30, 1996
                    (Amounts in thousands except share data)

                                   (Unaudited)

                                                                                                    Total
                                                                 Cumulative     Cumulative      Shareholders'
                                                                 Net Income   Distributions        Equity
                                                                  --------      ---------         ----------

Balances at December 31, 1995.........................            $242,871      $(252,428)       $1,634,503

Issuance of Preferred Stock:
     Series H (6,750 shares)..........................                   -              -           163,133
     Mandatory Convertible, Series CC
     (58,955 shares)..................................                   -              -            58,955

Issuance of Common Stock:
     In connection with mergers (2,238,936 shares)....                   -              -            47,116
     Conversion of Mandatory Convertible
       Participating Preferred Stock into Common
       Stock (1,611,265 shares).......................                   -              -              (510)
     Conversion of Convertible Preferred Stock into
       Common Stock (52,527 shares)...................                   -              -                 -
     In connection with a private offering
       (1,500,000 shares).............................                   -              -            30,150
     Other (85,164 shares)............................                   -              -               881

Net income............................................              70,080              -            70,080

Cash distributions:
   Cumulative Senior Preferred Stock..................                   -        (27,091)           (27,091)
   Mandatory Convertible Preferred Stock, Series CC...                   -         (1,916)            (1,916)
   8.25% Convertible Preferred Stock..................                   -         (2,355)            (2,355)
   Mandatory Convertible Participating Preferred
     Stock............................................                   -         (1,700)            (1,700)
   Common Stock.......................................                   -        (32,176)           (32,176)
                                                                   --------      ---------         ----------

Balances at June 30, 1996.............................             $312,951      $(317,666)        $1,939,070
                                                                   ========      =========         ==========


                             See accompanying notes.

                              PUBLIC STORAGE, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Amounts in thousands)

                                   (Unaudited)

                                                                                               For the Six Months Ended
                                                                                                       June 30,
                                                                                            -------------------------------
                                                                                                1996               1995
                                                                                            -------------     -------------
      Cash flows from operating activities:
         Net income...........................................................               $  70,080         $  29,751
         Adjustments to reconcile  net income to net cash  provided by operating activities:
           Depreciation and amortization (including amortization of
             mortgage notes receivable discounts).............................                  30,687            16,859
           Depreciation included in equity in earnings of real estate entities                   8,826                 -
           Minority interest in income........................................                   4,815             3,715
                                                                                            -------------     -------------



               Total adjustments..............................................                  44,328            20,574
                                                                                            -------------     -------------
                   Net cash provided by operating activities..................                 114,408            50,325
                                                                                            -------------     -------------


      Cash flows from investing activities:
           Principal payments received on mortgage notes receivable from
             affiliates.......................................................                     795               311
           Acquisition of real estate facilities..............................                 (91,500)          (61,980)
           Acquisition cost of business combinations..........................                 (53,706)          (21,427)
           Capital improvements to real estate facilities.....................                  (7,737)           (3,306)
           Construction in process............................................                 (21,173)           (3,400)
           Acquisition of minority interests in consolidated real estate
             partnerships.....................................................                  (4,588)          (10,735)
           Acquisition of mortgage notes receivable...........................                  (3,709)                -
           Acquisition of interests in real estate entities...................                 (70,862)                -
           Other..............................................................                  (6,381)           (1,031)
                                                                                            -------------     -------------
                   Net cash used in investing activities......................                (258,861)         (101,568)
                                                                                            -------------     -------------


      Cash flows from financing activities:
           Net advance (pay downs) on note payable to banks...................                   5,000           (25,447)
           Net proceeds from the issuance of preferred stock..................                 163,133           108,377
           Net proceeds from the issuance of common stock.....................                  31,031            80,340
           Principal payments on mortgage notes payable.......................                 (43,683)           (5,418)
           Distributions paid to shareholders.................................                 (65,238)          (28,194)
           Distributions from operations to minority interests in real estate
             partnerships.....................................................                 (10,524)           (9,107)
           Net reinvestment by minority interests into real estate                                 480             1,151
             partnerships.......................................................
           Other..............................................................                   3,645              (851)
                                                                                            -------------     -------------
                   Net cash provided by financing activities..................                  83,844           120,851
                                                                                            -------------     -------------


      Net (decrease) increase in cash and cash equivalents....................                 (60,609)           69,608

      Cash and cash equivalents at the beginning of the period................                  80,436            20,151
                                                                                            -------------     -------------
      Cash and cash equivalents at the end of the period......................               $  19,827         $  89,759
                                                                                            =============     =============


                             See accompanying notes.
                                        4


                              PUBLIC STORAGE, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Amounts in thousands)

                                   (Unaudited)

                                   (Continued)


                                                                                            For the Six Months Ended
                                                                                                    June 30,
                                                                                            1996                 1995
                                                                                       ---------------      ---------------


      Supplemental schedule of noncash investing and financing activities:
      --------------------------------------------------------------------

       Acquisition of real estate facilities in exchange for the cancellation of mortgage notes  receivable,  the assumption of mortgage notes payable,and
          issuance of common and preferred stock..................................       $    (2,401)         $  (31,191)



       Business combinations:
          Real estate facilities..................................................          (249,044)           (140,775)
          Other assets............................................................            (4,780)             (1,441)
          Accrued and other liabilities...........................................             5,799               6,810
          Minority interest.......................................................            20,139                   -

       Reduction to investment in real estate entities in connection with business
          combinations............................................................            63,308                   -


       Acquisition of partnership interests in real estate entities in exchange
          for common stock........................................................                 -              (4,034)

       Assumption of mortgage notes payable in connection with the acquisition of
          real estate facilities..................................................             1,701              12,127



       Cancellation of mortgage notes receivable in connection with the
          acquisition of real estate facilities...................................               700               8,466

       Issuance of Convertible Preferred Stock....................................            58,955                   -

       Issuance of common stock:
          - in connection with mergers............................................            47,116              99,972
          - to acquire real estate facilities.....................................                 -              10,598
          - to acquire partnership interests in real estate entities..............                 -               4,034
          - in connection with the conversion of Convertible Preferred Stock......            28,743                   -



       Conversion of 8.25% Convertible Preferred Stock............................              (783)                  -

       Conversion of Mandatory Convertible Preferred Stock........................           (28,470)                  -

       Increase in accrued and other liabilities:
          - accrued cash portion of merger costs..................................             4,801              14,007



                             See accompanying notes.
                                        5

                              PUBLIC STORAGE, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 1996


1.   Description of the business
     ----------------------------


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

          The Company invests in real estate facilities primarily through the acquisition of wholly-owned facilities combined with the acquisition of equity interests in real estate entities owning real estate facilities. At June 30, 1996, the Company had direct and indirect equity interests in 1,068 properties located in 37 states, including 1,033 mini-warehouse facilities and 35 business parks. All of these facilities are operated by the Company under the "Public Storage" name. In addition, the Company operates real estate facilities on behalf of various ownership entities, substantially all of which are partnerships and REITs in which the Company has an ownership interest.

2.   Summary of significant accounting policies
     ------------------------------------------

          Basis of presentation
          ---------------------
          The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 1996 are not necessarily indicative of the results that may be expected for the year ended December 31, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1995.

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

          The Company also has equity investments in other affiliated limited partnerships and REITs which principally own mini-warehouse facilities managed by the Company. The Company's ownership interest in such real estate entities is less than 50% of the total equity interest, accordingly, the Company's investments in these real estate entities are accounted for using the equity method.

                              PUBLIC STORAGE, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 1996

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

          Intangible assets
          -----------------
          Intangible assets consist of property management contracts ($165,000,000) and the cost over the fair value of net tangible and identifiable intangible assets ($67,726,000) acquired in the PSMI Merger. Intangible assets are amortized straight-line over 25 years. At June 30, 1996, intangible assets are net of accumulated amortization of $5,818,000 ($1,164,000 at December 31, 1995). Included in depreciation and amortization expense for the three and six months ended June 30, 1996 is $2,327,000 and $4,654,000, respectively, related to the amortization of intangible assets (none for the three and six months ended June 30, 1995).

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

                              PUBLIC STORAGE, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 1996

3.   Business combinations
     ---------------------

          During the first six months of 1996, the Company completed three merger transactions with affiliated public REITs whereby the Company acquired all the outstanding stock of the REITs in exchange for cash and common stock of the Company. The mergers with Public Storage Properties IX, Inc. ("Properties 9") and Public Storage Business Parks, Inc. ("PSBP") were completed on March 26, 1996 and the merger with Storage Properties, Inc. ("SPI") was completed on June 27, 1996. Properties 9 owned and operated 14 mini-warehouses, PSBP owned and operated one business park and SPI owned and operated 7 mini-warehouses. The aggregate acquisition cost of Properties 9 was $47,563,000, consisting of the issuance of common stock - $24,719,000, cash - $9,907,000 and the Company's pre-existing investment in Properties 9 of $12,937,000. The aggregate acquisition cost of PSBP was $11,305,000, consisting of the issuance of common stock - $5,249,000, cash
     - $2,719,000 and the Company's pre-existing investment in PSBP of $3,337,000. The aggregate acquisition cost of SPI was $23,748,000 consisting of the issuance of common stock - $17,148,000, cash - $4,801,000 (included in accrued and other liabilities at June 30, 1996) and the Company's pre-existing investment in SPI of $1,799,000.

          During the second quarter of 1996, the Company acquired all of the limited partnership units of two affiliated partnerships for $58,955,000, consisting of the issuance of the Company's Convertible Preferred Stock, Series CC. The Company's acquisition in one of the partnerships increased its ownership interest in the partnership to 100%, accordingly, the partnership was dissolved and the partnership's 8 mini-warehouse facilities became wholly-owned by the Company. The remaining partnership owns 15 mini-warehouses. During the first quarter of 1996, the Company acquired approximately 64% of the limited partnership units of an affiliated partnership which owns 28 mini-warehouse facilities for approximately $41,080,000 in cash. The acquisition of interests in the two remaining partnerships combined with the Company's existing general partnership interest in the partnerships significantly increased the Company's ownership interest and control of the partnerships and, as a result, the Company began to consolidate the accounts of these partnerships for financial statement purposes.

          Each of the above transactions (mergers and acquisitions of partnership interests) has been accounted for as a purchase; accordingly, allocations of the total acquisition cost to the net assets acquired were made based on the fair value of such assets and liabilities as of the dates of each respective transaction. The fair market values of the assets acquired and liabilities assumed with respect to the transactions are summarized as follows:

                                                  REIT           Partnership
                                                 mergers         acquisitions         Total
                                                 ------------ -------------------   ----------
                                                               (In thousands)


      Real estate facilities.................       $82,234           $166,810       $249,044
      Other assets...........................         3,963                817          4,780
      Accrued and other liabilities..........        (3,581)            (2,218)        (5,799)
      Minority interest......................             -            (20,139)       (20,139)
                                                 ------------ -------------------   ----------
                                                    $82,616           $145,270       $227,886
                                                 ============ ===================   ==========


          The historical operating results of the above business combinations prior to each respective acquisition date have not been included in the Company's historical operating results and on a pro forma basis would not materially effect reported revenues, net income or earnings per common share.

                              PUBLIC STORAGE, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 1996


4.   Real estate facilities
     ----------------------
          Activity in real estate facilities during 1996 consists of the following:

                                                              Number of
                                                             real estate    Net rentable     Net carrying
                                                              facilities     square feet         cost
                                                            ---------------- ------------- ----------------
                                                              (in thousands, except number of facilities)

           Operating facilities:

               Beginning balance - December 31, 1995....            540          32,782      $ 1,163,189
               Property acquisitions:
                  Business combinations..................            73           4,555          249,044
                  Other facilities.......................            17           1,041           93,901
               Development facility......................             1              66            4,577
               Acquisition of minority interest..........             -               -            3,222
               Capital improvements......................             -               -            7,737
               Depreciation expense......................             -               -          (26,080)
                                                            ---------------- ------------- ----------------
               Ending balance - June 30, 1996............           631          38,444        1,495,590
                                                            ---------------- ------------- ----------------
           Construction in progress:
               Beginning balance - December 31, 1995.....             2             120            7,979
               Current development cost..................             9             535           21,173
               Newly opened development facility.........            (1)            (66)          (4,577)
                                                            ---------------- ------------- ----------------
               Ending balance - June 30, 1996............            10             589           24,575
                                                            ---------------- ------------- ----------------

             Total operating and development  cost at June
                30, 1996.................................           641          39,033      $ 1,520,165
                                                            ================ ============= ================

          During the six months ended June 30, 1996, the Company was developing 11 mini-warehouse facilities (655,000 square feet) one of which was completed and commenced operation during March 1996. The Company's policy is to capitalize interest incurred on debt during the course of construction of its mini-warehouse facilities. Interest capitalized during the three and six months ended June 30, 1996, was $403,000 and $597,000, respectively.

5.   Investment in real estate entities
     -----------------------------------

          The Company's investment in real estate entities at June 30, 1996, generally consists of limited and general partnership interests in approximately 42 affiliated partnerships and common stock in 13 affiliated REITs. Such interests consist generally of ownership interests ranging from 15% to 45% and are accounted for using the equity method of accounting. Accordingly, earnings are recognized based upon the Company's ownership interest in each of these entities. Provisions of the agreements of the partnerships and REITs provide for the payment of preferred cash distributions to certain investors in the entity (until certain specified amounts have been paid) without regard to the pro rata interest of investors in current earnings. The Company's ownership interests in such entities generally represents interests which are not entitled to these preferred cash distributions.


          During the three and six months ended June 30, 1996, the Company recognized earnings from its investments of $5,479,000 and $10,090,000, respectively, and received cash distributions totaling $3,514,000 and $7,140,000, respectively. Included in equity in earnings of real estate entities for the three and six months ended June 30, 1996 is the Company's share of depreciation expense totaling $4,332,000 and $8,826,000 (including amortization totaling $1,958,000 and $4,052,000, respectively, representing the amortization of the Company's cost basis over the underlying book value of the Company's equity interest in each of the entities).

                              PUBLIC STORAGE, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 1996


          During 1996, in connection with business combinations (Note 3) the Company reduced its investment in affiliated entities by approximately $63.3 million. The Company's pre-existing investment in three REITs which were merged into the Company totaling $18,073,000 was eliminated and included as part of the purchase price allocation with respect to the net assets acquired by the Company. In addition, during 1996, the Company acquired limited partnership interests in three affiliated limited partnerships. As a result of these acquisitions, the Company's ownership interest in one of the partnerships increased to 100%, accordingly, the partnership was liquidated into the Company. The Company's pre-existing investment in the partnership ($5,807,000) was eliminated and included as part of the purchase price allocation with respect to the net assets acquired by the Company. The Company's ownership interest in the remaining two partnerships increased from less than 50% at December 31, 1995 to over 70%. As a result of the Company's significant ownership interest and control in these two partnerships, the Company began to consolidate the accounts of the partnerships and the Company's aggregate investment ($39,428,000 ) was eliminated in consolidation.

6.   Mortgage notes receivable from affiliates
     -----------------------------------------

          At June 30, 1996, mortgage notes receivable balance of $25,960,000 is net of related discounts totaling $356,000. The mortgage notes bear interest at stated rates ranging from 7.4% to 14.0% and are secured by 14 mini-warehouse facilities owned by affiliated partnerships. All of the notes are current as to the payment of principal and interest.

          During the first six months of 1996, the Company canceled mortgage notes which had a net carrying value of $700,000 as part of the acquisition cost of the underlying real estate facility securing the mortgage note.

7.   Minority interest
     -----------------


          The Company classifies ownership interests other than its own in the net assets of each of the Consolidated Partnerships as minority interest on the Company's consolidated financial statements. Minority interest in income consists of such outsiders' share of the operating results of the Company relating to the consolidated operations of the Consolidated Partnerships.

          During 1996, in connection with business combinations (Notes 3 and 5) the Company began to consolidate the accounts of two partnerships. As a result, minority interest was increased by $20,139,000, representing the remaining partners' equity interests in the aggregate net assets of the two partnerships.

          During 1996, the Company acquired additional limited partnership interests in existing Consolidated Partnerships for an aggregate cost of $4,588,000. These transactions had the effect of reducing minority interest by approximately $1,366,000 (the historical book value of such interests in the underlying net assets of the partnerships). The excess of the underlying book value over cost ($3,222,000) has been allocated to real estate facilities in consolidation.

                              PUBLIC STORAGE, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 1996


8.   Shareholders' equity
     --------------------

          Preferred stock
          ---------------
          At June 30, 1996 and December 31, 1995, the Company had the following series of Preferred Stock outstanding:

                                                                       Shares Outstanding                 Liquidation Amount
                                                                   --------------------------          ----------------------------
                                                    Dividend       June 30,      December 31,          June 30,       December 31,
                           Series                      Rate          1996            1995                1996             1995
- ---------------------------------------------  ----------------  --------------  --------------   -----------------  --------------
           Series A                                     10.00%      1,825,000       1,825,000       $  45,625,000      $ 45,625,000
           Series B                                      9.20%      2,386,000       2,386,000          59,650,000        59,650,000
           Series C                                 Adjustable      1,200,000       1,200,000          30,000,000        30,000,000
           Series D                                      9.50%      1,200,000       1,200,000          30,000,000        30,000,000
           Series E                                     10.00%      2,195,000       2,195,000          54,875,000        54,875,000
           Series F                                      9.75%      2,300,000       2,300,000          57,500,000        57,500,000
           Series G                                     8.875%          6,900           6,900         172,500,000       172,500,000
           Series H                                      8.45%          6,750               -         168,750,000                 -
                                                                 --------------  --------------   -----------------  --------------
             Senior Preferred Stock totals                         11,119,650      11,112,900         618,900,000       450,150,000
                                                                 --------------  --------------   -----------------  --------------



           Convertible                                   8.25%      2,268,675       2,300,000          56,717,000        57,500,000
           Mandatory Convertible - Series CC            13.00%         58,955               -          58,955,000                 -
           Mandatory Convertible Participating        Variable              -          31,200                   -        28,470,000
                                                                 --------------  --------------   -----------------  --------------
             Convertible Preferred Stock totals                     2,327,630       2,331,200         115,672,000        85,970,000
                                                                 --------------  --------------   -----------------  --------------

                                                                   13,447,280      13,444,100        $734,572,000      $536,120,000
                                                                 ==============  ==============   =================  ==============

          On January 25, 1996, the Company issued 6,750,000 depository shares (depository shares, each representing 1/1,000 of a share) of its 8.45% Series H Preferred Stock raising net proceeds of approximately $163.1 million.

          In April 1996, in connection with the acquisition of limited partnership interests (Note 3), the Company issued $58,955,000 (58,955 shares) of its Mandatory Convertible Preferred Stock, Series CC (the "Series CC Preferred Stock"). The Series CC Preferred Stock ranks junior to the Company's Cumulative Senior Preferred Stock with respect to general preference rights and has a liquidation value of $1,000 per share. Other significant terms of the Series CC Preferred Stock include: (i) quarterly distributions equal to $32.50 per share, (ii) conversion, at anytime at the option of the holder, into common stock of the Company at a conversion price of $28.56 or 35.014 shares of common stock for each share of Series CC Preferred Stock, and (iii) automatic conversion into common stock of the Company on March 31, 2000 at the conversion price described above.

          The Series A, Series B, Series C, Series D, Series E, Series F, Series G, and Series H (collectively the "Cumulative Senior Preferred Stock") have general preference rights with respect to liquidation and quarterly distributions. With respect to the payment of dividends and amounts upon liquidation, all of the Company's Convertible Preferred Stock ranks junior to the Cumulative Senior Preferred Stock and any other shares of preferred stock of the Company ranking on a parity with or senior to the Cumulative Senior Preferred Stock. The Convertible Preferred Stock ranks senior to the common stock, any additional class of common stock and any series of preferred stock expressly made junior to the Convertible Preferred Stock.

          During the second quarter of 1996, the Mandatory Convertible Participating Preferred Stock was exchanged into 1,611,265 shares of common stock. Costs incurred in connection with the exchange have been charged to Additional Paid in Capital.

          The Convertible Preferred Stock is convertible at any time at the option of the holders of such stock into shares of the Company's common stock at a conversion rate of 1.6835 shares of common stock for each share of Convertible Preferred Stock, subject to adjustment in certain circumstances. During the first six months of 1996, at the option of shareholders, a total of 31,325 shares ($783,000 liquidation amount) of Convertible Preferred Stock were converted into 52,527 common shares.

          Common stock
          ------------
          During 1996, the Company issued shares of its common as follows: (i) 2,238,936 shares ($47,116,000) in connection with the mergers, (ii) 52,527 shares ($783,000) in connection with the conversion of Convertible Preferred Stock into common stock, (iii) 1,500,000 shares ($30,150,000) in connection with an offering to institutional investors, (iv) 1,611,265 shares ($28,470,000) in connection with the conversion of the Mandatory Convertible Preferred Stock, and (v) 85,164 shares ($881,000) in connection with exercise of stock options. The shares of common stock issued in connection with the mergers were issued at the prevailing market price at the time of issuance.

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

          For these purposes, FFO means net income (loss) (computed in accordance with generally accepted accounting principles) before (i) gain
     (loss) on early extinguishment of debt, (ii) minority interest in income and (iii) gain (loss) on disposition of real estate, adjusted as follows:
     (i) plus depreciation and amortization (including the Company's pro-rata share of depreciation and amortization of unconsolidated equity interests and amortization of assets acquired in the Merger, including property management agreements and goodwill), and (ii) less FFO attributable to minority interest.

          For these purposes, FFO per Common Share means FFO less preferred stock dividends (other than dividends on convertible preferred stock) divided by the outstanding weighted average shares of Common Stock assuming conversion of all outstanding convertible securities and the Class B Common Stock.

          For these purposes, FFO per share of Common Stock (as defined) was $1.78 for the four consecutive calendar quarters ended June 30, 1996.

                              PUBLIC STORAGE, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 1996


          Dividends
          ---------
          The following summarizes dividends paid during the first six months of 1996:

                                                    For the Six Months Ended
                                                          June 30, 1996
                                          --------------------------------------
                                         Distributions Per
                                               Share or
                                          Depository Share   Total Distributions
                                          ----------------   -------------------

     Series A                                  $  1.250            $  2,282,000
     Series B                                  $  1.150               2,744,000
     Series C                                  $  0.874               1,048,000
     Series D                                  $  1.188               1,426,000
     Series E                                  $  1.250               2,744,000
     Series F                                  $  1.218               2,803,000
     Series G                                  $  1.094               7,825,000
     Series H                                  $  0.921               6,219,000
     Convertible                               $  1.031               2,355,000
     Series CC                                 $ 32.500               1,916,000
     Mandatory Convertible Participating       $ 54.490               1,700,000
                                                                    ------------
                                                                     33,062,000

     Common                                    $  0.440              32,176,000
                                                                    -----------

                                                                    $65,238,000
                                                                    ===========

          The dividend rate on the Series C Preferred Stock for the first and second quarters of 1996 was equal to 6.75% and 7.24%, respectively, per annum. The dividend rate per annum will be adjusted quarterly and will be equal to the highest of one of three U.S. Treasury indices (Treasury Bill Rate, Ten Year Constant Maturity Rate, and Thirty Year Constant Maturity
     Rate) multiplied by 110%. However, the dividend rate for any dividend period will not be less than 6.75% per annum nor greater than 10.75%. The dividend rate for the quarter ending September 30, 1996 will be equal to 7.77% per annum.

          Dividends on the Series H shares (issued January 25, 1996) and the Series CC shares (issued April 1, 1996) have been pro-rated from the date issued.

          The Mandatory Convertible Participating Preferred Stock was issued in connection with the acquisition of all of the limited partnership interests in a real estate limited partnership in 1995. Dividends with respect to the Mandatory Convertible Participating Preferred Stock varied depending on operating results of the underlying real estate facilities of the partnership. During June 1996, the Mandatory Convertible Participating Preferred Stock was exchanged for common stock of the Company.

9.   Proposed mergers and property acquisitions
     ------------------------------------------

          In June 1996,  the  Company  and  Public  Storage  Properties  X, Inc.
     ("Properties 10"), an affiliated publicly traded equity real estate investment trust, agreed, subject to certain conditions, to merge. Upon the merger, each outstanding share of Properties 10 common stock (other than shares held by the Company) would be converted, at the election of the shareholders of Properties 10, into either shares of the Company's common stock with a market value of $20.92 or, with respect to up to 20% of the Properties 10 common stock, $20.92 in cash. Properties 10 has 2,157,484 outstanding shares (the Company owns 452,094 shares) of common stock and an estimated value of $45.1 million. The shares of Properties 10 held by the Company will be canceled in the merger. The merger agreement is conditioned on approval by the shareholders of Properties 10. Properties 10 owns 17 properties: 16 mini-warehouses (858,000 square feet) and one business park (105,000 square feet). The Company expects that if approved the merger would be completed by September 30, 1996.

                              PUBLIC STORAGE, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 1996

          Additionally, in June 1996, the Company and Public Storage Properties XII, Inc. ("Properties 12"), a publicly traded equity real estate investment trust, agreed, subject to certain conditions, to merge. The estimated value of the merger is approximately of $50.8 million. Properties 12 has 1,730,099 outstanding shares of common stock series A, 184,453 outstanding shares of common stock series B, and 522,618 outstanding shares of common stock series C. The Company owns 29,300 shares of common stock series A, 114,952 shares of common stock series B, and 358,934 shares of common stock series C. Upon completion of the merger, each outstanding share of common stock series A of Properties 12 (other than shares held by the Company) would be converted, at the election of the shareholders of Properties 12, into either shares of the Company's common stock with a market value of $22.34 or, with respect to up to 20% of the Properties 12 common stock series A, $22.34 in cash. In addition, each share of Properties 12 common stock series B and C (other than shares held by the Company) will be converted into the right to receive $17.95 in the Company's common stock, plus the estimated required REIT distributions attributable to the Properties 12 common stock series B of $1.07 per share The shares of Properties 12 common stock series A, B and C held by the Company will be canceled in the merger. The merger is conditioned on approval by the shareholders of Properties 12. Properties 12 owns 13 properties: 11 mini-warehouses (722,000 square feet) and two business parks (127,000 square feet). The Company expects that if approved the merger would be completed by September 30, 1996.

          The Company has agreements in principle to acquire 23 mini-warehouses (2,650,000 square feet) and 10 business park facilities (719,000 square feet) from five limited partnerships which are not affiliated with the Company. The Company currently manages on behalf of four of the partnerships an aggregate of 16 mini-warehouses and 10 business parks. The acquisition of the real estate assets from each of the limited partnerships is subject to certain conditions, including the approval of the limited partners in each of the partnerships. The aggregate acquisition cost is approximately $79.9 million.

Management's Discussion and Analysis of Financial Condition and Results of
- --------------------------------------------------------------------------
Operations
- ----------

          OVERVIEW: Since the beginning of fiscal 1995, the Company completed a number of transactions which have significantly affected the financial complexion of the Company.

     * On November 16, 1995, the Company completed a merger transaction with Public Storage Management, Inc. ("PSMI") with an aggregate cost of $549.3 million (the "PSMI Merger"). In the PSMI Merger, the Company acquired all the real estate operations of PSMI, principally including
          (i) general and limited partnership interests in 47 limited partnerships owning an aggregate of 286 mini-warehouses, (ii) shares of common stock in 16 REITs owning an aggregate of 218 mini-warehouses and 14 commercial properties (three of which have subsequently merged with the Company), (iii) property management contracts, exclusive of facilities owned by the Company, for 563 mini-warehouses and through ownership of 95% economic interest in a subsidiary, 24 commercial properties and (iv) a 95% economic interest in another subsidiary that currently sells locks and boxes in mini-warehouses operated by the Company.

     * Since January 1, 1995, the Company completed five mergers with affiliated REITs, two in 1995 with an aggregate cost of $135.4 million and three in 1996 with an aggregate cost of $82.6 million.

     * From January 1, 1995 through June 30, 1996, through various mergers and acquisitions the number of real estate facilities included in the Company's consolidated financial statements has increased from 387 at the beginning of 1995 to facilities to 631 facilities at June 30, 1996.

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

          At June 30, 1996 the Company's investment portfolio consists of (i) wholly-owned properties owned by the Company, (ii) properties owned by real estate partnerships in which the Company has significant ownership interests (the "Consolidated Partnerships"), and (iii) properties owned by real estate entities (partnership and REITs) in which the Company's ownership interest and control are not sufficient to warrant the
     consolidation  of  such  entities  (the  "Unconsolidated   Entities").  The
     following table summarizes the Company's investment in real estate facilities as of June 30, 1996:


                                                           Number of Facilities in which the       Net Rentable Square Footage
                                                           Company has an ownership interest              (in thousands)
                                                           ---------------------------------    -------------------------------

                                                            Mini-       Business                   Mini-     Business
                                                          warehouses      Parks       Total     warehouses     Parks      Total
                                                          ----------      -----       -----     ----------     -----      -----

            Wholly-owned facilities....................        317            8         325        19,092        645      19,737
            Facilities     owned    by     Consolidated
              Partnerships.............................        292           14         306        17,155      1,552      18,707
                                                          ----------      -----       -----     ----------     -----      -----

                Total consolidated facilities..........        609           22         631        36,247      2,197      38,444

            Facilities owned by Unconsolidated Entities        424           13         437        25,557        906      26,463
                                                          ----------      -----       -----     ----------     -----      ------

                Total facilities in which the Company
                  has an ownership interest ...........      1,033           35       1,068        61,804      3,103      64,907
                                                          ==========      =====       =====     ==========     =====      ======


                                       15

          Results of Operations
          ---------------------

          Net income for the three months ended June 30, 1996 was $37,739,000 compared to $16,551,000 for the same period in 1995, representing an increase of $21,188,000. Net income allocable to common shareholders increased to $19,843,000 for the three months ended June 30, 1996 from $9,219,000 for the three months ended June 30, 1995. The increases in net income and net income allocable to common shareholders were primarily the result of improved property operations, the acquisition of additional real estate facilities during 1996 and 1995, and the acquisition of additional partnership interests during 1996 and 1995. Net income per common share was $0.27 per share (based on weighted average shares outstanding of 73,537,000) for the three months ended June 30, 1996 compared to $0.26 per share (based on weighted average shares outstanding of 34,792,000) for the same period in 1995.

          Net income for the six months ended June 30, 1996 was $70,080,000 compared to $29,751,000 for the same period in 1995, representing an increase  of  $40,329,000.  Net  income  allocable  to common  shareholders increased to $37,018,000 for the six months ended June 30, 1996 from $16,443,000 for the six months ended June 30, 1995. The increases in net income and net income allocable to common shareholders were primarily the result of improved property operations, the acquisition of additional real estate facilities during 1996 and 1995, and the acquisition of additional partnership interests during 1996 and 1995. Net income per common share was $0.51 per share (based on weighted average shares outstanding of 72,749,000) for the six months ended June 30, 1996 compared to $0.50 per share (based on weighted average shares outstanding of 32,708,000) for the same period in 1995.

          PROPERTY OPERATIONS: Rental income and cost of operations has increased significantly for the three and six months ended June 30, 1996 compared to the same periods in 1995. The following table summarizes the operating results of the Company's mini-warehouse and business park operations for the three and six months ended June 30, 1996 and 1995:

                                               Three months                                    Six months
                                               ended June 30,                                ended June 30,
                                           --------------------                         --------------------
                                             1996          1995        Change              1996           1995       Change
                                           --------       --------     --------        --------        --------     --------
                                                                  (dollar amounts in thousands)

          Rental income:
              Mini-warehouse........       $66,117        $41,650      58.7%          $124,861         $79,375      57.3%
              Business park.........         5,704          4,444      28.4%            10,669           8,693      22.7%
                                           --------       --------     --------        --------        --------     --------
                                            71,821         46,094      55.8%           135,530          88,068      53.9%
                                           --------       --------     --------        --------        --------     --------
          Cost of operations:
              Mini-warehouse........        19,485         14,371      35.6%            37,976          28,117      35.1%
              Business park.........         2,392          2,164      10.5%             4,586           4,225       8.5%
                                           --------       --------     --------        --------        --------     --------
                                            21,877         16,535      32.3%            42,562          32,342      31.6%
                                           --------       --------     --------        --------        --------     --------
          Net operating income:
              Mini-warehouse........        46,632         27,279      70.9%            86,885          51,258      69.5%
              Business park.........         3,312          2,280      45.3%             6,083           4,468      36.1%
                                           --------       --------     --------        --------        --------     --------
                                           $49,944        $29,559      69.0%           $92,968         $55,726      66.8%
                                           ========       ========     ========        ========        ========     ========

          Gross profit margin (a):
              Mini-warehouse........        70.5%         65.5%         7.6%            69.6%          64.6%         7.7%
              Business park.........        58.1%         51.3%        13.3%            57.0%          51.4%        10.9%

          Number of facilities (at
           the end of the period):
              Mini-warehouse........          609            470       29.6%              609             470       29.6%
              Business park.........           22             20       10.0%               22              20      10.0%

          (a) Gross profit margins are equal to net operating income divided by rental income.

          This increase in property operations for each of the three and six months ended June 30, 1996 compared to the same periods in 1995 are principally the result of the Company's merger and acquisition activities throughout 1995 and 1996. As a result of these activities, the number of facilities included in the Company's consolidated financial statements has increased from 490 at the end of June 30, 1995 to 631 at the end of June 30, 1996.

          The Company's mini-warehouse operations account for over 90% of the total property operations and represents the largest comparison variances from period to period. As a result the following table is presented to further illustrate variances from period to period by (i) comparing the operating results of mini-warehouse facilities which were owned by the Company throughout 1995 and 1996 and (ii) outlining operating results for those mini-warehouse facilities which were acquired by the Company in 1995 and 1996 whereby the operations represent partial results from the date the facility was acquired through the end of the period.

          Summary of Mini-warehouse operations
          ------------------------------------

                                             Three months ended June 30,                     Six months ended June 30,
                                             ---------------------------                     ---------------------------
                                               1996           1995       Change                1996           1995       Change
                                             ---------      --------    --------             ---------      --------    --------
                                                                      (dollar amounts in thousands)

          Rental income:
              Pre-1995 acquisitions.........  $39,077        $37,476         4.3%             $76,980      $73,890        4.2%
              1995 and 1996 acquisitions....   27,040          4,174       547.8%              47,881        5,485      772.9%
                                             ---------      --------    --------             ---------      --------    --------
                                               66,117         41,650        58.7%             124,861       79,375       57.3%
                                             ---------      --------    --------             ---------      --------    --------
          Cost of operations:
              Pre-1995 acquisitions.........   11,585         13,003       (10.9%)             23,701       26,324      (10.0%)
              1995 and 1996 acquisitions....    7,900          1,368       477.5%              14,275        1,793      696.2%
                                             ---------      --------    --------             ---------      --------    --------
                                               19,485         14,371        35.6%              37,976       28,117       35.1%
                                             ---------      --------    --------             ---------      --------    --------
          Net operating income:
              Pre-1995 acquisitions.........   27,492         24,473        12.3%              53,279       47,566       12.0%
              1995 and 1996 acquisitions....   19,140          2,806       582.1%              33,606        3,692      810.2%
                                             ---------      --------    --------             ---------      --------    --------
                                              $46,632        $27,279        70.9%             $86,885      $51,258       69.5%
                                             =========      ========    ========             =========     =========    ========

          Net rentable square feet (at the
           end of the period):
              Pre-1995 acquisitions.........   22,106         22,106          -%               22,106        22,106         -%
              1995 and 1996 acquisitions....   14,141          3,274       331.9%              14,141         3,274     331.9%

          Number of facilities (at the
           end of the period):
              Pre-1995 acquisitions.........      375           375            -%                  375          375        -%
              1995 and 1996 acquisitions....      234            95        146.3%                  234           95    146.3%

          Pre-1995 acquisitions:
          ----------------------
              Realized rent per occupied
               square foot..................    $0.66           $0.64        3.1%                $0.66        $0.64       3.1%
              Weighted average occupancy
               for the period...............     91.3%          90.1%        1.3%                90.2%        89.4%       0.9%


          The increases in rental income for the pre-1995 acquisitions for the three and six months ending June 30, 1996 compared to the same periods in 1995 are due to increasing realized rent per occupied square foot combined with an increased weighted average occupancy level.

          The decreases in cost of operations for the pre-1995 acquisitions for the three and six months ended June 30, 1996 compared to the same period in 1995 is principally the result of decreased property management fees. Prior to the PSMI Merger in November, 1995, the Company's mini-warehouse facilities were managed by PSMI for a fee. Fees from managing the Company's mini-warehouse facilities totaled $2.5 million and $4.8 million for the three and six months ended June 30, 1995, respectively, and are included in cost of operations ($2.2 million and $4.4 million, respectively, relate to pre-1995 acquisitions). As a result of the PSMI Merger, the Company became self-managed and no longer incurs property management fees for the outside management of its facilities. The Company, however, now incurs operating costs relating to its own personnel managing the facilities which for the three and six months ending June 30, 1996 totaled $522,000 and $1,052,000, respectively ($307,000 and $649,000, respectively, relate to pre-1995 acquisitions).

          Equity in earnings of real estate entities: Equity in earnings of real estate entities was $5,479,000 and $380,000 for the three months ended June 30, 1996 and 1995, respectively. Equity in earnings of real estate entities was $10,090,000 and $579,000 for the six months ended June 30, 1996 and 1995, respectively.


          For the 1995 periods, equity in earnings of real estate entities principally consists of earnings from partnerships which are now consolidated with the Company and, accordingly, are no longer included in equity in earnings of real estate entities in 1996. The 1996 earnings principally consists of earnings related to the interests acquired pursuant to the PSMI Merger. The Company currently has ownership interests in 42 limited partnerships and 13 REITs (collectively the "Unconsolidated Entities"). The Company's ownership interest in these entities ranges from 15% to 45%, but generally averages approximately 30%. Due to the Company's limited ownership interest and control of these entities, the Company does not consolidate the accounts of these entities for financial reporting purposes.

          Equity in earnings of real estate entities for three and six months ended June 30, 1996 consists of the Company's pro rata share of earnings (including the Company's share of depreciation expense - $2,374,000 and $4,774,000, respectively) of the Unconsolidated Entities based upon the Company's ownership interest in each for the period. In addition, equity in earnings of real estate entities for three and six months ended June 30, 1996 includes amortization totaling $1,958,000 and $4,052,000, respectively, representing the amortization of the Company's cost basis over the underlying book value of the Company's equity interest in each of the entities.

          Similar to the Company, the Unconsolidated Entities generate substantially all of their income from their ownership of mini-warehouse facilities. In the aggregate, the Unconsolidated Entities own a total of 437 facilities at June 30, 1996, including 424 mini-warehouse facilities. The following table summarizes operating data of the mini-warehouse facilities owned by the Unconsolidated Entities:

                                                                  For the Three Months           For the Six Months
                                                                     Ended June 30,                Ended June 30,
                                                               ---------------------------    ---------------------------
                                                                    1996           1995          1996           1995
                                                               -----------      -----------   -----------    -----------
               Percentage change over prior period:
                  Rental income                                       5.7%          5.7%          5.5%            6.0%
                  Cost of operations (a)                              3.4%          1.5%          5.7%            1.4%
                  Net operating income                                6.9%          8.1%          5.4%            8.6%

               Realized rent per occupied square foot.......         $0.76          $0.73         $0.76          $0.73
               Weighted average occupancy for the period....         92.2%          90.8%         90.9%          89.7%


          (a) includes property management fees for each of the periods presented.


          The following summarizes combined operating data with respect to the Unconsolidated Entities for the six months ended June 30, 1996:

           Rental income......................................     $108,136,000
           Total revenues.....................................      109,023,000
           Cost of operations.................................       38,894,000
           Depreciation.......................................       17,104,000
           Net income.........................................       45,682,000

          The Company has in the past, and may continue to seek to acquire in the future, real estate facilities owned by the Unconsolidated Entities. During 1996, the Company made several acquisitions of entities which were included in Unconsolidated Entities at December 31, 1995: (i) the Company acquired a significant interest in a partnership and as a result began to consolidate the accounts of the partnership as of January 1, 1996, (ii) on March 26, 1996, pursuant to mergers, the Company acquired the net assets of two affiliated REITs and on June 28, 1996 a similar merger was completed with another affiliated REIT, and (iii) in April 1996, the Company acquired all of the limited partnership interest in two partnerships which as of April 1, 1996 have been consolidated with the Company.


          Property Management Operations: In connection with the PSMI Merger, the Company acquired property management contracts for mini-warehouse facilities owned by affiliated entities and third party owners. In addition, the Company acquired a 95% economic interest in a subsidiary which manages commercial properties. These facilities constitute all of the United States mini-warehouses and business parks doing business under the "Public Storage" name and all those in which the Company has an interest, which include all the facilities owned by the Consolidated Partnerships, Unconsolidated Entities, and 75 facilities owned by third parties in which the Company has no equity interest.

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

          During the three months ended June 30, 1996, the Company's property management operations generated net operating income of $3,002,000 on revenues of $3,549,000 and expenses of $547,000. During the six months ended June 30, 1996, the Company's property management operations generated net operating income of $6,134,000 on revenues of $7,309,000 and expenses of $1,175,000. Because the Company has significant ownership interests in all but 75 of the facilities it manages, the revenues generated from its property management operations are generally predictable and are dependent upon the future growth of rental income for those facilities the Company manages.

          As noted above, the Company has in the past, and may continue to seek to acquire in the future, real estate facilities owned by the Unconsolidated Entities. Acquisitions of such facilities will have the affect of reducing management fee income with a corresponding reduction in the cost of property operations.

          Interest  and  other  income:  Interest  and  other  income  increased
     $424,000, to $1,862,000 for the three months ended June 30, 1996 from $1,438,000 for the same period in 1995. Interest and other income increased $1,846,000, to $4,309,000 for the six months ended June 30, 1996 from $2,463,000 for the same period in 1995.

          Interest and other income principally consists of interest earned on cash balances and interest related to mortgage notes receivable. The increase in interest income for the three and six months ended June 30, 1996 compared to the same periods in 1995 is primarily due to interest income on excess cash balances. From mid December 1995 through late January 1996, the Company, through two equity offerings, raised net proceeds of approximately $330 million. Due to the timing to invest these proceeds into real estate assets, cash balances in interest bearing accounts during the three and six months ended June 30, 1996 on average were approximately $36 million and $80 million, respectively.

          Depreciation and amortization: Depreciation and amortization expense has increased from $8,779,000 for the three months ended June 30, 1995 to $16,142,000 for the same period in 1996. Depreciation and amortization expense has increased from $16,926,000 for the six months ended June 30, 1995 to $30,734,000 for the same period in 1996.

          These increases are principally due to the acquisition of additional real estate facilities during 1995 and 1996 combined with amortization of intangible assets acquired in connection with the PSMI Merger. Amortization expense with respect to intangible assets acquired in the PSMI Merger totaled $2,327,000 and $4,654,000 for the three and six months ended June 30, 1996, respectively (none for the periods in 1995).

          General and administrative expense: General and administrative expense was $1,698,000 for the three months ended June 30, 1996 and $645,000 the same period in 1995. General and administrative expense was $3,059,000 for the six months ended June 30, 1996 and $1,736,000 the same period in 1995.

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

          Advisory fee: During 1995, the Company's day-to-day operations were performed by an adviser for a contractual fee which during the three and six months ended June 30, 1995 amounted to $1,816,000 and $3,426,000, respectively. Pursuant to the PSMI Merger, effective November 16, 1995, the Company became self-advised and as a result will no longer incur advisory fees.

          Minority interest in income: Minority interest in income represents the income allocable to equity interests in the Consolidated Partnerships which are not owned by the Company. Minority interest in income for the three months ended June 30, 1996 was $2,476,000 compared to $1,892,000 for the same period in 1995, representing an increase of $584,000. This increase is principally the result of the consolidation of additional partnerships (and corresponding increase in minority interest) during the first and second quarters of 1996. In determining income allocable to the minority interest for the three months ended June 30, 1996 and 1995, consolidated depreciation and amortization expense of approximately $2,808,000 and $2,619,000, respectively, was allocated to the minority interest.

          Minority interest in income for the six months ended June 30, 1996 was $4,815,000 compared to $3,715,000 for the same period in 1995, representing an increase of $1,100,000. Similar to the second quarter comparisons, this increase is principally a result of the consolidation of additional partnerships. In determining income allocable to the minority interest for the six months ended June 30, 1996 and 1995, consolidated depreciation and amortization expense of approximately $5,709,000, and $5,392,000, respectively, was allocated to the minority interest.

     Liquidity and Capital Resources
     -------------------------------

          The Company has operated and intends to continue to operate in a self-sufficient manner without reliance on external sources of financing to fund its ongoing operating needs. The Company believes that funds internally generated from ongoing operations will continue to be sufficient to enable it to meet its operating expenses, capital improvements, debt service requirements and distributions to shareholders for the foreseeable future. Over the past six years, funds internally generated from ongoing operations were in excess of the Company's operating needs, allowing the Company to retain cash flow, which it used to invest in the acquisition of additional real estate investments or make optional principal repayments on debt.

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

          Internally Generated Cash Flows: The Company believes that important measures of its performance as well as its liquidity are cash provided by operations and funds from operations ("FFO").

          Net cash provided by operations (as determined in accordance with generally accepted accounting principles) reflects the cash generated from the Company's business before distributions to various equity holders, including the preferred shareholders, capital expenditures or mandatory principal payments on debt. Net cash provided by operations has increased to $114,408,000 from $50,325,000 for the six months ended June 30, 1996 and 1995, respectively

          The following table summarizes the Company's ability to pay the minority interests' distributions, its dividends to the preferred shareholders and capital improvements to maintain the facilities through the use of cash provided by operating activities. The remaining cash flow is available to the Company to make both scheduled and optional principal payments on debt, pay distributions to common shareholders and for reinvestment.


                                                                                For the Six Months Ended June 30,
                                                                                ---------------------------------
                                                                                      1996               1995
                                                                                ---------------       -----------
                                                                                           (in thousands)


     Net Income............................................................           $70,080           $29,751
     Depreciation and amortization.........................................            30,734            16,926
     Depreciation from unconsolidated real estate investments..............             8,826                 -
     Minority interest in income...........................................             4,815             3,715
     Amortization of discounts on mortgage notes receivable................               (47)              (67)
                                                                                ---------------       -----------
           Net cash provided by operating activities.......................           114,408            50,325


     Distributions from operations to minority interests (funds from
       operations allocable to minority interests).........................           (10,524)           (9,107)
                                                                                ---------------       -----------
     Cash from operations/FFO available to the Company's shareholders......           103,884            41,218


       Less: preferred stock dividends.....................................           (33,062)          (13,308)
                                                                                ---------------       -----------

     Cash from operations/FFO available to common shareholders.............            70,822            27,910
     Capital improvements to maintain facilities:
       Mini-warehouses.....................................................            (6,327)           (2,397)
       Business parks......................................................            (1,410)             (909)
     Add back: minority interest share of capital improvements.............             1,480               859
                                                                                ---------------       -----------

     Funds available for principal payments on debt, common dividends
       and reinvestment....................................................            64,565            25,463
     Cash distributions to common shareholders.............................           (32,176)          (14,886)
                                                                                ---------------       -----------

     Funds available for principal payments on debt and investment.........           $32,389           $10,577
                                                                                ===============       ===========

          See the consolidated statements of cash flows for the six months ended June 30, 1996 and 1995 for additional information regarding the Company's investing and financing activities.

          FFO increased to $103,884,000 for the six months ended June 30, 1996 compared to $41,218,000 for the same period in 1995. FFO applicable to the common shareholders (after deducting preferred stock dividends) increased to $70,822,000 for the six months ended June 30, 1996 compared to $27,910,000 for the same period in 1995. FFO is used by many financial analysts in evaluating REITs. The Company defines FFO as net income (loss) (computed in accordance with GAAP) before (i) gain (loss) on disposition of real estate, adjusted as follows: (i) plus depreciation and amortization, and (ii) less FFO attributable to minority interest. The National Association of Real Estate Investment Trusts, Inc. ("NAREIT") definition of FFO does not specifically address the treatment of minority interest in the determination of FFO. In the case of the Company, FFO represents amounts attributable to its shareholders after deducting amounts attributable to the minority interests. FFO does not take into consideration scheduled principal payments on debt, capital improvements, distributions and other obligations of the Company. Accordingly, FFO is a supplemental performance measure and is not a substitute for the Company's cash flow or net income (as discussed above) as a measure of the Company's liquidity or operating performance.

          The Company accounts for the Unconsolidated Entities using the equity method of accounting, and accordingly, earnings are recognized based upon the Company's economic interest in each of the partnerships and REITs. Provisions of the agreements of these partnerships and REITs provide for the payment of preferred cash distributions to other investors (until certain specified amounts have been paid) without regard to the pro rata interest of all investors in current earnings. As a result, cash distributions to be paid to the Company for a period of time will be less than the Company's FFO, as defined, from these entities (distributable FFO to the Company was approximately $8.8 million less than the FFO recognized by the Company). Preferred cash distributions paid to other investors during each period have the effect of increasing the Company's economic interest in each of the respective entities and reducing the amount of future preference payments which must be paid to other investors before cash distributions will be shared on a pro rata basis with respect to each investor's actual interest. At June 30, 1996, the aggregate future preference payments to other investors is approximately $99.9 million and is expected to be paid over approximately 15 years, with approximately 50% of the amount being paid over the next 3.5 years.

          Retention of operating cash flows: Operating as a REIT, the Company's ability to retain cash flow for reinvestment is restricted. In order for the Company to maintain its REIT status, a substantial portion of its operating cash flows must be used to make distributions to its shareholders. Remaining cash flows must then be sufficient to fund necessary capital improvements and scheduled debt service requirements. Accordingly, the Company's ability to be self-sufficient is predicated on its ability to generate sufficient operating cash flows to satisfy its REIT distribution requirements, capital improvement requirements, scheduled debt service requirements, and provide funds for additional investments.

          Over the past four years, the Company's distribution policy has enabled it to retain significant funds (after capital improvements) to make additional investments and debt reductions. During first six months of 1996 and 1995, the Company distributed to common shareholders approximately 46% and 53% of its FFO available to common shareholders, respectively, allowing it to retain approximately $32.4 million and $10.6 million, respectively, after satisfying its capital improvements and preferred stock dividend requirements.

          Distribution requirements: During the first six months of 1996, the Company paid dividends totaling $27,091,000 to the holders of the Company's Senior Preferred Stock, $5,971,000 to the holders of the Convertible Preferred Stock, and $32,176,000 to the holders of Common Stock. Dividends with respect to the Senior Preferred Stock and the Convertible Preferred Stock include pro-rated amounts for securities issued during 1996. The Company estimates that the distribution requirements for fiscal 1996 with respect to Senior Preferred Stock and the Convertible Preferred Stock to be approximately $67.1 million.

          Capital improvement requirements: During 1996, the Company has budgeted approximately $17.1 million for capital improvements ($13.6 million for its mini-warehouse and $3.5 million for its business park facilities). The minority interests' share of the budgeted capital improvements is approximately $3.4 million. During the first six months of 1996, the Company incurred capital improvements of approximately $7.7 million.

          During 1995, the Company commenced a program to enhance its visual icon and modernize the appearance of its mini-warehouse facilities, including modernization of signs, paint color schemes, and rental offices. Included in the 1996 capital improvement budget is approximately $4.0 million with respect to these expenditures.

          Debt Service requirements: The Company does not believe it has any significant refinancing risks with respect to its mortgage debt and nominal interest rate risks associated with its variable rate mortgage debt. The Company uses its $125.0 million of bank credit facility (all of which was unused as of August 13, 1996) primarily to fund acquisitions and provide financial flexibility and liquidity. The credit facility currently bears interest at LIBOR plus 0.75%.

          At June 30, 1996, the Company had total outstanding notes payable of approximately $116.1 million. Approximate principal maturities of notes payable at June 30, 1996 are as follows:

                                                             Mortgage Debt
                                                           ------------------
                                            7.08%
                                          Unsecured                               Variable
                                         Senior Notes       Fixed Rate (1)       Rate (2)       Total (3)
                                         ------------       --------------       --------       ---------
                                                                 (in thousands)


     1996 (remainder of)..........          $  2,875          $  4,124            $    9      $    7,008
     1997.........................             6,500             4,810               804          12,114
     1998.........................             7,250             7,900                 -          15,150
     1999 ........................             8,000             6,484                 -          14,484
     2000.........................             8,750             2,721                 -          11,471
     Thereafter...................            29,250            26,593                 -          55,843
                                         ------------       --------------       --------       ---------
                                             $62,625           $52,632              $813        $116,070
                                         ============       ==============       ========       =========

     (1)   Weighted average rate of 10.25% at June 30, 1996.
     (2)   Weighted average rate of 7.38% at June 30, 1996.
     (3)   Weighted average rate of 8.5% at June 30, 1996.


          External Financing: The Company intends to continue to expand its asset and capital base through the acquisition of real estate assets and interests in real estate assets from both unaffiliated and affiliated parties through direct purchases, mergers, tender offers or other transactions. The Company expects to fund these transactions with internally generated retained cash flows and borrowings under its $125.0 million credit facility. The Company intends to repay amounts borrowed under the credit facility from undistributed operating cash flow or, as market conditions permit and are determined to be advantageous, from the public or private placement of securities. The Company issued for cash $163.1 million of its Series H Preferred Stock in January 1996 and $30.2 million of Common Stock in June 1996. The proceeds were used to repay debt and make additional real estate investments.

          In April 1996, the Company acquired all of the limited partnership interest in two partnerships in which the Company had previously acquired the general partnership interests. These limited partnership interests were acquired from an institutional investor in exchange for $58,955,000 of the Company's Convertible Preferred Stock, Series CC ("Series CC").

          The Company believes that its size and financial flexibility enable it to access capital for growth when appropriate. The Company's financial profile is characterized by a low level of debt to total capitalization, increasing net income, increasing cash flow from operations, and a conservative dividend payout ratio with respect to the common stock. The Company's credit ratings on its Senior Preferred Stock were upgraded at the beginning of 1996 by each of the three major credit agencies (Baa2 by Moody's and BBB+ by Standard and Poors and Duff & Phelps). Security ratings are not recommendations to buy, sell or hold securities, may be subject to revision or withdrawal at any time and should be evaluated independently of any other rating.

          The Company's portfolio of real estate facilities remains substantially unencumbered. At June 30, 1996, the Company had mortgage debt outstanding of $53.4 million and had consolidated real estate facilities with a book value of $1.5 billion. The Company, however, has been adverse to financing its acquisitions with debt and generally will only increase its mortgage borrowing through the assumption of pre-existing debt on acquired real estate facilities.

          Over the past three years the Company has funded substantially all of its acquisitions with permanent capital (both common and preferred stock). Unlike many other real estate companies, the Company has elected to use preferred stock despite the fact that the coupon rates of its preferred stock exceeds current rates on conventional debt. The Company has chosen this alternative for the following reasons: (i) the Company's perpetual preferred stock has no sinking fund requirements, or maturity date and does not require redemption, all of which eliminate any future refinancing risks, (ii) preferred stock allows the Company to leverage the common stock without the attendant interest rate or refinancing risks of debt, and (iii) dividends on the preferred stock can be applied to the Company's REIT distributions requirements, which have helped the Company to satisfy these requirements.

          Mergers and property acquisitions: In March 26, 1996, the Company completed the mergers with Public Storage Properties IX, Inc. ("Properties 9") and PS Business Parks, Inc. ("PSBP"). In the mergers, the Company issued an aggregate of 1.4 million shares of Common Stock and paid an additional $12.6 million in cash. Properties 9 owned and operated 14 mini-warehouses (953,000 square feet). PSBP owned and operated a single business park (173,000 square feet).

          Additionally, on June 28, 1996 the Company completed the merger with Storage Properties, Inc. ("SPI"). In the merger the Company issued an aggregate of 822,000 shares of Common Stock and paid an additional $4,801,000 in cash. SPI owned and operated seven mini-warehouses (399,000 square feet).

          In June 1996,  the  Company  and  Public  Storage  Properties  X, Inc.
     ("Properties 10"), an affiliated publicly traded equity real estate investment trust, agreed, subject to certain conditions, to merge. Upon the merger, each outstanding share of Properties 10 common stock (other than shares held by the Company) would be converted, at the election of the shareholders of Properties 10, into either shares of the Company's common stock with a market value of $20.92 or, with respect to up to 20% of the Properties 10 common stock, $20.92 in cash. Properties 10 has 2,157,484 outstanding shares (the Company owns 452,094 shares) of common stock and an estimated value of $45.1 million. The shares of Properties 10 held by the Company will be canceled in the merger. The merger agreement is conditioned on approval by the shareholders of Properties 10. Properties 10 owns 17 properties: 16 mini-warehouses (858,000 square feet) and one business park (105,000 square feet). The Company expects that if approved the merger would be completed by September 30, 1996.

          Additionally, in June 1996, the Company and Public Storage Properties XII, Inc. ("Properties 12"), a publicly traded equity real estate investment trust, agreed, subject to certain conditions, to merge. The estimated value of the merger is approximately of $50.8 million. Properties 12 has 1,730,099 outstanding shares of common stock series A, 184,453 outstanding shares of common stock series B, and 522,618 outstanding shares of common stock series C. The Company owns 29,300 shares of common stock series A, 114,952 shares of common stock series B, and 358,934 shares of common stock series C. Upon completion of the merger, each outstanding share of common stock series A of Properties 12 (other than shares held by the Company) would be converted, at the election of the shareholders of Properties 12, into either shares of the Company's common stock with a market value of $22.34 or, with respect to up to 20% of the Properties 12 common stock series A, $22.34 in cash. In addition, each share of Properties 12 common stock series B and C (other than shares held by the Company) will be converted into the right to receive $17.95 in the Company's common stock, plus the estimated required REIT distributions attributable to the Properties 12 common stock series B of $1.07 per share The shares of Properties 12 common stock series A, B and C held by the Company will be canceled in the merger. The merger is conditioned on approval by the shareholders of Properties 12. Properties 12 owns 13 properties: 11 mini-warehouses (722,000 square feet) and two business parks (127,000 square feet). The Company expects that if approved the merger would be completed by September 30, 1996.

          The Company has agreements in principle to acquire 23 mini-warehouses (2,650,000 square feet) and 15 business park facilities (719,000 square feet) from five limited partnerships which are not affiliated with the Company. The Company currently manages on behalf of four of the partnerships an aggregate of 16 mini-warehouses and 15 business parks. The acquisition of the real estate assets from each of the limited partnerships is subject to certain conditions, including the approval of the limited partners in each of the partnerships. The aggregate acquisition cost is approximately $79.9 million.

          Development Activities: Historically, the Company only acquired interests in existing/operating real estate facilities. However, from June 1995 through June 1996, the Company began construction on 12 mini-warehouse facilities, one of which began operations in August 1995 and another in March 1996. At June 30, 1996, the Company had ten mini-warehouses under development with an aggregate cost incurred to date of approximately $24.6 million and total additional estimated cost to complete of $19.0 million.

          The Company currently has plans to develop an additional 8 mini-warehouses (504,000 square feet) in various locations at an estimated cost of approximately $26.9 million. The Company is evaluating the feasibility of developing additional mini-warehouses in selected markets in which there are few, if any, facilities to acquire at attractive prices and where the scarcity of other undeveloped parcels of land or other impediments to development make it difficult to construct additional competing facilities.

          Generally the construction period takes 9 to 12 months followed by a 18 to 24 month fill-up process until the newly constructed facility reaches a stabilized occupancy level of approximately 90%. Due to the timing of the employment of the capital to construct the facilities and the relatively long "fill-up" period until the facilities reach a stabilized occupancy level, the Company believes that its development plans may create earnings dilution in the short-term.

          Other activities: In August 1996, a subsidiary of the Company acquired a company engaged in the portable self-storage business in Southern California. The subsidiary is evaluating the feasibility of expanding this business.

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

PART II. OTHER INFORMATION

Item 6   Exhibits and Reports on Form 8-K
         --------------------------------

         (a) The following Exhibits are included herein:

             (11) Statement re:Computation of Earnings per Share

             (12) Statement re:Computation of Ratio of Earnings to Fixed Charges

             (27) Financial Data Schedule

         (b) Reports on Form 8-K

             No reports on Form 8-K were filed by the Company during the quarter ended June 30, 1996.

                                   SIGNATURES




          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                           DATED: August 13, 1996

                                           PUBLIC STORAGE, INC.


                                           BY:   /s/ Ronald L. Havner, Jr.
                                                 -------------------------
                                                 Ronald L. Havner, Jr.
                                                 Senior Vice President and
                                                  Chief Financial Officer
                                                  (Principal financial officer)


                                           BY:   /s/ John Reyes
                                                 -------------------------
                                                 John Reyes
                                                 Vice President and Controller
                                                  (Principal accounting officer)