Form 10-Q
period 1996-09-30
PUBLIC STORAGE INC /CA
filed 1996-11-14
CIK 318380

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934


For the quarterly period ended September 30, 1996


                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934


For the transition period from                   to
                               -----------------   ------------------


Commission File Number: 1-8389
                        -------


                              PUBLIC STORAGE, INC.
              ----------------------------------------------------
             (Exact name of registrant as specified in its charter)


             California                                              95-3551121
----------------------------------------                 ----------------------
(State or other jurisdiction of                                (I.R.S. Employer
incorporation or organization)                           Identification Number)


701 Western Avenue, Glendale, California                             91201-2394
----------------------------------------                 ----------------------
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

                                [ X ] Yes [ ] No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of November 13, 1996:

Common Stock, $.10 par value, 84,445,228 shares outstanding
-----------------------------------------------------------

Class B Common Stock, $.10 Par Value - 7,000,000 shares
-------------------------------------------------------

                              PUBLIC STORAGE, INC.

                                      INDEX



                                                                          Pages
                                                                          -----
PART I. FINANCIAL INFORMATION
-----------------------------

Item 1.  Condensed Consolidated Balance Sheets at
           September 30, 1996 and December 31, 1995                          1

         Condensed Consolidated Statements of Income for the
           Three and Nine Months Ended September 30, 1996 and 1995           2

         Condensed Consolidated Statement of Shareholders' Equity            3

         Condensed Consolidated Statements of Cash Flows
           for Nine Months Ended September 30, 1996 and 1995             4 - 5

         Notes to Condensed Consolidated Financial Statements           6 - 15

Item 2.  Management's Discussion and Analysis of
           Financial Condition and Results of Operations               16 - 27

PART II. OTHER INFORMATION (Items 1, 2, 3, and 5 are not applicable)
--------------------------

Item 4.  Submission of Matters to a Vote of Security Holders           28 - 29

Item 6.  Exhibits and Reports on Form 8-K                                   29

                              PUBLIC STORAGE, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    (Amounts in thousands, except share data)

                                                                                    September 30,          December 31,
                                                                                        1996                   1995
                                                                                  ----------------        ---------------
                                                                                     (unaudited)

                                     ASSETS
                                     ------

Cash and cash equivalents................................................             $    60,228            $    80,436
Real estate facilities, at cost:
   Land..................................................................                 512,679                382,144
   Buildings.............................................................               1,406,578              1,030,990
                                                                                  ----------------        ---------------
                                                                                        1,919,257              1,413,134
   Accumulated depreciation..............................................                (282,517)              (241,966)
                                                                                  ----------------        ---------------
                                                                                        1,636,740              1,171,168



Investment in real estate entities.......................................                 401,488                416,216
Intangible assets, net...................................................                 224,580                231,562
Mortgage notes receivable from affiliates................................                  25,414                 23,699
Other assets.............................................................                  26,129                 14,380
                                                                                  ----------------        ---------------
              Total assets...............................................             $ 2,374,579            $ 1,937,461
                                                                                  ================        ===============


                      LIABILITIES AND SHAREHOLDERS' EQUITY
                      ------------------------------------

Notes payable............................................................             $   112,647            $   158,052

Accrued and other liabilities............................................                  37,315                 32,533
                                                                                  ----------------        ---------------

         Total liabilities...............................................                 149,962                190,585

Minority interest........................................................                 121,551                112,373

Commitments and contingencies

Shareholders' equity:

   Preferred Stock, $0.01 par value,  50,000,000 shares  authorized,  13,509,805 shares issued, 13,441,180 outstanding (13,444,100 issued and outstanding at
     December 31, 1995), at liquidation preference:

         Cumulative Preferred Stock, issued in series....................                 618,900                450,150
         Convertible Preferred Stock.....................................                 115,519                 85,970

   Common stock,  $0.10 par value,  200,000,000  shares  authorized,  84,411,391 shares issued and outstanding (71,513,799 at December 31, 1995).......
                                                                                            8,442                  7,152
   Class B Common Stock, $0.10 par value, 7,000,000 shares authorized
     and issued..........................................................                     700                    700
   Paid-in capital.......................................................               1,357,855              1,100,088
   Cumulative net income.................................................                 353,317                242,871
   Cumulative distributions paid.........................................                (351,667)              (252,428)
                                                                                  ----------------        ---------------
         Total shareholders' equity......................................               2,103,066              1,634,503
                                                                                  ----------------        ---------------
              Total liabilities and shareholders' equity.................             $ 2,374,579            $ 1,937,461
                                                                                  ================        ===============


                             See accompanying notes.
                                        1



                              PUBLIC STORAGE, INC.

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                  (Amounts in thousands, expect per share data)

                                   (Unaudited)


                                                             For the Three Months Ended         For the Nine Months Ended
                                                                   September 30,                      September 30,
                                                             ---------------------------        ----------------------------
                                                               1996             1995                1996              1995
                                                             -----------   -------------        ------------     -----------
       REVENUES:
          Rental income:
             Mini-warehouse facilities................         $ 70,434       $ 50,853          $ 195,295           $130,228
             Business park facilities.................            6,006          4,666             16,675             13,359
          Equity in earnings of real estate entities..            5,559            418             15,649                997
          Facilities management fees..................            3,609              -             10,918                  -
          Interest and other income...................            1,820          1,001              6,129              3,464
                                                             -----------   -------------        ------------     -----------
                                                                 87,428         56,938            244,666            148,048
                                                             -----------   -------------        ------------     -----------

       EXPENSES:
         Cost of operations:
             Mini-warehouse facilities................           20,859         17,446             58,835             45,563
             Business park facilities.................            2,739          2,381              7,325              6,606
         Cost of facilities management................              576              -              1,751                  -
         Depreciation and amortization ...............           16,819         10,961             47,553             27,887
         General and administrative...................            1,536            875              4,595              2,611
         Advisory fee ................................                -          2,036                  -              5,462
         Interest expense.............................            2,080          2,035              6,893              5,249
                                                             -----------   -------------        ------------     -----------
                                                                 44,609         35,734            126,952             93,378
                                                             -----------   -------------        ------------     -----------
       Income before minority interest................           42,819         21,204            117,714             54,670


       Minority interest in income....................           (2,453)        (1,734)            (7,268)            (5,449)
                                                             -----------   -------------        ------------     -----------

       Net income.....................................         $ 40,366       $ 19,470          $ 110,446           $ 49,221
                                                             ===========   =============        ============     ===========

       Net income allocation:
          Allocable to preferred shareholders.........         $ 17,056        $ 8,596          $  50,118           $ 21,904
          Allocable to common shareholders............           23,310         10,874             60,328             27,317
                                                             -----------   -------------        ------------     -----------
                                                               $ 40,366       $ 19,470          $ 110,446           $ 49,221
                                                             ===========   =============        ============     ===========

       PER COMMON SHARE:

       Net income.....................................            $0.30          $0.26              $0.81              $0.76
                                                             ===========   =============        ============     ===========

       Weighted average common shares outstanding               78,338          42,217             74,690             35,847
                                                             ===========   =============        ============     ===========

                             See accompanying notes.

                              PUBLIC STORAGE, INC.
            CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                  For the Nine Months Ended September 30, 1996
                    (Amounts in thousands except share data)
                                   (Unaudited)
                                                                 Preferred Stock
                                                             -------------------------                 Class B
                                                             Cumulative                   Common       Common
                                                               Senior     Convertible      Stock        Stock
                                                             ----------   -----------     ---------    ---------
Balances at December 31, 1995.........................         $450,150       $85,970        $7,152         $700

Issuance of Preferred Stock:
     Series H (6,750 shares)..........................          168,750             -             -            -
     Mandatory Convertible, Series CC (58,955 shares).                -        58,955             -            -

Issuance of Common Stock:
     In connection with mergers (4,974,471 shares)....                -             -           499            -
     Conversion of Mandatory Convertible
       Participating Preferred Stock into Common
       Stock (1,611,265 shares).......................                -       (28,470)          161            -
     Conversion of 8.25% Convertible Preferred Stock
       into Common Stock (62,993 shares)..............                -          (936)            6            -
     In connection with a private offerings
       (6,151,200 shares).............................                -             -           615            -
     Other (97,663 shares)............................                -             -             9            -

Net income............................................                -             -             -            -

Cash distributions:
   Cumulative Senior Preferred Stock..................                -             -             -            -
   Mandatory Convertible Preferred Stock, Series CC...                -             -             -            -
   8.25% Convertible Preferred Stock..................                -             -             -            -
   Mandatory Convertible Participating Preferred
     Stock............................................                -             -             -            -
   Common Stock.......................................                -             -             -            -
                                                             ----------   -----------     ---------    ---------

Balances at September 30, 1996........................         $618,900      $115,519        $8,442         $700
                                                             ==========   ===========     ==========   =========

                              PUBLIC STORAGE, INC.
            CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                  For the Nine Months Ended September 30, 1996
                    (Amounts in thousands except share data)
                                   (Unaudited)
                                                                                                                  Total
                                                                 Paid-in      Cumulative     Cumulative      Shareholders'
                                                                 Capital      Net Income   Distributions        Equity
                                                               ----------     ----------   -------------       ----------
Balances at December 31, 1995.........................         $1,100,088       $242,871      $(252,428)       $1,634,503

Issuance of Preferred Stock:
     Series H (6,750 shares)..........................             (5,617)             -              -           163,133
     Mandatory Convertible, Series CC (58,955 shares).                  -              -              -            58,955


Issuance of Common Stock:
     In connection with mergers (4,974,471 shares)....            105,786              -              -           106,285
     Conversion of Mandatory Convertible
       Participating Preferred Stock into Common
       Stock (1,611,265 shares).......................             27,799              -              -              (510)
     Conversion of 8.25% Convertible Preferred Stock
       into Common Stock (62,993 shares)..............                930              -              -                 -
     In connection with a private offerings
       (6,151,200 shares).............................            127,886              -              -           128,501
     Other (97,663 shares)............................                983              -              -               992

Net income............................................                  -        110,446              -           110,446

Cash distributions:
   Cumulative Senior Preferred Stock..................                  -              -        (41,063)           (41,063)
   Mandatory Convertible Preferred Stock, Series CC...                  -              -         (3,832)            (3,832)
   8.25% Convertible Preferred Stock..................                  -              -         (3,523)            (3,523)
   Mandatory Convertible Participating Preferred
     Stock............................................                  -              -         (1,700)            (1,700)
   Common Stock.......................................                  -              -        (49,121)           (49,121)
                                                               ----------     ----------   -------------       ----------
Balances at September 30, 1996........................         $1,357,855       $353,317      $(351,667)       $2,103,066
                                                               ==========     ==========   =============       ==========

                             See accompanying notes.
                                        3

                              PUBLIC STORAGE, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Amounts in thousands)

                                   (Unaudited)


                                                                                           For the Nine Months Ended
                                                                                                 September 30,
                                                                                      -------------------------------------
                                                                                              1996               1995
                                                                                      ----------------     ----------------

      Cash flows from operating activities:
         Net income...........................................................                $110,446          $ 49,221
         Adjustments to reconcile  net income to net cash  provided by operating activities:
           Depreciation and amortization (including amortization of  mortgage
             notes receivable discounts)......................................                  47,483            27,797
           Depreciation included in equity in earnings of real estate entities                  13,241                 -
           Minority interest in income........................................                   7,268             5,449
                                                                                      ----------------     ----------------


               Total adjustments..............................................                  67,992            33,246
                                                                                      ----------------     ----------------
                   Net cash provided by operating activities..................                 178,438            82,467
                                                                                      ----------------     ----------------

      Cash flows from investing activities:
           Principal payments received on mortgage notes receivable from
             affiliates.......................................................                   1,364               344
           Acquisition of real estate facilities..............................                (101,972)         (101,021)
           Acquisition cost of business combinations..........................                 (83,620)          (35,434)
           Capital improvements to real estate facilities.....................                 (13,465)           (6,380)
           Construction in process............................................                 (30,579)           (3,866)
           Acquisition of minority interests in consolidated real estate
             partnerships.....................................................                 (10,075)          (35,901)
           Acquisition of mortgage notes receivable...........................                  (3,709)           (2,215)
           Acquisition of interests in real estate entities...................                 (86,508)           (3,988)
           Other..............................................................                  (6,381)              132
                                                                                      ----------------     ----------------
                   Net cash used in investing activities......................                (334,945)         (188,329)
                                                                                      ----------------     ----------------

      Cash flows from financing activities:
           Net pay downs on note payable to banks.............................                       -           (20,447)
           Net proceeds from the issuance of preferred stock..................                 163,133           108,377
           Net proceeds from the issuance of common stock.....................                 129,493            80,525
           Principal payments on mortgage notes payable.......................                 (47,106)           (6,394)
           Distributions paid to shareholders.................................                 (99,239)          (46,042)
           Distributions from operations to minority interests in real estate
             partnerships.....................................................                 (15,976)          (13,642)
           Net reinvestment by minority interests into real estate
             partnerships.......................................................                 2,023            (1,969)
           Other..............................................................                   3,971                 -
                                                                                      ----------------     ----------------
                   Net cash provided by financing activities..................                 136,299           100,408
                                                                                      ----------------     ----------------

      Net decrease in cash and cash equivalents...............................                 (20,208)           (5,454)

      Cash and cash equivalents at the beginning of the period................                  80,436            20,151
                                                                                      ----------------     ----------------

      Cash and cash equivalents at the end of the period......................                $ 60,228          $ 14,697
                                                                                      ================     ================

                             See accompanying notes.
                                        4


                              PUBLIC STORAGE, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Amounts in thousands)

                                   (Unaudited)

                                   (Continued)


                                                                                           For the Nine Months Ended
                                                                                                 September 30,
                                                                                      -------------------------------------
                                                                                              1996               1995
                                                                                      ----------------     ----------------

      Supplemental schedule of noncash investing and financing activities:
      --------------------------------------------------------------------
       Acquisition of real estate facilities in exchange for the cancellation of mortgage notes  receivable,  the assumption of mortgage notes payable,
          and issuance of common and preferred stock..............................       $    (2,401)         $  (82,426)


       Business combinations:
          Real estate facilities..................................................          (351,907)           (211,190)
          Other assets............................................................            (5,076)             (4,251)
          Accrued and other liabilities...........................................             9,370               7,478
          Mortgage notes payable..................................................                 -               3,387
          Minority interest.......................................................            20,139              16,566


       Reduction to investment in real estate entities in connection with business
          combinations............................................................            82,113               4,729


       Acquisition of partnership interests in real estate entities in exchange
          for common stock........................................................                 -              (4,034)


       Assumption of mortgage notes payable in connection with the acquisition of
          real estate facilities..................................................             1,701              56,908


       Cancellation of mortgage notes receivable in connection with the
          acquisition of real estate facilities...................................               700              14,920


       Issuance of Mandatory Convertible Preferred Stock, Series CC...............            58,955                   -


       Issuance of Convertible Participating Preferred Stock in connection with
          the acquisition of partnership interests................................                 -              28,470


       Issuance of common stock:
          - in connection with mergers............................................           106,285              99,972
          - to acquire real estate facilities.....................................                 -              10,598
          - to acquire partnership interests in real estate entities..............                 -               4,034
          - in connection with the conversion of Convertible Preferred Stock......            28,896                   -

       Conversion of 8.25% Convertible Preferred Stock............................              (936)                  -

       Conversion of Mandatory Convertible Preferred Stock........................           (28,470)                  -

                             See accompanying notes.
                                        4

                              PUBLIC STORAGE, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 1996


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

          The Company invests in real estate facilities primarily through the acquisition of wholly-owned facilities combined with the acquisition of equity interests in real estate entities owning real estate facilities. At September 30, 1996, the Company had direct and indirect equity interests in 1,072 properties located in 37 states, including 1,037 mini-warehouse facilities and 35 business parks. All of these facilities are operated by the Company under the "Public Storage" name. In addition, the Company operates real estate facilities on behalf of various ownership entities, substantially all of which are partnerships and REITs in which the Company has an ownership interest.

2.   Summary of significant accounting policies
     ------------------------------------------

          Basis of presentation
          ---------------------
          The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 1996 are not necessarily indicative of the results that may be expected for the year ended December 31, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1995.

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

                              PUBLIC STORAGE, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 1996

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

          Intangible assets
          -----------------
          Intangible assets consist of property management contracts and the cost over the fair value of net tangible and identifiable intangible assets acquired in the PSMI Merger and are amortized straight-line over 25 years. At September 30, 1996, intangible assets are net of accumulated amortization of $8,146,000 ($1,164,000 at December 31, 1995). Included in depreciation and amortization expense for the three and nine months ended September 30, 1996 is $2,328,000 and $6,982,000, respectively, related to the amortization of intangible assets (none for the three and nine months ended September 30, 1995).

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

          The Company's preferred stocks are not common stock equivalents. In computing earnings per common share, preferred stock dividends reduced income available to common stockholders.

          Fully diluted  earnings per common are not  presented,  as the assumed
     conversion  of  the  Company's   convertible   preferred  stocks  would  be
     anti-dilutive.

          Revenue/expense recognition
          ---------------------------
          Property rents are recognized as earned. Equity in earnings of real estate entities are recognized based on the Company's ownership interest in the earnings of each of the unconsolidated real estate entities. Leasing commissions relating to the business park operations are expensed as incurred.

                              PUBLIC STORAGE, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 1996


3.   Business combinations
     ---------------------

          Mergers with affiliated REITs
          -----------------------------
          During the first nine months of 1996, the Company completed merger transactions with five affiliated public REITs whereby the Company acquired all the outstanding stock of the REITs which it did not previously own in exchange for cash and common stock of the Company. The aggregate acquisition cost of these mergers is summarized as follows:

                                                                                                Merger consideration
                                                                                     ----------------------------------------------
                                                                                                                 Pre-
                                                                                      Common                   existing
     Entity                                                   Date of merger          Stock        Cash       investment     Total
     ----------------------------------------------------    -------------------     --------    --------     --------    ---------
                                                                                                    (In thousands)

     Public Storage Properties IX, Inc. ("Properties 9")      March 26, 1996         $24,719     $ 9,907      $12,937     $ 47,563
     Public Storage Business Parks, Inc. ("PSBP")             March 26, 1996           5,249       2,719        3,337       11,305
     Storage Properties, Inc. ("SPI")                         June 27, 1996           17,148       4,801        1,799       23,748
     Public Storage Properties X, Inc. ("Properties 10")      September 16, 1996      26,012      14,178        9,333       49,523
     Public Storage Properties XII, Inc.("Properties 12")     September 16, 1996      33,157       7,436        9,472       50,065
                                                                                     --------    --------     --------    ---------

                                                                                     $106,285     $39,041      $36,878     $182,204
                                                                                     ========    ========     ========    =========

          As a result of these mergers, the Company acquired 48 mini-warehouse (2,932,000 square feet) facilities and 4 business park facilities (405,000 square feet).

          Other business combinations:
          ----------------------------
          During the second quarter of 1996, the Company acquired all of the limited partnership units of two affiliated partnerships for $58,955,000, consisting of the issuance of the Company's Convertible Preferred Stock, Series CC (Note 8). The Company's acquisition in one of the partnerships increased its ownership interest in the partnership to 100%, accordingly, the partnership was dissolved and the partnership's 8 mini-warehouse facilities became wholly-owned by the Company. The remaining partnership owns 15 mini-warehouses. During the first quarter of 1996, the Company acquired approximately 64% of the limited partnership units of an affiliated partnership which owns 28 mini-warehouse facilities for approximately $41,080,000 in cash. The acquisition of interests in the two remaining partnerships combined with the Company's existing general partnership interest in the partnerships significantly increased the Company's ownership interest and control of the partnerships and, as a result, the Company began to consolidate the accounts of these partnerships for financial statement purposes.

          Each of the above mergers with affiliated REITs and acquisitions of partnership interests discussed above has been accounted for as a purchase; accordingly, allocations of the total acquisition cost to the net assets acquired were made based on the fair value of such assets and liabilities as of the dates of each respective transaction. The fair market values of the assets acquired and liabilities assumed with respect to the transactions are summarized as follows:


                                                    REIT          Partnership
                                                   mergers        acquisitions       Total
                                                 -----------  ------------------   ----------
                                                             (In thousands)

     Real estate facilities...................   $185,097           $166,810       $351,907
     Other assets.............................      4,259                817          5,076
     Accrued and other liabilities............     (7,152)            (2,218)        (9,370)
     Minority interest........................          -            (20,139)       (20,139)
                                                 ----------  ------------------    ----------
                                                 $182,204           $145,270       $327,474
                                                 ==========  ==================    ==========

                              PUBLIC STORAGE, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 1996


          The historical operating results of the above business combinations prior to each respective acquisition date have not been included in the Company's historical operating results. Pro forma selected financial data for the nine months ended September 30, 1996 and 1995 as though the above business combinations had been effective at the beginning of each period are as follows:


                                                                              Nine Months Ended          Nine Months Ended
           (In thousands, except per share data)                               September 30, 1996        September 30, 1995
           -------------------------------------                               ------------------        ------------------

           Revenues                                                               $263,045                   $189,182

           Net Income                                                             $117,078                  $  61,493

           Net income per common share                                                $.83                       $.83

          The pro forma data does not purport to be indicative of operations that would have occurred had the business combinations occurred at the beginning of each period or future results of operations of the Company. Certain pro forma adjustments were made to the combined historical amounts to reflect (i) expected reductions in general and administrative expenses,
     (ii) estimated increased interest expense from bank borrowings to finance the cash portion of the acquisition cost, (iii) estimated increase in depreciation and amortization expense.

4.   Real estate facilities
     ----------------------

          Activity in real estate facilities during 1996 consists of the following:

                                                                Number of
                                                               real estate     Net rentable         Net
                                                               facilities     square feet     carrying cost
                                                               ----------     -----------     -------------
                                                              (in thousands, except number of facilities)

           OPERATING FACILITIES:
           ---------------------
               Beginning balance - December 31, 1995.....           540          32,782      $ 1,163,189
               Property acquisitions:
                  Business combinations..................           103           6,379          351,907
                  Other acquisitions.....................            19           1,289          104,373
               Developed facilities......................             3             179           12,050
               Acquisition of minority interest..........             -               -            5,799
               Capital improvements......................             -               -           13,465
               Depreciation expense......................             -               -          (40,551)
                                                               ----------     -----------     -------------
               Ending balance - September 30, 1996.......           665          40,629        1,610,232
                                                               ----------     -----------     -------------


           CONSTRUCTION IN PROGRESS:
           -------------------------
               Beginning balance - December 31, 1995.....             2             120            7,979
               Current development cost..................            10             603           30,579
               Newly opened development facilities.......            (3)           (179)         (12,050)
                                                               ----------     -----------     -------------
               Ending balance - September 30, 1996.......             9             544           26,508
                                                               ----------     -----------     -------------

             Total  operating  and  development   cost  at
                September 30, 1996.......................           674          41,173       $1,636,740
                                                               ==========     ===========     =============



                              PUBLIC STORAGE, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 1996



          During the nine months ended September 30, 1996, the Company was developing 12 mini-warehouse facilities (722,000 square feet) three of which were completed and commenced operation during the first and third quarters of 1996. The Company's policy is to capitalize interest incurred on debt during the course of construction of its mini-warehouse facilities. Interest capitalized during the three and nine months ended September 30, 1996, was $549,000 and $1,142,000, respectively.

          Subsequent to September 30, 1996, the Company acquired 17 mini-warehouses (1,098,000 square feet) and 5 business park facilities (303,000 square feet) from three limited partnerships which were not affiliated with the Company. The aggregate acquisition cost was approximately $55.7 million.

5.   Investment in real estate entities
     ----------------------------------

          The Company's investment in real estate entities at September 30, 1996, generally consists of limited and general partnership interests in approximately 42 affiliated partnerships and common stock in 11 affiliated REITs. Such interests consist of ownership interests ranging from 15% to 45% and are accounted for using the equity method of accounting. Provisions of the agreements of the partnerships and REITs provide for the payment of preferred cash distributions to certain investors in the entity (until certain specified amounts have been paid) without regard to the pro rata interest of investors in current earnings. The Company's ownership interests in such entities generally represents interests which are not entitled to these preferred cash distributions.

          During the three and nine months ended September 30, 1996, the Company recognized earnings from its investments totaling $5,559,000 and $15,649,000, respectively. Included in equity in earnings of real estate entities for the three and nine months ended September 30, 1996 is the Company's share of depreciation expense totaling $4,415,000 and $13,241,000 (including amortization totaling $1,957,000 and $6,009,000, respectively, representing the amortization of the Company's cost basis over the underlying book value of the Company's equity interest in each of the entities).

          In 1996, in connection with business combinations (Note 3), the Company reduced its investment in real estate entities by approximately $82.1 million, as a result of (i) the elimination of Company's pre-existing investment in five REITs which were merged into the Company and included as part of the purchase price allocation with respect to the net assets acquired by the Company and (ii). the elimination in consolidation of the Company's investment in newly consolidated partnerships during 1996.

6.   Mortgage notes receivable from affiliates
     -----------------------------------------

          At September 30, 1996, mortgage notes receivable balance of $25,414,000 is net of related discounts totaling $333,000. The mortgage notes bear interest at stated rates ranging from 7.4% to 14.0% and are secured by 14 mini-warehouse facilities owned by affiliated partnerships. All of the notes are current as to the payment of principal and interest.

          During the first nine months of 1996, the Company canceled mortgage notes which had a net carrying value of $700,000 as part of the acquisition cost of the underlying real estate facility securing the mortgage note.

7.   Minority interest
     -----------------

          The Company classifies ownership interests other than its own in the net assets of each of the Consolidated Partnerships as minority interest on the Company's consolidated financial statements. Minority interest in income consists of such interests' share of the operating results of the Company relating to the consolidated operations of the Consolidated Partnerships.

                              PUBLIC STORAGE, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 1996

          During 1996, in connection with business combinations (Notes 3 and 5) the Company began to consolidate the accounts of two partnerships. As a result, minority interest was increased by $20,139,000, representing the remaining partners' equity interests in the aggregate net assets of the two partnerships.

          During 1996, the Company acquired additional limited partnership interests in existing Consolidated Partnerships for an aggregate cost of $10,075,000. These transactions had the effect of reducing minority interest by approximately $4,276,000 (the historical book value of such interests in the underlying net assets of the partnerships). The excess of the underlying book value over cost ($5,799,000) has been allocated to real estate facilities in consolidation.

8.   Shareholders' equity
     --------------------

          Preferred stock
          ---------------
          At September 30, 1996 and December 31, 1995, the Company had the following series of Preferred Stock outstanding:

                                                                       Shares Outstanding                 Liquidation Amount
                                                                       ------------------                 ------------------
                                                    Dividend      September 30,   December 31,       September 30,    December 31,
                           Series                      Rate           1996            1995               1996             1995
           ----------------------------------       ----------    -------------   ------------       -------------    -------------

                                                                                       (amounts in thousands)

           Series A                                     10.00%       1,825.00         1,825.00           $  45,625         $ 45,625
           Series B                                      9.20%       2,386.00         2,386.00              59,650           59,650
           Series C                                 Adjustable       1,200.00         1,200.00              30,000           30,000
           Series D                                      9.50%       1,200.00         1,200.00              30,000           30,000
           Series E                                     10.00%       2,195.00         2,195.00              54,875           54,875
           Series F                                      9.75%       2,300.00         2,300.00              57,500           57,500
           Series G                                     8.875%           6.90             6.90             172,500          172,500
           Series H                                      8.45%           6.75             -                168,750                -
                                                                  -------------   ------------       -------------    -------------
             Senior Preferred Stock totals                          11,119.65        11,112.90             618,900          450,150
                                                                  -------------   ------------       -------------    -------------


           Convertible                                   8.25%       2,262.57         2,300.00              56,564           57,500

           Mandatory Convertible - Series CC            13.00%          58.96             -                 58,955                -

           Mandatory Convertible Participating        Variable           -               31.20                   -           28,470
                                                                  -------------   ------------       -------------    -------------
             Convertible Preferred Stock totals                      2,321.53         2,331.20             115,519           85,970
                                                                  -------------   ------------       -------------    -------------
                                                                    13,441.18        13,444.10            $734,419         $536,120
                                                                  =============   ============       =============    =============

          During 1996, the Company issued 6,750,000 depository shares (depository shares, each representing 1/1,000 of a share) of its 8.45% Series H Preferred Stock (January 25, 1996) raising net proceeds of approximately $163.1 million and 4,000,000 depository shares of its 8-5/8% Series I Preferred Stock (November 1, 1996) raising net proceeds of approximately $96.7 million.

                              PUBLIC STORAGE, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 1996


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

          The Series A, Series B, Series C, Series D, Series E, Series F, Series G, Series H and Series I (collectively the "Cumulative Senior Preferred Stock") have general preference rights with respect to liquidation and quarterly distributions. With respect to the payment of dividends and amounts upon liquidation, all of the Company's Convertible Preferred Stock ranks junior to the Cumulative Senior Preferred Stock and any other shares of preferred stock of the Company ranking on a parity with or senior to the Cumulative Senior Preferred Stock. The Convertible Preferred Stock ranks senior to the common stock, any additional class of common stock and any series of preferred stock expressly made junior to the Convertible Preferred Stock.

          During the second quarter of 1996, the Mandatory Convertible Participating Preferred Stock was exchanged into 1,611,265 shares of common stock. Costs incurred in connection with the exchange have been charged to Additional Paid in Capital.

          The 8.25% Convertible Preferred Stock is convertible at any time at the option of the holders of such stock into shares of the Company's common stock at a conversion rate of 1.6835 shares of common stock for each share of Convertible Preferred Stock, subject to adjustment in certain circumstances. During the first nine months of 1996, at the option of shareholders, a total of 37,425 shares ($936,000 liquidation amount) of Convertible Preferred Stock were converted into 62,993 common shares.

          Common stock
          ------------
          During 1996, the Company issued shares of its common as follows: (i) 4,974,471 shares ($106,285,000) in connection with the mergers, (ii) 62,993 shares ($936,000) in connection with the conversion of Convertible Preferred Stock into common stock, (iii) 6,151,200 shares ($128,501,000) in connection with private offerings, (iv) 1,611,265 shares ($28,470,000) in connection with the conversion of the Mandatory Convertible Preferred Stock, and (v) 97,663 shares ($992,000) in connection with exercise of stock options. The shares of common stock issued in connection with the mergers were issued at the prevailing market price at the time of issuance.

          During the second quarter of 1996, the Company granted non-qualified options to certain officers and key employees to purchase a total of 810,000 shares of the Company' common stock at $19-7/8 per share.

                              PUBLIC STORAGE, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 1996


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

          For these purposes, FFO per share of Common Stock (as defined) was $1.83 for the four consecutive calendar quarters ended September 30, 1996.

          Dividends
          ---------
          The following summarizes dividends paid during the first nine months of 1996:

                                                          For the Nine Months Ended
                                                              September 30, 1996
                                                   -----------------------------------------
                                                   Distributions Per
                                                        Share or
                                                    Depository Share    Total Distributions
                                                   ------------------   --------------------


          Series A                                     $  1.875              $  3,423,000
          Series B                                     $  1.725                 4,116,000
          Series C                                     $  1.358                 1,630,000
          Series D                                     $  1.781                 2,138,000
          Series E                                     $  1.875                 4,116,000
          Series F                                     $  1.828                 4,205,000
          Series G                                     $  1.688                11,652,000
          Series H                                     $  1.450                 9,783,000
          Convertible                                  $  1.547                 3,523,000
          Series CC                                     $65.000                 3,832,000
          Mandatory Convertible Participating           $54.490                 1,700,000
                                                                        --------------------
                                                                               50,118,000

          Common                                       $  0.660                49,121,000
                                                                        --------------------
                                                                              $99,239,000
                                                                        ====================

                              PUBLIC STORAGE, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 1996



          The dividend rate on the Series C Preferred Stock for the first, second, and third quarters of 1996 was equal to 6.75%, 7.24%, and 7.77% respectively, per annum. The dividend rate per annum will be adjusted quarterly and will be equal to the highest of one of three U.S. Treasury indices (Treasury Bill Rate, Ten Year Constant Maturity Rate, and Thirty Year Constant Maturity Rate) multiplied by 110%. However, the dividend rate for any dividend period will not be less than 6.75% per annum nor greater than 10.75%. The dividend rate for the quarter ending December 31, 1996 will be equal to 7.744% per annum.


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

9.   Proposed mergers and property acquisitions
     ------------------------------------------

          Proposed affiliated REIT mergers
          --------------------------------
          In August 1996, Partners Preferred Yield, Inc. ("PPY"), Partners Preferred Yield II, Inc. ("PPY-2") and Partners Preferred Yield III, Inc. ("PPY-3") each agreed, subject to certain conditions, to merge with and into the Company. PPY, PPY-2 and PPY-3 are affiliated publicly traded equity real estate investment trusts. Each of the mergers is conditioned on approval by the respective shareholders of PPY, PPY-2 and PPY-3, however, the mergers are not conditioned on approval of each other. The Company expects that if approved by the shareholders, the mergers would be completed by December 31, 1996.

          The estimated value of the PPY merger is approximately $68.5 million. PPY has 3,077,028 outstanding shares of common stock series A, 420,875 outstanding shares of common stock series B, 247,574 outstanding shares of common stock series C, and 163,036 outstanding shares of common stock series D. The Company owns 438,503 shares of common stock series A, 336,700 shares of common stock series B, 198,059 shares of common stock series C, and 130,429 shares of common stock series D. Upon completion of the merger, each outstanding share of common stock series A of PPY (other than shares held by the Company) would be converted, at the election of the shareholders of PPY, into either shares of the Company's common stock with a market value of $19.00 or, with respect to up to 20% of the PPY common stock series A, $19.00 in cash. In addition, each share of PPY series B, C and D (other than shares held by the Company) will be converted into the right to receive $11.66 in the Company's common stock, plus the estimated required REIT distributions attributable to the PPY common stock series B of $0.70 per share. The shares of PPY common stock series A, B, C and D held by the Company will be canceled in the merger. PPY owns 19 mini-warehouse properties (1,249,000 square feet).

          The estimated value of the PPY-2 merger is approximately $74.4 million. PPY-2 has 3,130,103 outstanding shares of common stock series A, 420,875 outstanding shares of common stock series B, 247,574 outstanding shares of common stock series C, and 163,036 outstanding shares of common stock series D. The Company owns 441,503 shares of common stock series A, 336,700 shares of common stock series B, 198,059 shares of common stock series C, and 130,429 shares of common stock series D. Upon completion of the merger, each outstanding share of common stock series A of PPY-2 (other than shares held by the Company) would be converted, at the election of the shareholders of PPY-2, into either shares of the Company's common stock

                              PUBLIC STORAGE, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 1996


     with a market value of $20.39 or, with respect to up to 20% of the PPY-2 common stock series A, $20.39 in cash. In addition, each share of PPY-2 series B, C and D (other than shares held by the Company) will be converted into the right to receive $12.26 in the Company's common stock, plus the estimated required REIT distributions attributable to the PPY-2 common stock series B of $0.83 per share. The shares of PPY-2 common stock series A, B, C and D held by the Company will be canceled in the merger. PPY-2 owns 24 mini-warehouse properties (1,362,000 square feet).

          The estimated value of the PPY-3 merger is approximately $31.1 million. PPY-3 has 1,313,384 outstanding shares of common stock series A, 168,709 outstanding shares of common stock series B, 99,241 outstanding shares of common stock series C, and 65,354 outstanding shares of common stock series D. The Company owns 82,547 shares of common stock series A, 134,967 shares of common stock series B, 79,393 shares of common stock series C, and 52,283 shares of common stock series D. Upon completion of the merger, each outstanding share of common stock series A of PPY-3 (other than shares held by the Company) would be converted, at the election of the shareholders of PPY-3, into either shares of the Company's common stock with a market value of $20.47 or, with respect to up to 20% of the PPY-3 common stock series A, $20.47 in cash. In addition, each share of PPY-3 series B, C and D (other than shares held by the Company) will be converted into the right to receive $12.30 in the Company's common stock, plus the estimated required REIT distributions attributable to the PPY-2 common stock series B of $0.74 per share. The shares of PPY-3 common stock series A, B, C and D held by the Company will be canceled in the merger. PPY-3 owns 9 mini-warehouse properties (567,000 square feet).

          Property acquisitions
          ---------------------
          The Company has agreements in principle to acquire 8 mini-warehouses (569,000 square feet) and 5 business park facilities (428,000 square feet) from two limited partnerships which are not affiliated with the Company. The Company currently manages these properties on behalf of the partnerships. The acquisition of the real estate assets from each of the limited partnerships is subject to certain conditions, including the approval of the limited partners in each of the partnerships. The aggregate acquisition cost is approximately $30.2 million.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

     OVERVIEW:  Since the  beginning  of fiscal  1995,  the Company  completed a
number  of  transactions  which  have   significantly   affected  the  financial
complexion of the Company.

     * On November 16, 1995, the Company completed a merger transaction with Public Storage Management, Inc. ("PSMI") with an aggregate cost of $549.3 million (the "PSMI Merger"). In the PSMI Merger, the Company acquired all the real estate operations of PSMI, principally including
          (i) general and limited partnership interests in 47 limited partnerships owning an aggregate of 286 mini-warehouses, (ii) shares of common stock in 16 REITs owning an aggregate of 218 mini-warehouses and 14 commercial properties (five of which have subsequently merged with the Company), (iii) property management contracts, exclusive of facilities owned by the Company, for 563 mini-warehouses and through ownership of 95% economic interest in a subsidiary, 24 commercial properties and (iv) a 95% economic interest in another subsidiary that currently sells locks and boxes in mini-warehouses operated by the Company.

     * Since January 1, 1995, the Company completed seven mergers with affiliated REITs, two in 1995 with an aggregate cost of $135.4 million and five in 1996 (through September 30, 1996) with an aggregate cost of $182.2 million.

     * From January 1, 1995 through September 30, 1996, through various mergers and acquisitions the number of real estate facilities included in the Company's consolidated financial statements has increased from 387 at the beginning of 1995 to 665 at September 30, 1996.

     At September 30, 1996 the Company's investment portfolio consists of (i) wholly-owned properties owned by the Company, (ii) properties owned by real estate partnerships in which the Company has significant ownership interests (the "Consolidated Partnerships"), and (iii) properties owned by real estate entities (partnership and REITs) in which the Company's ownership interest and control are not sufficient to warrant the consolidation of such entities (the "Unconsolidated Entities"). The following table summarizes the Company's investment in real estate facilities as of September 30, 1996:

                                               Number of Facilities in which the       Net Rentable Square Footage
                                               Company has an ownership interest              (in thousands)
                                               ---------------------------------   ---------------------------------
                                                Mini-       Business                   Mini-     Business
                                              warehouses      Parks       Total     warehouses     Parks      Total
                                               ----------  ------------  -------   ------------  ----------  -------


Wholly-owned facilities....................        348           11         359        21,020        902      21,922
Facilities     owned    by     Consolidated
Partnerships...............................        292           14         306        17,155      1,552      18,707
                                               ----------  ------------  -------   ------------  ----------  -------
    Total consolidated facilities..........        640           25         665        38,175      2,454      40,629

Facilities owned by Unconsolidated Entities        397           10         407        23,992        649      24,641
                                               ----------  ------------  -------   ------------  ----------  -------
    Total facilities in which the Company
      has an ownership interest............      1,037           35       1,072        62,167      3,103      65,270
                                               ==========  ============  =======   ============  ==========  =======



     Results of Operations
     ---------------------
     Net income for the three months ended September 30, 1996 was $40,366,000 compared to $19,470,000 for the same period in 1995, representing an increase of $20,896,000. Net income allocable to common shareholders increased to $23,310,000 for the three months ended September 30, 1996 from $10,874,000 for the three months ended September 30, 1995. The increases in net income and net income allocable to common shareholders were primarily the result of improved property operations, the acquisition of additional real estate facilities during 1996 and 1995, and the acquisition of additional partnership interests during 1996 and 1995. Net income per common share was $0.30 per share (based on weighted average shares outstanding of 78,338,000) for the three months ended

September 30, 1996 compared to $0.26 per share (based on weighted average shares outstanding of 42,217,000) for the same period in 1995.

     Net income for the nine months ended September 30, 1996 was $110,446,000 compared to $49,221,000 for the same period in 1995, representing an increase of $61,225,000. Net income allocable to common shareholders increased to $60,328,000 for the nine months ended September 30, 1996 from $27,317,000 for the nine months ended September 30, 1995. The increases in net income and net income allocable to common shareholders were primarily the result of improved property operations, the acquisition of additional real estate facilities during 1996 and 1995, and the acquisition of additional partnership interests during 1996 and 1995. Net income per common share was $0.81 per share (based on weighted average shares outstanding of 74,690,000) for the nine months ended September 30, 1996 compared to $0.76 per share (based on weighted average shares outstanding of 35,847,000) for the same period in 1995.

     PROPERTY OPERATIONS: Rental income and cost of operations have increased significantly for the three and nine months ended September 30, 1996 compared to the same periods in 1995. The following table summarizes the operating results of the Company's mini-warehouse and business park operations for the three and nine months ended September 30, 1996 and 1995:

                                          Three months ended                            Nine months ended
                                            September 30,                                 September 30,
                                    -------------------------------------------    -------------------------------------------
                                         1996           1995        Change             1996            1995        Change
                                    --------------  ------------  -------------    ------------  -------------  --------------
                                                                  (dollar amounts in thousands)

          Rental income:
              Mini-warehouse.......      $70,434        $50,853       38.5%          $195,295         $130,228       50.03%
              Business park........        6,006          4,666       28.7%            16,675           13,359       24.97%
                                    --------------  ------------  -------------    ------------  -------------  --------------
                                          76,440         55,519       37.7%           211,970          143,587       47.7%
                                    --------------  ------------  -------------    ------------  -------------  --------------
          Cost of operations:
              Mini-warehouse.......       20,859         17,446       19.6%            58,835           45,563       29.2%
              Business park........        2,739          2,381       15.0%             7,325            6,606       10.9%
                                    --------------  ------------  -------------    ------------  -------------  --------------
                                          23,598         19,827       19.0%            66,160           52,169       26.8%
                                    --------------  ------------  -------------    ------------  -------------  --------------
          Net operating income (a):
              Mini-warehouse.......       49,575         33,407       48.4%           136,460           84,665       61.2%
              Business park........        3,267          2,285       43.0%             9,350            6,753       38.7%
                                    --------------  ------------  -------------    ------------  -------------  --------------
                                         $52,842        $35,692       48.0%          $145,810          $91,418       59.5%
                                    ==============  ============  =============    ============  =============  ==============

          Gross profit margin (b):
              Mini-warehouse.......       70.4%         65.7%          7.1%            69.9%             65.0%        7.5%
              Business park........       54.4%         49.0%         11.1%            56.1%             50.6%       10.9%

          Number of facilities (at
           the end of the period):
              Mini-warehouse.......         640            509        25.7%              640               509       25.7%
              Business park........          25             20        25.0%               25                20      25.0%

     (a) Net operating income equals rental income less cost of operations which does not include depreciation expense related to the facilities.

     (b) Gross profit margins are equal to net operating income divided by rental income.

     This increase in property operations for each of the three and nine months ended September 30, 1996 compared to the same periods in 1995 are principally the result of the Company's merger and acquisition activities throughout 1995 and 1996. As a result of these activities, the number of facilities included in the Company's consolidated financial statements has increased from 529 at the end of September 30, 1995 to 665 at the end of September 30, 1996.

     MINI-WAREHOUSE OPERATIONS: The Company's mini-warehouse operations account for over 90% of the total property operations and represents the largest source of comparison of variances from period to period. As a result, the following table is presented to further illustrate variances from period to period by (i) comparing the operating results of mini-warehouse facilities which were owned by the Company throughout 1995 and 1996 and (ii) outlining operating results for those mini-warehouse facilities which were acquired by the Company in 1995 and 1996 whereby the operations represent partial results from the date the facility was acquired through the end of the period.

                                                                     Summary of Mini-warehouse Facility Operations
                                                   -------------------------------------------------------------------------------


                                                 Three months ended                           Nine months ended
                                                    September 30,                               September 30,
                                           -------------------------------------------    ------------------------------------------
                                                 1996          1995        Change             1996          1995          Change
                                           --------------  ------------  -------------    ------------  -------------  -------------
                                                                              (dollar amounts in thousands)

          Rental income:
              Pre-1995 acquisitions.......      $40,219        $38,603        4.2%          $117,199      $112,493           4.2%
              1995 acquisitions...........       17,569         12,250       43.4%            50,889        17,735         186.9%
              1996 acquisitions...........       12,646              -        -               27,207             -           -
                                           --------------  ------------  -------------    ------------  -------------  -------------
                                                 70,434         50,853       38.5%           195,295       130,228          50.0%
                                           --------------  ------------  -------------    ------------  -------------  -------------
          Cost of operations:
              Pre-1995 acquisitions.......       12,079         13,270       (9.0%)           35,780        39,594          (9.6%)
              1995 acquisitions...........        4,982          4,176       19.3%            14,705         5,969         146.4%
              1996 acquisitions...........        3,798              -        -                8,350             -           -
                                           --------------  ------------  -------------    ------------  -------------  -------------
                                                 20,859         17,446       19.6%            58,835        45,563          29.1%
                                           --------------  ------------  -------------    ------------  -------------  -------------
          Net operating income:
              Pre-1995 acquisitions.......       28,140         25,333       11.1%            81,419        72,899          11.7%
              1995 acquisitions...........       12,587          8,074       55.9%            36,184        11,766         207.5%
              1996 acquisitions...........        8,848              -        -               18,857             -           -
                                           --------------  ------------  -------------    ------------  -------------  -------------
                                                $49,575        $33,407       48.4%          $136,460       $84,665          61.2%
                                           ==============  ============  =============    ============  =============  =============

          Net rentable square feet, in
           thousands (at the end of the
           period):
              Pre-1995 acquisitions.......       22,106         22,106          -%            22,106        22,106              -%
              1995 acquisitions...........        8,400          4,256       97.4%             8,400         4,256           97.4%
              1996 acquisitions...........        7,669              -          -%             7,669             -              -%

          Number of facilities (at the end
           of the period):
              Pre-1995 acquisitions.......          375           375           -%                375          375             -%
              1995 acquisitions...........          145           134         8.2%                145          134           8.2%
              1996 acquisitions...........          120             -           -%                120            -             -%

          Pre-1995 acquisitions:
              Annualized realized rent per
               occupied square foot (a)...         $7.92          $7.68       3.1%              $7.80         $7.68          1.6%
              Annualized scheduled rent
               per occupied square foot (b)        $9.16          $7.80      17.4%              $9.16         $7.80         17.4%
              Weighted average occupancy
               for the period..............        92.3%          90.8%       1.7%              90.5%         89.5%          1.1%


          ----------------------------------
          (a) Realized rent per square foot represents the actual revenue earned per occupied square foot after giving effect to discounts through the use of promotions.
          (b) Scheduled rent per square foot represents the posted revenue per occupied square foot prior to giving effect to discounts through the use of promotions.

     The increases in rental income for the pre-1995 acquisitions for the three and nine months ending September 30, 1996 compared to the same periods in 1995 are due to increasing realized rent per occupied square foot combined with an increased weighted average occupancy level. The decreases in cost of operations for the pre-1995 acquisitions for the three and nine months ended September 30, 1996 compared to the same period in 1995 is principally the result of decreased property management fees.

     Prior to the PSMI Merger in November, 1995, the Company's mini-warehouse facilities were managed by PSMI for a fee. Fees from managing the Company's mini-warehouse facilities totaled $3.0 million and $7.8 million for the three and nine months ended September 30, 1995, respectively, and are included in cost of operations ($2.3 million and $6.7 million, respectively, relate to pre-1995 acquisitions). As a result of the PSMI Merger, the Company became self-managed and no longer incurs property management fees for the outside management of its facilities. The Company, however, now incurs operating costs relating to its own personnel managing the facilities which for the three and nine months ending September 30, 1996 totaled $576,000 and $1,751,000, respectively ($315,000 and
$964,000, respectively, relate to pre-1995 acquisitions).

     Commencing in early 1996, the Company began to experiment with a telephone reservation system designed to provide added customer service. Customers calling either the Company's toll-free telephone referral system, (800) 44-STORE, or a mini-warehouse facility are directed to the Company's reservation system where a trained representative discusses with the customer space requirements, price and location preferences and also informs the customer of other products and services provided by the Company. As of September 30, 1996, the telephone reservation system was supporting rental activity at all of the Company's properties, with the exception of one major market, which will be included by February 1997.

     In connection with the telephone reservation system, the Company experimented with pricing and promotional discounts designed to increase rental activity. As a result, rental discounts increased significantly. Rental income for the Company's mini-warehouse facilities is net of promotional discounts totaling $1,351,000 and $86,000 for the three months ended September 30, 1996 and 1995, respectively, and $1,955,000 and $296,000 for the nine months ended
September 30, 1996 and 1995, respectively. In addition, included in cost of operations are expenses with respect to the telephone reservation system totaling $406,000 and $639,000 for the three and nine months ended September 30, 1996.

     EQUITY IN EARNINGS OF REAL ESTATE ENTITIES: The Company currently has ownership interests in 42 limited partnerships and 11 REITs (collectively the "Unconsolidated Entities"). The Company's ownership interest in these entities ranges from 15% to 45%, but generally averages approximately 30%. Due to the Company's limited ownership interest and control of these entities, the Company does not consolidate the accounts of these entities for financial reporting purposes and accounts for such investments using the equity method.


     Equity in earnings of real estate entities was $5,559,000 and $418,000 for the three months ended September 30, 1996 and 1995, respectively. Equity in earnings of real estate entities was $15,649,000 and $997,000 for the nine months ended September 30, 1996 and 1995, respectively. For the 1995 periods, equity in earnings of real estate entities principally consists of earnings from partnerships which are now consolidated with the Company and, accordingly, are no longer included in equity in earnings of real estate entities in 1996. The 1996 earnings principally consists of earnings related to the interests acquired pursuant to the PSMI Merger.


     Equity in earnings of real estate entities for three and nine months ended September 30, 1996 consists of the Company's pro rata share of earnings (including the Company's share of depreciation expense - $2,458,000 and $7,232,000, respectively) of the Unconsolidated Entities based upon the Company's ownership interest in each for the period. In addition, equity in earnings of real estate entities for three and nine months ended September 30, 1996 includes amortization totaling $1,957,000 and $6,009,000, respectively, representing the amortization of the Company's cost basis over the underlying book value of the Company's equity interest in each of the entities.

     Similar to the Company, the Unconsolidated Entities generate substantially all of their income from their ownership of mini-warehouse facilities. In the aggregate, the Unconsolidated Entities own a total of 407 facilities at September 30, 1996, including 397 mini-warehouse facilities. The following summarizes combined operating data with respect to those Unconsolidated Entities existing at September 30, 1996:

                                   Selected Financial Data of Unconsolidated Entities
                    -----------------------------------------------------------------------------------
                                                                                       (in thousands)
                    For the nine months ended September 30, 1996:
                         Rental income..............................................          $153,716
                         Total revenues.............................................           155,111
                         Cost of operations.........................................            56,885
                         Depreciation...............................................            24,179
                         Net income.................................................            65,460
                    At September 30, 1996:
                         Total assets...............................................          $947,480
                         Total debt.................................................            90,684
                         Total equity...............................................           819,362


     The Company expects that its equity in earnings from Unconsolidated Entities will generally decrease as a result of the acquisition of additional interests in the Unconsolidated Entities by the Company. The Company has in the past, and may continue to seek to acquire in the future, real estate facilities owned by or additional interests in the Unconsolidated Entities. During 1996, in connection with mergers and other business combinations, the Company acquired several entities which were previously included in Unconsolidated Entities and accounted for under the equity method. Included in equity in earnings of real estate entities for the three and nine months ended September 30, 1996 is $199,000 and $1,010,000 of income derived from entities which have since been acquired by the Company and, accordingly, will no longer be recurring as equity in earnings of real estate entities.

     PROPERTY MANAGEMENT OPERATIONS: In connection with the PSMI Merger, the Company acquired property management contracts for mini-warehouse facilities owned by affiliated entities and third party owners. In addition, the Company acquired a 95% economic interest in a subsidiary which manages commercial properties. These facilities constitute all of the United States mini-warehouses and business parks doing business under the "Public Storage" name and all those in which the Company has an interest, which include all the facilities owned by the Consolidated Partnerships, Unconsolidated Entities, and 69 facilities owned by third parties in which the Company has no equity interest. Subsequent to September 30,1996, the Company acquired 13 of these properties.

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

     During the three months ended September 30, 1996, the Company's property management operations generated net operating income of $3,033,000 on revenues of $3,609,000 and expenses of $576,000. During the nine months ended September 30, 1996, the Company's property management operations generated net operating income of $9,167,000 on revenues of $10,918,000 and expenses of $1,751,000. Because the Company has significant ownership interests in all but 69 of the facilities it manages, the revenues generated from its property management operations are generally predictable and are dependent upon the future growth of rental income for those facilities the Company manages.

     As noted above, the Company has in the past, and may continue to seek to acquire in the future, real estate facilities owned by the Unconsolidated Entities. Although the acquisition such facilities will have the affect of reducing management fee income to the Company there will be a corresponding benefit to the Company from the reduction in the operating costs of these facilities as a result of being managed by the Company.

     INTEREST AND OTHER INCOME: Interest and other income increased $819,000, to $1,820,000 for the three months ended September 30, 1996 from $1,001,000 for the same period in 1995. Interest and other income increased $2,665,000 to $6,129,000 for the nine months ended September 30, 1996 from $3,464,000 for the same period in 1995.

     Interest and other income principally consists of interest earned on cash balances and interest related to mortgage notes receivable. The increase in interest income for the three and nine months ended September 30, 1996 compared to the same periods in 1995 is primarily due to interest income on excess cash balances and an increase in mortgage notes receivable balances. From mid December 1995 through late January 1996, the Company, through two equity offerings of preferred stock, raised net proceeds of approximately $330 million. Additionally during the second and third quarters the Company raised approximately $128.5 million from two private common stock offerings. Due to the timing to invest these proceeds into real estate assets, cash balances in interest bearing accounts during the three and nine months ended September 30, 1996 on average were approximately $15 million and $58 million, respectively.

     Also included in interest and other income for the three and nine months ended September 31, 1996 is $447,000 and $829,000 related to the Company's ancillary business activities, specifically lock and box sales and truck rental operations.

     DEPRECIATION AND AMORTIZATION: Depreciation and amortization expense has increased from $10,961,000 for the three months ended September 30, 1995 to $16,819,000 for the same period in 1996. Depreciation and amortization expense has increased from $27,887,000 for the nine months ended September 30, 1995 to $47,553,000 for the same period in 1996.

     These increases are principally due to the acquisition of additional real estate facilities during 1995 and 1996 combined with amortization of intangible assets acquired in connection with the PSMI Merger. Amortization expense with respect to intangible assets acquired in the PSMI Merger totaled $2,328,000 and $6,982,000 for the three and nine months ended September 30, 1996, respectively (none for the periods in 1995).

     GENERAL AND ADMINISTRATIVE EXPENSE: General and administrative expense was $1,536,000 for the three months ended September 30, 1996 and $875,000 the same period in 1995. General and administrative expense was $4,595,000 for the nine months ended September 30, 1996 and $2,611,000 the same period in 1995.

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

     ADVISORY FEE: During 1995, the Company's day-to-day operations were performed by an adviser for a contractual fee which during the three and nine months ended September 30, 1995 amounted to $2,036,000 and $5,462,000, respectively. Pursuant to the PSMI Merger, effective November 16, 1995, the Company became self-advised and as a result will no longer incur advisory fees.

     MINORITY INTEREST IN INCOME: Minority interest in income represents the income allocable to equity interests in the Consolidated Partnerships which are not owned by the Company. Minority interest in income for the three months ended September 30, 1996 was $2,453,000 compared to $1,734,000 for the same period in 1995, representing an increase of $719,000. This increase is principally the result of the consolidation of additional partnerships (and corresponding increase in minority interest) during the first and second quarters of 1996. In determining income allocable to the minority interest for the three months ended September 30, 1996 and 1995, consolidated depreciation and amortization expense of approximately $2,999,000 and $2,801,000, respectively, was allocated to the minority interest.

     Minority interest in income for the nine months ended September 30, 1996 was $7,268,000 compared to $5,449,000 for the same period in 1995, representing an increase of $1,819,000. Similar to the third quarter comparisons, this increase is principally a result of the consolidation of additional partnerships. In determining income allocable to the minority interest for the nine months ended September 30, 1996 and 1995, consolidated depreciation and amortization expense of approximately $8,708,000, and $8,193,000, respectively, was allocated to the minority interest.


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

     The Company has operated and intends to continue to operate in a self-sufficient manner without reliance on external sources of financing to fund its ongoing operating needs. The Company believes that funds internally generated from ongoing operations will continue to be sufficient to enable it to meet its operating expenses, capital improvements, debt service requirements and distributions to shareholders for the foreseeable future. Over the past nine years, funds internally generated from ongoing operations were in excess of the Company's operating needs, allowing the Company to retain cash flow, which it used to invest in the acquisition of additional real estate investments or make optional principal repayments on debt.

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

     Net cash provided by operations (as determined in accordance with generally accepted accounting principles) reflects the cash generated from the Company's business before distributions to various equity holders, including the preferred shareholders, capital expenditures or mandatory principal payments on debt. Net cash provided by operations has increased to $178,438,000 from $82,467,000 for the nine months ended September 30, 1996 and 1995, respectively

     The following table summarizes the Company's ability to pay the minority interests' distributions, its dividends to the preferred shareholders and capital improvements to maintain the facilities through the use of cash provided by operating activities. The remaining cash flow is available to the Company to make both scheduled and optional principal payments on debt, pay distributions to common shareholders and for reinvestment.


                                                                  Three Months Ended                   Nine Months Ended
                                                                     September 30,                    September 30,
                                                             ------------------------------    -------------------------------
                                                                 1996            1995            1996              1995
                                                             -------------   --------------    ------------    ---------------

                                                                                   (Amounts in thousands)

           Net income......................................      $40,366         $19,470        $110,446           $49,221
           Depreciation and amortization...................       16,819          10,961          47,553            27,887
           Depreciation from unconsolidated real
             estate investments............................        4,415               -          13,241                 -
           Minority interest in income.....................        2,453           1,734           7,268             5,449
           Amortization of discounts on mortgage notes
             receivable....................................          (23)            (23)            (70)              (90)
                                                             -------------   --------------    ------------    ---------------
                 Net cash provided by operating
                 activities................................       64,030          32,142         178,438            82,467


           Distributions from operations to minority
             interests (funds from operations
             allocable to minority interests)..............       (5,452)         (4,535)        (15,976)          (13,642)
                                                             -------------   --------------    ------------    ---------------
           Cash from operations/FFO available to the
             Company's shareholders........................       58,578          27,607         162,462            68,825


             Less: preferred stock dividends...............      (17,056)         (8,596)        (50,118)          (21,904)
                                                             -------------   --------------    ------------    ---------------

           Cash from operations/FFO available to
             common shareholders...........................       41,522          19,011         112,344            46,921
           Capital improvements to maintain facilities:
             Mini-warehouses...............................       (4,557)         (2,193)        (10,884)           (4,590)
             Business parks................................       (1,171)           (881)         (2,581)           (1,790)
           Add back: minority interest share of
             capital improvements..........................          815             593           2,295             1,452
                                                             -------------   --------------    ------------    ---------------

           Funds available for principal payments on
             debt, common dividends and reinvestment.......       36,609          16,530         101,174            41,993
           Cash distributions to common shareholders.......      (16,945)         (9,254)        (49,121)          (24,140)
                                                             -------------   --------------    ------------    ---------------

             Funds available for principal payments on
             debt and investment...........................      $19,664          $7,276         $52,053           $17,853
                                                             =============   ==============    ============    ===============


     See the consolidated statements of cash flows for the nine months ended September 30, 1996 and 1995 for additional information regarding the Company's investing and financing activities.


     FUNDS FROM OPERATIONS ("FFO"): FFO is used by many financial analysts in evaluating REITs. The Company defines FFO as net income (loss) (computed in accordance with GAAP) before (i) gain (loss) on disposition of real estate, adjusted as follows: (i) plus depreciation and amortization, and (ii) less FFO attributable to minority interest. The National Association of Real Estate Investment Trusts, Inc. ("NAREIT") definition of FFO does not specifically address the treatment of minority interest in the determination of FFO. In the case of the Company, FFO represents amounts attributable to its shareholders after deducting amounts attributable to the minority interests. FFO does not take into consideration scheduled principal payments on debt, capital improvements, distributions and other obligations of the Company which are further discussed below. Accordingly, FFO is a supplemental performance measure and is not a substitute for the Company's cash flow or net income (as discussed above) as a measure of the Company's liquidity or operating performance.

     FFO applicable to the common shareholders (after deducting all preferred stock dividends) increased to $41,522,000 for the three months ended September 30, 1996 compared to $19,011,000 for the same period in 1995. FFO applicable to the common shareholders (after deducting all preferred stock dividends)
                                       23
increased to $112,344,000 for the nine months ended September 30, 1996 compared to $46,921,000 for the same period in 1995. Although the Company does not present FFO per common share, those computing this amount need to take into consideration the dilutive effects of the Company's 8.25% convertible preferred stock.

     The Company accounts for the Unconsolidated Entities using the equity method of accounting, and accordingly, earnings are recognized based upon the Company's economic interest in each of the partnerships and REITs. Provisions of the agreements of these partnerships and REITs provide for the payment of preferred cash distributions to other investors (until certain specified amounts have been paid) without regard to the pro rata interest of all investors in current earnings. As a result, cash distributions to be paid to the Company for a period of time will be less than the Company's FFO, as defined, from these entities (distributable FFO to the Company was approximately $12.6 million less than the FFO recognized by the Company for the nine months ended September 30,
1996). Preferred cash distributions paid to other investors during each period have the effect of increasing the Company's economic interest in each of the respective entities and reducing the amount of future preference payments which must be paid to other investors before cash distributions will be shared on a pro rata basis with respect to each investor's actual interest. At September 30, 1996, the aggregate future preference payments to other investors is approximately $93.9 million and is expected to be paid over approximately 15 years, with approximately 50% of the amount being paid over the next 3.5 years.

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

     Over the past four years, the Company's distribution policy has enabled it to retain significant funds (after capital improvements) to make additional investments and debt reductions. During first nine months of 1996 and 1995, the Company distributed to common shareholders approximately 44% and 51% of its FFO available to common shareholders, respectively, allowing it to retain approximately $52.1 million and $17.9 million (an increase of approximately 191%), respectively, after satisfying its capital improvements and preferred stock dividend requirements (see table above).

     DISTRIBUTION REQUIREMENTS: During the first nine months of 1996, the Company paid dividends totaling $41,063,000 to the holders of the Company's
Senior Preferred Stock, $9,055,000 to the holders of the Convertible Preferred Stock, and $49,121,000 to the holders of Common Stock. Dividends with respect to the Senior Preferred Stock and the Convertible Preferred Stock include pro-rated amounts for securities issued during 1996.

     CAPITAL IMPROVEMENT REQUIREMENTS: During 1996, the Company has budgeted approximately $17.1 million for capital improvements ($13.6 million for its mini-warehouse and $3.5 million for its business park facilities). The minority interests' share of the budgeted capital improvements is approximately $3.4 million. During the first nine months of 1996, the Company incurred capital improvements of approximately $13.5 million.

     During 1995, the Company commenced a program to enhance its visual icon and modernize the appearance of its mini-warehouse facilities, including modernization of signs, paint color schemes, and rental offices. Included in the 1996 capital improvement budget is approximately $4.0 million with respect to these expenditures.

     DEBT SERVICE REQUIREMENTS: The Company does not believe it has any significant refinancing risks with respect to its mortgage debt and nominal interest rate risks associated with its variable rate mortgage debt. The Company uses its $125.0 million of bank credit facility (all of which was unused as of November 13, 1996) primarily to fund acquisitions and provide financial flexibility and liquidity. The credit facility currently bears interest at LIBOR plus 0.75%.

     At September 30, 1996, the Company had total outstanding notes payable of approximately $112.6 million. Approximate principal maturities of notes payable at September 30, 1996 are as follows:

                                                                         Mortgage Debt
                                                                 ------------------------------
                                            7.08% Unsecured                         Variable
                                             Senior Notes        Fixed Rate (1)     Rate (2)        Total (3)
                                             ------------        --------------     -----------    ---------
                                                                   (in thousands)


         1996 (remainder of)..........          $  2,875            $  1,213            $    5     $    4,093
         1997.........................             6,500               4,812               804         12,116
         1998.........................             7,250               7,900                 -         15,150
         1999 ........................             8,000               6,484                 -         14,484
         2000.........................             8,750               2,721                 -         11,471
         Thereafter...................            29,250              26,083                 -         55,333
                                             ------------        --------------     -----------    ----------
                                                 $62,625             $49,213              $809       $112,647
                                             ============        ==============     ===========    ==========


      (1)   Weighted average rate of 10.25% at September 30, 1996.
      (2)   Weighted average rate of 7.38% at September 30, 1996.
      (3)   Weighted average rate of 8.5% at September 30, 1996.


     EXTERNAL FINANCING: The Company intends to continue to expand its asset and capital base through the acquisition of real estate assets and interests in real estate assets from both unaffiliated and affiliated parties through direct purchases, mergers, tender offers or other transactions. The Company expects to fund these transactions with internally generated retained cash flows and borrowings under its $125.0 million credit facility. The Company intends to repay amounts borrowed under the credit facility from undistributed operating cash flow or, as market conditions permit and are determined to be advantageous, from the public or private placement of securities. The Company issued for cash $163.1 million of its Series H Preferred Stock in January 1996 and a total of $128.5 million of Common Stock in June and September 1996. The proceeds were used to repay debt and make additional real estate investments.

     In April 1996, the Company acquired all of the limited partnership interest in two partnerships in which the Company had previously acquired the general partnership interests. These limited partnership interest were acquired from an institutional investor in exchange for $58,955,000 of the Company's Convertible Preferred Stock, Series CC ("Series CC").

     In November 1996, the Company issued 4,000,000 depository shares of its 8-5/8% Series I Preferred Stock raising net proceeds of approximately $96.7 million. The Company intends to use the net proceeds from this offering to make investments in real estate and to satisfy cash elections in connection with mergers with affiliated REITs which are expected to close in December 1996.

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

     The Company's portfolio of real estate facilities remains substantially unencumbered. At September 30, 1996, the Company had mortgage debt outstanding of approximately $50 million and had consolidated real estate facilities with a book value of $1.6 billion. The Company, however, has been adverse to financing its acquisitions with debt and generally will only increase its mortgage borrowing through the assumption of pre-existing debt on acquired real estate facilities.

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

     Mergers and property acquisitions: During the first nine months of 1996, the Company completed five merger transactions with affiliated public REITs whereby the Company acquired all the outstanding stock of the REITs in exchange for cash and common stock of the Company. In the mergers, the Company issued an aggregate of 5 million ($106.3 million) shares of Common Stock and paid $39.0 million in cash.

     In August 1996, Partners Preferred Yield, Inc. ("PPY"), Partners Preferred Yield II, Inc. ("PPY-2") and Partners Preferred Yield III, Inc. ("PPY-3") each agreed, subject to certain conditions, to merge with and into the Company. PPY, PPY-2 and PPY-3 are affiliated publicly traded equity real estate investment trusts. Each of the proposed mergers is not conditioned on each other. Each of the mergers is conditioned on approval by the respective shareholders of PPY, PPY-2 and PPY-3. The Company expects that if approved by the shareholders, the mergers would be completed by December 31, 1996. After giving effect to the Company's existing ownership of common stock in each of these entities, the Company expects that the acquisition cost of the remaining shares to be approximately $140.0 million.

     The estimated value of the PPY merger is approximately $68.5 million. PPY has 3,077,028 outstanding shares of common stock series A, 420,875 outstanding shares of common stock series B, 247,574 outstanding shares of common stock series C, and 163,036 outstanding shares of common stock series D. The Company owns 438,503 shares of common stock series A, 336,700 shares of common stock series B, 198,059 shares of common stock series C, and 130,429 shares of common stock series D. Upon completion of the merger, each outstanding share of common stock series A of PPY (other than shares held by the Company) would be converted, at the election of the shareholders of PPY, into either shares of the Company's common stock with a market value of $19.00 or, with respect to up to 20% of the PPY common stock series A, $19.00 in cash. In addition, each share of PPY series B, C and D (other than shares held by the Company) will be converted into the right to receive $11.66 in the Company's common stock, plus the estimated required REIT distributions attributable to the PPY common stock series B of $0.70 per share. The shares of PPY common stock series A, B, C and D held by the Company will be canceled in the merger. PPY owns 19 mini-warehouse properties (1,249,000 square feet).

     The estimated value of the PPY-2 merger is approximately $74.4 million. PPY-2 has 3,130,103 outstanding shares of common stock series A, 420,875 outstanding shares of common stock series B, 247,574 outstanding shares of common stock series C, and 163,036 outstanding shares of common stock series D. The Company owns 441,503 shares of common stock series A, 336,700 shares of common stock series B, 198,059 shares of common stock series C, and 130,429 shares of common stock series D. Upon completion of the merger, each outstanding share of common stock series A of PPY-2 (other than shares held by the Company) would be converted, at the election of the shareholders of PPY-2, into either shares of the Company's common stock with a market value of $20.39 or, with respect to up to 20% of the PPY-2 common stock series A, $20.39 in cash. In addition, each share of PPY-2 series B, C and D (other than shares held by the Company) will be converted into the right to receive $12.26 in the Company's common stock, plus the estimated required REIT distributions attributable to the PPY-2 common stock series B of $0.83 per share. The shares of PPY-2 common stock series A, B, C and D held by the Company will be canceled in the merger. PPY-2 owns 24 mini-warehouse properties (1,362,000 square feet).

     The estimated value of the PPY-3 merger is approximately $31.1 million. PPY-3 has 1,313,384 outstanding shares of common stock series A, 168,709 outstanding shares of common stock series B, 99,241 outstanding shares of common stock series C, and 65,354 outstanding shares of common stock series D. The Company owns 82,547 shares of common stock series A, 134,967 shares of common stock series B, 79,393 shares of common stock series C, and 52,283 shares of common stock series D. Upon completion of the merger, each outstanding share of common stock series A of PPY-3 (other than shares held by the Company) would be converted, at the election of the shareholders of PPY-3, into either shares of the Company's common stock with a market value of $20.47 or, with respect to up to 20% of the PPY-3 common stock series A, $20.47 in cash. In addition, each share of PPY-3 series B, C and D (other than shares held by the Company) will be converted into the right to receive $12.30 in the Company's common stock, plus the estimated required REIT distributions attributable to the PPY-2 common stock series B of $0.74 per share. The shares of PPY-3 common stock series A, B, C and D held by the Company will be canceled in the merger. PPY-3 owns 9 mini-warehouse properties (567,000 square feet).

     Subsequent to September 30, 1996, the Company acquired 17 mini-warehouses (1,098,000 square feet) and 5 business park facilities (303,000 square feet) from three limited partnerships which were not affiliated with the Company. the aggregate acquisition cost was approximately $55.7 million.

     The Company has agreements in principle to acquire 8 mini-warehouses (569,000 square feet) and 5 business park facilities (428,000 square feet) from two limited partnerships which are not affiliated with the Company. The Company currently manages these properties on behalf of the partnerships. The acquisition of the real estate assets from each of the limited partnerships is subject to certain conditions. The aggregate acquisition cost is approximately $30.2 million.

     DEVELOPMENT ACTIVITIES: Historically, the Company only acquired interests in existing/operating real estate facilities. However, commencing in 1995, the Company began to construct mini-warehouse facilities. Through September 30, 1996, the Company constructed and opened for operation four facilities, one of which began operations in August 1995 and three in 1996. At September 30, 1996, the Company had nine mini-warehouses under development with an aggregate cost incurred to date of approximately $22.5 million and total additional estimated cost to complete of $18.8 million.

     The Company currently has plans to develop an additional 13 mini-warehouses (811,000 square feet) in various locations at an estimated cost of approximately $57.1 million. The Company is evaluating the feasibility of developing additional mini-warehouses in selected markets in which there are few, if any, facilities to acquire at attractive prices and where the scarcity of other undeveloped parcels of land or other impediments to development make it difficult to construct additional competing facilities and has incurred approximately $4.0 in connection with these additional facilities.

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

     OTHER ACTIVITIES: In August 1996, a subsidiary of the Company acquired a company engaged in the portable self-storage business in Southern California. The subsidiary plans to open locations during the fourth quarter of 1996. The operations of this subsidiary are not expected to be significant to the Company's operations during 1996.

     FUTURE TRANSACTIONS: The Company intends to continue to expand its assset and capital base through the acquisition of real estate assets and interests in real estate assets from unaffiliated parties and affiliates of The Company through direct purchase, merger, tender offers or other transactions.

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

PART II. OTHER INFORMATION


Item 4    Submission of Matters to a Vote of Security Holders
          ---------------------------------------------------

     The Company held an annual meeting of shareholders on October 7, 1996. Proxies for the annual meeting were solicited pursuant to Regulation 14 under the Securities Exchange Act of 1934. The annual meeting involved the following matters:

1.     ELECTION OF DIRECTORS

                                                                                              Number of Shares of Convertible
                                                       Number of Shares of Common Stock          Preferred Stock, Series CC
                                                       --------------------------------          --------------------------
                               Name                      Voted For           Withheld           Voted For          Withheld
                -------------------------------          ---------           --------           ---------          --------

                B. Wayne Hughes                          62,222,007          321,179             58,955               -
                Harvey Lenkin                            62,227,394          315,792             58,955               -
                Robert J. Abernethy                      62,228,191          314,995             58,955               -
                Dann V. Angeloff                         62,226,802          316,384             58,955               -
                William C. Baker                         62,224,518          318,668             58,955               -
                Uri P. Harkham                           62,224,001          319,185             58,955               -


                                                            Total Common Stock and Convertible Preferred Stock, Series CC
                                                            -------------------------------------------------------------


                               Name                                Voted For                              Withheld
                -----------------------------------                ---------                              --------
                B. Wayne Hughes                                     62,280,962                                321,179
                Harvey Lenkin                                       62,286,349                                315,792
                Robert J. Abernethy                                 62,287,146                                314,995
                Dann V. Angeloff                                    62,285,757                                316,384
                William C. Baker                                    62,283,473                                318,668
                Uri P. Harkham                                      62,282,956                                319,185

2. Adoption of amendments to the Company's articles of incorporation in the form of Exhibit A to the Company's Proxy Statement dated August 30, 1996 to authorize 200,000,000 shares of Equity Stock - approval of this proposal required the affirmative vote of the holders of (i) a majority of the Company's outstanding shares of Common Stock and (ii) a majority of the Company's outstanding shares of Common Stock and Convertible Preferred Stock, Series CC, voting together as a single class, and this proposal was approved by the following vote:

                                                                  For             Against            Abstain           No Vote
                                                                  ---             -------            -------           -------

                 Common Stock                                  53,697,808         5,576,843           447,671        2,820,864

                 Convertible Preferred Stock, Series CC            58,955                 -                 -                -
                                                               ----------         ---------           -------        ---------
                 Total Common Stock and Convertible
                 Preferred Stock, Series CC                    53,756,763         5,576,843           447,671        2,820,864
                                                               ==========         =========           =======        =========


3. Approval of adoption of the Company's 1996 Stock Option and Incentive Plan in the form of Exhibit B to the Company's Proxy Statement dated August 30, 1996 - approval of this proposal required the affirmative vote of a majority of the votes cast on the proposal, and this proposal was approved by the following vote:



                                                                  For             Against             Abstain         No Vote
                                                                  ---             -------             -------         -------

                 Common Stock                                  60,876,527         1,166,963           499,694             2

                 Convertible Preferred Stock, Series CC            58,955                 -                 -             -
                                                               ----------         ---------           -------        ---------

                 Total Common Stock and Convertible
                 Preferred Stock, Series CC                    60,935,482         1,166,963           499,694             2
                                                               ==========         =========           =======        =========

Item 6     Exhibits and Reports on Form 8-K
            --------------------------------

      (a)  The following Exhibits are included herein:

           (11)  Statement re: Computation of Earnings per Share

           (12)  Statement re: Computation of Ratio of Earnings to Fixed Charges

           (27)  Financial Data Schedule

       (b) Reports on Form 8-K

          The Company filed a Current Report on Form 8-K dated September 6, 1996, pursuant to Item 5, which filed the following financial information relating to the Company's mergers with Public Storage Properties X, Inc. and Public Storage Properties XII, Inc., and proposed mergers and acquisitions:

          - Combined Summary of Historical Information Relating to Operating Revenues and Specified Expenses Certain Properties

          -    Pro Forma Consolidated Financial Statements

          The Company filed a Current Report on Form 8-K dated September 18, 1996, pursuant to Item 5, which filed certain exhibits relating to the Company's public offering of Common Stock.

                                   SIGNATURES




     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                            DATED: November 13, 1996

                            PUBLIC STORAGE, INC.


                            BY:   /s/ Ronald L. Havner, Jr.
                                -----------------------------
                                Ronald L. Havner, Jr.
                                Senior Vice President and
                                  Chief Financial Officer
                                    (Principal financial officer)


                            BY:   /s/ John Reyes
                                -----------------------------
                                John Reyes
                                Vice President and Controller
                                  (Principal accounting officer)