Form 10-K
period 1996-12-31
PUBLIC STORAGE INC /CA
filed 1997-03-28
CIK 318380

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended December 31, 1996
                          -----------------

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED].

For the transition period from             to
                              ------------    ---------------------

Commission File Number: 1-8389
                       --------

                              PUBLIC STORAGE, INC.
                              --------------------
             (Exact name of registrant as specified in its charter)

               California                                     95-3551121
-----------------------------------                  --------------------------
    (State or other jurisdiction of                        (I.R.S. Employer
     incorporation or organization)                      Identification Number)

701 Western Avenue, Glendale, California                          91201-2397
----------------------------------------             --------------------------
(Address of principal executive offices)                           (Zip Code)

Registrant's telephone number, including area code: (818) 244-8080.
                                                    ---------------

Securities registered pursuant to Section 12(b) of the Act:

                                                                                                Name of each exchange
                            Title of each class                                                  on which registered
                            --------------------                                                ----------------------
10% Cumulative Preferred Stock, Series A, $.01 par value............................            New York Stock Exchange
9.20% Cumulative Preferred Stock, Series B, $.01 par value..........................            New York Stock Exchange
Adjustable Rate Cumulative Preferred Stock, Series C, $.01 par value................            New York Stock Exchange
9.50% Cumulative Preferred Stock, Series D, $.01 par value..........................            New York Stock Exchange
10% Cumulative Preferred Stock, Series E, $.01 par value............................            New York Stock Exchange
9.75% Cumulative Preferred Stock, Series F, $.01 par value..........................            New York Stock Exchange
Depositary Shares Each Representing 1/1,000 of a Share of 8-7/8% Cumulative
  Preferred Stock, Series G, $.01 par value.........................................            New York Stock Exchange
Depositary Shares Each Representing 1/1,000 of a Share of 8.45% Cumulative
  Preferred Stock, Series H, $.01 par value.........................................            New York Stock Exchange
Depositary Shares Each Representing 1/1,000 of a Share of 8-5/8% Cumulative
  Preferred Stock, Series I, $.01 par value.........................................            New York Stock Exchange
8.25% Convertible Preferred Stock, $.01 par value...................................            New York Stock Exchange,
                                                                                                    Pacific Exchange
Common Stock, $.10 par value........................................................            New York Stock Exchange,
                                                                                                    Pacific Exchange

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

                                [ X ] Yes [ ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to the Form 10-K. [ ]

The aggregate market value of the voting stock held by non - affiliates of the registrant as of March 18, 1997:

Common Stock, $.10 Par Value - $1,525,781,238 (computed on the basis of $28.375 per share which was the reported closing sale price of the Company's Common Stock on the New York Stock Exchange on March 18, 1997).

The number of shares outstanding of the registrant's classes of common stock as of March 18, 1997:

Common Stock, $.10 Par Value - 93,038,779 shares
------------------------------------------------

Class B Common Stock, $.10 Par Value - 7,000,000 shares
-------------------------------------------------------




                       DOCUMENTS INCORPORATED BY REFERENCE

Information required by Part III will be included in an amendment to this Form 10-K under cover of a Form 10-K/A filed within 120 days of the Registrant's 1996 fiscal year, which information is incorporated by reference into Part III.

                                     PART I
                                     ------

ITEM 1.   BUSINESS
          --------
GENERAL
----------
     Public Storage, Inc. (the "Company") is an equity real estate investment trust ("REIT") organized as a corporation under the laws of California on July 10, 1980. The Company is a fully integrated, self-administered and self-managed real estate investment trust ("REIT") that acquires, develops, owns and operates self-storage facilities. The Company is the largest owner and operator of self-storage space in the United States with direct and indirect equity investments in 1,064 self-storage facilities containing approximately 64.0 million square feet of space at December 31, 1996. To a much lesser extent, the Company has ownership interests in commercial properties containing commercial and industrial space for rent.

     The Company has elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended. To the extent that the Company continues to qualify as a REIT, it will not be subject to tax, with certain limited exceptions, on the taxable income that is distributed to its shareholders.

     Prior to November 16, 1995, the Company's operations were managed, pursuant to contractual arrangements, by Public Storage Advisers, Inc., the Company's investment advisor, by Public Storage Management, Inc. ("PMSI"), its self-storage property operator and by Public Storage Commercial Properties Group, Inc. ("PSCP"), its commercial property operator. On November 16, 1995, the Company completed a merger transaction with PSMI whereby the Company became self-administered and self-managed and acquired substantially all of the United States real estate operations of PSMI. In addition, the Company's name was changed from Storage Equities, Inc. to Public Storage, Inc.

MANAGEMENT
----------

     The Company's senior management team is headed by B. Wayne Hughes (63), Chairman and Chief Executive Officer. Mr. Hughes established the Public Storage Organization in 1972 and has successfully managed the Company through several market cycles. The Company's executive management includes: Harvey Lenkin (60), President; John Reyes (36), Senior Vice President and Chief Financial Officer; Hugh W. Horne (52), Senior Vice President - Development; and Marvin M. Lotz
(54), Senior Vice President-Operations.

     The Company's five senior officers have been responsible for the acquisition of more than 350 self-storage facilities, the development of more than 650 self-storage facilities and the management of more than 1,000 self-storage facilities during their average 18 years of experience with the Public Storage organization. In addition, the Company's senior management has a significant ownership position in the Company with executive officers, directors and their families owning approximately 39.3 million shares or 42% of the Common Stock as of March 18, 1997.


REIT Structure
--------------
     The Company has elected to operate as a REIT for income tax purposes. This structure provides the Company with two principal benefits which it believes enhance shareholder value:

  1) Eliminates effectively a corporate level tax on the earnings from the Company's business operations. As long as the Company meets certain tests, its common shareholders are not subject to "double taxation".

  2) Facilitates the financial leveraging of the Company's business with "permanent capital" i.e., perpetual preferred stock, versus debt, with no adverse tax consequences. Operating as a REIT, the dividends the Company pays on preferred stock have similar tax attributes as interest payments on debt. However, unlike debt, perpetual preferred stock carries no refinancing risks.

INVESTMENT OBJECTIVE
--------------------
     The Company's primary objective is to maximize shareholder value through internal growth (by increasing funds from operations and cash available for distribution) and acquisitions of additional real estate investments. The Company believes that its access to capital, geographic diversification and operating efficiencies resulting from its size will enhance its ability to achieve this objective.

COMPETITION
-----------
     Competition  in  the  market  areas  in  which  the  Company   operates  is
significant and affects the occupancy levels, rental rates and operating expenses of certain of the Company's facilities. The Company believes that its operating results have benefited from favorable industry trends and conditions.

     In seeking investments, the Company competes with a wide variety of institutions and other investors. An increase in the amount of funds available for real estate investments may increase competition for ownership of interests in facilities and may reduce yields. In addition, recent increases in plans for development of self-storage facilities is expected to further intensify competition among self-storage operators in certain market areas.

     The Company believes that the significant operating and financial experience of its executive officers and directors, combined with the Company's capital structure, national investment scope, geographic diversity, economies of scale and the "Public Storage" name, should enable the Company to continue to compete effectively with other entities.

     In recent years consolidation has occurred in the fragmented self-storage industry. In addition to the Company, there are four other publicly traded REITs and numerous private regional and local operators operating in the self-storage industry. The Company believes that it is well-positioned to capitalize on this consolidation trend due to its demonstrated access to capital and national presence.

BUSINESS  ATTRIBUTES
--------------------
     The Company believes it possesses several distinguishing characteristics which enable it to compete effectively in the self-storage industry. The Company's facilities are part of a comprehensive distribution system encompassing standardized procedures, integrated reporting and information networks and centralized marketing. The Company possesses the most experienced facility management, acquisition and development staffs in the self-storage industry.

     This distribution system facilitates the cross-marketing, referral and targeting of properties within each market and is designed to maximize revenue through pricing and occupancy. In addition, the Company is able to generate incremental revenue from sales of ancillary products such as truck rental, locks, boxes and most recently portable self-storage. The distribution system was significantly enhanced during 1996 with the introduction and implementation of the national telephone reservation center and new facility management software. These distinguishing characteristics are as follows:

     NATIONAL TELEPHONE RESERVATION SYSTEM: Commencing in early 1996, the Company began to experiment with a national telephone reservation system designed to provide added customer service. Customers calling either the Company's toll-free telephone referral system, (800) 44-STORE, or a self-storage facility are directed to the national reservation system where a representative discusses with the customer space requirements, price and location preferences and also informs the customer of other products and services provided by the Company. The national telephone reservation system, which is no longer experimental, was not fully operational for most of the Company's facilities until the fourth quarter of 1996. As of December 31, 1996, the national telephone reservation system was supporting rental activity at all of the Company's properties, with the exception of one major market, which was included in March 1997.

     The Company believes that the national telephone reservation system has enhanced the Company's ability to effectively market its self-storage facilities and is primarily responsible for the Company's increasing occupancy levels and realized rental rates experienced during 1996.

     PORTABLE SELF-STORAGE: In 1996, the Company organized Public Storage Pickup and Delivery, Inc. ("PSPUD") as a separate corporation to operate a portable self-storage business that rents storage containers to customers for storage in central warehouses and provides related transportation services. The concept of PSPUD is to provide an alternative to a self-storage facility where customers transport their goods to the facility and rent a space to store their goods. PSPUD will deliver a storage container(s) to the customer's location where the customer, at his convenience, packs his goods into the storage container. PSPUD will subsequently return to the customer's location to retrieve the storage container(s) for storage in a central warehouse.

     The Company believes PSPUD's business complements the Company's existing self-storage operations and PSPUD is using the national telephone reservation system and various marketing initiatives, including radio and television, to promote its rental activity. PSPUD currently operates a total of 12 facilities in six greater metropolitan areas in California and Texas. PSPUD anticipates opening four additional facilities in these areas and in three additional areas by the end of the first quarter of 1997. PSPUD presently anticipates expanding its operations to a significant number of additional areas during the remainder of 1997 and 1998, subject to continuing evaluation of the feasibility of this business and the satisfaction of regulatory requirements. There can be no assurance on the level of PSPUD's expansion or profitability. Although PSPUD was not material to the Company's 1996 operating results, the Company expects that this business will have a material impact on the Company during 1997 and beyond.

     PSPUD's operating experience is limited and its operations may be affected by such factors as the level of competition in the business, the demand for storage containers, general economic conditions, either nationally or in the market areas in which PSPUD operates, the rate of facility move-ins and move-outs, the availability of acceptable locations, the level of PSPUD's operating expenses and the cost of capital equipment. The Company estimates that during the first year operations of a newly opened facility it will incur operating losses due to the "fill-up" process. Until the facilities are operating profitably, PSPUD's operations are expected to adversely impact the Company's earnings growth rate. The extent of the impact will depend in significant part on the number, timing and performance of new facilities.

     RETAIL CENTERS: In an effort to attract a wider variety of customers, to further differentiate the Company from its competition and to generate new sources of revenue, additional products are being offered to enhance the Company's self-storage business. These products and services include the sale of locks, boxes and packing supplies and the rental of trucks and other moving equipment through the implementation of a retail expansion truck rental program.

     The strategic objective of the retail expansion program is to create a "Retail Store" that will (i) rent spaces for the attached self-storage facility,
(ii) rent spaces for the other Public Storage facilities in adjacent neighborhoods, (iii) sell locks, boxes and packing materials and (iv) rent trucks and other moving equipment all in an environment that is retail oriented. Retail stores will be retro-fitted to some existing self-storage facility rental offices or "built-in" as part of the development of new self-storage facilities, both in high traffic, high visibility locations.

     ECONOMIES OF SCALE: The Company is by far the largest provider of self-storage space in the industry. The Company operates approximately one and one-half times the number of self-storage facilities than the other four publicly traded self-storage REITs in the self-storage industry combined. As of December 31, 1996, the Company operated 1,101 self-storage facilities (including 37 managed for third parties) in 38 states and had over 539,000 spaces rented. The size and scope of the Company's operations have enabled it to consistently achieve a high level of profit margins and low level of administrative costs relative to revenues in its industry.

     BRAND NAME RECOGNITION: The Company's operations are conducted under the "Public Storage" brand name, which it believes is the most recognized and established name in the self-storage industry. The Company's operations are conducted in 38 states, giving it national recognition and prominence. The Company focuses its operations within those states in the major metropolitan markets. This concentration establishes the Company as one of the dominant providers of storage space in each market that it operates in and enables it to use a variety of promotional venues, such as television and radio advertising as well as targeted discounting and referrals, which are generally not economically viable to its competitors.


GROWTH STRATEGIES
-----------------
     The  Company's   growth   strategies   focus  on  improving  the  operating
performance of its existing properties and on increasing its ownership of self-storage facilities through additional investments. Major elements of these strategies are as follows:

     INCREASE  NET  CASH  FLOW OF  EXISTING  PROPERTIES.  The  Company  seeks to increase the net cash flow generated by its existing properties by (i) increasing average occupancy rates and (ii) achieving higher levels of realized monthly rents per occupied square foot. The Company believes that its property management personnel and systems combined with the national telephone reservation system will enhance the Company's ability to meet these goals.

     ACQUIRE PROPERTIES OPERATED AND PARTIALLY OWNED BY THE COMPANY. In addition to 429 wholly owned self-storage facilities, the Company operates, on behalf of approximately 70 ownership entities, 635 self-storage facilities under the "Public Storage" name in which it has a partial equity interest. From time to time, some of these self-storage facilities or interests in them are available for purchase, providing the Company with a source of additional acquisition opportunities. The Company believes these properties include some of the better located, better constructed self-storage facilities in the industry. Because these properties are partially owned by the Company, it is provided with reliable operating information prior to acquisition and these properties are easily integrated into the Company's portfolio.

     DEVELOP PROPERTIES IN SELECTED MARKETS. During 1995, the Company commenced construction of self-storage facilities. One facility was completed and opened in August 1995. During 1996, the Company opened a total of four facilities, representing 241,000 net rentable square feet. As of December 31, 1996, the Company had eleven facilities at various stages of development with expected opening dates ranging from January 1997 through March 1998. In addition, the Company has identified 17 facilities (1,026,000 square feet) which it expects to begin constructing during 1997. The Company is evaluating the feasibility of developing additional self-storage facilities in selected markets in which there are few, if any, facilities to acquire at attractive prices and where the scarcity of other undeveloped parcels of land or other impediments to development make it difficult to construct additional competing facilities.

     ACQUIRE PROPERTIES OWNED OR OPERATED BY OTHERS. The Company believes its presence in and knowledge of substantially all of the major markets in the United States enhances its ability to identify attractive acquisition opportunities and capitalize on the overall fragmentation in the self-storage industry. The Company maintains local market information on rates, occupancy and competition in each of the markets in which it operates. Of the more than 20,000 self-storage facilities in the United States, the Company believes that the ten largest operators manage less than 15% of the total space. During 1996, the Company acquired 58 self-storage facilities from unaffiliated third parties. The Company, however, does not expect third party acquisitions to be significant during fiscal 1997, unless attractive investment opportunities are available.

     EXPAND THE PORTABLE SELF-STORAGE BUSINESS: PSPUD currently operates a total of 12 facilities in six greater metropolitan areas in California and Texas. PSPUD anticipates opening four additional facilities in these areas and in three additional areas by the end of the first quarter of 1997. PSPUD presently anticipates expanding its operations to a significant number of additional areas during the remainder of 1997 and 1998, subject to continuing evaluation of the feasibility of this business and the satisfaction of regulatory requirements.

     Generally, PSPUD expects to expend an amount ranging from $850,000 to $1,100,000 per facility during the first full year of operations, depending on location and pricing structure. This estimate includes approximately $550,000 of capitalized expenditures and assumes (i) a leased facility for 2,000 storage containers, (ii) a break-even occupancy level of 55% to 65%, (iii) a stabilized occupancy level of 90% reached in 9 to 12 months and (iv) monthly rental rates ranging from $35.00 to $45.00 per container. Rental rates will vary based on location and market conditions. Most of the operating costs of a facility are expected to be fixed. However, certain fixed costs are expected to be reduced as the facility reaches a stabilized occupancy level and certain economies of scale are expected to be achieved as the number of facilities in operation grows. PSPUD's operating experience is limited and its operations may be affected by certain factors previously described.

     COMMERCIAL PROPERTIES: Effective January 2, 1997, the Company restructured its commercial property operations by reorganizing PSCP, (now known as American Office Park Properties, Inc.) its commercial property manager, into a private REIT that will concentrate its investing efforts in real estate facilities containing commercial and industrial rental space through an operating partnership. The Company and Consolidated Partnerships contributed 35 commercial properties to the operating partnership in exchange for limited partnership interests in the operating partnership.

     The Company believes that the concentration of all the commercial properties and the property manager into one entity will create a vehicle which should facilitate future growth in this segment of the real estate industry. The Company will participate in the entity's growth through the Company's approximate 85% economic interest. Due to the Company's significant ownership interest in the newly created REIT and operating partnership, the Company will continue to consolidate the REIT and operating partnership until such time that the Company's ownership and control is reduced to a level which is not significant.



FINANCING OF THE COMPANY'S GROWTH STRATEGIES
--------------------------------------------
     RETAINED OPERATING CASH FLOW: The Company seeks to retain significant funds (after funding its distributions and capital improvements) for additional investments and debt reduction. During the year ended December 31, 1996, the Company distributed 44% of its funds from operations ("FFO") allocable to Common Stock and retained $70.9 million which was available for principal payments on debt and reinvestment into real estate assets. See "Management's Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources."

     REVOLVING LINE OF CREDIT: The Company currently has a $150.0 unsecured million credit facility with a bank group led by Wells Fargo Bank, which the Company uses as a temporary source of acquisition financing. As of March 18, 1997, there were no borrowings on this credit facility. The Company seeks to ultimately finance all acquisitions with permanent capital to eliminate refinancing and interest rate risk.

     ACCESS TO ACQUISITION CAPITAL. The Company believes that its strong financial position enables it to access capital to finance its growth. Since 1993, the Company has issued approximately $703.2 million of preferred and $1.2 billion of common equity to finance its acquisitions. The Company's long-term debt, as a percentage of shareholders' equity, has decreased from 9.6% at December 31, 1993 to 4.3% at December 31, 1996, thereby significantly reducing refinancing risks. The Company has created leverage in its capital structure for the benefit of its common shareholders through the use of preferred stock. The Company targets a 40% leverage ratio; debt and preferred stock as a percentage of total shareholders' equity.

     DEVELOPMENT JOINT VENTURE: The Company has reached an agreement in principle with a joint venture partner to participate in funding the development of approximately $220 million of self-storage facilities (including the properties currently under development by the Company). The joint venture partner would contribute about 70% of the venture's capital with the balance provided by the Company. After a period of time, the Company would have an option to acquire the other venturer's interest. There can be no assurance that a definitive agreement can be reached between the Company and the joint venture partner. Assuming an agreement is finalized, the joint venture is expected to be funded in early April 1997.



INVESTMENTS IN REAL ESTATE FACILITIES
-------------------------------------
     The Company has invested directly and indirectly in self-storage facilities, and to a much smaller extent in existing commercial properties containing commercial and industrial rental space, principally through (i) the acquisition of wholly-owned properties, (ii) the acquisition of limited and general partnership interests in real estate partnerships owning self-storage facilities and/or commercial properties and (iii) the acquisition of common stock of other REITs owning self-storage facilities and/or commercial properties. The following table outlines the Company's ownership interest in self-storage facilities and commercial properties:


                                                             At December 31, 1996
                                       ------------------------------------------------------------------------
                                                                                Net Rentable Square Feet
                                        Number of Real Estate Facilities                (in thousands)
                                       ----------------------------------     ---------------------------------
                                        Self-storage         Commercial        Self-storage         Commercial
                                       --------------      --------------     --------------      --------------


  Consolidated facilities:
       Wholly-owned                            429                 21              26,355              1,503
       Joint Venture and other                 292                 14              17,062              1,542
                                       --------------      --------------     --------------      --------------
                                               721                 35              43,417              3,045
                                       --------------      --------------     --------------      --------------
  Unconsolidated facilities:
       Institutional partnerships              131                  -               7,787                  -
       Foreign partnerships                     42                  -               2,404                  -
       Other partnerships                       51                  -               2,730                  -
       REITs                                   119                 10               7,679                673
                                       --------------      --------------     --------------      --------------
                                               343                 10              20,600                673
                                       --------------      --------------     --------------      --------------
          Totals                             1,064                 45              64,017              3,718
                                       ==============      ==============     ==============      ==============


     WHOLLY-OWNED FACILITIES: As of December 31, 1996, the Company had a total of 450 wholly-owned real estate facilities compared to 273 wholly-owned facilities at December 31, 1995. The increase in the number of wholly-owned facilities was due to the mergers of eight affiliated REITs (103 facilities), acquisition of other affiliated properties (12 facilities), acquisition of facilities from third parties (58 facilities) and the completed construction of four facilities during 1996.

     JOINT VENTURE AND OTHER FACILITIES: From 1983 through 1987, the Company and a series of eight public limited partnerships (the "PSP Partnerships") jointly invested in an aggregate of 211 real estate facilities through general partnerships (the "Joint Ventures"). The Company's joint venture interests range from 10% to 70%, but are generally 50% or less. In addition, the PSP Partnerships have a total of 29 real estate facilities which are wholly-owned by the partnerships. The Company has an indirect interest in these facilities through its ownership of both limited and general partnership interests in each of the PSP Partnerships.

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


     The Company also has significant ownership interests in and control both as limited partner and general partner of 13 other limited partnerships which own in aggregate 66 self-storage facilities. The accounts of these 13 limited partnerships are also included in the Company's consolidated financial statements.


UNCONSOLIDATED REAL ESTATE ENTITIES
-----------------------------------
     The Company currently has ownership interests in 41 limited partnerships (consisting of 18 institutional Partnerships that own 131 properties, 14 partnerships with foreign investors that own 36 properties, and nine other partnerships that own 57 properties) and eight REITs that own 129 properties (collectively the "Unconsolidated Entities"). The Company's ownership interest in these entities ranges from 15% to 45%, but generally averages approximately 30%. Due to the Company's limited ownership interest and control of these entities, the Company does not consolidate the accounts of these entities for financial reporting purposes and accounts for such investments using the equity method.

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


     REIT INVESTMENTS: The Company and Hughes own shares of common stock in eight REITs that own 129 properties, which like the REITs acquired by the Company in 1994 through 1996 were organized by the Company in 1990 through 1991 to succeed to the business of Public Storage sponsored limited partnerships.

     The capital structures of the eight REITs consist of series A, B and C shares. The series A shares are generally analogous to the limited partnership interest, and the series B and C shares are analogous to the general partnership interest, in the predecessor partnerships.

     The series B shares (representing 8% of the original outstanding shares) of each of these eight REITs do not participate in distributions of sale or financing proceeds, but participate in distributions of cash flow from operations on the same basis as the series A shares. The series C shares do not participate in any distributions. The series B and C shares (representing together 25% of the original issued shares) of a REIT convert automatically into series A shares on a share-for-share basis when (A) the sum of (1) all cumulative distributions from all sources paid with respect to the series A shares (including liquidating distributions) and (2) the cumulative distributions from all sources to limited partners of such REIT's predecessor partnership equals (B) the product of $20 (the pro rata original investment in the REITs) multiplied by the number of then-outstanding series A shares in such REIT.

     The series A shares of each of the eight REITs are traded on the American Stock Exchange ("AMEX").


PROHIBITED INVESTMENTS AND ACTIVITIES
-------------------------------------
     The Company's Bylaws prohibit the Company from purchasing properties in which the Company's officers or directors have an interest, or from selling properties to such persons, unless the transactions are approved by a majority of the independent directors and are fair to the Company based on an independent appraisal. This Bylaw provision may be changed only upon a vote of the holders of a majority of the shares of (i) Common Stock and Convertible Preferred Stock, voting together and (ii) each of the series of Senior Preferred Stock. See "Limitations on Debt" for other restrictions in the Bylaws.

BORROWINGS
----------
     The Company has an unsecured $150.0 million credit facility with a group of commercial banks which expires on July 31, 2001. The expiration date may be extended by one year on each anniversary of the credit agreement. Interest on outstanding borrowings on the credit facility is payable monthly. At the option of the Company, the rate of interest charged on borrowings is equal to (i) the prime rate, or (ii) a rate ranging from the London Interbank Offered Rate ("LIBOR") plus .40% to LIBOR plus 1.10% depending on the Company's coverage ratios, as defined. In addition, the Company is required to pay a quarterly commitment fee of 0.250% (per annum) of the unused portion of the revolving credit facility. The credit facility also includes a bid feature, for up to $50 million, which allows the Company, at its option, to request the group of banks to propose the interest rate they would charge on specific borrowings. However, in no case may the interest rate bid be greater than the amount provided by the credit agreement.

     Under covenants of the credit facility, the Company is required to (i) maintain a balance sheet leverage ratio (as defined) of less than 0.40 to 1.00,
(ii) maintain net income of not less than $1.00 for each fiscal quarter, (iii) maintain certain cash flow and interest coverage ratios (as defined) of not less than 1.0 to 1.0 and 5.0 to 1.0, respectively and (iv) maintain a minimum total shareholders' equity (as defined). In addition, the Company is limited in its ability to incur additional borrowings (the Company is required to maintain unencumbered assets with an aggregate book value equal to or greater than three times the Company's unsecured recourse debt) or sell assets. There were no borrowings outstanding under the credit facility at March 18, 1997.

     As of  December  31,  1996,  the  Company  had  outstanding  borrowings  of
approximately  $108.4  million.  See  Note  8  to  the  consolidated   financial
statements for a summary of the Company's borrowings at December 31, 1996.

     Subject to a limitation on unsecured borrowings in the Company's Bylaws (described below), the Company has broad powers to borrow in furtherance of the Company's objectives. The Company has incurred in the past, and may incur in the future, both short-term and long-term indebtedness to increase its funds available for investment in real estate, capital expenditures and distributions.

LIMITATIONS ON DEBT
-------------------
     The Bylaws provide that the Board of Directors shall not authorize or permit the incurrence of any obligation by the Company which would cause the Company's "Asset Coverage" of its unsecured indebtedness to become less than 300%. Asset Coverage is defined in the Bylaws as the ratio (expressed as a percentage) by which the value of the total assets (as defined in the Bylaws) of the Company less the Company's liabilities (except liabilities for unsecured borrowings) bears to the aggregate amount of all unsecured borrowings of the Company. This Bylaw provision may be changed only upon a vote of the holders of a majority of the shares of (i) Common Stock and Convertible Preferred Stock voting together and (ii) each of the series of Senior Preferred Stock.

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

     Without the consent of the holders of a majority of each of the series of Senior Preferred Stock, the Company will not take any action that would result in a ratio of "Debt" to "Assets" (the "Debt Ratio") in excess of 50%. As of December 31, 1996, the Debt Ratio was approximately 4.2%. "Debt" means the liabilities (other than "accrued and other liabilities" and "minority interest") that should, in accordance with generally accepted accounting principles, be reflected on the Company's consolidated balance sheet at the time of determination. "Assets" means the Company's total assets that should, in accordance with generally accepted accounting principles, be reflected on the Company's consolidated balance sheet at the time of determination.

     The Company's bank and senior unsecured debt agreements contain various financial covenants, including limitations on the level of indebtedness of 30% of total capitalization, as defined, and the prohibition of the payment of dividends upon the occurrence of an event of default, as defined.

OTHER BUSINESS ACTIVITIES
-------------------------
     A corporation owned by Hughes and members of his family (the "Hughes Family") reinsures policies against losses to goods stored by tenants in the Company's self-storage facilities. The Company believes that the availability of insurance reduces the potential liability of the Company to tenants for losses to their goods from theft or destruction. The corporation receives the premiums and bears the risks associated with the insurance.

     The Company, through a 95% owned subsidiary, sells locks and boxes and rents trucks to the general public and tenants to be used in securing their spaces and moving their goods and believes that the availability of locks and boxes for sale and the rental of trucks promotes the rental of spaces.

     In August 1996, a subsidiary of the Company acquired a company engaged in the portable self-storage business in Southern California. The subsidiary currently has twelve locations as of March 18, 1997 and anticipates opening an additional four prior to the end of the first quarter of 1997. The operations of this subsidiary are not significant to the Company's operations during 1996.


EMPLOYEES
----------
     There are approximately 3,500 persons who render services on behalf of the Company, primarily personnel engaged in property operation, substantially all of whom are employed by a clearing company that provides certain administrative and cost-sharing services to the Company and other owners of properties operated by the Company.

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

INSURANCE
----------
     The Company believes that its properties are adequately insured. Facilities operated by the Company have historically carried comprehensive insurance, including fire, earthquake, liability and extended coverage from nationally recognized carriers.

PROPOSED  MERGERS
-----------------
     In December 1996, Public Storage Properties XIV, Inc. ("Properties 14") and Public Storage Properties XV, Inc. ("Properties 15") each agreed, subject to certain conditions, to merge with and into the Company. Properties 14 and Properties 15 are affiliated publicly traded equity REITs. Each of the mergers is conditioned on approval by the respective shareholders of Properties 14 and Properties 15. However, the mergers are not conditioned on each other. The Company expects that, if approved by the shareholders, the mergers would be completed in April 1997.

     The estimated value of the Properties 14 merger is approximately $63.8 million. Properties 14 has 2,263,218 outstanding shares of common stock series A, 232,762 outstanding shares of common stock series B, and 659,494 outstanding shares of common stock series C. The Company owns 208,033 shares of common stock series A, 218,616 shares of common stock series B, and 623,058 shares of common stock series C. Upon completion of the merger, each outstanding share of common stock series A of Properties 14 (other than shares held by the Company) would be converted, at the election of the shareholders of Properties 14, into either shares of the Company's common stock with a market value of $21.73 or, with respect to up to 20% of the Properties 14 common stock series A, $21.73 in cash. In addition, each share of Properties 14 series B and C (other than shares held by the Company) will be converted into the right to receive $16.07 in the
Company's common stock, plus the estimated required REIT distributions attributable to Properties 14 common stock series B of $1.18 per share. The shares of Properties 14 common stock series A, B and C held by the Company will be canceled in the merger. Properties 14 owns 14 properties (912,000 square feet).

     The estimated value of the Properties 15 merger is approximately $58.5 million. Properties 15 has 2,136,885 outstanding shares of common stock series A, 232,762 outstanding shares of common stock series B, and 659,494 outstanding shares of common stock series C. The Company owns 501,225 shares of common stock series A, 138,655 shares of common stock series B, and 416,079 shares of common stock series C. Upon completion of the merger, each outstanding share of common stock series A of Properties 15 (other than shares held by the Company) would be converted, at the election of the shareholders of Properties 15, into either shares of the Company's common stock with a market value of $21.99 or, with respect to up to 20% of the Properties 15 common stock series A, $21.99 in cash. In addition, each share of Properties 15 series B and C (other than shares held by the Company) will be converted into the right to receive $12.63 in the
Company's common stock, plus the estimated required REIT distributions attributable to Properties 15 common stock series B of $1.23 per share. The shares of Properties 15 common stock series A, B and C held by the Company will be canceled in the merger. Properties 15 owns 19 properties (1,087,000 square feet).

ITEM 2.   PROPERTIES
          ----------
     At December 31, 1996, the Company had direct ownership interests or partnership interests in 1,109 properties located in 38 states:

                                                             At December 31, 1996
                                       ------------------------------------------------------------------------
                                                                                Net Rentable Square Feet
                                              Number of  Facilities                  (in thousands)
                                       ----------------------------------     ---------------------------------
                                        Self-storage         Commercial        Self-storage         Commercial
                                       --------------      --------------     --------------      --------------
           California:
                Northern                    130                 5                   7,291                  444
                Southern                    148                16                   9,587                1,277
           Texas                            120                 8                   7,913                  824
           Florida                           96                 -                   5,540                    -
           Illinois                          62                 -                   3,898                    -
           Colorado                          37                 -                   2,330                    -
           Washington                        36                 1                   2,224                   28
           Georgia                           36                 -                   1,975                    -
           Virginia                          35                 4                   2,332                  328
           New Jersey                        34                 -                   1,955                    -
           Maryland                          32                 -                   1,851                    -
           New York                          28                 -                   1,650                    -
           Ohio                              27                 -                   1,648                    -
           Oregon                            25                 2                   1,232                   40
           Nevada                            22                 -                   1,409                    -
           Pennsylvania                      18                 -                   1,222                    -
           Missouri                          18                 -                     956                    -
           Other states (22 states)         160                 9                   9,004                  777
                                       --------------      --------------     --------------      --------------
                Totals                    1,064                45                  64,017                3,718
                                       ==============      ==============     ==============      ==============

     The Company's facilities are generally operated to maximize cash flow through the regular review and, when warranted by market conditions, adjustment of scheduled rents. For the year ended December 31, 1996, the weighted average occupancy level and the weighted average annual realized rent per rentable square foot for the Company's self-storage facilities were approximately 90.7% and $8.76, respectively, and for the commercial properties approximately 95.6% and $8.76, respectively.

     None of the Company's current facilities involves 1% or more of the Company's total assets, gross revenues or net income.

     SELF-STORAGE FACILITIES: Self-storage facilities, which comprise the vast majority of the Company's investments (approximately 92% based on rental income), are designed to offer accessible storage space for personal and business use at a relatively low cost. A user rents a fully enclosed space which is for the user's exclusive use and to which only the user has access on an unrestricted basis during business hours. On-site operation is the responsibility of resident managers who are supervised by area managers. Some self-storage facilities also include rentable uncovered parking areas for vehicle storage. Leases for self-storage facilities space may be on a long-term or short-term basis, although typically spaces are rented on a month-to-month basis. Rental rates vary according to the location of the property and the size of the storage space. The Company's self-storage facilities are operated under the "Public Storage" name.

     Users of space in self-storage facilities include both individuals and large and small businesses. Individuals usually employ this space for storage of furniture, household appliances, personal belongings, motor vehicles, boats, campers, motorcycles and other household goods. Businesses normally employ this space for storage of excess inventory, business records, seasonal goods, equipment and fixtures.

     Self-storage facilities in which the Company has invested generally consist of three to seven buildings containing an aggregate of between 350 to 750 storage spaces, most of which have between 25 and 400 square feet and an interior height of approximately 8 to 12 feet.

     The Company experiences minor seasonal fluctuations in the occupancy levels of self-storage facilities with occupancies generally higher in the summer months than in the winter months. The Company believes that these fluctuations result in part from increased moving activity during the summer.

     The Company's self-storage facilities are geographically diversified located primarily in or near major metropolitan markets in 37 states. Generally the Company's self-storage facilities are located in heavily populated areas and close to concentrations of apartment complexes, single family residences and commercial developments. However, there may be circumstances in which it may be appropriate to own a property in a less populated area, for example, in an area that is highly visible from a major thoroughfare and close to, although not in, a heavily populated area. Moreover, in certain population centers, land costs and zoning restrictions may create a demand for space in nearby less populated areas.

     Since the Company's investments are primarily self-storage facilities, the ability of the Company to preserve its investments and achieve its objectives is dependent in large part upon success in this field. Historically, the Company's self-storage facility interests have generally shown a high degree of consistency in generating cash flows, despite changing economic conditions. The Company believes that its self-storage facilities have attractive characteristics consisting of high profit margins, high average occupancy levels, a broad tenant base and low levels of capital expenditures to maintain their condition and appearance.

     COMMERCIAL PROPERTIES: The Company may invest in all types of real estate. Most of the Company's non-self-storage facilities investments are interests in business parks and low-rise office buildings. A commercial property may include both industrial and office space. Industrial space may be used for, among other things, light manufacturing and assembly, storage and warehousing, distribution and research and development activities. The Company believes that most of the office space is occupied by tenants who are also renting industrial space. The remaining office space is used for general office purposes. A commercial property may also include facilities for commercial uses such as banks, travel agencies, restaurants, office supply shops, professionals or other tenants providing services to the public. The amount of retail space in a commercial property is not expected to be significant.

     ENVIRONMENTAL MATTERS: The Company's current practice is to conduct environmental investigations in connection with property acquisitions. As a result of environmental investigations of its properties, which commenced in 1995, the Company recorded an amount which, in management's best estimate, will be sufficient to satisfy anticipated costs of known investigation and remediation requirements. At December 31, 1995, the Company accrued $2,741,000 for estimated environmental remediation costs. In addition, during 1995, entities in which the Company accounts for on the equity method also accrued amounts for estimated environment remediation costs of which the Company's share is approximately $510,000. The Company believes that amounts accrued in 1995 are still sufficient to satisfy anticipated costs and therefore no additional amount has been accrued in 1996.


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

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
          ---------------------------------------------------

     The Company held an annual meeting of shareholders on October 7, 1996. Proxies for the annual meeting were solicited pursuant to Regulation 14 under the Securities Exchange Act of 1934. The annual meeting involved the following matters:

1.   ELECTION OF DIRECTORS

                                                                                  Number of Shares of Convertible
                                             Number of Shares of Common Stock          Preferred Stock, Series CC
                                             --------------------------------      --------------------------------
                     Name                      Voted For           Withheld           Voted For          Withheld
     -------------------------------           ---------           --------           ---------          --------
      B. Wayne Hughes                            62,222,007          321,179             58,955               -
      Harvey Lenkin                              62,227,394          315,792             58,955               -
      Robert J. Abernethy                        62,228,191          314,995             58,955               -
      Dann V. Angeloff                           62,226,802          316,384             58,955               -
      William C. Baker                           62,224,518          318,668             58,955               -
      Uri P. Harkham                             62,224,001          319,185             58,955               -

                             Total Common Stock and Convertible Preferred Stock, Series CC
                             -------------------------------------------------------------

                     Name                                Voted For                              Withheld
     -------------------------------                     ---------                              ---------
      B. Wayne Hughes                                    62,280,962                              321,179
      Harvey Lenkin                                      62,286,349                              315,792
      Robert J. Abernethy                                62,287,146                              314,995
      Dann V. Angeloff                                   62,285,757                              316,384
      William C. Baker                                   62,283,473                              318,668
      Uri P. Harkham                                     62,282,956                              319,185


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

                                                          For             Against           Abstain           No Vote
                                                      ----------         ---------          --------        ---------
        Common Stock                                  53,697,808         5,576,843           447,671        2,820,864
        Convertible Preferred Stock, Series CC            58,955                 -                 -                -
                                                      ----------         ---------          --------        ---------
        Total Common Stock and Convertible
        Preferred Stock, Series CC                    53,756,763         5,576,843           447,671        2,820,864
                                                      ==========         =========          ========        =========

3. Approval of adoption of the Company's 1996 Stock Option and Incentive Plan in the form of Exhibit B to the Company's Proxy Statement dated August 30, 1996 - approval of this proposal required the affirmative vote of a majority of the votes cast on the proposal, and this proposal was approved by the following vote:

                                                          For             Against           Abstain           No Vote
                                                      ----------         ---------          --------        ---------
         Common Stock                                 60,876,527         1,166,963           499,694               2
         Convertible Preferred Stock, Series CC           58,955                 -                 -               -
                                                      ----------         ---------          --------        ---------
         Total Common Stock and Convertible
             Preferred Stock, Series CC               60,935,482         1,166,963           499,694               2
                                                      ==========         =========          ========        =========


                                   PART II


ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
          MATTERS
          -----------------------------------------------------------------

 a.  Market Price of the Registrant's Common Equity:

          The Common Stock has been listed on the New York Stock Exchange since October 19, 1984 and on the Pacific Exchange since December 26, 1996.

          The following table sets forth the high and low sales prices of the Common Stock on the New York Stock Exchange composite tapes for the applicable periods.


                                                      Range
                                            ---------------------------
     Year              Quarter               High                 Low
---------------    ---------------        ----------          ----------
     1995                1st              $ 17-1/8             $ 13-1/2
                         2nd                17-1/8               15-1/4
                         3rd                18-3/4               16-3/8
                         4th                19-3/4               17-3/8
     1996                1st                21-7/8               18-7/8
                         2nd                21-1/2               19-3/8
                         3rd                22-5/8               19-7/8
                         4th                31-3/8               22-1/4

          As of February 28, 1997, there were approximately 19,676 holders of record of the Common Stock.

 b.  Related Common Stockholder Matters:

          In connection with the PSMI Merger, the Company (a) increased the number of shares of Common Stock that the Company is authorized to issue from 60,000,000 to 200,000,000, a portion of which were issued in the PSMI Merger, and authorized 7,000,000 shares of Class B Common Stock, all of which was issued in the PSMI Merger, and (b) established an ownership limitation for the Company's capital stock to assist in preserving its REIT status.

 c.  Class B Common Stock

          The Class B Common Stock issued in connection with the PSMI Merger has the following characteristics:

     * The Class B Common Stock will (i) not participate in distributions until the later to occur of funds from operations ("FFO") per Common Share as defined below, aggregating $1.80 during any period of four consecutive calendar quarters, or January 1, 2000, thereafter the Class B Common Stock will participate in distributions (other than liquidating distributions), at the rate of 97% of the per share distributions on the Common Stock, provided that cumulative distributions of at least $.22 per quarter per share have been paid on the Common Stock, (ii) not participate in liquidating distributions,
          (iii) not be entitled to vote (except as expressly required by California law) and (iv) automatically convert into Common Stock, on a share for share basis, upon the later to occur of FFO per Common Share aggregating $3.00 during any period of four consecutive calendar quarters or January 1, 2003.

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

          For these purposes, FFO per share of Common Stock (as defined) was $1.86 for the year ended December 31, 1996.

          The Company has paid quarterly distributions to its shareholders since 1981, its first full year of operations. Distributions paid per share of Common Stock for 1996 amounted to $0.88.

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

          For Federal tax purposes, distributions to shareholders are treated as ordinary income, capital gains, return of capital or a combination thereof. Distributions to common shareholders were $0.88, $0.88 and $0.85 and for 1996, 1995 and 1994, respectively and in each case represents ordinary income.


 d.  Registrant's Preferred Equity:

          On October 26, 1992, the Company completed a public offering of 1,825,000 shares ($25 stated value per share) of 10% Cumulative Preferred Stock, Series A ("Series A Preferred Stock"). The Series A Preferred Stock has general preference rights over the Common Stock with respect to distributions and liquidation proceeds. During 1996, the Company paid dividends totaling $4,563,000 ($2.50 per preferred share).

          On March 25, 1993, the Company completed a public offering of 2,300,000 shares ($25 stated value per share) of 9.20% Cumulative Preferred Stock, Series B ("Series B Preferred Stock"). The Series B Preferred Stock has general preference rights over the Common Stock with respect to distributions and liquidation proceeds. During 1996, the Company paid dividends totaling $5,488,000 ($2.30 per preferred share).

          On June 30, 1994, the Company completed a public offering of 1,200,000 shares ($25 stated value per share) of Adjustable Rate Cumulative Preferred Stock, Series C ("Series C Preferred Stock"). The Series C Preferred Stock has general preference rights over the Common Stock with respect to distributions and liquidation proceeds. During 1996, the Company paid dividends totaling $2,212,000 ($1.84 per preferred share)

          On September 1, 1994, the Company completed a public offering of 1,200,000 shares ($25 stated value per share) of 9.50% Cumulative Preferred Stock, Series D ("Series D Preferred Stock"). The Series D Preferred Stock has general preference rights over the Common Stock with respect to distributions and liquidation proceeds. During 1996, the Company paid dividends totaling $2,850,000 ($2.375 per preferred share).

          On February 1, 1995, the Company completed a public offering of 2,195,000 shares ($25 stated value per share) of 10% Cumulative Preferred Stock, Series E ("Series E Preferred Stock"). The Series E Preferred Stock has general preference rights over the Common Stock with respect to distributions and liquidation proceeds. During 1996, the Company paid dividends totaling $5,488,000 ($2.50 per preferred share).

          On May 3, 1995, the Company completed a public offering of 2,300,000 shares ($25 stated value per share) of 9.75% Cumulative Preferred Stock, Series F ("Series F Preferred Stock"). The Series F Preferred Stock has general preference rights over the Common Stock with respect to distributions and liquidation proceeds. During 1996, the Company paid dividends totaling $5,606,000 ($2.437 per preferred share).


          On December 13, 1995, the Company completed a public offering of 6,900,000 depositary shares each representing 1/1,000 of a share of 8-7/8% Cumulative Preferred Stock, Series G ("Series G Preferred Stock")($25 stated value per depositary share). The Series G Preferred Stock has general preference rights over the Common Stock with respect to distributions and liquidation proceeds. During 1996, the Company paid dividends totaling $15,479,000 ($2.219 per preferred depositary share).

          On January 25, 1996, the Company completed a public offering of 6,750,000 depositary shares each representing 1/1,000 of a share of 8.45% Cumulative Preferred Stock, Series H ("Series H Preferred Stock")($25 stated value per depositary share). The Series H Preferred Stock has general preference rights over the Common Stock with respect to distributions and liquidation proceeds. During 1996, the Company paid dividends totaling $13,348,000 ($1.978 per preferred share, pro rated from January 25, 1996 through December 31, 1996, the period during which the Series H Preferred Stock was outstanding).

          On November 1, 1996, the Company completed a public offering of 4,000,000 depositary shares each representing 1/1,000 of a share of 8-5/8% Cumulative Preferred Stock, Series I ("Series I Preferred Stock")($25 stated value per depositary share). The Series I Preferred Stock has general preference rights over the Common Stock with respect to distributions and liquidation proceeds. During 1996, the Company paid dividends totaling $1,438,000 ($0.359 per preferred share, pro rated from November 1, 1996 through December 31, 1996, the period during which the Series I Preferred Stock was outstanding).

          The Series A, Series B, Series C, Series D, Series E, Series F, Series G, Series H and Series I Preferred Stock are collectively referred to as the "Senior Preferred Stock."

          On July 15, 1993, the Company completed a public offering of 2,300,000 shares ($25 stated value per share) of 8.25% Convertible Preferred Stock ("Convertible Preferred Stock"). The Convertible Preferred Stock has general preference rights over the Common Stock (and ranks junior to the Senior Preferred Stock) with respect to distributions and liquidation proceeds. During 1996 the Company paid dividends totaling $4,679,000 ($2.063 per preferred share).

          Effective July 1, 1995, the Company issued 31,200 shares of its Mandatory Convertible Participating Preferred Stock to an unaffiliated investor to acquire the investor's limited partnership interest in an affiliated real estate partnership. In April 1996, the Mandatory
     Convertible Participating Preferred Stock was exchanged into 1,611,265 shares of common stock. Costs incurred with the exchange have been charged to Paid in Capital.

          In April 1996, the Company issued $58,955,000 (58,955 shares) of its Mandatory Convertible Preferred Stock, Series CC (the "Series CC Preferred Stock"). The Series CC Preferred Stock ranks junior to the Company's Cumulative Senior Preferred Stock with respect to general preference rights and has a liquidation value of $1,000 per share. Other significant terms of the Series CC Preferred Stock include: (i) quarterly distributions equal to $32.50 per share, (ii) conversion, at anytime at the option of the holder, into common stock of the Company at a conversion price of $28.56 or 35.014 shares of common stock for each share of Series CC Preferred Stock and
     (iii) automatic conversion into common stock of the Company on March 31, 2000 at the conversion price described above.

ITEM 6.   SELECTED FINANCIAL DATA
---------------------------------
                                                                   For the year ended December 31,
                                                 ---------------------------------------------------------------------
                                                  1996 (1)       1995 (1)         1994           1993           1992
                                                 --------        --------       --------       --------        -------
                                                                (In thousands, except per share data)
Revenues:
  Rental income                                  $294,005        $202,134       $141,845       $109,203        $95,886
                                                 ---------       --------       --------       --------        -------
  Equity in earnings of real estate entities       22,121           3,763            764            563              -
  Facility management fees                         14,428           2,144              -              -              -
  Ancillary business income                         3,504             112              -              -              -
  Interest and other income                         7,064           4,497          4,587          4,914          1,562
                                                 ---------       --------       --------       --------        -------
                                                  341,122         212,650        147,196        114,680         97,448
                                                 ---------       --------       --------       --------        -------
Expenses:
  Cost of operations                               93,244          72,247         52,816         42,116         38,348
  Cost of facility management                       2,575             352              -              -              -
  Cost of operations - ancillary business           3,418             100              -              -              -
  Depreciation and amortization                    64,967          40,760         28,274         24,998         22,405
  General and administrative                        5,524           3,982          2,631          2,541          2,629
  Interest expense                                  8,482           8,508          6,893          6,079          9,834
  Environmental cost                                    -           2,741              -              -              -
  Advisory fee                                          -           6,437          4,983          3,619          2,612
                                                 ---------       --------       --------       --------        -------
                                                  178,210         135,127         95,597         79,353         75,828
                                                 ---------       --------       --------       --------        -------
Income before minority interest and gain on
  disposition of real estate                      162,912          77,523         51,599         35,327         21,620
Minority interest in income                        (9,363)         (7,137)        (9,481)        (7,291)        (6,895)
                                                 ---------       --------       --------       --------        -------
Income before gain on disposition of real          153,549         70,386         42,118         28,036         14,725
  estate
Gain on disposition of real estate, net                 -               -              -              -            398
                                                 ---------       --------       --------       --------        -------
Net income                                        $153,549      $  70,386        $42,118        $28,036        $15,123
                                                 =========       ========       ========       ========       ========

Per Common Share:
  Income before gain on disposition of real
     estate                                         $1.10           $0.95          $1.05          $0.98          $0.88
  Gain on disposition of real estate                 -               -              -              -              0.02
                                                 ---------       --------       --------       --------        -------
  Net income                                        $1.10           $0.95      $    1.05          $0.98      $    0.90
                                                 =========       ========       ========       ========       ========
  Distributions per common share                    $0.88           $0.88      $    0.85          $0.84      $    0.84
                                                 =========       ========       ========       ========       ========
  Weighted average common shares                   77,358          41,171         24,077         17,558         15,981
                                                 =========       ========       ========       ========       ========

Total assets                                   $2,572,152      $1,937,461       $820,309       $666,133       $537,724
Total debt                                     $  108,443     $   158,052      $  77,235      $  84,076        $69,478
Minority interest                              $  116,805     $   112,373       $141,227       $193,712       $202,797
Shareholders' equity                           $2,305,437      $1,634,503       $587,786       $376,066       $253,669

Other data:
Net cash provided by operating activities        $245,237        $123,466        $79,180        $59,477        $44,025
                                                 =========       ========       ========       ========       ========
Net cash used in investing activities           $(479,626)      $(248,672)     $(169,590)    $(137,429)       $(21,010)
                                                 =========       ========       ========       ========       ========
Net cash provided by (used in) financing         $180,809        $185,491       $100,029        $80,100       $(21,070)
  activities                                     =========       ========       ========       ========       ========

Funds from operations (2)                        $224,384        $105,086        $56,143        $35,830        $21,133
                                                 =========       ========       ========       ========       ========

(1) During 1996 and 1995 the Company completed several significant business combinations and equity transactions. See Notes 3 and 11 to the Company's consolidated financial statements.

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



ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
          ----------------------------------------------------------------------

     The following discussion and analysis should be read in conjunction with the Company's consolidated financial statements and notes thereto.

     OVERVIEW: Over the past three years, the Company has effected several business initiatives which have had and should continue to have significant effects on the Company's results of operations and financial condition. The Company's asset base has expanded rapidly through the acquisition of additional real estate investments which have principally been financed through the issuance of permanent capital in the form of common and preferred stock and the retention of operating cash flow. Since 1993, the Company's total assets and shareholders' equity have increased significantly as total assets increased from $666.1 million at December 31, 1993 to $2.6 billion at December 31, 1996, and shareholders' equity increased from $376.1 million at December 31, 1993 to $2.3 billion at December 31, 1996. Among the more significant transactions that the Company completed during 1994, 1995 and 1996 are summarized as follows:

  * INCREASED INTERESTS IN REAL ESTATE FACILITIES: Through the acquisition of wholly-owned facilities and the acquisition of interests in real estate entities, the Company's ownership interest in real estate facilities has increased from 331 facilities at the end of 1993 to 1,109 facilities at the end of 1996.

  * MERGERS WITH AFFILIATED REITS: Since 1993, the Company has completed eleven mergers with affiliated REITs: one in 1994 with an aggregate cost of $55.8 million, two in 1995 with an aggregate cost of $135.4 million, and eight in 1996 with an aggregate cost of $356.8 million.

  *  BECAME  SELF-ADVISED  AND  SELF-MANAGED:  On November 16, 1995, the Company
     became self-advised and self-managed in connection with the merger with Public Storage Management, Inc. ("PSMI") with an aggregate cost of $549.3 million. In the merger with PSMI (the "PSMI Merger"), the Company acquired all the real estate operations of PSMI, including (i) general and limited partnership interests in 47 limited partnerships owning an aggregate of 286 self-storage facilities, (ii) shares of common stock in 16 REITs owning an aggregate of 218 self-storage facilities and 14 commercial properties,
     (iii) seven wholly-owned properties, (iv) all-inclusive deeds of trust secured by ten self-storage facilities, (v) property management contracts, exclusive of facilities owned by the Company, for 563 self-storage facilities and through ownership of a 95% economic interest in a subsidiary, 24 commercial properties and (vi) a 95% economic interest in another subsidiary that currently sells locks and boxes in self-storage facilities operated by the Company.

  * ISSUANCE OF CAPITAL STOCK: To fund the Company's acquisition activities over the past three years the Company has issued approximately $592.8 million of preferred stock and $321.3 million of common stock in public offerings, and approximately $87.4 million of preferred stock and $830.7 million of common stock in connection with mergers and real estate acquisitions.

  * DEVELOPMENT ACTIVITIES: In 1995, the Company commenced development of self-storage facilities, opening one in 1995 and four in 1996, with eleven under construction at December 31, 1996.

  * PORTABLE SELF-STORAGE BUSINESS: In August 1996, the Company commenced operations in the portable self-storage business facilitated by the acquisition of an existing operator. As of December 31, 1996, the Company opened three new facilities. From December 31, 1996 through March 15, 1997 the Company opened an additional eight facilities.

     The significant increases in both the Company's asset and capital base have translated into significant growth in the Company's overall operating results. The comparative growth in operating results between 1996 and 1995 is principally due to the impact of the PSMI Merger combined with mergers with affiliated REITs. The comparative growth in operating results between 1995 and 1994 is principally due to mergers with affiliated REITs combined with acquisitions of additional real estate facilities and investments in real estate entities.

--------------------------------------------------------------------------------
                              Results of Operations
--------------------------------------------------------------------------------

     NET INCOME AND EARNINGS PER COMMON SHARE: Net income for 1996, 1995 and 1994 was $153,549,000, $70,386,000 and $42,118,000, respectively, representing increases over the prior year of 118.2% for 1996 and 67.1% for 1995. Net income allocable to common shareholders (net income less preferred stock dividends) for 1996, 1995 and 1994 was $84,950,000, $39,262,000 and $25,272,000, respectively, representing increases over the prior year of 116.4% for 1996 and 55.4% for 1995. On a per share basis, net income was $1.10 per share (based on weighted average shares outstanding of 77,358,000) for 1996, $0.95 per share (based on weighted average shares outstanding of 41,171,000) for 1995 and $1.05 per share (based on weighted average shares outstanding of 24,077,000) for 1994. The increase in net income per share for 1996 compared to 1995 was principally the result of improved real estate operations. The 1996 per share amount also reflects earnings dilution caused by (i) development activities ($0.02 per share), (ii) portable self storage operations ($0.01 per share) and (iii) the temporary uninvested net offering proceeds ($0.02 per share) from the issuance of the Series H and Series I preferred stock. The decrease in net income per share for 1995 compared to 1994 was principally due to increasing depreciation expense combined with the accrual of estimated environmental remediation costs at the end of 1995 and a greater number of shares outstanding in 1995.

     Net income includes depreciation and amortization expense (including depreciation included in equity in earnings of real estate entities) of approximately $70,835,000 ($0.92 per common share) for 1996, $31,449,000 ($0.76 per common share) for 1995, and $14,025,000 ($0.58 per common share) for 1994. The fiscal 1995 earnings per common share also includes a reduction of approximately $0.08 per common share relating to the accrual of estimated environmental remediation costs (discussed below).

     The Company's business operations consist of its (i) self-storage properties, (ii) commercial properties, (iii) property management activities and
(iv) ancillary operations, including the Company' portable self-storage operations. The Company's real estate operations account for substantially all of the Company operating activities. During 1996, approximately 94% of the Company's sources of operating income (income prior to deductions for depreciation, general and administrative expenses, advisory fees and interest expense) was generated from property operations.


--------------------------------------------------------------------------------
                             Real Estate Operations
--------------------------------------------------------------------------------


     At December 31, 1996, the Company's investment portfolio consisted of (i) its wholly-owned properties, (ii) properties owned by real estate partnerships consolidated with the Company (the "Consolidated Partnerships") and (iii) properties owned by real estate entities (partnerships and REITs) in which the Company's ownership interest and control are not sufficient to warrant the consolidation of such entities (the "Unconsolidated Entities"). The following table summarizes the Company's investment in real estate facilities as of December 31, 1996:

                                                     Number of Facilities in which the        Net Rentable Square Footage
                                                    Company has an ownership interest in            (in thousands)
                                                    ------------------------------------  -------------------------------------
                                                    Self-storage   Commercial               Self-storage    Commercial
                                                    facilities     properties     Total     facilities      properties    Total
                                                    ------------   ----------   -------     ------------    ----------   -------
 Wholly-owned facilities......................          429            21         450        26,355           1,503      27,858
 Facilities owned by Consolidated Partnerships          292            14         306        17,062           1,542      18,604
                                                    ------------   ----------   -------     ------------    ----------   -------
     Total consolidated facilities............          721            35         756        43,417           3,045      46,462
 Facilities owned by Unconsolidated Entities..          343            10         353        20,600             673      21,273
                                                    ------------   ----------   -------     ------------    ----------   -------
     Total facilities in which the Company has
       an ownership interest..................        1,064            45       1,109        64,017           3,718      67,735
                                                    ============   ==========   =======     ============    ==========   =======

     The facilities in which the Company has an ownership interest are located in or near major metropolitan markets in 38 states. The Company believes that geographic diversity reduces the impact from regional economic downturns and provides a greater degree of stability to revenues.

     SELF-STORAGE OPERATIONS: Self-storage rental income and cost of operations presented on the consolidated statements of income reflect the operations of the 721 self-storage facilities owned by the Company and the Consolidated Partnerships. The following table summarizes the operating results (before depreciation) of these facilities for each of the past three years:

SELF-STORAGE OPERATIONS:
------------------------


                                  Year Ended December 31,                      Year Ended December 31,
                                  -----------------------                      -----------------------
                                                          Percentage                                   Percentage
                                  1996          1995        Change             1995          1994        Change
                                --------      --------      ---------         --------     --------       --------
                                           (Dollar mounts in thousands, except rents per square foot)

Rental income:
    Consistent group........    $121,481      $116,587           4.2%         $116,587     $112,763           3.4%
    Post 1993 acquisitions..     148,948        67,513         120.6%           67,513       14,234         374.3%
                                --------      --------      ---------         --------     --------       --------
                                 270,429       184,100          46.9%          184,100      126,997          45.0%
                                --------      --------      ---------         --------     --------       --------
Cost of operations:
    Consistent group........      37,438        40,319         (7.2)%           40,319       40,246           0.2%
    Post 1993 acquisitions..      45,056        23,077          95.2%           23,077        5,020         359.7%
                                --------      --------      ---------         --------     --------       --------
                                  82,494        63,396          30.1%           63,396       45,266          40.1%
                                --------      --------      ---------         --------     --------       --------
Net operating income:
    Consistent group........      84,043        76,268          10.2%           76,268       72,517           5.2%
    Post 1993 acquisitions..     103,892        44,436         133.8%           44,436        9,214         382.3%
                                --------      --------      ---------         --------     --------       --------
                                $187,935      $120,704          55.7%         $120,704      $81,731          47.7%
                                ========      ========      =========         ========     ========       ========

Consistent group data:
    Gross margin............       69.2%          65.4%          5.8%           65.4%          64.3%          1.7%
    Weighted average
      occupancy.............       90.7%          89.8%          1.0%           89.8%          90.0%        (0.2)%
    Average realized annual
      rent per square foot         $7.68          $7.44          3.2%           $7.44          $7.08          5.1%
    Average scheduled
      annual rent per              $7.80          $7.20          8.3%           $7.20          $6.84          5.3%
      square foot...........


Number of facilities (at
 the end of the period):
    Consistent group........         298            298            -%             298            298            -%
    Cumulative post 1993
      acquisitions..........         423            222         90.5%             222             67        231.3%

Net rentable square feet (at the end of the period):

    Consistent group........      17,641         17,641            -%          17,641         17,641            -%
    Cumulative post 1993
      acquisitions..........      25,776         13,137         96.2%          13,137          4,166        215.3%


     The comparative increases in the Company's self-storage operations from 1994 through 1996 are principally due to the acquisition of additional facilities as indicated in the above table. For the consistent group of facilities owned throughout each of the three fiscal years, year-over-year improvements in rental income of 4.2% in 1996 and 3.4% in 1995 are principally the result of increased realized rent per square foot and, with respect to fiscal 1996, increased weighted average occupancy levels.

     Commencing in early 1996, the Company began to experiment with a national telephone reservation system designed to provide added customer service. Customers calling either the Company's toll-free telephone referral system,
(800) 44-STORE, or a local Public Storage facility, are directed to the national reservation system where a trained representative discusses with the customer space requirements, price and location preferences and also informs the customer of other products and services provided by the Company. The national telephone reservation system, which is no longer experimental, was not fully operational for most of the Company's facilities until the fourth quarter of 1996 and is currently handling in excess of 100,000 calls per month. As of December 31, 1996, the national telephone reservation system was supporting rental activity at all of the Company's properties, with the exception of one major market, which was included in March 1997.

     In connection with the national telephone reservation system, the Company experimented with pricing and promotional discounts designed to increase rental activity. As a result, promotional discounts increased significantly. Rental income for the Company's self-storage facilities is net of promotional discounts totaling $4,031,000 and $303,000 for the years ended December 31, 1996 and 1995, respectively. The Company believes that the use of the national telephone reservation system combined with rental discounts has resulted in increased weighted average occupancies.

     In the second half of 1996, the Company began to increase its scheduled rents charged to new customers (prior to promotional discounts) and to existing tenants where warranted. As a result, for fiscal 1996, both realized and scheduled rents per square foot increased compared to 1995. This trend was also applicable throughout the portfolio of self-storage facilities in which the Company has an ownership interest and manages (see "Supplemental Property Data" below).

     With the exception of property management fees, most of the self-storage operating costs (i.e. payroll, property taxes, repairs and maintenance, etc.) are generally fixed. As a result of becoming self-managed in connection with the PSMI Merger, the Company no longer incurs property management fees. Cost of operations for 1996 decreased compared to 1995 principally as a result of the elimination of property management fees for 1996. Included in cost of operation for 1995 and 1994 were management fees totaling $9,421,000 and $7,587,000, respectively ($5,966,000 in 1995 and $6,737,000 in 1994 with respect to the consistent group of facilities). However, offsetting the decrease in property management fees in 1996 are expenses with respect to the national telephone reservation system totaling $1,257,000.

     DEVELOPMENT OF SELF-STORAGE FACILITIES: Commencing in 1995, the Company began to construct self-storage facilities. Through December 31, 1996, the Company constructed and opened for operation five facilities, one of which began operations in August 1995 and four in 1996. At December 31, 1996, the Company had eleven self-storage facilities (approximately 707,000 square feet) under construction with an aggregate cost incurred to date of approximately $33.5 million and total additional estimated cost to complete of $22.5 million. Generally the construction period takes 9 to 12 months followed by a 18 to 24 month fill-up process until the newly constructed facility reaches a stabilized occupancy level of approximately 90%. Due to the timing of the employment of the capital to construct the facilities and the relatively long "fill-up" period until the facilities reach a stabilized occupancy level, the Company believes that its development plans may create earnings dilution in the short-term. However, the Company has reached an agreement in principle to develop approximately $220 million of self-storage facilities with a joint venture partner (see "Liquidity and Capital Resources - Development activities") and expects that the joint development of self-storage facilities will mitigate this earnings dilution to the extent of the joint venturer's interest.

     COMMERCIAL PROPERTY OPERATIONS: Commercial property rental income and cost of operations presented on the consolidated statements of income reflect the operations of the 35 facilities owned by the Company and the Consolidated Partnerships. The following table summarizes the operating results (before depreciation) of these facilities for each of the past three years:

COMMERCIAL PROPERTY OPERATIONS:
-------------------------------

                                 Year Ended December 31,                       Year Ended December 31,
                                 -----------------------                       -----------------------
                                                           Percentage                                    Percentage
                                  1996           1995        Change              1995          1994        Change
                                 -------       -------      --------           --------      -------      --------
                                           (Dollar amounts in thousands, except rents per square foot)
Rental income:
    Consistent group......       $14,685       $14,689             -%          $14,689      $14,144           3.9%
    Post-1993 Acquisitions         8,891         3,345         165.8%            3,345          704         375.1%
                                 -------       -------      --------           --------      -------      --------
                                  23,576        18,034          30.7%           18,034       14,848          21.5%
                                 -------       -------      --------           --------      -------      --------
Cost of operations:
    Consistent group......         7,260         7,305         (0.6)%            7,305        7,269           0.5%
    Post-1993 Acquisitions         3,490         1,546         125.7%            1,546          281         450.2%
                                 -------       -------      --------           --------      -------      --------
                                  10,750         8,851          21.5%            8,851        7,550          17.2%
                                 -------       -------      --------           --------      -------      --------
Net operating income:
    Consistent group......         7,425         7,384           0.6%            7,384        6,875           7.4%
    Post-1993 Acquisitions         5,401         1,799         200.2%            1,799          423         325.3%
                                 -------       -------      --------           --------      -------      --------
                                 $12,826        $9,183          39.7%           $9,183       $7,298          25.8%
                                 =======       =======      ========           ========      =======      ========
Consistent Group data:
    Gross margin..........         50.6%          50.3%          0.6%           50.3%          48.6%          3.4%
    Weighted average
      occupancy...........         96.0%          96.3%        (0.3)%           96.3%          95.0%          1.3%
    Average realized annual
      rent per square foot         $8.64          $8.64            -%           $8.64          $8.28          4.4%

Number of facilities (at
 the end of the period):
    Consistent group......            15             15            -%              15             15            -%
    Cumulative Post-1993
    Acquisitions..........            19              5        280.0%               5               1       400.0%

Net rentable square feet (at the end of the period):
    Consistent group......         1,696          1,696            -%           1,696          1,696            -%
    Cumulative Post-1993
    Acquisitions..........         1,041            308        238.0%             308             195        57.9%

     As indicated in the above table, the Company's commercial property operations have grown principally as a result of the addition of new properties over the past three years. The operations of the consistent group of properties over the past three years has been relatively stable, with changes in operations principally the result of changing occupancy levels and realized rental rates. Due to the size of the Company's investment in commercial properties relative to its self-storage facilities, the Company has not emphasized its growth in this segment of its portfolio.

     Effective January 2, 1997, the Company restructured its commercial property operations to concentrate its investing efforts in real estate facilities containing commercial and industrial rental space through a separate entity. See
Note 14 to the consolidated financial statements. The Company believes that restructuring will create a vehicle which should facilitate future growth in this segment of the real estate industry. The Company will participate in this growth through its ownership interest in the new entity. The Company currently owns approximately 85% of the economic interest in the new entity. Accordingly, due to the Company's significant ownership interest the Company will continue to consolidate the entity until such time that the Company's ownership and control is reduced to a level not warranting consolidation.

     EQUITY IN EARNINGS OF REAL ESTATE ENTITIES: As of December 31, 1996, the Company had ownership interests in 41 affiliated limited partnerships and eight affiliated REITs which comprise the Unconsolidated Entities. The Company's ownership interest in these entities ranges from 15% to 45%, but generally averages approximately 30%. Due to the Company's limited ownership interest and control of these entities, the Company does not consolidate the accounts of these entities for financial reporting purposes.

     Equity in earnings of real estate entities represents the Company's pro rata share of earnings of the Unconsolidated Entities using the equity method. Similar to the Company, the Unconsolidated Entities generate substantially all of their income from their ownership of self-storage facilities which are managed by the Company. In the aggregate, the Unconsolidated Entities own a total of 353 real estate facilities, 343 of which are self-storage facilities. The following table summarizes the components of the Company's equity in earnings of real estate entities:

                                      Year Ended December 31,                     Year Ended December 31,
                                      -----------------------                     -----------------------
                                                                  Dollar                                     Dollar
                                       1996           1995        Change            1995          1994        Change
                                      -------       -------      --------         --------      -------      --------
                                                              (Amounts in thousands)
Self-storage operations..........     $41,722        $6,573      $35,149           $6,573         $764      $5,809
Commercial property operations...       2,667           269        2,398              269            -         269
Depreciation:
  Self-storage facilities........     (15,709)       (1,909)     (13,800)          (1,909)           -      (1,909)
  Commercial properties..........      (1,741)         (136)      (1,605)            (136)           -        (136)
Other (a)........................      (4,818)       (1,034)      (3,784)          (1,034)           -      (1,034)
                                      -------       -------      --------         --------      -------      --------
    Total equity in earnings of
    real estate entities              $22,121        $3,763      $18,358           $3,763         $764      $2,999
                                      =======       =======      ========         ========      =======     =========

a) principally the Company's pro rata share of general and administrative expense and interest expense

     The increase in 1995 earnings compared to 1994 is principally the result of the acquisition of ownership interests in the Unconsolidated Entities acquired pursuant to the PSMI Merger. The increase in earnings in 1996 compared to 1995 is due to (i) the 1996 earnings reflects a full year's operations for those interests acquired in the PSMI Merger as opposed to just one and one-half months in 1995, (ii) the Company acquired additional interests during 1996 in the Unconsolidated Entities which resulted in increased earnings from these entities (See Note 5 to the consolidated financial statements) offset by (iii) certain business combinations occurring in 1996 whereby the Company's existing ownership interest in certain entities were converted into wholly-owned real estate facilities (See Note 3 to the consolidated financial statements).

     The following table summarizes the combined operating data for fiscal 1996 with respect to those Unconsolidated Entities in which the Company had an ownership interest as of December 31, 1996:

 Rental income...................................................  $180,197,000
 Total revenues..................................................   182,036,000
 Cost of operations..............................................    65,417,000
 Depreciation....................................................    27,332,000
 Net income......................................................    75,937,000

--------------------------------------------------------------------------------
                         Property Management Operations
--------------------------------------------------------------------------------

     In connection with the PSMI Merger, the Company acquired property management contracts, exclusive of facilities owned by the Company, for self-storage facilities and, through ownership of a 95% economic interest in a subsidiary, the management contracts for commercial properties. These facilities constitute all of the United States self-storage facilities and commercial properties doing business under the "Public Storage" name and all those in which the Company has an interest. At December 31, 1996, the Company managed 1,101 self-storage facilities (1,064 owned by affiliates of the Company and 37 owned by third parties) and 45 commercial properties, all of which are owned by affiliates of the Company.

     The property management contracts generally provide for compensation equal to 6%, in the case of the self-storage facilities, and 5%, in the case of the commercial properties, of gross revenues of the facilities managed. Under the supervision of the property owners, the Company coordinates rental policies, rent collections, marketing activities, the purchase of equipment and supplies, maintenance activity, and the selection and engagement of vendors, suppliers and independent contractors. In addition, the Company assists and advises the property owners in establishing policies for the hire, discharge and supervision of employees for the operation of these facilities, including resident managers, assistant managers, relief managers and billing and maintenance personnel.

PROPERTY MANAGEMENT  OPERATIONS:
--------------------------------

                                    Year Ended December 31,                       Year Ended December 31,
                                    -----------------------                       -----------------------
                                                                Dollar                                        Dollar
                                     1996           1995        Change              1995          1994        Change
                                    -------       -------      --------           --------      -------      --------
                                                              (Amounts in thousands)
Facility management fees:
    Self-storage..........         $13,474        $1,976       $11,498            $1,976     $       -       $1,976
    Commercial properties.             954           168           786               168             -          168
                                    -------       -------      --------           --------      -------      --------
                                    14,428         2,144        12,284             2,144             -        2,144
                                    -------       -------      --------           --------      -------      --------
Cost of operations:
    Self-storage..........           1,820           264         1,556               264             -          264
    Commercial properties.             755            88           667                88             -           88
                                    -------       -------      --------           --------      -------      --------
                                     2,575           352         2,223               352             -          352
                                    -------       -------      --------           --------      -------      --------
Net operating income:
    Self-storage..........          11,654         1,712         9,942             1,712             -        1,712
    Commercial properties.             199            80           119                80             -           80
                                    -------       -------      --------           --------      -------      --------
                                   $11,853        $1,792       $10,061            $1,792     $       -       $1,792
                                    =======       =======      ========           ========      =======      --------

     Because the Company has significant ownership interests in all but 37 of the facilities it manages, the revenues generated from its property management operations are generally predictable and are dependent upon the future growth of rental income for those facilities the Company manages. However, because the Company has in the past, and may continue to seek to acquire in the future, real estate facilities owned by the Unconsolidated Entities, the Company's facility management income should decrease in 1997 compared to 1996. The acquisitions of such facilities will reduce management fee income. However, offsetting the reduction in management fee income will be a corresponding reduction in the cost of property operations as the facilities acquired by the Company will no longer incur property management fees.

--------------------------------------------------------------------------------
                              Ancillary Businesses
--------------------------------------------------------------------------------

     Although not material to the Company's overall operations, its ancillary business is expected to play a more important role in the future of the Company. The following table summarizes the Company's ancillary business operations:

                                       Year Ended December 31,                    Year Ended December 31,
                                       -----------------------                    -----------------------
                                                                   Dollar                                  Dollar
                                        1996           1995        Change           1995          1994     Change
                                       -------       -------      --------        --------      -------    --------
                                                              (Amounts in thousands)
Ancillary revenues:
    Sales of locks, boxes and
      packaging material.........      $2,540          $101      $2,439             $101     $       -        $101
    Truck rental income..........         543            11         532               11             -         11
    Portable self-storage rents..         421             -         421                -             -          -
                                       -------       -------      --------        --------      -------    --------
                                        3,504           112       3,392              112             -        112
                                       -------       -------      --------        --------      -------    --------

Cost of operations - ancillary
business
    Locks,  boxes and package
      materials..................       1,660            84       1,576               84             -         84
    Truck rentals................         511            16         495               16             -         16
    Portable self-storage........       1,247             -       1,247                -             -          -
                                       -------       -------      --------        --------      -------    --------
                                        3,418           100       3,318              100             -        100
                                       -------       -------      --------        --------      -------    --------

Net operating income (loss) -
ancillary business


    Locks,  boxes and package
      materials..................         880            17         863               17              -         17
    Truck rentals................          32            (5)         37               (5)             -         (5)
    Portable self-storage........        (826)            -        (826)               -              -          -
                                       -------       -------      --------        --------      -------    --------
                                          $86          $ 12         $74             $ 12              -       $ 12
                                       =======       =======      ========        ========      =======    ========

     In an effort to attract a wider variety of customers, to further differentiate the Company from its competition and to generate new sources of revenues, additional business are being developed to complement the Company's self-storage business. These products include the sale of locks, boxes and packing supplies and the rental of trucks and other moving equipment through the implementation of (i) a retail expansion program, (ii) truck rental program and more importantly (iii) a portable self-storage business.

     The strategic objective of the retail expansion program is to create a "Retail Store" that will (i) rent spaces for the attached self-storage facility,
(ii) rent spaces for the other Public Storage facilities in adjacent neighborhoods, (iii) sell locks, boxes and packing materials to the general public, including tenants and (iv) rent trucks and other moving equipment, all in an environment that is more retail oriented. Retail stores will be retro-fitted to existing self-storage facility rental offices or "built-in" as part of the development of new self-storage facilities, both in high traffic, high visibility locations.

     In 1996, the Company organized Public Storage Pickup and Delivery, Inc. ("PSPUD") as a separate corporation to operate a portable self-storage business that rents storage containers to customers for storage in central warehouses and provides related transportation services. The Company believes PSPUD's business complements the Company's existing operations and PSPUD is using the national telephone reservation system and various marketing initiatives, including radio and television, to promote its rental activity. PSPUD currently operates a total of 12 facilities in six greater metropolitan areas in California and Texas. PSPUD anticipates opening four additional facilities in these areas and in three additional areas by the end of the first quarter of 1997. PSPUD presently anticipates expanding its operations to a significant number of additional areas during the remainder of 1997 and 1998, subject to continuing evaluation of this business and the satisfaction of regulatory requirements. There can be no assurance on the level of PSPUD's expansion or profitability.

     Generally, PSPUD expects to expend an amount ranging from $850,000 to $1,100,000 per facility during the first full year of operations, depending on location and pricing structure. This estimate includes approximately $550,000 of capitalized expenditures and assumes (i) a leased facility for 2,000 storage containers, (ii) a break-even occupancy level of 55% to 65%, (iii) a stabilized occupancy level of 90% reached in 9 to 12 months, and (iv) monthly rental rates ranging from $35.00 to $45.00 per container. Rental rates will vary based on location and market conditions. Most of the operating costs of a facility are expected to be fixed. However, certain fixed costs are expected to be reduced as the facility reaches a stabilized occupancy level and certain economies of scale are expected to be achieved as the number of facilities in operation grows.


     PSPUD's operating experience is limited and its operations may be affected by such factors as the level of competition in the business, the demand for storage containers, general economic conditions, either nationally or in the market areas in which PSPUD operates, the rate of facility move-ins and move-outs, the availability of acceptable locations, the level of PSPUD's operating expenses and the cost of capital equipment. Until the facilities are operating profitably, PSPUD's operations are expected to adversely impact the Company's earnings growth rate. The extent of the impact will depend in significant part on the number, timing and performance of new facilities.


--------------------------------------------------------------------------------
                         Other Income and Expense Items
--------------------------------------------------------------------------------

     INTEREST AND OTHER INCOME: Interest and other income was $7,064,000 in 1996, $4,497,000 in 1995, and $4,587,000 in 1994. This income is primarily attributable to interest income on cash balances (as a result of uninvested net equity offering proceeds during 1996 and 1995) and interest income from mortgage notes receivable. The Company canceled approximately $700,000 in 1996, $16,435,000 in 1995, and $24,441,000 in 1994 of mortgage notes receivable in connection with the acquisition of real estate facilities securing such notes. The Company also acquired notes receivable of $6,667,000 in the PSMI Merger in 1995 and an additional $3,709,000 in 1996 from affiliated parties. As a result, interest income from mortgage notes receivable decreased from $4,333,000 in 1994 to $1,974,000 in 1995, as the average outstanding mortgage notes receivable balance was significantly lower. Interest income from the mortgage notes receivable increased from $1,974,000 in 1995 to $2,710,000 in 1996 as a result of the notes acquired in 1995 and 1996.

     DEPRECIATION AND AMORTIZATION: Depreciation and amortization expense was $64,967,000 in 1996, $40,760,000 in 1995, and $28,274,000 in 1994. These
increases are principally due to the acquisition of additional real estate facilities in each period combined with amortization of intangible assets acquired in connection with the PSMI Merger. Depreciation expense with respect to the real estate facilities was $55,689,000 in 1996, $39,376,000 in 1995, and $28,099,000 in 1994; the increases are due to the acquisition of additional real estate facilities in 1994 through 1996. Amortization expense with respect to intangible assets acquired in the PSMI Merger totaled $9,309,000 in 1996 and $1,164,000 in 1995 (the 1995 amount representing a pro rated amount from November 16, 1995 through the end of the year).

     GENERAL AND ADMINISTRATIVE EXPENSE: General and administrative expense was $5,524,000 in 1996, $3,982,000 in 1995, and $2,631,000 in 1994. The Company has
experienced and expects to continue to experience increased general and administrative costs due to the following: (i) the growth in the size of the Company, (ii) the Company's property acquisition activities have continued to expand, resulting in certain additional costs incurred in connection with the acquisition of additional real estate facilities, and (iii) pursuant to the PSMI Merger, the Company became self-advised, resulting in the Company internalizing management functions which previously were provided by the Company's investment adviser. However, offsetting the expected increases in general and administrative expenses has been the elimination of advisory fee expense. General and administrative costs for each year principally consist of state income taxes (for states in which the Company is a non-resident), investor relation expenses, and certain overhead associated with the acquisition and development of real estate facilities.

     INTEREST EXPENSE: Interest expense was $8,482,000 in 1996, $8,508,000 in 1995, and $6,893,000 in 1994. Reflecting the Company's reluctance to finance its growth with debt, debt and related interest expense remains relatively low compared to the Company's overall asset base. The decrease in interest expense in 1996 compared to 1995, principally is due to the early retirement of debt in 1996 of approximately $41 million having a weighted average interest rate of 7.76% partially offset by assumption of a $65.5 million, 7.08% unsecured senior note in connection with the PSMI Merger on November 16, 1995.

     ENVIRONMENTAL COSTS: The Company's policy is to accrue environmental assessments and/or remediation cost when it is probable that such efforts will be required and the related costs can reasonably be estimated. The majority of the Company's real estate facilities were acquired prior to the time when it was customary to conduct environmental assessments. During 1995, the Company and the Consolidated Partnerships conducted independent environmental investigations of their real estate facilities. As a result of these investigations, the Company has recorded an amount which, in management's best estimate, will be sufficient to satisfy anticipated costs of known remediation requirements. At December 31, 1995, the Company accrued $2,741,000 for estimated environmental remediation costs. Although there can be no assurance, the Company is not aware of any environmental contamination of any of its facilities which individually or in the aggregate would be material to the Company's overall business, financial condition, or results of operations. The Company believes that amounts accrued in 1995 are sufficient to satisfy anticipated costs.

     ADVISORY FEES: Advisory fees were $4,983,000 in 1994 and $6,437,000 in 1995. The advisory fee, which was based on a contractual computation, increased as a result of increased adjusted net income (as defined) per common share combined with the issuance of additional preferred and common stock during each of the periods. Advisory fees for fiscal 1995 represents such amounts from the beginning of the year through November 16, 1995, when the Company became self-advised pursuant to the PSMI Merger. As a result of becoming self-advised, the Company no longer incurs advisory fees.

     MINORITY INTEREST IN INCOME: Minority interest in income represents the income allocable to equity interests in the Consolidated Partnerships which are not owned by the Company. Since 1990, the Company has acquired portions of these equity interests through its acquisition of limited and general partnership interests in the Consolidated Partnerships. These acquisitions have resulted in reductions to the "Minority interest in income" from what it would otherwise have been in the absence of such acquisitions, and accordingly, have increased the Company's share of the Consolidated Partnerships' income. However, offsetting the reduction in minority interest in 1996 caused by the acquisition of additional equity interests are the inclusion of additional partnerships in the Company's consolidated financial statements. During 1996, the Company acquired sufficient ownership interest and control in three partnerships and commenced including the accounts of these partnerships in the Company's consolidated financial statements which amounted to an increase in minority interest in income of approximately $2,187,000 in 1996.

     In determining income allocable to the minority interest for 1996, 1995 and 1994 consolidated depreciation and amortization expense of approximately $11,490,000, $11,243,000 and $13,556,000, respectively, was allocated to the minority interest. The decrease in depreciation allocated to the minority interest was principally the result of the acquisition of limited partnership units in the Consolidated Partnerships by the Company throughout fiscal 1994, 1995 and 1996 offset by an increase in 1996 resulting from the above mentioned consolidation of three partnerships.

--------------------------------------------------------------------------------
                      Supplemental Property Data and Trends
--------------------------------------------------------------------------------

     There are approximately 81 ownership entities owning in aggregate 1,064 self-storage facilities, including the facilities which the Company owns and/or operates. At December 31, 1996, 343 of these facilities were owned by Unconsolidated Entities, entities in which the Company has an ownership interest and uses the equity method for financial statement presentation. The remaining 721 facilities are owned by the Company and Consolidated Partnerships many of which were acquired through business combinations with affiliates during 1996, 1995, and 1994.

     In order to evaluate how the Company's overall portfolio has performed, management analyzes the operating performance of a consistent group of self-storage facilities representing 951 (55.8 million net rentable square feet) of the 1,064 self-storage facilities (herein referred to as "Same Store" self-storage facilities) which have been operated under the "Public Storage" name for at least the past three years. The Same Store group of properties includes 613 consolidated facilities and 338 facilities owned by Unconsolidated Entities. The following table summarizes the pre-depreciation historical operating results of the Same Store self-storage facilities:

SAME STORE SELF-STORAGE FACILITIES:
-----------------------------------
(historical property operations)

                                   Year Ended December 31,                    Year Ended December 31,
                                  -----------------------                    -----------------------
                                                            Percentage                              Percentage
                                    1996           1995        Change         1995          1994      Change
                                  -------       -------      --------        --------      -------    --------
                                                              (Amounts in thousands)
Rental income..............      $445,586      $422,933        5.4%          $422,933      $403,295       4.9%
Cost of operations(1)......       158,212       149,660        5.7%           149,660       144,752       3.4%
                                  -------       -------      --------        --------      -------    --------

Net operating income.......      $287,374      $273,273        5.2%          $273,273      $258,543       5.7%
                                  =======       =======      ========        ========      ========   ========

Gross profit margin(3).....         64.5%         64.6%       (0.2)%            64.6%           64.1%     0.8%

Weighted Ave. Occupancy....         91.2%         90.1%        1.2%             90.1%           89.2%     1.0%

Weighted Ave. realized
  annual rent per sq. ft(2)..       $8.76         $8.40        4.3%             $8.40           $8.16     2.9%

Weighted Ave. scheduled
  annual rent per sq. ft(2)..       $9.00         $8.16       10.3%             $8.16           $7.80     4.6%


1. Assumes payment of property management fees on all facilities, including those facilities owned by the Company for which effective November 16, 1995 no fee is paid. Cost of operations consists of the following:


                                   1996            1995                1994
                               ----------       ----------         ----------
    Payroll expense              $43,490         $ 42,545           $ 41,092
    Property taxes                40,799           38,325             36,941
    Property management fees      26,139           25,391             24,214
    Advertising                    3,851            3,502              3,709
    Telephone  center costs        1,956                -                  -
    Other (4)                     41,977           39,897             38,796
                               ----------       ----------         ----------
                                $158,212         $149,660           $144,752
                               ==========       ==========         ==========

2. Realized rent per square foot as presented throughout this report represents the actual revenue earned per occupied square foot. Management believes this is a more relevant measure then the scheduled rental rates, since scheduled rates can be discounted through the use of promotions.

3. Gross profit margin is computed by dividing property net operating income (before depreciation expense) by rental revenues. Cost of operations include a 6% management fee. The gross profit margin excluding the facility management fee was 70.5%, 70.6% and 70.1% in 1996, 1995 and 1994,
     respectively. On November 16, 1995, the Company acquired its facility manager and no longer incurs such fees on the properties it owns.

4. Other expenses principally include utilities, repairs and maintenance, and other items such as office expenses.

     As indicated above, in early 1996, the Company implemented a national telephone reservation system designed to provide added customer service for all the self-storage facilities under management by the Company. The Company believes that the improved operating results, as indicated in the above table, in large part are due to the success of the national telephone reservation system. However, the national telephone reservation system was not fully operational for most of the self-storage facilities until the later part of the third quarter fourth quarter of 1996. As of December 31, 1996, the national telephone reservation system was supporting rental activity at all of the self-storage properties managed by the Company, with the exception of one major market, which will be operational by end of March 1997.

     Rental income for the Same Store facilities included promotional discounts totaling $6,000,000 in 1996 ($3,000,000 of which occurred during the fourth quarter of 1996) compared to $729,000 and $1,466,000 in 1995 and 1994,
respectively.   The  significant   increase  in  1996  was  principally  due  to
experimentation with pricing and promotional discounts designed to increase rental activity.


     In addition to evaluating property operating trends in occupancy, realized rents, expenses and net operating income on a Same Store basis, management evaluates trends by geographic regions. Operating trends for the Same-Store facilities for the five largest regions are shown in the table on the following page.

                      Same-Store Operating Trends by Region
--------------------------------------------------------------------------------
               Northern California.    Southern California.           Texas                  Florida
              ---------------------  ----------------------  ----------------------   ---------------------
                         % change                % change                 % change                % change
                         from prior              from prior               from prior              from prior
               Amount       year     Amount         year     Amount          year     Amount         year
              -------    ----------  -------    -----------  -------      ----------  -------    -----------
Rental Revenues:
----------------
       1996   $65,222       8.61%    $79,524        4.88%    $39,704        1.31%    $27,908        3.11%
       1995   $60,053       5.77%    $75,826        3.60%    $39,191        2.69%    $27,066        3.14%
       1994   $56,777       4.40%    $73,191        6.73%    $38,163        4.32%    $26,241        3.45%

Cost of operations
------------------
       1996   $18,457       3.37%    $24,580        5.72%    $16,482        5.83%    $10,772        3.46%
       1995   $17,856       3.39%    $23,250       (1.62)%   $15,574        1.51%    $10,412        1.06%
       1994   $17,271       5.68%    $23,633        5.52%    $15,342        9.35%    $10,303        4.03%

Net operating income:
---------------------
       1996   $46,765      10.83%    $54,944        4.50%    $23,222       (1.67)%   $17,136        2.89%
       1995   $42,197       6.81%    $52,576        6.09%    $23,617        3.49%    $16,654        4.49%
       1994   $39,506       3.85%    $49,558        7.39%    $22,821        1.19%    $15,938        3.09%

Weighted avg. occupancy
-----------------------
       1996    94.5%        3.73%      87.3%        2.46%      89.6%        1.36%      88.7%        0.23%
       1995    91.1%        3.52%      85.2%        2.40%      88.4%        -          88.5%       (1.34)%
       1994    88.0%        0.57%      83.2%        3.35%      88.4%        1.61%      89.7%       (1.32)%

Weighted avg. annual realized rents per sq. ft.
-----------------------------------------------
       1996   $10.20        4.94%     $10.32        2.38%      $6.84        -          $8.04        3.10%
       1995    $9.72        2.53%     $10.08        1.20%      $6.84        1.79%      $7.80        4.84%
       1994    $9.48        2.60%      $9.96        3.75%      $6.72        3.70%      $7.44        3.33%

                      Same-Store Operating Trends by Region
--------------------------------------------------------------------------------
                     Illinois              Other states               Total
              ---------------------  ----------------------   ---------------------
                          % change                % change                % change
                          from prior              from prior              from prior
               Amount        year     Amount         year     Amount         year
               ------     ----------  -------    -----------  -------     ----------
Rental Revenues:
----------------
       1996    $31,123        9.00%   $202,105       5.13%    $445,586       5.36%
       1995    $28,552        7.67%   $192,245       5.39%    $422,933       4.87%
       1994    $26,518       12.64%   $182,405       9.94%    $403,295       7.73%

Cost of operations
------------------
       1996    $14,887        5.47%   $73,034        6.69%    $158,212       5.71%
       1995    $14,115       16.94%   $68,453        3.51%    $149,660       3.39%
       1994    $12,070        0.32%   $66,133        4.19%    $144,752       4.76%

Net operating income
--------------------
       1996    $16,236       12.46%   $129,071       4.26%    $287,374       5.16%
       1995    $14,437       (0.08)%  $123,792       6.47%    $273,273       5.70%
       1994    $14,448       25.51%   $116,272      13.51%    $258,543       9.47%

Weighted avg. occupancy
-----------------------
       1996      92.8%        -         92.2%        0.55%      91.2%        1.22%
       1995      92.8%        1.98%     91.7%        0.33%      90.1%        1.01%
       1994      91.0%        7.44%     91.4%        2.81%      89.2%        2.53%

Weighted avg. annual realized rents per sq. ft.
----------------------------------------------
       1996      $8.88        8.82%     $8.40        4.48%      $8.76        4.29%
       1995      $8.16        4.62%     $8.04        4.69%      $8.40        2.94%
       1994      $7.80        4.84%     $7.68        6.67%      $8.16        6.25%

--------
Factors affecting regional trends in revenues and expenses include;
     * acts of nature, including the Northridge earthquake (Southern California, January 1994).
     *  new competition from property development (Texas)
     * property valuations and related reassessments for purposes of property taxes (Illinois, 1995)
These factors have affected and are expected to continue to affect regional operating trends. During 1997, management expects additional property tax assessments due to higher valuations/rates, resulting in increased property taxes.

--------------------------------------------------------------------------------
                         Liquidity and Capital Resources
--------------------------------------------------------------------------------

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

     Net cash provided by operating activities (as determined in accordance with generally accepted accounting principles) reflects the cash generated from the Company's business before distributions to various equity holders, including the preferred shareholders, capital expenditures or mandatory principal payments on debt. Net cash provided by operations has increased over the past three years from $79.2 million in 1994 to $245.2 million in 1996.

     Operating as a REIT, the Company's ability to retain cash flow for reinvestment is restricted. In order for the Company to maintain its REIT status, a substantial portion of its operating cash flow must be used to make distributions to its shareholders (see "REIT status" below). Remaining cash flow must then be sufficient to fund necessary capital improvements and scheduled debt service requirements. The following table summarizes the Company's ability to pay the minority interests' distributions, its dividends to the preferred shareholders and capital improvements to maintain the facilities through the use of cash provided by operating activities. The remaining cash flow is available to the Company to make both scheduled and optional principal payments on debt, pay distributions to common shareholders and for reinvestment.

                                                                                    For the Year Ended December 31,
                                                                                 -------------------------------------
                                                                                  1996           1995            1994
                                                                                 --------       -------         -------
                                                                                         (Amounts in thousands)
Net income.............................................................          $153,549       $70,386         $42,118
Depreciation and amortization..........................................            64,967        40,760          28,274
Depreciation from Unconsolidated Entities..............................            17,450         2,045               -
Minority interest in income............................................             9,363         7,137           9,481
Environmental accrual..................................................                 -         3,251               -
Amortization of discounts on mortgage notes receivable.................               (92)         (113)           (693)
                                                                                 --------       -------         -------
Net cash provided by operating activities..............................           245,237       123,466          79,180

Distributions from operations to minority interests....................           (20,853)      (18,380)        (23,037)
                                                                                 --------       -------         -------

Cash from operations/FFO allocable to the Company's shareholders.......           224,384       105,086          56,143
Less: preferred stock dividends........................................           (68,599)      (31,124)        (16,846)
                                                                                 --------       -------         -------

Cash from operations/FFO available to common shareholders..............           155,785        73,962          39,297

Capital improvements to maintain facilities:
  Self-storage facilities..............................................           (15,957)       (8,509)         (6,360)
  Commercial properties................................................            (4,409)       (2,852)         (1,952)
  Add back: minority interest share of capital improvements to maintain
   facilities..........................................................             3,159         3,219           2,948
                                                                                 --------       -------         -------

Funds available for principal payments on debt, common dividends and
   reinvestment........................................................           138,578        65,820          33,933

Cash distributions to common shareholders..............................           (67,709)      (38,586)        (21,249)
   facilities                                                                    --------       -------         -------

Funds available for principal payments on debt and reinvestment........           $70,869       $27,234       $ 12,684
   facilities                                                                    ========       =======        ========


     See the consolidated statements of cash flows for the each of the three years in the period ended December 31, 1996 for additional information regarding the Company's investing and financing activities.
                                       31

     Total FFO increased to $224,384,000 for the year ended December 31, 1996 compared to $105,086,000 in 1995 and $56,143,000 in 1994. FFO available to common shareholders (after deducting preferred stock dividends) increased to $155,785,000 for the year ended December 31, 1996 compared to $73,962,000 in 1995 and $39,297,000 in 1994. FFO means net income (loss) (computed in accordance with generally accepted accounting principles) before (i) gain (loss) on early extinguishment of debt, (ii) minority interest in income and (iii) gain
(loss) on disposition of real estate, adjusted as follows: (i) plus depreciation and amortization (including the Company's pro-rata share of depreciation and amortization of unconsolidated equity interests and amortization of assets acquired in the PSMI Merger, including property management agreements and goodwill), and (ii) less FFO attributable to minority interest.

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


     The Company accounts for the Unconsolidated Entities using the equity method of accounting, and accordingly, earnings are recognized based upon the Company's interest in each of the partnerships and REITs. This interest is based on the Company's share of the increase or decrease in the net assets of the entities from their operations. Provisions of the partnerships' and REITs' governing documents provide for the payment of preferred cash distributions to other investors (until certain specified amounts have been paid) without regard to the pro rata interest of all investors in current earnings. As a result, actual cash distributions paid to the Company for a period of time will be less than the Company's interest in the entities' FFO. During 1996, FFO distributed to the Company was approximately $16.4 million less than the Company's share of FFO. Preferred cash distributions paid to other investors during each period have the effect of increasing the Company's economic interest in each of the respective entities and reducing the amount of future preference payments which must be paid to other investors before cash distributions will be shared on a pro rata basis with respect to each investor's actual interest. The aggregate future preference payments to other investors is approximately $81.1 million and is expected to be paid over approximately 12 years, with approximately 50% of the amount being paid over the next 3.5 years.

     DISTRIBUTIONS REQUIREMENTS: Over the past four years, the Company's conservative distribution policy has been the principal reason for the Company's ability to retain significant operating cash flows which have been used to make additional investments and debt reductions. During 1994, 1995 and 1996, the Company distributed to common shareholders approximately 54%, 52% and 43% of its FFO available to common shareholders, respectively, allowing it to retain approximately $110.8 million over this period of time after satisfying its capital improvements and preferred stock dividend requirements.

     During 1996, the Company paid dividends totaling $56,472,000 to the holders of the Company's Senior Preferred Stock, $12,127,000 to the holders of the Convertible Preferred Stock, and $67,709,000 to the holders of Common Stock. Dividends with respect to the Senior Preferred Stock and the Convertible Preferred Stock include pro-rated amounts for securities issued during 1996. The Company estimates the distribution requirements for fiscal 1997 with respect to Senior Preferred Stock and the Convertible Preferred Stock to be approximately $76.8 million. Distributions with respect to the common stock will be determined based upon the Company's REIT distribution requirements after taking into consideration distributions to the Company's preferred shareholders.

     CAPITAL IMPROVEMENT REQUIREMENTS: During 1997, the Company has budgeted approximately $26.6 million for capital improvements ($22.4 million for its self-storage facilities and $4.2 million for its commercial properties). The minority interests' share of the budgeted capital improvements is approximately $3.3 million.

     During 1995, the Company commenced a program to enhance its visual icon and modernize the appearance of its self-storage facilities, including modernization of signs, paint color schemes, and rental offices. Included in the 1997 capital improvement budget is approximately $4.8 million with respect to these expenditures.

     The significant increase in capital improvements in 1996 for the self-storage facilities (as reflected in the table above) is due to the acquisition of new facilities in 1996 and 1995 and the aforementioned visual enhancements during 1996.

     DEBT SERVICE REQUIREMENTS: The Company does not believe it has any significant refinancing risks with respect to its mortgage debt, all of which is fixed rate. During 1996, the Company retired early approximately $41 million of mortgage debt. At December 31, 1996, the Company had total outstanding borrowings of approximately $108.4 million. See Note 8 to the consolidated financial statements for approximate principal maturities of such borrowings.

     The Company uses its $150.0 million of bank credit facility (all of which was unused as of March 18, 1997) primarily to fund acquisitions and provide financial flexibility and liquidity. The credit facility currently bears interest at LIBOR plus 0.40% based on the Company's current financial ratios.


     GROWTH STRATEGIES: During 1997, the Company intends to continue to expand its asset and capital base principally through the (i) acquisition of real estate assets and interests in real estate assets from both unaffiliated and affiliated parties through direct purchases, mergers, tender offers or other transactions, (ii) development of additional self-storage facilities and (iv) the expected growth in the operations of PSPUD in the portable self-storage business. See further discussion below with respect to each of these activities.

     The Company expects to fund these transactions with internally generated retained cash flows and borrowings under its $150.0 million credit facility. The Company intends to repay amounts borrowed under the credit facility from undistributed operating cash flow or, as market conditions permit and are determined to be advantageous, from the public or private placement of equity securities. With respect to the development of additional self-storage facilities, the Company expects to enter into a joint venture arrangement, see "Development Activities" below.


     EXTERNAL FINANCING ABILITY: The Company believes that its size and financial flexibility enables it to access capital for growth when appropriate. The Company's financial profile is characterized by a low level of debt to total capitalization, increasing net income, increasing cash flow from operations, and a conservative dividend payout ratio with respect to the common stock. The Company's credit ratings on its Senior Preferred Stock by each of the three major credit agencies are Baa2 by Moody's and BBB+ by Standard and Poors and Duff & Phelps.

     The Company's portfolio of real estate facilities remains substantially unencumbered. At December 31, 1996, the Company had mortgage debt outstanding of $48.7 million and had consolidated real estate facilities with a book value of $1.9 billion. The Company, however, has been reluctant to financing its acquisitions with debt and generally will only increase its mortgage borrowing through the assumption of pre-existing debt on acquired real estate facilities.

     Over the past three years the Company has funded substantially all of its acquisitions with permanent capital (both common and preferred stock). Unlike many other real estate companies, the Company has elected to use preferred stock despite the fact that the coupon rates of its preferred stock exceeds current rates on conventional debt. The Company has chosen this method of financing for the following reasons: (i) the Company's perpetual preferred stock has no sinking fund requirements, or maturity date and does not require redemption, all of which eliminate any future refinancing risks, (ii) preferred stock allows the Company to leverage the common stock without the attendant interest rate or refinancing risks of debt, and (iii) dividends on the preferred stock can be applied to the Company's REIT distributions requirements, which have helped the Company to maintain a low common stock dividend payout ratio and retain cash flow.

     On March 18, 1997, the Company publicly issued 4.6 million shares of common stock, raising net proceeds of approximately $126.5 million. The Company intends to use the net proceeds from this offering to make investments in real estate, primarily self-storage, including mortgage loans and interest in real estate partnerships, to satisfy cash elections in connection with mergers with affiliated REITs and to fund expenditures of PSPUD.

     PROPOSED MERGERS WITH AFFILIATES: In December 1996, Public Storage Properties XIV, Inc. ("Properties 14") and Public Storage Properties XV, Inc. ("Properties 15") each agreed, subject to certain conditions, to merge with and into the Company. Properties 14 and Properties 15 are affiliated publicly traded equity REITs. Each of the mergers is conditioned on approval by the respective shareholders of Properties 14 and Properties 15. However, the mergers are not conditioned on each other. The Company expects that if approved by the shareholders, the mergers would be completed in April 1997. The estimated value of the Properties 14 and Properties 15 merger is approximately $63.8 million and $58.5 million, respectively. Properties 14 and Properties 15 own 14 properties (912,000 square feet) and 19 properties (1,087,000 square feet), respectively. The Company currently owns approximately 33% and 35% of the economic interest in Properties 14 and Properties 15, respectively.

     DEVELOPMENT ACTIVITIES: At December 31, 1996, the Company had eleven self-storage facilities (approximately 707,000 square feet) under construction with an aggregate cost incurred to date of approximately $33.5 million and total additional estimated cost to complete of $22.5 million. The Company currently has plans to develop an additional 17 self-storage facilities (approximately 1,026,000 square feet) in various locations at an estimated cost of approximately $70.2 million. The Company is evaluating the feasibility of developing additional self-storage facilities in selected markets in which there are few, if any, facilities to acquire at attractive prices and where the scarcity of other undeveloped parcels of land or other impediments to development make it difficult to construct additional competing facilities.

     The Company has reached an agreement in principle with a joint venture partner to participate in funding the development of approximately $220 million of self-storage facilities (including the facilities currently under development by the Company). The joint venture partner would contribute about 70% of the venture's capital with the balance provided by the Company. After a period of time, the Company would have an option to acquire the other venturer's interest. There can be no assurance that a definitive agreement can be reached between the Company and the joint venturer partner. Assuming an agreement is finalized, it is expected that the joint venture would be funded in early April 1997.

     PORTABLE SELF-STORAGE BUSINESS: As indicated above, in 1996 the Company organized PSPUD as a separate corporation to operate a portable self-storage business that rents storage containers to customers for storage in central warehouses and provides related transportation services. PSPUD currently operates a total of 12 facilities in six greater metropolitan areas in California and Texas and anticipates opening four additional facilities in these areas and in three additional areas by the end of the first quarter of 1997. PSPUD presently anticipates expanding its operations to a significant number of additional areas during the remainder of 1997 and 1998, subject to continuing evaluation of this business and the satisfaction of regulatory requirements. There can be no assurance on the level of PSPUD's expansion or profitability.

     Generally, PSPUD expects to expend an amount ranging from $850,000 to $1,100,000 per facility during the first full year of operations, depending on location and pricing structure. This estimate includes approximately $550,000 of capitalized expenditures combined with estimated first year operating losses and is based on certain assumptions indicated above under "Ancillary Businesses."

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

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
          -------------------------------------------
     The financial statements of the Company at December 31, 1996 and December 31, 1995 and for each of the three years in the period ended December 31, 1996 and the report of Ernst & Young LLP, Independent Auditors, thereon and the related financial statement schedules, are included elsewhere herein. Reference is made to the Index to Financial Statements and Schedules in Item 14.



ITEM 9.  DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
         ----------------------------------------------------
     Not applicable.

                                  PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
          --------------------------------------------------
     Incorporated by reference herein is the information required by this item, which is to be included in an amendment on Form 10-K/A to the Form 10-K filed within 120 days of the end of the Company's 1996 fiscal year.



ITEM 11.  EXECUTIVE COMPENSATION
          ----------------------
     Incorporated by reference herein is the information required by this item, which is to be included in an amendment on Form 10-K/A to the Form 10-K filed within 120 days of the end of the Company's 1996 fiscal year.



ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
          --------------------------------------------------------------
     Incorporated by reference herein is the information required by this item, which is to be included in an amendment on Form 10-K/A to the Form 10-K filed within 120 days of the end of the Company's 1996 fiscal year.



ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
         ----------------------------------------------
     Incorporated by reference herein is the information required by this item, which is to be included in an amendment on Form 10-K/A to the Form 10-K filed within 120 days of the end of the Company's 1996 fiscal year.

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


     3. Exhibits
     See Index to Exhibits contained herein.


(b)  Reports on Form 8-K

     The Company filed a Current Report on Form 8-K dated October 28, 1996, pursuant to Item 5, which filed certain exhibits relating to the Company's public offering of Depositary Shares each representing 1/1000 of a share of 8-5/8% Cumulative Preferred Stock, Series I.

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

3.14      Certificate of  Determination  for the  Convertible  Preferred  Stock,
          Series  CC.  Filed  with  Registrant's   Registration   Statement  No.
          333-03749 and incorporated herein by reference.

3.15 Certificate of Correction of Certificate of Determination for the Convertible Participating Preferred Stock. Filed with Registrant's Registration Statement No. 333-08791 and incorporated herein by reference.

3.16 Certificate of Determination for 8-5/8% Cumulative Preferred Stock, Series I. Filed with Registrant's Form 8-A/A Registration Statement relating to the 8-5/8% Cumulative Preferred Stock, Series I and incorporated herein by reference.

3.17 Certificate of Amendment of Articles of Incorporation. Filed with Registrant's Registration Statement No. 333-18395 and incorporated herein by reference.

3.18 Bylaws, as amended. Filed with Registrant's Registration Statement No. 33-64971 and incorporated herein by reference.

3.19 Amendment to Bylaws adopted on May 9,1996. Filed with Registrant's Registration Statement No. 333-03749 and incorporated herein by reference.

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

10.9 Second Amended and Restated Management Agreement by and among Registrant and the entities listed therein dated as of November 16, 1995. Filed with PS Partners, Ltd.'s Annual Report on Form 10-K for the year ended December 31, 1996 and incorporated herein by reference.

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

10.13 Second Amended and Restated Credit Agreement by and among Registrant, Wells Fargo Bank, National Association, as agent, and the financial institutions party thereto dated as of February 25, 1997. Filed with Registrant's Registration Statement No. 333-22665 and incorporated herein by reference.

10.14 Note Assumption and Exchange Agreement by and among Public Storage Management, Inc., Public Storage, Inc., Registrant and the holders of the notes dated as of November 13, 1995. Filed with Registrant's Registration Statement No. 33-64971 and incorporated herein by reference.

10.15* Registrant's 1990 Stock Option Plan. Filed with Registrant's Annual Report on Form 10-K for the year ended December 31, 1994 and incorporated herein by reference.

10.16* Registrant's 1994 Stock Option Plan. Filed with Registrant's Annual Report on Form 10-K for the year ended December 31, 1994 and incorporated herein by reference..

10.17*    Registrant's 1996 Stock Option and Incentive Plan. Filed herewith.

10.18 Agreement and Plan of Reorganization between Registrant and Public Storage Properties VI, Inc. dated as of September 26, 1994. Filed with Registrant's Registration Statement No. 33-56925 and incorporated herein by reference.

10.19 Agreement and Plan of Reorganization between Registrant and Public Storage Properties VII, Inc. dated as of February 2, 1995. Filed with Registrant's Registration Statement No. 33-58893 and incorporated herein by reference.

10.20 Agreement and Plan of Reorganization by and among Public Storage, Inc., Public Storage Management, Inc. and Registrant dated as of June 30, 1995. Filed as Appendix A to Registrant's Proxy Statement dated October 11, 1995 (filed October 13, 1995) and incorporated herein by reference.

10.21 Amendment to Agreement and Plan of Reorganization by and among Public Storage, Inc., Public Storage Management, Inc. and Registrant dated as of November 13, 1995. Filed with Registrant's Current Report on Form 8-K dated November 16, 1995 and incorporated herein by reference.

10.22 Agreement and Plan of Reorganization among Registrant, Public Storage Properties IX, Inc., and PS Business Parks, Inc. dated as of December 13, 1995. Filed with Registrant's Registration Statement No. 333-00591 and incorporated herein by reference.

10.23 Deposit Agreement dated as of December 13, 1995, among Registrant, The First National Bank of Boston, and the holders of the depositary receipts evidencing the Depositary Shares Each Representing 1/1,000 of a Share of 8-7/8 Cumulative Preferred Stock, Series G. Filed with Registrant's Form 8-A/A Registration Statement relating to the Depositary Shares Each Representing 1/1000th of a Share of 8-7/8 Cumulative Preferred Stock, Series G and incorporated herein by reference.

10.24 Deposit Agreement dated as of January 25, 1996, among Registrant, The First National Bank of Boston, and the holders of the depositary receipts evidencing the Depositary Shares Each Representing 1/1,000 of a Share of 8.45% Cumulative Preferred Stock, Series H. Filed with Registrant's Form 8-A/A Registration Statement relating to the Depositary Shares Each Representing 1/1000th of a Share of 8.45% Cumulative Preferred Stock, Series H and incorporated herein by reference.

10.25** Employment Agreement between Registrant and B. Wayne Hughes dated as of November 16, 1995. Filed with Registrant's Annual Report on Form 10-K for the year ended December 31, 1995 and incorporated herein by reference.

10.26 Agreement and Plan of Reorganization between Registrant and Storage Properties, Inc. dated as of March 4, 1996. Filed with Registrant's Registration Statement No. 333-03749 and incorporated herein by reference.

10.27 Agreement and Plan of Reorganization between Registrant and Public Storage Properties X, Inc. dated as of June 20, 1996. Filed with Registrant's Registration Statement No. 333-08671 and incorporated herein by reference.

10.28 Agreement and Plan of Reorganization between Registrant and Public Storage Properties XII, Inc. dated as of June 20, 1996. Filed with Registrant's Registration Statement No. 333-08791 and incorporated herein by reference.

10.29 Agreement and Plan of Reorganization among Registrant, Partners Preferred Yield, Inc., Partners Preferred Yield II, Inc. and Partners Preferred Yield III, Inc.. dated as of August 15, 1996. Filed with Registrant's Registration Statement No. 333-14161 and incorporated herein by reference.

10.30 Deposit Agreement dated as of November 1, 1996, among Registrant, The First National Bank of Boston, and the holders of the depositary receipts evidencing the Depositary Shares Each Representing 1/1,000 of a Share of 8-5/8% Cumulative Preferred Stock, Series I. Filed with Registrant's Form 8-A/A Registration Statement relating to the Depositary Shares Each Representing 1/1000th of a Share of 8-5/8% Cumulative Preferred Stock, Series I and incorporated herein by reference.

10.31 Agreement and Plan of Reorganization among Registrant, Public Storage Properties XIV, Inc. and, Public Storage Proprieties XV, Inc. dated as of December 5, 1996. Filed with Registrant's Registration Statement No. 333-22665 and incorporated herein by reference.

11        Statement Re Computation of Earnings Per Share. Filed herewith.

12 Statement Re Computation of Ratio of Earnings to Fixed Charges. Filed herewith.

23        Consent of Independent Auditors. Filed herewith.

27        Financial data schedule. Filed herewith.

--------------------
*   Compensatory benefit plan.
**  Management contract.

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       PUBLIC STORAGE, INC.


Date: March  27, 1997                  By:   /s/ Harvey Lenkin         .
      ----------------------           -----------------------------
                                       Harvey Lenkin, President

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


     Signature                                    Title                                      Date
-------------------------------        --------------------------------------------    ----------------
/s/ B. Wayne Hughes                    Chairman of the Board, Chief                     March 27, 1997
-------------------------------        Executive Officer and Director                   --------------
B. Wayne Hughes                        (principal executive officer)


  /s/ Harvey Lenkin                    President and Director                           March 27, 1997
------------------                                                                      --------------
Harvey Lenkin


/s/ John Reyes                         Senior Vice President and                        March 27, 1997
-------------------------------        Chief Financial Officer                          --------------
John Reyes                             (principal financial officer and
                                       principal accounting officer)



/s/ Robert J. Abernethy                Director                                         March 27, 1997
-------------------------------                                                         --------------
Robert J. Abernethy


/s/ Dann V. Angeloff                   Director                                         March 27, 1997
-------------------------------                                                         --------------
Dann V. Angeloff


/s/ William C. Baker                   Director                                         March 27, 1997
-------------------------------                                                         --------------
William C. Baker


/s/ Uri P. Harkham                     Director                                         March 27, 1997
-------------------------------                                                         --------------
Uri P. Harkham

                              PUBLIC STORAGE, INC.
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                                  AND SCHEDULES

                                  (Item 14 (a))


                                                                              Page
                                                                           References


Report of Independent Auditors.........................................       F-1

Consolidated balance sheets as of December 31, 1996 and 1995...........       F-2

For each of the three years in the period ended December 31, 1996:

Consolidated statements of income......................................       F-3

Consolidated statements of shareholders' equity .......................       F-4

Consolidated statements of cash flows..................................    F-5 - F-6


Notes to consolidated financial statements.............................   F-7 - F-23

SCHEDULE:


III - Real estate and accumulated depreciation.........................   F-24 - F-43



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

                         REPORT OF INDEPENDENT AUDITORS
                         ------------------------------



The Board of Directors and Shareholders
Public Storage, Inc.


We have audited the accompanying consolidated balance sheets of Public Storage, Inc. as of December 31, 1996 and 1995, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1996. Our audits also included the financial statement schedule listed in the Index at Item 14 (a). These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Public Storage, Inc. at December 31, 1996 and 1995, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.




                                                      ERNST & YOUNG  L L P
Los Angeles, California

February 25, 1997

                              PUBLIC STORAGE, INC.
                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 1996 AND 1995
                    (AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                      December 31,           December 31,
         ASSETS                                                                          1996                   1995
         ------                                                                       -----------            -----------
Cash and cash equivalents....................................................       $      26,856           $     80,436
Real estate facilities, at cost:
   Land......................................................................             596,141                382,144
   Buildings.................................................................           1,625,172              1,030,990
                                                                                      -----------            -----------
                                                                                        2,221,313              1,413,134
   Accumulated depreciation..................................................            (297,655)              (241,966)
                                                                                      -----------            -----------
                                                                                        1,923,658              1,171,168

Investment in real estate entities...........................................             350,190                416,216
Intangible assets, net.......................................................             222,253                231,562
Mortgage notes receivable from affiliates....................................              25,016                 23,699
Other assets.................................................................              24,179                 14,380
                                                                                      -----------            -----------
              Total assets...................................................         $ 2,572,152            $ 1,937,461
                                                                                      ===========            ===========
         LIABILITIES AND SHAREHOLDERS' EQUITY
Notes payable................................................................        $    108,443            $   158,052
Accrued and other liabilities................................................              41,467                 32,533
                                                                                      -----------            -----------
         Total liabilities...................................................             149,910                190,585
Minority interest............................................................             116,805                112,373
Commitments and contingencies................................................                   -                      -
Shareholders' equity:
   Preferred Stock, $0.01 par value,  50,000,000 shares  authorized,  13,421,580 shares  issued  and  outstanding  (13,444,100  issued  and  outstanding  at
     December 31, 1995), at liquidation preference:
         Cumulative Preferred Stock, issued in series........................             718,900                450,150
         Convertible Preferred Stock.........................................             114,929                 85,970

   Common stock,  $0.10 par value,  200,000,000  shares  authorized,  88,362,026
     shares issued and outstanding (71,513,799 at December 31, 1995).........               8,837                  7,152

   Class B Common Stock, $0.10 par value, 7,000,000 shares authorized and
     issued..................................................................                 700                    700
   Paid-in capital...........................................................           1,454,387              1,100,088
   Cumulative net income.....................................................             396,420                242,871
   Cumulative distributions paid.............................................            (388,736)              (252,428)
                                                                                      -----------            -----------
         Total shareholders' equity..........................................           2,305,437              1,634,503
                                                                                      -----------            -----------
              Total liabilities and shareholders' equity.....................         $ 2,572,152            $ 1,937,461
                                                                                      ===========            ===========





                             See accompanying notes.

                              PUBLIC STORAGE, INC.
                   CONSOLIDATED STATEMENTS OF INCOME
        For each of the three years in the period ended December 31, 1996
                  (amounts in thousands, except per share data)


                                                                           1996                1995                1994
                                                                        ----------         -----------         -----------
REVENUES:
   Rental income:
      Self-storage facilities...................................         $270,429            $184,100            $126,997
      Commercial properties.....................................           23,576              18,034              14,848
   Equity in earnings of real estate entities...................           22,121               3,763                 764
   Facility management fee......................................           14,428               2,144                   -
   Ancillary business income....................................            3,504                 112                   -
   Interest and other income....................................            7,064               4,497               4,587
                                                                        ----------         -----------         -----------
                                                                          341,122             212,650             147,196
                                                                        ----------         -----------         -----------

EXPENSES:
  Cost of operations:
      Self-storage facilities...................................           82,494              63,396              45,266
      Commercial properties.....................................           10,750               8,851               7,550
  Cost of facility management...................................            2,575                 352                   -
  Cost of operations - ancillary business.......................            3,418                 100                   -
  Depreciation and amortization ................................           64,967              40,760              28,274
  General and administrative....................................            5,524               3,982               2,631
  Interest expense..............................................            8,482               8,508               6,893
  Environmental cost............................................                -               2,741                   -
  Advisory fee .................................................                -               6,437               4,983
                                                                        ----------         -----------         -----------
                                                                          178,210             135,127              95,597
                                                                        ----------         -----------         -----------
Income before minority interest.................................          162,912              77,523              51,599

Minority interest in income.....................................           (9,363)             (7,137)             (9,481)
                                                                        ----------         -----------         -----------

Net income......................................................         $153,549             $70,386             $42,118
                                                                        ==========         ===========         ===========

Net income allocation:
   Allocable to preferred shareholders..........................        $  68,599             $31,124             $16,846
   Allocable to common shareholders.............................           84,950              39,262              25,272
                                                                        ----------         -----------         -----------
                                                                         $153,549             $70,386             $42,118
                                                                        ==========         ===========         ===========
PER COMMON SHARE:

Net income......................................................      $      1.10         $      0.95         $      1.05
                                                                        ==========         ===========         ===========

Weighted average common shares outstanding......................           77,358              41,171              24,077
                                                                        ==========         ===========         ===========

                             See accompanying notes.
                                       F-3

                              PUBLIC STORAGE, INC.
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
        For each of the three years in the period ended December 31, 1996
           (Amounts in thousands, except share and per share amounts)

                                                                                                       Class B
                                                              Preferred Stock           Common         Common
                                                         Cumulative    Convertible       Stock          Stock
                                                          --------      --------         ------        -------

BALANCES AT DECEMBER 31, 1993.......................      $103,125      $ 57,500         $1,806          $   -
   Issuance of Preferred Stock, net of issuance costs:
     Series B, C and D (2,486,000 shares)...........        62,150             -              -              -
   Issuance of Common Stock (10,770,437 shares).....             -             -          1,077              -
   Net income.......................................             -             -              -              -
   Cash distributions:
     Preferred Stock................................             -             -              -              -
     Common Stock, $0.85 per share..................             -             -              -              -
                                                          --------      --------         ------        -------
BALANCES AT DECEMBER 31, 1994.......................       165,275        57,500          2,883              -
   Issuance of Preferred Stock, net of issuance costs:
     Series E, F, G (4,501,900 shares)..............       284,875             -              -              -
     Convertible Participating (31,200 shares)......                      28,470
   Issuance of Common Stock (42,687,092 shares).....             -             -          4,269              -
   Issuance of Class B Common Stock (7,000,000 shares)           -             -              -            700
   Net income.......................................             -             -              -              -
   Cash distributions:
     Preferred Stock................................             -             -              -              -
     Common Stock, $0.88 per share..................             -             -              -              -
                                                          --------      --------         ------        -------
BALANCES AT DECEMBER 31, 1995.......................       450,150        85,970          7,152            700
   Issuance of Preferred Stock, net of issuance costs:
     Series H and I (10,750 shares).................       268,750             -              -              -
     Mandatory Convertible, Series CC (58,955 shares)            -        58,955              -              -
   Issuance of Common Stock (15,134,241 shares)                  -             -          1,514              -
   Conversion of Mandatory Convertible Participating
     Preferred Stock into Common Stock (1,611,265
     shares)                                                     -       (28,470)           161              -
   Conversion of 8.25% Convertible Preferred Stock
     into Common Stock (102,721 shares)                          -        (1,526)            10              -
   Net income.......................................             -             -              -              -
   Cash distributions:
     Preferred Stock................................             -             -              -              -
     Common Stock, $0.88 per share..................             -             -              -              -
                                                          --------      --------         ------        -------
BALANCES AT DECEMBER 31, 1996.......................      $718,900      $114,929         $8,837           $700
                                                          ========      ========         ======        =======

                              PUBLIC STORAGE, INC.
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
        For each of the three years in the period ended December 31, 1996
           (Amounts in thousands, except share and per share amounts)

                                                                                                            Total
                                                            Paid-in      Cumulative      Cumulative     Shareholders'
                                                            Capital      Net Income     Distributions       Equity
                                                          ----------      --------        ---------      ----------

BALANCES AT DECEMBER 31, 1993.......................      $  227,891      $130,367        $(144,623)     $  376,066
   Issuance of Preferred Stock, net of issuance costs:
     Series B, C and D (2,486,000 shares)...........          (2,300)            -                -          59,850
   Issuance of Common Stock (10,770,437 shares).....         146,770             -                -         147,847
   Net income.......................................               -        42,118                -          42,118
   Cash distributions:
     Preferred Stock................................               -             -          (16,846)        (16,846)
     Common Stock, $0.85 per share..................               -             -          (21,249)        (21,249)
                                                          ----------      --------        ---------      ----------
BALANCES AT DECEMBER 31, 1994.......................         372,361       172,485         (182,718)        587,786
   Issuance of Preferred Stock, net of issuance costs:
     Series E, F, G (4,501,900 shares)..............          (9,718)            -                -         275,157
     Convertible Participating (31,200 shares)......                                                         28,470
   Issuance of Common Stock (42,687,092 shares).....         664,645             -                -         668,914
   Issuance of Class B Common Stock (7,000,000 shares)        72,800             -                -          73,500
   Net income.......................................               -        70,386                -          70,386
   Cash distributions:
     Preferred Stock................................               -             -          (31,124)        (31,124)
     Common Stock, $0.88 per share..................               -             -          (38,586)        (38,586)
                                                          ----------      --------        ---------      ----------
BALANCES AT DECEMBER 31, 1995.......................       1,100,088       242,871         (252,428)      1,634,503
   Issuance of Preferred Stock, net of issuance costs:
     Series H and I (10,750 shares).................          (8,972)            -                -         259,778
     Mandatory Convertible, Series CC (58,955 shares)              -             -                -          58,955
   Issuance of Common Stock (15,134,241 shares)              333,956             -                -         335,470
   Conversion of Mandatory Convertible Participating
     Preferred Stock into Common Stock (1,611,265
     shares)                                                  27,799             -                -            (510)
   Conversion of 8.25% Convertible Preferred Stock
     into Common Stock (102,721 shares)                        1,516             -                -               -
   Net income.......................................               -       153,549                -         153,549
   Cash distributions:
     Preferred Stock................................               -             -          (68,599)        (68,599)
     Common Stock, $0.88 per share..................               -             -          (67,709)        (67,709)
                                                          ----------      --------        ---------      ----------
BALANCES AT DECEMBER 31, 1996.......................      $1,454,387      $396,420        $(388,736)     $2,305,437
                                                          ==========      ========        =========      ==========

                             See accompanying notes.
                                       F-4

                            PUBLIC STORAGE, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
        FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 1996
                             (AMOUNTS IN THOUSANDS)

                                                                                    1996            1995            1994
                                                                                  --------        --------        --------
Cash flows from operating activities:
   Net income...............................................................      $153,549        $ 70,386        $ 42,118
   Adjustments  to  reconcile  net  income  to net cash  provided  by  operating activities:
     Depreciation and amortization (net of amortization of  mortgage notes
       receivable discounts)................................................        64,875          40,647          27,581
     Depreciation included in equity in earnings of real estate entities....        17,450           2,045               -
     Environmental accrual (including $510 from equity in earnings of real
       estate entities).....................................................             -           3,251               -
     Minority interest in income............................................         9,363           7,137           9,481
                                                                                  --------        --------        --------
       Total adjustments....................................................        91,688          53,080          37,062
                                                                                  --------        --------        --------
       Net cash provided by operating activities............................       245,237         123,466          79,180
                                                                                  --------        --------        --------
Cash flows from investing activities:
     Principal payments received on mortgage notes receivable...............         1,784           2,063           6,785
     Proceeds from disposition of real estate facilities, net...............             -               -           1,666
     Acquisition of minority interests in consolidated real estate
       partnerships.....................................................           (15,419)        (32,683)        (51,711)
     Acquisition of mortgage notes receivable...............................        (3,709)        (12,355)         (4,020)
     Acquisition of real estate facilities..................................      (198,404)       (108,326)        (93,026)
     Acquisition cost of business combinations..............................      (113,522)        (57,374)        (20,972)
     Acquisition of interests in real estate entities.......................       (83,893)        (20,657)              -
     Construction in process................................................       (46,097)         (7,979)              -
     Capital improvements to real estate facilities.........................       (20,366)        (11,361)         (8,312)
                                                                                  --------        --------        --------
       Net cash used in investing activities................................      (479,626)       (248,672)       (169,590)
                                                                                  --------        --------        --------
Cash flows from financing activities:
     Net paydowns on revolving line of credit...............................             -         (37,607)        (10,323)
     Net proceeds from the issuances of preferred stock.....................       259,778         275,157          57,899
     Net proceeds from the issuances of common stock........................       130,538          80,526         110,280
     Principal payments on mortgage notes payable...........................       (51,310)        (39,212)         (8,233)
     Distributions paid to shareholders.....................................      (136,308)        (69,072)        (38,095)
     Distributions from operations to minority interests in consolidated
       real estate partnerships.............................................       (20,853)        (18,380)        (23,037)
     Net reinvestment by minority interests in consolidated real estate
       partnerships.........................................................         3,976          (1,739)          7,962
     Other..................................................................        (5,012)         (4,182)          3,576
                                                                                  --------        --------        --------
       Net cash provided by financing activities............................       180,809         185,491         100,029
                                                                                  --------        --------        --------
Net (decrease) increase in cash and cash equivalents........................       (53,580)         60,285           9,619

Cash and cash equivalents at the beginning of the year......................        80,436          20,151          10,532
                                                                                  --------        --------        --------
Cash and cash equivalents at the end of the year............................      $ 26,856        $ 80,436        $ 20,151
                                                                                  ========        ========        ========


                             See accompanying notes.
                                       F-5

                            PUBLIC STORAGE, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
        FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 1996
                             (AMOUNTS IN THOUSANDS)

                                  (Continued)

                                                                                    1996            1995            1994
                                                                                  --------        --------        --------

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
   INVESTING ACTIVITIES:
   Acquisition of real estate  facilities  in exchange for common and  preferred stock,  the  assumption of mortgage  notes  payable,  the  cancellation  of mortgage notes receivable and the reduction of
     investment in real estate entities.....................................       $(4,292)       $(87,941)       $(42,656)
   Business combinations (Note 3):
       Real estate facilities...............................................      (531,794)       (230,519)        (57,415)
       Investment in real estate entities...................................       124,696        (385,222)              -
       Mortgage notes receivable............................................             -          (6,667)              -
       Other assets.........................................................        (5,849)         (8,862)         (1,620)
       Intangible assets....................................................             -        (232,726)              -
       Accrued and other liabilities........................................        15,399          17,134             695
       Notes Payable........................................................             -          96,728               -
       Minority interest....................................................        20,139          17,034               -
   Reduction of investment in real estate entities in exchange for real
     estate facilities.....................................................          1,891               -               -
   Acquisition of partnership interests in real estate entities in exchange
     for common stock.......................................................             -          (4,034)              -
   Reduction in other assets - deposits on pending real estate acquisitions.             -               -           4,350
   FINANCING ACTIVITIES:
   Cancellation of mortgage notes receivable to acquire real estate                    700          16,435          24,441
     facilities.............................................................
   Assumption of mortgage notes payable upon the acquisition of real estate
     facilities.............................................................         1,701          60,908          11,715
   Accrued and unpaid distributions ........................................             -             638               -
   Issuance of Preferred Stock:
       Series B Preferred Stock to acquire real estate facilities...........             -               -           2,150
       Mandatory Convertible Preferred Stock, Series CC to acquire interest
         in consolidated real estate partnerships...........................        58,955               -               -
       Mandatory Convertible Participating Preferred Stock to acquire
         interest in consolidated real estate partnerships..................             -          28,470               -
   Issuance of Common Stock:
       In connection with mergers...........................................       204,932         573,756          37,369
       Acquire real estate facilities.......................................             -          10,598               -
       Acquire partnership interests in real estate entities................             -           4,034               -
       In connection with conversion of Convertible Preferred Stock.........        29,486               -               -
   Issuance of Class B Common Stock in connection with mergers.............              -          73,500               -
   Conversion of 8.25% Convertible Preferred Stock..........................        (1,526)              -               -
   Conversion of Mandatory Convertible Preferred Stock......................       (28,470)              -               -

                             See accompanying notes.
                                       F-6

                              PUBLIC STORAGE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 1996


1.   Description of the business
     ---------------------------
          Public Storage, Inc. (the "Company") is a California corporation which was organized in 1980. The Company is a fully integrated, self-administered and self-managed real estate investment trust ("REIT") that acquires, develops, owns and operates self-storage facilities which offer self-storage spaces for lease, usually on a month-to-month basis, for personal and business use. The Company, to a lesser extent, also owns and operates commercial properties facilities containing commercial and industrial rental space.

          Prior to November 16, 1995, the Company's operations were managed, pursuant to contractual arrangements, by Public Storage Advisers, Inc. (the "Adviser"), the Company's investment advisor, by Public Storage Management, Inc. ("PSMI"), its self-storage facilities property operator and by Public Storage Commercial Properties Group, Inc. ("PSCP"), its business park facility operator. On November 16, 1995, in a series of mergers among PSMI and its affiliates, culminating in the merger of PSMI into the Company (the "PSMI Merger"), the Company became self-administered and self-managed and acquired substantially all of the United States real estate operations of PSMI (Note 3).

          The Company invests in real estate facilities primarily through the acquisition of wholly-owned facilities combined with the acquisition of equity interests in real estate entities owning real estate facilities. At December 31, 1996, the Company had direct and indirect equity interests in 1,109 properties located in 38 states, including 1,064 self-storage facilities and 45 commercial properties. All of these facilities are operated by the Company under the "Public Storage" name.

2.   Summary of significant accounting policies
     ------------------------------------------
          Basis of presentation
          ---------------------
          The consolidated financial statements include the accounts of (i) the Company, (ii) majority owned subsidiaries involved in the sale of locks and boxes, rental of trucks and portable self-storage, and (iii) twenty-one limited partnerships in which the Company has significant economic interest (generally in excess of 50%) and is able to exercise significant control (the "Consolidated Partnerships"). Collectively, the Company and the Consolidated Partnerships own a total of 756 real estate facilities, consisting of 721 self-storage facilities and 35 commercial properties.

          The Company also has equity investments in 41 other affiliated limited partnerships and eight REITs owning in aggregate 353 real estate facilities (343 self-storage facilities and 10 commercial properties) which are managed by the Company. The Company's ownership interest in such real estate entities is less than 50% of the total equity interest and, accordingly, the Company's investments in these real estate entities are accounted for using the equity method.

          Use of estimates
          ----------------
          The preparation of the consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

          Income taxes
          ------------
          For all taxable years subsequent to 1980, the Company qualified and intends to continue to qualify as a REIT, as defined in Section 856 of the Internal Revenue Code. As a REIT, the Company is not taxed on that portion of its taxable income which is distributed to its shareholders provided that the Company meets certain tests. The Company believes it has met these tests during 1996, 1995 and 1994; accordingly, no provision for income taxes has been made in the accompanying financial statements.

          Financial instruments
          ---------------------
          For  purposes  of  financial  statement   presentation,   the  Company
     considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

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

          Real estate facilities
          ----------------------
          Real estate facilities are recorded at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the buildings and improvements, which are generally between 5 and 25 years.

          Allowance for possible losses
          -----------------------------
          The Company has no allowance for possible losses relating to any of its real estate investments, long-lived assets and mortgage notes receivable. The need for such an allowance is evaluated by management by means of periodic reviews of its investment portfolio.

          Intangible assets
          -----------------
          Intangible assets consist of property management contracts ($165,000,000) and the cost over the fair value of net tangible and identifiable intangible assets ($67,726,000) acquired in the PSMI Merger. Intangible assets are amortized straight-line over 25 years. At December 31, 1996 and 1995, intangible assets are net of accumulated amortization of $10,473,000 and $1,164,000, respectively. Included in depreciation and amortization expense is $9,309,000 in 1996 and $1,164,000 in 1995 (for the period from November 16, 1995 through December 31, 1995) related to the amortization of intangible assets.

          Revenue and expense recognition
          -------------------------------
          Property rents are recognized as earned. Equity in earnings of real estate entities are recognized based on the Company's ownership interest in the earnings of each of the unconsolidated real estate entities. Leasing commissions relating to the business park operations are expensed as incurred.

          Environmental costs
          -------------------
          The Company's policy is to accrue environmental assessments and/or remediation cost when it is probable that such efforts will be required and the related costs can be reasonably estimated. The majority of the Company's real estate facilities were acquired prior to the time that it was customary to conduct environmental assessments. During 1995, the Company and the Consolidated Partnerships conducted independent environmental investigations of their real estate facilities. As a result of these investigations, the Company recorded an amount which, in management's best estimate and based upon independent analysis, was sufficient to satisfy anticipated costs of known remediation requirements. At December 31, 1995, the Company accrued $2,741,000 for estimated environmental remediation costs. Similar to the Company, real estate entities in which the Company accounts for using the equity method recorded environmental accruals at the end of 1995. The Company's pro rata share, based on its ownership interest, totaled $510,000 and is included in "Equity in earnings of real estate entities" in 1995. Although there can be no assurance, the Company is not aware of any environmental contamination of any of its facilities which individually or in the aggregate would be material to the Company's overall business, financial condition, or results of operations.

          Net income per common share
          ---------------------------
          Net income per common share is computed using the weighted average common shares outstanding (adjusted for stock options). The inclusion of the Class B Common Stock in the determination of earnings per common share has been determined to be anti-dilutive (after giving effect to the pro forma additional income required to satisfy certain contingencies (Note 11) required for the Class B common stock to convert into common stock) and, accordingly, the conversion of the Class B common stock into common stock has not been assumed.

          The Company's preferred stocks (Note 11) were determined not to be common stock equivalents. In computing earnings per common share, preferred stock dividends totaling $68,599,000, $31,124,000 and $16,846,000 for the years ended December 31, 1996, 1995 and 1994, respectively, reduced income available to common stockholders.

          Fully diluted earnings per common share are not presented, as the assumed conversion of the Company's convertible preferred stock (Note 11) would be anti-dilutive.

          Stock-based compensation
          ------------------------
          In October 1995, the FASB issued SFAS No. 123 "Accounting for Stock-Based Compensation" ("Statement 123") which provides companies an alternative to accounting for stock-based compensation as prescribed under APB Opinion No. 25 (APB 25). Statement 123 encourages, but does not require companies to recognize expense for stock-based awards based on their fair value at date of grant. Statement 123 allows companies to continue to follow existing accounting rules (intrinsic value method under APB 25) provided that pro-forma disclosures are made of what net income and earnings per share would have been had the new fair value method been used. The Company has elected to adopt the disclosure requirements of Statement 123 but will continue to account for stock-based compensation under APB 25. Statement 123's disclosure requirements are applicable to stock-based awards granted in fiscal years beginning after December 15, 1994.


          Reclassifications
          -----------------
          Certain reclassification have been made to the consolidated financial statements for the years ended December 31, 1995 and 1994 in order to conform with the 1996 presentation.

3.   Business combinations
     ---------------------

          Mergers with affiliated REITs
          -----------------------------
          During 1996, the Company completed merger transactions with eight affiliated public REITs whereby the Company acquired all the outstanding stock of the REITs which it did not previously own in exchange for cash and common stock of the Company. The aggregate acquisition cost of these mergers is summarized as follows:

                                                                                                  Merger consideration
                                                                                     ----------------------------------------------
                                                                                     Common                 Pre-existing
Entity                                                         Date of merger         Stock        Cash      investment     Total
---------------------------------------------------            ------------------   ---------   ----------   ----------   ---------
                                                                                              (Amounts in thousands)

Public Storage Properties IX, Inc. ("Properties 9")            March 26, 1996       $ 24,719      $ 9,907      $12,937    $ 47,563
PS Business Parks, Inc. ("PSBP")                               March 26, 1996          5,249        2,719        3,337      11,305
Storage Properties, Inc. ("SPI")                               June 27, 1996          17,148        4,801        1,799      23,748
Public Storage Properties X, Inc. ("Properties 10")            September 16, 1996     26,012       14,178        9,333      49,523
Public Storage Properties XII, Inc.  ("Properties 12")         September 16, 1996     33,157        7,436        9,472      50,065
Partners Preferred Yield, Inc. ("PPY")                         December 23, 1996      38,076       13,922       18,179      70,177
Partners Preferred Yield II, Inc. ("PPY-2")                    December 23, 1996      41,790       13,692       18,077      73,559
Partners Preferred Yield III, Inc. ("PPY-3")                   December 23, 1996      18,781        5,787        6,327      30,895
                                                                                    --------      -------      -------    --------
                                                                                    $204,932      $72,442      $79,461    $356,835
                                                                                    ========      =======      =======    ========


     During 1995, the Company completed merger transactions with two affiliated public REITs whereby the Company acquired all the outstanding stock of the REITs for an aggregate cost of $135,406,000, consisting of the issuance of 6,664,287 shares of the Company's common stock ($99,972,000) and $35,434,000 in cash. The fair market values of the assets acquired and liabilities assumed were: (i) real estate facilities - $140,775,000, (ii) other assets - $1,440,000, and (iii) accrued and other liabilities - $6,809,000.

     Affiliated Partnership acquisitions:
     ------------------------------------
     During  1996,  the  Company  increased  its  ownership  interest  in  three
affiliated  limited  partnerships.   Prior  to  the  acquisitions,  the  Company
accounted for its investment in each of the three  partnerships using the equity method.  As a result of  increasing  its  ownership  interest and control of the partnerships,  the Company began to consolidate the accounts of the partnerships in the Company's  consolidated  financial  statements.  These  transactions  are summarized as follows:

                                                                            Consideration paid
                                                                            to acquire Limited
                                                                            Partnership Units             The
                                                 Percentage of              -------------------        Company's
                                                Limited Partner       Date      Preferred            Pre-existing
Entity                                          Units Purchased    Purchased      Stock      Cash     investment     Total
---------------------------------------------   ---------------    ---------    ---------   -------- -------------   --------
                                                                                            (Amounts in thousands)
PS Institutional Fund  ("PSIF")                        64%         March 1996    $     -     $41,080     $27,863     $ 68,943
Diversified Storage Fund ("Diversified")              100%         April 1996      39,410          -      11,565       50,975
Diversified Storage Fund II ("Diversified II")        100%         April 1996      19,545          -       5,807       25,352
                                                                                ---------   -------- -------------   --------
                                                                                 $58,955    $41,080     $45,235     $145,270
                                                                                =========   ======== =============   ========

     During 1995, the Company increased its ownership interest and control of twelve limited partnerships. As a result, commencing in 1995, the Company began to consolidate the accounts of these partnerships for financial statement purposes. The aggregate amount of the interests acquired totaled $48,410,000 consisting of the issuance of $28,470,000 of Mandatory Convertible Participating Preferred Stock and cash of $19,940,000.

     PSMI merger
     -----------
     On November 16, 1995, in a series of mergers among PSMI and its affiliates, culminating in the merger of PSMI into the Company (the "PSMI Merger"), the Company became self-administered and self-managed and acquired substantially all of the United States real estate operations of PSMI. As a result of the PSMI Merger, the Company's name was changed from Storage Equities, Inc. to Public Storage, Inc.

     The aggregate consideration paid by the Company for the net assets acquired in the PSMI Merger (including expenses of $2.0 million) was $549,284,000, consisting of 29,449,513 shares of common stock ($473,784,000), 7,000,000 shares of Class B common stock ($73,500,000) (Note 11). The real estate operations acquired in the PSMI Merger included (1) the "Public Storage" name, (2) general and limited partnership interests in 47 limited partnerships owning an aggregate of 286 self-storage facilities, (3) shares of common stock in 16 REITs owning an aggregate of 218 self-storage facilities and 14 business park properties, (4) seven wholly-owned properties, (5) all-inclusive deeds of trust secured by ten self-storage facilities, (6) property management contracts, exclusive of facilities owned by the Company, for 563 self-storage facilities and, through ownership of a 95% economic interest in a subsidiary, 24 business park properties and (7) a 95% economic interest in another subsidiary that currently sells locks and boxes in self-storage facilities operated by the Company.

     Each of the above mergers with affiliated REIT's, acquisitions of partnership interests, and merger with PSMI discussed above has been accounted for as a purchase; accordingly, allocations of the total acquisition cost to the net assets acquired were made based on the fair value of such assets and liabilities as of the dates of each respective transaction. The fair market values of the assets acquired and liabilities assumed with respect to the transactions occurring in 1996 and 1995 are summarized as follows:

                                                REIT         Partnership
                                               mergers      Acquisitions    PSMI Merger          Total
                                             ----------     ------------   ------------        ----------
1996 business combinations:
    Real estate facilities...............      $364,984         $166,810   $          -         $531,794
    Other assets.........................         5,032              817              -            5,849
    Accrued and other liabilities........       (13,181)          (2,218)             -          (15,399)
    Minority interest....................             -          (20,139)             -          (20,139)
                                             ----------     ------------   ------------        ----------
                                               $356,835         $145,270   $          -         $502,105
                                             ==========     ============   ============        ==========

1995 business combinations:
    Real estate facilities...............      $140,775          $69,801        $19,943         $230,519
    Investments in real estate facilities             -           (4,464)       389,686          385,222
    Mortgage notes receivable............             -                -          6,667            6,667
    Other assets.........................         1,440            2,851          4,571            8,862
    Intangible assets....................             -                -        232,726          232,726
    Accrued and other liabilities........        (6,809)            (701)        (9,624)         (17,134)
    Notes payable........................             -           (3,387)       (93,341)         (96,728)
    Minority interest....................             -          (15,690)        (1,344)         (17,034)
                                             ----------     ------------   ------------        ----------
                                               $135,406          $48,410       $549,284         $733,100
                                             ==========     ============   ============        ==========


     The historical operating results of the above business combinations prior to each respective acquisition date have not been included in the Company's historical operating results. Pro forma data (unaudited) for the years ended December 31, 1996, 1995 and 1994 as though (i) business combinations and (ii) the public issuances of common and preferred stock (with the exception of the Series G, Series H, and Series I preferred stock and for 1996 Public Issuance of Common Stock) during 1996, 1995 and 1994 and the use of the proceeds therefrom had been effective at the beginning of each period follows:


                                                                                            For the Year
                                                                                          Ended December 31,
                                                                             --------------------------------------------
                                                                                 1996             1995             1994
                                                                             -----------       ----------       ---------
                                                                                (in thousands except per share data)

               Revenues..................................................      $378,718          $343,135        $325,572
               Net income................................................      $163,731          $129,829        $121,693
               Net income per common share...............................         $1.11             $1.10           $1.03

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

4.  Real estate facilities
    ----------------------
     Activity in real estate facilities during 1996, 1995 and 1994 is as follows:


                                                            1996                   1995                 1994
                                                        ------------           -----------           -----------
                                                                       (Amounts in thousands)
  Operating Facilities
     Beginning balance..........................         $1,405,155              $967,718              $764,126
     Property acquisitions
       Business combinations (Note 3) ..........            531,794               230,519                57,415
       Other  acquisitions......................            202,696               191,002               135,682
    Developed facilities........................             18,261                 5,265                     -
     Acquisition of minority interest (Note 9)..              7,226                  (223)                4,820
    Capital improvements........................             20,366                11,361                 8,312
    Property dispositions.......................                  -                  (487)               (2,637)
                                                        ------------           -----------           -----------
     Ending balance.............................          2,185,498             1,405,155               967,718
                                                        ------------           -----------           -----------

  Construction in progress:
    Beginning balance...........................              7,979                     -                     -
    Current development cost....................             46,097                13,244                     -
    Newly opened development facilities.........            (18,261)               (5,265)                    -
                                                        ------------           -----------           -----------
     Ending balance.............................             35,815                 7,979                     -
                                                        ------------           -----------           -----------

  Accumulated depreciation:
    Beginning balance...........................           (241,966)             (202,745)             (175,621)
    Additions during the year...................            (55,689)              (39,376)              (28,099)
    Property dispositions ......................                  -                   155                   975
                                                        ------------           -----------           -----------
     Ending balance.............................           (297,655)             (241,966)             (202,745)
                                                        ------------           -----------           -----------
  Total real estate facilities..................         $1,923,658            $1,171,168              $764,973
                                                        ============           ===========           ===========

     During 1996, the Company acquired a total of 154 real estate facilities for an aggregate cost of $531,794,000, in connection with certain business combinations (Note 3). The Company also acquired an additional 58 real estate facilities from third parties with an aggregate acquisition cost of $202,696,000 consisting of the cancellation of mortgage notes receivable ($700,000), cancellation of pre-existing investments ($1,891,000), assumption of mortgage notes payable ($1,701,000), and cash ($198,404,000).

     Commencing in 1995, the Company began to construct self-storage facilities. Through December 31, 1996, the Company constructed and opened for operation five facilities, one of which began operations in August 1995 and four in 1996.
Included in real estate facilities at December 31, 1996 is approximately $35,815,000 of costs related to the remaining eleven facilities under construction and the 17 additional facilities that the Company has plans to develop.

     During 1995, the Company acquired a total of 95 real estate facilities for an aggregate cost of $230,519,000 in connection with certain business combinations. During 1995, the Company also acquired an additional 58 real estate facilities for an aggregate cost of $184,861,000 (including the facility developed in 1995), consisting of the cancellation of mortgage notes receivable ($16,435,000), the assumption of mortgage notes payable ($60,908,000) and cash ($107,518,000).

     A substantial number of the real estate facilities acquired during 1996, 1995 and 1994 were acquired from affiliates with an aggregate acquisition cost of approximately $531,794,000, $300,193,000 and $119,211,000 respectively.

     At December 31,  1996,  the adjusted  basis of real estate  facilities  for
Federal  income  tax  purposes  was   approximately   $1.4  billion  net  of
accumulated depreciation of $598.3 million.


5.   Investments in real estate entities
     -----------------------------------
     During 1996, the Company's equity in real estate entities decreased principally as a result of business combinations whereby the Company eliminated approximately $124.7 million of pre-existing equity in real estate entity investments. Offsetting this decrease were additional investments in numerous other unconsolidated affiliates for $83.9 in cash.

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

     At December 31, 1996, the Company's investments in these real estate entities consist generally of ownership interests in 41 affiliated partnerships and common stock in 8 affiliated REITs. Such interests consists of ownership interests ranging from 15% to 45% and are accounted for using the equity method of accounting. Accordingly, earnings are recognized by the Company based upon the Company's ownership interest in each of the partnerships and REITs. Provisions of the governing documents of the partnerships and REITs provide for the payment of preferred cash distributions to other investors (until certain specified amounts have been paid) without regard to the pro rata interest of investors in current earnings.

     Equity in earnings of real estate entities for 1996 and 1995 principally consists of the Company's pro rata share of earnings for those interests acquired in the PSMI Merger. During 1996 and 1995, the Company recognized earnings from its investments of $22,121,000 and $3,763,000, respectively, and received cash distributions totaling $27,326,000 and $5,580,000, respectively. Included in equity in earnings of real estate entities for 1996 and 1995 is the Company's share of depreciation expense ($9,556,000 and $926,000, respectively) and environmental costs ($510,000 in 1995, none in 1996) of the real estate entities. In addition, equity in earnings of real estate entities includes amortization totaling $7,894,000 in 1996 and $1,119,000 in 1995 (from date of the PSMI Merger through the end of the year) representing the amortization of the Company's cost basis over the underlying book value of the Company's equity interest in each of the entities. At December 31, 1996, the unamortized excess of the Company's investment over its equity in the underlying net assets of these real estate entities at the date of acquisition was approximately $154.5 million.

     Summarized combined financial data (based on historical cost) with respect to those real estate entities in which the Company had an ownership interest in at December 31, 1996 are as follows:

                                                              Year ended
                                                             December 31,
                                                      --------------------------
                                                          1996          1995
                                                      ----------     ----------
                                                            (in thousands)

   Rental income.....................................  $ 180,197    $  172,675
   Total revenues....................................    182,036       175,150
   Cost of operations................................     65,417        62,542
   Depreciation......................................     27,332        27,368
   Net income........................................     75,937        69,467

   Total assets, net of accumulated depreciation.....    834,695       839,775
   Total debt........................................     89,349        95,305
   Total equity......................................    710,118       708,768

6.   Mortgage notes receivable from affiliates
     -----------------------------------------
     At December 31, 1996, mortgage notes receivable of $25,016,000 bear interest at stated rates ranging from 7.4% to 14.0% and are secured by 13 self-storage facilities owned by affiliates of the Company.

     During 1996, the Company acquired a $1,970,000 mortgage note receivable from a third party (secured by a self-storage facility) and provided loans totaling $1,739,000 to affiliated limited partnerships. During 1995, in connection with the PSMI Merger, the Company acquired mortgage notes receivable totaling $6,667,000 which are secured by self-storage facilities owned by affiliated entities.

     The Company canceled mortgage notes with a net carrying value of $700,000 and $16,435,000 during 1996 and 1995, respectively, as part of the acquisition cost of the underlying real estate facilities securing the mortgage notes (Note
4).

7.   Revolving line of credit
     ------------------------
     As of December 31, 1996, the Company had no borrowings on its unsecured credit agreement with a group of commercial banks. On February 25, 1997, the credit agreement was amended (the "Credit Facility") to increase the available borrowings to $150.0 million and extend the expiration date to July 31, 2001. The expiration date may be extended by one year on each anniversary of the credit agreement. Interest on outstanding borrowings is payable monthly. At the option of the Company, the rate of interest charged is equal to (i) the prime rate or (ii) a rate ranging from the London Interbank Offered Rate ("LIBOR") plus 0.40% to LIBOR plus 1.10% depending on the Company's credit ratings and coverage ratios, as defined. In addition, the Company is required to pay a quarterly commitment fee of 0.250% (per annum) of the unused portion of the

Credit Facility. The Credit Facility allows the Company, at its option, to request the group of banks to propose the interest rate they would charge on specific borrowings not to exceed $50 million. However, in no case may the interest rate proposal be greater than the amount provided by the Credit Facility.

     Under covenants of the Credit Facility, the Company is required to (i) maintain a balance sheet leverage ratio of less than 0.40 to 1.00, (ii) maintain net income of not less than $1.00 for each fiscal quarter, (iii) maintain certain cash flow and interest coverage ratios (as defined) of not less than 1.0 to 1.0 and 5.0 to 1.0, respectively and (iv) maintain a minimum total shareholders' equity (as defined). In addition, the Company is limited in its ability to incur additional borrowings (the Company is required to maintain unencumbered assets with an aggregate book value equal to or greater than three times the Company's unsecured recourse debt) or sell assets. The Company was in compliance with the covenants of the Credit Facility at December 31, 1996.

8.   Notes payable
     -------------
     Notes payable at December 31, 1996 and 1995 consist of the following:

                                                                     1996                          1995
                                                            ------------------------    --------------------------
                                                            Carrying                     Carrying
                                                             amount      Fair value       amount        Fair value
                                                            ---------    -----------    ----------    -------------
                                                                            (Amounts in thousands)
  7.08% unsecured senior notes, due November 2003..........  $59,750       $59,750        $65,500         $65,500

  Mortgage notes payable:
       10.55% mortgage notes secured by real estate
          facilities, principal and interest payable
          monthly, due August 2004.........................   32,115        34,964         33,699          36,959

       7.07% to 11.10% mortgage notes secured by real estate
          facilities, principal and interest payable monthly,
          due at varying dates between
          December 1997 and September 2028.................   16,578        16,578         22,875          22,875

       Variable rate mortgage notes secured by real
          estate facilities................................        -             -         35,978          35,978
                                                            ---------    -----------    ----------    -------------
                                                            $108,443      $111,292       $158,052        $161,312
                                                            =========    ===========    ==========    =============

     During 1995, in connection with the PSMI Merger, the Company assumed the 7.08% unsecured senior notes payable. The senior notes require interest and principal payments to be paid semi-annually and have various restrictive covenants, all of which have been met at December 31, 1996.

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

     Mortgage notes payable are secured by 30 of the Company's real estate facilities having an aggregate net book value of $68.1 million at December 31, 1996.

     At December 31, 1996, approximate principal maturities of notes payable are as follows:

                                                 Fixed Rate
                                                Mortgage debt
                                            --------------------
                           7.08% Unsecured    (weighted average
                             Senior Notes      rate of 10.28%)          Total
                          ---------------   ---------------------   -----------
                                             (in thousands)

   1997...............       $  6,500          $  4,744                $11,244
   1998...............          7,250             7,908                 15,158
   1999 ..............          8,000             6,484                 14,484
   2000...............          8,750             2,721                 11,471
   2001...............          9,500             2,238                 11,738
   Thereafter.........         19,750            24,598                 44,348
                             ---------         ----------            ----------
                              $59,750           $48,693               $108,443
                             =========         ==========            ==========


     Interest paid (including interest related to the borrowings on the Credit Facility) during 1996, 1995 and 1994 was $10,312,000, $8,595,000 and $5,940,000,
respectively. In addition, in 1996 and 1995, the Company capitalized interest totaling $1,861,000 and $307,000, respectively, related to construction of real estate facilities.

9.   Minority interest
     ------------------
     In consolidation, the Company classifies ownership interests other than its own in the net assets of each of the Consolidated Partnerships as minority interest on the consolidated financial statements. Minority interest in income consists of the minority interests' share of the operating results of the Company relating to the consolidated operations of the Consolidated Partnerships.

     During 1996, the Company acquired limited partnership interests in the Consolidated Partnerships in several transactions for an aggregate cost of $15,419,000. These transactions had the effect of reducing minority interest by approximately $8,193,000 (the historical book value of such interests in the underlying net assets of the partnerships). The excess of the underlying book value over cost ($7,226,000) has been allocated to real estate facilities in consolidation. In 1995 and 1994, the Company acquired interests in the Consolidated Partnerships at an aggregate cost of $32,683,000 and $51,711,000, respectively, reducing minority interest by approximately $32,906,000 and $46,891,000, respectively. The excess of cost over underlying book values was allocated to real estate facilities in consolidation.

     During 1996 and 1995, in connection with certain business combinations (Note 3) minority interest was increased by $20,139,000 and $17,034,000, respectively, representing the remaining partners' equity interests in the aggregate net assets of the consolidated partnerships.

10.  Property management and advisory contracts
     ------------------------------------------
     Pursuant  to  the  PSMI  Merger,   the  Company  became   self-advised  and
self-managed, accordingly, effective November 16, 1995, the Company no longer incurs either advisory fees or property management fees.

     Prior to the PSMI Merger, PSMI provided property operation services for a fee to the Company under a management agreement and an affiliate of PSMI administered the day-to-day investment operations for a fee pursuant to an advisory contract. Pursuant to the management agreement, PSMI or an affiliate of PSMI operated all of the properties in which the Company invested in for a fee which is equal to 6% of the gross revenues of the self-storage facilities spaces managed and 5% of the gross revenues of the commercial properties operated. Management fees relating to the Company's real estate facilities, which are included in cost of operations, amounted to $10,232,000 and $8,355,000 in 1995 and 1994, respectively. During 1994 and 1995 (from January 1, 1995 through November 16, 1995), the Company paid advisory fees equal to $4,983,000 and $6,437,000 pursuant to the advisory contract.

     In connection with the PSMI Merger, the Company acquired property management contracts for (i) self-storage facilities owned by affiliated entities and, to a lesser extent, third parties and (ii) through ownership of a 95% economic interest in a subsidiary, commercial properties. These facilities constitute all of the United States self-storage facilities and commercial properties doing business under the "Public Storage" name and, with the exception of third party properties, all those in which the Company had an interest. At December 31, 1996, the Company managed 1,101 self-storage facilities (721 owned by consolidated facilities, 343 owned by unconsolidated affiliates and 37 owned by third parties) and 45 commercial properties (35 owned by consolidated facilities and 10 owned by unconsolidated affiliates).

     The property management contracts generally provide for compensation equal to 6%, in the case of the self-storage facilities, and 5%, in the case of the commercial properties of gross revenues of the facilities managed. Under the supervision of the property owners, the Company coordinates rental policies, rent collections, marketing activities, the purchase of equipment and supplies, maintenance activity, and the selection and engagement of vendors, suppliers and independent contractors. In addition, the Company assists and advises the property owners in establishing policies for the hire, discharge and supervision of employees for the operation of these facilities, including resident managers, assistant managers, relief managers and billing and maintenance personnel.

11. Shareholders' equity
    --------------------
     Preferred Stock
     ---------------
     At December 31, 1996 and 1995, the Company had the following series of Preferred Stock outstanding:

                                                                At December 31, 1996                At December 31, 1995
                                                           -------------------------------       ----------------------------
                                            Dividend           Shares           Carrying            Shares        Carrying
                   Series                      Rate         Outstanding          Amount          Outstanding       Amount
--------------------------------------     -----------     ---------------   --------------      ------------   -------------
   Series A                                    10.000%         1,825,000     $  45,625,000          1,825,000   $  45,625,000
   Series B                                     9.200%         2,386,000        59,650,000          2,386,000      59,650,000
   Series C                                 Adjustable         1,200,000        30,000,000          1,200,000      30,000,000
   Series D                                     9.500%         1,200,000        30,000,000          1,200,000      30,000,000
   Series E                                    10.000%         2,195,000        54,875,000          2,195,000      54,875,000
   Series F                                     9.750%         2,300,000        57,500,000          2,300,000      57,500,000
   Series G                                     8.875%             6,900       172,500,000              6,900     172,500,000
   Series H                                      8.45%             6,750       168,750,000                  -               -
   Series I                                     8.625%             4,000       100,000,000                  -               -
                                                           ---------------   --------------      ------------   -------------
     Total Senior Preferred Stock                             11,123,650       718,900,000          11,112,900    450,150,000
                                                           ---------------   --------------      ------------   -------------

   Convertible                                   8.25%         2,238,975        55,974,000          2,300,000      57,500,000
   Mandatory Convertible  - Series CC           13.00%            58,955        58,955,000                  -               -
   Mandatory Convertible Participating        Variable                 -                 -             31,200      28,470,000
                                                           ---------------   --------------      ------------   -------------
     Total Convertible Preferred Stock                         2,297,930        114,929,000         2,331,200      85,970,000
                                                           ---------------   --------------      ------------   -------------
                                                              13,421,580       $833,829,000        13,444,100    $536,120,000
                                                           ===============   ==============      ============   =============


     During 1996, the Company issued 6,750,000 depositary shares (depositary shares, each representing 1/1,000 of a share) of its 8.45% Series H Preferred Stock (January 25, 1996) raising net proceeds of approximately $163.1 million and 4,000,000 depositary shares (depositary shares, each representing 1/1,000 of a share) of its 8-5/8% Series I Preferred Stock (November 1, 1996) raising net proceeds of approximately $96.7 million.

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

     During the second quarter of 1996, the Mandatory Convertible Participating Preferred Stock was exchanged into 1,611,265 shares of common stock. Costs incurred in connection with the exchange have been charged to Paid in Capital.

     The Series A through Series I (collectively the "Cumulative Senior Preferred Stock") have general preference rights with respect to liquidation and quarterly distributions. With respect to the payment of dividends and amounts upon liquidation, all of the Company's Convertible Preferred Stock ranks junior to the Cumulative Senior Preferred Stock and any other shares of preferred stock of the Company ranking on a parity with or senior to the Cumulative Senior Preferred Stock. The Convertible Preferred Stock ranks senior to the common stock, any additional class of common stock and any series of preferred stock expressly made junior to the Convertible Preferred Stock.

     Holders of the Company's preferred stock, except under certain conditions and as noted above, will not be entitled to vote on most matters. In the event of a cumulative arrearage equal to six quarterly dividends or failure to maintain a Debt Ratio (as defined) of 50% or less, holders of all outstanding series of preferred stock (voting as a single class without regard to series) will have the right to elect two additional members to serve on the Company's Board of Directors until events of default have been cured. At December 31, 1996, there were no dividends in arrears and the Debt Ratio was 4.2%.

     Except under certain conditions relating to the Company's qualification as a REIT, the Senior Preferred Stock are not redeemable prior to the following dates: Series A - September 30, 2002, Series B - March 31, 2003, Series C - June 30, 1999, Series D - September 30, 2004, Series E - January 31, 2005, Series F - April 30, 2005, Series G - December 31, 2000, Series H - January 31, 2001, Series I - October 31, 2001. On or after the respective dates, each of the series of Senior Preferred Stock will be redeemable at the option of the Company, in whole or in part, at $25 per share (or depositary share in the case of the Series H and Series I), plus accrued and unpaid dividends.

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


     Common stock
     ------------
     During 1996, 1995 and 1994, the Company issued shares of its common stock as follows:
                                      F-18





                                                   1996                        1995                        1994
                                        ------------------------    ------------------------    ------------------------
                                          Shares        Amount         Shares        Amount       Shares         Amount
                                        ----------      --------    ----------      --------    ----------      --------
                                                               (Dollar amounts in thousands)
Public offerings.............            6,151,200     $ 128,501     5,482,200       $82,068     7,984,000      $108,083
In connection with mergers
  (Note 3)...................            8,839,181       204,932    36,113,800       573,756     2,593,914        38,498
Issuance costs of mergers....                    -             -             -        (2,527)            -        (1,124)
Exercise of stock options....              100,663         1,037        46,670           403        82,666           689
Issuance to affiliates.......               43,197         1,000        40,000           582       109,857         1,701
Conversion of Mandatory
  Convertible Preferred
  Stock......................            1,611,265        27,960             -             -             -             -
Acquisition of interests in
  real estate entities.......                    -             -       257,067         4,034             -             -
Acquisition of real estate
  facilities (Note 4)........                    -             -       747,355        10,598             -             -
Conversion of 8.25%
  Convertible Preferred Stock.             102,721         1,526             -             -             -             -
                                        ----------      --------    ----------      --------    ----------      --------
                                        16,848,227      $364,956    42,687,092      $668,914    10,770,437      $147,847
                                        ==========      ========    ==========      ========    ==========      ========

     Shares of common stock issued to affiliates in 1996, 1995 and 1994, were issued for cash. All the shares of common stock, with the exception of the shares issued in connection with the exercise of stock options, were issued at the prevailing market price at the time of issuance.

     At December 31, 1996, the Company had 5,250,004 shares of common stock reserved in connection with the Company's stock option plans (Note 12) and 12,834,000 shares of common stock reserved for the conversion of the Convertible Preferred Stock, Class B Common Stock and Series CC convertible preferred stock.

     On March 18, 1997, the Company publicly issued 4,600,000 shares of common stock, raising net proceeds of approximately $126.5 million. The Company intends to use the net proceeds from this offering to make investments in real estate and fund the activities of its portable self-storage operations.

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

     For these purposes, FFO per share of Common Stock (as defined) was $1.86 for the year ended December 31, 1996.

     Equity Stock
     ------------
     The Company is authorized to issue 200,000,000 shares of Equity Stock. The Articles of Incorporation provide that the Equity Stock may be issued from time to time in one or more series and gives the Board of Directors broad authority to fix the dividend and distribution rights, conversion and voting rights, redemption provisions and liquidation rights of each series of Equity Stock. At December 31, 1996, the Company had no outstanding shares of Equity Stock.

     Dividends
     ---------
     The characterization of dividends for Federal income tax purposes is made based upon earnings and profits of the Company, as defined by the Internal Revenue Code. Distributions declared by the Board of Directors (including distributions to the holders of preferred stock) in 1996, 1995 and 1994 were characterized as ordinary income.

     The following summarizes dividends paid during 1996, 1995 and 1994 (with the exception of the Series G Preferred Stock distributions which were accrued and unpaid at December 31, 1995):


                                      1996                       1995                       1994
                            ----------------------      ----------------------     -----------------------
                            Per share       Total       Per share      Total       Per share        Total
                            ---------    ---------      ---------    ---------     ---------     ---------
                                                  (in thousands, except per share data)
    Series A                 $  2.500   $   4,563       $  2.500     $  4,563        $ 2.500      $  4,563
    Series B                 $  2.300       5,488       $  2.300        5,488        $ 2.300         5,340
    Series C                 $  1.840       2,212       $  1.970        2,364        $ 1.042         1,250
    Series D                 $  2.375       2,850       $  2.375        2,850        $ 0.792           950
    Series E                 $  2.500       5,488       $  2.292        5,030              -             -
    Series F                 $  2.437       5,606       $  1.618        3,721              -             -
    Series G                 $  2.219      15,479       $  0.092          638              -             -
    Series H                 $  1.978      13,348              -            -              -             -
    Series I                 $  0.359       1,438              -            -              -             -
    Convertible              $  2.063       4,679       $  2.063        4,744        $ 2.063         4,743
    Series CC                 $97.500       5,748              -            -              -             -
    Mandatory Convertible
      Participating           $54.487       1,700        $55.322        1,726              -             -
                                         ----------                   ---------                   ---------
                                           68,599                      31,124                       16,846

    Common                     $0.880      67,709       $  0.880       38,586        $ 0.850        21,249
                                         ----------                   ---------                   ---------
                                         $136,308                     $69,710                      $38,095
                                         ==========                   =========                   =========


     The dividend rate on the Series C Preferred Stock is adjusted quarterly and is equal to the highest of one of three U.S. Treasury indices (Treasury Bill Rate, Ten Year Constant Maturity Rate, and Thirty Year Constant Maturity Rate) multiplied by 110%. However, the dividend rate for any dividend period will not be less than 6.75% per annum nor greater than 10.75% per annum. The dividend rate with respect to the first quarter of 1997 will be equal to 7.26% per annum.

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

12.  Stock options
     -------------
     The Company has a 1990 Stock Option Plan (which was adopted by the Board of Directors in 1990 and approved by the shareholders in 1991) (the "1990 Plan") which provides for the grant of non-qualified stock options. The Company has a 1994 Stock Option Plan (which was adopted by the Board of Directors and approved by the shareholders in 1994) (the "1994 Plan") and a 1996 Stock Option and Incentive Plan (which was adopted by the Board of Directors and approved by the shareholders in 1996 (the "1996 Plan"), each of which provides for the grant of non-qualified options and incentive stock options. (The 1990 Plan, the 1994 Plan and the 1996 Plan are collectively referred to as the "Plans"). Under the Plans, the Company has granted non-qualified options to certain directors, officers and key employees and service providers to purchase shares of the Company's common stock at a price equal to the fair market value of the common stock at the date of grant. Generally, options under the Plans vest over a three-year period from the date of grant at the rate of one-third per year and expire (i) under the 1990 Plan, five years after the date they became exercisable and (ii) under the 1994 Plan and 1996 Plan, ten years after the date of grant. The 1996 Plan also provides for the grant of restricted stock to officers, key employees and service providers on terms determined by the Audit Committee of the Board of Directors; no shares of restricted stock have been granted.

     Information with respect to the Plans during 1996 and 1995 is as follows:

                                                                       1996                           1995
                                                            -------------------------        ----------------------
                                                                             Weighted        Weighted
                                                               Number         Average         Number         Average
                                                                 of          Price per          of          Price per
                                                              Options          Share          Options         Share
                                                            -----------      ---------       ---------      ---------
 Options outstanding January 1                                693,667          $13.61         512,834         $11.88
   Granted                                                  1,183,000           21.39         227,500          16.48
   Exercised                                                 (100,663)          10.29         (46,667)          8.63
   Canceled                                                   (23,835)          16.02               -              -
                                                            -----------      ---------       ---------      ---------
 Options outstanding December 31                            1,752,169          $19.02         693,667         $13.61
                                                                             =========                     =========

                                                                $8.125                         $8.125
 Option price range at December 31                          to 25.875                       to $18.00

 Options exercisable at December 31                           367,947          $13.05         302,485         $10.89
                                                            ===========      =========       =========      =========
 Options available for grant at December 31                 3,497,835                          807,000
                                                            ===========                      =========

     In 1996, the Company adopted the disclosure requirement provision of SFAS 123 in accounting for stock-based compensation issued to employees. As of December 31, 1996 and 1995, there were 1,391,500 and 208,500 options outstanding, respectively, that were subject to SFAS 123 disclosure requirements. The fair value of these options was estimated utilizing prescribed valuation models and assumptions as of each respective grant date. Based on the results of such estimates, management determined that there was no material effect on net income or earnings per share for the years ended December 31, 1996 and 1995. The remaining contractual lives were 8.6 and 7.2 years, respectively, at December 31, 1996 and 1995.

13.  Proposed mergers
     ----------------
     In December 1996, Public Storage Properties XIV, Inc. ("Properties 14") and Public Storage Properties XV, Inc. ("Properties 15") each agreed, subject to certain conditions, to merge with and into the Company. Properties 14 and Properties 15 are affiliated publicly traded equity REITs. Each of the mergers is conditioned on approval by the respective shareholders of Properties 14 and Properties 15. However, the mergers are not conditioned on approval of each other. The Company expects that if approved by the shareholders, the mergers would be completed in April 1997.

     The estimated value of the Properties 14 and Properties 15 merger is approximately $63.8 million and $58.5 million, respectively. Properties 14 and Properties 15 own 14 properties (912,000 square feet) and 19 properties (1,087,000 square feet), respectively. The Company currently owns approximately 33% and 35% of the economic interest in Properties 14 and Properties 15, respectively.

14.  Restructuring of commercial properties operations
     -------------------------------------------------
     Effective January 2, 1997, the Company restructured its commercial property operations by forming a new private REIT that will concentrate its investing efforts in real estate facilities containing commercial and industrial rental space. The Company's majority owned subsidiary, Public Storage Commercial Properties Group, Inc. (which subsequently changed its name to American Office Park Properties, Inc.), its commercial property manager, contributed all its property management contracts to a newly created operating partnership in exchange for the general partnership interest. The Company and the Consolidated Partnerships contributed substantially all of their commercial properties to the operating partnership in exchange for limited partnership interests. The limited partnership interests, pursuant to the terms and conditions of the governing documents, are convertible into shares of common stock of American Office Park Properties, Inc. American Office Park Properties, Inc. intends to elect to operate as a REIT as defined in Section 856 of the Internal Revenue Code effective January 1, 1997. The restructuring will not immediately impact total assets, shareholders' equity, or the operations of the company.

     The Company believes that the concentration of all the business park facilities and the property manager into one entity will create a vehicle which should facilitate future growth in this segment of the real estate industry. The Company and the affiliates exchanging real estate assets to the new REIT will participate in the growth through its ownership interest in the new REIT.

15. Supplementary quarterly financial data (unaudited)

                                                            Three months ended
                                            -------------------------------------------------------------
                                            March 31,        June 30,       September 30,    December 31,
                                             1996             1996             1996             1996
                                            --------        ---------       -------------    ------------
                                                  (in thousands, except per share data)

Revenues                                    $74,967         $83,133          $88,103          $94,919
                                            =======         =======          =======          =======

Net income                                   32,341          37,739           40,366           43,103
                                             ======          ======           ======           ======

Per Common Share (Note 2):

   Net income                               $   .24         $   .27          $   .30          $   .29
                                            =======         =======          =======          =======

                                                           Three months ended
                                            -------------------------------------------------------------
                                           March 31,        June 30,       September 30,    December 31,
                                             1995             1995             1995             1995
                                            --------        ---------       -------------    ---------
                                                  (in thousands, except per share data)
Revenues                                    $43,198         $47,912          $56,938          $64,602
                                            =======         =======          =======          =======

Net income                                  $13,200         $16,551          $19,470          $21,165
                                            =======         =======          =======          =======

Per Common Share (Note 2):

   Net income                              $   0.24        $   0.26         $   0.26         $   0.20
                                           ========        ========         ========         ========

     Revenues for each of the three month periods in 1996 and 1995 reflect reclassification to conform with the fiscal 1996 presentation. The three months ended December 31, 1995 reflects the effect of the PSMI merger.

                              Public Storage, Inc.
          Exhibit 11 - Statement Re: Computation of Earnings Per Share



                                                                                  For the Year Ended December 31,
                                                                      ----------------------------------------------------------
                                                                          1996                    1995                    1994
                                                                      -------------           -------------           -------------
                                                                           (amounts in thousands, except per share data)
PRIMARY EARNINGS PER SHARE:
---------------------------
Net income                                                             $153,549                 $70,386                 $42,118

Less: Preferred Stock Dividends:
   10% Cumulative Preferred Stock, Series A                              (4,563)                 (4,563)                 (4,563)
   9.20% Cumulative Preferred Stock, Series B                            (5,488)                 (5,488)                 (5,339)
   Adjustable Rate Preferred Stock, Series C                             (2,212)                 (2,364)                 (1,250)
   9.50% Cumulative Preferred Stock, Series D                            (2,850)                 (2,850)                   (950)
   10.00% Cumulative Preferred Stock, Series E                           (5,488)                 (5,030)                      -
   9.50% Cumulative Preferred Stock, Series F                            (5,606)                 (3,721)                      -
   8-7/8% Cumulative Preferred Stock, Series G                          (15,479)                   (638)                      -
   8.45% Cumulative Preferred Stock, Series H                           (13,348)                      -                       -
   8-5/8% Cumulative Preferred Stock, Series I                           (1,438)                      -                       -
   8.25% Convertible Preferred Stock                                     (4,679)                 (4,744)                 (4,744)
   Mandatory Convertible Participating Preferred Stock                   (1,700)                 (1,726)                      -
   Mandatory Convertible Preferred Stock, Series CC                      (5,748)                      -                       -
                                                                      ----------          -------------            ------------

Net income allocable to common shareholders                             $84,950                 $39,262                 $25,272
                                                                        =======                 =======                 =======
Weighted Average common and common equivalent shares outstanding:

   Weighted average common shares outstanding                            77,117                  41,039                  23,978

   Net effect of dilutive stock options - based on treasury
     stock method using average market price                                241                     132                      98
                                                                      ---------                --------                --------

   Total                                                                 77,358                  41,171                  24,077
                                                                         ======                  ======                  ======

Primary earnings per common and common equivalent share                $  1.10                 $  0.95                 $  1.05
                                                                        =======                 =======                 =======

                                   Exhibit-11


                                                                                          For the Year Ended December 31,
                                                                                  ----------------------------------------------
                                                                                     1996             1995             1994
                                                                                  -----------     -----------       ------------
                                                                                 (amounts in thousands, except per share data)
FULLY-DILUTED EARNINGS PER COMMON AND COMMON EQUIVALENT SHARE
-------------------------------------------------------------
Net income allocable to common shareholders per Primary calculation above            $84,950          $39,262           $25,272

   Add: Dividends to 8.25% Convertible Preferred Stock                                 4,679            4,744             4,744
   Add: Dividends to Mandatory Convertible Participating Preferred Stock               1,700            1,726                 -
   Add: Dividends to Mandatory Convertible Preferred Stock, Series CC                  5,748                -                 -
                                                                                    --------     ------------      ------------

Net income allocable to common shareholders for purposes of determining
   Fully-diluted Earnings per Common and Common Equivalent Share                     $97,077          $45,732           $30,016
                                                                                     =======          =======           =======

Weighed average common and common equivalent shares outstanding                       77,358           41,171            24,077

    Pro forma weighted average common shares assuming conversion of 8.25%
      Convertible Preferred Stock at date of issuance (July 15, 1994)                  3,823            3,872             3,872

    Pro  forma  weighted  average  common  shares  assuming  conversion  of  the
      Mandatory Convertible Participating Preferred Stock at date of
      issuance (July 1, 1995)                                                            715              785                 -

    Pro  forma  weighted  average  common  shares  assuming  conversion  of  the
      Mandatory Convertible Preferred Stock, Series CC at date of issuance
      (April 1, 1996)                                                                  1,548                -                 -
                                                                                    ========     ============       ===========

Weighed average common and common  equivalent shares for purposes of computation of Fully-diluted Earnings per Common and Common Equivalent
   Share                                                                              83,444           45,828            27,949
                                                                                      ======           ======            ======
Fully-diluted Earnings per Common and Common
   Share (1)                                                                        $   1.16         $   1.00           $  1.07
                                                                                    ========         ========           =======

(1) Such amounts are anti-dilutive and are not presented in the Company's consolidated financial statements. The 8.25% Convertible Preferred Stock, the Mandatory Convertible Participating Preferred Stock and the Mandatory Convertible Preferred Stock, Series CC are individual anti-dilutive with an incremental earnings per common share of $1.22, $2.38 and $3.71, respectively, for 1996.

     In addition, the Company has 7,000,000 shares of Class B Common Stock which are convertible into shares of the Company's Common Stock subject to the attainment of certain earnings milestone by the Company. The assumption of such earnings and the pro forma conversion of the Class B Common Stock into Common Stock in the above computations would have resulted in an increase in the fully-diluted earnings per common share, and accordingly, is anti-dilutive.

                                   Exhibit-11

                              PUBLIC STORAGE, INC.
               EXHIBIT 12 - STATEMENT RE: COMPUTATION OF RATIO OF
                            EARNINGS TO FIXED CHARGES


                                                                   For the Year Ended December 31,
                                               ---------------------------------------------------------------------
                                                 1996            1995           1994           1993            1992
                                               --------        -------         -------        -------        -------
                                                                (Amounts in thousands, except ratios)

Net income                                     $153,549        $70,386         $42,118        $28,036        $15,123
   Add: Minority interest in income               9,363          7,137           9,481          7,291          6,895
   Less: Gain on disposition of real estate          -              -               -              -           (398)
   Less: Minority interests in income
     which do not have fixed charges             (8,273)        (4,700)         (5,906)          (737)          (694)
                                               --------        -------         -------        -------        -------
Income from continuing operations               154,639         72,823          45,693         34,590         20,926
   Interest expense                               8,482          8,508           6,893          6,079          9,834
                                               --------        -------         -------        -------        -------
Total Earnings Available to Cover
  Fixed Charges                                $163,121        $81,331         $52,586        $40,669        $30,760
                                               ========        =======         =======        =======        =======

Total Fixed Charges - Interest expense          $10,343         $8,815          $6,893         $6,079         $9,834
                                               ========        =======         =======        =======        =======

Total Preferred Stock dividends                 $68,599        $31,124         $16,846        $10,889           $812
                                               ========        =======         =======        =======        =======
Total Combined Fixed Charges and
   Preferred Stock dividends                    $78,942        $39,939         $23,739        $16,968        $10,646
                                               ========        =======         =======        =======        =======

Ratio of Earnings to Fixed Charges                15.77           9.23            7.63           6.69           3.13
                                               ========        =======         =======        =======        =======
Ratio of Earnings to Combined Fixed
    Charges and Preferred Stock dividends          2.07           2.04            2.22           2.40           2.89
                                               ========        =======         =======        =======        =======


SUPPLEMENTAL  DISCLOSURE  OF RATIO OF FUNDS
---------------------------------------------
  FROM  OPERATIONS  ("FFO")  TO FIXED
  -----------------------------------
     CHARGES:
     --------

FFO                                            $224,384       $105,086         $56,143        $35,830        $21,133
Interest expense                                  8,482          8,508           6,893          6,079          9,834
                                               --------        -------         -------        -------        -------
Adjusted FFO available to cover fixed charges  $232,866       $113,594         $63,036        $41,909        $30,967
                                               ========        =======         =======        =======        =======


Total Fixed Charges - Interest expense          $10,343         $8,815          $6,893         $6,079         $9,834
                                               ========        =======         =======        =======        =======

Total Preferred Stock dividends                 $68,599        $31,124         $16,846        $10,889           $812
                                               ========        =======         =======        =======        =======
Total Combined Fixed Charges and
   Preferred Stock dividends                    $78,942        $39,939         $23,739        $16,968        $10,646
                                               ========        =======         =======        =======        =======

Ratio of FFO to Fixed Charges                     22.51          12.88            9.15           6.89           3.15
                                               ========        =======         =======        =======        =======
Ratio of FFO to Combined Fixed
Charges and Preferred Stock dividends              2.95           2.84            2.66           2.47           2.91
                                               ========        =======         =======        =======        =======


                                   Exhibit-12

                         CONSENT OF INDEPENDENT AUDITORS



     We consent to the incorporation by reference in the Registration Statement on Form S-8 (No. 33-36004) of Public Storage, Inc., formerly Storage Equities, Inc., pertaining to the 1990 Stock Option Plan, the Registration Statement on Form S-8 (No. 33-55541) pertaining to the 1994 Stock Option Plan, the Registration Statement on Form S-8 (no. 333-13463) pertaining to the 1996 Stock Option and Incentive Plan, the Registration Statements on Form S-3 (Nos. 333-00965 and 333-18395) and in the related prospectus and Registration Statement on Form S-4 (No. 33-64971) and in the related prospectus of our report dated February 25, 1997 with respect to the consolidated financial statements and schedules of Public Storage, Inc. for the years ended December 31, 1996, 1995 and 1994 included in the Annual Report (Form 10-K) for 1996 filed with the Securities and Exchange Commission.




                                                           ERNST & YOUNG L L P
March 27, 1997
Los Angeles, California

                                   Exhibit-23