Form 10-K/A
period 1996-12-31
PUBLIC STORAGE INC /CA
filed 1997-04-30
CIK 318380

                                  SECURITIES
                            AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                  FORM 10-K/A

                                AMENDMENT NO. 1

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 1996

[_] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ________ to ________

Commission File Number:  1-8389

                              PUBLIC STORAGE, INC.
                              --------------------
             (Exact name of registrant as specified in its charter)

             California                                   95-3551121
------------------------------------   -----------------------------------------
  (State or other jurisdiction of                    (I.R.S. Employer
   incorporation or organization)                  Identification Number)

701 Western Avenue, Glendale, California                  91201-2397
----------------------------------------                  ----------
(Address of principal executive offices)                  (Zip Code)

Registrant's telephone number, including area code:  (818) 244-8080
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
10% Cumulative Preferred Stock, Series A, $.0l par value                        New York Stock Exchange
9.20% Cumulative Preferred Stock, Series B, $.0l par value                      New York Stock Exchange
Adjustable Rate Cumulative Preferred Stock, Series C, $.01 par value            New York Stock Exchange
9.50% Cumulative Preferred Stock, Series D, $.0l par value                      New York Stock Exchange
10% Cumulative Preferred Stock, Series E, $.0l par value                        New York Stock Exchange
9.75% Cumulative Preferred Stock, Series F, $.0l par value                      New York Stock Exchange
Depositary Shares Each Representing 1/1,000 of a Share of 8-7/8% Cumulative
 Preferred Stock, Series G, $.01 par value                                      New York Stock Exchange
Depositary Shares Each Representing 1/1,000 of a Share of 8.45% Cumulative
 Preferred Stock, Series H, $.0l par value                                      New York Stock Exchange
Depositary Shares Each Representing 1/1,000 of a Share of 8-5/8% Cumulative
 Preferred Stock, Series I, $.01 par value                                      New York Stock Exchange
8.25% Convertible Preferred Stock, $.0l par value                               New York Stock Exchange,
                                                                                Pacific Exchange
Common Stock, $.l0 par value                                                    New York Stock Exchange,
                                                                                Pacific Exchange
Securities registered pursuant to Section 12(g) of the Act:

                                     None
                       --------------------------------
                               (Title of class)

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

                               [X]Yes    [_]No

Item 10.  Directors and Executive Officers of the Company
          -----------------------------------------------

     Since November 1995, Public Storage, Inc. (the "Company") has been self-administered and self-managed through a merger (the "PSMI Merger") with Public Storage Management, Inc. ("PSMI").

     Set forth below is information regarding the directors and executive officers of the Company:

           Name                                      Positions
--------------------------     -------------------------------------------------
B. Wayne Hughes                Chairman of the Board and Chief Executive Officer
Harvey Lenkin                  President and Director
John Reyes                     Senior Vice President and Chief Financial Officer
Hugh W. Horne                  Senior Vice President
Obren B. Gerich                Senior Vice President
Marvin M. Lotz                 Senior Vice President
David Goldberg                 Senior Vice President and General Counsel
A. Timothy Scott               Senior Vice President and Tax Counsel
Sarah Hass                     Vice President and Secretary
Robert J. Abernethy            Director
Dann V. Angeloff               Director
William C. Baker               Director
Uri P. Harkham                 Director

     B. Wayne Hughes, age 63, has been a director of the Company since its organization in 1980 and was President and Co-Chief Executive Officer from 1980 until November 1991 when he became Chairman of Board and sole Chief Executive Officer. Mr. Hughes was an officer and director of affiliates of PSMI and a director of PSMI until November 1995. Mr. Hughes has been Chairman of the Board and Chief Executive Officer since 1990 of Public Storage Properties XI, Inc., Public Storage Properties XVI, Inc. ("Properties 16"), Public Storage Properties XVII, Inc. ("Properties 17"), Public Storage Properties XVIII, Inc. ("Properties 18"), Public Storage Properties XIX, Inc. ("Properties 19") and Public Storage Properties XX, Inc., (collectively, the "Public Storage REITs"), real estate investment trusts ("REITs") that were organized by affiliates of PSMI and whose mini-warehouse properties are operated by the Company. From 1989-90 until the respective dates of merger, he was Chairman of the Board and Chief Executive Officer of Public Storage Properties VI, Inc., Public Storage Properties VII, Inc., Public Storage Properties VIII, Inc., Public Storage Properties IX, Inc. ("Properties 9"), Public Storage Properties X, Inc. ("Properties 10"), Public Storage Properties XII, Inc. ("Properties 12"), Public Storage Properties XIV, Inc. ("Properties 14"), Public Storage Properties XV, Inc. ("Properties 15"), PS Business Parks, Inc. ("PSBP"), Partners Preferred Yield, Inc., ("PPY"), Partners Preferred Yield II, Inc. ("PPY2"), Partners Preferred Yield III, Inc. ("PPY3") and Storage Properties, Inc. ("SPI") (collectively, the "Merged Public Storage REITs"), affiliated REITs that were merged into the Company between September 1994 and April 1977. He has been active in the real estate investment field for over 25 years.

     Harvey Lenkin, age 61, became President and a director of the Company in November 1991. Mr. Lenkin was an officer and director of PSMI and its affiliates until November 1995. He has been President of the Public Storage REITs since 1990. He was President of the Merged Public Storage REITs from 1989-90 until the respective dates of merger and was also a director of SPI from 1989 until June 1996.

     John Reyes, age 36, a certified public accountant, joined PSMI in 1990 and was Controller of the Company from 1992 until December 1996 when he became Chief Financial Officer. He became a Vice President of the Company in November 1995 and a Senior Vice President of the Company in December 1996. From 1983 to 1990, Mr. Reyes was employed by Ernst & Young.

     Hugh W. Horne, age 52, has been a Vice President of the Company since 1980 and was Secretary of the Company from 1980 until February 1992 and became Senior Vice President of the Company in November 1995. He is responsible for managing all aspects of property acquisition for the Company. Mr. Horne was an officer and director of affiliates of PSMI and an officer of PSMI until November 1995. He has been a Vice President of the

Public Storage REITs since June 1993. Mr. Home was a Vice President of SPI from 1989 until June 1996 and of the other Merged Public Storage REITs from June 1993 until the respective dates of merger.

     Obren B. Gerich, age 58, a certified public accountant, has been a Vice President of the Company since 1980 and became Senior Vice President of the Company in November 1995. Mr. Gerich was Chief Financial Officer of the Company until November 1991. He was an officer and director of PSMI and its affiliates until November 1995. Mr. Gerich has been Vice President and Secretary of the Public Storage REITs since 1990 and was Chief Financial Officer until November 1995. He was Vice President and Secretary of the Merged Public Storage REITs from 1989-90 until the respective dates of merger.

     Marvin M. Lotz, age 54, became a Senior Vice President of the Company in November 1995 with overall responsibility for the Company's mini-warehouse operations. Mr. Lotz was an officer of PSMI from 1988 until November 1995 with overall responsibility for PSMI's mini-warehouse operations. He was an officer of an affiliate of PSMI from 1983 until November 1995 with overall responsibility for property acquisitions from 1983 until 1988.

     David Goldberg, age 47, became Senior Vice President and General Counsel of the Company in November 1995 and Vice President and General Counsel of the Public Storage Properties REITs in December 1995. Mr. Goldberg joined PSMI's legal staff in June 1991, rendering services on behalf of the Company and PSMI. From December 1982 until May 1991, he was a partner in the law firm of Sachs & Phelps, then counsel to the Company and PSMI.

     A. Timothy Scott, age 45, became Senior Vice President and Tax Counsel of the Company and Vice President and Tax Counsel of the Public Storage REITs in November 1996. From June 1991 until joining the Company, he practiced tax law as a shareholder of the law firm of Heller, Ehrman, White and McAuliffe, counsel to the Company and PSMI. Prior to June 1991, his professional corporation was a partner in the law firm of Sachs & Phelps, then counsel to the Company and PSMI.

     Sarah Hass, age 41, became Secretary of the Company in February 1992 and a Vice President of the Company in November 1995. She joined PSMI's legal department in June 1991, rendering services on behalf of the Company and PSMI. From 1987 until May 1991, her professional corporation was a partner in the law firm of Sachs & Phelps, then counsel to the Company and PSMI, and from April 1986 until June 1987, she was associated with that firm, practicing in the area of securities law. From September 1979 until September 1995, Ms. Hass was associated with the law firm of Rifkind & Sterling, Incorporated.

     Robert J. Abernethy, age 56, Chairman of the Audit Committee, has been President of American Standard Development Company and of Self-Storage Management Company, which develop and operate mini-warehouses, since 1976 and 1977, respectively. Mr. Abernethy has been a director of the Company since its organization. He is a member of the board of directors of Johns Hopkins University and of the Los Angeles County Metropolitan Transportation Authority and a former member of the board of directors of the Metropolitan Water District of Southern California.

     Dann V. Angeloff, age 61, has been President of the Angeloff Company, a corporate financial advisory firm, since 1976. The Angeloff Company has rendered, and is expected to continue to render, financial advisory and securities brokerage services for the Company. Mr. Angeloff is the general partner of a limited partnership that owns a mini-warehouse operated by the Company and which secures a note owned by the Company. Mr. Angeloff has been a director of the Company since its organization. He is a director of Bonded Motors, Inc., Compensation Resource Group, Datametrics Corporation, Nicholas/Applegate Growth Equity Fund, Nicholas/Applegate Investment Trust, ReadyPac Produce, Inc., Royce Medical Company and Seda Specialty Packaging Corp. He was a director of SPI from 1989 until June 1996.

     William C. Baker, age 63, a member of the Audit Committee, became a director of the Company in November 1991. Since April 1996, Mr. Baker has been Chairman of the Board of Santa Anita Realty Enterprises, Inc., a REIT that owns the Santa Anita Racetrack and other real estate assets. In August 1996, he became

Chairman of the Board and Chief Executive Officer of Santa Anita Operating Company, which operates the Santa Anita Racetrack through its subsidiary the Los Angeles Turf Club, Incorporated. From April 1993 through May 1995, Mr. Baker was President of Red Robin International, Inc., an operator and franchisor of casual dining restaurants in the United States and Canada. From January 1992 through March 1996, he was Chairman and Chief Executive Officer of Carolina Restaurant Enterprises, Inc., a franchisee of Red Robin International, Inc. From 1976 to 1988, he was a principal shareholder and Chairman and Chief Executive Officer of Del Taco, Inc., an operator and franchisor of fast food restaurants in California. Mr. Baker is a director of Callaway Golf Company.

     Uri P. Harkham, age 48, became a director of the Company in March 1993. Mr. Harkham has been the President and Chief Executive Officer of the Jonathan Martin Fashion Group, which specializes in designing, manufacturing and marketing women's clothing, since its organization in 1976. Since 1978, Mr. Harkham has been the Chairman of the Board of Harkham Properties, a real estate firm specializing in buying and managing fashion warehouses in Los Angeles and Australia.

            SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors and executive officers, and persons who own more than 10% of any registered class of the Company's equity securities ("10% owners"), to file with the Securities and Exchange Commission ("SEC") initial reports (on Form 3) of ownership of the Company's equity securities and to file subsequent reports (on Form 4 or Form 5) when there are changes in such ownership. The due dates of such reports are established by statute and the rules of the SEC. Based on a review of the reports submitted to the Company, the Company believes that, with respect to the fiscal year ended December 31, 1996, (i) Uri P. Harkham, a director of the Company, filed one report on Form 5 which disclosed two transactions that were not timely reported and (ii) Obren B. Gerich, an executive officer of the Company, filed one report on Form 4 which disclosed (in addition to a transaction that was timely reported) one transaction that was not timely reported.

Item 11.  Executive Compensation
          ----------------------

Compensation of Executive Officers

     Prior to November 16, 1995, the effective date of the PSMI Merger (the "Effective Date"), the Company did not pay cash compensation to its executive officers (other than the directors' fees and expenses paid to Harvey Lenkin--see "Compensation of Directors" below).

     Prior to the Effective Date, the Company had an advisory contract with Public Storage Advisers, Inc. (the "Adviser") pursuant to which the Company paid advisory fees to the Adviser, and the Company had management agreements with PSMI and Public Storage Commercial Properties Group, Inc. ("PSCP") pursuant to which the Company paid fees to PSMI and PSCP. The Adviser, PSMI and (prior to the Effective Date) PSCP were controlled by B. Wayne Hughes and members of his family.

     On the Effective Date, the Advisory Contract and the Management Agreement were extinguished, and the Company became self-administered and self-managed. Accordingly, beginning on the Effective Date, the Company began to pay cash compensation to its executive officers.

     The following table sets forth certain information concerning the annual and long-term compensation paid to (i) B. Wayne Hughes, the Company's Chief Executive Officer, the four most highly compensated persons who were executive officers of the Company on December 31, 1996 and one former executive officer of the Company who would have been among the four most highly compensated executive officers had he been an executive officer of the Company on December 31, 1996 (the "Named Executive Officers") for 1996 and (2) to B. Wayne Hughes for 1995 for the period beginning on the Effective Date and ending on December 31, 1995 (the Company has no executive officer who earned $100,000 or more from the Company for such period).

                                                   Summary Compensation Table (1)
                                                                                         Long-Term
                                              Annual Compensation                        Compensation
                           -------------------------------------------------------   ---------------------
                                                                                         Securities
Name and                                                        Other Annual             Underlying                   All Other
Principal Position           Year     Salary       Bonus      Compensation (2)            Options (#)             Compensation (3)
---------------------------  ----  -------------  --------    ----------------       ---------------------        ----------------

B. Wayne Hughes               1996   $ 78,500(4)        --           $23,900                        --                   $2,250
 Chairman of the
 Board and Chief              1995     10,100(5)        --                --                        --                       --
 Executive Officer

Harvey Lenkin                 1996    248,050(6)   150,500               (7)                    95,000                    4,300
 President

Marvin M. Lotz                1996    199,000      150,500               (7)                   135,000                    4,300
 Senior Vice President

Ronald L. Havner, Jr.         1996    185,000(9)   150,500               (7)                    95,000                    4,300
 Senior Vice President
 and Chief Financial
 Officer (8)

David Goldberg                1996    175,000      150,500               (7)                    95,000                    4,300
 Senior Vice President and
 General Counsel

Hugh W. Horne                 1996    150,000      100,500               (7)                    95,000                    4,300
 Senior Vice President
----------------

(1) Includes compensation paid by the Company and certain affiliated entities (the Public Storage REITs and the Merged Public Storage REITs).

(2)  Other Annual Compensation consists solely of use of a company car.

(3) All Other Compensation consists solely of employer contributions to the Public Storage Profit Sharing Plan and Trust.

(4) Includes $60,000 paid by the Company (see "Employment Agreement" below) and $18,500 paid by the Public Storage REITs and the Merged Public Storage REITs.

(5) For the period November 16, 1995 through December 31, 1995. Includes $7,500 paid by the Company and $2,600 paid by the Public Storage REITs and the Merged Public Storage REITs.

(6) Includes $124,400 of salary and $23,050 of directors' fees and meeting fees (see "Compensation of Directors" below) paid by the Company and $100,600 of salary paid by the Public Storage REITs and the Merged Public Storage REITs.

(7) Value is not included because it did not exceed 10% of the annual salary and bonus of the individual for the years indicated.

(8) Mr. Havner served as Senior Vice President and Chief Financial Officer of the Company until his resignation effective December 16, 1996, when he became Chairman of the Board and Chief Executive Officer of PSCP (now known as American Office Park Properties, Inc.).

(9) Includes $103,000 paid by the Company and $82,000 paid by the Public Storage REITs and the Merged Public Storage REITs.

     The following table shows certain information relating to options to purchase shares of Common Stock granted to the Named Executive Officers during 1996.

                       Option Grants in Last Fiscal Year


                               Individual Grants
-------------------------------------------------------------------------------
                                                                                    Potential Realizeable
                                             Percent                                   Value at Assumed
                           Number of        of Total                                 Annual Rates of Share
                          Securities        Options                                 Price Appreciation for
                          Underlying       Granted to    Exercise                        Option Term
                           Options        Employees in    Price     Expiration      -----------------------
Name                      Granted (#)      Fiscal Year    ($/Sh)       Date            5%          10%
-------------------------------------------------------------------------------        ---------------

B. Wayne Hughes                  --             --         --           --          --           --

Harvey Lenkin                80,000            6.8%      $19.875     05/09/06     $ 1,001,700   $ 2,528,100
                             15,000            1.3%      $24.875     11/12/06         235,069       593,269

Marvin M. Lotz              120,000           10.2%      $19.875     05/09/06       1,502,550     3,792,150
                             15,000            1.3%      $24.875     11/12/06         235,069       593,269

Ronald L. Havner, Jr.        80,000            6.8%      $19.875     05/09/06       1,001,700     2,528,100
                             15,000            1.3%      $24.875     11/12/06         235,069       593,269

David Goldberg               80,000            6.8%      $19.875     05/09/06       1,001,700     2,528,100
                             15,000            1.3%      $24.875     11/12/06         235,069       593,269

Hugh W. Horne                80,000            6.8%      $19.875     05/09/06       1,001,700     2,528,100
                             15,000            1.3%      $24.875     11/12/06         235,069       593,269

     All options granted in 1996 become exercisable in three equal installments beginning on the first anniversary of the date of grant and have a term of ten years.

     The following table sets forth certain information concerning exercised and unexercised options held by the Named Executive Officers at December 31, 1996.

  Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Option Values

                                                                          Number of                   Value of Unexercised
                                 Shares                             Securities Underlying                 In-the-Money
                                Acquired         Value               Unexercised Options                   Options at
  Name                        on Exercise(#)   Realized($)          at December 31, 1996              December 31, 1996 (1)
  ----                        --------------   -----------         -----------------------          -----------------------
                                                                Exercisable    Unexercisable   Exercisable    Unexercisable
                                                                -----------    -------------   -----------    -------------

B. Wayne Hughes                     --            --                 --              --              --             --

Harvey Lenkin                       --            --               15,000         110,000        $234,375      $1,208,750

Marvin M. Lotz                      --            --               45,000         152,500         840,625       1,693,438

Ronald L. Havner, Jr.               --            --               29,000         112,500         483,625       1,248,438

David Goldberg                      --            --               45,000         112,500         825,625       1,248,438

Hugh W. Horne                     6,666        $85,825             32,334         109,500         607,140       1,200,438
--------------

(1) Based on closing price of $31.00 per share of Common Stock on December 31, 1996, as reported by the New York Stock Exchange. On April 22, 1997, the closing price per share of Common Stock as reported by the New York Stock Exchange was $27.875.

Compensation of Directors

     Each of the Company's directors, other than B. Wayne Hughes, receives director's fees of $19,000 per year plus $450 for each meeting attended. In addition, each of the members of the Audit Committee (other than the chairman, who receives $900 per meeting) receives $450 for each meeting of the Audit Committee attended. The policy of the Company is to reimburse directors for reasonable expenses. Directors who are not officers or employees of the Company ("Outside Directors") also receive grants of options under the Company's 1996 Stock Option and Incentive Plan (and B. Wayne Hughes and Harvey Lenkin are eligible to receive grants of options and/or restricted stock thereunder) as described below. (See "Compensation of Executive Officers--Option Grants in Last Fiscal Year" for information on the option grants to Harvey Lenkin in 1996 under the Company's 1994 Stock Option Plan and 1996 Stock Option and Incentive Plan.) Under the 1996 Stock Option and Incentive Plan, each new Outside Director is, upon the date of his or her initial election to serve as an Outside Director, automatically granted non-qualified options to purchase 15,000 shares of Common Stock. In addition, after each annual meeting of shareholders, each Outside Director then duly elected and serving is automatically granted, as of the date of such annual meeting, non-qualified options to purchase 2,500 shares of Common Stock, so long as such person has attended, in person or by telephone, at least 75% of the meetings held by the Board of Directors during the immediately preceding calendar year.

Employment Agreement

     B. Wayne Hughes, the Chairman of the Board and Chief Executive Officer of the Company, entered into an employment agreement with the Company in November 1995 in connection with the PSMI Merger. This agreement is for a term of five years and provides for annual compensation of $60,000.

          COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     The Company does not have a compensation committee. The Company's stock option and incentive plans, under which executive officers are eligible to receive options and/or restricted stock, are administered by the Audit Committee. The members of the Audit Committee are Robert J. Abernethy and William C. Baker.

     Messrs. Hughes and Lenkin, who are executive officers of the Company, are members of the Board of Directors. Mr. Hughes is a director and the Chief Executive Officer of the six Public Storage REITs (and during all or part of 1996, Mr. Hughes was a director and the Chief Executive Officer of Properties 9, Properties 10, Properties 12, Properties 14, Properties 15, PSBP, PPY, PPY2 and
PPY3). Until June 1996, Mr. Hughes also was the Chief Executive Officer and a director of SPI, of which Mr. Lenkin was the President and a director. None of the six Public Storage REITs has (nor did Properties 9, Properties 10, Properties 12, Properties 14, Properties 15, PSBP, PPY, PPY2, PPY3 or SPI have) a compensation committee.

Certain Relationships and Related Transactions

     Mergers with Related Companies. During 1996 and 1997, 10 of the Merged Public Storage REITS were merged with and into the Company. The Company's executive officers and members of their families received the following consideration in nine of these mergers:

                                             Merger Consideration Received
                                              by the Company's Executive
                                              Officers and Family Members
                                          ----------------------------------
   Name of Merged        Date of Merger    Shares of the Company's
 Public Storage REIT    into the Company        Common Stock          Cash
---------------------  ------------------       ------------          ----
Properties 9           March 26, 1996               89,169            --
SPI                    June 27, 1996                 9,484        $117,000
Properties 10          September 16, 1996          102,369          21,000
Properties 12          September 16, 1996          214,592          88,000
PPY                    December 23, 1996            79,147          18,000
PPY 2                  December 23, 1996            86,820          39,000
PPY 3                  December 23, 1996            39,817            --
Properties 14          April 11, 1997               37,272            --
Properties 15          April 11, 1997              139,096          15,000

     Each of these mergers was approved by the shareholders and the disinterested directors of the respective Merged Public Storage REIT and the disinterested directors of the Company.

     In April 1997, the Company and Properties 16 agreed, subject to certain conditions, to merge. Upon the merger, each outstanding share of Properties 16 common stock series A (other than shares held by the Company or by holders of Properties 16 common stock series A ("Properties 16 Series A Shareholders") who have properly exercised dissenters' rights under California law ("Properties 16 Dissenting Shares")) would be converted into the right to receive cash, the Company's Common Stock or a combination of the two, as follows: (i) with respect to a certain number of shares of Properties 16 common stock series A (not to exceed 20% of the outstanding Properties 16 common stock series A, less any Properties 16 Dissenting Shares), upon a Properties 16 Series A Shareholder's election, $20.76 in cash, subject to reduction as described below or (ii) that number (subject to rounding) of shares of the Company's Common Stock determined by dividing $20.76, subject to reduction as described below, by the average of the per share closing prices on the New York Stock Exchange ("NYSE") of the Company's Common Stock during the 20 consecutive trading days ending on the fifth trading day prior to the special meeting of the shareholders of Properties 16. The consideration paid by the Company to the Properties 16 Series A Shareholders in the merger will be reduced by the amount of cash distributions required to be paid by Properties 16 to the Properties 16 Series A Shareholders prior to completion of the merger (estimated at $.72 per share) in order to satisfy Properties 16's REIT distribution requirements ("Properties 16 Required REIT Distributions"). The consideration received by the Properties 16 Series A Shareholders in the merger, however, along with any Properties 16 Required REIT Distributions, will not be less than $20.76 per share of Properties 16 common stock series A, which amount represents the interest of the Properties 16 Series A Shareholders in the market value of Properties 16's real estate assets at March 17, 1997 (based on an independent appraisal) and the interest of the Properties 16 Series A Shareholders in the estimated value of its other assets at June 30, 1997. Additional distributions would be made to the Properties 16 Series A Shareholders to cause Properties 16's estimated net asset value allocable to the Properties 16 Series A Shareholders as of the date of the merger to be substantially equivalent to $20.76 per share. Upon the merger, each share of Properties 16 common stock series B and common stock series C would be converted into the right to receive $11.82 in the Company's Common Stock (valued as in the case of the Properties 16 common stock series A) plus any Properties 16 Required REIT distributions payable to the holders of the Properties 16 common stock series B (estimated at $.72 per share). The Properties 16 common stock held by the Company will be canceled in the merger. The merger was approved by the disinterested directors of Properties 16 and is conditioned on, among other requirements, approval by the shareholders of Properties 16 and the disinterested directors of Properties 16 and receipt of a satisfactory fairness opinion by Properties 16. Properties 16 is one of the finite-life REITs organized by an affiliate of PSMI. Properties 16's common stock series A is listed on the American Stock Exchange. Properties 16's common stock series B and C is owned by the Company and certain executive officers of the company and members of their families. Properties 16 owns 20 mini-warehouses, one business park and one property that combines mini-warehouse and business park space. There are 2,962,348 shares of Properties 16 common stock series A and 1,180,793.2 shares of Properties 16 common stock series B and C.
As a result of the PSMI Merger, the Company is Properties 16's mini-warehouse property operator. The Company owns 34.98% of the total combined shares of Properties 16 common stock series A, B and C (the "Total Properties 16 Common Stock"). The Company's executive officers have significant relationships with Properties 16. B. Wayne Hughes owns 4.46% of the Total Properties 16 Common Stock, members of B. Wayne Hughes' family own an additional 1.54% of the Total Properties 16 Common Stock and the Company's executive officers, excluding Hughes, and members of their families own an additional 2.51% of the Total Properties 16 Common Stock.

     In April 1997, the Company and Properties 17 agreed, subject to certain conditions, to merge. Upon the merger, each outstanding share of Properties 17 common stock series A (other than shares held by the Company or by holders of Properties 17 to common stock series A ("Properties 17 Series A Shareholders") who have properly exercised dissenters' rights under California law ("Properties 17 Dissenting Shares")) would be converted into the right to receive cash, the Company's Common Stock or a combination of the two, as follows: (i) with respect to a certain number of shares of Properties 17 common stock series A (not to exceed 20% of the outstanding Properties 17 common stock series A, less any Properties 17 Dissenting Shares), upon a Properties 17 Series A Shareholder's election, $19.63 in cash, subject to reduction as described below or (ii) that number (subject to rounding) of shares of the Company's Common Stock determined by dividing $19.63, subject to reduction as described below, by the average of the per share closing prices on the NYSE of the Company's Common Stock during the 20 consecutive trading days ending on the fifth trading day prior to the special meeting of the shareholders of Properties
17. The consideration paid by the Company to the Properties 17 Series A Shareholders in the merger will be reduced by the amount of cash distributions required to be paid by Properties 17 to the Properties 17 Series A Shareholders prior to completion of the merger (estimated at $.81 per share) in order to satisfy Properties 17's REIT distribution requirements ("Properties 17 Required REIT Distributions"). The consideration received by the Properties 17 Series A Shareholders in the merger, however, along with any Properties 17 Required REIT Distributions, will not be less than $19.63 per share of Properties 17 common stock series A, which amount represents the interest of the Properties 17 Series A Shareholders in the market value of Properties 17's real estate assets at March 17, 1997 (based on an independent appraisal) and the interest of the Properties 17 Series A Shareholders in the estimated value of its other assets at June 30, 1997. Additional distributions would be made to the Properties 17 Series A Shareholders to cause Properties 17's estimated net asset value allocable to the Properties 17 Series A Shareholders as of the date of the merger to be substantially equivalent to $19.63 per share. Upon the merger, each share of Properties 17 common stock series B and common stock series C would be converted into the right to receive $10.26 in the Company's Common Stock (valued as in the case of the Properties 17 common stock series A) plus any Properties 17 Required REIT distributions payable to the holders of the Properties 17 common stock series B (estimated at $.81 per share). The Properties 17 common stock held by the Company will be canceled in the merger. The merger was approved by the disinterested directors of Properties 17 and is conditioned on, among other requirements, approval by the shareholders of Properties 17 and the disinterested directors of Properties 17 and receipt of a satisfactory fairness opinion by Properties 17. Properties 17 is one of the finite-life REITs organized by an affiliate of PSMI. Properties 17's common stock series A is listed on the American Stock Exchange. Properties 17's common stock series B and C is owned by the Company and certain executive officers of the Company and members of their families. Properties 17 owns 16 mini-warehouses, one business park and two properties that combine mini-warehouse and business park space. There are 2,776,023 shares of Properties 17 common stock series A and 1,245,791 shares of Properties 17 common stock series B and C. As a result of the PSMI Merger, the Company is Properties 17's mini-warehouse property operator. The Company owns 41.08% of the total combined shares of Properties 17 common stock series A, B and C (the "Total Properties 17 Common Stock"). The Company's executive officers have significant relationships with Properties 17. B. Wayne Hughes owns 0.02% of the Total Properties 17 Common Stock, members of B. Wayne Hughes' family own an additional 0.94% of the Total Properties 17 Common Stock and the Company's executive officers, excluding Hughes, and members of their families own an additional 1.76% of the Total Properties 17 Common Stock.

     In April 1997, the Company and Properties 19 agreed, subject to certain conditions, to merge. Upon the merger, each outstanding share of Properties 19 common stock series A (other than shares held by the Company or by holders of Properties 19 common stock series A ("Properties 19 Series A Shareholders") who have properly exercised dissenters' rights under California law ("Properties 19 Dissenting Shares")) would be converted into the right to receive cash, the Company's Common Stock or a combination of the two, as follows: (i) with respect to a certain number of shares of Properties 19 common stock series A (not to exceed 20% of the outstanding Properties 19 common stock series A, less any Properties 19 Dissenting Shares), upon a Properties 19 Series A Shareholder's election, $16.72 in cash, subject to reduction as described below or (ii) that number (subject to rounding) of shares of the Company's Common Stock determined by dividing $16.72, subject to reduction as described below, by the average of the per share closing prices on the NYSE of the Company's Common Stock during the 20 consecutive trading days ending on the fifth trading day prior to the special meeting of the shareholders of Properties 19. The consideration paid by the Company to the Properties 19 Series A Shareholders in the merger will be reduced by the amount of cash distributions required to be paid by Properties 19 to the Properties 19 Series A Shareholders prior to completion of the merger (estimated at $.35 per share) in order to satisfy Properties 19's REIT distribution requirements ("Properties 19 Required REIT Distributions"). The consideration received by the Properties 19 Series A Shareholders in the merger, however, along with any Properties 19 Required REIT Distributions, will not be less than $16.72 per share of Properties 19 common stock series A, which amount represents the interest of the Properties 19 Series A Shareholders in the market value of Properties 19's real estate assets at March 17, 1997 (based on an independent appraisal) and the interest of the Properties 19 Series A Shareholders in the estimated value of its other assets at June 30, 1997. Additional distributions would be made to the Properties 19 Series A Shareholders to cause Properties 19's estimated net asset value allocable to the Properties 19 Series A Shareholders as of the date of the merger to be substantially equivalent to $16.72 per share. Upon the merger, each share of Properties 19 common stock series B and common stock series C would be converted (or deemed to be converted) into the right to receive $1.41 in the Company's Common Stock (valued as in the case of the Properties 19 common stock series A) plus any Properties 19 Required REIT distributions payable to the holders of the Properties 19 common stock series B (estimated at $.35 per share). The Properties 19 common stock held by the Company will be canceled in the merger. The merger was approved by the disinterested directors of Properties 19 and is conditioned on, among other requirements, approval by the shareholders of Properties 19 and the disinterested directors of Properties 19 and receipt of a satisfactory fairness opinion by Properties 19. Properties 19 is one of the finite-life REITs organized by an affiliate of PSMI. Properties 19's common stock series A is listed on the American Stock Exchange. Properties 19's common stock series B and C is owned by the Company. Properties 19 owns 12 mini-warehouses, one business park and one property that combines mini-warehouse and business park space. There are 3,023,371 shares of Properties 19 common stock series A and 1,085,690 shares of Properties 19 common stock series B and C. As a result of the PSMI Merger, the Company is Properties 19's mini-warehouse property operator. The Company owns 42.15% of the total combined shares of Properties 19 common stock series A, B and C (the "Total Properties 19 Common Stock"). The Company's executive officers have significant relationships with Properties 19. B. Wayne Hughes owns 0.04% of the Total Properties 19 Common Stock and members of B. Wayne Hughes' family own an additional 0.1% of the Total Properties 19 Common Stock.

     Option to Acquire Partnership Interests. In March 1997, B. Wayne Hughes commenced (i) a tender offer to acquire up to 6,000 of the limited partnership units in Public Storage Properties IV, Ltd., a California limited partnership ("Properties IV") at a price of $447 per unit in cash and (ii) a tender offer to acquire up to 6,600 of the limited partnership units in Public Storage Properties V, Ltd., a California limited partnership ("Properties V") at a price of $459 per unit in cash. The Company and B. Wayne Hughes are the general partners of Properties IV and Properties V. B. Wayne Hughes has granted to the Company an option to acquire from him, at his cost, the units tendered in each of the tender offers, at any time after May 2, 1998 (12 months from the expiration date of the tender offers).

     Purchase of Common Stock by Officers and Directors Pursuant to Shelf Registration Statement. The Company's directors have authorized the Company to offer and sell shares of Common Stock (collectively, the "Director and Officer Shares") pursuant to the prospectus included in the Company's shelf registration statement on the following terms: (i) the Director and Officer Shares may be purchased by any one or more of the following persons or entities: (a) any director or officer of the Company (or any corporation or other entity controlled by such director or officer), (b) American Office Park Properties, Inc. or any director or executive officer thereof and (c) the Public Storage Profit Sharing Plan and Trust; (ii) the number of Director and Officer Shares that may be offered and sold to any one person (or entity) is up to 1% of the Company's outstanding shares of Common Stock in a single transaction; and (iii) the purchase price per share is payable in cash and is equal to the average closing price of the Common Stock on the NYSE for a specified period prior to the closing of the sale of the shares. In November 1996, Uri P. Harkham, a director of the Company, and an affiliate purchased an aggregate of 43,197 shares on the terms described above for an aggregate price of $1,000,011. The Company may terminate the offering of the Director and Officer Shares at any time in its discretion.

     Loans to Affiliates. In April 1997, the Company committed to make a $5,500,000 loan to Properties 17 and a $4,500,000 loan to Properties 18. Each of the loans is a revolving one-year unsecured loan bearing interest at 7% per annum.

Item 12.  Security Ownership of Certain Beneficial Owners and Management
          --------------------------------------------------------------

Security Ownership of Certain Beneficial Owners

     The following table sets forth information as of the dates indicated with respect to persons known to the Company to be the beneficial owners of more than 5% of the outstanding shares of the Company's Common Stock:


                                                         Shares of Common Stock
                                                         Beneficially Owned
                                                         -----------------------
                                                         Number        Percent
Name and Address                                         of Shares     of Class
----------------                                         -----------  ----------
B. Wayne Hughes, B. Wayne Hughes, Jr., Parker Hughes     37,081,213       38.9%
Trust No. 2, Tamara L. Hughes, PS Orangeco, Inc., a
California corporation ("PSOI")
701 Western Avenue,
Glendale, California  91201-2397,
PS Insurance Company, Ltd., a
Bermuda corporation ("PSIC")
41 Cedar Avenue
Hamilton, Bermuda (1)

FMR Corp.                                                 6,312,803        6.6%
82 Devonshire Street
Boston, Massachusetts 02109 (2)

Cohen & Steers Capital Management, Inc.                   6,514,100        6.8%
757 Third Avenue
New York, New York  10017 (3)

----------------

(1) This information is as of April 15, 1997. The reporting persons listed above (the "Reporting Persons") have filed a joint Schedule 13D, amended as of April 11, 1997. The number of shares of Common Stock beneficially owned by the Reporting Persons at April 15, 1997 includes 6,522 shares which can be acquired upon conversion of 3,875 shares of 8.25% Convertible Preferred Stock which are beneficially owned by the Report Persons. The common stock of PSOI (representing approximately 5% of the equity) is owned one-third each by B. Wayne Hughes, Tamara L. Hughes (an adult daughter of B. Wayne Hughes) and B. Wayne Hughes, Jr. (an adult son of B. Wayne Hughes), and the non-voting preferred stock of PSOI (representing approximately 95% of the equity) is owned by the Company. The stock of PSIC is owned approximately 45% by B. Wayne Hughes, 47% by Tamara L. Hughes and 8% by B. Wayne Hughes, Jr. Tamara L. Hughes is the trustee of Parker Hughes Trust No. 2, an irrevocable trust for the benefit of a minor son of B. Wayne Hughes. Each of the Reporting Persons disclaims the existence of a group within the meaning of Section 13(d)(3) of the Securities Exchange Act of 1934. B. Wayne Hughes, Tamara L. Hughes and B. Wayne Hughes, Jr. share voting and dispositive power with respect to the 30,777 shares owned by PSOI, and B. Wayne Hughes and Tamara L. Hughes share voting and dispositive power with respect to the 301,032 shares owned by PSIC. B. Wayne Hughes disclaims beneficial ownership of the shares owned by B. Wayne Hughes, Jr., Parker Hughes Trust No. 2 and Tamara L. Hughes (an aggregate of 17,693,846 shares (exclusive of the shares owned by PSOI and PSIC) or approximately 18.6% of the shares of Common Stock outstanding (or deemed to be outstanding) as of April 15, 1997). Each of the other Reporting Persons disclaims beneficial ownership of the shares owned by any other Reporting Person.

     The above table does not include 7,000,000 shares of the Company's Class B Common Stock which are owned by Tamara L. Hughes and B. Wayne Hughes, Jr. The Class B Common Stock is convertible into Common Stock on a share-for-share basis upon satisfaction of certain conditions, but in no event earlier than January 1, 2003.

(2) This information is as of December 31, 1996 and is based on a Schedule 13G (Amendment No. 2) filed by FMR Corp. (except that the percent shown in the table is based on the shares of Common Stock outstanding at April 15,
     1997). As of December 31, 1996, FMR Corp. beneficially owned 6,312,803 shares of Common Stock. This number includes 5,907,600 shares beneficially owned by Fidelity Management & Research Company, as a result of its serving as investment adviser to several investment companies registered under Section 8 of the Investment Company Act of 1940, and 405,203 shares beneficially owned by Fidelity Management Trust Company, as a result of its serving as investment manager of various institutional accounts. FMR Corp. has sole voting power with respect to 367,003 shares and sole dispositive power with respect to 6,312,803 shares.

(3) This information is as of March 31, 1997 and was provided by Cohen & Steers Capital Management, Inc. (except that the percent shown in the table is based on the shares of Common Stock outstanding at April 15, 1997). As of March 31, 1997, Cohen & Steers Capital Management, Inc. beneficially owned 6,514,100 shares of Common Stock. Cohen & Steers Capital Management, Inc. has sole voting power with respect to 5,741,800 shares and sole dispositive power with respect to 6,514,100 shares.

Security Ownership of Management

     The following table sets forth information as of April 15, 1997 concerning the beneficial ownership of Common Stock of each director of the Company, the Company's Chief Executive Officer, the four most highly compensated persons who were executive officers of the Company on December 31, 1996 and all directors and executive officers as a group:

                                    Shares of Common Stock:
                                      Beneficially Owned(1)
                                      Shares Subject to Options (2)
                                      Shares Issuable Upon Conversion
                                      of Convertible Preferred Stock (3)
                                    ------------------------------------

                                      Number
                                      of Shares                     Percent
                                    ---------------------------------------
B. Wayne Hughes                        19,387,367 (1)(4)              20.3%

Harvey Lenkin                             591,830 (1)(5)               0.6%
                                           46,666 (2)                    *
                                            4,040 (3)                    *
                                         --------                      ---
                                          642,536                      0.7%

Robert J. Abernethy                        67,185 (1)                    *
                                           17,499 (2)                    *
                                         --------                      ---
                                           84,684                        *

Dann V. Angeloff                           81,867 (1)(6)                 *
                                            2,499 (2)                    *
                                         --------                      ---
                                           84,366                        *

William C. Baker                           10,000 (1)                    *
                                           22,499 (2)                    *
                                         --------                      ---
                                           32,499                        *

Uri P. Harkham                            558,577 (1)(7)               0.6%
                                            2,499 (2)                    *
                                         --------                      ---
                                          561,076                      0.6%

David Goldberg                             74,865 (1)(8)                 *
                                           81,666 (2)                    *
                                            1,682 (3)                    *
                                         --------                      ---
                                          158,213                      0.2%

Hugh W. Horne                              99,129 (1)(9)               0.1%
                                           66,000 (2)                    *
                                         --------                      ---
                                          165,129                      0.2%

Marvin M. Lotz                             83,570 (1)(10)                *
                                           85,000 (2)                    *
                                         --------                      ---
                                          168,570                      0.2%

All Directors and Executive            21,111,006 (1)(4)(5)(6)        22.2%
Officers as a Group (13 persons)                  (7)(8)(9)(10)(11)
                                          385,160 (2)                  0.4%
                                           29,627 (3)                    *
                                         --------                      ---
                                       21,525,793                     22.5%
--------------------

*   Less than 0.1%.

(1) Shares of Common Stock beneficially owned as of April 15, 1997. Except as otherwise indicated and subject to applicable community property and similar statutes, the persons listed as beneficial owners of the shares have sole voting and investment power with respect to such shares.

(2) Represents vested portion as of April 15, 1997, and portion of which will be vested within 60 days of April 15, 1997, of shares of Common Stock subject to options granted to the named individuals or the group pursuant to the Company's stock option plans.

(3) Represents shares of Common Stock which can be acquired upon conversion of the shares of 8.25% Convertible Preferred Stock which are beneficially owned as of April 15, 1997 by the named individuals or the group.

(4) Includes 19,004,969 shares held of record by the B. W. Hughes Living Trust as to which Mr. Hughes has voting and investment power, 1,428 and 1,423 shares, respectively, held by custodians of IRAs for Mr. Hughes and Mrs. Kathleen Hughes as to which each has investment power, 5,045 shares held by Mrs. Hughes as to which she has investment power and 42,693 shares held by Mrs. Hughes as custodian FBO Parker Hughes Trust dated 3/7/91. Also includes 30,777 shares held of record by PSOI as to which Mr. Hughes, Tamara L. Hughes and B. Wayne Hughes, Jr. share voting and dispositive power and 301,032 shares held of record by PSIC as to which Mr. Hughes and Tamara L. Hughes share voting and dispositive power.

(5) Includes 1,249 and 734 shares, respectively, held by custodians of IRAs for Mr. Lenkin and Mrs. Lenkin as to which each has investment power, 300 shares held by Mrs. Lenkin, 574 shares and 150 shares, respectively, held by Mrs. Lenkin as custodian for two sons and 100 shares held by a custodian of an IRA for a son. Also includes 540,000 shares held of record by the Public Storage, Inc. Profit Sharing Plan and Trust (the "PSI Plan") as to which Mr. Lenkin, as a member of the PSI Plan's Advisory Committee, shares the power to direct voting and disposition and as to which Mr. Lenkin expressly disclaims beneficial ownership.

(6) Includes 5,846 shares held by a custodian of an IRA for Mr. Angeloff, 2,327 shares held by Mr. Angeloff as trustee of Angeloff's Children Trust and 71,694 shares held by Mr. Angeloff as trustee of Angeloff Family Trust.

(7) Includes 99,057 shares held by Mr. Harkham as trustee of Harkham Industries Profit Sharing Plan, 374,344 shares held by Harkham Industries, Inc. (dba Jonathan Martin, Inc.), a corporation wholly owned by Mr. Harkham, 71,275 shares held by Mr. Harkham as trustee of Uri Harkham Trust, 875 shares held by a custodian of an IRA for Mr. Harkham as to which he has investment power, 3,102, 3,177, 2,650, 1,950 and 2,050 shares, respectively, held by Mr. Harkham as custodian for five of his children and 97 shares held by a custodian of an IRA for a son.

(8) Includes 4,496 shares held by a custodian of an IRA for Mr. Goldberg and 1,948 shares held by David Goldberg Profit Sharing Plan. Excludes 540,000 shares held of record by the PSI Plan as to which Mr. Goldberg, as a member of the PSI Plan's Advisory Committee, shares the power to direct voting and disposition; such shares are included under Mr. Lenkin above (see footnote
     5).

(9) Includes 99 shares held by a custodian of an IRA for Mr. Horne, 3,616 shares held by Mrs. Carolyn V. Horne, 138, 138 and 138 shares, respectively, held by Mrs. Horne as custodian for three sons and 320, 320 and 279 shares, respectively, held by Mr. Horne as custodian for three sons.

(10) Includes 17,676 and 18,050 shares, respectively, held by Mr. Lotz as custodian for two daughters and 10,337 and 978 shares, respectively, held by custodians of IRAs for Mr. Lotz.

(11) Includes shares held of record or beneficially by members of the immediate family of executive officers of the Company and shares held by custodians of IRAs for the benefit of executive officers of the Company.

     The following tables set forth information as of April 15, 1997 concerning the remaining security ownership of each director of the Company, the Company's Chief Executive Officer, the four most highly compensated persons who were executive officers of the Company on December 31, 1996 and all directors and executive officers of the Company as a group:


                                       Shares of 8.25% Convertible            Shares of 10% Cumulative
                                       Preferred Stock                        Preferred Stock, Series A
                                       Beneficially Owned (1)                 Beneficially Owned (1)
                                       -----------------------------------    ----------------------------------
                                       Number                                 Number
                                       of Shares                 Percent      of Shares                Percent
                                       ---------------------------------      --------------------------------
B. Wayne Hughes                           --                       --            --                      --
Harvey Lenkin                          2,400 (1)(2)              0.1%            --                      --
Robert J. Abernethy                       --                       --            --                      --
Dann V. Angeloff                          --                       --            --                      --
William C. Baker                          --                       --            --                      --
Uri P. Harkham                            --                       --            --                      --
David Goldberg                         1,000 (3)                    *            --                      --
Hugh W. Horne                             --                       --            --                      --
Marvin M. Lotz                            --                       --            --                      --
All Directors and Executive Officers  17,600 (1)(2)(3)(4)        0.8%         4,060 (1)(4)              0.2%
 as a Group (13 persons)



                                                         Shares of
                             Shares of 9.20%             Adjustable
                             Convertible                 Rate Cumulative              Shares of 9.75%
                             Preferred                   Preferred Stock,             Cumulative Preferred
                             Stock, Series B             Series C                     Stock, Series F
                             Beneficially Owned(1)       Beneficially Owned(1)        Beneficially Owned(1)
                             ----------------------      ---------------------        ----------------------
                             Number                      Number                       Number
                             of Shares      Percent      of Shares     Percent        of Shares      Percent
                             ----------------------      ---------------------        ----------------------
B. Wayne Hughes                    --           --             --          --               --           --
Harvey Lenkin                      --           --          17,300(1)(5)   1.4%             --           --
Robert J. Abernethy                --           --             --          --               --           --
Dann V. Angeloff                   --           --             --          --               --           --
William C. Baker                   --           --             --          --               --           --
Uri P. Harkham                     --           --             --          --               --           --
David Goldberg                     --           --            600(6)        *               --           --
Hugh W. Horne                      --           --             --          --               --           --
Marvin M. Lotz                     --           --             --          --               --           --
All Directors and               4,000(1)(4)    0.2%        17,900(1)(4)   1.5%           4,550(1)(4)    0.2%
 Executive Officers                                              (5)(6)
 as a Group (13 persons)
-----------------

*  Less than 0.1%

(1) Shares of 8.25% Convertible Preferred Stock, 10% Cumulative Preferred Stock, Series A, 9.20% Cumulative Preferred Stock, Series B, Adjustable Rate Cumulative Preferred Stock, Series C, or 9.75% Cumulative Preferred Stock, Series F, as applicable, beneficially owned as of April 15, 1997. Except as otherwise indicated and subject to applicable community property and similar statutes, the persons listed as beneficial owners of the shares have sole voting and investment power with respect to such shares.

(2) Includes 100 shares held by Mrs. Lenkin and 300 shares held by Mrs. Lenkin as custodian for a son.

(3) Includes 500 shares held by a custodian of an IRA for Mr. Goldberg and 500 shares held by David Goldberg Profit Sharing Plan.

(4) Includes shares held of record or beneficially by members of the immediate family of executive officers of the Company and shares held by custodians of IRAs for the benefit of executive officers of the Company.

(5) Shares held of record by the PSI Plan as to which Mr. Lenkin, as a member of the PSI Plan's Advisory Committee, shares the power to direct voting and disposition and as to which Mr. Lenkin expressly disclaims beneficial ownership.

(6) Includes 500 shares held by a custodian of an IRA for Mr. Goldberg and 100 shares held by David Goldberg Profit Sharing Plan. Excludes 17,300 shares held of record by the PSI Plan as to which Mr. Goldberg, as a member of the PSI Plan's Advisory Committee, shares the power to direct voting and disposition; such shares are included under Mr. Lenkin above (see footnote
     5).

     As of April 15, 1997, the directors and executive officers of the Company did not own any shares of the Company's 9.50% Cumulative Preferred Stock, Series D, 10% Cumulative Preferred Stock, Series E, Depositary Shares, each representing 1/1,000 of a Share of 8-7/8% Cumulative Preferred Stock, Series G, Depositary Shares, each representing 1/1,000 of a Share of 8.45% Cumulative Preferred Stock, Series H, Depositary Shares, each representing 1/1,000 of a Share of 8-5/8% Cumulative Preferred Stock, Series I, Convertible Preferred Stock, Series CC or Class B Common Stock (the Class B Common Stock is owned by Tamara L. Hughes and B. Wayne Hughes, Jr.).

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

                                 PUBLIC STORAGE, INC.
                                     (Registrant)


Dated:  April 30, 1997           By:  /s/ Sarah Hass
                                      -----------------------------
                                      Name:  Sarah Hass
                                      Title:  Vice President