Form 10-Q
period 1997-03-31
PUBLIC STORAGE INC /CA
filed 1997-05-15
CIK 318380

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934


For the quarterly period ended March 31, 1997


                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934


For the transition period from                   to
                               -----------------    -----------------

Commission File Number:     1-8389
                            ------

                              PUBLIC STORAGE, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


             California                                             95-3551121
-------------------------------------------           ------------------------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                          Identification Number)


701 Western Avenue, Glendale, California                            91201-2394
-------------------------------------------           ------------------------
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

                                [ X ] Yes [ ] No


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of April 24, 1997:

Common Stock, $.10 par value, 95,277,290 shares outstanding
-----------------------------------------------------------

Class B Common Stock, $.10 Par Value - 7,000,000 shares
-------------------------------------------------------

                              PUBLIC STORAGE, INC.

                                      INDEX



                                                                         Pages
                                                                         -----
PART I. FINANCIAL INFORMATION
-----------------------------

Item 1.    Condensed Consolidated Balance Sheets at
              March 31, 1997 and December 31, 1996                           1

           Condensed Consolidated Statements of Income for the
             Three Months Ended March 31, 1997 and 1996                      2

           Condensed Consolidated Statement of Shareholders' Equity          3

           Condensed Consolidated Statements of Cash Flows
             for Three Months Ended March 31, 1997 and 1996              4 - 5

           Notes to Condensed Consolidated Financial Statements         6 - 14

Item 2.    Management's Discussion and Analysis of
              Financial Condition and Results of Operations            15 - 27

PART II. OTHER INFORMATION (Items 1, 2, 3, and 4 are not applicable)
--------------------------

Item 5.    Other Information                                                28

Item 6.    Exhibits and Reports on Form 8-K                                 28



                              PUBLIC STORAGE, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    (Amounts in thousands, except share data)


                                                                        March 31,              December 31,
                                                                          1997                     1996
                                                                     ---------------         ---------------
                                     ASSETS
                                     ------


    Cash and cash equivalents.................................       $    125,436            $     26,856
    Real estate facilities, at cost:
       Land...................................................            596,459                 596,141
       Buildings..............................................          1,650,885               1,625,172
                                                                     ---------------         ---------------
                                                                        2,247,344               2,221,313
       Accumulated depreciation...............................           (315,153)               (297,655)
                                                                     ---------------         ---------------
                                                                        1,932,191               1,923,658

    Investment in real estate entities........................            352,258                 350,190
    Intangible assets, net....................................            219,926                 222,253
    Mortgage notes receivable from affiliates.................             24,745                  25,016
    Other assets..............................................             26,751                  24,179
                                                                     ---------------         ---------------
                  Total assets................................       $  2,681,307            $  2,572,152
                                                                     ===============         ===============

                      LIABILITIES AND SHAREHOLDERS' EQUITY
                      ------------------------------------


    Notes payable.............................................       $    107,909            $    108,443
    Accrued and other liabilities.............................             39,993                  41,467
                                                                     ---------------         ---------------
             Total liabilities................................            147,902                 149,910
    Minority interest.........................................            110,535                 116,805
    Commitments and contingencies
    Shareholders' equity:
       Preferred  Stock,  $0.01  par  value,  50,000,000  shares
         authorized, - 13,396,764  shares  issued  and  outstanding
         (13,421,580  issued  and outstanding at December 31, 1996), at liquidation preference:
             Cumulative Preferred Stock, issued in series.....            718,900                 718,900
             Convertible Preferred Stock......................            114,309                 114,929
       Common stock, $0.10 par value, 200,000,000 shares
         authorized, 93,041,461 shares issued and outstanding
         (88,362,026 at December 31, 1996)....................                                      8,837
                                                                            9,305
       Class B Common Stock, $0.10 par value, 7,000,000 shares
         authorized and issued................................                700                     700
       Paid-in capital........................................          1,581,673               1,454,387
       Cumulative net income..................................            438,738                 396,420
       Cumulative distributions paid..........................           (440,755)               (388,736)
                                                                     ---------------         ---------------
             Total shareholders' equity.......................          2,422,870               2,305,437
                                                                     ---------------         ---------------
                  Total liabilities and shareholders' equity..       $  2,681,307            $  2,572,152
                                                                     ===============         ===============

                            See accompanying notes.
                                       1



                              PUBLIC STORAGE, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                  (Amounts in thousands, except per share data)

                                   (Unaudited)


                                                                           For the Three Months Ended
                                                                                     March 31,
                                                                       -----------------------------------
                                                                          1997                     1996
                                                                       ------------           ------------
    Revenues:
       Rental income:
           Self-storage facilities............................          $ 82,377                $  58,744
           Commercial properties..............................             7,597                    4,965
      Equity earnings of real estate entities.................             5,221                    4,611
      Facility management fee.................................             3,052                    3,760
      Ancillary business income...............................             1,322                      497
      Interest and other income...............................             1,690                    2,390
                                                                       ------------           ------------
                                                                         101,259                   74,967
                                                                       ------------           ------------

    Expenses:
      Cost of operations:
           Self-storage facilities............................            26,491                   18,491
           Commercial properties..............................             3,184                    2,194
      Cost of facility management.............................               476                      628
      Cost of operations - ancillary business.................             3,340                      440
      Depreciation and amortization...........................            19,787                   14,592
      General and administrative..............................             1,619                    1,361
      Interest expense........................................             1,597                    2,581
                                                                       ------------           ------------
                                                                          56,494                   40,287
                                                                       ------------           ------------

    Income before minority interest...........................            44,765                   34,680

    Minority interest in income...............................            (2,447)                  (2,339)
                                                                       ------------           ------------

    Net income................................................          $ 42,318                $  32,341
                                                                       ============           ============

    Net income allocation:
    ----------------------

       Allocable to preferred shareholders....................          $ 19,150                $  15,166
       Allocable to common shareholders.......................            23,168                   17,175
                                                                       ------------           ------------
                                                                        $ 42,318                $  32,341
                                                                       ============           ============

    Per common share:
    -----------------

        Net income............................................          $   0.26                $    0.24
                                                                       ============           ============

        Weighted average common shares outstanding............            89,476                   71,666
                                                                       ============           ============

                            See accompanying notes.
                                       2

                              PUBLIC STORAGE, INC.
            CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                    For the Three Months Ended March 31, 1997
                    (Amounts in thousands except share amounts)

                                   (Unaudited)

                                                                    Preferred Stock
                                                               -------------------------                  Class B
                                                               Cumulative                    Common       Common       Paid-in
                                                                 Senior      Convertible      Stock        Stock       Capital
                                                              -----------    -----------    ---------    ---------   ----------

Balances at December 31, 1996...........................       $ 718,900      $ 114,929     $   8,837    $     700   $1,454,387

Issuance of common stock:
     Public issuance (4,600,000 shares).................               -              -           460            -      126,239
     Other (37,686 shares)..............................               -              -             4            -          431

Conversion of 8.25% Convertible Preferred Stock
   into common stock (41,749 shares)....................               -           (620)            4            -          616

Net income..............................................               -              -             -            -            -

Cash distributions:
   Cumulative Senior Preferred Stock....................               -              -             -            -            -
   Mandatory Convertible Preferred Stock, Series CC.....               -              -             -            -            -
   8.25% Convertible Preferred Stock....................               -              -             -            -            -
   Common Stock.........................................               -              -             -            -            -
                                                              -----------    -----------    ---------    ---------   ----------

Balances at March 31, 1997..............................        $718,900       $114,309        $9,305         $700   $1,581,673
                                                              ===========    ===========    =========    =========   ==========

                              PUBLIC STORAGE, INC.
            CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                    For the Three Months Ended March 31, 1997
                    (Amounts in thousands except share amounts)

                                   (Unaudited)

                                                                                                    Total
                                                                 Cumulative     Cumulative      Shareholders'
                                                                 Net Income    Distributions       Equity
                                                                 ----------    -------------    --------------

Balances at December 31, 1996...........................         $ 396,420     $ (388,736)      $   2,305,437

Issuance of common stock:
     Public issuance (4,600,000 shares).................                 -              -             126,699
     Other (37,686 shares)..............................                 -              -                 435

Conversion of 8.25% Convertible Preferred Stock
   into common stock (41,749 shares)....................                 -              -                   -

Net income..............................................            42,318              -              42,318

Cash distributions:
   Cumulative Senior Preferred Stock....................                 -        (16,091)            (16,091)
   Mandatory Convertible Preferred Stock, Series CC.....                 -        (15,328)            (15,328)
   8.25% Convertible Preferred Stock....................                 -         (1,143)             (1,143)
   Common Stock.........................................                 -        (19,457)            (19,457)
                                                                 ----------    -------------    --------------

Balances at March 31, 1997..............................          $438,738      $(440,755)         $2,422,870
                                                                 ==========    =============    ==============

                            See accompanying notes.
                                       3



                              PUBLIC STORAGE, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Amounts in thousands)

                                   (Unaudited)

                                                                                  For the Three Months Ended
                                                                                           March 31,
                                                                                ---------------------------------
                                                                                    1997                 1996
                                                                                ---------------   ---------------
      Cash flows from operating activities:
         Net income................................................               $42,318            $  32,341
         Adjustments to reconcile  net income to net cash
           provided by operating activities:
           Depreciation and amortization (including amortization
             of mortgage notes receivable discounts)...............                19,770               14,568
           Depreciation included in equity in earnings of real
             estate entities.......................................                 3,629                4,494
           Minority interest in income.............................                 2,447                2,339
                                                                                ---------------   ---------------
               Total adjustments...................................                25,846               21,401
                                                                                ---------------   ---------------
                   Net cash provided by operating activities.......                68,164               53,742
                                                                                ---------------   ---------------

      Cash flows from investing activities:
           Principal payments received on mortgage notes
             receivable from affiliates............................                   288                  385
           Capital improvements to real estate facilities..........                (6,292)              (2,817)
           Construction in process.................................               (14,289)              (4,396)
           Capital expenditures of portable self-storage
             operations (included in other assets).................                (4,208)                   -
           Acquisition of minority interests in consolidated real
             estate partnerships...................................                (9,837)                (655)
           Acquisition of interests in real estate entities........                (5,697)             (16,025)
           Acquisition of real estate facilities...................                     -              (72,954)
           Acquisition cost of business combinations...............                     -              (53,706)
           Acquisition of mortgage notes receivable................                     -               (3,709)
                                                                                ---------------   ---------------
                   Net cash used in investing activities...........               (40,035)            (153,877)
                                                                                ---------------   ---------------

      Cash flows from financing activities:
           Net proceeds from the issuance of common stock..........               127,134                  625
           Net proceeds from the issuance of preferred stock.......                     -              163,133
           Principal payments on mortgage notes payable............                  (534)             (38,914)
           Distributions paid to shareholders......................               (52,019)             (30,914)
           Distributions from operations to minority interests in
             real estate partnerships..............................                (4,792)              (5,240)
           Net reinvestment by minority interests in consolidated
             real estate partnerships..............................                   809                  747
           Other...................................................                  (147)              (1,213)
                                                                                ---------------   ---------------
                   Net cash provided by financing activities.......                70,451               88,224
                                                                                ---------------   ---------------

      Net increase (decrease) in cash and cash equivalents.........                98,580              (11,911)
      Cash and cash equivalents at the beginning of the period.....                26,856               80,436
                                                                                ---------------   ---------------
      Cash and cash equivalents at the end of the period...........              $125,436            $  68,525
                                                                                ===============   ===============

                            See accompanying notes.
                                       4



                              PUBLIC STORAGE, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Amounts in thousands)

                                   (Unaudited)

                                   (Continued)

                                                                                  For the Three Months Ended
                                                                                           March 31,
                                                                                ---------------------------------
                                                                                    1997                 1996
                                                                                ---------------   ---------------

      Supplemental schedule of noncash investing and financing
      activities:
       Acquisition of real estate facilities in exchange for the
          cancellation of mortgage notes  receivable,  the assumption of mortgage notes payable, and issuance of common and
          preferred stock.......................................                 $        -        $     (2,401)

       Business combinations:
          Real estate facilities................................                          -            (148,663)
          Other assets..........................................                          -                (484)
          Accrued and other liabilities.........................                          -               3,826
          Minority interest.....................................                          -              17,510

       Reduction to investment in real estate entities in
          connection with business combinations.................                          -              44,137

       Assumption of mortgage notes payable in connection with
          the acquisition of real estate facilities.............                          -               1,701

       Cancellation of mortgage notes receivable in connection
          with the acquisition of real estate facilities........                          -                 700

       Issuance of common stock:
          - in connection with mergers..........................                          -              29,968
          - in connection with the conversion of Preferred Stock                        620                 365

       Conversion of 8.25% Convertible Preferred Stock..........                       (620)               (365)


                            See accompanying notes.
                                       5

                              PUBLIC STORAGE, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 1997



     1.  Description of the business
         ---------------------------

                  Public Storage, Inc. (the "Company") is a California corporation which was organized in 1980. The Company is a fully integrated, self-administered and self-managed real estate investment trust ("REIT") that acquires, develops, owns and operates self-storage facilities which offer self-storage spaces for lease, usually on a month-to-month basis, for personal and business use. The Company, to a lesser extent, also owns and operates commercial properties containing commercial and industrial rental space.

                  The Company invests in real estate facilities primarily through the acquisition of wholly-owned facilities combined with the acquisition of equity interests in real estate entities owning real estate facilities. At March 31, 1997, the Company had direct and indirect equity interests in 1,111 properties located in 38 states, including 1,066 self-storage facilities and 45 commercial properties. All of the self-storage facilities are operated by the Company.

     2.  Summary of significant accounting policies
         ------------------------------------------

                  Basis of presentation
                  ---------------------

                  The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-Q and Article 10 of regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The preparation of the consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from estimates. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation have been included. Operating results for the three months ended March 31, 1997 are not necessarily indicative of the results that may be expected for the year ended December 31, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1996.

                  The consolidated  financial statements include the accounts of
         (i) the Company, (ii) majority owned subsidiaries which are involved in the sale of locks and boxes, rental of trucks and portable self-storage, and the management and operation of commercial properties, and (iii) twenty-one limited partnerships in which the Company has significant economic interest (generally in excess of 50%) and is able to exercise significant control (the "Consolidated Partnerships"). Collectively, the Company, the majority owned subsidiaries, and the Consolidated Partnerships own a total of 758 real estate facilities, consisting of 723 self-storage facilities and 35 commercial properties.

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

                  Income taxes
                  ------------

                  For all taxable years subsequent to 1980, the Company qualified and intends to continue to qualify as a REIT, as defined in
         Section 856 of the Internal Revenue Code. As a REIT, the Company is not taxed on that portion of its taxable income which is distributed to its shareholders provided that the Company meets certain tests. The Company believes it will meet these tests during 1997, accordingly, no provision for income taxes has been made in the accompanying financial statements.

                  Cash and cash equivalents
                  -------------------------

                  For purposes of financial statement presentation, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

                  Real estate investments
                  -----------------------

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

                  Intangible assets
                  -----------------

                  Intangible assets consist of property management contracts ($165,000,000) and the cost over the fair value of net tangible and identifiable intangible assets ($67,726,000) acquired in a 1995 merger with an affiliate. Intangible assets are amortized by the straight-line method over 25 years. At March 31, 1997, intangible assets are net of accumulated amortization of $12,800,000 ($10,473,000 at December 31, 1996). Included in depreciation and amortization expense for the three months ended March 31, 1997 and 1996 is $2,327,000 related to the amortization of intangible assets.

                  Revenue/expense recognition
                  ---------------------------

                  Property rents are recognized as earned. Equity in earnings of real estate entities are recognized based on the Company's ownership interest in the earnings of each of the unconsolidated real estate entities. Leasing commissions relating to the commercial property operations are expensed as incurred.

                  Net income per common share
                  ---------------------------

                  Net income per common share is computed using the weighted average common shares outstanding (adjusted for stock options). The inclusion of the Class B Common Stock in the determination of earnings per common share has been determined to be anti-dilutive (after giving effect to the pro forma additional income required to satisfy certain contingencies (Note 8) required for the Class B common stock to convert into common stock) in 1996 and to be immaterial in 1997 and accordingly the Class B common stock has not been included in the computation in either period.

                  The Company's preferred stocks were not determined to be common stock equivalents. In computing earnings per common share, preferred stock dividends reduced income available to common stockholders. Fully diluted earnings per common share are not presented, as the assumed conversion of the Company's convertible preferred stocks would be anti-dilutive. The following table summarizes the computations of earnings per common share:

                                                                                           For the Three Months Ended
                                                                                                   March 31,
                                                                                              1997              1996
                                                                                          -------------    -------------
                                                                                    (amounts in 000's, except per share data)


           Primary Earnings Per Common Share:
           ----------------------------------

           Net income......................................................                $  42,318         $  32,341

           Less: Preferred Stock dividends:
              Cumulative Senior Preferred Stock............................                  (16,091)          (13,154)
              Mandatory Convertible Preferred Stock, Series CC (1).........                   (1,916)                -
              8.25% Convertible Preferred Stock............................                   (1,143)           (1,186)
              Mandatory Convertible Participating Preferred Stock..........                        -              (826)
                                                                                          -------------    -------------
           Net income allocable to common shareholders.....................                $  23,168         $  17,175
                                                                                          =============    =============


           Weighted Average common and common equivalent shares outstanding:
               Weighted average common shares outstanding..................                   89,086            71,574
               Net effect of dilutive stock options - based on treasury
                  stock method using average market price..................                      390                92
                                                                                          -------------    -------------
                    Total..................................................                   89,476            71,666
                                                                                          =============    =============

           Primary earnings per common and common equivalent share.........                $    0.26         $    0.24
                                                                                          =============    =============

           Fully-diluted Earnings per Common Share:
           ----------------------------------------

           Net income allocable to common shareholders per primary
              calculation above............................................                $  23,168         $  17,175
           Add dividends paid to holders of Convertible Preferred Stocks:
               Series CC Preferred Stock...................................                    1,916                 -
               8.25% Convertible Preferred Stock...........................                    1,143             1,186
               Mandatory Convertible Participating Preferred Stock.........                        -               826
                                                                                          -------------    -------------
           Net income allocable to common shareholders for purposes of determining Fully-diluted Earnings per Common and Common
              Equivalent Share.............................................                $  26,227         $  19,187
                                                                                          =============    =============

           Weighted average common and common equivalent shares outstanding                   89,476            71,666
              Pro forma weighted average common shares assuming conversion of Convertible Preferred Stock:
                    Series CC Preferred Stock..............................                    2,064                 -
                    8.25% Convertible Preferred Stock......................                    3,769             3,872
                    Mandatory Convertible Participating Preferred Stock....                        -             1,524
                                                                                          -------------    -------------

            Weighted average common and common equivalent shares for
              purposes of computation of fully-diluted Earnings per Common
              and Common Equivalent Share..................................                   95,309            77,062
                                                                                          =============    =============


           Fully-diluted Earnings per Common and Common Share (2)..........                $    0.28         $    0.25
                                                                                          =============    =============


         (1)       On March 31, 1997,  the Company  prepaid  dividends  totaling
                   $13,412,000 with respect to the Mandatory Convertible Participating Preferred Stock. The amount of prepayment has not been included in the determination of income allocable to common shareholders for the three months ended March 31, 1997.

         (2) Such amounts are anti-dilutive and are not presented in the Company's consolidated financial statements. In addition, the Company has 7,000,000 shares of Class B Common Stock which are convertible into shares of the Company's Common Stock subject to certain contingencies such as the passage of time and the attainment of certain earnings milestone by the Company. The assumption of such earnings and the pro forma conversion of the Class B Common Stock into Common Stock in the above computations would have resulted in an increase in the fully-diluted earnings per common share, and accordingly, is anti-dilutive.

                   In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings per Share, which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effects of stock options will be excluded. The impact of the new standard will not have a material impact on either primary or fully-diluted earnings per common share for the quarter ended March 31, 1997 and March 31, 1996.

     3.  Real estate facilities:
         -----------------------

                  Activity in real estate facilities during 1997 is as follows:

                                                                        Number of real        Net rentable       Net carrying
                                                                       estate facilities      square feet            cost
                                                                       -----------------      ------------      -------------
                                                                        (Amounts in thousands, except number of facilities)
                Operating Facilities
                  Balance at December 31, 1996................                756                46,462            $2,185,498
                  Developed facilities........................                  2                   120                 7,380
                  Acquisition of minority interest............                  -                     -                 5,103
                  Capital improvements........................                  -                     -                 6,292
                  Other.......................................                  -                     -                   347
                                                                       -----------------      ------------      -------------
                  Ending balance..............................                758                46,582             2,204,620
                                                                       -----------------      ------------      -------------

                Construction in progress:
                  Balance at December 31, 1996................                 11                   707                35,815
                  Current development.........................                  2                    44                14,289
                  Newly opened development facilities.........                 (2)                 (120)               (7,380)
                                                                       -----------------      ------------      -------------
                  Ending balance..............................                 11                   631                42,724
                                                                       -----------------      ------------      -------------

                Accumulated depreciation:
                  Beginning balance...........................                  -                     -              (297,655)
                  Additions during the year...................                  -                     -               (17,498)
                  Ending balance..............................                  -                     -              (315,153)
                                                                       -----------------      ------------      -------------
                Total real estate facilities..................                769                47,213           $ 1,932,191
                                                                       =================      ============      =============

                  During the first quarter of fiscal 1997, the Company expended approximately $14.3 million in the development of 13 self-storage facilities. Two of these facilities were put into operation during the period. The Company's policy is to capitalize interest incurred on debt during the course of construction of its self-storage facilities. Interest capitalized during the three months ended March 31, 1997 was $735,000 compared to $194,000 for the same period in 1996.

                  On April 10, 1997, the Company entered into an agreement with a joint venture partner to develop approximately $220 million of self-storage facilities. The joint venture partner will contribute 70% of the capital needs of the venture with the balance to be provided by the Company. Initially, the Company contributed eight facilities with an aggregate cost of approximately $30.4 million and as a result, the Company received cash of approximately $21.3 million from the venture representing the venture partner's proportionate share of the development cost.

     4.  Investment in real estate entities
         ----------------------------------

                  The Company's investment in real estate entities at March 31, 1997, generally consists of limited and general partnership interests in approximately 41 affiliated partnerships and common stock in 8 affiliated REITs. Such interests consist of ownership interests ranging from 15% to 45% and are accounted for using the equity method of accounting. Provisions of the agreements of the partnerships and REITs provide for the payment of preferred cash distributions to certain investors in the entity (until certain specified amounts have been paid) without regard to the pro rata interest of investors in current earnings. The Company's ownership interests in such entities generally represents interests which are not entitled to these preferred cash distributions.

                  During the three months ended March 31, 1997, the Company recognized earnings from its investments totaling $5,221,000. Included in equity in earnings of real estate entities for the three months ended March 31, 1997 is the Company's share of depreciation expense totaling $3,629,000 (including amortization totaling $1,622,000 representing the amortization of the Company's cost basis over the underlying book value of the Company's equity interest in each of the entities).

                  Summarized combined financial data (based on historical cost) with respect to those real estate entities in which the Company had an ownership interest at March 31, 1997 are as follows:

                                                                                   Three Months Ended March 31,
                                                                                ---------------------------------
                                                                                    1997                1996
                                                                                ---------------   ---------------
                                                                                        (in thousands)

                    Rental income.....................................            $46,672               $43,138
                    Total revenues....................................             47,159                43,512
                    Cost of operations................................             17,494                16,195
                    Depreciation......................................              6,918                 6,785
                    Net income........................................             19,494                17,262

                    Total assets, net of accumulated depreciation.....           $840,552              $839,866
                    Total debt........................................             89,821                95,305
                    Total equity......................................            713,275               709,846


     5.  Mortgage notes receivable from affiliates
         -----------------------------------------

                  At March 31, 1997, mortgage notes receivable balance of $24,745,000 is net of related discounts totaling $294,000. The mortgage notes bear interest at stated rates ranging from 7.48% to 14% and are secured by 13 self-storage facilities owned by affiliated partnerships. All of the notes are current as to the payment of principal and interest.

     6.  Revolving line of credit
         ------------------------

                  As of March 31, 1997, the Company had no borrowings on its unsecured credit agreement with a group of commercial banks. The credit agreement (the "Credit Facility") has a borrowing limit of $150.0 million and an expiration date of July 31, 2001. The expiration date may be extended by one year on each anniversary of the credit agreement. Interest on outstanding borrowings is payable monthly. At the option of the Company, the rate of interest charged is equal to (i) the prime rate or (ii) a rate ranging from the London Interbank Offered Rate ("LIBOR") plus 0.40% to LIBOR plus 1.10% depending on the Company's credit ratings and coverage ratios, as defined. In addition, the Company is required to pay a quarterly commitment fee of 0.250% (per annum) of the unused portion of the Credit Facility. The Credit Facility allows the Company, at its option, to request the group of banks to propose the interest rate they would charge on specific borrowings not to exceed $50 million. However, in no case may the interest rate proposal be greater than the amount provided by the Credit Facility.

                  Under covenants of the Credit Facility, the Company is required to (i) maintain a balance sheet leverage ratio of less than
         0.40 to 1.00, (ii) maintain net income of not less than $1.00 for each fiscal quarter, (iii) maintain certain cash flow and interest coverage ratios (as defined) of not less than 1.0 to 1.0 and 5.0 to 1.0, respectively and (iv) maintain a minimum total shareholders' equity (as defined). In addition, the Company is limited in its ability to incur additional borrowings (the Company is required to maintain unencumbered assets with an aggregate book value equal to or greater than three times the Company's unsecured recourse debt) or to sell assets. The Company was in compliance with the covenants of the Credit Facility at March 31, 1997.

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

     8.  Shareholders' equity
         --------------------

                  Preferred stock

                  At March 31, 1997 and December 31, 1996, the Company had the following series of Preferred Stock outstanding:

                                                                     At March 31, 1997              At December 31, 1996
                                                                ------------------------------  ------------------------------
                                                   Dividend        Shares         Carrying         Shares         Carrying
                          Series                     Rate       Outstanding        Amount       Outstanding        Amount
           -------------------------------------- -----------   -------------   --------------  -------------   --------------
           Series A ..........................       10.000%      1,825,000     $ 45,625,000      1,825,000     $ 45,625,000
           Series B ..........................        9.200%      2,386,000       59,650,000      2,386,000       59,650,000
           Series C...........................    Adjustable      1,200,000       30,000,000      1,200,000       30,000,000
           Series D...........................        9.500%      1,200,000       30,000,000      1,200,000       30,000,000
           Series E...........................       10.000%      2,195,000       54,875,000      2,195,000       54,875,000
           Series F...........................        9.750%      2,300,000       57,500,000      2,300,000       57,500,000
           Series G ..........................        8.875%          6,900      172,500,000          6,900      172,500,000
           Series H ..........................         8.45%          6,750      168,750,000          6,750      168,750,000
           Series I ..........................        8.625%          4,000      100,000,000          4,000      100,000,000
           -------------------------------------- -----------   -------------   --------------  -------------   --------------
             Total Senior Preferred Stock.....                   11,123,650      718,900,000     11,123,650      718,900,000
                                                                -------------   --------------  -------------   --------------

           Convertible........................         8.25%      2,214,159       55,354,000      2,238,975       55,974,000
           Mandatory Convertible  - Series CC.        13.00%         58,955       58,955,000         58,955       58,955,000
                                                                -------------   --------------  -------------   --------------
             Total Convertible Preferred Stock                    2,273,114      114,309,000      2,297,930      114,929,000
                                                                -------------   --------------  -------------   --------------
                                                                 13,396,764     $833,209,000     13,421,580     $833,829,000
                                                                =============   ==============  =============   ==============


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

                  Holders of the Company's preferred stock, except under certain conditions and as noted above, will not be entitled to vote on most matters. In the event of a cumulative arrearage equal to six quarterly dividends or failure to maintain a Debt Ratio (as defined) of 50% or less, holders of all outstanding series of preferred stock (voting as a single class without regard to series) will have the right to elect two additional members to serve on the Company's Board of Directors until events of default have been cured. At March 31, 1997, there were no dividends in arrears and the Debt Ratio was 4.0%.

                  Except under certain conditions relating to the Company's qualification as a REIT, the Senior Preferred Stock are not redeemable prior to the following dates: Series A - September 30, 2002, Series B - March 31, 2003, Series C - June 30, 1999, Series D - September 30, 2004, Series E - January 31, 2005, Series F - April 30, 2005, Series G
         - December 31, 2000, Series H - January 31, 2001, Series I - October 31, 2001. On or after the respective dates, each of the series of Senior Preferred Stock will be redeemable at the option of the Company, in whole or in part, at $25 per share (or depository share in the case of the Series G, Series H and Series I), plus accrued and unpaid dividends.

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

                  The Series CC Preferred Stock ranks junior to the Company's Cumulative Senior Preferred Stock with respect to general preference rights and has a liquidation value of $1,000 per share. Other significant terms of the Series CC Preferred Stock include: (i) quarterly distributions equal to $32.50 per share, (ii) conversion, at anytime at the option of the holder, into common stock of the Company at a conversion price of $28.56, i.e, 35.014 shares of common stock for each share of Series CC Preferred Stock, and (iii) automatic conversion into common stock of the Company on March 31, 2000 at the conversion price described above.

                  Common stock
                  ------------

                  On March 18, 1997, the Company issued 4,600,000 shares of common stock, raising net proceeds of approximately $126.7 million. The Company intends to use the net proceeds from this offering to make investments in real estate.

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

                  For these purposes, FFO per share of Common Stock (as defined) was $1.89 for the four consecutive calendar quarters ended March 31, 1997.

                  Dividends
                  ---------

                  The following summarizes dividends paid during the first three months of 1997:

                                                               Distributions
                                                               Per Share or           Total
                                                             Depository Share     Distributions
                                                             ----------------     ---------------
                    Series A..............................      $    0.625         $  1,140,000
                    Series B..............................      $    0.575            1,372,000
                    Series C..............................      $    0.454              545,000
                    Series D..............................      $    0.594              713,000
                    Series E..............................      $    0.625            1,372,000
                    Series F..............................      $    0.609            1,401,000
                    Series G..............................      $    0.555            3,828,000
                    Series H..............................      $    0.528            3,565,000
                    Series I..............................      $    0.539            2,156,000
                    Convertible...........................      $    0.515            1,142,000
                    Series CC.............................        $260.000           15,328,000
                                                                                  ---------------
                                                                                     32,562,000

                    Common................................      $    0.220           19,457,000
                                                                                  ---------------
                                                                                    $52,019,000
                                                                                  ===============


                  On March 31, 1997, the Company prepaid a portion of the dividends relating to the Mandatory Convertible Series CC Preferred Stock which would have been payable quarterly through December 31, 1998. The total amount prepaid was approximately $13,412,000.


                  The dividend rate on the Series C Preferred Stock for the first quarter of 1997 was equal to 7.26%, per annum. The dividend rate per annum will be adjusted quarterly and will be equal to the highest of one of three U.S. Treasury indices (Treasury Bill Rate, Ten Year Constant Maturity Rate, and Thirty Year Constant Maturity Rate) multiplied by 110%. However, the dividend rate for any dividend period will not be less than 6.75% per annum nor greater than 10.75%. The dividend rate for the quarter ending June 30, 1997 will be equal to 7.623% per annum.

     9.  Events subsequent to March 31, 1997
         -----------------------------------

                  On April 11, 1997, the shareholders of each of Public Storage Properties XIV, Inc. ("PSP-14") and Public Storage Properties XV, Inc. ("PSP-15") approved the mergers of the respective corporations into the Company. In connection with the mergers, the Company issued an aggregate of 2.3 million shares of Common Stock and paid an additional $18.7 million in cash for the interest of PSP-14 and PSP-15 the Company did not own.

                  In April 1997, Public Storage Properties XVI, Inc. ("PSP-16"),
         Public Storage Properties XVII, Inc. ("PSP-17"), Public Storage Properties XVIII, Inc. ("PSP-18") and Public Storage Properties XIX, Inc. ("PSP-19") each agreed, subject to certain conditions, to merge with and into the Company. PSP-16, PSP-17, PSP-18 and PSP-19 are affiliated publicly traded equity real estate investment trusts. Each of the mergers is conditioned on approval by the respective shareholders of PSP-16, PSP-17, PSP-18 and PSP-19, however, the mergers are not conditioned on approval of each other. The Company expects that if approved by the shareholders, the mergers would be completed in June or July 1997.

                  The estimated value of PSP -16's properties is approximately $76.5 million. PSP-16 owns 22 properties (1,430,000 square feet). PSP-16 has 2,962,348 outstanding shares of common stock series A, 259,991 outstanding shares of common stock series B and 920,802 outstanding shares of common stock series C. The Company owns 632,050 shares of common stock series A, 210,510 shares of common stock series B and 607,194 shares of common stock series C. Upon completion of the merger, each outstanding share of common stock series A of PSP-16 (other than shares held by the Company) would be converted, at the election of the shareholders of PSP-16, into either shares of the Company's common stock with a market value of $20.76 or, with respect to up to 20% of the PSP-16 common stock series A, $20.76 in cash. The $20.76 conversion value will be reduced by any required final REIT distributions, such that the total consideration received, inclusive of any final required REIT distributions, is $20.76. In addition, each share of PSP-16 common stock series B and series C (other than shares held by the Company) will be converted into the right to receive $11.82 in the Company's common stock, plus the Series B shares will receive any required REIT distribution attributable to the PSP-16 common stock series B. The shares of PSP-16 common stock series A, B and C held by the Company will be canceled in the merger.

                  The estimated value of PSP-17's properties is approximately $72.8 million. PSP-17 owns 19 properties (1,425,000 square feet). One of these 19 properties, with 95,000 square feet, is jointly held with PSP-18. PSP-17 has 2,776,023 outstanding shares of common stock series A, 324,989 outstanding shares of common stock series B and 920,802 outstanding shares of common stock series C. The Company owns 505,400 shares of common stock series A, 295,487 shares of common stock series B and 851,142 shares of common stock series C. Upon completion of the merger, each outstanding share of common stock series A of PSP-17 (other than shares held by the Company) would be converted, at election of the shareholders of PSP-17, into either shares of the Company's common stock with a market value of $19.63 or, with respect to up to 20% of the PSP-17 common stock series A, $19.63 in cash. The $19.63 conversion value will be reduced by any required final REIT distributions, such that the total consideration received, inclusive of any final required REIT distributions, is $19.63. In addition, each share of PSP-17 common stock series B and series C (other than shares held by the Company) will be converted into the right to receive $10.26 in the Company's common stock, plus the Series B shares will receive any required REIT distribution attributable to the PSP-17 common stock series B. The shares of PSP-17 common stock series A, B and C held by the Company will be canceled in the merger.

                  The estimated value of PSP-18's properties is approximately $73.3 million. PSP-18 owns 18 properties (1,240,000 square feet). One of these 18 properties, with 95,000 square feet, is jointly held with PSP-17. PSP-18 has 2,775,900 outstanding shares of common stock series A, 324,989 outstanding shares of common stock series B and 920,802 outstanding shares of common stock series C. The Company owns 168,000 shares of common stock series A, 324,989 shares of common stock series B and 920,802 shares of common stock series C. Upon completion of the merger, each outstanding share of common stock series A of PSP-18 (other than shares held by the Company) would be converted, at election of the shareholders of PSP-18, into either shares of the Company's common stock with a market value of $20.38 or, with respect to up to 20% of the PSP-18 common stock series A, $20.38 in cash. The $20.38 conversion value will be reduced by any required final REIT distributions, such that the total consideration received, inclusive of any final required REIT distributions, is $20.38. In addition, each share of PSP-18 Series B and C, (other than shares held by the Company) will be converted into the right to receive $9.36 in the Company's Common Stock, plus the Series B shares will receive any required REIT distribution attributable to the PSP-18 Common Stock Series B. The shares of PSP-18 common stock series A, B and C held by the Company will be canceled in the merger.

                  The estimated value of PSP-19's properties is approximately $52.3 million. PSP-19 owns 14 properties (990,000 square feet). PSP-19 has 3,023,371 outstanding shares of common stock series A, 283,224 outstanding shares of common stock series B and 802,466 outstanding shares of common stock series C. The Company owns 646,145 shares of common stock series A, 283,224 shares of common stock series B and 802,466 shares of common stock series C. Upon completion of the merger, each outstanding share of common stock series A of PSP-19 (other than shares held by the Company) would be converted, at election of the shareholders of PSP-19, into either shares of the Company's common stock with a market value of $16.72 or, with respect to up to 20% of the PSP-19 common stock series A, $16.72 in cash. The $16.72 conversion value will be reduced by any required final REIT distributions, such that the total consideration received, inclusive of any final required REIT distributions, is $16.72. In addition, each share of PSP-19 Series B and C (other than shares held by the Company) will be converted into the right to receive $1.41 in the Company's common stock, plus the Series B shares will receive any required REIT distribution attributable to the PSP-19 common stock Series B. The shares of PSP-19 common stock series A, B and C held by the Company will be canceled in the merger.

Management's  Discussion  and  Analysis of  Financial  Condition
----------------------------------------------------------------
and Results of Operations
-------------------------

                  Historical Overview: During 1996 and the first three months of Fiscal 1997, the Company completed several business initiatives which have had a significant impact to the Company's comparative operating results for the three months ended March 31, 1997 and 1996:

                   * MERGERS WITH AFFILIATED REITS: During 1996, the Company completed eight mergers with affiliated REITs whereby the Company acquired 103 additional wholly-owned real estate facilities. The aggregate cost of these mergers was approximately $356.8 million which includes the Company's pre-existing investment in the affiliated REITs totaling $79.5 million.

                   * THIRD PARTY ACQUISITIONS: During 1996, the Company acquired 58 real estate facilities from various unaffiliated parties for an aggregate acquisition cost of approximately $202.7 million.

                   * DEVELOPMENT OF SELF-STORAGE FACILITIES: In 1995, the Company commenced development of self-storage facilities, opening one in 1995, four in 1996, and two in 1997. Eleven facilities (631,000 net rentable square feet) are under construction at March 31, 1997, with an aggregate cost incurred to date of $39.4 million and total additional estimated costs to complete of $21.4 million.

                   * PORTABLE SELF-STORAGE BUSINESS: In August 1996, the Company commenced operations in the portable self-storage business facilitated by the acquisition of an existing operator. As of March 31, 1997, the Company has opened 13 facilities.

                  At March 31, 1997, the Company's investment portfolio consists of (i) wholly-owned properties owned by the Company, (ii) properties owned by real estate partnerships in which the Company has significant ownership interests (the "Consolidated Partnerships"), and (iii) properties owned by real estate entities (partnerships and REITs) in which the Company's ownership interest and control are not sufficient to warrant the consolidation of such entities (the "Unconsolidated Entities"). The following table summarizes the Company's investment in real estate facilities as of March 31, 1997:


                                                        Number of Facilities in which the       Net Rentable Square Footage
                                                        Company has an ownership interest             (in thousands)
                                                        ---------------------------------    ----------------------------------
                                                       Self-Storage Commercial              Self-Storage Commercial
                                                        Facilities  Properties    Total      Facilities  Properties    Total
                                                        ----------- ----------   --------    ----------- -----------  ---------

           Wholly-owned facilities (a)                       431          -         431        26,368         -        26,368
           Facilities owned by Consolidated
             Partnerships                                    292         35         327        17,169     3,045        20,214
                                                        ----------- ----------   --------    ----------- -----------  ---------
               Total consolidated facilities                 723         35         758        45,357     3,045        46,582

           Facilities owned by Unconsolidated
             Entities                                        343         10         353        20,600       673        21,273
                                                        ----------- ----------   --------    ----------- -----------  ---------

               Total facilities in which the Company
                 has an ownership interest                 1,066         45       1,111        64,137     3,718        67,855
                                                        =========== ==========   ========    =========== ===========  =========

                                       15

                  (a) 35 commercial properties which were previously "wholly owned" at December 31, 1996 are now classified as "Facilities Owned by Consolidated Partnerships." Pursuant to the restructuring of the commercial properties operations, the Company and its consolidated partnerships contributed substantially all of their commercial properties to a newly created operating partnership, which is owned by American Office Park Properties, Inc., the Company's majority owned subsidiary and by the Company and its consolidated Partnerships.

                  Results of Operations
                  ---------------------

                  Net income for the three months ended March 31, 1997 was $42,318,000 compared to $32,341,000 for the same period in 1996, representing an increase of $9,977,000. Net income allocable to common shareholders increased to $23,168,000 for the three months ended March 31, 1997 compared to $17,175,000 for the same period in 1996. Net income per common share was $0.26 per share (based on weighted average shares outstanding of 89,476,000) for the three months ended March 31, 1997 compared to $0.24 per share (based on weighted average shares outstanding of 71,666,000) for the same period in 1996, representing an increase of 8.33%.

                  The increases in net income, net income allocable to common shareholders, and net income per share were primarily the result of improved property operations, the acquisition of additional real estate facilities during 1996, and the acquisition of additional partnership interests during 1997 and 1996. However, net income per common share for 1997 included the negative impact of (i) development activities ($0.01 per common share), (ii) the portable self-storage operations ($0.03 per common share), and (iv) the temporary uninvested proceeds from the issuance of preferred stock during the fourth quarter of 1996 and common stock issued in the first quarter of 1997 ($0.01 per common share). Net income per common share for the three months ended March 31, 1996 was also negatively impacted by temporary uninvested proceeds from the issuance of preferred stock ($0.01 per common share).

                  Operating results of the Company's property operations have increased significantly for the three months ended March 31, 1997 as compared to the same period in 1996, due to an improvement in the facilities owned throughout both periods, and an increase in the number of facilities through property acquisitions.

                  SELF-STORAGE OPERATIONS: The Company's self-storage operations account for over 90% of the total property operations and represent the largest source of comparison of variances from period to period. As a result, the following table is presented to further illustrate variances from period to period by (i) comparing the operating results of self-storage facilities which were owned by the Company throughout
         1996 and 1997 and (ii) outlining operating results for those self-storage facilities which were acquired by the Company in 1996 and 1997 whereby the operations represent partial results from the date the facility was acquired through the end of the period.

                    SUMMARY OF SELF-STORAGE FACILITY OPERATIONS
                                                                                        Three Months Ended March 31,
                                                                                  -----------------------------------------
                                                                                    1997              1996         Change
                                                                                  ------------    ------------  -----------
                                                                         (dollar amounts in thousands, except rents per square foot)
                    Rental income:
                        Pre-1996 acquisitions                                      $61,320          $ 57,865          6.0%
                        1996 and 1997 acquisitions                                  21,057               879      2,295.7%
                                                                                  ------------    ------------  -----------
                                                                                    82,377            58,744         40.2%
                                                                                  ------------    ------------  -----------

                    Cost of operations:
                        Pre-1996 acquisitions                                       19,342            18,298          5.7%
                        1996 and 1997 acquisitions                                   7,149               193      3,604.1%
                                                                                  ------------    ------------  -----------
                                                                                    26,491            18,491         43.3%
                                                                                  ------------    ------------  -----------
                    Net operating income:
                        Pre-1996 acquisitions                                       41,978            39,567          6.1%
                        1996 and 1997 acquisitions                                  13,908               686      1,927.4%
                                                                                  ------------    ------------  -----------
                                                                                  $ 55,886           $40,253         38.8%
                                                                                  ============    ============  ===========

                    Net rentable  square feet,  (in thousands
                     at the end of the period):
                        Pre-1996 acquisitions                                       32,139            32,139          -
                        1996 and 1997 acquisitions                                  11,398             1,854        514.8%

                    Number of facilities (at the end of the period):
                        Pre-1996 acquisitions                                          547               547          -
                        1996 and 1997 acquisitions                                     176                29        506.9%

                    Pre-1996 acquisitions:
                        Annualized realized rent per occupied square foot (a)        $8.52             $8.16          4.4%
                        Annualized scheduled rent per occupied square foot (b)       $9.12             $7.92         15.2%
                        Weighted average occupancy for the period                     89.3%             88.5%         0.9%

                    ---------------------------------------------------------
                    (a) Realized rent per square foot represents the actual revenue earned per occupied square foot after giving effect to discounts through the use of promotions.
                    (b) Scheduled rent per square foot represents the posted revenue per occupied square foot prior to giving effect to discounts through the use of promotions.

                  The comparative increases in the Company's self-storage operations are principally due to the acquisition of additional facilities. For the consistent group of facilities which were owned by the Company throughout each of the periods, improved operations are principally the result of improved weighted average occupancies combined with increased realized rent per square foot.

                  Commencing in early 1996, the Company began to experiment with a telephone reservation system designed to provide added customer service. Customers calling either the Company's toll-free telephone referral system, (800) 44-STORE, or a self-storage facility are directed to the Company's reservation system where a representative discusses with the customer space requirements, price and location preferences and also informs the customer of other products and services provided by the Company. The national reservation center was not fully operational for most of the Company's facilities until the fourth quarter of 1996.

                  In the second half of 1996, the Company began to increase its scheduled rents charged to new customers (prior to promotional discounts) and to existing tenants where warranted. As a result, both realized and scheduled rents per square foot increased during the three months ended March 31, 1997 as compared to the same period in 1996.

                  DEVELOPMENT OF  SELF-STORAGE  FACILITIES:  Commencing in 1995,
         the Company began to construct self-storage facilities. Through March 31, 1997, the Company constructed and opened for operation seven facilities, one of which began operations in 1995, four in 1996 and two in 1997. At March 31, 1997, the Company had eleven self-storage facilities (approximately 631,000 square feet) under construction with an aggregate cost incurred to date of approximately $39.4 million and total estimated costs to complete of $21.4 million. Generally the construction period takes 9 to 12 months followed by a 18 to 24 month fill-up process until the newly constructed facility reaches a stabilized occupancy level of approximately 90%. Due to the timing of the employment of the capital to construct the facilities and the relatively long "fill-up" period until the facilities reach a stabilized occupancy level, the Company believes that its development plans may create earnings dilution in the short-term. However, in April 1997, the Company entered into an agreement with a joint venture partner to develop approximately $220 million of self-storage facilities (see "Liquidity and Capital Resources - Development activities") and expects that the joint development of self-storage facilities will mitigate this earnings dilution to the extent of the joint venturer's interest.

                  COMMERCIAL PROPERTY OPERATIONS: Commercial property rental income and cost of operations presented on the consolidated statements of income reflect the operations of the 35 facilities owned by the Company. The following table summarizes the operating results (before depreciation) of these facilities for the three months ended March 31, 1997 and 1996.

                    Summary of Commercial Property Operations
                                                                                         Three Months Ended March 31,
                                                                                   ----------------------------------------
                                                                                      1997            1996         Change
                                                                                   ----------     ------------   ----------
                                                                         (dollar amounts in thousands, except rents per square foot)

                    Rental income:
                        Pre-1996 acquisitions                                       $4,991            $4,965          0.5%
                        1996 and 1997 acquisitions                                   2,606                 -          -
                                                                                   ----------     ------------   ----------
                                                                                     7,597             4,965         53.0%
                                                                                   ----------     ------------   ----------

                    Cost of operations:
                        Pre-1996 acquisitions                                        2,216             2,194          1.0%
                        1996 and 1997 acquisitions                                     968                 -          -
                                                                                   ----------     ------------   ----------
                                                                                     3,184             2,194         45.1%
                                                                                   ----------     ------------   ----------

                    Net operating income:
                        Pre-1996 acquisitions                                        2,775             2,771          0.1%
                        1996 and 1997 acquisitions                                   1,638                 -          -
                                                                                   ----------     ------------   ----------
                                                                                    $4,413            $2,771         59.3%
                                                                                   ==========     ============   ==========

                    Net rentable  square feet,  in thousands  (at the end of the period):
                        Pre-1996 acquisitions                                        2,004             2,004          -
                        1996 and 1997 acquisitions                                   1,041               291        257.7%

                    Number of facilities (at the end of the period):
                        Pre-1996 acquisitions                                           20                20          -
                        1996 and 1997 acquisitions                                      15                 2        650.0%

                    Pre-1996 acquisitions:
                    ----------------------

                        Annualized realized rent per occupied square foot (a)         $9.00             $8.76         2.7%
                        Weighted average occupancy for the period                     95.7%             96.3%        (0.6%)

                    ---------------------------------------------------------
                    (a) Realized rent per square foot represents the actual revenue earned per occupied square foot after giving effect to discounts through the use of promotions.

                  As indicated in the above table, the Company's commercial property operations have grown principally as a result of the addition of new properties. The operations of the consistent group of properties have been relatively stable, with changes in operations principally the result of changing occupancy levels and realized rental rates. Due to the size of the Company's investment in commercial properties relative to its self-storage facilities, the Company has not emphasized its growth in this segment of its portfolio.

                  Effective January 2, 1997, the Company restructured its commercial property operations to concentrate its investing efforts in real estate facilities containing commercial and industrial rental space through a separate entity. The Company believes that the restructuring will create a vehicle which should facilitate future growth in this segment of the real estate industry. The Company will participate in this growth through its ownership interest in the new entity. The Company currently owns approximately 85% of the economic interest in the new entity. Accordingly, due to the Company's significant ownership interest the Company will continue to consolidate the entity until such time that the Company's ownership and control is reduced to a level not warranting consolidation.

                  EQUITY IN EARNINGS OF REAL ESTATE ENTITIES: The Company currently has ownership interests in 41 limited partnerships and 8 REITs (collectively the "Unconsolidated Entities"). The Company's ownership interest in these entities ranges from 15% to 45%, but generally averages approximately 30%. Due to the Company's limited ownership interest and control of these entities, the Company does not consolidate the accounts of these entities for financial reporting purposes and accounts for such investments using the equity method.

                  Equity in earnings of real estate entities was $5,221,000 and $4,611,000 for the three months ended March 31, 1997 and 1996, respectively. The increase in 1997 as compared to 1996 reflects the effect of improved property operations (these improvements were similar to those experienced by the consolidated facilities in "property operations" above) and additional equity interests purchased in numerous other unconsolidated affiliates in 1996 for $83.9 million in cash. These factors were offset by the Company's purchase of eight affiliated REIT's and the acquisition of additional partnership interests in 1996, which resulted in the elimination of $124.7 million in equity investment (and, after the acquisition, the associated equity earnings) as these entities were consolidated or merged into the Company's operations.

                  Equity in earnings of real estate entities for the three months ended March 31, 1997 consists of the Company's pro rata share of earnings (including the Company's share of depreciation expense of
         $3,629,000)  of the  Unconsolidated  Entities  based upon the Company's ownership interest in each for the period. In addition, equity in earnings of real estate entities for the three months ended March 31, 1997 includes amortization totaling $1,622,000, representing the amortization of the Company's cost basis over the underlying book value of the Company's equity interest in each of the entities. The following table summarizes the components of the Company's equity in earnings of real estate entities:


                                                                   Three Months Ended March 31,
                                                          ---------------------------------------------------
                                                                 1997             1996         Dollar Change
                                                          ----------------   -------------   ----------------
                                                                      (Amounts in thousands)

           Self-storage operations                            $  8,635         $  8,828             $ (193)
           Commercial property operations                          629              754               (125)
           Depreciation:
             Self-storage facilities                            (3,401)          (4,213)               812
             Commercial properties                                (228)            (281)                53
           Other                                                  (414)            (477)                63
                                                          ----------------   -------------   ----------------
           Total equity in earnings of real
             estate entities                                  $  5,221         $  4,611             $  610
                                                          ================   =============   ================

                                       20

                  Similar to the Company, the Unconsolidated Entities generate substantially all of their income from their ownership of self-storage facilities. In the aggregate, the Unconsolidated Entities own a total of 353 facilities at March 31, 1997, including 343 self-storage facilities. The following summarizes combined operating data with respect to the Unconsolidated Entities at March 31, 1997:

               Selected Financial Data of Unconsolidated Entities
                                                                 (in thousands)
       ---------------------------------------------------------
       For the three months ended March 31, 1997:
            Rental income                                          $46,672
            Total revenues                                          47,159
            Cost of operations                                      17,494
            Depreciation                                             6,918
            Net income                                              19,494
       At March 31, 1997:
            Total assets                                          $840,552
            Total debt                                              89,821
            Total equity                                           713,275

                  The Company expects that its equity in earnings from Unconsolidated Entities will generally decrease as a result of the acquisition of additional interests in the Unconsolidated Entities by the Company. The Company has in the past, and may continue to seek to acquire in the future, real estate facilities owned by or additional interests in the Unconsolidated Entities.

                  PROPERTY MANAGEMENT OPERATIONS:

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

                  Property  management  operations  reflects the activities with respect to the management of facilities owned by affiliated unconsolidated entities. As a result, the revenues generated from its property management operations are generally predictable and dependent upon the future growth of rental income for these affiliated properties. The Company has in the past, and may continue to seek to acquire in the future, real estate facilities owned by affiliated entities which are not consolidated with the Company. Although the acquisition of such facilities will reduce management fee income to the Company, however, offsetting the reduction in management fee income will be a corresponding reduction in the cost of property operations as the facilities acquired by the Company will no longer incur property management fees.

                  During the three months ended March 31, 1997, the Company's property management operations generated net operating income of $2,576,000, as compared to $3,132,000 in the same period in 1996. This decrease is due to the business combinations which occurred during fiscal 1996, which resulted in fewer unconsolidated properties being managed by the Company in 1997 as compared to 1996, and by the acquisition of 25 properties during the fourth quarter of 1996 that were owned by unaffiliated parties and managed by the Company.

                  ANCILLARY BUSINESS: In an effort to attract a wider variety of customers, to further differentiate the Company from its competition and to generate new sources of revenues, additional business are being developed to complement the Company's self-storage business. These products include the sale of locks, boxes and packing supplies and the rental of trucks and other moving equipment through the implementation of (i) a retail expansion program, (ii) a truck rental program and more importantly (iii) a portable self-storage business. Although not material to the Company's overall operations, its ancillary business is expected to play a more important role in the future of the Company. The following table summarizes the Company's ancillary business operations:


                                                                                  Three Months Ended March 31,
                                                                     ----------------------------------------------------------
                                                                           1997                  1996            Dollar Change
                                                                     ----------------      ----------------     ---------------
                                                                                     (Amounts in thousands)

            Ancillary revenues:
            -------------------
                Packaging material and truck rental                      $   850                $  497            $     353
                Portable self-storage rents                                  472                     -                  472
                                                                     ----------------      ----------------     ---------------
                                                                           1,322                   497                  825
                                                                     ----------------      ----------------     ---------------

            Cost of operations - ancillary business
            ---------------------------------------
                Packaging material and truck rental                          519                   440                   79

                Portable self-storage                                      2,821                     -                2,821
                                                                     ----------------      ----------------     ---------------
                                                                           3,340                   440                2,900
                                                                     ----------------      ----------------     ---------------


            Net operating income (loss) - ancillary business
            ------------------------------------------------
                Packaging material and truck rental                          331                    57                  274
                Portable self-storage                                     (2,349)                    -               (2,349)
                                                                     ----------------      ----------------     ---------------
                                                                         $(2,018)               $   57              $(2,075)
                                                                     ================      ================     ===============

                                       22

                  In 1996,  the  Company  organized  Public  Storage  Pickup and
         Delivery,  Inc.  ("PSPUD")  as a  separate  corporation  to  operate  a
         portable   self-storage  business  that  rents  storage  containers  to customers for storage in central warehouses and provides related transportation services. The Company believes PSPUD's business complements the Company's existing operations and PSPUD is using the national telephone reservation system and various marketing initiatives, including radio and television, to promote its rental activity. At March 31, 1997, PSPUD has opened a total of 13 facilities, with an additional 8 facilities being opened through April 30, 1997. PSPUD presently anticipates expanding its operations to additional areas during 1997, subject to continuing evaluation of this business and the satisfaction of regulatory requirements. There can be no assurance on the level of PSPUD's expansion or profitability.

                  PSPUD's operations generated a loss of approximately $2.4 million in the first quarter of 1997, due to the start-up concerns mentioned above. PSPUD's operating experience is limited and its operations may be affected by such factors as the level of competition in the business, the demand for storage containers, general economic conditions, either nationally or in the market areas in which PSPUD operates, the rate of facility move-ins and move-outs, the availability of acceptable locations, the level of PSPUD's operating expenses and the cost of capital equipment. Until the facilities are operating profitably, PSPUD's operations are expected to adversely impact the Company's earnings growth rate. The extent of the impact will depend in significant part on the number, timing and performance of new facilities.

                  INTEREST AND OTHER INCOME: Interest and other income decreased
         $700,000 to $1,690,000 for the three months ended March 31, 1997 from $2,390,000 for the same period in 1996. Interest and other income principally consists of interest earned on cash balances and interest related to mortgage notes receivable. The decrease in interest income for the three months ended March 31, 1997 compared to the same period in 1996 is primarily due to a decrease in invested cash balances. From mid December 1995 through late January 1996, the Company, through two equity offerings of preferred stock, raised net proceeds of approximately $330 million. On March 18, 1997, the Company publicly issued 4.6 million shares of common stock raising net proceeds of approximately $126.7 million. Due to the timing to invest these proceeds into real estate assets, cash balances in interest bearing accounts during the three months ended March 31, 1997 were lower than during the same period in 1996.

                  DEPRECIATION AND AMORTIZATION: Depreciation and amortization expense has increased from $14,592,000 for the three months ended March 31, 1996 to $19,787,000 for the same period in 1997. This increase is principally due to the acquisition of additional real estate facilities during 1996. Amortization expense with respect to intangible assets totaled $2,327,000 for the three months ended March 31, 1997 and 1996.

                  GENERAL AND ADMINISTRATIVE EXPENSE: General and administrative expense was $1,619,000 for the three months ended March 31, 1997 and $1,361,000 the same period in 1996, an increase of $258,000. The Company has experienced and expects to continue to experience increased general and administrative costs due to the following: (i) the growth in the size of the Company has resulted in increased expenses, and (ii) the Company's property acquisition activities have continued to expand, resulting in certain additional costs incurred in connection with the acquisition of additional real estate facilities. General and administrative costs principally consist of state income taxes (for states in which the Company is a non-resident), investor relation expenses, and certain costs incurred in the acquisition and development of real estate facilities.

                  MINORITY  INTEREST  IN  INCOME:  Minority  interest  in income represents the income allocable to equity interests owned by others in the partnerships which are consolidated with the Company. Minority interest in income for the three months ended March 31, 1997 was $2,447,000 compared to $2,339,000 for the same period in 1996, representing an increase of $108,000. This increase is principally due the consolidation of two additional partnerships commencing on April 1, 1996 and the resulting increase in minority interest. Accordingly, unlike the first quarter of 1997, the first quarter of 1996 does not reflect the minority interest from these two partnerships. In determining income allocable to the minority interest for the three months ended March 31, 1997 and 1996, consolidated depreciation and amortization expense of approximately $2,357,000 and $2,901,000, respectively, was allocated to the minority interest.


                  SUPPLEMENTAL PROPERTY DATA AND TRENDS
                  There are approximately 72 ownership entities owning in aggregate 1,066 self-storage facilities, including the facilities which the Company owns and/or operates. At March 31, 1997, 343 of these facilities were owned by affiliated entities, entities in which the Company has an ownership interest and uses the equity method for financial statement presentation. The remaining 723 facilities are owned by the Company and Consolidated Partnerships many of which were acquired through business combinations with affiliates during 1996, 1995, and 1994.

                  In order to evaluate how the Company's overall portfolio has performed, management analyzes the operating performance of a consistent group of self-storage facilities representing 951 (55.8 million net rentable square feet) of the 1,066 self-storage facilities (herein referred to as "Same Store" self-storage facilities) which have been operated under the "Public Storage" name for at least the past three years. The Same Store group of properties includes 613 consolidated facilities and 338 facilities owned by Unconsolidated Entities. The following table summarizes the pre-depreciation historical operating results of the Same Store self-storage facilities:



                                                            Three months ended March 31,
                                                   -----------------------------------------------
                                                       1997               1996            Change
                                                   --------------     --------------    ----------
                                           (dollar amounts in thousands, except per square foot amounts)


           Rental income......................        $113,935            $107,006          6.5%
           Cost of operations (1).............          42,043              39,296          7.0%
                                                   --------------     --------------    ----------

           Net operating income...............         $71,892             $67,710          6.2%
                                                   ==============     ==============    ==========

           Gross profit margin (2)............        63.1%              63.2%             (0.1)%

           ..................................... .................. ................. ................
           Weighted Average:
           -----------------
                 Occupancy....................        89.7%              89.3%              0.4%

                 Annualized realized rent per
                   sq. ft. for period (3).....        $9.12              $8.64              5.6%

                 Annualized scheduled rent per
                   sq. ft. for period.........        $9.84              $8.40             17.1%

                 Annualized scheduled rent per
                   sq. ft at end of period..          $9.96              $8.40             18.6%

------------------------
                                       24

         1.   Assumes  payment of property  management  fees on all  facilities,
              including  those   facilities  owned  by  the  Company  for  which
              effective November 16, 1995 no fee is paid.


         2. Gross profit margin is computed by dividing property net operating income (before depreciation expense) by rental revenues. Cost of operations include a 6% management fee. The gross profit margin excluding the facility management fee was 69.1% and 69.2% in 1997 and 1996, respectively. On November 16, 1995, the Company acquired its facility manager and no longer incurs such fees on the properties it owns.

         3. Realized rent per square foot represents the actual revenue earned per occupied square foot. Management believes this is a more relevant measure then the scheduled rental rates, since scheduled rates can be discounted through the use of promotions.

                  As indicated above, in early 1996, the Company implemented a national telephone reservation system designed to provide added customer service for all the self-storage facilities under management by the Company. The Company believes that the improved operating results, as indicated in the above table, in large part are due to the success of the national telephone reservation system. However, the national telephone reservation system was not fully operational for most of the self-storage facilities until the later part of the fourth quarter of 1996.

                  Rental   income  for  the  Same  Store   facilities   included
         promotional discounts totaling $3,500,000 for the first three months in 1997 compared to $288,000 for the same period in 1996.


         LIQUIDITY AND CAPITAL RESOURCES
         -------------------------------

                  The Company has operated and intends to continue to operate in a self-sufficient manner without reliance on external sources of financing to fund its ongoing operating needs. The Company believes that funds internally generated from ongoing operations will continue to be sufficient to enable it to meet its operating expenses, capital improvements, debt service requirements and distributions to shareholders for the foreseeable future. Over the past several years, funds internally generated from ongoing operations have been in excess of the Company's operating needs, allowing the Company to retain cash flow, which it used to acquire additional real estate investments or make optional principal repayments on debt.

                  Despite the Company's ability to retain a portion of its internally generated cash flow, the Company's growth strategies have required the Company to seek external financing. The Company has an unsecured $150.0 million revolving credit facility with a group of banks which it uses as a temporary source of acquisition financing. The Company, however, seeks to ultimately finance all acquisitions with permanent sources of capital. As a result, the Company has raised capital through the public issuance of both common and preferred stock which was used to repay borrowings and make additional investments in real estate assets.

                  INTERNALLY  GENERATED  CASH FLOWS:  The Company  believes that important measures of its performance as well as its liquidity are cash provided by operations and funds from operations ("FFO") and the ability of these measures to find the Company's operating requirements (i.e., capital improvements, principal payments on debt and distribution requirements).

                  Net cash provided by operations  (as  determined in accordance with generally accepted accounting principles) reflects the cash generated from the Company's business before distributions to various equity holders, including the preferred shareholders, capital expenditures or mandatory principal payments on debt. Net cash provided by operations has increased to $68,164,000 from $53,742,000 for the three months ended March 31, 1997 and 1996, respectively.

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


                                                                               For the Three Months Ended March 31,
                                                                           -------------------------------------------
                                                                                    1997                   1996
                                                                           ----------------------  -------------------

           Net Income                                                        $     42,318,000        $     32,341,000
           Depreciation and amortization                                           19,787,000              14,592,000
           Depreciation from unconsolidated real estate investments                 3,629,000               4,494,000
           Minority interest in income                                              2,447,000               2,339,000
           Amortization of discounts on mortgage notes receivable                     (17,000)                (24,000)
                                                                           ----------------------  -------------------
                 Net cash provided by operating activities                         68,164,000              53,742,000

           Distributions from operations to minority interests (funds
             from operations allocable to minority interests)                      (4,792,000)             (5,240,000)
                                                                           ----------------------  -------------------
           Cash from operations/FFO available to the Company's shareholders        63,372,000              48,502,000
             Less: preferred stock dividends                                      (19,150,000)            (15,166,000)
                                                                           ----------------------  -------------------
           Cash from operations/FFO available to common shareholders               44,222,000              33,336,000
           Capital improvements to maintain facilities:
             Mini-warehouses                                                       (5,861,000)             (2,322,000)
             Business parks                                                          (431,000)               (495,000)
             Add back: minority interest share of capital improvements                398,000                 496,000
                                                                           ----------------------  -------------------

           Funds available for principal payments on debt, common
             dividends and reinvestment                                            38,328,000              31,015,000
           Cash distributions to common shareholders                              (19,457,000)            (15,748,000)
                                                                           ----------------------  -------------------
           Funds available for principal payments on debt and investment        $  18,871,000        $     15,267,000
                                                                           ======================  ===================

                                       26

                  See the consolidated statements of cash flows for the three months ended March 31, 1997 and 1996 for additional information
         regarding   the   Company's   investing   and   financing   activities.

                  Total FFO increased to $63,372,000 for the three months ended March 31, 1997 compared to $48,502,000 for the same period in 1996. FFO available to common shareholders (after deducting preferred stock dividends) increased to $44,222,000 for the three months ended March 31, 1997 compared to $33,336,000 for the same period in 1996. FFO means net income (loss) (computed in accordance with generally accepted accounting principles) before (i) gain (loss) on early extinguishment of debt, (ii) minority interest in income and (iii) gain (loss) on disposition of real estate, adjusted as follows: (i) plus depreciation and amortization (including the Company's pro-rata share of depreciation and amortization of unconsolidated equity interests and amortization of assets acquired in the PSMI Merger, including property management agreements and goodwill), and (ii) less FFO attributable to minority interest.

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

                  The Company accounts for its investments in the unconsolidated affiliated entities using the equity method of accounting, and accordingly, earnings are recognized based upon the Company's interest in each of the partnerships and REITs. This interest is based on the Company's share of the increase or decrease in the net assets of the entities from their operations. Provisions of the partnerships' and REITs' governing documents provide for the payment of preferred cash distributions to other investors (until certain specified amounts have been paid) without regard to the pro rata interest of all investors in current earnings. As a result, actual cash distributions paid to the Company for a period of time will be less than the Company's interest in the entities' FFO. During the three months ended March 31, 1997, FFO distributed to the Company was approximately $5.4 million less than the Company's share of FFO. Preferred cash distributions paid to other investors during each period have the effect of increasing the
         Company's economic interest in each of the respective entities and reducing the amount of future preference payments which must be paid to other investors before cash distributions will be shared on a pro rata basis with respect to each investor's actual interest. At March 31, 1997, the aggregate future preference payments to other investors is approximately $77.5 million and is expected to be paid over approximately 9 years, with approximately 40% of the amount being paid over the next 3 years.

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

                  Over the past five years, the Company's distribution policy has enabled it to retain significant funds (after capital improvements) to make additional investments and debt reductions. During first three months of 1997 and 1996, the Company distributed to common shareholders approximately 43.9% and 47.2% of its FFO available to common shareholders, respectively, allowing it to retain approximately $18.9 million and $15.3 million (an increase of approximately 23.5%), respectively, after satisfying its capital improvements and preferred stock dividend requirements (see table above).


                  DISTRIBUTION REQUIREMENTS: During the first three months of 1997, the Company paid dividends totaling $16,091,000 to the holders of the Company's Senior Preferred Stock, $16,471,000 to the holders of the Convertible Preferred Stock (of which $13,412,000 represents a prepayment of dividends due through December 31, 1998), and $19,457,000 to the holders of Common Stock.

                  CAPITAL IMPROVEMENT REQUIREMENTS: During 1997, the Company has budgeted approximately $26.6 million for capital improvements ($22.4 million for its self-storage facilities and $4.2 million for its business park facilities). The minority interests' share of the budgeted capital improvements is approximately $3.3 million. During the first three months of 1997, the Company incurred capital improvements of approximately $6.3 million.

                  During 1995, the Company commenced a program to enhance its visual icon and modernize the appearance of its self-storage facilities, including modernization of signs, paint color schemes, and rental offices. Included in the 1997 capital improvement budget is approximately $4.8 million with respect to these expenditures.

                  DEBT SERVICE REQUIREMENTS: The Company does not believe it has any significant refinancing risks with respect to its mortgage debt, all of which is at a fixed rate. The Company uses its $150.0 million of bank credit facility (all of which was unused as of May 13, 1997) primarily to fund acquisitions and provide financial flexibility and liquidity. The credit facility currently bears interest at LIBOR plus 0.47%.

                  At  March  31,  1997,   the  Company  had  total   outstanding
         borrowings of approximately $107.9 million. Approximate principal maturities of notes payable at March 31, 1997 are as follows:


                                                  7.08% Unsecured        Fixed Rate
                                                    Senior Notes        Mortgage Debt          Total
                                                  ----------------     ---------------   -----------------

           1997 (remainder of )                    $     6,500         $     4,175        $    10,675
           1998                                          7,250               7,929             15,179
           1999                                          8,000               6,467             14,467
           2000                                          8,750               2,707             11,457
           2001                                          9,500               2,997             12,497
           Thereafter                                   19,750              23,884             43,634
                                                  ----------------     ---------------   -----------------
                                                   $    59,750         $    48,159        $   107,909
                                                  ================     ===============   =================


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

                  The Company's portfolio of real estate facilities remains substantially unencumbered. At March 31, 1997, the Company had mortgage debt outstanding of $48.2 million and had consolidated real estate facilities with a book value of $1.9 billion. However, the Company has been reluctant to finance its acquisitions with debt and generally will only increase its mortgage borrowing through the assumption of pre-existing debt on acquired real estate facilities.

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

                  On March 18, 1997, the Company publicly issued 4.6 million shares of common stock, raising net proceeds of approximately $126.7 million. The Company intends to use the net proceeds from this offering to make investments in real estate, primarily self-storage, including mortgage loans and interest in real estate partnerships, to satisfy cash elections in connection with mergers with affiliated REITs and to fund expenditures of PSPUD.

                  MERGERS: On April 11, 1997, the shareholders of each of Public Storage Properties XIV, Inc. and Public Storage Properties XV, Inc. approved the mergers of the respective corporations into the Company. In connection with the mergers, the Company issued an aggregate of 2.3 million shares of common stock and paid $18.7 million in cash.

                  In April 1997, Public Storage Properties XVI, Inc. ("PSP-16"),
         Public Storage Properties XVII, Inc. ("PSP-17"), Public Storage Properties XVIII, Inc. ("PSP-18") and Public Storage Properties XIX, Inc. ("PSP-19") each agreed, subject to certain conditions, to merge with and into the Company. PSP-16, PSP-17, PSP-18 and PSP-19 are affiliated publicly traded equity real estate investment trusts. Each of the mergers is conditioned on approval by the respective shareholders of PSP-16, PSP-17, PSP-18 and PSP-19, however, the mergers are not conditioned on approval of each other. The Company expects that if approved by the shareholders, the mergers would be completed in June or July 1997.

                  The aggregate estimated cost of these pending mergers for the interest not owned by the Company is approximately $200 million. The Company currently owns, on average, approximately 33% of the equity interest in each of these affiliated REITs. The Company will acquire the remaining interest in each of these affiliated REITs for a combination of cash and common stock of the Company. See Note 9 to the Company's consolidated financial statements.

                  DEVELOPMENT ACTIVITIES: At March 31, 1997, the Company had eleven self-storage facilities (approximately 631,000 square feet)
         under construction with an aggregate cost incurred to date of approximately $39.4 million and total additional estimated cost to complete of $21.4 million. The Company currently has plans to develop an additional 15 self-storage facilities (approximately 927,000 square feet) in various locations at an estimated cost of approximately $60.4 million (aggregate costs incurred to date of approximately $3.3 million). The Company is evaluating the feasibility of developing additional self-storage facilities in selected markets in which there are few, if any, facilities to acquire at attractive prices and where the scarcity of other undeveloped parcels of land or other impediments to development make it difficult to construct additional competing facilities.

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

                  In April 1997, the Company formed a joint venture partnership with an unaffiliated partner to participate in the development of approximately $220 million of self-storage facilities (including selected facilities currently under development by the Company). The venture will be funded solely with equity capital consisting of 30% from the Company and 70% from the institutional investor. Initially, the Company contributed 8 facilities which were under development at March 31, 1997 to the joint venture partnership, and received a refund from the venture for 70% of the costs incurred to date in developing these properties.

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

PART II. OTHER INFORMATION

Item 5   Other Information
         -----------------

     On April 10, 1997, PSAF Development, Inc., a subsidiary of the Company, and an institutional investor entered into a limited partnership agreement relating to the development of mini-warehouses. See Note 3 of the Notes to Condensed Consolidated Financial Statements in this Form 10-Q. The limited partnership agreement is attached hereto as Exhibit 10 and is incorporated herein by this reference.


Item 6   Exhibits and Reports on Form 8-K
         --------------------------------

         (a)    The following Exhibits are included herein:

                (10)    Limited   Partnership   Agreement  of  PSAF  Development
                        Partners, L.P. between PSAF Development, Inc. and the Limited Partner dated as of April 10, 1997

                (11)    Statement re: Computation of Earnings per Share

                (12) Statement re: Computation of Ratio of Earnings to Fixed Charges

                (27)    Financial Data Schedule

         (b)    Reports on Form 8-K

                The Company filed a Current Report on Form 8-K dated March 12, 1997, pursuant to Item 5, which filed certain exhibits relating to the Company's public offering of Common Stock.




                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                DATED: May 14, 1997

                                PUBLIC STORAGE, INC.


                                BY:   /s/ John Reyes
                                      --------------
                                      John Reyes
                                      Senior Vice President and
                                        Chief Financial Officer
                                        (Principal financial officer)