Form 10-Q
period 1997-06-30
PUBLIC STORAGE INC /CA
filed 1997-08-14
CIK 318380

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D. C. 20549

                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934


For the quarterly period ended June 30, 1997
                               --------------


                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934


For the transition period from          to
                              ----------   -----------


Commission File Number: 1-8389
                        ------


                              PUBLIC STORAGE, INC.
                              --------------------
             (Exact name of registrant as specified in its charter)


             California                                          95-3551121
--------------------------------                          ---------------------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                            Identification Number)


701 Western Avenue, Glendale, California                            91201-2394
----------------------------------------                  ---------------------
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

                                [ X ] Yes [ ] No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of July 29, 1997:


Common Stock, $.10 par value, 102,962,244 shares outstanding
------------------------------------------------------------
Class B Common Stock, $.10 Par Value - 7,000,000 shares
-------------------------------------------------------
Equity Stock Series A, $.01 Par Value - 225,000 shares
-------------------------------------------------------

                              PUBLIC STORAGE, INC.

                                      INDEX


                                                                                 Pages
                                                                                 -----
PART I. FINANCIAL INFORMATION
-----------------------------

Item 1.   Condensed Consolidated Balance Sheets at
            June 30, 1997 and December 31, 1996                                    1

          Condensed Consolidated Statements of Income for the
            Three and Six Months Ended June 30, 1997 and 1996                      2

          Condensed Consolidated Statement of Shareholders' Equity
            for the Six Months Ended June 30, 1997                                 3

          Condensed Consolidated Statements of Cash Flows
            for the Six Months Ended June 30, 1997 and 1996                        4 - 5

          Notes to Condensed Consolidated Financial Statements                     6 - 14

Item 2.   Management's Discussion and Analysis of
            Financial Condition and Results of Operations                          15 - 26

PART II. OTHER INFORMATION (Items 1, 2, 3 , 4 and 5 are not applicable)
--------------------------

Item 6.   Exhibits and Reports on Form 8-K                                         27



                              PUBLIC STORAGE, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    (Amounts in thousands, except share data)
                                                                            June 30,                  December 31,
                                                                              1997                       1996
                                                                        -----------------          -----------------
                                     ASSETS                               (Unaudited)
                                     ------
    Cash and cash equivalents............................               $     84,425               $     26,856
    Real estate facilities, at cost:
       Land..............................................                    725,194                    596,141
       Buildings.........................................                  1,964,869                  1,625,172
                                                                        -----------------          -----------------
                                                                           2,690,063                  2,221,313
       Accumulated depreciation..........................                   (333,552)                  (297,655)
                                                                        -----------------          -----------------
                                                                           2,356,511                  1,923,658

    Investment in real estate entities...................                    249,926                    350,190
    Intangible assets, net...............................                    217,598                    222,253
    Other assets.........................................                     57,283                     49,195
                                                                        -----------------          -----------------
                  Total assets...........................               $  2,965,743               $  2,572,152
                                                                        =================          =================

                      LIABILITIES AND SHAREHOLDERS' EQUITY
                      ------------------------------------

    Notes payable........................................               $    104,116               $    108,443
    Accrued and other liabilities........................                     53,594                     41,467
                                                                        -----------------          -----------------
             Total liabilities...........................                    157,710                    149,910

    Minority interest....................................                    166,984                    116,805

    Commitments and contingencies

    Shareholders' equity:

        Preferred Stock, $0.01 par value, 50,000,000
         shares authorized, - 13,328,409 shares issued
         and outstanding (13,421,580 issued and
         outstanding at December 31, 1996), at
         liquidation preference:
             Cumulative Preferred Stock, issued in series                    718,900                    718,900
             Convertible Preferred Stock.................                     55,119                    114,929

       Common stock, $0.10 par value, 200,000,000 shares
         authorized, 102,932,230 shares issued and
         outstanding (88,362,026 at December 31, 1996)...                     10,294                      8,837

       Class B Common Stock, $0.10 par value, 7,000,000
         shares authorized and issued....................                        700                        700

       Paid-in capital...................................                  1,852,022                  1,454,387
       Cumulative net income.............................                    482,989                    396,420
       Cumulative distributions paid.....................                   (478,975)                  (388,736)
                                                                        -----------------          -----------------
             Total shareholders' equity..................                  2,641,049                  2,305,437
                                                                        -----------------          -----------------
                  Total liabilities and shareholders'
                  equity.................................               $  2,965,743               $  2,572,152
                                                                        =================          =================

                             See accompanying notes.

                              PUBLIC STORAGE, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                  (Amounts in thousands, except per share data)

                                   (Unaudited)
                                                               For the Three Months Ended        For the Six Months Ended
                                                                        June 30,                         June 30,
                                                                  ----------------------          -------------------------
                                                                    1997            1996            1997             1996
                                                                  -------         --------        --------          --------
       REVENUES:
          Rental income:
             Self-storage facilities..................          $  89,171      $  66,117        $ 171,548         $ 124,861
             Commercial properties....................              8,571          5,704           16,168            10,669
          Equity in earnings of real estate entities..              5,029          5,479           10,250            10,090
          Facility management fees....................              2,891          3,549            5,943             7,309
          Ancillary business income...................              2,405            740            3,727             1,237
          Interest and other income...................              2,619          1,521            4,292             3,887
                                                                  -------         --------        --------          --------
                                                                  110,686         83,110          211,928           158,053
                                                                  -------         --------        --------          --------

       EXPENSES:
         Cost of operations:
             Self-storage facilities..................             26,403         19,485           52,894            37,976
             Commercial properties....................              3,573          2,392            6,757             4,586
         Cost of facility management..................                466            547              942             1,175
         Cost of operations - ancillary business......              9,052            422           12,392               862
         Depreciation and amortization ...............             20,758         16,119           40,528            30,687
         General and administrative...................              1,667          1,698            3,286             3,059
         Interest expense.............................              1,962          2,232            3,559             4,813
                                                                  -------         --------        --------          --------
                                                                   63,881         42,895          120,358            83,158
                                                                  -------         --------        --------          --------
       Income before minority interest................             46,805         40,215           91,570            74,895

       Minority interest in income....................             (2,554)        (2,476)          (5,001)           (4,815)
                                                                  -------         --------        --------          --------

       Net income.....................................          $  44,251      $  37,739        $  86,569         $  70,080
                                                                  =======         ========        ========          ========

       Net income allocation:
          Allocable to preferred shareholders.........          $  30,668      $  17,896        $  49,818         $  33,062
          Allocable to common shareholders............             13,583         19,843           36,751            37,018
                                                                  -------         --------        --------          --------
                                                                $  44,251      $  37,739        $  86,569         $  70,080
                                                                  =======         ========        ========          ========

       PER COMMON SHARE:

       Net income.....................................           $   0.14        $   0.27        $   0.39          $    0.51
                                                                  =======         ========        ========          ========

       Weighted average common shares outstanding.....             98,046           73,537          93,883            72,749
                                                                  =======         ========        ========          ========

                             See accompanying notes.

                              PUBLIC STORAGE, INC.
            CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                     For the Six Months Ended June 30, 1997
                    (Amounts in thousands except share data)

                                   (Unaudited)
                                                                    Preferred Stock
                                                               -------------------------                  Class B
                                                               Cumulative                    Common       Common
                                                                 Senior      Convertible      Stock        Stock
                                                               ---------      ---------     ---------    ---------
Balances at December 31, 1996...........................       $ 718,900      $ 114,929     $   8,837    $     700

Issuance of common stock:
     In connection with mergers (7,681,432 shares) .....               -              -           768            -
     Public issuance (4,600,000 shares).................               -              -           460            -
     Other (46,932 shares)..............................               -              -             5            -

Conversion of 8.25% Convertible Preferred Stock
   into common stock (57,570 shares)....................               -           (855)            6            -

Conversion of Mandatory Convertible Preferred Stock,
   Series CC into common stock (2,184,250 shares).......               -        (58,955)          218            -

Net income..............................................               -              -             -            -

Cash distributions:
   Cumulative Senior Preferred Stock....................               -              -             -            -
   Mandatory Convertible Preferred Stock, Series CC.....               -              -             -            -
   8.25% Convertible Preferred Stock....................               -              -             -            -
   Common Stock.........................................               -              -             -            -
                                                               ---------      ---------     ---------    ---------
Balances at June 30, 1997...............................        $718,900        $55,119       $10,294    $     700
                                                               =========      =========     =========    =========

                              PUBLIC STORAGE, INC.
            CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                     For the Six Months Ended June 30, 1997
                    (Amounts in thousands except share data)

                                   (Unaudited)




                                                                                                                 Total
                                                                  Paid-in     Cumulative     Cumulative      Shareholders'
                                                                  Capital     Net Income    Distributions       Equity
                                                               ----------     ---------     ----------        ------------
Balances at December 31, 1996...........................       $1,454,387     $ 396,420     $ (388,736)       $  2,305,437

Issuance of common stock:
     In connection with mergers (7,681,432 shares) .....          211,232             -              -             212,000
     Public issuance (4,600,000 shares).................          126,239             -              -             126,699
     Other (46,932 shares)..............................              578             -              -                 583

Conversion of 8.25% Convertible Preferred Stock
   into common stock (57,570 shares)....................              849             -              -                   -

Conversion of Mandatory Convertible Preferred Stock,
   Series CC into common stock (2,184,250 shares).......           58,737             -              -                   -

Net income..............................................                -        86,569              -              86,569

Cash distributions:
   Cumulative Senior Preferred Stock....................                -             -        (32,212)            (32,212)
   Mandatory Convertible Preferred Stock, Series CC.....                -             -        (15,328)            (15,328)
   8.25% Convertible Preferred Stock....................                -             -         (2,278)             (2,278)
   Common Stock.........................................                -             -        (40,421)            (40,421)
                                                               ----------     ---------     ----------       -------------
Balances at June 30, 1997...............................       $1,852,022      $482,989      $(478,975)         $2,641,049
                                                               ==========     =========     ==========       =============

                             See accompanying notes.

                              PUBLIC STORAGE, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Amounts in thousands)

                                   (Unaudited)

                                                                                               For the Six Months Ended
                                                                                                         June 30,
                                                                                             ----------------------------
                                                                                                 1997             1996
                                                                                             -----------      -----------
      Cash flows from operating activities:
         Net income..........................................................                $  86,569         $  70,080
         Adjustments to reconcile  net income to net cash  provided by operating activities:
           Depreciation and amortization.....................................                   40,528            30,687
           Depreciation included in equity in earnings of real estate entities                   6,685             8,826
           Minority interest in income.......................................                    5,001             4,815
                                                                                             -----------      -----------
               Total adjustments.............................................                   52,214            44,328
                                                                                             -----------      -----------
                   Net cash provided by operating activities.................                  138,783           114,408
                                                                                             -----------      -----------

      Cash flows from investing activities:
           Capital improvements to real estate facilities....................                  (15,040)           (7,737)
           Construction in process...........................................                  (34,587)          (21,173)
           Acquisition of real estate facilities.............................                        -           (91,500)
           Capital expenditures of portable self-storage operations
             (included in other assets) .....................................                  (11,164)                -
           Acquisition of interests in real estate entities..................                   (9,079)          (70,862)
           Acquisition cost of business combinations.........................                  (68,862)          (53,706)
           Acquisition of minority interests.................................                  (10,416)           (4,588)
           Other.............................................................                      603            (9,295)
                                                                                             -----------      -----------
                   Net cash used in investing activities.....................                 (148,545)         (258,861)
                                                                                             -----------      -----------

      Cash flows from financing activities:
           Net borrowings on note payable to banks...........................                        -             5,000
           Principal payments on notes payable...............................                   (4,327)          (43,683)
           Net proceeds from the issuance of preferred stock.................                        -           163,133
           Net proceeds from the issuance of common stock....................                  127,282            31,031
           Distributions paid to shareholders................................                  (90,239)          (65,238)
           Distributions from operations to minority interests in real
             estate partnerships.............................................                   (9,520)          (10,524)
           Net reinvestment by minority interests into real estate partnerships.                38,570               480
           Other.............................................................                    5,565             3,645
                                                                                             -----------      -----------
                   Net cash provided by financing activities.................                   67,331            83,844
                                                                                             -----------      -----------

      Net increase (decrease) in cash and cash equivalents...................                   57,569           (60,609)
      Cash and cash equivalents at the beginning of the period...............                   26,856            80,436
                                                                                             -----------      -----------
      Cash and cash equivalents at the end of the period.....................                $  84,425         $  19,827
                                                                                             ===========      ===========

                             See accompanying notes.

                              PUBLIC STORAGE, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Amounts in thousands)

                                   (Unaudited)

                                   (Continued)

                                                                                            For the Six Months Ended
                                                                                                    June 30,
                                                                                   -----------------------------------------
                                                                                            1997                  1996
                                                                                   ------------------       ----------------
      SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:

       Acquisition of real estate facilities in exchange for the cancellation of mortgage notes  receivable,  the assumption of mortgage notes payable,
          and issuance of common and preferred stock...............................     $          -         $    (2,401)

       Business combinations:
          Real estate facilities..................................................           (413,597)          (249,044)
          Other assets............................................................             (2,667)            (4,780)
          Accrued and other liabilities...........................................             11,342              5,799
          Minority interest.......................................................             21,402             20,139

       Net reduction to investment in real estate entities in connection with
          business combinations...................................................            102,658             63,308

       Assumption of mortgage notes payable in connection with the acquisition of
          real estate facilities..................................................                  -              1,701

       Cancellation of mortgage notes receivable in connection with the acquisition
          of real estate facilities...............................................                  -                700

       Issuance of Mandatory Convertible Preferred Stock, Series CC...............                  -             58,955

       Issuance of common stock in connection with:
          - business combinations.................................................            212,000             47,116
          - conversions of 8.25% Convertible Preferred Stock......................                855                273
          - conversions of Mandatory Convertible Preferred Stock..................             58,955             28,470

       Conversion of 8.25% Convertible Preferred Stock into common stock..........               (855)              (783)

       Conversion of Mandatory Convertible Preferred Stock into common stock......            (58,955)           (28,470)

       Increase in accrued and other liabilities:
          - accrued cash portion of merger costs..................................                  -              4,801

                             See accompanying notes.

                              PUBLIC STORAGE, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 1997


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

          The Company invests in real estate facilities primarily through the acquisition of wholly-owned facilities combined with the acquisition of equity interests in real estate entities owning real estate facilities. At June 30, 1997, the Company had direct and indirect equity interests in 1,122 properties located in 38 states, including 1,070 self-storage facilities and 52 commercial properties.

2.   Summary of significant accounting policies
     ------------------------------------------

          Basis of presentation
          ---------------------

          The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The preparation of the consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from estimates. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 1997 are not necessarily indicative of the results that may be expected for the year ended December 31, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1996.

          The consolidated financial statements include the accounts of (i) the Company, (ii) majority owned subsidiaries which are involved in the sale of locks and boxes, rental of trucks and portable self-storage, and the management and operation of commercial properties, and (iii) twenty-two limited partnerships in which the Company has significant economic interest (in excess of 50%) and is able to exercise significant control (the "Consolidated Partnerships"). Collectively, the Company, the majority owned subsidiaries, and the Consolidated Partnerships own a total of 876 real estate facilities, consisting of 826 self-storage facilities and 50 commercial properties.

          The Company also has equity investments in 41 other affiliated limited partnerships and two REITs owning in aggregate 246 real estate facilities (244 self-storage facilities and 2 commercial properties) which are managed by the Company. The Company's ownership interest in such real estate entities is less than 50% of the total equity interest and, accordingly, the Company's investments in these real estate entities are accounted for using the equity method.

                              PUBLIC STORAGE, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 1997



          Income taxes
          ------------

          For all taxable years subsequent to 1980, the Company qualified and intends to continue to qualify as a REIT, as defined in Section 856 of the Internal Revenue Code. As a REIT, the Company is not taxed on that portion of its taxable income which is distributed to its shareholders provided that the Company meets certain tests. The Company believes it will meet these tests during 1997 and, accordingly, no provision for income taxes has been made in the accompanying financial statements.

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

          Intangible assets
          -----------------

          Intangible assets consist of property management contracts ($165,000,000) and the cost over the fair value of net tangible and identifiable intangible assets ($67,726,000) acquired in a 1995 merger with an affiliate. Intangible assets are amortized by the straight-line method over 25 years. At June 30, 1997, intangible assets are net of accumulated amortization of $15,128,000 ($10,473,000 at December 31, 1996). Included in depreciation and amortization expense for the three and six months ended June 30, 1997 and 1996 is $2,328,000 and $4,655,000, respectively, related to the amortization of intangible assets.

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

          Net income per common share
          ---------------------------

          Net income per common share is computed using the weighted average common shares outstanding (adjusted for stock options). The inclusion of the Class B Common Stock in the determination of earnings per common share is anti-dilutive and, accordingly, are not included in the computation in either period. The Company's preferred stocks are not common stock equivalents. Fully diluted earnings per common share are not presented, as the assumed conversion of the Company's convertible preferred stocks would be anti-dilutive.

          In computing earnings per common share, preferred stock dividends reduced income available to common stockholders. At the end of the first quarter of 1997, the Company paid a non-recurring special dividend to the holder of the Series CC Convertible Preferred Stock totaling $13.4 million. As a result of this payment, the Company would not have been required to pay quarterly dividends with respect to the Series CC Convertible Preferred Stock until the quarter ended March 31, 1999. During the second quarter of

                              PUBLIC STORAGE, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 1997

     1997, the Series CC Convertible Preferred Stock converted into common stock. Net income allocable to the Company's preferred stock for the three and six months ended June 30, 1997 reflects the special dividends paid to the Series CC Convertible preferred stock of $13.4 million in each period compared to $1.9 million in each of the comparable periods in 1996.

          In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings per Share, which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effects of stock options will be excluded. The impact of the new standard will not have a material impact on either primary or fully-diluted earnings per common share for the three and six months ended June 30, 1997 and 1996.

          Reclassification
          ----------------

          Certain reclassifications have been made to the consolidated finanical statements for 1996 in order to conform to the 1997 Presentation.

3.   Business combinations
     ---------------------

          Mergers with affiliated REITs
          -----------------------------

          During the second quarter of 1997, the Company completed merger transactions with six affiliated public REITs whereby the Company acquired all the outstanding stock of the REITs which it did not previously own in exchange for cash and common stock of the Company. The aggregate acquisition cost of these mergers is summarized as follows:

                                                                                        Merger consideration
                                                                        ---------------------------------------------------
                                                                        Common Stock               Pre-existing
     Entity                                              Date of merger                   Cash      investment      Total
     -----------------------------------------           --------------   ---------    ---------   ------------   ---------
                                                                                        (Amounts in thousands)

     Public Storage Properties XIV, Inc.                 April 11, 1997   $ 34,450       $ 9,145      $19,977     $ 63,572
     Public Storage Properties XV, Inc.                  April 11, 1997     29,764         8,883       18,137       56,784
     Public Storage Properties XVI, Inc.                 June 24, 1997      41,060        10,804       22,225       74,089
     Public Storage Properties XVII, Inc.                June 24, 1997      34,590        15,793       25,862       76,245
     Public Storage Properties XVIII, Inc.               June 24, 1997      39,727        17,570       19,841       77,138
     Public Storage Properties XIX, Inc.                 June 24, 1997      32,409         6,667       18,003       57,079
                                                                          ---------    ---------   ------------   ---------
                                                                          $212,000       $68,862     $124,045      $404,907
                                                                          =========    =========   ============   =========

          Other business combination
          --------------------------

          During the second quarter of 1997, the Company acquired limited partnership interest of an affiliated partnership for $22,500,000, consisting of the issuance of the Company's Equity Stock, Series A to the affiliated partnership. The acquisition of this interest, combined with the Company's existing general partnership interest in the partnership, significantly increased the Company's ownership interest and control of the partnership and, as a result, the Company began to consolidate the accounts of this partnership.

          Each of the above mergers with affiliated REITs and acquisition of partnership interests has been accounted for as a purchase; accordingly, allocations of the total acquisition cost to the net assets acquired were made based on the fair value of such assets and liabilities as of the dates of each respective transaction. The fair market values of the assets and liabilities assumed with respect to the transactions are summarized as follows:

                              PUBLIC STORAGE, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 1997



                                                      REIT           Partnership
                                                     mergers         acquisition          Total
                                                ----------------   --------------     -------------
                                                                   (In thousands)

     Real estate facilities...................         $413,597      $        -       $  413,597
     Investment in real estate entities.......                -          21,387           21,387
     Other assets.............................            2,424             243            2,667
     Accrued and other liabilities............          (11,114)           (228)         (11,342)
     Minority interest........................                -         (21,402)         (21,402)
                                                ----------------   --------------     -------------
                                                       $404,907      $        -        $ 404,907
                                                ================   ==============     =============


          The historical operating results of the above business combinations prior to each respective acquisition date have not been included in the Company's historical operating results. Pro forma selected financial data for the six months ended June 30, 1997 and 1996 as though the above business combinations had been effective at the beginning of each period are as follows:



                                                                           Six Months Ended           Six Months Ended
          (In thousands, except per share data)                              June 30, 1997             June 30, 1996
          -------------------------------------------------------          -----------------        -----------------


          Revenues...............................................               $ 234,196                  $ 183,317
          Net income.............................................               $  90,729                  $  75,715
          Net income per common share............................                   $0.40                      $0.53


          The pro forma data does not purport to be indicative of operations that would have occurred had the business combinations occurred at the beginning of each period or future results of operations of the Company. Certain pro forma adjustments were made to the combined historical amounts to reflect expected reductions in general and administrative expenses combined with an estimated increase in depreciation and amortization expense.

                              PUBLIC STORAGE, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 1997

4.   Real estate facilities
     ----------------------

          Activity in real estate facilities during 1997 is as follows:


                                                                       Number of real       Net rentable square
                                                                      estate facilities           feet            Net carrying cost
                                                                      -----------------     -------------------  ------------------
                                                                             (Amounts in thousands, except number of facilities)
                Operating Facilities
                  Balance at December 31, 1996...............                 756                46,462            $2,185,498
                  Property acquisitions - mergers............                 114                 6,934               412,824
                  Newly opened developed facilities..........                   6                   432                36,824
                   Acquisition of minority interest..........                   -                     -                 5,179
                  Capital improvements.......................                   -                     -                15,040
                  Other......................................                   -                     -                   347
                                                                      -----------------     -------------------  ------------------
                   Balance at June 30, 1997..................                 876                53,828             2,655,712
                                                                      -----------------     -------------------  ------------------

                Construction in progress:
                  Balance at December 31, 1996...............                  11                   707                35,815
                  Expansion  projects acquired in  mergers...                   -                    39                   773
                  Current development........................                   9                   476                34,587
                  Newly opened developed facilities..........                  (6)                 (432)              (36,824)
                                                                      -----------------     -------------------  ------------------
                   Balance at June 30, 1997..................                  14                   790                34,351
                                                                      -----------------     -------------------  ------------------

                Accumulated depreciation:
                  Balance at December 31, 1996...............                   -                     -              (297,655)
                  Additions during the year..................                   -                     -               (35,897)
                                                                      -----------------     -------------------  ------------------
                   Balance at June 30, 1997..................                   -                     -              (333,552)
                                                                      -----------------     -------------------  ------------------
                Total real estate facilities.................                 890                54,618           $ 2,356,511
                                                                      =================     ===================  ==================


          The Company's policy is to capitalize interest incurred on debt during the course of construction of its self-storage facilities. Interest capitalized during the three and six months ended June 30, 1997 was $354,000 and $1,089,000, respectively, compared to $403,000 and $597,000, respectively, for the same periods in 1996.


5.  Investment in real estate entities
    ----------------------------------

          The Company's investment in real estate entities at June 30, 1997 generally consists of limited and general partnership interests in approximately 41 affiliated partnerships and common stock in 2 affiliated REITs. Such interests consist of ownership interests ranging from 15% to 45% and are accounted for using the equity method of accounting.

          During the three and six months ended June 30, 1997, the Company recognized earnings from its investments totaling $5,029,000 and $10,250,000, respectively. Included in equity in earnings of real estate entities for the three and six months ended June 30, 1997 is the Company's share of depreciation expense totaling $3,056,000 and $6,685,000, respectively.

                              PUBLIC STORAGE, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 1997


          Summarized combined financial data (based on historical cost) with respect to those unconsolidated real estate entities in which the Company had an ownership interest at June 30, 1997 are as follows:


                                                                         Six Months Ended June 30,
                                                                      -------------------------------
                                                                         1997                 1996
                                                                      --------------   --------------
                                                                             (in thousands)

         Rental income.....................................            $64,393               $59,244
         Total revenues....................................             65,300                60,656
         Cost of operations................................             19,330                18,007
         Depreciation......................................              9,033                 8,618
         Net income........................................             27,792                25,258

         Total assets, net of accumulated depreciation.....            578,820               551,105
         Total debt........................................             79,061                82,081
         Total equity......................................            479,323               447,947


6.  Revolving line of credit
    ------------------------

          As of June 30, 1997, the Company had no borrowings on its unsecured credit agreement with a group of commercial banks. The credit agreement (the "Credit Facility") has a borrowing limit of $150.0 million and an expiration date of July 31, 2001. The expiration date may be extended by one year on each anniversary of the credit agreement. Interest on outstanding borrowings is payable monthly. At the option of the Company, the rate of interest charged is equal to (i) the prime rate or (ii) a rate ranging from the London Interbank Offered Rate ("LIBOR") plus 0.40% to LIBOR plus 1.10% depending on the Company's credit ratings and coverage ratios, as defined. In addition, the Company is required to pay a quarterly commitment fee of 0.250% (per annum) of the unused portion of the Credit Facility. The Credit Facility allows the Company, at its option, to request the group of banks to propose the interest rate they would charge on specific borrowings not to exceed $50 million. However, in no case may the interest rate proposal be greater than the amount provided by the Credit Facility.

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

                              PUBLIC STORAGE, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 1997

8.  Shareholders' equity
    --------------------
          Preferred stock
           ---------------

          At June 30, 1997 and December 31, 1996, the Company had the following series of Preferred Stock outstanding:

                                                                      At June 30, 1997              At December 31, 1996
                                                                ----------------------------    ----------------------------
                                                   Dividend        Shares         Carrying         Shares         Carrying
                          Series                     Rate       Outstanding        Amount       Outstanding        Amount
           -----------------------------------    ----------    --------------  ------------    ------------   -------------
           Series A ..........................       10.000%      1,825,000     $ 45,625,000      1,825,000     $ 45,625,000
           Series B ..........................        9.200%      2,386,000       59,650,000      2,386,000       59,650,000
           Series C...........................    Adjustable      1,200,000       30,000,000      1,200,000       30,000,000
           Series D...........................        9.500%      1,200,000       30,000,000      1,200,000       30,000,000
           Series E...........................       10.000%      2,195,000       54,875,000      2,195,000       54,875,000
           Series F...........................        9.750%      2,300,000       57,500,000      2,300,000       57,500,000
           Series G ..........................        8.875%          6,900      172,500,000          6,900      172,500,000
           Series H ..........................        8.450%          6,750      168,750,000          6,750      168,750,000
           Series I ..........................        8.625%          4,000      100,000,000          4,000      100,000,000
                                                                --------------  ------------    ------------   -------------
             Total Cumulative Senior Preferred
             Stock............................                   11,123,650      718,900,000     11,123,650      718,900,000
                                                                --------------  ------------    ------------   -------------


           Convertible........................         8.25%      2,204,759       55,119,000      2,238,975       55,974,000
           Mandatory Convertible,   Series CC.        13.00%              -                -         58,955       58,955,000
                                                                --------------  ------------    ------------   -------------
             Total Convertible Preferred Stock                    2,204,759       55,119,000      2,297,930      114,929,000
                                                                --------------  ------------    ------------   -------------
                                                                 13,328,409     $774,019,000     13,421,580     $833,829,000
                                                                ==============  ============    ============   =============

          The Series A through Series I stock (collectively the "Cumulative Senior Preferred Stock") have general preference rights with respect to liquidation and quarterly distributions. With respect to the payment of dividends and amounts upon liquidation, all of the Company's Convertible Preferred Stock ranks junior to the Cumulative Senior Preferred Stock and any other shares of preferred stock of the Company ranking on a parity with or senior to the Cumulative Senior Preferred Stock. The Convertible Preferred Stock ranks senior to the common stock, any additional class of common stock and any series of preferred stock expressly made junior to the Convertible Preferred Stock.

          Holders of the Company's preferred stock, except under certain conditions and as noted above, will not be entitled to vote on most matters. In the event of a cumulative arrearage equal to six quarterly dividends or failure to maintain a Debt Ratio (as defined) of 50% or less, holders of all outstanding series of preferred stock (voting as a single class without regard to series) will have the right to elect two additional members to serve on the Company's Board of Directors until events of default have been cured. At June 30, 1997, there were no dividends in arrears and the Debt Ratio was 3.5%.

          Except under certain conditions relating to the Company's qualification as a REIT, the Senior Preferred Stock are not redeemable prior to the following dates: Series A - September 30, 2002, Series B - March 31, 2003, Series C - June 30, 1999, Series D - September 30, 2004, Series E - January 31, 2005, Series F April 30, 2005, Series G - December 31, 2000, Series H - January 31, 2001, and Series I - October 31, 2001. On or after the respective dates, each of the series of Senior Preferred Stock will be redeemable at the option of the Company, in whole or in part, at $25 per share (or depository share in the case of the Series G, Series H and Series I), plus accrued and unpaid dividends.

          The Convertible Preferred Stock is convertible at any time at the option of the holders of such stock into shares of the Company's common stock at a conversion rate of 1.6835 shares of common stock for each share of Convertible Preferred Stock, subject to adjustment in certain circumstances. On or after July 1, 1998, the Convertible Stock will be

                              PUBLIC STORAGE, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 1997


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

          During the second quarter of 1997, all of the Series CC Preferred Stock was converted into 2,184,250 shares of common stock.

          Equity Stock
          ------------

          In June 1997, the Company contributed $22,500,000 (225,000 shares) of its Equity Stock, Series A ("Equity Stock") to a partnership in which the Company is the general partner. As a result of this contribution, the Company obtained a majority interest in the Partnership and the Company began to Consolidate the accounts of the Partnership. The Equity Stock ranks on a parity with common stock and junior to the Company's Cumulative Senior Preferred Stock and Convertible Preferred Stock with respect to general preference rights and has a liquidation amount of ten times the amount paid to each Common Share up to a maximum of $100 per Share. Quarterly distributions per share on the Equity Stock are equal to the lesser of (i) 10 times the amount paid per Common Stock or (ii) $2.20.

          Common Stock
          ------------

          On March 18, 1997, the Company publicly issued 4,600,000 shares of common stock, raising net proceeds of approximately $126.7 million.

          An additional 7,681,000 shares of common stock were issued in connection with mergers during the second quarter of 1997.

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

          For these purposes, FFO means net income (loss) before (i) gain (loss) on early extinguishment of debt, (ii) minority interest in income and (iii) gain (loss) on disposition of real estate, adjusted as follows: (i) plus depreciation and amortization, and (ii) less FFO attributable to minority interest. FFO per Common Share means FFO less preferred stock dividends (other than dividends on convertible preferred stock) divided by the outstanding weighted average shares of Common Stock assuming conversion of all outstanding convertible securities and the Class B Common Stock.

          For these purposes, FFO per share of Common Stock (as defined) was $1.88 for the four consecutive calendar quarters ended June 30, 1997.

                              PUBLIC STORAGE, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 1997



          Dividends
          ---------

          The following summarizes dividends paid during the first six months of 1997:

                                                      Distributions
                                                      Per Share or           Total
                                                    Depository Share     Distributions
                                                    -----------------    --------------
           Series A..............................      $    1.250         $  2,282,000
           Series B..............................      $    1.150            2,744,000
           Series C..............................      $    0.991            1,116,000
           Series D..............................      $    1.188            1,426,000
           Series E..............................      $    1.250            2,744,000
           Series F..............................      $    1.218            2,803,000
           Series G..............................      $    1.109            7,655,000
           Series H..............................      $    1.056            7,130,000
           Series I..............................      $    1.078            4,312,000
           Convertible...........................      $    1.031            2,278,000
           Series CC.............................        $260.000           15,328,000
                                                                         --------------
                                                                            49,818,000

           Common................................      $    0.440           40,421,000
                                                                         --------------
                                                                           $90,239,000
                                                                         ==============

          The dividend rate on the Series C Preferred Stock for the second quarter of 1997 was equal to 7.623% per annum. The dividend rate per annum will be adjusted quarterly and will be equal to the highest of one of three U.S. Treasury indices (Treasury Bill Rate, Ten Year Constant Maturity Rate, or Thirty Year Constant Maturity Rate) multiplied by 110%. However, the dividend rate for any dividend period will neither be less than 6.75% per annum nor greater than 10.75%. The dividend rate for the quarter ending September 30, 1997 will be equal to 7.425% per annum.

     Management's Discussion and Analysis of Financial Condition and Results of Operations
     --------------------------------------------------------------------------

          Results of Operations
          ---------------------

          Net income for the three months ended June 30, 1997 was $44,251,000 compared to $37,739,000 for the same period in 1996, representing an increase of $6,512,000 or 17%. Net income for the six months ended June 30, 1997 was $86,569,000 compared to $70,080,000 for the same period in 1996, representing an increase of $16,489,000 or 24%. The increases in net income for the three and six months ended June 30, 1997 from the same periods in 1996 were primarily the result of improved property operations, the acquisition of additional real estate facilities during 1997 and 1996, and the acquisition of additional partnership interests during 1997 and 1996, offset partially by start-up operating losses in its new ancillary portable self-storage business.

          The 1997 three and six month earnings per common share have been negatively impacted by a non-recurring special dividend on preferred stock totaling $13,412,000 (or $0.14 per common share), as described below. In computing net income per common share, dividends to the Company's preferred shareholders ($30,668,000 and $17,896,000 for the three months ended June 30, 1997 and 1996, respectively and $49,818,000 and $33,062,000 for the six months ended June 30, 1997 and 1996, respectively) have been deducted from net income in determining net income allocable to the Company's common shareholders. Accordingly, net income allocable to common shareholders was $13,583,000 or $0.14 per common share (based on 98,046,000 weighted average shares outstanding) for the three months ended June 30, 1997 compared to $19,843,000 or $0.27 per common share (based on 73,537,000 weighted average shares outstanding) for the same period in 1996. Net income allocable to common shareholders was $36,751,000 or $0.39 per common share (based on 93,883,000 weighted average shares) for the six months ended June 30, 1997 compared to $37,018,000 or $0.51 per common share (based on 72,749,000 weighted average shares) for the same period in 1996. In the absence of the special dividend on the preferred stock, net income per common share would have been $0.28 and $.53 for the three and six months in 1997, respectively.

          At the end of the first quarter of 1997, the Company paid a special dividend totaling $13,412,000 to its Series CC Convertible Preferred Stock. As a result of the special dividend, the Company would not have to pay another dividend with respect to this stock until the quarter ended March 31, 1999. During the second quarter of 1997, the Series CC Convertible Preferred Stock converted into common stock of the Company. Accordingly, all of the $13,412,000 of dividends were treated in the second quarter of 1997 as an allocation of net income to the preferred shareholders in determining the allocation of net income to the common shareholders. The special dividend eliminated the quarterly dividend (fixed charges) of $1.9 million and resulting dilutive impact to the Company's common shareholders.

          Net income per common share for the three and six months ended June 30, 1997 was, in addition to the effects of the special dividend on preferred stock, negatively impacted by the dilutive effects of start-up losses from the Company's portable self-storage operations ($0.07 and $0.10 per common share for the three and six months ended June 30, 1997, respectively) combined with the Company's development activities and temporarily uninvested net offering proceeds (collectively $0.02 and $0.04 per common share for the three and six months ended June 30, 1997, respectively). In the same manner, net income per common share for the three and six months ended June 30, 1996 was negatively impacted by the effect of temporarily uninvested net offering proceeds ($0.01 and $0.02 per common share for the three and six months ended June 30, 1996, respectively).

          PROPERTY OPERATIONS: Rental income and cost of operations have increased significantly for the three and six months ended June 30, 1997 compared to the same periods in 1996. The increase in property operations for the three and six months ended June 30, 1997 compared to the same periods in 1996 is principally the result of the Company's merger and acquisition activities throughout 1996 and 1997. As a result of these activities, the number of facilities included in the Company's consolidated financial statements has increased from 631 at June 30, 1996 to 876 at June 30, 1997.

          The Company's self-storage operations account for over 90% of the total property operations and represents the largest comparison variances from period to period. As a result the following table is presented to further illustrate variances from period to period by (i) comparing the operating results of self-storage facilities which were owned by the Company throughout 1996 and 1997 and (ii) outlining operating results for those self-storage facilities which were acquired by the Company in 1996 and 1997 whereby the operations represent partial results from the date the facility was acquired through the end of the period.

SUMMARY OF SELF-STORAGE OPERATIONS
----------------------------------

                                            Three months ended June 30,                      Six months ended June 30,
                                            ---------------------------                      -------------------------
                                               1997           1996       Change                1997          1996        Change
                                            ----------     ----------  ----------            ----------     ----------  ----------
                                                        (dollar amounts in thousands, except per square foot data)
          Rental income:
              Pre-1996 acquisitions...........$63,067        $59,643         5.7%            $124,387     $117,508        5.9%
              1996 and 1997 acquisitions.......26,104          6,474       303.2%              47,161        7,353      541.4%
                                            ----------     ----------  ----------            ----------     ----------  ----------
                                               89,171         66,117        34.9%             171,548      124,861       37.4%
                                            ----------     ----------  ----------            ----------     ----------  ----------
          Cost of operations:
              Pre-1996 acquisitions............18,484         17,393         6.3%              37,827       35,691        6.0%
              1996 and 1997 acquisitions........7,919          2,092       278.5%              15,067        2,285      559.5%
                                            ----------     ----------  ----------            ----------     ----------  ----------
                                               26,403         19,485        35.5%              52,894       37,976       39.3%
                                            ----------     ----------  ----------            ----------     ----------  ----------
          Net operating income:
              Pre-1996 acquisitions............44,583         42,250         5.5%              86,560       81,817        5.8%
              1996 and 1997 acquisitions.......18,185          4,382       315.0%              32,094        5,068      533.2%
                                            ----------     ----------  ----------            ----------     ----------  ----------
                                              $62,768        $46,632        34.6%            $118,654      $86,885       36.6%
                                            ==========     ==========  ==========            ==========     ==========  ==========

          Net rentable square feet (at
           the end of the period, in
           000's):
              Pre-1996 acquisitions............32,139         32,139        N/A                32,139        32,139        N/A
              1996 and 1997 acquisitions.......17,633          4,108       329.2%              17,633         4,108     329.2%

          Number of facilities (at the
           end of the period):
              Pre-1996 acquisitions...............547           547         N/A                    547          547        N/A
              1996 and 1997 acquisitions..........279            62        350.0%                  279           62    350.0%

          Pre-1996 acquisitions:
          ----------------------
              Annualized realized rent
               per occupied square foot..........$8.52          $8.16        4.4%                $8.52        $8.16       4.4%
              Annualized scheduled rent
               per square foot...................$9.24          $8.16       13.2%                $9.12        $8.04      13.4%
              Weighted average occupancy
               for the period....................91.6%          91.1%        0.5%                90.5%        89.8%       0.7%

          The increases in rental income for the pre-1996 acquisitions for the three and six months ending June 30, 1997 compared to the same periods in 1996 are due to increasing realized rent per occupied square foot combined with an increased weighted average occupancy level.

          The Company has taken a number of initiatives which it believes has enhanced its realized rental rates and occupancy levels:

          In the second half of 1996, the Company began to increase its scheduled rents charged to new customers (prior to promotional discounts) and to existing tenants where warranted.

          * Commencing in early 1996, the Company began to experiment with a telephone reservation system designed to provide added customer service. Customers calling either the Company's toll-free telephone referral system, (800) 44-STORE, or a self-storage facility are directed to the Company's reservation system where a representative discusses with the customer space requirements, price and location preferences and also informs the customer of other products and services provided by the Company and its subsidiaries. The national reservation center was not fully operational for most of the Company's facilities until the fourth quarter of 1996.

          * Commencing in the latter part of the first quarter of 1997 and throughout the second quarter, the Company began, in selected markets, to advertise on local television offering a promotional rental rate of $1.00 for the first month.

          Rental income for the three and six months ended June 30, 1997 are net of promotional discounts totaling $4,082,000 and $6,792,000, respectively, compared to $431,000 and $581,000 for the same periods in 1996. In addition, included in cost of operations for the three and six months ended June 30, 1997 are costs associated with the telephone reservation center and advertising totaling $1,109,000 and $2,795,000, respectively, compared to $721,000 and $1,426,000 for the same periods in 1996.

          DEVELOPMENT OF SELF-STORAGE FACILITIES: Commencing in 1995, the Company began to construct self-storage facilities. Through June 30, 1997, the Company constructed and opened for operation eleven facilities, one of which began operations in 1995, four in 1996 and six in 1997 through June 30, 1997. At June 30, 1997, the Company had fourteen self-storage facilities (approximately 790,000 square feet) under construction with an aggregate cost incurred to date of approximately $31.2 million and total additional estimated costs to complete of $30.4 million. Generally the construction period takes 9 to 12 months followed by a 18 to 24 month fill-up process until the newly constructed facility reaches a stabilized occupancy level of approximately 90%. Due to the timing of the deployment of capital to construct the facilities and the relatively long "fill-up" period until the facilities reach a stabilized occupancy level, the Company believes that its development plans may create earnings dilution in the short-term. In April 1997, the Company entered into an agreement with a joint venture partner to develop approximately $220 million of self-storage facilities (see "LIQUIDITY AND CAPITAL RESOURCES - DEVELOPMENT ACTIVITIES").

          EQUITY IN EARNINGS OF REAL ESTATE ENTITIES: At June 30, 1997, the Company had ownership interests in 41 limited partnerships and 2 REITs (collectively the "Unconsolidated Entities"). The Company's ownership interest in these entities ranges from 15% to 45%, but generally averages approximately 30%. Due to the Company's limited ownership interest and control of these entities, the Company does not consolidate the accounts of these entities for financial reporting purposes, and accounts for such investments using the equity method.

          Equity in earnings of real estate entities was $5,029,000 for the three months ended June 30, 1997 as compared to $5,479,000 for the same period in 1996. Equity in earnings of real estate entities was $10,250,000 for the six months ended June 30, 1997 as compared to $10,090,000 for the same period in 1996. The change in 1997 as compared to 1996 reflects reductions from the Company's merger and partnership acquisition activities in the last six months of 1996 (with six affiliated REIT mergers and the acquisition of additional partnership interests) and, to a lesser extent, the first six months of 1997 (with six additional affiliated REIT mergers occurring toward the end of the period). The merger and partnership acquisition activities resulted in the elimination of investment in real estate entities and, after the acquisitions, the associated equity earnings. These reductions were partially offset by earnings from the purchase of additional equity investments during 1996 (total purchases in 1996 were approximately $84 million) as well as the effect of improved underlying property operations.

          Equity in earnings of real estate entities for the three and six months ended June 30, 1997 consists of the Company's pro rata share of earnings (including the Company's share of depreciation expense of $3,056,000 and $6,685,000, respectively) of the Consolidated Entities based upon the Company's ownership interest in each for the period. The following table summarizes the components of the Company's equity in earnings of real estate entities:

                                                 Three Months Ended June 30,                Six Months Ended June 30,
                                            -------------------------------------      ------------------------------------
                                              1997          1996     Dollar Change       1997        1996      Dollar Change
                                            ----------   ----------  -------------     ----------  ----------  -------------
                                                    (Amounts in thousands)                    (Amounts in thousands)

           Self-storage operations            $8,162      $9,583     $ (1,421)         $16,797     $18,411       $ (1,614)
           Commercial property operations        539         858         (319)           1,168       1,612           (444)
           Depreciation and Amortization:
             Self-storage facilities          (2,828)     (4,013)       1,185           (6,229)     (8,226)         1,997
             Commercial properties              (228)       (319)          91             (456)       (600)           144
           Other                                (616)       (630)          14           (1,030)     (1,107)            77
                                            ----------   ----------  -------------     ----------  ----------  -------------
           Total equity in earnings of
             real estate entities           $  5,029      $5,479      $ ( 450)         $10,250     $10,090        $   160
                                            ==========   ==========  =============     ==========  ==========  =============

          Similar to the Company, the Unconsolidated Entities generate substantially all of their income from their ownership of self-storage facilities. In the aggregate, the Unconsolidated Entities own a total of 246 facilities at June 30, 1997, including 244 self-storage facilities. The Company expects that its equity in earnings from Unconsolidated Entities will generally decrease as a result of the acquisition of additional interests in the Unconsolidated Entities by the Company. The Company has in the past acquired, and may continue to seek to acquire in the future, real estate facilities owned by or additional interests in the Unconsolidated Entities.

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

          Property management operations reflects the activities with respect to the management of facilities owned by affiliated unconsolidated entities. As a result, the revenues generated from its property management operations are generally predictable and dependent upon the future growth of rental income for these affiliated properties. The Company has in the past acquired, and may continue to seek to acquire in the future, real estate facilities owned by affiliated entities which are not consolidated with the Company. The acquisition of such facilities reduces management fee income to the Company and is offset by a corresponding reduction in the cost of property operations.

          During the three months ended June 30, 1997, the Company's property management operations generated net operating income of $2,425,000 on revenues of $2,891,000 and expenses of $466,000 as compared to net operating income of $3,002,000 on revenues of $3,549,000 and expenses of $547,000 during the same period in 1996. During the six months ended June 30, 1997, the Company's property management operations generated net operating income of $5,001,000 on revenues of $5,943,000 and expenses of $942,000 compared to net operating income of $6,134,000 on revenues of $7,309,000 and expenses of $1,175,000 during the same period in 1996. The decreases in property management operations are due to the Company's acquisition of facilities which it previously managed for third parties and affiliated entities for a fee.


          ANCILLARY BUSINESSES: In an effort to attract a wider variety of customers, to further differentiate the Company from its competition and to generate new sources of revenues, additional businesses are being developed by affiliates of the Company to complement the Company's self-storage business. These products include the sale of locks, boxes and packing supplies and the rental of trucks and other moving equipment through the implementation of (i) a retail expansion program, (ii) a truck rental program and most significantly (iii) a portable self-storage business. Although not significant to the Company's overall operations, the ancillary businesses are expected to play a more important role in the future growth of the Company. The following table summarizes the ancillary business operations of the Company's consolidated affiliates:



                                                           Three Months Ended June 30,           Six Months Ended June 30,
                                                         ---------------------------------   ------------------------------------
                                                          1997        1996     Dollar Change   1997        1996     Dollar Change
                                                         -------      ------      -------    --------     -------     --------
                                                             (Amounts in thousands)               (Amounts in thousands)
           Ancillary revenues:
           -------------------
           Sales of  packaging material and truck      $   1,303      $  740     $    563    $  2,153    $  1,237     $    916
           rental income
           Portable self-storage rents                     1,102           -        1,102       1,574           -        1,574
                                                         -------      ------      -------    --------     -------     --------
                                                           2,405         740        1,665       3,727       1,237        2,490
                                                         -------      ------      -------    --------     -------     --------

           Cost of operations - ancillary business
           ---------------------------------------
           Packaging  material and truck rental            1,183         422          761       1,702         862          840
           Portable self-storage                           7,869           -        7,869      10,690           -       10,690
                                                         -------      ------      -------    --------     -------     --------
                                                           9,052         422        8,630      12,392         862       11,530
                                                         -------      ------      -------    --------     -------     --------

           Net operating income (loss) - ancillary business
           ---------------------------------------
           Packaging  material and truck rental              120         318         (198)        451         375           76
           Portable self-storage                          (6,767)          -       (6,767)     (9,116)          -       (9,116)
                                                         -------      ------      -------    --------     -------     --------
                                                         $(6,647)     $  318      $(6,965)   $ (8,665)    $   375     $ (9,040)
                                                         -------      ------      -------    --------     -------     --------


          In 1996, the Company organized Public Storage Pickup and Delivery, Inc. ("PSPUD") as a separate corporation to operate a portable self-storage business that rents storage containers to customers for storage in a central warehouse and provides related transportation services. During the second quarter of 1997, PSPUD opened 21 new facilities which combined with its previously opened facilities increased the number of opened facilities to 34 as of June 30, 1997 (including a mature facility acquired in 1996). In July 1997, PSPUD opened an additional five facilities. These 39 facilities had a total of 16,680 occupied containers as of July 31, 1997.


          Due to the start-up nature of this business, PSPUD incurred operating losses totaling approximately $6.8 million and $9.1 million for the three and six months ended June 30, 1997, respectively. Until the facilities are operating profitably, PSPUD's operations are expected to adversely impact the Company's earnings. The extent of the impact will depend in significant part on the number, timing and performance of new facilities.

          At July 31, 1997, PSPUD had ten facilities that had been opened for at least four months (excluding the mature facility acquired in 1996). These ten facilities (excluding two smaller facilities in peripheral markets) had container capacity ranging from 1,600 to 2,300 containers (averaging 2,100 containers) and had average monthly gross container rentals for the four months ended July 31, 1997 ranging from 95 to 331 containers (averaging 230 containers) and had monthly move-outs during this period ranging from 20 to 145 containers (averaging 101 move-outs). As with mini-warehouses, PSPUD believes that the portable self-storage business may experience some seasonal fluctuations in net rentals with net rentals higher in the Spring and Summer than in the Fall and Winter. There can be no assurance as to the level of PSPUD's expansion, level of gross rentals, level of move-outs or profitability.

          PSPUD presently anticipates opening an additional nine facilities from August 1, 1997 through September 30, 1997 and does not presently anticipate opening facilities in new markets after that date until the Spring of 1998.

          Included in the cost of operations of the portable self-storage operations are certain start-up costs which the Company expects to be non-recurring and only incidental to the opening of new facilities. These costs which totaled $883,000 and $1,149,000 for the three and six months ended June 30, 1997 are related to site acquisition, leasing activities, hiring and training of personnel. In addition, included in cost of operations is $3,400,000 and $3,900,000 for the three and six months ended June 30, 1997, respectively, relating to marketing activities, including television advertising, designed to enhance the rental activities of PSPUD's facilities.

          INTEREST AND OTHER INCOME: Interest and other income increased $1,098,000, to $2,619,000 for the three months ended June 30, 1997 from $1,521,000 for the same period in 1996. Interest and other income increased $405,000, to $4,292,000 for the six months ended June 30, 1997 from $3,887,000 for the same period in 1996.

          Interest and other income principally consists of interest earned on cash balances and interest related to mortgage notes receivable. The increase in interest income for the three and six months ended June 30, 1997 compared to the same periods in 1996 is primarily due to interest income on excess cash balances. On March 18, 1997, the Company publicly issued 4.6 million shares of common stock, raising net proceeds of approximately $126.7 million. The effect of the timing of investing the funds from these offerings resulted in lower average invested cash balances in the first quarter of 1997 as compared to the same period in 1996, and higher average invested cash balances in the second quarter of 1997 as compared to the same period in 1996.

          DEPRECIATION AND AMORTIZATION: Depreciation and amortization expense has increased $4,639,000, to $20,758,000 for the three months ended June 30, 1997 as compared to $16,119,000 for the same period in 1996.
     Depreciation  and  amortization  expense  has  increased   $9,841,000,   to
     $40,528,000 for the six months ended June 30, 1997 as compared to $30,687,000 for the same period in 1996. These increases are principally due to the acquisition of additional real estate facilities during 1996.

          MINORITY INTEREST IN INCOME: Minority interest in income represents the income allocable to equity interests in the Consolidated Partnerships which are not owned by the Company. Minority interest in income for the three months ended June 30, 1997 was $2,554,000 compared to $2,476,000 for the same period in 1996. Minority interest in income for the six months ended June 30, 1997 was $5,001,000 compared to $4,815,000 for the same period in 1996.

          Minority interest in income increased in the three and six month periods compared to 1996 due to improved property operations and the consolidation of investments which were previously accounted for on the equity method during the 1996 periods. These effects were partially offset by PSI's acquisition of additional minority interests, as well as minority interests in the losses of PSPUD and the development joint venture.

          SUPPLEMENTAL PROPERTY DATA

          At June 30, 1997, the Company's investment portfolio consists of (i) wholly-owned properties owned by the Company, (ii) properties owned by real estate partnerships in which the Company has significant ownership interests (the "Consolidated Partnerships"), and (iii) properties owned by real estate entities (partnerships and REITs) in which the Company's ownership interest and control are not sufficient to warrant the
     consolidation  of  such  entities  (the  "Unconsolidated   Entities").  The
     following table summarizes the Company's investment in real estate facilities as of June 30, 1997:

                                                  Number of Facilities in which the      Net Rentable Square Footage
                                                  Company has an ownership interest             (in thousands)
                                                 ----------------------------------   --------------------------------
                                                 Self-Storage   Commercial             Self-Storage  Commercial
                                                  Facilities    Properties    Total     Facilities   Properties   Total
                                                 -----------   -----------  -------   ------------   ----------  ------
    Wholly-owned facilities (a)  (b)                   530         11        541         32,443        729      33,172
    Facilities owned by Consolidated Partnerships      296         39        335         17,329      3,327      20,656
                                                 ---------   -----------   -------    ----------    -------     ------
        Total consolidated facilities                  826         50        876         49,772      4,056      53,828

    Facilities owned by Unconsolidated Entities        244          2        246         14,149       191       14,340
                                                 ---------   -----------   -------    ----------    -------     ------

        Total facilities in which the Company
          has an ownership interest                  1,070         52      1,122         63,921      4,247      68,168
                                                 =========    ==========   =======    ==========    =======     ======

          (a) 35 commercial properties which were previously "wholly-owned" at December 31, 1996 are now classified as "Facilities Owned by Consolidated

     Partnerships." Pursuant to the restructuring of the commercial properties operations, the Company and the Consolidated Partnerships contributed substantially all of their commercial properties to a newly created operating partnership, which is owned by American Office Park Properties, Inc., the Company's majority owned subsidiary and by the Company and its consolidated Partnerships.

          (b) The Company subdivided 7 properties that combined self storage and commercial property operations. These properties were previously accounted for as self storage facilities. Net rentable square footage of 529,000 relating to the commercial portion of these properties has been reclassified from self-storage facilities to commercial properties.

          In order to evaluate how the Company's overall portfolio has performed, management analyzes the operating performance of a consistent group of self-storage facilities representing 951 (55.8 million net rentable square feet) of the 1,070 self-storage facilities (herein referred to as "Same Store" self-storage facilities) which have been operated under the "Public Storage" name for at least the past three years. At June 30, 1997, the Company had ownership interests in a total of 1,070 mini-warehouse facilities. Of these 1,070 properties, 951 or 89% of the mini-warehouses have been in operation and managed by Public Storage, Inc. since January 1, 1993. The following table summarizes the operating results of these 951 properties:

     SAME STORE SELF-STORAGE FACILITIES (951 FACILITIES):
     ----------------------------------------------------
     (historical property operations)

                                          Three months ended June 30,               Six months ended June 30,
                                          ----------------------------              -------------------------   --------
                                             1997            1996        Change        1997           1996       Change
                                          -------------  -------------   ------     -----------  ------------   --------
                                                                  (dollar amounts in thousands)

           Rental income..............     $117,318        $110,648         6.0%      $231,253       $217,654        6.2%
           Cost of operations (1).....       40,511          37,771         7.3%        82,554         77,066        7.1%
                                          -----------    -----------     -------     ----------      --------       ------
           Net operating income.......      $76,807       $  72,877         5.4%      $148,699       $140,588        5.8%
                                          ===========    ===========     =======     ==========      ========       ======
           Gross profit margin (2)....        65.5%          65.9%         (0.4)%       64.3%          64.6%        (0.3)%

           Weighted Average:
           -----------------
                 Occupancy for the
                 period...............        92.0%          91.8%          0.2%        90.8%          90.5%         0.3%

                 Realized annual rent
                   per sq. ft. for
                   period (3).........        $9.12          $8.64          5.6%        $9.12          $8.64         5.6%

                 Scheduled annual rent
                   per sq. ft. for
                   period.............        $9.96          $8.76         13.7%        $9.84          $8.52        15.5%

     ------------
     1. Assumes payment of property management fees on all facilities, including those facilities owned by the Company for which effective November 16, 1995 no fee is paid.

     2. Gross profit margin is computed by dividing property net operating income (before depreciation expense) by rental revenues. Cost of operations include a 6% management fee. The gross profit margin excluding the facility management fee was 71.5% and 71.9% for the three months ended June 30, 1997 and 1996, respectively. The gross profit margin excluding the facility management fee was 70.3% and 70.6% for the six months ended June 30, 1997 and 1996, respectively.

     3. Realized rent per square foot represents the actual revenue earned per occupied square foot. Management believes this is a more relevant measure than the scheduled rental rates, since scheduled rates can be discounted through the use of promotions.

          Rental income for the Same Store facilities included promotional discounts totaling $5.1 million and $8.6 million for the three and six months ended June 30, 1997, respectively, compared to $716,000 and $1.0 million for the same periods ended June 30, 1996, respectively. The increase in promotional discounts is principally due to promotional activities offered through the national telephone reservation center combined with television advertising which began in the second quarter in certain markets where the Company offered a promotional $1.00 first month rent to customers.

          Cost of operations for the three and six months ended June 30, 1997 increased due to (i) advertising and promotion, which increased $348,000 and $1,341,000, respectively, due primarily to the Company's national telephone reservations center and television advertising in certain markets and (ii) property taxes, which increased $927,000 and $1,833,000, respectively, due primarily to higher assessments in Illinois and Colorado.

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

          Net cash provided by operations (as determined in accordance with generally accepted accounting principles) reflects the cash generated from the Company's business before distributions to various equity holders, including the preferred shareholders, capital expenditures or mandatory principal payments on debt. Net cash provided by operations has increased to $138,783,000 from $114,408,000 for the six months ended June 30, 1997 and 1996, respectively.

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

                                                                                     For the Six Months Ended June 30,
                                                                                     ---------------------------------
                                                                                          1997               1996
                                                                                     ----------------   --------------
                                                                                              (in thousands)

           Net income............................................................           $86,569           $70,080
           Depreciation and amortization.........................................            40,528            30,687
           Depreciation from unconsolidated real estate investments..............             6,685             8,826
           Minority interest in income...........................................             5,001             4,815
                                                                                    ----------------   --------------
                 Net cash provided by operating activities.......................           138,783           114,408

           Distributions from operations to minority interests (funds from
             operations allocable to minority interests).........................            (9,520)          (10,524)
                                                                                     ----------------   --------------
           Cash from operations/FFO available to the Company's shareholders......           129,263           103,884

             Less: Preferred stock dividends.....................................           (49,818)          (33,062)
             Add:  Non-recurring  payment  of  dividends  with  respect to the
             Series CC Convertible Preferred (A).................................            13,412                 -

           Cash from operations/FFO available to common shareholders.............            92,857            70,822
           Capital improvements to maintain facilities:
             Self-storage facilities.............................................           (13,517)           (6,327)

             Commercial properties...............................................            (1,523)           (1,410)

           Add back: minority interest share of capital improvements.............               775             1,480
                                                                                     ----------------   --------------
           Funds available for principal payments on debt, common dividends
             and reinvestment....................................................            78,592            64,565
           Cash distributions to common shareholders.............................           (40,421)          (32,176)
                                                                                     ----------------   --------------
           Funds available for principal payments on debt and investment.........           $38,171           $32,389
                                                                                     ================   ==============

          See the consolidated statements of cash flows for the six months ended June 30, 1997 and 1996 for additional information regarding the Company's investing and financing activities.

          FFO increased to $129,263,000 for the six months ended June 30, 1997 compared to $103,884,000 for the same period in 1996. FFO applicable to the common shareholders (after deducting preferred stock dividends) increased to $92,857,000 for the six months ended June 30, 1997 compared to $70,822,000 for the same period in 1996. FFO is used by many financial analysts in evaluating REITs. The Company defines FFO as net income (loss) (computed in accordance with GAAP) before (i) gain (loss) on disposition of real estate, adjusted as follows: (i) plus depreciation and amortization, and (ii) less FFO attributable to minority interest. The National Association of Real Estate Investment Trusts, Inc. ("NAREIT") definition of FFO does not specifically address the treatment of minority interest in the determination of FFO. In the case of the Company, FFO represents amounts attributable to its shareholders after deducting amounts attributable to the minority interests. FFO does not take into consideration scheduled principal payments on debt, capital improvements, distributions and other obligations of the Company. Accordingly, FFO is a supplemental performance measure and is not a substitute for the Company's cash flow or net income (as discussed above) as a measure of the Company's liquidity or operating performance.

          The Company accounts for its investments in the unconsolidated affiliated entities using the equity method of accounting, and accordingly, earnings are recognized based upon the Company's interest in each of the partnerships and REITs. This interest is based on the Company's share of the increase or decrease in the net assets of the entities from their operations. Provisions of the partnerships' and REITs' governing documents provide for the payment of preferred cash distributions to other investors (until certain specified amounts have been paid) without regard to the pro rata interest of all investors in current earnings. As a result, actual cash distributions paid to the Company for a period of time will be less than the Company's interest in the entities' FFO. During the six months ended June 30, 1997, FFO distributed to the Company was approximately $8.8 million less than the Company's share of FFO. Preferred cash distributions paid to other investors during each period have the effect of increasing the Company's economic interest in each of the respective entities and reducing the amount of future preference payments which must be paid to other investors before cash distributions will be shared on a pro rata basis with respect to each investor's actual interest. At June 30, 1997, the aggregate future preference payments to other investors is approximately $47.4 million and is expected to be paid over approximately 14 years, with approximately 40% of the amount being paid over the next 3 years.

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

          Over the past four years, the Company's distribution policy has enabled it to retain significant funds (after capital improvements) to make additional investments and debt reductions. During the first six months of 1997 and 1996, the Company distributed to common shareholders approximately 44% and 46% of its FFO available to common shareholders, respectively, allowing it to retain approximately $38.2 million and $32.4 million, respectively, after satisfying its capital improvements and preferred stock dividend requirements.

          DISTRIBUTION REQUIREMENTS: During the first six months of 1997, the Company paid dividends totaling $32,212,000 to the holders of the Company's Senior Preferred Stock, $2,278,000 to the holders of the Convertible Preferred Stock, $15,328,000 to the holders of the Series CC Convertible Stock (which, in the quarter ended June 30, 1997 converted to common stock) and $40,421,000 to the holders of Common Stock. The Company estimates that the distribution requirements for fiscal 1997 with respect to Senior Preferred Stock and the Convertible Preferred Stock to be approximately $84 million.

          CAPITAL IMPROVEMENT REQUIREMENTS: During 1997, the Company has estimated approximately $30.6 million for capital improvements ($26.4 million for its self-storage and $4.2 million for its business park facilities). The minority interests' share of the estimated capital improvements is approximately $3.3 million. During the first six months of 1997, the Company incurred capital improvements of approximately $15.0 million.

          During 1995, the Company commenced a program to enhance its visual icon and modernize the appearance of its self-storage facilities, including modernization of signs, paint color schemes, and rental offices. Included in the 1997 capital improvement estimate is approximately $4.8 million with respect to these expenditures.

          DEBT SERVICE REQUIREMENTS: The Company does not believe it has any significant refinancing risks with respect to its mortgage debt, all of which is at a fixed rate. The Company uses its $150.0 million of bank credit facility (all of which was unused as of August 13, 1997) primarily to fund acquisitions and provide financial flexibility and liquidity. The credit facility currently bears interest at LIBOR plus 0.47%.

          At June 30, 1997, the Company had total outstanding notes payable of approximately $104.1 million. Approximate principal maturities of notes payable at June 30, 1997 are as follows:

                                                    Fixed Rate
                                                   Mortgage Debt
                              7.08% Unsecured      (Weighted average
                                Senior Notes       rate of 10.3%)       Total
                              ----------------    -------------------  --------

  1997 (remainder of )             $   3,250           $   3,632      $   6,882
  1998                                 7,250               7,929         15,179
  1999                                 8,000               6,461         14,461
  2000                                 8,750               2,700         11,450
  2001                                 9,500               2,997         12,497
  Thereafter                          19,750              23,897         43,647
                              ----------------    -------------------  --------
                                   $  56,500           $  47,616       $104,116
                              ================    ===================  ========

          EXTERNAL FINANCING: Despite the Company's ability to retain a portion of its internally generated cash flow, the Company's growth strategies have required the Company to seek external financing. The Company has an unsecured $150.0 million revolving credit facility with a group of banks which it uses as a temporary source of acquisition financing. The Company, however, seeks to ultimately finance all acquisitions with permanent sources of capital. As a result, the Company has raised capital through the public issuance of both common and preferred stock which was used to repay borrowings and make additional investments in real estate assets. The Company believes that its size and financial flexibility enable it to access capital for growth when appropriate. The Company's financial profile is characterized by a low level of debt to total capitalization, increasing net income, increasing cash flow from operations, and a conservative dividend payout ratio with respect to the common stock. The Company's credit ratings on its Senior Preferred Stock by each of the three major credit agencies are Baa2 by Moody's and BBB+ by Standard and Poors and Duff & Phelps.

          The Company's portfolio of real estate facilities remains substantially unencumbered. At June 30, 1997, the Company had mortgage debt outstanding of $47.6 million and had consolidated real estate facilities with a book value of $2.4 billion. The Company, however, has been averse to financing its acquisitions with debt and generally will only increase its mortgage borrowing through the assumption of pre-existing debt on acquired real estate facilities.

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

          On March 18, 1997, the Company publicly issued 4.6 million shares of common stock, raising net proceeds of approximately $126.7 million. The Company intends to use the remaining net proceeds from this offering to make investments in real estate, primarily self-storage, including mortgage loans and interest in real estate partnerships, and to fund expenditures of PSPUD.

          MERGERS AND PROPERTY ACQUISITIONS: During the second quarter of 1997, the Company completed merger transactions with six affiliated public REITs whereby the Company acquired all the outstanding stock of the REITs which it did not previously own in exchange for cash and common stock of the Company. In the mergers, the Company issued an aggregate of 7.7 million shares of Common Stock and paid an additional $68.9 million in cash.

          DEVELOPMENT ACTIVITIES: At June 30, 1997, the Company had fourteen self-storage facilities (approximately 790,000 square feet) under construction with an aggregate cost incurred to date of approximately $31.2 million and total additional estimated cost to complete of $30.4 million.

     The Company currently has plans to develop an additional 11 self-storage facilities (approximately 733,000 square feet) in various locations at an estimated cost of approximately $54 million (aggregate costs incurred to date of approximately $3.2 million). The Company is evaluating the feasibility of developing additional self-storage facilities in selected markets in which there are few, if any, facilities to acquire at attractive prices and where the scarcity of other undeveloped parcels of land or other impediments to development make it difficult to construct additional competing facilities.

          In April 1997, the Company formed a joint venture partnership with an unaffiliated partner to participate in the development of approximately $220 million of self-storage facilities. The venture is funded solely with equity capital consisting of 30% from the Company and 70% from the institutional investor. The Company has received a total of $36.8 million in contributions from the joint venture partner through June 30, 1997.

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

               (3)  Certificate of Determination of Equity Stock, Series A

               (11) Statement re: Computation of Earnings per Share

               (12) Statement re: Computation of Ratio of Earnings to Fixed
                    Charges

               (27) Financial Data Schedule

        (b)    Reports on Form 8-K

               No reports on Form 8-K were filed by the Company during the quarter ended June 30, 1997.

                                   SIGNATURES




     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                 DATED: August 14, 1997

                                 PUBLIC STORAGE, INC.


                                  BY:   /s/ John Reyes
                                        -----------------------------
                                        John Reyes
                                        Senior Vice President and
                                         Chief Financial Officer
                                         (Principal financial officer)