Form 10-Q
period 1997-09-30
PUBLIC STORAGE INC /CA
filed 1997-11-14
CIK 318380

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D. C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended September 30, 1997
                               ------------------


                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934


For the transition period from           to
                               ----------   ----------


Commission File Number: 1-8389
                       --------


                              PUBLIC STORAGE, INC.
              ----------------------------------------------------
             (Exact name of registrant as specified in its charter)


    California                                                 95-3551121
-------------------------------                         -----------------------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                          Identification Number)


701 Western Avenue, Glendale, California                        91201-2394
----------------------------------------                -----------------------
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

                                [ X ] Yes [ ] No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of November 4, 1997:

Common Stock, $.10 par value, 103,013,266 shares outstanding
------------------------------------------------------------

Class B Common Stock, $.10 Par Value - 7,000,000 shares
-------------------------------------------------------

Equity Stock, Series A, $.01 Par Value - 225,000 shares
-------------------------------------------------------

                              PUBLIC STORAGE, INC.

                                      INDEX

                                                                           Pages
                                                                           -----
PART I. FINANCIAL INFORMATION
-----------------------------

Item 1.  Condensed Consolidated Balance Sheets at
           September 30, 1997 and December 31, 1996                            1

         Condensed Consolidated Statements of Income for the
           Three and Nine Months Ended September 30, 1997 and 1996             2

         Condensed Consolidated Statements of  Shareholders Equity
           for the Nine Months Ended September 30, 1997                        3

         Condensed Consolidated Statements of Cash Flows
           for the Nine Months Ended September 30, 1997 and 1996            4- 5

         Notes to Condensed Consolidated Financial Statements             6 - 14

Item 2.  Management's Discussion and Analysis of
           Financial Condition and Results of Operations                 15 - 26

PART II. OTHER INFORMATION (Items 1, 2, 3 , 4 and 5 are not applicable)
--------------------------

Item 6.  Exhibits and Reports on Form 8-K                                     27

                              PUBLIC STORAGE, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    (Amounts in thousands, except share data)

                                                                     September 30,               December 31,
                                                                         1997                        1996
                                                                    ----------------          ----------------
                          ASSETS                                      (Unaudited)

Cash and cash equivalents............................                    $90,763               $     26,856
Real estate facilities, at cost:
   Land..............................................                    778,690                    596,141
   Buildings.........................................                  2,072,900                  1,589,357
                                                                    ----------------          ----------------
                                                                       2,851,590                  2,185,498
   Accumulated depreciation..........................                   (355,049)                  (297,655)
                                                                    ----------------          ----------------
                                                                       2,496,541                  1,887,843
  Construction in process............................                     51,358                     35,815
                                                                    ----------------          ----------------
                                                                       2,547,899                  1,923,658

Investment in real estate entities...................                    231,962                    350,190
Intangible assets, net...............................                    215,272                    222,253
Other assets.........................................                     68,631                     49,195
                                                                    ----------------          ----------------
              Total assets...........................                 $3,154,527               $  2,572,152
                                                                    ================          ================


        LIABILITIES AND SHAREHOLDERS' EQUITY

Notes payable........................................                   $100,349               $    108,443
Accrued and other liabilities........................                     71,664                     41,467
                                                                    ----------------          ----------------
         Total liabilities...........................                    172,013                    149,910

Minority interest....................................                    190,695                    116,805

Commitments and contingencies

Shareholders' equity:
   Preferred Stock, $0.01 par value, 50,000,000
     shares authorized, - 13,313,009 shares issued
     and outstanding (13,421,580 issued and
     outstanding at December 31, 1996), at
     liquidation preference:
         Cumulative Preferred Stock, issued in series                    868,900                    718,900
         Convertible Preferred Stock.................                     54,584                    114,929

   Common stock, $0.10 par value, 200,000,000 shares
     authorized, 102,991,059 shares issued and
     outstanding (88,362,026 at December 31, 1996)...                     10,299                      8,837

   Class B Common Stock, $0.10 par value, 7,000,000
     shares authorized and issued....................                        700                        700

   Paid-in capital...................................                  1,847,745                  1,454,387
   Cumulative net income.............................                    529,537                    396,420
   Cumulative distributions paid.....................                   (519,946)                  (388,736)
                                                                    ----------------          ----------------
         Total shareholders' equity..................                  2,791,819                  2,305,437
                                                                    ----------------          ----------------
              Total liabilities and shareholders'equity.              $3,154,527               $  2,572,152
                                                                    ================          ================

                         See accompanying notes.
                                  1

                              PUBLIC STORAGE, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                  (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                   (UNAUDITED)

                                                       For the Three Months Ended         For the Nine Months Ended
                                                              September 30,                     September 30,
                                                       ---------------------------        ---------------------------
                                                          1997            1996             1997             1996
                                                       ------------   ------------        -----------   -------------
REVENUES:
   Rental income:
      Self-storage facilities.................         $  102,613      $  70,434        $  274,161        $  195,295
      Commercial properties...................             11,526          6,006            27,694            16,675
      Portable self-storage...................              2,566            160             4,140               160
   Equity in earnings of real estate entities.              4,431          5,559            14,681            15,649
   Facility management fees...................              2,355          3,609             8,298            10,918
   Interest and other income..................              2,908          1,750             7,651             6,059
                                                       ------------   ------------        -----------   -------------
                                                          126,399         87,518           336,625           244,756
                                                       ------------   ------------        -----------   -------------
EXPENSES:
  Cost of operations:
      Self-storage facilities.................             29,852         20,859            82,746            58,835
      Commercial properties...................              4,277          2,739            11,034             7,325
      Portable self-storage...................             14,635             90            25,325                90
  Cost of facility management.................                352            576             1,294             1,751
  Depreciation and amortization ..............             23,847         16,819            64,375            47,553
  General and administrative..................              1,919          1,536             5,205             4,595
  Interest expense............................              2,262          2,080             5,821             6,893
                                                       ------------   ------------        -----------   -------------
                                                           77,144         44,699           195,800           127,042
                                                       ------------   ------------        -----------   -------------
Income before minority interest...............             49,255         42,819           140,825           117,714

Minority interest in income...................             (2,707)        (2,453)           (7,708)           (7,268)
                                                       ------------   ------------        -----------   -------------

Net income....................................          $  46,548      $  40,366        $  133,117        $  110,446
                                                       ============   ============        ===========   =============

Net income allocation:
   Allocable to preferred shareholders........          $  18,316      $  17,056        $   68,134        $   50,118
   Allocable to common shareholders...........             28,232         23,310            64,983            60,328
                                                       ------------   ------------        -----------   -------------
                                                        $  46,548      $  40,366        $  133,117        $  110,446
                                                       ============   ============        ===========   =============

PER COMMON SHARE:

Net income....................................          $    0.27      $    0.30        $     0.67        $     0.81
                                                       ============   ============        ===========   =============

Weighted average common shares outstanding....            103,536         78,338            97,154            74,690
                                                       ============   ============        ===========   =============

                         See accompanying notes.

                              PUBLIC STORAGE, INC.
            CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                  For the Nine Months Ended September 30, 1997
                    (Amounts in thousands except share data)

                                   (Unaudited)

                                                                    Preferred Stock
                                                              -------------------------                   Class B
                                                               Cumulative                    Common       Common
                                                                 Senior      Convertible      Stock        Stock
                                                              -------------  -----------    ----------   ---------
Balances at December 31, 1996...........................      $  718,900      $ 114,929     $   8,837    $     700

Issuance of preferred stock, Series J...................         150,000              -             -            -

Issuance of common stock:
     In connection with mergers (7,681,432 shares) .....               -              -           768            -
     Public issuance (4,600,000 shares).................               -              -           460            -
     Conversion of 8.25% Convertible Preferred Stock into
        common stock (93,585 shares)....................               -         (1,390)            9            -
     Conversion of Mandatory  Convertible Preferred
        Stock, Series CC into common stock (2,184,250
        shares).........................................               -        (58,955)          218            -
     Other (69,766 shares)..............................               -              -             7            -

Net income..............................................               -              -             -            -

Cash distributions:
   Cumulative Senior Preferred Stock....................               -              -             -            -
   Mandatory Convertible Preferred Stock, Series CC.....               -              -             -            -
   8.25% Convertible Preferred Stock....................               -              -             -            -
   Common Stock.........................................               -              -             -            -
                                                              -------------  -----------    ----------   ---------

Balances at September 30, 1997..........................        $868,900      $  54,584     $  10,299       $  700
                                                              =============  ===========    ==========   =========


                              PUBLIC STORAGE, INC.
            CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                  For the Nine Months Ended September 30, 1997
                    (Amounts in thousands except share data)

                                   (Unaudited)


                                                                                                                 Total
                                                                  Paid-in     Cumulative     Cumulative      Shareholders'
                                                                  Capital     Net Income    Distributions       Equity
                                                               -----------    -----------   --------------   -------------
Balances at December 31, 1996...........................       $1,454,387     $ 396,420     $ (388,736)      $  2,305,437

Issuance of preferred stock, Series J...................           (5,075)            -              -             144,925

Issuance of common stock:
     In connection with mergers (7,681,432 shares) .....          211,232             -              -             212,000
     Public issuance (4,600,000 shares).................          126,239             -              -             126,699
     Conversion of 8.25% Convertible Preferred Stock into
        common stock (93,585 shares)....................            1,381             -              -                   -
     Conversion of Mandatory  Convertible Preferred
        Stock, Series CC into common stock (2,184,250
        shares).........................................           58,737             -              -                   -
     Other (69,766 shares)..............................              844             -              -                 851

Net income..............................................                -       133,117              -             133,117

Cash distributions:
   Cumulative Senior Preferred Stock....................                -             -        (49,399)            (49,399)
   Mandatory Convertible Preferred Stock, Series CC.....                -             -        (15,328)            (15,328)
   8.25% Convertible Preferred Stock....................                -             -         (3,407)             (3,407)
   Common Stock.........................................                -             -        (63,076)            (63,076)
                                                               -----------    -----------   --------------   -------------

Balances at September 30, 1997..........................       $1,847,745      $529,537      $(519,946)         $2,791,819
                                                               ===========    ===========   ==============   =============

                         See accompanying notes.
                                  3

                              PUBLIC STORAGE, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (AMOUNTS IN THOUSANDS)

                                   (UNAUDITED)

                                                                                       For the Nine Months Ended
                                                                                             September 30,
                                                                                     ------------------------------
                                                                                          1997               1996
                                                                                     -------------    -------------
Cash flows from operating activities:
   Net income..........................................................               $  133,117        $  110,446
   Adjustments to reconcile  net income to net cash  provided by operating activities:
     Depreciation and amortization.....................................                   64,375            47,553
     Depreciation included in equity in earnings of real estate                            9,107            13,241
     entities..........................................................
     Minority interest in income.......................................                    7,708             7,268
                                                                                     -------------    -------------
         Total adjustments.............................................                   81,190            68,062
                                                                                     -------------    -------------
             Net cash provided by operating activities.................                  214,307           178,508
                                                                                     -------------    -------------

Cash flows from investing activities:
     Capital improvements to real estate facilities....................                  (24,309)          (13,465)
     Construction in process...........................................                  (53,085)          (30,579)
     Acquisition of real estate facilities.............................                  (50,172)         (101,972)
     Capital expenditures relating to portable self-storage operations
       (included in other assets) .....................................                  (15,393)                -
     Acquisition of interests in real estate entities..................                  (43,257)          (86,508)
     Acquisition cost of business combinations.........................                 (120,986)          (83,620)
     Acquisition of minority interests.................................                  (20,967)          (10,075)
     Other.............................................................                      897            (8,796)
                                                                                     -------------    -------------
             Net cash used in investing activities.....................                 (327,272)         (335,015)
                                                                                     -------------    -------------
Cash flows from financing activities:
     Principal payments on notes payable...............................                   (8,094)          (47,106)
     Net proceeds from the issuance of preferred stock.................                  144,925           163,133
     Net proceeds from the issuance of common stock....................                  127,550           129,493
     Distributions paid to shareholders................................                 (130,125)          (99,239)
     Distributions from operations to minority interests in
       consolidated real estate partnerships...........................                  (14,201)          (15,976)
     Net reinvestment by minority interests into real estate                               3,346             2,023
     partnerships......................................................
     Contributions from minority interest in development joint venture.                   47,087                 -
     Other.............................................................                    6,384             3,971
                                                                                     -------------    -------------
             Net cash provided by financing activities.................                  176,872           136,299
                                                                                     -------------    -------------

Net increase (decrease) in cash and cash equivalents...................                   63,907           (20,208)
Cash and cash equivalents at the beginning of the period...............                   26,856            80,436
                                                                                     -------------    -------------
Cash and cash equivalents at the end of the period.....................                $  90,763         $  60,228
                                                                                     =============    =============

                         See accompanying notes.
                                  4

                              PUBLIC STORAGE, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (AMOUNTS IN THOUSANDS)

                                   (UNAUDITED)

                                   (CONTINUED)

                                                                                       For the Nine Months Ended
                                                                                             September 30,
                                                                                     ------------------------------
                                                                                          1997               1996
                                                                                     -------------    -------------

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Acquisition of real estate facilities in exchange for the cancellation of mortgage notes  receivable,  the assumption of mortgage notes payable,
   and issuance of common and preferred stock..............................        $        -        $    (2,401)

Business combinations:
   Real estate facilities..................................................           (540,945)          (351,907)
   Other assets............................................................             (3,097)            (5,076)
   Accrued and other liabilities...........................................             16,640              9,370
   Minority interest.......................................................             42,038             20,139
   Investment in real estate entities......................................            152,378             82,113

Accrued construction in process............................................             (4,245)                 -

Accrued and unpaid dividends...............................................             (1,085)                 -

Assumption of mortgage notes payable in connection with the acquisition of
   real estate facilities..................................................                  -              1,701

Cancellation of mortgage notes receivable in connection with the acquisition
   of real estate facilities...............................................                  -                700

Issuance of Mandatory Convertible Preferred Stock, Series CC...............                  -             58,955

Issuance of common stock in connection with:
   - business combinations.................................................            212,000            106,285
   - conversions of 8.25% Convertible Preferred Stock......................              1,390                936
   - conversions of Mandatory Convertible Preferred Stock..................             58,955             27,960

Conversion of 8.25% Convertible Preferred Stock into common stock..........             (1,390)              (936)

Conversion of Series CC Convertible Preferred Stock into common stock......            (58,955)                 -

Conversion of Mandatory Convertible Preferred Stock into common stock......                  -            (28,470)

                         See accompanying notes.

                              PUBLIC STORAGE, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1997


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

               The Company invests in real estate facilities primarily through the acquisition of wholly-owned facilities combined with the acquisition of equity interests in real estate entities owning real estate facilities. At September 30, 1997, the Company had direct and indirect equity interests in 1,127 properties located in 38 states, including 1,072 self-storage facilities and 55 commercial properties.

2.   Summary of significant accounting policies
     ------------------------------------------

               Basis of presentation
               ---------------------

               The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The preparation of the consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from estimates. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 1997 are not necessarily indicative of the results that may be expected for the year ended December 31, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1996.

               The consolidated financial statements include the accounts of (i) the Company, (ii) majority owned subsidiaries which are involved in the sale of locks and boxes, rental of trucks and portable self-storage, and the management and operation of commercial properties, and (iii) twenty-three limited partnerships in which the Company has significant economic interest (in excess of 50%) and is able to exercise significant control (the "Consolidated Partnerships"). Collectively, the Company, the majority owned subsidiaries, and the Consolidated Partnerships own a total of 916 real estate facilities, consisting of 863 self-storage facilities and 53 commercial properties.

               The Company also has equity investments in 40 other affiliated limited partnerships and two REITs owning in aggregate 211 real estate facilities (209 self-storage facilities and 2 commercial properties) which are managed by the Company. The Company's ownership interest in such real estate entities is less than 50% of the total equity interest and, accordingly, the Company's investments in these real estate entities are accounted for using the equity method.

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

               Intangible assets
               -----------------

               Intangible assets consist of property management contracts ($165,000,000) and the cost over the fair value of net tangible and identifiable intangible assets ($67,726,000) acquired in a 1995 merger with an affiliate. Intangible assets are amortized by the straight-line method over 25 years. At September 30, 1997, intangible assets are net of accumulated amortization of $17,454,000 ($10,473,000 at December 31, 1996). Included in depreciation and amortization expense for the three and nine months ended September 30, 1997 and 1996 is $2,326,000 and $6,981,000,
     respectively, related to the amortization of intangible assets.

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

               In computing earnings per common share, preferred stock dividends reduced income available to common stockholders. At the end of the first quarter of 1997, the Company paid a non-recurring special dividend to the holder of the Series CC Convertible Preferred Stock totaling $13.4 million. As a result of this payment, the Company would not have been required to pay quarterly dividends with respect to the Series CC Convertible Preferred Stock until the quarter ended March 31, 1999. During the second quarter of 1997, the Series CC Convertible Preferred Stock converted into common stock. Net income allocable to the Company's preferred stock for the nine months ended September 30, 1997 reflects the special dividends paid to the Series CC Convertible preferred stock of $13.4 million.

               In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings per Share, which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effects of stock options will be excluded. The impact of the new standard will not have a material impact on either primary or fully-diluted earnings per common share for the three and nine months ended September 30, 1997 and 1996.

               Reclassifications
               -----------------

               Certain reclassifications have been made to the consolidated financial statements for 1996 in order to conform to the 1997 presentation.

3.   Business combinations
     ---------------------

               Mergers with affiliated REITs
               -----------------------------

               During the second quarter of 1997, the Company  completed  merger transactions with six affiliated public REITs whereby the Company acquired all the outstanding stock of the REITs which it did not previously own in exchange for cash and common stock of the Company. The aggregate acquisition cost of these mergers is summarized as follows:

                                                                                         Merger consideration
                                                                         -------------------------------------------------
                                                                         Common Stock               Pre-existing
     Entity                                              Date of merger                   Cash      investment      Total
     ----------------------------------------            --------------  -------------------------------------------------
                                                                                        (Amounts in thousands)
     Public Storage Properties XIV, Inc.                 April 11, 1997  $  34,450      $  9,145     $ 19,977     $ 63,572
     Public Storage Properties XV, Inc.                  April 11, 1997     29,764         8,883       18,137       56,784
     Public Storage Properties XVI, Inc.                 June 24, 1997      41,060        10,804       22,225       74,089
     Public Storage Properties XVII, Inc.                June 24, 1997      34,590        15,793       25,862       76,245
     Public Storage Properties XVIII, Inc.               June 24, 1997      39,727        17,570       19,841       77,138
     Public Storage Properties XIX, Inc.                 June 24, 1997      32,409         6,667       18,003       57,079
                                                                          --------       -------     --------      --------
                                                                          $212,000       $68,862     $124,045     $404,907
                                                                          ========       =======     ========     ========

               Affiliated Partnership Acquisitions
               -----------------------------------

               During the second quarter of 1997, the Company acquired a limited partnership interest in an affiliated partnership for $22,500,000, consisting of the issuance of the Company's Equity Stock, Series A to the affiliated partnership. The acquisition of this interest, combined with the Company's existing general partnership interest in the partnership, significantly increased the Company's ownership interest and control of the partnership and, as a result, the Company began to consolidate the accounts of this partnership.

               During the third quarter of 1997, the Company acquired a limited partnership interest in an affiliated partnership for $57,004,000 in cash. The acquisition of this interest increased the Company's ownership in the partnership in excess of 50% (at September 30, 1997, the Company owned approximately a 66% limited partnership interest in the partnership as well as virtually all of the general partnership interest). Because of the Company's increased ownership interest and control of the Partnership through its general partnership interest, the Company began to consolidate the accounts of this partnership. The total merger consideration of $96,386,000 in this transaction includes the $52,124,000 cash acquisition cost and the company's pre-existing investment of $44,262,000.

               Each of the above mergers with affiliated REITs and acquisition of affiliated partnership interests has been accounted for as a purchase; accordingly, allocations of the total acquisition cost to the net assets acquired were made based on the fair value of such assets and liabilities as of the dates of each respective transaction. The fair market values of the assets and liabilities assumed with respect to the transactions are summarized as follows:


                                                         REIT           Partnership
                                                        mergers         acquisitions         Total
                                                     -------------     -------------     -------------
                                                                       (In thousands)

     Real estate facilities...................         $413,597           $127,348       $540,945
     Investment in real estate entities.......                -             15,929         15,929
     Minority Interest........................                -            (42,038)       (42,038)
     Other Assets                                         2,424                673          3,097
     Accrued liabilities......................          (11,114)            (5,526)       (16,640)
                                                     -------------     -------------     -------------
                                                        $404,907            $96,386       $501,293
                                                     =============     =============     =============

               The historical operating results of the above business combinations prior to each respective acquisition date have not been included in the Company's historical operating results. Pro forma selected financial data for the nine months ended September 30, 1997 and 1996 as though the above business combinations had been effective at the beginning of each period are as follows:

                                                                          Nine Months Ended          Nine Months Ended
        (In  thousands, except per share data)                           September 30, 1997        September 30, 1996
        --------------------------------------                            ------------------        ------------------
        Revenues...............................................               $ 374,568             $ 298,141
        Net income.............................................               $ 136,144             $ 118,665
        Net income per common share............................               $    0.67             $    0.83

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

4.   Real estate facilities
     ----------------------

               Activity in real estate facilities during 1997 is as follows:



                                                               Number of
                                                              real estate          Net rentable            Net
                                                              facilities            square feet        carrying cost
                                                              -------------         ------------      --------------
                                                              (Amounts in thousands, except number of facilities)
     Operating Facilities
       Balance at December 31, 1996....................             756                46,462            $2,185,498
       Property  acquisitions  -  mergers  and  business            149                 9,084               540,945
       combinations....................................
       Property acquisitions - third party purchases...               4                   631                50,172
       Newly opened developed facilities...............               7                   474                41,615
       Acquisition of minority interest................               -                     -                 8,555
       Capital improvements............................               -                     -                24,309
       Other...........................................               -                     -                   496
                                                              -------------         ------------      --------------
       Balance at September 30, 1997...................             916                56,651             2,851,590
                                                              -------------         ------------      --------------

     Accumulated depreciation:
       Balance at December 31, 1996....................                                                    (297,655)
       Additions during the year.......................                                                     (57,394)
                                                                                                      --------------
       Balance at September 30, 1997...................                                                    (355,049)
                                                                                                      --------------

     Construction in progress:
       Balance at December 31, 1996....................              11                   707                35,815
       Expansion  projects acquired in  mergers........               -                    39                   773
       Current development.............................              14                   783                56,385
       Newly opened developed facilities...............              (7)                 (474)              (41,615)
                                                              -------------         ------------      --------------
       Balance at September 30, 1997...................              18                 1,055                51,358
                                                              -------------         ------------      --------------

       Total real estate facilities....................             934                57,706            $2,547,899
                                                              =============         ============      ==============

               The Company's policy is to capitalize interest incurred on debt during the course of construction of its self-storage facilities. Interest capitalized during the three and nine months ended September 30, 1997 was $332,000 and $1,421,000, respectively, compared to $549,000 and $1,142,000, respectively, for the same periods in 1996.


               During the third quarter of 1997, the Company acquired three commercial properties (585,000 square feet) for an aggregate cost of approximately $43.3 million. The Company also purchased one facility with a total of 46,000 square feet of self-storage and commercial space for an aggregate acquisition cost of $6.8 million.



5.   Investment in real estate entities
     ----------------------------------

               The Company's investment in real estate entities at September 30, 1997 generally consists of limited and general partnership interests in approximately 40 affiliated partnerships and common stock in 2 affiliated REITs. Such interests consist of ownership interests ranging from 15% to 45% and are accounted for using the equity method of accounting.

               During the three and nine months ended September 30, 1997, the Company recognized earnings from its investments totaling $4,431,000 and $14,681,000, respectively. Included in equity in earnings of real estate entities for the three and nine months ended September 30, 1997 is the Company's share of depreciation expense totaling $2,422,000 and $9,107,000, respectively. Summarized combined financial data (based on historical cost) with respect to those unconsolidated real estate entities in which the Company had an ownership interest at September 30, 1997 are as follows:

                                                                   Nine Months Ended September 30,
                                                                   -------------------------------
                                                                       1997                  1996
                                                                   -------------        ------------
                                                                            (in thousands)

        Rental income.....................................          $  83,709               $77,812
        Total revenues....................................             85,055                78,881
        Cost of operations................................             29,499                27,655
        Depreciation......................................             11,448                10,017
        Net income........................................             36,281                32,068

        Total assets, net of accumulated depreciation.....           $468,587              $461,293
        Total debt........................................             78,293                81,334
        Total equity......................................            367,907               363,291


6.   Revolving line of credit
     ------------------------

               As of September 30, 1997, the Company had no borrowings on its unsecured credit agreement with a group of commercial banks. The credit agreement (the "Credit Facility") has a borrowing limit of $150.0 million and an expiration date of July 31, 2001. The expiration date may be extended by one year on each anniversary of the credit agreement. Interest on outstanding borrowings is payable monthly. At the option of the Company, the rate of interest charged is equal to (i) the prime rate or (ii) a rate ranging from the London Interbank Offered Rate ("LIBOR") plus 0.40% to LIBOR plus 1.10% depending on the Company's credit ratings and coverage ratios, as defined. In addition, the Company is required to pay a quarterly commitment fee of 0.250% (per annum) of the unused portion of the Credit Facility. The Credit Facility allows the Company, at its option, to request the group of banks to propose the interest rate they would charge on specific borrowings not to exceed $50 million. However, in no case may the interest rate proposal be greater than the amount provided by the Credit Facility.

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

8.   Shareholders' equity
     --------------------

               Preferred stock
               ---------------

               At September 30, 1997 and December 31, 1996, the Company had the following series of Preferred Stock outstanding:

                                                            At September 30, 1997            At December 31, 1996
                                                         ----------------------------    ----------------------------
                                            Dividend        Shares         Carrying         Shares         Carrying
                   Series                     Rate       Outstanding        Amount       Outstanding        Amount
    ----------------------------------     ------------  -------------  -------------    -------------  -------------
    Series A ..........................       10.000%      1,825,000     $ 45,625,000      1,825,000     $ 45,625,000
    Series B ..........................        9.200%      2,386,000       59,650,000      2,386,000       59,650,000
    Series C...........................    Adjustable      1,200,000       30,000,000      1,200,000       30,000,000
    Series D...........................        9.500%      1,200,000       30,000,000      1,200,000       30,000,000
    Series E...........................       10.000%      2,195,000       54,875,000      2,195,000       54,875,000
    Series F...........................        9.750%      2,300,000       57,500,000      2,300,000       57,500,000
    Series G ..........................        8.875%          6,900      172,500,000          6,900      172,500,000
    Series H ..........................        8.450%          6,750      168,750,000          6,750      168,750,000
    Series I ..........................        8.625%          4,000      100,000,000          4,000      100,000,000
    Series J ..........................        8.000%          6,000      150,000,000              -                -
                                                         -------------  -------------    -------------  -------------

      Total Cumulative Senior Preferred
          Stock........................                   11,129,650      868,900,000     11,123,650      718,900,000
                                                         -------------  -------------    -------------  -------------
    Convertible........................        8.250%      2,183,359       54,584,000      2,238,975       55,974,000
    Mandatory Convertible,   Series CC.       13.000%              -                -         58,955       58,955,000
                                                         -------------  -------------    -------------  -------------
      Total Convertible Preferred Stock                    2,183,359       54,584,000      2,297,930      114,929,000
                                                         -------------  -------------    -------------  -------------
                                                          13,313,009     $923,484,000     13,421,580     $833,829,000
                                                         =============  =============    =============  =============

               The Series A through Series J stock (collectively the "Cumulative
     Senior Preferred Stock") have general preference rights with respect to liquidation and quarterly distributions. With respect to the payment of dividends and amounts upon liquidation, all of the Company's Convertible
     Preferred Stock ranks junior to the Cumulative Senior Preferred Stock and any other shares of preferred stock of the Company ranking on a parity with or senior to the Cumulative Senior Preferred Stock. The Convertible
     Preferred Stock ranks senior to the common stock, any additional class of common stock and any series of preferred stock expressly made junior to the Convertible Preferred Stock.

               Holders of the Company's preferred stock, except under certain conditions and as noted above, will not be entitled to vote on most matters. In the event of a cumulative arrearage equal to six quarterly dividends or failure to maintain a Debt Ratio (as defined) of 50% or less, holders of all outstanding series of preferred stock (voting as a single class without regard to series) will have the right to elect two additional members to serve on the Company's Board of Directors until events of default have been cured. At September 30, 1997, there were no dividends in arrears and the Debt Ratio was 3.2%.

               Except  under  certain  conditions   relating  to  the  Company's
     qualification  as a REIT,  the Senior  Preferred  Stock are not  redeemable prior to the following  dates:  Series A - September  30, 2002,  Series B -
     March 31, 2003,  Series C - September  30, 1999,  Series D - September  30,
     2004,  Series E - January 31, 2005,  Series F - April 30, 2005,  Series G -
     December  31,  2000,  Series H - January 31,  2001,  Series I - October 31,
     2001, Series J - August 31, 2002. On or after the respective dates, each of the series of Senior  Preferred  Stock will be  redeemable at the option of the Company,  in whole or in part, at $25 per share (or depository share in the case of the Series G, Series H,  Series I and Series J),  plus  accrued and unpaid dividends.


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

               In August 1997, the Company issued  6,000,000  depositary  shares
     (depositary  shares,  each  representing  1/1,000  of a share) of its 8.00%
     Series J preferred  stock,  raising net  proceeds of  approximately  $144.9 million.

               Equity Stock
               ------------

               In  June  1997,  the  Company  contributed  $22,500,000  (225,000 shares) of its Equity Stock,  Series A ("Equity Stock") to a partnership in which the Company is the general partner. As a result of this contribution, the Company  obtained a majority  interest in the  Partnership and began to consolidate  the accounts of the  Partnership.  The Equity Stock ranks on a parity  with Common  Stock and junior to the  Company's  Cumulative  Senior
     Preferred  Stock and  Convertible  Preferred  Stock with respect to general preference rights and has a liquidation amount of ten times the amount paid to  each  Common  Share  up to a  maximum  of  $100  per  share.  Quarterly distributions  per share on the Equity Stock are equal to the lesser of (i)
     10 times the amount paid per Common Stock or (ii) $2.20.

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

               For these purposes, FFO per share of Common Stock (as defined) was $1.86 for the four consecutive calendar quarters ended September 30, 1997.


               Dividends
               ---------

               The following summarizes dividends paid during the first nine months of 1997:



                                              Distributions
                                              Per Share or           Total
                                            Depository Share     Distributions
                                            ----------------     -------------

   Series A..............................      $    1.875        $   3,422,000
   Series B..............................      $    1.725            4,116,000
   Series C..............................      $    1.394            1,673,000
   Series D..............................      $    1.781            2,138,000
   Series E..............................      $    1.875            4,116,000
   Series F..............................      $    1.828            4,205,000
   Series G..............................      $    1.664           11,482,000
   Series H..............................      $    1.584           10,694,000
   Series I..............................      $    1.617            6,468,000
   Convertible...........................      $    1.547            3,407,000
   Series CC.............................        $260.000           15,328,000
                                                                 -------------
                                                                    67,049,000

   Common................................      $    0.660           63,076,000
                                                                 -------------
        Total dividends paid                                      $130,125,000
                                                                 =============


               At September 30, 1997, the Company accrued distributions with respect to its Series J preferred stock for the period from the date of issuance through September 30, 1997 totaling $1,085,000 which will be paid on December 31, 1997.

               The dividend rate on the Series C Preferred Stock for the third quarter of 1997 was equal to 7.425% per annum. The dividend rate per annum will be adjusted quarterly and will be equal to the highest of one of three
     U.S. Treasury indices (Treasury Bill Rate, Ten Year Constant Maturity Rate, or Thirty Year Constant Maturity Rate) multiplied by 110%. However, the dividend rate for any dividend period will neither be less than 6.75% per annum nor greater than 10.75%. The dividend rate for the quarter ending
     December 31, 1997 will be equal to 7.194% per annum.



MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS
---------------------------------------------------------------------------

               RESULTS OF OPERATIONS
               ---------------------

               Net income for the three  months  ended  September  30,  1997 was
     $46,548,000   compared  to  $40,366,000   for  the  same  period  in  1996,
     representing  an increase of  $6,182,000 or 15%. The increase in net income for the three months ended  September  30, 1997 compared to the same period in 1996 was  primarily  the result of  improved  property  operations,  the acquisition of additional real estate facilities and partnership  interests during  1997 and  1996,  offset  partially  by  start-up  operating  losses experienced in the Company's new portable self-storage business.

               Net income  allocable  to common  shareholders  (net income after deducting dividends to the Company's preferred  shareholders of $18,316,000 and  $17,056,000  for the three months ended  September  30, 1997 and 1996,
     respectively)   was  $28,232,000  or  $0.27  per  common  share  (based  on
     103,536,000  weighted  average shares) for the three months ended September
     30,  1997  compared  to  $23,310,000  or $0.30 per common  share  (based on
     78,338,000   weighted   average  shares)  for  the  same  period  in  1996,
     representing  a  decrease  of $0.03 per  common  share.  This  decrease  is
     principally   due  to  operating   losses   generated   from  the  portable
     self-storage  business which totaled  $12,069,000 or $0.12 per common share during the three months ended September 30, 1997.

               Net income for the nine months ended September 30, 1997 was $133,117,000 compared to $110,446,000 for the same period in 1996, representing an increase of $22,671,000 or 21%. The increase in net income for the nine months ended September 30, 1997 compared to the same periods in 1996 were primarily the result of improved property operations, the acquisition of additional real estate facilities and partnership interests during 1997 and 1996, offset partially by start-up operating losses in its new ancillary portable self-storage business.

               Net income  allocable  to common  shareholders  (net income after deducting dividends to the Company's preferred shareholders of ($68,134,000 and  $50,118,000  for the nine months  ended  September  30, 1997 and 1996, respectively  ) was  $64,983,000  or  $0.67  per  common  share  (based  on
     97,154,000 weighted average shares) for the nine months ended September 30,
     1997 compared to $60,328,000 or $0.81 per common share (based on 74,690,000 weighted  average  shares)  for the same  period  in 1996,  representing  a decrease  of $0.14 per  common  share.  Similar to the three  month  period
     comparisons,   net  income  allocable  to  common   shareholders  has  been
     negatively  impacted  by  losses  generated  from  the  Company's  portable self-storage  business which totaled  $21,185,000 or $0.22 per common share for the nine months  ended  September  30, 1997.  In  addition,  net income allocable to the common  shareholders  for the nine months ended  September
     30, 1997 was negatively impacted by a special dividend totaling $13,412,000 paid to the  Company's  Series CC  Convertible  Preferred  Stock during the first  quarter of 1997.  As a result of the special  dividend,  the Company would not have been  required to pay another  dividend with respect to this stock until the quarter ended March 31, 1999.  During the second quarter of
     1997, the Series CC Convertible Preferred Stock converted into common stock of the  Company.  Accordingly,  all of the  $13,412,000  ($0.14  per common share) of dividends were treated during the nine months ended September 30,
     1997 as an  allocation  of net  income  to the  preferred  shareholders  in determining  the allocation of net income to the common  shareholders.  The special dividend  eliminated the quarterly dividend (fixed charges) of $1.9 million and resulting dilutive impact to the Company's common shareholders.

               PROPERTY OPERATIONS: Rental income and cost of operations have increased significantly for the three and nine months ended September 30, 1997 compared to the same periods in 1996 due to the Company's merger and acquisition activities throughout 1996 and 1997. As a result of these activities, the number of facilities included in the Company's consolidated financial statements has increased from 665 at September 30, 1996 to 916 at September 30, 1997.


               The Company's self-storage operations account for over 90% of the total property operations and represent the largest comparison variances from period to period. As a result the following table is presented to further illustrate variances from period to period by (i) comparing the operating results of self-storage facilities which were owned by the Company throughout 1996 and 1997 and (ii) outlining operating results for those self-storage facilities which were acquired by the Company in 1996 and 1997 whereby the operations represent partial results from the date the facility was acquired through the end of the period.



      SUMMARY OF SELF-STORAGE OPERATIONS
      ----------------------------------

                                            Three Months Ended                             Nine Months Ended
                                              September 30,                                  September 30,
                                           --------------------                            --------------------
                                            1997          1996       Change                1997          1996      Change
                                           -------       -------     -------              -------       -------     -------
                                                    (dollar amounts in thousands, except per square foot data)
      Rental income:
          Pre-1996 acquisitions..........$.65,593       $ 61,566         6.5%           $ 189,980    $ 179,074        6.1%
          1996 and 1997 acquisitions.......37,020          8,868       317.5%              84,181       16,221      419.0%
                                           -------       -------     -------              -------       -------     -------
                                          102,613         70,434        45.7%             274,161      195,295       40.4%
                                           -------       -------     -------              -------       -------     -------
      Cost of operations:
          Pre-1996 acquisitions............18,640         18,134         2.8%              56,467       53,825        4.9%
          1996 and 1997 acquisitions.......11,212          2,725       311.4%              26,279        5,010      424.%
                                           -------       -------     -------              -------       -------     -------
                                           29,852         20,859        43.1%              82,746       58,835       40.6%
                                           -------       -------     -------              -------       -------     -------
      Net operating income:
          Pre-1996 acquisitions............46,953         43,432         8.1%             133,513      125,249        6.6%
          1996 and 1997 acquisitions.......25,808          6,143       320.1%              57,902       11,211      416.5%
                                           -------       -------     -------              -------       -------     -------
                                         $ 72,761       $ 49,575        46.8%           $ 191,415     $136,460       40.3%
                                           =======       =======     =======              =======      ========     =======

      Net rentable square feet (at
       the end of the period, in
       000's):
          Pre-1996 acquisitions............32,139         32,139          -%               32,139       32,139          -%
          1996 and 1997 acquisitions.......19,864          6,036       229.1%              19,864        6,036      229.1%

      Number of facilities (at the
       end of the period):
          Pre-1996 acquisitions...............547           547           -%                  547         547           -%
          1996 and 1997 acquisitions..........316            93        239.8%                 316          93       239.8%

      Pre-1996 acquisitions:
          Annualized realized rent
           per occupied square foot..........$8.76          $8.28        5.8%                $8.64      $8.16         5.9%
          Annualized scheduled rent
           per square foot...................$9.24          $8.76        5.5%                $9.24      $8.28        11.6%
          Weighted average occupancy
           for the period....................93.3%          92.6%        0.7%                91.4%       90.7%        0.7%


               The increases in rental income for the pre-1996 acquisitions for the three and nine months ending September 30, 1997 compared to the same periods in 1996 are due to increased realized rent per occupied square foot combined with an increased weighted average occupancy level. The Company believes that such improvements are principally the result of initiatives undertaken during 1996 and 1997 consisting of:

          * In the second half of 1996, the Company began to increase its scheduled rents charged to new customers (prior to promotional discounts) and to existing tenants where warranted.

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

          * Commencing in the latter part of the first quarter of 1997 the Company began, in selected markets, to advertise on local television offering a promotional rental rate of $1.00 for the first month.

               Rental income for the three and nine months ended September 30, 1997 are net of promotional discounts totaling $4,370,000 and $11,163,000, respectively, compared to $1,347,000 and $1,929,000 for the same periods in 1996. In addition, included in cost of operations for the three and nine months ended September 30, 1997 are costs associated with the telephone reservation center and advertising totaling $2,209,000 and $5,003,000, respectively, compared to $1,007,000 and $2,433,000 for the same periods in 1996.

               DEVELOPMENT OF SELF-STORAGE FACILITIES During the first nine months of 1997, the Company opened for operation seven newly constructed self-storage facilities (474,000 square feet). At September 30, 1997, the Company had sixteen self-storage facilities (approximately 930,000 square feet) under development with an aggregate cost incurred to date of $41.3 million and total estimated cost to complete of $31 million. In addition, two portable self-storage facilities (approximately 125,000 square feet) were under development with an aggregate cost incurred to date of approximately $1.8 million and total additional estimated costs to complete of approximately $3.0 million. The Company currently has plans to develop an additional 10 self-storage facilities (approximately 662,000 square feet) and 10 portable self-storage facilities (approximately 758,000 square feet) in various locations at an estimated cost of approximately $90.5 million (aggregate costs incurred to date of approximately $3.0 million).

               The  Company  is  evaluating   the   feasibility   of  developing
     additional facilities in selected markets in which there are few, if any, facilities to acquire at attractive prices and where the scarcity of other undeveloped parcels of land or other impediments to development make it difficult to construct additional competing facilities. Generally the construction period takes 9 to 12 months followed by, in the case of self-storage facilities, a 18 to 24 month fill-up process until the newly constructed facility reaches a stabilized occupancy level of approximately 90%. Due to the timing of the deployment of capital to construct the facilities and the relatively long "fill-up" period until the facilities reach a stabilized occupancy level, the Company believes that its development plans may create earnings dilution in the short-term.

               In April 1997, the Company entered into an agreement with a joint venture partner to develop approximately $220 million of self-storage facilities (see "LIQUIDITY AND CAPITAL RESOURCES - DEVELOPMENT ACTIVITIES").

               EQUITY IN EARNINGS OF REAL ESTATE ENTITIES: At September 30, 1997, the Company had ownership interests in 40 limited partnerships and 2 REITs (collectively the "Unconsolidated Entities"). The Company's ownership interest in these entities ranges from 15% to 45%, but generally averages approximately 30%. Due to the Company's limited ownership interest and control of these entities, the Company does not consolidate the accounts of these entities for financial reporting purposes, and accounts for such investments using the equity method.

               Equity in earnings of real estate entities was $4,431,000 for the three months ended September 30, 1997 as compared to $5,559,000 for the same period in 1996. Equity in earnings of real estate entities was $14,681,000 for the nine months ended September 30, 1997 as compared to $15,649,000 for the same period in 1996. The decreases in earnings from real estate entities from 1996 to 1997 reflect the Company's merger and partnership acquisition activities in the last three months of 1996 (with three affiliated REIT mergers and the acquisition of additional partnership interests) and the first nine months of 1997 (with six additional affiliated REIT mergers and the acquisition of additional partnership interests). The merger and partnership acquisition activities resulted in the elimination of investment in real estate entities and, after the acquisitions, the associated equity earnings.

               Equity in earnings of real estate entities for the three and nine months ended September 30, 1997 consists of the Company's pro rata share of the Unconsolidated Entities based upon the Company's ownership interest for the period. The following table summarizes the components of the Company's equity in earnings of real estate entities:

                                     Three Months Ended September 30,           Nine Months Ended September 30,
                                     --------------------------------           -------------------------------
                                       1997        1996      Dollar Change      1997          1996       Dollar Change
                                     --------------------------------------     -------------------------------------
                                                                (Amounts in thousands)

   Self-storage operations           $6,874      $10,100       $(3,226)        $23,671        $28,511         $(4,840)
   Commercial property                  129          453          (324)          1,297          2,065            (768)
   operations
   Depreciation and
   Amortization:
     Self-storage facilities         (2,379)      (4,068)        1,689          (8,608)       (12,294)          3,686
     Commercial properties              (43)        (347)          304            (499)          (947)            448
   Other                               (150)        (579)          429          (1,180)        (1,686)            506
                                     --------------------------------------     -------------------------------------
   Total equity in earnings of
     real estate entities            $4,431       $5,559       $(1,128)        $14,681        $15,649           $(968)
                                     --------------------------------------     -------------------------------------

               Similar to the Company, the Unconsolidated Entities generate substantially all of their income from their ownership of self-storage facilities. In the aggregate, the Unconsolidated Entities own a total of 211 facilities at September 30, 1997, including 209 self-storage facilities. The Company expects that its equity in earnings from Unconsolidated Entities will generally decrease as a result of the acquisition of additional interests in the Unconsolidated Entities by the Company. The Company has in the past acquired, and may continue to seek to acquire in the future, real estate facilities owned by or additional interests in the Unconsolidated Entities.

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

               Property management operations reflect the activities with respect to the management of facilities owned by affiliated unconsolidated entities. As a result, the revenues generated from its property management operations are generally predictable and dependent upon the future growth of rental income for these affiliated properties. The Company has in the past acquired, and may continue to seek to acquire in the future, real estate facilities owned by affiliated entities which are not consolidated with the Company. The acquisition of such facilities reduces management fee income to the Company and is offset by a corresponding reduction in the cost of property operations.

               During the three months ended September 30, 1997, the Company's property management operations generated net operating income of $2,003,000 on revenues of $2,355,000 and expenses of $352,000 as compared to net operating income of $3,033,000 on revenues of $3,609,000 and expenses of $576,000 during the same period in 1996. During the nine months ended September 30, 1997, the Company's property management operations generated net operating income of $7,004,000 on revenues of $8,298,000 and expenses of $1,294,000 compared to net operating income of $9,167,000 on revenues of $10,918,000 and expenses of $1,751,000 during the same period in 1996. The decreases in property management operations are due to the Company's acquisition of facilities which it previously managed for third parties and affiliated entities for a fee.

               PORTABLE SELF-STORAGE BUSINESS:

               In an effort to attract a wider variety of customers, to further differentiate the Company from its competition and to generate new sources of revenues, additional businesses are being developed by affiliates of the Company to complement the Company's self-storage business. These products include the sale of locks, boxes and packing supplies and the rental of trucks and other moving equipment through the implementation of (i) a retail expansion program, (ii) a truck rental program and most significantly (iii) a portable self storage business. The retail expansion program and truck rental program results are presented in "interest and other income," analyzed in the following section.

               Public Storage Pickup & Delivery, Inc. ("PSPUD"), a subsidiary of the Company, operates a portable self-storage business that rents storage containers to customers for storage in a central warehouse and provides related transportation services. During the third quarter of 1997, PSPUD opened nine new facilities which combined with its previously opened facilities increased the number of opened facilities to 43 as of September 30, 1997 (including a mature facility acquired in 1996). In October 1997, PSPUD opened two additional facilities. These 45 facilities had a total of 29,350 occupied containers as of October 31, 1997.

               PSPUD presently anticipates opening an additional 8 facilities from November 1, 1997 through December 31, 1997. PSPUD has also identified an additional 12 sites in existing markets for development of PSPUD facilities at an aggregate estimated cost of $46.2 million.

               Due to the start-up nature of this business, PSPUD incurred operating losses totaling approximately $12.1 million and $21.2 million for the three and nine months ended September 30, 1997, respectively. PSPUD continues to expend funds in personnel, training, equipment, computer software and professional fees in organizing this business. Until the facilities are operating profitably, PSPUD's operations are expected to adversely impact the Company's earnings, especially for the quarter ended September 30, 1997 whose losses are expected to be higher than in subsequent quarters. PSPUD currently expects subsequent quarters to produce operating losses, but anticipates that losses in subsequent quarters will be at a reduced level from the current quarter, although there can be no assurance.

               At October 31, 1997, PSPUD had 31 facilities that had been opened since the beginning of the third quarter (excluding the mature facility acquired in 1996 and two smaller facilities in peripheral markets) located in 15 markets in 7 states. These 31 facilities had container capacity ranging from 1,600 to 2,300 containers (averaging 2,200 containers). Average monthly gross container rentals for the four months ended October 31, 1997 for the 31 facilities were 166 in July, 214 in August, 241 in September and 247 in October and had average monthly move-outs during this period of 71 in July, 113 in August, 135 in September and 124 in October. The Company believes that the move-in activity was positively impacted by the Company's marketing and advertising efforts which commenced during August and September. However, there were markets in which marketing and advertising effects had not commenced during this period. There can be no assurance as to the level of PSPUD's expansion, level of net rentals, level of move-outs or profitability.

               The Company continues to believe that it should invest a portion of its retained cash flow in PSPUD, which responds to a promising business opportunity and complements the Company's existing operations through joint use of a national telephone reservation system and a coordinated media advertising program to increase consumer awareness of both traditional mini-warehouses and portable self-storage. The Company's average mini-warehouse occupancy level is higher than at any comparable period in prior years, despite the promotion of the portable self-storage business in the same markets. The Company believes that the combination of PSPUD and traditional mini-warehouses allows for market strategies that promote both businesses and most importantly meet consumer needs.

               Included in the cost of operations of the portable self-storage operations are certain start-up costs which the Company expects to be non-recurring and only incidental to the opening of new facilities. These costs are related to site acquisition, leasing activities, systems development, and hiring and training of personnel. In addition, included in cost of operations is $3,500,000 and $7,500,000 for the three and nine months ended September 30, 1997, respectively, relating to marketing activities, including television advertising, designed to enhance the rental activities of PSPUD's facilities.

     INTEREST AND OTHER INCOME

               As mentioned above, the Company has developed additional businesses through affiliates, via a retail expansion program and a truck rental program. The net results of these two businesses are presented along with interest and other income, as "interest and other income." The components of interest and other income are detailed as follows:

                                                 Three Months Ended September 30,      Nine Months Ended September 30,
                                                 --------------------------------      -------------------------------
                                                  1997        1996      Dollar Change     1997        1996    Dollar Change
                                                 ------------------------------------   -----------------------------------
                                                                           (Amounts in thousands)
    Sales of Packaging Material and Truck Rental Income:
    ---------------------------------------------------

    Revenues                                     $1,538     $   954      $   584        $3,691      $2,191       $1,500
    Costs of Operation                           (1,227)       (585)        (642)       (2,929)     (1,447)      (1,482)
                                                 ------------------------------------   -----------------------------------
              Net Operating Income                  311         369          (58)          762         744           18

    Interest and Other Income                     2,597       1,381        1,216         6,889       5,315        1,574
                                                 ------------------------------------   -----------------------------------
        Total Interest and Other Income          $2,908      $1,750       $1,158        $7,651      $6,059       $1,592
                                                 ====================================   ===================================


               Interest and other income principally consists of interest earned on cash balances and interest related to mortgage notes receivable. The increase in interest income for the three and nine months ended September 30, 1997 compared to the same periods in 1996 is primarily due to interest income on excess cash balances. On March 18, 1997, the Company publicly issued 4.6 million shares of common stock, raising net proceeds of approximately $126.7 million. On August 28, 1997, it issued its Series J Preferred Stock, raising net proceeds of approximately $144.9 million. The effect of the timing of investing the funds from these offerings resulted in higher average invested cash balances in 1997 as compared to 1996 and 1997.

               DEPRECIATION AND AMORTIZATION: Depreciation and amortization expense has increased $7,028,000, to $23,847,000 for the three months ended September 30, 1997 as compared to $16,819,000 for the same period in 1996. Depreciation and amortization expense has increased $16,822,000, to $64,375,000 for the nine months ended September 30, 1997 as compared to $47,553,000 for the same period in 1996. These increases are principally due to the acquisition of additional real estate facilities during 1996 and 1997.

               MINORITY INTEREST IN INCOME: Minority interest in income represents the income allocable to equity interests in the consolidated entities which are not owned by the Company. Minority interest in income for the three months ended September 30, 1997 was $2,707,000 compared to $2,453,000 for the same period in 1996. Minority interest in income for the nine months ended September 30, 1997 was $7,708,000 compared to $7,268,000 for the same period in 1996.

               Minority interest in income increased in the three and nine month periods compared to 1996 due to improved property operations and the consolidation of investments which were previously accounted for on the equity method during the 1996 periods. These effects were partially offset by PSI's acquisition of additional minority interests, as well as minority interests in the losses of PSPUD and the development joint venture.

               Supplemental Property Data

               At September 30, 1997, the Company's investment portfolio consists of (i) wholly-owned properties owned by the Company, (ii) properties owned by real estate partnerships in which the Company has significant ownership interests (the "Consolidated Partnerships"), and
     (iii) properties owned by real estate entities (partnerships and REITs) in which the Company's ownership interest and control are not sufficient to warrant the consolidation of such entities (the "Unconsolidated Entities"). The following table summarizes the Company's investment in real estate facilities as of September 30, 1997:

                                              Number of Facilities in which the      Net Rentable Square Footage
                                              Company has an ownership interest             (in thousands)
                                             ----------------------------------   ----------------------------------
                                             Self-Storage Commercial              Self-Storage Commercial
                                              Facilities  Properties    Total      Facilities  Properties   Total
                                             ----------------------------------   ----------------------------------

Wholly-owned facilities (a)  (b)                   531         11        542         32,510       729       33,239
Facilities     owned    by     Consolidated        332         42        374         19,521      3,891      23,412
                                             ----------------------------------   ----------------------------------
    Partnerships
    Total consolidated facilities                  863         53        916         52,031      4,620      56,651

Facilities owned by Unconsolidated Entities        209          2        211         11,999       191       12,190
                                             ----------------------------------   ----------------------------------

    Total facilities in which the Company
      has an ownership interest                  1,072         55      1,127         64,030      4,811      68,841
                                             ==================================   ==================================


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

               In order to evaluate how the Company's overall portfolio has performed, management analyzes the operating performance of a consistent group of self-storage facilities representing 951 (55.8 million net rentable square feet) of the 1,072 self-storage facilities (herein referred to as "Same Store" self-storage facilities) which have been operated under the "Public Storage" name for at least the past three years. At September 30, 1997, the Company had ownership interests in a total of 1,072 mini-warehouse facilities. Of these 1,072 properties, 951 or 89% of the mini-warehouses have been in operation and managed by Public Storage, Inc. since January 1, 1993. The following table summarizes the operating results of these 951 properties:

      Same Store mini-warehouse facilities (951 facilities):
      ------------------------------------------------------
      (historical property operations)

                                              Three months ended                        Nine months ended
                                                 September 30,                             September 30,
                                            ------------------------                  ----------------------
                                             1997            1996        Change        1997           1996       Change
                                            ----------   -----------    --------      ---------   ----------    ---------
                                                                  (dollar amounts in thousands)

           Rental income..............     $122,309        $114,108         7.2%      $353,561       $331,762        6.6%
           Cost of operations.........       41,081          39,104         5.1%       123,634        116,170        6.4%
                                            ----------   -----------    --------      ---------   ----------    ---------

           Net operating income.......     $ 81,228         $75,004         8.3%      $229,927       $215,592        6.6%
                                            ==========   ===========    ========      =========   ===========   =========

           Gross profit margin........        66.4%          65.7%          0.7%        65.0%          65.0%         -

           ............................. .............. ............... .......... .............. .............. .........
           Weighted Average:
                 Occupancy............        93.7%          93.0%          0.7%        91.8%          91.4%         0.4%

                 Realized rent per
                   occupied sq. ft.
                   for period.........        $9.36          $8.76          6.8%        $9.24          $8.64         6.9%

                 Scheduled rent per
                   occupied sq. ft.
                   for period.........        $9.96          $9.36          6.4%        $9.84          $8.76        12.3%


--------------
     1. Assumes payment of property management fees on all facilities, including those facilities owned by the Company for which effective November 16, 1995 no fee is paid.
     2. Gross profit margin is computed by dividing property net operating income (before depreciation expense) by rental revenues. Cost of operations include a 6% management fee. The gross profit margin excluding the facility management fee was 72.4% and 71.7% for the three months ended September 30, 1997 and 1996, respectively. The gross profit margin excluding the facility management fee was 71.0% and 71.0% for the nine months ended September 30, 1997 and 1996, respectively.
     3. Realized rent per square foot represents the actual revenue earned per occupied square foot. Management believes this is a more relevant measure than the scheduled rental rates, since scheduled rates can be discounted through the use of promotions.

               Rental income for the Same Store facilities included promotional discounts totaling $4.6 million and $13.2 million for the three and nine months ended September 30, 1997, respectively, compared to $2.0 million and $3.0 million for the same periods ended September 30, 1996, respectively. The increase in promotional discounts is principally due to promotional activities offered through the national telephone reservation center combined with television advertising which began in the second quarter in certain markets where the Company offered a promotional $1.00 first month rent to customers.

               Cost of operations for the three and nine months ended September 30, 1997 increased due to (i) advertising and promotion, which increased $967,000 and $2,308,000, respectively, due primarily to the Company's national telephone reservations center and television advertising in certain markets and (ii) property taxes, which increased $1,182,000 and $3,014,000, respectively, due primarily to higher assessments in California, Illinois, and Texas.

               As indicated above, in early 1996, the Company implemented a national telephone reservation system designed to provide added customer service for all the self-storage facilities under management by the Company. The Company believes that the improved operating results, as indicated in the above table, in large part are due to the success of the national telephone reservation system. However, the national telephone reservation system was not fully operational for most of the self-storage facilities until the latter part of the fourth quarter of 1996.

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

               INTERNALLY GENERATED CASH FLOWS: The Company believes that important measures of its performance as well as its liquidity are cash provided by operations and funds from operations ("FFO") and the ability of these measures to fund the Company's operating requirements (i.e., capital improvements, principal payments on debt and distribution requirements).

               Net cash provided by operations (as determined in accordance with generally accepted accounting principles) reflects the cash generated from the Company's business before distributions to various equity holders, including the preferred shareholders, capital expenditures or mandatory principal payments on debt. Net cash provided by operations has increased to $214,307,000 from $178,508,000 for the nine months ended September 30, 1997 and 1996, respectively.

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


                                                                                         For the Nine Months Ended
                                                                                               September 30,
                                                                                         -------------------------
                                                                                            1997                1996
                                                                                         ------------       ----------
                                                                                              (in thousands)

           Net income............................................................          $133,117          $110,446
           Depreciation and amortization.........................................            64,375            47,553
           Depreciation from unconsolidated real estate entities.................             9,107            13,241
           Minority interest in income...........................................             7,708             7,268
                                                                                         ------------       ----------
                 Net cash provided by operating activities.......................           214,307           178,508

           Distributions from operations to minority interests (funds from
             operations allocable to minority interests).........................           (14,201)          (15,976)
                                                                                         ------------       ----------
           Cash from operations/FFO available to the Company's shareholders......           200,106           162,532


             Less: Preferred stock dividends.....................................           (68,134)          (50,118)
             Add:  Non-recurring  payment  of  dividends  with  respect to the
             Series CC Convertible Preferred.....................................            13,412                 -
                                                                                         ------------       ----------

           Cash from operations/FFO available to common shareholders.............           145,384           112,414
           Capital improvements to maintain facilities:
             Self-storage facilities.............................................           (21,505)          (10,884)
             Commercial properties...............................................            (2,804)           (2,581)
           Add back: minority interest share of capital improvements.............             1,403             2,295
                                                                                         ------------       ----------

           Funds available for principal payments on debt, common dividends
             and reinvestment....................................................           122,478           101,244
           Cash distributions to common shareholders.............................           (63,076)          (49,121)
                                                                                         ------------       ----------

           Funds available for principal payments on debt and investment.........           $59,402           $52,123
                                                                                         ============       ==========



               See the consolidated statements of cash flows for the nine months ended September 30, 1997 and 1996 for additional information regarding the Company's investing and financing activities.


               FFO increased to $200,106,000 for the nine months ended September 30, 1997 compared to $162,532,000 for the same period in 1996. FFO applicable to the common shareholders (after deducting preferred stock dividends) increased to $145,384,000 for the nine months ended September 30, 1997 compared to $112,414,000 for the same period in 1996. FFO is used by many financial analysts in evaluating REITs. The Company defines FFO as net income (loss) (computed in accordance with
          GAAP) before (i) gain (loss) on disposition of real estate, adjusted as follows: (i) plus depreciation and amortization, and (ii) less FFO attributable to minority interest. The National Association of Real Estate Investment Trusts, Inc. ("NAREIT") definition of FFO does not specifically address the treatment of minority interest in the determination of FFO. In the case of the Company, FFO represents amounts attributable to its shareholders after deducting amounts attributable to the minority interests. FFO does not take into consideration scheduled principal payments on debt, capital improvements, distributions and other obligations of the Company. Accordingly, FFO is a supplemental performance measure and is not a substitute for the Company's cash flow or net income (as discussed
          above)  as  a  measure  of  the   Company's   liquidity  or  operating
          performance.

               The Company accounts for its investments in the unconsolidated affiliated entities using the equity method of accounting, and accordingly, earnings are recognized based upon the Company's interest in each of the partnerships and REITs. This interest is based on the Company's share of the increase or decrease in the net assets of the entities from their operations. Provisions of the partnerships' and REITs' governing documents provide for the payment of preferred cash distributions to other investors (until certain specified amounts have been paid) without regard to the pro rata interest of all investors in current earnings. As a result, actual cash distributions paid to the Company for a period of time will be less than the Company's interest in the entities' FFO. During the nine months ended September 30, 1997, FFO distributed to the Company was approximately $9.0 million less than the Company's share of FFO for such entities with such preferred cash distributions. Preferred cash distributions paid to other investors during each period have the effect of increasing the Company's economic interest in each of the respective entities and reducing the amount of future preference payments which must be paid to other investors before cash distributions will be shared on a pro rata basis with respect to each investor's actual interest. At September 30, 1997, the aggregate future preference payments to other investors is approximately $47.2 million and is expected to be paid over approximately 10 years, with approximately 45% of the amount being paid over the next 3 years.

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

               Over the past four years, the Company's distribution policy has enabled it to retain significant funds (after capital improvements) to make additional investments and debt reductions. During the first nine months of 1997 and 1996, the Company distributed to common shareholders approximately 43% and 44% of its FFO available to common shareholders, respectively, allowing it to retain approximately $59.4 million and $52.1 million, respectively, after satisfying its capital improvements and preferred stock dividend requirements.


               DISTRIBUTION REQUIREMENTS: During the first nine months of 1997, the Company paid dividends totaling $48,314,000 to the holders of the Company's Senior Preferred Stock, $3,407,000 to the holders of the Convertible Preferred Stock, $15,328,000 to the holders of the Series CC Convertible Stock (which, in the quarter ended September 30, 1997 converted to common stock) and $63,076,000 to the holders of Common Stock. The Company estimates the distribution requirements for fiscal 1997 with respect to Senior Preferred Stock and the Convertible Preferred Stock to be approximately $88 million.

               CAPITAL IMPROVEMENT REQUIREMENTS: During 1997, the Company has estimated approximately $30.6 million for capital improvements ($26.4 million for its self-storage and $4.2 million for its business park facilities). The minority interests' share of the estimated capital improvements is approximately $3.3 million. During the first nine months of 1997, the Company incurred capital improvements of approximately $24.3 million.

               During 1995, the Company commenced a program to enhance its visual icon and modernize the appearance of its self-storage facilities, including modernization of signs, paint color schemes, and rental offices. Included in the 1997 capital improvement estimate is approximately $4.8 million with respect to these expenditures.

               DEBT SERVICE REQUIREMENTS: The Company does not believe it has any significant refinancing risks with respect to its mortgage debt, all of which is at a fixed rate. The Company uses its $150.0 million of bank credit facility (all of which was unused as of November 12, 1997) primarily to fund acquisitions and provide financial flexibility and liquidity. At the option of the Company, the rate of interest charged is equal to (i) the prime rate or (ii) a rate ranging from the London Interbank Offered Rate ("LIBOR") plus 0.40% to LIBOR plus 1.10% depending on the Company's credit ratings and coverage ratios, as defined. In addition, the Company is required to pay a quarterly commitment fee of 0.250% (per annum) of the unused portion of the Credit Facility. The Credit Facility allows the Company, at its option, to request the group of banks to propose the interest rate they would charge on specific borrowings not to exceed $50 million. However, in no case may the interest rate proposal be greater than the amount provided by the Credit Facility.

               At September 30, 1997,  the Company had total  outstanding  notes
          payable  of  approximately  $100.3  million.   Approximate   principal
          maturities of notes payable at September 30, 1997 are as follows:


                                                                      Fixed Rate
                                                                     Mortgage Debt
                                                7.08% Unsecured     (Weighted average
                                                  Senior Notes        rate of 10.3%)          Total
                                                ------------------   ------------------  ------------------


           1997 (remainder of )                      $   3,250                $552             $3,802
           1998                                          7,250               7,858             15,108
           1999                                          8,000               6,382             14,382
           2000                                          8,750               2,612             11,362
           2001                                          9,500               2,899             12,399
           Thereafter                                   19,750              23,546             43,296
                                                ------------------   ------------------  ------------------
                                                     $  56,500           $  43,849           $100,349
                                                ==================   ==================  ==================

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


               The Company's portfolio of real estate facilities remains substantially unencumbered. At September 30, 1997, the Company had debt outstanding of $100.3 million and had consolidated real estate facilities with a book value of $2.5 billion. The Company, however, has been averse to financing its acquisitions with debt and generally will only increase its mortgage borrowing through the assumption of pre-existing debt on acquired real estate facilities.

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

               On March 18, 1997, the Company publicly issued 4.6 million shares of common stock, raising net proceeds of approximately $126.7 million and on August 28, 1997, the Company issued its Series J Preferred Stock raising net proceeds of approximately $144.9 million. As of October 31, 1997, substantially all of the net proceeds from these offerings were utilized to acquire additional investment in real estate assets as well as to make investments in the portable self storage business.

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

               During the third quarter of 1997, the Company acquired three commercial properties (585,000 square feet) for a total aggregate cost of approximately $43.3 million. The Company also purchased one facility with a total of 46,000 square feet of self-storage and commercial space for an aggregate acquisition cost of approximately $6.8 million.

               DEVELOPMENT ACTIVITIES: At September 30, 1997, the Company had sixteen self-storage facilities (approximately 930,000 square feet) under development with an aggregate cost incurred to date of $41.3 million and total estimated cost to complete of approximately $31 million. In addition, two portable self-storage facilities (approximately 125,000 square feet) were under development with an aggregate cost incurred to date of approximately $1.8 million and total additional estimated costs to complete of $3.0 million. The Company currently has plans to develop an additional 10 self-storage facilities (approximately 662,000 square feet) and 10 portable self-storage facilities (approximately 758,000 square feet) in various locations at an estimated cost of approximately $90.5. The Company is evaluating the feasibility of developing additional facilities in selected markets in which there are few, if any, facilities to acquire at attractive prices and where the scarcity of other undeveloped parcels of land or other impediments to development make it difficult to construct additional competing facilities.

               In April 1997, the Company formed a joint venture partnership with an unaffiliated partner to participate in the development of approximately $220 million of self-storage facilities. At September 30, 1997, the joint venture was committed to develop 31 facilities having an estimated development cost of $151 million and had completed five facilities with an aggregate cost of $33 million. The venture is funded solely with equity capital consisting of 30% from the Company and 70% from the institutional investor.

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


 Item 6   Exhibits and Reports on Form 8-K
             --------------------------------

      (a) The following Exhibits are included herein:

         (11) Statement re: Computation of Earnings per Share

         (12) Statement re: Computation of Ratio of Earnings to Fixed Charges

         (27) Financial Data Schedule


      (b) Reports on Form 8-K

               The Company filed a current report on Form 8-K dated August 25, 1997 pursuant to Item 5, which filed certain exhibits relating to the Company's public offering of Depositary shares each representing 1/1,000 of a share of 8% Cumulative Preferred Stock, Series J.

                                   SIGNATURES




               Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                         DATED: November 14, 1997

                                         PUBLIC STORAGE, INC.



                                          BY:   /s/ John Reyes
                                                ---------------------------
                                                John Reyes
                                                Senior Vice President and
                                                 Chief Financial Officer
                                                  (Principal financial officer)