Form 10-K
period 1997-12-31
PUBLIC STORAGE INC /CA
filed 1998-03-31
CIK 318380

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 [Fee Required]

For the fiscal year ended December 31, 1997
                          --------------------

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 [No Fee Required].

For the transition period from                   to
                              ------------------   -----------------------

Commission File Number: 1-8389
                        -------

                              PUBLIC STORAGE, INC.
              -----------------------------------------------------
             (Exact name of registrant as specified in its charter)

               California                               95-3551121
------------------------------------              ------------------------------
    (State or other jurisdiction of                  (I.R.S. Employer
     incorporation or organization)               Identification Number)

701 Western Avenue, Glendale, California                91201-2397
-----------------------------------------          -------------------------
(Address of principal executive offices)                (Zip Code)

Registrant's telephone number, including area code: (818) 244-8080
                                                    --------------

Securities registered pursuant to Section 12(b) of the Act:

                                                                                                 Name of each exchange
                                  Title of each class                                             on which registered
                                  -------------------                                             -------------------
10% Cumulative Preferred Stock, Series A, $.01 par value............................            New York Stock Exchange
9.20% Cumulative Preferred Stock, Series B, $.01 par value..........................            New York Stock Exchange
Adjustable Rate Cumulative Preferred Stock, Series C, $.01 par value................            New York Stock Exchange
9.50% Cumulative Preferred Stock, Series D, $.01 par value..........................            New York Stock Exchange
10% Cumulative Preferred Stock, Series E, $.01 par value............................            New York Stock Exchange
9.75% Cumulative Preferred Stock, Series F, $.01 par value..........................            New York Stock Exchange
Depositary Shares Each Representing 1/1,000 of a Share of 8-7/8% Cumulative
    Preferred Stock, Series G, $.01 par value.......................................            New York Stock Exchange
Depositary Shares Each Representing 1/1,000 of a Share of 8.45% Cumulative
    Preferred Stock, Series H, $.01 par value.......................................            New York Stock Exchange
Depositary Shares Each Representing 1/1,000 of a Share of 8-5/8% Cumulative
    Preferred Stock, Series I, $.01 par value.......................................            New York Stock Exchange
Depositary Shares Each Representing 1/1,000 of a Share of 8% Cumulative Preferred
    Stock, Series J, $.01 par value.................................................            New York Stock Exchange
8.25% Convertible Preferred Stock, $.01 par value...................................            New York Stock Exchange,
                                                                                                    Pacific Exchange
Common Stock, $.10 par value........................................................            New York Stock Exchange,
                                                                                                    Pacific Exchange

Securities registered pursuant to Section 12(g) of the Act:

                                      None
                -------------------------------------------------
                                (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [ X ] Yes [ ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to the Form 10-K. [ ]

The aggregate market value of the voting stock held by non - affiliates of the registrant as of February 27, 1998:

Common Stock, $0.10 Par Value - $2,166,879,325 (computed on the basis of $30.8125 per share which was the reported closing sale price of the Company's Common Stock on the New York Stock Exchange on February 27, 1998).

The number of shares outstanding of the registrant's classes of common stock as of February 27, 1998:

Common Stock, $.10 Par Value - 111,723,882 shares
--------------------------------------------------

Class B Common Stock, $.10 Par Value - 7,000,000 shares
-------------------------------------------------------

Equity Stock, Series A, $.01 Par Value - 225,000 shares
-------------------------------------------------------


                       DOCUMENTS INCORPORATED BY REFERENCE

Information required by Part III will be included in an amendment to this Form 10-K under cover of a Form 10-K/A filed within 120 days of the Registrant's 1997 fiscal year, which information is incorporated by reference into Part III.

                                     PART I


ITEM 1.   BUSINESS
          --------
GENERAL
-------
     Public Storage, Inc. (the "Company") is an equity real estate investment trust ("REIT") organized as a corporation under the laws of California on July 10, 1980. The Company is a fully integrated, self-administered and self-managed real estate investment trust ("REIT") that acquires, develops, owns and operates primarily self-storage facilities. The Company is the largest owner and operator of self-storage space in the United States with direct and indirect equity investments in 1,073 self-storage facilities containing approximately 64 million square feet of net rentable space at December 31, 1997. In addition, the Company has ownership interests in 63 commercial properties containing commercial and industrial space for rent. At December 31, 1997, the Company also had an interest in 49 portable self-storage facilities that rent storage containers to customers for storage in a central warehouse.

     The Company has elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended. To the extent that the Company continues to qualify as a REIT, it will not be subject to tax, with certain limited exceptions, on the taxable income that is distributed to its shareholders.

MANAGEMENT
----------
     The Company's senior management team is headed by B. Wayne Hughes (64), Chairman and Chief Executive Officer. Mr. Hughes established the Public Storage Organization in 1972 and has successfully managed the Company through several market cycles. The Company's executive management includes: Harvey Lenkin (61), President; John Reyes (37), Senior Vice President and Chief Financial Officer; Carl B. Phelps (58), Senior Vice President - Development; and Marvin M. Lotz
(55), Senior Vice President-Operations.

     The Company's senior management has a significant ownership position in the Company with executive officers, directors and their families owning approximately 41.4 million shares or 37% of the common stock as of February 27, 1998.

REIT STRUCTURE
--------------
     The Company has elected to operate as a REIT for income tax purposes. This structure provides the Company with two principal benefits which it believes enhance shareholder value:

     1) REIT status effectively eliminates a corporate level tax on the earnings from the Company's business operations that are distributed to shareholders. As long as the Company meets certain tests, the Company's distributed earnings are not subject to "double taxation".

     2) REIT qualification also facilitates the financial leveraging of the Company's business with "permanent capital" i.e., perpetual preferred stock, versus debt. Operating as a REIT, the Company obtains a tax deduction for the dividends it pays on preferred stock much like the tax deductions generally available for interest payments on debt. However, unlike debt, perpetual preferred stock carries no refinancing risks.


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

COMPETITION
-----------
     Competition  in  the  market  areas  in  which  the  Company   operates  is
significant and affects the occupancy levels, rental rates and operating expenses of certain of the Company's facilities. Recent increases in development of self-storage facilities is intensifying the competition among self-storage operators in many market areas.

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

BUSINESS ATTRIBUTES
-------------------
     The Company believes it possesses several distinguishing characteristics which enable it to compete effectively in the self-storage industry. The Company's facilities are part of a comprehensive distribution system encompassing standardized procedures, integrated reporting and information networks and centralized marketing. The Company believes it possesses the most experienced facility management staff in the self-storage industry.

     This distribution system is designed to maximize revenue through pricing and occupancy. In addition, the Company's subsidiaries are able to generate incremental revenue from sales of ancillary products such as truck rental, locks, boxes and most recently portable self-storage. The distribution system was significantly enhanced during 1996 with the introduction and implementation of the national telephone reservation center and new facility management software. These distinguishing characteristics are as follows:

     NATIONAL TELEPHONE RESERVATION SYSTEM: Commencing in early 1996, the Company began to implement a national telephone reservation system designed to provide added customer service. Customers calling either the Company's toll-free telephone referral system, (800) 44-STORE, or a self-storage facility are directed to the national reservation system where a representative discusses with the customer space requirements, price and location preferences and also informs the customer of other products and services provided by the Company and its subsidiaries. The national telephone reservation system was not fully operational for most of the Company's facilities until the latter part of the fourth quarter of 1996.

     The Company believes that the national telephone reservation system has enhanced the Company's ability to effectively market both self-storage and portable self-storage facilities and is primarily responsible for the Company's increasing occupancy levels and realized rental rates experienced at the self-storage facilities during 1997 and 1996 compared to the same periods in the prior year.

     SELF-STORAGE OPTIONS: Historically, the Company offered self-storage spaces for rent through its traditional self-storage facilities whereby customers would transport their goods to the facility and rent a space to store their goods. In late 1996, the Company organized Public Storage Pickup and Delivery, Inc. as a separate corporation and a related partnership (the corporation and partnership are collectively referred to as "PSPUD") to operate a portable self-storage business that rents storage containers to customers for storage in central warehouses.

     The concept of PSPUD is to provide an alternative to a self-storage facility. PSPUD will deliver a storage container(s) to the customer's location where the customer, at his convenience, packs his goods into the storage container. PSPUD will subsequently return to the customer's location to retrieve the storage container(s) for storage in a central warehouse.

     RETAIL CENTERS: In an effort to attract a wider variety of customers, to further differentiate the Company from its competition and to generate new sources of revenue, additional products are being offered by the Company's subsidiaries. These products and services include the sale of locks, boxes and packing supplies and the rental of trucks and other moving equipment through the implementation of a retail expansion program.

     The strategic objective of the retail expansion program is to create a "Retail Store" that will (i) rent spaces for the attached self-storage facility,
(ii) rent spaces for the other Public Storage facilities in adjacent neighborhoods, (iii) sell locks, boxes and packing materials and (iv) rent trucks and other moving equipment, all in an environment that is retail oriented. Retail stores will be retro-fitted to some existing self-storage facility rental offices or "built-in" as part of the development of new self-storage facilities, both in high traffic, high visibility locations.

     ECONOMIES OF SCALE: The Company is the largest provider of self-storage space in the industry. The Company operates more self-storage facilities than the other four publicly traded self-storage REITs in the self-storage industry combined. As of December 31, 1997, the Company operated 1,107 self-storage facilities (including 34 managed for third parties) in 37 states and had over 566,000 spaces rented. The size and scope of the Company's operations have enabled it to achieve a consistently high level of profit margins and low level of administrative costs relative to revenues in its industry.

     BRAND NAME RECOGNITION: The Company's operations are conducted under the "Public Storage" brand name, which the Company believes is the most recognized and established name in the self-storage industry. The Company's self-storage operations are conducted in 37 states, giving it national recognition and prominence. The Company focuses its operations within those states in the major metropolitan markets. This concentration establishes the Company as one of the dominant providers of storage space in each market that it operates in and enables it to use a variety of promotional activities, such as television and radio advertising as well as targeted discounting and referrals, which are generally not economically viable to its competitors.

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

     ACQUIRE PROPERTIES OPERATED AND PARTIALLY OWNED BY THE COMPANY. In addition to 533 wholly owned self-storage facilities, the Company also operates, on behalf of approximately 64 ownership entities in which the Company has a partial equity interest, 540 self-storage facilities under the "Public Storage" name. From time to time, some of these self-storage facilities or interests in them are available for purchase, providing the Company with a source of additional acquisition opportunities. The Company believes these properties include some of the better located, better constructed self-storage facilities in the industry. Because these properties are partially owned by the Company, it is provided with reliable operating information prior to acquisition and these properties are easily integrated into the Company's portfolio.

     DEVELOP PROPERTIES IN SELECTED MARKETS. During 1995, the Company commenced construction of self-storage facilities. Since 1995, the Company has opened a total of seven facilities, one in 1995, four in 1996, and two in 1997. The Company is evaluating the feasibility of developing additional self-storage facilities in selected markets in which there are few, if any, facilities to acquire at attractive prices and where the scarcity of other undeveloped parcels of land or other impediments to development make it difficult to construct additional competing facilities.

     In April 1997, the Company formed a joint venture partnership with an unaffiliated partner to participate in the development of approximately $220 million of self-storage facilities. At December 31, 1997, the joint venture had completed construction on seven self-storage facilities with a total cost of approximately $40.8 million, and had 17 facilities under construction with an aggregate cost incurred through December 31, 1997 of approximately $48.9 million and total additional estimated cost to complete of $29.3 million. The venture is funded solely with equity capital consisting of 30% from the Company and 70% from the institutional investor. The Company accounts for its investment in the joint venture using the equity method.

     ACQUIRE PROPERTIES OWNED OR OPERATED BY OTHERS. The Company believes its presence in and knowledge of substantially all of the major markets in the United States enhances its ability to identify attractive acquisition opportunities and capitalize on the overall fragmentation in the self-storage industry. The Company maintains local market information on rates, occupancy and competition in each of the markets in which it operates. Of the more than 20,000 self-storage facilities in the United States, the Company believes that the ten largest operators manage less than 20% of the total space. During 1997, the Company acquired 4 self-storage facilities from unaffiliated third parties. Similar to 1997, the Company does not expect third party acquisitions to be significant during fiscal 1998, unless attractive investment opportunities are available.

     EXPAND THE PORTABLE SELF-STORAGE BUSINESS: During 1997, PSPUD opened 45 facilities which combined with its previously opened facilities increased the number of opened facilities to 49 as of December 31, 1997. Since January 1, 1998, PSPUD has opened an additional five facilities in markets where PSPUD facilities are currently operating. All of the facilities are currently leased from third parties. The number of new store openings in 1998 is not determinable. However, future openings will predominantly be in existing markets in which PSPUD currently operates. By opening in existing markets, PSPUD will seek to gain benefits from economies of scale. PSPUD is currently developing ten facilities and has also identified an additional five sites for development which collectively have an aggregate estimated cost of $67.5 million.

     Due to the start-up nature of this business, PSPUD incurred operating losses totaling approximately $31.7 million and $826,000 for the years ended December 31, 1997 and 1996, respectively. PSPUD continues to expend funds in personnel, training, equipment, computer software and professional fees in organizing this business. Until the facilities are operating profitably, PSPUD's operations are expected to continue to adversely impact the Company's earnings. PSPUD believes that its business is likely to be more successful in certain markets than in others.

     The rate of fill-up varies from facility to facility. As with the traditional self-storage facilities, PSPUD believes that the portable self-storage business experiences some seasonal fluctuations in occupancy levels with occupancies generally higher in the summer months than the winter months. There can be no assurances as to the level of PSPUD's expansion, level of gross rentals, level of move-outs or profitability.

     COMMERCIAL PROPERTIES: On January 2, 1997, the Company reorganized its commercial property operations into a separate private REIT. The private REIT contributed its assets to a newly created operating partnership (the "Operating Partnership") in exchange for a general partnership interest and limited partnership interests. During 1997, the Company and certain partnerships in which the Company has a controlling interest contributed substantially all of their commercial properties to the Operating Partnership in exchange for limited partnership interests or to the private REIT in exchange for common stock.

     In 1997, the private REIT and Operating Partnership acquired ten commercial properties from third parties. The aggregate purchase price of these facilities consisted of cash, common stock of the private REIT and limited partnership interests of the Operating Partnership.

     At December 31, 1997, the private REIT and the Operating Partnership owned 49 properties located in 10 states. The Operating Partnership also managed the commercial properties owned by the Company and affiliated entities. As of December 31, 1997, the Company owned approximately 53% of the private REIT which owned approximately 19% of the Operating Partnership. The balance of the Operating Partnership is primarily owned by the Company and partnerships controlled by the Company.

     On January 21, 1998, the private REIT entered into an agreement with a group of unaffiliated institutional investors under which it would issue up to $155,000,000 of common stock. $50,000,000 of this common stock was issued on January 21, 1998, with the remainder to be issued as funds are required to purchase commercial properties.

     On March 17, 1998, the private REIT merged into Public Storage Properties XI, Inc., a publicly traded REIT and an affiliate of the Company and the name of the surviving corporation was changed to PS Business Parks, Inc. ("PSBP"). In connection with the merger, PSBP exchanged 13 self storage facilities for 11 commercial properties owned by the Company. Upon completion of the merger, PSBP and the Operating Partnership owned 64 commercial properties (approximately 7.3 million square feet), and managed the commercial properties owned by the Company and affiliated partnerships. Upon completion of the merger, the Company and partnerships controlled by the Company owned approximately 58% of PSBP and the Operating Partnership on a combined basis.

     Due to the Company's controlling ownership interest in PSBP and the Operating Partnership, the Company included the operations of these entities in the Company's consolidated financial statements as of December 31, 1997. However, as a result of the March 17, 1998 merger and the agreement to issue additional shares of common stock to the group of unaffiliated institutional investors, the Company believes that its reduced ownership will no longer warrant the consolidation of these entities effective March 31, 1998.

     The Company believes that the concentration of all the commercial properties and the property manager into one entity will create a vehicle which should facilitate future growth in this segment of the real estate industry. The Company will participate in the entity's growth through the Company's ownership interest in PSBP and the Operating Partnership.

FINANCING OF THE COMPANY'S GROWTH STRATEGIES
--------------------------------------------

     RETAINED OPERATING CASH FLOW: The Company seeks to retain significant funds (after funding its distributions and capital improvements) for additional investments and debt reduction. During the year ended December 31, 1997, the Company distributed 44% of its funds from operations ("FFO") allocable to common stock and retained $78.5 million ($110.2 million after adding back the $31.7 million in losses from PSPUD) which was available for principal payments on debt and reinvestment into real estate assets. See "Management's Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources."

     REVOLVING LINE OF CREDIT: The Company currently has a $150 million unsecured credit facility with a bank group led by Wells Fargo Bank, which the Company uses as a temporary source of acquisition financing. The Company seeks to ultimately finance all acquisitions with permanent capital to eliminate refinancing and interest rate risk. As of March 27, 1998, there were no borrowings on this credit facility.

     ACCESS TO ACQUISITION CAPITAL: The Company believes that its strong financial position enables it to access capital to finance its growth. Since January 1, 1995, the Company has issued approximately $767.3 million of preferred and $1.4 billion of common equity to finance its acquisitions. The Company's debt as a percentage of shareholders' equity was 3.6% at December 31, 1997, thereby significantly reducing refinancing risks. The Company has created leverage in its capital structure for the benefit of its common shareholders through the use of preferred stock. The Company targets a 40% leverage ratio; debt and preferred stock as a percentage of total shareholders' equity.

     DEVELOPMENT JOINT VENTURE: In April 1997, the Company formed a joint venture partnership with an unaffiliated partner to participate in the development of approximately $220 million of self-storage facilities. At December 31, 1997, the joint venture had completed construction on seven self-storage facilities with a total cost of approximately $40.8 million, and had 17 facilities under construction with an aggregate cost incurred to date of approximately $48.9 million and total additional estimated cost to complete of $29.3 million. The venture is funded solely with equity capital consisting of 30% from the Company and 70% from the institutional investor. The Company accounts for its investment in the joint venture using the equity method.

     COMMERCIAL PROPERTIES: As indicated above, in January 1998, PSBP's predecessor entered into an agreement to issue up to $155 million of common stock to a group of institutional investors. In January 1998, $50 million of this common stock was issued. The remaining $105 million is to be issued as funds are required to purchase commercial properties.

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

                                                                    At December 31, 1997
                                            ---------------------------------------------------------------------
                                                                                       Net Rentable Square Feet
                                            Number of Real Estate Facilities                (in thousands)
                                            --------------------------------       ------------------------------
                                            Self-storage         Commercial        Self-storage        Commercial
                                            ------------         -----------       ------------        ----------
Consolidated facilities:
  Wholly-owned                                   533                 12              32,635                652
  Joint Venture and other                        361                 49              20,936              6,035
                                            ------------         -----------       ------------        ----------
                                                 894                 61              53,571              6,687
                                            ------------         -----------       ------------        ----------
Unconsolidated facilities:
  Institutional partnerships                      59                  -               3,679                  -
  Foreign partnerships                            36                  -               2,080                  -
  Other partnerships                              57                  -               3,054                  -
  Development joint venture                        7                  -                 412                  -
  REITs                                           20                  2               1,228                191
                                            ------------         -----------       ------------        ----------
                                                 179                  2              10,453                191
                                            ------------         -----------       ------------        ----------
     Totals                                    1,073                 63              64,024              6,878
                                            ============         ===========       ============        ==========

     WHOLLY-OWNED FACILITIES: As of December 31, 1997, the Company had a total of 545 wholly-owned real estate facilities compared to 450 wholly-owned facilities at December 31, 1996. The increase in the number of wholly-owned facilities was primarily due to the merger of affiliated REITs into the Company. (See Note 3 to the Company's consolidated financial statements.)

     JOINT VENTURE AND OTHER FACILITIES: From 1983 through 1987, the Company and a series of eight public limited partnerships (the "PSP Partnerships") jointly invested in an aggregate of 211 real estate facilities through general partnerships (the "Joint Ventures"). At December 31, 1996, the PSP Partnerships had 29 real estate facilities which were wholly-owned by the partnerships. In January 1997, the Joint Ventures contributed 11 commercial facilities and the PSP Partnerships contributed 3 commercial facilities to the Operating Partnership. At December 31, 1997 the Joint Ventures and the PSP Partnerships had a total of 200 and 26 self-storage facilities, respectively. The Company has an indirect interest in these facilities through its ownership of both limited and general partnership interests in each of the PSP Partnerships.

     The Company, through its direct ownership interests in the Joint Ventures combined with its limited and general partnership interests owns a controlling interest in each of the PSP Partnerships. Accordingly, the Company consolidates the assets, liabilities, and results of operations of these eight partnerships in the Company's financial statements.

     At December 31, 1997, the private REIT and the Operating Partnership owned 49 properties located in 10 states. The Operating Partnership also managed the commercial properties owned by the Company and affiliated entities. As of December 31, 1997, the Company owned approximately 53% of the private REIT which owned approximately 19% of the Operating Partnership. The balance of the Operating Partnership is primarily owned by the Company and partnerships controlled by the Company.

     The Company also has significant ownership interests in and control both as limited partner and general partner of 25 other limited partnerships which own in aggregate 135 self-storage facilities. The accounts of these 25 limited partnerships are also included in the Company's consolidated financial statements.

UNCONSOLIDATED REAL ESTATE ENTITIES
-----------------------------------
     At December 31, 1997, the Company had ownership interests in 29 limited partnerships (consisting of 5 institutional partnerships that owned 59 properties, 14 partnerships with foreign investors that owned 36 properties, and ten other partnerships that owned 64 properties) and two REITs that owned 22 properties (collectively the "Unconsolidated Entities"). The Company's ownership interest in these entities is less than 50%. Due to the Company's limited ownership interest and control of these entities, the Company does not consolidate the accounts of these entities for financial reporting purposes and accounts for such investments using the equity method.

     INSTITUTIONAL PARTNERSHIPS: Under the partnership agreements for the institutional partnerships, the general partners are generally entitled to 8% of "cash flow from operations" (as defined in the partnership agreements) until distributions to the limited partners from all sources equal 100% of their investment ("cross-over"); after cross-over, the general partners are entitled to 25% of cash flow from operations and of sale and financing proceeds. The partnership agreements define cash flow from operations as cash funds provided from operations of the partnerships, without deduction for depreciation, but after deducting cash funds used to pay or establish a reserve for all other expenses, debt payments, capital improvements and replacements. The general partners are also entitled to 1% of the limited partnership interest in respect of their capital investment.

     PARTNERSHIPS WITH FOREIGN INVESTORS: Under the partnership agreements for the partnerships with foreign investors, the general partners are generally entitled to 8% of "cash flow from operations" until distributions to the limited partners equal 105% to 115% of their investment ("cross-over"); after cross-over, the general partners are entitled to 28% of cash flow from operations (including 3% to a third general partner unaffiliated with the Company). Limited partners generally receive all of the sale and financing proceeds until such proceeds from a property equal 105% to 115% of the investment in the property; the general partners are entitled to receive the next sale or financing proceeds from that property up to an amount equal to 40% of the sale or financing proceeds previously distributed to limited partners from that property; and any additional sale or financing proceeds generated by the same property are distributed 72% to the limited partners and 28% to the general partners (including 3% to the third general partner). The general partners are also entitled to 1% of the limited partnership interest in respect of their capital investment.

     DEVELOPMENT JOINT VENTURE: In April 1997, the Company formed a joint venture partnership with an unaffiliated partner to participate in the development of approximately $220 million of self-storage facilities. The venture is funded solely with equity capital consisting of 30% from the Company and 70% from the institutional investor.

     OTHER PARTNERSHIPS: The sharing arrangements between the general and limited partners in five of the six other partnerships are the same as in the institutional partnerships. In the sixth partnership (PS Carolinas Balanced
Fund), the general partners are entitled to a partnership management fee of 8% of cash flow from operations until payments to investors (consisting of both limited partners and noteholders) equal 100% of their collective investment ("cross-over"); after cross-over, the general partners are entitled to a partnership management fee of 8% of sale proceeds. After principal and accrued interest has been paid to the noteholders, the general partners are entitled to an additional 17% of cash flow from operations and sales proceeds.

     REIT INVESTMENTS: The Company owns shares of common stock in PSBP and Public Storage Properties XX, Inc. (See "Proposed Merger with Affiliated REIT" below).

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

BORROWINGS
----------
     The Company has an unsecured $150 million credit facility with a group of commercial banks which expires on July 31, 2001. The expiration date may be extended by one year on each anniversary of the credit agreement. Interest on outstanding borrowings on the credit facility is payable monthly. At the option of the Company, the rate of interest charged on borrowings is equal to (i) the prime rate, or (ii) a rate ranging from the London Interbank Offered Rate ("LIBOR") plus 0.40% to LIBOR plus 1.10% depending on the Company's coverage ratios, as defined. In addition, the Company is required to pay a quarterly commitment fee of 0.250% (per annum) of the unused portion of the revolving credit facility. The credit facility also includes a bid feature, for up to $50 million, which allows the Company, at its option, to request the group of banks to propose the interest rate they would charge on specific borrowings. However, in no case may the interest rate bid be greater than the amount provided by the credit agreement.

     Under covenants of the credit facility, the Company is required to (i) maintain a balance sheet leverage ratio (as defined) of less than 0.40 to 1.00,
(ii) maintain net income of not less than $1.00 for each fiscal quarter, (iii) maintain certain cash flow and interest coverage ratios (as defined) of not less than 1.0 to 1.0 and 5.0 to 1.0, respectively and (iv) maintain a minimum total shareholders' equity (as defined). In addition, the Company is limited in its ability to incur additional borrowings (the Company is required to maintain unencumbered assets with an aggregate book value equal to or greater than three times the Company's unsecured recourse debt) or sell assets. There were no borrowings outstanding under the credit facility at March 27, 1997.

     As of December 31, 1997, the Company had outstanding note payable balances of approximately $96.6 million and $7 million outstanding on the credit facility, See Notes 6 and 7 to the consolidated financial statements for a summary of the Company's borrowings at December 31, 1997.

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

     Without the consent of the holders of a majority of each of the series of Senior Preferred Stock, the Company will not take any action that would result in a ratio of "Debt" to "Assets" (the "Debt Ratio") in excess of 50%. As of December 31, 1997, the Debt Ratio was approximately 3.1%. "Debt" means the liabilities (other than "accrued and other liabilities" and "minority interest") that should, in accordance with generally accepted accounting principles, be reflected on the Company's consolidated balance sheet at the time of determination. "Assets" means the Company's total assets that should, in accordance with generally accepted accounting principles, be reflected on the Company's consolidated balance sheet at the time of determination.

     The Company's bank and senior unsecured debt agreements contain various financial covenants, including limitations on the level of indebtedness of 30% of total capitalization, as defined, and the prohibition of the payment of dividends upon the occurrence of an event of default, as defined.

OTHER BUSINESS ACTIVITIES
-------------------------
     A corporation owned by Hughes and members of his family (the "Hughes Family") reinsures policies against losses to goods stored by tenants in the Company's self-storage facilities. The Company believes that the availability of insurance reduces the potential liability of the Company to tenants for losses to their goods from theft or destruction. The corporation receives the premiums and bears the risks associated with the re-insurance.

     A subsidiary of the Company, sells locks and boxes and rents trucks to the general public and tenants to be used in securing their spaces and moving their goods. The Company believes that the availability of locks and boxes for sale and the rental of trucks promotes the rental of spaces. The balance of the equity of this subsidiary, representing all of the voting stock, is owned by the Hughes Family.

EMPLOYEES
---------
     There are approximately 3,800 persons who render services on behalf of the Company, primarily personnel engaged in property operation, substantially all of whom are employed by a clearing company that provides certain administrative and cost-sharing services to the Company and other owners of properties operated by the Company.

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

IMPACT OF YEAR 2000
-------------------
     The Company has completed an initial assessment of its computer systems. The majority of the computer programs were installed or upgraded over the past few years and are Year 2000 compliant. Some of the older computer programs utilized by the Company were written without regard for Year 2000 issues and could cause a system failure or miscalculations with possible disruption of operations. Each of these computer programs and systems has been evaluated to be upgraded or replaced as part of the Company's Year 2000 project.

     The cost of the Year 2000 project will be allocated to all entities that use the Company computer systems. The cost of the Year 2000 project which is expected to be allocated to the Company is approximately $2.8 million. The cost of the new software will be capitalized and the cost of the software maintenance will be expensed as incurred.

     The project is expected to be completed by March 31, 1999 which is prior to any anticipated impact on operating systems. The Company believes that with modifications to existing software and, in some instances, the conversion to new software, the Year 2000 issue will not pose significant operational problems. However, if such modifications are not made, or are not completed timely, the Year 2000 issue could have a material impact on the operations of the Company.

     The costs of the project and the date on which the Company believes it will complete the Year 2000 modifications are based on management's best estimates, which were derived utilizing numerous assumptions of future events. There can be no guarantee that these estimates will be achieved and actual results could differ materially from those anticipated.

PROPOSED MERGER WITH AFFILIATED REIT
------------------------------------
     In February 1998, Public Storage Properties XX, Inc. ("Properties 20") agreed, subject to certain conditions, to merge with and into the Company. Properties 20 is an affiliated publicly traded equity REIT. The merger is conditioned on approval by the shareholders of Properties 20. At December 31, 1997, the Company owned approximately 24% of Properties 20. The Company expects that, if approved by the Properties 20 shareholders, the merger would be completed in the second quarter of 1998.

     The estimated value of the Properties 20 merger is approximately $23.3 million. Properties 20 has 860,734 outstanding shares of common stock series A, 90,859 outstanding shares of common stock series B, and 257,432 outstanding shares of common stock series C. The Company owns 13,700 shares of common stock series A, 72,687 shares of common stock series B, and 205,946 shares of common stock series C of Properties 20. Upon completion of the merger, each outstanding share of common stock series A of Properties 20 (other than shares held by the Company) would be converted, at the election of the shareholders of Properties 20, into either shares of the Company's common stock with a market value of $22.57 or, with respect to up to 20% of the Properties 20 common stock series A, $22.57 in cash. In addition, each share of Properties 20 series B and C (other than shares held by the Company) will be converted into the right to receive
$10.90 in the Company's common stock, plus the estimated required REIT distributions attributable to Properties 20 common stock series B of $0.93 per share. The shares of Properties 20 common stock series A, B and C held by the Company will be canceled in the merger. Properties 20 owns 7 self-storage facilities (approximately 402,000 square feet) located in five states.

ITEM 2.   PROPERTIES
          ----------
     At December 31, 1997, the Company had direct ownership interests or partnership interests in 1,136 properties located in 38 states (the 1,073 self-storage facilities are located in 37 states):

                                                                At December 31, 1997
                                            ---------------------------------------------------------------
                                                                                  Net Rentable Square Feet
                                                 Number of Facilities                  (in thousands)
                                            -----------------------------      ----------------------------
                                            Self-storage       Commercial      Self-storage      Commercial
                                            ------------       ----------      ------------      ----------
California:
  Northern                                          129                 8             7,172            891
  Southern                                          149                23             9,443          3,083
Texas                                               122                 8             8,029            843
Florida                                              98                 -             5,705              -
Illinois                                             65                 -             4,074              -
Colorado                                             37                 -             2,329              -
Washington                                           36                 1             2,226             28
Georgia                                              36                 -             1,957              -
Virginia                                             33                 8             2,040            712
New Jersey                                           35                 -             2,018              -
Maryland                                             32                 3             1,802            419
New York                                             29                 -             1,692              -
Ohio                                                 27                 -             1,650              -
Oregon                                               25                 2             1,171            102
Nevada                                               22                 -             1,409              -
Pennsylvania                                         18                 -             1,224              -
Missouri                                             18                 -               954              -
Other states (22 states)                            162                10             9,129            800
                                            ------------       ----------      ------------      ----------
     Totals                                       1,073                63            64,024          6,878
                                            ============       ==========      ============      ==========

     The Company's facilities are generally operated to maximize cash flow through the regular review and, when warranted by market conditions, adjustment of scheduled rents. For the year ended December 31, 1997, the weighted average occupancy level and the weighted average annual realized rent per rentable square foot for the Company's self-storage facilities were approximately 91.2% and $9.24, respectively, and for the commercial properties approximately 95.3% and $9.12, respectively.

     None of the Company's facilities involve 1% or more of the Company's total assets, gross revenues or net income, other than one commercial property purchased in 1997 which comprises 1.6% of total assets.

     SELF-STORAGE FACILITIES: Self-storage facilities, which comprise the vast majority of the Company's investments (approximately 89% based on rental income), are designed to offer accessible storage space for personal and business use at a relatively low cost. A user rents a fully enclosed space which is for the user's exclusive use and to which only the user has access on an unrestricted basis during business hours. On-site operation is the responsibility of resident managers who are supervised by area managers. Some self-storage facilities also include rentable uncovered parking areas for vehicle storage. Leases for self-storage facilities space may be on a long-term or short-term basis, although typically spaces are rented on a month-to-month basis. Rental rates vary according to the location of the property and the size of the storage space. The Company's self-storage facilities are operated under the "Public Storage" name.

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

     The Company's self-storage facilities are geographically diversified, located primarily in or near major metropolitan markets in 37 states. Generally the Company's self-storage facilities are located in heavily populated areas and close to concentrations of apartment complexes, single family residences and commercial developments. However, there may be circumstances in which it may be appropriate to own a property in a less populated area, for example, in an area that is highly visible from a major thoroughfare and close to, although not in, a heavily populated area. Moreover, in certain population centers, land costs and zoning restrictions may create a demand for space in nearby less populated areas.

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

     COMMERCIAL PROPERTIES: The Company may invest in all types of real estate. Most of the Company's non-self-storage facilities investments are interests in business parks and low-rise office buildings, primarily through PSBP and the Operating Partnership. A commercial property may include both industrial and office space. Industrial space may be used for, among other things, light manufacturing and assembly, storage and warehousing, distribution and research and development activities. The Company believes that most of the office space is occupied by tenants who are also renting industrial space. The remaining office space is used for general office purposes. A commercial property may also include facilities for commercial uses such as banks, travel agencies, restaurants, office supply shops, professionals or other tenants providing services to the public. The amount of retail space in a commercial property is not expected to be significant.


     PORTABLE SELF-STORAGE FACILITIES: At December 31, 1997, PSPUD operated 49 facilities; 17 in California, 8 in Texas, 4 in Florida, 3 in Georgia, 3 in Illinois and the remaining 14 facilities are located in 11 other states. Of the 49 facilities opened as of December 31, 1997, 32 facilities had been opened in excess of seven months. The capacity of these 32 facilities ranges from 1,600 to 3,500 containers (averaging 2,140), and as of December 31, 1997 these facilities had occupancy levels ranging from 17% to 97% (averaging 43%). As with mini-warehouses, PSPUD believes that the portable self-storage business experiences some seasonal fluctuations in occupancy levels with occupancies generally higher in the summer months than the winter months. Currently all of the PSPUD facilities are operated in buildings which are leased from third parties.

     ENVIRONMENTAL MATTERS: The Company's current practice is to conduct environmental investigations in connection with property acquisitions. As a result of environmental investigations of its properties, which commenced in 1995, the Company recorded an amount which, in management's best estimate, will be sufficient to satisfy anticipated costs of known investigation and remediation requirements. At December 31, 1995, the Company accrued $2,741,000 for estimated environmental remediation costs. In addition, during 1995, entities in which the Company accounts for on the equity method also accrued amounts for estimated environment remediation costs of which the Company's share is approximately $510,000. The Company believes that amounts accrued in 1995 are still sufficient to satisfy anticipated costs and therefore no additional amount has been accrued in 1997.

ITEM 3.   LEGAL PROCEEDINGS
          -----------------
     Anderson v. Public  Storage,  Inc.,  San  Francisco  Superior  Court
     ----------------------------------
     (filed September 19, 1997)

     Grant v. Public  Storage,  Inc., San Diego Superior Court
     --------------------------------
     (filed October 6, 1997)

     Wren v. Public Storage,  Inc., San Francisco  Superior Court
     ------------------------------
     (filed October 16, 1997)

     Each of the plaintiffs in these cases is suing the Company on behalf of a purported class of California tenants who rented storage spaces from the Company and contends that the Company's fees for late payments under its rental agreements for storage space constitutes unlawful "penalties" under California law. None of the plaintiffs has assigned any dollar amount to the claims.

     The lower court has dismissed one of the cases and the plaintiff in that case is in the process of appealing that dismissal. The plaintiffs in the other two cases have voluntarily dismissed their cases, reserving their rights to refile their cases. The Company is continuing to vigorously contest the claims in all three cases.

     There are no other material proceedings pending against the Company or any of its subsidiaries.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
          ----------------------------------------------------
     The Company held an annual meeting of shareholders on November 11, 1997. Proxies for the annual meeting were solicited pursuant to Regulation 14 under the Securities Exchange Act of 1934. The annual meeting involved the following matter:

         ELECTION OF DIRECTORS


                                       Number of Shares of Common Stock
                                       --------------------------------
               Name                      Voted For           Withheld
------------------------------           ---------           --------
B. Wayne Hughes                          85,978,118          339,068
Harvey Lenkin                            85,986,674          330,512
Robert J. Abernethy                      85,988,386          328,800
Dann V. Angeloff                         85,972,054          345,132
William C. Baker                         85,984,923          332,263
Uri P. Harkham                           85,973,217          343,969

                                     PART II


ITEM 5.   Market for the Registrant's Common Equity and Related
          Stockholder Matters
          -----------------------------------------------------
     a. Market Price of the Registrant's Common Equity:

          The Common Stock has been listed on the New York Stock Exchange since October 19, 1984 and on the Pacific Exchange since December 26, 1996.

          The following table sets forth the high and low sales prices of the Common Stock on the New York Stock Exchange composite tapes for the applicable periods.


                                                      Range
                                        -------------------------------
  Year                Quarter               High                 Low
-------------       ------------        ------------         ----------
  1996                  1st               $21-7/8              $18-7/8
                        2nd                21-1/2               19-3/8
                        3rd                22-5/8               19-7/8
                        4th                31-3/8               22-1/4

  1997                  1st                30-7/8               26-1/2
                        2nd                29-1/4               25-7/8
                        3rd                30-7/8                27
                        4th                30-5/8               26-1/8

          As of March 2, 1998, there were approximately 23,716 holders of record of the Common Stock.

     b. Class B Common Stock

          The Class B Common Stock issued in connection with the PSMI Merger (as defined under Item 7 below) has the following characteristics:

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

          For these purposes:

          1. FFO, means net income (loss) (computed in accordance with GAAP) before (I) gain (loss) on early extinguishment of debt, (ii) minority interest in income and (iii) gain (loss) on disposition of real estate, adjusted as follows: (i) plus depreciation and amortization (including the Company's pro-rata share of depreciation and amortization of unconsolidated equity interests and amortization of assets acquired in the PSMI Merger, including property management agreements and goodwill), and (ii) less FFO attributable to minority interest. FFO is a supplemental performance measure for equity REITs as defined by the National Association of Real Estate Investment Trusts, Inc. ("NAREIT").

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

          2. FFO per Common Share means FFO less preferred stock dividends (other than dividends on convertible preferred stock) divided by the outstanding weighted average shares of Common Stock assuming conversion of all outstanding convertible securities and the Class B Common Stock.

                  For these purposes, FFO per share of Common Stock (as defined)
               was $1.85 for the year ended December 31, 1997.

                  The  Company   has  paid   quarterly   distributions   to  its
               shareholders since 1981, its first full year of operations. Distributions paid per share of Common Stock for 1997 amounted to $0.88.

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

                  For Federal tax purposes,  distributions  to shareholders  are treated as ordinary income, capital gains, return of capital or a combination thereof. Distributions to common shareholders were $0.88, $0.88 and $0.88 for 1997, 1996 and 1995, respectively and in each case represents ordinary income.


     c. Equity Stock

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

                  In June 1997,  the Company  contributed  $22,500,000  (225,000 shares) of its Equity Stock, Series A ("Equity Stock") to a partnership in which the Company is the general partner. As a result of this contribution, the Company obtained a controlling interest in the Partnership and began to consolidate the accounts of the Partnership. The Equity Stock ranks on a parity with Common Stock and junior to the Company's Cumulative Senior Preferred Stock and Convertible Preferred Stock with respect to general preference rights and has a liquidation amount of ten times the amount paid to each Common Share up to a maximum of $100 per share. Quarterly distributions per share on the Equity Stock are equal to the lesser of (i) 10 times the amount paid per Common Stock or (ii) $2.20.


     d. Registrant's Preferred Equity:

                  On October 26, 1992, the Company  completed a public  offering of 1,825,000 shares ($25 stated value per share) of 10% Cumulative Preferred Stock, Series A ("Series A Preferred Stock"). The Series A Preferred Stock has general preference rights over the Common Stock with respect to distributions and liquidation proceeds. During 1997, the Company paid dividends totaling $4,563,000 ($2.50 per preferred share).

                  On March 25, 1993, the Company  completed a public offering of
               2,300,000 shares ($25 stated value per share) of 9.20% Cumulative Preferred Stock, Series B ("Series B Preferred Stock"). The Series B Preferred Stock has general preference rights over the Common Stock with respect to distributions and liquidation proceeds. During 1997, the Company paid dividends totaling $5,488,000 ($2.30 per preferred share).

                  On June 30, 1994, the Company  completed a public  offering of
               1,200,000 shares ($25 stated value per share) of Adjustable Rate Cumulative Preferred Stock, Series C ("Series C Preferred Stock"). The Series C Preferred Stock has general preference rights over the Common Stock with respect to distributions and liquidation proceeds. During 1997, the Company paid dividends totaling $2,213,000 ($1.844 per preferred share).

                  On September 1, 1994, the Company  completed a public offering of 1,200,000 shares ($25 stated value per share) of 9.50% Cumulative Preferred Stock, Series D ("Series D Preferred Stock"). The Series D Preferred Stock has general preference rights over the Common Stock with respect to distributions and liquidation proceeds. During 1997, the Company paid dividends totaling $2,850,000 ($2.375 per preferred share).

                  On February 1, 1995, the Company  completed a public  offering of 2,195,000 shares ($25 stated value per share) of 10% Cumulative Preferred Stock, Series E ("Series E Preferred Stock"). The Series E Preferred Stock has general preference rights over the Common Stock with respect to distributions and liquidation proceeds. During 1997, the Company paid dividends totaling $5,488,000 ($2.50 per preferred share).

                  On May 3, 1995,  the Company  completed  a public  offering of
               2,300,000 shares ($25 stated value per share) of 9.75% Cumulative Preferred Stock, Series F ("Series F Preferred Stock"). The Series F Preferred Stock has general preference rights over the Common Stock with respect to distributions and liquidation proceeds. During 1997, the Company paid dividends totaling $5,606,000 ($2.437 per preferred share).

                  On December 13, 1995, the Company  completed a public offering of 6,900,000 depositary shares each representing 1/1,000 of a share of 8-7/8% Cumulative Preferred Stock, Series G ("Series G Preferred Stock")($25 stated value per depositary share). The Series G Preferred Stock has general preference rights over the Common Stock with respect to distributions and liquidation proceeds. During 1997, the Company paid dividends totaling $15,309,000 ($2.219 per preferred depositary share).

                  On January 25, 1996, the Company  completed a public  offering of 6,750,000 depositary shares each representing 1/1,000 of a share of 8.45% Cumulative Preferred Stock, Series H ("Series H Preferred Stock")($25 stated value per depositary share). The Series H Preferred Stock has general preference rights over the Common Stock with respect to distributions and liquidation proceeds. During 1997, the Company paid dividends totaling $14,259,000 ($2.112 per preferred share).

                  On November 1, 1996, the Company  completed a public  offering of 4,000,000 depositary shares each representing 1/1,000 of a share of 8-5/8% Cumulative Preferred Stock, Series I ("Series I Preferred Stock")($25 stated value per depositary share). The Series I Preferred Stock has general preference rights over the Common Stock with respect to distributions and liquidation proceeds. During 1997, the Company paid dividends totaling $8,625,000 ($2.156 per preferred share).

                  On August 25, 1997, the Company completed a public offering of
               6,000,000 depositary shares each representing 1/1,000 of a share of 8% Cumulative Preferred Stock, Series J ("Series J Preferred Stock")($25 stated value per depositary share). The Series J Preferred Stock has general preference rights over the Common Stock with respect to distributions and liquidation proceeds. During 1997, the Company paid dividends totaling $4,133,000 ($0.689 per preferred share, pro rated from August 25, 1997 through December 31, 1997, the period during which the Series J Preferred Stock was outstanding).

                  The Series A,  Series B,  Series C, Series D, Series E, Series
               F, Series G, Series H, Series I and Series J Preferred Stock are collectively referred to as the "Senior Preferred Stock."

                  On July 15, 1993, the Company  completed a public  offering of
               2,300,000 shares ($25 stated value per share) of 8.25% Convertible Preferred Stock ("Convertible Preferred Stock"). The Convertible Preferred Stock has general preference rights over the Common Stock (and ranks junior to the Senior Preferred Stock) with respect to distributions and liquidation proceeds. During 1997 the Company paid dividends totaling $4,531,000 ($2.062 per preferred share).

                  In April 1996, the Company issued $58,955,000  (58,955 shares)
               of its Convertible Preferred Stock, Series CC (the "Series CC Preferred Stock") to an unaffiliated investor to acquire the investor's limited partnership interest in an affiliated real estate partnership. In June 1997, the Series CC Preferred Stock was exchanged into 2,184,250 shares of common stock.

ITEM 6.   SELECTED FINANCIAL DATA
          ------------------------

                                                                   For the year ended December 31,
                                                 ----------------------------------------------------------------------
                                                  1997 (1)       1996 (1)       1995 (1)         1994           1993
                                                 --------        --------      ---------        --------       --------
                                                                (In thousands, except per share data)
Revenues:
  Rental income                                  $434,008        $294,426       $202,134       $141,845       $109,203
  Equity in earnings of real estate entities       17,569          22,121          3,763            764            563
  Facility management fees                         10,141          14,428          2,144              -              -
  Interest and other income                         9,126           7,976          4,509          4,587          4,914
                                                 --------        --------      ---------        --------       --------
                                                  470,844         338,951        212,550        147,196        114,680
                                                 --------        --------      ---------        --------       --------
Expenses:
  Cost of operations                              174,186          94,491         72,247         52,816         42,116
  Cost of facility management                       1,793           2,575            352              -              -
  Depreciation and amortization                    91,356          64,967         40,760         28,274         24,998
  General and administrative                        6,384           5,524          3,982          2,631          2,541
  Interest expense                                  6,792           8,482          8,508          6,893          6,079
  Environmental cost                                    -               -          2,741              -              -
  Advisory fee                                          -               -          6,437          4,983          3,619
                                                 --------        --------      ---------        --------       --------
                                                  280,511         176,039        135,027         95,597         79,353
                                                 --------        --------      ---------        --------       --------
Income before minority interest                   190,333         162,912         77,523         51,599         35,327
Minority interest in income                       (11,684)         (9,363)        (7,137)        (9,481)        (7,291)
                                                 --------        --------      ---------        --------       --------
Net income                                       $178,649        $153,549      $  70,386        $42,118        $28,036
                                                 ========        ========      =========        ========       ========
------------------------------------------------------------------------------------------------------------------------------------
PER COMMON SHARE (2):
---------------------
  Distributions                                     $0.88           $0.88          $0.88          $0.85          $0.84

  Net income - Basic                                $0.92           $1.10          $0.96          $1.05          $0.98
  Net income - Diluted                              $0.91           $1.10          $0.95          $1.05          $0.98

  Weighted average common shares - Basic           98,446          77,117         41,039         23,978         17,483
  Weighted average common shares - Diluted         98,961          77,358         41,171         24,077         17,558
------------------------------------------------------------------------------------------------------------------------------------
BALANCE SHEET DATA
------------------
Total assets                                   $3,311,645      $2,572,152     $1,937,461       $820,309      $ 666,133
Total debt                                     $  103,558      $  108,443     $  158,052       $ 77,235      $  84,076
Minority interest                              $  288,479      $  116,805     $  112,373       $141,227      $ 193,712
Shareholders' equity                           $2,848,960      $2,305,437     $1,634,503       $587,786       $376,066
------------------------------------------------------------------------------------------------------------------------------------
OTHER DATA:
-----------
Net cash provided by operating activities      $  293,163      $  245,329     $  123,579     $   79,180     $   59,477
Net cash used in investing activities          $ (408,313)     $ (479,626)    $ (248,672)    $ (169,590)    $ (137,429)
Net cash provided by financing activities      $  129,749      $  180,717     $  185,378     $  100,029     $   80,100
Funds from operations (3)                      $  272,234      $  224,476     $  105,199     $   56,143     $   35,830


(1) During 1997, 1996 and 1995 the Company completed several significant business combinations and equity transactions. See Notes 3 and 10 to the Company's consolidated financial statements.

(2) The net income per share amounts prior to 1997 have been restated as required to comply with Statement of Financial Accounting Standards No. 128, Earnings Per Share. For further discussion of net income per share and the impact of Statement No. 128, see Note 2 to the Company's consolidated financial statements.

(3) Funds from operations ("FFO"), means net income (loss) (computed in accordance with GAAP) before (i) gain (loss) on early extinguishment of debt, (ii) minority interest in income and (iii) gain (loss) on disposition of real estate, adjusted as follows: (i) plus depreciation and amortization (including the Company's pro-rata share of depreciation and amortization of unconsolidated equity interests and amortization of assets acquired in the PSMI Merger, including property management agreements and excess purchase cost over net assets acquired), and (ii) less FFO attributable to minority interest. FFO is a supplemental performance measure for equity REITs as defined by the National Association of Real Estate Investment Trusts, Inc. ("NAREIT"). The NAREIT definition does not specifically address the treatment of minority interest in the determination of FFO or the treatment of the amortization of property management agreements and excess purchase cost over net assets acquired. In the case of the Company, FFO represents amounts attributable to its shareholders after deducting amounts attributable to the minority interests and before deductions for the amortization of property management agreements and excess purchase cost over net assets acquired. FFO is presented because many analysts consider FFO to be one measure of the performance of the Company and it is used in certain aspects of the terms of the Class B Common Stock. FFO does not take into consideration scheduled principal payments on debt, capital improvements distributions and other obligations of the Company. Accordingly, FFO is not a substitute for the Company's cash flow or net income as a measure of the Company's liquidity or operating performance or ability to pay distributions.
                                       18

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
          ---------------------------------------------------------------
     The following discussion and analysis should be read in conjunction with the Company's consolidated financial statements and notes thereto.

     OVERVIEW: The self-storage industry is highly fragmented and is composed predominantly of numerous local and regional operators. Competition in the markets in which the Company operates is significant and is increasing from additional development of self-storage facilities in many markets which may negatively impact occupancy levels and rental rates at the Company's self-storage facilities. However, the Company believes it possesses several distinguishing characteristics which enable it to compete effectively with other owners and operators.

     The Company believes it is the largest owner and operator of self-storage facilities in the United States with ownership interests in 1,073 self-storage facilities containing approximately 64 million net rentable square feet. All of the Company's facilities are operated under the "Public Storage" brand name, which the Company believes is the most recognized and established name in the self-storage industry. Located in the major metropolitan markets of 37 states, the Company's self-storage facilities are geographically diverse, giving it national recognition and prominence. This concentration establishes the Company as one of the dominant providers of storage space in each market that it operates in and enables it to use a variety of promotional activities, such as television and radio advertising as well as targeted discounting and referrals, which are generally not economically viable for its competitors. In addition, the Company believes that geographic diversity of the portfolio reduces the impact from regional economic downturns and provides a greater degree of revenue stability.

     In an effort to attract a wider variety of customers, to further differentiate the Company from its competition and to generate new sources of revenue, additional products are being offered to enhance the Company's self-storage business. In late 1996, the Company organized Public Storage Pickup and Delivery, Inc. as a separate corporation and a related partnership (the corporation and partnership are collectively referred to as "PSPUD") to operate a portable self-storage business that rents storage containers to customers for storage in central warehouses. The concept of PSPUD is to provide an alternative to a traditional self-storage facility wherein customers transport their goods to the facility and rent a space to store their goods. PSPUD will deliver a storage container(s) to the customer's location where the customer, at his convenience, packs his goods into the storage container. PSPUD will subsequently return to the customer's location to retrieve the storage container(s) for storage in a central warehouse. PSPUD is not intended to replace the traditional self-storage facility but is designed to complement and provide additional services to the customers not offered at the self-storage facilities.

     During 1997, PSPUD opened 45 facilities, which combined with facilities opened as of the beginning of the year brought the total number of facilities to
49. The facilities are located in 24 greater metropolitan areas in 16 states. Averaging approximately 2,000 containers per facility, a facility provides approximately 70,000 net rentable square feet which is slightly larger than a average self-storage facility which contains approximately 65,000 net rentable square feet. Currently, all of the PSPUD facilities operate in facilities leased from third parties which has provided the Company with an efficient and flexible means of expanding rapidly into markets.

     At December 31, 1997, the PSPUD facilities in aggregate had 36,000 occupied containers, representing approximately 1,256,000 square feet. The Company believes, that to some extent, the portable self-storage business may negatively impact the occupancy levels of self-storage facilities located in the same markets. However, the Company's average self-storage occupancy level is higher than at any comparable period in prior years, despite the promotion and rental activity of the portable self-storage business in the same markets. In the Los Angeles, California market, for example, where the Company has operated a consistent pool of 138 self-storage facilities since 1993, the occupancy levels of these facilities increased from 87.8% (7.3 million occupied square feet) at January 31, 1997 to 93.1% (7.7 million occupied square feet) at January 31, 1998, representing an increase of approximately 5.3%. During the same period of time, the newly opened PSPUD facilities in the Los Angeles market increased their aggregate occupied containers from 957 (33,495 square feet) at January 1997 to 8,830 (309,050 square feet) at January 1998. Accordingly, in aggregate (self-storage and portable self-storage combined), occupied square footage increased from 7.3 million at January 31, 1997 to 8.0 million at January 31, 1998, representing an increase of approximately 700,000 square feet. The Company is seeking to replicate this performance in other major markets in which it operates. However, there can be no assurance that the Company will be successful.

     Due to the start-up nature of the new business venture, PSPUD generated operating losses which materially impacted the Company's earnings in 1997 and is expected to continue to generate losses during 1998. The Company, however, continues to believe that it should invest in PSPUD, which responds to a promising business opportunity in at least certain markets and complements the Company's existing self-storage operations through joint use of a national telephone reservation system and a coordinated media advertising program designed to increase consumer awareness and rental activity of both traditional self-storage facilities and portable self-storage.

     One of the keys to the successful operation of self-storage and portable self-storage businesses has been and will continue to be the national telephone reservation system. Commencing in early 1996, the Company implemented a national telephone reservation system designed to provide added customer service. Customers calling either the Company's toll-free telephone referral system,
(800) 44-STORE, or a self-storage facility are directed to the national reservation system where a representative discusses with the customer space requirements, price and location preferences and also informs the customer of other products and services provided by the Company and its subsidiaries. The national telephone reservation system was not fully operational for most of the Company's facilities until the latter part of the fourth quarter of 1996. Currently, the national telephone reservation system receives approximately 160,000 calls per month and has approximately 200 representatives. The Company believes that the national telephone reservation system permits effective marketing for both self-storage and portable self-storage facilities and is primarily responsible for increasing occupancy levels and realized rental rates experienced at the self-storage facilities during 1997 compared to the same period in the prior year.

     The Company will continue to focus its growth strategies on: (i) improving the operating performance of its existing portfolio of properties, (ii) increasing its ownership of self-storage facilities through acquisitions of facilities owned by affiliates or third party owners, (iii) development of new self-storage facilities, (iv) expansion and improvement of the operations of PSPUD, and (v) to a limited extent , through its existing ownership interest, will participate in the growth of PS Business Parks, Inc., a publicly traded real estate investment trust focusing on the ownership and operation of commercial properties.

     The Company seeks to increase the operating performance of its existing portfolio of properties by (i) increasing average occupancy rates and (ii) achieving higher levels of realized monthly rents per occupied square foot. The Company believes that its property management personnel and systems combined with the national telephone reservation system and marketing programs will enhance the Company's ability to meet these goals.

     In addition to 533 wholly owned self-storage facilities, the Company also operates, on behalf of approximately 64 ownership entities in which the Company has a partial equity interest, 540 self-storage facilities under the "Public Storage" name. From time to time, some of these self-storage facilities or interests in them are available for purchase, providing the Company with a source of additional acquisition opportunities. The Company believes these properties include some of the better located, better constructed self-storage facilities in the industry. Because these properties are partially owned by the Company, it is provided with reliable operating information prior to acquisition and these properties are easily integrated into the Company's portfolio. During 1996 and 1997, the Company acquired 100 and 99 self-storage facilities from affiliated entities in connection with mergers, respectively, and increased its ownership interest in 54 and 69 self-storage facilities by acquiring additional interests in affiliated partnerships owning self-storage facilities, respectively. During 1996 and 1997, the Company acquired 47 and 4 self-storage facilities from third parties, respectively. Similar to 1997, the Company does not expect third party acquisitions to be significant during fiscal 1998, unless attractive investment opportunities are available.

     Since 1995, the Company has developed and opened a total of seven self-storage facilities, one in 1995, four in 1996, and two in 1997. At December 31, 1997, four self-storage facilities and ten portable self-storage facilities were under construction. Since April 1997, the Company's development activity with respect to the self-storage facilities, has been concentrated in a joint venture partnership between the Company and a major state pension plan. Under the joint venture arrangement, the state pension plan contributes 70% of the equity with the remaining 30% of the equity being provided by the Company to finance development. There is no debt included in the partnership and the Company, after a specified period of time, has an option to acquire the state pension plan's interest in the partnership. Due to the Company's non-controlling ownership interest, the joint venture partnership is not consolidated in the Company's financial statements. The partnership is expected to develop up to $220 million of properties (approximately 50 facilities) with expected store openings through mid-1999. During 1997, the joint venture developed and opened seven self-storage facilities (approximately 412,000 square feet) and had 17 facilities under development (approximately 1,169,000 square feet).

     The feasibility of developing additional self-storage and portable self-storage facilities is ongoing. The focus is on selected markets in which there are few, if any, facilities to acquire at attractive prices and where the scarcity of other undeveloped parcels of land or other impediments to development make it difficult to construct additional competing facilities.

     In January and February 1998, PSPUD opened five additional facilities. PSPUD is currently developing ten facilities and has also identified an additional five sites for development which collectively have an aggregate estimated cost of $67.5 million. All such facilities are located in existing markets in which PSPUD currently operates.

     On January 2, 1997, the Company reorganized its commercial property operations into a separate private REIT. The private REIT contributed its assets to a newly created operating partnership (the "Operating Partnership") in exchange for a general partnership interest and limited partnership interests. The Company and certain partnerships in which the Company has a controlling interest contributed substantially all of their commercial properties to either the Operating Partnership in exchange for limited partnership interests or to the private REIT in exchange for common stock. The Company believes that the concentration of all the commercial properties and the property manager into one entity will create a vehicle which should facilitate future growth in this segment of the real estate industry. The Company will participate in the entity's growth through the Company's ownership interest.

     In 1997, the private REIT and Operating Partnership acquired ten commercial properties from third parties. The aggregate purchase price of these facilities consisted of cash, common stock of the private REIT and limited partnership interests of the Operating Partnership.

     At December 31, 1997, the private REIT and the Operating Partnership owned 49 properties located in 10 states. The Operating Partnership also managed the commercial properties owned by the Company and affiliated entities. As of December 31, 1997, the Company owned approximately 53% of the private REIT which owned approximately 19% of the Operating Partnership. The balance of the Operating Partnership is primarily owned by the Company and partnerships controlled by the Company.


     On January 21, 1998, the private REIT entered into an agreement with a group of unaffiliated institutional investors under which up to $155,000,000 in common stock would be issued. $50,000,000 of this common stock was issued on January 21, 1998, with the remainder to be issued as funds are required to purchase commercial properties.

     On March 17, 1998, the private REIT merged into Public Storage Properties XI, Inc., a publicly traded REIT and an affiliate of the Company, and the name of the surviving corporation was changed to PS Business Parks, Inc. ("PSBP"). In connection with the merger, PSBP exchanged 13 self-storage facilities for 11 commercial properties owned by the Company. Upon completion of the merger, PSBP and the Operating Partnership owned 64 commercial properties (approximately 7.3 million square feet), and managed the commercial properties owned by the Company and affiliated partnerships. Upon completion of the merger, the Company and partnerships controlled by the Company owned approximately 58% of PSBP and the Operating Partnership on a combined basis.

     Due to the Company's controlling ownership interest in PSBP and the Operating Partnership, the Company included the operations of these entities in the Company's consolidated financial statements as of December 31, 1997. However, as a result of the March 17, 1998 merger and the agreement to issue additional shares of common stock to the group of unaffiliated institutional investors, the Company believes that its reduced ownership will no longer warrant the consolidation of these entities effective March 31, 1998.

     Since 1994, the Company has significantly increased both its asset and capital base through the investment in additional real estate assets financed predominantly with the issuance of equity. As a result, the increased asset base has translated into significant growth in the Company's overall operating results. The comparative growth in operating results between 1997 and 1996 is principally due to mergers with affiliated REITs combined with acquisitions of additional real estate facilities and investments in real estate entities. The comparative growth in operating results between 1996 and 1995 is principally due to the impact of the Company's merger with Public Storage Management, Inc. ("PSMI"), whereby the Company became self-administered and self-managed and acquired substantially all of the United States real estate operations of PSMI (the "PSMI Merger").

--------------------------------------------------------------------------------
                            RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

     NET INCOME AND EARNINGS PER COMMON SHARE: Net income for 1997, 1996 and 1995 was $178,649,000, $153,549,000 and $70,386,000, respectively, representing increases over the prior year of 16.4% for 1997 and 118.2% for 1996. Net income allocable to common shareholders (net income less preferred stock dividends) for 1997, 1996 and 1995 was $90,256,000, $84,950,000 and $39,262,000, respectively, representing increases over the prior year of 6.3% for 1997 and 116.4% for 1996. On a diluted basis, net income per common share was $0.91 (based on weighted average shares outstanding of 98,961,000) for 1997, $1.10 per common share (based on weighted average shares outstanding of 77,358,000) for 1996 and $0.95 per common share (based on weighted average shares outstanding of 41,171,000) for 1995.

     The decrease in net income per share for 1997 compared to 1996 was principally the result of losses generated from PSPUD's portable self-storage business which generated operating losses totaling $31,665,000 or $0.32 per common share and the effect of the special dividend, discussed below. The increase in net income per share for 1996 compared to 1995 was principally the result of improved real estate operations, partially offset by the operating losses generated by PSPUD's portable self-storage business totaling $826,000 or $0.01 per common share.

     Net income allocable to common shareholders and net income per common share for the year ended December 31, 1997 was negatively impacted by a special dividend totaling $13,412,000, paid on the Company's Series CC Convertible Preferred Stock ("Series CC") during the first quarter of 1997. As a result of this special dividend, the Company would not have been required to pay another dividend with respect to this stock until the quarter ended March 31, 1999. During the second quarter of 1997, the Series CC stock converted into common stock of the Company. Accordingly during 1997, all of the $13,412,000 ($0.14 per common share, on a diluted basis) of dividends were treated as an allocation of net income to the preferred shareholders in determining the allocation of net income to the common shareholders. The special dividend eliminated the quarterly dividend of $1.9 million (annual fixed charges of $7.6 million).

     Net income includes depreciation and amortization expense (including depreciation included in equity in earnings of real estate entities) of approximately $93,585,000 ($0.95 per common share) for 1997, $70,927,000 ($0.92 per common share) for 1996 and $31,562,000 ($0.77 per common share) for 1995. The fiscal 1995 earnings per common share also includes a reduction of approximately $0.08 per common share relating to the accrual of estimated environmental remediation costs (discussed below).

--------------------------------------------------------------------------------
                             REAL ESTATE OPERATIONS
--------------------------------------------------------------------------------

     At December 31, 1997, the Company's investment portfolio consisted of (i) its wholly-owned properties, (ii) properties owned by real estate entities consolidated with the Company (the "Consolidated Entities") and (iii) properties owned by real estate entities in which the Company's ownership interest and control are not sufficient to warrant the consolidation of such entities (the "Unconsolidated Entities"). The following table summarizes the Company's investment in real estate facilities as of December 31, 1997:

                                                  Number of Facilities in which the        Net Rentable Square Footage
                                                 Company has an ownership interest               (in thousands)
                                                 -------------------------------------  ------------------------------------
                                                 Self-storage  Commercial               Self-storage   Commercial
                                                 facilities    properties     Total     facilities     properties    Total
                                                 ------------  -----------  ----------  ------------   -----------  ----------
Wholly-owned facilities......................          533          12         545         32,635           652       33,287
Facilities owned by Consolidated Entities....          361          49         410         20,936         6,035       26,971
                                                 ------------  -----------  ----------  ------------   -----------  ----------
    Total consolidated facilities............          894          61         955         53,571         6,687       60,258

Facilities owned by Unconsolidated Entities..          179           2         181         10,453           191       10,644
                                                 ------------  -----------  ----------  ------------   -----------  ----------

    Total facilities in which the Company has
      an ownership interest..................        1,073          63       1,136         64,024         6,878       70,902
                                                 ============  ===========  ==========  ============   ===========  ==========

     SELF-STORAGE OPERATIONS: The self-storage operations is by far the largest component of the Company's operations, representing approximately 82% of total revenues generated during 1997. At the beginning of 1994, the Company had a total of 368 self-storage facilities included in its consolidated financial statements. Since that time, the Company through acquisition and development activities has increased the number of self-storage facilities by 526 (1995 - 152 facilities, 1996 - 201 facilities and 1997 - 173 facilities). Self-storage rental income and cost of operations presented on the consolidated statements of income reflect the operations of all the 894 self-storage facilities owned by the Company and the Consolidated Entities. For year to year comparisons, the following table summarizes the operating results (before depreciation) of those facilities owned throughout each of the past three years and those acquired during the past three years:

          Self-storage operations:

                                  Year Ended December 31,                      Year Ended December 31,
                                -------------------------                      -----------------------
                                                          Percentage                                   Percentage
                                  1997          1996        Change             1996          1995        Change
                                --------      --------    -------------     --------       --------    -----------
                                           (Dollar amounts in thousands, except rents per square foot)
Rental income:
--------------
    Consistent group......      $162,376      $153,566           5.7%       $153,566       $147,178         4.3%
    Post 1994 acquisitions       223,164       116,863          91.0%        116,863         36,922       216.5%
                                --------      --------    -------------     --------       --------    -----------
                                 385,540       270,429          42.6%        270,429        184,100        46.9%
                                --------      --------    -------------     --------       --------    -----------
Cost of operations:
-------------------
    Consistent group......        49,392        47,317           4.4%         47,317         50,960        (7.2)%
    Post 1994 acquisitions        68,571        35,177          94.9%         35,177         12,436       182.9%
                                --------      --------    -------------     --------       --------    -----------
                                 117,963        82,494          43.0%         82,494         63,396        30.1%
                                --------      --------    -------------     --------       --------    -----------
Net operating income:
---------------------
    Consistent group......       112,984       106,249           6.3%        106,249         96,218        10.4%
    Post 1994 acquisitions       154,593        81,686          89.3%         81,686         24,486       233.6%
                                --------      --------    -------------     --------       --------    -----------
                                $267,577      $187,935          42.4%       $187,935       $120,704        55.7%
                                ========      ========    =============     ========       ========    ===========

Consistent group data:
----------------------
    Gross margin..........         69.6%          69.2%          0.4%           69.2%          65.4%        3.8%
    Weighted average
      occupancy...........         90.9%          90.3%          0.6%           90.3%          89.3%        1.0%
    Average realized annual
      rent per occupied
      square foot.........         $8.28          $7.92          4.6%           $7.92          $7.68        3.1%
    Average scheduled
      annual rent per
      square foot.........         $8.76          $8.04          9.0%           $8.04          $7.44        8.1%

Number of facilities (at
 the end of the period):
    Consistent group......           368           368              -            368            368         -
    Cumulative post 1994
      acquisitions........           526           353          49.0%            353            152       132.2%

Net rentable square feet (at the end of the period):
    Consistent group......        21,662        21,662              -         21,662         21,662         -
    Cumulative post 1994
      acquisitions........        31,909        21,755          46.7%         21,755          9,116       138.7%

     For the consistent group of facilities owned throughout each of the three fiscal years, year-over-year improvements in rental income of 5.7% in 1997 and 4.3% in 1996 are the result of increased realized rent per square foot and increased weighted average occupancy levels, as reflected in the table above. The Company believes that the improvement in each of these areas is due to (i) the national telephone reservation system which was implemented during 1996 and the first part of 1997, (ii) increased rental rates put into effect during second half of 1996, and (iii) media advertising implemented during the second half of 1997.

     As indicated above, the Company implemented a national telephone reservation system to provide added customer service. Customers calling either the Company's toll-free telephone referral system, (800) 44-STORE, or a local Public Storage facility, are directed to the national reservation system where a trained representative discusses with the customer space requirements, price and location preferences and also informs the customer of other products and services provided by the Company and its subsidiaries.

     In the second half of 1996, the Company began to increase its scheduled rents charged to new customers (prior to promotional discounts) and to existing tenants where warranted. As a result, for fiscal 1997, scheduled rents per square foot increased compared to 1996. In connection with the national telephone reservation system, the Company experimented with pricing and
promotional  discounts  designed  to  increase  rental  activity.   Accordingly,
promotional discounts (which are included as a reduction to gross rents to arrive at rental income) increased significantly from $303,000 in 1995 to $4,031,000 in 1996 and $14,244,000 in 1997. Despite the increased discounts, the Company's facilities experienced increased realized rents per square foot of 4.6% in 1997 compared to 1996 and 3.1% in 1996 compared to 1995.

     With the exception of property management fees, most of the self-storage operating costs (i.e. payroll, property taxes, repairs and maintenance, etc.) are generally fixed. As a result of becoming self-managed in connection with the PSMI Merger, the Company no longer incurs property management fees. Cost of operations for 1996 decreased compared to 1995 principally as a result of the elimination of property management fees for 1996. Included in cost of operations for 1995 were management fees totaling $9,421,000. However, offsetting the decrease in property management fees in 1997 and 1996 are expenses with respect to the national telephone reservation system totaling $3,875,000 and $1,257,000, respectively.

     DEVELOPMENT OF SELF-STORAGE FACILITIES: Commencing in 1995, the Company began to construct self-storage facilities. Through December 31, 1997, the Company constructed and opened for operation seven facilities, one of which began operations in August 1995 (approximately 64,000 net rentable square feet), four in 1996 (approximately 244,000 net rentable square feet) and two in 1997 (approximately 118,000 net rentable square feet). At December 31, 1997, the Company had four self-storage facilities (approximately 273,000 net rentable square feet) under construction with an aggregate cost incurred to date of approximately $10.3 million and total additional estimated cost to complete of $14.6 million. Generally the construction period takes 9 to 12 months followed by a 18 to 24 month fill-up process until the newly constructed facility reaches a stabilized occupancy level of approximately 90%.

     In April 1997, the Company formed a joint venture partnership with a state pension fund to participate in the development of approximately $220 million of self-storage facilities. The Company expects that substantially all of its development activities will be conducted in the joint venture partnership until the $220 million is fully committed. At December 31, 1997, the joint venture partnership had completed construction on seven self-storage facilities (approximately 412,000 net rentable square feet) with a total cost of approximately $40.8 million, and had 17 facilities under construction (approximately 1,169,000 net rentable square feet) with an aggregate cost incurred to date of approximately $48.9 million and total additional estimated cost to complete of $29.3 million. The partnership is funded solely with equity capital consisting of 30% from the Company and 70% from the state pension fund. The Company accounts for its investment in the joint venture using the equity method. The following summarizes selected financial data of the development joint venture partnership:

                                                                  (in thousands)
Period from inception (April 10, 1997) to December 31, 1997
-----------------------------------------------------------
   Rental income................................................        $   952
   Total revenues...............................................        $ 1,125
   Cost of operations...........................................        $   664
   Depreciation.................................................        $   456
   Net loss.....................................................        $   (22)

At December 31, 1997
--------------------
   Construction in progress.....................................        $48,888
   Total assets.................................................        $96,076
   Total equity.................................................        $91,184


     COMMERCIAL PROPERTY OPERATIONS: The Company's commercial property operations represent approximately 9% of the Company's operations (based on total revenues generated during 1997). The commercial properties are generally composed of multi-tenant office/industrial space and to a lesser extent suburban office. Commercial property rental income and cost of operations presented on the consolidated statements of income reflect the operations of the 61 facilities owned by the Company and the Consolidated Entities. The following table summarizes the operating results (before depreciation) of these facilities for each of the past three years:

COMMERCIAL PROPERTY OPERATIONS:
-------------------------------

                                    Year Ended December 31,                      Year Ended December 31,
                                ---------------------------                      -----------------------
                                                          Percentage                                   Percentage
                                  1997          1996        Change             1996          1995        Change
                                --------      --------    -------------     --------       --------    -----------
                                           (Dollar amounts in thousands, except rents per square foot)
Rental income:
    Consistent group......       $17,723       $17,117           3.5%        $17,117        $16,974           0.8%
    Post-1994 Acquisitions        22,852         6,459         253.8%          6,459          1,060         509.3%
                                --------      --------    -------------     --------       --------    -----------
                                  40,575        23,576          72.1%         23,576         18,034          30.7%
                                --------      --------    -------------     --------       --------    -----------
Cost of operations:
    Consistent group......         8,018         8,046         (0.3)%          8,046          8,326         (3.4)%
    Post-1994 Acquisitions         8,647         2,704         219.8%          2,704            525         415.0%
                                --------      --------    -------------     --------       --------    -----------
                                  16,665        10,750          55.0%         10,750          8,851          21.5%
                                --------      --------    -------------     --------       --------    -----------
Net operating income:
    Consistent group......         9,705         9,071           7.0%          9,071          8,648           4.9%
    Post-1994 Acquisitions        14,205         3,755         278.3%          3,755            535         601.9%
                                --------      --------    -------------     --------       --------    -----------
                                 $23,910       $12,826          86.4%        $12,826        $ 9,183          39.7%
                                ========      ========    =============     ========       ========    ===========

Consistent Group data:
    Gross margin..........         54.8%          53.0%          3.6%           53.0%        51.0%            2.0%
    Weighted average
      occupancy...........         95.5%          96.0%        (0.5)%           96.0%        95.9%            0.1%
    Average realized annual
      rent per square foot         $9.12          $8.76          4.1%           $8.76        $8.64            1.4%

Number of facilities (at
 the end of the period):
    Consistent group......            17            17              -             17             17              -
    Cumulative Post-1994
    Acquisitions..........            44            18         144.4%             18              3         500.0%

Net rentable square feet (at the end of the period):
    Consistent group......         1,925         1,925              -          1,925          1,925              -
    Cumulative Post-1994
    Acquisitions..........         4,762         1,120        325.2 %          1,120             79        1317.7%

     As indicated in the above table, the Company's commercial property operations have grown principally as a result of the addition of new properties over the past three years. The operating results of the consistent group of properties over the past three years has been improving, with net operating income increasing principally due to improved realized rental rates and declining operating expenses.

     As discussed above, effective March 31, 1998, the Company will no longer consolidate PSBP and the Operating Partnership. This will have the effect of reducing commercial property revenue and cost of operations for those properties owned by PSBP and the Operating Partnership.

     EQUITY IN EARNINGS OF REAL ESTATE ENTITIES: As of December 31, 1997, the Company had ownership interests in 29 affiliated limited partnerships and two affiliated REITs which comprise the Unconsolidated Entities. The Company's ownership interest in these entities is less than 50%. Due to the Company's limited ownership interest and control of these entities, the Company does not consolidate the accounts of these entities for financial reporting purposes.

     Equity in earnings of real estate entities represents the Company's pro rata share of earnings of the Unconsolidated Entities using the equity method. Similar to the Company, the Unconsolidated Entities generate substantially all of their income from their ownership of self-storage facilities which are managed by the Company. In the aggregate, the Unconsolidated Entities own a total of 181 real estate facilities, 179 of which are self-storage facilities. The following table summarizes the components of the Company's equity in earnings of real estate entities:

                                       Year Ended December                         Year Ended December
                                      ----------------------                      ----------------------
                                                                  Dollar                                    Dollar
                                        1997          1996        Change            1996          1995       Change
                                      --------      --------  -------------       --------      --------   -----------
                                                                (Amounts in thousands)

Self-storage operations (a)......     $31,026       $41,722      $(10,696)        $41,722         $6,573     $35,149
Commercial property operations...       1,428         2,667        (1,239)          2,667            269       2,398
Depreciation:
  Self-storage facilities........     (10,935)      (15,709)        4,774         (15,709)        (1,909)    (13,800)
  Commercial properties..........        (539)       (1,741)        1,202          (1,741)          (136)     (1,605)
Other (b)........................      (3,411)       (4,818)        1,407          (4,818)        (1,034)     (3,784)
                                      --------      --------  -------------       --------      --------   -----------
    Total equity in earnings of
    real estate entities              $17,569       $22,121      $ (4,552)        $22,121         $3,763     $18,358
                                      ========      ========  =============       ========      ========   ===========

(a) the fiscal 1997 amount includes the Company's share of operations from the joint venture partnership performing development activities of $288,000.
(b) principally the Company's pro rata share of general and administrative expense and interest expense.

     The decrease in 1997 earnings compared to 1996 is principally the result of certain business combinations occurring in 1996 and 1997 whereby the Company's existing ownership interest in certain entities were converted into wholly-owned real estate facilities (See Note 3 to the consolidated financial statements).

     The increase in earnings in 1996 compared to 1995 is due to (i) the 1996 earnings reflecting a full year's operations for those interests acquired in the PSMI Merger as opposed to just one and one-half months in 1995, (ii) the Company's acquisition of additional interests during 1996 in the Unconsolidated Entities which resulted in increased earnings from these entities (See Note 5 to the consolidated financial statements) offset by (iii) certain business combinations occurring in 1996 whereby the Company's existing ownership interest in certain entities were converted into wholly-owned real estate facilities (See
Note 3 to the consolidated financial statements).

     The following table summarizes the combined operating data for fiscal 1997 (historical) with respect to those Unconsolidated Entities in which the Company had an ownership interest as of December 31, 1997:

                                                               (in thousands)
Rental income............................................         $94,652
Total revenues...........................................         $96,650
Cost of operations.......................................         $33,077
Depreciation.............................................         $12,805
Net income...............................................         $40,775


--------------------------------------------------------------------------------
                        PORTABLE SELF-STORAGE OPERATIONS
--------------------------------------------------------------------------------

     In August 1996, PSPUD, a subsidiary of the Company, made its initial entry into the portable self-storage business through its acquisition of a single facility operator located in Irvine, California. In the latter part of the fourth quarter of 1996, PSPUD opened 3 facilities in the Los Angeles market. During 1997, PSPUD opened a total of 45 facilities (9 facilities opened during the first quarter of 1997, 21 during the second quarter, 9 during the third quarter, and 6 during the fourth quarter of fiscal 1997).

     Due to the start-up nature of the business, PSPUD incurred operating losses totaling approximately $31.7 million and $826,000 for the years ended December 31, 1997 and 1996, respectively, summarized as follows.

PORTABLE SELF-STORAGE:
----------------------

                                       Year Ended December 31,       Dollar
                                        1997          1996           Change
                                      --------      --------      -------------
                                          (Dollar amounts in thousand)

Rental and other income ..........     $7,893         $421            $7,472
                                      --------      --------      -------------

Cost of operations:
    Direct operating costs........     20,645        1,022            19,623
    Marketing and advertising.....     10,441           19            10,422
    Depreciation..................      1,394           32             1,362
    General and administrative....      7,078          174             6,904
                                      --------      --------      -------------
                                       39,558        1,247            38,311
                                      --------      --------      -------------
Operating losses..................   $(31,665)       $(826)        $(30,839)
                                     =========      ========      =============

     PSPUD's facilities had a total of 36,000 occupied containers at December 31, 1997. Occupancy levels at the facilities varies significantly depending on opening date, size of the facility and rental activity. Of the 49 facilities opened as of December 31, 1997, 32 facilities had been opened in excess of seven months. The capacity of these 32 facilities ranges from 1,600 to 3,500 containers (averaging 2,140), and as of December 31, 1997 these facilities had occupancy levels ranging from 17% to 97% (averaging 43%). As with mini-warehouses, PSPUD believes that the portable self-storage business experiences some seasonal fluctuations in occupancy levels with occupancies generally higher in the summer months than the winter months.

     During 1997, PSPUD experimented with monthly container rental rates and transportation fees charged to customers. At December 31, 1997, monthly rental rates for the 32 facilities ranged from $45 to $69 per container per month. Transportation fees charged to customers ranged from $19 to $49 for each of the move-in and move-out process. However, during 1997, PSPUD waived the move-in fee to customers.

     PSPUD believes that marketing and advertising activities positively impact move-in activity. Commencing in the third quarter of 1997, PSPUD began to advertise the portable self-storage product on television in selected markets. Customers are directed to call the national reservation system where representatives discuss the customers' storage needs and are able to schedule delivery of containers to customers locations. During 1997, approximately $9.2 million and $1.2 million was incurred in television and yellow page advertising, respectively. Marketing and advertising activities have not been consistently implemented in all markets. PSPUD believes there may be markets in which its business will not be successful despite consistent marketing and advertising and is evaluating the advisability of continuing to operate in certain markets.

     Currently all of the PSPUD facilities are operated in buildings which are leased from third parties. A typical facility generally has 6 personnel (manager and truck drivers), 2 to 4 trucks, and a corresponding number of forklifts. Substantially all the equipment is leased. Direct operating costs principally includes payroll, facility and equipment (truck and forklift) lease expense.

     During 1997, PSPUD incurred significant general and administrative costs related to recruiting and training personnel, equipment, computer software and professional fees in organizing this business. PSPUD will continue to expend funds during 1998 in connection with these activities. However, the amounts of which are expected to be less than in 1997.

     During 1998, PSPUD has opened an additional 5 facilities in markets where PSPUD facilities are currently operating. The number of new store opening in 1998 is not determinable, however, future opening will predominantly be in existing markets in which PSPUD currently operates. By opening in existing markets, PSPUD will seek to gain benefits from economies of scale. PSPUD is also developing 10 facilities and has identified 5 additional sites for development. All of these development projects are located in existing markets with expected opening dates commencing during the second half of 1998.

     Until the PSPUD facilities are operating profitably, PSPUD's operations are expected to continue to adversely impact the Company's earnings. PSPUD believes that its business is likely to be more successful in certain markets than in others. There can be no assurances as to the level of PSPUD's expansion, level of gross rentals, level of move-outs or profitability.

--------------------------------------------------------------------------------
                         PROPERTY MANAGEMENT OPERATIONS
--------------------------------------------------------------------------------

     In connection with the PSMI Merger, the Company acquired property management contracts, exclusive of facilities owned by the Company, for self-storage facilities and, through a subsidiary, the management contracts for commercial properties. These facilities constitute all of the United States self-storage facilities and commercial properties doing business under the "Public Storage" name and all those in which the Company has an interest. At December 31, 1997, the Company managed 1,107 self-storage facilities (1,073 owned by affiliates of the Company and 34 owned by third parties) and the Operating Partnership managed 63 commercial properties, all of which are owned by the Company or affiliates of the Company.

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

PROPERTY MANAGEMENT  OPERATIONS:
--------------------------------

                                   Year Ended December                         Year Ended December
                                  ----------------------                      ----------------------
                                                              Dollar                                    Dollar
                                    1997          1996        Change            1996          1995       Change
                                  --------      --------  -------------       --------      --------   -----------
                                                            (Amounts in thousands)
Facility management fees:
    Self-storage..........       $ 9,706       $13,474     $(3,768)           $13,474        $1,976    $11,498
    Commercial properties.           435           954        (519)               954           168        786
                                  --------      --------  -------------       --------      --------   -----------
                                  10,141        14,428      (4,287)            14,428         2,144     12,284
                                  --------      --------  -------------       --------      --------   -----------
Cost of operations:
    Self-storage..........         1,449         1,820        (371)             1,820           264      1,556
    Commercial properties.           344           755        (411)               755            88        667
                                  --------      --------  -------------       --------      --------   -----------
                                   1,793         2,575        (782)             2,575           352      2,223
                                  --------      --------  -------------       --------      --------   -----------
Net operating income:
    Self-storage..........         8,257        11,654      (3,397)            11,654         1,712      9,942
    Commercial properties.            91           199        (108)               199            80        119
                                  --------      --------  -------------       --------      --------   -----------
                                 $ 8,348       $11,853     $(3,505)           $11,853        $1,792    $10,061
                                 =========     =========  =============       ========      ========   ===========

     Because the Company has significant ownership interests in all but 34 of the facilities it manages, the revenues generated from its property management operations are generally predictable and are dependent upon the future growth of rental income for those facilities the Company manages. However, because the Company has acquired in the past, and may continue to seek to acquire in the future, real estate facilities owned by the Unconsolidated Entities, the Company's facility management income should decrease in 1998 compared to 1997. The acquisitions of such facilities will reduce management fee income.

     Effective March 31, 1998, the Company will no longer consolidate PSBP, the commercial properties manager. This will have the effect of eliminating commercial properties management fee income and cost of operations.

--------------------------------------------------------------------------------
                         OTHER INCOME AND EXPENSE ITEMS
--------------------------------------------------------------------------------

     INTEREST AND OTHER INCOME: In an effort to attract a wider variety of customers, to further differentiate the Company from its competition and to generate new sources of revenues, additional businesses are being developed though the Company's subsidiaries that complement the Company's self-storage business. These products include the sale of locks, boxes and packing supplies and the rental of trucks and other moving equipment through the implementation of a retail expansion program and truck rental program. The net results of these businesses are presented along with interest and other income, as "interest and other income." The components of interest and other income are detailed as follows:

                                                  Year ended December 31,              Year ended December 31,
                                             -----------------------------            ------------------------
                                                                        Dollar                               Dollar
                                               1997        1996         Change      1996        1995         Change
                                             --------    --------   -------------  --------   --------    -----------
                                                                         (Amounts in thousands)
Sales of Packaging Material and Truck
Rental Income:
Revenues                                       $5,272     $ 3,083       $2,189     $ 3,083      $  112      $ 2,971
Cost of operations                              4,134       2,171        1,963       2,171         100        2,071
                                             --------    --------   -------------  --------   --------    -----------
    Net operating income                        1,138         912          226         912          12          900

Interest and other income                       7,988       7,064          924       7,064       4,497        2,567
                                             --------    --------   -------------  --------   --------    -----------

    Total interest and other income            $9,126      $7,976       $1,150      $7,976      $4,509       $3,467
                                             ========    ========   =============  ========   ========    ===========

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

     Interest and other income is primarily attributable to interest income on cash balances and interest income from mortgage notes receivable. Interest income from mortgage notes receivable was $2,938,000, $2,710,000 and $1,974,000 in 1997, 1996 and 1995, respectively. The Company canceled mortgage notes receivable of approximately $700,000 in 1996 and $16,435,000 in 1995 in connection with the acquisition of real estate facilities securing such notes. The Company also acquired notes receivable of $6,667,000 in the PSMI Merger in 1995 and an additional $12,355,000 and $3,709,000 in 1995 and 1996, respectively, from affiliated parties. The other increases in interest income are primarily attributable to fluctuations in the level of invested cash balances, which are caused by the timing of investing equity offering proceeds in real estate assets.

     DEPRECIATION AND AMORTIZATION: Depreciation and amortization expense was $91,356,000 in 1997, $64,967,000 in 1996 and $40,760,000 in 1995. These
increases are principally due to the acquisition of additional real estate facilities in each period; the increase from 1995 to 1996 also includes the effect of amortization of intangible assets acquired in connection with the PSMI Merger. Depreciation expense with respect to the real estate facilities was $82,047,000 in 1997, $55,689,000 in 1996 and $39,376,000 in 1995; the increases are due to the acquisition of additional real estate facilities in 1995 through 1997. Amortization expense with respect to intangible assets acquired in the PSMI Merger totaled $9,309,000 in 1997, $9,309,000 in 1996 and $1,164,000 in
1995 (the 1995 amount representing a pro rated amount from November 16, 1995 through the end of the year).

     GENERAL AND ADMINISTRATIVE EXPENSE: General and administrative expense was $6,384,000 in 1997, $5,524,000 in 1996 and $3,982,000 in 1995. The Company has
experienced and expects to continue to experience increased general and administrative costs due to the following: (i) the growth in the size of the Company, (ii) the Company's property acquisition activities have continued to expand, resulting in certain additional costs incurred in connection with the acquisition of additional real estate facilities, and (iii) pursuant to the PSMI Merger, the Company became self-advised, resulting in the Company internalizing management functions which previously were provided by the Company's investment adviser. However, offsetting the increases in general and administrative expense has been the elimination of advisory fee expense. General and administrative costs for each year principally consist of state income taxes (for states in which the Company is a non-resident), investor relation expenses, and certain overhead associated with the acquisition and development of real estate facilities.

     INTEREST EXPENSE: Interest expense was $6,792,000 in 1997, $8,482,000 in 1996 and $8,508,000 in 1995. Reflecting the Company's reluctance to finance its growth with debt, debt and related interest expense remains relatively low compared to the Company's overall asset base. The Company capitalized interest expense of $2,428,000 in 1997, $1,861,000 in 1996 and $307,000 in 1995 in
connection with the Company's development activities. Interest expense before the capitalization of interest was $9,220,000 in 1997, $10,343,000 in 1996 and $8,815,000 in 1995. The decrease in interest expense in 1997 compared to 1996, principally is due to the retirement of debt in 1997 of approximately $11.9 million. The increase in interest expense in 1996 compared to 1995 principally is due to the assumption of a $65.5 million, 7.08% unsecured senior note in connection with the PSMI Merger on November 16, 1995.

     ENVIRONMENTAL COSTS: The Company's policy is to accrue environmental assessments and/or remediation cost when it is probable that such efforts will be required and the related costs can reasonably be estimated. The majority of the Company's real estate facilities were acquired prior to the time when it was customary to conduct environmental assessments. During 1995, the Company and the Consolidated Entities conducted independent environmental investigations of their real estate facilities. As a result of these investigations, the Company recorded an amount which, in management's best estimate, will be sufficient to satisfy anticipated costs of known remediation requirements. At December 31, 1995, the Company accrued $2,741,000 for estimated environmental remediation costs. Although there can be no assurance, the Company is not aware of any environmental contamination of any of its facilities which individually or in the aggregate would be material to the Company's overall business, financial condition, or results of operations. The Company believes that amounts accrued in 1995 are sufficient to satisfy anticipated costs.

     ADVISORY FEES: Advisory fees were $6,437,000 in 1995. The advisory fee, which was based on a contractual computation, increased as a result of increased adjusted net income (as defined) per common share combined with the issuance of additional preferred and common stock during each of the periods. Advisory fees for fiscal 1995 represent such amounts from the beginning of the year through November 16, 1995, when the Company became self-advised pursuant to the PSMI Merger. As a result of becoming self-advised, the Company no longer incurs advisory fees.

     MINORITY INTEREST IN INCOME: Minority interest in income represents the income allocable to equity interests in Consolidated Entities which are not owned by the Company. Since 1990, the Company has acquired portions of these equity interests through its acquisition of limited and general partnership interests in the Consolidated Entities. These acquisitions have resulted in reductions to the "Minority interest in income" from what it would otherwise have been in the absence of such acquisitions, and accordingly, have increased the Company's share of the Consolidated Entities' income. However, offsetting the reduction in minority interest in 1997 caused by the acquisition of additional equity interests are the inclusion of additional partnerships in the Company's consolidated financial statements as well as improved property operations. During 1997, the Company acquired sufficient ownership interest and control in twelve partnerships and commenced including the accounts of these partnerships in the Company's consolidated financial statements which amounted to an increase in minority interest in income of approximately $1,961,000 in 1997.

     In determining income allocable to the minority interest for 1997, 1996 and 1995 consolidated depreciation and amortization expense of approximately $9,245,000, $11,490,000 and $11,243,000, respectively, was allocated to the minority interest. The changes in depreciation allocated to the minority interest was principally the result of the acquisition of limited partnership units in the Consolidated Entities by the Company throughout fiscal 1995, 1996 and 1997 offset by an increase resulting from the above mentioned consolidation of partnerships.

IMPACT OF YEAR 2000
-------------------
     The Company has completed an initial assessment of its computer systems. The majority of the computer programs were installed or upgraded over the past few years and are Year 2000 compliant. Some of the older computer programs utilized by the Company were written without regard for Year 2000 issues and could cause a system failure or miscalculations with possible disruption of operations. Each of these computer programs and systems has been evaluated to be upgraded or replaced as part of the Company's Year 2000 project.

     The cost of the Year 2000 project will be allocated to all entities that use the Company computer systems. The cost of the Year 2000 project which is expected to be allocated to the Company is approximately $2.8 million. The cost of new software will be capitalized and the cost of software maintenance will be expensed as incurred.

     The project is expected to be completed by March 31, 1999 which is prior to any anticipated impact on operating systems. the Company believes that with modifications to existing software and, in some instances, the conversion to new software, the Year 2000 issue will not pose significant operational problems. However, if such modifications are not made, or are not completed timely, the Year 2000 issue could have a material impact on the operations of the Company.

     The costs of the project and the date on which the Company believes it will complete the Year 2000 modifications are based on management's best estimates, which were derived utilizing numerous assumptions of future events. There can be no guarantee that these estimates will be achieved and actual results could differ materially from those anticipated.

-------------------------------------------------------------------------------
                      SUPPLEMENTAL PROPERTY DATA AND TRENDS
-------------------------------------------------------------------------------

     There are approximately 69 ownership entities owning in aggregate 1,073 self-storage facilities, including the facilities which the Company owns and/or operates. At December 31, 1997, 179 of these facilities were owned by Unconsolidated Entities, entities in which the Company has an ownership interest and uses the equity method for financial statement presentation. The remaining 894 facilities are owned by the Company and Consolidated Entities many of which were acquired through business combinations with affiliates during 1997, 1996 and 1995.

     In order to evaluate how the Company's overall portfolio has performed, management analyzes the operating performance of a consistent group of self-storage facilities representing 951 (55.8 million net rentable square feet) of the 1,073 self-storage facilities (herein referred to as "Same Store" self-storage facilities). The 951 facilities represents a consistent pool of properties which have been operated under the "Public Storage" name, at a stabilized level, by the Company since January 1, 1993. The Same Store group of properties includes 780 consolidated facilities (many of which were not included in the Company's consolidated financial statements throughout each of the three years presented) and 171 facilities owned by Unconsolidated Entities. The following table summarizes the pre-depreciation historical operating results of the Same Store self-storage facilities:

SAME STORE SELF-STORAGE FACILITIES:
-----------------------------------
(historical property operations)

                                Year Ended December 31,                      Year Ended December 31,
                                ------------------------   Percentage        -----------------------  Percentage
                                   1997          1996       Change             1996          1995       Change
                                 --------      --------  -------------       --------      --------   -----------
                                           (Dollar amounts in thousands except rent per square foot)

Rental income..............       475,171      $445,586        6.6%          $445,586      $422,933       5.4%
Cost of operations(1)......       167,650       158,212        6.0%           158,212       149,660       5.7%
                                 --------      --------  -------------       --------      --------   -----------

Net operating income.......      $307,521      $287,374        7.0%          $287,374      $273,273       5.2%
                                 ========      ========  =============       ========      ========   ===========

Gross profit margin(3).....         64.7%         64.5%        0.2%             64.5%           64.6%    (0.1)%

Weighted Ave. Occupancy....         91.8%         91.2%        0.6%             91.2%           90.1%     1.1%

Weighted Ave. realized
  annual rent per sq. ft(2)..       $9.24         $8.76        5.5%             $8.76           $8.40     4.3%

Weighted Ave. scheduled
  annual rent per sq. ft(2)..       $9.84         $9.00        9.3%             $9.00           $8.16    10.3%

-----------
1. Assumes payment of property management fees on all facilities, including those facilities owned by the Company for which effective November 16, 1995 no fee is paid. Cost of operations consists of the following:

                                           1997                1996                1995
                                     -------------        -------------      -------------
 Payroll expense                       $ 44,233            $ 43,490           $ 42,545
 Property taxes                          44,476              40,799             38,325
 Property management fees                28,490              26,139             25,391
 Advertising                              4,859               3,851              3,502
 Telephone  center costs                  4,506               1,956                  -
 Other (4)                               41,086              41,977             39,897
                                     -------------        -------------      -------------
                                       $167,650            $158,212           $149,660
                                     =============        =============      =============

2. Realized rent per square foot as presented throughout this report represents the actual revenue earned per occupied square foot. Management believes this is a more relevant measure then the scheduled rental rates, since scheduled rates can be discounted through the use of promotions.
3. Gross profit margin is computed by dividing property net operating income (before depreciation expense) by rental revenues. Cost of operations includes a 6% management fee. The gross profit margin excluding the facility management fee was 70.7%, 70.5% and 70.6% in 1997, 1996 and 1995, respectively. On November 16, 1995, the Company acquired its facility manager and no longer incurs such fees on the properties it owns.
4. Other expenses principally include utilities, repairs and maintenance, and other items such as office expenses.

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

     Rental income for the Same Store facilities included promotional discounts totaling $16,708,000 in 1997 compared to $6,000,000 in 1996 and $729,000 in
1995, respectively. The significant increase in 1997 was principally due to experimentation with pricing and promotional discounts designed to increase rental activity.

     The self-storage facilities experience minor seasonal fluctuations in occupancy levels with occupancies generally higher in the summer months than in the winter months. The Company believes that these fluctuations result in part from increased moving activities during the summer.

-----------------------------------------------------------------------------------------------------------------------------------
                      SAME-STORE OPERATING TRENDS BY REGION
-----------------------------------------------------------------------------------------------------------------------------------
              Northern California.    Southern California.           Texas                  Florida
              --------------------    --------------------    --------------------     --------------------
                         % change                % change                % change                % change
                         from                    from                    from                    from
               Amount    prior year    Amount    prior year    Amount    prior year    Amount    prior year
               ------    ----------    ------    ----------    ------    ----------    ------    ----------
Rental Revenues:
       1997   $71,406       9.5%     $85,944        8.1%     $41,435        4.4%     $29,248        4.8%
       1996   $65,222       8.6%     $79,524        4.9%     $39,704        1.3%     $27,908        3.1%
       1995   $60,053       5.8%     $75,826        3.6%     $39,191        2.7%     $27,066        3.1%

Cost of operations

       1997   $20,239       9.7%     $25,862        5.2%     $17,239        4.6%     $11,638        8.0%
       1996   $18,457       3.4%     $24,580        5.7%     $16,482        5.8%     $10,772        3.5%
       1995   $17,856       3.4%     $23,250       (1.6)%    $15,574        1.5%     $10,412        1.1%

Net operating income:

       1997   $51,167       9.4%     $60,082        9.4%     $24,196        4.2%     $17,610        2.8%
       1996   $46,765      10.8%     $54,944        4.5%     $23,222       (1.7)%    $17,136        2.9%
       1995   $42,197       6.8%     $52,576        6.1%     $23,617        3.5%     $16,654        4.5%

Weighted avg. occupancy

       1997    96.1%        1.6%       91.5%        4.2%       92.3%        2.7%       90.6%        1.9%
       1996    94.5%        3.4%       87.3%        2.1%       89.6%        1.2%       88.7%        0.2%
       1995    91.1%        3.5%       85.2%        2.4%       88.4%        -          88.5%       (1.3)%

Weighted avg. annual realized rents per occupied sq. ft.

       1997   $11.04        8.2%      $10.56        2.3%       $6.96        1.8%       $8.28        3.0%
       1996   $10.20        4.9%      $10.32        2.4%       $6.84        -          $8.04        3.1%
       1995  $  9.72        2.5%      $10.08        1.2%       $6.84        1.8%       $7.80        4.8%

                     Illinois              Other states               Total
                 --------------------     --------------------    --------------------
                           % change               % change                % change
                           from                   from                    from
                 Amount    prior        Amount    prior year    Amount    prior year
                 ------    -----        ------    ----------    ------    ----------
Rental Revenues:
       1997   $34,404       10.6%    $212,734       5.3%     $475,171       6.6%
       1996   $31,123        9.0%    $202,105       5.1%     $445,586       5.4%
       1995   $28,552        7.6%    $192,245       5.4%     $422,933       4.9%

Cost of operations

       1997   $16,105        8.2%    $76,567        3.5%     $167,650       6.0%
       1996   $14,887        5.5%    $73,034        6.7%     $158,212       5.7%
       1995   $14,115       16.9%    $68,453        3.5%     $149,660       3.4%

Net operating income:

       1997   $18,299       12.7%    $136,167       5.5%     $307,521       7.0%
       1996   $16,236       12.5%    $129,071       4.3%     $287,374       5.2%
       1995   $14,437       (0.1)%   $123,792       6.5%     $273,273       5.7%

Weighted avg. occupancy

       1997   91.5%         (1.3)%       90.9%     (1.3)%        91.8%      0.6%
       1996   92.8%           -          92.2%      0.5%         91.2%      1.1%
       1995   92.8%          2.0%        91.7%      0.3%         90.1%      1.0%

Weighted avg. annual realized rents per occupied sq. ft.

       1997   $9.84         10.8%        $9.00      7.1%         $9.24      5.5%
       1996   $8.88          8.8%        $8.40      4.5%         $8.76      4.3%
       1995   $8.16          4.6%        $8.04      4.7%         $8.40      2.9%

--------------------------------------------------------------------------------
                       LIQUIDITY AND CAPITAL RESOURCES
--------------------------------------------------------------------------------

     The Company believes that its internally generated net cash provided by operating activities will continue to be sufficient to enable it to meet its operating expenses, capital improvements, debt service requirements and distributions to shareholders for the foreseeable future. Net cash provided by operating activities (as determined in accordance with generally accepted accounting principles) reflects the cash generated from the Company's business before distributions to various equity holders, including the preferred shareholders, capital expenditures or mandatory principal payments on debt.

     Operating as a real estate investment trust ("REIT"), the Company's ability to retain cash flow for reinvestment is restricted. In order for the Company to maintain its favored REIT status, a substantial portion of its operating cash flow must be used to make distributions to its shareholders (see "REIT STATUS" below). The following table summarizes the Company's ability to pay the minority interests' distributions, its dividends to the preferred shareholders and capital improvements to maintain the facilities through the use of cash provided by operating activities. The remaining cash flow generated is available to the Company to make both scheduled and optional principal payments on debt, pay distributions to common shareholders and for reinvestment.

                                                                                   For the Year Ended December 31,
                                                                                   1997            1996           1995
                                                                                  --------      --------        --------
                                                                                        (Amounts in thousands)
 Net income.............................................................          $178,649      $153,549         $70,386
 Depreciation and amortization..........................................            91,356        64,967          40,760
 Depreciation from Unconsolidated Entities..............................            11,474        17,450           2,045
 Minority interest in income............................................            11,684         9,363           7,137
 Environmental accrual..................................................                 -             -           3,251
                                                                                  --------      --------        --------
    Net cash provided by operating activities...........................           293,163       245,329         123,579

 Distributions from operations to minority interests....................           (20,929)      (20,853)        (18,380)
                                                                                  --------      --------        --------

 Cash from operations allocable to the Company's shareholders...........           272,234       224,476         105,199
 Less: preferred stock dividends........................................           (88,393)      (68,599)        (31,124)
 Add: Non-recurring payment of dividends with respect to the Series CC
    convertible stock...................................................            13,412             -               -
                                                                                  --------      --------        --------

 Cash from operations available to common shareholders..................           197,253       155,877          74,075

 Capital improvements to maintain facilities:
   Self-storage facilities..............................................           (30,834)      (15,957)         (8,509)
   Commercial properties................................................            (4,283)       (4,409)         (2,852)
   Add back: minority interest share of capital improvements to maintain
    facilities..........................................................             2,513         3,159           3,219
                                                                                  --------      --------        --------

Funds available for principal payments on debt, common dividends and
   reinvestment........................................................            164,649       138,670          65,933

Cash distributions to common shareholders..............................            (86,181)      (67,709)        (38,586)
                                                                                   --------      --------        --------

Funds available for principal payments on debt and reinvestment........            $78,468       $70,961         $27,347
                                                                                   ========      ========        ========

     The fiscal 1997 funds available for principal payments on debt and reinvestment includes the start-up operating losses related to PSPUD's new portable self-storage business of $31.7 million. Management views such losses as part of the reinvestment of the Company's internally generated cash flows in PSPUD.

     DISTRIBUTIONS REQUIREMENTS: The Company's conservative distribution policy has been the principal reason for the Company's ability to retain significant operating cash flows which have been used to make additional investments and debt reductions. During 1995, 1996 and 1997, the Company distributed to common shareholders approximately 52% , 43% and 44% of its cash available from operations allocable to common shareholders, respectively.

     During 1997, the Company paid dividends totaling $68,534,000 to the holders of the Company's Senior Preferred Stock, $4,531,000 to the holders of the Convertible Preferred Stock, $15,328,000 to the holders of the Series CC

Convertible Preferred Stock (which converted to common stock during the second quarter of 1997) and $86,181,000 to the holders of Common Stock. Dividends with respect to the Senior Preferred Stock include pro-rated amounts for securities issued during 1997. The Company estimates the distribution requirements for fiscal 1998 with respect to Senior Preferred Stock and the Convertible Preferred Stock to be approximately $80.7 million. Distributions with respect to the common stock will be determined based upon the Company's REIT distribution requirements after taking into consideration distributions to the Company's preferred shareholders.

     CAPITAL IMPROVEMENT REQUIREMENTS: During 1998, the Company has budgeted approximately $27.4 million for capital improvements ($22.9 million for its self-storage facilities and $4.5 million for its commercial properties). The minority interests' share of the budgeted capital improvements is approximately $3.8 million.

     During 1995, the Company commenced a program to enhance its visual icon and modernize the appearance of its self-storage facilities, including modernization of signs, paint color schemes, and rental offices. Included in the 1998 capital improvement budget is approximately $3.2 million with respect to these expenditures.

     The  significant   increase  in  capital   improvements  in  1997  for  the
self-storage facilities (as reflected in the table above) is due to the acquisition of new facilities in 1997.

     DEBT SERVICE REQUIREMENTS: The Company does not believe it has any significant refinancing risks with respect to its mortgage debt, all of which is fixed rate. At December 31, 1997, the Company had total outstanding notes payable of approximately $96.6 million and $7 million outstanding on the credit facility. See Note 7 to the consolidated financial statements for approximate principal maturities of such borrowings.

     The Company uses its $150 million of bank credit facility (all of which was unused as of March 27, 1998) primarily to fund acquisitions and provide financial flexibility and liquidity. The credit facility currently bears interest at LIBOR plus 0.40% based on the Company's current financial ratios.

     GROWTH STRATEGIES: During 1998, the Company intends to continue to expand its asset and capital base principally through the (i) acquisition of real estate assets and interests in real estate assets from both unaffiliated and affiliated parties through direct purchases, mergers, tender offers or other transactions, (ii) development of additional self-storage facilities and (iv) the expected expansion in the operations of PSPUD's portable self-storage business.

     MERGERS WITH AFFILIATES: As indicated above, in March 1998, the Company's private REIT merged with and into Properties 11, a publicly traded real estate investment trust affiliated with the Company. In connection with the merger, the Company exchanged 11 wholly owned commercial properties with the surviving corporation for 13 self-storage facilities. At December 31, 1997, the Company and the Consolidated Entities owned approximately a 68% interest in the private REIT and the Operating Partnership on a combined basis and a 37% interest in Properties 11. Upon completion of the merger, the Company and the Consolidated Entities own approximately 58% of the surviving corporation and the Operating Partnership on a combined basis.

     In February 1998, Public Storage Properties XX, Inc. ("Properties 20") agreed, subject to certain conditions, to merge with and into the Company. Properties 20 is an affiliated publicly traded equity REIT. The merger is conditioned on approval by the shareholders of Properties 20. At December 31, 1997, the Company owned approximately 24% of Properties 20. The Company expects that, if approved by the shareholders, the merger would be completed in the second quarter of 1998. Properties 20 is the last remaining affiliated REIT involved in the ownership of self-storage facilities.

     In addition to 533 wholly owned self-storage facilities, the Company operates, on behalf of approximately 64 ownership entities, 540 self-storage facilities under the "Public Storage" name in which the Company has a partial equity interest. From time to time, some of these self-storage facilities or interests in them are available for purchase, providing the Company with a source of additional acquisition opportunities.

     DEVELOPMENT OF SELF-STORAGE FACILITIES: Commencing in 1995, the Company began to construct self-storage facilities. Since 1995, the Company has opened a total of seven facilities, one in 1995, four in 1996, and two in 1997. The Company is evaluating the feasibility of developing additional self-storage facilities in selected markets in which there are few, if any, facilities to acquire at attractive prices and where the scarcity of other undeveloped parcels of land or other impediments to development make it difficult to construct additional competing facilities.

     In April 1997, the Company formed a joint venture partnership with a state pension fund to participate in the development of approximately $220 million of self-storage facilities. At December 31, 1997, the joint venture partnership had completed construction of seven self-storage facilities (approximately 412,000 net rentable square feet) with a total cost of approximately $40.8 million, and had 17 facilities under construction (approximately 1,169,000 net rentable square feet) with an aggregate cost incurred to date of approximately $48.9 million and total additional estimated cost to complete of $29.3 million. The partnership is funded solely with equity capital consisting of 30% from the Company and 70% from the state pension fund.

     PORTABLE SELF-STORAGE BUSINESS: As indicated above, in 1996 the Company organized PSPUD as a separate corporation to operate a portable self-storage business that rents storage containers to customers for storage in central warehouses. As of December 31, 1997, PSPUD operated a total of 49 facilities in 24 greater metropolitan areas in 16 states. In January and February 1998, PSPUD opened five additional facilities. PSPUD has also identified an additional 15 sites in existing markets for development of PSPUD facilities at an aggregate estimated cost of $67.5 million.

     FINANCING THE COMPANY'S GROWTH STRATEGIES: The Company expects to fund its growth strategies with cash on hand at December 31, 1997, internally generated retained cash flows and borrowings under its $150 million credit facility. The Company intends to repay amounts borrowed under the credit facility from undistributed operating cash flow or, as market conditions permit and are determined to be advantageous, from the public or private placement of equity securities.

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

     The Company's portfolio of real estate facilities remains substantially unencumbered. At December 31, 1997, the Company had mortgage debt outstanding of $43.3 million and had consolidated real estate facilities with a book value of $2.7 billion. The Company has been reluctant to finance its acquisitions with debt and generally will only increase its mortgage borrowing through the assumption of pre-existing debt on acquired real estate facilities.

     Over the past three years the Company has funded substantially all of its acquisitions with permanent capital (both common and preferred stock). The Company has elected to use preferred stock despite the fact that the dividend rates of its preferred stock exceeds current interest rates on conventional debt. The Company has chosen this method of financing for the following reasons:
(i) the Company's perpetual preferred stock has no sinking fund requirement, or maturity date and does not require redemption, all of which eliminate any future refinancing risks, (ii) preferred stock allows the Company to leverage the common stock without the attendant interest rate or refinancing risks of debt, and (iii) like interest payments, dividends on the preferred stock can be applied to the Company's REIT distributions requirements, which have helped the Company to maintain a low common stock dividend payout ratio and retain cash flow.

     Since January 1, 1998, the Company has issued an aggregate of approximately
6.4 million shares of common stock, raising net proceeds of approximately $189 million. The Company intends to use the net proceeds from these offerings to make investments in real estate, primarily self-storage, including mortgage loans and interest in real estate partnerships, to satisfy cash elections in connection with mergers with affiliated REITs and to fund investments in PSPUD.

     REIT STATUS: The Company believes that it has operated, and intends to continue to operate, in such a manner as to qualify as a REIT under the Internal Revenue Code of 1986, but no assurance can be given that it will at all times so qualify. To the extent that the Company continues to qualify as a REIT, it will not be taxed, with certain limited exceptions, on the taxable income that is distributed to its shareholders, provided that at least 95% of its taxable income is so distributed prior to filing of the Company's tax return. The Company has satisfied the REIT distribution requirement since 1980.

     FUNDS FROM OPERATIONS: Total funds from operations or "FFO" increased to $272,234,000 for the year ended December 31, 1997 compared to $224,476,000 in 1996 and $105,199,000 in 1995. FFO available to common shareholders (after deducting preferred stock dividends) increased to $197,253,000 for the year ended December 31, 1997 compared to $155,877,000 in 1996 and $74,075,000 in
1995. FFO means net income (loss) (computed in accordance with generally accepted accounting principles) before (i) gain (loss) on early extinguishment of debt, (ii) minority interest in income and (iii) gain (loss) on disposition of real estate, adjusted as follows: (i) plus depreciation and amortization (including the Company's pro-rata share of depreciation and amortization of unconsolidated equity interests and amortization of assets acquired in the PSMI Merger, including property management agreements and goodwill), and (ii) less FFO attributable to minority interest.

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
          -----------------------------------------------------------
     To limit the Company's exposure to market risk, the Company principally finances its operations and growth with permanent equity capital consisting either of common or preferred stock. At December 31, 1997, the Company's debt as a percentage of total shareholders' equity (based on book values) was 3.6%.

     The Company's preferred stock is not redeemable by the holders. Except under certain conditions relating to the Company's qualification as a REIT, the Senior Preferred Stock are not redeemable by the Company prior to the following dates: Series A - September 30, 2002, Series B - March 31, 2003, Series C - June 30, 1999, Series D - September 30, 2004, Series E - January 31, 2005, Series F - April 30, 2005, Series G - December 31, 2000, Series H - January 31, 2001, Series I - October 31, 2001, Series J - August 31, 2002. On or after the respective dates, each of the series of Senior Preferred Stock will be redeemable at the option of the Company, in whole or in part, at $25 per share (or depositary share in the case of the Series H, Series I and Series J), plus accrued and unpaid dividends.

     The Convertible Preferred Stock is convertible at any time at the option of the holders of such stock into shares of the Company's common stock at a conversion rate of 1.6835 shares of common stock for each share of Convertible Preferred Stock, subject to adjustment in certain circumstances. The Convertible Preferred Stock is not redeemable for cash.

     The Company's market risk sensitive instruments include notes payable which totaled $103,558,000 at December 31, 1997 (included $7,000,000 of borrowings on the Company's revolving line of credit which were subsequently repaid). Substantially all of the Company's notes payable bear interest at fixed rates. See Note 7 for terms, valuations and approximate principal maturities of the notes payable as of December 31, 1997.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
          -------------------------------------------

     The financial statements of the Company at December 31, 1997 and December 31, 1996 and for each of the three years in the period ended December 31, 1997 and the report of Ernst & Young LLP, Independent Auditors, thereon and the related financial statement schedules, are included elsewhere herein. Reference is made to the Index to Financial Statements and Schedules in Item 14.

ITEM 9.   DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
          ----------------------------------------------------
     Not applicable.

                                  PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
          ---------------------------------------------------
     Incorporated by reference herein is the information required by this item, which is to be included in an amendment on Form 10-K/A to the Form 10-K filed within 120 days of the end of the Company's 1997 fiscal year.



ITEM 11.  EXECUTIVE COMPENSATION
          ----------------------
     Incorporated by reference herein is the information required by this item, which is to be included in an amendment on Form 10-K/A to the Form 10-K filed within 120 days of the end of the Company's 1997 fiscal year.



ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
          --------------------------------------------------------------
     Incorporated by reference herein is the information required by this item, which is to be included in an amendment on Form 10-K/A to the Form 10-K filed within 120 days of the end of the Company's 1997 fiscal year.



ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
          ----------------------------------------------
     Incorporated by reference herein is the information required by this item, which is to be included in an amendment on Form 10-K/A to the Form 10-K filed within 120 days of the end of the Company's 1997 fiscal year.

                                     PART IV


 ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
          --------------------------------------------------------------
 10.a.   1. Financial Statements
         The financial statements listed in the accompanying Index to Financial Statements and Schedules hereof are filed as part of this report.

         2. Financial Statement Schedules
         The financial  statements schedules listed in the accompanying
Index to Financial Statements and Schedules are filed as part of this report.

         3.   Exhibits
         See Index to Exhibits contained herein.

10.b.    Reports on Form 8-K

            The Company filed a Current Report on Form 8-K dated November 17, 1997, pursuant to Item 5, which filed certain exhibits relating to the Company's public offering of common stock.

            The Company filed a Current Report on Form 8-K dated December 24, 1997 (filed January 12, 1998), as amended by Form 8-K/A dated December 24, 1997 (filed January 15, 1998), each pursuant to Item 5, which filed statements of revenues and certain operating expenses for Acquired Properties, Largo Property, Acquiport Properties, Gunston Property and Proposed Acquisition Properties and Pro Forma Consolidated Financial Statements.

10.c.    Exhibits:
         See Index to Exhibits contained herein.

                              PUBLIC STORAGE, INC.
                                INDEX TO EXHIBITS
                           (Items 14(a)(3) and 14(C))

3.1.      Restated   Articles   of   Incorporation.   Filed  with   Registrant's
          Registration   Statement  No.  33-54557  and  incorporated  herein  by
          reference.

3.2. Certificate of Determination for the 10% Cumulative Preferred Stock, Series A. Filed with Registrant's Registration Statement No. 33-54557 and incorporated herein by reference.

3.3. Certificate of Determination for the 9.20% Cumulative Preferred Stock, Series B. Filed with Registrant's Registration Statement No. 33-54557 and incorporated herein by reference.

3.4. Amendment to Certificate of Determination for the 9.20% Cumulative Preferred Stock, Series B. Filed with Registrant's Registration Statement No. 33-56925 and incorporated herein by reference.

3.5. Certificate of Determination for the 8.25% Convertible Preferred Stock. Filed with Registrant's Registration Statement No. 33-54557 and incorporated herein by reference.

3.6. Certificate of Determination for the Adjustable Rate Cumulative Preferred Stock, Series C. Filed with Registrant's Registration Statement No. 33-54557 and incorporated herein by reference.

3.7. Certificate of Determination for the 9.50% Cumulative Preferred Stock, Series D. Filed with Registrant's Form 8-A/A Registration Statement relating to the 9.50% Cumulative Preferred Stock, Series D and incorporated herein by reference.

3.8. Certificate of Determination for the 10% Cumulative Preferred Stock, Series E. Filed with Registrant's Form 8-A/A Registration Statement relating to the 10% Cumulative Preferred Stock, Series E and incorporated herein by reference.

3.9. Certificate of Determination for the 9.75% Cumulative Preferred Stock, Series F. Filed with Registration's Form 8-A/A Registration Statement relating to the 9.75% Cumulative Preferred Stock, Series F and incorporated herein by reference.

3.10.     Certificate  of  Determination   for  the  Convertible   Participating
          Preferred Stock. Filed with Registrant's Registration Statement No. 33-63947 and incorporated herein by reference.

3.11.     Certificate  of  Amendment  of Articles of  Incorporation,  Filed with
          Registrant's Registration Statement No. 33-63947 and incorporated herein by reference.

3.12. Certificate of Determination for the 8-7/8% Cumulative Preferred Stock, Series G. Filed with Registration's Form 8-A/A Registration Statement relating to the Depositary Shares Each Representing 1/1,000th of a Share of 8-7/8% Cumulative Preferred Stock, Series G and incorporated herein by reference.

3.13. Certificate of Determination for the 8.45% Cumulative Preferred Stock, Series H. Filed with Registrant's Form 8-A/A Registration Statement relating to the Depositary Shares Each Representing 1/1,000th of a Share of 8.45% Cumulative Preferred Stock, Series H and incorporated herein by reference.

3.14.     Certificate of  Determination  for the  Convertible  Preferred  Stock,
          Series  CC.  Filed  with  Registrant's   Registration   Statement  No.
          333-03749 and incorporated herein by reference.

3.15. Certificate of Correction of Certificate of Determination for the Convertible Participating Preferred Stock. Filed with Registrant's Registration Statement No. 333-08791 and incorporated herein by reference.

3.16. Certificate of Determination for 8-5/8% Cumulative Preferred Stock, Series I. Filed with Registrant's Form 8-A/A Registration Statement relating to the 8-5/8% Cumulative Preferred Stock, Series I and incorporated herein by reference.

3.17. Certificate of Amendment of Articles of Incorporation. Filed with Registrant's Registration Statement No. 333-18395 and incorporated herein by reference.

3.18. Certification of Determination for Equity Stock, Series A. Filed with Registrant's Form 10-Q for the quarterly period ended June 30, 1997 and incorporated herein by reference.

3.19. Certification of Determination for 8% Cumulative Preferred Stock, Series J. Filed with Registrant's Form 8 -A/A Registration Statement relating to the 8% Cumulative Preferred Stock, Series J and incorporated herein by reference.

3.20. Bylaws, as amended. Filed with the Registrant's Registration Statement No. 33-64971 and incorporated herein by reference.

3.21. Amendment to Bylaws adopted on May 9, 1996. Filed with Registrant's Registration Statement No. 333-03749 and incorporated herein by reference.

3.22. Amendment to Bylaws adopted on June 26, 1997. Filed with Registrant's Registration Statement No. 333-41123 and incorporated herein by reference.

3.23.     Amendment   to  Bylaws   adopted  on  January  6,  1998.   Filed  with
          Registrant's Registration Statement No. 333-41123 and incorporated herein by reference.

3.24.     Amendment  to  Bylaws  adopted  on  February  10,  1998.   Filed  with
          Registrant's Current Report on Form 8-K dated February 10, 1998 and incorporated herein by reference.

10.25. Second Amended and Restated Management Agreement by and among Registrant and the entities listed therein dated as of November 16, 1995. Filed with PS Partners, Ltd.'s Annual Report on Form 10-K for the year ended December 31, 1996 and incorporated herein by reference.

10.26. Amended Management Agreement between Registrant and Public Storage Commercial Properties Group, Inc. dated as of February 21, 1995. Filed with Registrant's Annual Report on Form 10-K for the year ended December 31, 1994 and incorporated herein by reference.

10.27. Loan Agreement between Registrant and Aetna Life Insurance Company dated as of July 11, 1988. Filed with Registrant's Current Report on Form 8-K dated July 14, 1988 and incorporated herein by reference.

10.28.    Amendment  to  Loan  Agreement  between   Registrant  and  Aetna  Life
          Insurance Company dated as of September 1, 1993. Filed with Registrant's Annual Report on Form 10-K for the year ended December 31, 1993 and incorporated herein by reference.

10.29. Second Amended and Restated Credit Agreement by and among Registrant, Wells Fargo Bank, National Association, as agent, and the financial institutions party thereto dated as of February 25, 1997. Filed with Registrant's Registration Statement No. 333-22665 and incorporated herein by reference.

10.30. Note Assumption and Exchange Agreement by and among Public Storage Management, Inc., Public Storage, Inc., Registrant and the holders of the notes dated as of November 13, 1995. Filed with Registrant's Registration Statement No. 33-64971 and incorporated herein by reference.

10.7* Registrant's 1990 Stock Option Plan. Filed with Registrant's Annual Report on Form 10-K for the year ended December 31, 1994 and incorporated herein by reference.

10.8*     Registrant's 1994 Stock Option Plan. Filed herewith.

10.9*     Registrant's 1996 Stock Option and Incentive Plan. Filed herewith.

10.10. Agreement and Plan of Reorganization among Registrant, Public Storage Properties IX, Inc., and PS Business Parks, Inc. dated as of December 13, 1995. Filed with Registrant's Registration Statement No. 333-00591 and incorporated herein by reference.

10.11. Deposit Agreement dated as of December 13, 1995, among Registrant, The First National Bank of Boston, and the holders of the depositary receipts evidencing the Depositary Shares Each Representing 1/1,000 of a Share of 8-7/8 Cumulative Preferred Stock, Series G. Filed with Registrant's Form 8-A/A Registration Statement relating to the Depositary Shares Each Representing 1/1000th of a Share of 8-7/8 Cumulative Preferred Stock, Series G and incorporated herein by reference.

10.12. Deposit Agreement dated as of January 25, 1996, among Registrant, The First National Bank of Boston, and the holders of the depositary receipts evidencing the Depositary Shares Each Representing 1/1,000 of a Share of 8.45% Cumulative Preferred Stock, Series H. Filed with Registrant's Form 8-A/A Registration Statement relating to the Depositary Shares Each Representing 1/1000th of a Share of 8.45% Cumulative Preferred Stock, Series H and incorporated herein by reference.

10.13** Employment Agreement between Registrant and B. Wayne Hughes dated as of November 16, 1995. Filed with Registrant's Annual Report on Form 10-K for the year ended December 31, 1995 and incorporated herein by reference.

10.14. Agreement and Plan of Reorganization between Registrant and Storage Properties, Inc. dated as of March 4, 1996. Filed with Registrant's Registration Statement No. 333-03749 and incorporated herein by reference.

10.15. Agreement and Plan of Reorganization between Registrant and Public Storage Properties X, Inc. dated as of June 20, 1996. Filed with Registrant's Registration Statement No. 333-08671 and incorporated herein by reference.

10.16. Agreement and Plan of Reorganization between Registrant and Public Storage Properties XII, Inc. dated as of June 20, 1996. Filed with Registrant's Registration Statement No. 333-08791 and incorporated herein by reference.

10.17. Agreement and Plan of Reorganization among Registrant, Partners Preferred Yield, Inc., Partners Preferred Yield II, Inc. and Partners Preferred Yield III, Inc.. dated as of August 15, 1996. Filed with Registrant's Registration Statement No. 333-14161 and incorporated herein by reference.

10.18. Deposit Agreement dated as of November 1, 1996, among Registrant, The First National Bank of Boston, and the holders of the depositary receipts evidencing the Depositary Shares Each Representing 1/1,000 of a Share of 8-5/8% Cumulative Preferred Stock, Series I. Filed with Registrant's Form 8-A/A Registration Statement relating to the Depositary Shares Each Representing 1/1000th of a Share of 8-5/8% Cumulative Preferred Stock, Series I and incorporated herein by reference.

10.19. Agreement and Plan of Reorganization among Registrant, Public Storage Properties XIV, Inc. and, Public Storage Properties XV, Inc. dated as of December 5, 1996. Filed with Registrant's Registration Statement No. 333-22665 and incorporated herein by reference.

10.20. Agreement and Plan of Reorganization among Registrant, Public Storage Properties XVI, Inc. , Public Storage Properties XVII, Inc. , Public Storage Properties XVIII, Inc. and Public Storage Properties XIX, Inc. dated as of April 9, 1997. Filed with Registrant's Registration Statement No. 333-26959 and incorporated herein by reference.

10.21. Limited Partnership Agreement of PSAF Development Partners, L. P. between PSAF Development, Inc. and the Limited Partner dated as of April 10, 1997. Filed with Registrant's Form 10-Q for the quarterly period ended March 31, 1997 and incorporated herein by reference.

10.22. Deposit Agreement dated as of August 28, 1997 among Registrant, The First National Bank of Boston, and the holders of the depositary receipts evidencing the Depositary Shares Each Representing 1/1,000 of a Share of 8% Cumulative Preferred Stock, Series J. Filed with Registrant's Form 8-A/A Registration Statement relating to the Depositary Shares Each Representing 1/1,000 of a Share of 8%
          Cumulative Preferred Stock, Series J and incorporated herein by reference.

10.23. Agreement and Plan of Reorganization between Registrant and Public Storage Properties XX, Inc. dated as of December 13, 1997. Filed with Public Storage Properties XX, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1997 and incorporated herein by reference.

10.24. Second Amended and Restated Agreement of Limited Partnership of American Office Park Properties, L.P. dated as of February 24, 1998. Filed with Public Storage Properties XI, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1997 and incorporated herein by reference.

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

                                              PUBLIC STORAGE, INC.

         Date: March   30, 1998               By:  /s/  Harvey Lenkin
               ----------------                  ---------------------------
                                                   Harvey Lenkin, President

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

     Signature                                    Title                                      Date
----------------------------------     -----------------------------------             -----------------
  /s/ B. Wayne Hughes                  Chairman of the Board, Chief                     March  30, 1998
----------------------------------     Executive Officer and Director
B.    Wayne Hughes                     (principal executive officer)


  /s/ Harvey Lenkin                    President and Director                           March  30, 1998
----------------------------------
Harvey Lenkin

  /s/ B. Wayne Hughes, Jr.             Vice President and Director                      March  30, 1998
----------------------------------
B.    Wayne Hughes, Jr.

  /s/ John Reyes                       Senior Vice President and                        March  30, 1998
----------------------------------     Chief Financial Officer
John Reyes                             (principal financial officer and principal
                                        accounting officer)


  /s/ Robert J. Abernethy              Director                                         March  30, 1998
----------------------------------
Robert J. Abernethy

  /s/ Dann V. Angeloff                 Director                                         March  30, 1998
----------------------------------
Dann V. Angeloff

  /s/ William C. Baker                 Director                                         March  30, 1998
----------------------------------
William C. Baker


----------------------------------     Director
Thomas J. Barrack, Jr.

  /s/ Uri P. Harkham                   Director                                         March  30, 1998
----------------------------------
Uri P. Harkham

                              PUBLIC STORAGE, INC.
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                                  AND SCHEDULES

                                  (Item 14 (a))


                                                                        Page
                                                                     References
                                                                     ----------


Report of Independent Auditors......................................    F-1

Consolidated balance sheets as of December 31, 1997 and 1996........    F-2

For each of the three years in the period ended December 31, 1997:

Consolidated statements of income...................................    F-3

Consolidated statements of shareholders' equity ....................    F-4

Consolidated statements of cash flows............................... F-5 - F-6

Notes to consolidated financial statements.......................... F-7 - F-25


Schedule:


III - Real estate and accumulated depreciation...................... F-26 - F-50




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

                         REPORT OF INDEPENDENT AUDITORS





                    The Board of Directors and Shareholders
Public Storage, Inc.


We have audited the accompanying consolidated balance sheets of Public Storage, Inc. as of December 31, 1997 and 1996, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1997. Our audits also included the financial statement schedule listed in the Index at Item 14 (a). These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Public Storage, Inc. at December 31, 1997 and 1996, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.




                                                      ERNST & YOUNG  L L P
Los Angeles, California

February 23, 1998, except for Notes 10 and 12, as to which the date is March 17, 1998.

                              PUBLIC STORAGE, INC.
                           CONSOLIDATED BALANCE SHEETS
                           December 31, 1997 and 1996
                    (amounts in thousands, except share data)

                                                                                       December 31,           December 31,
         ASSETS                                                                            1997                   1996
         ------                                                                    ---------------        ---------------
Cash and cash equivalents....................................................       $      41,455          $      26,856
Real estate facilities, at cost:
   Land......................................................................             845,299                596,141
   Buildings.................................................................           2,232,230              1,589,357
                                                                                    ---------------        ---------------
                                                                                        3,077,529              2,185,498
   Accumulated depreciation..................................................            (378,248)              (297,655)
                                                                                    ---------------        ---------------
                                                                                        2,699,281              1,887,843
   Construction in process...................................................              42,635                 35,815
                                                                                    ---------------        ---------------
                                                                                        2,741,916              1,923,658

Investment in real estate entities...........................................             225,873                350,190
Intangible assets, net.......................................................             212,944                222,253
Mortgage notes receivable from affiliates....................................              21,807                 25,016
Other assets.................................................................              67,650                 24,179
                                                                                    ---------------        ---------------
              Total assets...................................................         $ 3,311,645            $ 2,572,152
                                                                                    ===============        ===============
         LIABILITIES AND SHAREHOLDERS' EQUITY
         ------------------------------------
Revolving line of credit.....................................................       $       7,000          $           -
Notes payable................................................................              96,558                108,443
Accrued and other liabilities................................................              70,648                 41,467
                                                                                    ---------------        ---------------
         Total liabilities...................................................             174,206                149,910
Minority interest............................................................             288,479                116,805
Commitments and contingencies
Shareholders' equity:
   Preferred Stock, $0.01 par value, 50,000,000 shares authorized, 13,261,984 shares issued and outstanding (13,421,580 issued and outstanding at
     December 31, 1996), at liquidation preference:
         Cumulative Preferred Stock, issued in series........................             868,900                718,900
         Convertible Preferred Stock.........................................              53,308                114,929
   Common stock, $0.10 par value, 200,000,000 shares authorized, 105,102,145
     shares issued and outstanding (88,362,026 at December 31, 1996).........              10,511                  8,837

   Class B Common Stock, $0.10 par value, 7,000,000 shares authorized and
     issued..................................................................                 700                    700
   Paid-in capital...........................................................           1,903,782              1,454,387
   Cumulative net income.....................................................             575,069                396,420
   Cumulative distributions paid.............................................            (563,310)              (388,736)
                                                                                    ---------------        ---------------
         Total shareholders' equity..........................................           2,848,960              2,305,437
                                                                                    ---------------        ---------------
              Total liabilities and shareholders' equity.....................         $ 3,311,645            $ 2,572,152
                                                                                    ===============        ===============

                             See accompanying notes.

                              PUBLIC STORAGE, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
        For each of the three years in the period ended December 31, 1997
                  (amounts in thousands, except per share data)


                                                                            1997                1996                1995
                                                                        -------------      -------------       -------------
REVENUES:
   Rental income:
      Self-storage facilities...................................         $385,540            $270,429            $184,100
      Commercial properties.....................................           40,575              23,576              18,034
      Portable self-storage.....................................            7,893                 421                   -
   Equity in earnings of real estate entities...................           17,569              22,121               3,763
   Facility management fee......................................           10,141              14,428               2,144
   Interest and other income....................................            9,126               7,976               4,509
                                                                        -------------      -------------       -------------
                                                                          470,844             338,951             212,550
                                                                        -------------      -------------       -------------

EXPENSES:
  Cost of operations:
      Self-storage facilities...................................          117,963              82,494              63,396
      Commercial properties.....................................           16,665              10,750               8,851
      Portable self-storage.....................................           39,558               1,247                   -
  Cost of facility management...................................            1,793               2,575                 352
  Depreciation and amortization ................................           91,356              64,967              40,760
  General and administrative....................................            6,384               5,524               3,982
  Interest expense..............................................            6,792               8,482               8,508
  Environmental cost............................................                -                   -               2,741
  Advisory fee .................................................                -                   -               6,437
                                                                        -------------      -------------       -------------
                                                                          280,511             176,039             135,027
                                                                        -------------      -------------       -------------
Income before minority interest.................................          190,333             162,912              77,523

Minority interest in income.....................................          (11,684)             (9,363)             (7,137)
                                                                        -------------      -------------       -------------

Net income......................................................         $178,649            $153,549             $70,386
                                                                        =============      =============       =============

Net income allocation:
   Allocable to preferred shareholders..........................        $  88,393           $  68,599             $31,124
   Allocable to common shareholders.............................           90,256              84,950              39,262
                                                                        -------------      -------------       -------------
                                                                         $178,649            $153,549             $70,386
                                                                        =============      =============       =============


PER COMMON SHARE:

Basic net income per share......................................       $      0.92        $       1.10         $      0.96
                                                                        =============      =============       =============
Diluted net income per share....................................       $      0.91        $       1.10         $      0.95
                                                                        =============      =============       =============

Basic weighted average common shares outstanding................           98,446              77,117              41,039
                                                                        =============      =============       =============
Diluted weighted average common shares outstanding..............           98,961              77,358              41,171
                                                                        =============      =============       =============

                             See accompanying notes.

                              PUBLIC STORAGE, INC.
                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
       For each of the three years in the period ended December 31, 1997
           (Amounts in thousands, except share and per share amounts)

                                                                                                       Class B
                                                              Preferred Stock           Common         Common        Paid-in
                                                         Cumulative    Convertible       Stock          Stock        Capital
                                                       -------------  -------------   -------------  -------------  -------------
Balances at December 31, 1994.......................      $165,275       $57,500         $2,883      $       -       $372,361
   Issuance of Preferred Stock, net of issuance costs:
     Series E, F, and G (4,501,900 shares)..........       284,875             -              -              -         (9,718)
     Convertible Participating (31,200 shares)......                      28,470
   Issuance of Common Stock (42,687,092 shares).....             -             -          4,269              -        664,645
   Issuance of Class B Common Stock (7,000,000 shares)           -             -              -            700         72,800
   Net income.......................................             -             -              -              -              -
   Cash distributions:
     Preferred Stock................................             -             -              -              -              -
     Common Stock, $0.88 per share..................             -             -              -              -              -
                                                       -------------  -------------   -------------  -------------  -------------
Balances at December 31, 1995.......................       450,150        85,970          7,152            700      1,100,088
   Issuance of Preferred Stock, net of issuance costs:
     Series H and I (10,750 shares).................       268,750             -              -              -         (8,972)
     Convertible, Series CC (58,955 shares).........             -        58,955              -              -              -
    Issuance of Common Stock (15,134,241 shares)....             -             -          1,514              -        333,956
   Conversion of Convertible Participating Preferred
     Stock into Common Stock (1,611,265 shares).....             -       (28,470)           161              -         27,799
   Conversion of 8.25% Convertible Preferred Stock
     into Common Stock (102,721 shares).............             -        (1,526)            10              -          1,516
   Net income.......................................             -             -              -              -              -
   Cash distributions:
     Preferred Stock................................             -             -              -              -              -
     Common Stock, $0.88 per share..................             -             -              -              -              -
                                                       -------------  -------------   -------------  -------------  -------------
Balances at December 31, 1996.......................       718,900       114,929          8,837            700      1,454,387
   Issuance of Preferred Stock, net of issuance costs:
     Series J (6,000 shares)........................       150,000             -              -              -         (5,075)
   Issuance of Common Stock (14,376,218 shares).....             -             -          1,438              -        393,085
   Conversion of Series CC Convertible Preferred
     Stock into Common Stock (2,184,250 shares).....             -       (58,955)           218              -         58,737
   Conversion of 8.25% Convertible Preferred Stock
     into Common Stock (179,651 shares).............             -        (2,666)            18              -          2,648
   Net income.......................................             -             -              -              -              -
   Cash distributions:
     Preferred Stock................................             -             -              -              -              -
     Common Stock, $0.88 per share..................             -             -              -              -              -
                                                       -------------  -------------   -------------  -------------  -------------
Balances at December 31, 1997.......................      $868,900       $53,308        $10,511           $700     $1,903,782
                                                       =============  =============   =============  =============  =============


                              PUBLIC STORAGE, INC.
                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
       For each of the three years in the period ended December 31, 1997
           (Amounts in thousands, except share and per share amounts)

                                                                                            Total
                                                         Cumulative      Cumulative     Shareholders'
                                                         Net Income     Distributions       Equity
                                                         -------------  -------------   -------------
Balances at December 31, 1994.......................      $172,485        $(182,718)       $587,786
   Issuance of Preferred Stock, net of issuance costs:
     Series E, F, and G (4,501,900 shares)..........             -                -         275,157
     Convertible Participating (31,200 shares)......             -                -          28,470
   Issuance of Common Stock (42,687,092 shares).....             -                -         668,914
   Issuance of Class B Common Stock (7,000,000 shares)           -                -          73,500
   Net income.......................................        70,386                -          70,386
   Cash distributions:
     Preferred Stock................................             -          (31,124)        (31,124)
     Common Stock, $0.88 per share..................             -          (38,586)        (38,586)
                                                         -------------  -------------   -------------
Balances at December 31, 1995.......................       242,871         (252,428)      1,634,503
   Issuance of Preferred Stock, net of issuance costs:
     Series H and I (10,750 shares).................             -                -         259,778
     Convertible, Series CC (58,955 shares).........             -                -          58,955
    Issuance of Common Stock (15,134,241 shares)....             -                -         335,470
   Conversion of Convertible Participating Preferred
     Stock into Common Stock (1,611,265 shares).....             -                -            (510)
   Conversion of 8.25% Convertible Preferred Stock
     into Common Stock (102,721 shares).............             -                -               -
   Net income.......................................       153,549                -         153,549
   Cash distributions:
     Preferred Stock................................             -          (68,599)        (68,599)
     Common Stock, $0.88 per share..................             -          (67,709)        (67,709)
                                                         -------------  -------------   -------------
Balances at December 31, 1996.......................       396,420         (388,736)      2,305,437
   Issuance of Preferred Stock, net of issuance costs:
     Series J (6,000 shares)........................             -                -         144,925
   Issuance of Common Stock (14,376,218 shares).....             -                -         394,523
   Conversion of Series CC Convertible Preferred
     Stock into Common Stock (2,184,250 shares).....             -                -               -
   Conversion of 8.25% Convertible Preferred Stock
     into Common Stock (179,651 shares).............             -                -               -
   Net income.......................................       178,649                -         178,649
   Cash distributions:
     Preferred Stock................................             -          (88,393)        (88,393)
     Common Stock, $0.88 per share..................             -          (86,181)        (86,181)
                                                         -------------  -------------   -------------
Balances at December 31, 1997.......................      $575,069        $(563,310)     $2,848,960
                                                         =============  =============   =============

                             See accompanying notes.
                                       F-4

                             PUBLIC STORAGE, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
        For each of the three years in the period ended December 31, 1997
                             (amounts in thousands)


                                                                                     1997            1996            1995
                                                                                ------------     ------------    ------------
Cash flows from operating activities:
   Net income...............................................................      $178,649        $153,549        $ 70,386
   Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation and amortization..........................................        91,356          64,967          40,760
     Depreciation included in equity in earnings of real estate entities....        11,474          17,450           2,045
     Environmental accrual (including $510 from equity in earnings of real
       estate entities).....................................................             -               -           3,251
     Minority interest in income............................................        11,684           9,363           7,137
                                                                                ------------     ------------    ------------

       Total adjustments....................................................       114,514          91,780          53,193
                                                                                ------------     ------------    ------------

       Net cash provided by operating activities............................       293,163         245,329         123,579
                                                                                ------------     ------------    ------------

Cash flows from investing activities:
     Principal payments received on mortgage notes receivable...............           409           1,784           2,063
     Acquisition of minority interests in consolidated real estate
       partnerships.........................................................       (21,559)        (15,419)        (32,683)
     Acquisition of mortgage notes receivable...............................             -          (3,709)        (12,355)
     Acquisition of real estate facilities..................................       (65,225)       (198,404)       (103,061)
     Acquisition cost of business combinations..............................      (164,808)       (113,522)        (57,374)
     Acquisition of interests in real estate entities.......................       (46,151)        (83,893)        (20,657)
     Investment in portable self- storage business .........................       (29,997)              -               -
     Construction in process................................................       (45,865)        (46,097)        (13,244)
     Capital improvements to real estate facilities.........................       (35,117)        (20,366)        (11,361)
                                                                                ------------     ------------    ------------

       Net cash used in investing activities................................      (408,313)       (479,626)       (248,672)
                                                                                ------------     ------------    ------------

Cash flows from financing activities:
     Net borrowings (paydowns) on revolving line of credit..................         7,000               -         (37,607)
     Net proceeds from the issuances of preferred stock.....................       144,925         259,778         275,157
     Net proceeds from the issuances of common stock........................       182,523         130,538          80,526
     Principal payments on mortgage notes payable...........................       (11,885)        (51,310)        (39,212)
     Distributions paid to shareholders.....................................      (174,574)       (136,308)        (69,072)
     Distributions from operations to minority interests in consolidated
       real estate partnerships.............................................       (20,929)        (20,853)        (18,380)
     Net reinvestment by minority interests in consolidated real estate
       partnerships.........................................................         3,527           3,976          (1,739)
     Other..................................................................          (838)         (5,104)         (4,295)
                                                                                ------------     ------------    ------------

       Net cash provided by financing activities............................       129,749         180,717         185,378
                                                                                ------------     ------------    ------------

Net increase (decrease) in cash and cash equivalents........................        14,599         (53,580)         60,285

Cash and cash equivalents at the beginning of the year......................        26,856          80,436          20,151
                                                                                ------------     ------------    ------------

Cash and cash equivalents at the end of the year............................       $41,455        $ 26,856        $ 80,436
                                                                                ============     ============    ============

                             See accompanying notes.

                             PUBLIC STORAGE, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
        For each of the three years in the period ended December 31, 1997
                             (amounts in thousands)
                                  (Continued)


                                                                                     1997            1996            1995
                                                                                ------------     ------------    ------------
 Supplemental schedule of non cash investing and financing activities:
   INVESTING ACTIVITIES:
   Acquisition of real estate facilities in exchange for minority interests, common stock, the assumption of mortgage notes payable, the cancellation of mortgage notes receivable and the reduction of
     investment in real estate entities.....................................     $(119,279)        $(4,292)       $(87,941)
   Business combinations (Note 3):
       Real estate facilities...............................................      (657,347)       (531,794)       (230,519)
       Investment in real estate entities...................................       189,400         124,696        (385,222)
       Mortgage notes receivable............................................             -               -          (6,667)
       Other assets.........................................................        (4,119)         (5,849)         (8,862)
       Intangible assets....................................................             -               -        (232,726)
       Accrued and other liabilities........................................        21,190          15,399          17,134
       Notes payable........................................................             -               -          96,728
       Minority interest....................................................        74,068          20,139          17,034

   Reduction of investment in real estate entities in exchange for real
     estate facilities.....................................................              -           1,891               -
   Investment in real estate entities.......................................        30,406               -               -
   Acquisition of partnership interests in real estate entities in exchange
     for common stock.......................................................             -               -          (4,034)

   FINANCING ACTIVITIES:
   Cancellation of mortgage notes receivable to acquire real estate                      -             700          16,435
     facilities.............................................................
   Assumption of mortgage notes payable upon the acquisition of real estate
     facilities.............................................................             -           1,701          60,908
   Reduction in construction in process - contribution to joint venture.....       (30,406)              -               -
   Minority interest issued in exchange for real estate facilities .........       119,279               -               -
   Accrued and unpaid distributions ........................................             -               -             638
   Issuance of Preferred Stock:
       Mandatory Convertible Preferred Stock, Series CC to acquire interest
         in consolidated real estate partnerships...........................             -          58,955               -
       Mandatory Convertible Participating Preferred Stock to acquire
         interest in consolidated real estate partnerships..................             -               -          28,470
   Issuance of Common Stock:
       In connection with mergers...........................................       212,000         204,932         573,756
       Acquire real estate facilities.......................................             -               -          10,598
       Acquire partnership interests in real estate entities................             -               -           4,034
       In connection with conversion of Convertible Preferred Stock.........        61,621          29,486               -
   Issuance of Class B Common Stock in connection with mergers..............             -               -          73,500
   Conversion of 8.25% Convertible Preferred Stock..........................        (2,666)         (1,526)              -
   Conversion of Mandatory Convertible Preferred Stock......................       (58,955)        (28,470)              -

                             See accompanying notes.

                              PUBLIC STORAGE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 1997

1.   Description of the business
     ----------------------------
          Public Storage, Inc. (the "Company") is a California corporation which was organized in 1980. The Company is a fully integrated, self-administered and self-managed real estate investment trust ("REIT") that acquires, develops, owns and operates self-storage facilities which offer self-storage spaces for lease, usually on a month-to-month basis, for personal and business use. The Company, through a majority owned subsidiary, also owns and operates commercial properties containing commercial and industrial rental space.

          Prior to November 16, 1995, the Company's operations were managed, pursuant to contractual arrangements, by Public Storage Advisers, Inc. (the "Adviser"), the Company's investment advisor, by Public Storage Management, Inc. ("PSMI"), its self-storage facilities property operator and by Public Storage Commercial Properties Group, Inc., its commercial property operator. On November 16, 1995, in a series of mergers among PSMI and its affiliates, culminating in the merger of PSMI into the Company (the "PSMI Merger"), the Company became self-administered and self-managed and acquired substantially all of the United States real estate operations of PSMI.

          In 1996 and 1997, the Company organized Public Storage Pickup and Delivery, Inc. as a separate corporation and a related partnership (the corporation and partnership are collectively referred to as "PSPUD") to operate a portable self-storage business that rents storage containers to customers for storage in central warehouses. At December 31, 1997, PSPUD operated 49 facilities in 16 states.

          On January 2, 1997, the Company reorganized its commercial property operations into a separate private REIT (the "Private REIT"). The Private REIT contributed its assets to a newly created operating partnership (the "Operating Partnership") in exchange for a general partnership interest and limited partnership interests. The Company and certain partnerships in which the Company has a controlling interest contributed substantially all of their commercial properties to the Operating Partnership in exchange for limited partnership interests or to the Private REIT in exchange for common stock. At December 31, 1997, the Private REIT and the Operating Partnership owned 49 properties located in 10 states. The Operating Partnership also managed the commercial properties owned by the Company and affiliated entities. As of December 31, 1997, the Company owned approximately 53% of the Private REIT which owned approximately 19% of the Operating Partnership. The balance of the Operating Partnership is primarily owned by the Company and partnerships controlled by the Company. On March 17, 1998, the Private REIT merged into Public Storage Properties XI, Inc., an affiliated publicly traded REIT and the name of the surviving corporation was changed to PS Business Parks, Inc. ("PSBP").

          The Company invests in real estate facilities primarily through the acquisition of wholly-owned facilities combined with the acquisition of equity interests in real estate entities owning real estate facilities. At December 31, 1997, the Company had direct and indirect equity interests in 1,136 properties located in 38 states, including 1,073 self-storage facilities and 63 commercial properties. All of these facilities are operated by the Company under the "Public Storage" name.

2.   Summary of significant accounting policies
     ------------------------------------------
          Basis of presentation
          ---------------------
          The consolidated financial statements include the accounts of the Company, PSPUD, the Private REIT, the Operating Partnership, and thirty-three controlled limited partnerships (the "Consolidated Entities"). Collectively, the Company, the Operating Partnership and the Consolidated Entities own a total of 955 real estate facilities, consisting of 894 self-storage facilities and 61 commercial properties.

          At December 31, 1997, the Company also has equity investments in 29 other affiliated limited partnerships and two REITs owning in aggregate 181 real estate facilities (179 self-storage facilities and 2 commercial

                              PUBLIC STORAGE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 1997


     properties) which are managed by the Company. The Company's ownership interest in such real estate entities is less than 50% of the total equity interest and the Company's investments in these entities are accounted for using the equity method.

          Use of estimates
          ----------------
          The preparation of the consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

          Income taxes
          ------------
          For all taxable years subsequent to 1980, the Company qualified and intends to continue to qualify as a REIT, as defined in Section 856 of the Internal Revenue Code. As a REIT, the Company is not taxed on that portion of its taxable income which is distributed to its shareholders provided that the Company meets certain tests. The Company believes it has met these tests during 1997, 1996 and 1995; accordingly, no provision for income taxes has been made in the accompanying financial statements.

          Financial instruments
          ---------------------
          For  purposes  of  financial  statement   presentation,   the  Company
     considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

          The carrying amount of cash and cash equivalents and mortgage notes receivable approximates fair value because with respect to cash and cash equivalents maturities are less than three months and with respect to the mortgage notes receivable applicable interest rates approximate market rates for these loans. The carrying amount of the Company's fixed rate long-term debt is estimated using discounted cash flow analyses based on incremental borrowing rates the Company believes it could obtain with similar terms and maturities.

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

          Intangible assets
          -----------------
          Intangible assets consist of property management contracts ($165,000,000) and the cost over the fair value of net tangible and identifiable intangible assets ($67,726,000) acquired in the PSMI Merger. Intangible assets are amortized straight-line over 25 years. At December 31, 1997 and 1996, intangible assets are net of accumulated amortization of $19,782,000 and $10,473,000, respectively. Included in depreciation and amortization expense is $9,309,000 in 1997, $9,309,000 in 1996 and
     $1,164,000 in 1995 (for the period from November 16, 1995 through December 31, 1995) related to the amortization of intangible assets.

                              PUBLIC STORAGE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 1997

          Revenue and expense recognition
          -------------------------------
          Property rents are recognized as earned. Equity in earnings of real estate entities are recognized based on the Company's ownership interest in the earnings of each of the unconsolidated real estate entities. Advertising costs are expensed as incurred.

          Environmental costs
          -------------------
          The Company's policy is to accrue environmental assessments and/or remediation cost when it is probable that such efforts will be required and the related costs can be reasonably estimated. The majority of the Company's real estate facilities were acquired prior to the time that it was customary to conduct environmental assessments. During 1995, the Company and the Consolidated Entities conducted independent environmental investigations of their real estate facilities. As a result of these investigations, the Company recorded an amount which, in management's best estimate and based upon independent analysis, was sufficient to satisfy anticipated costs of known remediation requirements. At December 31, 1995, the Company accrued $2,741,000 for estimated environmental remediation costs. Similar to the Company, real estate entities in which the Company accounts for using the equity method recorded environmental accruals at the end of 1995. The Company's pro rata share, based on its ownership interest, totaled $510,000 and is included in "Equity in earnings of real estate entities" in 1995. Although there can be no assurance, the Company is not aware of any environmental contamination of any of its facilities which individually or in the aggregate would be material to the Company's overall business, financial condition, or results of operations.

          Net income per common share
          ---------------------------
          In 1997, the Financial Accounting Standards Board issued Statement No. 128, Earning per Share. Statement 128 replaced the calculation of primary and fully diluted net income per share with basic and diluted net income per share. Unlike primary net income per share, basic net income per share excludes any dilutive effects of options, warrants and convertible securities. Diluted net income per share is very similar to the previously reported fully diluted net income per share. All net income per share amounts for all periods have been presented and where appropriate, restated to conform to Statement 128 requirements.

          Diluted net income per common share is computed using the weighted average common shares outstanding (adjusted for stock options). The Class B Common Stock is not included in the determination of net income per common share because all contingencies required for the conversion to common stock have not been satisfied as of December 31, 1997. In addition, the inclusion of the Company's convertible preferred stock in the determination of net income per common share has been determined to be anti-dilutive.

          In computing earnings per common share, preferred stock dividends totaling $88,393,000, $68,599,000 and $31,124,000 for the years ended
     December 31, 1997, 1996 and 1995, respectively, reduced income available to common stockholders.

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

                              PUBLIC STORAGE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 1997

          Reclassifications
          -----------------
          Certain reclassification have been made to the consolidated financial statements for the years ended December 31, 1996 and 1995 in order to conform with the 1997 presentation.

3.   Business combinations
     ---------------------

          Mergers with affiliated REITs
          -----------------------------
          During 1997, the Company completed merger transactions with six affiliated public REITs whereby the Company acquired all the outstanding stock of the REITs which it did not previously own in exchange for cash and common stock of the Company. The aggregate acquisition cost of these mergers is summarized as follows:


                                                                              Merger consideration
                                                                 --------------------------------------------
                                                                  Common                 Pre-existing
Entity                                    Date of merger          Stock        Cash      investment    Total
-------------------------------------     ------------------   ----------- ----------   -----------  ---------
                                                                           (Amounts in thousands)
Public Storage Properties XIV, Inc.       April 11, 1997       $  34,450    $  9,145     $ 19,977    $ 63,572
Public Storage Properties XV, Inc.        April 11, 1997          29,764       8,883       18,137      56,784
Public Storage Properties XVI, Inc.       June 24, 1997           41,060      10,804       22,225      74,089
Public Storage Properties XVII, Inc.      June 24, 1997           34,590      15,793       25,862      76,245
Public Storage Properties XVIII, Inc.     June 24, 1997           39,727      17,570       19,841      77,138
Public Storage Properties XIX, Inc.       June 24, 1997           32,409       6,667       18,003      57,079
                                                               ----------- ----------   -----------  ---------
                                                                $212,000     $68,862     $124,045    $404,907
                                                               =========== ==========   ===========  =========

          During 1996, the Company completed merger transactions with eight affiliated public REITs whereby the Company acquired all the outstanding stock of the REITs for an aggregate cost of $356,835,000, consisting of the issuance of 8,839,181 shares of the Company's common stock ($204,932,000), $79,461,000 reduction of the Company's pre-existing investment and $72,442,000 in cash.

          Affiliated Partnership acquisitions:
          ------------------------------------
          During 1997, the Company increased its ownership interest in twelve affiliated limited partnerships in which the Company is the general partner. Prior to the acquisitions, the Company accounted for its investment in each of the twelve partnerships using the equity method. As a result of increasing its ownership interest and obtaining control of the partnerships, the Company began to consolidate the accounts of the partnerships in the Company's consolidated financial statements. These transactions are summarized as follows:

                                           Economic
                                        Interest after     Date                 Pre-existing
Entity                                   Acquisition    Purchased      Cash      investment        Total
------------------------------       ------------------ ----------- -----------  -----------    ---------
                                                                    (Amounts in thousands)
PS Institutional Fund II                     75%         Sept. 1997     $52,124    $ 44,262     $ 96,386
PS Miniwarehouses Funds I-IX                 95%         Oct. 1997       28,244       4,582       32,826
PS Co-Investment Partnership                 52%         Nov. 1997       15,578      16,511       32,089
                                                                    -----------  -----------    ---------
                                                                        $95,946     $65,355     $161,301
                                                                    ===========  ===========    =========


          During 1996, the Company increased its ownership interest and obtained control of three limited partnerships. As a result, commencing in 1996, the Company began to consolidate the accounts of these partnerships for financial statement purposes. The aggregate amount of the interests acquired totaled $145,270,000 consisting of the issuance of $58,955,000 of Series CC Convertible Preferred Stock, $45,235,000 reduction of the Company's pre-existing investment and cash of $41,080,000.

                              PUBLIC STORAGE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 1997


          Each of the above mergers with affiliated REIT's and acquisitions of partnership interests discussed above has been accounted for as a purchase; accordingly, allocations of the total acquisition cost to the net assets acquired were made based on the fair value of such assets and liabilities as of the dates of each respective transaction. The fair market values of the assets acquired and liabilities assumed with respect to the transactions occurring in 1997 and 1996 are summarized as follows:

                                                 REIT         Partnership
                                                mergers      Acquisitions       Total
                                             ------------   --------------    -----------
                                                       (Amounts in thousands)
1997 BUSINESS COMBINATIONS:
---------------------------
    Real estate facilities...............    $  413,597        $ 243,750      $ 657,347
    Other assets.........................         2,424            1,695          4,119
    Accrued and other liabilities........       (11,114)         (10,076)       (21,190)
    Minority interest....................             -          (74,068)       (74,068)
                                             ------------   --------------    -----------
                                              $ 404,907        $ 161,301      $ 566,208
                                             ============   ==============    ===========

1996 BUSINESS COMBINATIONS:
---------------------------
    Real estate facilities...............      $364,984         $166,810       $531,794
    Other assets.........................         5,032              817          5,849
    Accrued and other liabilities........       (13,181)          (2,218)       (15,399)
    Minority interest....................             -          (20,139)       (20,139)
                                             ------------   --------------    -----------
                                               $356,835         $145,270       $502,105
                                             ============   ==============    ===========


          The historical operating results of the above acquisitions prior to each respective acquisition date have not been included in the Company's historical operating results. Pro forma data (unaudited) for the years ended December 31, 1997 and 1996 as though the business combinations above had been effective at the beginning of fiscal 1996 are as follows:

                                                                    For the Year
                                                                 Ended December 31,
                                                      ------------------------------------
                                                               1997               1996
                                                      -----------------    ---------------
                                                      (in thousands except per share data)

          Revenues....................................      $515,286            $453,940
          Net income..................................      $181,678            $173,542

          Net income per common share (Basic).........         $0.92               $1.13
          Net income per common share (Diluted).......         $0.91               $1.13

          The pro forma data does not purport to be indicative either of results of operations that would have occurred had the transactions occurred at the beginning of fiscal 1996 or future results of operations of the Company. Certain pro forma adjustments were made to the combined historical amounts to reflect (i) expected reductions in general and administrative expenses,
     (ii) estimated increased interest expense from bank borrowings to finance the cash portion of the acquisition cost and (iii) estimated increase in depreciation and amortization expense.

                              PUBLIC STORAGE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 1997


4.   Real Estate Facilities
     ----------------------
          Activity in real estate facilities during 1997, 1996 and 1995 is as follows:

                                                           1997                   1996                1995
                                                       ----------            ----------             ---------
                                                                     (Amounts in thousands)
Operating facilities, at cost:
   Beginning balance..........................         $2,185,498            $1,405,155              $967,718
   Property acquisitions
     Business combinations (Note 3) ..........            657,347               531,794               230,519
     Other  acquisitions......................            184,504               202,696               191,002
  Developed facilities........................              8,639                18,261                 5,265
   Acquisition of minority interest (Note 8)..              8,904                 7,226                  (223)
  Capital improvements........................             35,117                20,366                11,361
  Property dispositions.......................             (2,480)                    -                  (487)
                                                       ----------            ----------            ----------
   Ending balance.............................          3,077,529             2,185,498             1,405,155
                                                       ----------            ----------            ----------


Accumulated depreciation:
  Beginning balance..............................        (297,655)             (241,966)             (202,745)
  Additions during the year......................         (82,047)              (55,689)              (39,376)
  Property dispositions .........................           1,454                     -                   155
                                                       ----------            ----------            ----------
   Ending balance................................        (378,248)             (297,655)             (241,966)
                                                       ----------            ----------            ----------

Construction in progress:
  Beginning balance..............................          35,815                 7,979                     -
  Current development cost.......................          45,865                46,097                13,244
  Property contribution to real estate entities..         (30,406)                    -                     -
  Newly opened development facilities............          (8,639)              (18,261)               (5,265)
                                                       ----------            ----------            ----------
   Ending balance................................          42,635                35,815                 7,979
                                                       ----------            ----------            ----------

Total real estate facilities.....................      $2,741,916            $1,923,658            $1,171,168
                                                       ==========            ==========            ==========

          During 1997, the Company acquired a total of 176 real estate facilities for an aggregate cost of $657,347,000 in connection with certain business combinations (Note 3). The Company also acquired an additional 14 real estate facilities from third parties with an aggregate acquisition cost of $184,504,000 consisting of the issuance of minority interests ($119,279,000) and cash ($65,225,000).

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

          During 1995, the Company acquired a total of 95 real estate facilities for an aggregate cost of $230,519,000 in connection with certain business combinations. During 1995, the Company also acquired an additional 57 real estate facilities for an aggregate cost of $191,002,000 consisting of the cancellation of mortgage notes receivable ($16,435,000), the assumption of mortgage notes payable ($60,908,000), issuance of common stock ($10,598,000) and cash ($103,061,000).

                              PUBLIC STORAGE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 1997

          Commencing  in  1995,  the  Company  began to  construct  self-storage facilities and in 1997 PSPUD commenced construction of portable self-storage facilities. Through December 31, 1997, the Company constructed and opened for operation seven self-storage facilities, one of which began operations in August 1995, four in 1996 and two in 1997. Included in construction in progress at December 31, 1997 are costs related to the construction of four self-storage facilities and ten portable self-storage facilities and an additional 17 self-storage facilities and 5 portable self-storage facilities planned for development.

          A substantial number of the real estate facilities acquired during 1997, 1996 and 1995 were acquired from affiliates in connection with business combinations with an aggregate acquisition cost of approximately $657,347,000, $531,794,000 and $230,519,000 respectively.

          In April 1997, the Company and a state pension fund created a joint venture partnership for the purpose of developing up to $220 million of self-storage facilities. The Company owns 30% of the partnership interest and the state pension fund owns the remaining 70% interest. In connection with the formation of the joint venture partnership, the Company contributed 8 self-storage facilities ($30,406,000), which were under construction, to the joint venture partnership in exchange for its partnership interest. The Company's investment in the joint venture partnership is accounted for using the equity method (See Note 5).

          At December 31, 1997, the adjusted basis of real estate facilities for Federal income tax purposes was approximately $2.3 billion which is net of accumulated depreciation of $733 million.

 5.  Investments in real estate entities
     -----------------------------------
          During 1997 and 1996, the Company's investment in real estate entities decreased principally as a result of business combinations whereby the Company eliminated approximately $189.4 million and $124.7 million of pre-existing equity in real estate entity investments, respectively. Offsetting these decreases are additional investments in numerous other unconsolidated affiliates for $46.2 million and $83.9 million in 1997 and 1996, respectively, in cash.

          During 1995, the Company (i) acquired limited and general partnership interests in 47 partnerships and common stock in 16 REITs in connection with the PSMI Merger at an aggregate cost of $389,686,000, (ii) acquired additional interests in some of the same partnerships and REITs for an aggregate cost of $23,953,000, consisting of common stock ($4,034,000) and cash ($19,919,000), and (iii) reclassified investments in partnerships which commencing in 1995 are consolidated with the Company ($4,464,000).

          At December 31, 1997, the Company's investments in real estate entities consist generally of ownership interests in 29 affiliated partnerships and common stock in 2 affiliated REITs. Such interests consists of ownership interests of less than 50% and are accounted for using the equity method of accounting. Accordingly, earnings are recognized by the Company based upon the Company's ownership interest in each of the partnerships and REITs. Provisions of the governing documents of the partnerships and REITs provide for the payment of preferred cash distributions to other investors (until certain specified amounts have been paid) without regard to the pro rata interest of investors in current earnings.

          During 1997, 1996 and 1995, the Company recognized earnings from its investments of $17,569,000, $22,121,000 and $3,763,000, respectively, and received cash distributions totaling $15,673,000, $27,326,000 and $5,580,000, respectively. Included in equity in earnings of real estate entities for 1997, 1996 and 1995 is the Company's share of depreciation

                              PUBLIC STORAGE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 1997

     expense  ($11,474,000,   $17,450,000  and  $2,045,000,   respectively)  and
     environmental costs ($510,000 in 1995) of the real estate entities.

          Summarized combined financial data (based on historical cost) with respect to those real estate entities in which the Company had an ownership interest at December 31, 1997 are as follows:

                                                          ----------------------
                                                             1997          1996
                                                          ----------  ----------
                                                               (in thousands)
Year ended December 31,
   Rental income......................................... $  94,652    $  86,581
   Total revenues........................................ $  96,650    $  87,945
   Cost of operations.................................... $  33,077    $  30,306
   Depreciation.......................................... $  12,805    $  11,648
   Net income............................................ $  40,775    $  35,660

At December 31,
   Total assets, net of accumulated depreciation......... $ 467,002    $ 363,490
   Total debt............................................ $  77,513    $  80,549
   Total equity.......................................... $ 370,546    $ 271,623

          As indicated above, in April 1997, the Company and a state pension fund formed a joint venture partnership for the purpose of developing up to $220 million of self-storage facilities. As of December 31, 1997, the joint venture had completed construction on seven self-storage facilities with a total cost of approximately $40.8 million, and had 17 facilities under construction with an aggregate cost incurred to date of approximately $48.9 million and total additional estimated cost to complete of $29.3 million. The venture is funded solely with equity capital consisting of 30% from the Company and 70% from the state pension fund.


 6.  Revolving line of credit
     ------------------------
          As of December 31, 1997, the Company had borrowings of $7 million (none at March 27, 1998) on its unsecured credit agreement with a group of commercial banks. The credit agreement (the "Credit Facility") has a borrowing limit of $150 million and an expiration date of July 31, 2001. The expiration date may be extended by one year on each anniversary of the credit agreement. Interest on outstanding borrowings is payable monthly. At the option of the Company, the rate of interest charged is equal to (i) the prime rate or (ii) a rate ranging from the London Interbank Offered Rate ("LIBOR") plus 0.40% to LIBOR plus 1.10% depending on the Company's credit ratings and coverage ratios, as defined. In addition, the Company is required to pay a quarterly commitment fee of 0.250% (per annum) of the unused portion of the Credit Facility. The Credit Facility allows the Company, at its option, to request the group of banks to propose the interest rate they would charge on specific borrowings not to exceed $50 million; however, in no case may the interest rate proposal be greater than the amount provided by the Credit Facility.

          Under covenants of the Credit Facility, the Company is required to (i) maintain a balance sheet leverage ratio of less than 0.40 to 1.00, (ii) maintain net income of not less than $1.00 for each fiscal quarter, (iii) maintain certain cash flow and interest coverage ratios (as defined) of not less than 1.0 to 1.0 and 5.0 to 1.0, respectively and (iv) maintain a minimum total shareholders' equity (as defined). In addition, the Company is limited in its ability to incur additional borrowings (the Company is required to maintain unencumbered assets with an aggregate book value equal to or greater than three times the Company's unsecured recourse debt) or sell assets. The Company was in compliance with the covenants of the Credit Facility at December 31, 1997.

                              PUBLIC STORAGE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 1997

7.   Notes payable
     -------------
          Notes payable at December 31, 1997 and 1996 consist of the following:



                                                                          1997                          1996
                                                                 -------------------------    -------------------------
                                                                 Carrying                     Carrying
                                                                  amount      Fair value       amount        Fair value
                                                                 ----------  -------------    ----------  -------------
                                                                                 (Amounts in thousands)
7.08% unsecured senior notes, due November 2003......             $53,250     $  53,250        $59,750         $59,750

Mortgage notes payable:
     10.55% mortgage notes secured by real estate
         facilities, principal and interest payable
         monthly, due August 2004....................              30,355        34,571         32,115          34,964

     7.07% to  11.00%  mortgage  notes  secured  by real  estate facilities, principal and interest payable monthly, due
         at varying dates between
         July 1998 and September 2028................              12,953        12,953         16,578          16,578
                                                                 ----------  -------------    ----------  -------------
                                                                  $96,558      $100,774       $108,443        $111,292
                                                                 ==========  =============    ==========  =============

          During 1995, in connection with the PSMI Merger, the Company assumed the 7.08% unsecured senior notes payable. The senior notes require interest and principal payments to be paid semi-annually and have various restrictive covenants, all of which have been met at December 31, 1997.

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

          Mortgage notes payable are secured by 26 of the Company's real estate facilities having an aggregate net book value of $60.5 million at December 31, 1997.

                              PUBLIC STORAGE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 1997

          At December 31, 1997, approximate principal maturities of notes payable are as follows:

                                                           Fixed Rate
                                                         Mortgage debt
                                   7.08% Unsecured     (weighted average
                                    Senior Notes         rate of 9.77%)            Total
                                   ----------------   -------------------      -----------
                                                      (in thousands)
          1998................           $ 7,250           $ 7,881                $15,131
          1999 ...............             8,000             6,398                 14,398
          2000................             8,750             2,622                 11,372
          2001................             9,500             2,910                 12,410
          2002................             9,750             3,229                 12,979
          Thereafter..........            10,000            20,268                 30,268
                                   ----------------   -------------------      -----------
                                         $53,250           $43,308                $96,558
                                   ================   ===================      ===========

          Interest paid (including interest related to the borrowings on the Credit Facility) during 1997, 1996 and 1995 was $8,884,000, $10,312,000 and
     $8,595,000, respectively. In addition, in 1997, 1996 and 1995, the Company capitalized interest totaling $2,428,000, $1,861,000 and $307,000, respectively, related to construction of real estate facilities.

8.  Minority interest
    -----------------
          In consolidation, the Company classifies ownership interests other than its own in the net assets of each of the Consolidated Entities as minority interest on the consolidated financial statements. Minority interest in income consists of the minority interests' share of the operating results of the Company relating to the consolidated operations of the Consolidated Entities.

          During 1997, the Company acquired limited partnership interests in the Consolidated Entities in several transactions for an aggregate cost of $21,559,000. These transactions had the effect of reducing minority interest by approximately $12,655,000 (the historical book value of such interests in the underlying net assets of the partnerships). The excess of the cost over the underlying book value ($8,904,000) has been allocated to real estate facilities in consolidation. In 1996 and 1995, the Company acquired interests in the Consolidated Entities at an aggregate cost of $15,419,000 and $32,683,000, respectively, reducing minority interest by approximately $8,193,000 and $32,906,000, respectively. The excess of cost over underlying book values was allocated to real estate facilities in consolidation.

          During 1997, the Private REIT issued shares of its common stock and the Operating Partnership issued limited partnership units to third parties, primarily in exchange for real estate facilities, increasing minority interest approximately $117.1 million.

          During 1997, 1996 and 1995, in connection with certain business combinations (Note 3) minority interest was increased by $74,068,000, $20,139,000 and $17,034,000, respectively, representing the remaining partners' equity interests in the aggregate net assets of the Consolidated Entities.

9.  Property management and advisory contracts
    ------------------------------------------
          Pursuant to the PSMI Merger, the Company became self-advised and self-managed, accordingly, effective November 16, 1995, the Company no longer incurs either advisory fees or property management fees.

          Prior to the PSMI Merger, PSMI provided property operation services for a fee to the Company under a management agreement and an affiliate of PSMI administered the day-to-day investment operations for a fee pursuant to an advisory contract. Pursuant to the management agreement, PSMI or an

                              PUBLIC STORAGE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 1997

     affiliate of PSMI operated all of the properties in which the Company invested in for a fee which is equal to 6% of the gross revenues of the self-storage facilities spaces managed and 5% of the gross revenues of the commercial properties operated. Management fees relating to the Company's real estate facilities, which are included in cost of operations, amounted to $10,232,000 in 1995. During 1995 (from January 1, 1995 through November 16, 1995), the Company paid advisory fees equal to $6,437,000 pursuant to the advisory contract.

          In connection with the PSMI Merger, the Company acquired property management contracts for (i) self-storage facilities owned by affiliated entities and, to a lesser extent, third parties and (ii) through ownership in a subsidiary, commercial properties. These facilities constitute all of the United States self-storage facilities and commercial properties doing business under the "Public Storage" name and, with the exception of third party properties, all those in which the Company had an interest. At December 31, 1997, the Company managed 1,107 self-storage facilities (894 owned by consolidated facilities, 179 owned by unconsolidated affiliates and 34 owned by third parties) and 63 commercial properties were managed by the Operating Partnership (61 owned by consolidated affiliates and 2 owned by unconsolidated affiliates).

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

                              PUBLIC STORAGE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 1997


10.  Shareholders' equity
     --------------------
          Preferred Stock
          ---------------
          At December 31, 1997 and 1996, the Company had the following series of Preferred Stock outstanding:


                                                        At December 31, 1997                 At December 31, 1996
                                                   ------------------------------        ------------------------------
                                      Dividend        Shares          Carrying             Shares       Carrying Amount
               Series                    Rate       Outstanding        Amount            Outstanding
-------------------------------     -------------  --------------  --------------        --------------  --------------
 Series A                                10.000%       1,825,000   $  45,625,000           1,825,000    $  45,625,000
 Series B                                 9.200%       2,386,000      59,650,000           2,386,000       59,650,000
 Series C                             Adjustable       1,200,000      30,000,000           1,200,000       30,000,000
 Series D                                 9.500%       1,200,000      30,000,000           1,200,000       30,000,000
 Series E                                10.000%       2,195,000      54,875,000           2,195,000       54,875,000
 Series F                                 9.750%       2,300,000      57,500,000           2,300,000       57,500,000
 Series G                                 8.875%           6,900     172,500,000               6,900      172,500,000
 Series H                                 8.450%           6,750     168,750,000               6,750      168,750,000
 Series I                                 8.625%           4,000     100,000,000               4,000      100,000,000
 Series J                                 8.000%           6,000     150,000,000                   -                -
                                                   --------------  --------------        --------------  --------------
   Total Senior Preferred Stock                       11,129,650     868,900,000          11,123,650      718,900,000
                                                   --------------  --------------        --------------  --------------

 Convertible                               8.25%       2,132,334      53,308,000           2,238,975       55,974,000
 Mandatory Convertible  - Series CC       13.00%               -               -              58,955       58,955,000
                                                   --------------  --------------        --------------  --------------
   Total Convertible Preferred Stock                   2,132,334      53,308,000           2,297,930      114,929,000
                                                   --------------  --------------        --------------  --------------
                                                      13,261,984    $922,208,000          13,421,580     $833,829,000
                                                   ==============  ==============        ==============  ==============

          During 1997, the Company issued 6,000,000 depositary shares (each representing 1/1,000 of a share) of its 8.00% Series J Preferred Stock (August 25, 1997) raising net proceeds of approximately $144.9 million.

          During 1996, the Company issued 6,750,000 depositary shares (each representing 1/1,000 of a share) of its 8.45% Series H Preferred Stock (January 25, 1996) raising net proceeds of approximately $163.1 million and 4,000,000 depositary shares (each representing 1/1,000 of a share) of its 8-5/8% Series I Preferred Stock (November 1, 1996) raising net proceeds of approximately $96.7 million.

          In April 1996, in connection with the acquisition of limited partnership interests (Note 3), the Company issued $58,955,000 (58,955 shares) of its Mandatory Convertible Preferred Stock, Series CC (the "Series CC Preferred Stock"). During the second quarter of 1997, all the Series CC Convertible Preferred Stock was converted into 2,184,250 shares of common stock.

          The Series A through Series J (collectively the "Cumulative Senior Preferred Stock") have general preference rights with respect to liquidation and quarterly distributions. With respect to the payment of dividends and amounts upon liquidation, all of the Company's Convertible Preferred Stock ranks junior to the Cumulative Senior Preferred Stock and any other shares of preferred stock of the Company ranking on a parity with or senior to the Cumulative Senior Preferred Stock. The Convertible Preferred Stock ranks senior to the common stock, any additional class of common stock and any series of preferred stock expressly made junior to the Convertible Preferred Stock.

          Holders of the Company's preferred stock, except under certain conditions and as noted above, will not be entitled to vote on most matters. In the event of a cumulative arrearage equal to six quarterly dividends or failure to maintain a Debt Ratio (as defined) of 50% or less,

                              PUBLIC STORAGE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 1997

     holders of all outstanding series of preferred stock (voting as a single class without regard to series) will have the right to elect two additional members to serve on the Company's Board of Directors until events of default have been cured. At December 31, 1997, there were no dividends in arrears and the Debt Ratio was 3.1%.

          Except under certain conditions relating to the Company's qualification as a REIT, the Senior Preferred Stock are not redeemable prior to the following dates: Series A - September 30, 2002, Series B - March 31, 2003, Series C - June 30, 1999, Series D - September 30, 2004, Series E - January 31, 2005, Series F - April 30, 2005, Series G - December 31, 2000, Series H - January 31, 2001, Series I - October 31, 2001, Series J - August 31, 2002. On or after the respective dates, each of the series of Senior Preferred Stock will be redeemable at the option of the Company, in whole or in part, at $25 per share (or depositary share in the case of the Series H, Series I and Series J), plus accrued and unpaid dividends.

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


          Common stock
          ------------
          During 1997, 1996 and 1995, the Company issued shares of its common stock as follows:

                                        1997                        1996                         1995
                              -------------------------    ------------------------- -------------------------
                                Shares        Amount         Shares        Amount        Shares       Amount
                              -----------   -----------    -----------   ----------- -----------   -----------
                                                 (Dollar amounts in thousands)
Public offerings.............. 6,600,000      $181,448     6,151,200     $ 128,501     5,482,200       $82,068
In connection with mergers
  (Note 3).................... 7,681,432       212,000     8,839,181       204,932    36,113,800       573,756
Issuance costs of mergers.....         -             -             -             -             -        (2,527)
Exercise of stock options.....    94,786         1,075       100,663         1,037        46,670           403
Issuance to affiliates........         -             -        43,197         1,000        40,000           582
Conversion of Mandatory
  Convertible Preferred
  Stock.......................         -             -     1,611,265        27,960             -             -
Conversion of Series CC
  Convertible Preferred
  Stock....................... 2,184,250        58,955             -             -             -             -
Acquisition of interests in
  real estate entities........         -             -             -             -       257,067         4,034
Acquisition of real estate
  facilities (Note 4).........         -             -             -             -       747,355        10,598
Conversion of 8.25%
  Convertible Preferred Stock.   179,651         2,666       102,721         1,526             -             -
                              -----------   -----------    -----------   ----------- -----------   -----------
                              16,740,119      $456,144    16,848,227      $364,956    42,687,092      $668,914
                              ===========   ===========   ============   =========== ===========   ===========

          Shares of common stock issued to affiliates in 1996 and 1995, were issued for cash. All the shares of common stock, with the exception of the shares issued in connection with the exercise of stock options, were issued at the prevailing market price at the time of issuance.

                              PUBLIC STORAGE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 1997


          At December 31, 1997, the Company had 5,155,238 shares of common stock reserved in connection with the Company's stock option plans (Note 11) and 10,589,662 shares of common stock reserved for the conversion of the Convertible Preferred Stock and the Class B Common Stock.

          From January 1, 1998 through March 2, 1998, the Company issued approximately 6.4 million shares of common stock raising an aggregate of approximately $189 million. The Company intends to use the net proceeds from this offering to make investments in real estate and fund the activities of its portable self-storage operations.

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

          For these purposes, FFO per share of Common Stock (as defined) was $1.85 for the year ended December 31, 1997.

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

          In June 1997, the Company contributed $22,500,000 (225,000 shares) of its Equity Stock, Series A ("Equity Stock") to a partnership in which the Company is the general partner. As a result of this contribution, the Company obtained a controlling interest in the Partnership and began to consolidate the accounts of the Partnership and therefore the equity stock is eliminated in consolidation. The Equity Stock ranks on a parity with Common Stock and junior to the Company's Cumulative Senior Preferred Stock and Convertible Preferred Stock with respect to general preference rights and has a liquidation amount of ten times the amount paid to each Common Share up to a maximum of $100 per share. Quarterly distributions per share on the Equity Stock are equal to the lesser of (i) 10 times the amount paid per Common Stock or (ii) $2.20.

                              PUBLIC STORAGE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 1997


          Dividends
          ---------
          The characterization of dividends for Federal income tax purposes is made based upon earnings and profits of the Company, as defined by the Internal Revenue Code. Distributions declared by the Board of Directors (including distributions to the holders of preferred stock) in 1997, 1996 and 1995 were characterized as ordinary income.

          The following summarizes dividends paid during 1997, 1996 and 1995 (with the exception of the Series G Preferred Stock distributions which were accrued and unpaid at December 31, 1995):

                                  1997                       1996                       1995
                       -------------------------    ------------------------- -------------------------
                        Per share       Total       Per share      Total       Per share        Total
                       -----------   -----------    -----------   ----------- -----------   -----------
                                              (in thousands, except per share data)
Series A                 $  2.500    $  4,563       $  2.500      $  4,563      $  2.500      $  4,563
Series B                 $  2.300       5,488       $  2.300         5,488      $  2.300         5,488
Series C                 $  1.844       2,213       $  1.840         2,212      $  1.970         2,364
Series D                 $  2.375       2,850       $  2.375         2,850      $  2.375         2,850
Series E                 $  2.500       5,488       $  2.500         5,488      $  2.292         5,030
Series F                 $  2.437       5,606       $  2.437         5,606      $  1.618         3,721
Series G                 $  2.219      15,309       $  2.219        15,479      $  0.092           638
Series H                 $  2.112      14,259       $  1.978        13,348            -              -
Series I                 $  2.156       8,625       $  0.359         1,438            -              -
Series J                 $  0.689       4,133             -              -            -              -
Convertible              $  2.062       4,531       $  2.063         4,679      $  2.063         4,744
Series CC                $260.000      15,328        $97.500         5,748            -              -
Mandatory Convertible
  Participating                -            -        $54.487         1,700       $55.322         1,726
                                     ----------                  -----------               -----------
                                       88,393                       68,599                      31,124

Common                     $0.880      86,181         $0.880        67,709      $  0.880        38,586
                                     ----------                  -----------               -----------
                                     $174,574                     $136,308                     $69,710
                                     ==========                  ===========               ===========

          The dividend rate on the Series C Preferred Stock is adjusted quarterly and is equal to the highest of one of three U.S. Treasury indices (Treasury Bill Rate, Ten Year Constant Maturity Rate, and Thirty Year Constant Maturity Rate) multiplied by 110%. However, the dividend rate for any dividend period will not be less than 6.75% per annum nor greater than 10.75% per annum. The dividend rate with respect to the first quarter of 1998 will be equal to 6.75% per annum.

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

                              PUBLIC STORAGE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 1997


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

          Information with respect to the Plans during 1997 and 1996 is as follows:

                                                        1997                           1996
                                            -----------------------------  ------------------------------
                                                Number         Average        Number         Average
                                                  of          Price per         of          Price per
                                               Options          Share         Options         Share
                                            ------------   ---------------  -------------  ---------------
Options outstanding January 1                1,752,169          $19.02        693,667         $13.61
  Granted                                      111,000           28.59      1,183,000          21.39
  Exercised                                    (94,786)          11.34       (100,663)         10.29
  Canceled                                     (72,168)          20.73        (23,835)         16.02
                                            ------------   ---------------  -------------  ---------------
Options outstanding December 31              1,696,215          $20.03      1,752,169         $19.02
                                                           ===============                 ===============

                                                $8.125                         $8.125
Option price range at December 31            to $30.00                     to $25.875

Options exercisable at December 31             778,012          $17.74        367,947         $13.05
                                            ============   ===============  =============  ===============

Options available for grant at December 31   3,459,003                      3,497,835
                                            ============                    =============

         In 1996, the Company adopted the disclosure requirement provision of SFAS 123 in accounting for stock-based compensation issued to employees. As of December 31, 1997 and 1996 there were 1,412,734 and 1,391,500 options outstanding, respectively, that were subject to SFAS 123 disclosure requirements. The fair value of these options was estimated utilizing prescribed valuation models and assumptions as of each respective grant date. Based on the results of such estimates, management determined that there was no material effect on net income or earnings per share for the years ended December 31, 1997 and 1996. The remaining contractual lives were 7.9 years and 8.6 years, respectively, at December 31, 1997 and 1996.

12.  Events subsequent to December 31, 1997
     --------------------------------------
          On January 21, 1998, the Private REIT entered into an agreement with a group of unaffiliated institutional investors under which it would issue up to $155,000,000 of common stock. An initial $50,000,000 of common stock was issued on January 21, 1998 upon the closing of the transaction. The remaining $105,000,000 of common stock will be issued as funds are required to purchase commercial properties.

          In connection with the merger of the Private REIT into Public Storage Properties XI, Inc. on March 17, 1998 (the surviving entity renamed PS
     Business Parks, Inc. - "PSBP"). PSBP exchanged 13 self-storage facilities for 11 commercial properties owned by the Company. Upon completion of the merger, the Company and its Consolidated Entities owned approximately 58% of PSBP and the Operating Partnership on a combined basis. As a result of the March 17, 1998 merger and the agreement to issue additional shares of

                              PUBLIC STORAGE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 1997


     common stock to the group of unaffiliated institutional investors, the Company believes that its reduced ownership will no longer warrant the consolidation of these entities effective March 31, 1998. The Company's consolidated financial statements include the following summarized condensed financial data associated with the consolidation of PSBP and the Operating Partnership:

                                                             (in thousands)
                                                            ----------------
     Year ended December 31, 1997
          Rental income.................................      $  30,169
          Total revenues................................      $  31,578
          Cost of operations............................      $  12,519
          Depreciation..................................      $   6,973
          Net income before minority interest...........      $  10,623
          Net income after minority interest............      $   9,247

     At December 31, 1997
          Total assets, net of accumulated depreciation.      $ 344,706

          Total minority interest.......................      $ 117,731
          Total net assets before minority interest.....      $ 335,904

          In February 1998, Public Storage Properties XX, Inc. ("Properties 20") agreed, subject to certain conditions, to merge with and into the Company. Properties 20 is an affiliated publicly traded equity REIT. The merger is conditioned on approval by the shareholders of Properties 20. The estimated value of the Properties 20 merger is approximately $23.3 million. Properties 20 owns 7 self-storage facilities (approximately 402,000 square feet) located in five states. At December 31, 1997, the Company owned approximately 24% of Properties 20. The Company expects that, if approved by the Properties 20 shareholders, the merger would be completed in the second quarter of 1998.

13.  Recent Accounting Pronouncements
     --------------------------------
          In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("FAS 130"), which establishes standards for reporting and display of comprehensive income and its components. This statement requires a separate statement to report the components of comprehensive income for each period reported. The provisions of this statement are effective for fiscal years beginning after December 15, 1997. The Company will implement FAS 130 for the fiscal year ended December 31, 1998, but the Company does not expect the impact of FAS 130 to be material.

          In July 1997, the FASB issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information ("FAS 131"), which establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. This statement is effective for financial statements for periods beginning after December 15, 1997. Management does not expect FAS 131 to have a significant impact upon the Company's reporting presentation.

                              PUBLIC STORAGE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 1997



14.  Commitments and Contingencies
     -----------------------------

          Lease obligations
          -----------------
          Each of the 49 facilities operated by PSPUD as of December 31, 1997 are located in buildings leased from third parties. The lease terms range from four to nine years with renewal options at varying terms. Future minimum lease payments at December 31, 1997 under noncancellable operating leases are as follows:

                                                    (in thousands)
                          1998                         $11,413
                          1999                          10,752
                          2000                          10,313
                          2001                           9,633
                          2002                           6,336
                          Thereafter                     3,135
                                                    ------------
                              Total                    $51,582
                                                    ============

          Legal proceedings
          -----------------
          During 1997, three cases were filed against the Company. Each of the plaintiffs in these cases is suing the Company on behalf of a purported class of California tenants who rented storage spaces from the Company and contends that the Company's fees for late payments under its rental agreements for storage space constitutes unlawful "penalties" under California law. None of the plaintiffs has assigned any dollar amount to the claims.

          The lower court has dismissed one of the cases and the plaintiff in that case is in the process of appealing that dismissal. The plaintiffs in the other two cases have voluntarily dismissed their cases, reserving their rights to refile their cases. The Company is continuing to vigorously contest the claims in all three cases.

          There are no other material proceedings pending against the Company or any of its subsidiaries.

                              PUBLIC STORAGE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 1997



15.  Supplementary quarterly financial data (unaudited)
     --------------------------------------------------


                                                      Three months ended
                                 ---------------------------------------------------------------
                                   March 31,        June 30,       September 30,    December 31,
                                    1997             1997             1997             1997
                                 ------------  ---------------  ---------------  -------------------
                                            (in thousands, except per share data)
Revenues                             $100,740        $109,362         $126,008         $134,734
                                 ============  ===============  ===============  ===================
Net income                           $ 42,318        $ 44,251         $ 46,548         $ 45,532
                                 ============  ===============  ===============  ===================
Per Common Share (Note 2):
   Net income -  Basic               $   0.26        $   0.14(A)      $   0.27         $   0.24
                                 ============  ===============  ===============  ===================
   Net income -  Diluted             $   0.26        $   0.14(A)      $   0.27         $   0.24
                                 ============  ===============  ===============  ===================

                                                      Three months ended
                                   March 31,        June 30,       September 30,    December 31,
                                    1996             1996             1996             1996
                                 ------------  ---------------  ---------------  -------------------
                                            (in thousands, except per share data)
Revenues                             $ 74,527        $ 82,688         $ 87,518         $ 94,218
                                 ============  ===============  ===============  ===================
Net income                           $ 32,341        $ 37,739         $ 40,366         $ 43,103
                                 ============  ===============  ===============  ===================
Per Common Share (Note 2):
   Net income - Basic                $   0.24        $   0.27         $   0.30         $   0.29
                                 ============  ===============  ===============  ===================
   Net income - Diluted              $   0.24        $   0.27         $   0.30         $   0.29
                                 ============  ===============  ===============  ===================

-------
(A) Includes the effect of a $13,412,000 special dividend on Series CC Convertible Preferred Stock.

          Revenues for each of the three month periods in 1997 and 1996 reflect reclassification to conform with the fiscal 1997 presentation. The 1996 and the first three quarters of 1997 earnings per share amounts have been restated to comply with Statement of Financial Accounting Standards 128-Earnings Per Share.

                              PUBLIC STORAGE, INC.
                            SCHEDULE III- REAL ESTATE
                          AND ACCUMULATED DEPRECIATION



                                                                                                            Adjustment
                                                                                                            resulting
                                                                             Initial Cost                   from the
                                                              --------------------------------    Costs    acquisition
  Date                                        Encumbrances                   Building &      Subsequent    of minority
Acquired             Description                                Land        Improvements   to Acquisition   interests
----------------------------------------------------------------------------------------------------------------------
SELF -STORAGE FACILITIES
1/1/81    Newport News / Jefferson Avenue I        924,000        108,000        1,071,000        427,000
1/1/81    Virginia Beach / Diamond Springs       1,015,000        186,000        1,094,000        410,000
8/1/81    San Jose / Snell                                        312,000        1,815,000        289,000
10/1/81   Tampa / Lazy Lane                                       282,000        1,899,000        480,000
6/1/82    San Jose / Tully I                     1,302,000        645,000        1,579,000        373,000
6/1/82    San Carlos / Storage                   1,587,000        780,000        1,387,000        395,000
6/1/82    Mountain View                          2,241,000      1,180,000        1,182,000        467,000
6/1/82    Cupertino / Storage                    1,758,000        572,000        1,270,000        311,000
10/1/82   Sorrento Valley                        1,615,000      1,002,000        1,343,000        138,000
10/1/82   Northwood                              2,437,000      1,034,000        1,522,000        115,000
3/1/85    Houston / Westheimer                     778,000        850,000        1,179,000        647,000
3/3/86    Tampa / 56Th                             688,000        450,000        1,360,000        325,000
12/31/86  Monrovia / Myrtle Avenue               1,812,000      1,149,000        2,446,000        125,000
12/31/86  Chatsworth / Topanga                   1,195,000      1,447,000        1,243,000        200,000
12/31/86  Houston / Larkwood                       412,000        247,000          602,000        306,000
12/31/86  Northridge                             2,720,000      3,624,000        1,922,000        260,000
12/31/86  Santa Clara / Duane                    1,120,000      1,950,000        1,004,000        268,000
12/31/86  Oyster Point                                          1,569,000        1,490,000        243,000
12/31/86  Walnut A                                                767,000          613,000        155,000
6/7/88    Mesquite / Sorrento Drive                               928,000        1,011,000        633,000
1/1/92    Costa Mesa II                                           533,000          980,000        571,000
3/1/92    Dallas / Walnut St.                                     537,000        1,008,000        162,000
5/1/92    Camp Creek                                              576,000        1,075,000        108,000
8/1/92    Tampa/N.Dale Mabry                                      809,000        1,537,000        207,000
9/1/92    Orlando/W. Colonial                                     368,000          713,000         51,000
9/1/92    Jacksonville/Arlington                                  554,000        1,065,000        106,000
10/1/92   Stockton/Mariners                                       381,000          730,000         72,000
11/18/92  Virginia Beach/General Booth Blvd                       599,000        1,119,000        131,000
 1/1/93   Redwood City/Storage                                    907,000        1,684,000        142,000
 1/1/93   City Of Industry                                      1,611,000        2,991,000        499,000
 1/1/93   San Jose/Felipe Ii                                    1,124,000        2,088,000        175,000
 1/1/93   Baldwin Park/Garvey Ave                                 840,000        1,561,000        140,000
 3/19/93  Westminister / W. 80Th                                  840,000        1,586,000         82,000
 4/26/93  Costa Mesa / Newport                     961,000      2,141,000        3,989,000        150,000
 5/13/93  Austin /N. Lamar                                        919,000        1,695,000        120,000
 5/28/93  Jacksonville/Phillips Hwy.                              406,000          771,000        103,000
 5/28/93  Tampa/Nebraska Avenue                                   550,000        1,043,000         44,000
 6/9/93   Calabasas / Ventura Blvd.                             1,762,000        3,269,000        115,000

                                                           Gross Carrying Value
                                                           At December 31, 1997
                                                --------------------------------------------
  Date                                                                                       Accumulated
Acquired             Description                    Land       Buildings         Total      Depreciation
----------------------------------------------------------------------------------------------------------
SELF -STORAGE FACILITIES
 1/1/81   Newport News / Jefferson Avenue I          108,000      1,498,000       1,606,000       996,000
 1/1/81   Virginia Beach / Diamond Springs           186,000      1,504,000       1,690,000       989,000
 8/1/81   San Jose / Snell                           312,000      2,104,000       2,416,000     1,347,000
 10/1/81  Tampa / Lazy Lane                          282,000      2,379,000       2,661,000     1,535,000
 6/1/82   San Jose / Tully I                         645,000      1,952,000       2,597,000     1,200,000
 6/1/82   San Carlos / Storage                       780,000      1,782,000       2,562,000     1,139,000
 6/1/82   Mountain View                            1,180,000      1,649,000       2,829,000     1,046,000
 6/1/82   Cupertino / Storage                        572,000      1,581,000       2,153,000       978,000
 10/1/82  Sorrento Valley                          1,002,000      1,481,000       2,483,000       907,000
 10/1/82  Northwood                                1,034,000      1,637,000       2,671,000     1,008,000
 3/1/85   Houston / Westheimer                       850,000      1,826,000       2,676,000       901,000
 3/3/86   Tampa / 56Th                               450,000      1,685,000       2,135,000       796,000
12/31/86  Monrovia / Myrtle Avenue                 1,149,000      2,571,000       3,720,000     1,151,000
12/31/86  Chatsworth / Topanga                     1,447,000      1,443,000       2,890,000       703,000
12/31/86  Houston / Larkwood                         247,000        908,000       1,155,000       353,000
12/31/86  Northridge                               3,624,000      2,182,000       5,806,000       880,000
12/31/86  Santa Clara / Duane                      1,950,000      1,272,000       3,222,000       610,000
12/31/86  Oyster Point                             1,569,000      1,733,000       3,302,000       766,000
12/31/86  Walnut A                                   767,000        768,000       1,535,000       335,000
 6/7/88   Mesquite / Sorrento Drive                  928,000      1,644,000       2,572,000       809,000
 1/1/92   Costa Mesa II                              535,000      1,549,000       2,084,000       762,000
 3/1/92   Dallas / Walnut St.                        537,000      1,170,000       1,707,000     1,095,000
 5/1/92   Camp Creek                                 576,000      1,183,000       1,759,000       280,000
 8/1/92   Tampa/N.Dale Mabry                         809,000      1,744,000       2,553,000       408,000
 9/1/92   Orlando/W. Colonial                        368,000        764,000       1,132,000       188,000
 9/1/92   Jacksonville/Arlington                     554,000      1,171,000       1,725,000       271,000
 10/1/92  Stockton/Mariners                          381,000        802,000       1,183,000       171,000
11/18/92  Virginia Beach/General Booth Blvd          599,000      1,250,000       1,849,000       272,000
 1/1/93   Redwood City/Storage                       907,000      1,826,000       2,733,000       379,000
 1/1/93   City Of Industry                         1,611,000      3,490,000       5,101,000       797,000
 1/1/93   San Jose/Felipe Ii                       1,124,000      2,263,000       3,387,000       462,000
 1/1/93   Baldwin Park/Garvey Ave                    840,000      1,701,000       2,541,000       335,000
 3/19/93  Westminister / W. 80Th                     840,000      1,668,000       2,508,000       337,000
 4/26/93  Costa Mesa / Newport                     2,141,000      4,139,000       6,280,000       799,000
 5/13/93  Austin /N. Lamar                           919,000      1,815,000       2,734,000       345,000
 5/28/93  Jacksonville/Phillips Hwy.                 406,000        874,000       1,280,000       174,000
 5/28/93  Tampa/Nebraska Avenue                      550,000      1,087,000       1,637,000       214,000
 6/9/93   Calabasas / Ventura Blvd.                1,762,000      3,384,000       5,146,000       656,000

                                   F-26

                                                                                                              Adjustment
                                                                                                              resulting
                                                                       Initial Cost                            from the
                                                              --------------------------------    Costs       acquisition
     Date                                        Encumbrances                   Building &      Subsequent    of minority
   Acquired             Description                                Land        Improvements   to Acquisition   interests
-------------------------------------------------------------------------------------------------------------------------
    6/9/93   Carmichael / Fair Oaks                                  573,000        1,052,000         84,000
    6/9/93   Santa Clara / Duane Ii                                  454,000          834,000         38,000
    6/10/93  Citrus Heights / Sylvan Road                            438,000          822,000        105,000
    6/25/93  Trenton / Allen Road                                    623,000        1,166,000         84,000
    6/30/93  Los Angeles/W.Jefferson Blvd                          1,085,000        2,017,000         36,000
    7/16/93  Austin / So. Congress Ave                               777,000        1,445,000        218,000
    8/1/93   Gaithersburg / E. Diamond                               602,000        1,139,000         79,000
    8/11/93  Atlanta / Northside                                   1,150,000        2,149,000         89,000
    8/11/93  Smyrna/ Rosswill Rd                                     446,000          842,000         77,000
    8/13/93  So. Brunswick/Highway 1                               1,076,000        2,033,000        117,000
    8/31/93  Austin / N. Lamar Iv                                    502,000          941,000         77,000
    10/1/93  Denver / Federal Blvd                                   875,000        1,633,000         56,000
    10/1/93  Citrus Heights                                          527,000          987,000         56,000
    10/1/93  Lakewood / 6Th Ave                                      798,000        1,489,000         52,000
   10/27/93  Houston / S Shaver St                                   481,000          896,000         86,000
    11/3/93  Upland/S. Euclid Ave.                                   431,000          807,000        333,000
   11/16/93  Norcross / Jimmy Carter                                 627,000        1,167,000         74,000
   11/16/93  Seattle / 13Th                                        1,085,000        2,015,000        244,000
    12/9/93  Salt Lake City                                          765,000        1,422,000        198,000
   12/16/93  West Valley City                                        683,000        1,276,000         80,000
   12/21/93  Pinellas Park / 34Th St. W                              607,000        1,134,000        100,000
   12/28/93  New Orleans / S. Carrollton Ave                       1,575,000        2,941,000         78,000
   12/29/93  Orange / Main Ii                                      1,238,000        2,317,000      1,297,000
   12/29/93  Sunnyvale / Wedell                                      554,000        1,037,000        662,000
   12/29/93  El Cajon / Magnolia                                     421,000          791,000        464,000
   12/29/93  Orlando / S. Semoran Blvd.                              462,000          872,000        526,000
   12/29/93  Tampa / W. Hillsborough Ave                             352,000          665,000        321,000
   12/29/93  Irving / West Loop 12                                   341,000          643,000         84,000
   12/29/93  Fullerton / W. Commonwealth                             904,000        1,687,000        931,000
   12/29/93  N. Lauderdale / Mcnab Rd                                628,000        1,182,000        636,000
   12/29/93  Los Alimitos / Cerritos                                 695,000        1,299,000        646,000
   12/29/93  Frederick / Prospect Blvd.                              573,000        1,082,000        446,000
   12/29/93  Indianapolis / E. Washington                            403,000          775,000        388,000
   12/29/93  Gardena / Western Ave.                                  552,000        1,035,000        507,000
   12/29/93  Palm Bay / Bobcock Street                               409,000          775,000        416,000
    1/10/94  Hialeah / W. 20Th Ave.                                1,855,000        3,497,000        125,000
    1/12/94  Sunnyvale / N. Fair Oaks Ave                            689,000        1,285,000        261,000
    1/12/94  Honolulu / Iwaena                                             0        3,382,000        590,000
    1/12/94  Miami / Golden Glades                                   579,000        1,081,000        297,000

                                                              Gross Carrying Value
                                                              At December 31, 1997
                                                   --------------------------------------------
     Date                                                                                       Accumulated
   Acquired             Description                    Land       Buildings         Total      Depreciation
-------------------------------------------------------------------------------------------------------------
    6/9/93   Carmichael / Fair Oaks                     573,000      1,136,000       1,709,000       218,000
    6/9/93   Santa Clara / Duane Ii                     454,000        872,000       1,326,000       162,000
    6/10/93  Citrus Heights / Sylvan Road               438,000        927,000       1,365,000       211,000
    6/25/93  Trenton / Allen Road                       623,000      1,250,000       1,873,000       228,000
    6/30/93  Los Angeles/W.Jefferson Blvd             1,085,000      2,053,000       3,138,000       376,000
    7/16/93  Austin / So. Congress Ave                  777,000      1,663,000       2,440,000       331,000
    8/1/93   Gaithersburg / E. Diamond                  602,000      1,218,000       1,820,000       220,000
    8/11/93  Atlanta / Northside                      1,150,000      2,238,000       3,388,000       415,000
    8/11/93  Smyrna/ Rosswill Rd                        446,000        919,000       1,365,000       178,000
    8/13/93  So. Brunswick/Highway 1                  1,076,000      2,150,000       3,226,000       395,000
    8/31/93  Austin / N. Lamar Iv                       502,000      1,018,000       1,520,000       184,000
    10/1/93  Denver / Federal Blvd                      875,000      1,689,000       2,564,000       290,000
    10/1/93  Citrus Heights                             527,000      1,043,000       1,570,000       179,000
    10/1/93  Lakewood / 6Th Ave                         798,000      1,541,000       2,339,000       263,000
   10/27/93  Houston / S Shaver St                      481,000        982,000       1,463,000       175,000
    11/3/93  Upland/S. Euclid Ave.                      508,000      1,063,000       1,571,000       178,000
   11/16/93  Norcross / Jimmy Carter                    627,000      1,241,000       1,868,000       212,000
   11/16/93  Seattle / 13Th                           1,085,000      2,259,000       3,344,000       406,000
    12/9/93  Salt Lake City                             765,000      1,620,000       2,385,000       324,000
   12/16/93  West Valley City                           683,000      1,356,000       2,039,000       235,000
   12/21/93  Pinellas Park / 34Th St. W                 607,000      1,234,000       1,841,000       219,000
   12/28/93  New Orleans / S. Carrollton Ave          1,575,000      3,019,000       4,594,000       492,000
   12/29/93  Orange / Main Ii                         1,593,000      3,259,000       4,852,000       491,000
   12/29/93  Sunnyvale / Wedell                         725,000      1,528,000       2,253,000       227,000
   12/29/93  El Cajon / Magnolia                        542,000      1,134,000       1,676,000       169,000
   12/29/93  Orlando / S. Semoran Blvd.                 601,000      1,259,000       1,860,000       193,000
   12/29/93  Tampa / W. Hillsborough Ave                436,000        902,000       1,338,000       140,000
   12/29/93  Irving / West Loop 12                      355,000        713,000       1,068,000       115,000
   12/29/93  Fullerton / W. Commonwealth              1,160,000      2,362,000       3,522,000       356,000
   12/29/93  N. Lauderdale / Mcnab Rd                   798,000      1,648,000       2,446,000       247,000
   12/29/93  Los Alimitos / Cerritos                    874,000      1,766,000       2,640,000       263,000
   12/29/93  Frederick / Prospect Blvd.                 692,000      1,409,000       2,101,000       221,000
   12/29/93  Indianapolis / E. Washington               505,000      1,061,000       1,566,000       157,000
   12/29/93  Gardena / Western Ave.                     695,000      1,399,000       2,094,000       204,000
   12/29/93  Palm Bay / Bobcock Street                  525,000      1,075,000       1,600,000       165,000
    1/10/94  Hialeah / W. 20Th Ave.                   1,590,000      3,887,000       5,477,000       604,000
    1/12/94  Sunnyvale / N. Fair Oaks Ave               657,000      1,578,000       2,235,000       236,000
    1/12/94  Honolulu / Iwaena                                0      3,972,000       3,972,000       548,000
    1/12/94  Miami / Golden Glades                      557,000      1,400,000       1,957,000       215,000

                                                                                                             Adjustment
                                                                                                              resulting
                                                                        Initial Cost                         from the
                                                             --------------------------------    Costs       acquisition
    Date                                        Encumbrances                   Building &      Subsequent    of minority
  Acquired             Description                                Land        Improvements   to Acquisition   interests
------------------------------------------------------------------------------------------------------------------------
   1/21/94  Herndon / Centreville Road                            1,584,000        2,981,000         54,000
   2/8/94   Las Vegas/ Martin Luther King Blvd.                   1,383,000        2,592,000        938,000
   2/28/94  Arlingtn/Old Jeffersn Davishwy                          735,000        1,399,000        121,000
   3/8/94   Beaverton / Sw Barnes Road                              942,000        1,810,000         57,000
   3/21/94  Austin / Arboretum                                      473,000          897,000         53,000
   3/25/94  Tinton Falls / Shrewsbury Ave                         1,074,000        2,033,000        105,000
   3/25/94  East Brunswick / Milltown Road                        1,282,000        2,411,000        128,000
   3/25/94  Mercerville / Quakerbridge Road                       1,109,000        2,111,000         44,000
   3/31/94  Hypoluxo                                                735,000        1,404,000      1,685,000
   4/26/94  No. Highlands / Roseville Road                          980,000        1,835,000         91,000
   5/12/94  Fort Pierce/Okeechobee Road                             438,000          842,000         82,000
   5/24/94  Hempstead/Peninsula Blvd.                             2,053,000        3,832,000         75,000
   5/24/94  La/Huntington                                           483,000          905,000         53,000
   6/9/94   Chattanooga / Brainerd Road                             613,000        1,170,000         59,000
   6/9/94   Chattanooga / Ringgold Road                             761,000        1,433,000         99,000
   6/18/94  Las Vegas / S. Valley View Blvd                         837,000        1,571,000         67,000
   6/23/94  Las Vegas / Tropicana Ii                                750,000        1,408,000         86,000
   6/23/94  Henderson / Green Valley Pkwy                         1,047,000        1,960,000         72,000
   6/24/94  Las Vegas / N. Lamb Blvd.                               869,000        1,629,000         97,000
   6/30/94  Birmingham / W. Oxmoor Road                             532,000        1,004,000        243,000
   7/20/94  Milpitas / Dempsey Road                               1,260,000        2,358,000         90,000
   8/17/94  New Orleans/I-10                                        784,000        1,470,000         58,000
   8/17/94  Beaverton / S.W. Denny Road                             663,000        1,245,000         18,000
   8/17/94  Irwindale / Central Ave.                                674,000        1,263,000         23,000
   8/17/94  Suitland / St. Barnabas Rd                            1,530,000        2,913,000         61,000
   8/17/94  North Brunswick / How Lane                            1,238,000        2,323,000         16,000
   8/17/94  Lombard / 64Th                                          847,000        1,583,000         41,000
   8/17/94  Alsip / 27Th                                            406,000          765,000         43,000
   9/15/94  Huntsville / Old Monrovia Road                          613,000        1,157,000         69,000
   9/27/94  West Haven / Bull Hill Lane                             455,000          873,000         62,000
   9/30/94  San Francisco / Marin St.                             1,227,000        2,339,000      1,103,000
   9/30/94  Baltimore / Hillen Street                               580,000        1,095,000         62,000
   9/30/94  San Francisco /10Th & Howard                          1,423,000        2,668,000         56,000
   9/30/94  Montebello / E. Whittier                                383,000          732,000         44,000
   9/30/94  Arlington / Collins                                     228,000          435,000        118,000
   9/30/94  Miami / S.W. 119Th Ave                                  656,000        1,221,000         14,000
   9/30/94  Blackwood / Erial Road                                  774,000        1,437,000         33,000
   9/30/94  Concord / Monument                                    1,092,000        2,027,000         98,000

                                                             Gross Carrying Value
                                                             At December 31, 1997
                                                  --------------------------------------------
    Date                                                                                       Accumulated
  Acquired             Description                    Land       Buildings         Total      Depreciation
------------------------------------------------------------------------------------------------------------
   1/21/94  Herndon / Centreville Road              1,358,000      3,261,000       4,619,000       353,000
   2/8/94   Las Vegas/ Martin Luther King Blvd.     1,436,000      3,477,000       4,913,000       519,000
   2/28/94  Arlingtn/Old Jeffersn Davishwy            630,000      1,625,000       2,255,000       264,000
   3/8/94   Beaverton / Sw Barnes Road                807,000      2,002,000       2,809,000       334,000
   3/21/94  Austin / Arboretum                        405,000      1,018,000       1,423,000       173,000
   3/25/94  Tinton Falls / Shrewsbury Ave             921,000      2,291,000       3,212,000       379,000
   3/25/94  East Brunswick / Milltown Road          1,099,000      2,722,000       3,821,000       436,000
   3/25/94  Mercerville / Quakerbridge Road           950,000      2,314,000       3,264,000       372,000
   3/31/94  Hypoluxo                                  630,000      3,194,000       3,824,000       710,000
   4/26/94  No. Highlands / Roseville Road            840,000      2,066,000       2,906,000       335,000
   5/12/94  Fort Pierce/Okeechobee Road               375,000        987,000       1,362,000       160,000
   5/24/94  Hempstead/Peninsula Blvd.               1,763,000      4,197,000       5,960,000       615,000
   5/24/94  La/Huntington                             414,000      1,027,000       1,441,000       151,000
   6/9/94   Chattanooga / Brainerd Road               525,000      1,317,000       1,842,000       201,000
   6/9/94   Chattanooga / Ringgold Road               653,000      1,640,000       2,293,000       257,000
   6/18/94  Las Vegas / S. Valley View Blvd           718,000      1,757,000       2,475,000       269,000
   6/23/94  Las Vegas / Tropicana Ii                  643,000      1,601,000       2,244,000       244,000
   6/23/94  Henderson / Green Valley Pkwy             898,000      2,181,000       3,079,000       335,000
   6/24/94  Las Vegas / N. Lamb Blvd.                 745,000      1,850,000       2,595,000       288,000
   6/30/94  Birmingham / W. Oxmoor Road               461,000      1,318,000       1,779,000       267,000
   7/20/94  Milpitas / Dempsey Road                 1,080,000      2,628,000       3,708,000       400,000
   8/17/94  New Orleans/I-10                          672,000      1,640,000       2,312,000       227,000
   8/17/94  Beaverton / S.W. Denny Road               568,000      1,358,000       1,926,000       189,000
   8/17/94  Irwindale / Central Ave.                  578,000      1,382,000       1,960,000       191,000
   8/17/94  Suitland / St. Barnabas Rd              1,312,000      3,192,000       4,504,000       462,000
   8/17/94  North Brunswick / How Lane              1,062,000      2,515,000       3,577,000       349,000
   8/17/94  Lombard / 64Th                            726,000      1,745,000       2,471,000       243,000
   8/17/94  Alsip / 27Th                              348,000        866,000       1,214,000       125,000
   9/15/94  Huntsville / Old Monrovia Road            525,000      1,314,000       1,839,000       193,000
   9/27/94  West Haven / Bull Hill Lane               390,000      1,000,000       1,390,000       156,000
   9/30/94  San Francisco / Marin St.               1,371,000      3,298,000       4,669,000       445,000
   9/30/94  Baltimore / Hillen Street                 497,000      1,240,000       1,737,000       162,000
   9/30/94  San Francisco /10Th & Howard            1,221,000      2,926,000       4,147,000       386,000
   9/30/94  Montebello / E. Whittier                  329,000        830,000       1,159,000       114,000
   9/30/94  Arlington / Collins                       195,000        586,000         781,000        93,000
   9/30/94  Miami / S.W. 119Th Ave                    563,000      1,328,000       1,891,000       175,000
   9/30/94  Blackwood / Erial Road                    663,000      1,581,000       2,244,000       208,000
   9/30/94  Concord / Monument                        936,000      2,281,000       3,217,000       310,000

                                                                                                           Adjustment
                                                                                                            resulting
                                                                       Initial Cost                         from the
                                                           --------------------------------    Costs       acquisition
  Date                                        Encumbrances                   Building &      Subsequent    of minority
Acquired             Description                                Land        Improvements   to Acquisition   interests
----------------------------------------------------------------------------------------------------------------------
 9/30/94  Rochester / Lee Road                                    469,000          871,000         40,000
 9/30/94  Houston / Bellaire                                      623,000        1,157,000         49,000
 9/30/94  Austin / Lamar Blvd I                                   781,000        1,452,000         55,000
 9/30/94  Milwaukee / Lovers Lane Rd                              469,000          871,000         53,000
 9/30/94  Monterey / Del Rey Oaks                               1,093,000        1,897,000         44,000
 9/30/94  St. Petersburg / 66Th St.                               427,000          793,000         41,000
 9/30/94  Dayton Bch / N. Nova Road                               396,000          735,000         62,000
 9/30/94  Maple Shade / Route 38                                  994,000        1,846,000         52,000
 9/30/94  Marlton / Route 73 N.                                   938,000        1,742,000         35,000
 9/30/94  Naperville / E. Ogden Ave                               683,000        1,268,000         40,000
 9/30/94  Long Beach / South Street                             1,778,000        3,307,000        108,000
 9/30/94  Aloha / S.W. Shaw                                       805,000        1,495,000         33,000
 9/30/94  Alexandria / S. Pickett                               1,550,000        2,879,000         41,000
 9/30/94  Houston / Highway 6 North                             1,120,000        2,083,000        103,000
 9/30/94  San Antonio/Nacogdoches Rd                              571,000        1,060,000         39,000
 9/30/94  San Ramon/San Ramon Valley                            1,530,000        2,840,000        158,000
 9/30/94  San Rafael / Merrydale Rd                             1,705,000        3,165,000         59,000
 9/30/94  San Antonio / Austin Hwy                                592,000        1,098,000         85,000
 9/30/94  Sharonville / E. Kemper                                 574,000        1,070,000         50,000
 10/7/94  Alcoa / Airport Plaza Drive                             543,000        1,017,000         59,000
10/13/94  Davie / State Road 84                                   744,000        1,467,000        799,000
10/13/94  Carrollton / Marsh Lane                                 770,000        1,437,000      1,327,000
10/31/94  Sherman Oaks / Van Nuys Blvd                          1,278,000        2,461,000        857,000
12/19/94  Salt Lake City/West North Temple                        490,000          917,000         72,000
12/27/94  Knoxville / Chapman Highway                             753,000        1,411,000        122,000
12/28/94  Milpitas / Watson Ii                                  1,575,000        2,925,000        102,000
12/28/94  Las Vegas / Jones Blvd                                1,208,000        2,243,000         49,000
12/28/94  Venice / Guthrie                                        578,000        1,073,000         29,000
12/30/94  Apple Valley / Foliage Ave                              910,000        1,695,000         78,000
 1/4/95   Chula Vista / Main Street                               735,000        1,802,000         89,000
 1/5/95   Pantego / West Park                                     315,000          735,000         87,000
 1/12/95  Roswell / Alpharetta                                    423,000          993,000         61,000
 1/23/95  North Bergen / Tonne                                  1,564,000        3,772,000         55,000
 1/23/95  San Leandro / Hesperian                                 734,000        1,726,000         41,000
 1/24/95  Nashville / Elm Hill                                    338,000          791,000        167,000
 2/3/95   Reno / S. Mccarron Blvd                               1,080,000        2,537,000         68,000
 2/15/95  Schiller Park                                         1,688,000        3,939,000         97,000
 2/15/95  Lansing                                               1,514,000        3,534,000         27,000

                                                           Gross Carrying Value
                                                           At December 31, 1997
                                                --------------------------------------------
  Date                                                                                       Accumulated
Acquired             Description                    Land       Buildings         Total      Depreciation
----------------------------------------------------------------------------------------------------------
 9/30/94  Rochester / Lee Road                        402,000        978,000       1,380,000       130,000
 9/30/94  Houston / Bellaire                          534,000      1,295,000       1,829,000       169,000
 9/30/94  Austin / Lamar Blvd I                       669,000      1,619,000       2,288,000       214,000
 9/30/94  Milwaukee / Lovers Lane Rd                  402,000        991,000       1,393,000       132,000
 9/30/94  Monterey / Del Rey Oaks                     903,000      2,131,000       3,034,000       303,000
 9/30/94  St. Petersburg / 66Th St.                   366,000        895,000       1,261,000       126,000
 9/30/94  Dayton Bch / N. Nova Road                   339,000        854,000       1,193,000       111,000
 9/30/94  Maple Shade / Route 38                      852,000      2,040,000       2,892,000       272,000
 9/30/94  Marlton / Route 73 N.                       804,000      1,911,000       2,715,000       255,000
 9/30/94  Naperville / E. Ogden Ave                   585,000      1,406,000       1,991,000       192,000
 9/30/94  Long Beach / South Street                 1,524,000      3,669,000       5,193,000       502,000
 9/30/94  Aloha / S.W. Shaw                           690,000      1,643,000       2,333,000       223,000
 9/30/94  Alexandria / S. Pickett                   1,329,000      3,141,000       4,470,000       416,000
 9/30/94  Houston / Highway 6 North                   960,000      2,346,000       3,306,000       320,000
 9/30/94  San Antonio/Nacogdoches Rd                  489,000      1,181,000       1,670,000       158,000
 9/30/94  San Ramon/San Ramon Valley                1,311,000      3,217,000       4,528,000       460,000
 9/30/94  San Rafael / Merrydale Rd                 1,461,000      3,468,000       4,929,000       458,000
 9/30/94  San Antonio / Austin Hwy                    507,000      1,268,000       1,775,000       168,000
 9/30/94  Sharonville / E. Kemper                     492,000      1,202,000       1,694,000       161,000
 10/7/94  Alcoa / Airport Plaza Drive                 465,000      1,154,000       1,619,000       197,000
10/13/94  Davie / State Road 84                       638,000      2,372,000       3,010,000       297,000
10/13/94  Carrollton / Marsh Lane                   1,022,000      2,512,000       3,534,000       296,000
10/31/94  Sherman Oaks / Van Nuys Blvd              1,423,000      3,173,000       4,596,000       416,000
12/19/94  Salt Lake City/West North Temple            420,000      1,059,000       1,479,000       142,000
12/27/94  Knoxville / Chapman Highway                 645,000      1,641,000       2,286,000       219,000
12/28/94  Milpitas / Watson Ii                      1,350,000      3,252,000       4,602,000       399,000
12/28/94  Las Vegas / Jones Blvd                    1,035,000      2,465,000       3,500,000       299,000
12/28/94  Venice / Guthrie                            495,000      1,185,000       1,680,000       144,000
12/30/94  Apple Valley / Foliage Ave                  780,000      1,903,000       2,683,000       251,000
 1/4/95   Chula Vista / Main Street                   735,000      1,891,000       2,626,000       265,000
 1/5/95   Pantego / West Park                         315,000        822,000       1,137,000       107,000
 1/12/95  Roswell / Alpharetta                        423,000      1,054,000       1,477,000       139,000
 1/23/95  North Bergen / Tonne                      1,564,000      3,827,000       5,391,000       402,000
 1/23/95  San Leandro / Hesperian                     734,000      1,767,000       2,501,000       196,000
 1/24/95  Nashville / Elm Hill                        338,000        958,000       1,296,000       163,000
 2/3/95   Reno / S. Mccarron Blvd                   1,080,000      2,605,000       3,685,000       308,000
 2/15/95  Schiller Park                             1,688,000      4,036,000       5,724,000       283,000
 2/15/95  Lansing                                   1,514,000      3,561,000       5,075,000       244,000

                                                                                                            Adjustment
                                                                                                            resulting
                                                                    Initial Cost                            from the
                                                           --------------------------------    Costs       acquisition
  Date                                        Encumbrances                   Building &      Subsequent    of minority
Acquired             Description                                Land        Improvements   to Acquisition   interests
----------------------------------------------------------------------------------------------------------------------
 2/15/95  Pleasanton                                            1,257,000        2,932,000          5,000
 2/15/95  LA/Sepulveda                                          1,453,000        3,390,000         31,000
 2/28/95  Decatur / Flat Shoal                                    970,000        2,288,000        132,000
 2/28/95  Smyrna / S. Cobb                                        663,000        1,559,000         62,000
 2/28/95  Downey / Bellflower                                     916,000        2,158,000         16,000
 2/28/95  Vallejo / Lincoln                                       445,000        1,052,000         56,000
 2/28/95  Lynnwood / 180Th St                                     516,000        1,205,000         94,000
 2/28/95  Kent / Pacific Hwy                                      728,000        1,711,000         37,000
 2/28/95  Kirkland                                              1,254,000        2,932,000         30,000
 2/28/95  Federal Way/Pacific                                     785,000        1,832,000        141,000
 2/28/95  Tampa / S. Dale                                         791,000        1,852,000        101,000
 2/28/95  Burlingame/Adrian Rd                                  2,280,000        5,349,000         52,000
 2/28/95  Miami / Cloverleaf                                      606,000        1,426,000         54,000
 2/28/95  Pinole / San Pablo                                      639,000        1,502,000         84,000
 2/28/95  South Gate / Firesto                                  1,442,000        3,449,000        119,000
 2/28/95  San Jose / Mabury                                       892,000        2,088,000          8,000
 2/28/95  La Puente / Valley Blvd                                 591,000        1,390,000         86,000
 2/28/95  San Jose / Capitol E                                  1,215,000        2,852,000         39,000
 2/28/95  Milwaukie / 40Th Street                                 576,000        1,388,000        (11,000)
 2/28/95  Portland / N. Lombard                                   812,000        1,900,000          5,000
 2/28/95  Miami / Biscayne                                      1,313,000        3,076,000         42,000
 2/28/95  Chicago / Clark Street                                  442,000        1,031,000         89,000
 2/28/95  Palatine / Dundee                                       698,000        1,643,000         48,000
 2/28/95  Williamsville/Transit                                   284,000          670,000         32,000
 2/28/95  Amherst / Sheridan                                      484,000        1,151,000         31,000
 3/2/95   Everett / Highway 99                                    859,000        2,022,000        135,000
 3/2/95   Burien / 1St Ave South                                  763,000        1,783,000        186,000
 3/2/95   Kent / South 238Th Street                               763,000        1,783,000        153,000
 3/31/95  Cheverly / Central Ave                                  911,000        2,164,000         18,000
 5/1/95   Sandy / S. State Street                               1,043,000        2,442,000        143,000
 5/3/95   Largo / Ulmerton Roa                                    263,000          654,000         83,000
 5/8/95   Fairfield/Western Street                                439,000        1,030,000         33,000
 5/8/95   Dallas / W. Mockingbird                               1,440,000        3,371,000         45,000
 5/8/95   East Point / Lakewood                                   884,000        2,071,000         94,000
 5/25/95  Falls Church / Gallo                                    350,000          835,000        112,000
 6/12/95  Baltimore / Old Waterloo                                769,000        1,850,000          7,000
 6/12/95  Pleasant Hill / Hookston                                766,000        1,848,000         32,000
 6/12/95  Mountain View/Old Middlefield                         2,095,000        4,913,000         17,000
 6/30/95  San Jose / Blossom Hill                               1,467,000        3,444,000         31,000
 6/30/95  Fairfield / Kings Highway                             1,811,000        4,273,000         75,000

                                                           Gross Carrying Value
                                                           At December 31, 1997
                                                --------------------------------------------
  Date                                                                                       Accumulated
Acquired             Description                    Land       Buildings         Total      Depreciation
----------------------------------------------------------------------------------------------------------
 2/15/95  Pleasanton                                1,257,000      2,937,000       4,194,000       208,000
 2/15/95  LA/Sepulveda                              1,453,000      3,421,000       4,874,000       229,000
 2/28/95  Decatur / Flat Shoal                        970,000      2,420,000       3,390,000       298,000
 2/28/95  Smyrna / S. Cobb                            663,000      1,621,000       2,284,000       193,000
 2/28/95  Downey / Bellflower                         916,000      2,174,000       3,090,000       253,000
 2/28/95  Vallejo / Lincoln                           445,000      1,108,000       1,553,000       131,000
 2/28/95  Lynnwood / 180Th St                         516,000      1,299,000       1,815,000       166,000
 2/28/95  Kent / Pacific Hwy                          728,000      1,748,000       2,476,000       204,000
 2/28/95  Kirkland                                  1,254,000      2,962,000       4,216,000       339,000
 2/28/95  Federal Way/Pacific                         785,000      1,973,000       2,758,000       247,000
 2/28/95  Tampa / S. Dale                             791,000      1,953,000       2,744,000       223,000
 2/28/95  Burlingame/Adrian Rd                      2,280,000      5,401,000       7,681,000       614,000
 2/28/95  Miami / Cloverleaf                          606,000      1,480,000       2,086,000       171,000
 2/28/95  Pinole / San Pablo                          639,000      1,586,000       2,225,000       192,000
 2/28/95  South Gate / Firesto                      1,442,000      3,568,000       5,010,000       436,000
 2/28/95  San Jose / Mabury                           892,000      2,096,000       2,988,000       238,000
 2/28/95  La Puente / Valley Blvd                     591,000      1,476,000       2,067,000       181,000
 2/28/95  San Jose / Capitol E                      1,215,000      2,891,000       4,106,000       334,000
 2/28/95  Milwaukie / 40Th Street                     579,000      1,374,000       1,953,000       161,000
 2/28/95  Portland / N. Lombard                       812,000      1,905,000       2,717,000       216,000
 2/28/95  Miami / Biscayne                          1,313,000      3,118,000       4,431,000       356,000
 2/28/95  Chicago / Clark Street                      442,000      1,120,000       1,562,000       125,000
 2/28/95  Palatine / Dundee                           698,000      1,691,000       2,389,000       198,000
 2/28/95  Williamsville/Transit                       284,000        702,000         986,000        83,000
 2/28/95  Amherst / Sheridan                          484,000      1,182,000       1,666,000       144,000
 3/2/95   Everett / Highway 99                        859,000      2,157,000       3,016,000       272,000
 3/2/95   Burien / 1St Ave South                      763,000      1,969,000       2,732,000       262,000
 3/2/95   Kent / South 238Th Street                   763,000      1,936,000       2,699,000       251,000
 3/31/95  Cheverly / Central Ave                      911,000      2,182,000       3,093,000       240,000
 5/1/95   Sandy / S. State Street                   1,043,000      2,585,000       3,628,000       303,000
 5/3/95   Largo / Ulmerton Roa                        263,000        737,000       1,000,000       100,000
 5/8/95   Fairfield/Western Street                    439,000      1,063,000       1,502,000       115,000
 5/8/95   Dallas / W. Mockingbird                   1,440,000      3,416,000       4,856,000       361,000
 5/8/95   East Point / Lakewood                       884,000      2,165,000       3,049,000       240,000
 5/25/95  Falls Church / Gallo                        350,000        947,000       1,297,000       115,000
 6/12/95  Baltimore / Old Waterloo                    769,000      1,857,000       2,626,000       193,000
 6/12/95  Pleasant Hill / Hookston                    766,000      1,880,000       2,646,000       203,000
 6/12/95  Mountain View/Old Middlefield             2,095,000      4,930,000       7,025,000       510,000
 6/30/95  San Jose / Blossom Hill                   1,467,000      3,475,000       4,942,000       352,000
 6/30/95  Fairfield / Kings Highway                 1,811,000      4,348,000       6,159,000       449,000

                                                                                                            Adjustment
                                                                                                            resulting
                                                                    Initial Cost                            from the
                                                           --------------------------------    Costs       acquisition
  Date                                        Encumbrances                   Building &      Subsequent    of minority
Acquired             Description                                Land        Improvements   to Acquisition   interests
----------------------------------------------------------------------------------------------------------------------
 6/30/95  Pacoima / Paxton Street                1,453,000        840,000        1,976,000         24,000
 6/30/95  Portland / Prescott                                     647,000        1,509,000         46,000
 6/30/95  St. Petersburg                                          352,000          827,000         48,000
 6/30/95  Dallas / Audelia Road                                 1,166,000        2,725,000        185,000
 6/30/95  Miami Gardens                                           823,000        1,929,000         48,000
 6/30/95  Grand Prairie / 19Th                                    566,000        1,329,000         53,000
 6/30/95  Joliet / Jefferson Street                               501,000        1,181,000         60,000
 6/30/95  Bridgeton / Pennridge                                   283,000          661,000         62,000
 6/30/95  Portland / S.E.92Nd                                     638,000        1,497,000         54,000
 6/30/95  Houston / S.W. Freeway                                  537,000        1,254,000         39,000
 6/30/95  Milwaukee / Brown                                       358,000          849,000         50,000
 6/30/95  Orlando / W. Oak Ridge                                  698,000        1,642,000         56,000
 6/30/95  Lauderhill / State Road                                 644,000        1,508,000         48,000
 6/30/95  Orange Park /Blanding Blvd                              394,000          918,000         48,000
 6/30/95  St. Petersburg /Joe'S Creek                             704,000        1,642,000         48,000
 6/30/95  St. Louis / Page Service Drive                          531,000        1,241,000         45,000
 6/30/95  Independence /E. 42Nd                                   438,000        1,023,000         82,000
 6/30/95  Cherry Hill / Dobbs Lane                                716,000        1,676,000          9,000
 6/30/95  Edgewater Park / Route 130                              683,000        1,593,000         24,000
 6/30/95  Beaverton / S.W. 110                                    572,000        1,342,000         22,000
 6/30/95  Markham / W. 159Th Place                                230,000          539,000         36,000
 6/30/95  Houston / N.W. Freeway                                  447,000        1,066,000         67,000
 6/30/95  Portland / Gantenbein                                   537,000        1,262,000         10,000
 6/30/95  Upper Chichester/Market St.                             569,000        1,329,000         22,000
 6/30/95  Fort Worth / Hwy 80                                     379,000          891,000         43,000
 6/30/95  Greenfield/ S. 108Th                                    728,000        1,707,000         67,000
 6/30/95  Altamonte Springs                                       566,000        1,326,000         19,000
 6/30/95  East Hazel Crest / Halsted I                            483,000        1,127,000         38,000
 6/30/95  Seattle / Delridge Way                                  760,000        1,779,000         63,000
 6/30/95  Elmhurst / Lake Frontage Rd                             748,000        1,758,000         49,000
 6/30/95  Los Angeles / Beverly Blvd                              787,000        1,886,000        118,000
 6/30/95  Lawrenceville / Brunswick                               841,000        1,961,000         30,000
 6/30/95  Richmond / Carlson                                      865,000        2,025,000         66,000
 6/30/95  Liverpool / Oswego Road                                 545,000        1,279,000         31,000
 6/30/95  Rochester / East Ave                                    578,000        1,375,000         35,000
 6/30/95  Pasadena / E. Beltway                                   757,000        1,767,000         47,000
 7/13/95  Tarzana / Burbank Blvd                                2,895,000        6,823,000        219,000
 7/31/95  Orlando / Lakehurst                    1,077,000        450,000        1,063,000         33,000
 7/31/95  Livermore / Portola                    1,447,000        921,000        2,157,000         75,000
 7/31/95  San Jose / Tully Ii                    1,788,000        912,000        2,137,000         73,000

                                                           Gross Carrying Value
                                                           At December 31, 1997
                                                --------------------------------------------
  Date                                                                                       Accumulated
Acquired             Description                    Land       Buildings         Total      Depreciation
----------------------------------------------------------------------------------------------------------
 6/30/95  Pacoima / Paxton Street                   840,000      2,000,000       2,840,000       206,000
 6/30/95  Portland / Prescott                       647,000      1,555,000       2,202,000       157,000
 6/30/95  St. Petersburg                            352,000        875,000       1,227,000        91,000
 6/30/95  Dallas / Audelia Road                   1,166,000      2,910,000       4,076,000       301,000
 6/30/95  Miami Gardens                             823,000      1,977,000       2,800,000       195,000
 6/30/95  Grand Prairie / 19Th                      566,000      1,382,000       1,948,000       142,000
 6/30/95  Joliet / Jefferson Street                 501,000      1,241,000       1,742,000       130,000
 6/30/95  Bridgeton / Pennridge                     283,000        723,000       1,006,000        70,000
 6/30/95  Portland / S.E.92Nd                       638,000      1,551,000       2,189,000       155,000
 6/30/95  Houston / S.W. Freeway                    537,000      1,293,000       1,830,000       126,000
 6/30/95  Milwaukee / Brown                         358,000        899,000       1,257,000        99,000
 6/30/95  Orlando / W. Oak Ridge                    698,000      1,698,000       2,396,000       174,000
 6/30/95  Lauderhill / State Road                   644,000      1,556,000       2,200,000       153,000
 6/30/95  Orange Park /Blanding Blvd                394,000        966,000       1,360,000        93,000
 6/30/95  St. Petersburg /Joe'S Creek               704,000      1,690,000       2,394,000       168,000
 6/30/95  St. Louis / Page Service Drive            531,000      1,286,000       1,817,000       130,000
 6/30/95  Independence /E. 42Nd                     438,000      1,105,000       1,543,000       111,000
 6/30/95  Cherry Hill / Dobbs Lane                  716,000      1,685,000       2,401,000       166,000
 6/30/95  Edgewater Park / Route 130                683,000      1,617,000       2,300,000       158,000
 6/30/95  Beaverton / S.W. 110                      572,000      1,364,000       1,936,000       133,000
 6/30/95  Markham / W. 159Th Place                  230,000        575,000         805,000        61,000
 6/30/95  Houston / N.W. Freeway                    447,000      1,133,000       1,580,000       126,000
 6/30/95  Portland / Gantenbein                     537,000      1,272,000       1,809,000       126,000
 6/30/95  Upper Chichester/Market St.               569,000      1,351,000       1,920,000       133,000
 6/30/95  Fort Worth / Hwy 80                       379,000        934,000       1,313,000        95,000
 6/30/95  Greenfield/ S. 108Th                      728,000      1,774,000       2,502,000       176,000
 6/30/95  Altamonte Springs                         566,000      1,345,000       1,911,000       133,000
 6/30/95  East Hazel Crest / Halsted I              483,000      1,165,000       1,648,000       114,000
 6/30/95  Seattle / Delridge Way                    760,000      1,842,000       2,602,000       182,000
 6/30/95  Elmhurst / Lake Frontage Rd               748,000      1,807,000       2,555,000       182,000
 6/30/95  Los Angeles / Beverly Blvd                787,000      2,004,000       2,791,000       224,000
 6/30/95  Lawrenceville / Brunswick                 841,000      1,991,000       2,832,000       198,000
 6/30/95  Richmond / Carlson                        865,000      2,091,000       2,956,000       211,000
 6/30/95  Liverpool / Oswego Road                   545,000      1,310,000       1,855,000       131,000
 6/30/95  Rochester / East Ave                      578,000      1,410,000       1,988,000       145,000
 6/30/95  Pasadena / E. Beltway                     757,000      1,814,000       2,571,000       173,000
 7/13/95  Tarzana / Burbank Blvd                  2,895,000      7,042,000       9,937,000       733,000
 7/31/95  Orlando / Lakehurst                       450,000      1,096,000       1,546,000       107,000
 7/31/95  Livermore / Portola                       921,000      2,232,000       3,153,000       221,000
 7/31/95  San Jose / Tully Ii                       912,000      2,210,000       3,122,000       217,000

                                                                                                            Adjustment
                                                                                                            resulting
                                                                    Initial Cost                            from the
                                                           --------------------------------    Costs       acquisition
  Date                                        Encumbrances                   Building &      Subsequent    of minority
Acquired             Description                                Land        Improvements   to Acquisition   interests
----------------------------------------------------------------------------------------------------------------------
 7/31/95  Mission Bay                            4,441,000      1,617,000        3,785,000        287,000
 7/31/95  Las Vegas / Decatur                                   1,147,000        2,697,000         52,000
 7/31/95  Pleasanton / Stanley                   3,187,000      1,624,000        3,811,000         43,000
 7/31/95  Castro Valley / Grove                                   757,000        1,772,000         21,000
 7/31/95  Honolulu / Kaneohe                                    1,215,000        2,846,000         97,000
 7/31/95  Chicago / Wabash Ave                                    645,000        1,535,000         98,000
 7/31/95  Springfield / Parker                                    765,000        1,834,000         52,000
 7/31/95  Huntington Bch/Gotham                                   765,000        1,808,000         76,000
 7/31/95  Tucker / Lawrenceville                                  630,000        1,480,000         75,000
 7/31/95  Marietta / Canton Road                                  600,000        1,423,000         46,000
 7/31/95  Wheeling / Hintz                                        450,000        1,054,000         45,000
 8/1/95   Gresham / Division                                      607,000        1,428,000         24,000
 8/1/95   Tucker / Lawrenceville                                  600,000        1,405,000         68,000
 8/1/95   Decatur / Covington                                     720,000        1,694,000         75,000
 8/11/95  Studio City/Ventura                                   1,285,000        3,015,000         24,000
 8/12/95  Smyrna / Hargrove Road                                1,020,000        3,038,000        203,000
 9/1/95   Hayward / Mission Blvd                                1,020,000        2,383,000         29,000
 9/1/95   Park City / Belvider                                    600,000        1,405,000         24,000
 9/1/95   New Castle/Dupont Parkway                               990,000        2,369,000         25,000
 9/1/95   Las Vegas / Rainbow                                   1,050,000        2,459,000         44,000
 9/1/95   Mountain View / Reng                                    945,000        2,216,000         32,000
 9/1/95   Venice / Cadillac                                       930,000        2,182,000         99,000
 9/1/95   Simi Valley /Los Angeles                              1,590,000        3,724,000         73,000
 9/1/95   Spring Valley/Foreman                                 1,095,000        2,572,000         18,000
 9/6/95   Darien / Frontage Road                                  975,000        2,321,000         38,000
 9/30/95  Van Nuys/Balboa Blvd                                  1,920,000        4,504,000        249,000
10/31/95  San Lorenzo /Hesperian                                1,590,000        3,716,000         54,000
10/31/95  Chicago / W. 47Th Street                                300,000          708,000         51,000
10/31/95  Los Angeles / Eastern                                   455,000        1,070,000         73,000
11/15/95  Costa Mesa - B                                          522,000        1,218,000         19,000
11/15/95  Plano / E. 14Th                                         705,000        1,646,000         22,000
11/15/95  Citrus Heights/Sunrise                                  520,000        1,213,000         60,000
11/15/95  Modesto/Briggsmore Ave                                  470,000        1,097,000         46,000
11/15/95  So San Francisco/Spruce                               1,905,000        4,444,000         52,000
11/15/95  Pacheco/Buchanan Circle                4,085,000      1,681,000        3,951,000         33,000
11/16/95  Palm Beach Gardens                                      657,000        1,540,000         66,000
11/16/95  Delray Beach                                            600,000        1,407,000         69,000
 1/3/96   San Gabriel                                           1,005,000        2,345,000        150,000
 1/5/96   San Francisco, Second St.                             2,880,000        6,814,000         41,000
 1/12/96  San Antonio, TX                                         912,000        2,170,000         43,000

                                                           Gross Carrying Value
                                                           At December 31, 1997
                                                --------------------------------------------
  Date                                                                                       Accumulated
Acquired             Description                    Land       Buildings         Total      Depreciation
----------------------------------------------------------------------------------------------------------
 7/31/95  Mission Bay                             1,617,000      4,072,000       5,689,000       416,000
 7/31/95  Las Vegas / Decatur                     1,147,000      2,749,000       3,896,000       272,000
 7/31/95  Pleasanton / Stanley                    1,624,000      3,854,000       5,478,000       379,000
 7/31/95  Castro Valley / Grove                     757,000      1,793,000       2,550,000       175,000
 7/31/95  Honolulu / Kaneohe                      1,215,000      2,943,000       4,158,000       296,000
 7/31/95  Chicago / Wabash Ave                      645,000      1,633,000       2,278,000       165,000
 7/31/95  Springfield / Parker                      765,000      1,886,000       2,651,000       189,000
 7/31/95  Huntington Bch/Gotham                     765,000      1,884,000       2,649,000       194,000
 7/31/95  Tucker / Lawrenceville                    630,000      1,555,000       2,185,000       160,000
 7/31/95  Marietta / Canton Road                    600,000      1,469,000       2,069,000       151,000
 7/31/95  Wheeling / Hintz                          450,000      1,099,000       1,549,000       109,000
 8/1/95   Gresham / Division                        607,000      1,452,000       2,059,000       145,000
 8/1/95   Tucker / Lawrenceville                    600,000      1,473,000       2,073,000       149,000
 8/1/95   Decatur / Covington                       720,000      1,769,000       2,489,000       179,000
 8/11/95  Studio City/Ventura                     1,285,000      3,039,000       4,324,000       303,000
 8/12/95  Smyrna / Hargrove Road                  1,020,000      3,241,000       4,261,000       299,000
 9/1/95   Hayward / Mission Blvd                  1,020,000      2,412,000       3,432,000       227,000
 9/1/95   Park City / Belvider                      600,000      1,429,000       2,029,000       136,000
 9/1/95   New Castle/Dupont Parkway                 990,000      2,394,000       3,384,000       224,000
 9/1/95   Las Vegas / Rainbow                     1,050,000      2,503,000       3,553,000       238,000
 9/1/95   Mountain View / Reng                      945,000      2,248,000       3,193,000       212,000
 9/1/95   Venice / Cadillac                         930,000      2,281,000       3,211,000       219,000
 9/1/95   Simi Valley /Los Angeles                1,590,000      3,797,000       5,387,000       359,000
 9/1/95   Spring Valley/Foreman                   1,095,000      2,590,000       3,685,000       244,000
 9/6/95   Darien / Frontage Road                    975,000      2,359,000       3,334,000       239,000
 9/30/95  Van Nuys/Balboa Blvd                    1,920,000      4,753,000       6,673,000       166,000
10/31/95  San Lorenzo /Hesperian                  1,590,000      3,770,000       5,360,000       112,000
10/31/95  Chicago / W. 47Th Street                  300,000        759,000       1,059,000        27,000
10/31/95  Los Angeles / Eastern                     455,000      1,143,000       1,598,000        35,000
11/15/95  Costa Mesa - B                            522,000      1,237,000       1,759,000        89,000
11/15/95  Plano / E. 14Th                           705,000      1,668,000       2,373,000       117,000
11/15/95  Citrus Heights/Sunrise                    520,000      1,273,000       1,793,000        94,000
11/15/95  Modesto/Briggsmore Ave                    470,000      1,143,000       1,613,000        84,000
11/15/95  So San Francisco/Spruce                 1,905,000      4,496,000       6,401,000       321,000
11/15/95  Pacheco/Buchanan Circle                 1,681,000      3,984,000       5,665,000       291,000
11/16/95  Palm Beach Gardens                        657,000      1,606,000       2,263,000       150,000
11/16/95  Delray Beach                              600,000      1,476,000       2,076,000       139,000
 1/3/96   San Gabriel                             1,005,000      2,495,000       3,500,000       199,000
 1/5/96   San Francisco, Second St.               2,880,000      6,855,000       9,735,000       533,000
 1/12/96  San Antonio, TX                           912,000      2,213,000       3,125,000       175,000

                                                                                                            Adjustment
                                                                                                            resulting
                                                                    Initial Cost                            from the
                                                           --------------------------------    Costs       acquisition
  Date                                        Encumbrances                   Building &      Subsequent    of minority
Acquired             Description                                Land        Improvements   to Acquisition   interests
----------------------------------------------------------------------------------------------------------------------
 2/29/96  Naples, FL/Old US 41                                    849,000        2,016,000         32,000
 2/29/96  Lake Worth, FL/S. Military Tr.                        1,782,000        4,723,000         66,000
 2/29/96  Brandon, FL/W Brandon Blvd.                           1,928,000        4,523,000        645,000
 2/29/96  Coral Springs FL/W Sample Rd.                         3,480,000        8,148,000         79,000
 2/29/96  Delray Beach FL/S Military Tr                           941,000        2,222,000        116,000
 2/29/96  Jupiter FL/Military Trail                             2,280,000        5,347,000         26,000
 2/29/96  Lakeworth FL/Lake Worth Rd                              737,000        1,742,000         85,000
 2/29/96  New Port Richey FL/State rd 54                          857,000        2,025,000         69,000
 2/29/96  Pompano Beach FL/ W Copans                            1,601,000        3,756,000         77,000
 2/29/96  Sanford FL/S Orlando Dr                                 734,000        1,749,000      1,787,000
 3/8/96   Atlanta/Roswell                                         898,000        3,649,000         26,000
 3/31/96  Oakland, CA                                           1,065,000        2,764,000         65,000
 3/31/96  Saratoga, CA                                          2,339,000        6,081,000         25,000
 3/31/96  Randallstown, MD                                      1,359,000        3,527,000         54,000
 3/31/96  Plano, TX                                               650,000        1,682,000         43,000
 3/31/96  Houston, TX                                             543,000        1,402,000         25,000
 3/31/96  Irvine, CA                                            1,920,000        4,975,000        186,000
 3/31/96  Milwaukee, WI                                           542,000        1,402,000         30,000
 3/31/96  Carrollton, TX                                          578,000        1,495,000         23,000
 3/31/96  Torrance, CA                                          1,415,000        3,675,000         59,000
 3/31/96  Jacksonville, FL                                        713,000        1,845,000         45,000
 3/31/96  Dallas, TX                                              315,000          810,000         28,000
 3/31/96  Houston, TX                                             669,000        1,724,000        125,000
 3/31/96  Baltimore, MD                                           842,000        2,180,000         30,000
 3/31/96  New Haven, CT                                           740,000        1,907,000         20,000
 4/1/96   Chicago/Pulaski                                         764,000        1,869,000         57,000
 4/1/96   Las Vegas/Desert Inn                                  1,115,000        2,729,000         36,000
 4/1/96   Torrance/Crenshaw                                       916,000        2,243,000         23,000
 4/1/96   Weymouth, WA state                                      485,000        1,187,000         18,000
 4/1/96   St. Louis/Barrett Station Road                          630,000        1,542,000         14,000
 4/1/96   Rockville/Randolph                                    1,153,000        2,823,000          7,000
 4/1/96   Simi Valley/East Street                                 970,000        2,374,000          8,000
 4/1/96   Houston/Westheimer III                                1,390,000        3,402,000        230,000
 4/3/96   Naples, FL                                            1,187,000        2,809,000         80,000
 6/26/96  Boca Raton FL MINI                                    3,180,000        7,468,000        151,000
 6/28/96  Venice FL                                               669,000        1,575,000         76,000
 6/30/96  Las Vegas, NV                                           921,000        2,155,000         65,000
 6/30/96  Bedford Park, IL                                        606,000        1,419,000         69,000
 6/30/96  Los Angeles, CA                                         692,000        1,616,000         21,000
 6/30/96  Silver Spring, MD                                     1,513,000        3,535,000         41,000

                                                           Gross Carrying Value
                                                           At December 31, 1997
                                                --------------------------------------------
  Date                                                                                       Accumulated
Acquired             Description                    Land       Buildings         Total      Depreciation
----------------------------------------------------------------------------------------------------------
 2/29/96  Naples, FL/Old US 41                        849,000      2,048,000       2,897,000       147,000
 2/29/96  Lake Worth, FL/S. Military Tr.            1,782,000      4,789,000       6,571,000       338,000
 2/29/96  Brandon, FL/W Brandon Blvd.               1,928,000      5,168,000       7,096,000       351,000
 2/29/96  Coral Springs FL/W Sample Rd.             3,480,000      8,227,000      11,707,000       582,000
 2/29/96  Delray Beach FL/S Military Tr               941,000      2,338,000       3,279,000       175,000
 2/29/96  Jupiter FL/Military Trail                 2,280,000      5,373,000       7,653,000       379,000
 2/29/96  Lakeworth FL/Lake Worth Rd                  737,000      1,827,000       2,564,000       136,000
 2/29/96  New Port Richey FL/State rd 54              857,000      2,094,000       2,951,000       154,000
 2/29/96  Pompano Beach FL/ W Copans                1,601,000      3,833,000       5,434,000       278,000
 2/29/96  Sanford FL/S Orlando Dr                     975,000      3,295,000       4,270,000       165,000
 3/8/96   Atlanta/Roswell                             898,000      3,675,000       4,573,000       261,000
 3/31/96  Oakland, CA                               1,065,000      2,829,000       3,894,000       191,000
 3/31/96  Saratoga, CA                              2,339,000      6,106,000       8,445,000       408,000
 3/31/96  Randallstown, MD                          1,359,000      3,581,000       4,940,000       247,000
 3/31/96  Plano, TX                                   650,000      1,725,000       2,375,000       122,000
 3/31/96  Houston, TX                                 543,000      1,427,000       1,970,000        95,000
 3/31/96  Irvine, CA                                1,920,000      5,161,000       7,081,000       355,000
 3/31/96  Milwaukee, WI                               542,000      1,432,000       1,974,000        96,000
 3/31/96  Carrollton, TX                              578,000      1,518,000       2,096,000       103,000
 3/31/96  Torrance, CA                              1,415,000      3,734,000       5,149,000       259,000
 3/31/96  Jacksonville, FL                            713,000      1,890,000       2,603,000       127,000
 3/31/96  Dallas, TX                                  315,000        838,000       1,153,000        58,000
 3/31/96  Houston, TX                                 669,000      1,849,000       2,518,000       142,000
 3/31/96  Baltimore, MD                               842,000      2,210,000       3,052,000       149,000
 3/31/96  New Haven, CT                               740,000      1,927,000       2,667,000       130,000
 4/1/96   Chicago/Pulaski                             764,000      1,926,000       2,690,000        50,000
 4/1/96   Las Vegas/Desert Inn                      1,115,000      2,765,000       3,880,000       120,000
 4/1/96   Torrance/Crenshaw                           916,000      2,266,000       3,182,000        76,000
 4/1/96   Weymouth, WA state                          485,000      1,205,000       1,690,000       (23,000)
 4/1/96   St. Louis/Barrett Station Road              630,000      1,556,000       2,186,000        32,000
 4/1/96   Rockville/Randolph                        1,153,000      2,830,000       3,983,000        84,000
 4/1/96   Simi Valley/East Street                     970,000      2,382,000       3,352,000        87,000
 4/1/96   Houston/Westheimer III                    1,390,000      3,632,000       5,022,000       143,000
 4/3/96   Naples, FL                                1,187,000      2,889,000       4,076,000       210,000
 6/26/96  Boca Raton FL MINI                        3,180,000      7,619,000      10,799,000       441,000
 6/28/96  Venice FL                                   669,000      1,651,000       2,320,000       106,000
 6/30/96  Las Vegas, NV                               921,000      2,220,000       3,141,000       137,000
 6/30/96  Bedford Park, IL                            606,000      1,488,000       2,094,000        95,000
 6/30/96  Los Angeles, CA                             692,000      1,637,000       2,329,000       102,000
 6/30/96  Silver Spring, MD                         1,513,000      3,576,000       5,089,000       214,000

                                                                                                            Adjustment
                                                                                                            resulting
                                                                    Initial Cost                            from the
                                                           --------------------------------    Costs       acquisition
  Date                                        Encumbrances                   Building &      Subsequent    of minority
Acquired             Description                                Land        Improvements   to Acquisition   interests
----------------------------------------------------------------------------------------------------------------------
 6/30/96  Newark, CA                                            1,051,000        2,458,000         15,000
 6/30/96  Brooklyn, NY                                            783,000        1,830,000         57,000
 7/2/96   Glen Burnie/Furnace Br Rd MD                          1,755,000        4,150,000         48,000
 7/22/96  Lakewood/W Hampton CO                                   717,000        2,092,000         39,000
 8/13/96  Norcross/Holcomb Bridge Rd                              955,000        3,117,000         18,000
 9/5/96   Spring Valley/S Pascack rd NY                         1,260,000        2,966,000        107,000
 9/16/96  Dallas/Royal Lane                                     1,008,000        2,426,000         65,000
 9/16/96  Colorado Springs/Tomah Drive                            731,000        1,759,000         34,000
 9/16/96  Lewisville/S. Stemmons                                  603,000        1,451,000         39,000
 9/16/96  Las Vegas/Boulder Hwy.                                  947,000        2,279,000         34,000
 9/16/96  Sarasota/S. Tamiami Trail                               584,000        1,407,000         20,000
 9/16/96  Willow Grove/Maryland Road                              673,000        1,620,000         16,000
 9/16/96  Houston/W. Montgomery Rd.                               524,000        1,261,000         36,000
 9/16/96  Denver/W. Hampden                                     1,084,000        2,609,000         35,000
 9/16/96  Littleton/Southpark Way                                 922,000        2,221,000         22,000
 9/16/96  Petaluma/Baywood Drive                                  861,000        2,074,000         19,000
 9/16/96  Canoga Park/Sherman Way                               1,543,000        3,716,000         35,000
 9/16/96  Jacksonville/South Lane Ave.                            554,000        1,334,000         60,000
 9/16/96  Newport News/Warwick Blvd.                              575,000        1,385,000         24,000
 9/16/96  Greenbrook/Route 22                                   1,227,000        2,954,000         45,000
 9/16/96  Monsey/Route 59                                       1,068,000        2,572,000         19,000
 9/16/96  Santa Rosa/Santa Rosa Ave.                              575,000        1,385,000         11,000
 9/16/96  Fort Worth/Brentwood Stair                              823,000        2,016,000         57,000
 9/16/96  Glendale/San Fernando Road                            2,500,000        6,124,000         15,000
 9/16/96  Houston/Harwin                                          549,000        1,344,000         48,000
 9/16/96  Irvine/Cowan Street                                   1,890,000        4,631,000         54,000
 9/16/96  Fairfield/Dixie Highway                                 427,000        1,046,000         17,000
 9/16/96  Mesa/Country Club Drive                                 701,000        1,718,000         10,000
 9/16/96  San Francisco/Geary Blvd.                             2,957,000        7,244,000         16,000
 9/16/96  Houston/Gulf Freeway                                    701,000        1,718,000         44,000
 9/16/96  Las Vegas/S. Decatur Blvd.                            1,037,000        2,539,000         36,000
 9/16/96  Tempe/McKellips Road                                    823,000        1,972,000         77,000
 9/16/96  Richland Hills/Airport Fwy.                             473,000        1,158,000         38,000
10/11/96  Virginia Beach/Southern Blvd                            282,000          610,000        127,000
10/11/96  Chesapeake/Military Hwy                                 912,000        1,974,000        205,000
10/11/96  Hampton/Pembroke Road                                 1,080,000        2,346,000        232,000
10/11/96  Norfolk/Widgeon Road                                  1,110,000        2,405,000        182,000
10/11/96  Richmond/Bloom Lane                                   1,188,000        2,512,000        128,000
10/11/96  Richmond/Midlothian Park                                762,000        1,588,000        274,000
10/11/96  Roanoke/Peters Creek Road                               819,000        1,776,000        102,000

                                                           Gross Carrying Value
                                                           At December 31, 1997
                                                --------------------------------------------
  Date                                                                                       Accumulated
Acquired             Description                    Land       Buildings         Total      Depreciation
----------------------------------------------------------------------------------------------------------
 6/30/96  Newark, CA                              1,051,000      2,473,000       3,524,000       149,000
 6/30/96  Brooklyn, NY                              783,000      1,887,000       2,670,000       115,000
 7/2/96   Glen Burnie/Furnace Br Rd MD            1,755,000      4,198,000       5,953,000       242,000
 7/22/96  Lakewood/W Hampton CO                     716,000      2,132,000       2,848,000       122,000
 8/13/96  Norcross/Holcomb Bridge Rd                955,000      3,135,000       4,090,000       169,000
 9/5/96   Spring Valley/S Pascack rd NY           1,260,000      3,073,000       4,333,000       169,000
 9/16/96  Dallas/Royal Lane                       1,008,000      2,491,000       3,499,000       104,000
 9/16/96  Colorado Springs/Tomah Drive              731,000      1,793,000       2,524,000        83,000
 9/16/96  Lewisville/S. Stemmons                    603,000      1,490,000       2,093,000        64,000
 9/16/96  Las Vegas/Boulder Hwy.                    947,000      2,313,000       3,260,000       103,000
 9/16/96  Sarasota/S. Tamiami Trail                 584,000      1,427,000       2,011,000        61,000
 9/16/96  Willow Grove/Maryland Road                673,000      1,636,000       2,309,000        72,000
 9/16/96  Houston/W. Montgomery Rd.                 524,000      1,297,000       1,821,000        53,000
 9/16/96  Denver/W. Hampden                       1,084,000      2,644,000       3,728,000       117,000
 9/16/96  Littleton/Southpark Way                   922,000      2,243,000       3,165,000        96,000
 9/16/96  Petaluma/Baywood Drive                    861,000      2,093,000       2,954,000        91,000
 9/16/96  Canoga Park/Sherman Way                 1,543,000      3,751,000       5,294,000       163,000
 9/16/96  Jacksonville/South Lane Ave.              554,000      1,394,000       1,948,000        63,000
 9/16/96  Newport News/Warwick Blvd.                575,000      1,409,000       1,984,000        60,000
 9/16/96  Greenbrook/Route 22                     1,227,000      2,999,000       4,226,000       129,000
 9/16/96  Monsey/Route 59                         1,068,000      2,591,000       3,659,000       112,000
 9/16/96  Santa Rosa/Santa Rosa Ave.                575,000      1,396,000       1,971,000        58,000
 9/16/96  Fort Worth/Brentwood Stair                823,000      2,073,000       2,896,000        92,000
 9/16/96  Glendale/San Fernando Road              2,500,000      6,139,000       8,639,000       274,000
 9/16/96  Houston/Harwin                            549,000      1,392,000       1,941,000        60,000
 9/16/96  Irvine/Cowan Street                     1,890,000      4,685,000       6,575,000       205,000
 9/16/96  Fairfield/Dixie Highway                   427,000      1,063,000       1,490,000        44,000
 9/16/96  Mesa/Country Club Drive                   701,000      1,728,000       2,429,000        75,000
 9/16/96  San Francisco/Geary Blvd.               2,957,000      7,260,000      10,217,000       325,000
 9/16/96  Houston/Gulf Freeway                      701,000      1,762,000       2,463,000        77,000
 9/16/96  Las Vegas/S. Decatur Blvd.              1,037,000      2,575,000       3,612,000       115,000
 9/16/96  Tempe/McKellips Road                      823,000      2,049,000       2,872,000        92,000
 9/16/96  Richland Hills/Airport Fwy.               473,000      1,196,000       1,669,000        51,000
10/11/96  Virginia Beach/Southern Blvd              282,000        737,000       1,019,000        42,000
10/11/96  Chesapeake/Military Hwy                   912,000      2,179,000       3,091,000       103,000
10/11/96  Hampton/Pembroke Road                   1,080,000      2,578,000       3,658,000       137,000
10/11/96  Norfolk/Widgeon Road                    1,110,000      2,587,000       3,697,000       134,000
10/11/96  Richmond/Bloom Lane                     1,188,000      2,640,000       3,828,000       133,000
10/11/96  Richmond/Midlothian Park                  762,000      1,862,000       2,624,000       108,000
10/11/96  Roanoke/Peters Creek Road                 819,000      1,878,000       2,697,000        95,000

                                          F-34

                                                                                                            Adjustment
                                                                                                            resulting
                                                                    Initial Cost                            from the
                                                           --------------------------------    Costs       acquisition
  Date                                        Encumbrances                   Building &      Subsequent    of minority
Acquired             Description                                Land        Improvements   to Acquisition   interests
----------------------------------------------------------------------------------------------------------------------
10/11/96  Orlando/E Oakridge Rd                                   927,000        2,020,000         74,000
10/11/96  Orlando/South Hwy 17-92                               1,170,000        2,549,000         60,000
10/25/96  Austin/Renelli                                        1,710,000        3,990,000         66,000
10/25/96  Austin/Santiago                                         900,000        2,100,000         62,000
10/25/96  Dallas/East N.W. Highway                                698,000        1,628,000         20,000
10/25/96  Dallas/Denton Drive                                     900,000        2,100,000         58,000
10/25/96  Houston/Hempstead                                       518,000        1,207,000         84,000
10/25/96  Pasadena/So. Shaver                                     420,000          980,000         26,000
10/31/96  Houston/Joel Wheaton Rd                                 465,000        1,085,000         26,000
10/31/96  Mt Holly/541 Bypass                                     360,000          840,000         10,000
11/13/96  Big A/Forest Park                                       270,000          630,000        929,000
11/13/96  Town East/Mesquite                                      330,000          770,000         17,000
11/14/96  Bossier City LA                                         633,000        1,488,000         50,000
 12/5/96  Lake Forest/Bake Parkway                                971,000        2,173,000        536,000
12/16/96  Cherry Hill/Old Cuthbert                                645,000        1,505,000         49,000
12/16/96  Oklahoma City/SW 74th Exprw.                            375,000          875,000         50,000
12/16/96  Oklahoma City/S Santa Fe                                360,000          840,000         45,000
12/16/96  Oklahoma City/S. May                                    360,000          840,000         47,000
12/16/96  Arlington/S. Watson Rd.                                 930,000        2,170,000         58,000
12/16/96  Richardson/E. Arapaho                                 1,290,000        3,010,000         68,000
12/23/96  Upper Darby/Lansdowne                                   899,000        2,272,000         13,000
12/23/96  Plymouth Meeting /Chemical                            1,109,000        2,802,000         10,000
12/23/96  Philadelphia/Byberry                                  1,019,000        2,575,000         37,000
12/23/96  Ft. Lauderdale/State Road                             1,199,000        3,030,000         27,000
12/23/96  Englewood/Costilla                                    1,739,000        4,393,000          6,000
12/23/96  Lilburn/Beaver Ruin Road                                600,000        1,515,000          7,000
12/23/96  Carmichael/Fair Oaks IL                                 809,000        2,045,000         28,000
12/23/96  Portland/Division Street                                989,000        2,499,000          7,000
12/23/96  Napa/Industrial                                         660,000        1,666,000         43,000
12/23/96  Wheatridge/W. 44th Avenue IL                          1,439,000        3,636,000         12,000
12/23/96  Las Vegas/Charleston IL                               1,049,000        2,651,000         21,000
12/23/96  Las Vegas/South Arvill                                  929,000        2,348,000         24,000
12/23/96  Los Angeles/Santa Monica II                           3,328,000        8,407,000         46,000
12/23/96  Warren/Schoenherr Rd.                                   749,000        1,894,000         28,000
12/23/96  Portland/N.E. 71st Avenue                               869,000        2,196,000         40,000
12/23/96  Seattle/Pacific Hwy. South                              689,000        1,742,000         13,000
12/23/96  Broadview/S. 25th Avenue                              1,289,000        3,257,000         31,000
12/23/96  Winter Springs/W. St. Rte 434                           689,000        1,742,000         20,000
12/23/96  Tampa/15th Street                                       420,000        1,060,000         27,000
12/23/96  Pompano Beach/S. Dixie Hwy.                             930,000        2,292,000         70,000

                                                           Gross Carrying Value
                                                           At December 31, 1997
                                                --------------------------------------------
  Date                                                                                       Accumulated
Acquired             Description                    Land       Buildings         Total      Depreciation
----------------------------------------------------------------------------------------------------------
10/11/96  Orlando/E Oakridge Rd                      927,000      2,094,000       3,021,000       103,000
10/11/96  Orlando/South Hwy 17-92                  1,170,000      2,609,000       3,779,000       126,000
10/25/96  Austin/Renelli                           1,710,000      4,056,000       5,766,000       195,000
10/25/96  Austin/Santiago                            900,000      2,162,000       3,062,000       106,000
10/25/96  Dallas/East N.W. Highway                   698,000      1,648,000       2,346,000        77,000
10/25/96  Dallas/Denton Drive                        900,000      2,158,000       3,058,000       101,000
10/25/96  Houston/Hempstead                          518,000      1,291,000       1,809,000        61,000
10/25/96  Pasadena/So. Shaver                        420,000      1,006,000       1,426,000        47,000
10/31/96  Houston/Joel Wheaton Rd                    465,000      1,111,000       1,576,000        48,000
10/31/96  Mt Holly/541 Bypass                        360,000        850,000       1,210,000        37,000
11/13/96  Big A/Forest Park                          270,000      1,559,000       1,829,000       126,000
11/13/96  Town East/Mesquite                         330,000        787,000       1,117,000        35,000
11/14/96  Bossier City LA                            633,000      1,538,000       2,171,000        68,000
 12/5/96  Lake Forest/Bake Parkway                   971,000      2,709,000       3,680,000        21,000
12/16/96  Cherry Hill/Old Cuthbert                   645,000      1,554,000       2,199,000        63,000
12/16/96  Oklahoma City/SW 74th Exprw.               375,000        925,000       1,300,000        36,000
12/16/96  Oklahoma City/S Santa Fe                   360,000        885,000       1,245,000        35,000
12/16/96  Oklahoma City/S. May                       360,000        887,000       1,247,000        35,000
12/16/96  Arlington/S. Watson Rd.                    930,000      2,228,000       3,158,000        89,000
12/16/96  Richardson/E. Arapaho                    1,290,000      3,078,000       4,368,000       127,000
12/23/96  Upper Darby/Lansdowne                      899,000      2,285,000       3,184,000        92,000
12/23/96  Plymouth Meeting /Chemical               1,109,000      2,812,000       3,921,000        41,000
12/23/96  Philadelphia/Byberry                     1,019,000      2,612,000       3,631,000       106,000
12/23/96  Ft. Lauderdale/State Road                1,199,000      3,057,000       4,256,000       123,000
12/23/96  Englewood/Costilla                       1,739,000      4,399,000       6,138,000       177,000
12/23/96  Lilburn/Beaver Ruin Road                   600,000      1,522,000       2,122,000        61,000
12/23/96  Carmichael/Fair Oaks IL                    809,000      2,073,000       2,882,000        84,000
12/23/96  Portland/Division Street                   989,000      2,506,000       3,495,000       101,000
12/23/96  Napa/Industrial                            660,000      1,709,000       2,369,000        71,000
12/23/96  Wheatridge/W. 44th Avenue IL             1,439,000      3,648,000       5,087,000       147,000
12/23/96  Las Vegas/Charleston IL                  1,049,000      2,672,000       3,721,000       108,000
12/23/96  Las Vegas/South Arvill                     929,000      2,372,000       3,301,000        97,000
12/23/96  Los Angeles/Santa Monica II              3,328,000      8,453,000      11,781,000       341,000
12/23/96  Warren/Schoenherr Rd.                      749,000      1,922,000       2,671,000        77,000
12/23/96  Portland/N.E. 71st Avenue                  869,000      2,236,000       3,105,000        90,000
12/23/96  Seattle/Pacific Hwy. South                 689,000      1,755,000       2,444,000        71,000
12/23/96  Broadview/S. 25th Avenue                 1,289,000      3,288,000       4,577,000       132,000
12/23/96  Winter Springs/W. St. Rte 434              689,000      1,762,000       2,451,000        73,000
12/23/96  Tampa/15th Street                          420,000      1,087,000       1,507,000        44,000
12/23/96  Pompano Beach/S. Dixie Hwy.                930,000      2,362,000       3,292,000       100,000

                                                                                                            Adjustment
                                                                                                            resulting
                                                                    Initial Cost                            from the
                                                           --------------------------------    Costs       acquisition
  Date                                        Encumbrances                   Building &      Subsequent    of minority
Acquired             Description                                Land        Improvements   to Acquisition   interests
----------------------------------------------------------------------------------------------------------------------
12/23/96  Overland Park/Mastin                                    990,000        2,440,000         26,000
12/23/96  Nashville/Dickerson Pike                                990,000        2,440,000         38,000
12/23/96  Madison/Gallatin Road                                   780,000        1,922,000         45,000
12/23/96  Auburn/R Street                                         690,000        1,700,000         15,000
12/23/96  Federal Heights/W. 48th Ave.                            720,000        1,774,000          8,000
12/23/96  Decatur/Covington IL                                    930,000        2,292,000         13,000
12/23/96  Forest Park/Jonesboro Rd.                               540,000        1,331,000         50,000
12/23/96  Mangonia Park/Australian Ave.                           840,000        2,070,000         16,000
12/23/96  Whittier/Colima                                         540,000        1,331,000         21,000
12/23/96  Kent/Pacific Hwy South                                  930,000        2,292,000         39,000
12/23/96  Topeka/8th Street                                       150,000          370,000         35,000
12/23/96  Denver East Evans                                     1,740,000        4,288,000         35,000
12/23/96  Pittsburgh/California Ave.                              630,000        1,552,000         36,000
12/23/96  Ft. Lauderdale/Powerline                                660,000        1,626,000         49,000
12/23/96  Philadelphia/Oxford                                     900,000        2,218,000         21,000
12/23/96  Dallas/Lemmon Ave. (arlington)                        1,710,000        4,214,000         15,000
12/23/96  Eagle Rock/Colorado                                     330,000          813,000          5,000
12/23/96  Alsip/115th Street                                      750,000        1,848,000         61,000
12/23/96  Green Acres/Jog Road                                    600,000        1,479,000         18,000
12/23/96  Pompano Beach/Sample Road                             1,320,000        3,253,000         38,000
12/23/96  Wyndmoor/Ivy Hill                                     2,160,000        5,323,000         25,000
12/23/96  W. Palm Beach/Belvedere                                 960,000        2,366,000         22,000
12/23/96  Renton  174th St.                                       960,000        2,366,000         44,000
12/23/96  Sacramento/Northgate                                  1,021,000        2,647,000         41,000
12/23/96  Phoenix/19th Avenue                                     991,000        2,569,000          5,000
12/23/96  Bedford Park/Cicero                                   1,321,000        3,426,000         22,000
12/23/96  Lake Worth/Lk Worth                                   1,111,000        2,880,000         21,000
12/23/96  Arlington/Algonquin                                     991,000        2,569,000         68,000
12/23/96  Seattle/15th Avenue NE                                  781,000        2,024,000         17,000
12/23/96  Southington/Spring                                      811,000        2,102,000         36,000
12/23/96  Clifton/Broad Street                                  1,411,000        3,659,000         (1,000)
12/23/96  Hillside/Glenwood B                                     563,000        4,051,000         23,000
12/30/96  Concorde/Treat                                        1,396,000        3,258,000         31,000
12/30/96  Virginia Beach                                          535,000        1,248,000         32,000
12/30/96  San Mateo                                             2,408,000        5,619,000         67,000
 1/22/97  Austin, 1033 E. 41 Street                               257,000        3,633,000          5,000
 4/12/97  Annandale / Backlick                                    955,000        2,229,000        208,000
 4/12/97  Ft. Worth / West Freeway                                667,000        1,556,000        171,000
 4/12/97  Campbell / S. Curtner                                 2,550,000        5,950,000        550,000
 4/12/97  Aurora / S. Idalia                                    1,002,000        2,338,000        232,000

                                                           Gross Carrying Value
                                                           At December 31, 1997
                                                --------------------------------------------
  Date                                                                                       Accumulated
Acquired             Description                    Land       Buildings         Total      Depreciation
----------------------------------------------------------------------------------------------------------
12/23/96  Overland Park/Mastin                         990,000      2,466,000       3,456,000       102,000
12/23/96  Nashville/Dickerson Pike                     990,000      2,478,000       3,468,000       101,000
12/23/96  Madison/Gallatin Road                        780,000      1,967,000       2,747,000        80,000
12/23/96  Auburn/R Street                              690,000      1,715,000       2,405,000        69,000
12/23/96  Federal Heights/W. 48th Ave.                 720,000      1,782,000       2,502,000        72,000
12/23/96  Decatur/Covington IL                         930,000      2,305,000       3,235,000        92,000
12/23/96  Forest Park/Jonesboro Rd.                    540,000      1,381,000       1,921,000        61,000
12/23/96  Mangonia Park/Australian Ave.                840,000      2,086,000       2,926,000        85,000
12/23/96  Whittier/Colima                              540,000      1,352,000       1,892,000        56,000
12/23/96  Kent/Pacific Hwy South                       930,000      2,331,000       3,261,000        93,000
12/23/96  Topeka/8th Street                            150,000        405,000         555,000        17,000
12/23/96  Denver East Evans                          1,740,000      4,323,000       6,063,000       174,000
12/23/96  Pittsburgh/California Ave.                   630,000      1,588,000       2,218,000        65,000
12/23/96  Ft. Lauderdale/Powerline                     660,000      1,675,000       2,335,000        68,000
12/23/96  Philadelphia/Oxford                          900,000      2,239,000       3,139,000        92,000
12/23/96  Dallas/Lemmon Ave. (arlington)             1,710,000      4,229,000       5,939,000       170,000
12/23/96  Eagle Rock/Colorado                          330,000        818,000       1,148,000        33,000
12/23/96  Alsip/115th Street                           750,000      1,909,000       2,659,000        82,000
12/23/96  Green Acres/Jog Road                         600,000      1,497,000       2,097,000        62,000
12/23/96  Pompano Beach/Sample Road                  1,320,000      3,291,000       4,611,000       133,000
12/23/96  Wyndmoor/Ivy Hill                          2,160,000      5,348,000       7,508,000       215,000
12/23/96  W. Palm Beach/Belvedere                      960,000      2,388,000       3,348,000        96,000
12/23/96  Renton  174th St.                            960,000      2,410,000       3,370,000        97,000
12/23/96  Sacramento/Northgate                       1,021,000      2,688,000       3,709,000       110,000
12/23/96  Phoenix/19th Avenue                          991,000      2,574,000       3,565,000       104,000
12/23/96  Bedford Park/Cicero                        1,321,000      3,448,000       4,769,000       139,000
12/23/96  Lake Worth/Lk Worth                        1,111,000      2,901,000       4,012,000       117,000
12/23/96  Arlington/Algonquin                          991,000      2,637,000       3,628,000       108,000
12/23/96  Seattle/15th Avenue NE                       781,000      2,041,000       2,822,000        82,000
12/23/96  Southington/Spring                           811,000      2,138,000       2,949,000        88,000
12/23/96  Clifton/Broad Street                       1,411,000      3,658,000       5,069,000       147,000
12/23/96  Hillside/Glenwood B                          563,000      4,074,000       4,637,000       177,000
12/30/96  Concorde/Treat                             1,396,000      3,289,000       4,685,000       132,000
12/30/96  Virginia Beach                               535,000      1,280,000       1,815,000        52,000
12/30/96  San Mateo                                  2,408,000      5,686,000       8,094,000       229,000
 1/22/97  Austin, 1033 E. 41 Street                    257,000      3,638,000       3,895,000       109,000
 4/12/97  Annandale / Backlick                         955,000      2,437,000       3,392,000        61,000
 4/12/97  Ft. Worth / West Freeway                     667,000      1,727,000       2,394,000        43,000
 4/12/97  Campbell / S. Curtner                      2,550,000      6,500,000       9,050,000       162,000
 4/12/97  Aurora / S. Idalia                         1,002,000      2,570,000       3,572,000        65,000

                                                                                                            Adjustment
                                                                                                            resulting
                                                                    Initial Cost                            from the
                                                           --------------------------------    Costs       acquisition
  Date                                        Encumbrances                   Building &      Subsequent    of minority
Acquired             Description                                Land        Improvements   to Acquisition   interests
----------------------------------------------------------------------------------------------------------------------
 4/12/97  Santa Cruz / Capitola                                 1,037,000        2,420,000        235,000
 4/12/97  Indianapolis / Lafayette Road                           682,000        1,590,000        175,000
 4/12/97  Indianapolis / Route 31                                 619,000        1,444,000        166,000
 4/12/97  Farmingdale / Broad Hollow Rd.                        1,568,000        3,658,000        395,000
 4/12/97  Tyson's Corner / Springhill Rd.                       3,861,000        9,010,000        852,000
 4/12/97  Fountain Valley / Newhope                             1,137,000        2,653,000        243,000
 4/12/97  Dallas / Winsted                                      1,375,000        3,209,000        334,000
 4/12/97  Columbia / Broad River Rd.-B                            121,000          282,000         69,000
 4/12/97  Livermore / S. Front Road                               876,000        2,044,000        125,000
 4/12/97  Garland / Plano                                         889,000        2,073,000        134,000
 4/12/97  San Jose / Story Road                                 1,352,000        3,156,000        189,000
 4/12/97  Aurora / Abilene                                      1,406,000        3,280,000        176,000
 4/12/97  Antioch / Sunset Drive                                1,035,000        2,416,000        141,000
 4/12/97  Rancho Cordova / Sunrise                              1,048,000        2,445,000        150,000
 4/12/97  Berlin / Wilbur Cross                                   756,000        1,764,000        128,000
 4/12/97  Whittier / Whittier Blvd.                               648,000        1,513,000         92,000
 4/12/97  Peabody / Newbury Street                              1,159,000        2,704,000        159,000
 4/12/97  Denver / Blake                                          602,000        1,405,000         74,000
 4/12/97  Evansville / Green River Road                           470,000        1,096,000         84,000
 4/12/97  Burien / First Ave. So.                                 792,000        1,847,000        116,000
 4/12/97  Rancho Cordova / Mather Field                           494,000        1,153,000         91,000
 4/12/97  Sugar Land / Eldridge                                   705,000        1,644,000        120,000
 4/12/97  Columbus / Eastland Drive                               602,000        1,405,000        107,000
 4/12/97  Slickerville / Black Horse Pike                         539,000        1,258,000         75,000
 4/12/97  Seattle / Aurora                                      1,145,000        2,671,000        155,000
 4/12/97  Gaithersburg / Christopher Ave.                         972,000        2,268,000        132,000
 4/12/97  Manchester / Tolland Turnpike                           807,000        1,883,000        116,000
 5/12/97  New Orleans, St. Charles                              1,407,000        2,632,000         63,000
 6/25/97  Kirkland-Totem                                        2,131,000        4,972,000        (96,000)
 6/25/97  Idianapolis                                             471,000        1,098,000        (10,000)
 6/25/97  Dallas                                                  699,000        1,631,000        (35,000)
 6/25/97  Atlanta                                               1,183,000        2,761,000        (61,000)
 6/25/97  Bensalem                                              1,159,000        2,705,000        (48,000)
 6/25/97  Evansville                                              429,000        1,000,000        (20,000)
 6/25/97  Austin                                                  813,000        1,897,000        (41,000)
 6/25/97  Harbor City                                           1,244,000        2,904,000        (64,000)
 6/25/97  Birmingham                                              539,000        1,258,000        (16,000)
 6/25/97  Sacramento                                              489,000        1,396,000       (275,000)
 6/25/97  Carrollton                                              441,000        1,029,000        (20,000)
 6/25/97  La Habra                                                822,000        1,918,000        (42,000)

                                                           Gross Carrying Value
                                                           At December 31, 1997
                                                --------------------------------------------
  Date                                                                                       Accumulated
Acquired             Description                    Land       Buildings         Total      Depreciation
----------------------------------------------------------------------------------------------------------
 4/12/97  Santa Cruz / Capitola                       1,037,000      2,655,000       3,692,000        66,000
 4/12/97  Indianapolis / Lafayette Road                 682,000      1,765,000       2,447,000        45,000
 4/12/97  Indianapolis / Route 31                       619,000      1,610,000       2,229,000        42,000
 4/12/97  Farmingdale / Broad Hollow Rd.              1,568,000      4,053,000       5,621,000       101,000
 4/12/97  Tyson's Corner / Springhill Rd.             3,861,000      9,862,000      13,723,000       245,000
 4/12/97  Fountain Valley / Newhope                   1,137,000      2,896,000       4,033,000        72,000
 4/12/97  Dallas / Winsted                            1,375,000      3,543,000       4,918,000        88,000
 4/12/97  Columbia / Broad River Rd.-B                  121,000        351,000         472,000        10,000
 4/12/97  Livermore / S. Front Road                     876,000      2,169,000       3,045,000        54,000
 4/12/97  Garland / Plano                               889,000      2,207,000       3,096,000        56,000
 4/12/97  San Jose / Story Road                       1,352,000      3,345,000       4,697,000        84,000
 4/12/97  Aurora / Abilene                            1,406,000      3,456,000       4,862,000        86,000
 4/12/97  Antioch / Sunset Drive                      1,035,000      2,557,000       3,592,000        65,000
 4/12/97  Rancho Cordova / Sunrise                    1,048,000      2,595,000       3,643,000        65,000
 4/12/97  Berlin / Wilbur Cross                         756,000      1,892,000       2,648,000        48,000
 4/12/97  Whittier / Whittier Blvd.                     648,000      1,605,000       2,253,000        41,000
 4/12/97  Peabody / Newbury Street                    1,159,000      2,863,000       4,022,000        71,000
 4/12/97  Denver / Blake                                602,000      1,479,000       2,081,000        37,000
 4/12/97  Evansville / Green River Road                 470,000      1,180,000       1,650,000        31,000
 4/12/97  Burien / First Ave. So.                       792,000      1,963,000       2,755,000        49,000
 4/12/97  Rancho Cordova / Mather Field                 494,000      1,244,000       1,738,000        33,000
 4/12/97  Sugar Land / Eldridge                         705,000      1,764,000       2,469,000        45,000
 4/12/97  Columbus / Eastland Drive                     602,000      1,512,000       2,114,000        38,000
 4/12/97  Slickerville / Black Horse Pike               539,000      1,333,000       1,872,000        34,000
 4/12/97  Seattle / Aurora                            1,145,000      2,826,000       3,971,000        70,000
 4/12/97  Gaithersburg / Christopher Ave.               972,000      2,400,000       3,372,000        60,000
 4/12/97  Manchester / Tolland Turnpike                 807,000      1,999,000       2,806,000        50,000
 5/12/97  New Orleans, St. Charles                    1,407,000      2,695,000       4,102,000        90,000
 6/25/97  Kirkland-Totem                              2,131,000      4,876,000       7,007,000        94,000
 6/25/97  Idianapolis                                   471,000      1,088,000       1,559,000        21,000
 6/25/97  Dallas                                        699,000      1,596,000       2,295,000        31,000
 6/25/97  Atlanta                                     1,183,000      2,700,000       3,883,000        52,000
 6/25/97  Bensalem                                    1,159,000      2,657,000       3,816,000        52,000
 6/25/97  Evansville                                    429,000        980,000       1,409,000        19,000
 6/25/97  Austin                                        813,000      1,856,000       2,669,000        36,000
 6/25/97  Harbor City                                 1,244,000      2,840,000       4,084,000        55,000
 6/25/97  Birmingham                                    539,000      1,242,000       1,781,000        24,000
 6/25/97  Sacramento                                    489,000      1,121,000       1,610,000        22,000
 6/25/97  Carrollton                                    441,000      1,009,000       1,450,000        20,000
 6/25/97  La Habra                                      822,000      1,876,000       2,698,000        36,000

                                                                                                            Adjustment
                                                                                                            resulting
                                                                    Initial Cost                            from the
                                                           --------------------------------    Costs       acquisition
  Date                                        Encumbrances                   Building &      Subsequent    of minority
Acquired             Description                                Land        Improvements   to Acquisition   interests
----------------------------------------------------------------------------------------------------------------------
 6/25/97  Lombard                                               1,527,000        3,564,000       (79,000)
 6/25/97  Fairfield                                               740,000        1,727,000       (28,000)
 6/25/97  Seattle                                               1,498,000        3,494,000       (62,000)
 6/25/97  Bellevue                                              1,653,000        3,858,000       (55,000)
 6/25/97  Citrus Heights                                          642,000        1,244,000       243,000
 6/25/97  San Jose                                              1,273,000        2,971,000       (61,000)
 6/25/97  Stanton                                                 948,000        2,212,000       (46,000)
 6/25/97  Garland                                                 486,000        1,135,000       (13,000)
 6/25/97  Westford                                                857,000        1,999,000       (11,000)
 6/25/97  Dallas                                                1,627,000        3,797,000       429,000
 6/25/97  Wheat Ridge                                           1,054,000        2,459,000       246,000
 6/25/97  Berlin                                                  825,000        1,925,000       196,000
 6/25/97  Gretna                                                1,069,000        2,494,000       287,000
 6/25/97  Spring                                                  461,000        1,077,000       115,000
 6/25/97  Sacramento                                              592,000        1,380,000       142,000
 6/25/97  Houston/South Dairyashford                              856,000        1,997,000       220,000
 6/25/97  Naperville                                            1,108,000        2,585,000       273,000
 6/25/97  Carrollton                                            1,158,000        2,702,000       319,000
 6/25/97  Waipahu                                               1,620,000        3,780,000       415,000
 6/25/97  Davis                                                   628,000        1,465,000       154,000
 6/25/97  Decatur                                                 951,000        2,220,000       218,000
 6/25/97  Jacksonville                                            653,000        1,525,000       186,000
 6/25/97  Chicoppe                                                663,000        1,546,000       177,000
 6/25/97  Alexandria                                            1,533,000        3,576,000       355,000
 6/25/97  Houston/Veterans Memorial Dr.                           458,000        1,070,000       113,000
 6/25/97  Los Angeles/Olympic                                   4,392,000       10,247,000     1,097,000
 6/25/97  Littleton                                             1,340,000        3,126,000       332,000
 6/25/97  Metairie                                              1,229,000        2,868,000       340,000
 6/25/97  Louisville                                              717,000        1,672,000       187,000
 6/25/97  East Hazel Crest                                        753,000        1,757,000       185,000
 6/25/97  Edmonds                                               1,187,000        2,770,000       299,000
 6/25/97  Foster City                                           1,064,000        2,483,000       260,000
 6/25/97  Chicago                                               1,160,000        2,708,000       297,000
 6/25/97  Philadelphia                                            924,000        2,155,000       228,000
 6/25/97  Dallas/Vilbig Rd.                                       508,000        1,184,000       125,000
 6/25/97  Staten Island                                         1,676,000        3,910,000       414,000
 6/25/97  Pelham Manor                                          1,209,000        2,820,000       297,000
 6/25/97  Irving                                                  469,000        1,093,000       132,000
 6/25/97  Elk Grove                                               642,000        1,497,000       170,000
 6/25/97  LAX                                                   1,312,000        3,062,000       341,000

                                                           Gross Carrying Value
                                                           At December 31, 1997
                                                --------------------------------------------
  Date                                                                                       Accumulated
Acquired             Description                    Land       Buildings         Total      Depreciation
----------------------------------------------------------------------------------------------------------
 6/25/97  Lombard                                  1,527,000      3,485,000       5,012,000        67,000
 6/25/97  Fairfield                                  740,000      1,699,000       2,439,000        33,000
 6/25/97  Seattle                                  1,498,000      3,432,000       4,930,000        66,000
 6/25/97  Bellevue                                 1,653,000      3,803,000       5,456,000        73,000
 6/25/97  Citrus Heights                             642,000      1,487,000       2,129,000        29,000
 6/25/97  San Jose                                 1,273,000      2,910,000       4,183,000        57,000
 6/25/97  Stanton                                    948,000      2,166,000       3,114,000        42,000
 6/25/97  Garland                                    486,000      1,122,000       1,608,000        22,000
 6/25/97  Westford                                   857,000      1,988,000       2,845,000        39,000
 6/25/97  Dallas                                   1,627,000      4,226,000       5,853,000        84,000
 6/25/97  Wheat Ridge                              1,054,000      2,705,000       3,759,000        52,000
 6/25/97  Berlin                                     825,000      2,121,000       2,946,000        41,000
 6/25/97  Gretna                                   1,069,000      2,781,000       3,850,000        55,000
 6/25/97  Spring                                     461,000      1,192,000       1,653,000        23,000
 6/25/97  Sacramento                                 592,000      1,522,000       2,114,000        30,000
 6/25/97  Houston/South Dairyashford                 856,000      2,217,000       3,073,000        43,000
 6/25/97  Naperville                               1,108,000      2,858,000       3,966,000        56,000
 6/25/97  Carrollton                               1,158,000      3,021,000       4,179,000        60,000
 6/25/97  Waipahu                                  1,620,000      4,195,000       5,815,000        84,000
 6/25/97  Davis                                      628,000      1,619,000       2,247,000        31,000
 6/25/97  Decatur                                    951,000      2,438,000       3,389,000        47,000
 6/25/97  Jacksonville                               653,000      1,711,000       2,364,000        34,000
 6/25/97  Chicoppe                                   663,000      1,723,000       2,386,000        34,000
 6/25/97  Alexandria                               1,533,000      3,931,000       5,464,000        76,000
 6/25/97  Houston/Veterans Memorial Dr.              458,000      1,183,000       1,641,000        23,000
 6/25/97  Los Angeles/Olympic                      4,392,000     11,344,000      15,736,000       221,000
 6/25/97  Littleton                                1,340,000      3,458,000       4,798,000        67,000
 6/25/97  Metairie                                 1,229,000      3,208,000       4,437,000        63,000
 6/25/97  Louisville                                 717,000      1,859,000       2,576,000        36,000
 6/25/97  East Hazel Crest                           753,000      1,942,000       2,695,000        38,000
 6/25/97  Edmonds                                  1,187,000      3,069,000       4,256,000        60,000
 6/25/97  Foster City                              1,064,000      2,743,000       3,807,000        53,000
 6/25/97  Chicago                                  1,160,000      3,005,000       4,165,000        58,000
 6/25/97  Philadelphia                               924,000      2,383,000       3,307,000        46,000
 6/25/97  Dallas/Vilbig Rd.                          508,000      1,309,000       1,817,000        25,000
 6/25/97  Staten Island                            1,676,000      4,324,000       6,000,000        84,000
 6/25/97  Pelham Manor                             1,209,000      3,117,000       4,326,000        60,000
 6/25/97  Irving                                     469,000      1,225,000       1,694,000        24,000
 6/25/97  Elk Grove                                  642,000      1,667,000       2,309,000        33,000
 6/25/97  LAX                                      1,312,000      3,403,000       4,715,000        67,000

                                      F-38

                                                                                                            Adjustment
                                                                                                            resulting
                                                                    Initial Cost                            from the
                                                           --------------------------------    Costs       acquisition
  Date                                        Encumbrances                   Building &      Subsequent    of minority
Acquired             Description                                Land        Improvements   to Acquisition   interests
----------------------------------------------------------------------------------------------------------------------
 6/25/97  Denver                                                1,316,000        3,071,000        334,000
 6/25/97  Plano                                                 1,369,000        3,193,000        341,000
 6/25/97  Lynnwood                                                839,000        1,959,000        204,000
 6/25/97  Lilburn                                                 507,000        1,182,000        208,000
 6/25/97  Parma                                                   881,000        2,055,000        356,000
 6/25/97  Davie                                                 1,086,000        2,533,000        493,000
 6/25/97  Allen Park                                              953,000        2,223,000        394,000
 6/25/97  Aurora                                                  808,000        1,886,000        326,000
 6/25/97  San Diego/16th Street                                   932,000        2,175,000        416,000
 6/25/97  Sterling Heights                                        766,000        1,787,000        320,000
 6/25/97  East L.A./Boyle Heights                                 957,000        2,232,000        389,000
 6/25/97  Springfield/Alban Station                             1,317,000        3,074,000        541,000
 6/25/97  Littleton                                               868,000        2,026,000        354,000
 6/25/97  Sacramento/57th Street                                  869,000        2,029,000        356,000
 6/25/97  L.A./Venice Blvd.                                       523,000        1,221,000        211,000
 6/25/97  Miami                                                 1,762,000        4,111,000        736,000
 8/13/97  Santa Monica / Wilshire Blvd.                         2,040,000        4,760,000         37,000
11/02/97  Lansing, IL                                             758,000        1,768,000          3,000
11/07/97  Phoenix, AZ                                           1,197,000        2,793,000         10,000
11/13/97  Tinley Park, IL                                       1,422,000        3,319,000          4,000
  1/83    Platte                                                  409,000          953,000        208,000       115,000
  5/83    Delta Drive                                              67,000          481,000        130,000        60,000
  12/82   Port/Halsey                                             357,000        1,150,000       (461,000)       68,000
  12/82   Sacto/Folsom                                            396,000          329,000        563,000        88,000
  1/83    Semoran                                                 442,000        1,882,000        124,000       198,000
  3/83    Blackwood                                               213,000        1,559,000        136,000       167,000
  10/83   Orlando J. Y. Parkway                                   383,000        1,512,000        227,000       172,000
  9/83    Southington                                             124,000        1,233,000        234,000       145,000
  4/83    Vailsgate                                               103,000          990,000        321,000       129,000
  6/83    Ventura                                                 658,000        1,734,000         54,000       176,000
  9/83    Southhampton                                            331,000        1,738,000        472,000       218,000
  9/83    Webster/Keystone                                        449,000        1,688,000        614,000       227,000
  9/83    Dover                                                   107,000        1,462,000        310,000       175,000
  9/83    Newcastle                                               227,000        2,163,000        279,000       241,000
  9/83    Newark                                                  208,000        2,031,000        150,000       215,000
  9/83    Langhorne                                               263,000        3,549,000        219,000       372,000
  8/83    Hobart                                                  215,000        1,491,000        412,000       188,000
  9/83    Ft. Wayne/W. Coliseum                                   160,000        1,395,000         53,000       143,000
  9/83    Ft. Wayne/Bluffton                                       88,000          675,000        116,000        78,000
  11/83   Aurora                                                  505,000          758,000        193,000        94,000

                                                           Gross Carrying Value
                                                           At December 31, 1997
                                                --------------------------------------------
  Date                                                                                       Accumulated
Acquired             Description                    Land       Buildings         Total      Depreciation
----------------------------------------------------------------------------------------------------------
 6/25/97  Denver                                     1,316,000      3,405,000       4,721,000        66,000
 6/25/97  Plano                                      1,369,000      3,534,000       4,903,000        68,000
 6/25/97  Lynnwood                                     839,000      2,163,000       3,002,000        42,000
 6/25/97  Lilburn                                      507,000      1,390,000       1,897,000        27,000
 6/25/97  Parma                                        881,000      2,411,000       3,292,000        46,000
 6/25/97  Davie                                      1,086,000      3,026,000       4,112,000        60,000
 6/25/97  Allen Park                                   953,000      2,617,000       3,570,000        50,000
 6/25/97  Aurora                                       808,000      2,212,000       3,020,000        42,000
 6/25/97  San Diego/16th Street                        932,000      2,591,000       3,523,000        51,000
 6/25/97  Sterling Heights                             766,000      2,107,000       2,873,000        41,000
 6/25/97  East L.A./Boyle Heights                      957,000      2,621,000       3,578,000        50,000
 6/25/97  Springfield/Alban Station                  1,317,000      3,615,000       4,932,000        69,000
 6/25/97  Littleton                                    868,000      2,380,000       3,248,000        45,000
 6/25/97  Sacramento/57th Street                       869,000      2,385,000       3,254,000        46,000
 6/25/97  L.A./Venice Blvd.                            523,000      1,432,000       1,955,000        27,000
 6/25/97  Miami                                      1,762,000      4,847,000       6,609,000        92,000
 8/13/97  Santa Monica / Wilshire Blvd.              2,040,000      4,797,000       6,837,000        64,000
11/02/97  Lansing, IL                                  758,000      1,771,000       2,529,000        18,000
11/07/97  Phoenix, AZ                                1,197,000      2,803,000       4,000,000        28,000
11/13/97  Tinley Park, IL                            1,422,000      3,323,000       4,745,000        11,000
  1/83    Platte                                       409,000      1,276,000       1,685,000       670,000
  5/83    Delta Drive                                   67,000        671,000         738,000       350,000
  12/82   Port/Halsey                                  357,000        757,000       1,114,000       405,000
  12/82   Sacto/Folsom                                 396,000        980,000       1,376,000       486,000
  1/83    Semoran                                      442,000      2,204,000       2,646,000     1,210,000
  3/83    Blackwood                                    213,000      1,862,000       2,075,000       990,000
  10/83   Orlando J. Y. Parkway                        383,000      1,911,000       2,294,000       997,000
  9/83    Southington                                  124,000      1,612,000       1,736,000       814,000
  4/83    Vailsgate                                    103,000      1,440,000       1,543,000       709,000
  6/83    Ventura                                      658,000      1,964,000       2,622,000     1,045,000
  9/83    Southhampton                                 331,000      2,428,000       2,759,000     1,276,000
  9/83    Webster/Keystone                             449,000      2,529,000       2,978,000     1,265,000
  9/83    Dover                                        107,000      1,947,000       2,054,000       981,000
  9/83    Newcastle                                    227,000      2,683,000       2,910,000     1,408,000
  9/83    Newark                                       208,000      2,396,000       2,604,000     1,244,000
  9/83    Langhorne                                    263,000      4,140,000       4,403,000     2,162,000
  8/83    Hobart                                       215,000      2,091,000       2,306,000       992,000
  9/83    Ft. Wayne/W. Coliseum                        160,000      1,591,000       1,751,000       829,000
  9/83    Ft. Wayne/Bluffton                            88,000        869,000         957,000       439,000
  11/83   Aurora                                       505,000      1,045,000       1,550,000       535,000

                                                                                                            Adjustment
                                                                                                            resulting
                                                                    Initial Cost                            from the
                                                           --------------------------------    Costs       acquisition
  Date                                        Encumbrances                   Building &      Subsequent    of minority
Acquired             Description                                Land        Improvements   to Acquisition   interests
----------------------------------------------------------------------------------------------------------------------
  11/83   Campbell                                              1,379,000        1,849,000       (664,000)      117,000
  11/83   Col Springs/Ed  (Coulter)                               471,000        1,640,000         19,000       164,000
  11/83   Col Springs/Mv  (Coulter)                               320,000        1,036,000        115,000       114,000
  11/83   Thorton (Coulter)                                       418,000        1,400,000         16,000       140,000
  11/83   Oklahoma City   (Coulter)                               454,000        1,030,000        605,000       161,000
  11/83   Tucson (Coulter)                                        343,000          778,000        454,000       122,000
  11/83   Webster/Nasa                                          1,570,000        2,457,000        972,000       338,000
  12/83   Charlotte                                               165,000        1,274,000        320,000        55,000
  12/83   Greensboro/Market                                       214,000        1,653,000        473,000        73,000
  12/83   Greensboro/Electra                                      112,000          869,000        248,000        38,000
  1/83    Raleigh/Yonkers                                         203,000          914,000        361,000        44,000
  12/83   Columbia                                                171,000        1,318,000        442,000        60,000
  12/83   Richmond                                                176,000        1,360,000        318,000        58,000
  12/83   Augusta                                                  97,000          747,000        240,000        34,000
  4/84    Providence                                               92,000        1,087,000        313,000        48,000
  1/85    Cranston                                                175,000          722,000        272,000        34,000
  3/84    Marrietta/Cobb                                           73,000          542,000        223,000        26,000
  1/84    Fremont/Albrae                                          636,000        1,659,000        417,000        71,000
  12/83   Tacoma                                                  553,000        1,173,000        341,000        52,000
  1/84    Belton                                                  175,000          858,000        458,000        45,000
  1/84    Gladstone                                               275,000        1,799,000        374,000        75,000
  1/84    Hickman/112                                             257,000        1,848,000        382,000        77,000
  1/84    Holmes                                                  289,000        1,333,000        240,000        54,000
  1/84    Independence                                            221,000        1,848,000        267,000        73,000
  1/84    Merriam                                                 255,000        1,469,000        323,000        62,000
  1/84    Olathe                                                  107,000          992,000        270,000        43,000
  1/84    Shawnee                                                 205,000        1,420,000        337,000        60,000
  1/84    Topeka                                                   75,000        1,049,000        195,000        43,000
  2/84    Unicorn/Nkoxville                                       662,000        1,887,000        421,000        79,000
  2/84    Central/Knoxville                                       449,000        1,281,000        242,000        52,000
  3/84    Manassas                                                320,000        1,556,000        325,000        65,000
  3/84    Pico Rivera                                             743,000          807,000        302,000        38,000
  5/84    Raleigh/Departure                                       302,000        2,484,000        412,000        99,000
  4/84    Milwaukie/Oregon                                        289,000          584,000        225,000        28,000
  7/84    Trevose/Old Lincoln                                     421,000        1,749,000        347,000        72,000
  5/84    Virginia Beach                                          509,000        2,121,000        598,000        93,000
  5/84    Philadelphia/Grant                                    1,041,000        3,262,000        400,000       126,000
  6/84    Lorton                                                  435,000        2,040,000        461,000        86,000
  6/84    Baltimore                                               382,000        1,793,000        531,000        80,000
  6/84    Laurel                                                  501,000        2,349,000        611,000       102,000

                                                           Gross Carrying Value
                                                           At December 31, 1997
                                                --------------------------------------------
  Date                                                                                       Accumulated
Acquired             Description                    Land       Buildings         Total      Depreciation
----------------------------------------------------------------------------------------------------------
  11/83   Campbell                                1,379,000      1,302,000       2,681,000       639,000
  11/83   Col Springs/Ed  (Coulter)                 471,000      1,823,000       2,294,000       973,000
  11/83   Col Springs/Mv  (Coulter)                 320,000      1,265,000       1,585,000       682,000
  11/83   Thorton (Coulter)                         418,000      1,556,000       1,974,000       845,000
  11/83   Oklahoma City   (Coulter)                 454,000      1,796,000       2,250,000       954,000
  11/83   Tucson (Coulter)                          343,000      1,354,000       1,697,000       673,000
  11/83   Webster/Nasa                            1,570,000      3,767,000       5,337,000     2,076,000
  12/83   Charlotte                                 165,000      1,649,000       1,814,000       881,000
  12/83   Greensboro/Market                         214,000      2,199,000       2,413,000     1,197,000
  12/83   Greensboro/Electra                        112,000      1,155,000       1,267,000       614,000
  1/83    Raleigh/Yonkers                           203,000      1,319,000       1,522,000       697,000
  12/83   Columbia                                  171,000      1,820,000       1,991,000       984,000
  12/83   Richmond                                  176,000      1,736,000       1,912,000       925,000
  12/83   Augusta                                    97,000      1,021,000       1,118,000       537,000
  4/84    Providence                                 92,000      1,448,000       1,540,000       760,000
  1/85    Cranston                                  175,000      1,028,000       1,203,000       529,000
  3/84    Marrietta/Cobb                             73,000        791,000         864,000       402,000
  1/84    Fremont/Albrae                            636,000      2,147,000       2,783,000     1,171,000
  12/83   Tacoma                                    553,000      1,566,000       2,119,000       840,000
  1/84    Belton                                    175,000      1,361,000       1,536,000       698,000
  1/84    Gladstone                                 275,000      2,248,000       2,523,000     1,170,000
  1/84    Hickman/112                               257,000      2,307,000       2,564,000     1,214,000
  1/84    Holmes                                    289,000      1,627,000       1,916,000       854,000
  1/84    Independence                              221,000      2,188,000       2,409,000     1,172,000
  1/84    Merriam                                   255,000      1,854,000       2,109,000       949,000
  1/84    Olathe                                    107,000      1,305,000       1,412,000       669,000
  1/84    Shawnee                                   205,000      1,817,000       2,022,000       948,000
  1/84    Topeka                                     75,000      1,287,000       1,362,000       675,000
  2/84    Unicorn/Nkoxville                         662,000      2,387,000       3,049,000     1,251,000
  2/84    Central/Knoxville                         449,000      1,575,000       2,024,000       835,000
  3/84    Manassas                                  320,000      1,946,000       2,266,000     1,040,000
  3/84    Pico Rivera                               743,000      1,147,000       1,890,000       632,000
  5/84    Raleigh/Departure                         302,000      2,995,000       3,297,000     1,564,000
  4/84    Milwaukie/Oregon                          289,000        837,000       1,126,000       441,000
  7/84    Trevose/Old Lincoln                       421,000      2,168,000       2,589,000     1,109,000
  5/84    Virginia Beach                            509,000      2,812,000       3,321,000     1,442,000
  5/84    Philadelphia/Grant                      1,041,000      3,788,000       4,829,000     2,041,000
  6/84    Lorton                                    435,000      2,587,000       3,022,000     1,363,000
  6/84    Baltimore                                 382,000      2,404,000       2,786,000     1,264,000
  6/84    Laurel                                    501,000      3,062,000       3,563,000     1,586,000

                                                                                                            Adjustment
                                                                                                            resulting
                                                                    Initial Cost                            from the
                                                           --------------------------------    Costs       acquisition
  Date                                        Encumbrances                   Building &      Subsequent    of minority
Acquired             Description                                Land        Improvements   to Acquisition   interests
----------------------------------------------------------------------------------------------------------------------
  6/84    Delran                                                  279,000        1,472,000        237,000        92,000
  5/84    Garland                                                 356,000          844,000        185,000        56,000
  6/84    Orange Blossom                                          226,000          924,000        179,000        60,000
  6/84    Safe Place (Cincinnati)                                 402,000        1,573,000        444,000       109,000
  6/84    Safe Place (Florence)                                   185,000          740,000        319,000        57,000
  8/84    Medley                                                  584,000        1,016,000        298,000        71,000
  8/84    Oklahoma City                                           340,000        1,310,000        357,000        90,000
  8/84    Newport News                                            356,000        2,395,000        528,000       158,000
  8/84    Kaplan (Irving)                                         677,000        1,592,000        320,000       103,000
  8/84    Kaplan (Walnut Hill)                                    971,000        2,359,000        602,000       160,000
  9/84    Cockrell Hill                                           380,000          913,000        994,000       103,000
  11/84   Omaha                                                   109,000          806,000        402,000        65,000
  11/84   Manchester                                              164,000        1,643,000        211,000       100,000
  12/84   Austin (Ben White)                                      325,000          474,000        184,000        36,000
  12/84   Austin (Lamar)                                          643,000          947,000        334,000        69,000
  12/84   Pompano                                                 399,000        1,386,000        454,000        99,000
  12/84   Fort Worth                                              122,000          928,000         (3,000)       50,000
  11/84   Hialeah                                                 886,000        1,784,000        234,000       109,000
  12/84   Montgomeryville                                         215,000        2,085,000        252,000       126,000
  1/85    Bossier City                                            184,000        1,542,000        267,000        98,000
  2/85    Simi Valley                                             737,000        1,389,000        248,000        88,000
  3/85    Chattanooga                                             202,000        1,573,000        303,000       101,000
  2/85    Hurst                                                   231,000        1,220,000        183,000        76,000
  3/85    Portland                                                285,000          941,000        184,000        61,000
  5/85    Longwood                                                355,000        1,645,000        217,000       101,000
  3/85    Fern Park                                               144,000        1,107,000        179,000        70,000
  3/85    Fairfield                                               338,000        1,187,000        336,000        82,000
  4/85    Laguna Hills                                          1,224,000        3,303,000        345,000       197,000
  7/85    Columbus (Morse Rd.)                                    195,000        1,510,000        211,000        93,000
  7/85    Columbus (Kenney Rd.)                                   199,000        1,531,000        257,000        97,000
  5/85    Columbus (Busch Blvd.)                                  202,000        1,559,000        238,000        97,000
  5/85    Columbus (Kinnear Rd.)                                  241,000        1,865,000        220,000       113,000
  6/85    Grove City/ Marlane Drive                               150,000        1,157,000        231,000        75,000
  6/85    Reynoldsburg                                            204,000        1,568,000        222,000        97,000
  5/85    Worthington                                             221,000        1,824,000        217,000       110,000
  7/85    Westerville                                             199,000        1,517,000        281,000        97,000
  5/85    Arlington                                               201,000        1,497,000        262,000        95,000
  7/85    Springfield                                              90,000          699,000        169,000        47,000
  7/85    Dayton (Needmore Road)                                  144,000        1,108,000        275,000        75,000
  7/85    Dayton (Executive Blvd.)                                160,000        1,207,000        295,000        81,000

                                                           Gross Carrying Value
                                                           At December 31, 1997
                                                --------------------------------------------
  Date                                                                                       Accumulated
Acquired             Description                    Land       Buildings         Total      Depreciation
----------------------------------------------------------------------------------------------------------
  6/84    Delran                                    279,000      1,801,000       2,080,000       925,000
  5/84    Garland                                   356,000      1,085,000       1,441,000       536,000
  6/84    Orange Blossom                            226,000      1,163,000       1,389,000       599,000
  6/84    Safe Place (Cincinnati)                   402,000      2,126,000       2,528,000     1,056,000
  6/84    Safe Place (Florence)                     185,000      1,116,000       1,301,000       558,000
  8/84    Medley                                    584,000      1,385,000       1,969,000       705,000
  8/84    Oklahoma City                             340,000      1,757,000       2,097,000       895,000
  8/84    Newport News                              356,000      3,081,000       3,437,000     1,528,000
  8/84    Kaplan (Irving)                           677,000      2,015,000       2,692,000     1,023,000
  8/84    Kaplan (Walnut Hill)                      971,000      3,121,000       4,092,000     1,540,000
  9/84    Cockrell Hill                             380,000      2,010,000       2,390,000     1,008,000
  11/84   Omaha                                     109,000      1,273,000       1,382,000       654,000
  11/84   Manchester                                164,000      1,954,000       2,118,000       969,000
  12/84   Austin (Ben White)                        325,000        694,000       1,019,000       349,000
  12/84   Austin (Lamar)                            643,000      1,350,000       1,993,000       657,000
  12/84   Pompano                                   399,000      1,939,000       2,338,000       951,000
  12/84   Fort Worth                                122,000        975,000       1,097,000       481,000
  11/84   Hialeah                                   886,000      2,127,000       3,013,000     1,062,000
  12/84   Montgomeryville                           215,000      2,463,000       2,678,000     1,219,000
  1/85    Bossier City                              184,000      1,907,000       2,091,000       950,000
  2/85    Simi Valley                               737,000      1,725,000       2,462,000       845,000
  3/85    Chattanooga                               202,000      1,977,000       2,179,000       949,000
  2/85    Hurst                                     231,000      1,479,000       1,710,000       718,000
  3/85    Portland                                  285,000      1,186,000       1,471,000       597,000
  5/85    Longwood                                  355,000      1,963,000       2,318,000       953,000
  3/85    Fern Park                                 144,000      1,356,000       1,500,000       657,000
  3/85    Fairfield                                 338,000      1,605,000       1,943,000       768,000
  4/85    Laguna Hills                            1,224,000      3,845,000       5,069,000     1,875,000
  7/85    Columbus (Morse Rd.)                      195,000      1,814,000       2,009,000       849,000
  7/85    Columbus (Kenney Rd.)                     199,000      1,885,000       2,084,000       865,000
  5/85    Columbus (Busch Blvd.)                    202,000      1,894,000       2,096,000       893,000
  5/85    Columbus (Kinnear Rd.)                    241,000      2,198,000       2,439,000     1,038,000
  6/85    Grove City/ Marlane Drive                 150,000      1,463,000       1,613,000       674,000
  6/85    Reynoldsburg                              204,000      1,887,000       2,091,000       897,000
  5/85    Worthington                               221,000      2,151,000       2,372,000     1,019,000
  7/85    Westerville                               199,000      1,895,000       2,094,000       880,000
  5/85    Arlington                                 201,000      1,854,000       2,055,000       862,000
  7/85    Springfield                                90,000        915,000       1,005,000       430,000
  7/85    Dayton (Needmore Road)                    144,000      1,458,000       1,602,000       695,000
  7/85    Dayton (Executive Blvd.)                  160,000      1,583,000       1,743,000       745,000

                                                                                                            Adjustment
                                                                                                            resulting
                                                                    Initial Cost                            from the
                                                           --------------------------------    Costs       acquisition
  Date                                        Encumbrances                   Building &      Subsequent    of minority
Acquired             Description                                Land        Improvements   to Acquisition   interests
----------------------------------------------------------------------------------------------------------------------
  7/85    Lilburn                                                 331,000          969,000        150,000        60,000
  4/85    Austin/ S. First                                        778,000        1,282,000        221,000       120,000
  4/85    Cincinnati/ E. Kemper                                   232,000        1,573,000        232,000       144,000
  4/85    Cincinnati/ Colerain                                    253,000        1,717,000        260,000       158,000
  4/85    Florence/ Tanner Lane                                   218,000        1,477,000        281,000       141,000
  5/85    Tacoma/ Phillips Rd.                                    396,000        1,204,000        182,000       111,000
  5/85    Milwaukie/ Mcloughlin II                                458,000          742,000        275,000        81,000
  7/85    San Diego/ Kearny Mesa Rd                               783,000        1,750,000        308,000       165,000
  5/85    Manchester/ S. Willow II                                371,000        2,129,000       (229,000)      152,000
  6/85    N. Hollywood/ Raymer                                    967,000          848,000        243,000        87,000
  7/85    Scottsdale/ 70th St                                     632,000        1,368,000        194,000       125,000
  7/85    Concord/ Hwy 29                                         150,000          750,000        226,000        78,000
  10/85   N. Hollywood/ Whitsett  (A)                           1,524,000        2,576,000        275,000       228,000
  10/85   Portland/ SE 82nd St                                    354,000          496,000        244,000        59,000
  9/85    Madison/ Copps Ave.                                     450,000        1,150,000        331,000       119,000
  9/85    Columbus/ Sinclair                                      307,000          893,000        168,000        85,000
  9/85    Philadelphia/ Tacony St                                 118,000        1,782,000        158,000       155,000
  10/85   Perrysburg/ Helen Dr.                                   110,000        1,590,000       (137,000)      116,000
  10/85   Columbus/ Ambleside                                     124,000        1,526,000       (179,000)      108,000
  10/85   Indianapolis/ Pike Place                                229,000        1,531,000        204,000       139,000
  10/85   Indianapolis/ Beach Grove                               198,000        1,342,000        191,000       123,000
  10/85   Hartford/ Roberts                                       219,000        1,481,000        356,000       147,000
  10/85   Wichita/ S. Rock Rd.                                    501,000        1,478,000        (19,000)      105,000
  10/85   Wichita/ E. Harry                                       313,000        1,050,000        (42,000)       81,000
  10/85   Wichita/ S. Woodlawn                                    263,000          905,000        (56,000)       68,000
  10/85   Wichita/ E. Kellogg                                     185,000          658,000        (98,000)       45,000
  10/85   Wichita/ S. Tyler                                       294,000        1,004,000         47,000        84,000
  10/85   Wichita/ W. Maple                                       234,000          805,000       (141,000)       53,000
  10/85   Wichita/ Carey Lane                                     192,000          674,000        (90,000)       47,000
  10/85   Wichita/ E. Macarthur                                   220,000          775,000       (155,000)       50,000
  10/85   Joplin/ S. Range Line                                   264,000          904,000        (66,000)       67,000
  12/85   Milpitas                                              1,623,000        1,577,000        287,000       149,000
  12/85   Pleasanton/ Santa Rita   (A)                          1,226,000        2,078,000        313,000       191,000
  7/88    Fort Wayne                                              101,000        1,524,000         (4,000)      122,000
  10/85   San Antonio/ Wetmore Rd.                                306,000        1,079,000        391,000        (5,000)
  10/85   San Antonio/ Callaghan                                  288,000        1,016,000        329,000        (4,000)
  10/85   San Antonio/ Zarzamora                                  364,000        1,281,000        404,000        (5,000)
  10/85   San Antonio/ Hackberry                                  388,000        1,367,000        358,000        (5,000)
  10/85   San Antonio/ Fredericksburg                             287,000        1,009,000        352,000        (4,000)
  10/85   Dallas/ S. Westmoreland                                 474,000        1,670,000        154,000        (6,000)

                                                           Gross Carrying Value
                                                           At December 31, 1997
                                                --------------------------------------------
  Date                                                                                       Accumulated
Acquired             Description                    Land       Buildings         Total      Depreciation
----------------------------------------------------------------------------------------------------------
  7/85    Lilburn                                  331,000      1,179,000       1,510,000       555,000
  4/85    Austin/ S. First                         778,000      1,623,000       2,401,000       755,000
  4/85    Cincinnati/ E. Kemper                    232,000      1,949,000       2,181,000       907,000
  4/85    Cincinnati/ Colerain                     253,000      2,135,000       2,388,000     1,000,000
  4/85    Florence/ Tanner Lane                    218,000      1,899,000       2,117,000       866,000
  5/85    Tacoma/ Phillips Rd.                     396,000      1,497,000       1,893,000       691,000
  5/85    Milwaukie/ Mcloughlin II                 458,000      1,098,000       1,556,000       513,000
  7/85    San Diego/ Kearny Mesa Rd                783,000      2,223,000       3,006,000     1,054,000
  5/85    Manchester/ S. Willow II                 371,000      2,052,000       2,423,000       969,000
  6/85    N. Hollywood/ Raymer                     967,000      1,178,000       2,145,000       560,000
  7/85    Scottsdale/ 70th St                      632,000      1,687,000       2,319,000       779,000
  7/85    Concord/ Hwy 29                          150,000      1,054,000       1,204,000       482,000
  10/85   N. Hollywood/ Whitsett  (A)            1,524,000      3,079,000       4,603,000     1,389,000
  10/85   Portland/ SE 82nd St                     354,000        799,000       1,153,000       385,000
  9/85    Madison/ Copps Ave.                      450,000      1,600,000       2,050,000       733,000
  9/85    Columbus/ Sinclair                       307,000      1,146,000       1,453,000       508,000
  9/85    Philadelphia/ Tacony St                  118,000      2,095,000       2,213,000       958,000
  10/85   Perrysburg/ Helen Dr.                    110,000      1,569,000       1,679,000       704,000
  10/85   Columbus/ Ambleside                      124,000      1,455,000       1,579,000       661,000
  10/85   Indianapolis/ Pike Place                 229,000      1,874,000       2,103,000       840,000
  10/85   Indianapolis/ Beach Grove                198,000      1,656,000       1,854,000       725,000
  10/85   Hartford/ Roberts                        219,000      1,984,000       2,203,000       855,000
  10/85   Wichita/ S. Rock Rd.                     642,000      1,423,000       2,065,000       644,000
  10/85   Wichita/ E. Harry                        313,000      1,089,000       1,402,000       502,000
  10/85   Wichita/ S. Woodlawn                     263,000        917,000       1,180,000       406,000
  10/85   Wichita/ E. Kellogg                      185,000        605,000         790,000       268,000
  10/85   Wichita/ S. Tyler                        294,000      1,135,000       1,429,000       531,000
  10/85   Wichita/ W. Maple                        234,000        717,000         951,000       309,000
  10/85   Wichita/ Carey Lane                      192,000        631,000         823,000       274,000
  10/85   Wichita/ E. Macarthur                    220,000        670,000         890,000       299,000
  10/85   Joplin/ S. Range Line                    264,000        905,000       1,169,000       446,000
  12/85   Milpitas                               1,623,000      2,013,000       3,636,000       888,000
  12/85   Pleasanton/ Santa Rita   (A)           1,226,000      2,582,000       3,808,000     1,120,000
  7/88    Fort Wayne                               101,000      1,642,000       1,743,000       585,000
  10/85   San Antonio/ Wetmore Rd.                 306,000      1,465,000       1,771,000       688,000
  10/85   San Antonio/ Callaghan                   288,000      1,341,000       1,629,000       635,000
  10/85   San Antonio/ Zarzamora                   364,000      1,680,000       2,044,000       776,000
  10/85   San Antonio/ Hackberry                   388,000      1,720,000       2,108,000       811,000
  10/85   San Antonio/ Fredericksburg              287,000      1,357,000       1,644,000       640,000
  10/85   Dallas/ S. Westmoreland                  474,000      1,818,000       2,292,000       899,000

                                                                                                            Adjustment
                                                                                                            resulting
                                                                    Initial Cost                            from the
                                                           --------------------------------    Costs       acquisition
  Date                                        Encumbrances                   Building &      Subsequent    of minority
Acquired             Description                                Land        Improvements   to Acquisition   interests
----------------------------------------------------------------------------------------------------------------------
  10/85   Dallas/ Alvin St.                                       359,000        1,266,000        152,000       (4,000)
  10/85   Fort Worth/ W. Beach St.                                356,000        1,252,000        151,000       (4,000)
  10/85   Fort Worth/ E. Seminary                                 382,000        1,346,000        173,000       (5,000)
  10/85   Fort Worth/ Cockrell St.                                323,000        1,136,000        157,000       (4,000)
  11/85   Everett/ Evergreen                                      706,000        2,294,000        440,000       (9,000)
  11/85   Seattle/ Empire Way                                   1,652,000        5,348,000        572,000      (18,000)
  12/85   Amherst/ Niagra Falls                                   132,000          701,000        208,000       (3,000)
  12/85   West Sams Blvd.                                         164,000        1,159,000       (294,000)      (3,000)
  3/86    Jacksonville/ Wiley                                     140,000          510,000        225,000       (2,000)
  12/85   MacArthur Rd.                                           204,000        1,628,000        143,000       (6,000)
  2/86    Costa Mesa/ Pomona                                    1,405,000        1,520,000        327,000       (6,000)
  12/85   Brockton/ Main                                          153,000        2,020,000       (257,000)      (5,000)
  1/86    Mapleshade/ Rudderow                                    362,000        1,811,000        226,000       (6,000)
  1/86    Bordentown/ Groveville                                  196,000          981,000        130,000       (3,000)
  12/85   Eatontown/ Hwy 35                                       308,000        4,067,000        413,000      (14,000)
  2/86    Brea/ Imperial Hwy                                    1,069,000        2,165,000        331,000       (8,000)
  12/85   Denver/ Leetsdale                                       603,000          847,000        187,000       (3,000)
  2/86    Skokie/ McCormick                                       638,000        1,912,000        224,000       (7,000)
  1/86    Sun Valley/ Sheldon                                     544,000        1,836,000        326,000       (7,000)
  3/86    St. Louis/ Forder                                       517,000        1,133,000        251,000       (4,000)
  1/86    Las Vegas/ Highland                                     432,000          848,000        217,000       (3,000)
  5/86    Westlake Village                                      1,205,000          995,000        210,000       (4,000)
  2/86    Colorado Springs/ Sinton                                535,000        1,115,000        175,000       (4,000)
  2/86    Oklahoma City/ Penn                                     146,000          829,000        140,000       (3,000)
  2/86    Oklahoma City/ 39th Expressway                          238,000          812,000        279,000       (3,000)
  4/86    Reno/ Telegraph                                         649,000        1,051,000        434,000       (5,000)
  7/86    Colorado Springs/ Hollow Tree                           574,000          726,000        230,000       (3,000)
  4/86    St. Louis/Kirkham                                       199,000        1,001,000        193,000      (54,000)
  4/86    St. Louis/Reavis                                        192,000          958,000        196,000      (53,000)
  4/86    Fort Worth/East Loop                                    196,000          804,000        212,000      (46,000)
  6/86    Richland Hills                                          543,000          857,000        420,000      (58,000)
  5/86    Sacramento/Franklin Blvd.                               872,000          978,000        461,000      (65,000)
  6/86    West Valley/So. 3600                                    208,000        1,552,000        365,000      (87,000)
  7/86    West LA/Purdue Ave.                                   2,415,000        3,585,000        241,000     (174,000)
  7/86    Capital Heights/Central Ave.                            649,000        3,851,000        280,000     (188,000)
  10/86   Peralta/Fremont                                         851,000        1,074,000        272,000      (61,000)
  7/86    Pontiac/Dixie Hwy.                                      259,000        2,091,000         39,000      (97,000)
  8/86    Laurel/Ft. Meade Rd.                                    475,000        1,475,000        204,000      (76,000)
  9/86    Kansas City/S. 44th.                                    509,000        1,906,000        456,000     (108,000)
  10/86   Birmingham/Highland                                      89,000          786,000        207,000      (45,000)

                                                           Gross Carrying Value
                                                           At December 31, 1997
                                                --------------------------------------------
  Date                                                                                       Accumulated
Acquired             Description                    Land       Buildings         Total      Depreciation
----------------------------------------------------------------------------------------------------------
  10/85   Dallas/ Alvin St.                        359,000      1,414,000       1,773,000       687,000
  10/85   Fort Worth/ W. Beach St.                 356,000      1,399,000       1,755,000       680,000
  10/85   Fort Worth/ E. Seminary                  382,000      1,514,000       1,896,000       731,000
  10/85   Fort Worth/ Cockrell St.                 323,000      1,289,000       1,612,000       626,000
  11/85   Everett/ Evergreen                       706,000      2,725,000       3,431,000     1,382,000
  11/85   Seattle/ Empire Way                    1,652,000      5,902,000       7,554,000     2,929,000
  12/85   Amherst/ Niagra Falls                    132,000        906,000       1,038,000       469,000
  12/85   West Sams Blvd.                          164,000        862,000       1,026,000       425,000
  3/86    Jacksonville/ Wiley                      140,000        733,000         873,000       342,000
  12/85   MacArthur Rd.                            204,000      1,765,000       1,969,000       863,000
  2/86    Costa Mesa/ Pomona                     1,405,000      1,841,000       3,246,000       888,000
  12/85   Brockton/ Main                           153,000      1,758,000       1,911,000       878,000
  1/86    Mapleshade/ Rudderow                     362,000      2,031,000       2,393,000       979,000
  1/86    Bordentown/ Groveville                   196,000      1,108,000       1,304,000       531,000
  12/85   Eatontown/ Hwy 35                        308,000      4,466,000       4,774,000     2,167,000
  2/86    Brea/ Imperial Hwy                     1,069,000      2,488,000       3,557,000     1,236,000
  12/85   Denver/ Leetsdale                        603,000      1,031,000       1,634,000       508,000
  2/86    Skokie/ McCormick                        638,000      2,129,000       2,767,000     1,007,000
  1/86    Sun Valley/ Sheldon                      544,000      2,155,000       2,699,000     1,019,000
  3/86    St. Louis/ Forder                        517,000      1,380,000       1,897,000       642,000
  1/86    Las Vegas/ Highland                      432,000      1,062,000       1,494,000       507,000
  5/86    Westlake Village                       1,205,000      1,201,000       2,406,000       563,000
  2/86    Colorado Springs/ Sinton                 535,000      1,286,000       1,821,000       605,000
  2/86    Oklahoma City/ Penn                      146,000        966,000       1,112,000       457,000
  2/86    Oklahoma City/ 39th Expressway           238,000      1,088,000       1,326,000       482,000
  4/86    Reno/ Telegraph                          649,000      1,480,000       2,129,000       700,000
  7/86    Colorado Springs/ Hollow Tree            574,000        953,000       1,527,000       434,000
  4/86    St. Louis/Kirkham                        199,000      1,140,000       1,339,000       548,000
  4/86    St. Louis/Reavis                         192,000      1,101,000       1,293,000       531,000
  4/86    Fort Worth/East Loop                     196,000        970,000       1,166,000       455,000
  6/86    Richland Hills                           543,000      1,219,000       1,762,000       630,000
  5/86    Sacramento/Franklin Blvd.                872,000      1,374,000       2,246,000       656,000
  6/86    West Valley/So. 3600                     208,000      1,830,000       2,038,000       836,000
  7/86    West LA/Purdue Ave.                    2,415,000      3,652,000       6,067,000     1,800,000
  7/86    Capital Heights/Central Ave.             649,000      3,943,000       4,592,000     1,930,000
  10/86   Peralta/Fremont                          851,000      1,285,000       2,136,000       607,000
  7/86    Pontiac/Dixie Hwy.                       259,000      2,033,000       2,292,000       995,000
  8/86    Laurel/Ft. Meade Rd.                     475,000      1,603,000       2,078,000       783,000
  9/86    Kansas City/S. 44th.                     509,000      2,254,000       2,763,000     1,105,000
  10/86   Birmingham/Highland                       89,000        948,000       1,037,000       417,000

                                                                                                             Adjustment
                                                                                                             resulting
                                                                     Initial Cost                            from the
                                                            --------------------------------    Costs       acquisition
   Date                                        Encumbrances                   Building &      Subsequent    of minority
 Acquired             Description                                Land        Improvements   to Acquisition   interests
-----------------------------------------------------------------------------------------------------------------------
   10/86   Birmingham/Riverchase                                   262,000        1,338,000        357,000      (77,000)
   10/86   Birmingham/Eastwood                                     166,000        1,184,000        211,000      (63,000)
   10/86   Birmingham/Forestdale                                   152,000          948,000        152,000      (50,000)
   10/86   Birmingham/Centerpoint                                  265,000        1,305,000        234,000      (70,000)
   10/86   Birmingham/Roebuck Plaza                                101,000          399,000        243,000      (29,000)
   10/86   Birmingham/Greensprings                                 347,000        1,173,000        289,000      (67,000)
   10/86   Birmingham/Hoover-Lorna                                 372,000        1,128,000        324,000      (66,000)
   10/86   Midfield/Bessemer                                       170,000          355,000        272,000      (29,000)
   10/86   Huntsville/Leeman Ferry Rd.                             158,000          992,000        233,000      (56,000)
   10/86   Huntsville/Drake                                        253,000        1,172,000        224,000      (64,000)
   10/86   Anniston/Whiteside                                       59,000          566,000        171,000      (34,000)
   10/86   Houston/Glenvista                                       595,000        1,043,000        492,000      (70,000)
   10/86   Houston/I-45                                            704,000        1,146,000        729,000      (85,000)
   10/86   Houston/Rogerdale                                     1,631,000        2,792,000        454,000     (148,000)
   10/86   Houston/Gessner                                       1,032,000        1,693,000        836,000     (115,000)
   10/86   Houston/Richmond-Fairdale                             1,502,000        2,506,000        863,000     (153,000)
   10/86   Houston/Gulfton                                       1,732,000        3,036,000        858,000     (177,000)
   10/86   Houston/Westpark                                        503,000          854,000        145,000      (45,000)
   10/86   Jonesboro                                               157,000          718,000        188,000      (41,000)
   9/86    Lakewood/W. 6th Ave.                                  1,070,000        3,155,000        479,000      (25,000)
   10/86   Pilgrim/Houston/Loop 610                              1,299,000        3,491,000        927,000      (30,000)
   10/86   Pilgrim/Houston/S.W. Freeway                            904,000        2,319,000        539,000      (20,000)
   10/86   Pilgrim/Houston/FM 1960                                 719,000        1,987,000          2,000      (14,000)
   10/86   Pilgrim/Houston/Old Katy Rd.                          1,365,000        3,431,000        918,000      (30,000)
   10/86   Pilgrim/Houston/Long Point                              451,000        1,187,000        469,000      (11,000)
   10/86   Austin/Red Rooster                                    1,390,000        1,710,000        393,000      (14,000)
   12/86   Lynnwood/196th SW                                     1,063,000        1,602,000        314,000      (13,000)
   12/86   Auburn/Auburn Way North                                 606,000        1,144,000        325,000      (10,000)
   12/86   Gresham/Burnside                                        351,000        1,056,000        335,000      (10,000)
   12/86   Denver/Sheridan Rd.                                   1,033,000        2,792,000        589,000      (23,000)
   12/86   Marietta/Cobb Pkwy.                                     536,000        2,764,000        548,000      (23,000)
   12/86   Hillsboro/Tualatin Hwy.                                 461,000          574,000        207,000       (5,000)
   11/86   Arleta/Osborne St.                                      987,000          663,000        230,000       (6,000)
   4/87    City of Industry/Amar Rd.                               748,000        2,052,000        363,000      (17,000)
   3/87    Annandale/Ravensworth                                   679,000        1,621,000        185,000      (12,000)
   5/87    OK City/Hefner                                          459,000          941,000        206,000       (8,000)
   12/86   San Antonio/Sunst Rd.                                 1,206,000        1,594,000        474,000      (14,000)
   8/86    Hammond/Calumet                                          97,000          751,000        470,000       (8,000)
   7/86    Portland/Moody                                          663,000        1,637,000        (68,000)     (11,000)
   7/87    Oakbrook Terrace                                        912,000        2,688,000        628,000     (494,000)

                                                            Gross Carrying Value
                                                            At December 31, 1997
                                                 --------------------------------------------
   Date                                                                                       Accumulated
 Acquired             Description                    Land       Buildings         Total      Depreciation
-----------------------------------------------------------------------------------------------------------
   10/86   Birmingham/Riverchase                   262,000      1,618,000       1,880,000       808,000
   10/86   Birmingham/Eastwood                     166,000      1,332,000       1,498,000       630,000
   10/86   Birmingham/Forestdale                   152,000      1,050,000       1,202,000       506,000
   10/86   Birmingham/Centerpoint                  265,000      1,469,000       1,734,000       689,000
   10/86   Birmingham/Roebuck Plaza                101,000        613,000         714,000       264,000
   10/86   Birmingham/Greensprings                 347,000      1,395,000       1,742,000       674,000
   10/86   Birmingham/Hoover-Lorna                 372,000      1,386,000       1,758,000       651,000
   10/86   Midfield/Bessemer                       170,000        598,000         768,000       252,000
   10/86   Huntsville/Leeman Ferry Rd.             158,000      1,169,000       1,327,000       581,000
   10/86   Huntsville/Drake                        253,000      1,332,000       1,585,000       631,000
   10/86   Anniston/Whiteside                       59,000        703,000         762,000       335,000
   10/86   Houston/Glenvista                       595,000      1,465,000       2,060,000       653,000
   10/86   Houston/I-45                            704,000      1,790,000       2,494,000       849,000
   10/86   Houston/Rogerdale                     1,631,000      3,098,000       4,729,000     1,475,000
   10/86   Houston/Gessner                       1,032,000      2,414,000       3,446,000     1,037,000
   10/86   Houston/Richmond-Fairdale             1,502,000      3,216,000       4,718,000     1,513,000
   10/86   Houston/Gulfton                       1,732,000      3,717,000       5,449,000     1,959,000
   10/86   Houston/Westpark                        503,000        954,000       1,457,000       453,000
   10/86   Jonesboro                               157,000        865,000       1,022,000       411,000
   9/86    Lakewood/W. 6th Ave.                  1,070,000      3,609,000       4,679,000     1,718,000
   10/86   Pilgrim/Houston/Loop 610              1,299,000      4,388,000       5,687,000     2,002,000
   10/86   Pilgrim/Houston/S.W. Freeway            904,000      2,838,000       3,742,000     1,277,000
   10/86   Pilgrim/Houston/FM 1960                 662,000      2,032,000       2,694,000       898,000
   10/86   Pilgrim/Houston/Old Katy Rd.          1,365,000      4,319,000       5,684,000     1,909,000
   10/86   Pilgrim/Houston/Long Point              451,000      1,645,000       2,096,000       782,000
   10/86   Austin/Red Rooster                    1,390,000      2,089,000       3,479,000       937,000
   12/86   Lynnwood/196th SW                     1,063,000      1,903,000       2,966,000       854,000
   12/86   Auburn/Auburn Way North                 606,000      1,459,000       2,065,000       689,000
   12/86   Gresham/Burnside                        351,000      1,381,000       1,732,000       621,000
   12/86   Denver/Sheridan Rd.                   1,033,000      3,358,000       4,391,000     1,497,000
   12/86   Marietta/Cobb Pkwy.                     536,000      3,289,000       3,825,000     1,495,000
   12/86   Hillsboro/Tualatin Hwy.                 461,000        776,000       1,237,000       385,000
   11/86   Arleta/Osborne St.                      987,000        887,000       1,874,000       398,000
   4/87    City of Industry/Amar Rd.               748,000      2,398,000       3,146,000       654,000
   3/87    Annandale/Ravensworth                   679,000      1,794,000       2,473,000       811,000
   5/87    OK City/Hefner                          459,000      1,139,000       1,598,000       505,000
   12/86   San Antonio/Sunst Rd.                 1,206,000      2,054,000       3,260,000       882,000
   8/86    Hammond/Calumet                          97,000      1,213,000       1,310,000       502,000
   7/86    Portland/Moody                          663,000      1,558,000       2,221,000       672,000
   7/87    Oakbrook Terrace                        912,000      2,822,000       3,734,000     1,456,000

                                      F-44

                                                                                                             Adjustment
                                                                                                             resulting
                                                                     Initial Cost                            from the
                                                            --------------------------------    Costs       acquisition
   Date                                        Encumbrances                   Building &      Subsequent    of minority
 Acquired             Description                                Land        Improvements   to Acquisition   interests
-----------------------------------------------------------------------------------------------------------------------
   10/87   Plantation/S. State Rd.                                 924,000        1,801,000        252,000      (306,000)
   2/88    Anaheim/Lakeview                                        995,000        1,505,000        467,000      (294,000)
   8/87    San Antonio/Austin Hwy.                                 400,000          850,000        182,000      (154,000)
   10/87   Rockville/Fredrick Rd.                                1,695,000        3,305,000        643,000      (588,000)
  9/30/95  Whittier                                                215,000          384,000         31,000       658,000
  9/30/95  Van Nuys                                                295,000          657,000         62,000     1,124,000
  9/30/95  Huntington Beach                                        176,000          321,000         39,000       748,000
  9/30/95  Monterey Park                            287,000        124,000          346,000         53,000       787,000
  9/30/95  Downey                                                  191,000          317,000         19,000       781,000
  9/30/95  Balboa                                                   85,000          346,000         79,000       774,000
  9/30/95  Stockton                                 361,000        151,000          402,000         38,000       682,000
  9/30/95  Del Amo                                                 474,000          742,000         44,000     1,102,000
  9/30/95  Fresno                                   100,000         44,000          206,000         56,000       636,000
  9/30/95  Carson                                                  375,000          735,000              0       555,000
  7/1/95   Artesia/Artesia                                         668,000          874,000         12,000       363,000
  7/1/95   Arcadia/Lower Azusa                                     878,000          813,000         42,000       350,000
  7/1/95   Dallas/Kingsly IV                                     1,171,000          998,000         57,000       432,000
  7/1/95   Manassas/Centreville                                    433,000        1,308,000         20,000       544,000
  7/1/95   Los Angeles/San Pedro                                 1,719,000        2,071,000         27,000       859,000
  7/1/95   Bellevue/Northup                                      1,317,000        1,980,000         49,000       831,000
  7/1/95   Hollywood/Willoughby                                  1,701,000        1,100,000         14,000       456,000
  7/1/95   Atlanta/John Wesley                                   1,319,000          873,000        166,000       426,000
  7/1/95   Montebello/S. Maple                                   1,362,000        1,403,000         32,000       588,000
  7/1/95   Lake City/Forest                                        266,000          832,000         59,000       365,000
  7/1/95   Baltimore/W Patap                                       430,000        1,629,000         26,000       678,000
  7/1/95   Fraser/Groesbeck                                        393,000        1,089,000         33,000       459,000
  7/1/95   Vallejo/Mini Drive                                      599,000        1,086,000         32,000       458,000
  1/1/96   Bensenville/York Rd.                                    667,000        1,602,000         33,000       530,000
  1/1/96   Louisville/Preston                                      211,000        1,060,000         24,000       351,000
  1/1/96   San Jose/Aborn Road                                     615,000        1,342,000          6,000       437,000
  1/1/96   Englewood/Federal                                       481,000        1,395,000         32,000       462,000
  1/1/96   W. Hollywood/Santa Monica                             3,415,000        4,577,000         83,000     1,510,000
  1/1/96   Orland Hills/W. 159th                                   917,000        2,392,000         25,000       783,000
  1/1/96   Merrionette Park                                        818,000        2,020,000         26,000       663,000
  1/1/96   Denver/S Quebec                                       1,849,000        1,941,000         42,000       643,000
  1/1/96   Tigard/S.W. Pacific                                     633,000        1,206,000         18,000       397,000
  1/1/96   Coram/Middle Count                                      507,000        1,421,000         21,000       467,000
  1/1/96   Houston/FM 1960                                         635,000        1,294,000        104,000       453,000
  1/1/96   Kent/Military Trail                                     409,000        1,670,000         45,000       556,000
  1/1/96   Turnersville/Black                                      165,000        1,360,000          8,000       443,000

                                                            Gross Carrying Value
                                                            At December 31, 1997
                                                 --------------------------------------------
   Date                                                                                       Accumulated
 Acquired             Description                    Land       Buildings         Total      Depreciation
-----------------------------------------------------------------------------------------------------------
   10/87   Plantation/S. State Rd.                    924,000      1,747,000       2,671,000       861,000
   2/88    Anaheim/Lakeview                           995,000      1,678,000       2,673,000       791,000
   8/87    San Antonio/Austin Hwy.                    400,000        878,000       1,278,000       435,000
   10/87   Rockville/Fredrick Rd.                   1,695,000      3,360,000       5,055,000     1,653,000
  9/30/95  Whittier                                   215,000      1,073,000       1,288,000       296,000
  9/30/95  Van Nuys                                   295,000      1,843,000       2,138,000       455,000
  9/30/95  Huntington Beach                           176,000      1,108,000       1,284,000       264,000
  9/30/95  Monterey Park                              124,000      1,186,000       1,310,000       284,000
  9/30/95  Downey                                     191,000      1,117,000       1,308,000       272,000
  9/30/95  Balboa                                      85,000      1,199,000       1,284,000       247,000
  9/30/95  Stockton                                   151,000      1,122,000       1,273,000       228,000
  9/30/95  Del Amo                                    474,000      1,888,000       2,362,000       502,000
  9/30/95  Fresno                                      44,000        898,000         942,000       157,000
  9/30/95  Carson                                     375,000      1,290,000       1,665,000       222,000
  7/1/95   Artesia/Artesia                            668,000      1,249,000       1,917,000        85,000
  7/1/95   Arcadia/Lower Azusa                        878,000      1,205,000       2,083,000        97,000
  7/1/95   Dallas/Kingsly IV                        1,171,000      1,487,000       2,658,000       111,000
  7/1/95   Manassas/Centreville                       433,000      1,872,000       2,305,000       127,000
  7/1/95   Los Angeles/San Pedro                    1,719,000      2,957,000       4,676,000       211,000
  7/1/95   Bellevue/Northup                         1,317,000      2,860,000       4,177,000       179,000
  7/1/95   Hollywood/Willoughby                     1,701,000      1,570,000       3,271,000       113,000
  7/1/95   Atlanta/John Wesley                      1,319,000      1,465,000       2,784,000       135,000
  7/1/95   Montebello/S. Maple                      1,362,000      2,023,000       3,385,000       152,000
  7/1/95   Lake City/Forest                           266,000      1,256,000       1,522,000        88,000
  7/1/95   Baltimore/W Patap                          430,000      2,333,000       2,763,000       146,000
  7/1/95   Fraser/Groesbeck                           393,000      1,581,000       1,974,000       106,000
  7/1/95   Vallejo/Mini Drive                         599,000      1,576,000       2,175,000       116,000
  1/1/96   Bensenville/York Rd.                       667,000      2,165,000       2,832,000       165,000
  1/1/96   Louisville/Preston                         211,000      1,435,000       1,646,000       106,000
  1/1/96   San Jose/Aborn Road                        615,000      1,785,000       2,400,000       138,000
  1/1/96   Englewood/Federal                          481,000      1,889,000       2,370,000       148,000
  1/1/96   W. Hollywood/Santa Monica                3,415,000      6,170,000       9,585,000       437,000
  1/1/96   Orland Hills/W. 159th                      917,000      3,200,000       4,117,000       249,000
  1/1/96   Merrionette Park                           818,000      2,709,000       3,527,000       199,000
  1/1/96   Denver/S Quebec                          1,849,000      2,626,000       4,475,000       189,000
  1/1/96   Tigard/S.W. Pacific                        633,000      1,621,000       2,254,000       119,000
  1/1/96   Coram/Middle Count                         507,000      1,909,000       2,416,000       134,000
  1/1/96   Houston/FM 1960                            635,000      1,851,000       2,486,000       132,000
  1/1/96   Kent/Military Trail                        409,000      2,271,000       2,680,000       153,000
  1/1/96   Turnersville/Black                         165,000      1,811,000       1,976,000       133,000

                                                                                                             Adjustment
                                                                                                             resulting
                                                                     Initial Cost                            from the
                                                            --------------------------------    Costs       acquisition
   Date                                        Encumbrances                   Building &      Subsequent    of minority
 Acquired             Description                                Land        Improvements   to Acquisition   interests
-----------------------------------------------------------------------------------------------------------------------
  1/1/96   Sewell/Rts. 553                                         323,000        1,138,000         31,000       378,000
  1/1/96   Maple Shade/Fellowship                                  331,000        1,421,000         25,000       468,000
  1/1/96   Hyattsville/Kenilworth                                  509,000        1,757,000          4,000       571,000
  1/1/96   Waterbury/Captain                                       434,000        2,089,000         18,000       683,000
  1/1/96   Bedford Hts/Miles                                       835,000        1,577,000         29,000       520,000
  1/1/96   Livonia/Newburgh                                        635,000        1,407,000         27,000       464,000
  1/1/96   Sunland/Sunland Blvd.                                   631,000        1,965,000         25,000       644,000
  1/1/96   Des Moines                                              448,000        1,350,000         14,000       442,000
  1/1/96   Oxonhill/Indianhead                                     772,000        2,017,000         28,000       662,000
  1/1/96   Sacramento/N. 16th                                      582,000        2,610,000         30,000       855,000
  1/1/96   Houston/Westheimer                                    1,508,000        2,274,000         28,000       746,000
  1/1/96   San Pablo/San Pablo                                     565,000        1,232,000         32,000       410,000
  1/1/96   Bowie/Woodcliff                                         718,000        2,336,000          6,000       758,000
  1/1/96   Milwaukee/S. 84th                                       444,000        1,868,000         29,000       615,000
  1/1/96   Clinton/Malcolm Road                                    593,000        2,123,000         15,000       692,000
  4/1/96   San Diego/54th & E                                      880,000        2,429,000         22,000        78,000
  4/1/96   Miami/5th Street                                      2,151,000        3,018,000         92,000        99,000
  4/1/96   Silver Springs                                          852,000        1,972,000         30,000        64,000
  4/1/96   Chicago/E. 95th Street                                  367,000        2,197,000         72,000        72,000
  4/1/96   Chicago/S. Harlem                                       731,000        1,344,000         26,000        44,000
  4/1/96   St. Charles/Highway                                     576,000        1,430,000         14,000        46,000
  4/1/96   Chicago/Burr Ridge                                      389,000        2,055,000         23,000        66,000
  4/1/96   St. Louis/Hwy. 141                                      609,000        1,543,000         24,000        50,000
  4/1/96   Island Park/Austin                                    2,138,000        2,862,000         40,000        92,000
  4/1/96   Yonkers/Route 9A                                      1,767,000        3,633,000       (128,000)      116,000
  4/1/96   Los Angeles/Glendale                                  2,139,000        5,220,000         31,000       167,000
  4/1/96   Akron/Brittain Rd.                                      254,000        2,130,000         33,000        69,000
  4/1/96   Chicago/Harlem Ave.                                   1,322,000        2,752,000        173,000        93,000
  4/1/96   Bethesda/Butler Road                                  1,059,000        2,410,000          6,000        77,000
  4/1/96   Dundalk/Wise Avenue                                     413,000        1,893,000         38,000        61,000
  10/1/97  Marietta /Austell                                       398,000        1,326,000        156,000       305,000
  10/1/97  Denver / Leetsdale                                    1,407,000        1,682,000         67,000       387,000
  10/1/97  Baltimore / York                                      1,538,000        1,952,000        114,000       449,000
  10/1/97  Bolingbrook /E. Boug                                    737,000        1,776,000        110,000       409,000
  10/1/97  Kent / Central                                          483,000        1,321,000         95,000       304,000
  10/1/97  Geneva / Roosevelt                                      355,000        1,302,000         75,000       299,000
  10/1/97  Denver / Sheridan                                       429,000        1,105,000         40,000       254,000
  10/1/97  Mountlake Terrace                                     1,017,000        1,783,000        144,000       410,000
  10/1/97  Carol Stream/ St.Charles                                185,000        1,187,000         74,000       273,000
  10/1/97  Marietta / Cobb Park                                    420,000        1,131,000        112,000       260,000

                                                            Gross Carrying Value
                                                            At December 31, 1997
                                                 --------------------------------------------
   Date                                                                                       Accumulated
 Acquired             Description                    Land       Buildings         Total      Depreciation
-----------------------------------------------------------------------------------------------------------
  1/1/96   Sewell/Rts. 553                           323,000      1,547,000       1,870,000       112,000
  1/1/96   Maple Shade/Fellowship                    331,000      1,914,000       2,245,000       130,000
  1/1/96   Hyattsville/Kenilworth                    509,000      2,332,000       2,841,000       158,000
  1/1/96   Waterbury/Captain                         434,000      2,790,000       3,224,000       166,000
  1/1/96   Bedford Hts/Miles                         835,000      2,126,000       2,961,000       149,000
  1/1/96   Livonia/Newburgh                          635,000      1,898,000       2,533,000       131,000
  1/1/96   Sunland/Sunland Blvd.                     631,000      2,634,000       3,265,000       164,000
  1/1/96   Des Moines                                448,000      1,806,000       2,254,000       129,000
  1/1/96   Oxonhill/Indianhead                       772,000      2,707,000       3,479,000       174,000
  1/1/96   Sacramento/N. 16th                        582,000      3,495,000       4,077,000       199,000
  1/1/96   Houston/Westheimer                      1,508,000      3,048,000       4,556,000       209,000
  1/1/96   San Pablo/San Pablo                       565,000      1,674,000       2,239,000       109,000
  1/1/96   Bowie/Woodcliff                           718,000      3,100,000       3,818,000       184,000
  1/1/96   Milwaukee/S. 84th                         444,000      2,512,000       2,956,000       156,000
  1/1/96   Clinton/Malcolm Road                      593,000      2,830,000       3,423,000       163,000
  4/1/96   San Diego/54th & E                        880,000      2,529,000       3,409,000       218,000
  4/1/96   Miami/5th Street                        2,151,000      3,209,000       5,360,000       234,000
  4/1/96   Silver Springs                            852,000      2,066,000       2,918,000       172,000
  4/1/96   Chicago/E. 95th Street                    367,000      2,341,000       2,708,000       207,000
  4/1/96   Chicago/S. Harlem                         731,000      1,414,000       2,145,000       122,000
  4/1/96   St. Charles/Highway                       576,000      1,490,000       2,066,000       130,000
  4/1/96   Chicago/Burr Ridge                        389,000      2,144,000       2,533,000       193,000
  4/1/96   St. Louis/Hwy. 141                        609,000      1,617,000       2,226,000       131,000
  4/1/96   Island Park/Austin                      2,138,000      2,994,000       5,132,000       250,000
  4/1/96   Yonkers/Route 9A                        1,592,000      3,796,000       5,388,000       296,000
  4/1/96   Los Angeles/Glendale                    2,139,000      5,418,000       7,557,000       412,000
  4/1/96   Akron/Brittain Rd.                        254,000      2,232,000       2,486,000       165,000
  4/1/96   Chicago/Harlem Ave.                     1,322,000      3,018,000       4,340,000       229,000
  4/1/96   Bethesda/Butler Road                    1,059,000      2,493,000       3,552,000       169,000
  4/1/96   Dundalk/Wise Avenue                       413,000      1,992,000       2,405,000       124,000
  10/1/97  Marietta /Austell                         398,000      1,787,000       2,185,000        22,000
  10/1/97  Denver / Leetsdale                      1,407,000      2,136,000       3,543,000        28,000
  10/1/97  Baltimore / York                        1,538,000      2,515,000       4,053,000        31,000
  10/1/97  Bolingbrook /E. Boug                      737,000      2,295,000       3,032,000        29,000
  10/1/97  Kent / Central                            483,000      1,720,000       2,203,000        21,000
  10/1/97  Geneva / Roosevelt                        355,000      1,676,000       2,031,000        21,000
  10/1/97  Denver / Sheridan                         429,000      1,399,000       1,828,000        19,000
  10/1/97  Mountlake Terrace                       1,017,000      2,337,000       3,354,000        28,000
  10/1/97  Carol Stream/ St.Charles                  185,000      1,534,000       1,719,000        19,000
  10/1/97  Marietta / Cobb Park                      420,000      1,503,000       1,923,000        18,000

                                                                                                             Adjustment
                                                                                                             resulting
                                                                     Initial Cost                            from the
                                                            --------------------------------    Costs       acquisition
   Date                                        Encumbrances                   Building &      Subsequent    of minority
 Acquired             Description                                Land        Improvements   to Acquisition   interests
-----------------------------------------------------------------------------------------------------------------------
  10/1/97  Venice / Rose                                         5,468,000        5,478,000        489,000     1,260,000
  10/1/97  Ventura / Ventura Bl                                    911,000        2,227,000        110,000       512,000
  10/1/97  Studio City/ Ventura                                  2,421,000        1,610,000        106,000       370,000
  10/1/97  Madison Heights/ John                                   428,000        1,686,000      1,985,000       388,000
  10/1/97  Lax / Imperial & Lake                                 1,662,000        2,079,000         71,000       478,000
  10/1/97  Justice / Industrial                                    233,000        1,181,000         72,000       272,000
  10/1/97  Burbank / San Fernando                                1,825,000        2,210,000        111,000       508,000
  10/1/97  Pinole / Appian Way                                     728,000        1,827,000        100,000       420,000
  10/1/97  Denver / Tamarac Park                                 2,545,000        1,692,000         50,000       389,000
  10/1/97  Gresham / Powell                                        322,000        1,298,000        142,000       299,000
  10/1/97  Warren / Mound Road                                     268,000        1,025,000        107,000       236,000
  10/1/97  Woodside/Brooklyn-Queens                              5,016,000        3,950,000         72,000       909,000
  10/1/97  Enfield / Elm Street                                    399,000        1,900,000        183,000       437,000
  10/1/97  Roselle / Lake Street                                   312,000        1,411,000         96,000       325,000
  10/1/97  Milwaukee / Appleton                                    324,000        1,385,000        107,000       319,000
  10/1/97  Emeryville / Bay Street                               1,602,000        1,830,000         72,000       421,000
  10/1/97  Monterey / Del Rey                                      257,000        1,048,000        152,000       241,000
  10/1/97  San Leandro / Washington                                660,000        1,142,000         93,000       263,000
  10/1/97  Boca Raton / N.W. 20                                  1,140,000        2,256,000        249,000       519,000
  10/1/97  Washington DC/So Capital                              1,437,000        4,489,000        250,000     1,033,000
  10/1/97  Lynn / Lynnway                                          463,000        3,059,000        136,000       704,000
  10/1/97  Pompano Beach                                         1,077,000        1,527,000        414,000       351,000
  10/1/97  Lake Oswego/ N.State                                    465,000        1,956,000        173,000       450,000
  10/1/97  Daly City / Mission                                     389,000        2,921,000         85,000       671,000
  10/1/97  Odenton / Route 175                                     456,000        2,104,000        114,000       484,000
  10/1/97  Schiller Prk/River Rd.                                  524,000        1,089,000              0       334,000
  10/1/97  Chicago / Cuyler                                      1,291,000        2,014,000         92,000       618,000
  10/1/97  Chicago Hghts/Western                                   431,000        1,353,000         61,000       415,000
  10/1/97  Arlington Hts/Univ.Drive                                618,000        2,255,000         99,000       692,000
  10/1/97  Cicero / Ogden                                        1,546,000        1,701,000         74,000       522,000
  10/1/97  Chicago/W. Howard St.                                   897,000        2,109,000        135,000       647,000
  10/1/97  Chicago/N.Western Ave                                 1,339,000        2,266,000        221,000       695,000
  10/1/97  Chicago/Northwest                                       853,000        1,752,000        133,000       537,000
  10/1/97  Chicago/N.Wells St                                    1,333,000        2,183,000         34,000       669,000
  10/1/97  Chicago / Pulaski                                     1,176,000        2,072,000        168,000       636,000
  10/1/97  Novato / Landing                                      2,416,000        3,496,000        109,000        52,000
  10/1/97  St. Louis / Lindberg                                    584,000        1,508,000         75,000        23,000
  10/1/97  Oakland/International                                   358,000        1,568,000        105,000        23,000
  10/1/97  Stockton / March Lane                                   663,000        1,398,000         55,000        21,000
  10/1/97  Des Plaines / Golf Rd.                                1,363,000        3,093,000        148,000        46,000

                                                            Gross Carrying Value
                                                            At December 31, 1997
                                                 --------------------------------------------
   Date                                                                                       Accumulated
 Acquired             Description                    Land       Buildings         Total      Depreciation
-----------------------------------------------------------------------------------------------------------
  10/1/97  Venice / Rose                         5,468,000      7,227,000      12,695,000        75,000
  10/1/97  Ventura / Ventura Bl                    911,000      2,849,000       3,760,000        34,000
  10/1/97  Studio City/ Ventura                  2,421,000      2,086,000       4,507,000        26,000
  10/1/97  Madison Heights/ John                   428,000      4,059,000       4,487,000        25,000
  10/1/97  Lax / Imperial & Lake                 1,662,000      2,628,000       4,290,000        32,000
  10/1/97  Justice / Industrial                    233,000      1,525,000       1,758,000        19,000
  10/1/97  Burbank / San Fernando                1,825,000      2,829,000       4,654,000        33,000
  10/1/97  Pinole / Appian Way                     728,000      2,347,000       3,075,000        28,000
  10/1/97  Denver / Tamarac Park                 2,545,000      2,131,000       4,676,000        29,000
  10/1/97  Gresham / Powell                        322,000      1,739,000       2,061,000        20,000
  10/1/97  Warren / Mound Road                     268,000      1,368,000       1,636,000        16,000
  10/1/97  Woodside/Brooklyn-Queens              5,016,000      4,931,000       9,947,000        49,000
  10/1/97  Enfield / Elm Street                    399,000      2,520,000       2,919,000        28,000
  10/1/97  Roselle / Lake Street                   312,000      1,832,000       2,144,000        21,000
  10/1/97  Milwaukee / Appleton                    324,000      1,811,000       2,135,000        20,000
  10/1/97  Emeryville / Bay Street               1,602,000      2,323,000       3,925,000        27,000
  10/1/97  Monterey / Del Rey                      257,000      1,441,000       1,698,000        16,000
  10/1/97  San Leandro / Washington                660,000      1,498,000       2,158,000        17,000
  10/1/97  Boca Raton / N.W. 20                  1,140,000      3,024,000       4,164,000        33,000
  10/1/97  Washington DC/So Capital              1,437,000      5,772,000       7,209,000        49,000
  10/1/97  Lynn / Lynnway                          463,000      3,899,000       4,362,000        39,000
  10/1/97  Pompano Beach                         1,077,000      2,292,000       3,369,000        22,000
  10/1/97  Lake Oswego/ N.State                    465,000      2,579,000       3,044,000        27,000
  10/1/97  Daly City / Mission                     389,000      3,677,000       4,066,000        38,000
  10/1/97  Odenton / Route 175                     456,000      2,702,000       3,158,000        23,000
  10/1/97  Schiller Prk/River Rd.                  524,000      1,423,000       1,947,000         8,000
  10/1/97  Chicago / Cuyler                      1,291,000      2,724,000       4,015,000        31,000
  10/1/97  Chicago Hghts/Western                   431,000      1,829,000       2,260,000        22,000
  10/1/97  Arlington Hts/Univ.Drive                618,000      3,046,000       3,664,000        27,000
  10/1/97  Cicero / Ogden                        1,546,000      2,297,000       3,843,000        26,000
  10/1/97  Chicago/W. Howard St.                   897,000      2,891,000       3,788,000        36,000
  10/1/97  Chicago/N.Western Ave                 1,339,000      3,182,000       4,521,000        32,000
  10/1/97  Chicago/Northwest                       853,000      2,422,000       3,275,000        21,000
  10/1/97  Chicago/N.Wells St                    1,333,000      2,886,000       4,219,000        21,000
  10/1/97  Chicago / Pulaski                     1,176,000      2,876,000       4,052,000        21,000
  10/1/97  Novato / Landing                      2,416,000      3,657,000       6,073,000        41,000
  10/1/97  St. Louis / Lindberg                    584,000      1,606,000       2,190,000        17,000
  10/1/97  Oakland/International                   358,000      1,696,000       2,054,000        17,000
  10/1/97  Stockton / March Lane                   663,000      1,474,000       2,137,000        15,000
  10/1/97  Des Plaines / Golf Rd.                1,363,000      3,287,000       4,650,000        33,000

                                                                                                             Adjustment
                                                                                                             resulting
                                                                     Initial Cost                            from the
                                                            --------------------------------    Costs       acquisition
   Date                                        Encumbrances                   Building &      Subsequent    of minority
 Acquired             Description                                Land        Improvements   to Acquisition   interests
-----------------------------------------------------------------------------------------------------------------------
  10/1/97  Morton Grove                                          2,658,000        3,232,000         52,000        48,000
  10/1/97  Los Angeles / Jefferson                               1,090,000        1,580,000        149,000        24,000
  10/1/97  Los Angeles / Martin                                    869,000        1,152,000         51,000        17,000
  10/1/97  San Leandro / E. 14th                                   627,000        1,289,000         50,000        19,000
  10/1/97  Tucson / Tanque                                         345,000        1,709,000         75,000        26,000
  10/1/97  Randolph / Warren St.                                 2,330,000        1,914,000        345,000        29,000
  10/1/97  Forrestville / Penn.                                  1,056,000        2,347,000        105,000        35,000
  10/1/97  Bridgeport                                            4,877,000        2,739,000        287,000        41,000
  10/1/97  North Hollywood/Vine                                    906,000        2,379,000        105,000        36,000
  10/1/97  Santa Cruz / Portola                                    535,000        1,526,000         64,000        23,000
  10/1/97  Hyde Park / River St.                                   626,000        1,748,000        138,000        26,000
  10/1/97  Dublin / San Ramon Rd.                                  942,000        1,999,000         73,000        30,000
  10/1/97  Vallejo / Humboldt                                      473,000        1,651,000         64,000        25,000
  10/1/97  Fremont/Warm Springs                                    848,000        2,885,000        127,000        43,000
  10/1/97  Seattle / Stone Way                                     829,000        2,180,000        172,000        33,000
  10/1/97  W. Olympia / Blacklane                                  149,000        1,096,000        169,000        16,000
  10/1/97  Mercer/Parkside Ave                                     359,000        1,763,000        104,000        26,000
  10/1/97  Bridge Water / Main                                     445,000        2,054,000        182,000        31,000
  10/1/97  Norwalk / Hoyt Street                                 2,369,000        3,049,000        202,000        46,000

 Commercial Properties

 11/15/95  Camarillo/Ventura Blvd                                  180,000          420,000         19,000
  6/25/97  San Diego-Kearny Mesa - Office                        1,851,000        4,318,000        (60,000)
  6/25/97  San Diego-Kearny Mesa - R & D                         1,087,000        2,536,000        (36,000)
  6/25/97  Fairfax/Bren Mar - Office                               581,000        2,677,000        143,000
  6/25/97  San Diego/Lusk                                        1,932,000        4,508,000        457,000
  6/25/97  Fairfax/Bren Mar - R & D                              1,649,000        2,525,000        381,000
  6/25/97  San Diego/Lusk II - R & D                               679,000        1,583,000        575,000
  6/25/97  San Diego/Lusk II - Office                            1,662,000        3,878,000         56,000
  6/25/97  San Ramon/Norris Cyn -Office                            785,000        3,359,000        326,000
  6/25/97  Fairfax/Alban Rd. - Office                            1,002,000        2,785,000        595,000
  6/25/97  San Ramon/Norris Cyn - Retail                           724,000          161,000        304,000
  6/25/97  Fairfax/Alban Rd. - R & D                               961,000        1,794,000        439,000
   10/85   San Antonio/One Park Ten                              2,365,000        6,215,000        (15,000)
   10/85   San Antonio/Park Terrace                                943,000        2,477,000      4,546,000
  5/2/94   Monterey Park                                         3,150,000        5,860,000        181,000
  9/30/94  Monterey/Calle Del                                      249,000          604,000         56,000
  3/1/96   San Jose                                              3,458,000        8,563,000        222,000
   10/96   Little Rk/John Barrw                                    780,000        1,820,000         49,000

                                                            Gross Carrying Value
                                                            At December 31, 1997
                                                 --------------------------------------------
   Date                                                                                       Accumulated
 Acquired             Description                    Land       Buildings         Total      Depreciation
-----------------------------------------------------------------------------------------------------------
  10/1/97  Morton Grove                           2,658,000      3,332,000       5,990,000        37,000
  10/1/97  Los Angeles / Jefferson                1,090,000      1,753,000       2,843,000        18,000
  10/1/97  Los Angeles / Martin                     869,000      1,220,000       2,089,000        13,000
  10/1/97  San Leandro / E. 14th                    627,000      1,358,000       1,985,000        13,000
  10/1/97  Tucson / Tanque                          345,000      1,810,000       2,155,000        17,000
  10/1/97  Randolph / Warren St.                  2,330,000      2,288,000       4,618,000        19,000
  10/1/97  Forrestville / Penn.                   1,056,000      2,487,000       3,543,000        26,000
  10/1/97  Bridgeport                             4,877,000      3,067,000       7,944,000        28,000
  10/1/97  North Hollywood/Vine                     906,000      2,520,000       3,426,000        23,000
  10/1/97  Santa Cruz / Portola                     535,000      1,613,000       2,148,000        15,000
  10/1/97  Hyde Park / River St.                    626,000      1,912,000       2,538,000        16,000
  10/1/97  Dublin / San Ramon Rd.                   942,000      2,102,000       3,044,000        26,000
  10/1/97  Vallejo / Humboldt                       473,000      1,740,000       2,213,000        16,000
  10/1/97  Fremont/Warm Springs                     848,000      3,055,000       3,903,000        26,000
  10/1/97  Seattle / Stone Way                      829,000      2,385,000       3,214,000        19,000
  10/1/97  W. Olympia / Blacklane                   149,000      1,281,000       1,430,000        11,000
  10/1/97  Mercer/Parkside Ave                      359,000      1,893,000       2,252,000        17,000
  10/1/97  Bridge Water / Main                      445,000      2,267,000       2,712,000        20,000
  10/1/97  Norwalk / Hoyt Street                  2,369,000      3,297,000       5,666,000        27,000

 Commercial Properties

 11/15/95  Camarillo/Ventura Blvd                   180,000        439,000         619,000        34,000
  6/25/97  San Diego-Kearny Mesa - Office         1,851,000      4,258,000       6,109,000        82,000
  6/25/97  San Diego-Kearny Mesa - R & D          1,086,000      2,501,000       3,587,000        48,000
  6/25/97  Fairfax/Bren Mar - Office                581,000      2,820,000       3,401,000        29,000
  6/25/97  San Diego/Lusk                         1,932,000      4,965,000       6,897,000        96,000
  6/25/97  Fairfax/Bren Mar - R & D               1,649,000      2,906,000       4,555,000        82,000
  6/25/97  San Diego/Lusk II - R & D                679,000      2,158,000       2,837,000        34,000
  6/25/97  San Diego/Lusk II - Office             1,662,000      3,934,000       5,596,000        84,000
  6/25/97  San Ramon/Norris Cyn -Office             785,000      3,685,000       4,470,000        41,000
  6/25/97  Fairfax/Alban Rd. - Office             1,002,000      3,380,000       4,382,000        54,000
  6/25/97  San Ramon/Norris Cyn - Retail            723,000        466,000       1,189,000        38,000
  6/25/97  Fairfax/Alban Rd. - R & D                961,000      2,233,000       3,194,000        51,000
   10/85   San Antonio/One Park Ten               1,447,000      7,118,000       8,565,000     4,311,000
   10/85   San Antonio/Park Terrace               1,860,000      6,106,000       7,966,000     2,549,000
  5/2/94   Monterey Park                          2,700,000      6,491,000       9,191,000       964,000
  9/30/94  Monterey/Calle Del                       249,000        660,000         909,000        87,000
  3/1/96   San Jose                               3,458,000      8,785,000      12,243,000       591,000
   10/96   Little Rk/John Barrw                     780,000      1,869,000       2,649,000        81,000

                                                                                                             Adjustment
                                                                                                             resulting
                                                                     Initial Cost                            from the
                                                            --------------------------------    Costs       acquisition
   Date                                        Encumbrances                   Building &      Subsequent    of minority
 Acquired             Description                                Land        Improvements   to Acquisition   interests
-----------------------------------------------------------------------------------------------------------------------
   10/96   Tulsa/S. Peoria                                         375,000          875,000         15,000
   10/96   La Prada                                                495,000        1,155,000         25,000
   10/96   Eastgate/N.W. Hgwy                                      480,000        1,120,000         49,000
   10/96   Quail Valley                                            360,000          840,000         43,000
   11/96   Downtown Center                                         660,000        1,540,000         67,000
   11/96   Airport South                                           660,000        1,540,000         23,000
   11/96   Woodbridge/Great Oaks                                 1,350,000        3,150,000         36,000
   12/81   S. Houston/S. Shaver                                    354,000        1,981,000        203,000
   12/83   Signal Hill/Junipero                                  1,195,000        2,220,000        946,000
   12/83   Lakewood/Watson Plaza                                 2,513,000        4,238,000      1,880,000
   12/96   Broken Arrow/W. Concord                                 840,000        1,960,000         20,000
   2/86    San Diego/Camino Del Rio S.                           1,967,000        6,783,000      2,436,000
   2/95    Milwaukie                                               600,000        1,444,000        448,000
   2/96    Studio City/Ventura Blvd. II                            916,000        2,244,000        369,000
   3/84    Austin/Lamar Blvd.                                    4,321,000        5,937,000      3,352,000
   3/85    Sacremento/Northgate Blvd.                            1,536,000        5,689,000      2,386,000
   3/86    Culver City/Uplander                                  7,544,000       11,656,000      4,153,000
   3/86    Tempe/University                                      4,201,000        5,099,000      2,926,000
   5/86    Signal Hill/E. 28th St.                               2,463,000        4,837,000      1,437,000
   5/87    Carson/Leapwood Ave.                                  2,535,000        3,165,000      1,158,000
   6/95    Cerritos/Edwards                                        516,000        1,265,000        315,000
   6/95    Milwaukie II/SE Intl                                    411,000          999,000        335,000
   6/95    Renton/Rainier                                          295,000          698,000        114,000
   7/85    Houston/N. Baker's Landing                            2,221,000       12,179,000      2,913,000
   7/86    Mesa/W. Main                                          1,333,000        2,935,000        845,000
   7/86    Tempe/ S. Edward                                      1,419,000        3,123,000        997,000
   9/96    San Diego/Lusk                                        1,522,000        3,664,000         99,000
   9/96    Alexandria/Eisenhower                                 1,463,000        3,585,000        194,000
   9/96    Tempe/McKellips                                         198,000          530,000         13,000
   9/96    Torrance/Crenshaw                                       457,000        1,120,000         57,000
  4/12/97  Torrance / Crenshaw II                                1,868,000        4,358,000        477,000
  4/12/97  So. San Francisco / Airport                             899,000        2,097,000        220,000
  4/12/97  Gaithersburg / Christopher Ave.                         475,000        1,109,000         88,000
  8/1/97   Herndon Pkwy                                          5,926,000       13,815,000        237,000
  8/1/97   Baltimore/N. Charles St.                              4,067,000        9,490,000         29,000
  9/24/97  Largo Park / Mercantile Lane                          3,085,000        7,198,000        145,000
 12/10/97  Northpoint/Le Bourget                                 1,156,000        2,698,000              0
 12/24/97  Buena Park Industrial Center                          3,245,000        7,571,000              0
 12/24/97  Cerritos Business Park                                4,218,000        9,843,000              0
 12/24/97  Parkway Commercial Center                             4,398,000       10,261,000              0

                                                            Gross Carrying Value
                                                            At December 31, 1997
                                                 --------------------------------------------
   Date                                                                                       Accumulated
 Acquired             Description                    Land       Buildings         Total      Depreciation
-----------------------------------------------------------------------------------------------------------
   10/96   Tulsa/S. Peoria                          375,000        890,000       1,265,000        35,000
   10/96   La Prada                                 495,000      1,180,000       1,675,000        52,000
   10/96   Eastgate/N.W. Hgwy                       480,000      1,169,000       1,649,000        51,000
   10/96   Quail Valley                             360,000        883,000       1,243,000        40,000
   11/96   Downtown Center                          660,000      1,607,000       2,267,000        69,000
   11/96   Airport South                            660,000      1,563,000       2,223,000        67,000
   11/96   Woodbridge/Great Oaks                  1,350,000      3,186,000       4,536,000       138,000
   12/81   S. Houston/S. Shaver                     354,000      2,184,000       2,538,000     1,374,000
   12/83   Signal Hill/Junipero                   1,195,000      3,166,000       4,361,000     1,657,000
   12/83   Lakewood/Watson Plaza                  2,513,000      6,118,000       8,631,000     3,777,000
   12/96   Broken Arrow/W. Concord                  840,000      1,980,000       2,820,000        79,000
   2/86    San Diego/Camino Del Rio S.            1,967,000      9,219,000      11,186,000     4,829,000
   2/95    Milwaukie                                597,000      1,895,000       2,492,000       263,000
   2/96    Studio City/Ventura Blvd. II             916,000      2,613,000       3,529,000       165,000
   3/84    Austin/Lamar Blvd.                     4,321,000      9,289,000      13,610,000     5,219,000
   3/85    Sacremento/Northgate Blvd.             1,535,000      8,076,000       9,611,000     4,361,000
   3/86    Culver City/Uplander                   7,544,000     15,809,000      23,353,000     8,020,000
   3/86    Tempe/University                       4,202,000      8,024,000      12,226,000     4,175,000
   5/86    Signal Hill/E. 28th St.                2,463,000      6,274,000       8,737,000     2,978,000
   5/87    Carson/Leapwood Ave.                   2,536,000      4,322,000       6,858,000     1,953,000
   6/95    Cerritos/Edwards                         516,000      1,580,000       2,096,000       227,000
   6/95    Milwaukie II/SE Intl                     411,000      1,334,000       1,745,000       168,000
   6/95    Renton/Rainier                           295,000        812,000       1,107,000       110,000
   7/85    Houston/N. Baker's Landing             2,221,000     15,092,000      17,313,000     8,116,000
   7/86    Mesa/W. Main                           1,333,000      3,780,000       5,113,000     1,924,000
   7/86    Tempe/ S. Edward                       1,419,000      4,120,000       5,539,000     2,040,000
   9/96    San Diego/Lusk                         1,522,000      3,763,000       5,285,000       151,000
   9/96    Alexandria/Eisenhower                  1,463,000      3,779,000       5,242,000       152,000
   9/96    Tempe/McKellips                          198,000        543,000         741,000        22,000
   9/96    Torrance/Crenshaw                        457,000      1,177,000       1,634,000        50,000
  4/12/97  Torrance / Crenshaw II                 1,868,000      4,835,000       6,703,000       121,000
  4/12/97  So. San Francisco / Airport              899,000      2,317,000       3,216,000        59,000
  4/12/97  Gaithersburg / Christopher Ave.          475,000      1,197,000       1,672,000        29,000
  8/1/97   Herndon Pkwy                           5,926,000     14,052,000      19,978,000       186,000
  8/1/97   Baltimore/N. Charles St.               4,067,000      9,519,000      13,586,000       127,000
  9/24/97  Largo Park / Mercantile Lane           3,085,000      7,343,000      10,428,000             0
 12/10/97  Northpoint/Le Bourget                  1,156,000      2,698,000       3,854,000             0
 12/24/97  Buena Park Industrial Center           3,245,000      7,571,000      10,816,000             0
 12/24/97  Cerritos Business Park                 4,218,000      9,843,000      14,061,000             0
 12/24/97  Parkway Commercial Center              4,398,000     10,261,000      14,659,000             0

                                                                                                             Adjustment
                                                                                                             resulting
                                                                     Initial Cost                            from the
                                                            --------------------------------    Costs       acquisition
   Date                                        Encumbrances                   Building &      Subsequent    of minority
 Acquired             Description                                Land        Improvements   to Acquisition   interests
-----------------------------------------------------------------------------------------------------------------------
 12/24/97  Canada Business Center                                5,508,000       12,851,000     0             0
 12/24/97  Laguna Hill Comm. Center                             16,261,000       37,943,000     0             0
 12/24/97  Lake Forest Comm. Center                              2,037,000        4,754,000     0             0

 Other Properties

           Glendale/Western Avenue                               1,622,000        3,771,000      5,514,000             0
           Construction in Progress                                      0                0     42,635,000             0
           Vacant Land                                             696,000                0              0             0
           Other encumbrances                     2,517,000                                              0

                                              ===========================================================================
                                               $43,308,000  $851,134,000    $1,975,039,000    $230,394,000   $63,597,000
                                              ===========================================================================


                                                            Gross Carrying Value
                                                            At December 31, 1997
                                                 --------------------------------------------
   Date                                                                                       Accumulated
 Acquired             Description                    Land       Buildings         Total      Depreciation
-----------------------------------------------------------------------------------------------------------
 12/24/97  Canada Business Center               5,508,000     12,851,000      18,359,000      0
 12/24/97  Laguna Hill Comm. Center            16,261,000     37,943,000      54,204,000      0
 12/24/97  Lake Forest Comm. Center             2,037,000      4,754,000       6,791,000      0

 Other Properties

           Glendale/Western Avenue              1,622,000      9,285,000      10,907,000     1,385,000
           Construction in Progress                     0     42,635,000      42,635,000             0
           Vacant Land                            696,000              0         696,000             0
           Other encumbrances

                                             ==========================================================
                                             $845,299,000 $2,274,865,000  $3,120,164,000  $378,248,000
                                             ==========================================================

                                      F-50