Form 10-K/A
period 1997-12-31
PUBLIC STORAGE INC /CA
filed 1998-04-23
CIK 318380

SECURITIES
                             AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A

                                 AMENDMENT NO. 1

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 1997

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ________ to ________

Commission File Number:    1-8389

                              PUBLIC STORAGE, INC.
                              --------------------
             (Exact name of registrant as specified in its charter)

           California                                        95-3551121
           ----------                                        ----------
(State or other jurisdiction of                          (I.R.S. Employer
incorporation or organization)                         Identification Number)

701 Western Avenue, Glendale, California                      91201-2397
----------------------------------------                      ----------
(Address of principal executive offices)                      (Zip Code)

Registrant's telephone number, including area code:  (818) 244-8080
                                                     --------------

Securities registered pursuant to Section 12(b) of the Act:

                                                                                     Name of each exchange
                        Title of each class                                          on which registered
                        -------------------                                          ---------------------
10% Cumulative Preferred Stock, Series A, $.0l par value                             New York Stock Exchange
9.20% Cumulative Preferred Stock, Series B, $.0l par value                           New York Stock Exchange
Adjustable Rate Cumulative Preferred Stock, Series C, $.01 par value                 New York Stock Exchange
9.50% Cumulative Preferred Stock, Series D, $.0l par value                           New York Stock Exchange
10% Cumulative Preferred Stock, Series E, $.0l par value                             New York Stock Exchange
9.75% Cumulative Preferred Stock, Series F, $.0l par value                           New York Stock Exchange
Depositary Shares Each Representing 1/1,000 of a Share of 8-7/8% Cumulative
 Preferred Stock, Series G, $.01 par value                                           New York Stock Exchange
Depositary Shares Each Representing 1/1,000 of a Share of 8.45% Cumulative
 Preferred Stock, Series H, $.0l par value                                           New York Stock Exchange
Depositary Shares Each Representing 1/1,000 of a Share of 8-5/8% Cumulative
 Preferred Stock, Series I, $.01 par value                                           New York Stock Exchange
Depositary Shares Each Representing 1/1,000 of a Share of 8% Cumulative
 Preferred Stock, Series J, $.01 par value                                           New York Stock Exchange
8.25% Convertible Preferred Stock, $.0l par value                                    New York Stock Exchange,
                                                                                     Pacific Exchange
Common Stock, $.l0 par value                                                         New York Stock Exchange,
                                                                                     Pacific Exchange

Securities registered pursuant to Section 12(g) of the Act:

                                      None
                                      ----
                                (Title of class)
         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                  [X]Yes [ ]No

Item 10. Directors and Executive Officers of the Company
         -----------------------------------------------
         Since November 1995, Public Storage, Inc. (the "Company") has been self-administered and self-managed through a merger (the "PSMI Merger") with Public Storage Management, Inc. ("PSMI").

         Set forth below is information regarding the directors and executive officers of the Company:

      Name                                     Positions
------------------             -------------------------------------------------
B. Wayne Hughes                Chairman of the Board and Chief Executive Officer
Harvey Lenkin                  President and Director
B. Wayne Hughes, Jr.           Vice President and Director
John Reyes                     Senior Vice President and Chief Financial Officer
Carl B. Phelps                 Senior Vice President
Obren B. Gerich                Senior Vice President
Marvin M. Lotz                 Senior Vice President
David Goldberg                 Senior Vice President and General Counsel
A. Timothy Scott               Senior Vice President and Tax Counsel
David P. Singelyn              Vice President and Treasurer
Sarah Hass                     Vice President and Secretary
Robert J. Abernethy            Director
Dann V. Angeloff               Director
William C. Baker               Director
Thomas J. Barrack, Jr.         Director
Uri P. Harkham                 Director

         B. Wayne Hughes, age 64, has been a director of the Company since its organization in 1980 and was President and Co-Chief Executive Officer from 1980 until November 1991 when he became Chairman of Board and sole Chief Executive Officer. Mr. Hughes has been Chairman of the Board and Chief Executive Officer since 1990 of Public Storage Properties XX, Inc. ("Properties 20"), an affiliated REIT. He was Chairman of the Board and Chief Executive Officer from 1990 until March 16, 1998 of Public Storage Properties XI, Inc., now known as PS Business Parks, Inc. ("PSBP"), an affiliated REIT. From 1989-90 until the respective dates of merger, he was Chairman of the Board and Chief Executive Officer of Public Storage Properties VI, Inc., Public Storage Properties VII, Inc., Public Storage Properties VIII, Inc., Public Storage Properties IX, Inc., Public Storage Properties X, Inc., Public Storage Properties XII, Inc., Public Storage Properties XIV, Inc. ("Properties 14"), Public Storage Properties XV, Inc. ("Properties 15"), Public Storage Properties XVI, Inc. ("Properties 16"), Public Storage Properties XVII, Inc. ("Properties 17"), Public Storage Properties XVIII, Inc. ("Properties 18"), Public Storage Properties XIX, Inc. ("Properties 19"), PS Business Parks, Inc., Partners Preferred Yield, Inc., Partners Preferred Yield II, Inc., Partners Preferred Yield III, Inc. and Storage Properties, Inc. ("SPI") (collectively, the "Merged Public Storage REITs"), affiliated REITs that were merged into the Company between September 1994 and June 1997. Mr. Hughes has been active in the real estate investment field for over 25 years. He is the father of B. Wayne Hughes, Jr.

         Harvey Lenkin, age 62, became President and a director of the Company in November 1991. Mr. Lenkin has been employed by the Company for 20 years. He has been President of Properties 20 since 1990. Mr. Lenkin has been a director of PSBP since March 16, 1998 and was President of PSBP from 1990 until March 16, 1998. He was President of the Merged Public Storage REITs from 1989-90 until the respective dates of merger and was also a director of SPI from 1989 until June 1996. Mr. Lenkin is a director of the National Association of Real Estate Investment Trusts, Inc. (NAREIT).

         B. Wayne Hughes, Jr., age 38, became a director of the Company on January 6, 1998. He has been a Vice President - Acquisitions of the Company since 1992. He is the son of B. Wayne Hughes.

         John Reyes, age 37, a certified public accountant, joined the Company in 1990 and was Controller of the Company from 1992 until December 1996 when he became Chief Financial Officer. He became a Vice President of the Company in November 1995 and a Senior Vice President of the Company in December 1996. From 1983 to 1990, Mr. Reyes was employed by Ernst & Young.

         Carl B. Phelps, age 58, became a Senior Vice President of the Company in January 1998 with overall responsibility for property acquisition and development. From June 1991 until joining the Company, he was a partner in the law firm of Andrews & Kurth, L.L.P., which performed legal services for the Company. From December 1982 through May 1991, his professional corporation was a partner in the law firm of Sachs & Phelps, then counsel to the Company.

         Obren B. Gerich, age 59, a certified public accountant, has been a Vice President of the Company since 1980 and became Senior Vice President of the Company in November 1995. Mr. Gerich was Chief Financial Officer of the Company until November 1991. He has been Vice President and Secretary of Properties 20 since 1990. Mr. Gerich was Vice President and Secretary of the Merged Public Storage REITs from 1989-90 until the respective dates of merger.

         Marvin M. Lotz, age 55, became a Senior Vice President of the Company in November 1995. Mr. Lotz has had overall responsibility for the Company's mini-warehouse operations since 1988 and had overall responsibility for the Company's property acquisitions from 1983 until 1988.

         David Goldberg, age 48, became Senior Vice President and General Counsel of the Company in November 1995. Mr. Goldberg joined the Company's legal staff in June 1991. From December 1982 until May 1991, he was a partner in the law firm of Sachs & Phelps, then counsel to the Company.

         A. Timothy Scott, age 46, became Senior Vice President and Tax Counsel of the Company in November 1996. From June 1991 until joining the Company, he practiced tax law as a shareholder of the law firm of Heller, Ehrman, White and McAuliffe, counsel to the Company. Prior to June 1991, his professional corporation was a partner in the law firm of Sachs & Phelps, then counsel to the Company.

         David P. Singelyn, age 36, a certified public accountant, has been employed by the Company since 1989 and became Vice President and Treasurer of the Company in November 1995. Mr. Singelyn was Vice President and Controller of SPI from 1991 until June 1996. From 1987 to 1989, he was Controller of Winchell's Donut Houses, L.P.

         Sarah Hass, age 42, became Secretary of the Company in February 1992 and a Vice President of the Company in November 1995. She joined the Company's legal department in June 1991. From 1987 until May 1991, her professional corporation was a partner in the law firm of Sachs & Phelps, then counsel to the Company, and from April 1986 until June 1987, she was associated with that firm, practicing in the area of securities law. From September 1979 until September 1995, Ms. Hass was associated with the law firm of Rifkind & Sterling, Incorporated.

         Robert J. Abernethy, age 58, Chairman of the Audit Committee, has been President of American Standard Development Company and of Self-Storage Management Company, which develop and operate mini-warehouses, since 1976 and 1977, respectively. Mr. Abernethy has been a director of the Company since its organization. He is a member of the board of directors of Johns Hopkins University and of the Los Angeles County Metropolitan Transportation Authority and a former member of the board of directors of the Metropolitan Water District of Southern California.

         Dann V. Angeloff, age 62, has been President of the Angeloff Company, a corporate financial advisory firm, since 1976. The Angeloff Company has rendered, and is expected to continue to render, financial advisory and securities brokerage services for the Company. Mr. Angeloff is the general partner of a limited partnership that owns a mini-warehouse operated by the Company and which secures a note owned by the Company. Mr. Angeloff has been a director of the Company since its organization. He is a director of Compensation Resource Group, Eagle Lifestyle Nutrition, Inc., Nicholas/Applegate Growth Equity Fund, Nicholas/Applegate Investment Trust, ReadyPac Produce, Inc. and Royce Medical Company. He was a director of SPI from 1989 until June 1996.

         William C. Baker, age 64, a member of the Audit Committee, became a director of the Company in November 1991. Since November 1997, Mr. Baker has been Chairman of the Board and Chief Executive Officer of The Santa Anita Companies, Inc., which operates the Santa Anita Racetrack and is a wholly-owned subsidiary of Meditrust Operating Company. From August 1996 until November 1997, he was Chairman of the Board and Chief Executive Officer of Santa Anita Operating Company and Chairman of the Board of Santa Anita Realty Enterprises, Inc., the companies which were merged with Meditrust in November 1997. From April 1993 through May 1995, Mr. Baker was President of Red Robin International, Inc., an operator and franchisor of casual dining restaurants in the United States and Canada. From January 1992 through December 1995, he was Chairman and Chief Executive Officer of Carolina Restaurant Enterprises, Inc., a franchisee of Red Robin International, Inc. Since 1991, he has been Chairman of the Board of Coast Newport Properties, a real estate brokerage company. From 1976 to 1988, he was a principal shareholder and Chairman and Chief Executive Officer of Del Taco, Inc., an operator and franchisor of fast food restaurants in California. Mr. Baker is a director of Callaway Golf Company and Meditrust Operating Company.

         Thomas J. Barrack, Jr., age 50, became a director of the Company on February 10, 1998. Mr. Barrack has been the Chairman and Chief Executive Officer of Colony Capital, Inc. since September 1991. Colony Capital, Inc. is one of the largest real estate investors in America, having acquired properties in the U.S., Europe and Asia. Prior to founding Colony Capital, Inc., from 1987 to 1991, Mr. Barrack was a principal with the Robert M. Bass Group, Inc., the principal investment vehicle for Robert M. Bass of Fort Worth, Texas. From 1985 to 1987, Mr. Barrack was President of Oxford Ventures, Inc., a Canadian-based real estate development company. From 1984 to 1985 he was Senior Vice President at E.F. Hutton Corporate Finance in New York. Mr. Barrack was appointed by President Ronald Reagan as Deputy Under Secretary at the U.S. Department of the Interior from 1982 to 1983. Mr. Barrack currently is a director of Continental Airlines, Inc. and Virgin Entertainment Group, Ltd.

         Uri P. Harkham, age 49, became a director of the Company in March 1993. Mr. Harkham has been the President and Chief Executive Officer of the Jonathan Martin Fashion Group, which specializes in designing, manufacturing and marketing women's clothing, since its organization in 1976. Since 1978, Mr. Harkham has been the Chairman of the Board of Harkham Properties, a real estate firm specializing in buying and managing fashion warehouses in Los Angeles and Australia.

             SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors and executive officers, and persons who own more than 10% of any registered class of the Company's equity securities ("10% owners"), to file with the Securities and Exchange Commission ("SEC") initial reports (on Form 3) of ownership of the Company's equity securities and to file subsequent reports (on Form 4 or Form 5) when there are changes in such ownership. The due dates of such reports are established by statute and the rules of the SEC. Based on a review of the reports submitted to the Company, the Company believes that, with respect to the fiscal year ended December 31, 1997, (i) Uri P. Harkham, a director of the Company, filed one report on Form 5 which disclosed (in addition to transactions that were timely reported) five transactions that were not timely reported, (ii) Dann V. Angeloff, a director of the Company, filed one report on Form 4 which disclosed (in addition to transactions that were timely reported) one transaction that was not timely reported and (iii) B. Wayne Hughes, an executive officer and director of the Company, filed one report on Form 5 which disclosed (in addition to a transaction that was timely reported) one transaction that was not timely reported.

Item 11.  Executive Compensation
          ----------------------
Compensation of Executive Officers
----------------------------------
         Prior to November 16, 1995, the effective date of the PSMI Merger (the "Effective Date"), the Company did not pay cash compensation to its executive officers (other than the directors' fees and expenses paid to Harvey Lenkin--see "Compensation of Directors" below).

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

         The following table sets forth certain information concerning the annual and long-term compensation paid to (i) B. Wayne Hughes, the Company's Chief Executive Officer and the four most highly compensated persons who were executive officers of the Company on December 31, 1997 (the "Named Executive Officers") for 1997 and 1996 and (ii) B. Wayne Hughes for 1995 for the period beginning on the Effective Date and ending on December 31, 1995 (the Company has no executive officer who earned $100,000 or more from the Company for such period).

                         Summary Compensation Table <F1>
                                                                                     Long-Term
                                              Annual Compensation                    Compensation
                            ---------------------------------------------------      ------------
                                                                                     Securities
Name and                                                       Other Annual          Underlying       All Other
Principal Position          Year     Salary          Bonus     Compensation <F2>     Options (#)      Compensation <F3>
------------------          ----     ------          -----     ----------------      -----------      ----------------

B. Wayne Hughes             1997     $ 65,700<F4>         --       $28,600                --             $1,900
 Chairman of the Board
 and Chief Executive        1996       78,500<F5>         --        23,900                --              2,250
 Officer
                            1995       10,100<F6>         --            --                --                 --


Harvey Lenkin               1997      246,300<F7>    150,500          <F8>                --              4,700
 President
                            1996      248,050<F9>    150,500          <F8>            95,000              4,300


Marvin M. Lotz              1997      199,000        150,500          <F8>                --              4,700
 Senior Vice President
                            1996      199,000        150,500          <F8>           135,000              4,300


David Goldberg              1997      175,000        150,500          <F8>                --              4,700
 Senior Vice President
 and General Counsel        1996      175,000        150,500          <F8>            95,000              4,300


A. Timothy Scott            1997      175,000        100,500            --                --              4,700
 Senior Vice President
 and Tax Counsel            1996       29,200<F10>    17,100            --            50,000                800
--------------

<F1>   Includes compensation paid by the Company and certain affiliated entities
       (PSBP, Properties 20 and the Merged Public Storage REITs).

<F2>   Other Annual Compensation consists solely of use of a company car.

<F3>   All Other Compensation consists solely of employer contributions to the
       Public Storage Profit Sharing Plan and Trust.

<F4>   Includes $60,000 paid by the Company (see "Employment Agreement" below)
       and $5,700 paid by PSBP, Properties 20 and the Merged Public Storage
       REITs.

<F5>   Includes $60,000 paid by the Company and $18,500 paid by PSBP, Properties
       20 and the Merged Public Storage REITs.

<F6>   For the period November 16, 1995 through December 31, 1995.  Includes
       $7,500 paid by the Company and $2,600 paid by PSBP, Properties 20 and the Merged Public Storage REITs.

<F7>   Includes $191,900 of salary and $21,300 of directors' fees and meeting fees (see "Compensation of Directors" below) paid by the Company and $33,100 of salary paid by PSBP, Properties 20 and the Merged Public Storage REITs.

<F8>   Value is not included because it did not exceed 10% of the annual salary and bonus of the individual for the years indicated.

<F9>   Includes $124,400 of salary and $23,050 of directors' fees and meeting fees paid by the Company and $100,600 of salary paid by PSBP, Properties 20 and the Merged Public Storage REITs.

<F10>  For the period November 1, 1996 through December 31, 1996.

         No options to purchase shares of Common Stock were granted to the Named Executive Officers during 1997.

         The following table sets forth certain information concerning exercised and unexercised options held by the Named Executive Officers at December 31, 1997.

                      Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Option Values
                      ---------------------------------------------------------------------------------

                                                                     Number of             Value of Unexercised
                              Shares                           Securities Underlying           In-the-Money
                             Acquired          Value            Unexercised Options             Options at
     Name                 on Exercise(#)    Realized($)        at December 31, 1997         December 31, 1997<F1>
     ----                 --------------    -----------       ----------------------       -----------------------

                                                            Exercisable  Unexercisable   Exercisable   Unexercisable
                                                            -----------  -------------   -----------   -------------

B. Wayne Hughes                --                --                --            --              --              --

Harvey Lenkin                  --                --            56,666        68,334      $  623,327       $ 616,673

Marvin M. Lotz             10,000          $196,250            92,500        95,000       1,130,625         870,000

David Goldberg                 --                --            89,166        68,334       1,201,452         616,673

A. Timothy Scott               --                --            16,666        33,334          97,913         195,837
--------------

<F1>   Based on closing price of $29.375 per share of Common Stock on December
       31, 1997, as reported by the New York Stock Exchange. On April 21, 1998, the closing price per share of Common Stock as reported by the New York Stock Exchange was $30.6875.

Compensation of Directors
-------------------------
         Each of the Company's directors, other than B. Wayne Hughes, receives director's fees of $19,000 per year plus $450 for each meeting attended. In addition, each of the members of the Audit Committee (other than the chairman, who receives $900 per meeting) receives $450 for each meeting of the Audit Committee attended. The policy of the Company is to reimburse directors for reasonable expenses. Directors who are not officers or employees of the Company ("Outside Directors") also receive grants of options under the Company's 1996 Stock Option and Incentive Plan (and B. Wayne Hughes and Harvey Lenkin are eligible to receive grants of options and/or restricted stock thereunder) as described below. Under the 1996 Stock Option and Incentive Plan, each new Outside Director is, upon the date of his or her initial election to serve as an Outside Director, automatically granted non-qualified options to purchase 15,000 shares of Common Stock. In addition, after each annual meeting of shareholders, each Outside Director then duly elected and serving is automatically granted, as of the date of such annual meeting, non-qualified options to purchase 2,500 shares of Common Stock, so long as such person has attended, in person or by telephone, at least 75% of the meetings held by the Board of Directors during the immediately preceding calendar year.

Employment Agreement
--------------------
         B. Wayne Hughes, the Chairman of the Board and Chief Executive Officer of the Company, entered into an employment agreement with the Company in November 1995 in connection with the PSMI Merger. This agreement is for a term of five years and provides for annual compensation of $60,000.

           COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

         The Company does not have a compensation committee. The Company's stock option and incentive plans, under which executive officers are eligible to receive options and/or restricted stock, are administered by the Audit Committee. The members of the Audit Committee are Robert J. Abernethy and William C. Baker.

         Messrs. Hughes and Lenkin, who are executive officers of the Company, are members of the Board of Directors. Mr. Hughes is a director and the Chief Executive Officer of Properties 20. During 1997, Mr. Hughes was a director and the chief executive officer of PSBP (and during part of 1997, Mr. Hughes was a director and the chief executive officer of Properties 14, Properties 15, Properties 16, Properties 17, Properties 18 and Properties 19). Neither Properties 20 nor PSBP has (nor did Properties 14, Properties 15, Properties 16, Properties 17, Properties 18 or Properties 19 have) a compensation committee.

Certain Relationships and Related Transactions
----------------------------------------------
         Mergers with Related Companies. During 1997, six of the Merged Public Storage REITs were merged with and into the Company. The Company's executive officers and members of their families received the following consideration in five of these mergers:

                                                  Merger Consideration Received
                                                    by the Company's Executive
                                                   Officers and Family Members
                                                  -----------------------------
                                                  Shares of the
      Name of Merged          Date of Merger       Company's
    Public Storage REIT      into the Company     Common Stock          Cash
    -------------------      ----------------     -------------         -------
    Properties 14            April 11, 1997            37,272                --

    Properties 15            April 11, 1997           139,096           $15,000

    Properties 16            June 24, 1997            155,087            20,000

    Properties 17            June 24, 1997             46,873                --

    Properties 19            June 24, 1997              3,685                --

         Each of these mergers was approved by the shareholders and the disinterested directors of the respective Merged Public Storage REIT and the disinterested directors of the Company.

         On March 17, 1998, American Office Park Properties, Inc. ("AOPP"), a subsidiary of the Company, merged into Public Storage Properties XI, Inc., which was renamed PS Business Parks, Inc. ("PSBP"), pursuant to an Amended and Restated Agreement and Plan of Reorganization dated as of December 17, 1997 among Public Storage Properties XI, Inc., AOPP and the Company. Concurrently with the merger, PSBP exchanged 13 predominantly mini-warehouse properties for 11 commercial properties owned by the Company. In the merger, B. Wayne Hughes received 113,931 shares of PSBP's common stock (formerly common stock series A) in exchange for his shares of PSBP's common stock series B and C, and the other executive officers of the Company received an aggregate of 18,030 shares of PSBP's common stock in exchange for their shares of AOPP's common stock. In addition, options to purchase shares of AOPP common stock held by executive officers of the Company were assumed by PSBP in the merger and converted into options to purchase an aggregate of 37,557 shares of PSBP's common stock. PSBP's common stock (formerly common stock series A) is traded on the American Stock Exchange.

         In February 1998, the Company and Properties 20 agreed, subject to certain conditions, to merge. Upon the merger, each outstanding share of Properties 20 common stock series A (other than shares held by the Company or by holders of Properties 20 common stock series A ("Properties 20 Series A Shareholders") who have properly exercised dissenters' rights under California law ("Properties 20 Dissenting Shares")) would be converted into the right to receive cash, the Company's Common Stock or a combination of the two, as follows: (i) with respect to a certain number of shares of Properties 20 common stock series A (not to exceed 20% of the outstanding Properties 20 common stock series A, less any Properties 20 Dissenting Shares), upon a Properties 20 Series A Shareholder's election, $22.57 in cash, subject to reduction as described below or (ii) that number (subject to rounding) of shares of the Company's Common Stock determined by dividing $22.57, subject to reduction as described below, by the average of the per share closing prices on the New York Stock Exchange ("NYSE") of the Company's Common Stock during the 20 consecutive trading days ending on the fifth trading day prior to the special meeting of the shareholders of Properties 20. The consideration paid by the Company to the Properties 20 Series A Shareholders in the merger will be reduced by the amount of cash distributions required to be paid by Properties 20 to the Properties 20 Series A Shareholders prior to completion of the merger (estimated at $.93 per share) in order to satisfy Properties 20's REIT distribution requirements ("Properties 20 Required REIT Distributions"). The consideration received by the Properties 20 Series A Shareholders in the merger, however, along with any Properties 20 Required REIT Distributions, will not be less than $22.57 per share of Properties 20 common stock series A, which amount represents the interest of the Properties 20 Series A Shareholders in the market value of Properties 20's real estate assets at October 1, 1997 (based on an independent appraisal) and the interest of the Properties 20 Series A Shareholders in the estimated value of its other assets at April 30, 1998. Additional distributions would be made to the Properties 20 Series A Shareholders to cause Properties 20's estimated net asset value allocable to the Properties 20 Series A Shareholders as of the date of the merger to be substantially equivalent to $22.57 per share. Upon the merger, each share of Properties 20 common stock series B and common stock series C would be converted into the right to receive $10.90 in the Company's Common Stock (valued as in the case of the Properties 20 common stock series A) plus any Properties 20 Required REIT distributions payable to the holders of the Properties 20 common stock series B (estimated at $.93 per share). The Properties 20 common stock held by the Company will be canceled in the merger. The merger was approved by the disinterested directors of Properties 20 and the disinterested directors of the Company and is conditioned on, among other requirements, approval by the shareholders of Properties 20. Properties 20's common stock series A is listed on the American Stock Exchange. Properties 20's common stock series B and C is owned by the Company and B. Wayne Hughes. Properties 20 owns seven mini-warehouses. There are 860,734 shares of Properties 20 common stock series A and 348,291 shares of Properties 20 common stock series B and C. The Company is Properties 20's mini-warehouse property operator. The Company owns 24.0% of the total combined shares of Properties 20 common stock series A, B and C (the "Total Properties 20 Common Stock"). B. Wayne Hughes owns 5.8% of the Total Properties 20 Common Stock.

         Purchase of Partnership Interests from Affiliate. In March 1998, a wholly-owned subsidiary of the Company acquired by merger the capital stock of HFAC One, Inc. ("HFAC One") and HFAC Three, Inc. ("HFAC Three"), California corporations which were owned by B. Wayne Hughes, trustee of B.W. Hughes Living Trust. HFAC One and HFAC Three owned collectively equity interests in a total of 21 partnerships. The aggregate price for the capital stock of HFAC One and HFAC Three was 853,700 shares of the Company's Common Stock. The transaction was approved by the Company's disinterested directors.

         Option to Acquire Partnership Interests from Affiliates. The Company is the general partner of Public Storage Partners II, a California limited partnership ("Properties 2") and the Company and B. Wayne Hughes are the general partners of Public Storage Properties IV, a California limited partnership ("Properties 4") and Public Storage Properties V, a California limited partnership ("Properties 5"). In 1997 and 1998 (through January 1998), a corporation wholly owned by B. Wayne Hughes ("BWH Corp.") and Tamara L. Hughes, an adult daughter of B. Wayne Hughes, granted to the Company options to acquire from BWH Corp. or Tamara Hughes, as applicable, limited partnership units ("Units") in each of these partnerships as follows:


Date Option         Name of            Number of Units       Aggregate Exercise
Granted             Partnership        Subject to Option     Price of Option             Date Option Exercisable
---------------     ---------------    ------------------    ----------------------      -----------------------

    7/1/97          Properties 2            242 Units        $   66,364 plus costs       at any time after 7/1/98

    5/2/97          Properties 4          5,453 Units         2,357,901 plus costs       at any time after 5/2/98

    7/1/97          Properties 4            124 Units            55,428 plus costs       at any time after 7/1/98

   10/1/97          Properties 4            108 Units            48,276 plus costs       at any time after 10/1/98

    1/1/98          Properties 4             50 Units            22,350 plus costs       at any time after 1/1/99

    5/2/97          Properties 5          6,067 Units         2,761,083 plus costs       at any time after 5/2/98

    7/1/97          Properties 5             65 Units            29,835 plus costs       at any time after 7/1/98

   10/1/97          Properties 5             24 Units            11,016 plus costs       at any time after 10/1/98

    1/1/98          Properties 5             56 Units            25,704 plus costs       at any time after 1/1/99

         Purchase of Common Stock by Officers and Directors Pursuant to Shelf Registration Statement. The Company's directors have authorized the Company to offer and sell shares of Common Stock (collectively, the "Director and Officer Shares") pursuant to the prospectus included in the Company's shelf registration statement on the following terms: (i) the Director and Officer Shares may be purchased by any one or more of the following persons or entities: (a) any director or officer of the Company (or any corporation or other entity controlled by such director or officer) and (b) the Public Storage Profit Sharing Plan and Trust; (ii) the number of Director and Officer Shares that may be offered and sold to any one person (or entity) is up to 1% of the Company's outstanding shares of Common Stock in a single transaction; and (iii) the purchase price per share is payable in cash and is equal to the average closing price of the Common Stock on the New York Stock Exchange for a specified period prior to the closing of the sale of the shares. No Director and Officer Shares were purchased in 1997. The Company may terminate the offering of the Director and Officer Shares at any time in its discretion.

Item 12.  Security Ownership of Certain Beneficial Owners and Management
          --------------------------------------------------------------
Security Ownership of Certain Beneficial Owners
-----------------------------------------------
         The following table sets forth information as of the dates indicated with respect to persons known to the Company to be the beneficial owners of more than 5% of the outstanding shares of the Company's Common Stock:

                                                                  Shares of Common Stock
                                                                  Beneficially Owned
                                                                  -------------------------------
                                                                   Number              Percent
Name and Address                                                  of Shares            of Class
----------------                                                  ---------            --------
B. Wayne Hughes,                                                  38,046,163           33.8%
 B. Wayne Hughes, Jr.,
 Parker Hughes Trust No. 2,
 Tamara L. Hughes,
 PS Orangeco, Inc., a California corporation ("PSOI")
701 Western Avenue,
Glendale, California  91201-2397,
PS Insurance Company, Ltd., a
 Bermuda corporation ("PSIC")
41 Cedar Avenue
Hamilton, Bermuda <F1>

FMR Corp.                                                         10,778,155            9.6%
82 Devonshire Street
Boston, Massachusetts 02109 <F2>

Cohen & Steers Capital Management, Inc.                            7,294,800            6.5%
757 Third Avenue
New York, New York  10017 <F3>
----------------

<F1>   This information is as of April 1, 1998. The reporting persons listed above (the "Reporting Persons") have filed a joint Schedule 13D, amended as of June 24, 1997. The number of shares of Common Stock beneficially owned by the Reporting Persons at April 1, 1998 includes 6,522 shares which can be acquired upon conversion of 3,875 shares of 8.25% Convertible Preferred Stock which are beneficially owned by the Reporting Persons. The common stock of PSOI (representing approximately 5% of the equity) is owned one-third each by B. Wayne Hughes, Tamara L. Hughes (an adult daughter of B. Wayne Hughes) and B. Wayne Hughes, Jr. (an adult son of B. Wayne Hughes), and the non-voting preferred stock of PSOI (representing approximately 95% of the equity) is owned by the Company. The stock of PSIC is owned approximately 45% by B. Wayne Hughes, 47% by Tamara L. Hughes and 8% by B. Wayne Hughes, Jr. Tamara L. Hughes is the trustee of Parker Hughes Trust No. 2. Each of the Reporting Persons disclaims the existence of a group within the meaning of Section 13(d)(3) of the Securities Exchange Act of 1934. B. Wayne Hughes, Tamara L. Hughes and B. Wayne Hughes, Jr. share voting and dispositive power with respect to the 30,777 shares owned by PSOI, and B. Wayne Hughes and Tamara L. Hughes share voting and dispositive power with respect to the 301,032 shares owned by PSIC. B. Wayne Hughes disclaims beneficial ownership of the shares owned by B. Wayne Hughes, Jr., Parker Hughes Trust No. 2 and Tamara L. Hughes (Tamara L. Hughes beneficially owns an aggregate of 16,733,399 shares (exclusive of the shares owned by PSOI and PSIC) or approximately 14.9% of the shares of Common Stock outstanding (or deemed to be outstanding) as of April 1, 1998). Each of the other Reporting Persons disclaims beneficial ownership of the shares owned by any other Reporting Person.

       The above table does not include 7,000,000 shares of the Company's Class B Common Stock which are owned by B. Wayne Hughes, Jr. and Tamara L. Hughes. The Class B Common Stock is convertible into Common Stock on a share-for-share basis upon satisfaction of certain conditions, but in no event earlier than January 1, 2003.

<F2>   This information is as of February 28, 1998 and is based on a Schedule
       13G (Amendment No. 4) filed by FMR Corp. (except that the percent shown in the table is based on the shares of Common Stock outstanding at April 1, 1998). As of February 28, 1998, FMR Corp. beneficially owned 10,778,155 shares of Common Stock. This number includes 9,801,900 shares beneficially owned by Fidelity Management & Research Company, as a result of its serving as investment adviser to several investment companies registered under Section 8 of the Investment Company Act of 1940, and 974,255 shares beneficially owned by Fidelity Management Trust Company, as a result of its serving as investment manager of various institutional accounts. FMR Corp. has sole voting power with respect to 893,255 shares and sole dispositive power with respect to 10,778,155 shares.

<F3>   This information is as of December 31, 1997 and is based on a Schedule
       13G (Amendment No. 1) filed by Cohen & Steers Capital Management, Inc. (except that the percent shown in the table is based on the shares of Common Stock outstanding at April 1, 1998). As of December 31, 1997, Cohen & Steers Capital Management, Inc. beneficially owned 7,294,800 shares of Common Stock. Cohen & Steers Capital Management, Inc. has sole voting power with respect to 6,375,000 shares and sole dispositive power with respect to 7,294,800 shares.

Security Ownership of Management
--------------------------------
         The following table sets forth information as of April 1, 1998 concerning the beneficial ownership of Common Stock of each director of the Company, the Company's Chief Executive Officer, the four most highly compensated persons who were executive officers of the Company on December 31, 1997 and all directors and executive officers of the Company as a group:

                                         Shares of Common Stock:
                                         Beneficially Owned(1)
                                         Shares Subject to Options(2)
                                         Shares Issuable Upon Conversion
                                          of Convertible Preferred Stock(3)
                                         ----------------------------------
    Name                                 Number of Shares              Percent
    ----                                 ------------------------      -------
B. Wayne Hughes                          20,304,661(1)(4)                18.0%

Harvey Lenkin                               596,085(1)(5)                 0.5%
                                             88,333(2)                      *
                                              4,040(3)                      *
                                         ----------                      -----
                                            688,458                       0.6%

B. Wayne Hughes, Jr.                      1,006,631(1)(6)                 0.9%
                                              1,472(3)                      *
                                         ----------                      -----
                                          1,008,103                       0.9%

Robert J. Abernethy                          65,185(1)                      *
                                             14,999(2)                      *
                                         ----------                      -----
                                             80,184                         *

Dann V. Angeloff                             81,500(1)(7)                   *
                                              4,999(2)                      *
                                         ----------                      -----
                                             86,499                         *

William C. Baker                             30,000(1)                      *
                                              4,999(2)                      *
                                         ----------                      -----
                                             34,999                         *

Thomas J. Barrack, Jr.                    2,619,893(1)(8)                 2.3%

Uri P. Harkham                              479,023(1)(9)                 0.4%
                                              3,999(2)                      *
                                         ----------                      -----
                                            483,022                       0.4%

David Goldberg                               87,865(1)(10)                  *
                                            114,167(2)                    0.1%
                                              1,682(3)                      *
                                         ----------                      -----
                                            203,714                       0.2%

Marvin M. Lotz                               70,939(1)(11)                  *
                                            127,500(2)                    0.1%
                                         ----------                      -----
                                            198,439                       0.2%

A. Timothy Scott                             16,666(2)                      *
                                              3,367(3)                      *
                                         ----------                      -----
                                             20,033                         *

All Directors and Executive              25,490,431(1)(4)(5)(6)(7)
 Officers as a Group (16 persons)                  (8)(9)(10)(11)(12)    22.6%
                                            512,626(2)                    0.5%
                                             22,850(3)                      *
                                         ----------                      -----
                                         26,025,907                      23.0%
---------------
 *     Less than 0.1%

(1) Shares of Common Stock beneficially owned as of April 1, 1998. Except as otherwise indicated and subject to applicable community property and similar statutes, the persons listed as beneficial owners of the shares have sole voting and investment power with respect to such shares.

(2) Represents vested portion as of April 1, 1998, and portion of which will be vested within 60 days of April 1, 1998, of shares of Common Stock subject to options granted to the named individuals or the group pursuant to the Company's stock option and incentive plans.

(3) Represents shares of Common Stock which can be acquired upon conversion of the shares of 8.25% Convertible Preferred Stock which are beneficially owned as of April 1, 1998 by the named individuals or the group.

(4) Includes 19,921,249 shares held of record by the B. W. Hughes Living Trust as to which Mr. Hughes has voting and investment power, 1,428 and 1,423 shares, held by custodians of IRAs for Mr. Hughes and Mrs. Kathleen Hughes as to which each has investment power, 5,389 shares held by Mrs. Hughes as to which she has investment power and 43,363 shares held by Mrs. Hughes as custodian FBO Parker Hughes Trust dated 3/7/91. Also includes 30,777 shares held of record by PSOI as to which Mr. Hughes, Tamara L. Hughes and B. Wayne Hughes, Jr. share voting and dispositive power and 301,032 shares held of record by PSIC as to which Mr. Hughes and Tamara L. Hughes share voting and dispositive power.

(5) Includes 1,249 and 734 shares, held by custodians of IRAs for Mr. Lenkin and Mrs. Lenkin as to which each has investment power, 300 shares held by Mrs. Lenkin, 574 and 150 shares, held by Mrs. Lenkin as custodian for two sons and 100 shares held by a custodian of an IRA for a son. Also includes 540,000 shares held of record by the Public Storage, Inc. Profit Sharing Plan and Trust (the "PSI Plan") as to which Mr. Lenkin, as a member of the PSI Plan's Advisory Committee, shares the power to direct voting and disposition and as to which Mr. Lenkin expressly disclaims beneficial ownership.

(6) Includes 1,231 and 214 shares, held by custodians of IRAs for Mr. Hughes, Jr. and Mrs. Hughes, Jr. as to which each has investment power, 344 shares held by Mrs. Hughes, Jr., 5,967 and 2,960 shares, held by Mr. Hughes, Jr. as custodian for a daughter and a son, 5,018 shares held by Mrs. Hughes, Jr. as custodian for a daughter and 1,348 shares held by Mr. Hughes, Jr. and Tamara L. Hughes - Separate Property. Excludes 30,777 shares held of record by PSOI as to which Mr. Hughes, Jr. shares voting and dispositive power; such shares are included under Mr. Hughes above (see footnote 4).

(7) Includes 6,000 shares held by a custodian of an IRA for Mr. Angeloff, 3,000 shares held by Mr. Angeloff as trustee of Angeloff's Children Trust and 70,500 shares held by Mr. Angeloff as trustee of Angeloff Family Trust.

(8) Shares held of record by Colony PSA, LLC, a limited liability company of which Mr. Barrack is a controlling member.

(9) Includes 65,057 shares held by Mr. Harkham as trustee of Harkham Industries Profit Sharing Plan, 338,868 shares held by Harkham Industries, Inc. (dba Jonathan Martin, Inc.), a corporation wholly owned by Mr. Harkham, 59,532 shares held by Mr. Harkham as trustee of Uri Harkham Trust, 1,440 shares held by a custodian of an IRA for Mr. Harkham as to which he has investment power, 3,102, 3,177, 2,750, 1,950 and 2,050 shares, held by Mr. Harkham as custodian for five of his children and 97 shares held by a custodian of an IRA for a son.

(10) Includes 6,358 shares held by a custodian of an IRA for Mr. Goldberg and 3,419 shares held by David Goldberg Profit Sharing Plan. Excludes 540,000 shares held of record by the PSI Plan as to which Mr. Goldberg, as a member of the PSI Plan's Advisory Committee, shares the power to direct voting and disposition; such shares are included under Mr. Lenkin above (see footnote 5).

(11)   Includes 12,326 and 1,126 shares held by custodians of IRAs for Mr. Lotz.

(12) Includes shares held of record or beneficially by members of the immediate family of executive officers of the Company and shares held by custodians of IRAs for the benefit of executive officers of the Company.

         The following tables set forth information as of April 1, 1998 concerning the remaining security ownership of each director of the Company, the Company's Chief Executive Officer, the four most highly compensated persons who were executive officers of the Company on December 31, 1997, and all directors and executive officers of the Company as a group:

                                                                                            Shares of 9.20%
                               Shares of 8.25% Convertible    Shares of 10% Cumulative      Cumulative Preferred
                               Preferred Stock                Preferred Stock, Series A     Stock, Series B
                               Beneficially Owned <F1>        Beneficially Owned <F1>       Beneficially Owned <F1>
                               ---------------------------    -------------------------     -----------------------
                               Number                         Number                        Number
                               of Shares         Percent      of Shares         Percent     of Shares       Percent
                               ---------         -------      ---------         -------     ---------       -------
B. Wayne Hughes                     -              -              -               -             -             -

Harvey Lenkin                   2,400 <F1><F2>    0.1%        1,000 <F1>          *         1,600 <F1>        *

B. Wayne Hughes, Jr.              875 <F1><F3>     *              -               -           400 <F1><F6>    *

Robert J. Abernethy                 -              -              -               -           225             *

Dann V. Angeloff                    -              -              -               -             -             -

William C. Baker                    -              -              -               -             -             -

Thomas J. Barrack, Jr.              -              -              -               -             -             -

Uri P. Harkham                      -              -              -               -             -             -

David Goldberg                  1,000 <F1><F4>     *              -               -             -             -

Marvin M. Lotz                      -              -              -               -             -             -

A. Timothy Scott                2,000 <F1>         *              -               -             -             -

All Directors and Executive    13,575 <F1><F2>    0.6%        6,160 <F1><F5>     0.3%       6,225 <F1><F5>   0.3%
  Officers as a Group             <F3><F4><F5>
  (16 persons)

                               Shares of Adjustable Rate      Shares of 9.50%               Shares of 10%
                               Cumulative Preferred Stock,    Cumulative Preferred Stock,   Cumulative Preferred
                               Series C                       Series D Beneficially         Stock, Series E
                               Beneficially Owned <F1>        Owned <F1>                    Beneficially Owned <F1>
                               ---------------------------    ---------------------------   -----------------------
                               Number                         Number                        Number
                               of Shares         Percent      of Shares         Percent     of Shares       Percent
                               ---------         -------      ---------         -------     ---------       -------
B. Wayne Hughes                  -                -               -              -               -            -

Harvey Lenkin                    -                -               -              -             893 <F1>       *

B. Wayne Hughes, Jr.             -                -               -              -               -            -

Robert J. Abernethy              -                -               -              -               -            -

Dann V. Angeloff                 -                -               -              -               -            -

William C. Baker                 -                -               -              -               -            -

Thomas J. Barrack, Jr.           -                -               -              -               -            -

Uri P. Harkham                   -                -               -              -               -            -

David Goldberg                 600 <F1><F7>       *               -              -               -            -

Marvin M. Lotz                   -                -               -              -               -            -

A. Timothy Scott                 -                -               -              -               -            -

All Directors and Executive    600 <F1><F7>       *           7,300 <F1><F5>    0.6%        15,193 <F1><F5>  0.7%
  Officers as a Group
  (16 persons)

                                                   Depositary Shares,      Depositary Shares,
                                                   Each Representing       Each Representing
                                                   1/1,000 of a Share of   1/1,000 of a Share
                          Shares of 9.75%          8-7/8% Cumulative       of 8.45% Cumulative
                          Cumulative Preferred     Preferred Stock,        Preferred Stock,
                          Stock, Series F          Series G                Series H                Class B Common Stock
                          Beneficially Owned <F1>  Beneficially Owned<F1>  Beneficially Owned<F1>  Beneficially Owned<F1>
                          -----------------------  ----------------------  ----------------------  ----------------------
                          Number                   Number                  Number                  Number
                          of Shares      Percent   of Shares      Percent  of Shares      Percent  of Shares      Percent
                          ---------      -------   ---------      -------  ---------      -------  ---------      -------
B. Wayne Hughes               -           -            -           -           -           -               -        -

Harvey Lenkin                 -           -            -           -           -           -               -        -

B. Wayne Hughes, Jr.          -           -            -           -           -           -       3,204,758<F1>  45.8%

Robert J. Abernethy           -           -            -           -           -           -               -         -

Dann V. Angeloff              -           -            -           -           -           -               -         -

William C. Baker              -           -            -           -           -           -               -         -

Thomas J. Barrack, Jr.        -           -            -           -           -           -               -         -

Uri P. Harkham                -           -            -           -           -           -               -         -

David Goldberg                -           -            -           -           -           -               -         -

Marvin M. Lotz                -           -            -           -           -           -               -         -

A. Timothy Scott              -           -            -           -           -           -               -         -

All Directors and         9,550<F1><F5>  0.4%      8,000<F1><F5>  0.1%     8,000<F1><F5>  0.1%     3,204,758<F1>   45.8%
 Executive Officers
 as a Group (16 persons)
-----------------

*      Less than 0.1%

<F1>   Shares of 8.25% Convertible Preferred Stock, 10% Cumulative Preferred
       Stock, Series A, 9.20% Cumulative Preferred Stock, Series B, Adjustable Rate Cumulative Preferred Stock, Series C, 9.50% Cumulative Preferred Stock, Series D, 10% Cumulative Preferred Stock, Series E, 9.75% Cumulative Preferred Stock, Series F, Depositary Shares, each representing 1/1,000 of a Share of 8-7/8% Cumulative Preferred Stock, Series G, Depositary Shares, each representing 1/1,000 of Share of 8.45% Cumulative Preferred Stock, Series H, or Class B Common Stock, as applicable, beneficially owned as of April 1, 1998. Except as otherwise indicated and subject to applicable community property and similar statutes, the persons listed as beneficial owners of the shares have sole voting and investment power with respect to such shares.

<F2>   Includes 100 shares held by Mrs. Lenkin and 300 shares held by Mrs.
       Lenkin as custodian for a son.

<F3>   Includes 350 shares held by Mr. Hughes, Jr. as custodian for a daughter and 525 shares held by Mrs. Hughes, Jr. as custodian for a daughter.

<F4>   Includes 500 shares held by a custodian of an IRA for Mr. Goldberg and
       500 shares held by David Goldberg Profit Sharing Plan.

<F5>   Includes shares held of record or beneficially by members of the immediate family of executive officers of the Company and shares held by custodians of IRAs for the benefit of executive officers of the Company.

<F6>   Shares held by Mr. Hughes, Jr. and Tamara L. Hughes - Separate Property.

<F7>   Includes 500 shares held by a custodian of an IRA for Mr. Goldberg and
       100 shares held by David Goldberg Profit Sharing Plan.

         As of April 1, 1998, the directors and executive officers of the Company did not own any shares of the Company's Depositary Shares, each representing 1/1,000 of a Share of 8-5/8% Cumulative Preferred Stock, Series I, Depositary Shares, each representing 1/1,000 of a Share of 8% Cumulative Preferred Stock, Series J or Equity Stock, Series A.

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

                                            PUBLIC STORAGE, INC.
                                            (Registrant)


Dated:  April 23, 1998                      By: /s/ Sarah Hass
                                                ------------------------
                                                Name:  Sarah Hass
                                                Title: Vice President