Form 10-Q
period 1998-03-31
PUBLIC STORAGE INC /CA
filed 1998-05-15
CIK 318380

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D. C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended March 31, 1998
                               --------------


                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934


For the transition period from                   to                 .
                              ------------------    ----------------


Commission File Number:     1-8389
                       ------------

                              PUBLIC STORAGE, INC.
              -----------------------------------------------------
             (Exact name of registrant as specified in its charter)


             California                                             95-3551121
-------------------------------                        ------------------------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                          Identification Number)


701 Western Avenue, Glendale, California                            91201-2394
----------------------------------------               ------------------------
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

                                [ X ] Yes [ ] No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of April 30, 1998:

Common Stock, $.10 par value, 114,181,420 shares outstanding
------------------------------------------------------------

Class B Common Stock, $.10 Par Value - 7,000,000 shares
-------------------------------------------------------

Equity Stock, Series A, $.01 Par Value - 225,000 shares
-------------------------------------------------------

                              PUBLIC STORAGE, INC.

                                      INDEX



                                                                        Pages
                                                                        -----
PART I. FINANCIAL INFORMATION
-----------------------------

Item 1.  Condensed Consolidated Balance Sheets at
           March 31, 1998 and December 31, 1997                           1

         Condensed Consolidated Statements of Income for the
           Three Months Ended March 31, 1998 and 1997                     2

         Condensed Consolidated Statements of  Shareholders Equity
           for the Three Months Ended March 31, 1998                      3

         Condensed Consolidated Statements of Cash Flows
           for the Three Months Ended March 31, 1998 and 1997             4 - 5

         Notes to Condensed Consolidated Financial Statements             6 - 15

Item 2.  Management's Discussion and Analysis of
           Financial Condition and Results of Operations                 16 - 25

PART II. OTHER INFORMATION (Items 1, 2, 3 , 4 and 5 are not applicable)
---------------------------

Item 6.  Exhibits and Reports on Form 8-K                                     26

                              PUBLIC STORAGE, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    (Amounts in thousands, except share data)


                                                                                         March 31,           December 31,
         ASSETS                                                                           1998                   1997
         ------                                                                     ----------------       ----------------
                                                                                       (Unaudited)
Cash and cash equivalents....................................................        $    243,190          $      41,455
Real estate facilities, at cost:
   Land......................................................................             878,495                845,299
   Buildings.................................................................           2,322,122              2,232,230
                                                                                    ----------------       ----------------
                                                                                        3,200,617              3,077,529
   Accumulated depreciation..................................................            (404,139)              (378,248)
                                                                                    ----------------       ----------------
                                                                                        2,796,478              2,699,281
   Construction in process...................................................              62,057                 42,635
                                                                                    ----------------       ----------------
                                                                                        2,858,535              2,741,916

Investment in real estate entities...........................................             226,626                225,873
Intangible assets, net.......................................................             210,616                212,944
Mortgage notes receivable from affiliates....................................              17,825                 21,807
Other assets.................................................................              57,012                 67,650
                                                                                    ----------------       ----------------
              Total assets...................................................        $  3,613,804            $ 3,311,645
                                                                                    ================       ================
         LIABILITIES AND SHAREHOLDERS' EQUITY
         ------------------------------------
Revolving line of credit.....................................................        $          -          $       7,000
Notes payable................................................................             108,024                 96,558
Accrued and other liabilities................................................              68,466                 70,648
                                                                                    ----------------       ----------------
         Total liabilities...................................................             176,490                174,206
Minority interest............................................................             365,243                288,479
Commitments and contingencies
Shareholders' equity:
   Preferred Stock, $0.01 par value,  50,000,000 shares  authorized,
     13,236,980 shares issued and outstanding (13,261,984 issued and outstanding at December 31, 1997), at liquidation preference:
         Cumulative Preferred Stock, issued in series........................             868,900                868,900
         Convertible Preferred Stock.........................................              52,685                 53,308
   Common stock, $0.10 par value, 200,000,000 shares authorized,
     112,582,124 shares issued and outstanding (105,102,145 at December
     31, 1997)...............................................................              11,259                 10,511

   Class B Common Stock, $0.10 par value, 7,000,000 shares authorized and                     700                    700
     issued..................................................................
   Paid-in capital...........................................................           2,123,124              1,903,782
   Cumulative net income.....................................................             623,433                575,069
   Cumulative distributions paid.............................................            (608,030)              (563,310)
                                                                                    ----------------       ----------------
         Total shareholders' equity..........................................           3,072,071              2,848,960
                                                                                    ----------------       ----------------
              Total liabilities and shareholders' equity.....................        $  3,613,804            $ 3,311,645
                                                                                    ================       ================

                             See accompanying notes.

                              PUBLIC STORAGE, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                  (Amounts in thousands, except per share data)

                                   (Unaudited)



                                                                          March 31,           December 31,
                                                                           1998                   1997
                                                                     ----------------       ----------------
    REVENUES:
       Rental income:
           Self-storage facilities............................          $   111,678            $   82,377
           Commercial properties..............................               17,681                 7,597
           Portable self-storage..............................                5,171                   472
      Equity earnings of real estate entities.................                2,619                 5,221
      Facility management fee.................................                1,765                 3,052
      Interest and other income...............................                3,652                 2,021
                                                                     ----------------       ----------------
                                                                            142,566               100,740
      EXPENSES:
      Cost of operations:
           Self-storage facilities............................               34,946                26,491
           Commercial properties..............................                5,848                 3,184
           Portable self-storage..............................               15,053                 2,821
      Cost of facility management.............................                  286                   476
       Depreciation and amortization..........................               28,219                19,787
       General and administrative.............................                2,336                 1,619
       Interest expense.......................................                1,162                 1,597
                                                                     ----------------       ----------------
                                                                             87,850                55,975
                                                                     ----------------       ----------------

       Income before minority interest........................               54,716                44,765

       Minority interest in income............................               (6,352)               (2,447)
                                                                     ----------------       ----------------

    NET INCOME................................................          $    48,364             $  42,318
                                                                     ================       ================

    NET INCOME ALLOCATION:
    ---------------------
      Allocable to preferred shareholders.....................          $    20,140             $  19,150
      Allocable to common shareholders........................               28,224                23,168
                                                                     ----------------       ----------------
                                                                        $    48,364             $  42,318
                                                                     ================       ================
    PER COMMON SHARE:
    ----------------
      Net income per share - Basic............................          $      0.26             $    0.26
                                                                     ================       ================
      Net income per share - Diluted..........................          $      0.26             $    0.26
                                                                     ================       ================

      Weighted average common shares - Basic..................              109,466                89,086
                                                                     ================       ================
      Weighted average common shares - Diluted................              110,036                89,476
                                                                     ================       ================

                             See accompanying notes.

                              PUBLIC STORAGE, INC.
            CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                    For the three months ended March 31, 1998
                    (Amounts in thousands except share data)

                                   (Unaudited)




                                                                    Preferred Stock
                                                              --------------------------                  Class B
                                                               Cumulative                    Common       Common
                                                                 Senior      Convertible      Stock        Stock
                                                              ----------     -----------   ----------    ---------
Balances at December 31, 1997........................         $  868,900     $   53,308    $   10,511    $     700

Issuance of common stock:
     Public issuance (6,369,603 shares)..............                  -              -           637            -
     Conversion of 8.25% Convertible Preferred Stock
        into common stock (41,918 shares)............                  -           (623)            4            -
     Acquisition of investment in real estate
        entities and minority interest from
        affiliate (853,700 shares)...................                  -              -            85            -
     Acquisition of investment in real estate
        entities (60,394 shares).....................                  -              -             6            -
     Exercise of stock options (154,364 shares)......                  -              -            16            -

Net income...........................................                  -              -             -            -

Cash distributions:
   Cumulative Senior Preferred Stock.................                  -              -             -            -
   8.25% Convertible Preferred Stock.................                  -              -             -            -
   Common Stock......................................                  -              -             -            -
                                                              ----------     -----------   ----------    ---------
Balances at March 31, 1998...........................         $  868,900     $   52,685    $   11,259     $    700
                                                              ==========     ===========   ==========    =========

                              PUBLIC STORAGE, INC.
            CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                    For the three months ended March 31, 1998
                    (Amounts in thousands except share data)

                                   (Unaudited)





                                                                                                                 Total
                                                                  Paid-in     Cumulative     Cumulative      Shareholders'
                                                                  Capital     Net Income    Distributions       Equity
                                                              -----------    -----------   --------------   --------------
Balances at December 31, 1997........................          $1,903,782    $  575,069    $  (563,310)      $   2,848,960

Issuance of common stock:
     Public issuance (6,369,603 shares)..............             188,256             -                            188,893
     Conversion of 8.25% Convertible Preferred Stock
        into common stock (41,918 shares)............                 619             -              -                   -
     Acquisition of investment in real estate
        entities and minority interest from
        affiliate (853,700 shares)...................              26,273             -              -              26,358
     Acquisition of investment in real estate
        entities (60,394 shares).....................               1,838             -              -               1,844
     Exercise of stock options (154,364 shares)......               2,356             -              -               2,372

Net income...........................................                   -        48,364              -              48,364

Cash distributions:
   Cumulative Senior Preferred Stock.................                   -             -        (19,053)            (19,053)
   8.25% Convertible Preferred Stock.................                   -             -         (1,087)             (1,087)
   Common Stock......................................                   -             -        (24,580)            (24,580)
                                                              -----------    -----------   --------------   --------------
Balances at March 31, 1998...........................          $2,123,124     $ 623,433    $  (608,030)     $    3,072,071
                                                              ===========    ===========   ==============   ==============

                             See accompanying notes.

                              PUBLIC STORAGE, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Amounts in thousands)

                                   (Unaudited)


                                                                                   For the Three Months Ended
                                                                                            March 31,
                                                                              -------------------------------------
                                                                                   1998                   1997
                                                                              ----------------     ----------------
      CASH FLOWS FROM OPERATING ACTIVITIES:
         Net income................................................               $48,364              $42,318
         Adjustments to reconcile net income to net cash provided
           by operating activities:
           Depreciation and amortization...........................                28,219               19,787
           Depreciation included in equity in earnings of real                      1,865
             estate entities.......................................                                      3,629
           Minority interest in income.............................                 6,352                2,447
                                                                              ----------------     ----------------
               Total adjustments...................................                36,436               25,863
                                                                              ----------------     ----------------
                   Net cash provided by operating activities.......                84,800               68,181
                                                                              ----------------     ----------------

      CASH FLOWS FROM INVESTING ACTIVITIES:
           Principal payments received on mortgage notes                            3,982
             receivable from affiliates............................                                        288
           Capital improvements to real estate facilities..........                (4,091)              (6,292)
           Construction in process.................................               (19,422)             (14,289)
           Investment in portable self-storage business............                (4,804)              (4,208)
           Acquisition of minority interests in consolidated real                    (736)
             estate partnerships...................................                                     (9,837)
           Acquisition of investment in real estate entities.......                (8,361)              (5,697)
           Acquisition of real estate facilities...................               (39,704)                   -
           Acquisition cost of business combinations...............                (5,206)                   -
           Refunded deposits to acquire real estate................                12,500                    -
                                                                              ----------------     ----------------
                   Net cash used in investing activities...........               (65,842)             (40,035)
                                                                              ----------------     ----------------

      CASH FLOWS FROM FINANCING ACTIVITIES:
           Repayment of borrowings on the line of credit...........                (7,000)                   -
           Principal payments on notes payable.....................                (3,060)                (534)
           Net proceeds from the issuance of common stock..........               191,266              127,134
           Distributions paid to shareholders......................               (44,720)             (52,019)
           Distributions from operations to minority interests in
             real estate partnerships..............................               (10,557)              (4,792)
           Net reinvestment by minority interests in consolidated
             real estate partnerships..............................                 3,403                  809
           Issuance of equity interest (minority interests) in
             consolidated entity for cash..........................                47,600                    -
           Other...................................................                 5,847                 (164)
                                                                              ----------------     ----------------
      Net cash provided by financing activities....................               182,779               70,434
                                                                              ----------------     ----------------

      Net increase in cash and cash equivalents....................               201,737               98,580
      Cash and cash equivalents at the beginning of the period.....                41,455               26,856
                                                                              ----------------     ----------------
      Cash and cash equivalents at the end of the period...........              $243,192             $125,436
                                                                              ================     ================

                             See accompanying notes.

                              PUBLIC STORAGE, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Amounts in thousands)

                                   (Unaudited)

                                   (Continued)


                                                                                   For the Three Months Ended
                                                                                            March 31,
                                                                              -------------------------------------
                                                                                   1998                   1997
                                                                              ----------------     ----------------
       SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
       Acquisition of real estate facilities in exchange for the
          assumption of notes payable and increase in minority
          interest...................................................             $   (15,731)     $            -

       Business combination:
          Real estate facilities.....................................                 (58,329)                  -
          Other assets...............................................                    (140)                  -
          Accrued and other liabilities..............................                   1,604                   -
          Minority interest..........................................                     504                   -

       Reduction to investment in real estate entities in connection
          with business combination..................................                  16,325                   -

       Acquisition of minority  interest  and real estate in exchange for common stock:
          Real estate facilities.....................................                  (5,233)                  -
          Minority interest..........................................                  (6,573)                  -

       Issuance of common stock:
          In connection with the conversion of Convertible Preferred
             Stock...................................................                     623                 620
          To acquire interests in real estate entities...............                  17,133                   -
          To acquire minority interest in consolidated real estate
             entities................................................                  11,070                   -

       Conversion of 8.25% convertible preferred stock...............                    (623)               (620)
       Acquisition of investment in real estate entities.............                 (17,133)                  -
       Assumption of note payable in connection with the acquisition
          of real estate facilities..................................                  14,526                   -
       Increase in minority interest in connection with the
          acquisition of real estate facilities......................                   1,205                   -

                             See accompanying notes.
                                        5

                              PUBLIC STORAGE, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 1998


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

          In 1996 and 1997, the Company organized Public Storage Pickup and Delivery, Inc. as a separate corporation and a related partnership (the corporation and partnership are collectively referred to as "PSPUD") to operate a portable self-storage business that rents storage containers to customers for storage in central warehouses. At March 31, 1998, PSPUD operated 54 facilities in 16 states.

          On January 2, 1997, the Company reorganized its commercial property operations into a separate private REIT (the "Private REIT"). The Private REIT contributed its assets to a newly created operating partnership (the "Operating Partnership") in exchange for a general partnership interest and limited partnership interests. The Company and certain partnerships in which the Company has a controlling interest contributed substantially all of their commercial properties to the Operating Partnership in exchange for limited partnership interests or to the Private REIT in exchange for common stock. On March 17, 1998, the Private REIT merged into Public Storage Properties XI, Inc., an affiliated publicly traded REIT and the name of the surviving corporation was changed to PS Business Parks, Inc. ("PSBP"). All subsequent references to PSBP prior to March 17, 1998, refer to the private REIT.

          The Company invests in real estate facilities primarily through the acquisition of wholly-owned facilities combined with the acquisition of equity interests in real estate entities owning real estate facilities. At March 31, 1998, the Company had direct and indirect equity interests in 1,143 properties located in 38 states, including 1,077 self-storage facilities and 66 commercial properties. All of these facilities are operated by the Company under the "Public Storage" name.

2.   Summary of significant accounting policies
     ------------------------------------------

          Basis of presentation
          ---------------------
          The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The preparation of the consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from estimates. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation have been included. Operating results for the three months ended March 31, 1998 are not necessarily indicative of the results that may be expected for the year ended December 31, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1997.

          The consolidated financial statements include the accounts of the Company, PSPUD, PSBP, the Operating Partnership and twenty-one controlled limited partnerships (the "Consolidated Entities"). Collectively, the Company, PSBP and the Consolidated Entities own a total of 975 real estate facilities, consisting of 909 self-storage facilities and 66 commercial properties.

          At March 31, 1998, the Company also has equity investments in 28 other affiliated limited partnerships and one REIT owning in aggregate 168 self-storage facilities which are managed by the Company. The Company's ownership interest in such real estate entities is less than 50% of the total equity interest and the Company's investments in these entities are accounted for using the equity method.

          Income taxes
          ------------
          For all taxable years subsequent to 1980, the Company qualified and intends to continue to qualify as a REIT, as defined in Section 856 of the Internal Revenue Code. As a REIT, the Company is not taxed on that portion of its taxable income which is distributed to its shareholders provided that the Company meets certain tests. The Company believes it will meet these tests during 1998 and, accordingly, no provision for income taxes has been made in the accompanying financial statements.

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

          Intangible assets
          -----------------
          Intangible assets consist of property management contracts ($165,000,000) and the cost over the fair value of net tangible and identifiable intangible assets ($67,726,000) acquired in a 1995 merger with an affiliate. Intangible assets are amortized by the straight-line method over 25 years. At March 31, 1998, intangible assets are net of accumulated amortization of $22,110,000 ($19,782,000 at December 31, 1997). Included in depreciation and amortization expense for the three months ended March 31, 1998 is $2,328,000, related to the amortization of intangible assets.

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

          In computing earnings per common share, preferred stock dividends totaling $20,140,000 and $19,150,000 for the three months ended March 31, 1998 and 1997, respectively, reduced income available to common stockholders.

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

          Reclassifications
          -----------------
          Certain reclassifications have been made to the consolidated financial statements for 1997 in order to conform to the 1998 presentation.

3.   Business combinations
     ---------------------

          Merger with affiliated REIT
          ---------------------------
          On March 17, 1998, the Company, through PSBP, completed a merger transaction with an affiliated public REIT whereby PSBP acquired all the outstanding stock of the REIT which the Company did not previously own. The aggregate acquisition cost of this merger was approximately $49.6 million, consisting of the issuance of $34.8 million of PSBP common stock (classified as minority interest on the Company's consolidated financial statements) and the Company's pre-existing investment in the affiliated REIT totaling $14.8 million.


          Affiliated Partnership Acquisitions
          -----------------------------------
          In January 1998, the Company acquired all of the limited partnership interest in two affiliated partnerships. As a result of the Company's increased ownership interest and control of the Partnership, the Company began to consolidate the accounts of these partnerships. The total consideration of $6,757,000 in this transaction consists of $5,206,000 of cash and the company's pre-existing investment of $1,551,000.

          The  above  merger  with  an  affiliated  REIT  and   acquisitions  of
     affiliated partnership interests have been accounted for as a purchase; accordingly, allocations of the total acquisition cost to the net assets acquired were made based on the fair value of such assets and liabilities as of the dates of each respective transaction. The fair market values of the assets and liabilities assumed with respect to the transactions are summarized as follows:

                                                             REIT           Partnership
                                                            merger          acquisitions         Total
                                                          ------------     ----------------  ------------
                                                                      (Amounts in thousands)
            Real estate facilities..................       $    51,005        $     7,324    $    58,329
            Other assets............................               117                 23            140
            Minority interest                                        -               (504)          (504)
            Accrued liabilities.....................            (1,518)               (86)        (1,604)
                                                          ------------     ----------------  ------------
                                                           $    49,604        $     6,757    $    56,361
                                                          ============     ================  ============

          The historical operating results of the above business combinations prior to each respective acquisition date have not been included in the Company's historical operating results. Pro forma selected financial data for the three months ended March 31, 1998 and 1997 as though the above business combinations had been effective at the beginning of each period are as follows:


                                                                                 Three Months Ended        Three Months Ended
                    (In thousands, except per share data)                          March 31, 1998            March 31, 1997
                    ------------------------------------------------------       --------------------      -------------------
                    Revenues...............................................          $   143,812                 $   102,658
                    Net income.............................................          $    48,367                 $    42,307
                    Net income per common share (Basic)....................          $      0.26                 $      0.26
                    Net income per common share (Diluted)..................          $      0.26                 $      0.26

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

4.   Real estate facilities
     ----------------------

                  Activity in real estate facilities during 1998 is as follows:

                                                                         Number of real    Net rentable         Net carrying
                                                                       estate facilities    square feet             cost
                                                                       -----------------   ------------         --------------
                                                                        (Amounts in thousands, except number of facilities)
                Operating Facilities
                  Balance at December 31, 1997....................           955               60,258           $  3,077,529
                  Property acquisitions - mergers and business
                     combinations.................................            17                1,131                 58,329
                  Property acquisitions - third party purchases...             3                  675                 55,435
                  Acquisition of minority interest................             -                    -                  5,233
                  Capital improvements............................             -                    -                  4,091
                                                                       -----------------  ------------         --------------
                  Balance at March 31, 1998.......................           975               62,064              3,200,617
                                                                       -----------------  ------------         --------------

                Accumulated depreciation:
                  Balance at December 31, 1997....................                                                 (378,248)
                  Additions during the year.......................                                                  (25,891)
                                                                                                               --------------
                  Balance at March 31, 1998.......................                                                 (404,139)
                                                                                                               --------------

                Construction in progress:
                  Balance at December 31, 1997....................                                                    42,635
                  Current development.............................                                                    19,422
                                                                                                               --------------
                  Balance at March 31, 1998.......................                                                    62,057
                                                                                                               --------------

                  Total real estate facilities....................           975               62,064           $  2,858,535
                                                                       =================  ============         ==============

          In April 1997, the Company formed a joint venture partnership with a state pension fund to participate in the development of approximately $220 million of self-storage facilities. The Company expects that substantially all of its development activities will be conducted in the joint venture partnership until the $220 million is fully committed. At March 31, 1998, the Company had nine self-storage facilities under construction, upon approval of the facilities by the joint venture partnership, these facilities will be transferred to the partnership. The Company's investment in the joint venture partnership is accounted for using the equity method.

          At March 31, 1998, the Company was developing 12 facilities to be used by its PSPUD operations. The total development cost at March 31, 1998 with respect to these facilities was approximately $29.2 million.

          The Company's policy is to capitalize interest incurred on debt during the course of construction of its self-storage facilities and PSPUD facilities. Interest capitalized during the three months ended March 31, 1998 was $1,257,000 compared to $735,000 for the same period in 1997.

          During the first quarter of 1998, the Company, through PSBP, acquired three commercial properties (approximately 675,000 square feet) for an aggregate cost of $55.4 million.

5.   Investment in real estate entities:
     ----------------------------------

          The Company's investment in real estate entities at March 31, 1998 generally consists of limited and general partnership interests in approximately 28 affiliated partnerships and common stock in one affiliated REIT. Such interests are accounted for using the equity method of accounting.

          During the three months ended March 31, 1998, the Company recognized earnings from its investments totaling $2,619,000. Included in equity in earnings of real estate entities for the three months ended March 31, 1998 is the Company's share of depreciation expense totaling $1,865,000. Summarized combined financial data (based on historical cost) with respect to those unconsolidated real estate entities in which the Company had an ownership interest at March 31, 1998 are as follows:

                                                    Three Months Ended March 31,
                                                    ----------------------------
                                                       1998             1997
                                                    -------------  -------------
                                                              (in thousands)

  Rental income.....................................  $  21,936       $  19,849
  Total revenues....................................     22,191          20,187
  Cost of operations................................      8,502           7,276
  Depreciation......................................      3,041           2,626
  Net income........................................      9,634           7,904

  Total assets, net of accumulated depreciation.....  $ 433,869       $ 324,737
  Total debt........................................     76,305          79,811
  Total equity......................................    343,367         233,578



6.   Acquisition of partnership interests from affiliate:
     ----------------------------------------------------

          In March 1998, the Company acquired partnership interests in a total of 21 partnerships from an affiliate. The aggregate price for the interests consisted of the issuance of 853,700 shares of the Company's common stock and represented the acquisition of (i) minority interests ($9.2 million) and (ii) investments in real estate entities ($17.1 million)


7.   Revolving line of credit
     ------------------------

          As of March 31, 1998, the Company had no borrowings on its unsecured credit agreement with a group of commercial banks. The credit agreement (the "Credit Facility") has a borrowing limit of $150.0 million and an expiration date of July 31, 2001. The expiration date may be extended by one year on each anniversary of the credit agreement. Interest on outstanding borrowings is payable monthly. At the option of the Company, the rate of interest charged is equal to (i) the prime rate or (ii) a rate ranging from the London Interbank Offered Rate ("LIBOR") plus 0.40% to LIBOR plus 1.10% depending on the Company's credit ratings and coverage ratios, as defined. In addition, the Company is required to pay a quarterly commitment fee of 0.250% (per annum) of the unused portion of the Credit Facility. The Credit Facility allows the Company, at its option, to request the group of banks to propose the interest rate they would charge on specific borrowings not to exceed $50 million. However, in no case may the interest rate proposal be greater than the amount provided by the Credit Facility.

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

          During the three months ended March 31, 1998, the Company reduced minority interest by approximately $6.6 million through the acquisition of such interests for cash and through the issuance of common stock. During the same period minority interest increased by $35.3 million in connection with business combinations.

9.   Shareholders' equity
     --------------------

          Preferred stock
          ---------------
          At March 31, 1998 and December 31, 1997, the Company had the following series of Preferred Stock outstanding:

                                                                     At March 31, 1998              At December 31, 1997
                                                                ----------------------------    ----------------------------
                                                   Dividend        Shares         Carrying         Shares         Carrying
                          Series                     Rate       Outstanding        Amount       Outstanding        Amount
           -----------------------------------   ------------   ------------    ------------    ------------    ------------
           Series A ..........................       10.000%      1,825,000     $ 45,625,000      1,825,000     $ 45,625,000
           Series B ..........................        9.200%      2,386,000       59,650,000      2,386,000       59,650,000
           Series C...........................    Adjustable      1,200,000       30,000,000      1,200,000       30,000,000
           Series D...........................        9.500%      1,200,000       30,000,000      1,200,000       30,000,000
           Series E...........................       10.000%      2,195,000       54,875,000      2,195,000       54,875,000
           Series F...........................        9.750%      2,300,000       57,500,000      2,300,000       57,500,000
           Series G ..........................        8.875%          6,900      172,500,000          6,900      172,500,000
           Series H ..........................        8.450%          6,750      168,750,000          6,750      168,750,000
           Series I ..........................        8.625%          4,000      100,000,000          4,000      100,000,000
           Series J ..........................        8.000%          6,000      150,000,000          6,000      150,000,000

             Total Cumulative Senior Preferred
                 Stock........................                   11,129,650      868,900,000     11,129,650      868,900,000
                                                                ------------    ------------    ------------    ------------

           Convertible........................        8.250%      2,107,330       52,685,000      2,132,334       53,308,000
                                                                ------------    ------------    ------------    ------------
                                                                 13,236,980     $921,585,000     13,261,984     $922,208,000
                                                                ============    ============    ============    ============

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

          Holders of the Company's preferred stock, except under certain conditions and as noted above, will not be entitled to vote on most matters. In the event of a cumulative arrearage equal to six quarterly dividends or failure to maintain a Debt Ratio (as defined) of 50% or less, holders of all outstanding series of preferred stock (voting as a single class without regard to series) will have the right to elect two additional members to serve on the Company's Board of Directors until events of default have been cured. At March 31, 1998, there were no dividends in arrears and the Debt Ratio was 3.0%.

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

          Common Stock
          ------------
          During the first quarter of 1998, the Company issued 6,369,603 shares of common stock in public and private offerings, raising net proceeds of approximately $188.9 million. In addition, the Company issued 154,364 common shares ($2.4 million) in connection with the exercise of stock options.

          A total of 914,094 shares of common stock were issued in connection with the acquisition of investments in real estate entities and minority interests during the first quarter of 1998.

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

          For these purposes, FFO per share of Common Stock (as defined) was $1.97 for the four consecutive calendar quarters ended March 31, 1998.

          Dividends
          ---------
          The following summarizes dividends paid during the first three months of 1998:

                                                               Distributions
                                              Per Share or           Total
                                            Depository Share     Distributions
                                            ----------------     -------------
   Series A..............................      $    0.625        $   1,140,000
   Series B..............................      $    0.575            1,372,000
   Series C..............................      $    0.422              506,000
   Series D..............................      $    0.594              713,000
   Series E..............................      $    0.625            1,372,000
   Series F..............................      $    0.609           1,4021,000
   Series G..............................      $    0.555            3,828,000
   Series H..............................      $    0.528            3,565,000
   Series I..............................      $    0.539            2,156,000
   Series J..............................      $    0.500            3,000,000
   Convertible...........................      $    0.516            1,087,000
                                                                 -------------
                                                                    20,140,000
   Common................................      $    0.220           24,580,000
                                                                 -------------
        Total dividends paid                                       $44,720,000
                                                                 =============

          The dividend rate on the Series C Preferred Stock for the first quarter of 1998 was equal to 6.75% per annum. The dividend rate per annum will be adjusted quarterly and will be equal to the highest of one of three U.S. Treasury indices (Treasury Bill Rate, Ten Year Constant Maturity Rate, or Thirty Year Constant Maturity Rate) multiplied by 110%. However, the dividend rate for any dividend period will neither be less than 6.75% per annum nor greater than 10.75%. The dividend rate for the quarter ending June 30, 1998 will be equal to 6.75% per annum.

10.  Subsequent Events
     -----------------

          Merger with Affiliated REIT
          ---------------------------
          On May 7, 1998, the shareholders of Public Storage Properties XX, Inc. ("Properties 20") approved the merger with and into the Company. The merger was completed on May 8, 1998. The estimated value of the Properties 20 merger is approximately $23.3 million. Properties 20 owns 7 self-storage facilities (approximately 402,000 square feet) located in five states. At December 31, 1997, the Company owned approximately 24% of Properties 20.

          PSBP Property  Acquisition and Equity Issuance Activities
          ----------------------------------------------------------
          On May 4, 1998, PSBP purchased 14 properties (approximately 1.0 million rentable square feet) located in Beaverton, Oregon and 14 properties (approximately 1.3 million rentable square feet) located in the Dallas, Texas area. The proeprties were acquired from Principal Mutual Life Insurance Company, and insurance company, and its affiliated companies. The aggregate purchase price was approximately $190.5 million in cash. The acquisition contains approximately 2,265,000 rentable square feet and contains approximately 15 acres of land in the Beaverton market for future development. PSBP funded this acquistion by the issuance of the remaining $105.0 million of common stock to be issued in connection with its January 1998 agreement with a group of institutional investors, and borrowings from PSI.

          PS Business Parks, Inc.
          -----------------------
          As a result of the issuance of additional shares of PSBP common stock to the group of unaffiliated institutional investors, the Company believes that its reduced ownership will no longer warrant the consolidation of PSBP and the Operating Partnership effective June 30, 1998. The Company's consolidated financial statements at March 31, 1998 include the following summarized condensed financial data associated with the consolidation of PSBP and the Operating Partnership:

                                                               (in thousands)
                                                               --------------
    Three months ended March 31, 1998
    ---------------------------------
         Rental income....................................      $ 14,353
         Total revenues...................................        15,582
         Cost of operations...............................         5,166
         Depreciation.....................................         3,106
         Net income before minority interest..............         6,339
         Net income after minority interest...............         3,292

    At March 31, 1998
    -----------------
         Total assets, net of accumulated depreciation....       459,366
         Total minority interest..........................       202,897

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
------------------------------------------------------------------------------

          RESULTS OF OPERATIONS
          ---------------------
          Net income for the three months ended March 31, 1998 was $48,364,000 compared to $42,318,000 for the same period in 1997, representing an increase of $6,046,000 or 14%. The increase in net income for the three months ended March 31, 1998 compared to the same period in 1997 was primarily the result of improved property operations, the acquisition of additional real estate facilities and partnership interests during 1998 and 1997, offset partially by start-up operating losses experienced in the Company's new portable self-storage business.

          Net income allocable to common shareholders (net income after deducting dividends to the Company's preferred shareholders of $20,140,000 and $19,150,000 for the three months ended March 31, 1998 and 1997, respectively) was $28,224,000 or $0.26 per common share (based on 110,036,000 weighted average shares-diluted) for the three months ended March 31, 1998 compared to $23,168,000 or $0.26 per common share (based on 89,476,000 weighted average shares-diluted) for the same period in 1997.

          REAL ESTATE OPERATIONS
          ----------------------
          Rental income and cost of operations have increased significantly for the three months ended March 31, 1998 compared to the same period in 1997 due to the Company's merger and acquisition activities throughout 1997 and 1998. As a result of these activities, the number of facilities included in the Company's consolidated financial statements has increased from 769 at March 31, 1997 to 975 at March 31, 1998.

          SELF-STORAGE OPERATIONS: The Company's self-storage operations account for over 90% of the total property operations and represent the largest comparison variances from period to period. As a result the following table is presented to further illustrate variances from period to period by (i) comparing the operating results of self-storage facilities which were owned by the Company throughout 1997 and 1998 and (ii) outlining operating results for those self-storage facilities which were acquired by the Company in 1997 and 1998 whereby the operations represent partial results from the date the facility was acquired through the end of the period.

   Summary of Self-Storage Facility Operations                         Three Months Ended March 31,
                                                              ---------------------------------------------
                                                                   1998             1997           Change
                                                              --------------    -------------   -----------
                                                       (dollar amounts in thousands, except rents per square foot)
   Rental income:
       Pre-1997 acquisitions                                    $  83,536          $ 78,661          6.2%
       1997 and 1998 acquisitions                                  28,142             3,716        657.3%
                                                              --------------    -------------   -----------
                                                                  111,678            82,377         35.6%
                                                              --------------    -------------   -----------
   Cost of operations:
       Pre-1997 acquisitions                                       25,967            25,156          3.2%
       1997 and 1998 acquisitions                                   8,979             1,335        572.6%
                                                              --------------    -------------   -----------
                                                                   34,946            26,491         31.9%
                                                              --------------    -------------   -----------
   Net operating income:
       Pre-1997 acquisitions                                       57,569            53,505          7.6%
       1997 and 1998 acquisitions                                  19,163             2,381        704.8%
                                                              --------------    -------------   -----------
                                                                $  76,732          $ 55,886         37.3%
                                                              ==============    =============   ===========

   Net rentable square feet, in thousands
    (at the end of the period):
       Pre-1997 acquisitions                                       41,384            41,384          -
       1997 and 1998 acquisitions                                  13,105             2,153        508.7%
   Number of facilities (at the end of the period):
       Pre-1997 acquisitions                                          690               690          -
       1997 and 1998 acquisitions                                     219                33        563.6%
   Pre-1997 acquisitions:
       Annualized realized rent per occupied square foot           $ 9.00            $ 8.64          4.2%
        (a)
       Annualized scheduled rent per occupied square foot          $ 9.48            $ 9.24          2.6%
        (b)
       Weighted average occupancy for the period                     91.1%             89.1%         2.0%

--------------------
   (a) Realized rent per square foot represents the actual revenue earned per occupied square foot after giving effect to discounts through the use of promotions.
   (b) Scheduled rent per square foot represents the posted revenue per occupied square foot prior to giving effect to discounts through the use of promotions.

          The increases in rental income for the pre-1997 acquisitions for the three months ending March 31, 1998 compared to the same periods in 1997 are due to increased realized rent per occupied square foot combined with an increased weighted average occupancy level. The Company believes that such improvements are due to the national telephone reservation system which was implemented during 1996 and the first part of 1997 and the media advertising implemented during the second half of 1997.

          Rental income for the three months ended March 31, 1998 are net of promotional discounts totaling $3.7 million compared to $2.5 million for the same period in 1997. In addition, included in cost of operations for the three months ended March 31, 1998 are costs associated with the telephone reservation center and advertising totaling $1,249,000, compared to $690,000 for the same period in 1997.

          DEVELOPMENT OF SELF-STORAGE FACILITIES: In April 1997, the Company formed a joint venture partnership with a state pension fund to participate in the development of approximately $220 million of self-storage facilities. The Company expects that substantially all of its development activities will be conducted in the joint venture partnership until the $220 million is fully committed. At March 31, 1998, the joint venture partnership had completed construction on eleven self-storage facilities (approximately 637,000 net rentable square feet) with a total cost of approximately $55.4 million, and had 15 facilities under construction (approximately 948,000 net rentable square feet) with an aggregate cost incurred to date of approximately $43.3 million and total additional estimated cost to complete of $26.9 million. In addition, at March 31, 1998, the Company had nine facilities under construction (approximately 522,000 net rentable square feet) with an aggregate cost incurred to date of approximately $20.7 million and total additional estimated cost to complete of $20.4 million. Upon approval by the joint venture partnership, the facilities under construction by the Company will be transferred to the joint venture partnership. The partnership is funded solely with equity capital consisting of 30% from the Company and 70% from the state pension fund. The Company accounts for its investment in the joint venture partnership using the equity method.

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

          COMMERCIAL PROPERTY OPERATIONS: The Company's commercial property operations represent approximately 12% of the Company's operations (based on total revenues generated during the first quarter of 1998). The commercial properties are generally composed of multi-tenant office/industrial space and to a lesser extent suburban office. Commercial property rental income and cost of operations presented on the consolidated statements of income reflect the operations of the 61 facilities owned by the Company and the Consolidated Entities. The following table summarizes the operating results (before depreciation) of these facilities for each of the periods presented:

     COMMERCIAL PROPERTY OPERATIONS:
     -------------------------------

                                                        Three Months Ended March 31,
                                                        ----------------------------
                                                                                           Percentage

                                                          1998                1997           Change
                                                          ----                ----         --------
                                                      (Dollar amounts in thousands, except rents per
                                                                       square foot)
          Rental income:
              Pre-1997 Acquisitions                   $  7,978             $ 7,566             5.4%
              1997 and 1998 Acquisitions                 9,703                  31             N/A
                                                      --------            ---------       -----------
                                                        17,681               7,597           132.7%
                                                      --------            ---------       -----------

          Cost of operations:
              Pre-1997 Acquisitions                      3,254               3,156             3.1%
              1997 and 1998 Acquisitions                 2,594                  28             N/A
                                                      --------            ---------       -----------
                                                         5,848               3,184            83.7%
                                                      --------            ---------       -----------

          Net operating income:
              Pre-1997 Acquisitions                      4,724               4,410             7.1%
              1997 and 1998 Acquisitions                 7,109                   3             N/A
                                                      --------            ---------       -----------
                                                        11,833               4,413           168.1%
                                                      ========            =========       ===========


          Consistent Group data:
              Gross margin..........                      59.2%               58.3%            0.9%
              Weighted average occupancy                  95.1%               94.7%            0.4%
              Average realized annual rent per
                square foot.........                    $ 8.76              $ 8.40             4.3%


          Number of facilities (at the end of the
           period):
              Consistent group......                        35                  35               -
              Cumulative Post-1994 Acquisitions             31                   -               -

          Net rentable square feet
           (at the end of the period):
              Consistent group......                     3,045               3,045               -
              Cumulative Post-1994 Acquisitions          4,530                   -               -

          As indicated in the above table, the Company's commercial property operations have grown principally as a result of the addition of new properties over the past year. The operating results of the consistent group of properties over the past year has been improving, with net operating income increasing principally due to improved realized rental rates and declining operating expenses.

          EQUITY IN EARNINGS OF REAL ESTATE ENTITIES: At March 31, 1998, the Company had ownership interests in 28 limited partnerships and one REIT (collectively the "Unconsolidated Entities"). Due to the Company's limited ownership interest and control of these entities, the Company does not consolidate the accounts of these entities for financial reporting purposes, and accounts for such investments using the equity method.

          Equity in earnings of real estate entities was $2,619,000 for the three months ended March 31, 1998 as compared to $5,221,000 for the same period in 1997. The decreases in earnings from real estate entities from 1997 to 1998 reflect the Company's merger and partnership acquisition activities in the last nine months of 1997 (with six affiliated REIT mergers and the acquisition of additional partnership interests) and the first three months of 1998 (with one additional affiliated REIT merger and the acquisition of additional partnership interests). The merger and partnership acquisition activities resulted in the elimination of investment in real estate entities and, after the acquisitions, the associated equity in earnings.

          Equity in earnings of real estate entities for the three months ended March 31, 1998 consists of the Company's pro rata share of the Unconsolidated Entities based upon the Company's ownership interest for the period. The following table summarizes the components of the Company's equity in earnings of real estate entities:

                                                  Three Months Ended March 31,
                                           ------------------------------------
                                              1998         1997    Dollar Change
                                          -----------   --------- -------------
                                                       (Amounts in thousands)

      Self-storage operations              $ 4,672        $ 8,635      $(3,963)
      Commercial property operations           126            629         (503)
      Depreciation and Amortization:
        Self-storage facilities             (1,723)        (3,401)       1,678
        Commercial properties                  (40)          (228)         188
      Other                                   (416)          (414)          (2)
                                          -----------   --------- -------------
      Total equity in earnings of
        real estate entities               $ 2,619        $ 5,221      $(2,602)
                                          ===========   ========= =============


          Similar to the Company, the Unconsolidated Entities generate substantially all of their income from their ownership of self-storage facilities. In the aggregate, the Unconsolidated Entities own a total of 168 self-storage facilities at March 31, 1998. The Company expects that its equity in earnings from Unconsolidated Entities will generally decrease as a result of the acquisition of additional interests in the Unconsolidated Entities by the Company. The Company has in the past acquired, and may continue to seek to acquire in the future, real estate facilities owned by or additional interests in the Unconsolidated Entities.

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

          During the three months ended March 31, 1998, the Company's property management operations generated net operating income of $1,479,000 on revenues of $1,765,000 and expenses of $286,000 as compared to net operating income of $2,576,000 on revenues of $3,052,000 and expenses of $476,000 during the same period in 1997. The decreases in property management operations are due to the Company's acquisition of facilities which it previously managed for third parties and affiliated entities for a fee.

          PORTABLE SELF-STORAGE BUSINESS: Public Storage Pickup & Delivery, Inc., a subsidiary of the Company and a related partnership (collectively referred to as "PSPUD") operates a portable self-storage business that rents storage containers to customers for storage in a central warehouse. During the first quarter of 1998, PSPUD opened five new facilities which combined with its previously opened facilities increased the number of opened facilities to 54 as of March 31, 1998 (including a mature facility acquired in 1996). These 54 facilities had a total of 42,284 occupied containers as of March 31, 1998.

          PSPUD presently anticipates opening an additional two facilities during the second quarter of 1998. PSPUD has also identified an additional 18 sites in existing markets for development of PSPUD facilities at an aggregate estimated cost of $78.2 million.

          Due to the start-up nature of this business, PSPUD incurred operating losses totaling approximately $9.9 million for the three months ended March 31, 1998 compared to $2.3 million for the same period in 1997. The operating losses have been trending downward since the third quarter of 1997. During the third and fourth quarters of 1997, operating losses for PSPUD were approximately $12.1 million and $10.5 million, respectively. PSPUD continues to expend funds in personnel, training, equipment, computer software and professional fees in organizing this business. Until the facilities are operating profitably, PSPUD's operations are expected to adversely impact the Company's earnings. PSPUD currently expects subsequent quarters to produce operating losses, but anticipates that losses in subsequent quarters will be at a reduced level from the current quarter, although there can be no assurance.

          PSPUD's facilities (excluding two smaller facilities in peripheral markets) are located in 25 greater metropolitan areas in 16 states and had a total of 41,645 occupied containers at April 30, 1998. These facilities consist of the mature facility, 20 facilities that have been open for less than ten months and 31 facilities that have been open between ten and eighteen months. The capacity of these 32 facilities open for more than ten months ranges from 1,600 to 3,500 containers (averaging 2,300), and as of April 30, 1998 these facilities had occupancy levels ranging from 20% to 82% (averaging 47%).

          The Company continues to believe that it should invest a portion of its retained cash flow in PSPUD, which responds to a promising business opportunity in at least certain markets and complements the Company's existing operations through joint use of a national telephone reservation system and a coordinated media advertising program to increase consumer awareness of both traditional mini-warehouses and portable self-storage. The Company's average mini-warehouse occupancy level is higher than at any comparable period in prior years, despite the promotion of the portable self-storage business in the same markets. The Company believes that the combination of PSPUD and traditional mini-warehouses allows for market strategies that promote both businesses and most importantly meets consumer needs.

          Included in the cost of operations of the portable self-storage operations are certain start-up costs which the Company expects to be non-recurring and only incidental to the opening of new facilities. These costs are related to site acquisition, leasing activities, systems development, and hiring and training of personnel. In addition, included in cost of operations is $3,558,000 for the three months ended March 31, 1998 relating to marketing activities, including television advertising, designed to enhance the rental activities of PSPUD's facilities.


     INTEREST AND OTHER INCOME

          As mentioned above, the Company has developed additional businesses through affiliates, via a retail expansion program and a truck rental program. The net results of these two businesses are presented along with interest and other income, as "interest and other income." The components of interest and other income are detailed as follows:

                                                 Three Months Ended March 31,
                                            ------------------------------------
                                             1998        1997     Dollar Change
                                            ------------------------------------
                                                (Amounts in thousands)
  Sales of Packaging Material and Truck
  Rental Income:
   Revenues                                  $1,482     $   850       $  632
   Costs of Operation                        (1,291)       (519)        (772)
                                            ---------  ------------  -----------
            Net Operating Income                191         331         (140)

  Interest and Other Income                   3,461       1,690        1,771
                                            ---------  ------------  -----------
      Total Interest and Other Income        $3,652      $2,021       $1,631
                                            =========  ============  ===========

          Interest and other income principally consists of interest earned on cash balances and interest related to mortgage notes receivable. The increase in interest income for the three months ended March 31, 1998 compared to the same periods in 1997 is primarily due to interest income on excess cash balances.

          DEPRECIATION AND AMORTIZATION: Depreciation and amortization expense has increased $8,432,000, to $28,219,000 for the three months ended March 31, 1998 as compared to $19,787,000 for the same period in 1997. These increases are principally due to the acquisition of additional real estate facilities during 1997 and 1998.

          MINORITY INTEREST IN INCOME: Minority interest in income represents the income allocable to equity interests in the consolidated entities which are not owned by the Company. Minority interest in income for the three months ended March 31, 1998 was $6,352,000 compared to $2,447,000 for the same period in 1997.

          Minority interest in income increased in the three month period ended March 31, 1998 compared to the same period in 1997 due to improved property operations and the consolidation of investments which were previously accounted for on the equity method during the 1997 period. These effects were partially offset by PSI's acquisition of additional minority interests, as well as minority interests in the losses of PSPUD and the development joint venture.

          SUPPLEMENTAL PROPERTY DATA

          At March 31, 1998, the Company's investment portfolio consists of (i) wholly-owned properties owned by the Company, (ii) properties owned by real estate partnerships in which the Company has significant ownership interests (the "Consolidated Partnerships"), and (iii) properties owned by real estate entities (partnerships and REITs) in which the Company's ownership interest and control are not sufficient to warrant the
     consolidation  of  such  entities  (the  "Unconsolidated   Entities").  The
     following table summarizes the Company's investment in real estate facilities as of March 31, 1998:

                                                         Number of Facilities in which the      Net Rentable Square Footage
                                                         Company has an ownership interest             (in thousands)
                                                        -----------------------------------  --------------------------------
                                                        Self-Storage Commercial              Self-Storage Commercial
                                                         Facilities  Properties    Total      Facilities  Properties   Total
                                                         ----------  ----------    -----      ----------  ----------   -----

           Wholly-owned facilities                            586          1        587         35,722          9      35,731
           Facilities     owned    by     Consolidated        323         65        388         18,767      7,566      26,333
                                                         ----------  ----------    -----      ----------  --------     -----
               Partnerships
               Total consolidated facilities                  909         66        975         54,489      7,575      62,064

           Facilities owned by Unconsolidated Entities        168          -        168          9,739          -       9,739
                                                         ----------  ----------    -----      ----------  --------     -----

               Total facilities in which the Company
                 has an ownership interest                  1,077         66      1,143         64,228      7,575      71,803
                                                         ==========  ==========   ======      =========   ========     ======


          In order to evaluate how the Company's overall portfolio has performed, management analyzes the operating performance of a consistent group of self-storage facilities representing 985 (57.6 million net rentable square feet) of the 1,077 self-storage facilities (herein referred to as "Same Store" self-storage facilities) which have been operated under the "Public Storage" name for at least the past three years. At March 31, 1998, the Company had ownership interests in a total of 1,077 mini-warehouse facilities. Of these 1,077 properties, 985 or 91% of the mini-warehouses have been in operation and managed by Public Storage, Inc. since January 1, 1994. The following table summarizes the operating results of these 985 properties:

           Same Store mini-warehouse facilities (985 facilities):
           ------------------------------------------------------
           (historical property operations)
                                                    Three months ended March 31,
                                                    ----------------------------
                                                       1998               1997            Change
                                                       ----               ----            ------
                                                   (dollar amounts in thousands, except per square
                                                                    foot amounts)

           Rental income......................        $124,305           $116,678           6.5%
           Cost of operations (1).............          44,868             43,285           3.7%
                                                      --------           --------           ----

           Net operating income...............         $79,437            $73,393           8.2%
                                                       =======            =======           ===

           Gross profit margin (2)............          63.9%              62.9%            1.0%

           ...........................................................................................
           Weighted Average:
                 Occupancy....................          91.4%              89.5%            1.9%

                 Annualized realized rent per
                   sq. ft. for period (3).....          $9.48              $9.00            5.3%

                 Annualized scheduled rent per
                   sq. ft. for period.........          $9.96              $9.72            2.5%

         1. Assumes payment of property management fees on all facilities, including those facilities owned by the Company for which effective November 16, 1995 no fee is paid.
         2. Gross profit margin is computed by dividing property net operating income (before depreciation expense) by rental revenues. Cost of operations include a 6% management fee. The gross profit margin excluding the facility management fee was 69.9% and 68.9% for the three months ended March 31, 1998 and 1997, respectively.
         3. Realized rent per square foot represents the actual revenue earned per occupied square foot. Management believes this is a more relevant measure than the scheduled rental rates, since scheduled rates can be discounted through the use of promotions.

          Rental income for the Same Store facilities included promotional discounts totaling $4.3 for the three months ended March 31, 1998, compared to $3.5 million for the same period in 1997. The increase in promotional discounts is principally due to promotional activities offered through the national telephone reservation center.

          Cost of operations for the three months ended March 31, 1998 increased due to (i) advertising and promotion, which increased $1,098,000 due primarily to the Company's national telephone reservations center and television advertising in certain markets and (ii) property taxes, which increased $770,000, due primarily to higher assessments.

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

          Net cash provided by operations (as determined in accordance with generally accepted accounting principles) reflects the cash generated from the Company's business before distributions to various equity holders, including the preferred shareholders, capital expenditures or mandatory principal payments on debt. Net cash provided by operations has increased to $84,800,000 from $68,181,000 for the three months ended March 31, 1998 and 1997, respectively.

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

                                                                                  For the Three Months Ended March 31,
                                                                               ------------------------------------
                                                                                      1998                       1997
                                                                               -----------------      --------------------
                                                                                              (in thousands)
           Net Income...................................................            $  48,364               $  42,318
           Depreciation and amortization................................               28,219                  19,787
           Depreciation from unconsolidated real estate investments.....                1,865                   3,629
           Minority interest in income..................................                6,352                   2,447
                                                                               -----------------      --------------------
                 Net cash provided by operating activities..............               84,800                  68,181
           Distributions from operations to minority interests (funds
             from operations allocable to minority interests) ..........              (10,557)                 (4,792)
                                                                               -----------------      --------------------
           Cash from operations/FFO available to the Company's                         74,243                  63,389
             shareholders
           Less: preferred stock dividends..............................              (20,140)                (19,150)
                                                                               -----------------      --------------------
           Cash from operations/FFO available to common shareholders....               54,103                  44,239
           Capital improvements to maintain facilities..................               (4,090)                 (6,292)
           Add back: minority interest share of capital improvements....                  558                     398
                                                                               -----------------      --------------------
           Funds available for principal payments on debt, common
             dividends and reinvestment.................................               50,571                  38,345
           Cash distributions to common shareholders....................              (24,580)                (19,457)
                                                                               -----------------      --------------------
           Funds available for principal payments on debt and investment            $  25,991               $  18,888
                                                                               =================      ====================

          See the consolidated statements of cash flows for the three months ended March 31, 1998 and 1997 for additional information regarding the Company's investing and financing activities.

          FFO increased to $74,243,000 for the three months ended March 31, 1998 compared to $63,389,000 for the same period in 1997. FFO applicable to the common shareholders (after deducting preferred stock dividends) increased to $54,103,000 for the three months ended March 31, 1998 compared to $44,239,000 for the same period in 1997. FFO is used by many financial analysts in evaluating REITs. The Company defines FFO as net income (loss) (computed in accordance with GAAP) before (i) gain (loss) on disposition of real estate, adjusted as follows: (i) plus depreciation and amortization, and (ii) less FFO attributable to minority interest. The National Association of Real Estate Investment Trusts, Inc. ("NAREIT") definition of FFO does not specifically address the treatment of minority interest in the determination of FFO. In the case of the Company, FFO represents amounts attributable to its shareholders after deducting amounts attributable to the minority interests. FFO does not take into consideration scheduled principal payments on debt, capital improvements, distributions and other obligations of the Company. Accordingly, FFO is a supplemental performance measure and is not a substitute for the Company's cash flow or net income (as discussed above) as a measure of the Company's liquidity or operating performance.

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

          Over the past four years, the Company's distribution policy has enabled it to retain significant funds (after capital improvements) to make additional investments and debt reductions. During the first three months of 1998 and 1997, the Company distributed to common shareholders approximately 45.4% and 43.9% of its FFO available to common shareholders, respectively, allowing it to retain approximately $26.0 million and $18.9 million, respectively, after satisfying its capital improvements and preferred stock dividend requirements.

          DISTRIBUTION REQUIREMENTS: During the first three months of 1998, the Company paid dividends totaling $19,053,000 to the holders of the Company's Senior Preferred Stock, $1,087,000 to the holders of the Convertible
     Preferred Stock, and $24,580,000 to the holders of Common Stock. The Company estimates the distribution requirements for fiscal 1998 with respect to Senior Preferred Stock and the Convertible Preferred Stock to be approximately $80 million. If the Company excercises its option to convert the Convertible Preferred Stock, the distribution requirements with respect to the Senior Preferred and Convertible Preferred Stock wiil be approximately $78 million.

          CAPITAL IMPROVEMENT REQUIREMENTS: During 1998, the Company has budgeted approximately $27.4 million for capital improvements ($22.9 million for its self-storage and $4.5 million for its business park facilities). The minority interests' share of the estimated capital improvements is approximately $3.8 million. During the first three months of 1998, the Company incurred capital improvements of approximately $4.1 million.

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

          At March 31, 1998, the Company had total outstanding notes payable of approximately $108 million. Approximate principal maturities of notes payable at March 31, 1998 are as follows:

                                                   Fixed Rate
                                                 Mortgage Debt
                             7.08% Unsecured        (Weighted
                              Senior Notes      average rate of 9.6%)   Total
                             ---------------   ----------------------  --------
     1998 (remainder of)         $   7,250           $   5,006       $  12,256
     1999                            8,000               6,662          14,662
     2000                            8,750               2,906          11,656
     2001                            9,500               3,216          12,716
     2002                            9,750               3,560          13,310
     Thereafter                     10,000              33,424          43,424
                                 ---------           ---------       ---------
                                 $  53,250           $  54,774       $ 108,024
                                 =========           =========       =========

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

          The Company's portfolio of real estate facilities remains substantially unencumbered. At March 31, 1998, the Company had debt outstanding of $108 million and had consolidated real estate facilities with a book value of $2.9 billion. The Company, however, has been averse to financing its acquisitions with debt and generally will only increase its mortgage borrowing through the assumption of pre-existing debt on acquired real estate facilities.

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

          During the first quarter of 1998, the Company issued 6,369,603 shares of common stock in public and private offerings, raising net proceeds of approximately $188.9 million. An additional 914,094 shares of common stock were issued in connection with the acquisition of investments in real estate entities during the first quarter of 1998.

          MERGERS AND PROPERTY ACQUISITIONS: On March 17, 1998, PSBP completed a merger transaction with an affiliated public REIT whereby PSBP acquired all the outstanding stock of the REIT which it did not previously own. The aggregate acquisition cost of this merger was approximately $49.6 million, consisting of the issuance of $34.8 million of PSBP common stock (classified as minority interest on the Company's consolidated financial statements) and the Company's pre-existing investment in the affiliated REIT totaling $14.8 million.

          During the first quarter of 1998, the Company, through PSBP, acquired three commercial properties (675,000 square feet) for a total aggregate cost of $55.4 million.

          DEVELOPMENT ACTIVITIES: In April 1997, the Company formed a joint venture partnership with a state pension fund to participate in the development of approximately $220 million of self-storage facilities. The Company expects that substantially all of its development activities will be conducted in the joint venture partnership until the $220 million is fully committed. At March 31, 1998, the joint venture partnership had completed construction on eleven self-storage facilities (approximately 637,000 net rentable square feet) with a total cost of approximately $55.4 million, and had 15 facilities under construction (approximately 948,000 net rentable square feet) with an aggregate cost incurred to date of approximately $43.3 million and total additional estimated cost to complete of $26.9 million. In addition, at March 31, 1998, the Company had nine facilities under construction (approximately 522,000 net rentable square feet) with an aggregate cost incurred to date of approximately $20.7 million and total additional estimated cost to complete of $20.4 million. Upon approval by the joint venture partnership, the facilities under construction by the Company will be transferred to the joint venture partnership. The partnership is funded solely with equity capital consisting of 30% from the Company and 70% from the state pension fund. The Company accounts for its investment in the joint venture partnership using the equity method.

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


     Item 6       Exhibits and Reports on Form 8-K
                  --------------------------------


                  (a)    The following Exhibits are included herein:

                         (11)    Statement re: Computation of Earnings per Share

                         (12) Statement re: Computation of Ratio of Earnings to Fixed Charges

                         (27)    Financial Data Schedule

                  (b)    Reports on Form 8-K

                         The  Company  filed a Current  Report on Form 8-K dated
                         January 15, 1998, pursuant to Item 5, which filed certain exhibits relating to the Company's public offering of 2,845,000 shares of common stock.

                         The Company filed a Current Report on Form 8-K dated February 10, 1998, pursuant to Item 5, which filed certain exhibits relating to the Company's public offering of 904,710 shares of common stock.

                                   SIGNATURES




          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                               DATED: May 14, 1998

                               PUBLIC STORAGE, INC.

                               BY:   /s/ John Reyes
                                    -----------------
                                    John Reyes
                                    Senior Vice President and
                                     Chief Financial Officer
                                      (Principal financial officer)