Form 10-Q
period 1998-06-30
PUBLIC STORAGE INC /CA
filed 1998-08-14
CIK 318380

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934


For the quarterly period ended June 30, 1998
                               -------------

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934


For the transition period from               to
                              ---------------  ---------------

Commission File Number:     1-8389
                            ------

                              PUBLIC STORAGE, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)



             California                                         95-3551121
---------------------------------------                  ----------------------
   (State or other jurisdiction of                           (I.R.S. Employer
    incorporation or organization)                        Identification Number)


701 Western Avenue, Glendale, California                        91201-2394
---------------------------------------                  ----------------------
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

                                [ X ] Yes [ ] No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of August 8 , 1998:

Common Stock, $.10 par value, 116,491,167 shares outstanding
------------------------------------------------------------

Class B Common Stock, $.10 Par Value - 7,000,000 shares
-------------------------------------------------------

Equity Stock, Series A, $.01 Par Value - 225,000 shares
-------------------------------------------------------

                              PUBLIC STORAGE, INC.

                                      INDEX



                                                                           Pages
PART I. FINANCIAL INFORMATION
-----------------------------

Item 1.     Condensed Consolidated Balance Sheets at
              June 30, 1998 and December 31, 1997                           1

            Condensed Consolidated Statements of Income for the
              Three and Six Months Ended June 30, 1998 and 1997             2

            Condensed Consolidated Statements of  Shareholders Equity
              for the Six Months Ended June 30, 1998                        3

            Condensed Consolidated Statements of Cash Flows
              for the Six Months Ended June 30, 1998 and 1997             4 - 5

            Notes to Condensed Consolidated Financial Statements          6 - 13

Item 2.     Management's Discussion and Analysis of
              Financial Condition and Results of Operations              14 - 24

PART II. OTHER INFORMATION (Items 2, 3 , 4 and 5 are not applicable)
--------------------------

Item 1.     Legal Proceedings                                               25

Item 6.     Exhibits and Reports on Form 8-K                                25

                              PUBLIC STORAGE, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    (Amounts in thousands, except share data)



                                                                                        June 30,            December 31,
                                                                                         1998                   1997
                                                                                    ---------------       ---------------

                                                                                      (Unaudited)
                                     ASSETS
                                     ------

Cash and cash equivalents....................................................        $    182,707          $      41,455

Real estate facilities, at cost:
   Land......................................................................             752,608                845,299
   Buildings.................................................................           2,000,806              2,232,230
                                                                                    ---------------       ---------------
                                                                                        2,753,414              3,077,529
   Accumulated depreciation..................................................            (361,758)              (378,248)
                                                                                    ---------------       ---------------
                                                                                        2,391,656              2,699,281
   Construction in process...................................................              69,542                 42,635
                                                                                    ---------------       ---------------
                                                                                        2,461,198              2,741,916
                                                                                    ---------------       ---------------

Investment in real estate entities...........................................             470,772                225,873

Intangible assets, net.......................................................             208,288                212,944

Mortgage notes receivable from affiliates....................................              47,937                 21,807

Other assets.................................................................              62,613                 67,650
                                                                                    ---------------       ---------------
              Total assets...................................................        $  3,433,515          $   3,311,645
                                                                                    ===============       ===============

                      LIABILITIES AND SHAREHOLDERS' EQUITY
                      ------------------------------------


Revolving line of credit.....................................................        $          -          $       7,000
Notes payable................................................................              86,255                 96,558
Accrued and other liabilities................................................              62,276                 70,648
                                                                                    ---------------       ---------------
         Total liabilities...................................................             148,531                174,206
                                                                                    ---------------       ---------------
Minority interest............................................................             154,074                288,479

Commitments and contingencies

Shareholders' equity:

   Preferred Stock, $0.01 par value,  50,000,000 shares  authorized,  13,210,638 shares  issued  and  outstanding  (13,261,984  issued  and  outstanding  at
     December 31, 1997), at liquidation preference:

         Cumulative Preferred Stock, issued in series........................             868,900                868,900
         Convertible Preferred Stock.........................................              52,027                 53,308

   Common stock, $0.10 par value,  200,000,000  shares  authorized,  114,188,964 shares issued and outstanding (105,102,145 at December 31, 1997)........
                                                                                           11,420                 10,511
   Class B Common Stock, $0.10 par value, 7,000,000 shares authorized and
     issued..................................................................                 700                    700

   Paid-in capital...........................................................           2,170,616              1,903,782

   Cumulative net income.....................................................             680,632                575,069

   Cumulative distributions paid.............................................            (653,385)              (563,310)
                                                                                    ---------------       ---------------
         Total shareholders' equity..........................................           3,130,910              2,848,960
                                                                                    ---------------       ---------------
              Total liabilities and shareholders' equity.....................        $  3,433,515          $   3,311,645
                                                                                    ===============       ===============

                            See accompanying notes.
                                       1

                              PUBLIC STORAGE, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                  (Amounts in thousands, except per share data)

                                   (Unaudited)


                                                   For the Three Months Ended                For the Six Months Ended
                                                            June 30,                                 June 30,
                                                --------------------------------          --------------------------------
                                                     1998              1997                    1998               1997
                                                ---------------  ---------------          ---------------  ---------------
REVENUES:
  Rental income:
       Self-storage facilities............       $ 119,887           $ 89,113              $ 231,565           $ 171,490
       Commercial properties..............           1,715              8,571                 19,396              16,168
       Portable self-storage..............           6,118              1,102                 11,289               1,574
  Equity earnings of real estate entities.           7,317              5,017                  9,936              10,238
  Facility management fee.................           1,652              2,891                  3,417               5,943
  Interest and other income...............           4,352              2,651                  8,004               4,672
                                                ---------------  ---------------          ---------------  ---------------
                                                   141,041            109,345                283,607             210,085
                                                ---------------  ---------------          ---------------  ---------------

EXPENSES:
  Cost of operations:
       Self-storage facilities............          35,892             26,284                 70,838              52,775
       Commercial properties..............             654              3,573                  6,502               6,757
       Portable self-storage..............          14,460              7,869                 29,513              10,690
  Cost of facility management.............             268                466                    554                 942
  Depreciation and amortization..........           25,192             20,703                 53,411              40,490
  General and administrative.............            2,226              1,655                  4,562               3,274
  Interest expense.......................              933              1,962                  2,095               3,559
                                                ---------------  ---------------          ---------------  ---------------
                                                    79,625             62,512                167,475             118,487
                                                ---------------  ---------------          ---------------  ---------------

   Income before minority interest........          61,416             46,833                116,132              91,598

   Minority interest in income............          (4,217)            (2,582)               (10,569)             (5,029)
                                                ---------------  ---------------          ---------------  ---------------

NET INCOME................................       $  57,199           $ 44,251              $ 105,563             $86,569
                                                ===============  ===============          ===============  ===============

NET INCOME ALLOCATION:
----------------------
  Allocable to preferred shareholders.....       $  20,129           $ 30,668              $  40,269             $49,818
  Allocable to common shareholders........          37,070             13,583                 65,294              36,751
                                                ---------------  ---------------          ---------------  ---------------
                                                 $  57,199           $ 44,251              $ 105,563             $86,569
                                                ===============  ===============          ===============  ===============

PER COMMON SHARE:
-----------------
  Net income per share - Basic............           $0.33              $0.14                  $0.58               $0.39
                                                ===============  ===============          ===============  ===============

  Net income per share - Diluted..........           $0.32              $0.14                  $0.58               $0.39
                                                ===============  ===============          ===============  ===============

  Weighted average common shares -
       Basic..............................         113,970             97,524                111,731              93,326
                                                ===============  ===============          ===============  ===============

  Weighted average common shares -
       Diluted............................         114,430             98,046                112,246              93,883
                                                ===============  ===============          ===============  ===============

                            See accompanying notes.
                                       2

                              PUBLIC STORAGE, INC.
            CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                     For the six months ended June 30, 1998
                    (Amounts in thousands except share data)

                                   (Unaudited)


                                                                     Preferred Stock
                                                             ----------------------------
                                                                                                                Class B
                                                               Cumulative                       Common          Common
                                                                 Senior       Convertible       Stock           Stock
                                                             -------------   -------------   -------------   -------------
Balances at December 31, 1997........................         $  868,900      $   53,308      $   10,511       $     700

Issuance of common stock:
     Public issuance (7,951,821 shares)..............                  -               -             794               -
     Conversion of 8.25% Convertible Preferred Stock
        into common stock (86,249 shares)............                  -          (1,281)              9               -
     Acquisition of investment in real estate
        entities and minority interest from
        affiliate (914,094 shares)...................                  -               -              92               -
     In connection with mergers (433,526 shares).....                  -               -              44               -
     Exercise of stock options (191,429 shares)......                  -               -              19               -

Repurchase of Common Shares (490,300 shares) .......                   -               -             (49)              -

Net income...........................................                  -               -               -               -

Cash distributions:
   Cumulative Senior Preferred Stock.................                  -               -               -               -
   8.25% Convertible Preferred Stock.................                  -               -               -               -
   Common Stock......................................                  -               -               -               -
                                                             -------------   -------------   -------------   -------------

Balances at June 30, 1998............................         $  868,900      $   52,027      $   11,420        $    700
                                                             =============   =============   =============   =============

                                                                                                               Total
                                                               Paid-in       Cumulative      Cumulative     Shareholders'
                                                               Capital       Net Income     Distributions      Equity
                                                            -------------   -------------   -------------   --------------
Balances at December 31, 1997........................         $1,903,782     $  575,069      $  (563,310)   $   2,848,960

Issuance of common stock:
     Public issuance (7,951,821 shares)..............            233,731             -                -           234,525
     Conversion of 8.25% Convertible Preferred Stock
        into common stock (86,249 shares)............              1,272             -                -                 -
     Acquisition of investment in real estate
        entities and minority interest from
        affiliate (914,094 shares)...................             28,110             -                -            28,202
     In connection with mergers (433,526 shares).....             13,773             -                -            13,817
     Exercise of stock options (191,429 shares)......              2,890             -                -             2,909

Repurchase of Common Shares (490,300 shares) .......             (12,942)            -                -           (12,991)

Net income...........................................                  -       105,563                -           105,563

Cash distributions:
   Cumulative Senior Preferred Stock.................                  -             -          (38,106)          (38,106)
   8.25% Convertible Preferred Stock.................                  -             -           (2,163)           (2,163)
   Common Stock......................................                  -             -          (49,806)          (49,806)
                                                            -------------   -------------   -------------   --------------

Balances at June 30, 1998............................         $2,170,616     $ 680,632      $  (653,385)    $   3,130,910
                                                            =============   =============   =============   ==============

                            See accompanying notes.
                                       3

                              PUBLIC STORAGE, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Amounts in thousands)

                                   (Unaudited)


                                                                                    For the Six Months Ended
                                                                                            June 30,
                                                                                ---------------------------------
                                                                                     1998              1997
                                                                                ---------------  ----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income...........................................................        $   105,563       $    86,569
   Adjustments to reconcile  net income to net cash  provided by operating activities:
     Depreciation and amortization......................................             53,411            40,490
     Depreciation included in equity in earnings of real estate entities              6,639             6,697
     Minority interest in income........................................             10,569             5,029
                                                                                ---------------  ----------------
         Total adjustments..............................................             70,619            52,216
                                                                                ---------------  ----------------
             Net cash provided by operating activities..................            176,182           138,785
                                                                                ---------------  ----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Mortgage loans  to affiliates......................................            (33,000)                -
     Principal payments received on mortgage loans to affiliates........              4,375               556
     Capital improvements to real estate facilities.....................            (10,336)          (15,040)
     Construction in process............................................            (34,306)          (16,942)
     Investment in portable self-storage business.......................            (10,655)          (11,164)
     Acquisition of minority interests in consolidated real estate
       partnerships.....................................................            (10,816)          (10,416)
     Proceeds from liquidation of real estate investments...............             10,275                 -
     Reduction in cash due to a change in accounting method with
       respect to PS Business Parks, Inc. (Note 2)......................            (11,259)                -
     Refund of deposit on real estate purchase..........................             12,500                 -
     Acquisition of investment in real estate entities..................            (46,041)          (15,749)
     Acquisition of real estate facilities..............................            (47,392)                -
     Acquisition cost of business combinations..........................            (10,014)          (68,862)
     Other..............................................................                805             4,650
                                                                                ---------------  ----------------
             Net cash used in investing activities......................           (185,864)         (132,967)
                                                                                ---------------  ----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Net paydown on revolving line of credit............................             (7,000)                -
     Principal payments on notes payable................................            (10,302)           (4,327)
     Net proceeds from the issuance of common stock.....................            237,434           127,282
     Repurchase the Company's common stock..............................            (12,991)                -
     Reimbursement for properties contributed to development
       joint venture....................................................                  -            21,285
     Distributions paid to shareholders.................................            (90,075)          (90,239)
     Distributions from operations to minority interests in real estate
       partnerships.....................................................            (17,596)           (9,522)
     Net reinvestment by minority interests in consolidated real estate
       partnerships.....................................................              3,864             1,764
     Issuance of equity interest (minority interests) in consolidated
       entity for cash..................................................             47,600                 -
                                                                                ---------------  ----------------
Net cash provided by financing activities...............................            150,934            46,243
                                                                                ---------------  ----------------

Net increase in cash and cash equivalents...............................            141,252            52,061
Cash and cash equivalents at the beginning of the period................             41,455            26,856
                                                                                ---------------  ----------------
Cash and cash equivalents at the end of the period......................        $   182,707       $    78,917
                                                                                ===============  ================

                            See accompanying notes.
                                       4

                             PUBLIC STORAGE, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Amounts in thousands)
                                   (Unaudited)
                                   (Continued)


                                                                                      For the Six Months Ended
                                                                                              June 30,
                                                                                  --------------------------------
                                                                                       1998              1997
                                                                                  ---------------  ---------------

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Acquisition of real estate facilities in exchange for the assumption of
    notes payable and increase in minority interest........................        $   (18,753)       $         -

Assumption of note payable in connection with the acquisition of real
    estate facilities......................................................             14,526                  -

Cancellation of mortgage note receivable in connection with the
    acquisition of real estate facilities..................................              2,495                  -

Assets and liabilities acquired with respect to business combinations:
    Real estate facilities.................................................            (81,295)          (413,597)
    Other assets...........................................................               (294)            (2,667)
    Accrued and other liabilities..........................................              2,366             11,342
    Minority interest......................................................             35,334             21,402

Reduction to investment in real estate entities:
    In connection with business combination................................             20,058                  -
    In connection with acquisition of real estate facilities...............                527                  -

Acquisition  of minority  interest  and real estate in exchange for common stock:
    Real estate facilities.................................................             (9,400)                 -
    Minority interest......................................................            (12,485)                 -

Issuance of common stock:
    In connection with the conversion of 8.25% convertible preferred stock.              1,281                855
    In connection with business combinations...............................             13,817                  -
    In connection with the conversion of mandatory  convertible preferred
      stock................................................................                  -             58,955
    To acquire interests in real estate entities...........................             17,133            212,000
    To acquire minority interest in consolidated real estate entities......             11,070                  -

Conversion of 8.25% convertible preferred stock............................             (1,281)              (855)

Conversion of mandatory convertible preferred stock........................                  -            (58,955)

Acquisition of investment in real estate entities for common stock.........            (17,133)                 -

Increase in minority interest in connection with the acquisition of real
    estate facilities......................................................              1,205                  -

Change in accounting method with respect to PS Business Parks, Inc. (Note 2):
    Investments in real estate entities ...................................           (219,224)                 -
    Real estate facilities, net of accumulated depreciation................            433,446                  -
    Other assets...........................................................              2,048                  -
    Accrued and other liabilities..........................................            (10,106)                 -
    Notes payable .........................................................            (14,526)                 -
    Minority interest......................................................           (202,897)                 -

                            See accompanying notes.
                                       5

                              PUBLIC STORAGE, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 1998


1. Description of the business
   ---------------------------

     Public Storage, Inc. (the "Company") is a California corporation which was organized in 1980. The Company is a fully integrated, self-administered and self-managed real estate investment trust ("REIT") that acquires, develops, owns and operates self-storage facilities which offer self-storage spaces for lease, usually on a month-to-month basis, for personal and business use. The Company invests in real estate facilities primarily through the acquisition of wholly-owned facilities combined with the acquisition of equity interests in real estate entities owning real estate facilities. At June 30, 1998, the Company had direct and indirect equity interests in 1,181 properties located in 38 states, including 1,083 self-storage facilities and 98 commercial properties. All of the self-storage facilities are operated by the Company under the "Public Storage" name, while the commercial properties are operated by PS Business Parks, Inc., an affiliated public real estate investment trust and a related partnership (the REIT and partnership collectively referred to as "PSPB").

     In 1996 and 1997, the Company organized Public Storage Pickup and Delivery, Inc. as a separate corporation and a related partnership (the corporation and partnership are collectively referred to as "PSPUD") to operate a portable self-storage business that rents storage containers to customers for storage generally in central warehouses. At June 30, 1998, PSPUD operated 57 facilities in 16 states.

2. Summary of significant accounting policies
   ------------------------------------------

     Basis of presentation
     ---------------------

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The preparation of the consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from estimates. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 1998 are not necessarily indicative of the results that may be expected for the year ended December 31, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1997.

     The consolidated financial statements include the accounts of the Company, PSPUD, and 21 controlled limited partnerships (the "Consolidated Entities"). Collectively, the Company and the Consolidated Entities own a total of 919 real estate facilities, consisting of 918 self-storage facilities and one commercial property.

     At June 30, 1998, the Company also has equity investments in 27 other affiliated limited partnerships whose principal business is the ownership of 165 self-storage facilities in aggregate which are managed by the Company. In addition, the Company has an ownership interest in PSBP, which owns and operates 97 commercial properties. The Company's ownership interest in such real estate entities is less than 50% of the total equity interest and the Company's investments in these entities are accounted for using the equity method.

     From the time of PSBP's formation through March 31, 1998, the Company included the accounts of PSBP in its consolidated financial statements. During the second quarter of 1998, the Company's ownership interest in PSBP was reduced below 50%, and accordingly, the Company ceased to have a controlling interest in PSBP. As a result, the Company, effective April 1, 1998, no longer includes the accounts of PSBP in its consolidated financial statements and has accounted for its investment during the three months ended June 30, 1998 using the equity method. The income statement for the six months ended June 30, 1998 includes the consolidated operating results of PSBP for the three months ended March 31, 1998 and the Company's equity in the income of PSBP for the three months ended June 30, 1998.

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

     Intangible assets
     -----------------

     Intangible assets consist of property management contracts ($165,000,000) and the cost over the fair value of net tangible and identifiable intangible assets ($67,726,000) acquired in a 1995 merger with an affiliate. Intangible assets are amortized by the straight-line method over 25 years. At June 30, 1998, intangible assets are net of accumulated amortization of $24,438,000 ($19,782,000 at December 31, 1997). Included in depreciation and amortization expense for the three and six months ended June 30, 1998 and 1997 is $2,328,000 and $4,656,000, respectively, related to the amortization of intangible assets.

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

     Net income per common share
     ---------------------------

     In 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings per Share. Statement 128 replaced the calculation of primary and fully diluted net income per share with basic and diluted net income per share. Unlike primary net income per share, basic net income per share excludes any dilutive effects of options, warrants and convertible securities. Diluted net income per share is very similar to the previously reported fully diluted net income per share. All net income per share amounts for all periods have been presented and where appropriate, restated to conform to Statement 128 requirements.

     Diluted net income per common share is computed using the weighted average common shares outstanding (adjusted for stock options). The Class B Common Stock is not included in the determination of net income per common share because all contingencies required for the conversion to common stock have not been satisfied as of June 30, 1998. In addition, the inclusion of the Company's convertible preferred stock in the determination of net income per common share has been determined to be anti-dilutive.

     In computing earnings per common share, preferred stock dividends totaling $20,129,000 and $30,668,000 for the three months ended June 30, 1998 and 1997, respectively, and $40,269,000 and $49,818,000 for the six months ended June 30, 1998 and 1997, respectively, reduced income available to common stockholders.

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

     On May 8, 1998, the Company completed a merger transaction with an affiliated public REIT whereby the Company acquired all the outstanding stock of the REIT which it did not previously own in exchange for cash and common stock of the Company. The aggregate acquisition cost of this merger was approximately $22.3 million, consisting of $4.8 million in cash, $13.8 million in the Company's common stock, and the Company's pre-existing investment in the affiliated REIT totaling $3.7 million.

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

     The above mergers and acquisitions of affiliated partnership interests have been accounted for as purchases; accordingly, allocations of the total acquisition cost to the net assets acquired were made based on the fair value of such assets and liabilities as of the dates of each respective transaction. The fair market values of the assets and liabilities assumed with respect to the transactions are summarized as follows:


                                                 REIT           Partnership
                                                mergers         acquisitions         Total
                                              --------------   --------------    --------------
                                                          (Amounts in thousands)

Real estate facilities..................       $    73,971        $   7,324       $    81,295
Other assets............................               271               23               294
Accrued liabilities.....................            (2,280)             (86)           (2,366)
Minority interest.......................           (34,830)            (504)          (35,334)
                                              --------------   --------------    --------------
                                               $    37,132        $   6,757       $    43,889
                                              ==============   ==============    ==============


     The historical operating results of the above business combinations prior to each respective acquisition date have not been included in the Company's historical operating results. Pro forma selected financial data for the six months ended June 30, 1998 and 1997 as though the above business combinations had been effective at the beginning of each period are as follows:


                                                               Six Months Ended       Six Months Ended
(In  thousands,  except per share  data)                        June 30, 1998           June 30, 1997
-----------------------------------------------------------    ----------------       ----------------
Revenues ..............................................          $   286,747             $   215,465
Net income.............................................          $   105,872             $    86,870
Net income per common share (Basic)....................          $      0.59             $      0.40
Net income per common share (Diluted)..................          $      0.58             $      0.40


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

4. Real estate facilities
   ----------------------

     Activity in real estate facilities during 1998 is as follows:

                                                                  In thousands
Operating facilities, at cost:
   Balance at December 31, 1997.............................     $  3,077,529
   Property acquisitions
     Business combinations (Note 3) ........................           81,295
     Other  acquisitions....................................           66,145
  Newly opened development facilities.......................            7,399
   Acquisition of minority interest.........................            9,400
  Capital improvements......................................           10,336
  Property dispositions  (PSBP).............................         (498,690)
                                                                ----------------
   Balance at June 30, 1998.................................        2,753,414
                                                                ----------------

Accumulated depreciation:
  Balance at December 31, 1997..............................         (378,248)
  Additions during the year.................................          (48,755)
  Property dispositions  (PSBP).............................           65,245
                                                                ----------------
   Balance at June 30, 1998.................................         (361,758)
                                                                ----------------

Construction in progress:
  Balance at December 31, 1997..............................           42,635
  Current development cost..................................           34,306
  Newly opened development facilities.......................           (7,399)
                                                                ----------------
   Balance at June 30, 1998.................................           69,542
                                                                ----------------

Total real estate facilities, net at June 30, 1998               $  2,461,198
                                                                ================

     Construction in progress at June 30, 1998 consists of 11 self-storage facilities and 12 industrial facilities which could be utilized as portable self-storage facilities. Operating facilities include 2 facilities opened in June 1998 which are for use by the Company's PSPUD operations. The Company's policy is to capitalize interest incurred on debt during the course of construction of its self-storage facilities and industrial facilities. Interest capitalized during the three and six months ended June 30, 1998 was $1,023,000 and $2,280,000, respectively, compared to $354,000 and $1,089,000 for the same periods in 1997.

     As discussed in Note 2, effective April 1, 1998, the Company ceased to have a controlling interest in PSBP and, as a result, no longer includes the accounts of PSBP in its consolidated financial statements. In the above table, operating facilities and accumulated depreciation have been reduced to reflect the change in accounting method.

5. Investment in real estate entities:
   -----------------------------------

     The Company's investment in real estate entities at June 30, 1998 consists of (i) limited and general partnership interests in approximately 27 affiliated partnerships which principally own self-storage facilities, (ii) the Company's ownership interest in a joint venture partnership established to develop and operate self-storage facilities and (iii) the Company's ownership interest in PSBP. Such interests are accounted for using the equity method of accounting.

     In April 1997, the Company formed a joint venture partnership with a state pension fund to participate in the development of approximately $220 million of self-storage facilities. The Company expects that substantially all of its self-storage facility development activities will be conducted in the joint venture partnership until the $220 million is fully committed. At June 30, 1998, the Company had 11 self-storage facilities under construction, upon approval of the facilities by the joint venture partnership, these facilities will be transferred to the partnership.

     During the six months ended June 30, 1998, the Company recognized earnings from its investments totaling $9,936,000. Included in equity in earnings of real estate entities for the six months ended June 30, 1998 is the Company's share of depreciation expense totaling $6,639,000. Summarized combined financial data (based on historical cost) with respect to those unconsolidated real estate entities in which the Company had an ownership interest at June 30, 1998 are as follows:


                                                             For the six months ended June 30, 1998
                                         ------------------------------------------------------------------------------
                                               Other             Development
                                         Equity Investments     Joint Venture           PSBP               Total
                                         ------------------  ------------------  ------------------  ------------------
                                                                   (Amounts in thousands)

 Rental income........................       $  41,712          $   1,886          $  35,824           $   79,422
 Other income                                      992                237                875                2,104
                                         ------------------  ------------------  ------------------  ------------------
     Total revenues...................          42,704              2,123             36,699               81,526
                                         ------------------  ------------------  ------------------  ------------------
 Cost of operations...................          11,736              1,285             10,982               24,003
 Depreciation.........................           5,318                638              6,556               12,512
 Other expenses.......................           7,056                 46              2,102                9,204
                                         ------------------  ------------------  ------------------  ------------------
     Total expenses...................          24,110              1,969             19,640               45,719
                                         ------------------  ------------------  ------------------  ------------------
 Net income before minority interest..          18,594                154             17,059               35,807
 Minority interest ...................               -                  -             (5,683)              (5,683)
                                         ------------------  ------------------  ------------------  ------------------
     Net income.......................       $  18,594            $   154          $  11,376           $   30,124
                                         ==================  ==================  ==================  ==================

 At June 30, 1998:
 -----------------

 Real estate, net ....................       $ 255,444          $  114,246        $  635,498        $1,005,188
 Total assets.........................       $ 307,746          $  125,148        $  675,766        $1,108,660
 Total liabilities....................       $  85,180          $    8,147        $   41,146        $  134,473
 Minority interest....................       $       -          $        -        $  151,225        $  151,225
 Total equity.........................       $ 222,566          $  117,001        $  483,395        $  822,962

 The Company's investment (book
     value) at June 30, 1998..........       $ 209,741          $   40,284        $  220,747        $  470,772

 The Company's effective ownership
     interest at June 30, 1998.......              36%                 30%               39%               33%


6. Revolving line of credit
   ------------------------

     As of June 30, 1998, the Company had no borrowings on its unsecured credit agreement with a group of commercial banks. The credit agreement (the "Credit Facility") has a borrowing limit of $150.0 million and an expiration date of July 31, 2001. The expiration date may be extended by one year on each anniversary of the credit agreement. Interest on outstanding borrowings is payable monthly. At the option of the Company, the rate of interest charged is equal to (i) the prime rate or (ii) a rate ranging from the London Interbank Offered Rate ("LIBOR") plus 0.40% to LIBOR plus 1.10% depending on the Company's credit ratings and coverage ratios, as defined. In addition, the Company is required to pay a quarterly commitment fee of 0.250% (per annum). The Credit Facility allows the Company, at its option, to request the group of banks to propose the interest rate they would charge on specific borrowings not to exceed $50 million. However, in no case may the interest rate proposal be greater than the amount provided by the Credit Facility.

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

     During the six months ended June 30, 1998, the Company reduced minority interest by approximately $12.5 million (the historical book value of such interests in the underlying net assets of the partnerships) through the acquisition of such interests for cash and through the issuance of common stock. The excess of the cost over the underlying book value ($9.4 million) has been allocated to real estate facilities in consolidation.

     Minority interest was increased by $35.3 million in connection with business combinations, representing the remaining partners' equity interests in the aggregate net assets of the partnerships. Minority interest was increased $47.6 million in connection with the issuance of common stock of PSBP in the first quarter of 1998 and $1.2 million in connection with the acquisition of real estate facilities by PSBP in the first quarter of 1998. Minority interest was reduced by approximately $202.9 million as a result of the change in accounting method with respect to PSBP.

8. Shareholders' equity
   --------------------

     Preferred stock
     ---------------

     At June 30, 1998 and December 31, 1997, the Company had the following series of Preferred Stock outstanding:


                                                           At June 30, 1998              At December 31, 1997
                                                     -----------------------------  ------------------------------
                                        Dividend        Shares         Carrying         Shares         Carrying
               Series                     Rate       Outstanding        Amount       Outstanding        Amount
------------------------------------  -------------  -------------  -------------   -------------    -------------
Series A ..........................       10.000%      1,825,000     $ 45,625,000      1,825,000     $ 45,625,000
Series B ..........................        9.200%      2,386,000       59,650,000      2,386,000       59,650,000
Series C...........................    Adjustable      1,200,000       30,000,000      1,200,000       30,000,000
Series D...........................        9.500%      1,200,000       30,000,000      1,200,000       30,000,000
Series E...........................       10.000%      2,195,000       54,875,000      2,195,000       54,875,000
Series F...........................        9.750%      2,300,000       57,500,000      2,300,000       57,500,000
Series G ..........................        8.875%          6,900      172,500,000          6,900      172,500,000
Series H ..........................        8.450%          6,750      168,750,000          6,750      168,750,000
Series I ..........................        8.625%          4,000      100,000,000          4,000      100,000,000
Series J ..........................        8.000%          6,000      150,000,000          6,000      150,000,000
                                                     -------------  -------------   -------------    -------------
  Total  Senior Preferred Stock....                   11,129,650      868,900,000     11,129,650      868,900,000

Convertible........................        8.250%      2,080,988       52,027,000      2,132,334       53,308,000
                                                     -------------  -------------   -------------    -------------
                                                      13,210,638     $920,927,000     13,261,984     $922,208,000
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

     Holders of the Company's preferred stock, except under certain conditions and as noted above, will not be entitled to vote on most matters. In the event of a cumulative arrearage equal to six quarterly dividends or failure to maintain a Debt Ratio (as defined) of 50% or less, holders of all outstanding series of preferred stock (voting as a single class without regard to series) will have the right to elect two additional members to serve on the Company's Board of Directors until events of default have been cured. At June 30, 1998, there were no dividends in arrears and the Debt Ratio was 2.5%.

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

     On June 1, 1998, the Company exercised its option to redeem the Convertible Preferred Stock for common stock at the conversion rate of 1.6835 shares of common stock for each share of Convertible Preferred Stock. Pursuant to the redemption, which was effective as of July 1, 1998, the Company issued 3,350,303 shares of common stock.

     Equity Stock
     ------------

     In June 1997, the Company contributed $22,500,000 (225,000 shares) of its Equity Stock, Series A ("Equity Stock") to a partnership in which the Company is the general partner. As a result of this contribution, the Company obtained a majority interest in the Partnership and began to consolidate the accounts of the Partnership. The Equity Stock ranks on a parity with Common Stock and junior to the Company's Cumulative Senior Preferred Stock with respect to general preference rights and has a liquidation amount of ten times the amount paid to each Common Share up to a maximum of $100 per share. Quarterly distributions per share on the Equity Stock are equal to the lesser of (i) 10 times the amount paid per share of Common Stock or (ii) $2.20.

     Common Stock
     ------------

     During the first six months of 1998, the Company issued 7,951,821 shares of common stock in public and private offerings, raising net proceeds of approximately $234.5 million. In addition, the Company issued 433,526 shares of common stock ($13.8 million) in connection with the merger with an affiliated REIT, 86,249 shares ($1.3 million) in connection with Convertible Preferred Stock conversions, 914,094 shares ($28.2 million) in connection with the acquisition of partnership interests, and 191,429 shares ($2.9 million) in connection with the exercise of stock options.

     On June 12, 1998, the Company announced that the Board of Directors authorized the repurchase from time to time of up to 10,000,000 shares of the Company's common stock on the open market or in privately negotiated transactions. Through June 30, 1998 the Company has repurchased a total of 490,300 shares of common stock at an aggregate cost of approximately $13.0 million. From July 1, 1998 through August 10, 1998, the Company repurchased an additional 1,931,900 shares of common stock at an aggregate cost of approximately $49.7 million.

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

     For these purposes, FFO per share of Common Stock (as defined) was $1.90 for the four consecutive calendar quarters ended June 30, 1998.

     Dividends
     ---------

     The following summarizes dividends paid during the first six months of 1998:

                                           Distributions
                                           Per Share or           Total
                                         Depository Share     Distributions
                                        ------------------  ------------------
Series A..............................      $    1.250        $   2,280,000
Series B..............................      $    1.150            2,744,000
Series C..............................      $    0.844            1,012,000
Series D..............................      $    1.188            1,426,000
Series E..............................      $    1.250            2,744,000
Series F..............................      $    1.218            2,802,000
Series G..............................      $    1.109            7,656,000
Series H..............................      $    1.056            7,130,000
Series I..............................      $    1.078            4,312,000
Series J..............................      $    1.000            6,000,000
Convertible...........................      $    1.032            2,163,000
                                                            ------------------
                                                                 40,269,000
Common................................      $    0.440           49,806,000
                                                            ------------------
     Total dividends paid                                       $90,075,000
                                                            ==================

     The dividend rate on the Series C Preferred Stock for the second quarter of 1998 was equal to 6.75% per annum. The dividend rate per annum will be adjusted quarterly and will be equal to the highest of one of three U.S. Treasury indices (Treasury Bill Rate, Ten Year Constant Maturity Rate, or Thirty Year Constant Maturity Rate) multiplied by 110%. However, the dividend rate for any dividend period will neither be less than 6.75% per annum nor greater than 10.75%. The dividend rate for the quarter ending September 30, 1998 will be equal to 6.75% per annum.

9. Subsequent Events
   -----------------

     On August 4, 1998, the Company made an offer to acquire Storage Trust Realty for $25 per common share, or an aggregate of $407 million for the common shares of Storage Trust Realty that the Company does not now own, plus the assumption of approximately $163 million of Storage Trust debt.

MANAGEMENT'S  DISCUSSION  AND  ANALYSIS OF  FINANCIAL  CONDITION  AND RESULTS OF
--------------------------------------------------------------------------------
OPERATIONS
----------

     RESULTS OF OPERATIONS
     ---------------------

     Net income for the three months ended June 30, 1998 was $57,199,000 compared to $44,251,000 for the same period in 1997, representing an increase of $12,948,000 or 29.3%. Net income for the six months ended June 30, 1998 was $105,563,000 compared to $86,569,000 for the same period in 1997, representing an increase of $18,994,000 or 21.9%. The increases in net income for the three and six months ended June 30, 1998 compared to the same periods in 1997 was primarily the result of improved property operations and the acquisition of additional real estate facilities and partnership interests during 1997 and 1998, offset partially by increased start-up operating losses in the portable self-storage business.

     Net income allocable to common shareholders was $37,070,000 or $0.32 per common share on a diluted basis (based on 114,430,000 weighted average diluted shares) for the three months ended June 30, 1998 compared to $13,583,000 or $0.14 per common share on a diluted basis (based on 98,046,000 weighted average diluted shares) for the same period in 1997. In computing net income per common share, dividends to the Company's preferred shareholders ($20,129,000 and $30,668,000 for the three months ended June 30, 1998 and 1997) have been deducted from net income in determining net income allocable to the Company's common shareholders.

     Net income allocable to common shareholders was $65,294,000 or $0.58 per common share on a diluted basis (based upon 112,246,000 weighted average diluted shares) for the six months ended June 30, 1998 compared to $36,751,000 or $0.39 per common share on a diluted basis (based upon 93,883,000 weighted average diluted shares) for the same period in 1997. In computing net income per common share, dividends to the Company's preferred shareholders ($40,269,000 and $49,818,000 for the six months ended June 30, 1998 and 1997, respectively) have been deducted from net income in determining net income allocable to the Company's common shareholders.

     Net income allocable to common shareholders has been negatively impacted by operating losses generated from the portable self-storage business of $8,342,000 or approximately $0.07 per common share on a diluted basis for the three months ended June 30, 1998, compared to $6,767,000 or approximately $0.07 per common share on a diluted basis for the same period in 1997. Losses on the portable self-storage business for the six months ended June 30, 1998 were $18,224,000 or approximately $0.16 per common share, compared to $9,116,000 or approximately $0.10 per common share for the same period in 1997.

     Net income allocable to common shareholders was reduced by $13,412,000 in the three and six months ended June 30, 1997 as a result of a special dividend on the Series CC Convertible Preferred Stock paid at the end of the first quarter of 1997. As a result of the special dividend, the Company would not have to pay another dividend with respect to this stock until the quarter ended March 31, 1999. During the second quarter of 1997, the Series CC Convertible Preferred Stock converted into common stock of the Company. Accordingly, all of the $13,412,000 of dividends were treated in the second quarter of 1997 as an allocation of net income to the preferred shareholders in determining the allocation of net income to the common shareholders.


     REAL ESTATE OPERATIONS
     ----------------------

     Rental income and cost of operations have increased for the six months ended June 30, 1998 compared to the same period in 1997 due to the Company's merger and acquisition activities throughout 1997 and 1998. As a result of these activities, the number of facilities included in the Company's consolidated financial statements has increased from 872 at June 30, 1997 to 919 at June 30, 1998.

     SELF-STORAGE OPERATIONS: The Company's self-storage operations account for over 90% of the total property operations and represent the largest comparison variances from period to period. The following table outlines the historical operating results of self-storage operations.

     SUMMARY OF SELF-STORAGE OPERATIONS - HISTORICAL
     -----------------------------------------------

                                             Three months ended June 30,                    Six months ended June 30,
                                             ----------------------------                  --------------------------
                                                 1998            1997         Change            1998          1997       Change
                                             -----------      -----------    ------------  ------------- ------------  ----------
                                               (Amounts in thousands, except per square foot data)

       Rental income
           Pre - 1997 Acquisitions.........    $  91,754        $  84,793         8.2%        $  179,132   $  167,018        7.3%
           1997 and 1998 acquisitions             28,133            4,320                         52,433        4,472
                                               -----------      -----------    ------------  ------------- ------------  ----------
                                                 119,887           89,113        34.5%           231,565      171,490       35.0%
                                               -----------      -----------    ------------  ------------- ------------  ----------

       Cost of Operations
           Pre - 1997 Acquisitions.........       27,381           25,184         8.7%            54,606       51,569        5.9%
           1997 and 1998 acquisitions              8,511            1,100                         16,232        1,206
                                               -----------      -----------    ------------  ------------- ------------  ----------
                                                  35,892           26,284        36.6%            70,838       52,775       34.2%
                                               -----------      -----------    ------------  ------------- ------------  ----------

       Net operating income
           Pre - 1997 Acquisitions.........       64,373           59,609         8.0%           124,526      115,449        7.9%
           1997 and 1998 acquisitions             19,622            3,220                         36,201        3,266
                                               -----------      -----------    ------------  ------------- ------------  ---------
                                               $  83,995        $  62,829        33.7%        $  160,727   $  118,715       35.4%
                                               ===========      ===========    ============  ============= ============  ==========
       Net rentable square feet (at
           the end of the period, in              55,028           49,506        11.2%            55,028       49,506       11.2%
           000's)...........................

       Number of facilities (at the
           end of the period)...............         918              822        11.7%               918          822       11.7%

       PRE - 1997 ACQUISITIONS:

       Weighted average annualized realized
          rent per occupied square foot......      $9.36            $8.76         6.8%             $9.24        $8.76        5.5%
       Weighted average annualized
           scheduled rent per square foot....      $9.72            $9.36         3.8%             $9.60        $9.36        2.6%
       Weighted average occupancy
           for the period....................      92.5%            91.4%         1.1%             91.8%        90.2%        1.6%



     Rental income for the three months ended June 30, 1998 are net of promotional discounts totaling $4.0 million compared to $3.8 million for the same period in 1997. Rental income for the six months ended June 30, 1998 are net of promotional discounts totaling $7.7 million compared to $6.3 million for the same period in 1997. In addition, included in cost of operations for the three months ended June 30, 1998 are costs associated with the telephone reservation center and advertising totaling $1,825,000, compared to $363,000 for the same period in 1997. Included in cost of operations for the six months ended June 30, 1998 are costs associated with the telephone reservation center and advertising totaling $3,074,000, compared to $1,053,000 for the same period in 1997.

     In 1997 and through June 30, 1998, the Company acquired a total of 197 storage facilities, of which 190 were existing mature facilities obtained from affiliated entities and managed by the Company, 2 were newly developed facilities and 5 were third party acquisitions of existing mature facilities. Accordingly, the Company has knowledge of the historical operations of the existing mature facilities obtained from affiliates prior to when the Company acquired the facilities. The following table summarizes the pro forma operating results of all of the Company's self-storage facilities, excluding the development facilities summarized in the table which follows, assuming that the Company owned all of the facilities as of January 1, 1997:

     PRO FORMA SUMMARY OF SELF-STORAGE OPERATIONS:
     ---------------------------------------------

                                   Three months ended June 30,                   Six months ended June 30,
                                  -----------------------------                  --------------------------
                                     1998          1997           Change             1998         1997         Change
                                  -----------   -----------    ------------      ------------- ------------  ----------
                                          Pro forma                                       Pro forma
                                                                  (Amounts in thousands)
Rental income.................    $ 119,464      $ 110,168         8.4%           $ 233,118      $ 217,033        7.4%

Cost of operations............       35,749         33,257         7.5%              71,258         67,724        5.2%
                                  -----------   -----------    ------------      ------------- ------------  ----------
Net operating income..........    $  83,715      $  76,911         8.8%           $ 161,860      $ 149,309        8.4%
                                  ===========   ===========    ============      ============= ============  ==========

     The above table excludes the property operations of the Company's newly developed properties (2 opened in 1997 and 4 opened in 1996) which are in various stages of "fill-up." The aggregate development cost of the facilities totaled $23 million. The historical property operations with respect to these facilities are as follows:

                                   Three months ended June 30,                   Six months ended June 30,
                                  -----------------------------                  --------------------------
                                     1998          1997           Change             1998         1997         Change
                                  -----------   -----------    ------------      ------------- ------------  ----------
                                                                  (Amounts in thousands)
Rental income.................        $ 822          $ 425        93.4%             $ 1,533        $ 681       125.1%

Cost of operations............          267            235        13.6%                 547          445        22.9%
                                  -----------   -----------    ------------      ------------- ------------  ----------
Net operating income..........       $  555         $  190       192.1%               $ 986        $ 236       317.8%
                                  ===========   ===========    ============      ============= ============  ==========

     Substantially all of the Company's self-storage development activities are conducted through the Development Joint Venture, a partnership created in April 1997 between the Company and a state pension plan to fund the development of approximately $220 million of self-storage facilities. The Development Joint Venture is funded solely with equity capital consisting of 30% from the Company and 70% from the state pension fund. Due to the Company's ownership in the Development Joint Venture being less than 50%, the operations of the Development Joint Venture are not consolidated with the Company's. The Company accounts for its investment using the equity method, accordingly, its pro rata share of the operations of the Development Joint Venture are reflected in "Equity earnings from real estate entities."

     As of June 30, 1998, the Development Joint Venture had 15 self-storage facilities operating and 12 facilities under development. The six facilities (364,000 net rentable square feet) which have been developed and opened by the Development Joint Venture or the Company between January 1, 1996 and April 1, 1997 have average occupancies of 91% at June 30, 1998. The 12 facilities (699,000 net rentable square feet) which opened between April 1,1997 and June 1, 1998 have been open an average of 8 months, and have average occupancies of 59%. These statistics exclude three development properties opened at the end of June, 1998.

     COMMERCIAL PROPERTY OPERATIONS: The Company's commercial property operations principally consist of the operations of PSBP, an affiliated real estate investment trust. The following table sets forth the historical commercial property amounts included in the Company's financial statements:

     COMMERCIAL PROPERTY OPERATIONS - HISTORICAL
     -------------------------------------------

                                   Three months ended June 30,                   Six months ended June 30,
                                  -----------------------------                  --------------------------
                                     1998          1997           Change             1998         1997         Change
                                  -----------   -----------    ------------      ------------- ------------  ----------
                                                                  (Amounts in thousands)

Rental income.................     $  1,715       $  8,571       (80.0)%          $  19,396      $  16,168       20.0%
Cost of operations............          654          3,573       (81.7)%              6,502          6,757       (3.8)%
                                  -----------   -----------    ------------      ------------- ------------  ----------
Net operating income..........     $  1,061       $  4,998       (78.8)%          $  12,894      $   9,411       37.0%
                                  ===========   ===========    ============      ============= ============  ==========

     During the second quarter of 1998, the Company's ownership interest in PSBP was reduced below 50%, and accordingly, the Company ceased to have a controlling interest in PSBP. As a result, effective April 1, 1998, the Company no longer includes the accounts of PSBP in its consolidated financial statements and has accounted for its investment during the three months ended June 30, 1998 using the equity method (see "Equity in earnings of real estate entities"). The income statement for the six months ended June 30, 1998 includes the consolidated operating results of PSBP for the three months ended March 31, 1998. The significant decrease in rental income and cost of operations for the three months ended June 30, 1998 reflects the Company's change in accounting method for its investment in PSBP.

     The following table summarizes the pro forma commercial operations of the Company assuming that the operations of PSBP were not consolidated with the Company's accounts (i.e., as if the Company had consistently used the equity method of accounting for its investment in PSBP):

     PRO FORMA SUMMARY OF COMMERCIAL OPERATIONS:
     -------------------------------------------

                                   Three months ended June 30,                   Six months ended June 30,
                                  -----------------------------                  --------------------------
                                     1998          1997           Change             1998         1997         Change
                                  -----------   -----------    ------------      ------------- ------------  ----------
                                                                  (Amounts in thousands)

Rental income.................       $1,715         $1,656         3.6%              $3,381         $3,172        6.6%

Cost of operations............          654            634         3.2%               1,334          1,317        1.3%
                                  -----------   -----------    ------------      ------------- ------------  ----------
Net operating income..........       $1,061         $1,022         3.8%              $2,047         $1,855       10.4%
                                  ===========   ===========    ============      ============= ============  ==========

     EQUITY IN EARNINGS OF REAL ESTATE ENTITIES: In addition to its ownership of 12,105,428 common shares and operating partnership units in PSBP, the Company had general and limited partnership interests in 27 limited partnerships at June 30, 1998 (PSBP and the limited partnerships are collectively referred to as the "Unconsolidated Entities"). Due to the Company's limited ownership interest and control of these entities, the Company does not consolidate the accounts of these entities for financial reporting purposes, and accounts for such investments using the equity method.

     Equity in earnings of real estate entities for the three and six months ended June 30, 1998 consists of the Company's pro rata share of the Unconsolidated Entities based upon the Company's ownership interest for the period. The following table sets forth the significant components of the Company's equity in earnings of real estate entities.

     HISTORICAL SUMMARY:
     -------------------

                                   Three months ended June 30,                   Six months ended June 30,
                                  -----------------------------                  --------------------------
                                     1998          1997           Change             1998         1997         Change
                                  -----------   -----------    ------------      ------------- ------------  ----------
                                                                  (Amounts in thousands)

 Property operations:
     PSBP.....................     $7,444        $     -          $7,444           $7,444        $     -       $7,444
     Development Joint Venture        119            (18)            137              180            (18)         198
     Other partnerships.......      5,829          8,701          (2,872)          10,668         17,965       (7,297)
                                  -----------   -----------    ------------      ------------- ------------  ----------
                                   13,392          8,683           4,709           18,292         17,947          345
                                  -----------   -----------    ------------      ------------- ------------  ----------

 Depreciation:
     PSBP.....................     (2,395)             -          (2,395)          (2,395)             -       (2,395)
     Development Joint Venture       (111)           (12)            (99)            (191)           (12)        (179)
     Other partnerships.......     (2,267)        (3,056)            789           (4,053)        (6,685)       2,632
                                  -----------   -----------    ------------      ------------- ------------  ----------
                                   (4,773)        (3,068)         (1,705)          (6,639)        (6,697)          58
                                  -----------   -----------    ------------      ------------- ------------  ----------

 Other: (1)
     PSBP.....................       (501)             -            (501)            (501)             -         (501)
     Development Joint Venture         27             18               9               58             18           40
     Other partnerships.......       (828)          (616)           (212)          (1,274)        (1,030)        (244)
                                  -----------   -----------    ------------      ------------- ------------  ----------
                                   (1,302)          (598)           (704)          (1,717)        (1,012)        (705)
                                  -----------   -----------    ------------      ------------- ------------  ----------

 Total equity in earnings of
   real estate entities.......     $7,317         $5,017          $2,300           $9,936        $10,238        ($302)
                                  ===========   ===========    ============      ============= ============  ==========

(1) "Other" reflects the Company's share of general and administrative expense, interest expense, interest income, and other non-property, non-depreciation related operating results of these entities.

     Equity in earnings of real estate entities increased $2,300,000 in the three months ended June 30, 1998 from the same period in 1997. This increase includes the impact of the Company's change in accounting method for its investment in PSBP, where the Company's share of earnings of PSBP after March 31, 1998 is reflected in equity in earnings of real estate entities. This increase was partially offset by the impact of affiliated REIT mergers and the acquisition of partnership interests which occurred in 1997 and 1998 resulting in the consolidation of additional ownership entities.

     Equity in earnings of real estate entities decreased $302,000 in the six months ended June 30, 1998 from the same period in 1997. This decrease reflects the aforementioned REIT mergers and acquisitions of partnership interests in 1997 and 1998, offset by the impact of the change in accounting method with respect to PSBP.

     PORTABLE SELF-STORAGE BUSINESS: Public Storage Pick-up & Delivery, ("PSPUD") incurred approximately $8.3 million of operating losses during the second quarter of 1998 compared to operating losses of approximately $6.8 million during the second quarter of 1997. As previously announced, the Company believes that the quarterly losses from the PSPUD operations peaked during the third quarter of 1997. Operating losses of PSPUD were approximately $12.1 million for the third quarter of 1997, $10.5 million for the fourth quarter of 1997, and $9.9 million for the first quarter of 1998. The Company believes this trend of decreasing operating losses will continue as PSPUD's revenues continue to increase.

     The number of occupied containers at PSPUD's facilities increased from 41,645 at April 30, 1998 to 56,597 at July 31, 1998. The occupancy levels of facilities open for more than thirteen months (the same group of facilities reported in the last quarter) ranged from 20% to 82% (averaging 47%) at April 30, 1998 compared with 22% to 94% (averaging 57%) at July 31, 1998.

     The rate of fill-up varies from facility to facility. As with mini-warehouses, the Company believes that the portable self-storage business experiences some seasonal fluctuations in occupancy levels with occupancies generally higher in the summer months than the winter months. There can be no assurances as to the level of PSPUD's expansion, level of gross rentals, level of move-outs or profitability.

     FACILITY MANAGEMENT OPERATIONS: The property management contracts generally provide for compensation equal to 6% of gross revenues of the self-storage facilities managed. Under the supervision of the property owners, the Company coordinates rental policies, rent collections, marketing activities, the purchase of equipment and supplies, maintenance activity, and the selection and engagement of vendors, suppliers and independent contractors. In addition, the Company assists and advises the property owners in establishing policies for the hire, discharge and supervision of employees for the operation of these facilities, including resident managers, assistant managers, relief managers and billing and maintenance personnel.

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

     During the three months ended June 30, 1998, the Company's property management operations generated net operating income of $1,384,000 on revenues of $1,652,000 and expenses of $268,000 as compared to net operating income of $2,425,000 on revenues of $2,891,000 and expenses of $466,000 during the same period in 1997. During the six months ended June 30, 1998, the Company's property management operations generated net operating income of $2,863,000 on revenues of $3,417,000 and expenses of $554,000 as compared to net operating income of $5,001,000 on revenues of $5,943,000 and expenses of $942,000 during the same period in 1997. The decreases in property management operations are due to the Company's acquisition of facilities which it previously managed for third parties and affiliated entities for a fee, as well as the Company's change in accounting method with respect to its investment in PSBP.

     INTEREST AND OTHER INCOME: The Company has developed additional businesses through affiliates, via a retail expansion program and a truck rental program. The net results of these two businesses are presented along with interest and other income, as "interest and other income." The components of interest and other income are detailed as follows:

                                               Three months ended June 30,                      Six months ended June 30,
                                        ------------------------------------------      -----------------------------------------
                                           1998          1997        Dollar Change          1998         1997       Dollar Change
                                        -----------   -----------    -------------      ------------- ------------  -------------
                                                                        (Amounts in thousands)
 Sales of Packaging Material and Truck Rental Income:
 ----------------------------------------------------

 Revenues...........................      $  2,189    $  1,303        $   886              $  3,671    $  2,153     $  1,518
 Cost of operations.................        (1,842)     (1,183)          (659)               (3,133)     (1,702)      (1,431)
                                        -----------   -----------    -------------      ------------- ------------  -------------
      Net operating income..........           347         120            227                   538         451           87
 Interest and other income..........         4,005       2,531          1,474                 7,466       4,221        3,245
                                        -----------   -----------    -------------      ------------- ------------  -------------
   Total interest and other income..      $  4,352    $  2,651       $  1,701              $  8,004    $  4,672     $  3,332
                                        ===========   ===========    =============      ============= ============  =============

     Interest and other income principally consists of interest earned on cash balances and interest related to mortgage notes receivable. The increase in interest income for the three and six months ended June 30, 1998 compared to the same periods in 1997 is primarily due to increased interest income on excess cash balances.

     DEPRECIATION AND AMORTIZATION: Depreciation and amortization expense has increased $4,489,000, to $25,192,000 for the three months ended June 30, 1998 as compared to $20,703,000 for the same period in 1997. Depreciation and amortization expense has increased $12,921,000, to $53,411,000 for the six months ended June 30, 1998 as compared to $40,490,000 for the same period in 1997. These increases are principally due to the acquisition of additional real estate facilities during 1997 and 1998, offset partially by the Company's change in accounting method with respect to its investment in PSBP.

     MINORITY INTEREST IN INCOME: Minority interest in income represents the income allocable to equity interests in the consolidated entities which are not owned by the Company. Minority interest in income for the three months ended June 30, 1998 was $4,217,000 compared to $2,582,000 for the same period in 1997. Minority interest in income for the six months ended June 30, 1998 was $10,569,000 compared to $5,029,000 for the same period in 1997.

     The increases in minority interest in income are the result of the Company's acquisition of sufficient ownership interest (but not 100% ownership) and control in fourteen partnerships allowing the inclusion of the accounts of these partnerships in the Company's consolidated financial statements combined with improved property operations for those partnership already consolidated with the Company whereby the minority interest participate in the improved operations through increased earnings. However, these increases are partially offset by the effect of the Company's change in accounting method with respect to its investment in PSBP whereby the minority interest with respect to PSBP was removed from the Company's consolidated financial statements.

     SUPPLEMENTAL PROPERTY DATA

     At June 30, 1998, the Company's investment portfolio consists of (i) wholly-owned properties owned by the Company, (ii) properties owned by real estate partnerships in which the Company has significant ownership interests (the "Consolidated Partnerships"), and (iii) properties owned by real estate entities (partnerships and PS Business Parks Inc.) in which the Company's ownership interest and control are not sufficient to warrant the consolidation of such entities (the "Unconsolidated Entities"). The following table summarizes the Company's investment in real estate facilities as of June 30, 1998, excluding two real estate facilities utilized by the Company's PSPUD operations:

                                               Number of Facilities in which the      Net Rentable Square Footage
                                               Company has an ownership interest             (in thousands)
                                             ------------------------------------  ---------------------------------
                                              Self-Storage Commercial              Self-Storage Commercial
                                               Facilities  Properties    Total      Facilities  Properties   Total
                                             ------------- ---------- -----------  ------------ ---------- ---------

 Wholly-owned facilities                            595          1        596         36,261        9        36,270
 Facilities owned  by   Consolidated
     Partnerships                                   323          -        323         18,767        -        18,767
                                             ------------- ---------- -----------  ------------ ---------- ---------
     Total consolidated facilities                  918          1        919         55,028        9        55,037

 Facilities owned by Unconsolidated Entities        165         97        262          9,592     10,208      19,800
                                             ------------- ---------- -----------  ------------ ---------- ---------

  Total facilities in which the Company has
    an ownership interest                         1,083         98      1,181         64,620     10,217      74,837
                                             ============= ========== ===========  ============ ========== =========


     In order to evaluate how the Company's overall portfolio has performed, management analyzes the operating performance of a consistent group of self-storage facilities representing 985 (57.6 million net rentable square feet) of the 1,083 self-storage facilities (herein referred to as "Same Store" self-storage facilities) which have been operated under the "Public Storage" name for at least the past three years. At June 30, 1998, the Company had ownership interests in a total of 1,083 mini-warehouse facilities. Of these 1,083 properties, 985 or 91% of the mini-warehouses have been in operation and managed by Public Storage, Inc. since January 1, 1994. The following table summarizes the operating results of these 985 properties:

     SAME STORE MINI-WAREHOUSE FACILITIES (985 FACILITIES):
     ------------------------------------------------------
     (historical property operations)

                                       Three months ended June 30,                 Six months ended June 30,
                                ------------------------------------------  ------------------------------------------
                                   1998            1997         Change         1998            1997         Change
                                ------------   ------------   ------------  ------------   ------------  -------------
                                                             (Amounts in thousands)
Rental income...............     $130,887        $120,205         8.9%       $255,192       $236,883        7.7%
Cost of operations (includes
  an imputed 6% property
  management fee)...........       45,394          41,946         8.2%         90,262         85,231        5.9%
                                ------------   ------------   ------------  ------------   ------------  -------------
Net operating income........      $85,493         $78,259         9.2%       $164,930       $151,652        8.8%
                                ============   ============   ============  ============   ============  =============

Gross profit margin (1).....        65.3%          65.1%          0.2%         64.6%          64.0%         0.6%

 ......................................................................................................................
Weighted Average:
-----------------
  Occupancy during the
     period.................        92.8%          91.8%          1.0%         92.1%          90.7%         1.4%

  Annualized realized rent
     per sq. ft. for                $9.82          $9.08          8.1%         $9.56          $9.00         6.2%
     period.(2).............

  Annualized scheduled rent
     per sq. ft. for period.       $10.32          $9.84          4.9%        $10.08          $9.84         2.4%


1. Assumes payment of property management fees on all facilities, including those facilities owned by the Company for which effective November 16, 1995 no fee is paid.

2. Gross profit margin is computed by dividing property net operating income (which excludes depreciation expense) by rental revenues. Cost of operations include a 6% management fee. The gross profit margin excluding the property management fee was 71.3% and 71.1% for the three months ended June 30, 1998 and 1997, respectively; and 70.6% and 70.0% for the six months ended June 30, 1998 and 1997, respectively.

3. Realized rent per square foot represents the actual revenue earned per occupied square foot during the period - annualized. Management believes this is a more relevant measure than the scheduled rental rates, since scheduled rates can be discounted through the use of promotions.

     Rental income for the Same Store facilities included promotional discounts totaling $4.2 for the three months ended June 30, 1998, compared to $5.4 million for the same period in 1997. Rental income for the Same Store facilities included promotional discounts totaling $8.4 for the six months ended June 30, 1998, compared to $8.8 million for the same period in 1997. Promotional discounts are attributable to promotional activities offered through the national telephone reservation center.

     Cost of operations for the three months ended June 30, 1998 increased due to (i) advertising and promotion, which increased $1.5 million due primarily to the Company's national telephone reservations center and television advertising in certain markets and (ii) property taxes, which increased $0.8 million, due primarily to higher assessments. Cost of operations for the six months ended June 30, 1998 increased due to (i) advertising and promotion, which increased $2.5 million due primarily to the Company's national telephone reservations center and television advertising in certain markets and (ii) property taxes, which increased $1.6 million, due primarily to higher assessments.

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

     Net cash provided by operations (as determined in accordance with generally accepted accounting principles) reflects the cash generated from the Company's business before distributions to various equity holders, including the preferred shareholders, capital expenditures or mandatory principal payments on debt. Net cash provided by operations has increased to $176,182,000 from $138,785,000 for the six months ended June 30, 1998 and 1997, respectively.

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

                                                                          For the Six Months Ended June 30,
                                                                      -----------------------------------------
                                                                            1998                     1997
                                                                      -------------------    ------------------
                                                                             (Amounts in thousands)
 Net income...................................................            $ 105,563               $  86,569
 Depreciation and amortization................................               53,411                  40,490
 Depreciation    from    unconsolidated    real   estate
   investments................................................                6,639                   6,697
 Minority interest in income..................................               10,569                   5,029
                                                                      -------------------    ------------------
   Net cash provided by operating activities..................              176,182                 138,785

 Distributions from operations to minority interests
   (funds from operations allocable to minority
   interests) ................................................              (17,596)                 (9,522)
 Cash from operations/FFO available to the Company's
   shareholders...............................................              158,586                 129,263
 Less: preferred stock dividends (A)..........................              (40,269)                (36,406)
                                                                      -------------------    ------------------
 Cash from operations/FFO available to common
   shareholders...............................................              118,317                  92,857
 Capital improvements to maintain facilities..................              (10,336)                (15,040)
 Add back: minority interest share of capital
   improvements...............................................                  915                     775
                                                                      -------------------    ------------------
 Funds available for principal payments on debt, common
   dividends and reinvestment.................................              108,896                  78,592
 Cash distributions to common shareholders....................              (49,806)                (40,421)
                                                                      -------------------    ------------------
 Funds available for principal payments on debt and
   investment.................................................            $  59,090               $  38,171
                                                                      ===================    ==================

(A) 1997 amount excludes $13,412 non-recurring payment of dividends with respect to Series CC Convertible Preferred Stock.

     See the consolidated statements of cash flows for the six months ended June 30, 1998 and 1997 for additional information regarding the Company's investing and financing activities.

     FFO increased to $158,586,000 for the six months ended June 30, 1998 compared to $129,263,000 for the same period in 1997. FFO applicable to the common shareholders (after deducting preferred stock dividends) increased to $118,317,000 for the six months ended June 30, 1998 compared to $92,857,000 for the same period in 1997. FFO is used by many financial analysts in evaluating REITs. The Company defines FFO as net income (loss) (computed in accordance with
GAAP) before (i) gain (loss) on disposition of real estate, adjusted as follows:
(i) plus depreciation and amortization, and (ii) less FFO attributable to minority interest. The National Association of Real Estate Investment Trusts, Inc. ("NAREIT") definition of FFO does not specifically address the treatment of minority interest in the determination of FFO. In the case of the Company, FFO represents amounts attributable to its shareholders after deducting amounts attributable to the minority interests. FFO does not take into consideration scheduled principal payments on debt, capital improvements, distributions and other obligations of the Company. Accordingly, FFO is a supplemental performance measure and is not a substitute for the Company's cash flow or net income (as discussed above) as a measure of the Company's liquidity or operating performance.

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

     Over the past four years, the Company's distribution policy has enabled it to retain significant funds (after capital improvements) to make additional investments and debt reductions. During the first six months of 1998 and 1997, the Company distributed to common shareholders approximately 45.7% and 51.4% of its FFO available to common shareholders, respectively, allowing it to retain approximately $59.1 million and $38.2 million, respectively, after satisfying its capital improvements and dividend requirements.

     DISTRIBUTION REQUIREMENTS: During the first six months of 1998, the Company paid dividends totaling $38,106,000 to the holders of the Company's Senior Preferred Stock, $2,163,000 to the holders of the Convertible Preferred Stock, and $49,806,000 to the holders of Common Stock. On June 1, 1998, the Company exercised its option to redeem the Convertible Preferred Stock for common stock, and the redemption was effective July 1, 1998. Distribution requirements for fiscal 1998 with respect to the Senior Preferred Stock and Convertible Preferred Stock (prior to the redemption) will be approximately $78 million.

     CAPITAL IMPROVEMENT REQUIREMENTS: During 1998, the Company has budgeted approximately $23.0 million for capital improvements for its self-storage facilities. The minority interests' share of the estimated capital improvements is approximately $3.5 million. During the first six months of 1998, the Company incurred capital improvements of approximately $10.3 million, of which $857,000 was for PSBP in the first quarter of 1998 and the remainder was for all of the Company's other facilities.

     DEBT SERVICE REQUIREMENTS: The Company does not believe it has any significant refinancing risks with respect to its mortgage debt, all of which is at a fixed rate. At June 30, 1998, the Company had total outstanding notes payable of $86.3 million. Approximate principal maturities of notes payable at June 30, 1998 are as follows:

                                                  Fixed Rate
                                                 Mortgage Debt
                           7.08% Unsecured     (Weighted average
                            Senior Notes         rate of 10.0%)         Total
                          -----------------  --------------------   ------------
                                            (Amounts in thousands)
1998 (remainder of)           $   3,625           $   1,117          $   4,742
1999                              8,000               6,398             14,398
2000                              8,750               2,622             11,372
2001                              9,500               2,910             12,410
2002                              9,750               3,229             12,979
Thereafter                       10,000              20,354             30,354
                          -----------------  --------------------   ------------
                              $  49,625           $  36,630          $  86,255
                          =================  ====================   ============

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

     The Company's portfolio of real estate facilities remains substantially unencumbered. At June 30, 1998, the Company had debt outstanding of $86.3 million and had consolidated real estate facilities with a book value of $2.5 billion. The Company, however, has been averse to financing its acquisitions with debt and generally will only increase its mortgage borrowing through the assumption of pre-existing debt on acquired real estate facilities.

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

     During the first six months of 1998, the Company issued 7,951,821 shares of common stock, respectively, in public and private offerings, raising net proceeds of approximately $234.5 million. An additional 914,094 shares of common stock were issued in connection with the acquisition of investments in real estate entities during the first quarter of 1998, and 433,526 shares were issued in connection with the merger of an affiliated REIT with the Company in May 1998.

     REPURCHASES OF THE COMPANY'S COMMON STOCK: June 12, 1998, the Company announced that the Board of Directors authorized the repurchase from time to time of up to 10,000,000 shares of the Company's common stock on the open market or in privately negotiated transactions. Through June 30, 1998 the Company has repurchased a total of 490,300 shares of common stock at an aggregate cost of $13.0 million. In the third quarter through August 10, 1998, the Company repurchased an additional 1,931,900 shares of common stock at an aggregate cost of approximately $49.7 million.

     MERGER PROPOSAL FOR STORAGE TRUST, INC.: On August 4, 1998, the Company made an offer to acquire Storage Trust Realty for $25 per common share, or an aggregate of $407 million for the common shares of Storage Trust Realty that the Company does not now own, plus the assumption of approximately $163 million in Storage Trust debt.

     DEVELOPMENT ACTIVITIES: In April 1997, the Company formed a joint venture partnership with a state pension fund to participate in the development of approximately $220 million of self-storage facilities. The Company expects that substantially all of its self-storage development activities will be conducted in the joint venture partnership until the $220 million is fully committed. The partnership is expected to be fully committed by the end of August 1998. At June 30, 1998, the joint venture partnership had completed construction on 15 self-storage facilities (approximately 895,000 net rentable square feet) with a total cost of approximately $77.8 million, and had 12 facilities under construction (approximately 766,000 net rentable square feet) with an aggregate cost incurred to date of approximately $38.1 million and total additional estimated cost to complete of $18.0 million. In addition, at June 30, 1998, the Company had 11 facilities under construction (approximately 662,000 net rentable square feet) with an aggregate cost incurred to date of approximately $26.7 million and total additional estimated cost to complete of $26.5 million. Upon approval by the joint venture partnership, the facilities under construction by the Company will be transferred to the joint venture partnership. The partnership is funded solely with equity capital consisting of 30% from the Company and 70% from the state pension fund.

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

PART II. OTHER INFORMATION

Item 1   Legal Proceedings
         -----------------

          Public Storage, Inc. v AT&T Corporation, et. al., U. S. District Court
          ------------------------------------------------
          for Central District of California ( Filed May 20, 1998)

               The Company is seeking declaratory and injunctive relief and indemnification against a group of long-distance and local telephone carrier defendants and others. Certain of the defendants are demanding payments, aggregating in excess of $3 million from the Company for unauthorized, fraudulent long-distance telephone calls placed by unknown third parties through the Company's telephone lines. The Company believes that it is not liable for these charges and that these charges are in any event covered by insurance, although the insurance carrier has not yet acknowledged coverage.

               Except as described above and in the Company's 1997 Annual Report on Form 10-K, there are no material proceedings involving the Company or its subsidiaries.

Item 6    Exhibits and Reports on Form 8-K
          --------------------------------

          (a) The following Exhibits are included herein:

               (11) Statement re: Computation of Earnings per Share

               (12) Statement  re:  Computation  of Ratio of  Earnings to Fixed
                    Charges

               (27) Financial Data Schedule

          (b) Reports on Form 8-K

               The Company filed a Current Report on Form 8-K dated April 23, 1998, pursuant to Item 5, which filed certain exhibits relating to the Company's public offering of 1,582,218 shares of common stock.

                                   SIGNATURES




     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                       DATED:  August 14, 1998

                                       PUBLIC STORAGE, INC.


                                       BY:   /s/ John Reyes
                                             -------------------------
                                             John Reyes
                                             Senior Vice President and
                                               Chief Financial Officer
                                               (Principal financial officer)