Form 10-Q
period 1998-09-30
PUBLIC STORAGE INC /CA
filed 1998-11-16
CIK 318380

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 1998
                               ------------------

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from               to               .
                              ---------------  ---------------

Commission File Number:     1-8389
                            ------

                              PUBLIC STORAGE, INC.
                              --------------------
             (Exact name of registrant as specified in its charter)


           California                                                95-3551121
-------------------------------------------              ----------------------
(State or other jurisdiction of                                (I.R.S. Employer
incorporation or organization)                           Identification Number)


701 Western Avenue, Glendale, California                             91201-2394
-------------------------------------------              ----------------------
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

                                [ X ] Yes [ ] No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of October 30, 1998:

Common Stock, $.10 par value, 115,704,762 shares outstanding
------------------------------------------------------------

Class B Common Stock, $.10 Par Value - 7,000,000 shares
-------------------------------------------------------

Equity Stock, Series A, $.01 Par Value - 225,000 shares
-------------------------------------------------------

                              PUBLIC STORAGE, INC.

                                      INDEX



                                                                         Pages
PART I. FINANCIAL INFORMATION
-----------------------------

Item 1.  Condensed Consolidated Balance Sheets at
           September 30, 1998 and December 31, 1997                      1

         Condensed Consolidated Statements of Income for the
           Three and Nine Months Ended September 30, 1998 and 1997       2

         Condensed Consolidated Statements of  Shareholders Equity
           for the Nine Months Ended September 30, 1998                  3

         Condensed Consolidated Statements of Cash Flows
           for the Nine Months Ended September 30, 1998 and 1997         4- 5

         Notes to Condensed Consolidated Financial Statements            6 - 14

Item 2.  Management's Discussion and Analysis of
           Financial Condition and Results of Operations                 15 - 27

PART II. OTHER INFORMATION (Items 2, 3 and 4 are not applicable)
--------------------------

Item 1.  Legal Proceedings                                               28

Item 5.  Other Information                                               28 - 29

Item 6.  Exhibits and Reports on Form 8-K                                29

                              PUBLIC STORAGE, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    (Amounts in thousands, except share data)


                                                                                       September 30,          December 31,
                                    ASSETS                                                 1998                   1997
                                    ------                                           -----------------     -----------------
                                                                                       (Unaudited)
Cash and cash equivalents....................................................          $   54,950           $     41,455
Real estate facilities, at cost:
   Land......................................................................             797,110                845,299
   Buildings.................................................................           2,137,179              2,232,230
                                                                                     -----------------     -----------------
                                                                                        2,934,289              3,077,529
   Accumulated depreciation..................................................            (385,647)              (378,248)
                                                                                     -----------------     -----------------
                                                                                        2,548,642              2,699,281
   Construction in process...................................................              75,635                 42,635
                                                                                     -----------------     -----------------
                                                                                        2,624,277              2,741,916
                                                                                     -----------------     -----------------

Investment in real estate entities...........................................             430,171                225,873
Intangible assets, net.......................................................             205,960                212,944
Mortgage notes receivable from affiliates....................................              24,856                 21,807
Other assets.................................................................              71,619                 67,650
                                                                                     -----------------     -----------------
              Total assets...................................................          $3,411,833            $ 3,311,645
                                                                                     =================     =================

                     LIABILITIES AND SHAREHOLDERS' EQUITY
                     ------------------------------------

Revolving line of credit.....................................................              $    -          $       7,000
Notes payable................................................................              85,617                 96,558
Accrued and other liabilities................................................              77,380                 70,648
                                                                                     -----------------     -----------------
         Total liabilities...................................................             162,997                174,206
                                                                                     -----------------     -----------------

Minority interest............................................................             150,532                288,479

Commitments and contingencies

Shareholders' equity:
   Preferred Stock, $0.01 par value,  50,000,000 shares  authorized,
     11,129,650 shares  issued  and  outstanding  (13,261,984  issued and  outstanding  at December 31, 1997), at liquidation preference:
         Cumulative Preferred Stock, issued in series........................             868,900                868,900
         Convertible Preferred Stock.........................................                   -                 53,308
   Common stock, $0.10 par value,  200,000,000  shares  authorized,
     115,713,762 shares issued and outstanding (105,102,145 at
     December 31, 1997)......................................................
                                                                                           11,573                 10,511
   Class B Common Stock, $0.10 par value, 7,000,000 shares authorized and
     issued..................................................................                 700                    700
   Paid-in capital...........................................................           2,172,115              1,903,782
   Cumulative net income.....................................................             742,918                575,069
   Cumulative distributions paid.............................................            (697,902)              (563,310)
                                                                                     -----------------     -----------------
         Total shareholders' equity..........................................           3,098,304              2,848,960
                                                                                     -----------------     -----------------
              Total liabilities and shareholders' equity.....................          $3,411,833            $ 3,311,645
                                                                                     =================     =================

                            See accompanying notes.
                                       1

                              PUBLIC STORAGE, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                  (Amounts in thousands, except per share data)

                                   (Unaudited)


                                                       For the Three Months Ended               For the Nine Months Ended
                                                             September 30,                            September 30,
                                                    ---------------------------------        ---------------------------------
                                                         1998               1997                  1998              1997
                                                    ---------------  ----------------        ---------------  ----------------
    Revenues:
       Rental income:
           Self-storage facilities............       $ 129,385          $ 102,308              $ 360,950           $ 273,798
           Portable self-storage..............           6,780              2,566                 18,069               4,140
           Commercial properties .............           1,833             11,526                 21,229              27,694
      Equity earnings of real estate entities.           6,662              4,414                 16,598              14,652
      Facility management fee.................           1,388              2,376                  4,805               8,319
      Interest and other income...............           3,921              2,817                 11,925               7,489
                                                    ---------------  ----------------        ---------------  ----------------
                                                       149,969            126,007                433,576             336,092
                                                    ---------------  ----------------        ---------------  ----------------
      Expenses:
      Cost of operations:
           Self-storage facilities............          37,755             29,617                108,593              82,392
           Portable self-storage..............          13,713             14,635                 43,226              25,325
           Commercial properties..............             685              4,277                  7,187              11,034
      Cost of facility management.............             226                358                    780               1,300
       Depreciation and amortization..........          26,217             23,651                 79,628              64,141
       General and administrative.............           2,684              1,911                  7,246               5,185
       Interest expense.......................             831              2,262                  2,926               5,821
                                                    ---------------  ----------------        ---------------  ----------------
                                                        82,111             76,711                249,586             195,198
                                                    ---------------  ----------------        ---------------  ----------------

       Income before minority interest........          67,858             49,296                183,990             140,894

       Minority interest in income............          (5,572)            (2,748)               (16,141)             (7,777)
                                                    ---------------  ----------------        ---------------  ----------------

    Net income................................       $  62,286          $  46,548              $ 167,849            $133,117
                                                    ===============  ================        ===============  ================

    Net income allocation:
      Allocable to preferred shareholders.....       $  19,053           $ 18,316              $  59,322             $68,134
      Allocable to common shareholders........          43,233             28,232                108,527              64,983
                                                    ---------------  ----------------        ---------------  ----------------
                                                     $  62,286           $ 46,548              $ 167,849            $133,117
                                                    ===============  ================        ===============  ================
    Per common share:
      Net income per share - Basic............           $0.37              $0.27                  $0.96               $0.67
                                                    ===============  ================        ===============  ================
      Net income per share - Diluted..........           $0.37              $0.27                  $0.95               $0.67
                                                    ===============  ================        ===============  ================

      Weighted average common shares -
         Basic................................         116,421            102,964                113,311              96,586
                                                    ===============  ================        ===============  ================
      Weighted average common shares -
         Diluted..............................         116,726            103,536                113,762              97,154
                                                    ===============  ================        ===============  ================

                            See accompanying notes.
                                       2

                              PUBLIC STORAGE, INC.
            CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                  For the nine months ended September 30, 1998
                    (Amounts in thousands except share data)

                                   (Unaudited)

                                                                   Preferred Stock
                                                             ---------------------------
                                                                                                          Class B
                                                               Cumulative                     Common       Common      Paid-in
                                                                 Senior      Convertible       Stock       Stock       Capital
                                                             -------------  -------------  ------------- ---------- -------------

Balances at December 31, 1997........................         $  868,900     $   53,308    $   10,511    $     700   $1,903,782

Issuance of common stock:
     Public issuance (7,951,821 shares)..............                  -              -           794            -       233,731
     Conversion of 8.25% Convertible Preferred Stock
        into common stock (3,589,552 shares).........                  -        (53,308)          359            -        52,949
     Acquisition of investment in real estate
        entities and minority interest from
        affiliate (914,094 shares)...................                  -              -            92            -        28,110
     Acquisition of minority interests from third
        parties (316,595 shares) ....................                  -              -            31           -         7,965
     In connection with mergers (433,526 shares).....                  -              -            44            -        13,773
     Exercise of stock options (192,429 shares)......                  -              -            21            -         2,901

Repurchase of Common Shares (2,786,400 shares) ......                  -              -          (279)           -       (71,096)

Net income...........................................                  -              -             -            -             -

Cash distributions:
   Cumulative Senior Preferred Stock.................                  -              -             -            -             -
   8.25% Convertible Preferred Stock.................                  -              -             -            -             -
   Common Stock......................................                  -              -             -            -             -
                                                             -------------  -------------  ------------- ---------- -------------
Balances at September 30, 1998.......................         $  868,900     $        -    $   11,573     $    700   $2,172,115
                                                             =============  =============  ============= ========== =============



                                                                                                  Total
                                                               Cumulative    Cumulative       Shareholders'
                                                               Net Income   Distributions        Equity
                                                              ------------  --------------    ---------------

Balances at December 31, 1997........................          $  575,069    $  (563,310)     $   2,848,960

Issuance of common stock:
     Public issuance (7,951,821 shares)..............                   -              -             234,525
     Conversion of 8.25% Convertible Preferred Stock
        into common stock (3,589,552 shares).........                   -              -                   -
     Acquisition of investment in real estate
        entities and minority interest from
        affiliate (914,094 shares)...................                   -              -              28,202
     Acquisition of minority interests from third
        parties (316,595 shares) ....................                   -             -                7,996

     In connection with mergers (433,526 shares).....                   -              -              13,817
     Exercise of stock options (192,429 shares)......                   -              -               2,922

Repurchase of Common Shares (2,786,400 shares) ......                   -              -             (71,375)

Net income...........................................             167,849              -             167,849

Cash distributions:
   Cumulative Senior Preferred Stock.................                   -        (57,159)            (57,159)
   8.25% Convertible Preferred Stock.................                   -         (2,163)             (2,163)
   Common Stock......................................                   -        (75,270)            (75,270)
                                                              ------------  --------------    ---------------
Balances at September 30, 1998.......................           $ 742,918    $  (697,902)     $    3,098,304
                                                              ============  ==============    ===============

                            See accompanying notes.
                                       3

                              PUBLIC STORAGE, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Amounts in thousands)

                                   (Unaudited)

                                                                                                  For the Nine Months Ended
                                                                                                        September 30,
                                                                                             ----------------------------------
                                                                                                   1998               1997
                                                                                             ----------------   ---------------
      CASH FLOWS FROM OPERATING ACTIVITIES:
        Net income..................................................................          $   167,849          $   133,117
        Adjustments to  reconcile  net income to net cash  provided by operating activities:
        Depreciation and amortization...............................................               79,628               64,141
        Depreciation included in equity in earnings of real estate entities.........                9,902                9,177
        Minority interest in income.................................................               16,141                7,777
                                                                                             ----------------   ---------------
               Total adjustments....................................................              105,671               81,095
                                                                                             ----------------   ---------------
                   Net cash provided by operating activities........................              273,520              214,212
                                                                                             ----------------   ---------------

      CASH FLOWS FROM INVESTING ACTIVITIES:
        Mortgage loans made to affiliates...........................................              (33,000)                   -
        Principal payments received on mortgage notes to affiliates.................               27,456                  897
        Capital improvements to real estate facilities..............................              (19,257)             (24,056)
        Construction in process.....................................................              (58,371)             (18,465)
        Investment in portable self-storage business................................               (7,649)             (15,393)
        Acquisition of minority interests in consolidated real estate partnerships..              (17,508)             (20,967)
        Proceeds from the disposition of real estate investments....................               10,275                    -
        Reduction in cash due to the deconsolidation of PSBP (Note 2)...............              (11,259)                   -
        Refund of deposit on real estate purchase...................................               12,500                    -
        Investment in real estate entities..........................................              (74,964)             (58,728)
        Acquisition of real estate facilities.......................................              (47,392)             (50,172)
        Acquisition cost of business combinations...................................              (84,576)            (120,986)
        Other.......................................................................                2,846                4,777
                                                                                             ----------------   ---------------
                   Net cash used in investing activities............................             (300,899)            (303,093)
                                                                                             ----------------   ---------------

      CASH FLOWS FROM FINANCING ACTIVITIES:
        Net paydowns on revolving line of credit....................................               (7,000)                   -
        Principal payments on notes payable.........................................              (10,940)              (8,094)
        Net proceeds from the issuance of preferred stock...........................                    -              144,925
        Net proceeds from the issuance of common stock..............................              237,447              127,550
        Repurchase of the Company's common stock....................................              (71,375)                   -
        Reimbursement for properties contributed to development joint venture.......                    -               21,284
        Distributions paid to shareholders..........................................             (134,592)            (130,125)
        Distributions from operations to minority interests in real estate entities.              (25,565)             (14,201)
        Net reinvestment by minority interests in consolidated real estate entities.               52,899                3,347
                                                                                             ----------------   ---------------
                   Net cash provided by financing activities........................               40,874              144,686
                                                                                             ----------------   ---------------

      Net increase in cash and cash equivalents.....................................               13,495               55,805
      Cash and cash equivalents at the beginning of the period......................               41,455               26,856
                                                                                             ----------------   ---------------
      Cash and cash equivalents at the end of the period............................          $    54,950          $    82,661
                                                                                             ================   ===============

                             See accompanying notes.
                                       4

                              PUBLIC STORAGE, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Amounts in thousands)

                                   (Unaudited)

                                   (Continued)

                                                                                               For the Nine Months Ended
                                                                                                     September 30,
                                                                                           ----------------------------------
                                                                                                1998                1997
                                                                                           -----------------  ---------------
      SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
      Acquisition of real estate  facilities  in exchange for the  assumption of notes payable, increase in minority interest, cancellation of mortgage
          note receivable, and reduction in investment..............................      $      (18,753)      $         -

      Assumption of note payable in connection with the acquisition of real estate
          facilities................................................................              14,526                  -

      Cancellation of mortgage note receivable in connection with the acquisition
          of real estate facilities.................................................               2,495                  -

      Assets and liabilities acquired with respect to business combinations:
          Real estate facilities....................................................            (225,202)          (540,945)
          Other assets..............................................................                (670)            (3,097)
          Accrued and other liabilities.............................................               3,793             16,640
          Minority interest.........................................................              37,367             42,038

      Reduction to investment in real estate entities:
          In connection with business combination...................................              86,319            152,378
          In connection with acquisition of real estate facilities..................                 527                  -

      Acquisition  of minority  interest  and real estate in exchange for common stock:
          Real estate facilities....................................................             (19,475)                 -
          Minority interest.........................................................             (17,098)                 -

       Accrued and unpaid dividends.................................................                   -             (1,085)

       Issuance of common stock:
          In connection with the conversion of 8.25% convertible preferred stock....              53,308              1,390
          In connection with business combinations..................................              13,817            212,000
          In connection with the conversion of mandatory convertible preferred stock                   -             58,955
          To acquire interests in real estate entities..............................              17,133                  -
          To acquire minority interest in consolidated real estate entities.........              19,065                  -

      Conversion of 8.25% convertible preferred stock...............................             (53,308)            (1,390)

      Conversion of mandatory convertible preferred stock...........................                   -            (58,955)

      Acquisition of investment in real estate entities for common stock............             (17,133)                 -

      Increase in minority interest in connection with the acquisition of real
          estate facilities.........................................................               1,205                  -

      Effect of deconsolidation of PSBP (Note 2):
          Investments in real estate entities ......................................            (219,224)                 -
          Real estate facilities, net of accumulated depreciation...................             433,446                  -
          Other assets..............................................................               2,048                  -
          Accrued and other liabilities.............................................             (10,106)                 -
          Notes payable ............................................................             (14,526)                 -
          Minority interest.........................................................            (202,897)                 -

                            See accompanying notes.
                                       5

                              PUBLIC STORAGE, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 1998


     1.  Description of the business
         ---------------------------

                  Public   Storage,   Inc.  (the   "Company")  is  a  California
         corporation which was organized in 1980. The Company is a fully integrated, self-administered and self-managed real estate investment trust ("REIT") that acquires, develops, owns and operates self-storage facilities which offer self-storage spaces for lease, usually on a month-to-month basis, for personal and business use. The Company invests in real estate facilities primarily through the acquisition of wholly-owned facilities combined with the acquisition of equity interests in real estate entities owning real estate facilities. At September 30, 1998, the Company had direct and indirect equity interests in 1,191 properties located in 38 states, including 1,089 self-storage facilities, 99 commercial properties, and three industrial facilities for use in the operations of Public Storage Pickup and Delivery. All of the self-storage facilities are operated by the Company under the "Public Storage" name, while the commercial properties are operated by PS Business Parks, Inc., an affiliated public REIT, and its operating partnership (the REIT and partnership collectively referred to as "PSBP").

                  In 1996 and 1997, the Company organized Public Storage Pickup and Delivery, Inc. as a separate corporation and a related partnership (the corporation and partnership are collectively referred to as "PSPUD") to operate a portable self-storage business that rents storage containers to customers for storage generally in leased central warehouses. At September 30, 1998, PSPUD operated 48 facilities in 15 states.

     2.  Summary of significant accounting policies
         ------------------------------------------

                  Basis of presentation
                  ---------------------
                  The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The preparation of the consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from estimates. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation have been included.
         Operating results for the three and nine months ended September 30, 1998 are not necessarily indicative of the results that may be expected for the year ended December 31, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1997.

                  The consolidated financial statements include the accounts of the Company, PSPUD, and 22 controlled limited partnerships (the "Consolidated Entities"). Collectively, the Company and the
         Consolidated Entities own a total of 955 real estate facilities, consisting of 951 self-storage facilities, one commercial property, and three industrial facilities for use by PSPUD.

                  At September 30, 1998, the Company also has equity investments in 26 other affiliated limited partnerships whose principal business is the ownership of 138 self-storage facilities in aggregate which are managed by the Company. In addition, the Company has an ownership interest in PSBP, which owns and operates 98 commercial properties. The Company's ownership interest in such real estate entities is less than 50% of the total equity interest and the Company's investments in these entities are accounted for using the equity method.

                  From the time of PSBP's formation through March 31, 1998, the Company consolidated the accounts of PSBP in its financial statements. During the second quarter of 1998, the Company's ownership interest in PSBP was reduced below 50%, and accordingly, the Company ceased to have a controlling interest in PSBP. As a result, the Company, effective April 1, 1998, no longer includes the accounts of PSBP in its consolidated financial statements and has accounted for its investment during the second and third quarters of 1998 using the equity method. The income statement for the nine months ended September 30, 1998 includes the consolidated operating results of PSBP for the three months ended March 31, 1998 and the Company's equity in the income of PSBP for the second and third quarters of 1998. Accordingly, commercial property operations for the periods after March 31, 1998 reflect the commercial operations of facilities owned by the Company which have both self-storage and commercial use combined at the same property location.

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

                  Intangible assets
                  -----------------
                  Intangible assets consist of property management contracts ($165,000,000) and the cost over the fair value of net tangible and identifiable intangible assets ($67,726,000) acquired in a 1995 merger with an affiliate. Intangible assets are amortized by the straight-line method over 25 years. At September 30, 1998, intangible assets are net of accumulated amortization of $26,766,000 ($19,782,000 at December 31, 1997). Included in depreciation and amortization expense for the three and nine months ended September 30, 1998 and 1997 is $2,328,000 and $6,984,000, respectively, related to the amortization of intangible assets.

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

                  Diluted net income per common share is computed using the weighted average common shares outstanding (adjusted for stock options). The Class B Common Stock is not included in the determination of net income per common share because all contingencies required for the conversion to common stock have not been satisfied as of September 30, 1998. In addition, for periods prior to the July 1, 1998 conversion of the Company's convertible preferred stock into common stock (the conversion is discussed in Note 8), the inclusion of the effect of the assumed conversion of the Company's convertible preferred stock in the determination of net income per common share was anti-dilutive.

                  In computing earnings per common share, preferred stock dividends totaling $19,053,000 and $18,316,000 for the three months ended September 30, 1998 and 1997, respectively, and $59,322,000 and $68,134,000 for the nine months ended September 30, 1998 and 1997, respectively, reduced income available to common stockholders.

                  Reclassifications
                  -----------------
                  Certain reclassifications have been made to the consolidated financial statements for 1997 in order to conform to the 1998 presentation.

     3.  Business combinations
         ---------------------

                  Mergers with Affiliated REITS
                  -----------------------------
                  On March 17, 1998, the Company, through PSBP, completed a merger transaction with an affiliated public REIT (Public Storage Properties XI, Inc.) whereby PSBP acquired all the outstanding stock of the REIT which the Company did not previously own. The aggregate acquisition cost of this merger was approximately $49.6 million, consisting of the issuance of $34.8 million of PSBP common stock (classified as minority interest on the Company's consolidated financial statements) and the Company's pre-existing investment in the affiliated REIT totaling $14.8 million.

                  On May 8, 1998, the Company completed a merger transaction with an affiliated public REIT (Public Storage Properties XX, Inc.) whereby the Company acquired all the outstanding stock of the REIT which it did not previously own in exchange for cash and common stock of the Company. The aggregate acquisition cost of this merger was approximately $22.3 million, consisting of $4.8 million in cash, $13.8 million in the Company's common stock, and the Company's pre-existing investment in the affiliated REIT totaling $3.7 million.

                  Affiliated Partnership Acquisitions
                  -----------------------------------
                  In January 1998, the Company acquired all of the limited partnership interests in two affiliated partnerships. As a result of the Company's increased ownership interest and control of the partnerships, the Company began to consolidate the accounts of these partnerships. The total consideration in these transactions of $6.8 million consists of $5.2 million of cash and the Company's pre-existing investment of $1.6 million.

                  During the third quarter of 1998, the Company acquired a limited partnership interest in an affiliated partnership for $74.6 million in cash. The acquisition of this interest increased the Company's ownership in the partnership in excess of 50%. Because of the Company's increased ownership interest and control of the partnership, the Company began to consolidate the accounts of this partnership. The total consideration in this transaction includes the $74.6 million cash acquisition cost as well as the Company's pre-existing investment of $66.2 million.

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

                                    REIT           Partnership
                                   mergers         acquisitions         Total
                                 -------------     ------------     -----------
                                             (Amounts in thousands)

 Real estate facilities.........  $    73,971      $   151,231      $  225,202
 Other assets...................          271              399             670
 Accrued liabilities............       (2,280)          (1,513)         (3,793)
 Minority interest..............      (34,830)          (2,537)        (37,367)
                                 -------------     ------------     -----------
                                  $    37,132      $   147,580      $  184,712
                                 =============     ============     ===========

                  The historical operating results of the above business combinations prior to each respective acquisition date have not been included in the Company's historical operating results. Pro forma selected financial data for the nine months ended September 30, 1998 and 1997 as though the above business combinations had been effective at the beginning of each period are as follows:

                                        Nine Months Ended      Nine Months Ended
(In thousands, except per share data)   September 30, 1998    September 30, 1997
-------------------------------------   ------------------    ------------------


Revenues ..............................     $   444,952             $   355,923
Net income.............................     $   167,313             $   131,787
Net income per common share (Basic)....     $      0.95             $      0.66
Net income per common share (Diluted)..     $      0.95             $      0.66

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

     4.  Real estate facilities
         ----------------------

                  Activity in real estate facilities during 1998 is as follows:

                                                                  In thousands
Operating facilities, at cost:
   Balance at December 31, 1997...............................   $  3,077,529
   Property acquisitions
     Business combinations (Note 3) ..........................        225,202
     Other  acquisitions......................................         66,145
  Newly opened development facilities.........................         25,371
   Acquisition of minority interest...........................         19,475
  Capital improvements........................................         19,257
  Property dispositions  (Deconsolidation of PSBP)............       (498,690)
                                                                 --------------
   Balance at September 30, 1998..............................      2,934,289
                                                                 --------------

Accumulated depreciation:
  Balance at December 31, 1997................................       (378,248)
  Additions during the year...................................        (72,644)
  Property dispositions  (Deconsolidation of PSBP)............         65,245
                                                                 --------------
   Balance at September 30, 1998..............................       (385,647)
                                                                 --------------

Construction in progress:
  Balance at December 31, 1997................................         42,635
  Current development cost....................................         58,371
  Newly opened development facilities.........................        (25,371)
                                                                 --------------
   Balance at September 30, 1998..............................         75,635
                                                                 --------------

Total real estate facilities, net at September 30, 1998.......   $  2,624,277
                                                                 ==============

                  Construction in progress at September 30, 1998 consists of 15 self-storage facilities, 3 expansions of existing self storage facilities and 8 industrial facilities which could be utilized as portable self-storage facilities. Newly opened development facilities include 2 self storage facilities and 3 industrial facilities which are for use by the Company's PSPUD operations. Interest capitalized during the three and nine months ended September 30, 1998 was $997,000 and $3,277,000, respectively, compared to $332,000 and $1,421,000 for the same periods in 1997.


                  As discussed in Note 2, effective April 1, 1998, the Company ceased to have a controlling interest in PSBP and, as a result, no longer includes the accounts of PSBP in its consolidated financial statements. In the above table, operating facilities and accumulated depreciation have been reduced to reflect the deconsolidation of PSBP.

     5.  Investment in real estate entities:
         -----------------------------------

                  The Company's investment in real estate entities at September 30, 1998 consists of (i) limited and general partnership interests in approximately 26 affiliated partnerships which principally own self-storage facilities, (ii) the Company's ownership interest in a joint venture established to develop and operate self-storage facilities and (iii) the Company's ownership interest in PSBP. Such interests are accounted for using the equity method of accounting.

                  In April 1997, the Company formed a joint venture partnership with a state pension fund to participate in the development of approximately $220 million of self-storage facilities. The joint venture has opened a total of 19 facilities with a total cost of $92.4 million at September 30, 1998, and has 10 projects in process with an aggregate cost at September 30, 1998 of $34.7 million ($13.8 million to complete). The joint venture is currently reviewing the final 20 projects ($38.7 million incurred at September 30, 1998, with remaining costs to complete of $54.1 million). Upon approval of these additional 20 facilities, the joint venture will be fully committed. These 20 projects are currently being developed by the Company and the construction costs will be transferred to the joint venture once they have been approved. At September 30, 1998, included in construction in process is approximately $24.7 million, and included in real estate facilities is $14.0 million, with respect to these projects.

                  During the nine months ended September 30, 1998, the Company recognized earnings from its investments totaling $16,598,000. Included in equity in earnings of real estate entities for the nine months ended September 30, 1998 is the Company's share of depreciation expense totaling $9,902,000. Summarized combined financial data (based on historical cost) with respect to those unconsolidated real estate entities in which the Company had an ownership interest at September 30, 1998 are as follows:

                                                       For the nine months ended September 30, 1998
                                        ------------------------------------------------------------------------
                                              Other            Development
                                         Equity Investments   Joint Venture          PSBP              Total
                                         ------------------   -------------      ------------      -------------
                                                                  (Amounts in thousands)

Rental income........................         $  48,959           $3,732          $  61,459          $114,150
Other income                                      1,313              346              1,517             3,176
                                         ------------------   -------------      ------------      -------------
    Total revenues...................            50,272            4,078             62,976           117,326
                                         ------------------   -------------      ------------      -------------
Cost of operations...................            16,267            2,293             18,361            36,921
Depreciation.........................             5,948            1,214             11,421            18,583
Other expenses.......................             6,341               56              3,374             9,771
                                         ------------------   -------------      ------------      -------------
    Total expenses...................            28,556            3,563             33,156            65,275
                                         ------------------   -------------      ------------      -------------
Net income before minority interest..            21,716              515             29,820            52,051
Minority interest ...................                 -                -             (8,696)           (8,696)
                                         ------------------   -------------      ------------      -------------
    Net income.......................         $  21,716             $515          $  21,124           $43,355
                                         ==================   =============      ============      =============

At September 30, 1998:
----------------------
Real estate, net ....................        $  169,887         $131,231          $644,694           $  945,812
Total assets.........................           216,409          142,648           683,431            1,042,488
Total liabilities....................            78,885           14,345            43,426              136,656
Minority interest....................                 -                -           152,611              152,611
Total equity.........................           137,524          128,303           487,394              753,221

The Company's investment (book
    value) at September 30, 1998.....          $156,102          $44,600          $229,469             $430,171


The Company's effective average
    ownership interest at
    September 30, 1998...............            37%                30%               39%                33%


     6.  Revolving line of credit
         ------------------------

                  As of September 30, 1998, the Company had no borrowings on its unsecured credit agreement with a group of commercial banks. The credit agreement (the "Credit Facility") has a borrowing limit of $150.0 million and an expiration date of July 31, 2001. The expiration date may be extended by one year on each anniversary of the credit agreement. Interest on outstanding borrowings is payable monthly. At the option of the Company, the rate of interest charged is equal to (i) the prime rate or (ii) a rate ranging from the London Interbank Offered Rate ("LIBOR") plus 0.40% to LIBOR plus 1.10% depending on the Company's credit ratings and coverage ratios, as defined. In addition, the Company is required to pay a quarterly commitment fee of 0.250% (per annum). The Credit Facility allows the Company, at its option, to request the group of banks to propose the interest rate they would charge on specific borrowings not to exceed $50 million. However, in no case may the interest rate proposal be greater than the amount provided by the Credit Facility.

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

                  During the nine months ended  September 30, 1998,  the Company reduced minority interest by approximately $17.1 million (the historical book value of such interests in the underlying net assets of the partnerships) through the acquisition of such interests for cash and through the issuance of common stock. The excess of the cost over the underlying book value ($19.5 million) has been allocated to real estate facilities in consolidation.

                  Minority interest was increased by $37.4 million in connection with business combinations, representing the remaining partners' equity interest in the aggregate net assets (book value) of the partnerships. Minority interest was increased $47.6 million in connection with the issuance of common stock of PSBP in the first quarter of 1998 and $1.2 million in connection with the acquisition of real estate facilities by PSBP in the first quarter of 1998. Minority interest was reduced by approximately $202.9 million in the second quarter as a result of the deconsolidation of PSBP.

     8.  Shareholders' equity
         --------------------

                  Preferred stock
                  ---------------
                  At September 30, 1998 and December 31, 1997, the Company had the following series of Preferred Stock outstanding:

                                                        At September 30, 1998            At December 31, 1997
                                                     -----------------------------   ----------------------------
                                        Dividend        Shares         Carrying         Shares         Carrying
               Series                     Rate       Outstanding        Amount       Outstanding        Amount
------------------------------------   -----------   ------------    -------------   ------------    ------------

Series A ..........................       10.000%      1,825,000     $ 45,625,000      1,825,000     $ 45,625,000
Series B ..........................        9.200%      2,386,000       59,650,000      2,386,000       59,650,000
Series C...........................    Adjustable      1,200,000       30,000,000      1,200,000       30,000,000
Series D...........................        9.500%      1,200,000       30,000,000      1,200,000       30,000,000
Series E...........................       10.000%      2,195,000       54,875,000      2,195,000       54,875,000
Series F...........................        9.750%      2,300,000       57,500,000      2,300,000       57,500,000
Series G ..........................        8.875%          6,900      172,500,000          6,900      172,500,000
Series H ..........................        8.450%          6,750      168,750,000          6,750      168,750,000
Series I ..........................        8.625%          4,000      100,000,000          4,000      100,000,000
Series J ..........................        8.000%          6,000      150,000,000          6,000      150,000,000
                                                     ------------    -------------   ------------    ------------
  Total  Senior Preferred Stock....                   11,129,650      868,900,000     11,129,650      868,900,000

Convertible........................        8.250%              -                -      2,132,334       53,308,000
                                                     ------------    -------------   ------------    ------------
                                                      11,129,650     $868,900,000     13,261,984     $922,208,000
                                                     ============    =============   ============    ============


                  The Series A through Series J stock (collectively the "Senior Preferred Stock") have general preference rights with respect to liquidation and quarterly distributions. Holders of the Company's preferred stock, except under certain conditions and as noted below, will not be entitled to vote on most matters. In the event of a cumulative arrearage equal to six quarterly dividends or failure to maintain a Debt Ratio (as defined) of 50% or less, holders of all outstanding series of preferred stock (voting as a single class without regard to series) will have the right to elect two additional members to serve on the Company's Board of Directors until events of default have been cured. At September 30, 1998, there were no dividends in arrears and the Debt Ratio was 2.5%.

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

                  On June 1, 1998, the Company exercised its option to redeem the Convertible Preferred Stock for common stock at the conversion rate of 1.6835 shares of common stock for each share of Convertible Preferred Stock. Pursuant to the redemption, which was effective as of July 1, 1998, the Company issued 3,503,343 shares of common stock.

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

                  Common Stock
                  ------------
                  During the first nine months of 1998, the Company issued 7,951,821 shares of common stock in public and private offerings, raising net proceeds of approximately $234.5 million. In addition, the Company issued 433,526 shares of common stock ($13.8 million) in connection with the merger with an affiliated REIT, 3,589,552 shares ($53.3 million) in connection with Convertible Preferred Stock conversions, 1,230,689 shares ($36.2 million) in connection with the acquisition of partnership interests, and 192,429 shares ($2.9 million) in connection with the exercise of stock options.

                  On June 12, 1998, the Company announced that the Board of Directors authorized the repurchase from time to time of up to 10,000,000 shares of the Company's common stock on the open market or in privately negotiated transactions. Through September 30, 1998 the Company has repurchased a total of 2,786,400 shares of common stock at an aggregate cost of approximately $71.4 million. From October 1, 1998 through November 4, 1998, the Company repurchased an additional 33,000 shares of common stock at an aggregate cost of approximately $902,000.

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

                  For these purposes, FFO per share of Common Stock (as defined) was $2.01 for the four consecutive calendar quarters ended September 30, 1998.

                  Dividends
                  ---------
                  The following summarizes dividends paid during the first nine months of 1998:

                                            Distributions
                                            Per Share or           Total
                                          Depository Share     Distributions
                                          ----------------     -------------

 Series A..............................      $    1.874        $   3,420,000
 Series B..............................      $    1.725            4,116,000
 Series C..............................      $    1.265            1,518,000
 Series D..............................      $    1.783            2,139,000
 Series E..............................      $    1.875            4,116,000
 Series F..............................      $    1.827            4,203,000
 Series G..............................      $    1.664           11,484,000
 Series H..............................      $    1.584           10,695,000
 Series I..............................      $    1.617            6,468,000
 Series J..............................      $    1.500            9,000,000
 Convertible...........................      $    1.032            2,163,000
                                                               -------------
                                                                  59,322,000
 Common................................      $    0.660           75,270,000
                                                               -------------
      Total dividends paid                                      $134,592,000
                                                               =============

                  The dividend rate on the Series C Preferred Stock for the third quarter of 1998 was equal to 6.75% per annum. The dividend rate per annum will be adjusted quarterly and will be equal to the highest of one of three U.S. Treasury indices (Treasury Bill Rate, Ten Year Constant Maturity Rate, or Thirty Year Constant Maturity Rate) multiplied by 110%. However, the dividend rate for any dividend period will neither be less than 6.75% per annum nor greater than 10.75%. The dividend rate for the quarter ending September 30, 1998 will be equal to 6.75% per annum.

      9.  Subsequent Events
          -----------------

         Proposed  Merger With  Storage  Trust  Realty.
         ----------------------------------------------
                  The Company and Storage Trust Realty ("Storage Trust"), a New York Stock Exchange listed REIT, have entered into an Agreement and Plan of Merger among Storage Trust, the Company and Newco Merger Subsidiary, Inc., a subsidiary of the Company ("PSI Sub"), dated as of November 12, 1998 (the "Merger Agreement"). Storage Trust is a fully integrated, self-managed and self-administered REIT headquartered in Columbia, Missouri, engaged in the management and ownership of 237 self-storage stores located in 16 states totaling approximately 12.5 million net rentable square feet and 109,000 units. Under the Merger Agreement, PSI Sub would be merged into Storage Trust, and each share of beneficial interest of Storage Trust would be exchanged for 0.86 shares of the Company's common stock. This exchange ratio implies an enterprise value for Storage Trust of approximately $600 million, including the assumption of approximately $192 million of indebtedness. Upon the effectiveness of the merger, the Company's board of directors would be expanded by one seat and Mr. Daniel C. Staton, Storage Trust's Chairman of the Board, would be elected as a new member of the Company's board of directors. The merger has been structured as a tax free transaction. The transaction is expected to be completed in the first quarter of 1999. The transaction is subject to the approval of the shareholders of Storage Trust and customary regulatory approvals and other conditions.

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
         -----------------------------------------------------------------------
         OF OPERATIONS
         -------------

                  Forward Looking Statements
                  --------------------------
                  Management's Discussion and Analysis of Financial Condition and Results of Operations contains "forward looking" statements that involve risks and uncertainties and are based upon a number of assumptions. Actual results and trends may differ materially depending upon a number of factors. Information regarding these factors is contained in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997 and in the reports for the quarterly periods on Form 10-Q for the quarters ended March 31, 1998 and June 30, 1998.

                  Results of Operations
                  ---------------------
                  Net income for the three months ended September 30, 1998 was $62,286,000 compared to $46,548,000 for the same period in 1997, representing an increase of $15,738,000 or 33.8%. Net income for the nine months ended September 30, 1998 was $167,849,000 compared to $133,117,000 for the same period in 1997, representing an increase of $34,732,000 or 26.1%. The increases in net income for the three and nine months ended September 30, 1998 compared to the same periods in 1997 was primarily the result of improved property operations and the acquisition of additional real estate facilities and partnership interests during 1997 and 1998. The variance in the three month periods also reflects a decrease in startup operating losses on the Company's Pickup and Delivery business, while the variance in the nine month periods also reflects an increase in such losses.

                  Net income allocable to common shareholders was $43,233,000 or $0.37 per common share on a diluted basis (based on 116,726,000 weighted average diluted shares) for the three months ended September 30, 1998 compared to $28,232,000 or $0.27 per common share on a diluted basis (based on 103,536,000 weighted average diluted shares) for the same period in 1997. In computing net income per common share, dividends to the Company's preferred shareholders ($19,053,000 and $18,316,000 for the three months ended September 30, 1998 and 1997, respectively) have been deducted from net income in determining net income allocable to the Company's common shareholders.

                  Net income allocable to common shareholders was $108,527,000 or $0.95 per common share on a diluted basis (based upon 113,762,000 weighted average diluted shares) for the nine months ended September 30, 1998 compared to $64,983,000 or $0.67 per common share on a diluted basis (based upon 97,154,000 weighted average diluted shares) for the same period in 1997. In computing net income per common share, dividends to the Company's preferred shareholders ($59,322,000 and $68,134,000 for the nine months ended September 30, 1998 and 1997, respectively) have been deducted from net income in determining net income allocable to the Company's common shareholders.

                  Net income allocable to common shareholders has been negatively impacted by operating losses generated from the portable self-storage business of $6,933,000 or approximately $0.06 per common share on a diluted basis for the three months ended September 30, 1998, compared to $12,069,000 or approximately $0.12 per common share on a diluted basis for the same period in 1997. Losses on the portable self-storage business for the nine months ended September 30, 1998 were $25,157,000 or approximately $0.22 per common share, compared to $21,185,000 or approximately $0.22 per common share for the same period in 1997.

                  Net income allocable to common shareholders was reduced by $13,412,000 in the nine months ended September 30, 1997 as a result of a special dividend on the Series CC Convertible Preferred Stock paid at the end of the first quarter of 1997. As a result of the special dividend, the Company would not have to pay another dividend with respect to this stock until the quarter ended March 31, 1999. During the second quarter of 1997, the Series CC Convertible Preferred Stock converted into common stock of the Company. Accordingly, all of the $13,412,000 of dividends were treated in the second quarter of 1997 as an allocation of net income to the preferred shareholders in determining the allocation of net income to the common shareholders.

                  Real Estate Operations
                  ----------------------
                  Rental income and cost of operations have increased for the nine months ended September 30, 1998 compared to the same period in

         1997 due to the Company's merger and acquisition activities throughout 1997 and 1998. As a result of these activities, the number of self storage facilities included in the Company's consolidated financial statements has increased from 863 at September 30, 1997 to 951 at September 30, 1998.

                  SELF-STORAGE OPERATIONS: The Company's self-storage operations account for the vast majority of the total property operations and represent the largest comparison variances from period to period. The following table outlines the historical operating results of self-storage operations.

          Summary of Self-storage operations - Historical
          -----------------------------------------------

                                           Three months ended                            Nine months ended
                                             September 30,                                 September 30,
                                     ----------------------------                    --------------------------
                                          1998           1997          Change            1998          1997        Change
                                     -------------  -------------     --------       ------------  ------------   --------
                                                            (Amounts in thousands, except per square foot data)

Rental income
    Pre - 1997 Acquisitions...        $  94,656        $  88,195         7.3%         $ 273,788      255,213        7.3%
    1997 and 1998 acquisitions           34,729           14,113                         87,162       18,585
                                     -------------  -------------     --------       ------------  ------------   --------
                                        129,385          102,308        26.5%           360,950      273,798       31.8%
                                     -------------  -------------     --------       ------------  ------------   --------

Cost of Operations (before
    depreciation)
    Pre - 1997 Acquisitions...           27,705           25,736         7.7%            82,312       77,305        6.5%
    1997 and 1998 acquisitions           10,050            3,881                         26,281        5,087
                                     -------------  -------------     --------       ------------  ------------   --------
                                         37,755           29,617        27.5%           108,593       82,392       31.8%
                                     -------------  -------------     --------       ------------  ------------   --------

Net operating income
    Pre - 1997 Acquisitions...           66,951           62,459         7.2%           191,476      177,908        7.6%
    1997 and 1998 acquisitions           24,679           10,232                         60,881       13,498
                                     -------------  -------------     --------       ------------  ------------   --------
                                      $  91,630        $  72,691        26.1%         $ 252,357    $ 191,406       31.8%
                                     =============  =============     ========       ============  ============   ========

Net rentable square feet (at the
  end of the period, in 000's)....        57,061          52,031         9.7%            57,061       52,031        9.7%

Number of facilities (at the end
  of the period)..................          951             863         10.2%               951          863       10.2%

PRE - 1997 ACQUISITIONS:

Weighted average annualized
  realized rent per occupied
  square foot.....................         $9.60           $8.88         8.1%             $9.36         $8.76       6.8%
Weighted average annualized
  scheduled rent per square foot..         $9.72           $9.36         3.8%             $9.72         $9.36       3.8%
Weighted average occupancy for
  the period......................         93.2%           93.3%        (0.1%)            92.3%         91.2%       1.1%


                  Rental income for the three months ended September 30, 1998 is net of promotional discounts totaling $3.7 million compared to $4.0 million for the same period in 1997. Rental income for the nine months ended September 30, 1998 is net of promotional discounts totaling $11.4 million compared to $10.3 million for the same period in 1997. In addition, included in cost of operations for the three months ended September 30, 1998 are costs associated with the telephone reservation center and advertising totaling $2.0 million, compared to $1.2 million for the same period in 1997. Included in cost of operations for the nine months ended September 30, 1998 are costs associated with the telephone reservation center and advertising totaling $5.0 million, compared to $2.2 million for the same period in 1997.

                  In 1997 and through September 30, 1998, the Company acquired a total of 230 self-storage facilities, of which 221 were existing mature facilities obtained from affiliated entities and managed by the Company, 4 were newly developed facilities and 5 were third party acquisitions of existing mature facilities. Accordingly, the Company has knowledge of the historical operations of the existing mature facilities obtained from affiliates prior to when the Company acquired the facilities. The following table summarizes the pro forma operating results of all of the Company's self-storage facilities, excluding the development facilities summarized in the table which follows, assuming that the Company owned all of the facilities as of January 1, 1997:

          Pro forma summary of self-storage operations:
          ---------------------------------------------

                                      Three months ended                              Nine months ended
                                        September 30,                                   September 30,
                                 ----------------------------                    --------------------------
                                     1998           1997          Change             1998         1997         Change
                                 -------------  -------------    --------        ------------  ------------   --------
                                          Pro forma                                       Pro forma
                                                                  (Amounts in thousands)
Rental income.................     $128,469       $119,466         7.5%            $371,274       $345,268        7.5%

Cost of operations............       37,386         34,923         7.1%             111,733        105,589        5.8%
                                 -------------  -------------    --------        ------------  ------------   --------

Net operating income..........     $ 91,083       $ 84,543         7.7%            $259,541      $ 239,679        8.3%
                                 =============  =============    ========        ============  ============   ========

                  The above table excludes the property operations of the Company's newly developed properties (2 opened in 1998, 2 opened in 1997 and 4 opened in 1996) which are in various stages of "fill-up." The aggregate development cost of these 8 facilities totaled approximately $37 million. The historical property operations with respect to these facilities are as follows:

                                      Three months ended                              Nine months ended
                                        September 30,                                   September 30,
                                 ----------------------------                    --------------------------
                                     1998           1997        Change                1998          1997       Change
                                 -------------  -------------    --------        ------------  ------------   --------
                                                                  (Amounts in thousands)
Rental income.................     $  916         $  651          40.7%             $ 2,449       $ 1,332        83.9%

Cost of operations............        369            277          33.2%                 917           723        26.8%
                                 -------------  -------------    --------        ------------  ------------   --------
Net operating income..........     $  547         $  374          46.3%             $ 1,532        $  609       151.6%
                                 =============  =============    ========        ============  ============   ========

                  Through September 30, 1998, the majority of the Company's self-storage development activities have been conducted within the Development Joint Venture, a partnership created in April 1997 between the Company and a state pension plan to fund the development of approximately $220 million of self-storage facilities. The Development Joint Venture is funded solely with equity capital consisting of 30%
         from the Company and 70% from the state pension fund. Due to the Company's ownership in the Development Joint Venture being less than 50% and the Company's lack of control, the operations of the Development Joint Venture are not consolidated with the Company's. The Company accounts for its investment using the equity method, accordingly, its pro rata share of the operations of the Development Joint Venture are reflected in "Equity earnings from real estate entities."

                  COMMERCIAL PROPERTY OPERATIONS: The Company's commercial property operations principally consist of the operations of PSBP, an affiliated real estate investment trust. The following table sets forth the historical commercial property amounts included in the Company's financial statements:

          Commercial Property Operations - Historical
          -------------------------------------------

                                      Three months ended                              Nine months ended
                                        September 30,                                   September 30,
                                 ----------------------------                    --------------------------
                                     1998           1997          Change             1998           1997       Change
                                 -------------  -------------    --------        ------------  ------------   ---------
                                                                     (Amounts in thousands)

Rental income.................      $ 1,833        $11,526       (84.1)%           $ 21,229       $ 27,694      (23.3)%

Cost of operations............          685          4,277       (84.0)%              7,187         11,034      (34.9)%
                                 -------------  -------------    --------        ------------  ------------   ---------
Net operating income..........      $ 1,148        $ 7,249       (84.2)%           $ 14,042       $ 16,660      (15.7)%
                                 =============  =============    ========        ============  ============   =========


                  During the second quarter of 1998, the Company's ownership interest in PSBP was reduced below 50%, and accordingly, the Company ceased to have a controlling interest in PSBP. As a result, effective April 1, 1998, the Company no longer includes the accounts of PSBP in its consolidated financial statements and has accounted for its investment during the second and third quarters of 1998 using the equity method (see "Equity in earnings of real estate entities"). The income statement for the nine months ended September 30, 1998 includes the consolidated operating results of PSBP for the three months ended March 31, 1998. The significant decrease in rental income and cost of operations for the three and nine months ended September 30, 1998 reflects the Company's deconsolidation of PSBP.

                  The following table summarizes the pro forma commercial operations of the Company assuming that the operations of PSBP were not consolidated with the Company's accounts (i.e., as if the Company had consistently used the equity method of accounting for its investment in
         PSBP):

          Pro forma summary of commercial operations:
          -------------------------------------------

                                      Three months ended                              Nine months ended
                                        September 30,                                   September 30,
                                 ----------------------------                    --------------------------
                                     1998           1997          Change             1998          1997        Change
                                 -------------  -------------    --------        ------------  ------------   ---------
                                          Pro forma                                       Pro forma
                                                                     (Amounts in thousands)

Rental income.................       $1,833         $1,734         5.7%              $5,369         $5,073        5.8%

Cost of operations............          685            693        (1.2%)              2,076          2,160       (3.9%)
                                 -------------  -------------    --------        ------------  ------------   ---------
Net operating income..........       $1,148         $1,041        10.3%              $3,293         $2,913       13.0%
                                 =============  =============    ========        ============  ============   =========


                  EQUITY IN EARNINGS OF REAL ESTATE ENTITIES: In addition to its ownership of 12,459,328 common shares and operating partnership units in PSBP, the Company had general and limited partnership interests in 26 limited partnerships at September 30, 1998 (PSBP and the limited partnerships are collectively referred to as the "Unconsolidated Entities"). Due to the Company's limited ownership interest and control of these entities, the Company does not consolidate the accounts of these entities for financial reporting purposes, and accounts for such investments using the equity method.

                  Equity in earnings of real estate entities for the three and nine months ended September 30, 1998 consists of the Company's pro rata share of the Unconsolidated Entities based upon the Company's ownership interest for the period. The following table sets forth the significant components of the Company's equity in earnings of real estate entities.

          Historical summary:
          -------------------

                                       Three months ended                             Nine months ended
                                          September 30,                                 September 30,
                                 ----------------------------                    --------------------------
                                       1998           1997       Change               1998          1997       Change
                                 -------------  -------------    --------        ------------  ------------   ---------
                                                                     ( Amounts in thousands)
Property operations:
    PSBP.....................          $7,437      $       -     $7,437              $14,881    $        -    $14,881
    Development Joint Venture             252             58        194                  432            40        392
    Other partnerships.......           3,061          7,004     (3,943)              13,729        24,969    (11,240)
                                 -------------  -------------    --------        ------------  ------------   ---------
                                       10,750          7,062      3,688               29,042        25,009      4,033
                                 -------------  -------------    --------        ------------  ------------   ---------

Depreciation:
    PSBP.....................          (2,423)             -     (2,423)              (4,818)            -     (4,818)
    Development Joint Venture            (173)           (58)      (115)                (364)          (70)      (294)
    Other partnerships.......            (667)        (2,422)     1,755               (4,720)       (9,107)     4,387
                                 -------------  -------------    --------        ------------  ------------   ---------
                                       (3,263)        (2,480)      (783)              (9,902)       (9,177)      (725)
                                 -------------  -------------    --------        ------------  ------------   ---------

Other: (1)
    PSBP.....................            (275)             -       (275)                (776)            -       (776)
    Development Joint Venture              29             25          4                   87            43         44
    Other partnerships.......            (579)          (193)      (386)              (1,853)       (1,223)      (630)
                                 -------------  -------------    --------        ------------  ------------   ---------
                                         (825)          (168)      (657)              (2,542)       (1,180)    (1,362)
                                 -------------  -------------    --------        ------------  ------------   ---------

Total equity in earnings of
  real estate entities.......          $6,662         $4,414     $2,248              $16,598       $14,652     $1,946
                                 =============  =============    ========        ============  ============   =========

         (1) "Other" reflects the Company's share of general and administrative expense, interest expense, interest income, and other non-property, non-depreciation related operating results of these entities.

                  Equity in earnings of real estate entities increased $2,248,000 and $1,946,000 in the three and nine months ended September 30, 1998 from the same periods in 1997. These increases include the impact of the Company's deconsolidation of PSBP, where the Company's share of earnings of PSBP after March 31, 1998 is reflected in equity in earnings of real estate entities. These impacts was partially offset by the impact of affiliated REIT mergers and the acquisition of partnership interests which occurred in 1997 and 1998 resulting in the consolidation of additional ownership entities.

                  PORTABLE SELF-STORAGE BUSINESS: Public Storage Pick-up & Delivery ("PSPUD") incurred approximately $6.9 million of operating losses during the third quarter of 1998 compared to operating losses of approximately $12.1 million for the same period in 1997. The Company believes that the quarterly losses from the PSPUD operations peaked during the third quarter of 1997. Operating losses of PSPUD were approximately  $10.5  million  for the  fourth  quarter  of 1997,  $9.9 million for the first quarter of 1998, $8.3 million for the second quarter of 1998, and $6.9 million for the third quarter of 1998. The Company believes this trend of decreasing operating losses will continue with increases in PSPUD's revenues.

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

                  During the three months ended September 30, 1998, the Company's property management operations generated net operating income of $1,162,000 on revenues of $1,388,000 and expenses of $226,000 as compared to net operating income of $2,018,000 on revenues of $2,376,000 and expenses of $358,000 during the same period in 1997. During the nine months ended September 30, 1998, the Company's property management operations generated net operating income of $4,025,000 on revenues of $4,805,000 and expenses of $780,000 as compared to net operating income of $7,019,000 on revenues of $8,319,000 and expenses of $1,300,000 during the same period in 1997. The decreases in property management operations are due to the Company's acquisition of facilities which it previously managed for third parties and affiliated entities for a fee, as well as the Company's deconsolidation of PSBP.

                  INTEREST AND OTHER INCOME: The Company operates additional businesses through affiliates, including retail sales of locks, boxes, and packing supplies as well as the rental of trucks. The net results of these two businesses are presented along with interest and other income, as "interest and other income." The components of interest and other income are detailed as follows:

                                             Three months ended September 30,      Nine months ended September 30,
                                             ----------------------------------   ----------------------------------
                                                1998       1997   Dollar Charge     1998        1997   Dollar Charge
                                             ----------  -------  -------------   ---------  --------- -------------
                                                                         (Amounts in thousands)
Sales of Packaging Material and Truck
Rentals:
Revenues.............................          $2,572    $1,538       $1,034        $6,243     $3,691       $2,552
Cost of operations...................          (1,764)   (1,227)        (537)       (4,897)    (2,944)      (1,953)
                                             ----------  -------  -------------   ---------  --------- -------------
          Net operating income.......             808       311          497         1,346        747          599

Interest and other income............           3,113     2,506          607        10,579      6,742        3,837
                                             ----------  -------  -------------   ---------  --------- -------------

    Total interest and other income..          $3,921    $2,817       $1,104       $11,925     $7,489       $4,436
                                             ==========  =======  =============   =========  ========= =============

                  Interest and other income principally consists of interest earned on cash balances and interest related to mortgage notes receivable. The increase in interest income for the three and nine months ended September 30, 1998 compared to the same periods in 1997 is primarily due to increased interest income on excess cash balances.

                  DEPRECIATION AND AMORTIZATION: Depreciation and amortization expense has increased $2,566,000, to $26,217,000 for the three months ended September 30, 1998 as compared to $23,651,000 for the same period in 1997. Depreciation and amortization expense has increased $15,487,000, to $79,628,000 for the nine months ended September 30, 1998 as compared to $64,141,000 for the same period in 1997. These increases are principally due to the acquisition of additional real estate facilities during 1997 and 1998, offset partially by the Company's change in accounting method with respect to its investment in PSBP.

                  GENERAL AND ADMINISTRATIVE EXPENSE: General and administrative expense has increased $773,000, to $2,684,000 for the three months ended September 30, 1998 as compared to $1,911,000 for the same period in 1997. General and administrative expense has increased $2,061,000, to $7,246,000 for the nine months ended September 30, 1998 as compared to $5,185,000 for the same period in 1997. These increases are due to the growth in the size of the Company.

                  MINORITY INTEREST IN INCOME: Minority interest in income represents the income allocable to equity interests in the consolidated entities which are not owned by the Company. Minority interest in income for the three months ended September 30, 1998 was $5,572,000 compared to $2,748,000 for the same period in 1997. Minority interest in income for the nine months ended September 30, 1998 was $16,141,000 compared to $7,777,000 for the same period in 1997.

                  The increases in minority interest in income are primarily the result of the Company's acquisition of sufficient ownership interest (but not 100% ownership) and control in affiliated partnerships allowing the inclusion of the accounts of these partnerships in the Company's consolidated financial statements combined with improved property operations for those partnerships already consolidated with the Company whereby the minority interest participate in the improved operations through increased earnings. However, these increases are partially offset in the nine-month period by the effect of the Company's deconsolidation of PSBP whereby the minority interest with respect to PSBP after March 31, 1998 was removed from the Company's consolidated financial statements.

                  SUPPLEMENTAL PROPERTY DATA

                  At September 30, 1998, the Company's investment portfolio consists of (i) wholly-owned properties owned by the Company, (ii) properties owned by real estate partnerships in which the Company has significant ownership interests (the "Consolidated Partnerships"),
         (iii) properties owned by real estate entities (partnerships and PS Business Parks Inc.) in which the Company's ownership interest and control are not sufficient to warrant the consolidation of such entities (the "Unconsolidated Entities") and (iv) three properties for the use of PSPUD. The following table summarizes the Company's investment in real estate facilities as of September 30, 1998, excluding the three real estate facilities for use by the Company's PSPUD operations:

                                              Number of Facilities in which the      Net Rentable Square Footage
                                              Company has an ownership interest             (in thousands)
                                            ------------------------------------- ---------------------------------
                                             Self-Storage Commercial              Self-Storage Commercial
                                              Facilities  Properties    Total      Facilities  Properties   Total
                                            ------------------------- ----------- ------------------------ --------
Wholly-owned facilities                            597          1        598         36,350        9        36,359
Facilities owned by Consolidated Partnerships      354          -        354         20,711        -        20,711
                                            -------------- ---------- ----------- ----------- ------------ --------
    Total consolidated facilities                  951          1        952         57,061        9        57,070

Facilities owned by Unconsolidated Entities        138         98        236          7,896     10,334      18,230
                                            -------------- ---------- ----------- ----------- ------------ --------
 Total facilities in which the Company has
 an ownership interest (A)                       1,089         99      1,188         64,957     10,343      75,300
                                            ============== ========== =========== =========== ============ ========

                  (A) Excludes three industrial facilities the Company owns which are for use by the Company's PSPUD operations.


                  In order to evaluate how the Company's overall portfolio has performed, management analyzes the operating performance of a consistent group of self-storage facilities representing 985 (57.6 million net rentable square feet) of the 1,089 self-storage facilities (herein referred to as "Same Store" self-storage facilities) which have been operated under the "Public Storage" name for at least the past three years. At September 30, 1998, the Company had ownership interests in a total of 1,089 mini-warehouse facilities. Of these 1,089 properties, 985 or 90% of the mini-warehouses have been in operation and managed by Public Storage, Inc. since January 1, 1994. The
         following  table   summarizes  the  operating   results  of  these  985
         properties:

           Same Store mini-warehouse facilities (985 facilities):
           ------------------------------------------------------
           (historical property operations)

                                   Three months ended September 30,           Nine months ended September 30,
                                ---------------------------------------      ------------------------------------
                                   1998           1997           Change        1998           1997         Change
                                ----------      -----------      ------      ---------      ---------      ------
Rental income...............     $135,397        $125,344         8.0%       $390,589       $362,226        7.8%
Cost of operations (includes
  an imputed 6% property
  management fee)...........       45,560          42,249         7.8%        135,822        127,480        6.5%
                                ----------      -----------      ------      ---------      ---------      ------
Net operating income (1)....    $  89,837       $  83,095         8.1%       $254,767       $234,746        8.5%
                                ==========      ===========      ======      =========      =========      ======

Gross profit margin (2).....        66.4%          66.3%          0.1%         65.2%          64.8%         0.4%
-----------------------------------------------------------------------------------------------------------------
Weighted Average:
  Occupancy during the
     period..............           93.6%          93.6%          0.0%         92.6%          91.6%         1.0%

   Annualized realized rent
     per sq. ft. for
     period.(3).............       $10.08          $9.24          9.1%         $9.72          $9.12         6.6%

   Annualized scheduled rent
     per sq. ft. for period..      $10.32          $9.84          4.9%        $10.20          $9.84         3.7%

         1. Assumes payment of property management fees on all facilities, including those facilities owned by the Company for which no fee is paid.

         2. Gross profit margin is computed by dividing property net operating income (which excludes depreciation expense) by rental revenues. Cost of operations include a 6% management fee. The gross profit margin excluding the property management fee was 72.4% and 72.3% for the three months ended September 30, 1998 and 1997, respectively; and 71.2% and 70.8% for the nine months ended September 30, 1998 and 1997, respectively.

         3. Realized rent per square foot represents the actual revenue earned per occupied square foot during the period - annualized. Management believes this is a more relevant measure than the scheduled rental rates, since scheduled rates can be discounted through the use of promotions.

                  Rental income for the Same Store facilities included promotional discounts totaling $3.6 million for the three months ended September 30, 1998, compared to $4.8 million for the same period in 1997. Rental income for the Same Store facilities included promotional discounts totaling $12.0 million for the nine months ended September 30, 1998, compared to $13.6 million for the same period in 1997. Promotional discounts are attributable to promotional activities offered through the national telephone reservation center.

                  Cost of operations for the three months ended September 30, 1998 increased due to (i) advertising and promotion, which increased $779,000 due primarily to the Company's national telephone reservations center and television advertising in certain markets, (ii) property taxes, which increased $622,000, due primarily to higher assessments and (iii) management fees, which increased $535,000, due to increased rental income. Cost of operations for the nine months ended September 30, 1998 increased due to (i) advertising and promotion, which increased $3.3 million due primarily to the Company's national telephone reservations center and television advertising in certain markets and (ii) property taxes, which increased $2.2 million, due primarily to higher assessments and (iii) management fees, which increased $1.7 million, due to increased rental income.

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

                  Net cash provided by operations  (as  determined in accordance with generally accepted accounting principles) reflects the cash generated from the Company's business before distributions to various equity holders, including the preferred shareholders, capital expenditures or mandatory principal payments on debt. Net cash provided by operations has increased to $273,520,000 from $214,212,000 for the nine months ended September 30, 1998 and 1997, respectively.

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

                                                                 For the Nine Months Ended September 30,
                                                                 ---------------------------------------
                                                                       1998                   1997
                                                                 -----------------  --------------------
                                                                         (Amounts in thousands)

Net income..................................................        $ 167,849               $ 133,117
Depreciation and amortization...............................           79,628                  64,141
Depreciation    from    unconsolidated    real   estate
  investments...............................................            9,902                   9,177
Minority interest in income.................................           16,141                   7,777
                                                                 -----------------  --------------------
  Net cash provided by operating activities.................          273,520                 214,212
Distributions from operations to minority interests
  (funds from operations allocable to minority
  interests) ...............................................          (25,565)                (14,106)
                                                                 -----------------  --------------------
Cash from operations/FFO available to the Company's
  shareholders..............................................          247,955                 200,106
Less: preferred stock dividends (A).........................          (59,322)                (54,722)
                                                                 -----------------  --------------------
Cash from operations/FFO available to common
  shareholders..............................................          188,633                 145,384
Capital improvements to maintain facilities.................          (19,257)                (24,056)
Add back: minority interest share of capital
  improvements..............................................            1,582                   1,403
                                                                 -----------------  --------------------
Funds available for principal payments on debt, common
  dividends and reinvestment................................          170,958                 122,731
Cash distributions to common shareholders...................          (75,270)                (63,076)
                                                                 -----------------  --------------------
Funds available for principal payments on debt and
  investment................................................        $  95,688               $  59,655
                                                                 =================  ====================


                  (A) 1997 amount excludes $13,412 non-recurring payment of dividends with respect to Series CC Convertible Preferred Stock.

                  See the consolidated statements of cash flows for the nine months ended September 30, 1998 and 1997 for additional information regarding the Company's investing and financing activities.

                  FFO increased to $247,955,000 for the nine months ended September 30, 1998 compared to $200,106,000 for the same period in 1997. FFO applicable to the common shareholders (after deducting preferred stock dividends) increased to $188,633,000 for the nine months ended September 30, 1998 compared to $145,384,000 for the same period in 1997. FFO is used by many financial analysts in evaluating REITs. The Company defines FFO as net income (loss) (computed in accordance with GAAP) before (i) gain (loss) on disposition of real estate, adjusted as follows: (i) plus depreciation and amortization, and (ii) less FFO attributable to minority interest. The National Association of Real Estate Investment Trusts, Inc. ("NAREIT") definition of FFO does not specifically address the treatment of minority interest in the determination of FFO. In the case of the Company, FFO represents amounts attributable to its shareholders after deducting amounts attributable to the minority interests. FFO does not take into consideration scheduled principal payments on debt, capital improvements, distributions and other obligations of the Company.

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

                  Over the past four years, the Company's distribution policy has enabled it to retain significant funds (after capital improvements) to make additional investments and debt reductions. During the first nine months of 1998 and 1997, the Company distributed to common shareholders approximately 44.0% and 51.4% of its FFO available to common shareholders, respectively, allowing it to retain approximately $95.7 million and $59.7 million, respectively, after satisfying its capital improvements and dividend requirements.

                  DISTRIBUTION REQUIREMENTS: During the first nine months of 1998, the Company paid dividends totaling $57,159,000 to the holders of the Company's Senior Preferred Stock, $2,163,000 to the holders of the Convertible Preferred Stock, and $75,270,000 to the holders of Common Stock. On June 1, 1998, the Company exercised its option to redeem the Convertible Preferred Stock for Common Stock, and the redemption was effective July 1, 1998. Distribution requirements for fiscal 1998 with respect to the Senior Preferred Stock and Convertible Preferred Stock (prior to the redemption) will be approximately $78 million.

                  CAPITAL IMPROVEMENT REQUIREMENTS: During 1998, the Company has budgeted approximately $23.0 million for capital improvements for its self-storage facilities. The minority interests' share of the estimated capital improvements is approximately $3.5 million. During the first nine months of 1998, the Company incurred capital improvements of approximately $19.3 million, of which $857,000 was for PSBP in the first quarter of 1998 and the remainder was for all of the Company's other facilities.

                  DEBT SERVICE REQUIREMENTS: The Company does not believe it has any significant refinancing risks with respect to its mortgage debt, all of which is at a fixed rate. At September 30, 1998, the Company had total outstanding notes payable of $85.6 million. Approximate principal maturities of notes payable at September 30, 1998 are as follows:

                                                   Fixed Rate
                                                  Mortgage Debt
                            7.08% Unsecured        (Weighted
                             Senior Notes    average rate of 10.4%)      Total
                             ------------    ----------------------   ----------
                                          (Amounts in thousands)
1998 (remainder of)            $   3,625           $     565          $   4,190
1999                               8,000               6,398             14,398
2000                               8,750               2,622             11,372
2001                               9,500               2,910             12,410
2002                               9,750               3,229             12,979
Thereafter                        10,000              20,268             30,268
                             ------------    ----------------------   ---------
                               $  49,625           $  35,992          $  85,617
                            =============    ======================   =========

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

                  The Company's portfolio of real estate facilities remains substantially unencumbered. At September 30, 1998, the Company had debt outstanding of $85.6 million and had consolidated real estate facilities with a book value of $2.6 billion. The Company, however, has been averse to financing its acquisitions with debt and generally will only increase its mortgage borrowing through the assumption of pre-existing debt on acquired real estate facilities.

                  Over the past three years the Company has funded substantially all of its acquisitions with permanent capital (both common and preferred stock). Unlike many other real estate companies, the Company has elected to use preferred stock despite the fact that the coupon rates of its preferred stock exceeds current rates on conventional debt. The Company has chosen this alternative for the following reasons: (i) the Company's perpetual preferred stock has no sinking fund requirements or maturity date and does not require redemption, all of which eliminate any future refinancing risks, (ii) preferred stock allows the Company to leverage the common stock without the attendant interest rate or refinancing risks of debt, and (iii) dividends on the preferred stock can be applied to the Company's REIT distributions requirements, which have helped the Company to satisfy these requirements.

                  During the first nine months of 1998, the Company issued 7,951,821 shares of common stock in public and private offerings, raising net proceeds of approximately $234.5 million. An additional 1,230,689 shares of common stock were issued in connection with the acquisition of partnership interests, and 433,526 shares were issued in connection with the merger of an affiliated REIT with the Company in May 1998.

                  REPURCHASES OF THE COMPANY'S COMMON STOCK: On June 12, 1998, the Company announced that the Board of Directors authorized the repurchase from time to time of up to 10,000,000 shares of the Company's common stock on the open market or in privately negotiated transactions. Through September 30, 1998 the Company has repurchased a total of 2,786,400 shares of common stock at an aggregate cost of $71.4 million. In the fourth quarter through November 4, 1998, the Company repurchased an additional 33,000 shares of common stock at an aggregate cost of approximately $902,000.

                  DEVELOPMENT ACTIVITIES: As previously announced, in April 1997, the Company and an institutional investor formed a joint venture partnership for the purpose of developing up to $220 million of self-storage facilities. The venture will be funded solely with equity capital consisting of 30% from the Company and 70% from the institutional investor. The Company has invested approximately $44.6 million in the joint venture at September 30, 1998.

                  During the nine months ended September 30, 1998, the joint venture opened 12 new self storage facilities that it had developed (approximately 709,000 net rentable sq. ft.). As of September 30, 1998, the joint venture was committed to developing 10 additional projects (approximately 658,000 net rentable square feet) that were in process, with total costs incurred of $34.7 million and estimated remaining costs to complete of $13.8 million.

                  The joint venture is currently reviewing the final 20 projects ($38.7 million incurred at September 30, 1998, with remaining costs to complete of $54.1 million). Upon approval of these additional 20 facilities, the joint venture will be fully committed. These 20 projects are currently being developed by the Company and the construction costs will be transferred to the joint venture once they have been approved. At September 30, 1998, included in construction in process is approximately $24.7 million, and included in real estate facilities is $14.0 million, with respect to these projects.

                  The Company has identified 49 additional self storage development projects (2,847,000 net rentable square feet) with total estimated development costs of approximately $179 million. Most of these projects have already been approved by the Board of Directors, but their development is subject to significant contingencies. The Company will fund this development through cash flow from operations, borrowings on its line of credit, the issuance of additional equity securities, or other means.

                  SUBSEQUENT  EVENT - PROPOSED MERGER WITH STORAGE TRUST REALTY:
         The Company and Storage Trust Realty ("Storage Trust"), a New York Stock Exchange listed REIT, have entered into an Agreement and Plan of Merger among Storage Trust, the Company and Newco Merger Subsidiary, Inc., a subsidiary of the Company ("PSI Sub"), dated as of November 12, 1998 (the "Merger Agreement"). Storage Trust is a fully integrated, self-managed and self-administered REIT headquartered in Columbia, Missouri, engaged in the management and ownership of 237 self-storage stores located in 16 states totaling approximately 12.5 million net rentable square feet and 109,000 units. Under the Merger Agreement, PSI Sub would be merged into Storage Trust, and each share of beneficial interest of Storage Trust would be exchanged for 0.86 shares of the Company's common stock. This exchange ratio implies an enterprise value for Storage Trust of approximately $600 million, including the assumption of approximately $192 million of indebtedness. Upon the effectiveness of the merger, the Company's board of directors would be expanded by one seat and Mr. Daniel C. Staton, Storage Trust's Chairman of the Board, would be elected as a new member of the Company's board of directors. The merger has been structured as a tax free transaction. The transaction is expected to be completed in the first quarter of 1999. The transaction is subject to the approval of the shareholders of Storage Trust and customary regulatory approvals and other conditions.

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

                  As a REIT, the Company is not taxed on that portion of its taxable income which is distributed to its shareholders provided that at least 95% of its taxable income is so distributed prior to filing of the Company's tax return. The Company has satisfied the REIT distribution requirement beginning with its taxable year for 1981.

                  IMPACT OF THE YEAR 2000 ISSUE:

                  The Company has completed an assessment of all of its hardware and software applications to identify susceptibility to what is commonly referred to as the "Y2K Issue" whereby certain computer programs have been written using two digits rather than four to define the applicable year. Any of the Company's computer programs or hardware with the Y2K Issue that have date-sensitive applications or embedded chips may recognize a date using "00" as the year 1900 rather than the year 2000, resulting in miscalculations or system failure causing disruptions of operations.

                 Many of the Company's critical applications, relative to the direct management of properties and the Company's Pickup and Delivery logistics systems, have recently been replaced and the Company believes they are already Year 2000 compliant. The Company has an implementation in process on the remaining critical applications, including its general ledger and related systems, that are believed to have Y2K issues. The Company expects the implementation to be complete by June 1999. Contingency plans have been developed for use in case the Company's implementations are not completed on a timely basis. While the Company presently believes that the impact of the Y2K Issue on its systems can be mitigated, if the Company's plan for ensuring Year 2000 Compliance and the related contingency plans were to fail, be insufficient, or not be implemented on a timely basis, Company operations could be materially impacted.

                 Certain of the Company's other non-computer related systems that may be impacted by the Y2K Issue, such as security systems, are currently being evaluated, and the Company expects the evaluation to be complete by June 1999. The Company expects the implementation of any required solutions to be complete in advance of December 31, 1999. The Company has not fully evaluated the impact of lack of Year 2000 compliance on these systems, but has no reason to believe that lack of compliance would materially impact the Company's operations.

                 The Company exchanges electronic data with certain outside vendors in the banking and payroll processing areas. The Company has been advised by these vendors that their systems are or will be Year 2000 compliant, but has requested a Year 2000 compliance certification from these entities. The Company is not aware of any other vendors, suppliers, or other external agents with a Y2K Issue that would materially impact the Company's results of operations, liquidity, or capital resources. However, the Company has no means of ensuring that external agents will be Year 2000 compliant, and there can be no assurance that the Company has identified all such external agents. The inability of external agents to complete their Year 2000 compliance process in a timely fashion could materially impact the Company. The effect of non-compliance by external agents is not determinable.

                 The total cost of the Company's year 2000 compliance activities (which primarily consists of the costs of new systems) is estimated at approximately $3.6 million, of which $2.4 million has been incurred to date. These costs are capitalized.

                 The costs of the projects and the date on which the Company believes that it will be Year 2000 compliant are based upon management's best estimates, and were derived utilizing numerous assumptions of future events. There can be no assurance that these estimates will be achieved, and actual results could differ materially from those anticipated. There can be no assurance that the company has identified all potential Y2K Issues either within the Company or at external agents. In addition, the impact of the Y2K issue on governmental entities and utility providers and the resultant impact on the Company, as well as disruptions in the general economy, may be material but cannot be reasonably determined or quantified.

         PART II. OTHER INFORMATION


         Item 1            Legal Proceedings
                           -----------------

                           PUBLIC STORAGE, INC. V AT&T CORPORATION,  ET. AL., U.
                           S. District Court for Central District of California (Filed May 20, 1998)

                                    The  Company  is  seeking   declaratory  and
                           injunctive relief and indemnification against a group of long-distance and local telephone carrier defendants and others. Certain of the defendants are demanding payments, aggregating in excess of $3 million from the Company for unauthorized, fraudulent long-distance telephone calls placed by unknown third parties through the Company's telephone lines. The District Court has dismissed the Company's claims against the long-distance and local carrier defendants, and the Company is evaluating its alternatives. The Company believes that these charges are covered by insurance, although the insurance carrier has not acknowledged coverage.

                                    Except  as   described   above  and  in  the
                           Company's 1997 Annual Report on Form 10-K, there are no material pending legal proceedings involving the Company or its subsidiaries.

         Item 5.           Other Information
                           -----------------

                                    (a) PROPOSED MERGER. The Company and Storage
                           Trust Realty ("Storage Trust"), a New York Stock Exchange listed REIT, have entered into an Agreement and Plan of Merger among Storage Trust, the Company and Newco Merger Subsidiary, Inc., a subsidiary of the Company ("PSI Sub"), dated as of November 12, 1998 (the "Merger Agreement"). Storage Trust is a fully integrated, self-managed and self-administered REIT headquartered in Columbia, Missouri, engaged in the management and ownership of 237 self-storage stores located in 16 states totaling approximately
                           12.5 million net rentable square feet and 109,000 units. Under the Merger Agreement, PSI Sub would be merged into Storage Trust, and each share of beneficial interest of Storage Trust would be exchanged for 0.86 shares of the Company's common stock. This exchange ratio implies an enterprise value for Storage Trust of approximately $600 million, including the assumption of approximately $192 million of indebtedness. Upon the effectiveness of the merger, the Company's board of directors would be expanded by one seat and Mr. Daniel C. Staton, Storage Trust's Chairman of the Board, would be elected as a new member of the Company's board of directors. The merger has been structured as a tax free transaction. The transaction is expected to be completed in the first quarter of 1999. The transaction is subject to the approval of the shareholders of Storage Trust and customary regulatory approvals and other conditions. For further information regarding the merger, see the Merger Agreement which is referenced as Exhibit 2 hereto and is incorporated herein by this reference and the Company's and Storage Trust's joint press release dated November 12, 1998 which is referenced as Exhibit 99 hereto and is incorporated herein by this reference.

                                    (b)   Revised   Deadlines   for  Receipt  of
                           Shareholder Proposals for Consideration at 1999 Annual Meeting. The Company expects to hold its 1999 Annual Meeting of Shareholders in May 1999. Any proposal that a shareholder wishes to submit for inclusion in the Company's Proxy Statement for the 1999 Annual Meeting of Shareholders ("1999 Proxy
                           Statement") pursuant to Securities and Exchange Commission Rule 14a-8 must be received by the Company no later than January 1, 1999. In addition, notice of any proposal that a shareholder wishes to propose for consideration at the 1999 Annual Meeting of Shareholders, but does not seek to include in the Company's 1999 Proxy Statement pursuant to Rule 14a-8, must be delivered to the Company no later than March 1, 1999 if the proposing shareholder wishes for the Company to describe the nature of the proposal in its 1999 Proxy Statement as a condition to exercising its discretionary authority to vote proxies on the proposal. Any shareholder proposals or notices submitted to the Company in connection with the 1999 Annual Meeting of Shareholders should be addressed to: Sarah Hass, Secretary, Public Storage, Inc., 701 Western Avenue, Glendale, California 91201-2397.

         Item 6            Exhibits and Reports on Form 8-K
                           --------------------------------


                  (a)  The following Exhibits are included herein:

                         (2) Agreement and Plan of Merger by and among Storage Trust Realty, Public Storage, Inc., and Newco Merger Subsidiary, Inc. dated as of November 12, 1998. Filed with Storage Trust's Current Report on Form 8-K dated November 12, 1998 and incorporated herein by reference.

                         (11)    Statement re: Computation of Earnings per Share

                         (12) Statement re: Computation of Ratio of Earnings to Fixed Charges

                         (27)    Financial Data Schedule

                         (99) Public Storage, Inc.'s and Storage Trust Realty's joint press release dated November 12, 1998. Filed with Storage Trust's Current Report on Form 8-K dated November 12, 1998 and incorporated herein by reference.

                  (b)   Reports on Form 8-K

                         None.

                                   SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                         DATED:  November 13, 1998

                                                PUBLIC STORAGE, INC.


                                         BY: /s/ John Reyes
                                             ---------------
                                             John Reyes
                                             Senior Vice President and
                                               Chief Financial Officer
                                                 (Principal financial officer)