Form 10-K
period 1998-12-31
PUBLIC STORAGE INC /CA
filed 1999-03-30
CIK 318380

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K


[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 [Fee Required] For the fiscal year ended December 31, 1998
                                                 -----------------

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 [No Fee Required].

For the transition period from               to               .
                              ---------------  ---------------

Commission File Number: 1-8389
                        ------

                              PUBLIC STORAGE, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

               California                                       95-3551121
----------------------------------------                  ----------------------
     (State or other jurisdiction of                         (I.R.S. Employer
     incorporation or organization)                       Identification Number)


701 Western Avenue, Glendale, California                        91201-2397
----------------------------------------                  ----------------------
(Address of principal executive offices)                        (Zip Code)


Registrant's telephone number, including area code: (818) 244-8080.
                                                    --------------

Securities registered pursuant to Section 12(b) of the Act:

                                                                                          Name of each exchange
                                  Title of each class                                      on which registered
-----------------------------------------------------------------------------------      -----------------------
10% Cumulative Preferred Stock, Series A, $.01 par value...........................      New York Stock Exchange
9.20% Cumulative Preferred Stock, Series B, $.01 par value.........................      New York Stock Exchange
Adjustable Rate Cumulative Preferred Stock, Series C, $.01 par value...............      New York Stock Exchange
9.50% Cumulative Preferred Stock, Series D, $.01 par value.........................      New York Stock Exchange
10% Cumulative Preferred Stock, Series E, $.01 par value...........................      New York Stock Exchange
9.75% Cumulative Preferred Stock, Series F, $.01 par value.........................      New York Stock Exchange
Depositary Shares Each Representing 1/1,000 of a Share of 8-7/8% Cumulative
     Preferred Stock, Series G, $.01 par value.....................................      New York Stock Exchange
Depositary Shares Each Representing 1/1,000 of a Share of 8.45% Cumulative
     Preferred Stock, Series H, $.01 par value.....................................      New York Stock Exchange
Depositary Shares Each Representing 1/1,000 of a Share of 8-5/8% Cumulative
     Preferred Stock, Series I, $.01 par value.....................................      New York Stock Exchange
Depositary Shares Each Representing 1/1,000 of a Share of 8% Cumulative Preferred..
     Stock, Series J, $.01 par value...............................................      New York Stock Exchange
Depositary Shares Each Representing 1/1,000 of a Share of 8-1/4% Cumulative
     Preferred Stock, Series K, $.01 par value.....................................      New York Stock Exchange
Depositary Shares Each Representing 1/1,000 of a Share of 8-1/4% Cumulative
     Preferred Stock, Series L, $.01 par value.....................................      New York Stock Exchange


Common Stock, $.10 par value.......................................................      New York Stock Exchange,
                                                                                               Pacific Exchange

Securities registered pursuant to Section 12(g) of the Act:

                                      None
                                ----------------
                                (Title of class)


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                [ X ] Yes [ ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to the Form 10-K. [X]

The aggregate market value of the voting stock held by non - affiliates of the registrant as of March 15, 1999:

Common Stock, $0.10 Par Value - $2,306,154,248 (computed on the basis of $26-5/8 per share which was the reported closing sale price of the Company's Common Stock on the New York Stock Exchange on March 15, 1999).

The number of shares outstanding of the registrant's classes of common stock as of March 15, 1999:

Common Stock, $.10 Par Value - 128,780,769  shares
-------------------------------------------------------

Class B Common Stock, $.10 Par Value - 7,000,000 shares
-------------------------------------------------------

Equity Stock, Series A, $.01 Par Value - 225,000 shares
-------------------------------------------------------

                       DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the proxy statement to be filed in connection with the annual shareholders' meeting to be held in 1999 are incorporated by reference into Part III.

                                     PART I

ITEM 1.  BUSINESS

FORWARD LOOKING STATEMENTS
--------------------------

         When used within this document, the words "expects," "believes," "anticipates," "should," "estimates," and similar expressions are intended to identify "forward-looking statements" within the meaning of that term in Section 27A of the Securities Exchange Act of 1933, as amended, and in Section 21F of the Securities Exchange Act of 1934, as amended. Such forward-looking statements involve known and unknown risks, uncertainties, and other factors, which may cause the actual results and performance of the Company to be materially different from those expressed or implied in the forward looking statements. Such factors include the impact of competition from new and existing self-storage and commercial facilities which could impact rents and occupancy levels at the Company's facilities; the Company's ability to evaluate, finance, and integrate acquired and developed properties into the Company's existing operations; the Company's ability to effectively compete in the markets that it does business in; the impact of the regulatory environment as well as national, state, and local laws and regulations including, without limitation, those governing Real Estate Investment Trusts; the acceptance by consumers of the Pickup and Delivery concept; the impact of general economic conditions upon rental rates and occupancy levels at the Company's facilities; and the availability of permanent capital at attractive rates.

GENERAL
-------

         Public  Storage,   Inc.  (the  "Company")  is  an  equity  real  estate
investment trust ("REIT") organized as a corporation under the laws of California on July 10, 1980. The Company is a fully integrated, self-administered and self-managed real estate investment trust ("REIT") that acquires, develops, owns and operates self-storage facilities. The Company is the largest owner and operator of self-storage space in the United States with direct and indirect equity investments in 1,094 self-storage facilities containing approximately 65.3 million square feet of net rentable space at December 31, 1998. The Company also has a significant ownership in PS Business Parks, Inc. and its operating partnership which, as of December 31, 1998, owned 106 commercial properties containing approximately 10.9 million rentable square feet of space. The Company also owns substantially all of the economic interest in a corporation engaged in the portable self-storage business.

         The Company has elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended. To the extent that the Company continues to qualify as a REIT, it will not be subject to tax, with certain limited exceptions, on the taxable income that is distributed to its shareholders.

MANAGEMENT
----------

         The Company's senior management team is headed by B. Wayne Hughes (65), Chairman and Chief Executive Officer. Mr. Hughes established the Public Storage Organization in 1972 and has successfully managed the Company through several market cycles. The Company's executive management includes: Harvey Lenkin (62), President; John Reyes (38), Senior Vice President and Chief Financial Officer; Carl B. Phelps (60), Senior Vice President - Real Estate; and Marvin M. Lotz
(56), Senior Vice President - Operations.

         The Company's senior management has a significant ownership position in the Company with executive officers, directors and their families owning approximately 42.2 million shares or 32.7% of the common stock as of March 15, 1999.

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

COMPETITION
-----------

         Competition in the market areas in which the Company operates is significant and affects the occupancy levels, rental rates and operating expenses of certain of the Company's facilities. Recent increases in development of self-storage facilities is intensifying the competition among self-storage operators in many market areas in which the Company operates.

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

         In recent years consolidation has occurred in the fragmented self-storage industry. In addition to the Company, there are three other publicly traded REITs and numerous private regional and local operators operating in the self-storage industry. The Company believes that it is well-positioned to capitalize on this consolidation trend due to its demonstrated access to capital and national presence.

BUSINESS ATTRIBUTES
-------------------

         The Company's facilities are part of a comprehensive distribution system encompassing standardized procedures, integrated reporting and information networks and centralized marketing. This distribution system is designed to maximize revenue through pricing and occupancy. In addition, the Company's subsidiaries are able to generate incremental revenue from sales of ancillary products such as truck rentals, locks, boxes and most recently portable self-storage. The distribution system was significantly enhanced during 1996 with the introduction and implementation of the national telephone reservation center and new facility management software.

         NATIONAL TELEPHONE RESERVATION SYSTEM: Commencing in early 1996, the Company began to implement a national telephone reservation system designed to provide added customer service and maximize utilization of available self-storage space. Customers calling either the Company's toll-free telephone referral system, (800) 44-STORE, or a self-storage facility are directed to the national reservation system where a representative discusses with the customer space requirements, price and location preferences and also informs the customer of other products and services provided by the Company and its subsidiaries.

         The Company believes that the national telephone reservation system has enhanced the Company's ability to effectively market both self-storage and portable self-storage facilities and is primarily responsible for the Company's increasing occupancy levels and realized rental rates experienced at the self-storage facilities during the past three years.

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

         The concept of PSPUD is to provide an alternative to a traditional self-storage facility. PSPUD delivers a storage container(s) to the customer's location where the customer, at his convenience, packs his goods into the storage container. PSPUD will subsequently return to the customer's location to retrieve the storage container(s) for storage in a central warehouse.

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

         The strategic objective of the retail expansion program is to create a "Retail Store" that will (i) rent spaces for the attached self-storage facility,
(ii) rent spaces for the other Public Storage facilities in adjacent neighborhoods, (iii) sell locks, boxes and packing materials and (iv) rent trucks and other moving equipment, all in an environment that is retail oriented. Retail stores have been retrofitted to some existing self-storage facility rental offices or "built-in" as part of the development of new self-storage facilities, both in high traffic, high visibility locations.

         ECONOMIES OF SCALE: The Company is the largest provider of self-storage space in the industry. As of December 31, 1998, the Company operated 1,129 self-storage facilities (including 35 managed for third parties) in 37 states and had over 571,000 spaces rented. The size and scope of the Company's operations have enabled it to achieve a consistently high level of profit margins and low level of administrative costs relative to revenues.

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

GROWTH STRATEGIES
-----------------

         The Company's growth strategies focus on (i) improving the operating performance of its existing properties, (ii) increasing its ownership of self-storage facilities through additional investments, (iii) improving the operating performance of its portable self-storage business, and (iv) participating in the growth of PS Business Parks, Inc. Major elements of these strategies are as follows:

         INCREASE NET CASH FLOW OF EXISTING PROPERTIES: The Company seeks to increase the net cash flow generated by its existing properties by improving average occupancy levels and achieving higher levels of realized monthly rents per occupied square foot. Over the past three years, the Company has been able to achieve both increasing occupancy levels and realized rents per occupied square foot. The Company believes that its property management personnel and systems combined with the national telephone reservation system will continue to enhance the Company's ability to meet these goals.

         ACQUIRE PROPERTIES OPERATED AND PARTIALLY OWNED BY THE COMPANY: In addition to 628 wholly owned self-storage facilities, the Company also operates, on behalf of approximately 47 ownership entities in which the Company has a partial equity interest, 466 self-storage facilities under the "Public Storage" name. From time to time, some of these self-storage facilities or interests in them are available for purchase, providing the Company with a source of additional acquisition opportunities. The Company believes these properties include some of the better located, better constructed self-storage facilities in the industry. Because these properties are managed by the Company, it is provided with reliable operating information prior to acquisition and these properties are easily integrated into the Company's portfolio.

         DEVELOP PROPERTIES IN SELECTED MARKETS: During 1995, the Company commenced construction of self-storage facilities. Since 1995, the Company and its joint venture partnership (described below) have opened a total of 33 facilities, including 19 facilities in 1998. The Company and its joint venture partnership (described below) are developing additional self-storage facilities.

         In April 1997, the Company formed a joint venture partnership (the "Development Joint Venture") with an institutional investor to participate in the development of approximately $220 million of self-storage facilities. At

December 31, 1998, the Development Joint Venture had completed construction on 24 self-storage facilities with a total cost of approximately $112.2 million, and had six facilities under construction with an aggregate cost incurred of approximately $28.6 million and total additional estimated cost to complete of $3.9 million. The Development Joint Venture is reviewing the final 20 projects (approximately 1,295,000 net rentable sq. ft), and upon approval the Development Joint Venture will be fully committed. The partnership is funded solely with equity capital consisting of 30% from the Company and 70% from the institutional investor.

         ACQUIRE PROPERTIES OWNED OR OPERATED BY OTHERS: The Company believes its presence in and knowledge of substantially all of the major markets in the United States enhances its ability to identify attractive acquisition opportunities and capitalize on the overall fragmentation in the self-storage industry. The Company maintains local market information on rates, occupancy and competition in each of the markets in which it operates. Of the more than 20,000 self-storage facilities in the United States, the Company believes that the ten largest operators manage less than 20% of the total space.

         On November 12, 1998, the Company and Storage Trust Realty agreed to merge pursuant to an Agreement and Plan of Merger. As a result of the merger, which was completed on March 12, 1999, the Company acquired 215 self-storage facilities located in 16 states totaling approximately 12.0 million net rentable square feet. See - "Management's Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources."

         PORTABLE SELF-STORAGE: At December 31, 1998, PSPUD operated 43 facilities: five are owned (and were developed) by PSPUD and the remainder of the facilities are leased from third parties. The Company has not determined the number of new facilities to be opened in 1999. PSPUD is currently developing six additional facilities and has identified one additional site for development which collectively have an aggregate estimated cost of $39.5 million.

         Due to the start-up nature of this business, PSPUD has incurred operating losses during 1998, 1997, and 1996. The quarterly losses have steadily decreased from the highest quarterly loss incurred in the quarter ended September 30, 1997. The Company believes this trend of decreasing operating losses will continue with increases in PSPUD's revenues.

         The rate of fill-up varies from facility to facility. As with the traditional self-storage facilities, PSPUD believes that the portable self-storage business experiences seasonal fluctuations in occupancy levels with occupancies generally higher in the summer months than the winter months. There can be no assurances as to the level of PSPUD's expansion, level of gross rentals, level of move-outs or profitability.

         COMMERCIAL PROPERTIES: On January 2, 1997, the Company reorganized its commercial property operations into a separate private REIT. The private REIT contributed its assets to a newly created operating partnership (the "Operating Partnership") in exchange for a general partnership interest and limited partnership interests. During 1997, the Company and certain partnerships in which the Company has a controlling interest contributed substantially all of their commercial properties to the Operating Partnership in exchange for limited partnership interests or to the private REIT in exchange for common stock. On March 17, 1998, the private REIT merged into Public Storage Properties XI, Inc., a publicly traded REIT and an affiliate of the Company and the name of the surviving corporation was changed to PS Business Parks, Inc. (the REIT and the related Operating Partnership are hereinafter referred to collectively as "PSB").

         Throughout 1998, PSB significantly increased its asset and capital base, issuing approximately 11.8 million shares of common stock for cash, raising approximately $272 million. PSB acquired commercial properties with a total of approximately 4.9 million net rentable square feet in the year ended December 31, 1998.

         At December 31, 1998, PSB owned 106 properties located in 11 states. The Operating Partnership also manages the commercial space owned by the Company and affiliated entities. As of December 31, 1998, the Company and certain partnerships in which the Company has a controlling interest owned approximately 40% of the equity interest of PSB.

FINANCING OF THE COMPANY'S GROWTH STRATEGIES
--------------------------------------------

          The Company has and expects to continue to fund its growth strategies primarily through the use of permanent capital. Permanent capital for the Company has generally consisted of retained operating cash flows, and the issuance of both common and preferred stock. In addition, as discussed above, during 1997 and 1998, substantially all of the Company's development activities were conducted through the Development Joint Venture with an institutional investor. The venture is funded solely with equity capital consisting of 30% from the Company and 70% from the institutional investor.

          The Company currently has a $150 million unsecured credit facility with a bank group led by Wells Fargo Bank, which the Company uses as a temporary source of acquisition financing. The Company seeks to ultimately finance all acquisitions with permanent capital to eliminate refinancing and interest rate risk. As of March 15, 1999, there were no borrowings on this credit facility.

         See "Management's Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources."

INVESTMENTS IN REAL ESTATE FACILITIES
-------------------------------------

The Company has invested directly and indirectly in self-storage facilities, and to a lesser extent in existing commercial properties containing commercial and industrial rental space, principally through (i) the acquisition of wholly-owned properties, (ii) the acquisition of limited and general partnership interests in real estate partnerships owning self-storage facilities and/or commercial properties and (iii) the acquisition of common stock of other REITs owning self-storage facilities and/or commercial properties. The following table outlines the Company's ownership interest in self-storage facilities and commercial properties:

                                                            At December 31, 1998
                                        --------------------------------------------------------------
                                           Number of Real Estate          Net Rentable Square Feet
                                                 Facilities                   (in thousands)
                                        -----------------------------    -----------------------------
                                         Self-storage     Commercial     Self-storage      Commercial
                                        -------------   -------------    -------------   -------------
Consolidated facilities:
     Wholly-owned by the Company                  628               1          38,419                9
     Owned by controlled entities                 323               -          18,690                -
                                        -------------   -------------    -------------   -------------
                                                  951               1          57,109                9
                                        -------------   -------------    -------------   -------------

Facilities owned by unconsolidated entities:
     Institutional partnerships                    26               -           1,623                -
     Foreign partnerships                          36               -           2,044                -
     Development Joint Venture                     24               -           1,448                -
     PSB                                            -             106               -           10,930
     Other                                         57               -           3,054                -
                                        -------------   -------------    -------------   -------------
                                                  143             106           8,169           10,930
                                        -------------   -------------    -------------   -------------
        Totals                                  1,094             107          65,278           10,939
                                        =============   =============    =============   =============

         FACILITIES OWNED BY CONTROLLED ENTITIES: From 1983 through 1987, the Company and a series of eight limited partnerships (the "PSP Partnerships") jointly invested in an aggregate of 211 real estate facilities through general partnerships (the "Joint Ventures"). At December 31, 1998, the Joint Ventures and the PSP Partnerships had a total of 200 and 26 self-storage facilities, respectively. Six of the PSP partnerships are public limited partnerships; in 1998 the Company acquired the remaining minority limited partnership interests in two of these partnerships which were previously public limited partnerships. The Company has an indirect interest in these facilities through its ownership of both limited and general partnership interests.

         The Company, through its direct ownership interests in the Joint Ventures combined with its limited and general partnership interests owns a controlling interest in each of the PSP Partnerships. Accordingly, the Company consolidates the assets, liabilities, and results of operations of these eight partnerships in the Company's financial statements.

         The Company also has significant ownership interests in and control both as limited partner and general partner of 13 other limited partnerships which own in aggregate 97 self-storage facilities. The accounts of these 13 limited partnerships are also included in the Company's consolidated financial statements.

FACILITIES OWNED BY UNCONSOLIDATED ENTITIES
-------------------------------------------

         At December 31, 1998, the Company had ownership interests in PSB and 26 limited partnerships, consisting of 2 institutional partnerships that owned 26 properties, 14 partnerships with foreign investors that owned 36 properties, and 10 other partnerships that owned 81 properties (collectively the "Unconsolidated Entities"). The Company's ownership interest in these entities is less than 50%. Due to the Company's limited ownership interest and control of these entities, the Company does not consolidate the accounts of these entities for financial reporting purposes and accounts for such investments using the equity method.

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

         PARTNERSHIPS WITH FOREIGN INVESTORS: Under the partnership agreements for the partnerships with foreign investors, the general partners are generally entitled to 8% of "cash flow from operations" until distributions to the limited partners equal 105% to 115% of their investment ("cross-over"); after cross-over, the general partners are entitled to 28% of cash flow from operations (including 3% to a general partner unaffiliated with the Company). Limited partners generally receive all of the sale and financing proceeds until such proceeds from a property equal 105% to 115% of the investment in the property; the general partners are entitled to receive the next sale or financing proceeds from that property up to an amount equal to 40% of the sale or financing proceeds previously distributed to limited partners from that property; and any additional sale or financing proceeds generated by the same property are distributed 72% to the limited partners and 28% to the general partners (including 3% to the third general partner). The general partners are also entitled to 1% of the limited partnership interest in respect of their capital investment.

         DEVELOPMENT JOINT VENTURE: In April 1997, the Company formed a joint venture partnership with an institutional investor to participate in the development of approximately $220 million of self-storage facilities. The venture is funded solely with equity capital consisting of 30% from the Company and 70% from the institutional investor.

         PSB: The Company and certain of the PSP Partnerships that it controls owns approximately 40% of the shares and operating partnership units of PSB at December 31, 1998. The Company's interest is reflected in its ownership of 5,201,072 common shares, as well as 7,305,355 operating partnership units that are convertible at a one-to-one ratio at the option of the Company, subject to certain limitations, into common shares of PSB and participate equally at a one-to-one ratio in dividends with PSB's common shares. PSB owned 106 commercial facilities with an aggregate of 10.9 million net rentable square feet at December 31, 1998.

         OTHER PARTNERSHIPS: The sharing arrangements between the general and limited partners the other partnerships are the same as in the institutional partnerships.

PROHIBITED INVESTMENTS AND ACTIVITIES
--------------------------------------

         The Company's Bylaws prohibit the Company from purchasing properties in which the Company's officers or directors have an interest, or from selling properties to such persons, unless the transactions are approved by a majority of the independent directors and are fair to the Company based on an independent appraisal. This Bylaw provision may be changed only upon a vote of the holders of a majority of the shares of (i) Common Stock and (ii) each of the series of Senior Preferred Stock. See "Limitations on Debt" for other restrictions in the Bylaws.

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

         Under covenants of the credit facility, the Company is required to (i) maintain a balance sheet leverage ratio (as defined) of less than 0.40 to 1.00,
(ii) maintain net income of not less than $1.00 for each fiscal quarter, (iii) maintain certain cash flow and interest coverage ratios (as defined) of not less than 1.0 to 1.0 and 5.0 to 1.0, respectively and (iv) maintain a minimum total shareholders' equity (as defined). In addition, the Company is limited in its ability to incur additional borrowings (the Company is required to maintain unencumbered assets with an aggregate book value equal to or greater than three times the Company's unsecured recourse debt) or sell assets. There were no borrowings outstanding under the credit facility at March 15, 1999.

         As of December 31, 1998, the Company had outstanding note payable balances of approximately $81.4 million and no outstanding balance on the credit facility. See the notes to the consolidated financial statements for a summary of the Company's borrowings at December 31, 1998.

         Subject to a limitation on unsecured borrowings in the Company's Bylaws (described below), the Company has broad powers to borrow in furtherance of the Company's objectives. The Company has incurred in the past, and may incur in the future, both short-term and long-term indebtedness to increase its funds available for investment in real estate, capital expenditures and distributions.

LIMITATIONS ON DEBT
--------------------

         The Bylaws provide that the Board of Directors shall not authorize or permit the incurrence of any obligation by the Company which would cause the Company's "Asset Coverage" of its unsecured indebtedness to become less than 300%. Asset Coverage is defined in the Bylaws as the ratio (expressed as a percentage) by which the value of the total assets (as defined in the Bylaws) of the Company less the Company's liabilities (except liabilities for unsecured borrowings) bears to the aggregate amount of all unsecured borrowings of the Company. This Bylaw provision may be changed only upon a vote of the holders of a majority of the shares of (i) Common Stock and (ii) each of the series of Senior Preferred Stock.

         The Company's Bylaws prohibit the Company from issuing debt securities in a public offering unless the Company's "cash flow" (which for this purpose means net income, exclusive of extraordinary items, plus depreciation) for the most recent 12 months for which financial statements are available, adjusted to give effect to the anticipated use of the proceeds from the proposed sale of debt securities, would be sufficient to pay the interest on such securities. This Bylaw provision may be changed only upon a vote of the holders of a majority of the shares of (i) Common Stock and (ii) each of the series of Senior Preferred Stock.

         Without the consent of the holders of a majority of each of the series of Senior Preferred Stock, the Company will not take any action that would result in a ratio of "Debt" to "Assets" (the "Debt Ratio") in excess of 50%. As of December 31, 1998, the Debt Ratio was approximately 2.4%. "Debt" means the liabilities (other than "accrued and other liabilities" and "minority interest") that should, in accordance with generally accepted accounting principles, be reflected on the Company's consolidated balance sheet at the time of determination. "Assets" means the Company's total assets that should, in accordance with generally accepted accounting principles, be reflected on the Company's consolidated balance sheet at the time of determination.

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

         A subsidiary of the Company sells locks and boxes and rents trucks to the general public and tenants to be used in securing their spaces and moving their goods. The Company believes that the availability of locks and boxes for sale and the rental of trucks promotes the rental of spaces. The balance of the equity of this subsidiary, representing all of the voting stock, is owned by the Hughes Family.

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

MERGER WITH STORAGE TRUST REALTY
--------------------------------

         On March 12, 1999, the Company and Storage Trust Realty ("Storage Trust"), a New York Stock Exchange listed REIT, completed a merger. As a result of the merger the Company acquired 215 self-storage facilities located in 16 states totaling approximately 12.0 million net rentable square feet and approximately 104,000 units. In the merger, each share of beneficial interest of Storage Trust was exchanged for 0.86 shares of the Company's common stock (approximately 13.0 million shares of the Company's stock were issued in the merger with an additional approximately 1.0 million shares reserved for issuance upon conversion of units in Storage Trust's operating partnership). In connection with the merger, the Company's board of directors has been expanded by one seat and Daniel C. Staton, previously Storage Trust's Chairman of the Board, has been elected as a new member of the Company's board of directors. The merger was structured as a tax free transaction.

ITEM 2.  PROPERTIES

         At December 31, 1998, the Company had direct and indirect ownership interests in 1,201 properties located in 38 states (the 1,094 self-storage facilities are located in 37 states):

                                                            At December 31, 1998
                                        --------------------------------------------------------------
                                                                            Net Rentable Square Feet
                                             Number of Facilities               (in thousands)
                                        -----------------------------    -----------------------------
                                         Self-storage     Commercial     Self-storage      Commercial
                                        -------------   -------------    -------------   -------------
California:
     Northern                                 131               9             7,304           1,105
     Southern                                 150              23             9,495           3,094
Texas                                         123              30             8,110           2,490
Florida                                       101               -             5,905               -
Illinois                                       67               -             4,224               -
Colorado                                       38               -             2,374               -
Washington                                     38               -             2,360               -
Georgia                                        36               -             1,898               -
New Jersey                                     35               -             2,018               -
Maryland                                       35               6             1,989           1,107
Virginia                                       33              12             2,040           1,208
New York                                       29               -             1,692               -
Ohio                                           27               -             1,650               -
Oregon                                         25              16             1,171           1,102
Nevada                                         22               -             1,409               -
Missouri                                       19               -             1,018               -
Pennsylvania                                   18               -             1,224               -
Other states (22 states)                      167              11             9,397             833
                                        -------------   -------------    -------------   -------------
     Totals                                 1,094             107            65,278          10,939
                                        =============   =============    =============   =============

         Five industrial facilities for use by PSPUD are not included in the table above.


         The Company's facilities are generally operated to maximize cash flow through the regular review and, when warranted by market conditions, adjustment of scheduled rents. For the year ended December 31, 1998, the weighted average occupancy level and the weighted average annual realized rent per rentable square foot for the Company's self-storage facilities were approximately 91.6% and $9.84, respectively, and for the commercial properties approximately 95.5% and $9.72, respectively. None of the Company's facilities involve 1% or more of the Company's total assets, gross revenues or net income.

         On March 12, 1999, in connection with the Storage Trust merger, the Company acquired 215 self-storage facilities located in 16 states totaling approximately 12.0 million net rentable square feet.

         SELF-STORAGE FACILITIES: Self-storage facilities, which comprise the majority of the Company's investments (approximately 91% based on rental income), are designed to offer accessible storage space for personal and business use at a relatively low cost. A user rents a fully enclosed space which is for the user's exclusive use and to which only the user has access on an unrestricted basis during business hours. On-site operation is the responsibility of resident managers who are supervised by area managers. Some self-storage facilities also include rentable uncovered parking areas for vehicle storage. Leases for self-storage facilities space may be on a long-term or short-term basis, although typically spaces are rented on a month-to-month basis. Rental rates vary according to the location of the property and the size of the storage space. The Company's self-storage facilities are operated under the "Public Storage" name.

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

         The Company's self-storage facilities are geographically diversified and are located primarily in or near major metropolitan markets in 37 states. Generally the Company's self-storage facilities are located in heavily populated areas and close to concentrations of apartment complexes, single family residences and commercial developments. However, there may be circumstances in which it may be appropriate to own a property in a less populated area, for example, in an area that is highly visible from a major thoroughfare and close to, although not in, a heavily populated area. Moreover, in certain population centers, land costs and zoning restrictions may create a demand for space in nearby less populated areas.

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

         COMMERCIAL PROPERTIES: The Company may invest in all types of real estate. Most of the Company's non-self-storage facilities investments are interests in business parks and low-rise office buildings, primarily through its investment in PSB. A commercial property may include both industrial and office space. Industrial space may be used for, among other things, light manufacturing and assembly, storage and warehousing, distribution and research and development activities. The Company believes that most of the office space is occupied by tenants who are also renting industrial space. The remaining office space is used for general office purposes. A commercial property may also include facilities for commercial uses such as banks, travel agencies, restaurants, office supply shops, professionals or other tenants providing services to the public. The amount of retail space in a commercial property is not expected to be significant.

         PORTABLE SELF-STORAGE FACILITIES: At December 31, 1998, PSPUD operated 43 facilities; 16 in California, seven in Texas, five in Florida, three in Georgia, three in Illinois and the remaining nine facilities are located in six other states. As with mini-warehouses, PSPUD believes that the portable self-storage business experiences seasonal fluctuations in occupancy levels with occupancies generally higher in the summer months than the winter months. Of the 43 facilities operated by PSPUD at December 31, 1998, five are owned (and were developed) by PSPUD and the remainder of the facilities are leased from third parties.

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

ITEM 3.  LEGAL PROCEEDINGS

ANDERSON V. PUBLIC STORAGE, INC., San Francisco Superior Court (filed September 19, 1997)

GRANT V. PUBLIC STORAGE, INC., San Diego Superior Court (filed October 6, 1997)

WREN V. PUBLIC  STORAGE,  INc., San Francisco  Superior Court (filed October 16,
1997)

         Each of the plaintiffs in these cases is suing the Company on behalf of a purported class of California tenants who rented storage spaces from the Company and contends that the Company's fees for late payments under its rental agreements for storage space constitutes unlawful "penalties" under California law. None of the plaintiffs has assigned any dollar amount to the claims.

         The lower court has dismissed one of the cases and the plaintiff in that case has appealed that dismissal. The Company is continuing to vigorously contest the claims in all three cases.

         There are no other material proceedings pending against the Company or any of its subsidiaries, other than ordinary routine litigation incidental to their business.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Company held an annual meeting of shareholders on November 4, 1998. Proxies for the annual meeting were solicited pursuant to Regulation 14 under the Securities Exchange Act of 1934. The annual meeting involved the following matter:

ELECTION OF DIRECTORS


                                            Number of Shares of Common Stock
                                            --------------------------------
                 Name                          Voted For         Withheld
--------------------------------            --------------    --------------
B. Wayne Hughes                               98,046,500         337,374
Harvey Lenkin                                 98,054,756         329,118
B. Wayne Hughes, Jr.                          98,021,646         362,228
Robert J. Abernethy                           98,072,866         311,008
Dann V. Angeloff                              98,045,315         338,559
William C. Baker                              98,071,632         312,242
Thomas J, Barrack, Jr.                        98,073,324         310,550
Uri P. Harkham                                98,064,110         319,764

ITEM 4A. EXECUTIVE OFFICERS OF THE COMPANY

         The following is a biographical summary of the executive officers of the Company:

         B. Wayne Hughes, age 65, has been a director of the Company since its organization in 1980 and was President and Co-Chief Executive Officer from 1980 until November 1991 when he became Chairman of Board and sole Chief Executive Officer. Mr. Hughes was Chairman of the Board and Chief Executive Officer from 1990 until March 16, 1998 of Public Storage Properties XI, Inc., which was renamed PS Business Parks, Inc. ("PSB"), an affiliated REIT. From 1989-90 until the respective dates of merger, he was Chairman of the Board and Chief Executive Officer of 18 affiliated REITs that were merged into the Company between September 1994 and May 1998 (collectively, the "Merged Public Storage REITs"). Mr. Hughes has been active in the real estate investment field for over 30 years. He is the father of B. Wayne Hughes, Jr., a director of the Company.

         Harvey Lenkin, age 62, became President and a director of the Company in November 1991. Mr. Lenkin has been employed by the Company for 21 years. He has been a director of PSB since March 16, 1998 and was President of PSB from 1990 until March 16, 1998. Mr. Lenkin was President of the Merged Public Storage REITs from 1989-90 until the respective dates of merger and was also a director of one of those REITs, Storage Properties, Inc. ("SPI"), from 1989 until June 1996. He is a member of the Board of Governors of the National Association of Real Estate Investment Trusts, Inc. (NAREIT).

         John Reyes, age 38, a certified public accountant, joined the Company in 1990 and was Controller of the Company from 1992 until December 1996 when he became Chief Financial Officer. He became a Vice President of the Company in

November 1995 and a Senior Vice President of the Company in December 1996. From 1983 to 1990, Mr. Reyes was employed by Ernst & Young.

         Carl B. Phelps, age 60, became a Senior Vice President of the Company in January 1998 with overall responsibility for property acquisition and development. From June 1991 until joining the Company, he was a partner in the law firm of Andrews & Kurth, L.L.P., which performed legal services for the Company. From December 1982 through May 1991, his professional corporation was a partner in the law firm of Sachs & Phelps, then counsel to the Company.

         Obren B. Gerich, age 60, a certified public accountant, has been a Vice President of the Company since 1980 and became Senior Vice President of the Company in November 1995. Mr. Gerich was Chief Financial Officer of the Company until November 1991. Mr. Gerich was Vice President and Secretary of the Merged Public Storage REITs from 1989-90 until the respective dates of merger.

         Marvin M. Lotz, age 56, became a Senior Vice President of the Company in November 1995. Mr. Lotz has had overall responsibility for the Company's mini-warehouse operations since 1988 and had overall responsibility for the Company's property acquisitions from 1983 until 1988.

         David Goldberg, age 49, became Senior Vice President and General Counsel of the Company in November 1995. Mr. Goldberg joined the Company's legal staff in June 1991. From December 1982 until May 1991, he was a partner in the law firm of Sachs & Phelps, then counsel to the Company.

         A. Timothy Scott, age 47, became Senior Vice President and Tax Counsel of the Company in November 1996. From June 1991 until joining the Company, he practiced tax law as a shareholder of the law firm of Heller, Ehrman, White and McAuliffe, counsel to the Company. Prior to June 1991, his professional corporation was a partner in the law firm of Sachs & Phelps, then counsel to the Company.

         David P. Singelyn, age 37, a certified public accountant, has been employed by the Company since 1989 and became Vice President and Treasurer of the Company in November 1995. Mr. Singelyn was Vice President and Controller of SPI from 1991 until June 1996. From 1987 to 1989, he was Controller of Winchell's Donut Houses, L.P.

         Sarah Hass, age 43, became Secretary of the Company in February 1992 and a Vice President of the Company in November 1995. She joined the Company's legal department in June 1991. From 1987 until May 1991, her professional corporation was a partner in the law firm of Sachs & Phelps, then counsel to the Company, and from April 1986 until June 1987, she was associated with that firm, practicing in the area of securities law. From September 1979 until September
1995, Ms. Hass was associated with the law firm of Rifkind & Sterling, Incorporated.

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


                                                Range
                                     ---------------------------
         Year          Quarter           High            Low
     ------------    ------------    ------------    ------------
         1997             1st           $30-7/8        $26-1/2
                          2nd            29-1/4         25-7/8
                          3rd            30-7/8         27
                          4th            30-5/8         26-1/8

         1998             1st            33-5/8         28-11/16
                          2nd            32-3/4         26-5/16
                          3rd            29-1/4         22-5/8
                          4th            28-1/16        24-1/4

                  As of March 15, 1999, there were approximately 22,942 holders of record of the Common Stock.

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

                  For these purposes:

         1.       FFO,  means net income  (loss)  (computed in  accordance  with
                  GAAP) before (I) gain (loss) on early  extinguishment of debt,
                  (ii) minority interest in income and (iii) gain (loss) on disposition of real estate, adjusted as follows: (i) plus depreciation and amortization (including the Company's pro-rata share of depreciation and amortization of unconsolidated equity interests and amortization of assets acquired in a merger, including property management agreements and goodwill), and (ii) less FFO attributable to minority interest. FFO is a supplemental performance measure for equity REITs as defined by the National Association of Real Estate Investment Trusts, Inc. ("NAREIT"). The NAREIT definition does not specifically address the treatment of minority interest in the determination of FFO or the treatment of the amortization of property management agreements and goodwill. In the case of the Company, FFO represents amounts attributable to its shareholders after deducting amounts attributable to the minority interests and before deductions for the amortization of property management agreements and goodwill. FFO is presented because management, as well as many industry analysts, consider FFO to be one measure of the performance of the Company and it is used in establishing the terms of the Class B Common Stock. FFO does not take into consideration scheduled principal payments on debt, capital improvements, distributions and other obligations of the Company. Accordingly, FFO is not a substitute for the Company's cash flow or net income as a measure of the Company's liquidity or operating performance or ability to pay distributions. FFO is not comparable to similarly entitled items reported by other REITs that do not define it exactly as the Company defines it.

         2. FFO per Common Share means FFO less preferred stock dividends (other than dividends on convertible preferred stock) divided by the outstanding weighted average shares of Common Stock assuming conversion of all outstanding convertible securities and the Class B Common Stock.

                  For these purposes, FFO per share of Common Stock (as defined) was $2.11 for the year ended December 31, 1998.

c.       Dividends

                  The Company has paid quarterly distributions to its shareholders since 1981, its first full year of operations.
         Distributions paid per share of Common Stock for 1998 amounted to $0.88.

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

                  For Federal tax purposes, distributions to shareholders are treated as ordinary income, capital gains, return of capital or a combination thereof. Distributions to common shareholders were $0.88, $0.88 and $0.88 for 1998, 1997 and 1996, respectively and in the case of 1997 and 1996, represent ordinary income in their entirety. For 1998, the Company's dividends to common shareholders and on all the Company's various classes of preferred stock were all ordinary income for the first, third, and fourth quarter distributions. For the second quarter of 1998, 86.110% of the dividends were characterized as ordinary income and the remainder was characterized as capital gain.

d.       Equity Stock

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

e.       Registrant's Preferred Equity

                  On October 26, 1992, the Company completed a public offering of 1,825,000 shares ($25 stated value per share) of 10% Cumulative Preferred Stock, Series A ("Series A Preferred Stock"). The Series A Preferred Stock has general preference rights over the Common Stock with respect to distributions and liquidation proceeds. During 1998, the Company paid dividends totaling $4,563,000 ($2.50 per preferred share).

                  On March 25, 1993, the Company completed a public offering of 2,300,000 shares ($25 stated value per share) of 9.20% Cumulative Preferred Stock, Series B ("Series B Preferred Stock"). The Series B Preferred Stock has general preference rights over the Common Stock with respect to distributions and liquidation proceeds. During 1998, the Company paid dividends totaling $5,488,000 ($2.30 per preferred share).

                  On June 30, 1994, the Company completed a public offering of 1,200,000 shares ($25 stated value per share) of Adjustable Rate Cumulative Preferred Stock, Series C ("Series C Preferred Stock"). The Series C Preferred Stock has general preference rights over the Common Stock with respect to distributions and liquidation proceeds. During 1998, the Company paid dividends totaling $2,024,000 ($1.688 per preferred share).

                  On September 1, 1994, the Company completed a public offering of 1,200,000 shares ($25 stated value per share) of 9.50% Cumulative Preferred Stock, Series D ("Series D Preferred Stock"). The Series D Preferred Stock has general preference rights over the Common Stock with respect to distributions and liquidation proceeds. During 1998, the Company paid dividends totaling $2,850,000 ($2.375 per preferred share).

                  On February 1, 1995, the Company completed a public offering of 2,195,000 shares ($25 stated value per share) of 10% Cumulative Preferred Stock, Series E ("Series E Preferred Stock"). The Series E Preferred Stock has general preference rights over the Common Stock with respect to distributions and liquidation proceeds. During 1998, the Company paid dividends totaling $5,488,000 ($2.50 per preferred share).

                  On May 3, 1995, the Company completed a public offering of 2,300,000 shares ($25 stated value per share) of 9.75% Cumulative Preferred Stock, Series F ("Series F Preferred Stock"). The Series F Preferred Stock has general preference rights over the Common Stock with respect to distributions and liquidation proceeds. During 1998, the Company paid dividends totaling $5,606,000 ($2.437 per preferred share).

                  On December 13, 1995, the Company completed a public offering of 6,900,000 depositary shares each representing 1/1,000 of a share of 8-7/8% Cumulative Preferred Stock, Series G ("Series G Preferred Stock")($25 stated value per depositary share). The Series G Preferred Stock has general preference rights over the Common Stock with respect to distributions and liquidation proceeds. During 1998, the Company paid dividends totaling $15,309,000 ($2.219 per preferred depositary share).

                  On January 25, 1996, the Company completed a public offering of 6,750,000 depositary shares each representing 1/1,000 of a share of 8.45% Cumulative Preferred Stock, Series H ("Series H Preferred Stock")($25 stated value per depositary share). The Series H Preferred Stock has general preference rights over the Common Stock with respect to distributions and liquidation proceeds. During 1998, the Company paid dividends totaling $14,259,000 ($2.112 per preferred share).

                  On November 1, 1996, the Company completed a public offering of 4,000,000 depositary shares each representing 1/1,000 of a share of 8-5/8% Cumulative Preferred Stock, Series I ("Series I Preferred Stock")($25 stated value per depositary share). The Series I Preferred Stock has general preference rights over the Common Stock with respect to distributions and liquidation proceeds. During 1998, the Company paid dividends totaling $8,625,000 ($2.156 per preferred share).

                  On August 25, 1997, the Company completed a public offering of 6,000,000 depositary shares each representing 1/1,000 of a share of 8% Cumulative Preferred Stock, Series J ("Series J Preferred Stock")($25 stated value per depositary share). The Series J Preferred Stock has general preference rights over the Common Stock with respect to distributions and liquidation proceeds. During 1998, the Company paid dividends totaling $12,000,000 ($2.00 per preferred share).

                  On January 19, 1999, the Company completed a public offering of 4,600,000 depositary shares each representing 1/1,000 of a share of 8-1/4% Cumulative Preferred Stock, Series K ("Series K Preferred Stock")($25 stated value per depositary share). The Series K Preferred Stock has general preference rights over the Common Stock with respect to distributions and liquidation proceeds.

                  On March 10, 1999, the Company completed a public offering of 4,600,000 depositary shares each representing 1/1,000 of a share of 8-1/4% Cumulative Preferred Stock, Series L ("Series L Preferred Stock")($25 stated value per depositary share). The Series L Preferred Stock has general preference rights over the Common Stock with respect to distributions and liquidation proceeds.

                  The Series A through Series L Preferred Stock are collectively referred to as the "Senior Preferred Stock."

                  On July 15, 1993, the Company completed a public offering of 2,300,000 shares ($25 stated value per share) of 8.25% Convertible
         Preferred Stock ("Convertible Preferred Stock"). The Convertible Preferred Stock had general preference rights over the Common Stock (and ranked junior to the Senior Preferred Stock) with respect to distributions and liquidation proceeds. During 1998 the Company paid dividends totaling $2,163,000 ($1.032 per preferred share). On July 1, 1998, the Convertible Preferred Stock was exchanged for 3,503,303 shares of common stock.

ITEM 6.  SELECTED FINANCIAL DATA

                                                                       For the year ended December 31,
                                                 -----------------------------------------------------------------------------
                                                    1998 (1)       1997 (1)       1996 (1)       1995 (1)         1994
                                                 -------------- -------------- ---------------- -------------- ---------------
                                                                    (In thousands, except per share data
Revenues:
  Rental income                                     $535,869       $434,008       $294,426         $202,134       $141,845
  Equity in earnings of real estate entities          26,602         17,569         22,121            3,763            764
  Facility management fees                             6,221         10,141         14,428            2,144              -
  Interest and other income                           13,459          9,126          7,976            4,509          4,587
                                                 -------------- -------------- ---------------- -------------- ---------------
                                                     582,151        470,844        338,951          212,550        147,196
                                                 -------------- -------------- ---------------- -------------- ---------------
Expenses:
  Cost of operations                                 212,815        174,186         94,491           72,247         52,816
  Cost of facility management                          1,066          1,793          2,575              352              -
  Depreciation and amortization                      107,482         91,356         64,967           40,760         28,274
  General and administrative                           8,972          6,384          5,524            3,982          2,631
  Interest expense                                     4,507          6,792          8,482            8,508          6,893
  Environmental cost                                       -              -              -            2,741              -
  Advisory fee                                             -              -              -            6,437          4,983
                                                 -------------- -------------- ---------------- -------------- ---------------
                                                     334,842        280,511        176,039          135,027         95,597
                                                 -------------- -------------- ---------------- -------------- ---------------
Income before minority interest                      247,309        190,333        162,912           77,523         51,599
Minority interest in income                          (20,290)       (11,684)        (9,363)          (7,137)        (9,481)
                                                 -------------- -------------- ---------------- -------------- ---------------
Net income                                          $227,019       $178,649       $153,549          $70,386        $42,118
                                                 ============== ============== ================ ============== ===============
------------------------------------------------------------------------------------------------------------------------------
PER COMMON SHARE :
Distributions                                          $0.88          $0.88          $0.88            $0.88          $0.85

Net income - Basic                                     $1.30          $0.92          $1.10            $0.96          $1.05
Net income - Diluted                                   $1.30          $0.91          $1.10            $0.95          $1.05

Weighted average common shares - Basic               113,929         98,446         77,117           41,039         23,978
Weighted average common shares - Diluted             114,357         98,961         77,358           41,171         24,077
------------------------------------------------------------------------------------------------------------------------------
BALANCE SHEET DATA
Total assets                                      $3,403,904     $3,311,645     $2,572,152       $1,937,461       $820,309
Total debt                                           $81,426       $103,558       $108,443         $158,052        $77,235
Minority interest                                   $139,325       $288,479       $116,805         $112,373       $141,227
Shareholders' equity                              $3,119,340     $2,848,960     $2,305,437       $1,634,503       $587,786
-----------------------------------------------------------------------------------------------------------------------------
OTHER DATA:
Net cash provided by operating activities           $368,675       $293,163       $245,329         $123,579        $79,180
Net cash used in investing activities              $(345,774)     $(409,151)     $(484,730)       $(248,672)     $(169,590)
Net cash provided by (used in) financing
  activities                                        $(13,131)      $130,587       $185,821         $185,378       $100,029
Funds from operations (2)                           $336,363       $272,234       $224,476         $105,199        $56,143

(1) During 1998, 1997, 1996 and 1995 the Company completed several significant business combinations and equity transactions. See Notes 3 and 10 to the Company's consolidated financial statementS.

(2) Funds from operations ("FFO"), means net income (loss) (computed in accordance with GAAP) before (i) gain (loss) on early extinguishment of debt, (ii) minority interest in income and (iii) gain (loss) on disposition of real estate, adjusted as follows: (i) plus depreciation and amortization (including the Company's pro-rata share of depreciation and amortization of unconsolidated equity interests and amortization of assets acquired in a merger, including property management agreements and excess purchase cost over net assets acquired), and (ii) less FFO attributable to minority interest. FFO is a supplemental performance measure for equity REITs as defined by the National Association of Real Estate Investment Trusts, Inc. ("NAREIT"). The NAREIT definition does not specifically address the treatment of minority interest in the determination of FFO or the treatment of the amortization of property management agreements and excess purchase cost over net assets acquired. In the case of the Company, FFO represents amounts attributable to its shareholders after deducting amounts attributable to the minority interests and before deductions for the amortization of property management agreements and excess purchase cost over net assets acquired. FFO is presented because management, as well as many analysts, consider FFO to be one measure of the performance of the Company and it is used in certain aspects of the terms of the Class B Common Stock. FFO does not take into consideration scheduled principal payments on debt, capital improvements distributions and other obligations of the Company. Accordingly, FFO is not a substitute for the Company's cash flow or net income as a measure of the Company's liquidity or operating performance or ability to pay distributions. FFO is not comparable to similarly entitled items reported by other REITs that do not define it exactly as the Company defines it.

ITEM 7.  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF  FINANCIAL  CONDITION   AND
         RESULTS OF OPERATIONS

         The following discussion and analysis should be read in conjunction with the Company's consolidated financial statements and notes thereto.

         FORWARD LOOKING STATEMENTS: When used within this document, the words "expects," "believes," "anticipates," "should," "estimates," and similar expressions are intended to identify "forward-looking statements" within the meaning of that term in Section 27A of the Securities Exchange Act of 1933, as amended, and in Section 21F of the Securities Exchange Act of 1934, as amended. Such forward-looking statements involve known and unknown risks, uncertainties, and other factors, which may cause the actual results and performance of the Company to be materially different from those expressed or implied in the forward looking statements. Such factors include the impact of competition from new and existing self-storage and commercial facilities which could impact rents and occupancy levels at the Company's facilities; the Company's ability to evaluate, finance, and integrate acquired and developed properties into the Company's existing operations; the Company's ability to effectively compete in the markets that it does business in; the impact of the regulatory environment as well as national, state, and local laws and regulations including, without limitation, those governing Real Estate Investment Trusts; the acceptance by consumers of the Pickup and Delivery concept; the impact of general economic conditions upon rental rates and occupancy levels at the Company's facilities; and the availability of permanent capital at attractive rates.

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

         The Company is the largest owner and operator of self-storage facilities in the United States with ownership interests as of December 31, 1998 in 1,094 self-storage facilities containing approximately 65.3 million net rentable square feet. All of the Company's facilities are operated under the "Public Storage" brand name, which the Company believes is the most recognized and established name in the self-storage industry. Located in the major metropolitan markets of 37 states, the Company's self-storage facilities are geographically diverse, giving it national recognition and prominence. This concentration establishes the Company as one of the most significant providers of storage space in each market in which it operates and enables it to use a variety of promotional activities, such as television and radio advertising as well as targeted discounting and referrals, which are generally not economically viable for its competitors. In addition, the Company believes that geographic diversity of the portfolio reduces the impact from regional economic downturns and provides a greater degree of revenue stability.

         Commencing in early 1996, the Company implemented a national telephone reservation system designed to provide added customer service. Customers calling either the Company's toll-free telephone referral system, (800) 44-STORE, or a self-storage facility are directed to the national reservation system where a representative discusses with the customer space requirements, price and location preferences and also informs the customer of other products and services provided by the Company and its subsidiaries. The national telephone reservation system was not fully operational for most of the Company's facilities until the latter part of the fourth quarter of 1996. Currently, the national telephone reservation system receives approximately 175,000 calls per month and has approximately 225 representatives. The Company believes that the national telephone reservation system permits effective marketing for both self-storage and portable self-storage facilities and is primarily responsible for increasing occupancy levels and realized rental rates experienced at the self-storage facilities during the past three years.

         The Company will continue to focus its growth strategies on: (i) improving the operating performance of its existing portfolio of properties,
(ii) increasing its ownership of self-storage facilities through acquisitions of facilities owned by affiliates or third party owners, (iii) developing new self-storage facilities, (iv) improving the operations of its portable self-storage operations, and (v) to a limited extent through its existing ownership interest, participating in the growth of PS Business Parks, Inc. ("PSB"), a publicly traded real estate investment trust focusing on the ownership and operation of commercial properties.

         On March 12, 1999, the Company completed a merger transaction with Storage Trust Realty ("Storage Trust"), a publicly traded real estate investment trust. In connection with the merger, the Company acquired 215 self-storage properties located in 16 states. The Company believes that the merger will benefit the shareholders of both companies by eliminating duplicative general and administrative expenses and creating economies of scale and cost efficiencies through greater critical mass. In addition, the Company believes that its national telephone reservation system will present an opportunity for increased revenues through higher occupancies of the properties acquired.

RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

         NET INCOME AND EARNINGS PER COMMON SHARE: Net income for 1998, 1997 and 1996 was $227,019,000, $178,649,000 and $153,549,000, respectively. Net income allocable to common shareholders (net income less preferred stock dividends) for 1998, 1997 and 1996 was $148,644,000, $90,256,000 and $84,950,000, respectively.
On a diluted basis, net income per common share was $1.30 per common share (based on weighted average shares outstanding of 114,357,000) for 1998, $0.91 (based on weighted average shares outstanding of 98,961,000) for 1997 and $1.10 per common share (based on weighted average shares outstanding of 77,358,000) for 1996.

         The increase in net income per share for 1998 compared to 1997 was principally the result of improved real estate operations, combined with lower operating losses generated by PSPUD's portable self-storage business totaling $31,022,000 or $0.27 per diluted common share. The decrease in net income per share for 1997 compared to 1996 was principally the result of losses generated from PSPUD's portable self-storage business which generated operating losses totaling $31,665,000 or $0.32 per diluted common share and the effect of the special dividend, discussed below.

         Net income allocable to common shareholders and net income per common share for the year ended December 31, 1997 was negatively impacted by a special dividend totaling $13,412,000, paid on the Company's Series CC Convertible Preferred Stock ("Series CC") during the first quarter of 1997. As a result of this special dividend, the Company would not be required to pay another dividend with respect to this stock until the quarter ended March 31, 1999. During the second quarter of 1997, the Series CC stock converted into common stock of the Company. Accordingly during 1997, all of the $13,412,000 ($0.14 per common share, on a diluted basis) of dividends were treated as an allocation of net income to the preferred shareholders in determining the allocation of net income to the common shareholders. The special dividend eliminated the quarterly dividend of $1.9 million (annual fixed charges of $7.6 million).

         Net income includes depreciation and amortization expense (including depreciation included in equity in earnings of real estate entities and excluding depreciation allocated to minority interests) of approximately $109,344,000 ($0.96 per common share on a diluted basis) for 1998, $93,585,000
($0.95 per common share on a diluted basis) for 1997 and $70,927,000 ($0.92 per common share on a diluted basis) for 1996.

REAL ESTATE OPERATIONS
--------------------------------------------------------------------------------

         SELF-STORAGE OPERATIONS: The Company's self-storage operations are by far the largest component of the Company's operations, representing approximately 91% of total rental revenues generated during 1998. At the end of 1995, the Company had a total of 520 self-storage facilities included in its consolidated financial statements. Since that time, the Company through acquisition and development activities has increased the number of self-storage facilities by 431 (1996 - 201 facilities, 1997 - 173 facilities and 1998 - 57 facilities). As a result of significant acquisitions of self-storage facilities in each of the past three years, year over year comparisons as presented on the Company's consolidated statements of income are not meaningful.

         In order to enhance the year over year comparisons, the following table summarizes the operating results (before depreciation) of (i) the 546 self-storage facilities (which includes the 520 facilities owned at the end of 1995 as well as facilities which were acquired on January 1, 1996) that were reflected in the Company's financial statements for the entire three years ended December 31, 1998 (the "Consistent Group") and (ii) all other facilities for which operations were not reflected in the Company's financial statement for the entire three years ended December 31, 1998 (the "Other Facilities"):

SELF-STORAGE OPERATIONS:
------------------------

                                                Year Ended December 31,                   Year Ended December 31,
                                                -----------------------    Percentage     -----------------------    Percentage
                                                  1998          1997         Change         1997          1996         Change
                                                ---------     ---------     ---------     ---------     ---------     ---------
                                                        (Dollar amounts in thousands, except rents per square foot)
Rental income:
--------------
  Consistent Group.......................        $271,922      $254,489       6.9%         $254,489     $239,717          6.2%
  Other Facilities.......................         216,369       131,051      65.1%          131,051       30,712        326.7%
                                                ---------     ---------     ---------     ---------     ---------     ---------
                                                  488,291       385,540      26.7%          385,540      270,429         42.6%
                                                ---------     ---------     ---------     ---------     ---------     ---------
Cost of operations:
-------------------
  Consistent Group.......................          81,235        76,591       6.1%           76,591       72,983          4.9%
  Other Facilities.......................          68,141        41,372      64.7%           41,372        9,511        335.0%
                                                ---------     ---------     ---------     ---------     ---------     ---------
                                                  149,376       117,963      26.6%          117,963       82,494         43.0%
                                                ---------     ---------     ---------     ---------     ---------     ---------
Net operating income:
---------------------
  Consistent Group.......................         190,687       177,898       7.2%          177,898      166,734          6.7%
  Other Facilities.......................         148,228        89,679      65.3%           89,679       21,201        323.0%
                                                ---------     ---------     ---------     ---------     ---------     ---------
                                                 $338,915      $267,577      26.7%         $267,577     $187,935         42.4%
                                                =========     =========     =========     =========     =========     =========
Consistent Group data:
----------------------
  Gross margin...........................           70.1%         69.9%       0.2%            69.9%        69.6%          0.3%
  Weighted average :
     Occupancy...........................           91.9%         91.4%       0.5%            91.4%        90.6%          0.8%
     Realized annual rent per square foot.          $9.25         $8.69       6.4%            $8.69        $8.26          5.2%
     Scheduled annual rent per square foot          $9.57         $9.21       3.9%            $9.21        $8.47          8.7%

Number of facilities:
---------------------
    Consistent group.....................             546           546        -                546          546           -
    Other Facilities.....................             405           348      16.4%              348          175         98.9%

Net rentable sq. ft.:
---------------------
    Consistent group.....................          31,979        31,979        -             31,979       31,979           -
    Other Facilities.....................          25,130        21,592      16.4%           21,592       11,438         88.8%


         For the Consistent Group of facilities, year-over-year improvements in rental income of 6.9% in 1998 and 6.2% in 1997 are the result of increases in realized rent per square foot and weighted average occupancy levels, as reflected in the table above. The Company believes that the improvement in each of these areas is due to (i) the national telephone reservation system which was implemented during 1996 and the first part of 1997, (ii) increased scheduled rental rates, and (iii) media advertising and promotional activities.

         As indicated above, the Company implemented a national telephone reservation system to provide added customer service. Customers calling either the Company's toll-free telephone referral system, (800) 44-STORE, or a local Public Storage facility, are directed to the national reservation system where a trained representative discusses with the customer space requirements, price and location preferences and also informs the customer of other products and services provided by the Company and its subsidiaries. Total cost of operations includes expenses with respect to the national telephone reservation center totaling $7,021,000 in 1998, $3,875,000 in 1997, and $1,257,000 in 1996.

         In the second half of 1996, the Company began to increase its scheduled rents charged to new customers (prior to promotional discounts) and to existing tenants where warranted. As a result, for fiscal 1997, scheduled rents per square foot increased compared to 1996. In connection with the national telephone reservation system, the Company experimented with pricing and promotional discounts designed to increase rental activity. Consistent Group promotional discounts (which are included as a reduction to gross rents to arrive at rental income) were $3,401,000 in 1996, $9,587,000 in 1997 and $8,724,000 in 1998. Despite the impact of discounts, the Consistent Group of facilities experienced increased realized rents per square foot of 6.4% in 1998 compared to 1997 and 5.2% in 1997 compared to 1996.

         In 1996, 1997, and 1998, the Company acquired a total of 431 self storage facilities. Eight of these acquired facilities were newly developed facilities and 390 of these facilities were existing mature facilities that the Company previously managed. The Company has knowledge of the historical operations of the facilities it acquired that it previously managed, and has information as to the historical operating results of the 33 facilities (substantially all of which were existing mature facilities) it acquired that it did not previously manage. The following table summarizes the pro forma operating results of all of the Company's self-storage facilities at December 31, 1998 assuming that the Company owned all of the facilities as of January 1, 1996:

PRO FORMA SUMMARY OF SELF-STORAGE OPERATIONS:
---------------------------------------------

                             Year Ended December 31,                       Year Ended December 31,
                             -----------------------                       -----------------------
                                1998          1997        Change             1997          1996        Change
                             ---------     ---------     ---------         ---------     ---------     ---------
                                    Pro forma                                    Pro forma
                                                           (Amounts in thousands)
Rental income.........        $497,699      $464,244        7.2%           $464,244      $436,589        6.3%
Cost of operations....         151,866       143,623        5.7%            143,623       135,537        6.0%
                             ---------     ---------     ---------         ---------     ---------     ---------
Net operating income..        $345,833      $320,621        7.9%           $320,621      $301,052        6.5%
                             =========     =========     =========         =========     =========     =========

         The above table excludes the property operations of the Company's 8 newly developed properties (two opened in 1998, two opened in 1997 and four opened in 1996) which are in various stages of "fill-up." The aggregate development cost of these eight properties totaled approximately $38.5 million.

         COMMERCIAL PROPERTY OPERATIONS: The Company's commercial property operations principally consist of the Company's investment in PSB, an affiliated real estate investment trust, and to a much lesser extent commercial space owned by the Company and Consolidated Entities. The following table sets forth the historical commercial property amounts included in the Company's financial statements:

COMMERCIAL PROPERTY OPERATIONS - HISTORICAL
-------------------------------------------

                                  Year Ended December 31,                       Year Ended December 31,
                                  -----------------------                       -----------------------
                                    1998          1997         Change             1997           1996        Change
                                  ---------     ---------     ---------         ---------     ---------     ---------
                                                               (Amounts in thousands)
Rental income  ...............     $23,112        $40,575       (43.0)%          $40,575        $23,576        72.1%
Cost of operations............       7,951         16,665       (52.3)%           16,665         10,750        55.0%
                                  ---------     ---------     ---------         ---------     ---------     ---------
Net operating income..........     $15,161        $23,910       (36.6)%          $23,910        $12,826        86.4%
                                  =========     =========     =========         =========     =========     =========


         During the second quarter of 1998, the Company ceased to have a controlling interest in PSB. As a result, effective April 1, 1998, the Company no longer includes the accounts of PSB in its consolidated financial statements and has accounted for its investment during the nine months ended December 31, 1998 using the equity method (see "Equity in earnings of real estate entities"). The income statement for the year ended December 31, 1998 includes the consolidated operating results of PSB for the three months ended March 31, 1998. The significant decrease in rental income and cost of operations for the year ended December 31, 1998 reflects the Company's deconsolidation of PSB. The significant increase in rental income and cost of operations for 1997 reflects the impact of the Company's business combinations in 1996 and 1997, as well as property acquisitions completed by PSB in 1997.

         The following table summarizes the pro forma commercial operations of the Company assuming that the operations of PSB were not consolidated with the Company's accounts (i.e., as if the Company had consistently used the equity method of accounting for its investment in PSB):

PRO FORMA SUMMARY OF COMMERCIAL OPERATIONS:
-------------------------------------------

                                  Year Ended December 31,                       Year Ended December 31,
                                  -----------------------                       -----------------------
                                    1998          1997         Change             1997          1996         Change
                                  ---------     ---------     ---------         ---------     ---------     ---------
                                        Pro forma                                     Pro forma
                                                               (Amounts in thousands)
Rental income.................     $ 7,252       $ 6,810         6.5%            $ 6,810        $6,169        10.4%
Cost of operations............       2,840         2,966        (4.2)%             2,966         2,788         6.4%
                                  ---------     ---------     ---------         ---------     ---------     ---------
Net operating income..........     $ 4,412       $ 3,844        14.8%            $ 3,844        $3,381        13.7%
                                  =========     =========     =========         =========     =========     =========

         EQUITY IN EARNINGS OF REAL ESTATE ENTITIES: In addition to its ownership of equity interests in PSB, the Company had general and limited partnership interests in 26 limited partnerships at December 31, 1998 (PSB and the limited partnerships are collectively referred to as the "Unconsolidated Entities"). Due to the Company's limited ownership interest and control of these entities, the Company does not consolidate the accounts of these entities for financial reporting purposes, and accounts for such investments using the equity method.

         Equity in earnings of real estate entities for the year ended December 31, 1998 consists of the Company's pro rata share of the Unconsolidated Entities based upon the Company's ownership interest for the period. Similar to the Company, the Unconsolidated Entities generate substantially all of their income from their ownership of self-storage facilities which are managed by the Company. In the aggregate, the Unconsolidated Entities own a total of 249 real estate facilities, 143 of which are self-storage facilities. The following table sets forth the significant components of the Company's equity in earnings of real estate entities:

HISTORICAL SUMMARY:
-------------------

                                               Year Ended December 31,                   Year Ended December 31,
                                               ----------------------     Dollar        ------------------------    Dollar
                                                  1998         1997       Change           1997          1996       Change
                                               ---------    ---------     ---------     ---------     ----------   ---------
                                                                          (Amounts in thousands)
Property operations:
  PSB....................................       $23,301     $       -     $ 23,301      $       -    $       -     $      -
  Development Joint Venture..............           729            86          643             86            -           86
  Other investments - self storage.......        19,975        30,940      (10,965)        30,940       41,722      (10,782)
  Other investments - commercial properties         354         1,428       (1,074)         1,428        2,667       (1,239)
                                               ---------    ---------     ---------     ---------     ----------   ---------
                                                 44,359        32,454       11,905         32,454       44,389      (11,935)
                                               ---------    ---------     ---------     ---------     ----------   ---------
Depreciation:
  PSB....................................        (7,303)            -       (7,303)             -            -            -
  Development Joint Venture..............          (564)         (137)        (427)          (137)           -         (137)
  Other investments - self storage ......        (5,958)      (10,798)       4,840        (10,798)     (15,709)       4,911
  Other investments - commercial properties         (59)         (539)         480           (539)      (1,741)       1,202
                                               ---------    ---------     ---------     ---------     ----------   ---------
                                                (13,884)      (11,474)      (2,410)       (11,474)     (17,450)       5,976
                                               ---------    ---------     ---------     ---------     ----------   ---------
Other: (1)
  PSB....................................        (1,220)            -       (1,220)             -            -            -
  Development Joint Venture..............            97            44           53             44            -           44
  Other investments......................        (2,750)       (3,455)         705         (3,455)      (4,818)       1,363
                                               ---------    ---------     ---------     ---------     ----------   ---------
                                                 (3,873)       (3,411)        (462)        (3,411)      (4,818)       1,407
                                               ---------    ---------     ---------     ---------     ----------   ---------

Total equity in earnings of real estate
entities.................................       $26,602       $17,569      $ 9,033        $17,569     $ 22,121     $ (4,552)
                                               =========    =========     =========     =========     ==========   =========

(1) "Other" reflects the Company's share of general and administrative expense, interest expense, interest income, and other non-property, non-depreciation related operating results of these entities.

         The increase in 1998 earnings compared to 1997 is principally the result of the deconsolidation of PSB whereby the accounts of PSB, effective April 1, 1998, were no longer consolidated with the Company's and the Company began to account for its investment in PSB using the equity method. This increase is partially offset by the impact of certain business combinations occurring in 1997 and 1998 whereby the Company acquired a controlling interest in certain affiliated entities and began to include the accounts of such entities in the Company's consolidated financial statements. Prior to the inclusion of these entities in the Company's consolidated financial statements, the Company used the equity method to report its share of the entities' earnings.

         Likewise, the decrease in 1997 earnings compared to 1996 is principally the result of the Company acquiring during 1997 a controlling interest in certain entities and beginning to include the accounts of such entities in the Company's consolidated financial statements. Prior to the inclusion of these entities in the Company's consolidated financial statements, the Company used the equity method to report its share of these entities' earnings.

         PSB is a publicly traded real estate investment trust organized by the Company on January 2, 1997. During 1997, the Company and certain partnerships in which the Company has a controlling interest contributed substantially all of their commercial properties to PSB in exchange for equity interests. At December 31, 1998, PSB owned 106 properties located in 11 states. PSB also manages the commercial properties owned by the Company and affiliated entities. As of December 31, 1998, the Company and certain partnerships in which the Company has a controlling interest owned approximately 40% of the equity interest of PSB.

         During 1998, a significant portion of the Company's self-storage development activities have been conducted within the Development Joint Venture, a partnership created in April 1997 between the Company and an institutional investor to fund the development of approximately $220 million of self-storage facilities. The Development Joint Venture is funded solely with equity capital consisting of 30% from the Company and 70% from the institutional investor. The Company's investment in the Development Joint Venture was $42.5 million at December 31, 1998.

         Since inception through December 31, 1998, the Development Joint Venture has developed and opened 24 self-storage facilities (approximately 1,470,000 square feet) and at December 31, 1998 had six facilities under development (approximately 384,000 square feet). Generally the construction period takes nine to 12 months followed by a 18 to 24 month fill-up process until the newly constructed facility reaches a stabilized occupancy level of approximately 90%. For fiscal 1998 and 1997, substantially all of the completed facilities were in the fill-up process and had not reached a stabilized occupancy level. The Company expects that its earnings with respect to its investment in the Development Joint Venture will continue to increase in 1999 as compared to 1998 as the existing properties continue to fill-up and newly completed properties are opened for business.

PORTABLE SELF-STORAGE OPERATIONS
--------------------------------------------------------------------------------

         In August 1996, PSPUD, a subsidiary of the Company, made its initial entry into the portable self-storage business through its acquisition of a single facility operator located in Irvine, California. At December 31, 1998, PSPUD operated 43 facilities in 11 states. The facilities are located in major markets in which the Company has significant market presence with respect to its traditional self-storage facilities.

         Due to the start-up nature of the business, PSPUD incurred operating losses totaling approximately $31.0 million, $31.7 million and $826,000 for the years ended December 31, 1998, 1997 and 1996, respectively, summarized as follows.

PORTABLE SELF-STORAGE:
----------------------

                                            Year Ended December 31,                  Year Ended December 31,
                                            ----------------------    Dollar         ----------------------     Dollar
                                              1998         1997       Change           1997         1996        Change
                                            ---------    ---------   ---------       ---------    ----------   ---------
                                                                   (Dollar amounts in thousand)

Rental and other income ............         $24,466       $7,893    $16,573            $7,893         $421      $7,472
                                            ---------    ---------   ---------       ---------    ----------   ---------
Cost of operations:
    Direct operating costs..........          39,302       20,645     18,657            20,645        1,022      19,623
    Marketing and advertising.......           9,206       10,441    (1,235)            10,441           19      10,422
    Depreciation....................           4,317        1,394      2,923             1,394           32       1,362
    General and administrative......           2,663        7,078    (4,415)             7,078          174       6,904
                                            ---------    ---------   ---------       ---------    ----------   ---------
                                              55,488       39,558     15,930            39,558        1,247      38,311
                                            ---------    ---------   ---------       ---------    ----------   ---------

Operating losses....................        $(31,022)    $(31,665)      $643          $(31,665)       $(826)   $(30,839)
                                            =========    =========   =========       =========    ==========   =========

         The Company believes that the quarterly losses from the PSPUD operations peaked during the third quarter of 1997. PSPUD's operating losses were approximately $12.1 million for the third quarter of 1997, $10.5 million for the fourth quarter of 1997, $9.9 million for the first quarter of 1998, $8.3 million for the second quarter of 1998, $6.9 million for the third quarter of 1998, and $5.9 million in the fourth quarter of 1998. The Company believes this trend of decreasing operating losses will continue with increases in PSPUD's revenues.

         Five of the 13 facilities opened in 1998 were developed by and are owned by PSPUD, while the remaining facilities are operated in buildings which are leased from third parties. Included in direct operating cost is building lease expense of $14.4 million, $6.2 million and $167,000 during 1998, 1997 and 1996, respectively. A typical facility generally has six employees (a manager, a warehouseman, and truck drivers), two trucks, and a corresponding number of forklifts. Substantially all the equipment is leased. Direct operating costs principally includes payroll, facility and equipment (truck and forklift) lease expense.

         PSPUD believes that marketing and advertising activities positively impact move-in activity. Commencing in the third quarter of 1997, PSPUD began to advertise the portable self-storage product on television in selected markets. Television advertising was curtailed in the second half of 1998. Customers are directed to call the national reservation system where representatives discuss the customers' storage needs and are able to schedule delivery of containers to customers locations. During 1998, approximately $6.6 million and $2.6 million was incurred in television and yellow page advertising, respectively, compared to approximately $9.2 million and $1.2 million in television and yellow page advertising, respectively, incurred during 1997. Marketing and advertising activities have not been consistently implemented in all markets.

         During 1998 and 1997, PSPUD incurred significant general and administrative costs related to recruiting and training personnel, equipment, computer software and professional fees in organizing this business. PSPUD will continue to expend funds during 1999 in connection with these activities. However, the amounts are expected to be less than in 1998.

         The Company has not determined the number of new store openings in 1999; however, the Company expects that future openings will predominantly be in existing markets in which PSPUD currently operates. By opening in existing markets, PSPUD will seek to gain benefits from economies of scale. As of December 31, 1998, PSPUD is developing six facilities and has identified one additional site for development. All of these development projects are located in existing markets with expected opening dates commencing during 1999 and will predominantly replace existing PSPUD facilities which are currently being leased from third parties.

         Until the PSPUD facilities are operating profitably, PSPUD's operations are expected to continue to adversely impact the Company's earnings and cash flow. PSPUD believes that its business is likely to be more successful in certain markets than in others. There can be no assurances as to the level of PSPUD's expansion, level of gross rentals, level of move-outs or profitability.

PROPERTY MANAGEMENT OPERATIONS
--------------------------------------------------------------------------------

         At December 31, 1998, the Company managed 178 self-storage facilities (143 owned by Unconsolidated Entities and 35 owned by third parties) pursuant to property management contracts. The property management contracts generally provide for compensation equal to 6% of gross revenues of the facilities managed. Under the supervision of the property owners, the Company coordinates rental policies, rent collections, marketing activities, the purchase of equipment and supplies, maintenance activity, and the selection and engagement of vendors, suppliers and independent contractors. In addition, the Company assists and advises the property owners in establishing policies for the hire, discharge and supervision of employees for the operation of these facilities, including resident managers, assistant managers, relief managers and billing and maintenance personnel.

PROPERTY MANAGEMENT  OPERATIONS:
--------------------------------

                                          Year Ended December 31,                   Year Ended December 31,
                                          ----------------------    Dollar          ----------------------      Dollar
                                            1998          1997      Change            1997         1996         Change
                                          ---------    ---------  ---------         ---------    ----------    ---------
                                                                    (Amounts in thousands)

Facility management fees:
    Self-storage.................          $ 6,123      $ 9,706   $ (3,583)          $ 9,706      $ 13,474     $ (3,768)
    Commercial properties........               98          435       (337)              435           954         (519)
                                          ---------    ---------  ---------         ---------    ----------    ---------
                                             6,221       10,141     (3,920)           10,141        14,428       (4,287)
                                          ---------    ---------  ---------         ---------    ----------    ---------
Cost of operations:
    Self-storage.................            1,054        1,449       (395)            1,449         1,820         (371)
    Commercial properties........               12          344       (332)              344           755         (411)
                                          ---------    ---------  ---------         ---------    ----------    ---------
                                             1,066        1,793       (727)            1,793         2,575         (782)
                                          ---------    ---------  ---------         ---------    ----------    ---------
Net operating income:
    Self-storage.................            5,069        8,257     (3,188)            8,257        11,654       (3,397)
    Commercial properties........               86           91         (5)               91           199         (108)
                                          ---------    ---------  ---------         ---------    ----------    ---------
                                           $ 5,155      $ 8,348   $ (3,193)          $ 8,348      $ 11,853     $ (3,505)
                                          =========    =========  =========         =========    ==========    =========

         Throughout the three year period ended December 31, 1998, the Company completed several acquisitions of self-storage facilities from affiliated entities and, as a result, self-storage properties which were managed by the Company became owned facilities and the related management fee income with respect to these facilities ceased. Accordingly, property management operations with respect to self-storage facilities has continuously decreased during the three year period ended December 31, 1998. Since the Company has acquired in the past, and may continue to seek to acquire in the future, real estate facilities owned by the Unconsolidated Entities, the Company's facility management income and related cost of operations should decrease in 1999 compared to 1998.

         The decrease in property management operations with respect to commercial properties for 1998 as compared to 1997 is due to the deconsolidation of PSB, which eliminated commercial properties management fee income and cost of operations after April 1, 1998.

OTHER INCOME AND EXPENSE ITEMS
--------------------------------------------------------------------------------

         INTEREST AND OTHER INCOME: In an effort to attract a wider variety of customers, to further differentiate the Company from its competition and to generate new sources of revenues, additional businesses are being developed through the Company's subsidiaries that complement the Company's self-storage business. These products include the sale of locks, boxes and packing supplies and the rental of trucks and other moving equipment through the implementation of a retail expansion program and truck rental program. The net results of these businesses are presented along with interest and other income, as "interest and other income." The components of interest and other income are detailed as follows:

                                            Year ended December 31,                      Year ended December 31,
                                            ----------------------                       ----------------------
                                              1998          1997          Change           1997          1996         Change
                                            ---------    ---------      ---------        ---------    ----------    ---------
                                                                        (Amounts in thousands)
Sales of packaging material and truck rental income:
  Revenues                                   $8,345        $5,272        $3,073           $5,272       $ 3,083        $2,189
  Cost of operations                          6,625         4,134         2,491            4,134         2,171         1,963
                                            ---------    ---------      ---------        ---------    ----------    ---------
     Net operating income                     1,720         1,138           582            1,138           912           226

Interest and other income                    11,739         7,988         3,751            7,988         7,064           924
                                            ---------    ---------      ---------        ---------    ----------    ---------

  Total interest and other income           $13,459        $9,126        $4,333           $9,126        $7,976        $1,150
                                            =========    =========      =========        =========    ==========    =========

         The strategic objective of the retail expansion program is to create a "Retail Store" that will (i) rent spaces for the attached self-storage facility,
(ii) rent spaces for the other Public Storage facilities in adjacent neighborhoods, (iii) sell locks, boxes and packing materials to the general public, including tenants and (iv) rent trucks and other moving equipment, all in an environment that is more retail oriented. Retail stores will be retrofitted to existing self-storage facility rental offices or "built-in" as part of the development of new self-storage facilities, both in high traffic, high visibility locations. The increases in revenues and cost of operations reflect the opening of additional stores, as well as increases at the Company's existing stores.

         Interest and other income is primarily attributable to interest income on cash balances and interest income from mortgage notes receivable. Interest income from mortgage notes receivable was $1,878,000, $2,938,000, $2,710,000 in 1998, 1997 and 1996, respectively. The Company canceled mortgage notes receivable of approximately $2,495,000 in 1998 and $700,000 in 1996 in connection with the acquisition of the real estate facilities securing such notes. The Company also acquired notes receivable of $3,709,000 in 1996 from affiliated parties. The other increases in interest income are primarily attributable to fluctuations in the level of invested cash balances, which are caused by the timing of investing equity offering proceeds in real estate assets.

         DEPRECIATION AND AMORTIZATION: Depreciation and amortization expense was $107,482,000 in 1998, $91,356,000 in 1997 and $64,967,000 in 1996. These
increases are principally due to the acquisition of additional real estate facilities in each period. Depreciation expense with respect to the real estate facilities was $98,173,000 in 1998, $82,047,000 in 1997, and $55,689,000 in
1996; the increases are due to the acquisition of additional real estate facilities in 1996 through 1998. Amortization expense with respect to intangible assets totaled $9,309,000 for each of the three years ended December 31, 1998.

         GENERAL AND ADMINISTRATIVE EXPENSE: General and administrative expense was $8,972,000 in 1998, $6,384,000 in 1997 and $5,524,000 in 1996. The Company
has experienced and expects to continue to experience increased general and administrative costs due to the following: (i) the growth in the size of the Company, and (ii) the Company's property acquisition and development activities have continued to expand, resulting in certain additional costs incurred in connection with the acquisition of additional real estate facilities. General and administrative costs for each year principally consist of state income taxes (for states in which the Company is a non-resident), investor relation expenses, and certain overhead associated with the acquisition and development of real estate facilities.

         INTEREST EXPENSE: Interest expense was $4,507,000 in 1998, $6,792,000 in 1997 and $8,482,000 in 1996. Reflecting the Company's reluctance to finance its growth with debt, debt and related interest expense remains relatively low compared to the Company's overall asset base. The Company capitalized interest expense of $3,481,000 in 1998, $2,428,000 in 1997 and $1,861,000 in 1996 in
connection with the Company's development activities. Interest expense before the capitalization of interest was $7,988,000 in 1998, $9,220,000 in 1997 and $10,343,000 in 1996. The decrease in interest expense in 1997 as compared to 1996 principally is due to the retirement of debt in 1997 of approximately $11.9 million. The decrease in interest expense in 1998 as compared to 1997 also includes the impact of the retirement of debt in 1998 of approximately $15.1 million.

         MINORITY INTEREST IN INCOME: Minority interest in income represents the income allocable to equity interests in Consolidated Entities which are not owned by the Company. Since 1990, the Company has acquired portions of these equity interests through its acquisition of limited and general partnership interests in the Consolidated Entities. These acquisitions have resulted in reductions to the "Minority interest in income" from what it would otherwise have been in the absence of such acquisitions, and accordingly, have increased the Company's share of the Consolidated Entities' income. However, offsetting the reduction in minority interest in 1998 and 1997 caused by the acquisition of additional equity interests are the inclusion of additional partnerships in the Company's consolidated financial statements as well as improved property operations. During 1998 and 1997, the Company acquired sufficient ownership interest and control in three and twelve partnerships, respectively, and commenced including the accounts of these partnerships in the Company's consolidated financial statements which resulted in an increase in minority interest in income of approximately $5,413,000 in 1998 and $1,961,000 in 1997. Minority interest for the year ended December 31, 1998 also reflects additional minority interests with respect to PSB prior to April 1, 1998.

         In determining income allocable to the minority interest for 1998, 1997 and 1996 consolidated depreciation and amortization expense of approximately $12,022,000, $9,245,000 and $11,490,000, respectively, was allocated to the minority interest. The changes in depreciation allocated to the minority interest were principally the result of the factors denoted above with respect to minority interest in income.

SUPPLEMENTAL PROPERTY DATA AND TRENDS
--------------------------------------------------------------------------------

         At December 31, 1998, there were approximately 47 ownership entities owning in aggregate 1,094 self-storage facilities, including the facilities which the Company owns and/or operates. At December 31, 1998, 143 of these facilities were owned by Unconsolidated Entities, entities in which the Company has an ownership interest and uses the equity method for financial statement presentation. The remaining 951 facilities are owned by the Company and Consolidated Entities, many of which were acquired through business combinations with affiliates during 1998, 1997 and 1996.

         The following table summarizes the Company's investment in real estate facilities as of December 31, 1998, excluding the five real estate facilities used in PSPUD's operations:

                                              Number of Facilities in which the        Net Rentable Square Footage
                                              Company has an ownership interest              (in thousands)
                                             ----------------------------------    ----------------------------------
                                               Self-Storage  Commercial             Self-Storage Commercial
                                                Facilities   Properties  Total       Facilities  Properties    Total
                                             -----------   ------------  ------    -----------   ------------  ------
Wholly-owned facilities                          628              1        629       38,419             9      38,428
Facilities owned by Consolidated Entities        323              -        323       18,690             -      18,690
                                             -----------   ------------  ------    -----------   ------------  ------
    Total consolidated facilities                951              1        952       57,109             9      57,118

Facilities owned by Unconsolidated Entities      143            106        249        8,169        10,930      19,099
                                             -----------  -------------  ------    -----------  -------------  ------
 Total facilities in which the Company has
an ownership interest                          1,094            107      1,201       65,278        10,939      76,217
                                             ===========   ============  ======    ===========   ============  ======

         In order to evaluate how the Company's overall portfolio has performed, management analyzes the operating performance of a consistent group of self-storage facilities representing 984 (57.5 million net rentable square feet) of the 1,094 self-storage facilities (herein referred to as "Same Store" self-storage facilities). The 984 facilities represent a consistent pool of properties which have been operated under the "Public Storage" name, at a stabilized level, by the Company since January 1, 1994. From time to time, the Company removes facilities from the "Same Store" pool as a result of expansions or other activities which make such facilities' results not comparable to previous periods. The Same Store group of properties includes 861 consolidated facilities (many of which were not included in the Company's consolidated financial statements throughout each of the three years presented) and 123 facilities owned by Unconsolidated Entities. The following table summarizes the pre-depreciation historical operating results of the Same Store self-storage facilities:

SAME STORE SELF-STORAGE FACILITIES:
-----------------------------------
(historical property operations)

                                          Year Ended December 31,                    Year Ended December 31,
                                          -------------------------  Percentage     -------------------------  Percentage
                                             1998         1997         Change          1997         1996         Change
                                          -----------  ------------  ----------     -----------  ------------  ----------
                                                    (Dollar amounts in thousands except rent per square foot)

Rental income..........................     $523,394     $486,510       7.6%          $486,510     $456,414       6.6%
Cost of operations (includes an
  imputed 6% property management fee)
  (1)..................................      183,629      172,455       6.5%           172,455      162,721       6.0%
                                          -----------  ------------  ----------     -----------  ------------  ----------

Net operating income...................     $339,765     $314,055       8.2%          $314,055    $ 293,693       6.9%
                                          ===========  ============  ==========     ===========  ============  ==========

Gross profit margin(2).................        64.9%        64.6%       0.3%             64.6%        64.3%       0.3%

WEIGHTED AVERAGE:
  Occupancy............................        92.5%        91.7%       0.8%             91.7%        91.1%       0.6%
  Realized annual rent per sq. ft (3)..        $9.84        $9.21       6.8%             $9.21        $8.71       5.7%
  Scheduled annual rent per sq. ft (3)        $10.24        $9.83       4.2%             $9.83        $9.00       9.2%

-----------------------------
1. Assumes payment of property management fees on all facilities, including those facilities owned by the Company for which no fee is paid. Cost of operations consists of the following:

                                         1998            1997          1996
                                      ----------      ----------    ----------
Payroll expense                         $46,501         $45,581       $44,816
Property taxes                           48,760          45,817        42,043
Imputed 6% property management fees      31,424          29,211        27,385
Advertising                               5,372           4,209         3,975
Telephone  reservation center costs       7,353           4,625         1,996
Other                                    44,219          43,012        42,506
                                      ----------      ----------    ----------
                                       $183,629        $172,455      $162,721
                                      ==========      ==========    ==========

2. Gross profit margin is computed by dividing property net operating income (before depreciation expense) by rental revenues. Cost of operations includes a 6% management fee. The gross profit margin excluding the facility management fee was 70.9%, 70.6% and 70.3% in 1998, 1997 and 1996, respectively.

3. Realized rent per square foot as presented throughout this report represents the actual revenue earned per occupied square foot. Management believes this is a more relevant measure than the scheduled rental rates, since scheduled rates can be discounted through the use of promotions.

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

         Rental income for the Same Store facilities included promotional discounts totaling $15,615,000 in 1998 compared to $17,390,000 in 1997 and $6,227,000 in 1996. The significant increase in 1997 was principally due to experimentation with pricing and promotional discounts designed to increase rental activity; such promotional activities continued in 1998.

         The self-storage facilities experience minor seasonal fluctuations in occupancy levels with occupancies generally higher in the summer months than in the winter months. The Company believes that these fluctuations result in part from increased moving activities during the summer.

                               Same-Store Operating Trends by Region
-----------------------------------------------------------------------------------------------------------
               Northern California     Southern California            Texas                  Florida
               --------------------    --------------------    --------------------    --------------------
                       % change from           % change from           % change from           % change from
                Amount   prior year    Amount    prior year    Amount    prior year    Amount    prior year
               -------   ----------    -------   ----------    -------   ----------    -------   ----------
Rental Revenues:
----------------
        1998   $80,083      10.4%      $95,051     10.1%       $48,543      5.8%       $33,077      6.0%
        1997   $72,555       9.4%      $86,368      8.1%       $45,868      4.0%       $31,219      5.5%
        1996   $66,343       8.5%      $79,883      5.0%       $44,101      1.2%       $29,595      2.6%

Cost of operations:
-------------------
        1998   $22,546       9.2%      $27,902      7.4%       $21,088     10.3%       $13,123      5.2%
        1997   $20,650       9.8%      $25,988      5.4%       $19,114      4.5%       $12,474      7.9%
        1996   $18,809       3.5%      $24,665      6.0%       $18,299      5.6%       $11,561      3.6%

Net operating income:
---------------------
        1998   $57,537      10.9%      $67,149     11.2%       $27,455      2.6%       $19,954      6.4%
        1997   $51,905       9.2%      $60,380      9.3%       $26,754      3.7%       $18,745      3.9%
        1996   $47,534      10.6%      $55,218      4.6%       $25,802     (1.6%)      $18,034      2.1%

Weighted avg. occupancy:
------------------------
        1998     94.6%      (1.5%)       94.2%      2.7%         92.4%      0.5%         90.9%      0.7%
        1997     96.1%       1.6%        91.5%      4.1%         91.9%      2.4%         90.2%      2.4%
        1996     94.5%       3.3%        87.4%      2.3%         89.5%      1.0%         87.8%      0.6%

Weighted avg. annual realized rents per occupied sq. ft.:
---------------------------------------------------------
        1998    $12.37      11.9%       $11.37      7.3%         $7.22      5.4%         $8.77      5.2%
        1997    $11.05       7.6%       $10.60      3.2%         $6.85      1.0%         $8.34      2.8%
        1996    $10.27       4.6%       $10.27      2.2%         $6.78      0.3%         $8.11      2.3%

Number of
Facilities         127                     143                     116                      74
----------

                       Same-Store Operating Trends by Region
------------------------------------------------------------------------------------
                      Illinois              Other states               Total
                --------------------    --------------------   ---------------------
                       % change from           % change from           % change from
                Amount    prior year    Amount    prior year    Amount    prior year
               -------    ----------    --------  ----------   --------   ----------
Rental Revenues:
----------------
        1998   $37,698       9.6%       $228,942     5.9%      $523,394      7.6%
        1997   $34,405      10.5%       $216,095     5.2%      $486,510      6.6%
        1996   $31,123       9.0%       $205,369     5.0%      $456,414      5.2%

Cost of operations:
-------------------
        1998   $17,236       7.0%        $81,734     4.6%      $183,629      6.5%
        1997   $16,106       8.2%        $78,123     4.9%      $172,455      6.0%
        1996   $14,887       5.5%        $74,500     6.7%      $162,721      5.7%

Net operating income:
---------------------
        1998   $20,462      11.8%       $147,208     6.7%      $339,765      8.2%
        1997   $18,299      12.7%       $137,972     5.4%      $314,055      6.9%
        1996   $16,236      12.5%       $130,869     4.1%      $293,693      5.0%

Weighted avg. occupancy:
------------------------
        1998     92.6%       1.1%         91.6%      0.7%         92.5%      0.8%
        1997     91.5%      (1.3%)        90.9%     (1.3%)        91.7%      0.6%
        1996     92.8%       0.0%         92.2%      0.5%         91.1%      1.1%

Weighted avg. annual realized rents per occupied sq. ft.:
---------------------------------------------------------
        1998    $10.69       8.1%         $9.41      5.3%         $9.84      6.8%
        1997     $9.89      11.9%         $8.94      6.7%         $9.21      5.7%
        1996     $8.84       8.5%         $8.38      4.6%         $8.71      3.9%

Number of
Facilities          60                      464                     984
----------

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

         Operating as a real estate investment trust ("REIT"), the Company's ability to retain cash flow for reinvestment is restricted. In order for the Company to maintain its REIT status, a substantial portion of its operating cash flow must be used to make distributions to its shareholders (see "REIT STATUS" below). However, despite the significant distribution requirements, the Company has been able to retain a significant amount of its operating cash flow. The following table summarizes the Company's ability to pay the minority interests' distributions, its dividends to the preferred shareholders and capital improvements to maintain the facilities through the use of cash provided by operating activities. The remaining cash flow generated is available to the Company to make both scheduled and optional principal payments on debt and for reinvestment.

                                                                                  For the Year Ended December 31,
                                                                               ----------------------------------------
                                                                                 1998            1997           1996
                                                                               ---------       ---------      ---------
                                                                                       (Amounts in thousands)
Net income.........................................................            $227,019        $178,649       $153,549
Depreciation and amortization......................................             107,482          91,356         64,967
Depreciation from Unconsolidated Entities..........................              13,884          11,474         17,450
Minority interest in income........................................              20,290          11,684          9,363
                                                                               ---------       ---------      ---------
   Net cash provided by operating activities.......................             368,675         293,163        245,329

Distributions from operations to minority interests................             (32,312)        (20,929)       (20,853)
                                                                               ---------       ---------      ---------

Cash from operations allocable to the Company's shareholders.......             336,363         272,234        224,476
Less: preferred stock dividends....................................             (78,375)        (88,393)       (68,599)
Add: Non-recurring payment of dividends with respect to the Series
   CC convertible stock............................................                   -          13,412              -
                                                                               ---------       ---------      ---------
Cash from operations available to common shareholders..............             257,988         197,253        155,877

Capital improvements to maintain facilities:
  Self storage facilities..........................................             (29,677)        (30,834)       (15,957)
  Commercial properties............................................              (2,037)         (4,283)        (4,409)
  Add back: minority interest share of capital improvements to
   maintainfacilities..............................................               2,476           2,513          3,159
                                                                               ---------       ---------      ---------
Funds available for principal payments on debt, common dividends and
   reinvestment....................................................             228,750         164,649        138,670

Cash distributions to common shareholders..........................            (100,726)        (86,181)       (67,709)
                                                                               ---------       ---------      ---------

Funds available for principal payments on debt and reinvestment....            $128,024         $78,468        $70,961
                                                                               =========       =========      =========

         The Company expects to fund its growth strategies with cash on hand at December 31, 1998, internally generated retained cash flows, proceeds from issuing equity securities and borrowings under its $150 million credit facility. The Company intends to repay amounts borrowed under the credit facility from undistributed operating cash flow or, as market conditions permit and are determined to be advantageous, from the public or private placement of equity securities.

         The Company believes that its size and financial flexibility enables it to access capital for growth when appropriate. The Company's financial profile is characterized by a low level of debt to total capitalization, increasing net income, increasing cash flow from operations, and a conservative dividend payout ratio with respect to the common stock. The Company's credit ratings on its Senior Preferred Stock by each of the three major credit agencies are Baa2 by Moody's and BBB+ by Standard and Poor's and Duff & Phelps.

         The Company's portfolio of real estate facilities remains substantially unencumbered. At December 31, 1998, the Company had mortgage debt outstanding of $35.4 million and had consolidated real estate facilities with a book value of $2.6 billion. The Company has been reluctant to finance its acquisitions with debt and generally will only increase its mortgage borrowing through the assumption of pre-existing debt on acquired real estate facilities.

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

         On January 19, 1999, the Company issued 4.6 million depositary shares (each representing 1/1,000 of a share) of its Preferred Stock, Series K, raising net proceeds of approximately $111.4 million. On March 10, 1999, the Company issued 4.6 million depositary shares (each representing 1/1,000 of a share) of its Preferred Stock, Series L, raising net proceeds of approximately $111.4 million. Proceeds of the offerings were utilized to repay bank borrowings ($98 million) of Storage Trust in connection with the merger (see below). The remaining proceeds will be utilized to fund the Company's development activities, PSPUD activities and acquisition activities.

         At March 15, 1999, the Company had cash on hand of approximately $165 million.

         DISTRIBUTION REQUIREMENTS: The Company's conservative distribution policy has been the principal reason for the Company's ability to retain significant operating cash flows which have been used to make additional investments and reduce debt. During 1996, 1997 and 1998, the Company distributed to common shareholders approximately 43%, 44% and 39% of its cash available from operations allocable to common shareholders, respectively.

         During 1998, the Company paid dividends totaling $76,212,000 to the holders of the Company's Senior Preferred Stock, $2,163,000 to the holders of the Convertible Preferred Stock (which converted to common stock during the third quarter of 1998) and $100,726,000 to the holders of Common Stock. The Company estimates the regular distribution requirements for fiscal 1999 with respect to Senior Preferred Stock outstanding at December 31, 1998 to be approximately $76.2 million. With respect to the preferred stock issued in January and March 1999, the annual distribution requirement is approximately $19.0 million. Distributions with respect to the common stock will be determined based upon the Company's REIT distribution requirements after taking into consideration distributions to the Company's preferred shareholders.

         The Company expects to make a special cash distribution to common shareholders in 1999 assuming a continuation of its increasing level of taxable income.

         CAPITAL IMPROVEMENT REQUIREMENTS: During 1999, the Company has budgeted approximately $20.1 million for capital improvements ($19.5 million for its self-storage facilities and $0.6 million for its commercial space). The minority interests' share of the budgeted capital improvements is approximately $1.5 million.

         The significant increase in capital improvements in 1997 for the self-storage facilities (as reflected in the table above) is due primarily to the acquisition of new facilities in 1996 and 1997.

         DEBT SERVICE REQUIREMENTS: The Company does not believe it has any significant refinancing risks with respect to its mortgage debt, all of which is fixed rate. At December 31, 1998, the Company had total outstanding notes payable of approximately $81,426,000. See Note 7 to the consolidated financial statements for approximate principal maturities of such borrowings. In connection with the March 1999 merger with Storage Trust, the Company assumed $100 million of notes payable. Approximately $14.7 million in principal payments with respect to these notes are due in 2003, with the remainder due after 2003.

         GROWTH STRATEGIES: During 1999, the Company intends to continue to expand its asset and capital base principally through the (i) acquisition of real estate assets and interests in real estate assets from both unaffiliated and affiliated parties through direct purchases, mergers, tender offers or other transactions, (ii) development of additional self-storage facilities and (iii) the continued funding of the operations of PSPUD's portable self-storage business. In addition to 628 wholly owned self-storage facilities, the Company operates, on behalf of approximately 47 ownership entities, 466 self-storage facilities under the "Public Storage" name in which the Company has a partial equity interest. From time to time, some of these self-storage facilities or interests in them are available for purchase, providing the Company with a source of additional acquisition opportunities.

         MERGER WITH STORAGE TRUST: On March 12, 1999, the Company and Storage Trust, a public REIT, completed a merger. As a result of the merger, the Company acquired 215 self-storage facilities located in 16 states totaling approximately
12.0 million net rentable square feet and 104,000 units. In connection with the merger, the Company issued 0.86 shares of the Company's common stock for each share of Storage Trust common stock. This exchange ratio implied an enterprise value for Storage Trust of approximately $600 million, including the assumption of approximately $198 million of indebtedness (including $98 million of borrowings on Storage Trust's line of credit). The Company immediately repaid the $98 million of borrowings on the line of credit with funds that the Company raised through the issuance of preferred stock in 1999.

         DEVELOPMENT OF SELF-STORAGE FACILITIES: Commencing in 1995, the Company began to construct self-storage facilities. Since 1995, the Company and its Development Joint Venture have opened a total of 33 facilities, one in 1995, four in 1996, nine in 1997 and 19 in 1998.

         In April 1997, the Company formed the Development Joint Venture with an institutional investor to participate in the development of approximately $220 million of self-storage facilities. Since inception through December 31, 1998, the Development Joint Venture has developed and opened 24 self-storage facilities (approximately 1,470,000 square feet) with a total cost of approximately $112.2 million, and at December 31, 1998 had six facilities under development (approximately 384,000 square feet) with an aggregate cost incurred to date of approximately $28.6 million and estimated remaining costs to complete of $3.9 million. The partnership is funded solely with equity capital consisting of 30% from the Company and 70% from the institutional investor.

         The Development Joint Venture is reviewing the final 20 projects (approximately 1,295,000 net rentable sq. ft), and upon approval the Development Joint Venture will be fully committed. These projects are currently being developed by the Company until they are approved by the Development Joint Venture. As of December 31, 1998, the Company has incurred total development costs of $44.8 million (estimated remaining costs to complete of $49.7 million) with respect to these 20 projects.

         The Company has identified 34 additional self storage development projects (2,052,000 net rentable square feet) with total estimated development costs of approximately $143.2 million. Most of these projects have already been approved by the Board of Directors, but their development is subject to significant contingencies. The Company is considering entering into an additional development joint venture partnership to finance future development activities, though no such agreement has been entered into and the decision whether to enter into such a partnership will depend upon the availability of appropriate partners at terms acceptable to the Company.

         PORTABLE SELF-STORAGE BUSINESS: As indicated above, in 1996 the Company organized PSPUD as a separate corporation to operate a portable self-storage business that rents storage containers to customers for storage in central warehouses. At December 31, 1998, PSPUD operated a total of 43 facilities in 20 greater metropolitan areas in 11 states and had six facilities under construction with an aggregate cost incurred to date of approximately $13.4 million and estimated remaining cost to complete of $21.8 million. PSPUD has identified one additional site in an existing market for development of PSPUD facilities at an aggregate estimated cost of $4.3 million.

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

         The Company expects to continue its present conservative distribution policy after the merger. The current regular quarterly distribution on the Company's common stock is $0.22 per share. The Company intends to make a special cash distribution in 1999 assuming a continuation of its increasing level of its taxable income.

         FUNDS FROM OPERATIONS: Total funds from operations or "FFO" increased to $336,363,000 for the year ended 1998 compared to $272,234,000 in 1997 and $224,476,000 in 1996. FFO available to common shareholders (after deducting preferred stock dividends) increased to $257,988,000 for the year ended December 31, 1998 compared to $197,253,000 in 1997 and $155,877,000 in 1996. FFO means net income (loss) (computed in accordance with generally accepted accounting principles) before (i) gain (loss) on early extinguishment of debt, (ii) minority interest in income and (iii) gain (loss) on disposition of real estate, adjusted as follows: (i) plus depreciation and amortization (including the Company's pro-rata share of depreciation and amortization of unconsolidated equity interests and amortization of assets acquired in a merger, including property management agreements and goodwill), and (ii) less FFO attributable to minority interest.

         FFO is a supplemental performance measure for equity REITs as defined by the National Association of Real Estate Investment Trusts, Inc. ("NAREIT"). The NAREIT definition does not specifically address the treatment of minority interest in the determination of FFO or the treatment of the amortization of property management agreements and goodwill. In the case of the Company, FFO represents amounts attributable to its shareholders after deducting amounts attributable to the minority interests and before deductions for the amortization of property management agreements and goodwill. FFO is presented because management, as well as many industry analysts, consider FFO to be one measure of the performance of the Company and it is used in establishing the terms of the Class B Common Stock. FFO does not take into consideration capital improvements, scheduled principal payments on debt, distributions and other obligations of the Company. Accordingly, FFO is not a substitute for the Company's cash flow or net income (as discussed above) as a measure of the Company's liquidity or operating performance. FFO is not comparable to similarly entitled items reported by other REITs that do not define it exactly as the Company defines it.

IMPACT OF YEAR 2000
-------------------

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

         The Company has two phases in its process with respect to each of its systems; i) assessment, whereby the Company evaluates whether the system is Y2K compliant and identifies the plan of action with respect to remediating any Y2K issues identified and ii) implementation, whereby the Company completes the plan of action prepared in the assessment phase and verifies that Y2K compliance has been achieved.

         Many of the Company's critical applications, relative to the direct management of properties, have recently been replaced and the Company believes they are already Year 2000 compliant. The Company has an implementation in process on the remaining critical applications, including its general ledger and related systems, that are believed to have Y2K issues. The Company expects the implementation to be complete by June 1999. Contingency plans have been developed for use in case the Company's implementations are not completed on a timely basis. While the Company presently believes that the impact of the Y2K Issue on its systems can be mitigated, if the Company's plan for ensuring Year 2000 Compliance and the related contingency plans were to fail, be insufficient, or not be implemented on a timely basis, Company operations could be materially impacted.

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

         The cost of the the Company's year 2000 compliance activities (which primarily consists of the costs of new systems) is estimated at approximately $4.3 million, of which approximately $3.1 million has been incurred to date. These costs are capitalized. The Company's year 2000 compliance efforts have not resulted in any significant deferrals in other information system projects.

         The costs of the projects and the date on which the Company expect to achieve Year 2000 Compliance are based upon management's best estimates, and were derived utilizing numerous assumptions of future events. There can be no assurance that these estimates will be achieved, and actual results could differ materially from those anticipated. There can be no assurance that the Company has identified all potential Y2K Issues either within the Company or at external agents. In addition, the impact of the Y2K issue on governmental entities and utility providers and the resultant impact on the Company, as well as disruptions in the general economy, may be material but cannot be reasonably determined or quantified.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         To limit the Company's exposure to market risk, the Company principally finances its operations and growth with permanent equity capital consisting either of common or preferred stock. At December 31, 1998, the Company's debt as a percentage of total shareholders' equity (based on book values) was 2.6%.

         The Company's preferred stock is not redeemable by the holders. Except under certain conditions relating to the Company's qualification as a REIT, the Senior Preferred Stock are not redeemable by the Company prior to the following dates: Series A - September 30, 2002, Series B - March 31, 2003, Series C - June 30, 1999, Series D - September 30, 2004, Series E - January 31, 2005, Series F - April 30, 2005, Series G - December 31, 2000, Series H - January 31, 2001, Series I - October 31, 2001, Series J - August 31, 2002, Series K - January 19, 2004 and Series L - March 10, 2004. On or after the respective dates, each of the series of Senior Preferred Stock will be redeemable at the option of the Company, in whole or in part, at $25 per share (or depositary share in the case of the Series G, Series H, Series I, Series J, Series K, and Series L), plus accrued and unpaid dividends.

         The Company's market risk sensitive instruments include notes payable which totaled $81,426,000 at December 31, 1998. Substantially all of the Company's notes payable bear interest at fixed rates. See Note 7 to the Company's financial statements for terms, valuations and approximate principal maturities of the notes payable as of December 31, 1998.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The financial statements of the Company at December 31, 1998 and December 31, 1997 and for each of the three years in the period ended December 31, 1998 and the report of Ernst & Young LLP, Independent Auditors, thereon and the related financial statement schedule, are included elsewhere herein. Reference is made to the Index to Financial Statements and Schedules in Item 14.

ITEM 9.  DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information required by this item with respect to directors is hereby incorporated by reference to the material appearing in the Company's definitive proxy statement to be filed in connection with the annual shareholders' meeting to be held in 1999 (the "Proxy Statement") under the caption "Proposal No. 2 - Election of Directors." Information required by this item with respect to executive officers is provided in Item 4A of this report. See "Executive Officers of the Company."

ITEM 11. EXECUTIVE COMPENSATION

         The information required by this item is hereby incorporated by reference to the material appearing in the Proxy Statement under the captions "Compensation" and "Compensation Committee Interlocks and Insider Participation."

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information required by this item is hereby incorporated by reference to the material appearing in the Proxy Statement under the captions "Proposal No. 2 - Election of Directors - Security Ownership of Certain Beneficial Owners" and "- Security Ownership of Management."

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The  information  required  by this  item  is  hereby  incorporated  by reference to the material appearing in the Proxy Statement under the caption "Compensation Committee Interlocks and Insider Participation - Certain Relationships and Related Transactions."

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

a.            1.  Financial Statements

                  The financial statements listed in the accompanying Index to Financial Statements and Schedules hereof are filed as part of this report.

              2. Financial Statement Schedules

                  The financial statements schedules listed in the accompanying Index to Financial Statements and Schedules are filed as part of this report.

              3. Exhibits

                  See Index to Exhibits contained herein.

b.       Reports on Form 8-K

         The Company filed a Current Report on Form 8-K dated December 7, 1998 (filed December 8, 1998), pursuant to Item 5, which filed certain pro forma financial statements relating to the proposed merger between the Company and Storage Trust Realty.

c.       Exhibits:

         See Index to Exhibits contained herein.

d.       Financial Statement Schedules

         Not applicable.

                              PUBLIC STORAGE, INC.

                                INDEX TO EXHIBITS

                            (Items 14(a)(3) and 14(c)


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

3.16 Certificate of Determination for 8-5/8% Cumulative Preferred Stock, Series I. Filed with Registrant's Form 8-A/A Registration Statement relating to the Depositary Shares Each Representing 1/1,000 of a Share of 8-5/8% Cumulative Preferred Stock, Series I and incorporated herein by reference.

3.17 Certificate of Amendment of Articles of Incorporation. Filed with Registrant's Registration Statement No. 333-18395 and incorporated herein by reference.

3.18 Certification of Determination for Equity Stock, Series A. Filed with Registrant's Form 10-Q for the quarterly period ended June 30, 1997 and incorporated herein by reference.

3.19 Certification of Determination for 8% Cumulative Preferred Stock, Series J. Filed with Registrant's Form 8-A/A Registration Statement relating to the Depositary Shares Each Representing 1/1,000 of a Share of 8% Cumulative Preferred Stock, Series J and incorporated herein by reference.

3.20 Certificate of Correction of Certificate of Determination for the 8.25% Convertible Preferred Stock. Filed with Registrant's Registration Statement No. 333-61045 and incorporated herein by reference.

3.21 Certification of Determination for 8-1/4% Cumulative Preferred Stock, Series K. Filed with Registrant's Form 8-A/A Registration Statement relating to the Depositary Shares Each Representing 1/1,000 of a Share of 8-1/4% Cumulative Preferred Stock, Series K and incorporated herein by reference.

3.22 Certificate of Determination for 8-1/4% Cumulative Preferred Stock, Series L. Filed with Registrant's Form 8-A/A Registration Statement relating to the Depositary Shares Each Representing 1/1,000 of a Share of 8-1/4% Cumulative Preferred Stock, Series L and incorporated herein by reference.

3.23 Bylaws, as amended. Filed with the Registrant's Registration Statement No. 33-64971 and incorporated herein by reference.

3.24     Amendment  to Bylaws  adopted on May 9, 1996.  Filed with  Registrant's
         Registration   Statement  No.  333-03749  and  incorporated  herein  by
         reference.

3.25     Amendment to Bylaws adopted on June 26, 1997.  Filed with  Registrant's
         Registration   Statement  No.  333-41123  and  incorporated  herein  by
         reference.

3.26     Amendment to Bylaws adopted on January 6, 1998. Filed with Registrant's
         Registration   Statement  No.  333-41123  and  incorporated  herein  by
         reference.

3.27     Amendment  to  Bylaws   adopted  on  February  10,  1998.   Filed  with
         Registrant's Current Report on Form 8-K dated February 10, 1998 and incorporated herein by reference.

3.28 Amendment to Bylaws adopted on March 4, 1999. Filed with Registrant's Current Report on Form 8-K dated March 4, 1999 and incorporated herein by reference.

10.1 Second Amended and Restated Management Agreement by and among Registrant and the entities listed therein dated as of November 16, 1995. Filed with PS Partners, Ltd.'s Annual Report on Form 10-K for the year ended December 31, 1996 and incorporated herein by reference.

10.2 Amended Management Agreement between Registrant and Public Storage Commercial Properties Group, Inc. dated as of February 21, 1995. Filed with Registrant's Annual Report on Form 10-K for the year ended December 31, 1994 and incorporated herein by reference.

10.3 Loan Agreement between Registrant and Aetna Life Insurance Company dated as of July 11, 1988. Filed with Registrant's Current Report on Form 8-K dated July 14, 1988 and incorporated herein by reference.

10.4 Amendment to Loan Agreement between Registrant and Aetna Life Insurance Company dated as of September 1, 1993. Filed with Registrant's Annual Report on Form 10-K for the year ended December 31, 1993 and incorporated herein by reference.

10.5 Second Amended and Restated Credit Agreement by and among Registrant, Wells Fargo Bank, National Association, as agent, and the financial institutions party thereto dated as of February 25, 1997. Filed with Registrant's Registration Statement No. 333-22665 and incorporated herein by reference.

10.6 Note Assumption and Exchange Agreement by and among Public Storage Management, Inc., Public Storage, Inc., Registrant and the holders of the notes dated as of November 13, 1995. Filed with Registrant's Registration Statement No. 33-64971 and incorporated herein by reference.

10.7* Registrant's 1990 Stock Option Plan. Filed with Registrant's Annual Report on Form 10-K for the year ended December 31, 1994 and incorporated herein by reference.

10.8* Registrant's 1994 Stock Option Plan. Filed with Registrant's Annual Report on Form 10-K for the year ended December 31, 1997 and incorporated herein by reference.

10.9*    Registrant's   1996  Stock  Option  and  Incentive  Plan.   Filed  with
         Registrant's Annual Report on Form 10-K for the year ended December 31, 1997 and incorporated herein by reference.

10.10 Agreement and Plan of Reorganization among Registrant, Public Storage Properties IX, Inc., and PS Business Parks, Inc. dated as of December 13, 1995. Filed with Registrant's Registration Statement No. 333-00591 and incorporated herein by reference.

10.11 Deposit Agreement dated as of December 13, 1995, among Registrant, The First National Bank of Boston, and the holders of the depositary receipts evidencing the Depositary Shares Each Representing 1/1,000 of a Share of 8-7/8 Cumulative Preferred Stock, Series G. Filed with Registrant's Form 8-A/A Registration Statement relating to the Depositary Shares Each Representing 1/1000th of a Share of 8-7/8 Cumulative Preferred Stock, Series G and incorporated herein by reference.

10.12 Deposit Agreement dated as of January 25, 1996, among Registrant, The First National Bank of Boston, and the holders of the depositary receipts evidencing the Depositary Shares Each Representing 1/1,000 of a Share of 8.45% Cumulative Preferred Stock, Series H. Filed with Registrant's Form 8-A/A Registration Statement relating to the Depositary Shares Each Representing 1/1000th of a Share of 8.45% Cumulative Preferred Stock, Series H and incorporated herein by reference.

10.13** Employment Agreement between Registrant and B. Wayne Hughes dated as of November 16, 1995. Filed with Registrant's Annual Report on Form 10-K for the year ended December 31, 1995 and incorporated herein by reference.

10.14 Deposit Agreement dated as of November 1, 1996, among Registrant, The First National Bank of Boston, and the holders of the depositary receipts evidencing the Depositary Shares Each Representing 1/1,000 of a Share of 8-5/8% Cumulative Preferred Stock, Series I. Filed with Registrant's Form 8-A/A Registration Statement relating to the Depositary Shares Each Representing 1/1000th of a Share of 8-5/8% Cumulative Preferred Stock, Series I and incorporated herein by reference.


10.15 Agreement and Plan of Reorganization among Registrant, Public Storage Properties XIV, Inc. and, Public Storage Properties XV, Inc. dated as of December 5, 1996. Filed with Registrant's Registration Statement No. 333-22665 and incorporated herein by reference.

10.16 Agreement and Plan of Reorganization among Registrant, Public Storage Properties XVI, Inc. , Public Storage Properties XVII, Inc. , Public Storage Properties XVIII, Inc. and Public Storage Properties XIX, Inc. dated as of April 9, 1997. Filed with Registrant's Registration Statement No. 333-26959 and incorporated herein by reference.

10.17 Limited Partnership Agreement of PSAF Development Partners, L. P. between PSAF Development, Inc. and the Limited Partner dated as of April 10, 1997. Filed with Registrant's Form 10-Q for the quarterly period ended March 31, 1997 and incorporated herein by reference.

10.18 Deposit Agreement dated as of August 28, 1997 among Registrant, The First National Bank of Boston, and the holders of the depositary receipts evidencing the Depositary Shares Each Representing 1/1,000 of a Share of 8% Cumulative Preferred Stock, Series J. Filed with Registrant's Form 8-A/A Registration Statement relating to the Depositary Shares Each Representing 1/1,000 of a Share of 8% Cumulative Preferred Stock, Series J and incorporated herein by reference.

10.19 Agreement and Plan of Reorganization between Registrant and Public Storage Properties XX, Inc. dated as of December 13, 1997. Filed with Registrant's Registration Statement No. 333-49247 and incorporated herein by reference.

10.20 Agreement of Limited Partnership of PS Business Parks, L. P dated as of March 17, 1998. Filed with PS Business Parks, Inc.'s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1998 and incorporated herein by reference.

10.21 Deposit Agreement dated as of January 19, 1999 among Registrant, BankBoston, N. A. and the holders of the depositary receipts evidencing the Depositary Shares Each Representing 1/1,000 of a Share of 8-1/4% Cumulative Preferred Stock, Series K. Filed with Registrant's Form 8-A/A Registration Statement relating to the Depositary Shares Each Representing 1/1,000 of a Share of 8-1/4% Cumulative Preferred Stock, Series K and incorporated herein by reference.

10.22 Agreement and Plan of Merger among Storage Trust Realty, Registrant and Newco Merger Subsidiary, Inc. dated as of November 12, 1998. Filed with Registrant's Registration Statement No. 333-68543 and incorporated herein by reference.

10.23 Amendment No. 1 to Agreement and Plan of Merger among Storage Trust Realty, Registrant, Newco Merger Subsidiary, Inc. and STR Merger Subsidiary, Inc. dated as of January 19, 1999. Filed with Registrant's Registration Statement No. 333-68543 and incorporated herein by reference.

10.24 Amended and Restated Agreement of Limited Partnership of Storage Trust Properties, L. P., as amended by the First Amendment thereto. Filed with Storage Trust Realty's Annual Report on Form 10-K for the year ended December 31, 1994 and with Storage Trust Realty's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1996 and incorporated herein by reference.

10.25    Second   Amendment  to  Amended  and  Restated   Agreement  of  Limited
         Partnership of Storage Trust Properties, L. P. Filed herewith.

10.26* Storage Trust Realty 1994 Share Incentive Plan. Filed with Storage Trust Realty's Annual Report on Form 10-K for the year ended December 31, 1997 and incorporated herein by reference.

10.27*   Amended  and  Restated   Storage  Trust  Realty  Retention  Bonus  Plan
         effective as of November 12, 1998. Filed with Registrant's Registration Statement No. 333-68543 and incorporated herein by reference.

10.28 Deposit Agreement dated as of March 10, 1999 among Registrant, Bank Boston, N.A. and the holders of the depositary receipts evidencing the Depositary Shares Each Representing 1/1,000 of a Share of 8-1/4% Cumulative Preferred Stock, Series L. Filed with Registrant's Form 8-A/A Registration Statement relating to the Depositary Shares Each Representing 1/1,000 of a Share of 8-1/4% Cumulative Preferred Stock, Series L and incorporated herein by reference.

10.29 Note Purchase Agreement and Guaranty Agreement with respect to $100,000,000 of Senior Notes of Storage Trust Properties, L.P. Filed with Storage Trust Realty's Annual Report on Form 10-K for the year ended December 31, 1996 and incorporated herein by reference.

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

                                          PUBLIC STORAGE, INC.

Date: March  30, 1999                   By:     /s/  Harvey Lenkin
                                              --------------------------------
                                                Harvey Lenkin, President

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

         Signature                         Title                      Date
---------------------------    --------------------------------   --------------

  /s/ B. Wayne Hughes          Chairman of the Board, Chief       March 30, 1999
---------------------------    Executive Officer and Director
B. Wayne Hughes                (principal executive officer)


  /s/ Harvey Lenkin            President and Director             March 30, 1999
---------------------------
Harvey Lenkin


  /s/ B. Wayne Hughes, Jr.     Vice President and Director        March 30, 1999
---------------------------
B. Wayne Hughes, Jr.


  /s/ John Reyes               Senior Vice President and          March 30, 1999
---------------------------    Chief Financial Officer
John Reyes                     (principal financial officer and
                               principal accounting officer)


  /s/ Robert J. Abernethy      Director                           March 30, 1999
---------------------------
Robert J. Abernethy


  /s/ Dann V. Angeloff         Director                           March 30, 1999
---------------------------
Dann V. Angeloff


  /s/ William C. Baker         Director                           March 30, 1999
---------------------------
William C. Baker


                               Director
---------------------------
Thomas J. Barrack, Jr.


  /s/ Uri P. Harkham           Director                           March 30, 1999
---------------------------
Uri P. Harkham


                               Director
---------------------------
Daniel C. Staton

                              PUBLIC STORAGE, INC.
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                                  AND SCHEDULES

                                  (Item 14 (a))

                                                                        Page
                                                                     References
                                                                     ----------

Report of Independent Auditors.......................................    F-1

Consolidated balance sheets as of December 31, 1998 and 1997.........    F-2

For each of the three years in the period ended December 31, 1998:

Consolidated statements of income....................................    F-3

Consolidated statements of shareholders' equity .....................    F-4

Consolidated statements of cash flows................................ F-5 - F-6

Notes to consolidated financial statements........................... F-7 - F-27

SCHEDULE:

III - Real estate and accumulated depreciation.......................F-28 - F-51

All other schedules have been omitted since the required information is not present or not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements or notes thereto.

                         REPORT OF INDEPENDENT AUDITORS





The Board of Directors and Shareholders
Public Storage, Inc.


We have audited the accompanying consolidated balance sheets of Public Storage, Inc. as of December 31, 1998 and 1997, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1998. Our audits also included the financial statement schedule listed in the Index at Item 14 (a). These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Public Storage, Inc. at December 31, 1998 and 1997, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.





                                                            ERNST & YOUNG  L L P

Los Angeles, California

February 10, 1999, except for Note 10, as to which the date is March 10, 1999.

                              PUBLIC STORAGE, INC.
                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 1998 AND 1997
                    (AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                     DECEMBER 31,          DECEMBER 31,
                                                                                         1998                  1997
                                                                                  -------------------   -------------------
                                     ASSETS

Cash and cash equivalents....................................................        $     51,225         $     41,455
Real estate facilities, at cost:
   Land......................................................................             803,226              845,299
   Buildings.................................................................           2,159,065            2,232,230
                                                                                  -------------------   -------------------
                                                                                        2,962,291            3,077,529
   Accumulated depreciation..................................................            (411,176)            (378,248)
                                                                                  -------------------   -------------------
                                                                                        2,551,115            2,699,281
   Construction in process...................................................              83,138               42,635
                                                                                  -------------------   -------------------
                                                                                        2,634,253            2,741,916

Investment in real estate entities...........................................             450,513              225,873
Intangible assets, net.......................................................             203,635              212,944
Mortgage notes receivable from affiliates....................................               5,415               21,807
Other assets.................................................................              58,863               67,650
                                                                                  -------------------   -------------------
              Total assets...................................................        $  3,403,904         $  3,311,645
                                                                                  ===================   ===================

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Revolving line of credit.....................................................        $          -         $      7,000
Notes payable................................................................              81,426               96,558
Accrued and other liabilities................................................              63,813               70,648
                                                                                  -------------------   -------------------
         Total liabilities...................................................             145,239              174,206
Minority interest............................................................             139,325              288,479
Commitments and contingencies
Shareholders' equity:
   Preferred Stock, $0.01 par value, 50,000,000 shares authorized, 11,129,650 shares  issued  and  outstanding  (13,261,984  issued  and  outstanding at December 31, 1997), at liquidation preference:
         Cumulative Preferred Stock, issued in series........................             868,900              868,900
         Convertible Preferred Stock.........................................                   -               53,308
   Common stock, $0.10 par value, 200,000,000 shares authorized, 115,965,945 shares issued and outstanding (105,102,145 at December 31, 1997)........
                                                                                           11,598               10,511
   Class B Common Stock, $0.10 par value, 7,000,000 shares authorized
     and issued..............................................................                 700                  700
   Paid-in capital...........................................................           2,178,465            1,903,782
   Cumulative net income.....................................................             802,088              575,069
   Cumulative distributions paid.............................................            (742,411)            (563,310)
                                                                                  -------------------   -------------------
         Total shareholders' equity..........................................           3,119,340            2,848,960
                                                                                  -------------------   -------------------
              Total liabilities and shareholders' equity.....................        $  3,403,904         $  3,311,645
                                                                                  ===================   ===================

                            See accompanying notes.
                                      F-2

                              PUBLIC STORAGE, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
        FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 1998
                  (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                            1998                1997                1996
                                                                       ---------------     ---------------     ---------------
REVENUES:
   Rental income:
      Self-storage facilities...................................        $    488,291        $    385,540        $    270,429
      Commercial properties.....................................              23,112              40,575              23,576
      Portable self-storage.....................................              24,466               7,893                 421
   Equity in earnings of real estate entities...................              26,602              17,569              22,121
   Facility management fee......................................               6,221              10,141              14,428
   Interest and other income....................................              13,459               9,126               7,976
                                                                       ---------------     ---------------     ---------------
                                                                             582,151             470,844             338,951
                                                                       ---------------     ---------------     ---------------

EXPENSES:
  Cost of operations:
      Self-storage facilities...................................             149,376             117,963              82,494
      Commercial properties.....................................               7,951              16,665              10,750
      Portable self-storage.....................................              55,488              39,558               1,247
  Cost of facility management...................................               1,066               1,793               2,575
  Depreciation and amortization ................................             107,482              91,356              64,967
  General and administrative....................................               8,972               6,384               5,524
  Interest expense..............................................               4,507               6,792               8,482
                                                                       ---------------     ---------------     ---------------
                                                                             334,842             280,511             176,039
                                                                       ---------------     ---------------     ---------------

Income before minority interest.................................             247,309             190,333             162,912

Minority interest in income.....................................             (20,290)            (11,684)             (9,363)
                                                                       ---------------     ---------------     ---------------

Net income......................................................        $    227,019        $    178,649        $    153,549
                                                                       ===============     ===============     ===============
Net income allocation:
   Allocable to preferred shareholders..........................        $     78,375        $     88,393        $     68,599
   Allocable to common shareholders.............................             148,644              90,256              84,950
                                                                       ---------------     ---------------     ---------------
                                                                        $    227,019        $    178,649        $    153,549
                                                                       ===============     ===============     ===============

PER COMMON SHARE:

Basic net income per share......................................               $1.30               $0.92               $1.10
                                                                       ===============     ===============     ===============
Diluted net income per share....................................               $1.30               $0.91               $1.10
                                                                       ===============     ===============     ===============

Basic weighted average common shares outstanding................             113,929              98,446              77,117
                                                                       ===============     ===============     ===============
Diluted weighted average common shares outstanding..............             114,357              98,961              77,358
                                                                       ===============     ===============     ===============

                            See accompanying notes.
                                      F-3

                              PUBLIC STORAGE, INC.
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
       FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 1998
           (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)



                                                                Preferred Stock                         Class B
                                                           -------------------------      Common        Common
                                                           Cumulative    Convertible      Stock          Stock
                                                           -----------   -----------    -----------   -----------
BALANCES AT DECEMBER 31, 1995.........................      $450,150       $85,970         $7,152          $700
   Issuance of Preferred Stock, net of issuance costs:
     Series H and I (10,750 shares)...................       268,750             -              -             -
     Convertible, Series CC (58,955 shares)...........             -        58,955              -             -
   Issuance of Common Stock (15,134,241 shares).......             -             -          1,514             -
   Conversion of Convertible Participating
     Preferred Stock into Common Stock (1,611,265                  -       (28,470)           161             -
     shares)..........................................
   Conversion of 8.25% Convertible Preferred Stock
     into Common Stock (102,721 shares)...............             -        (1,526)            10             -
   Net income.........................................             -             -              -             -
   Cash distributions:
     Preferred Stock..................................             -             -              -             -
     Common Stock, $0.88 per share....................             -             -              -             -
                                                           -----------   -----------    -----------   -----------
BALANCES AT DECEMBER 31, 1996.........................       718,900       114,929          8,837           700
   Issuance of Preferred Stock, net of issuance
     costs:
     Series J (6,000 shares)..........................       150,000             -              -             -
   Issuance of Common Stock (14,376,218 shares)                    -             -          1,438             -
   Conversion of Series CC Convertible Preferred
     Stock into Common Stock (2,184,250 shares).......             -       (58,955)           218             -
   Conversion of 8.25% Convertible Preferred Stock
     into Common Stock (179,651 shares)...............             -        (2,666)            18             -
   Net income.........................................             -             -              -             -
   Cash distributions:
     Preferred Stock..................................             -             -              -             -
     Common Stock, $0.88 per share....................             -             -              -             -
                                                           -----------   -----------    -----------   -----------
BALANCES AT DECEMBER 31, 1997.........................       868,900        53,308         10,511           700

   Issuance of Common Stock (10,093,648 shares)                    -             -          1,010             -
   Conversion of 8.25% Convertible Preferred Stock
     into Common Stock (3,589,552 shares).............             -       (53,308)           359             -
   Repurchase of Common  Stock (2,819,400 shares).....             -             -           (282)            -
   Net income.........................................             -             -              -             -
   Cash distributions:
     Preferred Stock..................................             -             -              -             -
     Common Stock, $0.88 per share....................             -             -              -             -
                                                           -----------   -----------    -----------   -----------
BALANCES AT DECEMBER 31, 1998.........................      $868,900      $       -       $11,598          $700
                                                           ===========   ===========    ===========   ===========

                                                                                                               Total
                                                               Paid-in      Cumulative      Cumulative     Shareholders'
                                                               Capital      Net Income     Distributions       Equity
                                                             -----------    -----------    -------------   -------------
BALANCES AT DECEMBER 31, 1995.........................       $1,100,088      $242,871        $(252,428)     $1,634,503
   Issuance of Preferred Stock, net of issuance costs:
     Series H and I (10,750 shares)...................           (8,972)            -                -         259,778
     Convertible, Series CC (58,955 shares)...........                -             -                -          58,955
   Issuance of Common Stock (15,134,241 shares).......          333,956             -                -         335,470
   Conversion of Convertible Participating
     Preferred Stock into Common Stock (1,611,265                27,799             -                -            (510)
     shares)..........................................
   Conversion of 8.25% Convertible Preferred Stock
     into Common Stock (102,721 shares)...............            1,516             -                -               -
   Net income.........................................                -       153,549                -         153,549
   Cash distributions:
     Preferred Stock..................................                -             -          (68,599)        (68,599)
     Common Stock, $0.88 per share....................                -             -          (67,709)        (67,709)
                                                             -----------    -----------    -------------   -------------
BALANCES AT DECEMBER 31, 1996.........................        1,454,387       396,420         (388,736)      2,305,437
   Issuance of Preferred Stock, net of issuance
     costs:
     Series J (6,000 shares)..........................           (5,075)            -                -         144,925
   Issuance of Common Stock (14,376,218 shares)                 393,085             -                -         394,523
   Conversion of Series CC Convertible Preferred
     Stock into Common Stock (2,184,250 shares).......           58,737             -                -               -
   Conversion of 8.25% Convertible Preferred Stock
     into Common Stock (179,651 shares)...............            2,648             -                -               -
   Net income.........................................                -       178,649                -         178,649
   Cash distributions:
     Preferred Stock..................................                -             -          (88,393)        (88,393)
     Common Stock, $0.88 per share....................                -             -          (86,181)        (86,181)
                                                             -----------    -----------    -------------   -------------
BALANCES AT DECEMBER 31, 1997.........................        1,903,782       575,069         (563,310)      2,848,960

   Issuance of Common Stock (10,093,648 shares)                 293,708             -                -         294,718
   Conversion of 8.25% Convertible Preferred Stock
     into Common Stock (3,589,552 shares).............           52,949             -                -               -
   Repurchase of Common  Stock (2,819,400 shares).....          (71,974)            -                -         (72,256)
   Net income.........................................                -       227,019                -         227,019
   Cash distributions:
     Preferred Stock..................................                -             -          (78,375)        (78,375)
     Common Stock, $0.88 per share....................                -             -         (100,726)       (100,726)
                                                             -----------    -----------    -------------   -------------
BALANCES AT DECEMBER 31, 1998.........................       $2,178,465      $802,088        $(742,411)     $3,119,340
                                                             ===========    ===========    =============   =============

                            See accompanying notes.

                              PUBLIC STORAGE, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
        FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 1998
                             (AMOUNTS IN THOUSANDS)


                                                                                       1998           1997           1996
                                                                                   -----------    -----------    -----------
Cash flows from operating activities:
   Net income............................................................           $227,019       $178,649        $153,549
   Adjustments  to  reconcile  net  income  to net cash  provided  by operating activities:
     Depreciation and amortization.......................................            107,482         91,356          64,967
     Depreciation included in equity in earnings of real estate entities.             13,884         11,474          17,450
     Minority interest in income.........................................             20,290         11,684           9,363
                                                                                   -----------    -----------    -----------
       Total adjustments.................................................            141,656        114,514          91,780
                                                                                   -----------    -----------    -----------
       Net cash provided by operating activities.........................            368,675        293,163         245,329
                                                                                   -----------    -----------    -----------
Cash flows from investing activities:
     Principal payments received on mortgage notes receivable............             46,897            409           1,784
     Acquisition of minority interests in consolidated real estate
       partnerships......................................................            (22,845)       (21,559)        (15,419)
     Acquisition of mortgage notes receivable............................            (33,000)             -          (3,709)
     Acquisition of real estate facilities...............................            (46,064)       (65,225)       (198,404)
     Acquisition cost of business combinations...........................            (85,883)      (164,808)       (113,522)
     Reduction in cash due to the deconsolidation of PS Business Parks
       (See Note 2)......................................................            (11,260)             -               -
     Acquisition of interests in real estate entities....................            (99,934)       (46,151)        (83,893)
     Construction in process.............................................            (79,132)       (45,865)        (46,097)
     Investment in portable self- storage business ......................             (2,571)       (29,997)              -
     Capital improvements to real estate facilities .....................            (31,714)       (35,117)        (20,366)
     Other...............................................................             19,732           (838)         (5,104)
                                                                                   -----------    -----------    -----------
       Net cash used in investing activities.............................           (345,774)      (409,151)       (484,730)
                                                                                   -----------    -----------    -----------
Cash flows from financing activities:
     Net (paydowns) borrowings on revolving line of credit...............             (7,000)         7,000               -
     Net proceeds from the issuances of preferred stock..................                  -        144,925         259,778
     Net proceeds from the issuances of common stock.....................            237,860        182,523         130,538
     Repurchase of the Company's common stock............................            (72,256)             -               -
     Principal payments on mortgage notes payable........................            (15,131)       (11,885)        (51,310)
     Distributions paid to shareholders..................................           (179,101)      (174,574)       (136,308)
     Distributions from operations to minority interests in consolidated
       real estate entities..............................................            (32,312)       (20,929)        (20,853)
     Net reinvestment by minority interests in consolidated real estate
       entities..........................................................             54,809          3,527           3,976
                                                                                   -----------    -----------    -----------
       Net cash (used in) provided by financing activities...............            (13,131)       130,587         185,821
                                                                                   -----------    -----------    -----------
Net increase (decrease) in cash and cash equivalents.....................              9,770         14,599         (53,580)
Cash and cash equivalents at the beginning of the year...................             41,455         26,856          80,436
                                                                                   -----------    -----------    -----------
Cash and cash equivalents at the end of the year.........................            $51,225        $41,455         $26,856
                                                                                   ===========    ===========    ===========

                            See accompanying notes.
                                      F-5

                              PUBLIC STORAGE, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
        FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 1998
                             (AMOUNTS IN THOUSANDS)

                                   (CONTINUED)

                                                                                     1998           1997            1996
                                                                                   -----------    -----------    -----------
SUPPLEMENTAL SCHEDULE OF NON CASH INVESTING AND FINANCING ACTIVITIES:
   INVESTING ACTIVITIES:
   Acquisition of real estate  facilities  in exchange  for minority interests, common stock, the assumption of mortgage notes payable, the cancellation of mortgage notes receivable and the reduction of
     investment in real estate entities....................................         $(42,047)     $(119,279)       $(4,292)
   Business combinations (Note 3):
       Real estate facilities..............................................         (224,999)      (657,347)      (531,794)
       Investment in real estate entities..................................           86,966        189,400        124,696
       Other assets........................................................             (670)        (4,119)        (5,849)
       Accrued and other liabilities.......................................            3,793         21,190         15,399
       Minority interest...................................................           35,210         74,068         20,139
   Effect of the deconsolidation of PS Business Parks (Note 2)
       Investments in real estate entities.................................         (219,225)             -              -
       Real estate facilities, net of accumulated depreciation.............          433,446              -              -
       Other assets........................................................            2,048              -              -
       Accrued and other liabilities.......................................          (10,106)             -              -
       Notes payable.......................................................          (14,526)             -              -
       Minority interest...................................................         (202,897)             -              -
   Acquisition of minority interest in exchange for common stock...........          (25,460)             -              -
   Investment in real estate entities......................................          (17,133)        30,406              -

   FINANCING ACTIVITIES:
   Cancellation of mortgage notes receivable to acquire real estate facilities         2,495              -            700
   Assumption of mortgage notes payable upon the acquisition of real estate
     facilities............................................................           14,526              -          1,701
   Reduction of investment in real estate entities in exchange for real estate
     facilities...........................................................               527              -          1,891
   Reduction in construction in process - contribution to joint venture....                -        (30,406)             -
   Minority interest issued in exchange for real estate facilities ........            1,206        119,279              -
  Issuance of Mandatory Convertible Preferred Stock, Series CC to acquire
       interest in consolidated real estate partnerships...................                -              -         58,955
   Issuance of Common Stock:
       In connection with mergers..........................................           13,817        212,000        204,932
       To acquire minority interests.......................................           25,908              -              -
       Acquire partnership interests in real estate entities...............           17,133              -              -
       In connection with conversion of Convertible Preferred Stock........           53,308         61,621         29,486
   Conversion of 8.25% Convertible Preferred Stock.........................          (53,308)        (2,666)        (1,526)
   Conversion of Mandatory Convertible Preferred Stock.....................                -        (58,955)       (28,470)

                            See accompanying notes.
                                      F-6

                              PUBLIC STORAGE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1998

1.   DESCRIPTION OF THE BUSINESS

              Public Storage, Inc. (the "Company") is a California corporation which was organized in 1980. The Company is a fully integrated, self-administered and self-managed real estate investment trust ("REIT") that acquires, develops, owns and operates self-storage facilities which offer self-storage spaces for lease, usually on a month-to-month basis, for personal and business use.

              The Company invests in real estate facilities primarily through the acquisition of wholly-owned facilities combined with the acquisition of equity interests in real estate entities owning real estate facilities. At December 31, 1998, the Company had direct and indirect equity interests in 1,206 properties located in 38 states, including 1,094 self-storage facilities and 107 commercial properties and five facilities for use in its portable self-storage operations. All of the self-storage facilities are operated by the Company under the "Public Storage" name.

              In 1996 and 1997, the Company organized Public Storage Pickup and Delivery, Inc. as a separate corporation and a related partnership (the corporation and partnership are collectively referred to as "PSPUD") to operate a portable self-storage business that rents storage containers to customers for storage in central warehouses. At December 31, 1998, PSPUD operated 43 facilities in 11 states.

              On  January  2,  1997,  the  Company  reorganized  its  commercial property operations into a separate private REIT (the "Private REIT"). The Private REIT contributed its assets to a newly created operating partnership (the "Operating Partnership") in exchange for a general partnership interest and limited partnership interests. The Company and certain partnerships in which the Company has a controlling interest contributed substantially all of their commercial properties to the Operating Partnership in exchange for limited partnership interests or to the Private REIT in exchange for common stock. On March 17, 1998, the Private REIT merged into Public Storage Properties XI, Inc., an affiliated publicly traded REIT and the name of the surviving corporation was changed to PS Business Parks, Inc. (the REIT and Operating Partnership are referred to hereafter as "PSB"). As of December 31, 1998, the Company owned approximately 40% of PSB. At December 31, 1998, PSB owned 106 properties located in 11 states. PSB also manages the commercial properties owned by the Company and certain of its unconsolidated affiliates.

2.   Summary of significant accounting policies

              Basis of presentation
              ---------------------
              The consolidated financial statements include the accounts of the Company, PSPUD, and 21 controlled limited partnerships (the "Consolidated Entities"). Collectively, these entities own a total of 957 real estate facilities, consisting of 951 self-storage facilities, one commercial property, and five facilities for use by PSPUD.

              At December 31, 1998, the Company also has equity investments in 26 other affiliated limited partnerships whose principal business is the ownership of 143 self-storage facilities in aggregate which are managed by the Company. The Company does not control these entities, accordingly, the Company's investments in these entities are accounted for using the equity method.

              From the time of PSB's formation through March 31, 1998, the Company consolidated the accounts of PSB in its financial statements. During the second quarter of 1998, the Company's ownership interest in PSB was reduced below 50%, and accordingly, the Company ceased to have a controlling interest in PSB. As a result, the Company, effective April 1, 1998, no longer includes the accounts of PSB in its consolidated financial statements and has accounted for its investment during the nine months ended December 31, 1998 using the equity method. The consolidated statement of income for the year ended December 31, 1998 includes the consolidated operating results of PSB for the three months ended March 31, 1998, however, for the nine months ended December 31, 1998 the Company's investment is accounted for using the equity method.

              Use of estimates
              ----------------
              The preparation of the consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

              Income taxes
              ------------
              For all taxable years subsequent to 1980, the Company qualified and intends to continue to qualify as a REIT, as defined in Section 856 of the Internal Revenue Code. As a REIT, the Company is not taxed on that portion of its taxable income which is distributed to its shareholders provided that the Company meets certain tests. The Company believes it has met these tests during 1998, 1997 and 1996; accordingly, no provision for income taxes has been made in the accompanying financial statements.

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

              Intangible assets
              -----------------
              Intangible assets consist of property management contracts ($165,000,000) and the cost over the fair value of net tangible and identifiable intangible assets ($67,726,000) acquired. Intangible assets are amortized straight-line over 25 years. At December 31, 1998 and 1997, intangible assets are net of accumulated amortization of $29,091,000 and $19,782,000, respectively. Included in depreciation and amortization expense is $9,309,000 in each of the three fiscal years ended December 31, 1998 with respect to the amortization of intangible assets.

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

              Diluted net income per common share is computed using the weighted average common shares outstanding (adjusted for stock options). The Class B Common Stock is not included in the determination of net income per common share because all contingencies required for the conversion to common stock have not been satisfied as of December 31, 1998. In addition, the inclusion of the Company's convertible preferred stock in the determination of net income per common share has been determined to be anti-dilutive.

              In computing earnings per common share, preferred stock dividends totaling $78,375,000, $88,393,000 and $68,599,000 for the years ended
     December 31, 1998, 1997 and 1996, respectively, reduced income available to common stockholders.

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

3.   BUSINESS COMBINATIONS

              Mergers with affiliated REITs
              -----------------------------
              During 1998, the Company completed merger transactions with two affiliated public REITs whereby the Company acquired all the outstanding stock of the REITs which it did not previously own in exchange for cash and common stock of the Company. The merger transaction with Public Storage Properties XI, Inc. was accomplished through a merger of Public Storage Properties XI, Inc. with the Private Reit. The aggregate acquisition cost of these mergers is summarized as follows:

                                                                     Merger consideration (In Thousands)
                                                             ---------------------------------------------------
                                                               PSI            Pre-
                                                              Common        Existing
Entity                                   Date of Merger       Stock        Investment         Cash       Total
----------------------------------       --------------      --------     -----------       -------    ---------
                                                                                     (Amounts in thousands)
Public Storage Properties XI, Inc.       March 17, 1998      $      -       $ 14,774        $     -    $ 14,774
Public Storage Properties XX, Inc.        May 8, 1998          13,817          3,797          4,744      22,358
                                                             --------     -----------       -------    ---------
                                                             $ 13,817       $ 18,571        $ 4,744    $ 37,132
                                                             ========     ===========       =======    =========

              During 1997, the Company completed merger transactions with six affiliated public REITs whereby the Company acquired all the outstanding stock of the REITs for an aggregate cost of $404,907,000, consisting of the issuance of 7,681,432 shares of the Company's common stock ($212,000,000), a $124,045,000 reduction of the Company's pre-existing investment and $68,862,000 in cash.

              Affiliated Partnership acquisitions:
              ------------------------------------
              During 1998, the Company increased its ownership interest in three affiliated limited partnerships in which the Company is the general partner. Prior to the acquisitions, the Company accounted for its investment in each of the three partnerships using the equity method. As a result of increasing its ownership interest and obtaining control of the partnerships, the Company began to consolidate the accounts of the partnerships in the Company's consolidated financial statements. These transactions are summarized as follows:

                                           Economic
                                         Interest after       Month                     Pre-existing
Entity                                    Acquisition        Purchased        Cash       investment      Total
----------------------------------       --------------   --------------   -----------  ------------   ---------
                                                                     (Amounts in thousands)
Mid-Atlantic I and II                        95%           January 1998     $   5,710     $  1,551     $   7,261
Public Storage Institutional Fund III        98%          September 1998       75,429       66,844       142,273
                                                                           -----------  ------------   ---------
                                                                            $  81,139     $ 68,395     $ 149,534
                                                                           ===========  ============   =========

              During 1997, the Company increased its ownership interest in twelve affiliated limited partnerships in which the Company is the general partner. Prior to the acquisitions, the Company accounted for its investment in each of the twelve partnerships using the equity method. As a result, commencing in 1997, the Company began to consolidate the accounts of these partnerships for financial statement purposes. The aggregate amount of the interests acquired totaled $161,301,000 consisting of a $65,355,000 reduction of the Company's pre-existing investment and cash of $95,946,000.

              Each of the above mergers with affiliated REIT's and acquisitions of partnership interests discussed above has been accounted for as a purchase; accordingly, allocations of the total acquisition cost to the net assets acquired were made based on the fair value of such assets and liabilities as of the dates of each respective transaction. The fair market values of the assets acquired and liabilities assumed with respect to the transactions occurring in 1998 and 1997 are summarized as follows:

                                         REIT         Partnership
                                        mergers      Acquisitions       Total
                                       ---------     ------------     ----------
                                                (Amounts in thousands)
1998 BUSINESS COMBINATIONS:
    Real estate facilities..........   $ 73,971        $ 151,028      $ 224,999
    Other assets....................        271              399            670
    Accrued and other liabilities...     (2,280)          (1,513)        (3,793)
    Minority interest...............    (34,830)            (380)       (35,210)
                                       ---------     ------------     ----------
                                       $ 37,132        $ 149,534      $ 186,666
                                       =========     ============     ==========

1997 BUSINESS COMBINATIONS:
    Real estate facilities..........   $413,597        $ 243,750      $ 657,347
    Other assets....................      2,424            1,695          4,119
    Accrued and other liabilities...    (11,114)         (10,076)       (21,190)
    Minority interest...............          -          (74,068)       (74,068)
                                       ---------     ------------     ----------
                                       $404,907        $ 161,301      $ 566,208
                                       =========     ============     ==========

              The historical operating results of the above acquisitions prior to each respective acquisition date have not been included in the Company's historical operating results. Pro forma data (unaudited) for the years ended December 31, 1998 and 1997 as though the business combinations above had been effective at the beginning of fiscal 1997 are as follows:

                                                        For the Year
                                                     Ended December 31,
                                            ------------------------------------
                                                  1998               1997
                                            ----------------    ----------------
                                            (in thousands except per share data)

Revenues..................................        $593,180          $496,977
Net income................................        $226,353          $176,716
Net income per common share (Basic).......          $1.30             $0.89
Net income per common share (Diluted).....          $1.29             $0.89

              The pro forma data does not purport to be indicative either of results of operations that would have occurred had the transactions occurred at the beginning of fiscal 1997 or future results of operations of the Company. Certain pro forma adjustments were made to the combined historical amounts to reflect (i) expected reductions in general and administrative expenses, (ii) estimated increased interest expense from bank borrowings to finance the cash portion of the acquisition cost and
     (iii) estimated increase in depreciation and amortization expense.

4.   REAL ESTATE FACILITIES

              Activity in real estate facilities during 1998, 1997 and 1996 is as follows:

                                                         1998              1997               1996
                                                     ------------      ------------       ------------
                                                                 (Amounts in thousands)
Operating facilities, at cost:
  Beginning balance.............................     $ 3,077,529        $2,185,498         $1,405,155
  Property acquisitions
     Business combinations (Note 3) .............        224,999           657,347            531,794
     Other  acquisitions.........................         64,818           184,504            202,696
  Developed facilities...........................         38,629             8,639             18,261
  Acquisition of minority interest (Note 8)......         23,293             8,904              7,226
  Capital improvements...........................         31,714            35,117             20,366
  PSB deconsolidation (see below)................       (498,691)           (2,480)                 -
                                                     ------------      ------------       ------------
  Ending balance.................................      2,962,291         3,077,529          2,185,498
                                                     ------------      ------------       ------------

Accumulated depreciation:
  Beginning balance..............................       (378,248)         (297,655)          (241,966)
  Additions during the year......................        (98,173)          (82,047)           (55,689)
  PSB deconsolidation (see below) ...............         65,245             1,454                  -
                                                     ------------      ------------       ------------
  Ending balance.................................       (411,176)         (378,248)          (297,655)
                                                     ------------      ------------       ------------

Construction in progress:
  Beginning balance..............................         42,635            35,815              7,979
  Current development cost.......................         79,132            45,865             46,097
  Property contribution to real estate entities..              -           (30,406)                 -
  Newly opened development facilities............        (38,629)           (8,639)           (18,261)
                                                     ------------      ------------       ------------
  Ending balance.................................         83,138            42,635             35,815
                                                     ------------      ------------       ------------

Total real estate facilities.....................    $ 2,634,253        $2,741,916         $1,923,658
                                                     ============      ============       ============

              During 1998, the Company acquired a total of 53 real estate facilities for an aggregate cost of $224,999,000 in connection with certain business combinations (Note 3). In addition, the Company also acquired two self storage facilities for an aggregate cost of $9,384,000, consisting of the cancellation of mortgage notes receivable ($2,495,000), the Company's existing investment ($527,000), and cash ($6,362,000) and three commercial facilities for an aggregate cost of $55,434,000 consisting of the assumption of mortgage notes payable ($14,526,000), the issuance of minority interests ($1,206,000) and cash ($39,702,000).

              Effective April 1, 1998, the Company no longer included the accounts of PSB in its consolidated financial statements (Note 2). As a result of this change, real estate facilities and accumulated depreciation were reduced by $498,691,000 and $65,245,000, respectively, reflecting the cost basis of the PSB real estate facilities which are no longer included in the Company's consolidated financial statements.

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

              During 1996, the Company acquired a total of 154 real estate facilities for an aggregate cost of $531,794,000 in connection with certain business combinations. The Company also acquired an additional 58 real estate facilities from third parties with an aggregate acquisition cost of $202,696,000 consisting of the cancellation of mortgage notes receivable
     ($700,000), cancellation of pre-existing investments ($1,891,000), assumption of mortgage notes payable ($1,701,000), and cash ($198,404,000).

              A substantial number of the real estate facilities acquired during 1998, 1997, and 1996 were acquired from affiliates in connection with business combinations with an aggregate acquisition cost of approximately $224,999,000, $657,347,000, and $531,794,000 respectively.

              Construction in progress consists of land and development costs relating principally to the development of self-storage facilities. In April 1997, the Company and an institutional investor created a joint venture partnership (the "Development Joint Venture") for the purpose of developing up to $220 million of self-storage facilities. The Company owns 30% of the partnership interest and the institutional investor owns the remaining 70% interest. In connection with the formation of the Development Joint Venture, the Company contributed eight self-storage facilities ($30,406,000), which were under construction, to the partnership in exchange for its partnership interest. The Company will periodically transfer newly developed properties, the cost of which were included in real estate, to the partnership as part of the Company's capital contribution to the partnership. The Company's investment in the partnership is accounted for using the equity method (See Note 5).

              At December 31, 1998, the unaudited adjusted basis of real estate facilities for Federal income tax purposes was approximately $2.2 billion.

5.   INVESTMENTS IN REAL ESTATE ENTITIES

              At December 31, 1998, the Company's investments in real estate entities consist generally of ownership interests in 26 partnerships. Such interests consists of noncontrolling interests of less than 50% and are accounted for using the equity method of accounting. Accordingly, earnings are recognized by the Company based upon the Company's ownership interest in each of the partnerships. During 1998, 1997, and 1996, the Company recognized earnings from its investments of $26,602,000, $17,569,000 and $22,121,000, respectively, and received cash distributions totaling $17,968,000, $15,673,000 and $27,326,000, respectively.

              During 1998 and 1997, respectively, the Company's investment in real estate entities decreased principally as a result of business combinations whereby the Company eliminated approximately $87.0 million and $189.4 million, respectively, of pre-existing investments in real estate entity investments. Offsetting these decreases are additional investments made by the Company in other unconsolidated entities totaling $319.1 million (including $219.2 million due to the deconsolidation of PSB) and $46.2 million in 1998 and 1997, respectively.

              Summarized combined financial data with respect to those real estate entities in which the Company had an ownership interest at December 31, 1998 (amounts for the Development Joint Venture are from its formation on April 10, 1997) are as follows:

                                                  Other            Development
                                            Equity Investments    Joint Venture          PSB               Total
                                            ------------------    -------------     --------------    --------------
                                                                      (Amounts in thousands)
For the year ended December 31, 1998:

 Rental income........................           $   65,813          $ 6,003          $  88,320          $  160,136
 Other income.........................                1,755              555              1,940               4,250
                                            ------------------    -------------     --------------    --------------
     Total revenues...................               67,568            6,558             90,260             164,386
                                            ------------------    -------------     --------------    --------------
 Cost of operations...................               21,882            3,703             26,150              51,735
 Depreciation and amortization........                7,990            1,879             18,908              28,777
 Other expenses.......................                8,119              100              4,594              12,813
                                            ------------------    -------------     --------------    --------------
     Total expenses...................               37,991            5,682             49,652              93,325
                                            ------------------    -------------     --------------    --------------
 Net income before minority interest..               29,577              876             40,608              71,061
 Minority interest ...................                    -                -            (11,208)            (11,208)
                                            ------------------    -------------     --------------    --------------
     Net income.......................           $   29,577          $   876          $  29,400          $   59,853
                                            ==================    =============     ==============    ==============
 At December 31, 1998:
 ---------------------
 Real estate, net ....................           $  169,775        $ 138,948          $ 698,137          $1,006,860
 Total assets.........................           $  213,762        $ 146,666          $ 709,414          $1,069,842
 Total liabilities....................           $   76,657        $   4,927          $  66,494          $  148,078
 Minority interest....................           $        -        $       -          $ 153,015          $  153,015
 Total equity.........................           $  137,105        $ 141,739          $ 489,905          $  768,749

 The Company's investment (book
     value) at December 31, 1998......           $  175,383        $  42,522          $ 232,608          $  450,513

 The Company's effective average
     ownership interest at December
     31, 1998.........................                  37%              30%                40%                 33%



              As indicated above, in April 1997, the Company and an institutional investor formed a joint venture partnership for the purpose of developing up to $220 million of self-storage facilities. As of December 31, 1998, the joint venture partnership had completed construction on 24 self-storage facilities with a total cost of approximately $112.2 million, and had 6 facilities under construction with an aggregate cost incurred to date of approximately $28.6 million and total additional estimated cost to complete of $3.9 million. The partnership is funded solely with equity capital consisting of 30% from the Company and 70% from the institutional investor.

6.   REVOLVING LINE OF CREDIT

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

              Under covenants of the Credit Facility, the Company is required to
     (i) maintain a balance sheet leverage ratio of less than 0.40 to 1.00, (ii) maintain net income of not less than $1.00 for each fiscal quarter, (iii) maintain certain cash flow and interest coverage ratios (as defined) of not less than 1.0 to 1.0 and 5.0 to 1.0, respectively and (iv) maintain a minimum total shareholders' equity (as defined). In addition, the Company is limited in its ability to incur additional borrowings (the Company is required to maintain unencumbered assets with an aggregate book value equal to or greater than three times the Company's unsecured recourse debt) or sell assets. The Company was in compliance with the covenants of the Credit Facility at December 31, 1998.

7.   NOTES PAYABLE

              Notes payable at December 31, 1998 and 1997 consist of the following:

                                                                             1998                          1997
                                                                  ---------------------------   ---------------------------
                                                                    Carrying                      Carrying
                                                                     amount       Fair value       amount       Fair value
                                                                  -------------  ------------   -------------  ------------
                                                                              (Amounts in thousands)
7.08% unsecured senior notes, due November 2003..................    $ 46,000     $ 46,000         $ 53,250      $ 53,250
Mortgage notes payable:
  10.55% mortgage notes secured by real estate facilities,
      principal and interest payable monthly, due August 2004....      28,401       30,942           30,355        34,571
  7.134% to 11.00% mortgage notes secured by real estate
      facilities, principal and interest payable monthly, due
      at varying dates between May 1999 and September 2028.......       7,025        7,025           12,953        12,953
                                                                  -------------  ------------   -------------  ------------
                                                                     $ 81,426     $ 83,967         $ 96,558      $100,774
                                                                  =============  ============   =============  ============

              The senior notes require interest and principal payments to be paid semi-annually and have various restrictive covenants, all of which have been met at December 31, 1998.

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

              Mortgage notes payable are secured by 25 of the Company's real estate facilities having an aggregate net book value of $53.8 million at December 31, 1998.

              At December 31, 1998, approximate principal maturities of notes payable are as follows:

                                              Fixed Rate
                                            Mortgage debt
                      7.08% Unsecured     (weighted average
                       Senior Notes         rate of 10.44%)           Total
                     -----------------    -----------------    -----------------
                                          (in thousands)
1999 ..........           $   8,000         $   6,398              $  14,398
2000...........               8,750             2,622                 11,372
2001...........               9,500             2,910                 12,410
2002...........               9,750             3,229                 12,979
2003...........              10,000             3,584                 13,584
Thereafter.....                   -            16,683                 16,683
                     -----------------    -----------------    -----------------
                           $ 46,000         $  35,426              $  81,426
                     =================    =================    =================

              Interest paid (including interest related to the borrowings on the Credit Facility) during 1998, 1997 and 1996 was $7,690,000, $8,884,000 and
     $10,312,000, respectively. In addition, in 1998, 1997 and 1996, the Company capitalized interest totaling $3,481,000, $2,428,000 and $1,861,000, respectively, related to construction of real estate facilities.

              The maturities above do not include the notes payable assumed on March 12, 1999 by the Company in connection with the merger with Storage Trust in the unaudited principal amount of $100 million (unaudited - $14.7 million of which is due in 2003, with the remainder due thereafter). See note 13 for further discussion of the merger.

8.   MINORITY INTEREST

              In consolidation, the Company classifies ownership interests other than its own in the net assets of each of the Consolidated Entities as minority interest on the consolidated financial statements. Minority interest in income consists of the minority interests' share of the operating results of the Company relating to the consolidated operations of the Consolidated Entities.

              During 1998, the Company acquired limited partnership interests in the Consolidated Entities in several transactions for an aggregate cost of $48,753,000. These transactions had the effect of reducing minority interest by approximately $25,460,000 (the historical book value of such interests in the underlying net assets of the partnerships). The excess of the cost over the underlying book value ($23,293,000) has been allocated to real estate facilities in consolidation. In 1997 and 1996, the Company acquired interests in the Consolidated Entities at an aggregate cost of $21,559,000 and $15,419,000, respectively, reducing minority interest by approximately $12,655,000 and $8,193,000, respectively. The excess of cost over underlying book values was allocated to real estate facilities in consolidation.

              During 1998, 1997 and 1996, in connection with certain business combinations (Note 3) minority interest was increased by $35,210,000, $74,068,000 and $20,139,000, respectively, representing the remaining partners' equity interests in the aggregate net assets of the Consolidated Entities.

9.   PROPERTY MANAGEMENT

              Throughout the three year period ended December 31, 1998, the Company, pursuant to property management contracts, managed real estate facilities owned by affiliated entities and to a lesser extent by third parties. The property management contracts generally provide for compensation equal to 6% of gross revenues of the facilities managed.

10.  SHAREHOLDERS' EQUITY

              Preferred Stock
              ---------------
              At December 31, 1998 and 1997, the Company had the following series of Preferred Stock outstanding:

                                                       At December 31, 1998                At December 31, 1997
                                                   ----------------------------       ---------------------------
                                      Dividend        Shares          Carrying          Shares          Carrying
              Series                    Rate       Outstanding         Amount         Outstanding        Amount
---------------------------------    ----------    -----------        ---------       -----------       ---------
                                                                    (Dollar amounts in thousands)
Series A                                10.000%      1,825,000        $  45,625         1,825,000        $ 45,625
Series B                                 9.200%      2,386,000           59,650         2,386,000          59,650
Series C                             Adjustable      1,200,000           30,000         1,200,000          30,000
Series D                                 9.500%      1,200,000           30,000         1,200,000          30,000
Series E                                10.000%      2,195,000           54,875         2,195,000          54,875
Series F                                 9.750%      2,300,000           57,500         2,300,000          57,500
Series G                                 8.875%          6,900          172,500             6,900         172,500
Series H                                 8.450%          6,750          168,750             6,750         168,750
Series I                                 8.625%          4,000          100,000             4,000         100,000
Series J                                 8.000%          6,000          150,000             6,000         150,000
                                                   -----------        ---------       -----------       ---------
  Total Senior Preferred Stock                      11,129,650          868,900        11,129,650         868,900

Convertible Preferred Stock              8.250%              -                -         2,132,334          53,308
                                                   -----------        ---------       -----------       ---------
                                                    11,129,650        $ 868,900        13,261,984        $922,208
                                                   ===========        =========       ===========       =========

              On June 1, 1998, the Company exercised its option to redeem the Convertible Preferred Stock for common stock at the conversion rate of
     1.6835 shares of common stock for each share of Convertible Preferred Stock. Pursuant to the redemption, which was effective July 1, 1998, the Company issued 3,503,303 shares of common stock.

              On January 19, 1999, the Company issued 4.6 million depository shares (each representing 1/1,000 of a share) of its Preferred Stock, Series K, raising net proceeds of approximately $111.4 million. On March 10, 1999, the Company issued 4.6 million depositary shares (each representing 1/1,000 of a share) of its Preferred Stock, Series L, raising net proceeds of approximately $111.4 million.

              The Series A through Series L (collectively the "Cumulative Senior Preferred Stock") have general preference rights with respect to liquidation and quarterly distributions. With respect to the payment of dividends and amounts upon liquidation, all of the Company's Convertible Preferred Stock ranks junior to the Cumulative Senior Preferred Stock and any other shares of preferred stock of the Company ranking on a parity with or senior to the Cumulative Senior Preferred Stock.

              Holders of the Company's preferred stock, except under certain conditions and as noted above, will not be entitled to vote on most matters. In the event of a cumulative arrearage equal to six quarterly dividends or failure to maintain a Debt Ratio (as defined) of 50% or less, holders of all outstanding series of preferred stock (voting as a single class without regard to series) will have the right to elect two additional members to serve on the Company's Board of Directors until events of default have been cured. At December 31, 1998, there were no dividends in arrears and the Debt Ratio was 2.4%.

              Except under certain conditions relating to the Company's qualification as a REIT, the Senior Preferred Stock are not redeemable prior to the following dates: Series A - September 30, 2002, Series B - March 31, 2003, Series C - June 30, 1999, Series D - September 30, 2004, Series E - January 31, 2005, Series F - April 30, 2005, Series G - December 31, 2000, Series H - January 31, 2001, Series I - October 31, 2001, Series J - August 31, 2002, Series K - January 19, 2004, Series L - March 10, 2004 On or after the respective dates, each of the series of Senior Preferred Stock will be redeemable at the option of the Company, in whole or in part, at $25 per share (or depositary share in the case of the Series H, Series I, Series J, Series K, and Series L), plus accrued and unpaid dividends.

              Common stock
              ------------
              During 1998, 1997 and 1996, the Company issued and repurchased shares of its common stock as follows:

                                                1998                        1997                        1996
                                      -------------------------   -------------------------   -------------------------
                                        Shares        Amount         Shares        Amount       Shares       Amount
                                      -----------   -----------   -----------   -----------   -----------   -----------
                                                                (Dollar amounts in thousands)
Public offerings....................   7,951,821     $ 234,521     6,600,000      $181,448     6,151,200    $ 128,501
In connection with mergers (Note 3)      433,526        13,817     7,681,432       212,000     8,839,181      204,932
Exercise of stock options...........     219,596         3,339        94,786         1,075       100,663        1,037
Issuance to affiliates..............     853,700        26,362             -             -        43,197        1,000
Conversion of Mandatory Convertible
  Preferred Stock...................           -             -             -             -     1,611,265       27,960
Conversion of Series CC Convertible
  Preferred Stock...................           -             -     2,184,250        58,955             -            -
Acquisition of interests in real
  estate entities...................     635,005        16,679             -             -             -            -
Repurchases of stock................  (2,819,400)      (72,256)            -             -             -            -
Conversion of 8.25% Convertible
  Preferred Stock...................   3,589,552        53,308       179,651         2,666       102,721        1,526
                                      -----------   -----------   -----------   -----------   -----------   -----------
                                      10,863,800     $ 275,770    16,740,119      $456,144    16,848,227     $364,956
                                      ===========   ===========   ===========   ===========   ===========   ===========

              Shares of common stock issued to affiliates in 1998 were in exchange for interests in real estate entities. Shares of common stock issued to affiliates in 1996, were issued for cash. All the shares of common stock, with the exception of the shares issued in connection with the exercise of stock options, were issued at the prevailing market price at the time of issuance.

              On June 12, 1998, the Company announced that the Board of Directors authorized the repurchase from time to time of up to 10,000,000 shares of the Company's common stock on the open market or in privately negotiated transactions. Through December 31, 1998 the Company has repurchased a total of 2,819,400 shares of common stock at an aggregate cost of approximately $72,256,000.

              At December 31, 1998, the Company had 4,935,642 shares of common stock reserved in connection with the Company's stock option plans (Note
     11) and 7,000,000 shares of common stock reserved for the conversion of the Class B Common Stock.

              On March 12, 1999, the Company issued approximately 13.0 million unaudited shares of common stock pursuant to the merger with Storage Trust Realty and reserved approximately 1.0 million additional unaudited shares for issuance upon conversion of units in Storage Trust Realty's operating partnership (Note 13).

              Class B Common Stock
              --------------------
              The Class B Common Stock will (i) not participate in distributions until the later to occur of funds from operations ("FFO") per Common Share, as defined below, aggregating $1.80 during any period of four consecutive calendar quarters, or January 1, 2000; thereafter, the Class B Common Stock will participate in distributions (other than liquidating distributions), at the rate of 97% of the per share distributions on the Common Stock, provided that cumulative distributions of at least $0.22 per quarter per share have been paid on the Common Stock, (ii) not participate in liquidating distributions, (iii) not be entitled to vote (except as expressly required by California law) and (iv) automatically convert into Common Stock, on a share for share basis, upon the later to occur of FFO per Common Share aggregating $3.00 during any period of four consecutive calendar quarters or January 1, 2003.

              For these purposes, FFO means net income (loss) (computed in accordance with generally accepted accounting principles) before (i) gain
     (loss) on early extinguishment of debt, (ii) minority interest in income and (iii) gain (loss) on disposition of real estate, adjusted as follows:
     (i) plus depreciation and amortization (including the Company's pro-rata share of depreciation and amortization of unconsolidated equity interests and amortization of assets acquired in a merger, including property management agreements and goodwill), and (ii) less FFO attributable to minority interest. For these purposes, FFO per Common Share means FFO less preferred stock dividends (other than dividends on convertible preferred stock) divided by the outstanding weighted average shares of Common Stock assuming conversion of all outstanding convertible securities and the Class B Common Stock.

              For these purposes, FFO per share of Common Stock (as defined) was $2.11 for the year ended December 31, 1998.

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

              Dividends
              ---------
              The unaudited characterization of dividends for Federal income tax purposes is made based upon earnings and profits of the Company, as defined by the Internal Revenue Code. Distributions declared by the Board of Directors (including distributions to the holders of preferred stock) in 1997 and 1996 were characterized entirely as ordinary income. For 1998, the Company's dividends for the first, third, and fourth quarter were characterized as ordinary income in their entirety. For the second quarter of 1998, 86.11% of the Company's dividends were characterized as ordinary income, and the remainder was characterized as a capital gain.

              The following summarizes dividends paid during 1998, 1997 and 1996:

                                                1998                     1997                    1996
                                       ---------------------     --------------------    ---------------------
                                       Per share      Total      Per share     Total     Per share     Total
                                       ---------    --------     ---------   --------    ---------   ---------
                                                         (in thousands, except per share data)
Series A                                 $2.500       $4,563       $2.500      $4,563      $2.500      $4,563
Series B                                 $2.300        5,488       $2.300       5,488      $2.300       5,488
Series C                                 $1.688        2,024       $1.844       2,213      $1.840       2,212
Series D                                 $2.375        2,850       $2.375       2,850      $2.375       2,850
Series E                                 $2.500        5,488       $2.500       5,488      $2.500       5,488
Series F                                 $2.437        5,606       $2.437       5,606      $2.437       5,606
Series G                                 $2.219       15,309       $2.219      15,309      $2.219      15,479
Series H                                 $2.112       14,259       $2.112      14,259      $1.978      13,348
Series I                                 $2.156        8,625       $2.156       8,625      $0.359       1,438
Series J                                 $2.000       12,000       $0.689       4,133           -           -
Convertible                              $1.032        2,163       $2.062       4,531      $2.063       4,679
Series CC                                     -            -     $260.000      15,328     $97.500       5,748
Mandatory Convertible Participating           -            -            -           -     $54.487       1,700
                                                    --------                 --------                ---------
                                                      78,375                   88,393                  68,599

Common                                   $0.880      100,726       $0.880      86,181      $0.880      67,709
                                                    --------                 --------                ---------
                                                    $179,101                 $174,574                $136,308
                                                    ========                 ========                =========

              The dividend rate on the Series C Preferred Stock is adjusted quarterly and is equal to the highest of one of three U.S. Treasury indices (Treasury Bill Rate, Ten Year Constant Maturity Rate, and Thirty Year Constant Maturity Rate) multiplied by 110%. However, the dividend rate for any dividend period will not be less than 6.75% per annum nor greater than 10.75% per annum. The dividend rate with respect to the first quarter of 1999 will be equal to 6.75% per annum.

11.  STOCK OPTIONS

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

              Information with respect to the Plans during 1998 and 1997 is as follows:

                                                           1998                           1997
                                                --------------------------       ------------------------
                                                   Number         Average          Number        Average
                                                     of          Price per           of         Price per
                                                  Options          Share          Options         Share
                                                ----------      ----------       ----------     ---------
Options outstanding January 1                   1,696,215           $20.03       1,752,169         $19.02
  Granted                                         590,000            28.23         111,000          28.59
  Exercised                                      (219,596)           15.20         (94,786)         11.34
  Canceled                                        (12,334)           28.66         (72,168)         20.73
                                                ----------      ----------       ----------     ---------
Options outstanding December 31                 2,054,285           $22.85       1,696,215         $20.03
                                                                ==========                      =========

                                                                    $9.375                         $8.125
Option price range at December 31                               to $33.563                      to $30.00

Options exercisable at December 31              1,044,249           $19.94         778,012         $17.74
                                                ==========      ==========       ==========     =========

Options available for grant at December 31      2,881,337                        3,459,003
                                                ==========                       ==========


              In 1996, the Company adopted the disclosure requirement provision of SFAS 123 in accounting for stock-based compensation issued to employees. As of December 31, 1998 and 1997 there were 1,900,837 and 1,412,734 options outstanding, respectively, that were subject to SFAS 123 disclosure requirements. The fair value of these options was estimated utilizing prescribed valuation models and assumptions as of each respective grant date. Based on the results of such estimates, management determined that there was no material effect on net income or earnings per share for the years ended December 31, 1998 and 1997. The remaining contractual lives were 7.8 years and 7.9 years, respectively, at December 31, 1998 and 1997.

12.  DISCLOSURES REGARDING SEGMENT REPORTING

              In July 1997, the FASB issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("FAS 131"), which establishes standards for the way that public business enterprises report information about operating segments. This statement is effective for financial statements for periods beginning after December 15, 1997. The Company has adopted this standard effective for the year ended December 31, 1998.

              Description of each reportable segment
              --------------------------------------
              The Company's reportable segments reflect the Company's significant operating activities that are evaluated separately by management. The company has three reportable segments: self-storage operations, commercial property operations, and portable self-storage operations.

              The self-storage segment comprises the direct ownership, development, and operation of traditional self-storage facilities, management of these properties for third parties and affiliated entities, and the ownership of equity interests in entities that own self storage properties. The commercial property segment reflects the Company's interest in the ownership, operation, and management of commercial properties. The vast majority of the Company's commercial property operations are conducted through PSB, and to a much lesser extent the Company and certain of its unconsolidated subsidiaries own commercial space, managed by PSB, within facilities that combine self-storage and commercial space for rent. The portable self storage segment reflects the activities conducted entirely through PSPUD, the Company's subsidiary.

              Measurement of segment profit or loss
              -------------------------------------
              The Company evaluates performance and allocates resources based upon the net segment income of each segment. Net segment income represents net income in conformity with Generally Accepted Accounting Principles and the Company's significant accounting policies as denoted in Note 2, before interest and other income, depreciation expense, interest expense, general and administrative expense, and minority interest in income. This net segment income is reflected on the Company's financial statements not only as rental income and cost of operations, but also as a component of equity in earnings of real estate entities. The accounting policies of the reportable segments are the same as those described in the Summary of Significant Accounting Policies.

              Corporate general and administrative expense, interest expense, interest and other income, depreciation expense, and minority interest in income are not allocated to segments because management does not utilize them to evaluate of the results of operations of each segment.

              Measurement of segment assets
              -----------------------------
              No segment data relative to assets or liabilities is presented by the Company, because management does not evaluate performance based upon the assets or liabilities of the segments. Management believes that the historical cost of the Company's real property does not have any significant bearing upon the performance of the commercial property and self storage segments. In the same manner, management believes that the book value of investment in real estate entities as having no bearing upon the results of those investments. The only other types of assets that might be allocated to individual segments are trade receivables, payables, and other assets which arise in the ordinary course of business, but they are also not a significant factor in the measurement of segment performance. The company performs post-acquisition analysis of various investments; however, such evaluations are beyond the scope of FAS 131.

              Presentation of segment information
              -----------------------------------
              The Company's income statement provides most of the information required in order to determine the performance of each of the Company's three segments. The following tables reconcile the performance of each segment, in terms of segment revenues and segment income, to the consolidated revenues and net income of the Company. It further provides detail of the segment components of the income statement item, "Equity in earnings of real estate entities."

                                                 Year Ended December 31,                 Year Ended December 31,
                                                ------------------------               ------------------------
                                                   1998         1997        Change         1997         1996        Change
                                                -----------  -----------  -----------  -----------  -----------  -----------
                                                                              (Dollar amounts in thousands)
RECONCILIATION OF REVENUES BY SEGMENT:

Self storage
------------
  Self-storage property rentals.............     $ 488,291   $ 385,540     $102,751     $  385,540  $  270,429    $115,111
  Facility management fees..................         6,123       9,706       (3,583)         9,706      13,474      (3,768)
  Equity in earnings - self storage property
     operations.............................        20,704      31,026      (10,322)        31,026      41,722     (10,696)
                                                -----------  -----------  -----------  -----------  -----------  -----------
      Self storage segment revenues.........       515,118     426,272       88,846        426,272     325,625     100,647
                                                -----------  -----------  -----------  -----------  -----------  -----------

Portable self storage                               24,466       7,893       16,573          7,893         421       7,472
---------------------                           -----------  -----------  -----------  -----------  -----------  -----------

Commercial  properties
  Commercial property rentals...............        23,112      40,575      (17,463)        40,575      23,576      16,999
  Facility management.......................            98         435         (337)           435         954        (519)
  Equity in earnings - commercial property
     operations.............................        23,655       1,428       22,227          1,428       2,667      (1,239)
                                                -----------  -----------  -----------  -----------  -----------  -----------
      Commercial properties segment revenues        46,865      42,438        4,427         42,438      27,197      15,241
                                                -----------  -----------  -----------  -----------  -----------  -----------

Other items not allocated to segments:
--------------------------------------
  Equity in earnings - Depreciation (self
     storage)...............................        (6,522)     10,935)       4,413        (10,935)    (15,709)      4,774
  Equity in earnings - Depreciation
     (commercial properties)................        (7,362)       (539)      (6,823)          (539)     (1,741)      1,202
  Equity in earnings - general and
     administrative and other...............        (3,873)     (3,411)        (462)        (3,411)     (4,818)      1,407
  Interest and other income.................        13,459       9,126        4,333          9,126       7,976       1,150
                                                -----------  -----------  -----------  -----------  -----------  -----------
    Total other items not allocated to
        segments............................        (4,298)     (5,759)       1,461         (5,759)    (14,292)      8,533
                                                -----------  -----------  -----------  -----------  -----------  -----------
      Total consolidated Company revenues...     $ 582,151   $ 470,844     $111,307      $ 470,844   $ 338,951    $131,893
                                                ===========  ===========  ===========  ===========  ===========  ===========
                                      F-23


                                                Year Ended December 31,                 Year Ended December 31,
                                                ------------------------               ------------------------
                                                    1998         1997       Change          1997        1996        Change
                                                -----------  -----------  -----------  -----------  -----------  -----------
                                                                        (Dollar amounts in thousands)
  RECONCILIATION OF NET INCOME BY SEGMENT:
  Self storage
  ------------
  Self-storage properties...................     $ 338,915   $ 267,577     $71,338      $  267,577   $  187,935   $79,642
  Facility management.......................         5,069       8,257      (3,188)          8,257       11,654    (3,397)
  Equity in earnings - self storage property
     operations.............................        20,704      31,026     (10,322)         31,026       41,722   (10,696)
                                                -----------  -----------  -----------  -----------  -----------  -----------
      Total self storage segment income.....       364,688     306,860      57,828         306,860      241,311    65,549
                                                -----------  -----------  -----------  -----------  -----------  -----------

  Portable self storage segment income             (31,022)    (31,665)        643         (31,665)        (826)  (30,839)
  ------------------------------------          -----------  -----------  -----------  -----------  -----------  -----------

  Commercial properties.....................        15,161      23,910      (8,749)         23,910       12,826    11,084
  Facility management.......................            86          91          (5)             91          199      (108)
  Equity in earnings - commercial property
     operations.............................        23,655       1,428      22,227           1,428        2,667    (1,239)
                                                -----------  -----------  -----------  -----------  -----------  -----------
      Total commercial property segment income      38,902      25,429      13,473          25,429       15,692     9,737
                                                -----------  -----------  -----------  -----------  -----------  -----------

  Other items not allocated to segments:
  --------------------------------------
  Equity in earnings - depreciation
     (self-storage) ........................        (6,522)    (10,935)      4,413         (10,935)     (15,709)    4,774
  Equity in earnings - depreciation
     (commercial properties) ...............        (7,362)       (539)     (6,823)           (539)      (1,741)    1,202
  Equity in earnings - general and
     administrative  and other..............        (3,873)     (3,411)       (462)         (3,411)      (4,818)    1,407
  Depreciation - self storage...............      (102,537)    (82,165)    (20,372)        (82,165)     (59,757)  (22,408)
  Depreciation - commercial properties......        (4,945)     (9,191)      4,246          (9,191)      (5,210)   (3,981)
  Interest and other income.................        13,459       9,126       4,333           9,126        7,976     1,150
  General and administrative ...............        (8,972)     (6,384)     (2,588)         (6,384)      (5,524)     (860)
  Interest expense..........................        (4,507)     (6,792)      2,285          (6,792)      (8,482)    1,690
  Minority interest in income ..............       (20,290)    (11,684)     (8,606)        (11,684)      (9,363)   (2,321)
                                                -----------  -----------  -----------  -----------  -----------  -----------
      Total other items not allocated to segments (145,549)   (121,975)    (23,574)       (121,975)    (102,628)  (19,347)
                                                -----------  -----------  -----------  -----------  -----------  -----------

       Total consolidated company net income    $  227,019   $ 178,649     $48,370      $  178,649   $  153,549   $25,100
                                                ===========  ===========  ===========  ===========  ===========  ===========


13. EVENTS SUBSEQUENT TO DATE OF REPORT OF INDEPENDENT AUDITORS (UNAUDITED)

              On March 12, 1999, the Company and Storage Trust Realty ("Storage Trust"), a New York Stock Exchange listed REIT, completed a merger. As a result of the merger the Company acquired 215 self-storage facilities located in 16 states totaling approximately 12.0 million net rentable square feet and 104,000 units. In the merger, each share of beneficial interest of Storage Trust was exchanged for 0.86 shares of the Company's common stock (approximately 13.0 million shares of the Company's stock were issued and an additional approximately 1.0 million shares were reserved for issuance upon conversion of units in Storage Trust's operating partnership). This exchange ratio implied an enterprise value for Storage Trust of approximately $600 million, including the assumption of approximately $198 million of indebtedness. The merger was structured as a tax free transaction, and will be accounted for using the purchase method of accounting.

              The historical operating results of Storage Trust has not been included in the Company's historical operating results. Pro forma data (unaudited) for the years ended December 31, 1998 and 1997 as though the merger with Storage Trust had been effective at the beginning of fiscal 1997 is set forth below These amounts are based upon the Company's historical amounts as adjusted for the impact of the merger with Storage
     Trust:

                                                       For the Years
                                                     Ended December 31,
                                            ------------------------------------
                                                  1998               1997
                                            -----------------  -----------------
                                            (in thousands except per share data)

Revenues..................................        $661,932          $546,510
Net income................................        $240,364          $196,202
Net income per common share (Basic).......          $1.28             $0.97
Net income per common share (Diluted).....          $1.27             $0.96

                  The pro forma data does not purport to be indicative either of results of operations that would have occurred had the transactions occurred at the beginning of fiscal 1997 or future results of operations of the Company. Certain pro forma adjustments were made to the historical amounts to reflect (i) expected reductions in general and administrative expenses, (ii) certain significant acquisitions made by Storage Trust throughout 1997 and 1998, (iii) estimated increased interest costs to finance the cash portion of the acquisition cost and
         (iv) estimated increase in depreciation and amortization expense.

14.  RECENT ACCOUNTING PRONOUNCEMENTS AND GUIDANCE

              Reporting Comprehensive Income
              ------------------------------
              In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("FAS 130"), which establishes standards for reporting and display of comprehensive income and its components. This statement requires a separate statement to report the components of comprehensive income for each period reported. The provisions of this statement are effective for fiscal years beginning after December 15, 1997. The Company has implemented FAS 130 for the fiscal year ended December 31, 1998, but the implementation has no impact because the Company has no items of comprehensive income (as defined by FAS 130).

              Accounting for Derivative Instruments and Hedging Activities
              ------------------------------------------------------------
              In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("FAS 133"). This statement provides a comprehensive and consistent standard for the recognition and measurement of derivatives and hedging activities. The provisions of this statement are effective for years beginning after June 15, 1999, but companies can early adopt as of the beginning of any fiscal quarter that begins after June 1998. The Company expects that FAS 133 will have no impact upon the Company's financial statements because the Company has no financial instruments or hedging activities that are addressed by FAS 133.

              Emerging  Issues  Task  Force  Discussion  of   Capitalization  of
              ------------------------------------------------------------------
              Acquisition Costs
              -----------------
              In March 1998, The Emerging Issues Task Force ("EITF") of the FASB issued guidance (the "97-11 Guidance") with respect to Issue No. 97-11, "Accounting for Internal Costs Relating to Real Estate Property Acquisitions." The 97-11 Guidance provides that a Company shall expense internal preacquisition costs (such as costs of an internal acquisitions department) related to the purchase of an operating property. The Company does not capitalize such internal preacquisition costs with respect to the acquisition of operating real estate facilities. Accordingly, the 97-11 Guidance had no impact upon the Company's financial statements and would have had no impact upon the Company's financial statements for periods prior to the issuance of the 97-11 Guidance.

15.  COMMITMENTS AND CONTINGENCIES

              Lease obligations
              -----------------
              Thirty-eight of the forty-three facilities operated by PSPUD as of
     December 31, 1998 are located in buildings leased from third parties. The lease terms range from four to nine years with renewal options at varying terms. Future minimum lease payments at December 31, 1998 under non-cancelable operating leases are as follows:

            1999 ....................        $  10,480
            2000.....................           10,069
            2001.....................            9,221
            2002.....................            6,263
            2003.....................            1,531
            Thereafter...............            1,867
                                             ----------
                                             $  39,431
                                             ==========

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

              The lower court has dismissed one of the cases and the plaintiff in that case has appealed that dismissal. The Company is continuing to vigorously contest the claims in all three cases.

              There are no other material proceedings pending against the Company or any of its subsidiaries, other than ordinary routine litigation incidental to their business.

16.  SUPPLEMENTARY QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                              Three months ended
                                         ------------------------------------------------------------
                                          March 31,        June 30,      September 30,    December 31,
                                            1998             1998            1998             1998
                                         -----------      -----------     -----------     -----------
                                                     (in thousands, except per share data)
Revenues                                   $142,566         $141,041        $149,969         $148,575
                                         ===========      ===========     ===========     ===========
Net income                                 $ 48,364         $ 57,199        $ 62,286         $ 59,170
                                         ===========      ===========     ===========     ===========

Per Common Share (Note 2):
   Net income -  Basic                     $   0.26         $   0.33        $   0.37         $   0.35
                                         ===========      ===========     ===========     ===========
   Net income -  Diluted                   $   0.26         $   0.32        $   0.37         $   0.35
                                         ===========      ===========     ===========     ===========


                                                              Three months ended
                                         ------------------------------------------------------------
                                          March 31,        June 30,      September 30,    December 31,
                                            1997             1997            1997             1997
                                         -----------      -----------     -----------     -----------
                                                     (in thousands, except per share data)
Revenues                                  $ 100,740        $ 109,345       $ 126,007        $ 134,752
                                         ===========      ===========     ===========     ===========
Net income                                $  42,318        $  44,251       $  46,548        $  45,532
                                         ===========      ===========     ===========     ===========

Per Common Share (Note 2):
   Net income - Basic                     $    0.26        $    0.14(A)    $    0.27        $    0.24
                                         ===========      ===========     ===========     ===========
   Net income - Diluted                   $    0.26        $    0.14(A)    $    0.27        $    0.24
                                         ===========      ===========     ===========     ===========

(A) Includes the effect of a $13,412,000 special dividend on the Company's Series CC Convertible Preferred Stock.

                              PUBLIC STORAGE, INC.
                           SCHEDULE III - REAL ESTATE
                          AND ACCUMULATED DEPRECIATION

                                                                                                               Adjustments
                                                                                                                Resulting
                                                                       Initial Cost                              from the
                                                                  --------------------------      Costs         Acquisition
    Date                                                                       Buildings &      Subsequent      of Minority
  Acquired               Description             Encumbrances       Land       Improvements   to Acquisition     interests
----------------------------------------------------------------------------------------------------------------------------
SELF -STORAGE FACILITIES
   1/1/81     Newport News / Jefferson Avenue I       $849,000      $108,000     $1,071,000       $471,000
   1/1/81     Virginia Beach / Diamond Springs         936,000       186,000      1,094,000        507,000
   8/1/81     San Jose / Snell                                       312,000      1,815,000        314,000
   10/1/81    Tampa / Lazy Lane                                      282,000      1,899,000        536,000
   6/1/82     San Jose / Tully I                     1,199,000       645,000      1,579,000        381,000
   6/1/82     San Carlos / Storage                   1,460,000       780,000      1,387,000        425,000
   6/1/82     Mountain View                          2,064,000     1,180,000      1,182,000        486,000
   6/1/82     Cupertino / Storage                    1,620,000       572,000      1,270,000        332,000
   10/1/82    Sorrento Valley                        1,487,000     1,002,000      1,343,000        208,000
   10/1/82    Northwood                              2,242,000     1,034,000      1,522,000        140,000
   3/1/85     Houston / Westheimer                     716,000       850,000      1,179,000        670,000
   3/3/86     Tampa / 56Th                             634,000       450,000      1,360,000        361,000
  12/31/86    Monrovia / Myrtle Avenue               1,667,000     1,149,000      2,446,000        138,000
  12/31/86    Chatsworth / Topanga                   1,100,000     1,447,000      1,243,000        222,000
  12/31/86    Houston / Larkwood                       381,000       247,000        602,000        323,000
  12/31/86    Northridge                             2,501,000     3,624,000      1,922,000      2,128,000
  12/31/86    Santa Clara / Duane                    1,029,000     1,950,000      1,004,000        280,000
  12/31/86    Oyster Point                                         1,569,000      1,490,000        278,000
  12/31/86    Walnut A                                               767,000        613,000        185,000
   6/7/88     Mesquite / Sorrento Drive                              928,000      1,011,000        678,000
   1/1/92     Costa Mesa II                                          533,000        980,000        593,000
   3/1/92     Dallas / Walnut St.                                    537,000      1,008,000        173,000
   5/1/92     Camp Creek                                             576,000      1,075,000        141,000
   8/1/92     Tampa/N.Dale Mabry                                     809,000      1,537,000        281,000
   9/1/92     Orlando/W. Colonial                                    368,000        713,000         92,000
   9/1/92     Jacksonville/Arlington                                 554,000      1,065,000        131,000
   10/1/92    Stockton/Mariners                                      381,000        730,000         82,000
  11/18/92    Virginia Beach/General Booth Blvd                      599,000      1,119,000        197,000
   1/1/93     Redwood City/Storage                                   907,000      1,684,000        169,000
   1/1/93     City Of Industry                                     1,611,000      2,991,000        190,000
   1/1/93     San Jose/Felipe Ii                                   1,124,000      2,088,000        206,000
   1/1/93     Baldwin Park/Garvey Ave                                840,000      1,561,000        183,000
   3/19/93    Westminister / W. 80Th                                 840,000      1,586,000        120,000
   4/26/93    Costa Mesa / Newport                     952,000     2,141,000      3,989,000         83,000
   5/13/93    Austin /N. Lamar                                       919,000      1,695,000        144,000
   5/28/93    Jacksonville/Phillips Hwy.                             406,000        771,000        127,000
   5/28/93    Tampa/Nebraska Avenue                                  550,000      1,043,000         72,000
   6/9/93     Calabasas / Ventura Blvd.                            1,762,000      3,269,000        138,000
   6/9/93     Carmichael / Fair Oaks                                 573,000      1,052,000        118,000
   6/9/93     Santa Clara / Duane II                                 454,000        834,000         57,000


                                                            Gross Carrying Amount
                                                             At December 31, 1998
    Date                                          ---------------------------------------    Accumulated
  Acquired               Description                  Land       Buildings        Total      Depreciation
---------------------------------------------------------------------------------------------------------
SELF -STORAGE FACILITIES
   1/1/81     Newport News / Jefferson Avenue I    $108,000     $1,542,000     $1,650,000    $1,082,000
   1/1/81     Virginia Beach / Diamond Springs      186,000      1,601,000      1,787,000     1,075,000
   8/1/81     San Jose / Snell                      312,000      2,129,000      2,441,000     1,459,000
   10/1/81    Tampa / Lazy Lane                     282,000      2,435,000      2,717,000     1,652,000
   6/1/82     San Jose / Tully I                    645,000      1,960,000      2,605,000     1,289,000
   6/1/82     San Carlos / Storage                  780,000      1,812,000      2,592,000     1,228,000
   6/1/82     Mountain View                       1,180,000      1,668,000      2,848,000     1,133,000
   6/1/82     Cupertino / Storage                   572,000      1,602,000      2,174,000     1,050,000
   10/1/82    Sorrento Valley                     1,002,000      1,551,000      2,553,000       981,000
   10/1/82    Northwood                           1,034,000      1,662,000      2,696,000     1,082,000
   3/1/85     Houston / Westheimer                  850,000      1,849,000      2,699,000       989,000
   3/3/86     Tampa / 56Th                          450,000      1,721,000      2,171,000       880,000
  12/31/86    Monrovia / Myrtle Avenue            1,149,000      2,584,000      3,733,000     1,262,000
  12/31/86    Chatsworth / Topanga                1,447,000      1,465,000      2,912,000       785,000
  12/31/86    Houston / Larkwood                    247,000        925,000      1,172,000       396,000
  12/31/86    Northridge                          3,624,000      4,050,000      7,674,000       972,000
  12/31/86    Santa Clara / Duane                 1,950,000      1,284,000      3,234,000       660,000
  12/31/86    Oyster Point                        1,569,000      1,768,000      3,337,000       835,000
  12/31/86    Walnut A                              767,000        798,000      1,565,000       373,000
   6/7/88     Mesquite / Sorrento Drive             928,000      1,689,000      2,617,000       893,000
   1/1/92     Costa Mesa II                         535,000      1,571,000      2,106,000       834,000
   3/1/92     Dallas / Walnut St.                   537,000      1,181,000      1,718,000     1,122,000
   5/1/92     Camp Creek                            576,000      1,216,000      1,792,000       346,000
   8/1/92     Tampa/N.Dale Mabry                    809,000      1,818,000      2,627,000       511,000
   9/1/92     Orlando/W. Colonial                   368,000        805,000      1,173,000       228,000
   9/1/92     Jacksonville/Arlington                554,000      1,196,000      1,750,000       334,000
   10/1/92    Stockton/Mariners                     381,000        812,000      1,193,000       214,000
  11/18/92    Virginia Beach/General Booth Blvd     599,000      1,316,000      1,915,000       341,000
   1/1/93     Redwood City/Storage                  907,000      1,853,000      2,760,000       468,000
   1/1/93     City Of Industry                    1,611,000      3,181,000      4,792,000       741,000
   1/1/93     San Jose/Felipe Ii                  1,124,000      2,294,000      3,418,000       576,000
   1/1/93     Baldwin Park/Garvey Ave               840,000      1,744,000      2,584,000       426,000
   3/19/93    Westminister / W. 80Th                840,000      1,706,000      2,546,000       420,000
   4/26/93    Costa Mesa / Newport                2,141,000      4,072,000      6,213,000       929,000
   5/13/93    Austin /N. Lamar                      919,000      1,839,000      2,758,000       434,000
   5/28/93    Jacksonville/Phillips Hwy.            406,000        898,000      1,304,000       228,000
   5/28/93    Tampa/Nebraska Avenue                 550,000      1,115,000      1,665,000       267,000
   6/9/93     Calabasas / Ventura Blvd.           1,762,000      3,407,000      5,169,000       811,000
   6/9/93     Carmichael / Fair Oaks                573,000      1,170,000      1,743,000       279,000
   6/9/93     Santa Clara / Duane II                454,000        891,000      1,345,000       205,000

                                                                                                               Adjustments
                                                                                                                Resulting
                                                                       Initial Cost                              from the
                                                                  --------------------------      Costs         Acquisition
    Date                                                                       Buildings &      Subsequent      of Minority
  Acquired               Description             Encumbrances       Land       Improvements   to Acquisition     interests
----------------------------------------------------------------------------------------------------------------------------
   6/10/93    Citrus Heights / Sylvan Road                           438,000        822,000        117,000
   6/25/93    Trenton / Allen Road                                   623,000      1,166,000        102,000
   6/30/93    Los Angeles/W.Jefferson Blvd                         1,085,000      2,017,000         91,000
   7/16/93    Austin / So. Congress Ave                              777,000      1,445,000        241,000
   8/1/93     Gaithersburg / E. Diamond                              602,000      1,139,000         99,000
   8/11/93    Atlanta / Northside                                  1,150,000      2,149,000        134,000
   8/11/93    Smyrna/ Rosswill Rd                                    446,000        842,000        111,000
   8/13/93    So. Brunswick/Highway 1                              1,076,000      2,033,000        157,000
   8/31/93    Austin / N. Lamar Iv                                   502,000        941,000        100,000
   10/1/93    Denver / Federal Blvd                                  875,000      1,633,000         87,000
   10/1/93    Citrus Heights                                         527,000        987,000         70,000
   10/1/93    Lakewood / 6Th Ave                                     798,000      1,489,000         59,000
  10/27/93    Houston / S Shaver St                                  481,000        896,000        103,000
   11/3/93    Upland/S. Euclid Ave.                                  431,000        807,000        344,000
  11/16/93    Norcross / Jimmy Carter                                627,000      1,167,000        103,000
  11/16/93    Seattle / 13Th                                       1,085,000      2,015,000        259,000
   12/9/93    Salt Lake City                                         765,000      1,422,000        218,000
  12/16/93    West Valley City                                       683,000      1,276,000        107,000
  12/21/93    Pinellas Park / 34Th St. W                             607,000      1,134,000        123,000
  12/28/93    New Orleans / S. Carrollton Ave                      1,575,000      2,941,000        145,000
  12/29/93    Orange / Main Ii                                     1,238,000      2,317,000      1,321,000
  12/29/93    Sunnyvale / Wedell                                     554,000      1,037,000        673,000
  12/29/93    El Cajon / Magnolia                                    421,000        791,000        499,000
  12/29/93    Orlando / S. Semoran Blvd.                             462,000        872,000        585,000
  12/29/93    Tampa / W. Hillsborough Ave                            352,000        665,000        358,000
  12/29/93    Irving / West Loop 12                                  341,000        643,000        110,000
  12/29/93    Fullerton / W. Commonwealth                            904,000      1,687,000        973,000
  12/29/93    N. Lauderdale / Mcnab Rd                               628,000      1,182,000        654,000
  12/29/93    Los Alimitos / Cerritos                                695,000      1,299,000        654,000
  12/29/93    Frederick / Prospect Blvd.                             573,000      1,082,000        455,000
  12/29/93    Indianapolis / E. Washington                           403,000        775,000        402,000
  12/29/93    Gardena / Western Ave.                                 552,000      1,035,000        533,000
  12/29/93    Palm Bay / Bobcock Street                              409,000        775,000        435,000
   1/10/94    Hialeah / W. 20Th Ave.                               1,855,000      3,497,000        155,000
   1/12/94    Sunnyvale / N. Fair Oaks Ave                           689,000      1,285,000        269,000
   1/12/94    Honolulu / Iwaena                                            0      3,382,000        617,000
   1/12/94    Miami / Golden Glades                                  579,000      1,081,000        308,000
   1/21/94    Herndon / Centreville Road                           1,584,000      2,981,000         70,000
   2/8/94     Las Vegas/S. MLK Blvd.                               1,383,000      2,592,000        963,000
   2/28/94    Arlingtn/Old Jeffersn Davishwy                         735,000      1,399,000        136,000
   3/8/94     Beaverton / Sw Barnes Road                             942,000      1,810,000        101,000
   3/21/94    Austin / Arboretum                                     473,000        897,000      2,717,000


                                                            Gross Carrying Amount
                                                             At December 31, 1998
    Date                                          ---------------------------------------    Accumulated
  Acquired               Description                  Land       Buildings        Total      Depreciation
---------------------------------------------------------------------------------------------------------
   6/10/93    Citrus Heights / Sylvan Road          438,000        939,000      1,377,000       262,000
   6/25/93    Trenton / Allen Road                  623,000      1,268,000      1,891,000       288,000
   6/30/93    Los Angeles/W.Jefferson Blvd        1,085,000      2,108,000      3,193,000       466,000
   7/16/93    Austin / So. Congress Ave             777,000      1,686,000      2,463,000       458,000
   8/1/93     Gaithersburg / E. Diamond             602,000      1,238,000      1,840,000       276,000
   8/11/93    Atlanta / Northside                 1,150,000      2,283,000      3,433,000       520,000
   8/11/93    Smyrna/ Rosswill Rd                   446,000        953,000      1,399,000       229,000
   8/13/93    So. Brunswick/Highway 1             1,076,000      2,190,000      3,266,000       508,000
   8/31/93    Austin / N. Lamar Iv                  502,000      1,041,000      1,543,000       238,000
   10/1/93    Denver / Federal Blvd                 875,000      1,720,000      2,595,000       369,000
   10/1/93    Citrus Heights                        527,000      1,057,000      1,584,000       231,000
   10/1/93    Lakewood / 6Th Ave                    798,000      1,548,000      2,346,000       333,000
  10/27/93    Houston / S Shaver St                 481,000        999,000      1,480,000       227,000
   11/3/93    Upland/S. Euclid Ave.                 508,000      1,074,000      1,582,000       232,000
  11/16/93    Norcross / Jimmy Carter               627,000      1,270,000      1,897,000       272,000
  11/16/93    Seattle / 13Th                      1,085,000      2,274,000      3,359,000       523,000
   12/9/93    Salt Lake City                        765,000      1,640,000      2,405,000       423,000
  12/16/93    West Valley City                      683,000      1,383,000      2,066,000       303,000
  12/21/93    Pinellas Park / 34Th St. W            607,000      1,257,000      1,864,000       287,000
  12/28/93    New Orleans / S. Carrollton Ave     1,575,000      3,086,000      4,661,000       631,000
  12/29/93    Orange / Main Ii                    1,593,000      3,283,000      4,876,000       636,000
  12/29/93    Sunnyvale / Wedell                    725,000      1,539,000      2,264,000       302,000
  12/29/93    El Cajon / Magnolia                   542,000      1,169,000      1,711,000       224,000
  12/29/93    Orlando / S. Semoran Blvd.            601,000      1,318,000      1,919,000       258,000
  12/29/93    Tampa / W. Hillsborough Ave           436,000        939,000      1,375,000       185,000
  12/29/93    Irving / West Loop 12                 355,000        739,000      1,094,000       152,000
  12/29/93    Fullerton / W. Commonwealth         1,160,000      2,404,000      3,564,000       463,000
  12/29/93    N. Lauderdale / Mcnab Rd              798,000      1,666,000      2,464,000       323,000
  12/29/93    Los Alimitos / Cerritos               874,000      1,774,000      2,648,000       341,000
  12/29/93    Frederick / Prospect Blvd.            692,000      1,418,000      2,110,000       285,000
  12/29/93    Indianapolis / E. Washington          505,000      1,075,000      1,580,000       207,000
  12/29/93    Gardena / Western Ave.                695,000      1,425,000      2,120,000       263,000
  12/29/93    Palm Bay / Bobcock Street             525,000      1,094,000      1,619,000       213,000
   1/10/94    Hialeah / W. 20Th Ave.              1,590,000      3,917,000      5,507,000       785,000
   1/12/94    Sunnyvale / N. Fair Oaks Ave          657,000      1,586,000      2,243,000       305,000
   1/12/94    Honolulu / Iwaena                           0      3,999,000      3,999,000       734,000
   1/12/94    Miami / Golden Glades                 557,000      1,411,000      1,968,000       287,000
   1/21/94    Herndon / Centreville Road          1,358,000      3,277,000      4,635,000       499,000
   2/8/94     Las Vegas/S. MLK Blvd.              1,436,000      3,502,000      4,938,000       680,000
   2/28/94    Arlingtn/Old Jeffersn Davishwy        630,000      1,640,000      2,270,000       350,000
   3/8/94     Beaverton / Sw Barnes Road            807,000      2,046,000      2,853,000       434,000
   3/21/94    Austin / Arboretum                  1,554,000      2,533,000      4,087,000       227,000

                                                                                                               Adjustments
                                                                                                                Resulting
                                                                       Initial Cost                              from the
                                                                  --------------------------      Costs         Acquisition
    Date                                                                       Buildings &      Subsequent      of Minority
  Acquired               Description             Encumbrances       Land       Improvements   to Acquisition     interests
----------------------------------------------------------------------------------------------------------------------------
   3/25/94    Tinton Falls / Shrewsbury Ave                        1,074,000      2,033,000        123,000
   3/25/94    East Brunswick / Milltown Road                       1,282,000      2,411,000        135,000
   3/25/94    Mercerville / Quakerbridge Road                      1,109,000      2,111,000         95,000
   3/31/94    Hypoluxo                                               735,000      1,404,000      1,728,000
   4/26/94    No. Highlands / Roseville Road                         980,000      1,835,000        122,000
   5/12/94    Fort Pierce/Okeechobee Road                            438,000        842,000        110,000
   5/24/94    Hempstead/Peninsula Blvd.                            2,053,000      3,832,000        103,000
   5/24/94    La/Huntington                                          483,000        905,000         89,000
   6/9/94     Chattanooga / Brainerd Road                            613,000      1,170,000         88,000
   6/9/94     Chattanooga / Ringgold Road                            761,000      1,433,000        147,000
   6/18/94    Las Vegas / S. Valley View Blvd                        837,000      1,571,000         80,000
   6/23/94    Las Vegas / Tropicana Ii                               750,000      1,408,000        116,000
   6/23/94    Henderson / Green Valley Pkwy                        1,047,000      1,960,000         98,000
   6/24/94    Las Vegas / N. Lamb Blvd.                              869,000      1,629,000        193,000
   6/30/94    Birmingham / W. Oxmoor Road                            532,000      1,004,000        285,000
   7/20/94    Milpitas / Dempsey Road                              1,260,000      2,358,000        104,000
   8/17/94    New Orleans/I-10                                       784,000      1,470,000         94,000
   8/17/94    Beaverton / S.W. Denny Road                            663,000      1,245,000         52,000
   8/17/94    Irwindale / Central Ave.                               674,000      1,263,000         52,000
   8/17/94    Suitland / St. Barnabas Rd                           1,530,000      2,913,000        116,000
   8/17/94    North Brunswick / How Lane                           1,238,000      2,323,000         23,000
   8/17/94    Lombard / 64Th                                         847,000      1,583,000         64,000
   8/17/94    Alsip / 27Th                                           406,000        765,000         56,000
   9/15/94    Huntsville / Old Monrovia Road                         613,000      1,157,000        106,000
   9/27/94    West Haven / Bull Hill Lane                            455,000        873,000         68,000
   9/30/94    San Francisco / Marin St.                            1,227,000      2,339,000      1,138,000
   9/30/94    Baltimore / Hillen Street                              580,000      1,095,000         79,000
   9/30/94    San Francisco /10Th & Howard                         1,423,000      2,668,000         91,000
   9/30/94    Montebello / E. Whittier                               383,000        732,000         74,000
   9/30/94    Arlington / Collins                                    228,000        435,000        163,000
   9/30/94    Miami / S.W. 119Th Ave                                 656,000      1,221,000         31,000
   9/30/94    Blackwood / Erial Road                                 774,000      1,437,000         39,000
   9/30/94    Concord / Monument                                   1,092,000      2,027,000        185,000
   9/30/94    Rochester / Lee Road                                   469,000        871,000         79,000
   9/30/94    Houston / Bellaire                                     623,000      1,157,000         71,000
   9/30/94    Austin / Lamar Blvd I                                  781,000      1,452,000         77,000
   9/30/94    Milwaukee / Lovers Lane Rd                             469,000        871,000         82,000
   9/30/94    Monterey / Del Rey Oaks                              1,093,000      1,897,000         61,000
   9/30/94    St. Petersburg / 66Th St.                              427,000        793,000         82,000
   9/30/94    Dayton Bch / N. Nova Road                              396,000        735,000         72,000
   9/30/94    Maple Shade / Route 38                                 994,000      1,846,000         61,000
   9/30/94    Marlton / Route 73 N.                                  938,000      1,742,000         49,000


                                                            Gross Carrying Amount
                                                             At December 31, 1998
    Date                                          ---------------------------------------    Accumulated
  Acquired               Description                  Land       Buildings        Total      Depreciation
---------------------------------------------------------------------------------------------------------
   3/25/94    Tinton Falls / Shrewsbury Ave         921,000      2,309,000      3,230,000       495,000
   3/25/94    East Brunswick / Milltown Road      1,099,000      2,729,000      3,828,000       569,000
   3/25/94    Mercerville / Quakerbridge Road       950,000      2,365,000      3,315,000       479,000
   3/31/94    Hypoluxo                              630,000      3,237,000      3,867,000     1,114,000
   4/26/94    No. Highlands / Roseville Road        840,000      2,097,000      2,937,000       434,000
   5/12/94    Fort Pierce/Okeechobee Road           375,000      1,015,000      1,390,000       222,000
   5/24/94    Hempstead/Peninsula Blvd.           1,763,000      4,225,000      5,988,000       799,000
   5/24/94    La/Huntington                         414,000      1,063,000      1,477,000       203,000
   6/9/94     Chattanooga / Brainerd Road           525,000      1,346,000      1,871,000       269,000
   6/9/94     Chattanooga / Ringgold Road           653,000      1,688,000      2,341,000       344,000
   6/18/94    Las Vegas / S. Valley View Blvd       718,000      1,770,000      2,488,000       352,000
   6/23/94    Las Vegas / Tropicana Ii              643,000      1,631,000      2,274,000       326,000
   6/23/94    Henderson / Green Valley Pkwy         898,000      2,207,000      3,105,000       438,000
   6/24/94    Las Vegas / N. Lamb Blvd.             745,000      1,946,000      2,691,000       389,000
   6/30/94    Birmingham / W. Oxmoor Road           461,000      1,360,000      1,821,000       364,000
   7/20/94    Milpitas / Dempsey Road             1,080,000      2,642,000      3,722,000       523,000
   8/17/94    New Orleans/I-10                      672,000      1,676,000      2,348,000       307,000
   8/17/94    Beaverton / S.W. Denny Road           568,000      1,392,000      1,960,000       249,000
   8/17/94    Irwindale / Central Ave.              578,000      1,411,000      1,989,000       254,000
   8/17/94    Suitland / St. Barnabas Rd          1,312,000      3,247,000      4,559,000       614,000
   8/17/94    North Brunswick / How Lane          1,062,000      2,522,000      3,584,000       455,000
   8/17/94    Lombard / 64Th                        726,000      1,768,000      2,494,000       322,000
   8/17/94    Alsip / 27Th                          348,000        879,000      1,227,000       169,000
   9/15/94    Huntsville / Old Monrovia Road        525,000      1,351,000      1,876,000       260,000
   9/27/94    West Haven / Bull Hill Lane           390,000      1,006,000      1,396,000       210,000
   9/30/94    San Francisco / Marin St.           1,371,000      3,333,000      4,704,000       595,000
   9/30/94    Baltimore / Hillen Street             497,000      1,257,000      1,754,000       222,000
   9/30/94    San Francisco /10Th & Howard        1,221,000      2,961,000      4,182,000       515,000
   9/30/94    Montebello / E. Whittier              329,000        860,000      1,189,000       157,000
   9/30/94    Arlington / Collins                   195,000        631,000        826,000       140,000
   9/30/94    Miami / S.W. 119Th Ave                563,000      1,345,000      1,908,000       232,000
   9/30/94    Blackwood / Erial Road                663,000      1,587,000      2,250,000       277,000
   9/30/94    Concord / Monument                    936,000      2,368,000      3,304,000       421,000
   9/30/94    Rochester / Lee Road                  402,000      1,017,000      1,419,000       180,000
   9/30/94    Houston / Bellaire                    534,000      1,317,000      1,851,000       231,000
   9/30/94    Austin / Lamar Blvd I                 669,000      1,641,000      2,310,000       288,000
   9/30/94    Milwaukee / Lovers Lane Rd            402,000      1,020,000      1,422,000       182,000
   9/30/94    Monterey / Del Rey Oaks               903,000      2,148,000      3,051,000       418,000
   9/30/94    St. Petersburg / 66Th St.             366,000        936,000      1,302,000       173,000
   9/30/94    Dayton Bch / N. Nova Road             339,000        864,000      1,203,000       156,000
   9/30/94    Maple Shade / Route 38                852,000      2,049,000      2,901,000       362,000
   9/30/94    Marlton / Route 73 N.                 804,000      1,925,000      2,729,000       338,000

                                                                                                               Adjustments
                                                                                                                Resulting
                                                                       Initial Cost                              from the
                                                                  --------------------------      Costs         Acquisition
    Date                                                                       Buildings &      Subsequent      of Minority
  Acquired               Description             Encumbrances       Land       Improvements   to Acquisition     interests
----------------------------------------------------------------------------------------------------------------------------
   9/30/94    Naperville / E. Ogden Ave                              683,000      1,268,000         50,000
   9/30/94    Long Beach / South Street                            1,778,000      3,307,000        146,000
   9/30/94    Aloha / S.W. Shaw                                      805,000      1,495,000         77,000
   9/30/94    Alexandria / S. Pickett                              1,550,000      2,879,000         53,000
   9/30/94    Houston / Highway 6 North                            1,120,000      2,083,000        135,000
   9/30/94    San Antonio/Nacogdoches Rd                             571,000      1,060,000         68,000
   9/30/94    San Ramon/San Ramon Valley                           1,530,000      2,840,000        227,000
   9/30/94    San Rafael / Merrydale Rd                            1,705,000      3,165,000         84,000
   9/30/94    San Antonio / Austin Hwy                               592,000      1,098,000        102,000
   9/30/94    Sharonville / E. Kemper                                574,000      1,070,000         65,000
   10/7/94    Alcoa / Airport Plaza Drive                            543,000      1,017,000         81,000
  10/13/94    Davie / State Road 84                                  744,000      1,467,000        806,000
  10/13/94    Carrollton / Marsh Lane                                770,000      1,437,000      1,351,000
  10/31/94    Sherman Oaks / Van Nuys Blvd                         1,278,000      2,461,000        864,000
  12/19/94    Salt Lake City/West North Temple                       490,000        917,000         87,000
  12/27/94    Knoxville / Chapman Highway                            753,000      1,411,000        198,000
  12/28/94    Milpitas / Watson Ii                                 1,575,000      2,925,000        110,000
  12/28/94    Las Vegas / Jones Blvd                               1,208,000      2,243,000         94,000
  12/28/94    Venice / Guthrie                                       578,000      1,073,000         57,000
  12/30/94    Apple Valley / Foliage Ave                             910,000      1,695,000         99,000
   1/4/95     Chula Vista / Main Street                              735,000      1,802,000        108,000
   1/5/95     Pantego / West Park                                    315,000        735,000        105,000
   1/12/95    Roswell / Alpharetta                                   423,000        993,000         86,000
   1/23/95    North Bergen / Tonne                                 1,564,000      3,772,000        111,000
   1/23/95    San Leandro / Hesperian                                734,000      1,726,000         67,000
   1/24/95    Nashville / Elm Hill                                   338,000        791,000        207,000
   2/3/95     Reno / S. Mccarron Blvd                              1,080,000      2,537,000         80,000
   2/15/95    Schiller Park                                        1,688,000      3,939,000        120,000
   2/15/95    Lansing                                              1,514,000      3,534,000         49,000
   2/15/95    Pleasanton                                           1,257,000      2,932,000         25,000
   2/15/95    LA/Sepulveda                                         1,453,000      3,390,000         58,000
   2/28/95    Decatur / Flat Shoal                                   970,000      2,288,000        177,000
   2/28/95    Smyrna / S. Cobb                                       663,000      1,559,000        118,000
   2/28/95    Downey / Bellflower                                    916,000      2,158,000         44,000
   2/28/95    Vallejo / Lincoln                                      445,000      1,052,000         77,000
   2/28/95    Lynnwood / 180Th St                                    516,000      1,205,000        112,000
   2/28/95    Kent / Pacific Hwy                                     728,000      1,711,000         84,000
   2/28/95    Kirkland                                             1,254,000      2,932,000         78,000
   2/28/95    Federal Way/Pacific                                    785,000      1,832,000        187,000
   2/28/95    Tampa / S. Dale                                        791,000      1,852,000        141,000
   2/28/95    Burlingame/Adrian Rd                                 2,280,000      5,349,000         72,000
   2/28/95    Miami / Cloverleaf                                     606,000      1,426,000         80,000


                                                            Gross Carrying Amount
                                                             At December 31, 1998
    Date                                          ---------------------------------------    Accumulated
  Acquired               Description                  Land       Buildings        Total      Depreciation
---------------------------------------------------------------------------------------------------------
   9/30/94    Naperville / E. Ogden Ave             585,000      1,416,000      2,001,000       255,000
   9/30/94    Long Beach / South Street           1,524,000      3,707,000      5,231,000       664,000
   9/30/94    Aloha / S.W. Shaw                     690,000      1,687,000      2,377,000       296,000
   9/30/94    Alexandria / S. Pickett             1,329,000      3,153,000      4,482,000       549,000
   9/30/94    Houston / Highway 6 North             960,000      2,378,000      3,338,000       432,000
   9/30/94    San Antonio/Nacogdoches Rd            489,000      1,210,000      1,699,000       214,000
   9/30/94    San Ramon/San Ramon Valley          1,311,000      3,286,000      4,597,000       613,000
   9/30/94    San Rafael / Merrydale Rd           1,461,000      3,493,000      4,954,000       608,000
   9/30/94    San Antonio / Austin Hwy              507,000      1,285,000      1,792,000       234,000
   9/30/94    Sharonville / E. Kemper               492,000      1,217,000      1,709,000       219,000
   10/7/94    Alcoa / Airport Plaza Drive           465,000      1,176,000      1,641,000       253,000
  10/13/94    Davie / State Road 84                 638,000      2,379,000      3,017,000       403,000
  10/13/94    Carrollton / Marsh Lane             1,022,000      2,536,000      3,558,000       409,000
  10/31/94    Sherman Oaks / Van Nuys Blvd        1,423,000      3,180,000      4,603,000       574,000
  12/19/94    Salt Lake City/West North Temple      420,000      1,074,000      1,494,000       197,000
  12/27/94    Knoxville / Chapman Highway           645,000      1,717,000      2,362,000       310,000
  12/28/94    Milpitas / Watson Ii                1,350,000      3,260,000      4,610,000       545,000
  12/28/94    Las Vegas / Jones Blvd              1,035,000      2,510,000      3,545,000       409,000
  12/28/94    Venice / Guthrie                      495,000      1,213,000      1,708,000       196,000
  12/30/94    Apple Valley / Foliage Ave            780,000      1,924,000      2,704,000       342,000
   1/4/95     Chula Vista / Main Street             735,000      1,910,000      2,645,000       370,000
   1/5/95     Pantego / West Park                   315,000        840,000      1,155,000       155,000
   1/12/95    Roswell / Alpharetta                  423,000      1,079,000      1,502,000       194,000
   1/23/95    North Bergen / Tonne                1,564,000      3,883,000      5,447,000       567,000
   1/23/95    San Leandro / Hesperian               734,000      1,793,000      2,527,000       274,000
   1/24/95    Nashville / Elm Hill                  338,000        998,000      1,336,000       230,000
   2/3/95     Reno / S. Mccarron Blvd             1,080,000      2,617,000      3,697,000       424,000
   2/15/95    Schiller Park                       1,688,000      4,059,000      5,747,000       459,000
   2/15/95    Lansing                             1,514,000      3,583,000      5,097,000       390,000
   2/15/95    Pleasanton                          1,257,000      2,957,000      4,214,000       326,000
   2/15/95    LA/Sepulveda                        1,453,000      3,448,000      4,901,000       370,000
   2/28/95    Decatur / Flat Shoal                  970,000      2,465,000      3,435,000       424,000
   2/28/95    Smyrna / S. Cobb                      663,000      1,677,000      2,340,000       273,000
   2/28/95    Downey / Bellflower                   916,000      2,202,000      3,118,000       347,000
   2/28/95    Vallejo / Lincoln                     445,000      1,129,000      1,574,000       188,000
   2/28/95    Lynnwood / 180Th St                   516,000      1,317,000      1,833,000       234,000
   2/28/95    Kent / Pacific Hwy                    728,000      1,795,000      2,523,000       283,000
   2/28/95    Kirkland                            1,254,000      3,010,000      4,264,000       466,000
   2/28/95    Federal Way/Pacific                   785,000      2,019,000      2,804,000       352,000
   2/28/95    Tampa / S. Dale                       791,000      1,993,000      2,784,000       323,000
   2/28/95    Burlingame/Adrian Rd                2,280,000      5,421,000      7,701,000       845,000
   2/28/95    Miami / Cloverleaf                    606,000      1,506,000      2,112,000       244,000

                                                                                                               Adjustments
                                                                                                                Resulting
                                                                       Initial Cost                              from the
                                                                  --------------------------      Costs         Acquisition
    Date                                                                       Buildings &      Subsequent      of Minority
  Acquired               Description             Encumbrances       Land       Improvements   to Acquisition     interests
----------------------------------------------------------------------------------------------------------------------------
   2/28/95    Pinole / San Pablo                                     639,000      1,502,000        118,000
   2/28/95    South Gate / Firesto                                 1,442,000      3,449,000        186,000
   2/28/95    San Jose / Mabury                                      892,000      2,088,000         30,000
   2/28/95    La Puente / Valley Blvd                                591,000      1,390,000        150,000
   2/28/95    San Jose / Capitol E                                 1,215,000      2,852,000         63,000
   2/28/95    Milwaukie / 40Th Street                                576,000      1,388,000         36,000
   2/28/95    Portland / N. Lombard                                  812,000      1,900,000         63,000
   2/28/95    Miami / Biscayne                                     1,313,000      3,076,000         69,000
   2/28/95    Chicago / Clark Street                                 442,000      1,031,000        115,000
   2/28/95    Palatine / Dundee                                      698,000      1,643,000         79,000
   2/28/95    Williamsville/Transit                                  284,000        670,000         57,000
   2/28/95    Amherst / Sheridan                                     484,000      1,151,000         64,000
   3/2/95     Everett / Highway 99                                   859,000      2,022,000        145,000
   3/2/95     Burien / 1St Ave South                                 763,000      1,783,000        200,000
   3/2/95     Kent / South 238Th Street                              763,000      1,783,000        162,000
   3/31/95    Cheverly / Central Ave                                 911,000      2,164,000         51,000
   5/1/95     Sandy / S. State Street                              1,043,000      2,442,000        168,000
   5/3/95     Largo / Ulmerton Roa                                   263,000        654,000         93,000
   5/8/95     Fairfield/Western Street                               439,000      1,030,000         40,000
   5/8/95     Dallas / W. Mockingbird                              1,440,000      3,371,000         62,000
   5/8/95     East Point / Lakewood                                  884,000      2,071,000        161,000
   5/25/95    Falls Church / Gallo                                   350,000        835,000        150,000
   6/12/95    Baltimore / Old Waterloo                               769,000      1,850,000         49,000
   6/12/95    Pleasant Hill / Hookston                               766,000      1,848,000         43,000
   6/12/95    Mountain View/Old Middlefield                        2,095,000      4,913,000         43,000
   6/30/95    San Jose / Blossom Hill                              1,467,000      3,444,000         66,000
   6/30/95    Fairfield / Kings Highway                            1,811,000      4,273,000        136,000
   6/30/95    Pacoima / Paxton Street                1,377,000       840,000      1,976,000         55,000
   6/30/95    Portland / Prescott                                    647,000      1,509,000         96,000
   6/30/95    St. Petersburg                                         352,000        827,000         85,000
   6/30/95    Dallas / Audelia Road                                1,166,000      2,725,000        424,000
   6/30/95    Miami Gardens                                          823,000      1,929,000         84,000
   6/30/95    Grand Prairie / 19Th                                   566,000      1,329,000         76,000
   6/30/95    Joliet / Jefferson Street                              501,000      1,181,000         78,000
   6/30/95    Bridgeton / Pennridge                                  283,000        661,000         81,000
   6/30/95    Portland / S.E.92Nd                                    638,000      1,497,000         88,000
   6/30/95    Houston / S.W. Freeway                                 537,000      1,254,000         86,000
   6/30/95    Milwaukee / Brown                                      358,000        849,000         65,000
   6/30/95    Orlando / W. Oak Ridge                                 698,000      1,642,000        113,000
   6/30/95    Lauderhill / State Road                                644,000      1,508,000         77,000
   6/30/95    Orange Park /Blanding Blvd                             394,000        918,000         96,000
   6/30/95    St. Petersburg /Joe's Creek                            704,000      1,642,000         80,000


                                                            Gross Carrying Amount
                                                             At December 31, 1998
    Date                                          ---------------------------------------    Accumulated
  Acquired               Description                  Land       Buildings        Total      Depreciation
--------------------------------------------------------------------------------------------------------
   2/28/95    Pinole / San Pablo                    639,000      1,620,000      2,259,000       272,000
   2/28/95    South Gate / Firesto                1,442,000      3,635,000      5,077,000       618,000
   2/28/95    San Jose / Mabury                     892,000      2,118,000      3,010,000       325,000
   2/28/95    La Puente / Valley Blvd               591,000      1,540,000      2,131,000       261,000
   2/28/95    San Jose / Capitol E                1,215,000      2,915,000      4,130,000       461,000
   2/28/95    Milwaukie / 40Th Street               579,000      1,421,000      2,000,000       222,000
   2/28/95    Portland / N. Lombard                 812,000      1,963,000      2,775,000       296,000
   2/28/95    Miami / Biscayne                    1,313,000      3,145,000      4,458,000       492,000
   2/28/95    Chicago / Clark Street                442,000      1,146,000      1,588,000       186,000
   2/28/95    Palatine / Dundee                     698,000      1,722,000      2,420,000       278,000
   2/28/95    Williamsville/Transit                 284,000        727,000      1,011,000       119,000
   2/28/95    Amherst / Sheridan                    484,000      1,215,000      1,699,000       203,000
   3/2/95     Everett / Highway 99                  859,000      2,167,000      3,026,000       379,000
   3/2/95     Burien / 1St Ave South                763,000      1,983,000      2,746,000       371,000
   3/2/95     Kent / South 238Th Street             763,000      1,945,000      2,708,000       353,000
   3/31/95    Cheverly / Central Ave                911,000      2,215,000      3,126,000       333,000
   5/1/95     Sandy / S. State Street             1,043,000      2,610,000      3,653,000       431,000
   5/3/95     Largo / Ulmerton Roa                  263,000        747,000      1,010,000       149,000
   5/8/95     Fairfield/Western Street              439,000      1,070,000      1,509,000       164,000
   5/8/95     Dallas / W. Mockingbird             1,440,000      3,433,000      4,873,000       507,000
   5/8/95     East Point / Lakewood                 884,000      2,232,000      3,116,000       346,000
   5/25/95    Falls Church / Gallo                  350,000        985,000      1,335,000       177,000
   6/12/95    Baltimore / Old Waterloo              769,000      1,899,000      2,668,000       273,000
   6/12/95    Pleasant Hill / Hookston              766,000      1,891,000      2,657,000       287,000
   6/12/95    Mountain View/Old Middlefield       2,095,000      4,956,000      7,051,000       712,000
   6/30/95    San Jose / Blossom Hill             1,467,000      3,510,000      4,977,000       500,000
   6/30/95    Fairfield / Kings Highway           1,811,000      4,409,000      6,220,000       644,000
   6/30/95    Pacoima / Paxton Street               840,000      2,031,000      2,871,000       292,000
   6/30/95    Portland / Prescott                   647,000      1,605,000      2,252,000       228,000
   6/30/95    St. Petersburg                        352,000        912,000      1,264,000       139,000
   6/30/95    Dallas / Audelia Road               1,166,000      3,149,000      4,315,000       468,000
   6/30/95    Miami Gardens                         823,000      2,013,000      2,836,000       287,000
   6/30/95    Grand Prairie / 19Th                  566,000      1,405,000      1,971,000       208,000
   6/30/95    Joliet / Jefferson Street             501,000      1,259,000      1,760,000       193,000
   6/30/95    Bridgeton / Pennridge                 283,000        742,000      1,025,000       110,000
   6/30/95    Portland / S.E.92Nd                   638,000      1,585,000      2,223,000       228,000
   6/30/95    Houston / S.W. Freeway                537,000      1,340,000      1,877,000       189,000
   6/30/95    Milwaukee / Brown                     358,000        914,000      1,272,000       146,000
   6/30/95    Orlando / W. Oak Ridge                698,000      1,755,000      2,453,000       259,000
   6/30/95    Lauderhill / State Road               644,000      1,585,000      2,229,000       226,000
   6/30/95    Orange Park /Blanding Blvd            394,000      1,014,000      1,408,000       143,000
   6/30/95    St. Petersburg /Joe's Creek           704,000      1,722,000      2,426,000       247,000

                                                                                                               Adjustments
                                                                                                                Resulting
                                                                       Initial Cost                              from the
                                                                  --------------------------      Costs         Acquisition
    Date                                                                       Buildings &      Subsequent      of Minority
  Acquired               Description             Encumbrances       Land       Improvements   to Acquisition     interests
----------------------------------------------------------------------------------------------------------------------------
   6/30/95    St. Louis / Page Service Drive                         531,000      1,241,000         84,000
   6/30/95    Independence /E. 42Nd                                  438,000      1,023,000        101,000
   6/30/95    Cherry Hill / Dobbs Lane                               716,000      1,676,000         30,000
   6/30/95    Edgewater Park / Route 130                             683,000      1,593,000         36,000
   6/30/95    Beaverton / S.W. 110                                   572,000      1,342,000         59,000
   6/30/95    Markham / W. 159Th Place                               230,000        539,000         61,000
   6/30/95    Houston / N.W. Freeway                                 447,000      1,066,000         75,000
   6/30/95    Portland / Gantenbein                                  537,000      1,262,000         53,000
   6/30/95    Upper Chichester/Market St.                            569,000      1,329,000         58,000
   6/30/95    Fort Worth / Hwy 80                                    379,000        891,000         68,000
   6/30/95    Greenfield/ S. 108Th                                   728,000      1,707,000         94,000
   6/30/95    Altamonte Springs                                      566,000      1,326,000         51,000
   6/30/95    East Hazel Crest / Halsted I                           483,000      1,127,000        104,000
   6/30/95    Seattle / Delridge Way                                 760,000      1,779,000         94,000
   6/30/95    Elmhurst / Lake Frontage Rd                            748,000      1,758,000         55,000
   6/30/95    Los Angeles / Beverly Blvd                             787,000      1,886,000        149,000
   6/30/95    Lawrenceville / Brunswick                              841,000      1,961,000         55,000
   6/30/95    Richmond / Carlson                                     865,000      2,025,000         80,000
   6/30/95    Liverpool / Oswego Road                                545,000      1,279,000         61,000
   6/30/95    Rochester / East Ave                                   578,000      1,375,000         55,000
   6/30/95    Pasadena / E. Beltway                                  757,000      1,767,000         71,000
   7/13/95    Tarzana / Burbank Blvd                               2,895,000      6,823,000        284,000
   7/31/95    Orlando / Lakehurst                    1,049,000       450,000      1,063,000         61,000
   7/31/95    Livermore / Portola                    1,408,000       921,000      2,157,000        100,000
   7/31/95    San Jose / Tully Ii                    1,740,000       912,000      2,137,000        108,000
   7/31/95    Mission Bay                            4,320,000     1,617,000      3,785,000        307,000
   7/31/95    Las Vegas / Decatur                                  1,147,000      2,697,000         91,000
   7/31/95    Pleasanton / Stanley                                 1,624,000      3,811,000         57,000
   7/31/95    Castro Valley / Grove                                  757,000      1,772,000         40,000
   7/31/95    Honolulu / Kaneohe                                   1,215,000      2,846,000        120,000
   7/31/95    Chicago / Wabash Ave                                   645,000      1,535,000        443,000
   7/31/95    Springfield / Parker                                   765,000      1,834,000         76,000
   7/31/95    Huntington Bch/Gotham                                  765,000      1,808,000         95,000
   7/31/95    Tucker / Lawrenceville                                 630,000      1,480,000        104,000
   7/31/95    Marietta / Canton Road                                 600,000      1,423,000         80,000
   7/31/95    Wheeling / Hintz                                       450,000      1,054,000         65,000
   8/1/95     Gresham / Division                                     607,000      1,428,000         42,000
   8/1/95     Tucker / Lawrenceville                                 600,000      1,405,000        112,000
   8/1/95     Decatur / Covington                                    720,000      1,694,000         96,000
   8/11/95    Studio City/Ventura                                  1,285,000      3,015,000         47,000
   8/12/95    Smyrna / Hargrove Road                               1,020,000      3,038,000        213,000
   9/1/95     Hayward / Mission Blvd                               1,020,000      2,383,000         49,000


                                                            Gross Carrying Amount
                                                             At December 31, 1998
    Date                                          ---------------------------------------    Accumulated
  Acquired               Description                  Land       Buildings        Total      Depreciation
---------------------------------------------------------------------------------------------------------
   6/30/95    St. Louis / Page Service Drive        531,000      1,325,000      1,856,000       192,000
   6/30/95    Independence /E. 42Nd                 438,000      1,124,000      1,562,000       169,000
   6/30/95    Cherry Hill / Dobbs Lane              716,000      1,706,000      2,422,000       237,000
   6/30/95    Edgewater Park / Route 130            683,000      1,629,000      2,312,000       227,000
   6/30/95    Beaverton / S.W. 110                  572,000      1,401,000      1,973,000       194,000
   6/30/95    Markham / W. 159Th Place              230,000        600,000        830,000        92,000
   6/30/95    Houston / N.W. Freeway                447,000      1,141,000      1,588,000       186,000
   6/30/95    Portland / Gantenbein                 537,000      1,315,000      1,852,000       183,000
   6/30/95    Upper Chichester/Market St.           569,000      1,387,000      1,956,000       194,000
   6/30/95    Fort Worth / Hwy 80                   379,000        959,000      1,338,000       143,000
   6/30/95    Greenfield/ S. 108Th                  728,000      1,801,000      2,529,000       262,000
   6/30/95    Altamonte Springs                     566,000      1,377,000      1,943,000       194,000
   6/30/95    East Hazel Crest / Halsted I          483,000      1,231,000      1,714,000       169,000
   6/30/95    Seattle / Delridge Way                760,000      1,873,000      2,633,000       268,000
   6/30/95    Elmhurst / Lake Frontage Rd           748,000      1,813,000      2,561,000       264,000
   6/30/95    Los Angeles / Beverly Blvd            787,000      2,035,000      2,822,000       335,000
   6/30/95    Lawrenceville / Brunswick             841,000      2,016,000      2,857,000       285,000
   6/30/95    Richmond / Carlson                    865,000      2,105,000      2,970,000       307,000
   6/30/95    Liverpool / Oswego Road               545,000      1,340,000      1,885,000       191,000
   6/30/95    Rochester / East Ave                  578,000      1,430,000      2,008,000       213,000
   6/30/95    Pasadena / E. Beltway                 757,000      1,838,000      2,595,000       255,000
   7/13/95    Tarzana / Burbank Blvd              2,895,000      7,107,000     10,002,000     1,066,000
   7/31/95    Orlando / Lakehurst                   450,000      1,124,000      1,574,000       156,000
   7/31/95    Livermore / Portola                   921,000      2,257,000      3,178,000       322,000
   7/31/95    San Jose / Tully Ii                   912,000      2,245,000      3,157,000       317,000
   7/31/95    Mission Bay                         1,617,000      4,092,000      5,709,000       626,000
   7/31/95    Las Vegas / Decatur                 1,147,000      2,788,000      3,935,000       397,000
   7/31/95    Pleasanton / Stanley                1,624,000      3,868,000      5,492,000       543,000
   7/31/95    Castro Valley / Grove                 757,000      1,812,000      2,569,000       251,000
   7/31/95    Honolulu / Kaneohe                  1,215,000      2,966,000      4,181,000       430,000
   7/31/95    Chicago / Wabash Ave                  645,000      1,978,000      2,623,000       249,000
   7/31/95    Springfield / Parker                  765,000      1,910,000      2,675,000       275,000
   7/31/95    Huntington Bch/Gotham                 765,000      1,903,000      2,668,000       283,000
   7/31/95    Tucker / Lawrenceville                630,000      1,584,000      2,214,000       237,000
   7/31/95    Marietta / Canton Road                600,000      1,503,000      2,103,000       222,000
   7/31/95    Wheeling / Hintz                      450,000      1,119,000      1,569,000       162,000
   8/1/95     Gresham / Division                    607,000      1,470,000      2,077,000       209,000
   8/1/95     Tucker / Lawrenceville                600,000      1,517,000      2,117,000       222,000
   8/1/95     Decatur / Covington                   720,000      1,790,000      2,510,000       265,000
   8/11/95    Studio City/Ventura                 1,285,000      3,062,000      4,347,000       433,000
   8/12/95    Smyrna / Hargrove Road              1,020,000      3,251,000      4,271,000       431,000
   9/1/95     Hayward / Mission Blvd              1,020,000      2,432,000      3,452,000       329,000

                                                                                                               Adjustments
                                                                                                                Resulting
                                                                       Initial Cost                              from the
                                                                  --------------------------      Costs         Acquisition
    Date                                                                       Buildings &      Subsequent      of Minority
  Acquired               Description             Encumbrances       Land       Improvements   to Acquisition     interests
----------------------------------------------------------------------------------------------------------------------------
   9/1/95     Park City / Belvider                                   600,000      1,405,000         35,000
   9/1/95     New Castle/Dupont Parkway                              990,000      2,369,000         51,000
   9/1/95     Las Vegas / Rainbow                                  1,050,000      2,459,000         59,000
   9/1/95     Mountain View / Reng                                   945,000      2,216,000         51,000
   9/1/95     Venice / Cadillac                                      930,000      2,182,000        107,000
   9/1/95     Simi Valley /Los Angeles                             1,590,000      3,724,000        109,000
   9/1/95     Spring Valley/Foreman                                1,095,000      2,572,000         60,000
   9/6/95     Darien / Frontage Road                                 975,000      2,321,000         49,000
   9/30/95    Van Nuys/Balboa Blvd                                 1,920,000      4,504,000        260,000
  10/31/95    San Lorenzo /Hesperian                               1,590,000      3,716,000         91,000
  10/31/95    Chicago / W. 47Th Street                               300,000        708,000         81,000
  10/31/95    Los Angeles / Eastern                                  455,000      1,070,000         91,000
  11/15/95    Costa Mesa - B                                         522,000      1,218,000         42,000
  11/15/95    Plano / E. 14Th                                        705,000      1,646,000         40,000
  11/15/95    Citrus Heights/Sunrise                                 520,000      1,213,000         86,000
  11/15/95    Modesto/Briggsmore Ave                                 470,000      1,097,000         59,000
  11/15/95    So San Francisco/Spruce                              1,905,000      4,444,000        150,000
  11/15/95    Pacheco/Buchanan Circle                4,036,000     1,681,000      3,951,000         57,000
  11/16/95    Palm Beach Gardens                                     657,000      1,540,000         77,000
  11/16/95    Delray Beach                                           600,000      1,407,000        113,000
   1/3/96     San Gabriel                                          1,005,000      2,345,000        168,000
   1/5/96     San Francisco, Second St.                            2,880,000      6,814,000         47,000
   1/12/96    San Antonio, TX                                        912,000      2,170,000         50,000
   2/29/96    Naples, FL/Old US 41                                   849,000      2,016,000         46,000
   2/29/96    Lake Worth, FL/S. Military Tr.                       1,782,000      4,723,000         91,000
   2/29/96    Brandon, FL/W Brandon Blvd.                          1,928,000      4,523,000        773,000
   2/29/96    Coral Springs FL/W Sample Rd.                        3,480,000      8,148,000         99,000
   2/29/96    Delray Beach FL/S Military Tr                          941,000      2,222,000        137,000
   2/29/96    Jupiter FL/Military Trail                            2,280,000      5,347,000         46,000
   2/29/96    Lakeworth FL/Lake Worth Rd                             737,000      1,742,000         96,000
   2/29/96    New Port Richey FL/State rd 54                         857,000      2,025,000         84,000
   2/29/96    Pompano Beach FL/ W Copans                           1,601,000      3,756,000        119,000
   2/29/96    Sanford FL/S Orlando Dr                                734,000      1,749,000      1,799,000
   3/8/96     Atlanta/Roswell                                        898,000      3,649,000         32,000
   3/31/96    Oakland, CA                                          1,065,000      2,764,000        119,000
   3/31/96    Saratoga, CA                                         2,339,000      6,081,000         62,000
   3/31/96    Randallstown, MD                                     1,359,000      3,527,000         68,000
   3/31/96    Plano, TX                                              650,000      1,682,000         62,000
   3/31/96    Houston, TX                                            543,000      1,402,000         58,000
   3/31/96    Irvine, CA                                           1,920,000      4,975,000        241,000
   3/31/96    Milwaukee, WI                                          542,000      1,402,000         53,000
   3/31/96    Carrollton, TX                                         578,000      1,495,000         45,000


                                                            Gross Carrying Amount
                                                             At December 31, 1998
    Date                                          ---------------------------------------    Accumulated
  Acquired               Description                  Land       Buildings        Total      Depreciation
---------------------------------------------------------------------------------------------------------
   9/1/95     Park City / Belvider                  600,000      1,440,000      2,040,000       198,000
   9/1/95     New Castle/Dupont Parkway             990,000      2,420,000      3,410,000       326,000
   9/1/95     Las Vegas / Rainbow                 1,050,000      2,518,000      3,568,000       347,000
   9/1/95     Mountain View / Reng                  945,000      2,267,000      3,212,000       309,000
   9/1/95     Venice / Cadillac                     930,000      2,289,000      3,219,000       327,000
   9/1/95     Simi Valley /Los Angeles            1,590,000      3,833,000      5,423,000       528,000
   9/1/95     Spring Valley/Foreman               1,095,000      2,632,000      3,727,000       353,000
   9/6/95     Darien / Frontage Road                975,000      2,370,000      3,345,000       346,000
   9/30/95    Van Nuys/Balboa Blvd                1,920,000      4,764,000      6,684,000       397,000
  10/31/95    San Lorenzo /Hesperian              1,590,000      3,807,000      5,397,000       273,000
  10/31/95    Chicago / W. 47Th Street              300,000        789,000      1,089,000        67,000
  10/31/95    Los Angeles / Eastern                 455,000      1,161,000      1,616,000        94,000
  11/15/95    Costa Mesa - B                        522,000      1,260,000      1,782,000       144,000
  11/15/95    Plano / E. 14Th                       705,000      1,686,000      2,391,000       189,000
  11/15/95    Citrus Heights/Sunrise                520,000      1,299,000      1,819,000       157,000
  11/15/95    Modesto/Briggsmore Ave                470,000      1,156,000      1,626,000       138,000
  11/15/95    So San Francisco/Spruce             1,905,000      4,594,000      6,499,000       513,000
  11/15/95    Pacheco/Buchanan Circle             1,681,000      4,008,000      5,689,000       462,000
  11/16/95    Palm Beach Gardens                    657,000      1,617,000      2,274,000       226,000
  11/16/95    Delray Beach                          600,000      1,520,000      2,120,000       211,000
   1/3/96     San Gabriel                         1,005,000      2,513,000      3,518,000       323,000
   1/5/96     San Francisco, Second St.           2,880,000      6,861,000      9,741,000       814,000
   1/12/96    San Antonio, TX                       912,000      2,220,000      3,132,000       271,000
   2/29/96    Naples, FL/Old US 41                  849,000      2,062,000      2,911,000       235,000
   2/29/96    Lake Worth, FL/S. Military Tr.      1,782,000      4,814,000      6,596,000       543,000
   2/29/96    Brandon, FL/W Brandon Blvd.         1,928,000      5,296,000      7,224,000       681,000
   2/29/96    Coral Springs FL/W Sample Rd.       3,480,000      8,247,000     11,727,000       925,000
   2/29/96    Delray Beach FL/S Military Tr         941,000      2,359,000      3,300,000       288,000
   2/29/96    Jupiter FL/Military Trail           2,280,000      5,393,000      7,673,000       599,000
   2/29/96    Lakeworth FL/Lake Worth Rd            737,000      1,838,000      2,575,000       223,000
   2/29/96    New Port Richey FL/State rd 54        857,000      2,109,000      2,966,000       250,000
   2/29/96    Pompano Beach FL/ W Copans          1,601,000      3,875,000      5,476,000       447,000
   2/29/96    Sanford FL/S Orlando Dr               975,000      3,307,000      4,282,000       323,000
   3/8/96     Atlanta/Roswell                       898,000      3,681,000      4,579,000       413,000
   3/31/96    Oakland, CA                         1,065,000      2,883,000      3,948,000       319,000
   3/31/96    Saratoga, CA                        2,339,000      6,143,000      8,482,000       659,000
   3/31/96    Randallstown, MD                    1,359,000      3,595,000      4,954,000       401,000
   3/31/96    Plano, TX                             650,000      1,744,000      2,394,000       199,000
   3/31/96    Houston, TX                           543,000      1,460,000      2,003,000       159,000
   3/31/96    Irvine, CA                          1,920,000      5,216,000      7,136,000       582,000
   3/31/96    Milwaukee, WI                         542,000      1,455,000      1,997,000       160,000
   3/31/96    Carrollton, TX                        578,000      1,540,000      2,118,000       170,000

                                                                                                               Adjustments
                                                                                                                Resulting
                                                                       Initial Cost                              from the
                                                                  --------------------------      Costs         Acquisition
    Date                                                                       Buildings &      Subsequent      of Minority
  Acquired               Description             Encumbrances       Land       Improvements   to Acquisition     interests
----------------------------------------------------------------------------------------------------------------------------
   3/31/96    Torrance, CA                                         1,415,000      3,675,000         66,000
   3/31/96    Jacksonville, FL                                       713,000      1,845,000         73,000
   3/31/96    Dallas, TX                                             315,000        810,000         55,000
   3/31/96    Houston, TX                                            669,000      1,724,000        180,000
   3/31/96    Baltimore, MD                                          842,000      2,180,000         45,000
   3/31/96    New Haven, CT                                          740,000      1,907,000         66,000
   4/1/96     Chicago/Pulaski                                        764,000      1,869,000         83,000
   4/1/96     Las Vegas/Desert Inn                                 1,115,000      2,729,000         73,000
   4/1/96     Torrance/Crenshaw                                      916,000      2,243,000         35,000
   4/1/96     Weymouth, WA state                                     485,000      1,187,000         59,000
   4/1/96     St. Louis/Barrett Station Road                         630,000      1,542,000         46,000
   4/1/96     Rockville/Randolph                                   1,153,000      2,823,000         61,000
   4/1/96     Simi Valley/East Street                                970,000      2,374,000         19,000
   4/1/96     Houston/Westheimer III                               1,390,000      3,402,000        808,000
   4/3/96     Naples, FL                                           1,187,000      2,809,000        102,000
   6/26/96    Boca Raton FL                                        3,180,000      7,468,000        409,000
   6/28/96    Venice FL                                              669,000      1,575,000         94,000
   6/30/96    Las Vegas, NV                                          921,000      2,155,000         90,000
   6/30/96    Bedford Park, IL                                       606,000      1,419,000         89,000
   6/30/96    Los Angeles, CA                                        692,000      1,616,000         30,000
   6/30/96    Silver Spring, MD                                    1,513,000      3,535,000         97,000
   6/30/96    Newark, CA                                           1,051,000      2,458,000         31,000
   6/30/96    Brooklyn, NY                                           783,000      1,830,000        171,000
   7/2/96     Glen Burnie/Furnace Br Rd MD                         1,755,000      4,150,000         60,000
   7/22/96    Lakewood/W Hampton CO                                  717,000      2,092,000         45,000
   8/13/96    Norcross/Holcomb Bridge Rd                             955,000      3,117,000         24,000
   9/5/96     Spring Valley/S Pascack rd NY                        1,260,000      2,966,000        120,000
   9/16/96    Dallas/Royal Lane                                    1,008,000      2,426,000         77,000
   9/16/96    Colorado Springs/Tomah Drive                           731,000      1,759,000         53,000
   9/16/96    Lewisville/S. Stemmons                                 603,000      1,451,000         69,000
   9/16/96    Las Vegas/Boulder Hwy.                                 947,000      2,279,000         68,000
   9/16/96    Sarasota/S. Tamiami Trail                              584,000      1,407,000         60,000
   9/16/96    Willow Grove/Maryland Road                             673,000      1,620,000         38,000
   9/16/96    Houston/W. Montgomery Rd.                              524,000      1,261,000         75,000
   9/16/96    Denver/W. Hampden                                    1,084,000      2,609,000         49,000
   9/16/96    Littleton/Southpark Way                                922,000      2,221,000         42,000
   9/16/96    Petaluma/Baywood Drive                                 861,000      2,074,000         51,000
   9/16/96    Canoga Park/Sherman Way                              1,543,000      3,716,000         59,000
   9/16/96    Jacksonville/South Lane Ave.                           554,000      1,334,000         97,000
   9/16/96    Newport News/Warwick Blvd.                             575,000      1,385,000         55,000
   9/16/96    Greenbrook/Route 22                                  1,227,000      2,954,000         82,000
   9/16/96    Monsey/Route 59                                      1,068,000      2,572,000         45,000


                                                            Gross Carrying Amount
                                                             At December 31, 1998
    Date                                          ---------------------------------------    Accumulated
  Acquired               Description                  Land       Buildings        Total      Depreciation
---------------------------------------------------------------------------------------------------------
   3/31/96    Torrance, CA                        1,415,000      3,741,000      5,156,000       418,000
   3/31/96    Jacksonville, FL                      713,000      1,918,000      2,631,000       213,000
   3/31/96    Dallas, TX                            315,000        865,000      1,180,000        99,000
   3/31/96    Houston, TX                           669,000      1,904,000      2,573,000       236,000
   3/31/96    Baltimore, MD                         842,000      2,225,000      3,067,000       244,000
   3/31/96    New Haven, CT                         740,000      1,973,000      2,713,000       213,000
   4/1/96     Chicago/Pulaski                       764,000      1,952,000      2,716,000       139,000
   4/1/96     Las Vegas/Desert Inn                1,115,000      2,802,000      3,917,000       241,000
   4/1/96     Torrance/Crenshaw                     916,000      2,278,000      3,194,000       170,000
   4/1/96     Weymouth, WA state                    485,000      1,246,000      1,731,000        29,000
   4/1/96     St. Louis/Barrett Station Road        630,000      1,588,000      2,218,000        99,000
   4/1/96     Rockville/Randolph                  1,153,000      2,884,000      4,037,000       201,000
   4/1/96     Simi Valley/East Street               970,000      2,393,000      3,363,000       184,000
   4/1/96     Houston/Westheimer III              1,390,000      4,210,000      5,600,000       391,000
   4/3/96     Naples, FL                          1,187,000      2,911,000      4,098,000       340,000
   6/26/96    Boca Raton FL                       3,180,000      7,877,000     11,057,000       785,000
   6/28/96    Venice FL                             669,000      1,669,000      2,338,000       185,000
   6/30/96    Las Vegas, NV                         921,000      2,245,000      3,166,000       239,000
   6/30/96    Bedford Park, IL                      606,000      1,508,000      2,114,000       167,000
   6/30/96    Los Angeles, CA                       692,000      1,646,000      2,338,000       171,000
   6/30/96    Silver Spring, MD                   1,513,000      3,632,000      5,145,000       366,000
   6/30/96    Newark, CA                          1,051,000      2,489,000      3,540,000       252,000
   6/30/96    Brooklyn, NY                          783,000      2,001,000      2,784,000       204,000
   7/2/96     Glen Burnie/Furnace Br Rd MD        1,755,000      4,210,000      5,965,000       419,000
   7/22/96    Lakewood/W Hampton CO                 716,000      2,138,000      2,854,000       210,000
   8/13/96    Norcross/Holcomb Bridge Rd            955,000      3,141,000      4,096,000       297,000
   9/5/96     Spring Valley/S Pascack rd NY       1,260,000      3,086,000      4,346,000       310,000
   9/16/96    Dallas/Royal Lane                   1,008,000      2,503,000      3,511,000       215,000
   9/16/96    Colorado Springs/Tomah Drive          731,000      1,812,000      2,543,000       161,000
   9/16/96    Lewisville/S. Stemmons                603,000      1,520,000      2,123,000       131,000
   9/16/96    Las Vegas/Boulder Hwy.                947,000      2,347,000      3,294,000       204,000
   9/16/96    Sarasota/S. Tamiami Trail             584,000      1,467,000      2,051,000       125,000
   9/16/96    Willow Grove/Maryland Road            673,000      1,658,000      2,331,000       143,000
   9/16/96    Houston/W. Montgomery Rd.             524,000      1,336,000      1,860,000       114,000
   9/16/96    Denver/W. Hampden                   1,084,000      2,658,000      3,742,000       229,000
   9/16/96    Littleton/Southpark Way               922,000      2,263,000      3,185,000       191,000
   9/16/96    Petaluma/Baywood Drive                861,000      2,125,000      2,986,000       179,000
   9/16/96    Canoga Park/Sherman Way             1,543,000      3,775,000      5,318,000       320,000
   9/16/96    Jacksonville/South Lane Ave.          554,000      1,431,000      1,985,000       131,000
   9/16/96    Newport News/Warwick Blvd.            575,000      1,440,000      2,015,000       123,000
   9/16/96    Greenbrook/Route 22                 1,227,000      3,036,000      4,263,000       258,000
   9/16/96    Monsey/Route 59                     1,068,000      2,617,000      3,685,000       220,000

                                                                                                               Adjustments
                                                                                                                Resulting
                                                                       Initial Cost                              from the
                                                                  --------------------------      Costs         Acquisition
    Date                                                                       Buildings &      Subsequent      of Minority
  Acquired               Description             Encumbrances       Land       Improvements   to Acquisition     interests
----------------------------------------------------------------------------------------------------------------------------
   9/16/96    Santa Rosa/Santa Rosa Ave.                             575,000      1,385,000         30,000
   9/16/96    Fort Worth/Brentwood Stair                             823,000      2,016,000         78,000
   9/16/96    Glendale/San Fernando Road                           2,500,000      6,124,000         35,000
   9/16/96    Houston/Harwin                                         549,000      1,344,000         72,000
   9/16/96    Irvine/Cowan Street                                  1,890,000      4,631,000         89,000
   9/16/96    Fairfield/Dixie Highway                                427,000      1,046,000         23,000
   9/16/96    Mesa/Country Club Drive                                701,000      1,718,000         42,000
   9/16/96    San Francisco/Geary Blvd.                            2,957,000      7,244,000         80,000
   9/16/96    Houston/Gulf Freeway                                   701,000      1,718,000         78,000
   9/16/96    Las Vegas/S. Decatur Blvd.                           1,037,000      2,539,000         61,000
   9/16/96    Tempe/McKellips Road                                   823,000      1,972,000         94,000
   9/16/96    Richland Hills/Airport Fwy.                            473,000      1,158,000         92,000
  10/11/96    Virginia Beach/Southern Blvd                           282,000        610,000        139,000
  10/11/96    Chesapeake/Military Hwy                                912,000      1,974,000        224,000
  10/11/96    Hampton/Pembroke Road                                1,080,000      2,346,000        247,000
  10/11/96    Norfolk/Widgeon Road                                 1,110,000      2,405,000        208,000
  10/11/96    Richmond/Bloom Lane                                  1,188,000      2,512,000        186,000
  10/11/96    Richmond/Midlothian Park                               762,000      1,588,000        296,000
  10/11/96    Roanoke/Peters Creek Road                              819,000      1,776,000        136,000
  10/11/96    Orlando/E Oakridge Rd                                  927,000      2,020,000        115,000
  10/11/96    Orlando/South Hwy 17-92                              1,170,000      2,549,000        107,000
  10/25/96    Austin/Renelli                                       1,710,000      3,990,000        116,000
  10/25/96    Austin/Santiago                                        900,000      2,100,000        107,000
  10/25/96    Dallas/East N.W. Highway                               698,000      1,628,000         65,000
  10/25/96    Dallas/Denton Drive                                    900,000      2,100,000         83,000
  10/25/96    Houston/Hempstead                                      518,000      1,207,000        148,000
  10/25/96    Pasadena/So. Shaver                                    420,000        980,000         65,000
  10/31/96    Houston/Joel Wheaton Rd                                465,000      1,085,000         94,000
  10/31/96    Mt Holly/541 Bypass                                    360,000        840,000         46,000
  11/13/96    Big A/Forest Park                                      270,000        630,000      1,035,000
  11/13/96    Town East/Mesquite                                     330,000        770,000         64,000
  11/14/96    Bossier City LA                                        633,000      1,488,000         61,000
   12/5/96    Lake Forest/Bake Parkway                               971,000      2,173,000        544,000
  12/16/96    Cherry Hill/Old Cuthbert                               645,000      1,505,000         99,000
  12/16/96    Oklahoma City/SW 74th Exprw.                           375,000        875,000         66,000
  12/16/96    Oklahoma City/S Santa Fe                               360,000        840,000         74,000
  12/16/96    Oklahoma City/S. May                                   360,000        840,000         72,000
  12/16/96    Arlington/S. Watson Rd.                                930,000      2,170,000        285,000
  12/16/96    Richardson/E. Arapaho                                1,290,000      3,010,000        104,000
  12/23/96    Upper Darby/Lansdowne                                  899,000      2,272,000         43,000
  12/23/96    Plymouth Meeting /Chemical                           1,109,000      2,802,000         36,000
  12/23/96    Philadelphia/Byberry                                 1,019,000      2,575,000         68,000


                                                            Gross Carrying Amount
                                                             At December 31, 1998
    Date                                          ---------------------------------------    Accumulated
  Acquired               Description                  Land       Buildings        Total      Depreciation
---------------------------------------------------------------------------------------------------------
   9/16/96    Santa Rosa/Santa Rosa Ave.            575,000      1,415,000      1,990,000       117,000
   9/16/96    Fort Worth/Brentwood Stair            823,000      2,094,000      2,917,000       185,000
   9/16/96    Glendale/San Fernando Road          2,500,000      6,159,000      8,659,000       523,000
   9/16/96    Houston/Harwin                        549,000      1,416,000      1,965,000       125,000
   9/16/96    Irvine/Cowan Street                 1,890,000      4,720,000      6,610,000       403,000
   9/16/96    Fairfield/Dixie Highway               427,000      1,069,000      1,496,000        90,000
   9/16/96    Mesa/Country Club Drive               701,000      1,760,000      2,461,000       148,000
   9/16/96    San Francisco/Geary Blvd.           2,957,000      7,324,000     10,281,000       621,000
   9/16/96    Houston/Gulf Freeway                  701,000      1,796,000      2,497,000       157,000
   9/16/96    Las Vegas/S. Decatur Blvd.          1,037,000      2,600,000      3,637,000       227,000
   9/16/96    Tempe/McKellips Road                  823,000      2,066,000      2,889,000       179,000
   9/16/96    Richland Hills/Airport Fwy.           473,000      1,250,000      1,723,000       110,000
  10/11/96    Virginia Beach/Southern Blvd          282,000        749,000      1,031,000        89,000
  10/11/96    Chesapeake/Military Hwy               912,000      2,198,000      3,110,000       220,000
  10/11/96    Hampton/Pembroke Road               1,080,000      2,593,000      3,673,000       276,000
  10/11/96    Norfolk/Widgeon Road                1,110,000      2,613,000      3,723,000       266,000
  10/11/96    Richmond/Bloom Lane                 1,188,000      2,698,000      3,886,000       260,000
  10/11/96    Richmond/Midlothian Park              762,000      1,884,000      2,646,000       225,000
  10/11/96    Roanoke/Peters Creek Road             819,000      1,912,000      2,731,000       187,000
  10/11/96    Orlando/E Oakridge Rd                 927,000      2,135,000      3,062,000       197,000
  10/11/96    Orlando/South Hwy 17-92             1,170,000      2,656,000      3,826,000       240,000
  10/25/96    Austin/Renelli                      1,710,000      4,106,000      5,816,000       369,000
  10/25/96    Austin/Santiago                       900,000      2,207,000      3,107,000       204,000
  10/25/96    Dallas/East N.W. Highway              698,000      1,693,000      2,391,000       148,000
  10/25/96    Dallas/Denton Drive                   900,000      2,183,000      3,083,000       196,000
  10/25/96    Houston/Hempstead                     518,000      1,355,000      1,873,000       130,000
  10/25/96    Pasadena/So. Shaver                   420,000      1,045,000      1,465,000        94,000
  10/31/96    Houston/Joel Wheaton Rd               465,000      1,179,000      1,644,000        99,000
  10/31/96    Mt Holly/541 Bypass                   360,000        886,000      1,246,000        74,000
  11/13/96    Big A/Forest Park                     270,000      1,665,000      1,935,000       342,000
  11/13/96    Town East/Mesquite                    330,000        834,000      1,164,000        70,000
  11/14/96    Bossier City LA                       633,000      1,549,000      2,182,000       136,000
   12/5/96    Lake Forest/Bake Parkway              973,000      2,715,000      3,688,000       134,000
  12/16/96    Cherry Hill/Old Cuthbert              645,000      1,604,000      2,249,000       134,000
  12/16/96    Oklahoma City/SW 74th Exprw.          375,000        941,000      1,316,000        80,000
  12/16/96    Oklahoma City/S Santa Fe              360,000        914,000      1,274,000        78,000
  12/16/96    Oklahoma City/S. May                  360,000        912,000      1,272,000        80,000
  12/16/96    Arlington/S. Watson Rd.               930,000      2,455,000      3,385,000       188,000
  12/16/96    Richardson/E. Arapaho               1,290,000      3,114,000      4,404,000       261,000
  12/23/96    Upper Darby/Lansdowne                 899,000      2,315,000      3,214,000       188,000
  12/23/96    Plymouth Meeting /Chemical          1,109,000      2,838,000      3,947,000        85,000
  12/23/96    Philadelphia/Byberry                1,019,000      2,643,000      3,662,000       218,000

                                                                                                               Adjustments
                                                                                                                Resulting
                                                                       Initial Cost                              from the
                                                                  --------------------------      Costs         Acquisition
    Date                                                                       Buildings &      Subsequent      of Minority
  Acquired               Description             Encumbrances       Land       Improvements   to Acquisition     interests
----------------------------------------------------------------------------------------------------------------------------
  12/23/96    Ft. Lauderdale/State Road                            1,199,000      3,030,000         60,000
  12/23/96    Englewood/Costilla                                   1,739,000      4,393,000         47,000
  12/23/96    Lilburn/Beaver Ruin Road                               600,000      1,515,000         26,000
  12/23/96    Carmichael/Fair Oaks IL                                809,000      2,045,000         45,000
  12/23/96    Portland/Division Street                               989,000      2,499,000         56,000
  12/23/96    Napa/Industrial                                        660,000      1,666,000         62,000
  12/23/96    Wheatridge/W. 44th Avenue IL                         1,439,000      3,636,000         31,000
  12/23/96    Las Vegas/Charleston IL                              1,049,000      2,651,000         40,000
  12/23/96    Las Vegas/South Arvill                                 929,000      2,348,000         47,000
  12/23/96    Los Angeles/Santa Monica II                          3,328,000      8,407,000         82,000
  12/23/96    Warren/Schoenherr Rd.                                  749,000      1,894,000         50,000
  12/23/96    Portland/N.E. 71st Avenue                              869,000      2,196,000         74,000
  12/23/96    Seattle/Pacific Hwy. South                             689,000      1,742,000         74,000
  12/23/96    Broadview/S. 25th Avenue                             1,289,000      3,257,000         59,000
  12/23/96    Winter Springs/W. St. Rte 434                          689,000      1,742,000         45,000
  12/23/96    Tampa/15th Street                                      420,000      1,060,000         70,000
  12/23/96    Pompano Beach/S. Dixie Hwy.                            930,000      2,292,000        100,000
  12/23/96    Overland Park/Mastin                                   990,000      2,440,000         36,000
  12/23/96    Nashville/Dickerson Pike                               990,000      2,440,000         74,000
  12/23/96    Madison/Gallatin Road                                  780,000      1,922,000         92,000
  12/23/96    Auburn/R Street                                        690,000      1,700,000         65,000
  12/23/96    Federal Heights/W. 48th Ave.                           720,000      1,774,000         22,000
  12/23/96    Decatur/Covington IL                                   930,000      2,292,000         38,000
  12/23/96    Forest Park/Jonesboro Rd.                              540,000      1,331,000         62,000
  12/23/96    Mangonia Park/Australian Ave.                          840,000      2,070,000         49,000
  12/23/96    Whittier/Colima                                        540,000      1,331,000         42,000
  12/23/96    Kent/Pacific Hwy South                                 930,000      2,292,000         63,000
  12/23/96    Topeka/8th Street                                      150,000        370,000         50,000
  12/23/96    Denver East Evans                                    1,740,000      4,288,000         83,000
  12/23/96    Pittsburgh/California Ave.                             630,000      1,552,000         53,000
  12/23/96    Ft. Lauderdale/Powerline                               660,000      1,626,000         97,000
  12/23/96    Philadelphia/Oxford                                    900,000      2,218,000         45,000
  12/23/96    Dallas/Lemmon Ave. (arlington)                       1,710,000      4,214,000         69,000
  12/23/96    Eagle Rock/Colorado                                    330,000        813,000         22,000
  12/23/96    Alsip/115th Street                                     750,000      1,848,000         99,000
  12/23/96    Green Acres/Jog Road                                   600,000      1,479,000         41,000
  12/23/96    Pompano Beach/Sample Road                            1,320,000      3,253,000         65,000
  12/23/96    Wyndmoor/Ivy Hill                                    2,160,000      5,323,000         48,000
  12/23/96    W. Palm Beach/Belvedere                                960,000      2,366,000         71,000
  12/23/96    Renton  174th St.                                      960,000      2,366,000         50,000
  12/23/96    Sacramento/Northgate                                 1,021,000      2,647,000         59,000
  12/23/96    Phoenix/19th Avenue                                    991,000      2,569,000         22,000


                                                            Gross Carrying Amount
                                                             At December 31, 1998
    Date                                          ---------------------------------------    Accumulated
  Acquired               Description                  Land       Buildings        Total      Depreciation
---------------------------------------------------------------------------------------------------------
  12/23/96    Ft. Lauderdale/State Road           1,199,000      3,090,000      4,289,000       253,000
  12/23/96    Englewood/Costilla                  1,739,000      4,440,000      6,179,000       356,000
  12/23/96    Lilburn/Beaver Ruin Road              600,000      1,541,000      2,141,000       124,000
  12/23/96    Carmichael/Fair Oaks IL               809,000      2,090,000      2,899,000       173,000
  12/23/96    Portland/Division Street              989,000      2,555,000      3,544,000       203,000
  12/23/96    Napa/Industrial                       660,000      1,728,000      2,388,000       147,000
  12/23/96    Wheatridge/W. 44th Avenue IL        1,439,000      3,667,000      5,106,000       297,000
  12/23/96    Las Vegas/Charleston IL             1,049,000      2,691,000      3,740,000       220,000
  12/23/96    Las Vegas/South Arvill                929,000      2,395,000      3,324,000       197,000
  12/23/96    Los Angeles/Santa Monica II         3,328,000      8,489,000     11,817,000       690,000
  12/23/96    Warren/Schoenherr Rd.                 749,000      1,944,000      2,693,000       160,000
  12/23/96    Portland/N.E. 71st Avenue             869,000      2,270,000      3,139,000       187,000
  12/23/96    Seattle/Pacific Hwy. South            689,000      1,816,000      2,505,000       146,000
  12/23/96    Broadview/S. 25th Avenue            1,289,000      3,316,000      4,605,000       271,000
  12/23/96    Winter Springs/W. St. Rte 434         689,000      1,787,000      2,476,000       149,000
  12/23/96    Tampa/15th Street                     420,000      1,130,000      1,550,000        94,000
  12/23/96    Pompano Beach/S. Dixie Hwy.           930,000      2,392,000      3,322,000       208,000
  12/23/96    Overland Park/Mastin                  990,000      2,476,000      3,466,000       205,000
  12/23/96    Nashville/Dickerson Pike              990,000      2,514,000      3,504,000       207,000
  12/23/96    Madison/Gallatin Road                 780,000      2,014,000      2,794,000       169,000
  12/23/96    Auburn/R Street                       690,000      1,765,000      2,455,000       146,000
  12/23/96    Federal Heights/W. 48th Ave.          720,000      1,796,000      2,516,000       145,000
  12/23/96    Decatur/Covington IL                  930,000      2,330,000      3,260,000       190,000
  12/23/96    Forest Park/Jonesboro Rd.             540,000      1,393,000      1,933,000       125,000
  12/23/96    Mangonia Park/Australian Ave.         840,000      2,119,000      2,959,000       172,000
  12/23/96    Whittier/Colima                       540,000      1,373,000      1,913,000       114,000
  12/23/96    Kent/Pacific Hwy South                930,000      2,355,000      3,285,000       194,000
  12/23/96    Topeka/8th Street                     150,000        420,000        570,000        40,000
  12/23/96    Denver East Evans                   1,740,000      4,371,000      6,111,000       356,000
  12/23/96    Pittsburgh/California Ave.            630,000      1,605,000      2,235,000       137,000
  12/23/96    Ft. Lauderdale/Powerline              660,000      1,723,000      2,383,000       148,000
  12/23/96    Philadelphia/Oxford                   900,000      2,263,000      3,163,000       186,000
  12/23/96    Dallas/Lemmon Ave. (arlington)      1,710,000      4,283,000      5,993,000       348,000
  12/23/96    Eagle Rock/Colorado                   330,000        835,000      1,165,000        67,000
  12/23/96    Alsip/115th Street                    750,000      1,947,000      2,697,000       170,000
  12/23/96    Green Acres/Jog Road                  600,000      1,520,000      2,120,000       127,000
  12/23/96    Pompano Beach/Sample Road           1,320,000      3,318,000      4,638,000       273,000
  12/23/96    Wyndmoor/Ivy Hill                   2,160,000      5,371,000      7,531,000       435,000
  12/23/96    W. Palm Beach/Belvedere               960,000      2,437,000      3,397,000       198,000
  12/23/96    Renton  174th St.                     960,000      2,416,000      3,376,000       201,000
  12/23/96    Sacramento/Northgate                1,021,000      2,706,000      3,727,000       226,000
  12/23/96    Phoenix/19th Avenue                   991,000      2,591,000      3,582,000       209,000

                                                                                                               Adjustments
                                                                                                                Resulting
                                                                       Initial Cost                              from the
                                                                  --------------------------      Costs         Acquisition
    Date                                                                       Buildings &      Subsequent      of Minority
  Acquired               Description             Encumbrances       Land       Improvements   to Acquisition     interests
----------------------------------------------------------------------------------------------------------------------------
  12/23/96    Bedford Park/Cicero                                  1,321,000      3,426,000         80,000
  12/23/96    Lake Worth/Lk Worth                                  1,111,000      2,880,000         52,000
  12/23/96    Arlington/Algonquin                                    991,000      2,569,000         88,000
  12/23/96    Seattle/15th Avenue NE                                 781,000      2,024,000         43,000
  12/23/96    Southington/Spring                                     811,000      2,102,000         64,000
  12/23/96    Clifton/Broad Street                                 1,411,000      3,659,000         43,000
  12/23/96    Hillside/Glenwood B (37.5%)                            563,000      4,051,000         90,000
  12/30/96    Concorde/Treat                                       1,396,000      3,258,000         54,000
  12/30/96    Virginia Beach                                         535,000      1,248,000         50,000
  12/30/96    San Mateo                                            2,408,000      5,619,000         79,000
   1/22/97    Austin, 1033 E. 41 Street                              257,000      3,633,000         17,000
   4/12/97    Annandale / Backlick                                   955,000      2,229,000        234,000
   4/12/97    Ft. Worth / West Freeway                               667,000      1,556,000        190,000
   4/12/97    Campbell / S. Curtner                                2,550,000      5,950,000        589,000
   4/12/97    Aurora / S. Idalia                                   1,002,000      2,338,000        250,000
   4/12/97    Santa Cruz / Capitola                                1,037,000      2,420,000        254,000
   4/12/97    Indianapolis / Lafayette Road                          682,000      1,590,000        195,000
   4/12/97    Indianapolis / Route 31                                619,000      1,444,000        179,000
   4/12/97    Farmingdale / Broad Hollow Rd.                       1,568,000      3,658,000        426,000
   4/12/97    Tyson's Corner / Springhill Rd.                      3,861,000      9,010,000        895,000
   4/12/97    Fountain Valley / Newhope                            1,137,000      2,653,000        271,000
   4/12/97    Dallas / Winsted                                     1,375,000      3,209,000        355,000
   4/12/97    Columbia / Broad River Rd.-B                           121,000        282,000         81,000
   4/12/97    Livermore / S. Front Road                              876,000      2,044,000        132,000
   4/12/97    Garland / Plano                                        889,000      2,073,000        159,000
   4/12/97    San Jose / Story Road                                1,352,000      3,156,000        217,000
   4/12/97    Aurora / Abilene                                     1,406,000      3,280,000        208,000
   4/12/97    Antioch / Sunset Drive                               1,035,000      2,416,000        164,000
   4/12/97    Rancho Cordova / Sunrise                             1,048,000      2,445,000        170,000
   4/12/97    Berlin / Wilbur Cross                                  756,000      1,764,000        157,000
   4/12/97    Whittier / Whittier Blvd.                              648,000      1,513,000        100,000
   4/12/97    Peabody / Newbury Street                             1,159,000      2,704,000        189,000
   4/12/97    Denver / Blake                                         602,000      1,405,000        117,000
   4/12/97    Evansville / Green River Road                          470,000      1,096,000         92,000
   4/12/97    Burien / First Ave. So.                                792,000      1,847,000        151,000
   4/12/97    Rancho Cordova / Mather Field                          494,000      1,153,000        115,000
   4/12/97    Sugar Land / Eldridge                                  705,000      1,644,000        139,000
   4/12/97    Columbus / Eastland Drive                              602,000      1,405,000        126,000
   4/12/97    Slickerville / Black Horse Pike                        539,000      1,258,000         93,000
   4/12/97    Seattle / Aurora                                     1,145,000      2,671,000        186,000
   4/12/97    Gaithersburg / Christopher Ave.                        972,000      2,268,000        162,000
   4/12/97    Manchester / Tolland Turnpike                          807,000      1,883,000        147,000


                                                            Gross Carrying Amount
                                                             At December 31, 1998
    Date                                          ---------------------------------------    Accumulated
  Acquired               Description                  Land       Buildings        Total      Depreciation
---------------------------------------------------------------------------------------------------------
  12/23/96    Bedford Park/Cicero                 1,321,000      3,506,000      4,827,000       283,000
  12/23/96    Lake Worth/Lk Worth                 1,111,000      2,932,000      4,043,000       238,000
  12/23/96    Arlington/Algonquin                   991,000      2,657,000      3,648,000       226,000
  12/23/96    Seattle/15th Avenue NE                781,000      2,067,000      2,848,000       168,000
  12/23/96    Southington/Spring                    811,000      2,166,000      2,977,000       181,000
  12/23/96    Clifton/Broad Street                1,411,000      3,702,000      5,113,000       296,000
  12/23/96    Hillside/Glenwood B (37.5%)           563,000      4,141,000      4,704,000       351,000
  12/30/96    Concorde/Treat                      1,396,000      3,312,000      4,708,000       269,000
  12/30/96    Virginia Beach                        535,000      1,298,000      1,833,000       109,000
  12/30/96    San Mateo                           2,408,000      5,698,000      8,106,000       461,000
   1/22/97    Austin, 1033 E. 41 Street             257,000      3,650,000      3,907,000       256,000
   4/12/97    Annandale / Backlick                  955,000      2,463,000      3,418,000       162,000
   4/12/97    Ft. Worth / West Freeway              667,000      1,746,000      2,413,000       118,000
   4/12/97    Campbell / S. Curtner               2,550,000      6,539,000      9,089,000       426,000
   4/12/97    Aurora / S. Idalia                  1,002,000      2,588,000      3,590,000       172,000
   4/12/97    Santa Cruz / Capitola               1,037,000      2,674,000      3,711,000       176,000
   4/12/97    Indianapolis / Lafayette Road         682,000      1,785,000      2,467,000       122,000
   4/12/97    Indianapolis / Route 31               619,000      1,623,000      2,242,000       112,000
   4/12/97    Farmingdale / Broad Hollow Rd.      1,568,000      4,084,000      5,652,000       276,000
   4/12/97    Tyson's Corner / Springhill Rd.     3,861,000      9,905,000     13,766,000       648,000
   4/12/97    Fountain Valley / Newhope           1,137,000      2,924,000      4,061,000       190,000
   4/12/97    Dallas / Winsted                    1,375,000      3,564,000      4,939,000       238,000
   4/12/97    Columbia / Broad River Rd.-B          121,000        363,000        484,000        32,000
   4/12/97    Livermore / S. Front Road             876,000      2,176,000      3,052,000       144,000
   4/12/97    Garland / Plano                       889,000      2,232,000      3,121,000       150,000
   4/12/97    San Jose / Story Road               1,352,000      3,373,000      4,725,000       222,000
   4/12/97    Aurora / Abilene                    1,406,000      3,488,000      4,894,000       227,000
   4/12/97    Antioch / Sunset Drive              1,035,000      2,580,000      3,615,000       171,000
   4/12/97    Rancho Cordova / Sunrise            1,048,000      2,615,000      3,663,000       173,000
   4/12/97    Berlin / Wilbur Cross                 756,000      1,921,000      2,677,000       131,000
   4/12/97    Whittier / Whittier Blvd.             648,000      1,613,000      2,261,000       107,000
   4/12/97    Peabody / Newbury Street            1,159,000      2,893,000      4,052,000       191,000
   4/12/97    Denver / Blake                        602,000      1,522,000      2,124,000        98,000
   4/12/97    Evansville / Green River Road         470,000      1,188,000      1,658,000        83,000
   4/12/97    Burien / First Ave. So.               792,000      1,998,000      2,790,000       131,000
   4/12/97    Rancho Cordova / Mather Field         494,000      1,268,000      1,762,000        89,000
   4/12/97    Sugar Land / Eldridge                 705,000      1,783,000      2,488,000       123,000
   4/12/97    Columbus / Eastland Drive             602,000      1,531,000      2,133,000       106,000
   4/12/97    Slickerville / Black Horse Pike       539,000      1,351,000      1,890,000        90,000
   4/12/97    Seattle / Aurora                    1,145,000      2,857,000      4,002,000       187,000
   4/12/97    Gaithersburg / Christopher Ave.       972,000      2,430,000      3,402,000       160,000
   4/12/97    Manchester / Tolland Turnpike         807,000      2,030,000      2,837,000       136,000

                                                                                                               Adjustments
                                                                                                                Resulting
                                                                       Initial Cost                              from the
                                                                  --------------------------      Costs         Acquisition
    Date                                                                       Buildings &      Subsequent      of Minority
  Acquired               Description             Encumbrances       Land       Improvements   to Acquisition     interests
----------------------------------------------------------------------------------------------------------------------------
   5/12/97    New Orleans, St. Charles                             1,407,000      2,632,000        307,000
   6/25/97    Kirkland-Totem                                       2,131,000      4,972,000        (39,000)
   6/25/97    Idianapolis                                            471,000      1,098,000          7,000
   6/25/97    Dallas                                                 699,000      1,631,000         18,000
   6/25/97    Atlanta                                              1,183,000      2,761,000        (23,000)
   6/25/97    Bensalem                                             1,159,000      2,705,000        (29,000)
   6/25/97    Evansville                                             429,000      1,000,000         (3,000)
   6/25/97    Austin                                                 813,000      1,897,000         (6,000)
   6/25/97    Harbor City                                          1,244,000      2,904,000         52,000
   6/25/97    Birmingham                                             539,000      1,258,000         (3,000)
   6/25/97    Sacramento                                             489,000      1,396,000       (264,000)
   6/25/97    Carrollton                                             441,000      1,029,000         (7,000)
   6/25/97    La Habra                                               822,000      1,918,000         (7,000)
   6/25/97    Lombard                                              1,527,000      3,564,000      1,656,000
   6/25/97    Fairfield                                              740,000      1,727,000        (14,000)
   6/25/97    Seattle                                              1,498,000      3,494,000        155,000
   6/25/97    Bellevue                                             1,653,000      3,858,000          5,000
   6/25/97    Citrus Heights                                         642,000      1,244,000        269,000
   6/25/97    San Jose                                             1,273,000      2,971,000        (50,000)
   6/25/97    Stanton                                                948,000      2,212,000        (37,000)
   6/25/97    Garland                                                486,000      1,135,000          1,000
   6/25/97    Westford                                               857,000      1,999,000         (1,000)
   6/25/97    Dallas                                               1,627,000      3,797,000        439,000
   6/25/97    Wheat Ridge                                          1,054,000      2,459,000        273,000
   6/25/97    Berlin                                                 825,000      1,925,000        202,000
   6/25/97    Gretna                                               1,069,000      2,494,000        307,000
   6/25/97    Spring                                                 461,000      1,077,000        131,000
   6/25/97    Sacramento                                             592,000      1,380,000        782,000
   6/25/97    Houston/South Dairyashford                             856,000      1,997,000        240,000
   6/25/97    Naperville                                           1,108,000      2,585,000        282,000
   6/25/97    Carrollton                                           1,158,000      2,702,000        330,000
   6/25/97    Waipahu                                              1,620,000      3,780,000        430,000
   6/25/97    Davis                                                  628,000      1,465,000        173,000
   6/25/97    Decatur                                                951,000      2,220,000        245,000
   6/25/97    Jacksonville                                           653,000      1,525,000        203,000
   6/25/97    Chicoppe                                               663,000      1,546,000        221,000
   6/25/97    Alexandria                                           1,533,000      3,576,000        376,000
   6/25/97    Houston/Veterans Memorial Dr.                          458,000      1,070,000        120,000
   6/25/97    Los Angeles/Olympic                                  4,392,000     10,247,000      1,165,000
   6/25/97    Littleton                                            1,340,000      3,126,000        361,000
   6/25/97    Metairie                                             1,229,000      2,868,000        366,000
   6/25/97    Louisville                                             717,000      1,672,000        210,000


                                                            Gross Carrying Amount
                                                             At December 31, 1998
    Date                                          ---------------------------------------    Accumulated
  Acquired               Description                  Land       Buildings        Total      Depreciation
---------------------------------------------------------------------------------------------------------
   5/12/97    New Orleans, St. Charles            1,463,000      2,883,000      4,346,000       241,000
   6/25/97    Kirkland-Totem                      2,131,000      4,933,000      7,064,000       295,000
   6/25/97    Idianapolis                           471,000      1,105,000      1,576,000        68,000
   6/25/97    Dallas                                699,000      1,649,000      2,348,000        99,000
   6/25/97    Atlanta                             1,183,000      2,738,000      3,921,000       163,000
   6/25/97    Bensalem                            1,159,000      2,676,000      3,835,000       162,000
   6/25/97    Evansville                            429,000        997,000      1,426,000        60,000
   6/25/97    Austin                                813,000      1,891,000      2,704,000       112,000
   6/25/97    Harbor City                         1,244,000      2,956,000      4,200,000       181,000
   6/25/97    Birmingham                            539,000      1,255,000      1,794,000        77,000
   6/25/97    Sacramento                            489,000      1,132,000      1,621,000        68,000
   6/25/97    Carrollton                            441,000      1,022,000      1,463,000        62,000
   6/25/97    La Habra                              822,000      1,911,000      2,733,000       113,000
   6/25/97    Lombard                             2,047,000      4,700,000      6,747,000       232,000
   6/25/97    Fairfield                             740,000      1,713,000      2,453,000       104,000
   6/25/97    Seattle                             1,498,000      3,649,000      5,147,000       229,000
   6/25/97    Bellevue                            1,653,000      3,863,000      5,516,000       234,000
   6/25/97    Citrus Heights                        642,000      1,513,000      2,155,000        92,000
   6/25/97    San Jose                            1,273,000      2,921,000      4,194,000       175,000
   6/25/97    Stanton                               948,000      2,175,000      3,123,000       130,000
   6/25/97    Garland                               486,000      1,136,000      1,622,000        69,000
   6/25/97    Westford                              857,000      1,998,000      2,855,000       124,000
   6/25/97    Dallas                              1,627,000      4,236,000      5,863,000       263,000
   6/25/97    Wheat Ridge                         1,054,000      2,732,000      3,786,000       163,000
   6/25/97    Berlin                                825,000      2,127,000      2,952,000       127,000
   6/25/97    Gretna                              1,069,000      2,801,000      3,870,000       174,000
   6/25/97    Spring                                461,000      1,208,000      1,669,000        73,000
   6/25/97    Sacramento                            720,000      2,034,000      2,754,000        93,000
   6/25/97    Houston/South Dairyashford            856,000      2,237,000      3,093,000       137,000
   6/25/97    Naperville                          1,108,000      2,867,000      3,975,000       174,000
   6/25/97    Carrollton                          1,158,000      3,032,000      4,190,000       190,000
   6/25/97    Waipahu                             1,620,000      4,210,000      5,830,000       259,000
   6/25/97    Davis                                 628,000      1,638,000      2,266,000       100,000
   6/25/97    Decatur                               951,000      2,465,000      3,416,000       147,000
   6/25/97    Jacksonville                          653,000      1,728,000      2,381,000       109,000
   6/25/97    Chicoppe                              663,000      1,767,000      2,430,000       110,000
   6/25/97    Alexandria                          1,533,000      3,952,000      5,485,000       236,000
   6/25/97    Houston/Veterans Memorial Dr.         458,000      1,190,000      1,648,000        72,000
   6/25/97    Los Angeles/Olympic                 4,392,000     11,412,000     15,804,000       689,000
   6/25/97    Littleton                           1,340,000      3,487,000      4,827,000       212,000
   6/25/97    Metairie                            1,229,000      3,234,000      4,463,000       200,000
   6/25/97    Louisville                            717,000      1,882,000      2,599,000       114,000

                                                                                                               Adjustments
                                                                                                                Resulting
                                                                       Initial Cost                              from the
                                                                  --------------------------      Costs         Acquisition
    Date                                                                       Buildings &      Subsequent      of Minority
  Acquired               Description             Encumbrances       Land       Improvements   to Acquisition     interests
----------------------------------------------------------------------------------------------------------------------------
   6/25/97    East Hazel Crest                                       753,000      1,757,000        208,000
   6/25/97    Edmonds                                              1,187,000      2,770,000        318,000
   6/25/97    Foster City                                          1,064,000      2,483,000        274,000
   6/25/97    Chicago                                              1,160,000      2,708,000        319,000
   6/25/97    Philadelphia                                           924,000      2,155,000        246,000
   6/25/97    Dallas/Vilbig Rd.                                      508,000      1,184,000        163,000
   6/25/97    Staten Island                                        1,676,000      3,910,000        454,000
   6/25/97    Pelham Manor                                         1,209,000      2,820,000        328,000
   6/25/97    Irving                                                 469,000      1,093,000        151,000
   6/25/97    Elk Grove                                              642,000      1,497,000        181,000
   6/25/97    LAX                                                  1,312,000      3,062,000        394,000
   6/25/97    Denver                                               1,316,000      3,071,000        362,000
   6/25/97    Plano                                                1,369,000      3,193,000        358,000
   6/25/97    Lynnwood                                               839,000      1,959,000        238,000
   6/25/97    Lilburn                                                507,000      1,182,000        229,000
   6/25/97    Parma                                                  881,000      2,055,000        376,000
   6/25/97    Davie                                                1,086,000      2,533,000        502,000
   6/25/97    Allen Park                                             953,000      2,223,000        412,000
   6/25/97    Aurora                                                 808,000      1,886,000        336,000
   6/25/97    San Diego/16th Street                                  932,000      2,175,000        436,000
   6/25/97    Sterling Heights                                       766,000      1,787,000        330,000
   6/25/97    East L.A./Boyle Heights                                957,000      2,232,000        405,000
   6/25/97    Springfield/Alban Station                            1,317,000      3,074,000        551,000
  06/25/97    Littleton                                              868,000      2,026,000        362,000
  06/25/97    Sacramento/57th Street                                 869,000      2,029,000        372,000
  06/25/97    L.A./Venice Blvd.                                      523,000      1,221,000        226,000
  06/25/97    Miami                                                1,762,000      4,111,000        768,000
  08/13/97    Santa Monica / Wilshire Blvd.                        2,040,000      4,760,000        150,000
  11/02/97    Lansing, IL                                            758,000      1,768,000         81,000
  11/07/97    Phoenix, AZ                                          1,197,000      2,793,000         50,000
  11/13/97    Tinley Park, IL                                      1,422,000      3,319,000         19,000
  03/17/98    Houston/De Soto Dr.                                    659,000      1,537,000         20,000
  03/17/98    Houston / East Freew                                   593,000      1,384,000         45,000
  03/17/98    Austin/Ben White Bl                                    692,000      1,614,000         20,000
  03/17/98    Arlington/E.Pioneer                                    922,000      2,152,000         30,000
  03/17/98    Las Vegas/Tropicana                                  1,285,000      2,998,000         18,000
  03/17/98    Branford / Summit Place                                728,000      1,698,000         30,000
  03/17/98    Las Vegas / Charleston                                 791,000      1,845,000         23,000
  03/17/98    So. San Francisco                                    1,550,000      3,617,000         26,000
  03/17/98    Pasadena / Arroyo Prkwy                              3,005,000      7,012,000         11,000
  03/17/98    Tempe / E. Broadway                                    633,000      1,476,000          6,000
  03/17/98    Phoenix / N. 43rd Ave                                  443,000      1,033,000         21,000
  03/17/98    Phoenix/No. 43rd                                       380,000        886,000         16,000


                                                            Gross Carrying Amount
                                                             At December 31, 1998
    Date                                          ---------------------------------------    Accumulated
  Acquired               Description                  Land       Buildings        Total      Depreciation
---------------------------------------------------------------------------------------------------------
   6/25/97    East Hazel Crest                      753,000      1,965,000      2,718,000       118,000
   6/25/97    Edmonds                             1,187,000      3,088,000      4,275,000       185,000
   6/25/97    Foster City                         1,064,000      2,757,000      3,821,000       164,000
   6/25/97    Chicago                             1,160,000      3,027,000      4,187,000       183,000
   6/25/97    Philadelphia                          924,000      2,401,000      3,325,000       144,000
   6/25/97    Dallas/Vilbig Rd.                     508,000      1,347,000      1,855,000        80,000
   6/25/97    Staten Island                       1,676,000      4,364,000      6,040,000       260,000
   6/25/97    Pelham Manor                        1,209,000      3,148,000      4,357,000       187,000
   6/25/97    Irving                                469,000      1,244,000      1,713,000        77,000
   6/25/97    Elk Grove                             642,000      1,678,000      2,320,000       102,000
   6/25/97    LAX                                 1,312,000      3,456,000      4,768,000       210,000
   6/25/97    Denver                              1,316,000      3,433,000      4,749,000       206,000
   6/25/97    Plano                               1,369,000      3,551,000      4,920,000       212,000
   6/25/97    Lynnwood                              839,000      2,197,000      3,036,000       130,000
   6/25/97    Lilburn                               507,000      1,411,000      1,918,000        84,000
   6/25/97    Parma                                 881,000      2,431,000      3,312,000       144,000
   6/25/97    Davie                               1,086,000      3,035,000      4,121,000       190,000
   6/25/97    Allen Park                            953,000      2,635,000      3,588,000       158,000
   6/25/97    Aurora                                808,000      2,222,000      3,030,000       132,000
   6/25/97    San Diego/16th Street                 932,000      2,611,000      3,543,000       162,000
   6/25/97    Sterling Heights                      766,000      2,117,000      2,883,000       127,000
   6/25/97    East L.A./Boyle Heights               957,000      2,637,000      3,594,000       156,000
   6/25/97    Springfield/Alban Station           1,317,000      3,625,000      4,942,000       216,000
  06/25/97    Littleton                             868,000      2,388,000      3,256,000       142,000
  06/25/97    Sacramento/57th Street                869,000      2,401,000      3,270,000       143,000
  06/25/97    L.A./Venice Blvd.                     523,000      1,447,000      1,970,000        87,000
  06/25/97    Miami                               1,762,000      4,879,000      6,641,000       293,000
  08/13/97    Santa Monica / Wilshire Blvd.       2,040,000      4,910,000      6,950,000       273,000
  11/02/97    Lansing, IL                           758,000      1,849,000      2,607,000        93,000
  11/07/97    Phoenix, AZ                         1,197,000      2,843,000      4,040,000       144,000
  11/13/97    Tinley Park, IL                     1,422,000      3,338,000      4,760,000       146,000
  03/17/98    Houston/De Soto Dr.                   659,000      1,557,000      2,216,000        46,000
  03/17/98    Houston / East Freew                  593,000      1,429,000      2,022,000        43,000
  03/17/98    Austin/Ben White Bl                   692,000      1,634,000      2,326,000        47,000
  03/17/98    Arlington/E.Pioneer                   922,000      2,182,000      3,104,000        63,000
  03/17/98    Las Vegas/Tropicana                 1,285,000      3,016,000      4,301,000        85,000
  03/17/98    Branford / Summit Place               728,000      1,728,000      2,456,000        50,000
  03/17/98    Las Vegas / Charleston                791,000      1,868,000      2,659,000        55,000
  03/17/98    So. San Francisco                   1,550,000      3,643,000      5,193,000       104,000
  03/17/98    Pasadena / Arroyo Prkwy             3,005,000      7,023,000     10,028,000       201,000
  03/17/98    Tempe / E. Broadway                   633,000      1,482,000      2,115,000        43,000
  03/17/98    Phoenix / N. 43rd Ave                 443,000      1,054,000      1,497,000        33,000
  03/17/98    Phoenix/No. 43rd                      380,000        902,000      1,282,000        30,000

                                                                                                               Adjustments
                                                                                                                Resulting
                                                                       Initial Cost                              from the
                                                                  --------------------------      Costs         Acquisition
    Date                                                                       Buildings &      Subsequent      of Minority
  Acquired               Description             Encumbrances       Land       Improvements   to Acquisition     interests
----------------------------------------------------------------------------------------------------------------------------
  03/17/98    Phoenix / Black Canyon                                 380,000        886,000         18,000
  03/17/98    Phoenix/Black Canyon                                   136,000        317,000          5,000
  03/17/98    Nesconset / Southern                                 1,423,000      3,321,000         16,000
  05/01/98    Berkeley / 2nd St.                                   1,914,000      4,466,000         11,000
  05/20/98    Boynton Beach / S. C.                                1,299,000      3,034,000         56,000
  05/08/98    Cleveland / W. 117th                                   930,000      2,277,000         27,000
  05/08/98    La /Venice Blvd                                      1,470,000      3,599,000         12,000
  05/08/98    Aurora / Farnsworth                                    960,000      2,350,000          6,000
  05/08/98    Santa Rosa / Hopper                                  1,020,000      2,497,000         17,000
  05/08/98    Golden Valley / Winn                                   630,000      1,542,000         35,000
  05/08/98    St. Louis / Benham                                     810,000      1,983,000         37,000
  05/08/98    Chicago / S. Chicago                                   840,000      2,057,000          6,000
  04/01/98    Patchogue/W.Sunrise                                    936,000      2,184,000         16,000
  04/01/98    Havertown/West Chester                               1,254,000      2,926,000         18,000
  04/01/98    Schiller Park/River                                    568,000      1,390,000          6,000
  04/01/98    Chicago / Cuyler                                     1,400,000      2,695,000         22,000
  04/01/98    Chicago Heights/West                                   468,000      1,804,000          9,000
  04/01/98    Arlington Hts/University                               670,000      3,004,000          6,000
  04/01/98    Cicero / Ogden                                       1,678,000      2,266,000         19,000
  04/01/98    Chicago/W. Howard St.                                  974,000      2,875,000         25,000
  04/01/98    Chicago/N. Western Ave                               1,453,000      3,205,000         15,000
  04/01/98    Chicago/Northwest Hwy                                  925,000      2,412,000         17,000
  04/01/98    Chicago/N. Wells St.                                 1,446,000      2,828,000         34,000
  04/01/98    Chicago / Pulaski Rd.                                1,276,000      2,858,000          6,000
  04/01/98    Artesia / Artesia                                      625,000      1,419,000         35,000
  04/01/98    Arcadia / Lower Azusa                                  821,000      1,369,000         14,000
  04/01/98    Manassas / Centreville                                 405,000      2,137,000         60,000
  04/01/98    La Downtwn/10 Fwy                                    1,608,000      3,358,000         30,000
  04/01/98    Bellevue / Northup                                   1,232,000      3,306,000        125,000
  04/01/98    Hollywood/Cole & Wilshire                            1,590,000      1,785,000         27,000
  04/01/98    Atlanta/John Wesley                                  1,233,000      1,665,000         59,000
  04/01/98    Montebello/S. Maple                                  1,274,000      2,299,000         14,000
  04/01/98    Lake City/Forest Park                                  248,000      1,445,000         20,000
  04/01/98    Baltimore / W. Patap                                   403,000      2,650,000         22,000
  04/01/98    Fraser/Groesbeck Hwy                                   368,000      1,796,000         18,000
  04/01/98    Vallejo / Mini Drive                                   560,000      1,803,000         17,000
  04/01/98    San Diego/54th & Euclid                                952,000      2,550,000         19,000
  04/01/98    Miami / 5th Street                                   2,327,000      3,234,000         31,000
  04/01/98    Silver Spring/Hill                                     922,000      2,080,000         30,000
  04/01/98    Chicago/E. 95th St.                                    397,000      2,357,000          6,000
  04/01/98    Chicago / S. Harlem                                    791,000      1,424,000         15,000


                                                            Gross Carrying Amount
                                                             At December 31, 1998
    Date                                          ---------------------------------------    Accumulated
  Acquired               Description                  Land       Buildings        Total      Depreciation
---------------------------------------------------------------------------------------------------------
  03/17/98    Phoenix / Black Canyon                380,000        904,000      1,284,000        28,000
  03/17/98    Phoenix/Black Canyon                  136,000        322,000        458,000        12,000
  03/17/98    Nesconset / Southern                1,423,000      3,337,000      4,760,000        96,000
  05/01/98    Berkeley / 2nd St.                  1,914,000      4,477,000      6,391,000       104,000
  05/20/98    Boynton Beach / S. C.               1,299,000      3,090,000      4,389,000        62,000
  05/08/98    Cleveland / W. 117th                  930,000      2,304,000      3,234,000        48,000
  05/08/98    La /Venice Blvd                     1,470,000      3,611,000      5,081,000        73,000
  05/08/98    Aurora / Farnsworth                   960,000      2,356,000      3,316,000        48,000
  05/08/98    Santa Rosa / Hopper                 1,020,000      2,514,000      3,534,000        51,000
  05/08/98    Golden Valley / Winn                  630,000      1,577,000      2,207,000        33,000
  05/08/98    St. Louis / Benham                    810,000      2,020,000      2,830,000        41,000
  05/08/98    Chicago / S. Chicago                  840,000      2,063,000      2,903,000        42,000
  04/01/98    Patchogue/W.Sunrise                   936,000      2,200,000      3,136,000        80,000
  04/01/98    Havertown/West Chester              1,254,000      2,944,000      4,198,000       106,000
  04/01/98    Schiller Park/River                   568,000      1,396,000      1,964,000        60,000
  04/01/98    Chicago / Cuyler                    1,400,000      2,717,000      4,117,000       143,000
  04/01/98    Chicago Heights/West                  468,000      1,813,000      2,281,000        96,000
  04/01/98    Arlington Hts/University              670,000      3,010,000      3,680,000       146,000
  04/01/98    Cicero / Ogden                      1,678,000      2,285,000      3,963,000       118,000
  04/01/98    Chicago/W. Howard St.                 974,000      2,900,000      3,874,000       155,000
  04/01/98    Chicago/N. Western Ave              1,453,000      3,220,000      4,673,000       160,000
  04/01/98    Chicago/Northwest Hwy                 925,000      2,429,000      3,354,000       116,000
  04/01/98    Chicago/N. Wells St.                1,446,000      2,862,000      4,308,000       133,000
  04/01/98    Chicago / Pulaski Rd.               1,276,000      2,864,000      4,140,000       130,000
  04/01/98    Artesia / Artesia                     625,000      1,454,000      2,079,000       143,000
  04/01/98    Arcadia / Lower Azusa                 821,000      1,383,000      2,204,000       154,000
  04/01/98    Manassas / Centreville                405,000      2,197,000      2,602,000       215,000
  04/01/98    La Downtwn/10 Fwy                   1,608,000      3,388,000      4,996,000       344,000
  04/01/98    Bellevue / Northup                  1,232,000      3,431,000      4,663,000       318,000
  04/01/98    Hollywood/Cole & Wilshire           1,590,000      1,812,000      3,402,000       184,000
  04/01/98    Atlanta/John Wesley                 1,233,000      1,724,000      2,957,000       209,000
  04/01/98    Montebello/S. Maple                 1,274,000      2,313,000      3,587,000       244,000
  04/01/98    Lake City/Forest Park                 248,000      1,465,000      1,713,000       147,000
  04/01/98    Baltimore / W. Patap                  403,000      2,672,000      3,075,000       250,000
  04/01/98    Fraser/Groesbeck Hwy                  368,000      1,814,000      2,182,000       178,000
  04/01/98    Vallejo / Mini Drive                  560,000      1,820,000      2,380,000       189,000
  04/01/98    San Diego/54th & Euclid               952,000      2,569,000      3,521,000       381,000
  04/01/98    Miami / 5th Street                  2,327,000      3,265,000      5,592,000       430,000
  04/01/98    Silver Spring/Hill                    922,000      2,110,000      3,032,000       304,000
  04/01/98    Chicago/E. 95th St.                   397,000      2,363,000      2,760,000       359,000
  04/01/98    Chicago / S. Harlem                   791,000      1,439,000      2,230,000       213,000

                                                                                                               Adjustments
                                                                                                                Resulting
                                                                       Initial Cost                              from the
                                                                  --------------------------      Costs         Acquisition
    Date                                                                       Buildings &      Subsequent      of Minority
  Acquired               Description             Encumbrances       Land       Improvements   to Acquisition     interests
----------------------------------------------------------------------------------------------------------------------------
  04/01/98    St. Charles /Highway                                   623,000      1,501,000         47,000
  04/01/98    Chicago/Burr Ridge Rd.                                 421,000      2,165,000         10,000
  04/01/98    St. Louis / Hwy. 141                                   659,000      1,628,000         29,000
  04/01/98    Island Park / Austin                                 2,313,000      3,015,000          8,000
  04/01/98    Yonkers / Route 9a                                   1,722,000      3,823,000         25,000
  04/01/98    Silverlake/Glendale                                  2,314,000      5,481,000         53,000
  04/01/98    Akron / Brittain Rd.                                   275,000      2,248,000         53,000
  04/01/98    Chicago/Harlem Ave                                   1,430,000      3,038,000         29,000
  04/01/98    Bethesda / Butler Rd                                 1,146,000      2,509,000          9,000
  04/01/98    Dundalk / Wise Ave                                     447,000      2,005,000          9,000
  08/17/98    Honolulu(Kahala)/Waikiki                             3,019,000      8,175,000         10,000
  10/01/98    El Segundo / Sepulveda                               6,586,000      5,795,000          8,000
  10/01/98    Atlanta / Memorial Dr.                                 414,000      2,239,000         23,000
  10/01/98    Chicago / W. 79th St                                   861,000      2,789,000          8,000
  10/01/98    Chicago / N. Broadway                                1,918,000      3,824,000          5,000
  10/01/98    Tacoma / Orchard                                       358,000      1,987,000         30,000
  10/01/98    St. Louis / Gravois                                    312,000      2,327,000         25,000
  10/01/98    White Bear Lake                                        578,000      2,079,000         10,000
  10/01/98    Santa Cruz / Soquel                                    832,000      2,385,000         16,000
  10/01/98    Coon Rapids / Hwy 10                                   330,000      1,646,000         18,000
  10/01/98    Oxnard / Hueneme Rd                                    923,000      3,925,000          9,000
  10/01/98    Vancouver/ Millplain                                   343,000      2,000,000         35,000
  10/01/98    Tigard / Mc Ewan                                       597,000      1,652,000         27,000
  10/01/98    Griffith / Cline                                       299,000      2,118,000          8,000
  10/01/98    Miami / Sunset Drive                                 1,656,000      2,321,000         12,000
  10/01/98    Farmington / 9 Mile                                    580,000      2,526,000          4,000
  10/01/98    Los Gatos / University                               2,234,000      3,890,000         10,000
  10/01/98    N. Hollywood                                         1,484,000      3,143,000          4,000
  10/01/98    Petaluma / Transport                                   460,000      1,840,000         10,000
  10/01/98    Chicago / 111th                                        341,000      2,898,000          5,000
  10/01/98    Upper Darby / Market                                   808,000      5,011,000          8,000
  10/01/98    San Jose / Santa                                       966,000      3,870,000         18,000
  10/01/98    San Diego / Morena                                   3,173,000      5,469,000         14,000
  10/01/98    Brooklyn /Rockaway Ave                               6,272,000      9,691,000          5,000
  10/01/98    Revere / Charger St                                  1,997,000      3,727,000         24,000
  10/01/98    Las Vegas / E. Charles                                 602,000      2,545,000         14,000
  10/01/98    Laurel / Baltimore Ave                               1,899,000      4,498,000         13,000
  10/01/98    East La/Figueroa & 4th                               1,213,000      2,689,000          4,000
  10/01/98    Oldsmar / Tampa Road                                   760,000      2,154,000          5,000
  10/01/98    Ft. Lauderdale /S.W.                                 1,046,000      2,928,000          5,000
  10/01/98    Miami / Nw 73rd St                                   1,050,000      3,064,000          6,000
  12/28/98    Kent / S. 180th St                                     621,000      3,600,000          5,000


                                                            Gross Carrying Amount
                                                             At December 31, 1998
    Date                                          ---------------------------------------    Accumulated
  Acquired               Description                  Land       Buildings        Total      Depreciation
---------------------------------------------------------------------------------------------------------
  04/01/98    St. Charles /Highway                  623,000      1,548,000      2,171,000       228,000
  04/01/98    Chicago/Burr Ridge Rd.                421,000      2,175,000      2,596,000       333,000
  04/01/98    St. Louis / Hwy. 141                  659,000      1,657,000      2,316,000       233,000
  04/01/98    Island Park / Austin                2,313,000      3,023,000      5,336,000       440,000
  04/01/98    Yonkers / Route 9a                  1,722,000      3,848,000      5,570,000       531,000
  04/01/98    Silverlake/Glendale                 2,314,000      5,534,000      7,848,000       745,000
  04/01/98    Akron / Brittain Rd.                  275,000      2,301,000      2,576,000       302,000
  04/01/98    Chicago/Harlem Ave                  1,430,000      3,067,000      4,497,000       417,000
  04/01/98    Bethesda / Butler Rd                1,146,000      2,518,000      3,664,000       316,000
  04/01/98    Dundalk / Wise Ave                    447,000      2,014,000      2,461,000       238,000
  08/17/98    Honolulu(Kahala)/Waikiki            3,019,000      8,185,000     11,204,000        24,000
  10/01/98    El Segundo / Sepulveda              6,586,000      5,803,000     12,389,000       113,000
  10/01/98    Atlanta / Memorial Dr.                414,000      2,262,000      2,676,000        44,000
  10/01/98    Chicago / W. 79th St                  861,000      2,797,000      3,658,000        55,000
  10/01/98    Chicago / N. Broadway               1,918,000      3,829,000      5,747,000        76,000
  10/01/98    Tacoma / Orchard                      358,000      2,017,000      2,375,000        40,000
  10/01/98    St. Louis / Gravois                   312,000      2,352,000      2,664,000        46,000
  10/01/98    White Bear Lake                       578,000      2,089,000      2,667,000        41,000
  10/01/98    Santa Cruz / Soquel                   832,000      2,401,000      3,233,000        47,000
  10/01/98    Coon Rapids / Hwy 10                  330,000      1,664,000      1,994,000        33,000
  10/01/98    Oxnard / Hueneme Rd                   923,000      3,934,000      4,857,000        76,000
  10/01/98    Vancouver/ Millplain                  343,000      2,035,000      2,378,000        39,000
  10/01/98    Tigard / Mc Ewan                      597,000      1,679,000      2,276,000        32,000
  10/01/98    Griffith / Cline                      299,000      2,126,000      2,425,000        41,000
  10/01/98    Miami / Sunset Drive                1,656,000      2,333,000      3,989,000        46,000
  10/01/98    Farmington / 9 Mile                   580,000      2,530,000      3,110,000        49,000
  10/01/98    Los Gatos / University              2,234,000      3,900,000      6,134,000        74,000
  10/01/98    N. Hollywood                        1,484,000      3,147,000      4,631,000        60,000
  10/01/98    Petaluma / Transport                  460,000      1,850,000      2,310,000        36,000
  10/01/98    Chicago / 111th                       341,000      2,903,000      3,244,000        56,000
  10/01/98    Upper Darby / Market                  808,000      5,019,000      5,827,000        94,000
  10/01/98    San Jose / Santa                      966,000      3,888,000      4,854,000        75,000
  10/01/98    San Diego / Morena                  3,173,000      5,483,000      8,656,000       105,000
  10/01/98    Brooklyn /Rockaway Ave              6,258,000      9,710,000     15,968,000       188,000
  10/01/98    Revere / Charger St                 1,997,000      3,751,000      5,748,000        72,000
  10/01/98    Las Vegas / E. Charles                602,000      2,559,000      3,161,000        51,000
  10/01/98    Laurel / Baltimore Ave              1,899,000      4,511,000      6,410,000        86,000
  10/01/98    East La/Figueroa & 4th              1,213,000      2,693,000      3,906,000        52,000
  10/01/98    Oldsmar / Tampa Road                  760,000      2,159,000      2,919,000        43,000
  10/01/98    Ft. Lauderdale /S.W.                1,046,000      2,933,000      3,979,000        58,000
  10/01/98    Miami / Nw 73rd St                  1,050,000      3,070,000      4,120,000        61,000
  12/28/98    Kent / S. 180th St                    621,000      3,605,000      4,226,000             0

                                                                                                               Adjustments
                                                                                                                Resulting
                                                                       Initial Cost                              from the
                                                                  --------------------------      Costs         Acquisition
    Date                                                                       Buildings &      Subsequent      of Minority
  Acquired               Description             Encumbrances       Land       Improvements   to Acquisition     interests
----------------------------------------------------------------------------------------------------------------------------
  04/01/98    Dallas / Kingsly                                     1,095,000      1,712,000         13,000
  10/01/98    Dallas / Greenville                                  1,933,000      2,892,000          4,000
   1/1/96     Bensenville/York R                                     667,000      1,602,000         51,000       527,000
   1/1/96     Louisville/Preston                                     211,000      1,060,000         36,000       349,000
   1/1/96     San Jose/Aborn Road                                    615,000      1,342,000         40,000       441,000
   1/1/96     Englewood/Federal                                      481,000      1,395,000         46,000       460,000
   1/1/96     W. Hollywood/Santa Monica                            3,415,000      4,577,000        144,000     1,506,000
   1/1/96     Orland Hills/W. 159th                                  917,000      2,392,000         62,000       782,000
   1/1/96     Merrionette Park/S                                     818,000      2,020,000         55,000       661,000
   1/1/96     Denver/S Quebec                                      1,849,000      1,941,000         56,000       637,000
   1/1/96     Tigard/S.W. Pacific                                    633,000      1,206,000         37,000       397,000
   1/1/96     Coram/Middle Count                                     507,000      1,421,000         33,000       463,000
   1/1/96     Houston/FM 1960                                        635,000      1,294,000        137,000       456,000
   1/1/96     Kent/Military Trail                                    409,000      1,670,000         70,000       555,000
   1/1/96     Turnersville/Black H                                   165,000      1,360,000         21,000       441,000
   1/1/96     Sewell/Rts. 553                                        323,000      1,138,000         42,000       376,000
   1/1/96     Maple Shade/Fellowship                                 331,000      1,421,000         33,000       464,000
   1/1/96     Hyattsville/Kenilworth                                 509,000      1,757,000         48,000       576,000
   1/1/96     Waterbury/Captain Ne                                   434,000      2,089,000         55,000       684,000
   1/1/96     Bedford Hts/Miles                                      835,000      1,577,000         58,000       521,000
   1/1/96     Livonia/Newburgh                                       635,000      1,407,000         43,000       462,000
   1/1/96     Sunland/Sunland Blvd.                                  631,000      1,965,000         43,000       640,000
   1/1/96     Des Moines                                             448,000      1,350,000         37,000       443,000
   1/1/96     Oxonhill/Indianhead                                    772,000      2,017,000         62,000       663,000
   1/1/96     Sacramento/N. 16th                                     582,000      2,610,000         55,000       850,000
   1/1/96     Houston/Westheimer                                   1,508,000      2,274,000        133,000       768,000
   1/1/96     San Pablo/San Pablo                                    565,000      1,232,000         64,000       414,000
   1/1/96     Bowie/Woodcliff                                        718,000      2,336,000         43,000       758,000
   1/1/96     Milwaukee/S. 84th                                      444,000      1,868,000         51,000       612,000
   1/1/96     Clinton/Malcolm Road                                   593,000      2,123,000         55,000       695,000
   10/1/97    Marietta /Austell Rd                                   398,000      1,326,000        182,000       384,000
   10/1/97    Denver / Leetsdale                                   1,407,000      1,682,000        111,000       490,000
   10/1/97    Baltimore / York Road                                1,538,000      1,952,000        140,000       561,000
   10/1/97    Bolingbrook                                            737,000      1,776,000        128,000       509,000
   10/1/97    Kent / Central                                         483,000      1,321,000        109,000       379,000
   10/1/97    Geneva / Roosevelt                                     355,000      1,302,000         99,000       376,000
   10/1/97    Denver / Sheridan                                      429,000      1,105,000         73,000       323,000
   10/1/97    Mountlake Terrace                                    1,017,000      1,783,000        152,000       508,000
   10/1/97    Carol Stream/ St.Charles                               185,000      1,187,000         91,000       342,000
   10/1/97    Marietta / Cobb Park                                   420,000      1,131,000        132,000       326,000
   10/1/97    Venice / Rose                                        5,468,000      5,478,000        535,000     1,567,000
   10/1/97    Ventura / Ventura Blvd                                 911,000      2,227,000        159,000       646,000


                                                            Gross Carrying Amount
                                                             At December 31, 1998
    Date                                          ---------------------------------------    Accumulated
  Acquired               Description                  Land       Buildings        Total      Depreciation
---------------------------------------------------------------------------------------------------------
  04/01/98    Dallas / Kingsly                    1,095,000      1,725,000      2,820,000       181,000
  10/01/98    Dallas / Greenville                 1,933,000      2,896,000      4,829,000        53,000
   1/1/96     Bensenville/York R                    667,000      2,180,000      2,847,000       260,000
   1/1/96     Louisville/Preston                    211,000      1,445,000      1,656,000       167,000
   1/1/96     San Jose/Aborn Road                   615,000      1,823,000      2,438,000       216,000
   1/1/96     Englewood/Federal                     481,000      1,901,000      2,382,000       234,000
   1/1/96     W. Hollywood/Santa Monica           3,415,000      6,227,000      9,642,000       693,000
   1/1/96     Orland Hills/W. 159th                 917,000      3,236,000      4,153,000       393,000
   1/1/96     Merrionette Park/S                    818,000      2,736,000      3,554,000       314,000
   1/1/96     Denver/S Quebec                     1,849,000      2,634,000      4,483,000       302,000
   1/1/96     Tigard/S.W. Pacific                   633,000      1,640,000      2,273,000       187,000
   1/1/96     Coram/Middle Count                    507,000      1,917,000      2,424,000       211,000
   1/1/96     Houston/FM 1960                       635,000      1,887,000      2,522,000       214,000
   1/1/96     Kent/Military Trail                   409,000      2,295,000      2,704,000       246,000
   1/1/96     Turnersville/Black H                  165,000      1,822,000      1,987,000       209,000
   1/1/96     Sewell/Rts. 553                       323,000      1,556,000      1,879,000       178,000
   1/1/96     Maple Shade/Fellowship                331,000      1,918,000      2,249,000       206,000
   1/1/96     Hyattsville/Kenilworth                509,000      2,381,000      2,890,000       250,000
   1/1/96     Waterbury/Captain Ne                  434,000      2,828,000      3,262,000       263,000
   1/1/96     Bedford Hts/Miles                     835,000      2,156,000      2,991,000       236,000
   1/1/96     Livonia/Newburgh                      635,000      1,912,000      2,547,000       207,000
   1/1/96     Sunland/Sunland Blvd.                 631,000      2,648,000      3,279,000       263,000
   1/1/96     Des Moines                            448,000      1,830,000      2,278,000       205,000
   1/1/96     Oxonhill/Indianhead                   772,000      2,742,000      3,514,000       279,000
   1/1/96     Sacramento/N. 16th                    582,000      3,515,000      4,097,000       319,000
   1/1/96     Houston/Westheimer                  1,508,000      3,175,000      4,683,000       334,000
   1/1/96     San Pablo/San Pablo                   565,000      1,710,000      2,275,000       176,000
   1/1/96     Bowie/Woodcliff                       718,000      3,137,000      3,855,000       293,000
   1/1/96     Milwaukee/S. 84th                     444,000      2,531,000      2,975,000       249,000
   1/1/96     Clinton/Malcolm Road                  593,000      2,873,000      3,466,000       261,000
   10/1/97    Marietta /Austell Rd                  398,000      1,892,000      2,290,000       110,000
   10/1/97    Denver / Leetsdale                  1,407,000      2,283,000      3,690,000       139,000
   10/1/97    Baltimore / York Road               1,538,000      2,653,000      4,191,000       158,000
   10/1/97    Bolingbrook                           737,000      2,413,000      3,150,000       143,000
   10/1/97    Kent / Central                        483,000      1,809,000      2,292,000       108,000
   10/1/97    Geneva / Roosevelt                    355,000      1,777,000      2,132,000       107,000
   10/1/97    Denver / Sheridan                     429,000      1,501,000      1,930,000        92,000
   10/1/97    Mountlake Terrace                   1,017,000      2,443,000      3,460,000       140,000
   10/1/97    Carol Stream/ St.Charles              185,000      1,620,000      1,805,000        94,000
   10/1/97    Marietta / Cobb Park                  420,000      1,589,000      2,009,000        93,000
   10/1/97    Venice / Rose                       5,468,000      7,580,000     13,048,000       386,000
   10/1/97    Ventura / Ventura Blvd                911,000      3,032,000      3,943,000       170,000

                                                                                                               Adjustments
                                                                                                                Resulting
                                                                       Initial Cost                              from the
                                                                  --------------------------      Costs         Acquisition
    Date                                                                       Buildings &      Subsequent      of Minority
  Acquired               Description             Encumbrances       Land       Improvements   to Acquisition     interests
----------------------------------------------------------------------------------------------------------------------------
   10/1/97    Studio City/ Ventura                                 2,421,000      1,610,000        112,000       459,000
   10/1/97    Madison Heights                                        428,000      1,686,000      1,996,000       481,000
   10/1/97    Lax / Imperial                                       1,662,000      2,079,000        115,000       602,000
   10/1/97    Justice / Industrial                                   233,000      1,181,000         95,000       341,000
   10/1/97    Burbank / San Fernando                               1,825,000      2,210,000        127,000       632,000
   10/1/97    Pinole / Appian Way                                    728,000      1,827,000        117,000       523,000
   10/1/97    Denver / Tamarac Park                                2,545,000      1,692,000        111,000       497,000
   10/1/97    Gresham / Powell                                       322,000      1,298,000        154,000       372,000
   10/1/97    Warren / Mound Road                                    268,000      1,025,000        113,000       293,000
   10/1/97    Woodside/Brooklyn                                    5,016,000      3,950,000        118,000     1,134,000
   10/1/97    Enfield / Elm Street                                   399,000      1,900,000        208,000       547,000
   10/1/97    Roselle / Lake Street                                  312,000      1,411,000        116,000       406,000
   10/1/97    Milwaukee / Appleton                                   324,000      1,385,000        130,000       399,000
   10/1/97    Emeryville / Bay St                                  1,602,000      1,830,000         95,000       525,000
   10/1/97    Monterey / Del Rey                                     257,000      1,048,000        164,000       301,000
   10/1/97    San Leandro / Washington                               660,000      1,142,000         99,000       326,000
   10/1/97    Boca Raton / N.W. 20                                 1,140,000      2,256,000        299,000       654,000
   10/1/97    Washington Dc/So Capital                             1,437,000      4,489,000        272,000     1,280,000
   10/1/97    Lynn / Lynnway                                         463,000      3,059,000        206,000       888,000
   10/1/97    Pompano Beach                                        1,077,000      1,527,000        445,000       442,000
   10/1/97    Lake Oswego/ N.State                                   465,000      1,956,000        209,000       566,000
   10/1/97    Daly City / Mission                                    389,000      2,921,000        137,000       808,000
   10/1/97    Odenton / Route 175                                    456,000      2,104,000        146,000       606,000
   10/1/97    Novato / Landing                                     2,416,000      3,496,000        142,000        50,000
   10/1/97    St. Louis / Lindberg                                   584,000      1,508,000        135,000        23,000
   10/1/97    Oakland/International                                  358,000      1,568,000        125,000        23,000
   10/1/97    Stockton / March Lane                                  663,000      1,398,000         72,000        21,000
   10/1/97    Des Plaines / Golf Rd                                1,363,000      3,093,000        159,000        46,000
   10/1/97    Morton Grove / Wauke                                 2,658,000      3,232,000         87,000        48,000
   10/1/97    Los Angeles / Jefferson                              1,090,000      1,580,000        176,000        24,000
   10/1/97    Los Angeles / Martin                                   869,000      1,152,000         57,000        17,000
   10/1/97    San Leandro / E. 14t                                   627,000      1,289,000         59,000        19,000
   10/1/97    Tucson / Tanque Verde                                  345,000      1,709,000         83,000        25,000
   10/1/97    Randolph / Warren St                                 2,330,000      1,914,000        363,000        29,000
   10/1/97    Forrestville / Penn.                                 1,056,000      2,347,000        137,000        35,000
   10/1/97    Bridgeport / Wordin                                  4,877,000      2,739,000        420,000        42,000
   10/1/97    North Hollywood/Vine                                   906,000      2,379,000        114,000        35,000
   10/1/97    Santa Cruz / Portola                                   535,000      1,526,000         76,000        23,000
   10/1/97    Hyde Park / River St                                   626,000      1,748,000        152,000        26,000
   10/1/97    Dublin / San Ramon Rd                                  942,000      1,999,000         94,000        26,000
   10/1/97    Vallejo / Humboldt                                     473,000      1,651,000         92,000        25,000
   10/1/97    Fremont/Warm Springs                                   848,000      2,885,000        137,000        43,000


                                                            Gross Carrying Amount
                                                             At December 31, 1998
    Date                                          ---------------------------------------    Accumulated
  Acquired               Description                  Land       Buildings        Total      Depreciation
---------------------------------------------------------------------------------------------------------
   10/1/97    Studio City/ Ventura                2,421,000      2,181,000      4,602,000       129,000
   10/1/97    Madison Heights                       428,000      4,163,000      4,591,000       124,000
   10/1/97    Lax / Imperial                      1,662,000      2,796,000      4,458,000       161,000
   10/1/97    Justice / Industrial                  233,000      1,617,000      1,850,000        97,000
   10/1/97    Burbank / San Fernando              1,825,000      2,969,000      4,794,000       166,000
   10/1/97    Pinole / Appian Way                   728,000      2,467,000      3,195,000       140,000
   10/1/97    Denver / Tamarac Park               2,545,000      2,300,000      4,845,000       148,000
   10/1/97    Gresham / Powell                      322,000      1,824,000      2,146,000       101,000
   10/1/97    Warren / Mound Road                   268,000      1,431,000      1,699,000        78,000
   10/1/97    Woodside/Brooklyn                   5,016,000      5,202,000     10,218,000       253,000
   10/1/97    Enfield / Elm Street                  399,000      2,655,000      3,054,000       140,000
   10/1/97    Roselle / Lake Street                 312,000      1,933,000      2,245,000       108,000
   10/1/97    Milwaukee / Appleton                  324,000      1,914,000      2,238,000       102,000
   10/1/97    Emeryville / Bay St                 1,602,000      2,450,000      4,052,000       135,000
   10/1/97    Monterey / Del Rey                    257,000      1,513,000      1,770,000        80,000
   10/1/97    San Leandro / Washington              660,000      1,567,000      2,227,000        87,000
   10/1/97    Boca Raton / N.W. 20                1,140,000      3,209,000      4,349,000       165,000
   10/1/97    Washington Dc/So Capital            1,437,000      6,041,000      7,478,000       256,000
   10/1/97    Lynn / Lynnway                        463,000      4,153,000      4,616,000       203,000
   10/1/97    Pompano Beach                       1,077,000      2,414,000      3,491,000       112,000
   10/1/97    Lake Oswego/ N.State                  465,000      2,731,000      3,196,000       136,000
   10/1/97    Daly City / Mission                   389,000      3,866,000      4,255,000       195,000
   10/1/97    Odenton / Route 175                   456,000      2,856,000      3,312,000       120,000
   10/1/97    Novato / Landing                    2,416,000      3,688,000      6,104,000       279,000
   10/1/97    St. Louis / Lindberg                  584,000      1,666,000      2,250,000       114,000
   10/1/97    Oakland/International                 358,000      1,716,000      2,074,000       119,000
   10/1/97    Stockton / March Lane                 663,000      1,491,000      2,154,000       106,000
   10/1/97    Des Plaines / Golf Rd               1,363,000      3,298,000      4,661,000       233,000
   10/1/97    Morton Grove / Wauke                2,658,000      3,367,000      6,025,000       274,000
   10/1/97    Los Angeles / Jefferson             1,090,000      1,780,000      2,870,000       122,000
   10/1/97    Los Angeles / Martin                  869,000      1,226,000      2,095,000        88,000
   10/1/97    San Leandro / E. 14t                  627,000      1,367,000      1,994,000        92,000
   10/1/97    Tucson / Tanque Verde                 345,000      1,817,000      2,162,000       115,000
   10/1/97    Randolph / Warren St                2,330,000      2,306,000      4,636,000       133,000
   10/1/97    Forrestville / Penn.                1,056,000      2,519,000      3,575,000       176,000
   10/1/97    Bridgeport / Wordin                 4,877,000      3,201,000      8,078,000       198,000
   10/1/97    North Hollywood/Vine                  906,000      2,528,000      3,434,000       161,000
   10/1/97    Santa Cruz / Portola                  535,000      1,625,000      2,160,000       106,000
   10/1/97    Hyde Park / River St                  626,000      1,926,000      2,552,000       114,000
   10/1/97    Dublin / San Ramon Rd                 942,000      2,119,000      3,061,000       173,000
   10/1/97    Vallejo / Humboldt                    473,000      1,768,000      2,241,000       111,000
   10/1/97    Fremont/Warm Springs                  848,000      3,065,000      3,913,000       181,000

                                                                                                               Adjustments
                                                                                                                Resulting
                                                                       Initial Cost                              from the
                                                                  --------------------------      Costs         Acquisition
    Date                                                                       Buildings &      Subsequent      of Minority
  Acquired               Description             Encumbrances       Land       Improvements   to Acquisition     interests
----------------------------------------------------------------------------------------------------------------------------
   10/1/97    Seattle / Stone Way                                    829,000      2,180,000        192,000        32,000
   10/1/97    W. Olympia                                             149,000      1,096,000        187,000        16,000
   10/1/97    Mercer/Parkside Ave                                    359,000      1,763,000        132,000        26,000
   10/1/97    Bridge Water / Main                                    445,000      2,054,000        208,000        31,000
   10/1/97    Norwalk / Hoyt Street                                2,369,000      3,049,000        223,000        45,000
   9/30/95    Whittier                                               215,000        384,000         17,000       696,000
   9/30/95    Van Nuys                                               295,000        657,000         31,000     1,242,000
   9/30/95    Huntington Beach                                       176,000        321,000         62,000       751,000
   9/30/95    Monterey Park                            257,000       124,000        346,000         39,000       800,000
   9/30/95    Downey                                                 191,000        317,000         53,000       821,000
   9/30/95    Balboa                                                  85,000        346,000         19,000       830,000
   9/30/95    Stockton                                 312,000       151,000        402,000         79,000       673,000
   9/30/95    Del Amo                                                474,000        742,000         38,000     1,107,000
   9/30/95    Fresno                                    90,000        44,000        206,000         44,000       668,000
   9/30/95    Carson                                                 375,000        735,000         56,000       523,000
    1/83      Platte                                                 409,000        953,000        208,000       408,000
    5/83      Delta Drive                                             67,000        481,000        130,000       239,000
    12/82     Port/Halsey                                            357,000      1,150,000       (461,000)      279,000
    12/82     Sacto/Folsom                                           396,000        329,000        563,000       311,000
    1/83      Semoran                                                442,000      1,882,000        124,000       702,000
    3/83      Blackwood                                              213,000      1,559,000        136,000       567,000
    10/83     Orlando J. Y. Parkway                                  383,000      1,512,000        227,000       593,000
    9/83      Southington                                            124,000      1,233,000        234,000       519,000
    4/83      Vailsgate                                              103,000        990,000        321,000       452,000
    6/83      Ventura                                                658,000      1,734,000         54,000       581,000
    9/83      Southhampton                                           331,000      1,738,000        472,000       772,000
    9/83      Webster/Keystone                                       449,000      1,688,000        614,000       806,000
    9/83      Dover                                                  107,000      1,462,000        310,000       616,000
    9/83      Newcastle                                              227,000      2,163,000        279,000       808,000
    9/83      Newark                                                 208,000      2,031,000        150,000       716,000
    9/83      Langhorne                                              263,000      3,549,000        219,000     1,414,000
    8/83      Hobart                                                 215,000      1,491,000        412,000       672,000
    9/83      Ft. Wayne/W. Coliseum                                  160,000      1,395,000         53,000       495,000
    9/83      Ft. Wayne/Bluffton                                      88,000        675,000        116,000       262,000
    11/83     Aurora                                                 505,000        758,000        193,000       319,000
    11/83     Campbell                                             1,379,000      1,849,000       (664,000)      439,000
    11/83     Col Springs/Ed  (Coulter)                              471,000      1,640,000         19,000       552,000
    11/83     Col Springs/Mv  (Coulter)                              320,000      1,036,000        115,000       414,000
    11/83     Thorton (Coulter)                                      418,000      1,400,000         16,000       503,000
    11/83     Oklahoma City   (Coulter)                              454,000      1,030,000        605,000       596,000
    11/83     Tucson (Coulter)                                       343,000        778,000        454,000       419,000
    11/83     Webster/Nasa                                         1,570,000      2,457,000        972,000     1,296,000


                                                            Gross Carrying Amount
                                                             At December 31, 1998
    Date                                          ---------------------------------------    Accumulated
  Acquired               Description                  Land       Buildings        Total      Depreciation
---------------------------------------------------------------------------------------------------------
   10/1/97    Seattle / Stone Way                   829,000      2,404,000      3,233,000       134,000
   10/1/97    W. Olympia                            149,000      1,299,000      1,448,000        74,000
   10/1/97    Mercer/Parkside Ave                   359,000      1,921,000      2,280,000       117,000
   10/1/97    Bridge Water / Main                   445,000      2,293,000      2,738,000       137,000
   10/1/97    Norwalk / Hoyt Street               2,369,000      3,317,000      5,686,000       189,000
   9/30/95    Whittier                              215,000      1,097,000      1,312,000       382,000
   9/30/95    Van Nuys                              295,000      1,930,000      2,225,000       613,000
   9/30/95    Huntington Beach                      176,000      1,134,000      1,310,000       356,000
   9/30/95    Monterey Park                         124,000      1,185,000      1,309,000       386,000
   9/30/95    Downey                                191,000      1,191,000      1,382,000       358,000
   9/30/95    Balboa                                 85,000      1,195,000      1,280,000       326,000
   9/30/95    Stockton                              151,000      1,154,000      1,305,000       318,000
   9/30/95    Del Amo                               474,000      1,887,000      2,361,000       663,000
   9/30/95    Fresno                                 44,000        918,000        962,000       200,000
   9/30/95    Carson                                375,000      1,314,000      1,689,000       288,000
    1/83      Platte                                409,000      1,569,000      1,978,000       738,000
    5/83      Delta Drive                            68,000        849,000        917,000       390,000
    12/82     Port/Halsey                           357,000        968,000      1,325,000       442,000
    12/82     Sacto/Folsom                          396,000      1,203,000      1,599,000       557,000
    1/83      Semoran                               442,000      2,708,000      3,150,000     1,306,000
    3/83      Blackwood                             213,000      2,262,000      2,475,000     1,074,000
    10/83     Orlando J. Y. Parkway                 383,000      2,332,000      2,715,000     1,088,000
    9/83      Southington                           123,000      1,987,000      2,110,000       885,000
    4/83      Vailsgate                             103,000      1,763,000      1,866,000       796,000
    6/83      Ventura                               658,000      2,369,000      3,027,000     1,129,000
    9/83      Southhampton                          331,000      2,982,000      3,313,000     1,405,000
    9/83      Webster/Keystone                      449,000      3,108,000      3,557,000     1,426,000
    9/83      Dover                                 107,000      2,388,000      2,495,000     1,079,000
    9/83      Newcastle                             227,000      3,250,000      3,477,000     1,522,000
    9/83      Newark                                208,000      2,897,000      3,105,000     1,350,000
    9/83      Langhorne                             263,000      5,182,000      5,445,000     2,348,000
    8/83      Hobart                                215,000      2,575,000      2,790,000     1,116,000
    9/83      Ft. Wayne/W. Coliseum                 160,000      1,943,000      2,103,000       903,000
    9/83      Ft. Wayne/Bluffton                     88,000      1,053,000      1,141,000       481,000
    11/83     Aurora                                505,000      1,270,000      1,775,000       589,000
    11/83     Campbell                            1,379,000      1,624,000      3,003,000       711,000
    11/83     Col Springs/Ed  (Coulter)             471,000      2,211,000      2,682,000     1,066,000
    11/83     Col Springs/Mv  (Coulter)             320,000      1,565,000      1,885,000       742,000
    11/83     Thorton (Coulter)                     418,000      1,919,000      2,337,000       920,000
    11/83     Oklahoma City   (Coulter)             454,000      2,231,000      2,685,000     1,054,000
    11/83     Tucson (Coulter)                      343,000      1,651,000      1,994,000       745,000
    11/83     Webster/Nasa                        1,571,000      4,724,000      6,295,000     2,270,000

                                                                                                               Adjustments
                                                                                                                Resulting
                                                                       Initial Cost                              from the
                                                                  --------------------------      Costs         Acquisition
    Date                                                                       Buildings &      Subsequent      of Minority
  Acquired               Description             Encumbrances       Land       Improvements   to Acquisition     interests
----------------------------------------------------------------------------------------------------------------------------
    12/83     Charlotte                                              165,000      1,274,000        320,000        94,000
    12/83     Greensboro/Market                                      214,000      1,653,000        473,000       159,000
    12/83     Greensboro/Electra                                     112,000        869,000        248,000       114,000
    1/83      Raleigh/Yonkers                                        203,000        914,000        361,000        97,000
    12/83     Columbia                                               171,000      1,318,000        442,000        99,000
    12/83     Richmond                                               176,000      1,360,000        318,000        81,000
    12/83     Augusta                                                 97,000        747,000        240,000        81,000
    4/84      Providence                                              92,000      1,087,000        313,000        84,000
    1/85      Cranston                                               175,000        722,000        272,000        50,000
    3/84      Marrietta/Cobb                                          73,000        542,000        223,000        48,000
    1/84      Fremont/Albrae                                         636,000      1,659,000        417,000        97,000
    12/83     Tacoma                                                 553,000      1,173,000        341,000        86,000
    1/84      Belton                                                 175,000        858,000        458,000        83,000
    1/84      Gladstone                                              275,000      1,799,000        374,000       118,000
    1/84      Hickman/112                                            257,000      1,848,000        382,000       119,000
    1/84      Holmes                                                 289,000      1,333,000        240,000       106,000
    1/84      Independence                                           221,000      1,848,000        267,000       125,000
    1/84      Merriam                                                255,000      1,469,000        323,000        85,000
    1/84      Olathe                                                 107,000        992,000        270,000        68,000
    1/84      Shawnee                                                205,000      1,420,000        337,000       101,000
    1/84      Topeka                                                  75,000      1,049,000        195,000        64,000
    2/84      Unicorn/Nkoxville                                      662,000      1,887,000        421,000       136,000
    2/84      Central/Knoxville                                      449,000      1,281,000        242,000        99,000
    3/84      Manassas                                               320,000      1,556,000        325,000        94,000
    3/84      Pico Rivera                                            743,000        807,000        302,000        62,000
    5/84      Raleigh/Departure                                      302,000      2,484,000        412,000       153,000
    4/84      Milwaukie/Oregon                                       289,000        584,000        225,000       102,000
    7/84      Trevose/Old Lincoln                                    421,000      1,749,000        347,000       111,000
    5/84      Virginia Beach                                         509,000      2,121,000        598,000       153,000
    5/84      Philadelphia/Grant                                   1,041,000      3,262,000        400,000       180,000
    6/84      Lorton                                                 435,000      2,040,000        461,000       135,000
    6/84      Baltimore                                              382,000      1,793,000        531,000       128,000
    6/84      Laurel                                                 501,000      2,349,000        611,000       176,000
    6/84      Delran                                                 279,000      1,472,000        237,000       109,000
    5/84      Garland                                                356,000        844,000        185,000        70,000
    6/84      Orange Blossom                                         226,000        924,000        179,000        95,000
    6/84      Safe Place (Cincinnati)                                402,000      1,573,000        444,000       116,000
    6/84      Safe Place (Florence)                                  185,000        740,000        319,000        89,000
    8/84      Medley                                                 584,000      1,016,000        298,000        90,000
    8/84      Oklahoma City                                          340,000      1,310,000        357,000       190,000
    8/84      Newport News                                           356,000      2,395,000        528,000       216,000
    8/84      Kaplan (Irving)                                        677,000      1,592,000        320,000       152,000


                                                            Gross Carrying Amount
                                                             At December 31, 1998
    Date                                          ---------------------------------------    Accumulated
  Acquired               Description                  Land       Buildings        Total      Depreciation
---------------------------------------------------------------------------------------------------------
    12/83     Charlotte                             165,000      1,688,000      1,853,000       965,000
    12/83     Greensboro/Market                     214,000      2,285,000      2,499,000     1,315,000
    12/83     Greensboro/Electra                    112,000      1,231,000      1,343,000       679,000
    1/83      Raleigh/Yonkers                       203,000      1,372,000      1,575,000       784,000
    12/83     Columbia                              171,000      1,859,000      2,030,000     1,078,000
    12/83     Richmond                              176,000      1,759,000      1,935,000     1,005,000
    12/83     Augusta                                97,000      1,068,000      1,165,000       595,000
    4/84      Providence                             92,000      1,484,000      1,576,000       838,000
    1/85      Cranston                              175,000      1,044,000      1,219,000       579,000
    3/84      Marrietta/Cobb                         73,000        813,000        886,000       453,000
    1/84      Fremont/Albrae                        636,000      2,173,000      2,809,000     1,279,000
    12/83     Tacoma                                553,000      1,600,000      2,153,000       922,000
    1/84      Belton                                175,000      1,399,000      1,574,000       791,000
    1/84      Gladstone                             275,000      2,291,000      2,566,000     1,284,000
    1/84      Hickman/112                           257,000      2,349,000      2,606,000     1,332,000
    1/84      Holmes                                289,000      1,679,000      1,968,000       936,000
    1/84      Independence                          221,000      2,240,000      2,461,000     1,276,000
    1/84      Merriam                               255,000      1,877,000      2,132,000     1,047,000
    1/84      Olathe                                107,000      1,330,000      1,437,000       742,000
    1/84      Shawnee                               205,000      1,858,000      2,063,000     1,042,000
    1/84      Topeka                                 75,000      1,308,000      1,383,000       738,000
    2/84      Unicorn/Nkoxville                     662,000      2,444,000      3,106,000     1,381,000
    2/84      Central/Knoxville                     449,000      1,622,000      2,071,000       914,000
    3/84      Manassas                              320,000      1,975,000      2,295,000     1,130,000
    3/84      Pico Rivera                           743,000      1,171,000      1,914,000       700,000
    5/84      Raleigh/Departure                     302,000      3,049,000      3,351,000     1,713,000
    4/84      Milwaukie/Oregon                      289,000        911,000      1,200,000       486,000
    7/84      Trevose/Old Lincoln                   421,000      2,207,000      2,628,000     1,219,000
    5/84      Virginia Beach                        499,000      2,882,000      3,381,000     1,576,000
    5/84      Philadelphia/Grant                  1,040,000      3,843,000      4,883,000     2,214,000
    6/84      Lorton                                435,000      2,636,000      3,071,000     1,492,000
    6/84      Baltimore                             382,000      2,452,000      2,834,000     1,380,000
    6/84      Laurel                                501,000      3,136,000      3,637,000     1,748,000
    6/84      Delran                                279,000      1,818,000      2,097,000     1,004,000
    5/84      Garland                               356,000      1,099,000      1,455,000       591,000
    6/84      Orange Blossom                        226,000      1,198,000      1,424,000       652,000
    6/84      Safe Place (Cincinnati)               402,000      2,133,000      2,535,000     1,169,000
    6/84      Safe Place (Florence)                 185,000      1,148,000      1,333,000       623,000
    8/84      Medley                                584,000      1,404,000      1,988,000       778,000
    8/84      Oklahoma City                         340,000      1,857,000      2,197,000       988,000
    8/84      Newport News                          356,000      3,139,000      3,495,000     1,691,000
    8/84      Kaplan (Irving)                       677,000      2,064,000      2,741,000     1,117,000

                                                                                                               Adjustments
                                                                                                                Resulting
                                                                       Initial Cost                              from the
                                                                  --------------------------      Costs         Acquisition
    Date                                                                       Buildings &      Subsequent      of Minority
  Acquired               Description             Encumbrances       Land       Improvements   to Acquisition     interests
----------------------------------------------------------------------------------------------------------------------------
    8/84      Kaplan (Walnut Hill)                                   971,000      2,359,000        602,000       194,000
    9/84      Cockrell Hill                                          380,000        913,000        994,000       138,000
    11/84     Omaha                                                  109,000        806,000        402,000        91,000
    11/84     Manchester                                             164,000      1,643,000        211,000       114,000
    12/84     Austin (Ben White)                                     325,000        474,000        184,000        42,000
    12/84     Austin (Lamar)                                         643,000        947,000        334,000        96,000
    12/84     Pompano                                                399,000      1,386,000        454,000       164,000
    12/84     Fort Worth                                             122,000        928,000         (3,000)       57,000
    11/84     Hialeah                                                886,000      1,784,000        234,000       134,000
    12/84     Montgomeryville                                        215,000      2,085,000        252,000       163,000
    1/85      Bossier City                                           184,000      1,542,000        267,000       157,000
    2/85      Simi Valley                                            737,000      1,389,000        248,000        98,000
    3/85      Chattanooga                                            202,000      1,573,000        303,000       149,000
    2/85      Hurst                                                  231,000      1,220,000        183,000        98,000
    3/85      Portland                                               285,000        941,000        184,000        99,000
    5/85      Longwood                                               355,000      1,645,000        217,000       149,000
    3/85      Fern Park                                              144,000      1,107,000        179,000       101,000
    3/85      Fairfield                                              338,000      1,187,000        336,000       111,000
    4/85      Laguna Hills                                         1,224,000      3,303,000        345,000       250,000
    7/85      Columbus (Morse Rd.)                                   195,000      1,510,000        211,000       128,000
    7/85      Columbus (Kenney Rd.)                                  199,000      1,531,000        257,000       107,000
    5/85      Columbus (Busch Blvd.)                                 202,000      1,559,000        238,000       125,000
    5/85      Columbus (Kinnear Rd.)                                 241,000      1,865,000        220,000       155,000
    6/85      Grove City/ Marlane Drive                              150,000      1,157,000        231,000       110,000
    6/85      Reynoldsburg                                           204,000      1,568,000        222,000       131,000
    5/85      Worthington                                            221,000      1,824,000        217,000       136,000
    7/85      Westerville                                            199,000      1,517,000        281,000       116,000
    5/85      Arlington                                              201,000      1,497,000        262,000       142,000
    7/85      Springfield                                             90,000        699,000        169,000        88,000
    7/85      Dayton (Needmore Road)                                 144,000      1,108,000        275,000       101,000
    7/85      Dayton (Executive Blvd.)                               160,000      1,207,000        295,000       144,000
    7/85      Lilburn                                                331,000        969,000        150,000        92,000
    4/85      Austin/ S. First                                       778,000      1,282,000        221,000       161,000
    4/85      Cincinnati/ E. Kemper                                  232,000      1,573,000        232,000       162,000
    4/85      Cincinnati/ Colerain                                   253,000      1,717,000        260,000       196,000
    4/85      Florence/ Tanner Lane                                  218,000      1,477,000        281,000       162,000
    5/85      Tacoma/ Phillips Rd.                                   396,000      1,204,000        182,000       150,000
    5/85      Milwaukie/ Mcloughlin II                               458,000        742,000        275,000       139,000
    7/85      San Diego/ Kearny Mesa Rd                              783,000      1,750,000        308,000       192,000
    5/85      Manchester/ S. Willow II                               371,000      2,129,000       (229,000)      191,000
    6/85      N. Hollywood/ Raymer                                   967,000        848,000        243,000       119,000
    7/85      Scottsdale/ 70th St                                    632,000      1,368,000        194,000       157,000


                                                            Gross Carrying Amount
                                                             At December 31, 1998
    Date                                          ---------------------------------------    Accumulated
  Acquired               Description                  Land       Buildings        Total      Depreciation
---------------------------------------------------------------------------------------------------------
    8/84      Kaplan (Walnut Hill)                  971,000      3,155,000      4,126,000     1,699,000
    9/84      Cockrell Hill                         380,000      2,045,000      2,425,000     1,134,000
    11/84     Omaha                                 109,000      1,299,000      1,408,000       728,000
    11/84     Manchester                            164,000      1,968,000      2,132,000     1,057,000
    12/84     Austin (Ben White)                    325,000        700,000      1,025,000       383,000
    12/84     Austin (Lamar)                        643,000      1,377,000      2,020,000       725,000
    12/84     Pompano                               399,000      2,004,000      2,403,000     1,055,000
    12/84     Fort Worth                            122,000        982,000      1,104,000       533,000
    11/84     Hialeah                               886,000      2,152,000      3,038,000     1,172,000
    12/84     Montgomeryville                       215,000      2,500,000      2,715,000     1,329,000
    1/85      Bossier City                          184,000      1,966,000      2,150,000     1,039,000
    2/85      Simi Valley                           737,000      1,735,000      2,472,000       929,000
    3/85      Chattanooga                           202,000      2,025,000      2,227,000     1,048,000
    2/85      Hurst                                 231,000      1,501,000      1,732,000       788,000
    3/85      Portland                              285,000      1,224,000      1,509,000       650,000
    5/85      Longwood                              355,000      2,011,000      2,366,000     1,045,000
    3/85      Fern Park                             144,000      1,387,000      1,531,000       723,000
    3/85      Fairfield                             338,000      1,634,000      1,972,000       842,000
    4/85      Laguna Hills                        1,224,000      3,898,000      5,122,000     2,057,000
    7/85      Columbus (Morse Rd.)                  195,000      1,849,000      2,044,000       935,000
    7/85      Columbus (Kenney Rd.)                 199,000      1,895,000      2,094,000       961,000
    5/85      Columbus (Busch Blvd.)                202,000      1,922,000      2,124,000       980,000
    5/85      Columbus (Kinnear Rd.)                241,000      2,240,000      2,481,000     1,140,000
    6/85      Grove City/ Marlane Drive             150,000      1,498,000      1,648,000       751,000
    6/85      Reynoldsburg                          204,000      1,921,000      2,125,000       985,000
    5/85      Worthington                           221,000      2,177,000      2,398,000     1,117,000
    7/85      Westerville                           199,000      1,914,000      2,113,000       979,000
    5/85      Arlington                             201,000      1,901,000      2,102,000       955,000
    7/85      Springfield                            90,000        956,000      1,046,000       481,000
    7/85      Dayton (Needmore Road)                144,000      1,484,000      1,628,000       765,000
    7/85      Dayton (Executive Blvd.)              159,000      1,647,000      1,806,000       833,000
    7/85      Lilburn                               330,000      1,212,000      1,542,000       611,000
    4/85      Austin/ S. First                      778,000      1,664,000      2,442,000       833,000
    4/85      Cincinnati/ E. Kemper                 232,000      1,967,000      2,199,000       994,000
    4/85      Cincinnati/ Colerain                  253,000      2,173,000      2,426,000     1,095,000
    4/85      Florence/ Tanner Lane                 218,000      1,920,000      2,138,000       958,000
    5/85      Tacoma/ Phillips Rd.                  396,000      1,536,000      1,932,000       759,000
    5/85      Milwaukie/ Mcloughlin II              458,000      1,156,000      1,614,000       566,000
    7/85      San Diego/ Kearny Mesa Rd             783,000      2,250,000      3,033,000     1,163,000
    5/85      Manchester/ S. Willow II              371,000      2,091,000      2,462,000     1,056,000
    6/85      N. Hollywood/ Raymer                  967,000      1,210,000      2,177,000       618,000
    7/85      Scottsdale/ 70th St                   632,000      1,719,000      2,351,000       853,000

                                                                                                               Adjustments
                                                                                                                Resulting
                                                                       Initial Cost                              from the
                                                                  --------------------------      Costs         Acquisition
    Date                                                                       Buildings &      Subsequent      of Minority
  Acquired               Description             Encumbrances       Land       Improvements   to Acquisition     interests
----------------------------------------------------------------------------------------------------------------------------
    7/85      Concord/ Hwy 29                                        150,000        750,000        226,000       169,000
    10/85     N. Hollywood/ Whitsett                               1,524,000      2,576,000        275,000       307,000
    10/85     Portland/ SE 82nd St                                   354,000        496,000        244,000        90,000
    9/85      Madison/ Copps Ave.                                    450,000      1,150,000        331,000       130,000
    9/85      Columbus/ Sinclair                                     307,000        893,000        168,000       104,000
    9/85      Philadelphia/ Tacony St                                118,000      1,782,000        158,000       192,000
    10/85     Perrysburg/ Helen Dr.                                  110,000      1,590,000       (137,000)      138,000
    10/85     Columbus/ Ambleside                                    124,000      1,526,000       (179,000)      139,000
    10/85     Indianapolis/ Pike Place                               229,000      1,531,000        204,000       157,000
    10/85     Indianapolis/ Beach Grove                              198,000      1,342,000        191,000       144,000
    10/85     Hartford/ Roberts                                      219,000      1,481,000        356,000       213,000
    10/85     Wichita/ S. Rock Rd.                                   501,000      1,478,000        (19,000)      147,000
    10/85     Wichita/ E. Harry                                      313,000      1,050,000        (42,000)      102,000
    10/85     Wichita/ S. Woodlawn                                   263,000        905,000        (56,000)      106,000
    10/85     Wichita/ E. Kellogg                                    185,000        658,000        (98,000)       68,000
    10/85     Wichita/ S. Tyler                                      294,000      1,004,000         47,000       106,000
    10/85     Wichita/ W. Maple                                      234,000        805,000       (141,000)       70,000
    10/85     Wichita/ Carey Lane                                    192,000        674,000        (90,000)       69,000
    10/85     Wichita/ E. Macarthur                                  220,000        775,000       (155,000)       71,000
    10/85     Joplin/ S. Range Line                                  264,000        904,000        (66,000)      118,000
    12/85     Milpitas                                             1,623,000      1,577,000        287,000       183,000
    12/85     Pleasanton/ Santa Rita                               1,226,000      2,078,000        313,000       214,000
    7/88      Fort Wayne                                             101,000      1,524,000         (4,000)      141,000
    10/85     San Antonio/ Wetmore Rd.                               306,000      1,079,000        391,000        27,000
    10/85     San Antonio/ Callaghan                                 288,000      1,016,000        329,000        16,000
    10/85     San Antonio/ Zarzamora                                 364,000      1,281,000        404,000         7,000
    10/85     San Antonio/ Hackberry                                 388,000      1,367,000        358,000        23,000
    10/85     San Antonio/ Fredericksburg                            287,000      1,009,000        352,000        23,000
    10/85     Dallas/ S. Westmoreland                                474,000      1,670,000        154,000        39,000
    10/85     Dallas/ Alvin St.                                      359,000      1,266,000        152,000        15,000
    10/85     Fort Worth/ W. Beach St.                               356,000      1,252,000        151,000        21,000
    10/85     Fort Worth/ E. Seminary                                382,000      1,346,000        173,000         5,000
    10/85     Fort Worth/ Cockrell St.                               323,000      1,136,000        157,000        11,000
    11/85     Everett/ Evergreen                                     706,000      2,294,000        440,000        15,000
    11/85     Seattle/ Empire Way                                  1,652,000      5,348,000        572,000        49,000
    12/85     Amherst/ Niagra Falls                                  132,000        701,000        208,000        38,000
    12/85     West Sams Blvd.                                        164,000      1,159,000       (294,000)       30,000
    3/86      Jacksonville/ Wiley                                    140,000        510,000        225,000        15,000
    12/85     MacArthur Rd.                                          204,000      1,628,000        143,000        11,000
    2/86      Costa Mesa/ Pomona                                   1,405,000      1,520,000        327,000        15,000
    12/85     Brockton/ Main                                         153,000      2,020,000       (257,000)       21,000
    1/86      Mapleshade/ Rudderow                                   362,000      1,811,000        226,000        26,000


                                                             Gross Carrying Amount
                                                              At December 31, 1998
    Date                                           ---------------------------------------    Accumulated
  Acquired               Description                   Land       Buildings        Total      Depreciation
----------------------------------------------------------------------------------------------------------
    7/85      Concord/ Hwy 29                        150,000      1,145,000      1,295,000       547,000
    10/85     N. Hollywood/ Whitsett               1,524,000      3,158,000      4,682,000     1,530,000
    10/85     Portland/ SE 82nd St                   354,000        830,000      1,184,000       429,000
    9/85      Madison/ Copps Ave.                    450,000      1,611,000      2,061,000       802,000
    9/85      Columbus/ Sinclair                     307,000      1,165,000      1,472,000       564,000
    9/85      Philadelphia/ Tacony St                118,000      2,132,000      2,250,000     1,048,000
    10/85     Perrysburg/ Helen Dr.                  110,000      1,591,000      1,701,000       775,000
    10/85     Columbus/ Ambleside                    124,000      1,486,000      1,610,000       722,000
    10/85     Indianapolis/ Pike Place               229,000      1,892,000      2,121,000       924,000
    10/85     Indianapolis/ Beach Grove              198,000      1,677,000      1,875,000       803,000
    10/85     Hartford/ Roberts                      219,000      2,050,000      2,269,000       947,000
    10/85     Wichita/ S. Rock Rd.                   642,000      1,465,000      2,107,000       709,000
    10/85     Wichita/ E. Harry                      313,000      1,110,000      1,423,000       572,000
    10/85     Wichita/ S. Woodlawn                   263,000        955,000      1,218,000       463,000
    10/85     Wichita/ E. Kellogg                    185,000        628,000        813,000       302,000
    10/85     Wichita/ S. Tyler                      294,000      1,157,000      1,451,000       617,000
    10/85     Wichita/ W. Maple                      234,000        734,000        968,000       342,000
    10/85     Wichita/ Carey Lane                    192,000        653,000        845,000       309,000
    10/85     Wichita/ E. Macarthur                  220,000        691,000        911,000       332,000
    10/85     Joplin/ S. Range Line                  264,000        956,000      1,220,000       506,000
    12/85     Milpitas                             1,623,000      2,047,000      3,670,000       983,000
    12/85     Pleasanton/ Santa Rita               1,226,000      2,605,000      3,831,000     1,243,000
    7/88      Fort Wayne                             101,000      1,661,000      1,762,000       652,000
    10/85     San Antonio/ Wetmore Rd.               306,000      1,497,000      1,803,000       763,000
    10/85     San Antonio/ Callaghan                 288,000      1,361,000      1,649,000       708,000
    10/85     San Antonio/ Zarzamora                 364,000      1,692,000      2,056,000       863,000
    10/85     San Antonio/ Hackberry                 388,000      1,748,000      2,136,000       896,000
    10/85     San Antonio/ Fredericksburg            287,000      1,384,000      1,671,000       722,000
    10/85     Dallas/ S. Westmoreland                474,000      1,863,000      2,337,000       980,000
    10/85     Dallas/ Alvin St.                      359,000      1,433,000      1,792,000       755,000
    10/85     Fort Worth/ W. Beach St.               356,000      1,424,000      1,780,000       746,000
    10/85     Fort Worth/ E. Seminary                382,000      1,524,000      1,906,000       806,000
    10/85     Fort Worth/ Cockrell St.               323,000      1,304,000      1,627,000       692,000
    11/85     Everett/ Evergreen                     706,000      2,749,000      3,455,000     1,526,000
    11/85     Seattle/ Empire Way                  1,652,000      5,969,000      7,621,000     3,201,000
    12/85     Amherst/ Niagra Falls                  132,000        947,000      1,079,000       516,000
    12/85     West Sams Blvd.                        164,000        895,000      1,059,000       473,000
    3/86      Jacksonville/ Wiley                    140,000        750,000        890,000       386,000
    12/85     MacArthur Rd.                          204,000      1,782,000      1,986,000       944,000
    2/86      Costa Mesa/ Pomona                   1,405,000      1,862,000      3,267,000       980,000
    12/85     Brockton/ Main                         153,000      1,784,000      1,937,000       958,000
    1/86      Mapleshade/ Rudderow                   362,000      2,063,000      2,425,000     1,076,000

                                                                                                               Adjustments
                                                                                                                Resulting
                                                                       Initial Cost                              from the
                                                                  --------------------------      Costs         Acquisition
    Date                                                                       Buildings &      Subsequent      of Minority
  Acquired               Description             Encumbrances       Land       Improvements   to Acquisition     interests
----------------------------------------------------------------------------------------------------------------------------
    1/86      Bordentown/ Groveville                                 196,000        981,000        130,000        25,000
    12/85     Eatontown/ Hwy 35                                      308,000      4,067,000        413,000        49,000
    2/86      Brea/ Imperial Hwy                                   1,069,000      2,165,000        331,000        24,000
    12/85     Denver/ Leetsdale                                      603,000        847,000        187,000         9,000
    2/86      Skokie/ McCormick                                      638,000      1,912,000        224,000        15,000
    1/86      Sun Valley/ Sheldon                                    544,000      1,836,000        326,000        24,000
    3/86      St. Louis/ Forder                                      517,000      1,133,000        251,000         5,000
    1/86      Las Vegas/ Highland                                    432,000        848,000        217,000        24,000
    5/86      Westlake Village                                     1,205,000        995,000        210,000         5,000
    2/86      Colorado Springs/ Sinton                               535,000      1,115,000        175,000        33,000
    2/86      Oklahoma City/ Penn                                    146,000        829,000        140,000        22,000
    2/86      Oklahoma City/ 39th Expressway                         238,000        812,000        279,000        34,000
    4/86      Reno/ Telegraph                                        649,000      1,051,000        434,000        84,000
    7/86      Colorado Springs/ Hollow Tree                          574,000        726,000        230,000        17,000
    4/86      St. Louis/Kirkham                                      199,000      1,001,000        193,000       (22,000)
    4/86      St. Louis/Reavis                                       192,000        958,000        196,000       (28,000)
    4/86      Fort Worth/East Loop                                   196,000        804,000        212,000       (41,000)
    6/86      Richland Hills                                         543,000        857,000        420,000       (47,000)
    5/86      Sacramento/Franklin Blvd.                              872,000        978,000        461,000       (97,000)
    6/86      West Valley/So. 3600                                   208,000      1,552,000        365,000      (192,000)
    7/86      West LA/Purdue Ave.                                  2,415,000      3,585,000        241,000       (55,000)
    7/86      Capital Heights/Central Ave.                           649,000      3,851,000        280,000      (105,000)
    10/86     Peralta/Fremont                                        851,000      1,074,000        272,000       (19,000)
    7/86      Pontiac/Dixie Hwy.                                     259,000      2,091,000         39,000       (55,000)
    8/86      Laurel/Ft. Meade Rd.                                   475,000      1,475,000        204,000       (15,000)
    9/86      Kansas City/S. 44th.                                   509,000      1,906,000        456,000       (91,000)
    10/86     Birmingham/Highland                                     89,000        786,000        207,000        50,000
    10/86     Birmingham/Riverchase                                  262,000      1,338,000        357,000         1,000
    10/86     Birmingham/Eastwood                                    166,000      1,184,000        211,000        38,000
    10/86     Birmingham/Forestdale                                  152,000        948,000        152,000        41,000
    10/86     Birmingham/Centerpoint                                 265,000      1,305,000        234,000       (30,000)
    10/86     Birmingham/Roebuck Plaza                               101,000        399,000        243,000       204,000
    10/86     Birmingham/Greensprings                                347,000      1,173,000        289,000      (317,000)
    10/86     Birmingham/Hoover-Lorna                                372,000      1,128,000        324,000      (111,000)
    10/86     Midfield/Bessemer                                      170,000        355,000        272,000      (133,000)
    10/86     Huntsville/Leeman Ferry Rd.                            158,000        992,000        233,000        50,000
    10/86     Huntsville/Drake                                       253,000      1,172,000        224,000       (32,000)
    10/86     Anniston/Whiteside                                      59,000        566,000        171,000        31,000
    10/86     Houston/Glenvista                                      595,000      1,043,000        492,000      (123,000)
    10/86     Houston/I-45                                           704,000      1,146,000        729,000       (71,000)
    10/86     Houston/Rogerdale                                    1,631,000      2,792,000        454,000         7,000
    10/86     Houston/Gessner                                      1,032,000      1,693,000        836,000      (171,000)


                                                            Gross Carrying Amount
                                                             At December 31, 1998
    Date                                          ---------------------------------------    Accumulated
  Acquired               Description                  Land       Buildings        Total      Depreciation
---------------------------------------------------------------------------------------------------------
    1/86      Bordentown/ Groveville                196,000      1,136,000      1,332,000       582,000
    12/85     Eatontown/ Hwy 35                     308,000      4,529,000      4,837,000     2,376,000
    2/86      Brea/ Imperial Hwy                  1,069,000      2,520,000      3,589,000     1,345,000
    12/85     Denver/ Leetsdale                     603,000      1,043,000      1,646,000       559,000
    2/86      Skokie/ McCormick                     638,000      2,151,000      2,789,000     1,105,000
    1/86      Sun Valley/ Sheldon                   544,000      2,186,000      2,730,000     1,132,000
    3/86      St. Louis/ Forder                     517,000      1,389,000      1,906,000       713,000
    1/86      Las Vegas/ Highland                   432,000      1,089,000      1,521,000       563,000
    5/86      Westlake Village                    1,205,000      1,210,000      2,415,000       625,000
    2/86      Colorado Springs/ Sinton              535,000      1,323,000      1,858,000       670,000
    2/86      Oklahoma City/ Penn                   146,000        991,000      1,137,000       505,000
    2/86      Oklahoma City/ 39th Expressway        238,000      1,125,000      1,363,000       551,000
    4/86      Reno/ Telegraph                       649,000      1,569,000      2,218,000       792,000
    7/86      Colorado Springs/ Hollow Tree         574,000        973,000      1,547,000       485,000
    4/86      St. Louis/Kirkham                     199,000      1,172,000      1,371,000       610,000
    4/86      St. Louis/Reavis                      192,000      1,126,000      1,318,000       592,000
    4/86      Fort Worth/East Loop                  196,000        975,000      1,171,000       508,000
    6/86      Richland Hills                        543,000      1,230,000      1,773,000       694,000
    5/86      Sacramento/Franklin Blvd.             872,000      1,342,000      2,214,000       734,000
    6/86      West Valley/So. 3600                  208,000      1,725,000      1,933,000       981,000
    7/86      West LA/Purdue Ave.                 2,416,000      3,770,000      6,186,000     1,978,000
    7/86      Capital Heights/Central Ave.          649,000      4,026,000      4,675,000     2,076,000
    10/86     Peralta/Fremont                       851,000      1,327,000      2,178,000       703,000
    7/86      Pontiac/Dixie Hwy.                    259,000      2,075,000      2,334,000     1,072,000
    8/86      Laurel/Ft. Meade Rd.                  475,000      1,664,000      2,139,000       872,000
    9/86      Kansas City/S. 44th.                  509,000      2,271,000      2,780,000     1,216,000
    10/86     Birmingham/Highland                   150,000        982,000      1,132,000       496,000
    10/86     Birmingham/Riverchase                 278,000      1,680,000      1,958,000       907,000
    10/86     Birmingham/Eastwood                   232,000      1,367,000      1,599,000       704,000
    10/86     Birmingham/Forestdale                 190,000      1,103,000      1,293,000       579,000
    10/86     Birmingham/Centerpoint                273,000      1,501,000      1,774,000       746,000
    10/86     Birmingham/Roebuck Plaza              340,000        607,000        947,000       328,000
    10/86     Birmingham/Greensprings                16,000      1,476,000      1,492,000       753,000
    10/86     Birmingham/Hoover-Lorna               266,000      1,447,000      1,713,000       704,000
    10/86     Midfield/Bessemer                      95,000        569,000        664,000       306,000
    10/86     Huntsville/Leeman Ferry Rd.           198,000      1,235,000      1,433,000       664,000
    10/86     Huntsville/Drake                      248,000      1,369,000      1,617,000       686,000
    10/86     Anniston/Whiteside                    107,000        720,000        827,000       397,000
    10/86     Houston/Glenvista                     595,000      1,412,000      2,007,000       740,000
    10/86     Houston/I-45                          704,000      1,804,000      2,508,000     1,062,000
    10/86     Houston/Rogerdale                   1,631,000      3,253,000      4,884,000     1,604,000
    10/86     Houston/Gessner                     1,032,000      2,358,000      3,390,000     1,239,000

                                                                                                               Adjustments
                                                                                                                Resulting
                                                                       Initial Cost                              from the
                                                                  --------------------------      Costs         Acquisition
    Date                                                                       Buildings &      Subsequent      of Minority
  Acquired               Description             Encumbrances       Land       Improvements   to Acquisition     interests
----------------------------------------------------------------------------------------------------------------------------
    10/86     Houston/Richmond-Fairdale                            1,502,000      2,506,000        863,000       (57,000)
    10/86     Houston/Gulfton                                      1,732,000      3,036,000        858,000         1,000
    10/86     Houston/Westpark                                       503,000        854,000        145,000        28,000
    10/86     Jonesboro                                              157,000        718,000        188,000        16,000
    9/86      Lakewood/W. 6th Ave.                                 1,070,000      3,155,000        479,000         9,000
    10/86     Pilgrim/Houston/Loop 610                             1,299,000      3,491,000        927,000        85,000
    10/86     Pilgrim/Houston/S.W. Freeway                           904,000      2,319,000        539,000        32,000
    10/86     Pilgrim/Houston/FM 1960                                719,000      1,987,000          2,000        22,000
    10/86     Pilgrim/Houston/Old Katy Rd.                         1,365,000      3,431,000        918,000        26,000
    10/86     Pilgrim/Houston/Long Point                             451,000      1,187,000        469,000        59,000
    10/86     Austin/Red Rooster                                   1,390,000      1,710,000        393,000        42,000
    12/86     Lynnwood/196th SW                                    1,063,000      1,602,000        314,000        30,000
    12/86     Auburn/Auburn Way North                                606,000      1,144,000        325,000        62,000
    12/86     Gresham/Burnside                                       351,000      1,056,000        335,000        47,000
    12/86     Denver/Sheridan Rd.                                  1,033,000      2,792,000        589,000        30,000
    12/86     Marietta/Cobb Pkwy.                                    536,000      2,764,000        548,000        28,000
    12/86     Hillsboro/Tualatin Hwy.                                461,000        574,000        207,000        76,000
    11/86     Arleta/Osborne St.                                     987,000        663,000        230,000        14,000
    4/87      City of Industry/Amar Rd.                              748,000      2,052,000        363,000        25,000
    3/87      Annandale/Ravensworth                                  679,000      1,621,000        185,000        45,000
    5/87      OK City/Hefner                                         459,000        941,000        206,000        55,000
    12/86     San Antonio/Sunst Rd.                                1,206,000      1,594,000        474,000        17,000
    8/86      Hammond/Calumet                                         97,000        751,000        470,000        19,000
    7/86      Portland/Moody                                         663,000      1,637,000        (68,000)       66,000
    7/87      Oakbrook Terrace                                       912,000      2,688,000        628,000       384,000
    10/87     Plantation/S. State Rd.                                924,000      1,801,000        252,000       263,000
    2/88      Anaheim/Lakeview                                       995,000      1,505,000        467,000       236,000
    8/87      San Antonio/Austin Hwy.                                400,000        850,000        182,000       151,000
    10/87     Rockville/Fredrick Rd.                               1,695,000      3,305,000        643,000       475,000

PORTABLE SELF -STORAGE FACILITIES

    6/98      Renton / Sw 39th St.                                   795,000      2,196,000              0
    6/98      Pompano Bch/Center Port Circle                         726,000      2,312,000              0
    6/98      St Petersburg / 18th St North                          877,000      2,754,000              0
    12/98     Miami / Nw 115th Ave                                 1,095,000      2,349,000              0
    12/98     W. Palm Beach                                          880,000      2,402,000              0



                                                            Gross Carrying Amount
                                                             At December 31, 1998
    Date                                          ---------------------------------------    Accumulated
  Acquired               Description                  Land       Buildings        Total      Depreciation
---------------------------------------------------------------------------------------------------------
    10/86     Houston/Richmond-Fairdale           1,502,000      3,312,000      4,814,000     1,784,000
    10/86     Houston/Gulfton                     1,732,000      3,895,000      5,627,000     2,123,000
    10/86     Houston/Westpark                      503,000      1,027,000      1,530,000       500,000
    10/86     Jonesboro                             157,000        922,000      1,079,000       456,000
    9/86      Lakewood/W. 6th Ave.                1,070,000      3,643,000      4,713,000     1,893,000
    10/86     Pilgrim/Houston/Loop 610            1,299,000      4,503,000      5,802,000     2,261,000
    10/86     Pilgrim/Houston/S.W. Freeway          904,000      2,890,000      3,794,000     1,436,000
    10/86     Pilgrim/Houston/FM 1960               661,000      2,069,000      2,730,000     1,020,000
    10/86     Pilgrim/Houston/Old Katy Rd.        1,365,000      4,375,000      5,740,000     2,179,000
    10/86     Pilgrim/Houston/Long Point            451,000      1,715,000      2,166,000       901,000
    10/86     Austin/Red Rooster                  1,390,000      2,145,000      3,535,000     1,050,000
    12/86     Lynnwood/196th SW                   1,063,000      1,946,000      3,009,000       946,000
    12/86     Auburn/Auburn Way North               606,000      1,531,000      2,137,000       780,000
    12/86     Gresham/Burnside                      351,000      1,438,000      1,789,000       688,000
    12/86     Denver/Sheridan Rd.                 1,033,000      3,411,000      4,444,000     1,682,000
    12/86     Marietta/Cobb Pkwy.                   536,000      3,340,000      3,876,000     1,651,000
    12/86     Hillsboro/Tualatin Hwy.               461,000        857,000      1,318,000       442,000
    11/86     Arleta/Osborne St.                    987,000        907,000      1,894,000       447,000
    4/87      City of Industry/Amar Rd.             748,000      2,440,000      3,188,000       701,000
    3/87      Annandale/Ravensworth                 679,000      1,851,000      2,530,000       902,000
    5/87      OK City/Hefner                        459,000      1,202,000      1,661,000       559,000
    12/86     San Antonio/Sunst Rd.               1,207,000      2,084,000      3,291,000       991,000
    8/86      Hammond/Calumet                        97,000      1,240,000      1,337,000       569,000
    7/86      Portland/Moody                        663,000      1,635,000      2,298,000       745,000
    7/87      Oakbrook Terrace                      912,000      3,700,000      4,612,000     1,619,000
    10/87     Plantation/S. State Rd.               924,000      2,316,000      3,240,000       954,000
    2/88      Anaheim/Lakeview                      995,000      2,208,000      3,203,000       877,000
    8/87      San Antonio/Austin Hwy.               400,000      1,183,000      1,583,000       492,000
    10/87     Rockville/Fredrick Rd.              1,695,000      4,423,000      6,118,000     1,827,000

PORTABLE SELF -STORAGE FACILITIES

    6/98      Renton / Sw 39th St.                  795,000      2,196,000      2,991,000        50,000
    6/98      Pompano Bch/Center Port Circle        726,000      2,312,000      3,038,000        49,000
    6/98      St Petersburg / 18th St North         877,000      2,754,000      3,631,000        25,000
    12/98     Miami / Nw 115th Ave                1,095,000      2,349,000      3,444,000        13,000
    12/98     W. Palm Beach                         880,000      2,402,000      3,282,000         8,000

                                                                                                               Adjustments
                                                                                                                Resulting
                                                                       Initial Cost                              from the
                                                                  --------------------------      Costs         Acquisition
    Date                                                                       Buildings &      Subsequent      of Minority
  Acquired               Description             Encumbrances       Land       Improvements   to Acquisition     interests
---------------------------------------------------------------------------------------------------------------------------
OTHER PROPERTIES
    11/95     Camarillo/Ventura Blvd                                 180,000        420,000         22,000
              Glendale/Western Avenue                              1,622,000      3,771,000      7,453,000
              Construction in Progress                                     0              0     83,138,000
              Vacant Land                                            701,000              0              0

                                                 --------------------------------------------------------------------------

                                                   $35,426,000  $806,607,000 $1,901,619,000   $261,386,000   $75,817,000
                                                 ==========================================================================



                                                               Gross Carrying Amount
                                                                At December 31, 1998
    Date                                             ---------------------------------------    Accumulated
  Acquired               Description                     Land       Buildings        Total      Depreciation
-----------------------------------------------------------------------------------------------------------
OTHER PROPERTIES
    11/95     Camarillo/Ventura Blvd                   180,000        442,000        622,000        53,000
              Glendale/Western Avenue                1,617,000     11,229,000     12,846,000     2,772,000
              Construction in Progress                       0     83,138,000     83,138,000             0
              Vacant Land                              701,000              0        701,000             0

                                                  ---------------------------------------------------------

                                                  $803,226,000 $2,242,203,000 $3,045,429,000  $411,176,000
                                                  =========================================================

