Form 10-Q
period 1999-03-31
PUBLIC STORAGE INC /CA
filed 1999-05-17
CIK 318380

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1999
                               --------------

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to                  .
                              --------------------  ------------------

Commission File Number:     1-8389
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

                                [ X ] Yes [ ] No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of May 6, 1999:

Common Stock, $.10 par value, 128,537,968 shares outstanding
------------------------------------------------------------
Class B Common Stock, $.10 Par Value - 7,000,000 shares
-------------------------------------------------------
Equity Stock, Series A, $.01 Par Value - 225,000 shares
-------------------------------------------------------

                              PUBLIC STORAGE, INC.

                                      INDEX


                                                                         Pages
                                                                         -----
PART I. FINANCIAL INFORMATION
        ---------------------

Item 1.  Financial Statements

         Condensed Consolidated Balance Sheets at
              March 31, 1999 and December 31, 1998                           1

         Condensed Consolidated Statements of Income for the
              Three Months Ended March 31, 1999 and 1998                     2

         Condensed Consolidated Statements of Shareholders' Equity
              for the Three Months Ended March 31, 1999                      3

         Condensed Consolidated Statements of Cash Flows
              for the Three Months Ended March 31, 1999 and 1998         4 - 5

         Notes to Condensed Consolidated Financial Statements           6 - 17

Item 2.  Management's Discussion and Analysis of
              Financial Condition and Results of Operations            18 - 29

PART II. OTHER INFORMATION (Items 2, 3, 4 and 5 are not applicable)
         -----------------

Item 1.  Legal Proceedings                                                  30

Item 6.  Exhibits and Reports on Form 8-K                                   30

                              PUBLIC STORAGE, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    (AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)

                                                                              MARCH 31,          DECEMBER 31,
                                                                                1999                 1998
                                                                            --------------       --------------
                                                                             (Unaudited)
                                ASSETS
                                ------
Cash and cash equivalents..........................................         $     102,575        $      51,225
Real estate facilities, at cost:
     Land..........................................................               981,445              803,226
     Buildings.....................................................             2,578,315            2,159,065
                                                                            --------------       --------------
                                                                                3,559,760            2,962,291
     Accumulated depreciation......................................              (437,655)            (411,176)
                                                                            --------------       --------------
                                                                                3,122,105            2,551,115
     Construction in process.......................................               121,740               83,138
                                                                            --------------       --------------
                                                                                3,243,845            2,634,253

Investment in real estate entities.................................               451,846              450,513
Intangible assets, net.............................................               201,307              203,635
Notes receivable from affiliates...................................                39,490                5,415
Other assets.......................................................                71,428               58,863
                                                                            --------------       --------------
              Total assets.........................................         $   4,110,491        $   3,403,904
                                                                            ==============       ==============

                 LIABILITIES AND SHAREHOLDERS' EQUITY
                 ------------------------------------
Notes payable......................................................         $     180,845        $      81,426
Accrued and other liabilities......................................                88,872               63,813
                                                                            --------------       --------------
              Total liabilities....................................               269,717              145,239

Minority interest..................................................               156,941              139,325

Commitments and contingencies

Shareholders' equity:
     Preferred Stock, $0.01 par value, 50,000,000 shares authorized,
       11,138,850   shares  issued  and  outstanding   (11,129,650
       issued  and outstanding at December 31, 1998), at liquidation preference:
         Cumulative Preferred Stock, issued in series..............             1,098,900              868,900

     Common stock, $0.10 par value, 200,000,000 shares authorized,
       128,306,569 shares issued and outstanding (115,965,945 at
       December 31, 1998)..........................................                12,832               11,598
     Class B Common Stock, $0.10 par value, 7,000,000 shares
       authorized and issued.......................................                   700                  700
     Paid-in capital...............................................             2,499,744            2,178,465
     Cumulative net income.........................................               863,930              802,088
     Cumulative distributions paid.................................              (792,273)            (742,411)
                                                                            --------------       --------------
         Total shareholders' equity................................             3,683,833            3,119,340
                                                                            --------------       --------------
              Total liabilities and shareholders' equity...........         $   4,110,491        $   3,403,904
                                                                            ==============       ==============

                            See accompanying notes.
                                       1

                              PUBLIC STORAGE, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                  (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                   (UNAUDITED)

                                                                                 For the Three Months Ended
                                                                                         March 31,
                                                                            ------------------------------------
                                                                                 1999                 1998
                                                                            ---------------      ---------------
  REVENUES:
       Rental income:
           Self-storage facilities...................................       $      129,029       $      111,678
           Commercial properties.....................................                1,914               17,681
           Portable self-storage.....................................                5,428                5,171
       Equity earnings of real estate entities.......................                8,122                2,619
       Facility management fee.......................................                1,414                1,765
       Interest and other income.....................................                2,363                3,652
                                                                            ---------------      ---------------
                                                                                   148,270              142,566
  EXPENSES:
       Cost of operations:
           Self-storage facilities...................................               40,629               34,946
           Commercial properties.....................................                  638                5,848
           Portable self-storage.....................................                9,364               15,053
       Cost of facility management...................................                  255                  286
       Depreciation and amortization.................................               28,974               28,219
       General and administrative....................................                2,011                2,336
       Interest expense..............................................                1,204                1,162
                                                                            ---------------      ---------------
                                                                                    83,075               87,850
                                                                            ---------------      ---------------

       Income before minority interest...............................               65,195               54,716

       Minority interest in income...................................               (3,353)              (6,352)
                                                                            ---------------      ---------------
  NET INCOME.........................................................       $       61,842       $       48,364
                                                                            ===============      ===============

  NET INCOME ALLOCATION:
  ----------------------
       Allocable to preferred shareholders...........................       $       21,530       $       20,140
       Allocable to common shareholders..............................               40,312               28,224
                                                                            ---------------      ---------------
                                                                            $       61,842       $       48,364
                                                                            ===============      ===============
  PER COMMON SHARE:
  -----------------
       Net income per share - Basic..................................       $        0.34        $        0.26
                                                                            ===============      ===============
       Net income per share - Diluted................................       $        0.34        $        0.26
                                                                            ===============      ===============

       Weighted average common shares - Basic........................              118,624              109,466
                                                                            ===============      ===============
       Weighted average common shares - Diluted......................              119,014              110,036
                                                                            ===============      ===============

                            See accompanying notes.
                                       2

                              PUBLIC STORAGE, INC.
            CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                    FOR THE THREE MONTHS ENDED MARCH 31, 1999
                    (AMOUNTS IN THOUSANDS EXCEPT SHARE DATA)

                                   (UNAUDITED)

                                                              Cumulative
                                                                Senior                     Class B
                                                              Preferred       Common       Common        Paid-in
                                                                Stock          Stock        Stock        Capital
                                                              ----------      -------      --------   ------------
Balances at December 31, 1998..........................         $868,900      $11,598        $700      $2,178,465

Issuance of common stock:
   In connection with merger (13,009,485 shares).......                -        1,301           -         345,922
   Exercise of stock options (21,366 shares)...........                -            2           -             311

Repurchase of common stock (690,227 shares) ...........                -          (69)          -         (17,509)

Issuance of preferred stock:
   Public issuance (9,200 shares)......................          230,000            -           -          (7,445)

Net income.............................................                -            -           -               -

Cash distributions:
   Cumulative Senior Preferred Stock (including $553,000               -            -           -               -
     accrued at March 31, 1999)........................
   Common Stock........................................                -            -           -               -
                                                              ----------      -------      --------   ------------

Balances at March 31, 1999.............................       $1,098,900      $12,832        $700      $2,499,744
                                                              ==========      =======      ========   ============


                                                                                                      Total
                                                                 Cumulative       Cumulative      Shareholders'
                                                                 Net Income     Distributions        Equity
                                                                ------------    -------------     -------------
Balances at December 31, 1998..........................           $802,088       $(742,411)       $3,119,340

Issuance of common stock:
   In connection with merger (13,009,485 shares).......                  -               -           347,223
   Exercise of stock options (21,366 shares)...........                  -               -               313

Repurchase of common stock (690,227 shares) ...........                  -               -           (17,578)

Issuance of preferred stock:
   Public issuance (9,200 shares)......................                  -               -           222,555

Net income.............................................             61,842               -            61,842

Cash distributions:
   Cumulative Senior Preferred Stock (including $553,000                 -         (21,530)          (21,530)
     accrued at March 31, 1999)........................
   Common Stock........................................                  -         (28,332)          (28,332)
                                                                ------------    -------------     -------------

Balances at March 31, 1999.............................           $863,930       $(792,273)       $3,683,833
                                                                ============    =============     =============

                            See accompanying notes.
                                       3

                              PUBLIC STORAGE, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (AMOUNTS IN THOUSANDS)

                                   (UNAUDITED)

                                                                                For the Three Months Ended
                                                                                        March 31,
                                                                            -----------------------------------
                                                                                 1999                 1998
                                                                            --------------       --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income......................................................         $      61,842        $      48,364
   Adjustments  to  reconcile  net  income  to net cash  provided by  operating activities:
     Depreciation and amortization.................................                28,974               28,219
     Depreciation included in equity earnings of real estate
       entities....................................................                 4,129                1,865
     Minority interest in income...................................                 3,353                6,352
                                                                            --------------       --------------
         Total adjustments.........................................                36,456               36,436
                                                                            --------------       --------------
             Net cash provided by operating activities.............                98,298               84,800
                                                                            --------------       --------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Principal payments received on notes receivable from
       affiliates..................................................                13,864                3,982
     Notes receivable from affiliates..............................               (41,200)                   -
     Capital improvements to real estate facilities................                (2,935)              (4,091)
     Construction in process.......................................               (31,309)             (19,422)
     Acquisition of minority interests in consolidated real estate
       partnerships................................................                (3,069)                (736)
     Acquisition of investment in real estate entities.............               (22,802)              (8,361)
     Acquisition of real estate facilities.........................                (5,255)             (39,704)
     Acquisition cost of business combinations.....................              (103,646)              (5,206)
     Refunded deposits to acquire real estate......................                     -               12,500
                                                                            --------------       --------------
             Net cash used in investing activities.................              (196,352)             (61,038)
                                                                            --------------       --------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Repayment of borrowings on the line of credit.................                     -               (7,000)
     Principal payments on notes payable...........................                  (581)              (3,060)
     Net proceeds from the issuance of common stock................                   313              191,266
     Net proceeds from the issuance of preferred stock.............               222,555                    -
     Repurchase of common stock....................................               (17,578)                   -
     Distributions paid to shareholders............................               (49,309)             (44,720)
     Distributions from operations to minority interests in real
       estate entities.............................................                (5,664)             (10,557)
     Net reinvestment  (divestment) by minority interests in
       consolidated real estate entities...........................                (5,003)              51,003
     Other.........................................................                 4,671                1,043
                                                                            --------------       --------------
              Net cash provided by financing activities............               149,404              177,975
                                                                            --------------       --------------

Net increase in cash and cash equivalents..........................                51,350              201,737
Cash and cash equivalents at the beginning of the period...........                51,225               41,455
                                                                            --------------       --------------
Cash and cash equivalents at the end of the period.................         $     102,575        $     243,192
                                                                            ==============       ==============

                            See accompanying notes.
                                        4

                              PUBLIC STORAGE, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (AMOUNTS IN THOUSANDS)

                                   (UNAUDITED)

                                   (CONTINUED)

                                                                                For the Three Months Ended
                                                                                          March 31,
                                                                            ------------------------------------
                                                                                  1999                 1998
                                                                            ---------------      ---------------

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

 Business combinations:
     Real estate facilities......................................           $     (596,266)      $      (58,329)
     Construction in process.....................................                  (11,449)
     Investment in real estate entities..........................                     (356)                   -
     Mortgage notes receivable...................................                   (6,739)                   -
     Other assets................................................                   (1,933)                (140)
     Accrued and other liabilities...............................                   15,651                1,604
     Minority interest...........................................                   27,009                  504
     Notes payable...............................................                  100,000                    -

 Reduction to investment in real estate entities in connection
   with business combinations....................................                   23,214               16,325

 Acquisition of real estate facilities in exchange for the
   assumption of notes payable and increase in minority interest.                        -              (15,731)

 Acquisition of minority interest and real estate in exchange for common stock:
     Real estate facilities......................................                        -               (5,233)
     Minority interest...........................................                        -               (6,573)

 Issuance of common stock:
     In connection with a business combination...................                  347,223                    -
     In connection with the conversion of Convertible Preferred
       Stock.....................................................                        -                  623
     To acquire interests in real estate entities................                        -               17,133
     To acquire minority interest in consolidated real estate                            -
       entities..................................................                                        11,070

 Conversion of 8.25% convertible preferred stock.................                        -                 (623)
 Acquisition of investment in real estate entities...............                        -              (17,133)
 Assumption of note payable in connection with the acquisition
   of real estate facilities.....................................                        -               14,526
 Increase in minority interest in connection with the
   acquisition of real estate facilities.........................                        -                1,205

                            See accompanying notes.
                                       5

                              PUBLIC STORAGE, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1999
                                   (UNAUDITED)


1.   Description of the business
     ---------------------------

              Public Storage, Inc. (the "Company") is a California corporation, which was organized in 1980. The Company is a fully integrated, self-administered and self-managed real estate investment trust ("REIT") that acquires, develops, owns and operates self-storage facilities which offer self-storage spaces for lease, usually on a month-to-month basis, for personal and business use. The Company invests in real estate facilities primarily through the acquisition of wholly owned facilities combined with the acquisition of equity interests in real estate entities owning real estate facilities. At March 31, 1999, the Company had direct and indirect equity interests in 1,435 properties located in 38 states, including 1,313 self-storage facilities, 115 commercial properties, and seven industrial facilities for use in the operations of Public Storage Pickup and Delivery. All of the self-storage facilities are operated by the Company under the "Public Storage" name, while the commercial properties are operated by PS Business Parks, Inc., an affiliated public REIT, and its operating partnership (the REIT and partnership are collectively referred to as "PSBP").

              In 1996 and 1997, the Company organized Public Storage Pickup and Delivery, Inc. as a separate corporation and a related partnership (the corporation and partnership are collectively referred to as "PSPUD") to operate a portable self-storage business that rents storage containers to customers for storage generally in leased central warehouses. At March 31, 1999, PSPUD operated 42 facilities in 11 states.

2.   Summary of significant accounting policies
     ------------------------------------------

     Basis of presentation
     ---------------------

              The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The preparation of the consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from estimates. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation have been included. Operating results for the three months ended March 31, 1999 are not necessarily indicative of the results that may be expected for the year ended December 31, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1998.

              The consolidated financial statements include the accounts of the Company, PSPUD, and 22 controlled limited partnerships including an operating partnership owning 213 of the properties acquired from Storage Trust Realty, Inc. (collectively, the "Consolidated Entities"). Collectively, the Company and the Consolidated Entities own a total of 1,172 real estate facilities, consisting of 1,164 self-storage facilities, one commercial property, and seven industrial facilities for use by PSPUD.

              At March 31, 1999, the Company also has equity investments in 28 other affiliated limited partnerships whose principal business is the ownership of 149 self-storage facilities in aggregate, which are managed by the Company. In addition, the Company has an ownership interest in PSBP, which owns and operates 114 commercial properties. The Company does not control these entities; accordingly, the Company's investments in these entities are accounted for using the equity method.

              From the time of PSBP's formation through March 31, 1998, the Company consolidated the accounts of PSBP in its financial statements. During the second quarter of 1998, the Company's ownership interest in PSBP was reduced below 50% and, accordingly, the Company ceased to have a controlling interest in PSBP. As a result, the Company, effective April 1, 1998, no longer includes the accounts of PSBP in its consolidated financial statements and has accounted for its investment using the equity method. The consolidated statement of income for the three months ended March 31, 1998 includes the consolidated operating results of PSBP. Accordingly, commercial property operations for the periods after March 31, 1998 reflect only the commercial property operations of facilities owned by the Company which have both self-storage and commercial use combined at the same property location.

     Use of estimates
     ----------------

              The preparation of the consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

     Income taxes
     ------------

              For all taxable years subsequent to 1980, the Company qualified and intends to continue to qualify as a REIT, as defined in Section 856 of the Internal Revenue Code. As a REIT, the Company is not taxed on that portion of its taxable income which is distributed to its shareholders, provided that the Company meets certain tests. The Company believes it will meet these tests during 1999 and, accordingly, no provision for income taxes has been made in the accompanying financial statements.

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

     Allowance for possible losses
     -----------------------------

              The Company has no allowance for possible losses relating to any of its real estate investments, including notes receivable. The need for such an allowance is evaluated by management by means of periodic reviews of its investment portfolio.

     Intangible assets
     -----------------

              Intangible assets consist of property management contracts ($165,000,000) and the cost over the fair value of net tangible and identifiable intangible assets ($67,726,000) acquired. Intangible assets are amortized by the straight-line method over 25 years. At March 31, 1999, intangible assets are net of accumulated amortization of $31,419,000 ($29,091,000 at December 31, 1998). Included in depreciation and amortization expense for the three months ended March 31, 1999 and 1998 is $2,328,000 related to the amortization of intangible assets.

     Revenue and expense recognition
     -------------------------------

              Property rents are recognized as earned. Equity in earnings of real estate entities are recognized based on the Company's ownership interest in the earnings of each of the unconsolidated real estate entities. Advertising costs are expensed as incurred.

     Environmental costs
     -------------------

              The Company's policy is to accrue environmental assessments and/or remediation cost when it is probable that such efforts will be required and the related costs can be reasonably estimated. The Company's current practice is to conduct environmental investigations in connection with property acquisitions. As a result of environmental investigations of its properties, which commenced in 1995, the Company recorded an amount, which in management's best estimate will be sufficient to satisfy anticipated costs of known investigation and remediation requirements. Although there can be no assurance, the Company is not aware of any environmental contamination of any of its facilities which individually or in the aggregate would be material to the Company's overall business, financial condition, or results of operations.

     Net income per common share
     ---------------------------

              In 1997, the Financial Accounting Standards Board issued Statement No. 128, Earning per Share. Statement 128 replaced the calculation of primary and fully diluted net income per share with basic and diluted net income per share. Unlike primary net income per share, basic net income per share excludes any dilutive effects of options, warrants or convertible securities that are convertible into common shares of the Company.

              Diluted net income per common share is computed using the weighted average common shares outstanding, plus the impact of stock options. The Class B Common Stock is not included in the determination of net income per common share because all contingencies required for the conversion to common stock have not been satisfied as of March 31, 1999. In addition, the inclusion of the Company's convertible preferred stock in the determination of net income per common share has been determined to be anti-dilutive for the three months ended March 31, 1998.

              In computing earnings per common share, preferred stock dividends totaling $21,530,000 and $20,140,000 for the three months ended March 31, 1999 and 1998, respectively, reduced income available to common shareholders.

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

     Reclassifications
     -----------------

              Certain reclassifications have been made to the consolidated financial statements for 1998 in order to conform to the 1999 presentation.

3.   Merger with Storage Trust Realty, Inc.
     --------------------------------------

              On March 12, 1999, the Company completed a merger transaction with Storage Trust Realty, Inc. ("Storage Trust"). As a result of the merger, the Company acquired interests in 215 self-storage facilities located in 16 states totaling approximately 12 million net rentable square feet. In the merger, each share of beneficial interest of Storage Trust was exchanged for 0.86 shares of the Company's common stock (approximately 13,009,485 shares of the Company's common stock were issued and approximately an additional 1,011,963 shares were reserved for issuance upon conversion of limited partnership units in Storage Trust's operating partnership). The aggregate acquisition cost of the merger was approximately $574 million, consisting of the issuance of the Company's common stock of approximately $347 million, cash of approximately $104 million, the assumption of debt in the amount of $100 million, and the Company's pre-existing investment in Storage Trust of approximately $23 million.

              The merger was structured as a tax-free transaction and accounted for using the purchase method. Accordingly, allocations of the total acquisition cost to the net assets acquired were made based upon the fair value of such assets and liabilities assumed, as follows:

                                                            In thousands
                                                          ---------------
          Real estate facilities..................          $  596,266
          Construction in process.................              11,449
          Investment in real estate entities......                 356
          Mortgage note receivable................               6,739
          Other assets............................               1,933
          Accrued liabilities.....................             (15,651)
          Minority interest.......................             (27,009)
                                                          ---------------
                                                            $  574,083
                                                          ===============

              The historical operating results of the above merger prior to the date of the merger has not been included in the Company's historical operating results. Pro forma selected financial data for the three months ended March 31, 1999 and 1998 as though the above merger had been effective at January 1, 1998 are as follows:

                                        Three Months Ended    Three Months Ended
(In thousands, except per share data)     March 31, 1999        March 31, 1998
--------------------------------------- ------------------    ------------------

Revenues...............................      $165,414             $162,012
Net income.............................       $65,771              $52,878
Net income per common share (Basic)....        $0.34                $0.27
Net income per common share (Diluted)..        $0.34                $0.27

              The pro forma data does not purport to be indicative of operations that would have occurred had the merger occurred at the beginning of each period or future results of operations of the Company. Certain pro forma adjustments were made to the combined historical amounts to reflect (i) expected reductions in general and administrative expenses, (ii) certain significant acquisitions made by Storage Trust in 1998, (iii) estimated increased interest costs to finance the cash portion of the acquisition cost, and (iv) estimated increased depreciation expense.

4.   Real estate facilities
     ----------------------

              Activity in real estate facilities during 1999 is as follows:

                                                              In thousands
                                                            ---------------
Operating facilities, at cost
  Balance at December 31, 1998......................        $    2,962,291
  Property acquisitions - merger with Storage Trust.               596,266
  Facility contributed to joint venture.............               (11,194)
  Property acquisitions - third party purchases.....                 5,255
  Developed facility................................                 4,156
  Acquisition of minority interest..................                   989
  Partial condemnation of facility..................                  (938)
  Capital improvements..............................                 2,935
                                                            ---------------
  Balance at March 31, 1999.........................             3,559,760
                                                            ---------------

Accumulated depreciation:
  Balance at December 31, 1998......................              (411,176)
  Additions during the year.........................               (26,646)
  Partial condemnation of facility..................                   167
                                                            ---------------
  Balance at March 31, 1999.........................              (437,655)
                                                            ---------------

Construction in progress:
  Balance at December 31, 1998......................                83,138
  Current development...............................                31,309
  Property acquisitions - merger with Storage Trust.                11,449
  Developed facility................................                (4,156)
                                                            ---------------
  Balance at March 31, 1999.........................               121,740
                                                            ---------------

  Total real estate facilities......................        $    3,243,845
                                                            ===============

              Construction  in  progress  at  March  31,  1999  consists  of  32 self-storage facilities, 8 expansions of existing self-storage facilities, and 8 industrial facilities which could be utilized as portable self-storage facilities. The developed facility is an industrial facility. The Company's policy is to capitalize interest incurred on debt during the course of construction of its self-storage and industrial facilities. Interest capitalized during the three months ended March 31, 1999 was $958,000 compared to $1,257,000 for the same period in 1998.

5.   Investment in real estate entities:
     -----------------------------------

              At March 31, 1999, the Company's investment in real estate entities consists of (i) limited and general partnership interests in approximately 27 affiliated partnerships, which principally own self-storage facilities, (ii) the Company's ownership interest in a joint venture, established to develop and operate self-storage facilities and
     (iii) the Company's ownership interest in PSBP. Such interests are accounted for using the equity method of accounting.

              In April 1997, the Company formed a joint venture partnership with an institutional investor (the "Joint Venture") to participate in the development of approximately $220 million of self-storage facilities. The Joint Venture has opened a total of 28 facilities with a total cost of $142 million at March 31, 1999, and has 6 projects in process with an aggregate cost incurred to date of approximately $22.4 million ($6.7 million estimated to complete) at March 31, 1999.

              The Joint Venture is currently reviewing an additional 15 projects ($30.5 million incurred at March 31, 1999, with remaining costs to complete of $32.6 million). Upon approval of these additional 15 facilities, the Joint Venture will be fully committed. These 15 projects include one completed facility and two facilities for which construction has not yet begun. At March 31, 1999, approximately $25.8 million is included in construction in process and approximately $4.7 million is included in real estate facilities with respect to these 15 projects; upon approval by the joint venture, these construction costs will be transferred to the Joint Venture.

              During the three months ended March 31, 1999, the Company recognized earnings from its investments totaling $8,122,000. Included in equity in earnings of real estate entities for the three months ended March 31, 1999 is the Company's share of depreciation expense totaling $4,129,000. Summarized combined financial data (based on historical cost) with respect to those unconsolidated real estate entities in which the Company had an ownership interest at March 31, 1999 are as follows:

                                                         For the three months ended March 31, 1999
                                          ---------------------------------------------------------------------
                                                Other           Development
                                          Equity Investments   Joint Venture          PSBP             Total
                                          ------------------   --------------       ----------        ---------
                                                                   (Amounts in thousands)

Rental income.........................          $  16,679         $  2,742          $  29,117         $  48,538
Other income..........................                405              137                134               676
                                          ------------------   --------------       ----------        ---------
Total revenues........................             17,084            2,879             29,251            49,214
                                          ------------------   --------------       ----------        ---------

Cost of operations....................              5,646            1,469              8,399            15,514
Depreciation..........................              2,154              870              6,733             9,757
Other expenses........................              1,648               33              1,711             3,392
                                          ------------------   --------------       ----------        ---------
Total expenses........................              9,448            2,372             16,843            28,663
                                          ------------------   --------------       ----------        ---------

Net income before minority interest...              7,636              507             12,408            20,551
Minority interest ....................                  -                -             (2,966)           (2,966)
                                          ------------------   --------------       ----------        ---------
Net income............................          $   7,636        $     507          $   9,442         $  17,585
                                          ==================   ==============       ==========        =========

At March 31, 1999:
Real estate, net .....................          $ 167,940        $ 161,988          $ 722,349        $1,052,277
Total assets..........................            215,387          172,967            729,614         1,117,968
Total liabilities.....................             75,725           13,544             81,673           170,942
Minority interest.....................                  -                -            154,858           154,858
Total equity..........................            139,662          159,423            493,083           792,168

The Company's investment (book value)
  at March 31, 1999...................          $ 167,079        $  47,827          $ 236,940         $ 451,846

The Company's effective average
  ownership interest at March 31, 1999             37%                30%               41%                34%


6.   Revolving line of credit
     ------------------------

              As of March 31, 1999, the Company had no borrowings on its unsecured credit agreement with a group of commercial banks. The credit agreement (the "Credit Facility") has a borrowing limit of $150 million and an expiration date of July 31, 2001. The expiration date may be extended by one year on each anniversary of the credit agreement. Interest on outstanding borrowings is payable monthly. At the option of the Company, the rate of interest charged is equal to (i) the prime rate or (ii) a rate ranging from the London Interbank Offered Rate ("LIBOR") plus 0.40% to LIBOR plus 1.10% depending on the Company's credit ratings and coverage ratios, as defined. In addition, the Company is required to pay a quarterly commitment fee of 0.250% (per annum) of the unused portion of the Credit Facility. The Credit Facility allows the Company, at its option, to request the group of banks to propose the interest rate they would charge on specific borrowings not to exceed $50 million. However, in no case may the interest rate proposal be greater than the amount provided by the Credit Facility.

7.   Minority interest
     -----------------

              In consolidation, the Company classifies ownership interests in the net assets of each of the Consolidated Entities, other than its own, as minority interest on the consolidated financial statements. Minority interest in income consists of the minority interests' share of the operating results of the Company relating to the consolidated operations of the Consolidated Entities, except as described below with respect to minority interest acquired in the merger with Storage Trust.

              In connection with the merger with Storage Trust, minority interest increased by approximately $27 million, reflecting the fair value of 1,011,963 operating partnership units ("OP Units") in Storage Trust's operating partnership owned by minority interests. OP Units are convertible on a one-for-one basis (subject to certain limitations) into common shares of the Company at the option of the unitholder. Minority interest in income with respect to OP Units reflects the OP Units' share of the net income of the Company, with net income allocated to minority interests with respect to OP Units on a per unit basis equal to diluted earnings per common share.

              In addition, during the three months ended March 31, 1999, the Company reduced minority interest by approximately $2.1 million through the acquisition of such interests for cash.

8.   Shareholders' equity
     --------------------

     Preferred stock
     ---------------

              At March 31, 1999 and December 31, 1998, the Company had the following series of Preferred Stock outstanding:

                                                      At March 31, 1999            At December 31, 1998
                                                 ----------------------------    --------------------------
                                     Dividend      Shares         Carrying         Shares        Carrying
              Series                   Rate      Outstanding       Amount        Outstanding      Amount
----------------------------------  -----------  ------------ ---------------    -----------   ------------
Series A .......................       10.000%     1,825,000   $  45,625,000      1,825,000    $ 45,625,000
Series B .......................        9.200%     2,386,000      59,650,000      2,386,000      59,650,000
Series C........................     Adjustable    1,200,000      30,000,000      1,200,000      30,000,000
Series D........................        9.500%     1,200,000      30,000,000      1,200,000      30,000,000
Series E........................       10.000%     2,195,000      54,875,000      2,195,000      54,875,000
Series F........................        9.750%     2,300,000      57,500,000      2,300,000      57,500,000
Series G .......................        8.875%         6,900     172,500,000          6,900     172,500,000
Series H .......................        8.450%         6,750     168,750,000          6,750     168,750,000
Series I .......................        8.625%         4,000     100,000,000          4,000     100,000,000
Series J .......................        8.000%         6,000     150,000,000          6,000     150,000,000
Series K .......................        8.250%         4,600     115,000,000              -               -
Series L .......................        8.250%         4,600     115,000,000              -               -
                                                 ------------ ---------------    -----------   ------------
Total  Cumulative  Senior
Preferred Stock.................                  11,138,850  $1,098,900,000     11,129,650    $868,900,000
                                                 ============ ===============    ===========   ============

              On January 19, 1999, the Company issued 4.6 million depositary shares (each representing 1/1,000 of a share) of its Preferred Stock, Series K, raising net proceeds of approximately $111.3 million. On March 10, 1999, the Company issued 4.6 million depositary shares (each representing 1/1,000 of a share) of its Preferred Stock, Series L, raising net proceeds of approximately $111.3 million.

              Holders of the Company's preferred stock will not be entitled to vote on most matters, except under certain conditions and as noted above. In the event of a cumulative arrearage equal to six quarterly dividends or failure by the Company to maintain a Debt Ratio (as defined) of 50% or less, the holders of all outstanding series of preferred stock (voting as a single class without regard to series) will have the right to elect two additional members to serve on the Company's Board of Directors until all events of default have been cured. At March 31, 1999, there were no dividends in arrears and the Debt Ratio was 4.4%.

              Except under certain conditions relating to the Company's qualification as a REIT, the Senior Preferred Stock are not redeemable prior to the following dates: Series A - September 30, 2002, Series B - March 31, 2003, Series C - September 30, 1999, Series D - September 30, 2004, Series E - January 31, 2005, Series F - April 30, 2005, Series G - December 31, 2000, Series H - January 31, 2001, Series I - October 31, 2001, Series J - August 31, 2002, Series K - January 19, 2004 and Series L
     - March 10, 2004. On or after the respective dates, each of the series of Senior Preferred Stock will be redeemable, at the option of the Company, in whole or in part, at $25 per share (or depositary share in the case of the Series G, Series H, Series I, Series J, Series K and Series L), plus any accrued and unpaid dividends.

     Equity Stock
     ------------

              The Company is authorized to issue 200,000,000 shares of Equity Stock. The Articles of Incorporation provide that the Equity Stock may be issued from time to time in one or more series and give the Board of Directors broad authority to fix the dividend and distribution rights, conversion and voting rights, redemption provisions and liquidation rights of each series of Equity Stock.

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

     Common Stock
     ------------

              During the three months ended March 31, 1999, the Company issued 13,009,485 shares of common stock in connection with the merger with Storage Trust and 21,366 shares of common stock in connection with the exercise of stock options.

              In June 1998, the Company's Board of Directors authorized the repurchase from time to time of up to 10,000,000 shares of the Company's common stock on the open market or in privately negotiated transactions. During the quarter ended March 31, 1999, the Company repurchased a total of 690,227 shares, for a total aggregate cost of approximately $17.6 million. Through March 31, 1999, the Company has repurchased a total of 3,509,627 shares of common stock (of the 10,000,000 shares authorized) at an aggregate cost of approximately $89.9 million.

     Class B Common Stock
     --------------------

              The Class B Common Stock will (i) not participate in distributions until the later to occur of funds from operations ("FFO") per Common Share as defined below, aggregating $1.80 during any period of four consecutive calendar quarters, or January 1, 2000. Thereafter, the Class B Common Stock will participate in distributions, other than liquidating distributions, at the rate of 97% of the per share distributions on the Common Stock, provided that cumulative distributions of at least $0.22 per quarter per share have been paid on the Common Stock, (ii) not participate in liquidating distributions, (iii) not be entitled to vote (except as expressly required by California law) and (iv) automatically convert into Common Stock, on a share for share basis, upon the later to occur of FFO per Common Share aggregating $3.00 during any period of four consecutive calendar quarters or January 1, 2003.

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

              For these purposes, FFO per share of Common Stock (as defined) was $2.21 for the four consecutive calendar quarters ended March 31, 1999.

     Dividends
     ---------

              The following summarizes dividends paid during the first three months of 1999:

                                        Distributions Per
                                            Share or
                                        Depositary Share    Total Distributions
                                        ------------------  -------------------
Series A..........................            $0.625            $1,140,000
Series B..........................            $0.575             1,372,000
Series C..........................            $0.422               506,000
Series D..........................            $0.594               713,000
Series E..........................            $0.625             1,372,000
Series F..........................            $0.609             1,401,000
Series G..........................            $0.555             3,828,000
Series H..........................            $0.528             3,565,000
Series I..........................            $0.539             2,156,000
Series J..........................            $0.500             3,000,000
Series K .........................            $0.418             1,924,000
                                                            -------------------
                                                                20,977,000
Common............................            $0.220            28,332,000
                                                            -------------------
   Total dividends paid...........                             $49,309,000
                                                            ===================

              At March 31, 1999, the Company accrued distributions with respect to the Series L preferred stock for the period from the date of issuance through March 31, 1999 totaling $553,000 which will be paid on June 30, 1999.

              The dividend rate on the Series C Preferred Stock for the first quarter of 1999 was equal to 6.75% per annum. The dividend rate per annum will be adjusted quarterly and will be equal to the highest of one of three U.S. Treasury indices (Treasury Bill Rate, Ten Year Constant Maturity Rate, or Thirty Year Constant Maturity Rate) multiplied by 110%. However, the dividend rate for any dividend period will neither be less than 6.75% per annum nor greater than 10.75%. The dividend rate for the quarter ending June 30, 1999 will be equal to 6.75% per annum.

10.  Segment Information
     -------------------

              In July 1997, the FASB issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("FAS 131"), which establishes standards for the way that public business enterprises report information about operating segments. This statement is effective for financial statements for periods beginning after December 15, 1997. The Company has adopted this standard effective for the year ended December 31, 1998. For information regarding the description of each reportable segment, policies relating to the measurement of segment profit or loss, and segment assets, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1998.

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

                                                                    Three months ended
                                                                         March 31,
                                                                 -----------------------
                                                                    1999         1998       Change
                                                                 ----------- -----------   ----------
                                                                    (Dollar amounts in thousands)
RECONCILIATION OF REVENUES BY SEGMENT:
--------------------------------------

Self storage
------------
  Self-storage property rentals............................      $  129,029  $  111,678    $  17,351
  Facility management......................................           1,414       1,667         (253)
  Equity in earnings - self storage property operations....           4,233       4,672         (439)
                                                                 ----------- -----------   ----------
      Self storage segment revenues........................         134,676     118,017       16,659
                                                                 ----------- -----------   ----------
Portable self storage .....................................           5,428       5,171          257
---------------------                                            ----------- -----------   ----------

Commercial  properties
----------  ----------
  Commercial property rentals..............................           1,914      17,681      (15,767)
  Facility management......................................               -          98          (98)
  Equity in earnings - commercial property operations......           8,456         126        8,330
                                                                 ----------- -----------   ----------
      Commercial properties  segment revenues..............          10,370      17,905       (7,535)
                                                                 ----------- -----------   ----------

Other items not allocated to segments:
--------------------------------------
  Equity in earnings - Depreciation (self storage) ........          (1,458)     (1,723)         265
  Equity in earnings - Depreciation (commercial properties)          (2,670)        (40)      (2,630)
  Equity in earnings - general and administrative and other            (439)       (416)         (23)
  Interest and other income................................           2,363       3,652       (1,289)
                                                                 ----------- -----------   ----------
      Total other items not allocated to segments..........          (2,204)      1,473       (3,677)
                                                                 ----------- -----------   ----------

      Total revenues.......................................      $  148,270  $  142,566     $  5,704
                                                                 =========== ===========   ==========

                                       16

                                                                     Three months ended
                                                                          March 31,
                                                                  -----------------------
                                                                     1999        1998        Change
                                                                  ----------- -----------   ----------
                                                                     (Dollar amounts in thousands)
RECONCILIATION OF NET INCOME BY SEGMENT:
----------------------------------------

Self storage
------------
  Self-storage properties .................................        $  88,400   $  76,732    $ 11,668
  Facility management......................................            1,159       1,393        (234)
  Equity in earnings - self storage property operations....            4,233       4,672        (439)
                                                                  ----------- -----------   ----------
      Total self storage segment net income................           93,792      82,797      10,995
                                                                  ----------- -----------   ----------

Portable self storage                                                 (3,936)     (9,882)      5,946
---------------------                                             ----------- -----------   ----------

Commercial  properties
----------------------

  Commercial properties....................................            1,276      11,833     (10,557)
  Facility management......................................                -          86         (86)
  Equity in earnings - commercial property operations......            8,456         126       8,330
                                                                  ----------- -----------   ----------
      Total commercial property segment net income........             9,732      12,045      (2,313)
                                                                  ----------- -----------   ----------

Other items not allocated to segments:
--------------------------------------
  Equity in earnings - depreciation (self-storage) ........           (1,458)     (1,723)        265
  Equity in earnings - depreciation (commercial properties)           (2,670)        (40)     (2,630)
  Equity in earnings - general and administrative and other             (439)       (416)        (23)
  Depreciation - self storage..............................          (28,550)    (25,113)     (3,437)
  Depreciation - commercial properties.....................             (424)     (3,106)      2,682
  Interest and other income................................            2,363       3,652      (1,289)
  General and administrative...............................           (2,011)     (2,336)        325
  Interest expense.........................................           (1,204)     (1,162)        (42)
  Minority interest in income..............................           (3,353)     (6,352)      2,999
                                                                  ----------- -----------   ----------
      Total other items not allocated to segments..........          (37,746)    (36,596)     (1,150)
                                                                  ----------- -----------   ----------

      Total net income ....................................        $  61,842   $  48,364      13,478
                                                                  =========== ===========   ==========

11.      Subsequent Event
         ----------------

              Effective April 30, 1999, the Company disposed of six properties acquired in the merger with Storage Trust for an aggregate of approximately $10.5 million and granted the acquiror an option exercisable in December 1999 to acquire an additional eight properties for an aggregate of approximately $18.8 million. The Company is now leasing these eight properties to the acquiror.

ITEM 2. MANAGEMENT'S  DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
--------------------------------------------------------------------------------
OF OPERATIONS
-------------

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

RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

         Net income for the three months ended March 31, 1999 was $61,842,000 compared to $48,364,000 for the same period in 1998, representing an increase of $13,478,000 or 27.9%. The increase in net income was primarily the result of improved property operations, the acquisition of additional real estate investments during 1998 and 1999, and reduced operating losses from the Pickup and Delivery portable self-storage business.

         Net income allocable to the common shareholders was $40,312,000 or $0.34 per common share on a diluted basis (based on 119,014,000 weighted average diluted shares) for the three months ended March 31, 1999 compared to $28,224,000 or $0.26 per common share on a diluted basis (based on 110,036,000 weighted average diluted shares) for the same period in 1998. In computing net income per common share, dividends to the Company's preferred shareholders ($21,530,000 and $20,140,000 for the three months ended March 31, 1999 and 1998, respectively) have been deducted from net income in determining net income allocable to the Company's common shareholders. Net income allocable to the common shareholders has been negatively impacted by operating losses generated from the Company's portable self-storage business, which were $3,936,000 or approximately $0.03 per common share on a diluted basis, for the three months ended March 31, 1999 and $9,882,000, or approximately $0.09 per common share on a diluted basis, for the three months ended March 31, 1998.

REAL ESTATE OPERATIONS
--------------------------------------------------------------------------------

         Rental income and cost of operations have increased for the three months ended March 31, 1999 compared to the same period in 1998 due to the Company's merger and acquisition activities throughout 1998 and 1999. This was offset partially by the deconsolidation of PSBP whereby the accounts of PSBP, effective April 1, 1998, were no longer consolidated with the Company's and the Company began to account for its investment in PSBP using the equity method. As a result of these items, the number of facilities included in the Company's consolidated financial statements has increased from 975 at March 31, 1998 to 1,165 at March 31, 1999.

         SELF-STORAGE OPERATIONS: The following table summarizes the operating results (before depreciation) of (i) the 890 self-storage facilities that the Company owned as of December 31, 1997 (the "Consistent Group") and (ii) all other facilities for which operations were not reflected in the Company's financial statements for the three months ended March 31, 1999 and the same period in 1998 (the "Other Facilities"):

SELF-STORAGE OPERATIONS:                       Three months ended
------------------------                            March   31,
                                               ---------------------  Percentage
                                                 1999        1998       Change
                                               --------   ----------   ---------
                                                (Dollar amounts in thousands)
Rental income:
--------------
  Consistent Group.........................    $117,446    $ 110,914        5.9%
  Other Facilities.........................      11,583          764    1,416.1%
                                               --------   ----------   ---------
                                                129,029      111,678       15.5%
                                               --------   ----------   ---------

Cost of operations:
-------------------
  Consistent Group.........................      36,785       34,646        6.2%
  Other Facilities.........................       3,844          300    1,181.3%
                                               --------   ----------   ---------
                                                 40,629       34,946       16.3%
                                               --------   ----------   ---------

Net operating income:
---------------------
  Consistent Group.........................      80,661       76,268        5.8%
  Other Facilities.........................       7,739          464    1,567.9%
                                               --------   ----------   ---------
                                                $88,400      $76,732       15.2%
                                               ========   ==========   =========

Consistent Group data:
----------------------
  Gross margin.............................      68.7%        68.8%       (0.1)%
  Weighted average :
     Occupancy.............................      90.9%        91.0%       (0.1)%
     Realized annual rent per square foot..      $9.83        $9.28         5.9%
     Scheduled annual rent per square foot.     $10.19        $9.80         4.0%

Number of facilities:
  Consistent group.........................       890          890          -
  Other Facilities.........................       274           19      1,342.1%

Net rentable sq. ft.:
  Consistent group.........................    53,327       53,327          -
  Other Facilities.........................    15,553        1,162      1,238.5%


         Rental income for the three months ended March 31, 1999 is net of promotional discounts totaling $4.2 million compared to $3.9 million for the same period in 1998. In addition, included in cost of operations for the three months ended March 31, 1999 are costs associated with the telephone reservation center and advertising totaling $1.9 million, compared to $1.2 million for the same period in 1998.

         In 1998 and through March 31, 1999, the Company acquired a total of 274 self-storage facilities, of which 58 were existing mature facilities obtained from affiliated entities and managed by the Company, one was a newly developed facility, 2 were third party acquisitions of existing mature facilities, and 213 were acquired in connection with the Storage Trust merger. Accordingly, the Company has knowledge of the historical operations of the existing mature facilities obtained from affiliates prior to when the Company acquired the facilities. The following table summarizes the pro forma operating results of the Company's stabilized self-storage facilities that it owned at March 31, 1999, excluding the 213 facilities acquired in the merger with Storage Trust, assuming that the Company owned these facilities as of January 1, 1998:

  PRO FORMA SUMMARY OF SELF-STORAGE               Three months ended
  ---------------------------------                    March 31,
     OPERATIONS:                                 ---------------------
     -----------                                   1999        1998      Change
                                                 ---------   ---------   -------
                                                    (Amounts in thousands)
  Rental income................................  $ 125,007   $ 118,189      5.8%
  Cost of operations...........................     39,193      37,069      5.7%
                                                 ---------   ---------   -------
  Net operating income.........................  $  85,814   $  81,120      5.8%
                                                 =========   =========   =======

         The above table excludes the property operations of the 213 properties acquired in the Storage Trust merger and the Company's 7 newly developed properties (one opened in 1998, two opened in 1997 and four opened in 1996) which are in various stages of "fill-up." The aggregate development cost of these seven properties totaled approximately $27.8 million.

         COMMERCIAL PROPERTY OPERATIONS:. The following table sets forth the commercial property operations included in the Company's financial statements:

  COMMERCIAL PROPERTY OPERATIONS-                 Three months ended
  -------------------------------                      March 31,
     HISTORICAL                                  ---------------------
     ----------                                    1999        1998      Change
                                                 ---------   ---------  --------
                                                    (Amounts in thousands)
Rental income..............................     $  1,914      $17,681    (89.2)%
Cost of operations.........................          638        5,848    (89.1)%
                                                 ---------   ---------  --------
Net operating income.......................     $  1,276      $11,833    (89.2)%
                                                 =========   =========  ========

         During the second quarter of 1998, the Company ceased to have a controlling interest in PSBP. As a result, effective April 1, 1998, the Company no longer includes the accounts of PSBP in its consolidated financial statements and has accounted for its investment during the three months ended March 31, 1999 using the equity method (see "Equity in earnings of real estate entities"). The income statement for the three months ended March 31, 1998 includes the consolidated operating results of PSBP. The significant decrease in rental income and cost of operations for the three months ended March 31, 1999 reflects the Company's deconsolidation of PSBP.

         The following table summarizes the pro forma commercial operations of the Company assuming that the operations of PSBP were not consolidated with the Company's accounts (i.e., as if the Company had consistently used the equity method of accounting for its investment in PSBP):

  PRO FORMA SUMMARY OF COMMERCIAL                 Three months ended
  -------------------------------                      March 31,
     OPERATIONS:                                 ---------------------
     -----------                                   1999        1998      Change
                                                 ---------   ---------  --------
                                                    (Amounts in thousands)
Rental income.................................. $  1,914     $  1,746     9.6%
Cost of operations.............................      638          715   (10.7)%
                                                 ---------   ---------  --------
Net operating income........................... $  1,276     $  1,031    23.8%
                                                 =========   =========  =======-

         EQUITY IN EARNINGS OF REAL ESTATE ENTITIES: In addition to its ownership of equity interests in PSBP, the Company had general and limited partnership interests in 28 limited partnerships at March 31, 1999. (PSBP and the limited partnerships are collectively referred to as the "Unconsolidated Entities"). Due to the Company's limited ownership interest and control of these entities, the Company does not consolidate the accounts of these entities for financial reporting purposes, and accounts for such investments using the equity method.

         Equity in earnings of real estate entities for the three months ended March 31, 1999 consists of the Company's pro rata share of the Unconsolidated Entities based upon the Company's ownership interest for the period. In the aggregate, the Unconsolidated Entities own a total of 263 real estate facilities, 149 of which are self-storage facilities. The following table sets forth the significant components of the Company's equity in earnings of real estate entities:


  HISTORICAL SUMMARY:                             Three months ended
  -------------------                                  March 31,
                                                 --------------------    Dollar
                                                   1999        1998      Change
                                                 ---------  ---------  ---------
                                                    (Amounts in thousands)
Property operations:
  PSBP...................................        $ 8,422    $     -    $  8,422
  Development Joint Venture..............            346          -         346
  Other investments - self storage.......          3,887      4,672        (785)
  Other investments - commercial properties           34        126         (92)
                                                 ---------  ---------  ---------
                                                  12,689      4,798       7,891
                                                 ---------  ---------  ---------
Depreciation:
  PSBP...................................         (2,667)         -      (2,667)
  Development Joint Venture..............           (261)         -        (261)
  Other investments - self storage ......         (1,197)    (1,723)        526
  Other investments - commercial properties           (3)       (40)         37
                                                 ---------  ---------  ---------
                                                  (4,128)    (1,763)     (2,365)
                                                 ---------  ---------  ---------
Other: (1)
  PSBP...................................           (826)         -        (826)
  Development Joint Venture..............             22          -          22
  Other investments......................            365       (416)        781
                                                 ---------  ---------  ---------
                                                    (439)      (416)        (23)
                                                 ---------  ---------  ---------

Total equity in earnings of real estate
entities.................................        $ 8,122    $ 2,619     $  5,503
                                                 =========  =========  =========

(1) "Other" reflects the Company's share of general and administrative expense, interest expense, interest income, and other non-property, non-depreciation related operating results of these entities.

         The increase in 1999 earnings compared to 1998 is principally the result of the deconsolidation of PSBP whereby the accounts of PSBP, effective April 1, 1998, were no longer consolidated with the Company's and the Company began to account for its investment in PSBP using the equity method.

         PORTABLE SELF-STORAGE OPERATIONS: At March 31, 1999, PSPUD operated 42 facilities in 11 states. Due to the start-up nature of the business, PSPUD incurred operating losses totaling approximately $3,936,000 and $9,882,000 for the three months ended March 31, 1999 and 1998, respectively, summarized as follows.

  PORTABLE SELF-STORAGE:                           Three months ended
  ----------------------                               March 31,
                                                 --------------------    Dollar
                                                   1999        1998      Change
                                                 ---------  ---------  ---------
                                                    (Amounts in thousands)

Rental and other income ................         $ 5,428    $  5,171       $257
                                                 ---------  ---------  ---------
Cost of operations:
    Direct operating costs..............           7,409       9,481     (2,072)
    Marketing and advertising...........             422       3,558     (3,136)
    Depreciation........................           1,182         891        291
    General and administrative..........             351       1,123       (772)
                                                 ---------  ---------  ---------
       Total cost of operations.........           9,364      15,053     (5,689)
                                                 ---------  ---------  ---------
Operating losses........................         $(3,936)   $ (9,882)   $ 5,946
                                                 =========  =========  =========

         Included in direct operating costs above are $2.8 million and $3.2 million, respectively, with respect to facility leases for the three months ended March 31, 1999 and 1998, respectively.

         The Company believes that the quarterly losses from the PSPUD operations peaked during the third quarter of 1997. PSPUD's operating losses were approximately $12.1 million for the third quarter of 1997, $10.5 million for the fourth quarter of 1997, $9.9 million for the first quarter of 1998, $8.3 million for the second quarter of 1998, $6.9 million for the third quarter of 1998, $5.9 million in the fourth quarter of 1998 and, $3.9 million in the first quarter of 1999. The Company believes this trend of decreasing operating losses will continue with increases in PSPUD's revenues.

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

PROPERTY MANAGEMENT OPERATIONS
--------------------------------------------------------------------------------

         At March 31, 1999, the Company managed 184 self-storage facilities (149 owned by Unconsolidated Entities and 35 owned by third parties) pursuant to property management contracts. The property management contracts generally provide for compensation equal to 6% of gross revenues of the facilities managed.

  PROPERTY MANAGEMENT OPERATIONS:            Three months ended
  -------------------------------                March 31,
                                           --------------------    Dollar
                                             1999        1998      Change
                                           ---------  ---------  ---------
                                              (Amounts in thousands)

Facility management fees:
    Self-storage.................           $1,414      $1,667     $ (253)
    Commercial properties........                -          98        (98)
                                           ---------  ---------  ---------
                                             1,414       1,765       (351)
                                           ---------  ---------  ---------
Cost of operations:
    Self-storage.................              255         274        (19)
    Commercial properties........                -          12        (12)
                                           ---------  ---------  ---------
                                               255         286        (31)
                                           ---------  ---------  ---------
Net operating income:
    Self-storage.................            1,159       1,393       (234)
    Commercial properties........                -          86        (86)
                                           ---------  ---------  ---------
                                            $1,159      $1,479     $ (320)
                                           =========  =========  =========

         Since March 31, 1998, the Company completed several acquisitions of self-storage facilities from affiliated entities and, as a result, self-storage properties which were managed by the Company became owned facilities and the related management fee income with respect to these facilities ceased. Since the Company has acquired in the past, and may continue to seek to acquire in the future, self-storage facilities owned by Unconsolidated Entities, the company's facility management income and related cost of operations should continue to decrease.

         The decrease in property management operations with respect to commercial properties for 1999 as compared to 1998 is due to the deconsolidation of PSBP, which eliminated commercial properties management fee income and cost of operations after April 1, 1998.

OTHER INCOME AND EXPENSE ITEMS
--------------------------------------------------------------------------------

         INTEREST AND OTHER INCOME: The Company operates additional businesses through affiliates, including retail sales of locks, boxes, and packing supplies as well as the rental of trucks. The net results of these two businesses are presented along with interest and other income, as "interest and other income." The components of interest and other income are detailed as follows:

                                             Three months ended
                                                 March 31,
                                           --------------------
                                             1999        1998       Change
                                           ---------  ---------    ---------
                                              (Amounts in thousands)

Sales of packaging material and truck
 rental income:
   Revenues.............................   $ 2,135     $ 1,482     $    653
   Cost of operations...................     1,810       1,291         (519)
                                           ---------  ---------    ---------
     Net operating income...............       325         191          134
Interest and other income...............     2,038       3,461       (1,423)
                                           ---------  ---------    ---------
  Total interest and other income.......   $ 2,363     $ 3,652     $ (1,289)
                                           =========  =========    =========

         Interest and other income principally consists of interest earned on cash balances and interest related to mortgage notes receivable. The decrease in interest income for the three months ended March 31, 1999 compared to the same periods in 1998 is primarily due to decreased interest income on excess cash balances.

         DEPRECIATION AND AMORTIZATION: Depreciation and amortization expense has increased $755,000 to $28,974,000 for the three months ended March 31, 1999 as compared to $28,219,000 for the same period in 1998. These increases are principally due to the acquisition of additional real estate facilities during 1998 and 1999, offset partially by the deconsolidation of PSBP. Amortization expense with respect to intangible assets totaled $2,328,000 for the three months ended March 31, 1999 and 1998.

         MINORITY INTEREST IN INCOME: Minority interest in income represents the income allocable to equity interests in the Consolidated Entities, which are not owned by the Company. Minority interest in income for the three months ended March 31, 1999 was $3,353,000 compared to $6,352,000 for the same period in 1998.

         The decrease in minority interest in income is primarily the result of the deconsolidation of PSBP, whereby the minority interest with respect to PSBP after March 31, 1998 was removed from the Company's consolidated financial statements.

SUPPLEMENTAL PROPERTY DATA AND TRENDS
--------------------------------------------------------------------------------

         At March 31, 1999, there were approximately 51 ownership entities owning in aggregate 1,313 self-storage facilities, including the facilities which the Company owns and/or operates. At March 31, 1999, 149 of these facilities were owned by the Unconsolidated Entities, in which the Company has an ownership interest and uses the equity method of accounting. The remaining 1,164 facilities are owned by the Company and Consolidated Entities, many of which were acquired through business combinations, including the merger with Storage Trust, during 1999 and 1998. The following table summarizes the Company's investment in real estate facilities as of March 31, 1999, excluding the seven real estate facilities used in PSPUD's operations:

                                                Number of Facilities in which the      Net Rentable Square Footage
                                                Company has an ownership interest             (in thousands)
                                               -----------------------------------  ----------------------------------
                                               Self-Storage  Commercial             Self-Storage Commercial
                                                Facilities   Properties    Total     Facilities  Properties    Total
                                               ------------------------- ---------  ------------------------ ---------
Wholly-owned facilities....................          628            1         629      38,445           9      38,454
Facilities owned by Consolidated Entities..          536            -         536      30,435           -      30,435
                                               -------------  ---------- ---------  -----------  ----------- ---------
    Total consolidated facilities..........        1,164            1       1,165      68,880           9      68,889
Facilities owned by Unconsolidated Entities          149          114         263       8,634      11,269      19,903
                                               -------------  ---------- ---------  -----------  ----------- ---------
    Total  facilities  in which  the
      Company has an ownership interest....        1,313          115       1,428      77,514      11,278      88,792
                                               =============  ========== =========  ===========  =========== =========

         In order to evaluate how the Company's overall portfolio has performed, management analyzes the operating performance of a consistent group of self-storage facilities representing 984 (57.5 million net rentable square feet) of the 1,313 self-storage facilities (herein referred to as "Same Store" self-storage facilities). The 984 facilities represent a pool of properties, which have been operated under the "Public Storage" name, at a stabilized level, by the Company since January 1, 1994. From time to time, the Company removes facilities from the "Same Store" pool as a result of expansions or other activities, which make such facilities' results not comparable to previous periods. The Same Store group of properties includes 861 consolidated facilities and 123 facilities owned by Unconsolidated Entities. The following table summarizes the pre-depreciation historical operating results of the Same Store self-storage facilities:

SAME STORE SELF-STORAGE FACILITIES:          Three months ended
-----------------------------------              March 31,
(historical property operations)           -----------------------   Percentage
                                             1999         1998         Change
                                           ---------    ----------   ----------
                                                  (Amounts in thousands,
                                               except rent per square foot)

Rental income.......................       $ 131,709    $ 124,211       6.0%
Cost of operations (includes an
  imputed 6% property management fee)
  (1)...............................          47,422       44,816       5.8%
                                           ---------    ----------   ----------
Net operating income................       $  84,287    $  79,395       6.2%
                                           =========    ==========   ==========

Gross profit margin (2).............           64.0%        63.9%       0.1%

WEIGHTED AVERAGE:
  Occupancy.........................           91.3%        91.5%      (0.2)%
  Realized annual rent per sq. ft (3)         $10.04      $  9.44       6.4%
  Scheduled annual rent per sq. ft (3)        $10.45       $10.00       4.5%
--------------------------------------------------------------------------------

1.       Assumes  payment  of  property   management  fees  on  all  facilities,
         including those facilities owned by the Company for which no fee is paid. Cost of operations consists of the following:

   Three months ended March 31,                     1999            1998
   ----------------------------                   -------         -------
     Payroll expense                              $11,738         $11,044
     Property taxes                                12,656          12,487
     Imputed 6% property management fees            7,903           7,453
     Advertising                                    2,046           1,646
     Telephone  reservation center costs            1,991           1,358
     Other                                         11,088          10,828
                                                  -------         -------
                                                  $47,422         $44,816
                                                  =======         =======

2. Gross profit margin is computed by dividing property net operating income (before depreciation expense) by rental revenues. Cost of operations includes a 6% management fee. The gross profit margin excluding the facility management fee was 70.0%, and 69.9% for the three months ended March 31, 1999 and 1998, respectively.

3. Realized rent per square foot as presented throughout this report represents the actual revenue earned per occupied square foot. Management believes this is a more relevant measure than the scheduled rental rates, since scheduled rates can be discounted through the use of promotions.

         Rental income for the Same Store facilities included promotional discounts totaling $4,143,000 for the three months ended March 31, 1999 compared to $4,249,000 for the same period in 1998.

         During the year ended December 31, 1998 as compared to the year ended December 31, 1997, the Same Store facilities exhibited growth in rental income and net operating income of 7.6% and 8.2%, respectively, as a result of increased realized rents and occupancies. The Company does not expect to maintain this growth rate in 1999 as it does not anticipate significant increases in occupancies and anticipates smaller increases in realized rents than it experienced in 1998.

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

                                                     For the three months ended
                                                             March 31,
                                                     ---------------------------
                                                         1999           1998
                                                     ------------   ------------
                                                       (Amounts in thousands)
Net income........................................... $  61,842       $  48,364
Depreciation and amortization........................    28,974          28,219
Depreciation from Unconsolidated Entities............     4,129           1,865
Minority interest in income..........................     3,353           6,352
                                                     ------------   ------------
  Net cash provided by operating activities..........    98,298          84,800

Distributions from operations to minority interests..    (5,664)        (10,557)
                                                     ------------   ------------
Cash from operations allocable to the Company's
  shareholders.......................................    92,634          74,243

Less: preferred stock dividends......................   (21,530)        (20,140)
                                                     ------------   ------------
Cash from operations available to common
  shareholders.......................................    71,104          54,103

Capital improvements to maintain facilities:.........    (2,935)         (4,090)
Add back: minority interest share of capital
  improvements to maintain facilities................       192             558
                                                     ------------   ------------
Funds available for principal payments on debt,
  common dividends and reinvestment..................    68,361          50,571

Cash distributions to common shareholders............   (28,332)        (24,580)
                                                     ------------   ------------
Funds available for principal payments on debt
  and reinvestment................................... $  40,029       $  25,991
                                                     ============   ============

         The Company expects to fund its growth strategies with cash on hand at March 31, 1999, internally generated retained cash flows, proceeds from issuing equity securities and borrowings under its $150 million credit facility. The Company intends to repay amounts borrowed under the credit facility from undistributed operating cash flow or, as market conditions permit and are determined to be advantageous, from the public or private placement of equity securities.

         The Company's portfolio of real estate facilities remains substantially unencumbered. At March 31, 1999, the Company had mortgage debt outstanding of $34.8 million and had consolidated real estate facilities with a book value of $3.2 billion. The Company has been reluctant to finance its acquisitions with debt and generally will only increase its mortgage borrowing through the assumption of pre-existing debt on acquired real estate facilities.

         During the first  quarter of 1999,  the  Company  issued a total of 9.2 million depositary shares (each representing 1/1,000 of a share) of its Preferred Stock, Series K and L, raising net proceeds of approximately $222.6 million. Proceeds of the offerings were utilized to pay related costs of $103.6 million in connection with the Storage Trust merger. The remaining proceeds will be utilized to fund the Company's development activities, PSPUD activities and acquisition activities.

         DISTRIBUTION REQUIREMENTS: The Company's conservative distribution policy has been the principal reason for the Company's ability to retain significant operating cash flows which have been used to make additional investments and reduce debt. During the three months ended March 31, 1999 and 1998, the Company distributed to common shareholders approximately 39.8% and 45.4% of its cash available from operations allocable to common shareholders, respectively.

         During the three months ended March 31,1999, the Company paid dividends totaling $20,977,000 to the holders of the Company's Senior Preferred Stock and $28,332,000 to the holders of Common Stock. In addition, at March 31, 1999, the Company accrued distributions with respect to the Series L preferred stock for the period from the date of issuance through March 31, 1999 totaling $553,000 which will be paid on June 30, 1999. The Company estimates the regular distribution requirements for fiscal 1999 with respect to Senior Preferred Stock outstanding at December 31, 1998 to be approximately $76.2 million. With respect to the preferred stock issued in January and March 1999, the annual distribution requirement is approximately $19.0 million. Distributions with respect to the common stock will be determined based upon the Company's REIT distribution requirements after taking into consideration distributions to the Company's preferred shareholders.

         The Company expects to make a special cash distribution to common shareholders in 1999 assuming a continuation of its increasing level of taxable income.

         CAPITAL IMPROVEMENT REQUIREMENTS: During 1999, the Company budgeted approximately $20.1 million for capital improvements ($19.5 million for its self-storage facilities and $0.6 million for its commercial space), excluding amounts to be incurred with respect to the facilities acquired in the Storage Trust merger. The minority interests' share of the budgeted capital improvements is approximately $1.5 million. During the three months ended March 31, 1999, the Company incurred capital improvements of approximately $2.9 million. In addition, the Company expects to spend over the next 18 months approximately $15 million in property improvements to the properties acquired in the Storage Trust merger.

         DEBT SERVICE REQUIREMENTS: The Company does not believe it has any significant refinancing risks with respect to its mortgage debt, all of which is fixed rate. At March 31, 1999, the Company had total outstanding notes payable of approximately $180,845,000. In connection with the March 1999 merger with Storage Trust, the Company assumed $100 million of notes payable.
Approximate principal maturities of notes payable at March 31, 1999 are as follows:

                                   Unsecured      Fixed Rate
                                 Senior Notes    Mortgage Debt       Total
                                 -------------   -------------   -------------
                                              (Amounts in thousands)

  1999 (remainder of)............   $  8,000       $     5,817     $   13,817
  2000...........................      8,750             2,622         11,372
  2001...........................      9,500             2,910         12,410
  2002...........................     24,450             3,229         27,679
  2003...........................     35,900             3,584         39,484
  Thereafter.....................     59,400            16,683         76,083
                                 -------------   -------------   -------------
                                    $146,000       $    34,845     $  180,845
                                 =============   =============   =============
  Weighted Average Rate                 7.4%             10.4%           8.0%
                                 =============   =============   =============

         REPURCHASES OF THE COMPANY'S COMMON STOCK: As previously announced, the Company's Board of Directors authorized the repurchase from time to time of up to 10,000,000 shares of the Company's common stock on the open market or in privately negotiated transactions. In the quarter ended March 31, 1999, the Company repurchased a total of 690,227 shares, for a total aggregate cost of approximately $17.6 million. Cumulatively since the repurchase announcement, through March 31, 1999, the Company has repurchased a total of 3,509,627 shares of common stock at an aggregate cost of approximately $89.9 million.

         DEVELOPMENT OF SELF-STORAGE FACILITIES: As previously announced, in April 1997, the Company and an institutional investor formed a joint venture partnership for the purpose of developing up to $220 million of self-storage facilities. The joint venture is funded solely with equity capital consisting of 30% from the Company and 70% from the institutional investor. The Company's share of the cost of the real estate in the joint venture is approximately $49.4 million at March 31, 1999.

         During the quarter ended March 31, 1999, the joint venture opened three new self storage facilities that it had developed (approximately 191,000 net rentable sq. ft.). In addition, one project that was completed by the Company in August 1998 was contributed to the joint venture in the quarter ended March 31, 1999. As of March 31, 1999, the joint venture had 28 operating facilities, with 1,711,000 net rentable square feet and total development costs of approximately $142.3 million. As of March 31, 1999, the joint venture is developing 6 additional projects (approximately 409,000 net rentable square feet) that were in process, with total costs incurred of $22.4 million and estimated remaining costs to complete of $6.7 million.

         The joint venture is reviewing the final 15 projects (approximately 959,000 net rentable sq. ft), and upon approval the joint venture will be fully committed. These projects are currently being developed (one of these 15 projects has already been opened, and construction has not yet begun on two of these projects) by the Company until they are approved by the joint venture. As of March 31, 1999, the Company has incurred total development costs of $30.5 million (estimated remaining costs to complete of $32.7 million) with respect to these 15 projects.

         Excluding the aforementioned 15 properties that are being reviewed by the joint venture and the aforementioned 6 properties that the joint venture was developing, the Company is developing 20 additional self storage facilities (1,199,000 net rentable square feet) with total incurred costs at March 31, 1999 of $30.2 million (estimated remaining costs to complete of $56.0 million), and has identified 23 additional self-storage facilities for development (1,321,000 net rentable square feet), with total estimated costs of approximately $93.9 million. These projects are subject to significant contingencies.

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

         FUNDS FROM OPERATIONS: Total funds from operations or "FFO" increased to $92,634,000 for the three months ended March 31, 1999 compared to $74,243,000 for the same period in 1998. FFO available to common shareholders (after deducting preferred stock dividends) increased to $71,104,000 for the three months ended March 31, 1999 compared to $54,103,000 for the same period in 1998. FFO means net income or (loss) (computed in accordance with generally accepted accounting principles) before: (i) gain or (loss) on early extinguishment of debt, (ii) minority interest in income and (iii) gain or (loss) on the disposition of real estate, adjusted as follows: (i) plus depreciation and amortization (including the Company's pro-rata share of depreciation and amortization of unconsolidated equity interests and amortization of assets acquired in a merger, including property management agreements and goodwill), and (ii) less FFO attributable to minority interest.

         FFO is a supplemental performance measure for equity REITs as defined by the National Association of Real Estate Investment Trusts, Inc. ("NAREIT"). The NAREIT definition does not specifically address the treatment of minority interest in the determination of FFO or the treatment of the amortization of property management agreements and goodwill. In the case of the Company, FFO represents amounts attributable to its shareholders after deducting amounts attributable to the minority interests and before deductions for the amortization of property management agreements and goodwill. FFO is presented because management, as well as many industry analysts consider FFO to be one measure of the performance of the Company and it is used in establishing the terms of the Class B Common Stock. FFO does not take into consideration capital improvements, scheduled principal payments on debt, distributions and other obligations of the Company. Accordingly, FFO is not a substitute for the Company's cash flow or net income (as discussed above) as a measure of the Company's liquidity or operating performance. FFO is not comparable to similarly entitled items reported by other REITs that do not define it exactly as the Company defines it.

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

         Certain of the Company's other non-computer related systems that may be impacted by the Y2K Issue, such as security systems, are currently being evaluated, and the Company expects the evaluation to be completed by June 1999. The Company expects the implementation of any required solutions to be completed in advance of December 31, 1999. The Company has not fully evaluated the impact of lack of Year 2000 compliance on these systems, but has no reason to believe that lack of compliance would materially impact the Company's operations.

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

         The cost of the Company's year 2000 compliance activities (which primarily consists of the costs of new systems) is estimated at approximately $4.3 million, of which approximately $3.5 million has been incurred to date. These costs are capitalized. The Company's year 2000 compliance efforts have not resulted in any significant deferrals in other information system projects.

         The costs of the projects and the date on which the Company expects to achieve Year 2000 Compliance are based upon management's best estimates, and were derived utilizing numerous assumptions of future events. There can be no assurance that these estimates will be achieved, and actual results could differ materially from those anticipated. There can be no assurance that the Company has identified all potential Y2K Issues either within the Company or at external agents. In addition, the impact of the Y2K issue on governmental entities and utility providers and the resultant impact on the Company, as well as disruptions in the general economy, may be material but cannot be reasonably determined or quantified.

PART II.  OTHER INFORMATION

Item 1   Legal Proceedings
         -----------------

ANDERSON V. PUBLIC STORAGE, INC., San Francisco Superior Court (filed September 19, 1997)
GRANT V. PUBLIC STORAGE, INC., San Diego Superior Court (filed October 6, 1997) WREN V. PUBLIC STORAGE, INC., San Francisco Superior Court (filed October 16,
1997)

         Each of the plaintiffs in these cases is suing the Company on behalf of a purported class of California tenants who rented storage spaces from the Company and contends that the Company's fees for late payments under its rental agreements for storage space constitutes unlawful "penalties" under the liquidated damages provisions of California law and under California's unfair business practices act. None of the plaintiffs has assigned any dollar amount to the claims.

         In February 1998, the lower court dismissed the Anderson case, but in May 1999 the court of appeal reversed the lower court's dismissal of the plantiff's claim under the California unfair business practices act and affirmed the dismissal under the liquidated damages provisions of California law. The Company is continuing to vigorously contest the claims in all three legal proceedings.

         In addition, the Company is a party to various claims, complaints and other legal actions that have arisen in the normal course of business from time to time. The Company believes the outcome of these pending legal proceedings, in the aggregate, will not have a material adverse effect on the operations or financial position of the Company.

Item 6   Exhibits and Reports on Form 8-K
         --------------------------------

         (a)  The following Exhibits are included herein:

           ( 3)  Amendment to Bylaws Adopted on May 6, 1999

           (11)  Statement re: Computation of Earnings per Share

           (12)  Statement re: Computation of Ratio of Earnings to Fixed Charges

           (27)  Financial Data Schedule

         (b)  Reports on Form 8-K

           The Company filed a Current Report on Form 8-K dated January 13, 1999, pursuant to Item 5, which filed certain exhibits relating to the Company's public offering of Depositary Shares each representing 1/1,000 of a share of 8 1/4% Cumulative Preferred Stock, Series K.

           The Company filed a Current Report on Form 8-K dated March 4, 1999, pursuant to Item 5, which filed certain exhibits relating to the Company's public offering of Depositary Shares each representing 1/1,000 of a share of 8 1/4% Cumulative Preferred Stock, Series L.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                         DATED:  May 17, 1999

                         PUBLIC STORAGE, INC.


                         BY:  /s/ John Reyes
                              --------------
                              John Reyes
                              Senior Vice President and Chief Financial Officer (Principal financial officer and duly authorized officer)