Form 10-Q
period 1999-06-30
PUBLIC STORAGE INC /CA
filed 1999-08-16
CIK 318380

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1999
                               -------------

                                       or

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

                                [ X ] Yes [ ] No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of August 5, 1999:

Common Stock, $.10 par value, 129,322,991 shares outstanding
------------------------------------------------------------

Class B Common Stock, $.10 Par Value - 7,000,000 shares
-------------------------------------------------------

Equity Stock, Series A, $.01 Par Value - 225,000 shares
-------------------------------------------------------

                              PUBLIC STORAGE, INC.

                                      INDEX


                                                                           Pages
                                                                           -----
PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

         Condensed Consolidated Balance Sheets at
              June 30, 1999 and December 31, 1998                              1

         Condensed Consolidated Statements of Income for the
              Three and Six Months Ended June 30, 1999 and 1998                2

         Condensed Consolidated Statements of Shareholders' Equity
              for the Six Months Ended June 30, 1999                           3

         Condensed Consolidated Statements of Cash Flows
              for the Six Months Ended June 30, 1999 and 1998              4 - 5

         Notes to Condensed Consolidated Financial Statements             6 - 17

Item 2.  Management's Discussion and Analysis of
              Financial Condition and Results of Operations              18 - 29

Item 3.  Quantitative and Qualitative Disclosures about Market Risk           29

PART II. OTHER INFORMATION (Items 2, 3 and 5 are not applicable)

Item 1.  Legal Proceedings                                                    30

Item 4.  Submission of Matters to a Vote of Security Holders             30 - 31

Item 6.  Exhibits and Reports on Form 8-K                                31 - 36

                              PUBLIC STORAGE, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    (AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)

                                                                               JUNE 30,           DECEMBER 31,
                                                                                 1999                 1998
                                                                            --------------       --------------
                                                                             (Unaudited)
                                     ASSETS
                                     ------

Cash and cash equivalents..........................................         $      67,935        $      51,225
Real estate facilities, at cost:
     Land..........................................................             1,015,983              803,226
     Buildings.....................................................             2,687,883            2,159,065
                                                                            --------------       --------------
                                                                                3,703,866            2,962,291
     Accumulated depreciation......................................              (467,757)            (411,176)
                                                                            --------------       --------------
                                                                                3,236,109            2,551,115
     Construction in process.......................................               115,874               83,138
                                                                            --------------       --------------
                                                                                3,351,983            2,634,253

Investment in real estate entities.................................               419,883              450,513
Intangible assets, net.............................................               198,979              203,635
Notes receivable from affiliates...................................                25,296                5,415
Other assets.......................................................                83,867               58,863
                                                                            --------------       --------------
              Total assets.........................................         $   4,147,943        $   3,403,904
                                                                            ==============       ==============


                      LIABILITIES AND SHAREHOLDERS' EQUITY
                      ------------------------------------

Notes payable......................................................         $     172,551        $      81,426
Accrued and other liabilities......................................                95,253               63,813
                                                                            --------------       --------------
              Total liabilities....................................               267,804              145,239

Minority interest..................................................               151,197              139,325

Commitments and contingencies

Shareholders' equity:
     Preferred Stock, $0.01 par value, 50,000,000 shares authorized,
       11,138,850 shares issued and outstanding (11,129,650 issued and outstanding at December 31, 1998), at liquidation preference:
         Cumulative Preferred Stock, issued in series..............             1,098,900              868,900
     Common Stock, $0.10 par value, 200,000,000 shares
       authorized,129,307,724 shares issued and outstanding
       (115,965,945 at December 31, 1998)..........................                12,931               11,598
     Class B Common Stock, $0.10 par value, 7,000,000 shares
       authorized and issued.......................................                   700                  700
     Paid-in capital...............................................             2,523,362            2,178,465
     Cumulative net income.........................................               937,581              802,088
     Cumulative distributions paid.................................              (844,532)            (742,411)
                                                                            --------------       --------------
         Total shareholders' equity................................             3,728,942            3,119,340
                                                                            --------------       --------------
              Total liabilities and shareholders' equity...........         $   4,147,943        $   3,403,904
                                                                            ==============       ==============

                            See accompanying notes.
                                       1

                              PUBLIC STORAGE, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                  (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                   (UNAUDITED)

                                                    For the Three Months Ended            For the Six Months Ended
                                                              June 30,                             June 30,
                                                 ---------------------------------     ---------------------------------
                                                     1999                1998              1999                1998
                                                 ------------         ------------     ------------         ------------
REVENUES:
   Rental income:
       Self-storage facilities............       $   149,745          $   119,887      $   278,774          $   231,565
       Commercial properties..............             1,948                1,715            3,862               19,396
       Portable self-storage..............             6,448                6,118           11,876               11,289
  Equity earnings of real estate entities.             9,347                7,317           17,469                9,936
  Facility management fee.................             1,409                1,652            2,823                3,417
  Interest and other income...............             3,557                4,352            5,920                8,004
                                                 ------------         ------------     ------------         ------------
                                                     172,454              141,041          320,724              283,607
                                                 ------------         ------------     ------------         ------------
EXPENSES:
  Cost of operations:
       Self-storage facilities............            45,602               35,892           86,231               70,838
       Commercial properties..............               631                  654            1,269                6,502
       Portable self-storage..............             9,383               14,460           18,747               29,513
   Cost of facility management............               217                  268              472                  554
   Depreciation and amortization..........            33,519               25,192           62,493               53,411
   General and administrative.............             2,617                2,226            4,628                4,562
   Interest expense.......................             2,530                  933            3,734                2,095
                                                 ------------         ------------     ------------         ------------
                                                      94,499               79,625          177,574              167,475
                                                 ------------         ------------     ------------         ------------

   Income before minority interest........            77,955               61,416          143,150              116,132

   Minority interest in income............            (4,304)              (4,217)          (7,657)             (10,569)
                                                 ------------         ------------     ------------         ------------

NET INCOME................................       $    73,651          $    57,199      $   135,493          $   105,563
                                                 ============         ============     ============         ============
NET INCOME ALLOCATION:
  Allocable to preferred shareholders.....       $    23,824          $    20,129      $    45,354          $    40,269
  Allocable to common shareholders........            49,827               37,070           90,139               65,294
                                                 ------------         ------------     ------------         ------------
                                                 $    73,651          $    57,199      $   135,493          $   105,563
                                                 ============         ============     ============         ============
PER COMMON SHARE:
  Net income per share - Basic............       $      0.39          $      0.33      $      0.73          $      0.58
                                                 ============         ============     ============         ============
  Net income per share - Diluted..........       $      0.39          $      0.32      $      0.73          $      0.58
                                                 ============         ============     ============         ============
  Weighted average common shares - Basic..           128,904              113,970          123,793              111,731
                                                 ============         ============     ============         ============
  Weighted average common shares - Diluted           129,250              114,430          124,133              112,246
                                                 ============         ============     ============         ============

                            See accompanying notes.
                                       2

                              PUBLIC STORAGE, INC.
            CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY
                   (AMOUNTS IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                   (UNAUDITED)

                                                              Cumulative
                                                                Senior                         Class B
                                                              Preferred      Common Stock    Common Stock      Paid-in
                                                                Stock                                          Capital
                                                            --------------  --------------  --------------  --------------

Balances at December 31, 1998..........................     $     868,900   $      11,598   $         700   $   2,178,465

Issuance of common stock:
   In connection with the Storage Trust merger
     (13,009,485 shares)...............................                 -           1,301               -         345,922
   Acquisition of  minority interest  (568,761 shares)                  -              56               -          14,434
   Conversion of OP units (54,605 shares) .............                 -               5               -           1,452
   Exercise of stock options (399,155 shares)..........                 -              40               -           8,043

Repurchase of common stock (690,227 shares) ...........                 -             (69)              -         (17,509)

Issuance of preferred stock:
   Series K and Series L  (9,200 shares)...............           230,000               -               -          (7,445)

Net income.............................................                 -               -               -               -

Cash distributions:
   Cumulative Senior Preferred Stock ..................                 -               -               -               -
   Common Stock........................................                 -               -               -               -
                                                            --------------  --------------  --------------  --------------

Balances at June 30, 1999..............................     $   1,098,900   $      12,931   $         700   $   2,523,362
                                                            ==============  ==============  ==============  ==============

                                                                                                  Total
                                                             Cumulative       Cumulative      Shareholders'
                                                             Net Income     Distributions         Equity
                                                            --------------  --------------  --------------

Balances at December 31, 1998..........................     $     802,088   $    (742,411)  $   3,119,340

Issuance of common stock:
   In connection with the Storage Trust merger
     (13,009,485 shares)...............................                 -               -         347,223
   Acquisition of  minority interest  (568,761 shares)                  -               -          14,490
   Conversion of OP units (54,605 shares) .............                 -               -           1,457
   Exercise of stock options (399,155 shares)..........                 -               -           8,083

Repurchase of common stock (690,227 shares) ...........                 -               -         (17,578)

Issuance of preferred stock:
   Series K and Series L  (9,200 shares)...............                 -               -         222,555

Net income.............................................           135,493               -         135,493

Cash distributions:
   Cumulative Senior Preferred Stock ..................                 -         (45,354)        (45,354)
   Common Stock........................................                 -         (56,767)        (56,767)
                                                            --------------  --------------  --------------

Balances at June 30, 1999..............................     $     937,581   $    (844,532)  $   3,728,942
                                                            ==============  ==============  ==============

                            See accompanying notes.
                                       3

                              PUBLIC STORAGE, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (AMOUNTS IN THOUSANDS)

                                   (UNAUDITED)

                                                                                             For the Six Months Ended
                                                                                                    June 30,
                                                                                        ---------------------------------
                                                                                             1999               1998
                                                                                        --------------     --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income..................................................................         $     135,493      $     105,563
   Adjustments  to  reconcile  net  income  to net cash  provided  by operating activities:
     Depreciation and amortization.............................................                62,493             53,411
     Depreciation included in equity earnings of real estate entities..........                 9,574              6,639
     Minority interest in income...............................................                 7,657             10,569
                                                                                        --------------     --------------
         Total adjustments.....................................................                79,724             70,619
                                                                                        --------------     --------------
             Net cash provided by operating activities.........................               215,217            176,182
                                                                                        --------------     --------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Principal payments received on notes receivable from affiliates...........                26,818              4,375
     Notes receivable from affiliates..........................................               (29,500)           (33,000)
     Capital improvements to real estate facilities............................               (10,156)           (10,336)
     Construction in process...................................................               (45,238)           (34,306)
     Acquisition of minority interests in consolidated real estate partnerships               (14,654)           (10,816)
     Proceeds from the liquidation of real estate and real estate investments..                 8,417             10,275
     Acquisition of investment in real estate entities.........................               (50,456)           (46,041)
     Acquisition of real estate facilities.....................................                (5,243)           (47,392)
     Acquisition cost of business combinations.................................              (171,896)           (10,014)
     Investment in portable self-storage business..............................                     -            (10,655)
     Refund of deposit on real estate purchase.................................                     -             12,500
     Reduction in cash due to a change in accounting method with respect to PS
       Business Parks, Inc. (Note 2) ..........................................                     -            (11,259)
                                                                                        --------------     --------------
             Net cash used in investing activities.............................              (291,908)          (186,669)
                                                                                        --------------     --------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Repayment of borrowings on the line of credit.............................                     -             (7,000)
     Principal payments on notes payable.......................................                (8,875)           (10,302)
     Net proceeds from the issuance of common stock............................                 8,083            237,434
     Net proceeds from the issuance of preferred stock.........................               222,555                  -
     Repurchase of common stock................................................               (17,578)           (12,991)
     Distributions paid to shareholders........................................              (102,121)           (90,075)
     Distributions from operations to minority interests in real estate entities              (12,472)           (17,596)
     Net reinvestment  (divestment) by minority interests in consolidated real
       estate entities.........................................................                (2,068)            51,464
     Other.....................................................................                 5,877                805
                                                                                        --------------     --------------
             Net cash provided by financing activities.........................                93,401            151,739
                                                                                        --------------     --------------
Net increase in cash and cash equivalents.....................................                 16,710            141,252
Cash and cash equivalents at the beginning of the period......................                 51,225             41,455
                                                                                        --------------     --------------
Cash and cash equivalents at the end of the period............................          $      67,935      $     182,707
                                                                                        ==============     ==============

                            See accompanying notes.
                                       4

                              PUBLIC STORAGE, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (AMOUNTS IN THOUSANDS)

                                   (UNAUDITED)

                                   (CONTINUED)

                                                                                                   For the Six Months Ended
                                                                                                          June 30,
                                                                                                -------------------------------
                                                                                                    1999              1998
                                                                                                -------------     -------------

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

 Assets and liabilities acquired with respect to business combinations:
     Real estate facilities..............................................................       $   (720,197)     $    (81,295)
     Construction in process.............................................................            (11,449)                -
     Investment in real estate entities..................................................               (356)                -
     Mortgage notes receivable...........................................................             (6,739)                -
     Other assets........................................................................             (1,633)             (294)
     Accrued and other liabilities.......................................................             22,824             2,366
     Minority interest...................................................................             32,201            35,334
     Notes payable.......................................................................            100,000                 -

 Deconsolidation of PS Business Parks Inc.  (Note 2):
     Investments in real estate entities.................................................                  -          (219,224)
     Real estate facilities, net of accumulated depreciation.............................                  -           433,446
     Other assets........................................................................                  -             2,048
     Accrued and other liabilities.......................................................                  -           (10,106)
     Notes payable.......................................................................                  -           (14,526)
     Minority interest...................................................................                  -          (202,897)

Notes receivable issued in connection with real estate dispositions......................            (10,460)                -

Other assets received in connection with real estate dispositions........................             (3,800)                -

Assets and liabilities  assumed in connection  with  acquisitions of real estate facilities:
     Cancellation of mortgage notes receivable...........................................                  -             2,495
     Assumption of note payable..........................................................                  -            14,526
     Minority interest...................................................................                  -             1,205

 Reduction to investment in real estate entities in connection with business
   combinations and acquisitions of real estate facilities...............................             66,230            20,585

 Disposition of real estate facilities in exchange for notes receivable and other assets.             22,677                 -

 Acquisition of real estate facilities in exchange for the assumption of notes payable
   and increase in minority interest.....................................................                  -           (18,753)

 Acquisition of minority interest and real estate in exchange for common stock:
     Real estate facilities..............................................................            (17,155)           (9,400)
     Minority interest...................................................................            (13,446)          (12,485)

 Issuance of common stock:
     In connection with business combinations............................................            347,223            13,817
     In connection with the conversion of Convertible Preferred Stock....................                  -             1,281
     To acquire interests in real estate entities........................................                  -            17,133
     To acquire minority interest in consolidated real estate entities...................             15,947            11,070

 Conversion of 8.25% convertible preferred stock.........................................                  -            (1,281)
 Acquisition of investment in real estate entities for common stock......................                  -           (17,133)

                            See accompanying notes.
                                       5

                              PUBLIC STORAGE, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1999
                                   (UNAUDITED)


1.   Description of the business
     ---------------------------

              Public Storage, Inc. (the "Company") is a California corporation, which was organized in 1980. The Company is a fully integrated, self-administered and self-managed real estate investment trust ("REIT") that acquires, develops, owns and operates self-storage facilities which offer self-storage spaces for lease, usually on a month-to-month basis, for personal and business use. The Company invests in real estate facilities primarily through the acquisition of wholly owned facilities combined with the acquisition of equity interests in real estate entities owning real estate facilities. At June 30, 1999, the Company had direct and indirect equity interests in 1,434 properties located in 38 states, including 1,306 self-storage facilities, 121 commercial properties, and seven industrial facilities developed for use in the operations of Public Storage Pickup and Delivery. All of the self-storage facilities are operated by the Company under the "Public Storage" name, while the commercial properties are operated by PS Business Parks, Inc., an affiliated public REIT, and its operating partnership (the REIT and partnership are collectively referred to as "PSBP").

              In 1996 and 1997, the Company organized Public Storage Pickup and Delivery, Inc. as a separate corporation and a related partnership (the corporation and partnership are collectively referred to as "PSPUD") to operate a portable self-storage business that rents storage containers to customers for storage generally in leased central warehouses. At June 30, 1999, PSPUD operated 36 facilities in 11 states.

2.   Summary of significant accounting policies
     ------------------------------------------

     Basis of presentation
     ---------------------
              The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The preparation of the consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from estimates. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 1999 are not necessarily indicative of the results that may be expected for the year ended December 31, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1998.

              The consolidated financial statements include the accounts of the Company, PSPUD, and 33 controlled limited partnerships including an operating partnership owning the properties acquired from Storage Trust Realty, Inc. (collectively, the "Consolidated Entities"). Collectively, the Company and the Consolidated Entities own a total of 1,199 real estate facilities, consisting of 1,191 self-storage facilities, one commercial property, and seven industrial facilities for use by PSPUD.

              At June 30, 1999, the Company also has equity investments in 15 other affiliated limited partnerships whose principal business is the ownership of 115 self-storage facilities in aggregate, which are managed by the Company. In addition, the Company has an ownership interest in PSBP, which owns and operates 120 commercial properties. The Company does not control these entities; accordingly, the Company's investments in these entities are accounted for using the equity method.

              From the time of PSBP's formation through March 31, 1998, the Company consolidated the accounts of PSBP in its financial statements. During the second quarter of 1998, the Company's ownership interest in PSBP was reduced below 50% and, accordingly, the Company ceased to have a controlling interest in PSBP. As a result, the Company, effective April 1, 1998, no longer includes the accounts of PSBP in its consolidated financial statements and has accounted for its investment using the equity method. The income statement for all periods after March 31, 1998 include the Company's equity in income of PSBP. Further, commercial property operations for the periods after March 31, 1998 reflect only the commercial property operations of facilities owned by the Company which have both self-storage and commercial use combined at the same property location.

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

     Intangible assets
     -----------------
              Intangible assets consist of property management contracts ($165,000,000) and the cost over the fair value of net tangible and identifiable intangible assets ($67,726,000) acquired. Intangible assets are amortized by the straight-line method over 25 years. At June 30, 1999, intangible assets are net of accumulated amortization of $33,747,000 ($29,091,000 at December 31, 1998). Included in depreciation and amortization expense for the three and six months ended June 30, 1999 and 1998 is $2,328,000 and $4,656,000, respectively, related to the amortization of intangible assets.

     Revenue and expense recognition
     -------------------------------
              Property rents are recognized as earned. Equity in earnings of real estate entities are recognized based on the Company's ownership interest in the earnings of each of the unconsolidated real estate entities. Advertising costs are expensed as incurred.

     Environmental costs
     -------------------
              The Company's policy is to accrue environmental assessments and/or remediation cost when it is probable that such efforts will be required and the related costs can be reasonably estimated. The Company's current practice is to conduct environmental investigations in connection with property acquisitions. As a result of environmental investigations of its properties, the Company recorded an amount, which in management's best estimate will be sufficient to satisfy anticipated costs of known investigation and remediation requirements. Although there can be no assurance, the Company is not aware of any environmental contamination of any of its facilities which individually or in the aggregate would be material to the Company's overall business, financial condition, or results of operations.

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

              Diluted net income per common share is computed using the weighted average common shares outstanding, plus the impact of stock options. The Class B Common Stock is not included in the determination of net income per common share because all contingencies required for the conversion to common stock have not been satisfied as of June 30, 1999. In addition, the inclusion of the Company's convertible preferred stock in the determination of net income per common share has been determined to be anti-dilutive for the six months ended June 30, 1998.

              In computing earnings per common share, preferred stock dividends totaling $23,824,000 and $20,129,000 for the three months ended June 30, 1999 and 1998, respectively, and $45,354,000 and $40,269,000 for the six months ended June 30, 1999 and 1998, respectively, reduced income available to common shareholders.

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

3.   Business Combinations
     ---------------------

              On March 12, 1999, the Company completed a merger transaction with Storage Trust Realty, Inc. ("Storage Trust"). As a result of the merger, the Company acquired interests in 215 self-storage facilities located in 16 states totaling approximately 12 million net rentable square feet. In the merger, each share of beneficial interest of Storage Trust was exchanged for 0.86 shares of the Company's common stock (approximately 13,009,485 shares of the Company's common stock were issued and approximately an additional 1,011,963 shares were reserved for issuance upon conversion of limited partnership units in Storage Trust's operating partnership). The aggregate acquisition cost of the merger was approximately $575.7 million, consisting of the issuance of the Company's common stock of approximately $347.2 million, cash of approximately $105.2 million, the assumption of debt in the amount of $100.0 million, and the Company's pre-existing investment in Storage Trust of approximately $23.3 million.

              On June 30, 1999, the Company acquired all of the limited partnership interests in 13 affiliated partnerships. As a result of the Company's increased ownership interest and control of the partnerships, the Company began to consolidate the accounts of these partnerships. The total consideration was approximately $109.7 million, consisting of cash of approximately $66.7 million and the Company's pre-existing investment in the Partnerships of approximately $43.0 million.

              The merger with Storage Trust was structured as a tax-free transaction. The merger and acquisition of affiliated limited partner interests have been accounted for using the purchase method. Accordingly, allocations of the total acquisition cost to the net assets acquired were made based upon the fair value of such assets and liabilities assumed, as follows:

                                               Storage Trust      Partnership
                                                  Merger          Acquisitions          Total
                                               ------------       ------------       ------------
                                                           (Amounts in thousands)
Real estate facilities..................       $   598,577        $   121,620        $   720,197
Construction in process.................            11,449                  -             11,449
Investment in real estate entities......               356                  -                356
Mortgage notes receivable...............             6,739                  -              6,739
Other assets............................             1,309                324              1,633
Accrued liabilities.....................           (15,745)            (7,079)           (22,824)
Minority interest.......................           (27,009)            (5,192)           (32,201)
                                               ------------       ------------       ------------
                                               $   575,676        $   109,673        $   685,349
                                               ============       ============       ============

              The historical operating results of the above business combinations prior to their dates of acquisition have not been included in the Company's historical operating results. Pro forma selected financial data for the six months ended June 30, 1999 and 1998 as though the above acquisitions had been effective at January 1, 1998 are as follows:

                                            Six Months Ended    Six Months Ended
   (In thousands, except per share data)      June 30, 1999      June 30, 1998
------------------------------------------  ----------------    ----------------
Revenues..................................      $345,375           $330,493
Net income................................       138,641            113,255
Net income per common share (Basic).......          0.72               0.59
Net income per common share (Diluted).....          0.72               0.58

              The pro forma data does not purport to be indicative of operations that would have occurred had the merger and acquisition of limited partnership interests occurred at the beginning of each period or future results of operations of the Company. Certain pro forma adjustments were made to the combined historical amounts to reflect (i) expected reductions in general and administrative expenses, (ii) certain significant acquisitions made by Storage Trust in 1998, (iii) estimated increased interest costs to finance the cash portion of the acquisition cost, and
     (iv) estimated increased depreciation expense.

4.   Real estate facilities
     ----------------------

              Activity in real estate facilities during 1999 is as follows:

                                                             In thousands
                                                            ---------------
Operating facilities, at cost
  Balance at December 31, 1998......................        $    2,962,291
  Property acquisitions - business combinations.....               720,197
  Facility contributed to development joint venture.               (11,194)
  Disposition of facilities.........................               (23,933)
  Property acquisitions - third party purchases.....                 5,243
  Developed facilities..............................                23,951
  Acquisition of minority interest..................                17,155
  Capital improvements..............................                10,156
                                                            ---------------
  Balance at June 30, 1999..........................             3,703,866
                                                            ---------------
Accumulated depreciation:
  Balance at December 31, 1998......................              (411,176)
  Additions during the year.........................               (57,837)
  Disposition of facilities.........................                 1,256
                                                            ---------------
  Balance at June 30, 1999..........................              (467,757)
                                                            ---------------
Construction in progress:
  Balance at December 31, 1998......................                83,138
  Current development...............................                45,238
  Property acquisitions - merger with Storage Trust.                11,449
  Developed facilities..............................               (23,951)
                                                            ---------------
  Balance at June 30, 1999..........................               115,874
                                                            ---------------

  Total real estate facilities at June 30, 1999.....        $    3,351,983
                                                            ===============

              Construction in progress at June 30, 1999 includes 24 self-storage facilities, five expansions of existing self-storage facilities, and nine industrial facilities, which will be utilized as portable self-storage facilities. The Company's policy is to capitalize interest incurred on debt during the course of construction of its self-storage and industrial facilities. Interest capitalized during the three and six months ended June 30, 1999 was $988,000 and $1,946,000, respectively, compared with $1,023,000 and $2,280,000 for the same periods in 1998.

              Effective April 30, 1999, the Company sold six properties acquired in the merger with Storage Trust for approximately $10.5 million and granted the acquiror an option exercisable in December 1999 to acquire an additional eight properties acquired in the merger with Storage Trust for approximately $18.8 million. The Company is now leasing these eight properties to the acquiror. There was no gain or loss on this transaction.

              In addition, during the six months ended June 30, 1999, the Company disposed of a developed commercial facility, two self-storage facilites through condemnation proceedings, and three plots of land for an aggregate of approximately $12.2 million. There was no gain or loss on these transactions.

5.   Investment in real estate entities
     ----------------------------------

              At June 30, 1999, the Company's investment in real estate entities consists of (i) limited and general partnership interests in approximately 14 affiliated partnerships, which principally own self-storage facilities,
     (ii) the Company's ownership interest in a joint venture, established to develop and operate self-storage facilities and (iii) the Company's ownership interest in PSBP. Such interests are accounted for using the equity method of accounting.

              In April 1997, the Company formed a joint venture partnership with an institutional investor (the "Joint Venture") to participate in the development of approximately $220 million of self-storage facilities. The Joint Venture has a total of 30 opened facilities with a total cost of $151.0 million at June 30, 1999, and has 13 projects in process with an aggregate cost incurred to date of approximately $40.1 million ($17.9 million estimated to complete) at June 30, 1999.

              At June 30, 1999, the Joint Venture is reviewing an additional six projects ($20.7 million incurred at June 30, 1999, with remaining costs to complete of $5.8 million). One of these projects has been approved subsequent to June 30, 1999 (through August 9, 1999), and upon approval of the remaining five facilities, the Joint Venture will be fully committed. These six projects include one completed facility and five facilities under construction. At June 30, 1999, approximately $16.4 million is included in construction in process and approximately $4.3 million is included in real estate facilities with respect to these six projects. As the projects are approved, the construction costs will be transferred to the Joint Venture.

              During the six months ended June 30, 1999, the Company recognized earnings from its investments totaling $17,469,000. Included in equity in earnings of real estate entities for the six months ended June 30, 1999 is the Company's share of depreciation expense totaling $9,574,000. Summarized combined financial data (based on historical cost) with respect to those unconsolidated real estate entities in which the Company had an ownership interest at June 30, 1999 are as follows:

                                                           For the six months ended June 30, 1999
                                          ------------------------------------------------------------------------------
                                                Other             Development
                                          Equity Investments     Joint Venture         PSBP (A)               Total
                                          ------------------  ------------------  ------------------  ------------------
                                                                    (Amounts in thousands)

Rental income.........................       $    24,594         $    6,205          $    59,976        $     90,775
Other income..........................               638                270                  523               1,431
                                          ------------------  ------------------  ------------------  ------------------
Total revenues........................            25,232              6,475               60,499              92,206
                                          ------------------  ------------------  ------------------  ------------------

Cost of operations....................             7,969              3,237               17,031              28,237
Depreciation..........................             3,123              1,881               14,047              19,051
Other expenses........................             2,606                 45                3,324               5,975
                                          ------------------  ------------------  ------------------  ------------------
Total expenses........................            13,698              5,163               34,402              53,263
                                          ------------------  ------------------  ------------------  ------------------

Net income before minority interest...            11,534              1,312               26,097              38,943
Minority interest.....................                 -                  -               (6,400)             (6,400)
                                          ------------------  ------------------  ------------------  ------------------
Net income............................       $    11,534         $    1,312          $    19,697        $     32,543
                                          ==================  ==================  ==================  ==================

At June 30, 1999:
-----------------
Real estate, net .....................       $   117,216         $  187,471          $   764,127        $  1,068,814
Total assets..........................           152,815            203,142              784,622           1,140,579
Total liabilities.....................            62,998             20,006               65,464             148,468
Minority interest.....................                 -                  -              168,436             168,436
Total equity..........................            89,817            183,136              550,722             823,675

The Company's investment (book value)
  at June 30, 1999....................       $   114,236         $   54,940          $   250,707        $    419,883

The Company's effective average
  ownership interest at June 30, 1999.               40%                30%                  41%                 39%


              (A) $862,000 of PSBP's net income for the six months ended June 30, 1999 was allocated to preferred shareholders.

6.   Revolving line of credit
     ------------------------

              As of June 30, 1999, the Company had no borrowings on its unsecured credit agreement with a group of commercial banks. The credit agreement (the "Credit Facility") has a borrowing limit of $150 million and an expiration date of July 31, 2001. The expiration date may be extended by one year on each anniversary of the credit agreement. Interest on outstanding borrowings is payable monthly. At the option of the Company, the rate of interest charged is equal to (i) the prime rate or (ii) a rate ranging from the London Interbank Offered Rate ("LIBOR") plus 0.40% to LIBOR plus 1.10% depending on the Company's credit ratings and coverage ratios, as defined. In addition, the Company is required to pay a quarterly commitment fee of 0.250% (per annum) of the unused portion of the Credit Facility. The Credit Facility allows the Company, at its option, to request the group of banks to propose the interest rate they would charge on specific borrowings not to exceed $50 million. However, in no case may the interest rate proposal be greater than the amount provided by the Credit Facility.

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

              In connection with the merger with Storage Trust, minority interest increased by approximately $27.0 million, reflecting the fair value of 1,011,963 operating partnership units ("OP Units") in Storage Trust's operating partnership owned by minority interests. As of June 30, 1999, 957,358 of such units are outstanding. OP Units are convertible on a one-for-one basis (subject to certain limitations) into common shares of the Company at the option of the unitholder. Minority interest in income with respect to OP Units reflects the OP Units' share of the net income of the Company, with net income allocated to minority interests with respect to weighted average outstanding OP Units on a per unit basis equal to diluted earnings per common share.

              During the six months ended June 30, 1999, the Company acquired limited partnership interests in certain of the Consolidated Entities in several transactions for an aggregate cost of $30.6 million, consisting of approximately $14.7 million in cash and $15.9 million in the issuance of the Company's common stock. These transactions had the effect of reducing minority interest by approximately $13.4 million. The excess of the cost over the underlying book value ($17.2 million) has been allocated to real estate facilities in consolidation.

8.   Shareholders' equity
     --------------------

     Preferred stock
     ---------------
              At June 30, 1999 and December 31, 1998, the Company had the following series of Preferred Stock outstanding:

                                                           At June 30, 1999               At December 31, 1998
                                                    ------------------------------   ------------------------------
                                        Dividend       Shares                           Shares
               Series                     Rate      Outstanding    Carrying Amount   Outstanding    Carrying Amount
--------------------------------      ----------    -----------    ---------------   -----------    ---------------
Series A .......................        10.000%      1,825,000       $ 45,625,000     1,825,000       $ 45,625,000
Series B .......................         9.200%      2,386,000         59,650,000     2,386,000         59,650,000
Series C........................      Adjustable     1,200,000         30,000,000     1,200,000         30,000,000
Series D........................         9.500%      1,200,000         30,000,000     1,200,000         30,000,000
Series E........................        10.000%      2,195,000         54,875,000     2,195,000         54,875,000
Series F........................         9.750%      2,300,000         57,500,000     2,300,000         57,500,000
Series G .......................         8.875%          6,900        172,500,000         6,900        172,500,000
Series H .......................         8.450%          6,750        168,750,000         6,750        168,750,000
Series I .......................         8.625%          4,000        100,000,000         4,000        100,000,000
Series J .......................         8.000%          6,000        150,000,000         6,000        150,000,000
Series K .......................         8.250%          4,600        115,000,000             -                  -
Series L .......................         8.250%          4,600        115,000,000             -                  -
                                                    -----------    ---------------   -----------    ---------------
Total  Cumulative  Senior
Preferred Stock.................                    11,138,850    $ 1,098,900,000    11,129,650      $ 868,900,000
                                                    ===========    ===============   ===========    ===============

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

              Holders of the Company's preferred stock will not be entitled to vote on most matters, except under certain conditions and as noted above. In the event of a cumulative arrearage equal to six quarterly dividends or failure by the Company to maintain a Debt Ratio (as defined) of 50% or less, the holders of all outstanding series of preferred stock (voting as a single class without regard to series) will have the right to elect two additional members to serve on the Company's Board of Directors until all events of default have been cured. At June 30, 1999, there were no dividends in arrears and the Debt Ratio was 4.2%.

              Except under certain conditions relating to the Company's qualification as a REIT, the Senior Preferred Stock are not redeemable prior to the following dates: Series A - September 30, 2002, Series B March 31, 2003, Series C - June 30, 1999, Series D - September 30, 2004, Series E
     - January 31, 2005, Series F - April 30, 2005, Series G - December 31, 2000, Series H - January 31, 2001, Series I - October 31, 2001, Series J - August 31, 2002, Series K - January 19, 2004 and Series L - March 10, 2004. On or after the respective dates, each of the series of Senior Preferred Stock will be redeemable, at the option of the Company, in whole or in part, at $25 per share (or depositary share in the case of the Series G, Series H, Series I, Series J, Series K and Series L), plus any accrued and unpaid dividends.

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

     Common Stock
     ------------
              During the six months ended June 30, 1999, the Company issued 13,009,485 shares of common stock in connection with the merger with Storage Trust, 568,761 shares of common stock in connection with the acquisition of minority interests, 399,155 shares of common stock in connection with the exercise of stock options, and 54,605 shares of common stock in connection with the conversion of OP units.

              In June 1998, the Company's Board of Directors authorized the repurchase from time to time of up to 10,000,000 shares of the Company's common stock on the open market or in privately negotiated transactions. During the six months ended June 30, 1999, the Company repurchased a total of 690,227 shares, for a total aggregate cost of approximately $17.6 million. Through June 30, 1999, the Company has repurchased a total of 3,509,627 shares of common stock (of the 10,000,000 shares authorized) at an aggregate cost of approximately $89.9 million. From July 1, 1999 through August 9, 1999, the Company repurchased an additional 945,400 shares of common stock at an aggregate cost of approximately $24.0 million.

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

              For these purposes, FFO per share of Common Stock (as defined) was $2.34 for the four consecutive calendar quarters ended June 30, 1999.

     Dividends
     ---------
              The following summarizes dividends paid during the first six months of 1999:

                                Distributions Per Share
                                  or Depositary Share       Total Distributions
                                -----------------------     -------------------
Series A........................         $1.250               $   2,281,000
Series B........................         $1.150                   2,744,000
Series C........................         $0.844                   1,012,000
Series D........................         $1.188                   1,426,000
Series E........................         $1.250                   2,744,000
Series F........................         $1.219                   2,802,000
Series G........................         $1.109                   7,656,000
Series H........................         $1.056                   7,130,000
Series I........................         $1.078                   4,312,000
Series J........................         $1.000                   6,000,000
Series K .......................         $0.934                   4,296,000
Series L .......................         $0.642                   2,951,000
                                                            -------------------
                                                                 45,354,000
Common..........................         $0.440                  56,767,000
                                                            -------------------
   Total dividends paid.........                              $ 102,121,000
                                                            ===================

              The dividends paid with respect to the Series K and Series L, represent a partial period from the date of issuance though June 30, 1999.

              The dividend rate on the Series C Preferred Stock for the first and second quarters of 1999 was equal to 6.75% per annum. The dividend rate per annum will be adjusted quarterly and will be equal to the highest of one of three U.S. Treasury indices (Treasury Bill Rate, Ten Year Constant Maturity Rate, or Thirty Year Constant Maturity Rate) multiplied by 110%. However, the dividend rate for any dividend period will neither be less than 6.75% per annum nor greater than 10.75%. The dividend rate for the quarter ending September 30, 1999 will be equal to 6.75% per annum.

10.  Segment Information
     -------------------

              In July 1997, the FASB issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("FAS 131"), which establishes standards for the way that public business enterprises report information about operating segments. This statement is effective for financial statements for periods beginning after December 15, 1997. The Company has adopted this standard effective for the year ended December 31, 1998. For information regarding the description of each reportable segment, policies relating to the measurement of segment profit or loss, and a discussion of segment assets, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1998.

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

                                                                  Six months ended June 30,
                                                                 ---------------------------
                                                                     1999          1998            Change
                                                                 -----------     -----------     -----------
                                                                       (Dollar amounts in thousands)
RECONCILIATION OF REVENUES BY SEGMENT:
--------------------------------------

Self storage
------------
  Self-storage property rentals............................        $278,774        $231,565         $47,209
  Facility management......................................           2,823           3,319            (496)
  Equity in earnings - self storage property operations....          11,119          10,848             271
                                                                 -----------     -----------     -----------
      Self storage segment revenues........................         292,716         245,732          46,984
                                                                 -----------     -----------     -----------

Portable self storage .....................................          11,876          11,289             587
----------------------                                           -----------     -----------     -----------


Commercial  properties
----------------------
  Commercial property rentals..............................           3,862          19,396         (15,534)
  Facility management......................................               -              98             (98)
  Equity in earnings - commercial property operations......          17,300           7,444           9,856
                                                                 -----------     -----------     -----------
      Commercial properties  segment revenues..............          21,162          26,938          (5,776)
                                                                 -----------     -----------     -----------

Other items not allocated to segments:
--------------------------------------
  Equity in earnings - Depreciation (self storage) ........          (3,967)         (4,244)            277
  Equity in earnings - Depreciation (commercial properties)          (5,607)         (2,395)         (3,212)
  Equity in earnings - general and administrative and other          (1,376)         (1,717)            341
  Interest and other income................................           5,920           8,004          (2,084)
                                                                 -----------     -----------     -----------
      Total other items not allocated to segments..........          (5,030)           (352)         (4,678)
                                                                 -----------     -----------     -----------

      Total revenues.......................................        $320,724        $283,607         $37,117
                                                                 ===========     ===========     ===========

                                                                  Six months ended June 30,
                                                                 ---------------------------
                                                                    1999            1998           Change
                                                                 -----------     -----------     -----------
                                                                        (Dollar amounts in thousands)
RECONCILIATION OF NET INCOME BY SEGMENT:
----------------------------------------

Self storage
------------
  Self-storage properties .................................        $192,543        $160,727         $31,816
  Facility management......................................           2,351           2,777            (426)
  Equity in earnings - self storage property operations....          11,119          10,848             271
                                                                 -----------     -----------     -----------
      Total self storage segment net income................         206,013         174,352          31,661
                                                                 -----------     -----------     -----------

Portable self storage......................................          (6,871)        (18,224)         11,353
---------------------                                            -----------     -----------     -----------


Commercial  properties
  Commercial properties....................................           2,593          12,894         (10,301)
  Facility management......................................               -              86             (86)
  Equity in earnings - commercial property operations......          17,300           7,444           9,856
                                                                 -----------     -----------     -----------
      Total commercial property segment net income.........          19,893          20,424            (531)
                                                                 -----------     -----------     -----------

Other items not allocated to segments:
--------------------------------------
  Equity in earnings - depreciation (self-storage) ........          (3,967)         (4,244)            277
  Equity in earnings - depreciation (commercial properties)          (5,607)         (2,395)         (3,212)
  Equity in earnings - general and administrative and other          (1,376)         (1,717)            341
  Depreciation - self storage..............................         (61,639)        (49,233)        (12,406)
  Depreciation - commercial properties.....................            (854)         (4,178)          3,324
  Interest and other income................................           5,920           8,004          (2,084)
  General and administrative...............................          (4,628)         (4,562)            (66)
  Interest expense.........................................          (3,734)         (2,095)         (1,639)
  Minority interest in income..............................          (7,657)        (10,569)          2,912
                                                                 -----------     -----------     -----------
      Total other items not allocated to segments..........         (83,542)        (70,989)        (12,553)
                                                                 -----------     -----------     -----------

      Total net income ....................................        $135,493        $105,563         $29,930
                                                                 ===========     ===========     ===========

See accompanying notes.
                                       17

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

RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

         Net income for the three months ended June 30, 1999 was $73,651,000 compared to $57,199,000 for the same period in 1998, representing an increase of $16,452,000 or 28.8%. Net income for the six months ended June 30, 1999 was $135,493,000 compared to $105,563,000 for the same period in 1998, representing an increase of $29,930,000 or 28.4%. The increase in net income was primarily the result of improved property operations, the acquisition of additional real estate investments during 1998 and 1999, and reduced operating losses from the Pickup and Delivery portable self-storage business.

         Net income allocable to the common shareholders was $49,827,000 ($0.39 per common share, based on 129,250,000 weighted average diluted shares) for the three months ended June 30, 1999 compared to $37,070,000 ($0.32 per common share, based on 114,430,000 weighted average diluted shares) for the same period in 1998. In computing net income per common share, dividends to the Company's preferred shareholders ($23,824,000 and $20,129,000, respectively for the three months ended June 30, 1999 and 1998, respectively) have been deducted from net income in determining net income allocable to the Company's common shareholders.

         Net income allocable to the common shareholders was $90,139,000 ($0.73 per common, based on 124,133,000 weighted average diluted shares) for the six months ended June 30, 1999 compared to $65,294,000 ($0.58 per common shares, based on 112,246,000 weighted average diluted shares) for the same period in 1998. In computing net income per common share, dividends to the Company's preferred shareholders ($45,354,000 and $40,269,000 for the six months ended June 30, 1999 and 1998, respectively) have been deducted from net income in determining net income allocable to the Company's common shareholders.

         Operating losses generated from the Company's portable self-storage business have negatively impacted net income allocable to the common shareholders. Operating losses from the Company's portable self storage business were $2,935,000 or approximately $0.02 per common share on a diluted basis for the three months ended June 30, 1999 and $8,342,000 or approximately $0.07 per common share on a diluted basis, for the same period in 1998. Operating losses from the Company's portable self storage business were $6,871,000 or approximately $0.06 per common share on a diluted basis for the six months ended June 30, 1999 and $18,224,000, or approximately $0.16 per common share on a diluted basis, for the same period in 1998.

REAL ESTATE OPERATIONS
--------------------------------------------------------------------------------

         Rental income and cost of operations have increased for the three and six months ended June 30, 1999 compared to the same periods in 1998 due to the Company's merger and acquisition activities throughout 1998 and 1999, most notably the merger with Storage Trust. This was offset partially by the deconsolidation of PSBP whereby the accounts of PSBP, effective April 1, 1998, were no longer consolidated with the Company's and the Company began to account for its investment in PSBP using the equity method. As a result of these items, the number of self-storage facilities included in the Company's consolidated financial statements has increased from 918 at June 30, 1998 to 1,191 at June 30, 1999.

         SELF-STORAGE OPERATIONS: The following table summarizes the operating results (before depreciation) of (i) the 886 self-storage facilities that the Company has owned and operated on a stabilized basis throughout the period from January 1, 1998 to June 30, 1999 (the "Consistent Group"), and (ii) all other facilities (the "Other Facilities"):

SUMMARY OF SELF-STORAGE OPERATIONS - HISTORICAL
-----------------------------------------------

                                           Three months ended                          Six months ended
                                                June 30,                                   June 30,
                                         -----------------------                    -----------------------
                                            1999         1998       Change             1999         1998       Change
                                         ----------   ----------   --------         ----------   ----------   --------
                                                       (Amounts in thousands, except per square foot data)

Rental income
-------------
    Consistent Group.............         $120,401     $116,498       3.4%           $237,608     $227,144       4.6%
    Other Facilities.............           29,344        3,389     765.9%             41,166        4,421     831.1%
                                         ----------   ----------   --------         ----------   ----------   --------
                                           149,745      119,887      24.9%            278,774      231,565      20.4%
                                         ----------   ----------   --------         ----------   ----------   --------
Cost of Operations
------------------
    Consistent Group.............           35,234       34,868       1.0%             71,944       69,405       3.7%
    Other Facilities.............           10,368        1,024     912.5%             14,287        1,433     897.0%
                                         ----------   ----------   --------         ----------   ----------   --------
                                            45,602       35,892      27.1%             86,231       70,838      21.7%
                                         ----------   ----------   --------         ----------   ----------   --------
Net operating income
--------------------
    Consistent Group.............           85,167       81,630       4.3%            165,664      157,739       5.0%
    Other Facilities.............           18,976        2,365     702.4%             26,879        2,988     799.6%
                                         ----------   ----------   --------         ----------   ----------   --------
                                          $104,143      $83,995      24.0%           $192,543     $160,727      19.8%
                                         ==========   ==========   ========         ==========   ==========   ========

Net rentable square feet (at the
    end of the period, in 000's).           70,406       55,028      27.9%             70,406       55,028      27.9%

Number of facilities (at the end
    of the period)...............            1,191          918      29.7%              1,191          918      29.7%

CONSISTENT GROUP DATA:

Weighted average annualized
    realized rent per occupied
    square foot..................            $9.91        $9.61       3.0%              $9.88        $9.45       4.6%
Weighted average annualized
    scheduled rent per square               $10.25       $10.07       1.8%             $10.22        $9.94       2.8%
    foot.........................
Weighted average occupancy for
    the period...................            92.7%        92.5%       0.2%              91.8%        91.8%       0.0%


         Rental income for the Consistent Group facilities for three and six months ended June 30, 1999, respectively, is net of promotional discounts totaling $3.7 million and $3.9 million, respectively, compared to $7.5 million and $7.8 million for the same periods in 1998. In addition, included in cost of operations for the Consistent Group facilities for the three and six months ended June 30, 1999, respectively, are costs associated with the telephone reservation center and advertising totaling $3.6 million and $7.2 million, respectively, compared to $2.7 million and $5.5 million, respectively, for the same periods in 1998.


         COMMERCIAL PROPERTY OPERATIONS:. The following table sets forth the commercial property operations included in the Company's financial statements:

   COMMERCIAL PROPERTY OPERATIONS - HISTORICAL
   -------------------------------------------

                                 Three months ended June 30,                   Six months ended June 30,
                                 ---------------------------                  ---------------------------
                                     1999           1998          Change          1999           1998          Change
                                 ------------   ------------   ------------   ------------   ------------   ------------
                                                                (Amounts in thousands)

   Rental income.............      $  1,948      $  1,715          13.6%          $  3,862      $ 19,396        (80.1)%
   Cost of operations........           631           654         (3.5)%             1,269         6,502        (80.5)%
                                 ------------   ------------   ------------   ------------   ------------   ------------
   Net operating income......      $  1,317      $  1,061          24.1%          $  2,593      $ 12,894        (79.9)%
                                 ============   ============   ============   ============   ============   ============

         During the second quarter of 1998, the Company ceased to have a controlling interest in PSBP. As a result, effective April 1, 1998, the Company no longer includes the accounts of PSBP in its consolidated financial statements and began accounting for its investment in PSBP using the equity method (see "Equity in earnings of real estate entities"). The income statement for the six months ended June 30, 1998 includes the consolidated operating results of PSBP for the three months ended March 31, 1998. The significant decrease in rental income and cost of operations for the six months ended June 30, 1999 reflects the Company's deconsolidation of PSBP.


         EQUITY IN EARNINGS OF REAL ESTATE ENTITIES: In addition to its ownership of 12,621,428 common shares and operating partnership units in PSBP, the Company had general and limited partnership interests in 15 limited partnerships at June 30, 1999. (PSBP and the limited partnerships are collectively referred to as the "Unconsolidated Entities"). Due to the Company's limited ownership interest and control of these entities, the Company does not consolidate the accounts of these entities for financial reporting purposes, and accounts for such investments using the equity method.

         Equity in earnings of real estate entities for the six months ended June 30, 1999 consists of the Company's pro rata share of the Unconsolidated Entities based upon the Company's ownership interest for the period. In the aggregate, the Unconsolidated Entities own a total of 235 real estate facilities, 115 of which are self-storage facilities. The following table sets forth the significant components of the Company's equity in earnings of real estate entities:

  HISTORICAL SUMMARY:
  -------------------

                                 Three months ended June 30,                   Six months ended June 30,
                                 ---------------------------                  ---------------------------
                                      1999           1998         Change            1999          1998        Change
                                 ------------   ------------   ------------   ------------   ------------   ------------

                                                                 ( Amounts in thousands)
  Property operations:
      PSBP.....................       $8,878         $7,444         $1,434         $17,300        $7,444        $9,856
      Development Joint Venture          569            119            450             915           180           735
      Other partnerships.......        6,283          5,829            454          10,204        10,668          (464)
                                 ------------   ------------   ------------   ------------   ------------   ------------
                                      15,730         13,392          2,338          28,419        18,292        10,127
                                 ------------   ------------   ------------   ------------   ------------   ------------

  Depreciation:
      PSBP.....................       (2,940)        (2,395)          (545)         (5,607)       (2,395)       (3,212)
      Development Joint Venture         (304)          (111)          (193)           (565)         (191)         (374)
      Other partnerships.......       (2,201)        (2,267)            66          (3,402)       (4,053)          651
                                 ------------   ------------   ------------   ------------   ------------   ------------
                                      (5,445)        (4,773)          (672)         (9,574)       (6,639)       (2,935)
                                 ------------   ------------   ------------   ------------   ------------   ------------

  Other: (1)
      PSBP.....................       (1,057)          (501)          (556)         (1,883)         (501)       (1,382)
      Development Joint Venture           21             27             (6)             43            58           (15)
      Other partnerships.......           98           (828)           926             464        (1,274)        1,738
                                 ------------   ------------   ------------   ------------   ------------   ------------
                                        (938)        (1,302)           364          (1,376)       (1,717)          341
                                 ------------   ------------   ------------   ------------   ------------   ------------

  Total equity in earnings of
    real estate entities.......       $9,347         $7,317         $2,030         $17,469        $9,936        $7,533
                                 ============   ============   ============   ============   ============   ============

         (1) "Other" reflects the Company's share of general and administrative expense, interest expense, interest income, and other non-property, non-depreciation related operating results of these entities. For PSBP, it also includes the Company's share of preferred dividends paid by PSBP.

         The increase in 1999 earnings compared to 1998 is principally the result of the deconsolidation of PSBP whereby the accounts of PSBP, effective April 1, 1998, were no longer consolidated with the Company's and the Company began to account for its investment in PSBP using the equity method.

         PORTABLE SELF-STORAGE OPERATIONS: At June 30, 1999, PSPUD operated 36 facilities in 11 states. Due to the start-up nature of the business, PSPUD incurred operating losses totaling approximately $2,935,000 and $6,871,000 for the three and six months ended June 30, 1999, as compared to $8,342,000 and $18,224,000 for the same periods in 1998:

  PORTABLE SELF-STORAGE:
  ----------------------

                                   Three months ended June 30,                   Six months ended June 30,
                                   ---------------------------                  ---------------------------
                                      1999           1998         Change             1999           1998        Change
                                   ------------   ------------   ------------   ------------   ------------   ------------
                                                                    ( Amounts in thousands)
  Rental and other income .....     $   6,448      $   6,118       $    330       $  11,876     $  11,289      $    587
                                   ------------   ------------   ------------   ------------   ------------   ------------
  Cost of operations:
      Direct operating costs...         7,383          8,757         (1,374)         14,796        18,238        (3,442)
      Marketing and advertising           307          3,777         (3,470)            729         7,335        (6,606)
      Depreciation.............         1,250          1,138            112           2,432         2,029           403
      General and administrative          443            788           (345)            790         1,911        (1,121)
                                   ------------   ------------   ------------   ------------   ------------   ------------
         Total cost of
         operations............         9,383         14,460         (5,077)         18,747        29,513       (10,766)
                                   ------------   ------------   ------------   ------------   ------------   ------------
  Operating losses.............     $  (2,935)     $  (8,342)      $  5,407       $  (6,871)     $(18,224)     $ 11,353
                                   ============   ============   ============   ============   ============   ============

                                       21

         Included in direct operating costs above are $2.8 million and $5.7 million, respectively, with respect to facility leases for the three and six months ended June 30, 1999, as compared to $3.4 million and $6.6 million, respectively, for the same periods in 1998.

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

PROPERTY MANAGEMENT OPERATIONS
--------------------------------------------------------------------------------

         At June 30, 1999, the Company managed 150 self-storage facilities (115 owned by Unconsolidated Entities and 35 owned by third parties) pursuant to property management contracts. The property management contracts generally provide for compensation equal to 6% of gross revenues of the facilities managed.

  PROPERTY MANAGEMENT OPERATIONS:
  -------------------------------

                                   Three months ended June 30,                   Six months ended June 30,
                                   ---------------------------                  ---------------------------
                                       1999           1998          Change          1999            1998         Change
                                   ------------   ------------   ------------   ------------   ------------   ------------
                                                                 ( Amounts in thousands)
  Facility management fees:
      Self-storage.............        $1,409         $1,652          $(243)         $2,823        $3,319         $(496)
      Commercial properties....             -              -              -               -            98           (98)
                                   ------------   ------------   ------------   ------------   ------------   ------------
                                        1,409          1,652           (243)          2,823         3,417          (594)
                                   ------------   ------------   ------------   ------------   ------------   ------------

  Cost of operations:
      Self-storage.............           217            268            (51)            472           542           (70)
      Commercial properties....             -              -              -               -            12           (12)
                                   ------------   ------------   ------------   ------------   ------------   ------------
                                          217            268            (51)            472           554           (82)
                                   ------------   ------------   ------------   ------------   ------------   ------------

  Net operating income:
      Self-storage.............         1,192          1,384           (192)          2,351         2,777          (426)
      Commercial properties....             -              -              -               -            86           (86)
                                   ------------   ------------   ------------   ------------   ------------   ------------
                                       $1,192         $1,384          $(192)         $2,351        $2,863         $(512)
                                   ============   ============   ============   ============   ============   ============

         Since June 30, 1998, the Company completed several acquisitions of self-storage facilities from affiliated entities and, as a result, self-storage properties which were managed by the Company became owned facilities and the related management fee income with respect to these facilities ceased. Since the Company has acquired in the past, and may continue to seek to acquire in the future, self-storage facilities owned by Unconsolidated Entities, the company's facility management income and related cost of operations should continue to decrease.


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

OTHER INCOME AND EXPENSE ITEMS
--------------------------------------------------------------------------------

         INTEREST AND OTHER INCOME: The Company operates additional businesses through affiliates, including retail sales of locks, boxes, and packing supplies as well as the rental of trucks. The net results of these two businesses are presented along with interest and other income, as "interest and other income." The components of interest and other income are detailed as follows:

  INTEREST AND OTHER INCOME:
  --------------------------

                                   Three months ended June 30,                   Six months ended June 30,
                                   ---------------------------                  ---------------------------
                                       1999           1998          Change          1999          1998           Change
                                   ------------   ------------   ------------   ------------   ------------   ------------
                                                                 ( Amounts in thousands)
  Sales of packaging material and truck rental income:
     Revenues.................         $3,484         $2,189         $1,295          $5,619        $3,671       $1,948
     Cost of operations.......         (2,387)        (1,842)          (545)         (4,197)       (3,133)      (1,064)
                                   ------------   ------------   ------------   ------------   ------------   ------------
       Net operating income...          1,097            347            750           1,422           538          884
  Interest and other income...          2,460          4,005         (1,545)          4,498         7,466       (2,968)
                                   ------------   ------------   ------------   ------------   ------------   ------------
    Total interest and other
    income....................         $3,557         $4,352          $(795)         $5,920        $8,004      $(2,084)
                                   ============   ============   ============   ============   ============   ============

         Interest and other income principally consists of interest earned on cash balances and interest related to mortgage notes receivable. The decrease in interest income for the six months ended June 30, 1999 compared to the same periods in 1998 is primarily due to decreased interest income on excess cash balances.

         DEPRECIATION AND AMORTIZATION: Depreciation and amortization expense has increased $8,327,000 to $33,519,000 for the three months ended June 30, 1999 as compared to $25,192,000 for the same period in 1998. Depreciation and amortization expense has increased $9,082,000 to $62,493,000 for the six months ended June 30, 1999 as compared to $53,411,000 for the same period in 1998. These increases are principally due to the acquisition of additional real estate facilities during 1998 and 1999, offset partially by the deconsolidation of PSBP. Amortization expense with respect to intangible assets totaled $2,328,000 and $4,656,000 for the three and six months, respectively, ended June 30, 1999 and 1998.

         MINORITY INTEREST IN INCOME: Minority interest in income represents the income allocable to equity interests in the Consolidated Entities, which are not owned by the Company. Minority interest in income was $4,304,000 and $7,657,000, respectively, for the three and six months ended June 30, 1999, as compared to $4,217,000 and $10,569,000, respectively, for the same periods in 1998.

         The decrease in minority interest in income is primarily the result of the deconsolidation of PSBP, whereby the minority interest with respect to PSBP after June 30, 1998 was removed from the Company's consolidated financial statements.

SUPPLEMENTAL PROPERTY DATA AND TRENDS
--------------------------------------------------------------------------------

         At June 30, 1999, there were approximately 48 ownership entities owning in aggregate 1,306 self-storage facilities, including the facilities which the Company owns and/or operates. At June 30, 1999, 115 of these facilities were owned by the Unconsolidated Entities, in which the Company has an ownership interest and uses the equity method of accounting. The remaining 1,191 facilities are owned by the Company and Consolidated Entities, many of which were acquired through business combinations, including the merger with Storage Trust, during 1999 and 1998. The following table summarizes the Company's investment in real estate facilities as of June 30, 1999, excluding the seven real estate facilities used in PSPUD's operations:

                                                Number of Facilities in which the      Net Rentable Square Footage
                                                Company has an ownership interest             (in thousands)
                                               -----------------------------------  -----------------------------------
                                               Self-Storage  Commercial             Self-Storage Commercial
                                                Facilities   Properties    Total      Facilities  Properties    Total
                                               ------------  ----------  ---------  ------------  ----------  ---------
Wholly-owned facilities....................          629            1        630         38,469           9     38,478
Facilities owned by Consolidated Entities..          562            -        562         31,937           -     31,937
                                               ------------  ----------  ---------  ------------  ----------  ---------
    Total consolidated facilities..........        1,191            1      1,192         70,406           9     70,415
Facilities owned by Unconsolidated Entities          115          120        235          6,749      11,640     18,389
                                               ------------  ----------  ---------  ------------  ----------  ---------
    Total  facilities  in which  the  Company
      has an ownership interest............        1,306          121      1,427         77,155      11,649     88,804
                                               ============  ==========  =========  ============  ==========  =========

         In order to evaluate how the Company's overall portfolio has performed, management analyzes the operating performance of a consistent group of self-storage facilities representing 979 (57.3 million net rentable square feet) of the 1,306 self-storage facilities (herein referred to as "Same Store" self-storage facilities). The 979 facilities represent a pool of properties, which have been operated under the "Public Storage" name, at a stabilized level, by the Company since January 1, 1994. From time to time, the Company removes facilities from the Same Store pool as a result of expansions or dispositions of the properties, primarily from condemnations by governmental authorities, which make such facilities' results not comparable to previous periods. The Same Store group of properties includes 893 consolidated facilities and 86 facilities owned by Unconsolidated Entities. The following table summarizes the pre-depreciation historical operating results of the Same Store self-storage facilities:

   SAME STORE MINI-WAREHOUSE FACILITIES (979 FACILITIES):
   ------------------------------------------------------
   (historical property operations)

                                         Three months ended June 30,                 Six months ended June 30,
                                   ------------------------------------------   ------------------------------------------
                                       1999            1998        Change         1999            1998        Change
                                   ------------   ------------   ------------   ------------   ------------   ------------
                                                                 (Amounts in thousands)
   Rental income...............      $135,135        $130,260         3.7%      $266,347        $253,952         4.9%
   Cost of operations (includes
     an imputed 6% property
     management fee) (1).......        45,725        45,188           1.2%      92,958          89,828           3.5%
                                   ------------   ------------   ------------   ------------   ------------   ------------
   Net operating income........       $89,410        $85,072          5.1%      $173,389        $164,124         5.6%
                                   ============   ============   ============   ============   ============   ============

   Gross profit margin (2).....         66.2%        65.3%            0.9%         65.1%        64.6%            0.5%

   Weighted Average:
     Occupancy during the
        period.................         93.1%        92.9%            0.2%         92.2%        92.2%            0.0%

      Annualized realized rent
        per sq. ft. for
        period.(3).............        $10.13        $9.80            3.4%        $10.08        $9.62            4.8%

      Annualized scheduled rent
        per sq. ft. for period
        (3)....................        $10.50        $10.28           2.1%        $10.48        $10.14           3.4%


1. Assumes payment of property management fees on all facilities, including those facilities owned by the Company for which effective November 16, 1995 no fee is paid.

2. Gross profit margin is computed by dividing property net operating income (which excludes depreciation expense) by rental revenues. Cost of operations includes a 6% management fee. The gross profit margin excluding the property management fee was 72.2% and 71.3% for the three months ended June 30, 1999 and 1998, respectively; and 71.1% and 70.6% for the six months ended June 30, 1999 and 1998, respectively.

3. Realized rent per square foot represents the actual revenue earned per occupied square foot during the period - annualized. Management believes this is a more relevant measure than the scheduled rental rates, since scheduled rates can be discounted through the use of promotions.

         Rental income for the Same Store facilities included promotional discounts totaling $3,923,000 and $8,049,000, respectively, for the three and six months ended June 30, 1999, respectively as compared to $4,136,000 and $8,358,000 for the same periods in 1998.

         During the year ended December 31, 1998 as compared to the year ended December 31, 1997, the Same Store facilities exhibited growth in rental income and net operating income of 7.6% and 8.2%, respectively, as a result of increased realized rents and occupancies. The growth in rental income and net operating income has decreased in the first six months of 1999 to 4.9% and 5.6%, respectively, as compared to the first six months of 1998 which was 7.7% and 8.8%, respectively, due to flat occupancies and smaller increases in realized rents than was experienced in 1998. The Company expects the level of growth to continue at levels less than that experienced in 1998, as it expects no significant increases in occupancies and expects continued moderated increases in realized rents.

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

                                                                          For the six months ended
                                                                                  June 30,
                                                                          --------------------------
                                                                             1999           1998
                                                                          -----------    -----------
                                                                           (Amounts in thousands)
Net income.........................................................        $135,493        $105,563
Depreciation and amortization......................................          62,493          53,411
Depreciation from Unconsolidated Entities..........................           9,574           6,639
Minority interest in income........................................           7,657          10,569
                                                                          -----------    -----------
  Net cash provided by operating activities........................         215,217         176,182

Distributions from operations to minority interests................         (12,472)        (17,596)
                                                                          -----------    -----------
Cash from operations allocable to the Company's shareholders.......         202,745         158,586

Less: preferred stock dividends....................................         (45,354)        (40,269)
                                                                          -----------    -----------
Cash from operations available to common shareholders..............         157,391         118,317

Capital improvements to maintain facilities:.......................         (10,156)        (10,336)
Add back: minority interest share of capital improvements
  to maintain facilities...........................................             518             915
                                                                          -----------    -----------
Funds available for principal payments on debt, common
  dividends and reinvestment.......................................         147,753         108,896

Cash distributions to common shareholders..........................         (56,767)        (49,806)
                                                                          -----------    -----------
Funds available for principal payments on debt and reinvestment....         $90,986         $59,090
                                                                          ===========    ===========

         The Company expects to fund its growth strategies with cash on hand at June 30, 1999, internally generated retained cash flows, proceeds from issuing equity securities and borrowings under its $150 million credit facility. The Company intends to repay amounts borrowed under the credit facility from undistributed operating cash flow or, as market conditions permit and are determined to be advantageous, from the public or private placement of equity securities.

         The Company's portfolio of real estate facilities remains substantially unencumbered. At June 30, 1999, the Company had debt outstanding of $172.6 million, of which $30.6 million is mortgage debt and $142 million is unsecured senior notes, and had consolidated real estate facilities with a book value of $3.4 billion. The Company has been reluctant to finance its acquisitions with debt and generally will only increase its mortgage borrowing through the assumption of pre-existing debt on acquired real estate facilities.

         During the first  quarter of 1999,  the  Company  issued a total of 9.2 million depositary shares (each representing 1/1,000 of a share) of its Preferred Stock, Series K and L, raising net proceeds of approximately $222.6 million. Proceeds of the offerings were utilized to pay costs in connection with the Storage Trust merger. The remaining proceeds will be utilized to fund the Company's development activities, PSPUD activities and acquisition activities.

         DISTRIBUTION REQUIREMENTS: The Company's conservative distribution policy has been the principal reason for the Company's ability to retain significant operating cash flows which have been used to make additional investments and reduce debt. During the six months ended June 30, 1999 and 1998, the Company distributed to common shareholders approximately 36.1% and 42.1% of its cash available from operations allocable to common shareholders, respectively.

         During the six months ended June 30, 1999, the Company paid dividends totaling $45,354,000 to the holders of the Company's Senior Preferred Stock and $56,767,000 to the holders of Common Stock. The Company estimates the regular distribution requirements for fiscal 1999 with respect to Senior Preferred Stock outstanding at June 30, 1999 to be approximately $95.2 million. Distributions with respect to the common stock will be determined based upon the Company's REIT distribution requirements after taking into consideration distributions to the Company's preferred shareholders.

         The  Company   expects  to  make  a  special   distribution  to  common
shareholders in 1999 assuming a continuation of its increasing level of taxable income.

         CAPITAL  IMPROVEMENT  REQUIREMENTS:  During 1999, the Company  budgeted approximately $20.1 million for capital improvements in respect of its consolidated properties ($19.5 million for its self-storage facilities and $0.6 million for its commercial space), excluding amounts to be incurred with respect to the facilities acquired in the Storage Trust merger. The minority interests' share of the budgeted capital improvements is approximately $1.5 million. During the six months ended June 30, 1999, the Company incurred capital improvements of approximately $10.2 million. In addition, the Company expects to spend over the next 18 months approximately $15 million in property improvements to the properties acquired in the Storage Trust merger.

         DEBT SERVICE REQUIREMENTS: The Company does not believe it has any significant refinancing risks with respect to its notes payable, all of which is fixed rate. At June 30, 1999, the Company had total outstanding notes payable of approximately $172,551,000 (including $100,000,000 assumed in connection with the March 1999 merger with Storage Trust). Approximate principal maturities of notes payable at June 30, 1999 are as follows:

                                   Unsecured      Fixed Rate
                                 Senior Notes    Mortgage Debt      Total
                                --------------  --------------  --------------
                                              (Amounts in thousands)

  1999 (remainder of)......       $    4,000     $    1,523       $    5,523
  2000.....................            8,750          2,622           11,372
  2001.....................            9,500          2,910           12,410
  2002.....................           24,450          3,229           27,679
  2003.....................           35,900          3,584           39,484
  Thereafter...............           59,400         16,683           76,083
                                --------------  --------------  --------------
                                  $  142,000     $   30,551       $  172,551
                                ==============  ==============  ==============
  Weighted Average Rate                 7.4%          10.3%             7.9%
                                ==============  ==============  ==============

         REPURCHASES OF THE COMPANY'S COMMON STOCK: As previously announced, the Company's Board of Directors authorized the repurchase from time to time of up to 10,000,000 shares of the Company's common stock on the open market or in privately negotiated transactions. In the six months ended June 30, 1999, the Company repurchased a total of 690,227 shares, for a total aggregate cost of approximately $17.6 million. Cumulatively since the repurchase announcement, through June 30, 1999, the Company has repurchased a total of 3,509,627 shares of common stock at an aggregate cost of approximately $89.9 million. From July 1, 1999 through August 9, 1999, the Company repurchased an additional 945,400 shares of common stock at an aggregate cost of approximately $24.0 million.

         DEVELOPMENT ACTIVITIES: As previously announced, in April 1997, the Company and an institutional investor formed a joint venture partnership for the purpose of developing up to $220 million of self-storage facilities. The joint venture is funded solely with equity capital consisting of 30% from the Company and 70% from the institutional investor. The Company's share of the cost of the real estate in the joint venture is approximately $57.3 million at June 30, 1999.

         During the six months ended June 30, 1999, the joint venture opened five new self storage facilities that it had developed (approximately 317,000 net rentable sq. ft.). In addition, one project that was completed by the Company in 1998 was contributed to the joint venture in the quarter ended March 31, 1999. As of June 30, 1999, the joint venture had 30 operating facilities, with 1,822,000 net rentable square feet and total development costs of approximately $151.0 million. As of June 30, 1999, the joint venture is developing 13 additional projects (approximately 865,000 net rentable square feet) that were in process, with total costs incurred of $40.1 million and estimated remaining costs to complete of $17.9 million.

         At June 30, 1999, the Joint Venture is reviewing an additional six projects ($20.7 million incurred at June 30, 1999, with remaining costs to complete of $5.8 million). One of these projects has been approved subsequent to June 30, 1999 (through August 9, 1999), and upon approval of the remaining five facilities, the Joint Venture will be fully committed. These six projects include one completed facility and five facilities under construction. At June 30, 1999, approximately $16.4 million is included in construction in process and approximately $4.3 million is included in real estate facilities with respect to these six projects. As the projects are approved, the construction costs will be transferred to the Joint Venture.

         The Company has plans to develop a total of 36 additional self storage facilities, with total estimated costs of construction of approximately $165 million, with completions over approximately the next 18 to 24 months. This development is in addition to the six properties that are being reviewed by the joint venture and the 13 facilities that the Joint Venture is currently developing. At June 30, 1999, 19 of these facilities are in process, with approximately $36 million incurred and $50 million of costs to complete, and 17 represent identified sites which have not yet begun construction (with total estimated costs of approximately $79 million). All of these projects are subject to significant contingencies

         The Company intends to fund this construction either through a second development joint venture or alone through a combination of retained cash flow, borrowings on the Company's line of credit, or the private or public placement of equity securities.

         In addition, the Company is developing nine facilities that can be used by PSPUD. The Company has incurred $34.7 million with respect to these facilities at June 30, 1999, with remaining costs to complete of $35.5 million.

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

         FUNDS FROM OPERATIONS: Total funds from operations or "FFO" increased to $202,745,000 for the six months ended June 30, 1999 compared to $158,586,000 for the same period in 1998. FFO available to common shareholders (after deducting preferred stock dividends) increased to $157,391,000 for the six months ended June 30, 1999 compared to $118,317,000 for the same period in 1998. FFO means net income or (loss) (computed in accordance with generally accepted accounting principles) before: (i) gain or (loss) on early extinguishment of debt, (ii) minority interest in income and (iii) gain or (loss) on the disposition of real estate, adjusted as follows: (i) plus depreciation and amortization (including the Company's pro-rata share of depreciation and amortization of unconsolidated equity interests and amortization of assets acquired in a merger, including property management agreements and goodwill), and (ii) less FFO attributable to minority interest.

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

         Implementations have been completed on the Company's critical applications that impact the Company, such as the general ledger, property operations, and related systems. Contingency plans have been developed for use in case the Company's assessment did not identify all Y2K issues, or if the implementation were subsequently determined to not fully remediate Y2K issues that were identified. While the Company presently believes that the impact of the Y2K Issue on its systems can be mitigated, if the Company's plan for ensuring Year 2000 compliance and the related contingency plans were to fail, be insufficient, or not be implemented on a timely basis, Company operations could be materially impacted.

         Certain of the Company's other non-computer related systems that may be impacted by the Y2K Issue, such as security systems, have been evaluated. The Company expects the implementation of the required solutions to be completed in advance of December 31, 1999. Based upon its evaluation, the Company has no reason to believe that lack of compliance or failure of required solutions would materially impact the Company's operations.

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

         The cost of the Company's year 2000 compliance activities (which primarily consists of the costs of new systems) is estimated at approximately $4.2 million, of which approximately $4.0 million has been incurred to date. These costs are capitalized. The Company's year 2000 compliance efforts have not resulted in any significant deferrals in other information system projects.

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

Item 3.  Qualitative and Quantitative Disclosures about Market Risk
         ----------------------------------------------------------

         To limit the Company's exposure to market risk, the Company principally finances its operations and growth with permanent equity capital consisting either of common or preferred stock. At June 30, 1999, the Company's debt as a percentage of total shareholders' equity (based on book values) was 4.6%.

         The Company's preferred stock is not redeemable by the holders. Except under certain conditions relating to the Company's qualification as a REIT, the Senior Preferred Stock is not redeemable by the Company prior to the following dates: Series A - September 30, 2002, Series B - March 31, 2003, Series C - June 30, 1999, Series D - September 30, 2004, Series E - January 31, 2005, Series F - April 30, 2005, Series G - December 31, 2000, Series H - January 31, 2001, Series I - October 31, 2001, Series J - August 31, 2002, Series K - January 19, 2004, and Series L - March 10, 2004. On or after the respective dates, each of the series of Senior Preferred Stock will be redeemable at the option of the Company, in whole or in part, at $25 per share (or depositary share in the case of the Series G, Series H, Series I, Series J, Series K, and Series L), plus accrued and unpaid dividends.

         The Company's market risk sensitive instruments include notes payable which totaled $172.6 million at June 30, 1999. Substantially all of the Company's notes payable bear interest at fixed rates. See Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources for approximate principal maturities of the notes payable as of June 30, 1999.

PART II.  OTHER INFORMATION

Item 1   Legal Proceedings
         -----------------

Anderson v. Public Storage,  Inc., San Francisco Superior Court (filed September
--------------------------------------------------------------------------------
19, 1997)
---------
Grant v. Public Storage, Inc., San Diego Superior Court (filed October 6, 1997)
-------------------------------------------------------------------------------
Wren v. Public  Storage,  Inc., San Francisco  Superior Court (filed October 16,
--------------------------------------------------------------------------------
1997)
-----

         Each of the plaintiffs in these cases is suing the Company on behalf of a purported class of California tenants who rented storage spaces from the Company and contends that the Company's fees for late payments under its rental agreements for storage space constitute unlawful "penalties" under the liquidated damages provisions of California law and under California's unfair business practices act. None of the plaintiffs has assigned any dollar amount to the claims.

         In February 1998, the lower court dismissed the Anderson case, but in May 1999 the court of appeal reversed the lower court's dismissal of the plantiff's claim under the California unfair business practices act and affirmed the dismissal under the liquidated damages provisions of California law. The Company is continuing to vigorously contest the claims in all three legal proceedings.

Grinnel v.Public  Storage,  Inc.,  Baltimore City Circuit Court (filed August 4,
---------------------------------
1999)

         Plaintiff in this case is suing the Company on behalf of a purported class of Maryland tenants who rented storage spaces from the Company and contends that the Company's fees for late payments under its rental agreements for storage space exceeds the amount of interest that can be charged under the Maryland constitution and are therefore unlawful "penalties." None of the plaintiffs has assigned any dollar amount to the claims.
The Company intends to vigorously contest the claims in the proceedings.

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

Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

         The Company held an annual meeting of shareholders on May 6, 1999. Proxies for the annual meeting were solicited pursuant to Regulation 14 under the Securities Exchange Act of 1934. The annual meeting involved the following matters:

         1. Approval of an amendment to the Company's bylaws to change the authorized number of directors from a range of five to nine to a range of eight to fifteen, with the exact number of directors to be initially fixed at ten - approval of this proposal required the affirmative vote of the holders of a majority of the Company's outstanding shares of Common Stock, and this proposal was approved by the following vote

                       For           Against         Abstain         No Vote
                    ----------      ----------      ----------      ----------
Common Stock        89,727,720      2,409,659        383,731        6,906,291

         2.       Election of Directors

                                       Number of Shares of Common Stock
                                   -----------------------------------------
     Name                            Voted For                  Withheld
-----------------------            -----------------       -----------------
B. Wayne Hughes                       93,367,996                 6,059,408
Harvey Lenkin                         98,648,295                   779,109
Marvin M. Lotz                        98,619,879                   807,525
B. Wayne Hughes, Jr.                  95,956,555                 3,470,849
Robert J. Abernethy                   98,882,492                   544,912
Dann V. Angeloff                      98,645,940                   781,464
William C. Baker                      98,871,031                   556,373
Thomas J. Barrack, Jr.                91,787,227                 7,640,177
Uri P. Harkham                        98,877,077                   550,327
Daniel C. Staton                      98,701,641                   725,763

Item 6   Exhibits and Reports on Form 8-K
         --------------------------------

         (a)  Exhibits:

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

              3.11 Certificate of Amendment of Articles of Incorporation. Filed with Registrant's Registration Statement No. 33-63947 and incorporated herein by reference.

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

              3.29 Amendment to Bylaws adopted on May 6, 1999. Filed with Registrant's Form 10-Q for the quarterly period ended March 31, 1999 and incorporated herein by reference.

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

              10.7 Registrant's 1990 Stock Option Plan. Filed with Registrant's Annual Report on Form 10-K for the year ended December 31, 1994 and incorporated herein by reference.

              10.8 Registrant's 1994 Stock Option Plan. Filed with Registrant's Annual Report on Form 10-K for the year ended December 31, 1997 and incorporated herein by reference.

              10.9 Registrant's 1996 Stock Option and Incentive Plan. Filed with Registrant's Annual Report on Form 10-K for the year ended December 31, 1997 and incorporated herein by reference.

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

              10.13 Employment  Agreement between Registrant and B. Wayne Hughes dated as of November 16, 1995. Filed with Registrant's Annual Report on Form 10-K for the year ended December 31, 1995 and incorporated herein by reference.

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

              10.16 Agreement  and  Plan  of  Reorganization  among  Registrant,
                    Public Storage Properties XVI, Inc., Public Storage Properties XVII, Inc., Public Storage Properties XVIII, Inc. and Public Storage Properties XIX, Inc. dated as of April 9, 1997. Filed with Registrant's Registration Statement No. 333-26959 and incorporated herein by reference.

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

              10.20 Agreement of Limited Partnership of PS Business Parks, L. P.
                    dated as of March 17, 1998. Filed with PS Business Parks, Inc.'s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1998 and incorporated herein by reference.

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

              10.24 Amended and  Restated  Agreement of Limited  Partnership  of
                    Storage Trust Properties, L. P., dated as of March 12, 1999. Filed herewith.

              10.25 Storage Trust Realty 1994 Share Incentive  Plan.  Filed with
                    Storage Trust Realty's Annual Report on Form 10-K for the year ended December 31, 1997 and incorporated herein by reference.

              10.26 Amended and Restated  Storage Trust Realty  Retention  Bonus
                    Plan effective as of November 12, 1998. Filed with Registrant's Registration Statement No. 333-68543 and incorporated herein by reference.

              10.27 Deposit   Agreement   dated  as  of  March  10,  1999  among
                    Registrant, Bank Boston, N.A. and the holders of the depositary receipts evidencing the Depositary Shares Each Representing 1/1,000 of a Share of 8-1/4% Cumulative Preferred Stock, Series L. Filed with Registrant's Form 8-A/A Registration Statement relating to the Depositary Shares Each Representing 1/1,000 of a Share of 8-1/4% Cumulative Preferred Stock, Series L and incorporated herein by reference.

              10.28 Note Purchase  Agreement and Guaranty Agreement with respect to $100,000,000 of Senior Notes of Storage Trust Properties, L.P. Filed with Storage Trust Realty's Annual Report on Form 10-K for the year ended December 31, 1996 and incorporated herein by reference.

              11 Statement re: Computation of Earnings Per Share. Filed herewith.

              12 Statement re: Computation of Ratio of Earnings to Fixed Charges. Filed herewith.

              27      Financial data schedule.  Filed herewith.

         (b)  Reports on Form 8-K

              No reports on Form 8-K were filed by the Company during the quarter ended June 30, 1999.

                                   SIGNATURES



         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                         DATED:  August 13, 1999

                         PUBLIC STORAGE, INC.


                         BY: /s/ John Reyes
                             --------------
                             John Reyes
                             Senior Vice President and Chief Financial Officer (Principal financial officer and duly authorized officer)