Form 10-Q
period 1999-09-30
PUBLIC STORAGE INC /CA
filed 1999-11-10
CIK 318380

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1999
                               ------------------

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from               to               .
                              ---------------  ---------------

Commission File Number: 1-8389
                        ------

                              PUBLIC STORAGE, INC.
                              --------------------
             (Exact name of registrant as specified in its charter)


               California                                     95-3551121
------------------------------------------------       ------------------------
     (State or other jurisdiction of                       (I.R.S. Employer
     incorporation or organization)                     Identification Number)

701 Western Avenue, Glendale, California                      91201-2394
------------------------------------------------       ------------------------
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

                                [ X ] Yes [ ] No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of October 27, 1999:

Common Stock, $.10 par value, 129,354,257 shares outstanding
------------------------------------------------------------
Class B Common Stock, $.10 Par Value - 7,000,000 shares
-------------------------------------------------------
Equity Stock, Series AA, $.01 Par Value - 225,000 shares
--------------------------------------------------------

                              PUBLIC STORAGE, INC.

                                      INDEX


                                                                          Pages
                                                                          -----
PART I.    FINANCIAL INFORMATION
           ---------------------

Item 1.  Financial Statements

         Condensed Consolidated Balance Sheets at
              September 30, 1999 and December 31, 1998                        1

         Condensed Consolidated Statements of Income for the
              Three and Nine Months Ended September 30, 1999 and 1998         2

         Condensed Consolidated Statements of Shareholders' Equity
              for the Nine Months Ended September 30, 1999                    3

         Condensed Consolidated Statements of Cash Flows
              for the Nine Months Ended September 30, 1999 and 1998       4 - 5

         Notes to Condensed Consolidated Financial Statements            6 - 18

Item 2.  Management's Discussion and Analysis of
              Financial Condition and Results of Operations             19 - 29

Item 3.  Quantitative and Qualitative Disclosures about Market Risk          29

PART II.   OTHER INFORMATION (Items 2, 3, 4 and 5 are not applicable)
           -----------------

Item 1.  Legal Proceedings                                                   30

Item 6.  Exhibits and Reports on Form 8-K                               30 - 35

                              PUBLIC STORAGE, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    (AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)

                                                                             SEPTEMBER 30,        DECEMBER 31,
                                                                                 1999                 1998
                                                                            --------------       --------------
                                                                             (Unaudited)
                                     ASSETS
                                     ------
Cash and cash equivalents..........................................         $      85,768        $      51,225
Real estate facilities, at cost:
     Land..........................................................             1,021,628              803,226
     Buildings.....................................................             2,725,187            2,159,065
                                                                            --------------       --------------
                                                                                3,746,815            2,962,291
     Accumulated depreciation......................................              (500,870)            (411,176)
                                                                            --------------       --------------
                                                                                3,245,945            2,551,115
     Construction in process.......................................               138,531               83,138
                                                                            --------------       --------------
                                                                                3,384,476            2,634,253

Investment in real estate entities.................................               440,379              450,513
Intangible assets, net.............................................               196,651              203,635
Notes receivable from affiliates...................................                25,016                5,415
Other assets.......................................................                73,849               58,863
                                                                            --------------       --------------
              Total assets.........................................         $   4,206,139        $   3,403,904
                                                                            ==============       ==============

                      LIABILITIES AND SHAREHOLDERS' EQUITY
                      ------------------------------------
Notes payable......................................................         $     171,952        $      81,426
Accrued and other liabilities......................................                99,653               63,813
                                                                            --------------       --------------
              Total liabilities....................................               271,605              145,239

Minority interest..................................................               136,393              139,325

Commitments and contingencies

Shareholders' equity:
     Preferred Stock, $0.01 par value, 50,000,000 shares authorized,
       11,141,100   shares  issued  and  outstanding   (11,129,650
       issued  and outstanding at December 31, 1998), at liquidation preference:
         Cumulative Preferred Stock, issued in series..............             1,155,150              868,900
     Common Stock, $0.10 par value,  200,000,000 shares authorized,
       128,925,283 shares issued and outstanding (115,965,945 at
       December 31, 1998)..........................................                12,893               11,598
     Class B Common Stock, $0.10 par value, 7,000,000 shares
       authorized and issued.......................................                   700                  700
     Paid-in capital...............................................             2,512,338            2,178,465
     Cumulative net income.........................................             1,014,333              802,088
     Cumulative distributions paid.................................              (897,273)            (742,411)
                                                                            --------------       --------------
         Total shareholders' equity................................             3,798,141            3,119,340
                                                                            --------------       --------------
              Total liabilities and shareholders' equity...........         $   4,206,139        $   3,403,904
                                                                            ==============       ==============

                            See accompanying notes.
                                       1

                              PUBLIC STORAGE, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                  (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                   (UNAUDITED)

                                                     For the Three Months Ended            For the Nine Months Ended
                                                            September 30,                        September 30,
                                                   ------------------------------       ------------------------------
                                                      1999               1998              1999               1998
                                                   -----------        -----------       -----------        -----------
REVENUES:
   Rental income:
       Storage facilities.................         $  165,983         $  136,165        $  456,633         $  379,019
       Commercial properties..............              2,111              1,833             5,973             21,229
  Equity earnings of real estate entities.              6,500              6,662            23,969             16,598
  Interest and other income...............              4,369              5,083            12,640             15,950
                                                   -----------        -----------       -----------        -----------
                                                      178,963            149,743           499,215            432,796
                                                   -----------        -----------       -----------        -----------
EXPENSES:
  Cost of operations:
       Storage facilities.................             54,266             50,008           156,022            146,419
       Commercial properties..............                724                685             1,993              7,187
   Depreciation and amortization..........             36,640             27,243           101,565             82,683
   General and administrative.............              3,953              3,118             9,371              9,591
   Interest expense.......................              2,136                831             5,870              2,926
                                                   -----------        -----------       -----------        -----------
                                                       97,719             81,885           274,821            248,806
                                                   -----------        -----------       -----------        -----------

   Income before minority interest........             81,244             67,858           224,394            183,990

   Minority interest in income............             (4,492)            (5,572)          (12,149)           (16,141)
                                                   -----------        -----------       -----------        -----------

NET INCOME................................         $   76,752         $   62,286        $  212,245         $  167,849
                                                   ===========        ===========       ===========        ===========
NET INCOME ALLOCATION:
  Allocable to preferred shareholders.....         $   24,412         $   19,053        $   69,766         $   59,322
  Allocable to common shareholders........             52,340             43,233           142,479            108,527
                                                   -----------        -----------       -----------        -----------
                                                   $   76,752         $   62,286        $  212,245         $  167,849
                                                   ===========        ===========       ===========        ===========
PER COMMON SHARE:
  Net income per share - Basic............              $0.41              $0.37             $1.13              $0.96
                                                   ===========        ===========       ===========        ===========
  Net income per share - Diluted..........              $0.40              $0.37             $1.13              $0.95
                                                   ===========        ===========       ===========        ===========

  Weighted average common shares :
     Basic................................            129,041            116,421           125,561            113,311
                                                   ===========        ===========       ===========        ===========
     Diluted..............................            129,249            116,726           125,833            113,762
                                                   ===========        ===========       ===========        ===========

                            See accompanying notes.
                                       2

                              PUBLIC STORAGE, INC.
            CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY
                  (AMOUNTS IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                   (UNAUDITED)

                                                               Cumulative
                                                                 Senior                           Class B
                                                               Preferred         Common           Common           Paid-in
                                                                 Stock           Stock            Stock            Capital
                                                            ---------------  ---------------  ---------------  ---------------
Balances at December 31, 1998..........................     $     868,900    $      11,598    $         700    $   2,178,465

Issuance of common stock:
   In connection with the Storage Trust merger
     (13,009,485 shares)...............................                 -            1,301                -          345,922
   Acquisition of  minority interest  (1,131,487 shares)                -              113                -           29,079
   Conversion of OP units (241,071 shares) ............                 -               24                -            6,410
   Exercise of stock options (405,822 shares)..........                 -               40                -            8,141

Repurchase of common stock (1,828,527 shares) .........                 -             (183)               -          (46,362)

Issuance of preferred stock:
   Series K , Series L  and Series M (11,450 shares)...           286,250                -                -           (9,317)

Net income.............................................                 -                -                -                -

Cash distributions:
   Cumulative Senior Preferred Stock ..................                 -                -                -                -
   Common Stock........................................                 -                -                -                -
                                                            ---------------  ---------------  ---------------  ---------------
Balances at September 30, 1999.........................     $   1,155,150    $      12,893    $         700    $   2,512,338
                                                            ===============  ===============  ===============  ===============


                                                                                                    Total
                                                                Cumulative       Cumulative      Shareholders'
                                                                Net Income      Distributions       Equity
                                                             ---------------  ---------------  ---------------
Balances at December 31, 1998..........................      $     802,088    $    (742,411)   $   3,119,340

Issuance of common stock:
   In connection with the Storage Trust merger
     (13,009,485 shares)...............................                  -                -          347,223
   Acquisition of  minority interest  (1,131,487 shares)                 -                -           29,192
   Conversion of OP units (241,071 shares) ............                  -                -            6,434
   Exercise of stock options (405,822 shares)..........                  -                -            8,181

Repurchase of common stock (1,828,527 shares) .........                  -                -          (46,545)

Issuance of preferred stock:
   Series K , Series L  and Series M (11,450 shares)...                  -                -          276,933

Net income.............................................            212,245                -          212,245

Cash distributions:
   Cumulative Senior Preferred Stock ..................                  -          (69,766)         (69,766)
   Common Stock........................................                  -          (85,096)         (85,096)
                                                             ---------------  ---------------  ---------------
Balances at September 30, 1999.........................      $   1,014,333    $    (897,273)   $   3,798,141
                                                             ===============  ===============  ===============

                            See accompanying notes.
                                       3

                              PUBLIC STORAGE, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (AMOUNTS IN THOUSANDS)

                                   (UNAUDITED)

                                                                                            For the Nine Months Ended
                                                                                                  September 30,
                                                                                        ---------------------------------
                                                                                             1999               1998
                                                                                        --------------     --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income..................................................................         $     212,245      $     167,849
   Adjustments  to  reconcile  net  income  to net cash  provided  by operating activities:
     Depreciation and amortization.............................................               101,565             82,683
     Depreciation included in equity earnings of real estate entities..........                14,405              9,902
     Minority interest in income...............................................                12,149             16,141
                                                                                        --------------     --------------
         Total adjustments.....................................................               128,119            108,726
                                                                                        --------------     --------------
             Net cash provided by operating activities.........................               340,364            276,575
                                                                                        --------------     --------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Principal payments received on notes receivable from affiliates...........                28,082             27,456
     Notes receivable from affiliates..........................................               (30,484)           (33,000)
     Capital improvements to real estate facilities............................               (18,158)           (19,257)
     Construction in process...................................................               (76,345)           (58,371)
     Acquisition of minority interests in consolidated real estate partnerships               (27,228)           (17,508)
     Proceeds from the liquidation of real estate facilities and real estate
       investments.............................................................                 8,552             10,275
     Acquisition of investment in real estate entities.........................               (55,190)           (74,964)
     Acquisition of real estate facilities.....................................                (6,162)           (47,392)
     Acquisition cost of business combinations.................................              (181,034)           (84,576)
     Refund of deposit on real estate purchase.................................                     -             12,500
     Reduction in cash due to deconsolidation of PS Business Parks, Inc. (Note 2)                   -            (11,259)
                                                                                        --------------     --------------
             Net cash used in investing activities.............................              (357,967)          (296,096)
                                                                                        --------------     --------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Repayment of borrowings on the line of credit.............................                     -             (7,000)
     Principal payments on notes payable.......................................                (9,474)           (10,940)
     Net proceeds from the issuance of common stock............................                 8,182            237,447
     Net proceeds from the issuance of preferred stock.........................               276,933                  -
     Repurchase of common stock................................................               (46,546)           (71,375)
     Distributions paid to shareholders........................................              (154,862)          (134,592)
     Distributions from operations to minority interests in real estate entities              (19,501)           (25,565)
     Net reinvestment by minority interests in consolidated real estate entities                  880             52,899
     Other.....................................................................                (3,466)            (7,858)
                                                                                        --------------     --------------
             Net cash provided by financing activities.........................                52,146             33,016
                                                                                        --------------     --------------
Net increase in cash and cash equivalents.....................................                 34,543             13,495
Cash and cash equivalents at the beginning of the period......................                 51,225             41,455
                                                                                        --------------     --------------
Cash and cash equivalents at the end of the period............................          $      85,768      $      54,950
                                                                                        ==============     ==============

                            See accompanying notes.
                                       4

                              PUBLIC STORAGE, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (AMOUNTS IN THOUSANDS)

                                   (UNAUDITED)

                                   (CONTINUED)

                                                                                              For the Nine Months Ended
                                                                                                    September 30,
                                                                                            -------------------------------
                                                                                                1999             1998
                                                                                            -------------     -------------
SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
 Assets and liabilities acquired with respect to business combinations:
     Real estate facilities..........................................................       $   (729,294)     $   (225,202)
     Construction in process.........................................................            (11,449)                -
     Investment in real estate entities..............................................               (356)                -
     Mortgage notes receivable.......................................................             (6,739)                -
     Other assets....................................................................             (1,697)             (670)
     Accrued and other liabilities...................................................             22,387             3,793
     Minority interest...............................................................             32,201            37,367
     Notes payable...................................................................            100,000                 -

 Deconsolidation of PS Business Parks Inc.  (Note 2):
     Investments in real estate entities.............................................                  -          (219,224)
     Real estate facilities, net of accumulated depreciation.........................                  -           433,446
     Other assets....................................................................                  -             2,048
     Accrued and other liabilities...................................................                  -           (10,106)
     Notes payable...................................................................                  -           (14,526)
     Minority interest...............................................................                  -          (202,897)

 Notes receivable issued in connection with real estate dispositions.................            (10,460)                -

 Other assets received in connection with real estate dispositions...................             (3,800)                -

 Other assets disposed of in exchange for real estate facilities.....................              3,800                 -

 Assets and liabilities  assumed in connection  with  acquisitions of real estate facilities:
     Cancellation of mortgage notes receivable.......................................                  -             2,495
     Assumption of note payable......................................................                  -            14,526
     Minority interest...............................................................                  -             1,205

 Reduction to investment in real estate entities in connection with business
   combinations and acquisitions of real estate facilities...........................             66,690            86,846

 Disposition of real estate facilities in exchange for notes receivable and
   other assets......................................................................             14,260                 -

 Acquisition of real estate facilities in exchange for the assumption of notes
   payable,  increase in minority interest, and reduction in other assets............             (3,800)          (18,753)

 Acquisition of minority interest and real estate in exchange for common stock:
     Real estate facilities..........................................................            (34,192)          (19,475)
     Minority interest...............................................................            (28,661)          (17,098)

 Issuance of common stock:
     In connection with business combinations........................................            347,223            13,817
     In connection with the conversion of Convertible Preferred Stock................                  -            53,308
     To acquire interests in real estate entities....................................                  -            17,133
     To acquire minority interest in consolidated real estate entities...............             35,625            19,065

 Conversion of 8.25% convertible preferred stock.....................................                  -           (53,308)
 Acquisition of investment in real estate entities for common stock..................                  -           (17,133)

                             See accompanying notes
                                       5

                              PUBLIC STORAGE, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1999
                                   (UNAUDITED)


1.   Description of the business
     ---------------------------

              Public Storage, Inc. (the "Company") is a California corporation, which was organized in 1980. The Company is a fully integrated, self-administered and self-managed real estate investment trust ("REIT") that acquires, develops, owns and operates storage facilities which offer storage spaces for lease, usually on a month-to-month basis, for personal and business use. The Company invests in real estate facilities primarily through the acquisition of wholly owned facilities combined with the acquisition of equity interests in real estate entities owning real estate facilities. At September 30, 1999, the Company had direct and indirect equity interests in 1,447 properties located in 38 states, including 1,323 storage facilities and 124 commercial properties.

2.   Summary of significant accounting policies
     ------------------------------------------

     Basis of presentation
     ---------------------
              The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The preparation of the consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from estimates. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 1999 is not necessarily indicative of the results that may be expected for the year ended December 31, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1998.

              The consolidated financial statements include the accounts of the Company and entities in which the Company has a controlling interest (collectively, these entities are referred to as the "Consolidated Entities").

              At September 30, 1999, the Company also has equity investments in 14 other entities whose principal business is the ownership of 122 storage facilities, which are managed by the Company. In addition, the Company has an ownership interest in PS Business Parks, Inc. ("PSB"), which owns and operates 123 commercial properties. The Company does not control these entities; accordingly, the Company's investments in these entities are accounted for using the equity method.

              From the time of PSB's formation through March 31, 1998, the Company consolidated the accounts of PSB in its financial statements. During the second quarter of 1998, the Company's ownership interest in PSB was reduced below 50% and, accordingly, the Company ceased to have a controlling interest in PSB. Accordingly, the Company, effective April 1, 1998, no longer includes the accounts of PSB in its consolidated financial statements and has accounted for its investment using the equity method. For all periods after March 31, 1998, the income statement includes the Company's equity in income of PSB. Further, commercial property operations for the periods after March 31, 1998 reflect only the commercial property operations of facilities owned by the Company which have both storage and commercial use combined at the same property location.

     Use of estimates
     ----------------
              The preparation of the condensed consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

     Income taxes
     ------------
              For all taxable years subsequent to 1980, the Company qualified and intends to continue to qualify as a REIT, as defined in Section 856 of the Internal Revenue Code. As a REIT, the Company is not taxed on that portion of its taxable income, which is distributed to its shareholders, provided that the Company meets certain tests. The Company believes it will meet these tests during 1999 and, accordingly, no provision for income taxes has been made in the accompanying financial statements.

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

     Allowance for possible losses
     -----------------------------
              The Company has no allowance for possible losses relating to any of its real estate investments, including notes receivable. Management periodically reviews its investment portfolio to evaluate the need for such an allowance.

     Intangible assets
     -----------------
              Intangible assets consist of property management contracts ($165,000,000) and the cost over the fair value of net tangible and identifiable intangible assets ($67,726,000) acquired. Intangible assets are amortized by the straight-line method over 25 years. At September 30, 1999, intangible assets are net of accumulated amortization of $36,075,000 ($29,091,000 at December 31, 1998). Included in depreciation and amortization expense for the three and nine months ended September 30, 1999 and 1998 is $2,328,000 and $6,984,000, respectively, related to the amortization of intangible assets.

     Revenue and expense recognition
     -------------------------------
              Rental income is recognized as earned. Equity in earnings of real estate entities are recognized based on the Company's ownership interest in the earnings of each of the unconsolidated real estate entities. Advertising costs are expensed as incurred.

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

              Diluted net income per common share is computed using the weighted average common shares outstanding, plus the impact of stock options. The Class B Common Stock is not included in the determination of net income per common share because all contingencies required for the conversion to common stock have not been satisfied as of September 30, 1999. In addition, the inclusion of the Company's convertible preferred stock in the determination of net income per common share has been determined to be anti-dilutive for the nine months ended September 30, 1998.

              In computing earnings per common share, preferred stock dividends totaling $24,412,000 and $19,053,000 for the three months ended September 30, 1999 and 1998, respectively, and $69,766,000 and $59,322,000 for the nine months ended September 30, 1999 and 1998, respectively, reduced income available to common shareholders.

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

3.   Business Combinations
     ---------------------

              On March 12, 1999, the Company completed a merger transaction with Storage Trust Realty, Inc. ("Storage Trust"). As a result of the merger, the Company acquired interests in 215 storage facilities located in 16 states totaling approximately 12 million net rentable square feet. In the merger, each share of beneficial interest of Storage Trust was exchanged for 0.86 shares of the Company's common stock. Approximately 13,009,485 shares of the Company's common stock were issued and approximately an additional 1,011,963 shares were reserved for issuance upon conversion of limited partnership units in Storage Trust's operating partnership. The aggregate acquisition cost of the merger was approximately $575.7 million, consisting of the issuance of the Company's common stock of approximately $347.2 million, cash of approximately $105.2 million, the assumption of debt in the amount of $100.0 million, and the Company's pre-existing investment in Storage Trust of approximately $23.3 million.

              On  June  30,  1999,  the  Company  acquired  all of  the  limited partnership interests in 13 affiliated partnerships which owned an aggregate of 36 storage facilities. As a result of the Company's increased ownership interest and control of the partnerships, the Company began to consolidate the accounts of these partnerships. The total consideration was approximately $109.7 million, consisting of cash of approximately $66.7 million and the Company's pre-existing investment in the Partnerships of approximately $43.0 million.

              On August 19, 1999, the Company acquired all of the limited partnership interests in an affiliated partnership which owned four storage facilities. As a result of the Company's increased ownership interest and control of the partnership, the Company began to consolidate the accounts of this partnership. The total consideration was approximately $9.6 million, consisting of cash of approximately $9.1 million and the Company's pre-existing investment in the Partnership of approximately $0.5 million

              The merger with Storage Trust was structured as a tax-free transaction. The merger and acquisitions of affiliated limited partner interests have been accounted for using the purchase method. Accordingly, allocations of the total acquisition cost to the net assets acquired were made based upon the fair value of such assets and liabilities assumed, as follows:

                                               Storage Trust       Partnership
                                                  Merger          Acquisitions          Total
                                               --------------     --------------     --------------
                                                             (Amounts in thousands)
Real estate facilities..................       $     598,577      $     130,717      $     729,294
Construction in process.................              11,449                  -             11,449
Investment in real estate entities......                 356                  -                356
Mortgage notes receivable...............               6,739                  -              6,739
Other assets............................               1,309                388              1,697
Accrued liabilities.....................             (15,745)            (6,642)           (22,387)
Minority interest.......................             (27,009)            (5,192)           (32,201)
                                               --------------     --------------     --------------
                                               $     575,676      $     119,271      $     694,947
                                               ==============     ==============     ==============

              The historical operating results of the above business combinations prior to their dates of acquisition have not been included in the Company's historical operating results. Pro forma selected financial data for the nine months ended September 30, 1999 and 1998 as though the above acquisitions had been effective at January 1, 1998 are as follows:


                                                  Nine months Ended       Nine months Ended
     (In thousands, except per share data)        September 30, 1999      September 30, 1998
----------------------------------------------    ------------------      ------------------
Revenues....................................             $524,730               $504,628
Net income..................................             $213,966               $176,982
Net income per common share (Basic).........                $1.11                  $0.92
Net income per common share (Diluted).......                $1.11                  $0.92

              The pro forma data does not purport to be indicative of operations that would have occurred had the merger and acquisitions of limited partnership interests occurred at the beginning of each period or future results of operations of the Company. Certain pro forma adjustments were made to the combined historical amounts to reflect (i) expected reductions in general and administrative expenses, (ii) certain significant acquisitions made by Storage Trust in 1998, (iii) estimated increased interest costs to finance the cash portion of the acquisition cost, and
     (iv) estimated increased depreciation expense.

4.   Real estate facilities
     ----------------------

              Activity in real estate facilities during 1999 is as follows:

                                                                  In thousands
                                                                  ------------
Operating facilities, at cost
  Balance at December 31, 1998 ................................   $ 2,962,291
  Property acquisitions - business combinations ...............       729,294
  Facilities contributed to development joint venture .........       (15,415)
  Disposition of facilities ...................................       (24,068)
  Property acquisitions - third party purchases ...............         9,962
  Developed facilities ........................................        32,401
  Acquisition of minority interest ............................        34,192
  Capital improvements ........................................        18,158
                                                                  ------------
  Balance at September 30, 1999 ...............................     3,746,815
                                                                  ------------

Accumulated depreciation:
  Balance at December 31, 1998 ................................      (411,176)
  Additions during the year ...................................       (90,950)
  Disposition of facilities ...................................         1,256
                                                                  ------------
  Balance at September 30, 1999 ...............................      (500,870)
                                                                  ------------

Construction in progress:
  Balance at December 31, 1998 ................................        83,138
  Current development .........................................        76,345
  Property acquisitions - merger with Storage Trust ...........        11,449
  Developed facilities ........................................       (32,401)
                                                                  ------------
  Balance at September 30, 1999 ...............................       138,531
                                                                  ------------

  Total real estate facilities at September 30, 1999 ..........   $ 3,384,476
                                                                  ============

              Construction in progress at September 30, 1999 includes 38 storage facilities and expansions of ten existing storage facilities. The Company's policy is to capitalize interest incurred on debt during the course of construction of its storage facilities. Interest capitalized during the three and nine months ended September 30, 1999 was $1,285,000 and $3,231,000, respectively, compared with $997,000 and $3,277,000 for the same periods in 1998.

              Effective April 30, 1999, the Company sold six properties acquired in the merger with Storage Trust for approximately $10.5 million and granted the acquirer an option to acquire an additional eight properties acquired in the merger with Storage Trust in January 2000 for approximately $18.8 million. The Company is now leasing these eight properties to the acquirer. There was no material gain or loss on this transaction.

              In addition, during the nine months ended September 30, 1999, the Company disposed of a developed industrial facility, two storage facilities through condemnation proceedings, and three plots of land for an aggregate of approximately $12.2 million. There was no material gain or loss on these transactions.

5.   Investment in real estate entities
     ----------------------------------

              At September 30, 1999, the Company's investment in real estate entities consists of (i) partnership interests in approximately 13 affiliated partnerships, which principally own storage facilities, (ii) a partnership interest in a joint venture, established to develop and operate storage facilities and (iii) ownership interest in PSB. Such interests are accounted for using the equity method of accounting.

              In April 1997, the Company formed a joint venture partnership with an institutional investor (the "Joint Venture") to participate in the development of approximately $220 million of storage facilities. The Joint Venture has a total of 41 opened facilities with a total cost of $193.1 million at September 30, 1999, and has 5 projects in process with an aggregate cost incurred to date of approximately $19.2 million ($9.6 million estimated to complete) at September 30, 1999.

              Summarized combined financial data (based on historical cost) with respect to those unconsolidated real estate entities in which the Company had an ownership interest at September 30, 1999 are as follows:

                                                               For the nine months ended September 30, 1999
                                                   --------------------------------------------------------------------
                                                    Other Equity      Development
                                                     Investments     Joint Venture          PSB             Total
                                                   --------------    --------------    --------------    --------------
                                                                          (Amounts in thousands)

     Rental income...........................          $ 36,784       $   10,500        $    92,544      $   139,828
     Other income............................               921              449              1,236            2,606
                                                   --------------    --------------    --------------    --------------
     Total revenues..........................            37,705           10,949             93,780          142,434
                                                   --------------    --------------    --------------    --------------

     Cost of operations......................            11,421            5,372             26,021           42,814
     Depreciation............................             4,420            2,996             21,641           29,057
     Other expenses..........................             3,531               59              4,997            8,587
                                                   --------------    --------------    --------------    --------------
     Total expenses..........................            19,372            8,427             52,659           80,458
                                                   --------------    --------------    --------------    --------------

     Net income before minority interest.....            18,333            2,522             41,121           61,976
     Minority interest.......................                 -                -            (10,769)         (10,769)
                                                   --------------    --------------    --------------    --------------
     Net income..............................          $ 18,333       $    2,522        $    30,352      $    51,207
                                                   ==============    ==============    ==============    ==============
     At September 30, 1999:
     Real estate, net .......................          $112,239       $  207,729        $   779,142      $ 1,099,110
     Total assets............................           145,414          211,319            906,387        1,263,120
     Total liabilities.......................            59,533           11,006             65,038          135,577
     Minority interest.......................                 -                -            288,960          288,960
     Total equity............................            85,881          200,313            552,389          838,583

     The Company's investment (book value) at
       September 30, 1999....................          $136,333       $   60,094        $   243,952      $   440,379

     The Company's effective average ownership
       interest at September 30, 1999........               40%              30%                41%              39%

6.   Revolving line of credit
     ------------------------

              As of September 30, 1999, the Company had no borrowings on its unsecured credit agreement with a group of commercial banks. The credit agreement (the "Credit Facility") has a borrowing limit of $150 million and an expiration date of July 31, 2001. The expiration date may be extended by one year on each anniversary of the credit agreement. Interest on outstanding borrowings is payable monthly. At the option of the Company, the rate of interest charged is equal to (i) the prime rate or (ii) a rate ranging from the London Interbank Offered Rate ("LIBOR") plus 0.40% to

     LIBOR plus 1.10% depending on the Company's credit ratings and coverage ratios, as defined. In addition, the Company is required to pay a quarterly commitment fee of 0.250% (per annum) of the unused portion of the Credit Facility. The Credit Facility allows the Company, at its option, to request the group of banks to propose the interest rate they would charge on specific borrowings not to exceed $50 million. However, in no case may the interest rate proposal be greater than the amount provided by the Credit Facility.

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

              In connection with the merger with Storage Trust, minority interest increased by approximately $27.0 million, reflecting the fair value of 1,011,963 operating partnership units ("OP Units") in Storage Trust's operating partnership owned by minority interests. As of September 30, 1999, 770,892 of such units are outstanding. OP Units are convertible on a one-for-one basis (subject to certain limitations) into common shares of the Company at the option of the unitholder. Minority interest in income with respect to OP Units reflects the OP Units' share of the net income of the Company, with net income allocated to minority interests with respect to weighted average outstanding OP Units on a per unit basis equal to diluted earnings per common share. During the nine months ended September 30, 1999, 241,071 OP units were exchanged for an equal number of shares of the Company's common stock, for a total cost of approximately $6.4 million. These transactions had the effect of reducing minority interest by approximately $6.4 million.

              In addition, during the nine months ended September 30, 1999, the Company acquired limited partnership interests in certain of the Consolidated Entities in several transactions for an aggregate cost of $56.4 million, consisting of approximately $27.2 million in cash and $29.2 million in the issuance of the Company's common stock. These transactions had the effect of reducing minority interest by approximately $22.2 million. The excess of the cost over the underlying book value ($34.2 million) has been allocated to real estate facilities in consolidation.

8.   Shareholders' equity
     --------------------

     Preferred stock
     ---------------
              At September 30, 1999 and December 31, 1998, the Company had the following series of Preferred Stock outstanding:

                                               At September 30, 1999              At December 31, 1998
                                            ------------------------------     ------------------------------
                                Dividend       Shares                             Shares
               Series             Rate      Outstanding   Carrying Amount      Outstanding  Carrying Amount
----------------------------   ----------   -----------  -----------------     -----------  -----------------
Series A ..................        10.000     1,825,000   $   45,625,000        1,825,000   $   45,625,000
Series B ..................         9.200     2,386,000       59,650,000        2,386,000       59,650,000
Series C ..................    Adjustable     1,200,000       30,000,000        1,200,000       30,000,000
Series D ..................         9.500     1,200,000       30,000,000        1,200,000       30,000,000
Series E ..................        10.000     2,195,000       54,875,000        2,195,000       54,875,000
Series F ..................         9.750     2,300,000       57,500,000        2,300,000       57,500,000
Series G ..................         8.875         6,900      172,500,000            6,900      172,500,000
Series H ..................         8.450         6,750      168,750,000            6,750      168,750,000
Series I ..................         8.625         4,000      100,000,000            4,000      100,000,000
Series J ..................         8.000         6,000      150,000,000            6,000      150,000,000
Series K ..................         8.250         4,600      115,000,000                -                -
Series L ..................         8.250         4,600      115,000,000                -                -
Series M ..................         8.750         2,250       56,250,000                -                -
                                            -----------  -----------------     -----------  -----------------
Total  Cumulative  Senior  Preferred
   Stock ...........................         11,141,100   $1,155,150,000       11,129,650   $  868,900,000
                                            ===========  =================     ===========  =================

              On January 19, 1999, the Company issued 4.6 million depositary shares (each representing 1/1,000 of a share) of its Preferred Stock, Series K, raising net proceeds of approximately $111.3 million. On March 10, 1999, the Company issued 4.6 million depositary shares (each representing 1/1,000 of a share) of its Preferred Stock, Series L, raising net proceeds of approximately $111.3 million. On August 12, 1999, the Company issued 2.25 million depositary shares (each representing 1/1,000 of a share) of its Preferred Stock, Series M, raising net proceeds of approximately $54.4 million.

              Holders of the Company's preferred stock will not be entitled to vote on most matters, except under certain conditions and as noted above. In the event of a cumulative arrearage equal to six quarterly dividends or failure by the Company to maintain a Debt Ratio (as defined) of 50% or less, the holders of all outstanding series of preferred stock (voting as a single class without regard to series) will have the right to elect two additional members to serve on the Company's Board of Directors until all events of default have been cured. At September 30, 1999, there were no dividends in arrears and the Debt Ratio was 4.1%.

              Except under certain conditions relating to the Company's qualification as a REIT, the Senior Preferred Stock are not redeemable prior to the following dates: Series A - September 30, 2002, Series B March 31, 2003, Series C - June 30, 1999, Series D - September 30, 2004, Series E
     - January 31, 2005, Series F - April 30, 2005, Series G - December 31, 2000, Series H - January 31, 2001, Series I - October 31, 2001, Series J - August 31, 2002, Series K - January 19, 2004, Series L - March 10, 2004 and Series M - August 17, 2004. On or after the respective dates, each of the series of Senior Preferred Stock will be redeemable at the option of the Company, in whole or in part. The redemption price will be $25 per share (or depositary share in the case of the Series G, Series H, Series I, Series J, Series K, Series L and Series M), plus any accrued and unpaid dividends.

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

     Common Stock
     ------------
              During the nine months ended September 30, 1999, the Company issued 13,009,485 shares of common stock in connection with the merger with Storage Trust, 1,131,487 shares of common stock in connection with the acquisition of minority interests, 405,822 shares of common stock in connection with the exercise of stock options, and 241,071 shares of common stock in connection with the conversion of OP units.

              In June 1998, the Company's Board of Directors authorized the repurchase from time to time of up to 10,000,000 shares of the Company's common stock on the open market or in privately negotiated transactions. During the nine months ended September 30, 1999, the Company repurchased a total of 1,828,527 shares, for a total aggregate cost of approximately $46.5 million. Cumulatively since the repurchase announcement through September 30, 1999, the Company has repurchased a total of 4,647,927 shares of common stock (of the 10,000,000 shares authorized) at an aggregate cost of approximately $118.8 million. From October 1, 1999 through October 27, 1999, the Company repurchased an additional 357,200 shares of common stock at an aggregate cost of approximately $8.6 million.

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

              For these purposes, FFO per share of Common Stock (as defined) was $2.57 for the four consecutive calendar quarters ended September 30, 1999.

     Dividends
     ---------
              The following summarizes dividends paid during the first nine months of 1999:

                              Distributions Per Share
                                 or Depositary Share       Total Distributions
                               -----------------------   -----------------------
     Series A................           $1.875                $   3,422,000
     Series B................           $1.725                    4,116,000
     Series C................           $1.266                    1,519,000
     Series D................           $1.781                    2,137,000
     Series E................           $1.875                    4,116,000
     Series F................           $1.828                    4,205,000
     Series G................           $1.664                   11,482,000
     Series H................           $1.584                   10,694,000
     Series I................           $1.617                    6,469,000
     Series J................           $1.500                    9,000,000
     Series K ...............           $1.449                    6,668,000
     Series L ...............           $1.157                    5,323,000
     Series M ...............           $0.273                      615,000
                                                         -----------------------
                                                                 69,766,000
     Common..................           $0.66                    85,096,000
                                                         -----------------------
        Total dividends paid.                                 $ 154,862,000
                                                         =======================

              The dividends paid with respect to the Series K, Series L and Series M, represent a partial period from the date of issuance though September 30, 1999.

              The dividend rate on the Series C Preferred Stock for the each of the three quarters of 1999 was equal to 6.75% per annum. The dividend rate per annum will be adjusted quarterly and will be equal to the highest of one of three U.S. Treasury indices (Treasury Bill Rate, Ten Year Constant Maturity Rate, or Thirty Year Constant Maturity Rate) multiplied by 110%. However, the dividend rate for any dividend period will neither be less than 6.75% per annum nor greater than 10.75%. The dividend rate for the quarter ending December 31, 1999 will be equal to 6.75% per annum.

9.   Segment Information
     -------------------

              In July 1997, the FASB issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("FAS 131"), which establishes standards for the way that public business enterprises report information about operating segments. This statement is effective for financial statements for periods beginning after December 15, 1997. The Company has adopted this standard beginning with the year ended December 31, 1998.

              DESCRIPTION OF EACH REPORTABLE SEGMENT: The Company's reportable segments reflect the Company's significant operating activities that are evaluated separately by management. The company has two reportable segments: storage operations and commercial property operations.

              The storage segment comprises the direct  ownership,  development, and operation of storage facilities and the ownership of equity interests in entities that own storage properties. The commercial property segment reflects the Company's interest in the ownership, operation, and management of commercial properties. The vast majority of the Company's commercial property operations are conducted through PSB, and to a much lesser extent the Company and certain of its unconsolidated subsidiaries own commercial space, managed by PSB, within facilities that combine storage and commercial space for rent.

              MEASUREMENT OF SEGMENT PROFIT OR LOSS: The Company evaluates performance and allocates resources based upon the net segment income of each segment. Net segment income represents net income in conformity with Generally Accepted Accounting Principles and the Company's significant accounting policies as denoted in Note 2, before interest and other income, depreciation expense, interest expense, general and administrative expense, and minority interest in income. This net segment income is reflected on the Company's financial statements not only as rental income and cost of operations, but also as a component of equity in earnings of real estate entities. The accounting policies of the reportable segments are the same as those described in the Summary of Significant Accounting Policies.

              Corporate general and administrative expense, interest expense, interest and other income, depreciation expense, and minority interest in income are not allocated to segments because management does not utilize them to evaluate of the results of operations of each segment.

              MEASUREMENT OF SEGMENT ASSETS: No segment data relative to assets or liabilities is presented by the Company, management does not evaluate performance based upon the assets or liabilities of the segments. Management believes that the historical cost of the Company's real property does not have any significant bearing upon the performance of the commercial property and storage segments. In the same manner, management believes that the book value of investment in real estate entities have no bearing upon the results of those investments. The only other types of assets that might be allocated to individual segments are trade receivables, payables, and other assets which arise in the ordinary course of business, but they are also not a significant factor in the measurement of segment performance. The company performs post-acquisition analysis of various investments; however, such evaluations are beyond the scope of FAS 131.

              PRESENTATION OF SEGMENT INFORMATION: The Company's income statement provides most of the information required in order to determine the performance of each of the Company's segments. The following tables reconcile the performance of each segment, in terms of segment revenues and segment income, to the consolidated revenues and net income of the Company. It further provides detail of the segment components of the income statement item, "Equity in earnings of real estate entities."

                                                                      Nine months ended
                                                                         September 30,
                                                                   -----------------------
                                                                     1999          1998         Change
                                                                   ---------     ---------     ---------
                                                                       (Dollar amounts in thousands)

RECONCILIATION OF REVENUES BY SEGMENT:

Storage
-------
  Storage property rentals.................................        $456,633      $379,019       $77,614
  Equity in earnings - storage property operations.........          15,483        14,161         1,322
                                                                   ---------     ---------     ---------
      Storage segment revenues.............................         472,116       393,180        78,936
                                                                   ---------     ---------     ---------
Commercial  properties
----------------------
  Commercial property rentals..............................           5,973        21,229       (15,256)
  Equity in earnings - commercial property operations......          26,531        14,881        11,650
                                                                   ---------     ---------     ---------
      Commercial properties  segment revenues..............          32,504        36,110        (3,606)
                                                                   ---------     ---------     ---------
Other items not allocated to segments
-------------------------------------
  Equity in earnings - Depreciation (storage) .............          (5,784)       (5,084)         (700)
  Equity in earnings - Depreciation (commercial properties)          (8,621)       (4,818)       (3,803)
  Equity in earnings - general and administrative and other          (3,640)       (2,542)       (1,098)
  Interest and other income................................          12,640        15,950        (3,310)
                                                                   ---------     ---------     ---------
      Total other items not allocated to segments..........          (5,405)        3,506        (8,911)
                                                                   ---------     ---------     ---------
      Total revenues.......................................        $499,215      $432,796       $66,419
                                                                   =========     =========     =========

                                                                     Nine months ended
                                                                        September 30,
                                                                  -----------------------
                                                                     1999         1998       Change
                                                                  ----------  -----------  ----------
                                                                     (Dollar amounts in thousands)
RECONCILIATION OF NET INCOME BY SEGMENT:

Storage
-------
  Storage properties ......................................       $  300,611  $  232,600   $  68,011
  Equity in earnings - storage property operations.........           15,483      14,161       1,322
                                                                  ----------  -----------  ----------
      Total storage segment net income.....................          316,094     246,761      69,333
                                                                  ----------  -----------  ----------

Commercial  properties
----------------------
  Commercial properties....................................            3,980      14,042     (10,062)
  Equity in earnings - commercial property operations......           26,531      14,881      11,650
                                                                  ----------  -----------  ----------
      Total commercial property segment net income.........           30,511      28,923       1,588
                                                                  ----------  -----------  ----------

Other items not allocated to segments
-------------------------------------
  Equity in earnings - depreciation (storage) .............           (5,784)     (5,084)       (700)
  Equity in earnings - depreciation (commercial properties)           (8,621)     (4,818)     (3,803)
  Equity in earnings - general and administrative and other           (3,640)     (2,542)     (1,098)
  Depreciation - storage...................................         (100,238)    (77,976)    (22,262)
  Depreciation - commercial properties.....................           (1,327)     (4,707)      3,380
  Interest and other income................................           12,640      15,950      (3,310)
  General and administrative...............................           (9,371)     (9,591)        220
  Interest expense.........................................           (5,870)     (2,926)     (2,944)
  Minority interest in income..............................          (12,149)    (16,141)      3,992
                                                                  ----------  -----------  ----------
      Total other items not allocated to segments..........         (134,360)   (107,835)    (26,525)
                                                                  ----------  -----------  ----------

      Total net income ....................................       $  212,245  $  167,849   $  44,396
                                                                  ==========  ===========  ==========

10.  Subsequent Events
     -----------------

              On November 4, 1999, the Company's Board of Directors declared a $0.22 per common share quarterly dividend, along with quarterly dividends payable on the Company's various series of preferred stock. Distributions are payable on December 31, 1999 to shareholders of record as of December 15, 1999.

              In addition, the Board of Directors declared a special distribution to the Company's common shareholders. The special distribution is comprised of (i) $.65 per common share payable in depositary shares, representing interests in Equity Stock, Series A, with cash being paid in lieu of fractional shares or (ii) at the election of each common shareholder $.62 per common share payable in cash. The special distribution is payable on January 14, 2000 to shareholders of record as of November 15, 1999.

              No shares of Equity Stock, Series A are presently outstanding, and no market currently exists for the Equity Stock. The fair value of depositary shares on the date of payment is expected to be $20 per depositary share. The valuation of the depositary shares will be determined by our Board of Directors based on advice from a financial advisor.

              The following summarizes the terms of the depositary shares representing the Equity Stock, Series A:

(i)               Distributions: During any calendar year (prorated for the year
                  2000), each depositary share shall receive the lesser of: a) five times the per share dividend on the Common Stock or b) $2.45.

(ii) Redemption: except in order to preserve the Company's federal income tax status as a REIT, the Company may not redeem the depositary shares before March 31, 2005. On or after March 31, 2005, the Company may, at its option, redeem the depositary shares at $24.50 per depositary share.

(iii) Liquidation: if the Company is liquidated, the amount payable per depositary share is the same as the amount payable per share of the Company's common stock, but cannot exceed $24.50 per depositary share.

(iv) Preferences: the depositary shares have no preference over the Company's common stock either as to dividends or in liquidation, and the Company has no obligation to redeem the depositary shares.

(v) Conversion: if the Company fails to preserve its federal income tax status as a REIT, the depositary shares will be convertible into common stock. The depositary shares are otherwise not convertible into common stock.

(vi) Voting rights: holders of depositary shares vote as a single class with our holders of common stock on shareholder matters, but the depositary shares have the equivalent of one-tenth of a vote per depositary share.

ITEM 2. MANAGEMENT'S  DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
        ------------------------------------------------------------------------
        OF OPERATIONS
        -------------

         The following discussion and analysis should be read in conjunction with the Company's consolidated financial statements and notes thereto.

         FORWARD LOOKING STATEMENTS: When used within this document, the words "expects," "believes," "anticipates," "should," "estimates," and similar expressions are intended to identify "forward-looking statements" within the meaning of that term in Section 27A of the Securities Exchange Act of 1933, as amended, and in Section 21F of the Securities Exchange Act of 1934, as amended. Such forward-looking statements involve known and unknown risks, uncertainties, and other factors, which may cause the actual results and performance of the Company to be materially different from those expressed or implied in the forward looking statements. Such factors include the impact of competition from new and existing storage and commercial facilities which could impact rents and occupancy levels at the Company's facilities; the Company's ability to evaluate, finance, and integrate acquired and developed properties into the Company's existing operations; the Company's ability to effectively compete in the markets that it does business in; the impact of the regulatory environment as well as national, state, and local laws and regulations including, without limitation, those governing Real Estate Investment Trusts; the acceptance by consumers of the Pickup and Delivery concept; the impact of general economic conditions upon rental rates and occupancy levels at the Company's facilities; and the availability of permanent capital at attractive rates.

RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

         Net income for the three months ended September 30, 1999 was $76,752,000 compared to $62,286,000 for the same period in 1998, representing an increase of $14,466,000 or 23.2%. Net income for the nine months ended September 30, 1999 was $212,245,000 compared to $167,849,000 for the same period in 1998, representing an increase of $44,396,000 or 26.4%. The increase in net income was primarily the result of improved property operations, the acquisition of additional real estate investments during 1998 and 1999 and the reduction in losses with respect to the portable self-storage operations.

         Net income allocable to the common shareholders was $52,340,000 ($0.40 per diluted common share, based on 129,249,000 weighted average diluted shares) for the three months ended September 30, 1999 compared to $43,233,000 ($0.37 per diluted common share, based on 116,726,000 weighted average diluted shares) for the same period in 1998. In computing net income per common share, dividends to the Company's preferred shareholders ($24,412,000 and $19,053,000, respectively for the three months ended September 30, 1999 and 1998, respectively) have been deducted from net income in determining net income allocable to the Company's common shareholders.

         Net income allocable to the common shareholders was $142,479,000 ($1.13 per diluted common share, based on 125,833,000 weighted average diluted shares) for the nine months ended September 30, 1999 compared to $108,527,000 ($0.95 per diluted common share, based on 113,762,000 weighted average diluted shares) for the same period in 1998. In computing net income per common share, dividends to the Company's preferred shareholders ($69,766,000 and $59,322,000 for the nine months ended September 30, 1999 and 1998, respectively) have been deducted from net income in determining net income allocable to the Company's common shareholders.

REAL ESTATE OPERATIONS
--------------------------------------------------------------------------------

         Rental income and cost of operations have increased for the three and nine months ended September 30, 1999 compared to the same periods in 1998 due primarily to the Company's merger and acquisition activities throughout 1998 and 1999, most notably the merger with Storage Trust. This was offset partially by the deconsolidation of PSB whereby the accounts of PSB, effective April 1, 1998, were no longer consolidated with the Company's and the Company began to account for its investment in PSB using the equity method. As a result of the Company's merger and acquisition activities, the number of storage facilities included in the Company's consolidated financial statements has increased from 953 at September 30, 1998 to 1,201 at September 30, 1999.

         STORAGE OPERATIONS: The following table summarizes the operating results (before depreciation) of (i) the 885 storage facilities that the Company has owned and operated on a stabilized basis throughout the period from January 1, 1998 to September 30, 1999 (the "Consistent Group") and (ii) operations for all other storage facilities:

SUMMARY OF STORAGE OPERATIONS - HISTORICAL
------------------------------------------

                                           Three months ended                         Nine months ended
                                             September 30,                              September 30,
                                          ----------------------                     ----------------------
                                            1999         1998      Change              1999         1998      Change
                                          ---------    ---------  ---------          ---------    ---------  ---------
                                                     (Amounts in thousands, except per square foot data)

Rental income
-------------
    Consistent Group.............         $124,970     $120,407       3.8%           $362,506     $347,445       4.3%
    Other facilities.............           41,013       15,758     160.3%             94,127       31,574     198.1%
                                          ---------    ---------  ---------          ---------    ---------  ---------
                                           165,983      136,165      21.9%            456,633      379,019      20.5%
                                          ---------    ---------  ---------          ---------    ---------  ---------
Cost of Operations
------------------
    Consistent Group.............           35,443       35,113       0.9%            107,064      104,483       2.5%
    Other facilities.............           18,823       14,895      26.4%             48,958       41,936      16.7%
                                          ---------    ---------  ---------          ---------    ---------  ---------
                                            54,266       50,008       8.5%            156,022      146,419       6.6%
                                          ---------    ---------  ---------          ---------    ---------  ---------
Net operating income
--------------------
    Consistent Group.............           89,527       85,294       5.0%            255,442      242,962       5.1%
    Other facilities.............           22,190          863   2,471.3%             45,169      (10,362)        -
                                          ---------    ---------  ---------          ---------    ---------  ---------
                                          $111,717      $86,157      29.7%           $300,611     $232,600      29.2%
                                          =========    =========  =========          =========    =========  =========
FOR FACILITIES OWNED AT PERIOD END:

Number of facilities.............            1,201          953      26.0%              1,201          953      26.0%

Net rentable square feet
    (in 000's)...................           71,137       57,262      24.2%             71,137        57,262     24.2%

CONSISTENT GROUP DATA:

Weighted average annualized
    realized rent per occupied
    square foot..................            $10.26       $9.86       4.1%              $10.00        $9.59      4.3%
Weighted average annualized
    scheduled rent per square                $10.25      $10.09       1.6%              $10.23        $9.99      2.4%
    foot.........................
Weighted average occupancy for
    the period...................             93.0%       93.4%      (0.4)%              92.2%        92.3%     (0.1)%


         Operations with respect to the "other facilities" include a partial period of operations with respect to facilities that were acquired or disposed of since January 1, 1998, as well as other facilities that were not operated on a stabilized basis throughout this period.

         Rental income for the Consistent Group facilities for the three and nine months ended September 30, 1999, respectively, is net of promotional discounts totaling $2.9 million and $10.4 million, respectively, compared to $3.4 million and $11.2 million for the same periods in 1998. Costs of operations for the Consistent Group facilities for the three and nine months ended September 30, 1999, respectively, includes costs associated with the telephone reservation center and advertising totaling $3.4 million and $10.6 million, respectively, compared to $2.8 million and $8.3 million, respectively, for the same periods in 1998.

         COMMERCIAL PROPERTY OPERATIONS: The following table sets forth the commercial property operations included in the Company's financial statements:

   COMMERCIAL PROPERTY OPERATIONS - HISTORICAL
   -------------------------------------------

                                      Three months ended                             Nine months ended
                                        September 30,                                  September 30,
                                   -----------------------                        -----------------------
                                     1999          1998          Change             1999          1998         Change
                                   ---------     ---------     ---------          ---------     ---------     ---------
                                                                (Amounts in thousands)

   Rental income.............      $  2,111      $   1,833        15.2%           $  5,973       $ 21,229      (71.9)%
   Cost of operations........           724            685         5.7%              1,993          7,187      (72.3)%
                                   ---------     ---------     ---------          ---------     ---------     ---------
   Net operating income......      $  1,387      $   1,148        20.8%           $  3,980       $ 14,042      (71.7)%
                                   =========     =========     =========          =========     =========     =========

         During the second quarter of 1998, the Company ceased to have a controlling interest in PSB. As a result, effective April 1, 1998, the Company no longer includes the accounts of PSB in its consolidated financial statements and began accounting for its investment in PSB using the equity method (see "Equity in earnings of real estate entities"). The income statement for the nine months ended September 30, 1998 includes the consolidated operating results of PSB for the three months ended March 31, 1998. The significant decrease in rental income and cost of operations for the nine months ended September 30, 1999 as compared to the same period in 1998 reflects the Company's deconsolidation of PSB.

         EQUITY IN EARNINGS OF REAL ESTATE ENTITIES: In addition to its ownership of 12,723,625 common shares and operating partnership units in PSB, the Company had general and limited partnership interests in 14 limited partnerships at September 30, 1999. (PSB and the limited partnerships are collectively referred to as the "Unconsolidated Entities"). Due to the Company's limited ownership interest and limited control of these entities, the Company does not consolidate the accounts of these entities for financial reporting purposes, and accounts for such investments using the equity method.

         Equity in earnings of real estate entities for the nine months ended September 30, 1999 consists of the Company's pro rata share of the Unconsolidated Entities based upon the Company's ownership interest for the period. In the aggregate, the Unconsolidated Entities own a total of 245 real estate facilities, 122 of which are storage facilities. The following table sets forth the significant components of the Company's equity in earnings of real estate entities:

                                       Three months ended                           Nine months ended
                                         September 30,                                September 30,
                                   -------------------------                      -----------------------
                                      1999         1998            Change           1999          1998         Change
                                   ---------       ---------      ---------       ---------     ---------     ---------
                                                                 ( Amounts in thousands)
  Property operations:
      PSB......................     $  9,231       $  7,437        $ 1,794        $ 26,531      $ 14,881      $ 11,650
      Development Joint Venture          690            252            438           1,605           432         1,173
      Other partnerships.......        3,674          3,061            613          13,878        13,729           149
                                   ---------       ---------      ---------       ---------     ---------     ---------
                                      13,595         10,750          2,845          42,014        29,042        12,972
                                   ---------       ---------      ---------       ---------     ---------     ---------
  Depreciation:
      PSB......................       (3,014)        (2,423)          (591)         (8,621)       (4,818)       (3,803)
      Development Joint Venture         (335)          (173)          (162)           (900)         (364)         (536)
      Other partnerships.......       (1,482)          (667)          (815)         (4,884)       (4,720)         (164)
                                   ---------       ---------      ---------       ---------     ---------     ---------
                                      (4,831)        (3,263)        (1,568)        (14,405)       (9,902)       (4,503)
                                   ---------       ---------      ---------       ---------     ---------     ---------
  Other: (1)
      PSB......................       (1,479)          (275)        (1,204)         (3,362)         (776)       (2,586)
      Development Joint Venture            8             29            (21)             51            87           (36)
      Other partnerships.......         (793)          (579)          (214)           (329)       (1,853)        1,524
                                   ---------       ---------      ---------       ---------     ---------     ---------
                                      (2,264)          (825)        (1,439)         (3,640)       (2,542)       (1,098)
                                   ---------       ---------      ---------       ---------     ---------     ---------

  Total equity in earnings of
    real estate entities.......     $  6,500       $  6,662        $  (162)       $ 23,969      $ 16,598      $  7,371
                                   =========       =========      =========       =========     =========     =========

         (1) "Other" reflects the Company's share of general and administrative expense, interest expense, interest income, and other non-property, non-depreciation related operating results of these entities. For PSB, it also includes the Company's share of preferred dividends paid by PSB.


         The increase in 1999 earnings compared to 1998 is principally the result of the deconsolidation of PSB whereby the accounts of PSB, effective April 1, 1998, were no longer consolidated with the Company's and the Company began to account for its investment in PSB using the equity method.

OTHER INCOME AND EXPENSE ITEMS
--------------------------------------------------------------------------------

         INTEREST AND OTHER INCOME: The Company operates additional businesses through affiliates, including management of facilities, retail sales of locks, boxes, and packing supplies as well as the rental of trucks. The net results of these businesses are presented along with interest and other income, as "interest and other income." The components of interest and other income are detailed as follows:

  INTEREST AND OTHER INCOME:
  --------------------------

                                       Three months ended                           Nine months ended
                                         September 30,                                September 30,
                                    -------------------------                     ------------------------
                                       1999           1998           Change          1999          1998         Change
                                    ----------     ----------      ----------     ----------    ----------    ----------
                                                                 (Amounts in thousands)
  Sales of packaging material and
  truck rental income:
     Revenues.................      $   3,987      $   2,572         55.0%        $   9,606     $   6,243        53.9%
     Cost of operations.......         (2,801)        (1,764)        58.8%           (6,998)       (4,897)       42.9%
                                    ----------     ----------      ----------     ----------    ----------    ----------
       Net operating income...          1,186            808         46.8%            2,608         1,346        93.8%
  Facility management
     Revenues.................          1,327          1,388         (4.4)%           4,150         4,805       (13.6)%
     Cost of operations.......           (179)          (226)       (20.8)%            (651)         (780)      (16.5)%
                                    ----------     ----------      ----------     ----------    ----------    ----------
       Net operating income...          1,148          1,162         (1.2)%           3,499         4,025       (13.1)%
  Interest and other income...          2,035          3,113        (34.6)%           6,533        10,579       (38.2)%
                                    ----------     ----------      ----------     ----------    ----------    ----------
   Total interest and other
   income.....................      $   4,369      $   5,083        (14.0)%       $  12,640     $  15,950       (20.8)%
                                    ==========     ==========      ==========     ==========    ==========    ==========

         Interest and other income principally consists of interest earned on cash balances and interest related to mortgage notes receivable. The decrease in interest income for the nine months ended September 30, 1999 compared to the same periods in 1998 is primarily due to decreased interest income on excess cash balances.

         DEPRECIATION AND AMORTIZATION: Depreciation and amortization expense has increased $9,397,000 to $36,640,000 for the three months ended September 30, 1999 as compared to $27,243,000 for the same period in 1998. Depreciation and amortization expense has increased $18,882,000 to $101,565,000 for the nine months ended September 30, 1999 as compared to $82,683,000 for the same period in 1998. These increases are principally due to the acquisition of additional real estate facilities during 1998 and 1999, offset partially by the deconsolidation of PSB. Amortization expense with respect to intangible assets totaled $2,328,000 and $6,984,000 for the three and nine months, respectively, ended September 30, 1999 and 1998.

         MINORITY INTEREST IN INCOME: Minority interest in income represents the income allocable to equity interests in the Consolidated Entities, which are not owned by the Company. Minority interest in income was $4,492,000 and $12,149,000, respectively, for the three and nine months ended September 30, 1999, as compared to $5,572,000 and $16,141,000, respectively, for the same periods in 1998.

         The decrease in minority interest in income is primarily the result of the deconsolidation of PSB, whereby the minority interest with respect to PSB after September 30, 1998 was removed from the Company's consolidated financial statements.

         SUPPLEMENTAL PROPERTY DATA AND TRENDS: At September 30, 1999, there were approximately 48 ownership entities owning in aggregate 1,323 storage facilities, including the facilities which the Company owns and/or operates. At September 30, 1999, 122 of these facilities were owned by the Unconsolidated Entities, in which the Company has an ownership interest and uses the equity method of accounting. The remaining 1,201 facilities are owned by the Company and Consolidated Entities. The following table summarizes the Company's investment in real estate facilities as of September 30, 1999:

                                                Number of Facilities in which the      Net Rentable Square Footage
                                                Company has an ownership interest             (in thousands)
                                                ---------------------------------    ---------------------------------
                                                  Storage    Commercial               Storage    Commercial
                                                Facilities   Properties    Total     Facilities  Properties    Total
                                                -----------------------   -------    -----------------------   -------
Wholly-owned facilities....................          633            1         634      38,708             9      38,717
Facilities owned by Consolidated Entities            568            -         568      32,429             -      32,429
                                                ----------    ---------   -------     ----------    ---------   -------
    Total consolidated facilities..........        1,201            1       1,202      71,137             9      71,146
Facilities owned by Unconsolidated Entities          122          123         245       7,171        11,986      19,157
                                                ----------    ---------   -------     ----------    ---------   -------
    Total  facilities  in which  the  Company
      has an ownership interest............        1,323          124       1,447      78,308        11,995      90,303
                                                ==========    =========   =======     ==========    =========   =======

         In order to evaluate how the Company's overall portfolio has performed, management analyzes the operating performance of a consistent group of storage facilities representing 978 (57.2 million net rentable square feet) of the 1,323 storage facilities (herein referred to as "Same Store" storage facilities). The 978 facilities represent a pool of properties, which have been operated under the "Public Storage" name, at a stabilized level, by the Company since January 1, 1994. From time to time, the Company removes facilities from the Same Store pool as a result of expansions or dispositions of the properties, primarily from condemnations by governmental authorities, which make such facilities' results not comparable to previous periods. The Same Store group of properties includes 896 consolidated facilities and 82 facilities owned by Unconsolidated Entities. The following table summarizes the pre-depreciation historical operating results of the Same Store storage facilities:

SAME STORE STORAGE FACILITIES (978 FACILITIES):
-----------------------------------------------
(historical property operations)

                                     Three months ended September 30,           Nine months ended September 30,
                                  --------------------------------------    --------------------------------------
                                     1999            1998        Change         1999           1998        Change
                                  ------------   ------------   --------    ------------   ------------   --------
                                                                 (Amounts in thousands)
Rental income .................   $   140,494    $   134,639      4.3%      $  406,592     $   388,331      4.7%
Cost of operations (include
  an imputed 6% property
  management fee) (1) .........        46,386         45,311      2.4%         139,242         135,048       3.1%
                                  ------------   ------------   --------    ------------   ------------   --------
Net operating income ..........   $    94,108    $    89,328      5.4%      $  267,350     $   253,283       5.6%
                                  ============   ============   ========    ============   ============   ========

Gross profit margin (2) .......         67.0%          66.3%      0.7%            65.8%          65.2%       0.6%

Weighted Average:
  Occupancy during the
     period ...................         93.4%          93.7%     (0.3)%           92.7%          92.7%       0.0%

   Annualized realized rent
     per sq. ft. for period.(3)   $     10.51    $     10.06      4.5%      $     10.23    $      9.77       4.7%

   Annualized scheduled rent
     per sq. ft. for period (3)   $     10.51    $     10.31      1.9%      $     10.49    $     10.20       2.8%


1. Assumes payment of property management fees on all facilities, including those facilities owned by the Company for which effective November 16, 1995 no fee is paid.

2. Gross profit margin is computed by dividing property net operating income (which excludes depreciation expense) by rental revenues. Cost of operations includes a 6% management fee. The gross profit margin excluding the property management fee was 73.0% and 72.3% for the three months ended September 30, 1999 and 1998, respectively; and 71.8% and 71.2% for the nine months ended September 30, 1999 and 1998, respectively.

3. Realized rent per square foot represents the actual revenue earned per occupied square foot during the period - annualized. Management believes this is a more relevant measure than the scheduled rental rates, since scheduled rates can be discounted through the use of promotions.

         Rental income for the Same Store facilities included promotional discounts totaling $3,058,000 and $11,095,000, respectively, for the three and nine months ended September 30, 1999, respectively as compared to $3,556,000 and $11,901,000 for the same periods in 1998.

         During the year ended December 31, 1998 as compared to the year ended December 31, 1997, the Same Store facilities exhibited growth in rental income and net operating income of 7.6% and 8.2%, respectively, as a result of increased realized rents and occupancies. The growth in rental income and net operating income has decreased in the first nine months of 1999 to 4.7% and 5.6% , respectively, as compared to the first nine months of 1998. The Company expects the level of growth to continue at levels less than that experienced in 1998, as it expects no significant increases in occupancies and expects continued moderated increases in realized rents.

         Same Store cost of operations are analyzed as follows:

                                       Three months ended September 30,           Nine months ended September 30,
                                     ---------------------------------------    --------------------------------------
                                        1999           1998         Change         1999           1998        Change
                                     ---------       ---------     ---------    ---------       ---------    ---------
                                                                 (Amounts in thousands)
   Payroll expense.............      $  11,297       $  11,390       (0.8)%     $  34,480       $  33,800        2.0%
   Property taxes..............         11,912          11,875        0.3%         35,634          36,059       (1.2)%
   Imputed 6% property
     management fees...........          8,430           8,078        4.4%         24,395          23,299        4.7%
   Advertising.................          1,648           1,070       54.0%          5,595           3,774       48.3%
   Telephone reservation center
     costs.....................          2,144           2,001        7.1%          6,103           5,295       15.3%
   Other.......................         10,955          10,897        0.5%         33,035          32,821        0.6%
                                     ---------       ---------     ---------    ---------       ---------    ---------
                                     $  46,386       $  45,311        2.4%      $ 139,242       $ 135,048        3.1%
                                     =========       =========     =========    =========       =========    =========

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

                                                                        For the nine months ended
                                                                             September 30,
                                                                       ----------------------------
                                                                           1999           1998
                                                                       ------------    ------------
                                                                          (Amounts in thousands)
Net income........................................................      $ 212,245       $ 167,849
Depreciation and amortization.....................................        101,565          82,683
Less - Depreciation with respect to non-real estate assets........         (3,631)         (3,055)
Depreciation from Unconsolidated Entities.........................         14,405           9,902
Minority interest in income.......................................         12,149          16,141
                                                                       ------------    ------------
  Net cash provided by operating activities.......................        336,733         273,520

Distributions from operations to minority interests...............        (19,501)        (25,565)
                                                                       ------------    ------------
Cash from operations allocable to the Company's shareholders......        317,232         247,955

Less: preferred stock dividends...................................        (69,766)        (59,322)
                                                                       ------------    ------------
Cash from operations available to common shareholders.............        247,466         188,633

Capital improvements to maintain facilities:......................        (18,158)        (19,257)
Add back: minority interest share of capital improvements
     to maintain facilities.......................................            888           1,582
                                                                       ------------    ------------
Funds available for principal payments on debt, common
     dividends and reinvestment...................................        230,196         170,958

Cash distributions to common shareholders.........................        (85,096)        (75,270)
                                                                       ------------    ------------
Funds available for principal payments on debt and reinvestment...      $ 145,100       $  95,688
                                                                       ============    ============

         The Company expects to fund its growth strategies with cash on hand at September 30, 1999, internally generated retained cash flows, proceeds from issuing equity securities and borrowings under its $150 million credit facility. The Company intends to repay amounts borrowed under the credit facility from undistributed operating cash flow or, as market conditions permit and are determined to be advantageous, from the public or private placement of equity securities.

         The Company's portfolio of real estate facilities remains substantially unencumbered. At September 30, 1999, the Company had debt outstanding of $172.0 million, of which $30.0 million is mortgage debt and $142.0 million is unsecured senior notes, and had consolidated real estate facilities with a book value of $3.4 billion. The Company has been reluctant to finance its acquisitions with debt and generally will only increase its mortgage borrowing through the assumption of pre-existing debt on acquired real estate facilities.

         During the first  quarter of 1999,  the  Company  issued a total of 9.2 million depositary shares (each representing 1/1,000 of a share) of its Preferred Stock, Series K and L, raising net proceeds of approximately $222.6 million. During the third quarter of 1999, the Company issued a total of 2.3 million depositary shares (each representing 1/1,000 of a share) of its Preferred Stock, Series M, raising net proceeds of approximately $54.4 million. Proceeds from these offerings were used to fund the Company's real estate investment activities.

         DISTRIBUTION REQUIREMENTS: The Company's conservative distribution policy has been the principal reason for the Company's ability to retain significant operating cash flows which have been used to make additional investments and reduce debt. During the nine months ended September 30, 1999 and 1998, the Company distributed to common shareholders approximately 34.4% and 39.9% of its cash available from operations allocable to common shareholders, respectively.

         During the nine months ended September 30, 1999, the Company paid dividends totaling $69,766,000 to the holders of the Company's Senior Preferred Stock and $85,096,000 to the holders of Common Stock. The Company estimates the regular distribution requirements for fiscal 1999 with respect to Senior Preferred Stock outstanding at September 30, 1999 to be approximately $94.8 million.

         On November 4, 1999, the Company's Board of Directors declared a $0.22 per common share quarterly dividend, along with quarterly dividends payable on the Company's various series of preferred stock. Distributions are payable on

December 15, 1999 to shareholders of record as of December 31, 1999.

         In addition, the Board of Directors declared a special distribution to the Company's common shareholders. The special distribution is comprised of (i) $.65 per common share payable in depositary shares, representing interests in Equity Stock, Series A, with cash being paid in lieu of fractional shares or
(ii) at the election of each common shareholder $.62 per common share payable in cash. The special distribution is payable on January 14, 2000 to shareholders of record as of November 15, 1999.

         The federal income tax rules applicable to REITs impose an excise tax if a REIT does not meet certain minimum distribution requirements. For 1999, after taking into account our regular distributions on our common and preferred stocks, we estimate we need an additional distribution in order to avoid incurring that excise tax. The special distribution is intended to meet our distribution requirement for 1999 and will be taxable to our common shareholders, and deductible by the Company, in 1999.

         No shares of Equity Stock, Series A are presently outstanding, and no market currently exists for the Equity Stock. The fair value of depositary shares on the date of payment is expected to be $20 per depositary share. The valuation of the depositary shares will be determined by our Board of Directors based on advice from a financial advisor.

         The creation of the Equity Stock, Series A may expand our financial flexibility by providing us with a third permanent equity security. If the Equity Stock is well received by the shareholders and the market, the Company may be able to continue our growth by issuing additional Equity Stock and preferred stock. Using those sources of permanent capital, rather than issuing additional common stock, may be less likely to dilute the interest of existing common shareholders in future growth.

              The following summarizes the terms of the depositary shares representing the Equity Stock, Series A:

(i) Distributions: During any calendar year (prorated for the year 2000), each depositary share shall receive the lesser of: a) five times the per share dividend on the Common Stock or b) $2.45.

(ii) Redemption: except in order to preserve the Company's federal income tax status as a REIT, the Company may not redeem the depositary shares before March 31, 2005. On or after March 31, 2005, the Company may, at its option, redeem the depositary shares at $24.50 per depositary share.

(iii) Liquidation: if the Company is liquidated, the amount payable per depositary share is the same as the amount payable per share of the Company's common stock, but cannot exceed $24.50 per depositary share.

(iv) Preferences: the depositary shares have no preference over the Company's common stock either as to dividends or in liquidation, and the Company has no obligation to redeem the depositary shares.

(v) Conversion: if the Company fails to preserve its federal income tax status as a REIT, the depositary shares will be convertible into common stock. The depositary shares are otherwise not convertible into common stock.

(vi) Voting rights: holders of depositary shares vote as a single class with our holders of common stock on shareholder matters, but the depositary shares have the equivalent of one-tenth of a vote per depositary share.

         CAPITAL  IMPROVEMENT  REQUIREMENTS:  During 1999, the Company  budgeted approximately $20.1 million for capital improvements in respect of its consolidated properties ($19.5 million for its storage facilities and $0.6 million for its commercial space), excluding amounts to be incurred with respect to the facilities acquired in the Storage Trust merger. The minority interests' share of the budgeted capital improvements is approximately $1.5 million. During the nine months ended September 30, 1999, the Company incurred capital improvements of approximately $18.2 million. In addition, the Company expects to spend approximately $15 million in property improvements to the properties acquired in the Storage Trust merger in the period following the merger.

         DEBT SERVICE REQUIREMENTS: The Company does not believe it has any significant refinancing risks with respect to its notes payable, all of which is fixed rate. At September 30, 1999, the Company had total outstanding notes payable of approximately $171,952,000 (including $100,000,000 assumed in connection with the March 1999 merger with Storage Trust). Approximate principal maturities of notes payable at September 30, 1999 are as follows:

                                   Unsecured      Fixed Rate
                                 Senior Notes    Mortgage Debt       Total
                                 ------------    -------------    -----------
                                              (Amounts in thousands)
  1999 (remainder of)......       $    4,000     $      924       $    4,924
  2000.....................            8,750          2,622           11,372
  2001.....................            9,500          2,910           12,410
  2002.....................           24,450          3,229           27,679
  2003.....................           35,900          3,584           39,484
  Thereafter...............           59,400         16,683           76,083
                                 ------------    -------------    -----------
                                  $  142,000     $   29,952       $  171,952
                                 ============    =============    ===========
  Weighted Average Rate                 7.4%          10.3%             7.9%
                                 ============    =============    ===========

         REPURCHASES OF THE COMPANY'S COMMON STOCK: As previously announced, the Company's Board of Directors authorized the repurchase from time to time of up to 10,000,000 shares of the Company's common stock on the open market or in privately negotiated transactions. In the nine months ended September 30, 1999, the Company repurchased a total of 1,828,527 shares, for a total aggregate cost of approximately $46.5 million. Cumulatively since the repurchase announcement, through September 30, 1999, the Company has repurchased a total of 4,647,927 shares of common stock at an aggregate cost of approximately $118.8 million. From October 1, 1999 through October 27, 1999, the Company repurchased an additional 357,200 shares of common stock at an aggregate cost of approximately $8.6 million.

         DEVELOPMENT ACTIVITIES: As previously announced, in April 1997, the Company and an institutional investor formed a joint venture partnership for the purpose of developing up to $220 million of storage facilities. The joint venture is funded solely with equity capital consisting of 30% from the Company and 70% from the institutional investor. The Company's share of the cost of the real estate in the joint venture is approximately $63.7 million at September 30, 1999.

         During the nine months ended September 30, 1999, the joint venture opened 15 new storage facilities that it had developed (approximately 903,000 net rentable sq. ft.). In addition, 2 projects that were completed by the Company in 1998 were contributed to the joint venture during the nine months ended September 30, 1999. As of September 30, 1999, the joint venture had 41 operating facilities, with 2,476,000 net rentable square feet and total development costs of approximately $193.1 million. As of September 30, 1999, the joint venture is developing 5 additional projects (approximately 376,000 net rentable square feet) that were in process, with total costs incurred of $19.2 million and estimated remaining costs to complete of $9.6 million.

         The joint venture is reviewing the final 2 projects (approximately 131,000 net rentable sq. ft), and upon approval the joint venture will be fully committed. These projects are developed by the Company until they are approved by the joint venture. As of September 30, 1999, the Company has incurred total development costs of $11.3 million (estimated remaining costs to complete of $0.3 million) with respect to these 2 projects.

         Excluding the 2 properties that are being reviewed by the joint venture and the 5 properties that the joint venture is developing, the Company is developing 37 additional storage facilities with total incurred costs at September 30, 1999 of $100.1 million (estimated remaining costs to complete of $104.2 million), and has identified 23 additional storage facilities for development, with total estimated costs of approximately $115.3 million. These projects are subject to significant contingencies.

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

         FUNDS FROM OPERATIONS: Total funds from operations or "FFO" increased to $317,232,000 for the nine months ended September 30, 1999 compared to $247,955,000 for the same period in 1998. FFO available to common shareholders (after deducting preferred stock dividends) increased to $247,466,000 for the nine months ended September 30, 1999 compared to $188,633,000 for the same period in 1998. FFO means net income or (loss) (computed in accordance with generally accepted accounting principles) before: (i) gain or (loss) on early extinguishment of debt, (ii) minority interest in income and (iii) gain or
(loss)  on the  disposition  of real  estate,  adjusted  as  follows:  (i)  plus depreciation and amortization (including the Company's pro-rata share of depreciation and amortization of unconsolidated equity interests and amortization of assets acquired in a merger, including property management agreements and goodwill), and (ii) less FFO attributable to minority interest.

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

         The Company exchanges electronic data with certain outside vendors in the banking and payroll processing areas. The Company has been advised by these vendors that their systems are Year 2000 compliant. The Company is not aware of any other vendors, suppliers, or other external agents with a Y2K Issue that would materially impact the Company's results of operations, liquidity, or capital resources. However, the Company has no means of ensuring that external agents will be Year 2000 compliant, and there can be no assurance that the Company has identified all such external agents. The inability of external agents to complete their Year 2000 compliance process in a timely fashion could materially impact the Company. The effect of non-compliance by external agents is not determinable.

         The cost of the Company's year 2000 compliance activities (which primarily consists of the costs of new systems) is estimated at approximately $4.4 million, of which approximately $4.2 million has been incurred to date. These costs are capitalized. The Company's year 2000 compliance efforts have not resulted in any significant deferrals in other information system projects.

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

ITEM 3.  QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK
         ----------------------------------------------------------

         To limit the Company's exposure to market risk, the Company principally finances its operations and growth with permanent equity capital, consisting of either common or preferred stock. At September 30, 1999, the Company's debt as a percentage of total shareholders' equity (based on book values) was 4.5%.

         The Company's preferred stock is not redeemable by the holders. Except under certain conditions relating to the Company's qualification as a REIT, the Senior Preferred Stock is not redeemable by the Company prior to the following dates: Series A - September 30, 2002, Series B - March 31, 2003, Series C - June 30, 1999, Series D - September 30, 2004, Series E - January 31, 2005, Series F - April 30, 2005, Series G - December 31, 2000, Series H - January 31, 2001, Series I - October 31, 2001, Series J - August 31, 2002, Series K - January 19, 2004, Series L - March 10, 2004 and Series M - August 17, 2004. On or after the respective dates, each of the series of Senior Preferred Stock will be redeemable at the option of the Company, in whole or in part, at $25 per share (or depositary share in the case of the Series G, Series H, Series I, Series J, Series K, Series L and Series M), plus accrued and unpaid dividends.

         The Company's market risk sensitive instruments include notes payable, which totaled $172.0 million at September 30, 1999. Substantially all of the Company's notes payable bear interest at fixed rates. See Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources for approximate principal maturities of the notes payable as of September 30, 1999.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS
         -----------------

Anderson v. Public Storage,  Inc., San Francisco Superior Court (filed September
----------------------------------
19, 1997)
Grant v. Public Storage, Inc., San Diego Superior Court (filed October 6, 1997)
------------------------------
Wren v. Public  Storage,  Inc., San Francisco  Superior Court (filed October 16,
-------------------------------
1997)

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

         In February 1998, the lower court dismissed the Anderson case, but in May 1999 the court of appeal reversed the lower court's dismissal of the plaintiff's claim under the California unfair business practices act and affirmed the dismissal under the liquidated damages provisions of California law. The Company is continuing to vigorously contest the claims in all three legal proceedings.

Grinnel v. Public Storage,  Inc.,  Baltimore City Circuit Court (filed August 4,
---------------------------------
1999)

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
         --------------------------------

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

     3.19 Certificate of Determination for Equity Stock, Series AA. Filed herewith.

     3.20 Certificate Decreasing Shares Constituting Equity Stock, Series A. Filed herewith.

     3.21 Certificate of Determination for Equity Stock, Series A. Filed herewith.

     3.22 Certification of Determination for 8% Cumulative Preferred Stock, Series J. Filed with Registrant's Form 8-A/A Registration Statement relating to the Depositary Shares Each Representing 1/1,000 of a Share of 8% Cumulative Preferred Stock, Series J and incorporated herein by reference.

     3.23 Certificate of Correction of Certificate of Determination for the 8.25% Convertible Preferred Stock. Filed with Registrant's Registration Statement No. 333-61045 and incorporated herein by reference.

     3.24 Certification of Determination for 8-1/4% Cumulative Preferred Stock, Series K. Filed with Registrant's Form 8-A/A Registration
            Statement  relating  to  the  Depositary  Shares  Each  Representing
            1/1,000 of a Share of 8-1/4% Cumulative Preferred Stock, Series K and incorporated herein by reference.

     3.25 Certificate of Determination for 8-1/4% Cumulative Preferred Stock, Series L. Filed with Registrant's Form 8-A/A Registration Statement relating to the Depositary Shares Each Representing 1/1,000 of a Share of 8-1/4% Cumulative Preferred Stock, Series L and incorporated herein by reference.

     3.26 Certificate of Determination for 8.75% Cumulative Preferred Stock, Series M. Filed with Registrant's Form 8-A/A Registration Statement relating to the Depositary Shares Each Representing 1/1000 of a Share of 8.75% Cumulative Preferred Stock, Series M and incorporated herein by reference.

     3.27 Bylaws, as amended. Filed with Registrant's Registration Statement No. 33-64971 and incorporated herein by reference.

     3.28 Amendment to Bylaws adopted on May 9, 1996. Filed with Registrant's Registration Statement No. 333-03749 and incorporated herein by reference.

     3.29   Amendment  to  Bylaws   adopted  on  June  26,   1997.   Filed  with
            Registrant's Registration Statement No. 333-41123 and incorporated herein by reference.

     3.30   Amendment  to  Bylaws  adopted  on  January  6,  1998.   Filed  with
            Registrant's Registration Statement No. 333-41123 and incorporated herein by reference.

     3.31 Amendment to Bylaws adopted on February 10, 1998. Filed with Registrant's Current Report on Form 8-K dated February 10, 1998 and incorporated herein by reference.

     3.32   Amendment   to  Bylaws   adopted  on  March  4,  1999.   Filed  with
            Registrant's Current Report on Form 8-K dated March 4, 1999 and incorporated herein by reference.

     3.33 Amendment to Bylaws adopted on May 6, 1999. Filed with Registrant's Form 10-Q for the quarterly period ended March 31, 1999 and incorporated herein by reference.

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

     10.11 Deposit Agreement dated as of December 13, 1995, among Registrant, The First National Bank of Boston, and the holders of the depositary receipts evidencing the Depositary Shares Each Representing 1/1,000 of a Share of 8-7/8 Cumulative Preferred Stock, Series G. Filed with Registrant's Form 8-A/A Registration Statement relating to the Depositary Shares Each Representing 1/1,000th of a Share of 8-7/8 Cumulative Preferred Stock, Series G and incorporated herein by reference.

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

     10.14 Deposit Agreement dated as of November 1, 1996, among Registrant, The First National Bank of Boston, and the holders of the depositary receipts evidencing the Depositary Shares Each Representing 1/1,000 of a Share of 8-5/8% Cumulative Preferred Stock, Series I. Filed with Registrant's Form 8-A/A Registration Statement relating to the Depositary Shares Each Representing 1/1,000th of a Share of 8-5/8% Cumulative Preferred Stock, Series I and incorporated herein by reference.

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

     10.23 Amendment No. 1 to Agreement and Plan of Merger among Storage Trust Realty, Registrant, Newco Merger Subsidiary, Inc. and STR Merger Subsidiary, Inc. dated as of January 19, 1999. Filed with Registrant's Registration Statement No. 333-68543 and incorporated herein by reference.
                                       34

     10.24 Amended and Restated Agreement of Limited Partnership of Storage Trust Properties, L. P., dated as of March 12, 1999. Filed with Registrant's Form 10-Q for the quarterly period ended June 30, 1999 and incorporated herein by reference.

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

     10.29 Deposit Agreement dated as of August 17, 1999 among Registrant, Bank Boston, N.A. and the holders of the depositary receipts evidencing the Depositary Shares Each Representing 1/1,000 of a Share of 8.75% Cumulative Preferred Stock, Series M. Filed with Registrant's Form 8-A/A Registration Statement relating to the Depositary Shares Each Representing 1/1,000 of a Share of 8.75% Cumulative Preferred Stock, Series M and incorporated herein by reference.

     11     Statement Re: Computation of Earnings Per Share. Filed herewith.

     12 Statement Re: Computation of Ratio of Earnings to Fixed Charges. Filed herewith.

     27     Financial data schedule. Filed herewith.

(b)      Reports on Form 8-K

              The Company filed a Current Report on Form 8-K dated August 12, 1999, pursuant to Item 5, which filed certain exhibits relating to the Company's public offering of Depositary Shares each representing 1/1,000 of a share of 8.75% Cumulative Preferred Stock, Series M.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                      DATED:  November 9, 1999

                      PUBLIC STORAGE, INC.


                      BY:      /s/ John Reyes
                               --------------
                               John Reyes
                               Senior Vice President and Chief Financial Officer (Principal financial officer and duly authorized officer)