Form 10-K
period 1999-12-31
PUBLIC STORAGE INC /CA
filed 2000-03-30
CIK 318380

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K


[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT
    OF 1934
For the fiscal year ended December 31, 1999

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the transition period from                   to                  .
                               -----------------    -----------------

Commission File Number:  1-8389
                        --------

                              PUBLIC STORAGE, INC.
                              --------------------
             (Exact name of registrant as specified in its charter)

               California                                      95-3551121
-----------------------------------------                ----------------------
     (State or other jurisdiction of                        (I.R.S. Employer
     incorporation or organization)                      Identification Number)

701 Western Avenue, Glendale, California                       91201-2397
-----------------------------------------                ----------------------
(Address of principal executive offices)                       (Zip Code)

Registrant's telephone number, including area code: (818) 244-8080.
                                                    --------------

Securities registered pursuant to Section 12(b) of the Act:


                                                                                          Name of each exchange
                                  Title of each class                                      on which registered
--------------------------------------------------------------------------------         -----------------------
10% Cumulative Preferred Stock, Series A, $.01 par value........................         New York Stock Exchange
9.20% Cumulative Preferred Stock, Series B, $.01 par value......................         New York Stock Exchange
Adjustable Rate Cumulative Preferred Stock, Series C, $.01 par value............         New York Stock Exchange
9.50% Cumulative Preferred Stock, Series D, $.01 par value......................         New York Stock Exchange
10% Cumulative Preferred Stock, Series E, $.01 par value........................         New York Stock Exchange
9.75% Cumulative Preferred Stock, Series F, $.01 par value......................         New York Stock Exchange
Depositary Shares Each Representing 1/1,000 of a Share of 8-7/8% Cumulative
     Preferred Stock, Series G, $.01 par value..................................         New York Stock Exchange
Depositary Shares Each Representing 1/1,000 of a Share of 8.45% Cumulative
     Preferred Stock, Series H, $.01 par value..................................         New York Stock Exchange
Depositary Shares Each Representing 1/1,000 of a Share of 8-5/8% Cumulative
     Preferred Stock, Series I, $.01 par value..................................         New York Stock Exchange
Depositary Shares Each Representing 1/1,000 of a Share of 8% Cumulative Preferred
     Stock, Series J, $.01 par value............................................         New York Stock Exchange
Depositary Shares Each Representing 1/1,000 of a Share of 8-1/4% Cumulative
     Preferred Stock, Series K, $.01 par value..................................         New York Stock Exchange
Depositary Shares Each Representing 1/1,000 of a Share of 8-1/4% Cumulative
     Preferred Stock, Series L, $.01 par value..................................         New York Stock Exchange
Depositary Shares Each Representing 1/1,000 of a Share of 8.75% Cumulative
     Preferred Stock, Series M, $.01 par value..................................         New York Stock Exchange


Depositary Shares Each Representing 1/1,000 of a Share of Equity Stock, Series A,
     $.01 par value.............................................................         New York Stock Exchange

Common Stock, $.10 par value....................................................         New York Stock Exchange,
                                                                                             Pacific Exchange

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

                                [ X ] Yes [ ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to the Form 10-K. [ ]

The aggregate market value of the voting stock held by non - affiliates of the registrant as of March 15, 2000:

Common Stock, $0.10 Par Value - $1,762,899,285 (computed on the basis of $21-3/16 per share which was the reported closing sale price of the Company's Common Stock on the New York Stock Exchange on March 15, 2000).

Depositary Shares Each Representing 1/1,000 of a Share of Equity Stock, Series A, $.01 Par Value - $55,823,578 (computed on the basis of $19-1/16 per share which was the reported closing sale price of the Depositary Shares Each Representing 1/1,000 of a Share of Equity Stock, Series A on the New York Stock Exchange on March 15, 2000)

The number of shares outstanding of the registrant's classes of common stock as of March 15, 2000:

Common Stock, $.10 Par Value - 125,412,257 shares
-------------------------------------------------

Class B Common Stock, $.10 Par Value - 7,000,000 shares
-------------------------------------------------------

Depositary Shares Each Representing  1/1,000 of a Share of Equity Stock,  Series
--------------------------------------------------------------------------------
A, $.01 Par Value - 4,300,555 depositary shares  (representing  4,300.555 shares
--------------------------------------------------------------------------------
of Equity Stock, Series A)
--------------------------

Equity Stock, Series AA, $.01 Par Value - 225,000 shares
--------------------------------------------------------

Equity Stock, Series AAA, $.01 Par Value - 4,289,544 shares
-----------------------------------------------------------

                       DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the proxy statement to be filed in connection with the annual shareholders' meeting to be held in 2000 are incorporated by reference into Part III.

                                     PART I

ITEM 1.  BUSINESS

FORWARD LOOKING STATEMENTS
--------------------------

         When used within this document, the words "expects," "believes," "anticipates," "should," "estimates," and similar expressions are intended to identify "forward-looking statements" within the meaning of that term in Section 27A of the Securities Exchange Act of 1933, as amended, and in Section 21F of the Securities Exchange Act of 1934, as amended. Such forward-looking statements involve known and unknown risks, uncertainties, and other factors, which may cause the actual results and performance of the Company to be materially different from those expressed or implied in the forward looking statements. Such factors include the impact of competition from new and existing storage and commercial facilities, which could impact rents and occupancy levels at the Company's facilities; the Company's ability to evaluate, finance and integrate acquired and developed properties into the Company's existing operations; the Company's ability to effectively compete in the markets that it does business in; the impact of the regulatory environment as well as national, state, and local laws and regulations including, without limitation, those governing Real Estate Investment Trusts; the acceptance by consumers of the Pickup and Delivery concept; the impact of general economic conditions upon rental rates and occupancy levels at the Company's facilities; and the availability of permanent capital at attractive rates.

GENERAL
-------

         Public  Storage,   Inc.  (the  "Company")  is  an  equity  real  estate
investment trust ("REIT") organized as a corporation under the laws of California on July 10, 1980. We are a fully integrated, self-administered and self-managed real estate investment trust ("REIT") that acquires, develops, owns and operates storage facilities. We are the largest owner and operator of storage space in the United States with direct and indirect equity investments in 1,330 storage facilities containing approximately 78.8 million square feet of net rentable space at December 31, 1999. We also have a significant ownership in PS Business Parks, Inc. and its operating partnership, which, as of December 31, 1999, owned 125 commercial properties containing approximately 12.4 million rentable square feet of space.

         We have elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended. To the extent that the Company continues to qualify as a REIT, it will not be subject to tax, with certain limited exceptions, on the taxable income that is distributed to our shareholders.

MANAGEMENT
----------

         Our senior management team is headed by B. Wayne Hughes (66), who is Chairman and Chief Executive Officer. Mr. Hughes established the Public Storage Organization in 1972 and has successfully managed the Company through several market cycles. Our executive management includes: Harvey Lenkin (63), President; John Reyes (39), Senior Vice President and Chief Financial Officer; Carl B. Phelps (61), Senior Vice President - Real Estate; and Marvin M. Lotz (57), Senior Vice President - Operations.

         Our senior management has a significant ownership position in the Company with executive officers, directors and their families owning approximately 42.2 million shares or 33.7% of the common stock as of March 15, 2000.

INVESTMENT OBJECTIVE
--------------------

         Our primary objective is to maximize shareholder value through internal growth (by increasing funds from operations and cash available for distribution) and acquisitions of additional real estate investments. We believe that our access to capital, geographic diversification and operating efficiencies resulting from our size will enhance our ability to achieve this objective.

COMPETITION
-----------

         Competition in the market areas in which we operate is significant and affects the occupancy levels, rental rates and operating expenses of certain of our facilities. Recent increases in development of storage facilities are intensifying the competition among storage operators in many market areas in which we operate.

         In seeking investments, we compete with a wide variety of institutions and other investors. An increase in the amount of funds available for real estate investments may increase competition for ownership of interests in facilities and may reduce yields.

         We believe that the significant operating and financial experience of our executive officers and directors, combined with the Company's capital structure, national investment scope, geographic diversity, economies of scale and the "Public Storage" name, should enable us to continue to compete effectively with other entities.

         In recent years consolidation has occurred in the fragmented storage industry. In addition to the Company, there are three other publicly traded REITs and numerous private regional and local operators operating in the storage industry. We believe that we are well positioned to capitalize on this consolidation trend due to our demonstrated access to capital and national presence.

BUSINESS ATTRIBUTES
-------------------

         Our  facilities  are  part  of  a  comprehensive   distribution  system
encompassing standardized procedures, integrated reporting and information networks and centralized marketing. This distribution system is designed to maximize revenue through pricing and occupancy. In addition, the Company's subsidiaries are able to generate incremental revenue from sales of ancillary products such as truck rentals, locks, boxes and most recently portable storage. The distribution system was significantly enhanced during 1996 with the introduction and implementation of the national telephone reservation center and new facility management software.

         NATIONAL TELEPHONE RESERVATION SYSTEM: Commencing in early 1996, we began to implement a national telephone reservation system designed to provide added customer service and maximize utilization of available storage space. Customers calling, either the toll-free telephone referral system, (800) 44-STORE, or a storage facility, are directed to the national reservation system. A representative discusses with the customer space requirements, price and location preferences and also informs the customer of other products and services provided by the Company and its subsidiaries. We believe that the national telephone reservation system has enhanced our ability to effectively market storage space and is primarily responsible for the increasing occupancy trends over the past four years, as well as increased realized rental rates experienced at the storage facilities over the same period of time.

         PORTABLE STORAGE OPTIONS: Historically, we offered storage spaces for rent through our traditional storage facilities whereby customers would transport their goods to the facility and rent a space to store their goods. In late 1996, we organized Public Storage Pickup and Delivery, Inc. as a separate corporation and a related partnership (the corporation and partnership are collectively referred to as "PSPUD") to operate storage facilities that rent portable containerized storage containers to customers for storage in central facilities.

         The concept of PSPUD is to provide an alternative to a traditional storage facility. PSPUD delivers a storage container(s) to the customer's location where the customer, at his convenience, packs his goods into the storage container. PSPUD will subsequently return to the customer's location to retrieve the storage container(s) for storage in a central facility. At December 31, 1999, PSPUD had 36 facilities in operation. Thirty of these facilities are leased from third parties, and 6 are in facilities owned by the Company or PSPUD.

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

         The strategic objective of the retail center program is to create a "Retail Store" that will (i) rent spaces for the attached storage facility, (ii) rent spaces for the other Public Storage facilities in adjacent neighborhoods,
(iii) sell locks, boxes and packing materials and (iv) rent trucks and other moving equipment, all in an environment that is retail oriented. Retail stores have been retrofitted to some existing storage facility rental offices or "built-in" as part of the development of new storage facilities, both in high traffic, high visibility locations.

         ECONOMIES OF SCALE: We are the largest provider of storage space in the industry. As of December 31, 1999, we operated 1,330 storage facilities in which we have an interest and managed 35 storage facilities for third parties in 37 states. At December 31, 1999, we had over 663,000 spaces rented. The size and scope of the operations have enabled us to achieve a consistently high level of profit margins and low level of administrative costs relative to revenues.

         BRAND NAME RECOGNITION: Our operations are conducted under the "Public Storage" brand name, which we believe is the most recognized and established name in the storage industry. Our storage operations are conducted in 37 states, giving us national recognition and prominence. We focus our operations within those states in the major metropolitan markets. This concentration establishes us as one of the dominant providers of storage space in each market that it operates in and enables it to use a variety of promotional activities, such as radio advertising as well as targeted discounting and referrals and, to a lesser extent, television advertising, which are generally not economically viable to our competitors.

GROWTH STRATEGIES
-----------------

         Our growth strategies focus on: (i) improving the operating performance of our stabilized existing traditional self-storage properties, (ii) increasing our ownership of storage facilities through additional investments, (iii) improving the operating performance of the portable storage operations, and (iv) participating in the growth of PS Business Parks, Inc. Major elements of these strategies are as follows:

         IMPROVE THE OPERATING PERFORMANCE OF EXISTING PROPERTIES: We seek to increase the net cash flow generated by our existing stabilized traditional self-storage properties by maintaining average occupancy levels and achieving higher levels of realized monthly rents per occupied square foot. We have been able to achieve increasing realized rents per occupied square foot. We have achieved increased occupancy levels over the past four years. We believe we are unlikely to achieve significant increases in occupancy levels in future years, with substantially all future growth attributable primarily to increased realized rents per occupied square foot. We believe that our property management personnel and systems combined with the national telephone reservation system will continue to enhance our ability to meet these goals.

         ACQUIRE PROPERTIES OPERATED AND PARTIALLY OWNED BY THE COMPANY: In addition to the 646 wholly owned storage facilities, we also operate, on behalf of approximately 49 ownership entities in which we have a partial equity interest, 684 storage facilities under the "Public Storage" name. From time to time, some of these storage facilities or interests in them are available for purchase, providing us with a source of additional acquisition opportunities. We believe these properties include some of the better-located and better-constructed storage facilities in the industry. Because we manage these properties, we have reliable operating information prior to acquisition and these properties are easily integrated into our portfolio.

         ACQUIRE PROPERTIES OWNED OR OPERATED BY OTHERS: We believe our presence in and knowledge of substantially all of the major markets in the United States enhances our ability to identify attractive acquisition opportunities and capitalize on the overall fragmentation in the storage industry. We maintain local market information on rates, occupancy and competition in each of the markets in which we operate. Of the more than 20,000 storage facilities in the United States, we believe that the ten largest operators manage less than 20% of the total space.

         However, with the exception of the March 1999 merger with Storage Trust, we have not acquired any significant levels of real estate from third parties over the last three years. We believe the development of real estate facilities described below is more attractive under current market conditions.

         DEVELOP PROPERTIES IN SELECTED MARKETS: Since 1995, the Company and its joint venture partnerships (described below) have opened a total of 57 facilities, including 19 facilities in 1998 and 24 facilities in 1999. The Company and its joint venture partnerships (described below) are developing additional storage facilities.

         In April 1997, we formed a joint venture partnership with an institutional investor to participate in the development of approximately $220 million of storage facilities. At December 31, 1999, the joint venture had completed construction of 44 storage facilities with a total cost of approximately $211.4 million, and had three facilities under construction with an aggregate cost incurred of approximately $13.0 million and total additional estimated cost to complete of approximately $4.7 million. The joint venture is funded solely with equity capital consisting of 30% from the Company and 70% from the institutional investor.

         In November 1999, we formed a second joint venture partnership with a joint venture partner whose partners include an institutional investor and B. Wayne Hughes ("Mr. Hughes"), chairman and chief executive officer of the Company, to develop approximately $100 million of storage facilities. At December 31, 1999, this joint venture was committed to develop 6 facilities with an estimated development cost of approximately $26.9 million, of which 3 facilities were completed with an aggregate cost of approximately $14.6 million. We have submitted 17 additional facilities for approval with total estimated costs of approximately $81.3 million; we have incurred approximately $29.1 million through December 31, 1999 with respect to these 17 projects. The joint venture is funded solely with equity capital consisting of 51% from the Company and 49% from the joint venture partner. The term of the joint venture is 15 years. After six years the joint venture partner has the right to cause the Company to purchase the joint venture partner's interest for an amount necessary to provide it with a maximum return of 10.75% per year or less in certain circumstances. The joint venture partner provides Mr. Hughes with a fixed yield of approximately 8.0% per annum.

         Excluding the 17 properties that are being reviewed by the second development joint venture and the six properties that the joint ventures are developing, we are developing 24 additional storage facilities. At December 31, 1999, we had incurred costs of approximately $71.2 million with respect to these 24 facilities (estimated remaining costs to complete of $73.7 million). In addition, we have identified 17 additional storage facilities for development, with total estimated costs of approximately $105.9 million. These projects are subject to significant contingencies. Certain of these 41 storage facilities are facilities that combine portable self-storage and traditional self-storage in the same location ("Combination Facilities.")

         PORTABLE SELF-STORAGE: The portable self-storage operations reflect the containerized portable self-storage operations of PSPUD. At December 31, 1999, PSPUD operated 36 facilities: six are owned by the Company or PSPUD and the remainder of the facilities are leased from third parties. The Company and PSPUD are developing Combination Facilities to replace existing third-party leased facilities, which will reduce third-party lease expense. We believe that
Combination Facilities offer efficiencies and a more effective method to meet customers' needs than a stand-alone portable self-storage facility. We expect that, upon completion of our combination facility development program, substantially all of the portable self-storage facilities will be operated in Combination Facilities.

         Due to the start-up nature of this business, PSPUD has incurred operating losses during 1996, 1997, 1998, and 1999. The quarterly losses have steadily decreased from the highest quarterly loss incurred in the quarter ended September 30, 1997 of $12.1 million, until PSPUD broke even on an EBITDA basis in the six month period ended December 31, 1999.

         The rate of fill-up varies from facility to facility. As with the traditional self-storage facilities, PSPUD believes that the portable self-storage business experiences seasonal fluctuations in occupancy levels with occupancies generally higher in the summer months than in winter months. There can be no assurances as to the level of PSPUD's expansion, level of gross rentals, level of move-outs or profitability.

         See  "Filing of Form 10  Registration  Statement"  regarding a proposed
distribution   to  our  common   shareholders,   which   includes  the  portable
self-storage business.

         COMMERCIAL PROPERTIES: On January 2, 1997, we reorganized our commercial property operations into a separate private REIT. The private REIT contributed its assets to a newly created operating partnership (the "Operating

Partnership") in exchange for a general partnership interest and limited partnership interests. During 1997, the Company and certain partnerships in which the Company has a controlling interest contributed substantially all of their commercial properties to the Operating Partnership in exchange for limited partnership interests or to the private REIT in exchange for common stock. On March 17, 1998, the private REIT merged into Public Storage Properties XI, Inc., a publicly traded REIT and an affiliate of the Company and the name of the surviving corporation was changed to PS Business Parks, Inc. (the REIT and the related Operating Partnership are hereinafter referred to collectively as "PSB").

         At December 31, 1999, PSB owned 125 properties located in 11 states. The Operating Partnership also manages the commercial space owned by the Company and affiliated entities. As of December 31, 1999, the Company and certain partnerships in which the Company has a controlling interest owned approximately 41% of the common equity interest of PSB.

FINANCING OF THE COMPANY'S GROWTH STRATEGIES
--------------------------------------------

         We have and expect to continue to fund our growth strategies primarily through the use of permanent capital. Permanent capital has generally consisted of retained operating cash flows and the issuance of both common and preferred equity. In addition, as discussed above, during 1997, 1998 and 1999, a significant portion of our development activities were conducted through development joint ventures.

         In January 2000, the Company issued 2,100,000 depositary shares, each representing 1/1,000 of a share of Equity Stock, Series A, in a public offering. In addition, 2,200,555 depositary shares were issued to our common shareholders in January 2000 in connection with a special distribution declared in November 1999. We believe that this common equity security may offer an attractive alternative to the issuance of our traditional common stock.

         We currently have a $150 million unsecured credit facility with a bank group led by Wells Fargo Bank, which we use as a temporary source of acquisition financing. We seek to ultimately finance all acquisitions with permanent capital to eliminate refinancing and interest rate risk. As of March 20, 2000, the Company had no outstanding borrowings on this credit facility.

         On March 17, 2000, we issued $240.0 million of 9.5% Series N Cumulative Redeemable Perpetual Preferred Units in one of our operating partnerships. The preferred units were issued in a private placement to institutional investors. The units are not redeemable during the first 5 years, thereafter, at our option, we can call the units for redemption. The units are not redeemable by the holder. Subject to certain conditions, the preferred units are convertible into shares of 9.5% Series N Cumulative Preferred Stock of the Company.

         On March 29, 2000, we issued $75.0 million of 9.125% Series O Cumulative Redeemable Perpetual Preferred Units in one of our operating partnerships. The preferred units were issued in a private placement to institutional investors. The units are not redeemable during the first 5 years, thereafter, at our option, we can call the units for redemption. The units are not redeemable by the holder. Subject to certain conditions, the preferred units are convertible into shares of 9.125% Series O Cumulative Preferred Stock of the Company.

         See "Management's Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources."

INVESTMENTS IN REAL ESTATE FACILITIES
-------------------------------------

         We have invested directly and indirectly in storage facilities, and to a lesser extent in existing commercial properties, containing commercial and industrial rental space. These investments have been made, principally, through the acquisition of wholly-owned properties or the acquisition of ownership interests in entities owning storage facilities and/or commercial properties. The following table outlines our ownership interest in storage facilities and commercial properties:

                                                                At December 31, 1999
                                             ----------------------------------------------------------
                                               Number of Real Estate           Net Rentable Square Feet
                                                    Facilities                    (in thousands)
                                             --------------------------      --------------------------
                                              Storage        Commercial       Storage        Commercial
                                             ----------      ----------      ----------      ----------
Consolidated facilities:
  Wholly-owned by the company                     646               4          39,448              307
  Owned by controlled entities                    560               -          32,021                -
                                             ----------      ----------      ----------      ----------
                                                1,206               4          71,469              307
                                             ----------      ----------      ----------      ----------
Facilities owned by unconsolidated entities:
  Institutional partnerships                       26               -           1,623                -
  Development Joint Venture                        44               -           2,663                -
  PSB                                               -             125               -           12,359
  Other                                            54               -           2,998                -
                                             ----------      ----------      ----------      ----------
                                                  124             125           7,284           12,359
                                             ----------      ----------      ----------      ----------
        Totals                                  1,330             129          78,753           12,666
                                             ==========      ==========      ==========      ==========

FACILITIES OWNED BY CONTROLLED ENTITIES
---------------------------------------

         At December 31, 1999, we had controlling ownership interests in 35 partnerships owning in aggregate 560 facilities. These partnerships consist of the Storage Trust, LP, a series of eight limited partnerships, a development joint venture formed in November 1999, and 25 additional partnerships. Because of our controlling interest in each of these partnerships, we consolidate the assets, liabilities, and results of operations of these partnerships on the Company's financial statements.

FACILITIES OWNED BY UNCONSOLIDATED ENTITIES
-------------------------------------------

         At December 31, 1999, we had ownership interests in PSB and 12 limited partnerships, consisting of 2 institutional partnerships that owned 26 properties, a development joint venture formed in April 1997 that owns 44 properties, and 9 other partnerships that owned 54 properties (collectively the "Unconsolidated Entities"). Our ownership interest in these entities is less than 50%. Due to the Company's limited ownership interest and control of these entities, we do not consolidate the accounts of these entities for financial reporting purposes and accounts for such investments using the equity method.

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

BORROWINGS
----------

         We have an unsecured $150 million credit facility with a group of commercial banks which expires on July 1, 2002. The expiration date may be extended by one year on each anniversary of the credit agreement. Interest on outstanding borrowings on the credit facility is payable monthly. At our option, the rate of interest charged on borrowings is equal to (i) the prime rate, or
(ii) a rate ranging from the London Interbank Offered Rate ("LIBOR") plus 0.40% to LIBOR plus 1.10% depending on the Company's coverage ratios, as defined. In addition, we are required to pay a quarterly commitment fee of 0.250% (per annum). The credit facility also includes a bid feature, for up to $50 million, which allows us, at our option, to request the group of banks to propose the interest rate they would charge on specific borrowings. However, in no case may the interest rate bid be greater than the amount provided by the credit agreement.

         Under covenants of the credit facility, we are required to (i) maintain a balance sheet leverage ratio (as defined) of less than 0.40 to 1.00, (ii) maintain net income of not less than $1.00 for each fiscal quarter, (iii) maintain certain cash flow and interest coverage ratios (as defined) of not less than 1.0 to 1.0 and 5.0 to 1.0, respectively and (iv) maintain a minimum total shareholders' equity (as defined). In addition, we are limited in our ability to incur additional borrowings (we are required to maintain unencumbered assets with an aggregate book value equal to or greater than three times our unsecured recourse debt) or sell assets. There were no borrowings outstanding under the credit facility at March 20, 2000.

         As of December 31, 1999, we had notes payable of approximately $167.3 million. See the notes to the consolidated financial statements for a summary of the Company's borrowings at December 31, 1999.

         Subject to a limitation on unsecured borrowings in the Company's Bylaws (described below), we have broad powers to borrow in furtherance of the Company's objectives. We have incurred in the past, and may incur in the future, both short-term and long-term indebtedness to increase our funds available for investment in real estate, capital expenditures and distributions.

LIMITATIONS ON DEBT
-------------------

         The Bylaws provide that the Board of Directors shall not authorize or permit the incurrence of any obligation by the Company which would cause our "Asset Coverage" of our unsecured indebtedness to become less than 300%. Asset Coverage is defined in the Bylaws as the ratio (expressed as a percentage) by which the value of the total assets (as defined in the Bylaws) of the Company less the Company's liabilities (except liabilities for unsecured borrowings) bears to the aggregate amount of all unsecured borrowings of the Company. This Bylaw provision may be changed only upon a vote of the holders of a majority of the shares of (i) Common Stock and (ii) each of the series of Senior Preferred Stock.

         The Company's Bylaws prohibit us from issuing debt securities in a public offering unless the Company's "cash flow" (which for this purpose means net income, exclusive of extraordinary items, plus depreciation) for the most recent 12 months for which financial statements are available, adjusted to give effect to the anticipated use of the proceeds from the proposed sale of debt securities, would be sufficient to pay the interest on such securities. This Bylaw provision may be changed only upon a vote of the holders of a majority of the shares of (i) Common Stock and (ii) each of the series of Senior Preferred Stock.

         Without the consent of the holders of a majority of each of the series of Senior Preferred Stock, we will not take any action that would result in a ratio of "Debt" to "Assets" (the "Debt Ratio") in excess of 50%. As of December 31, 1999, the Debt Ratio was approximately 3.5%. "Debt" means the liabilities (other than "accrued and other liabilities" and "minority interest") that should, in accordance with generally accepted accounting principles, be reflected on the Company's consolidated balance sheet at the time of determination. "Assets" means the Company's total assets before a reduction for accumulated depreciation and amortization that should, in accordance with generally accepted accounting principles, be reflected on the consolidated balance sheet at the time of determination.

         Our bank and senior unsecured debt agreements contain various financial covenants, including limitations on the level of indebtedness of 30% of total capitalization, as defined, and the prohibition of the payment of dividends upon the occurrence of an event of default, as defined.

OTHER BUSINESS ACTIVITIES
-------------------------

         A corporation owned by Mr. Hughes and members of his family (the "Hughes Family") reinsures policies against losses to goods stored by tenants in the Company's storage facilities. We believe that the availability of insurance reduces the potential liability of the Company to tenants for losses to their goods from theft or destruction. The corporation receives the premiums and bears the risks associated with the re-insurance.

         A subsidiary of the Company sells locks and boxes and rents trucks to the general public and tenants to be used in securing their spaces and moving their goods. We believe that the availability of locks and boxes for sale and the rental of trucks promote the rental of spaces. The Hughes Family owns the balance of the equity of this subsidiary, representing all of the voting stock.

         See "Filing of Form 10 Registration Statement" regarding a proposed distribution to our common shareholders, which includes the truck rental business.

EMPLOYEES
---------

         There are approximately 4,450 persons who render services on behalf of the Company, primarily personnel engaged in property operation, substantially all of whom are employed by a clearing company that provides certain administrative and cost-sharing services to the Company and other owners of properties operated by the Company.

FEDERAL INCOME TAX
------------------

         We believe that we have operated, and intend to continue to operate, in such a manner as to qualify as a REIT under the Internal Revenue Code of 1986, but no assurance can be given that it will at all times so qualify. To the extent that we continue to qualify as a REIT, it will not be taxed, with certain limited exceptions, on the taxable income that is distributed to our shareholders.

INSURANCE
---------

         We believe that our properties are adequately insured. Our facilities have historically carried comprehensive insurance, including fire, earthquake, liability and extended coverage from nationally recognized carriers.

FILING OF FORM 10 REGISTRATION STATEMENT
----------------------------------------

         On March 28, 2000, a Form 10 registration statement was filed with the Securities and Exchange Commission outlining a plan of distribution with respect to the portable storage operations and our truck rental activities. Under this plan, after the reorganization and recapitalization of certain affiliated entities, we will distribute to our common shareholders all of the common stock of an entity that will primarily own the portable storage business and truck rental activities. There is no current trading market for the stock of this entity. We will apply to have the entity's common stock quoted on the NASDAQ National Market.

ITEM 2.  PROPERTIES

         At December 31, 1999, we had direct and indirect ownership interests in 1,330 storage properties located in 37 states:

                                                  At December 31, 1999
                                   ---------------------------------------
                                      Number of
                                       Storage         Net Rentable Square
                                   Facilities (a)      Feet (in Thousands)
                                   --------------      -------------------

California:
     Northern                            135                    7,532
     Southern                            154                    9,753
Texas                                    157                   10,171
Florida                                  133                    7,578
Illinois                                  91                    5,501
Georgia                                   60                    3,505
Colorado                                  50                    3,137
Washington                                39                    2,466
Missouri                                  39                    2,142
Virginia                                  37                    2,241
New Jersey                                36                    2,091
Maryland                                  35                    1,989
Ohio                                      31                    1,899
New York                                  30                    1,751
Oregon                                    25                    1,171
Nevada                                    22                    1,409
Pennsylvania                              18                    1,224
Other states (21 states)                 238                   13,193
                                   --------------      -------------------
     Totals                            1,330                   78,753
                                   ==============      ===================

         (a) Includes 1,206 facilities owned by the Company and entities controlled by the Company. The remaining 124 facilities are owned by entities in which the Company has an interest; however, the Company doesn't have a controlling interest in such entities.

         Our facilities are generally operated to maximize cash flow through the regular review and, when warranted by market conditions, adjustment of scheduled rents. For the year ended December 31, 1999, the weighted average occupancy level and the weighted average annual realized rent per rentable square foot for our storage facilities were approximately 90.7% and $10.01, respectively, and for the commercial properties approximately 96.1% and $10.72, respectively. Included in the 1,330 storage facilities are 57 recently developed storage facilities, substantially all of which were in the fill-up stage in the year ended December 31, 1999. None of our facilities involve 1% or more of the Company's total assets, gross revenues or net income.

         STORAGE FACILITIES: Storage facilities, which comprise the majority of our investments (approximately 99% based on rental income), are designed to offer accessible storage space for personal and business use at a relatively low cost. A user rents a fully enclosed space which is for the user's exclusive use and to which only the user has access on an unrestricted basis during business hours. On-site operation is the responsibility of resident managers who are supervised by area managers. Some storage facilities also include rentable uncovered parking areas for vehicle storage, as well as space for portable storage containers. Leases for storage facilities space may be on a long-term or short-term basis, although typically spaces are rented on a month-to-month basis. Rental rates vary according to the location of the property and the size of the storage space. All of our storage facilities are operated under the "Public Storage" name.

         Users of space in storage facilities include both individuals and large and small businesses. Individuals usually employ this space for storage of furniture, household appliances, personal belongings, motor vehicles, boats, campers, motorcycles and other household goods. Businesses normally employ this space for storage of excess inventory, business records, seasonal goods, equipment and fixtures.

         Storage facilities in which we have invested generally consist of three to seven buildings containing an aggregate of between 350 to 750 storage spaces, most of which have between 25 and 400 square feet and an interior height of approximately 8 to 12 feet.

         We experience minor seasonal fluctuations in the occupancy levels of storage facilities with occupancies generally higher in the summer months than in the winter months. We believe that these fluctuations result in part from increased moving activity during the summer.

         Our storage facilities are geographically diversified and are located primarily in or near major metropolitan markets in 37 states. Generally our storage facilities are located in heavily populated areas and close to concentrations of apartment complexes, single family residences and commercial developments. However, there may be circumstances in which it may be appropriate to own a property in a less populated area, for example, in an area that is highly visible from a major thoroughfare and close to, although not in, a heavily populated area. Moreover, in certain population centers, land costs and zoning restrictions may create a demand for space in nearby less populated areas.

         Since our investments are primarily storage facilities, our ability to preserve our investments and achieve our objectives is dependent in large part upon success in this field. Historically, upon stabilization after an initial fill-up period, our storage facility interests have generally shown a high degree of consistency in generating cash flows, despite changing economic conditions. We believe that our storage facilities, upon stabilization, have attractive characteristics consisting of high profit margins, high average occupancy levels, a broad tenant base and low levels of capital expenditures to maintain their condition and appearance.

         COMMERCIAL PROPERTIES: In addition to our interest in 1,330 storage facilities, we have an interest in PSB, which has 125 commercial facilities with
12.7 million net rentable square feet. We also own, either directly or through entities we control, an interest in four commercial properties. We may invest in all types of real estate. Most of our non-storage facilities investments are interests in business parks and low-rise office buildings, primarily through our investment in PSB. A commercial property may include both industrial and office space. Industrial space may be used for, among other things, light manufacturing and assembly, storage and warehousing, distribution and research and development activities. We believe that most of the office space is occupied by tenants who are also renting industrial space. The remaining office space is used for general office purposes. A commercial property may also include facilities for commercial uses such as banks, travel agencies, restaurants, office supply shops, professionals or other tenants providing services to the public. The amount of retail space in a commercial property is not expected to be significant.

         ENVIRONMENTAL MATTERS: Our practice is to conduct environmental investigations in connection with property acquisitions. As a result of environmental investigations of our properties, which commenced in 1995, we recorded an amount, which in management's best estimate, will be sufficient to satisfy anticipated costs of known investigation and remediation requirements. Although there can be no assurance, we are not aware of any environmental contamination of any of our facilities which individually or in the aggregate would be material to the Company's overall business, financial condition, or results of operations.

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

         In February 1998, the lower court dismissed the Anderson case, but in May 1999 the court of appeal reversed the lower court's dismissal of the plaintiff's claim under the California unfair business practices act and affirmed the dismissal under the liquidated damages provisions of California law. The Company has reached an agreement in principle to settle the Anderson case.

         The plaintiffs in the Grant and Wren voluntarily dismissed their cases in October 1999 without prejudice.

GRINNEL V. PUBLIC STORAGE,  INC.,  Baltimore City Circuit Court (filed August 4,
1999)

         Plaintiff in this case is suing the Company on behalf of a purported class of Maryland tenants who rented storage spaces from the Company and contends that the Company's fees for late payments under its rental agreements for storage space exceeds the amount of interest that can be charged under the Maryland constitution and are therefore unlawful "penalties." None of the plaintiffs has assigned any dollar amount to the claims. The Company has reached an agreement in principle to settle the proceeding. Any such agreement would require court approval.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company did not submit any matter to a vote of security holders in the fourth quarter of the fiscal year ended December 31, 1999.

ITEM 4A. EXECUTIVE OFFICERS OF THE COMPANY

         The following is a biographical summary of the executive officers of the Company:

         B. Wayne Hughes, age 66, has been a director of the Company since its organization in 1980 and was President and Co-Chief Executive Officer from 1980 until November 1991 when he became Chairman of the Board and sold Chief Executive Officer. Mr. Hughes was Chairman of the Board and Chief Executive Officer from 1990 until March 1998 of Public Storage Properties XI, Inc., which was renamed PS Business Parks, Inc. ("PSB"), an affiliated REIT. From 1989-90 until the respective dates of merger, he was Chairman of the Board and Chief Executive Officer of 18 affiliated REITs that were merged into the Company between September 1994 and May 1998 (collectively, the "Merged Public Storage REITs"). Mr. Hughes has been active in the real estate investment field for over 30 years. He is the father of B. Wayne Hughes, Jr., a director of the Company.

         Harvey Lenkin, age 63, became President and a director of the Company in November 1991. Mr. Lenkin has been employed by the Company for 22 years. He has been a director of PSB since March 1998 and was President of PSB from 1990 until March 1998. Mr. Lenkin was President of the Merged Public Storage REITs, Storage Properties, Inc. ("SPI"), from 1989 until June 1996. He is a member of the Board of Governors of the National Association of Real Estate Investment Trusts, Inc. (NAREIT).

         Marvin M. Lotz, age 57, became a director of the Company in May 1999. Mr. Lotz has been a Senior Vice President of the Company since November 1995. He has had overall responsibility for Public Storage's mini-warehouse operations since 1988 and had overall responsibility for the Company's property acquisitions from 1983 until 1988.

         John Reyes, age 39, a certified public accountant, joined the Company in 1990 and was Controller of the Company from 1992 until December 1996 when he became Chief Financial Officer. He became a Vice President of the Company in November 1995 and a Senior Vice President of the Company in December 1996. From 1983 to 1990, Mr. Reyes was employed by Ernst & Young.

         Carl B. Phelps, age 61, became a Senior Vice President of the Company in January 1998 with overall responsibility for property acquisition and development. From June 1991 until joining the Company, he was a partner in the law firm of Andrews & Kurth, L.L.P., which performed legal services for the Company. From December 1982 through May 1991, his professional corporation was a partner in the law firm of Sachs & Phelps, then counsel to the Company.

         Obren B. Gerich, age 61, a certified public accountant, has been a Vice President of the Company since 1980 and became Senior Vice President of the Company in November 1995. Mr. Gerich was Chief Financial Officer of the Company until November 1991. Mr. Gerich was Vice President and Secretary of the Merged Public Storage REITs from 1989-90 until the respective dates of merger.

         David Goldberg, age 50, became Senior Vice President and General Counsel of the Company in November 1995. Mr. Goldberg joined the Company's legal staff in June 1991. From December 1982 until May 1991, he was a partner in the law firm of Sachs & Phelps, then counsel to the Company.

         A. Timothy Scott, age 48, became Senior Vice President and Tax Counsel of the Company in November 1996. From June 1991 until joining the Company, he practiced tax law as a shareholder of the law firm of Heller, Ehrman, White and McAuliffe, counsel to the Company. Prior to June 1991, his professional corporation was a partner in the law firm of Sachs & Phelps, then counsel to the Company.

         David P. Singelyn, age 38, a certified public accountant, has been employed by the Company since 1989 and became Vice President and Treasurer of the Company in November 1995. Mr. Singelyn was Vice President and Controller of SPI from 1991 until June 1996. From 1987 to 1989, he was Controller of Winchell's Donut Houses, L.P.

         Sarah Hass, age 44, became Secretary of the Company in February 1992 and a Vice President of the Company in November 1995. She joined the Company's legal department in June 1991. From 1987 until May 1991, her professional corporation was a partner in the law firm of Sachs & Phelps, then counsel to the Company, and from April 1986 until June 1987, she was associated with that firm, practicing in the area of securities law. From September 1979 until September
1995, Ms. Hass was associated with the law firm of Rifkind & Sterling, Incorporated.

                                     PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

a.       Market Price of the Registrant's Common Equity:

                  The Common Stock has been listed on the New York Stock Exchange since October 19, 1984 and on the Pacific Exchange since December 26, 1996. The Depositary Shares Each Representing 1/1,000 of a Share of Equity Stock, Series A (see section d. below) have been listed on the New York Stock Exchange since February 14, 2000.

                  The following table sets forth the high and low sales prices of the Common Stock on the New York Stock Exchange composite tapes for the applicable periods.

                                                         Range
                                           ---------------------------------
         Year            Quarter               High                  Low
        ------           -------           -----------          ------------

         1998              1st             $   33-5/8           $   28-11/16
                           2nd                 32-3/4               26-5/16
                           3rd                 29-1/4               22-5/8
                           4th                 28-1/16              24-1/4

         1999              1st                 27-7/8               24-1/4
                           2nd                 29-3/8               23-3/16
                           3rd                 27-7/8               23-7/8
                           4th                 26                   21-1/8

                  As of March 15, 2000, there were approximately 22,811 holders of record of the Common Stock and approximately 16,947 holders of the Depositary Shares Each Representing 1/1,000 of a Share of Equity Stock, Series A.

b.       Class B Common Stock

                  The Class B Common  Stock issued in  connection  with the PSMI
         Merger   (as   defined   under   Item  7  below)   has  the   following
         characteristics:

                  * The Class B Common Stock (i) beginning on January 1, 2000, participates in distributions (other than liquidating distributions) at the rate of 97% of the per share distributions on the Common Stock, provided that cumulative distributions of at least $.22 per quarter per share have been paid on the Common Stock, (ii) does not participate in liquidating distributions, (iii) is not entitled to vote (except as expressly required by California law) and (iv) automatically converts into Common Stock, on a share for share basis, upon the later to occur of FFO per Common Share aggregating $3.00 during any period of four consecutive calendar quarters or January 1, 2003.

                  For these purposes:

                  1. "FFO" means net income (loss) (computed in accordance with GAAP) before (i) gain (loss) on early extinguishment of debt, (ii) minority interest in income and (iii) gain
                       (loss) on disposition of real estate, adjusted as follows: (A) plus depreciation and amortization (including the Company's pro-rata share of depreciation and amortization of unconsolidated equity interests and amortization of assets acquired in a merger, including property management agreements and goodwill), and (B)
                       less FFO attributable to minority interest. FFO is a supplemental performance measure for equity REITs as defined by the National Association of Real Estate Investment Trusts, Inc. ("NAREIT"). The NAREIT definition does not specifically address the treatment of minority interest in the determination of FFO or the treatment of the amortization of property management agreements and goodwill. In the case of the Company, FFO represents amounts attributable to its shareholders after deducting amounts attributable to the minority interests and before deductions for the amortization of property management agreements and goodwill. FFO is presented because management, as well as many industry analysts, consider FFO to be one measure of the performance of the Company and it is used in establishing the terms of the Class B Common Stock. FFO does not take into consideration scheduled principal payments on debt, capital improvements, distributions and other obligations of the Company. Accordingly, FFO is not a substitute for the Company's cash flow or net income as a measure of the Company's liquidity or operating performance or ability to pay distributions. FFO is not comparable to similarly entitled items reported by other REITs that do not define it exactly as the Company defines it.

                  2. "FFO per Common Share" means FFO less preferred stock dividends (other than dividends on convertible preferred stock) divided by the outstanding weighted average shares of Common Stock assuming conversion of all outstanding convertible securities and the Class B Common Stock.

                  For these purposes, FFO per share of Common Stock (as defined) was $2.50 for the year ended December 31, 1999.

c.       Dividends

                  We have paid quarterly distributions to our shareholders since 1981, our first full year of operations. Distributions per share of Common Stock for 1999 amounted to $1.52, which includes a special distribution declared in November 1999 to common shareholders of record as of November 15, 1999. The special distribution was paid in January 2000, at the option of the shareholder, either $0.62 per share in cash or $0.65 per share in depositary shares, each representing 1/1,000 of a share of the Company's Equity Stock, Series A.

                  Holders of Common Stock are entitled to receive distributions when and if declared by the Company's Board of Directors out of any funds legally available for that purpose. We are required to distribute at least 95% of our net taxable ordinary income prior to the filing of the Company's tax return and 85%, subject to certain adjustments, during the calendar year, to maintain our REIT status for federal income tax purposes. It is our intention to pay distributions of not less than this required amount.

                  For Federal tax purposes, distributions to shareholders are treated as ordinary income, capital gains, return of capital or a combination thereof. In 1999, distributions to common shareholders were $1.53 for common shareholders who elected stock in a special dividend declared in 1999 and $1.50 for common shareholders who elected cash in the special dividend, and were all ordinary income. Distributions to common shareholders were $0.88 per share in each of 1998 and 1997, and were all ordinary income. For 1998, the dividends paid to the common shareholders ($0.88 per share) and on all the various classes of preferred stock were all ordinary income for the first, third, and fourth quarter distributions. For the second quarter of 1998, 86.110% of the dividends were characterized as ordinary income and the remainder was characterized as capital gain.

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

                  In June 1997, we contributed $22,500,000 (225,000 shares) of our equity stock, now designated as Equity Stock, Series AA ("Equity Stock AA") to a partnership in which we are the general partner. As a result of this contribution, we obtained a controlling interest in the Partnership and began to consolidate the accounts of the Partnership. The Equity Stock AA ranks on a parity with Common Stock and junior to the Senior Preferred Stock with respect to general preference rights and has a liquidation amount of ten times the amount paid to each Common Share up to a maximum of $100 per share. Quarterly distributions per share on the Equity Stock AA are equal to the lesser of (i) 10 times the amount paid per Common Stock or (ii) $2.20. We have no obligation to pay distributions if no distributions are paid to common shareholders.

                  In November 1999, we sold $100,000,000  (4,289,544  shares) of our Equity Stock, Series AAA ("Equity Stock AAA") to a newly formed development joint venture. We control this joint venture, and accordingly the Equity Stock AAA is eliminated in consolidation. The Equity Stock AAA ranks on a parity with Common Stock and junior to the Senior Preferred Stock (as defined below) with respect to general preference rights, and has a liquidation amount equal to 120% of the amount distributed to each common share. Annual distributions per share are equal to the lesser of (i) five times the amount paid per common share or (ii) $2.1564. We have no obligation to pay distributions if no distributions are paid to common shareholders.

                  In January 2000, we issued 4,300,555 depositary shares (2,200,555 shares as part of a special distribution declared on November 15, 1999 and 2,100,000 shares in a separate public offering) each representing 1/1,000 of a share of Equity Stock, Series A ("Equity Stock A"). The Equity Stock, Series A ranks on a parity with Common Stock and junior to the Senior Preferred Stock with respect to general preference rights and has a liquidation amount of which cannot exceed $24.50 per share. Distributions with respect to each depositary share shall be the lesser of: a) five times the per share dividend on the Common Stock or b) $2.45 per annum (prorated for the year 2000). Except in order to preserve the Company's federal income tax status as a REIT, we may not redeem the depositary shares before March 31, 2005. On or after March 31, 2005, we may, at our option, redeem the depositary shares at $24.50 per depositary share. If the Company fails to preserve its federal income tax status as a REIT, the depositary shares will be convertible into common stock on a one for one basis. The depositary shares are otherwise not convertible into common stock. Holders of depositary shares vote as a single class with our holders of common stock on shareholder matters, but the depositary shares have the equivalent of one-tenth of a vote per depositary share. We have no obligation to pay distributions if no distributions are paid to common shareholders.

e.       Registrant's Preferred Equity

                  On October 26, 1992, we completed a public offering of 1,825,000 shares ($25 stated value per share) of 10% Cumulative Preferred Stock, Series A ("Series A Preferred Stock"). The Series A Preferred Stock has general preference rights over the Common Stock with respect to distributions and liquidation proceeds. During 1999, we paid dividends totaling $4,563,000 ($2.50 per preferred share).

                  On March 25, 1993, we completed a public offering of 2,300,000 shares ($25 stated value per share) of 9.20% Cumulative Preferred Stock, Series B ("Series B Preferred Stock"). The Series B Preferred Stock has general preference rights over the Common Stock with respect to distributions and liquidation proceeds. During 1999, we paid dividends totaling $5,488,000 ($2.30 per preferred share).

                  On June 30, 1994, we completed a public offering of 1,200,000 shares ($25 stated value per share) of Adjustable Rate Cumulative Preferred Stock, Series C ("Series C Preferred Stock"). The Series C Preferred Stock has general preference rights over the Common Stock with respect to distributions and liquidation proceeds. During 1999, we paid dividends totaling $2,024,000 ($1.688 per preferred share).

                  On September 1, 1994, we completed a public offering of 1,200,000 shares ($25 stated value per share) of 9.50% Cumulative Preferred Stock, Series D ("Series D Preferred Stock"). The Series D Preferred Stock has general preference rights over the Common Stock with respect to distributions and liquidation proceeds. During 1999, we paid dividends totaling $2,850,000 ($2.375 per preferred share).

                  On February 1, 1995, we completed a public offering of 2,195,000 shares ($25 stated value per share) of 10% Cumulative Preferred Stock, Series E ("Series E Preferred Stock"). The Series E Preferred Stock has general preference rights over the Common Stock with respect to distributions and liquidation proceeds. During 1999, the we paid dividends totaling $5,488,000 ($2.50 per preferred share).

                  On May 3, 1995, we completed a public offering of 2,300,000 shares ($25 stated value per share) of 9.75% Cumulative Preferred Stock, Series F ("Series F Preferred Stock"). The Series F Preferred Stock has general preference rights over the Common Stock with respect to distributions and liquidation proceeds. During 1999, we paid dividends totaling $5,606,000 ($2.437 per preferred share).

                  On December 13, 1995, we completed a public offering of 6,900,000 depositary shares ($25 stated value per depositary share) each representing 1/1,000 of a share of 8-7/8% Cumulative Preferred Stock, Series G ("Series G Preferred Stock"). The Series G Preferred Stock has general preference rights over the Common Stock with respect to distributions and liquidation proceeds. During 1999, we paid dividends totaling $15,309,000 ($2.219 per preferred depositary share).

                  On January 25, 1996, we completed a public offering of 6,750,000 depositary shares ($25 stated value per depositary share) each representing 1/1,000 of a share of 8.45% Cumulative Preferred Stock, Series H ("Series H Preferred Stock"). The Series H Preferred Stock has general preference rights over the Common Stock with respect to distributions and liquidation proceeds. During 1999, we paid dividends totaling $14,259,000 ($2.112 per preferred share).

                  On November 1, 1996, we completed a public offering of 4,000,000 depositary shares ($25 stated value per depositary share) each representing 1/1,000 of a share of 8-5/8% Cumulative Preferred Stock, Series I ("Series I Preferred Stock"). The Series I Preferred Stock has general preference rights over the Common Stock with respect to distributions and liquidation proceeds. During 1999, we paid dividends totaling $8,625,000 ($2.156 per preferred share).

                  On August 25, 1997, we completed a public offering of 6,000,000 depositary shares ($25 stated value per depositary share) each representing 1/1,000 of a share of 8% Cumulative Preferred Stock, Series J ("Series J Preferred Stock"). The Series J Preferred Stock has general preference rights over the Common Stock with respect to distributions and liquidation proceeds. During 1999, we paid dividends totaling $12,000,000 ($2.00 per preferred share).

                  On January 19, 1999, we completed a public offering of 4,600,000 depositary shares ($25 stated value per depositary share) each representing 1/1,000 of a share of 8-1/4% Cumulative Preferred Stock, Series K ("Series K Preferred Stock"). The Series K Preferred Stock has general preference rights over the Common Stock with respect to distributions and liquidation proceeds. During 1999, we paid dividends totaling $9,040,000 ($1.965 per preferred share).

                  On March 10, 1999, we completed a public offering of 4,600,000 depositary shares ($25 stated value per depositary share) each representing 1/1,000 of a share of 8-1/4% Cumulative Preferred Stock, Series L ("Series L Preferred Stock"). The Series L Preferred Stock has general preference rights over the Common Stock with respect to distributions and liquidation proceeds. During 1999, we paid dividends totaling $7,695,000 ($1.673 per preferred share).

                  On August 12, 1999, we completed a public offering of 2,250,000 depositary shares ($25 stated value per depositary share) each representing 1/1,000 of a share of 8-3/4% Cumulative Preferred Stock, Series M ("Series M Preferred Stock"). The Series M Preferred Stock has general preference rights over the Common Stock with respect to distributions and liquidation proceeds. During 1999, we paid dividends totaling $1,846,000 ($0.820 per preferred share).

                  The Series A through Series M Preferred Stock are collectively referred to as the "Senior Preferred Stock.

ITEM 6.  SELECTED FINANCIAL DATA

                                                                          For the year ended December 31,
                                                        ----------------------------------------------------------------------
                                                        1999 (1)        1998 (1)       1997 (1)        1996 (1)        1995 (1)
                                                        -------         -------        -------         -------         -------
                                                                       (In thousands, except per share data)
Revenues:
  Rental income                                        $627,851        $535,869       $434,008        $294,426        $202,134
  Equity in earnings of real estate entities             32,183          26,602         17,569          22,121           3,763
  Interest and other income                              16,700          18,614         17,474          19,829           6,301
                                                        -------         -------        -------         -------         -------
                                                        676,734         581,085        469,051         336,376         212,198
                                                        -------         -------        -------         -------         -------
Expenses:
  Cost of operations                                    216,816         205,835        165,714          94,285          72,247
  Depreciation and amortization                         137,719         111,799         92,750          64,999          40,760
  General and administrative                             12,491          11,635         13,462           5,698           3,982
  Interest expense                                        7,971           4,507          6,792           8,482           8,508
  Environmental cost                                          -               -              -               -           2,741
  Advisory fee                                                -               -              -               -           6,437
                                                        -------         -------        -------         -------         -------
                                                        374,997         333,776        278,718         173,464         134,675
                                                        -------         -------        -------         -------         -------
Income before minority interest and disposition
  gain                                                  301,737         247,309        190,333         162,912          77,523
Minority interest in income                             (16,006)        (20,290)       (11,684)         (9,363)         (7,137)
                                                        -------         -------        -------         -------         -------
Net income before gain on disposition of real           285,731         227,019        178,649         153,549          70,386
  estate
Gain on disposition of real estate                        2,154               -              -               -               -
                                                        -------         -------        -------         -------         -------
Net income                                             $287,885        $227,019       $178,649        $153,549         $70,386
                                                        =======         =======        =======         =======         =======
---------------------------------------------------------------------------------------------------------------------------------
PER COMMON SHARE :
Distributions                                             $1.52           $0.88          $0.88           $0.88           $0.88

Net income - Basic                                        $1.53           $1.30          $0.92           $1.10           $0.96
Net income - Diluted                                      $1.52           $1.30          $0.91           $1.10           $0.95

Weighted average common shares - Basic                  126,308         113,929         98,446          77,117          41,039
Weighted average common shares - Diluted                126,669         114,357         98,961          77,358          41,171

---------------------------------------------------------------------------------------------------------------------------------
BALANCE SHEET DATA
Total assets                                         $4,214,385      $3,403,904     $3,311,645      $2,572,152      $1,937,461
Total debt                                             $167,338         $81,426       $103,558        $108,443        $158,052
Minority interest                                      $186,600        $139,325       $288,479        $116,805        $112,373
Shareholders' equity                                 $3,689,100      $3,119,340     $2,848,960      $2,305,437      $1,634,503

---------------------------------------------------------------------------------------------------------------------------------
OTHER DATA:
Net cash provided by operating activities              $459,177        $372,992       $294,557        $245,361        $123,579
Net cash used in investing activities                 $(448,529)      $(355,231)     $(408,313)      $(479,626)      $(248,672)
Net cash provided by (used in) financing
  activities                                            $(6,748)        $(7,991)      $128,355        $180,685        $185,378
Funds from operations (2)                              $428,962        $336,363       $272,234        $224,476        $105,199


(1) During 1999, 1998, 1997, 1996 and 1995, we completed several significant business combinations and equity transactions. See Notes 3 and 10 to the Company's consolidated financial statementS.

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

         OVERVIEW: The storage industry is highly fragmented and is composed predominantly of numerous local and regional operators. Competition in the markets in which we operate is significant and is increasing from additional development of storage facilities in many markets which may negatively impact occupancy levels and rental rates at the storage facilities. However, we believe that we possess several distinguishing characteristics which enable it to compete effectively with other owners and operators.

         We are the largest owner and operator of storage facilities in the United States with ownership interests as of December 31, 1999 in 1,330 storage facilities containing approximately 78.8 million net rentable square feet. All of our facilities are operated under the "Public Storage" brand name, which we believe is the most recognized and established name in the storage industry. Located in the major metropolitan markets of 37 states, our storage facilities are geographically diverse, giving us national recognition and prominence. This concentration establishes us as one of the dominant providers of storage space in each market in which we operate and enables us to use a variety of promotional activities, such as radio advertising as well as targeted discounting and referrals and, to a lesser extent, television advertising, which are generally not economically viable to our competitors. In addition, we believe that the geographic diversity of the portfolio reduces the impact from regional economic downturns and provides a greater degree of revenue stability.

         Commencing in early 1996, we began to implement a national telephone reservation system designed to provide added customer service and maximize utilization of available storage space. Customers calling either the Company's toll-free telephone referral system, (800) 44-STORE, or a storage facility are directed to the national reservation system. A representative discusses with the customer space requirements, price and location preferences and also informs the customer of other products and services provided by the Company and its subsidiaries. The national telephone reservation system has enhanced our ability to effectively market storage space and is primarily responsible for the increase in occupancy levels at our facilities since the reservation system was implemented.

         In late 1996, we organized Public Storage Pickup and Delivery, Inc. as a separate corporation and a related partnership (the corporation and partnership are collectively referred to as "PSPUD") to operate a portable self-storage business that rents storage containers to customers for storage in central facilities.

         The concept of PSPUD is to provide an alternative to a traditional storage facility. PSPUD delivers a storage container(s) to the customer's location where the customer, at his convenience, packs his goods into the storage container. PSPUD will subsequently return to the customer's location to retrieve the storage container(s) for storage in a central facility. At December 31, 1999, PSPUD had 36 facilities in operation.

         Due to the start-up nature of this business, PSPUD has incurred operating losses during each of the last four fiscal years. The operating results of PSPUD have continued to improve significantly. For the last six months of fiscal 1999, PSPUD operations broke even (based on an earnings before depreciation and amortization or EBITDA).

         We will continue to focus our growth strategies on: (i) improving the operating performance of our existing traditional self-storage properties, (ii) increasing our ownership of storage facilities through additional investments,
(iii) improving the operating  performance of the portable  storage business and
(iv) participating in the growth of PS Business Parks, Inc. Major elements of these strategies are as follows:

* We will continue to focus upon enhancing the operating performance of our existing traditional self-storage properties, primarily through increases in revenues achieved through the telephone reservation center and associated marketing efforts. These increases in revenue levels are expected to result primarily from increases in realized rent per occupied square foot rather than significant increases in occupancy levels.

* We will continue to focus on improving the operations of the portable self-storage operations. The Company and PSPUD are developing facilities that combine portable self-storage and traditional self-storage ("Combination Facilities") which will replace existing third-party leased facilities and reduce third-party lease expense. We believe that Combination Facilities offer efficiencies and a more effective method to meet customers' needs than a stand-alone portable self-storage facility. We expect that, upon completion of our combination facility development program, substantially all of the portable self-storage facilities will be operated in Combination Facilities.

* We expect to continue our storage facility development program. Over the past two years, the Company and certain development joint ventures that it has an interest in opened a total of 41 storage facilities at a cost of approximately $198 million, with 2,563,000 net rentable square feet. The Company and its development joint ventures have a total of 64 projects identified for openings after December 31, 1999 at a total cost of $362 million. These 64 projects (which includes Combination Facilities) are comprised of 47 storage facilities in process (total estimated costs upon completion of $256 million) and 17 storage facilities identified that have not yet begun construction (estimated costs upon completion of approximately $106 million). Generally, the construction period takes nine to 12 months, followed by an 18 to 24 month fill-up process. Throughout the fill-up period, we experience earnings dilution to the extent of our interest in the developed properties.

* We will acquire facilities from third parties when appropriate. On March 12, 1999, we completed a merger transaction with Storage Trust Realty ("Storage Trust"), a publicly traded real estate investment trust. In connection with the merger, we acquired 215 storage properties located in 16 states. We believe that our national telephone reservation system and marketing organization present an opportunity for increased revenues through higher occupancies of the properties acquired, as well as cost efficiencies through greater critical mass.

RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

         NET INCOME AND EARNINGS PER COMMON SHARE: Net income for 1999, 1998 and 1997 was $287,885,000, $227,019,000 and $178,649,000 respectively. Net income allocable to common shareholders (net income less preferred stock dividends) for 1999, 1998 and 1997 was $193,092,000, $148,644,000 and $90,256,000,
respectively. On a diluted basis, net income per common share was $1.52 per common share (based on weighted average shares outstanding of 126,669,000) for 1999, $1.30 per common share (based on weighted average shares outstanding of 114,357,000) for 1998 and $0.91 (based on weighted average shares outstanding of 98,961,000) for 1997.

         The increase in net income per share for 1999 compared to 1998 was principally the result of improved real estate operations and the impact of decreased start-up operating losses of the portable self-storage business. The increase in net income in 1998 compared to 1997 was principally the result of improved real estate operations and the impact of a special dividend paid in 1997 described below.

         Net income allocable to common shareholders and net income per common share for the year ended December 31, 1997 was negatively impacted by a special dividend totaling $13,412,000, paid to the holders of the Series CC Convertible Preferred Stock ("Series CC") during the first quarter of 1997. During the second quarter of 1997, the Series CC stock converted into common stock of the Company. Accordingly during 1997, all of the $13,412,000 ($0.14 per common share, on a diluted basis) of dividends were treated as an allocation of net income to the preferred shareholders in determining the allocation of net income to the common shareholders.

REAL ESTATE OPERATIONS
--------------------------------------------------------------------------------

         SELF - STORAGE OPERATIONS: Our self-storage operations are by far the largest component of our operations, representing approximately 88% of total revenues generated during 1999. At the end of 1996, we had a total of 721 self-storage facilities included in our consolidated financial statements. Since that time we have increased the number of self-storage facilities by 480 (1997 - 173 facilities, 1998 - 57 facilities and 1999 - 250 facilities). As a result of significant acquisitions of self-storage facilities in each of the past three years, year over year comparisons as presented on the consolidated statements of income with respect to our self-storage operations are not meaningful.

         To enhance year over year comparisons, the following table summarizes the operating results (before depreciation) of (i) the 713 self-storage facilities that are reflected in the financial statements for the entire three years ended December 31, 1999 (the "Consistent Group") and (ii) all other self-storage facilities for which operations were not reflected in the financial statements for the entire three years ended December 31, 1999 (the "Other Facilities"):

SELF - STORAGE OPERATIONS:
-------------------------

                                                Year Ended December 31,                  Year Ended December 31,
                                                 ---------------------                    ---------------------
                                                                        Percentage                                Percentage
                                                   1999         1998      Change            1998         1997       Change
                                                 --------     --------   --------         --------     --------    --------
                                                       (Dollar amounts in thousands, except rents per square foot)
Rental income:
--------------
Consistent Group.........................        $378,252     $365,050      3.6%          $365,050     $341,070        7.0%
Other Facilities.........................         214,367      123,241     73.9%           123,241       44,470      177.1%
                                                 --------     --------   --------         --------     --------    --------
                                                  592,619      488,291     21.4%           488,291      385,540       26.7%
                                                 --------     --------   --------         --------     --------    --------
Cost of operations:
-------------------
Consistent Group.........................         113,930      111,287      2.4%           111,287      104,781        6.2%
Other Facilities.........................          70,551       38,089     85.2%            38,089       13,182      188.9%
                                                 --------     --------   --------         --------     --------    --------
                                                  184,481      149,376     23.5%           149,376      117,963       26.6%
                                                 --------     --------   --------         --------     --------    --------
Net operating income:
---------------------
Consistent Group.........................         264,322      253,763      4.2%           253,763      236,289        7.4%
Other Facilities.........................         143,816       85,152     68.9%            85,152       31,288      172.2%
                                                 --------     --------   --------         --------     --------    --------
                                                 $408,138     $338,915     20.4%          $338,915     $267,577       26.7%
                                                 ========     ========   ========         ========     ========    ========
Consistent Group data:
----------------------
Gross margin.............................          69.9%        69.5%       0.4%            69.5%         69.3%        0.2%
Weighted average:
   Occupancy.............................          92.0%        92.1%      (0.1)%           92.1%         91.4%        0.7%
   Realized annual rent per square foot..          $9.74        $9.39       3.7%            $9.39         $8.84        6.2%
   Scheduled annual rent per square foot.          $9.93        $9.73       2.1%            $9.73         $9.37        3.8%

Number of self-storage facilities
 (at end of period):
   Consistent group......................           713          713        0.0%             713           713         0.0%
   Other Facilities......................           488          238      105.0%             238           181        31.5%

Net rentable sq. ft. (at end of period):
   Consistent group......................        42,220       42,220        0.0%          42,220        42,220         0.0%
   Other Facilities......................        28,789       14,889       93.3%          14,889        11,351        31.2%


         Operations with respect to the "other facilities" include a partial period of operations with respect to facilities that were acquired or disposed of since January 1, 1997, as well as other facilities that were not operated on a stabilized basis throughout this period.

         The Consistent Group of facilities experienced increased revenues in 1999 and 1998 of 3.6% and 7.0%, respectively, as compared to the preceding year. The 3.6% increase in revenues in 1999 as compared to 1998 was caused primarily by a 3.7% increase in realized (accrual based rates, net of discounts) rent per occupied square foot, offset by a 0.1% reduction in average occupancy levels. These improvements are due principally to the national telephone reservation system which was implemented during 1996, as well as media advertising and promotional activities.

         In 1999, the rate of revenue growth over 1998 for the Consistent Group was less than the rate of growth experienced in 1998 over 1997. This was primarily due to a leveling of occupancy levels in 1999 combined with a slower level of growth of realized rent per occupied square foot. We expect to continue to experience similar growth rates in fiscal 2000 as we experienced in 1999.

         Cost of operations includes all direct and indirect costs of operating and managing the facilities. The following table summarizes major operating expenses with respect to the Consistent Group (in thousands):

                                         1999            1998          1997
                                       --------        --------      --------
Payroll expense                         $33,997         $33,549       $32,721
Property taxes                           33,592          33,416        31,977
Advertising                               5,655           3,836         3,265
Telephone reservation center costs        5,943           5,356         3,401
Other                                    34,743          35,130        33,417
                                       --------        --------      --------
                                       $113,930        $111,287      $104,781
                                       ========        ========      ========

         Increases in advertising cost are principally due to expanded yellow page advertising in telephone directories partially offset by a reduction in television advertising. Total advertising cost was $5,655,000, $3,836,000, and $3,265,000 in 1999, 1998, and 1997, respectively. Promotional advertising has increased customer call volume into our national reservation system, where, as indicated above, one of our representatives discusses with the customer space requirements, price and location preferences and also informs the customer of other products and services provided by the Company and its subsidiaries

         Telephone reservation center costs have increased due to the expansion of our national telephone reservation. In connection with the national telephone reservation system, the Company implements various pricing and promotional discount strategies designed to increase rental activity. Consistent Group promotional discounts (which are included as a reduction to gross rents to arrive at rental income) were $12,792,000 in 1997, $11,509,000 in 1998 and
$11,259,000 in 1999.

PORTABLE SELF-STORAGE OPERATIONS
--------------------------------------------------------------------------------

         In August 1996, PSPUD, a subsidiary of the Company, made its initial entry into the portable self-storage business through its acquisition of a single facility operator located in Irvine, California. At December 31, 1999, PSPUD operated 36 facilities in 11 states. The facilities are located in major markets in which we have significant market presence with respect to our traditional self-storage facilities.

         Due to the start-up nature of the business, PSPUD incurred operating losses totaling approximately $9.9 million, $31.4 million, and $31.7 million for the years ended December 31, 1999, 1998 and 1997, respectively, summarized as follows:

PORTABLE SELF-STORAGE:
---------------------

                                            Year Ended December 31,                   Year Ended December 31,
                                             ---------------------                     ---------------------
                                                                     Dollar                                      Dollar
                                               1999        1998      Change              1998         1997       Change
                                             --------     --------  --------           --------     --------    --------
                                                                   (Dollar amounts in thousand)

Rental and other income ............         $27,028      $24,466     $2,562           $24,466       $7,893     $16,573
                                             --------     --------  --------           --------     --------    --------
Cost of operations:
    Direct operating costs..........          18,397       24,902    (6,505)            24,902       14,445      10,457
    Marketing and advertising.......           1,333        9,206    (7,873)             9,206       10,441      (1,235)
    Facility lease expense..........           9,779       14,400    (4,621)            14,400        6,200       8,200
                                             --------     --------  --------           --------     --------    --------
       Total cost of operations.....          29,509       48,508   (18,999)            48,508       31,086      17,422
                                             --------     --------  --------           --------     --------    --------

    Operating loss prior to
      depreciation and general and
      administrative expense........          (2,481)     (24,042)    21,561           (24,042)     (23,193)       (849)

    Depreciation (a)................           4,915        4,317        598             4,317        1,394       2,923
    General and administrative (a)..           2,512        3,039      (527)             3,039        7,078      (4,039)
                                             --------     --------  --------           --------     --------    --------
Operating losses....................         $(9,908)    $(31,398)   $21,490          $(31,398)    $(31,665)       $267
                                             ========     ========  ========           ========     ========    ========

         (a) Amounts reflect that portion of consolidated depreciation and general and administrative expense that is directly attributable to the Portable Self-Storage business.

         We believe that the quarterly losses from the portable self-storage operations peaked during the third quarter of 1997. Operating losses were approximately $12,069,000 for the third quarter of 1997 and have subsequently decreased each quarter through the fourth quarter of 1999 where operating losses were approximately $1,037,000. Operations before depreciation for the last six months of 1999 were approximately breakeven.

         The number of portable self-storage facilities PSPUD operated increased from 4 at December 31, 1996 to 49 at December 31, 1997 due to the opening of 45 facilities in 1997. The number of facilities decreased to 43 at December 31, 1998, due to the opening of 13 facilities and the closure of several facilities in non-strategic markets and the consolidation of several other facilities into existing facilities within the same markets. The number of facilities decreased further to 36 at December 31, 1999 due to the closure and consolidation of several additional facilities.

         Rental and other income includes monthly rental charges to customers for storage of the containers and service fees charged for pickup and delivery of containers to customers' homes. The increase in rental and other income from $7,893,000 in 1997 to $24,466,000 in 1998 is the result of the significant expansion of the business throughout that period of time. Rental income increased to $27,028,000 in 1999 compared to $24,466,000 in 1998 principally as a result in increases in the number of occupied containers.

         We believe that marketing and advertising activities positively impact move-in activity. Commencing in the third quarter of 1997, PSPUD began to advertise the portable self-storage product on television in selected markets. Television advertising was curtailed in the second half of 1998. Advertising and marketing expense decreased to $1,333,000 in 1999 from $9,206,000 in 1998 primarily due to the curtailment of television advertising in the second half of 1998. Advertising and marketing expense decreased to $9,206,000 in 1998 from $10,441,000 in 1997, due primarily to reductions in television advertising.

         Substantially all of the facilities have been leased from third parties. Facility lease expense decreased to $9,779,000 in 1999 from $14,400,000 in 1998, principally as a result of the reduction in the number of facilities. Facility lease expense increased to $14,400,000 in 1998 from $6,200,000 in 1997 due to the aforementioned increase in the number of facilities in 1998 and 1997.

         We are currently developing combination facilities that combine mini-warehouse and portable self-storage space in the same location. We expect that an increasing part of the portable self-storage business will be operated from this type of a facility. To the extent that these developed Combination Facilities replace existing third-party leased space, lease expense should be reduced.

         General and administrative expense (which is a component of total general and administrative expense presented on the income statement) was $2,512,000, $3,039,000, and $7,078,000 in 1999, 1998, and 1997, respectively.
Amounts in 1998 and 1997 reflect the training and recruiting of personnel, equipment, computer software, and professional fees in organizing the portable self-storage business. Amounts in 1999 and 1998 include amounts incurred in connection with terminated leases.

         On March 28, 2000, a Form 10 registration statement was filed with the Securities and Exchange Commission outlining a plan of distribution with respect to the portable storage operations and our truck rental activities. Under this plan, after the reorganization and recapitalization of certain affiliated entities, we will distribute to our common shareholders all of the common stock of an entity that will primarily own the portable storage business and truck rental activities. There is no current trading market for the stock of this entity. We will apply to have the entity's common stock quoted on the NASDAQ National Market.

         COMMERCIAL PROPERTY OPERATIONS: Our commercial property operations principally consist of our investment in PSB, an affiliated real estate investment trust, and to a much lesser extent commercial space owned by the Company and Consolidated Entities. The following table sets forth the historical commercial property amounts included in the financial statements:

COMMERCIAL PROPERTY OPERATIONS:
-------------------------------

                                     Year Ended December 31,                Year Ended December 31,
                                     ----------------------                 ----------------------
                                        1999        1998        Change         1998         1997       Change
                                       ------      -------      -------       -------      -------     -------
                                                             (Amounts in thousands)

Rental income  ...............        $ 8,204      $23,112      (64.5)%       $23,112      $40,575     (43.0)%
Cost of operations............          2,826        7,951      (64.5)%         7,951       16,665     (52.3)%
                                       ------      -------      -------       -------      -------     -------
Net operating income..........         $5,378      $15,161      (64.5)%       $15,161      $23,910     (36.6)%
                                       ======      =======      =======       =======      =======     =======

        From the time of PSB's formation through March 31, 1998, we consolidated the accounts of PSB in our financial statements. During the second quarter of 1998, our ownership interest in PSB was reduced below 50% and, as a result, we no longer had a controlling interest in PSB. Accordingly, effective April 1, 1998, we no longer include the accounts of PSB in the consolidated financial statements and have accounted for our investment using the equity method. For all periods after March 31, 1998, the income statement includes our share of income in PSB. Further, commercial property operations for the periods after March 31, 1998 reflect only the commercial property operations of facilities owned by us which have both storage and commercial use combined at the same property location.

        EQUITY IN EARNINGS OF REAL ESTATE ENTITIES: In addition to our ownership of equity interests in PSB, we had general and limited partnership interests in 12 limited partnerships at December 31, 1999 (PSB and the limited partnerships are collectively referred to as the "Unconsolidated Entities"). Due to our limited ownership interest and control of these entities, we do not consolidate the accounts of these entities for financial reporting purposes, and account for such investments using the equity method.

        Equity in earnings of real estate entities for the year ended December 31, 1999 consists of our pro rata share of the Unconsolidated Entities based upon our ownership interest for the period. Similar to the Company, the Unconsolidated Entities (other than PSB) generate substantially all of their income from their ownership of storage facilities, which we manage. In the aggregate, the Unconsolidated Entities (including PSB) own a total of 249 real estate facilities, 124 of which are storage facilities. The following table sets forth the significant components of equity in earnings of real estate entities:

HISTORICAL SUMMARY:                             Year Ended December 31,                 Year Ended December 31,
------------------                             -----------------------    Dollar        ----------------------      Dollar
                                                  1999         1998       Change           1998          1997       Change
                                               ----------   ----------   ----------     ----------   ----------    ----------
                                                                          (Amounts in thousands)
Property operations:
  PSB....................................       $35,623       $23,301      $12,322        $23,301    $       -     $ 23,301
  Development Joint Venture..............         2,346           729        1,617            729           86         643
  Other investments - storage............        17,794        19,975       (2,181)        19,975       30,940      (10,965)
  Other investments - commercial properties         242           354         (112)           354        1,428       (1,074)
                                               ----------   ----------   ----------     ----------   ----------    ----------
                                                 56,005        44,359       11,646         44,359       32,454       11,905
                                               ----------   ----------   ----------     ----------   ----------    ----------
Depreciation:
  PSB....................................       (12,130)       (7,303)      (4,827)        (7,303)           -       (7,303)
  Development Joint Venture..............        (1,320)         (564)        (756)          (564)        (137)        (427)
  Other investments - storage ...........        (6,243)       (5,958)        (285)        (5,958)     (10,798)       4,840
  Other investments - commercial properties         (28)          (59)          31            (59)        (539)         480
                                               ----------   ----------   ----------     ----------   ----------    ----------
                                                (19,721)      (13,884)      (5,837)       (13,884)     (11,474)      (2,410)
                                               ----------   ----------   ----------     ----------   ----------    ----------
Other: (1)
  PSB....................................        (4,505)       (1,220)      (3,285)        (1,220)           -       (1,220)
  Development Joint Venture..............           153            97           56             97           44           53
  Other investments......................           251        (2,750)       3,001         (2,750)      (3,455)         705
                                               ----------   ----------   ----------     ----------   ----------    ----------
                                                 (4,101)       (3,873)        (228)        (3,873)      (3,411)        (462)
                                               ----------   ----------   ----------     ----------   ----------    ----------
Total equity in earnings of real estate
entities..................................      $32,183       $26,602       $5,581        $26,602      $17,569      $ 9,033
                                               ==========   ==========   ==========     ==========   ==========    ==========

(1) "Other" reflects the Company's share of general and administrative expense, interest expense, interest income, and other non-property, non-depreciation related operating results of these entities.

         The increase in 1999 equity in earnings of real estate entities compared to 1998 is principally the result of improved operations of PSB, as well as the impact of the deconsolidation of PSB effective April 1, 1998 whereby 1999's equity in earnings includes a full year with respect to our interest in the operations of PSB, and 1998 includes nine months of such interest. The increase is partially offset by the impact of certain business combinations occurring in 1998 and 1999 whereby we acquired a controlling interest in certain entities and began to include the accounts of such entities in the consolidated financial statements. Prior to the inclusion of these entities in the consolidated financial statements, we used the equity method to report our share of the entities' earnings.

         The increase in 1998 equity in earnings of real estate entities compared to 1997 is principally the result of the deconsolidation of PSB as described above. This increase is partially offset by the impact of certain business combinations occurring in 1997 and 1998 whereby we acquired a controlling interest in certain entities and began to include the accounts of such entities in the consolidated financial statements. Prior to the inclusion of these entities in the consolidated financial statements, we used the equity method to report our share of the entities' earnings.

         PSB is a publicly traded real estate investment trust organized by the Company on January 2, 1997. During 1997, the Company and certain partnerships in which the Company has a controlling interest contributed substantially all of their commercial properties to PSB in exchange for equity interests. At December 31, 1999, PSB owned 125 properties located in 11 states. PSB also manages the commercial properties owned by the Company and affiliated entities. As of December 31, 1999, the Company and certain partnerships in which the Company has a controlling interest owned approximately 41% of the common equity interest of PSB.

        In April 1997, we formed a joint venture partnership (the "Development Joint Venture") with an institutional investor to participate in the development of approximately $220 million of storage facilities. The venture is funded solely with equity capital consisting of 30% from the Company and 70% from the institutional investor. Equity in earnings from the Development Joint Venture reflects our pro rata share, based upon our ownership interest, of the operations of the Development Joint Venture. Since inception through December 31, 1999, the Development Joint Venture has developed and opened 44 storage facilities (approximately 2,659,000 square feet) and at December 31, 1999 had three facilities under development (approximately 221,000 square feet). Generally the construction period takes nine to 12 months followed by a 18 to 24 month fill-up process until the newly constructed facility reaches a stabilized occupancy level of approximately 90%. For fiscal 1997, 1998, and 1999, the majority of the completed facilities are in the fill-up process and had not reached a stabilized occupancy level. We expect that our earnings with respect to our investment in the Development Joint Venture will continue to increase in 2000 as compared to 1999 as the existing properties continue to fill up.

OTHER INCOME AND EXPENSE ITEMS
--------------------------------------------------------------------------------

         INTEREST AND OTHER INCOME: The net operating results from our property management operations and merchandise sales are presented along with interest and other income, as "interest and other income." The components of interest and other income are detailed as follows:

                                                Year ended December 31,                      Year ended December 31,
                                              1999          1998          Change          1998         1997         Change
                                           ----------   ----------     ----------      ----------   ----------    ----------
                                                                        (Amounts in thousands)
Facility Management:
   Revenues                                  $5,446       $ 6,221        $ (775)         $ 6,221      $ 10,141      $ (3,920)
   Cost of operations                           893         1,066          (173)           1,066         1,793          (727)
                                           ----------   ----------     ----------      ----------   ----------    ----------
     Net operating income                     4,553         5,155          (602)           5,155         8,348        (3,193)
                                           ----------   ----------     ----------      ----------   ----------    ----------
Sales of packaging material and truck
rental income:
  Revenues                                   12,724         8,345         4,379            8,345         5,272         3,073
  Cost of operations                          9,835         6,625         3,210            6,625         4,134         2,491
                                           ----------   ----------     ----------      ----------   ----------    ----------
     Net operating income                     2,889         1,720         1,169            1,720         1,138           582

Interest and other income                     9,258        11,739        (2,481)          11,739         7,988         3,751
                                           ----------   ----------     ----------      ----------   ----------    ----------
  Total interest and other income           $16,700       $18,614       $(1,914)         $18,614       $17,474        $1,140
                                           ==========   ==========     ==========      ==========   ==========    ==========

         Facility management operations are primarily attributable to management of self-storage properties. At December 31, 1999, we managed 159 storage facilities (124 owned by Unconsolidated Entities and 35 owned by third parties) pursuant to property management contracts. The property management contracts generally provide for compensation equal to 6% of gross revenues of the facilities managed. Under the supervision of the property owners, we coordinate rental policies, rent collections, marketing activities, the purchase of equipment and supplies, maintenance activity, and the selection and engagement of vendors, suppliers and independent contractors. In addition, we assist and advise the property owners in establishing policies for the hire, discharge and supervision of employees for the operation of these facilities, including resident managers, assistant managers, relief managers and billing and maintenance personnel.

         Throughout the three year period ended December 31, 1999, we completed several acquisitions of storage facilities from affiliated entities and, as a result, storage properties which were managed by us became owned facilities and the related management fee income with respect to these facilities ceased. Accordingly, property management operations with respect to storage facilities have continuously decreased during the three year period ended December 31, 1999. Since we have acquired in the past, and may continue to seek to acquire in the future, real estate facilities owned by the Unconsolidated Entities, our facility management income may decrease in 2000 compared to 1999.

         Sales of packaging material and truck rentals have increased as a result of our retail expansion program (described below). The strategic objective of the retail expansion program is to create a "Retail Store" that will (i) rent spaces for the attached storage facility, (ii) rent spaces for the other Public Storage facilities in adjacent neighborhoods, (iii) sell locks, boxes and packing materials to the general public, including tenants and (iv) rent trucks and other moving equipment, all in an environment that is more retail oriented. Retail stores have been retrofitted to existing storage facility rental offices or "built-in" as part of the development of new storage facilities, both in high traffic, high visibility locations. The increases in revenues and cost of operations reflect the opening of additional stores, as well as increases at our existing stores.

         Interest and other income is primarily attributable to interest income on cash balances and interest income from mortgage notes receivable. Interest income from mortgage notes receivable was $2,189,000, $1,878,000 and $2,938,000 in 1999, 1998 and 1997, respectively. The changes in interest income from mortgage notes receivable reflect the changes in mortgage notes receivable balances. Fluctuations in the level of invested cash balances, caused by the timing of investing equity offering proceeds in real estate assets, led to a decrease in interest income in 1999 as compared to 1998, and led to an increase in interest income in 1998 as compared to 1997.

         DEPRECIATION AND AMORTIZATION: Depreciation and amortization expense was $137,719,000 in 1999, $111,799,000 in 1998 and $92,750,000 in 1997.
Depreciation expense with respect to the real estate facilities was $123,495,000 in 1999, $98,173,000 in 1998 and $82,047,000 in 1997; the increases are due to the acquisition of additional real estate facilities in 1997 through 1999. Depreciation expense with respect to non real estate assets, primarily depreciation of equipment associated with the portable self-storage operations, was $4,915,000 in 1999, $4,317,000 in 1998, and $1,394,000 in 1997; the
increases are due to the expansion in the portable self-storage operations. Amortization expense with respect to intangible assets totaled $9,309,000 for each of the three years ended December 31, 1999.

         GENERAL AND ADMINISTRATIVE EXPENSE: General and administrative expense was $12,491,000 in 1999, $11,635,000 in 1998 and $13,462,000 in 1997. General
and administrative costs for each year principally consist of state income taxes (for states in which the Company is a non-resident), investor relation expenses, certain overhead associated with the acquisition and development of real estate facilities, and certain overhead associated with the portable self-storage business.

         Included in general and administrative expense for 1999, 1998, and 1997 is approximately $2,512,000, $3,039,000, and $7,078,000, respectively, with respect to our portable self-storage business; amounts incurred in 1998 and 1997 include significant amounts related to recruiting and training personnel, equipment, computer software and professional fees in organizing the portable self-storage business.

         Prior to the impact of the portable self-storage business, we experienced and expect to continue to experience increased general and administrative costs due to the following: (i) the growth in the size of the Company, and (ii) the Company's property acquisition and development activities have continued to expand, resulting in certain additional costs incurred in connection with the acquisition of additional real estate facilities. General and administrative costs for each year principally consist of state income taxes (for states in which the Company is a non-resident), investor relation expenses, certain overhead associated with the acquisition and development of real estate facilities.

         INTEREST EXPENSE: Interest expense was $7,971,000 in 1999, $4,507,000 in 1998 and $6,792,000 in 1997. Debt and related interest expense remain relatively low compared to our overall asset base. Capitalized interest expense totaled $4,509,000 in 1999, $3,481,000 in 1998 and $2,428,000 in 1997 in
connection with our development activities. Interest expense before the capitalization of interest was $12,480,000 in 1999, $7,988,000 in 1998 and $9,220,000 in 1997. The decrease in interest expense in 1998 as compared to 1997 principally is due to the retirement of debt in 1998 of approximately $15,132,000. The increase in interest expense in 1999 as compared to 1998 is due to the $100 million of notes payable assumed in the merger with Storage Trust.

         MINORITY INTEREST IN INCOME: Minority interest in income represents the income allocable to equity interests in Consolidated Entities, which are not owned by the Company. Since 1990, we have acquired portions of these equity interests through our acquisition of limited and general partnership interests in the Consolidated Entities. These acquisitions have resulted in reductions to the "Minority interest in income" from what it would otherwise have been in the absence of such acquisitions, and accordingly, have increased our share of the Consolidated Entities' income. During 1999, 1998, and 1997, we acquired sufficient ownership interest and control in thirteen, three, and twelve partnerships, respectively, and commenced including the accounts of these partnerships in the consolidated financial statements, resulting in an increase in minority interest in income. The increase in minority interest in income in 1998 compared to 1997 is primarily related to the minority interest in PSB prior to April 1, 1998. The decrease in minority interest in income in 1999 as compared to 1998 is the result of the deconsolidation of PSB, partially offset by the consolidation of additional partnerships.

         In determining income allocable to the minority interest for 1999, 1998 and 1997 consolidated depreciation and amortization expense of approximately $9,294,000, $12,022,000 and $9,245,000, respectively, was allocated to the minority interest. The changes in depreciation allocated to the minority interest were principally the result of the factors denoted above with respect to minority interest in income.

SUPPLEMENTAL PROPERTY DATA AND TRENDS
--------------------------------------------------------------------------------

         At December 31, 1999, there were approximately 49 ownership entities owning in aggregate 1,330 storage facilities, including the facilities which we own and/or operate. At December 31, 1999, 124 of these facilities were owned by Unconsolidated Entities, entities in which we has an ownership interest and use the equity method for financial statement presentation. The remaining 1,206 facilities are owned by the Company and Consolidated Entities, of which 213 facilities were acquired in the merger with Storage Trust in 1999.

         The following table summarizes our investment in real estate facilities as of December 31, 1999:

                                                Number of Facilities in which the      Net Rentable Square Footage
                                                Company has an ownership interest             (in thousands)
                                               --------------------------------    --------------------------------
                                                  Storage    Commercial               Storage    Commercial
                                                Facilities   Properties   Total      Facilities  Properties   Total
                                               ------------------------  ------    ------------------------  ------
Wholly-owned facilities                             646          4         650       39,448          307      39,755
Facilities owned by Consolidated Entities           560          -         560       32,021            -      32,021
                                               -----------    ------     ------    -----------    ------      ------
    Total consolidated facilities                 1,206          4       1,210       71,469          307      71,776

Facilities owned by Unconsolidated Entities         124        125         249        7,284       12,359      19,643
                                               -----------    ------     ------    -----------    ------      ------
Total facilities in which the Company has
an ownership interest                             1,330        129       1,459        78,753      12,666      91,419
                                               ===========    ======     ======    ===========    =======     ======

         In order to evaluate how our overall portfolio has performed, we analyze the operating performance of a consistent group of storage facilities representing 978 (57.2 million net rentable square feet) of the 1,330 storage facilities (herein referred to as "Same Store" storage facilities). The 978 facilities represent a consistent pool of properties which have been operated under the "Public Storage" name, at a stabilized level, by the Company since January 1, 1994. From time to time, we remove facilities from the "Same Store" pool as a result of expansions, dispositions or other activities which make such facilities' results not comparable to previous periods.

         The Same Store group of properties includes 82 facilities that are not consolidated in the financial statements. Accordingly, rental income and cost of operations with respect to these 82 facilities are not reflected on the consolidated statements of income. As of December 31, 1999, the remaining 896 facilities are included in the consolidated financial statements, however, many of them were not included in the consolidated financial statements throughout each of the three years presented. The following table summarizes the pre-depreciation historical operating results of the Same Store storage facilities:

SAME STORE STORAGE FACILITIES:
-----------------------------
(historical property operations)

                                           Year Ended December 31,                   Year Ended December 31,
                                            ---------------------                     ---------------------
                                                                    Percentage                                Percentage
                                             1999         1998       Change            1998         1997       Change
                                            --------     --------   ----              --------     --------    ----
                                                    (Dollar amounts in thousands except rent per square foot)

Rental income.......................        $543,522     $520,767   4.4%              $520,767     $483,930    7.6%
Cost of operations (includes an
  imputed 6% property management fee)
  (1)...............................         187,582      182,761   2.6%               182,761      171,579    6.5%
                                            --------     --------   ----              --------     --------    ----
Net operating income................        $355,940     $338,006   5.3%              $338,006     $312,351    8.2%
                                            ========     ========   ====              ========     ========    ====

Gross profit margin(2)..............           65.5%        64.9%   0.6%                 64.9%        64.5%    0.4%

WEIGHTED AVERAGE:
  Occupancy.........................           92.5%        92.5%   0.0%                 92.5%        91.7%    0.8%
  Realized annual rent per sq. ft (3)         $10.27        $9.84   4.4%                 $9.84        $9.22    6.7%
  Scheduled annual rent per sq. ft (3)        $10.50       $10.25   2.4%                $10.25        $9.84    4.2%


1. Assumes payment of property management fees on all facilities, including those facilities owned by the Company for which no fee is paid. Cost of operations consists of the following:

                                             1999            1998         1997
                                           --------        --------     --------
Payroll expense                             $46,755         $46,280      $45,337
Property taxes                               47,986          48,557       45,626
Imputed 6% property management fees          32,611          31,246       29,035
Advertising                                   7,751           5,352        4,192
Telephone  reservation center costs           8,159           7,313        4,606
Other                                        44,320          44,013       42,783
                                           --------        --------     --------
                                           $187,582        $182,761     $171,579
                                           ========        ========     ========

2. Gross profit margin is computed by dividing property net operating income (before depreciation expense) by rental revenues. Cost of operations includes a 6% management fee. The gross profit margin excluding the facility management fee was 71.5%, 70.9% and 70.5% in 1999, 1998 and 1997, respectively.

3. Realized rent per square foot as presented throughout this report represents the actual revenue earned per occupied square foot. Management believes this is a more relevant measure than the scheduled rental rates, since scheduled rates can be discounted through the use of promotions.

         In early 1996, we implemented a national telephone reservation system designed to provide added customer service for all the storage facilities under management. We believe that the improved operating results, as indicated in the above table, in large part are due to the success of the national telephone reservation system.

         In 1999, the rate of revenue growth over 1998 for the same store facilities was less than the rate of growth experienced in 1998 over 1997. This was primarily due to a leveling of occupancy levels in 1999 combined with a slower level of growth of realized rent per occupied square foot. We expect to continue to experience similar growth rates in fiscal 2000 as we experienced in 1999.

         Rental income for the Same Store facilities included promotional discounts totaling $15,243,000 in 1999 compared to $15,494,000 in 1998 and $17,223,000 in 1997. During 1997 there was experimentation with pricing and promotional discounts designed to increase rental activity; such promotional activities continued in 1998.

         The storage facilities experience minor seasonal fluctuations in occupancy levels with occupancies generally higher in the summer months than in the winter months. The Company believes that these fluctuations result in part from increased moving activities during the summer.

            Same-Store Operating Trends by Region (Dollar amounts in thousands, except weighted average amounts)
            ----------------------------------------------------------------------------------------------------
                Northern California     Southern California           Texas                  Florida
                --------------------    --------------------    --------------------    --------------------
                          % change                % change                % change                % change
                            from                    from                    from                    from
                Amount    prior year    Amount    prior year    Amount    prior year    Amount    prior year
                ------    ----------    ------    ----------    ------    ----------    ------    ----------
Rental Revenues
---------------
        1999   $82,526       3.1%      $101,621      8.2%       $48,608      2.4%       $33,903      2.5%
        1998   $80,082      10.4%       $93,896     10.1%       $47,470      6.0%       $33,077      6.0%
        1997   $72,555       9.4%       $85,292      8.1%       $44,784      4.2%       $31,219      5.5%

Cost of operations
------------------
        1999   $22,949       1.8%       $28,506      3.2%       $21,511      4.1%       $13,560      3.3%
        1998   $22,546       9.2%       $27,634      7.4%       $20,661     10.6%       $13,123      5.2%
        1997   $20,650       9.8%       $25,730      5.4%       $18,680      4.5%       $12,474      7.9%

Net operating income
--------------------
        1999   $59,577       3.5%       $73,115     10.3%       $27,097      1.1%       $20,343      1.9%
        1998   $57,536      10.8%       $66,262     11.2%       $26,809      2.7%       $19,954      6.4%
        1997   $51,905       9.2%       $59,562      9.4%       $26,104      3.9%       $18,745      3.9%

Weighted avg. occupancy
-----------------------
        1999     93.2%      (1.4)%       94.9%       0.6%         92.1%     (0.5)%        90.4%     (0.5)%
        1998     94.6%      (1.5)%       94.3%       2.8%         92.6%      0.7%         90.9%      0.7%
        1997     96.1%       1.6%        91.5%       4.1%         91.9%      2.5%         90.2%      2.4%

Weighted avg. annual realized rents per occupied sq. ft.
--------------------------------------------------------
        1999     $12.93      4.5%       $12.21       7.6%         $7.43      2.9%         $9.03      3.0%
        1998     $12.37     11.9%       $11.35       7.3%         $7.22      5.2%         $8.77      5.2%
        1997     $11.05      7.6%       $10.58       3.2%         $6.86      1.2%         $8.34      2.8%

Number of
Facilities          127                   141                      113                      74
----------

                 Same-Store Operating Trends by Region (Dollar amounts in thousands, except weighted average amounts)
                -----------------------------------------------------------------------------------------------------
                                 Illinois              Other states               Total
                            --------------------    --------------------    --------------------
                                      % change                % change                % change
                                        from                    from                    from
                            Amount    prior year    Amount    prior year    Amount    prior year
                            ------    ----------    ------    ----------    ------    ----------
Rental Revenues
---------------
        1999               $39,938       5.9%       $236,926     3.7%      $543,522      4.4%
        1998               $37,698       9.6%       $228,544     6.0%      $520,767      7.6%
        1997               $34,405      10.5%       $215,675     5.2%      $483,930      6.6%

Cost of operations
------------------
        1999               $16,536      (4.1)%       $84,520     3.6%      $187,582      2.6%
        1998               $17,236       7.0%        $81,561     4.6%      $182,761      6.5%
        1997               $16,106       8.2%        $77,939     4.9%      $171,579      6.0%

Net operating income
--------------------
        1999               $23,402      14.4%       $152,406     3.7%      $355,940      5.3%
        1998               $20,462      11.8%       $146,983     6.7%      $338,006      8.2%
        1997               $18,299      12.7%       $137,736     5.4%      $312,351      7.0%

Weighted avg. occupancy
-----------------------
        1999                 92.5%      (0.1)%        91.9%      0.3%         92.5%      0.0%
        1998                 92.6%       1.1%         91.6%      0.7%         92.5%      0.8%
        1997                 91.5%      (1.3)%        90.9%     (1.3)%        91.7%      0.6%

Weighted avg. annual realized rents per occupied sq. ft.
--------------------------------------------------------
        1999                 $11.33      6.0%         $9.71      3.2%         $10.27     4.4%
        1998                 $10.69      8.1%         $9.41      5.3%          $9.84     6.7%
        1997                  $9.89     11.9%         $8.94      6.7%          $9.22     5.9%

Number of
Facilities                      60                      463                     978
----------

LIQUIDITY AND CAPITAL RESOURCES
--------------------------------------------------------------------------------

         We believe that our internally generated net cash provided by operating activities will continue to be sufficient to enable it to meet our operating expenses, capital improvements, debt service requirements and distributions to shareholders for the foreseeable future.

         Operating as a real estate investment trust ("REIT"), our ability to retain cash flow for reinvestment is restricted. In order for us to maintain our REIT status, a substantial portion of our operating cash flow must be used to make distributions to our shareholders (see "REIT STATUS" below). However, despite the significant distribution requirements, we have been able to retain a significant amount of our operating cash flow. The following table summarizes our ability to make the minority interests' distributions, dividend payments to the preferred shareholders and capital improvements to maintain the facilities through the use of cash provided by operating activities. The remaining cash flow generated is available to make both scheduled and optional principal payments on debt and for reinvestment.

                                                                                  For the Year Ended December 31,
                                                                               ----------------------------------------
                                                                                 1999           1998           1997
                                                                               ---------       ---------      ---------
                                                                                       (Amounts in thousands)
Net income.........................................................            $287,885        $227,019       $178,649
Depreciation and amortization......................................             137,719         111,799         92,750
Less - Depreciation with respect to non-real estate assets.........              (4,915)         (4,317)        (1,394)
Depreciation from equity investments...............................              19,721          13,884         11,474
Less - Gain on sale of real estate.................................              (2,154)              -              -
Minority interest in income........................................              16,006          20,290         11,684
                                                                               ---------       ---------      ---------
   Net cash provided by operating activities.......................             454,262         368,675        293,163

Distributions from operations to minority interests................             (25,300)        (32,312)       (20,929)
                                                                               ---------       ---------      ---------
Cash from operations allocable to the Company's shareholders.......             428,962         336,363        272,234
Less: preferred stock dividends....................................             (94,793)        (78,375)       (88,393)
Add: Non-recurring payment of dividends with respect to the Series CC
   convertible stock...............................................                   -               -         13,412

Cash from operations available to common shareholders..............             334,169         257,988        197,253

Capital improvements to maintain facilities:
  Storage facilities...............................................             (29,023)        (29,677)       (30,834)
  Commercial properties............................................                   -          (2,037)        (4,283)
                                                                               ---------       ---------      ---------
  Add back: minority interest share of capital improvements to maintain
   facilities......................................................               1,269           2,476          2,513

Funds available for principal payments on debt, common dividends and
   reinvestment....................................................             306,415         228,750        164,649

Regular cash distributions to common shareholders..................            (113,297)       (100,726)       (86,181)
                                                                               ---------       ---------      ---------
Funds available for principal payments on debt and reinvestment prior to
   special distribution............................................             193,118         128,024         78,468
Special distributions to common shareholders (A)...................             (82,086)              -              -
                                                                               ---------       ---------      ---------
Funds available for principal payments on debt and reinvestment....            $111,032        $128,024        $78,468
                                                                               =========       =========      =========

(A) This amount was declared in 1999 and paid in January 2000.

         We expect to fund our growth strategies with cash on hand at December 31, 1999, internally generated retained cash flows, proceeds from issuing equity securities and borrowings under our $150 million credit facility. We intend to repay amounts borrowed under the credit facility from undistributed operating cash flow or, as market conditions permit and are determined to be advantageous, from the public or private placement of equity securities.

         We believe that our size and financial flexibility enables us to access capital for growth when appropriate. Our financial profile is characterized by a low level of debt to total capitalization, increasing net income, increasing cash flow from operations, and a conservative dividend payout ratio with respect to the common stock. Our credit ratings on our Senior Preferred Stock by each of the three major credit agencies are Baa2 by Moody's and BBB+ by Standard and Poor's and Duff & Phelps.

         Our portfolio of real estate facilities remains substantially unencumbered. At December 31, 1999, the Company had mortgage debt outstanding of $29.3 million and had consolidated real estate facilities with a book value of $3.4 billion. We generally only increased our debt in connection with the acquisition of real estate facilities. Over the past three years we have funded substantially all of our acquisitions with permanent capital (both common and preferred stock). We have elected to use preferred stock despite the fact that the dividend rates of our preferred stock exceeds current interest rates on conventional debt. We have chosen this method of financing for the following reasons: (i) our perpetual preferred stock has no sinking fund requirement, or maturity date and does not require redemption, all of which eliminate any future refinancing risks, (ii) preferred stock allows us to leverage the common stock without the attendant interest rate or refinancing risks of debt, and (iii) like interest payments, dividends on the preferred stock can be applied to our REIT distributions requirements, which have helped us to maintain a low common stock dividend payout ratio and retain cash flow.

         Despite difficult capital markets, we were able to publicly issue $286.3 million of preferred stock during 1999. In addition, on March 17, 2000, we issued $240.0 million of our 9.5% Series N Cumulative Redeemable Perpetual Preferred Units in one of our operating partnerships in a private placement. Further, on March 29, 2000, we issued $75.0 million of our 9.125% Series O Cumulative Redeemable Perpetual Preferred Units in one of our operating partnerships in a private placement. Under certain conditions, the preferred partnership units are convertible into preferred stock of the Company.

         Like many other REIT's, we are both unwilling and unable to issue shares of our Common Stock publicly under the current market conditions. Concurrent with the special distribution, discussed below, we publicly issued 2,100,000 Equity Stock, Series A, raising net proceeds of approximately $40.0 million. The proceeds were used, in part, to pay for the cash elections of the special distribution.

         DISTRIBUTION REQUIREMENTS: Our conservative distribution policy has been the principal reason for the Company's ability to retain significant operating cash flows which have been used to make additional investments and reduce debt. During 1997, 1998 and 1999, we paid regular cash distributions to common shareholders of approximately 44%, 39% and 34% of our cash available from operations allocable to common shareholders, respectively. For 1999, when factoring in the total special distribution, we distributed approximately 58% of our cash available from operations allocable to common shareholders.

         On November 4, 1999, the Board of Directors declared a special distribution payable on January 14, 2000 to common shareholders of record on November 15, 1999. At the election of each shareholder, the distribution was payable in either (1) $0.65 per share in depositary shares, each representing 1/1,000 of a share of Equity Stock, Series A or (2) $0.62 per share in cash. On January 14, 2000, approximately $38.1 million was paid in cash and $44.0 million of depositary shares were issued to our common shareholders in connection with this special distribution.

         During 1999, we paid dividends totaling $94,793,000 to the holders of our Senior Preferred Stock, $113,297,000 in regular distributions to the holders of Common Stock and a special cash distribution to the holders of Common Stock totaling $82,086,000 that was accrued but not paid at December 31, 1999. We estimate that the distribution requirements for fiscal 2000 with respect to Senior Preferred Stock outstanding at December 31, 1999 to be approximately $100.1 million. With respect to the preferred operating partnership units issued on March 17, 2000, the Company estimates the annual distribution requirement to be approximately $22.8 million.

         Distributions with respect to the Common Stock and Equity Stock, Series A will be determined based upon our REIT distribution requirements after taking into consideration distributions to the preferred shareholders. With respect to the depositary shares of Equity Stock, Series A, we have no obligation to pay distributions if no distributions are paid to the common shareholders. To the extent that we do pay common distributions in any year, the holders of the depositary shares receive the lesser of (i) five times the per share dividend on the common stock or (ii) $2.45. The depositary shares are noncumulative, and have no preference over our Common Stock either as to dividends or in liquidation. Assuming that we pay at least $0.49 in common dividends in any year, we will pay a total of $10.5 million in distributions to the holders of the 4,300,555 shares of Equity Stock, Series A during 2000.

         Including the special distribution declared on November 4, 1999, we distributed a total of approximately $195.4 million to common shareholders, or approximately $1.52 per common share, in 1999. Assuming a continuation of increasing level of taxable income, we expect that we will have similar distribution requirements in the year 2000.

         CAPITAL  IMPROVEMENT  REQUIREMENTS:   During  2000,  we  have  budgeted
approximately $26.2 million for capital improvements. The minority interests' share of the budgeted capital improvements is approximately $0.7 million.

         DEBT SERVICE REQUIREMENTS: We do not believe we have any significant refinancing risks with respect to our mortgage debt, all of which is fixed rate. At December 31, 1999, we had total outstanding notes payable of approximately $167.3 million. See Note 7 to the consolidated financial statements for approximate principal maturities of such borrowings. In connection with the March 1999 merger with Storage Trust, we assumed $100 million of notes payable. Approximately $14.7 million, $25.9 million and $25.8 million in principal payments with respect to these notes are due in 2002, 2003 and 2004, respectively, with the remainder due after 2004.

         GROWTH STRATEGIES: During 2000, we intend to continue to expand our asset and capital base principally through the acquisition of real estate assets and interests in real estate assets from both unaffiliated and affiliated parties through direct purchases, mergers, tender offers or other transactions and through the development of additional storage facilities. In addition to 646 wholly owned storage facilities, we operate, on behalf of approximately 47 ownership entities, 684 storage facilities under the "Public Storage" name in which we have a partial equity interest. From time to time, some of these storage facilities or interests in them are available for purchase, providing us with a source of additional acquisition opportunities.

         MERGER WITH STORAGE TRUST: On March 12, 1999, the Company and Storage Trust, a public REIT, completed a merger. As a result of the merger, we acquired 215 storage facilities located in 16 states totaling approximately 12.0 million net rentable square feet and 104,000 units. In connection with the merger, we issued 0.86 shares of the Company's Common Stock for each share of Storage Trust common stock. This exchange ratio implied an enterprise value for Storage Trust of approximately $600 million, including the assumption of approximately $198.0 million of indebtedness (including $98 million of borrowings on Storage Trust's line of credit). We immediately repaid the $98.0 million of borrowings on the line of credit.

        DEVELOPMENT OF STORAGE FACILITIES: Since 1995, the Company, principally through its affiliated development joint ventures, has opened a total of 57 facilities, one in 1995, four in 1996, nine in 1997, 19 in 1998, and 24 in 1999.

        In April 1997, we formed our first development joint venture for the purpose of developing approximately $220 million of storage facilities. Since inception through December 31, 1999, this joint venture has developed and opened 44 storage facilities with a total cost of approximately $211.4 million. At December 31, 1999, the joint venture had 3 facilities under development (approximately 221,000 square feet) with an aggregate cost incurred to date of approximately $13.0 million and estimated remaining costs to complete of $4.7 million.

         In November 1999, we formed a second joint venture partnership to participate in the development of approximately $100 million of storage facilities and to purchase $100 million of the Company's Equity Stock, Series
AAA. This development joint venture is consolidated on the consolidated financial statements, and therefore the Equity Stock, Series AAA is eliminated in consolidation. The joint venture is funded solely with equity capital consisting of 51% from the Company and 49% from the joint venture partner. Upon formation of the joint venture through December 31, 1999, we have received proceeds of approximately $63.3 million, composed of the Investors' 49% share of the purchase of the Company's Equity Stock, Series AAA ($49 million) and $14.3 million composed of the joint venture partner's pro rata share of development costs of projects in the venture.

        The second joint venture has completed three facilities with an aggregate cost of approximately $14.6 million, and has three projects in process with total costs incurred of $10.2 million and costs to complete of $2.1 million. Additional projects will be submitted to the joint venture for the total contemplated development amount of $100 million. Assuming projects are approved and developed by the venture equal to the $100 million contemplated development amount, the Investors' remaining contribution at December 31, 1999 is approximately $36.8 million, or 49% of the remaining development costs.

         Excluding the six facilities in process by the development joint ventures, we are developing 41 additional storage facilities, with total incurred costs at December 31, 1999 of $100.3 million and total costs to complete of $125.9 million. We have also identified 17 storage facilities for development, with total estimated costs of $105.9 million. These projects are subject to significant contingencies. We expect to finance our development through a combination of retained cash flows, remaining proceeds from our joint venture partners, and the net proceeds received through the issuance of preferred partnership units as discussed above.

         REIT STATUS: We believe that we have operated, and intend to continue to operate, in such a manner as to qualify as a REIT under the Internal Revenue Code of 1986, but no assurance can be given that we will at all times so qualify. To the extent that the Company continues to qualify as a REIT, we will not be taxed, with certain limited exceptions, on the taxable income that is distributed to our shareholders, provided that at least 95% of our taxable income is so distributed prior to filing of the Company's tax return. We have satisfied the REIT distribution requirement since 1980.

         FUNDS FROM OPERATIONS: Total funds from operations or "FFO" increased to $429.0 million for the year ended 1999 compared to $336.4 million for the year ended 1998 and $272.2 million in 1997. FFO available to common shareholders (after deducting preferred stock dividends) increased to $334.2 million for the year ended December 31, 1999 compared to $258.0 million in 1998 and $197.3 million in 1997. FFO means net income (loss) (computed in accordance with generally accepted accounting principles) before (i) gain (loss) on early extinguishment of debt, (ii) minority interest in income and (iii) gain (loss) on disposition of real estate, adjusted as follows: (i) plus depreciation and amortization (including the Company's pro-rata share of depreciation and amortization of unconsolidated equity interests and amortization of assets acquired in a merger, including property management agreements and goodwill), and (ii) less FFO attributable to minority interests.

         FFO is a supplemental performance measure for equity REITs as defined by the National Association of Real Estate Investment Trusts, Inc. ("NAREIT"). The NAREIT definition does not specifically address the treatment of minority interest in the determination of FFO or the treatment of the amortization of property management agreements and goodwill. In the case of the Company, FFO represents amounts attributable to its shareholders after deducting amounts attributable to the minority interests and before deductions for the amortization of property management agreements and goodwill. FFO is presented because management, as well as many industry analysts, consider FFO to be one measure of the performance of the Company and it is used in establishing the terms of the Class B Common Stock. FFO does not take into consideration capital improvements, scheduled principal payments on debt, distributions and other obligations of the Company. Accordingly, FFO is not a substitute for the Company's cash flow or net income (as discussed above) as a measure of the Company's liquidity or operating performance. FFO is not comparable to similarly entitled items reported by other REITs that do not define it exactly as we have defined it.

IMPACT OF THE YEAR 2000
--------------------------------------------------------------------------------

         The "Y2K Issue" arises because many computerized systems use two digits rather than four to identify a year. Any of our computer programs or hardware with the Y2K Issue that have date-sensitive applications or embedded chips could recognize a date using "00" as the year 1900 rather than the year 2000. The same issue has been faced by our outside vendors, including those vendors in the banking and payroll processing areas. Any failure in these areas could result in disruptions of operations.

         As a result of our assessment and remediation activities conducted in recent years, we experienced no significant disruptions in our operations, and believe that our information systems responded successfully to the Y2K date change.

         At this time, we are not aware of any material problems that resulted from the Y2K date change at any of our outside vendors, including those vendors in the banking and payroll processing areas.

         We will continue to monitor our information systems and those of our outside vendors throughout the year 2000 to ensure that any latent Y2K Issues that may arise are addressed promptly.

         The  cost  of  the   Company's   year   2000   compliance   activities,
substantially all of which have been incurred through December 31, 1999, is estimated at approximately $4.4 million. These costs are capitalized.

         There can be no assurance that we have identified all potential Y2K Issues either within our information systems, at our outside vendors, or at external agents. In addition, the impact of any unresolved or unidentified Y2K Issues on governmental entities and utility providers and the resultant impact upon the Company, as well as disruptions in the general economy, may be material but cannot be reasonably determined or quantified.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         To limit our exposure to market risk, we principally finance our operations and growth with permanent equity capital consisting either of common or preferred stock. At December 31, 1999, the Company's debt as a percentage of total shareholders' equity (based on book values) was 4.5%.

         Our preferred stock is not redeemable by the holders. Except under certain conditions relating to the Company's qualification as a REIT, the Senior Preferred Stock is not redeemable by the Company prior to the following dates:
Series A - September 30, 2002, Series B - March 31, 2003, Series C - June 30, 1999, Series D - September 30, 2004, Series E - January 31, 2005, Series F - April 30, 2005, Series G - December 31, 2000, Series H - January 31, 2001, Series I - October 31, 2001, Series J - August 31, 2002, Series K - January 19, 2004, Series L - March 10, 2004 and Series M - August 17, 2004. On or after the respective dates, each of the series of Senior Preferred Stock will be redeemable at the option of the Company, in whole or in part, at $25 per share (or depositary share in the case of the Series G, Series H, Series I, Series J, Series K, Series L and Series M), plus accrued and unpaid dividends.

         Our market risk sensitive instruments include notes payable which totaled $167,338,000 at December 31, 1999. All of our notes payable bear interest at fixed rates. See Note 7 to the financial statements for terms, valuations and approximate principal maturities of the notes payable as of December 31, 1999.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The financial statements of the Company at December 31, 1999 and December 31, 1998 and for each of the three years in the period ended December 31, 1999 and the report of Ernst & Young LLP, Independent Auditors, thereon and the related financial statement schedule, are included elsewhere herein. Reference is made to the Index to Financial Statements and Schedules in Item 14.

ITEM 9.  DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information required by this item with respect to directors is hereby incorporated by reference to the material appearing in the Company's definitive proxy statement to be filed in connection with the annual shareholders' meeting to be held in 2000 (the "Proxy Statement") under the caption "Election of Directors." Information required by this item with respect to executive officers is provided in Item 4A of this report. See "Executive Officers of the Company."

ITEM 11. EXECUTIVE COMPENSATION

         The information required by this item is hereby incorporated by reference to the material appearing in the Proxy Statement under the captions "Compensation" and "Compensation Committee Interlocks and Insider Participation."

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information required by this item is hereby incorporated by reference to the material appearing in the Proxy Statement under the captions "Election of Directors - Security Ownership of Certain Beneficial Owners" and "- Security Ownership of Management."

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

          3. Exhibits

                  See Index to Exhibits contained herein.

b.        Reports on Form 8-K

          The Company filed a Current Report on Form 8-K dated November 15, 1999 (filed November 19, 1999), pursuant to Item 5, relating to PSAC Development Partners, L.P. (the second development joint venture).

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

3.19 Certificate of Determination for Equity Stock, Series AA. Filed with Registrant's Form 10-Q for the quarterly period ended September 30, 1999 and incorporated herein by reference.

3.20      Certificate  Decreasing Shares  Constituting  Equity Stock,  Series A.
          Filed with Registrant's Form 10-Q for the quarterly period ended September 30, 1999 and incorporated herein by reference.

3.21 Certificate of Determination for Equity Stock, Series A. Filed with Registrant's Form 10-Q for the quarterly period ended September 30, 1999 and incorporated herein by reference.

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

3.27 Certificate of Determination for Equity Stock, Series AAA. Filed with Registrant's Current Report on Form 8-K dated November 15, 1999 and incorporated herein by reference.

3.28 Certification of Determination for 9.5% Cumulative Preferred Stock, Series N. Filed herewith.

3.29 Certificate of Determination for 9.125% Cumulative Preferred Stock, Series O. Filed herewith.

3.30 Bylaws, as amended. Filed with Registrant's Registration Statement No. 33-64971 and incorporated herein by reference.

3.31 Amendment to Bylaws adopted on May 9, 1996. Filed with Registrant's Registration Statement No. 333-03749 and incorporated herein by reference.

3.32 Amendment to Bylaws adopted on June 26, 1997. Filed with Registrant's Registration Statement No. 333-41123 and incorporated herein by reference.

3.33      Amendment   to  Bylaws   adopted  on  January  6,  1998.   Filed  with
          Registrant's Registration Statement No. 333-41123 and incorporated herein by reference.

3.34      Amendment  to  Bylaws  adopted  on  February  10,  1998.   Filed  with
          Registrant's Current Report on Form 8-K dated February 10, 1998 and incorporated herein by reference.

3.35 Amendment to Bylaws adopted on March 4, 1999. Filed with Registrant's Current Report on Form 8-K dated March 4, 1999 and incorporated herein by reference.

3.36      Amendment to Bylaws  adopted on May 6, 1999.  Filed with  Registrant's
          Form  10-Q  for  the  quarterly   period  ended  March  31,  1999  and
          incorporated herein by reference.

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

10.10 Deposit Agreement dated as of December 13, 1995, among Registrant, The First National Bank of Boston, and the holders of the depositary receipts evidencing the Depositary Shares Each Representing 1/1,000 of a Share of 8-7/8 Cumulative Preferred Stock, Series G. Filed with Registrant's Form 8-A/A Registration Statement relating to the Depositary Shares Each Representing 1/1000th of a Share of 8-7/8 Cumulative Preferred Stock, Series G and incorporated herein by reference.

10.11 Deposit Agreement dated as of January 25, 1996, among Registrant, The First National Bank of Boston, and the holders of the depositary receipts evidencing the Depositary Shares Each Representing 1/1,000 of a Share of 8.45% Cumulative Preferred Stock, Series H. Filed with Registrant's Form 8-A/A Registration Statement relating to the Depositary Shares Each Representing 1/1000th of a Share of 8.45% Cumulative Preferred Stock, Series H and incorporated herein by reference.

10.12** Employment Agreement between Registrant and B. Wayne Hughes dated as of November 16, 1995. Filed with Registrant's Annual Report on Form 10-K for the year ended December 31, 1995 and incorporated herein by reference.

10.13 Deposit Agreement dated as of November 1, 1996, among Registrant, The First National Bank of Boston, and the holders of the depositary receipts evidencing the Depositary Shares Each Representing 1/1,000 of a Share of 8-5/8% Cumulative Preferred Stock, Series I. Filed with Registrant's Form 8-A/A Registration Statement relating to the Depositary Shares Each Representing 1/1000th of a Share of 8-5/8% Cumulative Preferred Stock, Series I and incorporated herein by reference.

10.14 Limited Partnership Agreement of PSAF Development Partners, L. P. between PSAF Development, Inc. and the Limited Partner dated as of April 10, 1997. Filed with Registrant's Form 10-Q for the quarterly period ended March 31, 1997 and incorporated herein by reference.

10.15 Deposit Agreement dated as of August 28, 1997 among Registrant, The First National Bank of Boston, and the holders of the depositary receipts evidencing the Depositary Shares Each Representing 1/1,000 of a Share of 8% Cumulative Preferred Stock, Series J. Filed with Registrant's Form 8-A/A Registration Statement relating to the Depositary Shares Each Representing 1/1,000 of a Share of 8%
          Cumulative Preferred Stock, Series J and incorporated herein by reference.

10.16 Agreement and Plan of Reorganization between Registrant and Public Storage Properties XX, Inc. dated as of December 13, 1997. Filed with Registrant's Registration Statement No. 333-49247 and incorporated herein by reference.

10.17 Agreement of Limited Partnership of PS Business Parks, L. P. dated as of March 17, 1998. Filed with PS Business Parks, Inc.'s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1998 and incorporated herein by reference.

10.18 Deposit Agreement dated as of January 19, 1999 among Registrant, BankBoston, N. A. and the holders of the depositary receipts evidencing the Depositary Shares Each Representing 1/1,000 of a Share of 8-1/4% Cumulative Preferred Stock, Series K. Filed with Registrant's Form 8-A/A Registration Statement relating to the Depositary Shares Each Representing 1/1,000 of a Share of 8-1/4% Cumulative Preferred Stock, Series K and incorporated herein by reference.

10.19 Agreement and Plan of Merger among Storage Trust Realty, Registrant and Newco Merger Subsidiary, Inc. dated as of November 12, 1998. Filed with Registrant's Registration Statement No. 333-68543 and incorporated herein by reference.

10.20 Amendment No. 1 to Agreement and Plan of Merger among Storage Trust Realty, Registrant, Newco Merger Subsidiary, Inc. and STR Merger Subsidiary, Inc. dated as of January 19, 1999. Filed with Registrant's Registration Statement No. 333-68543 and incorporated herein by reference.

10.21 Amended and Restated Agreement of Limited Partnership of Storage Trust Properties, L. P., dated as of March 12, 1999. Filed with Registrant's Form 10-Q for the quarterly period ended June 30, 1999 and incorporated herein by reference.

10.22* Storage Trust Realty 1994 Share Incentive Plan. Filed with Storage Trust Realty's Annual Report on Form 10-K for the year ended December 31, 1997 and incorporated herein by reference. 10.23 Amended and Restated Storage Trust Realty Retention Bonus Plan effective as of November 12, 1998. Filed with Registrant's Registration Statement No. 333-68543 and incorporated herein by reference.

10.24 Deposit Agreement dated as of March 10, 1999 among Registrant, Bank Boston, N.A. and the holders of the depositary receipts evidencing the Depositary Shares Each Representing 1/1,000 of a Share of 8-1/4% Cumulative Preferred Stock, Series L. Filed with Registrant's Form 8-A/A Registration Statement relating to the Depositary Shares Each Representing 1/1,000 of a Share of 8-1/4% Cumulative Preferred Stock, Series L and incorporated herein by reference.

10.25 Note Purchase Agreement and Guaranty Agreement with respect to $100,000,000 of Senior Notes of Storage Trust Properties, L.P. Filed with Storage Trust Realty's Annual Report on Form 10-K for the year ended December 31, 1996 and incorporated herein by reference.

10.26 Deposit Agreement dated as of August 17, 1999 among Registrant, Bank Boston, N.A. and the holders of the depositary receipts evidencing the Depositary Shares Each Representing 1/1,000 of a Share of 8.75% Cumulative Preferred Stock, Series M. Filed with Registrant's Form 8-A/A Registration Statement relating to the Depositary Shares Each Representing 1/1,000 of a Share of 8.75% Cumulative Preferred Stock, Series M and incorporated herein by reference.

10.27 Limited Partnership Agreement of PSAC Development Partners, L.P. among PS Texas Holdings, Ltd., PS Pennsylvania Trust and PSAC Storage Investors, L.L.C. dated as November 15, 1999. Filed with Registrant's Current Report on Form 8-K dated November 15, 1999 and incorporated herein by reference.

10.28 Agreement of Limited Liability Company of PSAC Storage Investors, L.L.C. dated as of November 15, 1999. Filed with Registrant's Current Report on Form 8-K dated November 15, 1999 and incorporated herein by reference.

10.29 Deposit Agreement dated as of January 14, 2000 among Registrant, BankBoston, N.A. and the holders of the depositary receipts evidencing the Depositary Shares Each Representing 1/1,000 of a Share of Equity Stock, Series A. Filed with Registrant's Form 8-A/A Registration Statement relating to the Depositary Shares Each Representing 1/1,000 of a Share of Equity Stock, Series A and incorporated herein by reference.

10.30     Amended  and  Restated   Agreement  of  Limited   Partnership  of  PSA
          Institutional Partners, L.P. among PS Texas Holdings, Ltd. and the Limited Partners dated as of March 29, 2000. Filed herewith.

11        Statement Re Computation of Earnings Per Share. Filed herewith.

12 Statement Re Computation of Ratio of Earnings to Fixed Charges. Filed herewith.

23        Consent of Independent Auditors. Filed herewith.

27        Financial data schedule. Filed herewith.

--------------------
*        Compensatory benefit plan.
**       Management constract.
                                       43

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                               PUBLIC STORAGE, INC.

Date:   March 29, 2000                         By:   /s/ Harvey Lenkin
        --------------                               ---------------------------
                                                     Harvey Lenkin, President

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                Signature                                  Title                                                 Date
------------------------------------       ---------------------------------------------                    --------------
  /s/ B. Wayne Hughes                      Chairman of the Board, Chief                                     March 29, 2000
------------------------------------       Executive Officer and Director                                   --------------
B. Wayne Hughes                            (principal executive officer)

  /s/ Harvey Lenkin                        President and Director                                           March 29, 2000
------------------------------------                                                                        --------------
Harvey Lenkin

  /s/ Marvin M. Lotz                       Senior Vice President and Director                               March 29, 2000
------------------------------------                                                                        --------------
Marvin M. Lotz

  /s/ B. Wayne Hughes, Jr.                 Vice President and Director                                      March 29, 2000
------------------------------------                                                                        --------------
B. Wayne Hughes, Jr.

  /s/ John Reyes                           Senior Vice President and                                        March 29, 2000
------------------------------------       Chief Financial Officer                                          --------------
John Reyes                                 (principal financial officer and
                                           principal accounting  officer)

  /s/ Robert J. Abernethy                  Director                                                         March 29, 2000
------------------------------------                                                                        --------------
Robert J. Abernethy

  /s/ Dann V. Angeloff                     Director                                                         March 29, 2000
------------------------------------                                                                        --------------
Dann V. Angeloff

                                           Director
------------------------------------
William C. Baker

                                           Director
------------------------------------
Thomas J. Barrack, Jr.

  /s/ Uri P. Harkham                       Director                                                         March 29, 2000
------------------------------------                                                                        --------------
Uri P. Harkham

  /s/ Daniel C. Staton                     Director                                                         March 29, 2000
------------------------------------                                                                        --------------
Daniel C. Staton


                              PUBLIC STORAGE, INC.
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                                  AND SCHEDULES

                                  (Item 14 (a))


                                                                       Page
                                                                    References
                                                                    ----------

Report of Independent Auditors....................................      F-1

Consolidated balance sheets as of December 31, 1999 and 1998......      F-2

For each of the three years in the period ended December 31, 1999:

Consolidated statements of income.................................      F-3

Consolidated statements of shareholders' equity ..................      F-4

Consolidated statements of cash flows.............................   F-5 - F-6

Notes to consolidated financial statements........................   F-7 - F-28

SCHEDULE:

III - Real estate and accumulated depreciation....................  F-29 - F-58

All other schedules have been omitted since the required information is not present or not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements or notes thereto.

                         REPORT OF INDEPENDENT AUDITORS





The Board of Directors and Shareholders
Public Storage, Inc.


We have audited the accompanying consolidated balance sheets of Public Storage, Inc. as of December 31, 1999 and 1998, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1999. Our audits also included the financial statement schedule listed in the Index at Item 14 (a). These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Public Storage, Inc. at December 31, 1999 and 1998, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.





                                                          ERNST & YOUNG  L L P

Los Angeles, California

February 14, 2000

                              PUBLIC STORAGE, INC.
                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 1999 AND 1998
                    (AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)


                                                                                    DECEMBER 31,         DECEMBER 31,
                                                                                       1999                 1998
                                                                                   --------------       --------------

                                       ASSETS
                                       ------

Cash and cash equivalents....................................................      $      55,125        $      51,225
Real estate facilities, at cost:
   Land......................................................................          1,036,958              803,226
   Buildings.................................................................          2,785,475            2,159,065
                                                                                   --------------       --------------
                                                                                       3,822,433            2,962,291
   Accumulated depreciation..................................................          (533,412)            (411,176)
                                                                                   --------------       --------------
                                                                                       3,289,021            2,551,115
   Construction in process...................................................            140,764               83,138
                                                                                   --------------       --------------
                                                                                       3,429,785            2,634,253

Investment in real estate entities...........................................            457,529              450,513
Intangible assets, net.......................................................            194,326              203,635
Mortgage notes receivable from affiliates....................................             18,798                5,415
Other assets.................................................................             58,822               58,863
                                                                                   --------------       --------------
              Total assets...................................................      $   4,214,385        $   3,403,904
                                                                                   ==============       ==============

                       LIABILITIES AND SHAREHOLDERS' EQUITY
                       ------------------------------------

Notes payable................................................................      $     167,338        $      81,426
Distributions payable........................................................             82,086               -
Accrued and other liabilities................................................             89,261               63,813
                                                                                   --------------       --------------
         Total liabilities...................................................            338,685              145,239
Minority interest............................................................            186,600              139,325
Commitments and contingencies
Shareholders' equity:
   Preferred Stock, $0.01 par value,  50,000,000 shares  authorized,  11,141,100 shares  issued  and  outstanding  (11,129,650  issued  and  outstanding  at
     December 31, 1998), at liquidation preference:
         Cumulative Preferred Stock, issued in series........................          1,155,150              868,900
   Common Stock, $0.10 par value, 200,000,000 shares authorized, 126,697,023
     shares issued and outstanding (115,965,945 at December 31, 1998)........             12,671               11,598
   Class B Common Stock, $0.10 par value, 7,000,000 shares authorized and issued             700                  700
   Paid-in capital...........................................................          2,463,193            2,178,465
   Cumulative net income.....................................................          1,089,973              802,088
   Cumulative distributions paid.............................................         (1,032,587)            (742,411)
                                                                                   --------------       --------------
         Total shareholders' equity..........................................          3,689,100            3,119,340
                                                                                   --------------       --------------
              Total liabilities and shareholders' equity.....................      $   4,214,385        $   3,403,904
                                                                                   ==============       ==============

                             See accomanying notes.
                                      F-2

                              PUBLIC STORAGE, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
        FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 1999
                  (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                            1999                1998                1997
                                                                        -------------       -------------       -------------
REVENUES:
   Rental income:
      Self-storage facilities...................................        $    592,619        $    488,291        $    385,540
      Commercial properties.....................................               8,204              23,112              40,575
      Portable self-storage facilities........................                27,028              24,466               7,893
   Equity in earnings of real estate entities...................              32,183              26,602              17,569
   Interest and other income....................................              16,700              18,614              17,474
                                                                        -------------       -------------       -------------
                                                                             676,734             581,085             469,051
                                                                        -------------       -------------       -------------
EXPENSES:
  Cost of operations:
      Storage facilities........................................             184,481             149,376             117,963
      Commercial properties.....................................               2,826               7,951              16,665
      Portable self-storage facilities.........................               29,509              48,508              31,086
  Depreciation and amortization ................................             137,719             111,799              92,750
  General and administrative....................................              12,491              11,635              13,462
  Interest expense..............................................               7,971               4,507               6,792
                                                                        -------------       -------------       -------------
                                                                             374,997             333,776             278,718
                                                                        -------------       -------------       -------------

Income before minority interest and gain on disposition of real
   estate.......................................................             301,737             247,309             190,333

Minority interest in income.....................................             (16,006)            (20,290)            (11,684)
                                                                        -------------       -------------       -------------
Net income before gain on disposition of real estate............             285,731             227,019             178,649
Gain on disposition of real estate..............................               2,154               -                   -
                                                                        -------------       -------------       -------------
Net income......................................................        $    287,885        $    227,019        $    178,649
                                                                        =============       =============       =============
Net income allocation:
   Allocable to preferred shareholders..........................        $     94,793        $     78,375        $     88,393
   Allocable to common shareholders.............................             193,092             148,644              90,256
                                                                        -------------       -------------       -------------
                                                                        $    287,885        $    227,019        $    178,649
                                                                        =============       =============       =============

PER COMMON SHARE:

Basic net income per share......................................               $1.53               $1.30               $0.92
                                                                        =============       =============       =============
Diluted net income per share....................................               $1.52               $1.30               $0.91
                                                                        =============       =============       =============

Basic weighted average common shares outstanding................             126,308             113,929              98,446
                                                                        =============       =============       =============
Diluted weighted average common shares outstanding..............             126,669             114,357              98,961
                                                                        =============       =============       =============

                            See accompanying notes.
                                      F-3

                              PUBLIC STORAGE, INC.
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
        FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 1999
           (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                                                                               Class B
                                                                      Preferred Stock           Common         Common
                                                                Cumulative    Convertible        Stock          Stock
                                                                 ----------   -----------        ------         ------

BALANCES AT DECEMBER 31, 1996..............................        $718,900    $114,929          $8,837           $700
   Issuance of Preferred Stock, net of issuance costs:
     Series J (6,000 shares)...............................         150,000           -               -              -
   Issuance of Common Stock (14,376,218 shares)                           -           -           1,438              -
   Conversion of Convertible Preferred Stock into Common
     Stock (2,363,901 shares)..............................               -     (61,621)            236              -
   Net income..............................................               -           -               -              -
   Distributions to shareholders:
     Preferred Stock.......................................               -           -               -              -
     Common Stock, $0.88 per share.........................               -           -               -              -
                                                                 ----------   -----------        ------         ------
BALANCES AT DECEMBER 31, 1997..............................         868,900      53,308          10,511            700

   Issuance of Common Stock (10,093,648 shares) ...........               -           -           1,010              -
   Conversion of Convertible Preferred Stock into Common
     Stock (3,589,552 shares)..............................               -     (53,308)            359              -
   Repurchase of Common  Stock (2,819,400 shares)..........               -           -            (282)             -
   Net income..............................................               -           -               -              -
   Distributions to shareholders:
     Preferred Stock.......................................               -           -               -              -
     Common Stock, $0.88 per share.........................               -           -               -              -
                                                                 ----------   -----------        ------         ------
BALANCES AT DECEMBER 31, 1998..............................         868,900           -          11,598            700

   Issuance of Preferred Stock, net of issuance costs:
     Series K (4,600 shares)...............................         115,000           -               -              -
     Series L (4,600 shares)...............................         115,000           -               -              -
     Series M (2,250 shares)...............................          56,250           -               -              -
   Issuance of Common Stock (15,320,505 shares) ...........               -           -           1,532              -
   Repurchase of Common  Stock (4,589,427 shares)..........               -           -            (459)             -
   Net income..............................................               -           -               -              -
   Distributions to shareholders:
     Preferred Stock.......................................               -           -               -              -
     Common Stock regular distribution,  $0.88 per share...               -           -               -              -
     Common Stock special distribution.....................               -           -               -              -
                                                                 ----------   -----------        ------         ------
BALANCES AT DECEMBER 31, 1999..............................      $1,155,150   $       -         $12,671           $700
                                                                 ==========   ===========        ======         ======

                                                                                                                    Total
                                                                    Paid-in      Cumulative     Cumulative      Shareholders'
                                                                    Capital      Net Income    Distributions       Equity
                                                                  -----------    ----------    -------------    -------------

BALANCES AT DECEMBER 31, 1996..............................       $1,454,387      $396,420       $(388,736)     $2,305,437
   Issuance of Preferred Stock, net of issuance costs:
     Series J (6,000 shares)...............................           (5,075)            -               -         144,925
   Issuance of Common Stock (14,376,218 shares)                      393,085             -               -         394,523
   Conversion of Convertible Preferred Stock into Common
     Stock (2,363,901 shares)..............................           61,385             -               -               -
   Net income..............................................                -       178,649               -         178,649
   Distributions to shareholders:
     Preferred Stock.......................................                -             -         (88,393)        (88,393)
     Common Stock, $0.88 per share.........................                -             -         (86,181)        (86,181)
                                                                  -----------    ----------    -------------    -------------
BALANCES AT DECEMBER 31, 1997..............................        1,903,782       575,069        (563,310)      2,848,960

   Issuance of Common Stock (10,093,648 shares) ...........          293,708             -               -         294,718
   Conversion of Convertible Preferred Stock into Common
     Stock (3,589,552 shares)..............................           52,949             -               -               -
   Repurchase of Common  Stock (2,819,400 shares)..........          (71,974)            -               -         (72,256)
   Net income..............................................                -       227,019               -         227,019
   Distributions to shareholders:
     Preferred Stock.......................................                -             -         (78,375)        (78,375)
     Common Stock, $0.88 per share.........................                -             -        (100,726)       (100,726)
                                                                  -----------    ----------    -------------    -------------
BALANCES AT DECEMBER 31, 1998..............................        2,178,465       802,088        (742,411)      3,119,340

   Issuance of Preferred Stock, net of issuance costs:
     Series K (4,600 shares)...............................           (3,723)            -               -         111,277
     Series L (4,600 shares)...............................           (3,723)            -               -         111,277
     Series M (2,250 shares)...............................           (1,872)            -               -          54,378
   Issuance of Common Stock (15,320,505 shares) ...........          402,152             -               -         403,684
   Repurchase of Common  Stock (4,589,427 shares)..........         (108,106)            -               -        (108,565)
   Net income..............................................                -       287,885               -         287,885
   Distributions to shareholders:
     Preferred Stock.......................................                -             -         (94,793)        (94,793)
     Common Stock regular distribution,  $0.88 per share...                -             -        (113,297)       (113,297)
     Common Stock special distribution.....................                -             -         (82,086)        (82,086)
                                                                  -----------    ----------    -------------    -------------
BALANCES AT DECEMBER 31, 1999..............................       $2,463,193    $1,089,973     $(1,032,587)     $3,689,100
                                                                  ===========    ==========    =============    =============

                            See accompanying notes.
                                      F-4

                              PUBLIC STORAGE, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
        FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 1999
                             (AMOUNTS IN THOUSANDS)


                                                                                     1999            1998            1997
                                                                                    ---------      ---------      ---------
Cash flows from operating activities:
   Net income...............................................................        $287,885       $227,019        $178,649
   Adjustments to reconcile net income to net cash provided by operating activities:
     Less gain on disposition of real estate.............................             (2,154)             -               -
     Depreciation and amortization.......................................            137,719        111,799          92,750
     Depreciation included in equity in earnings of real estate entities.             19,721         13,884          11,474
     Minority interest in income.........................................             16,006         20,290          11,684
                                                                                    ---------      ---------      ---------
       Total adjustments.................................................            171,292        145,973         115,908
                                                                                    ---------      ---------      ---------
       Net cash provided by operating activities.........................            459,177        372,992         294,557
                                                                                    ---------      ---------      ---------
Cash flows from investing activities:
     Principal payments received on mortgage notes receivable............             28,837         46,897             409
     Acquisition of minority interests...................................            (36,846)       (22,845)        (21,559)
     Notes receivable from affiliates....................................            (30,594)       (33,000)              -
     Acquisition of real estate facilities...............................            (26,640)       (46,064)        (65,225)
     Acquisition cost of business combinations...........................           (180,216)       (85,883)       (164,808)
     Reduction in cash due to the deconsolidation of PS Business Parks,
       Inc. (See Note 2).................................................                  -        (11,260)              -
     Investment in portable self-storage business........................                  -         (2,571)        (29,997)
     Investments in real estate entities.................................            (77,656)       (99,934)        (46,151)
     Construction in process.............................................           (109,047)       (79,132)        (45,865)
     Capital improvements to real estate facilities .....................            (29,023)       (31,714)        (35,117)
     Proceeds from the sale of real estate facilities and real estate
       investments.......................................................             12,656         10,275               -
                                                                                    ---------      ---------      ---------
       Net cash used in investing activities.............................           (448,529)      (355,231)       (408,313)
                                                                                    ---------      ---------      ---------
Cash flows from financing activities:
     Net (paydowns) borrowings on revolving line of credit...............                  -         (7,000)          7,000
     Net proceeds from the issuance of preferred stock...................            276,932              -         144,925
     Net proceeds from the issuance of common stock......................             10,000        237,860         182,523
     Repurchase of the Company's common stock............................           (108,565)       (72,256)              -
     Principal payments on mortgage notes payable........................            (14,088)       (15,131)        (11,885)
     Distributions paid to shareholders..................................           (208,090)      (179,101)       (174,574)
     Distributions paid to minority interests............................            (25,300)       (32,312)        (20,929)
     Investment by minority interests....................................             61,928         54,809           3,527
     Other...............................................................                435          5,140          (2,232)
                                                                                    ---------      ---------      ---------
       Net cash (used in) provided by financing activities...............             (6,748)        (7,991)        128,355
                                                                                    ---------      ---------      ---------
Net increase in cash and cash equivalents................................              3,900          9,770          14,599
Cash and cash equivalents at the beginning of the year...................             51,225         41,455          26,856
                                                                                    ---------      ---------      ---------
Cash and cash equivalents at the end of the year.........................            $55,125        $51,225         $41,455
                                                                                    =========      =========      =========

                            See accompanying notes.
                                      F-5

                              PUBLIC STORAGE, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
        FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 1999
                             (AMOUNTS IN THOUSANDS)

                                   (CONTINUED)

                                                                                     1999           1998            1997
                                                                                    ---------      ---------      ---------
SUPPLEMENTAL SCHEDULE OF NON CASH INVESTING AND FINANCING  ACTIVITIES:  Business
   combinations (Note 3):
       Real estate facilities..............................................       $ (727,925)    $ (224,999)    $ (657,347)
       Construction in process.............................................          (11,449)             -              -
       Investment in real estate entities..................................           66,334         86,966        189,400
       Mortgage notes receivable...........................................           (6,739)             -              -
       Other assets........................................................           (3,295)          (670)        (4,119)
       Accrued and other liabilities.......................................           23,434          3,793         21,190
       Minority interest...................................................           32,201         35,210         74,068
       Notes payable.......................................................          100,000              -              -
   Effect of the deconsolidation of PS Business Parks (Note 2)
       Investments in real estate entities.................................                -       (219,225)             -
       Real estate facilities, net of accumulated depreciation.............                -        433,446              -
       Other assets........................................................                -          2,048              -
       Accrued and other liabilities.......................................                -        (10,106)             -
       Notes payable.......................................................                -        (14,526)             -
       Minority interest...................................................                -       (202,897)             -
   Acquisition of real estate  facilities  in exchange  for minority  interests, common stock, the assumption of mortgage notes payable, the cancellation of mortgage notes receivable, the reduction of investment in real estate
     entities and other assets.............................................          (55,120)       (42,047)      (119,279)
   Assumption of notes payable in exchange for real estate facilities......                -         14,526              -
   Other assets given in exchange for real estate facilities...............            3,800              -              -
   Minority interest issued in exchange for real estate facilities ........                -          1,206        119,279
   Cancellation of mortgage notes receivable to acquire real estate facilities         5,573          2,495              -
   Reduction of investment in real estate entities in exchange for real estate
     facilities...........................................................                 -            527              -
   Disposition of real estate facilities in exchange for notes receivable,
     other assets, and investment in real estate entities..................           29,675              -              -
   Notes receivable issued in connection with real estate dispositions.....          (10,460)             -              -
   Other assets received in connection with real estate dispositions.......           (3,800)
   Investment in real estate entities......................................          (15,415)       (17,133)        30,406
   Acquisition of minority interest in exchange for common stock...........          (37,560)       (25,460)             -
   Reduction in construction in process - contribution to joint venture....                -              -        (30,406)
   Distributions payable...................................................           82,086              -              -
   Cumulative distributions paid...........................................          (82,086)             -              -
   Issuance of Common Stock:
       In connection with business combinations............................          347,223         13,817        212,000
       To acquire minority interests.......................................           46,457         25,908              -
       Acquire partnership interests in real estate entities...............                -         17,133              -
       In connection with conversion of Convertible Preferred Stock........                -         53,308         61,621
   Conversion of Convertible Preferred Stock...............................                -        (53,308)       (61,621)

                            See accompanying notes.
                                      F-6

                              PUBLIC STORAGE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1999

1.   Description of the business
     ---------------------------

              Public Storage, Inc. (the "Company") is a California corporation, which was organized in 1980. We are a fully integrated, self-administered and self-managed real estate investment trust ("REIT") whose principal business activities include the acquisition, development, ownership and operation of storage facilities which offer storage spaces and containers for lease, usually on a month-to-month basis, for personal and business use. In addition, to a much lesser extent, we have interests in commercial properties.

              In 1996 and 1997, we organized Public Storage Pickup and Delivery, Inc., as a separate corporation and partnership (the corporation and partnership are collectively referred to as "PSPUD") to operate storage facilities that rent portable storage containers to customers for storage in central warehouses. At December 31, 1999, PSPUD had 36 facilities in operation.

              We invest in real estate facilities by acquiring wholly owned facilities or by acquiring interests in real estate entities which also own real estate facilities. At December 31, 1999, we had direct and indirect equity interests in 1,459 properties located in 38 states, including 1,330 self-storage facilities and 129 commercial properties. The Company under the "Public Storage" name operates all of the self-storage facilities.

     Summary of significant accounting policies
     ------------------------------------------

              Basis of presentation
              ---------------------
              The consolidated  financial statements include the accounts of the
     Company and 35 controlled entities (the "Consolidated Entities"). Collectively, the Company and these entities own a total of 1,210 real estate facilities, consisting of 1,206 storage facilities and four commercial properties.

              At December 31, 1999, we had equity investments in 12 limited partnerships in which we do not have a controlling interest. These limited partnerships collectively own 124 self-storage facilities, which are managed by the Company. In addition, we own approximately 41% of the common interest in PS Business Parks, Inc. ("PSB"), which owns and operates 125 commercial properties. We do not control these entities, accordingly, our investments in these limited partnerships and PSB are accounted for using the equity method.

              From the time of PSB's formation through March 31, 1998, we consolidated the accounts of PSB in our financial statements. During the second quarter of 1998, our ownership interest in PSB was reduced below 50% and, accordingly, we ceased to have a controlling interest in PSB. Accordingly, effective April 1, 1998, we no longer included the accounts of PSB in our consolidated financial statements and have accounted for our investment using the equity method. For all periods after March 31, 1998, the income statement includes the Company's equity in income of PSB. Further, commercial property operations for the periods after March 31, 1998 reflect only the commercial property operations of facilities owned by the Company which have both storage and commercial use combined at the same property location.

              Use of estimates
              ----------------
              The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

              Income taxes
              ------------
              For all taxable years subsequent to 1980, the Company qualified and intends to continue to qualify as a REIT, as defined in Section 856 of the Internal Revenue Code. As a REIT, we are not taxed on that portion of our taxable income which is distributed to our shareholders provided that we meet certain tests. We believe we have met these tests during 1999, 1998 and 1997; accordingly, no provision for income taxes has been made in the accompanying financial statements.

              Financial instruments
              ---------------------
              The methods and assumptions used to estimate the fair value of financial instruments is described below. We have estimated the fair value of our financial instruments using available market information and appropriate valuation methodologies. Considerable judgment is required in interpreting market data to develop estimates of market value. Accordingly, estimated fair values are not necessarily indicative of the amounts that could be realized in current market exchanges.

              For purposes of financial statement presentation, we consider all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

              Due to the short period to maturity of our cash and cash equivalents, accounts receivable, other assets, and accrued and other liabilities, the carrying values as presented on the consolidated balance sheets are reasonable estimates of fair value. The carrying amount of mortgage notes receivable approximates fair value because the aggregate mortgage notes receivable's applicable interest rates approximate market rates for these loans. A comparison of the carrying amount of notes payable to our estimated fair value is included in Note 7, "Notes Payable."

              Financial assets that are exposed to credit risk consist primarily of cash and cash equivalents, accounts receivable, and notes receivable. Cash and cash equivalents, which consist of short-term investments, including commercial paper, are only invested in entities with an investment grade rating. Notes receivable are substantially all secured by real estate facilities that we believe are valued in excess of the related note receivable. Accounts receivable are not a significant portion of total assets and are comprised of a large number of individual customers.

              Real estate facilities
              ----------------------
              Real estate facilities are recorded at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the buildings and improvements, which are generally between 5 and 25 years.

              Evaluation of asset impairment
              ------------------------------
              In 1995, the Financial Accounting Standards Board issued Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Asset to be Disposed Of" which requires impairment losses to be recorded on long-lived assets. We annually evaluate long-lived assets
     (including goodwill), by identifying indicators of impairment and by comparing the sum of the estimated undiscounted future cash flows for each asset to the asset's carrying amount. When indicators of impairment are present and the sum of the undiscounted cash flows is less than the carrying value of such asset, an impairment loss is recorded equal to the difference between the asset's current carrying value and its value based upon discounting its estimated future cash flows. Statement No. 121 also addresses the accounting for long-lived assets that are expected to be disposed of. Such assets are to be reported at the lower of their carrying amount or fair value, less cost to sell. Our evaluations have indicated no impairment in the carrying amount of our assets.

              Other assets
              ------------
              Other assets primarily consist of furniture, fixtures, equipment, and other such assets associated with the portable self-storage business as well as accounts receivable, prepaid expenses, and other such assets of the Company. Included in other assets with respect to the portable self-storage business is furniture, fixtures, and equipment (net of accumulated depreciation) of $34,704,000 and $36,358,000 at December 31, 1999 and 1998,
     respectively. Included in depreciation and amortization expense is $4,915,000, $4,317,000, and $1,394,000 in the years ended December 31,
     1999, 1998, and 1997, respectively, of depreciation of furniture, fixtures, and equipment of the portable self-storage business.

              Intangible assets
              -----------------
              Intangible assets consist of property management contracts ($165,000,000) and the cost over the fair value of net tangible and identifiable intangible assets ($67,726,000) acquired. Intangible assets are amortized straight-line over 25 years. At December 31, 1999 and 1998, intangible assets are net of accumulated amortization of $38,400,000 and $29,091,000, respectively. Included in depreciation and amortization expense is $9,309,000 in each of the three fiscal years ended December 31, 1999 with respect to the amortization of intangible assets.

              Revenue and expense recognition
              -------------------------------
              Property rents are recognized as earned. Equity in earnings of real estate entities are recognized based on our ownership interest in the earnings of each of the unconsolidated real estate entities. Advertising costs are expensed as incurred.

              Environmental costs
              -------------------
              Our policy is to accrue environmental assessments and/or remediation cost when it is probable that such efforts will be required and the related costs can be reasonably estimated. Our current practice is to conduct environmental investigations in connection with property acquisitions. As a result of environmental investigations of our properties, which commenced in 1995, we recorded an amount which, in our best estimate, will be sufficient to satisfy anticipated costs of known investigation and remediation requirements. Although there can be no assurance, we are not aware of any environmental contamination of any of our facilities which individually or in the aggregate would be material to our overall business, financial condition, or results of operations.

              Net income per common share
              ---------------------------
              Diluted net income per common share is computed using the weighted average common shares outstanding (adjusted for stock options). The Class B Common Stock is not included in the determination of net income per common share because all contingencies required for the conversion to common stock have not been satisfied as of December 31, 1999. In addition, the inclusion of the convertible preferred stock (for periods prior to conversion) in the determination of net income per common share has been determined to be anti-dilutive.

              In computing earnings per common share, preferred stock dividends totaling $94,793,000, $78,375,000 and $88,393,000 for the years ended
     December 31, 1999, 1998 and 1997, respectively, reduced income available to common stockholders in the determination of net income allocable to common stockholders.

              Stock-based compensation
              ------------------------
              In October 1995, the Financial Accounting Standards Board issued Statement No. 123 "Accounting for Stock-Based Compensation" which provides companies an alternative to accounting for stock-based compensation as prescribed under APB Opinion No. 25 (APB 25). Statement 123 encourages, but does not require companies to recognize expense for stock-based awards based on their fair value at date of grant. Statement No. 123 allows companies to continue to follow existing accounting rules (intrinsic value method under APB 25) provided that pro-forma disclosures are made of what net income and earnings per share would have been had the new fair value method been used. We have elected to adopt the disclosure requirements of Statement No. 123 but will continue to account for stock-based compensation under APB 25.

              Reclassifications
              -----------------
              Certain reclassifications have been made to the consolidated financial statements for 1998 and 1997 in order to conform to the 1999 presentation.

3.   Business combinations
     ---------------------

              On March 12, 1999, we completed a merger with Storage Trust Realty, Inc. ("Storage Trust"). All the outstanding stock of Storage Trust was exchanged for 13,009,485 shares of the Company's common stock and an additional 1,011,963 shares were reserved for issuance upon conversion of limited partnership units in Storage Trust's operating partnership. The aggregate acquisition cost of the merger was approximately $575,676,000, consisting of the issuance of the Company's common stock of approximately $347,223,000, cash of approximately $105,239,000, the assumption of debt in the amount of $100,000,000, and the Company's pre-existing investment in Storage Trust of approximately $23,214,000.

              During 1998, we completed mergers with two affiliated public REITs. We acquired all the outstanding stock of the REITs for an aggregate cost of $37,132,000, consisting of the issuance of 433,526 shares of the Company's common stock ($13,817,000), a $18,571,000 reduction of the Company's pre-existing investment and $4,744,000 in cash.

              Partnership acquisitions:
              -------------------------
              During 1999, we acquired all of the limited partner interest in fourteen partnerships, which owned an aggregate of 40 storage facilities. Prior to the acquisitions, we accounted for our investment in each of these partnerships using the equity method. As a result of increasing our ownership interest and obtaining control of the partnerships, we began to consolidate the accounts of the partnerships in the consolidated financial statements. The aggregate amount of the interests acquired totaled
     $118,453,000 consisting of a $43,476,000 reduction of the Company's pre-existing investment and cash of $74,977,000.


              During 1998, we increased our ownership interest in three limited partnerships in which the Company is the general partner. Prior to the acquisitions, we accounted for our investment in each of the three partnerships using the equity method. As a result, we began to consolidate the accounts of these partnerships for financial statement purposes. The aggregate amount of the interests acquired totaled $149,534,000 consisting of a $68,395,000 reduction of the Company's pre-existing investment and cash of $81,139,000.

              The mergers were structured as a tax-free transactions. The mergers and acquisitions of affiliated limited partner interests have been accounted for using the purchase method. Accordingly, allocations of the total acquisition cost to the net assets acquired were made based upon the fair value of such assets and liabilities assumed with respect to the transactions occurring in 1999 and 1998 are summarized as follows:

                                              Storage Trust    Partnership        REIT
                                                 Merger       Acquisitions      Mergers          Total
                                              -------------   ------------     ----------    ------------
                                                                 (Amounts in thousands)
1999 BUSINESS COMBINATIONS:
    Real estate facilities...............       $ 598,577       $ 129,348      $       -      $  727,925
    Construction in process..............          11,449               -              -          11,449
    Investment in real estate entities...             356               -              -             356
    Mortgage notes receivable............           6,739               -              -           6,739
    Other assets.........................           2,909             386              -           3,295
    Accrued liabilities..................         (17,345)         (6,089)             -         (23,434)
    Minority interest....................         (27,009)         (5,192)             -         (32,201)
                                              -------------   ------------     ----------    ------------
                                                $ 575,676       $ 118,453      $       -      $  694,129
                                              =============   ============     ==========    ============

1998 BUSINESS COMBINATIONS:
    Real estate facilities...............       $      -        $ 151,028      $  73,971      $  224,999
    Other assets.........................              -              399            271             670
    Accrued and other liabilities........              -           (1,513)        (2,280)         (3,793)
    Minority interest....................              -             (380)       (34,830)        (35,210)
                                              -------------   ------------     ----------    ------------
                                                $      -        $ 149,534      $  37,132      $  186,666
                                              =============   ============     ==========    ============


              The historical operating results of the above acquisitions prior to each respective acquisition date have not been included in the Company's historical operating results. Pro forma data (unaudited) for the two years ended December 31, 1999 as though the business combinations above had been effective at the beginning of fiscal 1998 are as follows:

                                                       For the Year
                                                      Ended December 31,
                                                 ----------------------------
                                                    1999              1998
                                                 ---------          ---------
                                            (in thousands except per share data)

Revenues......................................    $702,249          $688,363
Net income....................................    $289,606          $239,218
Net income per common share (Basic)...........       $1.50             $1.26
Net income per common share (Diluted).........       $1.50             $1.25

              The pro forma data does not purport to be indicative either of results of operations that would have occurred had the transactions occurred at the beginning of fiscal 1998 or future results of operations of the Company. Certain pro forma adjustments were made to the combined historical amounts to reflect (i) expected reductions in general and administrative expenses, (ii) estimated increased interest expense from bank borrowings to finance the cash portion of the acquisition cost and
     (iii) estimated increase in depreciation and amortization expense.

4.   Real estate facilities
     ----------------------

              Activity in real estate facilities during 1999, 1998 and 1997 is as follows:

                                                                      1999               1998              1997
                                                                  -------------      -------------      -------------
                                                                               (Amounts in thousands)
Operating facilities, at cost:
  Beginning balance.......................................        $  2,962,291       $  3,077,529       $ 2,185,498
  Property acquisitions:
     Business combinations (Note 3) ......................             727,925            224,999           657,347
     Other  acquisitions..................................              36,013             64,818           184,504
  Disposition of facilities...............................             (26,021)                 -                 -
  Facilities   contributed  to   unconsolidated   real  estate
  entities................................................             (15,415)                 -                 -
  Newly developed facilities opened for operations........              62,870             38,629             8,639
  Acquisition of minority interest (Note 8)...............              45,747             23,293             8,904
  Capital improvements....................................              29,023             31,714            35,117
  PSB deconsolidation (see below).........................                   -           (498,691)           (2,480)
                                                                  -------------      -------------      -------------
  Ending balance..........................................           3,822,433          2,962,291         3,077,529
                                                                  -------------      -------------      -------------
Accumulated depreciation:
  Beginning balance.......................................            (411,176)          (378,248)         (297,655)
  Additions during the year...............................            (123,495)           (98,173)          (82,047)
  Disposition of facilities...............................               1,259                  -                 -
  PSB deconsolidation (see below) ........................                   -             65,245             1,454
                                                                  -------------      -------------      -------------
  Ending balance..........................................            (533,412)          (411,176)         (378,248)
                                                                  -------------      -------------      -------------
Construction in progress:
  Beginning balance.......................................              83,138             42,635            35,815
  Current development.....................................             109,047             79,132            45,865
  Property acquisitions - merger with Storage Trust.......              11,449                  -                 -
  Property contribution to unconsolidated real estate entities               -                  -           (30,406)
  Newly developed facilities opened for operations........             (62,870)           (38,629)           (8,639)
                                                                  -------------      -------------      -------------
  Ending balance..........................................             140,764             83,138            42,635
                                                                  -------------      -------------      -------------
  Total real estate facilities............................        $  3,429,785       $  2,634,253       $ 2,741,916
                                                                  =============      =============      =============

              Operating Facilities
              --------------------
              During 1999, we acquired a total of 253 real estate facilities for an aggregate cost of $727,925,000 in connection with certain business combinations (Note 3). In addition, we also acquired three storage facilities and two industrial facilities for an aggregate cost of $36,013,000, consisting of the cancellation of mortgage notes receivable ($5,573,000), other assets ($3,800,000), and cash ($26,640,000).

              In April 1999, we sold six properties for approximately $10,500,000 (composed of $1,460,000 cash, notes receivable of $5,240,000, and other assets of $3,800,000) and granted the buyer an option to acquire an additional eight properties for approximately $18,800,000. The option to acquire the properties was exercised in January 2000. There was no gain or loss on the disposition of these facilities.

              In addition, during 1999, we disposed of an industrial facility, two storage facilities through condemnation proceedings, and four plots of land for an aggregate of approximately $16,416,000, composed of $11,196,000 cash and $5,220,000 mortgage notes receivable. In aggregate, we recorded a gain upon sale of $2,154,000, representing the difference between the proceeds received and the net book value of the real estate.

              During 1998, we acquired a total of 53 real estate facilities for an aggregate cost of $224,999,000 in connection with certain business combinations (Note 3). We also acquired two storage facilities for an aggregate cost of $9,384,000, consisting of the cancellation of mortgage notes receivable ($2,495,000), the Company's existing investment

     ($527,000), and cash ($6,362,000). In addition, three commercial facilities were acquired for an aggregate cost of $55,434,000 consisting of the assumption of mortgage notes payable ($14,526,000), the issuance of minority interests ($1,206,000) and cash ($39,702,000).

              Effective April 1, 1998, we no longer included the accounts of PSB in our consolidated financial statements (Note 2). As a result of this change, real estate facilities and accumulated depreciation were reduced by $498,691,000 and $65,245,000, respectively, reflecting our historical cost of the PSB real estate facilities which are no longer included in the consolidated financial statements.

              During 1997, we acquired a total of 176 real estate facilities for an aggregate cost of $657,347,000 in connection with certain business combinations. We also acquired an additional 14 real estate facilities from third parties with an aggregate acquisition cost of $184,504,000 consisting of the issuance of minority interests ($119,279,000) and cash ($65,225,000).

              A substantial number of the real estate facilities acquired during 1999, 1998, and 1997 were acquired from affiliates in connection with business combinations with an aggregate acquisition cost of approximately $129,348,000, $224,999,000, and $657,347,000 respectively.

              Construction in Progress
              ------------------------
              Construction in progress consists of land and development costs relating to the development of storage facilities. In April 1997, the
     Company and an institutional investor created a joint venture for the purpose of developing up to $220 million of storage facilities. We own 30% of the joint venture interest and the institutional investor owns the remaining 70% interest. We periodically transferred newly developed properties, the cost of which were included in real estate, to the partnership as part of our capital contribution to the partnership. Due to our ownership of less than 50%, our investment in the joint venture is accounted for using the equity method (See Note 5).

              In November 1999, we formed a second joint venture with an joint venture partner whose partners include an institutional investor and B. Wayne Hughes, chairman and chief executive officer of the Company to participate in the development of approximately $100 million of storage facilities and to purchase $100 million of the Company's Equity Stock, Series AAA. The joint venture is funded solely with equity capital consisting of 51% from the Company and 49% from the joint venture partner. This joint venture is consolidated in the Company's financial statements. The term of the joint venture is 15 years. After six years the joint venture partner has the right to cause the Company to purchase the joint venture partner's interest for an amount necessary to provide it with a maximum return of 10.75% per year or less in certain circumstances. The joint venture partner provides Mr. Hughes with a fixed yield of approximately 8.0% per annum.

              Construction in progress includes costs associated with 44 facilities with total incurred costs of approximately $111 million. Construction in progress also includes expansions of existing facilities and costs of projects which have not yet begun construction.

              At December 31, 1999, the unaudited adjusted basis of real estate facilities for Federal income tax purposes was approximately $2.9 billion.

5.   Investments in real estate entities
     -----------------------------------

              Summarized combined financial data with respect to those real estate entities in which the Company had an ownership interest at December 31, 1999 are as follows:

                                                  Other           Development
                                            Equity Investments   Joint Venture          PSB               Total
                                            ------------------   -------------       ------------      ------------
                                                                      (Amounts in thousands)
For the year ended December 31, 1999:

 Rental income........................           $   49,318        $  15,570          $  125,327        $  190,215
 Other income.........................                1,851              608               3,286             5,745
                                            ------------------   -------------       ------------      ------------
     Total revenues...................               51,169           16,178             128,613           195,960
                                            ------------------   -------------       ------------      ------------
 Cost of operations...................               15,387            7,749              34,891            58,027
 Depreciation and amortization........                5,906            4,401              29,762            40,069
 Other expenses.......................                4,473               95               6,400            10,968
                                            ------------------   -------------       ------------      ------------
     Total expenses...................               25,766           12,245              71,053           109,064
                                            ------------------   -------------       ------------      ------------
 Net income before minority interest and
     extraordinary item...............               25,403            3,933              57,560            86,896
 Minority interest ...................                    -                -             (16,110)          (16,110)
                                            ------------------   -------------       ------------      ------------
 Income before extraordinary item.....               25,403            3,933              41,450            70,786
 Loss on early extinguishment of debt.                    -                 -               (195)             (195)
                                            ------------------   -------------       ------------      ------------
     Net income.......................           $   25,403        $   3,933           $  41,255        $   70,591
                                            ==================   =============       ============      ============

 At December 31, 1999:
 Real estate, net ....................           $  111,286        $ 218,462           $  802,276       $1,132,024
 Total assets.........................              144,775          226,671              903,741        1,275,187
 Total liabilities....................               56,292            6,522               58,261          121,075
 Preferred equity.....................                    -                -              187,750          187,750
 Total common/partners' equity........               88,483          220,149              657,730          966,362

 The Company's investment (book
     value) at December 31, 1999......            $ 145,317        $  66,045           $  246,167       $  457,529

 The Company's effective average
     ownership interest at December
     31, 1999 (A).....................               41%                30%                41%                39%


              (A)  Reflects  our  ownership   interest  with  respect  to  total
     common/partners' equity.

              At December 31, 1999, our investments in real estate entities consist of ownership interests in 13 partnerships, which principally own self-storage facilities and an ownership interest in PSB. Such interests are non-controlling interests of less than 50% and are accounted for using the equity method of accounting. Accordingly, earnings are recognized based upon our ownership interest in each of the partnerships. During 1999, 1998, and 1997, we recognized earnings from our investments of $32,183,000, $26,602,000 and $17,569,000, respectively, and received cash distributions totaling $15,949,000, $17,968,000 and $15,673,000, respectively.

              During 1999 and 1998, our investment in real estate entities decreased principally as a result of business combinations whereby the Company eliminated approximately $66,690,000 and $86,966,000, respectively, of pre-existing investments in real estate entity investments. Offsetting these decreases are additional investments made by the Company in other unconsolidated entities totaling $77,656,000 and $319,159,000 (including $219,225,000 due to the deconsolidation of PSB) in 1999 and 1998, respectively.

              In April 1997, the Company and an institutional investor formed a joint venture partnership for the purpose of developing up to $220 million of storage facilities. As of December 31, 1999, the joint venture partnership had completed construction on 44 storage facilities with a total cost of approximately $211.4 million, and had three facilities under construction with an aggregate cost incurred to date of approximately $13.0 million. The partnership is funded solely with equity capital consisting of 30% from the Company and 70% from the institutional investor.

6.   Revolving line of credit
     ------------------------

              The credit agreement (the "Credit Facility") has a borrowing limit of $150 million and an expiration date of July 1, 2002. The expiration date may be extended by one year on each anniversary of the credit agreement. Interest on outstanding borrowings is payable monthly. At our option, the rate of interest charged is equal to (i) the prime rate or (ii) a rate ranging from the London Interbank Offered Rate ("LIBOR") plus 0.40% to LIBOR plus 1.10% depending on the Company's credit ratings and coverage ratios, as defined. In addition, the Company is required to pay a quarterly commitment fee of 0.250% (per annum). The Credit Facility allows us, at our option, to request the group of banks to propose the interest rate they would charge on specific borrowings not to exceed $50 million; however, in no case may the interest rate proposal be greater than the amount provided by the Credit Facility.

              Under covenants of the Credit Facility, we are required to (i) maintain a balance sheet leverage ratio of less than 0.40 to 1.00, (ii) maintain net income of not less than $1.00 for each fiscal quarter, (iii) maintain certain cash flow and interest coverage ratios (as defined) of not less than 1.0 to 1.0 and 5.0 to 1.0, respectively and (iv) maintain a minimum total shareholders' equity (as defined). In addition, we are limited in its ability to incur additional borrowings (we are required to maintain unencumbered assets with an aggregate book value equal to or greater than three times our unsecured recourse debt) or sell assets. We were in compliance with the covenants of the Credit Facility at December 31, 1999.

7.   Notes payable
     -------------

              Notes payable at December 31, 1999 and 1998 consist of the following:

                                                                          1999                      1998
                                                                -----------------------   ------------------------
                                                                 Carrying                  Carrying
                                                                  amount     Fair value     amount      Fair value
                                                                ----------   ----------   ---------    -----------
                                                                              (Amounts in thousands)
7.08% to 7.66% unsecured senior notes, due at varying dates
     between November 2003 and January 2007...............      $ 138,000    $ 138,000    $ 46,000      $ 46,000
Mortgage notes payable:
  10.55% mortgage notes secured by real estate facilities,
      principal and interest payable monthly, due August 2004      26,231       27,438      28,401        30,942
  7.134% to 10.5% mortgage notes secured by real estate
      facilities, principal and interest payable monthly, due
      at varying dates between May 2004 and September 2028          3,107        3,107       7,025         7,025
                                                                ----------   ----------   ---------    -----------
                                                                 $167,338    $ 168,545    $ 81,426      $ 83,967
                                                                ==========   ==========   =========    ===========

              All of our notes payable are fixed rate. The senior notes require interest and principal payments to be paid semi-annually and have various restrictive covenants, all of which have been met at December 31, 1999.

              The 10.55% mortgage notes consist of five notes, which are cross-collateralized by 19 properties and are due to a life insurance company. Although there is a negative spread between the carrying value and the estimated fair value of the notes, the notes provide for the prepayment of principal subject to the payment of penalties, which exceed this negative spread. Accordingly, prepayment of the notes at this time would not be economically practicable.

              Mortgage notes payable are secured by 24 real estate facilities having an aggregate net book value of approximately $50.1 million at December 31, 1999.

              At December 31, 1999, approximate principal maturities of notes payable are as follows:

                           Unsecured
                          Senior Notes        Mortgage debt          Total
                          -------------      -------------      -------------
                                           (in thousands)
2000 ....................     $  8,750           $  2,622           $  11,372
2001.....................        9,500              2,910              12,410
2002.....................       24,450              3,530              27,980
2003.....................       35,900              3,585              39,485
2004.....................       25,800             15,063              40,863
Thereafter...............       33,600              1,628              35,228
                          -------------      -------------      -------------
                             $ 138,000          $  29,338          $  167,338
                          =============      =============      =============
Weighted average rate....        7.4%              10.3%                 7.9%
                          =============      =============      =============

              Interest paid (including interest related to the borrowings on the Credit Facility) during 1999, 1998 and 1997 was $12,528,000, $7,690,000 and
     $8,884,000, respectively. In addition, in 1999, 1998 and 1997, the Company capitalized interest totaling $4,509,000, $3,481,000 and $2,428,000, respectively, related to construction of real estate facilities.

8.   Minority interest
     -----------------

              In consolidation, we classify ownership interests in the net assets of each of the Consolidated Entities, other than our own, as minority interest on the consolidated financial statements. Minority interest in income consists of the minority interests' share of the operating results of the Company relating to the consolidated operations of the Consolidated Entities.

              In connection with the merger with Storage Trust, minority interest increased by approximately $27,009,000, reflecting the fair value of 1,011,963 operating partnership units ("OP Units") in Storage Trust's operating partnership owned by minority interests. As of December 31, 1999, 770,892 of such units are outstanding. OP Units are convertible on a one-for-one basis (subject to certain limitations) into common shares of the Company at the option of the unitholder. Minority interest in income with respect to OP Units reflects the OP Units' share of the net income of the Company, with net income allocated to minority interests with respect to weighted average outstanding OP Units on a per unit basis equal to diluted earnings per common share. During the year ended December 31, 1999, 241,071 OP units were exchanged for an equal number of shares of the Company's common stock, for a total cost of approximately $6,434,000. These transactions had the effect of reducing minority interest by approximately $6,434,000.

              In addition to the above, during 1999, we acquired limited partnership interests in certain of the Consolidated Entities in several transactions for an aggregate cost of $76,873,000, consisting of approximately $36,846,000 in cash and $40,027,000 in the issuance of common stock. These transactions had the effect of reducing minority interest by approximately $31,126,000. The excess of the cost over the underlying book value ($45,747,000) has been allocated to real estate facilities in consolidation. In 1998 and 1997, the Company acquired interests in the Consolidated Entities at an aggregate cost of $48,753,000 and $21,559,000, respectively, reducing minority interest by approximately $25,640,000 and $12,655,000, respectively. The excess of cost over underlying book values ($23,293,000, and $8,904,000 in 1998 and 1997, respectively) was allocated to real estate facilities in consolidation.

              During 1999, 1998 and 1997, in connection with certain business combinations (Note 3) minority interest was increased by $32,201,000, $35,210,000 and $74,068,000, respectively, representing the remaining partners' equity interests in the aggregate net assets of the Consolidated Entities.

9.   Property management
     -------------------

              Throughout the three year period ended December 31, 1999, the Company, pursuant to property management contracts, managed real estate facilities owned by affiliated entities and to a lesser extent by third parties. The property management contracts generally provide for compensation equal to 6% of gross revenues of the facilities managed.

10.  Shareholders' equity
     --------------------

              Preferred Stock
              ---------------
              At December 31, 1999 and 1998, we had the following series of Preferred Stock outstanding:

                                                       At December 31, 1999                At December 31, 1998
                                                    ----------------------------        ----------------------------
                                      Dividend        Shares           Carrying            Shares          Carrying
              Series                    Rate        Outstanding          Amount         Outstanding         Amount
--------------------------            ---------     ------------       ---------        -----------        ---------
                                                                     (Dollar amounts in thousands)
Series A                                10.000%       1,825,000        $  45,625         1,825,000         $  45,625
Series B                                 9.200%       2,386,000           59,650         2,386,000            59,650
Series C                             Adjustable       1,200,000           30,000         1,200,000            30,000
Series D                                 9.500%       1,200,000           30,000         1,200,000            30,000
Series E                                10.000%       2,195,000           54,875         2,195,000            54,875
Series F                                 9.750%       2,300,000           57,500         2,300,000            57,500
Series G                                 8.875%           6,900          172,500             6,900           172,500
Series H                                 8.450%           6,750          168,750             6,750           168,750
Series I                                 8.625%           4,000          100,000             4,000           100,000
Series J                                 8.000%           6,000          150,000             6,000           150,000
Series K                                 8.250%           4,600          115,000                 -                 -
Series L                                 8.250%           4,600          115,000                 -                 -
Series M                                 8.750%           2,250           56,250                 -                 -
                                                    ------------       ---------        -----------        ---------
Total Senior Preferred Stock                         11,141,100       $1,155,150        11,129,650          $868,900
                                                    ============       =========        ===========        =========

              On January 19, 1999, we issued 4.6 million depository shares (each representing 1/1,000 of a share) of our Preferred Stock, Series K, raising net proceeds of approximately $111,277,000. On March 10, 1999, we issued
     4.6 million depositary shares (each representing 1/1,000 of a share) of our Preferred Stock, Series L, raising net proceeds of approximately $111,277,000. On August 17, 1999, we issued 2.25 million depositary shares (each representing 1/1,000 of a share) of our Preferred Stock, Series M, raising net proceeds of approximately $54,378,000.

              The Series A through Series M (collectively the "Cumulative Senior Preferred Stock") have general preference rights with respect to liquidation and quarterly distributions. Holders of the preferred stock, except under certain conditions and as noted above, will not be entitled to vote on most matters. In the event of a cumulative arrearage equal to six quarterly dividends or failure to maintain a Debt Ratio (as defined) of 50% or less, holders of all outstanding series of preferred stock (voting as a single class without regard to series) will have the right to elect two additional members to serve on the Company's Board of Directors until events of default have been cured. At December 31, 1999, there were no dividends in arrears and the Debt Ratio was 3.5%.

              Except under certain conditions relating to the Company's qualification as a REIT, the Senior Preferred Stock is not redeemable prior to the following dates: Series A - September 30, 2002, Series B - March 31, 2003, Series C - June 30, 1999, Series D - September 30, 2004, Series E - January 31, 2005, Series F - April 30, 2005, Series G - December 31, 2000, Series H - January 31, 2001, Series I - October 31, 2001, Series J - August 31, 2002, Series K - January 19, 2004, Series L - March 10, 2004, Series M
     - August 17, 2004. On or after the respective dates, each of the series of Senior Preferred Stock will be redeemable at the option of the Company, in whole or in part, at $25 per share (or depositary share in the case of the Series G, Series H, Series I, Series J, Series K, Series L and Series M), plus accrued and unpaid dividends.

              Common stock
              ------------
              During 1999, 1998 and 1997, we issued and repurchased shares of our common stock as follows:

                                                1999                        1998                        1997
                                        Shares        Amount        Shares        Amount         Shares        Amount
                                       -----------  -----------   -----------   -----------   -----------   -----------
                                                                (Dollar amounts in thousands)
Public offerings....................            -   $        -     7,951,821     $ 234,521     6,600,000      $181,448
In connection with mergers (Note 3)    13,009,485      347,223       433,526        13,817     7,681,432       212,000
Exercise of stock options........         511,989       10,000       219,596         3,339        94,786         1,075
Issuance to affiliates...........               -            -       853,700        26,362             -             -
Conversion of OP units..........          241,071        6,434             -             -             -             -
Conversion of Convertible Preferred
  Stock..........................               -            -     3,589,552        53,308     2,363,901        61,621
Acquisition of interests in real
  estate entities (A)............       1,557,960       40,027       635,005        16,679             -             -
Repurchases of stock.............      (4,589,427)    (108,565)   (2,819,400)      (72,256)            -             -
                                       -----------  -----------   -----------   -----------   -----------   -----------
                                       10,731,078    $ 295,119    10,863,800     $ 275,770    16,740,119      $456,144
                                       ===========  ===========   ===========   ===========   ===========   ===========

     (A) The amounts for 1999 include the conversion of 241,071 OP Units with an approximate value of $6,434,000.

              Shares of common stock issued to affiliates in 1998 were in exchange for interests in real estate entities. All the shares of common stock, with the exception of the shares issued in connection with the exercise of stock options, were issued at the prevailing market price at the time of issuance.

              On June 1, 1998, we exercised an option to redeem the 8.25% Convertible Preferred Stock in exchange for common stock, at the conversion rate of 1.6835 shares of common stock for each share of Convertible Preferred Stock. Pursuant to the redemption, which was effective July 1, 1998, we issued 3,503,303 shares of common stock.

              On June 12, 1998, we announced that the Board of Directors authorized the repurchase from time to time of up to 10,000,000 shares of the Company's common stock on the open market or in privately negotiated transactions. Cumulatively through December 31, 1999, we repurchased a total of 7,408,827 shares of common stock at an aggregate cost of approximately $180,821,000. On March 4, 2000, the Board of Directors increased the authorized number of shares which the Company could repurchase to 15,000,000.

              On March 12, 1999, we issued 13,009,485 shares of common stock pursuant to the merger with Storage Trust Realty and reserved 1,011,963 additional shares for issuance upon conversion of units in Storage Trust Realty's operating partnership.

              At December 31, 1999, the Company had 4,707,779 shares of common stock reserved in connection with the Company's stock option plans (Note
     11), 7,000,000 shares of common stock reserved for the conversion of the Class B Common Stock and 770,892 shares reserved for the conversion of OP Units.

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

              For these purposes, FFO per share of Common Stock (as defined) was $2.50 for the year ended December 31, 1999.

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

              In June 1997, we contributed $22,500,000 (225,000 shares) of equity stock, now designated as Equity Stock, Series AA ("Equity Stock AA") to a partnership in which the Company is the general partner. As a result of this contribution, the Company obtained a controlling interest in the partnership and began to consolidate the accounts of the partnership and therefore the equity stock is eliminated in consolidation. The Equity Stock AA ranks on a parity with Common Stock and junior to the Senior Preferred Stock with respect to general preference rights and has a liquidation amount of ten times the amount paid to each Common Share up to a maximum of $100 per share. Quarterly distributions per share on the Equity Stock AA are equal to the lesser of (i) 10 times the amount paid per Common Stock or
     (ii) $2.20. We have no obligation to pay distributions if no distributions are paid to common shareholders.

              In  November  1999,  we sold  $100,000,000  (4,289,544  shares) of
     Equity Stock, Series AAA ("Equity Stock AAA") to a newly formed joint venture. We control the joint venture and consolidate the accounts of the joint venture, and accordingly the Equity Stock AAA is eliminated in consolidation. The Equity Stock AAA ranks on a parity with Common Stock and junior to the Senior Preferred Stock (as defined below) with respect to general preference rights, and has a liquidation amount equal to 120% of the amount distributed to each common share. Quarterly distributions per share are equal to the lesser of (i) five times the amount paid per common share or (ii) $2.1564. We have no obligation to pay distributions if no distributions are paid to common shareholders.

              Dividends
              ---------
              The unaudited characterization of dividends for Federal income tax purposes is made based upon earnings and profits of the Company, as defined by the Internal Revenue Code. Distributions declared by the Board of Directors (including distributions to the holders of preferred stock) in 1999 and 1997 were characterized entirely as ordinary income. For 1998, our dividends for the first, third, and fourth quarter were characterized as ordinary income in their entirety. For the second quarter of 1998, 86.11% of the dividends were characterized as ordinary income, and the remainder was characterized as a capital gain.

              On November 4, 1999, the Board of Directors declared a special distribution to the common shareholders. The special distribution is comprised of (i) $0.65 per common share payable in depositary shares, representing interests in Equity Stock, Series A, with cash being paid in lieu of fractional shares or (ii) at the election of each common shareholder, $0.62 per common share payable in cash. The special distribution was accrued at December 31, 1999, and paid on January 14, 2000 to shareholders of record as of November 15, 1999.

              The following summarizes dividends during 1999, 1998 and 1997:

                                                 1999                     1998                    1997
                                        -----------------       ------------------       -------------------
                                        Per share   Total       Per share   Total        Per share    Total
                                        ---------  ------       ---------   ------       ---------    ------
                                                         (in thousands, except per share data)
Series A                                 $2.500    $4,563        $2.500     $4,563        $2.500      $4,563
Series B                                 $2.300     5,488        $2.300      5,488        $2.300       5,488
Series C                                 $1.688     2,024        $1.688      2,024        $1.844       2,213
Series D                                 $2.375     2,850        $2.375      2,850        $2.375       2,850
Series E                                 $2.500     5,488        $2.500      5,488        $2.500       5,488
Series F                                 $2.437     5,606        $2.437      5,606        $2.437       5,606
Series G                                 $2.219    15,309        $2.219     15,309        $2.219      15,309
Series H                                 $2.112    14,259        $2.112     14,259        $2.112      14,259
Series I                                 $2.156     8,625        $2.156      8,625        $2.156       8,625
Series J                                 $2.000    12,000        $2.000     12,000        $0.689       4,133
Series K                                 $1.965     9,040             -          -             -           -
Series L                                 $1.673     7,695             -          -             -           -
Series M                                 $0.820     1,846             -          -             -           -
Convertible                                             -        $1.032      2,163        $2.062       4,531
Series CC                                -              -             -          -       $260.00      15,328
                                                   ------                   ------                    ------
                                                   94,793                   78,375                    88,393

Common (A)                               $1.520   195,383        $0.880    100,726        $0.880      86,181
                                                   ------                   ------                    ------
                                                 $290,176                 $179,101                  $174,574
                                                   ======                   ======                    ======

              (A) $82,086,000 ($0.64 per share) of the common dividend in 1999 was accrued at December 31, 1999, of which $38,074,000 was paid on January 14, 2000 in cash and $44,012,000 was paid in the issuance of depositary shares of the Company's Equity Stock, Series A.

              The dividend rate on the Series C Preferred Stock is adjusted quarterly and is equal to the highest of one of three U.S. Treasury indices (Treasury Bill Rate, Ten Year Constant Maturity Rate, and Thirty Year Constant Maturity Rate) multiplied by 110%. However, the dividend rate for any dividend period will not be less than 6.75% per annum nor greater than 10.75% per annum. The dividend rate with respect to the first quarter of 2000 will be equal to 6.897% per annum.

11.  Stock options
     -------------

              The Company has a 1990 Stock Option Plan (which was adopted by the Board of Directors in 1990 and approved by the shareholders in 1991) (the "1990 Plan") which provides for the grant of non-qualified stock options. The Company has a 1994 Stock Option Plan (which was adopted by the Board of Directors and approved by the shareholders in 1994) (the "1994 Plan") and a 1996 Stock Option and Incentive Plan (which was adopted by the Board of Directors and approved by the shareholders in 1996 (the "1996 Plan"), each of which provides for the grant of non-qualified options and incentive stock options. (The 1990 Plan, the 1994 Plan and the 1996 Plan are collectively referred to as the "PSI Plans"). Under the PSI Plans, the Company has granted non-qualified options to certain directors, officers and key employees and service providers to purchase shares of the Company's common stock at a price equal to the fair market value of the common stock at the date of grant. Generally, options under the Plans vest over a three-year period from the date of grant at the rate of one-third per year and expire (i) under the 1990 Plan, five years after the date they became exercisable and (ii) under the 1994 Plan and 1996 Plan, ten years after the date of grant. The 1996 Plan also provides for the grant of restricted stock to officers, key employees and service providers on terms determined by the Audit Committee of the Board of Directors; no shares of restricted stock have been granted. In connection with the Storage Trust merger in March 1999, we assumed the outstanding non-qualified options under the Storage Trust Realty 1994 Share Incentive Plan (the "Storage Trust Plan"), which were converted into non-qualified options to purchase our common stock (the PSI Plans and the Storage Trust Plan are collectively referred to as the "Plans.")

              Information with respect to the Plans during 1999, 1998 and 1997 is as follows:

                                                         1999                         1998                        1997
                                                -----------------------     -----------------------     -----------------------
                                                 Number          Average      Number         Average      Number        Average
                                                   of           Price per       of           Price per     of           Price per
                                                Options          Share        Options         Share      Options         Share
                                                ---------        ------     ---------        -------    ---------        -------
Options outstanding January 1                   2,054,285        $22.85     1,696,215         $20.03    1,752,169         $19.02
  Granted or assumed                            1,576,626         24.39       590,000          28.23      111,000          28.59
  Exercised                                      (511,989)        19.53      (219,596)         15.20      (94,786)         11.34
  Canceled                                        (94,668)        27.28       (12,334)         28.66      (72,168)         20.73
                                                ---------        ------     ---------        -------    ---------        -------
Options outstanding December 31                 3,024,274        $24.08     2,054,285         $22.85    1,696,215         $20.03
                                                                 ======                      =======                     ========
                                                                 $9.375                       $9.375                      $8.125
Option price range at December 31                            to $33.563                   to $33.563                   to $30.00

Options exercisable at December 31              1,259,771        $21.97     1,044,249         $19.94      778,012         $17.74
                                                =========        ======     =========        =======    =========        =======
Options available for grant at December 31      1,683,505                   2,881,337                   3,459,003
                                                =========                   =========                   =========

              In 1996, the Company adopted the disclosure requirement provision of SFAS 123 in accounting for stock-based compensation issued to employees. As of December 31, 1999, 1998, and 1997 there were 2,935,338, 1,900,837, and 1,412,734 options outstanding, respectively, that were subject to SFAS 123 disclosure requirements. The fair value of these options was estimated utilizing prescribed valuation models and assumptions as of each respective grant date. Based on the results of such estimates, management determined that there was no material effect on net income or earnings per share for the years ended December 31, 1999 and 1998. The remaining contractual lives were 8.2 years, 7.8 years, and 7.9 years, respectively, at December 31, 1999, 1998, and 1997.

12.  Disclosures regarding Segment Reporting
     ---------------------------------------

              In July 1997, the Financial Accounting Standards Board issued Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("FAS 131"), which establishes standards for the way that public business enterprises report information about operating segments. This statement is effective for financial statements for periods beginning after December 15, 1997. We adopted this standard effective for the year ended December 31, 1998.

              DESCRIPTION OF EACH REPORTABLE SEGMENT:
              Our reportable segments reflect significant operating activities that are evaluated separately by management. We have three reportable segments: self-storage operations, portable self-storage operations, and commercial property operations.

              The self-storage segment comprises the direct ownership, development, and operation of traditional storage facilities, management of these properties for third parties and affiliated entities, and the ownership of equity interests in entities that own storage properties. The portable self-storage operations reflect the containerized portable self-storage operations of PSPUD. The commercial property segment reflects our interest in the ownership, operation, and management of commercial properties. The vast majority of the commercial property operations are conducted through PSB, and to a much lesser extent the Company and certain of its unconsolidated subsidiaries own commercial space, managed by PSB, within facilities that combine storage and commercial space for rent.

              MEASUREMENT OF SEGMENT PROFIT OR LOSS
              We evaluate performance and allocate resources based upon the net segment income of each segment. Net segment income represents net income in conformity with generally accepted accounting principles and our significant accounting policies as denoted in Note 2, before interest and other income, depreciation of real estate facilities, amortization expense, interest expense, corporate general and administrative expense, and minority interest in income. The accounting policies of the reportable segments are the same as those described in the Summary of Significant Accounting Policies.

              Interest and other income, depreciation of real estate facilities, amortization expense, interest expense, corporate general and administrative expense, and minority interest in income are not allocated to segments because management does not utilize them to evaluate of the results of operations of each segment.

              MEASUREMENT OF SEGMENT ASSETS
              No segment data relative to assets or liabilities is presented, because we do not evaluate performance based upon the assets or liabilities of the segments. We believe that the historical cost of the Company's real property does not have any significant bearing upon the performance of the commercial property and storage segments. In the same manner, management believes that the book value of investment in real estate entities as having no bearing upon the results of those investments. The only other types of assets that might be allocated to individual segments are trade receivables, payables, and other assets which arise in the ordinary course of business, but they are also not a significant factor in the measurement of segment performance. We perform post-acquisition analysis of various investments; however, such evaluations are beyond the scope of FAS 131.

              PRESENTATION OF SEGMENT INFORMATION
              Our income statement provides most of the information required in order to determine the performance of each of the Company's three segments. The following tables reconcile the performance of each segment, in terms of segment revenues and segment income, to our consolidated revenues and net income. It further provides detail of the segment components of the income statement item, "Equity in earnings of real estate entities."

                                                 Year Ended December 31,                 Year Ended December 31,
                                                -----------------------                 -----------------------
                                                    1999         1998        Change         1998         1997        Change
                                                ----------   ----------   ----------    ----------   ----------   ----------
                                                                              (Dollar amounts in thousands)
RECONCILIATION OF REVENUES BY SEGMENT:

Self-storage
------------
  Storage property rentals..................     $ 592,619   $ 488,291    $ 104,328      $ 488,291   $ 385,540   $ 102,751
  Equity in earnings - storage property
     operations.............................        20,140      20,704         (564)        20,704      31,026     (10,322)
    Interest and other income - self-storage
    property     management operations......         4,553       5,069         (516)         5,069       8,257      (3 188)
                                                ----------   ----------   ----------    ----------   ----------   ----------
      Storage segment revenues..............       617,312     514,064      103,248        514,064     424,823      89,241
                                                ----------   ----------   ----------    ----------   ----------   ----------
Portable self-storage                               27,028      24,466        2,562         24,466       7,893      16,573
----------------------

Commercial  properties
----------------------
  Commercial property rentals...............         8,204      23,112      (14,908)        23,112      40,575     (17,463)
  Equity in earnings - commercial property
     operations.............................        35,865      23,655       12,210         23,655       1,428      22,227
  Interest and other income - commercial
     property management operations.........             -          86          (86)            86          91          (5)
                                                ----------   ----------   ----------     ----------   ----------   ----------
      Commercial properties  segment revenues       44,069      46,853       (2,784)        46,853      42,094       4,759
                                                ----------   ----------   ----------     ----------   ----------   ----------
Other items not allocated to segments
-------------------------------------
  Equity in earnings - Depreciation (self
     -storage)..............................        (7,563      (6,522)      (1,041)        (6,522)    (10,935)      4,413
  Equity in earnings - Depreciation
     (commercial properties)................       (12,158)     (7,362)      (4,796)        (7,362)       (539)     (6,823)
  Equity in earnings - general and
     administrative and other...............        (4,101)     (3,873)        (228)        (3,873)     (3,411)       (462)
  Interest and other income, excluding
     property management operations.........        12,147      13,459       (1,312)        13,459       9,126       4,333
                                                ----------   ----------   ----------    ----------   ----------   ----------
    Total other items not allocated to
        segments............................      (11,675)     (4,298)      (7,377)         (4,298)     (5,759)      1,461
                                                ----------   ----------   ----------    ----------   ----------   ----------
      Total consolidated Company revenues...     $ 676,734   $ 581,085     $ 95,649      $ 581,085   $ 469,051   $ 112,034
                                                ==========   ==========   ==========    ==========   ==========   ==========

                                      F-24

                                                Year Ended December 31,                 Year Ended December 31,
                                                    1999         1998       Change          1998        1997        Change
                                                ----------   ----------   ----------    ----------   ----------   ----------
                                                                        (Dollar amounts in thousands)
  RECONCILIATION OF NET INCOME BY SEGMENT:
  Self-storage
  ------------
  Storage properties........................     $ 408,138   $ 338,915    $ 69,223        $ 338,915    $267,577   $71,338
  Equity in earnings - storage property
     operations.............................        20,140      20,704        (564)         20,704       31,026   (10,322)
  Interest and other income - self-storage
     property management operations                  4,553       5,069        (516)          5,069        8,257    (3,188)
                                                ----------   ----------   ----------    ----------   ----------   ----------
      Total self-storage segment income.....       432,831     364,688      68,143         364,688      306,860    57,828
                                                ----------   ----------   ----------    ----------   ----------   ----------
  Portable self-storage
  ---------------------
      Revenues..............................        27,028      24,466       2,562          24,466        7,893    16,573
      Cost of Operations....................       (29,509)    (48,508)     18,999         (48,508)     (31,086)  (17,422)
      General and administrative............        (2,512)     (3,039)        527          (3,039)      (7,078)    4,039
      Depreciation..........................        (4,915)     (4,317)       (598)         (4,317)      (1,394)   (2,923)
                                                ----------   ----------   ----------    ----------   ----------   ----------
           Total portable self-storage
            segment loss....................        (9,908)    (31,398)     21,490         (31,398)     (31,665)      267
                                                ----------   ----------   ----------    ----------   ----------   ----------
  Commercial  properties
  ----------------------
  Commercial properties.....................         5,378      15,161      (9,783)         15,161       23,910    (8,749)
  Equity in earnings - commercial property
     operations.............................        35,865      23,655      12,210          23,655        1,428    22,227
  Interest and other income - commercial
     property management operations.........             -          86         (86)             86           91        (5)
                                                ----------   ----------   ----------    ----------   ----------   ----------
      Total commercial property segment income      41,243      38,902       2,341          38,902       25,429    13,473
                                                ----------   ----------   ----------    ----------   ----------   ----------

  Other items not allocated to segments
  -------------------------------------
  Equity in earnings - depreciation (storage)       (7,563)     (6,522)     (1,041)         (6,522)     (10,935)    4,413
  Equity in earnings - depreciation
     (commercial properties) ...............       (12,158)     (7,362)     (4,796)         (7,362)        (539)   (6,823)
  Equity in earnings - general and
     administrative  and other..............        (4,101)     (3,873)       (228)         (3,873)      (3,411)     (462)
  Depreciation and amortization - storage
     real estate............................      (130,991)   (102,537)    (28,454)       (102,537)     (82,165)  (20,372)
  Depreciation and amortization - commercial
     properties.............................        (1,813)     (4,945)      3,132          (4,945)      (9,191)    4,246
  Interest and other income, excluding
     property management operations.........        12,147      13,459      (1,312)         13,459        9,126     4,333
  Corporate general and administrative .....        (9,979)     (8,596)     (1,383)         (8,596)      (6,384)   (2,212)
  Interest expense..........................        (7,971)     (4,507)     (3,464)         (4,507)      (6,792)    2,285
  Minority interest in income ..............       (16,006)    (20,290)      4,284         (20,290)     (11,684)   (8,606)
  Gain on disposition of real estate .......         2,154           -       2,154               -            -         -
                                                ----------   ----------   ----------    ----------   ----------   ----------
      Total other items not allocated to segments (176,281)   (145,173)    (31,108)       (145,173)    (121,975)  (23,198)
                                                ----------   ----------   ----------    ----------   ----------   ----------
       Total consolidated company net income     $ 287,885   $ 227,019    $ 60,866       $ 227,019   $  178,649   $ 48,370
                                                ==========   ==========   ==========    ==========   ==========   ==========

13.  Events subsequent to date of Report of Independent Auditors (Unaudited)
     -----------------------------------------------------------------------

              In January 2000, we issued 4,300,555 depositary shares (2,200,555 shares as part of a special distribution declared on November 15, 1999 and 2,100,000 shares in a separate public offering) each representing 1/1,000 of a share of Equity Stock, Series A ("Equity Stock A"). The Equity Stock, Series A ranks on a parity with Common Stock and junior to the Senior Preferred Stock with respect to general preference rights and has a liquidation amount of which cannot exceed $24.50 per share. Distributions with respect to each depositary share shall be the lesser of: a) five times the per share dividend on the Common Stock or b) $2.45 per annum (prorated for the year 2000). Except in order to preserve the Company's federal income tax status as a REIT, we may not redeem the depositary shares before March 31, 2005. On or after March 31, 2005, we may, at our option, redeem the depositary shares at $24.50 per depositary share. If the Company fails to preserve its federal income tax status as a REIT, the depositary shares will be convertible into common stock. The depositary shares are otherwise not convertible into common stock on a one for one basis. Holders of depositary shares vote as a single class with our holders of common stock on shareholder matters, but the depositary shares have the equivalent of one-tenth of a vote per depositary share. We have no obligation to pay distributions if no distributions are paid to common shareholders.

              On March 17, 2000, we issued $240.0 million of 9.5% Series N Cumulative Redeemable Perpetual Preferred Units in one of our operating partnerships. The preferred units were issued in a private placement to institutional investors. The units are not redeemable during the first 5 years, thereafter, at our option, we can call the units for redemption. The units are not redeemable by the holder. Subject to certain conditions, the preferred units are convertible into shares of 9.5% Series N Cumulative Preferred Stock of the Company.

              On March 28, 2000, a Form 10 registration statement was filed with the Securities and Exchange Commission outlining a plan of distribution with respect to the portable storage operations and our truck rental activities. Under this plan, after the reorganization and recapitalization of certain affiliated entities, we will distribute to our common shareholders all of the common stock of an entity that will primarily own the portable storage business and truck rental activities. There is no current trading market for the stock of this entity. We will apply to have the entity's common stock quoted on the NASDAQ National Market.

              On March 29, 2000, we issued $75.0 million of 9.125% Series O Cumulative Redeemable Perpetual Preferred Units in one of our operating partnerships. The preferred units were issued in a private placement to institutional investors. The units are not redeemable during the first 5 years, thereafter, at our option, we can call the units for redemption. The units are not redeemable by the holder. Subject to certain conditions, the preferred units are convertible into shares of 9.125% Series O Cumulative Preferred Stock of the Company.

14.  Recent Accounting Pronouncements and Guidance
     ---------------------------------------------

              Accounting for Derivative Instruments and Hedging Activities
              ------------------------------------------------------------
              In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities". This statement provides a comprehensive and consistent standard for the recognition and measurement of derivatives and hedging activities. The provisions of this statement are effective for years beginning after June 15, 2000, but companies can early adopt as of the beginning of any fiscal quarter that begins after June 1998. We are studying this statement to determine its effect on our financial statements, and will adopt this statement beginning in the year ending December 31, 2001.

              Emerging Issues Task Force Discussion of Capitalization of
              ----------------------------------------------------------
              Acquisition Costs
              -----------------
              In March 1998,  The  Emerging  Issues  Task Force  ("EITF") of the
     Financial Accounting Standards Board issued guidance (the "97-11 Guidance") with respect to Issue No. 97-11, "Accounting for Internal Costs Relating to Real Estate Property Acquisitions." The 97-11 Guidance provides that a company shall expense internal preacquisition costs (such as costs of an internal acquisitions department) related to the purchase of an operating property. We do not capitalize such internal preacquisition costs with respect to the acquisition of operating real estate facilities. Accordingly, the 97-11 Guidance had no impact upon the consolidated financial statements and would have had no impact upon financial statements for periods prior to the issuance of the 97-11 Guidance.

15.  Commitments and Contingencies
     -----------------------------

              Lease obligations
              -----------------
              As of December 31, 1999, we leased thirty portable self-storage facilities from third parties; in addition, certain trucks and related equipment are leased. Total lease expense for the facilities and equipment was approximately $13.6 million, $19.2 million, and $8.8 million for the years ended December 31, 1999, 1998, and 1997, respectively. Future minimum lease payments at December 31, 1999 under these non-cancelable operating leases are as follows (in thousands):


2000.........................        $  13,559
2001.........................           12,216
2002.........................            8,508
2003.........................            3,385
2004.........................            2,016
Thereafter...................              388
                                      --------
                                      $ 40,072
                                      ========

         Legal proceedings
         -----------------
         During 1997, three cases were filed against the Company. Each of the plaintiffs in these cases is suing the Company on behalf of a purported class of California tenants who rented storage spaces from the Company and contends that our fees for late payments under our rental agreements for storage space constitute unlawful "penalties" under the liquidated damages provisions of California law and under California's unfair business practices act.

         The Company has reached an agreement in principle to settle one of the cases with no material amount incurred by the Company. The plaintiffs in the other two cases have voluntarily dismissed their cases without prejudice.

         In another case, a plaintiff is suing the Company on behalf of a purported class of Maryland tenants who rented storage spaces from the Company and contends that the Company's fees for late payments under its rental agreements for storage space exceeds the amount of interest that can be charged under the Maryland constitution and are therefore unlawful "penalties." None of the plaintiffs has assigned any dollar amount to the claims. The Company has reached an agreement in principle to settle the proceeding with no material amount incurred by the Company. Any such agreement would require court approval.

         In addition, the Company is a party to various claims, complaints and other legal actions that have arisen in the normal course of business from time to time. The Company believes the outcome of these pending legal proceedings, in the aggregate, will not have a material adverse effect on the operations or financial position of the Company.

16.  Supplementary quarterly financial data (unaudited)
     --------------------------------------------------

                                                              Three months ended
                                         ------------------------------------------------------------
                                          March 31,        June 30,      September 30,    December 31,
                                            1999             1999            1999             1999
                                         ----------      -----------      ----------       ----------
                                                     (in thousands, except per share data)
Revenues                                 $  148,015      $   172,237      $  178,963       $  177,519
                                         ==========      ===========      ==========       ==========
Net income                               $   61,842      $    73,651      $   76,752       $   75,640
                                         ==========      ===========      ==========       ==========
Per Common Share (Note 2):
   Net income -  Basic                   $    0.34       $     0.39       $    0.41        $    0.39
                                         ==========      ===========      ==========       ==========
   Net income -  Diluted                 $    0.34       $     0.39       $    0.40        $    0.39
                                         ==========      ===========      ==========       ==========

                                                              Three months ended
                                         ------------------------------------------------------------
                                          March 31,        June 30,      September 30,    December 31,
                                            1998             1998            1998             1998
                                         ----------      -----------      ----------       ----------
                                                     (in thousands, except per share data)
Revenues                                 $  142,280      $   140,773      $  149,743       $  148,289
                                         ==========      ===========      ==========       ==========
Net income                               $   48,364      $    57,199      $   62,286       $   59,170
                                         ==========      ===========      ==========       ==========
Per Common Share (Note 2):
   Net income - Basic                    $    0.26       $     0.33       $    0.37        $    0.35
                                         ==========      ===========      ==========       ==========
   Net income - Diluted                  $    0.26       $     0.32       $    0.37        $    0.35
                                         ==========      ===========      ==========       ==========

                              PUBLIC STORAGE, INC.
                           SCHEDULE III - REAL ESTATE
                          AND ACCUMULATED DEPRECIATION

                                                                                                                 Adjustments
                                                                                                                  Resulting
                                                                                                                    from
                                                                         Initial Cost               Costs            the
                                                                    ---------------------------                  Acquisition
    Date                                                                          Buildings &     Subsequent     of Minority
  Acquired                Description             Encumbrances        Land       Improvements   to Acquisition    interests
----------------------------------------------------------------------------------------------------------------------------------
STORAGE FACILITIES
    1/83       Platte                                                 409,000         953,000        208,000         428,000
    5/83       Delta Drive                                             67,000         481,000        130,000         241,000
    12/82      Port/Halsey                                            357,000       1,150,000       (461,000)        326,000
    12/82      Sacto/Folsom                                           396,000         329,000        563,000         323,000
    1/83       Semoran                                                442,000       1,882,000        124,000         720,000
    3/83       Blackwood                                              213,000       1,559,000        136,000         595,000
    10/83      Orlando J. Y. Parkway                                  383,000       1,512,000        227,000         622,000
    9/83       Southington                                            124,000       1,233,000        234,000         546,000
    4/83       Vailsgate                                              103,000         990,000        321,000         505,000
    6/83       Ventura                                                658,000       1,734,000         54,000         583,000
    9/83       Southhampton                                           331,000       1,738,000        472,000         806,000
    9/83       Webster/Keystone                                       449,000       1,688,000        614,000         813,000
    9/83       Dover                                                  107,000       1,462,000        310,000         627,000
    9/83       Newcastle                                              227,000       2,163,000        279,000         817,000
    9/83       Newark                                                 208,000       2,031,000        150,000         746,000
    9/83       Langhorne                                              263,000       3,549,000        219,000       1,445,000
    8/83       Hobart                                                 215,000       1,491,000        412,000         838,000
    9/83       Ft. Wayne/W. Coliseum                                  160,000       1,395,000         53,000         535,000
    9/83       Ft. Wayne/Bluffton                                      88,000         675,000        116,000         285,000
    11/83      Aurora                                                 505,000         758,000        193,000         341,000
    11/83      Campbell                                             1,379,000       1,849,000       (664,000)        474,000
    11/83      Col Springs/Ed  (Coulter)                              471,000       1,640,000         19,000         554,000
    11/83      Col Springs/Mv  (Coulter)                              320,000       1,036,000        115,000         441,000
    11/83      Thorton (Coulter)                                      418,000       1,400,000         16,000         536,000
    11/83      Oklahoma City   (Coulter)                              454,000       1,030,000        605,000         620,000
    11/83      Tucson (Coulter)                                       343,000         778,000        454,000         420,000
    11/83      Webster/Nasa                                         1,570,000       2,457,000        972,000       1,372,000
    12/83      Charlotte                                              165,000       1,274,000        320,000         442,000
    12/83      Greensboro/Market                                      214,000       1,653,000        473,000         794,000
    12/83      Greensboro/Electra                                     112,000         869,000        248,000         382,000
    1/83       Raleigh/Yonkers                                        203,000         914,000        361,000         425,000
    12/83      Columbia                                               171,000       1,318,000        442,000         492,000
    12/83      Richmond                                               176,000       1,360,000        318,000         468,000
    12/83      Augusta                                                 97,000         747,000        240,000         324,000
    4/84       Providence                                              92,000       1,087,000        313,000         423,000
    1/85       Cranston                                               175,000         722,000        272,000         267,000
    3/84       Marrietta/Cobb                                          73,000         542,000        223,000         259,000
    1/84       Fremont/Albrae                                         636,000       1,659,000        417,000         532,000
    12/83      Tacoma                                                 553,000       1,173,000        341,000         487,000
    1/84       Belton                                                 175,000         858,000        458,000         378,000



                                                            Gross Carrying Amount
                                                            At December 31, 1999
    Date                                           ----------------------------------------     Accumulated
  Acquired                Description               Land         Buildings         Total       Depreciation
-------------------------------------------------------------------------------------------------------------
STORAGE FACILITIES
    1/83       Platte                                409,000      1,589,000       1,998,000         823,000
    5/83       Delta Drive                            68,000        851,000         919,000         439,000
    12/82      Port/Halsey                           357,000      1,015,000       1,372,000         500,000
    12/82      Sacto/Folsom                          396,000      1,215,000       1,611,000         639,000
    1/83       Semoran                               442,000      2,726,000       3,168,000       1,428,000
    3/83       Blackwood                             213,000      2,290,000       2,503,000       1,176,000
    10/83      Orlando J. Y. Parkway                 383,000      2,361,000       2,744,000       1,196,000
    9/83       Southington                           123,000      2,014,000       2,137,000         978,000
    4/83       Vailsgate                             103,000      1,816,000       1,919,000         902,000
    6/83       Ventura                               658,000      2,371,000       3,029,000       1,231,000
    9/83       Southhampton                          331,000      3,016,000       3,347,000       1,558,000
    9/83       Webster/Keystone                      449,000      3,115,000       3,564,000       1,605,000
    9/83       Dover                                 107,000      2,399,000       2,506,000       1,198,000
    9/83       Newcastle                             227,000      3,259,000       3,486,000       1,661,000
    9/83       Newark                                208,000      2,927,000       3,135,000       1,480,000
    9/83       Langhorne                             263,000      5,213,000       5,476,000       2,591,000
    8/83       Hobart                                215,000      2,741,000       2,956,000       1,276,000
    9/83       Ft. Wayne/W. Coliseum                 160,000      1,983,000       2,143,000         993,000
    9/83       Ft. Wayne/Bluffton                     88,000      1,076,000       1,164,000         534,000
    11/83      Aurora                                505,000      1,292,000       1,797,000         657,000
    11/83      Campbell                            1,379,000      1,659,000       3,038,000         803,000
    11/83      Col Springs/Ed  (Coulter)             471,000      2,213,000       2,684,000       1,169,000
    11/83      Col Springs/Mv  (Coulter)             320,000      1,592,000       1,912,000         818,000
    11/83      Thorton (Coulter)                     418,000      1,952,000       2,370,000       1,007,000
    11/83      Oklahoma City   (Coulter)             454,000      2,255,000       2,709,000       1,165,000
    11/83      Tucson (Coulter)                      343,000      1,652,000       1,995,000         829,000
    11/83      Webster/Nasa                        1,571,000      4,800,000       6,371,000       2,489,000
    12/83      Charlotte                             165,000      2,036,000       2,201,000       1,067,000
    12/83      Greensboro/Market                     214,000      2,920,000       3,134,000       1,474,000
    12/83      Greensboro/Electra                    112,000      1,499,000       1,611,000         765,000
    1/83       Raleigh/Yonkers                       203,000      1,700,000       1,903,000         889,000
    12/83      Columbia                              171,000      2,252,000       2,423,000       1,188,000
    12/83      Richmond                              176,000      2,146,000       2,322,000       1,106,000
    12/83      Augusta                                97,000      1,311,000       1,408,000         670,000
    4/84       Providence                             92,000      1,823,000       1,915,000         934,000
    1/85       Cranston                              175,000      1,261,000       1,436,000         639,000
    3/84       Marrietta/Cobb                         73,000      1,024,000       1,097,000         516,000
    1/84       Fremont/Albrae                        636,000      2,608,000       3,244,000       1,405,000
    12/83      Tacoma                                553,000      2,001,000       2,554,000       1,026,000
    1/84       Belton                                175,000      1,694,000       1,869,000         897,000

                                                                                                                 Adjustments
                                                                                                                  Resulting
                                                                                                                    from
                                                                         Initial Cost               Costs            the
                                                                    ---------------------------                  Acquisition
    Date                                                                          Buildings &     Subsequent     of Minority
  Acquired                Description             Encumbrances        Land       Improvements   to Acquisition    interests
---------------------------------------------------------------------------------------------------------------------------------
STORAGE FACILITIES
    1/84       Gladstone                                              275,000       1,799,000        374,000         640,000
    1/84       Hickman/112                                            257,000       1,848,000        382,000         618,000
    1/84       Holmes                                                 289,000       1,333,000        240,000         455,000
    1/84       Independence                                           221,000       1,848,000        267,000         609,000
    1/84       Merriam                                                255,000       1,469,000        323,000         480,000
    1/84       Olathe                                                 107,000         992,000        270,000         361,000
    1/84       Shawnee                                                205,000       1,420,000        337,000         502,000
    1/84       Topeka                                                  75,000       1,049,000        195,000         356,000
    2/84       Unicorn/Knoxville                                      662,000       1,887,000        421,000         692,000
    2/84       Central/Knoxville                                      449,000       1,281,000        242,000         455,000
    3/84       Manassas                                               320,000       1,556,000        325,000         553,000
    3/84       Pico Rivera                                            743,000         807,000        302,000         321,000
    5/84       Raleigh/Departure                                      302,000       2,484,000        412,000         788,000
    4/84       Milwaukee/Oregon                                       289,000         584,000        225,000         311,000
    7/84       Trevose/Old Lincoln                                    421,000       1,749,000        347,000         582,000
    5/84       Virginia Beach                                         509,000       2,121,000        598,000         776,000
    5/84       Philadelphia/Grant                                   1,041,000       3,262,000        400,000         971,000
    6/84       Lorton                                                 435,000       2,040,000        461,000         682,000
    6/84       Baltimore                                              382,000       1,793,000        531,000         634,000
    6/84       Laurel                                                 501,000       2,349,000        611,000         824,000
    6/84       Delran                                                 279,000       1,472,000        237,000         573,000
    5/84       Garland                                                356,000         844,000        185,000         360,000
    6/84       Orange Blossom                                         226,000         924,000        179,000         398,000
    6/84       Safe Place (Cincinnati)                                402,000       1,573,000        444,000         672,000
    6/84       Safe Place (Florence)                                  185,000         740,000        319,000         376,000
    8/84       Medley                                                 584,000       1,016,000        298,000         464,000
    8/84       Oklahoma City                                          340,000       1,310,000        357,000         652,000
    8/84       Newport News                                           356,000       2,395,000        528,000       1,013,000
    8/84       Kaplan (Irving)                                        677,000       1,592,000        320,000         639,000
    8/84       Kaplan (Walnut Hill)                                   971,000       2,359,000        602,000       1,041,000
    9/84       Cockrell Hill                                          380,000         913,000        994,000         675,000
    11/84      Omaha                                                  109,000         806,000        402,000         399,000
    12/84      Austin (Ben White)                                     325,000         474,000        184,000        (274,000)
    12/84      Austin (Lamar)                                         643,000         947,000        334,000         443,000
    12/84      Pompano                                                399,000       1,386,000        454,000         698,000
    12/84      Fort Worth                                             122,000         928,000         (3,000)        303,000
    11/84      Hialeah                                                886,000       1,784,000        234,000         672,000
    12/84      Montgomeryville                                        215,000       2,085,000        252,000         776,000
    1/85       Bossier City                                           184,000       1,542,000        267,000         656,000
    2/85       Simi Valley                                            737,000       1,389,000        248,000         520,000
    3/85       Chattanooga                                            202,000       1,573,000        303,000         683,000



                                                                 Gross Carrying Amount
                                                                 At December 31, 1999
    Date                                                ----------------------------------------     Accumulated
  Acquired                Description                    Land         Buildings         Total       Depreciation
------------------------------------------------------------------------------------------------------------------
STORAGE FACILITIES
    1/84       Gladstone                                  275,000      2,813,000       3,088,000       1,425,000
    1/84       Hickman/112                                257,000      2,848,000       3,105,000       1,475,000
    1/84       Holmes                                     289,000      2,028,000       2,317,000       1,040,000
    1/84       Independence                               221,000      2,724,000       2,945,000       1,407,000
    1/84       Merriam                                    255,000      2,272,000       2,527,000       1,164,000
    1/84       Olathe                                     107,000      1,623,000       1,730,000         828,000
    1/84       Shawnee                                    205,000      2,259,000       2,464,000       1,156,000
    1/84       Topeka                                      75,000      1,600,000       1,675,000         816,000
    2/84       Unicorn/Knoxville                          662,000      3,000,000       3,662,000       1,543,000
    2/84       Central/Knoxville                          449,000      1,978,000       2,427,000       1,015,000
    3/84       Manassas                                   320,000      2,434,000       2,754,000       1,241,000
    3/84       Pico Rivera                                743,000      1,430,000       2,173,000         772,000
    5/84       Raleigh/Departure                          302,000      3,684,000       3,986,000       1,890,000
    4/84       Milwaukee/Oregon                           289,000      1,120,000       1,409,000         553,000
    7/84       Trevose/Old Lincoln                        421,000      2,678,000       3,099,000       1,353,000
    5/84       Virginia Beach                             499,000      3,505,000       4,004,000       1,744,000
    5/84       Philadelphia/Grant                       1,040,000      4,634,000       5,674,000       2,417,000
    6/84       Lorton                                     435,000      3,183,000       3,618,000       1,642,000
    6/84       Baltimore                                  382,000      2,958,000       3,340,000       1,517,000
    6/84       Laurel                                     501,000      3,784,000       4,285,000       1,936,000
    6/84       Delran                                     279,000      2,282,000       2,561,000       1,103,000
    5/84       Garland                                    356,000      1,389,000       1,745,000         661,000
    6/84       Orange Blossom                             226,000      1,501,000       1,727,000         723,000
    6/84       Safe Place (Cincinnati)                    402,000      2,689,000       3,091,000       1,302,000
    6/84       Safe Place (Florence)                      185,000      1,435,000       1,620,000         700,000
    8/84       Medley                                     584,000      1,778,000       2,362,000         862,000
    8/84       Oklahoma City                              340,000      2,319,000       2,659,000       1,106,000
    8/84       Newport News                               356,000      3,936,000       4,292,000       1,886,000
    8/84       Kaplan (Irving)                            677,000      2,551,000       3,228,000       1,235,000
    8/84       Kaplan (Walnut Hill)                       971,000      4,002,000       4,973,000       1,899,000
    9/84       Cockrell Hill                              380,000      2,582,000       2,962,000       1,270,000
    11/84      Omaha                                      109,000      1,607,000       1,716,000         808,000
    12/84      Austin (Ben White)                         211,000        498,000         709,000         243,000
    12/84      Austin (Lamar)                             643,000      1,724,000       2,367,000         808,000
    12/84      Pompano                                    399,000      2,538,000       2,937,000       1,184,000
    12/84      Fort Worth                                 122,000      1,228,000       1,350,000         593,000
    11/84      Hialeah                                    886,000      2,690,000       3,576,000       1,299,000
    12/84      Montgomeryville                            215,000      3,113,000       3,328,000       1,466,000
    1/85       Bossier City                               184,000      2,465,000       2,649,000       1,155,000
    2/85       Simi Valley                                737,000      2,157,000       2,894,000       1,030,000
    3/85       Chattanooga                                202,000      2,559,000       2,761,000       1,170,000

                                                                                                                 Adjustments
                                                                                                                  Resulting
                                                                                                                    from
                                                                         Initial Cost               Costs            the
                                                                    ---------------------------                  Acquisition
    Date                                                                          Buildings &     Subsequent     of Minority
  Acquired                Description             Encumbrances        Land       Improvements   to Acquisition    interests
----------------------------------------------------------------------------------------------------------------------------------
STORAGE FACILITIES
    2/85       Hurst                                                  231,000       1,220,000        183,000         480,000
    3/85       Portland                                               285,000         941,000        184,000         438,000
    5/85       Longwood                                               355,000       1,645,000        217,000         669,000
    3/85       Fern Park                                              144,000       1,107,000        179,000         432,000
    3/85       Fairfield                                              338,000       1,187,000        336,000         527,000
    4/85       Laguna Hills                                         1,224,000       3,303,000        345,000       1,213,000
    7/85       Columbus (Morse Rd.)                                   195,000       1,510,000        211,000         670,000
    7/85       Columbus (Kenney Rd.)                                  199,000       1,531,000        257,000         598,000
    5/85       Columbus (Busch Blvd.)                                 202,000       1,559,000        238,000         592,000
    5/85       Columbus (Kinnear Rd.)                                 241,000       1,865,000        220,000         771,000
    6/85       Grove City/ Marlane Drive                              150,000       1,157,000        231,000         471,000
    6/85       Reynoldsburg                                           204,000       1,568,000        222,000         598,000
    5/85       Worthington                                            221,000       1,824,000        217,000         709,000
    7/85       Westerville                                            199,000       1,517,000        281,000         620,000
    5/85       Arlington                                              201,000       1,497,000        262,000         618,000
    7/85       Springfield                                             90,000         699,000        169,000         332,000
    7/85       Dayton (Needmore Road)                                 144,000       1,108,000        275,000         460,000
    7/85       Dayton (Executive Blvd.)                               160,000       1,207,000        295,000         569,000
    7/85       Lilburn                                                331,000         969,000        150,000         424,000
    4/85       Austin/ S. First                                       778,000       1,282,000        221,000         205,000
    4/85       Cincinnati/ E. Kemper                                  232,000       1,573,000        232,000         183,000
    4/85       Cincinnati/ Colerain                                   253,000       1,717,000        260,000         205,000
    4/85       Florence/ Tanner Lane                                  218,000       1,477,000        281,000         174,000
    5/85       Tacoma/ Phillips Rd.                                   396,000       1,204,000        182,000         173,000
    5/85       Milwaukie/ Mcloughlin II                               458,000         742,000        275,000         224,000
    7/85       San Diego/ Kearny Mesa Rd                              783,000       1,750,000        308,000         207,000
    5/85       Manchester/ S. Willow II                               371,000       2,129,000       (229,000)        202,000
    6/85       N. Hollywood/ Raymer                                   967,000         848,000        243,000         127,000
    7/85       Scottsdale/ 70th St                                    632,000       1,368,000        194,000         163,000
    7/85       Concord/ Hwy 29                                        150,000         750,000        226,000         218,000
    10/85      N. Hollywood/ Whitsett  (A)                          1,524,000       2,576,000        275,000         364,000
    10/85      Portland/ SE 82nd St                                   354,000         496,000        244,000         117,000
    9/85       Madison/ Copps Ave.                                    450,000       1,150,000        331,000         158,000
    9/85       Columbus/ Sinclair                                     307,000         893,000        168,000         156,000
    9/85       Philadelphia/ Tacony St                                118,000       1,782,000        158,000         223,000
    10/85      Perrysburg/ Helen Dr.                                  110,000       1,590,000       (137,000)        141,000
    10/85      Columbus/ Ambleside                                    124,000       1,526,000       (179,000)        156,000
    10/85      Indianapolis/ Pike Place                               229,000       1,531,000        204,000         182,000
    10/85      Indianapolis/ Beach Grove                              198,000       1,342,000        191,000         158,000
    10/85      Hartford/ Roberts                                      219,000       1,481,000        356,000         235,000
    10/85      Wichita/ S. Rock Rd.                                   501,000       1,478,000        (19,000)        214,000



                                                                Gross Carrying Amount
                                                                At December 31, 1999
    Date                                               ----------------------------------------     Accumulated
  Acquired                Description                   Land         Buildings         Total       Depreciation
-----------------------------------------------------------------------------------------------------------------
STORAGE FACILITIES
    2/85       Hurst                                     231,000      1,883,000       2,114,000         875,000
    3/85       Portland                                  285,000      1,563,000       1,848,000         722,000
    5/85       Longwood                                  355,000      2,531,000       2,886,000       1,161,000
    3/85       Fern Park                                 144,000      1,718,000       1,862,000         802,000
    3/85       Fairfield                                 338,000      2,050,000       2,388,000         934,000
    4/85       Laguna Hills                            1,224,000      4,861,000       6,085,000       2,272,000
    7/85       Columbus (Morse Rd.)                      195,000      2,391,000       2,586,000       1,045,000
    7/85       Columbus (Kenney Rd.)                     199,000      2,386,000       2,585,000       1,075,000
    5/85       Columbus (Busch Blvd.)                    202,000      2,389,000       2,591,000       1,087,000
    5/85       Columbus (Kinnear Rd.)                    241,000      2,856,000       3,097,000       1,267,000
    6/85       Grove City/ Marlane Drive                 150,000      1,859,000       2,009,000         845,000
    6/85       Reynoldsburg                              204,000      2,388,000       2,592,000       1,092,000
    5/85       Worthington                               221,000      2,750,000       2,971,000       1,240,000
    7/85       Westerville                               199,000      2,418,000       2,617,000       1,096,000
    5/85       Arlington                                 201,000      2,377,000       2,578,000       1,073,000
    7/85       Springfield                                90,000      1,200,000       1,290,000         546,000
    7/85       Dayton (Needmore Road)                    144,000      1,843,000       1,987,000         849,000
    7/85       Dayton (Executive Blvd.)                  159,000      2,072,000       2,231,000         943,000
    7/85       Lilburn                                   330,000      1,544,000       1,874,000         684,000
    4/85       Austin/ S. First                          778,000      1,708,000       2,486,000         928,000
    4/85       Cincinnati/ E. Kemper                     232,000      1,988,000       2,220,000       1,092,000
    4/85       Cincinnati/ Colerain                      253,000      2,182,000       2,435,000       1,203,000
    4/85       Florence/ Tanner Lane                     218,000      1,932,000       2,150,000       1,062,000
    5/85       Tacoma/ Phillips Rd.                      396,000      1,559,000       1,955,000         840,000
    5/85       Milwaukie/ Mcloughlin II                  458,000      1,241,000       1,699,000         644,000
    7/85       San Diego/ Kearny Mesa Rd                 783,000      2,265,000       3,048,000       1,273,000
    5/85       Manchester/ S. Willow II                  371,000      2,102,000       2,473,000       1,157,000
    6/85       N. Hollywood/ Raymer                      967,000      1,218,000       2,185,000         679,000
    7/85       Scottsdale/ 70th St                       632,000      1,725,000       2,357,000         940,000
    7/85       Concord/ Hwy 29                           150,000      1,194,000       1,344,000         633,000
    10/85      N. Hollywood/ Whitsett  (A)             1,524,000      3,215,000       4,739,000       1,690,000
    10/85      Portland/ SE 82nd St                      354,000        857,000       1,211,000         482,000
    9/85       Madison/ Copps Ave.                       450,000      1,639,000       2,089,000         881,000
    9/85       Columbus/ Sinclair                        307,000      1,217,000       1,524,000         633,000
    9/85       Philadelphia/ Tacony St                   118,000      2,163,000       2,281,000       1,153,000
    10/85      Perrysburg/ Helen Dr.                     110,000      1,594,000       1,704,000         856,000
    10/85      Columbus/ Ambleside                       124,000      1,503,000       1,627,000         796,000
    10/85      Indianapolis/ Pike Place                  229,000      1,917,000       2,146,000       1,018,000
    10/85      Indianapolis/ Beach Grove                 198,000      1,691,000       1,889,000         891,000
    10/85      Hartford/ Roberts                         219,000      2,072,000       2,291,000       1,056,000
    10/85      Wichita/ S. Rock Rd.                      642,000      1,532,000       2,174,000         794,000

                                                                                                                 Adjustments
                                                                                                                  Resulting
                                                                                                                    from
                                                                         Initial Cost               Costs            the
                                                                    ---------------------------                  Acquisition
    Date                                                                          Buildings &     Subsequent     of Minority
  Acquired                Description             Encumbrances        Land       Improvements   to Acquisition    interests
----------------------------------------------------------------------------------------------------------------------------------
STORAGE FACILITIES
    10/85      Wichita/ E. Harry                                      313,000       1,050,000        (42,000)        156,000
    10/85      Wichita/ S. Woodlawn                                   263,000         905,000        (56,000)        126,000
    10/85      Wichita/ E. Kellogg                                    185,000         658,000        (98,000)         84,000
    10/85      Wichita/ S. Tyler                                      294,000       1,004,000         47,000         139,000
    10/85      Wichita/ W. Maple                                      234,000         805,000       (141,000)        109,000
    10/85      Wichita/ Carey Lane                                    192,000         674,000        (90,000)        123,000
    10/85      Wichita/ E. Macarthur                                  220,000         775,000       (155,000)         98,000
    10/85      Joplin/ S. Range Line                                  264,000         904,000        (66,000)        150,000
    12/85      Milpitas                                             1,623,000       1,577,000        287,000         192,000
    12/85      Pleasanton/ Santa Rita  (A)                          1,226,000       2,078,000        313,000         255,000
    7/88       Fort Wayne                                             101,000       1,524,000         (4,000)        144,000
    10/85      San Antonio/ Wetmore Rd.                               306,000       1,079,000        391,000          57,000
    10/85      San Antonio/ Callaghan                                 288,000       1,016,000        329,000          33,000
    10/85      San Antonio/ Zarzamora                                 364,000       1,281,000        404,000          14,000
    10/85      San Antonio/ Hackberry                                 388,000       1,367,000        358,000          24,000
    10/85      San Antonio/ Fredericksburg                            287,000       1,009,000        352,000          49,000
    10/85      Dallas/ S. Westmoreland                                474,000       1,670,000        154,000          68,000
    10/85      Dallas/ Alvin St.                                      359,000       1,266,000        152,000          55,000
    10/85      Fort Worth/ W. Beach St.                               356,000       1,252,000        151,000          30,000
    10/85      Fort Worth/ E. Seminary                                382,000       1,346,000        173,000          22,000
    10/85      Fort Worth/ Cockrell St.                               323,000       1,136,000        157,000          36,000
    11/85      Everett/ Evergreen                                     706,000       2,294,000        440,000          75,000
    11/85      Seattle/ Empire Way                                  1,652,000       5,348,000        572,000         112,000
    12/85      Amherst/ Niagra Falls                                  132,000         701,000        208,000          53,000
    12/85      West Sams Blvd.                                        164,000       1,159,000       (294,000)         52,000
    3/86       Jacksonville/ Wiley                                    140,000         510,000        225,000          41,000
    12/85      MacArthur Rd.                                          204,000       1,628,000        143,000          20,000
    2/86       Costa Mesa/ Pomona                                   1,405,000       1,520,000        327,000          27,000
    12/85      Brockton/ Main                                         153,000       2,020,000       (257,000)         35,000
    1/86       Mapleshade/ Rudderow                                   362,000       1,811,000        226,000          56,000
    1/86       Bordentown/ Groveville                                 196,000         981,000        130,000          50,000
    12/85      Eatontown/ Hwy 35                                      308,000       4,067,000        413,000          86,000
    2/86       Brea/ Imperial Hwy                                   1,069,000       2,165,000        331,000          67,000
    12/85      Denver/ Leetsdale                                      603,000         847,000        187,000          27,000
    2/86       Skokie/ McCormick                                      638,000       1,912,000        224,000          30,000
    1/86       Sun Valley/ Sheldon                                    544,000       1,836,000        326,000          33,000
    3/86       St. Louis/ Forder                                      517,000       1,133,000        251,000          21,000
    1/86       Las Vegas/ Highland                                    432,000         848,000        217,000          29,000
    5/86       Westlake Village                                     1,205,000         995,000        210,000           8,000
    2/86       Colorado Springs/ Sinton                               535,000       1,115,000        175,000          58,000
    2/86       Oklahoma City/ Penn                                    146,000         829,000        140,000          39,000



                                                                 Gross Carrying Amount
                                                                 At December 31, 1999
    Date                                                ----------------------------------------     Accumulated
  Acquired                Description                    Land         Buildings         Total       Depreciation
------------------------------------------------------------------------------------------------------------------
STORAGE FACILITIES
    10/85      Wichita/ E. Harry                          313,000      1,164,000       1,477,000         642,000
    10/85      Wichita/ S. Woodlawn                       263,000        975,000       1,238,000         531,000
    10/85      Wichita/ E. Kellogg                        185,000        644,000         829,000         346,000
    10/85      Wichita/ S. Tyler                          294,000      1,190,000       1,484,000         714,000
    10/85      Wichita/ W. Maple                          234,000        773,000       1,007,000         393,000
    10/85      Wichita/ Carey Lane                        192,000        707,000         899,000         355,000
    10/85      Wichita/ E. Macarthur                      220,000        718,000         938,000         376,000
    10/85      Joplin/ S. Range Line                      264,000        988,000       1,252,000         575,000
    12/85      Milpitas                                 1,623,000      2,056,000       3,679,000       1,092,000
    12/85      Pleasanton/ Santa Rita  (A)              1,226,000      2,646,000       3,872,000       1,380,000
    7/88       Fort Wayne                                 101,000      1,664,000       1,765,000         728,000
    10/85      San Antonio/ Wetmore Rd.                   306,000      1,527,000       1,833,000         849,000
    10/85      San Antonio/ Callaghan                     288,000      1,378,000       1,666,000         787,000
    10/85      San Antonio/ Zarzamora                     364,000      1,699,000       2,063,000         955,000
    10/85      San Antonio/ Hackberry                     388,000      1,749,000       2,137,000         988,000
    10/85      San Antonio/ Fredericksburg                287,000      1,410,000       1,697,000         812,000
    10/85      Dallas/ S. Westmoreland                    474,000      1,892,000       2,366,000       1,074,000
    10/85      Dallas/ Alvin St.                          359,000      1,473,000       1,832,000         832,000
    10/85      Fort Worth/ W. Beach St.                   356,000      1,433,000       1,789,000         821,000
    10/85      Fort Worth/ E. Seminary                    382,000      1,541,000       1,923,000         887,000
    10/85      Fort Worth/ Cockrell St.                   323,000      1,329,000       1,652,000         763,000
    11/85      Everett/ Evergreen                         706,000      2,809,000       3,515,000       1,676,000
    11/85      Seattle/ Empire Way                      1,652,000      6,032,000       7,684,000       3,488,000
    12/85      Amherst/ Niagra Falls                      132,000        962,000       1,094,000         569,000
    12/85      West Sams Blvd.                            164,000        917,000       1,081,000         529,000
    3/86       Jacksonville/ Wiley                        140,000        776,000         916,000         432,000
    12/85      MacArthur Rd.                              204,000      1,791,000       1,995,000       1,030,000
    2/86       Costa Mesa/ Pomona                       1,405,000      1,874,000       3,279,000       1,079,000
    12/85      Brockton/ Main                             153,000      1,798,000       1,951,000       1,045,000
    1/86       Mapleshade/ Rudderow                       362,000      2,093,000       2,455,000       1,178,000
    1/86       Bordentown/ Groveville                     196,000      1,161,000       1,357,000         643,000
    12/85      Eatontown/ Hwy 35                          308,000      4,566,000       4,874,000       2,599,000
    2/86       Brea/ Imperial Hwy                       1,069,000      2,563,000       3,632,000       1,465,000
    12/85      Denver/ Leetsdale                          603,000      1,061,000       1,664,000         614,000
    2/86       Skokie/ McCormick                          638,000      2,166,000       2,804,000       1,210,000
    1/86       Sun Valley/ Sheldon                        544,000      2,195,000       2,739,000       1,253,000
    3/86       St. Louis/ Forder                          517,000      1,405,000       1,922,000         789,000
    1/86       Las Vegas/ Highland                        432,000      1,094,000       1,526,000         625,000
    5/86       Westlake Village                         1,205,000      1,213,000       2,418,000         691,000
    2/86       Colorado Springs/ Sinton                   535,000      1,348,000       1,883,000         742,000
    2/86       Oklahoma City/ Penn                        146,000      1,008,000       1,154,000         561,000

                                                                                                                 Adjustments
                                                                                                                  Resulting
                                                                                                                    from
                                                                         Initial Cost               Costs            the
                                                                    ---------------------------                  Acquisition
    Date                                                                          Buildings &     Subsequent     of Minority
  Acquired                Description             Encumbrances        Land       Improvements   to Acquisition    interests
----------------------------------------------------------------------------------------------------------------------------------
STORAGE FACILITIES
    2/86       Oklahoma City/ 39th Expressway                         238,000         812,000        279,000          43,000
    4/86       Reno/ Telegraph                                        649,000       1,051,000        434,000         109,000
    7/86       Colorado Springs/ Hollow Tree                          574,000         726,000        230,000          22,000
    4/86       St. Louis/Kirkham                                      199,000       1,001,000        193,000         (11,000)
    4/86       St. Louis/Reavis                                       192,000         958,000        196,000         (17,000)
    4/86       Fort Worth/East Loop                                   196,000         804,000        212,000          10,000
    6/86       Richland Hills                                         543,000         857,000        420,000         (25,000)
    5/86       Sacramento/Franklin Blvd.                              872,000         978,000        461,000         (66,000)
    6/86       West Valley/So. 3600                                   208,000       1,552,000        365,000        (179,000)
    7/86       West LA/Purdue Ave.                                  2,415,000       3,585,000        241,000         (54,000)
    7/86       Capital Heights/Central Ave.                           649,000       3,851,000        280,000         (85,000)
    10/86      Peralta/Fremont                                        851,000       1,074,000        272,000         (15,000)
    7/86       Pontiac/Dixie Hwy.                                     259,000       2,091,000         39,000         (22,000)
    8/86       Laurel/Ft. Meade Rd.                                   475,000       1,475,000        204,000          25,000
    9/86       Kansas City/S. 44th.                                   509,000       1,906,000        456,000         (60,000)
    10/86      Birmingham/Highland                                     89,000         786,000        207,000          63,000
    10/86      Birmingham/Riverchase                                  262,000       1,338,000        357,000          26,000
    10/86      Birmingham/Eastwood                                    166,000       1,184,000        211,000          64,000
    10/86      Birmingham/Forestdale                                  152,000         948,000        152,000          87,000
    10/86      Birmingham/Centerpoint                                 265,000       1,305,000        234,000         (11,000)
    10/86      Birmingham/Roebuck Plaza                               101,000         399,000        243,000         207,000
    10/86      Birmingham/Greensprings                                347,000       1,173,000        289,000        (304,000)
    10/86      Birmingham/Hoover-Lorna                                372,000       1,128,000        324,000        (108,000)
    10/86      Midfield/Bessemer                                      170,000         355,000        272,000        (119,000)
    10/86      Huntsville/Leeman Ferry Rd.                            158,000         992,000        233,000          88,000
    10/86      Huntsville/Drake                                       253,000       1,172,000        224,000           1,000
    10/86      Anniston/Whiteside                                      59,000         566,000        171,000          44,000
    10/86      Houston/Glenvista                                      595,000       1,043,000        492,000         (78,000)
    10/86      Houston/I-45                                           704,000       1,146,000        729,000         (55,000)
    10/86      Houston/Rogerdale                                    1,631,000       2,792,000        454,000          70,000
    10/86      Houston/Gessner                                      1,032,000       1,693,000        836,000        (133,000)
    10/86      Houston/Richmond-Fairdale                            1,502,000       2,506,000        863,000         (36,000)
    10/86      Houston/Gulfton                                      1,732,000       3,036,000        858,000          29,000
    10/86      Houston/Westpark                                       503,000         854,000        145,000          63,000
    10/86      Jonesboro                                              157,000         718,000        188,000          38,000
    9/86       Lakewood/W. 6th Ave.                                 1,070,000       3,155,000        479,000       1,027,000
    10/86      Pilgrim/Houston/Loop 610                             1,299,000       3,491,000        927,000       1,366,000
    10/86      Pilgrim/Houston/S.W. Freeway                           904,000       2,319,000        539,000         920,000
    10/86      Pilgrim/Houston/FM 1960                                719,000       1,987,000          2,000         609,000
    10/86      Pilgrim/Houston/Old Katy Rd.                         1,365,000       3,431,000        918,000       1,274,000
    10/86      Pilgrim/Houston/Long Point                             451,000       1,187,000        469,000         563,000



                                                               Gross Carrying Amount
                                                               At December 31, 1999
    Date                                              ----------------------------------------     Accumulated
  Acquired                Description                  Land         Buildings         Total       Depreciation
----------------------------------------------------------------------------------------------------------------
STORAGE FACILITIES
    2/86       Oklahoma City/ 39th Expressway           238,000      1,134,000       1,372,000         631,000
    4/86       Reno/ Telegraph                          649,000      1,594,000       2,243,000         898,000
    7/86       Colorado Springs/ Hollow Tree            574,000        978,000       1,552,000         542,000
    4/86       St. Louis/Kirkham                        199,000      1,183,000       1,382,000         677,000
    4/86       St. Louis/Reavis                         192,000      1,137,000       1,329,000         659,000
    4/86       Fort Worth/East Loop                     196,000      1,026,000       1,222,000         569,000
    6/86       Richland Hills                           543,000      1,252,000       1,795,000         763,000
    5/86       Sacramento/Franklin Blvd.                872,000      1,373,000       2,245,000         815,000
    6/86       West Valley/So. 3600                     208,000      1,738,000       1,946,000       1,010,000
    7/86       West LA/Purdue Ave.                    2,416,000      3,771,000       6,187,000       2,152,000
    7/86       Capital Heights/Central Ave.             649,000      4,046,000       4,695,000       2,313,000
    10/86      Peralta/Fremont                          851,000      1,331,000       2,182,000         749,000
    7/86       Pontiac/Dixie Hwy.                       259,000      2,108,000       2,367,000       1,198,000
    8/86       Laurel/Ft. Meade Rd.                     475,000      1,704,000       2,179,000         952,000
    9/86       Kansas City/S. 44th.                     509,000      2,302,000       2,811,000       1,348,000
    10/86      Birmingham/Highland                      150,000        995,000       1,145,000         558,000
    10/86      Birmingham/Riverchase                    278,000      1,705,000       1,983,000       1,014,000
    10/86      Birmingham/Eastwood                      232,000      1,393,000       1,625,000         794,000
    10/86      Birmingham/Forestdale                    190,000      1,149,000       1,339,000         638,000
    10/86      Birmingham/Centerpoint                   273,000      1,520,000       1,793,000         852,000
    10/86      Birmingham/Roebuck Plaza                 340,000        610,000         950,000         357,000
    10/86      Birmingham/Greensprings                   16,000      1,489,000       1,505,000         838,000
    10/86      Birmingham/Hoover-Lorna                  266,000      1,450,000       1,716,000         804,000
    10/86      Midfield/Bessemer                         95,000        583,000         678,000         333,000
    10/86      Huntsville/Leeman Ferry Rd.              198,000      1,273,000       1,471,000         742,000
    10/86      Huntsville/Drake                         248,000      1,402,000       1,650,000         777,000
    10/86      Anniston/Whiteside                       107,000        733,000         840,000         431,000
    10/86      Houston/Glenvista                        595,000      1,457,000       2,052,000         862,000
    10/86      Houston/I-45                             704,000      1,820,000       2,524,000       1,174,000
    10/86      Houston/Rogerdale                      1,631,000      3,316,000       4,947,000       1,824,000
    10/86      Houston/Gessner                        1,032,000      2,396,000       3,428,000       1,411,000
    10/86      Houston/Richmond-Fairdale              1,502,000      3,333,000       4,835,000       1,988,000
    10/86      Houston/Gulfton                        1,732,000      3,923,000       5,655,000       2,407,000
    10/86      Houston/Westpark                         503,000      1,062,000       1,565,000         572,000
    10/86      Jonesboro                                157,000        944,000       1,101,000         530,000
    9/86       Lakewood/W. 6th Ave.                   1,070,000      4,661,000       5,731,000       2,093,000
    10/86      Pilgrim/Houston/Loop 610               1,299,000      5,784,000       7,083,000       2,573,000
    10/86      Pilgrim/Houston/S.W. Freeway             904,000      3,778,000       4,682,000       1,632,000
    10/86      Pilgrim/Houston/FM 1960                  661,000      2,656,000       3,317,000       1,169,000
    10/86      Pilgrim/Houston/Old Katy Rd.           1,365,000      5,623,000       6,988,000       2,497,000
    10/86      Pilgrim/Houston/Long Point               451,000      2,219,000       2,670,000       1,047,000

                                                                                                                 Adjustments
                                                                                                                  Resulting
                                                                                                                    from
                                                                         Initial Cost               Costs            the
                                                                    ---------------------------                  Acquisition
    Date                                                                          Buildings &     Subsequent     of Minority
  Acquired                Description             Encumbrances        Land       Improvements   to Acquisition    interests
----------------------------------------------------------------------------------------------------------------------------------
STORAGE FACILITIES
    10/86      Austin/Red Rooster                                   1,390,000       1,710,000        393,000         672,000
    12/86      Lynnwood/196th SW                                    1,063,000       1,602,000        314,000         571,000
    12/86      Auburn/Auburn Way North                                606,000       1,144,000        325,000         533,000
    12/86      Gresham/Burnside                                       351,000       1,056,000        335,000         482,000
    12/86      Denver/Sheridan Rd.                                  1,033,000       2,792,000        589,000       1,007,000
    12/86      Marietta/Cobb Pkwy.                                    536,000       2,764,000        548,000       1,016,000
    12/86      Hillsboro/Tualatin Hwy.                                461,000         574,000        207,000         414,000
    11/86      Arleta/Osborne St.                                     987,000         663,000        230,000         290,000
    4/87       City of Industry/Amar Rd.                              748,000       2,052,000        363,000         702,000
    3/87       Annandale/Ravensworth                                  679,000       1,621,000        185,000         596,000
    5/87       OK City/Hefner                                         459,000         941,000        206,000         417,000
    12/86      San Antonio/Sunset Rd.                               1,206,000       1,594,000        474,000         649,000
    8/86       Hammond/Calumet                                         97,000         751,000        470,000         366,000
    7/86       Portland/Moody                                         663,000       1,637,000        (68,000)        538,000
    7/87       Oakbrook Terrace                                       912,000       2,688,000        628,000         399,000
    10/87      Plantation/S. State Rd.                                924,000       1,801,000        252,000         298,000
    2/88       Anaheim/Lakeview                                       995,000       1,505,000        467,000         256,000
    8/87       San Antonio/Austin Hwy.                                400,000         850,000        182,000         164,000
    10/87      Rockville/Fredrick Rd.                               1,695,000       3,305,000        643,000         519,000
   9/30/95     Whittier                                               215,000         384,000         17,000         720,000
   9/30/95     Van Nuys/Balboa                                        295,000         657,000         31,000       1,245,000
   9/30/95     Huntington Beach                                       176,000         321,000         62,000         739,000
   9/30/95     Monterey Park                           220,000        124,000         346,000         39,000         820,000
   9/30/95     Downey                                                 191,000         317,000         53,000         833,000
   9/30/95     Walnut/Freeway II                                       85,000         346,000         19,000         836,000
   9/30/95     Del Amo                                                474,000         742,000         38,000       1,049,000
   9/30/95     Carson                                                 375,000         735,000         56,000         506,000
   10/1/97     Novato / Landing                                     2,416,000       3,496,000        190,000          50,000
   10/1/97     St. Louis / Lindberg                                   584,000       1,508,000        162,000          23,000
   10/1/97     Oakland/International                                  358,000       1,568,000        156,000          24,000
   10/1/97     Stockton / March Lane                                  663,000       1,398,000         76,000          21,000
   10/1/97     Des Plaines / Golf Rd                                1,363,000       3,093,000        171,000          45,000
   10/1/97     Morton Grove / Wauke                                 2,658,000       3,232,000        114,000          48,000
   10/1/97     Los Angeles / Jefferson                              1,090,000       1,580,000        200,000          24,000
   10/1/97     Los Angeles / Martin                                   869,000       1,152,000         79,000          17,000
   10/1/97     San Leandro / E. 14 St                                 627,000       1,289,000         71,000          19,000
   10/1/97     Tucson / Tanque Verde                                  345,000       1,709,000         95,000          25,000
   10/1/97     Randolph / Warren St                                 2,330,000       1,914,000        393,000          29,000
   10/1/97     Forrestville / Penn.                                 1,056,000       2,347,000        166,000          35,000
   10/1/97     Bridgeport / Wordin                                  4,877,000       2,739,000        475,000          43,000
   10/1/97     North Hollywood/Vine                                   906,000       2,379,000        116,000          35,000



                                                                Gross Carrying Amount
                                                                At December 31, 1999
    Date                                               ----------------------------------------     Accumulated
  Acquired                Description                   Land         Buildings         Total       Depreciation
-----------------------------------------------------------------------------------------------------------------
STORAGE FACILITIES
    10/86      Austin/Red Rooster                      1,390,000      2,775,000       4,165,000       1,189,000
    12/86      Lynnwood/196th SW                       1,063,000      2,487,000       3,550,000       1,060,000
    12/86      Auburn/Auburn Way North                   606,000      2,002,000       2,608,000         885,000
    12/86      Gresham/Burnside                          351,000      1,873,000       2,224,000         780,000
    12/86      Denver/Sheridan Rd.                     1,033,000      4,388,000       5,421,000       1,901,000
    12/86      Marietta/Cobb Pkwy.                       536,000      4,328,000       4,864,000       1,845,000
    12/86      Hillsboro/Tualatin Hwy.                   461,000      1,195,000       1,656,000         528,000
    11/86      Arleta/Osborne St.                        987,000      1,183,000       2,170,000         509,000
    4/87       City of Industry/Amar Rd.                 748,000      3,117,000       3,865,000         765,000
    3/87       Annandale/Ravensworth                     679,000      2,402,000       3,081,000       1,015,000
    5/87       OK City/Hefner                            459,000      1,564,000       2,023,000         634,000
    12/86      San Antonio/Sunset Rd.                  1,207,000      2,716,000       3,923,000       1,122,000
    8/86       Hammond/Calumet                            97,000      1,587,000       1,684,000         648,000
    7/86       Portland/Moody                            663,000      2,107,000       2,770,000         846,000
    7/87       Oakbrook Terrace                          912,000      3,715,000       4,627,000       1,817,000
    10/87      Plantation/S. State Rd.                   924,000      2,351,000       3,275,000       1,075,000
    2/88       Anaheim/Lakeview                          995,000      2,228,000       3,223,000         990,000
    8/87       San Antonio/Austin Hwy.                   400,000      1,196,000       1,596,000         567,000
    10/87      Rockville/Fredrick Rd.                  1,695,000      4,467,000       6,162,000       2,053,000
   9/30/95     Whittier                                  215,000      1,121,000       1,336,000         367,000
   9/30/95     Van Nuys/Balboa                           295,000      1,933,000       2,228,000         595,000
   9/30/95     Huntington Beach                          176,000      1,122,000       1,298,000         347,000
   9/30/95     Monterey Park                             124,000      1,205,000       1,329,000         394,000
   9/30/95     Downey                                    191,000      1,203,000       1,394,000         363,000
   9/30/95     Walnut/Freeway II                          85,000      1,201,000       1,286,000         327,000
   9/30/95     Del Amo                                   474,000      1,829,000       2,303,000         688,000
   9/30/95     Carson                                    375,000      1,297,000       1,672,000         292,000
   10/1/97     Novato / Landing                        2,416,000      3,736,000       6,152,000         504,000
   10/1/97     St. Louis / Lindberg                      584,000      1,693,000       2,277,000         212,000
   10/1/97     Oakland/International                     358,000      1,748,000       2,106,000         221,000
   10/1/97     Stockton / March Lane                     663,000      1,495,000       2,158,000         195,000
   10/1/97     Des Plaines / Golf Rd                   1,363,000      3,309,000       4,672,000         433,000
   10/1/97     Morton Grove / Wauke                    2,658,000      3,394,000       6,052,000         533,000
   10/1/97     Los Angeles / Jefferson                 1,090,000      1,804,000       2,894,000         222,000
   10/1/97     Los Angeles / Martin                      869,000      1,248,000       2,117,000         160,000
   10/1/97     San Leandro / E. 14 St                    627,000      1,379,000       2,006,000         172,000
   10/1/97     Tucson / Tanque Verde                     345,000      1,829,000       2,174,000         212,000
   10/1/97     Randolph / Warren St                    2,330,000      2,336,000       4,666,000         246,000
   10/1/97     Forrestville / Penn.                    1,056,000      2,548,000       3,604,000         322,000
   10/1/97     Bridgeport / Wordin                     4,877,000      3,257,000       8,134,000         372,000
   10/1/97     North Hollywood/Vine                      906,000      2,530,000       3,436,000         295,000

                                                                                                                 Adjustments
                                                                                                                  Resulting
                                                                                                                    from
                                                                         Initial Cost               Costs            the
                                                                    ---------------------------                  Acquisition
    Date                                                                          Buildings &     Subsequent     of Minority
  Acquired                Description             Encumbrances        Land       Improvements   to Acquisition    interests
----------------------------------------------------------------------------------------------------------------------------------
STORAGE FACILITIES
   10/1/97     Santa Cruz / Portola                                   535,000       1,526,000        110,000          23,000
   10/1/97     Hyde Park / River St                                   626,000       1,748,000        189,000          26,000
   10/1/97     Dublin / San Ramon Rd                                  942,000       1,999,000        124,000          26,000
   10/1/97     Vallejo / Humboldt                                     473,000       1,651,000         99,000          25,000
   10/1/97     Fremont/Warm Springs                                   848,000       2,885,000        155,000          43,000
   10/1/97     Seattle / Stone Way                                    829,000       2,180,000        233,000          33,000
   10/1/97     W. Olympia                                             149,000       1,096,000        231,000          17,000
   10/1/97     Mercer/Parkside Ave                                    359,000       1,763,000        147,000          26,000
   10/1/97     Bridge Water / Main                                    445,000       2,054,000        215,000          30,000
   10/1/97     Norwalk / Hoyt Street                                2,369,000       3,049,000        228,000          45,000
   10/1/97     Marietta /Austell Rd                                   398,000       1,326,000        212,000         411,000
   10/1/97     Denver / Leetsdale                                   1,407,000       1,682,000        124,000         516,000
   10/1/97     Baltimore / York Road                                1,538,000       1,952,000        172,000         597,000
   10/1/97     Bolingbrook                                            737,000       1,776,000        141,000         537,000
   10/1/97     Kent / Central                                         483,000       1,321,000        135,000         405,000
   10/1/97     Geneva / Roosevelt                                     355,000       1,302,000        112,000         398,000
   10/1/97     Denver / Sheridan                                      429,000       1,105,000         83,000         341,000
   10/1/97     Mountlake Terrace                                    1,017,000       1,783,000        163,000         536,000
   10/1/97     Carol Stream/ St. Charles                              185,000       1,187,000         98,000         360,000
   10/1/97     Marietta / Cobb Park                                   420,000       1,131,000        164,000         351,000
   10/1/97     Venice / Rose                                        5,468,000       5,478,000        555,000       1,648,000
   10/1/97     Ventura / Ventura Blvd                                 911,000       2,227,000        181,000         683,000
   10/1/97     Studio City/ Ventura                                 2,421,000       1,610,000        123,000         483,000
   10/1/97     Madison Heights                                        428,000       1,686,000      1,998,000         505,000
   10/1/97     Lax / Imperial                                       1,662,000       2,079,000        123,000         633,000
   10/1/97     Justice / Industrial                                   233,000       1,181,000        105,000         360,000
   10/1/97     Burbank / San Fernando                               1,825,000       2,210,000        174,000         675,000
   10/1/97     Pinole / Appian Way                                    728,000       1,827,000        147,000         557,000
   10/1/97     Denver / Tamarac Park                                2,545,000       1,692,000        201,000         548,000
   10/1/97     Gresham / Powell                                       322,000       1,298,000        167,000         393,000
   10/1/97     Warren / Mound Road                                    268,000       1,025,000        121,000         308,000
   10/1/97     Woodside/Brooklyn                                    5,016,000       3,950,000        137,000       1,193,000
   10/1/97     Enfield / Elm Street                                   399,000       1,900,000        214,000         574,000
   10/1/97     Roselle / Lake Street                                  312,000       1,411,000        124,000         427,000
   10/1/97     Milwaukee / Appleton                                   324,000       1,385,000        141,000         421,000
   10/1/97     Emeryville / Bay St                                  1,602,000       1,830,000        102,000         553,000
   10/1/97     Monterey / Del Rey                                     257,000       1,048,000        167,000         316,000
   10/1/97     San Leandro / Washington                               660,000       1,142,000        127,000         350,000
   10/1/97     Boca Raton / N. W. 20                                1,140,000       2,256,000        328,000         694,000
   10/1/97     Washington Dc/So Capital                             1,437,000       4,489,000        314,000       1,353,000
   10/1/97     Lynn / Lynnway                                         463,000       3,059,000        256,000         944,000



                                                                Gross Carrying Amount
                                                                At December 31, 1999
    Date                                               ----------------------------------------     Accumulated
  Acquired                Description                   Land         Buildings         Total       Depreciation
-----------------------------------------------------------------------------------------------------------------
STORAGE FACILITIES
   10/1/97     Santa Cruz / Portola                      535,000      1,659,000       2,194,000         195,000
   10/1/97     Hyde Park / River St                      626,000      1,963,000       2,589,000         214,000
   10/1/97     Dublin / San Ramon Rd                     942,000      2,149,000       3,091,000         307,000
   10/1/97     Vallejo / Humboldt                        473,000      1,775,000       2,248,000         206,000
   10/1/97     Fremont/Warm Springs                      848,000      3,083,000       3,931,000         337,000
   10/1/97     Seattle / Stone Way                       829,000      2,446,000       3,275,000         252,000
   10/1/97     W. Olympia                                149,000      1,344,000       1,493,000         137,000
   10/1/97     Mercer/Parkside Ave                       359,000      1,936,000       2,295,000         216,000
   10/1/97     Bridge Water / Main                       445,000      2,299,000       2,744,000         252,000
   10/1/97     Norwalk / Hoyt Street                   2,369,000      3,322,000       5,691,000         349,000
   10/1/97     Marietta /Austell Rd                      398,000      1,949,000       2,347,000         216,000
   10/1/97     Denver / Leetsdale                      1,407,000      2,322,000       3,729,000         271,000
   10/1/97     Baltimore / York Road                   1,538,000      2,721,000       4,259,000         307,000
   10/1/97     Bolingbrook                               737,000      2,454,000       3,191,000         277,000
   10/1/97     Kent / Central                            483,000      1,861,000       2,344,000         210,000
   10/1/97     Geneva / Roosevelt                        355,000      1,812,000       2,167,000         209,000
   10/1/97     Denver / Sheridan                         429,000      1,529,000       1,958,000         180,000
   10/1/97     Mountlake Terrace                       1,017,000      2,482,000       3,499,000         271,000
   10/1/97     Carol Stream/ St. Charles                 185,000      1,645,000       1,830,000         183,000
   10/1/97     Marietta / Cobb Park                      420,000      1,646,000       2,066,000         183,000
   10/1/97     Venice / Rose                           5,468,000      7,681,000      13,149,000         760,000
   10/1/97     Ventura / Ventura Blvd                    911,000      3,091,000       4,002,000         334,000
   10/1/97     Studio City/ Ventura                    2,421,000      2,216,000       4,637,000         250,000
   10/1/97     Madison Heights                           428,000      4,189,000       4,617,000         241,000
   10/1/97     Lax / Imperial                          1,662,000      2,835,000       4,497,000         314,000
   10/1/97     Justice / Industrial                      233,000      1,646,000       1,879,000         188,000
   10/1/97     Burbank / San Fernando                  1,825,000      3,059,000       4,884,000         325,000
   10/1/97     Pinole / Appian Way                       728,000      2,531,000       3,259,000         274,000
   10/1/97     Denver / Tamarac Park                   2,545,000      2,441,000       4,986,000         292,000
   10/1/97     Gresham / Powell                          322,000      1,858,000       2,180,000         198,000
   10/1/97     Warren / Mound Road                       268,000      1,454,000       1,722,000         153,000
   10/1/97     Woodside/Brooklyn                       5,016,000      5,280,000      10,296,000         500,000
   10/1/97     Enfield / Elm Street                      399,000      2,688,000       3,087,000         272,000
   10/1/97     Roselle / Lake Street                     312,000      1,962,000       2,274,000         211,000
   10/1/97     Milwaukee / Appleton                      324,000      1,947,000       2,271,000         200,000
   10/1/97     Emeryville / Bay St                     1,602,000      2,485,000       4,087,000         264,000
   10/1/97     Monterey / Del Rey                        257,000      1,531,000       1,788,000         156,000
   10/1/97     San Leandro / Washington                  660,000      1,619,000       2,279,000         171,000
   10/1/97     Boca Raton / N. W. 20                   1,140,000      3,278,000       4,418,000         325,000
   10/1/97     Washington Dc/So Capital                1,437,000      6,156,000       7,593,000         511,000
   10/1/97     Lynn / Lynnway                            463,000      4,259,000       4,722,000         406,000

                                                                                                                 Adjustments
                                                                                                                  Resulting
                                                                                                                    from
                                                                         Initial Cost               Costs            the
                                                                    ---------------------------                  Acquisition
    Date                                                                          Buildings &     Subsequent     of Minority
  Acquired                Description             Encumbrances        Land       Improvements   to Acquisition    interests
---------------------------------------------------------------------------------------------------------------------------------
STORAGE FACILITIES
   10/1/97     Pompano Beach                                        1,077,000       1,527,000        477,000         473,000
   10/1/97     Lake Oswego/ N. State                                  465,000       1,956,000        218,000         595,000
   10/1/97     Daly City / Mission                                    389,000       2,921,000        188,000         854,000
   10/1/97     Odenton / Route 175                                    456,000       2,104,000        161,000         639,000
  01/01/96     Bensenville/York R                                     667,000       1,602,000         65,000         526,000
  01/01/96     Louisville/Preston                                     211,000       1,060,000         43,000         348,000
  01/01/96     San Jose/Aborn Road                                    615,000       1,342,000         49,000         439,000
  01/01/96     Englewood/Federal                                      481,000       1,395,000         49,000         456,000
  01/01/96     W. Hollywood/Santa Monica                            3,415,000       4,577,000        174,000       1,498,000
  01/01/96     Orlando Hills/W. 159th                                 917,000       2,392,000         83,000         780,000
  01/01/96     Merrionette Park/S                                     818,000       2,020,000         67,000         658,000
  01/01/96     Denver/S Quebec                                      1,849,000       1,941,000         74,000         636,000
  01/01/96     Tigard/S. W. Pacific                                   633,000       1,206,000         82,000         406,000
  01/01/96     Coram/Middle Count                                     507,000       1,421,000         52,000         465,000
  01/01/96     Houston/FM 1960                                        635,000       1,294,000        150,000         456,000
  01/01/96     Kent/Military Trail                                    409,000       1,670,000         91,000         556,000
  01/01/96     Turnersville/Black H                                   165,000       1,360,000         27,000         437,000
  01/01/96     Sewell/Rte. 553                                        323,000       1,138,000         74,000         382,000
  01/01/96     Maple Shade/Fellowship                                 331,000       1,421,000         39,000         461,000
  01/01/96     Hyattsville/Kenilworth                                 509,000       1,757,000         80,000         579,000
  01/01/96     Waterbury/Captain                                      434,000       2,089,000         77,000         683,000
  01/01/96     Bedford Hts/Miles                                      835,000       1,577,000         94,000         527,000
  01/01/96     Livonia/Newburgh                                       635,000       1,407,000         47,000         459,000
  01/01/96     Sunland/Sunland Blvd.                                  631,000       1,965,000         59,000         639,000
  01/01/96     Des Moines                                             448,000       1,350,000         76,000         450,000
  01/01/96     Oxonhill/Indianhead                                    772,000       2,017,000         92,000         665,000
  01/01/96     Sacramento/N. 16th                                     582,000       2,610,000         73,000         847,000
  01/01/96     Houston/Westheimer                                   1,508,000       2,274,000        157,000         767,000
  01/01/96     San Pablo/San Pablo                                    565,000       1,232,000         85,000         416,000
  01/01/96     Bowie/Woodcliff                                        718,000       2,336,000         67,000         758,000
  01/01/96     Milwaukee/S. 84th                                      444,000       1,868,000         96,000         620,000
  01/01/96     Clinton/Malcolm Road                                   593,000       2,123,000         63,000         690,000
  06/30/99     Winter Park/N. Semor                                   342,000         638,000        239,000         737,000
  06/30/99     N. Richland Hills                                      455,000         769,000        169,000         824,000
  06/30/99     Rolling Meadows/Lois                                   441,000         849,000        208,000         898,000
  06/30/99     Gresham/Burnside                                       354,000         544,000        168,000         629,000
  06/30/99     Jacksonville/Univers                                   211,000         741,000        166,000         702,000
  06/30/99     Irving/W. Airport Fwy                                  419,000         960,000        164,000         935,000
  06/30/99     Houston/Highway 6 So                                   751,000       1,006,000        214,000       1,136,000
  06/30/99     Concord/Arnold Indus                                   827,000       1,553,000        255,000       1,567,000
  06/30/99     Rockville/Gude Drive                                   602,000         768,000        243,000         933,000



                                                                Gross Carrying Amount
                                                                At December 31, 1999
    Date                                               ----------------------------------------     Accumulated
  Acquired                Description                   Land         Buildings         Total       Depreciation
-----------------------------------------------------------------------------------------------------------------
STORAGE FACILITIES
   10/1/97     Pompano Beach                           1,077,000      2,477,000       3,554,000         223,000
   10/1/97     Lake Oswego/ N. State                     465,000      2,769,000       3,234,000         268,000
   10/1/97     Daly City / Mission                       389,000      3,963,000       4,352,000         383,000
   10/1/97     Odenton / Route 175                       456,000      2,904,000       3,360,000         241,000
  01/01/96     Bensenville/York R                        667,000      2,193,000       2,860,000         378,000
  01/01/96     Louisville/Preston                        211,000      1,451,000       1,662,000         244,000
  01/01/96     San Jose/Aborn Road                       615,000      1,830,000       2,445,000         312,000
  01/01/96     Englewood/Federal                         481,000      1,900,000       2,381,000         339,000
  01/01/96     W. Hollywood/Santa Monica               3,415,000      6,249,000       9,664,000       1,009,000
  01/01/96     Orlando Hills/W. 159th                    917,000      3,255,000       4,172,000         566,000
  01/01/96     Merrionette Park/S                        818,000      2,745,000       3,563,000         455,000
  01/01/96     Denver/S Quebec                         1,849,000      2,651,000       4,500,000         440,000
  01/01/96     Tigard/S. W. Pacific                      633,000      1,694,000       2,327,000         273,000
  01/01/96     Coram/Middle Count                        507,000      1,938,000       2,445,000         307,000
  01/01/96     Houston/FM 1960                           635,000      1,900,000       2,535,000         318,000
  01/01/96     Kent/Military Trail                       409,000      2,317,000       2,726,000         363,000
  01/01/96     Turnersville/Black H                      165,000      1,824,000       1,989,000         302,000
  01/01/96     Sewell/Rte. 553                           323,000      1,594,000       1,917,000         260,000
  01/01/96     Maple Shade/Fellowship                    331,000      1,921,000       2,252,000         301,000
  01/01/96     Hyattsville/Kenilworth                    509,000      2,416,000       2,925,000         365,000
  01/01/96     Waterbury/Captain                         434,000      2,849,000       3,283,000         384,000
  01/01/96     Bedford Hts/Miles                         835,000      2,198,000       3,033,000         346,000
  01/01/96     Livonia/Newburgh                          635,000      1,913,000       2,548,000         301,000
  01/01/96     Sunland/Sunland Blvd.                     631,000      2,663,000       3,294,000         385,000
  01/01/96     Des Moines                                448,000      1,876,000       2,324,000         301,000
  01/01/96     Oxonhill/Indianhead                       772,000      2,774,000       3,546,000         411,000
  01/01/96     Sacramento/N. 16th                        582,000      3,530,000       4,112,000         464,000
  01/01/96     Houston/Westheimer                      1,508,000      3,198,000       4,706,000         494,000
  01/01/96     San Pablo/San Pablo                       565,000      1,733,000       2,298,000         260,000
  01/01/96     Bowie/Woodcliff                           718,000      3,161,000       3,879,000         430,000
  01/01/96     Milwaukee/S. 84th                         444,000      2,584,000       3,028,000         365,000
  01/01/96     Clinton/Malcolm Road                      593,000      2,876,000       3,469,000         384,000
  06/30/99     Winter Park/N. Semor                      426,000      1,530,000       1,956,000          41,000
  06/30/99     N. Richland Hills                         568,000      1,649,000       2,217,000          42,000
  06/30/99     Rolling Meadows/Lois                      550,000      1,846,000       2,396,000          48,000
  06/30/99     Gresham/Burnside                          441,000      1,254,000       1,695,000          31,000
  06/30/99     Jacksonville/Univers                      263,000      1,557,000       1,820,000          39,000
  06/30/99     Irving/W. Airport Fwy                     523,000      1,955,000       2,478,000          50,000
  06/30/99     Houston/Highway 6 So                      936,000      2,171,000       3,107,000          53,000
  06/30/99     Concord/Arnold Indus                    1,031,000      3,171,000       4,202,000          80,000
  06/30/99     Rockville/Gude Drive                      750,000      1,796,000       2,546,000          42,000

                                                                                                                 Adjustments
                                                                                                                  Resulting
                                                                                                                    from
                                                                         Initial Cost               Costs            the
                                                                    ---------------------------                  Acquisition
    Date                                                                          Buildings &     Subsequent     of Minority
  Acquired                Description             Encumbrances        Land       Improvements   to Acquisition    interests
----------------------------------------------------------------------------------------------------------------------------------
STORAGE FACILITIES
  06/30/99     Bradenton/Cortez Road                                  476,000         885,000        170,000         912,000
  06/30/99     San Antonio/N. W. Loop                                 511,000         786,000        151,000         846,000
  06/30/99     Anaheim / La Palma                                   1,378,000         851,000        132,000       1,231,000
  06/30/99     Spring Valley/Sweetwater                               271,000         380,000         71,000         418,000
  06/30/99     Ft. Myers/Tamiami                                      948,000         962,000        246,000       1,209,000
  06/30/99     Littleton/Centennial                                   421,000         804,000        130,000         806,000
  06/30/99     Newark/Cedar Blvd                                      729,000         971,000        157,000       1,064,000
  06/30/99     Falls Church/Columbine                                 901,000         975,000        160,000       1,139,000
  06/30/99     Fairfax / Lee Highway                                  586,000       1,078,000        195,000       1,104,000
  06/30/99     Wheat Ridge / W. 44t                                   480,000         789,000        131,000         822,000
  06/30/99     Huntington Bch/Gotham                                  952,000         890,000        156,000       1,101,000
  06/30/99     Fort Worth/McArtur                                     372,000         942,000        121,000         875,000
  06/30/99     San Diego/Clairemont                                 1,601,000       2,035,000        269,000       2,221,000
  06/30/99     Houston/Millridge N.                                 1,160,000       1,983,000        159,000       1,930,000
  06/30/99     Woodbridge/Jefferson                                   840,000       1,689,000        177,000       1,612,000
  06/30/99     Mountainside                                         1,260,000       1,237,000        264,000       1,535,000
  06/30/99     Woodbridge / Davis                                   1,796,000       1,623,000        185,000       1,963,000
  06/30/99     Huntington Bch/Bolsa                                 1,026,000       1,437,000         92,000       1,459,000
  06/30/99     Edison / Old Post                                      498,000       1,267,000        163,000       1,176,000
  06/30/99     Northridge/Parthenia                                 1,848,000       1,486,000        125,000       1,851,000
  06/30/99     Brick Township/Brick                                   590,000       1,431,000        214,000       1,360,000
  06/30/99     Stone Mountain/Rock                                  1,233,000         288,000        222,000         850,000
  06/30/99     Hyattsville                                            768,000       2,186,000        149,000       1,901,000
  06/30/99     Union City / Alvarad                                   992,000       1,776,000        164,000       1,724,000
  06/30/99     Oak Park / Greenfield                                  621,000       1,735,000         77,000       1,486,000
  06/30/99     Tujunga/Foothill Blvd                                1,746,000       2,383,000         92,000       2,395,000
  01/01/81     Newport News / Jefferson Avenue         766,000        108,000       1,071,000        484,000
  01/01/81     Virginia Beach / Diamond Springs        847,000        186,000       1,094,000        548,000
  08/01/81     San Jose / Snell                                       312,000       1,815,000        330,000
  10/01/81     Tampa / Lazy Lane                                      282,000       1,899,000        562,000
  06/01/82     San Jose / Tully                      1,084,000        645,000       1,579,000        408,000
  06/01/82     San Carlos / Storage                  1,319,000        780,000       1,387,000        488,000
  06/01/82     Mountain View                         1,868,000      1,180,000       1,182,000        501,000
  06/01/82     Cupertino / Storage                   1,466,000        572,000       1,270,000        369,000
  10/01/82     Sorrento Valley                       1,343,000      1,002,000       1,343,000        222,000
  10/01/82     Northwood                             2,027,000      1,034,000       1,522,000        204,000
  03/01/85     Houston / Westheimer                    647,000        850,000       1,179,000        682,000
  03/03/86     Tampa / 56th                            575,000        450,000       1,360,000        374,000
  12/31/86     Monrovia / Myrtle Avenue              1,506,000      1,149,000       2,446,000        141,000
  12/31/86     Chatsworth / Topanga                    993,000      1,447,000       1,243,000        226,000
  12/31/86     Houston / Larkwood                      347,000        247,000         602,000        336,000



                                                                Gross Carrying Amount
                                                                At December 31, 1999
    Date                                               ----------------------------------------     Accumulated
  Acquired                Description                   Land         Buildings         Total       Depreciation
-----------------------------------------------------------------------------------------------------------------
STORAGE FACILITIES
  06/30/99     Bradenton/Cortez Road                     593,000      1,850,000       2,443,000          47,000
  06/30/99     San Antonio/N. W. Loop                    637,000      1,657,000       2,294,000          40,000
  06/30/99     Anaheim / La Palma                      1,718,000      1,874,000       3,592,000          42,000
  06/30/99     Spring Valley/Sweetwater                  338,000        802,000       1,140,000          19,000
  06/30/99     Ft. Myers/Tamiami                       1,182,000      2,183,000       3,365,000          52,000
  06/30/99     Littleton/Centennial                      525,000      1,636,000       2,161,000          39,000
  06/30/99     Newark/Cedar Blvd                         909,000      2,012,000       2,921,000          46,000
  06/30/99     Falls Church/Columbine                  1,124,000      2,051,000       3,175,000          46,000
  06/30/99     Fairfax / Lee Highway                     731,000      2,232,000       2,963,000          50,000
  06/30/99     Wheat Ridge / W. 44t                      598,000      1,624,000       2,222,000          37,000
  06/30/99     Huntington Bch/Gotham                   1,187,000      1,912,000       3,099,000          45,000
  06/30/99     Fort Worth/McArtur                        463,000      1,847,000       2,310,000          40,000
  06/30/99     San Diego/Clairemont                    1,996,000      4,130,000       6,126,000          89,000
  06/30/99     Houston/Millridge N.                    1,446,000      3,786,000       5,232,000          85,000
  06/30/99     Woodbridge/Jefferson                    1,047,000      3,271,000       4,318,000          71,000
  06/30/99     Mountainside                            1,571,000      2,725,000       4,296,000          60,000
  06/30/99     Woodbridge / Davis                      2,239,000      3,328,000       5,567,000          68,000
  06/30/99     Huntington Bch/Bolsa                    1,279,000      2,735,000       4,014,000          59,000
  06/30/99     Edison / Old Post                         621,000      2,483,000       3,104,000          52,000
  06/30/99     Northridge/Parthenia                    2,304,000      3,006,000       5,310,000          56,000
  06/30/99     Brick Township/Brick                      735,000      2,860,000       3,595,000          53,000
  06/30/99     Stone Mountain/Rock                     1,537,000      1,056,000       2,593,000          18,000
  06/30/99     Hyattsville                               958,000      4,046,000       5,004,000          72,000
  06/30/99     Union City / Alvarad                    1,237,000      3,419,000       4,656,000          61,000
  06/30/99     Oak Park / Greenfield                     774,000      3,145,000       3,919,000          55,000
  06/30/99     Tujunga/Foothill Blvd                   2,177,000      4,439,000       6,616,000          67,000
  01/01/81     Newport News / Jefferson Avenue           108,000      1,555,000       1,663,000       1,171,000
  01/01/81     Virginia Beach / Diamond Springs          186,000      1,642,000       1,828,000       1,176,000
  08/01/81     San Jose / Snell                          312,000      2,145,000       2,457,000       1,574,000
  10/01/81     Tampa / Lazy Lane                         282,000      2,461,000       2,743,000       1,776,000
  06/01/82     San Jose / Tully                          645,000      1,987,000       2,632,000       1,381,000
  06/01/82     San Carlos / Storage                      780,000      1,875,000       2,655,000       1,319,000
  06/01/82     Mountain View                           1,180,000      1,683,000       2,863,000       1,222,000
  06/01/82     Cupertino / Storage                       572,000      1,639,000       2,211,000       1,129,000
  10/01/82     Sorrento Valley                         1,002,000      1,565,000       2,567,000       1,064,000
  10/01/82     Northwood                               1,034,000      1,726,000       2,760,000       1,164,000
  03/01/85     Houston / Westheimer                      850,000      1,861,000       2,711,000       1,083,000
  03/03/86     Tampa / 56th                              450,000      1,734,000       2,184,000         971,000
  12/31/86     Monrovia / Myrtle Avenue                1,149,000      2,587,000       3,736,000       1,376,000
  12/31/86     Chatsworth / Topanga                    1,447,000      1,469,000       2,916,000         870,000
  12/31/86     Houston / Larkwood                        247,000        938,000       1,185,000         445,000

                                                                                                                 Adjustments
                                                                                                                  Resulting
                                                                                                                    from
                                                                         Initial Cost               Costs            the
                                                                    ---------------------------                  Acquisition
    Date                                                                          Buildings &     Subsequent     of Minority
  Acquired                Description             Encumbrances        Land       Improvements   to Acquisition    interests
----------------------------------------------------------------------------------------------------------------------------------
STORAGE FACILITIES
  12/31/86     Northridge                            2,259,000      3,624,000       1,922,000      2,770,000
  12/31/86     Santa Clara / Duane                     927,000      1,950,000       1,004,000        295,000
  12/31/86     Oyster Point                                         1,569,000       1,490,000        317,000
  12/31/86     Walnut                                                 767,000         613,000        187,000
  06/07/88     Mesquite / Sorrento Drive                              928,000       1,011,000        703,000
  01/01/92     Costa Mesa                                             533,000         980,000        605,000
  03/01/92     Dallas / Walnut St.                                    537,000       1,008,000        204,000
  05/01/92     Camp Creek                                             576,000       1,075,000        179,000
  08/01/92     Tampa/N.Dale Mabry                                     809,000       1,537,000        337,000
  09/01/92     Orlando/W. Colonial                                    368,000         713,000        109,000
  09/01/92     Jacksonville/Arlington                                 554,000       1,065,000        151,000
  10/01/92     Stockton/Mariners                                      381,000         730,000        124,000
  11/18/92     Virginia Beach/General Booth Blvd                      599,000       1,119,000        247,000
  01/01/93     Redwood City/Storage                                   907,000       1,684,000        193,000
  01/01/93     City Of Industry                                     1,611,000       2,991,000        212,000
  01/01/93     San Jose/Felipe                                      1,124,000       2,088,000        217,000
  01/01/93     Baldwin Park/Garvey Ave                                840,000       1,561,000        207,000
  03/19/93     Westminister / W. 80th                                 840,000       1,586,000        148,000
  04/26/93     Costa Mesa / Newport                    942,000      2,141,000       3,989,000         93,000
  05/13/93     Austin /N. Lamar                                       919,000       1,695,000        147,000
  05/28/93     Jacksonville/Phillips Hwy.                             406,000         771,000        137,000
  05/28/93     Tampa/Nebraska Avenue                                  550,000       1,043,000         88,000
  06/09/93     Calabasas / Ventura Blvd.                            1,762,000       3,269,000        144,000
  06/09/93     Carmichael / Fair Oaks                                 573,000       1,052,000        127,000
  06/09/93     Santa Clara / Duane                                    454,000         834,000         76,000
  06/10/93     Citrus Heights / Sylvan Road                           438,000         822,000        120,000
  06/25/93     Trenton / Allen Road                                   623,000       1,166,000        119,000
  06/30/93     Los Angeles/W.Jefferson Blvd                         1,085,000       2,017,000        102,000
  07/16/93     Austin / So. Congress Ave                              777,000       1,445,000        263,000
  08/01/93     Gaithersburg / E. Diamond                              602,000       1,139,000        117,000
  08/11/93     Atlanta / Northside                                  1,150,000       2,149,000        185,000
  08/11/93     Smyrna/ Rosswill Rd                                    446,000         842,000        143,000
  08/13/93     So. Brunswick/Highway                                1,076,000       2,033,000        181,000
  08/31/93     Austin / N. Lamar                                      502,000         941,000        103,000
  10/01/93     Denver / Federal Blvd                                  875,000       1,633,000        107,000
  10/01/93     Citrus Heights                                         527,000         987,000         77,000
  10/01/93     Lakewood / 6th Ave                                     798,000       1,489,000        (50,000)
  10/27/93     Houston / S Shaver St                                  481,000         896,000        130,000
  11/03/93     Upland/S. Euclid Ave.                                  431,000         807,000        361,000
  11/16/93     Norcross / Jimmy Carter                                627,000       1,167,000        136,000
  11/16/93     Seattle / 13th                                       1,085,000       2,015,000        530,000



                                                                Gross Carrying Amount
                                                                At December 31, 1999
    Date                                               ----------------------------------------     Accumulated
  Acquired                Description                   Land         Buildings         Total       Depreciation
-----------------------------------------------------------------------------------------------------------------
STORAGE FACILITIES
  12/31/86     Northridge                              3,624,000      4,692,000       8,316,000       1,322,000
  12/31/86     Santa Clara / Duane                     1,950,000      1,299,000       3,249,000         711,000
  12/31/86     Oyster Point                            1,569,000      1,807,000       3,376,000         910,000
  12/31/86     Walnut                                    767,000        800,000       1,567,000         399,000
  06/07/88     Mesquite / Sorrento Drive                 928,000      1,714,000       2,642,000         979,000
  01/01/92     Costa Mesa                                535,000      1,583,000       2,118,000         912,000
  03/01/92     Dallas / Walnut St.                       537,000      1,212,000       1,749,000       1,146,000
  05/01/92     Camp Creek                                576,000      1,254,000       1,830,000         417,000
  08/01/92     Tampa/N.Dale Mabry                        809,000      1,874,000       2,683,000         631,000
  09/01/92     Orlando/W. Colonial                       368,000        822,000       1,190,000         273,000
  09/01/92     Jacksonville/Arlington                    554,000      1,216,000       1,770,000         401,000
  10/01/92     Stockton/Mariners                         381,000        854,000       1,235,000         261,000
  11/18/92     Virginia Beach/General Booth Blvd         599,000      1,366,000       1,965,000         416,000
  01/01/93     Redwood City/Storage                      907,000      1,877,000       2,784,000         561,000
  01/01/93     City Of Industry                        1,611,000      3,203,000       4,814,000         886,000
  01/01/93     San Jose/Felipe                         1,124,000      2,305,000       3,429,000         691,000
  01/01/93     Baldwin Park/Garvey Ave                   840,000      1,768,000       2,608,000         526,000
  03/19/93     Westminister / W. 80th                    840,000      1,734,000       2,574,000         506,000
  04/26/93     Costa Mesa / Newport                    2,141,000      4,082,000       6,223,000       1,108,000
  05/13/93     Austin /N. Lamar                          919,000      1,842,000       2,761,000         527,000
  05/28/93     Jacksonville/Phillips Hwy.                406,000        908,000       1,314,000         283,000
  05/28/93     Tampa/Nebraska Avenue                     550,000      1,131,000       1,681,000         324,000
  06/09/93     Calabasas / Ventura Blvd.               1,762,000      3,413,000       5,175,000         969,000
  06/09/93     Carmichael / Fair Oaks                    573,000      1,179,000       1,752,000         346,000
  06/09/93     Santa Clara / Duane                       454,000        910,000       1,364,000         254,000
  06/10/93     Citrus Heights / Sylvan Road              438,000        942,000       1,380,000         309,000
  06/25/93     Trenton / Allen Road                      623,000      1,285,000       1,908,000         351,000
  06/30/93     Los Angeles/W.Jefferson Blvd            1,085,000      2,119,000       3,204,000         568,000
  07/16/93     Austin / So. Congress Ave                 777,000      1,708,000       2,485,000         562,000
  08/01/93     Gaithersburg / E. Diamond                 602,000      1,256,000       1,858,000         336,000
  08/11/93     Atlanta / Northside                     1,150,000      2,334,000       3,484,000         633,000
  08/11/93     Smyrna/ Rosswill Rd                       446,000        985,000       1,431,000         286,000
  08/13/93     So. Brunswick/Highway                   1,076,000      2,214,000       3,290,000         628,000
  08/31/93     Austin / N. Lamar                         502,000      1,044,000       1,546,000         298,000
  10/01/93     Denver / Federal Blvd                     875,000      1,740,000       2,615,000         454,000
  10/01/93     Citrus Heights                            527,000      1,064,000       1,591,000         287,000
  10/01/93     Lakewood / 6th Ave                        685,000      1,552,000       2,237,000         406,000
  10/27/93     Houston / S Shaver St                     481,000      1,026,000       1,507,000         287,000
  11/03/93     Upland/S. Euclid Ave.                     508,000      1,091,000       1,599,000         290,000
  11/16/93     Norcross / Jimmy Carter                   627,000      1,303,000       1,930,000         340,000
  11/16/93     Seattle / 13th                          1,085,000      2,545,000       3,630,000         673,000

                                                                                                                 Adjustments
                                                                                                                  Resulting
                                                                                                                    from
                                                                         Initial Cost               Costs            the
                                                                    ---------------------------                  Acquisition
    Date                                                                          Buildings &     Subsequent     of Minority
  Acquired                Description             Encumbrances        Land       Improvements   to Acquisition    interests
----------------------------------------------------------------------------------------------------------------------------------
STORAGE FACILITIES
  12/09/93     Salt Lake City                                         765,000       1,422,000        381,000
  12/16/93     West Valley City                                       683,000       1,276,000        116,000
  12/21/93     Pinellas Park / 34th St.                               607,000       1,134,000        151,000
  12/28/93     New Orleans / S. Carrollton Ave                      1,575,000       2,941,000        189,000
  12/29/93     Orange / Main                                        1,238,000       2,317,000      1,376,000
  12/29/93     Sunnyvale / Wedell                                     554,000       1,037,000        680,000
  12/29/93     El Cajon / Magnolia                                    421,000         791,000        499,000
  12/29/93     Orlando / S. Semoran Blvd.                             462,000         872,000        601,000
  12/29/93     Tampa / W. Hillsborough Ave                            352,000         665,000        373,000
  12/29/93     Irving / West Loop 12                                  341,000         643,000        136,000
  12/29/93     Fullerton / W. Commonwealth                            904,000       1,687,000        980,000
  12/29/93     N. Lauderdale / Mcnab Rd                               628,000       1,182,000        663,000
  12/29/93     Los Alimitos / Cerritos                                695,000       1,299,000        657,000
  12/29/93     Frederick / Prospect Blvd.                             573,000       1,082,000        482,000
  12/29/93     Indianapolis / E. Washington                           403,000         775,000        421,000
  12/29/93     Gardena / Western Ave.                                 552,000       1,035,000        551,000
  12/29/93     Palm Bay / Bobcock Street                              409,000         775,000        467,000
  01/10/94     Hialeah / W. 20Th Ave.                               1,855,000       3,497,000        168,000
  01/12/94     Sunnyvale / N. Fair Oaks Ave                           689,000       1,285,000        291,000
  01/12/94     Honolulu / Iwaena                                            0       3,382,000        635,000
  01/12/94     Miami / Golden Glades                                  579,000       1,081,000        321,000
  01/21/94     Herndon / Centreville Road                           1,584,000       2,981,000        124,000
  02/08/94     Las Vegas/S. MLK Blvd.                               1,383,000       2,592,000        996,000
  02/28/94     Arlingtn/Old Jeffersn Davishwy                         735,000       1,399,000        155,000
  03/08/94     Beaverton / Sw Barnes Road                             942,000       1,810,000        135,000
  03/21/94     Austin / Arboretum                                     473,000         897,000      2,744,000
  03/25/94     Tinton Falls / Shrewsbury Ave                        1,074,000       2,033,000        152,000
  03/25/94     East Brunswick / Milltown Road                       1,282,000       2,411,000        181,000
  03/25/94     Mercerville / Quakerbridge Road                      1,109,000       2,111,000        172,000
  03/31/94     Hypoluxo                                               735,000       1,404,000      1,771,000
  04/26/94     No. Highlands / Roseville Road                         980,000       1,835,000        185,000
  05/12/94     Fort Pierce/Okeechobee Road                            438,000         842,000        159,000
  05/24/94     Hempstead/Peninsula Blvd.                            2,053,000       3,832,000        141,000
  05/24/94     La/Huntington                                          483,000         905,000        104,000
  06/09/94     Chattanooga / Brainerd Road                            613,000       1,170,000        134,000
  06/09/94     Chattanooga / Ringgold Road                            761,000       1,433,000        186,000
  06/18/94     Las Vegas / S. Valley View Blvd                        837,000       1,571,000         92,000
  06/23/94     Las Vegas / Tropicana                                  750,000       1,408,000        130,000
  06/23/94     Henderson / Green Valley Pkwy                        1,047,000       1,960,000        109,000
  06/24/94     Las Vegas / N. Lamb Blvd.                              869,000       1,629,000        252,000
  06/30/94     Birmingham / W. Oxmoor Road                            532,000       1,004,000        314,000



                                                                Gross Carrying Amount
                                                                At December 31, 1999
    Date                                               ----------------------------------------     Accumulated
  Acquired                Description                   Land         Buildings         Total       Depreciation
-----------------------------------------------------------------------------------------------------------------
STORAGE FACILITIES
  12/09/93     Salt Lake City                            765,000      1,803,000       2,568,000         531,000
  12/16/93     West Valley City                          683,000      1,392,000       2,075,000         378,000
  12/21/93     Pinellas Park / 34th St.                  607,000      1,285,000       1,892,000         362,000
  12/28/93     New Orleans / S. Carrollton Ave         1,575,000      3,130,000       4,705,000         784,000
  12/29/93     Orange / Main                           1,593,000      3,338,000       4,931,000         789,000
  12/29/93     Sunnyvale / Wedell                        725,000      1,546,000       2,271,000         380,000
  12/29/93     El Cajon / Magnolia                       542,000      1,169,000       1,711,000         288,000
  12/29/93     Orlando / S. Semoran Blvd.                601,000      1,334,000       1,935,000         332,000
  12/29/93     Tampa / W. Hillsborough Ave               436,000        954,000       1,390,000         237,000
  12/29/93     Irving / West Loop 12                     355,000        765,000       1,120,000         197,000
  12/29/93     Fullerton / W. Commonwealth             1,160,000      2,411,000       3,571,000         579,000
  12/29/93     N. Lauderdale / Mcnab Rd                  798,000      1,675,000       2,473,000         404,000
  12/29/93     Los Alimitos / Cerritos                   874,000      1,777,000       2,651,000         423,000
  12/29/93     Frederick / Prospect Blvd.                692,000      1,445,000       2,137,000         354,000
  12/29/93     Indianapolis / E. Washington              505,000      1,094,000       1,599,000         262,000
  12/29/93     Gardena / Western Ave.                    695,000      1,443,000       2,138,000         329,000
  12/29/93     Palm Bay / Bobcock Street                 525,000      1,126,000       1,651,000         268,000
  01/10/94     Hialeah / W. 20Th Ave.                  1,590,000      3,930,000       5,520,000         971,000
  01/12/94     Sunnyvale / N. Fair Oaks Ave              657,000      1,608,000       2,265,000         379,000
  01/12/94     Honolulu / Iwaena                               0      4,017,000       4,017,000         930,000
  01/12/94     Miami / Golden Glades                     557,000      1,424,000       1,981,000         364,000
  01/21/94     Herndon / Centreville Road              1,358,000      3,331,000       4,689,000         653,000
  02/08/94     Las Vegas/S. MLK Blvd.                  1,436,000      3,535,000       4,971,000         846,000
  02/28/94     Arlingtn/Old Jeffersn Davishwy            630,000      1,659,000       2,289,000         439,000
  03/08/94     Beaverton / Sw Barnes Road                807,000      2,080,000       2,887,000         547,000
  03/21/94     Austin / Arboretum                      1,554,000      2,560,000       4,114,000         349,000
  03/25/94     Tinton Falls / Shrewsbury Ave             921,000      2,338,000       3,259,000         616,000
  03/25/94     East Brunswick / Milltown Road          1,099,000      2,775,000       3,874,000         707,000
  03/25/94     Mercerville / Quakerbridge Road           950,000      2,442,000       3,392,000         595,000
  03/31/94     Hypoluxo                                  630,000      3,280,000       3,910,000       1,530,000
  04/26/94     No. Highlands / Roseville Road            840,000      2,160,000       3,000,000         541,000
  05/12/94     Fort Pierce/Okeechobee Road               375,000      1,064,000       1,439,000         291,000
  05/24/94     Hempstead/Peninsula Blvd.               1,763,000      4,263,000       6,026,000         987,000
  05/24/94     La/Huntington                             414,000      1,078,000       1,492,000         265,000
  06/09/94     Chattanooga / Brainerd Road               525,000      1,392,000       1,917,000         344,000
  06/09/94     Chattanooga / Ringgold Road               653,000      1,727,000       2,380,000         441,000
  06/18/94     Las Vegas / S. Valley View Blvd           718,000      1,782,000       2,500,000         439,000
  06/23/94     Las Vegas / Tropicana                     643,000      1,645,000       2,288,000         414,000
  06/23/94     Henderson / Green Valley Pkwy             898,000      2,218,000       3,116,000         546,000
  06/24/94     Las Vegas / N. Lamb Blvd.                 745,000      2,005,000       2,750,000         501,000
  06/30/94     Birmingham / W. Oxmoor Road               461,000      1,389,000       1,850,000         469,000

                                                                                                                 Adjustments
                                                                                                                  Resulting
                                                                                                                    from
                                                                         Initial Cost               Costs            the
                                                                    ---------------------------                  Acquisition
    Date                                                                          Buildings &     Subsequent     of Minority
  Acquired                Description             Encumbrances        Land       Improvements   to Acquisition    interests
----------------------------------------------------------------------------------------------------------------------------------
STORAGE FACILITIES
  07/20/94     Milpitas / Dempsey Road                              1,260,000       2,358,000        133,000
  08/17/94     New Orleans/I-10                                       784,000       1,470,000        109,000
  08/17/94     Beaverton / S. W. Denny Road                           663,000       1,245,000         80,000
  08/17/94     Irwindale / Central Ave.                               674,000       1,263,000         55,000
  08/17/94     Suitland / St. Barnabas Rd                           1,530,000       2,913,000        133,000
  08/17/94     North Brunswick / How Lane                           1,238,000       2,323,000         55,000
  08/17/94     Lombard / 64th                                         847,000       1,583,000         87,000
  08/17/94     Alsip / 27th                                           406,000         765,000         71,000
  09/15/94     Huntsville / Old Monrovia Road                         613,000       1,157,000        135,000
  09/27/94     West Haven / Bull Hill Lane                            455,000         873,000      5,220,000
  09/30/94     San Francisco / Marin St.                            1,227,000       2,339,000      1,167,000
  09/30/94     Baltimore / Hillen Street                              580,000       1,095,000        107,000
  09/30/94     San Francisco /10th & Howard                         1,423,000       2,668,000        140,000
  09/30/94     Montebello / E. Whittier                               383,000         732,000         80,000
  09/30/94     Arlington / Collins                                    228,000         435,000        203,000
  09/30/94     Miami / S. W. 119th Ave                                656,000       1,221,000         37,000
  09/30/94     Blackwood / Erial Road                                 774,000       1,437,000         53,000
  09/30/94     Concord / Monument                                   1,092,000       2,027,000        236,000
  09/30/94     Rochester / Lee Road                                   469,000         871,000        115,000
  09/30/94     Houston / Bellaire                                     623,000       1,157,000         95,000
  09/30/94     Austin / Lamar Blvd                                    781,000       1,452,000         98,000
  09/30/94     Milwaukee / Lovers Lane Rd                             469,000         871,000         92,000
  09/30/94     Monterey / Del Rey Oaks                              1,093,000       1,897,000         74,000
  09/30/94     St. Petersburg / 66Th St.                              427,000         793,000         96,000
  09/30/94     Dayton Beach / N. Nova Road                            396,000         735,000         87,000
  09/30/94     Maple Shade / Route 38                                 994,000       1,846,000         80,000
  09/30/94     Marlton / Route 73 N.                                  938,000       1,742,000         59,000
  09/30/94     Naperville / E. Ogden Ave                              683,000       1,268,000         61,000
  09/30/94     Long Beach / South Street                            1,778,000       3,307,000        165,000
  09/30/94     Aloha / S. W. Shaw                                     805,000       1,495,000        100,000
  09/30/94     Alexandria / S. Pickett                              1,550,000       2,879,000        129,000
  09/30/94     Houston / Highway 6 North                            1,120,000       2,083,000        153,000
  09/30/94     San Antonio/Nacogdoches Rd                             571,000       1,060,000         85,000
  09/30/94     San Ramon/San Ramon Valley                           1,530,000       2,840,000        272,000
  09/30/94     San Rafael / Merrydale Rd                            1,705,000       3,165,000        161,000
  09/30/94     San Antonio / Austin Hwy                               592,000       1,098,000        114,000
  09/30/94     Sharonville / E. Kemper                                574,000       1,070,000         82,000
  10/07/94     Alcoa / Airport Plaza Drive                            543,000       1,017,000        104,000
  10/13/94     Davie / State Road 84                                  744,000       1,467,000        831,000
  10/13/94     Carrollton / Marsh Lane                                770,000       1,437,000      1,364,000
  10/31/94     Sherman Oaks / Van Nuys Blvd                         1,278,000       2,461,000        883,000



                                                                 Gross Carrying Amount
                                                                 At December 31, 1999
    Date                                                ----------------------------------------     Accumulated
  Acquired                Description             E      Land         Buildings         Total       Depreciation
------------------------------------------------------------------------------------------------------------------
STORAGE FACILITIES
  07/20/94     Milpitas / Dempsey Road                  1,080,000      2,671,000       3,751,000         650,000
  08/17/94     New Orleans/I-10                           672,000      1,691,000       2,363,000         394,000
  08/17/94     Beaverton / S. W. Denny Road               568,000      1,420,000       1,988,000         318,000
  08/17/94     Irwindale / Central Ave.                   578,000      1,414,000       1,992,000         322,000
  08/17/94     Suitland / St. Barnabas Rd               1,312,000      3,264,000       4,576,000         772,000
  08/17/94     North Brunswick / How Lane               1,062,000      2,554,000       3,616,000         565,000
  08/17/94     Lombard / 64th                             726,000      1,791,000       2,517,000         407,000
  08/17/94     Alsip / 27th                               348,000        894,000       1,242,000         218,000
  09/15/94     Huntsville / Old Monrovia Road             525,000      1,380,000       1,905,000         337,000
  09/27/94     West Haven / Bull Hill Lane              1,964,000      4,584,000       6,548,000         268,000
  09/30/94     San Francisco / Marin St.                1,371,000      3,362,000       4,733,000         750,000
  09/30/94     Baltimore / Hillen Street                  497,000      1,285,000       1,782,000         289,000
  09/30/94     San Francisco /10th & Howard             1,221,000      3,010,000       4,231,000         653,000
  09/30/94     Montebello / E. Whittier                   329,000        866,000       1,195,000         206,000
  09/30/94     Arlington / Collins                        195,000        671,000         866,000         198,000
  09/30/94     Miami / S. W. 119th Ave                    563,000      1,351,000       1,914,000         294,000
  09/30/94     Blackwood / Erial Road                     663,000      1,601,000       2,264,000         351,000
  09/30/94     Concord / Monument                         936,000      2,419,000       3,355,000         544,000
  09/30/94     Rochester / Lee Road                       402,000      1,053,000       1,455,000         238,000
  09/30/94     Houston / Bellaire                         534,000      1,341,000       1,875,000         300,000
  09/30/94     Austin / Lamar Blvd                        669,000      1,662,000       2,331,000         371,000
  09/30/94     Milwaukee / Lovers Lane Rd                 402,000      1,030,000       1,432,000         239,000
  09/30/94     Monterey / Del Rey Oaks                    903,000      2,161,000       3,064,000         516,000
  09/30/94     St. Petersburg / 66Th St.                  366,000        950,000       1,316,000         227,000
  09/30/94     Dayton Beach / N. Nova Road                339,000        879,000       1,218,000         205,000
  09/30/94     Maple Shade / Route 38                     852,000      2,068,000       2,920,000         459,000
  09/30/94     Marlton / Route 73 N.                      804,000      1,935,000       2,739,000         427,000
  09/30/94     Naperville / E. Ogden Ave                  585,000      1,427,000       2,012,000         324,000
  09/30/94     Long Beach / South Street                1,524,000      3,726,000       5,250,000         833,000
  09/30/94     Aloha / S. W. Shaw                         690,000      1,710,000       2,400,000         380,000
  09/30/94     Alexandria / S. Pickett                  1,329,000      3,229,000       4,558,000         693,000
  09/30/94     Houston / Highway 6 North                  960,000      2,396,000       3,356,000         553,000
  09/30/94     San Antonio/Nacogdoches Rd                 489,000      1,227,000       1,716,000         278,000
  09/30/94     San Ramon/San Ramon Valley               1,311,000      3,331,000       4,642,000         777,000
  09/30/94     San Rafael / Merrydale Rd                1,461,000      3,570,000       5,031,000         772,000
  09/30/94     San Antonio / Austin Hwy                   507,000      1,297,000       1,804,000         305,000
  09/30/94     Sharonville / E. Kemper                    492,000      1,234,000       1,726,000         282,000
  10/07/94     Alcoa / Airport Plaza Drive                465,000      1,199,000       1,664,000         316,000
  10/13/94     Davie / State Road 84                      638,000      2,404,000       3,042,000         515,000
  10/13/94     Carrollton / Marsh Lane                  1,022,000      2,549,000       3,571,000         530,000
  10/31/94     Sherman Oaks / Van Nuys Blvd             1,423,000      3,199,000       4,622,000         736,000

                                                                                                                 Adjustments
                                                                                                                  Resulting
                                                                                                                    from
                                                                         Initial Cost               Costs            the
                                                                    ---------------------------                  Acquisition
    Date                                                                          Buildings &     Subsequent     of Minority
  Acquired                Description             Encumbrances        Land       Improvements   to Acquisition    interests
---------------------------------------------------------------------------------------------------------------------------------
STORAGE FACILITIES
  12/19/94     Salt Lake City/West North Temple                       490,000         917,000         96,000
  12/27/94     Knoxville / Chapman Highway                            753,000       1,411,000        238,000
  12/28/94     Milpitas / Watson                                    1,575,000       2,925,000        121,000
  12/28/94     Las Vegas / Jones Blvd                               1,208,000       2,243,000        101,000
  12/28/94     Venice / Guthrie                                       578,000       1,073,000         73,000
  12/30/94     Apple Valley / Foliage Ave                             910,000       1,695,000        124,000
  01/04/95     Chula Vista / Main Street                              735,000       1,802,000        115,000
  01/05/95     Pantego / West Park                                    315,000         735,000        123,000
  01/12/95     Roswell / Alpharetta                                   423,000         993,000        131,000
  01/23/95     North Bergen / Tonne                                 1,564,000       3,772,000        178,000
  01/23/95     San Leandro / Hesperian                                734,000       1,726,000         74,000
  01/24/95     Nashville / Elm Hill                                   338,000         791,000        261,000
  02/03/95     Reno / S. Mccarron Blvd                              1,080,000       2,537,000        127,000
  02/15/95     Schiller Park                                        1,688,000       3,939,000        145,000
  02/15/95     Lansing                                              1,514,000       3,534,000         84,000
  02/15/95     Pleasanton                                           1,257,000       2,932,000         28,000
  02/15/95     LA/Sepulveda                                         1,453,000       3,390,000         81,000
  02/28/95     Decatur / Flat Shoal                                   970,000       2,288,000        266,000
  02/28/95     Smyrna / S. Cobb                                       663,000       1,559,000        136,000
  02/28/95     Downey / Bellflower                                    916,000       2,158,000         63,000
  02/28/95     Vallejo / Lincoln                                      445,000       1,052,000        104,000
  02/28/95     Lynnwood / 180th St                                    516,000       1,205,000        131,000
  02/28/95     Kent / Pacific Hwy                                     728,000       1,711,000         93,000
  02/28/95     Kirkland                                             1,254,000       2,932,000        130,000
  02/28/95     Federal Way/Pacific                                    785,000       1,832,000        203,000
  02/28/95     Tampa / S. Dale                                        791,000       1,852,000        164,000
  02/28/95     Burlingame/Adrian Rd                                 2,280,000       5,349,000        181,000
  02/28/95     Miami / Cloverleaf                                     606,000       1,426,000        102,000
  02/28/95     Pinole / San Pablo                                     639,000       1,502,000        173,000
  02/28/95     South Gate / Firestone                               1,442,000       3,449,000        221,000
  02/28/95     San Jose / Mabury                                      892,000       2,088,000         50,000
  02/28/95     La Puente / Valley Blvd                                591,000       1,390,000        166,000
  02/28/95     San Jose / Capitol E                                 1,215,000       2,852,000         83,000
  02/28/95     Milwaukie / 40th Street                                576,000       1,388,000         65,000
  02/28/95     Portland / N. Lombard                                  812,000       1,900,000        119,000
  02/28/95     Miami / Biscayne                                     1,313,000       3,076,000         78,000
  02/28/95     Chicago / Clark Street                                 442,000       1,031,000        137,000
  02/28/95     Palatine / Dundee                                      698,000       1,643,000        104,000
  02/28/95     Williamsville/Transit                                  284,000         670,000         94,000
  02/28/95     Amherst / Sheridan                                     484,000       1,151,000         89,000
  03/02/95     Everett / Highway 99                                   859,000       2,022,000        188,000



                                                                Gross Carrying Amount
                                                                At December 31, 1999
    Date                                               ----------------------------------------     Accumulated
  Acquired                Description                   Land         Buildings         Total       Depreciation
-----------------------------------------------------------------------------------------------------------------
STORAGE FACILITIES
  12/19/94     Salt Lake City/West North Temple          420,000      1,083,000       1,503,000         257,000
  12/27/94     Knoxville / Chapman Highway               645,000      1,757,000       2,402,000         417,000
  12/28/94     Milpitas / Watson                       1,350,000      3,271,000       4,621,000         696,000
  12/28/94     Las Vegas / Jones Blvd                  1,035,000      2,517,000       3,552,000         526,000
  12/28/94     Venice / Guthrie                          495,000      1,229,000       1,724,000         256,000
  12/30/94     Apple Valley / Foliage Ave                780,000      1,949,000       2,729,000         440,000
  01/04/95     Chula Vista / Main Street                 735,000      1,917,000       2,652,000         483,000
  01/05/95     Pantego / West Park                       315,000        858,000       1,173,000         210,000
  01/12/95     Roswell / Alpharetta                      423,000      1,124,000       1,547,000         257,000
  01/23/95     North Bergen / Tonne                    1,564,000      3,950,000       5,514,000         745,000
  01/23/95     San Leandro / Hesperian                   734,000      1,800,000       2,534,000         360,000
  01/24/95     Nashville / Elm Hill                      338,000      1,052,000       1,390,000         311,000
  02/03/95     Reno / S. Mccarron Blvd                 1,080,000      2,664,000       3,744,000         549,000
  02/15/95     Schiller Park                           1,688,000      4,084,000       5,772,000         642,000
  02/15/95     Lansing                                 1,514,000      3,618,000       5,132,000         545,000
  02/15/95     Pleasanton                              1,257,000      2,960,000       4,217,000         450,000
  02/15/95     LA/Sepulveda                            1,453,000      3,471,000       4,924,000         520,000
  02/28/95     Decatur / Flat Shoal                      970,000      2,554,000       3,524,000         562,000
  02/28/95     Smyrna / S. Cobb                          663,000      1,695,000       2,358,000         365,000
  02/28/95     Downey / Bellflower                       916,000      2,221,000       3,137,000         450,000
  02/28/95     Vallejo / Lincoln                         445,000      1,156,000       1,601,000         256,000
  02/28/95     Lynnwood / 180th St                       516,000      1,336,000       1,852,000         308,000
  02/28/95     Kent / Pacific Hwy                        728,000      1,804,000       2,532,000         374,000
  02/28/95     Kirkland                                1,254,000      3,062,000       4,316,000         604,000
  02/28/95     Federal Way/Pacific                       785,000      2,035,000       2,820,000         465,000
  02/28/95     Tampa / S. Dale                           791,000      2,016,000       2,807,000         429,000
  02/28/95     Burlingame/Adrian Rd                    2,280,000      5,530,000       7,810,000       1,087,000
  02/28/95     Miami / Cloverleaf                        606,000      1,528,000       2,134,000         324,000
  02/28/95     Pinole / San Pablo                        639,000      1,675,000       2,314,000         364,000
  02/28/95     South Gate / Firestone                  1,442,000      3,670,000       5,112,000         810,000
  02/28/95     San Jose / Mabury                         892,000      2,138,000       3,030,000         420,000
  02/28/95     La Puente / Valley Blvd                   591,000      1,556,000       2,147,000         352,000
  02/28/95     San Jose / Capitol E                    1,215,000      2,935,000       4,150,000         595,000
  02/28/95     Milwaukie / 40th Street                   579,000      1,450,000       2,029,000         297,000
  02/28/95     Portland / N. Lombard                     812,000      2,019,000       2,831,000         394,000
  02/28/95     Miami / Biscayne                        1,313,000      3,154,000       4,467,000         634,000
  02/28/95     Chicago / Clark Street                    442,000      1,168,000       1,610,000         255,000
  02/28/95     Palatine / Dundee                         698,000      1,747,000       2,445,000         366,000
  02/28/95     Williamsville/Transit                     284,000        764,000       1,048,000         165,000
  02/28/95     Amherst / Sheridan                        484,000      1,240,000       1,724,000         270,000
  03/02/95     Everett / Highway 99                      859,000      2,210,000       3,069,000         497,000

                                                                                                                 Adjustments
                                                                                                                  Resulting
                                                                                                                    from
                                                                         Initial Cost               Costs            the
                                                                    ---------------------------                  Acquisition
    Date                                                                          Buildings &     Subsequent     of Minority
  Acquired                Description             Encumbrances        Land       Improvements   to Acquisition    interests
----------------------------------------------------------------------------------------------------------------------------------
STORAGE FACILITIES
  03/02/95     Burien / 1St Ave South                                 763,000       1,783,000        214,000
  03/02/95     Kent / South 238th Street                              763,000       1,783,000        208,000
  03/31/95     Cheverly / Central Ave                                 911,000       2,164,000         98,000
  05/01/95     Sandy / S. State Street                              1,043,000       2,442,000        194,000
  05/03/95     Largo / Ulmerton Road                                  263,000         654,000        101,000
  05/08/95     Fairfield/Western Street                               439,000       1,030,000         51,000
  05/08/95     Dallas / W. Mockingbird                              1,440,000       3,371,000         90,000
  05/08/95     East Point / Lakewood                                  884,000       2,071,000        209,000
  05/25/95     Falls Church                                           350,000         835,000        183,000
  06/12/95     Baltimore / Old Waterloo                               769,000       1,850,000         70,000
  06/12/95     Pleasant Hill / Hookston                               766,000       1,848,000         54,000
  06/12/95     Mountain View/Old Middlefield                        2,095,000       4,913,000         57,000
  06/30/95     San Jose / Blossom Hill                              1,467,000       3,444,000        106,000
  06/30/95     Fairfield / Kings Highway                            1,811,000       4,273,000        155,000
  06/30/95     Pacoima / Paxton Street               1,293,000        840,000       1,976,000         66,000
  06/30/95     Portland / Prescott                                    647,000       1,509,000        125,000
  06/30/95     St. Petersburg                                         352,000         827,000        124,000
  06/30/95     Dallas / Audelia Road                                1,166,000       2,725,000        662,000
  06/30/95     Miami Gardens                                          823,000       1,929,000         87,000
  06/30/95     Grand Prairie / 19th                                   566,000       1,329,000         98,000
  06/30/95     Joliet / Jefferson Street                              501,000       1,181,000         95,000
  06/30/95     Bridgeton / Pennridge                                  283,000         661,000        107,000
  06/30/95     Portland / S.E.92nd                                    638,000       1,497,000        121,000
  06/30/95     Houston / S. W. Freeway                                537,000       1,254,000        100,000
  06/30/95     Milwaukee / Brown                                      358,000         849,000         85,000
  06/30/95     Orlando / W. Oak Ridge                                 698,000       1,642,000        138,000
  06/30/95     Lauderhill / State Road                                644,000       1,508,000         94,000
  06/30/95     Orange Park /Blanding Blvd                             394,000         918,000        123,000
  06/30/95     St. Petersburg /Joe's Creek                            704,000       1,642,000        102,000
  06/30/95     St. Louis / Page Service Drive                         531,000       1,241,000        103,000
  06/30/95     Independence /E. 42nd                                  438,000       1,023,000        121,000
  06/30/95     Cherry Hill / Dobbs Lane                               716,000       1,676,000         41,000
  06/30/95     Edgewater Park / Route 130                             683,000       1,593,000         56,000
  06/30/95     Beaverton / S. W. 110                                  572,000       1,342,000         85,000
  06/30/95     Markham / W. 159Th Place                               230,000         539,000         84,000
  06/30/95     Houston / N. W. Freeway                                447,000       1,066,000         95,000
  06/30/95     Portland / Gantenbein                                  537,000       1,262,000         87,000
  06/30/95     Upper Chichester/Market St.                            569,000       1,329,000         77,000
  06/30/95     Fort Worth / Hwy 80                                    379,000         891,000         80,000
  06/30/95     Greenfield/ S. 108th                                   728,000       1,707,000        114,000
  06/30/95     Altamonte Springs                                      566,000       1,326,000         76,000



                                                                Gross Carrying Amount
                                                                At December 31, 1999
    Date                                               ----------------------------------------     Accumulated
  Acquired                Description                   Land         Buildings         Total       Depreciation
-----------------------------------------------------------------------------------------------------------------
STORAGE FACILITIES
  03/02/95     Burien / 1St Ave South                    763,000      1,997,000       2,760,000         488,000
  03/02/95     Kent / South 238th Street                 763,000      1,991,000       2,754,000         462,000
  03/31/95     Cheverly / Central Ave                    911,000      2,262,000       3,173,000         436,000
  05/01/95     Sandy / S. State Street                 1,043,000      2,636,000       3,679,000         565,000
  05/03/95     Largo / Ulmerton Road                     263,000        755,000       1,018,000         202,000
  05/08/95     Fairfield/Western Street                  439,000      1,081,000       1,520,000         216,000
  05/08/95     Dallas / W. Mockingbird                 1,440,000      3,461,000       4,901,000         660,000
  05/08/95     East Point / Lakewood                     884,000      2,280,000       3,164,000         466,000
  05/25/95     Falls Church                              350,000      1,018,000       1,368,000         245,000
  06/12/95     Baltimore / Old Waterloo                  769,000      1,920,000       2,689,000         362,000
  06/12/95     Pleasant Hill / Hookston                  766,000      1,902,000       2,668,000         377,000
  06/12/95     Mountain View/Old Middlefield           2,095,000      4,970,000       7,065,000         922,000
  06/30/95     San Jose / Blossom Hill                 1,467,000      3,550,000       5,017,000         659,000
  06/30/95     Fairfield / Kings Highway               1,811,000      4,428,000       6,239,000         851,000
  06/30/95     Pacoima / Paxton Street                   840,000      2,042,000       2,882,000         387,000
  06/30/95     Portland / Prescott                       647,000      1,634,000       2,281,000         313,000
  06/30/95     St. Petersburg                            352,000        951,000       1,303,000         196,000
  06/30/95     Dallas / Audelia Road                   1,166,000      3,387,000       4,553,000         671,000
  06/30/95     Miami Gardens                             823,000      2,016,000       2,839,000         386,000
  06/30/95     Grand Prairie / 19th                      566,000      1,427,000       1,993,000         282,000
  06/30/95     Joliet / Jefferson Street                 501,000      1,276,000       1,777,000         262,000
  06/30/95     Bridgeton / Pennridge                     283,000        768,000       1,051,000         157,000
  06/30/95     Portland / S.E.92nd                       638,000      1,618,000       2,256,000         314,000
  06/30/95     Houston / S. W. Freeway                   537,000      1,354,000       1,891,000         260,000
  06/30/95     Milwaukee / Brown                         358,000        934,000       1,292,000         199,000
  06/30/95     Orlando / W. Oak Ridge                    698,000      1,780,000       2,478,000         355,000
  06/30/95     Lauderhill / State Road                   644,000      1,602,000       2,246,000         308,000
  06/30/95     Orange Park /Blanding Blvd                394,000      1,041,000       1,435,000         203,000
  06/30/95     St. Petersburg /Joe's Creek               704,000      1,744,000       2,448,000         334,000
  06/30/95     St. Louis / Page Service Drive            531,000      1,344,000       1,875,000         262,000
  06/30/95     Independence /E. 42nd                     438,000      1,144,000       1,582,000         234,000
  06/30/95     Cherry Hill / Dobbs Lane                  716,000      1,717,000       2,433,000         314,000
  06/30/95     Edgewater Park / Route 130                683,000      1,649,000       2,332,000         303,000
  06/30/95     Beaverton / S. W. 110                     572,000      1,427,000       1,999,000         266,000
  06/30/95     Markham / W. 159Th Place                  230,000        623,000         853,000         132,000
  06/30/95     Houston / N. W. Freeway                   447,000      1,161,000       1,608,000         252,000
  06/30/95     Portland / Gantenbein                     537,000      1,349,000       1,886,000         253,000
  06/30/95     Upper Chichester/Market St.               569,000      1,406,000       1,975,000         262,000
  06/30/95     Fort Worth / Hwy 80                       379,000        971,000       1,350,000         197,000
  06/30/95     Greenfield/ S. 108th                      728,000      1,821,000       2,549,000         354,000
  06/30/95     Altamonte Springs                         566,000      1,402,000       1,968,000         263,000

                                                                                                                 Adjustments
                                                                                                                  Resulting
                                                                                                                    from
                                                                         Initial Cost               Costs            the
                                                                    ---------------------------                  Acquisition
    Date                                                                          Buildings &     Subsequent     of Minority
  Acquired                Description             Encumbrances        Land       Improvements   to Acquisition    interests
----------------------------------------------------------------------------------------------------------------------------------
STORAGE FACILITIES
  06/30/95     East Hazel Crest / Halstead                            483,000       1,127,000        128,000
  06/30/95     Seattle / Delridge Way                                 760,000       1,779,000        120,000
  06/30/95     Elmhurst / Lake Frontage Rd                            748,000       1,758,000         78,000
  06/30/95     Los Angeles / Beverly Blvd                             787,000       1,886,000        202,000
  06/30/95     Lawrenceville / Brunswick                              841,000       1,961,000         70,000
  06/30/95     Richmond / Carlson                                     865,000       2,025,000        138,000
  06/30/95     Liverpool / Oswego Road                                545,000       1,279,000        112,000
  06/30/95     Rochester / East Ave                                   578,000       1,375,000         77,000
  06/30/95     Pasadena / E. Beltway                                  757,000       1,767,000         91,000
  07/13/95     Tarzana / Burbank Blvd                               2,895,000       6,823,000        326,000
  07/31/95     Orlando / Lakehurst                   1,017,000        450,000       1,063,000         98,000
  07/31/95     Livermore / Portola                   1,365,000        921,000       2,157,000        120,000
  07/31/95     San Jose / Tully                      1,687,000        912,000       2,137,000        152,000
  07/31/95     Mission Bay                           4,488,000      1,617,000       3,785,000        329,000
  07/31/95     Las Vegas / Decatur                                  1,147,000       2,697,000        125,000
  07/31/95     Pleasanton / Stanley                                 1,624,000       3,811,000         79,000
  07/31/95     Castro Valley / Grove                                  757,000       1,772,000         48,000
  07/31/95     Honolulu / Kaneohe                                   1,215,000       2,846,000      1,926,000
  07/31/95     Chicago / Wabash Ave                                   645,000       1,535,000        493,000
  07/31/95     Springfield / Parker                                   765,000       1,834,000         82,000
  07/31/95     Huntington Beach/Gotham                                765,000       1,808,000        126,000
  07/31/95     Tucker / Lawrenceville                                 630,000       1,480,000        138,000
  07/31/95     Marietta / Canton Road                                 600,000       1,423,000        129,000
  07/31/95     Wheeling / Hintz                                       450,000       1,054,000         74,000
  08/01/95     Gresham / Division                                     607,000       1,428,000         58,000
  08/01/95     Tucker / Lawrenceville                                 600,000       1,405,000        169,000
  08/01/95     Decatur / Covington                                    720,000       1,694,000        129,000
  08/11/95     Studio City/Ventura                                  1,285,000       3,015,000         63,000
  08/12/95     Smyrna / Hargrove Road                               1,020,000       3,038,000        277,000
  09/01/95     Hayward / Mission Blvd                               1,020,000       2,383,000         80,000
  09/01/95     Park City / Belvidier                                  600,000       1,405,000         49,000
  09/01/95     New Castle/Dupont Parkway                              990,000       2,369,000         78,000
  09/01/95     Las Vegas / Rainbow                                  1,050,000       2,459,000         67,000
  09/01/95     Mountain View                                          945,000       2,216,000         66,000
  09/01/95     Venice / Cadillac                                      930,000       2,182,000        132,000
  09/01/95     Simi Valley /Los Angeles                             1,590,000       3,724,000        126,000
  09/01/95     Spring Valley/Foreman                                1,095,000       2,572,000         89,000
  09/06/95     Darien / Frontage Road                                 975,000       2,321,000         67,000
  09/30/95     Van Nuys/Balboa Blvd                                 1,920,000       4,504,000        265,000
  10/31/95     San Lorenzo /Hesperian                               1,590,000       3,716,000        152,000
  10/31/95     Chicago / W. 47th Street                               300,000         708,000         93,000



                                                                Gross Carrying Amount
                                                                At December 31, 1999
    Date                                               ----------------------------------------     Accumulated
  Acquired                Description                   Land         Buildings         Total       Depreciation
-----------------------------------------------------------------------------------------------------------------
STORAGE FACILITIES
  06/30/95     East Hazel Crest / Halstead               483,000      1,255,000       1,738,000         240,000
  06/30/95     Seattle / Delridge Way                    760,000      1,899,000       2,659,000         363,000
  06/30/95     Elmhurst / Lake Frontage Rd               748,000      1,836,000       2,584,000         352,000
  06/30/95     Los Angeles / Beverly Blvd                787,000      2,088,000       2,875,000         453,000
  06/30/95     Lawrenceville / Brunswick                 841,000      2,031,000       2,872,000         378,000
  06/30/95     Richmond / Carlson                        865,000      2,163,000       3,028,000         414,000
  06/30/95     Liverpool / Oswego Road                   545,000      1,391,000       1,936,000         262,000
  06/30/95     Rochester / East Ave                      578,000      1,452,000       2,030,000         288,000
  06/30/95     Pasadena / E. Beltway                     757,000      1,858,000       2,615,000         344,000
  07/13/95     Tarzana / Burbank Blvd                  2,895,000      7,149,000      10,044,000       1,410,000
  07/31/95     Orlando / Lakehurst                       450,000      1,161,000       1,611,000         215,000
  07/31/95     Livermore / Portola                       921,000      2,277,000       3,198,000         432,000
  07/31/95     San Jose / Tully                          912,000      2,289,000       3,201,000         429,000
  07/31/95     Mission Bay                             1,617,000      4,114,000       5,731,000         843,000
  07/31/95     Las Vegas / Decatur                     1,147,000      2,822,000       3,969,000         530,000
  07/31/95     Pleasanton / Stanley                    1,624,000      3,890,000       5,514,000         713,000
  07/31/95     Castro Valley / Grove                     757,000      1,820,000       2,577,000         334,000
  07/31/95     Honolulu / Kaneohe                      2,133,000      3,854,000       5,987,000         571,000
  07/31/95     Chicago / Wabash Ave                      645,000      2,028,000       2,673,000         407,000
  07/31/95     Springfield / Parker                      765,000      1,916,000       2,681,000         367,000
  07/31/95     Huntington Beach/Gotham                   765,000      1,934,000       2,699,000         377,000
  07/31/95     Tucker / Lawrenceville                    630,000      1,618,000       2,248,000         323,000
  07/31/95     Marietta / Canton Road                    600,000      1,552,000       2,152,000         306,000
  07/31/95     Wheeling / Hintz                          450,000      1,128,000       1,578,000         221,000
  08/01/95     Gresham / Division                        607,000      1,486,000       2,093,000         280,000
  08/01/95     Tucker / Lawrenceville                    600,000      1,574,000       2,174,000         306,000
  08/01/95     Decatur / Covington                       720,000      1,823,000       2,543,000         359,000
  08/11/95     Studio City/Ventura                     1,285,000      3,078,000       4,363,000         569,000
  08/12/95     Smyrna / Hargrove Road                  1,020,000      3,315,000       4,335,000         571,000
  09/01/95     Hayward / Mission Blvd                  1,020,000      2,463,000       3,483,000         440,000
  09/01/95     Park City / Belvidier                     600,000      1,454,000       2,054,000         265,000
  09/01/95     New Castle/Dupont Parkway                 990,000      2,447,000       3,437,000         437,000
  09/01/95     Las Vegas / Rainbow                     1,050,000      2,526,000       3,576,000         461,000
  09/01/95     Mountain View                             945,000      2,282,000       3,227,000         412,000
  09/01/95     Venice / Cadillac                         930,000      2,314,000       3,244,000         441,000
  09/01/95     Simi Valley /Los Angeles                1,590,000      3,850,000       5,440,000         702,000
  09/01/95     Spring Valley/Foreman                   1,095,000      2,661,000       3,756,000         472,000
  09/06/95     Darien / Frontage Road                    975,000      2,388,000       3,363,000         459,000
  09/30/95     Van Nuys/Balboa Blvd                    1,920,000      4,769,000       6,689,000         633,000
  10/31/95     San Lorenzo /Hesperian                  1,590,000      3,868,000       5,458,000         446,000
  10/31/95     Chicago / W. 47th Street                  300,000        801,000       1,101,000         114,000

                                                                                                                 Adjustments
                                                                                                                  Resulting
                                                                                                                    from
                                                                         Initial Cost               Costs            the
                                                                    ---------------------------                  Acquisition
    Date                                                                          Buildings &     Subsequent     of Minority
  Acquired                Description             Encumbrances        Land       Improvements   to Acquisition    interests
---------------------------------------------------------------------------------------------------------------------------------
STORAGE FACILITIES
  10/31/95     Los Angeles / Eastern                                  455,000       1,070,000         96,000
  11/15/95     Costa Mesa - B                                         522,000       1,218,000         45,000
  11/15/95     Plano / E. 14th                                        705,000       1,646,000         43,000
  11/15/95     Citrus Heights/Sunrise                                 520,000       1,213,000         99,000
  11/15/95     Modesto/Briggsmore Ave                                 470,000       1,097,000         74,000
  11/15/95     So San Francisco/Spruce                              1,905,000       4,444,000        213,000
  11/15/95     Pacheco/Buchanan Circle                              1,681,000       3,951,000         86,000
  11/16/95     Palm Beach Gardens                                     657,000       1,540,000         86,000
  11/16/95     Delray Beach                                           600,000       1,407,000        121,000
  01/03/96     San Gabriel                                          1,005,000       2,345,000        182,000
  01/05/96     San Francisco, Second St.                            2,880,000       6,814,000         84,000
  01/12/96     San Antonio, TX                                        912,000       2,170,000         52,000
  02/29/96     Naples, FL/Old US 41                                   849,000       2,016,000         82,000
  02/29/96     Lake Worth, FL/S. Military Tr.                       1,782,000       4,723,000        104,000
  02/29/96     Brandon, FL/W Brandon Blvd.                          1,928,000       4,523,000        807,000
  02/29/96     Coral Springs FL/W Sample Rd.                        3,480,000       8,148,000        106,000
  02/29/96     Delray Beach FL/S Military                             941,000       2,222,000        141,000
  02/29/96     Jupiter FL/Military Trail                            2,280,000       5,347,000         72,000
  02/29/96     Lakeworth FL/Lake Worth Rd                             737,000       1,742,000        111,000
  02/29/96     New Port Richey FL/State rd 54                         857,000       2,025,000         93,000
  02/29/96     Pompano Beach FL/ W Copans                           1,601,000       3,756,000        142,000
  02/29/96     Sanford FL/S Orlando Dr                                734,000       1,749,000      1,813,000
  03/08/96     Atlanta/Roswell                                        898,000       3,649,000         47,000
  03/31/96     Oakland, CA                                          1,065,000       2,764,000        158,000
  03/31/96     Saratoga, CA                                         2,339,000       6,081,000         87,000
  03/31/96     Randallstown, MD                                     1,359,000       3,527,000         96,000
  03/31/96     Plano, TX                                              650,000       1,682,000         81,000
  03/31/96     Houston, TX                                            543,000       1,402,000         74,000
  03/31/96     Irvine, CA                                           1,920,000       4,975,000        322,000
  03/31/96     Milwaukee, WI                                          542,000       1,402,000         72,000
  03/31/96     Carrollton, TX                                         578,000       1,495,000         58,000
  03/31/96     Torrance, CA                                         1,415,000       3,675,000         80,000
  03/31/96     Jacksonville, FL                                       713,000       1,845,000         89,000
  03/31/96     Dallas, TX                                             315,000         810,000         68,000
  03/31/96     Houston, TX                                            669,000       1,724,000        235,000
  03/31/96     Baltimore, MD                                          842,000       2,180,000         64,000
  03/31/96     New Haven, CT                                          740,000       1,907,000         98,000
  04/01/96     Chicago/Pulaski                                        764,000       1,869,000        109,000
  04/01/96     Las Vegas/Desert Inn                                 1,115,000       2,729,000         87,000
  04/01/96     Torrance/Crenshaw                                      916,000       2,243,000         55,000
  04/01/96     Weymouth, WA state                                     485,000       1,187,000         67,000



                                                                Gross Carrying Amount
                                                                At December 31, 1999
    Date                                               ----------------------------------------     Accumulated
  Acquired                Description                   Land         Buildings         Total       Depreciation
-----------------------------------------------------------------------------------------------------------------
STORAGE FACILITIES
  10/31/95     Los Angeles / Eastern                     455,000      1,166,000       1,621,000         158,000
  11/15/95     Costa Mesa - B                            522,000      1,263,000       1,785,000         204,000
  11/15/95     Plano / E. 14th                           705,000      1,689,000       2,394,000         265,000
  11/15/95     Citrus Heights/Sunrise                    520,000      1,312,000       1,832,000         226,000
  11/15/95     Modesto/Briggsmore Ave                    470,000      1,171,000       1,641,000         197,000
  11/15/95     So San Francisco/Spruce                 1,905,000      4,657,000       6,562,000         725,000
  11/15/95     Pacheco/Buchanan Circle                 1,681,000      4,037,000       5,718,000         640,000
  11/16/95     Palm Beach Gardens                        657,000      1,626,000       2,283,000         307,000
  11/16/95     Delray Beach                              600,000      1,528,000       2,128,000         292,000
  01/03/96     San Gabriel                             1,005,000      2,527,000       3,532,000         455,000
  01/05/96     San Francisco, Second St.               2,880,000      6,898,000       9,778,000       1,101,000
  01/12/96     San Antonio, TX                           912,000      2,222,000       3,134,000         370,000
  02/29/96     Naples, FL/Old US 41                      849,000      2,098,000       2,947,000         331,000
  02/29/96     Lake Worth, FL/S. Military Tr.          1,782,000      4,827,000       6,609,000         754,000
  02/29/96     Brandon, FL/W Brandon Blvd.             1,928,000      5,330,000       7,258,000       1,023,000
  02/29/96     Coral Springs FL/W Sample Rd.           3,480,000      8,254,000      11,734,000       1,275,000
  02/29/96     Delray Beach FL/S Military                941,000      2,363,000       3,304,000         407,000
  02/29/96     Jupiter FL/Military Trail               2,280,000      5,419,000       7,699,000         826,000
  02/29/96     Lakeworth FL/Lake Worth Rd                737,000      1,853,000       2,590,000         317,000
  02/29/96     New Port Richey FL/State rd 54            857,000      2,118,000       2,975,000         351,000
  02/29/96     Pompano Beach FL/ W Copans              1,601,000      3,898,000       5,499,000         626,000
  02/29/96     Sanford FL/S Orlando Dr                   975,000      3,321,000       4,296,000         486,000
  03/08/96     Atlanta/Roswell                           898,000      3,696,000       4,594,000         569,000
  03/31/96     Oakland, CA                             1,065,000      2,922,000       3,987,000         459,000
  03/31/96     Saratoga, CA                            2,339,000      6,168,000       8,507,000         919,000
  03/31/96     Randallstown, MD                        1,359,000      3,623,000       4,982,000         560,000
  03/31/96     Plano, TX                                 650,000      1,763,000       2,413,000         283,000
  03/31/96     Houston, TX                               543,000      1,476,000       2,019,000         231,000
  03/31/96     Irvine, CA                              1,920,000      5,297,000       7,217,000         819,000
  03/31/96     Milwaukee, WI                             542,000      1,474,000       2,016,000         230,000
  03/31/96     Carrollton, TX                            578,000      1,553,000       2,131,000         243,000
  03/31/96     Torrance, CA                            1,415,000      3,755,000       5,170,000         582,000
  03/31/96     Jacksonville, FL                          713,000      1,934,000       2,647,000         305,000
  03/31/96     Dallas, TX                                315,000        878,000       1,193,000         146,000
  03/31/96     Houston, TX                               669,000      1,959,000       2,628,000         343,000
  03/31/96     Baltimore, MD                             842,000      2,244,000       3,086,000         344,000
  03/31/96     New Haven, CT                             740,000      2,005,000       2,745,000         308,000
  04/01/96     Chicago/Pulaski                           764,000      1,978,000       2,742,000         235,000
  04/01/96     Las Vegas/Desert Inn                    1,115,000      2,816,000       3,931,000         368,000
  04/01/96     Torrance/Crenshaw                         916,000      2,298,000       3,214,000         270,000
  04/01/96     Weymouth, WA state                        485,000      1,254,000       1,739,000          92,000

                                                                                                                 Adjustments
                                                                                                                  Resulting
                                                                                                                    from
                                                                         Initial Cost               Costs            the
                                                                    ---------------------------                  Acquisition
    Date                                                                          Buildings &     Subsequent     of Minority
  Acquired                Description             Encumbrances        Land       Improvements   to Acquisition    interests
---------------------------------------------------------------------------------------------------------------------------------
STORAGE FACILITIES
  04/01/96     St. Louis/Barrett Station Road                         630,000       1,542,000         59,000
  04/01/96     Rockville/Randolph                                   1,153,000       2,823,000         70,000
  04/01/96     Simi Valley/East Street                                970,000       2,374,000         35,000
  04/01/96     Houston/Westheimer                                   1,390,000       3,402,000        818,000
  04/03/96     Naples, FL                                           1,187,000       2,809,000        155,000
  06/26/96     Boca Raton FL                                        3,180,000       7,468,000        533,000
  06/28/96     Venice FL                                              669,000       1,575,000        107,000
  06/30/96     Las Vegas, NV                                          921,000       2,155,000        100,000
  06/30/96     Bedford Park, IL                                       606,000       1,419,000        104,000
  06/30/96     Los Angeles, CA                                        692,000       1,616,000         72,000
  06/30/96     Silver Spring, MD                                    1,513,000       3,535,000        120,000
  06/30/96     Newark, CA                                           1,051,000       2,458,000         43,000
  06/30/96     Brooklyn, NY                                           783,000       1,830,000        222,000
  07/02/96     Glen Burnie/Furnace Br Rd                            1,755,000       4,150,000         64,000
  07/22/96     Lakewood/W Hampton                                     717,000       2,092,000         48,000
  08/13/96     Norcross/Holcomb Bridge Rd                             955,000       3,117,000         44,000
  09/05/96     Spring Valley/S Pascack Rd                           1,260,000       2,966,000        151,000
  09/16/96     Dallas/Royal Lane                                    1,008,000       2,426,000         91,000
  09/16/96     Colorado Springs/Tomah Drive                           731,000       1,759,000         61,000
  09/16/96     Lewisville/S. Stemmons                                 603,000       1,451,000         78,000
  09/16/96     Las Vegas/Boulder Hwy.                                 947,000       2,279,000         71,000
  09/16/96     Sarasota/S. Tamiami Trail                              584,000       1,407,000         70,000
  09/16/96     Willow Grove/Maryland Road                             673,000       1,620,000         46,000
  09/16/96     Houston/W. Montgomery Rd.                              524,000       1,261,000         89,000
  09/16/96     Denver/W. Hampden                                    1,084,000       2,609,000         57,000
  09/16/96     Littleton/Southpark Way                                922,000       2,221,000         76,000
  09/16/96     Petaluma/Baywood Drive                                 861,000       2,074,000         68,000
  09/16/96     Canoga Park/Sherman Way                              1,543,000       3,716,000         74,000
  09/16/96     Jacksonville/South Lane Ave.                           554,000       1,334,000        111,000
  09/16/96     Newport News/Warwick Blvd.                             575,000       1,385,000         75,000
  09/16/96     Greenbrook/Route 22                                  1,227,000       2,954,000         97,000
  09/16/96     Monsey/Route 59                                      1,068,000       2,572,000         52,000
  09/16/96     Santa Rosa/Santa Rosa Ave.                             575,000       1,385,000         49,000
  09/16/96     Fort Worth/Brentwood Stair                             823,000       2,016,000         91,000
  09/16/96     Glendale/San Fernando Road                           2,500,000       6,124,000         51,000
  09/16/96     Houston/Harwin                                         549,000       1,344,000         85,000
  09/16/96     Irvine/Cowan Street                                  1,890,000       4,631,000         95,000
  09/16/96     Fairfield/Dixie Highway                                427,000       1,046,000         37,000
  09/16/96     Mesa/Country Club Drive                                701,000       1,718,000         68,000
  09/16/96     San Francisco/Geary Blvd.                            2,957,000       7,244,000        103,000
  09/16/96     Houston/Gulf Freeway                                   701,000       1,718,000         91,000



                                                                Gross Carrying Amount
                                                                At December 31, 1999
    Date                                               ----------------------------------------     Accumulated
  Acquired                Description                   Land         Buildings         Total       Depreciation
-----------------------------------------------------------------------------------------------------------------
STORAGE FACILITIES
  04/01/96     St. Louis/Barrett Station Road            630,000      1,601,000       2,231,000         173,000
  04/01/96     Rockville/Randolph                      1,153,000      2,893,000       4,046,000         329,000
  04/01/96     Simi Valley/East Street                   970,000      2,409,000       3,379,000         287,000
  04/01/96     Houston/Westheimer                      1,390,000      4,220,000       5,610,000         693,000
  04/03/96     Naples, FL                              1,187,000      2,964,000       4,151,000         479,000
  06/26/96     Boca Raton FL                           3,180,000      8,001,000      11,181,000       1,157,000
  06/28/96     Venice FL                                 669,000      1,682,000       2,351,000         270,000
  06/30/96     Las Vegas, NV                             921,000      2,255,000       3,176,000         346,000
  06/30/96     Bedford Park, IL                          606,000      1,523,000       2,129,000         246,000
  06/30/96     Los Angeles, CA                           692,000      1,688,000       2,380,000         247,000
  06/30/96     Silver Spring, MD                       1,513,000      3,655,000       5,168,000         531,000
  06/30/96     Newark, CA                              1,051,000      2,501,000       3,552,000         360,000
  06/30/96     Brooklyn, NY                              783,000      2,052,000       2,835,000         315,000
  07/02/96     Glen Burnie/Furnace Br Rd               1,755,000      4,214,000       5,969,000         602,000
  07/22/96     Lakewood/W Hampton                        716,000      2,141,000       2,857,000         301,000
  08/13/96     Norcross/Holcomb Bridge Rd                955,000      3,161,000       4,116,000         431,000
  09/05/96     Spring Valley/S Pascack Rd              1,260,000      3,117,000       4,377,000         458,000
  09/16/96     Dallas/Royal Lane                       1,008,000      2,517,000       3,525,000         331,000
  09/16/96     Colorado Springs/Tomah Drive              731,000      1,820,000       2,551,000         245,000
  09/16/96     Lewisville/S. Stemmons                    603,000      1,529,000       2,132,000         207,000
  09/16/96     Las Vegas/Boulder Hwy.                    947,000      2,350,000       3,297,000         312,000
  09/16/96     Sarasota/S. Tamiami Trail                 584,000      1,477,000       2,061,000         197,000
  09/16/96     Willow Grove/Maryland Road                673,000      1,666,000       2,339,000         219,000
  09/16/96     Houston/W. Montgomery Rd.                 524,000      1,350,000       1,874,000         184,000
  09/16/96     Denver/W. Hampden                       1,084,000      2,666,000       3,750,000         346,000
  09/16/96     Littleton/Southpark Way                   922,000      2,297,000       3,219,000         293,000
  09/16/96     Petaluma/Baywood Drive                    861,000      2,142,000       3,003,000         276,000
  09/16/96     Canoga Park/Sherman Way                 1,543,000      3,790,000       5,333,000         484,000
  09/16/96     Jacksonville/South Lane Ave.              554,000      1,445,000       1,999,000         208,000
  09/16/96     Newport News/Warwick Blvd.                575,000      1,460,000       2,035,000         194,000
  09/16/96     Greenbrook/Route 22                     1,227,000      3,051,000       4,278,000         397,000
  09/16/96     Monsey/Route 59                         1,068,000      2,624,000       3,692,000         334,000
  09/16/96     Santa Rosa/Santa Rosa Ave.                575,000      1,434,000       2,009,000         182,000
  09/16/96     Fort Worth/Brentwood Stair                823,000      2,107,000       2,930,000         285,000
  09/16/96     Glendale/San Fernando Road              2,500,000      6,175,000       8,675,000         779,000
  09/16/96     Houston/Harwin                            549,000      1,429,000       1,978,000         197,000
  09/16/96     Irvine/Cowan Street                     1,890,000      4,726,000       6,616,000         609,000
  09/16/96     Fairfield/Dixie Highway                   427,000      1,083,000       1,510,000         140,000
  09/16/96     Mesa/Country Club Drive                   701,000      1,786,000       2,487,000         229,000
  09/16/96     San Francisco/Geary Blvd.               2,957,000      7,347,000      10,304,000         930,000
  09/16/96     Houston/Gulf Freeway                      701,000      1,809,000       2,510,000         245,000

                                                                                                                 Adjustments
                                                                                                                  Resulting
                                                                                                                    from
                                                                         Initial Cost               Costs            the
                                                                    ---------------------------                  Acquisition
    Date                                                                          Buildings &     Subsequent     of Minority
  Acquired                Description             Encumbrances        Land       Improvements   to Acquisition    interests
----------------------------------------------------------------------------------------------------------------------------------
STORAGE FACILITIES
  09/16/96     Las Vegas/S. Decatur Blvd.                           1,037,000       2,539,000         74,000
  09/16/96     Tempe/McKellips Road                                   823,000       1,972,000        141,000
  09/16/96     Richland Hills/Airport Fwy.                            473,000       1,158,000        107,000
  10/11/96     Virginia Beach/Southern Blvd                           282,000         610,000        171,000
  10/11/96     Chesapeake/Military Hwy                                912,000       1,974,000        251,000
  10/11/96     Hampton/Pembroke Road                                1,080,000       2,346,000        274,000
  10/11/96     Norfolk/Widgeon Road                                 1,110,000       2,405,000        231,000
  10/11/96     Richmond/Bloom Lane                                  1,188,000       2,512,000        211,000
  10/11/96     Richmond/Midlothian Park                               762,000       1,588,000        321,000
  10/11/96     Roanoke/Peters Creek Road                              819,000       1,776,000        150,000
  10/11/96     Orlando/E Oakridge Rd                                  927,000       2,020,000        127,000
  10/11/96     Orlando/South Hwy 17-92                              1,170,000       2,549,000        131,000
  10/25/96     Austin/Renelli                                       1,710,000       3,990,000        146,000
  10/25/96     Austin/Santiago                                        900,000       2,100,000        114,000
  10/25/96     Dallas/East N.W. Highway                               698,000       1,628,000         85,000
  10/25/96     Dallas/Denton Drive                                    900,000       2,100,000         95,000
  10/25/96     Houston/Hempstead                                      518,000       1,207,000        154,000
  10/25/96     Pasadena/So. Shaver                                    420,000         980,000         91,000
  10/31/96     Houston/Joel Wheaton Rd                                465,000       1,085,000        125,000
  10/31/96     Mt Holly/541 Bypass                                    360,000         840,000         73,000
  11/13/96     Town East/Mesquite                                     330,000         770,000         80,000
  11/14/96     Bossier City LA                                        633,000       1,488,000         63,000
  12/05/96     Lake Forest/Bake Parkway                               971,000       2,173,000        548,000
  12/16/96     Cherry Hill/Old Cuthbert                               645,000       1,505,000        136,000
  12/16/96     Oklahoma City/SW 74th                                  375,000         875,000         83,000
  12/16/96     Oklahoma City/S Santa Fe                               360,000         840,000         90,000
  12/16/96     Oklahoma City/S. May                                   360,000         840,000         90,000
  12/16/96     Arlington/S. Watson Rd.                                930,000       2,170,000        309,000
  12/16/96     Richardson/E. Arapaho                                1,290,000       3,010,000        138,000
  12/23/96     Upper Darby/Lansdowne                                  899,000       2,272,000         72,000
  12/23/96     Plymouth Meeting /Chemical                           1,109,000       2,802,000         61,000
  12/23/96     Philadelphia/Byberry                                 1,019,000       2,575,000         73,000
  12/23/96     Ft. Lauderdale/State Road                            1,199,000       3,030,000         87,000
  12/23/96     Englewood/Costilla                                   1,739,000       4,393,000         56,000
  12/23/96     Lilburn/Beaver Ruin Road                               600,000       1,515,000         57,000
  12/23/96     Carmichael/Fair Oaks                                   809,000       2,045,000         86,000
  12/23/96     Portland/Division Street                               989,000       2,499,000         81,000
  12/23/96     Napa/Industrial                                        660,000       1,666,000         81,000
  12/23/96     Wheatridge/W. 44th Avenue                            1,439,000       3,636,000         49,000
  12/23/96     Las Vegas/Charleston                                 1,049,000       2,651,000         49,000
  12/23/96     Las Vegas/South Arvill                                 929,000       2,348,000         51,000



                                                                Gross Carrying Amount
                                                                At December 31, 1999
    Date                                               ----------------------------------------     Accumulated
  Acquired                Description                   Land         Buildings         Total       Depreciation
-----------------------------------------------------------------------------------------------------------------
STORAGE FACILITIES
  09/16/96     Las Vegas/S. Decatur Blvd.              1,037,000      2,613,000       3,650,000         344,000
  09/16/96     Tempe/McKellips Road                      823,000      2,113,000       2,936,000         275,000
  09/16/96     Richland Hills/Airport Fwy.               473,000      1,265,000       1,738,000         179,000
  10/11/96     Virginia Beach/Southern Blvd              282,000        781,000       1,063,000         144,000
  10/11/96     Chesapeake/Military Hwy                   912,000      2,225,000       3,137,000         343,000
  10/11/96     Hampton/Pembroke Road                   1,080,000      2,620,000       3,700,000         421,000
  10/11/96     Norfolk/Widgeon Road                    1,110,000      2,636,000       3,746,000         405,000
  10/11/96     Richmond/Bloom Lane                     1,188,000      2,723,000       3,911,000         399,000
  10/11/96     Richmond/Midlothian Park                  762,000      1,909,000       2,671,000         350,000
  10/11/96     Roanoke/Peters Creek Road                 819,000      1,926,000       2,745,000         285,000
  10/11/96     Orlando/E Oakridge Rd                     927,000      2,147,000       3,074,000         300,000
  10/11/96     Orlando/South Hwy 17-92                 1,170,000      2,680,000       3,850,000         363,000
  10/25/96     Austin/Renelli                          1,710,000      4,136,000       5,846,000         556,000
  10/25/96     Austin/Santiago                           900,000      2,214,000       3,114,000         311,000
  10/25/96     Dallas/East N.W. Highway                  698,000      1,713,000       2,411,000         230,000
  10/25/96     Dallas/Denton Drive                       900,000      2,195,000       3,095,000         299,000
  10/25/96     Houston/Hempstead                         518,000      1,361,000       1,879,000         211,000
  10/25/96     Pasadena/So. Shaver                       420,000      1,071,000       1,491,000         149,000
  10/31/96     Houston/Joel Wheaton Rd                   465,000      1,210,000       1,675,000         164,000
  10/31/96     Mt Holly/541 Bypass                       360,000        913,000       1,273,000         121,000
  11/13/96     Town East/Mesquite                        330,000        850,000       1,180,000         116,000
  11/14/96     Bossier City LA                           633,000      1,551,000       2,184,000         209,000
  12/05/96     Lake Forest/Bake Parkway                  973,000      2,719,000       3,692,000         251,000
  12/16/96     Cherry Hill/Old Cuthbert                  645,000      1,641,000       2,286,000         219,000
  12/16/96     Oklahoma City/SW 74th                     375,000        958,000       1,333,000         130,000
  12/16/96     Oklahoma City/S Santa Fe                  360,000        930,000       1,290,000         128,000
  12/16/96     Oklahoma City/S. May                      360,000        930,000       1,290,000         130,000
  12/16/96     Arlington/S. Watson Rd.                   930,000      2,479,000       3,409,000         333,000
  12/16/96     Richardson/E. Arapaho                   1,290,000      3,148,000       4,438,000         405,000
  12/23/96     Upper Darby/Lansdowne                     899,000      2,344,000       3,243,000         294,000
  12/23/96     Plymouth Meeting /Chemical              1,109,000      2,863,000       3,972,000         137,000
  12/23/96     Philadelphia/Byberry                    1,019,000      2,648,000       3,667,000         337,000
  12/23/96     Ft. Lauderdale/State Road               1,199,000      3,117,000       4,316,000         391,000
  12/23/96     Englewood/Costilla                      1,739,000      4,449,000       6,188,000         544,000
  12/23/96     Lilburn/Beaver Ruin Road                  600,000      1,572,000       2,172,000         195,000
  12/23/96     Carmichael/Fair Oaks                      809,000      2,131,000       2,940,000         268,000
  12/23/96     Portland/Division Street                  989,000      2,580,000       3,569,000         321,000
  12/23/96     Napa/Industrial                           660,000      1,747,000       2,407,000         230,000
  12/23/96     Wheatridge/W. 44th Avenue               1,439,000      3,685,000       5,124,000         451,000
  12/23/96     Las Vegas/Charleston                    1,049,000      2,700,000       3,749,000         337,000
  12/23/96     Las Vegas/South Arvill                    929,000      2,399,000       3,328,000         303,000

                                                                                                                 Adjustments
                                                                                                                  Resulting
                                                                                                                    from
                                                                         Initial Cost               Costs            the
                                                                    ---------------------------                  Acquisition
    Date                                                                          Buildings &     Subsequent     of Minority
  Acquired                Description             Encumbrances        Land       Improvements   to Acquisition    interests
---------------------------------------------------------------------------------------------------------------------------------
STORAGE FACILITIES
  12/23/96     Los Angeles/Santa Monica                             3,328,000       8,407,000         98,000
  12/23/96     Warren/Schoenherr Rd.                                  749,000       1,894,000         67,000
  12/23/96     Portland/N.E. 71st Avenue                              869,000       2,196,000        114,000
  12/23/96     Seattle/Pacific Hwy. South                             689,000       1,742,000         92,000
  12/23/96     Broadview/S. 25th Avenue                             1,289,000       3,257,000         96,000
  12/23/96     Winter Springs/W. St. Rte 434                          689,000       1,742,000         66,000
  12/23/96     Tampa/15th Street                                      420,000       1,060,000        115,000
  12/23/96     Pompano Beach/S. Dixie Hwy.                            930,000       2,292,000        119,000
  12/23/96     Overland Park/Mastin                                   990,000       2,440,000         47,000
  12/23/96     Nashville/Dickerson Pike                               990,000       2,440,000        106,000
  12/23/96     Madison/Gallatin Road                                  780,000       1,922,000        122,000
  12/23/96     Auburn/R Street                                        690,000       1,700,000        103,000
  12/23/96     Federal Heights/W. 48th Ave.                           720,000       1,774,000         31,000
  12/23/96     Decatur/Covington                                      930,000       2,292,000         66,000
  12/23/96     Forest Park/Jonesboro Rd.                              540,000       1,331,000         83,000
  12/23/96     Mangonia Park/Australian Ave.                          840,000       2,070,000         86,000
  12/23/96     Whittier/Colima                                        540,000       1,331,000         52,000
  12/23/96     Kent/Pacific Hwy South                                 930,000       2,292,000         98,000
  12/23/96     Topeka/8th Street                                      150,000         370,000         82,000
  12/23/96     Denver East Evans                                    1,740,000       4,288,000         93,000
  12/23/96     Pittsburgh/California Ave.                             630,000       1,552,000         69,000
  12/23/96     Ft. Lauderdale/Powerline                               660,000       1,626,000        119,000
  12/23/96     Philadelphia/Oxford                                    900,000       2,218,000         54,000
  12/23/96     Dallas/Lemmon Ave.                                   1,710,000       4,214,000         93,000
  12/23/96     Eagle Rock/Colorado                                    330,000         813,000         28,000
  12/23/96     Alsip/115th Street                                     750,000       1,848,000        105,000
  12/23/96     Green Acres/Jog Road                                   600,000       1,479,000         59,000
  12/23/96     Pompano Beach/Sample Road                            1,320,000       3,253,000         93,000
  12/23/96     Wyndmoor/Ivy Hill                                    2,160,000       5,323,000         95,000
  12/23/96     W. Palm Beach/Belvedere                                960,000       2,366,000        101,000
  12/23/96     Renton  174th St.                                      960,000       2,366,000         71,000
  12/23/96     Sacramento/Northgate                                 1,021,000       2,647,000         71,000
  12/23/96     Phoenix/19th Avenue                                    991,000       2,569,000         80,000
  12/23/96     Bedford Park/Cicero                                  1,321,000       3,426,000        113,000
  12/23/96     Lake Worth/Lake Worth                                1,111,000       2,880,000         88,000
  12/23/96     Arlington/Algonquin                                    991,000       2,569,000        129,000
  12/23/96     Seattle/15th Avenue NE                                 781,000       2,024,000         81,000
  12/23/96     Southington/Spring                                     811,000       2,102,000         85,000
  12/23/96     Clifton/Broad Street                                 1,411,000       3,659,000         60,000
  12/23/96     Hillside/Glenwood                                      563,000       4,051,000        131,000
  12/30/96     Concorde/Treat                                       1,396,000       3,258,000         75,000



                                                                Gross Carrying Amount
                                                                At December 31, 1999
    Date                                               ----------------------------------------     Accumulated
  Acquired                Description                   Land         Buildings         Total       Depreciation
-----------------------------------------------------------------------------------------------------------------
STORAGE FACILITIES
  12/23/96     Los Angeles/Santa Monica                3,328,000      8,505,000      11,833,000       1,047,000
  12/23/96     Warren/Schoenherr Rd.                     749,000      1,961,000       2,710,000         250,000
  12/23/96     Portland/N.E. 71st Avenue                 869,000      2,310,000       3,179,000         297,000
  12/23/96     Seattle/Pacific Hwy. South                689,000      1,834,000       2,523,000         235,000
  12/23/96     Broadview/S. 25th Avenue                1,289,000      3,353,000       4,642,000         417,000
  12/23/96     Winter Springs/W. St. Rte 434             689,000      1,808,000       2,497,000         233,000
  12/23/96     Tampa/15th Street                         420,000      1,175,000       1,595,000         156,000
  12/23/96     Pompano Beach/S. Dixie Hwy.               930,000      2,411,000       3,341,000         325,000
  12/23/96     Overland Park/Mastin                      990,000      2,487,000       3,477,000         313,000
  12/23/96     Nashville/Dickerson Pike                  990,000      2,546,000       3,536,000         324,000
  12/23/96     Madison/Gallatin Road                     780,000      2,044,000       2,824,000         269,000
  12/23/96     Auburn/R Street                           690,000      1,803,000       2,493,000         234,000
  12/23/96     Federal Heights/W. 48th Ave.              720,000      1,805,000       2,525,000         223,000
  12/23/96     Decatur/Covington                         930,000      2,358,000       3,288,000         294,000
  12/23/96     Forest Park/Jonesboro Rd.                 540,000      1,414,000       1,954,000         194,000
  12/23/96     Mangonia Park/Australian Ave.             840,000      2,156,000       2,996,000         271,000
  12/23/96     Whittier/Colima                           540,000      1,383,000       1,923,000         179,000
  12/23/96     Kent/Pacific Hwy South                    930,000      2,390,000       3,320,000         305,000
  12/23/96     Topeka/8th Street                         150,000        452,000         602,000          68,000
  12/23/96     Denver East Evans                       1,740,000      4,381,000       6,121,000         547,000
  12/23/96     Pittsburgh/California Ave.                630,000      1,621,000       2,251,000         213,000
  12/23/96     Ft. Lauderdale/Powerline                  660,000      1,745,000       2,405,000         237,000
  12/23/96     Philadelphia/Oxford                       900,000      2,272,000       3,172,000         287,000
  12/23/96     Dallas/Lemmon Ave.                      1,710,000      4,307,000       6,017,000         535,000
  12/23/96     Eagle Rock/Colorado                       330,000        841,000       1,171,000         107,000
  12/23/96     Alsip/115th Street                        750,000      1,953,000       2,703,000         266,000
  12/23/96     Green Acres/Jog Road                      600,000      1,538,000       2,138,000         198,000
  12/23/96     Pompano Beach/Sample Road               1,320,000      3,346,000       4,666,000         422,000
  12/23/96     Wyndmoor/Ivy Hill                       2,160,000      5,418,000       7,578,000         663,000
  12/23/96     W. Palm Beach/Belvedere                   960,000      2,467,000       3,427,000         312,000
  12/23/96     Renton  174th St.                         960,000      2,437,000       3,397,000         309,000
  12/23/96     Sacramento/Northgate                    1,021,000      2,718,000       3,739,000         347,000
  12/23/96     Phoenix/19th Avenue                       991,000      2,649,000       3,640,000         320,000
  12/23/96     Bedford Park/Cicero                     1,321,000      3,539,000       4,860,000         441,000
  12/23/96     Lake Worth/Lake Worth                   1,111,000      2,968,000       4,079,000         370,000
  12/23/96     Arlington/Algonquin                       991,000      2,698,000       3,689,000         352,000
  12/23/96     Seattle/15th Avenue NE                    781,000      2,105,000       2,886,000         263,000
  12/23/96     Southington/Spring                        811,000      2,187,000       2,998,000         282,000
  12/23/96     Clifton/Broad Street                    1,411,000      3,719,000       5,130,000         457,000
  12/23/96     Hillside/Glenwood                         563,000      4,182,000       4,745,000         540,000
  12/30/96     Concorde/Treat                          1,396,000      3,333,000       4,729,000         413,000

                                                                                                                 Adjustments
                                                                                                                  Resulting
                                                                                                                    from
                                                                         Initial Cost               Costs            the
                                                                    ---------------------------                  Acquisition
    Date                                                                          Buildings &     Subsequent     of Minority
  Acquired                Description             Encumbrances        Land       Improvements   to Acquisition    interests
----------------------------------------------------------------------------------------------------------------------------------
STORAGE FACILITIES
  12/30/96     Virginia Beach                                         535,000       1,248,000         63,000
  12/30/96     San Mateo                                            2,408,000       5,619,000         97,000
  01/22/97     Austin, 1033 E. 41 Street                              257,000       3,633,000         21,000
  04/12/97     Annandale / Backlick                                   955,000       2,229,000        267,000
  04/12/97     Ft. Worth / West Freeway                               667,000       1,556,000        207,000
  04/12/97     Campbell / S. Curtner                                2,550,000       5,950,000        599,000
  04/12/97     Aurora / S. Idalia                                   1,002,000       2,338,000        263,000
  04/12/97     Santa Cruz / Capitola                                1,037,000       2,420,000        269,000
  04/12/97     Indianapolis / Lafayette Road                          682,000       1,590,000        227,000
  04/12/97     Indianapolis / Route 31                                619,000       1,444,000        198,000
  04/12/97     Farmingdale / Broad Hollow Rd.                       1,568,000       3,658,000        453,000
  04/12/97     Tyson's Corner / Springhill Rd.                      3,861,000       9,010,000        961,000
  04/12/97     Fountain Valley / Newhope                            1,137,000       2,653,000        283,000
  04/12/97     Dallas / Winsted                                     1,375,000       3,209,000        396,000
  04/12/97     Columbia / Broad River Rd.                             121,000         282,000         97,000
  04/12/97     Livermore / S. Front Road                              876,000       2,044,000        144,000
  04/12/97     Garland / Plano                                        889,000       2,073,000        172,000
  04/12/97     San Jose / Story Road                                1,352,000       3,156,000        241,000
  04/12/97     Aurora / Abilene                                     1,406,000       3,280,000        275,000
  04/12/97     Antioch / Sunset Drive                               1,035,000       2,416,000        167,000
  04/12/97     Rancho Cordova / Sunrise                             1,048,000       2,445,000        224,000
  04/12/97     Berlin / Wilbur Cross                                  756,000       1,764,000        187,000
  04/12/97     Whittier / Whittier Blvd.                              648,000       1,513,000        103,000
  04/12/97     Peabody / Newbury Street                             1,159,000       2,704,000        199,000
  04/12/97     Denver / Blake                                         602,000       1,405,000        122,000
  04/12/97     Evansville / Green River Road                          470,000       1,096,000        106,000
  04/12/97     Burien / First Ave.                                    792,000       1,847,000        162,000
  04/12/97     Rancho Cordova / Mather Field                          494,000       1,153,000        118,000
  04/12/97     Sugar Land / Eldridge                                  705,000       1,644,000        153,000
  04/12/97     Columbus / Eastland Drive                              602,000       1,405,000        138,000
  04/12/97     Slickerville / Black Horse Pike                        539,000       1,258,000        151,000
  04/12/97     Seattle / Aurora                                     1,145,000       2,671,000        201,000
  04/12/97     Gaithersburg / Christopher Ave.                        972,000       2,268,000        203,000
  04/12/97     Manchester / Tolland Turnpike                          807,000       1,883,000        158,000
  06/25/97     Kirkland-Totem                                       2,131,000       4,972,000        105,000
  06/25/97     Indianapolis                                           471,000       1,098,000         26,000
  06/25/97     Dallas                                                 699,000       1,631,000         33,000
  06/25/97     Atlanta                                              1,183,000       2,761,000         11,000
  06/25/97     Bensalem                                             1,159,000       2,705,000         (6,000)
  06/25/97     Evansville                                             429,000       1,000,000          6,000
  06/25/97     Austin                                                 813,000       1,897,000          8,000



                                                               Gross Carrying Amount
                                                               At December 31, 1999
    Date                                              ----------------------------------------     Accumulated
  Acquired                Description                  Land         Buildings         Total       Depreciation
----------------------------------------------------------------------------------------------------------------
STORAGE FACILITIES
  12/30/96     Virginia Beach                           535,000      1,311,000       1,846,000         172,000
  12/30/96     San Mateo                              2,408,000      5,716,000       8,124,000         699,000
  01/22/97     Austin, 1033 E. 41 Street                257,000      3,654,000       3,911,000         408,000
  04/12/97     Annandale / Backlick                     955,000      2,496,000       3,451,000         270,000
  04/12/97     Ft. Worth / West Freeway                 667,000      1,763,000       2,430,000         200,000
  04/12/97     Campbell / S. Curtner                  2,550,000      6,549,000       9,099,000         699,000
  04/12/97     Aurora / S. Idalia                     1,002,000      2,601,000       3,603,000         284,000
  04/12/97     Santa Cruz / Capitola                  1,037,000      2,689,000       3,726,000         292,000
  04/12/97     Indianapolis / Lafayette Road            682,000      1,817,000       2,499,000         206,000
  04/12/97     Indianapolis / Route 31                  619,000      1,642,000       2,261,000         188,000
  04/12/97     Farmingdale / Broad Hollow Rd.         1,568,000      4,111,000       5,679,000         459,000
  04/12/97     Tyson's Corner / Springhill Rd.        3,861,000      9,971,000      13,832,000       1,064,000
  04/12/97     Fountain Valley / Newhope              1,137,000      2,936,000       4,073,000         315,000
  04/12/97     Dallas / Winsted                       1,375,000      3,605,000       4,980,000         397,000
  04/12/97     Columbia / Broad River Rd.               121,000        379,000         500,000          59,000
  04/12/97     Livermore / S. Front Road                876,000      2,188,000       3,064,000         239,000
  04/12/97     Garland / Plano                          889,000      2,245,000       3,134,000         251,000
  04/12/97     San Jose / Story Road                  1,352,000      3,397,000       4,749,000         369,000
  04/12/97     Aurora / Abilene                       1,406,000      3,555,000       4,961,000         376,000
  04/12/97     Antioch / Sunset Drive                 1,035,000      2,583,000       3,618,000         283,000
  04/12/97     Rancho Cordova / Sunrise               1,048,000      2,669,000       3,717,000         289,000
  04/12/97     Berlin / Wilbur Cross                    756,000      1,951,000       2,707,000         222,000
  04/12/97     Whittier / Whittier Blvd.                648,000      1,616,000       2,264,000         177,000
  04/12/97     Peabody / Newbury Street               1,159,000      2,903,000       4,062,000         318,000
  04/12/97     Denver / Blake                           602,000      1,527,000       2,129,000         169,000
  04/12/97     Evansville / Green River Road            470,000      1,202,000       1,672,000         139,000
  04/12/97     Burien / First Ave.                      792,000      2,009,000       2,801,000         223,000
  04/12/97     Rancho Cordova / Mather Field            494,000      1,271,000       1,765,000         151,000
  04/12/97     Sugar Land / Eldridge                    705,000      1,797,000       2,502,000         206,000
  04/12/97     Columbus / Eastland Drive                602,000      1,543,000       2,145,000         178,000
  04/12/97     Slickerville / Black Horse Pike          539,000      1,409,000       1,948,000         152,000
  04/12/97     Seattle / Aurora                       1,145,000      2,872,000       4,017,000         312,000
  04/12/97     Gaithersburg / Christopher Ave.          972,000      2,471,000       3,443,000         270,000
  04/12/97     Manchester / Tolland Turnpike            807,000      2,041,000       2,848,000         229,000
  06/25/97     Kirkland-Totem                         2,131,000      5,077,000       7,208,000         514,000
  06/25/97     Indianapolis                             471,000      1,124,000       1,595,000         120,000
  06/25/97     Dallas                                   699,000      1,664,000       2,363,000         177,000
  06/25/97     Atlanta                                1,183,000      2,772,000       3,955,000         284,000
  06/25/97     Bensalem                               1,159,000      2,699,000       3,858,000         278,000
  06/25/97     Evansville                               429,000      1,006,000       1,435,000         106,000
  06/25/97     Austin                                   813,000      1,905,000       2,718,000         197,000

                                                                                                                 Adjustments
                                                                                                                  Resulting
                                                                                                                    from
                                                                         Initial Cost               Costs            the
                                                                    ---------------------------                  Acquisition
    Date                                                                          Buildings &     Subsequent     of Minority
  Acquired                Description             Encumbrances        Land       Improvements   to Acquisition    interests
---------------------------------------------------------------------------------------------------------------------------------
STORAGE FACILITIES
  06/25/97     Harbor City                                          1,244,000       2,904,000         66,000
  06/25/97     Birmingham                                             539,000       1,258,000         26,000
  06/25/97     Sacramento                                             489,000       1,396,000       (255,000)
  06/25/97     Carrollton                                             441,000       1,029,000          3,000
  06/25/97     La Habra                                               822,000       1,918,000         18,000
  06/25/97     Lombard                                              1,527,000       3,564,000      1,678,000
  06/25/97     Fairfield                                              740,000       1,727,000         (3,000)
  06/25/97     Seattle                                              1,498,000       3,494,000        192,000
  06/25/97     Bellevue                                             1,653,000       3,858,000         16,000
  06/25/97     Citrus Heights                                         642,000       1,244,000        355,000
  06/25/97     San Jose                                             1,273,000       2,971,000        (35,000)
  06/25/97     Stanton                                                948,000       2,212,000        (23,000)
  06/25/97     Garland                                                486,000       1,135,000          7,000
  06/25/97     Westford                                               857,000       1,999,000          5,000
  06/25/97     Dallas                                               1,627,000       3,797,000        455,000
  06/25/97     Wheat Ridge                                          1,054,000       2,459,000        277,000
  06/25/97     Berlin                                                 825,000       1,925,000        205,000
  06/25/97     Gretna                                               1,069,000       2,494,000        327,000
  06/25/97     Spring                                                 461,000       1,077,000        145,000
  06/25/97     Sacramento                                             592,000       1,380,000        828,000
  06/25/97     Houston/South Dairyashford                             856,000       1,997,000        252,000
  06/25/97     Naperville                                           1,108,000       2,585,000        301,000
  06/25/97     Carrollton                                           1,158,000       2,702,000        362,000
  06/25/97     Waipahu                                              1,620,000       3,780,000        434,000
  06/25/97     Davis                                                  628,000       1,465,000        182,000
  06/25/97     Decatur                                                951,000       2,220,000        276,000
  06/25/97     Jacksonville                                           653,000       1,525,000        215,000
  06/25/97     Chicoppe                                               663,000       1,546,000        237,000
  06/25/97     Alexandria                                           1,533,000       3,576,000        392,000
  06/25/97     Houston/Veterans Memorial Dr.                          458,000       1,070,000        139,000
  06/25/97     Los Angeles/Olympic                                  4,392,000      10,247,000      1,168,000
  06/25/97     Littleton                                            1,340,000       3,126,000        375,000
  06/25/97     Metairie                                             1,229,000       2,868,000        388,000
  06/25/97     Louisville                                             717,000       1,672,000        219,000
  06/25/97     East Hazel Crest                                       753,000       1,757,000        231,000
  06/25/97     Edmonds                                              1,187,000       2,770,000        365,000
  06/25/97     Foster City                                          1,064,000       2,483,000        294,000
  06/25/97     Chicago                                              1,160,000       2,708,000        337,000
  06/25/97     Philadelphia                                           924,000       2,155,000        259,000
  06/25/97     Dallas/Vilbig Rd.                                      508,000       1,184,000        184,000
  06/25/97     Staten Island                                        1,676,000       3,910,000        475,000



                                                                Gross Carrying Amount
                                                                At December 31, 1999
    Date                                               ----------------------------------------     Accumulated
  Acquired                Description                   Land         Buildings         Total       Depreciation
-----------------------------------------------------------------------------------------------------------------
STORAGE FACILITIES
  06/25/97     Harbor City                             1,244,000      2,970,000       4,214,000         322,000
  06/25/97     Birmingham                                539,000      1,284,000       1,823,000         137,000
  06/25/97     Sacramento                                489,000      1,141,000       1,630,000         119,000
  06/25/97     Carrollton                                441,000      1,032,000       1,473,000         109,000
  06/25/97     La Habra                                  822,000      1,936,000       2,758,000         200,000
  06/25/97     Lombard                                 2,047,000      4,722,000       6,769,000         427,000
  06/25/97     Fairfield                                 740,000      1,724,000       2,464,000         180,000
  06/25/97     Seattle                                 1,498,000      3,686,000       5,184,000         417,000
  06/25/97     Bellevue                                1,653,000      3,874,000       5,527,000         407,000
  06/25/97     Citrus Heights                            642,000      1,599,000       2,241,000         164,000
  06/25/97     San Jose                                1,273,000      2,936,000       4,209,000         299,000
  06/25/97     Stanton                                   948,000      2,189,000       3,137,000         223,000
  06/25/97     Garland                                   486,000      1,142,000       1,628,000         122,000
  06/25/97     Westford                                  857,000      2,004,000       2,861,000         214,000
  06/25/97     Dallas                                  1,627,000      4,252,000       5,879,000         446,000
  06/25/97     Wheat Ridge                             1,054,000      2,736,000       3,790,000         280,000
  06/25/97     Berlin                                    825,000      2,130,000       2,955,000         217,000
  06/25/97     Gretna                                  1,069,000      2,821,000       3,890,000         300,000
  06/25/97     Spring                                    461,000      1,222,000       1,683,000         129,000
  06/25/97     Sacramento                                720,000      2,080,000       2,800,000         183,000
  06/25/97     Houston/South Dairyashford                856,000      2,249,000       3,105,000         237,000
  06/25/97     Naperville                              1,108,000      2,886,000       3,994,000         297,000
  06/25/97     Carrollton                              1,158,000      3,064,000       4,222,000         326,000
  06/25/97     Waipahu                                 1,620,000      4,214,000       5,834,000         440,000
  06/25/97     Davis                                     628,000      1,647,000       2,275,000         173,000
  06/25/97     Decatur                                   951,000      2,496,000       3,447,000         255,000
  06/25/97     Jacksonville                              653,000      1,740,000       2,393,000         191,000
  06/25/97     Chicoppe                                  663,000      1,783,000       2,446,000         194,000
  06/25/97     Alexandria                              1,533,000      3,968,000       5,501,000         402,000
  06/25/97     Houston/Veterans Memorial Dr.             458,000      1,209,000       1,667,000         126,000
  06/25/97     Los Angeles/Olympic                     4,392,000     11,415,000      15,807,000       1,167,000
  06/25/97     Littleton                               1,340,000      3,501,000       4,841,000         363,000
  06/25/97     Metairie                                1,229,000      3,256,000       4,485,000         344,000
  06/25/97     Louisville                                717,000      1,891,000       2,608,000         198,000
  06/25/97     East Hazel Crest                          753,000      1,988,000       2,741,000         205,000
  06/25/97     Edmonds                                 1,187,000      3,135,000       4,322,000         318,000
  06/25/97     Foster City                             1,064,000      2,777,000       3,841,000         281,000
  06/25/97     Chicago                                 1,160,000      3,045,000       4,205,000         315,000
  06/25/97     Philadelphia                              924,000      2,414,000       3,338,000         247,000
  06/25/97     Dallas/Vilbig Rd.                         508,000      1,368,000       1,876,000         145,000
  06/25/97     Staten Island                           1,676,000      4,385,000       6,061,000         446,000

                                                                                                                 Adjustments
                                                                                                                  Resulting
                                                                                                                    from
                                                                         Initial Cost               Costs            the
                                                                    ---------------------------                  Acquisition
    Date                                                                          Buildings &     Subsequent     of Minority
  Acquired                Description             Encumbrances        Land       Improvements   to Acquisition    interests
----------------------------------------------------------------------------------------------------------------------------------
STORAGE FACILITIES
  06/25/97     Pelham Manor                                         1,209,000       2,820,000        344,000
  06/25/97     Irving                                                 469,000       1,093,000        171,000
  06/25/97     Elk Grove                                              642,000       1,497,000        187,000
  06/25/97     LAX                                                  1,312,000       3,062,000        400,000
  06/25/97     Denver                                               1,316,000       3,071,000        375,000
  06/25/97     Plano                                                1,369,000       3,193,000        365,000
  06/25/97     Lynnwood                                               839,000       1,959,000        286,000
  06/25/97     Lilburn                                                507,000       1,182,000        255,000
  06/25/97     Parma                                                  881,000       2,055,000        402,000
  06/25/97     Davie                                                1,086,000       2,533,000        519,000
  06/25/97     Allen Park                                             953,000       2,223,000        427,000
  06/25/97     Aurora                                                 808,000       1,886,000        348,000
  06/25/97     San Diego/16th Street                                  932,000       2,175,000        459,000
  06/25/97     Sterling Heights                                       766,000       1,787,000        346,000
  06/25/97     East L.A./Boyle Heights                                957,000       2,232,000        431,000
  06/25/97     Springfield/Alban Station                            1,317,000       3,074,000        588,000
  06/25/97     Littleton                                              868,000       2,026,000        367,000
  06/25/97     Sacramento/57th Street                                 869,000       2,029,000        423,000
  06/25/97     L.A./Venice Blvd.                                      523,000       1,221,000        276,000
  06/25/97     Miami                                                1,762,000       4,111,000        782,000
  08/13/97     Santa Monica / Wilshire Blvd.                        2,040,000       4,760,000        224,000
  11/02/97     Lansing, IL                                            758,000       1,768,000         84,000
  11/07/97     Phoenix, AZ                                          1,197,000       2,793,000         68,000
  11/13/97     Tinley Park, IL                                      1,422,000       3,319,000         22,000
  03/17/98     Branford / Summit Place                                728,000       1,698,000         60,000
  03/17/98     Las Vegas / Charleston                                 791,000       1,845,000         41,000
  03/17/98     So. San Francisco                                    1,550,000       3,617,000         46,000
  03/17/98     Pasadena / Arroyo Parkway                            3,005,000       7,012,000         43,000
  03/17/98     Tempe / E. Broadway                                    633,000       1,476,000         28,000
  03/17/98     Phoenix / N. 43rd Ave                                  443,000       1,033,000         40,000
  03/17/98     Phoenix/No. 43rd                                       380,000         886,000         34,000
  03/17/98     Phoenix / Black Canyon                                 380,000         886,000         42,000
  03/17/98     Phoenix/Black Canyon                                   136,000         317,000         20,000
  03/17/98     Nesconset / Southern                                 1,423,000       3,321,000         43,000
  03/17/98     Houston/De Soto Dr.                                    659,000       1,537,000         38,000
  03/17/98     Houston / East Freeway                                 593,000       1,384,000         56,000
  03/17/98     Austin/Ben White Bl                                    692,000       1,614,000         34,000
  03/17/98     Arlington/E. Pioneer                                   922,000       2,152,000         45,000
  03/17/98     Las Vegas/Tropicana                                  1,285,000       2,998,000         54,000
  04/01/98     Patchogue/W. Sunrise                                   936,000       2,184,000         39,000
  04/01/98     Havertown/West Chester                               1,254,000       2,926,000         21,000



                                                                 Gross Carrying Amount
                                                                 At December 31, 1999
    Date                                                ----------------------------------------     Accumulated
  Acquired                Description                    Land         Buildings         Total       Depreciation
------------------------------------------------------------------------------------------------------------------
STORAGE FACILITIES
  06/25/97     Pelham Manor                             1,209,000      3,164,000       4,373,000         321,000
  06/25/97     Irving                                     469,000      1,264,000       1,733,000         137,000
  06/25/97     Elk Grove                                  642,000      1,684,000       2,326,000         176,000
  06/25/97     LAX                                      1,312,000      3,462,000       4,774,000         364,000
  06/25/97     Denver                                   1,316,000      3,446,000       4,762,000         354,000
  06/25/97     Plano                                    1,369,000      3,558,000       4,927,000         361,000
  06/25/97     Lynnwood                                   839,000      2,245,000       3,084,000         227,000
  06/25/97     Lilburn                                    507,000      1,437,000       1,944,000         148,000
  06/25/97     Parma                                      881,000      2,457,000       3,338,000         250,000
  06/25/97     Davie                                    1,086,000      3,052,000       4,138,000         326,000
  06/25/97     Allen Park                                 953,000      2,650,000       3,603,000         271,000
  06/25/97     Aurora                                     808,000      2,234,000       3,042,000         226,000
  06/25/97     San Diego/16th Street                      932,000      2,634,000       3,566,000         282,000
  06/25/97     Sterling Heights                           766,000      2,133,000       2,899,000         219,000
  06/25/97     East L.A./Boyle Heights                    957,000      2,663,000       3,620,000         269,000
  06/25/97     Springfield/Alban Station                1,317,000      3,662,000       4,979,000         372,000
  06/25/97     Littleton                                  868,000      2,393,000       3,261,000         242,000
  06/25/97     Sacramento/57th Street                     869,000      2,452,000       3,321,000         247,000
  06/25/97     L.A./Venice Blvd.                          523,000      1,497,000       2,020,000         155,000
  06/25/97     Miami                                    1,762,000      4,893,000       6,655,000         502,000
  08/13/97     Santa Monica / Wilshire Blvd.            2,040,000      4,984,000       7,024,000         501,000
  11/02/97     Lansing, IL                                758,000      1,852,000       2,610,000         183,000
  11/07/97     Phoenix, AZ                              1,197,000      2,861,000       4,058,000         270,000
  11/13/97     Tinley Park, IL                          1,422,000      3,341,000       4,763,000         285,000
  03/17/98     Branford / Summit Place                    728,000      1,758,000       2,486,000         127,000
  03/17/98     Las Vegas / Charleston                     791,000      1,886,000       2,677,000         137,000
  03/17/98     So. San Francisco                        1,550,000      3,663,000       5,213,000         257,000
  03/17/98     Pasadena / Arroyo Parkway                3,005,000      7,055,000      10,060,000         487,000
  03/17/98     Tempe / E. Broadway                        633,000      1,504,000       2,137,000         106,000
  03/17/98     Phoenix / N. 43rd Ave                      443,000      1,073,000       1,516,000          81,000
  03/17/98     Phoenix/No. 43rd                           380,000        920,000       1,300,000          69,000
  03/17/98     Phoenix / Black Canyon                     380,000        928,000       1,308,000          71,000
  03/17/98     Phoenix/Black Canyon                       136,000        337,000         473,000          28,000
  03/17/98     Nesconset / Southern                     1,423,000      3,364,000       4,787,000         235,000
  03/17/98     Houston/De Soto Dr.                        659,000      1,575,000       2,234,000         116,000
  03/17/98     Houston / East Freeway                     593,000      1,440,000       2,033,000         111,000
  03/17/98     Austin/Ben White Bl                        692,000      1,648,000       2,340,000         119,000
  03/17/98     Arlington/E. Pioneer                       922,000      2,197,000       3,119,000         159,000
  03/17/98     Las Vegas/Tropicana                      1,285,000      3,052,000       4,337,000         212,000
  04/01/98     Patchogue/W. Sunrise                       936,000      2,223,000       3,159,000         174,000
  04/01/98     Havertown/West Chester                   1,249,000      2,952,000       4,201,000         229,000

                                                                                                                 Adjustments
                                                                                                                  Resulting
                                                                                                                    from
                                                                         Initial Cost               Costs            the
                                                                    ---------------------------                  Acquisition
    Date                                                                          Buildings &     Subsequent     of Minority
  Acquired                Description             Encumbrances        Land       Improvements   to Acquisition    interests
---------------------------------------------------------------------------------------------------------------------------------
STORAGE FACILITIES
  04/01/98     Schiller Park/River                                    568,000       1,390,000         13,000
  04/01/98     Chicago / Cuyler                                     1,400,000       2,695,000         25,000
  04/01/98     Chicago Heights/West                                   468,000       1,804,000         17,000
  04/01/98     Arlington Heights/University                           670,000       3,004,000         26,000
  04/01/98     Cicero / Ogden                                       1,678,000       2,266,000         41,000
  04/01/98     Chicago/W. Howard St.                                  974,000       2,875,000         48,000
  04/01/98     Chicago/N. Western Ave                               1,453,000       3,205,000         26,000
  04/01/98     Chicago/Northwest Hwy                                  925,000       2,412,000         29,000
  04/01/98     Chicago/N. Wells St.                                 1,446,000       2,828,000         36,000
  04/01/98     Chicago / Pulaski Rd.                                1,276,000       2,858,000         16,000
  04/01/98     Artesia / Artesia                                      625,000       1,419,000         49,000
  04/01/98     Arcadia / Lower Azusa                                  821,000       1,369,000         25,000
  04/01/98     Dallas / Kingsly                                     1,095,000       1,712,000         27,000
  04/01/98     Manassas / Centreville                                 405,000       2,137,000         87,000
  04/01/98     La Downtwn/10 Fwy                                    1,608,000       3,358,000         57,000
  04/01/98     Bellevue / Northup                                   1,232,000       3,306,000        161,000
  04/01/98     Hollywood/Cole & Wilshire                            1,590,000       1,785,000         35,000
  04/01/98     Atlanta/John Wesley                                  1,233,000       1,665,000        111,000
  04/01/98     Montebello/S. Maple                                  1,274,000       2,299,000         33,000
  04/01/98     Lake City/Forest Park                                  248,000       1,445,000         41,000
  04/01/98     Baltimore / W. Patap                                   403,000       2,650,000         41,000
  04/01/98     Fraser/Groesbeck Hwy                                   368,000       1,796,000         25,000
  04/01/98     Vallejo / Mini Drive                                   560,000       1,803,000         31,000
  04/01/98     San Diego/54th & Euclid                                952,000       2,550,000         32,000
  04/01/98     Miami / 5th Street                                   2,327,000       3,234,000         60,000
  04/01/98     Silver Spring/Hill                                     922,000       2,080,000         43,000
  04/01/98     Chicago/E. 95th St.                                    397,000       2,357,000         22,000
  04/01/98     Chicago / S. Harlem                                    791,000       1,424,000         23,000
  04/01/98     St. Charles /Highway                                   623,000       1,501,000         60,000
  04/01/98     Chicago/Burr Ridge Rd.                                 421,000       2,165,000         21,000
  04/01/98     St. Louis / Hwy. 141                                   659,000       1,628,000         38,000
  04/01/98     Island Park / Austin                                 2,313,000       3,015,000         54,000
  04/01/98     Yonkers / Route 9a                                   1,722,000       3,823,000         45,000
  04/01/98     Silverlake/Glendale                                  2,314,000       5,481,000         66,000
  04/01/98     Akron / Britain Rd.                                    275,000       2,248,000         92,000
  04/01/98     Chicago/Harlem Ave                                   1,430,000       3,038,000         46,000
  04/01/98     Bethesda / Butler Rd                                 1,146,000       2,509,000         34,000
  04/01/98     Dundalk / Wise Ave                                     447,000       2,005,000         19,000
  05/01/98     Berkeley / 2nd St.                                   1,914,000       4,466,000       (236,000)
  05/08/98     Cleveland / W. 117th                                   930,000       2,277,000         59,000
  05/08/98     La /Venice Blvd                                      1,470,000       3,599,000         15,000



                                                                Gross Carrying Amount
                                                                At December 31, 1999
    Date                                               ----------------------------------------     Accumulated
  Acquired                Description                   Land         Buildings         Total       Depreciation
-----------------------------------------------------------------------------------------------------------------
STORAGE FACILITIES
  04/01/98     Schiller Park/River                       568,000      1,403,000       1,971,000         120,000
  04/01/98     Chicago / Cuyler                        1,400,000      2,720,000       4,120,000         258,000
  04/01/98     Chicago Heights/West                      468,000      1,821,000       2,289,000         173,000
  04/01/98     Arlington Heights/University              670,000      3,030,000       3,700,000         270,000
  04/01/98     Cicero / Ogden                          1,678,000      2,307,000       3,985,000         217,000
  04/01/98     Chicago/W. Howard St.                     974,000      2,923,000       3,897,000         279,000
  04/01/98     Chicago/N. Western Ave                  1,453,000      3,231,000       4,684,000         294,000
  04/01/98     Chicago/Northwest Hwy                     925,000      2,441,000       3,366,000         220,000
  04/01/98     Chicago/N. Wells St.                    1,446,000      2,864,000       4,310,000         256,000
  04/01/98     Chicago / Pulaski Rd.                   1,276,000      2,874,000       4,150,000         250,000
  04/01/98     Artesia / Artesia                         625,000      1,468,000       2,093,000         211,000
  04/01/98     Arcadia / Lower Azusa                     821,000      1,394,000       2,215,000         214,000
  04/01/98     Dallas / Kingsly                        1,095,000      1,739,000       2,834,000         257,000
  04/01/98     Manassas / Centreville                    405,000      2,224,000       2,629,000         318,000
  04/01/98     La Downtwn/10 Fwy                       1,608,000      3,415,000       5,023,000         491,000
  04/01/98     Bellevue / Northup                      1,232,000      3,467,000       4,699,000         484,000
  04/01/98     Hollywood/Cole & Wilshire               1,590,000      1,820,000       3,410,000         266,000
  04/01/98     Atlanta/John Wesley                     1,233,000      1,776,000       3,009,000         292,000
  04/01/98     Montebello/S. Maple                     1,274,000      2,332,000       3,606,000         343,000
  04/01/98     Lake City/Forest Park                     248,000      1,486,000       1,734,000         214,000
  04/01/98     Baltimore / W. Patap                      403,000      2,691,000       3,094,000         367,000
  04/01/98     Fraser/Groesbeck Hwy                      368,000      1,821,000       2,189,000         258,000
  04/01/98     Vallejo / Mini Drive                      560,000      1,834,000       2,394,000         268,000
  04/01/98     San Diego/54th & Euclid                   952,000      2,582,000       3,534,000         485,000
  04/01/98     Miami / 5th Street                      2,327,000      3,294,000       5,621,000         569,000
  04/01/98     Silver Spring/Hill                        922,000      2,123,000       3,045,000         393,000
  04/01/98     Chicago/E. 95th St.                       397,000      2,379,000       2,776,000         454,000
  04/01/98     Chicago / S. Harlem                       791,000      1,447,000       2,238,000         274,000
  04/01/98     St. Charles /Highway                      623,000      1,561,000       2,184,000         298,000
  04/01/98     Chicago/Burr Ridge Rd.                    421,000      2,186,000       2,607,000         421,000
  04/01/98     St. Louis / Hwy. 141                      659,000      1,666,000       2,325,000         304,000
  04/01/98     Island Park / Austin                    2,313,000      3,069,000       5,382,000         563,000
  04/01/98     Yonkers / Route 9a                      1,722,000      3,868,000       5,590,000         688,000
  04/01/98     Silverlake/Glendale                     2,314,000      5,547,000       7,861,000         972,000
  04/01/98     Akron / Britain Rd.                       275,000      2,340,000       2,615,000         405,000
  04/01/98     Chicago/Harlem Ave                      1,430,000      3,084,000       4,514,000         545,000
  04/01/98     Bethesda / Butler Rd                    1,146,000      2,543,000       3,689,000         420,000
  04/01/98     Dundalk / Wise Ave                        447,000      2,024,000       2,471,000         322,000
  05/01/98     Berkeley / 2nd St.                      1,837,000      4,307,000       6,144,000         288,000
  05/08/98     Cleveland / W. 117th                      930,000      2,336,000       3,266,000         149,000
  05/08/98     La /Venice Blvd                         1,470,000      3,614,000       5,084,000         222,000

                                                                                                                 Adjustments
                                                                                                                  Resulting
                                                                                                                    from
                                                                         Initial Cost               Costs            the
                                                                    ---------------------------                  Acquisition
    Date                                                                          Buildings &     Subsequent     of Minority
  Acquired                Description             Encumbrances        Land       Improvements   to Acquisition    interests
---------------------------------------------------------------------------------------------------------------------------------
STORAGE FACILITIES
  05/08/98     Aurora / Farnsworth                                    960,000       2,350,000         28,000
  05/08/98     Santa Rosa / Hopper                                  1,020,000       2,497,000         29,000
  05/08/98     Golden Valley / Winn                                   630,000       1,542,000         54,000
  05/08/98     St. Louis / Benham                                     810,000       1,983,000         63,000
  05/08/98     Chicago / S. Chicago                                   840,000       2,057,000         16,000
  05/20/98     Boynton Beach / S. C.                                1,299,000       3,034,000         72,000
  06/01/98     Renton / SW 39th St.                                   725,000       2,196,000              -
  06/29/98     Pompano Beach/Center Port Circle                       795,000       2,312,000              -
  10/01/98     El Segundo / Sepulveda                               6,586,000       5,795,000         21,000
  10/01/98     Atlanta / Memorial Dr.                                 414,000       2,239,000         54,000
  10/01/98     Chicago / W. 79th St                                   861,000       2,789,000         23,000
  10/01/98     Chicago / N. Broadway                                1,918,000       3,824,000         65,000
  10/01/98     Dallas / Greenville                                  1,933,000       2,892,000         17,000
  10/01/98     Tacoma / Orchard                                       358,000       1,987,000         45,000
  10/01/98     St. Louis / Gravois                                    312,000       2,327,000         45,000
  10/01/98     White Bear Lake                                        578,000       2,079,000         25,000
  10/01/98     Santa Cruz / Soquel                                    832,000       2,385,000         39,000
  10/01/98     Coon Rapids / Hwy 10                                   330,000       1,646,000         29,000
  10/01/98     Oxnard / Hueneme Rd                                    923,000       3,925,000         41,000
  10/01/98     Vancouver/ Millplain                                   343,000       2,000,000         47,000
  10/01/98     Tigard / Mc Ewan                                       597,000       1,652,000         54,000
  10/01/98     Griffith / Cline                                       299,000       2,118,000         13,000
  10/01/98     Miami / Sunset Drive                                 1,656,000       2,321,000         23,000
  10/01/98     Farmington / 9 Mile                                    580,000       2,526,000         16,000
  10/01/98     Los Gatos / University                               2,234,000       3,890,000         18,000
  10/01/98     N. Hollywood                                         1,484,000       3,143,000         23,000
  10/01/98     Petaluma / Transport                                   460,000       1,840,000         28,000
  10/01/98     Chicago / 111th                                        341,000       2,898,000         23,000
  10/01/98     Upper Darby / Market                                   808,000       5,011,000         33,000
  10/01/98     San Jose / Santa                                       966,000       3,870,000         37,000
  10/01/98     San Diego / Morena                                   3,173,000       5,469,000         27,000
  10/01/98     Brooklyn /Rockway Ave                                6,272,000       9,691,000         75,000
  10/01/98     Revere / Charger St                                  1,997,000       3,727,000         43,000
  10/01/98     Las Vegas / E. Charles                                 602,000       2,545,000         38,000
  10/01/98     Laurel / Baltimore Ave                               1,899,000       4,498,000         33,000
  10/01/98     East La/Figueroa & 4th                               1,213,000       2,689,000         16,000
  10/01/98     Oldsmar / Tampa Road                                   760,000       2,154,000         27,000
  10/01/98     Ft. Lauderdale /S. W.                                1,046,000       2,928,000         17,000
  10/01/98     Miami / NW 73rd St                                   1,050,000       3,064,000         33,000
  12/09/98     Miami / NW 115th Ave                                 1,095,000       2,349,000        152,000



                                                                Gross Carrying Amount
                                                                At December 31, 1999
    Date                                               ----------------------------------------     Accumulated
  Acquired                Description                   Land         Buildings         Total       Depreciation
-----------------------------------------------------------------------------------------------------------------
STORAGE FACILITIES
  05/08/98     Aurora / Farnsworth                       960,000      2,378,000       3,338,000         147,000
  05/08/98     Santa Rosa / Hopper                     1,020,000      2,526,000       3,546,000         158,000
  05/08/98     Golden Valley / Winn                      630,000      1,596,000       2,226,000         105,000
  05/08/98     St. Louis / Benham                        810,000      2,046,000       2,856,000         130,000
  05/08/98     Chicago / S. Chicago                      840,000      2,073,000       2,913,000         129,000
  05/20/98     Boynton Beach / S. C.                   1,299,000      3,106,000       4,405,000         198,000
  06/01/98     Renton / SW 39th St.                      725,000      2,196,000       2,921,000         169,000
  06/29/98     Pompano Beach/Center Port Circle          795,000      2,312,000       3,107,000         169,000
  10/01/98     El Segundo / Sepulveda                  6,586,000      5,816,000      12,402,000         349,000
  10/01/98     Atlanta / Memorial Dr.                    414,000      2,293,000       2,707,000         141,000
  10/01/98     Chicago / W. 79th St                      861,000      2,812,000       3,673,000         172,000
  10/01/98     Chicago / N. Broadway                   1,918,000      3,889,000       5,807,000         238,000
  10/01/98     Dallas / Greenville                     1,933,000      2,909,000       4,842,000         172,000
  10/01/98     Tacoma / Orchard                          358,000      2,032,000       2,390,000         128,000
  10/01/98     St. Louis / Gravois                       312,000      2,372,000       2,684,000         147,000
  10/01/98     White Bear Lake                           578,000      2,104,000       2,682,000         130,000
  10/01/98     Santa Cruz / Soquel                       832,000      2,424,000       3,256,000         150,000
  10/01/98     Coon Rapids / Hwy 10                      330,000      1,675,000       2,005,000         104,000
  10/01/98     Oxnard / Hueneme Rd                       923,000      3,966,000       4,889,000         238,000
  10/01/98     Vancouver/ Millplain                      343,000      2,047,000       2,390,000         130,000
  10/01/98     Tigard / Mc Ewan                          597,000      1,706,000       2,303,000         109,000
  10/01/98     Griffith / Cline                          299,000      2,131,000       2,430,000         130,000
  10/01/98     Miami / Sunset Drive                    1,656,000      2,344,000       4,000,000         144,000
  10/01/98     Farmington / 9 Mile                       580,000      2,542,000       3,122,000         153,000
  10/01/98     Los Gatos / University                  2,234,000      3,908,000       6,142,000         234,000
  10/01/98     N. Hollywood                            1,484,000      3,166,000       4,650,000         190,000
  10/01/98     Petaluma / Transport                      460,000      1,868,000       2,328,000         115,000
  10/01/98     Chicago / 111th                           341,000      2,921,000       3,262,000         177,000
  10/01/98     Upper Darby / Market                      808,000      5,044,000       5,852,000         299,000
  10/01/98     San Jose / Santa                          966,000      3,907,000       4,873,000         237,000
  10/01/98     San Diego / Morena                      3,173,000      5,496,000       8,669,000         331,000
  10/01/98     Brooklyn /Rockway Ave                   6,272,000      9,766,000      16,038,000         586,000
  10/01/98     Revere / Charger St                     1,997,000      3,770,000       5,767,000         229,000
  10/01/98     Las Vegas / E. Charles                    602,000      2,583,000       3,185,000         158,000
  10/01/98     Laurel / Baltimore Ave                  1,899,000      4,531,000       6,430,000         272,000
  10/01/98     East La/Figueroa & 4th                  1,213,000      2,705,000       3,918,000         164,000
  10/01/98     Oldsmar / Tampa Road                      760,000      2,181,000       2,941,000         133,000
  10/01/98     Ft. Lauderdale /S. W.                   1,046,000      2,945,000       3,991,000         180,000
  10/01/98     Miami / NW 73rd St                      1,050,000      3,097,000       4,147,000         190,000
  12/09/98     Miami / NW 115th Ave                    1,102,000      2,494,000       3,596,000         125,000

                                                                                                                 Adjustments
                                                                                                                  Resulting
                                                                                                                    from
                                                                         Initial Cost               Costs            the
                                                                    ---------------------------                  Acquisition
    Date                                                                          Buildings &     Subsequent     of Minority
  Acquired                Description             Encumbrances        Land       Improvements   to Acquisition    interests
---------------------------------------------------------------------------------------------------------------------------------
STORAGE FACILITIES
  01/01/99     New Orleans/St. Charles                              1,463,000       2,634,000         13,000
  01/06/99     Brandon / E. Brandon Blvd                            1,560,000       3,695,000         39,000
  03/12/99     St. Louis / N. Lindbergh Blvd.                       1,688,000       3,939,000          8,000
  03/12/99     St. Louis /Vandeventer Midtown                         699,000       1,631,000          5,000
  03/12/99     St. Ann / Maryland Heights                           1,035,000       2,414,000         21,000
  03/12/99     Florissant / N. Hwy 67                                 971,000       2,265,000          5,000
  03/12/99     Ferguson Area-W. Florissant                          1,194,000       2,732,000         27,000
  03/12/99     Columbia/Rangeline St                                1,070,000       2,496,000        203,000
  03/12/99     Columbia / Paris Rd                                    412,000         962,000        105,000
  03/12/99     Jefferson City/St.                                     458,000       1,069,000        122,000
               Mary's-Downtown
  03/12/99     Florissant / New Halls Ferry Rd                      1,144,000       2,670,000          7,000
  03/12/99     St. Louis / Airport                                    785,000       1,833,000          6,000
  03/12/99     St. Louis/ S. Third St                               1,096,000       2,557,000          6,000
  03/12/99     Columbia/Providence Rd                                 519,000       1,212,000          4,000
  03/12/99     Columbia/I-70 Drive                                    306,000         713,000        104,000
  03/12/99     Kansas City / E. 47th St.                              610,000       1,424,000         20,000
  03/12/99     Kansas City /E. 67th Terrace                         1,136,000       2,643,000         13,000
  03/12/99     Kansas City / James A. Reed Rd                         749,000       1,748,000         14,000
  03/12/99     Independence / 291                                     871,000       2,032,000         18,000
  03/12/99     Raytown / Woodson Rd                                   915,000       2,134,000         13,000
  03/12/99     Kansas City / 34th Main Street                         114,000       2,599,000        130,000
  03/12/99     Columbia / River Dr                                    671,000       1,566,000          9,000
  03/12/99     Columbia / Buckner Rd                                  714,000       1,665,000        143,000
  03/12/99     Columbia / Decker Park Rd                              605,000       1,412,000         31,000
  03/12/99     Columbia / Rosewood Dr                                 777,000       1,814,000         16,000
  03/12/99     W. Columbia / Orchard Dr.                              272,000         634,000         42,000
  03/12/99     W. Columbia / Airport Blvd                             493,000       1,151,000         10,000
  03/12/99     Greenville / Whitehorse Rd                             882,000       2,058,000         17,000
  03/12/99     Greenville / Woods Lake Rd                             364,000         849,000         12,000
  03/12/99     Mauldin / N. Main Street                               571,000       1,333,000         30,000
  03/12/99     Simpsonville / Grand View Dr                           582,000       1,358,000         19,000
  03/12/99     Taylor's / Wade Hampton Blvd                           650,000       1,517,000         26,000
  03/12/99     Charleston/Ashley Phosphate B                          839,000       1,950,000         17,000
  03/12/99     N. Charleston / Dorchester Rd                          380,000         886,000         12,000
  03/12/99     N. Charleston / Dorchester                             487,000       1,137,000         19,000
  03/12/99     Charleston / Sam Rittenberg Blvd                       555,000       1,296,000         20,000
  03/12/99     Hilton Head / Office Park Rd                         1,279,000       2,985,000          8,000
  03/12/99     Columbia / Plumbers Rd                                 368,000         858,000         24,000
  03/12/99     Greenville / Pineknoll Rd                              927,000       2,163,000         26,000
  03/12/99     Hilton Head / Yacht Cove Dr                          1,182,000       2,753,000         15,000



                                                               Gross Carrying Amount
                                                               At December 31, 1999
    Date                                              ----------------------------------------     Accumulated
  Acquired                Description                  Land         Buildings         Total       Depreciation
----------------------------------------------------------------------------------------------------------------
STORAGE FACILITIES
  01/01/99     New Orleans/St. Charles                1,463,000      2,647,000       4,110,000          89,000
  01/06/99     Brandon / E. Brandon Blvd              1,560,000      3,734,000       5,294,000          28,000
  03/12/99     St. Louis / N. Lindbergh Blvd.         1,688,000      3,947,000       5,635,000         127,000
  03/12/99     St. Louis /Vandeventer Midtown           699,000      1,636,000       2,335,000          53,000
  03/12/99     St. Ann / Maryland Heights             1,035,000      2,435,000       3,470,000          78,000
  03/12/99     Florissant / N. Hwy 67                   971,000      2,270,000       3,241,000          75,000
  03/12/99     Ferguson Area-W. Florissant            1,194,000      2,759,000       3,953,000          91,000
  03/12/99     Columbia/Rangeline St                  1,070,000      2,699,000       3,769,000          96,000
  03/12/99     Columbia / Paris Rd                      412,000      1,067,000       1,479,000          38,000
  03/12/99     Jefferson City/St.                       458,000      1,191,000       1,649,000          43,000
               Mary's-Downtown
  03/12/99     Florissant / New Halls Ferry Rd        1,144,000      2,677,000       3,821,000          86,000
  03/12/99     St. Louis / Airport                      785,000      1,839,000       2,624,000          59,000
  03/12/99     St. Louis/ S. Third St                 1,096,000      2,563,000       3,659,000          82,000
  03/12/99     Columbia/Providence Rd                   519,000      1,216,000       1,735,000          42,000
  03/12/99     Columbia/I-70 Drive                      306,000        817,000       1,123,000          33,000
  03/12/99     Kansas City / E. 47th St.                610,000      1,444,000       2,054,000          46,000
  03/12/99     Kansas City /E. 67th Terrace           1,136,000      2,656,000       3,792,000          85,000
  03/12/99     Kansas City / James A. Reed Rd           749,000      1,762,000       2,511,000          57,000
  03/12/99     Independence / 291                       871,000      2,050,000       2,921,000          66,000
  03/12/99     Raytown / Woodson Rd                     915,000      2,147,000       3,062,000          69,000
  03/12/99     Kansas City / 34th Main Street           114,000      2,729,000       2,843,000          93,000
  03/12/99     Columbia / River Dr                      671,000      1,575,000       2,246,000          51,000
  03/12/99     Columbia / Buckner Rd                    714,000      1,808,000       2,522,000          61,000
  03/12/99     Columbia / Decker Park Rd                605,000      1,443,000       2,048,000          46,000
  03/12/99     Columbia / Rosewood Dr                   777,000      1,830,000       2,607,000          59,000
  03/12/99     W. Columbia / Orchard Dr.                272,000        676,000         948,000          25,000
  03/12/99     W. Columbia / Airport Blvd               493,000      1,161,000       1,654,000          38,000
  03/12/99     Greenville / Whitehorse Rd               882,000      2,075,000       2,957,000          67,000
  03/12/99     Greenville / Woods Lake Rd               364,000        861,000       1,225,000          28,000
  03/12/99     Mauldin / N. Main Street                 571,000      1,363,000       1,934,000          44,000
  03/12/99     Simpsonville / Grand View Dr             582,000      1,377,000       1,959,000          45,000
  03/12/99     Taylor's / Wade Hampton Blvd             650,000      1,543,000       2,193,000          49,000
  03/12/99     Charleston/Ashley Phosphate B            839,000      1,967,000       2,806,000          63,000
  03/12/99     N. Charleston / Dorchester Rd            380,000        898,000       1,278,000          29,000
  03/12/99     N. Charleston / Dorchester               487,000      1,156,000       1,643,000          38,000
  03/12/99     Charleston / Sam Rittenberg Blvd         555,000      1,316,000       1,871,000          43,000
  03/12/99     Hilton Head / Office Park Rd           1,279,000      2,993,000       4,272,000          96,000
  03/12/99     Columbia / Plumbers Rd                   368,000        882,000       1,250,000          29,000
  03/12/99     Greenville / Pineknoll Rd                927,000      2,189,000       3,116,000          75,000
  03/12/99     Hilton Head / Yacht Cove Dr            1,182,000      2,768,000       3,950,000          89,000

                                                                                                                 Adjustments
                                                                                                                  Resulting
                                                                                                                    from
                                                                         Initial Cost               Costs            the
                                                                    ---------------------------                  Acquisition
    Date                                                                          Buildings &     Subsequent     of Minority
  Acquired                Description             Encumbrances        Land       Improvements   to Acquisition    interests
---------------------------------------------------------------------------------------------------------------------------------
STORAGE FACILITIES
  03/12/99     Spartanburg / Chesnee Hwy                              533,000       1,244,000         37,000
  03/12/99     Charleston / Ashley River Rd                         1,114,000       2,581,000         12,000
  03/12/99     Columbia / Broad River                               1,463,000       3,413,000         22,000
  03/12/99     Charlotte / East Wt Harris Blvd                        736,000       1,718,000         34,000
  03/12/99     Charlotte / North Tryon St.                            708,000       1,653,000         29,000
  03/12/99     Charlotte / South Blvd                                 641,000       1,496,000         23,000
  03/12/99     Kannapolis / Oregon St                                 463,000       1,081,000         16,000
  03/12/99     Durham / E. Club Blvd                                  947,000       2,209,000         18,000
  03/12/99     Durham / N. Duke St.                                   769,000       1,794,000          9,000
  03/12/99     Raleigh / Maitland Dr                                  679,000       1,585,000         19,000
  03/12/99     Greensboro / O'Henry Blvd                              577,000       1,345,000         35,000
  03/12/99     Gastonia / S. York Rd                                  467,000       1,089,000         20,000
  03/12/99     Durham / Kangaroo Dr.                                1,102,000       2,572,000         29,000
  03/12/99     Pensacola / Brent Lane                                 402,000         938,000         21,000
  03/12/99     Pensacola / Creighton Road                             454,000       1,060,000         16,000
  03/12/99     Jacksonville / Park Avenue                             905,000       2,113,000         42,000
  03/12/99     Jacksonville / Phillips Hwy                            665,000       1,545,000         43,000
  03/12/99     Clearwater / Highland Ave                              724,000       1,690,000         28,000
  03/12/99     Stock Island                                           840,000       1,961,000          3,000
  03/12/99     Tarpon Springs / US Highway 19                         892,000       2,081,000         30,000
  03/12/99     Orlando /S. Orange Blossom Trail                     1,229,000       2,867,000         24,000
  03/12/99     Casselberry                                          1,160,000       2,708,000         35,000
  03/12/99     Big Coppitt Key/US 1                                   443,000       1,034,000          3,000
  03/12/99     Miami / NW 14th Street                               1,739,000       4,058,000         29,000
  03/12/99     Tarpon Springs / Highway 19                          1,179,000       2,751,000         33,000
  03/12/99     Ft. Myers / Tamiami Trail South                        834,000       1,945,000         22,000
  03/12/99     Jacksonville / Ft. Caroline Rd                       1,037,000       2,420,000         36,000
  03/12/99     Orlando / South Semoran                                565,000       1,319,000         14,000
  03/12/99     Jacksonville / Southside Blvd.                       1,278,000       2,982,000         40,000
  03/12/99     Miami / NW 7th Ave                                     783,000       1,827,000         51,000
  03/12/99     Vero Beach / US Hwy 1                                  678,000       1,583,000         20,000
  03/12/99     Ponte Vedra / Palm Valley Rd.                          745,000       2,749,000        237,000
  03/12/99     Miami Lakes / NW 153rd St.                             425,000         992,000         21,000
  03/12/99     Deerfield Beach / SW 10th St.                        1,844,000       4,302,000         11,000
  03/12/99     Apopka / S. Orange Blossom                             307,000         717,000         26,000
  03/12/99     Davie / University                                     313,000       4,379,000        148,000
  03/12/99     Arlington / Division                                   998,000       2,328,000         13,000
  03/12/99     Duncanville/S. Cedar Ridge                           1,477,000       3,447,000         21,000
  03/12/99     Carrollton / Trinity Mills West                        530,000       1,237,000         11,000
  03/12/99     Houston / Wallisville Rd.                              744,000       1,736,000         33,000
  03/12/99     Houston / Fondren South                                647,000       1,510,000         22,000



                                                                 Gross Carrying Amount
                                                                 At December 31, 1999
    Date                                                ----------------------------------------     Accumulated
  Acquired                Description                    Land         Buildings         Total       Depreciation
------------------------------------------------------------------------------------------------------------------
STORAGE FACILITIES
  03/12/99     Spartanburg / Chesnee Hwy                  533,000      1,281,000       1,814,000          42,000
  03/12/99     Charleston / Ashley River Rd             1,114,000      2,593,000       3,707,000          84,000
  03/12/99     Columbia / Broad River                   1,463,000      3,435,000       4,898,000         110,000
  03/12/99     Charlotte / East Wt Harris Blvd            736,000      1,752,000       2,488,000          56,000
  03/12/99     Charlotte / North Tryon St.                708,000      1,682,000       2,390,000          55,000
  03/12/99     Charlotte / South Blvd                     641,000      1,519,000       2,160,000          49,000
  03/12/99     Kannapolis / Oregon St                     463,000      1,097,000       1,560,000          36,000
  03/12/99     Durham / E. Club Blvd                      947,000      2,227,000       3,174,000          72,000
  03/12/99     Durham / N. Duke St.                       769,000      1,803,000       2,572,000          58,000
  03/12/99     Raleigh / Maitland Dr                      679,000      1,604,000       2,283,000          52,000
  03/12/99     Greensboro / O'Henry Blvd                  577,000      1,380,000       1,957,000          45,000
  03/12/99     Gastonia / S. York Rd                      467,000      1,109,000       1,576,000          41,000
  03/12/99     Durham / Kangaroo Dr.                    1,102,000      2,601,000       3,703,000          84,000
  03/12/99     Pensacola / Brent Lane                     402,000        959,000       1,361,000          31,000
  03/12/99     Pensacola / Creighton Road                 454,000      1,076,000       1,530,000          40,000
  03/12/99     Jacksonville / Park Avenue                 905,000      2,155,000       3,060,000          69,000
  03/12/99     Jacksonville / Phillips Hwy                665,000      1,588,000       2,253,000          53,000
  03/12/99     Clearwater / Highland Ave                  724,000      1,718,000       2,442,000          56,000
  03/12/99     Stock Island                               840,000      1,964,000       2,804,000          61,000
  03/12/99     Tarpon Springs / US Highway 19             892,000      2,111,000       3,003,000          68,000
  03/12/99     Orlando /S. Orange Blossom Trail         1,229,000      2,891,000       4,120,000          93,000
  03/12/99     Casselberry                              1,160,000      2,743,000       3,903,000          88,000
  03/12/99     Big Coppitt Key/US 1                       443,000      1,037,000       1,480,000          39,000
  03/12/99     Miami / NW 14th Street                   1,739,000      4,087,000       5,826,000         131,000
  03/12/99     Tarpon Springs / Highway 19              1,179,000      2,784,000       3,963,000          90,000
  03/12/99     Ft. Myers / Tamiami Trail South            834,000      1,967,000       2,801,000          63,000
  03/12/99     Jacksonville / Ft. Caroline Rd           1,037,000      2,456,000       3,493,000          79,000
  03/12/99     Orlando / South Semoran                    565,000      1,333,000       1,898,000          43,000
  03/12/99     Jacksonville / Southside Blvd.           1,278,000      3,022,000       4,300,000          97,000
  03/12/99     Miami / NW 7th Ave                         783,000      1,878,000       2,661,000          61,000
  03/12/99     Vero Beach / US Hwy 1                      678,000      1,603,000       2,281,000          52,000
  03/12/99     Ponte Vedra / Palm Valley Rd.              745,000      2,986,000       3,731,000          85,000
  03/12/99     Miami Lakes / NW 153rd St.                 425,000      1,013,000       1,438,000          33,000
  03/12/99     Deerfield Beach / SW 10th St.            1,844,000      4,313,000       6,157,000         138,000
  03/12/99     Apopka / S. Orange Blossom                 307,000        743,000       1,050,000          25,000
  03/12/99     Davie / University                         313,000      4,527,000       4,840,000          92,000
  03/12/99     Arlington / Division                       998,000      2,341,000       3,339,000          75,000
  03/12/99     Duncanville/S. Cedar Ridge               1,477,000      3,468,000       4,945,000         111,000
  03/12/99     Carrollton / Trinity Mills West            530,000      1,248,000       1,778,000          40,000
  03/12/99     Houston / Wallisville Rd.                  744,000      1,769,000       2,513,000          57,000
  03/12/99     Houston / Fondren South                    647,000      1,532,000       2,179,000          49,000

                                                                                                                 Adjustments
                                                                                                                  Resulting
                                                                                                                    from
                                                                         Initial Cost               Costs            the
                                                                    ---------------------------                  Acquisition
    Date                                                                          Buildings &     Subsequent     of Minority
  Acquired                Description             Encumbrances        Land       Improvements   to Acquisition    interests
----------------------------------------------------------------------------------------------------------------------------------
STORAGE FACILITIES
  03/12/99     Houston / Addicks Satsuma                              409,000         954,000         32,000
  03/12/99     Addison / Inwood Road                                1,204,000       2,808,000          6,000
  03/12/99     Houston / Southwest Freeway                          1,394,000       3,253,000         26,000
  03/12/99     Garland / Jackson Drive                                755,000       1,761,000         33,000
  03/12/99     Garland / Buckingham Road                              492,000       1,149,000         32,000
  03/12/99     Houston / South Main                                 1,461,000       3,409,000         26,000
  03/12/99     Plano / Parker Road-Avenue K                         1,517,000       3,539,000        740,000
  03/12/99     Houston / Bingle Road                                  576,000       1,345,000         35,000
  03/12/99     Houston / Mangum Road                                  737,000       1,719,000         37,000
  03/12/99     Houston / Hayes Road                                   916,000       2,138,000         22,000
  03/12/99     Katy / Dominion Drive                                  995,000       2,321,000         20,000
  03/12/99     Houston / Fm 1960 West                                 513,000       1,198,000         12,000
  03/12/99     Webster / Fm 528 Road                                  756,000       1,764,000         36,000
  03/12/99     Houston / Loch Katrine Lane                            580,000       1,352,000          9,000
  03/12/99     Houston / Milwee St.                                   779,000       1,815,000         38,000
  03/12/99     Lewisville / Highway 121                               688,000       1,605,000         20,000
  03/12/99     Richardson / Central Expressway                        465,000       1,085,000         17,000
  03/12/99     Houston / Hwy 6 South                                  569,000       1,328,000         17,000
  03/12/99     Houston / Westheimer West                            1,075,000       2,508,000         21,000
  03/12/99     Ft. Worth / Granbury Road                              763,000       1,781,000         26,000
  03/12/99     Houston / New Castle                                 2,346,000       5,473,000          6,000
  03/12/99     Dallas / Inwood Road                                 1,478,000       3,448,000         17,000
  03/12/99     Fort Worth / Loop 820 North                            729,000       1,702,000         19,000
  03/12/99     Carrollton / Marsh Lane South                        1,353,000       3,156,000         13,000
  03/12/99     Dallas / Forest Central Dr                             859,000       2,004,000         21,000
  03/12/99     Arlington / Cooper St                                  779,000       1,818,000         10,000
  03/12/99     Webster / Highway 3                                    677,000       1,580,000         23,000
  03/12/99     Augusta / Peach Orchard Rd                             860,000       2,007,000        135,000
  03/12/99     Martinez / Old Petersburg Rd                           407,000         950,000         35,000
  03/12/99     Jonesboro / Tara Blvd                                  785,000       1,827,000         26,000
  03/12/99     Atlanta / Briarcliff Rd                              2,171,000       5,066,000         13,000
  03/12/99     Decatur / N Decatur Rd                                 933,000       2,177,000         21,000
  03/12/99     Douglasville / Westmoreland                            453,000       1,056,000          9,000
  03/12/99     Doraville / McElroy Rd                                 827,000       1,931,000         29,000
  03/12/99     Roswell / Alpharetta                                 1,772,000       4,135,000          8,000
  03/12/99     Douglasville / Duralee Lane                            533,000       1,244,000          6,000
  03/12/99     Douglasville / Highway 5                               804,000       1,875,000         27,000
  03/12/99     Forest Park / Jonesboro                                659,000       1,537,000         21,000
  03/12/99     Marietta / Whitlock                                  1,016,000       2,370,000         11,000
  03/12/99     Marietta / Cobb Iv                                     727,000       1,696,000         46,000
  03/12/99     Norcross / Jones Mill Rd                             1,142,000       2,670,000         22,000



                                                                Gross Carrying Amount
                                                                At December 31, 1999
    Date                                               ----------------------------------------     Accumulated
  Acquired                Description                   Land         Buildings         Total       Depreciation
-----------------------------------------------------------------------------------------------------------------
STORAGE FACILITIES
  03/12/99     Houston / Addicks Satsuma                 409,000        986,000       1,395,000          32,000
  03/12/99     Addison / Inwood Road                   1,204,000      2,814,000       4,018,000          90,000
  03/12/99     Houston / Southwest Freeway             1,394,000      3,279,000       4,673,000         106,000
  03/12/99     Garland / Jackson Drive                   755,000      1,794,000       2,549,000          58,000
  03/12/99     Garland / Buckingham Road                 492,000      1,181,000       1,673,000          38,000
  03/12/99     Houston / South Main                    1,461,000      3,435,000       4,896,000         110,000
  03/12/99     Plano / Parker Road-Avenue K            1,517,000      4,279,000       5,796,000         195,000
  03/12/99     Houston / Bingle Road                     576,000      1,380,000       1,956,000          45,000
  03/12/99     Houston / Mangum Road                     737,000      1,756,000       2,493,000          57,000
  03/12/99     Houston / Hayes Road                      916,000      2,160,000       3,076,000          69,000
  03/12/99     Katy / Dominion Drive                     995,000      2,341,000       3,336,000          75,000
  03/12/99     Houston / Fm 1960 West                    513,000      1,210,000       1,723,000          39,000
  03/12/99     Webster / Fm 528 Road                     756,000      1,800,000       2,556,000          57,000
  03/12/99     Houston / Loch Katrine Lane               580,000      1,361,000       1,941,000          44,000
  03/12/99     Houston / Milwee St.                      779,000      1,853,000       2,632,000          60,000
  03/12/99     Lewisville / Highway 121                  688,000      1,625,000       2,313,000          53,000
  03/12/99     Richardson / Central Expressway           465,000      1,102,000       1,567,000          36,000
  03/12/99     Houston / Hwy 6 South                     569,000      1,345,000       1,914,000          44,000
  03/12/99     Houston / Westheimer West               1,075,000      2,529,000       3,604,000          81,000
  03/12/99     Ft. Worth / Granbury Road                 763,000      1,807,000       2,570,000          58,000
  03/12/99     Houston / New Castle                    2,214,000      5,611,000       7,825,000         175,000
  03/12/99     Dallas / Inwood Road                    1,478,000      3,465,000       4,943,000         111,000
  03/12/99     Fort Worth / Loop 820 North               729,000      1,721,000       2,450,000          56,000
  03/12/99     Carrollton / Marsh Lane South           1,353,000      3,169,000       4,522,000         102,000
  03/12/99     Dallas / Forest Central Dr                859,000      2,025,000       2,884,000          65,000
  03/12/99     Arlington / Cooper St                     779,000      1,828,000       2,607,000          59,000
  03/12/99     Webster / Highway 3                       677,000      1,603,000       2,280,000          52,000
  03/12/99     Augusta / Peach Orchard Rd                860,000      2,142,000       3,002,000          77,000
  03/12/99     Martinez / Old Petersburg Rd              407,000        985,000       1,392,000          32,000
  03/12/99     Jonesboro / Tara Blvd                     785,000      1,853,000       2,638,000          60,000
  03/12/99     Atlanta / Briarcliff Rd                 2,171,000      5,079,000       7,250,000         163,000
  03/12/99     Decatur / N Decatur Rd                    933,000      2,198,000       3,131,000          71,000
  03/12/99     Douglasville / Westmoreland               453,000      1,065,000       1,518,000          35,000
  03/12/99     Doraville / McElroy Rd                    827,000      1,960,000       2,787,000          63,000
  03/12/99     Roswell / Alpharetta                    1,772,000      4,143,000       5,915,000         133,000
  03/12/99     Douglasville / Duralee Lane               533,000      1,250,000       1,783,000          41,000
  03/12/99     Douglasville / Highway 5                  804,000      1,902,000       2,706,000          62,000
  03/12/99     Forest Park / Jonesboro                   659,000      1,558,000       2,217,000          51,000
  03/12/99     Marietta / Whitlock                     1,016,000      2,381,000       3,397,000          77,000
  03/12/99     Marietta / Cobb Iv                        727,000      1,742,000       2,469,000          55,000
  03/12/99     Norcross / Jones Mill Rd                1,142,000      2,692,000       3,834,000          86,000

                                                                                                                 Adjustments
                                                                                                                  Resulting
                                                                                                                    from
                                                                         Initial Cost               Costs            the
                                                                    ---------------------------                  Acquisition
    Date                                                                          Buildings &     Subsequent     of Minority
  Acquired                Description             Encumbrances        Land       Improvements   to Acquisition    interests
---------------------------------------------------------------------------------------------------------------------------------
STORAGE FACILITIES
  03/12/99     Norcross / Dawson Blvd                               1,232,000       2,874,000         19,000
  03/12/99     Forest Park / Old Dixie Hwy                            895,000       2,070,000         35,000
  03/12/99     Decatur / Covington                                  1,764,000       4,116,000         25,000
  03/12/99     Alpharetta / Maxwell Rd                              1,075,000       2,509,000         14,000
  03/12/99     Alpharetta / N. Main St                              1,240,000       2,893,000         14,000
  03/12/99     Atlanta / Bolton Rd                                    866,000       2,019,000         14,000
  03/12/99     Riverdale / Georgia Hwy 85                           1,075,000       2,508,000         17,000
  03/12/99     Kennesaw / Rutledge Road                               803,000       1,874,000         28,000
  03/12/99     Lawrenceville / Buford Dr.                             256,000         597,000         22,000
  03/12/99     Hanover Park / W. Lake Street                        1,320,000       3,081,000         15,000
  03/12/99     Chicago / W. Jarvis Ave                                313,000         731,000         20,000
  03/12/99     Chicago / N. Broadway St                               535,000       1,249,000         43,000
  03/12/99     Carol Stream / Phillips Court                          829,000       1,780,000         10,000
  03/12/99     Winfield / Roosevelt Road                            1,109,000       2,587,000         13,000
  03/12/99     Schaumburg / S. Roselle Road                           659,000       1,537,000         26,000
  03/12/99     Tinley Park / Brennan Hwy                              771,000       1,799,000         22,000
  03/12/99     Schaumburg / Palmer Drive                            1,333,000       3,111,000         14,000
  03/12/99     Geneva / Gary Ave                                    1,072,000       2,501,000         17,000
  03/12/99     Naperville / Lasalle Ave                             1,501,000       3,502,000         59,000
  03/12/99     Mobile / Hillcrest Road                                554,000       1,293,000         28,000
  03/12/99     Mobile / Azalea Road                                   517,000       1,206,000          9,000
  03/12/99     Mobile / Moffat Road                                   537,000       1,254,000         17,000
  03/12/99     Mobile / Grelot Road                                   804,000       1,877,000         23,000
  03/12/99     Mobile / Government Blvd                               407,000         950,000         22,000
  03/12/99     New Orleans / Tchoupitoulas                          1,092,000       2,548,000         12,000
  03/12/99     Louisville / Breckenridge Lane                         581,000       1,356,000         20,000
  03/12/99     Louisville                                             554,000       1,292,000          9,000
  03/12/99     Louisville / Poplar Level                              463,000       1,080,000         16,000
  03/12/99     Chesapeake / Western Branch                          1,274,000       2,973,000         18,000
  03/12/99     Centreville / Lee Hwy                                1,650,000       3,851,000         35,000
  03/12/99     Sterling / S. Sterling Blvd                          1,282,000       2,992,000         19,000
  03/12/99     Manassas / Sudley Road                                 776,000       1,810,000         24,000
  03/12/99     Longmont / Wedgewood Ave                               717,000       1,673,000          7,000
  03/12/99     Fort Collins / So. College Ave                         745,000       1,739,000         13,000
  03/12/99     CO Springs / Parkmoor Village                          620,000       1,446,000         13,000
  03/12/99     CO Springs / Van Teylingen                           1,216,000       2,837,000         13,000
  03/12/99     Denver / So. Clinton St.                               462,000       1,609,000         10,000
  03/12/99     Denver / Washington St.                                795,000       1,846,000         31,000
  03/12/99     CO Springs / Centennial Blvd                         1,352,000       3,155,000          5,000
  03/12/99     Basalt / Park Ave.                                   1,757,000       4,099,000          4,000
  03/12/99     CO Springs / Astrozon Court                            810,000       1,889,000         12,000



                                                                Gross Carrying Amount
                                                                At December 31, 1999
    Date                                               ----------------------------------------     Accumulated
  Acquired                Description                   Land         Buildings         Total       Depreciation
-----------------------------------------------------------------------------------------------------------------
STORAGE FACILITIES
  03/12/99     Norcross / Dawson Blvd                  1,232,000      2,893,000       4,125,000          93,000
  03/12/99     Forest Park / Old Dixie Hwy               895,000      2,105,000       3,000,000          68,000
  03/12/99     Decatur / Covington                     1,764,000      4,141,000       5,905,000         133,000
  03/12/99     Alpharetta / Maxwell Rd                 1,075,000      2,523,000       3,598,000          81,000
  03/12/99     Alpharetta / N. Main St                 1,240,000      2,907,000       4,147,000          93,000
  03/12/99     Atlanta / Bolton Rd                       866,000      2,033,000       2,899,000          66,000
  03/12/99     Riverdale / Georgia Hwy 85              1,075,000      2,525,000       3,600,000          81,000
  03/12/99     Kennesaw / Rutledge Road                  803,000      1,902,000       2,705,000          63,000
  03/12/99     Lawrenceville / Buford Dr.                256,000        619,000         875,000          21,000
  03/12/99     Hanover Park / W. Lake Street           1,320,000      3,096,000       4,416,000          99,000
  03/12/99     Chicago / W. Jarvis Ave                   313,000        751,000       1,064,000          25,000
  03/12/99     Chicago / N. Broadway St                  535,000      1,292,000       1,827,000          44,000
  03/12/99     Carol Stream / Phillips Court             829,000      1,790,000       2,619,000          59,000
  03/12/99     Winfield / Roosevelt Road               1,109,000      2,600,000       3,709,000          84,000
  03/12/99     Schaumburg / S. Roselle Road              659,000      1,563,000       2,222,000          51,000
  03/12/99     Tinley Park / Brennan Hwy                 771,000      1,821,000       2,592,000          59,000
  03/12/99     Schaumburg / Palmer Drive               1,333,000      3,125,000       4,458,000         100,000
  03/12/99     Geneva / Gary Ave                       1,072,000      2,518,000       3,590,000          81,000
  03/12/99     Naperville / Lasalle Ave                1,501,000      3,561,000       5,062,000         115,000
  03/12/99     Mobile / Hillcrest Road                   554,000      1,321,000       1,875,000          43,000
  03/12/99     Mobile / Azalea Road                      517,000      1,215,000       1,732,000          39,000
  03/12/99     Mobile / Moffat Road                      537,000      1,271,000       1,808,000          41,000
  03/12/99     Mobile / Grelot Road                      804,000      1,900,000       2,704,000          61,000
  03/12/99     Mobile / Government Blvd                  407,000        972,000       1,379,000          32,000
  03/12/99     New Orleans / Tchoupitoulas             1,092,000      2,560,000       3,652,000          82,000
  03/12/99     Louisville / Breckenridge Lane            581,000      1,376,000       1,957,000          44,000
  03/12/99     Louisville                                554,000      1,301,000       1,855,000          41,000
  03/12/99     Louisville / Poplar Level                 463,000      1,096,000       1,559,000          36,000
  03/12/99     Chesapeake / Western Branch             1,274,000      2,991,000       4,265,000          96,000
  03/12/99     Centreville / Lee Hwy                   1,650,000      3,886,000       5,536,000         124,000
  03/12/99     Sterling / S. Sterling Blvd             1,282,000      3,011,000       4,293,000          97,000
  03/12/99     Manassas / Sudley Road                    776,000      1,834,000       2,610,000          59,000
  03/12/99     Longmont / Wedgewood Ave                  717,000      1,680,000       2,397,000          54,000
  03/12/99     Fort Collins / So. College Ave            745,000      1,752,000       2,497,000          57,000
  03/12/99     CO Springs / Parkmoor Village             620,000      1,459,000       2,079,000          47,000
  03/12/99     CO Springs / Van Teylingen              1,216,000      2,850,000       4,066,000          91,000
  03/12/99     Denver / So. Clinton St.                  462,000      1,619,000       2,081,000          35,000
  03/12/99     Denver / Washington St.                   795,000      1,877,000       2,672,000          61,000
  03/12/99     CO Springs / Centennial Blvd            1,352,000      3,160,000       4,512,000         102,000
  03/12/99     Basalt / Park Ave.                      1,757,000      4,103,000       5,860,000         131,000
  03/12/99     CO Springs / Astrozon Court               810,000      1,901,000       2,711,000          61,000

                                                                                                                 Adjustments
                                                                                                                  Resulting
                                                                                                                    from
                                                                         Initial Cost               Costs            the
                                                                    ---------------------------                  Acquisition
    Date                                                                          Buildings &     Subsequent     of Minority
  Acquired                Description             Encumbrances        Land       Improvements   to Acquisition    interests
---------------------------------------------------------------------------------------------------------------------------------
STORAGE FACILITIES
  03/12/99     Arvada / 64th Ave                                      671,000       1,566,000          7,000
  03/12/99     Golden / Simms Street                                  918,000       2,143,000         19,000
  03/12/99     Lawrence / Haskell Ave                                 636,000       1,484,000         19,000
  03/12/99     Overland Park / Hemlock St                           1,168,000       2,725,000          5,000
  03/12/99     Lenexa / Long St.                                      720,000       1,644,000          5,000
  03/12/99     Shawnee / Hedge Lane Terrace                           570,000       1,331,000          5,000
  03/12/99     Mission / Foxridge Dr                                1,657,000       3,864,000          7,000
  03/12/99     Milwaukee / W. Dean Road                             1,362,000       3,163,000         73,000
  03/12/99     Columbus / Morse Road                                1,415,000       3,302,000         51,000
  03/12/99     Milford / Branch Hill                                  527,000       1,229,000         24,000
  03/12/99     Fairfield / Dixie                                      519,000       1,211,000         26,000
  03/12/99     Cincinnati / Western Hills                             758,000       1,769,000         22,000
  03/12/99     Austin / N. Mopac Expressway                           865,000       2,791,000         11,000
  03/12/99     Atlanta / Dunwoody Place                             1,410,000       3,296,000         52,000
  03/12/99     Kennedale/Bowman Springs                               425,000         991,000         12,000
  03/12/99     CO Springs/N. Powers                                 1,124,000       2,622,000         28,000
  03/12/99     St. Louis/S. Third St                                  206,000         480,000          7,000
  03/12/99     Orlando / L. B. McLeod Road                            521,000       1,217,000         13,000
  03/12/99     Jacksonville / Roosevelt Blvd.                         851,000       1,986,000         28,000
  03/12/99     Miami-Kendall / SW 84th Street                         935,000       2,180,000         13,000
  03/12/99     North Miami Beach / 69th St                          1,594,000       3,720,000         34,000
  03/12/99     Miami Beach / Dade Blvd                                962,000       2,245,000         20,000
  03/12/99     Chicago / N. Natchez Ave                             1,684,000       3,930,000          7,000
  03/12/99     Chicago / W. Cermak Road                             1,294,000       3,019,000        158,000
  03/12/99     Kansas City / State Ave                                645,000       1,505,000          7,000
  03/12/99     Lenexa / Santa Fe Trail Road                           713,000       1,663,000          7,000
  03/12/99     Waukesha / Foster Court                                765,000       1,785,000         20,000
  03/12/99     Chicago / West 47th St.                                705,000       1,645,000         12,000
  03/12/99     Carol Stream / S. Main Place                         1,320,000       3,079,000         30,000
  03/12/99     Carpentersville /N. Western Ave                        911,000       2,120,000         28,000
  03/12/99     Elgin / E. Chicago St.                                 570,000       2,163,000         28,000
  03/12/99     Elgin / Big Timber Road                              1,347,000       3,253,000         41,000
  03/12/99     Chicago / S. Pulaski Road                              458,000       2,118,000         36,000
  03/12/99     Aurora / Business 30                                   900,000       2,097,000         27,000
  03/12/99     River Grove / N. 5th Ave.                            1,094,000       2,552,000         45,000
  03/12/99     St. Charles / E. Main St.                              951,000       2,220,000         45,000
  03/12/99     Streamwood / Old Church Road                           855,000       1,991,000         18,000
  03/12/99     Mt. Prospect / Central Road                            802,000       1,847,000         20,000
  03/31/99     Forest Park                                            270,000       3,378,000              -
  09/30/95     Fresno                                   77,000         44,000         206,000         18,000           804,000
  09/30/95     Stockton                                275,000        151,000         402,000         29,000         2,017,000



                                                                 Gross Carrying Amount
                                                                 At December 31, 1999
    Date                                                ----------------------------------------     Accumulated
  Acquired                Description                    Land         Buildings         Total       Depreciation
------------------------------------------------------------------------------------------------------------------
STORAGE FACILITIES
  03/12/99     Arvada / 64th Ave                          671,000      1,573,000       2,244,000          51,000
  03/12/99     Golden / Simms Street                      918,000      2,162,000       3,080,000          70,000
  03/12/99     Lawrence / Haskell Ave                     636,000      1,503,000       2,139,000          48,000
  03/12/99     Overland Park / Hemlock St               1,168,000      2,730,000       3,898,000          88,000
  03/12/99     Lenexa / Long St.                          720,000      1,649,000       2,369,000          54,000
  03/12/99     Shawnee / Hedge Lane Terrace               570,000      1,336,000       1,906,000          43,000
  03/12/99     Mission / Foxridge Dr                    1,657,000      3,871,000       5,528,000         124,000
  03/12/99     Milwaukee / W. Dean Road                 1,362,000      3,236,000       4,598,000         103,000
  03/12/99     Columbus / Morse Road                    1,415,000      3,353,000       4,768,000         108,000
  03/12/99     Milford / Branch Hill                      527,000      1,253,000       1,780,000          40,000
  03/12/99     Fairfield / Dixie                          519,000      1,237,000       1,756,000          40,000
  03/12/99     Cincinnati / Western Hills                 758,000      1,791,000       2,549,000          57,000
  03/12/99     Austin / N. Mopac Expressway               865,000      2,802,000       3,667,000          47,000
  03/12/99     Atlanta / Dunwoody Place                 1,410,000      3,348,000       4,758,000          56,000
  03/12/99     Kennedale/Bowman Springs                   425,000      1,003,000       1,428,000          33,000
  03/12/99     CO Springs/N. Powers                     1,124,000      2,650,000       3,774,000          85,000
  03/12/99     St. Louis/S. Third St                      206,000        487,000         693,000          16,000
  03/12/99     Orlando / L. B. McLeod Road                521,000      1,230,000       1,751,000          40,000
  03/12/99     Jacksonville / Roosevelt Blvd.             851,000      2,014,000       2,865,000          65,000
  03/12/99     Miami-Kendall / SW 84th Street             935,000      2,193,000       3,128,000          71,000
  03/12/99     North Miami Beach / 69th St              1,594,000      3,754,000       5,348,000         120,000
  03/12/99     Miami Beach / Dade Blvd                    962,000      2,265,000       3,227,000          73,000
  03/12/99     Chicago / N. Natchez Ave                 1,684,000      3,937,000       5,621,000         126,000
  03/12/99     Chicago / W. Cermak Road                 1,294,000      3,177,000       4,471,000         102,000
  03/12/99     Kansas City / State Ave                    645,000      1,512,000       2,157,000          49,000
  03/12/99     Lenexa / Santa Fe Trail Road               713,000      1,670,000       2,383,000          54,000
  03/12/99     Waukesha / Foster Court                    765,000      1,805,000       2,570,000          60,000
  03/12/99     Chicago / West 47th St.                    705,000      1,657,000       2,362,000          55,000
  03/12/99     Carol Stream / S. Main Place             1,320,000      3,109,000       4,429,000         103,000
  03/12/99     Carpentersville /N. Western Ave            911,000      2,148,000       3,059,000          72,000
  03/12/99     Elgin / E. Chicago St.                     570,000      2,191,000       2,761,000          58,000
  03/12/99     Elgin / Big Timber Road                  1,347,000      3,294,000       4,641,000         109,000
  03/12/99     Chicago / S. Pulaski Road                  458,000      2,154,000       2,612,000          35,000
  03/12/99     Aurora / Business 30                       900,000      2,124,000       3,024,000          69,000
  03/12/99     River Grove / N. 5th Ave.                1,094,000      2,597,000       3,691,000          84,000
  03/12/99     St. Charles / E. Main St.                  951,000      2,265,000       3,216,000          73,000
  03/12/99     Streamwood / Old Church Road               855,000      2,009,000       2,864,000          66,000
  03/12/99     Mt. Prospect / Central Road                802,000      1,867,000       2,669,000          62,000
  03/31/99     Forest Park                                270,000      3,378,000       3,648,000         920,000
  04/01/99     Fresno                                     316,000        756,000       1,072,000         401,000
  05/01/99     Stockton                                   771,000      1,828,000       2,599,000         637,000

                                                                                                                 Adjustments
                                                                                                                  Resulting
                                                                                                                    from
                                                                         Initial Cost               Costs            the
                                                                    ---------------------------                  Acquisition
    Date                                                                          Buildings &     Subsequent     of Minority
  Acquired                Description             Encumbrances        Land       Improvements   to Acquisition    interests
------------------------------------------------------------------------------------------------------------------------------
STORAGE FACILITIES
  07/01/99     Pantego/W. Pioneer Pkwy                                432,000       1,228,000         18,000
  07/01/99     Nashville/Lafayette St                                 486,000       1,135,000         24,000
  07/01/99     Nashville/Metroplex Dr                                 380,000         886,000          9,000
  07/01/99     Madison / Myatt Dr                                     441,000       1,028,000         28,000
  07/01/99     Hixson / Highway 153                                   488,000       1,138,000         15,000
  07/01/99     Hixson / Gadd Rd                                       207,000         484,000         25,000
  07/01/99     Red Bank / Harding Rd                                  452,000       1,056,000         42,000
  07/01/99     Nashville/Welshwood Dr                                 934,000       2,179,000         44,000
  07/01/99     Madison/Williams Ave                                 1,318,000       3,076,000         24,000
  07/01/99     Nashville/McNally Dr                                   884,000       2,062,000         52,000
  07/01/99     Hermitage/Central                                      646,000       1,508,000         23,000
  07/01/99     Antioch/Cane Ridge Rd                                  353,000         823,000         23,000
  09/01/99     Charlotte / Ashley Road                                664,000       1,551,000          1,000
  09/01/99     Raleigh / Capital Blvd                                 667,000       1,559,000          4,000
  09/01/99     Charlotte / South Blvd.                                734,000       1,715,000          6,000
  09/01/99     Greensboro/W. Market St.                               603,000       1,409,000          9,000
  09/01/99     Raleigh / North Blvd                                   260,000         607,000          1,000
  10/08/99     Belmont / O'Neill Ave                                  869,000       4,582,000         17,000
  11/15/99     Memphis / Poplar Ave                                 1,631,000       3,062,000        237,000
  12/01/99     Matthews/Matthews                                      937,000       3,155,000        236,000
  12/01/99     Dallas / Swiss Ave                                   1,862,000       4,344,000              -
  12/30/99     Santa Ana / MacArthur                                2,657,000       3,167,000        235,000
  12/30/99     Oak Park/Greenfield Rd & 8 Mile                      1,184,000       2,826,000          5,000
               Road
  12/30/99     Tamarac Parkway - Denver, CO                         1,902,000       4,467,000              -

OTHER PROPERTIES
               Glendale/Western Avenue                              1,622,000       3,771,000      8,445,000
  11/15/95     Camarillo/Ventura Blvd                                 180,000         420,000         31,000
  12/01/99     Burlingame                                           4,043,000       9,434,000              -
  12/01/99     West Palm Beach                                        984,000       2,358,000              -
  12/01/99     St. Petersburg                                         932,000       2,766,000              -
               Construction in Progress                                     -               -    140,764,000
               Vacant Land                                            306,000               -              -
                                                  ----------------------------------------------------------------------------
                                                   $29,338,000   $1,030,423,000  $2,406,922,000 $355,866,000      $169,986,000
                                                  ============================================================================



                                                                Gross Carrying Amount
                                                                At December 31, 1999
    Date                                               ----------------------------------------     Accumulated
  Acquired                Description                   Land         Buildings         Total       Depreciation
-----------------------------------------------------------------------------------------------------------------
STORAGE FACILITIES
  07/01/99     Pantego/W. Pioneer Pkwy                   432,000      1,246,000       1,678,000          25,000
  07/01/99     Nashville/Lafayette St                    486,000      1,159,000       1,645,000          38,000
  07/01/99     Nashville/Metroplex Dr                    380,000        895,000       1,275,000          29,000
  07/01/99     Madison / Myatt Dr                        441,000      1,056,000       1,497,000          34,000
  07/01/99     Hixson / Highway 153                      488,000      1,153,000       1,641,000          37,000
  07/01/99     Hixson / Gadd Rd                          207,000        509,000         716,000          17,000
  07/01/99     Red Bank / Harding Rd                     452,000      1,098,000       1,550,000          35,000
  07/01/99     Nashville/Welshwood Dr                    934,000      2,223,000       3,157,000          71,000
  07/01/99     Madison/Williams Ave                    1,318,000      3,100,000       4,418,000          99,000
  07/01/99     Nashville/McNally Dr                      884,000      2,114,000       2,998,000          67,000
  07/01/99     Hermitage/Central                         646,000      1,531,000       2,177,000          49,000
  07/01/99     Antioch/Cane Ridge Rd                     353,000        846,000       1,199,000          27,000
  09/01/99     Charlotte / Ashley Road                   664,000      1,552,000       2,216,000          15,000
  09/01/99     Raleigh / Capital Blvd                    667,000      1,563,000       2,230,000          15,000
  09/01/99     Charlotte / South Blvd.                   734,000      1,721,000       2,455,000          17,000
  09/01/99     Greensboro/W. Market St.                  603,000      1,418,000       2,021,000          14,000
  09/01/99     Raleigh / North Blvd                      260,000        608,000         868,000           6,000
  10/08/99     Belmont / O'Neill Ave                     869,000      4,599,000       5,468,000          46,000
  11/15/99     Memphis / Poplar Ave                    1,631,000      3,299,000       4,930,000          11,000
  12/01/99     Matthews/Matthews                         937,000      3,391,000       4,328,000          11,000
  12/01/99     Dallas / Swiss Ave                      1,862,000      4,344,000       6,206,000          20,000
  12/30/99     Santa Ana / MacArthur                   2,657,000      3,402,000       6,059,000               -
  12/30/99     Oak Park/Greenfield Rd & 8 Mile         1,184,000      2,831,000       4,015,000               -
               Road
  12/30/99     Tamarac Parkway - Denver, CO            1,902,000      4,467,000       6,369,000               -

OTHER PROPERTIES
               Glendale/Western Avenue                 1,617,000     12,221,000      13,838,000       4,455,000
  11/15/95     Camarillo/Ventura Blvd                    180,000        451,000         631,000         102,000
  12/01/99     Burlingame                              4,043,000      9,434,000      13,477,000          32,000
  12/01/99     West Palm Beach                           984,000      2,358,000       3,342,000          91,000
  12/01/99     St. Petersburg                            932,000      2,766,000       3,698,000          98,000
               Construction in Progress                        -    140,764,000     140,764,000               -
               Vacant Land                               306,000              -         306,000               -
                                                  ---------------------------------------------------------------
                                                    $1,036,958,000 $2,926,239,000  $3,963,197,000  $533,412,000
                                                  ===============================================================

                                      F-58