Form 10-Q
period 2000-03-31
PUBLIC STORAGE INC /CA
filed 2000-05-15
CIK 318380

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2000
                               ---------------

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from               to             .
                              ---------------  ---------------

Commission File Number:     1-8389
                            ------


                              PUBLIC STORAGE, INC.
                              --------------------
             (Exact name of registrant as specified in its charter)


              California                                        95-3551121
-----------------------------------------                 ----------------------
    (State or other jurisdiction of                          (I.R.S. Employer
    incorporation or organization)                        Identification Number)

701 Western Avenue, Glendale, California                         91201-2394
-----------------------------------------                 ----------------------
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

                                [ X ] Yes [ ] No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of May 1, 2000:

Common Stock, $.10 Par Value - 125,293,791 shares
-------------------------------------------------

Class B Common Stock, $.10 Par Value - 7,000,000 shares
-------------------------------------------------------

Depositary Shares Each Representing  1/1,000 of a Share of Equity Stock,  Series
-----------------------------------  -------------------------------------------
A, $.01 Par Value - 4,353,102 depositary shares  (representing  4,353.102 shares
--------------------------------------------------------------------------------
of Equity Stock, Series A)
--------------------------

Equity Stock, Series AA, $.01 Par Value - 225,000 shares
--------------------------------------------------------

Equity Stock, Series AAA, $.01 Par Value - 4,289,544 shares
-----------------------------------------------------------

                              PUBLIC STORAGE, INC.

                                      INDEX


                                                                           Pages
PART I. FINANCIAL INFORMATION
        ---------------------

Item 1.  Financial Statements

         Condensed Consolidated Balance Sheets at
              March 31, 2000 and December 31, 1999                             1

         Condensed Consolidated Statements of Income for the
              Three Months Ended March 31, 2000 and 1999                       2

         Condensed Consolidated Statements of Shareholders' Equity
              for the Three Months Ended March 31, 2000                        3

         Condensed Consolidated Statements of Cash Flows
              for the Three Months Ended March 31, 2000 and 1999           4 - 5

         Notes to Condensed Consolidated Financial Statements             6 - 18

Item 2.  Management's Discussion and Analysis of
              Financial Condition and Results of Operations              19 - 28

PART II. OTHER INFORMATION (Items 1, 2, 3, 4 and 5 are not applicable)
         -----------------

Item 6.  Exhibits and Reports on Form 8-K                                29 - 34

                              PUBLIC STORAGE, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    (AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)


                                                                                     MARCH 31,           DECEMBER 31,
                                                                                       2000                 1999
                                                                                  ---------------       ---------------

                                     ASSETS
                                     ------

Cash and cash equivalents......................................................   $      274,681        $      55,125
Real estate facilities, at cost:
   Land........................................................................        1,038,575            1,036,958
   Buildings...................................................................        2,817,775            2,785,475
                                                                                  ---------------       ---------------
                                                                                       3,856,350            3,822,433
   Accumulated depreciation....................................................        (565,714)            (533,412)
                                                                                  ---------------       ---------------
                                                                                       3,290,636            3,289,021
   Construction in process.....................................................          150,706              140,764
                                                                                  ---------------       ---------------
                                                                                       3,441,342            3,429,785

Investment in real estate entities.............................................          475,642              457,529
Intangible assets, net.........................................................          191,998              194,326
Mortgage notes receivable from affiliates......................................           33,185               18,798
Other assets...................................................................           75,500               58,822
                                                                                  ---------------       ---------------
              Total assets.....................................................   $    4,492,348        $   4,214,385
                                                                                  ===============       ===============

                      LIABILITIES AND SHAREHOLDERS' EQUITY
                      ------------------------------------

Notes payable..................................................................   $      166,741        $     167,338
Distributions payable..........................................................                -               82,086
Accrued and other liabilities..................................................           84,135               89,261
                                                                                  ---------------       ---------------
         Total liabilities.....................................................          250,876              338,685
Minority interest..............................................................          484,339              186,600
Commitments and contingencies
Shareholders' equity:
   Preferred Stock, $0.01 par value, 50,000,000 shares authorized, 11,141,100 shares  issued  and outstanding (11,141,100 issued and  outstanding  at
     December 31, 1999), at liquidation preference:
         Cumulative Preferred Stock, issued in series..........................        1,155,150            1,155,150
   Common Stock, $0.10 par value, 200,000,000 shares authorized, 125,422,557
     shares issued and outstanding (126,697,023 at December 31, 1999)..........           12,543               12,671
   Equity Stock, Series A, $0.01 par value, 200,000,000 shares authorized,
     4,300.555 shares issued and outstanding (none issued and outstanding at
     December 31, 1999)........................................................                -                    -
   Class B Common Stock, $0.10 par value, 7,000,000 shares authorized and
     issued....................................................................              700                  700
   Paid-in capital.............................................................        2,515,173            2,463,193
   Cumulative net income.......................................................        1,162,534            1,089,973
   Cumulative distributions paid...............................................       (1,088,967)          (1,032,587)
                                                                                  ---------------       ---------------
         Total shareholders' equity............................................        3,757,133            3,689,100
                                                                                  ---------------       ---------------
              Total liabilities and shareholders' equity.......................    $   4,492,348        $   4,214,385
                                                                                  ===============       ===============

                            See accompanying notes.
                                       1

                              PUBLIC STORAGE, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                  (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                   (UNAUDITED)

                                                                                For the Three Months Ended
                                                                                        March 31,
                                                                           ------------------------------------
                                                                                2000                 1999
                                                                           ---------------      ---------------
REVENUES:
     Rental income:
         Self-storage facilities...................................        $      154,634       $      129,029
         Commercial properties.....................................                 2,759                1,914
         Portable self-storage.....................................                 7,549                5,428
     Equity earnings of real estate entities.......................                 8,276                8,122
     Interest and other income.....................................                 3,377                3,522
                                                                           ---------------      ---------------
                                                                                  176,595              148,015
EXPENSES:
     Cost of operations:
         Self-storage facilities...................................                50,357               40,629
         Commercial properties.....................................                   949                  638
         Portable self-storage.....................................                 7,854                7,831
     Depreciation and amortization.................................                36,034               30,156
     General and administrative....................................                 3,045                2,362
     Interest expense..............................................                 1,406                1,204
                                                                           ---------------      ---------------
                                                                                   99,645               82,820
                                                                           ---------------      ---------------

     Income before minority interest...............................                76,950               65,195

     Minority interest in income...................................                (4,389)              (3,353)
                                                                           ---------------      ---------------

NET INCOME.........................................................        $       72,561       $       61,842
                                                                           ===============      ===============

NET INCOME ALLOCATION:
     Allocable to preferred shareholders...........................        $       25,038       $       21,530
     Allocable to equity shareholders, Series A....................                 2,258                    -
                                                                           ---------------      ---------------
     Allocable to common shareholders..............................                45,265               40,312
                                                                           ===============      ===============
                                                                           $       72,561       $       61,842
                                                                           ===============      ===============
PER COMMON SHARE:
     Net income per common share - Basic...........................        $         0.34       $         0.34
                                                                           ===============      ===============
     Net income per common share - Diluted.........................        $         0.34       $         0.34
                                                                           ===============      ===============
     Net income per depositary share of Equity Stock, Series A -
         Basic and Diluted.........................................        $         0.61       $            -
                                                                           ===============      ===============
     Weighted average common shares - Basic........................               132,781              118,624
                                                                           ===============      ===============
     Weighted average common shares - Diluted......................               132,902              119,014
                                                                           ===============      ===============
     Weighted average depositary shares of Equity Stock, Series A -
         Basic and Diluted.........................................                 3,702                    -
                                                                           ===============      ===============

                            See accompanying notes.
                                       2

                              PUBLIC STORAGE, INC.
            CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                    FOR THE THREE MONTHS ENDED MARCH 31, 2000
                    (AMOUNTS IN THOUSANDS EXCEPT SHARE DATA)

                                   (UNAUDITED)

                                                          Cumulative
                                                            Senior                    Class B
                                                          Preferred       Common      Common       Paid-in
                                                            Stock          Stock       Stock       Capital
                                                          ----------     --------     -------     -----------
Balances at December 31, 1999..........................   $1,155,150     $12,671       $700       $2,463,193

Issuance of common stock:
   Exercise of stock options (105,834 shares)..........            -          10          -            1,969

Repurchase of common stock (1,380,300 shares) .........            -        (138)         -          (30,599)

Issuance of Equity Stock, Series A (4,300.555 shares)..            -           -          -           83,810

Costs in connection with capital raising activities....            -           -          -           (3,200)

Net income.............................................            -           -          -                -

Cash distributions:
   Cumulative Senior Preferred Stock...................            -           -          -                -
   Equity Stock, Series A..............................            -           -          -                -
   Class B Common Stock................................            -           -          -                -
   Common Stock........................................            -           -          -                -
                                                          ----------     --------     -------     -----------
Balances at March 31, 2000.............................   $1,155,150     $12,543       $700       $2,515,173
                                                          ==========     ========     =======     ===========

                                                                                               Total
                                                          Cumulative       Cumulative      Shareholders'
                                                          Net Income     Distributions        Equity
                                                          ----------     -------------     -------------
Balances at December 31, 1999..........................   $1,089,973      $(1,032,587)      $3,689,100

Issuance of common stock:
   Exercise of stock options (105,834 shares)..........            -                -            1,979

Repurchase of common stock (1,380,300 shares) .........            -                -          (30,737)

Issuance of Equity Stock, Series A (4,300.555 shares)..            -                -           83,810

Costs in connection with capital raising activities....            -                -           (3,200)

Net income.............................................       72,561                -           72,561

Cash distributions:
   Cumulative Senior Preferred Stock...................            -          (25,038)         (25,038)
   Equity Stock, Series A..............................            -           (2,258)          (2,258)
   Class B common stock................................            -           (1,494)          (1,494)
   Common Stock........................................            -          (27,590)         (27,590)
                                                          ----------     -------------     -------------
Balances at March 31, 2000.............................   $1,162,534      $(1,088,967)      $3,757,133
                                                          ==========     =============     =============

                            See accompanying notes.
                                       3

                              PUBLIC STORAGE, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (AMOUNTS IN THOUSANDS)

                                   (UNAUDITED)

                                                                                For the Three Months Ended
                                                                                        March 31,
                                                                            -----------------------------------
                                                                                2000                 1999
                                                                            --------------       --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income......................................................         $      72,561        $      61,842
   Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation and amortization.................................                36,034               30,156
     Depreciation included in equity earnings of real estate
       entities....................................................                 5,032                4,129
     Minority interest in income...................................                 4,389                3,353
                                                                            --------------       --------------
         Total adjustments.........................................                45,455               37,638
                                                                            --------------       --------------
             Net cash provided by operating activities.............               118,016               99,480
                                                                            --------------       --------------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Principal payments received on notes receivable from
       affiliates..................................................                   353               13,864
     Notes receivable from affiliates..............................               (11,400)             (41,200)
     Capital improvements to real estate facilities................                (4,126)              (2,935)
     Construction in process.......................................               (44,318)             (31,309)
     Acquisition of minority interests in consolidated real estate
       partnerships................................................               (26,613)              (3,069)
     Acquisition of investment in real estate entities.............               (37,538)             (22,802)
     Acquisition of real estate facilities.........................                     -               (5,255)
     Acquisition cost of business combinations.....................                     -             (103,646)
     Proceeds from the sale of real estate facilities..............                 8,638                    -
                                                                            --------------       --------------
             Net cash used in investing activities.................              (115,004)            (196,352)
                                                                            --------------       --------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Principal payments on notes payable...........................                  (597)                (581)
     Net proceeds from the issuance of common stock................                 1,979                  313
     Net proceeds from the issuance of preferred stock.............                     -              222,555
     Net proceeds from the issuance of equity stock................                39,800                    -
     Net proceeds from the issuance of preferred partnership units.               311,800                    -
     Repurchase of common stock....................................               (30,737)             (17,578)
     Distributions paid to preferred and common shareholders.......               (56,380)             (49,309)
     Special distribution paid to common shareholders..............               (38,076)                   -
     Distributions from operations to minority interests...........                (6,178)              (5,664)
     Distributions to minority interests in excess of operating
       activities..................................................                (1,268)              (5,003)
     Other.........................................................                (3,799)               3,489
                                                                            --------------       --------------
              Net cash provided by financing activities............               216,544              148,222
                                                                            --------------       --------------

Net increase in cash and cash equivalents..........................               219,556               51,350
Cash and cash equivalents at the beginning of the period...........                55,125               51,225
                                                                            --------------       --------------
Cash and cash equivalents at the end of the period.................         $     274,681        $     102,575
                                                                            ==============       ==============

                            See accompanying notes.
                                       4

                              PUBLIC STORAGE, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (AMOUNTS IN THOUSANDS)

                                   (UNAUDITED)
                                   (CONTINUED)

                                                                                For the Three Months Ended
                                                                                        March 31,
                                                                            ------------------------------------
                                                                                2000                 1999
                                                                            ---------------      ---------------

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

 Business combinations:
     Real estate facilities......................................           $            -       $     (596,266)
     Construction in process.....................................                        -              (11,449)
     Investment in real estate entities..........................                        -                 (356)
     Mortgage notes receivable...................................                        -               (6,739)
     Other assets................................................                        -               (1,933)
     Accrued and other liabilities...............................                        -               15,651
     Minority interest...........................................                        -               27,009
     Notes payable...............................................                        -              100,000

 Reduction to investment in real estate entities in connection with:
     Business combinations.......................................                        -               23,214
     Sale of investments.........................................                   14,393                    -

 Increase in other assets in connection with sale of investments.                  (14,393)                   -

 Acquisition of minority interest and real estate in exchange for mortgage notes receivable:
     Real estate facilities......................................                  (14,421)
     Minority interest...........................................                  (12,542)

 Mortgage notes receivable forgiven in exchange for minority
   interest and real estate......................................                      350

 Disposition of real estate facilities in exchange for note
   receivable and acquisition of minority interest:
     Real estate facilities......................................                   19,006                    -
     Accumulated depreciation....................................                     (251)

 Acquisition of minority interest in exchange for  the
   disposition of real estate facilities.........................                   (6,427)                   -

 Note receivable received in exchange for the disposition of
   real estate facilities........................................                   (3,690)                   -

Decrease in distributions payable through the issuance of Equity
   Stock, Series A...............................................                  (44,010)                   -

Issuance of common stock in connection with a business
   combination...................................................                        -              347,223

Issuance of Equity Stock, Series A in connection with special
   distributions to common shareholders..........................                   44,010                    -

                           See accompanying notes.
                                       5

                              PUBLIC STORAGE, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2000
                                   (UNAUDITED)


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

              In 1996 and 1997, we organized Public Storage Pickup and Delivery, Inc., as a separate corporation and partnership (the corporation and partnership are collectively referred to as "PSPUD") to operate storage facilities that rent portable storage containers to customers for storage in central warehouses. At March 31, 2000, PSPUD had 36 facilities in operation.

              We invest in real estate facilities by acquiring wholly owned facilities or by acquiring interests in real estate entities which also own real estate facilities. At March 31, 2000, we had direct and indirect equity interests in 1,446 properties located in 38 states, including 1,316 storage facilities and 130 commercial properties. The Company under the "Public Storage" name operates all of the self-storage facilities.

2.   Summary of significant accounting policies
     ------------------------------------------

     Basis of presentation
     ---------------------

              The consolidated  financial statements include the accounts of the
     Company and 34 controlled entities (the "Consolidated Entities"). Collectively, the Company and these entities own a total of 1,209 real estate facilities, consisting of 1,205 storage facilities and four commercial properties.

              At March 31, 2000, we had equity investments in 11 limited partnerships in which we do not have a controlling interest. These limited partnerships collectively own 111 self-storage facilities, which are managed by the Company. In addition, we own approximately 41% of the common interest in PS Business Parks, Inc. ("PSB"), which owns and operates 126 commercial properties. We do not control these entities, accordingly, our investments in these limited partnerships and PSB are accounted for using the equity method.

     Use of estimates
     ----------------

              The preparation of the consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

     Income tax
     ----------

              For all taxable years subsequent to 1980, the Company qualified and intends to continue to qualify as a REIT, as defined in Section 856 of the Internal Revenue Code. As a REIT, we are not taxed on that portion of our taxable income, which is distributed to our shareholders, provided that we meet certain tests. We believe we will meet these tests during 2000 and, accordingly, no provision for income taxes has been made in the accompanying financial statements.

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

     Evaluation of asset impairment
     ------------------------------

              In 1995, the Financial Accounting Standards Board issued Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" which requires impairment losses to be recorded on long-lived assets. We annually evaluate long-lived assets
     (including goodwill), by identifying indicators of impairment and by comparing the sum of the estimated undiscounted future cash flows for each asset to the asset's carrying amount. When indicators of impairment are present and the sum of the undiscounted cash flows is less than the carrying value of such asset, an impairment loss is recorded equal to the difference between the asset's current carrying value and its value based upon discounting its estimated future cash flows. Statement No. 121 also addresses the accounting for long-lived assets that are expected to be disposed of. Such assets are to be reported at the lower of their carrying amount or fair value, less cost to sell. Our evaluations have indicated no impairment in the carrying amount of our assets.

     Other assets
     ------------

              Other assets primarily consist of furniture, fixtures, equipment, and other such assets associated with the portable self-storage business as well as accounts receivable, prepaid expenses, and other such assets of the Company. Included in other assets with respect to the portable self-storage business is furniture, fixtures, and equipment (net of accumulated depreciation) of $33,742,000 and $34,704,000 at March 31, 2000 and December 31, 1999, respectively. Included in depreciation and amortization expense for the three months ended March 31, 2000 and 1999 is $1,153,000 and $1,182,000, respectively, of depreciation of furniture, fixtures, and equipment of the portable self-storage business.

     Intangible assets
     -----------------

              Intangible assets consist of property management contracts ($165,000,000) and the cost over the fair value of net tangible and identifiable intangible assets ($67,726,000) acquired. Intangible assets are amortized straight-line over 25 years. At March 31, 2000 intangible assets are net of accumulated amortization of $40,728,000 ($38,400,000 at December 31, 1999). Included in depreciation and amortization expense for the three months ended March 31, 2000 and 1999 is $2,328,000, respectively, related to the amortization of intangible assets.

     Revenue and expense recognition
     -------------------------------

              Property rents are recognized as earned. Equity in earnings of real estate entities is recognized based on our ownership interest in the earnings of each of the unconsolidated real estate entities. Advertising costs are expensed as incurred.

     Environmental costs
     -------------------

              Our policy is to accrue environmental assessments and/or remediation cost when it is probable that such efforts will be required and the related costs can be reasonably estimated. Our current practice is to conduct environmental investigations in connection with property acquisitions. As a result of environmental investigations of our properties, which commenced in 1995, we recorded an amount, which, in our best estimate, will be sufficient to satisfy anticipated costs of known investigation and remediation requirements. Although there can be no assurance, we are not aware of any environmental contamination of any of our facilities which individually or in the aggregate would be material to our overall business, financial condition, or results of operations.

     Net income per common share
     ---------------------------

              Dividends paid to our preferred shareholders totaling $25,038,000 and $21,530,000 for the three months ended March 31, 2000 and 1999, respectively, have been deducted from net income to arrive at net income allocable to our common shareholders.

              Net income allocated to our common shareholders has been further allocated among our two classes of common stock; our regular common stock and our Equity Stock, Series A. The allocation among each class was based upon the two-class method. Under the two-class method, earnings per share for each class of common stock is determined according to dividends declared (or accumulated) and participation rights in undistributed earnings. Under the two-class method, the Equity Stock, Series A was allocated approximately $2,258,000 of net income and the remaining $45,265,000 was allocated to the regular common shares.

              Diluted net income per common share is computed using the weighted average common shares outstanding (adjusted for stock options). Commencing January 1, 2000, the Company's 7,000,000 Class B common shares outstanding began to participate in distributions of the Company's earnings. Distributions per share of Class B common stock are equal to 97% of the per share distribution paid to the Company's regular common shares. As a result of this participation in distribution of earnings, for purposes of computing net income per common share, the Company began to include 6,790,000 (7,000,000 x 97%) Class B common shares in the weighted average common equivalent shares for the three months ended March 31, 2000. Weighted average shares for the three months ended March 31, 1999 does not include any shares with respect to the Class B common stock as these shares were not participating in distributions of the Company's earnings prior to January 1, 2000.

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

     Reclassifications
     -----------------

         Certain reclassifications have been made to the consolidated financial statements for 1999 in order to conform to the 2000 presentation.

3.   Merger with Storage Trust Realty, Inc.
     --------------------------------------

              On March 12, 1999, we completed a merger with Storage Trust Realty, Inc. ("Storage Trust"). All the outstanding stock of Storage Trust was exchanged for 13,009,485 shares of the Company's common stock and an additional 1,011,963 shares were reserved for issuance upon conversion of limited partnership units in Storage Trust's operating partnership. In this merger, the Company acquired interests in 215 storage facilities located in 16 states totaling approximately 12 million net rentable square feet.


              The historical operating results of the merger with Storage Trust prior to March 12, 1999 have not been included in our historical operating results. Pro forma selected financial data for the three months ended March 31, 1999 as though the merger had been effective at January 1, 1999 are as follows:

                                                   Three Months Ended
      (In thousands, except per share data)          March 31, 1999
-----------------------------------------------    ------------------
Revenues....................................            $  165,414
Net income..................................            $   65,771
Net income per common share (Basic).........            $     0.34
Net income per common share (Diluted).......            $     0.34

              The pro forma data does not purport to be indicative of operations that would have occurred had the merger occurred at the beginning of the period or future results of operations of the Company. Certain pro forma adjustments were made to the combined historical amounts to reflect (i) expected reductions in general and administrative expenses, (ii) estimated increased interest costs to finance the cash portion of the acquisition cost, and (iii) estimated increased depreciation expense.

4.   Real estate facilities
     ----------------------

              Activity in real estate facilities during 2000 is as follows:

                                                                    In thousands
                                                                    ------------
Operating facilities, at cost
  Balance at December 31, 1999 ...........................          $ 3,822,433
  Developed facilities ...................................               34,376
  Disposition of facilities ..............................              (19,006)
  Acquisition of minority interest .......................               14,421
  Capital improvements ...................................                4,126
                                                                    ------------
  Balance at March 31, 2000 ..............................            3,856,350
                                                                    ------------

Accumulated depreciation:
  Balance at December 31, 1999 ...........................             (533,412)
  Additions during the year ..............................              (32,553)
  Disposition of facilities ..............................                  251
                                                                    ------------
  Balance at March 31, 2000 ..............................             (565,714)
                                                                    ------------

Construction in progress:
  Balance at December 31, 1999 ...........................              140,764
  Current development ....................................               44,318
  Developed facilities ...................................              (34,376)
                                                                    ------------
  Balance at March 31, 2000 ..............................              150,706
                                                                    ------------

  Total real estate facilities ...........................          $ 3,441,342
                                                                    ============

              During the three months ended March 31, 2000, we opened seven newly developed facilities having approximately 562,000 aggregate net rentable square feet. Construction in progress at March 31, 2000 consists of 40 storage facilities, and eight expansions of existing storage facilities.

              Our policy is to capitalize interest incurred on debt during the course of construction of our self-storage and industrial facilities. Interest capitalized during the three months ended March 31, 2000 was $2,111,000 compared to $958,000 for the same period in 1999.

5.   Investment in real estate entities:
     -----------------------------------

              At March 31, 2000, our investment in real estate entities consists of (i) partnership interests in approximately 11 partnerships, which principally own self-storage facilities and (ii) our ownership interest in PSB. Such interests are non-controlling interests of less than 50% and are accounted for using the equity method of accounting. Accordingly, earnings are recognized based upon our ownership interest in each of the partnerships. During the three months ended March 31, 2000 and 1999, we recognized earnings from our investments of $8,276,000 and $8,122,000, respectively.

              In April  1997,  we  formed a joint  venture  partnership  with an institutional investor (the "Joint Venture") to participate in the development of approximately $220 million of storage facilities. The Joint Venture has a total of 44 opened facilities with a total cost of $211.8 million at March 31, 2000, and has three projects in process with an aggregate cost incurred to date of approximately $15.3 million ($2.8 million estimated to complete) at March 31, 2000.

              Summarized combined financial data (based on historical cost) with respect to those unconsolidated real estate entities in which the Company had an ownership interest at March 31, 2000 are as follows:

                                                          For the three months ended March 31, 2000
                                           ----------------------------------------------------------------------
                                                 Other           Development
                                           Equity Investments   Joint Venture          PSB              Total
                                           ------------------   -------------     --------------    -------------
                                                                    (Amounts in thousands)

Rental income.........................         $     9,810       $    5,314       $    34,053       $    49,177
Other income..........................                 357              176             1,811             2,344
                                           ------------------   -------------     --------------    -------------
Total revenues........................              10,167            5,490            35,864            51,521
                                           ------------------   -------------     --------------    -------------

Cost of operations....................               3,028            2,365             9,577            14,970
Depreciation..........................               1,112            1,538             8,376            11,026
Other expenses........................                 953               28             1,257             2,238
                                           ------------------   -------------     --------------    -------------
Total expenses........................               5,093            3,931            19,210            28,234
                                           ------------------   -------------     --------------    -------------

Net income before minority interest...               5,074            1,559            16,654            23,287
Minority interest ....................                   -                -            (5,911)           (5,911)
                                           ------------------   -------------     --------------    -------------
Net income............................         $     5,074       $    1,559       $    10,743       $    17,376
                                           ==================   =============     ==============    =============

At March 31, 2000:
Real estate, net .....................         $    69,801       $  219,749       $   828,207       $ 1,117,757
Total assets..........................              96,696          224,293           897,428         1,218,417
Total liabilities.....................              51,824            4,379            54,020           110,223
Minority interest.....................                   -                -           288,797           288,797
Total equity..........................              44,872          219,914           554,611           819,397

The Company's investment (book value)
  at March 31, 2000...................         $   161,677       $   65,974       $   247,991       $   475,642

The Company's effective average
  ownership interest at March 31, 2000                  46%              30%              41%


6.   Revolving line of credit
     ------------------------

              The credit agreement (the "Credit Facility") has a borrowing limit of $150 million and an expiration date of July 1, 2002. The expiration date may be extended by one year on each anniversary of the credit agreement. Interest on outstanding borrowings is payable monthly. At our option, the rate of interest charged is equal to (i) the prime rate or (ii) a rate ranging from the London Interbank Offered Rate ("LIBOR") plus 0.40% to LIBOR plus 1.10% depending on the Company's credit ratings and coverage ratios, as defined. In addition, the Company is required to pay a quarterly commitment fee of 0.250% (per annum). The Credit Facility allows us, at our option, to request the group of banks to propose the interest rate they would charge on specific borrowings not to exceed $50 million; however, in no case may the interest rate proposal be greater than the amount provided by the Credit Facility. At March 31, 2000, we had no borrowing on our line of credit.

7.   Minority interest
     -----------------

              In consolidation, we classify ownership interests in the net assets of each of the Consolidated Entities, other than our own, as minority interest on the consolidated financial statements. Minority interest in income consists of the minority interests' share of the operating results of the Company relating to the consolidated operations of the Consolidated Entities.

              In November 1999, we formed a second development joint venture with a joint venture partner to develop $100 million of storage facilities and to purchase $100 million of the Company's Equity Stock, Series AAA. The joint venture is funded solely with equity capital consisting of 51% from the Company and 49% from the joint venture partner. The joint venture is consolidated and, accordingly, the Equity Stock, Series AAA is eliminated in consolidation. Included in minority interest is $67.1 million contributed by the joint venture partner since inception of the venture.

              On March 17, 2000, we issued $240.0 million of 9.5% Series N Cumulative Redeemable Perpetual Preferred Units and on March 29, 2000, we issued $75.0 million of 9.125% Series O Cumulative Redeemable Perpetual Preferred Units in one of our operating partnerships. The units are not redeemable during the first 5 years, thereafter, at our option, we can call the units for redemption at the issuance amount plus any unpaid distributions. The units are not redeemable by the holder. Subject to certain conditions, the Series N preferred units are convertible into shares of 9.5% Series N Cumulative Preferred Stock and the Series O preferred units are convertible into shares of 9.125% Series O Cumulative Preferred Stock of the Company. These transactions had the effect of increasing minority interest by $315 million. For the three months ended March 31, 2000, these preferred units were paid in aggregate approximately $925,000 in distributions and received a corresponding allocation of minority interest in earnings.

              In connection with the merger with Storage Trust in March 1999, minority interest increased by approximately $27,009,000, reflecting the fair value of operating partnership units ("OP Units") in Storage Trust's operating partnership owned by minority interests. OP Units are convertible on a one-for-one basis (subject to certain limitations) into common shares of the Company at the option of the unitholder. Minority interest in income with respect to OP Units reflects the OP Units' share of the net income of the Company, with net income allocated to minority interests with respect to weighted average outstanding OP Units on a per unit basis equal to diluted earnings per common share. During the three months ended March 31, 2000, 277,104 OP units were redeemed in connection with the sale of real estate facilities and other minority interest transactions, and the related impact on minority interest is included in the transactions summarized below. As of March 31, 2000, 493,788 of such units are outstanding.

              Minority interest was reduced by $6,427,000 in connection with the disposition of real estate facilities. In addition, in the three months ended March 31, 2000, the Company acquired interests in the Consolidated Entities for an aggregate cost of $26,963,000, comprised of $26,613,000 cash and the forgiveness of a note receivable of $350,000; these acquisitions had the effect of reducing minority interest by $12,542,000, with the excess of cost over underlying book value ($14,421,000) allocated to real estate.

8.   Shareholders' equity
     --------------------

     Preferred stock
     ---------------

              At March 31, 2000 and December 31, 1999, we had the following series of Preferred Stock outstanding:


                                       Dividend        Shares         Carrying
          Series                         Rate       Outstanding        Amount
-------------------------            ------------   -------------    -----------
                                                    (Dollar amount in thousands)
Series A                                 10.000%       1,825,000     $    45,625
Series B                                  9.200%       2,386,000          59,650
Series C                              Adjustable       1,200,000          30,000
Series D                                  9.500%       1,200,000          30,000
Series E                                 10.000%       2,195,000          54,875
Series F                                  9.750%       2,300,000          57,500
Series G                                  8.875%           6,900         172,500
Series H                                  8.450%           6,750         168,750
Series I                                  8.625%           4,000         100,000
Series J                                  8.000%           6,000         150,000
Series K                                  8.250%           4,600         115,000
Series L                                  8.250%           4,600         115,000
Series M                                  8.750%           2,250          56,250
                                                    -------------    -----------
Total Senior Preferred Stock                          11,141,100     $ 1,155,150
                                                    =============    ===========

              The Series A through Series M preferred stock (collectively the "Senior Preferred Stock") have general preference rights with respect to liquidation and quarterly distributions. Holders of the preferred stock, except under certain conditions and as noted above, will not be entitled to vote on most matters. In the event of a cumulative arrearage equal to six quarterly dividends or failure to maintain a Debt Ratio (as defined) of 50% or less, holders of all outstanding series of preferred stock (voting as a single class without regard to series) will have the right to elect two additional members to serve on the Company's Board of Directors until events of default have been cured. At March 31, 2000, there were no dividends in arrears and the Debt Ratio was 3.3%.

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

              In January 2000, we issued 4,300,555 depositary shares (2,200,555 shares as part of a special distribution declared on November 15, 1999 and 2,100,000 shares in a separate public offering) each representing 1/1,000 of a share of Equity Stock, Series A ("Equity Stock A"). The Equity Stock, Series A ranks on a parity with common stock and junior to the Senior Preferred Stock with respect to general preference rights and has a liquidation amount which cannot exceed $24.50 per share. Distributions with respect to each depositary share shall be the lesser of: a) five times the per share dividend on the Common Stock or b) $2.45 per annum (prorated for the year 2000). Except in order to preserve the Company's federal income tax status as a REIT, we may not redeem the depositary shares before March 31, 2005. On or after March 31, 2005, we may, at our option, redeem the depositary shares at $24.50 per depositary share. If the Company fails to preserve its federal income tax status as a REIT, the depositary shares will be convertible into common stock on a one for one basis. The depositary shares are otherwise not convertible into common stock. Holders of depositary shares vote as a single class with our holders of common stock on shareholder matters, but the depositary shares have the equivalent of one-tenth of a vote per depositary share. We have no obligation to pay distributions if no distributions are paid to common shareholders.

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

     Common Stock
     ------------

              During the three months ended March 31, 1999, the Company issued 105,834 shares of common stock in connection with the exercise of stock options.

              As previously announced, the Company's Board of Directors authorized the repurchase from time to time of up to 15,000,000 shares of the Company's common stock on the open market or in privately negotiated transactions. In the quarter ended March 31, 2000, the Company repurchased a total of 1,380,300 shares, for a total aggregate cost of approximately $30.7 million. From the initial authorization through March 31, 2000, the Company has repurchased a total of 8,789,127 shares of common stock at an aggregate cost of approximately $211.6 million. From April 1, 2000 through April 26, 2000, the Company has repurchased 129,600 shares at an aggregate cost of approximately $2.9 million.

     Class B Common Stock
     --------------------

              The Class B Common Stock was eligible to receive distributions commencing January 1, 2000 and will participate in distributions at the rate of 97% of the per share distributions on the Common Stock, provided that cumulative distributions of at least $0.22 per quarter per share have been paid on the Common Stock, (i) not participate in liquidating distributions, (ii) not be entitled to vote (except as expressly required by California law) and (iii) automatically convert into Common Stock, on a share for share basis, upon the later to occur of FFO per common share aggregating $3.00 during any period of four consecutive calendar quarters or January 1, 2003.

              For these  purposes,  FFO means net income  (loss) before (i) gain
     (loss) on early extinguishment of debt, (ii) minority interest in income and (iii) gain (loss) on disposition of real estate, adjusted as follows:
     (i) plus depreciation and amortization, and (b) less FFO attributable to minority interest. FFO per common share means FFO less preferred stock dividends and equity stock, Series A dividends divided by the outstanding weighted average shares of Common Stock assuming conversion of all outstanding convertible securities and the Class B Common Stock.

              For these purposes, FFO per share of Common Stock (as defined above) was $2.57 for the four consecutive calendar quarters ended March 31, 2000.

     Dividends
     ---------

              The following summarizes dividends during the first three months of 2000:

                                         Distributions Per
                                             Share or
                                         Depositary Share    Total Distributions
                                         ----------------    -------------------
Series A .............................        $  0.625           $ 1,140,000
Series B .............................        $  0.575             1,372,000
Series C .............................        $  0.431               517,000
Series D .............................        $  0.594               713,000
Series E .............................        $  0.625             1,372,000
Series F .............................        $  0.609             1,401,000
Series G .............................        $  0.555             3,828,000
Series H .............................        $  0.528             3,565,000
Series I .............................        $  0.539             2,156,000
Series J .............................        $  0.500             3,000,000
Series K .............................        $  0.516             2,372,000
Series L .............................        $  0.516             2,372,000
Series M .............................        $  0.547             1,230,000
                                                             -------------------
                                                                  25,038,000
Equity Stock, Series A ...............        $  0.525             2,258,000
Common ...............................        $  0.220            27,590,000
Common, Series B .....................        $  0.213             1,494,000
                                                             -------------------
   Total dividends ...................                           $56,380,000
                                                             ===================

              At December 31, 1999, the Company had accrued distributions totaling $82,086,000 ($0.64 per share) of the common dividend for 1999, of which $38,076,000 was paid on January 14, 2000 in cash and $44,010,000 was paid in the issuance of depositary shares of the Company's Equity Stock, Series A.

              The dividend rate on the Series C Preferred Stock for the first quarter of 2000 was equal to 6.897% per annum. The dividend rate per annum will be adjusted quarterly and will be equal to the highest of one of three U.S. Treasury indices (Treasury Bill Rate, Ten Year Constant Maturity Rate, or Thirty Year Constant Maturity Rate) multiplied by 110%. However, the dividend rate for any dividend period will neither be less than 6.75% per annum nor greater than 10.75%. The dividend rate for the quarter ending June 30, 2000 will be equal to 6.974% per annum.

9.   Segment Information
     -------------------

              In July 1997, the FASB issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("FAS 131"), which establishes standards for the way that public business enterprises report information about operating segments. This statement is effective for financial statements for periods beginning after December 15, 1997. We adopted this standard effective for the year ended December 31, 1998. For information regarding the description of each reportable segment, policies relating to the measurement of segment profit or loss, and segment assets, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1999.

              Our income statement provides most of the information required in order to determine the performance of each of our three segments. The following tables reconcile the performance of each segment, in terms of segment revenues and segment income, our consolidated revenues and net income. It further provides detail of the segment components of the income statement item, "Equity in earnings of real estate entities."

                                                                Three months ended
                                                                     March 31,
                                                             -----------------------
                                                                2000         1999       Change
                                                             -----------  -----------  -----------
                                                                (Dollar amounts in thousands)
RECONCILIATION OF REVENUES BY SEGMENT:
--------------------------------------

Self storage
------------
  Self-storage property rentals ...........................   $ 154,634    $ 129,029    $  25,605
  Equity in earnings - self storage property operations ...       5,249        4,233        1,016
  Interest and other income - self storage property
     management operations ................................       1,090        1,159          (69)
                                                             -----------  -----------  -----------
      Self storage segment revenues .......................     160,973      134,421       26,552
                                                             -----------  -----------  -----------
Portable self storage .....................................       7,549        5,428        2,121
----------------------                                       -----------  -----------  -----------


Commercial  properties
----------------------
  Commercial property rentals .............................       2,759        1,914          845
  Equity in earnings - commercial property operations .....       9,829        8,456        1,373
                                                             -----------  -----------  -----------
      Commercial properties  segment revenues .............      12,588       10,370        2,218
                                                             -----------  -----------  -----------

Other items not allocated to segments:
--------------------------------------
  Equity in earnings - Depreciation (self storage) ........      (1,642)      (1,458)        (184)
  Equity in earnings - Depreciation (commercial properties)      (3,390)      (2,670)        (720)
  Equity in earnings - general and administrative and other      (1,770)        (439)      (1,331)
  Interest and other income excluding property management
     operations ...........................................       2,287        2,363          (76)
                                                             -----------  -----------  -----------
      Total other items not allocated to segments .........      (4,515)      (2,204)      (2,311)
                                                             -----------  -----------  -----------

      Total revenues ......................................   $ 176,595    $ 148,015    $  28,580
                                                             ===========  ===========  ===========

                                       17

                                                                     Three months ended
                                                                          March 31,
                                                                  ------------------------
                                                                     2000         1999      Change
                                                                  -----------  -----------  -----------
                                                                     (Dollar amounts in thousands)
RECONCILIATION OF NET INCOME BY SEGMENT:
----------------------------------------

Self storage
  Self-storage properties .................................        $ 104,277   $  88,400    $ 15,877
  Facility management......................................            1,090       1,159         (69)
  Equity in earnings - self storage property operations....            5,249       4,233       1,016
                                                                  -----------  -----------  -----------
      Total self storage segment net income................          110,616      93,792      16,824
                                                                  -----------  -----------  -----------

Portable self storage                                                 (1,832)     (3,936)      2,104
----------------------                                            -----------  -----------  -----------

Commercial  properties
----------  ----------
  Commercial properties....................................            1,810       1,276         534
  Equity in earnings - commercial property operations......            9,829       8,456       1,373
                                                                  -----------  -----------  -----------
      Total commercial property segment net income.........           11,639       9,732       1,907
                                                                  -----------  -----------  -----------

Other items not allocated to segments:
--------------------------------------
  Equity in earnings - depreciation (self-storage) ........           (1,642)     (1,458)       (184)
  Equity in earnings - depreciation (commercial properties)           (3,390)     (2,670)       (720)
  Equity in earnings - general and administrative and other           (1,770)       (439)     (1,331)
  Depreciation - self storage..............................          (34,435)    (28,550)     (5,885)
  Depreciation - commercial properties.....................             (446)       (424)        (22)
  Interest and other income................................            2,287       2,363         (76)
  General and administrative...............................           (2,671)     (2,011)       (660)
  Interest expense.........................................           (1,406)     (1,204)       (202)
  Minority interest in income..............................           (4,389)     (3,353)     (1,036)
                                                                  -----------  -----------  -----------
      Total other items not allocated to segments..........          (47,862)    (37,746)    (10,116)
                                                                  -----------  -----------  -----------

      Total net income ....................................        $  72,561   $  61,842    $ 10,719
                                                                  ===========  ===========  ===========

                                       18

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

RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

         Net income for the three months ended March 31, 2000 was $72,561,000 compared to $61,842,000 for the same period in 1999, representing an increase of $10,719,000 or 17.3%. The increase in net income was primarily the result of improved property operations and the acquisition of additional real estate investments during 1999 and 2000 (including the merger with Storage Trust, which occurred on March 12, 1999).

         Net income allocable to common shareholders was $45,265,000 or $0.34 per common share on a diluted basis (based on 132,902,000 weighted average common equivalent shares) for the three months ended March 31, 2000. For the same period in 1999, net income allocable to common shareholders was $40,312,000 or $0.34 per common share on a diluted basis (based on 119,014,000 weighted average common equivalent shares). In computing net income allocable to common shareholders for each period, aggregate dividends paid to the holders of the Equity Stock, Series A and preferred stock have been deducted from net income in determining net income allocable to the common shareholders. Commencing January 1, 2000, the Company's 7,000,000 Class B common shares outstanding began to participate in distributions of the Company's earnings. Distributions per share of Class B common stock are equal to 97% of the per share distribution paid to the Company's regular common shares. As a result of this participation in distribution of earnings, for purposes of computing net income per common share, the Company began to include 6,790,000 (7,000,000 x 97%) Class B common shares in the weighted average common equivalent shares for the three months ended March 31, 2000. Weighted average diluted shares for the three months ended March 31, 1999 does not include any shares with respect to the Class B common stock as these shares were not participating in distributions of the Company's earnings prior to January 1, 2000.

REAL ESTATE OPERATIONS
--------------------------------------------------------------------------------

         Rental income and cost of operations have increased for the three months ended March 31, 2000 compared to the same period in 1999 due to our merger and acquisition activities throughout 1999 and 2000, most notably the merger with Storage Trust on March 12, 1999. As a result of these items, the number of facilities included in the Company's consolidated financial statements has increased from 1,168 at March 31, 1999 to 1,209 at March 31, 2000.

         SELF-STORAGE OPERATIONS: The following table summarizes the operating results (before depreciation) of (i) the 946 self-storage facilities that we owned as of December 31, 1998 (the "Consistent Group") and (ii) all other facilities for which operations were not reflected in the Company's financial statements throughout the three months ended March 31, 2000 and the same period in 1999 (the "Other Facilities"):

SELF-STORAGE OPERATIONS:                      Three months ended
------------------------                           March 31,
                                             -----------------------  Percentage
                                                2000         1999       Change
                                             ----------   ----------  ----------
                                            (Dollar amounts in thousands, except
                                                  per square foot amounts)
Rental income:
--------------
  Consistent Group.......................    $ 129,974    $ 125,924        3.2%
  Other Facilities.......................       24,660        3,105      694.2%
                                             ----------   ----------  ----------
                                               154,634      129,029       19.8%
                                             ----------   ----------  ----------
Cost of operations:
-------------------
  Consistent Group.......................       40,353       38,849        3.9%
  Other Facilities.......................       10,004        1,780      462.0%
                                             ----------   ----------  ----------
                                                50,357       40,629       23.9%
                                             ----------   ----------  ----------
Net operating income:
---------------------
  Consistent Group.......................       89,621       87,075        2.9%
  Other Facilities.......................       14,656        1,325     1006.1%
                                             ----------   ----------  ----------
                                             $ 104,277    $  88,400       18.0%
                                             ==========   ==========  ==========

Consistent Group data:
----------------------
  Gross margin...........................       69.0%        69.1%        (0.1)%
  Weighted average :
     Occupancy...........................       91.4%        91.0%         0.4%
     Realized annual rent per square foot.     $10.15        $9.89         2.6%
     Scheduled annual rent per square foot     $10.52       $10.27         2.4%

Number of facilities:
  Consistent group.......................        946          946          -
  Other Facilities.......................        251          218         15.1%

Net rentable sq. ft.(in thousands):
  Consistent group.......................     56,050       56,050          -
  Other Facilities.......................     14,895       12,830         16.1%

         Rental income for the three months ended March 31, 2000 is net of promotional discounts totaling $5.7 million compared to $4.2 million for the same period in 1999. In addition, included in cost of operations for the three months ended March 31, 2000 are costs associated with the telephone reservation center and advertising totaling $4.9 million, compared to $4.0 million for the same period in 1999. During the three months ended March 31, 2000, the Company opened seven newly constructed storage facilities, which had an aggregate cost of approximately $34.4 million. Rental income and cost of operations included above with respect to these facilities totaled approximately $31,000 and $131,000, respectively, for the three months ended March 31, 2000.

         COMMERCIAL PROPERTY OPERATIONS:. Our commercial property operations principally consist of our investment in PSB, an affiliated real estate investment trust, and to a much lesser extent commercial space owned by the Company and Consolidated Entities. The following table sets forth the historical commercial property amounts included in the financial statements:

COMMERCIAL PROPERTY OPERATIONS                   Three months ended
------------------------------                         March 31,
                                               ------------------------
                                                  2000         1999       Change
                                               ----------    ----------  -------
                                                     (Amounts in thousands)
Rental income..............................     $  2,759     $  1,914      44.1%
Cost of operations.........................          949          638      48.7%
                                               ----------    ----------  -------
Net operating income.......................     $  1,810     $  1,276      41.8%
                                               ==========    ==========  ======-

         PORTABLE SELF-STORAGE OPERATIONS: At March 31, 2000, PSPUD operated 36 facilities. Due to the start-up nature of the business, PSPUD incurred operating losses totaling approximately $1,832,000 and $3,936,000 in the three months ended March 31, 2000 and 1999, respectively, summarized as follows:

PORTABLE SELF-STORAGE
---------------------
                                                 Three months ended
                                                      March 31,
                                                --------------------
                                                  2000        1999       Change
                                                --------    --------    --------

Rental and Other Income ....................    $ 7,549     $ 5,428     $ 2,121

Cost of Operations:
  Direct Operating Costs ...................      5,156       4,609         547
  Marketing and Advertising ................        444         422          22
  Facility lease expense ...................      2,254       2,800        (546)
                                                --------    --------    --------
       Total cost of operations ............      7,854       7,831          23

  Operating loss prior to depreciation
    and G&A ................................       (305)     (2,403)      2,098

Depreciation (A) ...........................      1,153       1,182         (29)
General and Administrative (A) .............        374         351          23
                                                --------    --------    --------
Operating losses ...........................    $(1,832)    $(3,936)    $ 2,104
                                                ========    ========    ========

(A) Amounts reflect that portion of consolidated depreciation and general and administrative expense that is directly attributable to the portable self-storage business.

         Until the PSPUD facilities are operating profitable, PSPUD's operations are expected to continue to adversely impact the Company's earnings and cash flows. There can be no assurances as to the level of PSPUD's expansion, level of gross rentals, level of move-outs or profitability.

         EQUITY IN EARNINGS OF REAL ESTATE ENTITIES: In addition to our ownership of equity interests in PSB, we had general and limited partnership interests in 12 limited partnerships at March 31, 2000. (PSB and the limited partnerships are collectively referred to as the "Unconsolidated Entities.") Due to our limited ownership interest and control of these entities, we do not consolidate the accounts of these entities for financial reporting purposes, and account for such investments using the equity method.

        Equity in earnings of real estate entities for the year ended March 31, 2000 consists of our pro rata share of the Unconsolidated Entities based upon our ownership interest for the period. Similar to the Company, the Unconsolidated Entities (other than PSB) generate substantially all of their income from their ownership of storage facilities, which we manage. In the aggregate, the Unconsolidated Entities (including PSB) own a total of 237 real estate facilities, 111 of which are storage facilities. The following table sets forth the significant components of equity in earnings of real estate entities:

HISTORICAL SUMMARY:                              Three months ended
-------------------                                    March 31,
                                               ----------------------    Dollar
                                                 2000         1999       Change
                                               ---------    ---------    -------
                                                     (Amounts in thousands)
Property operations:
  PSB....................................      $  9,829     $  8,422     $1,407
  Development Joint Venture..............           885          346        539
  Other investments......................         4,364        3,921        443
                                               ---------    ---------    -------
                                                 15,078       12,689      2,389
                                               ---------    ---------    -------
Depreciation:
  PSB....................................        (3,390)      (2,668)      (722)
  Development Joint Venture..............          (461)        (261)      (200)
  Other investments......................        (1,181)      (1,200)        19
                                               ---------    ---------    -------
                                                 (5,032)      (4,129)      (903)
                                               ---------    ---------    -------

Other: (1)
  PSB....................................        (1,536)        (826)      (710)
  Development Joint Venture..............            53           22         31
  Other investments......................          (287)         366       (653)
                                               ---------    ---------    -------
                                                 (1,770)        (438)    (1,332)
                                               ---------    ---------    -------

Total equity in earnings of real estate
entities.................................      $  8,276     $  8,122     $ 154
                                               =========    =========    =======

(1)           "Other" reflects our share of general and administrative  expense,
              interest  expense,   interest  income,  and  other   non-property,
              non-depreciation related operating results of these entities.

         The increase in 2000 equity in earnings of real estate entities compared to 1999 is principally the result of improved operations of PSB. Equity in Earnings with respect to the Development Joint Venture represent our pro rata share of the operating results of an unconsolidated joint venture formed in April 1997 in which we have a 30% ownership interest. The joint venture was formed for the purpose of developing approximately $220 million of self-storage facilities. As of March 31, 2000, 44 of the joint venture's 47 properties are completed and operating, substantially all of which are in the fill-up process and have not reached stabilized occupancy levels.

OTHER INCOME AND EXPENSE ITEMS
--------------------------------------------------------------------------------

         INTEREST AND OTHER INCOME: The net operating results from our property management operations and merchandise sales are presented along with interest and other income, as "interest and other income." The components of interest and other income are detailed as follows:

                                           Three months ended
                                                 March 31,
                                          -------------------------
                                             2000         1999         Change
                                          -----------   -----------   --------
                                                 (Amounts in thousands)
Facility management:
   Revenues...........................    $    1,301    $    1,414      (8.0)%
   Cost of operations.................           211           255     (17.3)%
                                          -----------   -----------   --------
     Net operating income                      1,090         1,159      (6.0)%
                                          -----------   -----------   --------
Sales of packaging material and truck
rental income:
   Revenues...........................         3,668         2,135      71.8%
   Cost of operations.................         3,450         1,810      90.6%
                                          -----------   -----------   --------
     Net operating income.............           218           325     (32.9)%

Interest and other income.............         2,069         2,038       1.5%
                                          -----------   -----------   --------
  Total interest and other income.....    $    3,377    $    3,522      (4.1)%
                                          ===========   ===========   ========

         Facility management operations are primarily attributable to management
of  self-storage  properties.   At  March  31,  2000,  we  managed  159  storage
facilities.

         Sales of packaging material and truck rentals have increased as a result of opening additional stores, as well as increases at our existing stores.

         Interest and other income is primarily attributable to interest income on cash balances and interest income from mortgage notes receivable.

         DEPRECIATION AND AMORTIZATION: Depreciation and amortization expense has increased $5,878,000 to $36,034,000 for the three months ended March 31, 2000 as compared to $30,156,000 for the same period in 1999. These increases are principally due to the acquisition of additional real estate facilities during 1999 and 2000. Amortization expense with respect to intangible assets totaled $2,328,000 for the three months ended March 31, 2000 and 1999.

         MINORITY INTEREST IN INCOME: Minority interest in income represents the income allocable to equity interests in the Consolidated Entities, which are not owned by the Company. Minority interest in income for the three months ended March 31, 2000 was $4,389,000 compared to $3,353,000 for the same period in 1999.

         In November 1999, we formed a joint venture partnership for the purpose of developing approximately $100 million of self-storage facilities and to purchase $100 million of our Equity Stock, Series AAA. The venture, which has been consolidated, is funded solely with equity capital consisting of 51% from us and 49% from the joint venture partner. Minority interest in income includes approximately $68,000 of loss allocated to our joint venture partner. As of March 31, 2000, our joint venture partner had invested approximately $67.1 million.

         On March 17, 2000, we issued $240.0 million of 9.5% Series N Cumulative Redeemable Perpetual Preferred Units and on March 29, 2000, we issued $75.0 million of 9.125% Series O Cumulative Redeemable Perpetual Preferred Units in one of our consolidated operating partnerships. The issuance of preferred partnership units had the effect of increasing minority interest by $315 million. For the three months ended March 31, 2000, these preferred units were paid in aggregate approximately $925,000 in distributions and received a corresponding allocation of minority interest in earnings for the partial period in which the units were outstanding.

         On March 30, 2000, we acquired the remaining minority interest in one of our consolidated partnerships. The aggregate cost of the acquisition was approximately $23.6 million in cash. Minority interest in income for the three months ended March 31, 2000, includes income allocated to these interests of approximately $602,000.

SUPPLEMENTAL PROPERTY DATA AND TRENDS
--------------------------------------------------------------------------------

         At March 31, 2000, there were approximately 46 ownership entities owning in aggregate 1,316 storage facilities, including the facilities which we own and/or operate. At March 31, 2000, 111 of these facilities were owned by Unconsolidated Entities, entities in which we have an ownership interest and use the equity method for financial statement presentation. The remaining 1,205 facilities are owned by the Company and Consolidated Entities.

         The following table summarizes our investment in real estate facilities as of March 31, 2000:

                                                Number of Facilities in which the      Net Rentable Square Footage
                                                Company has an ownership interest             (in thousands)
                                               ----------------------------------   ----------------------------------
                                               Self-Storage  Commercial             Self-Storage Commercial
                                                Facilities   Properties   Total      Facilities  Properties   Total
                                               ------------  ----------  --------   ------------  ----------  --------
Wholly-owned facilities....................          608            4         612      37,123         307      37,430
Facilities owned by Consolidated Entities..          597            -         597      34,700           -      34,700
                                               ------------  ----------  --------   ------------  ----------  --------
    Total consolidated facilities..........        1,205            4       1,209      71,823         307      72,130
Facilities owned by Unconsolidated Entities          111          126         237       6,516      12,539      19,055
                                               ------------  ----------  --------   ------------  ----------  --------
    Total  facilities  in which  the  Company
      has an ownership interest............        1,316          130       1,446      78,339      12,846      91,185
                                               ============  ==========  ========   ============  ==========  ========

         In order to evaluate how our overall portfolio has performed, management analyzes the operating performance of a consistent group of self-storage facilities representing 965 (56.5 million net rentable square feet) of the 1,316 self-storage facilities (herein referred to as "Same Store" self-storage facilities). The 965 facilities represent a pool of properties, which have been operated under the "Public Storage" name, at a stabilized level, by the Company since January 1, 1994. From time to time, the Company removes facilities from the "Same Store" pool as a result of expansions or other activities, which make such facilities' results not comparable to previous periods. The Same Store group of properties includes 896 consolidated facilities and 69 facilities owned by Unconsolidated Entities. The following table summarizes the pre-depreciation historical operating results of the Same Store self-storage facilities:

SAME STORE SELF-STORAGE FACILITIES:          Three months ended
-----------------------------------              March 31,
(historical property operations)             ------------------      Percentage
                                             2000         1999         Change
                                           ----------   ----------   ----------
                                                  (Amounts in thousands,
                                               except rent per square foot)

Rental income ........................     $ 133,078     $128,590        3.5%
Cost of operations (includes an
  imputed 6% property management fee)
  (1).................................        47,529       46,274        2.7%
                                           ----------   ----------   ----------
Net operating income .................     $  85,549     $ 82,316        3.9%
                                           ==========   ==========   ==========
Gross profit margin (2) ..............          64.3%        64.0%       0.3%

WEIGHTED AVERAGE:
  Occupancy ..........................          91.7%        91.3%       0.4%
  Realized annual rent per sq. ft (3)      $    10.28    $    9.98       3.0%
  Scheduled annual rent per sq. ft (3)     $    10.65    $   10.39       2.5%
  -----------------------------------------------------------------------------

1. Cost of operations includes both direct and indirect costs of ownership, management and operations of the properties. Cost of operations includes a 6% management fee on all facilities, including those facilities owned by the Company for which no fee is paid.

2. Gross profit margin is computed by dividing property net operating income (before depreciation expense) by rental revenues. The gross profit margin excluding the facility management fee was 70.3%, and 70.0% for the three months ended March 31, 2000 and 1999, respectively.

3. Realized rent per square foot as presented throughout this report represents the actual revenue earned per occupied square foot. Management believes this is a more relevant measure than the scheduled rental rates, since scheduled rates can be discounted through the use of promotions.

         Rental income for the Same Store facilities included promotional discounts totaling $4.5 million for the three months ended March 31, 2000 compared to $4.0 million for the same period in 1999.

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

                                                                                           For the three months ended
                                                                                                   March 31,
                                                                                           ----------------------------
                                                                                               2000           1999
                                                                                           ------------    ------------
                                                                                             (Amounts in thousands)
Net income...........................................................................       $  72,561       $  61,842
Depreciation and amortization........................................................          36,034          30,156
Less - Depreciation with respect to non real estate assets...........................          (1,153)         (1,182)
Depreciation from Unconsolidated Entities............................................           5,032           4,129
Minority interest in income..........................................................           4,389           3,353
                                                                                           ------------    ------------
  Net cash provided by operating activities..........................................         116,863          98,298

Distributions from operations to minority interests..................................          (6,178)         (5,664)
                                                                                           ------------    ------------
Cash from operations allocable to the Company's shareholders.........................         110,685          92,634

Less: preferred stock dividends......................................................         (25,038)        (21,530)
Less: equity stock, Series A dividends...............................................          (2,258)              -
                                                                                           ------------    ------------
Cash from operations available to common shareholders................................          83,389          71,104

Capital improvements to maintain facilities:.........................................          (4,126)         (2,935)
Add back: minority interest share of capital improvements to maintain facilities.....              66             192
                                                                                           ------------    ------------
Funds available for principal payments on debt, common dividends and reinvestment....          79,329          68,361

Cash distributions to common shareholders............................................         (29,084)        (28,332)
                                                                                           ------------    ------------
Funds available for principal payments on debt and reinvestment......................       $  50,245       $  40,029
                                                                                           ============    ============

         We expect to fund our growth strategies with cash on hand at March 31, 2000, internally generated retained cash flows, proceeds from issuing equity securities and borrowings under our $150 million credit facility. We intend to repay amounts borrowed under the credit facility from undistributed operating cash flow or, as market conditions permit and are determined to be advantageous, from the public or private placement of equity securities.

         Our portfolio of real estate facilities remains substantially unencumbered. At March 31, 2000, we had mortgage debt outstanding of $28.7 million and had consolidated real estate facilities with a book value of $3.4 billion. We have not financed our acquisitions with debt and generally our borrowing has increased through the assumption of pre-existing debt on acquired real estate facilities, including $100 million in debt assumed in connection with the merger with Storage Trust.

         During the first quarter of 2000, we issued $240.0 million of 9.5% Series N Cumulative Redeemable Perpetual Preferred Units (issued March 17, 2000) and $75.0 million of 9.125% Series O Cumulative Redeemable Perpetual Preferred Units (issued March 29, 2000) in one of our operating partnerships. The units are not redeemable during the first 5 years, thereafter, at our option, we can call the units for redemption at the issuance amount plus any unpaid distributions. The units are not redeemable by the holder. Subject to certain conditions, the Series N preferred units are convertible into shares of 9.5% Series N Cumulative Preferred Stock and the Series O preferred units are convertible into shares of 9.125% Series O Cumulative Preferred Stock of the Company. The net proceeds raised through the issuance of the preferred units are expected to be used primarily to fund our development activities.

         DISTRIBUTION REQUIREMENTS: Our conservative distribution policy has been the principal reason for the Company's ability to retain significant operating cash flows which have been used to make additional investments and reduce debt. During the three months ended March 31, 2000 and 1999, we distributed to common shareholders approximately 34.9% and 39.8% of our cash available from operations allocable to common shareholders, respectively.

         During the three months ended March 31,2000, we paid cash dividends totaling $25,038,000 to the holders of our Senior Preferred Stock and $2,258,000 to the holders of Equity Stock, Series A. We estimate the regular distribution requirements for fiscal 2000 with respect to Senior Preferred Stock outstanding at March 31, 2000 to be approximately $100.2 million. With respect to the Equity Stock, Series A issued in January 2000, the prorated annual distribution for 2000 (assuming that at least $0.49 is paid per common share) is approximately $10.2 million.

         During the three months ended March 31, 2000, we paid dividends totaling $111,170,000 to the holders of our common stock which includes a special distribution of approximately $82,086,000 related to fiscal 1999. The special distribution was paid on January 14, 2000 to our common shareholders and consisted of $38,076,000 in cash and $44,010,000 in the issuance of depositary shares of Equity Stock, Series A. On March 31, 2000 we paid cash dividends totaling $27,590,000 to common shareholders and $1,494,000 to Class B common shareholders. Distributions with respect to the classes of common stock will be determined based upon our REIT distribution requirements after taking into consideration distributions to the Company's preferred shareholders.

         CAPITAL IMPROVEMENT REQUIREMENTS: During 2000, we have budgeted approximately $26.2 million for capital improvements. The minority interests' share of the budgeted capital improvements is approximately $0.7 million. During the three months ended March 31, 2000, we incurred capital improvements of approximately $4.1 million.

         DEBT SERVICE REQUIREMENTS: We do not believe we have any significant refinancing risks with respect to our note payable, all of which is fixed rate. At March 31, 2000, we had total outstanding notes payable of approximately $166.7 million. Approximate principal maturities of notes payable at March 31, 2000 are as follows:

                                Unsecured
                               Senior Notes       Mortgage debt         Total
                              --------------     --------------     ------------
                                                (in thousands)
2000 (remainder of).......    $       8,750      $       2,025        $   10,775
2001......................            9,500              2,910            12,410
2002......................           24,450              3,530            27,980
2003......................           35,900              3,585            39,485
2004......................           25,800             15,063            40,863
Thereafter................           33,600              1,628            35,228
                              --------------     --------------     ------------
                              $     138,000      $      28,741        $  166,741
                              ==============     ==============     ============
Weighted average rate.....            7.4%              10.3%               7.9%
                              ==============     ==============     ============

         REPURCHASES OF THE COMPANY'S COMMON STOCK: As previously announced, our Board of Directors authorized the repurchase from time to time of up to 15,000,000 shares of the Company's common stock in the open market or in privately negotiated transactions. In the quarter ended March 31, 2000, we repurchased a total of 1,380,300 shares, for a total aggregate cost of approximately $30.7 million. From the initial authorization through March 31, 2000, the Company has repurchased a total of 8,789,127 shares of common stock at an aggregate cost of approximately $211.6 million. From April 1, 2000 through April 26, 2000, we have repurchased 129,600 shares at an aggregate cost of approximately $2.9 million.

         DEVELOPMENT OF SELF-STORAGE FACILITIES: As previously announced, in April 1997, we formed a joint venture partnership with an institutional investor for the purpose of developing up to $220 million of self-storage facilities. The joint venture is funded solely with equity capital consisting of 30% from us and 70% from the institutional investor. Our share of the cost of the real estate in the joint venture is approximately $68 million at March 31, 2000.

         As of March 31, 2000, the joint venture had 44 operating facilities, with 2,659,000 net rentable square feet and total development costs of approximately $211.8 million. As of March 31, 2000, the joint venture is developing three additional projects (approximately 221,000 net rentable square feet) that were in process, with total costs incurred of $15.3 million and estimated remaining costs to complete of $2.8 million.

         In November 1999, we formed a second joint venture partnership for the development of approximately $100 million of self-storage facilities. The venture is funded solely with equity capital consisting of 51% from us and 49% from the joint venture partner. At March 31, 2000, the second development joint venture was committed to develop 8 facilities (approximately 530,000 net rentable sq. ft.) with an estimated development cost of approximately $39.4 million, of which five facilities (approximately 304,000 net rentable sq. ft.) were completed with an aggregate cost of approximately $22.0 million. As of March 31, 2000, the second development joint venture is developing three additional projects (approximately 226,000 net rentable square feet) that were in process, with total costs incurred of $14.9 million and estimated remaining costs to complete of $2.5 million. We have submitted 14 additional facilities for approval with total estimated costs of approximately $67.7 million; we have incurred approximately $25.2 million through March 31, 2000 with respect to these 14 projects, and upon approval, these projects will be transferred to the joint venture and the joint venture partner will contribute its 49% share.

         Excluding the 14 properties that are being reviewed by the second development joint venture and the six properties that the two joint ventures are developing, we are developing 23 additional storage facilities. At March 31, 2000, we had incurred costs of $79.2 million with respect to these 23 facilities (estimated remaining costs to complete of approximately $79.1 million). We have also identified 18 additional storage facilities for development, with total estimated costs of approximately $113.6 million. These projects are subject to significant contingencies.

         REIT STATUS: We believe that we have operated, and intend to continue to operate, in such a manner as to qualify as a REIT under the Internal Revenue Code of 1986, but no assurance can be given that we will at all times so qualify. To the extent that we continue to qualify as a REIT, we will not be taxed, with certain limited exceptions, on the taxable income that is distributed to our shareholders, provided that at least 95% of our taxable income is so distributed prior to filing of our tax return. We have satisfied the REIT distribution requirement since 1980.

         FUNDS FROM OPERATIONS: Total funds from operations or "FFO" increased to $110,685,000 for the three months ended March 31, 2000 compared to
$92,634,000 for the same period in 1999. FFO available to common shareholders (after deducting preferred stock dividends) increased to $83,389,000 for the three months ended March 31, 2000 compared to $71,104,000 for the same period in 1999. FFO means net income or (loss) (computed in accordance with generally accepted accounting principles) before: (i) gain or (loss) on early extinguishment of debt, (ii) minority interest in income and (iii) gain or
(loss) on the disposition of real estate, adjusted as follows: (a) plus depreciation and amortization (including our pro-rata share of depreciation and amortization of unconsolidated equity interests and amortization of assets acquired in a merger, including property management agreements and goodwill), and (b) less FFO attributable to minority interest.

         FFO is a supplemental performance measure for equity REITs as defined by the National Association of Real Estate Investment Trusts, Inc. ("NAREIT"). The NAREIT definition does not specifically address the treatment of minority interest in the determination of FFO or the treatment of the amortization of property management agreements and goodwill. In our case, FFO represents amounts attributable to our shareholders after deducting amounts attributable to the minority interests and before deductions for the amortization of property management agreements and goodwill. FFO is presented because management, as well as many industry analysts, consider FFO to be one measure of our performance and it is used in establishing the terms of the Class B Common Stock. FFO does not take into consideration capital improvements, scheduled principal payments on debt, distributions and our other obligations. Accordingly, FFO is not a substitute for cash flow or net income (as discussed above) as a measure of our liquidity or operating performance. FFO is not comparable to similarly entitled items reported by other REITs that do not define it exactly as we have defined it.

ITEM 3.  QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK
-------------------------------------------------------------------

         To limit our exposure to market risk, we principally finance our operations and growth with permanent equity capital, consisting of either common or preferred stock. At March 31, 2000, our debt as a percentage of total shareholders' equity (based on book values) was 4.4%.

         Our preferred stock is not redeemable by the holders. Except under certain conditions relating to our qualification as a REIT, we may not redeem the Senior Preferred Stock prior to the following dates: Series A - September 30, 2002, Series B - March 31, 2003, Series C - June 30, 1999, Series D - September 30, 2004, Series E - January 31, 2005, Series F - April 30, 2005, Series G - December 31, 2000, Series H - January 31, 2001, Series I - October 31, 2001, Series J - August 31, 2002, Series K - January 19, 2004, Series L - March 10, 2004 and Series M - August 17, 2004. On or after the respective dates, each of the series of Senior Preferred Stock will be redeemable at the our option, in whole or in part, at $25 per share (or depositary share in the case of the Series G, Series H, Series I, Series J, Series K, Series L and Series M), plus accrued and unpaid dividends.

         Our market risk sensitive instruments include notes payable, which totaled $166.7 million at March 31, 2000. Substantially all of the Company's notes payable bear interest at fixed rates. See Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources for approximate principal maturities of the notes payable as of March 31, 2000.

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

3.28 Certification of Determination for 9.5% Cumulative Preferred Stock, Series N. Filed with Registrant's Annual Report on Form 10-K for the year ended December 31, 1999 and incorporated herein by reference.

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

10.12 Employment Agreement between Registrant and B. Wayne Hughes dated as of November 16, 1995. Filed with Registrant's Annual Report on Form 10-K for the year ended December 31, 1995 and incorporated herein by reference.

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

10.22 Storage Trust Realty 1994 Share Incentive Plan. Filed with Storage Trust Realty's Annual Report on Form 10-K for the year ended December 31, 1997 and incorporated herein by reference.

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

10.30 Amended and Restated Agreement of Limited Partnership of PSA Institutional Partners, L.P. among PS Texas Holdings, Ltd. and the Limited Partners dated as of March 29, 2000. Filed with Registrant's Annual Report on Form 10-K for the year ended December 31, 1999 and incorporated herein by reference.

11.      Statement re: Computation of Earnings per Share. Filed herewith.

12. Statement re: Computation of Ratio of Earnings to Fixed Charges. Filed herewith.

27.      Financial Data Schedule. Filed herewith.

(b)      Reports on Form 8-K

         The Company filed a Current Report on form 8-K dated January 13, 2000 (filed January 14, 2000), pursuant to Item 5, in connection with the Company's public offering of depositary shares each representing 1/1000 of a share of Equity Stock, Series A in January 2000.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                      DATED:  May 15, 2000

                      PUBLIC STORAGE, INC.


                      BY:      /s/ John Reyes
                               John Reyes
                               Senior Vice President and Chief Financial Officer (Principal financial officer and duly authorized officer)