Form 10-Q
period 2000-06-30
PUBLIC STORAGE INC /CA
filed 2000-08-14
CIK 318380

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2000
                               -------------

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to                 .
                              -----------------  -----------------

Commission File Number:     1-8389
                            ------



                              PUBLIC STORAGE, INC.
                              --------------------
             (Exact name of registrant as specified in its charter)


              California                                        95-3551121
----------------------------------------                  ----------------------
    (State or other jurisdiction of                          (I.R.S. Employer
    incorporation or organization)                        Identification Number)


701 Western Avenue, Glendale, California                         91201-2349
----------------------------------------                  ----------------------
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

                                [ X ] Yes [ ] No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of August 3, 2000:

Common Stock, $.10 Par Value - 124,304,775 shares
-------------------------------------------------

Class B Common Stock, $.10 Par Value - 7,000,000 shares
-------------------------------------------------------

Depositary Shares Each Representing  1/1,000 of a Share of Equity Stock,  Series
--------------------------------------------------------------------------------
A, $.01 Par Value - 4,353,102 depositary shares  (representing  4,353.102 shares
--------------------------------------------------------------------------------
of Equity Stock, Series A)
--------------------------

Equity Stock, Series AA, $.01 Par Value - 225,000 shares
--------------------------------------------------------

Equity Stock, Series AAA, $.01 Par Value - 4,289,544 shares
-----------------------------------------------------------

                              PUBLIC STORAGE, INC.

                                      INDEX


                                                                         Pages
                                                                         -----
PART I. FINANCIAL INFORMATION
        ---------------------

Item 1.  Financial Statements

         Condensed Consolidated Balance Sheets at
              June 30, 2000 and December 31, 1999                            1

         Condensed Consolidated Statements of Income for the
              Three and Six Months Ended June 30, 2000 and 1999              2

         Condensed Consolidated Statements of Shareholders' Equity
              for the Six Months Ended June 30, 2000                         3

         Condensed Consolidated Statements of Cash Flows
              for the Six Months Ended June 30, 2000 and 1999            4 - 5

         Notes to Condensed Consolidated Financial Statements           6 - 19

Item 2.  Management's Discussion and Analysis of
              Financial Condition and Results of Operations            20 - 31

Item 3.  Quantitative and Qualitative Disclosures about Market Risk         31

PART II. OTHER INFORMATION (Items 1, 2, 3 and 5 are not applicable)
         -----------------

Item 4.  Submission of Matters to a Vote of Security Holders                32

Item 6.  Exhibits and Reports on Form 8-K                              32 - 37

                              PUBLIC STORAGE, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    (AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)


                                                                               JUNE 30,          DECEMBER 31,
                                                                                 2000                1999
                                                                            --------------     --------------
                                                                             (Unaudited)
                                     ASSETS
                                     ------
Cash and cash equivalents..........................................         $     239,951      $      55,125
Real estate facilities, at cost:
     Land..........................................................             1,050,461          1,036,958
     Buildings.....................................................             2,860,695          2,785,475
                                                                            --------------     --------------
                                                                                3,911,156          3,822,433
     Accumulated depreciation......................................              (597,875)          (533,412)
                                                                            --------------     --------------
                                                                                3,313,281          3,289,021
     Construction in process.......................................               169,903            140,764
                                                                            --------------     --------------
                                                                                3,483,184          3,429,785

Investment in real estate entities.................................               459,006            457,529
Intangible assets, net.............................................               189,670            194,326
Notes receivable from affiliates...................................                31,558             18,798
Other assets.......................................................                72,863             58,822
                                                                            --------------     --------------
              Total assets.........................................         $   4,476,232      $   4,214,385
                                                                            ==============     ==============

                      LIABILITIES AND SHAREHOLDERS' EQUITY
                      ------------------------------------
Notes payable......................................................         $     161,386      $     167,338
Distributions payable..............................................                     -             82,086
Accrued and other liabilities......................................                87,112             89,261
                                                                            --------------     --------------
              Total liabilities....................................               248,498            338,685

Minority interest:
     Preferred operating partnership units.........................               315,000                  -
     Other.........................................................               165,259            186,600

Commitments and contingencies

Shareholders' equity:
     Preferred Stock, $0.01 par value, 50,000,000 shares authorized,
       11,141,100 shares issued and outstanding, at liquidation
       preference..................................................             1,155,150          1,155,150
     Common Stock, $0.10 par value, 200,000,000 shares authorized,
       124,153,422 shares issued and outstanding (126,697,023 at
       December 31, 1999)..........................................                12,415             12,671
     Equity Stock, Series A, $0.01 par value, 200,000,000 shares authorized, 4,353.102 shares issued and outstanding (none
       issued and outstanding at December 31, 1999)................                     -                  -
     Class B Common Stock, $0.10 par value, 7,000,000 shares
       authorized and issued.......................................                   700                700
     Paid-in capital...............................................             2,487,855          2,463,193
     Cumulative net income.........................................             1,236,837          1,089,973
     Cumulative distributions paid.................................            (1,145,482)        (1,032,587)
                                                                            --------------     --------------
         Total shareholders' equity................................             3,747,475          3,689,100
                                                                            --------------     --------------
              Total liabilities and shareholders' equity...........         $   4,476,232      $   4,214,385
                                                                            ==============     ==============

                            See accompanying notes.
                                       1

                              PUBLIC STORAGE, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                  (AMOUNTS IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                   (UNAUDITED)

                                                        For the Three Months Ended            For the Six Months Ended
                                                                 June 30,                             June 30,
                                                       -------------------------------      -------------------------------
                                                           2000              1999               2000              1999
                                                       -------------     -------------      -------------     -------------
REVENUES:
   Rental income:
       Self-storage facilities.................        $    161,295      $    149,745       $    315,929      $    278,774
       Commercial properties...................               2,827             1,948              5,586             3,862
       Portable self-storage...................               9,240             6,448             16,789            11,876
  Equity earnings of real estate entities......               9,155             9,347             17,431            17,469
  Interest and other income....................               5,633             4,749              9,010             8,271
                                                       -------------     -------------      -------------     -------------
                                                            188,150           172,237            364,745           320,252
                                                       -------------     -------------      -------------     -------------

EXPENSES:
  Cost of operations:
       Self-storage facilities.................              51,272            45,602            101,629            86,231
       Commercial properties...................                 881               631              1,830             1,269
       Portable self-storage...................               8,648             7,690             16,502            15,525
   Depreciation and amortization...............              35,744            34,769             71,778            64,925
   General and administrative..................               5,576             3,060              8,621             5,418
   Interest expense............................               1,261             2,530              2,667             3,734
                                                       -------------     -------------      -------------     -------------
                                                            103,382            94,282            203,027           177,102
                                                       -------------     -------------      -------------     -------------

   Income before minority interest.............              84,768            77,955            161,718           143,150

Minority interest in income:
   Preferred operating partnership units.......              (7,411)                -             (8,336)                -
   Other.......................................              (3,054)           (4,304)            (6,518)           (7,657)
                                                       -------------     -------------      -------------     -------------
NET INCOME.....................................        $     74,303      $     73,651       $    146,864      $    135,493
                                                       =============     =============      =============     =============


NET INCOME ALLOCATION:
  Allocable to preferred shareholders..........        $     25,045      $     23,824       $     50,083      $     45,354
  Allocable to equity shareholders, Series A...               2,666                 -              4,924                 -
  Allocable to common shareholders.............              46,592            49,827             91,857            90,139
                                                       -------------     -------------      -------------     -------------
                                                       $     74,303      $     73,651       $    146,864      $    135,493
                                                       =============     =============      =============     =============
PER COMMON SHARE:
  Net income per share - Basic.................              $0.35             $0.39              $0.69             $0.73
                                                       =============     =============      =============     =============
  Net income per share - Diluted...............              $0.35             $0.39              $0.69             $0.73
                                                       =============     =============      =============     =============
  Net income per depositary share of Equity
  Stock, Series A - Basic and Diluted..........              $0.61              -                 $1.23              -
                                                       =============     =============      =============     =============

  Weighted average common shares - Basic.......             131,588           128,904            132,184           123,793
                                                       =============     =============      =============     =============
  Weighted average common shares - Diluted.....             131,734           129,250            132,335           124,133
                                                       =============     =============      =============     =============
  Weighted average depositary shares of Equity
      Stock, Series A - Basic and Diluted......               4,353                 -              4,028                 -
                                                       =============     =============      =============     =============

                            See accompanying notes.
                                       2

                              PUBLIC STORAGE, INC.
            CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                             (AMOUNTS IN THOUSANDS)

                                   (UNAUDITED)


                                                             Cumulative
                                                                Senior                          Class B
                                                              Preferred         Common         Common           Paid-in
                                                                Stock            Stock          Stock           Capital
                                                             ------------     -----------     ----------     -------------
Balances at December 31, 1999..........................      $ 1,155,150       $ 12,671        $   700       $  2,463,193

Issuance of common stock:
   Exercise of stock options (197,599 shares)..........                              19                             3,698
   Conversion of OP units (98,900 shares) .............                               9                             2,631

Repurchase of common stock (2,840,100 shares) .........                            (284)                          (63,303)

Issuance of Equity Stock, Series A to Public (4,300.555
shares)................................................                                                            83,810

Issuance of Equity Stock, Series A to affiliate
(52.547 shares)........................................                                                             1,026

Costs in connection with issuance of preferred operating
partnership units (see note 7).........................                                                            (3,200)

Net income.............................................

Cash distributions:
   Cumulative Senior Preferred Stock ..................
   Equity Stock, Series A..............................
   Class B Common Stock................................
   Common Stock........................................
                                                             ------------     -----------     ----------     -------------
Balances at June 30, 2000..............................      $ 1,155,150       $ 12,415        $   700       $  2,487,855
                                                             ============     ===========     ==========     =============

                                                                                                     Total
                                                               Cumulative        Cumulative      Shareholders'
                                                               Net Income      Distributions         Equity
                                                             -------------     -------------     -------------
Balances at December 31, 1999..........................      $  1,089,973      $ (1,032,587)     $  3,689,100

Issuance of common stock:
   Exercise of stock options (197,599 shares)..........                                                 3,717
   Conversion of OP units (98,900 shares) .............                                                 2,640

Repurchase of common stock (2,840,100 shares) .........                                               (63,587)

Issuance of Equity Stock, Series A to Public (4,300.555
shares)................................................                                                83,810

Issuance of Equity Stock, Series A to related party
(52.547 shares)........................................                                                 1,026

Costs in connection with issuance of preferred operating
partnership units (see note 7).........................                                                (3,200)

Net income.............................................           146,864                             146,864

Cash distributions:
   Cumulative Senior Preferred Stock ..................                             (50,083)          (50,083)
   Equity Stock, Series A..............................                              (4,924)           (4,924)
   Class B Common Stock................................                              (2,988)           (2,988)
   Common Stock........................................                             (54,900)          (54,900)
                                                             -------------     -------------     -------------
Balances at June 30, 2000..............................      $  1,236,837      $ (1,145,482)     $  3,747,475
                                                             =============     =============     =============

                            See accompanying notes.

                              PUBLIC STORAGE, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (AMOUNTS IN THOUSANDS)

                                   (UNAUDITED)


                                                                                           For the Six Months Ended
                                                                                                    June 30,
                                                                                        ---------------------------------
                                                                                             2000               1999
                                                                                        --------------     --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income..................................................................         $     146,864      $     135,493
   Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation and amortization.............................................                71,778             64,925
     Depreciation included in equity earnings of real estate entities..........                10,130              9,574
     Minority interest in income...............................................                14,854              7,657
                                                                                        --------------     --------------
         Total adjustments.....................................................                96,762             82,156
                                                                                        --------------     --------------
             Net cash provided by operating activities.........................               243,626            217,649
                                                                                        --------------     --------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Principal payments received on notes receivable from affiliates...........                 1,980             26,818
     Notes receivable from affiliates..........................................               (11,400)           (29,500)
     Capital improvements to real estate facilities............................                (9,182)           (10,156)
     Construction in process...................................................               (93,002)           (45,238)
     Acquisition of minority interests.........................................               (28,141)           (14,654)
     Proceeds from the disposition of real estate facilities...................                 8,652              8,417
     Proceeds from the disposition of real estate investments..................                20,276                  -
     Acquisition of investment in real estate entities.........................               (49,462)           (50,456)
     Acquisition of real estate facilities.....................................               (14,848)            (5,243)
     Acquisition cost of business combinations.................................                     -           (171,896)
                                                                                        --------------     --------------
             Net cash used in investing activities.............................              (175,127)          (291,908)
                                                                                        --------------     --------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Principal payments on notes payable.......................................                (5,952)            (8,875)
     Net proceeds from the issuance of common stock............................                 3,717              8,083
     Net proceeds from the issuance of preferred stock.........................                     -            222,555
     Net proceeds from the issuance of equity stock............................                39,800                  -
     Net proceeds from the issuance of preferred partnership units.............               311,800                  -
     Repurchase of common stock................................................               (63,587)           (17,578)
     Distributions paid to preferred and common shareholders...................              (112,895)          (102,121)
     Special distribution paid to common shareholders..........................               (38,076)                 -
     Investment by minority interests..........................................                 6,593                  -
     Distributions to holders of preferred partnership units...................                (8,336)
     Distributions from operations to minority interests.......................               (18,328)           (12,472)
     Net reinvestment (divestment) of minority interests.......................                 5,753             (2,068)
     Other.....................................................................                (4,162)             3,445
                                                                                        --------------     --------------
             Net cash provided by financing activities.........................               116,327             90,969
                                                                                        --------------     --------------

Net increase in cash and cash equivalents.....................................                184,826             16,710
Cash and cash equivalents at the beginning of the period......................                 55,125             51,225
                                                                                        --------------     --------------
Cash and cash equivalents at the end of the period............................          $     239,951      $      67,935
                                                                                        ==============     ==============

                            See accompanying notes.
                                       4

                              PUBLIC STORAGE, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (AMOUNTS IN THOUSANDS)

                                   (UNAUDITED)

                                   (CONTINUED)

                                                                                 For the Six Months Ended
                                                                                          June 30,
                                                                              ----------------------------------
                                                                                   2000               1999
                                                                              --------------      --------------
SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

 Business combinations:
     Real estate facilities.........................................          $          -        $    (720,197)
     Construction in process........................................                     -              (11,449)
     Investment in real estate entities.............................                     -                 (356)
     Mortgage notes receivable......................................                     -               (6,739)
     Other assets...................................................                     -               (1,633)
     Accrued and other liabilities..................................                     -               22,824
     Minority interest..............................................                     -               32,201
     Notes payable..................................................                     -              100,000

 Reduction to investment in real estate entities in connection with:
     Business combinations..........................................                     -               66,230
     Acquisitions of real estate facilities.........................                 3,143

 Disposition of real estate investment in exchange for other assets:
     Investment in real estate entities.............................                14,435                    -
     Other assets...................................................               (14,435)                   -

 Real estate acquired in exchange for equity stock and reduction to
    investment in real estate entities..............................               (19,017)                   -

 Acquisition of minority interest and real estate in exchange for common stock:
     Real estate facilities.........................................               (15,681)             (17,155)
     Minority interest..............................................               (15,450)             (13,446)

Mortgage notes receivable forgiven in exchange for minority interest
   and real estate..................................................                   350                    -

 Real estate facilities and accumulated depreciation disposed of in
   exchange for notes receivable, minority interests and other assets               18,769               22,677

 Minority interests acquired in exchange for  the disposition of
   real estate facilities...........................................                (6,427)                   -

 Note receivable received in exchange for the disposition of real
   estate facilities................................................                (3,690)             (10,460)

Issuance of Equity Stock, Series A:
    In connection with special distribution to common shareholders..                44,010                    -
    In connection with acquisition of real estate facilities........                 1,026                    -

Decrease in distributions payable through the issuance of   Equity
   Stock, Series A..................................................               (44,010)                   -

Other assets received in connection with real estate dispositions...                     -               (3,800)

Issuance of common stock :
     In connection with business combinations.......................                     -              347,223
     To acquire minority interest in consolidated real estate                        2,640               15,947
     entities.......................................................

                            See accompanying notes.
                                       5

                              PUBLIC STORAGE, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2000
                                   (UNAUDITED)


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

              In 1996 and 1997, we organized Public Storage Pickup and Delivery, Inc., as a separate corporation and partnership (the corporation and partnership are collectively referred to as "PSPUD") to operate storage facilities that rent portable storage containers to customers for storage in central warehouses. At June 30, 2000, PSPUD had 37 facilities in operation.

              We invest in real estate facilities by acquiring wholly owned facilities or by acquiring interests in real estate entities which own real estate facilities. At June 30, 2000, we had direct and indirect equity interests in 1,455 properties located in 38 states, including 1,325 storage facilities and 130 commercial properties. We operate all of the self-storage facilities under the "Public Storage" name.

2.   Summary of significant accounting policies
     ------------------------------------------

     Basis of presentation
     ---------------------

              The consolidated  financial statements include the accounts of the
     Company and 34 controlled entities (the "Consolidated Entities"). Collectively, the Company and these entities own a total of 1,219 real estate facilities, consisting of 1,213 storage facilities and six commercial properties.

              At June 30, 2000, we had equity investments in 11 limited partnerships in which we do not have a controlling interest. These limited partnerships collectively own 112 self-storage facilities, which are managed by the Company. In addition, we own approximately 41% of the common interest in PS Business Parks, Inc. ("PSB"), which owns and operates 124 commercial properties. We do not control these entities, accordingly, our investments in these limited partnerships and PSB are accounted for using the equity method.

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

              Financial assets that are exposed to credit risk consist primarily of cash and cash equivalents, accounts receivable, and notes receivable. Cash and cash equivalents, which consist of short-term investments, including commercial paper and treasury securities, are only invested in entities with an investment grade rating. Notes receivable are substantially all secured by real estate facilities that we believe are valued in excess of the related note receivable. Accounts receivable are not a significant portion of total assets and are comprised of a large number of individual customers.

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

     Other assets
     ------------

              Other assets primarily consist of furniture, fixtures, equipment, and other assets, including those associated with the portable self-storage business. Included in other assets with respect to the portable self-storage business is furniture, fixtures, and equipment (net of accumulated depreciation) of $32,999,000 and $34,704,000 at June 30, 2000 and December 31, 1999, respectively. Included in depreciation and amortization expense for the three months ended June 30, 2000 and 1999 is $1,255,000 and $1,250,000, respectively, and $2,408,000 and $2,432,000 for the six months ended June 30, 2000 and 1999, respectively, of depreciation of furniture, fixtures, and equipment of the portable self-storage business.

     Intangible assets
     -----------------

              Intangible assets consist of property management contracts ($165,000,000) and the cost over the fair value of net tangible and identifiable intangible assets ($67,726,000) acquired. Intangible assets are amortized straight-line over 25 years. At June 30, 2000 intangible assets are net of accumulated amortization of $43,056,000 ($38,400,000 at December 31, 1999). Included in depreciation and amortization expense for the three and six months ended June 30, 2000 and 1999 is $2,328,000 and $4,656,000, respectively, related to the amortization of intangible assets.

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

     Net income per common share
     ---------------------------

              Dividends paid to our preferred shareholders totaling $25,045,000 and $23,824,000 for the three months ended June 30, 2000 and 1999, respectively, and $50,083,000 and $45,354,000 for the six months ended June 30, 2000 and 1999, respectively, have been deducted from net income to arrive at net income allocable to our common shareholders.

              Net income allocated to our common shareholders has been further allocated among our two classes of common stock; our regular common stock and our Equity Stock, Series A. The allocation among each class was based upon the two-class method. Under the two-class method, earnings per share for each class of common stock is determined according to dividends declared (or accumulated) and participation rights in undistributed earnings. Under the two-class method, the Equity Stock, Series A for the three and six months ended June 30, 2000 was allocated approximately $2,666,000 and $4,924,000, respectively, of net income and the remaining $46,592,000 and $91,857,000, respectively, was allocated to the regular common shares.

              Diluted net income per common share is computed using the weighted average common shares outstanding (adjusted for stock options). Commencing January 1, 2000, the Company's 7,000,000 Class B common shares outstanding began to participate in distributions of the Company's earnings. Distributions per share of Class B common stock are equal to 97% of the per share distribution paid to the Company's regular common shares. As a result of this participation in distribution of earnings, for purposes of computing net income per common share, we began to include 6,790,000 (7,000,000 x 97%) Class B common shares in the weighted average common equivalent shares for the three and six months ended June 30, 2000. Weighted average shares for the three and six months ended June 30, 1999 does not include any shares with respect to the Class B common stock as these shares did not participate in distributions of the Company's earnings prior to January 1, 2000.

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

              The historical operating results of the merger with Storage Trust prior to March 12, 1999 have not been included in our historical operating results. Pro forma selected financial data for the six months ended June 30, 1999 as though the merger had been effective at January 1, 1999 are as follows:

                                                            Six Months Ended
              (In thousands, except per share data)           June 30, 1999
        --------------------------------------------        -----------------
        Revenues....................................            $  337,651
        Net income..................................            $  139,422
        Net income per common share (Basic).........            $     0.73
        Net income per common share (Diluted).......            $     0.73

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

4.   Real estate facilities
     ----------------------

              Activity in real estate facilities during 2000 is as follows:

                                                             In thousands
                                                            ---------------
Operating facilities, at cost
  Balance at December 31, 1999....................          $    3,822,433
  Developed facilities............................                  63,863
  Acquired facilities.............................                  19,017
  Disposition of facilities.......................                 (19,020)
  Acquisition of minority interest................                  15,681
  Capital improvements............................                   9,182
                                                            ---------------
  Balance at June 30,2000.........................               3,911,156
                                                            ---------------

Accumulated depreciation:
  Balance at December 31, 1999....................                (533,412)
  Additions during the year.......................                 (64,714)
  Disposition of facilities.......................                     251
                                                            ---------------
  Balance at June 30,2000.........................                (597,875)
                                                            ---------------

Construction in progress:
  Balance at December 31, 1999....................                 140,764
  Current development.............................                  93,002
  Developed facilities............................                 (63,863)
                                                            ---------------
  Balance at June 30,2000.........................                 169,903
                                                            ---------------

  Total real estate facilities at June 30, 2000...          $    3,483,184
                                                            ===============

              During the six months ended June 30, 2000, we opened 13 newly developed facilities having approximately 910,000 aggregate net rentable square feet and a total cost of $57.5 million, and two expansions of facilities having a total cost of $6.4 million. Construction in progress at June 30, 2000 consists of 29 storage facilities, and 15 expansions of existing storage facilities.

              During the six months ended June 30, 2000 we acquired two commercial facilities and two storage facilities in separate transactions for an aggregate cost of $19,017,000, comprised of $14,848,000 cash, a $3,143,000 investment in real estate entities, and $1,026,000 in the issuance of the Company's Equity Stock, Series A.


              As previously reported in our Form 10-K, we granted an option to acquire eight of our properties. In January, 2000, the buyer exercised the option and, as a result, we disposed of eight storage facilities for an aggregate of $18,769,000, composed of cash ($8,652,000), a reduction of minority interests ($6,427,000), and a note receivable ($3,690,000). There was no gain or loss on this transaction.

              Our policy is to capitalize interest incurred on debt during the course of construction of our self-storage and industrial facilities. Interest capitalized during the three and six months ended June 30, 2000 was $2,045,000 and $4,156,000, respectively, compared to $988,000 and $1,946,000, respectively, for the same periods in 1999.

5.   Investment in real estate entities:
     -----------------------------------

              At June 30, 2000, our investment in real estate entities consists of (i) partnership interests in 11 partnerships, which principally own self-storage facilities and (ii) our ownership interest in PSB. Such interests are non-controlling interests of less than 50% and are accounted for using the equity method of accounting. Accordingly, earnings are recognized based upon our ownership interest in each of the partnerships. During the three and six months ended June 30, 2000 we recognized earnings from our investments of $9,155,000 and $17,431,000, respectively, compared to $9,347,000 and $17,469,000 for the same period in 1999.

              In April  1997,  we  formed a joint  venture  partnership  with an institutional investor (the "Joint Venture") to participate in the development of approximately $220 million of storage facilities. The Joint Venture has a total of 45 opened facilities with a total cost of $217.4 million at June 30, 2000, and has two projects in process with an aggregate cost incurred to date of approximately $10.8 million ($1.3 million estimated to complete) at June 30, 2000.

              Summarized combined financial data (based on historical cost) with respect to those unconsolidated real estate entities in which the Company had an ownership interest at June 30, 2000 are as follows:

                                                            For the six months ended June 30, 2000
                                             --------------------------------------------------------------------------
                                              Other Equity        Development
                                              Investments        Joint Venture            PSB                Total
                                             --------------      --------------      --------------      --------------
                                                                    (Amounts in thousands)
Rental income.........................       $      19,945       $      11,614       $      70,467       $     102,026
Other income..........................                 612                 122               3,485               4,219
                                             --------------      --------------      --------------      --------------
Total revenues........................              20,557              11,736              73,952             106,245
                                             --------------      --------------      --------------      --------------

Cost of operations....................               6,257               5,040              19,670              30,967
Depreciation..........................               2,221               3,096              17,274              22,591
Other expenses........................               1,805                  73               2,722               4,600
                                             --------------      --------------      --------------      --------------
Total expenses........................              10,283               8,209              39,666              58,158
                                             --------------      --------------      --------------      --------------
Income before minority interest.......              10,274               3,527              34,286              48,087
Minority interest ....................                   -                   -             (12,031)            (12,031)
                                             --------------      --------------      --------------      --------------
Net income............................       $      10,274       $       3,527       $      22,255       $      36,056
                                             ==============      ==============      ==============      ==============

At June 30, 2000:
-----------------
Real estate, net......................       $      68,777       $     219,496       $     822,054       $   1,110,327
Total assets..........................              98,594             224,085             906,321           1,229,000
Total liabilities.....................              47,991               4,087              57,964             110,042
Minority interest.....................                   -                   -             291,296             291,296
Total equity..........................              50,603             219,998             557,061             827,662

The Company's investment (book value) at
  June 30, 2000.......................       $     142,594       $      65,999       $     250,413       $     459,006

The Company's effective average
  ownership interest at June 30, 2000.             46%                 30%                 41%


6.   Revolving line of credit
     ------------------------

              The credit agreement (the "Credit Facility") has a borrowing limit of $150 million and an expiration date of July 1, 2002. The expiration date may be extended by one year on each anniversary of the credit agreement. Interest on outstanding borrowings is payable monthly. At our option, the rate of interest charged is equal to (i) the prime rate or (ii) a rate ranging from the London Interbank Offered Rate ("LIBOR") plus 0.40% to LIBOR plus 1.10% depending on the Company's credit ratings and coverage ratios, as defined. In addition, the Company is required to pay a quarterly commitment fee of 0.250% (per annum). The Credit Facility allows us, at our option, to request the group of banks to propose the interest rate they would charge on specific borrowings not to exceed $50 million; however, in no case may the interest rate proposal be greater than the amount provided by the Credit Facility. At June 30, 2000, we had no borrowings on our line of credit.

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

              In November 1999, we formed a second development joint venture with a joint venture partner to develop $100 million of storage facilities and to purchase $100 million of the Company's Equity Stock, Series AAA. The joint venture is funded solely with equity capital consisting of 51% from the Company and 49% from the joint venture partner. The joint venture is consolidated and, accordingly, the Equity Stock, Series AAA is eliminated in consolidation. Included in minority interest is approximately $69,893,000 contributed by our joint venture partner since inception of the venture. Minority interest has increased $6,593,000 since December 31, 1999 as a result of contributions by our joint venture partner.

              On March 17, 2000, one of our operating partnerships issued $240.0 million of 9.5% Series N Cumulative Redeemable Perpetual Preferred Units and on March 29, 2000, one of our operating partnerships issued $75.0 million of 9.125% Series O Cumulative Redeemable Perpetual Preferred Units. The units are not redeemable during the first 5 years, thereafter, at our option, we can call the units for redemption at the issuance amount plus any unpaid distributions. The units are not redeemable by the holder. Subject to certain conditions, the Series N preferred units are convertible into shares of 9.5% Series N Cumulative Preferred Stock and the Series O preferred units are convertible into shares of 9.125% Series O Cumulative Preferred Stock of the Company. We incurred $3,200,000 in costs in these issuances; these costs were recorded as a reduction to Paid in Capital. These transactions had the effect of increasing minority interest by $315.0 million. For the three and six months ended June 30, 2000, the holders of these preferred units were paid in aggregate approximately $7,411,000 and $8,336,000, respectively, in distributions and received a corresponding allocation of minority interest in earnings.

              In connection with the merger with Storage Trust in March 1999, minority interest increased by approximately $27,009,000, reflecting the fair value of operating partnership units ("OP Units") in Storage Trust's operating partnership owned by minority interests. OP Units are convertible on a one-for-one basis (subject to certain limitations) into common shares of the Company at the option of the unitholder. Minority interest in income with respect to OP Units reflects the OP Units' share of the net income of the Company, with net income allocated to weighted average outstanding OP Units on a per unit basis equal to diluted earnings per common share. During the six months ended June 30, 2000, 376,004 OP units were redeemed in connection with the sale of real estate facilities and other minority interest transactions, and the related impact on minority interest is included in the transactions summarized below. As of June 30, 2000, 394,888 of such units are outstanding.

              During the six months ended June 30, 2000, minority interest was reduced by $6,427,000 in connection with the disposition of real estate facilities. In addition, in the six months ended June 30, 2000, the Company acquired interests in the Consolidated Entities for an aggregate cost of $31,131,000, comprised of $28,141,000 cash, forgiveness of a note receivable of $350,000, and issuance of common stock of $2,640,000; these acquisitions had the effect of reducing minority interest by $15,450,000, with the excess of cost over underlying book value ($15,681,000) allocated to real estate.

8.   Shareholders' equity
     --------------------

     Preferred stock
     ---------------

              At June 30, 2000, we had the following series of Preferred Stock outstanding:

                              Dividend         Shares          Carrying
       Series                    Rate       Outstanding         Amount
-----------------------      -----------    ------------     ------------
                                            (Dollar amount in thousands)
Series A                         10.000%       1,825,000     $     45,625
Series B                          9.200%       2,386,000           59,650
Series C                      Adjustable       1,200,000           30,000
Series D                          9.500%       1,200,000           30,000
Series E                         10.000%       2,195,000           54,875
Series F                          9.750%       2,300,000           57,500
Series G                          8.875%           6,900          172,500
Series H                          8.450%           6,750          168,750
Series I                          8.625%           4,000          100,000
Series J                          8.000%           6,000          150,000
Series K                          8.250%           4,600          115,000
Series L                          8.250%           4,600          115,000
Series M                          8.750%           2,250           56,250
                                            ------------     ------------
Total Senior Preferred Stock                  11,141,100     $  1,155,150
                                            ============     ============

              The Series A through Series M preferred stock (collectively the "Senior Preferred Stock") have general preference rights with respect to liquidation and quarterly distributions. Holders of the preferred stock, except under certain conditions and as noted above, will not be entitled to vote on most matters. In the event of a cumulative arrearage equal to six quarterly dividends or failure to maintain a Debt Ratio (as defined in the governing documents) of 50% or less, holders of all outstanding series of preferred stock (voting as a single class without regard to series) will have the right to elect two additional members to serve on the Company's Board of Directors until events of default have been cured. At June 30, 2000, there were no dividends in arrears and the Debt Ratio was 3.2%.

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

              In January 2000, we issued 4,300,555 depositary shares (2,200,555 shares as part of a special distribution declared on November 15, 1999 and 2,100,000 shares in a separate public offering) each representing 1/1,000 of a share of Equity Stock, Series A ("Equity Stock A"). In addition, in the second quarter of 2000, we issued 52,547 depositary shares of Equity Stock A to a related party in connection with the acquisition of real estate facilities. The Equity Stock A ranks on a parity with common stock and junior to the Senior Preferred Stock with respect to general preference rights and has a liquidation amount which cannot exceed $24.50 per share. Distributions with respect to each depositary share shall be the lesser of:
     a) five times the per share dividend on the Common Stock or b) $2.45 per annum (prorated for the year 2000). Except in order to preserve the Company's federal income tax status as a REIT, we may not redeem the depositary shares before March 31, 2005. On or after March 31, 2005, we may, at our option, redeem the depositary shares at $24.50 per depositary share. If the Company fails to preserve its federal income tax status as a REIT, the depositary shares will be convertible into common stock on a one for one basis. The depositary shares are otherwise not convertible into common stock. Holders of depositary shares vote as a single class with our holders of common stock on shareholder matters, but the depositary shares have the equivalent of one-tenth of a vote per depositary share. We have no obligation to pay distributions if no distributions are paid to common shareholders.

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

     Common Stock
     ------------

              During the six months ended June 30, 2000, the Company issued 197,599 shares of common stock in connection with the exercise of stock options and 98,900 shares in connection with the redemption of Storage Trust OP Units.

              As previously announced, the Company's Board of Directors authorized the repurchase from time to time of up to 15,000,000 shares of the Company's common stock on the open market or in privately negotiated transactions. In the six months ended June 30, 2000, the Company repurchased a total of 2,840,100 shares, for a total aggregate cost of approximately $63,585,000. From the initial authorization through June 30, 2000, the Company has repurchased a total of 10,248,927 shares of common stock at an aggregate cost of approximately $244,406,000. From July 1, 2000 through August 9, 2000, we have not repurchased any additional shares.

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

              For these  purposes,  FFO means net income  (loss) before (i) gain
     (loss) on early extinguishment of debt, (ii) minority interest in income and (iii) gain (loss) on disposition of real estate, adjusted as follows:
     (a) plus depreciation and amortization, and (b) less FFO attributable to minority interest. FFO per common share means FFO less preferred stock dividends and Equity Stock A dividends divided by the outstanding weighted average shares of Common Stock assuming conversion of all outstanding convertible securities and the Class B Common Stock.

              For these purposes, FFO per share of Common Stock (as defined above) was $2.57 for the four consecutive calendar quarters ended June 30, 2000.

     Dividends
     ---------

              The following summarizes dividends during the first six months of 2000:

                                         Distributions Per
                                             Share or
                                         Depositary Share   Total Distributions
                                         -----------------  -------------------
Series A...........................            $1.250            $2,280,000
Series B...........................            $1.150             2,744,000
Series C...........................            $0.867             1,041,000
Series D...........................            $1.188             1,426,000
Series E...........................            $1.250             2,744,000
Series F...........................            $1.219             2,802,000
Series G...........................            $1.109             7,656,000
Series H...........................            $1.056             7,130,000
Series I...........................            $1.078             4,312,000
Series J...........................            $1.000             6,000,000
Series K ..........................            $1.031             4,744,000
Series L ..........................            $1.031             4,744,000
Series M ..........................            $1.094             2,460,000
                                                            -------------------
                                                                 50,083,000
Equity Stock, Series A.............            $1.130             4,924,000
Common.............................            $0.440            54,900,000
Common, Series B...................            $0.427             2,988,000
                                                            -------------------
   Total dividends.................                            $112,895,000
                                                            ===================

              At December 31, 1999, the Company had accrued distributions totaling $82,086,000 ($0.64 per share) of the common dividend for 1999, of which $38,076,000 was paid on January 14, 2000 in cash and $44,010,000 was paid in the issuance of depositary shares of Equity Stock A.

              The dividend rate on the Series C Preferred Stock for the first and second quarters of 2000 was equal to 6.897% and 6.974%, respectively, per annum. The dividend rate per annum will be adjusted quarterly and will be equal to the highest of one of three U.S. Treasury indices (Treasury Bill Rate, Ten Year Constant Maturity Rate, or Thirty Year Constant Maturity Rate) multiplied by 110%. However, the dividend rate for any dividend period will neither be less than 6.75% per annum nor greater than 10.75%. The dividend rate for the quarter ending September 30, 2000 will be equal to 6.75% per annum.

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

              The   self-storage   segment   comprises  the  direct   ownership,
     development, and operation of traditional storage facilities and the ownership of equity interests in entities that own storage properties. The portable self-storage operations reflect the containerized portable self-storage operations of PSPUD. The commercial property segment reflects our interest in the ownership and operation of commercial properties. The vast majority of the commercial property operations are conducted through PSB, and to a much lesser extent the Company and certain of its unconsolidated subsidiaries own commercial space, managed by PSB, in facilities that combine storage and commercial space for rent.

     Measurement of segment profit or loss
     -------------------------------------

              We evaluate performance and allocate resources based upon the net segment income of each segment. Net segment income represents net income in conformity with generally accepted accounting principles and our significant accounting policies as denoted in Note 2, before interest and other income, interest expense, general and administrative expense, and minority interest in income. The accounting policies of the reportable segments are the same as those described in the Summary of Significant Accounting Policies.

              Interest and other income, interest expense, corporate general and administrative expense, and minority interest in income are not allocated to segments because management does not utilize them to evaluate of the results of operations of each segment.

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

                                                              Three months ended                     Six months ended
                                                                    June 30,                             June 30,
                                                             ----------------------               ----------------------
                                                               2000         1999      Change        2000         1999       Change
                                                             ---------    ---------  ---------    ---------    ---------  ---------
                                                                                  (Dollar amounts in thousands)
RECONCILIATION OF REVENUES BY SEGMENT

SELF STORAGE
  Self-storage property rentals........................      $161,295     $149,745    $11,550     $315,929     $278,774    $37,155
  Equity in earnings - self storage property operations         5,733        6,852     (1,119)      10,982       11,119       (137)
  Equity in earnings - Depreciation (self storage) ....        (1,384)      (2,505)     1,121       (3,026)      (3,967)       941
                                                             ---------    ---------  ---------    ---------    ---------  ---------
      Self storage segment revenues....................       165,644      154,092     11,552      323,885      285,926     37,959
                                                             ---------    ---------  ---------    ---------    ---------  ---------

PORTABLE SELF STORAGE .................................         9,240        6,448      2,792       16,789       11,876      4,913
                                                             ---------    ---------  ---------    ---------    ---------  ---------

COMMERCIAL  PROPERTIES
  Commercial property rentals..........................         2,827        1,948        879        5,586        3,862      1,724
  Equity in earnings - commercial property operations..        10,729        8,878      1,851       20,558       17,300      3,258
  Equity in earnings - Depreciation (commercial
     properties).......................................        (3,714)      (2,940)      (774)      (7,104)      (5,607)    (1,497)
                                                             ---------    ---------  ---------    ---------    ---------  ---------
      Commercial properties  segment revenues..........         9,842        7,886      1,956       19,040       15,555      3,485
                                                             ---------    ---------  ---------    ---------    ---------  ---------

OTHER ITEMS NOT ALLOCATED TO SEGMENTS
  Equity in earnings - general and administrative and          (2,209)        (938)    (1,271)      (3,979)      (1,376)    (2,603)
     other.............................................
  Interest and other income............................         5,633        4,749        884        9,010        8,271        739
                                                             ---------    ---------  ---------    ---------    ---------  ---------
      Total other items not allocated to segments......         3,424        3,811       (387)       5,031        6,895     (1,864)
                                                             ---------    ---------  ---------    ---------    ---------  ---------

      Total revenues...................................      $188,150     $172,237    $15,913     $364,745     $320,252    $44,493
                                                             =========    =========  =========    =========    =========  =========

                                       18

                                                            Three months ended                     Six months ended
                                                                 June 30,                                June 30,
                                                          ------------- ---------                 ----------------------
                                                            2000          1999        Change        2000         1999        Change
                                                          ---------     ---------    ---------    ---------    ---------   ---------
                                                                                (Dollar amounts in thousands)
RECONCILIATION OF NET INCOME BY SEGMENT

Self storage
  Self-storage properties .............................   $110,023      $104,143       $5,880     $214,300     $192,543     $21,757
  Depreciation and amortization - self storage.........    (33,730)      (33,089)        (641)     (68,165)     (61,639)     (6,526)
  Equity in earnings - self storage property operations      5,733         6,852       (1,119)      10,982       11,119        (137)
  Equity in earnings - depreciation (self-storage) ....     (1,384)       (2,505)       1,121       (3,026)      (3,967)        941
                                                          ---------     ---------    ---------    ---------    ---------   ---------
      Total self storage segment net income............     80,642        75,401        5,241      154,091      138,056      16,035
                                                          ---------     ---------    ---------    ---------    ---------   ---------

Portable self storage..................................       (663)       (2,492)       1,829       (2,121)      (6,081)      3,960
                                                          ---------     ---------    ---------    ---------    ---------   ---------

Commercial  properties
  Commercial properties................................      1,946         1,317          629        3,756        2,593       1,163
  Depreciation and amortization - commercial properties       (759)         (430)        (329)      (1,205)        (854)       (351)
  Equity in earnings - commercial property operations..     10,729         8,878        1,851       20,558       17,300       3,258
   Equity in earnings - depreciation (commercial
   properties) ........................................     (3,714)       (2,940)        (774)      (7,104)      (5,607)     (1,497)
                                                          ---------     ---------    ---------    ---------    ---------   ---------
      Total commercial property segment net income.....      8,202         6,825        1,377       16,005       13,432       2,573
                                                          ---------     ---------    ---------    ---------    ---------   ---------

Other items not allocated to segments:
  Equity in earnings - general and administrative and
     other.............................................     (2,209)         (938)      (1,271)      (3,979)      (1,376)     (2,603)
  Interest and other income............................      5,633         4,749          884        9,010        8,271         739
  General and administrative...........................     (5,576)       (3,060)      (2,516)      (8,621)      (5,418)     (3,203)
  Interest expense.....................................     (1,261)       (2,530)       1,269       (2,667)      (3,734)      1,067
  Minority interest in income..........................    (10,465)       (4,304)      (6,161)     (14,854)      (7,657)     (7,197)
                                                          ---------     ---------    ---------    ---------    ---------   ---------
      Total other items not allocated to segments......    (13,878)       (6,083)      (7,795)     (21,111)      (9,914)    (11,197)
                                                          ---------     ---------    ---------    ---------    ---------   ---------

      Total net income ................................    $74,303       $73,651         $652     $146,864     $135,493     $11,371
                                                          =========     =========    =========    =========    =========   =========

11.  Subsequent Event
     ----------------

              On August 11, 2000, one of our operating partnerships issued $50.0 million of 8.75% Series P Cumulative Redeemable Perpetual Preferred Units. The units are not redeemable during the first 5 years, thereafter, at our option, we can call the units for redemption at the issuance amount plus any unpaid distributions. The units are not redeemable by the holder. Subject to certain conditions, the Series P preferred units are convertible into shares of 8.75% Series P Cumulative Preferred Stock.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
--------------------------------------------------------------------------------
OF OPERATIONS
-------------

         The following discussion and analysis should be read in conjunction with our consolidated financial statements and notes thereto.

         FORWARD LOOKING STATEMENTS: When used within this document, the words "expects," "believes," "anticipates," "should," "estimates," and similar expressions are intended to identify "forward-looking statements" within the meaning of that term in Section 27A of the Securities Exchange Act of 1933, as amended, and in Section 21F of the Securities Exchange Act of 1934, as amended. Such forward-looking statements involve known and unknown risks, uncertainties, and other factors, which may cause our actual results and performance to be materially different from those expressed or implied in the forward looking statements. Such factors include the impact of competition from new and existing self-storage and commercial facilities which could impact rents and occupancy levels at our facilities; our ability to evaluate, finance, and integrate acquired and developed properties into our existing operations; our ability to effectively compete in the markets that it does business in; the impact of the regulatory environment as well as national, state, and local laws and regulations including, without limitation, those governing Real Estate Investment Trusts; the acceptance by consumers of the Pickup and Delivery concept; the impact of general economic conditions upon rental rates and occupancy levels at our facilities; and the availability of permanent capital at attractive rates.

RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

         Net income for the three months ended June 30, 2000 was $74,303,000 compared to $73,651,000 for the same period in 1999, representing an increase of $652,000 or 0.9%. The increase in net income was primarily the result of improved property operations, reduced operating losses from the portable storage business, and the acquisition of additional real estate investments during 1999 and 2000. The impact of these items was offset partially by certain factors including increased dilution from uninvested proceeds from the issuance of equity securities, increased dilution from development activities and increased general and administrative expense.

         Net income for the six months ended June 30, 2000 was $146,864,000 compared to $135,493,000 for the same period in 1999, representing an increase of $11,371,000 or 8.4%. The increase in net income was primarily the result of improved property operations, reduced operating losses from the portable storage business, and the acquisition of additional real estate investments during 1999 and 2000 (including the acquisition of Storage Trust). The impact of these items was offset partially by certain factors including increased dilution from uninvested proceeds from the issuance of equity securities, increased dilution from development activities and increased general and administrative expense.

         Net income allocable to common shareholders was $46,592,000 or $0.35 per common share on a diluted basis (based on 131,734,000 weighted average diluted common equivalent shares) for the three months ended June 30, 2000. For the same period in 1999, net income allocable to common shareholders was $49,827,000 or $0.39 per common share on a diluted basis (based on 129,250,000 weighted average diluted common equivalent shares). In addition to the factors noted above with respect to the change in net income, the decrease in net income allocable to common shareholders includes the impact of the issuance of the Equity Stock, Series A. The decrease in net income per common share also reflects the inclusion of 6,790,000 common equivalent shares related to the Class B common shares in 2000, but not in 1999, as described more fully below.

         Net income allocable to common shareholders was $91,857,000 or $0.69 per common share on a diluted basis (based on 132,335,000 weighted average diluted common equivalent shares) for the six months ended June 30, 2000. For the same period in 1999, net income allocable to common shareholders was $90,139,000 or $0.73 per common share on a diluted basis (based on 124,133,000 weighted average diluted common equivalent shares). In addition to the factors noted above with respect to net income, the decrease in net income allocable to common shareholders reflects the impact of the issuance of Equity Stock, Series
A. The decrease in net income per common share also reflects the inclusion of 6,790,000 common equivalent shares related to the Company's Class B common shares in 2000, but not in 1999, as described more fully below.

         In computing net income allocable to common shareholders for each period, aggregate dividends paid to the holders of the Equity Stock, Series A and preferred equity securities have been deducted in determining net income allocable to the common shareholders.

         Commencing January 1, 2000, the 7,000,000 Class B common shares outstanding began to participate in distributions of the Company's earnings. Distributions per share of Class B common stock are equal to 97% of the per share distribution paid to the Company's regular common shares. As a result of this participation in distributions of earnings, for purposes of computing net income per common share, we began to include 6,790,000 (7,000,000 x 97%) Class B common shares in the weighted average common equivalent shares for the quarter and six months ended June 30, 2000. Weighted average diluted shares for the three and six months ended June 30, 1999 does not include any shares with respect to the Class B common stock as these shares did not participate in distributions of earnings prior to January 1, 2000.

REAL ESTATE OPERATIONS
--------------------------------------------------------------------------------

         Rental income and cost of operations have increased for the three and six months ended June 30, 2000 compared to the same period in 1999 due to our merger and acquisition activities throughout 1999 and 2000. As a result of these items, the number of facilities included in the consolidated financial statements has increased from 951 at December 31, 1998 to 1,213 at June 30, 2000.

         SELF-STORAGE OPERATIONS: The following table summarizes the operating results (before depreciation) of (i) the 946 stabilized self-storage facilities (56.1 million net rentable square feet) that we owned as of December 31, 1998 (the "Consistent Group") and (ii) all other facilities for which operations were not reflected in the Company's financial statements throughout the three and six months ended June 30, 2000 and the same periods in 1999 (the "Other Facilities"):

SUMMARY OF SELF-STORAGE OPERATIONS - HISTORICAL

                                           Three months ended                           Six months ended
                                                June 30,                                   June 30,
                                         ----------------------    Percentage        ----------------------    Percentage
                                           2000         1999        Change             2000         1999        Change
                                         ---------    ---------    ---------         ---------    ---------    ---------
                                                       (Amounts in thousands, except per square foot data)

Rental income
    Consistent Group.............        $ 135,339    $ 129,517      4.5%            $ 265,313    $ 255,441       3.9%
    Other Facilities.............           25,956       20,228     28.3%               50,616       23,333     116.9%
                                         ---------    ---------    ---------         ---------    ---------    ---------
                                           161,295      149,745      7.7%              315,929      278,774      13.3%
                                         ---------    ---------    ---------         ---------    ---------    ---------

Cost of Operations
    Consistent Group.............           40,910       38,053      7.5%               81,263       77,515       4.8%
    Other Facilities.............           10,362        7,549     37.3%               20,366        8,716     133.7%
                                         ---------    ---------    ---------         ---------    ---------    ---------
                                            51,272       45,602     12.4%              101,629       86,231      17.9%
                                         ---------    ---------    ---------         ---------    ---------    ---------

Net operating income
    Consistent Group.............           94,429       91,464      3.2%              184,050      177,926       3.4%
    Other Facilities.............           15,594       12,679     23.0%               30,250       14,617     107.0%
                                         ---------    ---------    ---------         ---------    ---------    ---------
                                           110,023      104,143      5.6%              214,300      192,543      11.3%

Depreciation and amortization               33,730       33,089      1.9%               68,165       61,639      10.6%
                                         ---------    ---------    ---------         ---------    ---------    ---------

   Net Income                            $  76,293    $  71,054      7.4%            $ 146,135    $ 130,904      11.6%
                                         =========    =========    =========         =========    =========    =========
CONSISTENT GROUP DATA

  Gross margin........................       69.8%        70.6%     (0.8)%               69.4%        69.7%     (0.3)%
  Weighted average :
     Occupancy........................       92.9%        92.8.%     0.1%                92.2%        91.9%      0.3%
     Realized annual rent per square
     foot.............................      $10.41        $9.97      4.4%               $10.28        $9.93      3.5%
     Scheduled annual rent per square
     foot.............................      $11.07       $10.32      7.3%               $10.80       $10.29      5.0%

Number of facilities at end of period:
  Consistent group....................        946          946       0.0%                 946          946       0.0%
  Other Facilities....................        267          245       9.0%                 267          245       9.0%

Net rentable sq. ft. at end of period
 (in thousands):
  Consistent group....................     56,050       56,050       0.0%              56,050       56,050       0.0%
  Other Facilities....................     16,194       14,356      12.8%              16,194       14,356      12.8%


         Rental income for the three and six months ended June 30, 2000 is net of promotional discounts totaling $4.1 million and $8.6 million, respectively compared to $3.9 million and $8.0 million, respectively for the same period in 1999. In addition, included in cost of operations for the three and six months ended June 30, 2000 are costs associated with the telephone reservation center and advertising totaling $2.4 million and $4.6 million, respectively compared to $1.9 million and $3.9 million, respectively for the same period in 1999.

         The 7.5% increase in cost of operations for the three months ended June 30, 2000 as compared to the same period in 1999 includes increases in advertising and promotion (including the telephone reservation center), repair and maintenance expense, and payroll.

         During the six months ended June 30, 2000, we have opened 13 newly developed facilities with a total cost of approximately $57.5 million. Included above with respect to these facilities was revenues of $225,000 and $256,000 for the three and six months ended June 30, 2000, respectively, and cost of operations of $249,000 and $381,000 for the three and six months ended June 30, 2000, respectively.

         In addition, during the six months ended June 30, 2000, the Company acquired two storage facilities for an aggregate cost of $13,087,000. Included above with respect to these facilities was revenues of $328,000 for the three and six months ended June 30, 2000, and cost of operations of $96,000 for the three and six months ended June 30, 2000.

         COMMERCIAL PROPERTY OPERATIONS:. Our commercial property operations included in the consolidated financial statements include commercial space owned by the Company and Consolidated Entities. Our investment in PSB is accounted for on the equity method of accounting, and accordingly our share of PSB's earnings is reflected as "Equity in earnings of real estate entities."

         During the six months ended June 30, 2000, the Company acquired two commercial facilities (which are expected to be converted into storage facilities) for an aggregate cost of $5,930,000. Included within commercial property operations with respect to these facilities was revenues of $136,000 for the three and six months ended June 30, 2000, and cost of operations of $21,000 for the three and six months ended June 30, 2000.

         The following table sets forth the historical commercial property amounts included in the financial statements:

COMMERCIAL PROPERTY OPERATIONS - HISTORICAL

                                    Three months ended                              Six months ended
                                         June 30,                                       June 30,
                                 ------------- ---------                         -----------------------
                                   2000           1999        Change               2000          1999         Change
                                 ---------     ---------     ---------           ---------     ---------     ---------
                                                              (Amounts in thousands)

Rental income.............       $  2,827      $  1,948         45.1%            $  5,586      $  3,862       44.6%
Cost of operations........            881           631         39.6%               1,830         1,269       44.2%
                                 ---------     ---------     ---------           ---------     ---------     ---------

 Net operating income prior
   to depreciation expense          1,946         1,317         47.8%               3,756         2,593       44.9%

Depreciation expense......            759           430         76.5%               1,205           854       41.1%
                                 ---------     ---------     ---------           ---------     ---------     ---------

Net income................       $  1,187      $    887         33.8%            $  2,551      $  1,739       46.7%
                                 =========     =========     =========           =========     =========     =========

         PORTABLE SELF-STORAGE OPERATIONS: At June 30, 2000, PSPUD operated 36 facilities. Due to the start-up nature of the business, PSPUD incurred operating losses totaling approximately $633,000 and $2,121,000 for the three and six months ended June 30, 2000, compared to $2,492,000 and $6,081,000 for the same periods in 1999:

PORTABLE SELF-STORAGE

                                           Three months ended                              Six months ended
                                                June 30,                                       June 30,
                                        ------------------------                       -------------------------
                                          2000           1999         Change             2000           1999         Change
                                        ---------      ---------      ---------        ---------       ---------     ---------
                                                                       (Amounts in thousands)
Rental and other income .........       $   9,240      $   6,448      $  2,792         $  16,789       $ 11,876      $ 4,913
                                        ---------      ---------      ---------        ---------       ---------     ---------
Cost of operations:
  Direct operating costs.........           6,076          4,524         1,552            11,232          9,137        2,095
  Marketing and advertising......             358            307            51               802            729           73
  Facility lease expense.........           2,214          2,859          (645)            4,468          5,659       (1,191)
                                        ---------      ---------      ---------        ---------       ---------     ---------
    Total cost of operations.....           8,648          7,690           958            16,502         15,525          977

Operating income (loss) prior to
  depreciation...................             592         (1,242)        1,834               287         (3,649)       3,936

  Depreciation ..................           1,255          1,250             5             2,408          2,432          (24)
                                        ---------      ---------      ---------        ---------       ---------     ---------
Operating losses.................       $    (663)     $  (2,492)     $  1,829         $  (2,121)      $ (6,081)     $ 3,960
                                        =========      =========      =========        =========       =========     =========

         Until the PSPUD facilities are operating profitably, PSPUD's operations are expected to continue to adversely impact the Company's earnings and cash flows. There can be no assurance as to the level of PSPUD's expansion, level of gross rentals, level of move-outs or profitability.

         EQUITY IN EARNINGS OF REAL ESTATE ENTITIES: In addition to our ownership of equity interests in PSB, we had general and limited partnership interests in 12 limited partnerships at June 30, 2000. (PSB and the limited partnerships are collectively referred to as the "Unconsolidated Entities.") Due to our limited ownership interest and control of these entities, we do not consolidate the accounts of these entities for financial reporting purposes, and account for such investments using the equity METHOD.

        Equity in earnings of real estate entities for the year ended June 30, 2000 consists of our pro rata share of the Unconsolidated Entities based upon our ownership interest for the period. Similar to the Company, the Unconsolidated Entities (other than PSB) generate substantially all of their income from their ownership of storage facilities, which we manage. In the aggregate, the Unconsolidated Entities (including PSB) own a total of 236 real estate facilities, 112 of which are storage facilities. The following table sets forth the significant components of equity in earnings of real estate entities:

HISTORICAL SUMMARY

                                     Three months ended                             Six months ended
                                          June 30,                                      June 30,
                                  ------------------------                      ------------------------
                                     2000          1999         Change             2000          1999        Change
                                  ----------    ----------     ----------       ----------    ----------    ----------
                                                                (Amounts in thousands)
Property operations:
    PSB......................     $  10,729     $   8,878      $   1,851        $  20,558     $  17,300     $   3,258
    Development Joint Venture         1,087           569            518            1,972           915         1,057
    Other partnerships.......         4,646         6,283         (1,637)           9,010        10,204        (1,194)
                                  ----------    ----------     ----------       ----------    ----------    ----------
                                     16,462        15,730            732           31,540        28,419         3,121
                                  ----------    ----------     ----------       ----------    ----------    ----------

Depreciation:
    PSB......................        (3,714)       (2,940)          (774)          (7,104)       (5,607)       (1,497)
    Development Joint Venture          (467)         (304)          (163)            (928)         (565)         (363)
    Other partnerships.......          (917)       (2,201)         1,284           (2,098)       (3,402)        1,304
                                  ----------    ----------     ----------       ----------    ----------    ----------
                                     (5,098)       (5,445)           347          (10,130)       (9,574)         (556)
                                  ----------    ----------     ----------       ----------    ----------    ----------
Other: (1)
    PSB......................        (1,903)       (1,057)          (846)          (3,439)       (1,883)       (1,556)
    Development Joint Venture           (38)           21            (59)              15            43           (28)
    Other partnerships.......          (268)           98           (366)            (555)          464        (1,019)
                                  ----------    ----------     ----------       ----------    ----------    ----------
                                     (2,209)         (938)        (1,271)          (3,979)       (1,376)       (2,603)
                                  ----------    ----------     ----------       ----------    ----------    ----------
Total equity in earnings of
  real estate entities.......     $   9,155     $   9,347      $    (192)       $  17,431     $  17,469     $     (38)
                                  ==========    ==========     ==========       ==========    ==========    ==========

     (1) "Other"  reflects  our share of  general  and  administrative  expense,
         interest   expense,    interest   income,   and   other   non-property,
         non-depreciation related operating results of these entities.

         The decrease in 2000 equity in earnings of real estate entities compared to 1999 includes the acquisition of controlling interests in certain entities and the Company's beginning to include the accounts of such entities in the Company's consolidated financial statements. Prior to the inclusion of these entities in the Company's financial statements, the Company used the equity method to report its share of these entities' earnings. This decrease was offset by improved earnings of PSB and an increase in earnings from the Development Joint Venture. Equity in earnings with respect to the Development Joint Venture represent our pro rata share of the operating results of an unconsolidated joint venture formed in April 1997 in which we have a 30% ownership interest. The joint venture was formed for the purpose of developing approximately $220 million of self-storage facilities. As of June 30, 2000, 45 of the joint venture's 47 properties are completed and operating, substantially all of which are in the fill-up process and have not reached stabilized occupancy levels.

OTHER INCOME AND EXPENSE ITEMS
--------------------------------------------------------------------------------

         INTEREST AND OTHER INCOME: Interest in other income includes (i) the net operating results from our property management operations, (ii) merchandise sales and consumer truck rentals and (iii) interest income.

         Interest and other income has increased in the three and six months ended June 30, 2000 as compared to the same periods in 1999 as a result of higher uninvested cash balances, primarily due to our issuance of preferred operating partnership units in 2000.

         DEPRECIATION AND AMORTIZATION: Depreciation and amortization expense has increased $975,000 to $35,744,000 for the three months ended June 30, 2000 as compared to $34,769,000 for the same period in 1999. Depreciation and amortization expense has increased $6,853,000 to $71,778,000 for the six months ended June 30, 2000 as compared to $64,925,000 for the same period in 1999. These increases are principally due to the acquisition of additional real estate facilities during 1999 and 2000. Included in depreciation and amortization expense is amortization expense with respect to intangible assets of $2,328,000 and $4,656,000 for the three and six months ended June 30, 2000 and 1999. Included in depreciation and amortization expense for the three months ended

June  30,  2000  and  1999  is  $1,255,000  and  $1,250,000,  respectively,  and
$2,408,000  and  $2,432,000  for the six months  ended  June 30,  2000 and 1999, respectively, of depreciation of furniture, fixtures, and equipment of the portable self-storage business.

         GENERAL AND ADMINISTRATIVE: General and administrative expense has increased $2,516,000 to $5,576,000 for the three months ended June 30, 2000 as compared to $3,060,000 for the same period in 1999. General and administrative expense has increased $3,203,000 to $8,621,000 for the six months ended June 30, 2000 as compared to $5,418,000 for the same period in 1999. The increase includes an expansion in our product research and development efforts, as well as costs associated with lease terminations on leased Pickup and Delivery facilities which were replaced by newly-developed facilities, and increased consulting fees. We anticipate that additional product research and development efforts and lease termination costs will continue to be incurred throughout fiscal 2000.

         MINORITY INTEREST IN INCOME: Minority interest in income represents the income allocable to equity interests in the Consolidated Entities, which are not owned by us. Minority interest in income was $10,465,000 and $14,854,000, respectively, for the three and six months ended June 30, 2000, compared to $4,304,000 and $7,657,000, respectively, for the same periods in 1999.

         In November 1999, we formed a joint venture partnership for the purpose of developing approximately $100 million of self-storage facilities and to purchase $100 million of our Equity Stock, Series AAA. The venture, which has been consolidated, is funded solely with equity capital consisting of 51% from us and 49% from the joint venture partner. Minority interest in income includes approximately $138,000 of loss allocated to our joint venture partner.

         On March 17, 2000, one of our operating partnerships issued $240.0 million of 9.5% Series N Cumulative Redeemable Perpetual Preferred Units and on March 29, 2000, one of our operating partnerships issued $75.0 million of 9.125% Series O Cumulative Redeemable Perpetual Preferred Units. The issuance of preferred partnership units had the effect of increasing minority interest by $315 million. For the six months ended June 30, 2000, these preferred units were paid in aggregate approximately $8,336,000 in distributions and received a corresponding allocation of minority interest in earnings for the partial period in which the units were outstanding. On March 30, 2000, we acquired the remaining minority interest in one of our consolidated partnerships. The aggregate cost of the acquisition was approximately $23.6 million in cash. Minority interest in income for the three months ended March 31, 2000, includes income allocated to these interests of approximately $602,000.

SUPPLEMENTAL PROPERTY DATA AND TRENDS
--------------------------------------------------------------------------------

         At June 30, 2000, there were approximately 46 ownership entities owning in aggregate 1,325 storage facilities, including the facilities which we own and/or operate. At June 30, 2000, 112 of these facilities were owned by Unconsolidated Entities, entities in which we have an ownership interest and use the equity method for financial statement presentation. The remaining 1,213 facilities are owned by the Company and Consolidated Entities.

         The following table summarizes our investment in real estate facilities as of June 30, 2000:

                                                  Number of Facilities in which the            Net Rentable Square Footage
                                                  Company has an ownership interest                  (in thousands)
                                               ----------------------------------------  ---------------------------------------
                                               Self-Storage   Commercial                 Self-Storage   Commercial
                                                Facilities    Properties      Total      Facilities     Properties      Total
                                               ------------   ------------   ----------  ------------   ------------   ---------
Wholly-owned facilities....................          609              6           615       37,191           394        37,585
Facilities owned by Consolidated Entities..          604              -           604       35,053             -        35,053
                                               ------------   ------------   ----------  ------------   ------------   ---------
    Total consolidated facilities..........        1,213              6         1,219       72,244           394        72,638
Facilities owned by Unconsolidated Entities          112            124           236        6,602        12,274        18,876
                                               ------------   ------------   ----------  ------------   ------------   ---------
    Total  facilities  in which  the  Company
      has an ownership interest............        1,325            130         1,455       78,846        12,668        91,514
                                               ============   ============   ==========  ============   ============   =========

In order to evaluate how our overall portfolio has performed, management analyzes the operating performance of a consistent group of self-storage facilities representing 949 (55.3 million net rentable square feet) of the 1,325 self-storage facilities (herein referred to as "Same Store" self-storage facilities). The 949 facilities represent a pool of properties, which have been operated under the "Public Storage" name, at a stabilized level, by the Company since January 1, 1994. From time to time, the Company removes facilities from the "Same Store" pool as a result of expansions or other activities, which make such facilities' results not comparable to previous periods. The Same Store group of properties includes 884 consolidated facilities and 65 facilities owned by Unconsolidated Entities. The following table summarizes the pre-depreciation historical operating results of the Same Store self-storage facilities:

SAME STORE MINI-WAREHOUSE FACILITIES (949 FACILITIES):
------------------------------------------------------
(historical property operations)

                                       Three months ended June 30,                 Six months ended June 30,
                                 ----------------------------------------   ---------------------------------------
                                     2000            1999        Change         2000           1999        Change
                                 ------------   ------------   ----------   ------------   ------------   ---------
                                                               (Amounts in thousands)
Rental income...............      $  135,991      $  129,717        4.8%     $  266,402     $  255,670       4.2%
Cost of operations (includes
  an imputed 6% property
  management fee) (1).......          47,106          43,954        7.2%         93,706         89,304       4.9%
                                 ------------   ------------   ----------   ------------   ------------   ---------
Net operating income........      $   88,885      $   85,763        3.6%     $  172,696     $  166,366       3.8%
                                 ============   ============   ==========   ============   ============   =========

Gross profit margin (2).....          65.4%           66.1%        (0.7)%        64.8%          65.1%       (0.3)%

Weighted Average:
----------------
  Occupancy during the
     period................           93.3%           93.1%         0.2%         92.5%          92.2%        0.3%
   Annualized realized rent
     per sq. ft. for period.(3)      $10.54          $10.09         4.5%        $10.42         $10.04        3.8%
   Annualized scheduled rent
     per sq. ft. for period (3)      $11.24          $10.45         7.6%        $10.95         $10.42        5.1%


1. Cost of operations includes both direct and indirect costs of ownership, management and operations of the properties. Cost of operations includes a 6% management fee on all facilities, including those facilities owned by the Company for which no fee is paid. The 7.2% increase in cost of operations for the three months ended June 30, 2000 as compared to the same period in 1999 includes increases in advertising and promotion, repair and maintenance expense, and payroll.

2. Gross profit margin is computed by dividing property net operating income (before depreciation expense) by rental revenues. The gross profit margin excluding the facility management fee was 71.4% and 72.1% for the three months ended June 30, 2000 and 1999, respectively, and 70.8% and 71.1% for the six months ended June 30, 2000 and 1999, respectively.

3. Realized rent per square foot as presented throughout this report represents the actual revenue earned per occupied square foot. Management believes this is a more relevant measure than the scheduled rental rates, since scheduled rates can be discounted through the use of promotions.

         Rental income for the Same Store facilities included promotional discounts totaling $3.9 million and $8.4 million, respectively, for the three and six months ended June 30, 2000, respectively as compared to $3.8 million and $7.8 million for the same period in 1999.

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

                                                                                            For the six months ended
                                                                                                    June 30,
                                                                                            -------------------------
                                                                                               2000           1999
                                                                                            ----------     ----------
                                                                                             (Amounts in thousands)
Net income...........................................................................       $ 146,864       $ 135,493
Depreciation and amortization........................................................          71,778          64,925
Less:  Depreciation with respect to non-real estate assets...........................          (2,408)         (2,432)
Depreciation from Unconsolidated Entities............................................          10,130           9,574
Minority interest in income..........................................................          14,854           7,657
                                                                                            ----------     ----------
  Net cash provided by operating activities..........................................         241,218         215,217

Distributions to Minority Interests:
   Preferred operating partnership units.............................................          (8,336)              -
   Other.............................................................................          (9,992)        (12,472)
                                                                                            ----------     ----------
Cash from operations allocable to the Company's shareholders.........................         222,890         202,745

Less: preferred stock dividends......................................................         (50,083)        (45,354)
Less: equity stock, Series A dividends...............................................          (4,924)              -
                                                                                            ----------     ----------
Cash from operations available to common shareholders................................         167,883         157,391

Capital improvements to maintain facilities..........................................          (9,182)        (10,156)
Add back: minority interest share of capital improvements to maintain facilities.....             177             518
                                                                                            ----------     ----------
Funds available for principal payments on debt, common dividends and reinvestment....         158,878         147,753

Cash distributions to common shareholders (A)........................................         (57,888)        (56,767)
                                                                                            ----------     ----------

Funds available for principal payments on debt and reinvestment (A)..................       $ 100,990       $  90,986
                                                                                            ==========     ==========

(A) Cash distributions to common shareholders for the six months ended June 30, 2000 and 1999 only include the Company's regular common distributions ($0.44 per common share in each period). In November 1999, the Company declared a special distribution in the amount of $82,086,000. The Company expects to increase its common distribution in the final six months of the year ended December 31, 2000 and in future years from the level paid in the six months ended June 30, 2000 assuming a continuation of its increasing level of taxable income. These increased distributions will be in the form of special distributions in cash or securities, an increase in the regular quarterly common distribution, or a combination thereof.

         We expect to fund our growth strategies with cash on hand at June 30, 2000, internally generated retained cash flows, proceeds from issuing equity securities and borrowings under our $150 million credit facility. We intend to repay amounts borrowed under the credit facility from undistributed operating cash flow or, as market conditions permit and are determined to be advantageous, from the public or private placement of equity securities.

         Our portfolio of real estate facilities remains substantially unencumbered. At June 30, 2000, we had mortgage debt outstanding of $27.8 million and had consolidated real estate facilities with a book value of $3.5 billion. We have not financed our acquisitions with debt and generally our borrowing has increased through the assumption of pre-existing debt on acquired real estate facilities, including $100 million in debt assumed in connection with the merger with Storage Trust.

         During the first quarter of 2000, one of our operating partnerships issued $240.0 million of 9.5% Series N Cumulative Redeemable Perpetual Preferred Units (issued March 17, 2000) and $75.0 million of 9.125% Series O Cumulative Redeemable Perpetual Preferred Units (issued March 29, 2000). The units are not redeemable during the first 5 years, thereafter, at our option, we can call the units for redemption at the issuance amount plus any unpaid distributions. The units are not redeemable by the holder. Subject to certain conditions, the Series N preferred units are convertible into shares of 9.5% Series N Cumulative Preferred Stock and the Series O preferred units are convertible into shares of 9.125% Series O Cumulative Preferred Stock of the Company. The net proceeds raised through the issuance of the preferred units are expected to be used primarily to fund our development activities.

         DISTRIBUTION REQUIREMENTS: Our conservative distribution policy has been the principal reason for the Company's ability to retain significant operating cash flows which have been used to make additional investments and reduce debt. In 1999, we distributed to common shareholders, in regular and in a special distribution of Equity Stock A and cash declared in November 1999, approximately 58% of our cash available from operations allocable to common shareholders.

         During the six months ended June 30, 2000 and 1999, we distributed to common shareholders in regular common distributions ($0.44 per common share in each period) approximately 34.5% and 36.1% of our cash available from operations allocable to common shareholders, respectively. The Company expects to increase its common distribution in the final six months of the year ended December 31, 2000 and in future years from the level paid in the six months ended June 30, 2000 assuming a continuation of its increasing level of taxable income. These increased distributions will be in the form of special distributions of cash or securities, an increase in the regular quarterly common distribution, or a combination thereof.

         During the six months ended June 30, 2000, we paid cash dividends totaling $50,083,000 to the holders of our Senior Preferred Stock and $4,924,000 to the holders of Equity Stock, Series A. We estimate the regular distribution requirements for fiscal 2000 with respect to Senior Preferred Stock outstanding at June 30, 2000 to be approximately $100.2 million. With respect to the Equity Stock, Series A, the prorated annual distribution for 2000 (assuming at least $0.49 is paid per common share) is approximately $10.3 million.

         During the six months ended June 30, 2000, we paid dividends totaling $139,975,000 to the holders of our common stock which includes a special distribution of approximately $82,086,000 related to fiscal 1999. The special distribution was paid on January 14, 2000 to our common shareholders and consisted of $38,076,000 in cash and $44,010,000 in the issuance of depositary shares of Equity Stock, Series A. As of June 30, 2000 we paid cash dividends totaling $54,900,000 to common shareholders and $2,988,000 to Class B common shareholders. Distributions with respect to the classes of common stock will be determined based upon our REIT distribution requirements after taking into consideration distributions to the Company's preferred shareholders.

         PREFERRED OPERATING PARTNERSHIP UNIT DISTRIBUTION REQUIREMENTS: For the three and six months ended June 30, 2000, the holders of these preferred units were paid in aggregate approximately $7,411,000 and $8,336,000, respectively, in distributions, which represented a prorated dividend for the period the units were outstanding. We estimate that the annual distribution requirement for the preferred operating partnership units outstanding at June 30, 2000 will be approximately $29.6 million.

         On August 11, 2000, one of our operating partnerships issued $50.0 million of 8.75% Series P Cumulative Redeemable Perpetual Preferred Units. The units are not redeemable during the first 5 years, thereafter, at our option, we can call the units for redemption at the issuance amount plus any unpaid distributions. The units are not redeemable by the holder. Subject to certain conditions, the Series P preferred units are convertible into shares of 8.75% Series P Cumulative Preferred Stock. We estimate the annual distribution requirement for these units will be approximately $4.4 million; these units will receive a prorated distribution in 2000 based upon the period the units were outstanding.

         CAPITAL IMPROVEMENT REQUIREMENTS: During 2000, we have budgeted approximately $26.2 million for capital improvements. The minority interests' share of the budgeted capital improvements is approximately $0.7 million. During the six months ended June 30, 2000, we incurred capital improvements of approximately $9,182,000.

         DEBT SERVICE REQUIREMENTS: We do not believe we have any significant refinancing risks with respect to our notes payable, all of which is fixed rate. At June 30, 2000, we had total outstanding notes payable of $161,386,000. Approximate principal maturities of notes payable at June 30, 2000 are as follows:


                                   Unsecured
                                 Senior Notes    Mortgage debt         Total
                                 ------------    --------------    -----------
                                              (Amounts in thousands)

2000 (remainder of)..........      $   4,375      $     1,045      $    5,420
2001.........................          9,500            2,910          12,410
2002.........................         24,450            3,530          27,980
2003.........................         35,900            3,585          39,485
2004.........................         25,800           15,063          40,863
Thereafter...................         33,600            1,628          35,228
                                 ------------    --------------    -----------
                                   $ 133,625      $    27,761      $  161,386
                                 ============    ==============    ===========
Weighted average rate........           7.4%            10.3%            7.9%
                                 ============    ==============    ===========

         REPURCHASES OF THE COMPANY'S COMMON STOCK: As previously announced, our Board of Directors authorized the repurchase from time to time of up to 15,000,000 shares of the Company's common stock in the open market or in privately negotiated transactions. In the quarter ended June 30, 2000, we repurchased a total of 1,459,800 shares, for a total aggregate cost of approximately $32.8 million. From the initial authorization through June 30, 2000, the Company has repurchased a total of 10,262,027 shares of common stock at an aggregate cost of approximately $244.7 million. From July 1, 2000 through August 9, 2000, we have not repurchased any additional shares.

         DEVELOPMENT OF SELF-STORAGE FACILITIES: As previously announced, in April 1997, we formed a joint venture partnership with an institutional investor for the purpose of developing up to $220 million of self-storage facilities. The joint venture is funded solely with equity capital consisting of 30% from us and 70% from the institutional investor. Our share of the cost of the real estate in the joint venture is approximately $68.4 million at June 30, 2000.

         As of June 30, 2000, the joint venture had 45 operating facilities, with 2,740,000 net rentable square feet and total development costs of approximately $217.4 million. As of June 30, 2000, the joint venture is developing two additional projects (approximately 140,000 net rentable square feet) that were in process, with total costs incurred of $10.8 million and estimated remaining costs to complete of $1.3 million.

         In November 1999, we formed a second joint venture partnership for the development of approximately $100 million of self-storage facilities. The venture is funded solely with equity capital consisting of 51% from us and 49% from the joint venture partner. At June 30, 2000, the second development joint venture was committed to develop eight facilities (approximately 530,000 net rentable sq. ft.) with an estimated development cost of approximately $35.8 million, of which seven facilities (approximately 446,000 net rentable sq. ft.) were completed at an aggregate cost of approximately $30.3 million. As of June 30, 2000, the second development joint venture is developing one additional project (approximately 84,000 net rentable square feet) that was in process, with total costs incurred of $5.2 million and estimated remaining costs to complete of $0.3 million. We have submitted 12 additional facilities for approval with total estimated costs of approximately $60.5 million; we have incurred approximately $35.2 million through June 30, 2000 with respect to these 12 projects. Upon approval, these projects will be transferred to the joint venture and the joint venture partner will contribute its 49% share.

         Excluding the 12 properties that are being reviewed by the second development joint venture and the three properties that the two joint ventures are developing, we are developing 18 additional storage facilities. At June 30, 2000, we had incurred costs of $82.3 million with respect to these 18 facilities (estimated remaining costs to complete of approximately $44.4 million). We have also identified 35 additional storage facilities for development, with total estimated costs of approximately $214.8 million. These projects are subject to significant contingencies.

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

         FUNDS FROM OPERATIONS: Total funds from operations or "FFO" increased to $222,890,000 for the six months ended June 30, 2000 compared to $202,745,000 for the same period in 1999. FFO available to common shareholders (after deducting preferred stock dividends but before deducting Equity Stock A dividends) increased to $172,807,000 for the six months ended June 30, 2000 compared to $157,391,000 for the same period in 1999. FFO means net income or
(loss) (computed in accordance with generally accepted accounting principles) before: (i) gain or (loss) on early extinguishment of debt, (ii) minority interest in income and (iii) gain or (loss) on the disposition of real estate, adjusted as follows: (a) plus depreciation and amortization (including our pro-rata share of depreciation and amortization of unconsolidated equity interests and amortization of assets acquired in a merger, including property management agreements and goodwill), and (b) less FFO attributable to minority interest.

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

ITEM 3.  QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK
-------------------------------------------------------------------

         To limit our exposure to market risk, we principally finance our operations and growth with permanent equity capital, consisting of either common or preferred stock. At June 30, 2000, our debt as a percentage of total shareholders' equity (based on book values) was 4.3%.

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

         Our preferred operating partnership units are not redeemable by the holders. Five years after issuance, we can call the units for redemption at the issuance amount plus any unpaid distributions.

         Our market risk sensitive instruments include notes payable, which totaled $161.4 million at June 30, 2000. Substantially all of the Company's notes payable bear interest at fixed rates. See Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources for approximate principal maturities of the notes payable as of June 30, 2000.

PART II.  OTHER INFORMATION

Item 4   Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

         The Company held an annual meeting of shareholders on May 1, 2000. Proxies for the annual meeting were solicited pursuant to Regulation 14 under the Securities Exchange Act of 1934. The annual meeting involved the following matter:

         Election of Directors

                                     Total Common Stock and Equity Stock, Series A
                           ---------------------------------------------------------------
             Name          Total Votes For   Total Votes Withheld    Total Votes Abstained
------------------------   ---------------   --------------------    ---------------------
B. Wayne Hughes              99,484,724.2            394,612.1                770.3
Harvey Lenkin                99,495,224.2            384,112.1                770.3
Marvin M. Lotz               99,490,947.8            388,388.5                770.3
B. Wayne Hughes, Jr.         99,484,594.4            394,741.9                770.3
Robert J. Abernethy          99,497,382.7            381,953.6                770.3
Dann V. Angeloff             99,488,931.8            390,404.5                770.3
William C. Baker             99,493,558.1            385,778.2                770.3
Thomas J. Barrack, Jr.       89,789,748.5         10,089,587.8                770.3
Uri P. Harkham               99,497,037.7            382,298.6                770.3
Daniel C. Staton             99,497,281.8            382,054.5                770.3


         There was no solicitation in opposition to the management's nominees to the Board of Directors listed in the proxy statement.

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

3.29 Certification of Determination for 9.125% Cumulative Preferred Stock, Series O. Filed with Registrant's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2000 and incorporated herein by reference.

3.30 Certificate of Determination for 8.75% Cumulative Preferred Stock, Series P. Filed herewith.

3.31 Bylaws, as amended. Filed with Registrant's Registration Statement No. 33-64971 and incorporated herein by reference.

3.32     Amendment  to Bylaws  adopted on May 9, 1996.  Filed with  Registrant's
         Registration   Statement  No.  333-03749  and  incorporated  herein  by
         reference.

3.33     Amendment to Bylaws adopted on June 26, 1997.  Filed with  Registrant's
         Registration   Statement  No.  333-41123  and  incorporated  herein  by
         reference.

3.34     Amendment to Bylaws adopted on January 6, 1998. Filed with Registrant's
         Registration   Statement  No.  333-41123  and  incorporated  herein  by
         reference.

3.35     Amendment  to  Bylaws   adopted  on  February  10,  1998.   Filed  with
         Registrant's Current Report on Form 8-K dated February 10, 1998 and incorporated herein by reference.

3.36 Amendment to Bylaws adopted on March 4, 1999. Filed with Registrant's Current Report on Form 8-K dated March 4, 1999 and incorporated herein by reference.

3.37     Amendment  to Bylaws  adopted on May 6, 1999.  Filed with  Registrant's
         Form  10-Q  for  the   quarterly   period  ended  March  31,  1999  and
         incorporated herein by reference.

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

10.31 Amendment to Amended and Restated Agreement of Limited Partnership of PSA Institutional Partners, L.P. among PS Texas Holdings, Ltd. and the Limited Partners dated as of August 11, 2000. Filed herewith.

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




                           DATED: August 14, 2000

                           PUBLIC STORAGE, INC.


                           BY: /s/ John Reyes
                               --------------
                               John Reyes
                               Senior Vice President and Chief Financial Officer (Principal financial officer and duly authorized officer)