Form 10-Q
period 2000-09-30
PUBLIC STORAGE INC /CA
filed 2000-11-07
CIK 318380

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2000
                               ------------------

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

                                [ X ] Yes [ ] No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of November 2, 2000:

Common Stock, $.10 Par Value - 124,256,974 shares
-------------------------------------------------

Class B Common Stock, $.10 Par Value - 7,000,000 shares
-------------------------------------------------------

Depositary Shares Each Representing  1/1,000 of a Share of Equity Stock,  Series
--------------------------------------------------------------------------------
A, $.01 Par Value - 4,353,102 depositary shares  (representing  4,353.102 shares
--------------------------------------------------------------------------------
of Equity Stock, Series A)
--------------------------

Equity Stock, Series AA, $.01 Par Value - 225,000 shares
--------------------------------------------------------

Equity Stock, Series AAA, $.01 Par Value - 4,289,544 shares
-----------------------------------------------------------

                              PUBLIC STORAGE, INC.

                                      INDEX


                                                                          Pages
                                                                          -----
PART I. FINANCIAL INFORMATION
        ---------------------

Item 1.  Financial Statements

         Condensed Consolidated Balance Sheets at
              September 30, 2000 and December 31, 1999                        1

         Condensed Consolidated Statements of Income for the
              Three and Nine Months Ended September 30, 2000 and 1999         2

         Condensed Consolidated Statements of Shareholders' Equity
              for the Nine Months Ended September 30, 2000                    3

         Condensed Consolidated Statements of Cash Flows
              for the Nine Months Ended September 30, 2000 and 1999       4 - 5

         Notes to Condensed Consolidated Financial Statements            6 - 20

Item 2.  Management's Discussion and Analysis of
              Financial Condition and Results of Operations             21 - 35

Item 3.  Quantitative and Qualitative Disclosures about Market Risk          35

PART II. OTHER INFORMATION (Items 1,2,4, and 5 are not applicable)
         -----------------

Item 6.  Exhibits and Reports on Form 8-K                               36 - 40

                              PUBLIC STORAGE, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    (AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)

                                                                            SEPTEMBER 30,         DECEMBER 31,
                                                                                2000                 1999
                                                                            --------------       --------------
                                                                             (Unaudited)
                                     ASSETS
                                     ------
Cash and cash equivalents..........................................         $     104,599        $      55,125
Real estate facilities, at cost:
     Land..........................................................             1,089,886            1,036,958
     Buildings.....................................................             2,980,908            2,785,475
                                                                            --------------       --------------
                                                                                4,070,794            3,822,433
     Accumulated depreciation......................................              (632,074)            (533,412)
                                                                            --------------       --------------
                                                                                3,438,720            3,289,021
     Construction in process.......................................               190,582              140,764
                                                                            --------------       --------------
                                                                                3,629,302            3,429,785

Investment in real estate entities.................................               465,921              457,529
Intangible assets, net.............................................               187,342              194,326
Notes receivable from affiliates...................................                31,315               18,798
Other assets.......................................................                68,199               58,822
                                                                            --------------       --------------
              Total assets.........................................         $   4,486,678        $   4,214,385
                                                                            ==============       ==============

                      LIABILITIES AND SHAREHOLDERS' EQUITY
                      ------------------------------------
Notes payable......................................................         $     160,723        $     167,338
Distributions payable..............................................                     -               82,086
Accrued and other liabilities......................................               106,374               89,261
                                                                            --------------       --------------
              Total liabilities....................................               267,097              338,685

Minority interest:
     Preferred operating partnership units.........................               365,000                    -
     Other.........................................................               163,406              186,600

Commitments and contingencies

Shareholders' equity:
     Preferred Stock, $0.01 par value, 50,000,000 shares authorized,
       11,141,100 shares issued and outstanding, at liquidation
       preference..................................................             1,155,150            1,155,150
     Common Stock, $0.10 par value, 200,000,000 shares authorized,
       124,285,074 shares issued and outstanding (126,697,023 at
       December 31, 1999)..........................................                12,429               12,671
     Equity Stock, Series A, $0.01 par value, 200,000,000 shares authorized, 4,353.102 shares issued and outstanding (none
       issued and outstanding at December 31, 1999)................                     -                    -
     Class B Common Stock, $0.10 par value, 7,000,000 shares
       authorized and issued.......................................                   700                  700
     Paid-in capital...............................................             2,490,749            2,463,193
     Cumulative net income.........................................             1,312,489            1,089,973
     Cumulative distributions paid.................................            (1,280,342)          (1,032,587)
                                                                            --------------       --------------
         Total shareholders' equity................................             3,691,175            3,689,100
                                                                            --------------       --------------
              Total liabilities and shareholders' equity...........         $   4,486,678        $   4,214,385
                                                                            ==============       ==============

                            See accompanying notes.
                                       1

                              PUBLIC STORAGE, INC.
            CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                             (AMOUNTS IN THOUSANDS)

                                   (UNAUDITED)

                                                        For the Three Months Ended           For the Nine Months Ended
                                                               September 30,                       September 30,
                                                       -------------------------------      -------------------------------
                                                           2000              1999               2000              1999
                                                       -------------     -------------      -------------     -------------
REVENUES:
   Rental income:
       Self-storage facilities.................        $    168,023      $    158,596       $    483,952      $    437,370
       Commercial properties...................               2,847             2,111              8,433             5,973
       Containerized storage...................              11,045             7,387             27,834            19,263
  Equity earnings of real estate entities......               9,479             6,500             26,910            23,969
  Interest and other income....................               4,572             4,369             13,582            12,640
                                                       -------------     -------------      -------------     -------------
                                                            195,966           178,963            560,711           499,215
                                                       -------------     -------------      -------------     -------------
EXPENSES:
  Cost of operations:
       Self-storage facilities.................              54,455            47,645            156,084           133,876
       Commercial properties...................                 926               724              2,756             1,993
       Containerized storage...................               9,429             6,621             25,931            22,146
   Depreciation and amortization...............              37,731            36,640            109,509           101,565
   General and administrative..................               5,436             3,953             14,057             9,371
   Interest expense............................                 626             2,136              3,293             5,870
                                                       -------------     -------------      -------------     -------------
                                                            108,603            97,719            311,630           274,821
                                                       -------------     -------------      -------------     -------------

   Income before minority interest.............              87,363            81,244            249,081           224,394

Minority interest in income:
   Preferred operating partnership units.......              (8,018)                -            (16,354)                -
   Other.......................................              (3,693)           (4,492)           (10,211)          (12,149)
                                                       -------------     -------------      -------------     -------------

NET INCOME.....................................        $     75,652      $     76,752       $    222,516      $    212,245
                                                       =============     =============      =============     =============

NET INCOME ALLOCATION:
  Allocable to preferred shareholders..........        $     25,027      $     24,412       $     75,110      $     69,766
  Allocable to equity shareholders, Series A...               2,666                 -              7,590                 -
  Allocable to common shareholders.............              47,959            52,340            139,816           142,479
                                                       -------------     -------------      -------------     -------------
                                                       $     75,652      $     76,752       $    222,516      $    212,245
                                                       =============     =============      =============     =============

PER COMMON SHARE:
  Net income per share - Basic.................               $0.37             $0.41              $1.06             $1.13
                                                       =============     =============      =============     =============
  Net income per share - Diluted...............               $0.37             $0.40              $1.06             $1.13
                                                       =============     =============      =============     =============
  Net income per depositary share of Equity
  Stock, Series A - Basic and Diluted..........               $0.61                 -              $1.84                 -
                                                       =============     =============      =============     =============
  Weighted average common shares - Basic.......             131,084           129,041            131,815           125,561
                                                       =============     =============      =============     =============
  Weighted average common shares - Diluted.....             131,261           129,249            131,975           125,833
                                                       =============     =============      =============     =============
  Weighted average depositary shares of Equity
      Stock, Series A - Basic and Diluted......               4,353                 -              4,131                 -
                                                       =============     =============      =============     =============

                            See accompanying notes.
                                       2

                              PUBLIC STORAGE, INC.
            CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                             (AMOUNTS IN THOUSANDS)

                                   (UNAUDITED)

                                                            Cumulative
                                                              Senior                     Class B
                                                            Preferred        Common        Common        Paid-in
                                                              Stock           Stock         Stock        Capital
                                                           -----------       --------       -----      -----------

Balances at December 31, 1999 ..........................   $1,155,150        $12,671        $700       $2,463,193


Issuance of common stock:
   Exercise of stock options (232,598 shares) ..........            -             22           -            4,382
   Conversion of OP units (255,853 shares) .............            -             26           -            6,803

Repurchase of common stock (2,900,400 shares) ..........            -           (290)          -          (64,714)

Issuance of Equity Stock, Series A to Public (4,300.555
shares) ................................................            -              -           -           83,810

Issuance of Equity Stock, Series A to affiliate (52.547
shares) ................................................            -              -           -            1,025

Costs in connection with issuance of preferred operating
partnership units (see note 7) .........................            -              -           -           (3,750)

Net income .............................................            -              -           -                -

Cash distributions:
   Cumulative Senior Preferred Stock ...................            -              -           -                -
   Equity Stock, Series A ..............................            -              -           -                -
   Class B Common Stock ................................            -              -           -                -
   Common Stock ........................................            -              -           -                -
                                                           -----------       --------       -----      -----------
Balances at September 30, 2000 .........................   $1,155,150        $12,429        $700       $2,490,749
                                                           ===========       ========       =====      ===========

                                                                                               Total
                                                            Cumulative      Cumulative       Shareholders'
                                                            Net Income     Distributions        Equity
                                                           -----------     -------------     ------------

Balances at December 31, 1999 ..........................   $1,089,973      $(1,032,587)       $3,689,100


Issuance of common stock:
   Exercise of stock options (232,598 shares) ..........            -                -             4,404
   Conversion of OP units (255,853 shares) .............            -                -             6,829

Repurchase of common stock (2,900,400 shares) ..........            -                -           (65,004)

Issuance of Equity Stock, Series A to Public (4,300.555
shares) ................................................            -                -            83,810

Issuance of Equity Stock, Series A to affiliate (52.547
shares) ................................................            -                -             1,025

Costs in connection with issuance of preferred operating
partnership units (see note 7) .........................            -                -            (3,750)

Net income .............................................      222,516                -           222,516

Cash distributions:
   Cumulative Senior Preferred Stock ...................            -          (75,110)         (75,110)
   Equity Stock, Series A ..............................            -           (7,590)          (7,590)
   Class B Common Stock ................................            -           (8,555)          (8,555)
   Common Stock ........................................            -         (156,500)        (156,500)
                                                           -----------     -------------     -------------
Balances at September 30, 2000 .........................   $1,312,489      $(1,280,342)      $3,691,175
                                                           ===========     =============     =============

                            See accompanying notes.

                              PUBLIC STORAGE, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (AMOUNTS IN THOUSANDS)

                                   (UNAUDITED)

                                                                                           For the Nine Months Ended
                                                                                                 September 30,
                                                                                        ---------------------------------
                                                                                            2000               1999
                                                                                        --------------     --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income..................................................................         $     222,516      $     212,245
   Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation and amortization.............................................               109,509            101,565
     Depreciation included in equity earnings of real estate entities..........                15,522             14,405
     Minority interest in income...............................................                26,565             12,149
                                                                                        --------------     --------------
         Total adjustments.....................................................               151,596            128,119
                                                                                        --------------     --------------
             Net cash provided by operating activities.........................               374,112            340,364
                                                                                        --------------     --------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Principal payments received on notes receivable from affiliates...........                 2,573             28,082
     Notes receivable from affiliates..........................................               (11,400)           (30,484)
     Capital improvements to real estate facilities............................               (16,605)           (18,158)
     Construction in process...................................................              (159,403)           (76,345)
     Acquisition of minority interests.........................................               (29,700)           (27,228)
     Proceeds from the disposition of real estate facilities...................                 8,652              8,552
     Proceeds from the disposition of investments in real estate entities......                21,929                  -
     Acquisition of investment in real estate entities.........................               (63,380)           (55,190)
     Acquisition of real estate facilities.....................................               (37,756)            (6,162)
     Acquisition cost of business combinations.................................               (66,776)          (181,034)
                                                                                        --------------     --------------
             Net cash used in investing activities.............................              (351,866)          (357,967)
                                                                                        --------------     --------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Principal payments on notes payable.......................................                (6,615)            (9,474)
     Net proceeds from the issuance of common stock............................                 4,404              8,182
     Net proceeds from the issuance of preferred stock.........................                     -            276,933
     Net proceeds from the issuance of equity stock............................                39,800                  -
     Net proceeds from the issuance of preferred partnership units.............               361,250                  -
     Repurchase of common stock................................................               (65,004)           (46,546)
     Distributions paid to preferred and common shareholders...................              (285,831)          (154,862)
     Investment by minority interests..........................................                15,241                  -
     Distributions from operations to minority interests.......................               (31,578)           (19,501)
     Net reinvestment (divestment) of minority interests.......................                (7,569)               880
     Other.....................................................................                 3,130             (3,466)
                                                                                        --------------     --------------
             Net cash provided by financing activities.........................                27,228             52,146
                                                                                        --------------     --------------

Net increase in cash and cash equivalents.....................................                 49,474             34,543
Cash and cash equivalents at the beginning of the period......................                 55,125             51,225
                                                                                        --------------     --------------
Cash and cash equivalents at the end of the period............................          $     104,599      $      85,768
                                                                                        ==============     ==============

                            See accompanying notes.
                                       4

                              PUBLIC STORAGE, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (AMOUNTS IN THOUSANDS)

                                   (UNAUDITED)

                                   (CONTINUED)

                                                                                For the Nine Months Ended
                                                                                      September 30,
                                                                            ------------------------------------
                                                                                2000                 1999
                                                                            ---------------      ---------------
SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

 Business combinations:
     Real estate facilities.........................................        $      (82,163)      $     (729,294)
     Construction in process........................................                     -              (11,449)
     Investment in real estate entities.............................                     -                 (356)
     Mortgage notes receivable......................................                     -               (6,739)
     Other assets...................................................                  (183)              (1,697)
     Accrued and other liabilities..................................                 1,177               22,387
     Minority interest..............................................                     -               32,201
     Notes payable..................................................                     -              100,000

 Reduction to investment in real estate entities in connection with:
     Business combinations..........................................                14,393               66,690
     Acquisitions of real estate facilities.........................                 3,144                    -

 Disposition of real estate investment in exchange for other assets:
     Investment in real estate entities.............................                     -                    -
     Other assets...................................................                     -               14,260

 Real estate acquired in exchange for equity stock and reduction to
    investment in real estate entities..............................                (4,169)                   -

 Acquisition of minority interest and real estate in exchange for common stock:
     Real estate facilities.........................................               (17,103)             (34,192)
     Minority interest..............................................               (19,426)             (28,661)

 Real estate facilities and accumulated depreciation disposed of in
   exchange for notes receivable, minority interests and other assets               18,769               22,677

 Minority interests acquired in exchange for  the disposition of
   real estate facilities...........................................                (6,427)                   -

 Note receivable received in exchange for the disposition of real
   estate facilities................................................                (3,690)             (10,460)

Issuance of Equity Stock, Series A:
    In connection with special distribution to common shareholders..                44,010                    -
    In connection with acquisition of real estate facilities........                 1,025                    -

Decrease in distributions payable through the issuance of   Equity
   Stock, Series A..................................................               (44,010)                   -

Other assets received in connection with real estate dispositions...                     -               (3,800)

Issuance of common stock :
     In connection with business combinations.......................                     -              347,223
     To acquire minority interest in consolidated real estate
     entities.......................................................                 6,829               35,625

                            See accompanying notes.
                                       5

                              PUBLIC STORAGE, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2000
                                   (UNAUDITED)

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

              In 1996 and 1997, we organized Public Storage Pickup and Delivery, Inc., as a separate corporation and partnership (the corporation and partnership are collectively referred to as "PSPUD") to operate storage facilities that rent portable storage containers to customers for storage in central warehouses. At September 30, 2000, PSPUD had 40 facilities in operation.

              We invest in real estate facilities by acquiring wholly owned facilities or by acquiring interests in real estate entities which own real estate facilities. At September 30, 2000, we had direct and indirect equity interests in 1,480 properties located in 38 states, including 1,351 storage facilities and 129 commercial properties. We operate all of the self-storage facilities under the "Public Storage" name.

2.   Summary of significant accounting policies
     ------------------------------------------

     Basis of presentation
     ---------------------

              The consolidated  financial statements include the accounts of the
     Company and 35 controlled entities (the "Consolidated Entities"). Collectively, the Company and these entities own a total of 1,244 real estate facilities, consisting of 1,238 storage facilities and six commercial properties.

              At September 30, 2000, we had equity investments in 11 limited partnerships in which we do not have a controlling interest. These limited partnerships collectively own 113 self-storage facilities, which are managed by the Company. In addition, we own approximately 41% of the common interest in PS Business Parks, Inc. ("PSB"), which owns and operates 123 commercial properties. We do not control these entities, accordingly, our investments in these limited partnerships and PSB are accounted for using the equity method.

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

     Other assets
     ------------

              Other assets primarily consist of furniture, fixtures, equipment, and other assets, including those associated with the containerized storage business. Included in other assets with respect to the containerized storage business is furniture, fixtures, and equipment (net of accumulated depreciation) of $32,454,000 and $34,704,000 at September 30, 2000 and December 31, 1999, respectively. Included in depreciation and amortization expense for the three months ended September 30, 2000 and 1999 is $1,204,000 and $1,199,000, respectively, and $3,612,000 and $3,631,000 for the nine months ended September 30, 2000 and 1999, respectively, of depreciation of furniture, fixtures, and equipment of the containerized storage business.

     Intangible assets
     -----------------

              Intangible assets consist of property management contracts ($165,000,000) and the cost over the fair value of net tangible and identifiable intangible assets ($67,726,000) acquired. Intangible assets are amortized straight-line over 25 years. At September 30, 2000 intangible assets are net of accumulated amortization of $45,384,000 ($38,400,000 at December 31, 1999). Included in depreciation and amortization expense for the three and nine months ended September 30, 2000 and 1999 is $2,328,000 and $6,984,000, respectively, related to the amortization of intangible assets.

     Revenue and expense recognition
     -------------------------------

              Property rents are recognized as earned. Equity in earnings of real estate entities is recognized based on our ownership interest in the earnings of each of the unconsolidated real estate entities. Advertising costs are expensed as incurred and included in cost of operations.

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

     Net income per common share
     ---------------------------

              Dividends paid to our preferred shareholders totaling $25,027,000 and $24,412,000 for the three months ended September 30, 2000 and 1999, respectively, and $75,110,000 and $69,766,000 for the nine months ended September 30, 2000 and 1999, respectively, have been deducted from net income to arrive at net income allocable to our common shareholders.

              Net income allocated to our common shareholders has been further allocated among our two classes of common stock; our regular common stock and our Equity Stock, Series A. The allocation among each class was based upon the two-class method. Under the two-class method, earnings per share for each class of common stock is determined according to dividends declared (or accumulated) and participation rights in undistributed earnings. Under the two-class method, the Equity Stock, Series A for the three and nine months ended September 30, 2000 was allocated approximately $2,666,000 and $7,590,000, respectively, of net income and the remaining $47,959,000 and $139,816,000, respectively, was allocated to the regular common shares.

              Diluted net income per common share is computed using the weighted average common shares outstanding (adjusted for stock options). Commencing January 1, 2000, the Company's 7,000,000 Class B common shares outstanding began to participate in distributions of the Company's earnings. Distributions per share of Class B common stock are equal to 97% of the per share distribution paid to the Company's regular common shares. As a result of this participation in distribution of earnings, for purposes of computing net income per common share, we began to include 6,790,000 (7,000,000 x 97%) Class B common shares in the weighted average common equivalent shares for the three and nine months ended September 30, 2000. Weighted average shares for the three and nine months ended September 30, 1999 does not include any shares with respect to the Class B common stock as these shares did not participate in distributions of the Company's earnings prior to January 1, 2000.

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

3.   Business combinations
     ---------------------

     Affiliated partnership acquisition
     ----------------------------------

              On September 15, 2000, we acquired the remaining ownership interests in an affiliated partnership, of which we are the general partner, for an aggregate acquisition cost of $81,169,000, consisting of cash of $66,776,000 and the reduction of our pre-existing investment in the amount of $14,393,000. Prior to the acquisition, we accounted for our investment in the partnership using the equity method of accounting.

              The acquisition was accounted for using the purchase method of accounting. Accordingly, allocations of the total acquisition cost to the net assets acquired were made based on the fair value of such assets and liabilities assumed with respect to the transaction, as follows:

                                                     Total
                                               ----------------
    Real estate facilities...............      $    82,163,000
    Other assets.........................              183,000
    Accrued and other liabilities........           (1,177,000)
                                               ----------------
                                               $    81,169,000
                                               ================


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

              The historical operating results of the above transactions prior to each respective acquisition date have not been included in the Company's historical operating results. Pro forma data (unaudited) for the nine months ended September 30, 2000 and 1999, as though the business combinations above had been effective at the beginning of fiscal 1999 are as follows:

   (In thousands, except per share data)              For the Nine Months Ended
--------------------------------------------   ---------------------------------------
                                               September 30, 2000   September 30, 1999
                                               ------------------   ------------------
Revenues....................................      $  567,941           $  523,404
Net income..................................      $  220,878           $  214,346
Net income per common share (Basic).........      $     1.05           $     1.11
Net income per common share (Diluted).......      $     1.05           $     1.11

              The pro forma data does not purport to be indicative either of results of operations that would have occurred had the transactions occurred at the beginning of fiscal 1999 or future results of operations of the Company. Certain pro forma adjustments were made to the combined historical amounts to reflect (i) expected reductions in general and administrative expenses, (ii) estimated increased interest expense from bank borrowings to finance the cash portion of the acquisition cost and
     (iii) estimated increase in depreciation expense.

4.   Real estate facilities
     ----------------------

              Activity in real estate facilities during 2000 is as follows:

                                                                In thousands
                                                                ------------
Operating facilities, at cost
  Balance at December 31, 1999 ..............................   $ 3,822,433
  Developed facilities ......................................       109,585
  Property acquisitions:
     Business combinations  (Note 3) ........................        82,163
     Other acquisitions .....................................        41,925
  Disposition of facilities .................................       (19,020)
  Acquisition of minority interest  (Note 7) ................        17,103
  Capital improvements ......................................        16,605
                                                                ------------
  Balance at September 30, 2000 .............................     4,070,794
                                                                ------------

Accumulated depreciation:
  Balance at December 31, 1999 ..............................      (533,412)
  Additions during the year .................................       (98,913)
  Disposition of facilities .................................           251
                                                                ------------
  Balance at September 30, 2000 .............................      (632,074)
                                                                ------------

Construction in progress:
  Balance at December 31, 1999 ..............................       140,764
  Current development .......................................       159,403
  Developed facilities ......................................      (109,585)
                                                                ------------
  Balance at September 30, 2000 .............................       190,582
                                                                ------------

  Total real estate facilities at September 30, 2000 ........   $ 3,629,302
                                                                ============

              During the nine months ended September 30, 2000, we opened 18 newly developed facilities having approximately 1,263,000 aggregate net rentable square feet and a total cost of $87.5 million, and seven expansions of facilities having a total cost of $22.1 million. Construction in progress at September 30, 2000 consists primarily of 41 storage facilities and 18 expansions of existing storage facilities.

              During the nine months ended September 30, 2000, we acquired two commercial facilities and eight storage facilities in separate transactions for an aggregate cost of $41,925,000. The aggregate cost consisted of $37,756,000 cash, a reduction of $3,144,000 in investment in real estate entities, and $1,025,000 in the issuance of the Company's Equity Stock, Series A.

              In January, 2000, we disposed of eight storage facilities for an aggregate of $18,769,000, composed of cash ($8,652,000), a reduction of minority interests ($6,427,000), and a note receivable ($3,690,000). There was no gain or loss on this transaction.

              Our policy is to capitalize interest incurred on debt during the course of construction of our real estate facilities. Interest capitalized during the three and nine months ended September 30, 2000 was $2,672,000 and $6,828,000, respectively, compared to $1,285,000 and $3,231,000, respectively, for the same periods in 1999.

5.   Investment in real estate entities:
     -----------------------------------

              At September 30, 2000, our investment in real estate entities consists of (i) partnership interests in 11 partnerships, which principally own self-storage facilities and (ii) our ownership interest in PSB. Such interests are non-controlling interests of less than 50% and are accounted for using the equity method of accounting. Accordingly, earnings are recognized based upon our ownership interest in each of the entities. During the three and nine months ended September 30, 2000 we recognized earnings from our investments of $9,479,000 and $26,910,000, respectively, compared to $6,500,000 and $23,969,000 for the same periods in 1999.

              In April  1997,  we  formed a joint  venture  partnership  with an institutional investor (the "Joint Venture") to participate in the development of approximately $220 million of storage facilities. The Joint Venture has a total of 46 opened facilities with a total cost of $222.7 million at September 30, 2000, and has one project in development with an aggregate cost incurred to date of approximately $6.0 million ($1.0 million estimated to complete) at September 30, 2000.

              Summarized combined financial data (based on historical cost) with respect to those unconsolidated real estate entities in which the Company had an ownership interest at September 30, 2000 are as follows:

                                                           For the nine months ended September 30, 2000
                                             --------------------------------------------------------------------------
                                              Other Equity       Development
                                              Investments       Joint Venture             PSB                Total
                                             --------------      --------------      --------------      --------------
                                                                    (Amounts in thousands)
Rental income.........................       $      30,362       $      18,342       $     107,265       $     155,969
Other income..........................               1,536                 526               5,331               7,393
                                             --------------      --------------      --------------      --------------
Total revenues........................              31,898              18,868             112,596             163,362
                                             --------------      --------------      --------------      --------------

Cost of operations....................               9,479               7,891              29,651              47,021
Depreciation..........................               3,327               4,692              26,723              34,742
Other expenses........................               2,492                 100               4,105               6,697
                                             --------------      --------------      --------------      --------------
Total expenses........................              15,298              12,683              60,479              88,460
                                             --------------      --------------      --------------      --------------
Income before minority interest.......              16,600               6,185              52,117              74,902
Minority interest ....................                   -                   -             (18,391)            (18,391)
                                             --------------      --------------      --------------      --------------
Net income............................       $      16,600       $       6,185       $      33,726       $      56,511
                                             ==============      ==============      ==============      ==============

At September 30, 2000:
----------------------
Real estate, net......................       $      69,069       $     218,060       $     830,066       $   1,117,195
Total assets..........................             101,889             222,571             923,518           1,247,978
Total liabilities.....................              44,917               3,201              58,184             106,302
Minority interest.....................                   -                   -             304,490             304,490
Total equity..........................              56,972             219,370             560,844             837,186

The Company's investment (book value) at
  September 30, 2000..................       $     146,920       $      65,811       $     253,190       $     465,921

The Company's effective average
  ownership interest at September 30,
  2000................................                46%                 30%                 42%


6.   Revolving line of credit
     ------------------------

              The credit agreement (the "Credit Facility") has a borrowing limit of $150 million and an expiration date of July 1, 2002. The expiration date may be extended by one year on each anniversary of the credit agreement. Interest on outstanding borrowings is payable monthly. At our option, the rate of interest charged is equal to (i) the prime rate or (ii) a rate ranging from the London Interbank Offered Rate ("LIBOR") plus 0.40% to LIBOR plus 1.10% depending on the Company's credit ratings and coverage ratios, as defined. In addition, the Company is required to pay a quarterly commitment fee of 0.250% (per annum). The Credit Facility allows us, at our option, to request the group of banks to propose the interest rate they would charge on specific borrowings not to exceed $50 million; however, in no case may the interest rate proposal be greater than the amount provided by the Credit Facility. At September 30, 2000, we had no borrowings on our line of credit.

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

              In November 1999, we formed a second development joint venture with a joint venture partner to develop $100 million of storage facilities and to purchase $100 million of the Company's Equity Stock, Series AAA. The joint venture is funded solely with equity capital consisting of 51% from the Company and 49% from the joint venture partner. The joint venture is consolidated and, accordingly, the Equity Stock, Series AAA is eliminated in consolidation. Included in minority interest is approximately $73,274,000 relative to the development joint venture, representing total contributions by our joint venture partner net of distributions received by our joint venture partner since inception of the partnership. Minority interest has increased $15,241,000 from December 31, 1999 as a result of contributions by our joint venture partner, and decreased by $5,414,000 as a result of distributions to our joint venture partner.

              During 2000, one of our operating partnerships issued in aggregate $365.0 million of preferred partnership units: March 17, 2000, - $240.0 million of 9.5% Series N Cumulative Redeemable Perpetual Preferred Units, March 29, 2000 - $75.0 million of 9.125% Series O Cumulative Redeemable Perpetual Preferred Units, and August 11, 2000 - $50.0 million of 8.75% Series P Cumulative Redeemable Perpetual Preferred Units. These preferred units are not redeemable during the first 5 years, thereafter, at our option, we can call the units for redemption at the issuance amount plus any unpaid distributions. The units are not redeemable by the holder. Subject to certain conditions, the Series N preferred units are convertible into shares of 9.5% Series N Cumulative Preferred Stock, the Series O preferred units are convertible into shares of 9.125% Series O Cumulative Preferred Stock and the Series P preferred units are convertible into shares of 8.75% Series P Cumulative Preferred Stock of the Company. We incurred approximately $3,750,000 in costs in connection with the issuances; these costs were recorded as a reduction to Paid in Capital. These transactions had the effect of increasing minority interest by $365.0 million. For the three and nine months ended September 30, 2000, the holders of these preferred units were paid in aggregate approximately $8,018,000 and $16,354,000, respectively, in distributions and received an equivalent allocation of minority interest in earnings.

              In connection with the merger with Storage Trust in March 1999, minority interest increased by approximately $27,009,000, reflecting the fair value of operating partnership units ("OP Units") in Storage Trust's operating partnership owned by minority interests. OP Units are convertible on a one-for-one basis (subject to certain limitations) into common shares of the Company at the option of the unitholder. Minority interest in income with respect to OP Units reflects the OP Units' share of the net income of the Company, with net income allocated to weighted average outstanding OP Units on a per unit basis equal to diluted earnings per common share. During the nine months ended September 30, 2000, 277,105 OP units were redeemed in connection with the sale of real estate facilities and 255,853 OP units were converted into shares of the Company's common stock. As of September 30, 2000, 237,934 of such units are outstanding.

              During the nine months ended September 30, 2000, minority interest was reduced by $6,427,000 in connection with the disposition of real estate facilities. In addition, during the nine months ended September 30, 2000, we acquired interests in the Consolidated Entities for an aggregate cost of $36,529,000, comprised of $29,700,000 cash and issuance of common stock of $6,829,000; these acquisitions had the effect of reducing minority interest by $19,426,000, with the excess of cost over underlying book value ($17,103,000) allocated to real estate.

8.   Shareholders' equity
     --------------------

     Preferred stock
     ---------------

              At September 30, 2000, we had the following series of Preferred Stock outstanding:

                                  Dividend        Shares          Carrying
            Series                  Rate        Outstanding        Amount
----------------------------    -----------     ------------    -------------
                                          (Dollar amount in thousands)
Series A                            10.000%       1,825,000     $     45,625
Series B                             9.200%       2,386,000           59,650
Series C                         Adjustable       1,200,000           30,000
Series D                             9.500%       1,200,000           30,000
Series E                            10.000%       2,195,000           54,875
Series F                             9.750%       2,300,000           57,500
Series G                             8.875%           6,900          172,500
Series H                             8.450%           6,750          168,750
Series I                             8.625%           4,000          100,000
Series J                             8.000%           6,000          150,000
Series K                             8.250%           4,600          115,000
Series L                             8.250%           4,600          115,000
Series M                             8.750%           2,250           56,250
                                                ------------    -------------
Total Senior Preferred Stock                     11,141,100     $  1,155,150
                                                ============    =============

              The Series A through Series M preferred stock (collectively the "Senior Preferred Stock") have general preference rights with respect to liquidation and quarterly distributions. Holders of the preferred stock, except under certain conditions and as noted above, will not be entitled to vote on most matters. In the event of a cumulative arrearage equal to six quarterly dividends or failure to maintain a Debt Ratio, as defined, of 50% or less, holders of all outstanding series of preferred stock (voting as a single class without regard to series) will have the right to elect two additional members to serve on the Company's Board of Directors until events of default have been cured. At September 30, 2000, there were no dividends in arrears and the Debt Ratio was 3.1%.

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

              At September 30, 2000, 9,600 shares (represented by 9,600,000 depositary shares) of 9.5% Series N Cumulative Preferred Stock, 3,000 shares (represented by 3,000,000 depositary shares) of 9.125% Series O Cumulative Preferred Stock, and 2,000 shares (represented by 2,000,000 depositary shares) of 8.75% series P Cumulative Preferred Stock were reserved for issuance for the conversion of our Series N, Series O and Series P Cumulative Redeemable Perpetual Preferred Units outstanding at September 30, 2000.

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

     Common Stock
     ------------

              During the nine months ended September 30, 2000, the Company issued 232,598 shares of common stock in connection with the exercise of stock options and 255,853 shares in connection with the conversion of OP Units.

              As previously announced, the Company's Board of Directors authorized the repurchase from time to time of up to 15,000,000 shares of the Company's common stock on the open market or in privately negotiated transactions. In the nine months ended September 30, 2000, we repurchased a total of 2,900,400 shares, for a total aggregate cost of approximately $65,004,000. From the initial authorization through September 30, 2000, the Company has repurchased a total of 10,309,227 shares of common stock at an aggregate cost of approximately $245,825,000. From October 1, 2000 through October 27, 2000, we repurchased 25,000 shares at an aggregate cost of approximately $0.6 million.

     Class B Common Stock
     --------------------

              Commencing January 1, 2000, the Class B Common Stock participates in distributions at the rate of 97% of the per share distributions on the Common Stock, provided that cumulative distributions of at least $0.22 per quarter per share have been paid on the Common Stock. The Class B Common Stock will (i) not participate in liquidating distributions, (ii) not be entitled to vote (except as expressly required by California law) and (iii) automatically convert into Common Stock, on a share for share basis, upon the later to occur of FFO per common share aggregating $3.00 during any period of four consecutive calendar quarters or January 1, 2003.

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

              For these purposes, FFO per share of Common Stock (as defined above) was $2.58 for the four consecutive calendar quarters ended September 30, 2000.

     Dividends
     ---------

              The following summarizes dividends during the first nine months of 2000:

                                            Distributions
                                             Per Share or
                                              Depositary           Total
                                                Share           Distributions
                                            --------------      -------------
Series A..............................            $1.875          $3,422,000
Series B..............................            $1.725           4,116,000
Series C..............................            $1.289           1,547,000
Series D..............................            $1.782           2,137,000
Series E..............................            $1.875           4,116,000
Series F..............................            $1.828           4,205,000
Series G..............................            $1.665          11,482,000
Series H..............................            $1.584          10,694,000
Series I..............................            $1.617           6,469,000
Series J..............................            $1.500           9,000,000
Series K .............................            $1.547           7,116,000
Series L .............................            $1.547           7,116,000
Series M .............................            $1.640           3,690,000
                                                                -------------
                                                                  75,110,000
Equity Stock, Series A................            $1.840           7,590,000
Common................................            $1.260         156,500,000
Common, Series B......................            $1.222           8,555,000
                                                                -------------
   Total dividends....................                          $247,755,000
                                                                =============

              For each of the first three quarters of fiscal 2000, we paid regular quarterly distributions to our common shareholders equal to $0.22 per common share. In addition to the regular quarterly distribution, on September 29, 2000, we paid a special cash distribution of $0.60 per common share. This special distribution combined with accumulated distributions paid throughout fiscal 2000 will enable the Company to meet its estimated distribution requirements to maintain its REIT status.

              At  December  31,   1999,   we  accrued   distributions   totaling
     $82,086,000 ($0.64 per share) of the common dividend for 1999, of which $38,076,000 was paid on January 14, 2000 in cash and $44,010,000 was paid in the issuance of depositary shares of Equity Stock A.

              The dividend rate on the Series C Preferred Stock for each of the three quarters of 2000 was equal to 6.897%, 6.974% and 6.750%, respectively, per annum. The dividend rate per annum will be adjusted quarterly and will be equal to the highest of one of three U.S. Treasury indices (Treasury Bill Rate, Ten Year Constant Maturity Rate, or Thirty Year Constant Maturity Rate) multiplied by 110%. However, the dividend rate for any dividend period will neither be less than 6.75% per annum nor greater than 10.75%. The dividend rate for the quarter ending December 31, 2000 will be equal to 6.75% per annum.

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

     Description of each reportable segment
     --------------------------------------

              Our reportable segments reflect significant operating activities that are evaluated separately by management. We have three reportable segments: self-storage operations, containerized storage operations, and commercial property operations.

              The   self-storage   segment   comprises  the  direct   ownership,
     development, and operation of traditional storage facilities and the ownership of equity interests in entities that own storage properties. The containerized storage operations reflect the containerized storage operations of PSPUD. The commercial property segment reflects our interest in the ownership and operation of commercial properties. The vast majority of the commercial property operations are conducted through PSB, and to a much lesser extent the Company and certain of its unconsolidated subsidiaries own commercial space, managed by PSB, in facilities that combine storage and commercial space for rent.

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

              Interest and other income, interest expense, corporate general and administrative expense, and minority interest in income are not allocated to segments because management does not utilize them to evaluate the results of operations of each segment.

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

                                                           Three months ended                      Nine months ended
                                                              September 30,                           September 30,
                                                         -----------------------                -----------------------
                                                            2000         1999        Change        2000         1999         Change
                                                         ----------   ----------   ----------   ----------   ----------   ----------
                                                                                (Dollar amounts in thousands)
RECONCILIATION OF REVENUES BY SEGMENT

Self storage
------------
  Self-storage property rentals........................  $ 168,023    $ 158,596     $  9,427    $ 483,952    $ 437,370     $ 46,582
  Equity in earnings - self storage property operations      5,006        4,364          642       15,988       15,483          505
  Equity in earnings - Depreciation (self storage) ....     (1,989)      (1,817)        (172)      (5,015)      (5,784)         769
                                                         ----------   ----------   ----------   ----------   ----------   ----------
      Self storage segment revenues....................    171,040      161,143        9,897      494,925      447,069       47,856
                                                         ----------   ----------   ----------   ----------   ----------   ----------

Containerized storage .................................     11,045        7,387        3,658       27,834       19,263        8,571
---------------------                                    ----------   ----------   ----------   ----------   ----------   ----------

Commercial  properties
----------------------
  Commercial property rentals..........................      2,847        2,111          736        8,433        5,973        2,460
  Equity in earnings - commercial property operations..     10,878        9,231        1,647       31,436       26,531        4,905
  Equity in earnings - Depreciation (commercial
     properties).......................................     (3,403)      (3,014)        (389)     (10,507)      (8,621)      (1,886)
                                                         ----------   ----------   ----------   ----------   ----------   ----------
      Commercial properties  segment revenues..........     10,322        8,328        1,994       29,362       23,883        5,479
                                                         ----------   ----------   ----------   ----------   ----------   ----------

Other items not allocated to segments
-------------------------------------
  Equity in earnings - general and administrative and
     other.............................................     (1,013)      (2,264)       1,251       (4,992)      (3,640)      (1,352)
  Interest and other income............................      4,572        4,369          203       13,582       12,640          942
                                                         ----------   ----------   ----------   ----------   ----------   ----------
      Total other items not allocated to segments......      3,559        2,105        1,454        8,590        9,000         (410)
                                                         ----------   ----------   ----------   ----------   ----------   ----------

      Total revenues...................................  $ 195,966    $ 178,963     $ 17,003    $ 560,711    $ 499,215     $ 61,496
                                                         ==========   ==========   ==========   ==========   ==========   ==========

                                       19

                                                             Three months ended                      Nine months ended
                                                                September 30,                          September 30,
                                                          ----------------------                ----------------------
                                                             2000        1999       Change         2000        1999       Change
                                                          ----------  ----------  ----------    ----------  ----------  ----------
                                                                               (Dollar amounts in thousands)
RECONCILIATION OF NET INCOME BY SEGMEN

Self storage
------------
  Self-storage properties .............................   $ 113,568   $ 110,951   $  2,617      $ 327,868   $ 303,494   $  24,374
  Depreciation and amortization - self storage.........     (35,957)    (35,006)      (951)      (104,122)    (96,645)     (7,477)
  Equity in earnings - self storage property operations       5,006       4,364        642         15,988      15,483         505
  Equity in earnings - depreciation (self-storage) ....      (1,989)     (1,817)      (172)        (5,015)     (5,784)        769
                                                          ----------  ----------  ----------    ----------  ----------  ----------
      Total self storage segment net income............      80,628      78,492      2,136        234,719     216,548      18,171
                                                          ----------  ----------  ----------    ----------  ----------  ----------

Containerized storage..................................
---------------------
  Containerized Storage Operations.....................       1,616         766        850          1,903      (2,883)      4,786
  Containerized Storage Depreciation...................      (1,204)     (1,199)        (5)        (3,612)     (3,631)         19
                                                          ----------  ----------  ----------    ----------  ----------  ----------
      Total containerized storage segment net income...         412        (433)       845         (1,709)     (6,514)      4,805
                                                          ----------  ----------  ----------    ----------  ----------  ----------

Commercial properties
---------------------
  Commercial properties................................       1,921       1,387        534          5,677       3,980       1,697
  Depreciation and amortization - commercial properties        (570)       (435)      (135)        (1,775)     (1,289)       (486)
  Equity in earnings - commercial property operations..      10,878       9,231      1,647         31,436      26,531       4,905
  Equity in earnings - depreciation (commercial
     properties) ......................................      (3,403)     (3,014)      (389)       (10,507)     (8,621)     (1,886)
                                                          ----------  ----------  ----------    ----------  ----------  ----------
      Total commercial property segment net income.....       8,826       7,169      1,657         24,831      20,601       4,230
                                                          ----------  ----------  ----------    ----------  ----------  ---------

Other items not allocated to segments
-------------------------------------
  Equity in earnings - general and administrative and
     other.............................................      (1,013)     (2,264)     1,251         (4,992)     (3,640)     (1,352)
  Interest and other income............................       4,572       4,369        203         13,582      12,640         942
  General and administrative...........................      (5,436)     (3,953)    (1,483)       (14,057)     (9,371)     (4,686)
  Interest expense.....................................        (626)     (2,136)     1,510         (3,293)     (5,870)      2,577
  Minority interest in income..........................     (11,711)     (4,492)    (7,219)       (26,565)    (12,149)    (14,416)
                                                          ----------  ----------  ----------    ----------  ----------  ----------
      Total other items not allocated to segments......     (14,214)     (8,476)    (5,738)       (35,325)    (18,390)    (16,935)
                                                          ----------  ----------  ----------    ----------  ----------  ----------

      Total net income ................................   $  75,652   $  76,752   $ (1,100)     $ 222,516   $ 212,245   $  10,271
                                                          ==========  ==========  ==========    ==========  ==========  ==========

11.  Recently issued accounting standards
     ------------------------------------

              In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities," as amended in June 2000 by Statement of Financial Accounting Standards No. 138 ("SFAS 138"), "Accounting for Certain Derivative Instruments and Certain Hedging Activities," which requires companies to recognize all derivatives as either assets or liabilities in the balance sheet and measure such instruments at fair value. As amended by Statement of Financial Accounting Standards No. 137 ("SFAS 137"), "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133," the provisions of SFAS 133 will require adoption no later than the beginning of the Company's fiscal year ending December 31, 2001. Adoption of SFAS 133, as amended by SFAS 138, is not expected to have a material impact on the Company's consolidated financial statements.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
------------------------------------------------------------------------
         RESULTS OF OPERATIONS
         ---------------------

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

RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

         Net income for the three months ended September 30, 2000 was $75,652,000 compared to $76,752,000 for the same period in 1999, representing a decrease of $1,100,000 or 1.4%. The decrease in net income was primarily due to an increased allocation of income to minority interests. During the nine months ended September 30, 2000, we issued approximately $365.0 million in preferred operating partnership units. Unlike distributions to preferred shareholders, distributions to preferred unitholders are presented as minority interest in income and a reduction to the Company's net income. As a result, minority interest in income increased $8,018,000 for the three months ended September 30, 2000 as compared to the same period in 1999.

         Net income for the nine months ended September 30, 2000 was $222,516,000 compared to $212,245,000 for the same period in 1999, representing an increase of $10,271,000 or 4.8%. The increase in net income was primarily the result of improved property operations, additional real estate investments, reduced operating losses from the containerized storage business, and the acquisition of additional real estate investments during 1999 and 2000 (including the acquisition of Storage Trust). The impact of these items was offset partially by an increased allocation of income to minority interests. Minority interest in income increased $16,354,000 in the nine months ended September 30, 2000 as compared to the same period in 1999 as a result of the aforementioned issuance of $365.0 million of preferred partnership units.

         Net income allocable to common shareholders was $47,959,000 or $0.37 per common share on a diluted basis (based on 131,261,000 weighted average diluted common equivalent shares) for the three months ended September 30, 2000. For the same period in 1999, net income allocable to common shareholders was $52,340,000 or $0.40 per common share on a diluted basis (based on 129,249,000 weighted average diluted common equivalent shares). The decrease in net income per common share reflects the inclusion of 6,790,000 common equivalent shares related to the Company's Class B common shares in 2000, but not in 1999, as described more fully below. The decrease in net income per share also includes increased dilution from uninvested proceeds from the Company's issuance of fixed-rate preferred securities, increased dilution from development activities, increased general and administrative expense, and the impact of the Company's issuance of the Equity Stock, Series A. These factors were offset partially by improved property operations and reduced operating losses from the containerized storage business.

         Net income allocable to common shareholders was $139,816,000 or $1.06 per common share on a diluted basis (based on 131,975,000 weighted average diluted common equivalent shares) for the nine months ended September 30, 2000. For the same period in 1999, net income allocable to common shareholders was $142,479,000 or $1.13 per common share on a diluted basis (based on 125,833,000 weighted average diluted common equivalent shares). The decrease in net income per common share reflects the inclusion of 6,790,000 common equivalent shares related to the Company's Class B common shares in 2000, but not in 1999, as described more fully below. The decrease in net income per share also includes increased dilution from uninvested proceeds from the Company's issuance of fixed-rate preferred securities, increased dilution from development activities, and the impact of the Company's issuance of the Equity Stock, Series A. These factors were offset partially by improved property operations and reduced operating losses from the containerized storage business.

         In computing net income allocable to common shareholders for each period, aggregate dividends paid to the holders of the Equity Stock, Series A and preferred equity securities have been deducted in determining net income allocable to the common shareholders.

         Commencing  January 1, 2000,  the  Company's  7,000,000  Class B common shares outstanding began to participate in distributions of the Company's earnings. Distributions per share of Class B common stock are equal to 97% of the per share distribution paid to the Company's regular common shares. As a result of this participation in distributions of earnings, for purposes of computing net income per common share, the Company began to include 6,790,000 (7,000,000 x 97%) Class B common shares in the weighted average common equivalent shares for the three months ended March 31, 2000. Weighted average diluted shares for the three and nine months ended September 30, 1999 does not include any shares with respect to the Class B common stock as these shares did not participate in distributions of the Company's earnings prior to January 1, 2000.

REAL ESTATE OPERATIONS
--------------------------------------------------------------------------------

         Rental income and cost of operations have increased for the three and nine months ended September 30, 2000 compared to the same period in 1999 due to our merger, development, and acquisition activities throughout 1999 and 2000. As a result of these items, the number of facilities included in the consolidated financial statements has increased from 951 at December 31, 1998 to 1,244 at September 30, 2000.

         SELF-STORAGE OPERATIONS: The following table summarizes the operating results (before depreciation) of (i) the 946 stabilized self-storage facilities (56.1 million net rentable square feet) that we owned as of December 31, 1998 (the "Consistent Group") and (ii) all other facilities for which operations were not reflected in the Company's financial statements throughout the three and nine months ended September 30, 2000 and the same periods in 1999 (the "Other Facilities"):

SUMMARY OF SELF-STORAGE OPERATIONS

                                           Three months ended                          Nine months ended
                                             September 30,                               September 30,
                                         -----------------------                     -----------------------
                                                                   Percentage                                  Percentage
                                           2000         1999         Change            2000         1999         Change
                                         ----------   ----------   ----------        ----------   ----------   ----------
                                                       (Amounts in thousands, except per square foot data)

Rental income (a)
    Consistent Group.............        $ 139,264    $ 134,519      3.5%            $ 404,577    $ 389,961       3.7%
    Other Facilities.............           28,759       24,077     19.4%               79,375       47,409      67.4%
                                         ----------   ----------   ----------        ----------   ----------   ----------
                                           168,023      158,596      5.9%              483,952      437,370      10.7%
                                         ----------   ----------   ----------        ----------   ----------   ----------

Cost of Operations
    Consistent Group.............           41,514       38,270      8.5%              122,777      115,785       6.0%
    Other Facilities.............           12,941        9,375     38.0%               33,307       18,091      84.1%
                                         ----------   ----------   ----------        ----------   ----------   ----------
                                            54,455       47,645     14.3%              156,084      133,876      16.6%
                                         ----------   ----------   ----------        ----------   ----------   ----------

Net operating income
    Consistent Group.............           97,750       96,249      1.6%              281,800      274,176       2.8%
    Other Facilities.............           15,818       14,702      7.6%               46,068       29,318      57.1%
                                         ----------   ----------   ----------        ----------   ----------   ----------
                                           113,568      110,951      2.4%              327,868      303,494       8.0%

Depreciation and amortization               33,629       32,678      2.9%               97,138       89,661       8.3%
                                         ----------   ----------   ----------        ----------   ----------   ----------
   Operating income                      $  79,939    $  78,273      2.1%            $ 230,730    $ 213,833       7.9%
                                         ==========   ==========   ==========        ==========   ==========   ==========
Consistent Group data
  Gross margin........................       70.2%        71.6%     (1.2)%               69.7%        70.3%      (0.6)%
  Weighted average :
     Occupancy........................       92.7%        93.1%     (0.4)%               92.3%        92.3%         -
     Realized annual rent per square
     foot.(b).........................      $10.35        $9.93      4.2%               $10.05        $9.67       3.9%
     Scheduled annual rent per square
     foot.............................      $11.50       $10.32     11.4%               $11.03       $10.30       7.1%

Number of facilities at end of period:
  Consistent group....................         946          946        -                   946          946         -
  Other Facilities....................         292          255     14.5%                  292          255      14.5%

Net rentable sq. ft. at end of period
 (in thousands):
  Consistent group....................      56,050       56,050        -                56,050       56,050         -
  Other Facilities....................      17,835       15,087     18.2%               17,835       15,087      18.2%


(a) Rental income includes late charges and administrative fees. For the Consistent Group late charges and administrative fees in aggregate totaled $5,141,000 and $5,077,000 for the three months ended September 30, 2000 and 1999, respectively, and $14,969,000 and $15,042,000 for the nine months ended September 30, 2000 and 1999, respectively.

(b) Realized annual rent per square foot is computed by annualizing rental income before late charges and administrative fees divided by the weighted average occupied square footage for the period.

         Rental income for the Consistent Group facilities for the quarter ended September 30, 2000 was approximately 3.5% higher than the same period in the prior year. Over the past several months we have increased scheduled rents (rental rates charged to new customers) throughout the portfolio. Scheduled rental rates for the Consistent Group of facilities are approximately 11.4% higher than they were last year. We are currently evaluating the impact of higher rental rates to our move-in activity. In addition, we are evaluating market supply and demand factors and based on these analysis we may adjust rental rates further, either increasing or decreasing them.

         As indicated above, the scheduled rental rates are the rates being charged to new customers, however, the rental rates charged to our existing customer base, is on average, less than the current scheduled rates. For the three months ended September 30, 2000, the average realized rate per square foot was approximately $10.35 or 11.1% below current scheduled rents. Our rental agreements are generally on a month-by-month basis giving us the flexibility to increase rates to our existing customers. During the second quarter of fiscal 2001, we anticipate implementing higher rental rates to our existing customer base. The amount of increase will depend on a number of factors and may not result in rental rates equal to the level of scheduled rental rates. There can be no assurance that higher rental rates will not adversely affect our occupancies.

         Cost of operations includes both direct costs and indirect cost of operating and managing the facilities. Payroll, property taxes, repairs and maintenance, advertising and the telephone reservation center in aggregate account for approximately 77% of the total cost of operations. With respect to the Consistent Group of facilities, cost of operations for the quarter ended September 30, 2000 increased approximately 8.5% compared to the same period of last year. This increase was primarily a result of increases in repairs and maintenance (up 37.6%), yellow page advertising (up 24.5%) and telephone reservation center expenses (up 20.8%). The increase in yellow page advertising is the result of expansion into other yellow page directories combined with increased rates in existing directories, primarily due to the expansion of the size of our ads. The increase in the telephone reservation center is primarily due to the opening of our new center in Plano, Texas.

         During fiscal 1999 and for the nine months ended September 30, 2000, we have opened 24 newly developed facilities with a total cost of approximately
$115.6 million. Included in the above table, under the caption "Other Facilities", are revenues of $1,457,000 and $2,426,000 for the three and nine months ended September 30, 2000, respectively, and cost of operations of $924,000 and $1,839,000 for the three and nine months ended September 30, 2000, respectively, with respect to these facilities. We also completed expansions of storage facilities of $22.1 million in the nine months ended September 30, 2000.

         Due to the fill-up nature of a newly developed self-storage facility, our earnings have been negatively impacted by our development activities. Unlike many other types of real estate, we do not pre-lease our storage space prior to the opening of a newly developed facility. Generally, it takes approximately 24 months for a newly developed facility to reach a stabilized occupancy level of 90%. At this stabilized occupancy level, operating costs represent approximately 30% of stabilized rental revenues. Since the operating costs are substantially fixed in nature, a newly developed facility will not reach a break-even operating cash flow until it achieves an occupancy level of approximately 30%. At September 30, 2000, the 24 newly developed facilities had an average occupancy level of approximately 49%. We expect that over at least the next twelve months our development activities will continue to have a negative impact to our earnings as additional newly developed facilities are opened. See "Liquidity and Capital Resources - Acquisition and Development of Facilities."

         During the nine months ended September 30, 2000, the Company acquired eight self-storage facilities for an aggregate cost of $35,995,000. Included in the above table, under the caption "Other Facilities", are revenues of $772,000 and $1,101,000 for the three and nine months ended September 30, 2000, respectively, and cost of operations of $199,000 and $294,000 for the three and nine months ended September 30, 2000, respectively, with respect to these facilities.

         As described in Note 3 to the financial statements, on September 15, 2000, we acquired the remaining ownership interests in a partnership of which we are the general partner, for an aggregate acquisition cost of $81,169,000, consisting of cash of $66,776,000 and the reduction of our pre-existing investment in the amount of $14,393,000. Included in the above table, under the caption "Other Facilities", are revenues of $484,000 for the three and nine months ended September 30, 2000, respectively, and cost of operations of $114,000 for the three and nine months ended September 30, 2000, respectively, with respect to these facilities.

         COMMERCIAL PROPERTY OPERATIONS: Commercial property operations included in the consolidated financial statements include commercial space owned by the Company and Consolidated Entities. Our investment in PSB is accounted for on the equity method of accounting, and accordingly our share of PSB's earnings is reflected as "Equity in earnings of real estate entities."

         During the nine months  ended  September  30,  2000,  we  acquired  two
commercial   facilities  (which  are  expected  to  be  converted  into  storage facilities) for an aggregate cost of $5,930,000. Included within commercial property operations with respect to these facilities was revenues of $222,000 and $651,000 for the three and nine months ended September 30, 2000, respectively and cost of operations of $67,000 and $166,000 for the three and nine months ended September 30, 2000, respectively. The following table sets forth the historical commercial property amounts included in the financial statements:

COMMERCIAL PROPERTY OPERATIONS

                                    Three months ended                             Nine months ended
                                      September 30,                                  September 30,
                                 -----------------------                         -----------------------
                                   2000           1999         Change              2000          1999         Change
                                 ---------     ---------     ---------           ---------     ---------     ---------
                                                              (Amounts in thousands)

Rental income.............       $  2,847      $  2,111         34.9%            $  8,433      $  5,973       41.2%
Cost of operations........            926           724         27.9%               2,756         1,993       38.3%
                                 ---------     ---------     ---------           ---------     ---------     ---------

 Net operating income.....          1,921         1,387         38.5%               5,677         3,980       42.6%

Depreciation expense......            570           435         31.0%               1,775         1,289       37.7%
                                 ---------     ---------     ---------           ---------     ---------     ---------

Operating income..........       $  1,351      $    952         41.9%            $  3,902      $  2,691       45.0%
                                 =========     =========     =========           =========     =========     =========


         CONTAINERIZED STORAGE OPERATIONS: At September 30, 2000, our containerized storage business operated 40 facilities. For the three months ended September 30, 2000, the containerized storage operations generated operating income of $412,000 compared to an operating loss of $433,000 for the same period in 1999. For the nine months ended September 30, 2000 and 1999, we experienced operating losses of $1,709,000 and $6,514,000, respectively.

CONTAINERIZED STORAGE

                                           Three months ended                             Nine months ended
                                             September 30,                                  September 30,
                                        -----------------------                         -----------------------
                                          2000           1999         Change             2000           1999         Change
                                        ---------     ---------     ---------           ---------     ---------     ---------
                                                                       (Amounts in thousands)
Rental and other income .........       $  11,045    $   7,387      $  3,658           $  27,834      $  19,263      $ 8,571
                                        ---------     ---------     ---------           ---------     ---------     ---------
Cost of operations:
  Direct operating costs.........           7,289        4,364         2,925              19,312         14,583        4,729
  Facility lease expense.........           2,140        2,257          (117)              6,619          7,563         (944)
                                        ---------     ---------     ---------           ---------     ---------     ---------
    Total cost of operations.....           9,429        6,621         2,808              25,931         22,146        3,785

Operating income (loss) prior to
  depreciation...................           1,616          766           850               1,903         (2,883)       4,786

  Depreciation ..................           1,204        1,199             5              3,612          3,631          (19)
                                        ---------     ---------     ---------           ---------     ---------     ---------
Operating income (losses)........       $     412    $    (433)     $    845           $  (1,709)     $  (6,514)     $ 4,805
                                        =========     =========     =========           =========     =========     =========

         Rental and other income includes monthly rental charges to customers for storage of the containers and service fees charged for pickup and delivery of containers to customers' homes. For the three months ended September 30, 2000, rental income increased to $11,045,000 compared to $7,387,000 for the same period in 1999 principally as a result in increases in the number of occupied containers. At September 30, 2000, there were approximately 64,300 occupied containers compared to 56,000 containers at September 30, 1999.

         At September 30, 2000, 28 of the 40 containerized storage facilities are leased from third parties. We are currently developing 38 combination facilities (which includes 14 storage facilities that are being converted to combination facilities) that combine self-storage and containerized storage space in the same location. These facilities are expected to replace 25 of the leased facilities. We expect that an increasing part of the containerized storage business will be operated from this type of facility. To the extent that these developed combination facilities replace existing third-party leased facilities, lease expense should continue to be reduced.

         Although the containerized storage facilities generated operating income in the quarter ended September 30, 2000, the containerized storage operations may adversely impact the Company's future earnings and cash flows. There can be no assurance as to the level of the containerized storage business's expansion, level of gross rentals, level of move-outs or profitability.

         EQUITY IN EARNINGS OF REAL ESTATE ENTITIES: In addition to our ownership of equity interests in PSB, we had general and limited partnership interests in 11 limited partnerships at September 30, 2000. (PSB and the limited partnerships are collectively referred to as the "Unconsolidated Entities.") Due to our limited ownership interest and control of these entities, we do not consolidate the accounts of these entities for financial reporting purposes, and account for such investments using the equity method.

        Equity in earnings of real estate entities for the year ended September 30, 2000 consists of our pro rata share of the Unconsolidated Entities based upon our ownership interest for the period. Similar to the Company, the Unconsolidated Entities (other than PSB) generate substantially all of their income from their ownership of storage facilities, which we manage. In the aggregate, the Unconsolidated Entities (including PSB) own a total of 236 real estate facilities, 113 of which are storage facilities. The following table sets forth the significant components of equity in earnings of real estate entities:

HISTORICAL SUMMARY

                                     Three months ended                            Nine months ended
                                        September 30,                                September 30,
                                  ------------------------                      ------------------------
                                     2000          1999         Change             2000          1999        Change
                                  ----------    ----------     ----------       ----------    ----------    ----------
                                                                (Amounts in thousands)
Property operations:
    PSB......................     $  10,878     $   9,231      $   1,647        $  31,436     $  26,531     $   4,905
    Development Joint Venture         1,197           690            507            3,169         1,605         1,564
    Other partnerships.......         3,809         3,674            135           12,819        13,878        (1,059)
                                  ----------    ----------     ----------       ----------    ----------    ----------
                                     15,884        13,595          2,289           47,424        42,014         5,410
                                  ----------    ----------     ----------       ----------    ----------    ----------

Depreciation:
    PSB......................        (3,403)       (3,014)          (389)         (10,507)       (8,621)       (1,886)
    Development Joint Venture          (479)         (335)          (144)          (1,407)         (900)         (507)
    Other partnerships.......        (1,510)       (1,482)           (28)          (3,608)       (4,884)        1,276
                                  ----------    ----------     ----------       ----------    ----------    ----------
                                     (5,392)       (4,831)          (561)         (15,522)      (14,405)       (1,117)
                                  ----------    ----------     ----------       ----------    ----------    ----------
Other: (1)
    PSB......................        (1,678)       (1,479)          (199)          (5,117)       (3,362)       (1,755)
    Development Joint Venture            65             8             57               80            51            29
    Other partnerships.......           600          (793)         1,393               45          (329)          374
                                  ----------    ----------     ----------       ----------    ----------    ----------
                                     (1,013)       (2,264)         1,251           (4,992)       (3,640)       (1,352)
                                  ----------    ----------     ----------       ----------    ----------    ----------

Total equity in earnings of
  real estate entities.......     $   9,479     $   6,500      $   2,979        $  26,910     $  23,969     $   2,941
                                  ==========    ==========     ==========       ==========    ==========    ==========

(1) "Other" reflects our share of general and administrative expense, interest expense, interest income, and other non-property, non-depreciation related operating results of these entities.

         Equity in earnings of PSB represents our pro rata share (approximately 42% ownership) of earnings of PS Business Parks, Inc., a publicly traded real estate investment trust. As of September 30, 2000, we owned approximately 5,370,000 common shares and 7,354,000 operating partnership units (units which are convertible in common shares on a one-for-one basis) in PSB.

         Equity in earnings with respect to the Development Joint Venture represents our pro rata share of the operating results of an unconsolidated joint venture formed in April 1997 in which we have a 30% ownership interest. The joint venture was formed for the purpose of developing approximately $220 million of self-storage facilities. As of September 30, 2000, 46 of the joint venture's 47 properties are completed and operating, substantially all of which are in the fill-up process and have not reached stabilized occupancy levels.

         During the first nine months of fiscal 2000, we acquired controlling interests in certain entities. As a result of our ownership and control, we began to consolidate the accounts of these entities into our financial statements. Since we no longer account for our investment using the equity method, equity in earnings with respect to the "Other partnerships" has decreased for the nine months ended September 30, 2000 as compared to the same period in the prior year.

OTHER INCOME AND EXPENSE ITEMS
--------------------------------------------------------------------------------

         INTEREST AND OTHER INCOME: Interest in other income includes (i) the net operating results from our property management operations, (ii) merchandise sales and consumer truck rentals and (iii) interest income.

         Interest and other income has increased in the three and nine months ended September 30, 2000 as compared to the same periods in 1999 as a result of higher cash balances invested in interest bearing accounts. Higher cash balances are primarily due to our issuance of preferred operating partnership units in 2000.

         DEPRECIATION AND AMORTIZATION: Depreciation and amortization expense has increased $1,091,000 to $37,731,000 for the three months ended September 30, 2000 as compared to $36,640,000 for the same period in 1999. Depreciation and amortization expense has increased $7,944,000 to $109,509,000 for the nine months ended September 30, 2000 as compared to $101,565,000 for the same period in 1999. These increases are principally due to the acquisition of additional real estate facilities during 1999 and 2000. Included in depreciation and amortization expense is amortization expense with respect to intangible assets of $2,328,000 and $6,984,000 for the three and nine months ended September 30, 2000 and 1999. Included in depreciation and amortization expense for the three months ended September 30, 2000 and 1999 is $1,204,000 and $1,199,000,
respectively, and $3,612,000 and $3,631,000 for the nine months ended September 30, 2000 and 1999, respectively, of depreciation of furniture, fixtures, and equipment of the containerized storage business.

         GENERAL AND ADMINISTRATIVE: General and administrative expense has increased $1,483,000 to $5,436,000 for the three months ended September 30, 2000 as compared to $3,953,000 for the same period in 1999. General and administrative expense has increased $4,686,000 to $14,057,000 for the nine months ended September 30, 2000 as compared to $9,371,000 for the same period in 1999. The increase includes an expansion in our product research and development efforts, as well as costs associated with lease terminations on leased containerized storage facilities which were replaced by newly-developed facilities, and increased consulting fees. The total amount of such expenses was approximately $2,208,000 and $3,979,000 for the three and nine months ending September 30, 2000 as compared to $662,000 and $912,000, respectively, for the same periods in 1999.

         MINORITY INTEREST IN INCOME: Minority interest in income represents the income allocable to equity interests in the Consolidated Entities, which are not owned by us. Minority interest in income was $11,711,000 and $26,565,000, respectively, for the three and nine months ended September 30, 2000, compared to $4,492,000 and $12,149,000, respectively, for the same periods in 1999.

         In November 1999, we formed a joint venture partnership for the purpose of developing approximately $100 million of self-storage facilities and to purchase $100 million of our Equity Stock, Series AAA. The venture, which has been consolidated, is funded solely with equity capital consisting of 51% from us and 49% from the joint venture partner. Minority interest in income includes approximately $167,000 of income allocated to our joint venture partner.

         On March 17, 2000, one of our operating partnerships issued $240.0 million of 9.5% Series N Cumulative Redeemable Perpetual Preferred Units. On March 29, 2000, the operating partnership issued $75.0 million of 9.125% Series O Cumulative Redeemable Perpetual Preferred Units and on August 11, 2000, issued $50.0 million of 8.75% Series P Cumulative Redeemable Perpetual Preferred Units. The issuance of preferred partnership units had the effect of increasing minority interest by $365 million. For the nine months ended September 30, 2000, these preferred units were paid in aggregate approximately $16,354,000 in distributions and received a corresponding allocation of minority interest in earnings for the partial period in which the units were outstanding. On March 30, 2000, we acquired the remaining minority interest in one of our consolidated partnerships. The aggregate cost of the acquisition was approximately $23.6 million in cash. Minority interest in income for the three months ended March 31, 2000, includes income allocated to these interests of approximately $602,000.

SUPPLEMENTAL PROPERTY DATA AND TRENDS
--------------------------------------------------------------------------------

         At September 30, 2000, there were approximately 46 ownership entities owning in aggregate 1,351 storage facilities, including the facilities which we own and/or operate. At September 30, 2000, 113 of these facilities were owned by Unconsolidated Entities, entities in which we have an ownership interest and use the equity method for financial statement presentation. The remaining 1,238 facilities are owned by the Company and Consolidated Entities.

         The following table summarizes our investment in real estate facilities as of September 30, 2000:

                                                  Number of Facilities in which the            Net Rentable Square Footage
                                                  Company has an ownership interest                  (in thousands)
                                               --------------------------------------    --------------------------------------
                                               Self-Storage   Commercial                 Self-Storage  Commercial
                                                Facilities    Properties       Total     Facilities    Properties        Total
                                                ----------    ----------      -------    ----------    ----------      --------
Wholly-owned facilities....................          618              6           624       37,813           394        38,207
Facilities owned by Consolidated Entities..          620              -           620       36,072             -        36,072
                                                ----------    ----------      -------    ----------    ----------      --------
    Total consolidated facilities..........        1,238              6         1,244       73,885           394        74,279
Facilities owned by Unconsolidated Entities          113            123           236        6,657        12,105        18,762
                                                ----------    ----------      -------    ----------    ----------      --------
    Total  facilities  in which  the  Company
      has an ownership interest............        1,351            129         1,480       80,542        12,499        93,041
                                                ==========    ==========      =======    ==========    ==========      ========

         In order to evaluate how our overall portfolio has performed, management analyzes the operating performance of a consistent group of self-storage facilities representing 950 (55.3 million net rentable square feet) of the 1,351 self-storage facilities (herein referred to as "Same Store" self-storage facilities). The 950 facilities represent a pool of properties, which have been operated under the "Public Storage" name, at a stabilized level, by the Company since January 1, 1994. From time to time, the Company removes facilities from the "Same Store" pool as a result of expansions or other activities, which make such facilities' results not comparable to previous periods. The Same Store group of properties includes 885 consolidated facilities and 65 facilities owned by Unconsolidated Entities. The following table summarizes the pre-depreciation historical operating results of the Same Store self-storage facilities:

SAME STORE STORAGE FACILITIES (950 FACILITIES)
----------------------------------------------
(historical property operations)

                                     Three months ended September 30,           Nine months ended September 30,
                                  ----------------------------------------   ----------------------------------------
                                     2000            1999        Change         2000           1999          Change
                                  -----------     -----------  -----------   -----------     -----------  -----------
                                                               (Amounts in thousands)
Rental income (1)...........      $  140,891      $  135,752        3.8%     $  408,961      $  392,899       4.1%
Cost of operations (includes
  an imputed 6% property
  management fee) (2).......          47,473          44,923        5.7%        141,731         134,750       5.2%
                                  -----------     -----------  -----------   -----------     -----------  -----------
Net operating income........      $   93,418      $   90,829        2.9%     $  267,230      $  258,149       3.5%
                                  ===========     ===========  ===========   ===========     ===========  ===========

Gross profit margin (3).....          66.3%           66.9%        (0.6)%        65.3%           65.7%        (0.4)%

Weighted Average:
----------------
  Occupancy during the
     period.................          93.0%           93.4%        (0.4)%        92.7%           92.6%         0.1%
   Annualized realized rent
     per sq. ft. for period.(4)      $10.95          $10.51         4.2%        $10.63          $10.23         3.9%
   Annualized scheduled rent
     per sq. ft. for period (4)      $11.79          $10.50        12.3%        $11.28          $10.49         7.5%


1. Rental income includes late charges and administrative fees that in aggregate totaled $5,165,000 and $5,070,000 for the three months ended September 30, 2000 and 1999, respectively, and $15,005,000 and $15,013,000 for the nine months ended September 30, 2000 and 1999, respectively.

2. Cost of operations includes both direct and indirect costs of ownership, management and operation of the properties. Cost of operations includes a 6% management fee on all facilities, including those facilities owned by the Company for which no fee is paid. The 5.7% increase in cost of operations for the three months ended September 30, 2000 as compared to the same period in 1999 includes increases in advertising and promotion, repair and maintenance expense, and payroll.

3. Gross profit margin is computed by dividing property net operating income (before depreciation expense) by rental revenues. The gross profit margin includes an imputed 6% property management fee; the actual cost of management is somewhat less.

4. Realized rent per square foot represents the actual revenue (including late charges and administrative fees) earned per occupied square foot. Management believes this is a more relevant measure than the scheduled rental rates, since scheduled rates can be discounted through the use of promotions.

         Scheduled rental rates are the rates being charged to new customers, however, the rental rates charged to our existing customer base, is on average, less than the current scheduled rates. For the three months ended September 30, 2000, the average realized rate per square foot was approximately $10.95 or 7.7% below current scheduled rents (excluding late charges and administrative fees, which are not included in scheduled rents, the average realized rate per square foot was approximately $10.55 or 11.8% below currently scheduled rents). Our rental agreements are generally on a month-by-month basis giving us the flexibility to increase rates to our existing customers. During the second quarter of fiscal 2001, we anticipate implementing higher rental rates to our existing customer base. The amount of increase will depend on a number of factors and may not result in rental rates equal to the level of scheduled rental rates. There can be no assurance that higher rental rates will not adversely affect our occupancies.

         Cost of operations includes both direct costs and an imputed 6% management fee. Payroll, property taxes, repairs and maintenance, advertising and the telephone reservation center in aggregate account for approximately 66% of the total cost of operations. With respect to the Same Store facilities, cost of operations for the quarter ended September 30, 2000 increased approximately 5.7% compared to the same period of last year. This increase was primarily a result of increases in repairs and maintenance (up 36.2%), yellow page advertising (up 21.8%) and telephone reservation center expenses (up 20.5%). The increase in yellow page advertising is the result of expansion into other yellow page directories combined with increased rates in existing directories, primarily due to the expansion of the size of our ads. The increase in the telephone reservation center is primarily due to the opening of our new center in Plano, Texas.

LIQUIDITY AND CAPITAL RESOURCES
--------------------------------------------------------------------------------

         We believe that our internally generated net cash provided by operating activities will continue to be sufficient to enable us to meet our operating expenses, capital improvements, debt service requirements and distributions to shareholders for the foreseeable future.

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

                                                                                            For the nine months ended
                                                                                                  September 30,
                                                                                            --------------------------
                                                                                               2000           1999
                                                                                            ----------      ----------
                                                                                             (Amounts in thousands)
Net income...........................................................................       $ 222,516       $ 212,245
Depreciation and amortization........................................................         109,509         101,565
Less:  Depreciation with respect to non-real estate assets...........................          (3,612)         (3,631)
Depreciation from Unconsolidated Entities............................................          15,522          14,405
Minority interest in income..........................................................          26,565          12,149
                                                                                            ----------      ----------
  Net cash provided by operating activities..........................................         370,500         336,733

Distributions to Minority Interests:
   Preferred operating partnership units.............................................         (16,354)              -
   Other.............................................................................         (15,224)        (19,501)
                                                                                            ----------      ----------
Cash from operations allocable to the Company's shareholders.........................         338,922         317,232

Less: preferred stock dividends......................................................         (75,110)        (69,766)
Less: equity stock, Series A dividends...............................................          (7,590)              -
                                                                                            ----------      ----------
Cash from operations available to common shareholders................................         256,222         247,466

Capital improvements to maintain facilities..........................................         (16,605)        (18,158)
Add back: minority interest share of capital improvements to maintain facilities.....             385             888
                                                                                            ----------      ----------
Funds available for principal payments on debt, common dividends and reinvestment....         240,002         230,196

Cash distributions to common shareholders (A)........................................        (165,055)        (85,096)
                                                                                            ----------      ----------

Funds available for principal payments on debt and reinvestment (A)..................       $  74,947      $  145,100
                                                                                            ==========      ==========

(A) Cash distributions for both periods include regular common distributions of $0.22 per share per quarter as well as special distributions, as follows. For the nine months ended September 30, 2000, a special distribution in the amount of $0.60 per common share (an aggregate of $78.7 million) was declared and paid. The amounts for the nine months ended September 30, 1999 do not reflect any special distribution, as a special distribution was declared on November 15, 1999 in the amount of $0.65 per share in Equity Stock A or $0.62 in cash (an aggregate of $82.1 million) and reflected in distributions for the fourth quarter of 1999. The Company has declared a regular distribution payable on December 29, 2000 at $0.22 per share, and does not expect to make any additional special distributions in calendar 2000. However, assuming a continuation of the Company's increasing level of taxable income in 2001 and beyond, the Company expects that it will continue to make a combination of regular and special distributions in cash or securities throughout each year at a rate comparable to or exceeding the amounts paid and declared in 2000 and 1999.

         We expect to fund our growth strategies with cash on hand at September 30, 2000, internally generated retained cash flows, proceeds from issuing equity securities and borrowings under our $150 million credit facility. We intend to repay amounts borrowed under the credit facility from undistributed operating cash flow or, as market conditions permit and are determined to be advantageous, from the public or private placement of equity securities.

         Our portfolio of real estate facilities remains substantially unencumbered. At September 30, 2000, we had mortgage debt outstanding of $27.1 million and had consolidated real estate facilities with a book value of $3.6 billion. We have not financed our acquisitions with debt and generally our borrowings have increased through the assumption of pre-existing debt on acquired real estate facilities, including $100 million in debt assumed in connection with the merger with Storage Trust.

         During the first quarter of 2000, one of our operating partnerships issued $240.0 million of 9.5% Series N Cumulative Redeemable Perpetual Preferred Units (issued March 17, 2000) and $75.0 million of 9.125% Series O Cumulative Redeemable Perpetual Preferred Units (issued March 29, 2000). During the third quarter of 2000, the partnership issued $50.0 million of 8.75% Series P Cumulative Redeemable Perpetual Preferred Units (issued August 11, 2000). The units are not redeemable during the first 5 years, thereafter, at our option, we can call the units for redemption at the issuance amount plus any unpaid distributions. The units are not redeemable by the holder. Subject to certain conditions, the Series N preferred units are convertible into shares of 9.5% Series N Cumulative Preferred Stock, the Series O preferred units are convertible into shares of 9.125% Series O Cumulative Preferred Stock of the Company and the Series P preferred units are convertible into shares of 8.75% Series P Cumulative Preferred Stock of the Company.

         DISTRIBUTION REQUIREMENTS: Our conservative distribution policy has been the principal reason for the Company's ability to retain significant operating cash flows which have been used to make additional investments and reduce debt.

         During the nine months ended September 30, 2000 and 1999, we distributed to common shareholders approximately 64.4% and 34.4% of our cash available from operations allocable to common shareholders, respectively. Distributions for both periods include regular common distributions of $0.22 per share per quarter. In addition, for the nine months ended September 30, 2000, a special distribution in the amount of $0.60 per common share (an aggregate of $78.4 million) was declared and paid. The amounts for the nine months ended September 30, 1999 do not reflect any special distribution, as a special distribution was declared in November 1999 in the amount of $0.65 in Equity Stock A or $0.62 in cash (an aggregate of $82.1 million was paid in the form of cash and our Equity Stock A) and reflected in distributions for the fourth quarter of 1999.

         The Company has declared a regular distribution payable on December 29, 2000 at $0.22 per common share, and does not expect to make any additional special distributions in calendar 2000. However, we expect to increase our common distribution in 2001 and beyond from the level of our regularly quarterly distribution level of $0.22 per common share assuming a continuation of our increasing level of taxable income. These increased distributions will be in the form of special distributions of cash or securities, an increase in the regular quarterly common distribution, or a combination thereof.

         During the nine months ended September 30, 2000, we paid cash dividends totaling $75,110,000 to the holders of our Senior Preferred Stock and $7,590,000 to the holders of Equity Stock, Series A. We estimate the regular distribution requirements for fiscal 2000 with respect to Senior Preferred Stock outstanding at September 30, 2000 to be approximately $100.2 million. With respect to the Equity Stock, Series A, the prorated annual distribution for 2000 (assuming at least $0.49 is paid per common share) is approximately $10.3 million.

         During the nine months ended September 30, 2000, we paid dividends totaling $247,141,000 to the holders of our common stock which includes a special distribution of approximately $82,086,000 related to fiscal 1999. The special distribution was paid on January 14, 2000 to our common shareholders and consisted of $38,076,000 in cash and $44,010,000 in the issuance of depositary shares of Equity Stock, Series A. As of September 30, 2000 we paid cash dividends totaling $156,500,000 to common shareholders and $8,555,000 to Class B common shareholders. Distributions with respect to the classes of common stock will be determined based upon our REIT distribution requirements after taking into consideration distributions to the Company's preferred shareholders.

         PREFERRED OPERATING PARTNERSHIP UNIT DISTRIBUTION REQUIREMENTS: For the three and nine months ended September 30, 2000, the holders of these preferred units were paid in aggregate approximately $8,018,000 and $16,354,000, respectively, in distributions, which represented a pro rated dividend for the period the units were outstanding. We estimate that the annual distribution requirement for the preferred operating partnership units outstanding at September 30, 2000 will be approximately $34.0 million.

         CAPITAL IMPROVEMENT REQUIREMENTS: During 2000, we have budgeted approximately $26.5 million for capital improvements. During the nine months ended September 30, 2000, we incurred capital improvements of approximately $16,605,000.

         DEBT SERVICE REQUIREMENTS: We do not believe we have any significant refinancing risks with respect to our notes payable, all of which is fixed rate. At September 30, 2000, we had total outstanding notes payable of $160,723,000. Approximate principal maturities of notes payable at September 30, 2000 are as follows:

                                   Unsecured
                                 Senior Notes    Mortgage debt       Total
                                 ------------    -------------   ------------
                                            (Amounts in thousands)

2000 (remainder of)..........      $   4,375      $       382      $    4,757
2001.........................          9,500            2,910          12,410
2002.........................         24,450            3,530          27,980
2003.........................         35,900            3,585          39,485
2004.........................         25,800           15,063          40,863
Thereafter...................         33,600            1,628          35,228
                                 ------------    -------------   ------------
                                   $ 133,625      $    27,098      $  160,723
                                 ============    =============   ============
Weighted average rate........           7.4%            10.3%            7.9%
                                 ============    =============   ============

         REPURCHASES OF THE COMPANY'S COMMON STOCK: As previously announced, the Company's Board of Directors authorized the repurchase from time to time of up to 15,000,000 shares of the Company's common stock on the open market or in privately negotiated transactions. In the quarter ended September 30, 2000, the Company repurchased a total of 60,300 shares, for a total aggregate cost of approximately $1.4 million. From the initial authorization through September 30, 2000, the Company repurchased a total of 10,309,227 shares of common stock at an aggregate cost of approximately $245.8 million. From October 1, 2000 through October 27, 2000, the Company repurchased 25,000 shares at an aggregate cost of approximately $0.6 million.

         ACQUISITION AND DEVELOPMENT OF FACILITIES: In the nine months ended September 30, 2000, we have acquired two commercial facilities and eight storage facilities at an aggregate cost of approximately $41.9 million. In addition, on September 15, 2000, we acquired the remaining ownership interests in an affiliated partnership, of which we are the general partner, for an aggregate acquisition cost of $81,169,000, consisting of cash of $66,776,000 and the reduction of our pre-existing investment in the amount of $14,393,000. This affiliated partnership owned 13 self-storage facilities.

         As previously announced, in April 1997, we formed a joint venture partnership with an institutional investor for the purpose of developing up to $220 million of self-storage facilities. The joint venture is funded solely with equity capital consisting of 30% from us and 70% from the institutional investor. Our share of the cost of the real estate in the joint venture is approximately $68.6 million at September 30, 2000.

         As of September 30, 2000, the joint venture had 46 operating facilities, with 2,787,000 net rentable square feet and total development costs of approximately $222.7 million. As of September 30, 2000, the joint venture is developing one additional project (approximately 93,000 net rentable square feet) that was in process, with total costs incurred of $6.0 million and estimated remaining costs to complete of $1.0 million.

         In November 1999, we formed a second joint venture partnership for the development of approximately $100 million of self-storage facilities. The venture is funded solely with equity capital consisting of 51% from us and 49% from the joint venture partner. At September 30, 2000, the second development joint venture was committed to develop 14 facilities (approximately 932,000 net rentable sq. ft.) with an estimated development cost of approximately $64.4 million, of which 10 facilities (approximately 632,000 net rentable sq. ft.) were completed at an aggregate cost of approximately $45.3 million. As of September 30, 2000, the second development joint venture is developing four additional projects (approximately 300,000 net rentable square feet) that were in process, with total costs incurred of $11.6 million and estimated remaining costs to complete of $7.6 million. We have submitted 10 additional facilities for approval with total estimated costs of approximately $47.4 million; we have incurred approximately $20.9 million through September 30, 2000 with respect to these 10 projects. Upon approval, these projects will be transferred to the joint venture and the joint venture partner will contribute its 49% share.

         We currently have a development "pipeline" of 94 self storage facilities, combination facilities, and expansions to existing self storage facilities with an aggregate estimated cost of approximately $533 million. Approximately $191 million of development cost is incurred as of September 30, 2000. We have acquired the land for 59 of these projects, which have an aggregate estimated cost of approximately $335 million, and costs incurred as of September 30, 2000 of approximately $185 million.

         The development and fill-up of these storage facilities is subject to significant contingencies. However, we estimate that the total remaining spending of these projects of approximately $342 million will be incurred over the next 24 - 28 months. The following table sets forth our development pipeline and a range of estimated opening dates for these projects:


                                      Number    Total Estimated    Total Cost Incurred     Estimated Time
                                       of            Cost of         through September   Frames of Facility
                                    Facilities    Development            30, 2000             Openings
                                    ----------  ---------------    --------------------  ------------------
Development  - Land  Acquired  at
---------------------------------
9/30/00
-------
Self-storage facilities........         22        $127,214,000            $73,137,000      Q4 `00 - Q4 `01
Expansions of existing
    self-storage facilities....         18          51,568,000             20,094,000      Q4 `00 - Q4 `01
Combination facilities.........         19         155,798,000             91,830,000      Q4 `00 - Q4 `01
                                    ----------  ---------------    --------------------
     Total.....................         59         334,580,000            185,061,000
                                    ----------  ---------------    --------------------
Potential  Development - Land to
--------------------------------
be Acquired After 9/30/00
-------------------------
Self-storage facilities -
    development starts estimated
    by 6/30/01.................         22        $131,641,000             $4,428,000
Self-storage facilities -
    development starts estimated
    after 6/30/01..............          3          24,642,000                201,000       After Q2 `02
Expansions of existing
    self-storage facilities....          5          10,143,000                184,000      Q1 `02 - Q2 `02
Combination facilities.........          5          32,035,000                708,000      Q1 `02 - Q2 `02
                                    ----------  ---------------    --------------------
     Total.....................         35         198,461,000              5,521,000
                                    ----------  ---------------    --------------------
     Totals....................         94        $533,041,000           $190,582,000
                                    ==========  ===============    ====================

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

         FUNDS FROM OPERATIONS: Total funds from operations or "FFO" increased to $338,922,000 for the nine months ended September 30, 2000 compared to $317,232,000 for the same period in 1999. FFO available to common shareholders (after deducting preferred stock dividends but before deducting Equity Stock A dividends) increased to $263,812,000 for the nine months ended September 30, 2000 compared to $247,466,000 for the same period in 1999. FFO means net income or (loss) (computed in accordance with generally accepted accounting principles) before: (i) gain or (loss) on early extinguishment of debt, (ii) minority interest in income and (iii) gain or (loss) on the disposition of real estate, adjusted as follows: (a) plus depreciation and amortization (including our pro-rata share of depreciation and amortization of unconsolidated equity interests and amortization of assets acquired in a merger, including property management agreements and goodwill), and (b) less FFO attributable to minority interest.

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

ITEM 3.  QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK
-------------------------------------------------------------------

         To limit our exposure to market risk, we principally finance our operations and growth with permanent equity capital, consisting of either common or preferred stock. At September 30, 2000, our debt as a percentage of total shareholders' equity (based on book values) was 4.4%.

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

         Our market risk sensitive instruments include notes payable, which totaled $160.7 million at September 30, 2000. Substantially all of the Company's notes payable bear interest at fixed rates. See Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources for approximate principal maturities of the notes payable as of September 30, 2000.

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

3.30 Certificate of Determination for 8.75% Cumulative Preferred Stock, Series P. Filed with Registrant's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2000 and incorporated herein by reference.

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

10.31 Amendment to Amended and Restated Agreement of Limited Partnership of PSA Institutional Partners, L.P. among PS Texas Holdings, Ltd. and the Limited Partners dated as of August 11, 2000. Filed with Registrant's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2000 and incorporated herein by reference.

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





                        DATED: November 6, 2000

                        PUBLIC STORAGE, INC.


                        BY:    /s/ John Reyes
                               --------------
                               John Reyes
                               Senior Vice President and Chief Financial Officer (Principal financial officer and duly authorized officer)