Form 10-K
period 2000-12-31
PUBLIC STORAGE INC /CA
filed 2001-03-19
CIK 318380

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K


[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2000
                                  -----------------

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

Securities registered pursuant to Section 12(b) of the Act:

                                                                                          Name of each exchange
                                  Title of each class                                      on which registered
--------------------------------------------------------------------------------     --------------------------------
10% Cumulative Preferred Stock, Series A, $.01 par value........................         New York Stock Exchange
9.20% Cumulative Preferred Stock, Series B, $.01 par value......................         New York Stock Exchange
Adjustable Rate Cumulative Preferred Stock, Series C, $.01 par value............         New York Stock Exchange
9.50% Cumulative Preferred Stock, Series D, $.01 par value......................         New York Stock Exchange
10% Cumulative Preferred Stock, Series E, $.01 par value........................         New York Stock Exchange
9.75% Cumulative Preferred Stock, Series F, $.01 par value......................         New York Stock Exchange
Depositary Shares Each Representing 1/1,000 of a Share of 8-7/8% Cumulative
     Preferred Stock, Series G, $.01 par value..................................         New York Stock Exchange
Depositary Shares Each Representing 1/1,000 of a Share of 8.45% Cumulative
     Preferred Stock, Series H, $.01 par value..................................         New York Stock Exchange
Depositary Shares Each Representing 1/1,000 of a Share of 8-5/8% Cumulative
     Preferred Stock, Series I, $.01 par value..................................         New York Stock Exchange
Depositary Shares Each Representing 1/1,000 of a Share of 8% Cumulative
     Preferred Stock, Series J, $.01 par value..................................         New York Stock Exchange
Depositary Shares Each Representing 1/1,000 of a Share of 8-1/4% Cumulative
     Preferred Stock, Series K, $.01 par value..................................         New York Stock Exchange
Depositary Shares Each Representing 1/1,000 of a Share of 8-1/4% Cumulative
     Preferred Stock, Series L, $.01 par value..................................         New York Stock Exchange
Depositary Shares Each Representing 1/1,000 of a Share of 8.75% Cumulative
     Preferred Stock, Series M, $.01 par value..................................         New York Stock Exchange
Depositary Shares Each Representing 1/1,000 of a Share of 8.600% Cumulative
     Preferred Stock, Series Q, $.01 par value..................................         New York Stock Exchange

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

                                [ X ] Yes [ ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to the Form 10-K. [ ]

The aggregate market value of the voting stock held by non - affiliates of the registrant as of March 14, 2001:

Common Stock, $0.10 Par Value - $2,027,903,807 (computed on the basis of $25.85 per share which was the reported closing sale price of the Company's Common Stock on the New York Stock Exchange on March 14, 2001).

Depositary Shares Each Representing 1/1,000 of a Share of Equity Stock, Series A, $.01 Par Value - $106,048,536 (computed on the basis of $24.70 per share which was the reported closing sale price of the Depositary Shares Each Representing 1/1,000 of a Share of Equity Stock, Series A on the New York Stock Exchange on March 14, 2001)

The number of shares outstanding of the registrant's classes of common stock as of March 15, 2001:

Common Stock, $.10 Par Value - 120,287,574 shares
-------------------------------------------------

Class B Common Stock, $.10 Par Value - 7,000,000 shares
-------------------------------------------------------

Depositary Shares Each Representing  1/1,000 of a Share of Equity Stock,  Series
--------------------------------------------------------------------------------
A, $.01 Par Value - 5,635,602 depositary shares  (representing  5,635.602 shares
--------------------------------------------------------------------------------
of Equity Stock, Series A)
--------------------------

Equity Stock, Series AA, $.01 Par Value - 225,000 shares
--------------------------------------------------------

Equity Stock, Series AAA, $.01 Par Value - 4,289,544 shares
-----------------------------------------------------------

                       DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the proxy statement to be filed in connection with the annual shareholders' meeting to be held in 2001 are incorporated by reference into Part III.

                                     PART I

ITEM 1.  BUSINESS

FORWARD LOOKING STATEMENTS
--------------------------

         When used within this document, the words "expects," "believes," "anticipates," "should," "estimates," and similar expressions are intended to identify "forward-looking statements" within the meaning of that term in Section 27A of the Securities Exchange Act of 1933, as amended, and in Section 21F of the Securities Exchange Act of 1934, as amended. Such forward-looking statements involve known and unknown risks, uncertainties, and other factors, which may cause the actual results and performance of the Company to be materially different from those expressed or implied in the forward looking statements. Such factors include the impact of competition from new and existing storage and commercial facilities, which could impact rents and occupancy levels at the Company's facilities; the Company's ability to evaluate, finance and integrate acquired and developed properties into the Company's existing operations; the Company's ability to effectively compete in the markets that it does business in; the impact of the regulatory environment as well as national, state, and local laws and regulations including, without limitation, those governing Real Estate Investment Trusts; the acceptance by consumers of the containerized storage concept; the impact of general economic conditions upon rental rates and occupancy levels at the Company's facilities; and the availability of permanent capital at attractive rates.

GENERAL
-------

         Public  Storage,   Inc.  (the  "Company")  is  an  equity  real  estate
investment trust ("REIT") organized as a corporation under the laws of California on July 10, 1980. We are a fully integrated, self-administered and self-managed real estate investment trust ("REIT") that acquires, develops, owns and operates storage facilities. We are the largest owner and operator of storage space in the United States with direct and indirect equity investments in 1,361 storage facilities containing approximately 81.3 million square feet of net rentable space at December 31, 2000. Our common stock is traded on the New York Stock Exchange under the symbol "PSA". We also have a significant ownership in PS Business Parks, Inc., which, as of December 31, 2000, owned 140 commercial properties containing approximately 12.6 million rentable square feet of space. PS Business Parks, Inc. is a public REIT whose common stock trades on the American Stock Exchange under the symbol "PSB."

         We have elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended. To the extent that the Company continues to qualify as a REIT, it will not be subject to tax, with certain limited exceptions, on the taxable income that is distributed to our shareholders.

MANAGEMENT
----------

         Our senior management team is headed by B. Wayne Hughes (67), who is Chairman and Chief Executive Officer. Mr. Hughes established the Public Storage Organization in 1972 and has successfully managed the Company through several market cycles. Our executive management includes: Harvey Lenkin (64), President; John Reyes (40), Senior Vice President and Chief Financial Officer; Carl B. Phelps (62), Senior Vice President - Real Estate; and Marvin M. Lotz (58), Senior Vice President - Operations.

         Our senior management has a significant ownership position in the Company with executive officers, directors and their families owning approximately 41.4 million shares or 34.4% of the common stock as of March 15, 2001.

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

COMPETITION
-----------

         Competition in the market areas in which we operate is significant and affects the occupancy levels, rental rates and operating expenses of certain of our facilities. Recent increases in the number of openings of newly developed storage facilities have intensified the competition among storage operators in many market areas in which we operate. Over the past six months, however, we believe that the development of new storage facilities in many of the markets in which we operate has decreased.

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

BUSINESS ATTRIBUTES
-------------------

         We  believe  that  the  Company   possesses  several  primary  business
attributes which differentiate us from our competitors:

         COMPREHENSIVE  DISTRIBUTION  SYSTEM AND NATIONAL TELEPHONE  RESERVATION
SYSTEM:  Our  facilities  are  part  of  a  comprehensive   distribution  system
encompassing standardized procedures, integrated reporting and information networks and centralized marketing. This distribution system is designed to maximize revenue through pricing and occupancy.

         A significant component of our distribution system is our national telephone reservation center, which was implemented in 1996 and 1997 in order to provide added customer service and maximize utilization of available storage space. Customers calling either the toll-free telephone referral system, (800) 44-STORE, or a storage facility, are directed to the national reservation system. A representative discusses with the customer space requirements, price and location preferences and also informs the customer of other products and services provided by the Company and its subsidiaries. We believe that the national telephone reservation system has enhanced our ability to effectively market storage space and is primarily responsible for the occupancy increases since its inception in 1996, as well as increased realized rental rates experienced at the storage facilities over the same period of time.

         CONTAINERIZED STORAGE OPTION: Historically, we offered storage spaces for rent through our traditional storage facilities whereby customers would transport their goods to the facility and rent a space to store their goods. In late 1996, we organized Public Storage Pickup and Delivery, Inc. as a separate corporation and a related partnership (the corporation and partnership are collectively referred to as "PSPUD") to operate storage facilities that rent portable storage containers to customers for storage in central facilities.

         The concept of PSPUD is to provide an alternative to a traditional storage facility. PSPUD delivers a storage container(s) to the customer's location where the customer, at his convenience, packs his goods into the storage container. PSPUD will subsequently return to the customer's location to retrieve the storage container(s) for storage in a central facility. At December 31, 2000, PSPUD had 41 facilities in operation.

         RETAIL  OPERATIONS:  The Company  has  historically  sold retail  items associated with the storage business and rented trucks at its storage facilities. In order to further supplement and strengthen the existing self-storage business by further meeting the needs of storage customers, the Company has expanded its retail activities over the last few years.

         In addition, full-service retail stores have been retrofitted to some existing storage facility rental offices or "built-in" as part of the development of new storage facilities, both in high traffic, high visibility locations. The strategic objective of these retail stores is to provide a retail environment to (i) rent spaces for the attached storage facility, (ii) rent spaces for the other Public Storage facilities in adjacent neighborhoods, (iii) sell locks, boxes and packing materials and (iv) rent trucks and other moving equipment.

         ECONOMIES OF SCALE: We are the largest provider of storage space in the industry. As of December 31, 2000, we operated 1,361 storage facilities in which we have an interest and managed 35 storage facilities for third parties in 37 states. At December 31, 2000, we had over 668,000 spaces rented. The size and scope of the operations have enabled us to achieve a consistently high level of profit margins and low level of administrative costs relative to revenues.

         BRAND NAME RECOGNITION: Our operations are conducted under the "Public Storage" brand name, which we believe is the most recognized and established name in the storage industry. Our storage operations are conducted in 37 states, giving us national recognition and prominence. We focus our operations within those states in the major metropolitan markets. This concentration establishes us as one of the dominant providers of storage space in each market that we operate in and enables us to use a variety of promotional activities, such as radio advertising as well as targeted discounting and referrals and, to a lesser extent, television advertising, which are generally not economically viable for our competitors.

GROWTH STRATEGIES
-----------------

         Our growth strategies consist of: (i) improving the operating performance of our stabilized existing traditional self-storage properties, (ii) increasing our ownership of storage facilities through additional investments,
(iii) improving the operating performance of the containerized storage operations, and (iv) participating in the growth of PS Business Parks, Inc. Major elements of these strategies are as follows:

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

         ACQUIRE PROPERTIES OPERATED AND PARTIALLY OWNED BY THE COMPANY: In addition to the 618 wholly owned storage facilities, we also operate, on behalf of approximately 46 ownership entities in which we have a partial equity interest, 743 storage facilities under the "Public Storage" name. From time to time, some of these storage facilities or interests in them are available for purchase, providing us with a source of additional acquisition opportunities. We believe these properties include some of the better-located and better-constructed storage facilities in the industry. Because we manage these properties, we have reliable operating information prior to acquisition and these properties are easily integrated into our portfolio.

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

         However,  with the  exception  of the March 1999  merger  with  Storage
Trust, our investments in new facilities have primarily been through development, rather than acquisitions of real estate facilities. We believe the development of real estate facilities described below is more attractive under current market conditions.

         DEVELOP PROPERTIES IN SELECTED MARKETS: Since 1995, the Company and its joint venture partnerships (described below) have opened a total of 81 facilities, including 19 facilities in 1998, 24 facilities in 1999, and 27 facilities in 2000. As of December 31, 2000, the Company and the second joint venture partnership have a development "pipeline" of 110 self-storage facilities, combination facilities (described below), and expansions to existing storage facilities with an aggregate estimated cost of approximately $628 million. Development of these facilities is subject to significant contingencies. The Company continues to seek attractive sites for development of additional storage facilities.

         In April 1997, we formed a joint venture partnership with an institutional investor to participate in the development of approximately $220 million of storage facilities. At December 31, 2000, the joint venture had completed construction of 47 storage facilities with a total cost of approximately $231.5 million and was fully committed. The joint venture is funded solely with equity capital consisting of 30% from the Company and 70% from the institutional investor.

         In November 1999, we formed a second joint venture partnership with a joint venture partner whose partners include an institutional investor and B. Wayne Hughes ("Mr. Hughes"), chairman and chief executive officer of the Company, to develop approximately $100 million of storage facilities. At December 31, 2000, the joint venture had completed construction on 11 storage facilities with a total cost of approximately $50.8 million, and had six facilities under construction with an aggregate cost incurred of approximately $23.8 million and total additional estimated cost to complete of approximately $13.1 million. The joint venture is funded solely with equity capital consisting of 51% from the Company and 49% from the joint venture partner. The term of the joint venture is 15 years. After six years the joint venture partner has the right to cause the Company to purchase the joint venture partner's interest for an amount necessary to provide it with a maximum return of 10.75% per year or less in certain circumstances. The joint venture partner provides Mr. Hughes with a fixed yield of approximately 8.0% per annum.

         CONTAINERIZED STORAGE: PSPUD operates the containerized storage operations. At December 31, 2000, PSPUD operated 41 facilities: 16 of the facilities are owned by the Company or PSPUD and the remainder of the facilities are leased from third parties. The Company and PSPUD anticipate developing 26 facilities that combine containerized storage and traditional miniwarehouse space in the same location ("Combination Facilities") to replace existing third-party leased facilities in the next twelve months, which will reduce third-party lease expense. In addition, the Company anticipates converting 19 existing miniwarehouse facilities into Combination Facilities in the next twelve months. We believe that Combination Facilities offer efficiencies and a more effective method to meet customers' needs than a stand-alone containerized storage facility. We expect that, upon completion of our combination facility development program, substantially all of the containerized storage facilities will be operated in Combination Facilities.

         The rate of fill-up varies from facility to facility. As with the traditional self-storage facilities, PSPUD believes that the containerized storage business experiences seasonal fluctuations in occupancy levels with occupancies generally higher in the summer months than in winter months. There can be no assurances as to the level of PSPUD's expansion, level of gross rentals, level of move-outs or profitability.

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

         At December 31, 2000, PSB owned 140 properties located in 9 states. The Operating Partnership also manages the commercial space owned by the Company and affiliated entities. As of December 31, 2000, the Company and certain partnerships in which the Company has a controlling interest owned approximately 42% of the common equity interest of PSB.

FINANCING OF THE COMPANY'S GROWTH STRATEGIES
--------------------------------------------

          PERMANENT CAPITAL: We have and expect to continue to fund our growth strategies primarily through the use of permanent capital. Permanent capital has generally consisted of retained operating cash flows and the issuance of common, preferred and equity stock, and preferred operating partnership units.

          UNSECURED CREDIT FACILITY: We currently have a $150 million unsecured credit facility with a bank group led by Wells Fargo Bank, which we use as a temporary source of acquisition financing. We seek to ultimately finance all acquisitions with permanent capital to eliminate refinancing and interest rate risk. As of March 15, 2001, the Company had no outstanding borrowings on this credit facility.

          DEVELOPMENT JOINT VENTURE FINANCING: The Company has entered into two separate development joint venture partnerships since 1997 in order to provide development financing.

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

                                                            At December 31, 2000
                                          -----------------------------------------------------------
                                                 Number of                  Net Rentable Square Feet
                                           Real Estate Facilities                (in thousands)
                                          --------------------------       --------------------------
                                            Storage      Commercial          Storage      Commercial
                                          -----------    -----------       -----------    -----------
Consolidated facilities:
  Wholly-owned by the company                   618               6          37,853              394
  Owned by controlled entities                  629               -          36,717                -
                                          -----------    -----------       -----------    -----------
                                              1,247               6          74,570              394
                                          -----------    -----------       -----------    -----------
Facilities owned by unconsolidated entities:
  Institutional partnerships                     13               -             855                -
  Development Joint Venture                      47               -           2,879                -
  PSB                                             -             140               -           12,626
  Other                                          54               -           2,998                -
                                          -----------    -----------       -----------    -----------
                                                114             140           6,732           12,626
                                          -----------    -----------       -----------    -----------
        Totals                                1,361             146          81,302           13,020
                                          ===========    ===========       ===========    ===========

FACILITIES OWNED BY CONTROLLED ENTITIES
---------------------------------------

         In addition to our direct ownership of 618 storage facilities and six commercial facilities, at December 31, 2000, we had controlling ownership interests in 35 partnerships owning in aggregate 629 storage facilities. Because of our controlling interest in each of these partnerships, we consolidate the assets, liabilities, and results of operations of these partnerships on the Company's financial statements.

FACILITIES OWNED BY UNCONSOLIDATED ENTITIES
-------------------------------------------

         At December 31, 2000, we had ownership interests in PSB and 11 limited partnerships (collectively the "Unconsolidated Entities"). Our ownership interest in these entities is less than 50%. Due to the Company's limited ownership interest and control of these entities, we do not consolidate the accounts of these entities for financial reporting purposes and account for such investments using the equity method.

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

         Under covenants of the credit facility, we are required to (i) maintain a balance sheet leverage ratio (as defined) of less than 0.40 to 1.00, (ii) maintain net income of not less than $1.00 for each fiscal quarter, (iii) maintain certain cash flow and interest coverage ratios (as defined) of not less than 1.0 to 1.0 and 5.0 to 1.0, respectively and (iv) maintain a minimum total shareholders' equity (as defined). In addition, we are limited in our ability to incur additional borrowings (we are required to maintain unencumbered assets with an aggregate book value equal to or greater than three times our unsecured recourse debt) or sell assets. There were no borrowings outstanding under the credit facility at March 15, 2001.

         As of December 31, 2000, we had notes payable of approximately $156.0 million. See Note 7 to the consolidated financial statements for a summary of the Company's borrowings at December 31, 2000.

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

         Without the consent of the holders of a majority of each of the series of Senior Preferred Stock, we will not take any action that would result in a ratio of "Debt" to "Assets" (the "Debt Ratio") in excess of 50%. As of December 31, 2000, the Debt Ratio was approximately 3.0%. "Debt" means the liabilities (other than "accrued and other liabilities" and "minority interest") that should, in accordance with generally accepted accounting principles, be reflected on the Company's consolidated balance sheet at the time of determination. "Assets" means the Company's total assets before a reduction for accumulated depreciation and amortization that should, in accordance with generally accepted accounting principles, be reflected on the consolidated balance sheet at the time of determination.

         Our bank and senior unsecured debt agreements contain various financial covenants, including limitations on the level of indebtedness of 30% of total capitalization, as defined, and the prohibition of the payment of dividends upon the occurrence of an event of default, as defined.

OTHER BUSINESS ACTIVITIES
-------------------------

         A corporation owned by Mr. Hughes and members of his family (the "Hughes Family") reinsures policies against losses to goods stored by tenants in the Company's storage facilities. We believe that the availability of insurance reduces the potential liability of the Company to tenants for losses to their goods from theft or destruction. This corporation receives the premiums and bears the risks associated with the re-insurance. The Company has entered into an agreement to acquire this corporation for Common Stock. This agreement is subject to certain conditions.

         A subsidiary of the Company sells locks and boxes and rents trucks to the general public and tenants to be used in securing their spaces and moving their goods. We believe that the availability of locks and boxes for sale and the rental of trucks promote the rental of spaces. The Hughes Family owns the balance of the equity of this subsidiary, representing all of the voting stock.

EMPLOYEES
---------

         There are approximately 4,600 persons who render services on behalf of the Company, primarily personnel engaged in property operation, substantially all of whom are employed by a clearing company that provides certain administrative and cost-sharing services to the Company and other owners of properties operated by the Company.

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

         On December 17, 1999, the Work Incentives Improvement Act of 1999 (the "Act"), which included certain provisions affecting REITs, was enacted. The REIT provisions of the Act generally are effective for taxable years beginning after December 31 , 2000. The Act was intended to ease the restrictions on a REIT's ability to own the stock of taxable companies. The Act allows REITs to own up to 100% of the stock of companies that have made a joint election with the REIT to be treated as "taxable REIT subsidiaries" ("TRS"). A TRS will be subject to federal income tax on income as a regular corporation. Under prior law, a REIT generally could not own more than 10% voting securities of other issuers. Under the Act, the prior law 10% voting securities test was expanded so that REITs also are prohibited from owing more than 10% of the value of outstanding securities of any one corporate issuer, except for companies that elect to be treated as TRSs or companies that qualify for certain grandfather provisions in the Act.

         An important effect of the Act is that TRSs are permitted to offer noncustomary services to the tenants of the REIT (such services could be provided under prior law only by "independent contractors" from which the REIT could not earn any income). TRSs also are able to engage in other income producing activities that typically had been undertaken by REITs only through entities in which a REIT could have a substantial economic interest, but was limited to a 10% or less voting interest. The Act includes certain limitations that prevent income shifting between a REIT and its TRS, in a effort to ensure that TRSs in fact are taxable on the income that they earn. In addition, under prior law, a REIT could not own securities of any single issuer with a value in excess of 5% of the value of all the assets of the REIT. The Act also relaxed this limitation, so that a REIT may own a TRS (or TRSs), so long as (1) the aggregate value of the TRSs, when combined with all other non-REIT assets, does not exceed 25% of the value of all assets of the REIT. The Company and certain affiliates will jointly make the TRS election.

INSURANCE
---------

         We believe that our properties are adequately insured. Our facilities have historically carried comprehensive insurance, including fire, earthquake, liability and extended coverage from nationally recognized carriers.

ITEM 2.  PROPERTIES

         At December 31, 2000, we had direct and indirect ownership interests in 1,361 storage facilities located in 37 states:

                                              At December 31, 2000
                                   ------------------------------------------
                                   Number of Storage      Net Rentable Square
                                     Facilities (a)       Feet (in Thousands)
                                   -----------------      -------------------
California:
     Northern                              138                     7,704
     Southern                              158                    10,022
Texas                                      164                    10,766
Florida                                    137                     8,049
Illinois                                    93                     5,647
Georgia                                     62                     3,626
Colorado                                    50                     3,137
Washington                                  39                     2,466
Missouri                                    37                     2,128
Virginia                                    37                     2,247
New Jersey                                  37                     2,178
Maryland                                    36                     2,043
New York                                    32                     1,885
Ohio                                        31                     1,899
Oregon                                      25                     1,171
Tennessee                                   25                     1,494
North Carolina                              24                     1,266
South Carolina                              24                     1,082
Kansas                                      22                     1,278
Nevada                                      22                     1,409
Alabama                                     21                       838
Other states (17 states)                   147                     8,967
                                   -----------------      -------------------
     Totals                              1,361                    81,302
                                   =================      ===================

         (a) Includes 1,247 facilities owned by the Company and entities controlled by the Company. The remaining 114 facilities are owned by entities in which the Company has an interest; however, the Company doesn't have a controlling interest in such entities. See
              Schedule III for 2000 for a complete list of properties consolidated by the Company.

         Our facilities are generally operated to maximize cash flow through the regular review and, when warranted by market conditions, adjustment of scheduled rents. For the year ended December 31, 2000, the weighted average occupancy level and the weighted average annual realized rent per rentable square foot for our storage facilities were approximately 89.5% and $10.47, respectively. Included in the 1,361 storage facilities are 70 recently developed storage facilities, substantially all of which were in the fill-up stage in the year ended December 31, 2000. None of our facilities involves 1% or more of the Company's total assets, gross revenues or net income.

         STORAGE FACILITIES: Storage facilities, which comprise the majority of our investments (approximately 93% based on rental income), are designed to offer accessible storage space for personal and business use at a relatively low cost. A user rents a fully enclosed space which is for the user's exclusive use and to which only the user has access on an unrestricted basis during business hours. On-site operation is the responsibility of resident managers who are supervised by area managers. Some storage facilities also include rentable uncovered parking areas for vehicle storage, as well as space for portable storage containers. Leases for storage facilities space may be on a long-term or short-term basis, although typically spaces are rented on a month-to-month basis. Rental rates vary according to the location of the property and the size of the storage space. All of our storage facilities are operated under the "Public Storage" name.

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

         COMMERCIAL PROPERTIES: In addition to our interest in 1,361 storage facilities, we have an interest in PSB, which, as of December 31, 2000, owned 140 commercial facilities with 12.6 million net rentable square feet. We also own, either directly or through entities we control, an interest in six commercial properties. We may invest in all types of real estate. Most of our non-storage facilities investments are interests in business parks and low-rise office buildings, primarily through our investment in PSB. A commercial property may include both industrial and office space. Industrial space may be used for, among other things, light manufacturing and assembly, storage and warehousing, distribution and research and development activities. We believe that most of the office space is occupied by tenants who are also renting industrial space. The remaining office space is used for general office purposes. A commercial property may also include facilities for commercial uses such as banks, travel agencies, restaurants, office supply shops, professionals or other tenants providing services to the public. The amount of retail space in a commercial property is not expected to be significant.

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

ITEM 3.  LEGAL PROCEEDINGS

         Marsh/Forest Lockers, Ltd. V. Public Storage, Inc. et al (No. DV9907001
         --------------------------------------------------------
in Judicial District Court of Dallas County, Texas)

         In September 1999 Marsh/Forest Lockers, Ltd. commenced an action claiming that a predecessor of the Company had breached a contract with Marsh/Forest Lockers, Ltd. relating to the purchase of a property by failing to pay certain amounts allegedly due under an earn-out clause contained in the contract and by failing to maximize the profits of the property. Although not specified in the pleadings, Marsh/Forest Lockers, Ltd. has recently asserted various tort claims indicating they will seek total actual and punitive damages for up to $17 million. The Company believes it has meritorious defenses to the claims and is vigorously defending the lawsuit.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Company did not submit any matter to a vote of security holders in the fourth quarter of the fiscal year ended December 31, 2000.

ITEM 4A. EXECUTIVE OFFICERS OF THE COMPANY

         The following is a biographical summary of the executive officers of the Company:

         B. Wayne Hughes, age 67, has been a director of the Company since its organization in 1980 and was President and Co-Chief Executive Officer from 1980 until November 1991 when he became Chairman of the Board and sole Chief Executive Officer. Mr. Hughes was Chairman of the Board and Chief Executive Officer from 1990 until March 1998 of Public Storage Properties XI, Inc., which was renamed PS Business Parks, Inc. ("PSB"), an affiliated REIT. From 1989-90 until the respective dates of merger, he was Chairman of the Board and Chief Executive Officer of 18 affiliated REITs that were merged into the Company between September 1994 and May 1998 (collectively, the "Merged Public Storage REITs"). Mr. Hughes has been active in the real estate investment field for over 30 years. He is the father of B. Wayne Hughes, Jr., a director of the Company.

         Harvey Lenkin, age 64, became President and a director of the Company in November 1991. Mr. Lenkin has been employed by the Company for 23 years. He has been a director of PSB since March 1998 and was President of PSB from 1990 until March 1998. Mr. Lenkin was President of the Merged Public Storage REITs from 1989-90 until the respective dates of merger and was also a director of one of those REITs, Storage Properties, Inc. ("SPI"), from 1989 until June 1996. He is a member of the Board of Governors of the National Association of Real Estate Investment Trusts, Inc. (NAREIT).

         Marvin M. Lotz, age 58, became a director of the Company in May 1999. Mr. Lotz has been a Senior Vice President of the Company since November 1995 and President of the Property Management Division since 1988 with overall responsibility for Public Storage's mini-warehouse operations. He had overall responsibility for the Company's property acquisitions from 1983 until 1988.

         John Reyes, age 40, a certified public accountant, joined the Company in 1990 and was Controller of the Company from 1992 until December 1996 when he became Chief Financial Officer. He became a Vice President of the Company in November 1995 and a Senior Vice President of the Company in December 1996. From 1983 to 1990, Mr. Reyes was employed by Ernst & Young.

         Carl B. Phelps, age 62, became a Senior Vice President of the Company in January 1998 with overall responsibility for property acquisition and development. From June 1991 until joining the Company, he was a partner in the law firm of Andrews & Kurth, L.L.P., which performed legal services for the Company. From December 1982 through May 1991, his professional corporation was a partner in the law firm of Sachs & Phelps, then counsel to the Company.

         Bahman Abtahi, age 57, joined the Company in July 1996 and was Senior Vice-President - Construction and Development of the Real Estate Division and a Vice President of the Company until May 2000 when he became a Senior Vice President of the Company. Mr. Abtahi has responsibility for all of Public Storage's construction and maintenance activities. Prior to joining the Company, he was a management consultant.

         Obren B. Gerich, age 62, a certified public accountant, has been a Vice President of the Company since 1980 and became Senior Vice President of the Company in November 1995. Mr. Gerich was Chief Financial Officer of the Company until November 1991. Mr. Gerich was Vice President and Secretary of the Merged Public Storage REITs from 1989-90 until the respective dates of merger.

         David Goldberg, age 51, became Senior Vice President and General Counsel of the Company in November 1995. Mr. Goldberg joined the Company's legal staff in June 1991. From December 1982 until May 1991, he was a partner in the law firm of Sachs & Phelps, then counsel to the Company.

         Ronald L. Harden, age 52, joined the Company in 1987 and became a Senior vice President of the Property Management Division in 1988, an Executive Vice President of the Property Management Division in August 1999 and a Senior Vice President of the Company in May 2000. Mr. Harden has administrative responsibility for Public Storage's overall property management activities in the mini-warehouse facilities system-wide. From 1983 until 1987, he was a partner and Chief Operating Officer for Good Lite Foods. From 1979 until 1983, Mr. Harden was employed by Taco Bell Restaurants, and his last position there was Division Operations Director with responsibility for 175 restaurants.

         W. David Ristig, age 52, rejoined the Company in August 1995 and was a Vice President of the Company until May 2000 when he became a Senior Vice President of the Company. Mr. Ristig has responsibility for Public Storage's land acquisition. He was previously employed by the Company from 1980 until 1984 and from 1986 until 1990 and was involved in property acquisition and development. From 1990 until August 1995, Mr. Ristig held positions as a loan officer with three companies in the mortgage banking industry.

         A. Timothy Scott, age 49, became Senior Vice President and Tax Counsel of the Company in November 1996. From June 1991 until joining the Company, he practiced tax law as a shareholder of the law firm of Heller, Ehrman, White and McAuliffe, counsel to the Company. Prior to June 1991, his professional corporation was a partner in the law firm of Sachs & Phelps, then counsel to the Company.

         David P. Singelyn, age 39, a certified public accountant, has been employed by the Company since 1989 and became Vice President and Treasurer of the Company in November 1995. Mr. Singelyn was Vice President and Controller of SPI from 1991 until June 1996. From 1987 to 1989, he was Controller of Winchell's Donut Houses, L.P.

         Sarah Hass, age 45, became Secretary of the Company in February 1992 and a Vice President of the Company in November 1995. She joined the Company's legal department in June 1991. From 1987 until May 1991, her professional corporation was a partner in the law firm of Sachs & Phelps, then counsel to the Company, and from April 1986 until June 1987, she was associated with that firm, practicing in the area of securities law. From September 1979 until September
1995, Ms. Hass was associated with the law firm of Rifkind & Sterling, Incorporated.

                                     PART II

ITEM 5.  MARKET  FOR THE  REGISTRANT'S  COMMON  EQUITY AND  RELATED  STOCKHOLDER
         MATTERS

a.       Market Price of the Registrant's Common Equity:

                  The Common Stock (NYSE:PSA) has been listed on the New York Stock Exchange since October 19, 1984 and on the Pacific Exchange since December 26, 1996. The Depositary Shares Each Representing 1/1,000 of a Share of Equity Stock, Series A (NYSE:PSAA) (see section d. below) have been listed on the New York Stock Exchange since February 14, 2000.

                  The following table sets forth the high and low sales prices of the Common Stock on the New York Stock Exchange composite tapes for the applicable periods.

                                                              Range
                                              ----------------------------------
         Year                 Quarter              High                 Low
      -----------           -----------       --------------       -------------
         1999                   1st            $    27-7/8          $    24-1/4
                                2nd                 29-3/8               23-3/16
                                3rd                 27-7/8               23-7/8
                                4th                 26                   21-1/8

         2000                   1st                 24-13/16             20-7/8
                                2nd                 24-7/8               21-1/4
                                3rd                 26-15/16             23-3/16
                                4th                 24-7/8               21-1/8

                  The following table sets forth the high and low sales prices of the Depositary Shares Each Representing 1/1,000 of a Share of Equity Stock, Series A on the New York Stock Exchange composite tapes for the applicable periods.

                                                              Range
                                              ----------------------------------
         Year                 Quarter               High                  Low
      -----------           -----------       --------------       -------------
         2000                    1st (a)       $    20-1/8          $   18-15/16
                                 2nd                22-3/4              19-1/4
                                 3rd                24-5/8              20-3/8
                                 4th                24                  22-1/16

                  (a) Commencing February 14, 2000.

                  As of March 13, 2001, there were approximately 21,168 holders of record of the Common Stock and approximately 15,853 holders of the Depositary Shares Each Representing 1/1,000 of a Share of Equity Stock, Series A.

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

                  For these purposes, FFO per share of Common Stock (as defined) was $2.59 for the year ended December 31, 2000.

c.       Dividends

                  We have paid quarterly distributions to our shareholders since 1981, our first full year of operations. Overall distributions of Common Stock for 2000 amounted to $184.1 million which includes a special distribution declared on August 30, 2000 to common shareholders of record as of September 15, 2000. The special distribution was paid in cash.

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

                  For Federal tax purposes, distributions to shareholders are treated as ordinary income, capital gains, return of capital or a combination thereof. For 2000, the dividends paid to the common shareholders ($1.48 per share), on all the various classes of preferred stock, and on Equity Stock, Series A were characterized as ordinary income and long-term capital gain. The quarterly breakdown is as follows:

TREATMENT OF DIVIDENDS PAID FOR 2000

                              1st Quarter      2nd Quarter      3rd Quarter      4th Quarter
                              -----------      -----------      -----------      -----------
Ordinary Income                  96.10%            95.79%          99.04%           99.96%
Long-term Capital Gain            3.90%             4.21%           0.96%            0.04%
                              -----------      -----------      -----------      -----------
Total                           100.00%           100.00%         100.00%          100.00%
                              ===========      ===========      ===========      ===========

                  In 1999, distributions to common shareholders were $1.53 for common shareholders who elected stock in a special dividend declared in 2000 and $1.50 for common shareholders who elected cash in the special dividend, and were all ordinary income. For 1998, the dividends paid to the common shareholders ($0.88 per share) and on all the various classes of preferred stock were all ordinary income for the first, third, and fourth quarter distributions. For the second quarter of 1998, 86.110% of the dividends were characterized as ordinary income and the remainder was characterized as capital gain.

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

                  In January 2000, we issued 4,300,555 depositary shares (2,200,555 shares as part of a special distribution declared on November 15, 1999 and 2,100,000 shares in a separate public offering) each representing 1/1,000 of a share of Equity Stock, Series A ("Equity Stock A"). In addition, in the second quarter of 2000, we issued 52,547 depositary shares of Equity Stock A to a related party in connection with the acquisition of real estate facilities. In December 2000, we issued 1,282,500 depositary shares in a public offering. The Equity Stock A ranks on a parity with common stock and junior to the Senior Preferred Stock with respect to general preference rights and has a liquidation amount which cannot exceed $24.50 per share. Distributions with respect to each depositary share shall be the lesser of: a) five times the per share dividend on the Common Stock or b) $2.45 per annum (prorated for the year 2000). Except in order to preserve the Company's federal income tax status as a REIT, we may not redeem the depositary shares before March 31, 2005 (proposed to be extended to March 31, 2010). On or after March 31, 2005 (proposed to be extended to March 31,
         2010), we may, at our option, redeem the depositary shares at $24.50 per depositary share. If the Company fails to preserve its federal income tax status as a REIT, the depositary shares will be convertible into common stock on a one for one basis. The depositary shares are otherwise not convertible into common stock. Holders of depositary shares vote as a single class with our holders of common stock on shareholder matters, but the depositary shares have the equivalent of one-tenth of a vote per depositary share. We have no obligation to pay distributions on the depositary shares if no distributions are paid to common shareholders.

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

e.       Registrant's Preferred Equity

                  On October 26, 1992, we completed a public offering of 1,825,000 shares ($25 stated value per share) of 10% Cumulative Preferred Stock, Series A ("Series A Preferred Stock"). The Series A Preferred Stock has general preference rights over the Common Stock with respect to distributions and liquidation proceeds. During 2000, we paid dividends totaling $4,563,000 ($2.50 per preferred share).

                  On March 25, 1993, we completed a public offering of 2,386,000 shares ($25 stated value per share) of 9.20% Cumulative Preferred Stock, Series B ("Series B Preferred Stock"). The Series B Preferred Stock has general preference rights over the Common Stock with respect to distributions and liquidation proceeds. During 2000, we paid dividends totaling $5,488,000 ($2.300 per preferred share).

                  On June 30, 1994, we completed a public offering of 1,200,000 shares ($25 stated value per share) of Adjustable Rate Cumulative Preferred Stock, Series C ("Series C Preferred Stock"). The Series C Preferred Stock has general preference rights over the Common Stock with respect to distributions and liquidation proceeds. During 2000, we paid dividends totaling $2,052,000 ($1.711 per preferred share).

                  On September 1, 1994, we completed a public offering of 1,200,000 shares ($25 stated value per share) of 9.50% Cumulative Preferred Stock, Series D ("Series D Preferred Stock"). The Series D Preferred Stock has general preference rights over the Common Stock with respect to distributions and liquidation proceeds. During 2000, we paid dividends totaling $2,850,000 ($2.375 per preferred share).

                  On February 1, 1995, we completed a public offering of 2,195,000 shares ($25 stated value per share) of 10% Cumulative Preferred Stock, Series E ("Series E Preferred Stock"). The Series E Preferred Stock has general preference rights over the Common Stock with respect to distributions and liquidation proceeds. During 2000, we paid dividends totaling $5,488,000 ($2.50 per preferred share).

                  On May 3, 1995, we completed a public offering of 2,300,000 shares ($25 stated value per share) of 9.75% Cumulative Preferred Stock, Series F ("Series F Preferred Stock"). The Series F Preferred Stock has general preference rights over the Common Stock with respect to distributions and liquidation proceeds. During 2000, we paid dividends totaling $5,606,000 ($2.437 per preferred share).

                  On December 13, 1995, we completed a public offering of 6,900,000 depositary shares ($25 stated value per depositary share) each representing 1/1,000 of a share of 8-7/8% Cumulative Preferred Stock, Series G ("Series G Preferred Stock"). The Series G Preferred Stock has general preference rights over the Common Stock with respect to distributions and liquidation proceeds. During 2000, we paid dividends totaling $15,309,000 ($2.219 per preferred depositary share).

                  On January 25, 1996, we completed a public offering of 6,750,000 depositary shares ($25 stated value per depositary share) each representing 1/1,000 of a share of 8.45% Cumulative Preferred Stock, Series H ("Series H Preferred Stock"). The Series H Preferred Stock has general preference rights over the Common Stock with respect to distributions and liquidation proceeds. During 2000, we paid dividends totaling $14,259,000 ($2.112 per preferred share).

                  On November 1, 1996, we completed a public offering of 4,000,000 depositary shares ($25 stated value per depositary share) each representing 1/1,000 of a share of 8-5/8% Cumulative Preferred Stock, Series I ("Series I Preferred Stock"). The Series I Preferred Stock has general preference rights over the Common Stock with respect to distributions and liquidation proceeds. During 2000, we paid dividends totaling $8,625,000 ($2.156 per preferred share).

                  On August 25, 1997, we completed a public offering of 6,000,000 depositary shares ($25 stated value per depositary share) each representing 1/1,000 of a share of 8% Cumulative Preferred Stock, Series J ("Series J Preferred Stock"). The Series J Preferred Stock has general preference rights over the Common Stock with respect to distributions and liquidation proceeds. During 2000, we paid dividends totaling $12,000,000 ($2.00 per preferred share).

                  On January 19, 1999, we completed a public offering of 4,600,000 depositary shares ($25 stated value per depositary share) each representing 1/1,000 of a share of 8-1/4% Cumulative Preferred Stock, Series K ("Series K Preferred Stock"). The Series K Preferred Stock has general preference rights over the Common Stock with respect to distributions and liquidation proceeds. During 2000, we paid dividends totaling $9,488,000 ($2.063 per preferred share).

                  On March 10, 1999, we completed a public offering of 4,600,000 depositary shares ($25 stated value per depositary share) each representing 1/1,000 of a share of 8-1/4% Cumulative Preferred Stock, Series L ("Series L Preferred Stock"). The Series L Preferred Stock has general preference rights over the Common Stock with respect to distributions and liquidation proceeds. During 2000, we paid dividends totaling $9,488,000 ($2.063 per preferred share).

                  On August 17, 1999, we completed a public offering of 2,250,000 depositary shares ($25 stated value per depositary share) each representing 1/1,000 of a share of 8.75% Cumulative Preferred Stock, Series M ("Series M Preferred Stock"). The Series M Preferred Stock has general preference rights over the Common Stock with respect to distributions and liquidation proceeds. During 2000, we paid dividends totaling $4,922,000 ($2.188 per preferred share).

                  On January 19, 2001, we completed a public offering of 6,900,000 depositary shares ($25 stated value per depositary share) each representing 1/1,000 of a share of 8.600% Cumulative Preferred Stock, Series Q ("Series Q Preferred Stock"). The Series Q Preferred Stock has general preference rights over the Common Stock with respect to distributions and liquidation proceeds. During 2000, no dividends were paid.

                  The Series A through Series M and Series Q Preferred Stock are collectively referred to as the "Senior Preferred Stock".

ITEM 6.  SELECTED FINANCIAL DATA

                                                                          For the year ended December 31,
                                                    ----------------------------------------------------------------------------
                                                       2000(1)        1999 (1)        1998 (1)        1997 (1)       1996 (1)
                                                    ------------    ------------    ------------    ------------    ------------
                                                                       (In thousands, except per share data)
Revenues:
  Rental income                                        $702,779        $627,851       $535,869        $434,008        $294,426
  Equity in earnings of real estate entities             36,109          32,183         26,602          17,569          22,121
  Interest and other income                              18,422          16,700         18,614          17,474          19,829
                                                    ------------    ------------    ------------    ------------    ------------
                                                        757,310         676,734        581,085         469,051         336,376
                                                    ------------    ------------    ------------    ------------    ------------
Expenses:
  Cost of operations                                    252,086         216,816        205,835         165,714          94,285
  Depreciation and amortization                         148,967         137,719        111,799          92,750          64,999
  General and administrative                             21,306          12,491         11,635          13,462           5,698
  Interest expense                                        3,293           7,971          4,507           6,792           8,482
                                                    ------------    ------------    ------------    ------------    ------------
                                                        425,652         374,997        333,776         278,718         173,464
                                                    ------------    ------------    ------------    ------------    ------------
Income before minority interest and disposition         331,658         301,737        247,309         190,333         162,912
  gain
Minority interest in income (preferred)                 (24,859)              -              -               -               -
Minority interest in income (common)                    (13,497)        (16,006)       (20,290)        (11,684)         (9,363)
                                                    ------------    ------------    ------------    ------------    ------------
Net income before gain on disposition of real           293,302         285,731        227,019         178,649         153,549
  estate
Gain on disposition of real estate investments            3,786           2,154              -               -               -
                                                    ------------    ------------    ------------    ------------    ------------
Net income                                             $297,088        $287,885       $227,019        $178,649        $153,549
                                                    ============    ============    ============    ============    =============
---------------------------------------------------------------------------------------------------------------------------------
PER COMMON SHARE:
Distributions                                             $1.48           $1.52          $0.88           $0.88           $0.88

Net income - Basic                                        $1.41           $1.53          $1.30           $0.92           $1.10
Net income - Diluted                                      $1.41           $1.52          $1.30           $0.91           $1.10

Weighted average common shares - Basic                  131,566         126,308        113,929          98,446          77,117
Weighted average common shares - Diluted                131,657         126,669        114,357          98,961          77,358

---------------------------------------------------------------------------------------------------------------------------------
BALANCE SHEET DATA:
Total assets                                         $4,513,941      $4,214,385     $3,403,904      $3,311,645      $2,572,152
Total debt                                             $156,003        $167,338        $81,426        $103,558        $108,443
Minority interest (common equity)                      $167,918        $186,600       $139,325        $288,479        $116,805
Minority interest (preferred OP Units)                 $365,000               -              -               -               -
Shareholders' equity                                 $3,724,117      $3,689,100     $3,119,340      $2,848,960      $2,305,437

---------------------------------------------------------------------------------------------------------------------------------
OTHER DATA:
Net cash provided by operating activities              $502,450        $459,177       $372,992        $294,557        $245,361
Net cash used in investing activities                 $(447,503)      $(448,529)     $(355,231)      $(408,313)      $(479,626)
Net cash provided by (used in) financing               $(20,605)        $(6,748)       $(7,991)       $128,355        $180,685
  activities
Funds from operations (2)                              $452,155        $428,962       $336,363        $272,234        $224,476


(1) During 2000, 1999, 1998, 1997 and 1996, we completed several significant business combinations and equity transactions. See Notes 3 and 10 to the Company's consolidated financial statementS.

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

         FORWARD LOOKING STATEMENTS: When used within this document, the words "expects," "believes," "anticipates," "should," "estimates," and similar expressions are intended to identify "forward-looking statements" within the meaning of that term in Section 27A of the Securities Exchange Act of 1933, as amended, and in Section 21F of the Securities Exchange Act of 1934, as amended. Such forward-looking statements involve known and unknown risks, uncertainties, and other factors, which may cause the actual results and performance of the Company to be materially different from those expressed or implied in the forward looking statements. Such factors include the impact of competition from new and existing storage and commercial facilities which could impact rents and occupancy levels at the Company's facilities; the Company's ability to evaluate, finance, and integrate acquired and developed properties into the Company's existing operations; the Company's ability to effectively compete in the markets that it does business in; the impact of the regulatory environment as well as national, state, and local laws and regulations including, without limitation, those governing Real Estate Investment Trusts; the acceptance by consumers of the containerized storage concept; the impact of general economic conditions upon rental rates and occupancy levels at the Company's facilities; and the availability of permanent capital at attractive rates.

         OVERVIEW: The storage industry is highly fragmented and is composed predominantly of numerous local and regional operators. Competition in the markets in which we operate is significant and is increasing from additional development of storage facilities in many markets which may negatively impact occupancy levels and rental rates at the storage facilities. However, we believe that we possess several distinguishing characteristics which enable us to compete effectively with other owners and operators.

         We are the largest owner and operator of storage facilities in the United States with ownership interests as of December 31, 2000 in 1,361 storage facilities containing approximately 81.3 million net rentable square feet. All of our facilities are operated under the "Public Storage" brand name, which we believe is the most recognized and established name in the storage industry. Located in the major metropolitan markets of 37 states, our storage facilities are geographically diverse, giving us national recognition and prominence. This concentration establishes us as one of the dominant providers of storage space in each market in which we operate and enables us to use a variety of promotional activities, such as radio advertising as well as targeted discounting and referrals and, to a lesser extent, television advertising, which are generally not economically viable to our competitors. In addition, we believe that the geographic diversity of the portfolio reduces the impact from regional economic downturns and provides a greater degree of revenue stability.

         We will continue to focus our growth strategies on: (i) improving the operating performance of our existing traditional self-storage properties, (ii) increasing our ownership of storage facilities through additional investments,
(iii) improving the operating performance of the containerized storage business and (iv) participating in the growth of PS Business Parks, Inc. Major elements of these strategies are as follows:

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

         * We expect to continue our storage facility development program. Over the past three years, the Company and related development joint ventures opened a total of 70 storage facilities at a cost of approximately $334 million, with 4,475,000 net rentable square feet. The Company and a related development joint venture partnership have a total of 110 projects identified for openings after December 31, 2000 at a total cost of $628 million. These 110 projects (which includes Combination Facilities) are comprised of 53 storage facilities for which we have acquired the land at December 31, 2000 (total estimated costs upon completion of $368 million), 25 storage facilities identified for which we have not acquired the land (estimated costs upon completion of approximately $174 million) and 32 expansions of existing self-storage facilities (total estimated costs upon completion of $86 million). Generally, the construction period takes nine to 12 months, followed by an 18 to 24 month fill-up process. Throughout the fill-up period, we experience earnings dilution to the extent of our interest in the developed properties.

         * We will acquire facilities from third parties and affiliated entities when appropriate. During 2000, we acquired a total of 8 storage properties and two commercial properties from third parties. In addition, during 2000, we acquired 4 storage properties as well as the remaining partnership interest in 13 properties that we did not already own from affiliated entities. We believe that our national telephone reservation system and marketing organization present an opportunity for increased revenues through higher occupancies of the properties acquired, as well as cost efficiencies through greater critical mass.

         * We will continue to focus on improving the operations of the containerized storage operations. The Company is developing facilities that combine containerized storage and traditional self-storage ("Combination Facilities") which will replace existing third-party leased facilities and reduce third-party lease expense. We believe that Combination Facilities offer efficiencies and a more effective method to meet customers' needs than a stand-alone containerized storage facility. We expect that, upon completion of our combination facility development program, substantially all of the containerized storage facilities will be operated in Combination Facilities.

         * Through our investment in PS Business Parks, Inc., we will continue to participate in the growth of this company's investment in approximately 140 commercial properties.

RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

         NET INCOME AND EARNINGS PER COMMON SHARE: Net income for 2000, 1999 and 1998 was $297,088,000, $287,885,000 and $227,019,000 respectively. The increase in net income was primarily the result of improved property operations, reduced operating losses from the containerized storage business, and the acquisition of additional real estate investments during 1999 and 2000 (including the acquisition of Storage Trust). The impact of these items was offset partially by an increased allocation of income to minority interests (as a result of the issuance of preferred operating partnership units, referred to below) combined with an increase in general and administration expense.

         During 2000, our capital raising activities included the issuance of approximately $365.0 million in preferred operating partnership units in one of our controlled partnerships. Unlike distributions to preferred shareholders, distributions to preferred unitholders are presented as minority interest in income and a reduction in computing the Company's net income. As a result of these preferred distributions, minority interest in income increased $24,859,000 in the year ended December 31, 2000 as compared to 1999 and 1998.

         Net income allocable to common shareholders for 2000, 1999 and 1998 was $185,908,000, $193,092,000 and $148,644,000, respectively. On a diluted basis, net income was $1.41 per common share (based on weighted average shares outstanding of 131,657,000) for 2000, $1.52 per common share (based on weighted average shares outstanding of 126,669,000) for 1999 and $1.30 per common share (based on weighted average shares outstanding of 114,357,000) for 1998. The decrease in net income per common share in 2000 as compared to 1999 reflects the inclusion of 6,790,000 common equivalent shares related to the Company's Class B common shares in 2000, but not in 1999 or 1998, as described more fully below. The decrease in net income per share also includes increased dilution from uninvested proceeds from the Company's issuance of fixed-rate preferred securities, increased dilution from development activities, increased general and administrative expense, and the impact of the Company's issuance of the Equity Stock, Series A. These factors were offset partially by improved property operations and reduced operating losses from the containerized storage business. The increase in net income per share for 1999 compared to 1998 was principally the result of improved real estate operations and the impact of decreased operating losses of the containerized storage business.

         In computing net income allocable to common shareholders for each period, aggregate dividends paid to the holders of the Equity Stock, Series A and preferred equity securities have been deducted in determining net income allocable to the common shareholders. Distributions paid to the holders of the Equity Stock, Series A totaled $11,042,000 in 2000 (none in 1999 or 1998). Distributions paid to preferred shareholders totaled $100,138,000 in 2000, $94,793,000 in 1999 and $78,375,000 in 1998.

         Commencing  January 1, 2000,  the  Company's  7,000,000  Class B common shares outstanding began to participate in distributions of the Company's earnings. Distributions per share of Class B common stock are equal to 97% of the per share distribution paid to the Company's regular common shares. As a result of this participation in distributions of earnings, for purposes of computing net income per common share, the Company began to include 6,790,000 (7,000,000 x 97%) Class B common shares in the weighted average common equivalent shares effective January 1, 2000. Weighted average diluted shares for the years ended 1998 and 1999 do not include any shares with respect to the Class B common stock as these shares did not participate in distributions of the Company's earnings prior to January 1, 2000.

REAL ESTATE OPERATIONS
--------------------------------------------------------------------------------

         SELF - STORAGE OPERATIONS: Our self-storage operations are by far the largest component of our operations, representing approximately 86% of total revenues generated during 2000. At the end of 1997, we had a total of 894 self-storage facilities included in our consolidated financial statements. Since that time we have increased the number of self-storage facilities by 353 (1998 - 57 facilities, 1999 - 250 facilities and 2000 - 46 facilities). As a result of significant acquisitions of self-storage facilities in each of the past three years, year over year comparisons as presented on the consolidated statements of income with respect to our self-storage operations are not meaningful.

         To enhance year over year comparisons, the following table summarizes the operating results (before depreciation) of (i) the 891 self-storage facilities that are reflected in the financial statements for the entire three years ended December 31, 2000 (the "Consistent Group") and (ii) all other self-storage facilities for which operations were not reflected in the financial statements for the entire three years ended December 31, 2000 (the "Other Facilities"):

SELF - STORAGE OPERATIONS:                     Year Ended December 31,                    Year Ended December 31,
--------------------------                    ------------------------                   ------------------------
                                                                         Percentage                                Percentage
                                                  2000         1999        Change           1999         1998        Change
                                                --------     --------    ----------       --------     --------    ----------
                                                      (Dollar amounts in thousands, except rents per square foot)
Rental income (a):
-----------------
Consistent Group.........................       $508,878     $487,942       4.3%          $487,942     $468,673       4.1%
Other Facilities.........................        144,646      104,677      38.2%           104,677       19,618     433.6%
                                                --------     --------    ----------       --------     --------    ----------
                                                 653,524      592,619      10.3%           592,619      488,291      21.4%
                                                --------     --------    ----------       --------     --------    ----------
Cost of operations:
------------------
Consistent Group.........................        155,458      146,931       5.8%           146,931      143,068       2.7%
Other Facilities.........................         55,004       37,550      46.5%            37,550        6,308     495.3%
                                                --------     --------    ----------       --------     --------    ----------
                                                 210,462      184,481      14.1%           184,481      149,376      23.5%
                                                --------     --------    ----------       --------     --------    ----------
Net operating income:
--------------------
Consistent Group.........................        353,420      341,011       3.6%           341,011      325,605       4.7%
Other Facilities.........................         89,642       67,127      33.5%            67,127       13,310     404.3%
                                                --------     --------    ----------       --------     --------    ----------
                                                 443,062      408,138       8.6%           408,138      338,915      20.4%
                                                --------     --------    ----------       --------     --------    ----------

   Depreciation and Amortization.........        141,425      131,118       7.9%           131,118      103,045      27.2%
                                                --------     --------    ----------       --------     --------    ----------

   Operating Income......................       $301,637     $277,020       8.9%          $277,020     $235,870      17.4%
                                                ========     ========    ==========       ========     ========    ==========
 Consistent Group data:
 ---------------------
 Gross margin.............................        69.5%        69.9%       (0.4)%           69.9%        69.5%        0.4%

 Weighted average:
    Occupancy.............................        91.9%        92.1%       (0.2)%           92.1%        92.1%        0.0%
    Realized annual rent per square foot         $10.14        $9.69        4.6%            $9.69        $9.29        4.3%
 (b)......................................
    Scheduled annual rent per square foot.       $11.18       $10.30        8.5%           $10.30       $10.08        2.2%

 Number of self-storage facilities (at end of period):
    Consistent group......................         891          891         0.0%             891          891         0.0%
    Other Facilities......................         356          310        14.8%             310           60       416.7%
 Net rentable sq. ft. (at end of period):
    Consistent group......................      52,566       52,566         0.0%          52,566       52,566         0.0%
   Other Facilities.......................      22,004       18,903        16.4%          18,903        4,543       316.1%


(a) Rental income includes late charges and administrative fees. For the Consistent Group late charges and administrative fees in aggregate totaled $18,816,000, $18,825,000 and $18,730,000 for 2000, 1999 and 1998,
     respectively.

(b) Realized annual rent per square foot is computed by annualizing rental income excluding late charges and administrative fees divided by the weighted average occupied square footage for the period.

         The Consistent Group of facilities experienced increased revenues in 2000 and 1999 of 4.3% and 4.1%, respectively, as compared to the preceding year. The 4.3% increase in revenues in 2000 as compared to 1999 was caused primarily by a 4.6% increase in realized rent per occupied square foot, offset by a 0.2% reduction in average occupancy levels. Similarly, the 4.1% increase in revenues in 1999 as compared to 1998 was caused primarily by a 4.3% increase in realized rent per occupied square foot, with no change in average occupancy levels.

         Over the past several months, we have increased scheduled rents (rental rates charged to new customers) throughout the portfolio. Scheduled rental rates for the Consistent Group of facilities are approximately 14.5% higher as of December 31, 2000 than they were at the same time last year. We are currently evaluating the impact of higher rental rates on our move-in and move-out activity. In addition, we are evaluating market supply and demand factors and based on these analysis we may adjust rental rates further, either increasing or decreasing them.

         As indicated above, the scheduled rental rates are the rates being charged to new customers. The rental rates charged to our existing customer base, is on average, less than the current scheduled rates. For 2000, the average realized rental rate per square foot was approximately $1.04 or 9.3% below current scheduled rents. Our rental agreements are generally on a month-by-month basis giving us the flexibility to increase rates to our existing customers. During the first quarter of fiscal 2001, we began to implement higher rental rates to our existing customer base. The amount of increase will depend on a number of factors and may not result in rental rates equal to the level of scheduled rental rates. There can be no assurance that higher rental rates will not adversely affect our occupancies.

         Cost of operations includes all direct and indirect costs of operating, marketing and managing the facilities. The following table summarizes major operating expenses with respect to the Consistent Group (in thousands):

                                          2000           1999           1998
                                       ----------     ----------     ----------
Payroll expense                          $43,833        $42,637        $42,152
Property taxes                            44,028         44,294         44,356
Repairs and maintenance                   14,964         12,193         12,033
Advertising                                8,148          7,161          4,940
Telephone reservation center costs         9,159          7,520          6,748
Other                                     35,326         33,126         32,839
                                       ----------     ----------     ----------
                                        $155,458       $146,931       $143,068
                                       ==========     ==========     ==========

         Increases in advertising cost are principally due to expanded yellow page advertising in telephone directories. Promotional advertising is an important part of our operational strategy. Our advertising activities have increased customer call volume into our national reservation system, where one of our representatives discusses with the customer space requirements, price and location preferences and also informs the customer of other products and services provided by the Company and its subsidiaries. During 2000, call volume averaged approximately 200,000 calls per month, as compared to approximately 185,000 and 180,000 in 1999 and 1998, respectively.

         While there can be no assurance, we do not believe that the power crisis experienced currently in California will have any material impact upon our operations; for the year ended December 31, 2000, total Consistent Group utility expense was less than 2% of total revenues.

         Telephone reservation center costs have increased due to the expansion of our telephone reservation system. During 2000, we opened our second call center in Plano, Texas. In connection with the national telephone reservation system, we implement various pricing and promotional discount strategies designed to increase rental activity. For the Consistent Group promotional discounts (which are included as a reduction to gross rents to arrive at rental income) were $13,372,000 in 2000, $14,374,000 in 1999, and $14,735,000 in 1998.

         During the past three years, we have opened 30 newly developed facilities (24 in 2000, 6 in 1999 and none in 1998) with a total cost of approximately $145.7 million. Included in the above table, under the caption "Other Facilities", are revenues of $3,870,000 and $4,000 for 2000 and 1999, respectively, and cost of operations of $2,980,000 and $38,000 for 2000 and 1999, respectively, with respect to these facilities.

         Due to the fill-up nature of a newly developed self-storage facility, our earnings have been negatively impacted by our development activities. Unlike many other types of real estate, we do not pre-lease our storage space prior to the opening of a newly developed facility. Generally, it takes approximately 24 months for a newly developed facility to reach a stabilized occupancy level of 90%. At this stabilized occupancy level, operating costs represent approximately 30% of stabilized rental revenues. Since the operating costs are substantially fixed in nature, a newly developed facility will not reach a break-even operating cash flow until it achieves an occupancy level of approximately 30%. At December 31, 2000, the 30 newly developed facilities had an average occupancy level of approximately 40%. We expect that over at least the next twelve months our development activities will continue to have a negative impact to our earnings as additional newly developed facilities are opened. See "Liquidity and Capital Resources - Acquisition and Development of Facilities."

         During 2000, the Company acquired 12 operating self-storage facilities for an aggregate cost of $61.2 million. Included in the above table for 2000, under the caption "Other Facilities", are revenues of $2,442,000 and cost of operations of $790,000 with respect to these facilities.

         As described in Note 3 to the financial statements, on September 15, 2000, we acquired the remaining ownership interests in a partnership of which we are the general partner, for an aggregate acquisition cost of $81.2 million, consisting of cash of $66.8 million and the reduction of our pre-existing investment in the amount of $14.4 million. Included in the above table, under the caption "Other Facilities", for 2000 are revenues of $3,242,000 and cost of operations of $1,051,000, with respect to these facilities.

         COMMERCIAL PROPERTY OPERATIONS: Commercial property operations included in the consolidated financial statements include commercial space owned by the Company and Consolidated Entities. Effective April 1, 1998, our investment in PSB is accounted for on the equity method of accounting, and accordingly our share of PSB's earnings is reflected as "Equity in earnings of real estate entities."

         During 2000, we acquired two commercial facilities (which are expected to be converted into storage facilities) for an aggregate cost of $5,930,000. Included within commercial property operations for 2000 with respect to these facilities was revenues of $475,000 and cost of operations of $131,000.

         The following table sets forth the historical commercial property amounts included in the financial statements:

COMMERCIAL PROPERTY OPERATIONS:
-------------------------------
                                    Year Ended December 31,                 Year Ended December 31,
                                    -----------------------                 -----------------------
                                       2000        1999       Change            1999        1998       Change
                                    ----------  ----------  ----------       ----------  ----------  ----------
                                                             (Amounts in thousands)
Rental income  ...............        $11,341      $ 8,204       38.2%        $ 8,204      $23,112     (64.5)%
Cost of operations............          3,826        2,826       35.4%          2,826        7,951     (64.5)%
                                    ----------  ----------  ----------       ----------  ----------  ----------
   Net operating income.......          7,515        5,378       39.7%          5,378       15,161     (64.5)%

   Depreciation expense.......          2,291        1,686       35.9%          1,686        4,437     (62.0)%
                                    ----------  ----------  ----------       ----------  ----------  ----------
   Operating income...........         $5,224       $3,692       41.5%         $3,692      $10,724     (65.6)%
                                    ==========  ==========  ==========       ==========  ==========  ==========

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

CONTAINERIZED STORAGE OPERATIONS
--------------------------------------------------------------------------------

         In August 1996, Public Storage Pickup & Delivery ("PSUD"), a subsidiary of the Company, made its initial entry into the containerized storage business through its acquisition of a single facility operator located in Irvine, California. At December 31, 2000, PSPUD operated 41 facilities in 13 states. The facilities are located in major markets in which we have significant market presence with respect to our traditional storage facilities.

         Due to the start-up nature of the business, PSPUD incurred operating losses totaling approximately $5.1 million, $7.4 million, and $28.4 million for the years ended December 31, 2000, 1999 and 1998, respectively, summarized as follows:

CONTAINERIZED STORAGE:
----------------------
                                           Year Ended December 31,                   Year Ended December 31,
                                           -----------------------   Dollar         -----------------------     Dollar
                                              2000        1999       Change            1999          1998       Change
                                           ----------  ----------- ----------       -----------   ----------  ----------
                                                                   (Dollar amounts in thousand)
Rental and other income ............         $37,914      $27,028    $10,886           $27,028      $24,466      $2,562
                                           ----------  ----------- ----------       -----------   ----------  ----------
Cost of operations:
    Direct operating costs..........          27,849       18,397      9,452            18,397       24,902      (6,505)
    Marketing and advertising.......           1,283        1,333       (50)             1,333        9,206      (7,873)
    Facility lease expense..........           8,666        9,779    (1,113)             9,779       14,400      (4,621)
                                           ----------  ----------- ----------       -----------   ----------  ----------
       Total cost of operations.....          37,798       29,509      8,289            29,509       48,508     (18,999)
                                           ----------  ----------- ----------       -----------   ----------  ----------

    Operating gain (loss) prior to
      depreciation..................             116       (2,481)     2,597            (2,481)     (24,042)     21,561

    Depreciation expense (a)........           5,251        4,915        336             4,915        4,317         598
                                           ----------  ----------- ----------       -----------   ----------  ----------

Operating losses....................         $(5,135)     $(7,396)    $2,261           $(7,396)    $(28,359)    $20,963
                                           ==========  =========== ==========       ===========   ==========  ==========

         (a) Depreciation for 2000 includes $450,000 with respect to real estate assets.

         Rental and other income includes monthly rental charges to customers for storage of the containers and service fees charged for pickup and delivery of containers to customers' homes. Rental income increased to $37,914,000 in 2000 as compared to $27,028,000 in 1999 as a result of higher per container rents and an increase in occupied containers. Rental income increased to $27,028,000 in 1999 compared to $24,466,000 in 1998 principally as a result in increases in the number of occupied containers. At December 31, 2000, there were approximately 59,443 occupied containers compared to 57,405 at December 31, 1999 and 48,360 at December 31, 1998.

         Direct operating costs principally includes payroll, equipment lease expense, utilities and vehicle expenses (fuel and insurance). In addition, during 2000, included in direct operating costs was $1,853,000 expensed due to the obsolescence of containers.

         Marketing and advertising expense decreased to $1,333,000 in 1999 from $9,206,000 in 1998 primarily due to the curtailment of television advertising in the second half of 1998.

         Substantially all of the facilities in which PSPUD operates are leased from third parties. Over the past three years, facility lease expense has continued to decrease ($8,666,000 in 2000, $9,779,000 in 1999, and $14,400,000
in 1998). The reduction from 1999 to 2000 is principally the result of moving the operations from leased facilities to wholly-owned facilities, and thus eliminating the lease expense paid to third parties. The reduction from 1998 to 1999 is principally the result of the reduction in the number of facilities being operated.

         At December 31, 2000, 25 of the 41 containerized storage facilities are leased from third parties. We anticipate developing 45 combination facilities (which includes 14 storage facilities that are being converted to combination facilities) that combine self-storage and containerized storage space in the same location. These facilities are expected to replace 22 of the leased facilities during 2001. We expect that an increasing part of the containerized storage business will be operated from this type of facility. To the extent that these developed combination facilities replace existing third-party leased facilities, lease expense should continue to be reduced.

         The containerized storage operations may continue to adversely impact the Company's future earnings and cash flows. There can be no assurance as to the level of the containerized storage business's expansion, level of gross rentals, level of move-outs or profitability.

        EQUITY IN EARNINGS OF REAL ESTATE ENTITIES: In addition to our ownership of equity interests in PSB, we had general and limited partnership interests in 11 limited partnerships at December 31, 2000 (PSB and the limited partnerships are collectively referred to as the "Unconsolidated Entities"). Due to our limited ownership interest and control of these entities, we do not consolidate the accounts of these entities for financial reporting purposes, and account for such investments using the equity method.

        Equity in earnings of real estate entities for the year ended December 31, 2000 consists of our pro rata share of the Unconsolidated Entities based upon our ownership interest for the period. Similar to the Company, the Unconsolidated Entities (other than PSB) generate substantially all of their income from their ownership of storage facilities, which we manage. In the aggregate, the Unconsolidated Entities (including PSB) own a total of 254 real estate facilities, 114 of which are storage facilities. The following table sets forth the significant components of equity in earnings of real estate entities:

HISTORICAL SUMMARY:                            Year Ended December 31,                     Year Ended December 31,
-------------------                            -----------------------     Dollar         -----------------------     Dollar
                                                  2000         1999        Change           1999          1998        Change
                                               ----------   ----------   ----------       ----------    ---------   ----------
                                                                           (Amounts in thousands)
Property operations:
  PSB....................................       $42,562       $35,623       $6,939         $35,623      $23,301     $12,322
  Development Joint Venture..............         4,541         2,346        2,195           2,346          729       1,617
  Other investments - primarily storage..        16,724        18,036       (1,312)         18,036       20,329      (2,293)
                                               ----------   ----------   ----------       ----------    ---------   ----------
                                                 63,827        56,005        7,822          56,005       44,359      11,646
                                               ----------   ----------   ----------       ----------    ---------   ----------
Depreciation:
  PSB....................................       (14,672)      (12,130)      (2,542)        (12,130)      (7,303)     (4,827)
  Development Joint Venture..............        (1,887)       (1,320)        (567)         (1,320)        (564)       (756)
  Other investments - primarily storage .        (5,266)       (6,271)       1,005          (6,271)      (6,017)       (254)
                                               ----------   ----------   ----------       ----------    ---------   ----------
                                                (21,825)      (19,721)      (2,104)        (19,721)     (13,884)     (5,837)
                                               ----------   ----------   ----------       ----------    ---------   ----------
Other: (1)
  PSB  (2)...............................        (7,150)       (4,505)      (2,645)         (4,505)      (1,220)     (3,285)
  Development Joint Venture..............            40           153         (113)            153           97          56
  Other investments - primarily storage..         1,217           251          966             251       (2,750)      3,001
                                               ----------   ----------   ----------       ----------    ---------   ----------
                                                 (5,893)       (4,101)      (1,792)         (4,101)      (3,873)       (228)
                                               ----------   ----------   ----------       ----------    ---------   ----------

Total equity in earnings of real estate
entities..................................      $36,109       $32,183       $3,926         $32,183      $26,602      $5,581
                                               ==========   ==========   ==========       ==========    =========   ==========

    (1) "Other" reflects the Company's share of general and administrative expense, interest expense, interest income, and other non-property, non-depreciation related operating results of these entities.

    (2) During 2000, the company also recorded its pro-rata share of gain on disposition of real estate investments totaling $3,210,000. This gain is included in the line item "Gain on disposition of real estate and real estate investments" on our consolidated statements of income.

         The increase in 2000 equity in earnings as compared to 1999 is principally the result of improved operations of PSB, offset partially by the impact of certain business combinations occurring in 2000 and 1999 whereby we obtained a controlling interest in certain entities and began to include the accounts of such entities in the consolidated financial statements. Prior to the inclusion of these entities in the consolidated financial statements, we used the equity method to report our share of the entities' earnings. Equity in earnings of real estate entities includes income of $866,000, $3,539,000, and $1,034,000 for 2000, 1999 and 1998, respectively, with respect to investments which no longer existed at December 31, 2000.

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

         Equity in earnings of PSB represents our pro rata share (approximately 42%) of earnings of PS Business Parks, Inc., a publicly traded real estate investment trust. As of December 31, 2000, we owned 5,418,273 common shares and 7,305,352 operating partnership units (units which are convertible into common shares on a one-for-one basis) in PSB. PSB is a publicly traded real estate investment trust organized by the Company on January 2, 1997. At December 31, 2000, PSB owned 140 properties located in 9 states. PSB also manages the commercial properties owned by the Company and affiliated entities

        In April 1997, we formed a joint venture partnership (the "Development Joint Venture") with an institutional investor to participate in the development of approximately $220 million of storage facilities. The venture is funded solely with equity capital consisting of 30% from the Company and 70% from the institutional investor. Equity in earnings from the Development Joint Venture reflects our pro rata share, based upon our ownership interest, of the operations of the Development Joint Venture. Since inception through December 31, 2000, the Development Joint Venture has developed and opened 47 storage facilities with an aggregate cost of approximately $231.5 million. Generally the construction period takes nine to 12 months followed by a 18 to 24 month fill-up process until the newly constructed facility reaches a stabilized occupancy level of approximately 90%. For fiscal 1997, 1998, and 1999, the majority of the completed facilities are in the fill-up process and had not reached a stabilized occupancy level. We expect that our earnings with respect to our investment in the Development Joint Venture will continue to increase in 2001 as compared to 2000 as the existing properties continue to fill up.

         During the first six months of fiscal 2000, we acquired controlling interests in certain entities. As a result of our ownership and control, we began to consolidate the accounts of these entities into our financial statements. Since we no longer account for our investment using the equity method, equity in earnings with respect to the "Other partnerships" has decreased in 2000 as compared 1999.

OTHER INCOME AND EXPENSE ITEMS
--------------------------------------------------------------------------------

         INTEREST AND OTHER INCOME: Interest in other income includes (i) the net operating results from our property management operations, (ii) merchandise sales and consumer truck rentals and (iii) interest income.

         Interest and other income has increased in 2000 as compared to 1999 principally as a result of higher cash balances invested in interest bearing accounts. Higher cash balances are primarily due to our issuance of preferred operating partnership units in 2000 and the timing of investing the proceeds into real estate assets.

         DEPRECIATION AND AMORTIZATION: Depreciation and amortization expense was $148,967,000 in 2000, $137,719,000 in 1999 and $111,799,000 in 1998.
Depreciation expense with respect to the real estate facilities was $134,857,000 in 2000, $123,495,000 in 1999 and $98,173,000 in 1998; the increases are due to the acquisition of additional real estate facilities in 1998 through 2000. Depreciation expense with respect to non real estate assets, primarily depreciation of equipment associated with the containerized storage operations, was $4,801,000 in 2000, $4,915,000 in 1999 and $4,317,000 in 1998. Amortization
expense with respect to intangible assets totaled $9,309,000 for each of the three years ended December 31, 2000.

         GENERAL AND ADMINISTRATIVE EXPENSE: General and administrative expense was $21,306,000 in 2000, $12,491,000 in 1999 and $11,635,000 in 1998. General
and administrative costs for each year principally consist of state income taxes, investor relation expenses, certain overhead associated with the acquisition and development of real estate facilities, and overhead associated with the containerized storage business. The increase includes an expansion in our product research and development efforts, as well as costs associated with lease terminations on leased containerized storage facilities which were replaced by newly-developed facilities, and increased consulting fees. The total amount of such expenses was approximately $5,963,000 in 2000 and $1,291,000 in 1999 (none in 1998). In addition, during 2000, we experienced an increase in costs relating to our development activities of approximately $1,447,000 when compared to 1999.

         Although we expect that our general and administrative expense for fiscal 2001 will be less than what we experienced in 2000 we expect to exceed the level of general and administrative expense experienced in 1999 due to the following: (i) the growth in the size of the Company, (ii) additional lease termination cost with respect to the leased containerized storage facilities, and (iii) Company's property acquisition and development activities have continued to expand, resulting in certain additional costs incurred in connection with the acquisition of additional real estate facilities.

         INTEREST EXPENSE: Interest expense was $3,293,000 in 2000, $7,971,000 in 1999 and $4,507,000 in 1998. Debt and related interest expense remain relatively low compared to our overall asset base. The decrease in interest expense in 2000 compared to 1999 is principally the result of increased capitalized interest. Capitalized interest expense totaled $9,778,000 in 2000, $4,509,000 in 1999 and $3,481,000 in 1998 in connection with our development activities.

         The combined interest expense and capitalized interest was $13,071,000 in 2000, $12,480,000 in 1999 and $7,988,000 in 1998. The increase in 2000 as compared to 1999 is due to the carrying the $100 million of notes payable assumed in the merger with Storage Trust for one full year in 2000 compared to
8.5 months during 1999, partially offset by regular principal amortization. The increase in 1999 as compared to 1998 is due to the $100 million of notes payable assumed in the merger with Storage Trust.

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

         In fiscal 1999 and 1998, we acquired sufficient ownership interest and control in various partnerships and commenced including the accounts of these partnerships in the consolidated financial statements, resulting in an increase in minority interest in income. The increase in minority interest in income in 2000 compared to 1999 is primarily related to the issuance of preferred operating partnership units in one of our consolidated partnerships (see Note 8 to the consolidated financial statements). The decrease in minority interest in income in 1999 compared to 1998 is the result of the deconsolidation of PSB, partially offset by the consolidation of additional partnerships.

         In determining income allocable to the minority interest for 2000, 1999 and 1998 consolidated depreciation and amortization expense of approximately $7,138,000, $9,294,000 and $12,022,000, respectively, was allocated to the minority interest. The changes in depreciation allocated to the minority interest were principally the result of the factors denoted above with respect to minority interest in income.

SUPPLEMENTAL PROPERTY DATA AND TRENDS
--------------------------------------------------------------------------------

         At December 31, 2000, there were approximately 46 ownership entities owning in aggregate 1,361 storage facilities, including the facilities which we own and/or operate. At December 31, 2000, 114 of these facilities were owned by Unconsolidated Entities, entities in which we have an ownership interest and use the equity method for financial statement presentation. The remaining 1,247 facilities are owned by the Company and Consolidated Entities.

         The following table summarizes our investment in real estate facilities as of December 31, 2000:

                                             Number of Facilities in which the           Net Rentable Square Footage
                                             Company has an ownership interest                 (in thousands)
                                             ---------------------------------      -----------------------------------
                                               Storage    Commercial                  Storage     Commercial
                                             Facilities   Properties     Total      Facilities    Properties      Total
                                             ----------   ----------    ------      ----------    ----------     ------
Wholly-owned facilities                            618           6         624         37,853         394        38,247
Facilities owned by Consolidated Entities          629           -         629         36,717           -        36,717
                                             ----------   ----------    ------      ----------    ----------     ------
    Total consolidated facilities                1,247           6       1,253         74,570         394        74,964

Facilities owned by Unconsolidated Entities        114         140         254          6,732      12,626        19,358
                                             ----------   ----------    ------      ----------    ----------     ------
Total facilities in which the Company has
  an ownership interest                          1,361         146       1,507         81,302      13,020        94,322
                                             ==========   ==========    ======      ==========    ==========     ======

         In order to evaluate how our overall portfolio has performed, we analyze the operating performance of a consistent group of storage facilities representing 949 (55.2 million net rentable square feet) of the 1,361 storage facilities (herein referred to as "Same Store" storage facilities). The 949 facilities represent a consistent pool of properties which have been operated under the "Public Storage" name, at a stabilized level, by the Company since January 1, 1994. From time to time, we remove facilities from the "Same Store" pool as a result of expansions, dispositions or other activities which make such facilities' results not comparable to previous periods.

         The Same Store group of properties includes 82 facilities that are not consolidated in the financial statements. Accordingly, rental income and cost of operations with respect to these 82 facilities are not reflected on the consolidated statements of income. As of December 31, 2000, the remaining 867 facilities are included in the consolidated financial statements, however, many of them were not included in the consolidated financial statements throughout each of the three years presented. The following table summarizes the pre-depreciation historical operating results of the Same Store storage facilities:

SAME STORE STORAGE FACILITIES:
------------------------------
(historical property operations)
                                           Year Ended December 31,                   Year Ended December 31,
                                           -----------------------  Percentage       -----------------------  Percentage
                                              2000         1999       Change            1999         1998       Change
                                           ----------   ----------  ----------       ----------   ----------  ----------
                                                    (Dollar amounts in thousands except rent per square foot)

Rental income (1)...................        $547,904     $524,880       4.4%          $524,880     $503,274      4.3%
Cost of operations (2)..............         164,197      154,974       6.0%           154,974      151,604      2.2%
                                           ----------   ----------  ----------       ----------   ----------  ----------

Net operating income................        $383,707     $369,906       3.7%          $369,906     $351,670      5.2%
                                           ==========   ==========  ==========       ==========   ==========  ==========
Gross profit margin (3).............           70.0%        70.5%      (0.5)%            70.5%        69.9%      0.6%

WEIGHTED AVERAGE:
  Occupancy.........................           92.3%        92.5%      (0.2)%            92.5%        92.5%      0.0%
  Realized annual rent per sq. ft (4)         $10.36        $9.89       4.8%             $9.89        $9.46      4.5%
  Scheduled annual rent per sq. ft..          $11.46       $10.50       9.1%            $10.50       $10.20      2.9%

-----------------

1. Rental income includes late charges and administrative fees that in aggregate totaled $19,937,000 in 2000, $19,908,000 in 1999, and $19,874,000
     in 1998.

2.   Cost of operations consists of the following:

                                             2000          1999         1998
                                         ----------     ----------    ----------
Payroll expense                            $46,460       $45,293        $44,807
Property taxes                              46,234        46,279         46,833
Repairs and maintenance                     15,827        12,933         12,874
Advertising                                  8,632         7,501          5,187
Telephone  reservation center costs          9,560         7,888          7,071
Utilities                                   11,944        11,646         11,625
Other                                       25,540        23,434         23,207
                                         ----------     ----------    ----------
                                          $164,197      $154,974       $151,604
                                         ==========     ==========    ==========

3. Gross profit margin is computed by dividing property net operating income (before depreciation expense) by rental revenues.

4. Realized annual rent per square foot is computed by annualizing rental income excluding late charges and administrative fees divided by weighted average occupied square footage for the year.

         In early 1996, we implemented a national telephone reservation system designed to provide added customer service for all the storage facilities under management. We believe that the improved operating results, as indicated in the above table, in large part are due to the success of the national telephone reservation system.

         Rental income for the Same Store facilities was net of promotional discounts totaling $14,035,000 in 2000 compared to $14,830,000 in 1999 and $15,048,000 in 1998.

         The storage facilities experience minor seasonal fluctuations in occupancy levels with occupancies generally higher in the summer months than in the winter months. The Company believes that these fluctuations result in part from increased moving activities during the summer.

Same-Store Operating Trends by Region (Dollar amounts in thousands, except weighted average amounts)
----------------------------------------------------------------------------------------------------
                Northern California     Southern California            Texas
               ---------------------    --------------------    --------------------
                          % change                % change                % change
                            from                    from                    from
                Amount    prior year    Amount    prior year    Amount    prior year
               -------    ----------    -------   ----------    -------   ----------
Rental income:
--------------
        2000   $82,081       5.3%      $105,848      7.5%       $46,242      1.4%
        1999   $77,973       2.9%       $98,460      8.2%       $45,601      2.1%
        1998   $75,771      10.2%       $90,978     10.1%       $44,670      6.0%

Cost of operations:
-------------------
        2000   $19,033       6.9%       $24,485      7.8%       $18,097      1.0%
        1999   $17,803       1.2%       $22,711      2.1%       $17,915      4.4%
        1998   $17,598       9.8%       $22,252      7.6%       $17,166     11.7%

Net operating income:
---------------------
        2000   $63,048       4.8%       $81,363      7.4%       $28,145      1.7%
        1999   $60,170       3.4%       $75,749     10.2%       $27,686      0.7%
        1998   $58,173      10.4%       $68,726     11.0%       $27,504      2.7%

Weighted avg. occupancy:
------------------------
        2000     94.60%      1.4%        95.70%      0.8%         90.40%    (1.6)%
        1999     93.20%     (1.5)%       94.90%      0.6%         92.00%    (0.6)%
        1998     94.70%     (1.4)%       94.30%      2.8%         92.60%     0.7%

Weighted avg. annual realized rents per occupied sq. ft.:
---------------------------------------------------------
        2000     $13.14      3.9%       $12.70       6.7%         $7.30      3.5%
        1999     $12.65      4.8%       $11.90       7.9%         $7.05      2.9%
        1998     $12.07     12.3%       $11.03       7.6%         $6.85      5.5%

Number of
  facilities        121                   136                      107

      Same-Store Operating Trends by Region (Dollar amounts in thousands, except weighted average amounts)
---------------------------------------------------------------------------------------------------------------
                         Florida                 Illinois              Other states               Total
                   --------------------   ---------------------    --------------------   ---------------------
                             % change                % change                % change                % change
                               from                    from                    from                    from
                   Amount    prior year    Amount    prior year    Amount    prior year    Amount    prior year
                   -------   ----------   -------    ----------    --------  ----------   --------   ----------
Rental income:
--------------
        2000       $32,664      3.2%      $38,592       4.9%       $242,477     3.4%      $547,904      4.4%
        1999       $31,649      2.4%      $36,779       6.0%       $234,418     3.6%      $524,880      4.3%
        1998       $30,896      6.0%      $34,709       9.5%       $226,250     5.9%      $503,274      7.6%

Cost of operations:
-------------------
        2000       $11,588      3.7%      $14,366       6.9%        $76,628     6.5%      $164,197      6.0%
        1999       $11,177      3.2%      $13,437      (5.5)%       $71,931     3.5%      $154,974      2.2%
        1998       $10,835      5.8%      $14,222       7.0%        $69,531     5.0%      $151,604      6.9%

Net operating income:
---------------------
        2000       $21,076      3.0%      $24,226       3.8%       $165,849     2.1%      $383,707      3.7%
        1999       $20,472      2.0%      $23,342      13.9%       $162,487     3.7%      $369,906      5.2%
        1998       $20,061      6.1%      $20,487      11.2%       $156,719     6.3%      $351,670      7.8%

Weighted avg. occupancy:
------------------------
        2000        89.40%    (0.7)%       91.80%     (0.8)%        91.50%    (0.4)%        92.30%    (0.2)%
        1999        90.10%    (0.5)%       92.60%     (0.1)%        91.90%     0.3%         92.50%     0.0%
        1998        90.60%     0.6%        92.70%      0.8%         91.60%     0.7%         92.50%     0.8%

Weighted avg. annual realized rents per occupied sq. ft.:
---------------------------------------------------------
        2000        $8.94      4.2%        $11.49      5.8%         $9.68      4.0%         $10.36     4.8%
        1999        $8.58      2.8%        $10.86      6.1%         $9.31      3.2%          $9.89     4.5%
        1998        $8.35      5.4%        $10.24      8.2%         $9.02      5.3%          $9.46     6.9%

Number of
  facilities        70                      56                      459                     949

                                       32

LIQUIDITY AND CAPITAL RESOURCES
--------------------------------------------------------------------------------

         We believe that our internally generated net cash provided by operating activities will continue to be sufficient to enable us to meet our operating expenses, capital improvements, debt service requirements and distributions to shareholders for the foreseeable future.

         Operating as a real estate investment trust ("REIT"), our ability to retain cash flow for reinvestment is restricted. In order for us to maintain our REIT status, a substantial portion of our operating cash flow must be used to make distributions to our shareholders (see "REIT STATUS" below). However, despite the significant distribution requirements, we have been able to retain a significant amount of our operating cash flow. The following table summarizes our ability to make the minority interests' distributions, dividend payments to the preferred shareholders and capital improvements to maintain our facilities through the use of cash provided by operating activities. The remaining cash flow generated is available to make both scheduled and optional principal payments on debt and for reinvestment.


                                                                                  For the Year Ended December 31,
                                                                              -----------------------------------------
                                                                                       (Amount in thousands)
                                                                                 2000           1999           1998
                                                                              ----------     -----------    -----------
Net income............................................................         $297,088        $287,885       $227,019
Depreciation and amortization (A).....................................          148,967         137,719        111,799
Depreciation from equity investments..................................           21,825          19,721         13,884
Less - Gain on sale of real estate....................................           (3,786)         (2,154)             -
Minority interest in income...........................................           38,356          16,006         20,290
                                                                              ----------     -----------    -----------
   Net cash provided by operating activities..........................          502,450         459,177        372,992

Allocable to minority interests (Preferred OP Units)..................          (24,859)              -              -
Allocable to minority interests (Common equity).......................          (20,635)        (25,300)       (32,312)
                                                                              ----------     -----------    -----------

Cash from operations allocable to the Company's shareholders .........          456,956         433,877        340,680
Less: preferred stock dividends.......................................         (100,138)        (94,793)       (78,375)
Less: Equity Stock, Series A dividends................................          (11,042)              -              -
                                                                              ----------     -----------    -----------

Cash from operations available to common shareholders.................          345,776         339,084        262,305

Capital improvements to maintain facilities:
  Storage facilities..................................................          (33,023)        (29,023)       (29,677)
  Commercial properties...............................................                -               -         (2,037)
  Add back: minority interest share of capital improvements to maintain
    facilities........................................................              728           1,269          2,476
                                                                              ----------     -----------    -----------

  Cash available for principal payments on debt, common dividends and
    reinvestment......................................................          313,481         311,330        233,067

  Regular cash distributions to common and Class B shareholders.......         (115,460)       (113,297)      (100,726)
                                                                              ----------     -----------    -----------

Cash available for principal payments on debt and reinvestment prior to
   special distribution...............................................          198,021         198,033        132,341
Special distributions to common shareholders (B)......................          (78,673)        (82,086)             -
                                                                              ----------     -----------    -----------

Cash available for principal payments on debt and reinvestment........         $119,348        $115,947       $132,341
                                                                              ==========     ===========    ===========

(A)  Depreciation  and   amortization   includes   $4,801,000,   $4,915,000  and
     $4,317,000, respectively, with respect to non-real estate assets in 2000, 1999 and 1998, respectively.

(B) The special distribution for 2000 was declared August 2000 and paid September 2000. The special distribution for 1999 was declared in 1999 and paid in January 2000. In each instance, the special distribution enabled the Company to maintain its REIT status with respect to the distribution requirements.

         Our financial profile is characterized by a low level of debt to total capitalization, increasing net income, increasing cash flow from operations, and a conservative dividend payout ratio with respect to the common stock. We expect to fund our growth strategies with cash on hand at December 31, 2000, internally generated retained cash flows, proceeds from issuing equity securities and borrowings under our credit facility. We intend to repay amounts borrowed under the credit facility from undistributed operating cash flow or, as market conditions permit and are determined to be advantageous, from the public or private placement of equity securities.

         As of December 31, 2000, there were no outstanding borrowings under our $150.0 million bank line of credit. Outstanding debt at December 31, 2000 totaled $156.0 million, consisting of mortgage debt of $26.7 million and unsecured debt of $129.3 million. By comparison, our real estate facilities had a net book value of $3.7 billion at December 31, 2000 accordingly, our portfolio of real estate facilities is substantially unencumbered.

         We have generally only increased our debt in connection with the acquisition of real estate facilities. Over the past three years we have funded substantially all of our acquisitions with permanent capital (both common and preferred stock). We have elected to use preferred stock as a form of leverage despite the fact that the dividend rates of our preferred stock exceeds current interest rates on conventional debt. We have chosen this method of financing for the following reasons: (i) our perpetual preferred stock has no sinking fund requirement, or maturity date and does not require redemption, all of which eliminate any future refinancing risks, (ii) preferred stock allows us to leverage the common stock without the attendant interest rate or refinancing risks of debt, and (iii) like interest payments, dividends on the preferred stock can be applied to our REIT distributions requirements, which have helped us to maintain a low common stock dividend payout ratio and retain cash flow. Our credit ratings on our Senior Preferred Stock by each of the three major credit agencies are "baa2" by Moody's and BBB+ by Standard and Poor's and Fitch IBCA.

         We believe that our size and financial flexibility enables us to access capital when appropriate. During 2000, despite difficult capital markets, we privately issued $365.0 million of preferred partnership units as follows:
$240.0 million of 9.5% Series N Cumulative Redeemable Perpetual Preferred Units (issued March 17, 2000), $75.0 million of 9.125% Series O Cumulative Redeemable Perpetual Preferred Units (issued March 29, 2000), and $50.0 million of 8.75% Series P Cumulative Redeemable Perpetual Preferred Units (issued August 11,
2000). In addition, in December, 2000, we publicly issued $28.5 million of Equity Stock, Series A.

         Subsequent to December 31, 2000, we issued approximately $172.5 million of our 8.600% Series Q Cumulative Perpetual Preferred Stock.

         DISTRIBUTION REQUIREMENTS: We have operated, and intend to continue to operate, in such a manner as to qualify as a REIT under the Internal Revenue Code of 1986, but no assurance can be given that we will at all times so qualify. To the extent that the Company continues to qualify as a REIT, we will not be taxed, with certain limited exceptions, on the taxable income that is distributed to our shareholders, provided that at least 95% of our taxable income is so distributed prior to filing of the Company's tax return. We have satisfied the REIT distribution requirement since 1980.

         During 2000, we paid regular quarterly distributions of $0.22 per common share. In addition, during the quarter ended September 30, 2000, a special distribution in the amount of $0.60 per common share (an aggregate of $78.7 million) was declared and paid. Distributions with respect to the Common Stock and Equity Stock, Series A will be determined based upon our REIT distribution requirements after taking into consideration distributions to the preferred shareholders. We expect to increase our common distribution in 2001 and beyond from the level of our regularly quarterly distribution level of $0.22 per common share assuming a continuation of our increasing level of taxable income. These increased distributions will be in the form of special distributions of cash or securities, an increase in the regular quarterly common distribution, or a combination thereof.

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

         During 2000, we paid dividends totaling $100.1 million to the holders of our Senior Preferred Stock, $184.1 million to the holders of our Common Stock, $10.0 million to the holders of our Class B Common Stock and $11.0 million to the holders of our Equity Stock, Series A. We estimate that the distribution requirements for fiscal 2001 with respect to Senior Preferred Stock outstanding at December 31, 2000 will be approximately $100.1 million. We estimate the annual distribution requirement with respect to the Series Q Cumulative Perpetual Preferred Stock to be approximately $14.8 million per year.

         Our conservative distribution policy has been the principal reason for our ability to retain significant operating cash flows which have been used to make additional investments and reduce debt. During 1998, 1999 and 2000, we paid regular distributions to common and Class B shareholders of approximately 38%, 33% and 33% of our cash available from operations allocable to common shareholders, respectively. Including the special distributions paid in 1999 and 2000, we paid total distributions to common and Class B shareholders of 58% and 56%, respectively, of our cash available from operations allocable to common shareholders.

         CAPITAL  IMPROVEMENT  REQUIREMENTS:   During  2001,  we  have  budgeted
approximately $26.8 million for capital improvements.

         DEBT SERVICE REQUIREMENTS: We do not believe we have any significant refinancing risks with respect to our mortgage debt, all of which is fixed rate. At December 31, 2000, we had total outstanding notes payable of approximately $156.0 million. See Note 7 to the consolidated financial statements for approximate principal maturities of such borrowings. We anticipate that our retained operating cash flow will continue to be sufficient to enable us to make scheduled principal payments.

         GROWTH STRATEGIES: During 2001, we intend to continue to expand our asset and capital base through the acquisition of real estate assets and interests in real estate assets from both unaffiliated and affiliated parties through direct purchases, mergers, tender offers or other transactions and through the development of additional storage facilities. In addition to 618 wholly owned storage facilities, we operate, on behalf of approximately 46 ownership entities in which we have an interest, 629 storage facilities under the "Public Storage" name in which we have a partial equity interest. From time to time, some of these storage facilities or interests in them are available for purchase, providing us with a source of additional acquisition opportunities.

         ACQUISITION AND DEVELOPMENT OF FACILITIES: During 2000, we have acquired two commercial facilities and 12 storage facilities at an aggregate cost of approximately $67.1 million. In addition, on September 15, 2000, we acquired the remaining ownership interests in a partnership, of which we were the general partner, for an aggregate acquisition cost of $81.2 million. This partnership owned 13 self-storage facilities.

         As previously announced, in April 1997, we formed a joint venture partnership with an institutional investor for the purpose of developing up to $220.0 million of self-storage facilities. The joint venture is funded solely with equity capital consisting of 30% from us and 70% from the institutional investor. Our share of the cost of the real estate in the joint venture is approximately $69 million at December 31, 2000. As of December 31, 2000, the joint venture had 47 operating facilities, with 2,878,000 net rentable square feet and total development costs of approximately $231.5 million.

         In November 1999, we formed a second joint venture partnership for the development of approximately $100 million of self-storage facilities. The venture is funded solely with equity capital consisting of 51% from us and 49% from the joint venture partner. The term of the joint venture is 15 years. After six years, the joint venture partner has the right to cause the company to purchase the joint venture partner's interest for an amount necessary to provide them with a maximum return of 10.75% or less in certain circumstances. At December 31, 2000, this development joint venture was committed to develop 17 facilities (approximately 1,229,000 net rentable sq. ft.) with an estimated development cost of approximately $36.9 million, of which 11 facilities (approximately 714,000 net rentable sq. ft.) were completed at an aggregate cost of approximately $50.8 million. As of December 31, 2000, the second development joint venture is developing six additional projects (approximately 515,000 net rentable square feet) that were in process, with total costs incurred of $23.8 million and estimated remaining costs to complete of $13.1 million. We have submitted 5 additional facilities for approval with total estimated costs of approximately $22.4 million; we have incurred approximately $8.5 million through December 31, 2000 with respect to these 5 projects. Upon approval, these projects will be transferred to the joint venture and the joint venture partner will contribute its 49% share.

         We currently have a development "pipeline" of 110 self storage facilities, combination facilities, and expansions to existing self storage facilities with an aggregate estimated cost of approximately $628.2 million. Approximately $238.6 million of development cost is incurred as of December 31, 2000. We have acquired the land for 78 of these projects, which have an aggregate estimated cost of approximately $425.9 million, and costs incurred as of December 31, 2000 of approximately $234.3 million. The remaining 32 facilities represent identified sites where we have an agreement in place to acquire the land generally within one year.

         The development and fill-up of these storage facilities is subject to significant contingencies. We estimate that the amount remaining to be spent of approximately $373.9 million will be incurred over the next 24 - 28 months. The following table sets forth our development pipeline and a range of estimated opening dates for these projects:

                                           Number      Total Estimated    Total Cost Incurred      Estimated time
                                           of              Cost of          through December     Frames of Facility
                                           Facilities    Development            31, 2000              Openings
                                           ----------  ---------------    -------------------    ------------------

Development - Land Acquired at 12/31/00
---------------------------------------
Self-storage facilities...............         31         $   183,459         $      115,483      Q1 '01 - Q1 `02
Expansions of existing self-storage
    facilities........................         25              73,337                 39,243      Q1 '01 - Q1 `02
Combination facilities................         22             169,103                 79,607      Q1 '01 - Q1 `02
                                           ----------  ---------------    -------------------
     Total............................         78             425,899                234,333
                                           ----------  ---------------    -------------------
Potential  Development  -  Land  to  be
---------------------------------------
Acquired After 12/31/00
-----------------------
Self-storage facilities - development
    starts estimated by 6/30/01.......         16             106,299                  2,532      Q2 '02 - Q3 `02
Self-storage facilities - development
    starts estimated after 6/30/01....          5              40,863                    542        After Q3 `02
Expansions of existing self-storage
    facilities........................          7              12,421                    388      Q1 '02 - Q3 `02
Combination facilities................          4              27,046                    792      Q1 '02 - Q3 `02
                                           ----------  ---------------    -------------------

     Total............................         32             186,629                  4,254
                                           ----------  ---------------    -------------------

     Totals...........................        110         $   612,528         $      238,587
                                           ==========  ===============    ===================

         STOCK REPURCHASE PROGRAM: As previously announced, the Company's Board of Directors authorized the repurchase from time to time of up to 15,000,000 shares of the Company's common stock on the open market or in privately negotiated transactions. On March 15, 2001, the Board of Directors increased the repurchase authorization to 20,000,000 shares. During 2000, we repurchased a total of 3,417,700 shares, for a total aggregate cost of approximately $77.8 million. From the inception of the repurchase program through December 31, 2000, we have repurchased a total of 10,826,527 shares of common stock at an aggregate cost of approximately $257.0 million. From January 1, 2001 until March 14, 2001, the Company repurchased a total of 3,961,800 shares at an aggregate cost of approximately $102.2 million.

         FUNDS FROM OPERATIONS: Total funds from operations or "FFO" increased to $452.2 million for the year ended 2000 compared to $429.0 million for the year ended 1999 and $336.4 million in 1998. FFO available to common shareholders (after deducting preferred stock dividends) increased to $340.9 million for the year ended December 31, 2000 compared to $334.2 million in 1999 and $258.0 million in 1998. FFO means net income (loss) (computed in accordance with generally accepted accounting principles) before (i) gain (loss) on early extinguishment of debt, (ii) minority interest in income and (iii) gain (loss) on disposition of real estate, adjusted as follows: (i) plus depreciation and amortization related to real estate assets (including the Company's pro-rata share of depreciation and amortization of unconsolidated equity interests and amortization of assets acquired in a merger, including property management agreements and goodwill), and (ii) less FFO attributable to minority interests.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         To limit our exposure to market risk, we principally finance our operations and growth with permanent equity capital consisting either of common or preferred stock. At December 31, 2000, the Company's debt as a percentage of total shareholders' equity (based on book values) was 4.2%.

         Our preferred stock is not redeemable at the option of the holders. Except under certain conditions relating to the Company's qualification as a REIT, the Senior Preferred Stock is not redeemable by the Company prior to the following dates: Series A - September 30, 2002, Series B - March 31, 2003, Series C - June 30, 1999, Series D - September 30, 2004, Series E - January 31, 2005, Series F - April 30, 2005, Series G - December 31, 2000, Series H - January 31, 2001, Series I - October 31, 2001, Series J - August 31, 2002, Series K - January 19, 2004, Series L - March 10, 2004, Series M - August 17, 2004 and Series Q - January 19, 2006. On or after the respective dates, each of the series of Senior Preferred Stock will be redeemable at the option of the Company, in whole or in part, at $25 per share (or depositary share in the case of the Series G, Series H, Series I, Series J, Series K, Series L and Series M), plus accrued and unpaid dividends.

         Our market risk sensitive instruments include notes payable which totaled $156,003,000 at December 31, 2000. All of our notes payable bear interest at fixed rates. See Note 7 to the financial statements for terms, valuations and approximate principal maturities of the notes payable as of December 31, 2000.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The financial statements of the Company at December 31, 2000 and December 31, 1999 and for each of the three years in the period ended December 31, 2000 and the report of Ernst & Young LLP, Independent Auditors, thereon and the related financial statement schedule, are included elsewhere herein. Reference is made to the Index to Financial Statements and Schedules in Item 14.

ITEM 9.  DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information required by this item with respect to directors is hereby incorporated by reference to the material appearing in the Company's definitive proxy statement to be filed in connection with the annual shareholders' meeting to be held in 2001 (the "Proxy Statement") under the caption "Proposal No. 1 - Election of Directors." Information required by this item with respect to executive officers is provided in Item 4A of this report. See "Executive Officers of the Company."

ITEM 11. EXECUTIVE COMPENSATION

         The information required by this item is hereby incorporated by reference to the material appearing in the Proxy Statement under the captions "Compensation" and "Compensation Committee Interlocks and Insider Participation."

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information required by this item is hereby incorporated by reference to the material appearing in the Proxy Statement under the captions "Proposal No. 1 - Election of Directors - Security Ownership of Certain Beneficial Owners" and "- Security Ownership of Management."

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

              3.  Exhibits

                  See Index to Exhibits contained herein.

b.            Reports on Form 8-K

              The Company filed a Current Report on Form 8-K dated November 29, 2000 (filed November 30, 2000), pursuant to Item 5, which filed certain exhibits relating to the Company's public offering of Depositary Shares Each Representing 1/1,000 of a Share of Equity Stock, Series A.

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

3.31 Certificate of Determination for 8.600% Cumulative Preferred Stock, Series Q. Filed with Registrant's Form 8-A/A Registration Statement relating to the Depositary Shares Each Representing 1/1,000 of a Share of 8.600% Cumulative Preferred Stock, Series Q and incorporated herein by reference.

3.32 Bylaws, as amended. Filed with Registrant's Registration Statement No. 33-64971 and incorporated herein by reference.

3.33     Amendment  to Bylaws  adopted on May 9, 1996.  Filed with  Registrant's
         Registration   Statement  No.  333-03749  and  incorporated  herein  by
         reference.

3.34     Amendment to Bylaws adopted on June 26, 1997.  Filed with  Registrant's
         Registration   Statement  No.  333-41123  and  incorporated  herein  by
         reference.

3.35     Amendment to Bylaws adopted on January 6, 1998. Filed with Registrant's
         Registration   Statement  No.  333-41123  and  incorporated  herein  by
         reference.

3.36     Amendment  to  Bylaws   adopted  on  February  10,  1998.   Filed  with
         Registrant's Current Report on Form 8-K dated February 10, 1998 and incorporated herein by reference.

3.37 Amendment to Bylaws adopted on March 4, 1999. Filed with Registrant's Current Report on Form 8-K dated March 4, 1999 and incorporated herein by reference.

3.38     Amendment  to Bylaws  adopted on May 6, 1999.  Filed with  Registrant's
         Form  10-Q  for  the   quarterly   period  ended  March  31,  1999  and
         incorporated herein by reference.

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

10.9*    Registrant's 1996 Stock Option and Incentive Plan. Filed herewith.

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

10.16 Agreement of Limited Partnership of PS Business Parks, L. P. dated as of March 17, 1998. Filed with PS Business Parks, Inc.'s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1998 and incorporated herein by reference.

10.17 Deposit Agreement dated as of January 19, 1999 among Registrant, BankBoston, N. A. and the holders of the depositary receipts evidencing the Depositary Shares Each Representing 1/1,000 of a Share of 8-1/4% Cumulative Preferred Stock, Series K. Filed with Registrant's Form 8-A/A Registration Statement relating to the Depositary Shares Each Representing 1/1,000 of a Share of 8-1/4% Cumulative Preferred Stock, Series K and incorporated herein by reference.

10.18 Agreement and Plan of Merger among Storage Trust Realty, Registrant and Newco Merger Subsidiary, Inc. dated as of November 12, 1998. Filed with Registrant's Registration Statement No. 333-68543 and incorporated herein by reference.

10.19 Amendment No. 1 to Agreement and Plan of Merger among Storage Trust Realty, Registrant, Newco Merger Subsidiary, Inc. and STR Merger Subsidiary, Inc. dated as of January 19, 1999. Filed with Registrant's Registration Statement No. 333-68543 and incorporated herein by reference.

10.20 Amended and Restated Agreement of Limited Partnership of Storage Trust Properties, L. P., dated as of March 12, 1999. Filed with Registrant's Form 10-Q for the quarterly period ended June 30, 1999 and incorporated herein by reference.

10.21* Storage Trust Realty 1994 Share Incentive Plan. Filed with Storage Trust Realty's Annual Report on Form 10-K for the year ended December 31, 1997 and incorporated herein by reference.

10.22    Amended  and  Restated   Storage  Trust  Realty  Retention  Bonus  Plan
         effective as of November 12, 1998. Filed with Registrant's Registration Statement No. 333-68543 and incorporated herein by reference.

10.23 Deposit Agreement dated as of March 10, 1999 among Registrant, Bank Boston, N.A. and the holders of the depositary receipts evidencing the Depositary Shares Each Representing 1/1,000 of a Share of 8-1/4% Cumulative Preferred Stock, Series L. Filed with Registrant's Form 8-A/A Registration Statement relating to the Depositary Shares Each Representing 1/1,000 of a Share of 8-1/4% Cumulative Preferred Stock, Series L and incorporated herein by reference.

10.24 Note Purchase Agreement and Guaranty Agreement with respect to $100,000,000 of Senior Notes of Storage Trust Properties, L.P. Filed with Storage Trust Realty's Annual Report on Form 10-K for the year ended December 31, 1996 and incorporated herein by reference.

10.25 Deposit Agreement dated as of August 17, 1999 among Registrant, Bank Boston, N.A. and the holders of the depositary receipts evidencing the Depositary Shares Each Representing 1/1,000 of a Share of 8.75% Cumulative Preferred Stock, Series M. Filed with Registrant's Form 8-A/A Registration Statement relating to the Depositary Shares Each Representing 1/1,000 of a Share of 8.75% Cumulative Preferred Stock, Series M and incorporated herein by reference.

10.26 Limited Partnership Agreement of PSAC Development Partners, L.P. among PS Texas Holdings, Ltd., PS Pennsylvania Trust and PSAC Storage Investors, L.L.C. dated as November 15, 1999. Filed with Registrant's Current Report on Form 8-K dated November 15, 1999 and incorporated herein by reference.

10.27 Agreement of Limited Liability Company of PSAC Storage Investors, L.L.C. dated as of November 15, 1999. Filed with Registrant's Current Report on Form 8-K dated November 15, 1999 and incorporated herein by reference.

10.28 Deposit Agreement dated as of January 14, 2000 among Registrant, BankBoston, N.A. and the holders of the depositary receipts evidencing the Depositary Shares Each Representing 1/1,000 of a Share of Equity Stock, Series A. Filed with Registrant's Form 8-A/A Registration Statement relating to the Depositary Shares Each Representing 1/1,000 of a Share of Equity Stock, Series A and incorporated herein by reference.

10.29 Amended and Restated Agreement of Limited Partnership of PSA Institutional Partners, L.P. among PS Texas Holdings, Ltd. and the Limited Partners dated as of March 29, 2000. Filed with Registrant's Annual Report on Form 10-K for the year ended December 31, 1999 and incorporated herein by reference.

10.30 Amended and Restated Agreement of Limited Partnership of PSA Institutional Partners, L.P. among PS Texas Holdings, Ltd. and the Limited Partners dated as of August 11, 2000. Filed with Registrant's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2000 and incorporated herein by reference.

10.31* Registrant's 2000 Non-Executive/Non-Director Stock Option and Incentive Plan. Filed with Registrant's Registration Statement No. 333-52400 and incorporated herein by reference.

10.32 Deposit Agreement dated as of January 19, 2001 among Registrant, Fleet National Bank and the holders of the depositary receipts evidencing the Depositary Shares Each Representing 1/1,000 of a Share of 8.600% Cumulative Preferred Stock, Series Q. Filed with Registrant's Form 8-A/A Registration Statement relating to the Depositary Shares Each Representing 1/1,000 of a Share of 8.600% Cumulative Preferred Stock, Series Q and incorporated herein by reference.

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

                                            PUBLIC STORAGE, INC.

Date:  March 16, 2001                       By: /s/ Harvey Lenkin
                                                ------------------------
                                                Harvey Lenkin, President

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

            Signature                                Title                              Date
------------------------------------      -------------------------------       --------------------
                                          Chairman of the Board, Chief
/s/ B. Wayne Hughes                       Executive Officer and Director              March 16, 2001
------------------------------------      (principal executive officer)
B. Wayne Hughes

/s/ Harvey Lenkin                          President and Director                     March 16, 2001
------------------------------------
Harvey Lenkin

/s/ Marvin M. Lotz                         Senior Vice President and Director         March 16, 2001
------------------------------------
Marvin M. Lotz

B. Wayne Hughes, Jr.                       Vice President and Director                March 16, 2001
------------------------------------
B. Wayne Hughes, Jr.

/s/ John Reyes                             Senior Vice President and                  March 16, 2001
------------------------------------       Chief Financial Officer
John Reyes                                 (principal financial officer and
                                           principal accounting officer)

/s/ Robert J. Abernethy                    Director                                   March 16, 2001
------------------------------------
Robert J. Abernethy

/s/ Dann V. Angeloff                       Director                                   March 16, 2001
------------------------------------
Dann V. Angeloff

/s/ William C. Baker                       Director                                   March 16, 2001
------------------------------------
William C. Baker

                                           Director                                   March 16, 2001
------------------------------------
Thomas J. Barrack, Jr.

/s/ Uri P. Harkham                         Director                                   March 16, 2001
------------------------------------
Uri P. Harkham

/s/ Daniel C. Staton                       Director                                   March 16, 2001
------------------------------------
Daniel C. Staton


                              PUBLIC STORAGE, INC.
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                                  AND SCHEDULES

                                  (Item 14 (a))


                                                                 Page References

Report of Independent Auditors.......................................    F-1

Consolidated balance sheets as of December 31, 2000 and 1999.........    F-2

For each of the three years in the period ended December 31, 2000:

Consolidated statements of income....................................    F-3

Consolidated statements of shareholders' equity .....................    F-4

Consolidated statements of cash flows................................ F-5 - F-6

Notes to consolidated financial statements........................... F-7 - F-28

SCHEDULE:

III - Real estate and accumulated depreciation.......................F-29 - F-69

All other schedules have been omitted since the required information is not present or not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements or notes thereto.

                         REPORT OF INDEPENDENT AUDITORS





The Board of Directors and Shareholders
Public Storage, Inc.


We have audited the accompanying consolidated balance sheets of Public Storage, Inc. as of December 31, 2000 and 1999, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2000. Our audits also included the financial statement schedule listed in the Index at Item 14 (a). These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Public Storage, Inc. at December 31, 2000 and 1999, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.




                                                           ERNST & YOUNG  L L P


Los Angeles, California

February 23, 2001

                              PUBLIC STORAGE, INC.
                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 2000 AND 1999
                    (AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)


                                                                                        DECEMBER 31,         DECEMBER 31,
                                                                                            2000                 1999
                                                                                     -------------------  -------------------

                                       ASSETS

Cash and cash equivalents ......................................................      $     89,467          $     55,125
Real estate facilities, at cost:
   Land ........................................................................         1,107,867             1,036,958
   Buildings ...................................................................         3,026,550             2,785,475
                                                                                     -------------------  -------------------
                                                                                         4,134,417             3,822,433
   Accumulated depreciation ....................................................          (668,018)             (533,412)
                                                                                     -------------------  -------------------
                                                                                         3,466,399             3,289,021
   Construction in process .....................................................           238,587               140,764
                                                                                     -------------------  -------------------
                                                                                         3,704,986             3,429,785

Investment in real estate entities .............................................           448,928               457,529
Intangible assets, net .........................................................           185,017               194,326
Mortgage notes receivable from affiliates ......................................            26,238                18,798
Other assets ...................................................................            59,305                58,822
              Total assets .....................................................      $  4,513,941          $  4,214,385
                                                                                     ===================  ===================

                       LIABILITIES AND SHAREHOLDERS' EQUITY

Notes payable ..................................................................      $    156,003          $    167,338
Distributions payable ..........................................................               -                  82,086
Accrued and other liabilities ..................................................           100,903                89,261
                                                                                     -------------------  -------------------
         Total liabilities .....................................................           256,906               338,685
Minority interest:
   Preferred partnership interests .............................................           365,000                   -
   Other .......................................................................           167,918               186,600
Commitments and contingencies
Shareholders' equity:
   Preferred Stock, $0.01 par value,  50,000,000 shares  authorized, ...........        11,141,100
     shares issued and outstanding, at liquidation preference:
         Cumulative Preferred Stock, issued in series ..........................         1,155,150             1,155,150
   Common Stock, $0.10 par value, 200,000,000 shares authorized, 123,703,874
     shares issued and outstanding (126,697,023 at December 31, 1999) ..........            12,370                12,671
   Equity Stock, Series A, $0.01 par value, 200,000,000 shares authorized,
     5,635.602 shares issued and outstanding (none issued and outstanding at
     December 31, 1999) ........................................................               -                     -
   Class B Common Stock, $0.10 par value, 7,000,000 shares authorized and issued
                                                                                               700                   700
   Paid-in capital .............................................................         2,506,736             2,463,193
   Cumulative net income .......................................................         1,387,061             1,089,973
   Cumulative distributions paid ...............................................        (1,337,900)           (1,032,587)
                                                                                     -------------------  -------------------
         Total shareholders' equity ............................................         3,724,117             3,689,100
                                                                                     -------------------  -------------------
              Total liabilities and shareholders' equity .......................      $  4,513,941          $  4,214,385
                                                                                     ===================  ===================

                            See accompanying notes.
                                      F-2

                              PUBLIC STORAGE, INC.
                      CONSOLIDATED STATEMENTS OF INCOME FOR
          EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 2000
                  (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                     2000         1999           1998
                                                                  -----------  -----------  -----------
REVENUES:
   Rental income:
      Self-storage facilities ..................................   $ 653,524    $ 592,619    $ 488,291
      Commercial properties ....................................      11,341        8,204       23,112
      Containerized storage facilities .........................      37,914       27,028       24,466
   Equity in earnings of real estate entities ..................      36,109       32,183       26,602
   Interest and other income ...................................      18,422       16,700       18,614
                                                                  -----------  -----------  -----------
                                                                     757,310      676,734      581,085
                                                                  -----------  -----------  -----------
EXPENSES:
  Cost of operations:
      Storage facilities .......................................     210,462      184,481      149,376
      Commercial properties ....................................       3,826        2,826        7,951
      Containerized storage facilities .........................      37,798       29,509       48,508
  Depreciation and amortization ................................     148,967      137,719      111,799
  General and administrative ...................................      21,306       12,491       11,635
  Interest expense .............................................       3,293        7,971        4,507
                                                                  -----------  -----------  -----------
                                                                     425,652      374,997      333,776
                                                                  -----------  -----------  -----------

Income before minority interest and gain on disposition of real
   estate and real estate investments...........................     331,658      301,737      247,309

Minority interest in income:
  Preferred partnership interests ..............................     (24,859)         -            -
  Other Partnership interests ..................................     (13,497)     (16,006)     (20,290)
                                                                  -----------  -----------  -----------

Net income before gain on disposition of real estate ...........     293,302      285,731      227,019
Gain on disposition of real estate and real estate investments .       3,786        2,154          -
                                                                  -----------  -----------  -----------

Net income .....................................................   $ 297,088    $ 287,885    $ 227,019
                                                                  ===========  ===========  ===========
Net income allocation:
   Allocable to preferred shareholders .........................   $ 100,138    $  94,793    $  78,375
   Allocable to Equity Stock, Series A .........................      11,042          -            -
   Allocable to common shareholders ............................     185,908      193,092      148,644
                                                                  -----------  -----------  -----------
                                                                   $ 297,088    $ 287,885    $ 227,019
                                                                  ===========  ===========  ===========

PER COMMON SHARE:

Basic net income per share .....................................   $    1.41    $    1.53    $    1.30
                                                                  ===========  ===========  ===========
Diluted net income per share ...................................   $    1.41    $    1.52    $    1.30
                                                                  ===========  ===========  ===========

Basic weighted average common shares outstanding ...............     131,566      126,308      113,929
                                                                  ===========  ===========  ===========
Diluted weighted average common shares outstanding .............     131,657      126,669      114,357
                                                                  ===========  ===========  ===========

                            See accompanying notes.
                                      F-3

                              PUBLIC STORAGE, INC.
                    CONSOLIDATED STATEMENTS OF SHAREHOLDERS'
    EQUITY FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 2000
           (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                                                                               Class B
                                                                      Preferred Stock           Common         Common
                                                                Cumulative    Convertible        Stock          Stock
                                                                -----------  ------------    -----------    ------------
BALANCES AT DECEMBER 31, 1997..............................     $   868,900  $    53,308     $    10,511    $        700
   Issuance of Common Stock (10,093,648 shares) ...........               -            -           1,010               -
     Conversion of Convertible Preferred Stock into Common
     Stock (3,589,552 shares)..............................               -      (53,308)            359               -
   Repurchase of Common  Stock (2,819,400 shares)..........               -            -            (282)              -
   Net income..............................................               -            -          -                    -
   Distributions to shareholders:
     Preferred Stock.......................................               -            -               -               -
     Common Stock, $0.88 per share.........................               -            -               -               -
                                                                -----------  ------------    -----------    ------------
BALANCES AT DECEMBER 31, 1998..............................         868,900            -          11,598             700
   Issuance of Preferred Stock, net of issuance costs:
     Series K (4,600 shares)...............................         115,000            -               -               -
     Series L (4,600 shares)...............................         115,000            -               -               -
     Series M (2,250 shares)...............................          56,250            -               -               -
   Issuance of Common Stock (15,320,505 shares) ...........               -            -           1,532               -
   Repurchase of Common  Stock (4,589,427 shares)..........               -            -            (459)              -
   Net income..............................................               -            -               -               -
   Distributions to shareholders:
     Preferred Stock.......................................               -            -               -               -
     Common Stock regular distribution,  $0.88 per share...               -            -               -               -
     Common Stock special distribution.....................               -            -               -               -
                                                                -----------  ------------    -----------    ------------
BALANCES AT DECEMBER 31, 1999..............................       1,155,150            -          12,671             700
   Issuance of Equity Stock, Series A (5,635.602 shares)...               -            -               -               -
   Issuance of Common Stock (498,451 shares) ..............               -            -              50               -
   Repurchase of Common  Stock (3,491,600 shares)..........               -            -            (351)              -
   Costs in connection with issuance of preferred operating
     partnership units (see Note 8)........................               -            -               -               -
   Net income..............................................               -            -               -               -
   Distributions to shareholders:
     Preferred Stock.......................................               -            -               -               -
     Equity Stock, Series A................................               -            -               -               -
     Common Stock regular distribution,  $0.88 per share...               -            -               -               -
     Common Stock special distribution.....................               -            -               -               -
                                                                -----------  ------------    -----------    ------------
BALANCES AT DECEMBER 31, 2000..............................     $ 1,155,150  $         -     $    12,370    $        700
                                                                ===========  ============    ===========    ============

                                                                                                                  Total
                                                                  Paid-in      Cumulative     Cumulative      Shareholders'
                                                                  Capital      Net Income    Distributions       Equity
                                                                ------------- -----------   --------------   --------------
BALANCES AT DECEMBER 31, 1997..............................     $  1,903,782  $   575,069   $    (563,310)   $   2,848,960
   Issuance of Common Stock (10,093,648 shares) ...........          293,708            -               -          294,718
     Conversion of Convertible Preferred Stock into Common
     Stock (3,589,552 shares)..............................           52,949            -               -                -
   Repurchase of Common  Stock (2,819,400 shares)..........          (71,974)           -               -          (72,256)
   Net income..............................................                -      227,019               -          227,019
   Distributions to shareholders:
     Preferred Stock.......................................                -            -         (78,375)         (78,375)
     Common Stock, $0.88 per share.........................                -            -        (100,726)        (100,726)
                                                                ------------- -----------   --------------   --------------
BALANCES AT DECEMBER 31, 1998..............................        2,178,465      802,088        (742,411)       3,119,340
   Issuance of Preferred Stock, net of issuance costs:
     Series K (4,600 shares)...............................           (3,723)           -               -          111,277
     Series L (4,600 shares)...............................           (3,723)           -               -          111,277
     Series M (2,250 shares)...............................           (1,872)           -               -           54,378
   Issuance of Common Stock (15,320,505 shares) ...........          402,152            -               -          403,684
   Repurchase of Common  Stock (4,589,427 shares)..........         (108,106)           -               -         (108,565)
   Net income..............................................                -      287,885               -          287,885
   Distributions to shareholders:
     Preferred Stock.......................................                -            -         (94,793)         (94,793)
     Common Stock regular distribution,  $0.88 per share...                -            -        (113,297)        (113,297)
     Common Stock special distribution.....................                -            -         (82,086)         (82,086)
                                                                ------------- -----------   --------------   --------------
BALANCES AT DECEMBER 31, 1999..............................        2,463,193    1,089,973      (1,032,587)       3,689,100
   Issuance of Equity Stock, Series A (5,635.602 shares)...          113,354            -               -          113,354
   Issuance of Common Stock (498,451 shares) ..............           11,387            -               -           11,437
   Repurchase of Common  Stock (3,491,600 shares)..........          (77,448)           -               -          (77,799)
   Costs in connection with issuance of preferred operating
     partnership units (see Note 8)........................           (3,750)           -               -           (3,750)
   Net income..............................................                -      297,088               -          297,088
   Distributions to shareholders:
     Preferred Stock.......................................                -            -        (100,138)        (100,138)
     Equity Stock, Series A................................                -            -         (11,042)         (11,042)
     Common Stock regular distribution,  $0.88 per share...                -            -        (115,460)        (115,460)
     Common Stock special distribution.....................                -            -         (78,673)         (78,673)
                                                                ------------- -----------   --------------   --------------
BALANCES AT DECEMBER 31, 2000..............................     $  2,506,736  $ 1,387,061   $  (1,337,900)   $   3,724,117
                                                                ============= ===========   ==============   ==============

                            See accompanying notes.

                              PUBLIC STORAGE, INC.
                    CONSOLIDATED STATEMENTS OF CASH FLOWS FOR
          EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 2000
                             (AMOUNTS IN THOUSANDS)


                                                                                     2000            1999            1998
                                                                                --------------  --------------  --------------
Cash flows from operating activities:
   Net income...............................................................     $   297,088    $   287,885     $   227,019
   Adjustments to reconcile net income to net cash provided by operating activities:
     Less gain on disposition of real estate and real estate investments.             (3,786)        (2,154)              -
     Depreciation and amortization.......................................            148,967        137,719         111,799
     Depreciation included in equity in earnings of real estate entities.             21,825         19,721          13,884
     Minority interest in income.........................................             38,356         16,006          20,290
                                                                                --------------  --------------  --------------
       Total adjustments.................................................            205,362        171,292         145,973
                                                                                --------------  --------------  --------------
       Net cash provided by operating activities.........................            502,450        459,177         372,992
                                                                                --------------  --------------  --------------
Cash flows from investing activities:
     Principal payments received on mortgage notes receivable............              7,650         28,837          46,897
     Acquisition of minority interests...................................            (31,271)       (36,846)        (22,845)
     Notes receivable from affiliates....................................            (11,400)       (30,594)        (33,000)
     Acquisition of real estate facilities...............................            (62,938)       (26,640)        (46,064)
     Acquisition cost of business combinations...........................            (66,776)      (180,216)        (85,883)
     Reduction in cash due to the deconsolidation of PS Business Parks,
       Inc. (See Note 2).................................................                  -              -         (11,260)
     Investment in containerized storage business........................                  -              -          (2,571)
     Investments in real estate entities.................................            (75,146)       (77,656)        (99,934)
     Construction in process.............................................           (232,918)      (109,047)        (79,132)
     Capital improvements to real estate facilities .....................            (33,023)       (29,023)        (31,714)
     Proceeds from the sale of real estate facilities and real estate
       investments.......................................................             58,319         12,656          10,275
                                                                                --------------  --------------  --------------
       Net cash used in investing activities.............................           (447,503)      (448,529)       (355,231)
                                                                                --------------  --------------  --------------
Cash flows from financing activities:
     Net paydown on revolving line of credit.............................                  -              -          (7,000)
     Net proceeds from the issuance of preferred stock...................                  -        276,932               -
     Net proceeds from the issuance of preferred partnership units.......            361,250              -               -
     Net proceeds from the issuance of Equity Stock, Series A............             68,318              -               -
     Net proceeds from the issuance of common stock......................              4,608         10,000         237,860
     Repurchase of the Company's common stock............................            (77,799)      (108,565)        (72,256)
     Principal payments on mortgage notes payable........................            (11,335)       (14,088)        (15,131)
     Distributions paid to shareholders..................................           (343,388)      (208,090)       (179,101)
     Distributions paid to minority interests............................            (45,494)       (25,300)        (32,312)
     Investment by minority interests....................................             17,871         61,928          54,809
     Other...............................................................              5,364            435           5,140
                                                                                --------------  --------------  --------------
       Net cash used in financing activities.............................            (20,605)        (6,748)         (7,991)
                                                                                --------------  --------------  --------------
Net increase in cash and cash equivalents................................             34,342          3,900           9,770
Cash and cash equivalents at the beginning of the year...................             55,125         51,225          41,455
                                                                                --------------  --------------  --------------
Cash and cash equivalents at the end of the year.........................        $    89,467    $    55,125     $    51,225
                                                                                ==============  ==============  ==============

                            See accompanying notes.
                                      F-5

                              PUBLIC STORAGE, INC.
                    CONSOLIDATED STATEMENTS OF CASH FLOWS FOR
          EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 2000
                             (AMOUNTS IN THOUSANDS)
                                   (CONTINUED)

                                                                                     2000           1999            1998
                                                                                --------------  --------------  --------------
SUPPLEMENTAL SCHEDULE OF NON CASH INVESTING AND FINANCING  ACTIVITIES:
   Business combinations (Note 3):
       Real estate facilities..............................................          (82,163)    $ (727,925)    $ (224,999)
       Construction in process.............................................                -        (11,449)             -
       Investment in real estate entities..................................           14,393         66,334         86,966
       Mortgage notes receivable...........................................                -         (6,739)             -
       Other assets........................................................             (183)        (3,295)          (670)
       Accrued and other liabilities.......................................            1,177         23,434          3,793
       Minority interest...................................................                -         32,201         35,210
       Notes payable.......................................................                -        100,000              -
   Effect of the deconsolidation of PS Business Parks (Note 2):
       Investments in real estate entities.................................                -              -       (219,225)
       Real estate facilities, net of accumulated depreciation.............                -              -        433,446
       Other assets........................................................                -              -          2,048
       Accrued and other liabilities.......................................                -              -        (10,106)
       Notes payable.......................................................                -              -        (14,526)
       Minority interest...................................................                -              -       (202,897)
   Acquisition of real estate  facilities  in exchange  for minority  interests, common stock, the assumption of mortgage notes payable, the cancellation of mortgage notes receivable, the reduction of investment in real estate
     entities and other assets.............................................          (19,281)       (55,120)       (42,047)
   Assumption of notes payable in exchange for real estate facilities......                -              -         14,526
   Other assets given in exchange for real estate facilities...............                -          3,800              -
   Minority interest (acquired) issued in exchange for the purchase of (sale
     of) real estate facilities ...........................................           (6,427)             -          1,206
   Cancellation of mortgage notes receivable to acquire real estate facilities             -          5,573          2,495
   Reduction of investment in real estate entities in exchange for real estate
     facilities...........................................................             3,144              -            527
   Disposition of real estate facilities in exchange for notes receivable,
     other assets, and investment in real estate entities..................           20,265         29,675              -
   Notes receivable issued in connection with real estate dispositions.....           (3,690)       (10,460)             -
   Other assets received in connection with real estate dispositions.......                -         (3,800)
   Investment in real estate entities......................................                -        (15,415)       (17,133)
   Acquisition of minority interest in exchange for common stock...........          (22,988)       (37,560)       (25,460)
   Distributions payable...................................................          (82,086)        82,086              -
   Cumulative distributions paid...........................................                -        (82,086)             -
   Issuance of Common Stock:
       In connection with business combinations............................                -        347,223         13,817
       To acquire minority interests.......................................            6,829         46,461         25,908
       Acquire partnership interests in real estate entities...............                -              -         17,133
       In connection with conversion of Convertible Preferred Stock........                -              -         53,308
   Issuance of equity stock, Series A in connection with special distribution to common shareholders and in connection with acquisition of real estate
     facilities............................................................           45,037
   Conversion of Convertible Preferred Stock...............................                -              -        (53,308)

                            See accompanying notes.
                                      F-6

                              PUBLIC STORAGE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2000

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

              In 1996 and 1997, we organized Public Storage Pickup and Delivery, Inc., as a separate corporation and partnership (the corporation and partnership are collectively referred to as "PSPUD") to operate storage facilities that rent portable storage containers to customers for storage in central warehouses. At December 31, 2000, PSPUD had 41 facilities in operation in 13 states.

              We invest in real estate facilities by acquiring wholly owned facilities or by acquiring interests in real estate entities which also own real estate facilities. At December 31, 2000, we had direct and indirect equity interests in 1,507 properties located in 38 states, including 1,361 self-storage facilities and 146 commercial properties. The Company under the "Public Storage" name operates all of the self-storage facilities.

2.   Summary of significant accounting policies
     ------------------------------------------

              Basis of presentation
              ---------------------
              The consolidated  financial statements include the accounts of the
     Company and 35 controlled entities (the "Consolidated Entities"). Collectively, the Company and these entities own a total of 1,253 real estate facilities, consisting of 1,247 storage facilities and six commercial properties.

              At December 31, 2000, we had equity investments in 11 limited partnerships in which we do not have a controlling interest. These limited partnerships collectively own 114 self-storage facilities, which are managed by the Company. In addition, we own approximately 42% of the common interest in PS Business Parks, Inc. ("PSB"), which owns and operates 140 commercial properties. We do not control these entities, accordingly, our investments in these limited partnerships and PSB are accounted for using the equity method.

              From the time of PSB's formation through March 31, 1998, we consolidated the accounts of PSB in our financial statements. During the second quarter of 1998, our ownership interest in PSB was reduced below 50% and, accordingly, we ceased to have a controlling interest in PSB. Accordingly, effective April 1, 1998, we no longer included the accounts of PSB in our consolidated financial statements and have accounted for our investment using the equity method. For all periods after March 31, 1998, the income statement includes the Company's equity in income of PSB. Further, commercial property operations for the periods after March 31, 1998 reflect only the commercial property operations of facilities owned by the Company.

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

              Income taxes
              ------------
              For all taxable years subsequent to 1980, the Company qualified and intends to continue to qualify as a REIT, as defined in Section 856 of the Internal Revenue Code. As a REIT, we are not taxed on that portion of our taxable income which is distributed to our shareholders provided that we meet certain tests. We believe we have met these tests during 2000, 1999 and 1998; accordingly, no provision for income taxes has been made in the accompanying financial statements.

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

              Other assets
              ------------
              Other assets primarily consist of furniture, fixtures, equipment, and other such assets associated with the containerized storage business as well as accounts receivable, prepaid expenses, and other such assets of the Company. Included in other assets with respect to the containerized storage business is furniture, fixtures, and equipment (net of accumulated depreciation) of $28,544,000 and $34,704,000 at December 31, 2000 and 1999,
     respectively. Included in depreciation and amortization expense is $4,801,000, $4,915,000, and $4,317,000 in the years ended December 31,
     2000, 1999 and 1998, respectively, of depreciation of furniture, fixtures, and equipment of the containerized storage business.

              Intangible assets
              -----------------
              Intangible assets consist of property management contracts ($165,000,000) and the cost over the fair value of net tangible and identifiable intangible assets ($67,726,000) acquired. Intangible assets are amortized straight-line over 25 years. At December 31, 2000 and 1999, intangible assets are net of accumulated amortization of $47,709,000 and $38,400,000, respectively. Included in depreciation and amortization expense is $9,309,000 in each of the three fiscal years ended December 31, 2000 with respect to the amortization of intangible assets.

              Revenue and expense recognition
              -------------------------------
              Property rents are recognized as earned. Equity in earnings of real estate entities are recognized based on our ownership interest in the earnings of each of the unconsolidated real estate entities. Advertising costs of $11,987,000, $10,160,000 and $14,332,000 for 2000, 1999 and 1998,
     respectively, were expensed as incurred.

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

              Net income per common share
              ---------------------------
              Basic net income per share is computed using the weighted average common shares (prior to the dilutive impact of stock options outstanding). Diluted net income per common share is computed using the weighted average common shares outstanding (adjusted for the dilutive impact of stock options outstanding). Commencing January 1, 2000, the Company's 7,000,000 Class B common shares outstanding began to participate in distributions of the Company's earnings. Distributions per share of Class B common stock are equal to 97% of the per share distribution paid to the Company's regular common shares. As a result of this participation in distribution of earnings, for purposes of computing net income per common share, we began to include 6,790,000 (7,000,000 x 97%) Class B common shares in the weighted average common equivalent shares for the year ended December 31, 2000. Weighted average shares for the years ended December 31, 1999 and 1998 do not include any shares with respect to the Class B common stock as these shares did not participate in distributions of the Company's earnings prior to January 1, 2000. In addition, the inclusion of the convertible preferred stock (for periods prior to conversion) in the determination of net income per common share has been determined to be anti-dilutive.

              In computing earnings per common share, preferred stock dividends totaling $100,138,000, $94,793,000 and $78,375,000 for the years ended
     December 31, 2000, 1999 and 1998, respectively, reduced income available to common stockholders in the determination of net income allocable to common stockholders.

              Net income allocated to our common shareholders has been further allocated among our two classes of common stock; our regular common stock and our Equity Stock, Series A. The allocation among each class was based upon the two-class method. Under the two-class method, earnings per share for each class of common stock is determined according to dividends declared (or accumulated) and participation rights in undistributed earnings. Under the two-class method, the Equity Stock, Series A for the year ended December 31, 2000 was allocated approximately $11,042,000 of net income and the remaining $185,908,000 was allocated to the regular common shares.

              Stock-based compensation
              ------------------------
              In October 1995, the Financial Accounting Standards Board issued Statement No. 123 "Accounting for Stock-Based Compensation" which provides companies an alternative to accounting for stock-based compensation as prescribed under APB Opinion No. 25 (APB 25). Statement 123 encourages, but does not require companies to recognize expense for stock-based awards based on their fair value at date of grant. Statement No. 123 allows companies to continue to follow existing accounting rules (fair value method under APB 25) provided that pro-forma disclosures are made of what net income and earnings per share would have been had the new fair value method been used. We have elected to adopt the disclosure requirements of Statement No. 123 but will continue to account for stock-based compensation under APB 25.

              Reclassifications
              -----------------
              Certain reclassifications have been made to the consolidated financial statements for 1999 and 1998 in order to conform to the 2000 presentation.

3.   Business combinations
     ---------------------

              Mergers
              -------
              On March 12, 1999, we completed a merger with Storage Trust Realty, Inc. ("Storage Trust"). All the outstanding stock of Storage Trust was exchanged for 13,009,485 shares of the Company's common stock and an additional 1,011,963 shares were reserved for issuance upon conversion of limited partnership units in Storage Trust's operating partnership. The aggregate acquisition cost of the merger was approximately $575,676,000, consisting of the issuance of the Company's common stock of approximately $347,223,000, cash of approximately $105,239,000, the assumption of debt in the amount of $100,000,000, and the Company's pre-existing investment in Storage Trust of approximately $23,214,000.

              During 1998, we completed mergers with two affiliated public REITs. We acquired all the outstanding stock of the REITs for an aggregate cost of $37,132,000, consisting of the issuance of 433,526 shares of the Company's common stock ($13,817,000), a $18,571,000 reduction of the Company's pre-existing investment and $4,744,000 in cash.

              Partnership acquisitions
              ------------------------
              During 2000, we acquired the remaining ownership interests in a partnership, of which we are the general partner, for an aggregate acquisition cost of $81,169,000, consisting of cash of $66,776,000 and the reduction of our pre-existing investment in the amount of $14,393,000. Prior to the acquisition, we accounted for our investment in the partnership using the equity method of accounting.

              During 1999, we acquired all of the limited partner interests in fourteen partnerships, which owned an aggregate of 40 storage facilities. Prior to the acquisitions, we accounted for our investment in each of these partnerships using the equity method. As a result of increasing our ownership interest and obtaining control of the partnerships, we began to consolidate the accounts of the partnerships in the consolidated financial statements. The aggregate amount of the interests acquired totaled
     $118,453,000 consisting of a $43,476,000 reduction of the Company's pre-existing investment and cash of $74,977,000.


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

              The mergers were structured as tax-free transactions. The mergers and acquisitions of affiliated limited partner interests have been accounted for using the purchase method. Accordingly, allocations of the total acquisition cost to the net assets acquired were made based upon the fair value of such assets and liabilities assumed with respect to the transactions occurring in 2000, 1999, and 1998 are summarized as follows:

                                              Partnership       Storage          REIT
                                              Acquisitions    Trust Merger      Mergers          Total
                                              ------------    ------------    ------------    ------------
                                                                (Amounts in thousands)
2000 BUSINESS COMBINATIONS:
    Real estate facilities..............        $   82,163      $        -     $        -     $   82,163
    Other assets........................               183               -              -            183
    Accrued and other liabilities.......            (1,177)              -              -         (1,177)
                                              ------------    ------------    ------------    ------------
                                                $   81,169      $        -     $        -     $   81,169
                                              ============    ============    ============    ============
1999 BUSINESS COMBINATIONS:
    Real estate facilities...............       $  129,348      $ 598,577      $       -      $  727,925
    Construction in process..............                -         11,449              -          11,449
    Investment in real estate entities...                -            356              -             356
    Mortgage notes receivable............                -          6,739              -           6,739
    Other assets.........................              386          2,909              -           3,295
    Accrued liabilities..................           (6,089)       (17,345)             -         (23,434)
    Minority interest....................           (5,192)       (27,009)             -         (32,201)
                                              ------------    ------------    ------------    ------------
                                                $  118,453      $ 575,676      $       -      $  694,129
                                              ============    ============    ============    ============
1998 BUSINESS COMBINATIONS:
    Real estate facilities...............       $  151,028      $       -      $  73,971      $  224,999
    Other assets.........................              399              -            271             670
    Accrued and other liabilities........           (1,513)             -         (2,280)         (3,793)
    Minority interest....................             (380)             -        (34,830)        (35,210)
                                              ------------    ------------    ------------    ------------
                                                $  149,534      $       -      $  37,132      $  186,666
                                              ============    ============    ============    ============

              The historical operating results of the above acquisitions prior to each respective acquisition date have not been included in the Company's historical operating results. Pro forma data (unaudited) for the two years ended December 31, 2000 as though the business combinations above had been effective at the beginning of fiscal 1999 are as follows:

                                                        For the Year
                                                      Ended December 31,
                                                 ----------------------------
                                                     2000             1999
                                                 -----------       ----------
                                            (in thousands except per share data)

Revenues....................................      $764,237          $710,727
Net income..................................       295,147           288,592
Net income per common share (Basic).........         1.40              1.50
Net income per common share (Diluted).......         1.40              1.50

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

4.   Real estate facilities
     ----------------------

              Activity in real estate facilities during 2000, 1999 and 1998 is as follows:

                                                                      2000               1999              1998
                                                                  --------------     --------------    --------------
                                                                                  (Amounts in thousands)
Operating facilities, at cost:
  Beginning balance.......................................        $  3,822,433       $  2,962,291      $  3,077,529
  Property acquisitions:
     Business combinations (Note 3) ......................              82,163            727,925           224,999
     Other  acquisitions..................................              67,107             36,013            64,818
  Disposition of facilities...............................             (20,516)           (26,021)                -
  Facilities   contributed  to   unconsolidated   real  estate
  entities................................................                   -            (15,415)                -
  Newly developed facilities opened for operations........             135,095             62,870            38,629
  Acquisition of minority interest (Note 8)...............              15,112             45,747            23,293
  Capital improvements....................................              33,023             29,023            31,714
  PSB deconsolidation (see below).........................                   -                  -          (498,691)
                                                                  --------------     --------------    --------------
  Ending balance..........................................           4,134,417          3,822,433         2,962,291
                                                                  --------------     --------------    --------------
Accumulated depreciation:
  Beginning balance.......................................            (533,412)          (411,176)         (378,248)
  Additions during the year...............................            (134,857)          (123,495)          (98,173)
  Disposition of facilities...............................                 251              1,259                 -
  PSB deconsolidation (see below) ........................                   -                  -            65,245
                                                                  --------------     --------------    --------------
  Ending balance..........................................            (668,018)          (533,412)         (411,176)
                                                                  --------------     --------------    --------------
Construction in process:
  Beginning balance.......................................             140,764             83,138            42,635
  Current development.....................................             232,918            109,047            79,132
  Property acquisitions - merger with Storage Trust.......                   -             11,449                 -
  Newly developed facilities opened for operations........            (135,095)           (62,870)          (38,629)
                                                                  --------------     --------------    --------------
  Ending balance..........................................             238,587            140,764            83,138
                                                                  --------------     --------------    --------------
  Total real estate facilities............................        $  3,704,986       $  3,429,785      $  2,634,253
                                                                  ==============     ==============    ==============

              Operating Facilities
              --------------------
              During 2000, we acquired a total of 13 facilities for an aggregate cost of $82,163,000 in connection with a business combination (Note 3). In addition, we acquired 12 storage facilities and 2 industrial facilities for an aggregate cost of $67,107,000, consisting of $62,938,000 cash, the issuance of the Company's Equity Stock, Series A ($1,025,000) and an existing investment ($3,144,000). In addition, we opened 24 facilities we had developed and completed various expansions of existing storage facilities at an aggregate cost of $135,095,000.

              During 2000, we disposed of eight storage facilities to a buyer whom we had previously granted an option to purchase, and two plots of land for an aggregate of $20,561,000, consisting of cash ($10,444,000), the acquisition of minority interest ($6,427,000), and a note receivable ($3,690,000). An aggregate gain of $296,000 was recorded on these dispositions.

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

              In April 1999, we sold six properties for approximately $10,500,000 (composed of $1,460,000 cash, notes receivable of $5,240,000, and other assets of $3,800,000) and granted the buyer an option to acquire an additional eight properties.

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

              A substantial number of the real estate facilities acquired during 2000, 1999, and 1998 were acquired from affiliates in connection with business combinations with an aggregate acquisition cost of approximately $82,163,000, $129,348,000, and $224,999,000 respectively.

              Construction in Process
              -----------------------
              Construction in process consists of land and development costs relating to the development of storage facilities. In April 1997, the
     Company and an institutional investor created a joint venture for the purpose of developing up to $220 million of storage facilities. We own 30% of the joint venture interest and the institutional investor owns the remaining 70% interest. We periodically transferred newly developed properties, the cost of which were included in real estate, to the partnership as part of our capital contribution to the partnership. Due to our ownership of less than 50%, our investment in the joint venture is accounted for using the equity method (See Note 5).

              In November 1999, we formed a second joint venture with a joint venture partner whose partners include an institutional investor and B. Wayne Hughes, chairman and chief executive officer of the Company to participate in the development of approximately $100 million of storage facilities and to purchase $100 million of the Company's Equity Stock, Series AAA. The joint venture is funded solely with equity capital consisting of 51% from the Company and 49% from the joint venture partner. This joint venture is consolidated in the Company's financial statements. The term of the joint venture is 15 years. After six years the joint venture partner has the right to cause the Company to purchase the joint venture partner's interest for an amount necessary to provide it with a maximum return of 10.75% per year or less in certain circumstances. The joint venture partner provides Mr. Hughes with a fixed yield of approximately 8.0% per annum.

              Construction in process consists primarily of 53 new facilities and 25 expansions of existing facilities with total incurred costs of approximately $234.3 million (of which 6 facilities with total incurred costs of approximately $23.8 million are held by the second joint venture), as well as costs associated with facilities we have not acquired the land for.

              At December 31, 2000, the unaudited adjusted basis of real estate facilities for Federal income tax purposes was approximately $3.0 billion.

5.   Investments in real estate entities
     -----------------------------------

              Summarized combined financial data with respect to those real estate entities in which the Company had an ownership interest at December 31, 2000 are as follows:

                                                  Other           Development
                                            Equity Investments   Joint Venture          PSB               Total
                                            ------------------   --------------      ------------     --------------
                                                                      (Amounts in thousands)
For the year ended December 31, 2000:

 Rental income........................          $    41,240        $  25,548          $ 144,171        $    210,959
 Other income.........................                1,880              699              6,463               9,042
                                            ------------------   --------------      ------------     --------------
     Total revenues...................               43,120           26,247            150,634             220,001
                                            ------------------   --------------      ------------     --------------
 Cost of operations...................               10,469            9,346             39,290              59,105
 Depreciation and amortization........                4,437            6,290             35,637              46,364
 Other expenses.......................                5,700            1,641              5,890              13,231
                                            ------------------   --------------      ------------     --------------
     Total expenses...................               20,606           17,277             80,817             118,700
                                            ------------------   --------------      ------------     --------------
 Net income before minority interest and
     gain on real estate investments..               22,514            8,970             69,817             101,301
 Minority interest ...................                    -                -            (26,741)            (26,741)
                                            ------------------   --------------      ------------     --------------
 Income before gain on real estate
     investments......................               22,514            8,970             43,076              74,560
 Gain on real estate investments......                    -                -              8,105               8,105
                                            ------------------   --------------      ------------     --------------
     Net income.......................           $   22,514        $   8,970          $  51,181        $     82,665
                                            ==================   ==============      ============     ==============
 At December 31, 2000:
 Real estate, net ....................           $   67,580        $ 219,043          $   864,711      $  1,151,334
 Total assets.........................           $  100,129        $ 222,670          $   930,756      $  1,253,555
 Total liabilities....................           $   40,332        $   3,899          $    59,935      $    104,166
 Preferred equity.....................           $        -        $       -          $   199,750      $    199,750
 Total common/partners' equity........           $   59,797        $ 218,771          $   671,071      $    949,639

 The Company's investment (book
     value) at December 31, 2000......           $  123,743        $  65,631          $   259,554      $    448,928

 The Company's effective average
     ownership interest at December
     31, 2000 (A).....................               44%                30%               42%


(A) Reflects our ownership interest with respect to total common/partners' equity.

              At December 31, 2000, our investments in real estate entities consist of ownership interests in 11 partnerships, which principally own self-storage facilities, and an ownership interest in PSB. Such interests are non-controlling interests of less than 50% and are accounted for using the equity method of accounting. Accordingly, earnings are recognized based upon our ownership interest in each of the partnerships. The accounting policies of these entities are similar to the Company's. During 2000, 1999 and 1998, we recognized earnings from our investments of $36,109,000, $32,183,000 and $26,602,000, respectively, and received cash distributions totaling $16,984,000, $15,949,000 and $17,968,000, respectively. In addition, during 2000, we recognized a gain of $3,210,000, representing our share of PSB's gains on sale of real estate and real estate investments; this gain is presented as "Gain on the disposition of real estate and real estate investments".

              During 2000, we disposed of investments in real estate entities, for total proceeds of $47,875,000. We recorded a net gain of $280,000 as "Gain on the disposition of real estate and real estate investments" representing the difference between our cost and the proceeds received.

              During 2000 and 1999, our investment in real estate entities reflected decreases as a result of business combinations whereby the Company eliminated approximately $14,393,000 and $66,690,000, respectively, of pre-existing investments in real estate entity investments. Offsetting these decreases are additional investments made by the Company in other unconsolidated entities totaling $75,146,000 and $77,656,000 in 2000 and 1999, respectively.

              In April 1997, the Company and an institutional investor formed a joint venture partnership for the purpose of developing up to $220 million of storage facilities. As of December 31, 2000, the joint venture partnership had completed construction on 47 storage facilities with a total cost of approximately $231.5 million. The partnership is funded solely with equity capital consisting of 30% from the Company and 70% from the institutional investor.

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

              Under covenants of the Credit Facility, we are required to (i) maintain a balance sheet leverage ratio of less than 0.40 to 1.00, (ii) maintain net income of not less than $1.00 for each fiscal quarter, (iii) maintain certain cash flow and interest coverage ratios (as defined) of not less than 1.0 to 1.0 and 5.0 to 1.0, respectively and (iv) maintain a minimum total shareholders' equity (as defined). In addition, we are limited in its ability to incur additional borrowings (we are required to maintain unencumbered assets with an aggregate book value equal to or greater than three times our unsecured recourse debt) or sell assets. We were in compliance with the covenants of the Credit Facility at December 31, 2000.

7.   Notes payable
     -------------

              Notes payable at December 31, 2000 and 1999 consist of the following:

                                                                           2000                      1999
                                                                  ----------------------   ------------------------
                                                                  Carrying                  Carrying
                                                                   amount    Fair value     amount      Fair value
                                                                  ---------  -----------   ---------    -----------
                                                                              (Amounts in thousands)

7.08% to 7.66% unsecured senior notes, due at varying dates
     between November 2003 and January 2007...............        $129,250     $129,250   $  138,000    $ 138,000
Mortgage notes payable:
  10.55% mortgage notes secured by real estate facilities,
      principal and interest payable monthly, due August 2004       23,820       25,105       26,231       27,438
  7.134% to 10.5% mortgage notes secured by real estate
      facilities, principal and interest payable monthly, due
      at varying dates between May 2004 and September 2028           2,933        2,933        3,107        3,107
                                                                  ---------  -----------   ---------    -----------
                                                                  $156,003    $ 157,288     $167,338    $ 168,545
                                                                  =========  ===========   =========    ===========

              All of our notes payable are fixed rate. The senior notes require interest and principal payments to be paid semi-annually and have various restrictive covenants, all of which have been met at December 31, 2000.

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

              Mortgage notes payable are secured by 24 real estate facilities having an aggregate net book value of approximately $48.0 million at December 31, 2000.

              At December 31, 2000, approximate principal maturities of notes payable are as follows:

                                      Unsecured
                                     Senior Notes        Mortgage debt          Total
                                   ----------------    ----------------    ----------------
                                                      (in thousands)
2001.........................        $      9,500         $    2,910           $  12,410
2002.........................              24,450              3,530              27,980
2003.........................              35,900              3,585              39,485
2004.........................              25,800             15,063              40,863
2005.........................              11,200                156              11,356
Thereafter...................              22,400              1,509              23,909
                                   ----------------    ----------------    ----------------
                                     $    129,250         $   26,753           $ 156,003
                                   ================    ================    ================
Weighted average rate........               7.5%              10.2%                 7.9%
                                   ================    ================    ================

              Interest paid (including interest related to the borrowings on the
     Credit Facility)  during 2000, 1999 and 1998 was $13,071,000,  $12,528,000, and $7,690,000, respectively. In addition, in 2000, 1999 and 1998, the Company capitalized interest totaling $9,778,000, $4,509,000, and $3,481,000, respectively, related to construction of real estate facilities.

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

              During 2000, one of our operating partnerships issued in aggregate $365.0 million of preferred partnership units: March 17, 2000, - $240.0 million of 9.5% Series N Cumulative Redeemable Perpetual Preferred Units, March 29, 2000 - $75.0 million of 9.125% Series O Cumulative Redeemable Perpetual Preferred Units, and August 11, 2000 - $50.0 million of 8.75% Series P Cumulative Redeemable Perpetual Preferred Units. These preferred units are not redeemable during the first 5 years, thereafter, at our option, we can call the units for redemption at the issuance amount plus any unpaid distributions. The units are not redeemable by the holder. Subject to certain conditions, the Series N preferred units are convertible into shares of 9.5% Series N Cumulative Preferred Stock, the Series O preferred units are convertible into shares of 9.125% Series O Cumulative Preferred Stock and the Series P preferred units are convertible into shares of 8.75% Series P Cumulative Preferred Stock of the Company. We incurred approximately $3,750,000 in costs in connection with the issuances; these costs were recorded as a reduction to Paid in Capital. These transactions had the effect of increasing minority interest by $365.0 million. For the year ended December 31, 2000, the holders of these preferred units were paid in aggregate approximately $24,859,000 in distributions and received an equivalent allocation of minority interest in earnings.

              In November 1999, we formed a second development joint venture with a joint venture partner to develop $100 million of storage facilities and to purchase $100 million of the Company's Equity Stock, Series AAA. The joint venture is consolidated and, accordingly, the Equity Stock, Series AAA is eliminated in consolidation. Included in minority interest at December 31, 2000 is approximately $77,126,000 relative to the joint venture, primarily representing total contributions received by our joint venture partner since inception of the partnership, net of distributions. Minority interest increased by $21,392,000 as a result of contributions by our joint venture partner since December 31, 1999 and decreased by $7,871,000 as a result of distributions to our joint venture partner.

              In 1999, in connection with the merger with Storage Trust, minority interest increased by approximately $27,009,000, reflecting the fair value of 1,011,963 operating partnership units ("OP Units") in Storage Trust's operating partnership owned by minority interest. As of December 31, 2000, there were approximately 237,935 OP Units which are convertible on a one-for-one basis (subject to certain limitations) into common shares of the Company at the option of the unitholder. Minority interest in income with respect to OP Units reflects the OP Units' share of the net income of the Company, with net income allocated to minority interests with respect to weighted average outstanding OP Units on a per unit basis equal to diluted earnings per common share. During the year ended December 31, 2000, 277,104 OP Units were redeemed in connection with the sale of real estate facilities (reducing minority interest by $6,427,000) and 255,853 OP Units were converted into shares of the Company's common stock (reducing minority interest by $6,829,000). During the year ended December 31, 1999, 241,071 OP Units were exchanged for an equal number of shares of the Company's common stock, for a total cost of approximately $6,434,000. These transactions had the effect of reducing minority interest by approximately $6,434,000.

              In addition to the OP Unit redemptions noted above, during fiscal 2000 we acquired minority interests in the Consolidated Entities for an aggregate cash cost of $31,271,000; these acquisitions had the effect of reducing minority interest by $16,159,000, with the excess of cost over underlying book value ($15,112,000) allocated to real estate.

              During 1999, in addition to the OP Unit redemptions noted above, we acquired limited partnership interests in certain of the Consolidated Entities in several transactions for an aggregate cost of $76,873,000, consisting of approximately $36,846,000 in cash and $40,027,000 in the issuance of common stock. These transactions had the effect of reducing minority interest by approximately $31,126,000. The excess of the cost over the underlying book value ($45,747,000) has been allocated to real estate facilities in consolidation.

              During 1999 and 1998, in connection with certain business combinations (Note 3) minority interest was increased by $32,201,000 and $35,210,000, respectively, representing the remaining partners' equity interests in the aggregate net assets of the Consolidated Entities.

9.   Shareholders' equity
     --------------------

              Preferred Stock
              ---------------
              At December 31, 2000 and 1999, we had the following series of Preferred Stock outstanding:

                                                                   Carrying
                                  Dividend         Shares           Amount
              Series                Rate        Outsanding     (in thousands)
-----------------------------   ------------    ------------   ---------------
Series A                            10.000%       1,825,000        $  45,625
Series B                             9.200%       2,386,000           59,650
Series C                         Adjustable       1,200,000           30,000
Series D                             9.500%       1,200,000           30,000
Series E                            10.000%       2,195,000           54,875
Series F                             9.750%       2,300,000           57,500
Series G                             8.875%           6,900          172,500
Series H                             8.450%           6,750          168,750
Series I                             8.625%           4,000          100,000
Series J                             8.000%           6,000          150,000
Series K                             8.250%           4,600          115,000
Series L                             8.250%           4,600          115,000
Series M                             8.750%           2,250           56,250
                                                ------------   ---------------
Total Senior Preferred Stock                     11,141,100       $1,155,150
                                                ============   ===============

              The Series A through Series M (collectively the "Cumulative Senior Preferred Stock") have general preference rights with respect to liquidation and quarterly distributions. Holders of the preferred stock, except under certain conditions and as noted above, will not be entitled to vote on most matters. In the event of a cumulative arrearage equal to six quarterly dividends or failure to maintain a Debt Ratio (as defined) of 50% or less, holders of all outstanding series of preferred stock (voting as a single class without regard to series) will have the right to elect two additional members to serve on the Company's Board of Directors until events of default have been cured. At December 31, 2000, there were no dividends in arrears and the Debt Ratio was 3.0%.

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

              Common stock
              ------------
              During 2000, 1999 and 1998, we issued and repurchased shares of our common stock as follows:

                                                2000                        1999                        1998
                                      --------------------------- --------------------------- ---------------------------
                                                                (Dollar amount in thousands)
                                      -----------------------------------------------------------------------------------
                                        Shares        Amount        Shares        Amount        Shares        Amount
                                      ------------   ------------  ------------ ------------  ------------   ------------
Public offerings....................            -    $        -             -   $              7,951,821     $ 234,521
                                                                                         -
In connection with mergers (Note 3)             -             -    13,009,485      347,223       433,526        13,817
Exercise of stock options........         242,598         4,608       511,989       10,000       219,596         3,339
Issuance to affiliates...........               -             -             -            -       853,700        26,362
Conversion of OP Units..........          255,853         6,829       241,071        6,434             -             -
Conversion of Convertible Preferred
  Stock..........................               -             -             -            -     3,589,552        53,308
Acquisition of interests in real
  estate entities (a)............               -             -     1,557,960       40,027       635,005        16,679
Repurchases of stock.............      (3,491,600)      (77,799)   (4,589,427)    (108,565)   (2,819,400)      (72,256)
                                      ------------   ------------  ------------ ------------  ------------   ------------
                                       (2,993,149)   $  (66,362)   10,731,078    $ 295,119    10,863,800     $ 275,770
                                      ============   ============  ============ ============  ============   ============

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

              On June 12, 1998, we announced that the Board of Directors authorized the repurchase from time to time of up to 10,000,000 shares of the Company's common stock on the open market or in privately negotiated transactions. On March 4, 2000, the Board of Directors increased the
     authorized   number  of  shares  which  the  Company  could  repurchase  to
     15,000,000. On March 15, 2001, the Board of Directors increased the authorized number of shares the Company could repurchase to 20,000,000. Cumulatively through December 31, 2000, we repurchased a total of 10,900,427 shares of common stock at an aggregate cost of approximately $258,620,000.

              On March 12, 1999, we issued 13,009,485 shares of common stock pursuant to the merger with Storage Trust Realty.

              At December 31, 2000, the Company had 6,445,747 shares of common stock reserved in connection with the Company's stock option plans (Note
     11), 7,000,000 shares of common stock reserved for the conversion of the Class B Common Stock and 237,935 shares reserved for the conversion of OP Units.

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

              For these purposes, FFO per share of Common Stock (as defined) was $2.59 for the year ended December 31, 2000.

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

              During fiscal 2000 we issued shares of Equity Stock as follows:

              * In January 2000, we issued 4,300,555 depositary shares (2,200,555 shares with a value of $44,011,000 as part of a special distribution declared on November 15, 1999 and 2,100,000 shares with net proceeds of $39,800,000 in a separate public offering) each representing 1/1,000 of a share of Equity Stock, Series A ("Equity Stock A").

              * In the first half of 2000, we issued 52,547 depositary shares of Equity Stock A with an aggregate value of $1,025,000 to a related party in connection with the acquisition of real estate facilities.

              * In December 2000, we issued publicly 1,282,500 depositary shares ($28,518,000) each representing 1/1,000 of a share of Equity Stock A.

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

              In June 1997, we contributed $22,500,000 (225,000 shares) of equity stock, designated as Equity Stock, Series AA ("Equity Stock AA") to a partnership in which the Company is the general partner. As a result of this contribution, the Company obtained a controlling interest in the partnership and began to consolidate the accounts of the partnership and therefore the equity stock is eliminated in consolidation. The Equity Stock AA ranks on a parity with Common Stock and junior to the Senior Preferred Stock with respect to general preference rights and has a liquidation amount of ten times the amount paid to each Common Share up to a maximum of $100 per share. Quarterly distributions per share on the Equity Stock AA are equal to the lesser of (i) 10 times the amount paid per Common Stock or
     (ii) $2.20. We have no obligation to pay distributions if no distributions are paid to common shareholders.

              Dividends
              ---------
              The unaudited characterization of dividends for Federal income tax purposes is made based upon earnings and profits of the Company, as defined by the Internal Revenue Code. Distributions declared by the Board of Directors (including distributions to the holders of preferred stock) in 2000 were characterized as follows:

                          1st Quarter   2nd Quarter   3rd Quarter   4th Quarter
                          -----------   -----------   -----------   -----------
Ordinary income                96.10%        95.79%        99.04%        99.96%
Long-term Capital Gain          3.90%         4.21%         0.96%         0.04%
                          -----------   -----------   -----------   -----------
    Total                     100.00%       100.00%       100.00%       100.00%
                          -----------   -----------   -----------   -----------

              On August 30, 2000, the Board of Directors declared a special distribution to the common shareholders of $0.60 per common share in cash which was paid on September 30, 2000. On November 4, 1999, the Board of Directors declared a special distribution to the common shareholders. The special distribution is comprised of (i) $0.65 per common share payable in depositary shares, representing interests in Equity Stock, Series A, with cash being paid in lieu of fractional shares or (ii) at the election of each common shareholder, $0.62 per common share payable in cash. The special distribution was accrued at December 31, 1999, and paid on January 14, 2000 to shareholders of record as of November 15, 1999.

              The following summarizes dividends during 2000, 1999 and 1998:

                                                2000                    1999                   1998
                                       ----------------------   ---------------------  ----------------------
                                       Per Share     Total      Per share    Total     Per share      Total
                                       ---------  -----------   ---------   ---------  ---------    ---------
                                                       (in thousands, except per share data)
Preferred Stock
Series A                                $2.500      $4,563        $2.500     $4,563       $2.500     $4,563
Series B                                $2.300       5,488        $2.300      5,488       $2.300      5,488
Series C                                $1.711       2,052        $1.688      2,024       $1.688      2,024
Series D                                $2.375       2,850        $2.375      2,850       $2.375      2,850
Series E                                $2.500       5,488        $2.500      5,488       $2.500      5,488
Series F                                $2.437       5,606        $2.437      5,606       $2.437      5,606
Series G                                $2.219      15,309        $2.219     15,309       $2.219     15,309
Series H                                $2.112      14,259        $2.112     14,259       $2.112     14,259
Series I                                $2.156       8,625        $2.156      8,625       $2.156      8,625
Series J                                $2.000      12,000        $2.000     12,000       $2.000     12,000
Series K                                $2.063       9,488        $1.965      9,040            -          -
Series L                                $2.063       9,488        $1.673      7,695            -          -
Series M                                $2.188       4,922        $0.820      1,846            -          -
Convertible                                              -                        -       $1.032      2,163
                                                  ---------               ---------               ---------
                                                   100,138                   94,793                  78,375
Common Stock
Equity Stock, Series A                  $2.363      11,042             -          -            -          -
Common Stock (A)                        $1.480     184,084        $1.520    195,383       $0.880    100,726
Class B Common Stock                    $1.436      10,049             -          -            -          -
                                                  ---------               ---------               ---------
                                                  $305,313                 $290,176                $179,101
                                                  =========               =========               =========

              (A) $82,086,000 ($0.64 per share) of the common dividend in 1999 was accrued at December 31, 1999, of which $38,075,000 was paid on January 14, 2000 in cash and $44,011,000 was paid in the issuance of depositary shares of the Company's Equity Stock, Series A.

              The dividend rate on the Series C Preferred Stock is adjusted quarterly and is equal to the highest of one of three U.S. Treasury indices (Treasury Bill Rate, Ten Year Constant Maturity Rate, and Thirty Year Constant Maturity Rate) multiplied by 110%. However, the dividend rate for any dividend period will not be less than 6.75% per annum nor greater than 10.75% per annum. The dividend rate with respect to the first quarter of 2001 will be equal to 6.75% per annum.

10.  Stock options
     -------------

              The Company has a 1990 Stock Option (the "1990 Plan") which provides for the grant of non-qualified stock options. The Company has a 1994 Stock Option Plan (the "1994 Plan"), a 1996 Stock Option and Incentive Plan (the "1996 Plan") and a 2000 Non-Executive/Non-Director Stock Option and Incentive Plan (the "2000 Plan"), each of which provides for the grant of non-qualified options and incentive stock options. (The 1990 Plan, the 1994 Plan, the 1996 Plan and the 2000 Plan are collectively referred to as the "PSI Plans"). Under the PSI Plans, the Company has granted non-qualified options to certain directors, officers and key employees to purchase shares of the Company's common stock at a price equal to the fair market value of the common stock at the date of grant. Generally, options under the Plans vest over a three-year period from the date of grant at the rate of one-third per year and expire (i) under the 1990 Plan, five years after the date they became exercisable and (ii) under the 1994 Plan, the 1996 Plan and the 2000 Plan, ten years after the date of grant. The 1996 Plan and the 2000 Plan also provide for the grant of restricted stock to officers, key employees and service providers on terms determined by an authorized committee of the Board of Directors; no shares of restricted stock have been granted. In connection with the Storage Trust merger in March 1999, we assumed the outstanding non-qualified options under the Storage Trust Realty 1994 Share Incentive Plan (the "Storage Trust Plan"), which were converted into non-qualified options to purchase our common stock (the PSI Plans and the Storage Trust Plan are collectively referred to as the "Plans.") The Company determined there was no material impact from the use of the fair value method for the years ended December 31, 2000, 1999 and 1998.

              Information with respect to the Plans during 2000, 1999, and 1998 is as follows:

                                                        2000                           1999                         1998
                                             -----------------------------    ---------------------------  -------------------------
                                               Number          Average          Number        Average        Number       Average
                                                 of           Price per           of         Price per         of        Price per
                                               Options          Share          Options         Share        Options        Share
                                             ------------     ------------    ------------   ------------  ------------  -----------
Options outstanding January 1                 3,024,274          $24.08        2,054,285         $22.85    1,696,215         $20.03
  Granted or assumed                          3,762,500           23.06        1,576,626          24.39      590,000          28.23
  Exercised                                    (242,598)          18.99         (511,989)         19.53     (219,596)         15.20
  Canceled                                     (131,600)          26.01          (94,648)         27.28      (12,334)         28.66
                                             ------------     ------------    ------------   ------------  ------------  -----------
Options outstanding December 31               6,412,576           23.65        3,024,274         $24.08    2,054,285         $22.85
                                                              ============                   ============                ===========
                                                                 $14.125                          $9.375                      $9.375
Option price range at December 31 (A)                         to $33.563                      to $33.563                  to $33.563

Options exercisable at December 31            1,680,083          $23.83        1,259,771         $21.97    1,044,249         $19.94
                                             ============     ============    ============   ============  ============  ===========

Options available for grant at December 31       33,171                        1,683,505                   2,881,337
                                             ============                     ============                 ============

(A) Approximately 5,772,160, 2,210,695 and 1,037,500 of options outstanding at December 31, 2000, 1999 and 1998, respectively, had exercise prices in excess of $23.

              In 1996, the Company adopted the disclosure requirement provision of SFAS 123 in accounting for stock-based compensation issued to employees. As of December 31, 2000, 1999, and 1998 there were 6,372,741, 2,935,338 and
     1,900,837 options outstanding, respectively, that were subject to SFAS 123 disclosure requirements. The fair value of these options was estimated utilizing the Black-Scholes method with a risk-free interest rate of 5.63% for 1998, 5.55% for 1999 and 6.16% for 2000, an expected life of 5 years for each of 1998, 1999 and 2000, an expected volatility of .192 for 1998, .201 for 1999 and .191 for 2000, and an expected dividend yield of 7% for each of 1998, 1999 and 2000. Based upon the results of such estimates, the Company determined that there was no material impact from the use of the fair value method for the years ended December 31, 2000, 1999 and 1998. The remaining contractual lives were 8.9 years, 8.2 years, and 7.8 years, respectively, at December 31, 2000, 1999, and 1998.

11.  Disclosures regarding Segment Reporting
     ---------------------------------------

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

              The   self-storage   segment   comprises  the  direct   ownership,
     development,  and  operation of  traditional  storage  facilities,  and the ownership of equity interests in entities that own storage properties. PSPUD operates the containerized storage segment. The commercial property segment reflects our interest in the ownership, operation, and management of commercial properties. The vast majority of the commercial property operations are conducted through PSB, and to a much lesser extent the Company and certain of its unconsolidated subsidiaries own commercial space, managed by PSB, within facilities that combine storage and commercial space for rent.

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

              Presentation of Segment Information
              -----------------------------------
              Our income statement provides most of the information required in order to determine the performance of each of the Company's three segments. The following tables reconcile the performance of each segment, in terms of segment revenues and segment income, to our consolidated revenues and net income. It further provides detail of the segment components of the income statement item, "Equity in earnings of real estate entities."

                                                 Year Ended December 31,                    Year Ended December 31,
                                               -------------------------                   -------------------------
                                                   2000         1999         Change            1999         1998        Change
                                               ------------ ------------ ------------      ------------ ------------ ------------
                                                                         (Dollar amounts in thousands)
RECONCILIATION OF REVENUES BY SEGMENT:

Self-storage
  Storage property rentals..................    $  653,524   $  592,619   $   60,905       $   592,619  $   488,291  $   104,328
  Equity in earnings - storage property
     operations.............................        21,265       20,382          883            20,382       21,058         (676)
    Equity in earnings - Depreciation (self
    -storage)...............................        (7,153)      (7,591)         438            (7,591)      (6,581)      (1,010)
                                               ------------ ------------ ------------      ------------ ------------ ------------
      Self Storage segment revenues.........       667,636      605,410       62,226           605,410      502,768      102,642
                                               ------------ ------------ ------------      ------------ ------------ ------------

Containerized storage                               37,914       27,028       10,886            27,028       24,466        2,562
----------------------

Commercial  properties
----------------------
  Commercial property rentals...............        11,341        8,204        3,137             8,204       23,112      (14,908)
  Equity in earnings - commercial property
     operations.............................        42,562       35,623        6,939            35,623       23,301       12,322
  Equity in earnings - Depreciation
     (commercial properties)................       (14,672)     (12,130)      (2,542)          (12,130)      (7,303)      (4,827)
                                               ------------ ------------ ------------      ------------ ------------ ------------
      Commercial properties  segment revenues       39,231       31,697        7,534            31,697       39,110       (7,413)
                                               ------------ ------------ ------------      ------------ ------------ ------------

Other items not allocated to segments
-------------------------------------
  Equity in earnings - general and
     administrative and other...............        (5,893)      (4,101)      (1,792)           (4,101)      (3,873)        (228)
  Interest and other income.................        18,422       16,700        1,722            16,700       18,614       (1,914)
                                               ------------ ------------ ------------      ------------ ------------ ------------
    Total other items not allocated to
        segments............................        12,529       12,599          (70)           12,599       14,741       (2,142)
                                               ------------ ------------ ------------      ------------ ------------ ------------
      Total consolidated revenues...........    $  757,310   $  676,734   $   80,576       $  676,734   $  581,085   $   95,649
                                               ============ ============ ============      ============ ============ ============

                                                Year Ended December 31,                  Year Ended December 31,
                                               -------------------------                 -------------------------
                                                    2000         1999       Change          1999        1998        Change
                                               ------------ ------------ ------------    ------------ ------------ ------------
                                                                        (Dollar amounts in thousands)
  RECONCILIATION OF NET INCOME BY SEGMENT:

  Self-storage
  ------------
  Storage properties........................      $443,062    $408,138     $34,924        $408,138     $338,915    $69,223
  Depreciation and amortization - storage
     real estate............................      (141,425)   (131,118)    (10,307)       (131,118)    (103,045)   (28,073)
  Equity in earnings - storage property
     operations.............................        21,265      20,382         883          20,382       21,058       (676)
  Equity in earnings - depreciation (storage)       (7,153)     (7,591)        438          (7,591)      (6,581)    (1,010)
                                               ------------ ------------ ------------    ------------ ------------ ------------
      Total self-storage segment income.....       316,304     289,811      25,938         289,811      250,347     39,464
                                               ------------ ------------ ------------    ------------ ------------ ------------
  Containerized storage
  ---------------------
  Containerized storage.....................           116      (2,481)      2,597          (2,481)     (24,042)    21,561
  Depreciation..............................        (5,251)     (4,915)       (336)         (4,915)      (4,317)      (598)
                                               ------------ ------------ ------------    ------------ ------------ ------------
       Total containerized storage segment
       loss.................................        (5,135)     (7,396)      2,261          (7,396)     (28,359)    20,963
                                               ------------ ------------ ------------    ------------ ------------ ------------
  Commercial  properties
  ----------------------
  Commercial properties.....................         7,515       5,378       2,137           5,378       15,161     (9,783)
  Depreciation and amortization - commercial
     properties.............................        (2,291)     (1,686)       (605)         (1,686)      (4,437)     2,751
  Equity in earnings - commercial property
     operations.............................        42,562      35,623       6,939          35,623       23,301     12,322
  Equity in earnings - depreciation
     (commercial properties) ...............       (14,672)    (12,130)     (2,542)        (12,130)      (7,303)    (4,827)
                                               ------------ ------------ ------------    ------------ ------------ ------------
      Total commercial property segment income      33,114      27,185       5,929          27,185       26,722        463
                                               ------------ ------------ ------------    ------------ ------------ ------------

  Other items not allocated to segments
  -------------------------------------
  Equity in earnings - general and
     administrative  and other..............        (5,893)     (4,101)     (1,792)         (4,101)      (3,873)      (228)
  Interest and other income.................        18,422      16,700       1,722          16,700       18,614     (1,914)
  Corporate general and administrative .....       (21,306)    (12,491)     (8,815)        (12,491)     (11,635)      (856)
  Interest expense..........................        (3,293)     (7,971)      4,678          (7,971)      (4,507)    (3,464)
  Minority interest in income ..............       (38,356)    (16,006)    (22,350)        (16,006)     (20,290)     4,284
  Gain on disposition of real estate .......         3,786       2,154       1,632           2,154            -      2,154
                                               ------------ ------------ ------------    ------------ ------------ ------------
      Total other items not allocated to segments  (46,640)    (21,715)    (24,925)        (21,715)     (21,691)       (24)
                                               ------------ ------------ ------------    ------------ ------------ ------------

       Total consolidated company net income      $297,088    $287,885      $9,203        $287,885     $227,019    $60,866
                                               ============ ============ ============    ============ ============ ============

12.  Events subsequent to December 31, 2000 (Unaudited)
     --------------------------------------------------

              On January 19, 2001, we completed a public offering of 6,900,000 depositary shares ($25 stated value per depositary share) each representing 1/1,000 of a share of 8.600% Cumulative Preferred Stock, Series Q ("Series Q Preferred Stock"). The Series Q Preferred Stock has general preference rights over the Common Stock with respect to distributions and liquidation proceeds. Except in certain conditions relating to the Company's qualification as a REIT, the Series Q preferred stock is not redeemable prior to January 19, 2006. After January 19, 2006, the Series Q preferred stock will be redeemable at the option of the Company, in whole or in part, at $25 per depository share, plus accrued and unpaid dividends.

              On March 15, 2001, the Company's disinterested directors approved the acquisition of PS Insurance Company ("PSIC"). PSIC is currently owned by B. Wayne Hughes (Chairman) and members of his family. PSIC is engaged in the business of reinusring risks relating to damage, destruction, or other loss of goods stored by tenants in self-storage facilities owned and operated by the Company. In the transaction the Company will acquire all of the capital stock of PSIC from the Hughes family in exchange for 1,243,298 shares of the Company's Common Stock, subject to adjustment for changes in PSIC's working capital. PISC owns 301,032 shares of the Company's Common Stock, which would continue to be owned by PSIC after the transaction. The transaction (1) is conditionted on, among other things, adoption of changes to California's tax laws that would permit the Company to acquire PISC and
     (2) is scheduled to close on December 31, 2001, although there can be no assurance.

13.  Recent Accounting Pronouncements and Guidance
     ---------------------------------------------

              Accounting for Derivative Instruments and Hedging Activities
              ------------------------------------------------------------
              In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities," as amended in June 2000 by Statement of Financial Accounting Standards No. 138 ("SFAS 138"), "Accounting for Certain Derivative Instruments and Certain Hedging Activities," which requires companies to recognize all derivatives as either assets or liabilities in the balance sheet and measure such instruments at fair value. As amended by Statement of Financial Accounting Standards No. 137 ("SFAS 137"), "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133," the provisions of SFAS 133 will require adoption by the Company on January 1, 2001. The Company adopted SFAS 133, as amended by SFAS 138, on January 1, 2001, and the adoption had no material impact on the Company's consolidated financial statements.

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

14.  Commitments and Contingencies
     -----------------------------

              Lease obligations
              -----------------
              As of December 31, 2000, we leased 28 containerized storage facilities from third parties; in addition, certain trucks and related equipment are leased. Total lease expense for the facilities and equipment, comprised entirely of minimum lease payments, was approximately $10.7 million, $13.6 million, and $19.2 million for the years ended December 31, 2000, 1999, and 1998, respectively. Future minimum lease payments at December 31, 2000 under these non-cancelable operating leases are as follows (in thousands):

            2001.........................       $   10,635
            2002.........................            6,699
            2003.........................            2,329
            2004.........................            1,273
            2005.........................              558
            Thereafter...................              405
                                             ----------------
                                                $   21,899
                                             ================

16.  Supplementary quarterly financial data (unaudited)
     --------------------------------------------------

                                                              Three months ended
                                         -------------------------------------------------------------
                                          March 31,        June 30,      September 30,    December 31,
                                            2000             2000            2000             2000
                                         -----------     -----------      -----------      -----------
                                                     (in thousands, except per share data)
Revenues                                 $  176,595      $   188,150      $  195,966       $  196,599
                                         ===========     ===========      ===========      ===========
Net income                               $   72,561      $    74,303      $   75,652       $   74,572
                                         ===========     ===========      ===========      ===========
Per Common Share (Note 2):
   Net income -  Basic                   $    0.34       $     0.35       $    0.37        $    0.35
                                         ===========     ===========      ===========      ===========
   Net income -  Diluted                 $    0.34       $     0.35       $    0.37        $    0.35
                                         ===========     ===========      ===========      ===========

                                                              Three months ended
                                         -------------------------------------------------------------
                                          March 31,        June 30,      September 30,    December 31,
                                            1999             1999            1999             1999
                                         -----------     -----------      -----------      -----------
                                                     (in thousands, except per share data)
Revenues                                 $  148,015      $   172,237      $  178,963       $  177,519
                                         ===========     ===========      ===========      ===========
Net income                               $   61,842      $    73,651      $   76,752       $   75,640
                                         ===========     ===========      ===========      ===========
Per Common Share (Note 2):
   Net income - Basic                    $    0.34       $     0.39       $    0.41        $    0.39
                                         ===========     ===========      ===========      ===========
   Net income - Diluted                  $    0.34       $     0.39       $    0.40        $    0.39
                                         ===========     ===========      ===========      ===========

                              PUBLIC STORAGE, INC.
                           SCHEDULE III - REAL ESTATE
                          AND ACCUMULATED DEPRECIATION


                                                                                                                Adjustments
                                                                                                                  Resulting
                                                                         Initial Cost                             from the
                                                                    --------------------------      Costs        Acquisition
    Date                                                                          Buildings &     Subsequent     of Minority
  Acquired                Description             Encumbrances        Land       Improvements   to Acquisition    interests
------------ ---------------------------------    ------------      -----------  -------------  --------------- -------------
             STORAGE FACILITIES
   1/1/81    Newport News / Jefferson Avenue           673,000         108,000       1,071,000        503,000               -
   1/1/81    Virginia Beach / Diamond Springs          749,000         186,000       1,094,000        577,000               -
   8/1/81    San Jose / Snell                                -         312,000       1,815,000        335,000               -
  10/1/81    Tampa / Lazy Lane                               -         282,000       1,899,000        583,000               -
   6/1/82    San Jose / Tully                          957,000         645,000       1,579,000        433,000               -
   6/1/82    San Carlos / Storage                    1,187,000         780,000       1,387,000        501,000               -
   6/1/82    Mountain View                           1,704,000       1,180,000       1,182,000        523,000               -
   6/1/82    Cupertino / Storage                     1,320,000         572,000       1,270,000        398,000               -
  10/1/82    Sorrento Valley                         1,184,000       1,002,000       1,343,000        240,000               -
  10/1/82    Northwood                               1,844,000       1,034,000       1,522,000        229,000               -
   12/82     Port/Halsey                                     -         357,000       1,150,000      (417,000)         326,000
   12/82     Sacto/Folsom                                    -         396,000         329,000        619,000         323,000
    1/83     Platte                                          -         409,000         953,000        314,000         428,000
    1/83     Semoran                                         -         442,000       1,882,000        216,000         720,000
    1/83     Raleigh/Yonkers                                 -         203,000         914,000        382,000         425,000
    3/83     Blackwood                                       -         213,000       1,559,000        242,000         595,000
    4/83     Vailsgate                                       -         103,000         990,000        421,000         505,000
    5/83     Delta Drive                                     -          67,000         481,000        195,000         241,000
    6/83     Ventura                                         -         658,000       1,734,000        185,000         583,000
    8/83     Hobart                                          -         215,000       1,491,000        550,000         838,000
    9/83     Southington                                     -         124,000       1,233,000        317,000         546,000
    9/83     Southhampton                                    -         331,000       1,738,000        626,000         806,000
    9/83     Webster/Keystone                                -         449,000       1,688,000        725,000         813,000
    9/83     Dover                                           -         107,000       1,462,000        436,000         627,000
    9/83     Newcastle                                       -         227,000       2,163,000        405,000         817,000
    9/83     Newark                                          -         208,000       2,031,000        303,000         746,000
    9/83     Langhorne                                       -         263,000       3,549,000        441,000       1,445,000
    9/83     Ft. Wayne/W. Coliseum                           -         160,000       1,395,000        216,000         535,000



                                                            Gross Carrying Amount
                                                            At December 31, 2000
    Date                                         --------------------------------------------   Accumulated
  Acquired                Description               Land          Buildings         Total       Depreciation
------------ ---------------------------------   -------------   -----------     ------------  --------------
             STORAGE FACILITIES
   1/1/81    Newport News / Jefferson Avenue          108,000      1,574,000       1,682,000     1,278,000
   1/1/81    Virginia Beach / Diamond Springs         186,000      1,671,000       1,857,000     1,301,000
   8/1/81    San Jose / Snell                         312,000      2,150,000       2,462,000     1,710,000
  10/1/81    Tampa / Lazy Lane                        282,000      2,482,000       2,764,000     1,929,000
   6/1/82    San Jose / Tully                         645,000      2,012,000       2,657,000     1,500,000
   6/1/82    San Carlos / Storage                     780,000      1,888,000       2,668,000     1,436,000
   6/1/82    Mountain View                          1,180,000      1,705,000       2,885,000     1,328,000
   6/1/82    Cupertino / Storage                      572,000      1,668,000       2,240,000     1,230,000
  10/1/82    Sorrento Valley                        1,002,000      1,583,000       2,585,000     1,165,000
  10/1/82    Northwood                              1,034,000      1,751,000       2,785,000     1,271,000
   12/82     Port/Halsey                              357,000      1,059,000       1,416,000       552,000
   12/82     Sacto/Folsom                             396,000      1,271,000       1,667,000       713,000
    1/83     Platte                                   409,000      1,695,000       2,104,000       892,000
    1/83     Semoran                                  442,000      2,818,000       3,260,000     1,536,000
    1/83     Raleigh/Yonkers                          203,000      1,721,000       1,924,000       988,000
    3/83     Blackwood                                213,000      2,396,000       2,609,000     1,271,000
    4/83     Vailsgate                                103,000      1,916,000       2,019,000     1,007,000
    5/83     Delta Drive                               68,000        916,000         984,000       480,000
    6/83     Ventura                                  658,000      2,502,000       3,160,000     1,326,000
    8/83     Hobart                                   215,000      2,879,000       3,094,000     1,439,000
    9/83     Southington                              123,000      2,097,000       2,220,000     1,065,000
    9/83     Southhampton                             331,000      3,170,000       3,501,000     1,693,000
    9/83     Webster/Keystone                         449,000      3,226,000       3,675,000     1,765,000
    9/83     Dover                                    107,000      2,525,000       2,632,000     1,303,000
    9/83     Newcastle                                227,000      3,385,000       3,612,000     1,787,000
    9/83     Newark                                   208,000      3,080,000       3,288,000     1,595,000
    9/83     Langhorne                                263,000      5,435,000       5,698,000     2,815,000
    9/83     Ft. Wayne/W. Coliseum                    160,000      2,146,000       2,306,000     1,082,000

                                                                                                                Adjustments
                                                                                                                  Resulting
                                                                         Initial Cost                             from the
                                                                    --------------------------      Costs        Acquisition
    Date                                                                          Buildings &     Subsequent     of Minority
  Acquired                Description             Encumbrances        Land       Improvements   to Acquisition    interests
------------ ---------------------------------    ------------      -----------  -------------  --------------- -------------
    9/83     Ft. Wayne/Bluffton                              -          88,000         675,000        162,000         285,000
   10/83     Orlando J. Y. Parkway                           -         383,000       1,512,000        335,000         622,000
   11/83     Aurora                                          -         505,000         758,000        264,000         341,000
   11/83     Campbell                                        -       1,379,000       1,849,000      (579,000)         474,000
   11/83     Col Springs/Ed  (Coulter)                       -         471,000       1,640,000        113,000         554,000
   11/83     Col Springs/Mv  (Coulter)                       -         320,000       1,036,000        177,000         441,000
   11/83     Thorton (Coulter)                               -         418,000       1,400,000         83,000         536,000
   11/83     Oklahoma City   (Coulter)                       -         454,000       1,030,000        739,000         620,000
   11/83     Tucson (Coulter)                                -         343,000         778,000        571,000         420,000
   11/83     Webster/Nasa                                    -       1,570,000       2,457,000      1,197,000       1,372,000
   12/83     Charlotte                                       -         165,000       1,274,000        370,000         442,000
   12/83     Greensboro/Market                               -         214,000       1,653,000        533,000         794,000
   12/83     Greensboro/Electra                              -         112,000         869,000        316,000         382,000
   12/83     Columbia                                        -         171,000       1,318,000        473,000         492,000
   12/83     Richmond                                        -         176,000       1,360,000        345,000         468,000
   12/83     Augusta                                         -          97,000         747,000        289,000         324,000
   12/83     Tacoma                                          -         553,000       1,173,000        371,000         487,000
    1/84     Fremont/Albrae                                  -         636,000       1,659,000        454,000         532,000
    1/84     Belton                                          -         175,000         858,000        533,000         378,000
    1/84     Gladstone                                       -         275,000       1,799,000        430,000         640,000
    1/84     Hickman/112                                     -         257,000       1,848,000        440,000         618,000
    1/84     Holmes                                          -         289,000       1,333,000        344,000         455,000
    1/84     Independence                                    -         221,000       1,848,000        331,000         609,000
    1/84     Merriam                                         -         255,000       1,469,000        361,000         480,000
    1/84     Olathe                                          -         107,000         992,000        285,000         361,000
    1/84     Shawnee                                         -         205,000       1,420,000        411,000         502,000
    1/84     Topeka                                          -          75,000       1,049,000        231,000         356,000
    2/84     Unicorn/Nkoxville                               -         662,000       1,887,000        498,000         692,000
    2/84     Central/Knoxville                               -         449,000       1,281,000        361,000         455,000
    3/84     Marrietta/Cobb                                  -          73,000         542,000        272,000         259,000
    3/84     Manassas                                        -         320,000       1,556,000        354,000         553,000



                                                             Gross Carrying Amount
                                                             At December 31, 2000
    Date                                          --------------------------------------------   Accumulated
  Acquired                Description                Land          Buildings         Total       Depreciation
------------ ---------------------------------    -------------   -----------     ------------  --------------
    9/83     Ft. Wayne/Bluffton                         88,000      1,122,000       1,210,000       583,000
   10/83     Orlando J. Y. Parkway                     383,000      2,469,000       2,852,000     1,294,000
   11/83     Aurora                                    505,000      1,363,000       1,868,000       718,000
   11/83     Campbell                                1,379,000      1,744,000       3,123,000       888,000
   11/83     Col Springs/Ed  (Coulter)                 471,000      2,307,000       2,778,000     1,259,000
   11/83     Col Springs/Mv  (Coulter)                 320,000      1,654,000       1,974,000       887,000
   11/83     Thorton (Coulter)                         418,000      2,019,000       2,437,000     1,086,000
   11/83     Oklahoma City   (Coulter)                 454,000      2,389,000       2,843,000     1,261,000
   11/83     Tucson (Coulter)                          343,000      1,769,000       2,112,000       901,000
   11/83     Webster/Nasa                            1,571,000      5,025,000       6,596,000     2,669,000
   12/83     Charlotte                                 165,000      2,086,000       2,251,000     1,168,000
   12/83     Greensboro/Market                         214,000      2,980,000       3,194,000     1,640,000
   12/83     Greensboro/Electra                        112,000      1,567,000       1,679,000       846,000
   12/83     Columbia                                  171,000      2,283,000       2,454,000     1,293,000
   12/83     Richmond                                  176,000      2,173,000       2,349,000     1,206,000
   12/83     Augusta                                    97,000      1,360,000       1,457,000       743,000
   12/83     Tacoma                                    553,000      2,031,000       2,584,000     1,133,000
    1/84     Fremont/Albrae                            636,000      2,645,000       3,281,000     1,524,000
    1/84     Belton                                    175,000      1,769,000       1,944,000       987,000
    1/84     Gladstone                                 275,000      2,869,000       3,144,000     1,569,000
    1/84     Hickman/112                               257,000      2,906,000       3,163,000     1,612,000
    1/84     Holmes                                    289,000      2,132,000       2,421,000     1,140,000
    1/84     Independence                              221,000      2,788,000       3,009,000     1,533,000
    1/84     Merriam                                   255,000      2,310,000       2,565,000     1,280,000
    1/84     Olathe                                    107,000      1,638,000       1,745,000       911,000
    1/84     Shawnee                                   205,000      2,333,000       2,538,000     1,269,000
    1/84     Topeka                                     75,000      1,636,000       1,711,000       894,000
    2/84     Unicorn/Nkoxville                         662,000      3,077,000       3,739,000     1,703,000
    2/84     Central/Knoxville                         449,000      2,097,000       2,546,000     1,119,000
    3/84     Marrietta/Cobb                             73,000      1,073,000       1,146,000       579,000
    3/84     Manassas                                  320,000      2,463,000       2,783,000     1,354,000


                                                                                                                Adjustments
                                                                                                                  Resulting
                                                                         Initial Cost                             from the
                                                                    --------------------------      Costs        Acquisition
    Date                                                                          Buildings &     Subsequent     of Minority
  Acquired                Description             Encumbrances        Land       Improvements   to Acquisition    interests
------------ ---------------------------------    ------------      -----------  -------------  --------------- -------------
    3/84     Pico Rivera                                     -         743,000         807,000        328,000         321,000
    4/84     Providence                                      -          92,000       1,087,000        338,000         423,000
    4/84     Milwaukie/Oregon                                -         289,000         584,000        238,000         311,000
    5/84     Raleigh/Departure                               -         302,000       2,484,000        471,000         788,000
    5/84     Virginia Beach                                  -         509,000       2,121,000        660,000         776,000
    5/84     Philadelphia/Grant                              -       1,041,000       3,262,000        441,000         971,000
    5/84     Garland                                         -         356,000         844,000        217,000         360,000
    6/84     Lorton                                          -         435,000       2,040,000        509,000         682,000
    6/84     Baltimore                                       -         382,000       1,793,000        638,000         634,000
    6/84     Laurel                                          -         501,000       2,349,000        637,000         824,000
    6/84     Delran                                          -         279,000       1,472,000        266,000         573,000
    6/84     Orange Blossom                                  -         226,000         924,000        200,000         398,000
    6/84     Safe Place (Cincinnati)                         -         402,000       1,573,000        509,000         672,000
    6/84     Safe Place (Florence)                           -         185,000         740,000        364,000         376,000
    7/84     Trevose/Old Lincoln                             -         421,000       1,749,000        373,000         582,000
    8/84     Medley                                          -         584,000       1,016,000        329,000         464,000
    8/84     Oklahoma City                                   -         340,000       1,310,000        441,000         652,000
    8/84     Newport News                                    -         356,000       2,395,000        595,000       1,013,000
    8/84     Kaplan (Irving)                                 -         677,000       1,592,000        338,000         639,000
    8/84     Kaplan (Walnut Hill)                            -         971,000       2,359,000        708,000       1,041,000
    9/84     Cockrell Hill                                   -         380,000         913,000      1,038,000         675,000
   11/84     Omaha                                           -         109,000         806,000        418,000         399,000
   11/84     Hialeah                                         -         886,000       1,784,000        266,000         672,000
   12/84     Austin (Ben White)                              -         325,000         474,000        187,000       (274,000)
   12/84     Austin (Lamar)                                  -         643,000         947,000        358,000         443,000
   12/84     Pompano                                         -         399,000       1,386,000        584,000         698,000
   12/84     Fort Worth                                      -         122,000         928,000         13,000         303,000
   12/84     Montgomeryville                                 -         215,000       2,085,000        298,000         776,000
    1/85     Cranston                                        -         175,000         722,000        288,000         267,000
    1/85     Bossier City                                    -         184,000       1,542,000        360,000         656,000
    2/85     Simi Valley                                     -         737,000       1,389,000        313,000         520,000




                                                             Gross Carrying Amount
                                                             At December 31, 2000
    Date                                          --------------------------------------------   Accumulated
  Acquired                Description                Land          Buildings         Total       Depreciation
------------ ---------------------------------    -------------   -----------     ------------  --------------
    3/84     Pico Rivera                               743,000      1,456,000       2,199,000       840,000
    4/84     Providence                                 92,000      1,848,000       1,940,000     1,030,000
    4/84     Milwaukie/Oregon                          289,000      1,133,000       1,422,000       619,000
    5/84     Raleigh/Departure                         302,000      3,743,000       4,045,000     2,059,000
    5/84     Virginia Beach                            499,000      3,567,000       4,066,000     1,913,000
    5/84     Philadelphia/Grant                      1,040,000      4,675,000       5,715,000     2,611,000
    5/84     Garland                                   356,000      1,421,000       1,777,000       730,000
    6/84     Lorton                                    435,000      3,231,000       3,666,000     1,785,000
    6/84     Baltimore                                 382,000      3,065,000       3,447,000     1,654,000
    6/84     Laurel                                    501,000      3,810,000       4,311,000     2,115,000
    6/84     Delran                                    279,000      2,311,000       2,590,000     1,201,000
    6/84     Orange Blossom                            226,000      1,522,000       1,748,000       789,000
    6/84     Safe Place (Cincinnati)                   402,000      2,754,000       3,156,000     1,436,000
    6/84     Safe Place (Florence)                     185,000      1,480,000       1,665,000       773,000
    7/84     Trevose/Old Lincoln                       421,000      2,704,000       3,125,000     1,481,000
    8/84     Medley                                    584,000      1,809,000       2,393,000       943,000
    8/84     Oklahoma City                             340,000      2,403,000       2,743,000     1,216,000
    8/84     Newport News                              356,000      4,003,000       4,359,000     2,072,000
    8/84     Kaplan (Irving)                           677,000      2,569,000       3,246,000     1,345,000
    8/84     Kaplan (Walnut Hill)                      971,000      4,108,000       5,079,000     2,099,000
    9/84     Cockrell Hill                             380,000      2,626,000       3,006,000     1,393,000
   11/84     Omaha                                     109,000      1,623,000       1,732,000       879,000
   11/84     Hialeah                                   886,000      2,722,000       3,608,000     1,419,000
   12/84     Austin (Ben White)                        211,000        501,000         712,000       246,000
   12/84     Austin (Lamar)                            643,000      1,748,000       2,391,000       888,000
   12/84     Pompano                                   399,000      2,668,000       3,067,000     1,313,000
   12/84     Fort Worth                                122,000      1,244,000       1,366,000       650,000
   12/84     Montgomeryville                           215,000      3,159,000       3,374,000     1,597,000
    1/85     Cranston                                  175,000      1,277,000       1,452,000       695,000
    1/85     Bossier City                              184,000      2,558,000       2,742,000     1,268,000
    2/85     Simi Valley                               737,000      2,222,000       2,959,000     1,122,000

                                                                                                                Adjustments
                                                                                                                  Resulting
                                                                         Initial Cost                             from the
                                                                    --------------------------      Costs        Acquisition
    Date                                                                          Buildings &     Subsequent     of Minority
  Acquired                Description             Encumbrances        Land       Improvements   to Acquisition    interests
------------ ---------------------------------    ------------      -----------  -------------  --------------- -------------
    2/85     Hurst                                           -         231,000       1,220,000        222,000         480,000
    3/85     Chattanooga                                     -         202,000       1,573,000        353,000         683,000
    3/85     Portland                                        -         285,000         941,000        219,000         438,000
    3/85     Fern Park                                       -         144,000       1,107,000        204,000         432,000
    3/85     Fairfield                                       -         338,000       1,187,000        372,000         527,000
   3/1/85    Houston / Westheimer                      571,000         850,000       1,179,000        691,000               -
    4/85     Laguna Hills                                    -       1,224,000       3,303,000        401,000       1,213,000
    4/85     Austin/ S. First                                -         778,000       1,282,000        308,000         168,000
    4/85     Cincinnati/ E. Kemper                           -         232,000       1,573,000        231,000         220,000
    4/85     Cincinnati/ Colerain                            -         253,000       1,717,000        283,000         224,000
    4/85     Florence/ Tanner Lane                           -         218,000       1,477,000        297,000         207,000
    5/85     Longwood                                        -         355,000       1,645,000        256,000         669,000
    5/85     Columbus (Busch Blvd.)                          -         202,000       1,559,000        287,000         592,000
    5/85     Columbus (Kinnear Rd.)                          -         241,000       1,865,000        301,000         771,000
    5/85     Worthington                                     -         221,000       1,824,000        283,000         709,000
    5/85     Arlington                                       -         201,000       1,497,000        345,000         618,000
    5/85     Tacoma/ Phillips Rd.                            -         396,000       1,204,000        233,000         165,000
    5/85     Milwaukie/ Mcloughlin II                        -         458,000         742,000        320,000         207,000
    5/85     Manchester/ S. Willow II                        -         371,000       2,129,000      (196,000)         197,000
    6/85     Grove City/ Marlane Drive                       -         150,000       1,157,000        276,000         471,000
    6/85     Reynoldsburg                                    -         204,000       1,568,000        302,000         598,000
    6/85     N. Hollywood/ Raymer                            -         967,000         848,000        244,000         144,000
    7/85     Columbus (Morse Rd.)                            -         195,000       1,510,000        299,000         670,000
    7/85     Columbus (Kenney Rd.)                           -         199,000       1,531,000        339,000         598,000
    7/85     Westerville                                     -         199,000       1,517,000        353,000         620,000
    7/85     Springfield                                     -          90,000         699,000        226,000         332,000
    7/85     Dayton (Needmore Road)                          -         144,000       1,108,000        308,000         460,000
    7/85     Dayton (Executive Blvd.)                        -         160,000       1,207,000        329,000         569,000
    7/85     Lilburn                                         -         331,000         969,000        204,000         424,000
    7/85     San Diego/ Kearny Mesa Rd                       -         783,000       1,750,000        310,000         266,000
    7/85     Scottsdale/ 70th St                             -         632,000       1,368,000        226,000         168,000



                                                             Gross Carrying Amount
                                                             At December 31, 2000
    Date                                          --------------------------------------------   Accumulated
  Acquired                Description                Land          Buildings         Total       Depreciation
------------ ---------------------------------    -------------   -----------     ------------  --------------
    2/85     Hurst                                     231,000      1,922,000       2,153,000       960,000
    3/85     Chattanooga                               202,000      2,609,000       2,811,000     1,293,000
    3/85     Portland                                  285,000      1,598,000       1,883,000       795,000
    3/85     Fern Park                                 144,000      1,743,000       1,887,000       876,000
    3/85     Fairfield                                 338,000      2,086,000       2,424,000     1,026,000
   3/1/85    Houston / Westheimer                      850,000      1,870,000       2,720,000     1,194,000
    4/85     Laguna Hills                            1,224,000      4,917,000       6,141,000     2,482,000
    4/85     Austin/ S. First                          778,000      1,758,000       2,536,000     1,028,000
    4/85     Cincinnati/ E. Kemper                     232,000      2,024,000       2,256,000     1,201,000
    4/85     Cincinnati/ Colerain                      253,000      2,224,000       2,477,000     1,318,000
    4/85     Florence/ Tanner Lane                     218,000      1,981,000       2,199,000     1,171,000
    5/85     Longwood                                  355,000      2,570,000       2,925,000     1,275,000
    5/85     Columbus (Busch Blvd.)                    202,000      2,438,000       2,640,000     1,190,000
    5/85     Columbus (Kinnear Rd.)                    241,000      2,937,000       3,178,000     1,401,000
    5/85     Worthington                               221,000      2,816,000       3,037,000     1,364,000
    5/85     Arlington                                 201,000      2,460,000       2,661,000     1,192,000
    5/85     Tacoma/ Phillips Rd.                      396,000      1,602,000       1,998,000       929,000
    5/85     Milwaukie/ Mcloughlin II                  458,000      1,269,000       1,727,000       726,000
    5/85     Manchester/ S. Willow II                  371,000      2,130,000       2,501,000     1,266,000
    6/85     Grove City/ Marlane Drive                 150,000      1,904,000       2,054,000       937,000
    6/85     Reynoldsburg                              204,000      2,468,000       2,672,000     1,199,000
    6/85     N. Hollywood/ Raymer                      967,000      1,236,000       2,203,000       744,000
    7/85     Columbus (Morse Rd.)                      195,000      2,479,000       2,674,000     1,166,000
    7/85     Columbus (Kenney Rd.)                     199,000      2,468,000       2,667,000     1,193,000
    7/85     Westerville                               199,000      2,490,000       2,689,000     1,216,000
    7/85     Springfield                                90,000      1,257,000       1,347,000       611,000
    7/85     Dayton (Needmore Road)                    144,000      1,876,000       2,020,000       929,000
    7/85     Dayton (Executive Blvd.)                  159,000      2,106,000       2,265,000     1,047,000
    7/85     Lilburn                                   330,000      1,598,000       1,928,000       761,000
    7/85     San Diego/ Kearny Mesa Rd                 783,000      2,326,000       3,109,000     1,390,000
    7/85     Scottsdale/ 70th St                       632,000      1,762,000       2,394,000     1,031,000

                                                                                                                Adjustments
                                                                                                                  Resulting
                                                                         Initial Cost                             from the
                                                                    --------------------------      Costs        Acquisition
    Date                                                                          Buildings &     Subsequent     of Minority
  Acquired                Description             Encumbrances        Land       Improvements   to Acquisition    interests
------------ ---------------------------------    ------------      -----------  -------------  --------------- -------------
    7/85     Concord/ Hwy 29                                 -         150,000         750,000        315,000         185,000
    9/85     Madison/ Copps Ave.                             -         450,000       1,150,000        384,000         151,000
    9/85     Columbus/ Sinclair                              -         307,000         893,000        244,000         105,000
    9/85     Philadelphia/ Tacony St                         -         118,000       1,782,000        260,000         187,000
   10/85     N. Hollywood/ Whitsett  (A)                     -       1,524,000       2,576,000        347,000         335,000
   10/85     Portland/ SE 82nd St                            -         354,000         496,000        284,000          94,000
   10/85     Perrysburg/ Helen Dr.                           -         110,000       1,590,000       (90,000)         138,000
   10/85     Columbus/ Ambleside                             -         124,000       1,526,000       (86,000)         133,000
   10/85     Indianapolis/ Pike Place                        -         229,000       1,531,000        214,000         215,000
   10/85     Indianapolis/ Beach Grove                       -         198,000       1,342,000        217,000         176,000
   10/85     Hartford/ Roberts                               -         219,000       1,481,000        316,000         318,000
   10/85     Wichita/ S. Rock Rd.                            -         501,000       1,478,000        102,000         133,000
   10/85     Wichita/ E. Harry                               -         313,000       1,050,000         53,000         101,000
   10/85     Wichita/ S. Woodlawn                            -         263,000         905,000         10,000          84,000
   10/85     Wichita/ E. Kellogg                             -         185,000         658,000       (61,000)          55,000
   10/85     Wichita/ S. Tyler                               -         294,000       1,004,000         53,000         152,000
   10/85     Wichita/ W. Maple                               -         234,000         805,000       (72,000)          67,000
   10/85     Wichita/ Carey Lane                             -         192,000         674,000        (7,000)          61,000
   10/85     Wichita/ E. Macarthur                           -         220,000         775,000      (132,000)          92,000
   10/85     Joplin/ S. Range Line                           -         264,000         904,000         48,000          87,000
   10/85     San Antonio/ Wetmore Rd.                        -         306,000       1,079,000        392,000          73,000
   10/85     San Antonio/ Callaghan                          -         288,000       1,016,000        330,000          51,000
   10/85     San Antonio/ Zarzamora                          -         364,000       1,281,000        405,000          44,000
   10/85     San Antonio/ Hackberry                          -         388,000       1,367,000        359,000          49,000
   10/85     San Antonio/ Fredericksburg                     -         287,000       1,009,000        353,000          64,000
   10/85     Dallas/ S. Westmoreland                         -         474,000       1,670,000        155,000         103,000
   10/85     Dallas/ Alvin St.                               -         359,000       1,266,000        153,000          73,000
   10/85     Fort Worth/ W. Beach St.                        -         356,000       1,252,000        152,000          49,000
   10/85     Fort Worth/ E. Seminary                         -         382,000       1,346,000        174,000          42,000
   10/85     Fort Worth/ Cockrell St.                        -         323,000       1,136,000        158,000          72,000
   11/85     Everett/ Evergreen                              -         706,000       2,294,000        442,000         109,000



                                                             Gross Carrying Amount
                                                             At December 31, 2000
    Date                                          --------------------------------------------   Accumulated
  Acquired                Description                Land          Buildings         Total       Depreciation
------------ ---------------------------------    -------------   -----------     ------------  --------------
    7/85     Concord/ Hwy 29                           150,000      1,250,000       1,400,000       725,000
    9/85     Madison/ Copps Ave.                       450,000      1,685,000       2,135,000       967,000
    9/85     Columbus/ Sinclair                        307,000      1,242,000       1,549,000       709,000
    9/85     Philadelphia/ Tacony St                   118,000      2,229,000       2,347,000     1,268,000
   10/85     N. Hollywood/ Whitsett  (A)             1,524,000      3,258,000       4,782,000     1,871,000
   10/85     Portland/ SE 82nd St                      354,000        874,000       1,228,000       535,000
   10/85     Perrysburg/ Helen Dr.                     110,000      1,638,000       1,748,000       944,000
   10/85     Columbus/ Ambleside                       124,000      1,573,000       1,697,000       880,000
   10/85     Indianapolis/ Pike Place                  229,000      1,960,000       2,189,000     1,119,000
   10/85     Indianapolis/ Beach Grove                 198,000      1,735,000       1,933,000       988,000
   10/85     Hartford/ Roberts                         219,000      2,115,000       2,334,000     1,174,000
   10/85     Wichita/ S. Rock Rd.                      642,000      1,572,000       2,214,000       892,000
   10/85     Wichita/ E. Harry                         313,000      1,204,000       1,517,000       719,000
   10/85     Wichita/ S. Woodlawn                      263,000        999,000       1,262,000       604,000
   10/85     Wichita/ E. Kellogg                       185,000        652,000         837,000       391,000
   10/85     Wichita/ S. Tyler                         294,000      1,209,000       1,503,000       779,000
   10/85     Wichita/ W. Maple                         234,000        800,000       1,034,000       448,000
   10/85     Wichita/ Carey Lane                       192,000        728,000         920,000       408,000
   10/85     Wichita/ E. Macarthur                     220,000        735,000         955,000       424,000
   10/85     Joplin/ S. Range Line                     264,000      1,039,000       1,303,000       634,000
   10/85     San Antonio/ Wetmore Rd.                  306,000      1,544,000       1,850,000       946,000
   10/85     San Antonio/ Callaghan                    288,000      1,397,000       1,685,000       875,000
   10/85     San Antonio/ Zarzamora                    364,000      1,730,000       2,094,000     1,060,000
   10/85     San Antonio/ Hackberry                    388,000      1,775,000       2,163,000     1,093,000
   10/85     San Antonio/ Fredericksburg               287,000      1,426,000       1,713,000       906,000
   10/85     Dallas/ S. Westmoreland                   474,000      1,928,000       2,402,000     1,188,000
   10/85     Dallas/ Alvin St.                         359,000      1,492,000       1,851,000       925,000
   10/85     Fort Worth/ W. Beach St.                  356,000      1,453,000       1,809,000       907,000
   10/85     Fort Worth/ E. Seminary                   382,000      1,562,000       1,944,000       980,000
   10/85     Fort Worth/ Cockrell St.                  323,000      1,366,000       1,689,000       845,000
   11/85     Everett/ Evergreen                        706,000      2,845,000       3,551,000     1,850,000

                                                                                                                Adjustments
                                                                                                                  Resulting
                                                                         Initial Cost                             from the
                                                                    --------------------------      Costs        Acquisition
    Date                                                                          Buildings &     Subsequent     of Minority
  Acquired                Description             Encumbrances        Land       Improvements   to Acquisition    interests
------------ ---------------------------------    ------------      -----------  -------------  --------------- -------------
   11/85     Seattle/ Empire Way                             -       1,652,000       5,348,000        577,000         205,000
   12/85     Milpitas                                        -       1,623,000       1,577,000        235,000         276,000
   12/85     Pleasanton/ Santa Rita   (A)                    -       1,226,000       2,078,000        287,000         327,000
   12/85     Amherst/ Niagra Falls                           -         132,000         701,000        209,000          70,000
   12/85     West Sams Blvd.                                 -         164,000       1,159,000      (293,000)          69,000
   12/85     MacArthur Rd.                                   -         204,000       1,628,000        144,000          40,000
   12/85     Brockton/ Main                                  -         153,000       2,020,000      (256,000)          69,000
   12/85     Eatontown/ Hwy 35                               -         308,000       4,067,000        416,000         146,000
   12/85     Denver/ Leetsdale                               -         603,000         847,000        188,000          39,000
    1/86     Mapleshade/ Rudderow                            -         362,000       1,811,000        228,000         100,000
    1/86     Bordentown/ Groveville                          -         196,000         981,000        131,000          76,000
    1/86     Sun Valley/ Sheldon                             -         544,000       1,836,000        328,000          66,000
    1/86     Las Vegas/ Highland                             -         432,000         848,000        218,000          44,000
    2/86     Costa Mesa/ Pomona                              -       1,405,000       1,520,000        328,000          64,000
    2/86     Brea/ Imperial Hwy                              -       1,069,000       2,165,000        333,000         107,000
    2/86     Skokie/ McCormick                               -         638,000       1,912,000        226,000          58,000
    2/86     Colorado Springs/ Sinton                        -         535,000       1,115,000        176,000         111,000
    2/86     Oklahoma City/ Penn                             -         146,000         829,000        141,000          66,000
    2/86     Oklahoma City/ 39th Expressway                  -         238,000         812,000        280,000          80,000
    3/86     Jacksonville/ Wiley                             -         140,000         510,000        226,000          54,000
    3/86     St. Louis/ Forder                               -         517,000       1,133,000        252,000          46,000
   3/3/86    Tampa / 56th                              508,000         450,000       1,360,000        391,000               -
    4/86     Reno/ Telegraph                                 -         649,000       1,051,000        435,000         131,000
    4/86     St. Louis/Kirkham                               -         199,000       1,001,000        194,000           8,000
    4/86     St. Louis/Reavis                                -         192,000         958,000        197,000          10,000
    4/86     Fort Worth/East Loop                            -         196,000         804,000        213,000          24,000
    5/86     Westlake Village                                -       1,205,000         995,000        211,000          24,000
    5/86     Sacramento/Franklin Blvd.                       -         872,000         978,000        462,000        (57,000)
    6/86     Richland Hills                                  -         543,000         857,000        421,000         (6,000)
    6/86     West Valley/So. 3600                            -         208,000       1,552,000        366,000       (166,000)
    7/86     Colorado Springs/ Hollow Tree                   -         574,000         726,000        231,000          69,000



                                                             Gross Carrying Amount
                                                             At December 31, 2000
    Date                                          --------------------------------------------   Accumulated
  Acquired                Description                Land          Buildings         Total       Depreciation
------------ ---------------------------------    -------------   -----------     ------------  --------------
   11/85     Seattle/ Empire Way                     1,652,000      6,130,000       7,782,000     3,832,000
   12/85     Milpitas                                1,623,000      2,088,000       3,711,000     1,205,000
   12/85     Pleasanton/ Santa Rita   (A)            1,226,000      2,692,000       3,918,000     1,531,000
   12/85     Amherst/ Niagra Falls                     132,000        980,000       1,112,000       629,000
   12/85     West Sams Blvd.                           164,000        935,000       1,099,000       593,000
   12/85     MacArthur Rd.                             204,000      1,812,000       2,016,000     1,130,000
   12/85     Brockton/ Main                            153,000      1,833,000       1,986,000     1,148,000
   12/85     Eatontown/ Hwy 35                         308,000      4,629,000       4,937,000     2,863,000
   12/85     Denver/ Leetsdale                         603,000      1,074,000       1,677,000       675,000
    1/86     Mapleshade/ Rudderow                      362,000      2,139,000       2,501,000     1,301,000
    1/86     Bordentown/ Groveville                    196,000      1,188,000       1,384,000       715,000
    1/86     Sun Valley/ Sheldon                       544,000      2,230,000       2,774,000     1,392,000
    1/86     Las Vegas/ Highland                       432,000      1,110,000       1,542,000       695,000
    2/86     Costa Mesa/ Pomona                      1,405,000      1,912,000       3,317,000     1,194,000
    2/86     Brea/ Imperial Hwy                      1,069,000      2,605,000       3,674,000     1,611,000
    2/86     Skokie/ McCormick                         638,000      2,196,000       2,834,000     1,336,000
    2/86     Colorado Springs/ Sinton                  535,000      1,402,000       1,937,000       829,000
    2/86     Oklahoma City/ Penn                       146,000      1,036,000       1,182,000       625,000
    2/86     Oklahoma City/ 39th Expressway            238,000      1,172,000       1,410,000       720,000
    3/86     Jacksonville/ Wiley                       140,000        790,000         930,000       486,000
    3/86     St. Louis/ Forder                         517,000      1,431,000       1,948,000       877,000
   3/3/86    Tampa / 56th                              450,000      1,751,000       2,201,000     1,076,000
    4/86     Reno/ Telegraph                           649,000      1,617,000       2,266,000     1,011,000
    4/86     St. Louis/Kirkham                         199,000      1,203,000       1,402,000       758,000
    4/86     St. Louis/Reavis                          192,000      1,165,000       1,357,000       737,000
    4/86     Fort Worth/East Loop                      196,000      1,041,000       1,237,000       648,000
    5/86     Westlake Village                        1,205,000      1,230,000       2,435,000       764,000
    5/86     Sacramento/Franklin Blvd.                 872,000      1,383,000       2,255,000       912,000
    6/86     Richland Hills                            543,000      1,272,000       1,815,000       844,000
    6/86     West Valley/So. 3600                      208,000      1,752,000       1,960,000     1,118,000
    7/86     Colorado Springs/ Hollow Tree             574,000      1,026,000       1,600,000       606,000

                                                                                                                Adjustments
                                                                                                                  Resulting
                                                                         Initial Cost                             from the
                                                                    --------------------------      Costs        Acquisition
    Date                                                                          Buildings &     Subsequent     of Minority
  Acquired                Description             Encumbrances        Land       Improvements   to Acquisition    interests
------------ ---------------------------------    ------------      -----------  -------------  --------------- -------------
    7/86     West LA/Purdue Ave.                             -       2,415,000       3,585,000        244,000         (5,000)
    7/86     Capital Heights/Central Ave.                    -         649,000       3,851,000        283,000        (53,000)
    7/86     Pontiac/Dixie Hwy.                              -         259,000       2,091,000         41,000          33,000
    7/86     Portland/Moody                                  -         663,000       1,637,000       (47,000)         538,000
    8/86     Laurel/Ft. Meade Rd.                            -         475,000       1,475,000        205,000          51,000
    8/86     Hammond/Calumet                                 -          97,000         751,000        468,000         366,000
    9/86     Kansas City/S. 44th.                            -         509,000       1,906,000        458,000        (34,000)
    9/86     Lakewood/W. 6th Ave.                            -       1,070,000       3,155,000        482,000       1,027,000
   10/86     Peralta/Fremont                                 -         851,000       1,074,000        273,000          13,000
   10/86     Birmingham/Highland                             -          89,000         786,000        208,000          71,000
   10/86     Birmingham/Riverchase                           -         262,000       1,338,000        358,000          63,000
   10/86     Birmingham/Eastwood                             -         166,000       1,184,000        212,000         121,000
   10/86     Birmingham/Forestdale                           -         152,000         948,000        153,000         113,000
   10/86     Birmingham/Centerpoint                          -         265,000       1,305,000        235,000           6,000
   10/86     Birmingham/Roebuck Plaza                        -         101,000         399,000        243,000         212,000
   10/86     Birmingham/Greensprings                         -         347,000       1,173,000        290,000       (234,000)
   10/86     Birmingham/Hoover-Lorna                         -         372,000       1,128,000        325,000        (65,000)
   10/86     Midfield/Bessemer                               -         170,000         355,000        272,000       (101,000)
   10/86     Huntsville/Leeman Ferry Rd.                     -         158,000         992,000        234,000         123,000
   10/86     Huntsville/Drake                                -         253,000       1,172,000        225,000          55,000
   10/86     Anniston/Whiteside                              -          59,000         566,000        172,000          77,000
   10/86     Houston/Glenvista                               -         595,000       1,043,000        493,000        (31,000)
   10/86     Houston/I-45                                    -         704,000       1,146,000        730,000         (9,000)
   10/86     Houston/Rogerdale                               -       1,631,000       2,792,000        457,000         110,000
   10/86     Houston/Gessner                                 -       1,032,000       1,693,000        838,000        (71,000)
   10/86     Houston/Richmond-Fairdale                       -       1,502,000       2,506,000        866,000          16,000
   10/86     Houston/Gulfton                                 -       1,732,000       3,036,000        861,000          73,000
   10/86     Houston/Westpark                                -         503,000         854,000        146,000          74,000
   10/86     Jonesboro                                       -         157,000         718,000        189,000          51,000
   10/86     Pilgrim/Houston/Loop 610                        -       1,299,000       3,491,000        992,000       1,366,000
   10/86     Pilgrim/Houston/S.W. Freeway                    -         904,000       2,319,000        662,000         920,000



                                                             Gross Carrying Amount
                                                             At December 31, 2000
    Date                                          --------------------------------------------   Accumulated
  Acquired                Description                Land          Buildings         Total       Depreciation
------------ ---------------------------------    -------------   -----------     ------------  --------------
    7/86     West LA/Purdue Ave.                     2,416,000      3,823,000       6,239,000     2,372,000
    7/86     Capital Heights/Central Ave.              649,000      4,081,000       4,730,000     2,555,000
    7/86     Pontiac/Dixie Hwy.                        259,000      2,165,000       2,424,000     1,328,000
    7/86     Portland/Moody                            663,000      2,128,000       2,791,000       942,000
    8/86     Laurel/Ft. Meade Rd.                      475,000      1,731,000       2,206,000     1,061,000
    8/86     Hammond/Calumet                            97,000      1,585,000       1,682,000       720,000
    9/86     Kansas City/S. 44th.                      509,000      2,330,000       2,839,000     1,494,000
    9/86     Lakewood/W. 6th Ave.                    1,070,000      4,664,000       5,734,000     2,267,000
   10/86     Peralta/Fremont                           851,000      1,360,000       2,211,000       835,000
   10/86     Birmingham/Highland                       150,000      1,004,000       1,154,000       640,000
   10/86     Birmingham/Riverchase                     278,000      1,743,000       2,021,000     1,128,000
   10/86     Birmingham/Eastwood                       232,000      1,451,000       1,683,000       896,000
   10/86     Birmingham/Forestdale                     190,000      1,176,000       1,366,000       721,000
   10/86     Birmingham/Centerpoint                    273,000      1,538,000       1,811,000       953,000
   10/86     Birmingham/Roebuck Plaza                  340,000        615,000         955,000       409,000
   10/86     Birmingham/Greensprings                    16,000      1,560,000       1,576,000       938,000
   10/86     Birmingham/Hoover-Lorna                   266,000      1,494,000       1,760,000       900,000
   10/86     Midfield/Bessemer                          95,000        601,000         696,000       381,000
   10/86     Huntsville/Leeman Ferry Rd.               198,000      1,309,000       1,507,000       831,000
   10/86     Huntsville/Drake                          248,000      1,457,000       1,705,000       871,000
   10/86     Anniston/Whiteside                        107,000        767,000         874,000       487,000
   10/86     Houston/Glenvista                         595,000      1,505,000       2,100,000       987,000
   10/86     Houston/I-45                              704,000      1,867,000       2,571,000     1,321,000
   10/86     Houston/Rogerdale                       1,631,000      3,359,000       4,990,000     2,047,000
   10/86     Houston/Gessner                         1,032,000      2,460,000       3,492,000     1,633,000
   10/86     Houston/Richmond-Fairdale               1,502,000      3,388,000       4,890,000     2,266,000
   10/86     Houston/Gulfton                         1,732,000      3,970,000       5,702,000     2,651,000
   10/86     Houston/Westpark                          503,000      1,074,000       1,577,000       650,000
   10/86     Jonesboro                                 157,000        958,000       1,115,000       603,000
   10/86     Pilgrim/Houston/Loop 610                1,299,000      5,849,000       7,148,000     2,845,000
   10/86     Pilgrim/Houston/S.W. Freeway              904,000      3,901,000       4,805,000     1,825,000

                                                                                                                Adjustments
                                                                                                                  Resulting
                                                                         Initial Cost                             from the
                                                                    --------------------------      Costs        Acquisition
    Date                                                                          Buildings &     Subsequent     of Minority
  Acquired                Description             Encumbrances        Land       Improvements   to Acquisition    interests
------------ ---------------------------------    ------------      -----------  -------------  --------------- -------------
   10/86     Pilgrim/Houston/FM 1960                         -         719,000       1,987,000       (10,000)         609,000
   10/86     Pilgrim/Houston/Old Katy Rd.                    -       1,365,000       3,431,000        929,000       1,274,000
   10/86     Pilgrim/Houston/Long Point                      -         451,000       1,187,000        553,000         563,000
   10/86     Austin/Red Rooster                              -       1,390,000       1,710,000        436,000         672,000
   11/86     Arleta/Osborne St.                              -         987,000         663,000        242,000         290,000
   12/86     Lynnwood/196th SW                               -       1,063,000       1,602,000        303,000         571,000
   12/86     Auburn/Auburn Way North                         -         606,000       1,144,000        317,000         533,000
   12/86     Gresham/Burnside                                -         351,000       1,056,000        366,000         482,000
   12/86     Denver/Sheridan Rd.                             -       1,033,000       2,792,000        571,000       1,007,000
   12/86     Marietta/Cobb Pkwy.                             -         536,000       2,764,000        639,000       1,016,000
   12/86     Hillsboro/Tualatin Hwy.                         -         461,000         574,000        231,000         414,000
   12/86     San Antonio/Sunst Rd.                           -       1,206,000       1,594,000        504,000         649,000
  12/31/86   Monrovia / Myrtle Avenue                1,351,000       1,149,000       2,446,000        170,000               -
  12/31/86   Chatsworth / Topanga                      886,000       1,447,000       1,243,000        229,000               -
  12/31/86   Houston / Larkwood                        309,000         247,000         602,000        340,000               -
  12/31/86   Northridge                              2,123,000       3,624,000       1,922,000      3,462,000               -
  12/31/86   Santa Clara / Duane                       805,000       1,950,000       1,004,000        333,000               -
  12/31/86   Oyster Point                                    -       1,569,000       1,490,000        341,000               -
  12/31/86   Walnut                                          -         767,000         613,000      3,578,000               -
    3/87     Annandale/Ravensworth                           -         679,000       1,621,000        205,000         596,000
    4/87     City of Industry/Amar Rd.                       -         748,000       2,052,000        364,000         702,000
    5/87     OK City/Hefner                                  -         459,000         941,000        224,000         417,000
    7/87     Oakbrook Terrace                                -         912,000       2,688,000      (126,000)         399,000
    8/87     San Antonio/Austin Hwy.                         -         400,000         850,000       (98,000)         164,000
   10/87     Plantation/S. State Rd.                         -         924,000       1,801,000      (303,000)         298,000
   10/87     Rockville/Fredrick Rd.                          -       1,695,000       3,305,000      (384,000)         519,000
    2/88     Anaheim/Lakeview                                -         995,000       1,505,000       (55,000)         256,000
   6/7/88    Mesquite / Sorrento Drive                       -         928,000       1,011,000        706,000               -
    7/88     Fort Wayne                                      -         101,000       1,524,000         49,000         145,000
   1/1/92    Costa Mesa                                      -         533,000         980,000        620,000               -
   3/1/92    Dallas / Walnut St.                             -         537,000       1,008,000        247,000               -



                                                             Gross Carrying Amount
                                                             At December 31, 2000
    Date                                          --------------------------------------------   Accumulated
  Acquired                Description                Land          Buildings         Total       Depreciation
------------ ---------------------------------    -------------   -----------     ------------  --------------
   10/86     Pilgrim/Houston/FM 1960                   661,000      2,644,000       3,305,000     1,306,000
   10/86     Pilgrim/Houston/Old Katy Rd.            1,365,000      5,634,000       6,999,000     2,798,000
   10/86     Pilgrim/Houston/Long Point                451,000      2,303,000       2,754,000     1,150,000
   10/86     Austin/Red Rooster                      1,390,000      2,818,000       4,208,000     1,323,000
   11/86     Arleta/Osborne St.                        987,000      1,195,000       2,182,000       565,000
   12/86     Lynnwood/196th SW                       1,063,000      2,476,000       3,539,000     1,158,000
   12/86     Auburn/Auburn Way North                   606,000      1,994,000       2,600,000       975,000
   12/86     Gresham/Burnside                          351,000      1,904,000       2,255,000       868,000
   12/86     Denver/Sheridan Rd.                     1,033,000      4,370,000       5,403,000     2,100,000
   12/86     Marietta/Cobb Pkwy.                       536,000      4,419,000       4,955,000     2,032,000
   12/86     Hillsboro/Tualatin Hwy.                   461,000      1,219,000       1,680,000       611,000
   12/86     San Antonio/Sunst Rd.                   1,207,000      2,746,000       3,953,000     1,252,000
  12/31/86   Monrovia / Myrtle Avenue                1,149,000      2,616,000       3,765,000     1,509,000
  12/31/86   Chatsworth / Topanga                    1,447,000      1,472,000       2,919,000       964,000
  12/31/86   Houston / Larkwood                        247,000        942,000       1,189,000       500,000
  12/31/86   Northridge                              3,624,000      5,384,000       9,008,000     1,549,000
  12/31/86   Santa Clara / Duane                     1,950,000      1,337,000       3,287,000       774,000
  12/31/86   Oyster Point                            1,569,000      1,831,000       3,400,000     1,004,000
  12/31/86   Walnut                                    769,000      4,189,000       4,958,000       476,000
    3/87     Annandale/Ravensworth                     679,000      2,422,000       3,101,000     1,120,000
    4/87     City of Industry/Amar Rd.                 748,000      3,118,000       3,866,000       820,000
    5/87     OK City/Hefner                            459,000      1,582,000       2,041,000       705,000
    7/87     Oakbrook Terrace                          912,000      2,961,000       3,873,000     2,013,000
    8/87     San Antonio/Austin Hwy.                   400,000        916,000       1,316,000       640,000
   10/87     Plantation/S. State Rd.                   924,000      1,796,000       2,720,000     1,198,000
   10/87     Rockville/Fredrick Rd.                  1,695,000      3,440,000       5,135,000     2,284,000
    2/88     Anaheim/Lakeview                          995,000      1,706,000       2,701,000     1,103,000
   6/7/88    Mesquite / Sorrento Drive                 928,000      1,717,000       2,645,000     1,077,000
    7/88     Fort Wayne                                101,000      1,718,000       1,819,000       810,000
   1/1/92    Costa Mesa                                535,000      1,598,000       2,133,000     1,001,000
   3/1/92    Dallas / Walnut St.                       537,000      1,255,000       1,792,000     1,189,000

                                                                                                                Adjustments
                                                                                                                  Resulting
                                                                         Initial Cost                             from the
                                                                    --------------------------      Costs        Acquisition
    Date                                                                          Buildings &     Subsequent     of Minority
  Acquired                Description             Encumbrances        Land       Improvements   to Acquisition    interests
------------ ---------------------------------    ------------      -----------  -------------  --------------- -------------
   5/1/92    Camp Creek                                      -         576,000       1,075,000        241,000               -
   9/1/92    Orlando/W. Colonial                             -         368,000         713,000        118,000               -
   9/1/92    Jacksonville/Arlington                          -         554,000       1,065,000        169,000               -
  10/1/92    Stockton/Mariners                               -         381,000         730,000        136,000               -
  11/18/92   Virginia Beach/General Booth Blvd               -         599,000       1,119,000        309,000               -
   1/1/93    Redwood City/Storage                            -         907,000       1,684,000        200,000               -
   1/1/93    City Of Industry                                -       1,611,000       2,991,000        238,000               -
   1/1/93    San Jose/Felipe                                 -       1,124,000       2,088,000        245,000               -
   1/1/93    Baldwin Park/Garvey Ave                         -         840,000       1,561,000        248,000               -
  3/19/93    Westminister / W. 80th                          -         840,000       1,586,000        171,000               -
  4/26/93    Costa Mesa / Newport                      931,000       2,141,000       3,989,000        101,000               -
  5/13/93    Austin /N. Lamar                                -         919,000       1,695,000      5,211,000               -
  5/28/93    Jacksonville/Phillips Hwy.                      -         406,000         771,000        150,000               -
  5/28/93    Tampa/Nebraska Avenue                           -         550,000       1,043,000        114,000               -
   6/9/93    Calabasas / Ventura Blvd.                       -       1,762,000       3,269,000        171,000               -
   6/9/93    Carmichael / Fair Oaks                          -         573,000       1,052,000        203,000               -
   6/9/93    Santa Clara / Duane                             -         454,000         834,000         85,000               -
  6/10/93    Citrus Heights / Sylvan Road                    -         438,000         822,000        141,000               -
  6/25/93    Trenton / Allen Road                            -         623,000       1,166,000        127,000               -
  6/30/93    Los Angeles/W.Jefferson Blvd                    -       1,085,000       2,017,000        115,000               -
  7/16/93    Austin / So. Congress Ave                       -         777,000       1,445,000        266,000               -
   8/1/93    Gaithersburg / E. Diamond                       -         602,000       1,139,000        133,000               -
  8/11/93    Atlanta / Northside                             -       1,150,000       2,149,000        240,000               -
  8/11/93    Smyrna/ Rosswill Rd                             -         446,000         842,000        183,000               -
  8/13/93    So. Brunswick/Highway                           -       1,076,000       2,033,000        217,000               -
  8/31/93    Austin / N. Lamar                               -         502,000         941,000        105,000               -
  10/1/93    Denver / Federal Blvd                           -         875,000       1,633,000        120,000               -
  10/1/93    Citrus Heights                                  -         527,000         987,000         96,000               -
  10/1/93    Lakewood / 6th Ave                              -         798,000       1,489,000       (31,000)               -
  10/27/93   Houston / S Shaver St                           -         481,000         896,000        154,000               -
  11/3/93    Upland/S. Euclid Ave.                           -         431,000         807,000        382,000               -



                                                             Gross Carrying Amount
                                                             At December 31, 2000
    Date                                          --------------------------------------------   Accumulated
  Acquired                Description                Land          Buildings         Total       Depreciation
------------ ---------------------------------    -------------   -----------     ------------  --------------
   5/1/92    Camp Creek                                576,000      1,316,000       1,892,000       495,000
   9/1/92    Orlando/W. Colonial                       368,000        831,000       1,199,000       323,000
   9/1/92    Jacksonville/Arlington                    554,000      1,234,000       1,788,000       473,000
  10/1/92    Stockton/Mariners                         381,000        866,000       1,247,000       318,000
  11/18/92   Virginia Beach/General Booth Blvd         599,000      1,428,000       2,027,000       503,000
   1/1/93    Redwood City/Storage                      907,000      1,884,000       2,791,000       661,000
   1/1/93    City Of Industry                        1,611,000      3,229,000       4,840,000     1,048,000
   1/1/93    San Jose/Felipe                         1,124,000      2,333,000       3,457,000       816,000
   1/1/93    Baldwin Park/Garvey Ave                   840,000      1,809,000       2,649,000       637,000
  3/19/93    Westminister / W. 80th                    840,000      1,757,000       2,597,000       604,000
  4/26/93    Costa Mesa / Newport                    2,141,000      4,090,000       6,231,000     1,306,000
  5/13/93    Austin /N. Lamar                          919,000      6,906,000       7,825,000     1,013,000
  5/28/93    Jacksonville/Phillips Hwy.                406,000        921,000       1,327,000       340,000
  5/28/93    Tampa/Nebraska Avenue                     550,000      1,157,000       1,707,000       387,000
   6/9/93    Calabasas / Ventura Blvd.               1,762,000      3,440,000       5,202,000     1,135,000
   6/9/93    Carmichael / Fair Oaks                    573,000      1,255,000       1,828,000       425,000
   6/9/93    Santa Clara / Duane                       454,000        919,000       1,373,000       307,000
  6/10/93    Citrus Heights / Sylvan Road              438,000        963,000       1,401,000       359,000
  6/25/93    Trenton / Allen Road                      623,000      1,293,000       1,916,000       420,000
  6/30/93    Los Angeles/W.Jefferson Blvd            1,085,000      2,132,000       3,217,000       680,000
  7/16/93    Austin / So. Congress Ave                 777,000      1,711,000       2,488,000       664,000
   8/1/93    Gaithersburg / E. Diamond                 602,000      1,272,000       1,874,000       402,000
  8/11/93    Atlanta / Northside                     1,150,000      2,389,000       3,539,000       765,000
  8/11/93    Smyrna/ Rosswill Rd                       446,000      1,025,000       1,471,000       352,000
  8/13/93    So. Brunswick/Highway                   1,076,000      2,250,000       3,326,000       743,000
  8/31/93    Austin / N. Lamar                         502,000      1,046,000       1,548,000       347,000
  10/1/93    Denver / Federal Blvd                     875,000      1,753,000       2,628,000       549,000
  10/1/93    Citrus Heights                            527,000      1,083,000       1,610,000       348,000
  10/1/93    Lakewood / 6th Ave                        685,000      1,571,000       2,256,000       486,000
  10/27/93   Houston / S Shaver St                     481,000      1,050,000       1,531,000       352,000
  11/3/93    Upland/S. Euclid Ave.                     508,000      1,112,000       1,620,000       353,000

                                                                                                                Adjustments
                                                                                                                  Resulting
                                                                         Initial Cost                             from the
                                                                    --------------------------      Costs        Acquisition
    Date                                                                          Buildings &     Subsequent     of Minority
  Acquired                Description             Encumbrances        Land       Improvements   to Acquisition    interests
------------ ---------------------------------    ------------      -----------  -------------  --------------- -------------
  11/16/93   Norcross / Jimmy Carter                         -         627,000       1,167,000        162,000               -
  11/16/93   Seattle / 13th                                  -       1,085,000       2,015,000        559,000               -
  12/9/93    Salt Lake City                                  -         765,000       1,422,000        (2,000)               -
  12/16/93   West Valley City                                -         683,000       1,276,000        124,000               -
  12/21/93   Pinellas Park / 34th St. W                      -         607,000       1,134,000        168,000               -
  12/28/93   New Orleans / S. Carrollton Ave                 -       1,575,000       2,941,000        230,000               -
  12/29/93   Orange / Main                                   -       1,238,000       2,317,000      1,385,000               -
  12/29/93   Sunnyvale / Wedell                              -         554,000       1,037,000        705,000               -
  12/29/93   El Cajon / Magnolia                             -         421,000         791,000        502,000               -
  12/29/93   Orlando / S. Semoran Blvd.                      -         462,000         872,000        620,000               -
  12/29/93   Tampa / W. Hillsborough Ave                     -         352,000         665,000        377,000               -
  12/29/93   Irving / West Loop 12                           -         341,000         643,000        153,000               -
  12/29/93   Fullerton / W. Commonwealth                     -         904,000       1,687,000        988,000               -
  12/29/93   N. Lauderdale / Mcnab Rd                        -         628,000       1,182,000        680,000               -
  12/29/93   Los Alimitos / Cerritos                         -         695,000       1,299,000        666,000               -
  12/29/93   Frederick / Prospect Blvd.                      -         573,000       1,082,000        507,000               -
  12/29/93   Indianapolis / E. Washington                    -         403,000         775,000        452,000               -
  12/29/93   Gardena / Western Ave.                          -         552,000       1,035,000        571,000               -
  12/29/93   Palm Bay / Bobcock Street                       -         409,000         775,000        486,000               -
  1/10/94    Hialeah / W. 20Th Ave.                          -       1,855,000       3,497,000        175,000               -
  1/12/94    Sunnyvale / N. Fair Oaks Ave                    -         689,000       1,285,000        304,000               -
  1/12/94    Honolulu / Iwaena                               -               -       3,382,000        673,000               -
  1/12/94    Miami / Golden Glades                           -         579,000       1,081,000        341,000               -
  1/21/94    Herndon / Centreville Road                      -       1,584,000       2,981,000        185,000               -
   2/8/94    Las Vegas/S. Martin Luther King                 -       1,383,000       2,592,000      1,006,000               -
  2/28/94    Arlingtn/Old Jeffersn Davishwy                  -         735,000       1,399,000        177,000               -
   3/8/94    Beaverton / Sw Barnes Road                      -         942,000       1,810,000        156,000               -
  3/21/94    Austin / Arboretum                              -         473,000         897,000      2,748,000               -
  3/25/94    Tinton Falls / Shrewsbury Ave                   -       1,074,000       2,033,000        169,000               -
  3/25/94    East Brunswick / Milltown Road                  -       1,282,000       2,411,000        211,000               -
  3/25/94    Mercerville / Quakerbridge Road                 -       1,109,000       2,111,000        215,000               -



                                                             Gross Carrying Amount
                                                             At December 31, 2000
    Date                                          --------------------------------------------   Accumulated
  Acquired                Description                Land          Buildings         Total       Depreciation
------------ ---------------------------------    -------------   -----------     ------------  --------------
  11/16/93   Norcross / Jimmy Carter                   627,000      1,329,000       1,956,000       417,000
  11/16/93   Seattle / 13th                          1,085,000      2,574,000       3,659,000       846,000
  12/9/93    Salt Lake City                            790,000      1,395,000       2,185,000       588,000
  12/16/93   West Valley City                          683,000      1,400,000       2,083,000       456,000
  12/21/93   Pinellas Park / 34th St. W                607,000      1,302,000       1,909,000       436,000
  12/28/93   New Orleans / S. Carrollton Ave         1,575,000      3,171,000       4,746,000       954,000
  12/29/93   Orange / Main                           1,593,000      3,347,000       4,940,000       958,000
  12/29/93   Sunnyvale / Wedell                        725,000      1,571,000       2,296,000       464,000
  12/29/93   El Cajon / Magnolia                       542,000      1,172,000       1,714,000       355,000
  12/29/93   Orlando / S. Semoran Blvd.                601,000      1,353,000       1,954,000       411,000
  12/29/93   Tampa / W. Hillsborough Ave               436,000        958,000       1,394,000       292,000
  12/29/93   Irving / West Loop 12                     355,000        782,000       1,137,000       247,000
  12/29/93   Fullerton / W. Commonwealth             1,160,000      2,419,000       3,579,000       703,000
  12/29/93   N. Lauderdale / Mcnab Rd                  798,000      1,692,000       2,490,000       491,000
  12/29/93   Los Alimitos / Cerritos                   874,000      1,786,000       2,660,000       510,000
  12/29/93   Frederick / Prospect Blvd.                692,000      1,470,000       2,162,000       429,000
  12/29/93   Indianapolis / E. Washington              505,000      1,125,000       1,630,000       326,000
  12/29/93   Gardena / Western Ave.                    695,000      1,463,000       2,158,000       403,000
  12/29/93   Palm Bay / Bobcock Street                 525,000      1,145,000       1,670,000       330,000
  1/10/94    Hialeah / W. 20Th Ave.                  1,590,000      3,937,000       5,527,000     1,172,000
  1/12/94    Sunnyvale / N. Fair Oaks Ave              657,000      1,621,000       2,278,000       461,000
  1/12/94    Honolulu / Iwaena                               -      4,055,000       4,055,000     1,137,000
  1/12/94    Miami / Golden Glades                     557,000      1,444,000       2,001,000       446,000
  1/21/94    Herndon / Centreville Road              1,358,000      3,392,000       4,750,000       816,000
   2/8/94    Las Vegas/S. Martin Luther King         1,436,000      3,545,000       4,981,000     1,029,000
  2/28/94    Arlingtn/Old Jeffersn Davishwy            630,000      1,681,000       2,311,000       533,000
   3/8/94    Beaverton / Sw Barnes Road                807,000      2,101,000       2,908,000       657,000
  3/21/94    Austin / Arboretum                      1,554,000      2,564,000       4,118,000       472,000
  3/25/94    Tinton Falls / Shrewsbury Ave             921,000      2,355,000       3,276,000       738,000
  3/25/94    East Brunswick / Milltown Road          1,099,000      2,805,000       3,904,000       857,000
  3/25/94    Mercerville / Quakerbridge Road           950,000      2,485,000       3,435,000       729,000

                                                                                                                Adjustments
                                                                                                                  Resulting
                                                                         Initial Cost                             from the
                                                                    --------------------------      Costs        Acquisition
    Date                                                                          Buildings &     Subsequent     of Minority
  Acquired                Description             Encumbrances        Land       Improvements   to Acquisition    interests
------------ ---------------------------------    ------------      -----------  -------------  --------------- -------------
  3/31/94    Hypoluxo                                        -         735,000       1,404,000      1,778,000               -
  4/26/94    No. Highlands / Roseville Road                  -         980,000       1,835,000        231,000               -
  5/12/94    Fort Pierce/Okeechobee Road                     -         438,000         842,000        178,000               -
  5/24/94    Hempstead/Peninsula Blvd.                       -       2,053,000       3,832,000        230,000               -
  5/24/94    La/Huntington                                   -         483,000         905,000        112,000               -
   6/9/94    Chattanooga / Brainerd Road                     -         613,000       1,170,000        155,000               -
   6/9/94    Chattanooga / Ringgold Road                     -         761,000       1,433,000        304,000               -
  6/18/94    Las Vegas / S. Valley View Blvd                 -         837,000       1,571,000        116,000               -
  6/23/94    Las Vegas / Tropicana                           -         750,000       1,408,000        150,000               -
  6/23/94    Henderson / Green Valley Pkwy                   -       1,047,000       1,960,000        145,000               -
  6/24/94    Las Vegas / N. Lamb Blvd.                       -         869,000       1,629,000       (83,000)               -
  6/30/94    Birmingham / W. Oxmoor Road                     -         532,000       1,004,000        336,000               -
  7/20/94    Milpitas / Dempsey Road                         -       1,260,000       2,358,000        142,000               -
  8/17/94    New Orleans/I-10                                -         784,000       1,470,000        138,000               -
  8/17/94    Beaverton / S.W. Denny Road                     -         663,000       1,245,000         90,000               -
  8/17/94    Irwindale / Central Ave.                        -         674,000       1,263,000         58,000               -
  8/17/94    Suitland / St. Barnabas Rd                      -       1,530,000       2,913,000        167,000               -
  8/17/94    North Brunswick / How Lane                      -       1,238,000       2,323,000         63,000               -
  8/17/94    Lombard / 64th                                  -         847,000       1,583,000        100,000               -
  8/17/94    Alsip / 27th                                    -         406,000         765,000         74,000               -
  9/15/94    Huntsville / Old Monrovia Road                  -         613,000       1,157,000        182,000               -
  9/27/94    West Haven / Bull Hill Lane                     -         455,000         873,000      5,238,000               -
  9/30/94    San Francisco / Marin St.                       -       1,227,000       2,339,000      1,188,000               -
  9/30/94    Baltimore / Hillen Street                       -         580,000       1,095,000        159,000               -
  9/30/94    San Francisco /10th & Howard                    -       1,423,000       2,668,000        169,000               -
  9/30/94    Montebello / E. Whittier                        -         383,000         732,000         95,000               -
  9/30/94    Arlington / Collins                             -         228,000         435,000        211,000               -
  9/30/94    Miami / S.W. 119th Ave                          -         656,000       1,221,000         48,000               -
  9/30/94    Blackwood / Erial Road                          -         774,000       1,437,000         72,000               -
  9/30/94    Concord / Monument                              -       1,092,000       2,027,000        264,000               -
  9/30/94    Rochester / Lee Road                            -         469,000         871,000        161,000               -



                                                           Gross Carrying Amount
                                                           At December 31, 2000
    Date                                         -------------------------------------------   Accumulated
  Acquired                Description              Land          Buildings         Total       Depreciation
------------ ---------------------------------   ------------   -----------     ------------  --------------
  3/31/94    Hypoluxo                                630,000      3,287,000       3,917,000     1,946,000
  4/26/94    No. Highlands / Roseville Road          840,000      2,206,000       3,046,000       661,000
  5/12/94    Fort Pierce/Okeechobee Road             375,000      1,083,000       1,458,000       363,000
  5/24/94    Hempstead/Peninsula Blvd.             1,763,000      4,352,000       6,115,000     1,203,000
  5/24/94    La/Huntington                           414,000      1,086,000       1,500,000       330,000
   6/9/94    Chattanooga / Brainerd Road             525,000      1,413,000       1,938,000       430,000
   6/9/94    Chattanooga / Ringgold Road             653,000      1,845,000       2,498,000       556,000
  6/18/94    Las Vegas / S. Valley View Blvd         718,000      1,806,000       2,524,000       530,000
  6/23/94    Las Vegas / Tropicana                   643,000      1,665,000       2,308,000       506,000
  6/23/94    Henderson / Green Valley Pkwy           898,000      2,254,000       3,152,000       655,000
  6/24/94    Las Vegas / N. Lamb Blvd.               769,000      1,646,000       2,415,000       562,000
  6/30/94    Birmingham / W. Oxmoor Road             461,000      1,411,000       1,872,000       560,000
  7/20/94    Milpitas / Dempsey Road               1,080,000      2,680,000       3,760,000       779,000
  8/17/94    New Orleans/I-10                        672,000      1,720,000       2,392,000       486,000
  8/17/94    Beaverton / S.W. Denny Road             568,000      1,430,000       1,998,000       393,000
  8/17/94    Irwindale / Central Ave.                578,000      1,417,000       1,995,000       393,000
  8/17/94    Suitland / St. Barnabas Rd            1,312,000      3,298,000       4,610,000       938,000
  8/17/94    North Brunswick / How Lane            1,062,000      2,562,000       3,624,000       687,000
  8/17/94    Lombard / 64th                          726,000      1,804,000       2,530,000       500,000
  8/17/94    Alsip / 27th                            348,000        897,000       1,245,000       268,000
  9/15/94    Huntsville / Old Monrovia Road          525,000      1,427,000       1,952,000       419,000
  9/27/94    West Haven / Bull Hill Lane           1,964,000      4,602,000       6,566,000       469,000
  9/30/94    San Francisco / Marin St.             1,371,000      3,383,000       4,754,000       912,000
  9/30/94    Baltimore / Hillen Street               497,000      1,337,000       1,834,000       370,000
  9/30/94    San Francisco /10th & Howard          1,221,000      3,039,000       4,260,000       810,000
  9/30/94    Montebello / E. Whittier                329,000        881,000       1,210,000       259,000
  9/30/94    Arlington / Collins                     195,000        679,000         874,000       260,000
  9/30/94    Miami / S.W. 119th Ave                  563,000      1,362,000       1,925,000       361,000
  9/30/94    Blackwood / Erial Road                  663,000      1,620,000       2,283,000       432,000
  9/30/94    Concord / Monument                      936,000      2,447,000       3,383,000       684,000
  9/30/94    Rochester / Lee Road                    402,000      1,099,000       1,501,000       305,000

                                                                                                                Adjustments
                                                                                                                  Resulting
                                                                         Initial Cost                             from the
                                                                    --------------------------      Costs        Acquisition
    Date                                                                          Buildings &     Subsequent     of Minority
  Acquired                Description             Encumbrances        Land       Improvements   to Acquisition    interests
------------ ---------------------------------    ------------      -----------  -------------  --------------- -------------
  9/30/94    Houston / Bellaire                              -         623,000       1,157,000        138,000               -
  9/30/94    Austin / Lamar Blvd                             -         781,000       1,452,000        110,000               -
  9/30/94    Milwaukee / Lovers Lane Rd                      -         469,000         871,000        103,000               -
  9/30/94    Monterey / Del Rey Oaks                         -       1,093,000       1,897,000         83,000               -
  9/30/94    St. Petersburg / 66Th St.                       -         427,000         793,000        122,000               -
  9/30/94    Dayton Bch / N. Nova Road                       -         396,000         735,000         97,000               -
  9/30/94    Maple Shade / Route 38                          -         994,000       1,846,000        108,000               -
  9/30/94    Marlton / Route 73 N.                           -         938,000       1,742,000         62,000               -
  9/30/94    Naperville / E. Ogden Ave                       -         683,000       1,268,000         78,000               -
  9/30/94    Long Beach / South Street                       -       1,778,000       3,307,000        175,000               -
  9/30/94    Aloha / S.W. Shaw                               -         805,000       1,495,000        112,000               -
  9/30/94    Alexandria / S. Pickett                         -       1,550,000       2,879,000        156,000               -
  9/30/94    Houston / Highway 6 North                       -       1,120,000       2,083,000        201,000               -
  9/30/94    San Antonio/Nacogdoches Rd                      -         571,000       1,060,000         92,000               -
  9/30/94    San Ramon/San Ramon Valley                      -       1,530,000       2,840,000        322,000               -
  9/30/94    San Rafael / Merrydale Rd                       -       1,705,000       3,165,000        177,000               -
  9/30/94    San Antonio / Austin Hwy                        -         592,000       1,098,000        146,000               -
  9/30/94    Sharonville / E. Kemper                         -         574,000       1,070,000        111,000               -
  10/7/94    Alcoa / Airport Plaza Drive                     -         543,000       1,017,000        133,000               -
  10/13/94   Davie / State Road 84                           -         744,000       1,467,000        837,000               -
  10/13/94   Carrollton / Marsh Lane                         -         770,000       1,437,000      1,368,000               -
  10/31/94   Sherman Oaks / Van Nuys Blvd                    -       1,278,000       2,461,000        882,000               -
  12/19/94   Salt Lake City/West North Temple                -         490,000         917,000       (87,000)               -
  12/27/94   Knoxville / Chapman Highway                     -         753,000       1,411,000        309,000               -
  12/28/94   Milpitas / Watson                               -       1,575,000       2,925,000        165,000               -
  12/28/94   Las Vegas / Jones Blvd                          -       1,208,000       2,243,000        112,000               -
  12/28/94   Venice / Guthrie                                -         578,000       1,073,000         88,000               -
  12/30/94   Apple Valley / Foliage Ave                      -         910,000       1,695,000        139,000               -
   1/4/95    Chula Vista / Main Street                       -         735,000       1,802,000        141,000               -
   1/5/95    Pantego / West Park                             -         315,000         735,000        129,000               -
  1/12/95    Roswell / Alpharetta                            -         423,000         993,000        153,000               -



                                                            Gross Carrying Amount
                                                            At December 31, 2000
    Date                                         --------------------------------------------   Accumulated
  Acquired                Description               Land          Buildings         Total       Depreciation
------------ ---------------------------------   -------------   -----------     ------------  --------------
  9/30/94    Houston / Bellaire                       534,000      1,384,000       1,918,000       377,000
  9/30/94    Austin / Lamar Blvd                      669,000      1,674,000       2,343,000       460,000
  9/30/94    Milwaukee / Lovers Lane Rd               402,000      1,041,000       1,443,000       301,000
  9/30/94    Monterey / Del Rey Oaks                  903,000      2,170,000       3,073,000       624,000
  9/30/94    St. Petersburg / 66Th St.                366,000        976,000       1,342,000       283,000
  9/30/94    Dayton Bch / N. Nova Road                339,000        889,000       1,228,000       260,000
  9/30/94    Maple Shade / Route 38                   852,000      2,096,000       2,948,000       564,000
  9/30/94    Marlton / Route 73 N.                    804,000      1,938,000       2,742,000       521,000
  9/30/94    Naperville / E. Ogden Ave                585,000      1,444,000       2,029,000       397,000
  9/30/94    Long Beach / South Street              1,524,000      3,736,000       5,260,000     1,015,000
  9/30/94    Aloha / S.W. Shaw                        690,000      1,722,000       2,412,000       471,000
  9/30/94    Alexandria / S. Pickett                1,329,000      3,256,000       4,585,000       857,000
  9/30/94    Houston / Highway 6 North                960,000      2,444,000       3,404,000       687,000
  9/30/94    San Antonio/Nacogdoches Rd               489,000      1,234,000       1,723,000       347,000
  9/30/94    San Ramon/San Ramon Valley             1,311,000      3,381,000       4,692,000       956,000
  9/30/94    San Rafael / Merrydale Rd              1,461,000      3,586,000       5,047,000       956,000
  9/30/94    San Antonio / Austin Hwy                 507,000      1,329,000       1,836,000       382,000
  9/30/94    Sharonville / E. Kemper                  492,000      1,263,000       1,755,000       350,000
  10/7/94    Alcoa / Airport Plaza Drive              465,000      1,228,000       1,693,000       386,000
  10/13/94   Davie / State Road 84                    638,000      2,410,000       3,048,000       634,000
  10/13/94   Carrollton / Marsh Lane                1,022,000      2,553,000       3,575,000       658,000
  10/31/94   Sherman Oaks / Van Nuys Blvd           1,423,000      3,198,000       4,621,000       905,000
  12/19/94   Salt Lake City/West North Temple         537,000        783,000       1,320,000       289,000
  12/27/94   Knoxville / Chapman Highway              645,000      1,828,000       2,473,000       537,000
  12/28/94   Milpitas / Watson                      1,350,000      3,315,000       4,665,000       859,000
  12/28/94   Las Vegas / Jones Blvd                 1,035,000      2,528,000       3,563,000       653,000
  12/28/94   Venice / Guthrie                         495,000      1,244,000       1,739,000       322,000
  12/30/94   Apple Valley / Foliage Ave               780,000      1,964,000       2,744,000       544,000
   1/4/95    Chula Vista / Main Street                735,000      1,943,000       2,678,000       599,000
   1/5/95    Pantego / West Park                      315,000        864,000       1,179,000       267,000
  1/12/95    Roswell / Alpharetta                     423,000      1,146,000       1,569,000       328,000

                                                                                                                Adjustments
                                                                                                                  Resulting
                                                                         Initial Cost                             from the
                                                                    --------------------------      Costs        Acquisition
    Date                                                                          Buildings &     Subsequent     of Minority
  Acquired                Description             Encumbrances        Land       Improvements   to Acquisition    interests
------------ ---------------------------------    ------------      -----------  -------------  --------------- -------------
  1/23/95    North Bergen / Tonne                            -       1,564,000       3,772,000        243,000               -
  1/23/95    San Leandro / Hesperian                         -         734,000       1,726,000         91,000               -
  1/24/95    Nashville / Elm Hill                            -         338,000         791,000        305,000               -
   2/3/95    Reno / S. Mccarron Blvd                         -       1,080,000       2,537,000        146,000               -
  2/15/95    Schiller Park                                   -       1,688,000       3,939,000        178,000               -
  2/15/95    Lansing                                         -       1,514,000       3,534,000         99,000               -
  2/15/95    Pleasanton                                      -       1,257,000       2,932,000         41,000               -
  2/15/95    LA/Sepulveda                                    -       1,453,000       3,390,000         93,000               -
  2/28/95    Decatur / Flat Shoal                            -         970,000       2,288,000        326,000               -
  2/28/95    Smyrna / S. Cobb                                -         663,000       1,559,000        189,000               -
  2/28/95    Downey / Bellflower                             -         916,000       2,158,000         81,000               -
  2/28/95    Vallejo / Lincoln                               -         445,000       1,052,000        115,000               -
  2/28/95    Lynnwood / 180th St                             -         516,000       1,205,000        153,000               -
  2/28/95    Kent / Pacific Hwy                              -         728,000       1,711,000        105,000               -
  2/28/95    Kirkland                                        -       1,254,000       2,932,000        168,000               -
  2/28/95    Federal Way/Pacific                             -         785,000       1,832,000        246,000               -
  2/28/95    Tampa / S. Dale                                 -         791,000       1,852,000        193,000               -
  2/28/95    Burlingame/Adrian Rd                            -       2,280,000       5,349,000        285,000               -
  2/28/95    Miami / Cloverleaf                              -         606,000       1,426,000        125,000               -
  2/28/95    Pinole / San Pablo                              -         639,000       1,502,000        197,000               -
  2/28/95    South Gate / Firesto                            -       1,442,000       3,449,000        245,000               -
  2/28/95    San Jose / Mabury                               -         892,000       2,088,000         66,000               -
  2/28/95    La Puente / Valley Blvd                         -         591,000       1,390,000        177,000               -
  2/28/95    San Jose / Capitol E                            -       1,215,000       2,852,000        128,000               -
  2/28/95    Milwaukie / 40th Street                         -         576,000       1,388,000         90,000               -
  2/28/95    Portland / N. Lombard                           -         812,000       1,900,000        174,000               -
  2/28/95    Miami / Biscayne                                -       1,313,000       3,076,000         91,000               -
  2/28/95    Chicago / Clark Street                          -         442,000       1,031,000        179,000               -
  2/28/95    Palatine / Dundee                               -         698,000       1,643,000        133,000               -
  2/28/95    Williamsville/Transit                           -         284,000         670,000        117,000               -
  2/28/95    Amherst / Sheridan                              -         484,000       1,151,000        112,000               -



                                                             Gross Carrying Amount
                                                             At December 31, 2000
    Date                                          --------------------------------------------   Accumulated
  Acquired                Description                Land          Buildings         Total       Depreciation
------------ ---------------------------------    -------------   -----------     ------------  --------------
  1/23/95    North Bergen / Tonne                    1,564,000      4,015,000       5,579,000       951,000
  1/23/95    San Leandro / Hesperian                   734,000      1,817,000       2,551,000       452,000
  1/24/95    Nashville / Elm Hill                      338,000      1,096,000       1,434,000       398,000
   2/3/95    Reno / S. Mccarron Blvd                 1,080,000      2,683,000       3,763,000       686,000
  2/15/95    Schiller Park                           1,688,000      4,117,000       5,805,000       842,000
  2/15/95    Lansing                                 1,514,000      3,633,000       5,147,000       714,000
  2/15/95    Pleasanton                              1,257,000      2,973,000       4,230,000       581,000
  2/15/95    LA/Sepulveda                            1,453,000      3,483,000       4,936,000       682,000
  2/28/95    Decatur / Flat Shoal                      970,000      2,614,000       3,584,000       722,000
  2/28/95    Smyrna / S. Cobb                          663,000      1,748,000       2,411,000       467,000
  2/28/95    Downey / Bellflower                       916,000      2,239,000       3,155,000       562,000
  2/28/95    Vallejo / Lincoln                         445,000      1,167,000       1,612,000       326,000
  2/28/95    Lynnwood / 180th St                       516,000      1,358,000       1,874,000       390,000
  2/28/95    Kent / Pacific Hwy                        728,000      1,816,000       2,544,000       471,000
  2/28/95    Kirkland                                1,254,000      3,100,000       4,354,000       762,000
  2/28/95    Federal Way/Pacific                       785,000      2,078,000       2,863,000       589,000
  2/28/95    Tampa / S. Dale                           791,000      2,045,000       2,836,000       548,000
  2/28/95    Burlingame/Adrian Rd                    2,280,000      5,634,000       7,914,000     1,370,000
  2/28/95    Miami / Cloverleaf                        606,000      1,551,000       2,157,000       411,000
  2/28/95    Pinole / San Pablo                        639,000      1,699,000       2,338,000       468,000
  2/28/95    South Gate / Firesto                    1,442,000      3,694,000       5,136,000     1,018,000
  2/28/95    San Jose / Mabury                         892,000      2,154,000       3,046,000       523,000
  2/28/95    La Puente / Valley Blvd                   591,000      1,567,000       2,158,000       451,000
  2/28/95    San Jose / Capitol E                    1,215,000      2,980,000       4,195,000       742,000
  2/28/95    Milwaukie / 40th Street                   579,000      1,475,000       2,054,000       378,000
  2/28/95    Portland / N. Lombard                     812,000      2,074,000       2,886,000       504,000
  2/28/95    Miami / Biscayne                        1,313,000      3,167,000       4,480,000       788,000
  2/28/95    Chicago / Clark Street                    442,000      1,210,000       1,652,000       332,000
  2/28/95    Palatine / Dundee                         698,000      1,776,000       2,474,000       464,000
  2/28/95    Williamsville/Transit                     284,000        787,000       1,071,000       215,000
  2/28/95    Amherst / Sheridan                        484,000      1,263,000       1,747,000       343,000

                                                                                                                Adjustments
                                                                                                                  Resulting
                                                                         Initial Cost                             from the
                                                                    --------------------------      Costs        Acquisition
    Date                                                                          Buildings &     Subsequent     of Minority
  Acquired                Description             Encumbrances        Land       Improvements   to Acquisition    interests
------------ ---------------------------------    ------------      -----------  -------------  --------------- -------------
   3/2/95    Everett / Highway 99                            -         859,000       2,022,000        206,000               -
   3/2/95    Burien / 1St Ave South                          -         763,000       1,783,000        226,000               -
   3/2/95    Kent / South 238th Street                       -         763,000       1,783,000        252,000               -
  3/31/95    Cheverly / Central Ave                          -         911,000       2,164,000        110,000               -
   5/1/95    Sandy / S. State Street                         -       1,043,000       2,442,000      (312,000)               -
   5/3/95    Largo / Ulmerton Roa                            -         263,000         654,000        105,000               -
   5/8/95    Fairfield/Western Street                        -         439,000       1,030,000         54,000               -
   5/8/95    Dallas / W. Mockingbird                         -       1,440,000       3,371,000         98,000               -
   5/8/95    East Point / Lakewood                           -         884,000       2,071,000        272,000               -
  5/25/95    Falls Church / Gallo                            -         350,000         835,000        186,000               -
  6/12/95    Baltimore / Old Waterloo                        -         769,000       1,850,000         76,000               -
  6/12/95    Pleasant Hill / Hookston                        -         766,000       1,848,000         74,000               -
  6/12/95    Mountain View/Old Middlefield                   -       2,095,000       4,913,000         66,000               -
  6/30/95    San Jose / Blossom Hill                         -       1,467,000       3,444,000        141,000               -
  6/30/95    Fairfield / Kings Highway                       -       1,811,000       4,273,000        179,000               -
  6/30/95    Pacoima / Paxton Street                 1,206,000         840,000       1,976,000         80,000               -
  6/30/95    Portland / Prescott                             -         647,000       1,509,000        148,000               -
  6/30/95    St. Petersburg                                  -         352,000         827,000        135,000               -
  6/30/95    Dallas / Audelia Road                           -       1,166,000       2,725,000        693,000               -
  6/30/95    Miami Gardens                                   -         823,000       1,929,000        109,000               -
  6/30/95    Grand Prairie / 19th                            -         566,000       1,329,000        101,000               -
  6/30/95    Joliet / Jefferson Street                       -         501,000       1,181,000        125,000               -
  6/30/95    Bridgeton / Pennridge                           -         283,000         661,000        144,000               -
  6/30/95    Portland / S.E.92nd                             -         638,000       1,497,000        137,000               -
  6/30/95    Houston / S.W. Freeway                          -         537,000       1,254,000        103,000               -
  6/30/95    Milwaukee / Brown                               -         358,000         849,000        106,000               -
  6/30/95    Orlando / W. Oak Ridge                          -         698,000       1,642,000        173,000               -
  6/30/95    Lauderhill / State Road                         -         644,000       1,508,000        112,000               -
  6/30/95    Orange Park /Blanding Blvd                      -         394,000         918,000        149,000               -
  6/30/95    St. Petersburg /Joe'S Creek                     -         704,000       1,642,000        117,000               -
  6/30/95    St. Louis / Page Service Drive                  -         531,000       1,241,000        134,000               -



                                                             Gross Carrying Amount
                                                             At December 31, 2000
    Date                                          --------------------------------------------   Accumulated
  Acquired                Description                Land          Buildings         Total       Depreciation
------------ ---------------------------------    -------------   -----------     ------------  --------------
   3/2/95    Everett / Highway 99                      859,000      2,228,000       3,087,000       620,000
   3/2/95    Burien / 1St Ave South                    763,000      2,009,000       2,772,000       607,000
   3/2/95    Kent / South 238th Street                 763,000      2,035,000       2,798,000       581,000
  3/31/95    Cheverly / Central Ave                    911,000      2,274,000       3,185,000       553,000
   5/1/95    Sandy / S. State Street                 1,077,000      2,096,000       3,173,000       644,000
   5/3/95    Largo / Ulmerton Roa                      263,000        759,000       1,022,000       257,000
   5/8/95    Fairfield/Western Street                  439,000      1,084,000       1,523,000       272,000
   5/8/95    Dallas / W. Mockingbird                 1,440,000      3,469,000       4,909,000       826,000
   5/8/95    East Point / Lakewood                     884,000      2,343,000       3,227,000       604,000
  5/25/95    Falls Church / Gallo                      350,000      1,021,000       1,371,000       324,000
  6/12/95    Baltimore / Old Waterloo                  769,000      1,926,000       2,695,000       459,000
  6/12/95    Pleasant Hill / Hookston                  766,000      1,922,000       2,688,000       472,000
  6/12/95    Mountain View/Old Middlefield           2,095,000      4,979,000       7,074,000     1,149,000
  6/30/95    San Jose / Blossom Hill                 1,467,000      3,585,000       5,052,000       834,000
  6/30/95    Fairfield / Kings Highway               1,811,000      4,452,000       6,263,000     1,073,000
  6/30/95    Pacoima / Paxton Street                   840,000      2,056,000       2,896,000       490,000
  6/30/95    Portland / Prescott                       647,000      1,657,000       2,304,000       406,000
  6/30/95    St. Petersburg                            352,000        962,000       1,314,000       259,000
  6/30/95    Dallas / Audelia Road                   1,166,000      3,418,000       4,584,000       913,000
  6/30/95    Miami Gardens                             823,000      2,038,000       2,861,000       491,000
  6/30/95    Grand Prairie / 19th                      566,000      1,430,000       1,996,000       363,000
  6/30/95    Joliet / Jefferson Street                 501,000      1,306,000       1,807,000       337,000
  6/30/95    Bridgeton / Pennridge                     283,000        805,000       1,088,000       211,000
  6/30/95    Portland / S.E.92nd                       638,000      1,634,000       2,272,000       407,000
  6/30/95    Houston / S.W. Freeway                    537,000      1,357,000       1,894,000       336,000
  6/30/95    Milwaukee / Brown                         358,000        955,000       1,313,000       258,000
  6/30/95    Orlando / W. Oak Ridge                    698,000      1,815,000       2,513,000       460,000
  6/30/95    Lauderhill / State Road                   644,000      1,620,000       2,264,000       395,000
  6/30/95    Orange Park /Blanding Blvd                394,000      1,067,000       1,461,000       270,000
  6/30/95    St. Petersburg /Joe'S Creek               704,000      1,759,000       2,463,000       428,000
  6/30/95    St. Louis / Page Service Drive            531,000      1,375,000       1,906,000       340,000

                                                                                                                Adjustments
                                                                                                                  Resulting
                                                                         Initial Cost                             from the
                                                                    --------------------------      Costs        Acquisition
    Date                                                                          Buildings &     Subsequent     of Minority
  Acquired                Description             Encumbrances        Land       Improvements   to Acquisition    interests
------------ ---------------------------------    ------------      -----------  -------------  --------------- -------------
  6/30/95    Independence /E. 42nd                           -         438,000       1,023,000        124,000               -
  6/30/95    Cherry Hill / Dobbs Lane                        -         716,000       1,676,000         70,000               -
  6/30/95    Edgewater Park / Route 130                      -         683,000       1,593,000         59,000               -
  6/30/95    Beaverton / S.W. 110                            -         572,000       1,342,000        119,000               -
  6/30/95    Markham / W. 159Th Place                        -         230,000         539,000         91,000               -
  6/30/95    Houston / N.W. Freeway                          -         447,000       1,066,000        109,000               -
  6/30/95    Portland / Gantenbein                           -         537,000       1,262,000        107,000               -
  6/30/95    Upper Chichester/Market St.                     -         569,000       1,329,000         85,000               -
  6/30/95    Fort Worth / Hwy 80                             -         379,000         891,000        105,000               -
  6/30/95    Greenfield/ S. 108th                            -         728,000       1,707,000        148,000               -
  6/30/95    Altamonte Springs                               -         566,000       1,326,000         90,000               -
  6/30/95    East Hazel Crest / Halsted                      -         483,000       1,127,000        136,000               -
  6/30/95    Seattle / Delridge Way                          -         760,000       1,779,000        129,000               -
  6/30/95    Elmhurst / Lake Frontage Rd                     -         748,000       1,758,000        118,000               -
  6/30/95    Los Angeles / Beverly Blvd                      -         787,000       1,886,000        267,000               -
  6/30/95    Lawrenceville / Brunswick                       -         841,000       1,961,000         79,000               -
  6/30/95    Richmond / Carlson                              -         865,000       2,025,000        171,000               -
  6/30/95    Liverpool / Oswego Road                         -         545,000       1,279,000        154,000               -
  6/30/95    Rochester / East Ave                            -         578,000       1,375,000        109,000               -
  6/30/95    Pasadena / E. Beltway                           -         757,000       1,767,000        100,000               -
  7/13/95    Tarzana / Burbank Blvd                          -       2,895,000       6,823,000        345,000               -
  7/31/95    Orlando / Lakehurst                       981,000         450,000       1,063,000        114,000               -
  7/31/95    Livermore / Portola                     1,317,000         921,000       2,157,000        147,000               -
  7/31/95    San Jose / Tully                        1,633,000         912,000       2,137,000        205,000               -
  7/31/95    Mission Bay                             4,052,000       1,617,000       3,785,000        348,000               -
  7/31/95    Las Vegas / Decatur                             -       1,147,000       2,697,000        190,000               -
  7/31/95    Pleasanton / Stanley                            -       1,624,000       3,811,000        148,000               -
  7/31/95    Castro Valley / Grove                           -         757,000       1,772,000         68,000               -
  7/31/95    Honolulu / Kaneohe                              -       1,215,000       2,846,000      1,996,000               -
  7/31/95    Chicago / Wabash Ave                            -         645,000       1,535,000        505,000               -
  7/31/95    Springfield / Parker                            -         765,000       1,834,000         95,000               -



                                                            Gross Carrying Amount
                                                            At December 31, 2000
    Date                                          -------------------------------------------   Accumulated
  Acquired                Description               Land          Buildings         Total       Depreciation
------------ ---------------------------------    ------------   -----------     ------------  --------------
  6/30/95    Independence /E. 42nd                    438,000      1,147,000       1,585,000       305,000
  6/30/95    Cherry Hill / Dobbs Lane                 716,000      1,746,000       2,462,000       399,000
  6/30/95    Edgewater Park / Route 130               683,000      1,652,000       2,335,000       384,000
  6/30/95    Beaverton / S.W. 110                     572,000      1,461,000       2,033,000       347,000
  6/30/95    Markham / W. 159Th Place                 230,000        630,000         860,000       175,000
  6/30/95    Houston / N.W. Freeway                   447,000      1,175,000       1,622,000       324,000
  6/30/95    Portland / Gantenbein                    537,000      1,369,000       1,906,000       330,000
  6/30/95    Upper Chichester/Market St.              569,000      1,414,000       1,983,000       337,000
  6/30/95    Fort Worth / Hwy 80                      379,000        996,000       1,375,000       255,000
  6/30/95    Greenfield/ S. 108th                     728,000      1,855,000       2,583,000       455,000
  6/30/95    Altamonte Springs                        566,000      1,416,000       1,982,000       338,000
  6/30/95    East Hazel Crest / Halsted               483,000      1,263,000       1,746,000       317,000
  6/30/95    Seattle / Delridge Way                   760,000      1,908,000       2,668,000       467,000
  6/30/95    Elmhurst / Lake Frontage Rd              748,000      1,876,000       2,624,000       448,000
  6/30/95    Los Angeles / Beverly Blvd               787,000      2,153,000       2,940,000       592,000
  6/30/95    Lawrenceville / Brunswick                841,000      2,040,000       2,881,000       478,000
  6/30/95    Richmond / Carlson                       865,000      2,196,000       3,061,000       534,000
  6/30/95    Liverpool / Oswego Road                  545,000      1,433,000       1,978,000       344,000
  6/30/95    Rochester / East Ave                     578,000      1,484,000       2,062,000       368,000
  6/30/95    Pasadena / E. Beltway                    757,000      1,867,000       2,624,000       441,000
  7/13/95    Tarzana / Burbank Blvd                 2,895,000      7,168,000      10,063,000     1,783,000
  7/31/95    Orlando / Lakehurst                      450,000      1,177,000       1,627,000       280,000
  7/31/95    Livermore / Portola                      921,000      2,304,000       3,225,000       551,000
  7/31/95    San Jose / Tully                         912,000      2,342,000       3,254,000       554,000
  7/31/95    Mission Bay                            1,617,000      4,133,000       5,750,000     1,078,000
  7/31/95    Las Vegas / Decatur                    1,147,000      2,887,000       4,034,000       682,000
  7/31/95    Pleasanton / Stanley                   1,624,000      3,959,000       5,583,000       906,000
  7/31/95    Castro Valley / Grove                    757,000      1,840,000       2,597,000       424,000
  7/31/95    Honolulu / Kaneohe                     2,133,000      3,924,000       6,057,000       761,000
  7/31/95    Chicago / Wabash Ave                     645,000      2,040,000       2,685,000       577,000
  7/31/95    Springfield / Parker                     765,000      1,929,000       2,694,000       466,000

                                                                                                                Adjustments
                                                                                                                  Resulting
                                                                         Initial Cost                             from the
                                                                    --------------------------      Costs        Acquisition
    Date                                                                          Buildings &     Subsequent     of Minority
  Acquired                Description             Encumbrances        Land       Improvements   to Acquisition    interests
------------ ---------------------------------    ------------      -----------  -------------  --------------- -------------
  7/31/95    Huntington Bch/Gotham                           -         765,000       1,808,000        149,000               -
  7/31/95    Tucker / Lawrenceville                          -         630,000       1,480,000        154,000               -
  7/31/95    Marietta / Canton Road                          -         600,000       1,423,000        175,000               -
  7/31/95    Wheeling / Hintz                                -         450,000       1,054,000         93,000               -
   8/1/95    Gresham / Division                              -         607,000       1,428,000         80,000               -
   8/1/95    Tucker / Lawrenceville                          -         600,000       1,405,000        231,000               -
   8/1/95    Decatur / Covington                             -         720,000       1,694,000        166,000               -
  8/11/95    Studio City/Ventura                             -       1,285,000       3,015,000         77,000               -
  8/12/95    Smyrna / Hargrove Road                          -       1,020,000       3,038,000        293,000               -
   9/1/95    Hayward / Mission Blvd                          -       1,020,000       2,383,000        104,000               -
   9/1/95    Park City / Belvider                            -         600,000       1,405,000         71,000               -
   9/1/95    New Castle/Dupont Parkway                       -         990,000       2,369,000         91,000               -
   9/1/95    Las Vegas / Rainbow                             -       1,050,000       2,459,000         87,000               -
   9/1/95    Mountain View / Reng                            -         945,000       2,216,000         88,000               -
   9/1/95    Venice / Cadillac                               -         930,000       2,182,000        161,000               -
   9/1/95    Simi Valley /Los Angeles                        -       1,590,000       3,724,000        140,000               -
   9/1/95    Spring Valley/Foreman                           -       1,095,000       2,572,000        104,000               -
   9/6/95    Darien / Frontage Road                          -         975,000       2,321,000         74,000               -
  9/30/95    Whittier                                        -         215,000         384,000         40,000         688,000
  9/30/95    Van Nuys/Balboa                                 -         295,000         657,000         78,000       1,192,000
  9/30/95    Huntington Beach                                -         176,000         321,000        120,000         725,000
  9/30/95    Monterey Park                             179,000         124,000         346,000         80,000         785,000
  9/30/95    Downey                                          -         191,000         317,000         99,000         817,000
  9/30/95    Del Amo                                         -         474,000         742,000         90,000         975,000
  9/30/95    Carson                                          -         375,000         735,000         78,000         445,000
  9/30/95    Van Nuys/Balboa Blvd                            -       1,920,000       4,504,000        271,000               -
  10/31/95   San Lorenzo /Hesperian                          -       1,590,000       3,716,000        173,000               -
  10/31/95   Chicago / W. 47th Street                        -         300,000         708,000        111,000               -
  10/31/95   Los Angeles / Eastern                           -         455,000       1,070,000        118,000               -
  11/15/95   Costa Mesa - B                                  -         522,000       1,218,000         55,000               -
  11/15/95   Plano / E. 14th                                 -         705,000       1,646,000         52,000               -



                                                             Gross Carrying Amount
                                                             At December 31, 2000
    Date                                          --------------------------------------------   Accumulated
  Acquired                Description                Land          Buildings         Total       Depreciation
------------ ---------------------------------    -------------   -----------     ------------  --------------
  7/31/95    Huntington Bch/Gotham                     765,000      1,957,000       2,722,000       485,000
  7/31/95    Tucker / Lawrenceville                    630,000      1,634,000       2,264,000       419,000
  7/31/95    Marietta / Canton Road                    600,000      1,598,000       2,198,000       399,000
  7/31/95    Wheeling / Hintz                          450,000      1,147,000       1,597,000       283,000
   8/1/95    Gresham / Division                        607,000      1,508,000       2,115,000       358,000
   8/1/95    Tucker / Lawrenceville                    600,000      1,636,000       2,236,000       407,000
   8/1/95    Decatur / Covington                       720,000      1,860,000       2,580,000       463,000
  8/11/95    Studio City/Ventura                     1,285,000      3,092,000       4,377,000       716,000
  8/12/95    Smyrna / Hargrove Road                  1,020,000      3,331,000       4,351,000       730,000
   9/1/95    Hayward / Mission Blvd                  1,020,000      2,487,000       3,507,000       562,000
   9/1/95    Park City / Belvider                      600,000      1,476,000       2,076,000       339,000
   9/1/95    New Castle/Dupont Parkway                 990,000      2,460,000       3,450,000       557,000
   9/1/95    Las Vegas / Rainbow                     1,050,000      2,546,000       3,596,000       584,000
   9/1/95    Mountain View / Reng                      945,000      2,304,000       3,249,000       524,000
   9/1/95    Venice / Cadillac                         930,000      2,343,000       3,273,000       567,000
   9/1/95    Simi Valley /Los Angeles                1,590,000      3,864,000       5,454,000       891,000
   9/1/95    Spring Valley/Foreman                   1,095,000      2,676,000       3,771,000       603,000
   9/6/95    Darien / Frontage Road                    975,000      2,395,000       3,370,000       581,000
  9/30/95    Whittier                                  215,000      1,112,000       1,327,000       318,000
  9/30/95    Van Nuys/Balboa                           295,000      1,927,000       2,222,000       516,000
  9/30/95    Huntington Beach                          176,000      1,166,000       1,342,000       304,000
  9/30/95    Monterey Park                             124,000      1,211,000       1,335,000       342,000
  9/30/95    Downey                                    191,000      1,233,000       1,424,000       319,000
  9/30/95    Del Amo                                   474,000      1,807,000       2,281,000       600,000
  9/30/95    Carson                                    375,000      1,258,000       1,633,000       264,000
  9/30/95    Van Nuys/Balboa Blvd                    1,920,000      4,775,000       6,695,000       881,000
  10/31/95   San Lorenzo /Hesperian                  1,590,000      3,889,000       5,479,000       635,000
  10/31/95   Chicago / W. 47th Street                  300,000        819,000       1,119,000       166,000
  10/31/95   Los Angeles / Eastern                     455,000      1,188,000       1,643,000       227,000
  11/15/95   Costa Mesa - B                            522,000      1,273,000       1,795,000       267,000
  11/15/95   Plano / E. 14th                           705,000      1,698,000       2,403,000       346,000

                                                                                                                Adjustments
                                                                                                                  Resulting
                                                                         Initial Cost                             from the
                                                                    --------------------------      Costs        Acquisition
    Date                                                                          Buildings &     Subsequent     of Minority
  Acquired                Description             Encumbrances        Land       Improvements   to Acquisition    interests
------------ ---------------------------------    ------------      -----------  -------------  --------------- -------------
  11/15/95   Citrus Heights/Sunrise                          -         520,000       1,213,000        108,000               -
  11/15/95   Modesto/Briggsmore Ave                          -         470,000       1,097,000         77,000               -
  11/15/95   So San Francisco/Spruce                         -       1,905,000       4,444,000        260,000               -
  11/15/95   Pacheco/Buchanan Circle                         -       1,681,000       3,951,000        126,000               -
  11/16/95   Palm Beach Gardens                              -         657,000       1,540,000         90,000               -
  11/16/95   Delray Beach                                    -         600,000       1,407,000        136,000               -
   1/1/96    Bensenville/York R                              -         667,000       1,602,000         69,000         895,000
   1/1/96    Louisville/Preston                              -         211,000       1,060,000         49,000         594,000
   1/1/96    San Jose/Aborn Road                             -         615,000       1,342,000         77,000         759,000
   1/1/96    Englewood/Federal                               -         481,000       1,395,000         57,000         777,000
   1/1/96    W. Hollywood/Santa Monica                       -       3,415,000       4,577,000        188,000       2,552,000
   1/1/96    Orland Hills/W. 159th                           -         917,000       2,392,000        115,000       1,342,000
   1/1/96    Merrionette Park/S                              -         818,000       2,020,000         76,000       1,122,000
   1/1/96    Denver/S Quebec                                 -       1,849,000       1,941,000         86,000       1,086,000
   1/1/96    Tigard/S.W. Pacific                             -         633,000       1,206,000        112,000         705,000
   1/1/96    Coram/Middle Count                              -         507,000       1,421,000         58,000         792,000
   1/1/96    Houston/FM 1960                                 -         635,000       1,294,000        168,000         783,000
   1/1/96    Kent/Military Trail                             -         409,000       1,670,000        115,000         956,000
   1/1/96    Turnersville/Black H                            -         165,000       1,360,000         56,000         758,000
   1/1/96    Sewell/Rts. 553                                 -         323,000       1,138,000         89,000         658,000
   1/1/96    Maple Shade/Fellowship                          -         331,000       1,421,000         80,000         803,000
   1/1/96    Hyattsville/Kenilworth                          -         509,000       1,757,000        109,000       1,000,000
   1/1/96    Waterbury/Captain Ne                            -         434,000       2,089,000         81,000       1,162,000
   1/1/96    Bedford Hts/Miles                               -         835,000       1,577,000        157,000         929,000
   1/1/96    Livonia/Newburgh                                -         635,000       1,407,000         56,000         783,000
   1/1/96    Sunland/Sunland Blvd.                           -         631,000       1,965,000         71,000       1,090,000
   1/1/96    Des Moines                                      -         448,000       1,350,000         86,000         768,000
   1/1/96    Oxonhill/Indianhead                             -         772,000       2,017,000        113,000       1,141,000
   1/1/96    Sacramento/N. 16th                              -         582,000       2,610,000        129,000       1,466,000
   1/1/96    Houston/Westheimer                              -       1,508,000       2,274,000        162,000       1,304,000
   1/1/96    San Pablo/San Pablo                             -         565,000       1,232,000         99,000         713,000



                                                             Gross Carrying Amount
                                                             At December 31, 2000
    Date                                          --------------------------------------------   Accumulated
  Acquired                Description                Land          Buildings         Total       Depreciation
------------ ---------------------------------    -------------   -----------     ------------  --------------
  11/15/95   Citrus Heights/Sunrise                    520,000      1,321,000       1,841,000       301,000
  11/15/95   Modesto/Briggsmore Ave                    470,000      1,174,000       1,644,000       260,000
  11/15/95   So San Francisco/Spruce                 1,905,000      4,704,000       6,609,000       957,000
  11/15/95   Pacheco/Buchanan Circle                 1,681,000      4,077,000       5,758,000       836,000
  11/16/95   Palm Beach Gardens                        657,000      1,630,000       2,287,000       392,000
  11/16/95   Delray Beach                              600,000      1,543,000       2,143,000       378,000
   1/1/96    Bensenville/York R                        667,000      2,566,000       3,233,000       453,000
   1/1/96    Louisville/Preston                        211,000      1,703,000       1,914,000       293,000
   1/1/96    San Jose/Aborn Road                       615,000      2,178,000       2,793,000       373,000
   1/1/96    Englewood/Federal                         481,000      2,229,000       2,710,000       405,000
   1/1/96    W. Hollywood/Santa Monica               3,415,000      7,317,000      10,732,000     1,215,000
   1/1/96    Orland Hills/W. 159th                     917,000      3,849,000       4,766,000       677,000
   1/1/96    Merrionette Park/S                        818,000      3,218,000       4,036,000       545,000
   1/1/96    Denver/S Quebec                         1,849,000      3,113,000       4,962,000       530,000
   1/1/96    Tigard/S.W. Pacific                       633,000      2,023,000       2,656,000       331,000
   1/1/96    Coram/Middle Count                        507,000      2,271,000       2,778,000       369,000
   1/1/96    Houston/FM 1960                           635,000      2,245,000       2,880,000       391,000
   1/1/96    Kent/Military Trail                       409,000      2,741,000       3,150,000       441,000
   1/1/96    Turnersville/Black H                      165,000      2,174,000       2,339,000       361,000
   1/1/96    Sewell/Rts. 553                           323,000      1,885,000       2,208,000       315,000
   1/1/96    Maple Shade/Fellowship                    331,000      2,304,000       2,635,000       362,000
   1/1/96    Hyattsville/Kenilworth                    509,000      2,866,000       3,375,000       443,000
   1/1/96    Waterbury/Captain Ne                      434,000      3,332,000       3,766,000       463,000
   1/1/96    Bedford Hts/Miles                         835,000      2,663,000       3,498,000       422,000
   1/1/96    Livonia/Newburgh                          635,000      2,246,000       2,881,000       362,000
   1/1/96    Sunland/Sunland Blvd.                     631,000      3,126,000       3,757,000       466,000
   1/1/96    Des Moines                                448,000      2,204,000       2,652,000       365,000
   1/1/96    Oxonhill/Indianhead                       772,000      3,271,000       4,043,000       500,000
   1/1/96    Sacramento/N. 16th                        582,000      4,205,000       4,787,000       558,000
   1/1/96    Houston/Westheimer                      1,508,000      3,740,000       5,248,000       601,000
   1/1/96    San Pablo/San Pablo                       565,000      2,044,000       2,609,000       318,000

                                                                                                                Adjustments
                                                                                                                  Resulting
                                                                         Initial Cost                             from the
                                                                    --------------------------      Costs        Acquisition
    Date                                                                          Buildings &     Subsequent     of Minority
  Acquired                Description             Encumbrances        Land       Improvements   to Acquisition    interests
------------ ---------------------------------    ------------      -----------  -------------  --------------- -------------
   1/1/96    Bowie/Woodcliff                                 -         718,000       2,336,000         77,000       1,292,000
   1/1/96    Milwaukee/S. 84th                               -         444,000       1,868,000        170,000       1,091,000
   1/1/96    Clinton/Malcolm Road                            -         593,000       2,123,000         94,000       1,187,000
   1/3/96    San Gabriel                                     -       1,005,000       2,345,000        198,000               -
   1/5/96    San Francisco, Second St.                       -       2,880,000       6,814,000        161,000               -
  1/12/96    San Antonio, TX                                 -         912,000       2,170,000         58,000               -
  2/29/96    Naples, FL/Old US 41                            -         849,000       2,016,000         99,000               -
  2/29/96    Lake Worth, FL/S. Military Tr.                  -       1,782,000       4,723,000        120,000               -
  2/29/96    Brandon, FL/W Brandon Blvd.                     -       1,928,000       4,523,000        847,000               -
  2/29/96    Coral Springs FL/W Sample Rd.                   -       3,480,000       8,148,000        132,000               -
  2/29/96    Delray Beach FL/S Military Tr                   -         941,000       2,222,000        145,000               -
  2/29/96    Jupiter FL/Military Trail                       -       2,280,000       5,347,000        108,000               -
  2/29/96    Lakeworth FL/Lake Worth Rd                      -         737,000       1,742,000        119,000               -
  2/29/96    New Port Richey FL/State rd 54                  -         857,000       2,025,000        107,000               -
  2/29/96    Pompano Beach FL/ W Copans                      -       1,601,000       3,756,000        170,000               -
  2/29/96    Sanford FL/S Orlando Dr                         -         734,000       1,749,000      1,817,000               -
   3/8/96    Atlanta/Roswell                                 -         898,000       3,649,000         73,000               -
  3/31/96    Oakland, CA                                     -       1,065,000       2,764,000        183,000               -
  3/31/96    Saratoga, CA                                    -       2,339,000       6,081,000        104,000               -
  3/31/96    Randallstown, MD                                -       1,359,000       3,527,000        147,000               -
  3/31/96    Plano, TX                                       -         650,000       1,682,000        102,000               -
  3/31/96    Houston, TX                                     -         543,000       1,402,000         83,000               -
  3/31/96    Irvine, CA                                      -       1,920,000       4,975,000        378,000               -
  3/31/96    Milwaukee, WI                                   -         542,000       1,402,000         92,000               -
  3/31/96    Carrollton, TX                                  -         578,000       1,495,000         79,000               -
  3/31/96    Torrance, CA                                    -       1,415,000       3,675,000         94,000               -
  3/31/96    Jacksonville, FL                                -         713,000       1,845,000        112,000               -
  3/31/96    Dallas, TX                                      -         315,000         810,000         71,000               -
  3/31/96    Houston, TX                                     -         669,000       1,724,000        269,000               -
  3/31/96    Baltimore, MD                                   -         842,000       2,180,000         91,000               -
  3/31/96    New Haven, CT                                   -         740,000       1,907,000      (280,000)               -



                                                             Gross Carrying Amount
                                                             At December 31, 2000
    Date                                          --------------------------------------------   Accumulated
  Acquired                Description                Land          Buildings         Total       Depreciation
------------ ---------------------------------    -------------   -----------     ------------  --------------
   1/1/96    Bowie/Woodcliff                           718,000      3,705,000       4,423,000       522,000
   1/1/96    Milwaukee/S. 84th                         444,000      3,129,000       3,573,000       448,000
   1/1/96    Clinton/Malcolm Road                      593,000      3,404,000       3,997,000       466,000
   1/3/96    San Gabriel                             1,005,000      2,543,000       3,548,000       596,000
   1/5/96    San Francisco, Second St.               2,880,000      6,975,000       9,855,000     1,424,000
  1/12/96    San Antonio, TX                           912,000      2,228,000       3,140,000       475,000
  2/29/96    Naples, FL/Old US 41                      849,000      2,115,000       2,964,000       438,000
  2/29/96    Lake Worth, FL/S. Military Tr.          1,782,000      4,843,000       6,625,000       981,000
  2/29/96    Brandon, FL/W Brandon Blvd.             1,928,000      5,370,000       7,298,000     1,390,000
  2/29/96    Coral Springs FL/W Sample Rd.           3,480,000      8,280,000      11,760,000     1,652,000
  2/29/96    Delray Beach FL/S Military Tr             941,000      2,367,000       3,308,000       533,000
  2/29/96    Jupiter FL/Military Trail               2,280,000      5,455,000       7,735,000     1,075,000
  2/29/96    Lakeworth FL/Lake Worth Rd                737,000      1,861,000       2,598,000       416,000
  2/29/96    New Port Richey FL/State rd 54            857,000      2,132,000       2,989,000       459,000
  2/29/96    Pompano Beach FL/ W Copans              1,601,000      3,926,000       5,527,000       822,000
  2/29/96    Sanford FL/S Orlando Dr                   975,000      3,325,000       4,300,000       659,000
   3/8/96    Atlanta/Roswell                           898,000      3,722,000       4,620,000       736,000
  3/31/96    Oakland, CA                             1,065,000      2,947,000       4,012,000       611,000
  3/31/96    Saratoga, CA                            2,339,000      6,185,000       8,524,000     1,199,000
  3/31/96    Randallstown, MD                        1,359,000      3,674,000       5,033,000       735,000
  3/31/96    Plano, TX                                 650,000      1,784,000       2,434,000       376,000
  3/31/96    Houston, TX                               543,000      1,485,000       2,028,000       308,000
  3/31/96    Irvine, CA                              1,920,000      5,353,000       7,273,000     1,078,000
  3/31/96    Milwaukee, WI                             542,000      1,494,000       2,036,000       307,000
  3/31/96    Carrollton, TX                            578,000      1,574,000       2,152,000       321,000
  3/31/96    Torrance, CA                            1,415,000      3,769,000       5,184,000       758,000
  3/31/96    Jacksonville, FL                          713,000      1,957,000       2,670,000       404,000
  3/31/96    Dallas, TX                                315,000        881,000       1,196,000       196,000
  3/31/96    Houston, TX                               669,000      1,993,000       2,662,000       461,000
  3/31/96    Baltimore, MD                             842,000      2,271,000       3,113,000       455,000
  3/31/96    New Haven, CT                             668,000      1,699,000       2,367,000       350,000

                                                                                                                Adjustments
                                                                                                                  Resulting
                                                                         Initial Cost                             from the
                                                                    --------------------------      Costs        Acquisition
    Date                                                                          Buildings &     Subsequent     of Minority
  Acquired                Description             Encumbrances        Land       Improvements   to Acquisition    interests
------------ ---------------------------------    ------------      -----------  -------------  --------------- -------------
   4/1/96    Chicago/Pulaski                                 -         764,000       1,869,000        118,000               -
   4/1/96    Las Vegas/Desert Inn                            -       1,115,000       2,729,000         92,000               -
   4/1/96    Torrance/Crenshaw                               -         916,000       2,243,000         63,000               -
   4/1/96    Weymouth, WA state                              -         485,000       1,187,000         94,000               -
   4/1/96    St. Louis/Barrett Station Road                  -         630,000       1,542,000         94,000               -
   4/1/96    Rockville/Randolph                              -       1,153,000       2,823,000         92,000               -
   4/1/96    Simi Valley/East Street                         -         970,000       2,374,000         51,000               -
   4/1/96    Houston/Westheimer                              -       1,390,000       3,402,000        870,000               -
   4/3/96    Naples, FL                                      -       1,187,000       2,809,000        182,000               -
  6/26/96    Boca Raton FL                                   -       3,180,000       7,468,000        687,000               -
  6/28/96    Venice FL                                       -         669,000       1,575,000        111,000               -
  6/30/96    Las Vegas, NV                                   -         921,000       2,155,000        112,000               -
  6/30/96    Bedford Park, IL                                -         606,000       1,419,000        126,000               -
  6/30/96    Los Angeles, CA                                 -         692,000       1,616,000         81,000               -
  6/30/96    Silver Spring, MD                               -       1,513,000       3,535,000        160,000               -
  6/30/96    Newark, CA                                      -       1,051,000       2,458,000         72,000               -
  6/30/96    Brooklyn, NY                                    -         783,000       1,830,000        301,000               -
   7/2/96    Glen Burnie/Furnace Br Rd                       -       1,755,000       4,150,000         94,000               -
  7/22/96    Lakewood/W Hampton                              -         717,000       2,092,000         52,000               -
  8/13/96    Norcross/Holcomb Bridge Rd                      -         955,000       3,117,000         80,000               -
   9/5/96    Spring Valley/S Pascack rd                      -       1,260,000       2,966,000        188,000               -
  9/16/96    Dallas/Royal Lane                               -       1,008,000       2,426,000        109,000               -
  9/16/96    Colorado Springs/Tomah Drive                    -         731,000       1,759,000         81,000               -
  9/16/96    Lewisville/S. Stemmons                          -         603,000       1,451,000        102,000               -
  9/16/96    Las Vegas/Boulder Hwy.                          -         947,000       2,279,000        100,000               -
  9/16/96    Sarasota/S. Tamiami Trail                       -         584,000       1,407,000         77,000               -
  9/16/96    Willow Grove/Maryland Road                      -         673,000       1,620,000         55,000               -
  9/16/96    Houston/W. Montgomery Rd.                       -         524,000       1,261,000        109,000               -
  9/16/96    Denver/W. Hampden                               -       1,084,000       2,609,000         70,000               -
  9/16/96    Littleton/Southpark Way                         -         922,000       2,221,000        158,000               -
  9/16/96    Petaluma/Baywood Drive                          -         861,000       2,074,000        100,000               -



                                                            Gross Carrying Amount
                                                            At December 31, 2000
    Date                                          -------------------------------------------   Accumulated
  Acquired                Description               Land          Buildings         Total       Depreciation
------------ ---------------------------------    ------------   -----------     ------------  --------------
   4/1/96    Chicago/Pulaski                          764,000      1,987,000       2,751,000       337,000
   4/1/96    Las Vegas/Desert Inn                   1,115,000      2,821,000       3,936,000       503,000
   4/1/96    Torrance/Crenshaw                        916,000      2,306,000       3,222,000       378,000
   4/1/96    Weymouth, WA state                       485,000      1,281,000       1,766,000       156,000
   4/1/96    St. Louis/Barrett Station Road           630,000      1,636,000       2,266,000       254,000
   4/1/96    Rockville/Randolph                     1,153,000      2,915,000       4,068,000       465,000
   4/1/96    Simi Valley/East Street                  970,000      2,425,000       3,395,000       396,000
   4/1/96    Houston/Westheimer                     1,390,000      4,272,000       5,662,000     1,016,000
   4/3/96    Naples, FL                             1,187,000      2,991,000       4,178,000       634,000
  6/26/96    Boca Raton FL                          3,180,000      8,155,000      11,335,000     1,565,000
  6/28/96    Venice FL                                669,000      1,686,000       2,355,000       361,000
  6/30/96    Las Vegas, NV                            921,000      2,267,000       3,188,000       461,000
  6/30/96    Bedford Park, IL                         606,000      1,545,000       2,151,000       330,000
  6/30/96    Los Angeles, CA                          692,000      1,697,000       2,389,000       332,000
  6/30/96    Silver Spring, MD                      1,513,000      3,695,000       5,208,000       709,000
  6/30/96    Newark, CA                             1,051,000      2,530,000       3,581,000       476,000
  6/30/96    Brooklyn, NY                             783,000      2,131,000       2,914,000       445,000
   7/2/96    Glen Burnie/Furnace Br Rd              1,755,000      4,244,000       5,999,000       795,000
  7/22/96    Lakewood/W Hampton                       716,000      2,145,000       2,861,000       398,000
  8/13/96    Norcross/Holcomb Bridge Rd               955,000      3,197,000       4,152,000       575,000
   9/5/96    Spring Valley/S Pascack rd             1,260,000      3,154,000       4,414,000       619,000
  9/16/96    Dallas/Royal Lane                      1,008,000      2,535,000       3,543,000       455,000
  9/16/96    Colorado Springs/Tomah Drive             731,000      1,840,000       2,571,000       334,000
  9/16/96    Lewisville/S. Stemmons                   603,000      1,553,000       2,156,000       287,000
  9/16/96    Las Vegas/Boulder Hwy.                   947,000      2,379,000       3,326,000       427,000
  9/16/96    Sarasota/S. Tamiami Trail                584,000      1,484,000       2,068,000       272,000
  9/16/96    Willow Grove/Maryland Road               673,000      1,675,000       2,348,000       299,000
  9/16/96    Houston/W. Montgomery Rd.                524,000      1,370,000       1,894,000       257,000
  9/16/96    Denver/W. Hampden                      1,084,000      2,679,000       3,763,000       471,000
  9/16/96    Littleton/Southpark Way                  922,000      2,379,000       3,301,000       405,000
  9/16/96    Petaluma/Baywood Drive                   861,000      2,174,000       3,035,000       380,000

                                                                                                                Adjustments
                                                                                                                  Resulting
                                                                         Initial Cost                             from the
                                                                    --------------------------      Costs        Acquisition
    Date                                                                          Buildings &     Subsequent     of Minority
  Acquired                Description             Encumbrances        Land       Improvements   to Acquisition    interests
------------ ---------------------------------    ------------      -----------  -------------  --------------- -------------
  9/16/96    Canoga Park/Sherman Way                         -       1,543,000       3,716,000         88,000               -
  9/16/96    Jacksonville/South Lane Ave.                    -         554,000       1,334,000        120,000               -
  9/16/96    Newport News/Warwick Blvd.                      -         575,000       1,385,000         87,000               -
  9/16/96    Greenbrook/Route 22                             -       1,227,000       2,954,000        117,000               -
  9/16/96    Monsey/Route 59                                 -       1,068,000       2,572,000         69,000               -
  9/16/96    Santa Rosa/Santa Rosa Ave.                      -         575,000       1,385,000         58,000               -
  9/16/96    Fort Worth/Brentwood Stair                      -         823,000       2,016,000        103,000               -
  9/16/96    Glendale/San Fernando Road                      -       2,500,000       6,124,000         67,000               -
  9/16/96    Houston/Harwin                                  -         549,000       1,344,000         93,000               -
  9/16/96    Irvine/Cowan Street                             -       1,890,000       4,631,000        117,000               -
  9/16/96    Fairfield/Dixie Highway                         -         427,000       1,046,000         41,000               -
  9/16/96    Mesa/Country Club Drive                         -         701,000       1,718,000         86,000               -
  9/16/96    San Francisco/Geary Blvd.                       -       2,957,000       7,244,000        128,000               -
  9/16/96    Houston/Gulf Freeway                            -         701,000       1,718,000         96,000               -
  9/16/96    Las Vegas/S. Decatur Blvd.                      -       1,037,000       2,539,000         81,000               -
  9/16/96    Tempe/McKellips Road                            -         823,000       1,972,000        157,000               -
  9/16/96    Richland Hills/Airport Fwy.                     -         473,000       1,158,000        116,000               -
  10/11/96   Virginia Beach/Southern Blvd                    -         282,000         610,000        182,000               -
  10/11/96   Chesapeake/Military Hwy                         -         912,000       1,974,000        272,000               -
  10/11/96   Hampton/Pembroke Road                           -       1,080,000       2,346,000      (288,000)               -
  10/11/96   Norfolk/Widgeon Road                            -       1,110,000       2,405,000      (386,000)               -
  10/11/96   Richmond/Bloom Lane                             -       1,188,000       2,512,000      (248,000)               -
  10/11/96   Richmond/Midlothian Park                        -         762,000       1,588,000        352,000               -
  10/11/96   Roanoke/Peters Creek Road                       -         819,000       1,776,000        185,000               -
  10/11/96   Orlando/E Oakridge Rd                           -         927,000       2,020,000        142,000               -
  10/11/96   Orlando/South Hwy 17-92                         -       1,170,000       2,549,000        149,000               -
  10/25/96   Austin/Renelli                                  -       1,710,000       3,990,000        151,000               -
  10/25/96   Austin/Santiago                                 -         900,000       2,100,000        127,000               -
  10/25/96   Dallas/East N.W. Highway                        -         698,000       1,628,000        107,000               -
  10/25/96   Dallas/Denton Drive                             -         900,000       2,100,000        114,000               -
  10/25/96   Houston/Hempstead                               -         518,000       1,207,000        157,000               -
  10/25/96   Pasadena/So. Shaver                             -         420,000         980,000         94,000               -
  10/31/96   Houston/Joel Wheaton Rd                         -         465,000       1,085,000        135,000               -

                                                             Gross Carrying Amount
                                                             At December 31, 2000
    Date                                          --------------------------------------------   Accumulated
  Acquired                Description                Land          Buildings         Total       Depreciation
------------ ---------------------------------    -------------   -----------     ------------  --------------
  9/16/96    Canoga Park/Sherman Way                 1,543,000      3,804,000       5,347,000       658,000
  9/16/96    Jacksonville/South Lane Ave.              554,000      1,454,000       2,008,000       288,000
  9/16/96    Newport News/Warwick Blvd.                575,000      1,472,000       2,047,000       270,000
  9/16/96    Greenbrook/Route 22                     1,227,000      3,071,000       4,298,000       544,000
  9/16/96    Monsey/Route 59                         1,068,000      2,641,000       3,709,000       456,000
  9/16/96    Santa Rosa/Santa Rosa Ave.                575,000      1,443,000       2,018,000       252,000
  9/16/96    Fort Worth/Brentwood Stair                823,000      2,119,000       2,942,000       390,000
  9/16/96    Glendale/San Fernando Road              2,500,000      6,191,000       8,691,000     1,051,000
  9/16/96    Houston/Harwin                            549,000      1,437,000       1,986,000       273,000
  9/16/96    Irvine/Cowan Street                     1,890,000      4,748,000       6,638,000       828,000
  9/16/96    Fairfield/Dixie Highway                   427,000      1,087,000       1,514,000       193,000
  9/16/96    Mesa/Country Club Drive                   701,000      1,804,000       2,505,000       319,000
  9/16/96    San Francisco/Geary Blvd.               2,957,000      7,372,000      10,329,000     1,262,000
  9/16/96    Houston/Gulf Freeway                      701,000      1,814,000       2,515,000       337,000
  9/16/96    Las Vegas/S. Decatur Blvd.              1,037,000      2,620,000       3,657,000       468,000
  9/16/96    Tempe/McKellips Road                      823,000      2,129,000       2,952,000       383,000
  9/16/96    Richland Hills/Airport Fwy.               473,000      1,274,000       1,747,000       251,000
  10/11/96   Virginia Beach/Southern Blvd              282,000        792,000       1,074,000       203,000
  10/11/96   Chesapeake/Military Hwy                   912,000      2,246,000       3,158,000       476,000
  10/11/96   Hampton/Pembroke Road                   1,115,000      2,023,000       3,138,000       496,000
  10/11/96   Norfolk/Widgeon Road                    1,146,000      1,983,000       3,129,000       479,000
  10/11/96   Richmond/Bloom Lane                     1,227,000      2,225,000       3,452,000       480,000
  10/11/96   Richmond/Midlothian Park                  762,000      1,940,000       2,702,000       486,000
  10/11/96   Roanoke/Peters Creek Road                 819,000      1,961,000       2,780,000       391,000
  10/11/96   Orlando/E Oakridge Rd                     927,000      2,162,000       3,089,000       409,000
  10/11/96   Orlando/South Hwy 17-92                 1,170,000      2,698,000       3,868,000       498,000
  10/25/96   Austin/Renelli                          1,710,000      4,141,000       5,851,000       758,000
  10/25/96   Austin/Santiago                           900,000      2,227,000       3,127,000       425,000
  10/25/96   Dallas/East N.W. Highway                  698,000      1,735,000       2,433,000       319,000
  10/25/96   Dallas/Denton Drive                       900,000      2,214,000       3,114,000       409,000
  10/25/96   Houston/Hempstead                         518,000      1,364,000       1,882,000       295,000
  10/25/96   Pasadena/So. Shaver                       420,000      1,074,000       1,494,000       210,000
  10/31/96   Houston/Joel Wheaton Rd                   465,000      1,220,000       1,685,000       234,000

                                                                                                                Adjustments
                                                                                                                  Resulting
                                                                         Initial Cost                             from the
                                                                    --------------------------      Costs        Acquisition
    Date                                                                          Buildings &     Subsequent     of Minority
  Acquired                Description             Encumbrances        Land       Improvements   to Acquisition    interests
------------ ---------------------------------    ------------      -----------  -------------  --------------- -------------
  10/31/96   Mt Holly/541 Bypass                             -         360,000         840,000        104,000               -
  11/13/96   Town East/Mesquite                              -         330,000         770,000         97,000               -
  11/14/96   Bossier City LA                                 -         633,000       1,488,000      (179,000)               -
  12/5/96    Lake Forest/Bake Parkway                        -         971,000       2,173,000        556,000               -
  12/16/96   Cherry Hill/Old Cuthbert                        -         645,000       1,505,000        189,000               -
  12/16/96   Oklahoma City/SW 74th Exprw.                    -         375,000         875,000         86,000               -
  12/16/96   Oklahoma City/S Santa Fe                        -         360,000         840,000        113,000               -
  12/16/96   Oklahoma City/S. May                            -         360,000         840,000        109,000               -
  12/16/96   Arlington/S. Watson Rd.                         -         930,000       2,170,000        355,000               -
  12/16/96   Richardson/E. Arapaho                           -       1,290,000       3,010,000        174,000               -
  12/23/96   Upper Darby/Lansdowne                           -         899,000       2,272,000         88,000               -
  12/23/96   Plymouth Meeting /Chemical                      -       1,109,000       2,802,000         83,000               -
  12/23/96   Philadelphia/Byberry                            -       1,019,000       2,575,000         83,000               -
  12/23/96   Ft. Lauderdale/State Road                       -       1,199,000       3,030,000        111,000               -
  12/23/96   Englewood/Costilla                              -       1,739,000       4,393,000         70,000               -
  12/23/96   Lilburn/Beaver Ruin Road                        -         600,000       1,515,000         99,000               -
  12/23/96   Carmichael/Fair Oaks                            -         809,000       2,045,000        135,000               -
  12/23/96   Portland/Division Street                        -         989,000       2,499,000        101,000               -
  12/23/96   Napa/Industrial                                 -         660,000       1,666,000         94,000               -
  12/23/96   Wheatridge/W. 44th Avenue                       -       1,439,000       3,636,000         76,000               -
  12/23/96   Las Vegas/Charleston                            -       1,049,000       2,651,000         66,000               -
  12/23/96   Las Vegas/South Arvill                          -         929,000       2,348,000         58,000               -
  12/23/96   Los Angeles/Santa Monica                        -       3,328,000       8,407,000        119,000               -
  12/23/96   Warren/Schoenherr Rd.                           -         749,000       1,894,000         82,000               -
  12/23/96   Portland/N.E. 71st Avenue                       -         869,000       2,196,000        139,000               -
  12/23/96   Seattle/Pacific Hwy. South                      -         689,000       1,742,000        155,000               -
  12/23/96   Broadview/S. 25th Avenue                        -       1,289,000       3,257,000        123,000               -
  12/23/96   Winter Springs/W. St. Rte 434                   -         689,000       1,742,000         79,000               -
  12/23/96   Tampa/15th Street                               -         420,000       1,060,000        140,000               -



                                                             Gross Carrying Amount
                                                             At December 31, 2000
    Date                                          --------------------------------------------   Accumulated
  Acquired                Description                Land          Buildings         Total       Depreciation
------------ ---------------------------------    -------------   -----------     ------------  --------------
  10/31/96   Mt Holly/541 Bypass                       360,000        944,000       1,304,000       174,000
  11/13/96   Town East/Mesquite                        330,000        867,000       1,197,000       166,000
  11/14/96   Bossier City LA                           654,000      1,288,000       1,942,000       254,000
  12/5/96    Lake Forest/Bake Parkway                  973,000      2,727,000       3,700,000       374,000
  12/16/96   Cherry Hill/Old Cuthbert                  645,000      1,694,000       2,339,000       313,000
  12/16/96   Oklahoma City/SW 74th Exprw.              375,000        961,000       1,336,000       184,000
  12/16/96   Oklahoma City/S Santa Fe                  360,000        953,000       1,313,000       183,000
  12/16/96   Oklahoma City/S. May                      360,000        949,000       1,309,000       185,000
  12/16/96   Arlington/S. Watson Rd.                   930,000      2,525,000       3,455,000       489,000
  12/16/96   Richardson/E. Arapaho                   1,290,000      3,184,000       4,474,000       561,000
  12/23/96   Upper Darby/Lansdowne                     899,000      2,360,000       3,259,000       406,000
  12/23/96   Plymouth Meeting /Chemical              1,109,000      2,885,000       3,994,000       193,000
  12/23/96   Philadelphia/Byberry                    1,019,000      2,658,000       3,677,000       463,000
  12/23/96   Ft. Lauderdale/State Road               1,199,000      3,141,000       4,340,000       541,000
  12/23/96   Englewood/Costilla                      1,739,000      4,463,000       6,202,000       745,000
  12/23/96   Lilburn/Beaver Ruin Road                  600,000      1,614,000       2,214,000       274,000
  12/23/96   Carmichael/Fair Oaks                      809,000      2,180,000       2,989,000       374,000
  12/23/96   Portland/Division Street                  989,000      2,600,000       3,589,000       446,000
  12/23/96   Napa/Industrial                           660,000      1,760,000       2,420,000       319,000
  12/23/96   Wheatridge/W. 44th Avenue               1,439,000      3,712,000       5,151,000       618,000
  12/23/96   Las Vegas/Charleston                    1,049,000      2,717,000       3,766,000       461,000
  12/23/96   Las Vegas/South Arvill                    929,000      2,406,000       3,335,000       414,000
  12/23/96   Los Angeles/Santa Monica                3,328,000      8,526,000      11,854,000     1,427,000
  12/23/96   Warren/Schoenherr Rd.                     749,000      1,976,000       2,725,000       345,000
  12/23/96   Portland/N.E. 71st Avenue                 869,000      2,335,000       3,204,000       415,000
  12/23/96   Seattle/Pacific Hwy. South                689,000      1,897,000       2,586,000       333,000
  12/23/96   Broadview/S. 25th Avenue                1,289,000      3,380,000       4,669,000       578,000
  12/23/96   Winter Springs/W. St. Rte 434             689,000      1,821,000       2,510,000       323,000
  12/23/96   Tampa/15th Street                         420,000      1,200,000       1,620,000       227,000

                                                                                                                Adjustments
                                                                                                                  Resulting
                                                                         Initial Cost                             from the
                                                                    --------------------------      Costs        Acquisition
    Date                                                                          Buildings &     Subsequent     of Minority
  Acquired                Description             Encumbrances        Land       Improvements   to Acquisition    interests
------------ ---------------------------------    ------------      -----------  -------------  --------------- -------------
  12/23/96   Pompano Beach/S. Dixie Hwy.                     -         930,000       2,292,000        194,000               -
  12/23/96   Overland Park/Mastin                            -         990,000       2,440,000         71,000               -
  12/23/96   Auburn/R Street                                 -         690,000       1,700,000        119,000               -
  12/23/96   Federal Heights/W. 48th Ave.                    -         720,000       1,774,000         49,000               -
  12/23/96   Decatur/Covington                               -         930,000       2,292,000        107,000               -
  12/23/96   Forest Park/Jonesboro Rd.                       -         540,000       1,331,000        104,000               -
  12/23/96   Mangonia Park/Australian Ave.                   -         840,000       2,070,000         97,000               -
  12/23/96   Whittier/Colima                                 -         540,000       1,331,000         66,000               -
  12/23/96   Kent/Pacific Hwy South                          -         930,000       2,292,000        115,000               -
  12/23/96   Topeka/8th Street                               -         150,000         370,000         93,000               -
  12/23/96   Denver East Evans                               -       1,740,000       4,288,000        101,000               -
  12/23/96   Pittsburgh/California Ave.                      -         630,000       1,552,000         86,000               -
  12/23/96   Ft. Lauderdale/Powerline                        -         660,000       1,626,000        132,000               -
  12/23/96   Philadelphia/Oxford                             -         900,000       2,218,000         84,000               -
  12/23/96   Dallas/Lemmon Ave.                              -       1,710,000       4,214,000        104,000               -
  12/23/96   Eagle Rock/Colorado                             -         330,000         813,000        380,000               -
  12/23/96   Alsip/115th Street                              -         750,000       1,848,000        108,000               -
  12/23/96   Green Acres/Jog Road                            -         600,000       1,479,000         84,000               -
  12/23/96   Pompano Beach/Sample Road                       -       1,320,000       3,253,000        100,000               -
  12/23/96   Wyndmoor/Ivy Hill                               -       2,160,000       5,323,000        113,000               -
  12/23/96   W. Palm Beach/Belvedere                         -         960,000       2,366,000        111,000               -
  12/23/96   Renton  174th St.                               -         960,000       2,366,000         96,000               -
  12/23/96   Sacramento/Northgate                            -       1,021,000       2,647,000         98,000               -
  12/23/96   Phoenix/19th Avenue                             -         991,000       2,569,000         96,000               -
  12/23/96   Bedford Park/Cicero                             -       1,321,000       3,426,000        136,000               -
  12/23/96   Lake Worth/Lk Worth                             -       1,111,000       2,880,000         97,000               -
  12/23/96   Arlington/Algonquin                             -         991,000       2,569,000        191,000               -
  12/23/96   Seattle/15th Avenue NE                          -         781,000       2,024,000         97,000               -
  12/23/96   Southington/Spring                              -         811,000       2,102,000         89,000               -
  12/23/96   Clifton/Broad Street                            -       1,411,000       3,659,000         81,000               -
  12/23/96   Hillside/Glenwood                               -         563,000       4,051,000        144,000               -



                                                            Gross Carrying Amount
                                                            At December 31, 2000
    Date                                          -------------------------------------------   Accumulated
  Acquired                Description               Land          Buildings         Total       Depreciation
------------ ---------------------------------    ------------   -----------     ------------  --------------
  12/23/96   Pompano Beach/S. Dixie Hwy.              930,000      2,486,000       3,416,000       456,000
  12/23/96   Overland Park/Mastin                     990,000      2,511,000       3,501,000       428,000
  12/23/96   Auburn/R Street                          690,000      1,819,000       2,509,000       329,000
  12/23/96   Federal Heights/W. 48th Ave.             720,000      1,823,000       2,543,000       306,000
  12/23/96   Decatur/Covington                        930,000      2,399,000       3,329,000       408,000
  12/23/96   Forest Park/Jonesboro Rd.                540,000      1,435,000       1,975,000       270,000
  12/23/96   Mangonia Park/Australian Ave.            840,000      2,167,000       3,007,000       379,000
  12/23/96   Whittier/Colima                          540,000      1,397,000       1,937,000       249,000
  12/23/96   Kent/Pacific Hwy South                   930,000      2,407,000       3,337,000       424,000
  12/23/96   Topeka/8th Street                        150,000        463,000         613,000       103,000
  12/23/96   Denver East Evans                      1,740,000      4,389,000       6,129,000       750,000
  12/23/96   Pittsburgh/California Ave.               630,000      1,638,000       2,268,000       296,000
  12/23/96   Ft. Lauderdale/Powerline                 660,000      1,758,000       2,418,000       333,000
  12/23/96   Philadelphia/Oxford                      900,000      2,302,000       3,202,000       394,000
  12/23/96   Dallas/Lemmon Ave.                     1,710,000      4,318,000       6,028,000       735,000
  12/23/96   Eagle Rock/Colorado                      341,000      1,182,000       1,523,000       141,000
  12/23/96   Alsip/115th Street                       750,000      1,956,000       2,706,000       368,000
  12/23/96   Green Acres/Jog Road                     600,000      1,563,000       2,163,000       275,000
  12/23/96   Pompano Beach/Sample Road              1,320,000      3,353,000       4,673,000       581,000
  12/23/96   Wyndmoor/Ivy Hill                      2,160,000      5,436,000       7,596,000       910,000
  12/23/96   W. Palm Beach/Belvedere                  960,000      2,477,000       3,437,000       435,000
  12/23/96   Renton  174th St.                        960,000      2,462,000       3,422,000       427,000
  12/23/96   Sacramento/Northgate                   1,021,000      2,745,000       3,766,000       475,000
  12/23/96   Phoenix/19th Avenue                      991,000      2,665,000       3,656,000       447,000
  12/23/96   Bedford Park/Cicero                    1,321,000      3,562,000       4,883,000       613,000
  12/23/96   Lake Worth/Lk Worth                    1,111,000      2,977,000       4,088,000       512,000
  12/23/96   Arlington/Algonquin                      991,000      2,760,000       3,751,000       492,000
  12/23/96   Seattle/15th Avenue NE                   781,000      2,121,000       2,902,000       368,000
  12/23/96   Southington/Spring                       811,000      2,191,000       3,002,000       389,000
  12/23/96   Clifton/Broad Street                   1,411,000      3,740,000       5,151,000       626,000
  12/23/96   Hillside/Glenwood                        563,000      4,195,000       4,758,000       744,000

                                                                                                                Adjustments
                                                                                                                  Resulting
                                                                         Initial Cost                             from the
                                                                    --------------------------      Costs        Acquisition
    Date                                                                          Buildings &     Subsequent     of Minority
  Acquired                Description             Encumbrances        Land       Improvements   to Acquisition    interests
------------ ---------------------------------    ------------      -----------  -------------  --------------- -------------
  12/23/96   Nashville/Dickerson Pike                        -         990,000       2,440,000        151,000               -
  12/23/96   Madison/Gallatin Road                           -         780,000       1,922,000        136,000               -
  12/30/96   Concorde/Treat                                  -       1,396,000       3,258,000         85,000               -
  12/30/96   Virginia Beach                                  -         535,000       1,248,000         72,000               -
  12/30/96   San Mateo                                       -       2,408,000       5,619,000        114,000               -
  1/22/97    Austin, 1033 E. 41 Street                       -         257,000       3,633,000         26,000               -
  4/12/97    Annandale / Backlick                            -         955,000       2,229,000        272,000               -
  4/12/97    Ft. Worth / West Freeway                        -         667,000       1,556,000        223,000               -
  4/12/97    Campbell / S. Curtner                           -       2,550,000       5,950,000        630,000               -
  4/12/97    Aurora / S. Idalia                              -       1,002,000       2,338,000        282,000               -
  4/12/97    Santa Cruz / Capitola                           -       1,037,000       2,420,000        276,000               -
  4/12/97    Indianapolis / Lafayette Road                   -         682,000       1,590,000        254,000               -
  4/12/97    Indianapolis / Route 31                         -         619,000       1,444,000        231,000               -
  4/12/97    Farmingdale / Broad Hollow Rd.                  -       1,568,000       3,658,000        496,000               -
  4/12/97    Tyson's Corner / Springhill Rd.                 -       3,861,000       9,010,000      1,113,000               -
  4/12/97    Fountain Valley / Newhope                       -       1,137,000       2,653,000        289,000               -
  4/12/97    Dallas / Winsted                                -       1,375,000       3,209,000        414,000               -
  4/12/97    Columbia / Broad River Rd.                      -         121,000         282,000        126,000               -
  4/12/97    Livermore / S. Front Road                       -         876,000       2,044,000        162,000               -
  4/12/97    Garland / Plano                                 -         889,000       2,073,000        192,000               -
  4/12/97    San Jose / Story Road                           -       1,352,000       3,156,000        292,000               -
  4/12/97    Aurora / Abilene                                -       1,406,000       3,280,000        290,000               -
  4/12/97    Antioch / Sunset Drive                          -       1,035,000       2,416,000        187,000               -
  4/12/97    Rancho Cordova / Sunrise                        -       1,048,000       2,445,000        268,000               -
  4/12/97    Berlin / Wilbur Cross                           -         756,000       1,764,000        201,000               -
  4/12/97    Whittier / Whittier Blvd.                       -         648,000       1,513,000        121,000               -
  4/12/97    Peabody / Newbury Street                        -       1,159,000       2,704,000        253,000               -
  4/12/97    Denver / Blake                                  -         602,000       1,405,000        133,000               -
  4/12/97    Evansville / Green River Road                   -         470,000       1,096,000        123,000               -
  4/12/97    Burien / First Ave. So.                         -         792,000       1,847,000        181,000               -
  4/12/97    Rancho Cordova / Mather Field                   -         494,000       1,153,000        130,000               -



                                                             Gross Carrying Amount
                                                             At December 31, 2000
    Date                                          --------------------------------------------   Accumulated
  Acquired                Description                Land          Buildings         Total       Depreciation
------------ ---------------------------------    -------------   -----------     ------------  --------------
  12/23/96   Nashville/Dickerson Pike                  990,000      2,591,000       3,581,000       454,000
  12/23/96   Madison/Gallatin Road                     780,000      2,058,000       2,838,000       378,000
  12/30/96   Concorde/Treat                          1,396,000      3,343,000       4,739,000       568,000
  12/30/96   Virginia Beach                            535,000      1,320,000       1,855,000       240,000
  12/30/96   San Mateo                               2,408,000      5,733,000       8,141,000       953,000
  1/22/97    Austin, 1033 E. 41 Street                 257,000      3,659,000       3,916,000       568,000
  4/12/97    Annandale / Backlick                      955,000      2,501,000       3,456,000       388,000
  4/12/97    Ft. Worth / West Freeway                  667,000      1,779,000       2,446,000       286,000
  4/12/97    Campbell / S. Curtner                   2,550,000      6,580,000       9,130,000       989,000
  4/12/97    Aurora / S. Idalia                      1,002,000      2,620,000       3,622,000       403,000
  4/12/97    Santa Cruz / Capitola                   1,037,000      2,696,000       3,733,000       415,000
  4/12/97    Indianapolis / Lafayette Road             682,000      1,844,000       2,526,000       299,000
  4/12/97    Indianapolis / Route 31                   619,000      1,675,000       2,294,000       271,000
  4/12/97    Farmingdale / Broad Hollow Rd.          1,568,000      4,154,000       5,722,000       655,000
  4/12/97    Tyson's Corner / Springhill Rd.         3,861,000     10,123,000      13,984,000     1,521,000
  4/12/97    Fountain Valley / Newhope               1,137,000      2,942,000       4,079,000       448,000
  4/12/97    Dallas / Winsted                        1,375,000      3,623,000       4,998,000       570,000
  4/12/97    Columbia / Broad River Rd.                121,000        408,000         529,000        91,000
  4/12/97    Livermore / S. Front Road                 876,000      2,206,000       3,082,000       339,000
  4/12/97    Garland / Plano                           889,000      2,265,000       3,154,000       359,000
  4/12/97    San Jose / Story Road                   1,352,000      3,448,000       4,800,000       530,000
  4/12/97    Aurora / Abilene                        1,406,000      3,570,000       4,976,000       544,000
  4/12/97    Antioch / Sunset Drive                  1,035,000      2,603,000       3,638,000       401,000
  4/12/97    Rancho Cordova / Sunrise                1,048,000      2,713,000       3,761,000       421,000
  4/12/97    Berlin / Wilbur Cross                     756,000      1,965,000       2,721,000       322,000
  4/12/97    Whittier / Whittier Blvd.                 648,000      1,634,000       2,282,000       252,000
  4/12/97    Peabody / Newbury Street                1,159,000      2,957,000       4,116,000       456,000
  4/12/97    Denver / Blake                            602,000      1,538,000       2,140,000       243,000
  4/12/97    Evansville / Green River Road             470,000      1,219,000       1,689,000       199,000
  4/12/97    Burien / First Ave. So.                   792,000      2,028,000       2,820,000       321,000
  4/12/97    Rancho Cordova / Mather Field             494,000      1,283,000       1,777,000       216,000

                                                                                                                Adjustments
                                                                                                                  Resulting
                                                                         Initial Cost                             from the
                                                                    --------------------------      Costs        Acquisition
    Date                                                                          Buildings &     Subsequent     of Minority
  Acquired                Description             Encumbrances        Land       Improvements   to Acquisition    interests
------------ ---------------------------------    ------------      -----------  -------------  --------------- -------------
  4/12/97    Sugar Land / Eldridge                           -         705,000       1,644,000        173,000               -
  4/12/97    Columbus / Eastland Drive                       -         602,000       1,405,000        164,000               -
  4/12/97    Slickerville / Black Horse Pike                 -         539,000       1,258,000        147,000               -
  4/12/97    Seattle / Aurora                                -       1,145,000       2,671,000        221,000               -
  4/12/97    Gaithersburg / Christopher Ave.                 -         972,000       2,268,000        218,000               -
  4/12/97    Manchester / Tolland Turnpike                   -         807,000       1,883,000        171,000               -
  6/25/97    Kirkland-Totem                                  -       2,131,000       4,972,000        125,000               -
  6/25/97    Idianapolis                                     -         471,000       1,098,000         46,000               -
  6/25/97    Dallas                                          -         699,000       1,631,000         36,000               -
  6/25/97    Atlanta                                         -       1,183,000       2,761,000         60,000               -
  6/25/97    Bensalem                                        -       1,159,000       2,705,000         10,000               -
  6/25/97    Evansville                                      -         429,000       1,000,000         31,000               -
  6/25/97    Austin                                          -         813,000       1,897,000         11,000               -
  6/25/97    Harbor City                                     -       1,244,000       2,904,000         99,000               -
  6/25/97    Birmingham                                      -         539,000       1,258,000         34,000               -
  6/25/97    Sacramento                                      -         489,000       1,396,000      (229,000)               -
  6/25/97    Carrollton                                      -         441,000       1,029,000         17,000               -
  6/25/97    La Habra                                        -         822,000       1,918,000         27,000               -
  6/25/97    Lombard                                         -       1,527,000       3,564,000      1,686,000               -
  6/25/97    Fairfield                                       -         740,000       1,727,000          4,000               -
  6/25/97    Seattle                                         -       1,498,000       3,494,000        215,000               -
  6/25/97    Bellevue                                        -       1,653,000       3,858,000         34,000               -
  6/25/97    Citrus Heights                                  -         642,000       1,244,000        367,000               -
  6/25/97    San Jose                                        -       1,273,000       2,971,000       (11,000)               -
  6/25/97    Stanton                                         -         948,000       2,212,000        (6,000)               -
  6/25/97    Garland                                         -         486,000       1,135,000         30,000               -
  6/25/97    Westford                                        -         857,000       1,999,000         26,000               -
  6/25/97    Dallas                                          -       1,627,000       3,797,000        483,000               -
  6/25/97    Wheat Ridge                                     -       1,054,000       2,459,000        281,000               -
  6/25/97    Berlin                                          -         825,000       1,925,000        217,000               -
  6/25/97    Gretna                                          -       1,069,000       2,494,000        336,000               -



                                                            Gross Carrying Amount
                                                            At December 31, 2000
    Date                                          -------------------------------------------   Accumulated
  Acquired                Description               Land          Buildings         Total       Depreciation
------------ ---------------------------------    ------------   -----------     ------------  --------------
  4/12/97    Sugar Land / Eldridge                    705,000      1,817,000       2,522,000       295,000
  4/12/97    Columbus / Eastland Drive                602,000      1,569,000       2,171,000       257,000
  4/12/97    Slickerville / Black Horse Pike          539,000      1,405,000       1,944,000       227,000
  4/12/97    Seattle / Aurora                       1,145,000      2,892,000       4,037,000       447,000
  4/12/97    Gaithersburg / Christopher Ave.          972,000      2,486,000       3,458,000       390,000
  4/12/97    Manchester / Tolland Turnpike            807,000      2,054,000       2,861,000       326,000
  6/25/97    Kirkland-Totem                         2,131,000      5,097,000       7,228,000       766,000
  6/25/97    Idianapolis                              471,000      1,144,000       1,615,000       178,000
  6/25/97    Dallas                                   699,000      1,667,000       2,366,000       260,000
  6/25/97    Atlanta                                1,183,000      2,821,000       4,004,000       415,000
  6/25/97    Bensalem                               1,159,000      2,715,000       3,874,000       402,000
  6/25/97    Evansville                               429,000      1,031,000       1,460,000       155,000
  6/25/97    Austin                                   813,000      1,908,000       2,721,000       286,000
  6/25/97    Harbor City                            1,244,000      3,003,000       4,247,000       472,000
  6/25/97    Birmingham                               539,000      1,292,000       1,831,000       201,000
  6/25/97    Sacramento                               489,000      1,167,000       1,656,000       173,000
  6/25/97    Carrollton                               441,000      1,046,000       1,487,000       158,000
  6/25/97    La Habra                                 822,000      1,945,000       2,767,000       294,000
  6/25/97    Lombard                                2,047,000      4,730,000       6,777,000       634,000
  6/25/97    Fairfield                                740,000      1,731,000       2,471,000       261,000
  6/25/97    Seattle                                1,498,000      3,709,000       5,207,000       619,000
  6/25/97    Bellevue                               1,653,000      3,892,000       5,545,000       590,000
  6/25/97    Citrus Heights                           642,000      1,611,000       2,253,000       253,000
  6/25/97    San Jose                               1,273,000      2,960,000       4,233,000       431,000
  6/25/97    Stanton                                  948,000      2,206,000       3,154,000       322,000
  6/25/97    Garland                                  486,000      1,165,000       1,651,000       180,000
  6/25/97    Westford                                 857,000      2,025,000       2,882,000       308,000
  6/25/97    Dallas                                 1,627,000      4,280,000       5,907,000       642,000
  6/25/97    Wheat Ridge                            1,054,000      2,740,000       3,794,000       402,000
  6/25/97    Berlin                                   825,000      2,142,000       2,967,000       311,000
  6/25/97    Gretna                                 1,069,000      2,830,000       3,899,000       434,000

                                                                                                                Adjustments
                                                                                                                  Resulting
                                                                         Initial Cost                             from the
                                                                    --------------------------      Costs        Acquisition
    Date                                                                          Buildings &     Subsequent     of Minority
  Acquired                Description             Encumbrances        Land       Improvements   to Acquisition    interests
------------ ---------------------------------    ------------      -----------  -------------  --------------- -------------
  6/25/97    Spring                                          -         461,000       1,077,000        159,000               -
  6/25/97    Sacramento                                      -         592,000       1,380,000        842,000               -
  6/25/97    Houston/South Dairyashford                      -         856,000       1,997,000        256,000               -
  6/25/97    Naperville                                      -       1,108,000       2,585,000        305,000               -
  6/25/97    Carrollton                                      -       1,158,000       2,702,000        376,000               -
  6/25/97    Waipahu                                         -       1,620,000       3,780,000        479,000               -
  6/25/97    Davis                                           -         628,000       1,465,000        200,000               -
  6/25/97    Decatur                                         -         951,000       2,220,000        304,000               -
  6/25/97    Jacksonville                                    -         653,000       1,525,000        225,000               -
  6/25/97    Chicoppe                                        -         663,000       1,546,000        254,000               -
  6/25/97    Alexandria                                      -       1,533,000       3,576,000        412,000               -
  6/25/97    Houston/Veterans Memorial Dr.                   -         458,000       1,070,000        156,000               -
  6/25/97    Los Angeles/Olympic                             -       4,392,000      10,247,000      1,183,000               -
  6/25/97    Littleton                                       -       1,340,000       3,126,000        398,000               -
  6/25/97    Metairie                                        -       1,229,000       2,868,000        394,000               -
  6/25/97    Louisville                                      -         717,000       1,672,000        230,000               -
  6/25/97    East Hazel Crest                                -         753,000       1,757,000        243,000               -
  6/25/97    Edmonds                                         -       1,187,000       2,770,000        381,000               -
  6/25/97    Foster City                                     -       1,064,000       2,483,000        302,000               -
  6/25/97    Chicago                                         -       1,160,000       2,708,000        357,000               -
  6/25/97    Philadelphia                                    -         924,000       2,155,000        277,000               -
  6/25/97    Dallas/Vilbig Rd.                               -         508,000       1,184,000        191,000               -
  6/25/97    Staten Island                                   -       1,676,000       3,910,000        491,000               -
  6/25/97    Pelham Manor                                    -       1,209,000       2,820,000        380,000               -
  6/25/97    Irving                                          -         469,000       1,093,000        179,000               -
  6/25/97    Elk Grove                                       -         642,000       1,497,000        207,000               -
  6/25/97    LAX                                             -       1,312,000       3,062,000        419,000               -
  6/25/97    Denver                                          -       1,316,000       3,071,000        415,000               -
  6/25/97    Plano                                           -       1,369,000       3,193,000        378,000               -
  6/25/97    Lynnwood                                        -         839,000       1,959,000        310,000               -
  6/25/97    Lilburn                                         -         507,000       1,182,000        296,000               -



                                                             Gross Carrying Amount
                                                             At December 31, 2000
    Date                                          --------------------------------------------   Accumulated
  Acquired                Description                Land          Buildings         Total       Depreciation
------------ ---------------------------------    -------------   -----------     ------------  --------------
  6/25/97    Spring                                    461,000      1,236,000       1,697,000       189,000
  6/25/97    Sacramento                                720,000      2,094,000       2,814,000       277,000
  6/25/97    Houston/South Dairyashford                856,000      2,253,000       3,109,000       342,000
  6/25/97    Naperville                              1,108,000      2,890,000       3,998,000       428,000
  6/25/97    Carrollton                              1,158,000      3,078,000       4,236,000       472,000
  6/25/97    Waipahu                                 1,620,000      4,259,000       5,879,000       631,000
  6/25/97    Davis                                     628,000      1,665,000       2,293,000       251,000
  6/25/97    Decatur                                   951,000      2,524,000       3,475,000       371,000
  6/25/97    Jacksonville                              653,000      1,750,000       2,403,000       276,000
  6/25/97    Chicoppe                                  663,000      1,800,000       2,463,000       284,000
  6/25/97    Alexandria                              1,533,000      3,988,000       5,521,000       579,000
  6/25/97    Houston/Veterans Memorial Dr.             458,000      1,226,000       1,684,000       185,000
  6/25/97    Los Angeles/Olympic                     4,392,000     11,430,000      15,822,000     1,671,000
  6/25/97    Littleton                               1,340,000      3,524,000       4,864,000       523,000
  6/25/97    Metairie                                1,229,000      3,262,000       4,491,000       498,000
  6/25/97    Louisville                                717,000      1,902,000       2,619,000       287,000
  6/25/97    East Hazel Crest                          753,000      2,000,000       2,753,000       299,000
  6/25/97    Edmonds                                 1,187,000      3,151,000       4,338,000       465,000
  6/25/97    Foster City                             1,064,000      2,785,000       3,849,000       405,000
  6/25/97    Chicago                                 1,160,000      3,065,000       4,225,000       455,000
  6/25/97    Philadelphia                              924,000      2,432,000       3,356,000       357,000
  6/25/97    Dallas/Vilbig Rd.                         508,000      1,375,000       1,883,000       213,000
  6/25/97    Staten Island                           1,676,000      4,401,000       6,077,000       644,000
  6/25/97    Pelham Manor                            1,209,000      3,200,000       4,409,000       467,000
  6/25/97    Irving                                    469,000      1,272,000       1,741,000       201,000
  6/25/97    Elk Grove                                 642,000      1,704,000       2,346,000       254,000
  6/25/97    LAX                                     1,312,000      3,481,000       4,793,000       525,000
  6/25/97    Denver                                  1,316,000      3,486,000       4,802,000       513,000
  6/25/97    Plano                                   1,369,000      3,571,000       4,940,000       519,000
  6/25/97    Lynnwood                                  839,000      2,269,000       3,108,000       337,000
  6/25/97    Lilburn                                   507,000      1,478,000       1,985,000       220,000

                                                                                                                Adjustments
                                                                                                                  Resulting
                                                                         Initial Cost                             from the
                                                                    --------------------------      Costs        Acquisition
    Date                                                                          Buildings &     Subsequent     of Minority
  Acquired                Description             Encumbrances        Land       Improvements   to Acquisition    interests
------------ ---------------------------------    ------------      -----------  -------------  --------------- -------------
  6/25/97    Parma                                           -         881,000       2,055,000        420,000               -
  6/25/97    Davie                                           -       1,086,000       2,533,000        540,000               -
  6/25/97    Allen Park                                      -         953,000       2,223,000        449,000               -
  6/25/97    Aurora                                          -         808,000       1,886,000        369,000               -
  6/25/97    San Diego/16th Street                           -         932,000       2,175,000        506,000               -
  6/25/97    Sterling Heights                                -         766,000       1,787,000        375,000               -
  6/25/97    East L.A./Boyle Heights                         -         957,000       2,232,000        448,000               -
  6/25/97    Springfield/Alban Station                       -       1,317,000       3,074,000        606,000               -
  6/25/97    Littleton                                       -         868,000       2,026,000        392,000               -
  6/25/97    Sacramento/57th Street                          -         869,000       2,029,000        444,000               -
  6/25/97    L.A./Venice Blvd.                               -         523,000       1,221,000      1,842,000               -
  6/25/97    Miami                                           -       1,762,000       4,111,000        793,000               -
  8/13/97    Santa Monica / Wilshire Blvd.                   -       2,040,000       4,760,000        232,000               -
  10/1/97    Marietta /Austell Rd                            -         398,000       1,326,000        220,000         458,000
  10/1/97    Denver / Leetsdale                              -       1,407,000       1,682,000        140,000         577,000
  10/1/97    Baltimore / York Road                           -       1,538,000       1,952,000        200,000         671,000
  10/1/97    Bolingbrook                                     -         737,000       1,776,000        164,000         602,000
  10/1/97    Kent / Central                                  -         483,000       1,321,000        148,000         452,000
  10/1/97    Geneva / Roosevelt                              -         355,000       1,302,000        128,000         446,000
  10/1/97    Denver / Sheridan                               -         429,000       1,105,000         97,000         382,000
  10/1/97    Mountlake Terrace                               -       1,017,000       1,783,000        201,000         606,000
  10/1/97    Carol Stream/ St.Charles                        -         185,000       1,187,000        133,000         410,000
  10/1/97    Marietta / Cobb Park                            -         420,000       1,131,000        217,000         407,000
  10/1/97    Venice / Rose                                   -       5,468,000       5,478,000        586,000       1,835,000
  10/1/97    Ventura / Ventura Blvd                          -         911,000       2,227,000        204,000         764,000
  10/1/97    Studio City/ Ventura                            -       2,421,000       1,610,000        135,000         539,000
  10/1/97    Madison Heights                                 -         428,000       1,686,000      2,011,000         562,000
  10/1/97    Lax / Imperial                                  -       1,662,000       2,079,000        148,000         710,000
  10/1/97    Justice / Industrial                            -         233,000       1,181,000        112,000         402,000
  10/1/97    Burbank / San Fernando                          -       1,825,000       2,210,000        178,000         749,000
  10/1/97    Pinole / Appian Way                             -         728,000       1,827,000        161,000         621,000



                                                             Gross Carrying Amount
                                                             At December 31, 2000
    Date                                          --------------------------------------------   Accumulated
  Acquired                Description                Land          Buildings         Total       Depreciation
------------ ---------------------------------    -------------   -----------     ------------  --------------
  6/25/97    Parma                                     881,000      2,475,000       3,356,000       364,000
  6/25/97    Davie                                   1,086,000      3,073,000       4,159,000       471,000
  6/25/97    Allen Park                                953,000      2,672,000       3,625,000       393,000
  6/25/97    Aurora                                    808,000      2,255,000       3,063,000       325,000
  6/25/97    San Diego/16th Street                     932,000      2,681,000       3,613,000       412,000
  6/25/97    Sterling Heights                          766,000      2,162,000       2,928,000       319,000
  6/25/97    East L.A./Boyle Heights                   957,000      2,680,000       3,637,000       392,000
  6/25/97    Springfield/Alban Station               1,317,000      3,680,000       4,997,000       538,000
  6/25/97    Littleton                                 868,000      2,418,000       3,286,000       348,000
  6/25/97    Sacramento/57th Street                    869,000      2,473,000       3,342,000       365,000
  6/25/97    L.A./Venice Blvd.                         540,000      3,046,000       3,586,000       233,000
  6/25/97    Miami                                   1,762,000      4,904,000       6,666,000       722,000
  8/13/97    Santa Monica / Wilshire Blvd.           2,040,000      4,992,000       7,032,000       750,000
  10/1/97    Marietta /Austell Rd                      398,000      2,004,000       2,402,000       300,000
  10/1/97    Denver / Leetsdale                      1,407,000      2,399,000       3,806,000       375,000
  10/1/97    Baltimore / York Road                   1,538,000      2,823,000       4,361,000       428,000
  10/1/97    Bolingbrook                               737,000      2,542,000       3,279,000       383,000
  10/1/97    Kent / Central                            483,000      1,921,000       2,404,000       292,000
  10/1/97    Geneva / Roosevelt                        355,000      1,876,000       2,231,000       291,000
  10/1/97    Denver / Sheridan                         429,000      1,584,000       2,013,000       248,000
  10/1/97    Mountlake Terrace                       1,017,000      2,590,000       3,607,000       375,000
  10/1/97    Carol Stream/ St.Charles                  185,000      1,730,000       1,915,000       254,000
  10/1/97    Marietta / Cobb Park                      420,000      1,755,000       2,175,000       258,000
  10/1/97    Venice / Rose                           5,468,000      7,899,000      13,367,000     1,061,000
  10/1/97    Ventura / Ventura Blvd                    911,000      3,195,000       4,106,000       465,000
  10/1/97    Studio City/ Ventura                    2,421,000      2,284,000       4,705,000       345,000
  10/1/97    Madison Heights                           428,000      4,259,000       4,687,000       333,000
  10/1/97    Lax / Imperial                          1,662,000      2,937,000       4,599,000       436,000
  10/1/97    Justice / Industrial                      233,000      1,695,000       1,928,000       260,000
  10/1/97    Burbank / San Fernando                  1,825,000      3,137,000       4,962,000       453,000
  10/1/97    Pinole / Appian Way                       728,000      2,609,000       3,337,000       382,000

                                                                                                                Adjustments
                                                                                                                  Resulting
                                                                         Initial Cost                             from the
                                                                    --------------------------      Costs        Acquisition
    Date                                                                          Buildings &     Subsequent     of Minority
  Acquired                Description             Encumbrances        Land       Improvements   to Acquisition    interests
------------ ---------------------------------    ------------      -----------  -------------  --------------- -------------
  10/1/97    Denver / Tamarac Park                           -       2,545,000       1,692,000        257,000         625,000
  10/1/97    Gresham / Powell                                -         322,000       1,298,000        184,000         441,000
  10/1/97    Warren / Mound Road                             -         268,000       1,025,000        130,000         345,000
  10/1/97    Woodside/Brooklyn                               -       5,016,000       3,950,000        230,000       1,352,000
  10/1/97    Enfield / Elm Street                            -         399,000       1,900,000        232,000         641,000
  10/1/97    Roselle / Lake Street                           -         312,000       1,411,000        166,000         487,000
  10/1/97    Milwaukee / Appleton                            -         324,000       1,385,000        143,000         468,000
  10/1/97    Emeryville / Bay St                             -       1,602,000       1,830,000        133,000         622,000
  10/1/97    Monterey / Del Rey                              -         257,000       1,048,000        169,000         351,000
  10/1/97    San Leandro / Washington                        -         660,000       1,142,000        138,000         390,000
  10/1/97    Boca Raton / N.W. 20                            -       1,140,000       2,256,000        347,000         774,000
  10/1/97    Washington Dc/So Capital                        -       1,437,000       4,489,000        377,000       1,519,000
  10/1/97    Lynn / Lynnway                                  -         463,000       3,059,000        293,000       1,058,000
  10/1/97    Pompano Beach                                   -       1,077,000       1,527,000        493,000         528,000
  10/1/97    Lake Oswego/ N.State                            -         465,000       1,956,000        233,000         664,000
  10/1/97    Daly City / Mission                             -         389,000       2,921,000        219,000         950,000
  10/1/97    Odenton / Route 175                             -         456,000       2,104,000        182,000         714,000
  10/1/97    Novato / Landing                                -       2,416,000       3,496,000        201,000          49,000
  10/1/97    St. Louis / Lindberg                            -         584,000       1,508,000        182,000          23,000
  10/1/97    Oakland/International                           -         358,000       1,568,000        183,000          24,000
  10/1/97    Stockton / March Lane                           -         663,000       1,398,000         89,000          21,000
  10/1/97    Des Plaines / Golf Rd                           -       1,363,000       3,093,000        177,000          45,000
  10/1/97    Morton Grove / Wauke                            -       2,658,000       3,232,000        123,000          48,000
  10/1/97    Los Angeles / Jefferson                         -       1,090,000       1,580,000        210,000          24,000
  10/1/97    Los Angeles / Martin                            -         869,000       1,152,000         83,000          17,000
  10/1/97    San Leandro / E. 14t                            -         627,000       1,289,000         88,000          19,000
  10/1/97    Tucson / Tanque Verde                           -         345,000       1,709,000        122,000          25,000
  10/1/97    Randolph / Warren St                            -       2,330,000       1,914,000        418,000          29,000
  10/1/97    Forrestville / Penn.                            -       1,056,000       2,347,000        189,000          35,000
  10/1/97    Bridgeport / Wordin                             -       4,877,000       2,739,000        546,000          43,000
  10/1/97    North Hollywood/Vine                            -         906,000       2,379,000        137,000          35,000



                                                             Gross Carrying Amount
                                                             At December 31, 2000
    Date                                          --------------------------------------------   Accumulated
  Acquired                Description                Land          Buildings         Total       Depreciation
------------ ---------------------------------    -------------   -----------     ------------  --------------
  10/1/97    Denver / Tamarac Park                   2,545,000      2,574,000       5,119,000       413,000
  10/1/97    Gresham / Powell                          322,000      1,923,000       2,245,000       276,000
  10/1/97    Warren / Mound Road                       268,000      1,500,000       1,768,000       213,000
  10/1/97    Woodside/Brooklyn                       5,016,000      5,532,000      10,548,000       697,000
  10/1/97    Enfield / Elm Street                      399,000      2,773,000       3,172,000       377,000
  10/1/97    Roselle / Lake Street                     312,000      2,064,000       2,376,000       294,000
  10/1/97    Milwaukee / Appleton                      324,000      1,996,000       2,320,000       278,000
  10/1/97    Emeryville / Bay St                     1,602,000      2,585,000       4,187,000       368,000
  10/1/97    Monterey / Del Rey                        257,000      1,568,000       1,825,000       215,000
  10/1/97    San Leandro / Washington                  660,000      1,670,000       2,330,000       239,000
  10/1/97    Boca Raton / N.W. 20                    1,140,000      3,377,000       4,517,000       454,000
  10/1/97    Washington Dc/So Capital                1,437,000      6,385,000       7,822,000       727,000
  10/1/97    Lynn / Lynnway                            463,000      4,410,000       4,873,000       576,000
  10/1/97    Pompano Beach                           1,077,000      2,548,000       3,625,000       316,000
  10/1/97    Lake Oswego/ N.State                      465,000      2,853,000       3,318,000       376,000
  10/1/97    Daly City / Mission                       389,000      4,090,000       4,479,000       536,000
  10/1/97    Odenton / Route 175                       456,000      3,000,000       3,456,000       342,000
  10/1/97    Novato / Landing                        2,416,000      3,746,000       6,162,000       732,000
  10/1/97    St. Louis / Lindberg                      584,000      1,713,000       2,297,000       315,000
  10/1/97    Oakland/International                     358,000      1,775,000       2,133,000       326,000
  10/1/97    Stockton / March Lane                     663,000      1,508,000       2,171,000       285,000
  10/1/97    Des Plaines / Golf Rd                   1,363,000      3,315,000       4,678,000       643,000
  10/1/97    Morton Grove / Wauke                    2,658,000      3,403,000       6,061,000       809,000
  10/1/97    Los Angeles / Jefferson                 1,090,000      1,814,000       2,904,000       326,000
  10/1/97    Los Angeles / Martin                      869,000      1,252,000       2,121,000       236,000
  10/1/97    San Leandro / E. 14t                      627,000      1,396,000       2,023,000       256,000
  10/1/97    Tucson / Tanque Verde                     345,000      1,856,000       2,201,000       313,000
  10/1/97    Randolph / Warren St                    2,330,000      2,361,000       4,691,000       365,000
  10/1/97    Forrestville / Penn.                    1,056,000      2,571,000       3,627,000       471,000
  10/1/97    Bridgeport / Wordin                     4,877,000      3,328,000       8,205,000       562,000
  10/1/97    North Hollywood/Vine                      906,000      2,551,000       3,457,000       433,000

                                                                                                                Adjustments
                                                                                                                  Resulting
                                                                         Initial Cost                             from the
                                                                    --------------------------      Costs        Acquisition
    Date                                                                          Buildings &     Subsequent     of Minority
  Acquired                Description             Encumbrances        Land       Improvements   to Acquisition    interests
------------ ---------------------------------    ------------      -----------  -------------  --------------- -------------
  10/1/97    Santa Cruz / Portola                            -         535,000       1,526,000        133,000          23,000
  10/1/97    Hyde Park / River St                            -         626,000       1,748,000        206,000          26,000
  10/1/97    Dublin / San Ramon Rd                           -         942,000       1,999,000        146,000          26,000
  10/1/97    Vallejo / Humboldt                              -         473,000       1,651,000        104,000          24,000
  10/1/97    Fremont/Warm Springs                            -         848,000       2,885,000        187,000          42,000
  10/1/97    Seattle / Stone Way                             -         829,000       2,180,000        250,000          33,000
  10/1/97    W. Olympia                                      -         149,000       1,096,000        246,000          17,000
  10/1/97    Mercer/Parkside Ave                             -         359,000       1,763,000        165,000          26,000
  10/1/97    Bridge Water / Main                             -         445,000       2,054,000        238,000          30,000
  10/1/97    Norwalk / Hoyt Street                           -       2,369,000       3,049,000        428,000          47,000
  11/2/97    Lansing, IL                                     -         758,000       1,768,000        100,000               -
  11/7/97    Phoenix, AZ                                     -       1,197,000       2,793,000         77,000               -
  11/13/97   Tinley Park, IL                                 -       1,422,000       3,319,000         26,000               -
  3/17/98    Houston/De Soto Dr.                             -         659,000       1,537,000         47,000               -
  3/17/98    Houston / East Freeway                          -         593,000       1,384,000         80,000               -
  3/17/98    Austin/Ben White Bl                             -         692,000       1,614,000         38,000               -
  3/17/98    Arlington/E.Pioneer                             -         922,000       2,152,000         54,000               -
  3/17/98    Las Vegas/Tropicana                             -       1,285,000       2,998,000         75,000               -
  3/17/98    Branford / Summit Place                         -         728,000       1,698,000         71,000               -
  3/17/98    Las Vegas / Charleston                          -         791,000       1,845,000         54,000               -
  3/17/98    So. San Francisco                               -       1,550,000       3,617,000         57,000               -
  3/17/98    Pasadena / Arroyo Prkwy                         -       3,005,000       7,012,000         80,000               -
  3/17/98    Tempe / E. Broadway                             -         633,000       1,476,000         68,000               -
  3/17/98    Phoenix / N. 43rd Ave                           -         443,000       1,033,000         77,000               -
  3/17/98    Phoenix/No. 43rd                                -         380,000         886,000         45,000               -
  3/17/98    Phoenix / Black Canyon                          -         380,000         886,000         46,000               -
  3/17/98    Phoenix/Black Canyon                            -         136,000         317,000        110,000               -
  3/17/98    Nesconset / Southern                            -       1,423,000       3,321,000         57,000               -
   4/1/98    Patchogue/W.Sunrise                             -         936,000       2,184,000         52,000               -
   4/1/98    Havertown/West Chester                          -       1,254,000       2,926,000         36,000               -
   4/1/98    Schiller Park/River                             -         568,000       1,390,000         16,000               -



                                                             Gross Carrying Amount
                                                             At December 31, 2000
    Date                                          --------------------------------------------   Accumulated
  Acquired                Description                Land          Buildings         Total       Depreciation
------------ ---------------------------------    -------------   -----------     ------------  --------------
  10/1/97    Santa Cruz / Portola                      535,000      1,682,000       2,217,000       289,000
  10/1/97    Hyde Park / River St                      626,000      1,980,000       2,606,000       320,000
  10/1/97    Dublin / San Ramon Rd                     942,000      2,171,000       3,113,000       440,000
  10/1/97    Vallejo / Humboldt                        473,000      1,779,000       2,252,000       307,000
  10/1/97    Fremont/Warm Springs                      848,000      3,114,000       3,962,000       502,000
  10/1/97    Seattle / Stone Way                       829,000      2,463,000       3,292,000       377,000
  10/1/97    W. Olympia                                149,000      1,359,000       1,508,000       206,000
  10/1/97    Mercer/Parkside Ave                       359,000      1,954,000       2,313,000       320,000
  10/1/97    Bridge Water / Main                       445,000      2,322,000       2,767,000       371,000
  10/1/97    Norwalk / Hoyt Street                   2,369,000      3,524,000       5,893,000       517,000
  11/2/97    Lansing, IL                               758,000      1,868,000       2,626,000       276,000
  11/7/97    Phoenix, AZ                             1,197,000      2,870,000       4,067,000       403,000
  11/13/97   Tinley Park, IL                         1,422,000      3,345,000       4,767,000       430,000
  3/17/98    Houston/De Soto Dr.                       659,000      1,584,000       2,243,000       189,000
  3/17/98    Houston / East Freeway                    593,000      1,464,000       2,057,000       182,000
  3/17/98    Austin/Ben White Bl                       692,000      1,652,000       2,344,000       195,000
  3/17/98    Arlington/E.Pioneer                       922,000      2,206,000       3,128,000       259,000
  3/17/98    Las Vegas/Tropicana                     1,285,000      3,073,000       4,358,000       349,000
  3/17/98    Branford / Summit Place                   728,000      1,769,000       2,497,000       211,000
  3/17/98    Las Vegas / Charleston                    791,000      1,899,000       2,690,000       223,000
  3/17/98    So. San Francisco                       1,550,000      3,674,000       5,224,000       420,000
  3/17/98    Pasadena / Arroyo Prkwy                 3,005,000      7,092,000      10,097,000       793,000
  3/17/98    Tempe / E. Broadway                       633,000      1,544,000       2,177,000       175,000
  3/17/98    Phoenix / N. 43rd Ave                     443,000      1,110,000       1,553,000       137,000
  3/17/98    Phoenix/No. 43rd                          380,000        931,000       1,311,000       111,000
  3/17/98    Phoenix / Black Canyon                    380,000        932,000       1,312,000       118,000
  3/17/98    Phoenix/Black Canyon                      136,000        427,000         563,000        46,000
  3/17/98    Nesconset / Southern                    1,423,000      3,378,000       4,801,000       384,000
   4/1/98    Patchogue/W.Sunrise                       936,000      2,236,000       3,172,000       274,000
   4/1/98    Havertown/West Chester                  1,249,000      2,967,000       4,216,000       357,000
   4/1/98    Schiller Park/River                       568,000      1,406,000       1,974,000       183,000

                                                                                                                Adjustments
                                                                                                                  Resulting
                                                                         Initial Cost                             from the
                                                                    --------------------------      Costs        Acquisition
    Date                                                                          Buildings &     Subsequent     of Minority
  Acquired                Description             Encumbrances        Land       Improvements   to Acquisition    interests
------------ ---------------------------------    ------------      -----------  -------------  --------------- -------------
   4/1/98    Chicago / Cuyler                                -       1,400,000       2,695,000         55,000               -
   4/1/98    Chicago Heights/West                            -         468,000       1,804,000         40,000               -
   4/1/98    Arlington Hts/University                        -         670,000       3,004,000         61,000               -
   4/1/98    Cicero / Ogden                                  -       1,678,000       2,266,000         57,000               -
   4/1/98    Chicago/W. Howard St.                           -         974,000       2,875,000         63,000               -
   4/1/98    Chicago/N. Western Ave                          -       1,453,000       3,205,000         68,000               -
   4/1/98    Chicago/Northwest Hwy                           -         925,000       2,412,000         36,000               -
   4/1/98    Chicago/N. Wells St.                            -       1,446,000       2,828,000         68,000               -
   4/1/98    Chicago / Pulaski Rd.                           -       1,276,000       2,858,000         23,000               -
   4/1/98    Artesia / Artesia                               -         625,000       1,419,000         69,000               -
   4/1/98    Arcadia / Lower Azusa                           -         821,000       1,369,000         30,000               -
   4/1/98    Manassas / Centreville                          -         405,000       2,137,000        124,000               -
   4/1/98    La Downtwn/10 Fwy                               -       1,608,000       3,358,000         95,000               -
   4/1/98    Bellevue / Northup                              -       1,232,000       3,306,000        188,000               -
   4/1/98    Hollywood/Cole & Wilshire                       -       1,590,000       1,785,000         44,000               -
   4/1/98    Atlanta/John Wesley                             -       1,233,000       1,665,000        127,000               -
   4/1/98    Montebello/S. Maple                             -       1,274,000       2,299,000         45,000               -
   4/1/98    Lake City/Forest Park                           -         248,000       1,445,000         61,000               -
   4/1/98    Baltimore / W. Patap                            -         403,000       2,650,000         66,000               -
   4/1/98    Fraser/Groesbeck Hwy                            -         368,000       1,796,000         39,000               -
   4/1/98    Vallejo / Mini Drive                            -         560,000       1,803,000         39,000               -
   4/1/98    San Diego/54th & Euclid                         -         952,000       2,550,000         51,000               -
   4/1/98    Miami / 5th Street                              -       2,327,000       3,234,000         68,000               -
   4/1/98    Silver Spring/Hill                              -         922,000       2,080,000         75,000               -
   4/1/98    Chicago/E. 95th St.                             -         397,000       2,357,000         38,000               -
   4/1/98    Chicago / S. Harlem                             -         791,000       1,424,000         47,000               -
   4/1/98    St. Charles /Highway                            -         623,000       1,501,000         73,000               -
   4/1/98    Chicago/Burr Ridge Rd.                          -         421,000       2,165,000         32,000               -
   4/1/98    St. Louis / Hwy. 141                            -         659,000       1,628,000        430,000               -
   4/1/98    Island Park / Austin                            -       2,313,000       3,015,000      1,290,000               -
   4/1/98    Yonkers / Route 9a                              -       1,722,000       3,823,000         64,000               -



                                                             Gross Carrying Amount
                                                             At December 31, 2000
    Date                                          --------------------------------------------   Accumulated
  Acquired                Description                Land          Buildings         Total       Depreciation
------------ ---------------------------------    -------------   -----------     ------------  --------------
   4/1/98    Chicago / Cuyler                        1,400,000      2,750,000       4,150,000       378,000
   4/1/98    Chicago Heights/West                      468,000      1,844,000       2,312,000       255,000
   4/1/98    Arlington Hts/University                  670,000      3,065,000       3,735,000       403,000
   4/1/98    Cicero / Ogden                          1,678,000      2,323,000       4,001,000       322,000
   4/1/98    Chicago/W. Howard St.                     974,000      2,938,000       3,912,000       411,000
   4/1/98    Chicago/N. Western Ave                  1,453,000      3,273,000       4,726,000       439,000
   4/1/98    Chicago/Northwest Hwy                     925,000      2,448,000       3,373,000       329,000
   4/1/98    Chicago/N. Wells St.                    1,446,000      2,896,000       4,342,000       386,000
   4/1/98    Chicago / Pulaski Rd.                   1,276,000      2,881,000       4,157,000       375,000
   4/1/98    Artesia / Artesia                         625,000      1,488,000       2,113,000       285,000
   4/1/98    Arcadia / Lower Azusa                     821,000      1,399,000       2,220,000       279,000
   4/1/98    Manassas / Centreville                    405,000      2,261,000       2,666,000       434,000
   4/1/98    La Downtwn/10 Fwy                       1,608,000      3,453,000       5,061,000       654,000
   4/1/98    Bellevue / Northup                      1,232,000      3,494,000       4,726,000       664,000
   4/1/98    Hollywood/Cole & Wilshire               1,590,000      1,829,000       3,419,000       351,000
   4/1/98    Atlanta/John Wesley                     1,233,000      1,792,000       3,025,000       388,000
   4/1/98    Montebello/S. Maple                     1,274,000      2,344,000       3,618,000       451,000
   4/1/98    Lake City/Forest Park                     248,000      1,506,000       1,754,000       287,000
   4/1/98    Baltimore / W. Patap                      403,000      2,716,000       3,119,000       493,000
   4/1/98    Fraser/Groesbeck Hwy                      368,000      1,835,000       2,203,000       343,000
   4/1/98    Vallejo / Mini Drive                      560,000      1,842,000       2,402,000       355,000
   4/1/98    San Diego/54th & Euclid                   952,000      2,601,000       3,553,000       601,000
   4/1/98    Miami / 5th Street                      2,327,000      3,302,000       5,629,000       719,000
   4/1/98    Silver Spring/Hill                        922,000      2,155,000       3,077,000       494,000
   4/1/98    Chicago/E. 95th St.                       397,000      2,395,000       2,792,000       559,000
   4/1/98    Chicago / S. Harlem                       791,000      1,471,000       2,262,000       341,000
   4/1/98    St. Charles /Highway                      623,000      1,574,000       2,197,000       375,000
   4/1/98    Chicago/Burr Ridge Rd.                    421,000      2,197,000       2,618,000       517,000
   4/1/98    St. Louis / Hwy. 141                      681,000      2,036,000       2,717,000       368,000
   4/1/98    Island Park / Austin                    2,389,000      4,229,000       6,618,000       712,000
   4/1/98    Yonkers / Route 9a                      1,722,000      3,887,000       5,609,000       860,000

                                                                                                                Adjustments
                                                                                                                  Resulting
                                                                         Initial Cost                             from the
                                                                    --------------------------      Costs        Acquisition
    Date                                                                          Buildings &     Subsequent     of Minority
  Acquired                Description             Encumbrances        Land       Improvements   to Acquisition    interests
------------ ---------------------------------    ------------      -----------  -------------  --------------- -------------
   4/1/98    Silverlake/Glendale                             -       2,314,000       5,481,000         85,000               -
   4/1/98    Akron / Brittain Rd.                            -         275,000       2,248,000       (212,000)              -
   4/1/98    Chicago/Harlem Ave                              -       1,430,000       3,038,000         61,000               -
   4/1/98    Bethesda / Butler Rd                            -       1,146,000       2,509,000         46,000               -
   4/1/98    Dundalk / Wise Ave                              -         447,000       2,005,000         39,000               -
   4/1/98    Dallas / Kingsly                                -       1,095,000       1,712,000         45,000               -
   5/1/98    Berkeley / 2nd St.                              -       1,914,000       4,466,000      (210,000)               -
   5/8/98    Cleveland / W. 117th                            -         930,000       2,277,000        114,000               -
   5/8/98    La /Venice Blvd                                 -       1,470,000       3,599,000         51,000               -
   5/8/98    Aurora / Farnsworth                             -         960,000       2,350,000         40,000               -
   5/8/98    Santa Rosa / Hopper                             -       1,020,000       2,497,000         40,000               -
   5/8/98    Golden Valley / Winn                            -         630,000       1,542,000         57,000               -
   5/8/98    St. Louis / Benham                              -         810,000       1,983,000         75,000               -
   5/8/98    Chicago / S. Chicago                            -         840,000       2,057,000         22,000               -
  5/20/98    Boynton Beach / S. C.                           -       1,299,000       3,034,000         87,000               -
   6/1/98    Renton / Sw 39th St.                            -         725,000       2,196,000        291,000               -
  6/29/98    Pompano Bch/Center Port Circle                  -         795,000       2,312,000        694,000               -
  10/1/98    El Segundo / Sepulveda                          -       6,586,000       5,795,000         32,000               -
  10/1/98    Atlanta / Memorial Dr.                          -         414,000       2,239,000        105,000               -
  10/1/98    Chicago / W. 79th St                            -         861,000       2,789,000        181,000               -
  10/1/98    Chicago / N. Broadway                           -       1,918,000       3,824,000         96,000               -
  10/1/98    Tacoma / Orchard                                -         358,000       1,987,000         53,000               -
  10/1/98    St. Louis / Gravois                             -         312,000       2,327,000         91,000               -
  10/1/98    White Bear Lake                                 -         578,000       2,079,000         46,000               -
  10/1/98    Santa Cruz / Soquel                             -         832,000       2,385,000         57,000               -
  10/1/98    Coon Rapids / Hwy 10                            -         330,000       1,646,000         40,000               -
  10/1/98    Oxnard / Hueneme Rd                             -         923,000       3,925,000         61,000               -
  10/1/98    Vancouver/ Millplain                            -         343,000       2,000,000         58,000               -
  10/1/98    Tigard / Mc Ewan                                -         597,000       1,652,000         63,000               -
  10/1/98    Griffith / Cline                                -         299,000       2,118,000         17,000               -
  10/1/98    Miami / Sunset Drive                            -       1,656,000       2,321,000         28,000               -



                                                             Gross Carrying Amount
                                                             At December 31, 2000
    Date                                          --------------------------------------------   Accumulated
  Acquired                Description                Land          Buildings         Total       Depreciation
------------ ---------------------------------    -------------   -----------     ------------  --------------
   4/1/98    Silverlake/Glendale                     2,314,000      5,566,000       7,880,000     1,220,000
   4/1/98    Akron / Brittain Rd.                      284,000      2,027,000       2,311,000       463,000
   4/1/98    Chicago/Harlem Ave                      1,430,000      3,099,000       4,529,000       685,000
   4/1/98    Bethesda / Butler Rd                    1,146,000      2,555,000       3,701,000       536,000
   4/1/98    Dundalk / Wise Ave                        447,000      2,044,000       2,491,000       414,000
   4/1/98    Dallas / Kingsly                        1,095,000      1,757,000       2,852,000       338,000
   5/1/98    Berkeley / 2nd St.                      1,837,000      4,333,000       6,170,000       481,000
   5/8/98    Cleveland / W. 117th                      930,000      2,391,000       3,321,000       261,000
   5/8/98    La /Venice Blvd                         1,470,000      3,650,000       5,120,000       378,000
   5/8/98    Aurora / Farnsworth                       960,000      2,390,000       3,350,000       252,000
   5/8/98    Santa Rosa / Hopper                     1,020,000      2,537,000       3,557,000       269,000
   5/8/98    Golden Valley / Winn                      630,000      1,599,000       2,229,000       181,000
   5/8/98    St. Louis / Benham                        810,000      2,058,000       2,868,000       228,000
   5/8/98    Chicago / S. Chicago                      840,000      2,079,000       2,919,000       218,000
  5/20/98    Boynton Beach / S. C.                   1,299,000      3,121,000       4,420,000       341,000
   6/1/98    Renton / Sw 39th St.                      725,000      2,487,000       3,212,000       304,000
  6/29/98    Pompano Bch/Center Port Circle            795,000      3,006,000       3,801,000       335,000
  10/1/98    El Segundo / Sepulveda                  6,586,000      5,827,000      12,413,000       595,000
  10/1/98    Atlanta / Memorial Dr.                    414,000      2,344,000       2,758,000       248,000
  10/1/98    Chicago / W. 79th St                      861,000      2,970,000       3,831,000       306,000
  10/1/98    Chicago / N. Broadway                   1,918,000      3,920,000       5,838,000       413,000
  10/1/98    Tacoma / Orchard                          358,000      2,040,000       2,398,000       221,000
  10/1/98    St. Louis / Gravois                       312,000      2,418,000       2,730,000       256,000
  10/1/98    White Bear Lake                           578,000      2,125,000       2,703,000       222,000
  10/1/98    Santa Cruz / Soquel                       832,000      2,442,000       3,274,000       259,000
  10/1/98    Coon Rapids / Hwy 10                      330,000      1,686,000       2,016,000       180,000
  10/1/98    Oxnard / Hueneme Rd                       923,000      3,986,000       4,909,000       411,000
  10/1/98    Vancouver/ Millplain                      343,000      2,058,000       2,401,000       224,000
  10/1/98    Tigard / Mc Ewan                          597,000      1,715,000       2,312,000       190,000
  10/1/98    Griffith / Cline                          299,000      2,135,000       2,434,000       221,000
  10/1/98    Miami / Sunset Drive                    1,656,000      2,349,000       4,005,000       246,000

                                                                                                                Adjustments
                                                                                                                  Resulting
                                                                         Initial Cost                             from the
                                                                    --------------------------      Costs        Acquisition
    Date                                                                          Buildings &     Subsequent     of Minority
  Acquired                Description             Encumbrances        Land       Improvements   to Acquisition    interests
------------ ---------------------------------    ------------      -----------  -------------  --------------- -------------
  10/1/98    Farmington / 9 Mile                             -         580,000       2,526,000         29,000               -
  10/1/98    Los Gatos / University                          -       2,234,000       3,890,000         42,000               -
  10/1/98    N. Hollywood                                    -       1,484,000       3,143,000         28,000               -
  10/1/98    Petaluma / Transport                            -         460,000       1,840,000         44,000               -
  10/1/98    Chicago / 111th                                 -         341,000       2,898,000         27,000               -
  10/1/98    Upper Darby / Market                            -         808,000       5,011,000         75,000               -
  10/1/98    San Jose / Santa                                -         966,000       3,870,000         67,000               -
  10/1/98    San Diego / Morena                              -       3,173,000       5,469,000         54,000               -
  10/1/98    Brooklyn /Rockaway Ave                          -       6,272,000       9,691,000        122,000               -
  10/1/98    Revere / Charger St                             -       1,997,000       3,727,000         86,000               -
  10/1/98    Las Vegas / E. Charles                          -         602,000       2,545,000         70,000               -
  10/1/98    Laurel / Baltimore Ave                          -       1,899,000       4,498,000         58,000               -
  10/1/98    East La/Figueroa & 4th                          -       1,213,000       2,689,000         30,000               -
  10/1/98    Oldsmar / Tampa Road                            -         760,000       2,154,000         35,000               -
  10/1/98    Ft. Lauderdale /S.W.                            -       1,046,000       2,928,000         25,000               -
  10/1/98    Miami / Nw 73rd St                              -       1,050,000       3,064,000         50,000               -
  10/1/98    Dallas / Greenville                             -       1,933,000       2,892,000         25,000               -
  12/9/98    Miami / Nw 115th Ave                            -       1,095,000       2,349,000        154,000               -
   1/1/99    New Orleans/St.Charles                          -       1,463,000       2,634,000         23,000               -
   1/6/99    Brandon / E. Brandon Blvd                       -       1,560,000       3,695,000         50,000               -
  3/12/99    St. Louis / N. Lindbergh Blvd.                  -       1,688,000       3,939,000         48,000               -
  3/12/99    St. Louis /Vandeventer Midtown                  -         699,000       1,631,000         50,000               -
  3/12/99    St. Ann / Maryland Heights                      -       1,035,000       2,414,000         47,000               -
  3/12/99    Florissant / N. Hwy 67                          -         971,000       2,265,000         43,000               -
  3/12/99    Ferguson Area-W.Florissant                      -       1,194,000       2,732,000         81,000               -
  3/12/99    Florissant / New Halls Ferry Rd                 -       1,144,000       2,670,000         78,000               -
  3/12/99    St. Louis / Airport                             -         785,000       1,833,000         18,000               -
  3/12/99    St. Louis/ S.Third St                           -       1,096,000       2,557,000         36,000               -
  3/12/99    Kansas City / E. 47th St.                       -         610,000       1,424,000         28,000               -
  3/12/99    Kansas City /E. 67th Terrace                    -       1,136,000       2,643,000         42,000               -
  3/12/99    Kansas City / James A. Reed Rd                  -         749,000       1,748,000         41,000               -



                                                             Gross Carrying Amount
                                                             At December 31, 2000
    Date                                          --------------------------------------------   Accumulated
  Acquired                Description                Land          Buildings         Total       Depreciation
------------ ---------------------------------    -------------   -----------     ------------  --------------
  10/1/98    Farmington / 9 Mile                       580,000      2,555,000       3,135,000       263,000
  10/1/98    Los Gatos / University                  2,234,000      3,932,000       6,166,000       399,000
  10/1/98    N. Hollywood                            1,484,000      3,171,000       4,655,000       326,000
  10/1/98    Petaluma / Transport                      460,000      1,884,000       2,344,000       199,000
  10/1/98    Chicago / 111th                           341,000      2,925,000       3,266,000       303,000
  10/1/98    Upper Darby / Market                      808,000      5,086,000       5,894,000       516,000
  10/1/98    San Jose / Santa                          966,000      3,937,000       4,903,000       409,000
  10/1/98    San Diego / Morena                      3,173,000      5,523,000       8,696,000       566,000
  10/1/98    Brooklyn /Rockaway Ave                  6,272,000      9,813,000      16,085,000     1,008,000
  10/1/98    Revere / Charger St                     1,997,000      3,813,000       5,810,000       395,000
  10/1/98    Las Vegas / E. Charles                    602,000      2,615,000       3,217,000       275,000
  10/1/98    Laurel / Baltimore Ave                  1,899,000      4,556,000       6,455,000       468,000
  10/1/98    East La/Figueroa & 4th                  1,213,000      2,719,000       3,932,000       280,000
  10/1/98    Oldsmar / Tampa Road                      760,000      2,189,000       2,949,000       231,000
  10/1/98    Ft. Lauderdale /S.W.                    1,046,000      2,953,000       3,999,000       306,000
  10/1/98    Miami / Nw 73rd St                      1,050,000      3,114,000       4,164,000       326,000
  10/1/98    Dallas / Greenville                     1,933,000      2,917,000       4,850,000       298,000
  12/9/98    Miami / Nw 115th Ave                    1,102,000      2,496,000       3,598,000       254,000
   1/1/99    New Orleans/St.Charles                  1,463,000      2,657,000       4,120,000       201,000
   1/6/99    Brandon / E. Brandon Blvd               1,560,000      3,745,000       5,305,000       188,000
  3/12/99    St. Louis / N. Lindbergh Blvd.          1,688,000      3,987,000       5,675,000       296,000
  3/12/99    St. Louis /Vandeventer Midtown            699,000      1,681,000       2,380,000       125,000
  3/12/99    St. Ann / Maryland Heights              1,035,000      2,461,000       3,496,000       184,000
  3/12/99    Florissant / N. Hwy 67                    971,000      2,308,000       3,279,000       173,000
  3/12/99    Ferguson Area-W.Florissant              1,194,000      2,813,000       4,007,000       215,000
  3/12/99    Florissant / New Halls Ferry Rd         1,144,000      2,748,000       3,892,000       206,000
  3/12/99    St. Louis / Airport                       785,000      1,851,000       2,636,000       138,000
  3/12/99    St. Louis/ S.Third St                   1,096,000      2,593,000       3,689,000       192,000
  3/12/99    Kansas City / E. 47th St.                 610,000      1,452,000       2,062,000       111,000
  3/12/99    Kansas City /E. 67th Terrace            1,136,000      2,685,000       3,821,000       199,000
  3/12/99    Kansas City / James A. Reed Rd            749,000      1,789,000       2,538,000       133,000

                                                                                                                Adjustments
                                                                                                                  Resulting
                                                                         Initial Cost                             from the
                                                                    --------------------------      Costs        Acquisition
    Date                                                                          Buildings &     Subsequent     of Minority
  Acquired                Description             Encumbrances        Land       Improvements   to Acquisition    interests
------------ ---------------------------------    ------------      -----------  -------------  --------------- -------------
  3/12/99    Independence / 291                              -         871,000       2,032,000         31,000               -
  3/12/99    Raytown / Woodson Rd                            -         915,000       2,134,000         26,000               -
  3/12/99    Kansas City / 34th Main Street                  -         114,000       2,599,000        182,000               -
  3/12/99    Columbia / River Dr                             -         671,000       1,566,000         97,000               -
  3/12/99    Columbia / Buckner Rd                           -         714,000       1,665,000        189,000               -
  3/12/99    Columbia / Decker Park Rd                       -         605,000       1,412,000         73,000               -
  3/12/99    Columbia / Rosewood Dr                          -         777,000       1,814,000         57,000               -
  3/12/99    W. Columbia / Orchard Dr.                       -         272,000         634,000         69,000               -
  3/12/99    W. Columbia / Airport Blvd                      -         493,000       1,151,000         47,000               -
  3/12/99    Greenville / Whitehorse Rd                      -         882,000       2,058,000         61,000               -
  3/12/99    Greenville / Woods Lake Rd                      -         364,000         849,000         68,000               -
  3/12/99    Mauldin / N. Main Street                        -         571,000       1,333,000         90,000               -
  3/12/99    Simpsonville / Grand View Dr                    -         582,000       1,358,000         66,000               -
  3/12/99    Taylors / Wade Hampton Blvd                     -         650,000       1,517,000         95,000               -
  3/12/99    Charleston/Ashley Phosphate B                   -         839,000       1,950,000        114,000               -
  3/12/99    N. Charleston / Dorchester Rd                   -         380,000         886,000         48,000               -
  3/12/99    N. Charleston / Dorchester                      -         487,000       1,137,000         57,000               -
  3/12/99    Charleston / Sam Rittenberg Blvd                -         555,000       1,296,000         69,000               -
  3/12/99    Hilton Head / Office Park Rd                    -       1,279,000       2,985,000         36,000               -
  3/12/99    Columbia / Plumbers Rd                          -         368,000         858,000         83,000               -
  3/12/99    Greenville / Pineknoll Rd                       -         927,000       2,163,000        105,000               -
  3/12/99    Hilton Head / Yacht Cove Dr                     -       1,182,000       2,753,000         71,000               -
  3/12/99    Spartanburg / Chesnee Hwy                       -         533,000       1,244,000         94,000               -
  3/12/99    Charleston / Ashley River Rd                    -       1,114,000       2,581,000         31,000               -
  3/12/99    Columbia / Broad River                          -       1,463,000       3,413,000         92,000               -
  3/12/99    Charlotte / East Wt Harris Blvd                 -         736,000       1,718,000         63,000               -
  3/12/99    Charlotte / North Tryon St.                     -         708,000       1,653,000        100,000               -
  3/12/99    Charlotte / South Blvd                          -         641,000       1,496,000         64,000               -
  3/12/99    Kannapolis / Oregon St                          -         463,000       1,081,000         64,000               -
  3/12/99    Durham / E. Club Blvd                           -         947,000       2,209,000         62,000               -
  3/12/99    Durham / N. Duke St.                            -         769,000       1,794,000         39,000               -




                                                             Gross Carrying Amount
                                                             At December 31, 2000
    Date                                          --------------------------------------------   Accumulated
  Acquired                Description                Land          Buildings         Total       Depreciation
------------ ---------------------------------    -------------   -----------     ------------  --------------
  3/12/99    Independence / 291                        871,000      2,063,000       2,934,000       154,000
  3/12/99    Raytown / Woodson Rd                      915,000      2,160,000       3,075,000       162,000
  3/12/99    Kansas City / 34th Main Street            114,000      2,781,000       2,895,000       184,000
  3/12/99    Columbia / River Dr                       671,000      1,663,000       2,334,000       126,000
  3/12/99    Columbia / Buckner Rd                     714,000      1,854,000       2,568,000       158,000
  3/12/99    Columbia / Decker Park Rd                 605,000      1,485,000       2,090,000       114,000
  3/12/99    Columbia / Rosewood Dr                    777,000      1,871,000       2,648,000       142,000
  3/12/99    W. Columbia / Orchard Dr.                 272,000        703,000         975,000        62,000
  3/12/99    W. Columbia / Airport Blvd                493,000      1,198,000       1,691,000        90,000
  3/12/99    Greenville / Whitehorse Rd                882,000      2,119,000       3,001,000       158,000
  3/12/99    Greenville / Woods Lake Rd                364,000        917,000       1,281,000        71,000
  3/12/99    Mauldin / N. Main Street                  571,000      1,423,000       1,994,000       111,000
  3/12/99    Simpsonville / Grand View Dr              582,000      1,424,000       2,006,000       109,000
  3/12/99    Taylors / Wade Hampton Blvd               650,000      1,612,000       2,262,000       122,000
  3/12/99    Charleston/Ashley Phosphate B             839,000      2,064,000       2,903,000       154,000
  3/12/99    N. Charleston / Dorchester Rd             380,000        934,000       1,314,000        72,000
  3/12/99    N. Charleston / Dorchester                487,000      1,194,000       1,681,000        93,000
  3/12/99    Charleston / Sam Rittenberg Blvd          555,000      1,365,000       1,920,000       106,000
  3/12/99    Hilton Head / Office Park Rd            1,279,000      3,021,000       4,300,000       223,000
  3/12/99    Columbia / Plumbers Rd                    368,000        941,000       1,309,000        73,000
  3/12/99    Greenville / Pineknoll Rd                 927,000      2,268,000       3,195,000       172,000
  3/12/99    Hilton Head / Yacht Cove Dr             1,182,000      2,824,000       4,006,000       208,000
  3/12/99    Spartanburg / Chesnee Hwy                 533,000      1,338,000       1,871,000       105,000
  3/12/99    Charleston / Ashley River Rd            1,114,000      2,612,000       3,726,000       194,000
  3/12/99    Columbia / Broad River                  1,463,000      3,505,000       4,968,000       264,000
  3/12/99    Charlotte / East Wt Harris Blvd           736,000      1,781,000       2,517,000       138,000
  3/12/99    Charlotte / North Tryon St.               708,000      1,753,000       2,461,000       135,000
  3/12/99    Charlotte / South Blvd                    641,000      1,560,000       2,201,000       121,000
  3/12/99    Kannapolis / Oregon St                    463,000      1,145,000       1,608,000        89,000
  3/12/99    Durham / E. Club Blvd                     947,000      2,271,000       3,218,000       171,000
  3/12/99    Durham / N. Duke St.                      769,000      1,833,000       2,602,000       136,000

                                      F-60

                                                                                                                Adjustments
                                                                                                                  Resulting
                                                                         Initial Cost                             from the
                                                                    --------------------------      Costs        Acquisition
    Date                                                                          Buildings &     Subsequent     of Minority
  Acquired                Description             Encumbrances        Land       Improvements   to Acquisition    interests
------------ ---------------------------------    ------------      -----------  -------------  --------------- -------------
  3/12/99    Raleigh / Maitland Dr                           -         679,000       1,585,000         70,000               -
  3/12/99    Greensboro / O'henry Blvd                       -         577,000       1,345,000        107,000               -
  3/12/99    Gastonia / S. York Rd                           -         467,000       1,089,000         82,000               -
  3/12/99    Durham / Kangaroo Dr.                           -       1,102,000       2,572,000        111,000               -
  3/12/99    Pensacola / Brent Lane                          -         402,000         938,000         40,000               -
  3/12/99    Pensacola / Creighton Road                      -         454,000       1,060,000         41,000               -
  3/12/99    Jacksonville / Park Avenue                      -         905,000       2,113,000         77,000               -
  3/12/99    Jacksonville / Phillips Hwy                     -         665,000       1,545,000         81,000               -
  3/12/99    Clearwater / Highland Ave                       -         724,000       1,690,000         58,000               -
  3/12/99    Tarpon Springs / Us Highway 19                  -         892,000       2,081,000         97,000               -
  3/12/99    Orlando /S. Orange Blossom Trail                -       1,229,000       2,867,000         65,000               -
  3/12/99    Casselberry Ii                                  -       1,160,000       2,708,000         57,000               -
  3/12/99    Miami / Nw 14th Street                          -       1,739,000       4,058,000         74,000               -
  3/12/99    Tarpon Springs / Highway 19                     -       1,179,000       2,751,000         56,000               -
  3/12/99    Ft. Myers / Tamiami Trail South                 -         834,000       1,945,000         52,000               -
  3/12/99    Jacksonville / Ft. Caroline Rd.                 -       1,037,000       2,420,000         63,000               -
  3/12/99    Orlando / South Semoran                         -         565,000       1,319,000         34,000               -
  3/12/99    Jacksonville / Southside Blvd.                  -       1,278,000       2,982,000         94,000               -
  3/12/99    Miami / Nw 7th Ave                              -         783,000       1,827,000        103,000               -
  3/12/99    Vero Beach / Us Hwy 1                           -         678,000       1,583,000         48,000               -
  3/12/99    Ponte Vedra / Palm Valley Rd.                   -         745,000       2,749,000        353,000               -
  3/12/99    Miami Lakes / Nw 153rd St.                      -         425,000         992,000         50,000               -
  3/12/99    Deerfield Beach / Sw 10th St.                   -       1,844,000       4,302,000         43,000               -
  3/12/99    Apopka / S. Orange Blossom                      -         307,000         717,000         69,000               -
  3/12/99    Davie / University                              -         313,000       4,379,000        168,000               -
  3/12/99    Arlington / Division                            -         998,000       2,328,000         33,000               -
  3/12/99    Duncanville/S.Cedar Ridge                       -       1,477,000       3,447,000         75,000               -
  3/12/99    Carrollton / Trinity Mills West                 -         530,000       1,237,000         45,000               -
  3/12/99    Houston / Wallisville Rd.                       -         744,000       1,736,000         49,000               -
  3/12/99    Houston / Fondren South                         -         647,000       1,510,000         30,000               -
  3/12/99    Houston / Addicks Satsuma                       -         409,000         954,000         42,000               -



                                                            Gross Carrying Amount
                                                            At December 31, 2000
    Date                                         --------------------------------------------   Accumulated
  Acquired                Description               Land          Buildings         Total       Depreciation
------------ ---------------------------------   -------------   -----------     ------------  --------------
  3/12/99    Raleigh / Maitland Dr                    679,000      1,655,000       2,334,000       125,000
  3/12/99    Greensboro / O'henry Blvd                577,000      1,452,000       2,029,000       114,000
  3/12/99    Gastonia / S. York Rd                    467,000      1,171,000       1,638,000        92,000
  3/12/99    Durham / Kangaroo Dr.                  1,102,000      2,683,000       3,785,000       201,000
  3/12/99    Pensacola / Brent Lane                   402,000        978,000       1,380,000        75,000
  3/12/99    Pensacola / Creighton Road               454,000      1,101,000       1,555,000        83,000
  3/12/99    Jacksonville / Park Avenue               905,000      2,190,000       3,095,000       166,000
  3/12/99    Jacksonville / Phillips Hwy              665,000      1,626,000       2,291,000       127,000
  3/12/99    Clearwater / Highland Ave                724,000      1,748,000       2,472,000       134,000
  3/12/99    Tarpon Springs / Us Highway 19           892,000      2,178,000       3,070,000       165,000
  3/12/99    Orlando /S. Orange Blossom Trail       1,229,000      2,932,000       4,161,000       219,000
  3/12/99    Casselberry Ii                         1,160,000      2,765,000       3,925,000       209,000
  3/12/99    Miami / Nw 14th Street                 1,739,000      4,132,000       5,871,000       309,000
  3/12/99    Tarpon Springs / Highway 19            1,179,000      2,807,000       3,986,000       211,000
  3/12/99    Ft. Myers / Tamiami Trail South          834,000      1,997,000       2,831,000       150,000
  3/12/99    Jacksonville / Ft. Caroline Rd.        1,037,000      2,483,000       3,520,000       187,000
  3/12/99    Orlando / South Semoran                  565,000      1,353,000       1,918,000       103,000
  3/12/99    Jacksonville / Southside Blvd.         1,278,000      3,076,000       4,354,000       229,000
  3/12/99    Miami / Nw 7th Ave                       783,000      1,930,000       2,713,000       150,000
  3/12/99    Vero Beach / Us Hwy 1                    678,000      1,631,000       2,309,000       125,000
  3/12/99    Ponte Vedra / Palm Valley Rd.            745,000      3,102,000       3,847,000       242,000
  3/12/99    Miami Lakes / Nw 153rd St.               425,000      1,042,000       1,467,000        80,000
  3/12/99    Deerfield Beach / Sw 10th St.          1,844,000      4,345,000       6,189,000       321,000
  3/12/99    Apopka / S. Orange Blossom               307,000        786,000       1,093,000        63,000
  3/12/99    Davie / University                       313,000      4,547,000       4,860,000       291,000
  3/12/99    Arlington / Division                     998,000      2,361,000       3,359,000       175,000
  3/12/99    Duncanville/S.Cedar Ridge              1,477,000      3,522,000       4,999,000       264,000
  3/12/99    Carrollton / Trinity Mills West          530,000      1,282,000       1,812,000        98,000
  3/12/99    Houston / Wallisville Rd.                744,000      1,785,000       2,529,000       136,000
  3/12/99    Houston / Fondren South                  647,000      1,540,000       2,187,000       117,000
  3/12/99    Houston / Addicks Satsuma                409,000        996,000       1,405,000        79,000

                                                                                                                Adjustments
                                                                                                                  Resulting
                                                                         Initial Cost                             from the
                                                                    --------------------------      Costs        Acquisition
    Date                                                                          Buildings &     Subsequent     of Minority
  Acquired                Description             Encumbrances        Land       Improvements   to Acquisition    interests
------------ ---------------------------------    ------------      -----------  -------------  --------------- -------------
  3/12/99    Addison / Inwood Road                           -       1,204,000       2,808,000         20,000               -
  3/12/99    Houston / Southwest Freeway                     -       1,394,000       3,253,000         67,000               -
  3/12/99    Garland / Jackson Drive                         -         755,000       1,761,000         43,000               -
  3/12/99    Garland / Buckingham Road                       -         492,000       1,149,000         69,000               -
  3/12/99    Houston / South Main                            -       1,461,000       3,409,000         54,000               -
  3/12/99    Plano / Parker Road-Avenue K                    -       1,517,000       3,539,000         64,000               -
  3/12/99    Houston / Bingle Road                           -         576,000       1,345,000         51,000               -
  3/12/99    Houston / Mangum Road                           -         737,000       1,719,000         70,000               -
  3/12/99    Houston / Hayes Road                            -         916,000       2,138,000         26,000               -
  3/12/99    Katy / Dominion Drive                           -         995,000       2,321,000         24,000               -
  3/12/99    Houston / Fm 1960 West                          -         513,000       1,198,000         62,000               -
  3/12/99    Webster / Fm 528 Road                           -         756,000       1,764,000         44,000               -
  3/12/99    Houston / Loch Katrine Lane                     -         580,000       1,352,000         54,000               -
  3/12/99    Houston / Milwee St.                            -         779,000       1,815,000         68,000               -
  3/12/99    Lewisville / Highway 121                        -         688,000       1,605,000         32,000               -
  3/12/99    Richardson / Central Expressway                 -         465,000       1,085,000         33,000               -
  3/12/99    Houston / Hwy 6 South                           -         569,000       1,328,000         30,000               -
  3/12/99    Houston / Westheimer West                       -       1,075,000       2,508,000         27,000               -
  3/12/99    Ft. Worth / Granbury Road                       -         763,000       1,781,000         29,000               -
  3/12/99    Houston / New Castle                            -       2,346,000       5,473,000         33,000               -
  3/12/99    Dallas / Inwood Road                            -       1,478,000       3,448,000         22,000               -
  3/12/99    Fort Worth / Loop 820 North                     -         729,000       1,702,000         40,000               -
  3/12/99    Carrollton / Marsh Lane South                   -       1,353,000       3,156,000         37,000               -
  3/12/99    Dallas / Forest Central Dr                      -         859,000       2,004,000         50,000               -
  3/12/99    Arlington / Cooper St                           -         779,000       1,818,000         23,000               -
  3/12/99    Webster / Highway 3                             -         677,000       1,580,000         41,000               -
  3/12/99    Augusta / Peach Orchard Rd                      -         860,000       2,007,000        195,000               -
  3/12/99    Martinez / Old Petersburg Rd                    -         407,000         950,000         50,000               -
  3/12/99    Jonesboro / Tara Blvd                           -         785,000       1,827,000         69,000               -
  3/12/99    Atlanta / Briarcliff Rd                         -       2,171,000       5,066,000         88,000               -
  3/12/99    Decatur / N Decatur Rd                          -         933,000       2,177,000        104,000               -



                                                             Gross Carrying Amount
                                                             At December 31, 2000
    Date                                          --------------------------------------------   Accumulated
  Acquired                Description                Land          Buildings         Total       Depreciation
------------ ---------------------------------    -------------   -----------     ------------  --------------
  3/12/99    Addison / Inwood Road                   1,204,000      2,828,000       4,032,000       210,000
  3/12/99    Houston / Southwest Freeway             1,394,000      3,320,000       4,714,000       247,000
  3/12/99    Garland / Jackson Drive                   755,000      1,804,000       2,559,000       138,000
  3/12/99    Garland / Buckingham Road                 492,000      1,218,000       1,710,000        98,000
  3/12/99    Houston / South Main                    1,461,000      3,463,000       4,924,000       258,000
  3/12/99    Plano / Parker Road-Avenue K            1,517,000      3,603,000       5,120,000       272,000
  3/12/99    Houston / Bingle Road                     576,000      1,396,000       1,972,000       111,000
  3/12/99    Houston / Mangum Road                     737,000      1,789,000       2,526,000       140,000
  3/12/99    Houston / Hayes Road                      916,000      2,164,000       3,080,000       163,000
  3/12/99    Katy / Dominion Drive                     995,000      2,345,000       3,340,000       176,000
  3/12/99    Houston / Fm 1960 West                    513,000      1,260,000       1,773,000        96,000
  3/12/99    Webster / Fm 528 Road                     756,000      1,808,000       2,564,000       138,000
  3/12/99    Houston / Loch Katrine Lane               580,000      1,406,000       1,986,000       106,000
  3/12/99    Houston / Milwee St.                      779,000      1,883,000       2,662,000       145,000
  3/12/99    Lewisville / Highway 121                  688,000      1,637,000       2,325,000       125,000
  3/12/99    Richardson / Central Expressway           465,000      1,118,000       1,583,000        86,000
  3/12/99    Houston / Hwy 6 South                     569,000      1,358,000       1,927,000       104,000
  3/12/99    Houston / Westheimer West               1,075,000      2,535,000       3,610,000       190,000
  3/12/99    Ft. Worth / Granbury Road                 763,000      1,810,000       2,573,000       138,000
  3/12/99    Houston / New Castle                    2,214,000      5,638,000       7,852,000       403,000
  3/12/99    Dallas / Inwood Road                    1,478,000      3,470,000       4,948,000       258,000
  3/12/99    Fort Worth / Loop 820 North               729,000      1,742,000       2,471,000       131,000
  3/12/99    Carrollton / Marsh Lane South           1,353,000      3,193,000       4,546,000       238,000
  3/12/99    Dallas / Forest Central Dr                859,000      2,054,000       2,913,000       156,000
  3/12/99    Arlington / Cooper St                     779,000      1,841,000       2,620,000       138,000
  3/12/99    Webster / Highway 3                       677,000      1,621,000       2,298,000       123,000
  3/12/99    Augusta / Peach Orchard Rd                860,000      2,202,000       3,062,000       187,000
  3/12/99    Martinez / Old Petersburg Rd              407,000      1,000,000       1,407,000        80,000
  3/12/99    Jonesboro / Tara Blvd                     785,000      1,896,000       2,681,000       144,000
  3/12/99    Atlanta / Briarcliff Rd                 2,171,000      5,154,000       7,325,000       378,000
  3/12/99    Decatur / N Decatur Rd                    933,000      2,281,000       3,214,000       171,000

                                                                                                                Adjustments
                                                                                                                  Resulting
                                                                         Initial Cost                             from the
                                                                    --------------------------      Costs        Acquisition
    Date                                                                          Buildings &     Subsequent     of Minority
  Acquired                Description             Encumbrances        Land       Improvements   to Acquisition    interests
------------ ---------------------------------    ------------      -----------  -------------  --------------- -------------
  3/12/99    Douglasville / Westmoreland                     -         453,000       1,056,000        125,000               -
  3/12/99    Doraville / Mcelroy Rd                          -         827,000       1,931,000         66,000               -
  3/12/99    Roswell / Alpharetta                            -       1,772,000       4,135,000         36,000               -
  3/12/99    Douglasville / Duralee Lane                     -         533,000       1,244,000         64,000               -
  3/12/99    Douglasville / Highway 5                        -         804,000       1,875,000        232,000               -
  3/12/99    Forest Park / Jonesboro                         -         659,000       1,537,000        134,000               -
  3/12/99    Marietta / Whitlock                             -       1,016,000       2,370,000         74,000               -
  3/12/99    Marietta / Cobb Iv                              -         727,000       1,696,000        116,000               -
  3/12/99    Norcross / Jones Mill Rd                        -       1,142,000       2,670,000         65,000               -
  3/12/99    Norcross / Dawson Blvd                          -       1,232,000       2,874,000         94,000               -
  3/12/99    Forest Park / Old Dixie Hwy                     -         895,000       2,070,000        143,000               -
  3/12/99    Decatur / Covington                             -       1,764,000       4,116,000         47,000               -
  3/12/99    Alpharetta / Maxwell Rd                         -       1,075,000       2,509,000         41,000               -
  3/12/99    Alpharetta / N. Main St                         -       1,240,000       2,893,000         40,000               -
  3/12/99    Atlanta / Bolton Rd                             -         866,000       2,019,000         51,000               -
  3/12/99    Riverdale / Georgia Hwy 85                      -       1,075,000       2,508,000         50,000               -
  3/12/99    Kennesaw / Rutledge Road                        -         803,000       1,874,000         72,000               -
  3/12/99    Lawrenceville / Buford Dr.                      -         256,000         597,000         40,000               -
  3/12/99    Hanover Park / W. Lake Street                   -       1,320,000       3,081,000         39,000               -
  3/12/99    Chicago / W. Jarvis Ave                         -         313,000         731,000         66,000               -
  3/12/99    Chicago / N. Broadway St                        -         535,000       1,249,000         63,000               -
  3/12/99    Carol Stream / Phillips Court                   -         829,000       1,780,000         17,000               -
  3/12/99    Winfield / Roosevelt Road                       -       1,109,000       2,587,000         55,000               -
  3/12/99    Schaumburg / S. Roselle Road                    -         659,000       1,537,000         44,000               -
  3/12/99    Tinley Park / Brennan Hwy                       -         771,000       1,799,000         45,000               -
  3/12/99    Schaumburg / Palmer Drive                       -       1,333,000       3,111,000         62,000               -
  3/12/99    Geneva / Gary Ave                               -       1,072,000       2,501,000         22,000               -
  3/12/99    Naperville / Lasalle Ave                        -       1,501,000       3,502,000         71,000               -
  3/12/99    Mobile / Hillcrest Road                         -         554,000       1,293,000         50,000               -
  3/12/99    Mobile / Azalea Road                            -         517,000       1,206,000         57,000               -
  3/12/99    Mobile / Moffat Road                            -         537,000       1,254,000         67,000               -



                                                             Gross Carrying Amount
                                                             At December 31, 2000
    Date                                          --------------------------------------------   Accumulated
  Acquired                Description                Land          Buildings         Total       Depreciation
------------ ---------------------------------    -------------   -----------     ------------  --------------
  3/12/99    Douglasville / Westmoreland               453,000      1,181,000       1,634,000        84,000
  3/12/99    Doraville / Mcelroy Rd                    827,000      1,997,000       2,824,000       152,000
  3/12/99    Roswell / Alpharetta                    1,772,000      4,171,000       5,943,000       307,000
  3/12/99    Douglasville / Duralee Lane               533,000      1,308,000       1,841,000        99,000
  3/12/99    Douglasville / Highway 5                  804,000      2,107,000       2,911,000       151,000
  3/12/99    Forest Park / Jonesboro                   659,000      1,671,000       2,330,000       124,000
  3/12/99    Marietta / Whitlock                     1,016,000      2,444,000       3,460,000       180,000
  3/12/99    Marietta / Cobb Iv                        727,000      1,812,000       2,539,000       138,000
  3/12/99    Norcross / Jones Mill Rd                1,142,000      2,735,000       3,877,000       205,000
  3/12/99    Norcross / Dawson Blvd                  1,232,000      2,968,000       4,200,000       218,000
  3/12/99    Forest Park / Old Dixie Hwy               895,000      2,213,000       3,108,000       166,000
  3/12/99    Decatur / Covington                     1,764,000      4,163,000       5,927,000       310,000
  3/12/99    Alpharetta / Maxwell Rd                 1,075,000      2,550,000       3,625,000       190,000
  3/12/99    Alpharetta / N. Main St                 1,240,000      2,933,000       4,173,000       217,000
  3/12/99    Atlanta / Bolton Rd                       866,000      2,070,000       2,936,000       154,000
  3/12/99    Riverdale / Georgia Hwy 85              1,075,000      2,558,000       3,633,000       192,000
  3/12/99    Kennesaw / Rutledge Road                  803,000      1,946,000       2,749,000       150,000
  3/12/99    Lawrenceville / Buford Dr.                256,000        637,000         893,000        52,000
  3/12/99    Hanover Park / W. Lake Street           1,320,000      3,120,000       4,440,000       232,000
  3/12/99    Chicago / W. Jarvis Ave                   313,000        797,000       1,110,000        66,000
  3/12/99    Chicago / N. Broadway St                  535,000      1,312,000       1,847,000       107,000
  3/12/99    Carol Stream / Phillips Court             829,000      1,797,000       2,626,000       135,000
  3/12/99    Winfield / Roosevelt Road               1,109,000      2,642,000       3,751,000       196,000
  3/12/99    Schaumburg / S. Roselle Road              659,000      1,581,000       2,240,000       121,000
  3/12/99    Tinley Park / Brennan Hwy                 771,000      1,844,000       2,615,000       141,000
  3/12/99    Schaumburg / Palmer Drive               1,333,000      3,173,000       4,506,000       237,000
  3/12/99    Geneva / Gary Ave                       1,072,000      2,523,000       3,595,000       189,000
  3/12/99    Naperville / Lasalle Ave                1,501,000      3,573,000       5,074,000       272,000
  3/12/99    Mobile / Hillcrest Road                   554,000      1,343,000       1,897,000       104,000
  3/12/99    Mobile / Azalea Road                      517,000      1,263,000       1,780,000        93,000
  3/12/99    Mobile / Moffat Road                      537,000      1,321,000       1,858,000       100,000

                                                                                                                Adjustments
                                                                                                                  Resulting
                                                                         Initial Cost                             from the
                                                                    --------------------------      Costs        Acquisition
    Date                                                                          Buildings &     Subsequent     of Minority
  Acquired                Description             Encumbrances        Land       Improvements   to Acquisition    interests
------------ ---------------------------------    ------------      -----------  -------------  --------------- -------------
  3/12/99    Mobile / Grelot Road                            -         804,000       1,877,000         62,000               -
  3/12/99    Mobile / Government Blvd                        -         407,000         950,000         47,000               -
  3/12/99    New Orleans / Tchoupitoulas                     -       1,092,000       2,548,000         82,000               -
  3/12/99    Louisville / Breckenridge Lane                  -         581,000       1,356,000         41,000               -
  3/12/99    Louisville                                      -         554,000       1,292,000         54,000               -
  3/12/99    Louisville / Poplar Level                       -         463,000       1,080,000         46,000               -
  3/12/99    Chesapeake / Western Branch                     -       1,274,000       2,973,000         60,000               -
  3/12/99    Centreville / Lee Hwy                           -       1,650,000       3,851,000         58,000               -
  3/12/99    Sterling / S. Sterling Blvd                     -       1,282,000       2,992,000         47,000               -
  3/12/99    Manassas / Sudley Road                          -         776,000       1,810,000         51,000               -
  3/12/99    Longmont / Wedgewood Ave                        -         717,000       1,673,000         23,000               -
  3/12/99    Fort Collins / So.College Ave                   -         745,000       1,739,000         31,000               -
  3/12/99    Colo Sprngs / Parkmoor Village                  -         620,000       1,446,000         21,000               -
  3/12/99    Colo Sprngs / Van Teylingen                     -       1,216,000       2,837,000         46,000               -
  3/12/99    Denver / So. Clinton St.                        -         462,000       1,609,000         36,000               -
  3/12/99    Denver / Washington St.                         -         795,000       1,846,000         47,000               -
  3/12/99    Colo Sprngs / Centennial Blvd                   -       1,352,000       3,155,000         16,000               -
  3/12/99    Colo Sprngs / Astrozon Court                    -         810,000       1,889,000         62,000               -
  3/12/99    Arvada / 64th Ave                               -         671,000       1,566,000         26,000               -
  3/12/99    Golden / Simms Street                           -         918,000       2,143,000         65,000               -
  3/12/99    Lawrence / Haskell Ave                          -         636,000       1,484,000         31,000               -
  3/12/99    Overland Park / Hemlock St                      -       1,168,000       2,725,000         32,000               -
  3/12/99    Lenexa / Long St.                               -         720,000       1,644,000         17,000               -
  3/12/99    Shawnee / Hedge Lane Terrace                    -         570,000       1,331,000         42,000               -
  3/12/99    Mission / Foxridge Dr                           -       1,657,000       3,864,000         54,000               -
  3/12/99    Milwaukee / W. Dean Road                        -       1,362,000       3,163,000        187,000               -
  3/12/99    Columbus / Morse Road                           -       1,415,000       3,302,000        114,000               -
  3/12/99    Milford / Branch Hill                           -         527,000       1,229,000         36,000               -
  3/12/99    Fairfield / Dixie                               -         519,000       1,211,000         31,000               -
  3/12/99    Cincinnati / Western Hills                      -         758,000       1,769,000         48,000               -
  3/12/99    Austin / N. Mopac Expressway                    -         865,000       2,791,000         16,000               -



                                                             Gross Carrying Amount
                                                             At December 31, 2000
    Date                                          --------------------------------------------   Accumulated
  Acquired                Description                Land          Buildings         Total       Depreciation
------------ ---------------------------------    -------------   -----------     ------------  --------------
  3/12/99    Mobile / Grelot Road                      804,000      1,939,000       2,743,000       145,000
  3/12/99    Mobile / Government Blvd                  407,000        997,000       1,404,000        77,000
  3/12/99    New Orleans / Tchoupitoulas             1,092,000      2,630,000       3,722,000       193,000
  3/12/99    Louisville / Breckenridge Lane            581,000      1,397,000       1,978,000       106,000
  3/12/99    Louisville                                554,000      1,346,000       1,900,000        99,000
  3/12/99    Louisville / Poplar Level                 463,000      1,126,000       1,589,000        85,000
  3/12/99    Chesapeake / Western Branch             1,274,000      3,033,000       4,307,000       227,000
  3/12/99    Centreville / Lee Hwy                   1,650,000      3,909,000       5,559,000       292,000
  3/12/99    Sterling / S. Sterling Blvd             1,282,000      3,039,000       4,321,000       226,000
  3/12/99    Manassas / Sudley Road                    776,000      1,861,000       2,637,000       140,000
  3/12/99    Longmont / Wedgewood Ave                  717,000      1,696,000       2,413,000       127,000
  3/12/99    Fort Collins / So.College Ave             745,000      1,770,000       2,515,000       133,000
  3/12/99    Colo Sprngs / Parkmoor Village            620,000      1,467,000       2,087,000       111,000
  3/12/99    Colo Sprngs / Van Teylingen             1,216,000      2,883,000       4,099,000       212,000
  3/12/99    Denver / So. Clinton St.                  462,000      1,645,000       2,107,000       106,000
  3/12/99    Denver / Washington St.                   795,000      1,893,000       2,688,000       145,000
  3/12/99    Colo Sprngs / Centennial Blvd           1,352,000      3,171,000       4,523,000       234,000
  3/12/99    Colo Sprngs / Astrozon Court              810,000      1,951,000       2,761,000       144,000
  3/12/99    Arvada / 64th Ave                         671,000      1,592,000       2,263,000       119,000
  3/12/99    Golden / Simms Street                     918,000      2,208,000       3,126,000       166,000
  3/12/99    Lawrence / Haskell Ave                    636,000      1,515,000       2,151,000       115,000
  3/12/99    Overland Park / Hemlock St              1,168,000      2,757,000       3,925,000       204,000
  3/12/99    Lenexa / Long St.                         720,000      1,661,000       2,381,000       124,000
  3/12/99    Shawnee / Hedge Lane Terrace              570,000      1,373,000       1,943,000       103,000
  3/12/99    Mission / Foxridge Dr                   1,657,000      3,918,000       5,575,000       288,000
  3/12/99    Milwaukee / W. Dean Road                1,362,000      3,350,000       4,712,000       254,000
  3/12/99    Columbus / Morse Road                   1,415,000      3,416,000       4,831,000       259,000
  3/12/99    Milford / Branch Hill                     527,000      1,265,000       1,792,000        98,000
  3/12/99    Fairfield / Dixie                         519,000      1,242,000       1,761,000        95,000
  3/12/99    Cincinnati / Western Hills                758,000      1,817,000       2,575,000       136,000
  3/12/99    Austin / N. Mopac Expressway              865,000      2,807,000       3,672,000       165,000

                                                                                                                Adjustments
                                                                                                                  Resulting
                                                                         Initial Cost                             from the
                                                                    --------------------------      Costs        Acquisition
    Date                                                                          Buildings &     Subsequent     of Minority
  Acquired                Description             Encumbrances        Land       Improvements   to Acquisition    interests
------------ ---------------------------------    ------------      -----------  -------------  --------------- -------------
  3/12/99    Atlanta / Dunwoody Place                        -       1,410,000       3,296,000        151,000               -
  3/12/99    Kennedale/Bowman Sprgs                          -         425,000         991,000         33,000               -
  3/12/99    Colo Sprngs/N.Powers                            -       1,124,000       2,622,000         99,000               -
  3/12/99    St. Louis/S. Third St                           -         206,000         480,000          9,000               -
  3/12/99    Orlando / L.B. Mcleod Road                      -         521,000       1,217,000         22,000               -
  3/12/99    Jacksonville / Roosevelt Blvd.                  -         851,000       1,986,000        135,000               -
  3/12/99    Miami-Kendall / Sw 84th Street                  -         935,000       2,180,000         50,000               -
  3/12/99    North Miami Beach / 69th St                     -       1,594,000       3,720,000         61,000               -
  3/12/99    Miami Beach / Dade Blvd                         -         962,000       2,245,000         41,000               -
  3/12/99    Chicago / N. Natchez Ave                        -       1,684,000       3,930,000         70,000               -
  3/12/99    Chicago / W. Cermak Road                        -       1,294,000       3,019,000        270,000               -
  3/12/99    Kansas City / State Ave                         -         645,000       1,505,000         63,000               -
  3/12/99    Lenexa / Santa Fe Trail Road                    -         713,000       1,663,000         53,000               -
  3/12/99    Waukesha / Foster Court                         -         765,000       1,785,000         25,000               -
  3/12/99    Chicago / West 47th St.                         -         705,000       1,645,000         26,000               -
  3/12/99    Carol Stream / S. Main Place                    -       1,320,000       3,079,000         63,000               -
  3/12/99    Carpentersville /N. Western Ave                 -         911,000       2,120,000         48,000               -
  3/12/99    Elgin / E. Chicago St.                          -         570,000       2,163,000         42,000               -
  3/12/99    Elgin / Big Timber Road                         -       1,347,000       3,253,000        139,000               -
  3/12/99    Chicago / S. Pulaski Road                       -         458,000       2,118,000        205,000               -
  3/12/99    Aurora / Business 30                            -         900,000       2,097,000         48,000               -
  3/12/99    River Grove / N. 5th Ave.                       -       1,094,000       2,552,000        213,000               -
  3/12/99    St. Charles / E. Main St.                       -         951,000       2,220,000        191,000               -
  3/12/99    Streamwood / Old Church Road                    -         855,000       1,991,000         24,000               -
  3/12/99    Mt. Prospect / Central Road                     -         802,000       1,847,000         82,000               -
  3/31/99    Forest Park                                     -         270,000       3,378,000        966,000               -
   4/1/99    Fresno                                     61,000          44,000         206,000      (318,000)         804,000
   5/1/99    Stockton                                  222,000         151,000         402,000      (257,000)       2,017,000
  6/30/99    Winter Park/N. Semor                            -         342,000         638,000        345,000         737,000
  6/30/99    N. Richland Hills/Da                            -         455,000         769,000        188,000         824,000
  6/30/99    Rolling Meadows/Lois                            -         441,000         849,000        257,000         898,000



                                                             Gross Carrying Amount
                                                             At December 31, 2000
    Date                                          --------------------------------------------   Accumulated
  Acquired                Description                Land          Buildings         Total       Depreciation
------------ ---------------------------------    -------------   -----------     ------------  --------------
  3/12/99    Atlanta / Dunwoody Place                1,410,000      3,447,000       4,857,000       207,000
  3/12/99    Kennedale/Bowman Sprgs                    425,000      1,024,000       1,449,000        77,000
  3/12/99    Colo Sprngs/N.Powers                    1,124,000      2,721,000       3,845,000       201,000
  3/12/99    St. Louis/S. Third St                     206,000        489,000         695,000        39,000
  3/12/99    Orlando / L.B. Mcleod Road                521,000      1,239,000       1,760,000        94,000
  3/12/99    Jacksonville / Roosevelt Blvd.            851,000      2,121,000       2,972,000       156,000
  3/12/99    Miami-Kendall / Sw 84th Street            935,000      2,230,000       3,165,000       168,000
  3/12/99    North Miami Beach / 69th St             1,594,000      3,781,000       5,375,000       284,000
  3/12/99    Miami Beach / Dade Blvd                   962,000      2,286,000       3,248,000       171,000
  3/12/99    Chicago / N. Natchez Ave                1,684,000      4,000,000       5,684,000       295,000
  3/12/99    Chicago / W. Cermak Road                1,294,000      3,289,000       4,583,000       270,000
  3/12/99    Kansas City / State Ave                   645,000      1,568,000       2,213,000       116,000
  3/12/99    Lenexa / Santa Fe Trail Road              713,000      1,716,000       2,429,000       126,000
  3/12/99    Waukesha / Foster Court                   765,000      1,810,000       2,575,000       138,000
  3/12/99    Chicago / West 47th St.                   705,000      1,671,000       2,376,000       126,000
  3/12/99    Carol Stream / S. Main Place            1,320,000      3,142,000       4,462,000       236,000
  3/12/99    Carpentersville /N. Western Ave           911,000      2,168,000       3,079,000       165,000
  3/12/99    Elgin / E. Chicago St.                    570,000      2,205,000       2,775,000       152,000
  3/12/99    Elgin / Big Timber Road                 1,347,000      3,392,000       4,739,000       255,000
  3/12/99    Chicago / S. Pulaski Road                 458,000      2,323,000       2,781,000       133,000
  3/12/99    Aurora / Business 30                      900,000      2,145,000       3,045,000       162,000
  3/12/99    River Grove / N. 5th Ave.               1,130,000      2,729,000       3,859,000       285,000
  3/12/99    St. Charles / E. Main St.                 982,000      2,380,000       3,362,000       249,000
  3/12/99    Streamwood / Old Church Road              855,000      2,015,000       2,870,000       152,000
  3/12/99    Mt. Prospect / Central Road               802,000      1,929,000       2,731,000       147,000
  3/31/99    Forest Park                               270,000      4,344,000       4,614,000       873,000
   4/1/99    Fresno                                    326,000        410,000         736,000       424,000
   5/1/99    Stockton                                  796,000      1,517,000       2,313,000       696,000
  6/30/99    Winter Park/N. Semor                      426,000      1,636,000       2,062,000        78,000
  6/30/99    N. Richland Hills/Da                      568,000      1,668,000       2,236,000        79,000
  6/30/99    Rolling Meadows/Lois                      550,000      1,895,000       2,445,000        89,000

                                                                                                                Adjustments
                                                                                                                  Resulting
                                                                         Initial Cost                             from the
                                                                    --------------------------      Costs        Acquisition
    Date                                                                          Buildings &     Subsequent     of Minority
  Acquired                Description             Encumbrances        Land       Improvements   to Acquisition    interests
------------ ---------------------------------    ------------      -----------  -------------  --------------- -------------
  6/30/99    Gresham/Burnside Cou                            -         354,000         544,000        173,000         629,000
  6/30/99    Jacksonville/Univers                            -         211,000         741,000        177,000         702,000
  6/30/99    Irving/W. Airport Fw                            -         419,000         960,000        166,000         935,000
  6/30/99    Houston/Highway 6 So                            -         751,000       1,006,000        266,000       1,136,000
  6/30/99    Concord/Arnold Indus                            -         827,000       1,553,000        244,000       1,567,000
  6/30/99    Rockville/Gude Drive                            -         602,000         768,000        265,000         933,000
  6/30/99    Bradenton/Cortez Roa                            -         476,000         885,000        187,000         912,000
  6/30/99    San Antonio/Nw Loop                             -         511,000         786,000        147,000         846,000
  6/30/99    Anaheim / La Palma                              -       1,378,000         851,000        159,000       1,231,000
  6/30/99    Spring Valley/Sweetw                            -         271,000         380,000         71,000         418,000
  6/30/99    Ft. Myers/Tamiami Tr                            -         948,000         962,000        254,000       1,209,000
  6/30/99    Littleton/Centennial                            -         421,000         804,000        144,000         806,000
  6/30/99    Newark/Cedar Blvd  (                            -         729,000         971,000        179,000       1,064,000
  6/30/99    Falls Church/Columbi                            -         901,000         975,000        180,000       1,139,000
  6/30/99    Fairfax / Lee Highwa                            -         586,000       1,078,000        213,000       1,104,000
  6/30/99    Wheat Ridge / W. 44t                            -         480,000         789,000        157,000         822,000
  6/30/99    Huntington Bch/Gotha                            -         952,000         890,000        175,000       1,101,000
  6/30/99    Fort Worth/Mc Cart A                            -         372,000         942,000        144,000         875,000
  6/30/99    San Diego/Clairemont                            -       1,601,000       2,035,000        297,000       2,221,000
  6/30/99    Houston/Millridge N.                            -       1,160,000       1,983,000        157,000       1,930,000
  6/30/99    Woodbridge/Jefferson                            -         840,000       1,689,000        182,000       1,612,000
  6/30/99    Mountainside   (Was                             -       1,260,000       1,237,000        279,000       1,535,000
  6/30/99    Woodbridge / Davis F                            -       1,796,000       1,623,000        237,000       1,963,000
  6/30/99    Huntington Bch/Bolsa                            -       1,026,000       1,437,000         85,000       1,459,000
  6/30/99    Edison / Old Post Ro                            -         498,000       1,267,000        191,000       1,176,000
  6/30/99    Northridge/Parthenia                            -       1,848,000       1,486,000        133,000       1,851,000
  6/30/99    Brick Township/Brick                            -         590,000       1,431,000        222,000       1,360,000
  6/30/99    Stone Mountain/Rockb                            -       1,233,000         288,000        264,000         850,000
  6/30/99    Hyattsville / Chillu                            -         768,000       2,186,000        171,000       1,901,000
  6/30/99    Union City / Alvarad                            -         992,000       1,776,000        177,000       1,724,000
  6/30/99    Oak Park / Greenfiel                            -         621,000       1,735,000        114,000       1,486,000



                                                             Gross Carrying Amount
                                                             At December 31, 2000
    Date                                          --------------------------------------------   Accumulated
  Acquired                Description                Land          Buildings         Total       Depreciation
------------ ---------------------------------    -------------   -----------     ------------  --------------
  6/30/99    Gresham/Burnside Cou                      441,000      1,259,000       1,700,000        59,000
  6/30/99    Jacksonville/Univers                      263,000      1,568,000       1,831,000        73,000
  6/30/99    Irving/W. Airport Fw                      523,000      1,957,000       2,480,000        90,000
  6/30/99    Houston/Highway 6 So                      936,000      2,223,000       3,159,000        98,000
  6/30/99    Concord/Arnold Indus                    1,031,000      3,160,000       4,191,000       145,000
  6/30/99    Rockville/Gude Drive                      750,000      1,818,000       2,568,000        77,000
  6/30/99    Bradenton/Cortez Roa                      593,000      1,867,000       2,460,000        87,000
  6/30/99    San Antonio/Nw Loop                       637,000      1,653,000       2,290,000        75,000
  6/30/99    Anaheim / La Palma                      1,718,000      1,901,000       3,619,000        79,000
  6/30/99    Spring Valley/Sweetw                      338,000        802,000       1,140,000        37,000
  6/30/99    Ft. Myers/Tamiami Tr                    1,182,000      2,191,000       3,373,000        98,000
  6/30/99    Littleton/Centennial                      525,000      1,650,000       2,175,000        72,000
  6/30/99    Newark/Cedar Blvd  (                      909,000      2,034,000       2,943,000        86,000
  6/30/99    Falls Church/Columbi                    1,124,000      2,071,000       3,195,000        87,000
  6/30/99    Fairfax / Lee Highwa                      731,000      2,250,000       2,981,000        95,000
  6/30/99    Wheat Ridge / W. 44t                      598,000      1,650,000       2,248,000        70,000
  6/30/99    Huntington Bch/Gotha                    1,187,000      1,931,000       3,118,000        83,000
  6/30/99    Fort Worth/Mc Cart A                      463,000      1,870,000       2,333,000        68,000
  6/30/99    San Diego/Clairemont                    1,996,000      4,158,000       6,154,000       163,000
  6/30/99    Houston/Millridge N.                    1,446,000      3,784,000       5,230,000       152,000
  6/30/99    Woodbridge/Jefferson                    1,047,000      3,276,000       4,323,000       126,000
  6/30/99    Mountainside   (Was                     1,571,000      2,740,000       4,311,000       113,000
  6/30/99    Woodbridge / Davis F                    2,239,000      3,380,000       5,619,000       130,000
  6/30/99    Huntington Bch/Bolsa                    1,279,000      2,728,000       4,007,000       112,000
  6/30/99    Edison / Old Post Ro                      621,000      2,511,000       3,132,000        99,000
  6/30/99    Northridge/Parthenia                    2,304,000      3,014,000       5,318,000       107,000
  6/30/99    Brick Township/Brick                      735,000      2,868,000       3,603,000       101,000
  6/30/99    Stone Mountain/Rockb                    1,537,000      1,098,000       2,635,000        36,000
  6/30/99    Hyattsville / Chillu                      958,000      4,068,000       5,026,000       138,000
  6/30/99    Union City / Alvarad                    1,237,000      3,432,000       4,669,000       118,000
  6/30/99    Oak Park / Greenfiel                      774,000      3,182,000       3,956,000       104,000

                                                                                                                Adjustments
                                                                                                                  Resulting
                                                                         Initial Cost                             from the
                                                                    --------------------------      Costs        Acquisition
    Date                                                                          Buildings &     Subsequent     of Minority
  Acquired                Description             Encumbrances        Land       Improvements   to Acquisition    interests
------------ ---------------------------------    ------------      -----------  -------------  --------------- -------------
  6/30/99    Tujunga/Foothill Blv                            -       1,746,000       2,383,000         99,000       2,395,000
   7/1/99    Pantego/W. Pioneer Pkwy                         -         432,000       1,228,000         31,000               -
   7/1/99    Nashville/Lafayette St                          -         486,000       1,135,000        102,000               -
   7/1/99    Nashville/Metroplex Dr                          -         380,000         886,000         54,000               -
   7/1/99    Madison / Myatt Dr                              -         441,000       1,028,000         60,000               -
   7/1/99    Hixson / Highway 153                            -         488,000       1,138,000         53,000               -
   7/1/99    Hixson / Gadd Rd                                -         207,000         484,000        139,000               -
   7/1/99    Red Bank / Harding Rd                           -         452,000       1,056,000         79,000               -
   7/1/99    Nashville/Welshwood Dr                          -         934,000       2,179,000         84,000               -
   7/1/99    Madison/Williams Ave                            -       1,318,000       3,076,000        127,000               -
   7/1/99    Nashville/Mcnally Dr                            -         884,000       2,062,000        236,000               -
   7/1/99    Hermitage/Central Ct                            -         646,000       1,508,000         61,000               -
   7/1/99    Antioch/Cane Ridge Rd                           -         353,000         823,000         79,000               -
   9/1/99    Charlotte / Ashley Road                         -         664,000       1,551,000         19,000               -
   9/1/99    Raleigh / Capital Blvd                          -         927,000       2,166,000         48,000               -
   9/1/99    Charlotte / South Blvd.                         -         734,000       1,715,000         23,000               -
   9/1/99    Greensboro/W.Market St.                         -         603,000       1,409,000         40,000               -
  10/8/99    Belmont / O'neill Ave                           -         869,000       4,582,000        290,000               -
  11/15/99   Memphis / Poplar Ave                            -       1,631,000       3,062,000         45,000               -
  12/1/99    Matthews/Matthews                               -         937,000       3,155,000         25,000               -
  12/17/99   Dallas / Swiss Ave                              -       1,862,000       4,344,000        226,000               -
  12/30/99   Oak Park/Greenfield Rd & 8 Mile                 -       1,184,000       2,826,000        817,000               -
  12/30/99   Santa Ana / Macarthur                           -       2,657,000       3,167,000         65,000               -
  12/30/99   Tamarac Parkway - Denver, CO                    -       1,902,000       4,467,000        811,000               -
  1/21/00    Hanover Park                                    -         262,000       3,245,000          2,000               -
  1/25/00    Memphis / N.Germantwn Pkw                       -         884,000       3,012,000          8,000               -
  1/31/00    Rowland Heights/Walnut B                        -         681,000       1,589,000         83,000               -
   2/8/00    Lewisville / Justin Rd                          -         529,000       2,812,000         16,000               -
  2/28/00    Plano / Avenue K                                -       2,064,000      10,407,000         27,000               -
  3/31/00    Pineville                                       -       2,197,000       3,293,000         17,000               -
   4/1/00    Hyattsville(Edmonson)                           -       1,036,000       2,653,000          9,000               -



                                                             Gross Carrying Amount
                                                             At December 31, 2000
    Date                                          --------------------------------------------   Accumulated
  Acquired                Description                Land          Buildings         Total       Depreciation
------------ ---------------------------------    -------------   -----------     ------------  --------------
  6/30/99    Tujunga/Foothill Blv                    2,177,000      4,446,000       6,623,000       117,000
   7/1/99    Pantego/W. Pioneer Pkwy                   432,000      1,259,000       1,691,000       (7,000)
   7/1/99    Nashville/Lafayette St                    486,000      1,237,000       1,723,000        96,000
   7/1/99    Nashville/Metroplex Dr                    380,000        940,000       1,320,000        74,000
   7/1/99    Madison / Myatt Dr                        441,000      1,088,000       1,529,000        84,000
   7/1/99    Hixson / Highway 153                      488,000      1,191,000       1,679,000        91,000
   7/1/99    Hixson / Gadd Rd                          207,000        623,000         830,000        46,000
   7/1/99    Red Bank / Harding Rd                     452,000      1,135,000       1,587,000        88,000
   7/1/99    Nashville/Welshwood Dr                    934,000      2,263,000       3,197,000       173,000
   7/1/99    Madison/Williams Ave                    1,318,000      3,203,000       4,521,000       239,000
   7/1/99    Nashville/Mcnally Dr                      884,000      2,298,000       3,182,000       171,000
   7/1/99    Hermitage/Central Ct                      646,000      1,569,000       2,215,000       121,000
   7/1/99    Antioch/Cane Ridge Rd                     353,000        902,000       1,255,000        69,000
   9/1/99    Charlotte / Ashley Road                   686,000      1,548,000       2,234,000        62,000
   9/1/99    Raleigh / Capital Blvd                    957,000      2,184,000       3,141,000        87,000
   9/1/99    Charlotte / South Blvd.                   758,000      1,714,000       2,472,000        69,000
   9/1/99    Greensboro/W.Market St.                   623,000      1,429,000       2,052,000        58,000
  10/8/99    Belmont / O'neill Ave                     898,000      4,843,000       5,741,000       190,000
  11/15/99   Memphis / Poplar Ave                    1,631,000      3,107,000       4,738,000       129,000
  12/1/99    Matthews/Matthews                         937,000      3,180,000       4,117,000       112,000
  12/17/99   Dallas / Swiss Ave                      1,923,000      4,509,000       6,432,000       133,000
  12/30/99   Oak Park/Greenfield Rd & 8 Mile         1,223,000      3,604,000       4,827,000        95,000
  12/30/99   Santa Ana / Macarthur                   2,657,000      3,232,000       5,889,000       116,000
  12/30/99   Tamarac Parkway - Denver, CO            1,890,000      5,290,000       7,180,000       214,000
  1/21/00    Hanover Park                              262,000      3,247,000       3,509,000        29,000
  1/25/00    Memphis / N.Germantwn Pkw                 884,000      3,020,000       3,904,000        91,000
  1/31/00    Rowland Heights/Walnut B                  703,000      1,650,000       2,353,000       383,000
   2/8/00    Lewisville / Justin Rd                    529,000      2,828,000       3,357,000        81,000
  2/28/00    Plano / Avenue K                        2,064,000     10,434,000      12,498,000       554,000
  3/31/00    Pineville                               2,197,000      3,310,000       5,507,000        64,000
   4/1/00    Hyattsville(Edmonson)                   1,036,000      2,662,000       3,698,000        63,000

                                                                                                                Adjustments
                                                                                                                  Resulting
                                                                         Initial Cost                             from the
                                                                    --------------------------      Costs        Acquisition
    Date                                                                          Buildings &     Subsequent     of Minority
  Acquired                Description             Encumbrances        Land       Improvements   to Acquisition    interests
------------ ---------------------------------    ------------      -----------  -------------  --------------- -------------
  4/29/00    St.Louis/Ellisville Twn C                       -         765,000       4,397,000          6,000               -
   5/2/00    Mill Valley                                     -       1,412,000       3,294,000          4,000               -
   5/2/00    Culver City                                     -       2,439,000       5,689,000         16,000               -
  5/26/00    Phoenix / N. 35th Ave                           -         860,000       2,959,000          6,000               -
   6/5/00    Mount Sinai / Route 25a                         -         950,000       3,318,000          6,000               -
  6/30/00    San Antonio/Broadway St                         -       1,131,000       4,558,000         11,000               -
  6/30/00    Pinellas Park / Park Blvd                       -         526,000       2,408,000          5,000               -
  7/13/00    Lincolnwood                                     -       1,598,000       3,729,000         32,000               -
  7/17/00    New Orleans/Lapalco&Broad                       -       1,026,000       3,113,000          5,000               -
  7/29/00    Tracy/1615& 1650 W.11th S                       -       1,745,000       4,189,000         10,000               -
  8/23/00    Parsppny(Morris Plains/Rt                       -       1,501,000       4,147,000          6,000               -
  8/31/00    Florissant/New Halls Fry                        -         800,000       4,222,000          6,000               -
  8/31/00    Orange, CA                                      -         661,000       1,542,000          2,000               -
   9/1/00    Bayshore, NY                                    -       1,277,000       2,980,000         17,000               -
   9/1/00    Los Angeles, CA                                 -         590,000       1,376,000          7,000               -
  9/13/00    Merrillville/Broadway                           -         343,000       2,459,000          5,000               -
  9/15/00    Gardena / W. El Segundo                         -       1,532,000       3,424,000          3,000               -
  9/15/00    Chicago / Ashland Avenue                        -         850,000       4,880,000          6,000               -
  9/15/00    Oakland / Macarthur                             -         678,000       2,751,000         15,000               -
  9/15/00    Alexandria / Pickett Ii                         -       2,743,000       6,198,000         14,000               -
  9/15/00    Royal Oak / Coolidge Highway                    -       1,062,000       2,576,000         11,000               -
  9/15/00    Hawthorne / Crenshaw Blvd.                      -       1,079,000       2,913,000          2,000               -
  9/15/00    Rockaway / U.S. Route 46                        -       2,424,000       4,945,000         12,000               -
  9/15/00    Evanston / Greenbay                             -         846,000       4,436,000          4,000               -
  9/15/00    Los Angeles / Coliseum                          -       3,109,000       4,013,000          4,000               -
  9/15/00    Bethpage / Hempstead Turnpike                   -       2,899,000       5,457,000         42,000               -
  9/15/00    Northport / Fort Salonga Road                   -       2,999,000       5,698,000          8,000               -
  9/15/00    Brooklyn / St. Johns Place                      -       3,492,000       6,026,000         28,000               -
  9/15/00    Lake Ronkonkoma / Portion Rd.                   -         937,000       4,199,000         14,000               -
  9/15/00    Tampa/Gunn Hwy                                  -       1,843,000       4,300,000          6,000               -
  9/18/00    Tampa/N. Del Mabry                              -       2,204,000       5,148,000          7,000               -



                                                             Gross Carrying Amount
                                                             At December 31, 2000
    Date                                          --------------------------------------------   Accumulated
  Acquired                Description                Land          Buildings         Total       Depreciation
------------ ---------------------------------    -------------   -----------     ------------  --------------
  4/29/00    St.Louis/Ellisville Twn C                 765,000      4,403,000       5,168,000        90,000
   5/2/00    Mill Valley                             1,412,000      3,298,000       4,710,000        75,000
   5/2/00    Culver City                             2,439,000      5,705,000       8,144,000       130,000
  5/26/00    Phoenix / N. 35th Ave                     860,000      2,965,000       3,825,000        54,000
   6/5/00    Mount Sinai / Route 25a                   950,000      3,324,000       4,274,000        57,000
  6/30/00    San Antonio/Broadway St                 1,131,000      4,569,000       5,700,000        72,000
  6/30/00    Pinellas Park / Park Blvd                 526,000      2,413,000       2,939,000        41,000
  7/13/00    Lincolnwood                             1,598,000      3,761,000       5,359,000        64,000
  7/17/00    New Orleans/Lapalco&Broad               1,026,000      3,118,000       4,144,000        43,000
  7/29/00    Tracy/1615& 1650 W.11th S               1,745,000      4,199,000       5,944,000        57,000
  8/23/00    Parsppny(Morris Plains/Rt               1,501,000      4,153,000       5,654,000        56,000
  8/31/00    Florissant/New Halls Fry                  800,000      4,228,000       5,028,000        43,000
  8/31/00    Orange, CA                                661,000      1,544,000       2,205,000        15,000
   9/1/00    Bayshore, NY                            1,277,000      2,997,000       4,274,000        41,000
   9/1/00    Los Angeles, CA                           590,000      1,383,000       1,973,000        18,000
  9/13/00    Merrillville/Broadway                     343,000      2,464,000       2,807,000        25,000
  9/15/00    Gardena / W. El Segundo                 1,532,000      3,427,000       4,959,000        23,000
  9/15/00    Chicago / Ashland Avenue                  850,000      4,886,000       5,736,000        36,000
  9/15/00    Oakland / Macarthur                       678,000      2,766,000       3,444,000        18,000
  9/15/00    Alexandria / Pickett Ii                 2,743,000      6,212,000       8,955,000        36,000
  9/15/00    Royal Oak / Coolidge Highway            1,062,000      2,587,000       3,649,000        16,000
  9/15/00    Hawthorne / Crenshaw Blvd.              1,079,000      2,915,000       3,994,000        18,000
  9/15/00    Rockaway / U.S. Route 46                2,424,000      4,957,000       7,381,000        30,000
  9/15/00    Evanston / Greenbay                       846,000      4,440,000       5,286,000        27,000
  9/15/00    Los Angeles / Coliseum                  3,109,000      4,017,000       7,126,000        23,000
  9/15/00    Bethpage / Hempstead Turnpike           2,899,000      5,499,000       8,398,000        30,000
  9/15/00    Northport / Fort Salonga Road           2,999,000      5,706,000       8,705,000        31,000
  9/15/00    Brooklyn / St. Johns Place              3,492,000      6,054,000       9,546,000        36,000
  9/15/00    Lake Ronkonkoma / Portion Rd.             937,000      4,213,000       5,150,000        22,000
  9/15/00    Tampa/Gunn Hwy                          1,843,000      4,306,000       6,149,000        28,000
  9/18/00    Tampa/N. Del Mabry                      2,204,000      5,155,000       7,359,000       798,000

                                                                                                                Adjustments
                                                                                                                  Resulting
                                                                         Initial Cost                             from the
                                                                    --------------------------      Costs        Acquisition
    Date                                                                          Buildings &     Subsequent     of Minority
  Acquired                Description             Encumbrances        Land       Improvements   to Acquisition    interests
------------ ---------------------------------    ------------      -----------  -------------  --------------- -------------
  9/30/00    Marietta/Kennestone& Hwy5                       -         622,000       3,388,000          4,000               -
  9/30/00    Lilburn/Indian Trail                            -       1,695,000       5,170,000          5,000               -
  11/15/00   Largo/Missouri, FL                              -       1,092,000       3,726,000          5,000               -
  11/21/00   St. Louis/Wilson                                -       1,608,000       3,913,000          3,000               -
  12/21/00   Houston, TX (7715 Katy Frwy)                    -       2,274,000       5,307,000          4,000               -
  12/21/00   Houston, TX (10801 Katy Frwy)                   -       1,664,000       3,883,000          3,000               -
  12/21/00   Houston, TX (Main St)                           -       1,681,000       3,923,000          3,000               -
  12/21/00   Houston, TX (W. Loop/S. Frwy)                   -       2,036,000       4,750,000          4,000               -
  12/29/00   Chicago, IL                                     -       1,946,000       4,583,000              -               -
  12/29/00   Gardena                                         -       4,223,000       1,550,000              -               -
  12/29/00   Raleigh/Glenwood                                -       1,545,000       3,257,000              -               -
  12/29/00   Frazier, PA                                     -         800,000       2,935,000              -               -


             OTHER PROPERTIES

             Glendale/Western Avenue                         -       1,622,000       3,771,000      8,623,000               -
  11/15/95   Camarillo/Ventura Blvd                          -         180,000         420,000         32,000               -
  12/01/99   Burlingame                                      -       4,043,000       9,434,000      1,383,000               -
  12/01/99   West Palm Beach                                 -         984,000       2,358,000         42,000               -
  12/01/99   St. Petersburg                                  -         932,000       2,766,000         63,000               -
  04/28/00   San Diego/Sorrento                              -       1,282,000       3,016,000          2,000               -
  05/04/00   Van Nuys/Oxnard                                 -         495,000       1,155,000          1,000               -

             Construction in Progress                        -               -               -    238,587,000               -
             Vacant Land                                     -         306,000               -              -               -

                                                 -----------------------------------------------------------------------------
                                                   $26,753,000  $1,100,661,000  $2,590,404,000   $496,841,000    $185,098,000
                                                 =============================================================================



                                                               Gross Carrying Amount
                                                               At December 31, 2000
    Date                                           ---------------------------------------------   Accumulated
  Acquired                Description                  Land          Buildings         Total       Depreciation
------------ ---------------------------------     --------------   -----------     ------------  --------------
  9/30/00    Marietta/Kennestone& Hwy5                   622,000      3,392,000       4,014,000        46,000
  9/30/00    Lilburn/Indian Trail                      1,695,000      5,175,000       6,870,000        53,000
  11/15/00   Largo/Missouri, FL                        1,092,000      3,731,000       4,823,000        12,000
  11/21/00   St. Louis/Wilson                          1,608,000      3,916,000       5,524,000        13,000
  12/21/00   Houston, TX (7715 Katy Frwy)              2,274,000      5,311,000       7,585,000             -
  12/21/00   Houston, TX (10801 Katy Frwy)             1,664,000      3,886,000       5,550,000             -
  12/21/00   Houston, TX (Main St)                     1,681,000      3,926,000       5,607,000             -
  12/21/00   Houston, TX (W. Loop/S. Frwy)             2,036,000      4,754,000       6,790,000             -
  12/29/00   Chicago, IL                               1,946,000      4,583,000       6,529,000             -
  12/29/00   Gardena                                   4,223,000      1,550,000       5,773,000             -
  12/29/00   Raleigh/Glenwood                          1,545,000      3,257,000       4,802,000             -
  12/29/00   Frazier, PA                                 800,000      2,935,000       3,735,000             -


             OTHER PROPERTIES

             Glendale/Western Avenue                   1,622,000     12,394,000      14,016,000     6,418,000
  11/15/95   Camarillo/Ventura Blvd                      180,000        452,000         632,000        93,000
  12/01/99   Burlingame                                4,043,000     10,817,000      14,860,000       383,000
  12/01/99   West Palm Beach                             913,000      2,471,000       3,384,000       100,000
  12/01/99   St. Petersburg                              936,000      2,825,000       3,761,000       117,000
  04/28/00   San Diego/Sorrento                        1,282,000      3,018,000       4,300,000       100,000
  05/04/00   Van Nuys/Oxnard                             495,000      1,156,000       1,651,000        23,000

             Construction in Progress                          -    238,587,000     238,587,000             -
             Vacant Land                                 306,000              -         306,000             -

                                                 -------------------------------------------------------------
                                                  $1,107,867,000 $3,265,137,000  $4,373,004,000  $668,018,000
                                                 =============================================================