Form 10-Q
period 2001-03-31
PUBLIC STORAGE INC /CA
filed 2001-05-15
CIK 318380

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2001
                               --------------

                                       or

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

                                [ X ] Yes [ ] No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of May 10, 2001:

Common Stock, $.10 Par Value - 113,586,946 shares
------------------------------------------------

Class B Common Stock, $.10 Par Value - 7,000,000 shares
-------------------------------------------------------

Depositary Shares Each Representing  1/1,000 of a Share of Equity Stock,  Series
--------------------------------------------------------------------------------
A, $.01 Par Value - 7,846,102 depositary shares  (representing  7,846.102 shares
--------------------------------------------------------------------------------
of Equity Stock, Series A)
--------------------------

Equity Stock, Series AA, $.01 Par Value - 225,000 shares
--------------------------------------------------------

Equity Stock, Series AAA, $.01 Par Value - 4,289,544 shares
-----------------------------------------------------------

                              PUBLIC STORAGE, INC.

                                      INDEX

                                                                           Pages
PART I. FINANCIAL INFORMATION
        ---------------------

Item 1.  Financial Statements

         Condensed Consolidated Balance Sheets at
              March 31, 2001 and December 31, 2000                             1

         Condensed Consolidated Statements of Income for the
              Three Months Ended March 31, 2001 and 2000                       2

         Condensed Consolidated Statements of Shareholders' Equity
              for the Three Months Ended March 31, 2001                        3

         Condensed Consolidated Statements of Cash Flows
              for the Three Months Ended March 31, 2001 and 2000           4 - 5

         Notes to Condensed Consolidated Financial Statements             6 - 19

Item 2.  Management's Discussion and Analysis of
              Financial Condition and Results of Operations              20 - 32

PART II. OTHER INFORMATION (Items 1, 2, 4 and 5 are not applicable)
         -----------------

Item 3.  Qualitative and Quantitative Disclosures about Market Risk           33

Item 6.  Exhibits and Reports on Form 8-K                                34 - 39

                              PUBLIC STORAGE, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    (Amounts in thousands, except share data)


                                                                                     March 31,    December 31,
                                                                                       2001           2000
                                                                                   -------------  -------------
                                     ASSETS
                                     ------


Cash and cash equivalents .......................................................   $    40,477    $    89,467
Operating real estate facilities, at cost:
   Land .........................................................................     1,127,385      1,107,867
   Buildings ....................................................................     3,110,202      3,026,550
                                                                                   -------------  -------------
                                                                                      4,237,587      4,134,417
   Accumulated depreciation .....................................................      (703,973)      (668,018)
                                                                                   -------------  -------------
                                                                                      3,533,614      3,466,399
Construction in process .........................................................       162,546        217,140
Land held for development .......................................................        26,174         21,447
                                                                                   -------------  -------------
          Total real estate .....................................................     3,722,334      3,704,986

Investment in real estate entities ..............................................       455,147        448,928
Intangible assets, net ..........................................................       182,689        185,017
Mortgage notes receivable from affiliates .......................................        24,309         26,238
Other assets ....................................................................        63,136         59,305
                                                                                   -------------  -------------
              Total assets ......................................................   $ 4,488,092    $ 4,513,941
                                                                                   =============  =============

                      LIABILITIES AND SHAREHOLDERS' EQUITY
                      ------------------------------------

Notes payable ...................................................................   $   155,263    $   156,003
Borrowings on line of credit ....................................................        25,000           --
Accrued and other liabilities ...................................................        77,785        100,903
                                                                                   -------------  -------------
         Total liabilities ......................................................       258,048        256,906
Minority interest:
   Preferred partnership interests ..............................................       365,000        365,000
   Other ........................................................................       163,828        167,918
Commitments and contingencies
Shareholders' equity:
   Preferred Stock, $0.01 par value, 50,000,000 shares authorized, 11,148,000 shares issued and outstanding (11,141,100 at December 31, 2000), at liquidation preference:
         Cumulative Preferred Stock, issued in series ...........................     1,327,650      1,155,150
   Common Stock, $0.10 par value, 200,000,000 shares authorized, 115,771,781
     shares issued and outstanding (123,703,874 at December 31, 2000) ...........        11,577         12,370
   Equity Stock, Series A, $0.01 par value, 200,000,000 shares authorized,
     5,635.602 shares issued and outstanding ....................................          --             --
   Class B Common Stock, $0.10 par value, 7,000,000 shares authorized and issued
                                                                                            700            700
   Paid-in capital ..............................................................     2,296,938      2,506,736
   Cumulative net income ........................................................     1,461,696      1,387,061
   Cumulative distributions paid ................................................    (1,397,345)    (1,337,900)
                                                                                   -------------  -------------
         Total shareholders' equity .............................................     3,701,216      3,724,117
                                                                                   -------------  -------------
              Total liabilities and shareholders' equity ........................   $ 4,488,092    $ 4,513,941
                                                                                   =============  =============

                            See accompanying notes.
                                       1

                              PUBLIC STORAGE, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                  (Amounts in thousands, except per share data)

                                   (Unaudited)

                                                                                         For the Three Months Ended
                                                                                                 March 31,
                                                                                   -------------------------------------
                                                                                         2001                 2000
                                                                                   ----------------     ----------------
Revenues:
     Rental income:
         Self-storage facilities.............................................       $      171,829       $      154,558
         Commercial properties...............................................                3,057                2,759
         Containerized storage facilities....................................               10,073                7,549
     Equity in earnings of real estate entities..............................                9,272                8,276
     Interest and other income...............................................                3,608                3,453
                                                                                   ----------------     ----------------
                                                                                           197,839              176,595
                                                                                   ----------------     ----------------
Expenses:
     Cost of operations:
         Self-storage facilities.............................................               56,474               50,357
         Commercial properties...............................................                  950                  949
         Containerized storage facilities....................................                9,473                7,854
     Depreciation and amortization...........................................               39,622               36,034
     General and administrative..............................................                5,584                3,045
     Interest expense........................................................                  971                1,406
                                                                                   ----------------     ----------------
                                                                                           113,074               99,645
                                                                                   ----------------     ----------------
Income before minority interest and gain on disposition of real estate.......               84,765               76,950
Minority interest in income:
     Preferred partnership interests.........................................               (8,505)                (925)
     Other partnership interests.............................................               (3,193)              (3,464)
                                                                                   ----------------     ----------------

Income before gain on disposition of real estate.............................               73,067               72,561
Gain on disposition of real estate...........................................                1,568                    -
                                                                                   ----------------     ----------------

Net income...................................................................       $       74,635       $       72,561
                                                                                   ================     ================

Net income allocation:
---------------------
     Allocable to preferred shareholders.....................................       $       28,036       $       25,038
     Allocable to equity shareholders, Series A..............................                3,452                2,258
     Allocable to common shareholders........................................               43,147               45,265
                                                                                   ----------------     ----------------
                                                                                    $       74,635       $       72,561
                                                                                   ================     ================
Per common share:
----------------
     Net income per common share - Basic.....................................       $        0.34        $        0.34
                                                                                   ================     ================
     Net income per common share - Diluted...................................       $        0.34        $        0.34
                                                                                   ================     ================
     Net income per depository shares of Equity Stock, Series A
      - Basic and diluted....................................................       $        0.61        $        0.61
                                                                                   ================     ================
     Weighted average common shares - Basic..................................              128,114              132,781
                                                                                   ================     ================
     Weighted average common shares - Diluted................................              128,699              132,902
                                                                                   ================     ================
     Weighted average depository shares of Equity Stock, Series A
      - Basic and diluted....................................................            5,635,602            3,701,639
                                                                                   ================     ================

                             See accomanying notes.
                                       2

                              PUBLIC STORAGE, INC.
            CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                    For the three months ended March 31, 2001
                    (Amounts in thousands, except share data)

                                   (Unaudited)

                                                                            Cumulative
                                                                              Senior                      Class B
                                                                            Preferred      Common         Common        Paid-in
                                                                              Stock         Stock          Stock        Capital
                                                                          ------------- -------------  ------------- -------------
Balances at December 31, 2000 ..........................................   $ 1,155,150   $    12,370    $       700   $ 2,506,736

Issuance of preferred stock, net of issuance costs:
   Series Q (6,900 shares) .............................................       172,500          --             --          (5,534)

Repurchase of common stock (7,932,093 shares) ..........................          --            (793)          --        (204,264)

Net income .............................................................          --            --             --            --

Cash distributions:
   Cumulative Senior Preferred Stock ...................................          --            --             --            --
   Equity Stock, Series A ..............................................          --            --             --            --
   Class B Common Stock ................................................          --            --             --            --
   Common Stock ........................................................          --            --             --            --
                                                                          ------------- -------------  ------------- -------------
Balances at March 31, 2001 .............................................   $ 1,327,650   $    11,577    $       700   $ 2,296,938
                                                                          ============= =============  ============= =============


                                                                                                           Total
                                                                           Cumulative    Cumulative    Shareholders'
                                                                           Net Income   Distributions     Equity
                                                                          ------------- -------------  -------------
Balances at December 31, 2000 ..........................................   $ 1,387,061   $(1,337,900)   $ 3,724,117

Issuance of preferred stock, net of issuance costs:
   Series Q (6,900 shares) .............................................          --            --          166,966

Repurchase of common stock (7,932,093 shares) ..........................          --            --         (205,057)

Net income .............................................................        74,635          --           74,635

Cash distributions:
   Cumulative Senior Preferred Stock ...................................          --         (28,036)       (28,036)
   Equity Stock, Series A ..............................................          --          (3,452)        (3,452)
   Class B Common Stock ................................................          --          (1,494)        (1,494)
   Common Stock ........................................................          --         (26,463)       (26,463)
                                                                          ------------- -------------  -------------
Balances at March 31, 2001 .............................................   $ 1,461,696   $(1,397,345)   $ 3,701,216
                                                                          ============= =============  =============

                            See accompanying notes.
                                       3

                              PUBLIC STORAGE, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Amounts in thousands)

                                   (Unaudited)

                                                                                For the Three Months Ended
                                                                                        March 31,
                                                                           ------------------------------------
                                                                                2001                 2000
                                                                           ---------------      ---------------

Cash flows from operating activities:
   Net income......................................................         $      74,635        $      72,561
   Adjustments to reconcile net income to net cash provided by operating activities:
     Less gain on disposition of real estate.......................                (1,568)                   -
     Depreciation and amortization.................................                39,622               36,034
     Depreciation included in equity in earnings of real estate
       entities....................................................                 5,275                5,032
     Minority interest in income...................................                11,698                4,389
                                                                           ---------------      ---------------
         Total adjustments.........................................                55,027               45,455
                                                                           ---------------      ---------------
             Net cash provided by operating activities.............               129,662              118,016
                                                                           ---------------      ---------------

Cash flows from investing activities:
     Principal payments received on notes receivable from
       affiliates..................................................                 1,929                  353
     Notes receivable from affiliates..............................                     -              (11,400)
     Capital improvements to real estate facilities................                (4,814)              (4,126)
     Construction in process and acquisition of land held for
       development.................................................               (53,609)             (44,318)
     Acquisition of minority interests.............................               (10,263)             (26,613)
     Acquisition of investments in real estate entities............               (11,494)             (37,538)
     Proceeds from the sale of real estate facilities..............                 9,102                8,638
                                                                           ---------------      ---------------
             Net cash used in investing activities.................               (69,149)            (115,004)
                                                                           ---------------      ---------------

Cash flows from financing activities:
     Borrowings on revolving line of credit........................                25,000                    -
     Principal payments on notes payable...........................                  (740)                (597)
     Net proceeds from the issuance of common stock................                     -                1,979
     Net proceeds from the issuance of preferred stock.............               166,966                    -
     Net proceeds from the issuance of equity stock................                     -               39,800
     Net proceeds from the issuance of preferred partnership units.                     -              311,800
     Repurchase of common stock....................................              (205,057)             (30,737)
     Distributions paid to shareholders............................               (59,445)             (56,380)
     Special distribution paid to common shareholders..............                     -              (38,076)
     Distributions paid to minority interests......................               (13,456)              (6,178)
     Net reinvestment (divestment) of minority interest............                   296               (1,268)
     Other.........................................................               (23,067)              (3,799)
                                                                           ---------------      ---------------
              Net cash provided by financing activities............              (109,503)             216,544
                                                                           ---------------      ---------------

Net (decrease) increase in cash and cash equivalents...............               (48,990)             219,556
Cash and cash equivalents at the beginning of the period...........                89,467               55,125
                                                                           ---------------      ---------------
Cash and cash equivalents at the end of the period.................         $      40,477        $     274,681
                                                                           ===============      ===============

                            See accompanying notes.
                                       4

                              PUBLIC STORAGE, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Amounts in thousands)

                                   (Unaudited)

                                   (Continued)


                                                                                    For the Three Months Ended
                                                                                             March 31,
                                                                               ------------------------------------
                                                                                   2001                    2000
                                                                               -------------          -------------
Supplemental schedule of non-cash investing and financing activities:

Reduction to investment in real estate entities in connection
   with sale of investments......................................                        -               14,393

 Increase in other assets in connection with sale of investments.                        -              (14,393)

 Acquisition of minority interest and real estate in exchange for mortgage notes receivable:
     Real estate facilities......................................                        -              (14,421)
     Minority interest...........................................                        -              (12,542)

 Mortgage notes receivable forgiven in exchange for minority
   interest and real estate......................................                        -                  350

 Disposition of real estate facilities in exchange for note receivable and acquisition of minority interest:
       Real estate facilities....................................                        -               19,006
     Accumulated depreciation....................................                        -                 (251)

 Acquisition of minority interest in exchange for  the
   disposition of real estate facilities.........................                        -               (6,427)

 Note receivable received in exchange for the disposition of
   real estate facilities........................................                        -               (3,690)

Decrease in distributions payable through the issuance of Equity
   Stock, Series A...............................................                        -              (44,010)

Issuance of Equity Stock, Series A in connection with special
   distributions to common shareholders..........................                        -               44,010

                            See accompanying notes.
                                       5

                              PUBLIC STORAGE, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2001

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

              In 1996 and 1997, we organized Public Storage Pickup and Delivery, Inc., as a separate corporation and partnership (the corporation and partnership are collectively referred to as "PSPUD") to operate storage facilities that rent portable storage containers to customers for storage in central warehouses. At March 31, 2001, PSPUD had 48 facilities in operation in 14 states.

              We invest in real estate facilities by acquiring wholly owned facilities or by acquiring interests in real estate entities which also own real estate facilities. At March 31, 2001, we had direct and indirect equity interests in 1,515 properties located in 38 states, including 1,369 storage facilities and 146 commercial properties. The Company under the "Public Storage" name operates all of the storage facilities.

2.   Summary of significant accounting policies
     ------------------------------------------

     Basis of presentation
     ---------------------

              The consolidated  financial statements include the accounts of the
     Company and 34 controlled entities (the "Consolidated Entities"). Collectively, the Company and these entities own a total of 1,261 real estate facilities, consisting of 1,255 storage facilities and six commercial properties.

              At March 31, 2001, we had equity investments in 11 limited partnerships in which we do not have a controlling interest. These limited partnerships collectively own 114 self-storage facilities, which are managed by the Company. In addition, we own approximately 42% of the common interest in PS Business Parks, Inc. ("PSB"), which owns and operates 140 commercial properties. We do not control these entities, accordingly, our investments in these limited partnerships and PSB are accounted for using the equity method.

              Certain amounts previously reported have been reclassified to conform to the March 31, 2001 presentation.

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

     Income taxes
     ------------

              For all taxable years subsequent to 1980, the Company qualified and intends to continue to qualify as a REIT, as defined in Section 856 of the Internal Revenue Code. As a REIT, we are not taxed on that portion of our taxable income, which is distributed to our shareholders, provided that we meet certain tests. We believe we will meet these tests during 2001 and, accordingly, no provision for income taxes has been made in the accompanying financial statements.

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

     Other assets
     ------------

              Other assets primarily consist of furniture, fixtures, equipment, and other such assets associated with the Containerized storage facilities business as well as accounts receivable, prepaid expenses, and other such assets of the Company. Included in other assets with respect to the Containerized storage business is furniture, fixtures, and equipment (net of accumulated depreciation) of $30,817,000 and $28,544,000 at March 31, 2001 and December 31, 2000, respectively. Included in depreciation and amortization expense for the three months ended March 31, 2001 and 2000 is $1,339,000 and $1,153,000, respectively, of depreciation of furniture, fixtures, and equipment of the Containerized storage business.

     Intangible assets
     -----------------

              Intangible assets consist of property management contracts ($165,000,000) and the cost over the fair value of net tangible and identifiable intangible assets ($67,726,000) acquired. Intangible assets are amortized straight-line over 25 years. At March 31, 2001 intangible assets are net of accumulated amortization of $50,037,000 ($47,709,000 at December 31, 2000). Included in depreciation and amortization expense for the three months ended March 31, 2001 and 2000 is $2,328,000, respectively, related to the amortization of intangible assets.

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

     Net income per common share
     ---------------------------

              Dividends paid to our preferred shareholders totaling $28,036,000 and $25,038,000 for the three months ended March 31, 2001 and 2000, respectively, have been deducted from net income to arrive at net income allocable to our common shareholders.

              Net income allocated to our common shareholders has been further allocated among our two classes of common stock; our regular common stock and our Equity Stock, Series A. The allocation among each class was based upon the two-class method. Under the two-class method, earnings per share for each class of common stock is determined according to dividends declared (or accumulated) and participation rights in undistributed earnings. Under the two-class method, the Equity Stock, Series A was allocated approximately $3,452,000 of net income and the remaining $43,147,000 was allocated to the regular common shares for the three months ended March 31, 2001. For the three months ended March 31, 2000, the Equity Stock, Series A was allocated approximately $2,258,000 in net income and the remaining $45,265,000 was allocated to the regular common shares.

              Basic net income per share is computed using the weighted average common shares (prior to the dilutive impact of stock options outstanding). Diluted net income per common share is computed using the weighted average common shares outstanding (adjusted for stock options). Effective January 1, 2000, the Company's 7,000,000 Class B common shares outstanding participate in distributions of the Company's earnings. Distributions per share of Class B common stock are equal to 97% of the per share distribution paid to the Company's regular common shares. As a result of this participation in distribution of earnings, for purposes of computing net income per common share, the Company includes 6,790,000 (7,000,000 x 97%) Class B common shares in the weighted average common equivalent shares for each of the three months ended March 31, 2000 and 2001.

     Stock-based compensation
     ------------------------

              In October 1995, the Financial Accounting Standards Board issued Statement No. 123 "Accounting for Stock-Based Compensation" which provides companies an alternative to accounting for stock-based compensation as prescribed under APB Opinion No. 25 (APB 25). Statement No. 123 encourages, but does not require companies to recognize expense for stock-based awards based on their fair value at date of grant. Statement No. 123 allows companies to continue to follow existing accounting rules (intrinsic value method under APB 25) provided that pro-forma disclosures are made of what net income and earnings per share would have been had the new fair value method been used. We have elected to adopt the disclosure requirements of Statement No. 123 but will continue to account for stock-based compensation under APB 25.

     Recent accounting  pronouncements  and guidance - accounting for derivative
     ---------------------------------------------------------------------------
     instruments and hedging activities
     ----------------------------------

              In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133 ("SFAS 133"), Accounting for Derivative Instruments and Hedging Activities," as amended in June 2000 by Statement of Financial Accounting Standards No. 138 ("SFAS 138"), "Accounting for Certain Derivative Instruments and Certain Hedging Activities," which requires companies to recognize all derivatives as either assets or liabilities in the balance sheet and measure such instruments at fair value. The Company adopted SFAS 133, as amended by SFAS 138, on January 1, 2001, and the adoption had no material impact on the Company's consolidated financial statements.

3.   Business combinations
     ---------------------

              During 2000, we acquired the remaining ownership interests in a partnership, of which we are the general partner, for an aggregate acquisition cost of $81,169,000. Prior to the acquisition, we accounted for our investment in this partnership on the equity method.

4.   Real estate facilities
     ----------------------

              Activity in real estate facilities during 2001 is as follows:

                                                 In thousands
                                                --------------
Operating facilities, at cost:
  Balance at December 31, 2000 ...............   $ 4,134,417
  Developed facilities .......................        95,942
  Acquisition of minority interest (Note 7) ..         2,414
  Capital improvements .......................         4,814
                                                --------------
  Balance at March 31, 2001 ..................     4,237,587
                                                --------------

Accumulated depreciation:
  Balance at December 31, 2000 ...............      (668,018)
  Additions during the year ..................       (35,955)
                                                --------------
  Balance at March 31, 2001 ..................      (703,973)
                                                --------------

Construction in progress:
  Balance at December 31, 2000 ...............       217,140
  Current development ........................        41,348
  Developed facilities .......................       (95,942)
                                                --------------
  Balance at March 31, 2001 ..................       162,546
                                                --------------

Land held for development:
  Balance at December 31, 2000 ...............        21,447
  Acquisitions ...............................        12,261
  Dispositions ...............................        (7,534)
                                                --------------
  Balance at March 31, 2001 ..................        26,174
                                                --------------

  Total real estate facilities ...............   $ 3,722,334
                                                ==============

              During the three months ended March 31, 2001, we opened eight newly developed facilities having approximately 659,000 aggregate net rentable square feet with an aggregate cost of $62,155,000, and 10 expansions of storage facilities with an aggregate costs of $33,787,000. Construction in progress at March 31, 2001 consists primarily of 30 storage facilities and 10 expansion projects to existing storage facilities. Land held for development consists of 11 parcels of land held for development.

              During the first quarter of 2001, we sold a parcel of land for approximately $9,102,000. A gain of $1,568,000 was recorded on this sale.

              Our policy is to capitalize interest incurred on debt during the course of construction of our self-storage facilities. Interest capitalized during the three months ended March 31, 2001 was $2,110,000 compared to $2,111,000 for the same period in 2000.

5.   Investment in real estate entities
     ----------------------------------

              At March 31, 2001, our investment in real estate entities consists of (i) partnership interests in approximately 11 partnerships, which principally own self-storage facilities and (ii) our ownership interest in PSB. Such interests are non-controlling interests of less than 50% and are accounted for using the equity method of accounting. Accordingly, earnings are recognized based upon our ownership interest in each of the partnerships. During the three months ended March 31, 2001 and 2000, we recognized earnings from our investments of $9,272,000 and $8,276,000, respectively, and received distributions from our investments of $3,533,000 and $4,522,000, respectively.

              In April 1997, we formed a joint venture partnership (the "Joint Venture") with an institutional investor to participate in the development of approximately $220 million of storage facilities. The Joint Venture has a total of 47 opened facilities with a total cost of $232 million and was fully committed at December 31, 2000.

              Summarized combined financial data (based on historical cost) with respect to those unconsolidated real estate entities in which the Company had an ownership interest at March 31, 2001 are as follows:

                                                               For the three months ended March 31, 2001
                                                  ------------------------------------------------------------------------
                                                         Other          Development
                                                  Equity Investments   Joint Venture          PSB              Total
                                                  ------------------ ----------------- ----------------- -----------------
                                                                         (Amounts in thousands)
Rental income.............................          $    10,786       $    7,626       $    38,711       $    57,123
Other income..............................                  330              150               779             1,259
                                                  ------------------ ----------------- ----------------- -----------------
Total revenues............................               11,116            7,776            39,490            58,382
                                                  ------------------ ----------------- ----------------- -----------------

Cost of operations........................                3,269            3,199            10,591            17,059
Depreciation..............................                  916            1,696             9,646            12,258
Other expenses............................                  705                -             1,365             2,070
                                                  ------------------ ----------------- ----------------- -----------------
Total expenses............................                4,890            4,895            21,602            31,387
                                                  ------------------ ----------------- ----------------- -----------------

Net income before minority interest.......                6,226            2,881            17,888            26,995
Minority interest ........................                    -                -            (6,423)           (6,423)
                                                  ------------------ ----------------- ----------------- -----------------
Net income................................          $     6,226       $    2,881       $    11,465       $    20,572
                                                  ================== ================= ================= =================
At March 31, 2001
-----------------
Real estate, net .........................          $    66,598       $  216,707       $   859,912       $ 1,143,217
Total assets..............................              101,769          219,773           925,252         1,246,794
Total liabilities.........................               35,938            2,260            56,281            94,479
Minority interest.........................                    -                -           306,701           306,701
Total equity..............................               64,899          217,513           562,270           844,682

The Company's investment (book value) at
  March 31, 2001..........................          $  124,634        $  65,254        $   265,259       $   455,147

The Company's effective average ownership
  interest at March 31, 2001 (a)..........              44%                 30%              42%


(a) Reflects our ownership interest with respect to total common/partners' equity.

6.   Revolving line of credit
     ------------------------

              The credit agreement (the "Credit Facility") has a borrowing limit of $150 million and an expiration date of July 1, 2002. The expiration date may be extended by one year on each anniversary of the credit agreement. Interest on outstanding borrowings is payable monthly. At our option, the rate of interest charged is equal to (i) the prime rate or (ii) a rate ranging from the London Interbank Offered Rate ("LIBOR") plus 0.40% to LIBOR plus 1.10% depending on the Company's credit ratings and coverage ratios, as defined. In addition, the Company is required to pay a quarterly commitment fee of 0.250% (per annum). The Credit Facility allows us, at our option, to request the group of banks to propose the interest rate they would charge on specific borrowings not to exceed $50 million; however, in no case may the interest rate proposal be greater than the amount provided by the Credit Facility. At March 31, 2001, borrowings on the line of credit totaled $25 million.

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

              In November 1999, we formed a second development joint venture with a joint venture partner to develop $100 million of storage facilities and to purchase $100 million of the Company's Equity Stock, Series AAA. The joint venture is funded solely with equity capital consisting of 51% from the Company and 49% from the joint venture partner. The joint venture is consolidated and, accordingly, the Equity Stock, Series AAA is eliminated in consolidation. Included in minority interest is $80.8 million relative to the joint venture, primarily representing total contributions received from our joint venture partner, net of distributions. Minority interest increased by $5,221,000 since December 31, 2000 as a result of contributions received from our joint venture partner, and decreased by $1,608,000 as a result of distributions to our joint venture partner.

              On March 17, 2000, we issued $240.0 million of 9.5% Series N Cumulative Redeemable Perpetual Preferred Units, on March 29, 2000, we issued $75.0 million of 9.125% Series O Cumulative Redeemable Perpetual Preferred Units, and on August 11, 2000, we issued $50.0 million of 8.75% Series P Cumulative Redeemable Perpetual Preferred Units in one of our operating partnerships. The units are not redeemable during the first 5 years, thereafter, at our option, we can call the units for redemption at the issuance amount plus any unpaid distributions. The units are not redeemable by the holder. Subject to certain conditions, the Series N preferred units are convertible into shares of 9.5% Series N Cumulative Preferred Stock, the Series O preferred units are convertible into shares of 9.125% Series O Cumulative Preferred Stock of the Company and the Series P preferred units are convertible into shares of 8.75% Series P Cumulative Preferred Stock. These transactions had the effect of increasing minority interest by $365 million in the year ended December 31, 2000. The holders of these preferred units were paid in aggregate approximately $8,505,000 and $925,000 in distributions and received a corresponding allocation of minority interest in earnings for the three months ended March 31, 2001 and 2000, respectively.

              As of March 31, 2001, there were 237,935 operating partnership units ("OP units") outstanding in one of the Consolidated Entities. OP Units are convertible on a one-for-one basis (subject to certain limitations) into common shares of the Company at the option of the unitholder. Minority interest in income with respect to OP Units reflects the OP Units' share of the net income of the Company, with net income allocated to minority interests with respect to weighted average outstanding OP Units on a per unit basis equal to diluted earnings per common share. During the three months ended March 31, 2001, no units were redeemed.

              In the three months ended March 31, 2001, the Company acquired interests in the Consolidated Entities for an aggregate cost of $10,263,000 cash; these acquisitions had the effect of reducing minority interest by $7,849,000, with the excess of cost over underlying book value ($2,414,000) allocated to real estate.

8.   Shareholders' equity
     --------------------

     Preferred stock
     ---------------

              At March 31, 2001 and December 31, 2000, we had the following series of Preferred Stock outstanding:

                                          At March 31, 2001               At December 30, 2000
                                    -----------------------------     ----------------------------
                       Dividend       Shares           Carrying          Shares          Carrying
      Series             Rate       Outstanding         Amount        Outstanding         Amount
-------------------  ------------   ------------     ------------     ------------    ------------
                                   (Dollar amount in thousands)      (Dollar amount in thousands)
Series A                 10.000%       1,825,000     $     45,625        1,825,000     $     45,625
Series B                  9.200%       2,386,000           59,650        2,386,000           59,650
Series C              Adjustable       1,200,000           30,000        1,200,000           30,000
Series D                  9.500%       1,200,000           30,000        1,200,000           30,000
Series E                 10.000%       2,195,000           54,875        2,195,000           54,875
Series F                  9.750%       2,300,000           57,500        2,300,000           57,500
Series G                  8.875%           6,900          172,500            6,900          172,500
Series H                  8.450%           6,750          168,750            6,750          168,750
Series I                  8.625%           4,000          100,000            4,000          100,000
Series J                  8.000%           6,000          150,000            6,000          150,000
Series K                  8.250%           4,600          115,000            4,600          115,000
Series L                  8.250%           4,600          115,000            4,600          115,000
Series M                  8.750%           2,250           56,250            2,250           56,250
Series Q                  8.600%           6,900          172,500                -                -
                                    ------------     ------------     ------------    ------------
Total Senior Preferred Stock          11,148,000     $  1,327,650       11,141,100     $  1,155,150
                                    ============     ============     ============    =============

              The Series Q preferred stock was issued on January 19, 2001, resulting in net proceeds from the issuance of approximately $166,966,000.

              The Series A through Series Q preferred stock (collectively the "Senior Preferred Stock") have general preference rights with respect to liquidation and quarterly distributions. Holders of the preferred stock, except under certain conditions and as noted above, will not be entitled to vote on most matters. In the event of a cumulative arrearage equal to six quarterly dividends or failure to maintain a Debt Ratio (as defined) of 50% or less, holders of all outstanding series of preferred stock (voting as a single class without regard to series) will have the right to elect two additional members to serve on the Company's Board of Directors until events of default have been cured. At March 31, 2001, there were no dividends in arrears and the Debt Ratio was 3.5%.

              Except under certain conditions relating to the Company's qualification as a REIT, the Senior Preferred Stock is not redeemable prior to the following dates: Series A - September 30, 2002, Series B - March 31, 2003, Series C - June 30, 1999, Series D - September 30, 2004, Series E - January 31, 2005, Series F - April 30, 2005, Series G - December 31, 2000, Series H - January 31, 2001, Series I - October 31, 2001, Series J - August 31, 2002, Series K - January 19, 2004, Series L - March 10, 2004, Series M
     - August 17, 2004 and Series Q - January 19, 2006. On or after the respective dates, each of the series of Senior Preferred Stock will be redeemable at the option of the Company, in whole or in part, at $25 per share (or depositary share in the case of the Series G through Series M and Series Q), plus accrued and unpaid dividends.

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

              At March 31, 2001, we had 5,635,602 depositary shares outstanding, each representing 1/1,000 of a share of Equity Stock, Series A ("Equity Stock A"). The Equity Stock A ranks on a parity with common stock and junior to the Senior Preferred Stock with respect to general preference rights and has a liquidation amount which cannot exceed $24.50 per share. Distributions with respect to each depositary share shall be the lesser of:
     a) five times the per share dividend on the Common Stock or b) $2.45 per annum. Except in order to preserve the Company's federal income tax status as a REIT, we may not redeem the depositary shares before March 31, 2010. On or after March 31, 2010, we may, at our option, redeem the depositary shares at $24.50 per depositary share. If the Company fails to preserve its federal income tax status as a REIT, the depositary shares will be convertible into common stock on a one for one basis. The depositary shares are otherwise not convertible into common stock. Holders of depositary shares vote as a single class with our holders of common stock on shareholder matters, but the depositary shares have the equivalent of one-tenth of a vote per depositary share. We have no obligation to pay distributions on the depositary shares if no distributions are paid to common shareholders.

              In June 1997, we contributed $22,500,000 (225,000 shares) of equity stock, now designated as Equity Stock, Series AA ("Equity Stock AA") to a partnership in which we are the general partner. As a result of this contribution, we obtained a controlling interest in the partnership and began to consolidate the accounts of the partnership and therefore the Equity Stock AA is eliminated in consolidation. The Equity Stock AA ranks on a parity with Common Stock and junior to the Senior Preferred Stock with respect to general preference rights and has a liquidation amount of ten times the amount paid to each Common Share up to a maximum of $100 per share. Quarterly distributions per share on the Equity Stock AA are equal to the lesser of (i) 10 times the amount paid per Common Stock or (ii) $2.20. We have no obligation to pay distributions if no distributions are paid to common shareholders.

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

     Common Stock
     ------------

              As previously announced, the Company's Board of Directors authorized the repurchase from time to time of up to 25,000,000 shares of the Company's common stock on the open market or in privately negotiated transactions. In the quarter ended March 31, 2001, the Company repurchased a total of 7,932,093 shares, for a total aggregate cost of approximately $205.1 million. From the initial authorization through March 31, 2001, the Company has repurchased a total of 18,832,520 shares of common stock at an aggregate cost of approximately $463.7 million. Subsequent to March 31, 2001, (April 1, 2001 through May 9, 2001) the Company has repurchased 2,229,500 shares at an aggregate cost of approximately $59.8 million.

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

              For these purposes, FFO per share of Common Stock (as defined above) was $2.61 for the four consecutive calendar quarters ended March 31, 2001.

     Dividends
     ---------

              The following summarizes dividends during the first three months of 2001:

                                         Distributions Per
                                             Share or
                                         Depositary Share    Total Distributions
                                         -----------------   -------------------
Preferred Stock:
---------------
Series A...........................            $0.625             $1,140,000
Series B...........................            $0.575              1,372,000
Series C...........................            $0.422                506,000
Series D...........................            $0.594                713,000
Series E...........................            $0.625              1,372,000
Series F...........................            $0.609              1,401,000
Series G...........................            $0.555              3,828,000
Series H...........................            $0.528              3,565,000
Series I...........................            $0.539              2,156,000
Series J...........................            $0.500              3,000,000
Series K...........................            $0.516              2,372,000
Series L ..........................            $0.516              2,372,000
Series M...........................            $0.547              1,230,000
Series Q...........................            $0.436              3,009,000
                                                             -------------------
                                                                  28,036,000
Common Stock:
------------
Equity Stock, Series A.............            $0.613              3,452,000
Common.............................            $0.220             26,463,000
Class B Common ....................            $0.213              1,494,000
                                                             -------------------
   Total dividends.................                              $59,445,000
                                                             ===================

              The dividend rate on the Series Q preferred stock was prorated from January 19, 2001 (date of issuance) through March 31, 2001. The dividend rate on the Series C Preferred Stock for the first quarter of 2001 was equal to 6.75% per annum. The dividend rate per annum will be adjusted quarterly and will be equal to the highest of one of three U.S. Treasury indices (Treasury Bill Rate, Ten Year Constant Maturity Rate, or Thirty Year Constant Maturity Rate) multiplied by 110%. However, the dividend rate for any dividend period will neither be less than 6.75% per annum nor greater than 10.75%. The dividend rate for the quarter ending June 30, 2001 will be equal to 6.75% per annum.

9.   Segment Information
     -------------------

              In July 1997, the FASB issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information," which establishes standards for the way that public business enterprises report information about operating segments. This statement is effective for financial statements for periods beginning after December 15, 1997. We adopted this standard effective for the year ended December 31, 1998. For information regarding the description of each reportable segment, policies relating to the measurement of segment profit or loss, and segment assets, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2000.

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

                                                                    Three months ended
                                                                         March 31,
                                                                 -----------------------
                                                                    2001         2000       Change
                                                                 ----------- -----------  -----------
                                                                    (Dollar amounts in thousands)
Reconciliation of Revenues by Segment:
-------------------------------------

Self storage
  Self storage property rentals.............................     $  171,829  $  154,558   $   17,271
  Equity in earnings - self storage property operations.....          5,157       5,249          (92)
  Equity in earnings - depreciation (self storage)..........         (1,552)     (1,642)          90
                                                                 ----------- -----------  -----------
      Self storage segment revenues.........................        175,434     158,165       17,269
                                                                 ----------- -----------  -----------

Containerized storage.......................................         10,073       7,549        2,524
---------------------                                            ----------- -----------  -----------

Commercial  properties
----------------------
  Commercial property rentals...............................          3,057       2,759          298
  Equity in earnings - commercial property operations.......         11,646       9,829        1,817
  Equity in earnings - depreciation (commercial property
     operations)............................................         (3,723)     (3,390)        (333)
                                                                 ----------- -----------  -----------
      Commercial properties  segment revenues...............         10,980       9,198        1,782
                                                                 ----------- -----------  -----------

Other items not allocated to segments
-------------------------------------
  Equity in earnings - general and administrative and other.         (2,256)     (1,770)        (486)
  Interest and other income.................................          3,608       3,453          155
                                                                 ----------- -----------  -----------
      Total other items not allocated to segments...........          1,352       1,683         (331)
                                                                 ----------- -----------  -----------

      Total revenues........................................     $  197,839  $  176,595   $   21,244
                                                                 =========== ===========  ===========

                                       17

                                                                     Three months ended
                                                                          March 31,
                                                                  -----------------------
                                                                      2001        2000       Change
                                                                  ----------- -----------  -----------
                                                                     (Dollar amounts in thousands)
Reconciliation of Net Income by Segment:

Self storage
  Self storage properties .................................        $ 115,355   $ 104,201    $ 11,154
  Depreciation and amortization - self storage.............          (37,386)    (34,322)     (3,064)
  Equity in earnings - self storage property operations....            5,157       5,249         (92)
  Equity in earnings - depreciation (self storage).........           (1,552)     (1,642)         90
                                                                  ----------- -----------  -----------
      Total self storage segment net income................           81,574      73,486       8,088
                                                                  ----------- -----------  -----------

Containerized storage
  Containerized storage operations.........................              600        (305)        905
  Containerized storage depreciation.......................           (1,527)     (1,266)       (261)
                                                                 ----------- -----------  -----------
      Total containerized storage segment net income.......             (927)     (1,571)        644
                                                                  ----------- -----------  -----------

Commercial  properties
  Commercial properties....................................            2,107       1,810         297
  Depreciation and amortization - commercial properties....             (709)       (446)       (263)
  Equity in earnings - commercial property operations......           11,646       9,829       1,817
  Equity in earnings - depreciation (commercial properties)           (3,723)     (3,390)       (333)
                                                                  ----------- -----------  -----------
      Total commercial property segment net income.........            9,321       7,803       1,518
                                                                  ----------- -----------  -----------

Other items not allocated to segments:
  Equity in earnings - general and administrative and other           (2,256)     (1,770)       (486)
  Interest and other income................................            3,608       3,453         (76)
  General and administrative...............................           (5,584)     (3,045)     (2,539)
  Interest expense.........................................             (971)     (1,406)        435
  Gain on sale of land.....................................            1,568           -       1,568
  Minority interest in income..............................          (11,698)     (4,389)     (7,309)
                                                                  ----------- -----------  -----------
      Total other items not allocated to segments..........          (15,333)     (7,157)     (8,176)
                                                                  ----------- -----------  -----------

      Total net income ....................................        $  74,635   $  72,561    $  2,074
                                                                  =========== ===========  ===========

10.  Subsequent Events
     -----------------

              In April 2001, the Company completed a public offering of 2,210,500 depositary shares each representing 1/1,000 of a share of Equity Stock, Series A, raising net proceeds of approximately $51.7 million.

              The Company entered into an arrangement in April 2001 with a financial institution in which we granted the institution the right to sell us up to 1,000,000 shares of our common stock at a price of $26.26 per share on certain dates in September 2001 and October 2001. For this right, the financial institution paid us $910,000 in April 2001.

11.  Agreement to Acquire PS Insurance Company
     -----------------------------------------

              On March 15, 2001, the Company's disinterested directors approved the acquisition of PS Insurance Company ("PSIC"). PSIC is currently owned by B. Wayne Hughes (Chairman) and members of his family. PSIC is engaged in the business of reinsuring risks relating to damage, destruction, or other loss of goods stored by tenants in self-storage facilities owned and operated by the Company. In the transaction, the Company will acquire all of the capital stock of PSIC from the Hughes family in exchange for 1,243,298 shares of the Company's Common Stock, subject to adjustment for changes in PSIC's working capital. PSIC owns 301,032 shares of the Company's Common Stock, which would continue to be owned by PSIC after the transaction. The transaction (1) is conditioned on, among other things, adoption of changes to California's tax laws that would permit the Company to acquire PSIC and (2) is scheduled to close on December 31, 2001, although there can be no assurance.

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

RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

         Net income for the three months ended March 31, 2001 was $74,635,000 compared to $72,561,000 for the same period in 2000, representing an increase of $2,074,000 or 2.9%. The increase in net income was primarily the result of improved property operations, a gain on the sale of land in 2001, and the acquisition of additional real estate investments in 2000 and 2001. The impact of these items was offset by increased minority interest in income. During March and August 2000, we issued a total of $365,000,000 in preferred operating partnership units, and as a result distributions to these unitholders increased from $925,000 in the three months ended March 31, 2000 to $8,505,000 in the same period in 2001. Unlike distributions to preferred shareholders, distributions to preferred unitholders are presented as minority interest in income and a reduction in net income. Primarily as a result of these distributions, minority interest in income increased $7,309,000 for the three months ended March 31, 2001 as compared to the same period in 2000.

         Net income allocable to common shareholders was $43,147,000 or $0.34 per common share on a diluted basis (based on 128,699,000 weighted average common equivalent shares) for the three months ended March 31, 2001. For the same period in 2000, net income allocable to common shareholders was $45,265,000 or $0.34 per common share on a diluted basis (based on 132,902,000 weighted average common equivalent shares).

         In computing net income allocable to common shareholders for each period, aggregate dividends paid to the holders of the Equity Stock, Series A and preferred equity securities have been deducted from net income in determining net income allocable to the common shareholders.

         The Company's outstanding 7,000,000 Class B common shares participate in distributions of the Company's earnings. Distributions per share of Class B common stock are equal to 97% of the per share distribution paid to the Company's regular common shares. As a result of this participation in distribution of earnings, for purposes of computing net income per common share, the Company includes 6,790,000 (7,000,000 x 97%) Class B common shares in the weighted average common equivalent shares in the three months ended March 31, 2001 and 2000.

REAL ESTATE OPERATIONS
--------------------------------------------------------------------------------

         Rental income and cost of operations have increased for the three months ended March 31, 2001 compared to the same period in 2000 due to our acquisition and development activities during 2000 and 2001. As a result of these activities, the number of facilities included in the Company's consolidated financial statements has increased from 1,209 at March 31, 2000 to 1,261 at March 31, 2001.

         SELF-STORAGE OPERATIONS: The following table summarizes the operating results (before depreciation) of (i) the 914 self-storage facilities that we owned and were stabilized as of December 31, 1999 (the "Consistent Group") and
(ii) all other facilities for which operations were not reflected in the Company's financial statements throughout the three months ended March 31, 2001 and the same period in 2000 (the "Other Facilities"):

Self-storage operations
-----------------------                         Three months ended
                                                     March 31,
                                              ------------------------  Percentage
                                                2001          2000         Change
                                              -----------  -----------  -----------
                                              (Dollar amounts in thousands, except
                                                    per square foot amounts)
Rental income (a)
  Consistent Group.......................     $  134,621   $  125,031        7.7%
  Other Facilities.......................         37,208       29,527       26.0%
                                              -----------  -----------  -----------
                                                 171,829      154,558       11.2%
                                              -----------  -----------  -----------
Cost of operations
  Consistent Group.......................         40,268       38,840        3.7%
  Other Facilities.......................         16,206       11,517       40.7%
                                              -----------  -----------  -----------
                                                  56,474       50,357       12.1%
                                              -----------  -----------  -----------
Net operating income
  Consistent Group.......................         94,353       86,191        9.5%
  Other Facilities.......................         21,002       18,010       16.6%
                                              -----------  -----------  -----------
                                                 115,355      104,201       10.7%
                                              -----------  -----------  -----------

Depreciation expense                             (37,386)     (34,322)       8.9%
                                              -----------  -----------  -----------

Net income                                    $   77,969   $   69,879       11.6%
                                              ===========  ===========  ===========
Consistent group data
---------------------
  Gross margin...........................         70.1%        68.9%         1.2%
  Weighted average :
     Occupancy...........................         89.1%        91.4%        (2.3%)
     Realized annual rent per square foot        $10.81        $9.76        10.8%
     (b).................................
     Scheduled annual rent per square foot       $12.11       $10.51        15.2%

Number of facilities:
  Consistent group.......................          914          914          -
  Other Facilities.......................          341          291         17.2%

Net rentable sq. ft.(in thousands):
  Consistent group.......................       53,899       53,899          -
  Other Facilities.......................       21,606       17,924         20.5%


(a) Rental income includes late charges and administrative fees. For the Consistent Group, late charges and administrative fees in aggregate totaled $4,839,000 and $4,801,000 for the three month periods ending March 31, 2001 and 2000, respectively.

(b) Realized annual rent per square foot is computed by annualizing rental income excluding late charges and administrative fees divided by the weighted average occupied square footage for the period.

         Rental income is a function of a number of factors. The four most significant factors include: (a) changes in rental rates charged to new tenants (scheduled rent), (b) changes in rental rates charged to our existing tenant base, (c) the amount of discounts allowed to new tenants, and (d) changes in occupancy levels.

         Throughout 2000 and, to a lesser extent, in the first quarter of 2001, we have aggressively increased scheduled rents (rental rates charged to new customers) throughout the portfolio. Scheduled rental rates for the Consistent Group of facilities are approximately 15.1% higher as of March 31, 2001 than they were at the same time last year.

         Effective February 1, 2001, we began to implement higher rental rates to our existing customer base in selected markets. The amount of increase varied depending on a number of factors and did not result in an increase of historical rental rates to the level of scheduled rental rates. Accordingly, at March 31, 2001, the rental rates charged to our existing customer base is, on average, less than the current scheduled rates. For the first quarter of 2001, the average realized annualized rental rate per square foot was approximately $1.44 or 11.8% lower than the scheduled rent per square foot at March 31, 2001.

         Over the past several years, as part of our marketing efforts, we have offered various forms of discounts to new tenants. These discounts generally were in the form of reductions to a new tenant's base rent. Over the past several months, we have significantly reduced the amount of discounts offered to new tenants. For the Consistent Group of facilities discounts totaled $2,129,000 and $4,374,000 for the three months ended March 31, 2001 and 2000, respectively.

         As expected, our more aggressive rental rates and reductions in the amount of discounts offered have resulted in a reduction in the weighted average occupancy levels. For the quarter ended March 31, 2001, weighted average occupancy levels for the Consistent Group of facilities was 89.1% as compared to 91.4% for the same period in 2000. We are implementing and evaluating marketing strategies designed to improve occupancy levels. However, there can be no assurance that such activities will result in higher occupancy levels.

         The net effect of increasing rental rates charged to both new and existing customers combined with a reduction in occupancy levels has resulted in a 7.7% increase in rental income. We are currently evaluating the impact of higher rental rates on our move-in and move-out activity. In addition, we are evaluating market supply and demand factors and based on these analyses we may adjust rental rates further, either increasing or decreasing them

         Cost of operations includes all direct and indirect costs of operating, marketing and managing the facilities. The following table summarizes major operating expenses with respect to the Consistent Group:

                                                     Three Months Ended
                                                       March 31, 2001
                                                -------------------------------
                                                     2001              2000             Change
                                                -------------     -------------     -------------
Payroll expense                                 $  11,157,000     $  11,225,000         (0.6%)
Property taxes                                     11,964,000        11,773,000          1.6%
Repairs and maintenance                             2,813,000         3,057,000         (8.0%)
Advertising                                         2,102,000         1,730,000         21.5%
Telephone reservation center costs                  2,244,000         2,109,000          6.4%
Other                                               9,988,000         8,946,000         11.6%
                                                -------------     -------------     -------------
                                                $  40,268,000     $  38,840,000          3.7%
                                                =============     =============     =============

         Cost of operations includes both direct costs and indirect cost of operating and managing the facilities. Payroll, property taxes, repairs and maintenance, advertising and the telephone reservation center in aggregate account for approximately 75% of the total cost of operations. With respect to the Consistent Group of facilities, cost of operations for the three months ended March 31, 2001 increased approximately 3.7% compared to the same period of last year. This increase was primarily a result of increases in advertising (up 21.5%) and telephone reservation center expenses (up 6.4%) partially offset by decreases in payroll expense and repairs and maintenance. The increase in advertising is the result of advertising in additional yellow page directories combined with increased rates in existing directories, primarily due to the expansion of the size of our ads.


         During fiscal 1999 and 2000 and the three months ended March 31, 2001, we have opened 38 newly developed facilities with a total cost of approximately $207.8 million. Included in the self-storage operations table, under the caption "Other Facilities", are rental income and cost of operations of $2,368,000 and $1,903,000, respectively, for the three months ended March 31, 2001, and $343,000 and $414,000, respectively, for the three months ended March 31, 2000, with respect to these facilities. We also completed expansions of storage facilities with aggregate costs of approximately $33.8 million in the three months ended March 31, 2001.

         Due to the fill-up nature of a newly developed self-storage facility, our earnings have been negatively impacted by our development activities. Unlike many other types of real estate, we do not pre-lease our storage space prior to the opening of a newly developed facility. Generally, it takes approximately 24 months for a newly developed facility to reach a stabilized occupancy level of 90%. At this stabilized occupancy level, operating costs represent approximately 30% of stabilized rental revenues. Since the operating costs are substantially fixed in nature, a newly developed facility will not reach a break-even operating cash flow until it achieves an occupancy level of approximately 30%. At March 31, 2001, the 38 newly developed facilities had an average occupancy level of approximately 36%. We expect that over at least the next twelve months our development activities will continue to have a negative impact to our earnings as additional newly developed facilities are opened. See "Liquidity and Capital Resources - Acquisition and Development of Facilities."

         COMMERCIAL PROPERTY OPERATIONS: Commercial property operations included in the consolidated financial statements include commercial space owned by the Company and Consolidated Entities. Our investment in PSB is accounted for on the equity method of accounting, and accordingly our share of PSB's earnings is reflected as "Equity in earnings of real estate entities" in our condensed consolidated Statement of Income.

         During the second quarter of 2000, we acquired two commercial facilities (which are expected to be converted into storage facilities) for an aggregate cost of $5,930,000. Included within commercial property operations with respect to these facilities were revenues and cost of operations of $137,000 and $71,000, respectively, for the three months ended March 31, 2001, respectively. The following table sets forth the historical commercial property amounts included in the financial statements:

Commercial Property Operations                     Three months ended March 31,
------------------------------                     ----------------------------
                                                      2001               2000            Change
                                                   -----------       -----------       -----------
                                                              (Amounts in thousands)
Rental income...............................        $  3,057         $  2,759            10.8%
Cost of operations..........................             950              949             -
                                                   -----------       -----------       -----------
Net operating income prior to depreciation..           2,107            1,810            16.4%
  Depreciation................................          (709)            (446)           58.9%
                                                   -----------       -----------       -----------
  Net income..................................      $  1,398          $  1,364            2.5%
                                                   ===========       ===========       ===========

         CONTAINERIZED STORAGE FACILITIES OPERATIONS: At March 31, 2001, PSPUD operated 48 facilities. PSPUD incurred operating losses totaling approximately $927,000 and $1,571,000 in the three months ended March 31, 2001 and 2000, respectively, summarized as follows:

Containerized storage facilities
--------------------------------
                                                   Three months ended March 31,
                                                   ----------------------------
                                                       2001            2000              Change
                                                   -----------      -----------       -----------
                                                                (Amounts in thousands)

Rental and other income                             $  10,073        $   7,549         $   2,524
Cost of Operations:
  Direct operating costs.....................           7,681            5,600             2,081
  Facility lease expense.....................           1,792            2,254              (462)
                                                   -----------      -----------       -----------
     Total cost of operations................           9,473            7,854             1,619

Operating income (loss) prior to depreciation             600             (305)              905

Depreciation (a).............................          (1,527)          (1,266)             (261)
                                                   -----------      -----------       -----------
Operating losses.............................       $    (927)       $  (1,571)        $     644
                                                   ===========      ===========       ===========

(a)  Depreciation   for  the  three  months  ended  March  31,  2001  and  2000, respectively, includes $188,000 and $113,000 with respect to real estate assets.

         At March 31, 2001, 22 of the 48 containerized storage facilities were leased from third parties. We are currently developing 17 combination facilities (which includes 4 storage facilities that are being converted to combination facilities) that combine self-storage and containerized storage space in the same location. These facilities are expected to replace 7 of the leased facilities. We expect that an increasing part of the containerized storage business will be operated from this type of facility. To the extent that these developed combination facilities replace existing third-party leased facilities, lease expense should continue to be reduced.

         EQUITY IN EARNINGS OF REAL ESTATE ENTITIES: In addition to our ownership of equity interests in PSB, we had general and limited partnership interests in 11 limited partnerships at March 31, 2001. (PSB and the limited partnerships are collectively referred to as the "Unconsolidated Entities.") Due to our limited ownership interest and control of these entities, we do not consolidate the accounts of these entities for financial reporting purposes, and account for such investments using the equity method.

         Equity in earnings of real estate entities for the year ended March 31, 2001 consists of our pro rata share of the Unconsolidated Entities based upon our ownership interest for the period. Similar to the Company, the Unconsolidated Entities (other than PSB) generate substantially all of their income from their ownership of storage facilities, which we manage. In the aggregate, the Unconsolidated Entities (including PSB) own a total of 254 real estate facilities, 114 of which are storage facilities. The following table sets forth the significant components of equity in earnings of real estate entities:

Historical summary
------------------
                                                   Three months ended
                                                       March 31,
                                              ---------------------------    Dollar
                                                  2001          2000         Change
                                              ------------- ------------- -------------
                                                         (Amounts in thousands)
Property operations:
  PSB....................................      $  11,646     $   9,829    $   1,817
  Development Joint Venture..............          1,337           885          452
  Other investments......................          3,820         4,364         (544)
                                              ------------- ------------- -------------
                                                  16,803        15,078        1,725
                                              ------------- ------------- -------------
Depreciation:
  PSB....................................         (3,723)       (3,390)        (333)
  Development Joint Venture..............           (508)         (461)         (47)
  Other investments......................         (1,044)       (1,181)         137
                                              ------------- ------------- -------------
                                                  (5,275)       (5,032)        (243)
                                              ------------- ------------- -------------
Other: (a)
  PSB....................................         (2,138)       (1,536)        (602)
  Development Joint Venture..............             37            53          (16)
  Other investments......................           (155)         (287)         132
                                              ------------- ------------- -------------
                                                  (2,256)       (1,770)        (486)
                                              ------------- ------------- -------------

Total equity in earnings of real estate
entities.................................      $   9,272     $   8,276    $     996
                                              ============= ============= =============

(a) "Other" reflects our share of general and administrative expense, interest expense, interest income, and other non-property, non-depreciation related operating results of these entities.

         The increase in 2001 equity in earnings of real estate entities compared to 2000 is principally the result of improved operations of PSB. In April 1997, we formed a joint venture partnership (the "Development Joint Venture") with an institutional investor to participate in the development of approximately $220 million of storage facilities. The venture is funded solely with equity capital consisting of 30% from the Company and 70% from the institutional investor. Equity in earnings from the Development Joint Venture reflects our pro rata share, based upon our ownership interest, of the operations of the Development Joint Venture. Since inception through March 31, 2001, the Development Joint Venture has developed and opened 47 storage facilities with an aggregate cost of approximately $232 million. Generally the construction period takes nine to 12 months followed by an 18 to 24 month fill-up process until the newly constructed facility reaches a stabilized occupancy level of approximately 90%. For each of the periods ending March 31, 2001 and 2000, the majority of the completed facilities were in the fill-up process and had not reached a stabilized occupancy level. We expect that our earnings with respect to our investment in the Development Joint Venture will continue to increase as the existing properties continue to fill up.

OTHER INCOME AND EXPENSE ITEMS
--------------------------------------------------------------------------------

         INTEREST AND OTHER INCOME: Interest in other income includes (i) the net operating results from our property management operations, (ii) merchandise sales and consumer truck rentals and (iii) interest income.

         Interest and other income has increased in the three months ended March 31, 2001 as compared to the same period in 2000 primarily as a result of higher cash balances invested in interest bearing accounts.

         DEPRECIATION AND AMORTIZATION: Depreciation and amortization expense has increased $3,588,000 to $39,622,000 for the three months ended March 31, 2001 as compared to $36,034,000 for the same period in 2000. These increases are principally due to the acquisition and development of additional real estate facilities during 2000 and 2001. Amortization expense with respect to intangible assets totaled $2,328,000 for the three months ended March 31, 2001 and 2000. Included in depreciation and amortization expense for the three months ended March 31, 2001 and 2000 is $1,339,000 and $1,153,000, respectively, of depreciation of furniture, fixtures, and equipment of the containerized storage business.

         GENERAL AND ADMINISTRATIVE: General and administrative expense for the three months ended March 31, 2001 increased to $5,584,000 as compared to $3,045,000 for the same period in 2000. General and administrative costs principally consists of state income taxes, investor relation expenses, certain overhead associated with the acquisition and development of real estate facilities, and overhead associated with the containerized storage business. The increase in general and administrative expense is principally due to increased overhead associated with the acquisition and development of real estate facilities, costs associated with lease terminations on the leased containerized storage facilities which were replaced by newly-developed facilities, and severance as a result of employee terminations. These three areas accounted for approximately $2,070,000 of the increase in general and administrative expense.

         INTEREST EXPENSE: Interest expense was $971,000 and $1,406,000, respectively, for the three months ended March 31, 2001 and 2000. The decrease in interest expense in 2001 compared to 2000 is principally the result of a reduction in notes payable due to principal payments. In addition, in the first quarter of 2000, the Company incurred approximately $200,000 in interest expense on short-term borrowings; interest expense incurred in the first quarter of 2001 relative to short-term borrowings was approximately $3,000. Capitalized interest expense total $2,110,000 and $2,111,000, respectively, for the three months ended March 31, 2001 and 2000.

         MINORITY INTEREST IN INCOME: Minority interest in income represents the income allocable to equity interests in the Consolidated Entities, which are not owned by the Company. Minority interest in income for the three months ended March 31, 2001 was $11,698,000 compared to $4,389,000 for the same period in 2000.

         On March 17, 2000, one of our operating partnerships issued $240.0 million of 9.5% Series N Cumulative Redeemable Perpetual Preferred Units. On March 29, 2000, the operating partnership issued $75.0 million of 9.125% Series O Cumulative Redeemable Perpetual Preferred Units and on August 11, 2000, issued $50.0 million of 8.75% Series P Cumulative Redeemable Perpetual Preferred Units. The issuance of preferred partnership units had the effect of increasing minority interest by $365 million. For the three months ended March 31, 2001 and 2000, the holders of these preferred units were paid in aggregate approximately $8,505,000 and $925,000, respectively, in distributions and received a corresponding allocation of minority interest in earnings for the partial period in which the units were outstanding.

SUPPLEMENTAL PROPERTY DATA AND TRENDS
--------------------------------------------------------------------------------

         At March 31, 2001, there were approximately 45 ownership entities owning in aggregate 1,369 storage facilities, including the facilities which we own and/or operate. At March 31, 2001, 114 of these facilities were owned by the Unconsolidated Entities, entities in which we have an ownership interest and use the equity method for financial statement presentation. The remaining 1,255 facilities are owned by the Company and the Consolidated Entities.

         The following table summarizes our investment in real estate facilities as of March 31, 2001:

                                                  Number of Facilities in which the            Net Rentable Square Footage
                                                  Company has an ownership interest                  (in thousands)
                                               ----------------------------------------  ----------------------------------------
                                               Self-Storage   Commercial                 Self-Storage   Commercial
                                                Facilities    Properties       Total     Facilities     Properties       Total
                                               ------------   ------------   ----------  ------------   ------------   ----------
Wholly-owned facilities....................          640              6           646       39,662           394        40,056
Facilities owned by Consolidated Entities..          615              -           615       35,843             -        35,843
                                               ------------   ------------   ----------  ------------   ------------   ----------
    Total consolidated facilities..........        1,255              6         1,261       75,505           394        75,899
Facilities owned by Unconsolidated Entities          114            140           254        6,732        12,600        19,332
                                               ------------   ------------   ----------  ------------   ------------   ----------
    Total  facilities  in which  the  Company
      has an ownership interest............        1,369            146         1,515       82,237        12,994        95,231
                                               ============   ============   ==========  ============   ============   ==========

         In order to evaluate how our overall portfolio has performed, management analyzes the operating performance of a consistent group of self-storage facilities representing 946 (55.0 million net rentable square feet) of the 1,369 self-storage facilities (herein referred to as "Same Store" self-storage facilities). The 946 facilities represent a pool of properties, which have been operated under the "Public Storage" name, at a stabilized level (i.e., the portfolio does not include properties in fill-up), by the Company since January 1, 1994. From time to time, the Company removes facilities from the "Same Store" pool as a result of expansions or other activities, which make such facilities' results not comparable to previous periods. The Same Store group of properties includes 864 consolidated facilities and 82 facilities owned by Unconsolidated Entities. The following table summarizes the pre-depreciation historical operating results of the Same Store self-storage facilities:

Same Store self-storage facilities
----------------------------------
(historical property operations)            Three months ended
                                                 March 31,
                                          -----------------------   Percentage
                                             2001         2000         Change
                                          ----------   ----------   ----------
                                                  (Amounts in thousands,
                                               except rent per square foot)

Rental income (a)...................      $  140,615   $  130,425       7.8%
Cost of operations  (b).............          41,578       40,105       3.7%
                                          ----------   ----------   ----------
Net operating income................      $   99,037   $   90,320       9.7%
                                          ==========   =========-   ==========

Gross profit margin (c).............           70.4%        69.3%       1.1%

Weighted Average:
  Occupancy.........................           89.2%        91.7%      (2.5)%
  Realized annual rent per sq. ft (d)         $11.05        $9.94      11.2%
  Scheduled annual rent per sq. ft..          $12.45       $10.71      16.2%

(a) Rental income includes late charges and administrative fees that in aggregate totaled $5.0 million and $4.9 million for the three months ended March 31, 2001 and 2000, respectively.

(b)  Cost of operations consists of the following:

                                                      Three months ended
                                                           March 31,
                                                ------------------------------
                                                    2001              2000              Change
                                                ------------      ------------       ------------
                                                            (Amounts in thousands)
Payroll expense                                 $    11,468       $    11,598            (1.1)%
Property taxes                                       12,428            12,174             2.1%
Repairs and maintenance                               3,392             3,427            (1.0)%
Advertising                                           2,204             1,818            21.2%
Telephone  reservation center costs                   2,288             2,149             6.5%
Other                                                 9,798             8,939             9.6%
                                                ------------      ------------       ------------
                                                $    41,578       $    40,105             3.7%
                                                ============      ============       ============

(c) Gross profit margin is computed by dividing property net operating income (before depreciation expense) by rental revenues.

(d) Realized annual rent per square foot is computed by annualizing rental income excluding late charges and administrative fees divided by weighted average occupied square footage for the year.

         Rental income for the Same Store facilities included promotional discounts totaling $2.2 million for the three months ended March 31, 2001 compared to $4.5 million for the same period in 2000.

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

                                                                                           For the three months ended
                                                                                                    March 31,
                                                                                           ----------------------------
                                                                                               2001             2000
                                                                                           -----------      -----------
                                                                                             (Amounts in thousands)
Net income...........................................................................       $  74,635       $  72,561
Less - Gain on sale of real estate...................................................          (1,568)              -
Depreciation and amortization (a)....................................................          39,622          36,034
Depreciation from Unconsolidated Entities............................................           5,275           5,032
Minority interest in income..........................................................          11,698           4,389
                                                                                           -----------      -----------
  Net cash provided by operating activities..........................................         129,662         118,016

Allocable to minority interests (Preferred OP Units)..................................         (8,505)           (925)
Allocable to minority interests (Common equity).......................................         (4,951)         (5,253)
                                                                                           -----------      -----------
Cash from operations allocable to the Company's shareholders.........................         116,206         111,838

Less: preferred stock dividends......................................................         (28,036)        (25,038)
Less: equity stock, Series A dividends...............................................          (3,452)         (2,258)
                                                                                           -----------      -----------
Cash from operations available to common shareholders................................          84,718          84,542

Capital improvements to maintain facilities:.........................................          (4,814)         (4,126)
Add back: minority interest share of capital improvements to maintain facilities.....              73              66
                                                                                           -----------      -----------
Cash  available for principal payments on debt, common dividends and reinvestment....          79,977          80,482

Cash distributions to common and Class B common shareholders (b).....................         (27,957)        (29,084)
                                                                                           -----------      -----------
Cash  available for principal payments on debt and reinvestment......................       $  52,020       $  51,398
                                                                                           ===========      ===========


(a) Depreciation and amortization includes $1,339,000 and $1,153,000 with respect to non-real estate assets for the three months ended March 31, 2001 and 2000, respectively.

(b) Cash distributions to common shareholders for the three months ended March 31, 2001 and 2000 only include the Company's regular common distributions ($0.22 per common share in each period). In November 1999 and August 2000, respectively, the Company declared special distributions in the amount of $82,086,000 and $78,673,000, respectively. The Company expects to increase its common distribution in the final nine months of the year ended December 31, 2001 and in future years to a higher rate than that paid in the three months ended March 31, 2001 assuming a continuation of its increasing level of taxable income. These increased distributions will be in the form of special distributions in cash or securities, an increase in the regular quarterly common distribution, or a combination thereof.

         We expect to fund our growth strategies with cash on hand at March 31, 2001, internally generated retained cash flows, proceeds from issuing equity securities and borrowings under our $150 million credit facility. As of March 31, 2001, our borrowings on our line of credit totaled $25.0 million. We intend to repay amounts borrowed under the credit facility from undistributed operating cash flow or, as market conditions permit and are determined to be advantageous, from the public or private placement of equity securities.

         Our portfolio of real estate facilities remains substantially unencumbered. At March 31, 2001, we had mortgage debt outstanding of $26.0 million and had consolidated real estate facilities with a book value of $3.7 billion. We have not financed our acquisitions with debt and generally our borrowing has increased through the assumption of pre-existing debt on acquired real estate facilities.

         In January 2001, the Company completed a public offering of 6,900,000 depositary shares ($25 stated value per depositary share) each representing 1/1,000 of a share of 8.6% Cumulative Preferred Stock, Series Q, raising net proceeds of approximately $166,966,000. In April 2001, the Company completed a public offering of 2,210,500 depositary shares each representing 1/1,000 of a share of Equity Stock, Series A, raising net proceeds of approximately $51.7 million.

         DISTRIBUTION REQUIREMENTS: Our conservative distribution policy has been the principal reason for the Company's ability to retain significant operating cash flows which have been used to make additional investments and reduce debt. In 2000, we distributed to common and Class B common shareholders, in regular and a special distribution declared in August 2000, approximately 56% of our cash from operations available to common shareholders.

         During the three months ended March 31,2001, we paid cash dividends totaling $28,036,000 to the holders of our Senior Preferred Stock and $3,452,000 to the holders of Equity Stock, Series A. This amount includes $3,009,000 with respect to the Series Q preferred stock, which reflects a payment for a partial period from the date of issuance. We estimate the regular annual distribution requirements with respect to Senior Preferred Stock outstanding at March 31, 2001 to be approximately $114.9 million (with total distributions estimated at $114.2 million for fiscal 2001). With respect to the Equity Stock, Series A outstanding at March 31, 2001, we estimate the regular distribution requirements for fiscal 2001 to be approximately $13.8 million.

         During the three months ended March 31, 2000, we paid dividends totaling $111,170,000 to the holders of our common stock which includes a special distribution of approximately $82,086,000 that was declared in November 1999. The special distribution was paid on January 14, 2000 to our common shareholders and consisted of $38,076,000 in cash and $44,010,000 in the issuance of depositary shares of Equity Stock, Series A.

         During the first quarter of 2001, we paid $8,505,000 to the holders of our preferred operating partnership units. The total distribution requirement with respect to the preferred operating partnership units is estimated at $34.0 million for 2001.

         CAPITAL IMPROVEMENT REQUIREMENTS: For 2001, we have budgeted approximately $26.8 million for capital improvements. During the three months ended March 31, 2001, we incurred capital improvements of approximately $4.8 million.

         DEBT SERVICE REQUIREMENTS: We do not believe we have any significant refinancing risks with respect to our notes payable, all of which is fixed rate. At March 31, 2001, we had total outstanding notes payable of approximately $155.3 million and $25 million in borrowings on the line of credit. Approximate principal maturities of notes payable at March 31, 2001 are as follows:

                                 Unsecured
                                Senior Notes     Mortgage debt         Total
                               -------------     -------------     -------------
                                                (in thousands)
2001 (remainder of)........    $       9,500     $       2,170       $  11,670
2002.......................           24,450             3,530          27,980
2003.......................           35,900             3,585          39,485
2004.......................           25,800            15,063          40,863
2005.......................           11,200               156          11,356
Thereafter.................           22,400             1,509          23,909
                               -------------     -------------     -------------
                               $     129,250     $      26,013      $  155,263
                               =============     =============     =============
Weighted average rate......            7.5%             10.2%             7.9%
                               =============     =============     =============

         REPURCHASES OF THE COMPANY'S COMMON STOCK: As previously announced, the Company's Board of Directors authorized the repurchase from time to time of up to 25,000,000 shares of the Company's common stock on the open market or in privately negotiated transactions. For the quarter ended March 31, 2001, the Company repurchased a total of 7,932,093 shares at an aggregate cost of approximately $205.1 million. From the initial authorization through March 31, 2001, the Company repurchased a total of 18,832,520 shares of common stock at an aggregate cost of approximately $463.7 million. From April 1, 2001 through May 9, 2001, the Company repurchased 2,229,500 shares at an aggregate cost of approximately $59.8 million.

         DEVELOPMENT OF SELF-STORAGE FACILITIES: As previously announced, in April 1997, we formed a joint venture partnership with an institutional investor for the purpose of developing up to $220 million of self-storage facilities. The joint venture is funded solely with equity capital consisting of 30% from us and 70% from the institutional investor. Our share of the cost of the real estate in the joint venture is approximately $70 million at March 31, 2001. By December 31, 2000, the joint venture had completed construction on the 47 properties it had committed to develop, with total development costs of approximately $232 million.

         In November 1999, we formed a second joint venture partnership for the development of approximately $100 million of self-storage facilities. The venture is funded solely with equity capital consisting of 51% from us and 49% from the joint venture partner. At March 31, 2001, the second development joint venture was committed to develop 18 facilities (approximately 1,216,000 net rentable sq. ft.) with an estimated development cost of approximately $88.5 million, of which 14 facilities (approximately 931,000 net rentable sq. ft.) have been completed with an aggregate cost of approximately $65.4 million. As of March 31, 2001, the second development joint venture is developing 4 projects (approximately 285,000 net rentable square feet) that were in process, with total costs incurred of $13.4 million and estimated remaining costs to complete of $9.7 million. We have submitted 4 additional facilities (3 of which are complete) for approval with total estimated costs of approximately $18.2 million; we have incurred approximately $13.8 million through March 31, 2001 with respect to these 4 projects, and upon approval, these projects will be transferred to the joint venture and our joint venture partner will contribute its 49% share.

         At March 31, 2001, the Company and its second development joint venture partnership have a "pipeline" of 62 projects comprised of new and expansion self-storage facilities and facilities that combine containerized storage and self-storage space in the same location, with total estimated costs of approximately $393.2 million, of which $162.5 million has been spent, with opening dates estimated through the first quarter of 2003. The development and fill-up of these storage facilities is subject to significant contingencies. We estimate that the amount remaining to be spent of approximately $231 million on these 62 projects in the pipeline will be incurred over the next 24 months.

         We have acquired the land for 40 of the projects in the pipeline, which have an aggregate estimated cost of $247.0 million and costs incurred through March 31, 2001 of approximately $158.6 million. The remaining 22 facilities represent identified sites where we have an agreement in place to acquire the land, generally within one year. However, there are no assurances that we will acquire and/or development the land.

         With respect to the facilities that combine containerized storage and self-storage space in the same location, the identification of appropriate sites and the entitlement process of those sites have been substantially completed. The Company anticipates that the cost of development of self-storage facilities in 2002 and beyond will be reduced to less than $125 million per year and therefore our development staff has been reduced accordingly.

         In addition to the projects in the pipeline, at March 31, 2001, the Company had approximately $26.2 million of land held for development.

         The following table sets forth our development pipeline and a range of estimated opening dates for these projects:

                                             Number    Total Estimated       Total Cost        Estimated time
                                              of           Cost of        Incurred through    Frames of Facility
                                           Facilities    Development       March 31, 2001         Openings
                                           ----------  ----------------   ----------------    ------------------
Development - land acquired at 3/31/01
--------------------------------------
Self-storage facilities...............         18         $   111,678         $   77,980      Q2 '01 - Q2 `02
Expansions of existing self-storage
    facilities........................         10              29,269             10,175      Q2 '01 - Q2 `02
Combination facilities................         12             106,035             70,477      Q2 '01 - Q2 `02
                                           ----------  ----------------   ----------------
     Total............................         40             246,982            158,632
                                           ----------  ----------------   ----------------

Potential  development  -  land  to  be
---------------------------------------
acquired after 3/31/01
----------------------
Self-storage facilities - development
    starts estimated by 9/30/01.......          4              24,357              1,013      Q4 '01 - Q2 `02
Self-storage facilities - development
    starts estimated after 9/30/01....         17             118,824              2,552      Q1 '02 - Q1 `03
Combination facility..................          1               2,995                349           Q2 `02
                                           ----------  ----------------   ----------------

     Total............................         22             146,176              3,914
                                           ----------  ----------------   ----------------

     Totals...........................         62         $   393,158         $  162,546
                                           ==========  ================   ================

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

         FUNDS FROM OPERATIONS: Total funds from operations or "FFO" increased to $114,867,000 for the three months ended March 31, 2001 compared to $110,685,000 for the same period in 2000. FFO available to common shareholders (after deducting preferred stock dividends) was $83,379,000 for the three months ended March 31, 2001 compared to $83,389,000 for the same period in 2000. FFO means net income or (loss) (computed in accordance with generally accepted accounting principles) before: (i) gain or (loss) on early extinguishment of debt, (ii) minority interest in income and (iii) gain or (loss) on the disposition of real estate, adjusted as follows: (a) plus depreciation and amortization (including our pro-rata share of depreciation and amortization of unconsolidated equity interests and amortization of assets acquired in a merger, including property management agreements and goodwill), and (b) less FFO attributable to minority interest.

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

PART II.  OTHER INFORMATION

ITEM 3.  QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK
-------------------------------------------------------------------

         To limit our exposure to market risk, we principally finance our operations and growth with permanent equity capital, consisting of either common or preferred stock. At March 31, 2001, our debt as a percentage of total shareholders' equity (based on book values) was 4.9%.

         Our preferred stock is not redeemable by the holders. Except under certain conditions relating to our qualification as a REIT, we may not redeem the Senior Preferred Stock prior to the following dates: Series A - September 30, 2002, Series B - March 31, 2003, Series C - June 30, 1999, Series D - September 30, 2004, Series E - January 31, 2005, Series F - April 30, 2005, Series G - December 31, 2000, Series H - January 31, 2001, Series I - October 31, 2001, Series J - August 31, 2002, Series K - January 19, 2004, Series L - March 10, 2004, Series M - August 17, 2004 and Series Q - January 19, 2006. On or after the respective dates, each of the series of Senior Preferred Stock will be redeemable at our option, in whole or in part, at $25 per share (or depositary share in the case of the Series G through Series M and Series Q), plus accrued and unpaid dividends.

         Our market risk sensitive instruments include notes payable, which totaled $155.3 million at March 31, 2001. Substantially all of the Company's notes payable bear interest at fixed rates. See "Item 2" - Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources for approximate principal maturities of the notes payable as of March 31, 2001.

         During April 2001, the Company entered into an arrangement with a financial institution in which we granted the institution the right to sell us up to 1,000,000 shares of our common stock at a price of $26.26 per share on certain dates in September 2001 and October 2001.

ITEM 6   EXHIBITS AND REPORTS ON FORM 8-K
-----------------------------------------

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

10.9*    Registrant's   1996  Stock  Option  and  Incentive  Plan.   Filed  with
         registrant's Annual Report on Form 10-K for the year ended December 31, 2000 and incorporated herein by reference.

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

10.33* Registrant's 2001 Non-Executive/Non-Director Stock Option and Incentive Plan and 2001 Stock Option and Incentive Plan. Filed with Registrant's Registration Statement No. 333-59218 and incorporated herein by reference.

11       Statement Re Computation of Earnings Per Share. Filed herewith.

12 Statement Re Computation of Ratio of Earnings to Fixed Charges. Filed herewith.

(b)      Reports on Form 8-K.

         The Company filed a Current Report on form 8-K dated January 16, 2001 (filed January 17, 2001), pursuant to Item 5, in connection with the Company's public offering of depositary shares each representing 1/1000 of a share of 8.600% Cumulative Preferred Stock, Series Q in January 2001.

--------------------
*        Compensatory benefit plan.
**       Management contract.

                                 SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                        DATED:  May 14, 2001

                        PUBLIC STORAGE, INC.


                        BY:  /s/ John Reyes
                             John Reyes
                             Senior Vice President and Chief Financial Officer (Principal financial officer and duly authorized officer)