Form 10-Q
period 2001-06-30
PUBLIC STORAGE INC /CA
filed 2001-08-14
CIK 318380

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2001
                               -------------

                                       or

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

                                [ X ] Yes [ ] No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of August 9, 2001:

Common Stock, $.10 Par Value - 113,476,307 shares
-------------------------------------------------

Class B Common Stock, $.10 Par Value - 7,000,000 shares
-------------------------------------------------------

Depositary Shares Each Representing  1/1,000 of a Share of Equity Stock,  Series
--------------------------------------------------------------------------------
A, $.01 Par Value - 8,676,102 depositary shares  (representing  8,676.102 shares
--------------------------------------------------------------------------------
of Equity Stock, Series A)
--------------------------

Equity Stock, Series AA, $.01 Par Value - 225,000 shares
--------------------------------------------------------

Equity Stock, Series AAA, $.01 Par Value - 4,289,544 shares
-----------------------------------------------------------

                              PUBLIC STORAGE, INC.

                                      INDEX


                                                                         Pages
                                                                         -----
PART I. FINANCIAL INFORMATION
        ---------------------

Item 1.  Financial Statements

         Condensed Consolidated Balance Sheets at
              June 30, 2001 and December 31, 2000                            1

         Condensed Consolidated Statements of Income for the
              Three and Six Months Ended June 30, 2001 and 2000              2

         Condensed Consolidated Statements of Shareholders' Equity
              for the Six Months Ended June 30, 2001                         3

         Condensed Consolidated Statements of Cash Flows
              for the Six Months Ended June 30, 2001 and 2000            4 - 5

         Notes to Condensed Consolidated Financial Statements           6 - 20

Item 2.  Management's Discussion and Analysis of
              Financial Condition and Results of Operations            21 - 34

Item 3.  Quantitative and Qualitative Disclosures about Market Risk         35

PART II. OTHER INFORMATION (Items 1, 2, 3 and 5 are not applicable)
         -----------------

Item 4.  Submission of Matters to a Vote of Security Holders           35 - 36

Item 6.  Exhibits and Reports on Form 8-K                              37 - 42

                              PUBLIC STORAGE, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    (Amounts in thousands, except share data)

                                                                                    June 30,     December 31,
                                                                                      2001           2000
                                                                                  ------------   ------------
                                                                                  (Unaudited)
                                     ASSETS
                                     ------
Cash and cash equivalents .....................................................   $    50,761    $    89,467
Real estate facilities, at cost:
     Land .....................................................................     1,141,460      1,107,867
     Buildings ................................................................     3,157,901      3,026,550
                                                                                  ------------   ------------
                                                                                    4,299,361      4,134,417
     Accumulated depreciation .................................................      (741,418)      (668,018)
                                                                                  ------------   ------------
                                                                                    3,557,943      3,466,399
     Construction in process ..................................................       143,971        217,140
     Land held for development ................................................        29,771         21,447
                                                                                  ------------   ------------
         Total real estate ....................................................     3,731,685      3,704,986

Investment in real estate entities ............................................       459,623        448,928
Intangible assets, net ........................................................       180,361        185,017
Mortgage notes receivable from affiliates .....................................        24,239         26,238
Other assets ..................................................................        66,893         59,305
                                                                                  ------------   ------------
              Total assets ....................................................   $ 4,513,562    $ 4,513,941
                                                                                  ============   ============

                      LIABILITIES AND SHAREHOLDERS' EQUITY
                      ------------------------------------
Notes payable .................................................................   $   149,796    $   156,003
Accrued and other liabilities .................................................       108,752        100,903
                                                                                  ------------   ------------
              Total liabilities ...............................................       258,548        256,906

Minority interest:
     Preferred operating partnership units ....................................       365,000        365,000
     Other ....................................................................       162,662        167,918

Commitments and contingencies

Shareholders' equity:
     Preferred Stock, $0.01 par value, 50,000,000 shares authorized, 11,148,000 shares issued and outstanding, (11,141,100 at December 31, 2000) at liquidation preference:
           Cumulative Preferred Stock, issued in series .......................     1,327,650      1,155,150
     Common Stock, $0.10 par value, 200,000,000 shares authorized,
       113,261,141 shares issued and outstanding (123,703,874 at
       December 31, 2000) .....................................................        11,326         12,370
     Equity Stock, Series A, $0.01 par value, 200,000,000 shares
       authorized, 8,676.102 shares issued and outstanding ....................          --             --
     Class B Common Stock, $0.10 par value, 7,000,000 shares
       authorized and issued ..................................................           700            700
     Paid-in capital ..........................................................     2,302,056      2,506,736
     Cumulative net income ....................................................     1,543,469      1,387,061
     Cumulative distributions paid ............................................    (1,457,849)    (1,337,900)
                                                                                  ------------   ------------
         Total shareholders' equity ...........................................     3,727,352      3,724,117
                                                                                  ------------   ------------
              Total liabilities and shareholders' equity ......................   $ 4,513,562    $ 4,513,941
                                                                                  ============   ============

                            See accompanying notes.
                                       1

                              PUBLIC STORAGE, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                  (Amounts in thousands, except share amounts)

                                   (Unaudited)

                                                           For the Three Months Ended            For the Six Months Ended
                                                                    June 30,                             June 30,
                                                        --------------------------------     --------------------------------
                                                            2001               2000              2001               2000
                                                        -------------      -------------     -------------      -------------
REVENUES:
   Rental income:
       Self-storage facilities..................        $    179,086       $    161,211      $    350,915       $    315,769
       Commercial properties....................               3,215              2,827             6,272              5,586
       Containerized storage facilities.........              12,183              9,240            22,256             16,789
  Equity earnings of real estate entities.......               9,814              9,155            19,086             17,431
  Interest and other income.....................               3,130              5,717             6,738              9,170
                                                        -------------      -------------     -------------      -------------
                                                             207,428            188,150           405,267            364,745
                                                        -------------      -------------     -------------      -------------
EXPENSES:
  Cost of operations:
       Self-storage facilities..................              54,599             51,272           111,073            101,629
       Commercial properties....................                 882                881             1,832              1,830
       Containerized storage facilities.........              11,055              8,648            20,528             16,502
   Depreciation and amortization................              41,323             35,744            80,945             71,778
   General and administrative...................               5,000              5,576            10,584              8,621
   Interest expense.............................               1,124              1,261             2,095              2,667
                                                        -------------      -------------     -------------      -------------
                                                             113,983            103,382           227,057            203,027
                                                        -------------      -------------     -------------      -------------

   Income before minority interest and gain on
     disposition of real estate.................              93,445             84,768           178,210            161,718

MINORITY INTEREST IN INCOME:
   Preferred partnership interests..............              (8,505)            (7,411)          (17,010)            (8,336)
   Other partnership interests..................              (3,167)            (3,054)           (6,360)            (6,518)
                                                        -------------      -------------     -------------      -------------

Income before gain on disposition of real estate              81,773             74,303           154,840            146,864
   Gain on disposition of real estate...........                   -                  -             1,568                  -
                                                        -------------      -------------     -------------      -------------

NET INCOME......................................        $     81,773       $     74,303      $    156,408       $    146,864
                                                        =============      =============     =============      =============

NET INCOME ALLOCATION:
----------------------
  Allocable to preferred shareholders...........        $     28,736       $     25,045      $     56,772       $     50,083
  Allocable to equity shareholders, Series A....               5,314              2,666             8,766              4,924
  Allocable to common shareholders..............              47,723             46,592            90,870             91,857
                                                        -------------      -------------     -------------      -------------

                                                        $     81,773       $     74,303      $    156,408       $    146,864
                                                        =============      =============     =============      =============
PER COMMON SHARE:
-----------------
  Net income per share - Basic..................              $0.40              $0.35             $0.73              $0.69
                                                        =============      =============     =============      =============
  Net income per share - Diluted................              $0.39              $0.35             $0.73              $0.69
                                                        =============      =============     =============      =============
  Net income per depositary share of Equity Stock,
     Series A - Basic and Diluted...............              $0.61              $0.61             $1.23              $1.23
                                                        =============      =============     =============      =============

  Weighted average common shares - Basic........             120,734            131,588           124,403            132,184
                                                        =============      =============     =============      =============
  Weighted average common shares - Diluted......             121,639            131,734           125,130            132,335
                                                        =============      =============     =============      =============
  Weighted average depositary shares of Equity
     Stock, Series A - Basic and Diluted........               8,676              4,353             7,156              4,028
                                                        =============      =============     =============      =============

                            See accompanying notes.

                              PUBLIC STORAGE, INC.
            CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                             (Amounts in thousands)

                                   (Unaudited)

                                                 Cumulative
                                                   Senior                   Class B
                                                 Preferred       Common     Common      Paid-in
                                                   Stock         Stock       Stock      Capital
                                                ------------   ----------  ---------  ------------
Balances at December 31, 2000................   $ 1,155,150    $  12,370   $    700   $ 2,506,736


Issuance of preferred stock, net of
issuance costs:
   Series Q (6,900 shares)...................       172,500            -          -        (5,534)

Issuance of common stock:
   Exercise of stock options
   (102,160 shares)..........................             -           10          -         2,243

Repurchase of common stock
   (10,544,893 shares) ......................             -       (1,054)         -      (274,429)

Issuance of Equity Stock, Series A
(3,040.500 shares)...........................
                                                          -            -          -        72,130

Issuance of Put Option  (Note 8).............             -            -          -           910

Net income...................................             -            -          -             -

Cash distributions:
   Cumulative Senior Preferred Stock ........             -            -          -             -
   Equity Stock, Series A....................             -            -          -             -
   Class B Common Stock......................             -            -          -             -
   Common Stock..............................             -            -          -             -
                                                ------------   ----------  ---------  ------------

Balances at June 30, 2001....................   $ 1,327,650    $  11,326   $    700   $ 2,302,056
                                                ============   ==========  =========  ============


                                                                                     Total
                                                  Cumulative     Cumulative     Shareholders'
                                                  Net Income    Distributions      Equity
                                                --------------  -------------   -------------
Balances at December 31, 2000................   $  1,387,061    $ (1,337,900)   $  3,724,117


Issuance of preferred stock, net of
issuance costs:
   Series Q (6,900 shares)...................               -              -         166,966

Issuance of common stock:
   Exercise of stock options
   (102,160 shares)..........................               -              -           2,253

Repurchase of common stock
   (10,544,893 shares) ......................               -              -        (275,483)

Issuance of Equity Stock, Series A
(3,040.500 shares)...........................
                                                            -              -          72,130

Issuance of Put Option  (Note 8).............               -              -             910

Net income...................................         156,408              -         156,408

Cash distributions:
   Cumulative Senior Preferred Stock ........               -        (56,772)        (56,772)
   Equity Stock, Series A....................               -         (8,766)         (8,766)
   Class B Common Stock......................               -         (2,988)         (2,988)
   Common Stock..............................               -        (51,423)        (51,423)
                                                --------------  -------------   -------------

Balances at June 30, 2001....................   $   1,543,469   $ (1,457,849)   $  3,727,352
                                                ==============  =============   =============

                            See accompanying notes.
                                       3

                              PUBLIC STORAGE, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Amounts in thousands)

                                   (Unaudited)



                                                                                             For the Six Months Ended
                                                                                                     June 30,
                                                                                        ---------------------------------
                                                                                            2001                2000
                                                                                        --------------     --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income..................................................................         $     156,408      $     146,864
   Adjustments to reconcile net income to net cash provided by operating activities:
     Less gain on disposition of real estate...................................                (1,568)                 -
     Depreciation and amortization.............................................                80,945             71,778
     Depreciation included in equity earnings of real estate entities..........                11,214             10,130
     Minority interest in income...............................................                23,370             14,854
                                                                                        --------------     --------------
         Total adjustments.....................................................               113,961             96,762
                                                                                        --------------     --------------
             Net cash provided by operating activities.........................               270,369            243,626
                                                                                        --------------     --------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Principal payments received on notes receivable from affiliates...........                 1,999              1,980
     Mortgage notes receivable from affiliates.................................                     -            (11,400)
     Capital improvements to real estate facilities............................               (12,132)            (9,182)
     Construction in process and acquisition of land held for development......               (92,720)           (93,002)
     Acquisition of minority interests.........................................               (11,053)           (28,141)
     Proceeds from the disposition of real estate facilities...................                 9,102              8,652
     Proceeds from the disposition of real estate investments..................                     -             20,276
     Acquisition of investment in real estate entities.........................               (21,909)           (49,462)
     Acquisition of real estate facilities.....................................                     -            (14,848)
                                                                                        --------------     --------------
             Net cash used in investing activities.............................              (126,713)          (175,127)
                                                                                        --------------     --------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Principal payments on notes payable.......................................                (6,207)            (5,952)
     Net proceeds from the issuance of common stock............................                 2,253              3,717
     Net proceeds from the issuance of preferred stock.........................               166,966                  -
     Net proceeds from the issuance of equity stock............................                72,130             39,800
     Issuance of Put Option (Note 8)...........................................                   910                  -
     Net proceeds from the issuance of preferred partnership units.............                     -            311,800
     Repurchase of common stock................................................              (275,483)           (63,587)
     Distributions paid to shareholders........................................              (119,949)          (112,895)
     Special distribution paid to common shareholders..........................                     -            (38,076)
     Investment by minority interests..........................................                 7,480              6,593
     Distributions to holders of preferred partnership units...................               (17,010)            (8,336)
     Distributions from operations to minority interests.......................                (9,928)           (18,328)
     Net reinvestment (divestment) of minority interests.......................                  (896)             5,753
     Other.....................................................................                (2,628)            (4,162)
                                                                                        --------------     --------------
             Net cash (used in) provided by financing activities...............              (182,362)           116,327
                                                                                        --------------     --------------

Net (decrease) increase in cash and cash equivalents...........................               (38,706)           184,826
Cash and cash equivalents at the beginning of the period.......................                89,467             55,125
                                                                                        --------------     --------------
Cash and cash equivalents at the end of the period.............................         $      50,761      $     239,951
                                                                                        ==============     ==============

                            See accompanying notes.
                                       4

                              PUBLIC STORAGE, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Amounts in thousands)

                                   (Unaudited)

                                   (Continued)

                                                                                  For the Six Months Ended
                                                                                           June 30,
                                                                            ------------------------------------
                                                                                 2001                 2000
                                                                            ---------------     ----------------
SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

 Reduction to investment in real estate entities in connection with
   acquisition of real estate facilities............................        $            -      $         3,143

 Disposition of real estate investment in exchange for other assets:
     Investment in real estate entities.............................                     -               14,435
     Other assets...................................................                     -              (14,435)

 Real estate acquired in exchange for equity stock and reduction to
   investment in real estate entities...............................                     -              (19,017)

 Acquisition of minority interest and real estate in exchange for common stock:
     Real estate facilities.........................................                     -              (15,681)
     Minority interest..............................................                     -              (15,450)

Mortgage notes receivable forgiven in exchange for minority interest
   and real estate..................................................                     -                  350

 Real estate facilities and accumulated depreciation disposed of in
   exchange for notes receivable and minority interests.............                     -               18,769

 Minority interests acquired in exchange for  the disposition of
   real estate facilities...........................................                     -               (6,427)

 Note receivable received in exchange for the disposition of real
   estate facilities................................................                     -               (3,690)

Issuance of Equity Stock, Series A:
   In connection with special distribution to common shareholders...                     -               44,010
   In connection with acquisition of real estate facilities.........                     -                1,026

Decrease in distributions payable through the issuance of   Equity
   Stock, Series A..................................................                     -              (44,010)

Issuance of common stock :
   To acquire minority interest in consolidated real estate entities                     -                2,640

                            See accompanying notes.
                                       5

                              PUBLIC STORAGE, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2001

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

              In 1996 and 1997, we organized Public Storage Pickup and Delivery, Inc., as a separate corporation and partnership (the corporation and partnership are collectively referred to as "PSPUD") to operate storage facilities that rent portable storage containers to customers for storage in central warehouses. At June 30, 2001, PSPUD had 51 facilities in operation in 14 states.

              We invest in real estate facilities by acquiring wholly owned facilities or by acquiring interests in real estate entities which own real estate facilities. At June 30, 2001, we had direct and indirect equity interests in 1,534 properties located in 38 states, including 1,376 storage facilities and 158 commercial properties. The Company operates all of the storage facilities under the "Public Storage" name.

2.   Summary of significant accounting policies
     ------------------------------------------

     Basis of presentation
     ---------------------

              The consolidated  financial statements include the accounts of the
     Company and 34 controlled entities (the "Consolidated Entities"). Collectively, the Company and these entities own a total of 1,268 real estate facilities, consisting of 1,262 storage facilities and six commercial properties.

              At June 30, 2001, we had equity investments in 11 limited partnerships in which we do not have a controlling interest. These limited partnerships collectively own 114 self-storage facilities, which are managed by the Company. In addition, we own approximately 43% of the common interest in PS Business Parks, Inc. ("PSB"), which owns and operates 13.3 million net rentable square feet of commercial space at June 30, 2001. We do not control these entities, accordingly, our investments in these limited partnerships and PSB are accounted for using the equity method.

              Certain amounts previously reported have been reclassified to conform to the June 30, 2001 presentation.

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

              Due to the short period to maturity of our cash and cash equivalents, accounts receivable, other assets, and accrued and other liabilities, the carrying values as presented on the consolidated balance sheets are reasonable estimates of fair value. The carrying amount of mortgage notes receivable approximates fair value because the aggregate mortgage notes receivable applicable interest rates approximate market rates for those loans.

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

     Other assets
     ------------

              Other assets primarily consist of furniture, fixtures, equipment, and other such assets associated with the containerized storage facilities business as well as accounts receivable, prepaid expenses, and other such assets of the Company. Included in other assets with respect to the containerized storage business is furniture, fixtures, and equipment (net of accumulated depreciation) of $29,817,000 and $28,544,000 at June 30, 2001 and December 31, 2000, respectively. Included in depreciation and amortization expense for the three months ended June 30, 2001 and 2000 is $1,550,000 and $1,255,000, respectively, and $2,889,000 and $2,408,000 for the six months ended June 30, 2001 and 2000, respectively, of depreciation of furniture, fixtures, and equipment of the containerized storage business.

     Intangible assets
     -----------------

              Intangible assets are amortized straight-line over 25 years. At June 30, 2001 intangible assets are net of accumulated amortization of $52,365,000 ($47,709,000 at December 31, 2000). Included in depreciation and amortization expense for the three and six months ended June 30, 2001 and 2000 is $2,328,000 and $4,656,000, respectively, related to the amortization of intangible assets.

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

     Net income per common share
     ---------------------------

              Dividends paid to our preferred shareholders totaling $28,736,000 and $25,045,000 for the three months ended June 30, 2001 and 2000, respectively, and $56,772,000 and $50,083,000 for the six months ended June 30, 2001 and 2000, respectively, have been deducted from net income to arrive at net income allocable to our common shareholders.

              Net income allocated to our common shareholders has been further allocated among our two classes of common stock; our regular common stock and our Equity Stock, Series A. The allocation among each class was based upon the two-class method. Under the two-class method, earnings per share for each class of common stock is determined according to dividends declared (or accumulated) and participation rights in undistributed earnings. Under the two-class method, the Equity Stock, Series A for the three and six months ended June 30, 2001 was allocated net income of approximately $5,314,000 and $8,766,000, respectively, as compared to the three and six months ended June 30, 2000 of approximately $2,666,000 and $4,924,000, respectively. The remaining $47,723,000 and $90,870,000, for the three and six months ended June 30, 2001 respectively, and $46,592,000 and $91,857,000, for the three and six months ended June 30, 2000 respectively, was allocated to the regular common shares.

              Basic net income per share is computed using the weighted average common shares (prior to the dilutive impact of stock options outstanding). Diluted net income per common share is computed using the weighted average common shares outstanding (adjusted for stock options). Effective January 1, 2000, the Company's 7,000,000 Class B common shares outstanding began to participate in distributions of the Company's earnings. Distributions per share of Class B common stock are equal to 97% of the per share distribution paid to the Company's regular common shares. As a result of this participation in distribution of earnings, for purposes of computing net income per common share, the Company includes 6,790,000 (7,000,000 x 97%) Class B common shares in the weighted average common equivalent shares for the three and six months ended June 30, 2000 and 2001.

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

     Recent accounting  pronouncements  and guidance - accounting for derivative
     ---------------------------------------------------------------------------
     instruments and hedging activities
     ----------------------------------

              In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133 ("SFAS 133"), Accounting for Derivative Instruments and Hedging Activities," as amended in June 2000 by Statement of Financial Accounting Standards No. 138 ("SFAS 138"), "Accounting for Certain Derivative Instruments and Certain Hedging Activities," which requires companies to recognize all derivatives as either assets or liabilities in the balance sheet and measure such instruments at fair value. The Company adopted SFAS 133, as amended by SFAS 138, on January 1, 2001, and the adoption had no material impact on the Company's consolidated financial statements.

     Recent  accounting   pronouncements  and  guidance  -  goodwill  and  other
     ---------------------------------------------------------------------------
     intangible assets
     -----------------

              In July 2001, the FASB issued Statement of Financial Accounting Standards No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets," under which goodwill and indefinite life intangible assets are no longer amortized but are reviewed annually for impairment. The provisions of this statement are applicable to our fiscal year ending December 31, 2002. We are studying this statement to determine its impact on our financial statements, and will adopt this statement in the year ending December 31, 2002.

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

4.   Real estate facilities
     ----------------------

              Activity in real estate facilities during 2001 is as follows:

                                                      In thousands
                                                     --------------
     Operating facilities, at cost
       Balance at December 31, 2000 ................   $ 4,134,417
       Developed facilities ........................       150,031
       Acquisition of minority interest ............         2,781
       Capital improvements ........................        12,132
                                                     --------------
       Balance at June 30, 2001 ....................     4,299,361
                                                     --------------

     Accumulated depreciation:
       Balance at December 31, 2000 ................      (668,018)
       Additions during the year ...................       (73,400)
                                                     -------------
       Balance at June 30, 2001 ....................      (741,418)
                                                     --------------
     Construction in process:
       Balance at December 31, 2000 ................       217,140
       Current development .........................        80,459
       Transfers to land held for development ......        (3,597)
       Developed facilities ........................      (150,031)
                                                     --------------
       Balance at June 30, 2001 ....................       143,971
                                                     --------------

     Land held for development:
       Balance at December 31, 2000 ................        21,447
       Acquisitions ................................        12,261
       Transfers from construction in process ......         3,597
       Dispositions ................................        (7,534)
                                                     --------------
       Balance at June 30, 2001 ....................        29,771
                                                     --------------
       Total real estate facilities at June 30, 2001   $ 3,731,685
                                                     ==============

              During the six months ended June 30, 2001, we opened 15 newly developed facilities having approximately 1,102,000 aggregate net rentable square feet and a total cost of $103.9 million. In addition, expansions of existing facilities totaling $46.1 million were completed during the six months ended June 30, 2001. Construction in process at June 30, 2001 consists of 51 storage facilities and expansions of existing storage facilities. Land held for development consists of 13 parcels of land held for development.


              During the six months ended June 30, 2001, we sold a parcel of land for approximately $9,102,000 cash. A gain of $1,568,000 was recorded on the sale.

              Our policy is to capitalize interest incurred on debt during the course of construction of our self-storage and industrial facilities. Interest capitalized during the three and six months ended June 30, 2001 was $2,109,000 and $4,219,000, respectively, compared to $2,045,000 and
     $4,156,000, respectively, for the same periods in 2000.

5.   Investment in real estate entities
     ----------------------------------

              At June 30, 2001, our investment in real estate entities consists of (i) partnership interests in approximately 11 partnerships, which principally own self-storage facilities and (ii) our ownership interest in PSB. Such interests are non-controlling interests of less than 50% and are accounted for using the equity method of accounting. Accordingly, earnings are recognized based upon our ownership interest in each of the entities. During the three and six months ended June 30, 2001 we recognized earnings from our investments of $9,814,000 and $19,086,000, respectively, compared to $9,155,000 and $17,431,000 for the same period in 2000. We received distributions from our investments of $10,117,000 and $8,727,000 for the six months ended June 30, 2001 and 2000, respectively.

              In April 1997, we formed a joint venture partnership (the "Joint Venture") with an institutional investor to participate in the development of approximately $220 million of storage facilities. The Joint Venture has a total of 47 opened facilities with a total cost of $232 million and was fully committed at December 31, 2000.

              Summarized combined financial data (based on historical cost) with respect to those unconsolidated real estate entities in which the Company had an ownership interest at June 30, 2001 are as follows:

                                                            For the six months ended June 30, 2001
                                             ----------------------------------------------------------------------
                                              Other Equity        Development
                                              Investments        Joint Venture          PSB               Total
                                             --------------      --------------   --------------     --------------
                                                                    (Amounts in thousands)
Rental income (a).....................       $      18,565       $      15,784    $      78,674      $     113,023
Other income (a)......................                 650                 302            1,898              2,850
                                             --------------      --------------   --------------     --------------
Total revenues (a)....................              19,215              16,086           80,572            115,873
                                             --------------      --------------   --------------     --------------

Cost of operations (a)................               4,200               6,287           20,846             31,333
Depreciation (a)......................               1,835               3,409           19,379             24,623
Other expenses (a)....................               2,307                  77            2,900              5,284
                                             --------------      --------------   --------------     --------------
Total expenses (a)....................               8,342               9,773           43,125             61,240
                                             --------------      --------------   --------------     --------------
Income before minority interest (a)...              10,873               6,313           37,447             54,633
Minority interest (a).................                   -                   -          (13,152)           (13,152)
                                             --------------      --------------   --------------     --------------
Net income (a)........................       $      10,873       $       6,313    $      24,295      $      41,481
                                             ==============      ==============   ==============     ==============
At June 30, 2001:
-----------------
Real estate, net (a)..................       $      66,121       $     216,181    $     947,374      $   1,229,676
Total assets (a)......................             105,684             221,012          991,062          1,317,758
Total debt (a)........................              22,574                   -           30,563             53,137
Total liabilities (a).................              31,794               3,577           62,977             98,348
Minority interest (a).................                   -                   -          307,022            307,022
Total equity (a)......................              73,890             217,435          621,063            912,388

The Company's investment (book value) at
  June 30, 2001.......................       $     127,919       $      65,231    $     266,473      $     459,623

The Company's effective average common
  ownership interest at June 30, 2001.             44%                 30%              43%


(a) Amounts represent 100% of the unconsolidated entities' balances and not the Company's pro-rata share.


6.   Revolving line of credit
     ------------------------

              The credit agreement (the "Credit Facility") has a borrowing limit of $150 million and an expiration date of July 1, 2002. The expiration date may be extended by one year on each anniversary of the credit agreement. Interest on outstanding borrowings is payable monthly. At our option, the rate of interest charged is equal to (i) the prime rate or (ii) a rate ranging from the London Interbank Offered Rate ("LIBOR") plus 0.40% to LIBOR plus 1.10% depending on the Company's credit ratings and coverage ratios, as defined. In addition, the Company is required to pay a quarterly commitment fee of 0.250% (per annum). The Credit Facility allows us, at our option, to request the group of banks to propose the interest rate they would charge on specific borrowings not to exceed $50 million; however, in no case may the interest rate proposal be greater than the amount provided by the Credit Facility. At June 30, 2001, we had no borrowings on our line of credit.

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

              In November 1999, we formed a second development joint venture with a joint venture partner to develop $100 million of storage facilities and to purchase $100 million of the Company's Equity Stock, Series AAA. The joint venture is funded solely with equity capital consisting of 51% from the Company and 49% from the joint venture partner. The joint venture is consolidated and, accordingly, the Equity Stock, Series AAA is eliminated in consolidation. Included in minority interest is $80,851,000 million relative to the joint venture, primarily representing total contributions received from our joint venture partners, net of distributions. Minority interest increased $7,480,000 since December 31, 2000 as a result of contributions by our joint venture partner, and decreased by $3,865,000 as a result of distributions to our joint venture partner.

              On March 17, 2000, we issued $240.0 million of 9.5% Series N Cumulative Redeemable Perpetual Preferred Units and on March 29, 2000, we issued $75.0 million of 9.125% Series O Cumulative Redeemable Perpetual Preferred Units, and on August 11, 2000, we issued $50.0 million of 8.75% Series P Cumulative Redeemable Perpetual Preferred Units in one of our operating partnerships. The units are not redeemable during the first 5 years, thereafter, at our option, we can call the units for redemption at the issuance amount plus any unpaid distributions. The units are not redeemable by the holder. Subject to certain conditions, the Series N preferred units are convertible into shares of 9.5% Series N Cumulative Preferred Stock and the Series O preferred units are convertible into shares of 9.125% Series O Cumulative Preferred Stock of the Company and the Series P preferred units are convertible into shares of 8.75% Series P Cumulative Preferred Stock These transactions had the effect of increasing minority interest by $365 million in the year ended December 31, 2000. The holders of these preferred units were paid distributions in aggregate of approximately $8,505,000 and $17,010,000 for the three and six months ended June 30, 2001, respectively, compared to $7,411,000 and $8,336,000 for the three and six months ended June 30, 2000, respectively, and received a corresponding allocation of minority interest in earnings for these periods.

              As of June 30, 2001, there were 237,935 operating partnership units ("OP Units") outstanding in one of the Consolidated Entities. OP Units are convertible on a one-for-one basis (subject to certain limitations) into common shares of the Company at the option of the unitholder. Minority interest in income allocated to minority interests with respect to weighted average outstanding OP Units on a per unit basis equal to diluted earnings per common share. During the six months ended June 30, 2001, no units were redeemed.

              In the six months ended June 30, 2001, the Company acquired interests in the Consolidated Entities for an aggregate cost of $11,053,000 cash; these acquisitions had the effect of reducing minority interest by $8,272,000, with the excess of cost over underlying book value ($2,781,000) allocated to real estate.

8.   Shareholders' equity
     --------------------

     Preferred stock
     ---------------

              At June 30, 2001 and December 31, 2000, we had the following series of Preferred Stock outstanding:

                                                          At June 30, 2001                 At December 30, 2000
                                                     ----------------------------      ----------------------------
                                      Dividend         Shares          Carrying          Shares           Carrying
              Series                    Rate         Outstanding        Amount         Outstanding         Amount
-------------------------------       ----------     ------------     -----------      -----------      -----------
                                                    (Dollar amount in thousands)       (Dollar amount in thousands)
Series A                                 10.000%       1,825,000      $    45,625        1,825,000      $    45,625
Series B                                  9.200%       2,386,000           59,650        2,386,000           59,650
Series C                              Adjustable       1,200,000           30,000        1,200,000           30,000
Series D                                  9.500%       1,200,000           30,000        1,200,000           30,000
Series E                                 10.000%       2,195,000           54,875        2,195,000           54,875
Series F                                  9.750%       2,300,000           57,500        2,300,000           57,500
Series G                                  8.875%           6,900          172,500            6,900          172,500
Series H                                  8.450%           6,750          168,750            6,750          168,750
Series I                                  8.625%           4,000          100,000            4,000          100,000
Series J                                  8.000%           6,000          150,000            6,000          150,000
Series K                                  8.250%           4,600          115,000            4,600          115,000
Series L                                  8.250%           4,600          115,000            4,600          115,000
Series M                                  8.750%           2,250           56,250            2,250           56,250
Series Q                                  8.600%           6,900          172,500                -                -
                                                     ------------     -----------      -----------      -----------
Total Senior Preferred Stock                          11,148,000      $ 1,327,650       11,141,100      $ 1,155,150
                                                     ============     ===========      ===========      ===========

              The Series Q preferred stock was issued on January 19, 2001, resulting in net proceeds from the issuance of approximately $166,966,000.

              The Series A through Series Q preferred stock (collectively the "Senior Preferred Stock") have general preference rights with respect to liquidation and quarterly distributions. Holders of the preferred stock, except under certain conditions and as noted above, will not be entitled to vote on most matters. In the event of a cumulative arrearage equal to six quarterly dividends or failure to maintain a Debt Ratio (as defined) of 50% or less, holders of all outstanding series of preferred stock (voting as a single class without regard to series) will have the right to elect two additional members to serve on the Company's Board of Directors until events of default have been cured. At June 30, 2001, there were no dividends in arrears and the Debt Ratio was 2.8%.

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

              In April 2001, the Company completed a public offering of 2,210,500 depositary shares each representing 1/1,000 of a share of Equity Stock, Series A, raising net proceeds of approximately $51,836,000 million. In May 2001, the Company completed a direct placement of 830,000 depositary shares each representing 1/1,000 of a share of Equity Stock, Series A, raising net proceeds of approximately $20,294,000 million.

              At June 30, 2001, we had 8,676,102 depositary shares outstanding, each representing 1/1,000 of a share of Equity Stock, Series A ("Equity Stock A"). The Equity Stock A ranks on a parity with common stock and junior to the Senior Preferred Stock with respect to general preference rights and has a liquidation amount which cannot exceed $24.50 per share. Distributions with respect to each depositary share shall be the lesser of:
     a) five times the per share dividend on the Common Stock or b) $2.45 per annum. Except in order to preserve the Company's federal income tax status as a REIT, we may not redeem the depositary shares before March 31, 2010. On or after March 31, 2010 we may, at our option, redeem the depositary shares at $24.50 per depositary share. If the Company fails to preserve its federal income tax status as a REIT, the depositary shares will be convertible into common stock on a one for one basis. The depositary shares are otherwise not convertible into common stock. Holders of depositary shares vote as a single class with our holders of common stock on shareholder matters, but the depositary shares have the equivalent of one-tenth of a vote per depositary share. We have no obligation to pay distributions on the depositary shares if no distributions are paid to common shareholders.

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

     Common Stock
     ------------

              As previously announced, the Company's Board of Directors authorized the repurchase from time to time of up to 25,000,000 shares of the Company's common stock on the open market or in privately negotiated transactions. In the six months ended June 30, 2001, the Company repurchased a total of 10,544,893 shares, for a total aggregate cost of approximately $275,483,000. From the initial authorization through June 30, 2001, the Company has repurchased a total of 21,445,320 shares of common stock at an aggregate cost of approximately $534,103,000.

              During April 2001, we entered into an arrangement with a financial institution whereby we sold to the institution the right to require us to purchase from the institution up to 1,000,000 shares of our common stock at a price of $26.26 on certain dates in September 2001 and October 2001 (the institution's rights are collectively referred to hereinafter as the "Put Option."). In exchange for the Put Option, the financial institution paid us $910,000, the amount of which has been reflected as an increase to our paid-in capital. The outstanding put options, upon exercise, can be settled by us, at our option, if the price is below $26.26 on the Exercise Dates in September and October 2001, by (i) the issuance of additional common shares to the financial institution with a value equal to the difference in market value of the shares subject to the exercise and $26.26 per share, (ii) by payment of cash to the financial institution in an amount equal to the difference in market value of the shares subject to the exercise and $26.26 per share or (iii) by purchasing the shares from the institution at $26.26 per share.

     Class B Common Stock
     --------------------

              Commencing January 1, 2000, Class B Common Stock participates in distributions at the rate of 97% of the per share distributions on the Common Stock, provided that cumulative distributions of at least $0.22 per quarter per share have been paid on the Common Stock, (i) not participate in liquidating distributions, (ii) not be entitled to vote (except as expressly required by California law) and (iii) automatically convert into Common Stock, on a share for share basis, upon the later to occur of FFO per common share aggregating $3.00 during any period of four consecutive calendar quarters or January 1, 2003.

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

              For these purposes, FFO per share of Common Stock (as defined above) was $2.72 for the four consecutive calendar quarters ended June 30, 2001.

     Dividends
     ---------

              The following summarizes dividends during the first six months of 2001:

                                            Distributions Per
                                                Share or           Total
                                            Depositary Share    Distributions
                                            -----------------  ---------------
Preferred Stock:
----------------
Series A..............................            $1.250         $2,280,000
Series B..............................            $1.150          2,744,000
Series C..............................            $0.844          1,012,000
Series D..............................            $1.188          1,426,000
Series E..............................            $1.250          2,744,000
Series F..............................            $1.219          2,802,000
Series G..............................            $1.109          7,656,000
Series H..............................            $1.056          7,130,000
Series I..............................            $1.078          4,312,000
Series J..............................            $1.000          6,000,000
Series K .............................            $1.031          4,744,000
Series L .............................            $1.031          4,744,000
Series M .............................            $1.094          2,460,000
Series Q .............................            $0.974          6,718,000
                                                               --------------
                                                                 56,772,000
Common Stock:
-------------
Equity Stock, Series A................            $1.225          8,766,000
Common (a)............................            $0.440         51,423,000
Class B Common........................            $0.427          2,988,000
                                                               --------------
   Total dividends....................                         $119,949,000
                                                               ==============

(a) On August 9, 2001, the Company declared a regular quarterly dividend of $0.45 per share, an increase from the regular quarterly dividend of $0.22 per share paid in the six months ended June 30, 2001. In addition, on August 9, 2001, the Company declared a special distribution in the amount of $0.35 per share. The dividends declared on August 9, 2001 are payable on September 28, 2001.

              The dividend rate on the Series Q preferred stock was prorated from January 19, 2001 (date of issuance) through March 31, 2001. The dividend rate on the Series C Preferred Stock for the first and second quarters of 2001 was equal to 6.75% per annum. The dividend rate per annum will be adjusted quarterly and will be equal to the highest of one of three U.S. Treasury indices (Treasury Bill Rate, Ten Year Constant Maturity Rate, or Thirty Year Constant Maturity Rate) multiplied by 110%. However, the dividend rate for any dividend period will neither be less than 6.75% per annum nor greater than 10.75%. The dividend rate for the quarter ending September 30, 2001 will be equal to 6.75% per annum.

9.   Segment Information
     -------------------

              In July 1997, the FASB issued Statement of Financial Accounting Standards No. 131 "Disclosures about Segments of an Enterprise and Related Information, "which establishes standards for the way that public business enterprises report information about operating segments. This statement is effective for financial statements for periods beginning after December 15, 1997. We adopted this standard effective for the year ended December 31, 1998. For information regarding the description of each reportable segment, policies relating to the measurement of segment profit or loss, and segment assets, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2000.

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

                                                           Three months ended                       Six months ended
                                                                 June 30,                               June 30,
                                                         ----------------------                 ----------------------
                                                            2001         2000        Change        2001         2000        Change
                                                         ---------    ---------    ---------    ---------    ---------    ----------
                                                                               (Dollar amounts in thousands)
RECONCILIATION OF REVENUES BY SEGMENT
-------------------------------------

Self storage
------------
  Self storage property rentals........................  $179,086     $161,211      $17,875     $350,915     $315,769       $35,146
  Equity in earnings - self storage property operations     5,691        5,733          (42)      10,848       10,982          (134)
  Equity in earnings - depreciation (self storage) ....    (1,827)      (1,384)        (443)      (3,379)      (3,026)         (353)
                                                         ---------    ---------    ---------    ---------    ---------    ----------
      Self storage segment revenues....................   182,950      165,560       17,390      358,384      323,725        34,659
                                                         ---------    ---------    ---------    ---------    ---------    ----------
Containerized storage .................................    12,183        9,240        2,943       22,256       16,789         5,467
---------------------                                    ---------    ---------    ---------    ---------    ---------    ----------

Commercial  properties
----------------------
  Commercial property rentals..........................     3,215        2,827          388        6,272        5,586           686
  Equity in earnings - commercial property operations..    12,392       10,729        1,663       24,038       20,558         3,480
  Equity in earnings - depreciation (commercial
     properties).......................................    (4,112)      (3,714)        (398)      (7,835)      (7,104)         (731)
                                                         ---------    ---------    ---------    ---------    ---------    ----------
      Commercial properties  segment revenues..........    11,495        9,842        1,653       22,475       19,040         3,435
                                                         ---------    ---------    ---------    ---------    ---------    ----------
Other items not allocated to segments
-------------------------------------
  Equity in earnings - general and administrative and      (2,330)      (2,209)        (121)      (4,586)      (3,979)         (607)
     other.............................................
  Interest and other income............................     3,130        5,717       (2,587)       6,738        9,170        (2,432)
                                                         ---------    ---------    ---------    ---------    ---------    ----------
      Total other items not allocated to segments......       800        3,508       (2,708)       2,152        5,191        (3,039)
                                                         ---------    ---------    ---------    ---------    ---------    ----------
      Total revenues...................................  $207,428     $188,150      $19,278     $405,267     $364,745       $40,522
                                                         =========    ========-    =========    =========    =========    ==========

                                       18

                                                           Three months ended                      Six months ended
                                                                June 30,                                June 30,
                                                         ----------------------                 ----------------------
                                                           2001          2000        Change        2001         2000        Change
                                                         ---------    ---------    ---------    ---------    ---------    ----------
                                                                               (Dollar amounts in thousands)
RECONCILIATION OF NET INCOME BY SEGMENT
---------------------------------------

Self storage
------------
  Self storage properties .............................  $124,487      $109,939      $14,548     $239,842     $214,140     $25,702
  Depreciation and amortization - self storage.........   (38,923)      (33,822)      (5,101)     (76,309)     (68,144)     (8,165)
  Equity in earnings - self storage property operations     5,691         5,733          (42)      10,848       10,982        (134)
  Equity in earnings - depreciation (self-storage) ....    (1,827)       (1,384)        (443)      (3,379)      (3,026)       (353)
                                                         ---------    ---------    ---------    ---------    ---------    ----------
      Total self storage segment net income............    89,428        80,466        8,962      171,002      153,952      17,050
                                                         ---------    ---------    ---------    ---------    ---------    ----------
Containerized storage
---------------------
  Containerized storage operations.....................     1,128           592          536        1,728          287       1,441
  Containerized storage depreciation...................    (1,739)       (1,368)        (371)      (3,266)      (2,634)       (632)
                                                         ---------    ---------    ---------    ---------    ---------    ----------
      Total containerized storage segment net income...      (611)         (776)         165       (1,538)      (2,347)        809
                                                         ---------    ---------    ---------    ---------    ---------    ----------
Commercial  properties
----------------------
  Commercial properties................................     2,333         1,946          387        4,440        3,756         684
  Depreciation and amortization - commercial properties      (661)         (554)        (107)      (1,370)      (1,000)       (370)
  Equity in earnings - commercial property operations..    12,392        10,729        1,663       24,038       20,558       3,480
  Equity in earnings - depreciation (commercial
     properties) ......................................    (4,112)       (3,714)        (398)      (7,835)      (7,104)       (731)
                                                         ---------    ---------    ---------    ---------    ---------    ----------
      Total commercial property segment net income.....     9,952         8,407        1,545       19,273       16,210       3,063
                                                         ---------    ---------    ---------    ---------    ---------    ----------
Other items not allocated to segments
-------------------------------------
  Equity in earnings - general and administrative and      (2,330)       (2,209)        (121)      (4,586)      (3,979)       (607)
     other.............................................
  Interest and other income............................     3,130         5,717       (2,587)       6,738        9,170      (2,432)
  General and administrative...........................    (5,000)       (5,576)         576      (10,584)      (8,621)     (1,963)
  Interest expense.....................................    (1,124)       (1,261)         137       (2,095)      (2,667)        572
  Gain on sale of land.................................         -             -            -        1,568            -       1,568
  Minority interest in income..........................   (11,672)      (10,465)      (1,207)     (23,370)     (14,854)     (8,516)
                                                         ---------    ---------    ---------    ---------    ---------    ----------
      Total other items not allocated to segments......   (16,996)      (13,794)      (3,202)     (32,329)     (20,951)    (11,378)
                                                         ---------    ---------    ---------    ---------    ---------    ----------

      Total net income ................................   $81,773       $74,303       $7,470     $156,408     $146,864      $9,544
                                                         =========    =========    =========    =========    =========    ==========

                                       19

10.  Agreement to Acquire PS Insurance Company
     -----------------------------------------

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

         FORWARD LOOKING STATEMENTS: When used within this document, the words "expects," "believes," "anticipates," "should," "estimates," and similar expressions are intended to identify "forward-looking statements" within the meaning of that term in Section 27A of the Securities Exchange Act of 1933, as amended, and in Section 21F of the Securities Exchange Act of 1934, as amended. Such forward-looking statements involve known and unknown risks, uncertainties, and other factors, which may cause our actual results and performance to be materially different from those expressed or implied in the forward looking statements. Such factors include the impact of competition from new and existing self-storage and commercial facilities which could impact rents and occupancy levels at our facilities; our ability to evaluate, finance, and integrate acquired and developed properties into our existing operations; our ability to effectively compete in the markets in which we do business; the impact of the regulatory environment as well as national, state, and local laws and regulations including, without limitation, those governing Real Estate Investment Trusts; the acceptance by consumers of the Pickup and Delivery concept; the impact of general economic conditions upon rental rates and occupancy levels at our facilities; and the availability of permanent capital at attractive rates.

RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

         Net income for the three months ended June 30, 2001 was $81,773,000 compared to $74,303,000 for the same period in 2000, representing a increase of $7,470,000 or 10.1%. The increase in net income was primarily the result of improved property operations combined with increased operations from acquired and newly developed real estate properties during 2000 and 2001. The impact of these items was partially offset by increased depreciation expense, resulting primarily from new properties, and an increase in the allocation of income to minority interests. During 2000, the Company issued a total of $365,000,000 in preferred operating partnership units, and as a result, distributions to these unitholders increased from $7,411,000 in the three months ended June 30, 2000 to $8,505,000 in the same period in 2001. Unlike distributions to preferred shareholders, distributions to preferred unitholders are presented as minority interest in income and a reduction in net income. Primarily as a result of these distributions, minority interest in income increased $1,207,000 for the three months ended June 30, 2001 as compared to the same period in 2000.

         During the three months ended June 30, 2001 and 2000, we allocated $28,736,000 and $25,045,000 of our net income (based on distributions paid), respectively, to our preferred shareholders, representing an increase of 14.7%. This increase is due to an additional issuance of preferred stock in 2001. In addition, during the three months ended June 30, 2001 and 2000, we allocated $5,314,000 and $2,666,000 of our net income (based on distributions paid), respectively, to our equity shareholders, representing an increase of 99.3%. This increase is due to additional issuances of equity stock in 2001 and 2000.

         Net income remaining to our regular common shareholders, after allocating net income to our preferred and equity shareholders, totaled $47,723,000 for the three months ended June 30, 2001 compared to $46,592,000 for the same period in 2000, representing an increase of 2.4%. Net income per common share was $0.39 on a diluted basis (based on 121,639,000 weighted average diluted common equivalent shares) for the three months ended June 30, 2001 compared to $0.35 per common share on a diluted basis (based on 131,734,000 weighted average diluted common equivalent shares), representing an increase of 11.4%. The year over year increase in net income on a per share basis (11.4%) was significantly higher than the year over year increase in aggregate net income allocated to the common (2.4%) due to the reduction in weighted average shares outstanding as a result of our share repurchase activities.

         Net income for the six months ended June 30, 2001 was $156,408,000 compared to $146,864,000 for the same period in 2000, representing a increase of $9,544,000 or 6.5%. The increase in net income was primarily the result of improved property operations, the acquisition of additional real estate investments during 2000 and 2001 and a gain on the sale of land. The impact of these items was partially offset by increased depreciation expense, resulting primarily from new property additions, and an increase in the allocation of income to minority interests. As indicated above, in 2000, we issued preferred operating partnership units, and as a result, distributions to these unitholders increased from $8,336,000 in the six months ended June 30, 2000 to $17,010,000 in the same period in 2001. Unlike distributions to preferred shareholders, distributions to preferred unitholders are presented as minority interest in income and a reduction in net income. Primarily as a result of these distributions, minority interest in income increased $8,516,000 for the six months ended June 30, 2001 as compared to the same period in 2000.

         During the six months ended June 30, 2001 and 2000, we allocated $56,772,000 and $50,083,000 of our net income (based on distributions paid), respectively, to our preferred shareholders, representing an increase of 13.4%. This increase is due to an additional issuance of preferred stock in 2001. In addition, during the six months ended June 30, 2001 and 2000, we allocated $8,766,000 and $4,924,000 of our net income (based on distributions paid), respectively, to our equity shareholders, representing an increase of 78.0%. This increase is due to additional issuances of equity stock in 2001 and 2000.

         Net income remaining to our regular common shareholders, after allocating net income to our preferred and equity shareholders, totaled $90,870,000 for the six months ended June 30, 2001 compared to $91,857,000 for the same period in 2000, representing a decrease of approximately 1.1%. Net income per common share was $0.73 on a diluted basis (based on 125,130,000 weighted average diluted common equivalent shares) for the six months ended June 30, 2001 compared to $0.69 per common share on a diluted basis (based on 132,335,000 weighted average diluted common equivalent shares), representing an increase of 5.8%. The year over year 5.8% increase in net income on a per share basis as compared to the year over year 1.1% decrease in aggregate net income allocated to our regular common shareholders results from the reduction in weighted average shares outstanding due to our share repurchase activities.

REAL ESTATE OPERATIONS
--------------------------------------------------------------------------------

         Rental income and cost of operations have increased for the three and six months ended June 30, 2001 compared to the same period in 2000 due to our merger and acquisition activities throughout 2000 and 2001. As a result of these items, the number of storage facilities included in the consolidated financial statements has increased from 1,213 at June 30, 2000 to 1,262 at June 30, 2001.

         SELF-STORAGE OPERATIONS: The following table summarizes the operating results (before depreciation) of (i) the 913 stabilized self-storage facilities that we owned as of December 31, 1999 (the "Consistent Group") and (ii) all other facilities (the "Other Facilities"):

SUMMARY OF SELF-STORAGE OPERATIONS - HISTORICAL
-----------------------------------------------

                                           Three months ended                           Six months ended
                                                June 30,                                     June 30,
                                         -----------------------   Percentage        -----------------------   Percentage
                                            2001         2000        Change             2001         2000        Change
                                         ----------   ----------   ----------        ----------   ----------   ----------
                                                       (Amounts in thousands, except per square foot data)

Rental income  (a)
-------------
    Consistent Group.............        $ 139,270    $ 130,204      7.0%            $ 273,693    $ 255,043       7.3%
    Other Facilities.............           39,816       31,007     28.4%               77,222       60,726      27.2%
                                         ----------   ----------   ----------        ----------   ----------   ----------
                                           179,086      161,211     11.1%              350,915      315,769      11.1%
                                         ----------   ----------   ----------        ----------   ----------   ----------
Cost of Operations
------------------
    Consistent Group.............           38,160       39,547     (3.5)%              78,375       78,350       0.0%
    Other Facilities.............           16,439       11,725     40.2%               32,698       23,279      40.5%
                                         ----------   ----------   ----------        ----------   ----------   ----------
                                            54,599       51,272      6.5%              111,073      101,629       9.3%
                                         ----------   ----------   ----------        ----------   ----------   ----------

Net operating income
--------------------
    Consistent Group.............          101,110       90,657     11.5%              195,318      176,693      10.5%
    Other Facilities.............           23,377       19,282     21.2%               44,524       37,447      18.9%
                                         ----------   ----------   ----------        ----------   ----------   ----------
                                           124,487      109,939     13.2%              239,842      214,140      12.0%

Depreciation and amortization              (38,923)     (33,822)    15.1%              (76,309)     (68,144)     12.0%
                                         ----------   ----------   ----------        ----------   ----------   ----------
   Net Income                            $  85,564    $  76,117     12.4%            $ 163,533    $ 145,996      12.0%
                                         ==========   ==========   ==========        ==========   ==========   ==========
Consistent Group data
---------------------
  Gross margin........................       72.6%        69.6%      3.0%                71.4%        69.3%       2.1%
  Weighted average :
     Occupancy........................       90.7%        93.0%     (2.3)%               89.9%        92.2%      (2.3)%
     Realized annual rent per square
     foot  (b)........................      $11.40       $10.39      9.7%               $11.31       $10.27      10.1%

Number of facilities at end of period:
  Consistent group....................        913          913       -                    913          913        -
  Other Facilities....................        349          300      16.3%                 349          300       16.3%

Net rentable sq. ft. at end of period
 (in thousands):
  Consistent group....................     53,882       53,882       -                 53,882       53,882        -
  Other Facilities....................     22,483       18,362      22.4%              22,483       18,362       22.4%


(a) Rental income includes late charges and administrative fees. For the Consistent Group, late charges and administrative fees in aggregate totaled $4,801,000 and $4,712,000 for the three months ended June 30, 2001 and 2000, respectively, and $9,635,000 and $9,507,000 for the six months ended June 30, 2001 and 2000, respectively.

(b) Realized annual rent per square foot is computed by annualizing rental income including late charges and administrative fees divided by the weighted average occupied square footage for the period.

         The Company experienced accelerated growth in the consistent group's net operating income for the three and six months ended June 30, 2001, with overall net operating income increasing 11.5% and 10.5%, respectively, as compared to the same periods in 2000. Rental income increased 7.0% and 7.3% for the three and six months ended June 30, 2001, respectively, and cost of operations decreased 3.5% and was stable for the three and six months ended June 30, 2001, respectively, as compared to the same periods in 2000.

         The increase in rental income is attributable to a 9.7% and 10.1% increase in realized rent per occupied square foot for the three and six months ended June 30, 2001, respectively, as compared to the same periods in 2000, partially offset by a reduction in weighted average occupancy level. Higher realized rent per occupied square foot was achieved through more aggressive pricing of our self-storage space. Over the past several months, we have increased rents charged to new tenants and have significantly reduced the level of discounts offered to new tenants. In addition, in many markets, we have increased the level of rent charged to our existing tenant base.

         As expected, our more aggressive rental rates and reductions in the amount of discounts offered have resulted in a reduction in weighted average occupancy levels for both the three and six months periods. Although we experienced a decline of 2.3% in weighted average occupancy levels during the three and six month periods, at June 30, 2001 the decline was 1.7%.

         Consistent Group discounts for the three and six months ended June 30, 2001 totaled $1,521,000 and $3,649,000, respectively, as compared to $3,923,000 and $8,284,000, respectively, for the same periods in 2000.

         We believe that our ability to raise rents and thereby increase rental income was facilitated by 1) more aggressive marketing efforts, including a $622,000 increase in television advertising expenditures for the three and six months ended June 30, 2001 as compared to the same periods in 2000, as well as an increase in the intensity of our yellow page advertising, and 2) the continuing impact of our efforts over the last several years to improve the value of the Public Storage brand, most significantly through the completion of our program to enhance our visual icon and to modernize the appearance of our self-storage facilities.

         Consistent Group cost of operations declined 3.5% in the quarter ended June 30, 2001 as compared to the same period in 2000, and was stable in the six months ended June 30, 2001 as compared to the same period in 2000. The expense moderation was due to our continued focus upon cost control and the result of specific cost control programs, such as a trial program instituted in some markets to close the rental offices on Sunday to reduce payroll expense. There can be no assurance as to the level of expenses in future periods.

         The following table summarizes major operating expenses with respect to the Consistent Group:

                                           Three months ended                         Six months ended
                                                June 30,                                  June 30,
                                        ---------------------------               ---------------------------
                                           2001            2000        Change        2001            2000        Change
                                        -----------     -----------  -----------  -----------     -----------  -----------
                                                                      (Amounts in thousands)
Payroll expense                         $   10,630      $   11,193     (5.0)%     $   21,773      $   22,403     (2.8)%
Property taxes                              10,606          10,534      0.7%          22,560          22,297      1.2%
Repairs and maintenance                      3,080           4,097    (24.8)%          5,890           7,152    (17.6)%
Advertising                                  3,196           2,335     36.9%           5,296           4,064     30.3%
Telephone reservation center costs           1,955           2,274    (14.0)%          4,197           4,381     (4.2)%
Other                                        8,693           9,114     (4.6)%         18,659          18,053      3.4%
                                        -----------     -----------  -----------  -----------     -----------  -----------
                                        $   38,160      $   39,547     (3.5)%     $   78,375      $   78,350      0.0%
                                        ===========     ===========  ===========  ===========     ===========  ===========

         Cost of operations includes both direct costs and indirect cost of operating and managing the facilities. Payroll, property taxes, repairs and maintenance, advertising and the telephone reservation center in aggregate account for approximately 76% of the total cost of operations. With respect to the Consistent Group of facilities, cost of operations for the quarter ended June 30, 2001 decreased approximately 3.5% compared to the same period of last year. This decrease was primarily a result of decreases in telephone reservation center expenses, payroll expense and repairs and maintenance partially offset by increases in advertising (up 36.9%). The increase in advertising for the three and six months ended June 30, 2001 is the result of advertising in additional yellow page directories combined with increased rates in existing directories, primarily due to the expansion of the size of our ads.

         During 1999 and 2000 and the six months ended June 30, 2001, we have opened 45 newly developed facilities with a total cost of approximately $249.6 million. Included in the self-storage operations table above, under the caption "Other Facilities", are rental income and cost of operations of $3,183,000 and $2,238,000, respectively, for the three months ended June 30, 2001, and $5,551,000 and $4,141,000, respectively, for the six months ended June 30, 2001, with respect to these facilities. Included in the self-storage operations table above, under the caption "Other Facilities", are rental income and cost of operations of $404,000 and $479,000, respectively, for the three months ended June 30, 2000, and $747,000 and $893,000, respectively, for the six months ended June 30, 2000, with respect to these facilities. We also completed expansions of storage facilities with aggregate costs of approximately $46.1 million in the six months ended June 30, 2001.

         Due to the fill-up nature of a newly developed self-storage facility, our earnings have been negatively impacted by our development activities. Unlike many other types of real estate, we do not pre-lease our storage space prior to the opening of a newly developed facility. Generally, it takes approximately 24 months for a newly developed facility to reach a stabilized occupancy level of 90%. At this stabilized occupancy level, operating costs represent approximately 30% of stabilized rental revenues. Since the operating costs are substantially fixed in nature, a newly developed facility will not reach a break-even operating cash flow until it achieves an occupancy level of approximately 30%. At June 30, 2001, the 45 newly developed facilities had an average occupancy level of approximately 49%. We expect that over at least the next twelve months our development activities will continue to have a negative impact to our earnings as additional newly developed facilities are opened. See "Liquidity and Capital Resources - Acquisition and Development of Facilities."

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

         During the second quarter of 2000, we acquired two commercial facilities (which are expected to be converted into storage facilities) for an aggregate cost of $5,930,000. Included in commercial property operations are rental income and cost of operations of $177,000 and $56,000, respectively, for the three months ended June 30, 2001, and $314,000 and $127,000, respectively, for the six months ended June 30, 2001, with respect to these facilities. Included in commercial property operations are rental income and cost of operations of $136,000 and $21,000, respectively, for the three and six months ended June 30, 2000. The following table sets forth the historical commercial property amounts included in the financial statements:

COMMERCIAL PROPERTY OPERATIONS
------------------------------

                                    Three months ended                              Six months ended
                                         June 30,                                       June 30,
                                 -----------------------                         -----------------------
                                   2001           2000        Change                2001          2000         Change
                                 ---------     ---------     ---------           ---------     ---------     ---------
                                                                (Amounts in thousands)

Rental income.............       $  3,215      $  2,827         13.7%            $  6,272      $  5,586       12.3%
Cost of operations........            882           881          0.1%               1,832         1,830        0.1%
                                 ---------     ---------     ---------           ---------     ---------     ---------

 Net operating income prior
   to depreciation........          2,333         1,946         19.9%               4,440         3,756       18.2%

Depreciation..............            661           554         19.3%               1,370         1,000       37.0%
                                 ---------     ---------     ---------           ---------     ---------     ---------

Net income................       $  1,672      $  1,392         20.1%            $  3,070      $  2,756       11.4%
                                 =========     =========     =========           =========     =========     =========

                                       25

         CONTAINERIZED STORAGE FACILITIES OPERATIONS: At June 30, 2001, PSPUD operated 51 facilities. PSPUD incurred operating losses totaling approximately $611,000 and $1,538,000 for the three and six months ended June 30, 2001, compared to $776,000 and $2,347,000 for the same periods in 2000:

CONTAINERIZED STORAGE FACILITIES
--------------------------------

                                           Three months ended                              Six months ended
                                                June 30,                                       June 30,
                                        -------------------------                      -------------------------
                                          2001           2000           Change            2001           2000          Change
                                        ----------     ----------     ----------       ----------     ----------     ----------
                                                                       (Amounts in thousands)
Rental and other income .........       $  12,183      $   9,240      $ 2,943          $  22,256      $  16,789      $ 5,467
                                        ----------     ----------     ----------       ----------     ----------     ----------
Cost of operations:
  Direct operating costs.........           9,460          6,424        3,036             17,141         12,024        5,117
  Facility lease expense.........           1,595          2,224         (629)             3,387          4,478       (1,091)
                                        ----------     ----------     ----------       ----------     ----------     ----------
    Total cost of operations.....          11,055          8,648        2,407             20,528         16,502        4,026

Operating income prior to
  depreciation...................           1,128            592          536              1,728            287        1,441

  Depreciation (a)...............           1,739          1,368          371              3,266          2,634          632
                                        ----------     ----------     ----------       ----------     ----------     ----------
Operating losses.................       $    (611)     $    (776)     $   165          $  (1,538)     $  (2,347)     $   809
                                        ==========     ==========     ==========       ==========     ==========     ==========

(a) Depreciation includes $189,000 and $113,000 for the three months ended June 30, 2001 and 2000, respectively, and $377,000 and $226,000 for the six months ended June 30, 2001 and 2000, respectively, with respect to real estate assets.

         At June 30, 2001, 21 of the 51 containerized storage facilities were leased from third parties. We are currently developing 13 combination facilities (which includes two storage facilities that are being converted to combination facilities) that combine self-storage and containerized storage space in the same location. These facilities are expected to replace 8 of the leased facilities. We expect that an increasing part of the containerized storage business will be operated from this type of facility. To the extent that these developed combination facilities replace existing third-party leased facilities, lease expense should continue to be reduced.

         EQUITY IN EARNINGS OF REAL ESTATE ENTITIES: In addition to our ownership of equity interests in PSB, we had general and limited partnership interests in 11 limited partnerships at June 30, 2001. (PSB and the limited partnerships are collectively referred to as the "Unconsolidated Entities.") Due to our limited ownership interest and control of these entities, we do not consolidate the accounts of these entities for financial reporting purposes, and account for such investments using the equity method.

         Equity in earnings of real estate entities for the year ended June 30, 2001 consists of our pro rata share of the Unconsolidated Entities based upon our ownership interest for the period. Similar to the Company, the Unconsolidated Entities (other than PSB) generate substantially all of their income from their ownership of storage facilities, which we manage. In the aggregate, the Unconsolidated Entities (including PSB) own a total of 266 real estate facilities, 114 of which are storage facilities. The following table sets forth the significant components of equity in earnings of real estate entities:

HISTORICAL SUMMARY
------------------

                                     Three months ended                             Six months ended
                                          June 30,                                      June 30,
                                  ------------------------                      ------------------------
                                     2001          2000         Change             2001          2000        Change
                                  ----------    ----------     ----------       ----------    ----------    ----------
                                                                (Amounts in thousands)
Property operations:
    PSB......................     $  12,392     $  10,729      $  1,663         $  24,038     $  20,558     $  3,480
    Development Joint Venture         1,512         1,087           425             2,849         1,972          877
    Other partnerships.......         4,179         4,646          (467)            7,999         9,010       (1,011)
                                  ----------    ----------     ----------       ----------    ----------    ----------
                                     18,083        16,462         1,621            34,886        31,540        3,346
                                  ----------    ----------     ----------       ----------    ----------    ----------
Depreciation:
    PSB......................        (4,112)       (3,714)         (398)           (7,835)       (7,104)        (731)
    Development Joint Venture          (504)         (467)          (37)           (1,012)         (928)         (84)
    Other partnerships.......        (1,323)         (917)         (406)           (2,367)       (2,098)        (269)
                                  ----------    ----------     ----------       ----------    ----------    ----------
                                     (5,939)       (5,098)         (841)          (11,214)      (10,130)      (1,084)
                                  ----------    ----------     ----------       ----------    ----------    ----------
Other: (a)
    PSB......................        (2,404)       (1,903)         (501)           (4,542)       (3,439)      (1,103)
    Development Joint Venture            12           (38)           50                49            15           34
    Other partnerships.......            62          (268)          330               (93)         (555)         462
                                  ----------    ----------     ----------       ----------    ----------    ----------
                                     (2,330)       (2,209)         (121)           (4,586)       (3,979)        (607)
                                  ----------    ----------     ----------       ----------    ----------    ----------

Total equity in earnings of
  real estate entities.......     $   9,814     $   9,155      $    659         $  19,086     $  17,431     $  1,655
                                  ==========    ==========     ==========       ==========    ==========    ==========

(a) "Other" reflects our share of general and administrative expense, interest expense, interest income, and other non-property, non-depreciation related operating results of these entities.

         The increase in equity in earnings of real estate entities for the three and six months ended June 30, 2001, respectively, as compared to the same periods in 2000 is primarily the result of improved operations of PSB. In April 1997, we formed a joint venture partnership (the "Development Joint Venture") with an institutional investor to participate in the development of approximately $220 million of storage facilities. The venture is funded solely with equity capital consisting of 30% from the Company and 70% from the institutional investor. Equity in earnings from the Development Joint Venture reflects our pro rata share, based upon our ownership interest, of the operations of the Development Joint Venture. From inception through December 31, 2000, the Development Joint Venture developed and opened 47 storage facilities at an aggregate cost of approximately $232 million. Generally a newly constructed facility undergoes an 18 to 24 month fill-up process until the facility reaches a stabilized occupancy level of approximately 90%. For each of the periods ending June 30, 2001 and 2000, the majority of the completed facilities were in the fill-up process and had not reached a stabilized occupancy level. We expect that our earnings with respect to our investment in the Development Joint Venture will continue to increase as the existing properties continue to fill up.

OTHER INCOME AND EXPENSE ITEMS
--------------------------------------------------------------------------------

         INTEREST AND OTHER INCOME: Interest in other income includes (i) the net operating results from our property management operations, (ii) merchandise sales and consumer truck rentals and (iii) interest income.

         Interest and other income has decreased in the three and six months ended June 30, 2001 as compared to the same periods in 2000 primarily as a result of lower cash balances invested in interest bearing accounts.

         DEPRECIATION AND AMORTIZATION: Depreciation and amortization expense has increased $5,579,000 to $41,323,000 for the three months ended June 30, 2001 as compared to $35,744,000 for the same period in 2000. Depreciation and amortization expense has increased $9,167,000 to $80,945,000 for the six months ended June 30, 2001 as compared to $71,778,000 for the same period in 2000. These increases are principally due to the acquisition and development of additional real estate facilities during 2000 and 2001. Included in depreciation and amortization expense is amortization expense with respect to intangible assets of $2,328,000 and $4,656,000 for the three and six months ended June 30, 2001 and 2000. Included in depreciation and amortization expense for the three months ended June 30, 2001 and 2000 is $1,550,000 and $1,255,000, respectively, and $2,889,000 and $2,408,000 for the six months ended June 30, 2001 and 2000, respectively, of depreciation of furniture, fixtures, and equipment of the portable self-storage business.

         GENERAL AND ADMINISTRATIVE: General and administrative expense has decreased $576,000 to $5,000,000 for the three months ended June 30, 2001 as compared to $5,576,000 for the same period in 2000. General and administrative expense has increased $1,963,000 to $10,584,000 for the six months ended June 30, 2001 as compared to $8,621,000 for the same period in 2000. General and administrative expense principally consists of state income taxes, investor relations expenses, certain overhead associated with the acquisition and development of real estate facilities, overhead associated with the containerized storage business, and certain product research and development activities. The decrease for the quarter is due primarily to a reduction in consulting, lease termination expense associated with leased containerized storage facilities which were replaced by newly-developed facilities, and other expenses, offset partially by increased overhead associated with the acquisition and development of real estate facilities. The year to date increase is due primarily to increased overhead associated with the acquisition and development of real estate facilities, costs associated with lease terminations on the leased containerized storage facilities which were replaced by newly-developed facilities, and severance as a result of employee terminations. The increase in the six months ended June 30, 2001 as compared to 2000 of these three items aggregated approximately $2,579,000.

         INTEREST EXPENSE: Interest expense was $1,124,000 and $2,095,000 for the three and six months ended June 30, 2001, respectively, as compared to $1,261,000 and $2,667,000, respectively, for the same periods in 2000. Interest expense was net of capitalized interest of $2,109,000 and $4,219,000 for the three and six months ended June 30, 2001, respectively, as compared to $2,045,000 and $4,156,000, respectively, for the same periods in 2000; the increase in capitalized interest was due to higher levels of development activities. Interest expense, prior to capitalized interest, decreased from $3,306,000 for the three months ended June 30, 2000 to $3,233,000 for the three months ended June 30, 2000 and from $6,823,000 in the six months ended June 30, 2000 to $6,314,000 for the six months ended June 30, 2001. The decreases in interest expense, prior to capitalized interest, for the three and six months periods are due primarily to reductions in average outstanding debt balances.

         MINORITY INTEREST IN INCOME: Minority interest in income represents the income allocable to equity interests in the Consolidated Entities, which are not owned by us. Minority interest in income was $11,672,000 and $23,370,000, respectively, for the three and six months ended June 30, 2001, compared to $10,465,000 and $14,854,000, respectively, for the same periods in 2000.

         On March 17, 2000, one of our operating partnerships that is consolidated issued $240.0 million of 9.5% Series N Cumulative Redeemable Perpetual Preferred Units. On March 29, 2000 the operating partnership issued $75.0 million of 9.125% Series O Cumulative Redeemable Perpetual Preferred Units and on August 11, 2000, issued $50.0 million of 8.75% Series P Cumulative Redeemable Perpetual Preferred Units. The issuance of preferred partnership units had the effect of increasing minority interest by $365 million. For the six months ended June 30, 2001and 2000, the holders of these units were paid in aggregate approximately $8,505,000 and $17,010,000, respectively, in distributions and received a corresponding allocation of minority interest in earnings for the partial period in which the units were outstanding.

SUPPLEMENTAL PROPERTY DATA AND TRENDS
--------------------------------------------------------------------------------

         At June 30, 2001, there were approximately 45 ownership entities owning in aggregate 1,376 storage facilities, including the facilities which we own and/or operate. At June 30, 2001, 114 of these facilities were owned by Unconsolidated Entities, entities in which we have an ownership interest and use the equity method for financial statement presentation. The remaining 1,262 facilities are owned by the Company and the Consolidated Entities.

         The following table summarizes our investment in real estate facilities as of June 30, 2001:

                                                  Number of Facilities in which the            Net Rentable Square Footage
                                                  Company has an ownership interest                  (in thousands)
                                               ----------------------------------------  -----------------------------------------
                                               Self-Storage   Commercial                 Self-Storage  Commercial
                                                Facilities    Properties        Total    Facilities    Properties        Total
                                               ------------    ------------  ----------  ------------  ------------   ------------
Wholly-owned facilities....................          642              6           648       40,258           394        40,652
Facilities owned by Consolidated Entities..          620              -           620       36,107             -        36,107
                                               ------------    ------------  ----------  ------------  ------------   ------------
    Total consolidated facilities..........        1,262              6         1,268       76,365           394        76,759
Facilities owned by Unconsolidated Entities          114            152           266        6,732        13,300        20,032
                                               ------------    ------------  ----------  ------------  ------------   ------------
    Total  facilities  in which  the  Company
      has an ownership interest............        1,376            158         1,534       83,097        13,694        96,791
                                               ============    ============  ==========  ============  ============   ============

         In order to evaluate how our overall portfolio has performed, management analyzes the operating performance of a consistent group of self-storage facilities representing 945 (54.9 million net rentable square feet) of the 1,376 self-storage facilities (herein referred to as "Same Store" self-storage facilities). The 945 facilities represent a pool of properties, which have been operated under the "Public Storage" name, at a stabilized level, by the Company since January 1, 1994. From time to time, the Company removes facilities from the "Same Store" pool as a result of expansions or other activities, which make such facilities' results not comparable to previous periods. The Same Store group of properties includes 863 consolidated facilities and 82 facilities owned by Unconsolidated Entities. The following table summarizes the pre-depreciation historical operating results of the Same Store self-storage facilities:

SAME STORE  MINI-WAREHOUSE FACILITIES (945 FACILITIES)
------------------------------------------------------
(historical property operations)

                                               Three months ended June 30,                 Six months ended June 30,
                                          ----------------------------------------   ----------------------------------------
                                             2001           2000          Change        2001           2000          Change
                                          ----------     ----------     ----------   ----------     ----------     ----------
                                                                       (Amounts in thousands)
Rental income (a)...................      $  145,435     $  135,834         7.1%     $  285,851     $  266,067       7.4%
Cost of operations  (b).............          39,095         40,549        (3.6)%        80,620         80,616       0.0%
                                          ----------     ----------     ----------   ----------     ----------     ----------
Net operating income................      $  106,340     $   95,285        11.6%     $  205,231     $  185,451      10.7%
                                          ==========     ==========     ==========   ==========     ==========     ==========
Gross profit margin (c).............          73.1%          70.1%          3.0%         71.8%          69.7%        2.1%

Weighted Average:
----------------
  Occupancy........................           90.8%          93.3%         (2.5)%        90.0%          92.5%       (2.5)%
   Realized annual rent per sq. ft. (d)      $11.66         $10.59         10.1%        $11.56         $10.46       10.5%


(a) Rental income includes late charges and administrative fees of $5.0 million and $4.9 million for the three months ended June 30, 2001 and 2000, respectively and $10.0 million and $9.8 million for the six months ended June 30, 2001 and 2000, respectively. Rental income for the Same Store facilities is net of discounts offered to new tenants. Discounts totaled $1.6 million and $3.7 million, respectively, for the three and six months ended June 30, 2001, respectively as compared to $3.9 million and $8.4 million for the same periods in 2000.

(b)  Cost of operations consists of the following:

                                           Three months ended                         Six months ended
                                                June 30,                                  June 30,
                                        ----------------------------              ----------------------------
                                            2001            2000        Change        2001            2000        Change
                                        ------------    ------------  ----------  ------------    ------------  ---------
                                                                   (Amounts in thousands)
Payroll expense                         $    10,871     $   11,548      (5.9)%    $    22,326     $   23,131      (3.5)%
Property taxes                               10,896          10,763      1.2%          23,314          22,927      1.7%
Repairs and maintenance                       3,196           4,258    (24.9)%          6,100           7,449    (18.1)%
Advertising                                   3,218           2,348     37.1%           5,421           4,165     30.2%
Telephone reservation center costs            1,994           2,289    (12.9)%          4,280           4,436     (3.5)%
Other                                         8,920           9,343     (4.5)%         19,179          18,508      3.6%
                                        ------------    ------------  ----------  ------------    ------------  ---------
                                        $    39,095     $   40,549      (3.6)%    $    80,620     $   80,616       0.0%
                                        ============    ============  ==========  ============    ============  =========

(c) Gross profit margin is computed by dividing property net operating income (before depreciation expense) by rental revenues.

(d) Realized annual rent per square foot is computed by annualizing rental income including late charges and administrative fees divided by weighted average occupied square footage for the period.

         The Company experienced accelerated growth in Same Store net operating income in the quarter ended June 30, 2001, with overall net operating income increasing 11.6% in the quarter ended June 30, 2001 as compared to the same period in 2000. Rental income increased 7.1% and cost of operations decreased 3.6%.

         The increase in rental income is attributable to a 10.1% increase in realized rent per occupied square foot partially offset by a reduction in weighted average occupancy level during the period. Higher realized rent per occupied square foot was achieved through more aggressive pricing of our self-storage space. Over the past several months, we have increased rents charged to new tenants and have significantly reduced the level of discounts offered to new tenants. In addition, in many markets, we have increased the level of rent charged to our existing tenant base.

         As expected, our more aggressive rental rates and reductions in the amount of discounts offered have resulted in a reduction in weighted average occupancy levels for both the three and six months periods. Although we experienced a decline of 2.5% in weighted average occupancy levels during the three and six month periods, by the end of the quarter the decline was 2.0%.

         We believe that our ability to raise rents and thereby increase rental income was facilitated by 1) more aggressive marketing efforts, including an increase in television advertising expenditures of $631,000 in the quarter ended June 30, 2001 as compared to the same period in 2000 as well as an increase in the intensity of our yellow page advertising, and 2) the continuing impact of our efforts over the last several years to improve the value of the Public Storage brand, most significantly through the completion of our program to enhance our visual icon and to modernize the appearance of our self-storage facilities.

         Cost of operations declined 3.6% in the quarter ended June 30, 2001 as compared to the same period in 2000, due to our continued focus upon cost control and the result of specific cost control programs, such as a trial program instituted in some markets to close the rental offices on Sunday to reduce payroll expense. There can be no assurance as to the level of expenses in subsequent quarters.

LIQUIDITY AND CAPITAL RESOURCES
--------------------------------------------------------------------------------

         We believe that our internally generated net cash provided by operating activities will continue to be sufficient to enable us to meet our operating expenses, capital improvements, debt service requirements and distributions to shareholders for the foreseeable future.

         Operating as a real estate investment trust ("REIT"), our ability to retain cash flow for reinvestment is restricted. In order for us to maintain our REIT status, a substantial portion of our operating cash flow must be used to make distributions to our shareholders (see "REIT STATUS" below). However, despite the significant distribution requirements, we have been able to retain a significant amount of our operating cash flow. The following table summarizes our ability to make the minority interests' distributions, dividend payments to the preferred shareholders and capital improvements to maintain the facilities through the use of cash provided by operating activities. The remaining cash flow generated is available to make both scheduled and optional principal payment on debt and for reinvestment.

                                                                                            For the six months ended
                                                                                                    June 30,
                                                                                            --------------------------
                                                                                               2001           2000
                                                                                            ----------      ----------
                                                                                             (Amounts in thousands)
Net income...........................................................................       $ 156,408       $ 146,864
Less - Gain on sale of real estate...................................................          (1,568)              -
Depreciation and amortization (a)....................................................          80,945          71,778
Depreciation from Unconsolidated Entities............................................          11,214          10,130
Minority interest in income..........................................................          23,370          14,854
                                                                                            ----------      ----------
  Net cash provided by operating activities..........................................         270,369         243,626

Allocable to minority interests (Preferred OP Units)..................................        (17,010)         (8,336)
Allocable to minority interests (Common equity).......................................         (9,928)         (9,992)
                                                                                            ----------      ----------
Cash from operations allocable to the Company's shareholders.........................         243,431         225,298

Less: preferred stock dividends......................................................         (56,772)        (50,083)
Less: equity stock, Series A dividends...............................................          (8,766)         (4,924)
                                                                                            ----------      ----------
Cash from operations available to common shareholders................................         177,893         170,291

Capital improvements to maintain facilities:.........................................         (12,132)         (9,182)
Add back: minority interest share of capital improvements to maintain facilities.....             211             177
                                                                                            ----------      ----------
Cash available for principal payments on debt, common dividends and reinvestment.....         165,972         161,286

Cash distributions to common and Class B common shareholders (b).....................         (54,411)        (57,888)
                                                                                            ----------      ----------
Cash available for principal payments on debt and reinvestment.......................       $ 111,561       $ 103,398
                                                                                            ==========      ==========

(a) Depreciation and amortization includes $2,889,000 and $2,408,000 with respect to non-real estate assets for the six months ended June 30, 2001 and 2000, respectively.

(b) Cash distributions to common shareholders for the six months ended June 30, 2001 and 2000 only include the Company's regular common distributions
     ($0.44 per common share in each period). In August 2000, the Company declared a special distribution of $0.60 per share or $78,763,000. On August 9, 2001, the Company declared a special distribution of $0.35 per share to be paid in September 2001, and the regular common dividend for the third quarter of 2001 was increased to $0.45 per share from the $0.22 per share paid in each quarter in 2000 and in each quarter in the first six months of 2001. Assuming the Company also declares a regular common dividend of $0.45 per common share in the fourth quarter of 2001, the remaining common distributions for the last two quarters of 2001 will amount to $1.25 per share or $150,063,000 (based upon common shares outstanding at June 30, 2001).

         We expect to fund our growth strategies with cash on hand at June 30, 2001, internally generated retained cash flows, proceeds from issuing equity securities and borrowings under our $150 million credit facility.

         Our portfolio of real estate facilities remains substantially unencumbered. At June 30, 2001, we had mortgage debt outstanding of $25.3 million and had consolidated real estate facilities with a book value of $3.7 billion. We have not financed our acquisitions with debt and generally our borrowing has increased through the assumption of pre-existing debt on acquired real estate facilities.

         In January 2001, the Company completed a public offering of 6,900,000 depositary shares ($25 stated value per depositary share) each representing 1/1,000 of a share of 8.6% Cumulative Preferred Stock, Series Q, raising net proceeds of approximately $166,966,000. In April 2001, the Company completed a public offering of 2,210,500 depositary shares each representing 1/1,000 of a share of Equity Stock, Series A, raising net proceeds of approximately $51.8 million. In May 2001, the Company completed a direct placement of 830,000 depositary shares each representing 1/1,000 of a share of Equity Stock, Series A, raising net proceeds of approximately $20.3 million.

         DISTRIBUTION REQUIREMENTS: Our conservative distribution policy has been the principal reason for the Company's ability to retain significant operating cash flows which have been used to make additional investments and reduce debt. In 2000, we distributed to common and Class B common shareholders, in regular and in a special distribution paid in September 2000, approximately 56% of our cash available from operations available to common shareholders.

         During the six months ended June 30, 2001, we paid cash dividends totaling $56,772,000 to the holders of our Senior Preferred Stock and $8,766,000 to the holders of Equity Stock, Series A. This includes $6,718,000 with respect to the Series Q preferred stock, which reflects a payment for a partial period from the date of issuance. We estimate the regular annual distribution requirements with respect to Senior Preferred Stock outstanding at June 30, 2001 to be approximately $114.9 million (with total distributions estimated at $114.2 million for fiscal 2001). With respect to the Equity Stock, Series A outstanding at June 30, 2001, we estimate the regular distribution to be approximately $21.3 million ($19.4 million for fiscal 2001).

         During the six months ended June 30, 2000, we paid dividends totaling $139,974,000 to the holders of our common stock which includes a special distribution of approximately $0.64 per share or $82,086,000 declared in November 1999. The special distribution was paid on January 14, 2000 to our common shareholders and consisted of $38,076,000 in cash and $44,010,000 in the issuance of depositary shares of Equity Stock, Series A.

         On August 9, 2001, the Company declared a special distribution of $0.35 per share to be paid in September 2001, and the regular common dividend for the third quarter of 2001 was increased to $0.45 per share from the $0.22 per share paid in each quarter in 2000 and in each quarter in the first six months of 2001. Assuming the Company also declares a dividend of $0.45 per common share in the fourth quarter of 2001, the remaining common distributions for the last two quarters of 2001 will amount to $1.25 per share or $150,063,000 (based upon common shares outstanding at June 30, 2001).

         During the six months ended June 30, 2001, we paid $17,010,000 to the holders of our preferred operating partnership units, which were issued in the year ended December 31, 2000. The total annual distribution requirement with respect to the preferred operating partnership units is estimated at $34,020,000.

         CAPITAL  IMPROVEMENT  REQUIREMENTS:   During  2001,  we  have  budgeted
approximately $26,800,000 for capital improvements. During the six months ended June 30, 2001, we incurred capital improvements of approximately $12,132,000.

         DEBT SERVICE REQUIREMENTS: We do not believe we have any significant refinancing risks with respect to our notes payable, all of which is fixed rate. At June 30, 2001, we had total outstanding notes payable of $149,796,000. Approximate principal maturities of notes payable at June 30, 2001 are as follows:

                                   Unsecured
                                 Senior Notes    Mortgage debt       Total
                                   ----------     ------------     -----------
                                              (Amounts in thousands)

2001 (remainder of)..........      $   4,750      $     1,453      $    6,203
2002.........................         24,450            3,530          27,980
2003.........................         35,900            3,585          39,485
2004.........................         25,800           15,063          40,863
2005.........................         11,200              156          11,356
Thereafter...................         22,400            1,509          23,909
                                   ----------     ------------     -----------
                                   $ 124,500      $    25,296      $  149,796
                                   ==========     ============     ===========
Weighted average rate........           7.4%            10.3%            7.9%
                                   ==========     ============     ===========

         REPURCHASES OF THE COMPANY'S COMMON STOCK: As previously announced, the Company's Board of Directors authorized the repurchase from time to time of up to 25,000,000 shares of the Company's common stock on the open market or in privately negotiated transactions. For the quarter ended June 30, 2001, the Company repurchased a total of 2,612,800 shares at an aggregate cost of approximately $70.4 million. From the initial authorization through June 30, 2001, the Company repurchased a total of 21,445,320 shares of common stock at an aggregate cost of approximately $534.1 million.

         DEVELOPMENT OF SELF-STORAGE FACILITIES: At June 30, 2001, the Company and its second development joint venture partnership have a "pipeline" of 51 projects that are in construction or are expected to begin contruction by December 2002, which includes new and expansion self-storage facilities and facilities that combine containerized storage and self-storage space in the same location. These 51 projects have total estimated costs of approximately $342.2 million, of which $144.0 million has been spent, with opening dates estimated through the fourth quarter of 2003. The development and fill-up of these storage facilities is subject to significant contingencies. We estimate that the amount remaining to be spent of approximately $198.2 million on these 51 projects in the pipeline will be incurred over the next 30 months.

         We have acquired the land for 32 of the projects in the pipeline, which have an aggregate estimated cost of $212.8 million and costs incurred through June 30, 2001 of approximately $138.4 million. The remaining 19 facilities represent identified sites as to which we have an agreement in place to acquire the land, generally within one year. However, there can be no assurance that we will complete the development of these facilities.

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

         In addition to the projects in the pipeline, at June 30, 2001, the Company had approximately $29.8 million of land held for development.

         The following table sets forth our development pipeline and a range of estimated opening dates for these projects:

                                             Number    Total Estimated       Total Cost        Estimated time
                                               of          Cost of         Incurred through  Frames of Facility
                                           Facilities    Development        June 30, 2001         Openings
                                           ----------  ----------------    -----------------  ---------------
Development - land acquired at 6/30/01
--------------------------------------
Self-storage facilities...............         17         $   109,258         $   66,609      Q3 '01 - Q4 `02
Expansions of existing self-storage
    facilities........................          5              18,489             10,877      Q3 '01 - Q4 `01
Combination facilities................         10              85,020             60,915      Q3 '01 - Q4 `02
                                           ----------  ----------------    -----------------
     Total............................         32             212,767            138,401
                                           ----------  ----------------    -----------------
Potential  development  -  land  to  be
---------------------------------------
acquired after 6/30/01
----------------------
Self-storage facilities - development
    starts estimated by 12/31/01......          5              36,584              2,745      Q1 '02 - Q4 `02
Self-storage facilities - development
    starts estimated after 12/31/01...         13              89,810              2,371      Q4 '02 - Q4 `03
Combination facility..................          1               2,997                454           Q4 `03
                                           ----------  ----------------    -----------------
     Total............................         19             129,391              5,570
                                           ----------  ----------------    -----------------
     Totals...........................         51         $   342,158         $  143,971
                                           ==========  ================    =================

         REIT STATUS: We believe that we have operated, and intend to continue to operate, in such a manner as to qualify as a REIT under the Internal Revenue Code of 1986, but no assurance can be given that we will at all times so qualify. To the extent that we continue to qualify as a REIT, we will not be taxed, with certain limited exceptions, on the taxable income that is distributed to our shareholders, provided that at least 90% of our taxable income is so distributed prior to filing of our tax return. We have satisfied the REIT distribution requirement since 1980.

         FUNDS FROM OPERATIONS: Total funds from operations or "FFO" increased to $240,542,000 for the six months ended June 30, 2001 compared to $222,890,000 for the same period in 2000. FFO available to common shareholders (after deducting preferred stock dividends but before deducting Equity Stock A dividends) increased to $183,770,000 for the six months ended June 30, 2001 compared to $172,807,000 for the same period in 2000. FFO means net income or
(loss) (computed in accordance with generally accepted accounting principles) before: (i) gain or (loss) on early extinguishment of debt, (ii) minority interest in income and (iii) gain or (loss) on the disposition of real estate, adjusted as follows: (a) plus depreciation and amortization (including our pro-rata share of depreciation and amortization of unconsolidated equity interests and amortization of assets acquired in a merger, including property management agreements and goodwill), and (b) less FFO attributable to minority interest.

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

ITEM 3.  QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK
-------------------------------------------------------------------

         To limit our exposure to market risk, we principally finance our operations and growth with permanent equity capital, consisting of either common or preferred stock. At June 30, 2001, our debt as a percentage of total shareholders' equity (based on book values) was 4.0%.

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

         Our market risk sensitive instruments include notes payable, which totaled $149.8 million at June 30, 2001. Substantially all of the Company's notes payable bear interest at fixed rates. See "Item 2" - Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources for approximate principal maturities of the notes payable as of June 30, 2001.

         During April 2001, the Company entered into an arrangement with a financial institution in which we granted the institution the right to sell us up to 1,000,000 shares of our common stock at a price of $26.26 per share on certain dates in September 2001 and October 2001. See Note 8 to the Company's June 30, 2001 consolidated financial statements for further information.

PART II.  OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------

         The Company held an annual meeting of shareholders on May 10, 2001. Proxies for the annual meeting were solicited pursuant to Regulation 14 under the Securities Exchange Act of 1934. The annual meeting involved the following three matters:

         A.  Election of Directors:

                                      Total Common Stock                    Total Equity Stock, Series A
                            -----------------------------------------    -------------------------------------------
          Name               Total Votes For     Total Votes Withheld    Total Votes For        Total Votes Withheld
--------------------        -----------------    --------------------    ----------------       --------------------
B. Wayne Hughes                   90,875,646            13,304,475            525,320.0              4,236.2
Harvey Lenkin                     90,887,314            13,292,807            525,373.1              4,183.1
Marvin M. Lotz                    90,891,741            13,288,380            525,371.4              4,184.8
B. Wayne Hughes, Jr.              90,885,853            13,294,268            525,354.2              4,202.0
Robert J. Abernethy              101,987,719             2,192,402            525,285.6              4,270.6
Dann V. Angeloff                 101,974,734             2,205,387            525,283.6              4,272.6
William C. Baker                 101,981,110             2,199,011            525,245.5              4,310.7
Thomas J. Barrack, Jr.            87,828,660            16,351,461            524,576.5              4,979.7
Uri P. Harkham                   101,982,376             2,197,745            525,382.9              4,173.3
Daniel C. Staton                 101,987,710             2,192,411            525,388.9              4,167.3


         There was no solicitation in opposition to the management's nominees to the Board of Directors listed in the proxy statement.

         B. Adoption of amendment to the certificates of determination of the Equity Stock, Series A, to extend the date on or after which Public Storage, Inc. may redeem the Equity Stock, Series A from March 31, 2005 to March 31, 2010.

                                              For                Against            Abstain             No Vote
                                          ------------          ---------          ---------         -----------

Votes cast with respect with the proposal for the amendment to the certificates of determination of the Equity Stock, Series A, to extend the date on or after which Public Storage, Inc. may redeem the Equity Stock, Series A from March 31,
2005 to March 31, 2010.

Common Stock                              95,784,472.0          671,736.0          566,280.0         7,157,633.0
Equity Stock, Series A                       297,283.9           12,265.8            5,099.7           214,906.8
Total Common Stock and Equity
   Stock, Series A                        96,081,755.9          684,001.8          571,379.7         7,372,539.8


         C. Approval of adoption of the Public Storage, Inc. 2001 Stock Option and Incentive Plan in the form of Exhibit B to the Proxy Statement dated March 7, 2001.

                                              For                Against            Abstain             No Vote
                                          ------------       ------------          ---------            -------
Votes cast with respect to the adoption of the Public Storage, Inc. 2001 Stock
Option and Incentive Plan in the form of Exhibit B to the Proxy Statement dated
March 7, 2001.
Common Stock                              92,182,425.0       11,288,516.0          709,180.0                 -
Equity Stock, Series A                       502,211.0           20,165.2            7,180.0                 -
Total Common Stock and Equity             92,684,636.0       11,308,681.2          716,360.0                 -
   Stock, Series A


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
-----------------------------------------

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

3.32 Amendment to Certificate of Determination for Equity Stock, Series A. Filed herewith.

3.33 Bylaws, as amended. Filed with Registrant's Registration Statement No. 33-64971 and incorporated herein by reference.

3.34     Amendment  to Bylaws  adopted on May 9, 1996.  Filed with  Registrant's
         Registration   Statement  No.  333-03749  and  incorporated  herein  by
         reference.

3.35     Amendment to Bylaws adopted on June 26, 1997.  Filed with  Registrant's
         Registration   Statement  No.  333-41123  and  incorporated  herein  by
         reference.

3.36     Amendment to Bylaws adopted on January 6, 1998. Filed with Registrant's
         Registration   Statement  No.  333-41123  and  incorporated  herein  by
         reference.

3.37     Amendment  to  Bylaws   adopted  on  February  10,  1998.   Filed  with
         Registrant's Current Report on Form 8-K dated February 10, 1998 and incorporated herein by reference.

3.38 Amendment to Bylaws adopted on March 4, 1999. Filed with Registrant's Current Report on Form 8-K dated March 4, 1999 and incorporated herein by reference.

3.39     Amendment  to Bylaws  adopted on May 6, 1999.  Filed with  Registrant's
         Form  10-Q  for  the   quarterly   period  ended  March  31,  1999  and
         incorporated herein by reference.

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

10.33* Registrant's 2001 Non-Executive/Non-Director Stock Option and Incentive Plan. Filed with Registrant's Registration Statement No. 333-59218 and incorporated herein by reference.

10.34*   Registrant's   2001  Stock  Option  and  Incentive  Plan.   Filed  with
         Registrant's Registration Statement No. 333-59218 and incorporated herein by reference.

11       Statement Re Computation of Earnings Per Share. Filed herewith.

12 Statement Re Computation of Ratio of Earnings to Fixed Charges. Filed herewith.

(b)      Reports on Form 8-K.

         The Company filed a Current Report on form 8-K dated April 5, 2001 (filed April 6, 2001), pursuant to Item 5, in connection with the Company's public offering of depositary shares each representing 1/1000 of a share of Equity Stock, Series A in April 2001.

--------------------
*        Compensatory benefit plan.
**       Management contract.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                           DATED: August 13, 2001

                           PUBLIC STORAGE, INC.


                           BY:  /s/ John Reyes
                                John Reyes
                                Senior Vice President and Chief Financial
                                Officer (Principal financial officer and duly authorized officer)

                                                                    Exhibit 3.32
                           CERTIFICATE OF AMENDMENT OF
                         CERTIFICATE OF DETERMINATION OF
                            EQUITY STOCK, SERIES A OF
                              PUBLIC STORAGE, INC.,
                            a California corporation


         Harvey Lenkin and David Goldberg certify that:

         1. They are the President and Secretary, respectively, of Public Storage, Inc., a California corporation (the "Corporation").

         2. Clause (1) of Section (c) of the Certificate of Determination of Equity Stock, Series A of the Corporation is amended to read as follows:

         "(1) Except as provided in clause (9) of this Section (c), the shares of this Series are not redeemable prior to March 31, 2010. On and after such date, the shares of this Series are redeemable at the option of the Corporation, by resolution of the Board of Directors, in whole or in part, from time to time upon not less than 30 nor more than 60 days' notice, at a cash redemption price of $24,500 per share, subject to adjustment as provided in clause (1) of Section
(e)."

         3. The foregoing amendment was approved by the Board of Directors of the Corporation.

         4. The foregoing amendment was approved by the required vote of the shareholders of the Corporation entitled to vote, in accordance with Section 902 of the General Corporation Law of California. The total number of outstanding shares entitled to vote with respect to the foregoing amendment was 120,287,574 shares of Common Stock, 5,635.602 shares of Equity Stock, Series A, 225,000 shares of Equity Stock, Series AA and 4,289,544.236 shares of Equity Stock,
Series AAA. None of the Convertible Participating Preferred Stock or the Convertible Preferred Stock, Series CC is outstanding. The number of shares voting in favor of the foregoing amendment equaled or exceeded the vote required. The required vote was (i) a majority of the voting power of the outstanding shares of Common Stock and Equity Stock, Series A voting together as a class (Equity Stock, Series A having 100 votes per share), (ii) a majority of the outstanding shares of Equity Stock, Series A and (iii) a majority of the outstanding shares of Equity Stock, Series A, Equity Stock, Series AA and Equity Stock, Series AAA voting together as a class.

         We further declare under penalty of perjury under the laws of the State of California that the matters set forth in this Certificate are true and correct of our own knowledge.

Date:  May 10, 2001




                                   /s/ Harvey Lenkin
                                   -----------------
                                   Harvey Lenkin, President




                                   /s/ David Goldberg
                                   ------------------
                                   David Goldberg, Secretary

                              PUBLIC STORAGE, INC.
          EXHIBIT 11 - STATEMENT RE: COMPUTATION OF EARNINGS PER SHARE



                                                                       For the three months ended    For the six months ended
                                                                               June 30,                        June 30,
                                                                        -----------------------       -----------------------
Earnings Per Share:                                                         2001        2000             2001         2000
---------------------------------------------------------------------   ----------   ----------       ----------   ----------
                                                                             (Amounts in thousands, except per share data)
Net income ..........................................................   $  81,773    $  74,303        $ 156,408    $ 146,864

Less: Preferred Stock dividends:
   10% Cumulative Preferred Stock, Series A .........................      (1,140)      (1,140)          (2,280)      (2,280)
   9.20% Cumulative Preferred Stock, Series B .......................      (1,372)      (1,372)          (2,744)      (2,744)
   Adjustable Rate Preferred Stock, Series C ........................        (506)        (524)          (1,012)      (1,041)
   9.50% Cumulative Preferred Stock, Series D .......................        (713)        (713)          (1,426)      (1,426)
   10.0% Cumulative Preferred Stock, Series E .......................      (1,372)      (1,372)          (2,744)      (2,744)
   9.75% Cumulative Preferred Stock, Series F .......................      (1,401)      (1,401)          (2,802)      (2,802)
   8.875% Cumulative Preferred Stock, Series G ......................      (3,828)      (3,828)          (7,656)      (7,656)
   8.45% Cumulative Preferred Stock, Series H .......................      (3,565)      (3,565)          (7,130)      (7,130)
   8.625% Cumulative Preferred Stock, Series I ......................      (2,156)      (2,156)          (4,312)      (4,312)
   8.00% Cumulative Preferred Stock, Series J .......................      (3,000)      (3,000)          (6,000)      (6,000)
   8.25% Cumulative Preferred Stock, Series K .......................      (2,372)      (2,372)          (4,744)      (4,744)
   8.25% Cumulative Preferred Stock, Series L .......................      (2,372)      (2,372)          (4,744)      (4,744)
   8.75% Cumulative Preferred Stock, Series M .......................      (1,230)      (1,230)          (2,460)      (2,460)
   8.60% Cumulative Preferred Stock, Series Q .......................      (3,709)        --             (6,718)        --
                                                                        ----------   ----------       ----------   ----------
       Total preferred dividends ....................................     (28,736)     (25,045)         (56,772)     (50,083)
                                                                        ----------   ----------       ----------   ----------
                                                                        $  53,037    $  49,258        $  99,636    $  96,781
                                                                        ==========   ==========       ==========   ==========
Allocation of net income allocable to common shareholders to classes:
     Net income allocable to shareholders of the
       Equity Stock, Series A .......................................       5,314        2,666            8,766        4,924
     Net income allocable to shareholders of common
       stock ........................................................      47,723       46,592           90,870       91,857
                                                                        ----------   ----------       ----------   ----------
                                                                        $  53,037    $  49,258        $  99,636    $  96,781
                                                                        ==========   ==========       ==========   ==========
Weighted average common shares outstanding:
   Basic - weighted average common shares
     outstanding ....................................................     120,734      131,588          124,403      132,184
   Effect of dilutive stock options - based on
     treasury stock method using average market .....................
     price                                                                    905          146              727          151
                                                                        ----------   ----------       ----------   ----------
   Diluted weighted average common shares
     outstanding (1) ................................................     121,639      131,734          125,130      132,335
                                                                        ==========   ==========       ==========   ==========
Basic earnings per common share .....................................   $    0.40    $    0.35        $    0.73    $    0.69
                                                                        ==========   ==========       ==========   ==========
Diluted earnings per common share (a) (b) ...........................   $    0.39    $    0.35        $    0.73    $    0.69
                                                                        ==========   ==========       ==========   ==========

(a) Diluted net income per common share is computed using the weighted average common shares outstanding (adjusted for stock options). Commencing January 1, 2000, the 7,000,000 Class B common shares outstanding began to participate in distributions of our earnings. Distributions per share of Class B common stock are equal to 97% of the per share distribution paid to our regular common shares. As a result of this participation in distribution of earnings, for purposes of computing net income per common share, we began to include 6,790,000 (7,000,000 x 97%) Class B common shares in the weighted average common equivalent shares for the three months ended March 31, 2000.

(b) There are no additional potentially dilutive or anti-dilutive securities for the three or six months ended June 30, 2001 and 2000 within the definitions of Statement of Financial Accounting Standards No. 128, "Earnings per Share." Accordingly, there is no separate presentation of a determination of the impact of conversion of anti-dilutive securities (a)

                                   Exhibit 11

                              PUBLIC STORAGE, INC.
               EXHIBIT 12 - STATEMENT RE: COMPUTATION OF RATIO OF
                            EARNINGS TO FIXED CHARGES

                                                                        Six Months Ended
                                                                            June 30,
                                                                  -----------------------------
                                                                      2001             2000
                                                                  ------------     ------------

Net income                                                        $   156,408      $   146,864
   Add: Minority interest in income.......................             23,370           14,854
   Less: Minority interests in income which do not have fixed
     charges..............................................             (4,846)          (5,054)
                                                                  ------------     ------------

Income from continuing operations.........................            174,932          156,664
   Interest expense.......................................              2,095            2,667
                                                                  ------------     ------------
Total Earnings Available to Cover Fixed Charges...........        $   177,027      $   159,331
                                                                  ============     ============

Total Fixed Charges - Interest expense (including capitalized
   interest)..............................................        $     6,314      $     6,823
                                                                  ============     ============
Preferred Stock dividends.................................        $    56,772      $    50,083
Preferred OP unit distributions...........................             17,010            8,336
                                                                  ------------     ------------

Total Preferred Distributions.............................        $    73,782      $    58,419
                                                                  ============     ============
Total Combined Fixed Charges and Preferred
   distributions..........................................        $    80,096      $    65,242
                                                                  ============     ============
Ratio of Earnings to Fixed Charges........................              28.04x           23.35x
                                                                  ============     ============
Ratio of Earnings to Combined Fixed Charges and Preferred
    distributions.........................................               2.21x            2.44x
                                                                  ============     ============


                                                                                      For the Year Ended December 31,
                                                                  ------------------------------------------------------------------
                                                                      2000         1999          1998          1997         1996
                                                                  ------------ ------------  ------------  ------------ ------------
                                                                                  (Amounts in thousands, except ratios)
Net income                                                        $   297,088  $   287,885   $   227,019   $   178,649  $   153,549
   Add: Minority interest in income.......................             38,356       16,006        20,290        11,684        9,363
   Less: Minority interests in income which do not have fixed
     charges..............................................            (10,549)     (13,362)      (15,853)      (10,375)      (8,273)
                                                                  ------------ ------------  ------------  ------------ ------------

Income from continuing operations.........................            324,895      290,529       231,456       179,958      154,639
   Interest expense.......................................              3,293        7,971         4,507         6,792        8,482
                                                                  ------------ ------------  ------------  ------------ ------------
Total Earnings Available to Cover Fixed Charges...........        $   328,188  $   298,500   $   235,963   $   186,750  $   163,121
                                                                  ============ ============  ============  ============ ============

Total Fixed Charges - Interest expense (including capitalized
   interest)..............................................        $    13,071  $    12,480   $     7,988   $     9,220  $    10,343
                                                                  ============ ============  ============  ============ ============
Preferred Stock dividends.................................        $   100,138  $    94,793   $    78,375   $    88,393  $    68,599
Preferred OP unit distributions...........................             24,859            -             -             -            -
                                                                  ------------ ------------  ------------  ------------ ------------

Total Preferred Distributions.............................        $   124,997  $    94,793   $    78,375   $    88,393  $    68,599
                                                                  ============ ============  ============  ============ ============
Total Combined Fixed Charges and Preferred
   distributions..........................................        $   138,068  $   107,273   $    86,363   $    97,613  $    78,942
                                                                  ============ ============  ============  ============ ============
Ratio of Earnings to Fixed Charges........................              25.11x       23.92x        29.54x        20.25x       15.77x
                                                                  ============ ============  ============  ============ ============
Ratio of Earnings to Combined Fixed Charges and Preferred
    distributions.........................................               2.38x        2.78x         2.73x         1.91x        2.07x
                                                                  ============ ============  ============  ============ ============


                                   Exhibit 12

                                                                            Six Months Ended
                                                                                June 30,
                                                                      ---------------------------
                                                                          2001            2000
                                                                      -----------     -----------

Supplemental disclosure of Ratio of Earnings before Interest, Taxes,
--------------------------------------------------------------------
Depreciation and Amortization ("EBITDA") to fixed charges:
----------------------------------------------------------

EBITDA.........................................................       $  243,431      $  225,298
Add back preferred minority OP unit distributions..............           17,010           8,336
Interest expense...............................................            2,095           2,667
                                                                      -----------     -----------
Adjusted EBITDA available to cover fixed charges...............       $  262,536      $  236,301
                                                                      ===========     ==========-
Total Fixed Charges - Interest expense (including capitalized
    interest)..................................................       $    6,314      $    6,823
                                                                      ===========     ==========-
Preferred Stock dividends......................................       $   56,772      $   50,083
Preferred OP unit distributions................................           17,010           8,336
                                                                      -----------     -----------
Total Preferred Distributions..................................       $   73,782      $   58,419
                                                                      ===========     ==========-
Total Combined Fixed Charges and Preferred Distributions.......       $   80,096      $   65,242
                                                                      ===========     ==========-
Ratio of EBITDA to Fixed Charges...............................           41.58x          34.63x
                                                                      ===========     ==========-
Ratio of EBITDA to Combined Fixed Charges and Preferred
    Distributions..............................................            3.28x           3.62x
                                                                      ===========     ==========-


                                                                                     For the Year Ended December 31,
                                                                      --------------------------------------------------------------
                                                                          2000       1999          1998         1997         1996
                                                                      ----------- -----------  -----------  -----------  -----------

Supplemental disclosure of Ratio of Earnings before Interest, Taxes,
--------------------------------------------------------------------
Depreciation and Amortization ("EBITDA") to fixed charges:
----------------------------------------------------------

EBITDA.........................................................       $  456,956  $  433,877   $  340,680   $  273,628   $  224,508
Add back preffered minority OP unit distributions..............           24,859           -            -            -            -
Interest expense...............................................            3,293       7,971        4,507        6,792        8,482
                                                                      ----------- -----------  -----------  -----------  -----------
Adjusted EBITDA available to cover fixed charges...............       $  485,108  $  441,848   $  345,187   $  280,420   $  232,990
                                                                      =========== ===========  ===========  ===========  ===========
Total Fixed Charges - Interest expense (including capitalized
    interest)..................................................        $  13,071   $  12,480   $    7,988   $    9,220   $   10,343
                                                                      =========== ===========  ===========  ===========  ===========
Preferred Stock dividends......................................       $  100,138  $   94,793   $   78,375   $   88,393   $   68,599
Preferred OP unit distributions................................           24,859           -            -            -            -
                                                                      ----------- -----------  -----------  -----------  -----------
Total Preferred Distributions..................................       $  124,997  $   94,793   $   78,375   $   88,393   $   68,599
                                                                      =========== ===========  ===========  ===========  ===========
Total Combined Fixed Charges and Preferred Distributions.......       $  138,068  $  107,273   $   86,363   $   97,613   $   78,942
                                                                      =========== ===========  ===========  ===========  ===========
Ratio of EBITDA to Fixed Charges...............................           37.11x      35.40x       43.21x       30.41x       22.53x
                                                                      =========== ===========  ===========  ===========  ===========
Ratio of EBITDA to Combined Fixed Charges and Preferred
    Distributions..............................................            3.51x       4.12x        4.00x        2.87x        2.95x
                                                                      =========== ===========  ===========  ===========  ===========

                                   Exhibit 12