Form 10-Q
period 2001-09-30
PUBLIC STORAGE INC /CA
filed 2001-11-14
CIK 318380

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2001
                               ------------------

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                   to                  .
                               -----------------    -----------------

Commission File Number:     1-8389
                            ------

                              PUBLIC STORAGE, INC.
                              --------------------
             (Exact name of registrant as specified in its charter)


               California                                       95-3551121
-----------------------------------------                 ----------------------
     (State or other jurisdiction of                         (I.R.S. Employer
     incorporation or organization)                       Identification Number)

701 Western Avenue, Glendale, California                        91201-2349
-----------------------------------------                 ----------------------
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

                                [ X ] Yes [ ] No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of November 8, 2001:

Common Stock, $.10 Par Value - 113,779,638 shares

Class B Common Stock, $.10 Par Value - 7,000,000 shares

Depositary Shares Each Representing 1/1,000 of a Share of Equity Stock, Series A, $.01 Par Value - 8,676,102 depositary shares (representing 8,676.102 shares of Equity Stock, Series A)

Equity Stock, Series AA, $.01 Par Value - 225,000 shares

Equity Stock, Series AAA, $.01 Par Value - 4,289,544 shares

                              PUBLIC STORAGE, INC.

                                      INDEX


                                                                           Pages
                                                                           -----

PART I. FINANCIAL INFORMATION
        ---------------------

Item 1.  Financial Statements

         Condensed Consolidated Balance Sheets at
              September 30, 2001 and December 31, 2000                         1

         Condensed Consolidated Statements of Income for the
              Three and Nine Months Ended September 30, 2001 and 2000          2

         Condensed Consolidated Statements of Shareholders' Equity
              for the Nine Months Ended September 30, 2001                     3

         Condensed Consolidated Statements of Cash Flows
              for the Nine Months Ended September 30, 2001 and 2000        4 - 5

         Notes to Condensed Consolidated Financial Statements             6 - 20

Item 2.  Management's Discussion and Analysis of
              Financial Condition and Results of Operations              21 - 36

Item 3.  Quantitative and Qualitative Disclosures about Market Risk           37

PART II. OTHER INFORMATION (Items 1 through 4 are not applicable)
         -----------------

Item 5.  Other Information                                                    37

Item 6.  Exhibits and Reports on Form 8-K                                37 - 43

                              PUBLIC STORAGE, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    (Amounts in thousands, except share data)

                                                                             September 30,        December 31,
                                                                                 2001                 2000
                                                                            --------------       --------------
                                                                             (Unaudited)
                                     ASSETS
                                     ------

Cash and cash equivalents..........................................         $     288,393        $      89,467
Real estate facilities, at cost:
     Land..........................................................             1,147,562            1,107,867
     Buildings.....................................................             3,204,231            3,026,550
                                                                            --------------       --------------
                                                                                4,351,793            4,134,417
     Accumulated depreciation......................................              (780,089)            (668,018)
                                                                            --------------       --------------
                                                                                3,571,704            3,466,399
     Construction in process.......................................               142,786              217,140
     Land held for development.....................................                32,369               21,447
                                                                            --------------       --------------
         Total real estate.........................................             3,746,859            3,704,986

Investment in real estate entities.................................               464,442              448,928
Intangible assets, net.............................................               178,033              185,017
Mortgage notes receivable from affiliates..........................                24,152               26,238
Other assets.......................................................                71,767               59,305
                                                                            --------------       --------------
              Total assets.........................................         $   4,773,646        $   4,513,941
                                                                            ==============       ==============

                      LIABILITIES AND SHAREHOLDERS' EQUITY
                      ------------------------------------

Notes payable......................................................         $     149,058        $     156,003
Accrued and other liabilities......................................               116,999              100,903
                                                                            --------------       --------------
              Total liabilities....................................               266,057              256,906

Minority interest:
     Preferred partnership interests...............................               335,000              365,000
     Other.........................................................               168,102              167,918

Commitments and contingencies

Shareholders' equity:
     Preferred Stock, $0.01 par value, 50,000,000 shares authorized,
       11,161,500 shares issued and outstanding, (11,141,100 at December
       31, 2000) at liquidation preference:
         Cumulative Preferred Stock, issued in series..............             1,665,150            1,155,150
     Common Stock, $0.10 par value, 200,000,000 shares authorized,
       113,416,605 shares issued and outstanding (123,703,874 at
       December 31, 2000)..........................................                11,342               12,370
     Equity Stock, Series A, $0.01 par value, 200,000,000 shares authorized, 8,676.102 shares issued and outstanding (5,635.602
       at December 31, 2000).......................................                     -                    -
     Class B Common Stock, $0.10 par value, 7,000,000 shares
       authorized and issued.......................................                   700                  700
     Paid-in capital...............................................             2,288,128            2,506,736
     Cumulative net income.........................................             1,627,073            1,387,061
     Cumulative distributions paid.................................            (1,587,906)          (1,337,900)
                                                                            --------------       --------------
         Total shareholders' equity................................             4,004,487            3,724,117
                                                                            --------------       --------------
              Total liabilities and shareholders' equity...........         $   4,773,646        $   4,513,941
                                                                            ==============       ==============

                            See accompanying notes.
                                       1

                              PUBLIC STORAGE, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                  (Amounts in thousands, except share amounts)

                                   (Unaudited)

                                                          For the Three Months Ended            For the Nine Months Ended
                                                                 September 30,                        September 30,
                                                        --------------------------------     --------------------------------
                                                            2001               2000              2001               2000
                                                        -------------      -------------     -------------      -------------
Revenues:
   Rental income:
       Self-storage facilities...................       $    186,615       $    167,900      $    537,530       $    483,669
       Commercial properties.....................              3,081              2,847             9,353              8,433
       Containerized storage facilities..........             13,019             11,045            35,275             27,834
  Equity earnings of real estate entities........              9,826              9,479            28,912             26,910
  Interest and other income......................              3,178              4,695             9,916             13,865
                                                        -------------      -------------     -------------      -------------
                                                             215,719            195,966           620,986            560,711
                                                        -------------      -------------     -------------      -------------
Expenses:
  Cost of operations:
       Self-storage facilities...................             58,680             54,455           169,753            156,084
       Commercial properties.....................              1,013                926             2,845              2,756
       Containerized storage facilities..........             10,828              9,429            31,356             25,931
   Depreciation and amortization.................             42,701             37,731           123,646            109,509
   General and administrative....................              5,965              5,436            16,549             14,057
   Interest expense..............................                928                626             3,023              3,293
                                                        -------------      -------------     -------------      -------------
                                                             120,115            108,603           347,172            311,630
                                                        -------------      -------------     -------------      -------------
   Income before minority interest and gain on
     disposition of real estate..................             95,604             87,363           273,814            249,081

Minority interest in income:
   Preferred partnership interests...............             (7,820)            (8,018)          (24,830)           (16,354)
   Other partnership interests...................             (4,180)            (3,693)          (10,540)           (10,211)
                                                        -------------      -------------     -------------      -------------

Income before gain on disposition of real estate.             83,604             75,652           238,444            222,516
   Gain on disposition of real estate............                  -                  -             1,568                  -
                                                        -------------      -------------     -------------      -------------
Net income.......................................       $     83,604       $     75,652      $    240,012       $    222,516
                                                        =============      =============     =============      =============

Net income allocation:
  Allocable to preferred shareholders............       $     28,736       $     25,027      $     85,508       $     75,110
  Allocable to equity shareholders, Series A.....              5,314              2,666            14,080              7,590
  Allocable to common shareholders...............             49,554             47,959           140,424            139,816
                                                        -------------      -------------     -------------      -------------
                                                        $     83,604       $     75,652      $    240,012       $    222,516
                                                        =============      =============     =============      =============
Per common share:
  Net income per share - Basic...................             $0.41              $0.37             $1.14              $1.06
                                                        =============      =============     =============      =============
  Net income per share - Diluted.................             $0.41              $0.37             $1.13              $1.06
                                                        =============      =============     =============      =============
  Net income per depositary share of Equity Stock,
     Series A - Basic and Diluted................             $0.61              $0.61             $1.84              $1.84
                                                        =============      =============     =============      =============

  Weighted average common shares - Basic.........            120,092            131,084           122,951            131,815
                                                        =============      =============     =============      =============
  Weighted average common shares - Diluted.......            121,754            131,261           123,977            131,975
                                                        =============      =============     =============      =============
  Weighted average depositary shares of Equity
     Stock, Series A - Basic and Diluted.........              8,676              4,353             7,663              4,131
                                                        =============      =============     =============      =============

                            See accompanying notes.
                                       2

                              PUBLIC STORAGE, INC.
            CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                             (Amounts in thousands)

                                   (Unaudited)

                                                              Cumulative
                                                                Senior                         Class B
                                                              Preferred        Common           Common          Paid-in
                                                                Stock          Stock            Stock           Capital
                                                             ------------     ---------     -------------     ------------
Balances at December 31, 2000..........................      $  1,155,150      $12,370        $       700      $2,506,736


Issuance of preferred stock, net of issuance costs:
   Series Q (6,900 shares).............................           172,500               -               -          (5,534)
   Series R (20,400 shares)............................           510,000               -               -         (16,915)

 Redemption of Series G preferred stock, including
   redemption costs (6,900 shares).....................          (172,500)              -               -             (25)

 Issuance of common stock via exercise of stock
   options (281,324 shares)............................                 -              28               -           6,040

Repurchase of common stock (10,568,593 shares) ........                 -          (1,056)              -        (275,214)

Issuance of Equity Stock, Series A (3,040.500 shares)..                 -               -               -          72,130

Issuance of Put Option  (Note 8).......................                 -               -               -             910

Net income.............................................                 -               -               -               -

Cash distributions (Note 8):
   Cumulative Senior Preferred Stock ..................                 -               -               -               -
   Equity Stock, Series A..............................                 -               -               -               -
   Class B Common Stock................................                 -               -               -               -
   Common Stock........................................                 -               -               -               -
                                                             ------------     ---------     -------------     ------------
Balances at September 30, 2001.........................      $  1,665,150      $11,342        $       700      $2,288,128
                                                             ============     =========     =============     ============


                                                                                                  Total
                                                              Cumulative       Cumulative      Shareholders'
                                                              Net Income     Distributions         Equity
                                                             -------------   -------------    ---------------
Balances at December 31, 2000..........................       $ 1,387,061    $ (1,337,900)      $3,724,117


Issuance of preferred stock, net of issuance costs:
   Series Q (6,900 shares).............................                 -              -           166,966
   Series R (20,400 shares)............................                 -              -           493,085

 Redemption of Series G preferred stock, including
   redemption costs (6,900 shares).....................                 -              -          (172,525)

 Issuance of common stock via exercise of stock
   options (281,324 shares)............................                 -              -             6,068

Repurchase of common stock (10,568,593 shares) ........                 -              -          (276,270)

Issuance of Equity Stock, Series A (3,040.500 shares)..                 -              -            72,130

Issuance of Put Option  (Note 8).......................                 -              -               910

Net income.............................................           240,012              -           240,012

Cash distributions (Note 8):
   Cumulative Senior Preferred Stock ..................                 -        (85,508)          (85,508)
   Equity Stock, Series A..............................                 -        (14,080)          (14,080)
   Class B Common Stock................................                 -         (8,420)           (8,420)
   Common Stock........................................                 -       (141,998)         (141,998)
                                                             -------------   -------------    ---------------
Balances at September 30, 2001.........................       $ 1,627,073    $ (1,587,906)      $4,004,487
                                                             =============   =============    ===============

                            See accompanying notes.
                                       3

                              PUBLIC STORAGE, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Amounts in thousands)

                                   (Unaudited)


                                                                                           For the Nine Months Ended
                                                                                                 September 30,
                                                                                        ---------------------------------
                                                                                            2001                2000
                                                                                        --------------     --------------
Cash flows from operating activities:
   Net income..................................................................         $     240,012      $     222,516
   Adjustments to reconcile net income to net cash provided by operating activities:
     Gain on disposition of real estate........................................                (1,568)                 -
     Depreciation and amortization.............................................               123,646            109,509
     Depreciation included in equity earnings of real estate entities..........                17,727             15,522
     Minority interest in income...............................................                35,370             26,565
                                                                                        --------------     --------------
         Total adjustments.....................................................               175,175            151,596
                                                                                        --------------     --------------
             Net cash provided by operating activities.........................               415,187            374,112
                                                                                        --------------     --------------

Cash flows from investing activities:
     Principal payments received on notes receivable from affiliates...........                 2,086              2,573
     Mortgage notes receivable from affiliates.................................                     -            (11,400)
     Capital improvements to real estate facilities............................               (24,484)           (16,605)
     Construction in process and acquisition of land held for development......              (135,207)          (159,403)
     Acquisition of minority interests.........................................               (11,212)           (29,700)
     Proceeds from the disposition of real estate facilities...................                13,415              8,652
     Proceeds from the disposition of real estate investments..................                     -             21,929
     Acquisition of investment in real estate entities.........................               (33,241)           (63,380)
     Acquisition of real estate facilities.....................................                (3,503)           (37,756)
     Acquisition cost of business combinations.................................                     -            (66,776)
                                                                                        --------------     --------------
             Net cash used in investing activities.............................              (192,146)          (351,866)
                                                                                        --------------     --------------

Cash flows from financing activities:
     Principal payments on notes payable.......................................                (6,945)            (6,615)
     Net proceeds from the issuance of common stock............................                 6,068              4,404
     Net proceeds from the issuance of preferred stock.........................               660,051                  -
     Net proceeds from the issuance of equity stock............................                72,130             39,800
     Issuance of Put Option (Note 8)...........................................                   910                  -
     Net proceeds from the issuance of preferred partnership units.............                     -            361,250
     Repurchase of common stock................................................              (276,270)           (65,004)
     Repurchase of preferred partnership units.................................               (30,000)                 -
     Redemption of preferred stock.............................................              (172,525)                 -
     Distributions paid to shareholders........................................              (250,006)          (285,831)
     Distributions to holders of preferred partnership units...................               (24,830)           (16,354)
     Distributions from operations to minority interests.......................               (16,274)           (15,224)
     Investment by minority interests..........................................                13,142             15,241
     Net reinvestment (divestment) of minority interests.......................                 1,068             (7,569)
     Other.....................................................................                  (634)             3,130
                                                                                        --------------     --------------
             Net cash (used in) provided by financing activities...............               (24,115)            27,228
                                                                                        --------------     --------------

Net increase in cash and cash equivalents.....................................                198,926             49,474
Cash and cash equivalents at the beginning of the period......................                 89,467             55,125
                                                                                        --------------     --------------
Cash and cash equivalents at the end of the period............................          $     288,393      $     104,599
                                                                                        ==============     ==============

                            See accompanying notes.
                                       4

                              PUBLIC STORAGE, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Amounts in thousands)

                                   (Unaudited)


                                   (Continued)

                                                                                For the Nine Months Ended
                                                                                      September 30,
                                                                            -----------------------------------
                                                                                 2001                 2000
                                                                            ---------------     ---------------
Supplemental schedule of non-cash investing and financing activities:
 Business combinations:
   Real estate facilities...........................................        $            -      $     (82,163)
   Other assets.....................................................                     -               (183)
   Accrued and other liabilities....................................                     -              1,177

 Reduction to investment in real estate entities in connection with:
   Business combinations............................................                     -             14,393
   Acquisition of real estate facilities............................                     -              3,144

 Real estate acquired in exchange for equity stock and reduction to
   investment in real estate entities...............................                     -             (4,169)

 Acquisition of minority interest and real estate in exchange for common stock:
     Real estate facilities.........................................                     -            (17,103)
     Minority interest..............................................                     -            (19,426)

 Real estate facilities and accumulated depreciation disposed of in
   exchange for notes receivable and minority interests.............                     -             18,769

 Minority interests acquired in exchange for  the disposition of
   real estate facilities...........................................                     -             (6,427)

 Note receivable received in exchange for the disposition of real
   estate facilities................................................                     -             (3,690)

Issuance of Equity Stock, Series A:
   In connection with special distribution to common shareholders...                     -             44,010
   In connection with acquisition of real estate facilities.........                     -              1,025

Decrease in distributions payable through the issuance of   Equity
   Stock, Series A..................................................                     -            (44,010)

Issuance of common stock :
   To acquire minority interest in consolidated real estate entities                     -              6,829

                            See accompanying notes.
                                       5

                              PUBLIC STORAGE, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2001

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

              In 1996 and 1997, we organized Public Storage Pickup and Delivery, Inc., as a separate corporation and partnership (the corporation and partnership are collectively referred to as "PSPUD") to operate storage facilities that rent portable storage containers to customers for storage in central warehouses. At September 30, 2001, PSPUD had 53 facilities in operation in 14 states.

              We invest in real estate facilities by acquiring wholly owned facilities or by acquiring interests in real estate entities which own real estate facilities. At September 30, 2001, we had direct and indirect equity interests in 1,378 storage facilities located in 37 states and operating under the "Public Storage" name. We also have direct and indirect equity interests in approximately 14.0 million net rentable square feet of commercial space located in 11 states.

2.   Summary of significant accounting policies
     ------------------------------------------

     Basis of presentation
     ---------------------

              The consolidated  financial statements include the accounts of the
     Company and 34 controlled entities (the "Consolidated Entities"). Collectively, the Company and the Consolidated Entities own a total of 1,264 storage facilities and six commercial facilities.

              At September 30, 2001, we had equity investments in 11 limited partnerships in which we do not have a controlling interest. These limited partnerships collectively own 114 self-storage facilities, which are managed by the Company. In addition, we own approximately 44% of the common interest in PS Business Parks, Inc. ("PSB"), which owns and operates 13.6 million net rentable square feet of commercial space at September 30, 2001. We do not control these entities. Accordingly, our investments in these limited partnerships and PSB are accounted for using the equity method.

              Certain amounts previously reported have been reclassified to conform to the September 30, 2001 presentation.

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

     Evaluation of asset impairment
     ------------------------------

              In 1995, the Financial Accounting Standards Board issued Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" which requires impairment losses to be recorded on long-lived assets. We annually evaluate long-lived assets (including intangibles), by identifying indicators of impairment and by comparing the sum of the estimated undiscounted future cash flows for each asset to the asset's carrying amount. When indicators of impairment are present and the sum of the undiscounted cash flows is less than the carrying value of such asset, an impairment loss is recorded equal to the difference between the asset's current carrying value and its value based upon discounting its estimated future cash flows. Statement No. 121 also addresses the accounting for long-lived assets that are expected to be disposed of. Such assets are to be reported at the lower of their carrying amount or fair value, less cost to sell. Our evaluations have indicated no impairment in the carrying amount of our assets.

     Other assets
     ------------

              Other assets primarily consist of furniture, fixtures, equipment, and other such assets associated with the containerized storage facilities business as well as accounts receivable, prepaid expenses, and other such assets of the Company. Included in other assets with respect to the containerized storage business is furniture, fixtures, and equipment (net of accumulated depreciation) of $30,629,000 and $28,544,000 at September 30, 2001 and December 31, 2000, respectively. Included in depreciation and amortization expense for the three months ended September 30, 2001 and 2000 is $1,379,000 and $1,204,000, respectively, and $4,268,000 and $3,612,000 for the nine months ended September 30, 2001 and 2000, respectively, of depreciation of furniture, fixtures, and equipment of the containerized storage business.

     Intangible assets
     -----------------

              Intangible assets are amortized straight-line over 25 years. At September 30, 2001 intangible assets are net of accumulated amortization of $54,693,000 ($47,709,000 at December 31, 2000). Included in depreciation and amortization expense for the three and nine months ended September 30, 2001 and 2000 is $2,328,000 and $6,984,000, respectively, related to the amortization of intangible assets.

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

     Net income per common share
     ---------------------------

              Dividends paid to our preferred shareholders totaling $28,736,000 and $25,027,000 for the three months ended September 30, 2001 and 2000, respectively, and $85,508,000 and $75,110,000 for the nine months ended September 30, 2001 and 2000, respectively, have been deducted from net income to arrive at net income allocable to our common shareholders.

              Net income allocated to our common shareholders has been further allocated among our two classes of common stock; our regular common stock and our Equity Stock, Series A. The allocation among each class was based upon the two-class method. Under the two-class method, earnings per share for each class of common stock is determined according to dividends declared (or accumulated) and participation rights in undistributed earnings. Under the two-class method, the Equity Stock, Series A for the three and nine months ended September 30, 2001 was allocated net income of approximately $5,314,000 and $14,080,000, respectively, as compared to the three and nine months ended September 30, 2000 of approximately $2,666,000 and $7,590,000, respectively. The remaining $49,554,000 and $140,424,000, for the three and nine months ended September 30, 2001 respectively, and $47,959,000 and $139,816,000, for the three and nine months ended September 30, 2000 respectively, was allocated to the regular common shares.

              Basic net income per share is computed using the weighted average common shares (prior to the dilutive impact of stock options outstanding). Diluted net income per common share is computed using the weighted average common shares outstanding (adjusted for stock options). Effective January 1, 2000, the Company's 7,000,000 Class B common shares outstanding began to participate in distributions of the Company's earnings. Distributions per share of Class B common stock are equal to 97% of the per share distribution paid to the Company's regular common shares. As a result of this participation in distribution of earnings, for purposes of computing net income per common share, the Company includes 6,790,000 (7,000,000 x 97%) Class B common shares in the weighted average common equivalent shares for the three and nine months ended September 30, 2000 and 2001.

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

4.   Real estate facilities
     ----------------------

              Activity in real estate facilities during 2001 is as follows:

                                                             In thousands
                                                            ---------------
Operating facilities, at cost:
  Balance at December 31, 2000....................          $    4,134,417
  Developed facilities............................                 191,105
  Acquisition of real estate facilities...........                   3,503
  Disposition of real estate facilities...........                  (4,636)
  Acquisition of minority interest  (Note 7)......                   2,920
  Capital improvements............................                  24,484
                                                            ---------------
  Balance at September 30, 2001...................               4,351,793
                                                            ---------------

Accumulated depreciation:
  Balance at December 31, 2000....................                (668,018)
  Disposition of real estate facilities...........                     323
  Additions during the year.......................                (112,394)
                                                            ---------------
  Balance at September 30, 2001...................                (780,089)
                                                            ---------------

Construction in process:
  Balance at December 31, 2000....................                 217,140
  Current development.............................                 122,946
  Transfers to land held for development..........                  (6,195)
  Developed facilities............................                (191,105)
                                                            ---------------
  Balance at September 30, 2001...................                 142,786
                                                            ---------------

Land held for development:
  Balance at December 31, 2000....................                  21,447
  Acquisitions....................................                  12,261
  Transfers from construction in process..........                   6,195
  Dispositions....................................                  (7,534)
                                                            ---------------
  Balance at September 30, 2001...................                  32,369
                                                            ---------------

  Total real estate facilities at September 30, 2001        $    3,746,859
                                                            ===============

              During the nine months ended September 30, 2001, we opened 17 newly developed facilities having approximately 1,230,000 aggregate net rentable square feet and a total cost of $119.1 million. In addition, expansions of existing facilities totaling $72.1 million were completed during the nine months ended September 30, 2001. Construction in process at September 30, 2001 consists of 50 storage facilities and expansions of existing storage facilities. Land held for development consists of 15 parcels of land held for development.

              During 2001, we disposed of a storage facility and a parcel of land, in separate transactions, for an aggregate of $13,415,000 cash. An aggregate gain of $1,568,000 was recorded on these dispositions.

              In August 2001, we purchased an existing storage facility from a third party for approximately $3,503,000 cash.

              Our policy is to capitalize interest incurred on debt during the course of construction of our self-storage and industrial facilities. Interest capitalized during the three and nine months ended September 30, 2001 was $2,044,000 and $6,263,000, respectively, compared to $2,672,000 and $6,828,000, respectively, for the same periods in 2000.

5.   Investment in real estate entities
     ----------------------------------

              At September 30, 2001, our investment in real estate entities consists of (i) partnership interests in approximately 11 partnerships, which principally own self-storage facilities and (ii) our ownership interest in PSB. Such interests are non-controlling interests of less than 50% and are accounted for using the equity method of accounting. Accordingly, earnings are recognized based upon our ownership interest in each of the entities. During the three and nine months ended September 30, 2001 we recognized earnings from our investments of $9,826,000 and $28,912,000, respectively, compared to $9,479,000 and $26,910,000 for the same period in 2000. We received distributions from our investments of $15,607,000 and $12,755,000 for the nine months ended September 30, 2001 and 2000, respectively.

              In April 1997, we formed a joint venture partnership (the "Development Joint Venture") with an institutional investor to participate in the development of approximately $220 million of storage facilities. The Development Joint Venture has a total of 47 opened facilities with a total cost of $232 million and was fully committed at December 31, 2000. The Company has the right, but not the obligation, to purchase the interest of our joint venture partner between approximately December, 2002 and April, 2004. The purchase price will be based upon the joint venture partner's pro rata share, as defined, of the value of the assets of the partnership. The purchase price, however, will be limited to an amount that provides the limited partner with a maximum return of 11.5%. If the Company does not exercise its right, the assets of the partnership are liquidated, with the proceeds distributed to the partners in accordance with the partnership agreement.

              Summarized combined financial data (based on historical cost) with respect to those unconsolidated real estate entities in which the Company had an ownership interest at September 30, 2001 are as follows:

                                                               For the nine months ended September 30, 2001
                                                    ----------------------------------------------------------------------
                                                     Other Equity        Development
                                                     Investments        Joint Venture         PSB               Total
                                                    --------------      --------------   --------------     --------------
                                                                          (Amounts in thousands)
Rental income (a)............................       $      34,203       $      24,650    $     121,964      $     180,817
Other income (a).............................               1,574                 455            2,493              4,522
                                                    --------------      --------------   --------------     --------------
Total revenues (a)...........................              35,777              25,105          124,457            185,339
                                                    --------------      --------------   --------------     --------------

Cost of operations (a).......................              10,292               9,648           33,423             53,363
Depreciation (a).............................               3,382               5,141           30,058             38,581
Other expenses (a)...........................               1,723                 150            4,089              5,962
                                                    --------------      --------------   --------------     --------------
Total expenses (a)...........................              15,397              14,939           67,570             97,906
                                                    --------------      --------------   --------------     --------------

Income before minority interest (a)..........              20,380              10,166           56,887             87,433
Minority interest (a)........................                   -                   -          (19,743)           (19,743)
                                                    --------------      --------------   --------------     --------------
Net income (a)...............................       $      20,380       $      10,166    $      37,144      $      67,690
                                                    ==============      ==============   ==============     ==============
At September 30, 2001:
Real estate, net (a).........................       $      65,388       $     214,679    $     941,998      $   1,222,065
Total assets (a).............................             110,982             219,862        1,028,505          1,359,349
Total debt (a)...............................              17,843                   -           30,354             48,197
Total liabilities (a)........................              27,740               3,643           65,556             96,939
Minority interest (a)........................                   -                   -          360,088            360,088
Total equity (a).............................              83,257             216,219          602,861            902,337

The Company's investment (book value) at
  September 30, 2001.........................       $     131,161       $      64,866    $     268,415      $     464,442

The Company's effective average common
  ownership interest at September 30, 2001...             46%                 30%              44%


     (a) Amounts represent 100% of the unconsolidated entities' balances and not the Company's pro-rata share.

6.   Revolving line of credit
     ------------------------

              The credit agreement (the "Credit Facility") has a borrowing limit of $150 million and an expiration date of July 1, 2002. The expiration date may be extended by one year on each anniversary of the credit agreement. Interest on outstanding borrowings is payable monthly. At our option, the rate of interest charged is equal to (i) the prime rate or (ii) a rate ranging from the London Interbank Offered Rate ("LIBOR") plus 0.40% to LIBOR plus 1.10% depending on the Company's credit ratings and coverage ratios, as defined. In addition, the Company is required to pay a quarterly commitment fee of 0.250% (per annum). The Credit Facility allows us, at our option, to request the group of banks to propose the interest rate they would charge on specific borrowings not to exceed $50 million; however, in no case may the interest rate proposal be greater than the amount provided by the Credit Facility. At September 30, 2001, we had no borrowings on our line of credit. See Note 11.

7.   Minority interest
     -----------------

              In consolidation, we classify ownership interests in the net assets of each of the Consolidated Entities, other than our own, as minority interest on the consolidated financial statements. Minority interest in income consists of the minority interests' share of the operating results of the Company relating to the consolidated operations of the Consolidated Entities. The following table sets forth the components of our minority interest and minority interest in income (all amounts in thousands):

                                                                                   Minority interest in income for
                                                    Minority interest at:              the nine months ended:
                                               ---------------------------------   -------------------------------
                                               September 30,      December 31,     September 30,    September 30,
                                                    2001              2000             2001              2000
                                               --------------     --------------   --------------   --------------

 Preferred Partnership Interests........        $   335,000       $   365,000       $    24,830      $    16,354
                                               ==============     ==============   ==============   ==============

 Consolidated Development Joint Venture.        $    86,360       $    77,126       $       725      $       167
 Other..................................             81,742            90,792             9,815           10,044
                                               --------------     --------------   --------------   --------------
     Other Minority Interests...........        $   168,102       $   167,918       $    10,540      $    10,211
                                               ==============     ==============   ==============   ==============

              In November 1999, we formed a development joint venture (the "Consolidated Development Joint Venture") with a joint venture partner to develop $100 million of storage facilities and to purchase $100 million of the Company's Equity Stock, Series AAA. The joint venture is funded solely with equity capital consisting of 51% from the Company and 49% from the joint venture partner. The joint venture is consolidated and, accordingly, the Equity Stock, Series AAA is eliminated in consolidation. Included in minority interest is $86,360,000 relative to the joint venture, primarily representing total contributions received from our joint venture partner and income allocated to our joint venture partner, net of distributions. Minority interest increased $13,142,000 since December 31, 2000 as a result of contributions by our joint venture partner, increased $725,000 as a result of income allocated to our joint venture partner, and decreased by $4,633,000 as a result of distributions to our joint venture partner. The term of the joint venture is 15 years; however, during the sixth year the joint venture partner has the right to cause an early termination of the partnership. If the joint venture partner exercises this right, we then have the option, but not the obligation, to acquire the joint venture partner's interest for a value that will allow our joint venture partner to receive an annual return of 10.75%. If the Company does not exercise its option to acquire the joint venture partner's interest, the partnership's assets will be sold to third parties and the proceeds distributed to the Company and our joint venture partner in accordance with the partnership agreement. If the joint venture partner does not exercise its right to early termination during the sixth year, the partnership will be liquidated 15 years after its formation with the assets sold to third parties and the proceeds distributed to the Company and our joint venture partner in accordance with the partnership agreement.

              On March 17, 2000, we issued $240.0 million of 9.5% Series N Cumulative Redeemable Perpetual Preferred Units, on March 29, 2000, we issued $75.0 million of 9.125% Series O Cumulative Redeemable Perpetual Preferred Units, and on August 11, 2000, we issued $50.0 million of 8.75% Series P Cumulative Redeemable Perpetual Preferred Units in one of our operating partnerships (collectively, the "Preferred Partnership Interests"). The units are not redeemable during the first 5 years, thereafter, at our option, we can call the units for redemption at the issuance amount plus any unpaid distributions. The units are not redeemable by the holder. Subject to certain conditions, the Series N preferred units are convertible into shares of 9.5% Series N Cumulative Preferred Stock and the Series O preferred units are convertible into shares of 9.125% Series O Cumulative Preferred Stock of the Company and the Series P preferred units are convertible into shares of 8.75% Series P Cumulative Preferred Stock.

              In August 2001, we purchased $30 million of the 9.125% Series O Cumulative Redeemable Perpetual Preferred Units at par.

              The $335 million in Preferred OP Units outstanding at September 30, 2001 are reflected as minority interest. The holders of the Preferred OP Units were paid distributions in aggregate of approximately $7,820,000 and $24,830,000 for the three and nine months ended September 30, 2001, respectively, compared to $8,018,000 and $16,354,000 for the three and nine months ended September 30, 2000, respectively, and received a corresponding allocation of minority interest in earnings for these periods.

              As of September 30, 2001, there were 237,935 operating partnership units ("OP Units") outstanding in one of the Consolidated Entities. OP Units are convertible on a one-for-one basis (subject to certain limitations) into common shares of the Company at the option of the unitholder. Minority interest in income is allocated to minority interests with respect to OP Units on a per unit basis equal to diluted earnings per common share. During the nine months ended September 30, 2001, no units were redeemed or issued.

              In the nine months ended September 30, 2001, the Company acquired other minority interests in the Consolidated Entities for an aggregate cost of $11,212,000 cash; these acquisitions had the effect of reducing minority interest by $8,292,000, with the excess of cost over underlying book value ($2,920,000) allocated to real estate.

8.   Shareholders' equity
     --------------------

     Preferred stock
     ---------------

              At September 30, 2001 and December 31, 2000, we had the following series of Preferred Stock outstanding:

                                                        At September 30, 2001              At December 30, 2000
                                                     -----------------------------     ------------------------------
                                      Dividend         Shares          Carrying          Shares          Carrying
              Series                    Rate         Outstanding        Amount         Outstanding        Amount
-----------------------------------   ----------     ------------     ------------     ------------   ---------------
                                                    (Dollar amount in thousands)       (Dollar amount in thousands)
Series A                                 10.000%       1,825,000      $    45,625        1,825,000      $    45,625
Series B                                  9.200%       2,386,000           59,650        2,386,000           59,650
Series C                              Adjustable       1,200,000           30,000        1,200,000           30,000
Series D                                  9.500%       1,200,000           30,000        1,200,000           30,000
Series E                                 10.000%       2,195,000           54,875        2,195,000           54,875
Series F                                  9.750%       2,300,000           57,500        2,300,000           57,500
Series G                                  8.875%               -                -            6,900          172,500
Series H                                  8.450%           6,750          168,750            6,750          168,750
Series I                                  8.625%           4,000          100,000            4,000          100,000
Series J                                  8.000%           6,000          150,000            6,000          150,000
Series K                                  8.250%           4,600          115,000            4,600          115,000
Series L                                  8.250%           4,600          115,000            4,600          115,000
Series M                                  8.750%           2,250           56,250            2,250           56,250
Series Q                                  8.600%           6,900          172,500                -                -
Series R                                  8.000%          20,400          510,000                -                -
                                                     ------------     ------------     ------------   ---------------

Total Senior Preferred Stock                          11,161,500      $ 1,665,150       11,141,100      $ 1,155,150
                                                     ============     ============     ============   ===============

              The Series Q preferred stock was issued on January 19, 2001, resulting in net proceeds from the issuance of approximately $166,966,000. The Series R preferred stock was issued on September 28, 2001, resulting in net proceeds from the issuance of approximately $493,085,000. The Series G preferred stock was redeemed at par on September 28, 2001 for a total cost, which includes redemption costs, of $172,525,000.

              The Series A through Series R preferred stock (collectively the "Senior Preferred Stock") have general preference rights with respect to liquidation and quarterly distributions. Holders of the preferred stock, except under certain conditions and as noted above, will not be entitled to vote on most matters. In the event of a cumulative arrearage equal to six quarterly dividends or failure to maintain a Debt Ratio (as defined) of 50% or less, holders of all outstanding series of preferred stock (voting as a single class without regard to series) will have the right to elect two additional members to serve on the Company's Board of Directors until events of default have been cured. At September 30, 2001, there were no dividends in arrears and the Debt Ratio was 2.7%.

              Except under certain conditions relating to the Company's qualification as a REIT, the Senior Preferred Stock is not redeemable prior to the following dates: Series A - September 30, 2002, Series B - March 31, 2003, Series C - June 30, 1999, Series D - September 30, 2004, Series E - January 31, 2005, Series F - April 30, 2005, Series H - January 31, 2001, Series I - October 31, 2001, Series J - August 31, 2002, Series K - January 19, 2004, Series L - March 10, 2004, Series M - August 17, 2004, Series Q - January 19, 2006 and Series R - September 28, 2006. On or after the respective dates, each of the series of Senior Preferred Stock will be redeemable (the Series C, H and I are presently redeemable) at the option of the Company, in whole or in part, at $25 per share (or depositary share in the case of the Series H through Series M and Series Q through Series
     R), plus accrued and unpaid dividends.

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

              At September 30, 2001, we had 8,676,102 depositary shares outstanding, each representing 1/1,000 of a share of Equity Stock, Series A ("Equity Stock A"). The Equity Stock A ranks on a parity with common stock and junior to the Senior Preferred Stock with respect to general preference rights and has a liquidation amount which cannot exceed $24.50 per share. Distributions with respect to each depositary share shall be the lesser of:
     a) five times the per share dividend on the Common Stock or b) $2.45 per annum. Except in order to preserve the Company's federal income tax status as a REIT, we may not redeem the depositary shares before March 31, 2010. On or after March 31, 2010 we may, at our option, redeem the depositary shares at $24.50 per depositary share. If the Company fails to preserve its federal income tax status as a REIT, the depositary shares will be convertible into common stock on a one for one basis. The depositary shares are otherwise not convertible into common stock. Holders of depositary shares vote as a single class with our holders of common stock on shareholder matters, but the depositary shares have the equivalent of one-tenth of a vote per depositary share. We have no obligation to pay distributions on the depositary shares if no distributions are paid to common shareholders.

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

     Common Stock
     ------------

              As previously announced, the Company's Board of Directors authorized the repurchase from time to time of up to 25,000,000 shares of the Company's common stock on the open market or in privately negotiated transactions. In the nine months ended September 30, 2001, the Company repurchased a total of 10,568,593 shares, for a total aggregate cost of approximately $276,270,000. From the initial authorization through
     September 30, 2001, the Company has repurchased a total of 21,469,020 shares of common stock at an aggregate cost of approximately $534,890,000.

              During April 2001, we entered into an arrangement with a financial institution whereby we sold to the institution the right to require us to purchase from the institution up to 1,000,000 shares of our common stock at a price of $26.26 on certain dates in September 2001 and October 2001 (the institution's rights are collectively referred to hereinafter as the "Put Option."). In exchange for the Put Option, the financial institution paid us $910,000, the amount of which has been reflected as an increase to our paid-in capital. The outstanding put options, upon exercise, could have been settled by us, at our option, if the price was below $26.26 on certain dates in September and October 2001, by (i) the issuance of additional common shares to the financial institution with a value equal to the difference in market value of the shares subject to the exercise and $26.26 per share, (ii) by payment of cash to the financial institution in an amount equal to the difference in market value of the shares subject to the exercise and $26.26 per share or (iii) by purchasing the shares from the institution at $26.26 per share. The Put Option expired without being exercised.

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

              For these purposes, FFO per share of Common Stock (as defined above) was $2.83 for the four consecutive calendar quarters ended September 30, 2001.

     Dividends
     ---------

              The following summarizes dividends during the first nine months of 2001:

                                            Distributions Per
                                                Share or             Total
Preferred Stock:                            Depositary Share     Distributions
----------------                           -------------------   --------------
Series A..............................            $1.875          $   3,422,000
Series B..............................            $1.725              4,116,000
Series C..............................            $1.266              1,519,000
Series D..............................            $1.782              2,137,000
Series E..............................            $1.875              4,116,000
Series F..............................            $1.828              4,205,000
Series G..............................            $1.665             11,482,000
Series H..............................            $1.584             10,694,000
Series I..............................            $1.617              6,469,000
Series J..............................            $1.500              9,000,000
Series K..............................            $1.547              7,116,000
Series L..............................            $1.547              7,116,000
Series M..............................            $1.640              3,690,000
Series Q..............................            $1.511             10,426,000
Series R..............................             -                          -
                                                                 --------------
                                                                     85,508,000
Common Stock:
Equity Stock, Series A................            $1.838             14,080,000
Common  (1)...........................            $1.240            141,998,000
Class B Common  (1)...................            $1.203              8,420,000
                                                                 --------------
   Total dividends....................                            $ 250,006,000
                                                                 ==============

     (1) Common dividends include regular distributions of $0.89 per common share and a special distribution of $0.35 per common share.

              The dividend rate on the Series Q preferred stock was prorated from January 19, 2001 (the date of issuance) through March 31, 2001. The dividend rate on the Series C Preferred Stock for the nine months ended September 30, 2001 was equal to 6.75% per annum. The dividend rate per annum will be adjusted quarterly and will be equal to the highest of one of three U.S. Treasury indices (Treasury Bill Rate, Ten Year Constant Maturity Rate, or Thirty Year Constant Maturity Rate) multiplied by 110%. However, the dividend rate for any dividend period will neither be less than 6.75% per annum nor greater than 10.75%. The dividend rate for the quarter ending December 31, 2001 will be equal to 6.75% per annum.

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

RECONCILIATION OF REVENUES BY SEGMENT
-------------------------------------

                                                           Three months ended                      Nine months ended
                                                              September 30,                           September 30,
                                                          ----------------------                 ----------------------
                                                            2001         2000        Change        2001          2000       Change
                                                          ---------    ---------    ---------    ---------    ---------    ---------
                                                                                (Dollar amounts in thousands)
Self storage
------------
  Self storage property rentals........................   $186,615     $167,900      $18,715     $537,530     $483,669      $53,861
  Equity in earnings - self storage property operations      5,788        5,006          782       16,636       15,988          648
  Equity in earnings - depreciation (self storage) ....     (1,726)      (1,989)         263       (5,105)      (5,015)         (90)
                                                          ---------    ---------    ---------    ---------    ---------    ---------
      Self storage segment revenues....................    190,677      170,917       19,760      549,061      494,642       54,419
                                                          ---------    ---------    ---------    ---------    ---------    ---------

Containerized storage .................................     13,019       11,045        1,974       35,275       27,834        7,441
---------------------                                     ---------    ---------    ---------    ---------    ---------    ---------

Commercial  properties
----------  ----------
  Commercial property rentals..........................      3,081        2,847          234        9,353        8,433          920
  Equity in earnings - commercial property operations..     13,330       10,878        2,452       37,368       31,436        5,932
  Equity in earnings - depreciation (commercial
     properties).......................................     (4,787)      (3,403)      (1,384)     (12,622)     (10,507)      (2,115)
                                                          ---------    ---------    ---------    ---------    ---------    ---------
      Commercial properties  segment revenues..........     11,624       10,322        1,302       34,099       29,362        4,737
                                                          ---------    ---------    ---------    ---------    ---------    ---------

Other items not allocated to segments
-------------------------------------
  Equity in earnings - general and administrative and       (2,779)      (1,013)      (1,766)      (7,365)      (4,992)      (2,373)
     other.............................................
  Interest and other income............................      3,178        4,695       (1,517)       9,916       13,865       (3,949)
                                                          ---------    ---------    ---------    ---------    ---------    ---------
      Total other items not allocated to segments......        399        3,682       (3,283)       2,551        8,873       (6,322)
                                                          ---------    ---------    ---------    ---------    ---------    ---------

      Total revenues...................................   $215,719     $195,966      $19,753     $620,986     $560,711      $60,275
                                                          =========    =========    =========    =========    =========    =========

                                       18

RECONCILIATION OF NET INCOME BY SEGMENT
---------------------------------------

                                                             Three months ended                      Nine months ended
                                                                 September 30,                          September 30,
                                                            ----------------------                ----------------------
                                                               2001        2000         Change       2001         2000       Change
                                                            ---------    ---------    ---------   ---------    ---------    --------
                                                                                          (Dollar amounts in thousands)
Self storage
  Self storage properties .............................     $127,935     $113,445     $14,490     $367,777     $327,585     $40,192
  Depreciation and amortization - self storage.........      (40,305)     (35,844)     (4,461)    (116,614)    (103,988)    (12,626)
  Equity in earnings - self storage property operations        5,788        5,006         782       16,636       15,988         648
  Equity in earnings - depreciation (self-storage) ....       (1,726)      (1,989)        263       (5,105)      (5,015)        (90)
                                                            ---------    ---------    ---------   ---------    ---------    --------
      Total self storage segment net income............       91,692       80,618      11,074      262,694      234,570      28,124
                                                            ---------    ---------    ---------   ---------    ---------    --------

Containerized storage
  Containerized storage operations.....................        2,191        1,616         575        3,919        1,903       2,016
  Containerized storage depreciation...................       (1,763)      (1,317)       (446)      (5,029)      (3,951)     (1,078)
                                                            ---------    ---------    ---------   ---------    ---------    --------
      Total containerized storage segment net income...          428          299         129       (1,110)      (2,048)        938
                                                            ---------    ---------    ---------   ---------    ---------    --------

Commercial  properties
  Commercial properties................................        2,068        1,921         147        6,508        5,677         831
  Depreciation and amortization - commercial properties         (633)        (570)        (63)      (2,003)      (1,570)       (433)
  Equity in earnings - commercial property operations..       13,330       10,878       2,452       37,368       31,436       5,932
  Equity in earnings - depreciation (commercial
     properties) ......................................       (4,787)      (3,403)     (1,384)     (12,622)     (10,507)     (2,115)
                                                            ---------    ---------    ---------   ---------    ---------    --------
      Total commercial property segment net income.....        9,978        8,826       1,152       29,251       25,036       4,215
                                                            ---------    ---------    ---------   ---------    ---------    --------

Other items not allocated to segments
  Equity in earnings - general and administrative and         (2,779)      (1,013)     (1,766)      (7,365)      (4,992)     (2,373)
     other.............................................
  Interest and other income............................        3,178        4,695      (1,517)       9,916       13,865      (3,949)
  General and administrative...........................       (5,965)      (5,436)       (529)     (16,549)     (14,057)     (2,492)
  Interest expense.....................................         (928)        (626)       (302)      (3,023)      (3,293)        270
  Gain on disposition of real estate...................            -            -           -        1,568            -       1,568
  Minority interest in income..........................      (12,000)     (11,711)       (289)     (35,370)     (26,565)     (8,805)
                                                            ---------    ---------    ---------   ---------    ---------    --------
      Total other items not allocated to segments......      (18,494)     (14,091)     (4,403)     (50,823)     (35,042)    (15,781)
                                                            ---------    ---------    ---------   ---------    ---------    --------

      Total net income ................................      $83,604      $75,652      $7,952     $240,012     $222,516     $17,496
                                                            =========    =========    =========   =========    =========    ========

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

11.  Subsequent Events
     -----------------

              In October 2001, the Company purchased, at par, $50,000,000 of 8.75% Series P Cumulative Perpetual Preferred Redeemable Units.

              In October 2001, the Company redeemed all outstanding shares of its 8.45% Cumulative Preferred Stock, Series H held by the depositary and, as a result, the depositary redeemed in full all outstanding depositary shares representing interests in the Series H Preferred Stock at a redemption price of $25 per depositary share for a total of $168,750,000 plus accrued dividends.

              In October 2001, the Company completed a public offering of 5,750,000 depositary shares ($25 stated value per depositary share) each representing 1/1,000 of a share of 7.875% Cumulative Preferred Stock, Series S, raising net proceeds of approximately $139,000,000.

              On November 13, 2001, the Company redeemed all outstanding shares of its 8 5/8% Cumulative Preferred Stock, Series I held by the depositary and, as a result, the depositary redeemed in full all outstanding depositary shares representing interests in the Series I Preferred Stock at a redemption price of $25 per depositary share for a total of $100,000,000 plus accrued dividends.

              In November 2001, we entered into a new agreement for a $200 million revolving line of credit (the "Credit Agreement") to replace our existing $150 million line of credit due to expire on July 1, 2002. The Credit Agreement has a maturity date of October 31, 2004, extendable for a period of one year on each anniversary of the credit agreement and bears an interest rate ranging from the London Interbank Offered Rate ("LIBOR") plus 0.45% to LIBOR plus 1.25% depending on our credit ratings (currently 0.45%). In addition, we are required to pay a quarterly commitment fee ranging from 0.20% per annum to 0.30% per annum depending on our credit ratings (currently 0.20%). The Credit Agreement allows us, at our option, to request the banks to propose an interest rate they would charge on specific borrowings not to exceed $70 million; however, in no case may the interest rate proposal be greater than the amount provided by the Credit Agreement. At November 9, 2001, we had no borrowings on this line of credit.

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

RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

         Net income for the three months ended September 30, 2001 was $83,604,000 compared to $75,652,000 for the same period in 2000, representing an increase of $7,952,000 or 10.5%. The increase in net income was primarily the result of improved property operations combined with increased operations from acquired and newly developed real estate properties during 2000 and 2001. The impact of these items was partially offset by increased depreciation expense, resulting primarily from new property additions.

         During the three months ended September 30, 2001 and 2000, we allocated $28,736,000 and $25,027,000 of our net income (based on distributions paid), respectively, to our preferred shareholders, representing an increase of 14.8%. This increase is due to an additional issuance of preferred stock in 2001. In addition, during the three months ended September 30, 2001 and 2000, we allocated $5,314,000 and $2,666,000 of our net income (based on distributions paid), respectively, to our Equity Stock, Series A shareholders, representing an increase of 99.3%. This increase is due to additional issuances of equity stock in 2001 and 2000.

         Net income remaining to our regular common shareholders, after allocating net income to our preferred and equity shareholders, totaled $49,554,000 for the three months ended September 30, 2001 compared to $47,959,000 for the same period in 2000, representing an increase of 3.3%. Net income per common share was $0.41 on a diluted basis (based on 121,754,000 weighted average diluted common equivalent shares) for the three months ended September 30, 2001 compared to $0.37 per common share on a diluted basis (based on 131,261,000 weighted average diluted common equivalent shares), representing an increase of 10.8%. The year over year increase in net income on a per share basis (10.8%) was significantly higher than the year over year increase in aggregate net income allocated to the common shareholders (3.3%) due primarily to the reduction in weighted average shares outstanding as a result of our share repurchase activities.

         Net income for the nine months ended September 30, 2001 was $240,012,000 compared to $222,516,000 for the same period in 2000, representing an increase of $17,496,000 or 7.9%. The increase in net income was primarily the result of improved property operations combined with increased operations from acquired and newly developed real estate properties during 2000 and 2001. The impact of these items was partially offset by increased depreciation expense, resulting primarily from new property additions, and an increase in the allocation of income to minority interests. During 2000 we issued preferred operating partnership units and, as a result, distributions to these unitholders increased from $16,354,000 in the nine months ended September 30, 2000 to $24,830,000 in the same period in 2001. Unlike distributions to preferred shareholders, distributions to preferred unitholders are presented as minority interest in income and a reduction in net income. Primarily as a result of these distributions, minority interest in income increased $8,805,000 for the nine months ended September 30, 2001 as compared to the same period in 2000.

         During the nine months ended September 30, 2001 and 2000, we allocated $85,508,000 and $75,110,000 of our net income (based on distributions paid), respectively, to our preferred shareholders, representing an increase of 13.8%. This increase is due to an additional issuance of preferred stock in 2001. In addition, during the nine months ended September 30, 2001 and 2000, we allocated $14,080,000 and $7,590,000 of our net income (based on distributions paid), respectively, to our Equity Stock, Series A shareholders, representing an increase of 85.5%. This increase is due to additional issuances of equity stock in 2001 and 2000.

         Net income remaining to our regular common shareholders, after allocating net income to our preferred and equity shareholders, totaled $140,424,000 for the nine months ended September 30, 2001 compared to
$139,816,000 for the same period in 2000, representing an increase of approximately 0.4%. Net income per common share was $1.13 on a diluted basis (based on 123,977,000 weighted average diluted common equivalent shares) for the nine months ended September 30, 2001 compared to $1.06 per common share on a diluted basis (based on 131,975,000 weighted average diluted common equivalent shares), representing an increase of 6.6%. The year over year increase in net income on a per share basis (6.6%) was significantly higher than the year over year increase in aggregate net income allocated to our regular common shareholders (0.4%) due to the reduction in weighted average shares outstanding due to our share repurchase activities.

REAL ESTATE OPERATIONS
--------------------------------------------------------------------------------

         Rental income and cost of operations have increased for the three and nine months ended September 30, 2001 compared to the same period in 2000 due to the opening of newly developed real estate properties and acquisitions throughout 2000 and 2001. As a result of these items, the number of storage facilities included in the consolidated financial statements has increased from 1,238 at September 30, 2000 to 1,264 at September 30, 2001.

         Self-Storage Operations: The following table summarizes the operating results (before depreciation) of (i) the 913 stabilized self-storage facilities that we owned as of December 31, 1999 (the "Consistent Group") and (ii) all other facilities (the "Other Facilities"):

SUMMARY OF SELF-STORAGE OPERATIONS - HISTORICAL
-----------------------------------------------

                                           Three months ended                       Nine months ended
                                             September 30,                            September 30,
                                        ------------------------                ------------------------
                                                                   Percentage                               Percentage
                                           2001         2000         Change        2001          2000         Change
                                        -----------   -----------  -----------  -----------   -----------   -----------
                                                      (Amounts in thousands, except per square foot data)

Rental income  (a)
-------------
    Consistent Group...............     $  143,965    $ 134,072      7.4%       $  417,658    $ 389,115        7.3%
    Other Facilities...............         42,650       33,828     26.1%          119,872       94,554       26.8%
                                        -----------   -----------  -----------  -----------   -----------   -----------
                                           186,615      167,900     11.1%          537,530      483,669       11.1%
                                        -----------   -----------  -----------  -----------   -----------   -----------

Cost of Operations
    Consistent Group...............         41,707       39,795      4.8%          120,082      118,145        1.6%
    Other Facilities...............         16,973       14,660     15.8%           49,671       37,939       30.9%
                                        -----------   -----------  -----------  -----------   -----------   -----------
                                            58,680       54,455      7.8%          169,753      156,084        8.8%
                                        -----------   -----------  -----------  -----------   -----------   -----------

Net operating income
    Consistent Group...............        102,258       94,277      8.5%          297,576      270,970        9.8%
    Other Facilities...............         25,677       19,168     34.0%           70,201       56,615       24.0%
                                        -----------   -----------  -----------  -----------   -----------   -----------
                                           127,935      113,445     12.8%          367,777      327,585       12.3%
                                        -----------   -----------  -----------  -----------   -----------   -----------

Depreciation and amortization              (40,305)     (35,844)    12.4%         (116,614)    (103,988)      12.1%
                                        -----------   -----------  -----------  -----------   -----------   -----------

   Net Income                           $   87,630    $  77,601     12.9%       $  251,163    $ 223,597       12.3%
                                        ===========   ===========  ===========  ===========   ===========   ===========
Consistent Group data
  Gross margin.....................          71.0%        70.3%      0.7%            71.2%        69.6%        1.6%
  Weighted average for the period:
     Occupancy  (b)................          91.2%        92.8%     (1.6)%           90.4%        92.4%       (2.0)%
     Realized annual rent per square
     foot  (c).....................          11.73        10.73      9.3%            11.45        10.42        9.9%

Number of facilities at end of period:
  Consistent group.................           913          913       0.0%             913          913         0.0%
  Other Facilities.................           351          325       8.0%             351          325         8.0%

Net rentable sq. ft. at end of period
(in thousands):
  Consistent group.................        53,882       53,882       0.0%          53,882       53,882         0.0%
  Other Facilities.................        22,503       20,003      12.5%          22,503       20,003        12.5%


     (a) Rental income includes late charges and administrative fees. For the Consistent Group, late charges and administrative fees in aggregate totaled $5,020,000 and $4,976,000 for the three months ended September 30, 2001 and 2000, respectively, and $14,655,000 and $14,483,000 for the nine months ended September 30, 2001 and 2000, respectively.

     (b) Occupancies in the above table represent weighted average occupancy levels over the entire three and nine month periods. The average occupancy level at September 30, 2001 was 90.7% as compared to 92.2% at September 30, 2000, representing a decline of 1.5%.

     (c) Realized annual rent per square foot is computed by annualizing rental income including late charges and administrative fees divided by the weighted average occupied square footage for the period.

         The Consistent Group's net operating income increased 8.5% and 9.8%, respectively, for the three and nine months ended September 30, 2001 as compared to the same periods in 2000. Rental income increased 7.4% and 7.3% for the three and nine months ended September 30, 2001, respectively, and cost of operations increased 4.8% and 1.6% for the three and nine months ended September 30, 2001, respectively, as compared to the same periods in 2000.

         The increase in rental income is attributable to a 9.3% and 9.9% increase in realized rent per occupied square foot for the three and nine months ended September 30, 2001, respectively, as compared to the same periods in 2000, partially offset by a reduction in weighted average occupancy level. Higher realized rent per occupied square foot was achieved through more aggressive pricing of our self-storage space. Over the past several months, we have increased rents charged to new tenants and have significantly reduced the level of discounts offered to new tenants. In addition, in many markets, we have increased the level of rent charged to our existing tenant base.

         As expected, our more aggressive rental rates and reductions in the amount of discounts offered have resulted in a reduction in weighted average occupancy levels for both the three and nine months periods. We experienced a decline of 1.6% and 2.0% in weighted average occupancy levels during the three and nine month periods.

         Promotional discounts for the three and nine months ended September 30, 2001 totaled $256,000 and $3,905,000, respectively, as compared to $3,021,000 and $11,305,000, respectively, for the same periods in 2000.

         We believe that our ability to raise rents and reduce promotional discounts and thereby increase rental income was facilitated by 1) more aggressive marketing efforts, including a $3,970,000 increase in television advertising expenditures for the nine months ended September 30, 2001 as compared to the same period in 2000, as well as an increase in the intensity of our yellow page advertising, and 2) the continuing impact of our efforts over the last several years to improve the value of the Public Storage brand, most significantly through the completion of our program to enhance our visual icon and to modernize the appearance of our self-storage facilities.

         Cost of operations for the Consistent Group increased 4.8% in the quarter ended September 30, 2001 as compared to the same period in 2000, and increased 1.6% in the nine months ended September 30, 2001 as compared to the same period in 2000. The expense moderation on a year to date basis was due to our continued focus upon cost control and the result of specific cost control programs, such as a trial program instituted in some markets to close the rental offices on Sunday to reduce payroll expense. There can be no assurance as to the level of expenses in future periods.

         The following table summarizes major operating expenses with respect to the Consistent Group:

                                           Three months ended                             Nine months ended
                                             September 30,                                  September 30,
                                      -----------------------------                  ----------------------------
                                          2001            2000          Change           2001           2000          Change
                                      -------------   -------------   -------------  -------------  -------------   -------------
                                                                        (Amounts in thousands)
Payroll expense                       $     11,246    $     11,169         0.7%      $     33,019   $     33,572       (1.6)%
Property taxes                              11,477          11,395         0.7%            34,037         33,692        1.0%
Repairs and maintenance                      2,790           4,222       (33.9)%            8,680         11,374      (23.7)%
Advertising                                  5,505           1,609       242.1%            10,801          5,673       90.4%
Telephone reservation center costs           2,022           2,446       (17.3)%            6,219          6,827       (8.9)%
Other                                        8,667           8,954        (3.2)%           27,326         27,007        1.2%
                                      -------------   -------------   -------------  -------------  -------------   -------------
                                      $     41,707    $     39,795         4.8%      $    120,082   $    118,145        1.6%
                                      =============   =============   =============  =============  =============   =============

                                       24

         Cost of operations includes both direct costs and indirect cost of operating and managing the facilities. Payroll, property taxes, repairs and maintenance, advertising and the telephone reservation center in aggregate account for approximately 77% of the total cost of operations for the nine months ended September 30, 2001. With respect to the Consistent Group of facilities, cost of operations for the quarter ended September 30, 2001 increased approximately 4.8% compared to the same period of last year. This increase was primarily a result of increases in advertising offset by decreases in repairs and maintenance and telephone reservation center costs. The increase in advertising for the three and nine months ended September 30, 2001 is principally due to increased television advertising.

         During 1999, 2000 and the nine months ended September 30, 2001, we have opened 47 newly developed facilities with a total cost of approximately $264.8 million. Included in the self-storage operations table above, under the caption "Other Facilities", are rental income and cost of operations of $4,668,000 and $2,828,000, respectively, for the three months ended September 30, 2001, and $10,220,000 and $6,969,000, respectively, for the nine months ended September 30, 2001, with respect to these facilities. Included in the self-storage operations table above, under the caption "Other Facilities", are rental income and cost of operations of $1,259,000 and $843,000, respectively, for the three months ended September 30, 2000, and $2,006,000 and $1,736,000, respectively, for the nine months ended September 30, 2000, with respect to these facilities. We also completed expansions of storage facilities with aggregate costs of approximately $72.1 million in the nine months ended September 30, 2001.

         Due to the fill-up nature of a newly developed self-storage facility, our earnings have been negatively impacted by our development activities. Unlike many other types of real estate, we do not pre-lease our storage space prior to the opening of a newly developed facility. Generally, it takes approximately 24 months for a newly developed facility to reach a stabilized occupancy level of 90%. At this stabilized occupancy level, operating costs represent approximately 30% of stabilized rental revenues. Since the operating costs are substantially fixed in nature, a newly developed facility will not reach a break-even operating cash flow until it achieves an occupancy level of approximately 30%. At September 30, 2001, the 47 newly developed facilities had an average occupancy level of approximately 60%. We expect that over at least the next twelve months our development activities will continue to have a negative impact to our earnings as additional newly developed facilities are opened. See "Liquidity and Capital Resources - Acquisition and Development of Facilities."

         COMMERCIAL PROPERTY OPERATIONS: Commercial property operations included in the consolidated financial statements include commercial space owned by the Company and the Consolidated Entities. Our investment in PSB is accounted for on the equity method of accounting, and accordingly our share of PSB's earnings is reflected as "Equity in earnings of real estate entities" in our condensed consolidated Statement of Income.

         During the second quarter of 2000, we acquired two commercial facilities (which are expected to be converted into storage facilities) for an aggregate cost of $5,930,000. Included in commercial property operations are rental income and cost of operations of $181,000 and $46,000, respectively, for the three months ended September 30, 2001, and $495,000 and $173,000, respectively, for the nine months ended September 30, 2001, with respect to these facilities. Included in commercial property operations are rental income and cost of operations of $174,000 and $60,000, respectively, for the three months ended September 30, 2000, and $310,000 and $81,000, respectively, for the nine months ended September 30, 2000, with respect to these facilities. The following table sets forth the historical commercial property amounts included in the financial statements:

COMMERCIAL PROPERTY OPERATIONS
------------------------------

                                    Three months ended                             Nine months ended
                                       September 30,                                 September 30,
                                 ------------------------                      -------------------------
                                   2001            2000          Change           2001           2000           Change
                                 ---------      ---------      ---------       ---------       ---------      ---------
                                                                 (Amounts in thousands)
Rental income.............       $  3,081       $  2,847            8.2%       $  9,353        $  8,433          10.9%
Cost of operations........          1,013            926            9.4%          2,845           2,756           3.2%
                                 ---------      ---------      ---------       ---------       ---------      ---------

 Net operating income prior
   to depreciation........          2,068          1,921            7.7%          6,508           5,677          14.6%

Depreciation..............            633            570           11.1%          2,003           1,570          27.6%
                                 ---------      ---------      ---------       ---------       ---------      ---------

Net income................       $  1,435       $  1,351            6.2%       $  4,505        $  4,107           9.7%
                                 =========      =========      =========       =========       =========      =========

         Containerized Storage Facilities Operations: At September 30, 2001, PSPUD operated 53 facilities. PSPUD generated operating income of $428,000 compared to $299,000 for the three months ended September 30, 2001 and 2000, respectively. For the nine months ended September 30, 2001 and 2000, we incurred operating losses totaling approximately $1,110,000 and $2,048,000, respectively:

CONTAINERIZED STORAGE FACILITIES
--------------------------------

                                           Three months ended                         Nine months ended
                                             September 30,                              September 30,
                                      ----------------------------                  -----------------------------
                                          2001           2000           Change          2001            2000           Change
                                      ------------    ------------   ------------   ------------     ------------   ------------
                                                                      (Amounts in thousands)
Rental and other income .........     $    13,019     $  11,045      $   1,974      $    35,275      $  27,834      $   7,441
                                      ------------    ------------   ------------   ------------     ------------   ------------
Cost of operations:
  Direct operating costs.........           9,428         7,289          2,139           26,569         19,312          7,257
  Facility lease expense.........           1,400         2,140           (740)           4,787          6,619         (1,832)
                                      ------------    ------------   ------------   ------------     ------------   ------------
    Total cost of operations.....          10,828         9,429          1,399           31,356         25,931          5,425

Operating income prior to
  depreciation...................           2,191         1,616            575            3,919          1,903          2,016

  Depreciation (a)...............           1,763         1,317            446            5,029          3,951          1,078
                                      ------------    ------------   ------------   ------------     ------------   ------------
Operating income (losses)........     $       428     $     299      $     129      $    (1,110)     $  (2,048)     $     938
                                      ============    ============   ============   ============     ============   ============

     (a) Depreciation includes $384,000 and $113,000 for the three months ended September 30, 2001 and 2000, respectively, and $761,000 and $339,000 for the nine months ended September 30, 2001 and 2000, respectively, with respect to real estate facilities.

         At September 30, 2001, 21 of the 53 containerized storage facilities were leased from third parties. We are currently developing nine facilities (which includes one storage facility that is being converted to a combination facility) that combine self-storage and containerized storage space in the same location. These facilities are expected to replace seven of the leased facilities. We expect that an increasing part of the containerized storage business will be operated from this type of facility. To the extent that these developed combination facilities replace existing third-party leased facilities, lease expense should continue to be reduced.

         EQUITY IN EARNINGS OF REAL ESTATE ENTITIES: In addition to our ownership of equity interests in PSB, we had general and limited partnership interests in 11 limited partnerships at September 30, 2001. (PSB and the limited partnerships are collectively referred to as the "Unconsolidated Entities"). Due to our limited ownership interest and control of these entities, we do not consolidate the accounts of these entities for financial reporting purposes, and account for such investments using the equity method.

         Equity in earnings of real estate entities consists of our pro rata share of the Unconsolidated Entities based upon our ownership interest for the period. Similar to the Company, the Unconsolidated Entities (other than PSB) generate substantially all of their income from their ownership of self-storage facilities, which we manage. PSB is an equity real estate investment trust specializing in the ownership, management, acquisition, development and redevelopment of business parks containing principally office "flex" space. In the aggregate, the Unconsolidated Entities own a total of 114 storage facilities and PSB has interest in 13.6 million net rentable square feet of commercial space. As of September 30, 2001, PSB had interests in approximately 13.6 million net rentable square feet located in 9 states. The following table sets forth the significant components of equity in earnings of real estate entities:

HISTORICAL SUMMARY
------------------

                                      Three months ended                             Nine months ended
                                         September 30,                                 September 30,
                                 ----------------------------                   ---------------------------
                                    2001             2000          Change          2001            2000          Change
                                 -----------      -----------   -----------     -----------     -----------   -----------
                                                                            (Amounts in thousands)
Property operations:
    PSB......................    $   13,330       $  10,878     $   2,452       $   37,368      $  31,436     $   5,932
    Development Joint Venture         1,651           1,197           454            4,500          3,169         1,331
    Other partnerships.......         4,137           3,809           328           12,136         12,819          (683)
                                 -----------      -----------   -----------     -----------     -----------   -----------
                                     19,118          15,884         3,234           54,004         47,424         6,580
                                 -----------      -----------   -----------     -----------     -----------   -----------

Depreciation:
    PSB......................        (4,787)         (3,403)       (1,384)         (12,622)       (10,507)       (2,115)
    Development Joint Venture          (530)           (479)          (51)          (1,542)        (1,407)         (135)
    Other partnerships.......        (1,196)         (1,510)          314           (3,563)        (3,608)           45
                                 -----------      -----------   -----------     -----------     -----------   -----------
                                     (6,513)         (5,392)       (1,121)         (17,727)       (15,522)       (2,205)
                                 -----------      -----------   -----------     -----------     -----------   -----------

Other: (a)
    PSB......................        (3,200)         (1,678)       (1,522)          (7,742)        (5,117)       (2,625)
    Development Joint Venture            43              65           (22)              92             80            12
    Other partnerships.......           378             600          (222)             285             45           240
                                 -----------      -----------   -----------     -----------     -----------   -----------
                                     (2,779)         (1,013)       (1,766)          (7,365)        (4,992)       (2,373)
                                 -----------      -----------   -----------     -----------     -----------   -----------

Total equity in earnings of
  real estate entities.......    $    9,826       $   9,479     $     347       $   28,912      $  26,910     $   2,002
                                 ===========      ===========   ===========     ===========     ===========   ===========

     (a) "Other"  reflects  our share of  general  and  administrative  expense,
         interest   expense,    interest   income,   and   other   non-property,
         non-depreciation related operating results of these entities.

         The increase in equity in earnings of real estate entities for the three and nine months ended September 30, 2001, respectively, as compared to the same periods in 2000 is primarily the result of improved operations of PSB. In April 1997, we formed a joint venture partnership (the "Development Joint Venture") with an institutional investor to participate in the development of approximately $220 million of storage facilities. The venture is funded solely with equity capital consisting of 30% from the Company and 70% from the institutional investor. Equity in earnings from the Development Joint Venture reflects our pro rata share, based upon our ownership interest, of the operations of the Development Joint Venture. From inception through December 31, 2000, the Development Joint Venture developed and opened 47 storage facilities at an aggregate cost of approximately $232 million. Generally a newly constructed facility undergoes an 18 to 24 month fill-up process until the facility reaches a stabilized occupancy level of approximately 90%. For each of the periods ending September 30, 2001 and 2000, the majority of the completed facilities were in the fill-up process and had not reached a stabilized occupancy level. We expect that our earnings with respect to our investment in the Development Joint Venture will continue to increase as the existing properties continue to fill up.

OTHER INCOME AND EXPENSE ITEMS
--------------------------------------------------------------------------------

         Interest and Other Income: Interest in other income includes (i) the net operating results from our property management operations, (ii) merchandise sales and consumer truck rentals and (iii) interest income.

         Interest and other income has decreased in the three and nine months ended September 30, 2001 as compared to the same periods in 2000 primarily as a result of lower cash balances invested in interest bearing accounts, as well as lower interest rates.

         DEPRECIATION AND AMORTIZATION: Depreciation and amortization expense has increased $4,970,000 to $42,701,000 for the three months ended September 30, 2001 as compared to $37,731,000 for the same period in 2000. Depreciation and amortization expense has increased $14,137,000 to $123,646,000 for the nine months ended September 30, 2001 as compared to $109,509,000 for the same period in 2000. These increases are principally due to the acquisition and development of additional real estate facilities during 2000 and 2001. Included in depreciation and amortization expense is amortization expense with respect to intangible assets of $2,328,000 and $6,984,000 for the three and nine months ended September 30, 2001 and 2000. Included in depreciation and amortization expense for the three months ended September 30, 2001 and 2000 is $1,379,000 and $1,204,000, respectively, and $4,268,000 and $3,612,000 for the nine months ended September 30, 2001 and 2000, respectively, of depreciation of furniture, fixtures, and equipment of the containerized storage business.

         GENERAL AND ADMINISTRATIVE: General and administrative expense has increased $529,000 to $5,965,000 for the three months ended September 30, 2001 as compared to $5,436,000 for the same period in 2000. General and administrative expense has increased $2,492,000 to $16,549,000 for the nine months ended September 30, 2001 as compared to $14,057,000 for the same period in 2000. General and administrative expense principally consists of state income taxes, investor relations expenses, certain overhead associated with the acquisition and development of real estate facilities, overhead associated with the containerized storage business, and certain product research and development activities.

         The increase for the quarter is due primarily to an increase in lease termination expense associated with leased containerized storage facilities which were replaced by newly-developed facilities and an increase in overhead associated with the acquisition and development of real estate facilities, offset partially by decreases in consulting and other expenses.

         The year to date increase is due primarily to an increase in lease termination expense associated with leased containerized storage facilities which were replaced by newly-developed facilities and an increase in overhead associated with the acquisition and development of real estate facilities, as well as severance as a result of employee terminations. The increase in the nine months ended September 30, 2001 as compared to 2000 of these three items aggregated approximately $4,020,000.

         INTEREST EXPENSE: Interest expense was $928,000 and $3,023,000 for the three and nine months ended September 30, 2001, respectively, as compared to $626,000 and $3,293,000, respectively, for the same periods in 2000. Interest expense was net of capitalized interest of $2,044,000 and $6,263,000 for the three and nine months ended September 30, 2001, respectively, as compared to $2,672,000 and $6,828,000, respectively, for the same periods in 2000; the decrease in capitalized interest was due to lower levels of development activities. Interest expense, prior to capitalized interest, decreased from $3,298,000 for the three months ended September 30, 2000 to $2,972,000 for the three months ended September 30, 2001 and from $10,121,000 in the nine months ended September 30, 2000 to $9,286,000 for the nine months ended September 30, 2001. The decreases in interest expense, prior to capitalized interest, for the three and nine months periods are due primarily to reductions in average outstanding debt balances.

         MINORITY INTEREST IN INCOME: Minority interest in income represents the income allocable to equity interests in the Consolidated Entities, which are not owned by us.

         On March 17, 2000, one of our operating partnerships that is consolidated issued $240.0 million of 9.5% Series N Cumulative Redeemable Perpetual Preferred Units. On March 29, 2000 the operating partnership issued $75.0 million of 9.125% Series O Cumulative Redeemable Perpetual Preferred Units and on August 11, 2000, issued $50.0 million of 8.75% Series P Cumulative Redeemable Perpetual Preferred Units. In August 2001, we repurchased, at par, $30 million of 9.125% Series O Cumulative Redeemable Perpetual Preferred Units. For the nine months ended September 30, 2001 and 2000, the holders of these units were paid in aggregate approximately $24,830,000 and $16,354,000, respectively, in distributions and received a corresponding allocation of minority interest in earnings for the partial period in which the units were outstanding.

         Minority interest in income - other partnership interests (excluding amounts paid to the perpetual preferred unitholders), was $4,180,000 and $10,540,000, respectively, for the three and nine months ended September 30, 2001, compared to $3,693,000 and $10,211,000, respectively, for the same periods in 2000.

SUPPLEMENTAL PROPERTY DATA AND TRENDS
--------------------------------------------------------------------------------

         At September 30, 2001, there were approximately 45 ownership entities owning in aggregate 1,378 storage facilities, including the facilities which we own and/or operate. At September 30, 2001, 114 of these facilities were owned by Unconsolidated Entities, entities in which we have an ownership interest and use the equity method for financial statement presentation. The remaining 1,264 storage facilities are owned by the Company and the Consolidated Entities.

         The following table summarizes our investment in storage facilities as of September 30, 2001 (net rentable square feet in thousands):

                                                                   Net Rentable
                                                                  Square Footage
                                                  Number of         of Storage
                                              Storage Facilities    Facilities
                                              ------------------- --------------
Wholly-owned facilities....................              643           40,258
Facilities owned by Consolidated Entities..              621           36,127
                                              ------------------- --------------
    Total consolidated facilities..........            1,264           76,385
Facilities owned by Unconsolidated Entities              114            6,732
                                              ------------------- --------------
    Total  facilities  in which  the  Company
      has an ownership interest............            1,378           83,117
                                              =================== ==============

         In addition to the Company's interest in storage facilities noted above, the Company and the Consolidated Entities own 6 commercial facilities with an aggregate of 394,000 net rentable square feet. We also have a 44% common interest in PSB, which owns 13.6 million net rentable square feet of commercial space.

         In order to evaluate how our overall portfolio has performed, management analyzes the operating performance of a consistent group of self-storage facilities representing 945 (54.9 million net rentable square feet) of the 1,378 self-storage facilities (herein referred to as "Same Store" self-storage facilities). The 945 facilities represent a pool of properties, which have been operated under the "Public Storage" name, at a stabilized level, by the Company since January 1, 1994. From time to time, the Company removes facilities from the "Same Store" pool as a result of expansions or other activities, which make such facilities' results not comparable to previous periods. The Same Store group of properties includes 863 consolidated facilities and 82 facilities owned by Unconsolidated Entities. The following table summarizes the pre-depreciation historical operating results of the Same Store self-storage facilities:

SAME STORE MINI-WAREHOUSE FACILITIES (945 FACILITIES)
-----------------------------------------------------
(historical property operations)

                                              Three months ended                            Nine months ended
                                                 September 30,                                September 30,
                                         ----------------------------                 ----------------------------
                                             2001            2000          Change         2001            2000         Change
                                         ------------    ------------   ------------  ------------    ------------  ------------
                                                                          (Amounts in thousands)
Rental income (a)...................     $   150,525     $  139,829        7.6%       $   436,376     $  405,896       7.5%
Cost of operations  (b).............          42,559         40,595        4.8%           123,179        121,211       1.6%
                                         ------------    ------------   ------------  ------------    ------------  ------------
Net operating income................     $   107,966     $   99,234        8.8%       $   313,197     $  284,685      10.0%
                                         ============    ============   ============  ============    ============  ============
Gross profit margin (c).............          71.7%          71.0%         0.7%            71.8%          70.1%        1.7%

Weighted Average:
----------------
  Occupancy  (d)...................           91.3%          93.0%        (1.7)%           90.5%          92.7%       (2.2)%
   Realized annual rent per sq. ft. (e)      $12.01         $10.94         9.8%           $11.71         $10.62       10.3%


     (a) Rental income includes late charges and administrative fees of $5.2 million and $5.1 million for the three months ended September 30, 2001 and 2000, respectively and $15.1 million and $14.9 million for the nine months ended September 30, 2001 and 2000, respectively. Rental income for the Same Store facilities is net of discounts offered to new tenants. Discounts totaled $0.3 million and $4.0 million, respectively, for the three and nine months ended September 30, 2001, respectively as compared to $3.1 million and $11.5 million for the same periods in 2000.

     (b) Cost of operations consists of the following:

                                              Three months ended                            Nine months ended
                                                 September 30,                                September 30,
                                         ---------------------------                  ---------------------------
                                              2001           2000          Change          2001           2000          Change
                                         ------------   ------------   ------------   ------------   ------------   ------------
                                                                          (Amounts in thousands)
Payroll expense                          $    11,503    $     11,491         0.1%     $     33,829   $    34,622        (2.3)%
Property taxes                                11,688          11,517         1.5%           35,002        34,444         1.6%
Repairs and maintenance                        2,900           4,257       (31.9)%           9,000        11,706       (23.1)%
Advertising                                    5,567           1,672       233.0%           10,988         5,837        88.2%
Telephone reservation center costs             2,061           2,486       (17.1)%           6,341         6,922        (8.4)%
Other                                          8,840           9,172        (3.6)%          28,019        27,680         1.2%
                                         ------------   ------------   ------------   ------------   ------------   ------------
                                         $    42,559    $     40,595         4.8%     $    123,179   $   121,211         1.6%
                                         ============   ============   ============   ============   ============   ============

     (c) Gross profit margin is computed by dividing property net operating income (before depreciation expense) by rental revenues.

     (d) Occupancies in the above table represent weighted average occupancy levels over the entire three and nine month periods. The average occupancy level at September 30, 2001 was 90.8% as compared to 92.5% at September 30, 2000, representing a decline of 1.7%.

     (e) Realized annual rent per square foot is computed by annualizing rental income including late charges and administrative fees divided by weighted average occupied square footage for the period.

         Net operating income increased 8.8% in the quarter ended September 30, 2001 as compared to the same period in 2000, with rental income increasing 7.6% and cost of operations increasing 4.8%.

         The increase in rental income is attributable to a 9.8% increase in realized rent per occupied square foot partially offset by a reduction in weighted average occupancy levels during the period. Higher realized rent per occupied square foot was achieved through more aggressive pricing of our self-storage space. Over the past several months, we have increased rents charged to new tenants and have significantly reduced the level of discounts offered to new tenants. In addition, in many markets, we have increased the level of rent charged to our existing tenant base.

         As expected, our more aggressive rental rates and reductions in the amount of promotional discounts offered have resulted in a reduction in weighted average occupancy levels for both the three and nine months periods. We experienced a decline of 1.7% and 2.2% in weighted average occupancy levels during the three and nine month periods, respectively.

         We believe that our ability to raise rents and thereby increase rental income was facilitated by 1) more aggressive marketing efforts, including an increase in television advertising expenditures of $4.0 million in the nine months ended September 30, 2001 as compared to the same period in 2000 as well as an increase in the intensity of our yellow page advertising, and 2) the continuing impact of our efforts over the last several years to improve the value of the Public Storage brand, most significantly through the completion of our program to enhance our visual icon and to modernize the appearance of our self-storage facilities.

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

                                                                                           For the nine months ended
                                                                                                 September 30,
                                                                                          ------------------------------
                                                                                              2001              2000
                                                                                          ------------      ------------
                                                                                             (Amounts in thousands)
Net income...........................................................................     $   240,012       $ 222,516
Less - Gain on sale of real estate...................................................          (1,568)              -
Depreciation and amortization (a)....................................................         123,646         109,509
Depreciation from Unconsolidated Entities............................................          17,727          15,522
Minority interest in income..........................................................          35,370          26,565
                                                                                          ------------      ------------
  Net cash provided by operating activities..........................................         415,187         374,112

Allocable to minority interests (Preferred OP Units)..................................        (24,830)        (16,354)
Allocable to minority interests (Common equity).......................................        (16,274)        (15,224)
                                                                                          ------------      ------------
Cash from operations allocable to the Company's shareholders.........................         374,083         342,534

Less: preferred stock dividends......................................................         (85,508)        (75,110)
Less: equity stock, Series A dividends...............................................         (14,080)         (7,590)
                                                                                          ------------      ------------
Cash from operations available to common shareholders................................         274,495         259,834

Capital improvements to maintain facilities:.........................................         (24,484)        (16,605)
Add back: minority interest share of capital improvements to maintain facilities.....             452             385
                                                                                          ------------      ------------
Cash available for principal payments on debt, common dividends and reinvestment.....         250,463         243,614

Cash distributions to common and Class B common shareholders (b).....................        (150,418)       (165,055)
                                                                                          ------------      ------------

Cash available for principal payments on debt and reinvestment.......................     $   100,045       $  78,559
                                                                                          ============      ============

     (a) Depreciation and amortization includes $4,268,000 and $3,612,000 with respect to non-real estate assets for the nine months ended September 30, 2001 and 2000, respectively.

     (b) Cash distributions to common shareholders for the nine months ended September 30, 2001 and 2000 include regular common distributions of $0.89 per share and $0.66 per share, respectively. The regular quarterly common dividend paid in September 2001 was $0.45 per share, an increase of $0.23 from the previous regular quarterly common dividend of $0.22 per share. In addition, for the three months ended September 30, 2001 and 2000, a special distribution was declared and paid in the amount of $0.35 per common share and $0.60 per common share, respectively.

         We expect to fund our growth strategies with cash on hand at September 30, 2001, internally generated retained cash flows, proceeds from issuing equity securities and borrowings under our $200 million credit facility.

         Our portfolio of real estate facilities remains substantially unencumbered. At September 30, 2001, we had mortgage debt outstanding of $24.6 million and had consolidated real estate facilities with a book value of $3.7 billion. We have not financed our acquisitions with debt and generally our borrowing has increased through the assumption of pre-existing debt on acquired real estate facilities.

         ISSUANCES OF EQUITY SECURITIES: We have completed the following issuances of equity during 2001:

     * During the nine months ended September 30, 2001, we raised aggregate net proceeds of $660,051,000 from issuances of our Cumulative Preferred Stock, as follows. In January 2001, we completed a public offering of 6,900,000 depositary shares ($25 stated value per depositary share) each representing 1/1,000 of a share of 8.6% Cumulative Preferred Stock, Series Q, raising net proceeds of approximately $166,966,000 and in September 2001, we completed a public offering of 20,400,000 depositary shares ($25 stated value per depositary share) each representing 1/1,000 of a share of 8.0% Cumulative Preferred Stock, Series R, raising net proceeds of approximately $493,085,000.

     * During the nine months ended September 30, 2001, we raised aggregate net proceeds of $72,130,000 from issuances of our Equity Stock, Series A, as follows. In April 2001, we completed a public offering of 2,210,500 depositary shares each representing 1/1,000 of a share of Equity Stock, Series A, raising net proceeds of approximately $51,836,000 and in May 2001, we completed a direct placement of 830,000 depositary shares each representing 1/1,000 of a share of Equity Stock, Series A, raising net proceeds of approximately $20,294,000.

     * In October 2001, we completed a public offering of 5,750,000 depositary shares ($25 stated value per depositary share) each representing 1/1,000 of a share of 7.875% Cumulative Preferred Stock, Series S, raising net proceeds of approximately $139,000,000.

         Approximately $521.3 million of the total $632.1 million in net proceeds from the issuance of Series R and S were used to fund redemptions of preferred stock and purchases of preferred operating partnership units noted below.

         Recent Redemptions of Preferred Stock and Purchases of Preferred Operating Partnership Units: During 2001, we have completed the following redemptions and purchases of preferred equity:

     *   In August 2001, we purchased,  at par,  $30,000,000  of 9.125% Series O
         Cumulative   Perpetual  Preferred  Redeemable  Units  of  an  operating partnership of the Company.

     * In September 2001, we redeemed all outstanding shares of our 8 7/8% Cumulative Preferred Stock, Series G held by the depositary and, as a result, the depositary redeemed all 6,900,000 depositary shares representing interests in its 8 7/8% Cumulative Preferred Stock, Series G at a redemption price of $25 per depositary share for a total of $172,500,000 plus accrued dividends.

     * In October 2001, we redeemed all outstanding shares of our 8.45% Cumulative Preferred Stock, Series H held by the depositary and, as a result, the depositary redeemed all 6,750,000 depositary shares representing interests in its 8.45% Cumulative Preferred Stock, Series H at a redemption price of $25 per depositary share for a total of $168,750,000 plus accrued dividends.

     *   In October 2001, we purchased,  at par,  $50,000,000  of 8.75% Series P
         Cumulative   Perpetual  Preferred  Redeemable  Units  of  an  operating partnership of the Company.

     * On November 13, 2001, we redeemed all outstanding shares of our 8 5/8% Cumulative Preferred Stock, Series I held by the depositary and, as a result, the depositary redeemed all 4,000,000 depositary shares representing interests in its 8 5/8% Cumulative Preferred Stock, Series I at a redemption price of $25 per depositary share for a total of $100,000,000 plus accrued dividends.

         DISTRIBUTION REQUIREMENTS: Our conservative distribution policy has been the principal reason for the Company's ability to retain significant operating cash flows which have been used to make additional investments and reduce debt.

         During the nine months ended September 30, 2001 and 2000, we paid cash dividends totaling $85,508,000 and $75,110,000, respectively, to the holders of our Senior Preferred Stock. The amounts paid in 2001 include $10,426,000 with respect to the Series Q preferred stock, which reflects a payment for a partial period from the date of issuance. We estimate the regular annual distribution requirements with respect to Senior Preferred Stock outstanding at September 30, 2001 to be approximately $140.4 million. With the issuance of Series S and the redemption of Series H and Series I during the fourth quarter of 2001, we estimate the total annual distribution requirement with respect to the Senior Preferred Stock to be approximately $128.9 million. The total distribution requirement with respect to Senior Preferred Stock for fiscal 2001 is estimated at $118.0 million.

         During the nine months ended September 30, 2001 and 2000, we paid cash dividends totaling $14,080,000 and $7,590,000, respectively, to the holders of Equity Stock, Series A. With respect to the Equity Stock, Series A outstanding at September 30, 2001, we estimate the total annual regular distribution to be approximately $21.3 million assuming that dividends of at least $0.49 per share per year are paid to the common shareholders. The total distribution with respect to Equity Stock, Series A for fiscal 2001 is estimated at $19.4 million.

         During the nine months ended September 30, 2001 and 2000, we paid dividends totaling $150,418,000 and $247,141,000, respectively, to the holders of our common stock and Class B common stock. Included in the amounts paid in 2000 is a special distribution declared in 1999 but paid in 2000 totaling approximately $82,086,000, consisting of $38,076,000 in cash and $44,010,000 in the issuance of depositary shares of Equity Stock, Series A. Distributions for the nine months ended September 30, 2001 and 2000, include regular common distributions of $0.89 per share ($0.22 per share for each of the quarters ended March 31, 2001 and June 30, 2001 and $0.45 per share for the quarter ended
September 30, 2001) and $0.66 per share ($0.22 per share per quarter), respectively. In addition, for the three months ended September 30, 2001 and 2000, a special distribution was declared in the amount of $0.35 per common share and $0.60 per common share, respectively. Based upon shares outstanding at September 30, 2001 and a regular quarterly distribution of $0.45 per share, we estimate a dividend with respect to our common and Class B Common shares of $54.1 million for the fourth quarter of 2001.

         During the nine months ended September 30, 2001 and 2000, we paid cash dividends totaling $24,830,000 and $16,354,000, respectively, to the holders of our preferred operating partnership units. The total annual distribution requirement with respect to the preferred operating partnership units outstanding at September 30, 2001 is estimated at $31.2 million. With the repurchase of preferred operating partnership units in October 2001 noted above, we estimate the total annual distribution requirement with respect to the preferred operating partnership units to be $26.9 million. The total distribution requirement with respect to the preferred operating partnership units for the period outstanding during fiscal 2001 is estimated at $31.7 million.

         CAPITAL IMPROVEMENT REQUIREMENTS: During 2001, we have budgeted approximately $26,800,000 for capital improvements. During the nine months ended September 30, 2001, we incurred capital improvements of approximately $24,484,000.

         DEBT SERVICE REQUIREMENTS: We do not believe we have any significant refinancing risks with respect to our notes payable, all of which is fixed rate. At September 30, 2001, we had total outstanding notes payable of $149,058,000. Approximate principal maturities of notes payable at September 30, 2001 are as follows:

                                   Unsecured
                                 Senior Notes    Mortgage debt       Total
                               ---------------   -------------    -------------
                                            (Amounts in thousands)

2001 (remainder of)..........      $   4,750      $       715      $    5,465
2002.........................         24,450            3,530          27,980
2003.........................         35,900            3,585          39,485
2004.........................         25,800           15,063          40,863
2005.........................         11,200              156          11,356
Thereafter...................         22,400            1,509          23,909
                               ---------------   -------------    -------------
                                   $ 124,500      $    24,558      $  149,058
                               ===============   =============    =============
Weighted average rate........           7.5%            10.2%            7.9%
                               ===============   =============    =============

         REPURCHASES OF THE COMPANY'S COMMON STOCK: As previously announced, our Board of Directors authorized the repurchase from time to time of up to 25,000,000 shares of our common stock on the open market or in privately negotiated  transactions.  In the nine  months  ended  September  30,  2001,  we repurchased a total of 10,568,593  shares for a total  aggregate  cost of $276.3 million. From the initial authorization through September 30, 2001, we repurchased a total of 21,469,020 shares of common stock at an aggregate cost of approximately $534.9 million.

         DEVELOPMENT OF SELF-STORAGE FACILITIES: At September 30, 2001, the Company and the Consolidated Development Joint Venture have a "pipeline" of 50 projects that are in construction or are expected to begin construction by December 2002, which includes new and expansion self-storage facilities and facilities that combine containerized storage and self-storage space in the same location. These 50 projects have total estimated costs of approximately $334.7 million, of which $142.8 million has been spent, with opening dates estimated through the fourth quarter of 2003. The development and fill-up of these storage facilities is subject to significant contingencies. We estimate that the amount remaining to be spent of approximately $191.9 million on these 50 projects in the pipeline will be incurred over the next 30 months.

         We have acquired the land for 32 of the projects in the pipeline, which have an aggregate estimated cost of $203.1 million and costs incurred through September 30, 2001 of approximately $138.0 million. The remaining 18 facilities represent identified sites as to which we have an agreement in place to acquire the land, generally within one year. However, there can be no assurance that we will complete the development of these facilities.

         With respect to the facilities that combine containerized storage and self-storage space in the same location, the identification of appropriate sites and the entitlement process of those sites have been substantially completed. The Company anticipates that the cost of development of self-storage facilities in 2002 and beyond will be approximately $125 million to $150 million per year.

         In addition to the projects in the pipeline, at September 30, 2001, we had approximately $32.4 million of land held for development.

         The following table sets forth our development pipeline and a range of estimated opening dates for these projects:

                                           Number      Total Estimated        Total Cost          Estimated time
                                             of            Cost of         Incurred through     Frames of Facility
                                         Facilities      Development      September 30, 2001         Openings
                                        -------------  ----------------   ------------------    -------------------
Development - land acquired at 9/30/01
Self-storage facilities...............         19         $   116,930         $   72,070          Q4'01 - Q1'03
Expansions of existing self-storage
    facilities........................          5              17,088              7,380          Q4'01 - Q3'03
Combination facilities................          8              69,100             58,520          Q4'01 - Q3'02
                                        -------------  ----------------   ------------------
     Total............................         32             203,118            137,970
                                        -------------  ----------------   ------------------

Potential  development  -  land  to  be
acquired after 9/30/01
Self-storage facilities - development
    starts estimated by 12/31/01......          5              34,566              1,688          Q2'02 - Q4'02
Self-storage   facilities  -  development
starts estimated after 12/31/01.......         13              97,001              3,128          Q4'02 - Q3'03
                                        -------------  ----------------   ------------------

     Total............................         18             131,567              4,816
                                        -------------  ----------------   ------------------
     Totals...........................         50         $   334,685         $  142,786
                                        =============  ================   ==================

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

         FUNDS FROM OPERATIONS: Total funds from operations or "FFO" increased to $369,815,000 for the nine months ended September 30, 2001 compared to $338,922,000 for the same period in 2000. FFO available to common shareholders (after deducting preferred stock dividends but before deducting Equity Stock A dividends) increased to $284,307,000 for the nine months ended September 30, 2001 compared to $263,812,000 for the same period in 2000. FFO means net income or (loss) (computed in accordance with generally accepted accounting principles) before: (i) gain or (loss) on early extinguishment of debt, (ii) minority interest in income and (iii) gain or (loss) on the disposition of real estate, adjusted as follows: (a) plus depreciation and amortization (including our pro-rata share of depreciation and amortization of unconsolidated equity interests and amortization of assets acquired in a merger, including property management agreements and goodwill), and (b) less FFO attributable to minority interest.

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

ITEM 3.  QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK
-------------------------------------------------------------------

         To limit our exposure to market risk, we principally finance our operations and growth with permanent equity capital, consisting of either common or preferred stock. At September 30, 2001, our debt as a percentage of total shareholders' equity (based on book values) was 3.7%.

         Our preferred stock is not redeemable by the holders. Except under certain conditions relating to our qualification as a REIT, we may not redeem the Senior Preferred Stock prior to the following dates: Series A - September 30, 2002, Series B - March 31, 2003, Series C - June 30, 1999, Series D - September 30, 2004, Series E - January 31, 2005, Series F - April 30, 2005, Series H - January 31, 2001, Series I - October 31, 2001, Series J - August 31, 2002, Series K - January 19, 2004, Series L - March 10, 2004, Series M - August 17, 2004, Series Q - January 19, 2006, Series R - September 28, 2006 and Series S - October 31, 2006. On or after the respective dates, each of the series of Senior Preferred Stock will be redeemable at our option, in whole or in part, at $25 per share (or depositary share in the case of the Series G through Series M and Series Q through Series S), plus accrued and unpaid dividends. The Series H Preferred Stock was redeemed on October 5, 2001. The Series I Preferred Stock was redeemed on November 13, 2001.

         Our market risk sensitive instruments include notes payable, which totaled $149.1 million at September 30, 2001. Substantially all of the Company's notes payable bear interest at fixed rates. See " " - Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources for approximate principal maturities of the notes payable as of September 30, 2001.

PART II.  OTHER INFORMATION

ITEM 5.  OTHER INFORMATION
--------------------------

         On November 1, 2001, the Company entered into a new $200 million revolving credit line with a group of banks with Wells Fargo acting as agent. This line of credit replaces the existing $150 million line of credit. The credit facility bears interest on borrowings at LIBOR plus .045%. The credit agreement is file herein as Exhibit 10.37. See Note 11 to the financial statements of the Company for the quarter ended September 30, 2001, for more information.

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

3.32 Amendment to Certificate of Determination for Equity Stock, Series A. Filed with Registrant's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2001 and incorporated herein by reference.

3.33 Certificate of Determination for 8.000% Cumulative Preferred Stock, Series R. Filed with Registrant's Form 8-A Registration Statement relating to the Depositary Shares Each Representing 1/1,000 of a Share of 8.000% Cumulative Preferred Stock, Series R and incorporated herein by reference.

3.34 Certificate of Determination for 7.875% Cumulative Preferred Stock, Series S. Filed with Registrant's Form 8-A Registration Statement relating to the Depositary Shares Each Representing 1/1,000 of a Share of 7.875% Cumulative Preferred Stock, Series S and incorporated herein by reference.

3.35 Bylaws, as amended. Filed with Registrant's Registration Statement No. 33-64971 and incorporated herein by reference.

3.36     Amendment  to Bylaws  adopted on May 9, 1996.  Filed with  Registrant's
         Registration   Statement  No.  333-03749  and  incorporated  herein  by
         reference.

3.37     Amendment to Bylaws adopted on June 26, 1997.  Filed with  Registrant's
         Registration   Statement  No.  333-41123  and  incorporated  herein  by
         reference.

3.38     Amendment to Bylaws adopted on January 6, 1998. Filed with Registrant's
         Registration   Statement  No.  333-41123  and  incorporated  herein  by
         reference.

3.39     Amendment  to  Bylaws   adopted  on  February  10,  1998.   Filed  with
         Registrant's Current Report on Form 8-K dated February 10, 1998 and incorporated herein by reference.

3.40 Amendment to Bylaws adopted on March 4, 1999. Filed with Registrant's Current Report on Form 8-K dated March 4, 1999 and incorporated herein by reference.

3.41     Amendment  to Bylaws  adopted on May 6, 1999.  Filed with  Registrant's
         Form  10-Q  for  the   quarterly   period  ended  March  31,  1999  and
         incorporated herein by reference.

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

10.35 Deposit Agreement dated as of September 28, 2001 among Registrant, Fleet National Bank and the holders of the depositary receipts evidencing the Depositary Shares Each Representing 1/1,000 of a Share of 8.000% Cumulative Preferred Stock, Series R. Filed with Registrant's Form 8-A Registration Statement relating to the Depositary Shares Each Representing 1/1,000 of a Share of 8.000% Cumulative Preferred Stock, Series R and incorporated herein by reference.

10.36 Deposit Agreement dated as of October 31, 2001 among Registrant, Fleet National Bank and the holders of the depositary receipts evidencing the Depositary Shares Each Representing 1/1,000 of a Share of 7.875% Cumulative Preferred Stock, Series S. Filed with Registrant's Form 8-A Registration Statement relating to the Depositary Shares Each Representing 1/1,000 of a Share of 7.875% Cumulative Preferred Stock, Series S and incorporated herein by reference.

10.37 Credit Agreement by and among Registrant, Wells Fargo Bank, National Association, as agent, and the financial institutions party thereto dated as of November 1, 2001. Filed herewith.

11       Statement Re: Computation of Earnings Per Share. Filed herewith.

12 Statement Re: Computation of Ratio of Earnings to Fixed Charges. Filed herewith.

(b)      Reports on Form 8-K:

         The Company filed a Current Report on form 8-K dated September 4, 2001 (filed September 5, 2001), pursuant to Item 5, in connection with the Company's public offering of depositary shares each representing 1/1000 of a share of 8.000% Cumulative Preferred Stock, Series R in September 2001.

--------------------
*        Compensatory benefit plan.
**       Management contract.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                        DATED: November 14, 2001

                        PUBLIC STORAGE, INC.


                        BY:   /s/ John Reyes
                              --------------
                              John Reyes
                              Senior Vice President and Chief Financial Officer (Principal financial officer and duly authorized officer)