Form 10-K
period 2001-12-31
PUBLIC STORAGE INC /CA
filed 2002-04-01
CIK 318380

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended December 31, 2001

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
10% Cumulative Preferred Stock, Series A, $.01 par value........................         New York Stock Exchange
9.20% Cumulative Preferred Stock, Series B, $.01 par value......................         New York Stock Exchange
Adjustable Rate Cumulative Preferred Stock, Series C, $.01 par value............         New York Stock Exchange
9.50% Cumulative Preferred Stock, Series D, $.01 par value......................         New York Stock Exchange
10% Cumulative Preferred Stock, Series E, $.01 par value........................         New York Stock Exchange
9.75% Cumulative Preferred Stock, Series F, $.01 par value......................         New York Stock Exchange
Depositary Shares Each Representing 1/1,000 of a Share of 8% Cumulative
     Preferred Stock, Series J, $.01 par value..................................         New York Stock Exchange
Depositary Shares Each Representing 1/1,000 of a Share of 8-1/4% Cumulative
     Preferred Stock, Series K, $.01 par value..................................         New York Stock Exchange
Depositary Shares Each Representing 1/1,000 of a Share of 8-1/4% Cumulative
     Preferred Stock, Series L, $.01 par value..................................         New York Stock Exchange
Depositary Shares Each Representing 1/1,000 of a Share of 8.75% Cumulative
     Preferred Stock, Series M, $.01 par value..................................         New York Stock Exchange
Depositary Shares Each Representing 1/1,000 of a Share of 8.600% Cumulative
     Preferred Stock, Series Q, $.01 par value..................................         New York Stock Exchange
Depositary Shares Each Representing 1/1,000 of a Share of 8.000% Cumulative
     Preferred Stock, Series R, $.01 par value..................................         New York Stock Exchange
Depositary Shares Each Representing 1/1,000 of a Share of 7.875% Cumulative
     Preferred Stock, Series S, $.01 par value..................................         New York Stock Exchange
Depositary Shares Each Representing 1/1,000 of a Share of 7.625% Cumulative
     Preferred Stock, Series T, $.01 par value..................................         New York Stock Exchange
Depositary Shares Each Representing 1/1,000 of a Share of 7.625% Cumulative
     Preferred Stock, Series U, $.01 par value..................................         New York Stock Exchange
Depositary Shares Each Representing 1/1,000 of a Share of Equity Stock,
     Series A, $.01 par value...................................................         New York Stock Exchange
Common Stock, $.10 par value....................................................         New York Stock Exchange,
     ...........................................................................             Pacific Exchange

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

                                [ X ] Yes [ ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to the Form 10-K. [ ]

The aggregate market value of the voting stock held by non - affiliates of the registrant as of March 14, 2002:

Common Stock, $0.10 Par Value - $2,821,619,000 (computed on the basis of $37.36 per share which was the reported closing sale price of the Company's Common Stock on the New York Stock Exchange on March 14, 2002).

Depositary Shares Each Representing 1/1,000 of a Share of Equity Stock, Series A, $.01 Par Value - $178,121,000 (computed on the basis of $27.25 per share which was the reported closing sale price of the Depositary Shares Each Representing 1/1,000 of a Share of Equity Stock, Series A on the New York Stock Exchange on March 14, 2002).

The number of shares outstanding of the registrant's classes of common stock as of March 14, 2002:

Common Stock, $.10 Par Value - 115,244,143 shares
-------------------------------------------------

Class B Common Stock, $.10 Par Value - 7,000,000 shares
-------------------------------------------------------

Depositary Shares Each Representing 1/1,000 of a Share of Equity Stock, Series
------------------------------------------------------------------------------
A, $.01 Par Value - 8,776,102 depositary shares (representing 8,776,102 shares
------------------------------------------------------------------------------
of Equity Stock, Series A)
--------------------------

Equity Stock, Series AA, $.01 Par Value - 225,000 shares
--------------------------------------------------------

Equity Stock, Series AAA, $.01 Par Value - 4,289,544 shares
-----------------------------------------------------------

                       DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the proxy statement to be filed in connection with the annual shareholders' meeting to be held in 2002 are incorporated by reference into Part III.

                                     PART I

ITEM 1.  Business

Forward Looking Statements
--------------------------

         When used within this document, the words "expects," "believes," "anticipates," "should," "estimates," and similar expressions are intended to identify "forward-looking statements" within the meaning of that term in Section 27A of the Securities Exchange Act of 1933, as amended, and in Section 21F of the Securities Exchange Act of 1934, as amended. Such forward-looking statements involve known and unknown risks, uncertainties, and other factors, which may cause the actual results and performance of the Company to be materially different from those expressed or implied in the forward looking statements. Such factors are described in Item 1A, "Risk Factors" and include the impact of competition from new and existing storage and commercial facilities, which could impact rents and occupancy levels at the Company's facilities; the Company's ability to evaluate, finance and integrate acquired and developed properties into the Company's existing operations; the Company's ability to effectively compete in the markets that it does business in; the impact of the regulatory environment as well as national, state, and local laws and regulations including, without limitation, those governing Real Estate Investment Trusts; the acceptance by consumers of the containerized storage concept; the impact of general economic conditions upon rental rates and occupancy levels at the Company's facilities; and the availability of permanent capital at attractive rates.

General
-------

         Public Storage, Inc. (the "Company") is an equity real estate investment trust ("REIT") organized as a corporation under the laws of California on July 10, 1980. We are a fully integrated, self-administered and self-managed real estate investment trust ("REIT") that acquires, develops, owns and operates storage facilities. We are the largest owner and operator of storage space in the United States with direct and indirect equity investments in 1,384 storage facilities containing approximately 83.7 million square feet of net rentable space at December 31, 2001. Our common stock is traded on the New York Stock Exchange under the symbol "PSA". We also have a significant ownership in PS Business Parks, Inc., which, as of December 31, 2001, owned and operated commercial properties containing approximately 14.8 million net rentable square feet of space. PS Business Parks, Inc. is a public REIT whose common stock trades on the American Stock Exchange under the symbol "PSB."

         We have elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended. To the extent that the Company continues to qualify as a REIT, it will not be subject to tax, with certain limited exceptions, on the taxable income that is distributed to our shareholders.

Management
----------

         Our senior management team is headed by B. Wayne Hughes (68), who is Chairman and Chief Executive Officer. Mr. Hughes established the Public Storage Organization in 1972 and has managed the Company through several market cycles. Our executive management includes: Harvey Lenkin (65), President; John Reyes
(41), Senior Vice President and Chief Financial Officer; Carl B. Phelps (63), Senior Vice President and General Counsel; and Marvin M. Lotz (59), Senior Vice President - Operations.

         Our senior management has a significant ownership position in the Company with executive officers, directors and their families owning approximately 39.7 million shares or 34.5% of the common stock as of March 14, 2002.

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

Competition
-----------

         Competition in the market areas in which we operate is significant and affects the occupancy levels, rental rates and operating expenses of certain of our facilities. Recent openings of newly developed storage facilities have intensified the competition among storage operators in many market areas in which we operate. Over the past year, however, we believe that the development of new storage facilities in many of the markets in which we operate has decreased.

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

Business Attributes
-------------------

         We believe that the Company possesses several primary business attributes which permit us to compete effectively:

         Comprehensive distribution system and national telephone reservation system: Our facilities are part of a comprehensive distribution system encompassing standardized procedures, integrated reporting and information networks and centralized marketing. This distribution system is designed to maximize revenue through pricing and occupancy.

         A significant component of our distribution system is our national telephone reservation center, which was implemented in 1996 and 1997 in order to provide added customer service and maximize utilization of available self - storage space. Customers calling either the toll-free telephone referral system,
(800) 44-STORE, or a storage facility, are directed to the national reservation system. A representative discusses with the customer space requirements, price and location preferences and also informs the customer of other products and services provided by the Company and its subsidiaries. We believe that the national telephone reservation system has enhanced our ability to effectively market storage space.

         Containerized storage option: Historically, we offered storage spaces for rent through our traditional self-storage facilities whereby customers would transport their goods to the facility and rent a space to store their goods. In late 1996, we organized Public Storage Pickup and Delivery, Inc. as a separate corporation and a related partnership (the corporation and partnership are collectively referred to as "PSPUD") to operate storage facilities that rent portable storage containers to customers for storage in central facilities.

         The concept of PSPUD is to provide an alternative to a traditional self-storage facility. PSPUD delivers a storage container(s) to the customer's location where the customer, at his convenience, packs his goods into the storage container. PSPUD will subsequently return to the customer's location to retrieve the storage container(s) for storage in a central facility. At December 31, 2001, PSPUD had 55 facilities in operation.

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

         Tenant insurance program: On December 31, 2001, the Company purchased all of the capital stock of PS Insurance Company, Ltd., from Mr. Hughes and members of his family. This insurance company reinsures policies against losses to goods stored by tenants in the Company's storage facilities. This subsidiary receives the premiums and bears the risks associated with the re-insurance. The Company believes that this insurance operation will continue to further supplement and strengthen the existing self-storage business and provide an additional source of earnings for the Company. Prior to December 31, 2001, PS Insurance Company, Ltd., was owned by Mr. Hughes and members of his family.

         Economies of scale: We are the largest provider of storage space in the industry. As of December 31, 2001, we operated 1,384 storage facilities in which we had an interest and managed 30 storage facilities for third parties in 37 states. At December 31, 2001, we had over 659,000 spaces rented. The size and scope of the operations have enabled us to achieve a high level of profit margins and low level of administrative costs relative to revenues.

         Brand name recognition: Our operations are conducted under the "Public Storage" brand name, which we believe is the most recognized and established name in the storage industry. Our storage operations are conducted in 37 states, giving us national recognition and prominence. We focus our operations within those states in the major metropolitan markets. This concentration establishes us as one of the largest providers of storage space in each market that we operate in and enables us to use a variety of promotional activities, such as television advertising as well as targeted discounting and referrals which are generally not economically viable for most of our competitors.

Growth Strategies
-----------------

         Our growth strategies consist of: (i) improving the operating performance of our stabilized existing traditional self-storage properties, (ii) acquiring additional interests in entities that own properties operated by the Company, (iii) acquiring interests in properties that are owned or operated by others, (iv) developing properties in selected markets, (v) improving the operating performance of the containerized storage operations, and (vi) participating in the growth of PS Business Parks, Inc. These strategies are described as follows:

         Improve the operating performance of existing properties: We seek to increase the net cash flow generated by our existing stabilized traditional self-storage properties by a) regularly evaluating our call volume, reservation activity, and move-in/move-out rates for each of our markets relative to our marketing activities, b) evaluating market supply and demand factors and based upon these analyses adjusting our marketing activities and rental rates, c) attempting to maximize revenues through evaluating the appropriate balance between occupancy and rental rates, and d) controlling expense levels. We believe that our property management personnel and systems combined with the national telephone reservation system will continue to enhance our ability to meet these goals.

         Acquire properties operated and partially owned by the Company: In addition to our wholly owned storage facilities, we operate storage facilities on behalf of other entities in which we have partial equity interests. From time to time, interests in these storage facilities are available for purchase, providing us with a source of additional acquisition opportunities. We believe these properties include some of the better-located and better-constructed storage facilities in the industry. Because we manage these properties, we have reliable operating information prior to acquisition and these properties are easily integrated into our portfolio. The amount of such potential acquisition opportunities has decreased over the last several years as we have continued to acquire such interests. Such potential remaining acquisition opportunities include the remaining equity interests that we do not own in the entities described as "Other Equity Investments" in Note 5 to the Company's financial statements, as well as the "Other Partnership Interests" in Note 8 to the Company's financial statements for the year ended December 31, 2001.

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

         With the exception of the March 1999 merger with Storage Trust, our investments in additional facilities have primarily been through development, rather than acquisitions of real estate facilities. We believe the development of real estate facilities described below is more attractive under current market conditions.

         Develop properties in selected markets: Since 1995, the Company and its joint venture partnerships (described below) have opened a total of 104 facilities, including 19 facilities in 1998, 24 facilities in 1999, 27 facilities in 2000 and 23 facilities in 2001. As of December 31, 2001, the Company and the second joint venture partnership have a development "pipeline" of 46 self-storage facilities, combination facilities (described below), and expansions to existing storage facilities with an aggregate estimated cost of approximately $298.4 million. Development of these facilities is subject to significant contingencies such as obtaining appropriate governmental agency approvals. The Company continues to seek attractive sites for development of additional storage facilities.

         In April 1997, we formed a joint venture partnership with an institutional investor to participate in the development of approximately $220 million of storage facilities. At December 31, 2000, the joint venture had completed construction of 47 storage facilities with a total cost of approximately $232 million and was fully committed. The joint venture was funded solely with equity capital consisting of 30% from the Company and 70% from the institutional investor. We acquired our joint venture partner's interest in this entity in January, 2002.

         In November 1999, we formed a second joint venture partnership with a joint venture partner whose partners include an institutional investor and Mr. Hughes, to develop approximately $100 million of storage facilities. At December 31, 2001, the joint venture had completed construction on 20 storage facilities with a total cost of approximately $96.0 million, and had two facilities under construction with an aggregate cost incurred of approximately $11.0 million and total additional estimated cost to complete of approximately $0.7 million. The joint venture is funded solely with equity capital consisting of 51% from the Company and 49% from the joint venture partner. The term of the joint venture is 15 years. After six years the joint venture partner has the right to cause the Company to purchase the joint venture partner's interest for an amount necessary to provide it with a maximum return of 10.75% per year or less in certain circumstances. The joint venture partner provides Mr. Hughes with a fixed yield of approximately 8.0% per annum.

         Improve the operating performance of containerized storage operations:
PSPUD operates the containerized storage operations. At December 31, 2001, PSPUD operated 55 facilities. 18 of the facilities are leased from third parties, while 37 of the facilities are owned by the Company or PSPUD. Substantially all of these 37 owned facilities are facilities that combine containerized storage and traditional miniwarehouse space in the same location ("Combination Facilities"). We believe that Combination Facilities may offer efficiencies and a more effective method to meet customers' needs than a stand-alone containerized storage facility; such Combination Facilities have primarily replaced facilities which were previously leased from third parties. At December 31, 2001, the Company and PSPUD were developing three more Combination Facilities which are anticipated to replace three leased facilities in 2002. The Company currently has no plans to replace the leased facilities that will remain after completion of the three remaining planned Combination Facilities.

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

         Participate in the growth of PS Business Parks, Inc.: On January 2, 1997, we reorganized our commercial property operations into a separate private REIT. The private REIT contributed its assets to a newly created operating partnership (the "Operating Partnership") in exchange for a general partnership interest and limited partnership interests. During 1997, the Company and certain partnerships in which the Company has a controlling interest contributed substantially all of their commercial properties to the Operating Partnership in exchange for limited partnership interests or to the private REIT in exchange for common stock. On March 17, 1998, the private REIT merged into Public Storage Properties XI, Inc., a publicly traded REIT and an affiliate of the Company and the name of the surviving corporation was changed to PS Business Parks, Inc. (the REIT and the related Operating Partnership are hereinafter referred to collectively as "PSB").

         The Company and certain partnerships that the Company controls have a 44% common equity interest in PSB as of December 31, 2001, comprised of its ownership of 5,418,273 shares of common stock and 7,305,355 limited partnership units in the Operating Partnership. The limited partnership units are convertible at our option, subject to certain conditions, on a one-for-one basis into PSB common stock.

         At December 31, 2001, PSB owned and operated 14.8 million net rentable square feet of commercial space located in nine states. PSB also manages the commercial space owned by the Company and affiliated entities.

         In addition to its investment in PSB, the Company and the Consolidated Entities have direct interests in five commercial facilities with an aggregate of 385,000 net rentable square feet. In addition, certain of the Company's self-storage facilities rent commercial space at the same location.

Financing of the Company's Growth Strategies
--------------------------------------------

          Permanent Capital: We have funded and expect to continue to fund our growth strategies primarily through the use of permanent capital. Permanent capital has generally consisted of retained operating cash flows and the issuance of common equity including the Company's common stock and Equity Stock, Series A, as well as preferred equity securities.

          Unsecured credit facility: We currently have a $200 million unsecured credit facility with a bank group led by Wells Fargo Bank, which we use as a temporary source of acquisition financing. We seek to ultimately finance all acquisitions with permanent capital to eliminate refinancing and interest rate risk. No borrowings were outstanding under the credit facility at March 25, 2002.

          Development Joint Venture Financing: The Company has entered into two separate development joint venture partnerships since 1997 in order to provide development financing. As of December 31, 2001, these joint ventures have substantially completed their development activities.

          See "Management's Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources."

Investments in Real Estate Facilities
-------------------------------------

          We have invested directly and indirectly in storage facilities, and to a lesser extent in existing commercial properties, containing commercial and industrial rental space. These investments have been made, principally, through the acquisition of wholly-owned properties or the acquisition of ownership interests in entities owning storage facilities and/or commercial properties. The following table outlines our ownership interest in storage facilities at December 31, 2001:

                                                                    Net Rentable Square
                                                    Number of       Footage of Storage
                                                     Storage              Facilities
                                                    Facilities         (in thousands)
                                                    ----------      -------------------
Consolidated facilities:
   Wholly-owned by the company.............              721                44,927
   Owned by Controlled Entities............              549                31,992
                                                    ----------      -------------------
                                                       1,270                76,919
                                                    ----------      -------------------
Facilities owned by Unconsolidated Entities:
   Institutional partnership...............               13                   855
   Development Joint Venture...............               47                 2,879
   Other...................................               54                 2,998
                                                    ----------      -------------------
                                                         114                 6,732
                                                    ----------      -------------------
 Total  facilities  in which the  Company has
   an ownership interest...................            1,384                83,651
                                                    ==========      ===================

         In addition to the Company's interest in storage facilities noted above, the Company and the Consolidated Entities own five commercial facilities with an aggregate of 385,000 net rentable square feet. The Company and the entities it controls also have a 44% common interest in PSB, which at December 31, 2001 owned and operated 14.8 million net rentable square feet of commercial space.

Facilities Owned by Controlled Entities
---------------------------------------

         In addition to our direct ownership of 721 storage facilities, at December 31, 2001, we had controlling ownership interests in 33 partnerships owning in aggregate 549 storage facilities. Because of our controlling interest in each of these partnerships, we consolidate the assets, liabilities, and results of operations of these partnerships on the Company's financial statements.

Facilities Owned by Unconsolidated Entities
-------------------------------------------

         At December 31, 2001, we had ownership interests in PSB and 11 limited partnerships (collectively the "Unconsolidated Entities"). Our ownership interest in these entities is less than 50%. Due to the Company's limited ownership interest and limited control of these entities, we do not consolidate the accounts of these entities for financial reporting purposes and account for such investments using the equity method. PSB, which files financial statements with the Securities and Exchange Commission, has debt and other obligations that are not included on the Company's financial statements. The 11 limited partnerships do not have any significant amounts of debt or other obligations. See Note 5 to the Company's financial statements for the year ended December 31, 2001 for further disclosure regarding the assets and liabilities of the Unconsolidated Entities.

Prohibited Investments and Activities
-------------------------------------

         The Company's Bylaws prohibit the Company from purchasing properties in which the Company's officers or directors have an interest, or from selling properties to such persons, unless the transactions are approved by a majority of the independent directors and are fair to the Company based on an independent appraisal. This Bylaw provision may be changed with shareholder approval. See "Limitations on Debt" below for other restrictions in the Bylaws.

Borrowings
----------

         In November 2001, we entered into a new agreement for a $200 million revolving line of credit (the "Credit Agreement") to replace our $150 million line of credit which was due to expire on July 1, 2002. The Credit Agreement has a maturity date of October 31, 2004 and bears an annual interest rate ranging from the London Interbank Offered Rate ("LIBOR") plus 0.45% to LIBOR plus 1.50% depending on our credit ratings (currently 0.45%). In addition, we are required to pay a quarterly commitment fee ranging from 0.20% per annum to 0.30% per annum depending on our credit ratings (currently the fee is 0.20% per annum). At December 31, 2001, we had borrowings of $25 million on our line of credit, at an interest rate of 2.45% per year. At March 25, 2002, there were no borrowings on our line of credit.

         The Credit Agreement includes various covenants, the more significant of which requires us to (i) maintain a balance sheet leverage ratio of less than
0.50 to 1.00, (ii) maintain certain quarterly interest and fixed-charge coverage ratios (as defined) of not less than 2.50 to 1.0 and 1.75 to 1.0, respectively, and (iii) maintain a minimum total shareholders' equity (as defined). In addition, we are limited in our ability to incur additional borrowings (we are required to maintain unencumbered assets with an aggregate book value equal to or greater than two times our unsecured recourse debt). We were in compliance with all the covenants of the Credit Agreement at December 31, 2001.

         As of December 31, 2001, we had notes payable of approximately $143.6 million and borrowings on our line of credit of $25,000,000. See Notes 6 and 7 to the consolidated financial statements for a summary of the Company's borrowings at December 31, 2001.

         Subject to a limitation on unsecured borrowings in the Company's Bylaws (described below), we have broad powers to borrow in furtherance of the Company's objectives. We have incurred in the past, and may incur in the future, both short-term and long-term indebtedness to increase our funds available for investment in real estate, capital expenditures and distributions.

Limitations on Debt
-------------------

         The Bylaws provide that the Board of Directors shall not authorize or permit the incurrence of any obligation by the Company which would cause our "Asset Coverage" of our unsecured indebtedness to become less than 300%. Asset Coverage is defined in the Bylaws as the ratio (expressed as a percentage) by which the value of the total assets (as defined in the Bylaws) of the Company less the Company's liabilities (except liabilities for unsecured borrowings) bears to the aggregate amount of all unsecured borrowings of the Company. This Bylaw provision may be changed only upon a shareholder vote.

         The Company's Bylaws prohibit us from issuing debt securities in a public offering unless the Company's "cash flow" (which for this purpose means net income, exclusive of extraordinary items, plus depreciation) for the most recent 12 months for which financial statements are available, adjusted to give effect to the anticipated use of the proceeds from the proposed sale of debt securities, would be sufficient to pay the interest on such securities. This Bylaw provision may be changed only upon a shareholder vote.

         Without the consent of holders of the various series of Senior Preferred Stock, we may not take any action that would result in a ratio of "Debt" to "Assets" (the "Debt Ratio") in excess of 50%. As of December 31, 2001, the Debt Ratio was approximately 3.1%. "Debt" means the liabilities (other than "accrued and other liabilities" and "minority interest") that should, in accordance with generally accepted accounting principles, be reflected on the Company's consolidated balance sheet at the time of determination. "Assets" means the Company's total assets before a reduction for accumulated depreciation and amortization that should, in accordance with generally accepted accounting principles, be reflected on the consolidated balance sheet at the time of determination.

         Our bank and senior unsecured debt agreements contain various financial covenants, including limitations on the level of indebtedness of 30% of total capitalization (as defined) and the prohibition of the payment of dividends upon the occurrence of an event of default (as defined).

Employees
---------

         There are approximately 4,400 persons who render services on behalf of the Company, primarily personnel engaged in property operation, substantially all of whom are employed by a clearing company that provides certain administrative and cost-sharing services to the Company and other owners of properties operated by the Company.

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

         On December 17, 1999, the Work Incentives Improvement Act of 1999 (the "Act"), which included certain provisions affecting REITs, was enacted. The REIT provisions of the Act generally are effective for taxable years beginning after December 31, 2000. The Act was intended to ease the restrictions on a REIT's ability to own the stock of taxable companies. The Act allows REITs to own up to 100% of the stock of companies that have made a joint election with the REIT to be treated as "taxable REIT subsidiaries" ("TRS"). A TRS will be subject to federal income tax on income as a regular corporation. Under prior law, a REIT generally could not own more than 10% voting securities of other issuers. Under the Act, the prior law 10% voting securities test was expanded so that REITs also are prohibited from owing more than 10% of the value of outstanding securities of any one corporate issuer, except for companies that elect to be treated as TRSs or companies that qualify for certain grandfather provisions in the Act.

         An important effect of the Act is that TRSs are permitted to offer noncustomary services to the tenants of the REIT (such services could be provided under prior law only by "independent contractors" from which the REIT could not earn any income). TRSs also are able to engage in other income producing activities that typically had been undertaken by REITs only through entities in which a REIT could have a substantial economic interest, but was limited to a 10% or less voting interest. The Act includes certain limitations that prevent income shifting between a REIT and its TRS, in a effort to ensure that TRSs in fact are taxable on the income that they earn. In addition, under prior law, a REIT could not own securities of any single issuer with a value in excess of 5% of the value of all the assets of the REIT. The Act also relaxed this limitation, so that a REIT may own a TRS (or TRSs), so long as (1) the aggregate value of the TRSs, when combined with all other non-REIT assets, does not exceed 25% of the value of all assets of the REIT. The Company and certain affiliates have jointly made the TRS election.

Insurance
---------

         We believe that our properties are adequately insured. Our facilities have historically carried comprehensive insurance, including fire, earthquake, liability and extended coverage from nationally recognized carriers.

ITEM 1A. Risk Factors

         In addition to the other information in our Form 10-K, you should consider the following factors in evaluating the Company:

THE HUGHES FAMILY COULD CONTROL US.

         At March 14, 2002, the Hughes family owned approximately 34.1% of our outstanding shares of common stock (approximately 37.9% upon conversion of our class B common stock). Consequently, the Hughes family could control matters submitted to a vote of our shareholders, including electing directors, amending our organizational documents, dissolving and approving other extraordinary transactions, such as a takeover attempt.

PROVISIONS IN OUR ORGANIZATIONAL DOCUMENTS MAY PREVENT CHANGES IN CONTROL.

         Restrictions in our organizational documents may further limit changes in control. Unless our board of directors waives these limitations, no shareholder may own more than (1) 2.0% of our outstanding shares of our common stock or (2) 9.9% of the outstanding shares of each class or series of our preferred or equity stock. Our organizational documents in effect provide, however, that the Hughes family may continue to own the shares of our common stock held by them at the time of a 1995 reorganization. These limitations are designed, to the extent possible, to avoid a concentration of ownership that might jeopardize our ability to qualify as a real estate investment trust or REIT. These limitations, however, also make a change of control significantly more difficult (if not impossible) even if it would be favorable to the interests of our public shareholders. These provisions will prevent future takeover attempts not approved by our board of directors even if a majority of our public shareholders deem it to be in their best interests because they would receive a premium for their shares over the shares' then market value or for other reasons.

WE WOULD INCUR ADVERSE TAX CONSEQUENCES IF WE FAIL TO QUALIFY AS A REIT.

         You will be subject to the risk that we may not qualify as a REIT. As a REIT, we must distribute at least 90% of our REIT taxable income to our shareholders, which include not only holders of our common stock and equity stock but also holders of our preferred stock. Failure to pay full dividends on the preferred stock would prevent us from paying dividends on our common stock and could jeopardize our qualification as a REIT.

         For any taxable year that we fail to qualify as a REIT and the relief provisions do not apply, we would be taxed at the regular corporate rates on all of our taxable income, whether or not we make any distributions to our shareholders. Those taxes would reduce the amount of cash available for distribution to our shareholders or for reinvestment. As a result, our failure to qualify as a REIT during any taxable year could have a material adverse effect upon us and our shareholders. Furthermore, unless certain relief provisions apply, we would not be eligible to elect REIT status again until the fifth taxable year that begins after the first year for which we fail to qualify.

WE MAY PAY SOME TAXES.

         Even if we qualify as a REIT for federal income tax purposes, we are required to pay some federal, state and local taxes on our income and property. Several corporate subsidiaries of Public Storage have elected to be treated as "taxable REIT subsidiaries" of Public Storage for federal income tax purposes since January 1, 2001. A taxable REIT subsidiary is a fully taxable corporation and is limited in its ability to deduct interest payments made to us. In addition, we will be subject to a 100% penalty tax on some payments that we receive if the economic arrangements among our tenants, our taxable REIT subsidiaries and us are not comparable to similar arrangements among unrelated parties. To the extent that Public Storage or any taxable REIT subsidiary is required to pay federal, state or local taxes, we will have less cash available for distribution to shareholders.

WE WOULD INCUR A CORPORATE LEVEL TAX IF WE SELL CERTAIN ASSETS.

         We will generally be subject to a corporate level tax on any net built-in gain if before November 2005 we sell any of the assets we acquired in a November 1995 reorganization.

WE AND OUR SHAREHOLDERS ARE SUBJECT TO FINANCING RISKS.

         Debt increases the risk of loss. In making real estate investments, we may borrow money, which increases the risk of loss. At December 31, 2001, our debt of $168.6 million was approximately 3.6% of our total assets.

CERTAIN SECURITIES HAVE A LIQUIDATION PREFERENCE OVER OUR COMMON STOCK AND EQUITY STOCK, SERIES A.

         If we liquidated, holders of our preferred securities would be entitled to receive liquidating distributions, plus any accrued and unpaid distributions, before any distribution of assets to the holders of our common stock and Equity Stock, Series A. Holders of preferred securities are entitled to receive, when declared by our board of directors, cash distributions in preference to holders of our common stock and Equity Stock, Series A.

SINCE OUR BUSINESS CONSISTS PRIMARILY OF ACQUIRING AND OPERATING REAL ESTATE, WE ARE SUBJECT TO REAL ESTATE OPERATING RISKS.

         The value of our investments may be reduced by general risks of real estate ownership. Since we derive substantially all of our income from real estate operations, we are subject to the general risks of owning real estate-related assets, including:

         o    lack of demand for rental spaces or units in a locale;

         o    changes in general economic or local conditions;

         o changes in supply of or demand for similar or competing facilities in an area;

         o    the impact of environmental protection laws;

         o changes in interest rates and availability of permanent mortgage funds which may render the sale or financing of a property difficult or unattractive; and

         o    changes in tax, real estate and zoning laws.

         There is significant competition among self-storage facilities. Most of our properties are self-storage facilities, which generated 92% of our rental revenue during 2001. Competition in the market areas in which many of our properties are located is significant and has affected the occupancy levels, rental rates and operating expenses of some of our properties. Any increase in availability of funds for investment in real estate may accelerate competition. Further development of self-storage facilities may intensify competition among operators of self-storage facilities in the market areas in which we operate.

         We may incur significant environmental costs and liabilities. As an owner and operator of real properties, under various federal, state and local environmental laws, we are required to clean up spills or other releases of hazardous or toxic substances on or from our properties. Certain environmental laws impose liability whether or not the owner knew of, or was responsible for, the presence of the hazardous or toxic substances. In some cases, liability may not be limited to the value of the property. The presence of these substances, or the failure to properly remediate any resulting contamination, also may adversely affect the owner's or operator's ability to sell, lease or operate its property or to borrow using its property as collateral.

         We have conducted preliminary environmental assessments of most of our properties (and intend to conduct these assessments in connection with property acquisitions) to evaluate the environmental condition of, and potential environmental liabilities associated with, our properties. These assessments generally consist of an investigation of environmental conditions at the property (not including soil or groundwater sampling or analysis), as well as a review of available information regarding the site and publicly available data regarding conditions at other sites in the vicinity. In connection with these property assessments, our operations and recent property acquisitions, we have become aware that prior operations or activities at some facilities or from nearby locations have or may have resulted in contamination to the soil or groundwater at these facilities. In this regard, some of our facilities are or may be the subject of federal or state environment investigations or remedial actions. We have obtained, with respect to recent acquisitions and intend to obtain with respect to pending or future acquisitions, appropriate purchase price adjustments or indemnifications that we believe are sufficient to cover any related potential liability. Although we cannot provide any assurance, based on the preliminary environmental assessments, we believe we have funds available to cover any liability from environmental contamination or potential contamination and we are not aware of any environmental contamination of our facilities material to our overall business, financial condition or results of operation.

WE HAVE NO INTEREST IN CANADIAN SELF-STORAGE FACILITIES OWNED BY THE HUGHES FAMILY.

         The Hughes family owns and operates self-storage facilities in Canada. We have a right of first refusal to acquire the stock or assets of the corporation engaged in these operations if the Hughes family or the corporation agree to sell them. However, we have no interest in the operations of that corporation and no right to acquire that stock or assets unless the Hughes family decides to sell.

OUR PORTABLE SELF-STORAGE BUSINESS HAS INCURRED OPERATING LOSSES.

         Public Storage Pickup & Delivery was organized in 1996 to operate a portable self-storage business. We own all of the economic interest of Pickup & Delivery. Since Pickup & Delivery will operate profitably only if it can succeed in the relatively new field of portable self-storage, we cannot provide any assurance as to its profitability. Pickup & Delivery incurred operating losses of $7,396,000 in 1999, $5,135,000 in 2000 and $2,218,000 in 2001.

ITEM 2.  Properties

         At December 31, 2001, we had direct and indirect ownership interests in 1,384 storage facilities located in 37 states:

                                              At December 31, 2001
                                   ------------------------------------------
                                   Number of Storage      Net Rentable Square
                                     Facilities (a)       Feet (in Thousands)
                                   -----------------      -------------------
California:
     Northern                              139                     7,790
     Southern                              162                    10,480
Texas                                      163                    11,005
Florida                                    141                     8,459
Illinois                                    94                     5,816
Georgia                                     62                     3,626
Colorado                                    51                     3,199
New Jersey                                  40                     2,369
Washington                                  39                     2,533
Maryland                                    38                     2,146
Missouri                                    37                     2,128
Virginia                                    37                     2,247
New York                                    36                     2,127
Ohio                                        31                     1,925
Oregon                                      25                     1,171
Tennessee                                   25                     1,494
North Carolina                              24                     1,266
South Carolina                              24                     1,082
Kansas                                      22                     1,316
Nevada                                      22                     1,409
Alabama                                     22                       895
Other states (17 states)                   150                     9,168
                                   -----------------      -------------------
     Totals                              1,384                    83,651
                                   =================      ===================

(a) Includes 1,270 facilities owned by the Company and entities controlled by the Company. The remaining 114 facilities are owned by entities in which the Company has an interest; however, the Company does not have a controlling interest in such entities. See Schedule III: Real Estate and Accumulated Depreciation in the Company's 2001 financials, for a complete list of properties consolidated by the Company.

         Our facilities are generally operated to maximize cash flow through the regular review and, when warranted by market conditions, adjustment of scheduled rents. For the year ended December 31, 2001, the weighted average occupancy level and the weighted average annual realized rent per rentable square foot for our storage facilities were approximately 86.4% and $11.59, respectively. Included in the 1,384 storage facilities are 93 developed facilities opened since January 1, 1998, substantially all of which were in the fill-up stage in the year ended December 31, 2001. None of our facilities involves 1% or more of the Company's total assets, gross revenues or net income.

         Storage facilities: Storage facilities, which comprise the majority of our investments (approximately 92% based on rental revenue), are designed to offer accessible storage space for personal and business use at a relatively low cost. A user rents a fully enclosed space which is for the user's exclusive use and to which only the user has access on an unrestricted basis during business hours. On-site operation is the responsibility of resident managers who are supervised by district managers. Some storage facilities also include rentable uncovered parking areas for vehicle storage, as well as space for portable storage containers. Leases for storage facilities space may be on a long-term or short-term basis, although typically spaces are rented on a month-to-month basis. Rental rates vary according to the location of the property and the size of the storage space. All of our storage facilities are operated under the "Public Storage" name.

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

         Since our investments are primarily storage facilities, our ability to preserve our investments and achieve our objectives is dependent in large part upon success in this field. Historically, upon stabilization after an initial fill-up period, our storage facility interests have generally shown a high degree of consistency in generating cash flows, despite changing economic conditions. We believe that our storage facilities, upon stabilization, have attractive characteristics consisting of high profit margins, a broad tenant base and low levels of capital expenditures to maintain their condition and appearance.

         Commercial Properties: In addition to our interest in 1,384 storage facilities, we have an interest in PSB, which, as of December 31, 2001, owns and operates 14.8 million net rentable square feet. We also own, either directly or through entities we control, an interest in five commercial properties with 385,000 net rentable square feet. We may invest in all types of real estate. Most of our non-storage facilities investments are interests in business parks and low-rise office buildings, primarily through our investment in PSB. A commercial property may include both industrial and office space. Industrial space may be used for, among other things, light manufacturing and assembly, storage and warehousing, distribution and research and development activities. We believe that most of the office space is occupied by tenants who are also renting industrial space. The remaining office space is used for general office purposes. A commercial property may also include facilities for commercial uses such as banks, travel agencies, restaurants, office supply shops, professionals or other tenants providing services to the public. The amount of retail space in a commercial property is not expected to be significant.

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

ITEM 3.  Legal Proceedings

         Salaam, et. al. V. Public Storage, Inc. (filed February 2000)
         -------------------------------------------------------------

         The plaintiffs in this case are suing the Company on behalf of a purported class of California resident property managers who claim that they were not compensated for all the hours they worked. The named plaintiffs have indicated that their claims total less than $20,000 in aggregate. This maximum potential liability can only be increased if a class is certified or if claims are permitted to be brought on behalf of the others under the California Unfair Business Practices Act.

         The Company is continuing to vigorously contest the claims in this case and intends to resist any expansion beyond the named plaintiffs on the grounds of lack of commonality of claims. The Company does not believe that this case will have any material adverse effect.

         The Company is a party to various claims, complaints and other legal actions that have arisen in the normal course of business from time to time. The Company believes that that outcome of these other pending legal proceedings, in the aggregate, will not have a material adverse effect upon the operations or financial position of the Company.

ITEM 4.  Submission of Matters to a Vote of Security Holders

         The Company did not submit any matter to a vote of security holders in the fourth quarter of the fiscal year ended December 31, 2001.

ITEM 4A. Executive Officers of the Company

         The following is a biographical summary of the executive officers of the Company:

         B. Wayne Hughes, age 68, has been a director of the Company since its organization in 1980 and was President and Co-Chief Executive Officer from 1980 until November 1991 when he became Chairman of the Board and sole Chief Executive Officer. Mr. Hughes was Chairman of the Board and Chief Executive Officer from 1990 until March 1998 of Public Storage Properties XI, Inc., which was renamed PS Business Parks, Inc. ("PSB"), an affiliated REIT. From 1989-90 until the respective dates of merger, he was Chairman of the Board and Chief Executive Officer of 18 affiliated REITs that were merged into the Company between September 1994 and May 1998 (collectively, the "Merged Public Storage REITs"). Mr. Hughes has been active in the real estate investment field for over 30 years. He is the father of B. Wayne Hughes, Jr., a director of the Company.

         Harvey Lenkin, age 65, became President and a director of the Company in November 1991. Mr. Lenkin has been employed by the Company for 24 years. He has been a director of PSB since March 1998 and was President of PSB from 1990 until March 1998. Mr. Lenkin was President of the Merged Public Storage REITs from 1989-90 until the respective dates of merger and was also a director of one of those REITs, Storage Properties, Inc. ("SPI"), from 1989 until June 1996. He is a member of the Board of Governors of the National Association of Real Estate Investment Trusts, Inc. (NAREIT).

         Marvin M. Lotz, age 59, became a director of the Company in May 1999. Mr. Lotz has been a Senior Vice President of the Company since November 1995 and President of the Property Management Division since 1988 with overall responsibility for Public Storage's mini-warehouse operations. He had overall responsibility for the Company's property acquisitions from 1983 until 1988.

         B. Waynes Hughes Jr., age 42, became a director of PSI in January 1998. He has been employed by the Company since 1989 and has been a Vice President - Acquisitions of PSI since 1992. Mr. Hughes, Jr. is involved in the coordination and direction of PSI's acquisition and development activities and is also the President of a firm that manufactures and distributes sweets. He is the son of
B. Wayne Hughes.

         John Reyes, age 41, a certified public accountant, joined the Company in 1990 and was Controller of the Company from 1992 until December 1996 when he became Chief Financial Officer. He became a Vice President of the Company in November 1995 and a Senior Vice President of the Company in December 1996. From 1983 to 1990, Mr. Reyes was employed by Ernst & Young.

         Carl B. Phelps, age 63, became a Senior Vice President of PSI in January 1998 with overall responsibility for property acquisition and development until April 2001 when he became General Counsel. From June 1991 until joining PSI, he was a partner in the law firm of Andrews & Kurth, L.L.P., which performed legal services for PSI. From December 1982 through May 1991, his professional corporation was a partner in the law firm of Sachs & Phelps, then counsel to PSI.

         Bahman Abtahi, age 58, joined the Company in July 1996 and was Senior Vice-President - Construction and Development of the Real Estate Division and a Vice President of the Company until May 2000 when he became a Senior Vice President of the Company. Mr. Abtahi had responsibility for all of Public Storage's construction and maintenance activities until April 2001 when he was made responsible for special projects. Prior to joining the Company, he was a management consultant.

         W. David Ristig, age 53, rejoined the Company in August 1995 and was a Vice President of the Company until May 2000 when he became a Senior Vice President of the Company. Mr. Ristig is responsible for the Company's land acquisition and construction program. He was previously employed by the Company from 1980 until 1984 and from 1986 until 1990 and was involved in property acquisition and development. From 1990 until August 1995, Mr. Ristig held positions as a loan officer with three companies in the mortgage banking industry.

         Anthony Grillo, age 46, became a Senior Vice President of the Company in November 2001. Mr. Grillo has been employed by the Company or a predecessor since 1981, and is currently Executive Vice President of the Property Management Division. Previously, Mr. Grillo held various other management positions in the Company's property management operations.

         A. Timothy Scott, age 50, became Senior Vice President and Tax Counsel of the Company in November 1996. From June 1991 until joining the Company, he practiced tax law as a shareholder of the law firm of Heller, Ehrman, White and McAuliffe, counsel to the Company. Prior to June 1991, his professional corporation was a partner in the law firm of Sachs & Phelps, then counsel to the Company.

         David P. Singelyn, age 40, a certified public accountant, has been employed by the Company since 1989 and became Vice President and Treasurer of the Company in November 1995. Mr. Singelyn was Vice President and Controller of SPI from 1991 until June 1996. From 1987 to 1989, he was Controller of Winchell's Donut Houses, L.P.

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

                                                           Range
                                            ---------------------------------
         Year              Quarter               High                 Low
      ----------         -----------        -------------        ------------
         2000                1st            $    24.813          $    20.875
                             2nd                 24.875               21.250
                             3rd                 26.938               23.188
                             4th                 24.875               21.125

         2001                1st                 26.750               24.125
                             2nd                 30.200               26.060
                             3rd                 34.850               29.150
                             4th                 35.150               32.480

                  The following table sets forth the high and low sales prices of the Depositary Shares Each Representing 1/1,000 of a Share of Equity Stock, Series A on the New York Stock Exchange composite tapes for the applicable periods.

                                                          Range
                                            ---------------------------------
         Year             Quarter               High                  Low
      ----------         -----------        -------------        ------------

         2000                1st (a)       $    20.125          $    18.938
                             2nd                22.750               19.250
                             3rd                24.625               20.375
                             4th                24.000               22.063

         2001                1st                25.250               22.563
                             2nd                25.050               23.250
                             3rd                26.550               24.360
                             4th                27.480               25.900

         (a)  Commencing February 14, 2000.

                  As of March 8, 2002, there were approximately 20,022 holders of record of the Common Stock and approximately 15,147 holders of the Depositary Shares Each Representing 1/1,000 of a Share of Equity Stock, Series A.

b.       Class B Common Stock

                  The Class B Common Stock issued in connection with the PSMI Merger (as defined under Item 7 below) has the following characteristics:

         o The Class B Common Stock (i) beginning on January 1, 2000, participates in distributions (other than liquidating distributions) at the rate of 97% of the per share distributions on the Common Stock, provided that cumulative distributions of at least $.22 per quarter (beginning with the 4th quarter of 1995) per share have been paid on the Common Stock, (ii) does not participate in liquidating distributions,
                  (iii) is not entitled to vote (except as expressly required by California law) and (iv) automatically converts into Common Stock, on a share for share basis, upon the later to occur of FFO per Common Share aggregating $3.00 during any period of four consecutive calendar quarters or January 1, 2003.

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

         2. "FFO per Common Share" means FFO less dividends on the preferred stock and the Equity Stock, Series A divided by the outstanding weighted average shares of Common Stock assuming conversion of all outstanding convertible securities and the Class B Common Stock.

                  For these purposes, FFO per share of Common Stock (as defined) was $2.93 for the year ended December 31, 2001.

c.       Dividends

                  We have paid quarterly distributions to our shareholders since 1981, our first full year of operations. Overall distributions on Common Stock and Class B Common Stock for 2001 amounted to $193.1 million and $11.5 million, respectively, which includes a special distribution declared on August 9, 2001 to common shareholders of record as of September 15, 2001. The special distribution was paid in cash.

                  Holders of Common Stock are entitled to receive distributions when and if declared by the Company's Board of Directors out of any funds legally available for that purpose. We are required to distribute at least 90% of our net taxable ordinary income prior to the filing of the Company's tax return and 85%, subject to certain adjustments, during the calendar year, to maintain our REIT status for federal income tax purposes. It is our intention to pay distributions of not less than this required amount.

                  For Federal tax purposes, distributions to shareholders are treated as ordinary income, capital gains, return of capital or a combination thereof. For 2001, the dividends paid to the common shareholders ($1.69 per share), on all the various classes of preferred stock, and on Equity Stock, Series A were characterized as ordinary income and long-term capital gain. The quarterly breakdown is as follows:

Treatment of dividends paid for 2001

                                1st Quarter      2nd Quarter        3rd Quarter        4th Quarter
                                -----------      -----------        -----------        -----------
Ordinary Income                  96.60%            99.67%            100.00%            100.00%
Long-term Capital Gain            3.40%             0.33%              0.00%              0.00%
                                -----------      -----------        -----------        -----------
Total                           100.00%           100.00%            100.00%            100.00%
                                ===========      ===========        ===========        ===========

                  For 2000, the dividends paid to the common shareholders ($1.48 per share), on all the various classes of preferred stock and on Equity Stock, Series A were characterized as ordinary income and long-term capital gain. The quarterly breakdown is as follows:

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

                  In April 2001, the Company completed a public offering of 2,210,500 depositary shares each representing 1/1,000 of a share of Equity Stock, Series A, ("Equity Stock A") raising net proceeds of approximately $51,836,000. In May 2001, the Company completed a direct placement of 830,000 depositary shares, raising net proceeds of approximately $20,294,000. In November 2001, the Company completed a direct placement of 100,000 depositary shares, raising net proceeds of approximately $2,690,000. In January 2000, we issued 4,300,555 depositary shares (2,200,555 shares as part of a special distribution declared on November 15, 1999 and 2,100,000 shares in a separate public offering). In addition, in the second quarter of 2000, we issued 52,547 depositary shares to a related party in connection with the acquisition of real estate facilities. In December 2000, we issued 1,282,500 depositary shares in a public offering.

                  At December 31, 2001, we had 8,776,102 depositary shares outstanding, each representing 1/1,000 of a share of Equity Stock A. The Equity Stock A ranks on a parity with common stock and junior to the Senior Preferred Stock with respect to distributions and liquidation and has a liquidation amount which cannot exceed $24.50 per share. Distributions with respect to each depositary share shall be the lesser of: a) five times the per share dividend on the Common Stock or
         b) $2.45 per annum. Except in order to preserve the Company's federal income tax status as a REIT, we may not redeem the depositary shares before March 31, 2010. On or after March 31, 2010, we may, at our option, redeem the depositary shares at $24.50 per depositary share. If the Company fails to preserve its federal income tax status as a REIT, each depositary shares will be convertible into .956 shares of our common stock. The depositary shares are otherwise not convertible into common stock. Holders of depositary shares vote as a single class with our holders of common stock on shareholder matters, but the depositary shares have the equivalent of one-tenth of a vote per depositary share. We have no obligation to pay distributions on the depositary shares if no distributions are paid to common shareholders.

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

e.       Registrant's Preferred Equity

                  On October 26, 1992, we completed a public offering of 1,825,000 shares ($25 stated value per share) of 10% Cumulative Preferred Stock, Series A ("Series A Preferred Stock"). The Series A Preferred Stock has general preference rights over the Common Stock with respect to distributions and liquidation proceeds. During 2001, we paid dividends totaling $4,563,000 ($2.50 per preferred share).

                  On March 25, 1993, we completed a public offering of 2,386,000 shares ($25 stated value per share) of 9.20% Cumulative Preferred Stock, Series B ("Series B Preferred Stock"). The Series B Preferred Stock has general preference rights over the Common Stock with respect to distributions and liquidation proceeds. During 2001, we paid dividends totaling $5,488,000 ($2.300 per preferred share).

                  On June 30, 1994, we completed a public offering of 1,200,000 shares ($25 stated value per share) of Adjustable Rate Cumulative Preferred Stock, Series C ("Series C Preferred Stock"). The Series C Preferred Stock has general preference rights over the Common Stock with respect to distributions and liquidation proceeds. During 2001, we paid dividends totaling $2,024,000 ($1.688 per preferred share).

                  On September 1, 1994, we completed a public offering of 1,200,000 shares ($25 stated value per share) of 9.50% Cumulative Preferred Stock, Series D ("Series D Preferred Stock"). The Series D Preferred Stock has general preference rights over the Common Stock with respect to distributions and liquidation proceeds. During 2001, we paid dividends totaling $2,850,000 ($2.375 per preferred share).

                  On February 1, 1995, we completed a public offering of 2,195,000 shares ($25 stated value per share) of 10% Cumulative Preferred Stock, Series E ("Series E Preferred Stock"). The Series E Preferred Stock has general preference rights over the Common Stock with respect to distributions and liquidation proceeds. During 2001, we paid dividends totaling $5,488,000 ($2.50 per preferred share).

                  On May 3, 1995, we completed a public offering of 2,300,000 shares ($25 stated value per share) of 9.75% Cumulative Preferred Stock, Series F ("Series F Preferred Stock"). The Series F Preferred Stock has general preference rights over the Common Stock with respect to distributions and liquidation proceeds. During 2001, we paid dividends totaling $5,606,000 ($2.437 per preferred share).

                  On December 13, 1995, we completed a public offering of 6,900,000 depositary shares ($25 stated value per depositary share) each representing 1/1,000 of a share of 8-7/8% Cumulative Preferred Stock, Series G ("Series G Preferred Stock"). The Series G Preferred Stock has general preference rights over the Common Stock with respect to distributions and liquidation proceeds. During 2001, we paid dividends totaling $11,482,000 ($1.664 per preferred depositary share). This series was redeemed during 2001.

                  On January 25, 1996, we completed a public offering of 6,750,000 depositary shares ($25 stated value per depositary share) each representing 1/1,000 of a share of 8.45% Cumulative Preferred Stock, Series H ("Series H Preferred Stock"). The Series H Preferred Stock has general preference rights over the Common Stock with respect to distributions and liquidation proceeds. During 2001, we paid dividends totaling $10,853,000 ($1.608 per preferred share). This series was redeemed during 2001.

                  On November 1, 1996, we completed a public offering of 4,000,000 depositary shares ($25 stated value per depositary share) each representing 1/1,000 of a share of 8-5/8% Cumulative Preferred Stock, Series I ("Series I Preferred Stock"). The Series I Preferred Stock has general preference rights over the Common Stock with respect to distributions and liquidation proceeds. During 2001, we paid dividends totaling $7,475,000 ($1.869 per preferred share). This series was redeemed during 2001.

                  On August 25, 1997, we completed a public offering of 6,000,000 depositary shares ($25 stated value per depositary share) each representing 1/1,000 of a share of 8% Cumulative Preferred Stock, Series J ("Series J Preferred Stock"). The Series J Preferred Stock has general preference rights over the Common Stock with respect to distributions and liquidation proceeds. During 2001, we paid dividends totaling $12,000,000 ($2.00 per preferred share).

                  On January 19, 1999, we completed a public offering of 4,600,000 depositary shares ($25 stated value per depositary share) each representing 1/1,000 of a share of 8-1/4% Cumulative Preferred Stock, Series K ("Series K Preferred Stock"). The Series K Preferred Stock has general preference rights over the Common Stock with respect to distributions and liquidation proceeds. During 2001, we paid dividends totaling $9,488,000 ($2.063 per preferred share).

                  On March 10, 1999, we completed a public offering of 4,600,000 depositary shares ($25 stated value per depositary share) each representing 1/1,000 of a share of 8-1/4% Cumulative Preferred Stock, Series L ("Series L Preferred Stock"). The Series L Preferred Stock has general preference rights over the Common Stock with respect to distributions and liquidation proceeds. During 2001, we paid dividends totaling $9,488,000 ($2.063 per preferred share).

                  On August 17, 1999, we completed a public offering of 2,250,000 depositary shares ($25 stated value per depositary share) each representing 1/1,000 of a share of 8.75% Cumulative Preferred Stock, Series M ("Series M Preferred Stock"). The Series M Preferred Stock has general preference rights over the Common Stock with respect to distributions and liquidation proceeds. During 2001, we paid dividends totaling $4,922,000 ($2.188 per preferred share).

                  On January 19, 2001, we completed a public offering of 6,900,000 depositary shares ($25 stated value per depositary share) each representing 1/1,000 of a share of 8.600% Cumulative Preferred Stock, Series Q ("Series Q Preferred Stock"). The Series Q Preferred Stock has general preference rights over the Common Stock with respect to distributions and liquidation proceeds. During 2001, we paid dividends totaling $14,134,000 ($2.048 per preferred share).

                  On September 28, 2001, we completed a public offering of 20,400,000 depositary shares ($25 stated value per depositary share) each representing 1/1,000 of a share of 8.00% Cumulative Preferred Stock, Series R ("Series R Preferred Stock"). The Series R Preferred Stock has general preference rights over the Common Stock with respect to distributions and liquidation proceeds. During 2001, we paid dividends totaling $10,200,000 ($0.500 per preferred share).

                  On October 31, 2001, we completed a public offering of 5,750,000 depositary shares ($25 stated value per depositary share) each representing 1/1,000 of a share of 7.875% Cumulative Preferred Stock, Series S ("Series S Preferred Stock"). The Series S Preferred Stock has general preference rights over the Common Stock with respect to distributions and liquidation proceeds. During 2001, we paid dividends totaling $1,918,000 ($0.334 per preferred share).

                  On January 18, 2002, we completed a public offering of 6,000,000 depositary shares ($25 stated value per depositary share) each representing 1/1,000 of a share of 7.625% Cumulative Preferred Stock, Series T ("Series T Preferred Stock"). The Series T Preferred Stock has general preference rights over the Common Stock with respect to distributions and liquidation proceeds. During 2001, no dividends were paid.

                  On February 19, 2002, we completed a public offering of 6,000,000 depositary shares ($25 stated value per depositary share) each representing 1/1,000 of a share of 7.625% Cumulative Preferred Stock, Series U ("Series U Preferred Stock"). The Series U Preferred Stock has general preference rights over the Common Stock with respect to distributions and liquidation proceeds. During 2001, no dividends were paid.

                  The Series A through Series U Preferred Stock are collectively referred to as the "Senior Preferred Stock".

ITEM 6.  Selected Financial Data

                                                                          For the year ended December 31,
                                                    -----------------------------------------------------------------------------
                                                       2001(1)         2000(1)        1999 (1)        1998 (1)       1997 (1)
                                                    --------------- -------------- --------------- --------------- --------------

                                                                       (In thousands, except per share data)
Revenues:
  Rental income                                        $781,878        $702,365       $627,851        $535,869        $434,008
  Equity in earnings of real estate entities             38,542          36,109         32,183          26,602          17,569
  Interest and other income                              14,225          18,836         16,700          18,614          17,474
                                                    --------------- -------------- --------------- --------------- --------------
                                                        834,645         757,310        676,734         581,085         469,051
                                                    --------------- -------------- --------------- --------------- --------------
Expenses:
  Cost of operations                                    276,187         252,086        216,816         205,835         165,714
  Depreciation and amortization                         168,061         148,967        137,719         111,799          92,750
  General and administrative                             21,038          21,306         12,491          11,635          13,462
  Interest expense                                        3,227           3,293          7,971           4,507           6,792
                                                    --------------- -------------- --------------- --------------- --------------
                                                        468,513         425,652        374,997         333,776         278,718
                                                    --------------- -------------- --------------- --------------- --------------
Income before minority interest and disposition
  gain                                                  366,132         331,658        301,737         247,309         190,333
Minority interest in income (preferred)                 (31,737)        (24,859)             -               -               -
Minority interest in income (common)                    (14,278)        (13,497)       (16,006)        (20,290)        (11,684)
                                                    --------------- -------------- --------------- --------------- --------------
Net income before gain on disposition of real
  estate                                                320,117         293,302        285,731         227,019         178,649
Gain on disposition of real estate investments            4,091           3,786          2,154               -               -
                                                    --------------- -------------- --------------- --------------- --------------
Net income                                             $324,208        $297,088       $287,885        $227,019        $178,649
                                                    =============== ============== =============== =============== ==============
---------------------------------------------------------------------------------------------------------------------------------

PER COMMON SHARE:
Distributions                                             $1.69           $1.48          $1.52           $0.88           $0.88

Net income - Basic                                        $1.53           $1.41          $1.53           $1.30           $0.92
Net income - Diluted                                      $1.51           $1.41          $1.52           $1.30           $0.91

Weighted average common shares - Basic                  122,310         131,566        126,308         113,929          98,446
Weighted average common shares - Diluted                123,577         131,657        126,669         114,357          98,961

---------------------------------------------------------------------------------------------------------------------------------
BALANCE SHEET DATA:
Total assets                                         $4,625,879      $4,513,941     $4,214,385      $3,403,904      $3,311,645
Total debt                                             $168,552        $156,003       $167,338         $81,426        $103,558
Minority interest (common equity)                      $169,601        $167,918       $186,600        $139,325        $288,479
Minority interest (preferred OP Units)                 $285,000        $365,000              -               -               -
Shareholders' equity                                 $3,909,583      $3,724,117     $3,689,100      $3,119,340      $2,848,960

---------------------------------------------------------------------------------------------------------------------------------

OTHER DATA:
Net cash provided by operating activities              $538,534        $522,565       $463,292        $388,407        $292,325
Net cash used in investing activities                 $(306,058)      $(462,254)     $(452,209)      $(365,506)      $(408,313)
Net cash provided by (used in) financing              $(272,596)       $(25,969)       $(7,183)       $(13,131)       $130,587
  activities
Funds from operations (2)                              $499,576        $452,155       $428,962        $336,363        $272,234


(1) During 2001, 2000, 1999, 1998 and 1997, we completed several significant business combinations and equity transactions. See Notes 3 and 9 to the Company's consolidated financial statements.

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

         Forward Looking Statements: When used within this document, the words "expects," "believes," "anticipates," "should," "estimates," and similar expressions are intended to identify "forward-looking statements" within the meaning of that term in Section 27A of the Securities Exchange Act of 1933, as amended, and in Section 21F of the Securities Exchange Act of 1934, as amended. Such forward-looking statements involve known and unknown risks, uncertainties, and other factors, which may cause the actual results and performance of the Company to be materially different from those expressed or implied in the forward looking statements. Such factors described in Item 1A, "Risk Factors", include the impact of competition from new and existing storage and commercial facilities which could impact rents and occupancy levels at the Company's facilities; the Company's ability to evaluate, finance, and integrate acquired and developed properties into the Company's existing operations; the Company's ability to effectively compete in the markets in which it does business; the impact of the regulatory environment as well as national, state, and local laws and regulations including, without limitation, those governing real estate investment trusts; the acceptance by consumers of the containerized storage concept; the impact of general economic conditions upon rental rates and occupancy levels at the Company's facilities; and the availability of permanent capital at attractive rates.

         Critical Accounting Policy - Impairment of Long Lived Assets:
Substantially all of the Company's assets consist of long-lived assets, including real estate, the assets associated with the containerized storage business, goodwill, and other intangible assets. We annually evaluate our long-lived assets for impairment. This evaluation includes identifying indicators of impairment. When indicators of impairment are present and the undiscounted future cash flows of the assets are less than the carrying amount, an impairment charge is recorded. The Company has determined at December 31, 2001 that no such impairments existed and, accordingly, no impairment charges have been recorded.

         The Financial Accounting Standards Board ("FASB") has recently issued Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"), and Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment and Disposal of Long-Lived Assets" ("SFAS 144"). Each of these Statements addresses the procedures to be followed in evaluating and recording impairment losses with respect to long-lived assets. The Company will adopt each of these Statements in the beginning of its fiscal year ended December 31, 2002, and expects that there will be no material impact from these statements with respect to impairment losses.

         However, future events could cause us to conclude that our long-lived assets are impaired. Any resulting impairment loss could have a material adverse impact on our financial condition and results of operations.

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

         We are the largest owner and operator of self-storage facilities in the United States with ownership interests as of December 31, 2001 in 1,384 storage facilities containing approximately 83.7 million net rentable square feet. All of our facilities are operated under the "Public Storage" brand name, which we believe is the most recognized and established name in the storage industry. Located in the major metropolitan markets of 37 states, our storage facilities are geographically diverse, giving us national recognition and prominence. This concentration establishes us as one of the dominant providers of storage space in most markets in which we operate and enables us to use a variety of promotional activities, such as television advertising as well as targeted discounting and referrals, which are generally not economically viable to most of our competitors. In addition, we believe that the geographic diversity of the portfolio reduces the impact from regional economic downturns and provides a greater degree of revenue stability.

         We will continue to focus our growth strategies on: (i) improving the operating performance of our existing traditional self-storage properties, (ii) increasing our ownership of storage facilities through additional investments,
(iii) improving the operating performance of the containerized storage business and (iv) participating in the growth of PS Business Parks, Inc. Major elements of these strategies are as follows:

         o We will continue to focus upon enhancing the operating performance of our existing traditional self-storage properties, primarily through increases in revenues achieved through the telephone reservation center and associated marketing efforts. These increases in revenue levels for 2002 are expected to result primarily from improvements in occupancy levels rather than significant increases in realized rent per occupied square foot. During 2001, the Consistent Group of facilities (defined below) exhibited growth in rental income and net operating income of 7.2% and 9.5%, respectively, over the prior year. We do not expect to maintain this high level of growth in 2002.

         o We expect to continue our development program. Over the past three years, the Company and related development joint ventures opened a total of 74 storage facilities at a cost of approximately $439.6 million, containing approximately 4,813,000 net rentable square feet. The Company has a total of 46 projects identified for openings after December 31, 2001 at an estimated total cost of $298.4 million. These 46 projects (which include two facilities being developed by our second development joint venture) are comprised of 25 storage facilities for which we have acquired the land at December 31, 2001 (total estimated costs upon completion of $171.4 million), 14 storage facilities identified for which we have not acquired the land (estimated costs upon completion of approximately $98.0 million) and seven expansions of existing self-storage facilities (total estimated costs upon completion of $29.0 million). In addition, we have 12 parcels of land held for development totaling $30.0 million for which currently we have no specific development plans. Generally, the construction period takes nine to 12 months, followed by an estimated 24 month fill-up process. Throughout the fill-up period, we experience earnings dilution to the extent of our interest in the developed properties.

         o We will acquire facilities from third parties. During 2000, we acquired 12 self-storage facilities from third parties. During 2001, we acquired one storage facility from a third party. We believe that our national telephone reservation system and marketing organization present an opportunity for increased revenues through higher occupancies of the properties acquired from third parties, as well as cost efficiencies through greater critical mass. With the exception of the acquisition of Storage Trust in 1999, we have not acquired a significant number of facilities from third parties.

         o We will acquire equity interests in entities owning storage facilities that we manage and already have an equity interest in, as they become available from time to time. The pool of such available acquisitions has continued to decrease as we have acquired such remaining interests over the last several years. Such potential remaining acquisition opportunities at December 31, 2001 include the remaining equity interests that we do not own in the entities described as "Other Equity Investments" as described in Note 5 to the Company's financial statements, as well as the "Other Partnership Interests" as described in Note 8 to the Company's financial statements for the year ended December 31, 2001.

         o We will continue to focus on improving the operations of the containerized storage operations. At December 31, 2001, 37 of the 55 facilities operated by PSPUD are operated in owned facilities, substantially all of which are facilities that combine containerized storage and traditional self-storage. These owned facilities have replaced facilities which were previously leased from third parties reducing third party lease expense. We believe that these facilities may offer efficiencies and a more effective method to meet customers' needs than a stand-alone containerized storage facility. The Company and PSPUD at December 31, 2001 are developing three additional facilities which will replace three of the 18 existing leased facilities. The Company currently has no plans to replace the 15 leased facilities that will remain after completion of the three remaining planned combination facilities.

         o Through our investment in PS Business Parks, Inc., we will continue to participate in the growth of this company's investment in approximately 14.8 million net rentable square feet of commercial space at December 31, 2001.

Results of Operations
--------------------------------------------------------------------------------

         Net income and earnings per common share: Net income for 2001, 2000 and 1999 was $324,208,000, $297,088,000 and $287,885,000, respectively. The increase in net income was primarily the result of improved property operations, reduced operating losses from the containerized storage business, and the acquisition of additional real estate investments during 1999, 2000 and 2001. The impact of these items was offset partially by an increased allocation of income to minority interests (as a result of the issuance of preferred operating partnership units, referred to below) combined with an increase in depreciation and general and administration expense during 2000 and 2001 when compared to 1999.

         During 2000, our capital raising activities included the issuance of approximately $365 million in preferred operating partnership units in one of our controlled partnerships ($80 million of which was repurchased in 2001). Unlike distributions to preferred shareholders, distributions to preferred unitholders are presented as minority interest in income and a reduction in computing the Company's net income. Primarily as a result of these preferred distributions, minority interest in income increased to $46,015,000 and $38,356,000 for 2001 and 2000, respectively, as compared to $16,006,000 for 1999.

         Net income allocable to common shareholders for 2001, 2000 and 1999 was $186,774,000, $185,908,000 and $193,092,000, respectively. On a diluted basis, net income was $1.51 per common share (based on diluted weighted average common equivalent shares outstanding of 123,577,000) for 2001, $1.41 per common share (based on diluted weighted average common equivalent shares outstanding of 131,657,000) for 2000 and $1.52 per common share (based on diluted weighted average common equivalent shares outstanding of 126,669,000) for 1999. The increase in net income per common share in 2001 as compared to 2000 is primarily due to a reduction in our weighted average shares outstanding due to our share repurchase activities. The decrease in net income per common share in 2000 as compared to 1999 reflects the inclusion of 6,790,000 common equivalent shares related to the Company's Class B common shares in 2000, but not in 1999, as described more fully below.

         In computing net income allocable to common shareholders for each period, aggregate dividends paid to the holders of the Equity Stock, Series A and preferred equity securities have been deducted in determining net income allocable to the common shareholders. Distributions paid to the holders of the Equity Stock, Series A totaled $19,455,000 in 2001, $11,042,000 in 2000 and none in 1999. Distributions paid to preferred shareholders totaled $117,979,000 in 2001, $100,138,000 in 2000 and $94,793,000 in 1999.

         Commencing January 1, 2000, the Company's 7,000,000 Class B common shares outstanding began to participate in distributions of the Company's earnings. Distributions per share of Class B common stock are equal to 97% of the per share distribution paid to the Company's regular common shares. As a result of this participation in distributions of earnings, for purposes of computing net income per common share, the Company began to include 6,790,000 (7,000,000 x 97%) Class B common shares in the weighted average common equivalent shares effective January 1, 2000. Weighted average diluted shares for the year ended December 31, 1999 does not include any shares with respect to the Class B common stock as these shares did not participate in distributions of the Company's earnings prior to January 1, 2000.

Real Estate Operations
--------------------------------------------------------------------------------

         Self - Storage Operations: Our self-storage operations are by far the largest component of our operations, representing approximately 92% of rental revenues generated during 2001. At the end of 1998, we had a total of 951 self-storage facilities included in our consolidated financial statements. Since that time we have increased the number of self-storage facilities by 319 (1999 - 255 facilities, 2000 - 41 facilities and 2001 - 23 facilities). As a result of significant acquisitions and development of self-storage facilities over the past three years, year over year comparisons as presented on the consolidated statements of income with respect to our self-storage operations are not meaningful.

         To enhance year over year comparisons, the following table summarizes, and the ensuing discussion describes, the operating results of (i) 909 self-storage facilities that are reflected in the financial statements for the entire three years ended December 31, 2001 (the "Consistent Group"), (ii) 53 development facilities that were opened during the three years ended December 31, 2001 (the "Developed Facilities"), (iii) 267 facilities that were acquired in the three years ended December 31, 2001 and continued to be owned at December 31, 2001 (the "Acquired Facilities"), (iv) 41 facilities that were owned throughout the three years ended December 31, 2001 but were not stabilized, (the "Expansion Facilities") and (v) 18 facilities that were disposed of during the three years ended December 31, 2001 (the "Disposed Facilities"):

SELF - STORAGE OPERATIONS SUMMARY:
----------------------------------
                                                           Year Ended December 31,                Year Ended December 31,
                                                       ----------------------------------     ----------------------------------
                                                                               Percentage                             Percentage
                                                          2001         2000      Change          2000        1999       Change
                                                       ---------    ---------  ----------     ---------    ---------  ----------
                                                                            (Dollar amounts in thousands)
Rental income (a):
------------------
   Consistent Group (b)........................        $557,576     $520,177      7.2%        $520,177     $498,737       4.3%
   Acquired Facilities (c).....................         125,145      105,076     19.1%         105,076       70,446      49.2%
   Expansion Facilities (d)....................          22,872       21,527      6.2%          21,527       20,381       5.6%
   Developed Facilities (e)....................          14,870        3,715    300.3%           3,715           38    9676.3%
   Disposed Facilities (f).....................           1,199        2,615    (54.1)%          2,615        3,017     (13.3)%
                                                       ---------    ---------  ----------     ---------    ---------  ----------
     Total rental income.......................        $721,662     $653,110     10.5%        $653,110     $592,619      10.2%
                                                       ---------    ---------  ----------     ---------    ---------  ----------

Cost of operations:
-------------------
   Consistent Group............................        $162,416     $159,219      2.0%        $159,219     $150,855       5.5%
   Acquired Facilities.........................          48,457       40,200     20.5%          40,200       26,378      52.4%
   Expansion Facilities........................           8,167        7,198     13.5%           7,198        6,034      19.3%
   Developed Facilities........................           9,652        2,908    231.9%           2,908           72    3938.9%
   Disposed Facilities.........................             519          937    (44.6)%            937        1,142     (18.0)%
                                                       ---------    ---------  ----------     ---------    ---------  ----------
   Total cost of operations....................        $229,211     $210,462      8.9%        $210,462     $184,481      14.1%
                                                       ---------    ---------  ----------     ---------    ---------  ----------

Net operating income:
---------------------
   Consistent Group............................        $395,160     $360,958      9.5%        $360,958     $347,882       3.8%
   Acquired Facilities.........................          76,688       64,876     18.2%          64,876       44,068      47.2%
   Expansion Facilities........................          14,705       14,329      2.6%          14,329       14,347      (0.1)%
   Developed Facilities........................           5,218          807    546.6%             807          (34)  (2473.5)%
   Disposed Facilities.........................             680        1,678    (59.5)%          1,678        1,875     (10.5)%
                                                       ---------    ---------  ----------     ---------    ---------  ----------
   Total net operating income..................        $492,451     $442,648     11.3%        $442,648     $408,138       8.5%

 Depreciation..................................         158,476      141,425     12.1%         141,425      131,118       7.9%
                                                       ---------    ---------  ----------     ---------    ---------  ----------
   Operating Income............................        $333,975     $301,223     10.9%        $301,223     $277,020       8.7%
                                                       =========    =========  ==========     =========    =========  ==========

Number of self-storage facilities (at end of
period):                                                  1,270        1,247      1.8%           1,247        1,206       3.4%

Net rentable square feet (at end of period):             76,919       74,570      3.2%          74,570       71,469       4.3%

(a) Rental income includes late charges and administrative fees. Rental income does not include retail sales or truck rental income generated at the facilities.


(b) The Consistent Group includes 909 facilities with 54,148,000 net rentable square feet that were owned throughout the three-years ended December 31, 2001, and operated at a mature, stabilized occupancy level throughout the periods presented. See below for discussion of Consistent Group operating results.

(c) The Acquired Facilities includes 267 facilities with 14,897,000 net rentable square feet that were acquired in the three year period ending December 31, 2001 and still owned as of December 31, 2001. Substantially all of these facilities were mature, stabilized facilities at the time of their acquisition.

(d) The Expansion Facilities includes 41 facilities with 4,056,000 net rentable square feet that, while owned for the entire three year period ending December 31, 2001, had operating results that were not comparable throughout the periods presented due to expansions in their net rentable square or their conversion into Combination Facilities. Such construction activities can cause a drop in revenue levels, as existing capacity is made unavailable in order to accommodate construction activities. The Company has completed construction on projects with a total cost of $34,535,000 in 1999, $12,206,000 in 2000, and $84,948,000 in 2001 with respect to such expansion and conversion efforts.

(e) The Developed Facilities includes 53 facilities with 3,818,000 net rentable square feet that were developed and opened in the three year period ending December 31, 2001 at a total cost of $330.4 million. These facilities were all still owned as of December 31, 2001.

(f) The Disposed Facilities include 18 facilities that were disposed of in the three year period ending December 31, 2001, primarily properties condemned by governmental agencies or acquired in the Storage Trust merger that were not deemed compatible with the Company's operations.

         Self Storage Operations - Consistent Group of Facilities

         At December 31, 2001, we owned 909 self-storage facilities with approximately 54,148,000 net rentable square feet that operated at a stabilized level of operations throughout the three-year period. Revenues and expenses with respect to these properties are set forth in the above Self-Storage Operations table under the caption, "Consistent Group." The following table sets forth certain additional operating data with respect to the Consistent Group of facilities:

SELECTED OPERATING DATA FOR THE CONSISTENT GROUP
-------------------------------------------------
OF FACILITIES (909 FACILITIES):
-------------------------------
                                                           Year Ended December 31,                Year Ended December 31,
                                                      ------------------------------------    ------------------------------------
                                                                                Percentage                              Percentage
                                                         2001         2000        Change        2000          1999        Change
                                                      ----------    ----------  ----------    ----------    ----------  ----------
                                                             (Dollar amounts in thousands, except rents per square foot)
Weighted average:
   Occupancy (a)...............................          89.6%        92.0%      (2.4)%         92.0%        92.1%       (0.1)%
   Realized annual rent per square foot (b)....         $11.60       $10.54      10.1%         $10.54       $10.10        4.4%

Late charges and administrative fees...........         $18,884      $19,180     (1.5%)        $19,180      $19,182       0.0%
Promotional Discounts..........................          $3,992      $13,635    (70.7%)        $13,635      $14,570      (6.4%)

Gross margin...................................          70.9%        69.4%       1.5%          69.4%        69.7%       (0.3%)

(a) Occupancies in the above table represent weighted average occupancy levels over the entire fiscal year. The average occupancy level at February 28, 2002 was 83.4% as compared to 88.9% at February 28, 2001.

(b) Realized annual rent per square foot is computed by dividing rental income, including late charges and administrative fees, by the weighted average occupied square footage for the period.

         As indicated on the "Self-storage operations" table above, the Consistent Group's net operating income increased 9.5% in 2001 as compared to 2000 and 3.8% in 2000 as compared to 1999. Rental income increased 7.2% in 2001 as compared to 2000 and 4.3% in 2000 as compared to 1999. Cost of operations increased 2.0% in 2001 as compared to 2000 and 5.5% in 2000 as compared to 1999. We do not expect to maintain this level of growth in 2002 either as to net operating income or rental income.

         The increase in rental income is attributable to a 10.1% increase in realized rent per occupied square foot for 2001 as compared to 2000 and 4.4% for 2000 as compared to 1999. Increases in rental income were partially offset by reductions in weighted average occupancy levels. Higher realized rent per occupied square foot was achieved through more aggressive pricing of our self-storage space offset by a reduction in occupancy levels. During 2001, we increased rents charged to new tenants and significantly reduced the level of discounts offered to new tenants. Promotional discounts for 2001, 2000 and 1999 totaled $3,992,000, $13,635,000 and $14,570,000, respectively. In addition, during 2001, we increased the level of rent charged to our existing tenant base in many markets.

         We believe that our ability to raise rents and reduce promotional discounts and thereby increase rental income during 2001 was facilitated by 1) more aggressive marketing efforts, including an increase in consistent group television advertising expenditures for 2001 totaling $6,072,000 as well as an increase in the intensity of our yellow page advertising, and 2) the continuing impact of our efforts over the last several years to improve the value of the Public Storage brand, most significantly through the completion of our program to enhance our visual icon and to modernize the appearance of our self-storage facilities.

         We believe that principally as a result of our more aggressive rental rates and reductions in the amount of promotional discounts, and partially as a result of the national economic contraction (discussed below), our weighted average occupancy levels decreased during 2001 as compared to 2000. Our occupancy levels through the first two months of fiscal 2002 continued to trend downward, with the Consistent Group's average occupancy level at 83.4% at February 28, 2002 as compared to 88.9% at February 28, 2001. While the occupancy level at February 28, 2002 is significantly lower than the average occupancy levels experienced during the year, some decreases in occupancy are expected due to minor seasonal fluctuations in occupancies. Occupancies are generally higher in the summer months than in the winter months. We therefore believe that the comparison of occupancies at February 28, 2001 versus that at February 28, 2002 provides a more meaningful measure of occupancy trends.

         We believe that the national economic contraction has also contributed to our decreasing occupancies; however, it is difficult to isolate the impact of the downturn from our aforementioned pricing decisions. While there can be no assurance, we believe that the potential impact of regional downturns are partially mitigated by the geographic diversification and quality locations of our facilities. Our storage facilities are geographically diversified and are located primarily in or near major metropolitan markets in 37 states.

         We are continuously evaluating our call volume, reservation activity, and move-in/move-out rates for each of our markets relative to our marketing activities and rental rates. In addition, we are evaluating market supply and demand factors and based upon these analyses we are continuing to adjust our marketing activities, and are currently reducing rental rates charged to new incoming tenants in an effort to increase our occupancy levels.

         Cost of operations includes all direct and indirect costs of operating, marketing and managing the facilities. The following table summarizes major operating expenses with respect to the Consistent Group (in thousands):

                                                              2001             2000                1999
                                                            --------         --------            --------
Property payroll expense.........................            $44,114          $44,705             $43,502
Property taxes...................................             45,566           45,403              45,546
Repairs and maintenance..........................             12,560           15,191              12,597
Advertising .....................................             15,233            8,317               7,317
Telephone reservation center costs...............              7,967            9,338               7,668
Utilities........................................             12,182           11,616              11,356
Management, office, insurance, and other expenses             24,794           24,649              22,869
                                                            --------         --------            --------
  Total cost of operations ......................           $162,416         $159,219            $150,855
                                                            ========         ========            ========

         Increases in advertising cost include the impact of expanded yellow page advertising in telephone directories. The increase in advertising cost in 2001 as compared to 2000 also includes the impact of a $6,072,000 increase in Consistent Group television advertising expenditures. Promotional advertising is an important part of our operational strategy. Our advertising activities have increased customer call volume into our national reservation system, where one of our representatives discusses with the customer space requirements, price and location preferences and also informs the customer of other products and services provided by the Company and its subsidiaries.

         Self-Storage Operations - Acquired Facilities

         As of December 31, 2001, we had 267 facilities with 14,897,000 net rentable square feet that we acquired in 1999 (242) and 2000 (25) in connection with business combinations described more fully in Note 3 to the Company's financial statements, as well as certain third-party acquisitions of facilities. Substantially all of these facilities were mature, stabilized facilities at the time of their acquisition. The operations of these facilities are included in the above table under the caption "Acquired Facilities."

         During 2001, the Company acquired one operating self-storage facility for an aggregate cost of $3.5 million. Included in the above table for 2001, under the caption "Acquired Facilities", are revenues of $144,000 and cost of operations of $58,000 with respect to this facility.

         Rental income and cost of operations increased significantly in 2000 compared to 1999, as the 1999 operations only reflect a partial year's operating results for the facilities acquired in 1999 while the 2000 operations reflect a full year's operations with respect to those facilities. In addition, the 2000 operations include the incremental operating results for those additional facilities acquired in 2000. Similarly, rental income and cost of operations increased significantly in 2001 as compared to 2000 due to the improvement in operations for those properties owned throughout the two periods (the 1999 acquisitions), a full year's operations with respect to the 2000 property acquisition are reflected in 2001 as opposed to a partial year in 2000 and to a lesser extent, the incremental operations from the aformentioned acquisition of a property in 2001.

         Self-Storage Operations - Expansion Facilities

         Throughout the three-year period ended December 31, 2001, the Company has expanded certain real estate facilities that it previously owned or converted them to Combination Facilities. Such construction activities can cause a drop in revenue levels, as existing capacity is made unavailable in order to accommodate construction activities. Primarily as a result of these expansion activities, 41 of these facilities with 4,056,000 net rentable square feet (which includes the expanded space) had results that were not comparable in each of the three years ended December 31, 2001. The operating results for these facilities are presented in the Self-Storage Operations table above under the caption, "Expansion Facilities." We completed construction on projects with a total cost of $84,948,000 in 2001, $12,206,000 in 2000, and $34,535,000 in 1999
with respect to these expansions.

         Self-Storage Operations - Developed Facilities

         During the past three years, we have opened 53 newly developed self-storage facilities (23 in 2001, 24 in 2000, 6 in 1999) with 3,818,000 net rentable square feet and a total cost of approximately $330.4 million, whose operating results are reflected in the Self Storage Operations table under the caption, "Developed Facilities."

         Unlike many other forms of real estate, we are unable to pre-lease our newly developed facilities due to the nature of our tenants. Accordingly, at the time a newly developed facility first opens for operation the facility is entirely vacant generating no rental income. It takes approximately 24 months for a newly developed facility to fill up and reach a targeted occupancy level of approximately 90%. At December 31, 2001, the Developed Facilities had an average occupancy level of approximately 53.4%.

         Property operating expenses are substantially fixed. The rental revenue of a newly developed facility will generally not cover its property operating expenses (excluding depreciation) until the facility has reach an occupancy level of approximately 30%. However, at that occupancy level, the rental revenues from the facility are still not sufficient to cover related depreciation expense and cost of capital with respect to the facility's development cost (our blended cost of capital is approximately 9.0%). During construction of the facility, we capitalize interest costs and include such cost as part of the overall development cost of the facility. Once the facility is opened for operations interest is no longer capitalized. Due to the relationship between the generation of rental income and immediate recognition of expenses upon opening of a facility, our development activities have had a negative impact on our net income.

         We estimate that our net income for 2001 has been impacted negatively as a result of our development activities by approximately $29,011,000, $17,869,000, and $10,828,000 in the years ended December 31, 2001, 2000, and
1999, respectively, primarily representing the difference between the revenues of the Developed Facilities and the related costs denoted above. These amounts include approximately $8,670,000, $4,232,000, and $1,366,000 for the years ended December 31, 2001, 2000, and 1999, respectively, in depreciation expense.

         We continue to develop facilities, despite the short-term earnings dilution experienced during the Stabilization Period, because we believe that the ultimate returns on developed facilities are favorable. In addition, we believe that it is advantageous for us to continue to expand our asset base and benefit from the resultant increased critical mass, with facilities that will improve our portfolio's overall average construction and location quality.

         We expect that over at least the next 24 months, the Developed Facilities will continue to have a negative impact to our earnings. Furthermore, the 46 facilities in our development pipeline described in "Liquidity and Capital Resources - Acquisition and Development of Facilities" that will be opened for operation over the next 12 - 24 months will also negatively impact our earnings until they reach a stabilized occupancy level.

         Self-Storage Operations - Disposed Facilities

         During the three-year period ended December 31, 2001, we disposed of 18 facilities. No further operations will be reflected on the Company's financial statements after December 31, 2001 with respect to these facilities. These properties consisted primarily of facilities condemned by governmental agencies or acquired in the Storage Trust merger that were not deemed compatible with the Company's operations.

         Commercial Property Operations: Commercial property operations included in the consolidated financial statements include commercial space owned by the Company and Consolidated Entities. We have a much larger interest in commercial properties through ownership interest in PSB. Our investment in PSB is accounted for on the equity method of accounting, and accordingly our share of PSB's earnings is reflected as "Equity in earnings of real estate entities", see below.

         During 2000, we acquired two commercial facilities (which were anticipated to be converted to storage facilities) for an aggregate cost of $5,930,000. Included within commercial property operations for 2000 with respect to these facilities was revenues of $475,000 and cost of operations of $131,000; included within commercial properties operations for 2001 with respect to these facilities were revenues of $670,000 and cost of operations of $243,000.

         The following table sets forth the historical commercial property amounts included in the financial statements:

COMMERCIAL PROPERTY OPERATIONS:
-------------------------------
                                    Year Ended December 31,                  Year Ended December 31,
                                    -----------------------                  ----------------------
                                       2001         2000        Change         2000         1999        Change
                                    ---------     ---------    ---------     ---------    ---------   ---------
                                                            (Amounts in thousands)
Rental income  ...............       $12,530       $11,341      10.5%        $11,341      $ 8,204      38.2%
Cost of operations............         3,972         3,826       3.8%          3,826        2,826      35.4%
                                    ---------     ---------    ---------     ---------    ---------   ---------
   Net operating income.......         8,558         7,515      13.9%          7,515        5,378      39.7%

Depreciation expense..........         2,685         2,291      17.2%          2,291        1,686      35.9%
                                    ---------     ---------    ---------     ---------    ---------   ---------
   Operating income...........        $5,873        $5,224      12.4%         $5,224       $3,692      41.5%
                                    =========     =========    =========     =========    =========   =========

         Containerized Storage Operations In August 1996, Public Storage Pickup & Delivery ("PSPUD"), a subsidiary of the Company, made its initial entry into the containerized storage business through its acquisition of a single facility operator located in Irvine, California. At December 31, 2001, PSPUD operated 55 facilities in 14 states. The facilities are located in major markets in which we have significant market presence with respect to our traditional self-storage facilities.

         PSPUD incurred operating losses totaling approximately $2.2 million, $5.1 million and $7.4 million for the years ended December 31, 2001, 2000 and 1999, respectively, summarized as follows:

CONTAINERIZED STORAGE:
----------------------
                                            Year Ended December 31,                  Year Ended December 31,
                                            -----------------------                  ----------------------
                                                                        Dollar                                  Dollar
                                              2001          2000        Change         2000         1999        Change
                                            ---------     ---------    ---------     ---------    ---------   ---------
                                                                   (Dollar amounts in thousand)
Rental and other income ............         $47,686      $37,914       $9,772        $37,914      $27,028     $10,886
                                            ---------     ---------    ---------     ---------    ---------   ---------
Cost of operations:
    Direct operating costs..........          34,296       27,849        6,447         27,849       18,397       9,452
    Marketing and advertising.......           2,176        1,283          893          1,283        1,333         (50)
    Facility lease expense..........           6,532        8,666      (2,134)          8,666        9,779      (1,113)
                                            ---------     ---------    ---------     ---------    ---------   ---------
       Total cost of operations.....          43,004       37,798        5,206         37,798       29,509       8,289
                                            ---------     ---------    ---------     ---------    ---------   ---------
    Operating income (loss) prior to
      depreciation..................           4,682          116        4,566            116       (2,481)      2,597
Depreciation expense (a)............           6,900        5,251        1,649          5,251        4,915         336
                                            ---------     ---------    ---------     ---------    ---------   ---------
Operating losses....................         $(2,218)     $(5,135)      $2,917        $(5,135)     $(7,396)     $2,261
                                            =========     =========    =========     =========    =========   =========

(a) Depreciation expense principally relates to the depreciation related to the containers, however, depreciation expense for 2001 and 2000 includes $1,049,000 and $450,000, respectively, (none in 1999) with respect to real estate facilities.

         Rental and other income includes monthly rental charges to customers for storage of the containers and service fees charged for pickup and delivery of containers to customers' homes. Rental income increased to $47,686,000 in 2001 as compared to $37,914,000 in 2000 as a result of higher per container rents and an increase in the number of occupied containers. Rental income increased to $37,914,000 in 2000 compared to $27,028,000 in 1999 principally as a result in increases in the number of occupied containers. At December 31, 2001, there were approximately 67,797 occupied containers compared to 59,443 at December 31, 2000 and 57,405 at December 31, 1999.

         Direct operating costs principally includes payroll, equipment lease expense, utilities and vehicle expenses (fuel and insurance). In addition, during 2001 and 2000, included in direct operating costs was $925,000 and $1,853,000, respectively, expensed due to the obsolescence of containers.

         Over the past three years, facility lease expense has continued to decrease ($6,532,000 in 2001, $8,666,000 in 2000 and $9,779,000 in 1999). The
reduction over the past two years is principally the result of moving the operations from leased facilities to wholly-owned facilities, and thus eliminating the lease expense paid to third parties. Lease expense for 2001 was approximately $1.5 million for those leased facilities that were replaced by wholly-owned facilities during 2001. Accordingly, we expect that facility lease expense will continue to decline during 2002 as compared to 2001, as this $1.5 million will not be incurred in 2002.

         At December 31, 2001, 18 of the 55 containerized storage facilities are leased from third parties. We anticipate developing three facilities (which includes one self-storage facility that is being converted to a combination facility) that combine self-storage and containerized storage space in the same location ("Combination Facilities"). These facilities are expected to replace three of the leased facilities during fiscal 2002. The Company has no plans currently to develop or acquire additional facilities to replace the 15 leased facilities that will remain after completion of our Combination Facility development program.

         The containerized storage operations may continue to adversely impact the Company's future earnings and cash flows. There can be no assurance as to the level of the containerized storage business's expansion, level of gross rentals, level of move-outs or profitability.

EQUITY IN EARNINGS OF REAL ESTATE ENTITIES

         In addition to our ownership of equity interests in PSB, we had general and limited partnership interests in 11 limited partnerships at December 31, 2001 (PSB and the limited partnerships are collectively referred to as the "Unconsolidated Entities"). Due to our limited ownership interest and limited control of these entities, we do not consolidate the accounts of these entities for financial reporting purposes, and account for such investments using the equity method.

         Equity in earnings of real estate entities for the year ended December 31, 2001 consists of our pro rata share of the Unconsolidated Entities based upon our ownership interest for the period. Similar to the Company, the Unconsolidated Entities (other than PSB) generate substantially all of their income from their ownership of self-storage facilities, which we manage. As of December 31, 2001, the 11 limited partnerships own a total of 114 self-storage facilities, all of which we manage, and PSB owns and operates 14.8 million net rentable square feet of commercial space. The following table sets forth the significant components of equity in earnings of real estate entities:

HISTORICAL SUMMARY:
-------------------
                                               Year Ended December 31,                    Year Ended December 31,
                                               -----------------------                    ----------------------
                                                                           Dollar                                    Dollar
                                                  2001         2000        Change           2000         1999        Change
                                               ---------     ---------    ---------       ---------    ---------   ---------
                                                                           (Amounts in thousands)
Property operations:
  PSB....................................       $51,335       $42,562      $8,773          $42,562      $35,623      $6,939
  Development Joint Venture..............         6,146         4,541       1,605            4,541        2,346       2,195
  Other investments......................        16,766        16,724          42           16,724       18,036      (1,312)
                                               ---------     ---------    ---------       ---------    ---------   ---------
                                                 74,247        63,827      10,420           63,827       56,005       7,822
                                               ---------     ---------    ---------       ---------    ---------   ---------
Depreciation:
  PSB....................................       (17,534)      (14,672)     (2,862)         (14,672)     (12,130)     (2,542)
  Development Joint Venture..............        (2,064)       (1,887)       (177)          (1,887)      (1,320)       (567)
  Other investments......................        (5,498)       (5,266)       (232)          (5,266)      (6,271)      1,005
                                               ---------     ---------    ---------       ---------    ---------   ---------
                                                (25,096)      (21,825)     (3,271)         (21,825)     (19,721)     (2,104)
                                               ---------     ---------    ---------       ---------    ---------   ---------
Other: (1)
  PSB  (2)...............................       (11,440)       (7,150)     (4,290)          (7,150)      (4,505)     (2,645)
  Development Joint Venture..............           145            40         105               40          153        (113)
  Other investments......................           686         1,217        (531)           1,217          251         966
                                               ---------     ---------    ---------       ---------    ---------   ---------
                                                (10,609)       (5,893)     (4,716)          (5,893)      (4,101)     (1,792)
                                               ---------     ---------    ---------       ---------    ---------   ---------

Total equity in earnings of real estate
entities..................................      $38,542       $36,109      $2,433          $36,109      $32,183      $3,926
                                               =========     =========    =========       =========    =========   =========

(1) "Other" reflects our share of general and administrative expense, interest expense, interest income, and other non-property, non-depreciation related operating results of these entities.

(2) During 2000, we also recorded our pro-rata share of gain on disposition of real estate investments totaling $3,210,000. This gain is included in the line item "Gain on disposition of real estate and real estate investments" on our consolidated statements of income.

         As a result of improved operations of PSB and the continued fill-up of the self-storage facilities owned by the Development Joint Venture, equity in earnings has increased in the years ended December 31, 2001 and 2000 as compared to the previous years. In addition, equity in earnings for the year ended December 31, 2000 includes an increase as compared to the previous year, with respect to certain temporary investments which were acquired in 1999 and 2000 and disposed of in 2000.

         During 2000 and 1999, we acquired controlling interests in certain entities. As a result of these acquisitions of controlling interests, we began to consolidate the accounts of these entities into our financial statements and no longer account for these investments on the equity method. Equity in earnings of real estate entities includes income of $2,293,000 and $4,477,000 for 2000 and 1999, respectively, (none for 2001) with respect to investments that were no longer held at December 31, 2001.

         Equity in earnings of PSB represents our pro rata share (approximately 44% at December 31, 2001) of the earnings of PS Business Parks, Inc., a publicly traded real estate investment trust (American Stock Exchange symbol "PSB") organized by the Company on January 2, 1997. As of December 31, 2001, we owned 5,418,273 common shares and 7,305,355 operating partnership units (units which are convertible into common shares on a one-for-one basis) in PSB. At December 31, 2001, PSB owned and operated 14.8 million net rentable square feet of commercial space located in nine states. PSB also manages the commercial properties owned by the Company and affiliated entities.

         In April 1997, we formed a joint venture partnership (the "Development Joint Venture") with an institutional investor to participate in the development of approximately $220 million of self-storage facilities. The venture is funded solely with equity capital consisting of 30% from the Company and 70% from the institutional investor. Equity in earnings from the Development Joint Venture reflects our pro rata share, based upon our ownership interest, of the operations of the Development Joint Venture. Since inception through December 31, 2000, the Development Joint Venture has developed and opened 47 self-storage facilities with an aggregate cost of approximately $232 million. Generally the construction period takes nine to 12 months followed by an estimated 24 month fill-up process until the newly constructed facility reaches a stabilized occupancy level of approximately 90%. For fiscal 2001, 2000 and 1999, many of the completed facilities were in the fill-up process and had not reached a stabilized occupancy level.

         On January 16, 2002, we purchased the 70% interest from the institutional investor for cash totaling approximately $155,358,000. As a result of this purchase, effective January 16, 2002, we will no longer account for our ownership of this entity using the equity method, and accordingly, equity in earnings of real estate investments will be eliminated with respect to this investment on a go forward basis. Correspondingly, effective January 16, 2002, the rental income, cost of operations and depreciation expense with respect to these 47 facilities will be reflected in our consolidated statements of income.

         Operating results with respect to the "Other investments" includes our pro rata share of earnings with respect to 10 limited partnerships. These limited partnerships were formed by the Company during the 1980's. The Company is the general partner in each limited partnership. The limited partners consist of numerous individual investors, including the Company, which throughout the 1990's acquired units of limited partnership interests in these limited partnerships in various transactions.

         These 10 limited partnerships own 67 self-storage facilities which are managed by the Company under the "Public Storage" name. The operating characteristics of these facilities are similar to those of the Company's self-storage facilities. All 67 of these self-storage facilities are included in the "Same Store" group of facilities - see Supplemental Property Data and Trends below. See Note 5 to the consolidated financial statements for further financial information on these partnerships.

Other Income and Expense Items
--------------------------------------------------------------------------------

         Interest and other income: Interest in other income includes (i) the net operating results from our third party property management operations, (ii) the net operating results from our merchandise sales and consumer truck rentals and (iii) interest income.

         Interest and other income has decreased in 2001 as compared to 2000 principally as a result of lower cash balances invested in interest bearing accounts, as well as lower interest rates. Interest and other income has increased in 2000 as compared to 1999 principally as a result of higher average cash balances invested in interest bearing accounts. The changes in average cash balances are primarily due to the timing of investing proceeds from the issuance of equity securities into real estate assets.

         Depreciation and amortization: Depreciation and amortization expense was $168,061,000 in 2001, $148,967,000 in 2000 and $137,719,000 in 1999.
Depreciation expense with respect to our real estate facilities was $152,901,000 in 2001, $134,857,000 in 2000 and $123,495,000 in 1999; the increases are due to the acquisition and development of additional real estate facilities in 1999 through 2001. Depreciation expense with respect to non real estate assets, primarily depreciation of equipment and containers associated with the containerized storage operations, was $5,851,000 in 2001, $4,801,000 in 2000 and $4,915,000 in 1999. Amortization expense with respect to intangible assets totaled $9,309,000 for each of the three years ended December 31, 2001.

         In accordance with the provisions of Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets,"("SFAS 142") and as discussed in Note 14 to the consolidated financial statements, amortization expense with respect to intangible assets is expected to be reduced by $2,709,000 in 2002 and beyond as a result of certain provisions of SFAS 142 which preclude amortization of goodwill and intangible assets with indeterminable lives.

         General and administrative expense: General and administrative expense was $21,038,000 in 2001, $21,306,000 in 2000 and $12,491,000 in 1999. General
and administrative costs for each year principally consists of state income taxes, investor relation expenses, certain overhead cost associated with the acquisition and development of real estate facilities, and overhead cost associated with the containerized storage business.

         The increase in 2000 as compared to 1999 is primarily due to increases in our product research and development efforts, costs associated with lease terminations on leased storage facilities used by PSPUD which were replaced by newly-developed facilities, and increased consulting fees. The total amount of such expenses was approximately $5,963,000 in 2000 as compared to $1,291,000 in 1999. In addition during 2000, when compared to 1999, we experienced an increase in overhead costs associated with the acquisition and development of real estate facilities amounting to $1,447,000.

         In 2001, we continued to experience product research and development costs, lease termination expense as well as an increase in employee severance costs which in aggregate totaled $5,630,000. During 2001, when compared to 2000, we experienced an increase in overhead cost associated with the acquisition and development of real estate facilities amounting to $2,159,000.

         Although we expect that our general and administrative expense for fiscal 2002 will be less than what we experienced in 2001 and 2000, we expect to continue to exceed the level of general and administrative expense experienced in 1999 because the Company has continued to expand the size and scope of its operations.

         Interest expense: Interest expense was $3,227,000 in 2001, $3,293,000 in 2000 and $7,971,000 in 1999. Debt and related interest expense remain relatively low compared to our overall asset base. The decrease in interest expense in 2001 and 2000 compared to 1999 is principally the result of increased capitalized interest, as well as a reduction in average outstanding debt balances. Capitalized interest expense totaled $8,992,000 in 2001, $9,778,000 in 2000 and $4,509,000 in 1999 in connection with our development activities.

         The combined interest expense and capitalized interest was $12,219,000 in 2001, $13,071,000 in 2000 and $12,480,000 in 1999. The increase in 2000 as compared to 1999 is due to the addition of $100 million of notes payable assumed in a merger during 1999, partially offset by regular principal amortization.

         We expect that our aggregate interest cost (interest expensed and capitalized interest combined) during fiscal 2002 will continue to decline as a result of principal amortization. During fiscal 2002, scheduled principal amortization approximates $28.0 million. The amount of interest which will be capitalized during fiscal 2002 will be dependent on our development activities which we believe will approximate the levels in fiscal 2001.

         Minority interest in income: Minority interest in income represents the income allocable to equity interests in Consolidated Entities, which are not owned by the Company. The following table summarizes minority interest in income for each of the three years ended December 31, 2001:

                                                    Minority interest in income for the year ended
                                                    ----------------------------------------------
                                                     December 31,    December 31,     December 31,
                  Description                           2001             2000             1999
----------------------------------------------      -------------   -------------    -------------
                                                                   (in thousands)
Preferred partnership interests...............       $   31,737       $  24,859        $       -

Consolidated Development Joint Venture .......            1,074             325                8
Convertible OP Units .........................              359             577            1,175
Other consolidated partnerships...............           12,845          12,595           14,823
                                                    -------------   -------------    -------------
Total minority interests in income............       $   46,015       $  38,356        $  16,006
                                                    =============   =============    =============

         On March 17, 2000, one of our consolidated operating partnerships issued $240.0 million of 9.5% Series N Cumulative Redeemable Perpetual Preferred Units. On March 29, 2000 the partnership issued $75.0 million of 9.125% Series O Cumulative Redeemable Perpetual Preferred Units and on August 11, 2000, issued $50.0 million of 8.75% Series P Cumulative Redeemable Perpetual Preferred Units. In August 2001, we repurchased, at par, $30 million of 9.125% Series O Cumulative Redeemable Perpetual Preferred Units. In October 2001, we repurchased, at par, $50 million of 8.75% Series P Cumulative Redeemable Perpetual Preferred Units. For 2001 and 2000, the holders of our preferred partnership units were paid in aggregate approximately $31,737,000 and $24,859,000, respectively, in distributions and received a corresponding allocation of minority interest in earnings for the respective period. We estimate that during 2002 we will pay aggregate distributions totaling $26.9 million to these units with a corresponding allocation of income to minority interest in earnings.

         In November 1999, we formed a development joint venture (the "Consolidated Development Joint Venture") with a joint venture partner whose partners include an institutional investor and B. Wayne Hughes ("Mr. Hughes"). The Consolidated Development Joint Venture is funded solely with equity capital consisting of 51% from the Company and 49% from the joint venture partner. Included in minority interest in income for the years ended December 31, 1999, 2000, and 2001 is $8,000, $325,000, and $1,074,000, respectively, representing our joint venture partner's pro rata interest in the operations of the Consolidated Development Joint Venture. The facilities in the entity are newly developed facilities that are all in the fill-up phase. The increase in minority interest in income in 2001 and 2000 as compared to the preceding years with respect to the Consolidated Development Joint Venture is due to the opening and fill-up of the facilities owned by this entity. We expect that such minority interest in income will continue to increase during 2002 as the facilities continue to fill-up and increase the earnings of this entity.

         We recently mailed an information statement relating to the April 19, 2002 acquisition by the Company of all of the remaining limited partnership interest not currently owned by the Company in PS Partners V, Ltd., a partnership which is consolidated with the Company. Minority interest in income for the year ended December 31, 2001, with respect to these interests, was approximately $2.0 million and is included in the "Other consolidated partnerships" category in the table above. If completed, the transaction would have the effect of reducing minority interest in income on a go forward basis. See Acquisition and Development of Facilities below.

         In determining income allocable to the minority interest for 2001, 2000 and 1999 consolidated depreciation and amortization expense of approximately $7,847,000, $7,138,000 and $9,294,000, respectively, was allocated to the minority interests. Of these amounts, $2,373,000, $365,000, and $15,000, respectively, was allocated to the minority interests in the Consolidated Development Joint Venture, with the remainder allocated to the minority interests in the Other Consolidated Partnerships and the Convertible OP Units.

Supplemental Property Data and Trends
--------------------------------------------------------------------------------

         At December 31, 2001, there were approximately 46 ownership entities owning in aggregate 1,384 storage facilities, including the facilities which we own and/or operate. At December 31, 2001, 114 of these facilities were owned by Unconsolidated Entities, entities in which we have an ownership interest and use the equity method for financial statement presentation. The remaining 1,270 facilities are owned by the Company and Consolidated Entities.

         The following table summarizes our investment in real estate facilities as of December 31, 2001:


                                                             Net Rentable Square
                                              Number of       Footage of Storage
                                              Storage             Facilities
                                             Facilities        (in thousands)
                                             ----------      -------------------
Consolidated facilities:
   Wholly-owned by the Company.............         721                44,927
   Owned by Consolidated Entities..........         549                31,992
                                             ----------      -------------------
                                                  1,270                76,919
                                             ----------      -------------------
Facilities owned by Unconsolidated Entities:
   Institutional partnerships..............          13                   855
   Development Joint Venture (a)...........          47                 2,879
   Other...................................          54                 2,998
                                             ----------      -------------------
                                                    114                 6,732
                                             ----------      -------------------
 Total  facilities  in which the  Company has
   an ownership interest...................       1,384                83,651
                                             ==========      ===================

(a) In January 2002, we acquired the remaining 70% interest in this partnership in which we previously owned only a 30% interest for an aggregate of $155,358,000.

         In addition to the Company's interest in storage facilities noted above, the Company and the Consolidated Entities own five commercial facilities with an aggregate of 385,000 net rentable square feet. We also have a 44% common interest in PSB, which owns and operates 14.8 million net rentable square feet of commercial space.

         In order to evaluate how our overall self-storage portfolio has performed, as management we analyze the operating performance of a consistent group of storage facilities representing 945 (54.9 million net rentable square feet) of the 1,384 storage facilities (herein referred to as "Same Store" storage facilities). The 945 facilities represent a consistent pool of properties which have been operated under the "Public Storage" name, at a stabilized level, by the Company since January 1, 1994. From time to time, we remove facilities from the "Same Store" pool as a result of expansions, dispositions or other activities which make such facilities' results not comparable to previous periods.

         The Same Store group of properties includes 82 facilities that are not consolidated in the financial statements. Accordingly, rental income and cost of operations with respect to these 82 facilities are not reflected on the consolidated statements of income. As of December 31, 2001, the remaining 863 facilities are included in the consolidated financial statements, however, many of them were not included in the consolidated financial statements throughout each of the three years presented. The following table summarizes the pre-depreciation historical operating results of the Same Store storage facilities:

SAME STORE STORAGE FACILITIES:
------------------------------
(historical property operations)
                                           Year Ended December 31,                   Year Ended December 31,
                                           -----------------------                   -----------------------
                                                                    Percentage                                Percentage
                                              2001         2000       Change            2000         1999       Change
                                           ----------   ----------  ----------       ----------   ----------  ----------
                                                    (Dollar amounts in thousands except rent per square foot)

Rental income (1)...................        $583,899     $544,202     7.3%            $544,202     $521,256      4.4%
Cost of operations (2)..............         167,019      163,390     2.2%             163,390      154,310      5.9%
                                           ----------   ----------  ----------       ----------   ----------  ----------
Net operating income................        $416,880     $380,812     9.5%            $380,812     $366,946      3.8%
                                           ==========   ==========  ==========       ==========   ==========  ==========
Gross profit margin (3).............           71.4%        70.0%     1.4%               70.0%        70.4%     (0.4)%

Weighted Average:
  Occupancy.........................           89.7%        92.3%    (2.6)%              92.3%        92.5%     (0.2)%
  Realized annual rent per sq. ft (4)         $11.85       $10.73    10.4%              $10.73       $10.26      4.6%

1. Rental income includes late charges and administrative fees that in aggregate totaled $19,581,000 in 2001, $19,837,000 in 2000 and $19,807,000
     in 1999. Rental income does not include retail sales or truck rental income generated at the facilities.

2.   Cost of operations consists of the following:

                                                     2001              2000              1999
                                                --------------     --------------     --------------
Payroll expense...........................          $45,341           $46,252             $45,060
Property taxes............................           46,729            45,983              46,142
Repairs and maintenance...................           13,046            15,740              13,094
Advertising...............................           15,694             8,592               7,470
Telephone reservation center costs........            8,148             9,509               7,844
Utilities.................................           12,415            11,878              11,594
Management, office, insurance, and other
  expenses................................           25,646            25,436              23,106
                                                --------------     --------------     --------------
                                                   $167,019          $163,390            $154,310
                                                ==============     ==============     ==============

3. Gross profit margin is computed by dividing property net operating income (before depreciation expense) by rental revenues.

4. Realized annual rent per square foot is computed by annualizing rental income excluding late charges and administrative fees divided by weighted average occupied square footage for the year.

         As indicated above, the Same Store Facilities net operating income increased 9.5% in 2001 as compared to 2000 and 3.8% in 2000 as compared to 1999. Rental income increased 7.3% in 2001 as compared to 2000 and 4.4% in 2000 as compared to 1999. Cost of operations increased 2.2% in 2001 as compared to 2000 and 5.9% in 2000 as compared to 1999. We do not expect to maintain this level of growth in 2002 either as to net operating income or rental income.

         The increase in rental income for 2001 as compared to 2000 is attributable to a 10.4% increase in realized rent per occupied square foot partially offset by a reduction in weighted average occupancy levels during the period. Higher realized rent per occupied square foot was achieved through more aggressive pricing of our self-storage space, partially offset by a reduction in occupancy levels. During 2001, we increased rents charged to new tenants and significantly reduced the level of discounts offered to new tenants. Promotional discounts totaled approximately $4.1 million in 2001, $13.9 million in 2000 and $14.7 in 1999. In addition, during 2001, we increased the level of rent charged to our existing tenant base in many markets.

         We believe that our ability to raise rents and reduce promotional discounts and thereby increase rental income during 2001 was facilitated by 1) more aggressive marketing efforts, including an increase in television advertising expenditures for 2001 of $6.2 million as compared to 2000, as well as an increase in the intensity of our yellow page advertising, and 2) the continuing impact of our efforts over the last several years to improve the value of the Public Storage brand, most significantly through the completion of our program to enhance our visual icon and to modernize the appearance of our self-storage facilities.

         We believe that principally as a result of our more aggressive rental rates and reductions in the amount of promotional discounts, and partially as a result of the national economic contraction (discussed below), our weighted average occupancy levels decreased during 2001 as compared to 2000. Our occupancy levels through the first two months of fiscal 2002 continued to trend downward, with the Same Store Facilities average occupancy level at 83.4% at February 28, 2002 as compared to 89.0% at February 28, 2001. While the occupancy level at February 28, 2002 is significantly lower than the average occupancy levels experienced during the year, some decreases in occupancy are expected due to minor seasonal fluctuations in occupancies. Occupancies are generally higher in the summer months than in the winter months. We therefore believe that the comparison of occupancies at February 28, 2001 versus that at February 28, 2002 provides a more meaningful measure of occupancy trends.

         We believe that the national economic contraction has also contributed to our decreasing occupancies; however, it is difficult to isolate the impact of the downturn from our aforementioned pricing decisions. While there can be no assurance, we believe that the potential impact of regional downturns are partially mitigated by the geographic diversification and quality locations of our facilities. Our storage facilities are geographically diversified and are located primarily in or near major metropolitan markets in 37 states.

         We are continuously evaluating our call volume, reservation activity, and move-in/move-out rates for each of our markets relative to our marketing activities and rental rates. In addition, we are evaluating market supply and demand factors and based upon these analyses we are continuing to adjust our marketing activities, and are currently reducing rental rates charged to new incoming tenants in an effort to increase our occupancy levels.

     Same-Store Operating Trends by Region (Dollar amounts in thousands, except weighted average amounts)
-------------------------------------------------------------------------------------------------------------
                Northern California     Southern California            Texas                  Florida
               ---------------------   ---------------------    ---------------------   ---------------------
                          % change                % change                % change                % change
                            from                    from                    from                    from
                Amount    prior year    Amount    prior year    Amount    prior year    Amount    prior year
               -------    ----------   --------   ----------    -------   ----------    -------   ----------
Rental income:
--------------
        2001   $88,169       8.50%     $115,232     10.80%      $48,786      5.50%      $34,905      6.90%
        2000   $81,262       5.30%     $103,972      7.60%      $46,242      1.40%      $32,664      3.20%
        1999   $77,154       3.00%      $96,672      8.30%      $45,601      2.10%      $31,649      2.40%

Cost of operations:
-------------------
        2001   $20,100       6.50%      $24,828      3.00%      $18,986      4.90%      $12,208      5.30%
        2000   $18,881       7.00%      $24,115      7.70%      $18,101      1.00%      $11,591      3.70%
        1999   $17,654       1.20%      $22,393      2.10%      $17,920      4.40%      $11,180      3.20%

Net operating income:
---------------------
        2001   $68,069       9.10%      $90,404     13.20%      $29,800      5.90%      $22,697      7.70%
        2000   $62,381       4.80%      $79,857      7.50%      $28,141      1.70%      $21,073      3.00%
        1999   $59,500       3.50%      $74,279     10.30%      $27,681      0.60%      $20,469      2.00%

Weighted avg. occupancy:
------------------------
        2001     90.60%     (4.00)%      91.00%     (4.70)%       89.80%    (0.60)%       88.90%    (0.50)%
        2000     94.60%      1.40%       95.70%      0.80%        90.40%    (1.60)%       89.40%    (0.70)%
        1999     93.20%     (1.50)%      94.90%      0.70%        92.00%    (0.60)%       90.10%    (0.50)%

Weighted avg. annual realized rents per occupied sq. ft.:
---------------------------------------------------------
        2001     $15.33     13.40%      $15.25      16.70%        $8.06      6.10%       $10.18      7.80%
        2000     $13.52      3.80%      $13.07       6.60%        $7.60      3.30%        $9.44      4.10%
        1999     $13.03      4.50%      $12.26       7.60%        $7.36      2.80%        $9.07      2.80%

Number of
  facilities        120                   134                      107                      70

Same-Store Operating Trends by Region (Dollar amounts in thousands, except weighted average amounts)
----------------------------------------------------------------------------------------------
                                      Illinois              Other states               Total
                               ---------------------    ---------------------  ---------------------
                                          % change                % change                % change
                                            from                    from                    from
                                Amount    prior year    Amount    prior year    Amount    prior year
                               -------    ----------    --------  ----------   --------   ----------
Rental income:
--------------
        2001                   $41,045       6.40%      $255,762     5.90%     $583,899      7.30%
        2000                   $38,592       4.90%      $241,470     3.50%     $544,202      4.40%
        1999                   $36,779       6.00%      $233,401     3.60%     $521,256      4.30%

Cost of operations:
-------------------
        2001                   $14,192      (1.20)%      $76,705     0.50%     $167,019      2.20%
        2000                   $14,369       6.90%       $76,333     6.40%     $163,390      5.90%
        1999                   $13,441      (5.50)%      $71,722     3.70%     $154,310      2.30%

Net operating income:
---------------------
        2001                   $26,853      10.90%      $179,057     8.40%     $416,880      9.50%
        2000                   $24,223       3.80%      $165,137     2.10%     $380,812      3.80%
        1999                   $23,338      13.90%      $161,679     3.60%     $366,946      5.20%

Weighted avg. occupancy:
------------------------
        2001                     89.30%     (2.50)%      89.20%     (2.30)%       89.70%    (2.60)%
        2000                     91.80%     (0.80)%      91.50%     (0.40)%       92.30%    (0.20)%
        1999                     92.60%     (0.10)%      91.90%      0.30%        92.50%     0.00%

Weighted avg. annual realized rent per occupied sq. ft.:
--------------------------------------------------------
        2001                     $13.00      9.20%       $10.97      8.80%        $11.85    10.40%
        2000                     $11.90      5.60%       $10.08      3.80%        $10.73     4.60%
        1999                     $11.27      5.90%        $9.71      3.20%        $10.26     4.30%

Number of
  facilities                        56                      458                     945

Liquidity and Capital Resources
--------------------------------------------------------------------------------

         We believe that our internally generated net cash provided by operating activities will continue to be sufficient to enable us to meet our operating expenses, capital improvements, debt service requirements and distributions to shareholders for the foreseeable future.

         Operating as a real estate investment trust ("REIT"), our ability to retain cash flow for reinvestment is restricted. In order for us to maintain our REIT status, a substantial portion of our operating cash flow must be used to make distributions to our shareholders (see "Requirement to Pay Distributions" below). However, despite the significant distribution requirements, we have been able to retain a significant amount of our operating cash flow. The following table summarizes our ability to fund distributions to the minority interest, capital improvements to maintain our facilities, and distributions to our shareholders through the use of cash provided by operating activities. The remaining cash flow generated is available to make both scheduled and optional principal payments on debt and for reinvestment.

                                                                                  For the Year Ended December 31,
                                                                               ----------------------------------------
                                                                                       (Amount in thousands)
                                                                                 2001            2000           1999
                                                                               ---------       ---------      ---------
Net cash provided by operating activities.............................         $538,534        $522,565       $463,292

Allocable to minority interests (Preferred Units).....................          (31,737)        (24,859)             -
Allocable to minority interests (common equity).......................          (22,125)        (20,635)       (25,300)
                                                                               ---------       ---------      ---------

Cash from operations allocable to our shareholders....................          484,672         477,071        437,992

Capital improvements to maintain our facilities:
  Storage facilities..................................................          (34,436)        (32,410)       (28,267)
  Commercial properties...............................................           (1,042)           (613)          (756)
  Add back: minority interest share of capital improvements to maintain
    facilities........................................................            1,267             728          1,269
                                                                               ---------       ---------      ---------

Remaining operating cash flow available for distributions to our
   shareholders.......................................................          450,461         444,776        410,238

Distributions paid:
   Preferred stock dividends..........................................         (117,979)       (100,138)       (94,793)
   Equity Stock, Series A dividends...................................          (19,455)        (11,042)             -
   Regular distributions to Common and Class B shareholders...........         (162,481)       (115,460)      (113,297)
   Special distributions to Common and Class B shareholders (a).......          (42,115)        (78,673)       (82,086)
                                                                               ---------       ---------      ---------


Cash available for principal payments on debt and reinvestment........         $108,431        $139,463       $120,062
                                                                               =========       =========      =========

(a) The special distribution for 2001 was declared in August 2001 and paid in September 2001. The special distribution for 2000 was declared in August 2000 and paid in September 2000. The special distribution for 1999 was declared in 1999 and paid in January 2000. In each instance, the special distribution enabled the Company to maintain its REIT status with respect to the distribution requirements.

         Our financial profile is characterized by a low level of debt to total capitalization, increasing net income, increasing cash flow from operations, and a conservative dividend payout ratio with respect to the common stock. We expect to fund our growth strategies with cash on hand at December 31, 2001, internally generated retained cash flows, and proceeds from issuing equity securities. In general, our current strategy is to continue to finance our growth with permanent capital; either common or preferred equity. We have in the past used our $200 million line of credit as temporary "bridge" financing, and repaid those amounts with internally generated cash flows and proceeds from the placement of permanent capital. As of December 31, 2001, outstanding borrowings under our $200 million bank line of credit totaled $25 million. In addition, outstanding debt at December 31, 2001 totaled $143.6 million, consisting of mortgage debt of $23.8 million and unsecured debt of $119.8 million. By comparison, our real estate facilities had a net book value of approximately $3.8 billion at December 31, 2001. Accordingly, our portfolio of real estate facilities is substantially unencumbered.

         Over the past three years we have funded substantially all of our acquisitions with permanent capital (both common and preferred securities). We have elected to use preferred securities as a form of leverage despite the fact that the dividend rates of our preferred securities exceed the prevailing market interest rates on conventional debt. We have chosen this method of financing for the following reasons: (i) under the REIT structure, a significant amount of operating cash flow needs to be distributed to our shareholders making it difficult to repay debt with operating cash flow alone, (ii) our perpetual preferred stock has no sinking fund requirement, or maturity date and does not require redemption, all of which eliminate any future refinancing risks, (iii) after the end of a non-call period, we have the option to redeem the preferred stock at any time, which in 2001 enabled us to effectively refinance higher coupon preferred stock with new preferred stock at lower rates, (iv) preferred stock does not contain onerous covenants, thus allowing us to maintain significant financial flexibility, and (v) dividends on the preferred stock can be applied to our REIT distribution requirements.

         Our credit ratings on each of our series of Cumulative Preferred Stock by each of the three major credit agencies are "Baa2" by Moody's and BBB+ by both Standard & Poor's and Fitch IBCA.

         We believe that our size and financial flexibility enables us to access capital when appropriate. During 2001, we completed the following capital raising activities (amounts are presented net of issuance costs):

                                                                              Cumulative       Equity
                                                                              Preferred        Stock,
              Securities issued                      Date issued                 Stock        Series A
---------------------------------------------   -------------------        ---------------   ----------
                                                                                 (in thousands)
8.60% Cumulative Preferred Stock, Series Q      January 19, 2001             $  166,966       $      -
Public issuance of Equity Stock, Series A       April  11, 2001                       -         51,836
Direct placement of Equity Stock, Series A      May 31, 2001                          -         20,294
8.00% Cumulative Preferred Stock, Series R      September 28, 2001              493,085              -
7.875% Cumulative Preferred Stock, Series S     October 31, 2001                139,022              -
Direct placement of Equity Stock, Series A      November 21, 2001                     -          2,690
                                                                           ---------------   ----------
                                                                             $  799,073        $74,820
                                                                           ===============   ==========

         The net proceeds raised through the issuance of our Cumulative Preferred Stock, Series R and Series S allowed us to take advantage of favorable rate spreads. Accordingly, at our option, we redeemed for cash our Cumulative Preferred Stock Series G, Series H and Series I, each having higher coupon rates than either the Series R or Series S. In addition, we repurchased all of our outstanding Series P Partnership Preferred Units and a portion of our outstanding Series O Partnership Preferred Units. These transactions, summarized below, represented a refinancing of a portion of our permanent capital structure into lower coupon securities.

                                                                             Cumulative       Preferred
                                                   Date Redeemed or          Preferred       Partnership
       Security Redeemed or Repurchased               Repurchased             Stock             Units
---------------------------------------------   -------------------        ---------------   ----------
                                                                                 (in thousands)
9.125% Cumulative Preferred Units, Series O     August 31, 2001              $        -       $ 30,000
8 7/8% Cumulative Preferred Stock, Series G     September 28, 2001              172,525              -
8.45% Cumulative Preferred Stock, Series H      October 5, 2001                 168,775              -
8.75% Cumulative Preferred Units, Series P      October 15, 2001                      -         50,000
8 5/8% Cumulative Preferred Stock, Series I     November 13, 2001               100,025              -
                                                                           ---------------   ----------
                                                                             $  441,325        $80,000
                                                                           ===============   ==========

         The Cumulative Preferred Stock amounts listed above include redemption cost of approximately $25,000 per redemption.

         Subsequent to December 31, 2001, we issued additional Cumulative Preferred Stock: $150 million of our 7.625% Cumulative Preferred Stock, Series T was issued on January 18, 2002 and $150 million of our 7.625% Cumulative Preferred Stock, Series U was issued on February 19, 2002.

         It is our intent to call for redemption our 10% Senior Preferred Stock Series A, which becomes redeemable on September 30, 2002. The aggregate redemption amount for this security is $25 per share or approximately $45.6 million, plus accrued dividends.

         Requirement to Pay Distributions: We have operated, and intend to continue to operate, in such a manner as to qualify as a REIT under the Internal Revenue Code of 1986, but no assurance can be given that we will at all times so qualify. To the extent that the Company continues to qualify as a REIT, we will not be taxed, with certain limited exceptions, on the taxable income that is distributed to our shareholders, provided that at least 90% of our taxable income is so distributed to our shareholders prior to filing of the Company's tax return. We have satisfied the REIT distribution requirement since 1980.

         During 2001, we paid regular quarterly distributions of $0.22 per common share for the first two quarters; during the third and fourth quarters the regular quarterly distribution was $0.45 per common share. In addition, in the third quarter, a special distribution in the amount of $0.35 per common share (an aggregate of $39.7 million) was declared and paid.

         Aggregate dividends paid during 2001, totaled $118.0 million to the holders of our Cumulative Preferred Stock, $193.1 million to the holders of our Common Stock, $11.5 million to the holders of our Class B Common Stock and $19.5 million to the holders of our Equity Stock, Series A. Although we have not finalized the calculation of our 2001 taxable income, we believe that the aggregate dividends paid in 2001 to our shareholders were designed to enable us to continue to qualify as a REIT.

         We estimate that the distribution requirements for fiscal 2002 with respect to our Cumulative Preferred Stock outstanding (including the Series T and U issued subsequent to December 31, 2001), and assuming the redemption of Cumulative Preferred Stock, Series A, will be approximately $150.6 million.

         During 2001, we paid distributions totaling $31.7 million with respect to our Preferred Partnership Units. We estimate the annual distributions requirements with respect to the preferred partnership units outstanding at December 31, 2001 to be approximately $26.9 million.

         For 2002, distributions with respect to the Common Stock and Equity Stock, Series A will be determined based upon our REIT distribution requirements after taking into consideration distributions to the preferred shareholders. We anticipate that, at a minimum, quarterly distributions per common share will remain at $0.45 per common share (increased from $0.22 per common share during 2000 and in the first two quarters of 2001). For the first quarter of 2002, a quarterly distribution of $0.45 per common share has been declared by our Board of Directors. Over the past several years, in addition to the regular quarterly dividends paid to our common shareholder, we also paid special distributions. These special distributions were necessary to meet our distribution requirements in order to maintain our REIT tax status. The need to make a special distribution in 2002 is not determinable at this time and will depend in large part on our 2002 taxable income relative to the distributions being paid to all of our shareholders.

         With respect to the depositary shares of Equity Stock, Series A, we have no obligation to pay distributions if no distributions are paid to the common shareholders. To the extent that we do pay common distributions in any year, the holders of the depositary shares receive annual distributions equal to the lesser of (i) five times the per share dividend on the common stock or (ii) $2.45. The depositary shares are noncumulative, and have no preference over our Common Stock either as to dividends or in liquidation.

         Capital Improvement Requirements: During 2002, we have budgeted approximately $31 million for capital improvements. Capital improvements include major repairs or replacements to the facilities which keep the facilities in good operation condition and maintain their visual appeal. Capital improvements do not include costs relating to the development or expansion of facilities.

         Debt Service Requirements: We do not believe we have any significant refinancing risks with respect to our mortgage debt, all of which is fixed rate. At December 31, 2001, we had total outstanding notes payable of approximately $143.6 million. See Note 7 to the consolidated financial statements for approximate principal maturities of such borrowings. We anticipate that our retained operating cash flow will continue to be sufficient to enable us to make scheduled principal payments. It is our current intent to fully amortize our debt as opposed to refinance debt maturities with additional debt.

         Growth Strategies: During 2002, we intend to continue to expand our asset and capital base through the acquisition of real estate assets and interests in real estate assets through direct purchases, mergers, tender offers or other transactions and through the development of additional storage facilities.

         Acquisition and Development of Facilities: During 2001, we acquired only one self-storage facility for approximately $3.5 million. During 2000, we acquired two commercial facilities and 12 storage facilities at an aggregate cost of approximately $67.1 million. Our low level of third party acquisitions over the past two years is not indicative of either the supply of facilities offered for sale or our ability to finance the acquisitions, but is primarily due to prices sought by sellers and our lack of desire to pay such prices. During fiscal 2002, we will continue to seek to acquire additional self-storage facilities from third parties, however, it is difficult to estimate the level of third party acquisitions.

         On September 15, 2000, we acquired the remaining ownership interests in an affiliated partnership, of which we were the general partner, for an aggregate acquisition cost of $81.2 million. This partnership owned 13 self-storage facilities.

         In April 1997, we formed a joint venture partnership with an institutional investor for the purpose of developing up to $220.0 million of self-storage facilities. The joint venture is funded solely with equity capital consisting of 30% from us and 70% from the institutional investor. Our share of the cost of the real estate in the joint venture was approximately $69 million at December 31, 2001. As of December 31, 2001, the joint venture had 47 operating facilities, with 2,804,000 net rentable square feet and total development costs of approximately $232 million. On January 16, 2002, we acquired the 70% interest from the institutional investor for approximately $155,358,000 in cash. This transaction was principally financed with the capital raised through the issuance of our 7.625% Cumulative Preferred Stock, Series T.

         We recently mailed an information statement relating to the April 19, 2002 acquisition by the Company of all of the 55,150 limited partnership units that it did not own in PS Partners V, Ltd., a partnership which is consolidated with the Company. The acquisition of the 55,150 units will be accomplished through a merger of a subsidiary of the Company into the partnership and the conversion of the 55,150 units into either cash or common stock of the Company. Each unit will be converted into the right to receive a value of $596 in our common stock or, cash at the election of the unitholder. We expect that the cash portion of the transaction will be funded by available cash on hand.

         In November 1999, we formed a second joint venture partnership for the development of approximately $100 million of self-storage facilities. The venture is funded solely with equity capital consisting of 51% from us and 49% from the joint venture partner. The term of the joint venture is 15 years. After six years, the joint venture partner has the right to cause the Company to purchase the joint venture partner's interest for an amount necessary to provide them with a maximum return of 10.75% or less in certain circumstances. At December 31, 2001, this development joint venture was committed to develop 22 facilities (approximately 1,464,000 net rentable sq. ft.), of which 20 facilities (approximately 1,285,000 net rentable sq. ft.) were completed at an aggregate cost of approximately $96.0 million. As of December 31, 2001, this development joint venture is developing two additional projects (approximately 144,000 net rentable square feet) that were in process, with total costs incurred of $11.0 million and estimated remaining costs to complete of $700,000.

         We currently have a development "pipeline" of 46 self-storage facilities, combination facilities, and expansions to existing self-storage facilities with an aggregate estimated cost of approximately $298.4 million. Approximately $121.2 million of development cost has been incurred as of December 31, 2001. We have acquired the land for 32 of these projects, which have an aggregate estimated cost of approximately $200.4 million, and costs incurred as of December 31, 2001 of approximately $117.1 million. The remaining 14 facilities represent identified sites where we have an agreement in place to acquire the land, generally within one year. We anticipate that the development of these projects will be funded solely by the Company.

         The development and fill-up of these storage facilities is subject to significant contingencies such as obtaining appropriate governmental approvals. We estimate that the amount remaining to be spent of approximately $177.2 million will be incurred over the next 18 - 24 months. The following table sets forth our development pipeline and a range of estimated opening dates for these projects:

                                             Number    Total Estimated       Total Cost         Estimated time
                                              of           Cost of        Incurred through    Frames of Facility
                                           Facilities    Development      December 31, 2001        Openings
                                           ----------  ---------------    -----------------   ------------------
Development - Land Acquired at 12/31/01
---------------------------------------
Self-storage facilities...............         23         $   157,283         $    91,103      Q1 '02 - Q2 `03
Expansions of existing self-storage
    facilities........................          6              23,165               7,321      Q1 '02 - Q2 `03
Expansion of existing self-storage
    facilities into Combination
    Facilities........................          1               5,850               5,542           Q1 `02
Combination facilities................          2              14,136              13,111           Q1 `02
                                           ----------  ---------------    -----------------
     Total............................         32             200,434             117,077
                                           ----------  ---------------    -----------------
Potential  Development  -  Land  to  be
---------------------------------------
Acquired After 12/31/01
-----------------------
Other self-storage facilities.........         14              97,971               4,104      Q4 '02 - Q4 `03
                                           ----------  ---------------    -----------------
     Total Development Pipeline.......         46         $   298,405         $   121,181
                                           ==========  ===============    =================

         In addition to the above projects, we have 12 parcels of land held for development with total costs of approximately $30,001,000 at December 31, 2001.

         Stock Repurchase Program: The Company's Board of Directors has authorized the repurchase from time to time of up to 25,000,000 shares of the Company's common stock on the open market or in privately negotiated transactions. During 2001, we repurchased a total of 10,585,593 common shares, for a total aggregate cost of approximately $276.9 million. From the inception of the repurchase program through December 31, 2001, we have repurchased a total of 21,486,020 shares of common stock at an aggregate cost of approximately $535.5 million. From January 1, 2002 until March 26, 2002, there were no significant repurchases of our common stock.

         Funds from Operations: Total funds from operations ("FFO") increased to $499.6 million for the year ended 2001 compared to $452.2 million for the year ended 2000 and $429.0 million in 1999. FFO available to common shareholders (after deducting preferred stock dividends) increased to $362.1 million for the year ended December 31, 2001 compared to $341.0 million in 2000 and $334.2 million in 1999. FFO means net income (loss) (computed in accordance with generally accepted accounting principles) before (i) gain (loss) on early extinguishment of debt, (ii) minority interest in income and (iii) gain (loss) on disposition of real estate, adjusted as follows: (i) plus depreciation and amortization related to real estate assets (including the Company's pro-rata share of depreciation and amortization of unconsolidated equity interests and amortization of assets acquired in a merger, including property management agreements and goodwill), and (ii) less FFO attributable to minority interests.

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

ITEM 7A. Quantitative and Qualitative Disclosures About Market Risk

         To limit our exposure to market risk, we principally finance our operations and growth with permanent equity capital consisting either of common or preferred stock. At December 31, 2001, the Company's debt as a percentage of total shareholders' equity (based on book values) was 4.3%.

         Our preferred stock is not redeemable at the option of the holders. Except under certain conditions relating to the Company's qualification as a REIT, the Senior Preferred Stock is not redeemable by the Company prior to the following dates: Series A - September 30, 2002, Series B - March 31, 2003, Series C - June 30, 1999, Series D - September 30, 2004, Series E - January 31, 2005, Series F - April 30, 2005, Series J - August 31, 2002, Series K - January 19, 2004, Series L - March 10, 2004, Series M - August 17, 2004, Series Q - January 19, 2006, Series R - September 28, 2006, Series S - October 31, 2006, Series T - January 18, 2007 and Series U - February 19, 2007. On or after the respective dates, each of the series of Senior Preferred Stock will be redeemable at the option of the Company, in whole or in part, at $25 per share (or depositary share in the case of the Series J through Series U), plus accrued and unpaid dividends.

         Our market risk sensitive instruments include notes payable, which totaled $168,552,000 at December 31, 2001. All of our notes payable bear interest at fixed rates. See Note 7 to the consolidated financial statements for terms, valuations and approximate principal maturities of the notes payable as of December 31, 2001.

ITEM 8.  Financial Statements and Supplementary Data

         The financial statements of the Company at December 31, 2001 and December 31, 2000 and for each of the three years in the period ended December 31, 2001 and the report of Ernst & Young LLP, Independent Auditors, thereon and the related financial statement schedule, are included elsewhere herein. Reference is made to the Index to Financial Statements and Schedules in Item 14.

ITEM 9.  Disagreements on Accounting and Financial Disclosure

         Not applicable.

                                    PART III

ITEM 10. Directors and Executive Officers of the Registrant

         The information required by this item with respect to directors is hereby incorporated by reference to the material appearing in the Company's definitive proxy statement to be filed in connection with the annual shareholders' meeting to be held on May 9, 2002 (the "Proxy Statement") under the caption "Proposal No. 1 - Election of Directors." Information required by this item with respect to executive officers is provided in Item 4A of this report. See "Executive Officers of the Company."

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

         3.  Exhibits

                  See Index to Exhibits contained herein.

b.       Reports on Form 8-K

         The Company filed a Current Report on form 8-K dated September 4, 2001 (filed September 5, 2001), pursuant to Item 5, in connection with the Company's public offering of depositary shares each representing 1/1,000 of a share of 8.000% Cumulative Preferred Stock, Series R in September 2001.

         The Company filed a Current Report on form 8-K dated October 16, 2001 (filed October 17, 2001), pursuant to Item 5, in connection with the Company's public offering of depositary shares each representing 1/1,000 of a share of 7.875% Cumulative Preferred Stock, Series S in October 2001.

         The Company filed a Current Report on form 8-K dated January 15, 2002 (filed January 16, 2002), pursuant to Item 5, in connection with the Company's public offering of depositary shares each representing 1/1,000 of a share of 7.625% Cumulative Preferred Stock, Series T in January 2002.

         The Company filed a Current Report on form 8-K dated February 13, 2002 (filed February 14, 2002), pursuant to Item 5, in connection with the Company's public offering of depositary shares each representing 1/1,000 of a share of 7.625% Cumulative Preferred Stock, Series U in February 2002.

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

3.12 Certificate of Determination for the 8-7/8% Cumulative Preferred Stock, Series G. Filed with Registration's Form 8-A/A Registration Statement relating to the Depositary Shares Each Representing 1/1,000 of a Share of 8-7/8% Cumulative Preferred Stock, Series G and incorporated herein by reference.

3.13 Certificate of Determination for the 8.45% Cumulative Preferred Stock, Series H. Filed with Registrant's Form 8-A/A Registration Statement relating to the Depositary Shares Each Representing 1/1,000 of a Share of 8.45% Cumulative Preferred Stock, Series H and incorporated herein by reference.

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

3.35 Certificate of Determination for 7.625% Cumulative Preferred Stock, Series T. Filed with Registrant's Form 8-A Registration Statement relating to the Depositary Shares Each Representing 1/1,000 of a Share of 7.625% Cumulative Preferred Stock, Series T and incorporated herein by reference.

3.36 Certificate of Determination for 7.625% Cumulative Preferred Stock, Series U. Filed with Registrant's Form 8-A Registration Statement relating to the Depositary Shares Each Representing 1/1,000 of a Share of 7.625% Cumulative Preferred Stock, Series U and incorporated herein by reference.

3.37 Bylaws, as amended. Filed with Registrant's Registration Statement No. 33-64971 and incorporated herein by reference.

3.38 Amendment to Bylaws adopted on May 9, 1996. Filed with Registrant's Registration Statement No. 333-03749 and incorporated herein by reference.

3.39 Amendment to Bylaws adopted on June 26, 1997. Filed with Registrant's Registration Statement No. 333-41123 and incorporated herein by reference.

3.40 Amendment to Bylaws adopted on January 6, 1998. Filed with Registrant's Registration Statement No. 333-41123 and incorporated herein by reference.

3.41 Amendment to Bylaws adopted on February 10, 1998. Filed with Registrant's Current Report on Form 8-K dated February 10, 1998 and incorporated herein by reference.

3.42 Amendment to Bylaws adopted on March 4, 1999. Filed with Registrant's Current Report on Form 8-K dated March 4, 1999 and incorporated herein by reference.

3.43 Amendment to Bylaws adopted on May 6, 1999. Filed with Registrant's Form 10-Q for the quarterly period ended March 31, 1999 and incorporated herein by reference.

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

10.10 Deposit Agreement dated as of December 13, 1995, among Registrant, The First National Bank of Boston, and the holders of the depositary receipts evidencing the Depositary Shares Each Representing 1/1,000 of a Share of 8-7/8 Cumulative Preferred Stock, Series G. Filed with Registrant's Form 8-A/A Registration Statement relating to the Depositary Shares Each Representing 1/1,000 of a Share of 8-7/8 Cumulative Preferred Stock, Series G and incorporated herein by reference.

10.11 Deposit Agreement dated as of January 25, 1996, among Registrant, The First National Bank of Boston, and the holders of the depositary receipts evidencing the Depositary Shares Each Representing 1/1,000 of a Share of 8.45% Cumulative Preferred Stock, Series H. Filed with Registrant's Form 8-A/A Registration Statement relating to the Depositary Shares Each Representing 1/1,000 of a Share of 8.45% Cumulative Preferred Stock, Series H and incorporated herein by reference.

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

10.37 Credit Agreement by and among Registrant, Wells Fargo Bank, National Association, as agent, and the financial institutions party thereto dated as of November 1, 2001. Filed with Registrant's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2001 and incorporated herein by reference.

10.38 Deposit Agreement dated as of January 18, 2002 among Registrant, Fleet National Bank and the holders of the depositary receipts evidencing the Depositary Shares Each Representing 1/1,000 of a Share of 7.625% Cumulative Preferred Stock, Series T. Filed with Registrant's Form 8-A Registration Statement relating to the Depositary Shares Each Representing 1/1,000 of a Share of 7.625% Cumulative Preferred Stock, Series T and incorporated herein by reference.

10.39 Deposit Agreement dated as of February 19, 2002 among Registrant, Fleet National Bank and the holders of the depositary receipts evidencing the Depositary Shares Each Representing 1/1,000 of a Share of 7.625% Cumulative Preferred Stock, Series U. Filed with Registrant's Form 8-A Registration Statement relating to the Depositary Shares Each Representing 1/1,000 of a Share of 7.625% Cumulative Preferred Stock, Series U and incorporated herein by reference.

11 Statement Re Computation of Ratio of Earnings Per Share. Filed herewith.

12 Statement Re Computation of Ratio of Earnings to Fixed Charges. Filed herewith.

21       Subsidiaries of the Registrant. Filed herewith.

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

                                       PUBLIC STORAGE, INC.

Date:   March 29, 2002                 By:  /s/ Harvey Lenkin
                                            ------------------------
                                            Harvey Lenkin, President

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                Signature                                Title                                        Date
------------------------------------       ----------------------------------                    --------------
/s/ B. Wayne Hughes                        Chairman of the Board, Chief                          March 29, 2002
------------------------------------       Executive Officer and Director
B. Wayne Hughes                            (principal executive officer)

/s/ Harvey Lenkin                          President and Director                                March 29, 2002
------------------------------------
Harvey Lenkin

/s/ Marvin M. Lotz                         Senior Vice President and Director                    March 29, 2002
------------------------------------
Marvin M. Lotz

/s/ B. Wayne Hughes, Jr.                   Vice President and Director                           March 29, 2002
------------------------------------
B. Wayne Hughes, Jr.

/s/ John Reyes                             Senior Vice President and                             March 29, 2002
------------------------------------       Chief Financial Officer
John Reyes                                 (principal financial officer and
                                           principal accounting officer)

/s/ Robert J. Abernethy                    Director                                              March 29, 2002
------------------------------------
Robert J. Abernethy

                                           Director
------------------------------------
Dann V. Angeloff

                                           Director
------------------------------------
William C. Baker

                                           Director
------------------------------------
Thomas J. Barrack, Jr.

/s/ Uri P. Harkham                         Director                                              March 29, 2002
------------------------------------
Uri P. Harkham

/s/ Daniel C. Staton                       Director                                              March 29, 2002
------------------------------------
Daniel C. Staton

                              PUBLIC STORAGE, INC.
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                                  AND SCHEDULES

                                  (Item 14 (a))


                                                                        Page
                                                                    References
                                                                    ----------

Report of Independent Auditors.....................................     F-1

Consolidated balance sheets as of December 31, 2001 and 2000.......     F-2

For each of the three years in the period ended December 31, 2001:

Consolidated statements of income..................................     F-3

Consolidated statements of shareholders' equity ...................     F-4

Consolidated statements of cash flows..............................  F-5 - F-6

Notes to consolidated financial statements.........................  F-7 - F-33

Schedule:

III - Real estate and accumulated depreciation..................... F-34 - F-62

All other schedules have been omitted since the required information is not present or not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements or notes thereto.

                         REPORT OF INDEPENDENT AUDITORS





The Board of Directors and Shareholders
Public Storage, Inc.


We have audited the accompanying consolidated balance sheets of Public Storage, Inc. as of December 31, 2001 and 2000, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2001. Our audits also included the financial statement schedule listed in the Index at Item 14 (a). These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Public Storage, Inc. at December 31, 2001 and 2000, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.





                                                            ERNST & YOUNG  L L P

Los Angeles, California

February 22, 2002

                              PUBLIC STORAGE, INC.
                           CONSOLIDATED BALANCE SHEETS
                           December 31, 2001 and 2000
                    (amounts in thousands, except share data)


                                                                                      Deecember 31,   December 31,
                                                                                           2001           2000
                                                                                       ------------   ------------
                                     ASSETS

Cash and cash equivalents ..........................................................   $    49,347    $    89,467
Real estate facilities, at cost:
   Land ............................................................................     1,165,111      1,107,867
   Buildings .......................................................................     3,265,943      3,026,550
                                                                                       ------------   ------------
                                                                                         4,431,054      4,134,417
   Accumulated depreciation ........................................................      (819,932)      (668,018)
                                                                                       ------------   ------------
                                                                                         3,611,122      3,466,399
   Construction in process .........................................................       121,181        217,140
   Land held for development .......................................................        30,001         21,447
                                                                                       ------------   ------------
                                                                                         3,762,304      3,704,986

Investment in real estate entities .................................................       479,300        448,928
Intangible assets, net .............................................................       202,701        185,017
Notes receivable, including amounts due from related parties .......................        59,344         26,238
Other assets .......................................................................        72,883         59,305
                                                                                       ------------   ------------
              Total assets .........................................................   $ 4,625,879    $ 4,513,941
                                                                                       ============   ============
                      LIABILITIES AND SHAREHOLDERS' EQUITY

Line of credit borrowings ..........................................................   $    25,000    $         -
Notes payable ......................................................................       143,552        156,003
Accrued and other liabilities ......................................................        93,143        100,903
                                                                                       ------------   ------------
         Total liabilities .........................................................       261,695        256,906
Minority interest:
   Preferred partnership interests .................................................       285,000        365,000
   Other partnership interests .....................................................       169,601        167,918
Commitments and contingencies
Shareholders' equity:
   Preferred Stock, $0.01 par value, 50,000,000 shares authorized, 11,156,500 shares issued and outstanding, (11,141,100 at December 31, 2000) at liquidation preference:
         Cumulative Preferred Stock, issued in series ..............................     1,540,150      1,155,150
   Common Stock, $0.10 par value, 200,000,000 shares authorized, 114,961,915
     shares issued and outstanding (123,703,874 at December 31, 2000) ..............        11,496         12,370
   Equity Stock, Series A, $0.01 par value, 200,000,000 shares authorized,
     8,776.102 shares issued and outstanding (5,635.602 at December 31, 2000) ......             -              -
   Class B Common Stock, $0.10 par value, 7,000,000 shares authorized and issued
                                                                                               700            700
   Paid-in capital .................................................................     2,325,898      2,506,736
   Cumulative net income ...........................................................     1,711,269      1,387,061
   Cumulative distributions paid ...................................................    (1,679,930)    (1,337,900)
                                                                                       ------------   ------------
         Total shareholders' equity ................................................     3,909,583      3,724,117
                                                                                       ------------   ------------
              Total liabilities and shareholders' equity ...........................   $ 4,625,879    $ 4,513,941
                                                                                       ============   ============

                             See accompanying notes.
                                       F-2

                              PUBLIC STORAGE, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
        For each of the three years in the period ended December 31, 2001
                  (amounts in thousands, except per share data)


                                                                      2001         2000         1999
                                                                   ----------   ----------   ----------
Revenues:
   Rental income:
      Self-storage facilities ..................................   $ 721,662    $ 653,110    $ 592,619
      Commercial properties ....................................      12,530       11,341        8,204
      Containerized storage facilities .........................      47,686       37,914       27,028
   Equity in earnings of real estate entities ..................      38,542       36,109       32,183
   Interest and other income ...................................      14,225       18,836       16,700
                                                                   ----------   ----------   ----------
                                                                     834,645      757,310      676,734
                                                                   ----------   ----------   ----------

Expenses:
  Cost of operations:
      Storage facilities .......................................     229,211      210,462      184,481
      Commercial properties ....................................       3,972        3,826        2,826
      Containerized storage facilities .........................      43,004       37,798       29,509
  Depreciation and amortization ................................     168,061      148,967      137,719
  General and administrative ...................................      21,038       21,306       12,491
  Interest expense .............................................       3,227        3,293        7,971
                                                                   ----------   ----------   ----------
                                                                     468,513      425,652      374,997
                                                                   ----------   ----------   ----------

Income before minority interest and gain on disposition of real
   estate and real estate investments ..........................     366,132      331,658      301,737

Minority interest in income:
  Preferred partnership interests ..............................     (31,737)     (24,859)           -
  Other partnership interests ..................................     (14,278)     (13,497)     (16,006)
                                                                   ----------   ----------   ----------

Net income before gain on disposition of real estate ...........     320,117      293,302      285,731
Gain on disposition of real estate and real estate investments .       4,091        3,786        2,154
                                                                   ----------   ----------   ----------
Net income .....................................................   $ 324,208    $ 297,088    $ 287,885
                                                                   ==========   ==========   ==========
Net income allocation:
   Allocable to preferred shareholders .........................   $ 117,979    $ 100,138    $  94,793
   Allocable to Equity Stock, Series A .........................      19,455       11,042            -
   Allocable to common shareholders ............................     186,774      185,908      193,092
                                                                   ----------   ----------   ----------
                                                                   $ 324,208    $ 297,088    $ 287,885
                                                                   ==========   ==========   ==========
Per common share:

Basic net income per share .....................................   $    1.53    $    1.41    $    1.53
                                                                   ==========   ==========   ==========
Diluted net income per share ...................................   $    1.51    $    1.41    $    1.52
                                                                   ==========   ==========   ==========

Basic weighted average common shares outstanding ...............     122,310      131,566      126,308
                                                                   ==========   ==========   ==========
Diluted weighted average common shares outstanding .............     123,577      131,657      126,669
                                                                   ==========   ==========   ==========

                            See accompanying notes.
                                      F-3

                              PUBLIC STORAGE, INC.
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
        For each of the three years in the period ended December 31, 2001
           (Amounts in thousands, except share and per share amounts)


                                                                        Cumulative                   Class B
                                                                        Preferred      Common        Common         Paid-in
                                                                          Stock         Stock         Stock         Capital
                                                                       ------------  ------------ ------------   ------------
Balances at December 31, 1998....................................      $   868,900   $    11,598  $        700   $  2,178,465
   Issuance of Preferred Stock, net of issuance costs:
     Series K (4,600 shares), Series L (4,600 shares) and
       Series M (2,250 shares)...................................          286,250             -             -         (9,318)
   Issuance of Common Stock (15,320,505 shares) .................                -         1,532             -        402,152
   Repurchase of Common  Stock (4,589,427 shares)................                -          (459)            -       (108,106)
   Net income....................................................                -             -             -              -
   Distributions to shareholders:
     Preferred Stock.............................................                -             -             -              -
     Common Stock ($1.52 per share)..............................                -             -             -              -
                                                                       ------------  ------------ ------------   ------------
Balances at December 31, 1999....................................        1,155,150        12,671           700      2,463,193
   Issuance of Equity Stock, Series A (5,635.602 shares).........                -             -             -        113,354
   Issuance of Common Stock (498,451 shares) ....................                -            50             -         11,387
   Repurchase of Common  Stock (3,491,600 shares)................                -          (351)            -        (77,448)
   Issuance costs: Preferred operating partnership units (Note 8)                -             -             -         (3,750)
   Net income....................................................                -             -             -              -
   Distributions to shareholders:
     Preferred Stock.............................................                -             -             -              -
     Equity Stock, Series A......................................                -             -             -              -
     Common Stock ($1.48 per share)..............................                -             -             -              -
                                                                       ------------  ------------ ------------   ------------
Balances at December 31, 2000....................................        1,155,150        12,370           700      2,506,736
   Issuance of Series Q (6,900 shares), Series R (20,400 shares)
     and Series S (5,750 shares).................................          826,250             -             -        (27,177)
   Redemption of Series G (6,900 shares), Series H (6,750 shares)
     and Series I (4,000 shares).................................         (441,250)            -             -            (75)
   Issuance of Equity Stock, Series A (3,140.500 shares).........                -             -             -         74,820
   Issuance of Common Stock (1,843,634 shares) ..................                -           184             -         46,487
   Repurchase of Common  Stock (10,585,593 shares)...............                -        (1,058)            -       (275,803)
   Issuance of Put Option  (Note 9)..............................                -             -             -            910
   Net income....................................................                -             -             -              -
   Distributions to shareholders:
     Preferred Stock.............................................                -             -             -              -
     Equity Stock, Series A......................................                -             -             -              -
     Common Stock ($1.69 per share)..............................                -             -             -              -
                                                                       ------------  ------------ ------------   ------------
Balances at December 31, 2001....................................      $ 1,540,150   $    11,496  $        700   $  2,325,898
                                                                       ============  ============ ============   ============

                                                                                                           Total
                                                                        Cumulative     Cumulative      Shareholders'
                                                                        Net Income    Distributions       Equity
                                                                       ------------  --------------   --------------
Balances at December 31, 1998....................................      $   802,088   $    (742,411)   $   3,119,340
   Issuance of Preferred Stock, net of issuance costs:
     Series K (4,600 shares), Series L (4,600 shares) and
       Series M (2,250 shares)...................................                -               -          276,932
   Issuance of Common Stock (15,320,505 shares) .................                -               -          403,684
   Repurchase of Common  Stock (4,589,427 shares)................                -               -         (108,565)
   Net income....................................................          287,885               -          287,885
   Distributions to shareholders:
     Preferred Stock.............................................                -         (94,793)         (94,793)
     Common Stock ($1.52 per share)..............................                -        (195,383)        (195,383)
                                                                       ------------  --------------   --------------
Balances at December 31, 1999....................................        1,089,973      (1,032,587)       3,689,100
   Issuance of Equity Stock, Series A (5,635.602 shares).........                -               -          113,354
   Issuance of Common Stock (498,451 shares) ....................                -               -           11,437
   Repurchase of Common  Stock (3,491,600 shares)................                -               -          (77,799)
   Issuance costs: Preferred operating partnership units (Note 8)                -               -           (3,750)
   Net income....................................................          297,088               -          297,088
   Distributions to shareholders:
     Preferred Stock.............................................                -        (100,138)        (100,138)
     Equity Stock, Series A......................................                -         (11,042)         (11,042)
     Common Stock ($1.48 per share)..............................                -        (194,133)        (194,133)
                                                                       ------------  --------------   --------------
Balances at December 31, 2000....................................        1,387,061      (1,337,900)       3,724,117
   Issuance of Series Q (6,900 shares), Series R (20,400 shares)
     and Series S (5,750 shares).................................                -               -          799,073
   Redemption of Series G (6,900 shares), Series H (6,750 shares)
     and Series I (4,000 shares).................................                -               -         (441,325)
   Issuance of Equity Stock, Series A (3,140.500 shares).........                -               -           74,820
   Issuance of Common Stock (1,843,634 shares) ..................                -               -           46,671
   Repurchase of Common  Stock (10,585,593 shares)...............                -               -         (276,861)
   Issuance of Put Option  (Note 9)..............................                -               -              910
   Net income....................................................          324,208               -          324,208
   Distributions to shareholders:
     Preferred Stock.............................................                -        (117,979)        (117,979)
     Equity Stock, Series A......................................                -         (19,455)         (19,455)
     Common Stock ($1.69 per share)..............................                -        (204,596)        (204,596)
                                                                       ------------  --------------   --------------
Balances at December 31, 2001....................................      $1,711,269    $  (1,679,930)   $   3,909,583
                                                                       ============  ==============   ==============

                            See accompanying notes.
                                      F-4

                              PUBLIC STORAGE, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
        For each of the three years in the period ended December 31, 2001
                             (amounts in thousands)


                                                                                     2001            2000            1999
                                                                                 ------------   ------------    ------------
Cash flows from operating activities:
   Net income...............................................................     $   324,208    $   297,088     $   287,885
   Adjustments to reconcile net income to net cash provided by operating activities:
     Less gain on disposition of real estate and real estate investments.             (4,091)        (3,786)         (2,154)
     Depreciation and amortization.......................................            168,061        148,967         137,719
     Depreciation included in equity in earnings of real estate entities.             25,096         21,825          19,721
     Minority interest in income.........................................             46,015         38,356          16,006
     Other...............................................................            (20,755)        20,115           4,115
                                                                                 ------------   ------------    ------------
       Total adjustments.................................................            214,326        225,477         175,407
                                                                                 ------------   ------------    ------------
       Net cash provided by operating activities.........................            538,534        522,565         463,292
                                                                                 ------------   ------------    ------------
Cash flows from investing activities:
     Principal payments received on mortgage notes receivable............              2,199          7,650          28,837
     Acquisition of minority interests...................................            (11,841)       (31,271)        (36,846)
     Notes receivable from affiliates....................................            (35,000)       (11,400)        (30,594)
     Acquisition of real estate facilities...............................             (3,503)       (62,938)        (26,640)
     Business combinations (Note 3)......................................              6,276        (66,776)       (180,216)
     Investments in real estate entities.................................            (55,468)       (75,146)        (77,656)
     Construction in process.............................................           (171,865)      (226,423)       (107,567)
     Land held for development...........................................            (12,425)        (6,495)         (1,480)
     Capital improvements to real estate facilities .....................            (35,478)       (33,023)        (29,023)
     Proceeds from the sale of real estate facilities and real estate
       investments.......................................................             19,936         58,319          12,656
     Other investments ..................................................             (8,889)       (14,751)         (3,680)
                                                                                 ------------   ------------    ------------
       Net cash used in investing activities.............................           (306,058)      (462,254)       (452,209)
                                                                                 ------------   ------------    ------------
Cash flows from financing activities:
     Net proceeds from the issuance of preferred stock...................            799,073              -         276,932
     Net proceeds from the issuance of preferred partnership units.......                  -        361,250               -
     Net proceeds from the issuance of Equity Stock, Series A............             74,820         68,318               -
     Net proceeds from the issuance of common stock......................             15,857          4,608          10,000
     Repurchase of the Company's common stock............................           (276,861)       (77,799)       (108,565)
     Redemption of preferred stock.......................................           (441,325)             -               -
     Repurchase of preferred partnership units...........................            (80,000)             -               -
     Principal payments on notes payable.................................            (12,451)       (11,335)        (14,088)
     Borrowings on Line of Credit........................................             25,000              -               -
     Distributions paid to shareholders..................................           (342,030)      (343,388)       (208,090)
     Distributions paid to minority interests............................            (53,862)       (45,494)        (25,300)
     Investment by minority interests....................................             18,273         17,871          61,928
     Issuance of Put Option (Note 9).....................................                910              -               -
                                                                                 ------------   ------------    ------------
       Net cash used in financing activities.............................           (272,596)       (25,969)         (7,183)
                                                                                 ------------   ------------    ------------
Net increase in cash and cash equivalents................................            (40,120)        34,342           3,900
Cash and cash equivalents at the beginning of the year...................             89,467         55,125          51,225
                                                                                 ------------   ------------    ------------
Cash and cash equivalents at the end of the year.........................        $    49,347    $    89,467     $    55,125
                                                                                 ============   ============    ============

                            See accompanying notes.
                                      F-5

                              PUBLIC STORAGE, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
        For each of the three years in the period ended December 31, 2001
                             (amounts in thousands)
                                   (Continued)

                                                                                     2001           2000            1999
                                                                                 ------------   ------------    ------------
Supplemental schedule of non cash investing and financing activities:
   Business combinations (Note 3):
       Real estate facilities..............................................        $       -      $ (82,163)    $ (727,925)
       Construction in process.............................................                -              -        (11,449)
       Investment in real estate entities..................................                -         14,393         66,334
       Mortgage notes receivable...........................................                -              -         (6,739)
       Intangible assets...................................................          (26,993)             -
       Other assets........................................................           (4,538)          (183)        (3,295)
       Accrued and other liabilities.......................................            6,993          1,177         23,434
       Minority interest...................................................                -              -         32,201
       Notes payable.......................................................                -              -        100,000
   Acquisition of real estate facilities in exchange for minority interests, common stock, the cancellation of mortgage notes receivable, the
     reduction of investment in real estate entities and other assets......                -        (19,281)       (55,120)
   Other assets given in exchange for real estate facilities...............                -              -          3,800
   Minority interest acquired in exchange for the sale of real estate                      -         (6,427)             -
     facilities............................................................
   Cancellation of mortgage notes receivable to acquire real estate
     facilities............................................................                -              -          5,573
   Reduction of investment in real estate entities in exchange for
     real estate facilities................................................                -          3,144              -
   Disposition of real estate facilities in exchange for notes receivable,
     other assets, and investment in real estate entities..................           16,150         20,265         29,675
   Notes receivable issued in connection with real estate dispositions.....             (305)        (3,690)       (10,460)
   Other assets received in connection with real estate dispositions.......                -              -         (3,800)
   Investment in real estate entities......................................                -              -        (15,415)
   Acquisition of minority interest in exchange for common stock...........                -        (22,988)       (37,560)
   Distributions payable...................................................                -        (82,086)        82,086
   Cumulative distributions paid...........................................                -              -        (82,086)
   Issuance of Common Stock:
       In connection with business combinations............................           30,814              -        347,223
       To acquire minority interests.......................................                -          6,829         46,461
   Issuance of equity stock, Series A in connection with special distribution to common shareholders and in connection with acquisition
     of real estate facilities.............................................                -         45,037              -

                            See accompanying notes.
                                      F-6

                              PUBLIC STORAGE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2001


1.   Description of the business
     ---------------------------

              Public Storage, Inc. (the "Company") is a California corporation, which was organized in 1980. We are a fully integrated, self-administered and self-managed real estate investment trust ("REIT") whose principal business activities include the acquisition, development, ownership and operation of self-storage facilities which offer storage spaces for lease, usually on a month-to-month basis, for personal and business use. In addition, to a much lesser extent, we have interests in commercial properties, containing commercial and industrial rental space, and interests in facilities that lease storage containers.

              We invest in real estate facilities by acquiring wholly owned facilities or by acquiring interests in real estate entities which own facilities. At December 31, 2001, we had direct and indirect equity interests in 1,384 self-storage facilities located in 37 states and operating under the "Public Storage" name. We also have direct and indirect equity interests in approximately 15.2 million net rentable square feet of commercial space located in 11 states.

2.   Summary of significant accounting policies
     ------------------------------------------

              Basis of presentation
              ---------------------

              The consolidated financial statements include the accounts of the Company and 33 controlled entities (the "Consolidated Entities"). Collectively, the Company and the Consolidated Entities own a total of 1,275 real estate facilities, consisting of 1,270 storage facilities and five commercial properties.

              At December 31, 2001, we had equity investments in 11 limited partnerships in which we do not have a controlling interest. These limited partnerships collectively own 114 self-storage facilities, which are managed by the Company. In addition, we own approximately 44% of the common equity of PS Business Parks, Inc. ("PSB"), which owns and operates 14.8 million net rentable square feet of commercial space at December 31, 2001. We do not control these entities, accordingly, our investments in these limited partnerships and PSB are accounted for using the equity method.

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

              Income taxes
              ------------

              For all taxable years subsequent to 1980, the Company qualified and intends to continue to qualify as a REIT, as defined in Section 856 of the Internal Revenue Code. As a REIT, we are not taxed on that portion of our taxable income which is distributed to our shareholders provided that we meet certain tests. We believe we have met these tests during 2001, 2000 and 1999; accordingly, no provision for income taxes has been made in the accompanying financial statements.

              Notes Receivable
              ----------------

              Notes receivable includes $24,344,000 in mortgage notes receivable that are secured by real estate facilities, and a $35,000,000 loan to PSB. The loan to PSB, which bore interest at the rate of 3.25% per year, was repaid (unaudited) on January 28, 2002.

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

              Due to the short period to maturity of our cash and cash equivalents, accounts receivable, and other financial assets included in other assets, and accrued and other liabilities, the carrying values as presented on the consolidated balance sheets are reasonable estimates of fair value. The carrying amount of mortgage notes receivable approximates fair value because the applicable interest rates approximate market rates for these loans. A comparison of the carrying amount of notes payable to their estimated fair value is included in Note 7, "Notes Payable."

              Financial assets that are exposed to credit risk consist primarily of cash and cash equivalents, accounts receivable, and notes receivable. Cash and cash equivalents, which consist of short-term investments, including commercial paper, are only invested in entities with an investment grade rating. Other than the $35,000,000 note receivable from PSB noted above, which was repaid (unaudited) on January 28, 2002, notes receivable are secured by real estate facilities that we believe are valued in excess of the related note receivable. Accounts receivable are not a significant portion of total assets and are comprised of a large number of individual customers.

              Real estate facilities
              ----------------------

              Real estate facilities are recorded at cost. Costs associated with the acquisition, development, construction, and improvement of properties are capitalized. Interest, property taxes, and other costs associated with development are capitalized as building cost. Expenditures for repairs and maintenance are charged to expense when incurred. Depreciation is computed using the straight-line method over the estimated useful lives of the buildings and improvements, which are generally between 5 and 25 years.

              Evaluation of asset impairment
              ------------------------------

              In 1995, the Financial Accounting Standards Board issued Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" which requires impairment losses to be recorded on long-lived assets. We annually evaluate long-lived assets (including intangibles), by identifying indicators of impairment and, if such indicators exist, by comparing the sum of the estimated undiscounted future cash flows for each asset to the asset's carrying amount. When indicators of impairment are present and the sum of the undiscounted cash flows is less than the carrying value of such asset, an impairment loss is recorded equal to the difference between the asset's current carrying value and its value based upon discounting its estimated future cash flows. Statement No. 121 also addresses the accounting for long-lived assets that are expected to be disposed of. Such assets are to be reported at the lower of their carrying amount or fair value, less cost to sell. Our evaluations have indicated no impairment in the carrying amount of our assets.

              Other assets
              ------------

              Other assets primarily consist of furniture, fixtures, equipment, and other such assets associated with the containerized storage business as well as accounts receivable, prepaid expenses, and other such assets of the Company. Included in other assets with respect to the containerized storage business is furniture, fixtures, and equipment (net of accumulated depreciation) of $30,699,000 and $28,544,000 at December 31, 2001 and 2000,
     respectively. Included in depreciation and amortization expense is $5,851,000, $4,801,000, and $4,915,000 in the years ended December 31,
     2001, 2000 and 1999, respectively, of depreciation of furniture, fixtures, and equipment relating to the containerized storage business.

              Intangible assets and goodwill
              ------------------------------

              Intangible assets consist of property management contracts ($165,000,000 at December 31, 2001 and 2000) and the excess of acquisition cost over the fair value of net tangible and identifiable intangible assets or "goodwill" ($94,719,000 at December 31, 2001 and $ 67,726,000 at
     December 31, 2000) acquired in business combinations. Intangible assets are amortized straight-line over 25 years. At December 31, 2001 and 2000, intangible assets are net of accumulated amortization of $57,018,000 and $47,709,000, respectively. Included in depreciation and amortization expense is $9,309,000 in each of the three fiscal years ended December 31, 2001 with respect to the amortization of intangible assets.

              Intangible assets and goodwill increased by $26,993,000 in the year ended December 31, 2001 as a result of the acquisition of PS Insurance Company, Ltd. (See Note 3).

              Revenue and expense recognition
              -------------------------------

              Property rents are recognized as earned. Equity in earnings of real estate entities are recognized based on our ownership interest in the earnings of each of the unconsolidated real estate entities. Advertising costs of $21,987,000, $11,987,000 and $10,160,000 for 2001, 2000 and 1999,
     respectively, were expensed as incurred. Repairs and maintenance expenditures are expensed as incurred.

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

              Net income per common share
              ---------------------------

              Preferred stock dividends totaling $117,979,000, $100,138,000 and $94,793,000 for the years ended December 31, 2001, 2000 and 1999, respectively, have been deducted from net income to arrive at net income allocable to our common shareholders.

              Net income allocated to our common shareholders has been further allocated among our two classes of common stock; our regular common stock and our Equity Stock, Series A. The allocation among each class was based upon the two-class method. Under the two-class method, earnings per share for each class of common stock is determined according to dividends declared (or accumulated) and participation rights in undistributed earnings. Under the two-class method, the Equity Stock, Series A for the years ended December 31, 2001 and 2000 were allocated approximately $19,455,000 and $11,042,000 of net income. The remaining $186,774,000,
     $185,908,000, and $193,092,000, for the years ended December 31, 2001,
     2000, and 1999, respectively, was allocated to the regular common shares.

              Basic net income per share is computed using the weighted average common shares outstanding (prior to the dilutive impact of stock options outstanding). Diluted net income per common share is computed using the weighted average common shares outstanding (adjusted for the dilutive impact of stock options outstanding that totaled 1,267,000 in 2001, 91,000 in 2000 and 361,000 shares in 1999).

              Commencing January 1, 2000, the Company's 7,000,000 Class B common shares outstanding began to participate in distributions of the Company's earnings. Distributions per share of Class B common stock are equal to 97% of the per share distribution paid to the Company's regular common shares. As a result of this participation in distribution of earnings, for purposes of computing net income per common share, we began to include 6,790,000 (7,000,000 x 97%) Class B common shares in the weighted average common equivalent shares for the years ended December 31, 2001 and 2000. Weighted average shares for the year ended December 31, 1999 does not include any shares with respect to the Class B common stock as these shares did not participate in distributions of the Company's earnings prior to January 1, 2000.

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

              Reclassifications
              -----------------

              Certain reclassifications have been made to the consolidated financial statements for 1999 and 2000 in order to conform to the 2001 presentation.

3.   Business combinations
     ---------------------

              On December 31, 2001, we acquired all of the capital stock of PS Insurance Company, Ltd. ("PS Insurance Company"), which reinsures policies against losses to goods stored by tenants in our self-storage facilities and which owned, and continues to own, 301,032 shares of the Company's common stock. This acquisition was completed in order to provide an additional source of operating income for the Company. Prior to December 31, 2001, PS Insurance was owned by our chairman and chief executive officer, B. Wayne Hughes, and members of his family (collectively, "Hughes").

              The acquisition cost was $24,538,000, which was composed of $30,814,000 in common stock (1,439,765 shares issued to Hughes less the 301,032 shares held by PS Insurance Company) valued at the market price of the common stock at the time the acquisition agreement was entered into and announced publicly) less $6,276,000 cash held by PS Insurance Company.

              The purchase price was allocated first to the tangible assets and liabilities of PS Insurance Company. The difference between the purchase price and the net tangible assets was determined to be related to the value of the ongoing operations of the enterprise as a whole (and not to any specific intangible asset) and was therefore allocated to goodwill. The goodwill will not be amortized but instead will be evaluated for recoverability on an annual basis in accordance with Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets."

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

              Each of the business combinations, indicated above, has been accounted for using the purchase method. Accordingly, allocations of the total acquisition cost to the net assets acquired were made based upon the fair value of such assets and liabilities assumed with respect to the transactions, with the remainder, if any, allocated to goodwill. Accordingly, allocations of the total acquisition cost to the net assets acquired were made based upon the fair value of such assets and liabilities assumed with respect to the transactions occurring in 2001, 2000, and 1999 are summarized as follows:

                                                PS Insurance    Partnership   Storage Trust
                                                Acquisition     Acquisitions     Merger          Total
                                                ------------    -----------   -------------   -----------
                                                                (Amounts in thousands)
2001 BUSINESS COMBINATIONS:
    Goodwill.............................       $   26,993      $       -      $       -      $   26,993
    Other assets.........................            4,538              -              -           4,538
    Accrued and other liabilities........           (6,993)             -              -          (6,993)
                                                ------------    -----------   -------------   -----------
                                                $   24,538      $       -      $       -      $   24,538
                                                ============    ===========   =============   ===========
2000 BUSINESS COMBINATIONS:
    Real estate facilities..............        $        -      $   82,163     $        -     $   82,163
    Other assets........................                 -             183              -            183
    Accrued and other liabilities.......                 -          (1,177)             -         (1,177)
                                                ------------    -----------   -------------   -----------
                                                $        -      $   81,169     $        -     $   81,169
                                                ============    ===========   =============   ===========
1999 BUSINESS COMBINATIONS:
    Real estate facilities...............       $        -      $ 129,348      $ 598,577      $  727,925
    Construction in process..............                -              -         11,449          11,449
    Investment in real estate entities...                -              -            356             356
    Mortgage notes receivable............                -              -          6,739           6,739
    Other assets.........................                -            386          2,909           3,295
    Accrued liabilities..................                -         (6,089)       (17,345)        (23,434)
    Minority interest....................                -         (5,192)       (27,009)        (32,201)
                                                ------------    -----------   -------------   -----------
                                                $        -      $ 118,453      $ 575,676      $  694,129
                                                ============    ===========   =============   ===========

              The historical operating results of the above acquisitions prior to each respective acquisition date have not been included in the Company's historical operating results. Pro forma data (unaudited) for the two years ended December 31, 2001 as though the business combinations above had been effective at the beginning of fiscal 2000 are as follows:

                                              For the Year Ended December 31,
                                             --------------------------------
                                                  2001              2000
                                             --------------    --------------
                                           (in thousands except per share data)

Revenues.....................................     $853,280           $782,972
Net income...................................      333,739            305,498
Net income per common share (Basic)..........        1.59               1.46
Net income per common share (Diluted)........        1.57               1.46

              The pro forma data does not purport to be indicative either of results of operations that would have occurred had the transactions occurred at the beginning of fiscal 2000 or future results of operations of the Company. Certain pro forma adjustments were made to the combined historical amounts to reflect (i) expected reductions in general and administrative expenses, (ii) estimated increased interest expense from bank borrowings to finance the cash portion of the acquisition cost and
     (iii) estimated increase in depreciation expense.

4.   Real estate facilities
     ----------------------

              Activity in real estate facilities during 2001, 2000 and 1999 is as follows:

                                                                      2001               2000              1999
                                                                  -------------      -------------     -------------
                                                                                  (Amounts in thousands)
Operating facilities, at cost:
  Beginning balance.......................................        $  4,134,417       $  3,822,433      $  2,962,291
  Property acquisitions:
     Business combinations (Note 3) ......................                   -             82,163           727,925
     Other  acquisitions..................................               3,503             67,107            36,013
  Disposition of facilities...............................              (9,603)           (20,516)          (26,021)
  Facilities contributed to unconsolidated real estate
   entities...............................................                   -                  -           (15,415)
  Newly developed facilities opened for operations........             264,161            135,095            62,870
  Acquisition of minority interest (Note 8)...............               3,098             15,112            45,747
  Capital improvements....................................              35,478             33,023            29,023
                                                                  -------------      -------------     -------------
  Ending balance..........................................           4,431,054          4,134,417         3,822,433
                                                                  -------------      -------------     -------------
Accumulated depreciation:
  Beginning balance.......................................            (668,018)          (533,412)         (411,176)
  Additions during the year...............................            (152,901)          (134,857)         (123,495)
  Disposition of facilities...............................                 987                251             1,259
                                                                  -------------      -------------     -------------
  Ending balance..........................................            (819,932)          (668,018)         (533,412)
                                                                  -------------      -------------     -------------
Construction in process:
   Beginning balance......................................             217,140            125,812            69,666
   Current development....................................             171,865            226,423           107,567
   Property acquisitions - merger with Storage Trust......                   -                  -            11,449
   Transfers to land held for development.................              (3,663)                 -                 -
   Newly developed facilities opened for operations.......            (264,161)          (135,095)          (62,870)
                                                                  -------------      -------------     -------------
   Ending balance.........................................             121,181            217,140           125,812
                                                                  -------------      -------------     -------------
Land held for development:
  Beginning balance.......................................              21,447             14,952            13,472
  Acquisitions............................................              12,425              6,495             1,480
  Transfers from construction in process..................               3,663                  -
  Dispositions............................................              (7,534)                 -                 -
                                                                  -------------      -------------     -------------
  Ending balance..........................................              30,001             21,447            14,952
                                                                  -------------      -------------     -------------
 Total real estate facilities.............................        $  3,762,304       $  3,704,986      $  3,429,785
                                                                  =============      =============     =============

              Operating Facilities
              --------------------

              During 2001, we opened 23 newly developed facilities having approximately 1,511,000 aggregate net rentable square feet and a total cost of approximately $179,213,000. In addition, expansions of existing facilities with a total cost of approximately $84,948,000 with a total of 895,000 net rentable square feet were completed during 2001.

              During 2001, we purchased one existing storage facility from a third party for approximately $3,503,000 in cash.

              During 2001, we disposed of two existing real estate facilities and a parcel of land for a total of $20,241,000, composed of $19,936,000 cash and a note receivable of $305,000. An aggregate gain of $4,091,000 was recorded on these dispositions.

              During 2000, we acquired a total of 13 facilities for an aggregate cost of $82,163,000 in connection with a business combination (Note 3). In addition, we acquired 12 storage facilities and 2 industrial facilities for an aggregate cost of $67,107,000, consisting of $62,938,000 cash, the issuance of Equity Stock, Series A ($1,025,000) and an existing investment ($3,144,000). In addition, we opened 24 facilities we had developed with a total cost of $122,889,000 and completed various expansions of existing storage facilities at an aggregate cost of $12,206,000.

              During 2000, we disposed of eight storage facilities and two parcels of land for an aggregate of $20,561,000, consisting of cash ($10,444,000), the acquisition of minority interest ($6,427,000), and a note receivable ($3,690,000). An aggregate gain of $296,000 was recorded on these dispositions.

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

              In April 1999, we sold six properties for approximately $10,500,000 (composed of $1,460,000 cash, notes receivable of $5,240,000, and other assets of $3,800,000). In addition, during 1999, we disposed of an industrial facility, two storage facilities through condemnation proceedings, and four parcels of land for an aggregate of approximately $16,416,000, composed of $11,196,000 cash and $5,220,000 mortgage notes receivable. In aggregate, we recorded a gain upon sale of $2,154,000, representing the difference between the proceeds received and the net book value of the real estate.

              At December 31, 2001, the unaudited adjusted basis of real estate facilities for Federal income tax purposes was approximately $3.0 billion.

              Construction in process and land held for development
              -----------------------------------------------------

              Construction in process consists of land and development costs relating to the development of storage facilities. At December 31, 2001, construction in process consists primarily of 25 facilities being developed on newly acquired land and the expansion of seven existing facilities.

              In addition, we have 12 parcels of land held for development with total costs of approximately $30,001,000.

5.   Investments in real estate entities
     -----------------------------------

              At December 31, 2001, our investments in real estate entities consist of ownership interests in 11 partnerships, which principally own self-storage facilities, and an ownership interest in PSB. These interests are non-controlling interests of less than 50% and are accounted for using the equity method of accounting. Accordingly, earnings are recognized based upon our ownership interest in each of the partnerships. The accounting policies of these entities are similar to the Company's.

              During 2001, 2000 and 1999, we recognized earnings from our investments of $38,542,000, $36,109,000 and $32,183,000, respectively, and received cash distributions totaling $24,124,000, $16,984,000 and $15,949,000, respectively. In addition, during 2000, we recognized a gain of $3,210,000, representing our share of PSB's gains on sale of real estate and real estate investments; this gain is presented as "Gain on the disposition of real estate and real estate investments" in our consolidated income statement.

              The following table sets forth our investments in the Unconsolidated Entities at December 31, 2001 and 2000 and our Equity in Earnings of Real Estate Investments for each of the three years ended December 31, 2001:

                                Investments in Real Estate Entities         Equity in Earnings of Real Estate Entities for the
                                          at December 31,                                 year ended December 31,
                                -----------------------------------         ------------------------------------------------------
                                      2001                2000                   2001               2000              1999
                                ----------------   ----------------         ----------------   ----------------   ----------------
 PSB                               $   267,472        $ 259,554              $  22,361            $  20,740        $     18,988
 Development Joint Venture              79,263           65,631                  4,227                2,694               1,179
 Other Investments........             132,565          123,743                 11,954               12,675              12,016
                                ----------------   ----------------         ----------------   ----------------   ----------------
     Total................          $  479,300        $ 448,928              $  38,542            $  36,109        $     32,183
                                ================   ================         ================   ================   ================

              Investment in PSB
              -----------------

              On January 2, 1997, we reorganized our commercial property operations into an entity now known as PS Business Parks, Inc., a REIT traded on the American Stock Exchange, and an operating partnership controlled by PS Business Parks, Inc. (collectively, the REIT and the operating partnership are referred to as "PSB"). The Company and certain partnerships in which the Company has a controlling interest have a 44% common equity interest in PSB as of December 31, 2001. This 44% common equity interest is comprised of the ownership of 5,418,273 shares of common stock and 7,305,355 limited partnership units in the operating partnership; these limited partnership units are convertible at our option, subject to certain conditions, on a one-for-one basis into PSB common stock. Based upon PSB's trading price at December 31, 2001 ($31.50), the shares and units had a market value of approximately $400.8 million.

              At December 31, 2001, PSB owned and operated 14.8 million net rentable square feet of commercial space located in nine states. PSB also manages the commercial space owned by the Company and the Consolidated Entities.

              During 2001 and 2000, respectively, we received a total of $14,443,000 and $12,391,000 in distributions from PSB.

              The following table sets forth the condensed statements of operations for each of the two years ended December 31, 2001, and the condensed balance sheets of PSB at December 31, 2001 and 2000. These amounts below represent 100% of PSB's balances and not our pro-rata share.

PSB
---
                                                                For the Year Ended December 31,
                                                              ----------------------------------
                                                                    2001              2000
                                                              ---------------    ---------------
                                                                  (Amount in thousands)
 For the year ended December 31,
 ------------------------------
   Total revenue........................................      $      170,391     $    150,634
   Gain on real estate investments......................                   8            8,105
   Cost of operations and other expenses................             (51,973)         (45,180)
   Depreciation and amortization........................             (41,067)         (35,637)
   Minority interest....................................             (27,489)         (26,741)
                                                              ---------------    ---------------
     Net income.........................................      $       49,870     $     51,181
                                                              ===============    ===============

 At December 31,
   Total assets (primarily real estate).................      $    1,169,955     $    930,756
   Total debt...........................................             165,145           30,971
   Other liabilities....................................              45,188           28,964
   Preferred equity and preferred minority interests....             318,750          199,750
   Common equity........................................             640,872          671,071

              Investment in Development Joint Venture
              ---------------------------------------

              In April 1997, the Company and an institutional investor formed a joint venture partnership (the "Development Joint Venture") for the purpose of developing approximately $220 million of self-storage facilities. The Development Joint Venture has a total of 47 opened facilities with a total cost of $232 million and was fully committed at December 31, 2000. The partnership is funded solely with equity capital consisting of 30% from the Company and 70% from the institutional investor.

              The term of the joint venture is 7 years, after which the properties would either be sold to third parties or acquired by either of the partners (at their option) based upon the then fair market value of the facilities. Under the partnership agreement, the sales proceeds would generally be allocated to the partners pro rata based upon ownership interests, however, at various returns on investment milestones to the investor our share in the sales proceeds would be promoted to a higher percentage interest.

              In addition, five years after inception of the partnership, the Company has the right (but not the obligation) to purchase the institutional investor's interest in the partnership. Under the partnership agreement, the purchase price for the interest would be equal to an amount, when combined with all the prior cash flows of the institutional investor, would result in an internal rate of return of 11.5% to the investor from the inception of the partnership through the acquisition date.

              During 2001 and 2000, respectively, we invested a total of $14,997,000 and $3,262,000 in the Development Joint Venture. During 2001 and 2000, respectively, we received distributions totaling $5,592,000 and $1,120,000 from the Development Joint Venture.

              The following table sets forth the statements of operations for each of the two years ended December 31, 2001.and the condensed balance sheets of the Development Joint Venture at December 31, 2001 and 2000. These amounts below represent 100% of the Development Joint Venture's balances and not our pro-rata share.

Development Joint Venture
-------------------------
                                                  2001              2000
                                             ---------------   ---------------
                                                   (Amount in thousands)
 For the year ended December 31
   Total revenue......................       $       34,162    $      26,247
   Cost of operations and other
    expenses..........................              (13,203)         (10,987)
   Depreciation and amortization......               (6,880)          (6,290)
                                             ---------------   ---------------
     Net income.......................       $       14,079    $       8,970
                                             ===============   ===============
At December 31,
   Total assets.......................       $      215,550    $     222,670
   Other liabilities..................                2,765            3,899
   Partners' equity...................              212,785          218,771

              Other Investments
              -----------------

              In addition to our investments in PSB and the Development Joint Venture, our investments in real estate entities has included the other Unconsolidated Entities as well as certain other entities (collectively, the "Other Investments") throughout each of the three years ended December 31, 2001.

              At December 31, 2001 and 2000, the Other Investments primarily represent an average 46% common equity interest in 10 limited partnerships owning an aggregate of 67 storage facilities. During 2001 and 2000, respectively, we invested a total of $957,000 and $27,772,000, respectively, in the Other Investments. During 2001 and 2000, we received a total of $4,089,000 and $3,473,000 in distributions from the Other Investments, respectively.

              During 2000, the Other Investments reflected decreases as a result of business combinations whereby the Company eliminated approximately $14,393,000 of Other Investments.

              During 2000, we disposed of other investments, for total proceeds of $47,875,000. We recorded a net gain of $280,000 as "Gain on the disposition of real estate and real estate investments" representing the difference between our cost and proceeds received.

              The following table sets forth certain condensed financial information (representing 100% of these entities balances and not our pro-rata share) with respect to the 10 limited partnerships comprising the Other Investments that we held at December 31, 2001:

Other Investments
-----------------
                                                  2001              2000
                                             ---------------   ---------------
                                                (Amount in thousands)
 FOR THE YEAR ENDED DECEMBER 31
 Total revenue........................       $       48,651    $     43,120
 Cost of operations and other expenses              (16,136)        (16,169)
 Depreciation and amortization........               (4,511)         (4,437)
                                             ---------------   ---------------
     Net income.......................       $       28,004    $     22,514
                                             ===============   ===============
AT DECEMBER 31,
Total assets (primarily storage
 facilities)..........................       $      110,165    $    100,129
Total debt............................               12,907          32,675
Other liabilities.....................                8,746           7,657
Partners' equity......................               88,513          59,797

6.   Revolving line of credit
     ------------------------

               In November 2001, we entered into a new agreement for a $200 million revolving line of credit (the "Credit Agreement") to replace our $150 million line of credit which was due to expire on July 1, 2002. The Credit Agreement has a maturity date of October 31, 2004 and bears an annual interest rate ranging from the London Interbank Offered Rate ("LIBOR") plus 0.45% to LIBOR plus 1.50% depending on our credit ratings (currently 0.45%). In additions, we are required to pay a quarterly commitment fee ranging from 0.20% per annum to 0.30% per annum depending on our credit ratings (currently the fee is 0.20% per annum). At December 31, 2001, we had borrowings of $25 million on our line of credit, at an interest rate of 2.45% per year.

              The Credit Agreement includes various covenants, the more significant of which requires us to (i) maintain a balance sheet leverage ratio of less than 0.50 to 1.00, (ii) maintain certain quarterly interest and fixed-charge coverage ratios (as defined) of not less than 2.50 to 1.0 and 1.75 to 1.0, respectively, and (iii) maintain a minimum total shareholders' equity (as defined). In addition, we are limited in our ability to incur additional borrowings (we are required to maintain unencumbered assets with an aggregate book value equal to or greater than two times our unsecured recourse debt). We were in compliance with all the covenants of the Credit Agreement at December 31, 2001.

7.   Notes payable
     -------------

              Notes payable at December 31, 2001 and 2000 consist of the following:

                                                                           2001                      2000
                                                                  ---------------------     ----------------------
                                                                  Carrying                  Carrying
                                                                  amount     Fair value     amount      Fair value
                                                                  --------   ----------     --------    ----------
                                                                              (Amounts in thousands)
Unsecured senior notes:
  7.08% note due November 2003............................        $ 19,750     $ 19,750     $ 29,250     $ 29,250
  7.47% note due January 2004.............................          44,000       44,000       44,000       44,000
  7.66% note due January 2007.............................          56,000       56,000       56,000       56,000

Mortgage notes payable:
  10.55% mortgage notes secured by real estate facilities,
      principal and interest payable monthly, due August 2004       21,142       22,499       23,820       25,105
  7.134% to 10.5% mortgage notes secured by real estate
      facilities, principal and interest payable monthly, due
      at varying dates between May 2004 and September 2028           2,660        2,660        2,933        2,933
                                                                  --------   ----------     --------    ----------
         Total notes payable..............................        $143,552     $144,909     $156,003     $157,288
                                                                  ========   ==========     ========    ==========

              All of our notes payable are fixed rate. The senior notes require interest and principal payments to be paid semi-annually and have various restrictive covenants, all of which have been met at December 31, 2001.

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

              Mortgage notes payable are secured by 24 real estate facilities having an aggregate net book value of approximately $57.8 million at December 31, 2001.

              At December 31, 2001, approximate principal maturities of notes payable are as follows:

                                      Unsecured
                                     Senior Notes        Mortgage debt           Total
                                     ------------        -------------         ---------
                                                      (in thousands)
2002.........................        $     24,450         $    3,530           $  27,980
2003.........................              35,900              3,585              39,485
2004.........................              25,800             15,063              40,863
2005.........................              11,200                156              11,356
2006.........................              11,200                170              11,370
Thereafter...................              11,200              1,298              12,498
                                     ------------        -------------         ---------
                                     $    119,750         $   23,802           $ 143,552
                                     ============        =============         =========
Weighted average rate........               7.5%              10.2%                 7.9%
                                     ============        =============         =========

              Interest paid (including interest related to the borrowings on the Credit Facility) during 2001, 2000 and 1999 was $12,219,000, $13,071,000 and $12,480,000, respectively. In addition, in 2001, 2000 and 1999, capitalized interest totaled $8,992,000, $9,778,000 and $4,509,000, respectively, related to construction of real estate facilities.

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

              Preferred partnership interests:
              --------------------------------

              During 2000, one of our consolidated operating partnerships issued in aggregate $365.0 million of preferred partnership units: March 17, 2000,
     - $240.0 million of 9.5% Series N Cumulative Redeemable Perpetual Preferred Units, March 29, 2000 - $75.0 million of 9.125% Series O Cumulative Redeemable Perpetual Preferred Units, and August 11, 2000 - $50.0 million of 8.75% Series P Cumulative Redeemable Perpetual Preferred Units.

              We incurred approximately $3,750,000 in costs in connection with the issuances; these costs were recorded as a reduction to Paid in Capital during 2000. The issuance of these units in 2000 had the effect of increasing minority interest by $365.0 million. For the years ended December 31, 2001 and 2000, the holders of these preferred units were paid in aggregate approximately $31,737,000 and $24,859,000, respectively, in distributions and received an equivalent allocation of minority interest in earnings.

              During 2001, we repurchased all of the 8.75% Series P Cumulative Redeemable Perpetual Preferred Units and $30 million of the 9.125% Series O Cumulative Redeemable Perpetual Preferred Units. The units were repurchased at an amount equal to the original issuance price.

              The following table summarizes the preferred partnership units outstanding:

                                       At December 31, 2001               At December 31, 2000
                                   -----------------------------       --------------------------
                   Distribution      Units           Carrying            Units          Carrying
     Series            Rate        Outstanding         Amount          Outstanding        Amount
-------------      ------------    -----------      ------------       ------------     ---------
                                              (Dollar and unit amounts in thousands)
Series N               9.500%           9,600        $  240,000             9,600       $ 240,000
Series O               9.125%           1,800            45,000             3,000          75,000
Series P               8.750%               -                 -             2,000          50,000
                                   -----------      ------------       ------------     ---------
Total                                  11,400          $285,000            14,600        $365,000
                                   ===========      ============       ============     =========

              These preferred units are not redeemable during the first 5 years, thereafter, at our option, we can call the units for redemption at the issuance amount plus any unpaid distributions. The units are not redeemable by the holder. Subject to certain conditions, the Series N preferred units are convertible into shares of 9.5% Series N Cumulative Preferred Stock, and the Series O preferred units are convertible into shares of 9.125% Series O Cumulative Preferred Stock of the Company.

              Other partnership interests:
              ----------------------------

              Other partnership interests included in minority interest consists of the following:

                                          Minority interest at            Minority interest in income for the year ended
                                     -----------------------------        ----------------------------------------------
                                     December 31,     December 31,        December 31,     December 31,     December 31,
            Description                  2001             2000                2001             2000             1999
---------------------------------    ------------    -------------        ------------    -------------    -------------
                                                            (in thousands)
Consolidated Development Joint
  Venture........................      $  82,879       $    77,126         $     1,074       $      325      $        8
Convertible OP Units.............          6,418             6,461                 359              577           1,175
Other consolidated partnerships..         80,304            84,331              12,845           12,595          14,823
                                     ------------    -------------        ------------    -------------    -------------
Total other partnership interests      $ 169,601       $   167,918         $    14,278       $   13,497      $   16,006
                                     ============    =============        ============    =============    =============

              In November 1999, we formed a development joint venture (the "Consolidated Development Joint Venture") with a joint venture partner (PSAC Storage Investors) whose partners include an institutional investor and B. Wayne Hughes ("Mr. Hughes"), chairman and chief executive officer of the Company, to develop approximately $100 million of self-storage facilities and to purchase $100 million of the Company's Equity Stock, Series AAA (see Note 9). At December 31, 2001, the Consolidated Development Joint Venture had completed construction on 20 storage facilities with a total cost of approximately $96.0 million, and had 2 facilities under construction with an aggregate cost incurred of approximately $11.0 million and total additional unaudited estimated cost to complete of approximately $0.7 million.

              The Consolidated Development Joint Venture is funded solely with equity capital consisting of 51% from the Company and 49% from PSAC Storage Investors. The accounts of the Consolidated Development Joint Venture are included in the Company's consolidated financial statements. The accounts of PSAC Storage Investors are not included in the Company's consolidated financial statements, as the Company has no ownership interest in this entity.

              The term of the Consolidated Development Joint Venture is 15 years; however, during the sixth year PSAC Storage Investors has the right to cause an early termination of the partnership. If PSAC Storage Investors exercises this right, we then have the option, but not the obligation, to acquire their interest for an amount that will allow them to receive an annual return of 10.75%. If the Company does not exercise its option to acquire PSAC Storage Investors' interest, the partnership's assets will be sold to third parties and the proceeds distributed to the Company and PSAC Storage Investors in accordance with the partnership agreement. If PSAC Storage Investors does not exercise its right to early termination during the sixth year, the partnership will be liquidated 15 years after its formation with the assets sold to third parties and the proceeds distributed to the Company and PSAC Storage Investors in accordance with the partnership agreement. PSAC Storage Investors provides Mr. Hughes with a fixed yield of approximately 8.0% per annum on his preferred non-voting interest (representing an investment of approximately $64.1 million at December 31, 2001).

              In consolidation, the Equity Stock, Series AAA owned by the joint venture and the related dividend income have been eliminated. Minority interests primarily represent the total contributions received from PSAC Storage Investors combined with the accumulated net income allocated to PSAC Storage Investors, net of cumulative distributions.

              As of December 31, 2001, one of our Consolidated Entities had approximately 237,935 operating partnership units ("Convertible OP Units") outstanding, representing a limited partnership interest in the partnership. The Convertible OP Units are convertible on a one-for-one basis (subject to certain limitations) into common shares of the Company at the option of the unitholder. Minority interest in income with respect to Convertible OP Units reflects the Convertible OP Units' share of the net income of the Company, with net income allocated to minority interests with respect to weighted average outstanding Convertible OP Units on a per unit basis equal to diluted earnings per common share. During the year ended December 31, 2001, no units were converted. During the year ended December 31, 2000, 277,104 Convertible OP Units were redeemed in connection with the sale of real estate facilities (reducing minority interest by $6,427,000) and 255,853 Convertible OP Units were converted into shares of the Company's common stock (reducing minority interest by $6,829,000).

              During fiscal 2001, we acquired minority interests in the Consolidated Entities for an aggregate cash cost of $11,841,000; these acquisitions had the effect of reducing minority interest by $8,743,000, with the excess of cost over underlying book value ($3,098,000) to real estate.

              During fiscal 2000, we acquired minority interests in the Consolidated Entities for an aggregate cash cost of $31,271,000; these acquisitions had the effect of reducing minority interest by $16,159,000, with the excess of cost over underlying book value ($15,112,000) allocated to real estate.

9.   Shareholders' equity
     --------------------

              Preferred Stock
              ---------------

              At December 31, 2001 and 2000, we had the following series of Preferred Stock outstanding:

                                                        At December 31, 2001               At December 30, 2000
                                                    -----------------------------      ----------------------------
                                      Dividend         Shares          Carrying          Shares          Carrying
              Series                    Rate         Outstanding        Amount         Outstanding        Amount
--------------------------------     -----------    -------------     -----------      -----------      -----------
                                                    (Dollar amount in thousands)       (Dollar amount in thousands)
Series A                                 10.000%       1,825,000      $    45,625        1,825,000      $    45,625
Series B                                  9.200%       2,386,000           59,650        2,386,000           59,650
Series C                              Adjustable       1,200,000           30,000        1,200,000           30,000
Series D                                  9.500%       1,200,000           30,000        1,200,000           30,000
Series E                                 10.000%       2,195,000           54,875        2,195,000           54,875
Series F                                  9.750%       2,300,000           57,500        2,300,000           57,500
Series G                                  8.875%               -                -            6,900          172,500
Series H                                  8.450%               -                -            6,750          168,750
Series I                                  8.625%               -                -            4,000          100,000
Series J                                  8.000%           6,000          150,000            6,000          150,000
Series K                                  8.250%           4,600          115,000            4,600          115,000
Series L                                  8.250%           4,600          115,000            4,600          115,000
Series M                                  8.750%           2,250           56,250            2,250           56,250
Series Q                                  8.600%           6,900          172,500                -                -
Series R                                  8.000%          20,400          510,000                -                -
Series S                                  7.875%           5,750          143,750                -                -
                                                    -------------     -----------      -----------      -----------
Total Senior Preferred Stock                          11,156,500      $ 1,540,150       11,141,100      $ 1,155,150
                                                    =============     ===========      ===========      ===========

                                      F-21

              During 2001, we issued our Series Q, Series R and Series S Preferred Stock: Series Q - issued on January 19, 2001, net proceeds of $166,966,000, Series R - issued on September 28, 2001, net proceeds of $493,085,000 and Series S - issued October 31, 2001, net proceeds of $139,022,000.

              On January 18, 2002, (unaudited) we issued $150 million of 7.625% Cumulative Preferred Stock, Series T and on February 19, 2002, (unaudited) we issued $150 million of 7.625% Cumulative Preferred Stock, Series U (Note
     13).

              The Series A through Series U (collectively the "Cumulative Senior Preferred Stock") have general preference rights with respect to liquidation and quarterly distributions. Holders of the preferred stock, except under certain conditions and as noted above, will not be entitled to vote on most matters. In the event of a cumulative arrearage equal to six quarterly dividends or failure to maintain a Debt Ratio (as defined) of 50% or less, holders of all outstanding series of preferred stock (voting as a single class without regard to series) will have the right to elect two additional members to serve on the Company's Board of Directors until events of default have been cured. At December 31, 2001, there were no dividends in arrears and the Debt Ratio was 3.1%.

              Except under certain conditions relating to the Company's qualification as a REIT, the Senior Preferred Stock is not redeemable prior to the following dates: Series A - September 30, 2002, Series B - March 31, 2003, Series C - June 30, 1999, Series D - September 30, 2004, Series E - January 31, 2005, Series F - April 30, 2005, Series J - August 31, 2002, Series K - January 19, 2004, Series L - March 10, 2004, Series M - August 17, 2004, Series Q - January 19, 2006, Series R - September 28, 2006 , Series S - October 31, 2006, Series T - January 18, 2007, Series U - February 19, 2007. On or after the respective dates, each of the series of Senior Preferred Stock will be redeemable, at the option of the Company, in whole or in part, at $25 per share (or depositary share in the case of the Series J through Series U), plus accrued and unpaid dividends.

              Common stock
              ------------

              During 2001, 2000 and 1999, we issued and repurchased shares of our common stock as follows:

                                                2001                        2000                        1999
                                      --------------------------   ------------------------   -------------------------
                                                                (Dollar amount in thousands)
                                         Shares        Amount        Shares        Amount        Shares        Amount
                                      ------------   -----------   -----------   ----------   -----------    ----------
Exercise of stock options...........      704,901    $   15,857       242,598    $   4,608       511,989      $ 10,000
In connection with mergers (Note 3)             -             -             -            -    13,009,485       347,223
Conversion of OP Units..............            -             -       255,853        6,829       241,071         6,434
Business Combinations (a)...........    1,138,733        30,814             -            -     1,557,960        40,027
Repurchases of stock (b)............  (10,585,593)     (276,861)   (3,491,600)     (77,799)   (4,589,427)     (108,565)
                                      ------------   -----------   -----------   ----------   -----------    ----------
                                       (8,741,959)   $ (230,190)   (2,993,149)   $ (66,362)   10,731,078     $ 295,119
                                      ============   ===========   ===========   ==========   ===========    ==========

(a)  See Note 3 regarding acquisition of PS Insurance Company.

(b) Includes 10,000 shares purchased in January 2001 from a corporation wholly-owned by a director of the Company for an aggregate of $251,875 cash. Includes 2,619,893 shares purchased in March 2001 from a limited liability company of which a director of the Company is a controlling member for an aggregate of $68,064,820 in cash. In each transaction, the purchase price approximated market value as of the date of each transaction.

              As previously announced, the Board of Directors authorized the repurchase from time to time of up to 10,000,000 shares of the Company's common stock on the open market or in privately negotiated transactions. On March 4, 2000, the Board of Directors increased the authorized number of shares which the Company could repurchase to 15,000,000. On March 15, 2001, the Board of Directors increased the authorized number of shares the Company could repurchase to 20,000,000. During 2001, the Board of Directors increased the authorized number of shares the Company could repurchase to 25,000,000. Cumulatively through December 31, 2001, we repurchased a total of 21,486,020 shares of common stock at an aggregate cost of approximately $535,481,000.

              During 2001, we entered into an arrangement with a financial institution whereby we sold to the institution the right to require us to purchase from the institution (or, at our option, pay in cash or common stock the differential between the market price and $26.26 per share) up to 1,000,000 shares of our common stock at a price of $26.26 on certain dates in September 2001 and October 2001. In exchange for this right, the financial institution paid us $910,000, the amount of which has been reflected as an increase to our paid-in capital. The right expired without being exercised.

              On December 31, 2001, we issued 1,138,733 shares of common stock in connection with the acquisition of PS Insurance Company (Note 3), representing 1,439,765 shares issued to Hughes less 301,032 shares held by PS Insurance. On March 12, 1999, we issued 13,009,485 shares of common stock pursuant to the merger with Storage Trust Realty.

              At December 31, 2001, the Company had 11,240,846 shares of common stock reserved in connection with the Company's stock option plans (Note
     11), 7,000,000 shares of common stock reserved for the conversion of the Class B Common Stock and 237,935 shares reserved for the conversion of Convertible OP Units.

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

              For these purposes, FFO per share of Common Stock (as defined) was $2.93 for the year ended December 31, 2001.

              Equity Stock
              ------------

              The Company is authorized to issue up to 200,000,000 shares of Equity Stock. The Articles of Incorporation provide that the Equity Stock may be issued from time to time in one or more series and gives the Board of Directors broad authority to fix the dividend and distribution rights, conversion and voting rights, redemption provisions and liquidation rights of each series of Equity Stock.

              Equity Stock,  Series A
              -----------------------

              As of December 31, 2001, there were 8,776,102 depositary shares, each representing 1/1,000 of a share, of Equity Stock, Series A outstanding. The following table summarizes the activity:

                                                2001                        2000
                                       -------------------------   --------------------------
                                       Depositary     Issuance     Depositary      Issuance
                                         Shares        Amount        Shares         Amount
                                       -----------   -----------   -----------    -----------
                                                  (Dollar amounts in thousands)
Amount at beginning of year......       5,635,602    $  113,354             -     $       -
Public offerings.................       2,210,500        51,836     3,382,500        68,318
Direct placements................         930,000        22,984             -             -
Special dividend.................               -             -     2,200,555        44,011
Issued to a related party in
  connection with acquisitions of
  real estate facilities........                -             -        52,547         1,025
                                       -----------   -----------   -----------    -----------
Amount at end of year...........        8,776,102    $  188,174     5,635,602     $ 113,354
                                       ===========   ===========   ===========    ===========

              The issuance amounts have been recorded as part of paid-in capital on the consolidated balance sheet.

              The Equity Stock, Series A ranks on a parity with common stock and junior to the Senior Preferred Stock with respect to general preference rights and has a liquidation amount which cannot exceed $24.50 per share. Distributions with respect to each depositary share shall be the lesser of:
     a) five times the per share dividend on the Common Stock or b) $2.45 per annum (prorated for the year 2000). Except in order to preserve the Company's federal income tax status as a REIT, we may not redeem the depositary shares before March 31, 2010. On or after March 31, 2010, we may, at our option, redeem the depositary shares at $24.50 per depositary share. If the Company fails to preserve its federal income tax status as a REIT, each depositary shares will be convertible into 0.956 shares of our common stock. The depositary shares are otherwise not convertible into common stock. Holders of depositary shares vote as a single class with our holders of common stock on shareholder matters, but the depositary shares have the equivalent of one-tenth of a vote per depositary share. We have no obligation to pay distributions if no distributions are paid to common shareholders.

              Equity Stock, Series AA
              -----------------------

              In June 1997, we contributed $22,500,000 (225,000 shares) of Equity Stock, Series AA to a partnership in which the Company is the general partner. As a result of this contribution, the Company obtained a controlling interest in the partnership and began to consolidate the accounts of the partnership and therefore the Equity Stock, Series AA and related dividends are eliminated in consolidation. The Equity Stock, Series AA ranks on a parity with Common Stock and junior to the Senior Preferred Stock with respect to general preference rights and has a liquidation amount of ten times the amount paid to each Common Share up to a maximum of $100 per share. Quarterly distributions per share on the Equity Stock, Series AA are equal to the lesser of (i) 10 times the amount paid per Common Stock or (ii) $2.20. We have no obligation to pay distributions if no distributions are paid to common shareholders.

              Equity Stock, Series AAA
              ------------------------

              In November 1999, we sold $100,000,000 (4,289,544 shares) of
     Equity Stock, Series AAA to the Consolidated Development Joint Venture (Note 8). We control the joint venture and consolidate the accounts of the joint venture, and accordingly the Equity Stock, Series AAA and related dividends are eliminated in consolidation. The Equity Stock, Series AAA ranks on a parity with Common Stock and junior to the Senior Preferred Stock with respect to general preference rights, and has a liquidation amount equal to 120% of the amount distributed to each common share. Annual distributions per share are equal to the lesser of (i) five times the amount paid per common share or (ii) $2.1564. We have no obligation to pay distributions if no distributions are paid to common shareholders.

              Dividends
              ---------

              On August 9, 2001, the Board of Directors increased the quarterly distribution paid on the Company's common stock from $0.22 to $0.45, an increase of $0.23 or 104.5% over the previous quarterly distribution.

              The unaudited characterization of dividends for Federal income tax purposes is made based upon earnings and profits of the Company, as defined by the Internal Revenue Code. Distributions declared by the Board of Directors (including distributions to the holders of preferred stock) in 2001 were characterized as follows:

                                         1st Quarter        2nd Quarter         3rd Quarter         4th Quarter
                                         -----------        -----------         -----------         -----------
        Ordinary income                       96.60%             99.67%             100.00%             100.00%
        Long-term Capital Gain                 3.40%              0.33%               0.00%               0.00%
                                         -----------        -----------         -----------         -----------
            Total                            100.00%            100.00%             100.00%             100.00%
                                         ===========        ===========         ===========         ===========

              On August 9, 2001, the Board of Directors declared a special distribution to the common shareholders of $0.35 per common share in cash, which was paid on September 30, 2001. On August 30, 2000, the Board of Directors declared a special distribution to the common shareholders of $0.60 per common share in cash, which was paid on September 30, 2000. On November 4, 1999, the Board of Directors declared a special distribution to the common shareholders. The special distribution is comprised of (i) $0.65 per common share payable in depositary shares, representing interests in Equity Stock, Series A, with cash being paid in lieu of fractional shares or (ii) at the election of each common shareholder, $0.62 per common share payable in cash. The special distribution was accrued at December 31, 1999, and paid on January 14, 2000 to shareholders of record as of November 15, 1999.

              The following summarizes dividends during 2001, 2000 and 1999:

                                              2001                   2000                   1999
                                       ------------------     -------------------    -------------------
                                       Per share   Total      Per share    Total     Per share    Total
                                       --------- --------     ---------  --------    ---------  --------
                                                       (in thousands, except per share data)
Preferred Stock:
Series A                                $2.500     $4,563        $2.500    $4,563       $2.500    $4,563
Series B                                $2.300      5,488        $2.300     5,488       $2.300     5,488
Series C                                $1.688      2,024        $1.711     2,052       $1.688     2,024
Series D                                $2.375      2,850        $2.375     2,850       $2.375     2,850
Series E                                $2.500      5,488        $2.500     5,488       $2.500     5,488
Series F                                $2.437      5,606        $2.437     5,606       $2.437     5,606
Series G                                $1.664     11,482        $2.219    15,309       $2.219    15,309
Series H                                $1.608     10,853        $2.112    14,259       $2.112    14,259
Series I                                $1.869      7,475        $2.156     8,625       $2.156     8,625
Series J                                $2.000     12,000        $2.000    12,000       $2.000    12,000
Series K                                $2.063      9,488        $2.063     9,488       $1.965     9,040
Series L                                $2.063      9,488        $2.063     9,488       $1.673     7,695
Series M                                $2.188      4,922        $2.188     4,922       $0.820     1,846
Series Q                                $2.048     14,134             -         -            -         -
Series R                                $0.500     10,200             -         -            -         -
Series S                                $0.334      1,918             -         -            -         -
                                                 --------                --------               --------
                                                  117,979                 100,138                 94,793
Common Stock:
Common Stock (a)                        $1.690    193,121        $1.480   184,084       $1.520   195,383
Equity Stock, Series A                  $2.450     19,455        $2.363    11,042            -         -
Class B Common Stock                    $1.639     11,475        $1.436    10,049            -         -
                                                 --------                --------               --------
                                                 $342,030                $305,313               $290,176
                                                 ========                ========               ========

(a) $82,086,000 ($0.64 per share) of the common dividend in 1999 was accrued at December 31, 1999, of which $38,075,000 was paid on January 14, 2000 in cash and $44,011,000 was paid in the issuance of depositary shares of Equity Stock, Series A.

              The dividend rate on the Series C Preferred Stock is adjusted quarterly and is equal to the highest of one of three U.S. Treasury indices (Treasury Bill Rate, Ten Year Constant Maturity Rate, and Thirty Year Constant Maturity Rate) multiplied by 110%. However, the dividend rate for any dividend period will not be less than 6.75% per annum nor greater than 10.75% per annum. The dividend rate with respect to the first quarter of 2002 will be equal to 6.75% per annum.

10.  Related Party Transactions
     --------------------------

              On December 31, 2001, the Company purchased all of the capital stock of PS Insurance Company from B. Wayne Hughes, our Chairman and Chief Executive Officer, and members of his family. This acquisition is discussed more fully in Note 3.

              In November 1999, we formed the Consolidated Development Joint Venture with a joint venture partner whose partners include an institutional investor and Mr. Hughes. This transaction is discussed more fully in Note 8.

              On December 31, 2001, the Company acquired equity interests in the Consolidated Entities from Mr. Hughes for a cash price of $786,770, a price representing the Hughes family's original cost in these equity interests. This amount is included in the amounts described as "acquisition of minority interests" in Note 8.

              In January 2001, the Company repurchased 10,000 shares of common stock from a corporation wholly-owned by a director of the Company for an aggregate of $251,875 cash. In March 2001, the Company repurchased 2,619,893 shares of common stock from a limited liability company of which a director of the Company is a controlling member for an aggregate of $68,064,820 cash. In each transaction, the purchase price approximated market value as of the date of each transaction.

              In December 2001, the Company loaned $35,000,000 to PSB. This loan bears interest at the rate of 3.25% per year. All outstanding principal and accrued and unpaid interest shall be repaid on June 30, 2002; however, PSB may make prepayments in whole or in part at any time without penalty. This loan, which was repaid in full on January 28, 2002 (unaudited), was included in Notes Receivable at December 31, 2001.

11.  Stock options
     -------------

              The Company has a 1990 Stock Option Plan (the "1990 Plan") which provides for the grant of non-qualified stock options. The Company has a 1994 Stock Option Plan (the "1994 Plan"), a 1996 Stock Option and Incentive Plan (the "1996 Plan") and a 2000 Non-Executive/Non-Director Stock Option and Incentive Plan (the "2000 Plan"), each of which provides for the grant of non-qualified options and incentive stock options. (The 1990 Plan, the 1994 Plan, the 1996 Plan and the 2000 Plan are collectively referred to as the "PSI Plans"). Under the PSI Plans, the Company has granted non-qualified options to certain directors, officers and key employees to purchase shares of the Company's common stock at a price equal to the fair market value of the common stock at the date of grant. Generally, options under the Plans vest over a three-year period from the date of grant at the rate of one-third per year and expire (i) under the 1990 Plan, five years after the date they became exercisable and (ii) under the 1994 Plan, the 1996 Plan and the 2000 Plan, ten years after the date of grant. The 1996 Plan and the 2000 Plan also provide for the grant of restricted stock to officers, key employees and service providers on terms determined by an authorized committee of the Board of Directors; no shares of restricted stock have been granted. In connection with the Storage Trust merger in March 1999, we assumed the outstanding non-qualified options under the Storage Trust Realty 1994 Share Incentive Plan (the "Storage Trust Plan"), which were converted into non-qualified options to purchase our common stock (the PSI Plans and the Storage Trust Plan are collectively referred to as the "Plans.") The Company determined there was no material impact from the use of the fair value method for the years ended December 31, 2001, 2000 and 1999.

              Information with respect to the Plans during 2001, 2000 and 1999 is as follows:

                                                        2001                            2000                         1999
                                              --------------------------       -------------------------   -------------------------
                                               Number          Average          Number        Average        Number        Average
                                                 of           Price per           of         Price per         of         Price per
                                               Options          Share          Options         Share        Options         Share
                                              ----------     -----------       ----------   ------------   ----------    -----------
Options outstanding January 1                 6,412,576          $23.65        3,024,274         $24.08    2,054,285         $22.85
  Granted or assumed                          1,776,500           27.93        3,762,500          23.06    1,576,626          24.39
  Exercised                                    (704,901)          22.50         (242,598)         18.99     (511,989)         19.53
  Canceled                                     (806,841)          24.51         (131,600)         26.01      (94,648)         27.28
                                              ----------     -----------       ----------   ------------   ----------    -----------
Options outstanding December 31               6,677,334           24.81        6,412,576          23.65    3,024,274         $24.08
                                                             ===========                    ============                 ===========
                                                                 $14.88                          $14.13                       $9.38
Option price range at December 31 (A)                         to $34.68                       to $33.56                   to $33.56
Options exercisable at December 31            2,618,889          $24.14        1,680,083         $23.83    1,259,771         $21.97
                                              ==========     ===========       ==========   ============   ==========    ===========

Options available for grant at December 31    4,563,512                           33,171                   1,683,505
                                              ==========                       ==========                  ==========

(A) Approximately 6,532,334, 6,362,575 and 2,967,274 of options outstanding at December 31, 2001, 2000 and 1999, had exercise prices less than $30.

              In 1996, the Company adopted the disclosure requirement provision of SFAS 123 in accounting for stock-based compensation issued to employees. As of December 31, 2001, 2000 and 1999 there were 6,675,667, 6,372,741 and
     2,935,338 options outstanding, respectively, that were subject to SFAS 123 disclosure requirements. The Company follows Accounting Principles Board Opinion 25, "Accounting for Stock Issued to Employees", ("APB 25") to account for employee stock options. An alternative method of accounting for stock options is Financial Accounting Standards Board Statement No. 123 ("SFAS 123"). Under SFAS 123, employee stock options are valued at grant date, and this expense is recognized ratably over the vesting period, rather than including the dilutive impact of stock options in weighted average shares outstanding - diluted as the Company does in following APB
     25. Had the Company computed compensation cost with respect to SFAS 123, net income would have been $320,032,000, $295,417,000 and $286,551,000 in
     2001, 2000 and 1999, respectively. Diluted net income per share would have been $1.48, $1.40 and $1.51 in 2001, 2000 and 1999, respectively. Basic net income per share would have been $1.49, $1.40 and $1.52, respectively. In computing such compensation cost, the Company used the Black-Scholes method with a risk-free interest rate of 5.55% for 1999, 6.16% for 2000 and 4.08% for 2001; an expected life of 5 years for each year; expected volatility of .201 for 1999, .191 for 2000 and .155 for 2001; and an expected dividend yield of 7% for each year.

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

              Measurement of segment profit or loss
              -------------------------------------

              We evaluate performance and allocate resources based upon the net segment income of each segment. Net segment income represents net income in conformity with generally accepted accounting principles and our significant accounting policies as denoted in Note 2, before interest and other income, interest expense, corporate general and administrative expense, and minority interest in income. The accounting policies of the reportable segments are the same as those described in the Summary of Significant Accounting Policies.

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

RECONCILIATION OF REVENUES BY SEGMENT:
--------------------------------------
                                                 Year Ended December 31,                    Year Ended December 31,
                                                ------------------------                   ------------------------
                                                   2001         2000         Change            2000         1999        Change
                                                -----------  -----------  -----------      -----------  -----------  -----------
                                                                         (Dollar amounts in thousands)
Self-storage
------------
  Rental revenue............................    $  721,662   $  653,110   $   68,552       $   653,110  $   592,619  $    60,491
  Equity in earnings - self storage property
     operations.............................        22,912       21,265        1,647            21,265       20,382          883
  Equity in earnings - Depreciation (self
     -storage)..............................        (7,562)      (7,153)        (409)           (7,153)      (7,591)         438
                                                -----------  -----------  -----------      -----------  -----------  -----------
      Self Storage segment revenues.........       737,012      667,222       69,790           667,222      605,410       61,812
                                                -----------  -----------  -----------      -----------  -----------  -----------

Containerized storage revenues                      47,686       37,914        9,772            37,914       27,028       10,886
-------------------------------

Commercial  properties
  Rental revenue............................        12,530       11,341        1,189            11,341        8,204        3,137
  Equity in earnings - commercial property
     operations.............................        51,335       42,562        8,773            42,562       35,623        6,939
  Equity in earnings - Depreciation
     (commercial properties)................       (17,534)     (14,672)      (2,862)          (14,672)     (12,130)      (2,542)
                                                -----------  -----------  -----------      -----------  -----------  -----------
      Commercial properties  segment revenues       46,331       39,231        7,100            39,231       31,697        7,534
                                                -----------  -----------  -----------      -----------  -----------  -----------

Other items not allocated to segments
-------------------------------------
  Equity in earnings - general and
     administrative and other...............       (10,609)      (5,893)      (4,716)           (5,893)      (4,101)      (1,792)
  Interest and other income.................        14,225       18,836       (4,611)           18,836       16,700        2,136
                                                -----------  -----------  -----------      -----------  -----------  -----------
    Total other items not allocated to
        segments............................         3,616       12,943       (9,327)           12,943       12,599          344
                                                -----------  -----------  -----------      -----------  -----------  -----------
      Total consolidated revenues...........    $  834,645   $  757,310   $   77,335       $  757,310   $  676,734   $   80,576
                                                ===========  ===========  ===========      ===========  ===========  ===========

                                      F-29

  RECONCILIATION OF NET INCOME BY SEGMENT:
  ----------------------------------------
                                                 Year Ended December 31,                 Year Ended December 31,
                                                ------------------------                ------------------------
                                                    2001         2000       Change          2000         1999       Change
                                                -----------  -----------  -----------   -----------  -----------  -----------
                                                                        (Dollar amounts in thousands)
  Self-storage
  ------------
  Storage properties........................      $492,451    $442,648     $49,803        $442,648     $408,138   $34,510
  Depreciation and amortization -
     self-storage...........................      (158,476)   (141,425)    (17,051)       (141,425)    (131,118)  (10,307)
  Equity in earnings - storage property
     operations.............................        22,912      21,265       1,647          21,265       20,382       883
  Equity in earnings - depreciation (storage)       (7,562)     (7,153)       (409)         (7,153)      (7,591)      438
                                                -----------  -----------  -----------   -----------  -----------  -----------
      Total self-storage segment income.....       349,325     315,335      33,990         315,335      289,811    25,524
                                                -----------  -----------  -----------   -----------  -----------  -----------

  Containerized storage
  ---------------------
  Containerized storage.....................         4,682         116       4,566             116       (2,481)    2,597
  Depreciation..............................        (6,900)     (5,251)     (1,649)         (5,251)      (4,915)     (336)
                                                -----------  -----------  -----------   -----------  -----------  -----------
       Total containerized storage segment
       loss.................................        (2,218)     (5,135)      2,917          (5,135)      (7,396)    2,261
                                                -----------  -----------  -----------   -----------  -----------  -----------

  Commercial  properties
  ----------------------
  Commercial properties.....................         8,558       7,515       1,043           7,515        5,378     2,137
  Depreciation and amortization - commercial
     properties.............................        (2,685)     (2,291)       (394)         (2,291)      (1,686)     (605)
  Equity in earnings - commercial property
     operations.............................        51,335      42,562       8,773          42,562       35,623     6,939
  Equity in earnings - depreciation
     (commercial properties)................       (17,534)    (14,672)     (2,862)        (14,672)     (12,130)   (2,542)
                                                -----------  -----------  -----------   -----------  -----------  -----------
      Total commercial property segment
      income................................        39,674      33,114       6,560          33,114       27,185     5,929
                                                -----------  -----------  -----------   -----------  -----------  -----------

  Other items not allocated to segments
  -------------------------------------
  Equity in earnings - general and
     administrative  and other..............       (10,609)     (5,893)     (4,716)         (5,893)      (4,101)   (1,792)
  Interest and other income.................        14,225      18,836      (4,611)         18,836       16,700     2,136
  General and administrative ...............       (21,038)    (21,306)        268         (21,306)     (12,491)   (8,815)
  Interest expense..........................        (3,227)     (3,293)         66          (3,293)      (7,971)    4,678
  Minority interest in income ..............       (46,015)    (38,356)     (7,659)        (38,356)     (16,006)  (22,350)
  Gain on disposition of real estate .......         4,091       3,786         305           3,786        2,154     1,632
                                                -----------  -----------  -----------   -----------  -----------  -----------
      Total other items not allocated to
      segments..............................       (62,573)    (46,226)    (16,347)        (46,226)     (21,715)  (24,511)
                                                -----------  -----------  -----------   -----------  -----------  -----------
       Total consolidated company net income      $324,208    $297,088     $27,120        $297,088     $287,885    $9,203
                                                ===========  ===========  ===========   ===========  ===========  ===========


13.  Events subsequent to December 31, 2001 (Unaudited)
     --------------------------------------------------

              On January 16, 2002, we acquired the remaining interest in the Development Joint Venture, not previously consolidated in our consolidated financial statements, for approximately $155 million in cash, representing the amount necessary to provide the investor with an internal rate of return of 11.5% since inception of the partnership. The Development Joint Venture completed and opened 47 storage facilities from April 1997 to December 2000 for a total cost of $232 million. The partnership was funded solely with equity capital consisting of 30% from the Company and 70% from the institutional investor.

              On January 18, 2002, we completed a public offering of 6,000,000 depositary shares ($25 stated value per depositary share) each representing 1/1,000 of a share of 7.625% Cumulative Preferred Stock, Series T ("Series T Preferred Stock"). The Series T Preferred Stock has general preference rights over the Common Stock with respect to distributions and liquidation proceeds. Except in certain conditions relating to the Company's qualification as a REIT, the Series T preferred stock is not redeemable prior to January 18, 2007. After January 18, 2007, the Series T preferred stock will be redeemable at the option of the Company, in whole or in part, at $25 per depository share, plus accrued and unpaid dividends.

              On February 19, 2002, we completed a public offering of 6,000,000 depositary shares ($25 stated value per depositary share) each representing 1/1,000 of a share of 7.625% Cumulative Preferred Stock, Series U ("Series U Preferred Stock"). The Series U Preferred Stock has general preference rights over the Common Stock with respect to distributions and liquidation proceeds. Except in certain conditions relating to the Company's qualification as a REIT, the Series U preferred stock is not redeemable prior to February 19, 2007. After February 19, 2007, the Series U preferred stock will be redeemable at the option of the Company, in whole or in part, at $25 per depository share, plus accrued and unpaid dividends.

              On April 19, 2002 we expect to acquire all of the 55,150 limited partnership units that we did not own in PS Partners V, Ltd., a partnership which is consolidated with the Company. The acquisition of the 55,150 units will be accomplished through a merger of a subsidiary of the Company into the partnership and the conversion of the 55,150 units into either cash or common stock of the Company. Each unit will be converted into the right to receive a value of $596 in our common stock or, cash at the election of the unitholder.

14.  Recent accounting pronouncements and guidance
     ---------------------------------------------

              Accounting for business combinations
              ------------------------------------

              In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard No. 141, "Business Combinations," ("SFAS 141") which sets forth revised accounting guidance with respect to accounting for acquisitions of business enterprises. In accordance with the transition provisions of SFAS 141, the Company adopted the disclosure and accounting provisions of SFAS 141 for the business combinations it completed after June 30, 2001.

              Accounting for goodwill and other intangible assets
              ----------------------------------------------------

              In June 2001, the FASB issued Statement of Financial Accounting Standard No. 142, "Goodwill and Other Intangible Assets," ("SFAS 142") which addresses how intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination, which are addressed in SFAS 141) are to be accounted for. It also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. In accordance with SFAS 142, the Company will adopt the provisions of SFAS No. 142 in its financial statements beginning with the year ending December 31, 2002. The impact will include a reduction in amortization expense relative to goodwill and other intangible assets outstanding at December 31, 2001 of approximately $2,709,000 per year, pursuant to SFAS No. 142's provision that precludes amortization of intangibles with indeterminate lives. The Company will continue to annually review the recoverability of its intangible assets and goodwill by comparing the estimated value of such assets to their carrying value, in accordance with SFAS 142.

              Accounting for the impairment and disposal of long-lived assets
              ---------------------------------------------------------------

              In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144 ("SFAS 144") which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS 121, and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations" for a disposal of a segment of a business. SFAS 144 is effective for fiscal years beginning after December 15, 2001, with earlier application encouraged. The Company expects to adopt SFAS 144 on January 1, 2002, and does not expect that the adoption of the Statement will have a material impact upon the Company's financial position or results of operations.

15.  Commitments and Contingencies
     -----------------------------

              Lease obligations
              -----------------

              As of December 31, 2001, we leased 18 containerized storage facilities from third parties; in addition, certain trucks and related equipment are leased. Total lease expense for the facilities and equipment, comprised entirely of minimum lease payments, was approximately $8.0 million, $10.7 million and $13.6 million for the years ended December 31, 2001, 2000 and 1999, respectively. Future minimum lease payments at December 31, 2001 under these non-cancelable operating leases are as follows (in thousands):

                2002.........................       $    4,613
                2003.........................            2,926
                2004.........................            2,024
                2005.........................            1,249
                2006.........................              860
                Thereafter...................              325
                                                    ----------
                                                    $   11,997
                                                    ==========

              Legal proceedings
              -----------------

              In February 2000, a lawsuit was filed against the Company. The plaintiffs in this case are suing the Company on behalf of a purported class of California resident property managers who claim that they were not compensated for all the hours they worked. The named plaintiffs have indicated that their claims total less than $20,000 in aggregate. This maximum potential liability can only be increased if a class is certified or if claims are permitted to be brought on behalf of the others under the California Unfair Business Practices Act.

              The Company is continuing to vigorously contest the claims in this case and intends to resist any expansion beyond the named plaintiffs on the grounds of lack of commonality of claims. The Company does not believe that this case will have any material adverse effect.

              The Company is a party to various claims, complaints and other legal actions that have arisen in the normal course of business from time to time. The Company believes that the outcome of these other pending legal proceedings, in the aggregate, will not have a material adverse effect upon the operations or financial position of the Company.

16.  Supplementary quarterly financial data (unaudited)
     --------------------------------------------------

                                                              Three months ended
                                         -------------------------------------------------------------
                                          March 31,        June 30,      September 30,    December 31,
                                            2001             2001            2001             2001
                                         ----------      -----------     -------------    ------------
                                                     (in thousands, except per share data)
Rental revenues..................        $  184,959      $   194,484      $  202,715       $  199,720
                                         ==========      ===========     =============    ============
Cost of operations...............        $   66,897      $    66,536      $   70,521       $   72,233
                                         ==========      ===========     =============    ============
Net income.......................        $   74,635      $    81,773      $   83,604       $   84,196
                                         ==========      ===========     =============    ============
Per Common Share (Note 2):
   Net income -  Basic...........        $    0.34       $     0.40       $    0.41        $    0.38
                                         ==========      ===========     =============    ============
   Net income -  Diluted.........        $    0.34       $     0.39       $    0.41        $    0.38
                                         ==========      ===========     =============    ============

                                                              Three months ended
                                         -------------------------------------------------------------
                                          March 31,        June 30,      September 30,    December 31,
                                            2000             2000            2000             2000
                                         ----------      -----------     -------------    ------------

                                                     (in thousands, except per share data)
Rental revenues..................        $  164,866      $   173,278      $  181,792       $  182,429
                                         ==========      ===========     =============    ============
Cost of operations...............        $   59,160      $    60,801      $   64,810       $   67,315
                                         ==========      ===========     =============    ============
Net income.......................        $   72,561      $    74,303      $   75,652       $   74,572
                                         ==========      ===========     =============    ============
Per Common Share (Note 2):
   Net income - Basic............        $    0.34       $     0.35       $    0.37        $    0.35
                                         ==========      ===========     =============    ============
   Net income - Diluted..........        $    0.34       $     0.35       $    0.37        $    0.35
                                         ==========      ===========     =============    ============

                                      F-33

                              PUBLIC STORAGE, INC.
                           SCHEDULE III - REAL ESTATE
                          AND ACCUMULATED DEPRECIATION

                                                                                                         Adjustments
                                                                                                          Resulting
                                                                                                            from
                                                                    Initial Cost             Costs           the
                                                           ---------------------------     Subsequent    Acquisition
   Date                                      Encum-                       Buildings &         to         of Minority
 Acquired            Description             brances            Land      Improvements     Acquisition    Interests
--------------------------------------------------------------------------------------------------------------------

STORAGE FACILITIES
  6/30/99   Winter Park/N. Semor                               342,000        638,000        349,000       728,000
  6/30/99   N. Richland Hills/Da                               455,000        769,000        219,000       832,000
  6/30/99   Rolling Meadows/Lois                               441,000        849,000        278,000       898,000
  6/30/99   Gresham/Burnside Cou                               354,000        544,000        184,000       627,000
  6/30/99   Jacksonville/Univers                               211,000        741,000        191,000       700,000
  6/30/99   Irving/W. Airport Fw                               419,000        960,000        171,000       857,000
  6/30/99   Houston/Highway 6 So                               751,000      1,006,000        274,000     1,057,000
  6/30/99   Concord/Arnold Indus                               827,000      1,553,000        285,000     1,874,000
  6/30/99   Rockville/Gude Drive                               602,000        768,000        307,000       880,000
  6/30/99   Bradenton/Cortez Roa                               476,000        885,000        199,000       906,000
  6/30/99   San Antonio/NW Loop                                511,000        786,000        179,000       855,000
  6/30/99   Anaheim/La Palma                                 1,378,000        851,000        164,000     1,221,000
  6/30/99   Spring Valley/Sweetw                               271,000        380,000         76,000       416,000
  6/30/99   Ft. Myers/Tamiami Tr                               948,000        962,000        275,000     1,208,000
  6/30/99   Littleton/Centennial                               421,000        804,000        172,000       812,000
  6/30/99   Newark/Cedar Blvd                                  729,000        971,000        206,000     1,067,000
  6/30/99   Falls Church/Columbi                               901,000        975,000        204,000     1,141,000
  6/30/99   Fairfax/Lee Highwa                                 586,000      1,078,000        242,000     1,106,000
  6/30/99   Wheat Ridge/W. 44t                                 480,000        789,000        187,000       831,000
  6/30/99   Huntington Bch/Gotha                               952,000        890,000        240,000     1,130,000
  6/30/99   Fort Worth/Mc Cart A                               372,000        942,000        149,000       703,000
  6/30/99   San Diego/Clairemont                             1,601,000      2,035,000        308,000     2,034,000
  6/30/99   Houston/Millridge N.                             1,160,000      1,983,000        168,000     2,433,000
  6/30/99   Woodbridge/Jefferson                               840,000      1,689,000        212,000     1,446,000
  6/30/99   Mountainside (Was                                1,260,000      1,237,000        290,000     1,523,000
  6/30/99   Woodbridge/Davis F                               1,796,000      1,623,000        323,000     1,996,000
  6/30/99   Huntington Bch/Bolsa                             1,026,000      1,437,000        101,000     1,450,000
  6/30/99   Edison/Old Post Ro                                 498,000      1,267,000        217,000     1,175,000
  6/30/99   Northridge/Parthenia                             1,848,000      1,486,000        148,000     1,839,000
  6/30/99   Brick Township/Brick                               590,000      1,431,000        259,000     1,364,000
  6/30/99   Stone Mountain/Rockb                             1,233,000        288,000        278,000       852,000
  6/30/99   Hyattsville/Chillu                                 768,000      2,186,000        223,000     1,919,000
  6/30/99   Union City/Alvarad                                 992,000      1,776,000        179,000     1,690,000
  6/30/99   Oak Park/Greenfiel                                 621,000      1,735,000        154,000     1,490,000
  6/30/99   Tujunga/Foothill Blv                             1,746,000      2,383,000        112,000     2,370,000
  10/1/97   Marietta/Austell Rd                                398,000      1,326,000        243,000       460,000
  10/1/97   Denver/Leetsdale                                 1,407,000      1,682,000        171,000       580,000
  10/1/97   Baltimore/York Road                              1,538,000      1,952,000        264,000       684,000
  10/1/97   Bolingbrook                                        737,000      1,776,000        185,000       601,000
  10/1/97   Kent/Central                                       483,000      1,321,000        172,000       455,000
  10/1/97   Geneva/Roosevelt                                   355,000      1,302,000        157,000       451,000
  10/1/97   Denver/Sheridan                                    429,000      1,105,000        131,000       389,000
  10/1/97   Mountlake Terrace                                1,017,000      1,783,000        218,000       604,000

                                                           Gross Carrying Amount
                                                           At December 31, 2001
   Date                                         ----------------------------------------      Accumulated
 Acquired            Description                  Land           Building         Total      Depreciation
---------------------------------------------------------------------------------------------------------

STORAGE FACILITIES
  6/30/99   Winter Park/N. Semor                 426,000        1,631,000      2,057,000        214,000
  6/30/99   N. Richland Hills/Da                 568,000        1,707,000      2,275,000        209,000
  6/30/99   Rolling Meadows/Lois                 550,000        1,916,000      2,466,000        239,000
  6/30/99   Gresham/Burnside Cou                 441,000        1,268,000      1,709,000        159,000
  6/30/99   Jacksonville/Univers                 263,000        1,580,000      1,843,000        198,000
  6/30/99   Irving/W. Airport Fw                 523,000        1,884,000      2,407,000        241,000
  6/30/99   Houston/Highway 6 So                 936,000        2,152,000      3,088,000        261,000
  6/30/99   Concord/Arnold Indus               1,031,000        3,508,000      4,539,000        415,000
  6/30/99   Rockville/Gude Drive                 750,000        1,807,000      2,557,000        210,000
  6/30/99   Bradenton/Cortez Roa                 593,000        1,873,000      2,466,000        231,000
  6/30/99   San Antonio/NW Loop                  637,000        1,694,000      2,331,000        202,000
  6/30/99   Anaheim/La Palma                   1,718,000        1,896,000      3,614,000        213,000
  6/30/99   Spring Valley/Sweetw                 338,000          805,000      1,143,000         97,000
  6/30/99   Ft. Myers/Tamiami Tr               1,182,000        2,211,000      3,393,000        259,000
  6/30/99   Littleton/Centennial                 525,000        1,684,000      2,209,000        195,000
  6/30/99   Newark/Cedar Blvd                    909,000        2,064,000      2,973,000        226,000
  6/30/99   Falls Church/Columbi               1,124,000        2,097,000      3,221,000        232,000
  6/30/99   Fairfax/Lee Highwa                   731,000        2,281,000      3,012,000        250,000
  6/30/99   Wheat Ridge/W. 44t                   598,000        1,689,000      2,287,000        190,000
  6/30/99   Huntington Bch/Gotha               1,187,000        2,025,000      3,212,000        224,000
  6/30/99   Fort Worth/Mc Cart A                 463,000        1,703,000      2,166,000        182,000
  6/30/99   San Diego/Clairemont               1,996,000        3,982,000      5,978,000        438,000
  6/30/99   Houston/Millridge N.               1,446,000        4,298,000      5,744,000        477,000
  6/30/99   Woodbridge/Jefferson               1,047,000        3,140,000      4,187,000        339,000
  6/30/99   Mountainside (Was                  1,571,000        2,739,000      4,310,000        300,000
  6/30/99   Woodbridge/Davis F                 2,239,000        3,499,000      5,738,000        343,000
  6/30/99   Huntington Bch/Bolsa               1,279,000        2,735,000      4,014,000        285,000
  6/30/99   Edison/Old Post Ro                   621,000        2,536,000      3,157,000        265,000
  6/30/99   Northridge/Parthenia               2,304,000        3,017,000      5,321,000        286,000
  6/30/99   Brick Township/Brick                 735,000        2,909,000      3,644,000        270,000
  6/30/99   Stone Mountain/Rockb               1,537,000        1,114,000      2,651,000        100,000
  6/30/99   Hyattsville/Chillu                   958,000        4,138,000      5,096,000        367,000
  6/30/99   Union City/Alvarad                 1,237,000        3,400,000      4,637,000        320,000
  6/30/99   Oak Park/Greenfiel                   774,000        3,226,000      4,000,000        288,000
  6/30/99   Tujunga/Foothill Blv               2,177,000        4,434,000      6,611,000        353,000
  10/1/97   Marietta/Austell Rd                  398,000        2,029,000      2,427,000        432,000
  10/1/97   Denver/Leetsdale                   1,407,000        2,433,000      3,840,000        537,000
  10/1/97   Baltimore/York Road                1,538,000        2,900,000      4,438,000        616,000
  10/1/97   Bolingbrook                          737,000        2,562,000      3,299,000        549,000
  10/1/97   Kent/Central                         483,000        1,948,000      2,431,000        418,000
  10/1/97   Geneva/Roosevelt                     355,000        1,910,000      2,265,000        417,000
  10/1/97   Denver/Sheridan                      429,000        1,625,000      2,054,000        357,000
  10/1/97   Mountlake Terrace                  1,017,000        2,605,000      3,622,000        536,000

                                      F-34

                                                                                                         Adjustments
                                                                                                          Resulting
                                                                                                            from
                                                                    Initial Cost             Costs           the
                                                           ---------------------------     Subsequent    Acquisition
   Date                                      Encum-                       Buildings &         to         of Minority
 Acquired            Description             brances            Land      Improvements     Acquisition    Interests
--------------------------------------------------------------------------------------------------------------------
  10/1/97   Carol Stream/St.Charles                            185,000      1,187,000        150,000       411,000
  10/1/97   Marietta/Cobb Park                                 420,000      1,131,000        259,000       416,000
  10/1/97   Venice/Rose                                      5,468,000      5,478,000        595,000     1,817,000
  10/1/97   Ventura/Ventura Blvd                               911,000      2,227,000        218,000       760,000
  10/1/97   Studio City/Ventura                              2,421,000      1,610,000        139,000       534,000
  10/1/97   Madison Heights                                    428,000      1,686,000      2,026,000       561,000
  10/1/97   Lax/Imperial                                     1,662,000      2,079,000        185,000       714,000
  10/1/97   Justice/Industrial                                 233,000      1,181,000        132,000       404,000
  10/1/97   Burbank/San Fernando                             1,825,000      2,210,000        192,000       744,000
  10/1/97   Pinole/Appian Way                                  728,000      1,827,000        171,000       618,000
  10/1/97   Denver/Tamarac Park                              2,545,000      1,692,000        300,000       632,000
  10/1/97   Gresham/Powell                                     322,000      1,298,000        193,000       439,000
  10/1/97   Warren/Mound Road                                  268,000      1,025,000        158,000       350,000
  10/1/97   Woodside/Brooklyn                                5,016,000      3,950,000        301,000     1,359,000
  10/1/97   Enfield/Elm Street                                 399,000      1,900,000        252,000       639,000
  10/1/97   Roselle/Lake Street                                312,000      1,411,000        182,000       488,000
  10/1/97   Milwaukee/Appleton                                 324,000      1,385,000        165,000       469,000
  10/1/97   Emeryville/Bay St                                1,602,000      1,830,000        150,000       621,000
  10/1/97   Monterey/Del Rey                                   257,000      1,048,000        178,000       350,000
  10/1/97   San Leandro/Washington                             660,000      1,142,000        148,000       389,000
  10/1/97   Boca Raton/N.W. 20                               1,140,000      2,256,000        360,000       770,000
  10/1/97   Washington Dc/So Capital                         1,437,000      4,489,000        397,000     1,509,000
  10/1/97   Lynn/Lynnway                                       463,000      3,059,000        343,000     1,062,000
  10/1/97   Pompano Beach                                    1,077,000      1,527,000        501,000       524,000
  10/1/97   Lake Oswego/N.State                                465,000      1,956,000        249,000       661,000
  10/1/97   Daly City/Mission                                  389,000      2,921,000        231,000       955,000
  10/1/97   Odenton/Route 175                                  456,000      2,104,000        214,000       717,000
  10/1/97   Novato/Landing                                   2,416,000      3,496,000        226,000       317,000
  10/1/97   St. Louis/Lindberg                                 584,000      1,508,000        186,000       122,000
  10/1/97   Oakland/International                              358,000      1,568,000        196,000       127,000
  10/1/97   Stockton/March Lane                                663,000      1,398,000        102,000       110,000
  10/1/97   Des Plaines/Golf Rd                              1,363,000      3,093,000        192,000       238,000
  10/1/97   Morton Grove/Wauke                               2,658,000      3,232,000      3,401,000       452,000
  10/1/97   Los Angeles/Jefferson                            1,090,000      1,580,000        226,000       126,000
  10/1/97   Los Angeles/Martin                                 869,000      1,152,000         90,000        91,000
  10/1/97   San Leandro/E. 14t                                 627,000      1,289,000         96,000       102,000
  10/1/97   Tucson/Tanque Verde                                345,000      1,709,000        140,000       134,000
  10/1/97   Randolph/Warren St                               2,330,000      1,914,000        442,000       153,000
  10/1/97   Forrestville/Penn.                               1,056,000      2,347,000        215,000       187,000
  10/1/97   Bridgeport/Wordin                                4,877,000      2,739,000        561,000       229,000
  10/1/97   North Hollywood/Vine                               906,000      2,379,000        154,000       184,000
  10/1/97   Santa Cruz/Portola                                 535,000      1,526,000        143,000       122,000
  10/1/97   Hyde Park/River St                                 626,000      1,748,000        228,000       139,000
  10/1/97   Dublin/San Ramon Rd                                942,000      1,999,000        149,000       154,000
  10/1/97   Vallejo/Humboldt                                   473,000      1,651,000        115,000       128,000

                                                           Gross Carrying Amount
                                                           At December 31, 2001
   Date                                         ----------------------------------------      Accumulated
 Acquired            Description                  Land           Building         Total      Depreciation
---------------------------------------------------------------------------------------------------------
  10/1/97   Carol Stream/St.Charles              185,000        1,748,000      1,933,000        368,000
  10/1/97   Marietta/Cobb Park                   420,000        1,806,000      2,226,000        379,000
  10/1/97   Venice/Rose                        5,468,000        7,890,000     13,358,000      1,524,000
  10/1/97   Ventura/Ventura Blvd                 911,000        3,205,000      4,116,000        668,000
  10/1/97   Studio City/Ventura                2,421,000        2,283,000      4,704,000        494,000
  10/1/97   Madison Heights                      428,000        4,273,000      4,701,000        478,000
  10/1/97   Lax/Imperial                       1,662,000        2,978,000      4,640,000        625,000
  10/1/97   Justice/Industrial                   233,000        1,717,000      1,950,000        371,000
  10/1/97   Burbank/San Fernando               1,825,000        3,146,000      4,971,000        651,000
  10/1/97   Pinole/Appian Way                    728,000        2,616,000      3,344,000        551,000
  10/1/97   Denver/Tamarac Park                2,545,000        2,624,000      5,169,000        605,000
  10/1/97   Gresham/Powell                       322,000        1,930,000      2,252,000        396,000
  10/1/97   Warren/Mound Road                    268,000        1,533,000      1,801,000        307,000
  10/1/97   Woodside/Brooklyn                  5,016,000        5,610,000     10,626,000      1,008,000
  10/1/97   Enfield/Elm Street                   399,000        2,791,000      3,190,000        540,000
  10/1/97   Roselle/Lake Street                  312,000        2,081,000      2,393,000        425,000
  10/1/97   Milwaukee/Appleton                   324,000        2,019,000      2,343,000        401,000
  10/1/97   Emeryville/Bay St                  1,602,000        2,601,000      4,203,000        530,000
  10/1/97   Monterey/Del Rey                     257,000        1,576,000      1,833,000        308,000
  10/1/97   San Leandro/Washington               660,000        1,679,000      2,339,000        344,000
  10/1/97   Boca Raton/N.W. 20                 1,140,000        3,386,000      4,526,000        654,000
  10/1/97   Washington Dc/So Capital           1,437,000        6,395,000      7,832,000      1,063,000
  10/1/97   Lynn/Lynnway                         463,000        4,464,000      4,927,000        840,000
  10/1/97   Pompano Beach                      1,077,000        2,552,000      3,629,000        458,000
  10/1/97   Lake Oswego/N.State                  465,000        2,866,000      3,331,000        542,000
  10/1/97   Daly City/Mission                    389,000        4,107,000      4,496,000        775,000
  10/1/97   Odenton/Route 175                    456,000        3,035,000      3,491,000        501,000
  10/1/97   Novato/Landing                     2,416,000        4,039,000      6,455,000        966,000
  10/1/97   St. Louis/Lindberg                   584,000        1,816,000      2,400,000        424,000
  10/1/97   Oakland/International                358,000        1,891,000      2,249,000        437,000
  10/1/97   Stockton/March Lane                  663,000        1,610,000      2,273,000        380,000
  10/1/97   Des Plaines/Golf Rd                1,363,000        3,523,000      4,886,000        861,000
  10/1/97   Morton Grove/Wauke                 2,658,000        7,085,000      9,743,000      1,310,000
  10/1/97   Los Angeles/Jefferson              1,090,000        1,932,000      3,022,000        434,000
  10/1/97   Los Angeles/Martin                   869,000        1,333,000      2,202,000        313,000
  10/1/97   San Leandro/E. 14t                   627,000        1,487,000      2,114,000        344,000
  10/1/97   Tucson/Tanque Verde                  345,000        1,983,000      2,328,000        420,000
  10/1/97   Randolph/Warren St                 2,330,000        2,509,000      4,839,000        491,000
  10/1/97   Forrestville/Penn.                 1,056,000        2,749,000      3,805,000        628,000
  10/1/97   Bridgeport/Wordin                  4,877,000        3,529,000      8,406,000        767,000
  10/1/97   North Hollywood/Vine                 906,000        2,717,000      3,623,000        577,000
  10/1/97   Santa Cruz/Portola                   535,000        1,791,000      2,326,000        389,000
  10/1/97   Hyde Park/River St                   626,000        2,115,000      2,741,000        433,000
  10/1/97   Dublin/San Ramon Rd                  942,000        2,302,000      3,244,000        573,000
  10/1/97   Vallejo/Humboldt                     473,000        1,894,000      2,367,000        411,000

                                                                                                         Adjustments
                                                                                                          Resulting
                                                                                                            from
                                                                    Initial Cost             Costs           the
                                                           ---------------------------     Subsequent    Acquisition
   Date                                      Encum-                       Buildings &         to         of Minority
 Acquired            Description             brances            Land      Improvements     Acquisition    Interests
--------------------------------------------------------------------------------------------------------------------
  10/1/97   Fremont/Warm Springs                               848,000      2,885,000        209,000       225,000
  10/1/97   Seattle/Stone Way                                  829,000      2,180,000        253,000       172,000
  10/1/97   W. Olympia                                         149,000      1,096,000        250,000        90,000
  10/1/97   Mercer/Parkside Ave                                359,000      1,763,000        193,000       141,000
  10/1/97   Bridge Water/Main                                  445,000      2,054,000        245,000       160,000
  10/1/97   Norwalk/Hoyt Street                              2,369,000      3,049,000        520,000       255,000
  9/30/95   Whittier                                           215,000        384,000        104,000       719,000
  9/30/95   Van Nuys/Balboa                                    295,000        657,000         98,000     1,177,000
  9/30/95   Huntington Beach                                   176,000        321,000        147,000       727,000
  9/30/95   Monterey Park                      133,000         124,000        346,000         99,000       783,000
  9/30/95   Downey                                             191,000        317,000        132,000       823,000
  9/30/95   Del Amo                                            474,000        742,000        100,000       948,000
  9/30/95   Carson                                             375,000        735,000        112,000       447,000
   12/83    Charlotte                                          165,000      1,274,000        434,000       442,000
   12/83    Greensboro/Market                                  214,000      1,653,000        616,000       794,000
   12/83    Greensboro/Electra                                 112,000        869,000        329,000       382,000
   1/83     Raleigh/Yonkers                                    203,000        914,000        414,000       425,000
   12/83    Columbia                                           171,000      1,318,000        497,000       492,000
   12/83    Richmond                                           176,000      1,360,000        388,000       468,000
   12/83    Augusta                                             97,000        747,000        312,000       324,000
   4/84     Providence                                          92,000      1,087,000        384,000       423,000
   1/85     Cranston                                           175,000        722,000        320,000       267,000
   3/84     Marrietta/Cobb                                      73,000        542,000        296,000       259,000
   1/84     Fremont/Albrae                                     636,000      1,659,000        479,000       532,000
   12/83    Tacoma                                             553,000      1,173,000        372,000       487,000
   1/84     Belton                                             175,000        858,000        575,000       378,000
   1/84     Gladstone                                          275,000      1,799,000        452,000       640,000
   1/84     Hickman/112                                        257,000      1,848,000        445,000       618,000
   1/84     Holmes                                             289,000      1,333,000        374,000       455,000
   1/84     Independence                                       221,000      1,848,000        356,000       609,000
   1/84     Merriam                                            255,000      1,469,000        379,000       480,000
   1/84     Olathe                                             107,000        992,000        312,000       361,000
   1/84     Shawnee                                            205,000      1,420,000        437,000       502,000
   1/84     Topeka                                              75,000      1,049,000        245,000       356,000
   2/84     Unicorn/Nkoxville                                  662,000      1,887,000        686,000       692,000
   2/84     Central/Knoxville                                  449,000      1,281,000        567,000       455,000
   3/84     Manassas                                           320,000      1,556,000        377,000       553,000
   3/84     Pico Rivera                                        743,000        807,000        345,000       321,000
   5/84     Raleigh/Departure                                  302,000      2,484,000        487,000       788,000
   4/84     Milwaukie/Oregon                                   289,000        584,000        251,000       311,000
   7/84     Trevose/Old Lincoln                                421,000      1,749,000        398,000       582,000
   5/84     Virginia Beach                                     509,000      2,121,000        680,000       776,000
   5/84     Philadelphia/Grant                               1,041,000      3,262,000        463,000       971,000
   6/84     Lorton                                             435,000      2,040,000        517,000       682,000
   6/84     Baltimore                                          382,000      1,793,000        724,000       634,000

                                                           Gross Carrying Amount
                                                           At December 31, 2001
   Date                                         ----------------------------------------      Accumulated
 Acquired            Description                  Land           Building         Total      Depreciation
---------------------------------------------------------------------------------------------------------
  10/1/97   Fremont/Warm Springs                 848,000        3,319,000      4,167,000        676,000
  10/1/97   Seattle/Stone Way                    829,000        2,605,000      3,434,000        509,000
  10/1/97   W. Olympia                           149,000        1,436,000      1,585,000        280,000
  10/1/97   Mercer/Parkside Ave                  359,000        2,097,000      2,456,000        429,000
  10/1/97   Bridge Water/Main                    445,000        2,459,000      2,904,000        495,000
  10/1/97   Norwalk/Hoyt Street                2,369,000        3,824,000      6,193,000        713,000
  9/30/95   Whittier                             215,000        1,207,000      1,422,000        403,000
  9/30/95   Van Nuys/Balboa                      295,000        1,932,000      2,227,000        649,000
  9/30/95   Huntington Beach                     176,000        1,195,000      1,371,000        387,000
  9/30/95   Monterey Park                        124,000        1,228,000      1,352,000        430,000
  9/30/95   Downey                               191,000        1,272,000      1,463,000        408,000
  9/30/95   Del Amo                              474,000        1,790,000      2,264,000        750,000
  9/30/95   Carson                               375,000        1,294,000      1,669,000        346,000
   12/83    Charlotte                            165,000        2,150,000      2,315,000      1,281,000
   12/83    Greensboro/Market                    214,000        3,063,000      3,277,000      1,823,000
   12/83    Greensboro/Electra                   112,000        1,580,000      1,692,000        943,000
   1/83     Raleigh/Yonkers                      203,000        1,753,000      1,956,000      1,090,000
   12/83    Columbia                             171,000        2,307,000      2,478,000      1,407,000
   12/83    Richmond                             176,000        2,216,000      2,392,000      1,316,000
   12/83    Augusta                               97,000        1,383,000      1,480,000        824,000
   4/84     Providence                            92,000        1,894,000      1,986,000      1,137,000
   1/85     Cranston                             175,000        1,309,000      1,484,000        759,000
   3/84     Marrietta/Cobb                        73,000        1,097,000      1,170,000        649,000
   1/84     Fremont/Albrae                       636,000        2,670,000      3,306,000      1,650,000
   12/83    Tacoma                               553,000        2,032,000      2,585,000      1,241,000
   1/84     Belton                               175,000        1,811,000      1,986,000      1,096,000
   1/84     Gladstone                            275,000        2,891,000      3,166,000      1,728,000
   1/84     Hickman/112                          257,000        2,911,000      3,168,000      1,760,000
   1/84     Holmes                               289,000        2,162,000      2,451,000      1,262,000
   1/84     Independence                         221,000        2,813,000      3,034,000      1,677,000
   1/84     Merriam                              255,000        2,328,000      2,583,000      1,408,000
   1/84     Olathe                               107,000        1,665,000      1,772,000      1,002,000
   1/84     Shawnee                              205,000        2,359,000      2,564,000      1,393,000
   1/84     Topeka                                75,000        1,650,000      1,725,000        979,000
   2/84     Unicorn/Nkoxville                    662,000        3,265,000      3,927,000      1,884,000
   2/84     Central/Knoxville                    449,000        2,303,000      2,752,000      1,257,000
   3/84     Manassas                             320,000        2,486,000      2,806,000      1,479,000
   3/84     Pico Rivera                          743,000        1,473,000      2,216,000        914,000
   5/84     Raleigh/Departure                    302,000        3,759,000      4,061,000      2,246,000
   4/84     Milwaukie/Oregon                     289,000        1,146,000      1,435,000        687,000
   7/84     Trevose/Old Lincoln                  421,000        2,729,000      3,150,000      1,618,000
   5/84     Virginia Beach                       499,000        3,587,000      4,086,000      2,101,000
   5/84     Philadelphia/Grant                 1,040,000        4,697,000      5,737,000      2,821,000
   6/84     Lorton                               435,000        3,239,000      3,674,000      1,939,000
   6/84     Baltimore                            382,000        3,151,000      3,533,000      1,816,000

                                                                                                         Adjustments
                                                                                                          Resulting
                                                                                                            from
                                                                    Initial Cost             Costs           the
                                                           ---------------------------     Subsequent    Acquisition
   Date                                      Encum-                       Buildings &         to         of Minority
 Acquired            Description             brances            Land      Improvements     Acquisition    Interests
--------------------------------------------------------------------------------------------------------------------
   6/84     Laurel                                             501,000      2,349,000        673,000       824,000
   6/84     Delran                                             279,000      1,472,000        295,000       573,000
   5/84     Garland                                            356,000        844,000        235,000       360,000
   6/84     Orange Blossom                                     226,000        924,000        228,000       398,000
   6/84     Safe Place (Cincinnati)                            402,000      1,573,000        550,000       672,000
   6/84     Safe Place (Florence)                              185,000        740,000        405,000       376,000
   8/84     Medley                                             584,000      1,016,000        343,000       464,000
   8/84     Oklahoma City                                      340,000      1,310,000        524,000       652,000
   8/84     Newport News                                       356,000      2,395,000        653,000     1,013,000
   8/84     Kaplan (Walnut Hill)                               971,000      2,359,000        851,000     1,041,000
   9/84     Cockrell Hill                                      380,000        913,000      1,063,000       675,000
   11/84    Omaha                                              109,000        806,000        480,000       399,000
   12/84    Austin (Ben White)                                 325,000        474,000        288,000     (274,000)
   12/84    Austin (Lamar)                                     643,000        947,000        451,000       443,000
   12/84    Pompano                                            399,000      1,386,000        628,000       698,000
   12/84    Fort Worth                                         122,000        928,000         23,000       303,000
   11/84    Hialeah                                            886,000      1,784,000        295,000       672,000
   12/84    Montgomeryville                                    215,000      2,085,000        351,000       776,000
   1/85     Bossier City                                       184,000      1,542,000        460,000       656,000
   2/85     Simi Valley                                        737,000      1,389,000        320,000       520,000
   3/85     Chattanooga                                        202,000      1,573,000        444,000       683,000
   2/85     Hurst                                              231,000      1,220,000        232,000       480,000
   3/85     Portland                                           285,000        941,000        254,000       438,000
   5/85     Longwood                                           355,000      1,645,000        274,000       669,000
   3/85     Fern Park                                          144,000      1,107,000        217,000       432,000
   3/85     Fairfield                                          338,000      1,187,000        422,000       527,000
   4/85     Laguna Hills                                     1,224,000      3,303,000        412,000     1,213,000
   7/85     Columbus (Morse Rd.)                               195,000      1,510,000        383,000       670,000
   7/85     Columbus (Kenney Rd.)                              199,000      1,531,000        380,000       598,000
   5/85     Columbus (Busch Blvd.)                             202,000      1,559,000        359,000       592,000
   5/85     Columbus (Kinnear Rd.)                             241,000      1,865,000        358,000       771,000
   6/85     Grove City/Marlane Drive                           150,000      1,157,000        326,000       471,000
   6/85     Reynoldsburg                                       204,000      1,568,000        402,000       598,000
   5/85     Worthington                                        221,000      1,824,000        358,000       709,000
   7/85     Westerville                                        199,000      1,517,000        427,000       620,000
   5/85     Arlington                                          201,000      1,497,000        406,000       618,000
   7/85     Springfield                                         90,000        699,000        294,000       332,000
   7/85     Dayton (Needmore Road)                             144,000      1,108,000        377,000       460,000
   7/85     Dayton (Executive Blvd.)                           160,000      1,207,000        391,000       569,000
   7/85     Lilburn                                            331,000        969,000        231,000       424,000
   4/85     Austin/S. First                                    778,000      1,282,000        342,000       170,000
   4/85     Cincinnati/E. Kemper                               232,000      1,573,000        270,000       222,000
   4/85     Cincinnati/Colerain                                253,000      1,717,000        352,000       228,000
   4/85     Florence/Tanner Lane                               218,000      1,477,000        343,000       209,000
   5/85     Tacoma/Phillips Rd.                                396,000      1,204,000        277,000       168,000

                                                           Gross Carrying Amount
                                                           At December 31, 2001
   Date                                         ----------------------------------------      Accumulated
 Acquired            Description                  Land           Building         Total      Depreciation
---------------------------------------------------------------------------------------------------------
   6/84     Laurel                               501,000        3,846,000      4,347,000      2,305,000
   6/84     Delran                               279,000        2,340,000      2,619,000      1,313,000
   5/84     Garland                              356,000        1,439,000      1,795,000        811,000
   6/84     Orange Blossom                       226,000        1,550,000      1,776,000        869,000
   6/84     Safe Place (Cincinnati)              402,000        2,795,000      3,197,000      1,582,000
   6/84     Safe Place (Florence)                185,000        1,521,000      1,706,000        859,000
   8/84     Medley                               584,000        1,823,000      2,407,000      1,037,000
   8/84     Oklahoma City                        340,000        2,486,000      2,826,000      1,353,000
   8/84     Newport News                         356,000        4,061,000      4,417,000      2,285,000
   8/84     Kaplan (Walnut Hill)                 971,000        4,251,000      5,222,000      2,337,000
   9/84     Cockrell Hill                        380,000        2,651,000      3,031,000      1,525,000
   11/84    Omaha                                109,000        1,685,000      1,794,000        959,000
   12/84    Austin (Ben White)                   216,000          597,000        813,000        258,000
   12/84    Austin (Lamar)                       643,000        1,841,000      2,484,000        985,000
   12/84    Pompano                              399,000        2,712,000      3,111,000      1,470,000
   12/84    Fort Worth                           122,000        1,254,000      1,376,000        714,000
   11/84    Hialeah                              886,000        2,751,000      3,637,000      1,558,000
   12/84    Montgomeryville                      215,000        3,212,000      3,427,000      1,749,000
   1/85     Bossier City                         184,000        2,658,000      2,842,000      1,411,000
   2/85     Simi Valley                          737,000        2,229,000      2,966,000      1,228,000
   3/85     Chattanooga                          202,000        2,700,000      2,902,000      1,434,000
   2/85     Hurst                                231,000        1,932,000      2,163,000      1,058,000
   3/85     Portland                             285,000        1,633,000      1,918,000        882,000
   5/85     Longwood                             355,000        2,588,000      2,943,000      1,406,000
   3/85     Fern Park                            144,000        1,756,000      1,900,000        963,000
   3/85     Fairfield                            338,000        2,136,000      2,474,000      1,134,000
   4/85     Laguna Hills                       1,224,000        4,928,000      6,152,000      2,710,000
   7/85     Columbus (Morse Rd.)                 195,000        2,563,000      2,758,000      1,314,000
   7/85     Columbus (Kenney Rd.)                199,000        2,509,000      2,708,000      1,332,000
   5/85     Columbus (Busch Blvd.)               202,000        2,510,000      2,712,000      1,316,000
   5/85     Columbus (Kinnear Rd.)               241,000        2,994,000      3,235,000      1,561,000
   6/85     Grove City/Marlane Drive             150,000        1,954,000      2,104,000      1,042,000
   6/85     Reynoldsburg                         204,000        2,568,000      2,772,000      1,332,000
   5/85     Worthington                          221,000        2,891,000      3,112,000      1,511,000
   7/85     Westerville                          199,000        2,564,000      2,763,000      1,355,000
   5/85     Arlington                            201,000        2,521,000      2,722,000      1,330,000
   7/85     Springfield                           90,000        1,325,000      1,415,000        688,000
   7/85     Dayton (Needmore Road)               144,000        1,945,000      2,089,000      1,025,000
   7/85     Dayton (Executive Blvd.)             159,000        2,168,000      2,327,000      1,167,000
   7/85     Lilburn                              330,000        1,625,000      1,955,000        852,000
   4/85     Austin/S. First                      778,000        1,794,000      2,572,000      1,122,000
   4/85     Cincinnati/E. Kemper                 232,000        2,065,000      2,297,000      1,291,000
   4/85     Cincinnati/Colerain                  253,000        2,297,000      2,550,000      1,418,000
   4/85     Florence/Tanner Lane                 218,000        2,029,000      2,247,000      1,270,000
   5/85     Tacoma/Phillips Rd.                  396,000        1,649,000      2,045,000      1,005,000

                                                                                                         Adjustments
                                                                                                          Resulting
                                                                                                            from
                                                                    Initial Cost             Costs           the
                                                           ---------------------------     Subsequent    Acquisition
   Date                                      Encum-                       Buildings &         to         of Minority
 Acquired            Description             brances            Land      Improvements     Acquisition    Interests
--------------------------------------------------------------------------------------------------------------------
   5/85     Milwaukie/Mcloughlin II                            458,000        742,000        350,000       209,000
   7/85     San Diego/Kearny Mesa Rd                           783,000      1,750,000        337,000       267,000
   5/85     Manchester/S. Willow II                            371,000      2,129,000      (161,000)       198,000
   6/85     N. Hollywood/Raymer                                967,000        848,000        256,000       144,000
   7/85     Scottsdale/70th St                                 632,000      1,368,000        289,000       173,000
   7/85     Concord/Hwy 29                                     150,000        750,000        361,000       188,000
   10/85    N. Hollywood/Whitsett  (A)                       1,524,000      2,576,000        363,000       334,000
   10/85    Portland/SE 82nd St                                354,000        496,000        288,000        94,000
   9/85     Madison/Copps Ave.                                 450,000      1,150,000        388,000       150,000
   9/85     Columbus/Sinclair                                  307,000        893,000        297,000       108,000
   9/85     Philadelphia/Tacony St                             118,000      1,782,000        277,000       187,000
   10/85    Perrysburg/Helen Dr.                               110,000      1,590,000       (61,000)       140,000
   10/85    Columbus/Ambleside                                 124,000      1,526,000       (30,000)       136,000
   10/85    Indianapolis/Pike Place                            229,000      1,531,000        220,000       215,000
   10/85    Indianapolis/Beach Grove                           198,000      1,342,000        226,000       176,000
   10/85    Hartford/Roberts                                   219,000      1,481,000        335,000       318,000
   10/85    Wichita/S. Rock Rd.                                501,000      1,478,000        150,000       136,000
   10/85    Wichita/E. Harry                                   313,000      1,050,000         65,000       102,000
   10/85    Wichita/S. Woodlawn                                263,000        905,000         43,000        85,000
   10/85    Wichita/E. Kellogg                                 185,000        658,000       (46,000)        56,000
   10/85    Wichita/S. Tyler                                   294,000      1,004,000         68,000       152,000
   10/85    Wichita/W. Maple                                   234,000        805,000       (59,000)        68,000
   10/85    Wichita/Carey Lane                                 192,000        674,000         14,000        63,000
   10/85    Wichita/E. Macarthur                               220,000        775,000      (110,000)        93,000
   10/85    Joplin/S. Range Line                               264,000        904,000         97,000        91,000
   12/85    Milpitas                                         1,623,000      1,577,000        238,000       275,000
   12/85    Pleasanton/Santa Rita   (A)                      1,226,000      2,078,000        314,000       327,000
   7/88     Fort Wayne                                         101,000      1,524,000         53,000       144,000
   10/85    San Antonio/Wetmore Rd.                            306,000      1,079,000        403,000        65,000
   10/85    San Antonio/Callaghan                              288,000      1,016,000        354,000        44,000
   10/85    San Antonio/Zarzamora                              364,000      1,281,000        496,000        34,000
   10/85    San Antonio/Hackberry                              388,000      1,367,000      2,192,000        45,000
   10/85    San Antonio/Fredericksburg                         287,000      1,009,000        395,000        56,000
   10/85    Dallas/S. Westmoreland                             474,000      1,670,000        159,000        92,000
   10/85    Dallas/Alvin St.                                   359,000      1,266,000        161,000        65,000
   10/85    Fort Worth/W. Beach St.                            356,000      1,252,000        161,000        41,000
   10/85    Fort Worth/E. Seminary                             382,000      1,346,000        178,000        33,000
   10/85    Fort Worth/Cockrell St.                            323,000      1,136,000        162,000        64,000
   11/85    Everett/Evergreen                                  706,000      2,294,000        448,000        93,000
   11/85    Seattle/Empire Way                               1,652,000      5,348,000        581,000       171,000
   12/85    Amherst/Niagra Falls                               132,000        701,000        221,000        64,000
   12/85    West Sams Blvd.                                    164,000      1,159,000      (277,000)        63,000
   3/86     Jacksonville/Wiley                                 140,000        510,000        266,000        51,000
   12/85    MacArthur Rd.                                      204,000      1,628,000        173,000        30,000
   2/86     Costa Mesa/Pomona                                1,405,000      1,520,000        358,000        54,000

                                                           Gross Carrying Amount
                                                           At December 31, 2001
   Date                                         ----------------------------------------      Accumulated
 Acquired            Description                  Land           Building         Total      Depreciation
---------------------------------------------------------------------------------------------------------
   5/85     Milwaukie/Mcloughlin II              458,000        1,301,000      1,759,000        802,000
   7/85     San Diego/Kearny Mesa Rd             783,000        2,354,000      3,137,000      1,487,000
   5/85     Manchester/S. Willow II              371,000        2,166,000      2,537,000      1,356,000
   6/85     N. Hollywood/Raymer                  967,000        1,248,000      2,215,000        797,000
   7/85     Scottsdale/70th St                   632,000        1,830,000      2,462,000      1,109,000
   7/85     Concord/Hwy 29                       150,000        1,299,000      1,449,000        808,000
   10/85    N. Hollywood/Whitsett  (A)         1,524,000        3,273,000      4,797,000      2,021,000
   10/85    Portland/SE 82nd St                  354,000          878,000      1,232,000        579,000
   9/85     Madison/Copps Ave.                   450,000        1,688,000      2,138,000      1,042,000
   9/85     Columbus/Sinclair                    307,000        1,298,000      1,605,000        778,000
   9/85     Philadelphia/Tacony St               118,000        2,246,000      2,364,000      1,369,000
   10/85    Perrysburg/Helen Dr.                 110,000        1,669,000      1,779,000      1,021,000
   10/85    Columbus/Ambleside                   124,000        1,632,000      1,756,000        961,000
   10/85    Indianapolis/Pike Place              229,000        1,966,000      2,195,000      1,208,000
   10/85    Indianapolis/Beach Grove             198,000        1,744,000      1,942,000      1,073,000
   10/85    Hartford/Roberts                     219,000        2,134,000      2,353,000      1,278,000
   10/85    Wichita/S. Rock Rd.                  642,000        1,623,000      2,265,000        981,000
   10/85    Wichita/E. Harry                     313,000        1,217,000      1,530,000        790,000
   10/85    Wichita/S. Woodlawn                  263,000        1,033,000      1,296,000        666,000
   10/85    Wichita/E. Kellogg                   185,000          668,000        853,000        429,000
   10/85    Wichita/S. Tyler                     294,000        1,224,000      1,518,000        833,000
   10/85    Wichita/W. Maple                     234,000          814,000      1,048,000        500,000
   10/85    Wichita/Carey Lane                   192,000          751,000        943,000        458,000
   10/85    Wichita/E. Macarthur                 220,000          758,000        978,000        467,000
   10/85    Joplin/S. Range Line                 264,000        1,092,000      1,356,000        687,000
   12/85    Milpitas                           1,623,000        2,090,000      3,713,000      1,299,000
   12/85    Pleasanton/Santa Rita   (A)        1,226,000        2,719,000      3,945,000      1,657,000
   7/88     Fort Wayne                           101,000        1,721,000      1,822,000        885,000
   10/85    San Antonio/Wetmore Rd.              306,000        1,547,000      1,853,000      1,017,000
   10/85    San Antonio/Callaghan                288,000        1,414,000      1,702,000        937,000
   10/85    San Antonio/Zarzamora                364,000        1,811,000      2,175,000      1,146,000
   10/85    San Antonio/Hackberry                389,000        3,603,000      3,992,000      1,225,000
   10/85    San Antonio/Fredericksburg           287,000        1,460,000      1,747,000        972,000
   10/85    Dallas/S. Westmoreland               474,000        1,921,000      2,395,000      1,270,000
   10/85    Dallas/Alvin St.                     359,000        1,492,000      1,851,000        992,000
   10/85    Fort Worth/W. Beach St.              356,000        1,454,000      1,810,000        969,000
   10/85    Fort Worth/E. Seminary               382,000        1,557,000      1,939,000      1,045,000
   10/85    Fort Worth/Cockrell St.              323,000        1,362,000      1,685,000        907,000
   11/85    Everett/Evergreen                    706,000        2,835,000      3,541,000      1,965,000
   11/85    Seattle/Empire Way                 1,652,000        6,100,000      7,752,000      4,064,000
   12/85    Amherst/Niagra Falls                 132,000          986,000      1,118,000        672,000
   12/85    West Sams Blvd.                      164,000          945,000      1,109,000        640,000
   3/86     Jacksonville/Wiley                   140,000          827,000        967,000        532,000
   12/85    MacArthur Rd.                        204,000        1,831,000      2,035,000      1,199,000
   2/86     Costa Mesa/Pomona                  1,405,000        1,932,000      3,337,000      1,276,000

                                                                                                         Adjustments
                                                                                                          Resulting
                                                                                                            from
                                                                    Initial Cost             Costs           the
                                                           ---------------------------     Subsequent    Acquisition
   Date                                      Encum-                       Buildings &         to         of Minority
 Acquired            Description             brances            Land      Improvements     Acquisition    Interests
--------------------------------------------------------------------------------------------------------------------
   12/85    Brockton/Main                                      153,000      2,020,000      (215,000)        58,000
   1/86     Mapleshade/Rudderow                                362,000      1,811,000        282,000        88,000
   1/86     Bordentown/Groveville                              196,000        981,000        149,000        69,000
   12/85    Eatontown/Hwy 35                                   308,000      4,067,000        453,000       120,000
   2/86     Brea/Imperial Hwy                                1,069,000      2,165,000        359,000        92,000
   12/85    Denver/Leetsdale                                   603,000        847,000        215,000        34,000
   2/86     Skokie/McCormick                                   638,000      1,912,000        258,000        46,000
   1/86     Sun Valley/Sheldon                                 544,000      1,836,000        335,000        54,000
   3/86     St. Louis/Forder                                   517,000      1,133,000        275,000        38,000
   1/86     Las Vegas/Highland                                 432,000        848,000        222,000        38,000
   5/86     Westlake Village                                 1,205,000        995,000        222,000        17,000
   2/86     Colorado Springs/Sinton                            535,000      1,115,000        251,000       104,000
   2/86     Oklahoma City/Penn                                 146,000        829,000        147,000        61,000
   2/86     Oklahoma City/39th Expressway                      238,000        812,000        284,000        73,000
   4/86     Reno/ Telegraph                                    649,000      1,051,000        447,000       122,000
   7/86     Colorado Springs/Hollow Tree                       574,000        726,000        264,000        63,000
   4/86     St. Louis/Kirkham                                  199,000      1,001,000        218,000         8,000
   4/86     St. Louis/Reavis                                   192,000        958,000        201,000        11,000
   4/86     Fort Worth/East Loop                               196,000        804,000        228,000        24,000
   6/86     Richland Hills                                     543,000        857,000        425,000       (5,000)
   5/86     Sacramento/Franklin Blvd.                          872,000        978,000        466,000      (55,000)
   6/86     West Valley/So. 3600                               208,000      1,552,000        374,000     (164,000)
   7/86     West LA/Purdue Ave.                              2,415,000      3,585,000        247,000       (1,000)
   7/86     Capital Heights/Central Ave.                       649,000      3,851,000        348,000      (51,000)
   10/86    Peralta/Fremont                                    851,000      1,074,000        277,000        14,000
   7/86     Pontiac/Dixie Hwy.                                 259,000      2,091,000         90,000        34,000
   8/86     Laurel/Ft. Meade Rd.                               475,000      1,475,000        242,000        52,000
   9/86     Kansas City/S. 44th.                               509,000      1,906,000        476,000      (32,000)
   10/86    Birmingham/Highland                                 89,000        786,000        217,000        72,000
   10/86    Birmingham/Riverchase                              262,000      1,338,000        383,000        64,000
   10/86    Birmingham/Eastwood                                166,000      1,184,000        281,000       120,000
   10/86    Birmingham/Forestdale                              152,000        948,000        222,000       111,000
   10/86    Birmingham/Centerpoint                             265,000      1,305,000        270,000         6,000
   10/86    Birmingham/Roebuck Plaza                           101,000        399,000        249,000       213,000
   10/86    Birmingham/Greensprings                            347,000      1,173,000        290,000     (232,000)
   10/86    Birmingham/Hoover-Lorna                            372,000      1,128,000        356,000      (64,000)
   10/86    Midfield/Bessemer                                  170,000        355,000        286,000     (101,000)
   10/86    Huntsville/Leeman Ferry Rd.                        158,000        992,000        256,000       123,000
   10/86    Huntsville/Drake                                   253,000      1,172,000        244,000        56,000
   10/86    Anniston/Whiteside                                  59,000        566,000        189,000        77,000
   10/86    Houston/Glenvista                                  595,000      1,043,000        511,000      (30,000)
   10/86    Houston/I-45                                       704,000      1,146,000        760,000       (8,000)
   10/86    Houston/Rogerdale                                1,631,000      2,792,000        502,000       113,000
   10/86    Houston/Gessner                                  1,032,000      1,693,000        891,000      (70,000)
   10/86    Houston/Richmond-Fairdale                        1,502,000      2,506,000        900,000        19,000

                                                           Gross Carrying Amount
                                                           At December 31, 2001
   Date                                         ----------------------------------------      Accumulated
 Acquired            Description                  Land           Building         Total      Depreciation
---------------------------------------------------------------------------------------------------------
   12/85    Brockton/Main                        153,000        1,863,000      2,016,000      1,219,000
   1/86     Mapleshade/Rudderow                  362,000        2,181,000      2,543,000      1,395,000
   1/86     Bordentown/Groveville                196,000        1,199,000      1,395,000        770,000
   12/85    Eatontown/Hwy 35                     308,000        4,640,000      4,948,000      3,046,000
   2/86     Brea/Imperial Hwy                  1,069,000        2,616,000      3,685,000      1,714,000
   12/85    Denver/Leetsdale                     603,000        1,096,000      1,699,000        719,000
   2/86     Skokie/McCormick                     638,000        2,216,000      2,854,000      1,423,000
   1/86     Sun Valley/Sheldon                   544,000        2,225,000      2,769,000      1,484,000
   3/86     St. Louis/Forder                     517,000        1,446,000      1,963,000        940,000
   1/86     Las Vegas/Highland                   432,000        1,108,000      1,540,000        744,000
   5/86     Westlake Village                   1,205,000        1,234,000      2,439,000        811,000
   2/86     Colorado Springs/Sinton              535,000        1,470,000      2,005,000        906,000
   2/86     Oklahoma City/Penn                   146,000        1,037,000      1,183,000        673,000
   2/86     Oklahoma City/39th Expressway        238,000        1,169,000      1,407,000        785,000
   4/86     Reno/ Telegraph                      649,000        1,620,000      2,269,000      1,093,000
   7/86     Colorado Springs/Hollow Tree         574,000        1,053,000      1,627,000        659,000
   4/86     St. Louis/Kirkham                    199,000        1,227,000      1,426,000        813,000
   4/86     St. Louis/Reavis                     192,000        1,170,000      1,362,000        790,000
   4/86     Fort Worth/East Loop                 196,000        1,056,000      1,252,000        701,000
   6/86     Richland Hills                       543,000        1,277,000      1,820,000        895,000
   5/86     Sacramento/Franklin Blvd.            872,000        1,389,000      2,261,000        973,000
   6/86     West Valley/So. 3600                 208,000        1,762,000      1,970,000      1,180,000
   7/86     West LA/Purdue Ave.                2,416,000        3,830,000      6,246,000      2,505,000
   7/86     Capital Heights/Central Ave.         649,000        4,148,000      4,797,000      2,707,000
   10/86    Peralta/Fremont                      851,000        1,365,000      2,216,000        894,000
   7/86     Pontiac/Dixie Hwy.                   259,000        2,215,000      2,474,000      1,420,000
   8/86     Laurel/Ft. Meade Rd.                 475,000        1,769,000      2,244,000      1,137,000
   9/86     Kansas City/S. 44th.                 509,000        2,350,000      2,859,000      1,583,000
   10/86    Birmingham/Highland                  150,000        1,014,000      1,164,000        700,000
   10/86    Birmingham/Riverchase                278,000        1,769,000      2,047,000      1,200,000
   10/86    Birmingham/Eastwood                  232,000        1,519,000      1,751,000        969,000
   10/86    Birmingham/Forestdale                190,000        1,243,000      1,433,000        786,000
   10/86    Birmingham/Centerpoint               273,000        1,573,000      1,846,000      1,016,000
   10/86    Birmingham/Roebuck Plaza             340,000          622,000        962,000        444,000
   10/86    Birmingham/Greensprings               16,000        1,562,000      1,578,000      1,014,000
   10/86    Birmingham/Hoover-Lorna              266,000        1,526,000      1,792,000        970,000
   10/86    Midfield/Bessemer                     95,000          615,000        710,000        416,000
   10/86    Huntsville/Leeman Ferry Rd.          198,000        1,331,000      1,529,000        895,000
   10/86    Huntsville/Drake                     248,000        1,477,000      1,725,000        940,000
   10/86    Anniston/Whiteside                   107,000          784,000        891,000        530,000
   10/86    Houston/Glenvista                    595,000        1,524,000      2,119,000      1,069,000
   10/86    Houston/I-45                         704,000        1,898,000      2,602,000      1,405,000
   10/86    Houston/Rogerdale                  1,631,000        3,407,000      5,038,000      2,198,000
   10/86    Houston/Gessner                    1,032,000        2,514,000      3,546,000      1,762,000
   10/86    Houston/Richmond-Fairdale          1,502,000        3,425,000      4,927,000      2,408,000

                                                                                                         Adjustments
                                                                                                          Resulting
                                                                                                            from
                                                                    Initial Cost             Costs           the
                                                           ---------------------------     Subsequent    Acquisition
   Date                                      Encum-                       Buildings &         to         of Minority
 Acquired            Description             brances            Land      Improvements     Acquisition    Interests
--------------------------------------------------------------------------------------------------------------------
   10/86    Houston/Gulfton                                  1,732,000      3,036,000        879,000        77,000
   10/86    Houston/Westpark                                   503,000        854,000        155,000        75,000
   10/86    Jonesboro                                          157,000        718,000        211,000        51,000
  9/15/00   Gardena/W. El Segundo                            1,532,000      3,424,000         78,000             0
  9/15/00   Chicago/Ashland Avenue                             850,000      4,880,000        135,000             0
  9/15/00   Oakland/Macarthur                                  678,000      2,751,000         97,000             0
  9/15/00   Alexandria/Pickett II                            2,743,000      6,198,000        251,000             0
  9/15/00   Royal Oak/Coolidge Highway                       1,062,000      2,576,000        106,000             0
  9/15/00   Hawthorne/Crenshaw Blvd.                         1,079,000      2,913,000         90,000             0
  9/15/00   Rockaway/U.S. Route 46                           2,424,000      4,945,000        219,000             0
  9/15/00   Evanston/Greenbay                                  846,000      4,436,000        121,000             0
  9/15/00   Los Angeles/Coliseum & Crenshaw                  3,109,000      4,013,000         90,000             0
  9/15/00   Bethpage/Hempstead Turnpike                      2,899,000      5,457,000        207,000             0
  9/15/00   Northport/Fort Salonga Road                      2,999,000      5,698,000        215,000             0
  9/15/00   Brooklyn/St. Johns Place                         3,492,000      6,026,000        224,000             0
  9/15/00   Lake Ronkonkoma/Portion Rd.                        937,000      4,199,000        137,000             0
  1/1/96    Bensenville/York R                                 667,000      1,602,000        152,000       895,000
  1/1/96    Louisville/Preston                                 211,000      1,060,000         64,000       594,000
  1/1/96    San Jose/Aborn Road                                615,000      1,342,000         88,000       759,000
  1/1/96    Englewood/Federal                                  481,000      1,395,000         80,000       777,000
  1/1/96    W. Hollywood/Santa Monica                        3,415,000      4,577,000        188,000     2,552,000
  1/1/96    Orland Hills/W. 159th                              917,000      2,392,000        132,000     1,342,000
  1/1/96    Merrionette Park/S                                 818,000      2,020,000         88,000     1,122,000
  1/1/96    Denver/S Quebec                                  1,849,000      1,941,000        139,000     1,086,000
  1/1/96    Tigard/S.W. Pacific                                633,000      1,206,000        114,000       705,000
  1/1/96    Coram/Middle Count                                 507,000      1,421,000         70,000       792,000
  1/1/96    Houston/FM 1960                                    635,000      1,294,000        210,000       783,000
  1/1/96    Kent/Military Trail                                409,000      1,670,000        148,000       956,000
  1/1/96    Turnersville/Black H                               165,000      1,360,000         98,000       758,000
  1/1/96    Sewell/Rts. 553                                    323,000      1,138,000         93,000       658,000
  1/1/96    Maple Shade/Fellowship                             331,000      1,421,000        109,000       803,000
  1/1/96    Hyattsville/Kenilworth                             509,000      1,757,000        121,000     1,000,000
  1/1/96    Waterbury/Captain Ne                               434,000      2,089,000        122,000     1,162,000
  1/1/96    Bedford Hts/Miles                                  835,000      1,577,000        208,000       929,000
  1/1/96    Livonia/Newburgh                                   635,000      1,407,000         75,000       783,000
  1/1/96    Sunland/Sunland Blvd.                              631,000      1,965,000         71,000     1,090,000
  1/1/96    Des Moines                                         448,000      1,350,000         89,000       768,000
  1/1/96    Oxonhill/Indianhead                                772,000      2,017,000        188,000     1,141,000
  1/1/96    Sacramento/N. 16th                                 582,000      2,610,000        133,000     1,466,000
  1/1/96    Houston/Westheimer                               1,508,000      2,274,000        154,000     1,304,000
  1/1/96    San Pablo/San Pablo                                565,000      1,232,000        127,000       713,000
  1/1/96    Bowie/Woodcliff                                    718,000      2,336,000         71,000     1,292,000
  1/1/96    Milwaukee/S. 84th                                  444,000      1,868,000        215,000     1,091,000
  1/1/96    Clinton/Malcolm Road                               593,000      2,123,000        161,000     1,187,000
   1/83     Platte                                             409,000        953,000        359,000       428,000

                                                           Gross Carrying Amount
                                                           At December 31, 2001
   Date                                         ----------------------------------------      Accumulated
 Acquired            Description                  Land           Building         Total      Depreciation
---------------------------------------------------------------------------------------------------------
   10/86    Houston/Gulfton                    1,732,000        3,992,000      5,724,000      2,784,000
   10/86    Houston/Westpark                     503,000        1,084,000      1,587,000        706,000
   10/86    Jonesboro                            157,000          980,000      1,137,000        655,000
  9/15/00   Gardena/W. El Segundo              1,532,000        3,502,000      5,034,000        172,000
  9/15/00   Chicago/Ashland Avenue               850,000        5,015,000      5,865,000        264,000
  9/15/00   Oakland/Macarthur                    678,000        2,848,000      3,526,000        139,000
  9/15/00   Alexandria/Pickett II              2,743,000        6,449,000      9,192,000        267,000
  9/15/00   Royal Oak/Coolidge Highway         1,062,000        2,682,000      3,744,000        121,000
  9/15/00   Hawthorne/Crenshaw Blvd.           1,079,000        3,003,000      4,082,000        138,000
  9/15/00   Rockaway/U.S. Route 46             2,424,000        5,164,000      7,588,000        230,000
  9/15/00   Evanston/Greenbay                    846,000        4,557,000      5,403,000        202,000
  9/15/00   Los Angeles/Coliseum & Crenshaw    3,109,000        4,103,000      7,212,000        176,000
  9/15/00   Bethpage/Hempstead Turnpike        2,899,000        5,664,000      8,563,000        230,000
  9/15/00   Northport/Fort Salonga Road        2,999,000        5,913,000      8,912,000        241,000
  9/15/00   Brooklyn/St. Johns Place           3,492,000        6,250,000      9,742,000        265,000
  9/15/00   Lake Ronkonkoma/Portion Rd.          937,000        4,336,000      5,273,000        169,000
  1/1/96    Bensenville/York R                   667,000        2,649,000      3,316,000        597,000
  1/1/96    Louisville/Preston                   211,000        1,718,000      1,929,000        384,000
  1/1/96    San Jose/Aborn Road                  615,000        2,189,000      2,804,000        493,000
  1/1/96    Englewood/Federal                    481,000        2,252,000      2,733,000        530,000
  1/1/96    W. Hollywood/Santa Monica          3,415,000        7,317,000     10,732,000      1,601,000
  1/1/96    Orland Hills/W. 159th                917,000        3,866,000      4,783,000        889,000
  1/1/96    Merrionette Park/S                   818,000        3,230,000      4,048,000        716,000
  1/1/96    Denver/S Quebec                    1,849,000        3,166,000      5,015,000        699,000
  1/1/96    Tigard/S.W. Pacific                  633,000        2,025,000      2,658,000        442,000
  1/1/96    Coram/Middle Count                   507,000        2,283,000      2,790,000        486,000
  1/1/96    Houston/FM 1960                      635,000        2,287,000      2,922,000        527,000
  1/1/96    Kent/Military Trail                  409,000        2,774,000      3,183,000        587,000
  1/1/96    Turnersville/Black H                 165,000        2,216,000      2,381,000        476,000
  1/1/96    Sewell/Rts. 553                      323,000        1,889,000      2,212,000        418,000
  1/1/96    Maple Shade/Fellowship               331,000        2,333,000      2,664,000        479,000
  1/1/96    Hyattsville/Kenilworth               509,000        2,878,000      3,387,000        589,000
  1/1/96    Waterbury/Captain Ne                 434,000        3,373,000      3,807,000        613,000
  1/1/96    Bedford Hts/Miles                    835,000        2,714,000      3,549,000        568,000
  1/1/96    Livonia/Newburgh                     635,000        2,265,000      2,900,000        476,000
  1/1/96    Sunland/Sunland Blvd.                631,000        3,126,000      3,757,000        619,000
  1/1/96    Des Moines                           448,000        2,207,000      2,655,000        483,000
  1/1/96    Oxonhill/Indianhead                  772,000        3,346,000      4,118,000        668,000
  1/1/96    Sacramento/N. 16th                   582,000        4,209,000      4,791,000        736,000
  1/1/96    Houston/Westheimer                 1,508,000        3,732,000      5,240,000        801,000
  1/1/96    San Pablo/San Pablo                  565,000        2,072,000      2,637,000        426,000
  1/1/96    Bowie/Woodcliff                      718,000        3,699,000      4,417,000        693,000
  1/1/96    Milwaukee/S. 84th                    444,000        3,174,000      3,618,000        605,000
  1/1/96    Clinton/Malcolm Road                 593,000        3,471,000      4,064,000        626,000
   1/83     Platte                               409,000        1,740,000      2,149,000      1,000,000

                                                                                                         Adjustments
                                                                                                          Resulting
                                                                                                            from
                                                                    Initial Cost             Costs           the
                                                           ---------------------------     Subsequent    Acquisition
   Date                                      Encum-                       Buildings &         to         of Minority
 Acquired            Description             brances            Land      Improvements     Acquisition    Interests
--------------------------------------------------------------------------------------------------------------------
   5/83     Delta Drive                                         67,000        481,000        203,000       241,000
   12/82    Port/Halsey                                        357,000      1,150,000      (420,000)       326,000
   12/82    Sacto/Folsom                                       396,000        329,000        633,000       323,000
   1/83     Semoran                                            442,000      1,882,000      6,098,000       720,000
   3/83     Blackwood                                          213,000      1,559,000        242,000       595,000
   10/83    Orlando J. Y. Parkway                              383,000      1,512,000        343,000       622,000
   9/83     Southington                                        124,000      1,233,000        305,000       546,000
   4/83     Vailsgate                                          103,000        990,000        426,000       505,000
   6/83     Ventura                                            658,000      1,734,000        187,000       583,000
   9/83     Southhampton                                       331,000      1,738,000        623,000       806,000
   9/83     Webster/Keystone                                   449,000      1,688,000        701,000       813,000
   9/83     Dover                                              107,000      1,462,000        441,000       627,000
   9/83     Newcastle                                          227,000      2,163,000        400,000       817,000
   9/83     Newark                                             208,000      2,031,000        293,000       746,000
   9/83     Langhorne                                          263,000      3,549,000        454,000     1,445,000
   8/83     Hobart                                             215,000      1,491,000        552,000       838,000
   9/83     Ft. Wayne/W. Coliseum                              160,000      1,395,000        259,000       535,000
   9/83     Ft. Wayne/Bluffton                                  88,000        675,000        159,000       285,000
   11/83    Aurora                                             505,000        758,000        281,000       341,000
   11/83    Campbell                                         1,379,000      1,849,000      (556,000)       474,000
   11/83    Col Springs/Ed  (Coulter)                          471,000      1,640,000        110,000       554,000
   11/83    Col Springs/Mv  (Coulter)                          320,000      1,036,000        200,000       441,000
   11/83    Thorton (Coulter)                                  418,000      1,400,000        106,000       536,000
   11/83    Oklahoma City   (Coulter)                          454,000      1,030,000        764,000       620,000
   11/83    Tucson (Coulter)                                   343,000        778,000        600,000       420,000
   11/83    Webster/Nasa                                     1,570,000      2,457,000        299,000     1,372,000
   7/87     Oakbrook Terrace                                   912,000      2,688,000       (45,000)       399,000
   10/87    Plantation/S. State Rd.                            924,000      1,801,000      (244,000)       298,000
   2/88     Anaheim/Lakeview                                   995,000      1,505,000       (12,000)       256,000
   8/87     San Antonio/Austin Hwy.                            400,000        850,000       (61,000)       164,000
   10/87    Rockville/Fredrick Rd.                           1,695,000      3,305,000      (273,000)       519,000
 10/11/99   Matthews                                           937,000      3,155,000        212,000             0
 12/30/99   Santa Anna                                       2,657,000      3,167,000        425,000             0
  4/29/00   St.Louis/Ellisville Twn Centre                     765,000      4,397,000        249,000             0
  2/8/00    Lewisville/Justin Rd                               529,000      2,812,000        276,000             0
  8/23/00   Morris Plains                                    1,501,000      4,147,000        420,000             0
  6/5/00    Mount Sinai/Route 25a                              950,000      3,318,000        198,000             0
  1/5/01    Troy/E. Big Beaver Rd, MI                        2,195,000      4,221,000        300,000             0
  8/1/00    Pineville                                        2,197,000      3,293,000        286,000             0
  9/13/00   Merrillville                                       343,000      2,459,000        151,000             0
  1/25/01   Lombard/Finley, IL                                 851,000      3,805,000        214,000             0
 11/15/00   Largo/Missouri, FL                               1,092,000      3,726,000        782,000             0
  1/18/01   Tuscon/E. Speedway, AZ                             735,000      2,903,000        170,000             0
  9/30/01   Syosset, NY                                      2,461,000      5,171,000        350,000             0
  6/26/01   Middletown                                       1,535,000      4,287,000        268,000             0

                                                           Gross Carrying Amount
                                                           At December 31, 2001
   Date                                         ----------------------------------------      Accumulated
 Acquired            Description                  Land           Building         Total      Depreciation
---------------------------------------------------------------------------------------------------------
   5/83     Delta Drive                           68,000          924,000        992,000        535,000
   12/82    Port/Halsey                          357,000        1,056,000      1,413,000        614,000
   12/82    Sacto/Folsom                         396,000        1,285,000      1,681,000        794,000
   1/83     Semoran                              442,000        8,700,000      9,142,000      1,786,000
   3/83     Blackwood                            213,000        2,396,000      2,609,000      1,389,000
   10/83    Orlando J. Y. Parkway                383,000        2,477,000      2,860,000      1,416,000
   9/83     Southington                          123,000        2,085,000      2,208,000      1,170,000
   4/83     Vailsgate                            103,000        1,921,000      2,024,000      1,128,000
   6/83     Ventura                              658,000        2,504,000      3,162,000      1,364,000
   9/83     Southhampton                         331,000        3,167,000      3,498,000      1,856,000
   9/83     Webster/Keystone                     449,000        3,202,000      3,651,000      1,937,000
   9/83     Dover                                107,000        2,530,000      2,637,000      1,506,000
   9/83     Newcastle                            227,000        3,380,000      3,607,000      1,941,000
   9/83     Newark                               208,000        3,070,000      3,278,000      1,742,000
   9/83     Langhorne                            263,000        5,448,000      5,711,000      3,090,000
   8/83     Hobart                               215,000        2,881,000      3,096,000      1,629,000
   9/83     Ft. Wayne/W. Coliseum                160,000        2,189,000      2,349,000      1,203,000
   9/83     Ft. Wayne/Bluffton                    88,000        1,119,000      1,207,000        642,000
   11/83    Aurora                               505,000        1,380,000      1,885,000        784,000
   11/83    Campbell                           1,379,000        1,767,000      3,146,000        990,000
   11/83    Col Springs/Ed  (Coulter)            471,000        2,304,000      2,775,000      1,370,000
   11/83    Col Springs/Mv  (Coulter)            320,000        1,677,000      1,997,000        971,000
   11/83    Thorton (Coulter)                    418,000        2,042,000      2,460,000      1,184,000
   11/83    Oklahoma City   (Coulter)            454,000        2,414,000      2,868,000      1,383,000
   11/83    Tucson (Coulter)                     343,000        1,798,000      2,141,000        991,000
   11/83    Webster/Nasa                       1,571,000        4,127,000      5,698,000      2,338,000
   7/87     Oakbrook Terrace                     912,000        3,042,000      3,954,000      2,139,000
   10/87    Plantation/S. State Rd.              924,000        1,855,000      2,779,000      1,269,000
   2/88     Anaheim/Lakeview                     995,000        1,749,000      2,744,000      1,167,000
   8/87     San Antonio/Austin Hwy.              400,000          953,000      1,353,000        685,000
   10/87    Rockville/Fredrick Rd.             1,695,000        3,551,000      5,246,000      2,416,000
 10/11/99   Matthews                             986,000        3,318,000      4,304,000        240,000
 12/30/99   Santa Anna                         2,796,000        3,453,000      6,249,000        249,000
  4/29/00   St.Louis/Ellisville Twn Centre       806,000        4,605,000      5,411,000        295,000
  2/8/00    Lewisville/Justin Rd                 557,000        3,060,000      3,617,000        232,000
  8/23/00   Morris Plains                      1,581,000        4,487,000      6,068,000        225,000
  6/5/00    Mount Sinai/Route 25a                999,000        3,467,000      4,466,000        212,000
  1/5/01    Troy/E. Big Beaver Rd, MI          2,310,000        4,406,000      6,716,000        155,000
  8/1/00    Pineville                          2,312,000        3,464,000      5,776,000        228,000
  9/13/00   Merrillville                         361,000        2,592,000      2,953,000        125,000
  1/25/01   Lombard/Finley, IL                   896,000        3,974,000      4,870,000        139,000
 11/15/00   Largo/Missouri, FL                 1,147,000        4,453,000      5,600,000        178,000
  1/18/01   Tuscon/E. Speedway, AZ               774,000        3,034,000      3,808,000        107,000
  9/30/01   Syosset, NY                        2,590,000        5,392,000      7,982,000         35,000
  6/26/01   Middletown                         1,616,000        4,474,000      6,090,000         86,000

                                                                                                         Adjustments
                                                                                                          Resulting
                                                                                                            from
                                                                    Initial Cost             Costs           the
                                                           ---------------------------     Subsequent    Acquisition
   Date                                      Encum-                       Buildings &         to         of Minority
 Acquired            Description             brances            Land      Improvements     Acquisition    Interests
--------------------------------------------------------------------------------------------------------------------
 12/27/01   Howell/Hgwy 9                                      941,000      3,979,000        220,000             0
  1/11/01   Ft Lauderdale, FL                                  954,000      4,165,000        232,000             0
  6/15/00   Pinellas Park                                      526,000      2,408,000        165,000             0
  7/17/00   La Palco/New Orleans                             1,023,000      3,204,000        196,000             0
 11/15/99   Poplar, Memphis                                  1,631,000      3,062,000        265,000             0
  1/25/00   Memphis/N.Germantwn Pkwy                           884,000      3,012,000        184,000             0
  12/9/93   Salt Lake City                                     765,000      1,422,000       (47,000)             0
  6/24/94   Las Vegas/N. Lamb Blvd.                            869,000      1,629,000        (3,000)             0
 12/19/94   Salt Lake City/West North Temple                   490,000        917,000      (101,000)             0
  5/1/95    Sandy/S. State Street                            1,043,000      2,442,000      (383,000)             0
  6/25/97   L.A./Venice Blvd.                                  523,000      1,221,000      1,772,000             0
  4/1/99    Fresno                              45,000          44,000        206,000      (325,000)       804,000
  5/1/99    Stockton                           164,000         151,000        402,000      (306,000)     2,017,000
  1/31/00   Rowland Heights/Walnut B                           681,000      1,589,000        112,000             0
 12/23/96   Eagle Rock/Colorado                                330,000        813,000        355,000             0
  9/1/99    Charlotte/Ashley Road                              664,000      1,551,000        (8,000)             0
  9/1/99    Raleigh/Capital Blvd                               927,000      2,166,000       (41,000)             0
  9/1/99    Charlotte/South Blvd.                              734,000      1,715,000        (8,000)             0
  9/1/99    Greensboro/W.Market St.                            603,000      1,409,000        (1,000)             0
 10/11/96   Hampton/Pembroke Road                            1,080,000      2,346,000      (314,000)             0
 10/11/96   Norfolk/Widgeon Road                             1,110,000      2,405,000      (406,000)             0
 10/11/96   Richmond/Bloom Lane                              1,188,000      2,512,000      (267,000)             0
 11/14/96   Bossier City LA                                    633,000      1,488,000      (185,000)             0
  4/1/98    St. Louis/Hwy. 141                                 659,000      1,628,000        395,000             0
  4/1/98    Island Park/Austin                               2,313,000      3,015,000      1,160,000             0
  4/1/98    Akron/Brittain Rd.                                 275,000      2,248,000      (250,000)             0
  10/8/99   Belmont/O'neill Ave                                869,000      4,582,000        157,000             0
 12/30/99   Oak Park/Greenfield Rd & 8 Mile                  1,184,000      2,826,000        744,000             0
 12/17/99   Dallas/Swiss Ave                                 1,862,000      4,344,000        112,000             0
  3/12/99   River Grove/N. 5th Ave.                          1,094,000      2,552,000       (38,000)             0
  3/12/99   St. Charles/E. Main St.                            951,000      2,220,000      (335,000)             0
  1/21/00   Hanover Park                                       262,000      3,245,000      (119,000)             0
  8/31/00   Florissant/New Halls Fry                           800,000      4,222,000         63,000             0
  7/29/00   Tracy/1615& 1650 W.11th S                        1,745,000      4,189,000        605,000             0
  9/30/00   Marietta/Kennestone& Hwy5                          622,000      3,388,000        132,000             0
  7/13/00   Lincolnwood                                      1,598,000      3,729,000        116,000             0
  9/18/00   Tampa/N. Del Mabry                               2,204,000      5,148,000      4,684,000             0
  9/1/00    Bayshore, NY                                     1,277,000      2,980,000        114,000             0
  9/1/00    Los Angeles, CA                                    590,000      1,376,000         49,000             0
  5/26/00   Phoenix/N. 35th Ave                                860,000      2,959,000         70,000             0
  9/30/00   Lilburn/Indian Trail                             1,695,000      5,170,000        133,000             0
  8/31/00   Orange, CA                                         661,000      1,542,000         43,000             0
  6/17/01   Port Washington/Seaview &W.Sh            0       2,381,000      4,608,000              0             0
  2/28/00   Plano/Avenue K                                   2,064,000     10,407,000        344,000             0

                                                           Gross Carrying Amount
                                                           At December 31, 2001
   Date                                         ----------------------------------------      Accumulated
 Acquired            Description                  Land           Building         Total      Depreciation
---------------------------------------------------------------------------------------------------------
 12/27/01   Howell/Hgwy 9                        990,000        4,150,000      5,140,000         27,000
  1/11/01   Ft Lauderdale, FL                  1,004,000        4,347,000      5,351,000        152,000
  6/15/00   Pinellas Park                        543,000        2,556,000      3,099,000         50,000
  7/17/00   La Palco/New Orleans               1,077,000        3,346,000      4,423,000         54,000
 11/15/99   Poplar, Memphis                    1,717,000        3,241,000      4,958,000        254,000
  1/25/00   Memphis/N.Germantwn Pkwy             930,000        3,150,000      4,080,000        243,000
  12/9/93   Salt Lake City                       633,000        1,507,000      2,140,000        176,000
  6/24/94   Las Vegas/N. Lamb Blvd.              669,000        1,826,000      2,495,000        237,000
 12/19/94   Salt Lake City/West North Temple     385,000          921,000      1,306,000        106,000
  5/1/95    Sandy/S. State Street                923,000        2,179,000      3,102,000        251,000
  6/25/97   L.A./Venice Blvd.                  1,044,000        2,472,000      3,516,000        284,000
  4/1/99    Fresno                               193,000          536,000        729,000         60,000
  5/1/99    Stockton                             590,000        1,674,000      2,264,000        187,000
  1/31/00   Rowland Heights/Walnut B             688,000        1,694,000      2,382,000        197,000
 12/23/96   Eagle Rock/Colorado                  444,000        1,054,000      1,498,000        121,000
  9/1/99    Charlotte/Ashley Road                651,000        1,556,000      2,207,000        177,000
  9/1/99    Raleigh/Capital Blvd                 909,000        2,143,000      3,052,000        247,000
  9/1/99    Charlotte/South Blvd.                719,000        1,722,000      2,441,000        198,000
  9/1/99    Greensboro/W.Market St.              591,000        1,420,000      2,011,000        171,000
 10/11/96   Hampton/Pembroke Road                914,000        2,198,000      3,112,000        252,000
 10/11/96   Norfolk/Widgeon Road                 908,000        2,201,000      3,109,000        258,000
 10/11/96   Richmond/Bloom Lane                  995,000        2,438,000      3,433,000        288,000
 11/14/96   Bossier City LA                      557,000        1,379,000      1,936,000        162,000
  4/1/98    St. Louis/Hwy. 141                   790,000        1,892,000      2,682,000        221,000
  4/1/98    Island Park/Austin                 1,928,000        4,560,000      6,488,000        521,000
  4/1/98    Akron/Brittain Rd.                   669,000        1,604,000      2,273,000        189,000
  10/8/99   Belmont/O'neill Ave                  878,000        4,730,000      5,608,000        540,000
 12/30/99   Oak Park/Greenfield Rd & 8 Mile    1,196,000        3,558,000      4,754,000        363,000
 12/17/99   Dallas/Swiss Ave                   1,878,000        4,440,000      6,318,000        509,000
  3/12/99   River Grove/N. 5th Ave.            1,034,000        2,574,000      3,608,000        514,000
  3/12/99   St. Charles/E. Main St.              802,000        2,034,000      2,836,000        446,000
  1/21/00   Hanover Park                         256,000        3,132,000      3,388,000        238,000
  8/31/00   Florissant/New Halls Fry             807,000        4,278,000      5,085,000        370,000
  7/29/00   Tracy/1615& 1650 W.11th S          1,762,000        4,777,000      6,539,000        415,000
  9/30/00   Marietta/Kennestone& Hwy5            628,000        3,514,000      4,142,000        318,000
  7/13/00   Lincolnwood                        1,613,000        3,830,000      5,443,000        362,000
  9/18/00   Tampa/N. Del Mabry                 2,225,000        9,811,000     12,036,000      1,875,000
  9/1/00    Bayshore, NY                       1,294,000        3,077,000      4,371,000        344,000
  9/1/00    Los Angeles, CA                      598,000        1,417,000      2,015,000        159,000
  5/26/00   Phoenix/N. 35th Ave                  876,000        3,013,000      3,889,000        311,000
  9/30/00   Lilburn/Indian Trail               1,712,000        5,286,000      6,998,000        340,000
  8/31/00   Orange, CA                           667,000        1,579,000      2,246,000        128,000
  6/17/01   Port Washington/Seaview &W.Sh      2,381,000        4,608,000      6,989,000        124,000
  2/28/00   Plano/Avenue K                     2,084,000       10,731,000     12,815,000      2,792,000

                                                                                                         Adjustments
                                                                                                          Resulting
                                                                                                            from
                                                                    Initial Cost             Costs           the
                                                           ---------------------------     Subsequent    Acquisition
   Date                                      Encum-                       Buildings &         to         of Minority
 Acquired            Description             brances            Land      Improvements     Acquisition    Interests
--------------------------------------------------------------------------------------------------------------------
  4/7/01    Farmingdale/Rte 110                      0       2,364,000      5,807,000              0             0
 11/21/00   St. Louis/Wilson                                 1,608,000      3,913,000        622,000             0
 12/30/00   Raleigh/Glenwood                                 1,545,000      3,253,000        435,000             0
  4/1/01    Lakewood/Cedar Dr.                       0       1,329,000      9,356,000              0             0
  1/16/01   No Hollywood/Sherman Way                 0       2,173,000      5,442,000              0             0
  3/15/01   Los Angeles/West Pico                    0       8,579,000      8,630,000              0             0
  3/31/01   Long Island (Pud Only)                           2,630,000      7,196,000              0             0
 12/29/01   Catonsville/Kent                         0       1,378,000      5,289,000              0             0
 12/27/01   Los Angeles/W.Jefferson Bl(V             0       8,285,000      9,429,000              0             0
 12/31/01   Santa Ana/E.Mcfadden(Rnvtn)M             0       7,587,000      8,612,000              0             0
  1/1/81    Newport News/Jefferson Ave.        578,000         108,000      1,071,000        555,000             0
  1/1/81    Virginia Beach/Diamond Springs     648,000         186,000      1,094,000        609,000             0
  8/1/81    San Jose/Snell                                     312,000      1,815,000        380,000             0
  10/1/81   Tampa/Lazy Lane                                    282,000      1,899,000        624,000             0
  6/1/82    San Jose/Tully                     826,000         645,000      1,579,000     11,626,000             0
  6/1/82    San Carlos/Storage               1,001,000         780,000      1,387,000        518,000             0
  6/1/82    Mountain View                    1,424,000       1,180,000      1,182,000        557,000             0
  6/1/82    Cupertino/Storage                1,119,000         572,000      1,270,000        432,000             0
  10/1/82   Sorrento Valley                  1,021,000       1,002,000      1,343,000      (826,000)             0
  10/1/82   Northwood                        1,541,000       1,034,000      1,522,000        283,000             0
  3/1/85    Houston/Westheimer                 492,000         850,000      1,179,000        716,000             0
  3/3/86    Tampa/56th                         441,000         450,000      1,360,000        453,000             0
 12/31/86   Monrovia/Myrtle Avenue           1,141,000       1,149,000      2,446,000        193,000             0
 12/31/86   Chatsworth/Topanga                 765,000       1,447,000      1,243,000        241,000             0
 12/31/86   Houston/Larkwood                   270,000         247,000        602,000        346,000             0
 12/31/86   Northridge                       1,713,000       3,624,000      1,922,000      3,369,000             0
 12/31/86   Santa Clara/Duane                  688,000       1,950,000      1,004,000        377,000             0
 12/31/86   Oyster Point                                     1,569,000      1,490,000        354,000             0
 12/31/86   Walnut                                             767,000        613,000      3,594,000             0
  6/7/88    Mesquite/Sorrento Drive                            928,000      1,011,000      3,308,000             0
  1/1/92    Costa Mesa                                         533,000        980,000        645,000             0
  3/1/92    Dallas/Walnut St.                                  537,000      1,008,000        270,000             0
  5/1/92    Camp Creek                                         576,000      1,075,000        252,000             0
  9/1/92    Orlando/W. Colonial                                368,000        713,000        125,000             0
  9/1/92    Jacksonville/Arlington                             554,000      1,065,000        188,000             0
  10/1/92   Stockton/Mariners                                  381,000        730,000        157,000             0
 11/18/92   Virginia Beach/General Booth Blvd                  599,000      1,119,000        352,000             0
  1/1/93    Redwood City/Storage                               907,000      1,684,000        218,000             0
  1/1/93    City Of Industry                                 1,611,000      2,991,000        266,000             0
  1/1/93    San Jose/Felipe                                  1,124,000      2,088,000        275,000             0
  1/1/93    Baldwin Park/Garvey Ave                            840,000      1,561,000        291,000             0
  3/19/93   Westminister / W. 80th                             840,000      1,586,000        217,000             0
  4/26/93   Costa Mesa / Newport               932,000       2,141,000      3,989,000        122,000             0
  5/13/93   Austin /N. Lamar                                   919,000      1,695,000      7,346,000             0
  5/28/93   Jacksonville/Phillips Hwy.                         406,000        771,000        161,000             0

                                                           Gross Carrying Amount
                                                           At December 31, 2001
   Date                                         ----------------------------------------      Accumulated
 Acquired            Description                  Land           Building         Total      Depreciation
---------------------------------------------------------------------------------------------------------
  4/7/01    Farmingdale/Rte 110                2,364,000        5,807,000      8,171,000        357,000
 11/21/00   St. Louis/Wilson                   1,628,000        4,515,000      6,143,000        324,000
 12/30/00   Raleigh/Glenwood                   1,560,000        3,673,000      5,233,000        231,000
  4/1/01    Lakewood/Cedar Dr.                 1,329,000        9,356,000     10,685,000        551,000
  1/16/01   No Hollywood/Sherman Way           2,173,000        5,442,000      7,615,000        323,000
  3/15/01   Los Angeles/West Pico              8,579,000        8,630,000     17,209,000        535,000
  3/31/01   Long Island (Pud Only)             2,630,000        7,196,000      9,826,000         66,000
 12/29/01   Catonsville/Kent                   1,378,000        5,289,000      6,667,000         32,000
 12/27/01   Los Angeles/W.Jefferson Bl(V       8,285,000        9,429,000     17,714,000              0
 12/31/01   Santa Ana/E.Mcfadden(Rnvtn)M       7,587,000        8,612,000     16,199,000              0
  1/1/81    Newport News/Jefferson Ave.          108,000        1,626,000      1,734,000      1,346,000
  1/1/81    Virginia Beach/Diamond Springs       186,000        1,703,000      1,889,000      1,387,000
  8/1/81    San Jose/Snell                       312,000        2,195,000      2,507,000      1,818,000
  10/1/81   Tampa/Lazy Lane                      282,000        2,523,000      2,805,000      2,024,000
  6/1/82    San Jose/Tully                     4,521,000        9,329,000     13,850,000      1,704,000
  6/1/82    San Carlos/Storage                   780,000        1,905,000      2,685,000      1,512,000
  6/1/82    Mountain View                      1,179,000        1,740,000      2,919,000      1,390,000
  6/1/82    Cupertino/Storage                    572,000        1,702,000      2,274,000      1,298,000
  10/1/82   Sorrento Valley                      651,000          868,000      1,519,000        678,000
  10/1/82   Northwood                          1,034,000        1,805,000      2,839,000      1,346,000
  3/1/85    Houston/Westheimer                   849,000        1,896,000      2,745,000      1,269,000
  3/3/86    Tampa/56th                           450,000        1,813,000      2,263,000      1,155,000
 12/31/86   Monrovia/Myrtle Avenue             1,148,000        2,640,000      3,788,000      1,600,000
 12/31/86   Chatsworth/Topanga                 1,446,000        1,485,000      2,931,000      1,026,000
 12/31/86   Houston/Larkwood                     246,000          949,000      1,195,000        539,000
 12/31/86   Northridge                         3,622,000        5,293,000      8,915,000      1,783,000
 12/31/86   Santa Clara/Duane                  1,949,000        1,382,000      3,331,000        819,000
 12/31/86   Oyster Point                       1,568,000        1,845,000      3,413,000      1,067,000
 12/31/86   Walnut                               768,000        4,206,000      4,974,000        688,000
  6/7/88    Mesquite/Sorrento Drive            1,044,000        4,203,000      5,247,000      1,163,000
  1/1/92    Costa Mesa                           535,000        1,623,000      2,158,000      1,061,000
  3/1/92    Dallas/Walnut St.                    537,000        1,278,000      1,815,000      1,203,000
  5/1/92    Camp Creek                           575,000        1,328,000      1,903,000        568,000
  9/1/92    Orlando/W. Colonial                  367,000          839,000      1,206,000        366,000
  9/1/92    Jacksonville/Arlington               553,000        1,254,000      1,807,000        536,000
  10/1/92   Stockton/Mariners                    380,000          888,000      1,268,000        368,000
 11/18/92   Virginia Beach/General Booth Blvd    599,000        1,471,000      2,070,000        586,000
  1/1/93    Redwood City/Storage                 906,000        1,903,000      2,809,000        741,000
  1/1/93    City Of Industry                   1,610,000        3,258,000      4,868,000      1,180,000
  1/1/93    San Jose/Felipe                    1,124,000        2,363,000      3,487,000        920,000
  1/1/93    Baldwin Park/Garvey Ave              840,000        1,852,000      2,692,000        733,000
  3/19/93   Westminister / W. 80th               839,000        1,804,000      2,643,000        688,000
  4/26/93   Costa Mesa / Newport               2,139,000        4,113,000      6,252,000      1,463,000
  5/13/93   Austin /N. Lamar                   1,420,000        8,540,000      9,960,000      1,618,000
  5/28/93   Jacksonville/Phillips Hwy.           406,000          932,000      1,338,000        392,000

                                                                                                         Adjustments
                                                                                                          Resulting
                                                                                                            from
                                                                    Initial Cost             Costs           the
                                                           ---------------------------     Subsequent    Acquisition
   Date                                      Encum-                       Buildings &         to         of Minority
 Acquired            Description             brances            Land      Improvements     Acquisition    Interests
--------------------------------------------------------------------------------------------------------------------
  5/28/93   Tampa/Nebraska Avenue                              550,000      1,043,000        141,000             0
  6/9/93    Calabasas/Ventura Blvd.                          1,762,000      3,269,000        182,000             0
  6/9/93    Carmichael/Fair Oaks                               573,000      1,052,000        235,000             0
  6/9/93    Santa Clara/Duane                                  454,000        834,000         90,000             0
  6/10/93   Citrus Heights/Sylvan Road                         438,000        822,000        178,000             0
  6/25/93   Trenton/Allen Road                                 623,000      1,166,000        164,000             0
  6/30/93   Los Angeles/W.Jefferson Blvd                     1,085,000      2,017,000        149,000             0
  7/16/93   Austin/So. Congress Ave                            777,000      1,445,000        291,000             0
  8/1/93    Gaithersburg/E. Diamond                            602,000      1,139,000        159,000             0
  8/11/93   Atlanta/Northside                                1,150,000      2,149,000        267,000             0
  8/11/93   Smyrna/Rosswill Rd                                 446,000        842,000        195,000             0
  8/13/93   So. Brunswick/Highway                            1,076,000      2,033,000        276,000             0
  10/1/93   Denver/Federal Blvd                                875,000      1,633,000        157,000             0
  10/1/93   Citrus Heights                                     527,000        987,000        103,000             0
  10/1/93   Lakewood/6th Ave                                   798,000      1,489,000       (10,000)             0
 10/27/93   Houston/S Shaver St                                481,000        896,000        165,000             0
  11/3/93   Upland/S. Euclid Ave.                              431,000        807,000        395,000             0
 11/16/93   Norcross/Jimmy Carter                              627,000      1,167,000        171,000             0
 11/16/93   Seattle/13th                                     1,085,000      2,015,000        611,000             0
 12/16/93   West Valley City                                   683,000      1,276,000        163,000             0
 12/21/93   Pinellas Park/34th St. W                           607,000      1,134,000        182,000             0
 12/28/93   New Orleans/S. Carrollton Ave                    1,575,000      2,941,000        284,000             0
 12/29/93   Orange/Main                                      1,238,000      2,317,000      1,411,000             0
 12/29/93   Sunnyvale/Wedell                                   554,000      1,037,000        766,000             0
 12/29/93   El Cajon/Magnolia                                  421,000        791,000        525,000             0
 12/29/93   Orlando/S. Semoran Blvd.                           462,000        872,000        635,000             0
 12/29/93   Tampa/W. Hillsborough Ave                          352,000        665,000        389,000             0
 12/29/93   Irving/West Loop 12                                341,000        643,000        171,000             0
 12/29/93   Fullerton/W. Commonwealth                          904,000      1,687,000      1,037,000             0
 12/29/93   N. Lauderdale/Mcnab Rd                             628,000      1,182,000        688,000             0
 12/29/93   Los Alimitos/Cerritos                              695,000      1,299,000        680,000             0
 12/29/93   Frederick/Prospect Blvd.                           573,000      1,082,000        557,000             0
 12/29/93   Indianapolis/E. Washington                         403,000        775,000        458,000             0
 12/29/93   Gardena/Western Ave.                               552,000      1,035,000        584,000             0
 12/29/93   Palm Bay/Bobcock Street                            409,000        775,000        516,000             0
  1/10/94   Hialeah/W. 20Th Ave.                             1,855,000      3,497,000        189,000             0
  1/12/94   Sunnyvale/N. Fair Oaks Ave                         689,000      1,285,000        325,000             0
  1/12/94   Honolulu/Iwaena                                          0      3,382,000        688,000             0
  1/12/94   Miami/Golden Glades                                579,000      1,081,000        380,000             0
  1/21/94   Herndon/Centreville Road                         1,584,000      2,981,000        274,000             0
  2/8/94    Las Vegas/S. Martin Luther King                  1,383,000      2,592,000      1,038,000             0
  2/28/94   Arlingtn/Old Jeffersn Davishwy                     735,000      1,399,000        237,000             0
  3/8/94    Beaverton/SW Barnes Road                           942,000      1,810,000        167,000             0
  3/21/94   Austin/Arboretum                                   473,000        897,000      2,758,000             0

                                                           Gross Carrying Amount
                                                           At December 31, 2001
   Date                                         ----------------------------------------      Accumulated
 Acquired            Description                  Land           Building         Total      Depreciation
---------------------------------------------------------------------------------------------------------
  5/28/93   Tampa/Nebraska Avenue                550,000        1,184,000      1,734,000        445,000
  6/9/93    Calabasas/Ventura Blvd.            1,761,000        3,452,000      5,213,000      1,266,000
  6/9/93    Carmichael/Fair Oaks                 572,000        1,288,000      1,860,000        499,000
  6/9/93    Santa Clara/Duane                    453,000          925,000      1,378,000        353,000
  6/10/93   Citrus Heights/Sylvan Road           437,000        1,001,000      1,438,000        405,000
  6/25/93   Trenton/Allen Road                   623,000        1,330,000      1,953,000        478,000
  6/30/93   Los Angeles/W.Jefferson Blvd       1,084,000        2,167,000      3,251,000        774,000
  7/16/93   Austin/So. Congress Ave              777,000        1,736,000      2,513,000        735,000
  8/1/93    Gaithersburg/E. Diamond              602,000        1,298,000      1,900,000        459,000
  8/11/93   Atlanta/Northside                  1,149,000        2,417,000      3,566,000        885,000
  8/11/93   Smyrna/Rosswill Rd                   446,000        1,037,000      1,483,000        415,000
  8/13/93   So. Brunswick/Highway              1,076,000        2,309,000      3,385,000        843,000
  10/1/93   Denver/Federal Blvd                  874,000        1,791,000      2,665,000        630,000
  10/1/93   Citrus Heights                       527,000        1,090,000      1,617,000        402,000
  10/1/93   Lakewood/6th Ave                     685,000        1,592,000      2,277,000        555,000
 10/27/93   Houston/S Shaver St                  481,000        1,061,000      1,542,000        405,000
  11/3/93   Upland/S. Euclid Ave.                508,000        1,125,000      1,633,000        406,000
 11/16/93   Norcross/Jimmy Carter                626,000        1,339,000      1,965,000        484,000
 11/16/93   Seattle/13th                       1,084,000        2,627,000      3,711,000        989,000
 12/16/93   West Valley City                     682,000        1,440,000      2,122,000        521,000
 12/21/93   Pinellas Park/34th St. W             607,000        1,316,000      1,923,000        496,000
 12/28/93   New Orleans/S. Carrollton Ave      1,574,000        3,226,000      4,800,000      1,100,000
 12/29/93   Orange/Main                        1,592,000        3,374,000      4,966,000      1,099,000
 12/29/93   Sunnyvale/Wedell                     725,000        1,632,000      2,357,000        540,000
 12/29/93   El Cajon/Magnolia                    541,000        1,196,000      1,737,000        412,000
 12/29/93   Orlando/S. Semoran Blvd.             601,000        1,368,000      1,969,000        480,000
 12/29/93   Tampa/W. Hillsborough Ave            436,000          970,000      1,406,000        340,000
 12/29/93   Irving/West Loop 12                  354,000          801,000      1,155,000        294,000
 12/29/93   Fullerton/W. Commonwealth          1,159,000        2,469,000      3,628,000        806,000
 12/29/93   N. Lauderdale/Mcnab Rd               797,000        1,701,000      2,498,000        565,000
 12/29/93   Los Alimitos/Cerritos                874,000        1,800,000      2,674,000        583,000
 12/29/93   Frederick/Prospect Blvd.             692,000        1,520,000      2,212,000        498,000
 12/29/93   Indianapolis/E. Washington           504,000        1,132,000      1,636,000        384,000
 12/29/93   Gardena/Western Ave.                 694,000        1,477,000      2,171,000        470,000
 12/29/93   Palm Bay/Bobcock Street              525,000        1,175,000      1,700,000        388,000
  1/10/94   Hialeah/W. 20Th Ave.               1,589,000        3,952,000      5,541,000      1,331,000
  1/12/94   Sunnyvale/N. Fair Oaks Ave           657,000        1,642,000      2,299,000        531,000
  1/12/94   Honolulu/Iwaena                            0        4,070,000      4,070,000      1,312,000
  1/12/94   Miami/Golden Glades                  557,000        1,483,000      2,040,000        519,000
  1/21/94   Herndon/Centreville Road           1,357,000        3,482,000      4,839,000        972,000
  2/8/94    Las Vegas/S. Martin Luther King    1,435,000        3,578,000      5,013,000      1,179,000
  2/28/94   Arlingtn/Old Jeffersn Davishwy       630,000        1,741,000      2,371,000        615,000
  3/8/94    Beaverton/SW Barnes Road             807,000        2,112,000      2,919,000        749,000
  3/21/94   Austin/Arboretum                   1,553,000        2,575,000      4,128,000        580,000

                                                                                                         Adjustments
                                                                                                          Resulting
                                                                                                            from
                                                                    Initial Cost             Costs           the
                                                           ---------------------------     Subsequent    Acquisition
   Date                                      Encum-                       Buildings &         to         of Minority
 Acquired            Description             brances            Land      Improvements     Acquisition    Interests
--------------------------------------------------------------------------------------------------------------------
  3/25/94   Tinton Falls/Shrewsbury Ave                      1,074,000      2,033,000        212,000             0
  3/25/94   East Brunswick/Milltown Road                     1,282,000      2,411,000        293,000             0
  3/25/94   Mercerville/Quakerbridge Road                    1,109,000      2,111,000        238,000             0
  3/31/94   Hypoluxo                                           735,000      1,404,000      1,837,000             0
  4/26/94   No. Highlands/Roseville Road                       980,000      1,835,000        296,000             0
  5/12/94   Fort Pierce/Okeechobee Road                        438,000        842,000        208,000             0
  5/24/94   Hempstead/Peninsula Blvd.                        2,053,000      3,832,000        287,000             0
  5/24/94   La/Huntington                                      483,000        905,000        128,000             0
  6/18/94   Las Vegas/S. Valley View Blvd                      837,000      1,571,000        135,000             0
  6/23/94   Las Vegas/Tropicana                                750,000      1,408,000        183,000             0
  6/23/94   Henderson/Green Valley Pkwy                      1,047,000      1,960,000        153,000             0
  6/30/94   Birmingham/W. Oxmoor Road                          532,000      1,004,000        371,000             0
  7/20/94   Milpitas/Dempsey Road                            1,260,000      2,358,000        158,000             0
  8/17/94   New Orleans/I-10                                   784,000      1,470,000        191,000             0
  8/17/94   Beaverton/S.W. Denny Road                          663,000      1,245,000        110,000             0
  8/17/94   Irwindale/Central Ave.                             674,000      1,263,000         83,000             0
  8/17/94   Suitland/St. Barnabas Rd                         1,530,000      2,913,000        231,000             0
  8/17/94   North Brunswick/How Lane                         1,238,000      2,323,000        111,000             0
  8/17/94   Lombard/64th                                       847,000      1,583,000        122,000             0
  8/17/94   Alsip/27th                                         406,000        765,000         91,000             0
  9/15/94   Huntsville/Old Monrovia Road                       613,000      1,157,000        232,000             0
  9/27/94   West Haven/Bull Hill Lane                          455,000        873,000      5,274,000             0
  9/30/94   San Francisco/Marin St.                          1,227,000      2,339,000      1,212,000             0
  9/30/94   Baltimore/Hillen Street                            580,000      1,095,000        241,000             0
  9/30/94   San Francisco/10th & Howard                      1,423,000      2,668,000        236,000             0
  9/30/94   Montebello/E. Whittier                             383,000        732,000        116,000             0
  9/30/94   Arlington/Collins                                  228,000        435,000        217,000             0
  9/30/94   Miami/S.W. 119th Ave                               656,000      1,221,000         58,000             0
  9/30/94   Blackwood/Erial Road                               774,000      1,437,000         98,000             0
  9/30/94   Concord/Monument                                 1,092,000      2,027,000        351,000             0
  9/30/94   Rochester/Lee Road                                 469,000        871,000        207,000             0
  9/30/94   Houston/Bellaire                                   623,000      1,157,000        145,000             0
  9/30/94   Austin/Lamar Blvd                                  781,000      1,452,000        125,000             0
  9/30/94   Milwaukee/Lovers Lane Rd                           469,000        871,000        116,000             0
  9/30/94   Monterey/Del Rey Oaks                            1,093,000      1,897,000         92,000             0
  9/30/94   St. Petersburg/66Th St.                            427,000        793,000        163,000             0
  9/30/94   Dayton Bch/N. Nova Road                            396,000        735,000        125,000             0
  9/30/94   Maple Shade/Route 38                               994,000      1,846,000        156,000             0
  9/30/94   Marlton/Route 73 N.                                938,000      1,742,000         75,000             0
  9/30/94   Naperville/E. Ogden Ave                            683,000      1,268,000        103,000             0
  9/30/94   Long Beach/South Street                          1,778,000      3,307,000        224,000             0
  9/30/94   Aloha/S.W. Shaw                                    805,000      1,495,000        123,000             0
  9/30/94   Alexandria/S. Pickett                            1,550,000      2,879,000        193,000             0
  9/30/94   Houston/Highway 6 North                          1,120,000      2,083,000        216,000             0
  9/30/94   San Antonio/Nacogdoches Rd                         571,000      1,060,000        163,000             0

                                                           Gross Carrying Amount
                                                           At December 31, 2001
   Date                                         ----------------------------------------      Accumulated
 Acquired            Description                  Land           Building         Total      Depreciation
---------------------------------------------------------------------------------------------------------
  3/25/94   Tinton Falls/Shrewsbury Ave          920,000        2,399,000      3,319,000        836,000
  3/25/94   East Brunswick/Milltown Road       1,098,000        2,888,000      3,986,000        981,000
  3/25/94   Mercerville/Quakerbridge Road        950,000        2,508,000      3,458,000        848,000
  3/31/94   Hypoluxo                             630,000        3,346,000      3,976,000      2,163,000
  4/26/94   No. Highlands/Roseville Road         839,000        2,272,000      3,111,000        772,000
  5/12/94   Fort Pierce/Okeechobee Road          375,000        1,113,000      1,488,000        425,000
  5/24/94   Hempstead/Peninsula Blvd.          1,761,000        4,411,000      6,172,000      1,392,000
  5/24/94   La/Huntington                        414,000        1,102,000      1,516,000        386,000
  6/18/94   Las Vegas/S. Valley View Blvd        717,000        1,826,000      2,543,000        606,000
  6/23/94   Las Vegas/Tropicana                  642,000        1,699,000      2,341,000        584,000
  6/23/94   Henderson/Green Valley Pkwy          897,000        2,263,000      3,160,000        750,000
  6/30/94   Birmingham/W. Oxmoor Road            461,000        1,446,000      1,907,000        625,000
  7/20/94   Milpitas/Dempsey Road              1,079,000        2,697,000      3,776,000        884,000
  8/17/94   New Orleans/I-10                     671,000        1,774,000      2,445,000        568,000
  8/17/94   Beaverton/S.W. Denny Road            568,000        1,450,000      2,018,000        460,000
  8/17/94   Irwindale/Central Ave.               578,000        1,442,000      2,020,000        455,000
  8/17/94   Suitland/St. Barnabas Rd           1,311,000        3,363,000      4,674,000      1,085,000
  8/17/94   North Brunswick/How Lane           1,061,000        2,611,000      3,672,000        792,000
  8/17/94   Lombard/64th                         725,000        1,827,000      2,552,000        581,000
  8/17/94   Alsip/27th                           348,000          914,000      1,262,000        313,000
  9/15/94   Huntsville/Old Monrovia Road         525,000        1,477,000      2,002,000        491,000
  9/27/94   West Haven/Bull Hill Lane          1,963,000        4,639,000      6,602,000        656,000
  9/30/94   San Francisco/Marin St.            1,370,000        3,408,000      4,778,000      1,050,000
  9/30/94   Baltimore/Hillen Street              497,000        1,419,000      1,916,000        448,000
  9/30/94   San Francisco/10th & Howard        1,221,000        3,106,000      4,327,000        951,000
  9/30/94   Montebello/E. Whittier               328,000          903,000      1,231,000        306,000
  9/30/94   Arlington/Collins                    195,000          685,000        880,000        312,000
  9/30/94   Miami/S.W. 119th Ave                 562,000        1,373,000      1,935,000        419,000
  9/30/94   Blackwood/Erial Road                 663,000        1,646,000      2,309,000        504,000
  9/30/94   Concord/Monument                     935,000        2,535,000      3,470,000        807,000
  9/30/94   Rochester/Lee Road                   402,000        1,145,000      1,547,000        372,000
  9/30/94   Houston/Bellaire                     534,000        1,391,000      1,925,000        449,000
  9/30/94   Austin/Lamar Blvd                    668,000        1,690,000      2,358,000        540,000
  9/30/94   Milwaukee/Lovers Lane Rd             402,000        1,054,000      1,456,000        355,000
  9/30/94   Monterey/Del Rey Oaks                903,000        2,179,000      3,082,000        715,000
  9/30/94   St. Petersburg/66Th St.              366,000        1,017,000      1,383,000        341,000
  9/30/94   Dayton Bch/N. Nova Road              339,000          917,000      1,256,000        312,000
  9/30/94   Maple Shade/Route 38                 851,000        2,145,000      2,996,000        660,000
  9/30/94   Marlton/Route 73 N.                  804,000        1,951,000      2,755,000        600,000
  9/30/94   Naperville/E. Ogden Ave              585,000        1,469,000      2,054,000        461,000
  9/30/94   Long Beach/South Street            1,523,000        3,786,000      5,309,000      1,167,000
  9/30/94   Aloha/S.W. Shaw                      689,000        1,734,000      2,423,000        548,000
  9/30/94   Alexandria/S. Pickett              1,328,000        3,294,000      4,622,000      1,000,000
  9/30/94   Houston/Highway 6 North              959,000        2,460,000      3,419,000        801,000
  9/30/94   San Antonio/Nacogdoches Rd           489,000        1,305,000      1,794,000        413,000

                                                                                                         Adjustments
                                                                                                          Resulting
                                                                                                            from
                                                                    Initial Cost             Costs           the
                                                           ---------------------------     Subsequent    Acquisition
   Date                                      Encum-                       Buildings &         to         of Minority
 Acquired            Description             brances            Land      Improvements     Acquisition    Interests
--------------------------------------------------------------------------------------------------------------------
  9/30/94   San Ramon/San Ramon Valley                       1,530,000      2,840,000        356,000             0
  9/30/94   San Rafael/Merrydale Rd                          1,705,000      3,165,000        187,000             0
  9/30/94   San Antonio/Austin Hwy                             592,000      1,098,000        178,000             0
  9/30/94   Sharonville/E. Kemper                              574,000      1,070,000        182,000             0
 10/13/94   Davie/State Road 84                                744,000      1,467,000        850,000             0
 10/13/94   Carrollton/Marsh Lane                              770,000      1,437,000      1,383,000             0
 10/31/94   Sherman Oaks/Van Nuys Blvd                       1,278,000      2,461,000        906,000             0
 12/28/94   Milpitas/Watson                                  1,575,000      2,925,000        187,000             0
 12/28/94   Las Vegas/Jones Blvd                             1,208,000      2,243,000        150,000             0
 12/28/94   Venice/Guthrie                                     578,000      1,073,000        115,000             0
 12/30/94   Apple Valley/Foliage Ave                           910,000      1,695,000        167,000             0
  1/4/95    Chula Vista/Main Street                            735,000      1,802,000        159,000             0
  1/5/95    Pantego/West Park                                  315,000        735,000        141,000             0
  1/12/95   Roswell/Alpharetta                                 423,000        993,000        298,000             0
  1/23/95   North Bergen/Tonne                               1,564,000      3,772,000        333,000             0
  1/23/95   San Leandro/Hesperian                              734,000      1,726,000        114,000             0
  2/3/95    Reno/S. Mccarron Blvd                            1,080,000      2,537,000        161,000             0
  2/15/95   Schiller Park                                    1,688,000      3,939,000        232,000             0
  2/15/95   Lansing                                          1,514,000      3,534,000        124,000             0
  2/15/95   Pleasanton                                       1,257,000      2,932,000         61,000             0
  2/15/95   LA/Sepulveda                                     1,453,000      3,390,000        105,000             0
  2/28/95   Decatur/Flat Shoal                                 970,000      2,288,000        398,000             0
  2/28/95   Smyrna/S. Cobb                                     663,000      1,559,000        231,000             0
  2/28/95   Downey/Bellflower                                  916,000      2,158,000        102,000             0
  2/28/95   Vallejo/Lincoln                                    445,000      1,052,000        160,000             0
  2/28/95   Lynnwood/180th St                                  516,000      1,205,000        178,000             0
  2/28/95   Kent/Pacific Hwy                                   728,000      1,711,000        123,000             0
  2/28/95   Kirkland                                         1,254,000      2,932,000        189,000             0
  2/28/95   Federal Way/Pacific                                785,000      1,832,000        264,000             0
  2/28/95   Tampa/S. Dale                                      791,000      1,852,000        213,000             0
  2/28/95   Burlingame/Adrian Rd                             2,280,000      5,349,000        316,000             0
  2/28/95   Miami/Cloverleaf                                   606,000      1,426,000        201,000             0
  2/28/95   Pinole/San Pablo                                   639,000      1,502,000        209,000             0
  2/28/95   South Gate/Firesto                               1,442,000      3,449,000        277,000             0
  2/28/95   San Jose/Mabury                                    892,000      2,088,000         98,000             0
  2/28/95   La Puente/Valley Blvd                              591,000      1,390,000        218,000             0
  2/28/95   San Jose/Capitol E                               1,215,000      2,852,000        142,000             0
  2/28/95   Milwaukie/40th Street                              576,000      1,388,000        104,000             0
  2/28/95   Portland/N. Lombard                                812,000      1,900,000        190,000             0
  2/28/95   Miami/Biscayne                                   1,313,000      3,076,000        118,000             0
  2/28/95   Chicago/Clark Street                               442,000      1,031,000        317,000             0
  2/28/95   Palatine/Dundee                                    698,000      1,643,000        163,000             0
  2/28/95   Williamsville/Transit                              284,000        670,000        139,000             0
  2/28/95   Amherst/Sheridan                                   484,000      1,151,000        127,000             0
  3/2/95    Everett/Highway 99                                 859,000      2,022,000        218,000             0

                                                           Gross Carrying Amount
                                                           At December 31, 2001
   Date                                         ----------------------------------------      Accumulated
 Acquired            Description                  Land           Building         Total      Depreciation
---------------------------------------------------------------------------------------------------------
  9/30/94   San Ramon/San Ramon Valley         1,310,000        3,416,000      4,726,000      1,105,000
  9/30/94   San Rafael/Merrydale Rd            1,460,000        3,597,000      5,057,000      1,111,000
  9/30/94   San Antonio/Austin Hwy               506,000        1,362,000      1,868,000        457,000
  9/30/94   Sharonville/E. Kemper                492,000        1,334,000      1,826,000        418,000
 10/13/94   Davie/State Road 84                  637,000        2,424,000      3,061,000        732,000
 10/13/94   Carrollton/Marsh Lane              1,021,000        2,569,000      3,590,000        767,000
 10/31/94   Sherman Oaks/Van Nuys Blvd         1,422,000        3,223,000      4,645,000      1,042,000
 12/28/94   Milpitas/Watson                    1,349,000        3,338,000      4,687,000      1,000,000
 12/28/94   Las Vegas/Jones Blvd               1,034,000        2,567,000      3,601,000        764,000
 12/28/94   Venice/Guthrie                       495,000        1,271,000      1,766,000        384,000
 12/30/94   Apple Valley/Foliage Ave             780,000        1,992,000      2,772,000        630,000
  1/4/95    Chula Vista/Main Street              735,000        1,961,000      2,696,000        686,000
  1/5/95    Pantego/West Park                    315,000          876,000      1,191,000        314,000
  1/12/95   Roswell/Alpharetta                   423,000        1,291,000      1,714,000        397,000
  1/23/95   North Bergen/Tonne                 1,563,000        4,106,000      5,669,000      1,141,000
  1/23/95   San Leandro/Hesperian                733,000        1,841,000      2,574,000        535,000
  2/3/95    Reno/S. Mccarron Blvd              1,079,000        2,699,000      3,778,000        800,000
  2/15/95   Schiller Park                      1,687,000        4,172,000      5,859,000      1,024,000
  2/15/95   Lansing                            1,513,000        3,659,000      5,172,000        866,000
  2/15/95   Pleasanton                         1,256,000        2,994,000      4,250,000        700,000
  2/15/95   LA/Sepulveda                       1,452,000        3,496,000      4,948,000        824,000
  2/28/95   Decatur/Flat Shoal                   969,000        2,687,000      3,656,000        867,000
  2/28/95   Smyrna/S. Cobb                       662,000        1,791,000      2,453,000        561,000
  2/28/95   Downey/Bellflower                    916,000        2,260,000      3,176,000        657,000
  2/28/95   Vallejo/Lincoln                      444,000        1,213,000      1,657,000        389,000
  2/28/95   Lynnwood/180th St                    516,000        1,383,000      1,899,000        456,000
  2/28/95   Kent/Pacific Hwy                     728,000        1,834,000      2,562,000        554,000
  2/28/95   Kirkland                           1,253,000        3,122,000      4,375,000        901,000
  2/28/95   Federal Way/Pacific                  785,000        2,096,000      2,881,000        691,000
  2/28/95   Tampa/S. Dale                        791,000        2,065,000      2,856,000        652,000
  2/28/95   Burlingame/Adrian Rd               2,279,000        5,666,000      7,945,000      1,622,000
  2/28/95   Miami/Cloverleaf                     606,000        1,627,000      2,233,000        498,000
  2/28/95   Pinole/San Pablo                     638,000        1,712,000      2,350,000        560,000
  2/28/95   South Gate/Firesto                 1,441,000        3,727,000      5,168,000      1,184,000
  2/28/95   San Jose/Mabury                      892,000        2,186,000      3,078,000        614,000
  2/28/95   La Puente/Valley Blvd                591,000        1,608,000      2,199,000        533,000
  2/28/95   San Jose/Capitol E                 1,214,000        2,995,000      4,209,000        870,000
  2/28/95   Milwaukie/40th Street                579,000        1,489,000      2,068,000        451,000
  2/28/95   Portland/N. Lombard                  811,000        2,091,000      2,902,000        610,000
  2/28/95   Miami/Biscayne                     1,313,000        3,194,000      4,507,000        919,000
  2/28/95   Chicago/Clark Street                 441,000        1,349,000      1,790,000        416,000
  2/28/95   Palatine/Dundee                      698,000        1,806,000      2,504,000        550,000
  2/28/95   Williamsville/Transit                283,000          810,000      1,093,000        265,000
  2/28/95   Amherst/Sheridan                     483,000        1,279,000      1,762,000        408,000
  3/2/95    Everett/Highway 99                   858,000        2,241,000      3,099,000        717,000

                                                                                                         Adjustments
                                                                                                          Resulting
                                                                                                            from
                                                                    Initial Cost             Costs           the
                                                           ---------------------------     Subsequent    Acquisition
   Date                                      Encum-                       Buildings &         to         of Minority
 Acquired            Description             brances            Land      Improvements     Acquisition    Interests
--------------------------------------------------------------------------------------------------------------------
  3/2/95    Burien/1St Ave South                               763,000      1,783,000        245,000             0
  3/2/95    Kent/South 238th Street                            763,000      1,783,000        260,000             0
  3/31/95   Cheverly/Central Ave                               911,000      2,164,000        138,000             0
  5/3/95    Largo/Ulmerton Roa                                 263,000        654,000        111,000             0
  5/8/95    Fairfield/Western Street                           439,000      1,030,000         75,000             0
  5/8/95    Dallas/W. Mockingbird                            1,440,000      3,371,000        144,000             0
  5/8/95    East Point/Lakewood                                884,000      2,071,000        299,000             0
  5/25/95   Falls Church/Gallo                                 350,000        835,000        192,000             0
  6/12/95   Baltimore/Old Waterloo                             769,000      1,850,000        109,000             0
  6/12/95   Pleasant Hill/Hookston                             766,000      1,848,000         96,000             0
  6/12/95   Mountain View/Old Middlefield                    2,095,000      4,913,000         97,000             0
  6/30/95   San Jose/Blossom Hill                            1,467,000      3,444,000        172,000             0
  6/30/95   Fairfield/Kings Highway                          1,811,000      4,273,000        200,000             0
  6/30/95   Pacoima/Paxton Street            1,116,000         840,000      1,976,000         89,000             0
  6/30/95   Portland/Prescott                                  647,000      1,509,000        158,000             0
  6/30/95   St. Petersburg                                     352,000        827,000        160,000             0
  6/30/95   Dallas/Audelia Road                              1,166,000      2,725,000        775,000             0
  6/30/95   Miami Gardens                                      823,000      1,929,000        151,000             0
  6/30/95   Grand Prairie/19th                                 566,000      1,329,000        126,000             0
  6/30/95   Joliet/Jefferson Street                            501,000      1,181,000        142,000             0
  6/30/95   Bridgeton/Pennridge                                283,000        661,000        151,000             0
  6/30/95   Portland/S.E.92nd                                  638,000      1,497,000        154,000             0
  6/30/95   Houston/S.W. Freeway                               537,000      1,254,000      4,782,000             0
  6/30/95   Milwaukee/Brown                                    358,000        849,000        142,000             0
  6/30/95   Orlando/W. Oak Ridge                               698,000      1,642,000        192,000             0
  6/30/95   Lauderhill/State Road                              644,000      1,508,000        119,000             0
  6/30/95   Orange Park/Blanding Blvd                          394,000        918,000        184,000             0
  6/30/95   St. Petersburg/Joe'S Creek                         704,000      1,642,000        174,000             0
  6/30/95   St. Louis/Page Service Drive                       531,000      1,241,000        141,000             0
  6/30/95   Independence/E. 42nd                               438,000      1,023,000        148,000             0
  6/30/95   Cherry Hill/Dobbs Lane                             716,000      1,676,000         95,000             0
  6/30/95   Edgewater Park/Route 130                           683,000      1,593,000         91,000             0
  6/30/95   Beaverton/S.W. 110                                 572,000      1,342,000        140,000             0
  6/30/95   Markham/W. 159Th Place                             230,000        539,000        108,000             0
  6/30/95   Houston/N.W. Freeway                               447,000      1,066,000        116,000             0
  6/30/95   Portland/Gantenbein                                537,000      1,262,000        118,000             0
  6/30/95   Upper Chichester/Market St.                        569,000      1,329,000        104,000             0
  6/30/95   Fort Worth/Hwy 80                                  379,000        891,000        110,000             0
  6/30/95   Greenfield/S. 108th                                728,000      1,707,000        185,000             0
  6/30/95   Altamonte Springs                                  566,000      1,326,000        103,000             0
  6/30/95   East Hazel Crest/Halsted                           483,000      1,127,000        153,000             0
  6/30/95   Seattle/Delridge Way                               760,000      1,779,000        152,000             0
  6/30/95   Elmhurst/Lake Frontage Rd                          748,000      1,758,000        144,000             0
  6/30/95   Los Angeles/Beverly Blvd                           787,000      1,886,000        297,000             0
  6/30/95   Lawrenceville/Brunswick                            841,000      1,961,000         89,000             0

                                                           Gross Carrying Amount
                                                           At December 31, 2001
   Date                                         ----------------------------------------      Accumulated
 Acquired            Description                  Land           Building         Total      Depreciation
---------------------------------------------------------------------------------------------------------
  3/2/95    Burien/1St Ave South                 763,000        2,028,000      2,791,000        690,000
  3/2/95    Kent/South 238th Street              763,000        2,043,000      2,806,000        674,000
  3/31/95   Cheverly/Central Ave                 910,000        2,303,000      3,213,000        656,000
  5/3/95    Largo/Ulmerton Roa                   262,000          766,000      1,028,000        296,000
  5/8/95    Fairfield/Western Street             439,000        1,105,000      1,544,000        323,000
  5/8/95    Dallas/W. Mockingbird              1,439,000        3,516,000      4,955,000        975,000
  5/8/95    East Point/Lakewood                  884,000        2,370,000      3,254,000        732,000
  5/25/95   Falls Church/Gallo                   349,000        1,028,000      1,377,000        390,000
  6/12/95   Baltimore/Old Waterloo               768,000        1,960,000      2,728,000        545,000
  6/12/95   Pleasant Hill/Hookston               766,000        1,944,000      2,710,000        556,000
  6/12/95   Mountain View/Old Middlefield      2,094,000        5,011,000      7,105,000      1,343,000
  6/30/95   San Jose/Blossom Hill              1,466,000        3,617,000      5,083,000        991,000
  6/30/95   Fairfield/Kings Highway            1,809,000        4,475,000      6,284,000      1,263,000
  6/30/95   Pacoima/Paxton Street                839,000        2,066,000      2,905,000        579,000
  6/30/95   Portland/Prescott                    646,000        1,668,000      2,314,000        491,000
  6/30/95   St. Petersburg                       352,000          987,000      1,339,000        318,000
  6/30/95   Dallas/Audelia Road                1,165,000        3,501,000      4,666,000      1,137,000
  6/30/95   Miami Gardens                        822,000        2,081,000      2,903,000        589,000
  6/30/95   Grand Prairie/19th                   566,000        1,455,000      2,021,000        431,000
  6/30/95   Joliet/Jefferson Street              500,000        1,324,000      1,824,000        405,000
  6/30/95   Bridgeton/Pennridge                  283,000          812,000      1,095,000        264,000
  6/30/95   Portland/S.E.92nd                    637,000        1,652,000      2,289,000        490,000
  6/30/95   Houston/S.W. Freeway               1,605,000        4,968,000      6,573,000        404,000
  6/30/95   Milwaukee/Brown                      357,000          992,000      1,349,000        310,000
  6/30/95   Orlando/W. Oak Ridge                 697,000        1,835,000      2,532,000        555,000
  6/30/95   Lauderhill/State Road                643,000        1,628,000      2,271,000        473,000
  6/30/95   Orange Park/Blanding Blvd            393,000        1,103,000      1,496,000        338,000
  6/30/95   St. Petersburg/Joe'S Creek           703,000        1,817,000      2,520,000        514,000
  6/30/95   St. Louis/Page Service Drive         530,000        1,383,000      1,913,000        412,000
  6/30/95   Independence/E. 42nd                 438,000        1,171,000      1,609,000        368,000
  6/30/95   Cherry Hill/Dobbs Lane               715,000        1,772,000      2,487,000        477,000
  6/30/95   Edgewater Park/Route 130             682,000        1,685,000      2,367,000        457,000
  6/30/95   Beaverton/S.W. 110                   572,000        1,482,000      2,054,000        422,000
  6/30/95   Markham/W. 159Th Place               229,000          648,000        877,000        213,000
  6/30/95   Houston/N.W. Freeway                 447,000        1,182,000      1,629,000        381,000
  6/30/95   Portland/Gantenbein                  536,000        1,381,000      1,917,000        398,000
  6/30/95   Upper Chichester/Market St.          569,000        1,433,000      2,002,000        404,000
  6/30/95   Fort Worth/Hwy 80                    378,000        1,002,000      1,380,000        308,000
  6/30/95   Greenfield/S. 108th                  727,000        1,893,000      2,620,000        550,000
  6/30/95   Altamonte Springs                    566,000        1,429,000      1,995,000        408,000
  6/30/95   East Hazel Crest/Halsted             483,000        1,280,000      1,763,000        387,000
  6/30/95   Seattle/Delridge Way                 760,000        1,931,000      2,691,000        559,000
  6/30/95   Elmhurst/Lake Frontage Rd            748,000        1,902,000      2,650,000        537,000
  6/30/95   Los Angeles/Beverly Blvd             786,000        2,184,000      2,970,000        712,000
  6/30/95   Lawrenceville/Brunswick              840,000        2,051,000      2,891,000        565,000

                                                                                                         Adjustments
                                                                                                          Resulting
                                                                                                            from
                                                                    Initial Cost             Costs           the
                                                           ---------------------------     Subsequent    Acquisition
   Date                                      Encum-                       Buildings &         to         of Minority
 Acquired            Description             brances            Land      Improvements     Acquisition    Interests
--------------------------------------------------------------------------------------------------------------------
  6/30/95   Richmond/Carlson                                   865,000      2,025,000        243,000             0
  6/30/95   Liverpool/Oswego Road                              545,000      1,279,000        209,000             0
  6/30/95   Rochester/East Ave                                 578,000      1,375,000        123,000             0
  6/30/95   Pasadena/E. Beltway                                757,000      1,767,000        109,000             0
  7/13/95   Tarzana/Burbank Blvd                             2,895,000      6,823,000        389,000             0
  7/31/95   Orlando/Lakehurst                  953,000         450,000      1,063,000        131,000             0
  7/31/95   Livermore/Portola                1,280,000         921,000      2,157,000        157,000             0
  7/31/95   San Jose/Tully                   1,583,000         912,000      2,137,000        238,000             0
  7/31/95   Mission Bay                      3,928,000       1,617,000      3,785,000        413,000             0
  7/31/95   Las Vegas/Decatur                                1,147,000      2,697,000        211,000             0
  7/31/95   Pleasanton/Stanley                               1,624,000      3,811,000        191,000             0
  7/31/95   Castro Valley/Grove                                757,000      1,772,000         78,000             0
  7/31/95   Honolulu/Kaneohe                                 1,215,000      2,846,000      2,016,000             0
  7/31/95   Chicago/Wabash Ave                                 645,000      1,535,000        572,000             0
  7/31/95   Springfield/Parker                                 765,000      1,834,000        137,000             0
  7/31/95   Huntington Bch/Gotham                              765,000      1,808,000        165,000             0
  7/31/95   Tucker/Lawrenceville                               630,000      1,480,000        164,000             0
  7/31/95   Marietta/Canton Road                               600,000      1,423,000        206,000             0
  7/31/95   Wheeling/Hintz                                     450,000      1,054,000        116,000             0
  8/1/95    Gresham/Division                                   607,000      1,428,000         90,000             0
  8/1/95    Tucker/Lawrenceville                               600,000      1,405,000        245,000             0
  8/1/95    Decatur/Covington                                  720,000      1,694,000        175,000             0
  8/11/95   Studio City/Ventura                              1,285,000      3,015,000        138,000             0
  8/12/95   Smyrna/Hargrove Road                             1,020,000      3,038,000        331,000             0
  9/1/95    Hayward/Mission Blvd                             1,020,000      2,383,000        130,000             0
  9/1/95    Park City/Belvider                                 600,000      1,405,000         81,000             0
  9/1/95    New Castle/Dupont Parkway                          990,000      2,369,000        140,000             0
  9/1/95    Las Vegas/Rainbow                                1,050,000      2,459,000        103,000             0
  9/1/95    Mountain View/Reng                                 945,000      2,216,000        113,000             0
  9/1/95    Venice/Cadillac                                    930,000      2,182,000        204,000             0
  9/1/95    Simi Valley/Los Angeles                          1,590,000      3,724,000        181,000             0
  9/1/95    Spring Valley/Foreman                            1,095,000      2,572,000        145,000             0
  9/6/95    Darien/Frontage Road                               975,000      2,321,000        100,000             0
  9/30/95   Van Nuys/Balboa Blvd                             1,920,000      4,504,000        313,000             0
 10/31/95   San Lorenzo/Hesperian                            1,590,000      3,716,000        355,000             0
 10/31/95   Chicago/W. 47th Street                             300,000        708,000        170,000             0
 10/31/95   Los Angeles/Eastern                                455,000      1,070,000        127,000             0
 11/15/95   Costa Mesa - B                                     522,000      1,218,000         64,000             0
 11/15/95   Plano/E. 14th                                      705,000      1,646,000         82,000             0
 11/15/95   Citrus Heights/Sunrise                             520,000      1,213,000        116,000             0
 11/15/95   Modesto/Briggsmore Ave                             470,000      1,097,000         86,000             0
 11/15/95   So San Francisco/Spruce                          1,905,000      4,444,000        305,000             0
 11/15/95   Pacheco/Buchanan Circle                          1,681,000      3,951,000        168,000             0
 11/16/95   Palm Beach Gardens                                 657,000      1,540,000        114,000             0
 11/16/95   Delray Beach                                       600,000      1,407,000        149,000             0

                                                           Gross Carrying Amount
                                                           At December 31, 2001
   Date                                         ----------------------------------------      Accumulated
 Acquired            Description                  Land           Building         Total      Depreciation
---------------------------------------------------------------------------------------------------------
  6/30/95   Richmond/Carlson                     864,000        2,269,000      3,133,000        648,000
  6/30/95   Liverpool/Oswego Road                545,000        1,488,000      2,033,000        425,000
  6/30/95   Rochester/East Ave                   578,000        1,498,000      2,076,000        440,000
  6/30/95   Pasadena/E. Beltway                  757,000        1,876,000      2,633,000        526,000
  7/13/95   Tarzana/Burbank Blvd               2,893,000        7,214,000     10,107,000      2,095,000
  7/31/95   Orlando/Lakehurst                    450,000        1,194,000      1,644,000        343,000
  7/31/95   Livermore/Portola                    920,000        2,315,000      3,235,000        656,000
  7/31/95   San Jose/Tully                       911,000        2,376,000      3,287,000        673,000
  7/31/95   Mission Bay                        1,616,000        4,199,000      5,815,000      1,271,000
  7/31/95   Las Vegas/Decatur                  1,146,000        2,909,000      4,055,000        819,000
  7/31/95   Pleasanton/Stanley                 1,623,000        4,003,000      5,626,000      1,077,000
  7/31/95   Castro Valley/Grove                  756,000        1,851,000      2,607,000        503,000
  7/31/95   Honolulu/Kaneohe                   2,132,000        3,945,000      6,077,000        932,000
  7/31/95   Chicago/Wabash Ave                   645,000        2,107,000      2,752,000        741,000
  7/31/95   Springfield/Parker                   765,000        1,971,000      2,736,000        556,000
  7/31/95   Huntington Bch/Gotham                765,000        1,973,000      2,738,000        577,000
  7/31/95   Tucker/Lawrenceville                 630,000        1,644,000      2,274,000        503,000
  7/31/95   Marietta/Canton Road                 600,000        1,629,000      2,229,000        488,000
  7/31/95   Wheeling/Hintz                       450,000        1,170,000      1,620,000        344,000
  8/1/95    Gresham/Division                     607,000        1,518,000      2,125,000        427,000
  8/1/95    Tucker/Lawrenceville                 600,000        1,650,000      2,250,000        505,000
  8/1/95    Decatur/Covington                    720,000        1,869,000      2,589,000        559,000
  8/11/95   Studio City/Ventura                1,284,000        3,154,000      4,438,000        845,000
  8/12/95   Smyrna/Hargrove Road               1,020,000        3,369,000      4,389,000        871,000
  9/1/95    Hayward/Mission Blvd               1,019,000        2,514,000      3,533,000        673,000
  9/1/95    Park City/Belvider                   600,000        1,486,000      2,086,000        406,000
  9/1/95    New Castle/Dupont Parkway            989,000        2,510,000      3,499,000        667,000
  9/1/95    Las Vegas/Rainbow                  1,049,000        2,563,000      3,612,000        693,000
  9/1/95    Mountain View/Reng                   944,000        2,330,000      3,274,000        625,000
  9/1/95    Venice/Cadillac                      929,000        2,387,000      3,316,000        682,000
  9/1/95    Simi Valley/Los Angeles            1,589,000        3,906,000      5,495,000      1,056,000
  9/1/95    Spring Valley/Foreman              1,094,000        2,718,000      3,812,000        721,000
  9/6/95    Darien/Frontage Road                 974,000        2,422,000      3,396,000        679,000
  9/30/95   Van Nuys/Balboa Blvd               1,919,000        4,818,000      6,737,000      1,104,000
 10/31/95   San Lorenzo/Hesperian              1,589,000        4,072,000      5,661,000        819,000
 10/31/95   Chicago/W. 47th Street               300,000          878,000      1,178,000        221,000
 10/31/95   Los Angeles/Eastern                  454,000        1,198,000      1,652,000        291,000
 11/15/95   Costa Mesa - B                       522,000        1,282,000      1,804,000        324,000
 11/15/95   Plano/E. 14th                        705,000        1,728,000      2,433,000        421,000
 11/15/95   Citrus Heights/Sunrise               519,000        1,330,000      1,849,000        367,000
 11/15/95   Modesto/Briggsmore Ave               470,000        1,183,000      1,653,000        317,000
 11/15/95   So San Francisco/Spruce            1,903,000        4,751,000      6,654,000      1,165,000
 11/15/95   Pacheco/Buchanan Circle            1,680,000        4,120,000      5,800,000      1,011,000
 11/16/95   Palm Beach Gardens                   657,000        1,654,000      2,311,000        466,000
 11/16/95   Delray Beach                         600,000        1,556,000      2,156,000        452,000

                                                                                                         Adjustments
                                                                                                          Resulting
                                                                                                            from
                                                                    Initial Cost             Costs           the
                                                           ---------------------------     Subsequent    Acquisition
   Date                                      Encum-                       Buildings &         to         of Minority
 Acquired            Description             brances            Land      Improvements     Acquisition    Interests
--------------------------------------------------------------------------------------------------------------------
  1/3/96    San Gabriel                                      1,005,000      2,345,000        219,000             0
  1/5/96    San Francisco, Second St.                        2,880,000      6,814,000        203,000             0
  1/12/96   San Antonio, TX                                    912,000      2,170,000         68,000             0
  2/29/96   Naples, FL/Old US 41                               849,000      2,016,000        136,000             0
  2/29/96   Lake Worth, FL/S. Military Tr.                   1,782,000      4,723,000        168,000             0
  2/29/96   Brandon, FL/W Brandon Blvd.                      1,928,000      4,523,000        888,000             0
  2/29/96   Coral Springs FL/W Sample Rd.                    3,480,000      8,148,000        176,000             0
  2/29/96   Delray Beach FL/S Military Tr                      941,000      2,222,000        155,000             0
  2/29/96   Jupiter FL/Military Trail                        2,280,000      5,347,000        214,000             0
  2/29/96   Lakeworth FL/Lake Worth Rd                         737,000      1,742,000        138,000             0
  2/29/96   New Port Richey FL/State rd 54                     857,000      2,025,000        124,000             0
  2/29/96   Pompano Beach FL/W Copans                        1,601,000      3,756,000        189,000             0
  2/29/96   Sanford FL/S Orlando Dr                            734,000      1,749,000      1,858,000             0
  3/8/96    Atlanta/Roswell                                    898,000      3,649,000         94,000             0
  3/31/96   Oakland, CA                                      1,065,000      2,764,000        203,000             0
  3/31/96   Saratoga, CA                                     2,339,000      6,081,000        123,000             0
  3/31/96   Randallstown, MD                                 1,359,000      3,527,000        207,000             0
  3/31/96   Plano, TX                                          650,000      1,682,000        114,000             0
  3/31/96   Houston, TX                                        543,000      1,402,000         91,000             0
  3/31/96   Irvine, CA                                       1,920,000      4,975,000        433,000             0
  3/31/96   Milwaukee, WI                                      542,000      1,402,000        100,000             0
  3/31/96   Carrollton, TX                                     578,000      1,495,000         97,000             0
  3/31/96   Torrance, CA                                     1,415,000      3,675,000        123,000             0
  3/31/96   Jacksonville, FL                                   713,000      1,845,000        167,000             0
  3/31/96   Dallas, TX                                         315,000        810,000      1,684,000             0
  3/31/96   Houston, TX                                        669,000      1,724,000        281,000             0
  3/31/96   Baltimore, MD                                      842,000      2,180,000        143,000             0
  3/31/96   New Haven, CT                                      740,000      1,907,000      (263,000)             0
  4/1/96    Chicago/Pulaski                                    764,000      1,869,000        144,000             0
  4/1/96    Las Vegas/Desert Inn                             1,115,000      2,729,000        110,000             0
  4/1/96    Torrance/Crenshaw                                  916,000      2,243,000         80,000             0
  4/1/96    Weymouth, WA state                                 485,000      1,187,000        134,000             0
  4/1/96    St. Louis/Barrett Station Road                     630,000      1,542,000        102,000             0
  4/1/96    Rockville/Randolph                               1,153,000      2,823,000        137,000             0
  4/1/96    Simi Valley/East Street                            970,000      2,374,000         61,000             0
  4/1/96    Houston/Westheimer                               1,390,000      3,402,000      4,175,000             0
  4/3/96    Naples, FL                                       1,187,000      2,809,000        199,000             0
  6/26/96   Boca Raton FL                                    3,180,000      7,468,000        846,000             0
  6/28/96   Venice FL                                          669,000      1,575,000        154,000             0
  6/30/96   Las Vegas, NV                                      921,000      2,155,000        157,000             0
  6/30/96   Bedford Park, IL                                   606,000      1,419,000        167,000             0
  6/30/96   Los Angeles, CA                                    692,000      1,616,000         91,000             0
  6/30/96   Silver Spring, MD                                1,513,000      3,535,000        221,000             0
  6/30/96   Newark, CA                                       1,051,000      2,458,000         85,000             0
  6/30/96   Brooklyn, NY                                       783,000      1,830,000        343,000             0

                                                           Gross Carrying Amount
                                                           At December 31, 2001
   Date                                         ----------------------------------------      Accumulated
 Acquired            Description                  Land           Building         Total      Depreciation
---------------------------------------------------------------------------------------------------------
  1/3/96    San Gabriel                        1,004,000        2,565,000      3,569,000        721,000
  1/5/96    San Francisco, Second St.          2,878,000        7,019,000      9,897,000      1,709,000
  1/12/96   San Antonio, TX                      911,000        2,239,000      3,150,000        568,000
  2/29/96   Naples, FL/Old US 41                 848,000        2,153,000      3,001,000        534,000
  2/29/96   Lake Worth, FL/S. Military Tr.     1,781,000        4,892,000      6,673,000      1,180,000
  2/29/96   Brandon, FL/W Brandon Blvd.        1,927,000        5,412,000      7,339,000      1,721,000
  2/29/96   Coral Springs FL/W Sample Rd.      3,478,000        8,326,000     11,804,000      1,983,000
  2/29/96   Delray Beach FL/S Military Tr        940,000        2,378,000      3,318,000        644,000
  2/29/96   Jupiter FL/Military Trail          2,279,000        5,562,000      7,841,000      1,302,000
  2/29/96   Lakeworth FL/Lake Worth Rd           736,000        1,881,000      2,617,000        507,000
  2/29/96   New Port Richey FL/State rd 54       856,000        2,150,000      3,006,000        555,000
  2/29/96   Pompano Beach FL/W Copans          1,600,000        3,946,000      5,546,000        993,000
  2/29/96   Sanford FL/S Orlando Dr              974,000        3,367,000      4,341,000        817,000
  3/8/96    Atlanta/Roswell                      898,000        3,743,000      4,641,000        886,000
  3/31/96   Oakland, CA                        1,064,000        2,968,000      4,032,000        751,000
  3/31/96   Saratoga, CA                       2,338,000        6,205,000      8,543,000      1,446,000
  3/31/96   Randallstown, MD                   1,358,000        3,735,000      5,093,000        899,000
  3/31/96   Plano, TX                            649,000        1,797,000      2,446,000        458,000
  3/31/96   Houston, TX                          543,000        1,493,000      2,036,000        378,000
  3/31/96   Irvine, CA                         1,919,000        5,409,000      7,328,000      1,317,000
  3/31/96   Milwaukee, WI                        542,000        1,502,000      2,044,000        379,000
  3/31/96   Carrollton, TX                       578,000        1,592,000      2,170,000        394,000
  3/31/96   Torrance, CA                       1,414,000        3,799,000      5,213,000        913,000
  3/31/96   Jacksonville, FL                     712,000        2,013,000      2,725,000        503,000
  3/31/96   Dallas, TX                           315,000        2,494,000      2,809,000        295,000
  3/31/96   Houston, TX                          669,000        2,005,000      2,674,000        566,000
  3/31/96   Baltimore, MD                        842,000        2,323,000      3,165,000        560,000
  3/31/96   New Haven, CT                        667,000        1,717,000      2,384,000        434,000
  4/1/96    Chicago/Pulaski                      763,000        2,014,000      2,777,000        432,000
  4/1/96    Las Vegas/Desert Inn               1,114,000        2,840,000      3,954,000        624,000
  4/1/96    Torrance/Crenshaw                    916,000        2,323,000      3,239,000        477,000
  4/1/96    Weymouth, WA state                   485,000        1,321,000      1,806,000        225,000
  4/1/96    St. Louis/Barrett Station Road       630,000        1,644,000      2,274,000        332,000
  4/1/96    Rockville/Randolph                 1,152,000        2,961,000      4,113,000        594,000
  4/1/96    Simi Valley/East Street              969,000        2,436,000      3,405,000        497,000
  4/1/96    Houston/Westheimer                 1,389,000        7,578,000      8,967,000      1,440,000
  4/3/96    Naples, FL                         1,186,000        3,009,000      4,195,000        774,000
  6/26/96   Boca Raton FL                      3,178,000        8,316,000     11,494,000      1,955,000
  6/28/96   Venice FL                            669,000        1,729,000      2,398,000        445,000
  6/30/96   Las Vegas, NV                        921,000        2,312,000      3,233,000        564,000
  6/30/96   Bedford Park, IL                     605,000        1,587,000      2,192,000        411,000
  6/30/96   Los Angeles, CA                      691,000        1,708,000      2,399,000        410,000
  6/30/96   Silver Spring, MD                  1,512,000        3,757,000      5,269,000        878,000
  6/30/96   Newark, CA                         1,050,000        2,544,000      3,594,000        585,000
  6/30/96   Brooklyn, NY                         782,000        2,174,000      2,956,000        575,000

                                                                                                         Adjustments
                                                                                                          Resulting
                                                                                                            from
                                                                    Initial Cost             Costs           the
                                                           ---------------------------     Subsequent    Acquisition
   Date                                      Encum-                       Buildings &         to         of Minority
 Acquired            Description             brances            Land      Improvements     Acquisition    Interests
--------------------------------------------------------------------------------------------------------------------
  7/2/96    Glen Burnie/Furnace Br Rd                        1,755,000      4,150,000        135,000             0
  7/22/96   Lakewood/W Hampton                                 717,000      2,092,000         67,000             0
  8/13/96   Norcross/Holcomb Bridge Rd                         955,000      3,117,000        120,000             0
  9/5/96    Spring Valley/S Pascack rd                       1,260,000      2,966,000        243,000             0
  9/16/96   Dallas/Royal Lane                                1,008,000      2,426,000        182,000             0
  9/16/96   Colorado Springs/Tomah Drive                       731,000      1,759,000         98,000             0
  9/16/96   Lewisville/S. Stemmons                             603,000      1,451,000        129,000             0
  9/16/96   Las Vegas/Boulder Hwy.                             947,000      2,279,000        168,000             0
  9/16/96   Sarasota/S. Tamiami Trail                          584,000      1,407,000         88,000             0
  9/16/96   Willow Grove/Maryland Road                         673,000      1,620,000         65,000             0
  9/16/96   Houston/W. Montgomery Rd.                          524,000      1,261,000        128,000             0
  9/16/96   Denver/W. Hampden                                1,084,000      2,609,000        103,000             0
  9/16/96   Littleton/Southpark Way                            922,000      2,221,000        186,000             0
  9/16/96   Petaluma/Baywood Drive                             861,000      2,074,000        112,000             0
  9/16/96   Canoga Park/Sherman Way                          1,543,000      3,716,000        130,000             0
  9/16/96   Jacksonville/South Lane Ave.                       554,000      1,334,000        155,000             0
  9/16/96   Newport News/Warwick Blvd.                         575,000      1,385,000        131,000             0
  9/16/96   Greenbrook/Route 22                              1,227,000      2,954,000        213,000             0
  9/16/96   Monsey/Route 59                                  1,068,000      2,572,000        104,000             0
  9/16/96   Santa Rosa/Santa Rosa Ave.                         575,000      1,385,000         84,000             0
  9/16/96   Fort Worth/Brentwood Stair                         823,000      2,016,000        117,000             0
  9/16/96   Glendale/San Fernando Road                       2,500,000      6,124,000        100,000             0
  9/16/96   Houston/Harwin                                     549,000      1,344,000        121,000             0
  9/16/96   Irvine/Cowan Street                              1,890,000      4,631,000        190,000             0
  9/16/96   Fairfield/Dixie Highway                            427,000      1,046,000         80,000             0
  9/16/96   Mesa/Country Club Drive                            701,000      1,718,000        129,000             0
  9/16/96   San Francisco/Geary Blvd.                        2,957,000      7,244,000        173,000             0
  9/16/96   Houston/Gulf Freeway                               701,000      1,718,000      3,298,000             0
  9/16/96   Las Vegas/S. Decatur Blvd.                       1,037,000      2,539,000        113,000             0
  9/16/96   Tempe/McKellips Road                               823,000      1,972,000        191,000             0
  9/16/96   Richland Hills/Airport Fwy.                        473,000      1,158,000        122,000             0
 10/11/96   Virginia Beach/Southern Blvd                       282,000        610,000        211,000             0
 10/11/96   Chesapeake/Military Hwy                            912,000      1,974,000        335,000             0
 10/11/96   Richmond/Midlothian Park                           762,000      1,588,000        407,000             0
 10/11/96   Roanoke/Peters Creek Road                          819,000      1,776,000        210,000             0
 10/11/96   Orlando/E Oakridge Rd                              927,000      2,020,000        161,000             0
 10/11/96   Orlando/South Hwy 17-92                          1,170,000      2,549,000        166,000             0
 10/25/96   Austin/Renelli                                   1,710,000      3,990,000        186,000             0
 10/25/96   Austin/Santiago                                    900,000      2,100,000        170,000             0
 10/25/96   Dallas/East N.W. Highway                           698,000      1,628,000        138,000             0
 10/25/96   Dallas/Denton Drive                                900,000      2,100,000        124,000             0
 10/25/96   Houston/Hempstead                                  518,000      1,207,000        180,000             0
 10/25/96   Pasadena/So. Shaver                                420,000        980,000        143,000             0
 10/31/96   Houston/Joel Wheaton Rd                            465,000      1,085,000        151,000             0
 10/31/96   Mt Holly/541 Bypass                                360,000        840,000        133,000             0



                                                           Gross Carrying Amount
                                                           At December 31, 2001
   Date                                         ----------------------------------------      Accumulated
 Acquired            Description                  Land           Building         Total      Depreciation
---------------------------------------------------------------------------------------------------------
  7/2/96    Glen Burnie/Furnace Br Rd          1,754,000        4,286,000      6,040,000        974,000
  7/22/96   Lakewood/W Hampton                   715,000        2,161,000      2,876,000        484,000
  8/13/96   Norcross/Holcomb Bridge Rd           954,000        3,238,000      4,192,000        709,000
  9/5/96    Spring Valley/S Pascack rd         1,259,000        3,210,000      4,469,000        772,000
  9/16/96   Dallas/Royal Lane                  1,007,000        2,609,000      3,616,000        577,000
  9/16/96   Colorado Springs/Tomah Drive         730,000        1,858,000      2,588,000        417,000
  9/16/96   Lewisville/S. Stemmons               602,000        1,581,000      2,183,000        366,000
  9/16/96   Las Vegas/Boulder Hwy.               946,000        2,448,000      3,394,000        533,000
  9/16/96   Sarasota/S. Tamiami Trail            584,000        1,495,000      2,079,000        342,000
  9/16/96   Willow Grove/Maryland Road           672,000        1,686,000      2,358,000        372,000
  9/16/96   Houston/W. Montgomery Rd.            523,000        1,390,000      1,913,000        329,000
  9/16/96   Denver/W. Hampden                  1,083,000        2,713,000      3,796,000        587,000
  9/16/96   Littleton/Southpark Way              922,000        2,407,000      3,329,000        522,000
  9/16/96   Petaluma/Baywood Drive               861,000        2,186,000      3,047,000        479,000
  9/16/96   Canoga Park/Sherman Way            1,542,000        3,847,000      5,389,000        818,000
  9/16/96   Jacksonville/South Lane Ave.         554,000        1,489,000      2,043,000        368,000
  9/16/96   Newport News/Warwick Blvd.           575,000        1,516,000      2,091,000        343,000
  9/16/96   Greenbrook/Route 22                1,226,000        3,168,000      4,394,000        686,000
  9/16/96   Monsey/Route 59                    1,068,000        2,676,000      3,744,000        569,000
  9/16/96   Santa Rosa/Santa Rosa Ave.           575,000        1,469,000      2,044,000        319,000
  9/16/96   Fort Worth/Brentwood Stair           823,000        2,133,000      2,956,000        488,000
  9/16/96   Glendale/San Fernando Road         2,498,000        6,226,000      8,724,000      1,298,000
  9/16/96   Houston/Harwin                       548,000        1,466,000      2,014,000        346,000
  9/16/96   Irvine/Cowan Street                1,889,000        4,822,000      6,711,000      1,031,000
  9/16/96   Fairfield/Dixie Highway              427,000        1,126,000      1,553,000        244,000
  9/16/96   Mesa/Country Club Drive              701,000        1,847,000      2,548,000        405,000
  9/16/96   San Francisco/Geary Blvd.          2,956,000        7,418,000     10,374,000      1,561,000
  9/16/96   Houston/Gulf Freeway                 701,000        5,016,000      5,717,000        495,000
  9/16/96   Las Vegas/S. Decatur Blvd.         1,036,000        2,653,000      3,689,000        581,000
  9/16/96   Tempe/McKellips Road                 823,000        2,163,000      2,986,000        483,000
  9/16/96   Richland Hills/Airport Fwy.          472,000        1,281,000      1,753,000        319,000
 10/11/96   Virginia Beach/Southern Blvd         282,000          821,000      1,103,000        262,000
 10/11/96   Chesapeake/Military Hwy              911,000        2,310,000      3,221,000        603,000
 10/11/96   Richmond/Midlothian Park             762,000        1,995,000      2,757,000        614,000
 10/11/96   Roanoke/Peters Creek Road            819,000        1,986,000      2,805,000        495,000
 10/11/96   Orlando/E Oakridge Rd                926,000        2,182,000      3,108,000        510,000
 10/11/96   Orlando/South Hwy 17-92            1,169,000        2,716,000      3,885,000        622,000
 10/25/96   Austin/Renelli                     1,709,000        4,177,000      5,886,000        939,000
 10/25/96   Austin/Santiago                      899,000        2,271,000      3,170,000        530,000
 10/25/96   Dallas/East N.W. Highway             697,000        1,767,000      2,464,000        405,000
 10/25/96   Dallas/Denton Drive                  899,000        2,225,000      3,124,000        512,000
 10/25/96   Houston/Hempstead                    517,000        1,388,000      1,905,000        372,000
 10/25/96   Pasadena/So. Shaver                  420,000        1,123,000      1,543,000        269,000
 10/31/96   Houston/Joel Wheaton Rd              465,000        1,236,000      1,701,000        299,000
 10/31/96   Mt Holly/541 Bypass                  360,000          973,000      1,333,000        229,000

                                                                                                         Adjustments
                                                                                                          Resulting
                                                                                                            from
                                                                    Initial Cost             Costs           the
                                                           ---------------------------     Subsequent    Acquisition
   Date                                      Encum-                       Buildings &         to         of Minority
 Acquired            Description             brances            Land      Improvements     Acquisition    Interests
--------------------------------------------------------------------------------------------------------------------
 11/13/96   Town East/Mesquite                                 330,000        770,000        106,000             0
  12/5/96   Lake Forest/Bake Parkway                           971,000      2,173,000        567,000             0
 12/16/96   Cherry Hill/Old Cuthbert                           645,000      1,505,000        243,000             0
 12/16/96   Oklahoma City/SW 74th Exprw.                       375,000        875,000        102,000             0
 12/16/96   Oklahoma City/S Santa Fe                           360,000        840,000        127,000             0
 12/16/96   Oklahoma City/S. May                               360,000        840,000        120,000             0
 12/16/96   Arlington/S. Watson Rd.                            930,000      2,170,000        379,000             0
 12/16/96   Richardson/E. Arapaho                            1,290,000      3,010,000        209,000             0
 12/23/96   Upper Darby/Lansdowne                              899,000      2,272,000        127,000             0
 12/23/96   Plymouth Meeting /Chemical                       1,109,000      2,802,000        100,000             0
 12/23/96   Philadelphia/Byberry                             1,019,000      2,575,000        129,000             0
 12/23/96   Ft. Lauderdale/State Road                        1,199,000      3,030,000        122,000             0
 12/23/96   Englewood/Costilla                               1,739,000      4,393,000        113,000             0
 12/23/96   Lilburn/Beaver Ruin Road                           600,000      1,515,000        133,000             0
 12/23/96   Carmichael/Fair Oaks                               809,000      2,045,000        144,000             0
 12/23/96   Portland/Division Street                           989,000      2,499,000        118,000             0
 12/23/96   Napa/Industrial                                    660,000      1,666,000        125,000             0
 12/23/96   Wheatridge/W. 44th Avenue                        1,439,000      3,636,000        131,000             0
 12/23/96   Las Vegas/Charleston                             1,049,000      2,651,000        101,000             0
 12/23/96   Las Vegas/South Arvill                             929,000      2,348,000         96,000             0
 12/23/96   Los Angeles/Santa Monica                         3,328,000      8,407,000        157,000             0
 12/23/96   Warren/Schoenherr Rd.                              749,000      1,894,000        131,000             0
 12/23/96   Portland/N.E. 71st Avenue                          869,000      2,196,000        152,000             0
 12/23/96   Seattle/Pacific Hwy. South                         689,000      1,742,000        167,000             0
 12/23/96   Broadview/S. 25th Avenue                         1,289,000      3,257,000        165,000             0
 12/23/96   Winter Springs/W. St. Rte 434                      689,000      1,742,000         96,000             0
 12/23/96   Tampa/15th Street                                  420,000      1,060,000        171,000             0
 12/23/96   Pompano Beach/S. Dixie Hwy.                        930,000      2,292,000        203,000             0
 12/23/96   Overland Park/Mastin                               990,000      2,440,000      2,696,000             0
 12/23/96   Auburn/R Street                                    690,000      1,700,000        131,000             0
 12/23/96   Federal Heights/W. 48th Ave.                       720,000      1,774,000         70,000             0
 12/23/96   Decatur/Covington                                  930,000      2,292,000        144,000             0
 12/23/96   Forest Park/Jonesboro Rd.                          540,000      1,331,000        137,000             0
 12/23/96   Mangonia Park/Australian Ave.                      840,000      2,070,000        114,000             0
 12/23/96   Whittier/Colima                                    540,000      1,331,000         77,000             0
 12/23/96   Kent/Pacific Hwy South                             930,000      2,292,000        134,000             0
 12/23/96   Topeka/8th Street                                  150,000        370,000        111,000             0
 12/23/96   Denver East Evans                                1,740,000      4,288,000        140,000             0
 12/23/96   Pittsburgh/California Ave.                         630,000      1,552,000        100,000             0
 12/23/96   Ft. Lauderdale/Powerline                           660,000      1,626,000        244,000             0
 12/23/96   Philadelphia/Oxford                                900,000      2,218,000        104,000             0
 12/23/96   Dallas/Lemmon Ave.                               1,710,000      4,214,000        128,000             0
 12/23/96   Alsip/115th Street                                 750,000      1,848,000      1,878,000             0
 12/23/96   Green Acres/Jog Road                               600,000      1,479,000        121,000             0
 12/23/96   Pompano Beach/Sample Road                        1,320,000      3,253,000        117,000             0

                                                           Gross Carrying Amount
                                                           At December 31, 2001
   Date                                         ----------------------------------------      Accumulated
 Acquired            Description                  Land           Building         Total      Depreciation
---------------------------------------------------------------------------------------------------------
 11/13/96   Town East/Mesquite                   330,000          876,000      1,206,000        212,000
  12/5/96   Lake Forest/Bake Parkway             972,000        2,739,000      3,711,000        487,000
 12/16/96   Cherry Hill/Old Cuthbert             645,000        1,748,000      2,393,000        411,000
 12/16/96   Oklahoma City/SW 74th Exprw.         375,000          977,000      1,352,000        234,000
 12/16/96   Oklahoma City/S Santa Fe             360,000          967,000      1,327,000        239,000
 12/16/96   Oklahoma City/S. May                 360,000          960,000      1,320,000        239,000
 12/16/96   Arlington/S. Watson Rd.              929,000        2,550,000      3,479,000        634,000
 12/16/96   Richardson/E. Arapaho              1,289,000        3,220,000      4,509,000        705,000
 12/23/96   Upper Darby/Lansdowne                899,000        2,399,000      3,298,000        513,000
 12/23/96   Plymouth Meeting /Chemical         1,109,000        2,902,000      4,011,000        249,000
 12/23/96   Philadelphia/Byberry               1,019,000        2,704,000      3,723,000        581,000
 12/23/96   Ft. Lauderdale/State Road          1,198,000        3,153,000      4,351,000        679,000
 12/23/96   Englewood/Costilla                 1,738,000        4,507,000      6,245,000        926,000
 12/23/96   Lilburn/Beaver Ruin Road             599,000        1,649,000      2,248,000        353,000
 12/23/96   Carmichael/Fair Oaks                 809,000        2,189,000      2,998,000        479,000
 12/23/96   Portland/Division Street             989,000        2,617,000      3,606,000        561,000
 12/23/96   Napa/Industrial                      659,000        1,792,000      2,451,000        403,000
 12/23/96   Wheatridge/W. 44th Avenue          1,438,000        3,768,000      5,206,000        774,000
 12/23/96   Las Vegas/Charleston               1,049,000        2,752,000      3,801,000        577,000
 12/23/96   Las Vegas/South Arvill               929,000        2,444,000      3,373,000        519,000
 12/23/96   Los Angeles/Santa Monica           3,326,000        8,566,000     11,892,000      1,769,000
 12/23/96   Warren/Schoenherr Rd.                749,000        2,025,000      2,774,000        438,000
 12/23/96   Portland/N.E. 71st Avenue            869,000        2,348,000      3,217,000        527,000
 12/23/96   Seattle/Pacific Hwy. South           689,000        1,909,000      2,598,000        431,000
 12/23/96   Broadview/S. 25th Avenue           1,288,000        3,423,000      4,711,000        727,000
 12/23/96   Winter Springs/W. St. Rte 434        689,000        1,838,000      2,527,000        406,000
 12/23/96   Tampa/15th Street                    419,000        1,232,000      1,651,000        299,000
 12/23/96   Pompano Beach/S. Dixie Hwy.          929,000        2,496,000      3,425,000        583,000
 12/23/96   Overland Park/Mastin               1,305,000        4,821,000      6,126,000        557,000
 12/23/96   Auburn/R Street                      690,000        1,831,000      2,521,000        418,000
 12/23/96   Federal Heights/W. 48th Ave.         720,000        1,844,000      2,564,000        384,000
 12/23/96   Decatur/Covington                    929,000        2,437,000      3,366,000        517,000
 12/23/96   Forest Park/Jonesboro Rd.            540,000        1,468,000      2,008,000        344,000
 12/23/96   Mangonia Park/Australian Ave.        839,000        2,185,000      3,024,000        478,000
 12/23/96   Whittier/Colima                      540,000        1,408,000      1,948,000        314,000
 12/23/96   Kent/Pacific Hwy South               929,000        2,427,000      3,356,000        534,000
 12/23/96   Topeka/8th Street                    150,000          481,000        631,000        136,000
 12/23/96   Denver East Evans                  1,739,000        4,429,000      6,168,000        933,000
 12/23/96   Pittsburgh/California Ave.           630,000        1,652,000      2,282,000        373,000
 12/23/96   Ft. Lauderdale/Powerline             660,000        1,870,000      2,530,000        434,000
 12/23/96   Philadelphia/Oxford                  899,000        2,323,000      3,222,000        497,000
 12/23/96   Dallas/Lemmon Ave.                 1,709,000        4,343,000      6,052,000        916,000
 12/23/96   Alsip/115th Street                   750,000        3,726,000      4,476,000        522,000
 12/23/96   Green Acres/Jog Road                 600,000        1,600,000      2,200,000        353,000
 12/23/96   Pompano Beach/Sample Road          1,319,000        3,371,000      4,690,000        725,000

                                                                                                         Adjustments
                                                                                                          Resulting
                                                                                                            from
                                                                    Initial Cost             Costs           the
                                                           ---------------------------     Subsequent    Acquisition
   Date                                      Encum-                       Buildings &         to         of Minority
 Acquired            Description             brances            Land      Improvements     Acquisition    Interests
--------------------------------------------------------------------------------------------------------------------
 12/23/96   Wyndmoor/Ivy Hill                                2,160,000      5,323,000        165,000             0
 12/23/96   W. Palm Beach/Belvedere                            960,000      2,366,000        129,000             0
 12/23/96   Renton  174th St.                                  960,000      2,366,000        189,000             0
 12/23/96   Sacramento/Northgate                             1,021,000      2,647,000        126,000             0
 12/23/96   Phoenix/19th Avenue                                991,000      2,569,000        150,000             0
 12/23/96   Bedford Park/Cicero                              1,321,000      3,426,000        194,000             0
 12/23/96   Lake Worth/Lk Worth                              1,111,000      2,880,000        157,000             0
 12/23/96   Arlington/Algonquin                                991,000      2,569,000        235,000             0
 12/23/96   Seattle/15th Avenue NE                             781,000      2,024,000        137,000             0
 12/23/96   Southington/Spring                                 811,000      2,102,000        119,000             0
 12/23/96   Clifton/Broad Street                             1,411,000      3,659,000        123,000             0
 12/23/96   Hillside/Glenwood                                  563,000      4,051,000        212,000             0
 12/30/96   Concorde/Treat                                   1,396,000      3,258,000        109,000             0
 12/30/96   Virginia Beach                                     535,000      1,248,000        100,000             0
 12/30/96   San Mateo                                        2,408,000      5,619,000        132,000             0
  1/22/97   Austin, 1033 E. 41 Street                          257,000      3,633,000         48,000             0
  4/12/97   Annandale/Backlick                                 955,000      2,229,000        302,000             0
  4/12/97   Ft. Worth/West Freeway                             667,000      1,556,000        239,000             0
  4/12/97   Campbell/S. Curtner                              2,550,000      5,950,000        682,000             0
  4/12/97   Aurora/S. Idalia                                 1,002,000      2,338,000        331,000             0
  4/12/97   Santa Cruz/Capitola                              1,037,000      2,420,000        298,000             0
  4/12/97   Indianapolis/Lafayette Road                        682,000      1,590,000        264,000             0
  4/12/97   Indianapolis/Route 31                              619,000      1,444,000        239,000             0
  4/12/97   Farmingdale/Broad Hollow Rd.                     1,568,000      3,658,000        538,000             0
  4/12/97   Tyson's Corner/Springhill Rd.                    3,861,000      9,010,000      1,185,000             0
  4/12/97   Fountain Valley/Newhope                          1,137,000      2,653,000        305,000             0
  4/12/97   Dallas/Winsted                                   1,375,000      3,209,000        451,000             0
  4/12/97   Columbia/Broad River Rd.                           121,000        282,000        134,000             0
  4/12/97   Livermore/S. Front Road                            876,000      2,044,000        183,000             0
  4/12/97   Garland/Plano                                      889,000      2,073,000        211,000             0
  4/12/97   San Jose/Story Road                              1,352,000      3,156,000        327,000             0
  4/12/97   Aurora/Abilene                                   1,406,000      3,280,000        323,000             0
  4/12/97   Antioch/Sunset Drive                             1,035,000      2,416,000        211,000             0
  4/12/97   Rancho Cordova/Sunrise                           1,048,000      2,445,000        318,000             0
  4/12/97   Berlin/Wilbur Cross                                756,000      1,764,000        222,000             0
  4/12/97   Whittier/Whittier Blvd.                            648,000      1,513,000        131,000             0
  4/12/97   Peabody/Newbury Street                           1,159,000      2,704,000        289,000             0
  4/12/97   Denver/Blake                                       602,000      1,405,000        147,000             0
  4/12/97   Evansville/Green River Road                        470,000      1,096,000        142,000             0
  4/12/97   Burien/First Ave. So.                              792,000      1,847,000        204,000             0
  4/12/97   Rancho Cordova/Mather Field                        494,000      1,153,000        149,000             0
  4/12/97   Sugar Land/Eldridge                                705,000      1,644,000        191,000             0
  4/12/97   Columbus/Eastland Drive                            602,000      1,405,000        194,000             0
  4/12/97   Slickerville/Black Horse Pike                      539,000      1,258,000        182,000             0
  4/12/97   Seattle/Aurora                                   1,145,000      2,671,000        243,000             0

                                                           Gross Carrying Amount
                                                           At December 31, 2001
   Date                                         ----------------------------------------      Accumulated
 Acquired            Description                  Land           Building         Total      Depreciation
---------------------------------------------------------------------------------------------------------
 12/23/96   Wyndmoor/Ivy Hill                  2,159,000        5,489,000      7,648,000      1,136,000
 12/23/96   W. Palm Beach/Belvedere              959,000        2,496,000      3,455,000        547,000
 12/23/96   Renton  174th St.                    959,000        2,556,000      3,515,000        548,000
 12/23/96   Sacramento/Northgate               1,020,000        2,774,000      3,794,000        598,000
 12/23/96   Phoenix/19th Avenue                  990,000        2,720,000      3,710,000        566,000
 12/23/96   Bedford Park/Cicero                1,320,000        3,621,000      4,941,000        773,000
 12/23/96   Lake Worth/Lk Worth                1,110,000        3,038,000      4,148,000        649,000
 12/23/96   Arlington/Algonquin                  990,000        2,805,000      3,795,000        629,000
 12/23/96   Seattle/15th Avenue NE               780,000        2,162,000      2,942,000        467,000
 12/23/96   Southington/Spring                   810,000        2,222,000      3,032,000        487,000
 12/23/96   Clifton/Broad Street               1,410,000        3,783,000      5,193,000        782,000
 12/23/96   Hillside/Glenwood                    563,000        4,263,000      4,826,000        930,000
 12/30/96   Concorde/Treat                     1,395,000        3,368,000      4,763,000        709,000
 12/30/96   Virginia Beach                       535,000        1,348,000      1,883,000        302,000
 12/30/96   San Mateo                          2,407,000        5,752,000      8,159,000      1,181,000
  1/22/97   Austin, 1033 E. 41 Street            257,000        3,681,000      3,938,000        713,000
  4/12/97   Annandale/Backlick                   955,000        2,531,000      3,486,000        498,000
  4/12/97   Ft. Worth/West Freeway               667,000        1,795,000      2,462,000        369,000
  4/12/97   Campbell/S. Curtner                2,548,000        6,634,000      9,182,000      1,258,000
  4/12/97   Aurora/S. Idalia                   1,001,000        2,670,000      3,671,000        518,000
  4/12/97   Santa Cruz/Capitola                1,037,000        2,718,000      3,755,000        529,000
  4/12/97   Indianapolis/Lafayette Road          681,000        1,855,000      2,536,000        388,000
  4/12/97   Indianapolis/Route 31                618,000        1,684,000      2,302,000        353,000
  4/12/97   Farmingdale/Broad Hollow Rd.       1,567,000        4,197,000      5,764,000        843,000
  4/12/97   Tyson's Corner/Springhill Rd.      3,859,000       10,197,000     14,056,000      1,958,000
  4/12/97   Fountain Valley/Newhope            1,136,000        2,959,000      4,095,000        569,000
  4/12/97   Dallas/Winsted                     1,374,000        3,661,000      5,035,000        731,000
  4/12/97   Columbia/Broad River Rd.             121,000          416,000        537,000        125,000
  4/12/97   Livermore/S. Front Road              876,000        2,227,000      3,103,000        434,000
  4/12/97   Garland/Plano                        888,000        2,285,000      3,173,000        460,000
  4/12/97   San Jose/Story Road                1,352,000        3,483,000      4,835,000        684,000
  4/12/97   Aurora/Abilene                     1,405,000        3,604,000      5,009,000        701,000
  4/12/97   Antioch/Sunset Drive               1,035,000        2,627,000      3,662,000        512,000
  4/12/97   Rancho Cordova/Sunrise             1,047,000        2,764,000      3,811,000        552,000
  4/12/97   Berlin/Wilbur Cross                  755,000        1,987,000      2,742,000        416,000
  4/12/97   Whittier/Whittier Blvd.              648,000        1,644,000      2,292,000        322,000
  4/12/97   Peabody/Newbury Street             1,158,000        2,994,000      4,152,000        589,000
  4/12/97   Denver/Blake                         602,000        1,552,000      2,154,000        312,000
  4/12/97   Evansville/Green River Road          469,000        1,239,000      1,708,000        259,000
  4/12/97   Burien/First Ave. So.                791,000        2,052,000      2,843,000        413,000
  4/12/97   Rancho Cordova/Mather Field          494,000        1,302,000      1,796,000        279,000
  4/12/97   Sugar Land/Eldridge                  704,000        1,836,000      2,540,000        380,000
  4/12/97   Columbus/Eastland Drive              602,000        1,599,000      2,201,000        335,000
  4/12/97   Slickerville/Black Horse Pike        539,000        1,440,000      1,979,000        302,000
  4/12/97   Seattle/Aurora                     1,144,000        2,915,000      4,059,000        571,000

                                                                                                         Adjustments
                                                                                                          Resulting
                                                                                                            from
                                                                    Initial Cost             Costs           the
                                                           ---------------------------     Subsequent    Acquisition
   Date                                      Encum-                       Buildings &         to         of Minority
 Acquired            Description             brances            Land      Improvements     Acquisition    Interests
--------------------------------------------------------------------------------------------------------------------
  4/12/97   Gaithersburg/Christopher Ave.                      972,000      2,268,000        252,000             0
  4/12/97   Manchester/Tolland Turnpike                        807,000      1,883,000        200,000             0
  6/25/97   Kirkland-Totem                                   2,131,000      4,972,000        153,000             0
  6/25/97   Idianapolis                                        471,000      1,098,000         61,000             0
  6/25/97   Dallas                                             699,000      1,631,000         50,000             0
  6/25/97   Atlanta                                          1,183,000      2,761,000         74,000             0
  6/25/97   Bensalem                                         1,159,000      2,705,000         42,000             0
  6/25/97   Evansville                                         429,000      1,000,000         48,000             0
  6/25/97   Austin                                             813,000      1,897,000         39,000             0
  6/25/97   Harbor City                                      1,244,000      2,904,000        121,000             0
  6/25/97   Birmingham                                         539,000      1,258,000         64,000             0
  6/25/97   Sacramento                                         489,000      1,396,000      (210,000)             0
  6/25/97   Carrollton                                         441,000      1,029,000         29,000             0
  6/25/97   La Habra                                           822,000      1,918,000         42,000             0
  6/25/97   Lombard                                          1,527,000      3,564,000      1,719,000             0
  6/25/97   Fairfield                                          740,000      1,727,000         14,000             0
  6/25/97   Seattle                                          1,498,000      3,494,000        232,000             0
  6/25/97   Bellevue                                         1,653,000      3,858,000         68,000             0
  6/25/97   Citrus Heights                                     642,000      1,244,000        473,000             0
  6/25/97   San Jose                                         1,273,000      2,971,000          9,000             0
  6/25/97   Stanton                                            948,000      2,212,000         39,000             0
  6/25/97   Garland                                            486,000      1,135,000         47,000             0
  6/25/97   Westford                                           857,000      1,999,000         56,000             0
  6/25/97   Dallas                                           1,627,000      3,797,000        599,000             0
  6/25/97   Wheat Ridge                                      1,054,000      2,459,000        298,000             0
  6/25/97   Berlin                                             825,000      1,925,000        235,000             0
  6/25/97   Gretna                                           1,069,000      2,494,000        391,000             0
  6/25/97   Spring                                             461,000      1,077,000        168,000             0
  6/25/97   Sacramento                                         592,000      1,380,000        868,000             0
  6/25/97   Houston/South Dairyashford                         856,000      1,997,000        269,000             0
  6/25/97   Naperville                                       1,108,000      2,585,000        328,000             0
  6/25/97   Carrollton                                       1,158,000      2,702,000        424,000             0
  6/25/97   Waipahu                                          1,620,000      3,780,000        515,000             0
  6/25/97   Davis                                              628,000      1,465,000        210,000             0
  6/25/97   Decatur                                            951,000      2,220,000        347,000             0
  6/25/97   Jacksonville                                       653,000      1,525,000        270,000             0
  6/25/97   Chicoppe                                           663,000      1,546,000        291,000             0
  6/25/97   Alexandria                                       1,533,000      3,576,000        444,000             0
  6/25/97   Houston/Veterans Memorial Dr.                      458,000      1,070,000        166,000             0
  6/25/97   Los Angeles/Olympic                              4,392,000     10,247,000      1,233,000             0
  6/25/97   Littleton                                        1,340,000      3,126,000        416,000             0
  6/25/97   Metairie                                         1,229,000      2,868,000        408,000             0
  6/25/97   Louisville                                         717,000      1,672,000        263,000             0
  6/25/97   East Hazel Crest                                   753,000      1,757,000        266,000             0
  6/25/97   Edmonds                                          1,187,000      2,770,000        392,000             0

                                                           Gross Carrying Amount
                                                           At December 31, 2001
   Date                                         ----------------------------------------      Accumulated
 Acquired            Description                  Land           Building         Total      Depreciation
---------------------------------------------------------------------------------------------------------
  4/12/97   Gaithersburg/Christopher Ave.        972,000        2,520,000      3,492,000        503,000
  4/12/97   Manchester/Tolland Turnpike          807,000        2,083,000      2,890,000        418,000
  6/25/97   Kirkland-Totem                     2,129,000        5,127,000      7,256,000        999,000
  6/25/97   Idianapolis                          470,000        1,160,000      1,630,000        235,000
  6/25/97   Dallas                               699,000        1,681,000      2,380,000        337,000
  6/25/97   Atlanta                            1,182,000        2,836,000      4,018,000        545,000
  6/25/97   Bensalem                           1,159,000        2,747,000      3,906,000        520,000
  6/25/97   Evansville                           428,000        1,049,000      1,477,000        207,000
  6/25/97   Austin                               812,000        1,937,000      2,749,000        372,000
  6/25/97   Harbor City                        1,244,000        3,025,000      4,269,000        615,000
  6/25/97   Birmingham                           539,000        1,322,000      1,861,000        264,000
  6/25/97   Sacramento                           489,000        1,186,000      1,675,000        229,000
  6/25/97   Carrollton                           441,000        1,058,000      1,499,000        208,000
  6/25/97   La Habra                             822,000        1,960,000      2,782,000        381,000
  6/25/97   Lombard                            2,046,000        4,764,000      6,810,000        825,000
  6/25/97   Fairfield                            740,000        1,741,000      2,481,000        335,000
  6/25/97   Seattle                            1,497,000        3,727,000      5,224,000        807,000
  6/25/97   Bellevue                           1,652,000        3,927,000      5,579,000        759,000
  6/25/97   Citrus Heights                       642,000        1,717,000      2,359,000        339,000
  6/25/97   San Jose                           1,272,000        2,981,000      4,253,000        555,000
  6/25/97   Stanton                              947,000        2,252,000      3,199,000        417,000
  6/25/97   Garland                              486,000        1,182,000      1,668,000        235,000
  6/25/97   Westford                             856,000        2,056,000      2,912,000        400,000
  6/25/97   Dallas                             1,626,000        4,397,000      6,023,000        837,000
  6/25/97   Wheat Ridge                        1,053,000        2,758,000      3,811,000        515,000
  6/25/97   Berlin                               825,000        2,160,000      2,985,000        399,000
  6/25/97   Gretna                             1,068,000        2,886,000      3,954,000        558,000
  6/25/97   Spring                               461,000        1,245,000      1,706,000        246,000
  6/25/97   Sacramento                           720,000        2,120,000      2,840,000        369,000
  6/25/97   Houston/South Dairyashford           855,000        2,267,000      3,122,000        439,000
  6/25/97   Naperville                         1,107,000        2,914,000      4,021,000        548,000
  6/25/97   Carrollton                         1,157,000        3,127,000      4,284,000        610,000
  6/25/97   Waipahu                            1,619,000        4,296,000      5,915,000        813,000
  6/25/97   Davis                                627,000        1,676,000      2,303,000        326,000
  6/25/97   Decatur                              951,000        2,567,000      3,518,000        483,000
  6/25/97   Jacksonville                         653,000        1,795,000      2,448,000        362,000
  6/25/97   Chicoppe                             662,000        1,838,000      2,500,000        374,000
  6/25/97   Alexandria                         1,532,000        4,021,000      5,553,000        744,000
  6/25/97   Houston/Veterans Memorial Dr.        458,000        1,236,000      1,694,000        242,000
  6/25/97   Los Angeles/Olympic                4,389,000       11,483,000     15,872,000      2,129,000
  6/25/97   Littleton                          1,339,000        3,543,000      4,882,000        673,000
  6/25/97   Metairie                           1,229,000        3,276,000      4,505,000        639,000
  6/25/97   Louisville                           716,000        1,936,000      2,652,000        372,000
  6/25/97   East Hazel Crest                     752,000        2,024,000      2,776,000        388,000
  6/25/97   Edmonds                            1,186,000        3,163,000      4,349,000        601,000

                                                                                                         Adjustments
                                                                                                          Resulting
                                                                                                            from
                                                                    Initial Cost             Costs           the
                                                           ---------------------------     Subsequent    Acquisition
   Date                                      Encum-                       Buildings &         to         of Minority
 Acquired            Description             brances            Land      Improvements     Acquisition    Interests
--------------------------------------------------------------------------------------------------------------------
  6/25/97   Foster City                                      1,064,000      2,483,000        316,000             0
  6/25/97   Chicago                                          1,160,000      2,708,000        417,000             0
  6/25/97   Philadelphia                                       924,000      2,155,000        308,000             0
  6/25/97   Dallas/Vilbig Rd.                                  508,000      1,184,000        202,000             0
  6/25/97   Staten Island                                    1,676,000      3,910,000        541,000             0
  6/25/97   Pelham Manor                                     1,209,000      2,820,000        483,000             0
  6/25/97   Irving                                             469,000      1,093,000        187,000             0
  6/25/97   Elk Grove                                          642,000      1,497,000        235,000             0
  6/25/97   LAX                                              1,312,000      3,062,000        474,000             0
  6/25/97   Denver                                           1,316,000      3,071,000        452,000             0
  6/25/97   Plano                                            1,369,000      3,193,000        401,000             0
  6/25/97   Lynnwood                                           839,000      1,959,000        334,000             0
  6/25/97   Lilburn                                            507,000      1,182,000        315,000             0
  6/25/97   Parma                                              881,000      2,055,000        441,000             0
  6/25/97   Davie                                            1,086,000      2,533,000        572,000             0
  6/25/97   Allen Park                                         953,000      2,223,000        486,000             0
  6/25/97   Aurora                                             808,000      1,886,000        385,000             0
  6/25/97   San Diego/16th Street                              932,000      2,175,000        569,000             0
  6/25/97   Sterling Heights                                   766,000      1,787,000        405,000             0
  6/25/97   East L.A./Boyle Heights                            957,000      2,232,000        472,000             0
  6/25/97   Springfield/Alban Station                        1,317,000      3,074,000        630,000             0
  6/25/97   Littleton                                          868,000      2,026,000        421,000             0
  6/25/97   Sacramento/57th Street                             869,000      2,029,000        458,000             0
  6/25/97   Miami                                            1,762,000      4,111,000        811,000             0
  8/13/97   Santa Monica/Wilshire Blvd.                      2,040,000      4,760,000        254,000             0
  11/2/97   Lansing, IL                                        758,000      1,768,000        114,000             0
  11/7/97   Phoenix, AZ                                      1,197,000      2,793,000        104,000             0
 11/13/97   Tinley Park, IL                                  1,422,000      3,319,000         40,000             0
  3/17/98   Houston/De Soto Dr.                                659,000      1,537,000         55,000             0
  3/17/98   Houston/East Freeway                               593,000      1,384,000        119,000             0
  3/17/98   Austin/Ben White Bl                                692,000      1,614,000         69,000             0
  3/17/98   Arlington/E.Pioneer                                922,000      2,152,000         74,000             0
  3/17/98   Las Vegas/Tropicana                              1,285,000      2,998,000        100,000             0
  3/17/98   Branford/Summit Place                              728,000      1,698,000         84,000             0
  3/17/98   Las Vegas/Charleston                               791,000      1,845,000         66,000             0
  3/17/98   So. San Francisco                                1,550,000      3,617,000         71,000             0
  3/17/98   Pasadena/Arroyo Prkwy                            3,005,000      7,012,000        118,000             0
  3/17/98   Tempe/E. Broadway                                  633,000      1,476,000         96,000             0
  3/17/98   Phoenix/N. 43rd Ave                                443,000      1,033,000        114,000             0
  3/17/98   Phoenix/No. 43rd                                   380,000        886,000        137,000             0
  3/17/98   Phoenix/Black Canyon                               380,000        886,000        109,000             0
  3/17/98   Phoenix/Black Canyon                               136,000        317,000        140,000             0
  3/17/98   Nesconset/Southern                               1,423,000      3,321,000         76,000             0
  5/1/98    Berkeley/2nd St.                                 1,914,000      4,466,000      (160,000)             0
  5/20/98   Boynton Beach/S. C.                              1,299,000      3,034,000        109,000             0

                                                                         Gross Carrying Amount
                                                                         At December 31, 2001
   Date                                      Encum-           ----------------------------------------      Accumulated
 Acquired            Description             brances            Land           Building         Total      Depreciation
-----------------------------------------------------------------------------------------------------------------------
  6/25/97   Foster City                                      1,064,000        2,799,000      3,863,000        520,000
  6/25/97   Chicago                                          1,160,000        3,125,000      4,285,000        592,000
  6/25/97   Philadelphia                                       923,000        2,464,000      3,387,000        460,000
  6/25/97   Dallas/Vilbig Rd.                                  507,000        1,387,000      1,894,000        279,000
  6/25/97   Staten Island                                    1,675,000        4,452,000      6,127,000        830,000
  6/25/97   Pelham Manor                                     1,208,000        3,304,000      4,512,000        608,000
  6/25/97   Irving                                             468,000        1,281,000      1,749,000        262,000
  6/25/97   Elk Grove                                          641,000        1,733,000      2,374,000        330,000
  6/25/97   LAX                                              1,311,000        3,537,000      4,848,000        678,000
  6/25/97   Denver                                           1,315,000        3,524,000      4,839,000        663,000
  6/25/97   Plano                                            1,368,000        3,595,000      4,963,000        665,000
  6/25/97   Lynnwood                                           839,000        2,293,000      3,132,000        442,000
  6/25/97   Lilburn                                            506,000        1,498,000      2,004,000        295,000
  6/25/97   Parma                                              880,000        2,497,000      3,377,000        471,000
  6/25/97   Davie                                            1,085,000        3,106,000      4,191,000        608,000
  6/25/97   Allen Park                                         952,000        2,710,000      3,662,000        508,000
  6/25/97   Aurora                                             808,000        2,271,000      3,079,000        420,000
  6/25/97   San Diego/16th Street                              932,000        2,744,000      3,676,000        544,000
  6/25/97   Sterling Heights                                   765,000        2,193,000      2,958,000        414,000
  6/25/97   East L.A./Boyle Heights                            956,000        2,705,000      3,661,000        506,000
  6/25/97   Springfield/Alban Station                        1,317,000        3,704,000      5,021,000        694,000
  6/25/97   Littleton                                          868,000        2,447,000      3,315,000        450,000
  6/25/97   Sacramento/57th Street                             869,000        2,487,000      3,356,000        476,000
  6/25/97   Miami                                            1,761,000        4,923,000      6,684,000        923,000
  8/13/97   Santa Monica/Wilshire Blvd.                      2,039,000        5,015,000      7,054,000        979,000
  11/2/97   Lansing, IL                                        757,000        1,883,000      2,640,000        365,000
  11/7/97   Phoenix, AZ                                      1,196,000        2,898,000      4,094,000        528,000
 11/13/97   Tinley Park, IL                                  1,421,000        3,360,000      4,781,000        563,000
  3/17/98   Houston/De Soto Dr.                                659,000        1,592,000      2,251,000        259,000
  3/17/98   Houston/East Freeway                               593,000        1,503,000      2,096,000        255,000
  3/17/98   Austin/Ben White Bl                                691,000        1,684,000      2,375,000        269,000
  3/17/98   Arlington/E.Pioneer                                922,000        2,226,000      3,148,000        355,000
  3/17/98   Las Vegas/Tropicana                              1,284,000        3,099,000      4,383,000        482,000
  3/17/98   Branford/Summit Place                              727,000        1,783,000      2,510,000        293,000
  3/17/98   Las Vegas/Charleston                               790,000        1,912,000      2,702,000        307,000
  3/17/98   So. San Francisco                                1,549,000        3,689,000      5,238,000        571,000
  3/17/98   Pasadena/Arroyo Prkwy                            3,003,000        7,132,000     10,135,000      1,080,000
  3/17/98   Tempe/E. Broadway                                  632,000        1,573,000      2,205,000        249,000
  3/17/98   Phoenix/N. 43rd Ave                                443,000        1,147,000      1,590,000        195,000
  3/17/98   Phoenix/No. 43rd                                   379,000        1,024,000      1,403,000        152,000
  3/17/98   Phoenix/Black Canyon                               379,000          996,000      1,375,000        168,000
  3/17/98   Phoenix/Black Canyon                               136,000          457,000        593,000         80,000
  3/17/98   Nesconset/Southern                               1,423,000        3,397,000      4,820,000        525,000
  5/1/98    Berkeley/2nd St.                                 1,836,000        4,384,000      6,220,000        669,000
  5/20/98   Boynton Beach/S. C.                              1,298,000        3,144,000      4,442,000        478,000

                                                                                                         Adjustments
                                                                                                          Resulting
                                                                                                            from
                                                                    Initial Cost             Costs           the
                                                           ---------------------------     Subsequent    Acquisition
   Date                                      Encum-                       Buildings &         to         of Minority
 Acquired            Description             brances            Land      Improvements     Acquisition    Interests
--------------------------------------------------------------------------------------------------------------------
  5/8/98    Cleveland/W. 117th                                 930,000      2,277,000        152,000             0
  5/8/98    La/Venice Blvd                                   1,470,000      3,599,000         65,000             0
  5/8/98    Aurora/Farnsworth                                  960,000      2,350,000         67,000             0
  5/8/98    Santa Rosa/Hopper                                1,020,000      2,497,000         70,000             0
  5/8/98    Golden Valley/Winn                                 630,000      1,542,000         65,000             0
  5/8/98    St. Louis/Benham                                   810,000      1,983,000        117,000             0
  5/8/98    Chicago/S. Chicago                                 840,000      2,057,000         32,000             0
  4/1/98    Patchogue/W.Sunrise                                936,000      2,184,000         85,000             0
  4/1/98    Havertown/West Chester                           1,254,000      2,926,000         59,000             0
  4/1/98    Schiller Park/River                                568,000      1,390,000         41,000             0
  4/1/98    Chicago/Cuyler                                   1,400,000      2,695,000         70,000             0
  4/1/98    Chicago Heights/West                               468,000      1,804,000         49,000             0
  4/1/98    Arlington Hts/University                           670,000      3,004,000         76,000             0
  4/1/98    Cicero/Ogden                                     1,678,000      2,266,000        264,000             0
  4/1/98    Chicago/W. Howard St.                              974,000      2,875,000        111,000             0
  4/1/98    Chicago/N. Western Ave                           1,453,000      3,205,000        104,000             0
  4/1/98    Chicago/Northwest Hwy                              925,000      2,412,000         54,000             0
  4/1/98    Chicago/N. Wells St.                             1,446,000      2,828,000         79,000             0
  4/1/98    Chicago/Pulaski Rd.                              1,276,000      2,858,000         45,000             0
  4/1/98    Artesia/Artesia                                    625,000      1,419,000         78,000             0
  4/1/98    Arcadia/Lower Azusa                                821,000      1,369,000         50,000             0
  4/1/98    Manassas/Centreville                               405,000      2,137,000        148,000             0
  4/1/98    La Downtwn/10 Fwy                                1,608,000      3,358,000        121,000             0
  4/1/98    Bellevue/Northup                                 1,232,000      3,306,000        214,000             0
  4/1/98    Hollywood/Cole & Wilshire                        1,590,000      1,785,000         57,000             0
  4/1/98    Atlanta/John Wesley                              1,233,000      1,665,000        152,000             0
  4/1/98    Montebello/S. Maple                              1,274,000      2,299,000         55,000             0
  4/1/98    Lake City/Forest Park                              248,000      1,445,000         74,000             0
  4/1/98    Baltimore/W. Patap                                 403,000      2,650,000        108,000             0
  4/1/98    Fraser/Groesbeck Hwy                               368,000      1,796,000         48,000             0
  4/1/98    Vallejo/Mini Drive                                 560,000      1,803,000         50,000             0
  4/1/98    San Diego/54th & Euclid                            952,000      2,550,000         70,000             0
  4/1/98    Miami/5th Street                                 2,327,000      3,234,000         94,000             0
  4/1/98    Silver Spring/Hill                                 922,000      2,080,000        114,000             0
  4/1/98    Chicago/E. 95th St.                                397,000      2,357,000         69,000             0
  4/1/98    Chicago/S. Harlem                                  791,000      1,424,000         61,000             0
  4/1/98    St. Charles /Highway                               623,000      1,501,000         80,000             0
  4/1/98    Chicago/Burr Ridge Rd.                             421,000      2,165,000         53,000             0
  4/1/98    St. Louis/Hwy. 141                                       0              0              0             0
  4/1/98    Island Park/Austin                                       0              0              0             0
  4/1/98    Yonkers/Route 9a                                 1,722,000      3,823,000        106,000             0
  4/1/98    Silverlake/Glendale                              2,314,000      5,481,000        106,000             0
  4/1/98    Chicago/Harlem Ave                               1,430,000      3,038,000         91,000             0
  4/1/98    Bethesda/Butler Rd                               1,146,000      2,509,000         61,000             0
  4/1/98    Dundalk/Wise Ave                                   447,000      2,005,000         59,000             0



                                                           Gross Carrying Amount
                                                           At December 31, 2001
   Date                                         ----------------------------------------      Accumulated
 Acquired            Description                  Land           Building         Total      Depreciation
---------------------------------------------------------------------------------------------------------
  5/8/98    Cleveland/W. 117th                   929,000        2,430,000      3,359,000        376,000
  5/8/98    La/Venice Blvd                     1,469,000        3,665,000      5,134,000        528,000
  5/8/98    Aurora/Farnsworth                    959,000        2,418,000      3,377,000        353,000
  5/8/98    Santa Rosa/Hopper                  1,019,000        2,568,000      3,587,000        378,000
  5/8/98    Golden Valley/Winn                   630,000        1,607,000      2,237,000        253,000
  5/8/98    St. Louis/Benham                     810,000        2,100,000      2,910,000        321,000
  5/8/98    Chicago/S. Chicago                   839,000        2,090,000      2,929,000        304,000
  4/1/98    Patchogue/W.Sunrise                  936,000        2,269,000      3,205,000        372,000
  4/1/98    Havertown/West Chester             1,248,000        2,991,000      4,239,000        479,000
  4/1/98    Schiller Park/River                  568,000        1,431,000      1,999,000        243,000
  4/1/98    Chicago/Cuyler                     1,399,000        2,766,000      4,165,000        494,000
  4/1/98    Chicago Heights/West                 467,000        1,854,000      2,321,000        333,000
  4/1/98    Arlington Hts/University             670,000        3,080,000      3,750,000        532,000
  4/1/98    Cicero/Ogden                       1,677,000        2,531,000      4,208,000        436,000
  4/1/98    Chicago/W. Howard St.                973,000        2,987,000      3,960,000        536,000
  4/1/98    Chicago/N. Western Ave             1,452,000        3,310,000      4,762,000        578,000
  4/1/98    Chicago/Northwest Hwy                925,000        2,466,000      3,391,000        430,000
  4/1/98    Chicago/N. Wells St.               1,445,000        2,908,000      4,353,000        510,000
  4/1/98    Chicago/Pulaski Rd.                1,275,000        2,904,000      4,179,000        491,000
  4/1/98    Artesia/Artesia                      625,000        1,497,000      2,122,000        354,000
  4/1/98    Arcadia/Lower Azusa                  821,000        1,419,000      2,240,000        339,000
  4/1/98    Manassas/Centreville                 404,000        2,286,000      2,690,000        542,000
  4/1/98    La Downtwn/10 Fwy                  1,607,000        3,480,000      5,087,000        802,000
  4/1/98    Bellevue/Northup                   1,231,000        3,521,000      4,752,000        829,000
  4/1/98    Hollywood/Cole & Wilshire          1,589,000        1,843,000      3,432,000        430,000
  4/1/98    Atlanta/John Wesley                1,232,000        1,818,000      3,050,000        479,000
  4/1/98    Montebello/S. Maple                1,273,000        2,355,000      3,628,000        548,000
  4/1/98    Lake City/Forest Park                248,000        1,519,000      1,767,000        356,000
  4/1/98    Baltimore/W. Patap                   402,000        2,759,000      3,161,000        610,000
  4/1/98    Fraser/Groesbeck Hwy                 368,000        1,844,000      2,212,000        421,000
  4/1/98    Vallejo/Mini Drive                   560,000        1,853,000      2,413,000        432,000
  4/1/98    San Diego/54th & Euclid              952,000        2,620,000      3,572,000        703,000
  4/1/98    Miami/5th Street                   2,326,000        3,329,000      5,655,000        853,000
  4/1/98    Silver Spring/Hill                   921,000        2,195,000      3,116,000        585,000
  4/1/98    Chicago/E. 95th St.                  397,000        2,426,000      2,823,000        651,000
  4/1/98    Chicago/S. Harlem                    790,000        1,486,000      2,276,000        403,000
  4/1/98    St. Charles /Highway                 622,000        1,582,000      2,204,000        443,000
  4/1/98    Chicago/Burr Ridge Rd.               421,000        2,218,000      2,639,000        601,000
  4/1/98    St. Louis/Hwy. 141                         0                0              0              0
  4/1/98    Island Park/Austin                         0                0              0              0
  4/1/98    Yonkers/Route 9a                   1,721,000        3,930,000      5,651,000      1,011,000
  4/1/98    Silverlake/Glendale                2,312,000        5,589,000      7,901,000      1,436,000
  4/1/98    Chicago/Harlem Ave                 1,430,000        3,129,000      4,559,000        809,000
  4/1/98    Bethesda/Butler Rd                 1,146,000        2,570,000      3,716,000        638,000
  4/1/98    Dundalk/Wise Ave                     447,000        2,064,000      2,511,000        498,000

                                                                                                         Adjustments
                                                                                                          Resulting
                                                                                                            from
                                                                    Initial Cost             Costs           the
                                                           ---------------------------     Subsequent    Acquisition
   Date                                      Encum-                       Buildings &         to         of Minority
 Acquired            Description             brances            Land      Improvements     Acquisition    Interests
--------------------------------------------------------------------------------------------------------------------
  10/1/98   El Segundo/Sepulveda                             6,586,000      5,795,000         95,000             0
  10/1/98   Atlanta/Memorial Dr.                               414,000      2,239,000        129,000             0
  10/1/98   Chicago/W. 79th St                                 861,000      2,789,000        215,000             0
  10/1/98   Chicago/N. Broadway                              1,918,000      3,824,000        120,000             0
  10/1/98   Tacoma/Orchard                                     358,000      1,987,000         69,000             0
  10/1/98   St. Louis/Gravois                                  312,000      2,327,000        101,000             0
  10/1/98   White Bear Lake                                    578,000      2,079,000         55,000             0
  10/1/98   Santa Cruz/Soquel                                  832,000      2,385,000         69,000             0
  10/1/98   Coon Rapids/Hwy 10                                 330,000      1,646,000         66,000             0
  10/1/98   Oxnard/Hueneme Rd                                  923,000      3,925,000         88,000             0
  10/1/98   Vancouver/Millplain                                343,000      2,000,000         68,000             0
  10/1/98   Tigard/Mc Ewan                                     597,000      1,652,000         71,000             0
  10/1/98   Griffith/Cline                                     299,000      2,118,000         37,000             0
  10/1/98   Miami/Sunset Drive                               1,656,000      2,321,000      1,926,000             0
  10/1/98   Farmington/9 Mile                                  580,000      2,526,000         55,000             0
  10/1/98   Los Gatos/University                             2,234,000      3,890,000      (277,000)             0
  10/1/98   N. Hollywood                                     1,484,000      3,143,000         40,000             0
  10/1/98   Petaluma/Transport                                 460,000      1,840,000         74,000             0
  10/1/98   Chicago/111th                                      341,000      2,898,000         46,000             0
  10/1/98   Upper Darby/Market                                 808,000      5,011,000        105,000             0
  10/1/98   San Jose/Santa                                     966,000      3,870,000         79,000             0
  10/1/98   San Diego/Morena                                 3,173,000      5,469,000         83,000             0
  10/1/98   Brooklyn/Rockaway Ave                            6,272,000      9,691,000        191,000             0
  10/1/98   Revere/Charger St                                1,997,000      3,727,000        165,000             0
  10/1/98   Las Vegas/E. Charles                               602,000      2,545,000         84,000             0
  10/1/98   Laurel/Baltimore Ave                             1,899,000      4,498,000        118,000             0
  10/1/98   East La/Figueroa & 4th                           1,213,000      2,689,000         48,000             0
  10/1/98   Oldsmar/Tampa Road                                 760,000      2,154,000      2,713,000             0
  10/1/98   Ft. Lauderdale/S.W.                              1,046,000      2,928,000         38,000             0
  10/1/98   Miami/NW 73rd St                                 1,050,000      3,064,000         69,000             0
  4/1/98    Dallas/Kingsly                                   1,095,000      1,712,000         81,000             0
  10/1/98   Dallas/Greenville                                1,933,000      2,892,000         66,000             0
  1/6/99    Brandon/E. Brandon Blvd                          1,560,000      3,695,000         61,000             0
  1/1/99    New Orleans/St.Charles                           1,463,000      2,634,000         50,000             0
  7/1/99    Pantego/W. Pioneer Pkwy                            432,000      1,228,000         41,000             0
  3/12/99   St. Louis/N. Lindbergh Blvd.                     1,688,000      3,939,000         91,000             0
  3/12/99   St. Louis/Vandeventer Midtown                      699,000      1,631,000         58,000             0
  3/12/99   St. Ann/Maryland Heights                         1,035,000      2,414,000         56,000             0
  3/12/99   Florissant/N. Hwy 67                               971,000      2,265,000         56,000             0
  3/12/99   Ferguson Area-W.Florissant                       1,194,000      2,732,000        176,000             0
  3/12/99   Florissant/New Halls Ferry Rd                    1,144,000      2,670,000        129,000             0
  3/12/99   St. Louis/Airport                                  785,000      1,833,000         27,000             0
  3/12/99   St. Louis/S.Third St                             1,096,000      2,557,000         49,000             0
  3/12/99   Kansas City/E. 47th St.                            610,000      1,424,000         46,000             0
  3/12/99   Kansas City/E. 67th Terrace                      1,136,000      2,643,000         55,000             0

                                                           Gross Carrying Amount
                                                           At December 31, 2001
   Date                                         ----------------------------------------      Accumulated
 Acquired            Description                  Land           Building         Total      Depreciation
---------------------------------------------------------------------------------------------------------
  10/1/98   El Segundo/Sepulveda               6,582,000        5,894,000     12,476,000        832,000
  10/1/98   Atlanta/Memorial Dr.                 414,000        2,368,000      2,782,000        358,000
  10/1/98   Chicago/W. 79th St                   860,000        3,005,000      3,865,000        453,000
  10/1/98   Chicago/N. Broadway                1,916,000        3,946,000      5,862,000        582,000
  10/1/98   Tacoma/Orchard                       358,000        2,056,000      2,414,000        310,000
  10/1/98   St. Louis/Gravois                    312,000        2,428,000      2,740,000        365,000
  10/1/98   White Bear Lake                      578,000        2,134,000      2,712,000        313,000
  10/1/98   Santa Cruz/Soquel                    832,000        2,454,000      3,286,000        364,000
  10/1/98   Coon Rapids/Hwy 10                   329,000        1,713,000      2,042,000        254,000
  10/1/98   Oxnard/Hueneme Rd                    922,000        4,014,000      4,936,000        577,000
  10/1/98   Vancouver/Millplain                  342,000        2,069,000      2,411,000        315,000
  10/1/98   Tigard/Mc Ewan                       597,000        1,723,000      2,320,000        267,000
  10/1/98   Griffith/Cline                       299,000        2,155,000      2,454,000        309,000
  10/1/98   Miami/Sunset Drive                 2,265,000        3,638,000      5,903,000        381,000
  10/1/98   Farmington/9 Mile                    580,000        2,581,000      3,161,000        369,000
  10/1/98   Los Gatos/University               2,233,000        3,614,000      5,847,000        502,000
  10/1/98   N. Hollywood                       1,483,000        3,184,000      4,667,000        455,000
  10/1/98   Petaluma/Transport                   460,000        1,914,000      2,374,000        282,000
  10/1/98   Chicago/111th                        341,000        2,944,000      3,285,000        422,000
  10/1/98   Upper Darby/Market                   807,000        5,117,000      5,924,000        726,000
  10/1/98   San Jose/Santa                       965,000        3,950,000      4,915,000        574,000
  10/1/98   San Diego/Morena                   3,172,000        5,553,000      8,725,000        788,000
  10/1/98   Brooklyn/Rockaway Ave              6,269,000        9,885,000     16,154,000      1,409,000
  10/1/98   Revere/Charger St                  1,996,000        3,893,000      5,889,000        562,000
  10/1/98   Las Vegas/E. Charles                 602,000        2,629,000      3,231,000        388,000
  10/1/98   Laurel/Baltimore Ave               1,898,000        4,617,000      6,515,000        654,000
  10/1/98   East La/Figueroa & 4th             1,212,000        2,738,000      3,950,000        392,000
  10/1/98   Oldsmar/Tampa Road                 1,049,000        4,578,000      5,627,000        410,000
  10/1/98   Ft. Lauderdale/S.W.                1,045,000        2,967,000      4,012,000        425,000
  10/1/98   Miami/NW 73rd St                   1,049,000        3,134,000      4,183,000        456,000
  4/1/98    Dallas/Kingsly                     1,095,000        1,793,000      2,888,000        416,000
  10/1/98   Dallas/Greenville                  1,932,000        2,959,000      4,891,000        419,000
  1/6/99    Brandon/E. Brandon Blvd            1,559,000        3,757,000      5,316,000        345,000
  1/1/99    New Orleans/St.Charles             1,462,000        2,685,000      4,147,000        310,000
  7/1/99    Pantego/W. Pioneer Pkwy              432,000        1,269,000      1,701,000        126,000
  3/12/99   St. Louis/N. Lindbergh Blvd.       1,687,000        4,031,000      5,718,000        460,000
  3/12/99   St. Louis/Vandeventer Midtown        699,000        1,689,000      2,388,000        200,000
  3/12/99   St. Ann/Maryland Heights           1,034,000        2,471,000      3,505,000        289,000
  3/12/99   Florissant/N. Hwy 67                 970,000        2,322,000      3,292,000        271,000
  3/12/99   Ferguson Area-W.Florissant         1,193,000        2,909,000      4,102,000        346,000
  3/12/99   Florissant/New Halls Ferry Rd      1,143,000        2,800,000      3,943,000        329,000
  3/12/99   St. Louis/Airport                    785,000        1,860,000      2,645,000        215,000
  3/12/99   St. Louis/S.Third St               1,095,000        2,607,000      3,702,000        301,000
  3/12/99   Kansas City/E. 47th St.              610,000        1,470,000      2,080,000        174,000
  3/12/99   Kansas City/E. 67th Terrace        1,136,000        2,698,000      3,834,000        312,000

                                                                                                         Adjustments
                                                                                                          Resulting
                                                                                                            from
                                                                    Initial Cost             Costs           the
                                                           ---------------------------     Subsequent    Acquisition
   Date                                      Encum-                       Buildings &         to         of Minority
 Acquired            Description             brances            Land      Improvements     Acquisition    Interests
--------------------------------------------------------------------------------------------------------------------
  3/12/99   Kansas City/James A. Reed Rd                       749,000      1,748,000         69,000             0
  3/12/99   Independence/291                                   871,000      2,032,000         42,000             0
  3/12/99   Raytown/Woodson Rd                                 915,000      2,134,000         63,000             0
  3/12/99   Kansas City/34th Main Street                       114,000      2,599,000        473,000             0
  3/12/99   Columbia/River Dr                                  671,000      1,566,000        134,000             0
  3/12/99   Columbia/Buckner Rd                                714,000      1,665,000        227,000             0
  3/12/99   Columbia/Decker Park Rd                            605,000      1,412,000         96,000             0
  3/12/99   Columbia/Rosewood Dr                               777,000      1,814,000         74,000             0
  3/12/99   W. Columbia/Orchard Dr.                            272,000        634,000        104,000             0
  3/12/99   W. Columbia/Airport Blvd                           493,000      1,151,000         77,000             0
  3/12/99   Greenville/Whitehorse Rd                           882,000      2,058,000         70,000             0
  3/12/99   Greenville/Woods Lake Rd                           364,000        849,000         89,000             0
  3/12/99   Mauldin/N. Main Street                             571,000      1,333,000         98,000             0
  3/12/99   Simpsonville/Grand View Dr                         582,000      1,358,000         94,000             0
  3/12/99   Taylors/Wade Hampton Blvd                          650,000      1,517,000        104,000             0
  3/12/99   Charleston/Ashley Phosphate B                      839,000      1,950,000        168,000             0
  3/12/99   N. Charleston/Dorchester Rd                        380,000        886,000         71,000             0
  3/12/99   N. Charleston/Dorchester                           487,000      1,137,000        103,000             0
  3/12/99   Charleston/Sam Rittenberg Blvd                     555,000      1,296,000         90,000             0
  3/12/99   Hilton Head/Office Park Rd                       1,279,000      2,985,000         78,000             0
  3/12/99   Columbia/Plumbers Rd                               368,000        858,000         90,000             0
  3/12/99   Greenville/Pineknoll Rd                            927,000      2,163,000        123,000             0
  3/12/99   Hilton Head/Yacht Cove Dr                        1,182,000      2,753,000        116,000             0
  3/12/99   Spartanburg/Chesnee Hwy                            533,000      1,244,000        144,000             0
  3/12/99   Charleston/Ashley River Rd                       1,114,000      2,581,000        104,000             0
  3/12/99   Columbia/Broad River                             1,463,000      3,413,000        135,000             0
  3/12/99   Charlotte/East Wt Harris Blvd                      736,000      1,718,000         75,000             0
  3/12/99   Charlotte/North Tryon St.                          708,000      1,653,000        150,000             0
  3/12/99   Charlotte/South Blvd                               641,000      1,496,000         85,000             0
  3/12/99   Kannapoliz/Oregon St                               463,000      1,081,000         76,000             0
  3/12/99   Durham/E. Club Blvd                                947,000      2,209,000         76,000             0
  3/12/99   Durham/N. Duke St.                                 769,000      1,794,000         89,000             0
  3/12/99   Raleigh/Maitland Dr                                679,000      1,585,000         90,000             0
  3/12/99   Greensboro/O'henry Blvd                            577,000      1,345,000        153,000             0
  3/12/99   Gastonia/S. York Rd                                467,000      1,089,000        102,000             0
  3/12/99   Durham/Kangaroo Dr.                              1,102,000      2,572,000        165,000             0
  3/12/99   Pensacola/Brent Lane                               402,000        938,000         78,000             0
  3/12/99   Pensacola/Creighton Road                           454,000      1,060,000         99,000             0
  3/12/99   Jacksonville/Park Avenue                           905,000      2,113,000        109,000             0
  3/12/99   Jacksonville/Phillips Hwy                          665,000      1,545,000        138,000             0
  3/12/99   Clearwater/Highland Ave                            724,000      1,690,000         92,000             0
  3/12/99   Tarpon Springs/US Highway 19                       892,000      2,081,000        120,000             0
  3/12/99   Orlando/S. Orange Blossom Trail                  1,229,000      2,867,000        115,000             0
  3/12/99   Casselberry II                                   1,160,000      2,708,000         79,000             0
  3/12/99   Miami/NW 14th Street                             1,739,000      4,058,000         92,000             0

                                                           Gross Carrying Amount
                                                           At December 31, 2001
   Date                                         ----------------------------------------      Accumulated
 Acquired            Description                  Land           Building         Total      Depreciation
---------------------------------------------------------------------------------------------------------
  3/12/99   Kansas City/James A. Reed Rd         749,000        1,817,000      2,566,000        213,000
  3/12/99   Independence/291                     870,000        2,075,000      2,945,000        242,000
  3/12/99   Raytown/Woodson Rd                   915,000        2,197,000      3,112,000        253,000
  3/12/99   Kansas City/34th Main Street         114,000        3,072,000      3,186,000        355,000
  3/12/99   Columbia/River Dr                    671,000        1,700,000      2,371,000        210,000
  3/12/99   Columbia/Buckner Rd                  713,000        1,893,000      2,606,000        265,000
  3/12/99   Columbia/Decker Park Rd              605,000        1,508,000      2,113,000        186,000
  3/12/99   Columbia/Rosewood Dr                 777,000        1,888,000      2,665,000        227,000
  3/12/99   W. Columbia/Orchard Dr.              272,000          738,000      1,010,000        102,000
  3/12/99   W. Columbia/Airport Blvd             493,000        1,228,000      1,721,000        145,000
  3/12/99   Greenville/Whitehorse Rd             882,000        2,128,000      3,010,000        253,000
  3/12/99   Greenville/Woods Lake Rd             364,000          938,000      1,302,000        119,000
  3/12/99   Mauldin/N. Main Street               571,000        1,431,000      2,002,000        182,000
  3/12/99   Simpsonville/Grand View Dr           582,000        1,452,000      2,034,000        175,000
  3/12/99   Taylors/Wade Hampton Blvd            650,000        1,621,000      2,271,000        199,000
  3/12/99   Charleston/Ashley Phosphate B        838,000        2,119,000      2,957,000        258,000
  3/12/99   N. Charleston/Dorchester Rd          379,000          958,000      1,337,000        117,000
  3/12/99   N. Charleston/Dorchester             487,000        1,240,000      1,727,000        152,000
  3/12/99   Charleston/Sam Rittenberg Blvd       555,000        1,386,000      1,941,000        172,000
  3/12/99   Hilton Head/Office Park Rd         1,278,000        3,064,000      4,342,000        349,000
  3/12/99   Columbia/Plumbers Rd                 368,000          948,000      1,316,000        121,000
  3/12/99   Greenville/Pineknoll Rd              927,000        2,286,000      3,213,000        277,000
  3/12/99   Hilton Head/Yacht Cove Dr          1,182,000        2,869,000      4,051,000        335,000
  3/12/99   Spartanburg/Chesnee Hwy              533,000        1,388,000      1,921,000        178,000
  3/12/99   Charleston/Ashley River Rd         1,113,000        2,686,000      3,799,000        303,000
  3/12/99   Columbia/Broad River               1,462,000        3,549,000      5,011,000        419,000
  3/12/99   Charlotte/East Wt Harris Blvd        736,000        1,793,000      2,529,000        220,000
  3/12/99   Charlotte/North Tryon St.            708,000        1,803,000      2,511,000        220,000
  3/12/99   Charlotte/South Blvd                 641,000        1,581,000      2,222,000        195,000
  3/12/99   Kannapoliz/Oregon St                 463,000        1,157,000      1,620,000        146,000
  3/12/99   Durham/E. Club Blvd                  946,000        2,286,000      3,232,000        272,000
  3/12/99   Durham/N. Duke St.                   768,000        1,884,000      2,652,000        219,000
  3/12/99   Raleigh/Maitland Dr                  679,000        1,675,000      2,354,000        204,000
  3/12/99   Greensboro/O'henry Blvd              576,000        1,499,000      2,075,000        192,000
  3/12/99   Gastonia/S. York Rd                  466,000        1,192,000      1,658,000        155,000
  3/12/99   Durham/Kangaroo Dr.                1,102,000        2,737,000      3,839,000        328,000
  3/12/99   Pensacola/Brent Lane                 402,000        1,016,000      1,418,000        122,000
  3/12/99   Pensacola/Creighton Road             454,000        1,159,000      1,613,000        136,000
  3/12/99   Jacksonville/Park Avenue             905,000        2,222,000      3,127,000        267,000
  3/12/99   Jacksonville/Phillips Hwy            665,000        1,683,000      2,348,000        211,000
  3/12/99   Clearwater/Highland Ave              724,000        1,782,000      2,506,000        215,000
  3/12/99   Tarpon Springs/US Highway 19         891,000        2,202,000      3,093,000        267,000
  3/12/99   Orlando/S. Orange Blossom Trail    1,228,000        2,983,000      4,211,000        350,000
  3/12/99   Casselberry II                     1,160,000        2,787,000      3,947,000        329,000
  3/12/99   Miami/NW 14th Street               1,738,000        4,151,000      5,889,000        484,000

                                                                                                         Adjustments
                                                                                                          Resulting
                                                                                                            from
                                                                    Initial Cost             Costs           the
                                                           ---------------------------     Subsequent    Acquisition
   Date                                      Encum-                       Buildings &         to         of Minority
 Acquired            Description             brances            Land      Improvements     Acquisition    Interests
--------------------------------------------------------------------------------------------------------------------
  3/12/99   Tarpon Springs/Highway 19                        1,179,000      2,751,000         84,000             0
  3/12/99   Ft. Myers/Tamiami Trail South                      834,000      1,945,000         65,000             0
  3/12/99   Jacksonville/Ft. Caroline Rd.                    1,037,000      2,420,000        112,000             0
  3/12/99   Orlando/South Semoran                              565,000      1,319,000         42,000             0
  3/12/99   Jacksonville/Southside Blvd.                     1,278,000      2,982,000        159,000             0
  3/12/99   Miami/NW 7th Ave                                   783,000      1,827,000        119,000             0
  3/12/99   Vero Beach/US Hwy 1                                678,000      1,583,000         58,000             0
  3/12/99   Ponte Vedra/Palm Valley Rd.                        745,000      2,749,000        398,000             0
  3/12/99   Miami Lakes/NW 153rd St.                           425,000        992,000         58,000             0
  3/12/99   Deerfield Beach/SW 10th St.                      1,844,000      4,302,000         61,000             0
  3/12/99   Apopka/S. Orange Blossom                           307,000        717,000         78,000             0
  3/12/99   Davie/University                                   313,000      4,379,000        185,000             0
  3/12/99   Arlington/Division                                 998,000      2,328,000         66,000             0
  3/12/99   Duncanville/S.Cedar Ridge                        1,477,000      3,447,000        128,000             0
  3/12/99   Carrollton/Trinity Mills West                      530,000      1,237,000         71,000             0
  3/12/99   Houston/Wallisville Rd.                            744,000      1,736,000         59,000             0
  3/12/99   Houston/Fondren South                              647,000      1,510,000         45,000             0
  3/12/99   Houston/Addicks Satsuma                            409,000        954,000         52,000             0
  3/12/99   Addison/Inwood Road                              1,204,000      2,808,000         40,000             0
  3/12/99   Garland/Jackson Drive                              755,000      1,761,000         58,000             0
  3/12/99   Garland/Buckingham Road                            492,000      1,149,000         93,000             0
  3/12/99   Houston/South Main                               1,461,000      3,409,000         70,000             0
  3/12/99   Plano/Parker Road-Avenue K                       1,517,000      3,539,000         90,000             0
  3/12/99   Houston/Bingle Road                                576,000      1,345,000         61,000             0
  3/12/99   Houston/Mangum Road                                737,000      1,719,000         85,000             0
  3/12/99   Houston/Hayes Road                                 916,000      2,138,000         42,000             0
  3/12/99   Katy/Dominion Drive                                995,000      2,321,000         38,000             0
  3/12/99   Houston/Fm 1960 West                               513,000      1,198,000         69,000             0
  3/12/99   Webster/Fm 528 Road                                756,000      1,764,000         55,000             0
  3/12/99   Houston/Loch Katrine Lane                          580,000      1,352,000         61,000             0
  3/12/99   Houston/Milwee St.                                 779,000      1,815,000         76,000             0
  3/12/99   Lewisville/Highway 121                             688,000      1,605,000         70,000             0
  3/12/99   Richardson/Central Expressway                      465,000      1,085,000         43,000             0
  3/12/99   Houston/Hwy 6 South                                569,000      1,328,000         39,000             0
  3/12/99   Houston/Westheimer West                          1,075,000      2,508,000         40,000             0
  3/12/99   Ft. Worth/Granbury Road                            763,000      1,781,000         46,000             0
  3/12/99   Houston/New Castle                               2,346,000      5,473,000      1,188,000             0
  3/12/99   Dallas/Inwood Road                               1,478,000      3,448,000         36,000             0
  3/12/99   Fort Worth/Loop 820 North                          729,000      1,702,000         62,000             0
  3/12/99   Carrollton/Marsh Lane South                      1,353,000      3,156,000         35,000             0
  3/12/99   Dallas/Forest Central Dr                           859,000      2,004,000         48,000             0
  3/12/99   Arlington/Cooper St                                779,000      1,818,000         41,000             0
  3/12/99   Webster/Highway 3                                  677,000      1,580,000         52,000             0
  3/12/99   Augusta/Peach Orchard Rd                           860,000      2,007,000        248,000             0
  3/12/99   Martinez/Old Petersburg Rd                         407,000        950,000         83,000             0

                                                                         Gross Carrying Amount
                                                                         At December 31, 2001
   Date                                      Encum-           ----------------------------------------      Accumulated
 Acquired            Description             brances            Land           Building         Total      Depreciation
-----------------------------------------------------------------------------------------------------------------------
  3/12/99   Tarpon Springs/Highway 19                        1,178,000        2,836,000      4,014,000        332,000
  3/12/99   Ft. Myers/Tamiami Trail South                      833,000        2,011,000      2,844,000        239,000
  3/12/99   Jacksonville/Ft. Caroline Rd.                    1,037,000        2,532,000      3,569,000        301,000
  3/12/99   Orlando/South Semoran                              565,000        1,361,000      1,926,000        163,000
  3/12/99   Jacksonville/Southside Blvd.                     1,277,000        3,142,000      4,419,000        372,000
  3/12/99   Miami/NW 7th Ave                                   783,000        1,946,000      2,729,000        242,000
  3/12/99   Vero Beach/US Hwy 1                                678,000        1,641,000      2,319,000        198,000
  3/12/99   Ponte Vedra/Palm Valley Rd.                        745,000        3,147,000      3,892,000        403,000
  3/12/99   Miami Lakes/NW 153rd St.                           425,000        1,050,000      1,475,000        131,000
  3/12/99   Deerfield Beach/SW 10th St.                      1,842,000        4,365,000      6,207,000        499,000
  3/12/99   Apopka/S. Orange Blossom                           307,000          795,000      1,102,000        105,000
  3/12/99   Davie/University                                   313,000        4,564,000      4,877,000        489,000
  3/12/99   Arlington/Division                                 997,000        2,395,000      3,392,000        273,000
  3/12/99   Duncanville/S.Cedar Ridge                        1,477,000        3,575,000      5,052,000        419,000
  3/12/99   Carrollton/Trinity Mills West                      530,000        1,308,000      1,838,000        159,000
  3/12/99   Houston/Wallisville Rd.                            744,000        1,795,000      2,539,000        216,000
  3/12/99   Houston/Fondren South                              647,000        1,555,000      2,202,000        185,000
  3/12/99   Houston/Addicks Satsuma                            409,000        1,006,000      1,415,000        127,000
  3/12/99   Addison/Inwood Road                              1,203,000        2,849,000      4,052,000        326,000
  3/12/99   Garland/Jackson Drive                              754,000        1,820,000      2,574,000        217,000
  3/12/99   Garland/Buckingham Road                            492,000        1,242,000      1,734,000        159,000
  3/12/99   Houston/South Main                               1,460,000        3,480,000      4,940,000        404,000
  3/12/99   Plano/Parker Road-Avenue K                       1,516,000        3,630,000      5,146,000        426,000
  3/12/99   Houston/Bingle Road                                576,000        1,406,000      1,982,000        175,000
  3/12/99   Houston/Mangum Road                                736,000        1,805,000      2,541,000        224,000
  3/12/99   Houston/Hayes Road                                 916,000        2,180,000      3,096,000        253,000
  3/12/99   Katy/Dominion Drive                                994,000        2,360,000      3,354,000        274,000
  3/12/99   Houston/Fm 1960 West                               513,000        1,267,000      1,780,000        158,000
  3/12/99   Webster/Fm 528 Road                                756,000        1,819,000      2,575,000        218,000
  3/12/99   Houston/Loch Katrine Lane                          579,000        1,414,000      1,993,000        172,000
  3/12/99   Houston/Milwee St.                                 778,000        1,892,000      2,670,000        231,000
  3/12/99   Lewisville/Highway 121                             687,000        1,676,000      2,363,000        200,000
  3/12/99   Richardson/Central Expressway                      465,000        1,128,000      1,593,000        138,000
  3/12/99   Houston/Hwy 6 South                                569,000        1,367,000      1,936,000        163,000
  3/12/99   Houston/Westheimer West                          1,074,000        2,549,000      3,623,000        295,000
  3/12/99   Ft. Worth/Granbury Road                            763,000        1,827,000      2,590,000        216,000
  3/12/99   Houston/New Castle                               2,237,000        6,770,000      9,007,000        655,000
  3/12/99   Dallas/Inwood Road                               1,477,000        3,485,000      4,962,000        399,000
  3/12/99   Fort Worth/Loop 820 North                          729,000        1,764,000      2,493,000        209,000
  3/12/99   Carrollton/Marsh Lane South                      1,353,000        3,191,000      4,544,000        245,000
  3/12/99   Dallas/Forest Central Dr                           859,000        2,052,000      2,911,000        161,000
  3/12/99   Arlington/Cooper St                                779,000        1,859,000      2,638,000        217,000
  3/12/99   Webster/Highway 3                                  677,000        1,632,000      2,309,000        195,000
  3/12/99   Augusta/Peach Orchard Rd                           860,000        2,255,000      3,115,000        306,000
  3/12/99   Martinez/Old Petersburg Rd                         407,000        1,033,000      1,440,000        128,000

                                                                                                         Adjustments
                                                                                                          Resulting
                                                                                                            from
                                                                    Initial Cost             Costs           the
                                                           ---------------------------     Subsequent    Acquisition
   Date                                      Encum-                       Buildings &         to         of Minority
 Acquired            Description             brances            Land      Improvements     Acquisition    Interests
--------------------------------------------------------------------------------------------------------------------
  3/12/99   Jonesboro/Tara Blvd                                785,000      1,827,000        122,000             0
  3/12/99   Atlanta/Briarcliff Rd                            2,171,000      5,066,000        148,000             0
  3/12/99   Decatur/N Decatur Rd                               933,000      2,177,000        132,000             0
  3/12/99   Douglasville/Westmoreland                          453,000      1,056,000        153,000             0
  3/12/99   Doraville/Mcelroy Rd                               827,000      1,931,000        170,000             0
  3/12/99   Roswell/Alpharetta                               1,772,000      4,135,000         82,000             0
  3/12/99   Douglasville/Duralee Lane                          533,000      1,244,000         76,000             0
  3/12/99   Douglasville/Highway 5                             804,000      1,875,000        342,000             0
  3/12/99   Forest Park/Jonesboro                              659,000      1,537,000        121,000             0
  3/12/99   Marietta/Whitlock                                1,016,000      2,370,000        100,000             0
  3/12/99   Marietta/Cobb Iv                                   727,000      1,696,000        176,000             0
  3/12/99   Norcross/Jones Mill Rd                           1,142,000      2,670,000        120,000             0
  3/12/99   Norcross/Dawson Blvd                             1,232,000      2,874,000        135,000             0
  3/12/99   Forest Park/Old Dixie Hwy                          895,000      2,070,000        157,000             0
  3/12/99   Decatur/Covington                                1,764,000      4,116,000        103,000             0
  3/12/99   Alpharetta/Maxwell Rd                            1,075,000      2,509,000         63,000             0
  3/12/99   Alpharetta/N. Main St                            1,240,000      2,893,000         52,000             0
  3/12/99   Atlanta/Bolton Rd                                  866,000      2,019,000         85,000             0
  3/12/99   Riverdale/Georgia Hwy 85                         1,075,000      2,508,000         64,000             0
  3/12/99   Kennesaw/Rutledge Road                             803,000      1,874,000        103,000             0
  3/12/99   Lawrenceville/Buford Dr.                           256,000        597,000         66,000             0
  3/12/99   Hanover Park/W. Lake Street                      1,320,000      3,081,000         93,000             0
  3/12/99   Chicago/W. Jarvis Ave                              313,000        731,000         72,000             0
  3/12/99   Chicago/N. Broadway St                             535,000      1,249,000        118,000             0
  3/12/99   Carol Stream/Phillips Court                        829,000      1,780,000         31,000             0
  3/12/99   Winfield/Roosevelt Road                          1,109,000      2,587,000         83,000             0
  3/12/99   Schaumburg/S. Roselle Road                         659,000      1,537,000         71,000             0
  3/12/99   Tinley Park/Brennan Hwy                            771,000      1,799,000         96,000             0
  3/12/99   Schaumburg/Palmer Drive                          1,333,000      3,111,000         90,000             0
  3/12/99   Geneva/Gary Ave                                  1,072,000      2,501,000         65,000             0
  3/12/99   Naperville/Lasalle Ave                           1,501,000      3,502,000         87,000             0
  3/12/99   Mobile/Hillcrest Road                              554,000      1,293,000         84,000             0
  3/12/99   Mobile/Azalea Road                                 517,000      1,206,000        100,000             0
  3/12/99   Mobile/Moffat Road                                 537,000      1,254,000        101,000             0
  3/12/99   Mobile/Grelot Road                                 804,000      1,877,000         97,000             0
  3/12/99   Mobile/Government Blvd                             407,000        950,000         60,000             0
  3/12/99   New Orleans/Tchoupitoulas                        1,092,000      2,548,000        177,000             0
  3/12/99   Louisville/Breckenridge Lane                       581,000      1,356,000         68,000             0
  3/12/99   Louisville                                         554,000      1,292,000         85,000             0
  3/12/99   Louisville/Poplar Level                            463,000      1,080,000         93,000             0
  3/12/99   Chesapeake/Western Branch                        1,274,000      2,973,000         94,000             0
  3/12/99   Centreville/Lee Hwy                              1,650,000      3,851,000        104,000             0
  3/12/99   Sterling/S. Sterling Blvd                        1,282,000      2,992,000         91,000             0
  3/12/99   Manassas/Sudley Road                               776,000      1,810,000         86,000             0
  3/12/99   Longmont/Wedgewood Ave                             717,000      1,673,000         45,000             0

                                                           Gross Carrying Amount
                                                           At December 31, 2001
   Date                                         ----------------------------------------      Accumulated
 Acquired            Description                  Land           Building         Total      Depreciation
---------------------------------------------------------------------------------------------------------
  3/12/99   Jonesboro/Tara Blvd                  785,000        1,949,000      2,734,000        233,000
  3/12/99   Atlanta/Briarcliff Rd              2,170,000        5,215,000      7,385,000        597,000
  3/12/99   Decatur/N Decatur Rd                 932,000        2,310,000      3,242,000        279,000
  3/12/99   Douglasville/Westmoreland            452,000        1,210,000      1,662,000        155,000
  3/12/99   Doraville/Mcelroy Rd                 827,000        2,101,000      2,928,000        256,000
  3/12/99   Roswell/Alpharetta                 1,771,000        4,218,000      5,989,000        480,000
  3/12/99   Douglasville/Duralee Lane            533,000        1,320,000      1,853,000        162,000
  3/12/99   Douglasville/Highway 5               803,000        2,218,000      3,021,000        274,000
  3/12/99   Forest Park/Jonesboro                658,000        1,659,000      2,317,000        211,000
  3/12/99   Marietta/Whitlock                  1,015,000        2,471,000      3,486,000        290,000
  3/12/99   Marietta/Cobb Iv                     726,000        1,873,000      2,599,000        233,000
  3/12/99   Norcross/Jones Mill Rd             1,141,000        2,791,000      3,932,000        330,000
  3/12/99   Norcross/Dawson Blvd               1,231,000        3,010,000      4,241,000        352,000
  3/12/99   Forest Park/Old Dixie Hwy            894,000        2,228,000      3,122,000        277,000
  3/12/99   Decatur/Covington                  1,763,000        4,220,000      5,983,000        483,000
  3/12/99   Alpharetta/Maxwell Rd              1,075,000        2,572,000      3,647,000        299,000
  3/12/99   Alpharetta/N. Main St              1,239,000        2,946,000      4,185,000        340,000
  3/12/99   Atlanta/Bolton Rd                    866,000        2,104,000      2,970,000        245,000
  3/12/99   Riverdale/Georgia Hwy 85           1,074,000        2,573,000      3,647,000        302,000
  3/12/99   Kennesaw/Rutledge Road               802,000        1,978,000      2,780,000        242,000
  3/12/99   Lawrenceville/Buford Dr.             256,000          663,000        919,000         88,000
  3/12/99   Hanover Park/W. Lake Street        1,320,000        3,174,000      4,494,000        365,000
  3/12/99   Chicago/W. Jarvis Ave                313,000          803,000      1,116,000        109,000
  3/12/99   Chicago/N. Broadway St               535,000        1,367,000      1,902,000        175,000
  3/12/99   Carol Stream/Phillips Court          828,000        1,812,000      2,640,000        211,000
  3/12/99   Winfield/Roosevelt Road            1,108,000        2,671,000      3,779,000        308,000
  3/12/99   Schaumburg/S. Roselle Road           659,000        1,608,000      2,267,000        193,000
  3/12/99   Tinley Park/Brennan Hwy              771,000        1,895,000      2,666,000        224,000
  3/12/99   Schaumburg/Palmer Drive            1,333,000        3,201,000      4,534,000        372,000
  3/12/99   Geneva/Gary Ave                    1,071,000        2,567,000      3,638,000        295,000
  3/12/99   Naperville/Lasalle Ave             1,500,000        3,590,000      5,090,000        426,000
  3/12/99   Mobile/Hillcrest Road                554,000        1,377,000      1,931,000        167,000
  3/12/99   Mobile/Azalea Road                   516,000        1,307,000      1,823,000        157,000
  3/12/99   Mobile/Moffat Road                   537,000        1,355,000      1,892,000        164,000
  3/12/99   Mobile/Grelot Road                   804,000        1,974,000      2,778,000        233,000
  3/12/99   Mobile/Government Blvd               407,000        1,010,000      1,417,000        126,000
  3/12/99   New Orleans/Tchoupitoulas          1,091,000        2,726,000      3,817,000        314,000
  3/12/99   Louisville/Breckenridge Lane         581,000        1,424,000      2,005,000        170,000
  3/12/99   Louisville                           553,000        1,378,000      1,931,000        164,000
  3/12/99   Louisville/Poplar Level              463,000        1,173,000      1,636,000        142,000
  3/12/99   Chesapeake/Western Branch          1,273,000        3,068,000      4,341,000        359,000
  3/12/99   Centreville/Lee Hwy                1,649,000        3,956,000      5,605,000        458,000
  3/12/99   Sterling/S. Sterling Blvd          1,281,000        3,084,000      4,365,000        357,000
  3/12/99   Manassas/Sudley Road                 775,000        1,897,000      2,672,000        227,000
  3/12/99   Longmont/Wedgewood Ave               717,000        1,718,000      2,435,000        200,000

                                                                                                         Adjustments
                                                                                                          Resulting
                                                                                                            from
                                                                    Initial Cost             Costs           the
                                                           ---------------------------     Subsequent    Acquisition
   Date                                      Encum-                       Buildings &         to         of Minority
 Acquired            Description             brances            Land      Improvements     Acquisition    Interests
--------------------------------------------------------------------------------------------------------------------
  3/12/99   Fort Collins/So.College Ave                        745,000      1,739,000         70,000             0
  3/12/99   Colo Sprngs/Parkmoor Village                       620,000      1,446,000         49,000             0
  3/12/99   Colo Sprngs/Van Teylingen                        1,216,000      2,837,000         90,000             0
  3/12/99   Denver/So. Clinton St.                             462,000      1,609,000         62,000             0
  3/12/99   Denver/Washington St.                              795,000      1,846,000        248,000             0
  3/12/99   Colo Sprngs/Centennial Blvd                      1,352,000      3,155,000         34,000             0
  3/12/99   Colo Sprngs/Astrozon Court                         810,000      1,889,000        108,000             0
  3/12/99   Arvada/64th Ave                                    671,000      1,566,000         68,000             0
  3/12/99   Golden/Simms Street                                918,000      2,143,000        145,000             0
  3/12/99   Lawrence/Haskell Ave                               636,000      1,484,000         48,000             0
  3/12/99   Overland Park/Hemlock St                         1,168,000      2,725,000         62,000             0
  3/12/99   Lenexa/Long St.                                    720,000      1,644,000         28,000             0
  3/12/99   Shawnee/Hedge Lane Terrace                         570,000      1,331,000         74,000             0
  3/12/99   Mission/Foxridge Dr                              1,657,000      3,864,000         84,000             0
  3/12/99   Milwaukee/W. Dean Road                           1,362,000      3,163,000        249,000             0
  3/12/99   Columbus/Morse Road                              1,415,000      3,302,000        183,000             0
  3/12/99   Milford/Branch Hill                                527,000      1,229,000      2,181,000             0
  3/12/99   Fairfield/Dixie                                    519,000      1,211,000         50,000             0
  3/12/99   Cincinnati/Western Hills                           758,000      1,769,000        120,000             0
  3/12/99   Austin/N. Mopac Expressway                         865,000      2,791,000         51,000             0
  3/12/99   Atlanta/Dunwoody Place                           1,410,000      3,296,000        193,000             0
  3/12/99   Kennedale/Bowman Sprgs                             425,000        991,000         43,000             0
  3/12/99   Colo Sprngs/N.Powers                             1,124,000      2,622,000        110,000             0
  3/12/99   St. Louis/S. Third St                              206,000        480,000         15,000             0
  3/12/99   Orlando/L.B. Mcleod Road                           521,000      1,217,000         44,000             0
  3/12/99   Jacksonville/Roosevelt Blvd.                       851,000      1,986,000        201,000             0
  3/12/99   Miami-Kendall/SW 84th Street                       935,000      2,180,000        122,000             0
  3/12/99   North Miami Beach/69th St                        1,594,000      3,720,000        118,000             0
  3/12/99   Miami Beach/Dade Blvd                              962,000      2,245,000         69,000             0
  3/12/99   Chicago/N. Natchez Ave                           1,684,000      3,930,000        105,000             0
  3/12/99   Chicago/W. Cermak Road                           1,294,000      3,019,000        396,000             0
  3/12/99   Kansas City/State Ave                              645,000      1,505,000        103,000             0
  3/12/99   Lenexa/Santa Fe Trail Road                         713,000      1,663,000         61,000             0
  3/12/99   Waukesha/Foster Court                              765,000      1,785,000         42,000             0
  3/12/99   Chicago/West 47th St.                              705,000      1,645,000         36,000             0
  3/12/99   Carol Stream/S. Main Place                       1,320,000      3,079,000        146,000             0
  3/12/99   Carpentersville/N. Western Ave                     911,000      2,120,000         72,000             0
  3/12/99   Elgin/E. Chicago St.                               570,000      2,163,000         62,000             0
  3/12/99   Elgin/Big Timber Road                            1,347,000      3,253,000        211,000             0
  3/12/99   Chicago/S. Pulaski Road                            458,000      2,118,000        245,000             0
  3/12/99   Aurora/Business 30                                 900,000      2,097,000         95,000             0
  3/12/99   Streamwood/Old Church Road                         855,000      1,991,000         38,000             0
  3/12/99   Mt. Prospect/Central Road                          802,000      1,847,000        123,000             0
  6/1/98    Renton/SW 39th St.                                 725,000      2,196,000      1,009,000             0
  6/29/98   Pompano Bch/Center Port Circle                     795,000      2,312,000      1,342,000             0

                                                           Gross Carrying Amount
                                                           At December 31, 2001
   Date                                         ----------------------------------------      Accumulated
 Acquired            Description                  Land           Building         Total      Depreciation
---------------------------------------------------------------------------------------------------------
  3/12/99   Fort Collins/So.College Ave          745,000        1,809,000      2,554,000        209,000
  3/12/99   Colo Sprngs/Parkmoor Village         619,000        1,496,000      2,115,000        174,000
  3/12/99   Colo Sprngs/Van Teylingen          1,215,000        2,928,000      4,143,000        334,000
  3/12/99   Denver/So. Clinton St.               462,000        1,671,000      2,133,000        179,000
  3/12/99   Denver/Washington St.                795,000        2,094,000      2,889,000        230,000
  3/12/99   Colo Sprngs/Centennial Blvd        1,351,000        3,190,000      4,541,000        361,000
  3/12/99   Colo Sprngs/Astrozon Court           809,000        1,998,000      2,807,000        233,000
  3/12/99   Arvada/64th Ave                      671,000        1,634,000      2,305,000        191,000
  3/12/99   Golden/Simms Street                  918,000        2,288,000      3,206,000        267,000
  3/12/99   Lawrence/Haskell Ave                 636,000        1,532,000      2,168,000        180,000
  3/12/99   Overland Park/Hemlock St           1,168,000        2,787,000      3,955,000        320,000
  3/12/99   Lenexa/Long St.                      720,000        1,672,000      2,392,000        194,000
  3/12/99   Shawnee/Hedge Lane Terrace           570,000        1,405,000      1,975,000        167,000
  3/12/99   Mission/Foxridge Dr                1,656,000        3,949,000      5,605,000        453,000
  3/12/99   Milwaukee/W. Dean Road             1,361,000        3,413,000      4,774,000        420,000
  3/12/99   Columbus/Morse Road                1,414,000        3,486,000      4,900,000        416,000
  3/12/99   Milford/Branch Hill                  526,000        3,411,000      3,937,000        179,000
  3/12/99   Fairfield/Dixie                      519,000        1,261,000      1,780,000        152,000
  3/12/99   Cincinnati/Western Hills             758,000        1,889,000      2,647,000        224,000
  3/12/99   Austin/N. Mopac Expressway           865,000        2,842,000      3,707,000        279,000
  3/12/99   Atlanta/Dunwoody Place             1,409,000        3,490,000      4,899,000        366,000
  3/12/99   Kennedale/Bowman Sprgs               425,000        1,034,000      1,459,000        125,000
  3/12/99   Colo Sprngs/N.Powers               1,123,000        2,733,000      3,856,000        325,000
  3/12/99   St. Louis/S. Third St                206,000          495,000        701,000         61,000
  3/12/99   Orlando/L.B. Mcleod Road             521,000        1,261,000      1,782,000        151,000
  3/12/99   Jacksonville/Roosevelt Blvd.         851,000        2,187,000      3,038,000        265,000
  3/12/99   Miami-Kendall/SW 84th Street         935,000        2,302,000      3,237,000        270,000
  3/12/99   North Miami Beach/69th St          1,593,000        3,839,000      5,432,000        446,000
  3/12/99   Miami Beach/Dade Blvd                962,000        2,314,000      3,276,000        270,000
  3/12/99   Chicago/N. Natchez Ave             1,683,000        4,036,000      5,719,000        465,000
  3/12/99   Chicago/W. Cermak Road             1,293,000        3,416,000      4,709,000        453,000
  3/12/99   Kansas City/State Ave                645,000        1,608,000      2,253,000        190,000
  3/12/99   Lenexa/Santa Fe Trail Road           712,000        1,725,000      2,437,000        204,000
  3/12/99   Waukesha/Foster Court                765,000        1,827,000      2,592,000        215,000
  3/12/99   Chicago/West 47th St.                705,000        1,681,000      2,386,000        198,000
  3/12/99   Carol Stream/S. Main Place         1,319,000        3,226,000      4,545,000        376,000
  3/12/99   Carpentersville/N. Western Ave       910,000        2,193,000      3,103,000        260,000
  3/12/99   Elgin/E. Chicago St.                 569,000        2,226,000      2,795,000        247,000
  3/12/99   Elgin/Big Timber Road              1,346,000        3,465,000      4,811,000        415,000
  3/12/99   Chicago/S. Pulaski Road              458,000        2,363,000      2,821,000        233,000
  3/12/99   Aurora/Business 30                   900,000        2,192,000      3,092,000        257,000
  3/12/99   Streamwood/Old Church Road           854,000        2,030,000      2,884,000        237,000
  3/12/99   Mt. Prospect/Central Road            802,000        1,970,000      2,772,000        239,000
  6/1/98    Renton/SW 39th St.                   725,000        3,205,000      3,930,000        737,000
  6/29/98   Pompano Bch/Center Port Circle       794,000        3,655,000      4,449,000        788,000

                                                                                                         Adjustments
                                                                                                          Resulting
                                                                                                            from
                                                                    Initial Cost             Costs           the
                                                           ---------------------------     Subsequent    Acquisition
   Date                                      Encum-                       Buildings &         to         of Minority
 Acquired            Description             brances            Land      Improvements     Acquisition    Interests
--------------------------------------------------------------------------------------------------------------------
  12/9/98   Miami/NW 115th Ave                               1,095,000      2,349,000      1,434,000             0
 12/30/99   Tamarac Parkway - Denver, CO                     1,902,000      4,467,000      1,862,000             0
  3/31/99   Forest Park                                        270,000      3,378,000        981,000             0
  4/1/00    Hyattsville(Edmonson)                            1,036,000      2,653,000         28,000             0
  6/30/00   San Antonio/Broadway St                          1,131,000      4,558,000         24,000             0
 12/29/00   Chicago, IL                                      1,946,000      4,580,000      1,442,000             0
 12/30/00   Frazier, PA                                        800,000      2,933,000        404,000             0
  9/15/00   Tampa/Gunn Hwy                                   1,843,000      4,300,000         42,000             0
 12/21/00   Houston, TX (7715 Katy Frwy)                     2,274,000      5,307,000        102,000             0
 12/21/00   Houston, TX (10801 Katy Frwy)                    1,664,000      3,883,000         81,000             0
 12/21/00   Houston, TX (Main St)                            1,681,000      3,923,000         71,000             0
 12/21/00   Houston, TX (W. Loop/S. Frwy)                    2,036,000      4,750,000         86,000             0
  5/2/00    Mill Valley                                      1,412,000      3,294,000         22,000             0
  5/2/00    Culver City                                      2,439,000      5,689,000         36,000             0
  6/9/94    Chattanooga/Brainerd Road                          613,000      1,170,000        215,000             0
  6/9/94    Chattanooga/Ringgold Road                          761,000      1,433,000        381,000             0
  10/7/94   Alcoa/Airport Plaza Drive                          543,000      1,017,000        165,000             0
  1/24/95   Nashville/Elm Hill                                 338,000        791,000        345,000             0
 12/27/94   Knoxville/Chapman Highway                          753,000      1,411,000        355,000             0
 12/23/96   Nashville/Dickerson Pike                           990,000      2,440,000        177,000             0
 12/23/96   Madison/Gallatin Road                              780,000      1,922,000        177,000             0
  7/1/99    Nashville/Lafayette St                             486,000      1,135,000        140,000             0
  7/1/99    Nashville/Metroplex Dr                             380,000        886,000        103,000             0
  7/1/99    Madison/Myatt Dr                                   441,000      1,028,000         77,000             0
  7/1/99    Hixson/Highway 153                                 488,000      1,138,000        144,000             0
  7/1/99    Hixson/Gadd Rd                                     207,000        484,000        190,000             0
  7/1/99    Red Bank/Harding Rd                                452,000      1,056,000        121,000             0
  7/1/99    Nashville/Welshwood Dr                             934,000      2,179,000        127,000             0
  7/1/99    Madison/Williams Ave                             1,318,000      3,076,000        202,000             0
  7/1/99    Nashville/Mcnally Dr                               884,000      2,062,000        312,000             0
  7/1/99    Hermitage/Central Ct                               646,000      1,508,000        115,000             0
  7/1/99    Antioch/Cane Ridge Rd                              353,000        823,000        106,000             0
 12/29/00   Gardena                                          1,737,000      5,456,000         14,000             0
   9/86     Lakewood/Wadsworth - 6th                         1,070,000      3,155,000        581,000     1,027,000
   10/86    Houston/South Loop West                          1,299,000      3,491,000      1,046,000     1,366,000
   10/86    Houston/Plainfield Road                            904,000      2,319,000        686,000       920,000
   10/86    Houston/North Freeway II                           719,000      1,987,000         31,000       609,000
   10/86    Houston/Old Katy Road                            1,365,000      3,431,000        952,000     1,274,000
   10/86    Houston/Long Piont                                 451,000      1,187,000        582,000       563,000
   10/86    Austin/Research Blvd.                            1,390,000      1,710,000        503,000       672,000
   12/86    Lynnwood/196th Street SW                         1,063,000      1,602,000      5,669,000       571,000
   12/86    N. Auburn/Auburn Way N.                            606,000      1,144,000        356,000       533,000
   12/86    Gresham/Burnside & 202nd                           351,000      1,056,000        380,000       482,000
   12/86    Denver/Sheridan Blvd                             1,033,000      2,792,000        738,000     1,007,000
   12/86    Marietta/Cobb Parkway II                           536,000      2,764,000        711,000     1,016,000

                                                           Gross Carrying Amount
                                                           At December 31, 2001
   Date                                         ----------------------------------------      Accumulated
 Acquired            Description                  Land           Building         Total      Depreciation
---------------------------------------------------------------------------------------------------------
  12/9/98   Miami/NW 115th Ave                 1,101,000        3,777,000      4,878,000        802,000
 12/30/99   Tamarac Parkway - Denver, CO       1,889,000        6,342,000      8,231,000        461,000
  3/31/99   Forest Park                          270,000        4,359,000      4,629,000      1,193,000
  4/1/00    Hyattsville(Edmonson)              1,035,000        2,682,000      3,717,000        215,000
  6/30/00   San Antonio/Broadway St            1,130,000        4,583,000      5,713,000        322,000
 12/29/00   Chicago, IL                        1,937,000        6,031,000      7,968,000        222,000
 12/30/00   Frazier, PA                          800,000        3,337,000      4,137,000         13,000
  9/15/00   Tampa/Gunn Hwy                     1,842,000        4,343,000      6,185,000        220,000
 12/21/00   Houston, TX (7715 Katy Frwy)       2,275,000        5,408,000      7,683,000         13,000
 12/21/00   Houston, TX (10801 Katy Frwy)      1,666,000        3,962,000      5,628,000         10,000
 12/21/00   Houston, TX (Main St)              1,683,000        3,992,000      5,675,000          8,000
 12/21/00   Houston, TX (W. Loop/S. Frwy)      2,037,000        4,835,000      6,872,000         11,000
  5/2/00    Mill Valley                        1,410,000        3,318,000      4,728,000        211,000
  5/2/00    Culver City                        2,437,000        5,727,000      8,164,000        366,000
  6/9/94    Chattanooga/Brainerd Road            525,000        1,473,000      1,998,000        501,000
  6/9/94    Chattanooga/Ringgold Road            652,000        1,923,000      2,575,000        661,000
  10/7/94   Alcoa/Airport Plaza Drive            465,000        1,260,000      1,725,000        448,000
  1/24/95   Nashville/Elm Hill                   337,000        1,137,000      1,474,000        462,000
 12/27/94   Knoxville/Chapman Highway            645,000        1,874,000      2,519,000        642,000
 12/23/96   Nashville/Dickerson Pike             989,000        2,618,000      3,607,000        578,000
 12/23/96   Madison/Gallatin Road                780,000        2,099,000      2,879,000        479,000
  7/1/99    Nashville/Lafayette St               486,000        1,275,000      1,761,000        165,000
  7/1/99    Nashville/Metroplex Dr               379,000          990,000      1,369,000        125,000
  7/1/99    Madison/Myatt Dr                     440,000        1,106,000      1,546,000        139,000
  7/1/99    Hixson/Highway 153                   487,000        1,283,000      1,770,000        152,000
  7/1/99    Hixson/Gadd Rd                       207,000          674,000        881,000         99,000
  7/1/99    Red Bank/Harding Rd                  452,000        1,177,000      1,629,000        149,000
  7/1/99    Nashville/Welshwood Dr               933,000        2,307,000      3,240,000        279,000
  7/1/99    Madison/Williams Ave               1,317,000        3,279,000      4,596,000        392,000
  7/1/99    Nashville/Mcnally Dr                 883,000        2,375,000      3,258,000        309,000
  7/1/99    Hermitage/Central Ct                 646,000        1,623,000      2,269,000        195,000
  7/1/99    Antioch/Cane Ridge Rd                352,000          930,000      1,282,000        120,000
 12/29/00   Gardena                            1,736,000        5,471,000      7,207,000        865,000
   9/86     Lakewood/Wadsworth - 6th           1,069,000        4,764,000      5,833,000      2,461,000
   10/86    Houston/South Loop West            1,298,000        5,904,000      7,202,000      3,125,000
   10/86    Houston/Plainfield Road              903,000        3,926,000      4,829,000      2,034,000
   10/86    Houston/North Freeway II             661,000        2,685,000      3,346,000      1,441,000
   10/86    Houston/Old Katy Road              1,364,000        5,658,000      7,022,000      3,067,000
   10/86    Houston/Long Piont                   451,000        2,332,000      2,783,000      1,265,000
   10/86    Austin/Research Blvd.              1,389,000        2,886,000      4,275,000      1,472,000
   12/86    Lynnwood/196th Street SW           1,303,000        7,602,000      8,905,000      1,434,000
   12/86    N. Auburn/Auburn Way N.              605,000        2,034,000      2,639,000      1,072,000
   12/86    Gresham/Burnside & 202nd             350,000        1,919,000      2,269,000        969,000
   12/86    Denver/Sheridan Blvd               1,033,000        4,537,000      5,570,000      2,295,000
   12/86    Marietta/Cobb Parkway II             535,000        4,492,000      5,027,000      2,247,000

                                      F-61

                                                                                                         Adjustments
                                                                                                          Resulting
                                                                                                            from
                                                                    Initial Cost             Costs           the
                                                           ---------------------------     Subsequent    Acquisition
   Date                                      Encum-                       Buildings &         to         of Minority
 Acquired            Description             brances            Land      Improvements     Acquisition    Interests
--------------------------------------------------------------------------------------------------------------------
   12/86    Hillsboro/T.V. Highway                             461,000        574,000        249,000       414,000
   11/86    Arleta/Osborne Street                              987,000        663,000        259,000       290,000
   4/87     City Of Industry/Amar                              748,000      2,052,000        426,000       702,000
   3/87     Annandale/Ravensworth                              679,000      1,621,000        246,000       596,000
   5/87     Oklahoma City/W. Hefner                            459,000        941,000        232,000       417,000
   12/86    San Antonio/West Sunset Road                     1,206,000      1,594,000        547,000       649,000
   8/86     Hammond/Calumet                                     97,000        751,000        491,000       366,000
   7/86     Portland/Johns Landing Area                        663,000      1,637,000       (30,000)       538,000
   8/84     Kaplan (Irving)                                    677,000      1,592,000      3,306,000       639,000
  4/17/01   Philadelphia/Aramingo & Wheatshe                   968,000      4,555,000              0             0
  6/18/01   Silver Springs/Prosperity                        1,065,000      5,391,000              0             0
  4/18/01   Largo/Walsingham Road                            1,000,000      3,554,000              0             0
  7/29/01   Miami/SW 85th Av(Dixie Hwy) US                   2,755,000      4,964,000              0             0
  6/19/01   Tampa/W. Waters Ave & Wilsky                       953,000      3,792,000              0             0
 12/29/01   Sacremento/Roseville                               876,000      5,344,000              0             0
 12/29/01   Old Bridge/Rte 9-N.Of Sprng Vl                   1,243,000      4,718,000              0             0
  8/28/01   Hoover/John Hawkins Pkwy                         1,050,000      2,455,000          7,000             0



Other Properties

            Glendale/Western Avenue                          1,622,000      3,771,000     12,107,000             0
 12/13/99   Burlingame                                       4,043,000      9,434,000      1,274,000             0
 12/30/99   West Palm Beach                                    984,000      2,358,000         47,000             0
 12/30/99   St. Petersburg                                     932,000      2,766,000         70,000             0
 04/28/00   San Diego/Sorrento                               1,282,000      3,016,000       (84,000)             0
 05/04/00   Van Nuys/Oxnard                                    495,000      1,155,000          3,000             0
 01/00/00   Construction in Progress                                 0              0    151,182,000             0

                                           -------------------------------------------------------------------------
                                           $23,802,000  $1,152,078,000  $2,717,451,000  $524,334,000  $188,373,000
                                           =========================================================================

                                                           Gross Carrying Amount
                                                           At December 31, 2001
   Date                                         ----------------------------------------      Accumulated
 Acquired            Description                  Land           Building         Total      Depreciation
---------------------------------------------------------------------------------------------------------
   12/86    Hillsboro/T.V. Highway               461,000        1,237,000      1,698,000        695,000
   11/86    Arleta/Osborne Street                986,000        1,213,000      2,199,000        625,000
   4/87     City Of Industry/Amar                748,000        3,180,000      3,928,000        882,000
   3/87     Annandale/Ravensworth                679,000        2,463,000      3,142,000      1,239,000
   5/87     Oklahoma City/W. Hefner              459,000        1,590,000      2,049,000        786,000
   12/86    San Antonio/West Sunset Road       1,206,000        2,790,000      3,996,000      1,400,000
   8/86     Hammond/Calumet                       97,000        1,608,000      1,705,000        798,000
   7/86     Portland/Johns Landing Area          663,000        2,145,000      2,808,000      1,048,000
   8/84     Kaplan (Irving)                      677,000        5,537,000      6,214,000      1,542,000
  4/17/01   Philadelphia/Aramingo & Wheatshe     968,000        4,555,000      5,523,000        122,000
  6/18/01   Silver Springs/Prosperity          1,065,000        5,391,000      6,456,000        162,000
  4/18/01   Largo/Walsingham Road              1,000,000        3,554,000      4,554,000         95,000
  7/29/01   Miami/SW 85th Av(Dixie Hwy) US     2,755,000        4,964,000      7,719,000         83,000
  6/19/01   Tampa/W. Waters Ave & Wilsky         953,000        3,792,000      4,745,000         76,000
 12/29/01   Sacremento/Roseville                 876,000        5,344,000      6,220,000         36,000
 12/29/01   Old Bridge/Rte 9-N.Of Sprng Vl     1,243,000        4,718,000      5,961,000         16,000
  8/28/01   Hoover/John Hawkins Pkwy           1,050,000        2,462,000      3,512,000         33,000



Other Properties

            Glendale/Western Avenue            1,616,000       15,884,000     17,500,000     11,608,000
 12/13/99   Burlingame                         4,041,000       10,710,000     14,751,000      1,213,000
 12/30/99   West Palm Beach                      913,000        2,476,000      3,389,000        197,000
 12/30/99   St. Petersburg                       935,000        2,833,000      3,768,000        302,000
 04/28/00   San Diego/Sorrento                 1,023,000        3,191,000      4,214,000        246,000
 05/04/00   Van Nuys/Oxnard                      495,000        1,158,000      1,653,000         69,000
 01/00/00   Construction in Progress          30,001,000      121,181,000    151,182,000              0

                                           -------------------------------------------------------------
                                           $1,195,112,000  $3,387,124,000  $4,582,236,000  $819,932,000
                                           =============================================================

                                      F-62