Form 10-Q
period 2002-03-31
PUBLIC STORAGE INC /CA
filed 2002-05-15
CIK 318380

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2002
                               --------------

                                       or

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

                                [ X ] Yes [ ] No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of May 1, 2002:

Common Stock, $.10 Par Value - 115,867,068 shares
-------------------------------------------------

Class B Common Stock, $.10 Par Value - 7,000,000 shares
-------------------------------------------------------

Depositary Shares Each Representing 1/1,000 of a Share of Equity Stock, Series
------------------------------------------------------------------------------
A, $.01 Par Value - 8,776,102 depositary shares (representing 8,776.102 shares
------------------------------------------------------------------------------
of Equity Stock, Series A)
--------------------------

Equity Stock, Series AA, $.01 Par Value - 225,000 shares
--------------------------------------------------------

Equity Stock, Series AAA, $.01 Par Value - 4,289,544 shares
-----------------------------------------------------------

                              PUBLIC STORAGE, INC.

                                      INDEX


                                                                           Pages
                                                                           -----
PART I. FINANCIAL INFORMATION
        ---------------------

Item 1.       Financial Statements

              Condensed Consolidated Balance Sheets at
                  March 31, 2002 and December 31, 2001                         1

              Condensed Consolidated Statements of Income for the
                  Three Months Ended March 31, 2002 and 2001                   2

              Condensed Consolidated Statements of Shareholders' Equity
                  for the Three Months Ended March 31, 2002                    3

              Condensed Consolidated Statements of Cash Flows
                  for the Three Months Ended March 31, 2002 and 2001           4

              Notes to Condensed Consolidated Financial Statements        5 - 22

Item 2.       Management's Discussion and Analysis of
                  Financial Condition and Results of Operations          23 - 40

Item 2A.      Risk Factors                                               41 - 43

PART II. OTHER INFORMATION (Items 1, 2, 4 and 5 are not applicable)
         -----------------

Item 3.       Qualitative and Quantitative Disclosures about Market Risk      44

Item 6.       Exhibits and Reports on Form 8-K                           45 - 51

                              PUBLIC STORAGE, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    (Amounts in thousands, except share data)

                                                                                    March 31,    December 31,
                                                                                      2002           2001
                                                                                  ------------   ------------
                                       ASSETS                                     (Unaudited)
                                       ------

Cash and cash equivalents .....................................................   $   192,281    $    49,347
Real estate facilities, at cost:
   Land .......................................................................     1,277,720      1,165,111
   Buildings ..................................................................     3,547,821      3,265,943
                                                                                  ------------   ------------
                                                                                    4,825,541      4,431,054
   Accumulated depreciation ...................................................      (860,665)      (819,932)
                                                                                  ------------   ------------
                                                                                    3,964,876      3,611,122
Construction in process .......................................................        89,226        121,181
Land held for development .....................................................        30,001         30,001
                                                                                  ------------   ------------
          Total real estate ...................................................     4,084,103      3,762,304

Investment in real estate entities ............................................       321,795        479,300
Goodwill ......................................................................        78,204         78,204
Intangible assets, net ........................................................       122,846        124,497
Mortgage notes receivable, including amounts due from affiliates ..............        24,323         59,344
Other assets ..................................................................        69,695         72,883
                                                                                  ------------   ------------
              Total assets ....................................................   $ 4,893,247    $ 4,625,879
                                                                                  ============   ============

                       LIABILITIES AND SHAREHOLDERS' EQUITY
Notes payable .................................................................   $   128,076    $   143,552
Borrowings on line of credit ..................................................          --           25,000
Accrued and other liabilities .................................................        99,453         93,143
                                                                                  ------------   ------------
         Total liabilities ....................................................       227,529        261,695
Minority interest:
   Preferred partnership interests ............................................       285,000        285,000
   Other partnership interests ................................................       183,077        169,601
Commitments and contingencies
Shareholders' equity:
   Cumulative Preferred Stock, $0.01 par value, 50,000,000 shares authorized,
     11,168,500 shares issued in series and outstanding (11,156,500 at December
     31, 2001), at liquidation preference: ....................................     1,840,150      1,540,150
   Common Stock, $0.10 par value, 200,000,000 shares authorized, 115,254,809
     shares issued and outstanding (114,961,915 at December 31, 2001) .........        11,525         11,496
   Equity Stock, Series A, $0.01 par value, 200,000,000 shares authorized,
     8,776.102 shares issued and outstanding ..................................          --             --
   Class B Common Stock, $0.10 par value, 7,000,000 shares authorized and .....           700            700
     outstanding
   Paid-in capital ............................................................     2,322,732      2,325,898
   Cumulative net income ......................................................     1,798,724      1,711,269
   Cumulative distributions paid ..............................................    (1,776,190)    (1,679,930)
                                                                                  ------------   ------------
         Total shareholders' equity ...........................................     4,197,641      3,909,583
                                                                                  ------------   ------------
              Total liabilities and shareholders' equity ......................   $ 4,893,247    $ 4,625,879
                                                                                  ============   ============

                            See accompanying notes.
                                       1

                              PUBLIC STORAGE, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                  (Amounts in thousands, except per share data)

                                   (Unaudited)

                                                                                         For the Three Months Ended
                                                                                                 March 31,
                                                                                    ------------------------------------
                                                                                         2002                 2001
                                                                                    ---------------      ---------------
Revenues:
     Rental income:
         Self-storage facilities.............................................       $      188,907       $      171,829
         Commercial properties...............................................                3,071                3,057
         Containerized storage facilities....................................               11,699               10,073
         Tenant reinsurance..................................................                4,575                    -
     Equity in earnings of real estate entities..............................                7,015                9,272
     Interest and other income...............................................                1,708                3,608
                                                                                    ---------------      ---------------
                                                                                           216,975              197,839
                                                                                    ---------------      ---------------
Expenses:
     Cost of operations:
         Self-storage facilities.............................................               58,595               56,474
         Commercial properties...............................................                1,114                  950
         Containerized storage facilities....................................                9,318                9,473
         Tenant reinsurance..................................................                2,293                    -
     Depreciation and amortization...........................................               43,997               39,622
     General and administrative..............................................                4,000                5,584
     Interest expense........................................................                1,102                  971
                                                                                    ---------------      ---------------
                                                                                           120,419              113,074
                                                                                    ---------------      ---------------
Income before minority interest and disposition gain.........................               96,556               84,765
Minority interest in income:
     Preferred partnership interests.........................................               (6,726)              (8,505)
     Other partnership interests.............................................               (4,616)              (3,193)
                                                                                    ---------------      ---------------

Income before disposition gain...............................................               85,214               73,067
Gain on disposition of real estate investments...............................                2,241                1,568
                                                                                    ---------------      ---------------

Net income...................................................................       $       87,455       $       74,635
                                                                                    ===============      ===============
Net income allocation:
     Allocable to preferred shareholders.....................................       $       35,840       $       28,036
     Allocable to equity shareholders, Series A..............................                5,375                3,452
     Allocable to common shareholders........................................               46,240               43,147
                                                                                    ---------------      ---------------
                                                                                    $       87,455       $       74,635
                                                                                    ===============      ===============
Per common share:
     Net income per common share - Basic.....................................       $        0.38        $        0.34
                                                                                    ===============      ===============
     Net income per common share - Diluted...................................       $        0.37        $        0.34
                                                                                    ===============      ===============
     Net income per depository shares of Equity Stock, Series A
      - Basic and diluted....................................................       $        0.61        $        0.61
                                                                                    ===============      ===============
     Weighted average common shares - Basic..................................              121,946              128,114
                                                                                    ===============      ===============
     Weighted average common shares - Diluted................................              124,065              128,699
                                                                                    ===============      ===============
     Weighted average depository shares of Equity Stock, Series A
      - Basic and diluted....................................................                8,776                5,636
                                                                                    ===============      ===============

                            See accompanying notes.
                                       2

                              PUBLIC STORAGE, INC.
            CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                    For the three months ended March 31, 2002
                    (Amounts in thousands, except share data)

                                   (Unaudited)

                                                              Cumulative
                                                                Senior                            Class B
                                                              Preferred            Common         Common        Paid-in
                                                                Stock              Stock           Stock        Capital
                                                            ---------------     ------------   ------------- --------------
Balances at December 31, 2001..........................       $1,540,150          $11,496           $700       $2,325,898

Issuance of preferred stock, net of issuance costs:
   Series T (6,000 shares).............................          150,000               -               -          (4,925)
   Series U (6,000 shares).............................          150,000               -               -          (4,925)

Issuance of Common Stock - Options exercised (303,894
   shares).............................................                -              30               -           7,064

Repurchase of common stock (11,000 shares).............                -              (1)              -            (380)

Net income.............................................                -               -               -               -

Cash distributions:
   Cumulative Senior Preferred Stock...................                -               -               -               -
   Equity Stock, Series A..............................                -               -               -               -
   Class B Common Stock................................                -               -               -               -
   Common Stock........................................                -               -               -               -
                                                            ---------------     ------------   ------------- --------------
Balances at March 31, 2002.............................       $1,840,150         $11,525            $700      $2,322,732
                                                            ===============     ============   ============= ==============

                                                                                                   Total
                                                              Cumulative       Cumulative      Shareholders'
                                                              Net Income     Distributions        Equity
                                                            --------------- ---------------   ---------------
Balances at December 31, 2001..........................       $1,711,269     $(1,679,930)       $3,909,583

Issuance of preferred stock, net of issuance costs:
   Series T (6,000 shares).............................                -               -           145,075
   Series U (6,000 shares).............................                -               -           145,075

Issuance of Common Stock - Options exercised (303,894
   shares).............................................                -               -             7,094

Repurchase of common stock (11,000 shares).............                -               -              (381)

Net income.............................................           87,455               -            87,455

Cash distributions:
   Cumulative Senior Preferred Stock...................                -         (35,840)          (35,840)
   Equity Stock, Series A..............................                -          (5,375)           (5,375)
   Class B Common Stock................................                -          (3,056)           (3,056)
   Common Stock........................................                -         (51,989)          (51,989)
                                                            --------------- ---------------   ---------------
Balances at March 31, 2002.............................       $1,798,724     $(1,776,190)       $4,197,641
                                                            =============== ===============   ===============

                            See accompanying notes.
                                       3

                              PUBLIC STORAGE, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Amounts in thousands)

                                   (Unaudited)

                                                                                 For the Three Months Ended
                                                                                         March 31,
                                                                            -----------------------------------
                                                                                 2002                 2001
                                                                            --------------       --------------
Cash flows from operating activities:
   Net income......................................................         $      87,455        $      74,635
   Adjustments to reconcile net income to net cash provided by operating activities:
     Less gain on disposition of real estate investments...........                (2,241)              (1,568)
     Depreciation and amortization.................................                43,997               39,622
     Depreciation included in equity in earnings of real estate                     6,371                5,275
       entities....................................................
     Minority interest in income...................................                11,342               11,698
     Other.........................................................                 5,225              (19,362)
                                                                            --------------       --------------
         Total adjustments.........................................                64,694               35,665
                                                                            --------------       --------------
             Net cash provided by operating activities.............               152,149              110,300
                                                                            --------------       --------------

Cash flows from investing activities:
     Principal payments received on notes receivable...............                35,021                1,929
     Business combinations (Note 3)................................              (152,327)                   -
     Capital improvements to real estate facilities................                (3,968)              (4,814)
     Construction in process and acquisition of land held for
       development.................................................               (22,796)             (53,609)
     Acquisition of minority interests.............................                  (437)             (10,263)
     Acquisition of real estate facilities.........................                (5,052)                   -
     Acquisition of investments in real estate entities............                (6,861)             (11,494)
     Proceeds from the sale of real estate facilities..............                     -                9,102
     Other investments.............................................                  (397)              (3,705)
                                                                            --------------       --------------
             Net cash used in investing activities.................              (156,817)             (72,854)
                                                                            --------------       --------------

Cash flows from financing activities:
     Net (paydowns) borrowings on revolving line of credit.........               (25,000)              25,000
     Principal payments on notes payable...........................               (15,476)                (740)
     Net proceeds from the issuance of common stock................                 7,094                    -
     Net proceeds from the issuance of preferred stock.............               290,150              166,966
     Repurchase of common stock....................................                  (381)            (205,057)
     Distributions paid to shareholders............................               (96,260)             (59,445)
     Distributions paid to minority interests......................               (13,597)             (13,456)
     Net reinvestment of minority interest.........................                 1,072                  296
                                                                            --------------       --------------
              Net cash provided by (used in) financing activities..               147,602              (86,436)
                                                                            --------------       --------------

Net increase (decrease) in cash and cash equivalents...............               142,934              (48,990)
Cash and cash equivalents at the beginning of the period...........                49,347               89,467
                                                                            --------------       --------------
Cash and cash equivalents at the end of the period.................         $     192,281        $      40,477
                                                                            ==============       ==============

Supplemental schedule of non-cash investing and financing activities:

Business Combinations (Note 3):
    Real estate facilities.......................................           $    (330,426)       $           -
    Other assets.................................................                  (2,175)                   -
    Accrued and other liabilities................................                   5,232                    -
    Minority interest............................................                  14,806                    -
    Reduction in investment in real estate entities..............                 160,236

                            See accompanying notes.
                                       4

                              PUBLIC STORAGE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2002

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

              We invest in real estate facilities by acquiring wholly owned facilities or by acquiring interests in real estate entities which own facilities. At March 31, 2002, we had direct and indirect equity interests in 1,392 self-storage facilities located in 37 states and operating under the "Public Storage" name. We also have direct and indirect equity interests in approximately 15.2 million net rentable square feet of commercial space.

2.   Summary of significant accounting policies
     ------------------------------------------

     Basis of presentation
     ---------------------

              The consolidated financial statements include the accounts of the Company and 35 controlled entities (the "Consolidated Entities"). Collectively, the Company and the Consolidated Entities own a total of 1,361 real estate facilities, consisting of 1,356 self-storage facilities and five commercial properties.

              At March 31, 2002, we had equity investments in eight limited partnerships in which we do not have a controlling interest. These limited partnerships collectively own 36 self-storage facilities, which are managed by the Company. In addition, we own approximately 44% of the common equity of PS Business Parks, Inc. ("PSB"), which owns and operates 14.8 million net rentable square feet of commercial space at March 31, 2002. We do not control these entities. Accordingly, our investments in these limited partnerships and PSB are accounted for using the equity method.

              Certain amounts previously reported have been reclassified to conform to the March 31, 2002 presentation.

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

     Income taxes
     ------------

              For all taxable years subsequent to 1980, the Company qualified and intends to continue to qualify as a REIT, as defined in Section 856 of the Internal Revenue Code. As a REIT, we are not taxed on that portion of our taxable income, which is distributed to our shareholders, provided that we meet certain tests. We believe we will meet these tests during 2002 and, accordingly, no provision for income taxes has been made in the accompanying financial statements.

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

     Evaluation of asset impairment
     ------------------------------

              In October 2001, the Financial Accounting Standards Board (FASB) issued Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." In June 2001, the FASB issued Statement of Financial Accounting Standard No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). We adopted these statements effective January 1, 2002.

              We evaluate our long-lived assets on a quarterly basis for indicators of impairment. When indicators of impairment are detected in our evaluation, we evaluate the recoverability of such long-lived assets. We determine the assets' recoverable amount based upon a) the fair value of our goodwill or b) the estimated undiscounted cash flows of our other long-lived assets. An impairment charge is booked for the excess of book value (if any) over the asset's recoverable amount. We determine the recoverability of our goodwill in this manner on a quarterly basis regardless of the existence of indicators of impairment. The Company has determined at March 31, 2002 that no such impairments existed and, accordingly, no impairment charges have been recorded.

              Statement No. 144 also addresses the accounting for long-lived assets that are likely to be disposed of before the end of their previously estimated useful life. Such assets are to be reported at the lower of their carrying amount or fair value, less cost to sell. Our evaluations have determined that there are no such impairments at March 31, 2002.

     Other assets
     ------------

              Other assets primarily consist of furniture, fixtures, equipment, and other such assets associated with the containerized storage facilities business as well as accounts receivable, prepaid expenses, and other such assets of the Company. Included in other assets with respect to the containerized storage business is furniture, fixtures, and equipment (net of accumulated depreciation) of $32,876,000 and $30,699,000 at March 31, 2002 and December 31, 2001, respectively. Included in depreciation and amortization expense for the three months ended March 31, 2002 and 2001 is $1,613,000 and $1,339,000, respectively, of depreciation of furniture, fixtures, and equipment of the containerized storage business.

     Intangible assets and goodwill
     ------------------------------

              The Company conforms to SFAS 142 in accounting for its goodwill and other intangibles. Intangible assets consist of property management contracts ($165,000,000) and the excess of acquisition cost over the fair value of net tangible and identifiable intangible assets or "goodwill" ($94,719,000) acquired in business combinations.

              Prior to December 31, 2001, the Company amortized its goodwill using the straight-line method over a 25 year life. The Company's goodwill has an indeterminate life and, in accordance with the provisions of SFAS 142, amortization of goodwill ceased effective January 1, 2002. Our other intangibles continue to be amortized over a 25 year period.

              Goodwill is net of accumulated amortization of $16,515,000 at March 31, 2002 and December 31, 2001. At March 31, 2002, property management contracts are net of accumulated amortization of $42,154,000 ($40,503,000 at December 31, 2001). Included in depreciation and amortization expense for each of the three months ended March 31, 2002 and 2001 is $1,651,000 with respect to the amortization of property management contracts. In addition, $677,000 is included in depreciation and amortization expense for the three months ended March 31, 2001, relating to the amortization of goodwill.

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

     Net income per common share
     ---------------------------

              Dividends paid to our preferred shareholders totaling $35,840,000 and $28,036,000 for the three months ended March 31, 2002 and 2001, respectively, have been deducted from net income to arrive at net income allocable to our common shareholders.

              Net income allocated to our common shareholders has been further allocated among our two classes of common stock; our regular common stock and our Equity Stock, Series A. The allocation among each class was based upon the two-class method. Under the two-class method, earnings per share for each class of common stock is determined according to dividends declared (or accumulated) and participation rights in undistributed earnings. Under the two-class method, the Equity Stock, Series A was allocated approximately $5,375,000 (based on dividends paid) of net income and the remaining $46,240,000 was allocated to the regular common shares for the three months ended March 31, 2002. For the three months ended March 31, 2001, the Equity Stock, Series A was allocated approximately $3,452,000 (based on dividends paid) in net income and the remaining $43,147,000 was allocated to the regular common shares.

              Basic net income per share is computed using the weighted average common shares (prior to the dilutive impact of stock options outstanding). Diluted net income per common share is computed using the weighted average common shares outstanding (adjusted for stock options). Distributions per share of Class B common stock are equal to 97% of the per share distribution paid to the Company's regular common shares. As a result of this participation in distribution of earnings, for purposes of computing net income per common share, the Company includes 6,790,000 (7,000,000 x 97%) Class B common shares in the weighted average common equivalent shares for each of the three months ended March 31, 2001 and 2002.

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

3.   Business Combinations
     ---------------------

     Development Joint Venture
     -------------------------

              On January 16, 2002, we acquired the remaining 70% interest we did not own in the Development Joint Venture. The aggregate cost of this business combination was $268,209,000, consisting of our pre-existing investment in the Development Joint Venture of $115,131,000 and cash of $153,078,000. This acquisition was completed in order to expand the Company's real estate investments. The Development Joint Venture was formed in April 1997 and was funded with equity capital consisting of 30% from the Company and 70% from an institutional investor, and owns 47 storage facilities. Prior to January 16, 2002, we accounted for our investment in the Development Joint Venture using the equity method of accounting.

     Other Partnerships
     ------------------

              As a result of obtaining a controlling ownership interest, we began to consolidate the accounts of two publicly-held limited partnerships owning 31 self-storage facilities in which we are the general partner, effective January 1, 2002. Our $45,105,000 investment at December 31, 2001 was allocated first to the $751,000 cash held by these entities, with the remaining $44,354,000 allocated to the other assets, liabilities, and minority interests of these entities as described in the table below. Previously, we accounted for our investment in these entities using the equity method of accounting.

     PS Insurance Company
     --------------------

              On December 31, 2001, we acquired all of the capital stock of PS Insurance Company, Ltd. ("PS Insurance Company"), which reinsures policies against losses to goods stored by tenants in our self-storage facilities and which owned, and continues to own, 301,032 shares of the Company's common stock. The 301,032 shares owned by this entity are eliminated in consolidation.

              Each of the transactions indicated above has been accounted for using the purchase method. Accordingly, allocations of our acquisition cost (consisting of our preexisting investment and the cost of acquisition of interests acquired in connection with the transaction) was allocated to the net assets acquired based upon the fair value of such assets and liabilities assumed with respect to the transactions. Accordingly, allocations of the total acquisition cost to the net assets acquired were made based upon the fair value of such assets and liabilities assumed. The allocations were as follows with respect to the business combinations completed in the three months ended March 31, 2002:

                                               Development         Other
                                              Joint Venture     Partnerships        Total
                                             ---------------   --------------  ---------------
                                                          (amounts in thousands)
 2002 BUSINESS COMBINATIONS:
     Real estate facilities...............      $  269,898       $   60,528      $  330,426
     Minority interests...................               -          (14,806)        (14,806)
     Other assets.........................           1,122            1,053           2,175
     Accrued and other liabilities........          (2,811)          (2,421)         (5,232)
                                             ---------------   --------------  ---------------
                                                $  268,209       $   44,354      $  312,563
                                             ===============   ==============  ===============

              The historical operating results of the above acquisitions prior to each respective acquisition date have not been included in the Company's historical operating results. Pro forma data (unaudited) for the three months ended March 31, 2002 and 2001 as though the business combinations above had been effective at the beginning of fiscal 2001 are as follows:

                                                      For the Three Months
                                                         Ended March 31,
                                            ------------------------------------
                                                  2002                 2001
                                            ---------------      ---------------
                                            (in thousands except per share data)
Revenues...................................    $214,674           $212,267
Net income.................................    $ 87,232           $ 75,238
Net income per common share (Basic)........    $   0.38           $   0.34
Net income per common share (Diluted)......    $   0.37           $   0.34

              The pro forma data does not purport to be indicative either of results of operations that would have occurred had the transactions occurred at the beginning of fiscal 2001 or future results of operations of the Company. Certain pro forma adjustments were made to the combined historical amounts to reflect (i) expected reductions in general and administrative expenses, (ii) estimated increased interest expense from bank borrowings to finance the cash portion of the acquisition cost and
     (iii) estimated increase in depreciation expense.

4.   Real estate facilities
     ----------------------

              Activity in real estate facilities during 2002 is as follows:

                                                              In thousands
                                                            ---------------
Operating facilities, at cost:
  Balance at December 31, 2001....................          $    4,431,054
  Developed facilities............................                  54,751
  Property acquisitions:
     Business combinations (Note 3)...............                 330,426
     From third parties...........................                   5,052
  Acquisition of minority interests (Note 7)......                     290
  Capital improvements............................                   3,968
                                                            ---------------
  Balance at March 31, 2002.......................               4,825,541
                                                            ---------------

Accumulated depreciation:
  Balance at December 31, 2001....................                (819,932)
  Additions during the year.......................                 (40,733)
                                                            ---------------
  Balance at March 31, 2002.......................                (860,665)
                                                            ---------------

Construction in process:
  Balance at December 31, 2001....................                 121,181
  Current development.............................                  22,796
  Developed facilities............................                 (54,751)
                                                            ---------------
  Balance at March 31, 2002.......................                  89,226
                                                            ---------------

Land held for development:
  Balance at December 31, 2001 and  March 31, 2002                  30,001
                                                            ---------------
  Total real estate facilities....................          $    4,084,103
                                                            ===============

              During the three months ended March 31, 2002, we opened six newly developed facilities with approximately 466,000 aggregate net rentable square feet with an aggregate cost of $38,742,000, and expansions of storage facilities with an aggregate cost of $16,009,000. In addition, we acquired two self-storage facilities, in separate transactions, having an aggregate of approximately 104,000 net rentable square feet for $5,052,000 cash.

              Construction in process at March 31, 2002 consists primarily of 33 storage facilities and five expansion projects to existing self-storage facilities. In addition, we have 12 parcels of land held for development with total costs of approximately $30,001,000.

              Our policy is to capitalize interest incurred on debt during the course of construction of our self-storage facilities. Interest capitalized during the three months ended March 31, 2002 was $1,846,000 compared to $2,110,000 for the same period in 2001.

5.   Investment in real estate entities
     ----------------------------------

              At March 31, 2002, our investment in real estate entities consist of ownership interests in eight partnerships, which principally own self-storage facilities, and our ownership interest in PSB (defined below). These interests are non-controlling interests of less than 50% and are accounted for using the equity method of accounting. Accordingly, earnings are recognized based upon our ownership interest in each of the partnerships. The accounting policies of these entities are similar to the Company's.

              During the three months ended March 31, 2002 and 2001, we recognized earnings from our investments of $7,015,000 and $9,272,000, respectively. During the three months ended March 31, 2002 and 2001, respectively, we received cash distributions totaling $6,566,000 and $3,533,000. We invested a total of $41,000 in the three months ended March 31, 2002. In addition, we recorded our pro-rata share of PSB's gain on sale of real estate in the amount of $2,241,000 during the three months ended March 31, 2002.

              The following table sets forth our investments in real estate entities at March 31, 2002 and December 31, 2001, and our Equity in Earnings of Real Estate Entities for the three months ended March 31, 2002 and 2001 (amounts in thousands):

                                                                       Equity in Earnings of Real Estate
                                    Investments in Real Estate        Entities for the Three Months Ended
                                           Entities at                             March 31,
                                    ---------------------------       -----------------------------------
                                     March 31,      December 31,
                                       2002             2001               2002                  2001
                                    -----------     -----------       --------------       --------------
 PSB......................          $  270,206      $ 267,472            $   5,565           $   6,104
 Disposed Investments (a).                   -        160,013                  223               2,221
 Other Investments........              51,589         51,815                1,227                 947
                                    -----------     -----------       --------------       --------------
     Total................          $  321,795      $ 479,300            $   7,015           $   9,272
                                    ===========     ===========       ==============       ==============

                  (a) As described in Note 3, in the first quarter of 2002 we began consolidating the results of the Development Joint Venture and two other partnerships, and as a result eliminated our preexisting investment in the three months ended March 31, 2002.

     Investment in PSB
     -----------------

              At March 31, 2002, the Company and the Consolidated Entities have a 44% common equity interest in PS Business Parks, Inc., a REIT traded on the American Stock Exchange, and an operating partnership controlled by PS Business Parks, Inc. (collectively, the REIT and the operating partnership are referred to as "PSB"). This 44% common equity interest is comprised of the ownership of 5,418,273 shares of common stock and 7,305,355 limited partnership units in the operating partnership. These limited partnership units are convertible at our option, subject to certain conditions, on a one-for-one basis into PSB common stock. Based upon PSB's trading price at March 31, 2002 ($34.75), the shares and units had a market value of approximately $442.1 million.

              At March 31, 2002, PSB owned and operated 14.8 million net rentable square feet of commercial space located in nine states. PSB also manages the commercial space owned by the Company and the Consolidated Entities.

              For the three months ended March 31, 2002 and 2001, respectively, we received a total of $5,072,000 and $3,175,000 in distributions from PSB. In addition, during the three months ended March 31, 2002, we recognized a gain of $2,241,000, representing our pro-rata share of PSB's gain on sale of real estate investments. This gain is presented as "Gain on disposition of real estate and real estate investments" on our condensed consolidated statements of income.

              The following table sets forth the condensed consolidated statements of operations and the condensed consolidated balance sheets of PSB. These amounts below represent 100% of PSB's balances and not our pro-rata share.


PSB
---                                                                For the three months ended
                                                                           March 31,
                                                              ----------------------------------
                                                                   2002                2001
                                                              ---------------    ---------------
                                                                  (Amounts in thousands)

   Total revenue........................................      $       50,867     $     39,475
   Gain on disposition of real estate investments.......               5,391                15
   Cost of operations and other expenses................             (16,734)          (11,956)
   Depreciation and amortization........................             (13,978)           (9,646)
   Minority interest....................................              (8,844)           (6,423)
                                                              ---------------    ---------------
     Net income.........................................      $       16,702     $     11,465
                                                              ===============    ===============

                                                                At March 31,     At December 31,
                                                                    2002               2001
                                                              ---------------    ---------------
   Total assets (primarily real estate).................      $    1,236,280     $  1,169,955
   Total debt...........................................             178,140           165,145
   Other liabilities....................................              40,833            45,188
   Preferred equity and preferred minority interests....             368,750           318,750
   Common equity and common minority interest...........             648,557           640,872


     Disposed Investments
     --------------------

              As described in Note 3, effective in the first quarter of 2002, we began consolidating the results of the Development Joint Venture and two other partnerships, and as a result eliminated our preexisting investment of $160,236,000 ($160,013,000 at December 31, 2001). Prior to their respective dates of consolidation, these entities were accounted for on the equity method of accounting. The Company's operating results and investments with respect to these entities are included as the "Disposed Investments" in the table "Investment in Real Estate Entities".

     Other Investments
     -----------------

              At March 31, 2002, the Other Investments consists primarily of an average 38% common equity ownership in eight limited partnerships (collectively, the "Other Investments") owning an aggregate of 36 storage facilities.

              During the three months ended March 31, 2002, we invested a total of $41,000 in the Other Investments. During the three months ended March 31, 2002 and 2001, respectively, we received a total of $1,494,000 and $358,000 in distributions from the Other Investments. During the three months ended March 31, 2002 and 2001, we recorded income from our investments of $1,227,000 and $947,000, respectively.

              The following table sets forth certain condensed financial information (representing 100% of these entities' balances and not our pro-rata share) with respect to the Other Investments:

 Other Investments
 -----------------                                     For the three months ended
                                                                March 31,
                                                    --------------------------------
                                                        2002                2001
                                                    -------------      -------------
                                                          (Amounts in thousands)
    Total revenue...........................        $      6,725       $      6,172
    Cost of operations and other expenses...              (2,425)            (2,376)
    Depreciation and amortization...........                (630)              (638)
                                                    -------------      -------------
      Net income............................        $      3,670       $      3,158
                                                    =============      =============

                                                     At March 31,     At December 31,
                                                        2002                2001
                                                    -------------      -------------
                                                          (Amounts in thousands)
    Total assets (primarily storage facilities)     $     62,183       $     61,046
    Total debt..............................               9,782             11,357
    Other liabilities.......................               1,755              1,234
    Partners' equity........................              50,646             48,456


6.   Revolving line of credit
     ------------------------

              Our $200 million revolving line of credit (the "Credit Agreement") has a maturity date of October 31, 2004 and bears an annual interest rate ranging from the London Interbank Offered Rate ("LIBOR") plus 0.45% to LIBOR plus 1.50% depending on our credit ratings (currently 0.45%). In addition, we are required to pay a quarterly commitment fee ranging from 0.20% per annum to 0.30% per annum depending on our credit ratings (currently the fee is 0.20% per annum). At March 31, 2002, we had no borrowings on our line of credit.

              The Credit Agreement includes various covenants, the more significant of which requires us to (i) maintain a balance sheet leverage ratio of less than 0.50 to 1.00, (ii) maintain certain quarterly interest and fixed-charge coverage ratios (as defined) of not less than 2.50 to 1.0 and 1.75 to 1.0, respectively, and (iii) maintain a minimum total shareholders' equity (as defined). In addition, we are limited in our ability to incur additional borrowings (we are required to maintain unencumbered assets with an aggregate book value equal to or greater than two times our unsecured recourse debt). We were in compliance with all the covenants of the Credit Agreement at March 31, 2002.

7.   Minority interest
     -----------------

              In consolidation, we classify ownership interests in the net assets of each of the Consolidated Entities, other than our own, as minority interest on the consolidated financial statements. Minority interest in income consists of the minority interests' share of the operating results of the Consolidated Entities.

     Preferred partnership interests
     -------------------------------

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

              In August 2001, we repurchased $30 million of the 9.125% Series O Cumulative Redeemable Perpetual Preferred Units and in October 2001, we repurchased all of the 8.75% Series P Cumulative Redeemable Perpetual Preferred Units. The units were repurchased at an amount equal to the original issuance price.

              For the three months ended March 31, 2002 and 2001, the holders of these preferred units were paid an aggregate of approximately $6,726,000 and $8,505,000, respectively, in distributions and received an equivalent allocation of minority interest in earnings.

              The following table summarizes the preferred partnership units outstanding at March 31, 2002 and December 31, 2001:

                          Distribution          Units         Carrying
         Series               Rate           Outstanding       Amount
-----------------------   ------------       -----------    -----------
                                               (Amounts in thousands)
Series N                        9.500%           9,600      $   240,000
Series O                        9.125%           1,800           45,000
                                             -----------    -----------
Total                                           11,400      $   285,000
                                             ===========    ===========

              These preferred units are not redeemable during the first 5 years after issuance. Thereafter, at our option, we can call the units for redemption at the issuance amount plus any unpaid distributions. The units are not redeemable by the holder. Subject to certain conditions, the Series N preferred units are convertible into shares of 9.5% Series N Cumulative Preferred Stock, and the Series O preferred units are convertible into shares of 9.125% Series O Cumulative Preferred Stock of the Company.

     Other partnership interests
     ---------------------------

              Other partnership interests included in minority interest consists of the following (amounts in thousands):

                                                                                       Minority interest in income for
                                                      Minority interest at             the three months ended March 31,
                                                  -----------------------------        --------------------------------
                                                   March 31,       December 31,
                 Description                         2002              2001                  2002             2001
--------------------------------------------      -----------      ------------        ---------------   --------------
Consolidated Development Joint Venture......      $   80,726       $    82,879           $       307      $      112
Convertible OP Units........................           6,400             6,418                    89              88
Newly consolidated partnerships.............          15,073                 -                   856               -
Other consolidated partnerships.............          80,878            80,304                 3,364           2,993
                                                  -----------      ------------        ---------------   --------------
Total other partnership interests...........      $  183,077       $   169,601           $     4,616      $    3,193
                                                  ===========      ============        ===============   ==============

     Consolidated Development Joint Venture:
     --------------------------------------

              In November 1999, we formed a development joint venture (the "Consolidated Development Joint Venture") with a joint venture partner (PSAC Storage Investors) whose partners include an institutional investor and B. Wayne Hughes ("Mr. Hughes"), chairman and chief executive officer of the Company, to develop approximately $100 million of self-storage facilities and to purchase $100 million of the Company's Equity Stock, Series AAA (see Note 8). In consolidation, the Equity Stock, Series AAA and the related dividend income have been eliminated.

              At March 31, 2002, the Consolidated Development Joint Venture had completed construction on 21 storage facilities with a total cost of approximately $101.6 million and had 1 facility under construction with an aggregate cost incurred of approximately $6.0 million and total additional estimated cost to complete of approximately $0.6 million.

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

              We allocated $307,000 and $112,000 in income to minority interests with respect to the Consolidated Joint Venture for the three months ended March 31, 2002 and 2001, respectively. We paid distributions to the minority interests with respect to the Consolidated Joint Venture in the amount of $2,460,000 and $1,609,000 for the three months ended March 31, 2002 and 2001, respectively.

     Convertible OP Units
     --------------------

              As of March 31, 2002, one of our Consolidated Entities had approximately 237,935 operating partnership units ("Convertible OP Units") outstanding, representing a limited partnership interest in the partnership. The Convertible OP Units are convertible on a one-for-one basis (subject to certain limitations) into common shares of the Company at the option of the unitholder. Minority interest in income with respect to Convertible OP Units reflects the Convertible OP Units' share of the net income of the Company, with net income allocated to minority interests with respect to weighted average outstanding Convertible OP Units on a per unit basis equal to diluted earnings per common share. During the three months ended March 31, 2002, no units were converted.

              We allocated $89,000 and $88,000 in income to minority interests with respect to the Convertible OP Units for the three months ended March 31, 2002 and 2001, respectively. We paid distributions to the minority interests with respect to the Convertible OP Units in the amount of $107,000 and $52,000 for the three months ended March 31, 2002 and 2001, respectively.

     Newly Consolidated Partnerships
     -------------------------------

              As described in Note 3, we began consolidating the results of two other partnerships owning 31 properties, and as a result, minority interest increased by $14,806,000 in the three months ended March 31, 2002. Income of $856,000 was allocated to the minority interests in the Newly Consolidated Partnerships in the three months ended March 31, 2002. Distributions in the amount of $589,000 were paid to the minority interests in the Newly Consolidated Partnerships in the three months ended March 31, 2002.

     Other Consolidated Partnerships
     -------------------------------

              The minority interests in the Other Consolidated Partnerships at March 31, 2002 reflect the common equity interests that the Company doesn't own in 32 entities owning an aggregate of 498 real estate facilities.

              During the three months ended March 31, 2002, we acquired minority interests in the Other Consolidated Partnerships for an aggregate cash cost of $437,000. These acquisitions had the effect of reducing minority interest by $147,000, with the excess of cost over underlying book value ($290,000) allocated to real estate.

              We allocated income to the minority interests in the Other Consolidated Partnerships, based upon their pro-rata interest in the operating results of these entities, in the amount of $3,364,000 and $2,993,000, respectively, for the three months ended March 31, 2002 and 2001. Distributions were paid to the minority interests in the Other Consolidated Partnerships in the amount of $2,643,000 and $2,994,000 for the three months ended March 31, 2002 and 2001, respectively.

8.   Shareholders' equity
     --------------------

     Preferred stock
     ---------------

              At March 31, 2002 and December 31, 2001, we had the following series of Preferred Stock outstanding:

                                          At March 31, 2002               At December 31, 2001
                                   ------------------------------    ------------------------------
                       Dividend        Shares          Carrying          Shares          Carrying
   Series               Rate        Outstanding         Amount        Outstanding         Amount
-------------        -----------   -------------     ------------    -------------     ------------
                                    (Dollar amount in thousands)      (Dollar amount in thousands)
Series A                 10.000%       1,825,000     $     45,625        1,825,000     $     45,625
Series B                  9.200%       2,386,000           59,650        2,386,000           59,650
Series C              Adjustable       1,200,000           30,000        1,200,000           30,000
Series D                  9.500%       1,200,000           30,000        1,200,000           30,000
Series E                 10.000%       2,195,000           54,875        2,195,000           54,875
Series F                  9.750%       2,300,000           57,500        2,300,000           57,500
Series J                  8.000%           6,000          150,000            6,000          150,000
Series K                  8.250%           4,600          115,000            4,600          115,000
Series L                  8.250%           4,600          115,000            4,600          115,000
Series M                  8.750%           2,250           56,250            2,250           56,250
Series Q                  8.600%           6,900          172,500            6,900          172,500
Series R                  8.000%          20,400          510,000           20,400          510,000
Series S                  7.875%           5,750          143,750            5,750          143,750
Series T                  7.625%           6,000          150,000                -                -
Series U                  7.625%           6,000          150,000                -                -
                                   -------------     ------------    -------------     ------------
Total Senior Preferred Stock          11,168,500     $  1,840,150       11,156,500     $  1,540,150
                                   =============     ============    =============     ============

              We issued the Series T preferred stock on January 18, 2002, resulting in net proceeds from the issuance of approximately $145,075,000, and the Series U preferred stock on February 19, 2002, resulting in net proceeds from the issuance of approximately $145,075,000.

              The Series A through Series U preferred stock (collectively the "Senior Preferred Stock") have general preference rights with respect to liquidation and quarterly distributions. Holders of the preferred stock, except under certain conditions and as noted above, will not be entitled to vote on most matters. In the event of a cumulative arrearage equal to six quarterly dividends or failure to maintain a Debt Ratio (as defined) of 50% or less, holders of all outstanding series of preferred stock (voting as a single class without regard to series) will have the right to elect two additional members to serve on the Company's Board of Directors until events of default have been cured. At March 31, 2002, there were no dividends in arrears and the Debt Ratio was 2.2%.

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

     Equity Stock, Series A
     ----------------------

              At March 31, 2002, we had 8,776,102 depositary shares outstanding, each representing 1/1,000 of a share of Equity Stock, Series A ("Equity Stock A"). The Equity Stock A ranks on a parity with common stock and junior to the Senior Preferred Stock with respect to general preference rights and has a liquidation amount which cannot exceed $24.50 per share. Distributions with respect to each depositary share shall be the lesser of:
     a) five times the per share dividend on the Common Stock or b) $2.45 per annum. Except in order to preserve the Company's federal income tax status as a REIT, we may not redeem the depositary shares before March 31, 2010. On or after March 31, 2010, we may, at our option, redeem the depositary shares at $24.50 per depositary share. If the Company fails to preserve its federal income tax status as a REIT, the depositary shares will be convertible into .956 shares of common stock. The depositary shares are otherwise not convertible into common stock. Holders of depositary shares vote as a single class with our holders of common stock on shareholder matters, but the depositary shares have the equivalent of one-tenth of a vote per depositary share. We have no obligation to pay distributions on the depositary shares if no distributions are paid to common shareholders.

     Equity Stock, Series AA
     -----------------------

              In June 1997, we contributed $22,500,000 (225,000 shares) of equity stock, now designated as Equity Stock, Series AA ("Equity Stock AA") to a partnership in which we are the general partner. The Company has a controlling interest in the partnership and therefore consolidates the accounts of the partnership. As a result, the Equity Stock AA is eliminated in consolidation. The Equity Stock AA ranks on a parity with Common Stock and junior to the Senior Preferred Stock with respect to general preference rights and has a liquidation amount of ten times the amount paid to each Common Share up to a maximum of $100 per share. Quarterly distributions per share on the Equity Stock AA are equal to the lesser of (i) 10 times the amount paid per Common Stock or (ii) $2.20. We have no obligation to pay distributions if no distributions are paid to common shareholders.

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

     Common Stock
     ------------

              As previously announced, the Company's Board of Directors authorized the repurchase from time to time of up to 25,000,000 shares of the Company's common stock on the open market or in privately negotiated transactions. From the initial authorization through March 31, 2002, the Company has repurchased a total of 21,497,020 shares of common stock at an aggregate cost of approximately $535.9 million.

     Class B Common Stock
     --------------------

              The Class B Common Stock participates in distributions at the rate of 97% of the per share distributions on the Common Stock, provided that cumulative distributions of at least $0.22 per quarter per share have been paid on the Common Stock. In addition, the Class B Common Stock will (i) not participate in liquidating distributions, (ii) not be entitled to vote (except as expressly required by California law) and (iii) automatically convert into Common Stock, on a share for share basis, upon the later to occur of FFO per common share aggregating $3.00 during any period of four consecutive calendar quarters or January 1, 2003.

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

              For these purposes, FFO per share of Common Stock (as defined above) was $3.01 for the four consecutive calendar quarters ended March 31, 2002.

     Dividends
     ---------

              The following summarizes dividends during the three months ended March 31, 2002:

                                        Distributions Per
                                            Share or
                                        Depositary Share    Total Distributions
                                        -----------------   -------------------
PREFERRED STOCK:
----------------
Series A..........................            $0.625           $  1,140,000
Series B..........................            $0.575              1,372,000
Series C..........................            $0.422                506,000
Series D..........................            $0.594                713,000
Series E..........................            $0.625              1,372,000
Series F..........................            $0.609              1,401,000
Series J..........................            $0.500              3,000,000
Series K..........................            $0.516              2,372,000
Series L .........................            $0.516              2,372,000
Series M..........................            $0.547              1,230,000
Series Q..........................            $0.538              3,709,000
Series R..........................            $0.500             10,200,000
Series S..........................            $0.492              2,830,000
Series T..........................            $0.392              2,352,000
Series U..........................            $0.212              1,271,000
                                                            -------------------
                                                                 35,840,000
COMMON STOCK:
-------------
Equity Stock, Series A............            $0.613              5,375,000
Common............................            $0.450             51,989,000
Class B Common ...................            $0.437              3,056,000
                                                            -------------------
   Total dividends................                             $ 96,260,000
                                                            ===================

              The dividend rate on the Series T and the Series U preferred stock was prorated from January 18, 2002 and February 19, 2002, the respective dates of issuance, through March 31, 2002. The dividend rate on the Series C Preferred Stock for the first quarter of 2002 was equal to 6.75% per annum. The dividend rate per annum will be adjusted quarterly and will be equal to the highest of one of three U.S. Treasury indices (Treasury Bill Rate, Ten Year Constant Maturity Rate, or Thirty Year Constant Maturity
     Rate) multiplied by 110%. However, the dividend rate for any dividend period will neither be less than 6.75% per annum nor greater than 10.75%. The dividend rate for the quarter ending June 30, 2002 will be equal to 6.75% per annum.

9.   Segment Information
     -------------------

              In July 1997, the FASB issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information," which establishes standards for the way that public business enterprises report information about operating segments. This statement is effective for financial statements for periods beginning after December 15, 1997. We adopted this standard effective for the year ended December 31, 1998. For information regarding the description of each reportable segment, policies relating to the measurement of segment profit or loss, and segment assets, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2001.

              The following tables reconcile the performance of each segment, in terms of segment revenues and segment income, our consolidated revenues and net income. It further provides detail of the segment components of the income statement item, "Equity in earnings of real estate entities."

                                                                        Three months ended
                                                                             March 31,
                                                                      ----------------------
                                                                         2002        2001       Change
                                                                      ----------  ----------   ----------
                                                                        (Dollar amounts in thousands)
RECONCILIATION OF REVENUES BY SEGMENT:
--------------------------------------
Self-storage
------------
  Self-storage property rentals..................................     $ 188,907   $  171,829   $  17,078
  Equity in earnings - self-storage property operations..........         2,094        5,157      (3,063)
  Equity in earnings - depreciation (self-storage)...............          (270)      (1,552)      1,282
                                                                      ----------  ----------   ----------
      Self-storage segment revenues..............................       190,731      175,434      15,297
                                                                      ----------  ----------   ----------

Containerized storage............................................        11,699       10,073       1,626
---------------------                                                 ----------  ----------   ----------

Tenant re-insurance..............................................         4,575            -       4,575
-------------------                                                   ----------  ----------   ----------

Commercial  properties
----------------------
  Commercial property rentals....................................         3,071        3,057          14
  Equity in earnings - commercial property operations............        15,423       11,646       3,777
  Equity in earnings - depreciation (commercial property
     operations).................................................        (6,101)      (3,723)     (2,378)
                                                                      ----------  ----------   ----------
      Commercial properties  segment revenues....................        12,393       10,980       1,413
                                                                      ----------  ----------   ----------
Other items not allocated to segments
-------------------------------------
  Equity in earnings - general and administrative and other......        (4,131)      (2,256)     (1,875)
  Interest and other income......................................         1,708        3,608      (1,900)
                                                                      ----------  ----------   ----------
      Total other items not allocated to segments................        (2,423)       1,352      (3,775)
                                                                      ----------  ----------   ----------

      Total revenues.............................................     $ 216,975   $  197,839   $  19,136
                                                                      ==========  ==========   ==========

                                                                     Three months ended
                                                                          March 31,
                                                                   ----------------------
                                                                      2002        2001        Change
                                                                   ----------  ----------   ----------
                                                                      (Dollar amounts in thousands)
RECONCILIATION OF NET INCOME BY SEGMENT:
----------------------------------------
Self-storage
------------
  Self-storage properties ...................................      $ 130,312   $ 115,355    $ 14,957
  Depreciation and amortization - self-storage...............        (41,368)    (37,386)     (3,982)
  Equity in earnings - self-storage property operations......          2,094       5,157      (3,063)
  Equity in earnings - depreciation (self-storage)...........           (270)     (1,552)      1,282
                                                                   ----------  ----------   ----------
      Total self-storage segment net income..................         90,768      81,574       9,194
                                                                   ----------  ----------   ----------

Containerized storage
---------------------
  Containerized storage operations...........................          2,381         600       1,781
  Containerized storage depreciation.........................         (1,901)     (1,527)       (374)
                                                                   ----------  ----------   ----------
      Total containerized storage segment net income.........            480        (927)      1,407
                                                                   ----------  ----------   ----------

Tenant re-insurance..........................................          2,282           -       2,282
-------------------

Commercial properties
---------------------
  Commercial properties......................................          1,957       2,107        (150)
  Depreciation and amortization - commercial properties......           (728)       (709)        (19)
  Equity in earnings - commercial property operations........         15,423      11,646       3,777
  Equity in earnings - depreciation (commercial properties)..         (6,101)     (3,723)     (2,378)
                                                                   ----------  ----------   ----------
      Total commercial property segment net income...........         10,551       9,321       1,230
                                                                   ----------  ----------   ----------

Other items not allocated to segments
-------------------------------------
  Equity in earnings - general and administrative and other..         (4,131)     (2,256)     (1,875)
  Interest and other income..................................          1,708       3,608      (1,900)
  General and administrative.................................         (4,000)     (5,584)      1,584
  Interest expense...........................................         (1,102)       (971)       (131)
  Gain on sale of real estate investments....................          2,241       1,568         673
  Minority interest in income................................        (11,342)    (11,698)        356
                                                                   ----------  ----------   ----------
      Total other items not allocated to segments............        (16,626)    (15,333)     (1,293)
                                                                   ----------  ----------   ----------
      Total net income ......................................      $  87,455   $  74,635    $ 12,820
                                                                   ==========  ==========   ==========

10.  Subsequent Events
     -----------------

              On April 19, 2002, the Company acquired through a merger all of the remaining limited partnership interest not currently owned by the Company in PS Partners V, Ltd., a partnership which is consolidated with the Company. The acquisition cost consisted of approximately 534,000 shares of Public Storage common stock and approximately $13 million in cash.



Item 2.  Management's Discussion and Analysis of Financial Condition and Results
--------------------------------------------------------------------------------
of Operations
-------------

         The following discussion and analysis should be read in conjunction with the Company's consolidated financial statements and notes thereto.

         FORWARD LOOKING STATEMENTS: When used within this document, the words
"expects," "believes," "anticipates," "should," "estimates," and similar expressions are intended to identify "forward-looking statements" within the meaning of that term in Section 27A of the Securities Exchange Act of 1933, as amended, and in Section 21F of the Securities Exchange Act of 1934, as amended.
Such forward-looking statements involve known and unknown risks, uncertainties, and other factors, which may cause the actual results and performance of the Company to be materially different from those expressed or implied in the forward looking statements. Such factors described herein in Item 2A, "Risk
Factors", include the impact of competition from new and existing storage and commercial facilities which could impact rents and occupancy levels at the Company's facilities; the risk of terrorist attacks; the Company's ability to evaluate, finance, and integrate acquired and developed properties into the Company's existing operations; the Company's ability to effectively compete in the markets in which it does business; the impact of the regulatory environment as well as national, state, and local laws and regulations including, without limitation, those governing real estate investment trusts; the acceptance by consumers of the containerized storage concept; the impact of general economic conditions upon rental rates and occupancy levels at the Company's facilities;
and the availability of permanent capital at attractive rates.

         CRITICAL ACCOUNTING POLICIES

         IMPAIRMENT OF LONG LIVED ASSETS: Substantially all of the Company's assets consist of long-lived assets, including real estate, the assets associated with the containerized storage business, goodwill, and other intangible assets. We annually evaluate our long-lived assets for impairment.
The Company has determined at December 31, 2001 that no such impairments existed and, accordingly, no impairment charges have been recorded. No further indicators of impairment were detected since December 31, 2001. Future events could cause us to conclude that our long-lived assets are impaired. Any resulting impairment loss could have a material adverse impact on our financial condition and results of operations.

         ESTIMATED USEFUL LIVES OF LONG-LIVED ASSETS: Substantially all of the
Company's assets consist of depreciable, long-lived assets. We record depreciation expense with respect to these assets based upon their estimated useful lives. Any change in the estimated useful lives of those assets, caused by functional or economic obsolescense or other factors, could have a material adverse impact on our financial condition or results of operations

RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

         Net income for the three months ended March 31, 2002 was $87,455,000 compared to $74,635,000 for the same period in 2001, representing an increase of $12,820,000 or 17.2%. The increase in net income was primarily the result of the acquisition of additional real estate investments during 2001 and 2002, the previously announced acquisition of the tenant re-insurance business, a decrease in income allocated to minority interests due to the repurchase of preferred operating partnership units during 2001, as well as improved property operations. The impact of these items was partially offset by increased depreciation expense, resulting primarily from new property additions.

         During the three months ended March 31, 2002 and 2001, we allocated
$35,840,000 and $28,036,000, respectively, of our net income (based on distributions paid) to our preferred shareholders, representing an increase of 27.8%. This increase is due to additional issuances of preferred stock in both the first quarter of 2002 and throughout 2001, offset partially by the retirement of several series of our higher coupon preferred stock in 2001. In addition, during the three months ended March 31, 2002 and 2001, we allocated
$5,375,000 and $3,452,000, respectively, of our net income (based on distributions paid) to our Equity Stock, Series A shareholders, representing an increase of 55.7%. This increase is due to the additional issuances of equity stock in 2001.



         Net income remaining to our regular common shareholders, after allocating net income to our preferred and equity shareholders, was $46,240,000 or $0.37 per common share on a diluted basis (based on 124,065,000 weighted average diluted common equivalent shares) for the three months ended March 31, 2002 compared to $43,147,000 or $0.34 per common share on a diluted basis (based on 128,699,000 weighted average diluted common equivalent shares) for the same period in 2001, representing an increase of 7.2% in the aggregate or 8.8% on a per share basis.

         Weighted average diluted shares decreased to 124,065,000 in the three months ended March 31, 2002 from 128,699,000 shares in the same period in 2001 due to the Company's share repurchases which occurred in the first and second quarters of 2001 (there were no significant share repurchases after May 2001).
This was offset partially by a 1.5 million share increase in the dilutive impact of employee stock options outstanding computed using the treasury stock method, as well as the issuance of 1.1 million shares on December 31, 2001 in connection with the acquisition of the tenant re-insurance business.

REAL ESTATE OPERATIONS
--------------------------------------------------------------------------------

         SELF - STORAGE OPERATIONS: Our self-storage operations are by far the largest component of our operations, representing approximately 87% of our total revenues generated during the first quarter of 2002. As a result of significant acquisitions and development of self-storage facilities, year over year comparisons as presented on the consolidated statements of income with respect to our self-storage operations are not meaningful.

         To enhance year over year comparisons, the following table summarizes, and the ensuing discussion describes, the operating results of (i) 1,154 self-storage facilities that are reflected in the financial statements on a stabilized basis since January 1, 2000 (the "Consistent Group"), (ii) 106 facilities that were acquired after January 1, 2000 and were owned at March 31, 2002 (the "Acquired Facilities"), (iii) 38 facilities that were owned prior to January 1, 2000 but were not stabilized, (the "Expansion Facilities"), (iv) 58 development facilities that were opened after January 1, 1998 (the "Developed
Facilities") and (v) a facility that was disposed of since January 1, 2001 (the
"Disposed Facility"):



SELF - STORAGE OPERATIONS SUMMARY:                               Three months ended March 31,
----------------------------------                            -----------------------------------
                                                                                       Percentage
                                                                 2002         2001        Change
                                                              ---------    ---------    ---------
                                                                (Dollar amounts in thousands)
Rental income (a):
------------------
   Consistent Group (b)...............................        $162,513     $160,508         1.2%
   Acquired Facilities (c)............................          16,649        4,530       267.5%
   Expansion Facilities (d)...........................           4,578        4,475         2.3%
   Developed Facilities (e)...........................           5,167        2,143       141.1%
   Disposed Facility (f)..............................               -          173      (100.0)%
                                                              ---------    ---------    ---------
     Total rental income..............................         188,907      171,829         9.9%
                                                              ---------    ---------    ---------

Cost of operations:
-------------------
   Consistent Group...................................          49,025       50,012        (2.0)%
   Acquired Facilities................................           4,921        2,092       135.2%
   Expansion Facilities...............................           1,664        2,055       (19.0)%
   Developed Facilities...............................           2,985        2,225        34.2%
   Disposed Facility..................................               -           90      (100.0)%
                                                              ---------    ---------    ---------
   Total cost of operations...........................          58,595       56,474         3.8%
                                                              ---------    ---------    ---------

Net operating income (before depreciation):
-------------------------------------------
   Consistent Group...................................         113,488      110,496         2.7%
   Acquired Facilities................................          11,728        2,438       381.1%
   Expansion Facilities...............................           2,914        2,420        20.4%
   Developed Facilities...............................           2,182          (82)      NA
   Disposed Facility..................................               -           83      (100.0)%
                                                              ---------    ---------    ---------
   Total net operating income.........................         130,312      115,355        13.0%

 Depreciation.........................................          41,368       37,386        10.7%
                                                              ---------    ---------    ---------
   Operating Income...................................         $88,944      $77,969        14.1%
                                                              =========    =========    =========

Number of self-storage facilities (at end of period):            1,356        1,255         8.0%
Net rentable square feet (at end of period - in
thousands):                                                     82,146       75,505         8.8%


(a) Rental income includes late charges and administrative fees. Rental income does not include retail sales or truck rental income generated at the facilities.

(b) The Consistent Group includes 1,154 facilities with 67,126,000 net rentable square feet that were owned and operated at a mature, stabilized occupancy level since January 1, 2000. See below for discussion of Consistent Group operating results.

(c) The Acquired Facilities includes 106 facilities with 6,253,000 net rentable square feet that were acquired through business combinations or from third parties after January 1, 2000 and still owned as of March 31, 2002. Substantially all of these facilities were mature, stabilized facilities at the time of their acquisition.

(d) The Expansion Facilities includes 38 facilities with 4,425,000 net rentable square feet that, while owned for the periods presented, had operating results that were not comparable due to expansions in their net rentable square feet or their conversion into Combination Facilities. Such construction activities can cause a drop in revenue levels, as existing capacity is made unavailable in order to accommodate construction activities. We completed construction on projects with a total cost of $16,009,000 in the first quarter of 2002, $84,948,000 in the year ended December 31, 2001, and $12,206,000 in the year ended December 31, 2000 with respect to these expansions

(e) The Developed Facilities includes 58 facilities with 4,342,000 net rentable square feet that were developed and opened since January 1, 1998 at a total cost of $368.1 million. These facilities were all still owned as of March 31, 2002.

(f) The Disposed Facility includes a facility that was disposed of during 2001, after being condemned by a government agency.

SELF - STORAGE OPERATIONS - CONSISTENT GROUP OF FACILITIES

         At March 31, 2002, we owned 1,154 facilities with approximately 67,126,000 net rentable square feet that operated at a stabilized level of operations since January 1, 2000.

         We have increased the number of facilities included in the Consistent Group of Facilities from 909 at December 31, 2001 to 1,154 facilities. The facilities added included the more than 200 facilities acquired in the merger with Storage Trust in 1999, other stabilized facilities acquired in 1999 through business combinations, and newly developed facilities opened prior to January 1, 1998. We believe that the increase in the Consistent Group to 1,154 facilities provides a more complete view of the Company's portfolio.

         As a result of the change in the Consistent Group of Facilities, the relative weighting of markets has changed. Accordingly, comparisons should not be made between information presented previously for the Consistent Group of Facilities of 909 facilities and this current pool of 1,154 facilities in order to identify trends in occupancies, realized rents per square foot, or operating results.

         Revenues and expenses with respect to the Consistent Group properties are set forth in the above Self-Storage Operations table. The following table sets forth additional operating data with respect to the Consistent Group of facilities:

SELECTED OPERATING DATA FOR THE CONSISTENT GROUP
------------------------------------------------
OF FACILITIES (1,154 FACILITIES):                        Three months ended March 31,
---------------------------------                    -------------------------------------
                                                                               Percentage
                                                        2002        2001         Change
                                                     ---------   ---------     -----------
                                                     (Dollar amounts in thousands, except
                                                            rents per square foot)
Weighted average:
   Occupancy (a)...............................          83.6%        88.1%        (4.5)%
   Realized annual rent per square foot (b)....         $11.59       $10.87         6.6%

Late charges and administrative fees...........          $5,061       $5,798      (12.7)%
Promotional Discounts..........................            $999       $2,633      (62.1)%

Gross margin...................................          69.8%        68.8%         1.0%


(a) Occupancies in the above table represent weighted average occupancy levels over the entire three-month periods. Comparisons should not be made between the occupancies of this Consistent Group of Facilities of 1,154 facilities and the occupancies for the 909 Consistent Group of Facilities presented previously in order to evaluate trends in occupancies.

(b) Realized annual rent per square foot is computed by dividing annualized rental income, including late charges and administrative fees, by the weighted average occupied square footage for the period.

         As indicated on the "self-storage operations" table above, the Consistent Group's net operating income increased 2.7% in the three months ended March 31, 2002 as compared to the same period in 2001. Rental income increased 1.2% and cost of operations decreased 2.0%.

         The increase in rental income for the first quarter is attributable to a 6.6% increase in realized rent per occupied square foot partially offset by a reduction in weighted average occupancy levels during the period. Higher realized rent per occupied square foot was achieved through more aggressive pricing that was implemented during 2001.

         Our more aggressive rental rates and reductions in the amount of discounts offered, which occurred primarily in the last nine months of 2001, have resulted in a reduction in weighted average occupancy levels during the first quarter of 2002 as compared to the same period of 2001, as indicated in the table above. This reduction continues the trend that started in 2001.

         We are continuously evaluating the call volume to our reservation center, our reservation activity, and move-in/move-out rates for each of our markets relative to our marketing activities and rental rates. In addition, we evaluate market supply and demand factors and based upon these analyses we are continuing to adjust our marketing activities and have reduced rental rates.

         During the first quarter of 2002, some of our efforts to increase our occupancy levels included national television advertising, promotional activities, and discounts which took place during the latter part of March 2002 and which we expect to continue at least throughout the second quarter of 2002, with continued increases in television advertising, discounts, and promotional activities. No assurance can be provided as to the impact of these efforts on our realized rents, occupancy levels, or net operating income growth.

         Cost of operations includes all direct and indirect costs of operating, marketing and managing the facilities. The following table summarizes major operating expenses with respect to the Consistent Group (dollar amounts in thousands):

                                                      Three months ended March 31,
                                              ------------------------------------------------
                                                                                   Percentage
                                                  2002              2001             Change
                                              ------------      ------------      ------------
Property payroll expense.................     $    14,254       $   13,841             3.0%
Property taxes...........................          15,427           14,873             3.7%
Repairs and maintenance..................           2,723            3,469           (21.5)%
Advertising and promotion................           2,627            2,598             1.1%
Telephone reservation center costs.......           2,067            2,748           (24.8)%
Other expenses...........................          11,927           12,483            (4.5)%
                                              ------------      ------------      ------------
  Total cost of operations ..............     $    49,025       $   50,012            (2.0)%
                                              ============      ============      ============

         As indicated previously, we began a campaign of national television advertising in the latter part of March 2002. We anticipate an increase in advertising and promotional costs in the second quarter of 2002 as compared to the first quarter of 2002 as a result of these continued efforts.

SELF-STORAGE OPERATIONS - ACQUIRED FACILITIES

         As of March 31, 2002, we had 106 facilities with 6,253,000 net rentable square feet that we acquired in 2000, 2001 and the first quarter of 2002 in connection with third-party acquisitions and business combinations. The operations of these facilities are included in the above table under the caption "Acquired Facilities."

         In August 2001, we acquired one operating self-storage facility for an aggregate cost of $3,503,000. Included in the above table for 2002, under the caption "Acquired Facilities", are revenues of $95,000 and cost of operations of $39,000 with respect to this facility.

         During 2002, we acquired 47 self-storage facilities in connection with the acquisition of the Development Joint Venture (described in Note 3 to the Company's financial statements). Included in the operating results for the first quarter of 2002 are $6,756,000 in revenues and $2,142,000 in operating expenses, representing the operating results of these properties from January 16, 2002 through March 31, 2002.

         Effective January 1, 2002, we began consolidating the accounts of two partnerships (described in Note 3 to the Company's financial statements) owning 31 self-storage facilities. Included in the operating results for the first quarter of 2002 are $4,881,000 in rental income and $1,178,000 in operating expenses for these facilities.

         During the first quarter of 2002, we acquired two additional self-storage facilities, in separate transactions, for an aggregate cost of $5,052,000. Included in the operating results for the first quarter of 2002 are $106,000 in rental income and $57,000 in operating expenses with respect to these facilities.

         Rental income and cost of operations for the Acquired Facilities increased significantly in the first quarter of 2002 as compared to the same period in 2001 due to the aforementioned acquisitions of facilities.

SELF-STORAGE OPERATIONS - EXPANSION FACILITIES

         Throughout the three-year period ended December 31, 2001, the Company has expanded certain real estate facilities that it previously owned or converted them to facilities that combine self-storage and containerized storage at the same location ("Combination Facilities'). Such construction activities can cause a drop in revenue levels, as existing capacity is made unavailable in order to accommodate construction activities. Primarily as a result of these expansion activities, 38 of these facilities with 4,425,000 net rentable square feet (which includes the expanded space) had results that were not comparable. The operating results for these facilities are presented in the Self-Storage Operations table above under the caption, "Expansion Facilities." We completed construction on projects with a total cost of $16,009,000 in the first quarter of 2002, $84,948,000 in the year ended December 31, 2001, and $12,206,000 in the year ended December 31, 2000 with respect to these expansions.

SELF-STORAGE OPERATIONS - DEVELOPED FACILITIES

         Since January 1, 1998, we have opened 58 newly developed self-storage facilities with 4,342,000 net rentable square feet and a total cost of approximately $368.1 million. These facilities' operating results are reflected in the Self-storage Operations table under the caption, "Developed Facilities."

         Unlike many other forms of real estate, we are unable to pre-lease our newly developed facilities due to the nature of our tenants. Accordingly, at the time a newly developed facility first opens for operation the facility is entirely vacant generating no rental income. It takes approximately 24 months for a newly developed facility to fill up and reach a targeted occupancy level of approximately 90% (the "Stabilization Period"). At March 31, 2002, the Developed Facilities had an average occupancy level of approximately 48.1%.

         Property operating expenses are substantially fixed. The rental revenue of a newly developed facility will generally not cover its property operating expenses (excluding depreciation) until the facility has reached an occupancy level of approximately 30%. However, at that occupancy level, the rental revenues from the facility are still not sufficient to cover related depreciation expense and cost of capital with respect to the facility's development cost (our blended cost of capital is approximately 9.0%). During construction of the facility, we capitalize interest costs and include such cost as part of the overall development cost of the facility. Once the facility is opened for operation interest is no longer capitalized. Due to the relationship between the generation of rental income and immediate recognition of expenses upon opening of a facility, our development activities have had a negative impact on our net income.

         We estimate that our net income has been negatively impacted as a result of our development activities by $6,178,000 and $6,734,000 for the three months ended March 31, 2002 and 2001, respectively, primarily representing the difference between the revenues of the Developed Facilities and the related costs denoted above. These amounts include approximately $1,614,000 and $1,516,000 for the three months ended March 31, 2002 and 2001, respectively, in depreciation expense.

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

                  We expect that over at least the next 24 months, the Developed Facilities will continue to have a negative impact to our earnings. Furthermore, the 38 facilities in our development pipeline described in "Liquidity and Capital Resources - Acquisition and Development of Facilities" that will be opened for operation over the next 12 - 24 months will also negatively impact our earnings until they reach a stabilized occupancy level.

SELF-STORAGE OPERATIONS - DISPOSED FACILITIES

         During the period from January 1, 2001 and March 31, 2002, we disposed of one facility in connection with condemnation proceedings. No further operations will be reflected on the Company's financial statements after March 31, 2002 with respect to this facility.

         COMMERCIAL PROPERTY OPERATIONS: Commercial property operations included in the consolidated financial statements include commercial space owned by the Company and Consolidated Entities, comprised of five wholly-owned commercial facilities, as well as a portion of certain facilities that combine self-storage and commercial space at the same location. Our investment in PSB is accounted for on the equity method of accounting, and accordingly our share of PSB's earnings is reflected as "Equity in earnings of real estate entities" in our condensed consolidated statements of income.

         The following table sets forth the historical commercial property amounts included in the financial statements. We have owned substantially all of these facilities on a stabilized basis since January 1, 2001.


COMMERCIAL PROPERTY OPERATIONS                     Three months ended March 31,
------------------------------                     ----------------------------
                                                      2002              2001           Change
                                                   ----------        ----------       ---------
                                                              (Amounts in thousands)
Rental income.................................      $  3,071         $  3,057            0.5%
Cost of operations............................         1,114              950           17.3%
                                                   ----------        ----------       ---------
Net operating income prior to depreciation....         1,957            2,107           (7.1)%
  Depreciation................................          (728)            (709)           2.7%
                                                   ----------        ----------       ---------
  Net income..................................      $  1,229         $  1,398          (12.1)%
                                                   ==========        ==========       =========

         CONTAINERIZED STORAGE FACILITIES OPERATIONS: At March 31, 2002, Public Storage Pickup and Delivery ("PSPUD") operated 55 facilities. PSPUD incurred an operating profit of $480,000 in the three months ended March 31, 2002, and an operating loss of $927,000 in the same period in 2001, summarized as follows:


CONTAINERIZED STORAGE FACILITIES                    Three months ended March 31,
--------------------------------                    ----------------------------
                                                       2002              2001           Change
                                                    ----------       -----------       ---------
                                                                (Amounts in thousands)

Rental and other income                             $  11,699        $  10,073            16.1%
Cost of Operations:
  Direct operating costs.....................           8,241            7,681             7.3%
  Facility lease expense.....................           1,077            1,792           (39.9)%
                                                    ----------       -----------       ---------
     Total cost of operations................           9,318            9,473            (1.6)%

Operating income prior to depreciation.......           2,381              600           296.8%

Depreciation (a).............................          (1,901)          (1,527)             NA
                                                    ----------       -----------       ---------
Operating income (loss)......................       $     480        $    (927)             NA
                                                    ==========       ===========       ==========

(a) Depreciation for the three months ended March 31, 2002 and 2001 includes $288,000 and $188,000, respectively, with respect to real estate assets.

         PSPUD's operations improved by $1,407,000, with an improvement from a loss of $927,000 in the first quarter of 2001 to a profit of $480,000 for the first quarter of 2002. Approximately half of this improvement is attributable to reductions in lease expense described below. No assurance can be made regarding PSPUD's level of gross rentals, level of move-outs, or ongoing profitability.

         The decrease in facility lease expense for the three months ended March 31, 2002 as compared to the same period in 2001 is attributable to our development of facilities that combine self-storage and containerized storage space in the same location ("Combination Facilities"), with certain leased facilities being replaced by wholly-owned facilities. As a result of the opening of these newly developed combination facilities throughout 2001 and 2002, leased facilities decreased from 25 at December 31, 2000 to 16 at March 31, 2002. This development program will be substantially complete following completion of one combination facility that is in process at March 31, 2002.

         TENANT REINSURANCE OPERATIONS: As previously announced, on December 31, 2001, the Company acquired PS Insurance Company, Ltd. ("PS Insurance"). Effective January 1, 2002, the operations of PS Insurance Company, Ltd, are included in the income statement under "Revenues - tenant reinsurance" and "Cost of operations - tenant reinsurance." The tenant reinsurance business earned $4,575,000 in revenues and incurred $2,293,000 in expenses, for a net operating profit of $2,282,000 for the three months ended March 31, 2002.

         EQUITY IN EARNINGS OF REAL ESTATE ENTITIES: In addition to our ownership of equity interests in PSB, we had general and limited partnership interests in eight limited partnerships at March 31, 2002. PSB and the limited partnerships are collectively referred to as the "Unconsolidated Entities." Due to our limited ownership interest and control of these entities, we do not consolidate the accounts of these entities for financial reporting purposes, and account for such investments using the equity method.

        Equity in earnings of real estate entities consists of our pro rata share of the Unconsolidated Entities based upon our ownership interest for the period. Similar to the Company, the Unconsolidated Entities (other than PSB) generate substantially all of their income from their ownership of self-storage facilities, which we manage. PSB is an equity real estate investment trust specializing in the ownership, management, acquisition, development and redevelopment of business parks containing principally office "flex" space. In the aggregate, at March 31, 2002 the Unconsolidated Entities own a total of 36 storage facilities and PSB has interest 14.8 million net rentable square feet of commercial space located in nine states. The following table sets forth the significant components of equity in earnings of real estate entities:

HISTORICAL SUMMARY                           Three months ended
------------------                                  March 31,
                                           ------------------------    Dollar
                                              2002         2001        Change
                                           ----------    ----------   ----------
                                                 (Amounts in thousands)
Property operations:
  PSB................................      $  15,423     $  11,646    $   3,777
  Development Joint Venture..........            288         1,337       (1,049)
  Other investments..................          1,806         3,820       (2,014)
                                           ----------    ----------   ----------
                                              17,517        16,803          714
                                           ----------    ----------   ----------
Depreciation:
  PSB................................         (6,101)       (3,723)      (2,378)
  Development Joint Venture..........            (65)         (508)         443
  Other investments..................           (205)       (1,044)         839
                                           ----------    ----------   ----------
                                              (6,371)       (5,275)      (1,096)
                                           ----------    ----------   ----------
Other: (a)
  PSB................................         (4,449)       (2,138)      (2,311)
  Development Joint Venture..........              -            37          (37)
  Other investments..................            318          (155)         473
                                           ----------    ----------   ----------
                                              (4,131)       (2,256)      (1,875)
                                           ----------    ----------   ----------

Total equity in earnings of real estate
entities.............................      $   7,015     $   9,272    $  (2,257)
                                           ==========    ==========   ==========

(a) "Other" reflects our share of general and administrative expense, interest expense, interest income, and other non-property, non-depreciation related operating results of these entities.

         The decrease in equity in earnings of real estate entities is due primarily to a $1,999,000 decrease caused by the consolidation of the Development Joint Venture and two additional partnerships in the quarter ended March 31, 2002.

         On January 16, 2002, we acquired our Partner's 70% ownership interest in the Development Joint Venture. As a result, we began consolidating the operating results of the Development Joint Venture and no further equity in earnings will be recorded with respect to this entity for periods after January 16, 2002. Effective January 1, 2002 (see Note 3 to the Company's financial statements), we began consolidating the operating results of two other partnerships and no longer record equity in these entity's earnings with respect to our investments in these partnerships. Included in equity in earnings for the three months ended March 31, 2001 is $2,222,000 with respect to these three partnerships as compared to $223,000 for the same period in 2002. No further equity in earnings will be recorded with respect to these partnerships for periods after their respective dates of consolidation.

OTHER INCOME AND EXPENSE ITEMS
--------------------------------------------------------------------------------

         INTEREST AND OTHER INCOME: Interest in other income includes (i) the net operating results from our property management operations, (ii) merchandise sales and consumer truck rentals and (iii) interest income.

         Interest and other income has decreased in the three months ended March 31, 2002 as compared to the same period in 2001 primarily as a result of lower interest rates earned on outstanding invested cash balances.

         This decrease also includes a reduction in property management operations. Beginning in the first quarter of 2002, the Company began consolidating the operations of the Development Joint Venture and two other partnerships, as described in Note 3 to the Company's financial statements. As a result, property management operations with respect to the 78 self-storage properties owned by these entities will no longer be recorded after their respective dates of consolidation. At March 31, 2002, the Company manages 31 facilities for third parties and 36 facilities on behalf of the Unconsolidated Entities for a fee, and the net results of these operations are included in "Interest and Other Income."

         DEPRECIATION AND AMORTIZATION: Depreciation and amortization expense has increased $4,375,000 to $43,997,000 for the three months ended March 31, 2002 as compared to $39,622,000 for the same period in 2001. These increases are principally due to the acquisition and development of additional real estate facilities during 2001 and 2002. Amortization expense with respect to intangible assets totaled $1,651,000 and $2,328,000 for the three months ended March 31, 2002 and 2001, respectively. Included in depreciation and amortization expense for the three months ended March 31, 2002 and 2001 is $1,613,000 and $1,339,000, respectively, of depreciation of furniture, fixtures, and equipment of the containerized storage business.

         GENERAL AND ADMINISTRATIVE: General and administrative expense for the three months ended March 31, 2002 decreased to $4,000,000 as compared to $5,584,000 for the same period in 2001. General and administrative expense principally consists of state income taxes, investor relation expenses, certain overhead associated with the acquisition and development of real estate facilities, and overhead associated with the containerized storage business. Depreciation expense with respect to real estate increased from $35,955,000 for the three months ended March 31, 2001 to $40, 733,000 for the same period in 2002. The decrease in general and administrative expense is due to decreased expenses associated with lease terminations on leased containerized storage facilities which were replaced by newly-developed facilities, decreased severance costs, and decreased overhead relating to the development of self-storage facilities, offset by increases in other areas. These three areas accounted for an approximately $1.9 million decrease in general and administrative costs for the three months ended March 31, 2002 as compared to the same period last year.

         INTEREST EXPENSE: Interest expense was $1,102,000 and $971,000 for the three months ended March 31, 2002 and 2001, respectively. Capitalized interest expense totalled $1,846,000 and $2,110,000 for the three months ended March 31, 2001 and 2000, respectively. In addition, the Company incurred $295,000 in interest on borrowing on its line of credit in the three months ended March 31, 2002 as compared to $4,000 for the same period in 2001. The increase in interest expense in 2002 compared to 2001 is principally the result of a reduction in the amount of capitalized interest and an increase in interest expense on the Company's line of credit, offset by lower interest expense on notes payable due to principal payments.

         MINORITY INTEREST IN INCOME - PREFERRED: Minority interest in income - preferred represents the income allocable to holders of our preferred partnership units. During 2000, one of our operating partnerships issued $365 million of preferred operating partnership units. For the three months ended March 31, 2002 and 2001, the holders of these preferred units were paid in aggregate approximately $6,726,000 and $8,505,000, respectively, in distributions and received a corresponding allocation of minority interest in earnings. The decrease in the three months ended March 31, 2002 as compared to the same period in 2001 is due to our repurchase, during the latter half of 2001, of $80 million of these preferred operating partnership units.

         MINORITY INTEREST IN INCOME - COMMON EQUITY: Minority interest in income - common equity represents the income allocable to equity interests in the Consolidated Entities which are not owned by the Company, other than preferred unitholders. Minority interest in income - common equity increased from $3,193,000 for the three months ended March 31, 2001 to $4,616,000 for the three months ended March 31, 2002. These minority interests include depreciation of $2,255,000 for the three months ended March 31, 2002 and $1,758,000 for the same period in 2001. Income allocated to the minority interests is summarized as follows (in thousands):


                                     Minority interest in income for
                                     the three months ended March 31,
            Description                   2002             2001
----------------------------------   --------------     -------------
Consolidated Development Joint
  Venture........................      $       307      $      112
Convertible OP Units............                89              88
Other consolidated partnerships..            4,220           2,993
                                     --------------     -------------
Total other partnership interests      $     4,616      $    3,193
                                     ==============     =============

         The increase in minority interest in income with respect to the Consolidated Development Joint Venture is due to an increase in income with respect to the properties owned by this entity. Included in minority interest in income for the Consolidated Development Joint Venture is $746,000 and $377,000, respectively, in depreciation expense for the three months ended March 31, 2002 and 2001. We expect that minority interest in income with respect to the Consolidated Development Joint Venture will continue to increase as the properties owned by this entity, substantially all of which are newly developed facilities in the fill-up stage, continue to increase their occupancy to a stabilized occupancy level and increase the earnings of this entity.

         The increase in "Other Consolidated Partnerships" to $4,220,000 for the three months ended March 31, 2002 from $2,993,000 for the same period in 2001 includes the consolidation of two partnerships (described in Note 3 to the Company's financial statements) effective January 1, 2002. A total of $856,000 in income was allocated to the minority interests with respect to these two newly consolidated partnerships (including $120,000 in depreciation expense) in the three months ended March 31, 2002.

         On April 19, 2002, the Company acquired through a merger all of the remaining limited partnership interest not currently owned by the Company in PS Partners V, Ltd., a partnership which is consolidated with the Company. The acquisition cost consisted of approximately 534,000 shares of Public Storage common stock and approximately $13 million in cash. Minority interest in income for the three months ended March 31, 2002 with respect to these interests was approximately $464,000 (including $272,000 in depreciation expense).

SUPPLEMENTAL PROPERTY DATA AND TRENDS
--------------------------------------------------------------------------------

         At March 31, 2002, there were approximately 43 ownership entities owning in aggregate 1,392 storage facilities, including the facilities which we own and/or operate. At March 31, 2002, 36 of these facilities were owned by the Unconsolidated Entities, entities in which we have an ownership interest and use the equity method for financial statement presentation. The remaining 1,356 facilities are owned by the Company and the Consolidated Entities.

         The following table summarizes our investment in real estate facilities as of March 31, 2002:

                                                                          Net Rentable Square
                                                                          Footage of Storage
                                                       Number of             Facilities
                                                    Storage Facilities     (in thousands)
                                                   --------------------   --------------------
Consolidated facilities:
   Wholly-owned by the company.................               806                50,452
   Owned by Controlled Entities................               550                31,694
                                                   --------------------   --------------------
                                                            1,356                82,146
Facilities owned by Unconsolidated Entities....                36                 2,186
                                                   --------------------   --------------------
 Total  facilities  in which  the  Company  has
   an ownership interest.......................             1,392                84,332
                                                   ====================   ====================

         In addition to the Company's interest in storage facilities noted above, the Company and the Consolidated Entities own five commercial facilities with an aggregate of 385,000 net rentable square feet. The Company and the entities it controls also have a 44% common interest in PSB, which at March 31, 2002 owned and operated 14.8 million net rentable square feet of commercial space.

SAME STORE OPERATING RESULTS

         The Company derives substantially all of its revenues from the ownership and management of self-storage facilities. In order to evaluate the performance of the Company's overall storage facility portfolio, management analyzes the operating performance of a consistent group of self-storage facilities.

         We have increased the number of facilities included in the "Same Store" pool from 945 at December 31, 2001 to 1,260 facilities (which at March 31, 2002 includes 32 facilities that are owned by unconsolidated entities in which the Company has an interest).

         The 315 facilities added to the Same Store pool for 2002 had enough operating history as stabilized facilities managed by Public Storage, and in which Public Storage had an interest in to provide meaningful comparative information for 2000, 2001, and 2002. The facilities added included the more than 200 facilities acquired in the merger with Storage Trust in 1999, other facilities acquired prior to January 1, 2000, and newly developed facilities opened prior to January 1, 1998. We believe that the increase in the Same Store pool to 1,260 facilities provides a more complete view of the Company's portfolio.

         As a result of the change in the Same Store pool, the relative weighting of markets has changed. Accordingly, comparisons should not be made between information presented previously for the Same Store pool of 945 facilities and this current pool of 1,260 facilities in order to identify trends in occupancies, realized rents per square foot, or operating results.

         The following table summarizes the pre-depreciation historical operating results of the Same Store self-storage facilities:

SAME STORE SELF-STORAGE FACILITIES
----------------------------------           Three months ended
(historical property operations)                 March 31,
                                           ----------------------    Percentage
                                             2002         2001         Change
                                           ---------    ---------    ----------
                                                  (Amounts in thousands,
                                               except rent per square foot)

Rental income (1) (2)...............       $ 180,986    $ 178,729        1.3%
Cost of operations  (2).............          54,004       55,156       (2.1)%
                                           ---------    ---------    ----------
Net operating income (2)............       $ 126,982    $ 123,573        2.8%
                                           =========    =========    ==========

Gross profit margin.................           70.2%        69.1%       1.1%

Weighted Average:
  Occupancy (3).....................           83.6%        88.2%      (4.6)%
  Annualized realized rent per sq. ft
     for the period (4).............       $   11.85    $   11.12       6.6%

1. Rental income includes late charges and administrative fees that in the aggregate totaled $5,564,000 and $6,371,000 for the three months ended March 31, 2002 and 2001, respectively. Rental income is net of discounts offered to new tenants. Discounts totaled $1,102,000 and $2,943,000 for the three months ended March 31, 2002 and 2001, respectively.

2. Historical property operations excludes the sale of locks, boxes, and packing supplies, tenant re-insurance revenues and truck rental revenues.

3. Occupancies indicated in the above table represent the weighted average physical occupancy levels over the entire three month periods. Comparisons should not be made between the occupancies of this Same Store pool of 1,260 facilities and what was previously presented for the 945 Same Store facilities in order to evaluate trends in occupancies.

4. Realized annual rent per square foot is computed by annualizing rental income including late charges and administrative fees divided by weighted average occupied square footage for the period.

         The increase in rental income for the first quarter is attributable to a 6.6% increase in realized rent per occupied square foot partially offset by a reduction in weighted average occupancy levels during the period. Higher realized rent per occupied square foot was achieved through more aggressive pricing that was implemented during 2001, offset partially by reduced occupancy levels.

         Our more aggressive rental rates and reductions in the amount of discounts offered, which occurred primarily in the last nine months of 2001, have resulted in a reduction in weighted average occupancy levels during the first quarter of 2002 as compared to the same period of 2001, as indicated in the table above. This reduction continues the trend that started in 2001.

         We are continuously evaluating the call volume to our reservation center, our reservation activity, and move-in/move-out rates for each of our markets relative to our marketing activities and rental rates. In addition, we evaluate market supply and demand factors and based upon these analyses we are continuing to adjust our marketing activities and have reduced rental rates.

         During the first quarter of 2002, some of our efforts to increase our occupancy levels included national television advertising, promotional activities, and discounts which took place during the latter part of March 2002 and which we expect to continue at least throughout the second quarter of 2002, with continued increases in television advertising, discounts, and promotional activities. No assurance can be provided as to the impact of these efforts on our realized rents, occupancy levels, or net operating income growth.

         Cost of operations includes all direct and indirect costs of operating, marketing and managing the facilities, and is analyzed as follows:

                                                      Three months ended
                                                          March 31,
                                                -----------------------------
                                                   2002              2001               Change
                                                -----------       -----------         -----------
                                                   (Amounts in thousands)
Payroll expense                                 $    15,641       $    15,159             3.2%
Property taxes                                       17,018            16,446             3.5%
Repairs and maintenance                               3,049             3,830           (20.4)%
Advertising                                           2,830             2,851            (0.7)%
Telephone  reservation center costs                   2,264             3,010           (24.8)%
Other                                                13,202            13,860            (4.7)%
                                                -----------       -----------         -----------
                                                $    54,004       $    55,156            (2.1)%
                                                ===========       ===========         ===========

         The decrease in operating expenses is attributable to reductions in repairs and maintenance, and telephone reservation center expenses for the quarter ended March 31, 2002, offset partially by an increase in television advertising described above.

         The following table summarizes Same Store operating trends by region for the three months ended March 31, 2002 and 2001 (Dollar amounts in thousands):


                 Northern    Southern                                          Other
                 California  California    Texas      Florida     Illinois     states       Total
                 ----------  ----------    --------   --------    --------     --------   ---------
Rental income:
--------------
           2002   $22,682      $30,408     $16,222     $15,827    $13,900       $81,947   $180,986
           2001   $23,359      $29,655     $15,765     $15,359    $13,666       $80,925   $178,729
       % change     (2.9)%       2.5%        2.9%        3.0%       1.7%         1.3%        1.3%

Cost of operations:
-------------------
           2002    $4,986       $6,684      $6,047      $4,945     $5,492       $25,850    $54,004
           2001    $5,028       $6,545      $6,160      $5,138     $5,780       $26,505    $55,156
       % change     (0.1)%       2.1%       (1.8)%      (3.8)%     (5.0)%       (2.5)%      (2.1)%

Net operating income:
---------------------
           2002   $17,696      $23,724     $10,175     $10,882     $8,408       $56,097   $126,982
           2001   $18,331      $23,110      $9,605     $10,221     $7,886       $54,420   $123,573
       % change     (3.5)%       2.7%        5.9%        6.5%       6.6%         3.1%        2.8%

Weighted avg. occupancy:
------------------------
           2002     84.2%       86.3%        83.6%       84.4%      81.9%       83.0%        83.6%
           2001     93.1%       92.0%        88.0%       86.0%      87.1%       86.9%        88.2%
       % change     (8.9)%      (5.7)%      (4.4)%      (1.6)%     (5.2)%       (3.9)%      (4.6)%

Weighted avg. annualized realized rents per occupied sq. ft.:
-------------------------------------------------------------
           2002     $15.74     $15.95        $8.87      $10.79      $13.08      $10.82       $11.85
           2001     $14.65     $14.59        $8.21      $10.29      $12.09      $10.23       $11.12
       % change      7.4%        9.3%        8.0%        4.9%       8.2%         5.8%        6.6%

Number of facilities:
---------------------
                      127         143         142         123         86           639       1,260


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

                                                                              For the three months ended
                                                                                        March 31,
                                                                                 2002           2001
                                                                              ----------       ---------
                                                                                (Amount in thousands)

Net cash provided by operating activities.............................         $152,149        $110,300

Allocable to minority interests (Preferred Units).....................           (6,726)         (8,505)
Allocable to minority interests (common equity).......................           (6,871)         (4,951)
                                                                              ----------       ---------

Cash from operations allocable to our shareholders....................          138,552          96,844

Capital improvements to maintain our facilities:
  Storage facilities..................................................           (3,758)         (4,676)
  Commercial properties...............................................             (210)           (138)
  Add back: minority interest share of capital improvements to maintain
    facilities........................................................              179              73
                                                                              ----------       ---------
Remaining operating cash flow available for distributions to our                134,763          92,103
   shareholders.......................................................

Distributions paid:
  Preferred stock dividends...........................................          (35,840)        (28,036)
  Equity Stock, Series A dividends....................................           (5,375)         (3,452)
  Distributions to Common and Class B shareholders (a)................          (55,045)        (27,957)
                                                                              ----------       ---------

Cash available for principal payments on debt and reinvestment........          $38,503         $32,658
                                                                              ==========       =========

         (a) Distributions to common shareholders include the Company's regular common distribution of $0.45 and $0.22 per common share for the three months ended March 31, 2002 and 2001, respectively.

         Our financial profile is characterized by a low level of debt to total capitalization, increasing net income, increasing cash flow from operations, and a conservative dividend payout ratio with respect to the common stock. We expect to fund our growth strategies with cash on hand at March 31, 2002, internally generated retained cash flows, and proceeds from issuing equity securities. In general, our current strategy is to continue to finance our growth with permanent capital; either common or preferred equity. We have in the past used our $200 million line of credit as temporary "bridge" financing, and repaid those amounts with internally generated cash flows and proceeds from the placement of permanent capital. As of March 31, 2002, we had no outstanding borrowings on the line of credit.

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

         Our portfolio of real estate facilities remains substantially unencumbered. At March 31, 2002, we had mortgage debt outstanding of $23.0 million and unsecured debt in the amount of $105.1 million, and had consolidated real estate facilities with a book value of $4.1 billion. We have not financed our acquisitions with debt and generally our borrowing has increased through the assumption of pre-existing debt on acquired real estate facilities.

         We believe that our size and financial flexibility enables us to access capital when appropriate. During 2001 and in the first quarter of 2002, we raised a total of $1.1 billion through the issuance of preferred securities, and $74.8 million through the issuance of our Equity Stock, Series A. In 2001, we redeemed for cash $441.3 million in cumulative preferred stock and $80.0 million in preferred operating partnership units, allowing us to take advantage of favorable rate spreads.

         We have completed in the first quarter of 2002, or anticipate the following issuances and redemptions of equity during 2002:

o On January 18, 2002, we completed a public offering of 6,000,000 depositary shares ($25 stated value per depositary share) each representing 1/1,000 of a share of 7.625% Cumulative Preferred Stock, Series T, raising net proceeds of approximately $145.1 million.

o On February 19, 2002, we completed a public offering of 6,000,000 depositary shares ($25 stated value per depositary share) each representing 1/1,000 of a share of 7.625% Cumulative Preferred Stock, Series U, raising net proceeds of approximately $145.1 million.

o It is our intent to call for redemption our 10% Senior Preferred Stock Series A, which becomes redeemable on September 30, 2002. The aggregate redemption amount for this security is $25 per share or approximately $45.6 million, plus accrued dividends.

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

         During the three months ended March 31, 2002 and 2001, we paid cash dividends totaling $35,840,000 and $28,036,000, respectively, to the holders of our Senior Preferred Stock. The amounts paid in 2002 include an aggregate of $3,623,000 with respect to the Series T and Series U Preferred Stock, which reflects a payment for a partial period from the date of their respective issuances. We estimate the regular annual distribution requirements with respect to our Preferred Stock outstanding at March 31, 2002 to be approximately $151.7 million, which includes $4.6 million for our Senior Preferred Stock, Series A, which we anticipate redeeming on September 30, 2002.

         During the three months ended March 31, 2002 and 2001, we paid cash dividends totaling $6,726,000 and $8,505,000, respectively, to the holders of our preferred operating partnership units. The fiscal 2002 distribution requirement with respect to the preferred operating partnership units outstanding at March 31, 2002 is estimated at $26.9 million.

         During the three months ended March 31, 2002 and 2001, we paid cash dividends totaling $5,375,000 and $3,452,000, respectively, to the holders of Equity Stock, Series A. With respect to the Equity Stock, Series A outstanding at March 31, 2002, we estimate the total annual regular distribution to be approximately $21.5 million assuming that dividends of at least $0.49 per share per year are paid to the common shareholders.

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

         During the three months ended March 31, 2002 we paid dividends totaling $55,045,000 ($0.45 per common share) to the holders of our common stock and Class B common stock. Based upon shares outstanding at May 1, 2002 and a quarterly distribution of $0.45 per share which was declared by the Board of Directors on May 9, 2002 and payable on June 28, 2002, we estimate a dividend with respect to our common stock and Class B common stock of $55.2 million for the second quarter of 2002.

         To the extent that the Company continues to qualify as a REIT, we will not be taxed, with certain limited exceptions, on the taxable income that is distributed to our shareholders, provided that at least 90% of our taxable income is so distributed to our shareholders prior to filing the Company's tax return. Accordingly, for the remainder of 2002, distributions with respect to the Common Stock and Equity Stock, Series A will be determined based upon our estimated REIT taxable income taking into consideration distributions to the preferred shareholders. We anticipate that, at a minimum, quarterly distributions per common share will remain at $0.45 per common share (regular quarterly common distributions were increased from $0.22 per common share during the first two quarters of 2001). Over the past several years, in addition to the regular quarterly dividends paid to our common shareholder, we also paid special distributions. These special distributions were necessary to meet our distribution requirements in order to maintain our REIT tax status. The need to make a special distribution in 2002 is not determinable at this time and will depend in large part on our 2002 taxable income relative to the distributions being paid to all of our shareholders.

         CAPITAL IMPROVEMENT REQUIREMENTS: For 2002, we have budgeted approximately $31 million for capital improvements. During the three months ended March 31, 2002, we incurred capital improvements of approximately $4.0 million.

         DEBT SERVICE REQUIREMENTS: We do not believe we have any significant refinancing risks with respect to our notes payable, all of which is fixed rate. At March 31, 2002, we had total outstanding notes payable of approximately $128.1 million. Approximate principal maturities of notes payable at March 31, 2002 are as follows:

                                      Unsecured
                                     Senior Notes        Mortgage debt          Total
                                    -------------      ---------------        -----------
                                                  (amounts in thousands)
2002 (remainder of)..........       $       9,750      $       2,754           $  12,504
2003.........................              35,900              3,585              39,485
2004.........................              25,800             15,063              40,863
2005.........................              11,200                156              11,356
2006.........................              11,200                170              11,370
Thereafter...................              11,200              1,298              12,498
                                    -------------      ---------------        -----------
                                    $     105,050      $      23,026          $  128,076
                                    =============      ===============        ===========
Weighted average rate........               7.5%              10.2%                 8.0%
                                    =============      ===============        ===========

         ACQUISITION OF INTERESTS IN SELF-STORAGE FACILITIES: On January 16, 2002, we acquired the remaining 70% interest in the Development Joint Venture for approximately $153,078,000 in cash. The Development Joint Venture was formed in April 1997 with equity capital consisting of 30% from the Company and 70% from an institutional investor, and owns 47 storage facilities opened since 1997. On April 19, 2002, the Company acquired through a merger all of the remaining limited partnership interest not currently owned by the Company in PS Partners V, Ltd., a partnership which is consolidated with the Company. The acquisition cost consisted of approximately 534,000 shares of Public Storage common stock and approximately $13 million in cash.

         ACQUISITION OF SELF-STORAGE FACILITIES FROM THIRD PARTIES: In the first quarter of 2002, we acquired two self-storage facilities from third parties for an aggregate acquisition cost of $5,052,000. During 2000 and 2001, we acquired an aggregate of 15 real estate facilities, substantially all of which were self-storage facilities, for an aggregate of $70.6 million. Our low level of third-party acquisitions in recent years is not indicative of either the supply of facilities offered for sale or our ability to finance the acquisitions, but is primarily due to prices sought by sellers and our lack of desire to pay such prices. During the remainder of 2002, we will continue to seek to acquire additional self-storage facilities from third parties, however, it is difficult to estimate the level of third-party acquisitions.

         DEVELOPMENT OF SELF-STORAGE FACILITIES: In November 1999, we formed a second joint venture partnership for the development of approximately $100 million of self-storage facilities. The venture is funded solely with equity capital consisting of 51% from us and 49% from the joint venture partner, and has substantially completed its development activities. At March 31, 2002, the second development joint venture owned 21 facilities (approximately 1,339,000 net rentable square feet) with an estimated development cost of approximately $108.2 million. As of March 31, 2002, the second development joint venture is developing one additional project (approximately 74,000 net rentable square feet) that was completed in April 2002 with a total cost of $6.6 million.

         The Company anticipates that the cost of development of self-storage facilities for the year ended December 31, 2002 and beyond will be approximately $125 million to $150 million per year.

         At March 31, 2002, the Company has a "pipeline" of 38 identified projects (including the one project noted above being developed by the second development joint venture) comprised of new and expansion self-storage facilities. Total estimated costs with respect to these facilities is approximately $259.1 million, of which $89.2 million has been spent, with opening dates estimated through the fourth quarter of 2003. The development and fill-up of these storage facilities is subject to significant contingencies such as obtaining appropriate governmental approvals. We estimate that the amount remaining to be spent of approximately $170 million on these 38 projects in the pipeline will be incurred over approximately the next 24 months.

         We have acquired the land for 24 of the projects in the pipeline, which have an aggregate estimated cost of $158.7 million and costs incurred through March 31, 2002 of approximately $84.1 million. The remaining 14 facilities represent identified sites where we have an agreement in place to acquire the land, generally within one year. However, there are no assurances that we will acquire and/or development the land.

         The following table sets forth our development pipeline and a range of estimated opening dates for these projects (Dollar amounts in thousands):

                                             Number      Total Estimated       Total Cost         Estimated time
                                               of           Cost of        Incurred through     Frames of Facility
                                           Facilities      Development       March 31, 2002          Openings
                                           ----------    ---------------   ----------------     ------------------
Development - land acquired at 3/31/02
--------------------------------------
Self-storage facilities...............         19         $   138,082         $   81,122         Q2 '02 - Q2 `03
Expansions of existing self-storage
    facilities........................          5              20,658              2,961         Q2 '02 - Q1 `03
                                           ----------    ---------------   ----------------
     Total............................         24             158,740             84,083
                                           ----------    ---------------   ----------------
Potential development - land to be
----------------------------------
acquired after 3/31/02
----------------------
Self-storage facilities...............         14             100,379              5,143         Q1 '03 - Q4 `03
                                           ----------    ---------------   ----------------
     Totals...........................         38         $   259,119         $   89,226
                                           ==========    ===============   ================

         REPURCHASES OF THE COMPANY'S COMMON STOCK: As previously announced, the Company's Board of Directors authorized the repurchase from time to time of up to 25,000,000 shares of the Company's common stock on the open market or in privately negotiated transactions. From the initial authorization through March 31, 2002, the Company has repurchased a total of 21,497,020 shares of common stock at an aggregate cost of approximately $535.9 million. There have been no substantial repurchases of the Company's common stock since May 2001.

         FUNDS FROM OPERATIONS: Total funds from operations or "FFO" increased to $131,714,000 for the three months ended March 31, 2002 compared to $114,867,000 for the same period in 2001. FFO available to common shareholders (after deducting preferred stock dividends) was $90,499,000 for the three months ended March 31, 2002 compared to $83,379,000 for the same period in 2001. FFO is defined as net income or (loss) (computed in accordance with generally accepted accounting principles) before: (i) gain or (loss) on early extinguishment of debt, (ii) minority interest in income and (iii) gain or (loss) on the disposition of real estate, adjusted as follows: (a) plus depreciation and amortization (including our pro-rata share of depreciation and amortization of unconsolidated equity interests and amortization of assets acquired in a merger, including property management agreements and goodwill), and (b) less FFO attributable to minority interest.

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

ITEM 2A. Risk Factors
---------------------

         In addition to the other information in our Form 10-Q and our Form 10-K for the year ended December 31, 2001, you should consider the following factors in evaluating the Company:

THE HUGHES FAMILY COULD CONTROL US.

         At March 31, 2002, the Hughes family owned approximately 34.1% of our outstanding shares of common stock (approximately 37.9% upon conversion of our class B common stock). Consequently, the Hughes family could control matters submitted to a vote of our shareholders, including electing directors, amending our organizational documents, dissolving and approving other extraordinary transactions, such as a takeover attempt.

PROVISIONS IN OUR ORGANIZATIONAL DOCUMENTS MAY PREVENT CHANGES IN CONTROL.

         Restrictions in our organizational documents may further limit changes in control. Unless our board of directors waives these limitations, no shareholder may own more than (1) 2.0% of our outstanding shares of our common stock or (2) 9.9% of the outstanding shares of each class or series of our preferred or equity stock. Our organizational documents in effect provide, however, that the Hughes family may continue to own the shares of our common stock held by them at the time of a 1995 reorganization. These limitations are designed, to the extent possible, to avoid a concentration of ownership that might jeopardize our ability to qualify as a REIT. These limitations, however, also make a change of control significantly more difficult (if not impossible) even if it would be favorable to the interests of our public shareholders. These provisions will prevent future takeover attempts not approved by our board of directors even if a majority of our public shareholders deem it to be in their best interests because they would receive a premium for their shares over the shares' then market value or for other reasons.

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

WE AND OUR SHAREHOLDERS ARE SUBJECT TO FINANCING RISKS.

         Debt increases the risk of loss. In making real estate investments, we may borrow money, which increases the risk of loss. At March 31, 2002, our debt of $128.1 million was approximately 2.6% of our total assets.

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

         o    potential terrorist attacks;

         o    the impact of environmental protection laws;

         o changes in interest rates and availability of permanent mortgage funds which may render the sale or financing of a property difficult or unattractive; and

         o    changes in tax, real estate and zoning laws.

         There is significant competition among self-storage facilities. Most of our properties are self-storage facilities, which generated 87% of our total revenues during the first quarter of 2002. Competition in the market areas in which many of our properties are located is significant and has affected the occupancy levels, rental rates and operating expenses of some of our properties. Any increase in availability of funds for investment in real estate may accelerate competition. Further development of self-storage facilities may intensify competition among operators of self-storage facilities in the market areas in which we operate.

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

         We have conducted preliminary environmental assessments of most of our properties (and intend to conduct these assessments in connection with property acquisitions) to evaluate the environmental condition of, and potential environmental liabilities associated with, our properties. These assessments generally consist of an investigation of environmental conditions at the property (not including soil or groundwater sampling or analysis), as well as a review of available information regarding the site and publicly available data regarding conditions at other sites in the vicinity. In connection with these property assessments, our operations and recent property acquisitions, we have become aware that prior operations or activities at some facilities or from nearby locations have or may have resulted in contamination to the soil or groundwater at these facilities. In this regard, some of our facilities are or may be the subject of federal or state environment investigations or remedial actions. We have obtained, with respect to recent acquisitions, and intend to obtain with respect to pending or future acquisitions, appropriate purchase price adjustments or indemnifications that we believe are sufficient to cover any related potential liability. Although we cannot provide any assurance, based on the preliminary environmental assessments, we believe we have funds available to cover any liability from environmental contamination or potential contamination and we are not aware of any environmental contamination of our facilities material to our overall business, financial condition or results of operation.

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

OUR PORTABLE SELF-STORAGE BUSINESS HAS INCURRED OPERATING LOSSES.

         Public Storage Pickup & Delivery was organized in 1996 to operate a portable self-storage business. We own all of the economic interest of Pickup & Delivery. Since Pickup & Delivery will operate profitably only if it can succeed in the relatively new field of portable self-storage, we cannot provide any assurance as to its profitability. Pickup & Delivery incurred operating losses of $5,135,000 in 2000 and $2,218,000 in 2001. Pickup & Delivery had an operating profit totaling approximately $480,000 for the three months ended March 31, 2002 as compared to an operating loss of $927,000 for the same period in 2001.

PART II.  OTHER INFORMATION

Item 3.  Qualitative and Quantitative Disclosures about Market Risk
-------------------------------------------------------------------

         To limit our exposure to market risk, we principally finance our operations and growth with permanent equity capital, consisting of either common or preferred stock. At March 31, 2002, our debt as a percentage of total shareholders' equity (based on book values) was 3.1%.

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

         Our market risk sensitive instruments include notes payable, which totaled $128.1 million at March 31, 2002. Substantially all of the Company's notes payable bear interest at fixed rates. See "Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" for approximate principal maturities of the notes payable as of March 31, 2002.

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

11 Statement Re Computation of Ratio of Earnings Per Share. Filed herewith.

12 Statement Re Computation of Ratio of Earnings to Fixed Charges. Filed herewith.

--------------------
*        Compensatory benefit plan.
**       Management contract.


(b)      Reports on Form 8-K:

         During the quarter ended March 31, 2002, the Company filed (1) a Current Report on form 8-K, dated January 15, 2002 (filed January 16,
         2002), pursuant to Item 5, in connection with the Company's public offering in January 2002 of depositary shares, each representing 1/1,000 of a share of 7.625% Cumulative Preferred Stock, Series T, and
         (2) a Current Report on form 8-K, dated February 13, 2002 (filed February 14, 2002), pursuant to Item 5, in connection with the Company's public offering in February 2002 of depositary shares, each representing 1/1,000 of a share of 7.624% Cumulative Preferred Stock, Series U.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                             DATED:  May 15, 2002

                             PUBLIC STORAGE, INC.


                             BY: /s/ John Reyes
                                 John Reyes
                                 Senior Vice President and Chief Financial
                                 Officer (Principal financial officer and duly authorized officer)