Form 10-K/A
period 2001-12-31
PUBLIC STORAGE INC /CA
filed 2002-07-12
CIK 318380

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

Securities registered pursuant to Section 12(b) of the Act:

                                                                                          Name of each exchange
                                Title of each class                                        on which registered
---------------------------------------------------------------------------------    -------------------------------
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

         The Company has reported annually to the Securities and Exchange Commission on Form 10-K, which includes financial statements certified by independent public accountants. The Company has also reported quarterly to the Securities and Exchange Commission on Form 10-Q, and includes unaudited financial statements with such filings. The Company expects to continue such reporting.

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

Growth and Investment Strategies
--------------------------------

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

         In April 1997, we formed PSAF Development Partners, L.P., a joint venture partnership with a third party institutional investor to participate in the development of approximately $220 million of storage facilities. At December 31, 2000, the joint venture had completed construction of 47 storage facilities with a total cost of approximately $232 million and was fully committed. The joint venture was funded solely with equity capital consisting of 30% from the Company and 70% from the institutional investor. We acquired our joint venture partner's interest in this entity in January, 2002.

         In November 1999, we formed PSAC Development Partners, L.P., a second joint venture partnership with a joint venture partner (PSAC Storage Investors, LLC) whose partners include a third party institutional investor, owning approximately 35% , and Mr. Hughes, owning approximately 65%, to develop approximately $100 million of storage facilities. At December 31, 2001, PSAC Development Partners, L.P had completed construction on 20 storage facilities with a total cost of approximately $96.0 million, and had two facilities under construction with an aggregate cost incurred of approximately $11.0 million and total additional estimated cost to complete of approximately $0.7 million.

         PSAC Development Partners, L.P is funded solely with equity capital consisting of 51% from the Company and 49% from PSAC Storage Investors, LLC. The term of the Consolidated Development Joint Venture is 15 years; however, during the sixth year PSAC Storage Investors, LLC has the right to cause an early termination of PSAC Development Partners, L.P. If PSAC Storage Investors, LLC exercises this right, we then have the option, but not the obligation, to acquire their interest for an amount that will allow them to receive an annual return of 10.75%. If the Company does not exercise its option to acquire PSAC Storage Investors, LLC's interest, PSAC Development Partners, L.P's assets will be sold to third parties and the proceeds distributed to the Company and PSAC Storage Investors, LLC in accordance with the partnership agreement. If PSAC Storage Investors, LLC does not exercise its right to early termination during the sixth year, the partnership will be liquidated 15 years after its formation with the assets sold to third parties and the proceeds distributed to the Company and PSAC Storage Investors, LLC in accordance with the partnership agreement.

         PSAC Storage Investors, LLC provides Mr. Hughes with a fixed yield of approximately 8.0% per annum on his preferred non-voting interest (representing an investment of approximately $64.1 million at December 31, 2001). In addition, Mr. Hughes can receive up to 1% of cash flow of the Partnership (estimated to be less than $50,000 per year) if PSAC Storage Investors, LLC elects an early termination. If PSAC Storage Investors, LLC does not elect to cause an early termination, Mr. Hughes' 1% interest can increase to up to 10%.

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

         OTHER INVESTING ACTIVITIES: Following are the Company's policies with respect to certain other investing strategies, each of which may be entered into without a vote of shareholders:

         o Making loans to other entities: The Company has made loans in connection with the sale of properties, has made short-term loans to PS Business Parks, Inc. in the last three years and may make loans to third parties as part of its investment objectives. However, the Company doesn't expect such items to be a significant part of its investing activities.

         o Investing in the securities of other issuers for the purpose of exercising control: There have been two instances in the past three years where the Company has invested in the securities of another publicly-held REIT, one which resulted in control of that REIT (the merger with Storage Trust in 1999), and one that did not. The Company may engage in these activities in the future as a component of its real estate acquisition strategy.

         o To underwrite securities of other issuers: The Company has not engaged in this activity in the last three years, and does not intend to in the future.

         o Short-term investing: The Company has not engaged in investments in real estate or real estate entities on a short-term basis in the last three years with the exception of the aforementioned investments in the securities of other REIT's. Instead, historically, the Company has acquired real estate assets and held them for an extended period of time. The Company does not anticipate any such short-term investments.

         o Repurchasing or reacquiring the Company's shares or other securities: The Board of Directors has authorized the repurchase from time to time of up to 25,000,000 shares of the Company's common stock on the open market or in privately negotiated transactions. Cumulatively through December 31, 2001, we repurchased a total of 21,486,020 shares of common stock at an aggregate cost of approximately $535,481,000. In addition, in 2001, we redeemed or repurchased $441,250,000 of our senior preferred stock and $80,000,000 of our preferred partnership units for cash, representing a refinancing of these securities into lower-coupon preferred securities. Any future repurchases of the Company's common stock will depend primarily upon the attractiveness of repurchases compared to our other investment alternatives. Future redemptions or repurchases of the Company's preferred securities, which will become available for redemption or repurchase on their respective call dates, will be dependent upon the spread between market rates and the coupon rates of these securities.

Financing of the Company's Growth Strategies
--------------------------------------------

          Overview of Financing Strategy: Over the past three years we have funded substantially all of our acquisitions with permanent capital (retained cash flow as well as common and preferred securities). We have elected to use preferred securities as a form of leverage despite the fact that the dividend rates of our preferred securities exceed the prevailing market interest rates on conventional debt, because of certain benefits described in "Management's Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources." Our present intent is to continue to finance our growth with substantially permanent capital.

          BORROWINGS: We have in the past used our $200 million line of credit described below under "Borrowings" as temporary "bridge" financing, and repaid those amounts with permanent capital. In the last three years, the only additional long-term debt we have incurred has been assumed in connection with property acquisitions, most notably the merger with Storage Trust in 1999 wherein we assumed $100 million in senior unsecured notes. While it is not our present intention to issue debt as a long-term financing strategy, we have broad powers to borrow in furtherance of our objectives without a vote of the our shareholders. These powers are subject to a limitation on unsecured borrowings in the Company's Bylaws described in "Limitations on Borrowings" below.

          ISSUANCE OF SENIOR SECURITIES: The Company has in the last three years, and expects to continue, to issue additional series of preferred stock that are senior to the Company's Common Stock and Equity Stock. At December 31, 2001, we had approximately $1.54 billion of preferred stock outstanding. The preferred stock, which was issued in series, has general preference rights with respect to liquidation and quarterly distributions. We intend to continue to issue preferred securities without a vote of our common shareholders.

          ISSUANCE OF SECURITIES IN EXCHANGE FOR PROPERTY: The Company has issued common equity in exchange for real estate and other investments in the last three years. Future issuances will be dependent upon market conditions at the time.

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

          See "Management's Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources."

Investments in Real Estate and Real Estate Entities
---------------------------------------------------

         INVESTMENT POLICIES AND PRACTICES WITH RESPECT TO OUR INVESTMENTS:
Following are our investment practices and policies which, though we do not anticipate any significant alteration, can be changed by the Board of Directors without a shareholder vote:

         o Our investments primarily consist of direct ownership of self-storage properties (the nature of our self-storage properties is described in Item 2, "Properties"), as well as partial interests in entities that own self-storage properties, which are located in the United States.

         o    Our investments are acquired both for income and for capital gain.

         o Our partial ownership interests primarily reflect general and limited partnership interests in entities that own self-storage facilities that are operated by the Company.

         o Additional acquired interests in real estate (other than the acquisition of wholly-owned properties) will be additional common equity interests in entities in which we already have an interest.

         o To a lesser extent, we have interests in existing commercial properties (described in Item 2, "Properties"), containing commercial and industrial rental space, primarily through our investment in PS Business Parks.

         o The Company is developing 46 storage facilities, which includes 7 expansions of real estate facilities, for a total cost of $298.4 million. See "Management's discussion and analysis of financial condition and results of operations - Liquidity and Capital Resources."

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

Facilities Owned by Controlled Entities
---------------------------------------

         In addition to our direct ownership of 721 storage facilities, at December 31, 2001, we had controlling ownership interests in 38 entities owning in aggregate 549 storage facilities. Because of our controlling interest in each of these entities, we consolidate the assets, liabilities, and results of operations of these entities on the Company's financial statements.

Facilities Owned by Unconsolidated Entities
-------------------------------------------

         At December 31, 2001, we had ownership interests in PSB and 10 limited partnerships (collectively the "Unconsolidated Entities"). Our ownership interest in these entities is less than 50%.

         Due to the Company's limited ownership interest and limited control of these entities, we do not consolidate the accounts of these entities for financial reporting purposes and account for such investments using the equity method. PSB, which files financial statements with the Securities and Exchange Commission, has debt and other obligations that are not included on the Company's financial statements. The 10 limited partnerships do not have any significant amounts of debt or other obligations. See Note 5 to the Company's financial statements for the year ended December 31, 2001 for further disclosure regarding the assets and liabilities of the Unconsolidated Entities.

         The following chart sets forth, as of December 31, 2001, the 38 entities in which the Company has a controlling interest and the 11 entities in which the Company has a minority interest :

     Subsidiaries (Controlled Entities)                        Entities in which the Company
               of the Company                        has a Minority Interest (Unconsolidated Entities)
-----------------------------------------------------------------------------------------------------------
Carson Storage Ventures                                 Public Storage Alameda, Ltd.  (2)
Connecticut Storage Fund                                Public Storage Glendale Freeway, Ltd.
Del Amo Storage Partners, Ltd.                          Metropublic Storage Fund
Diversified Storage Venture Fund                        PS Business Parks, Inc.  (3)
Downey Storage Partners, Ltd.                           PSAF Development Partners, Ltd.
Huntington Beach Storage Partners, Ltd.                 Public Storage Crescent Fund, Ltd. (4)
Monterey Park Properties, Ltd.                          Public Storage Partners, Ltd. (5)
PS Co-Investment Partners                               Public Storage Partners II, Ltd. (6)
PS Insurance Company, Ltd.                              Public Storage Properties, Ltd. (7)
PS Orangeco Holdings, Inc.                              Public Storage Properties IV, Ltd. (8)
PS Orangeco, Inc.                                       Public Storage Properties V, Ltd. (9)
PS Partners, Ltd.
PS Partners IV, Ltd.
PS Partners V, Ltd.
PS Partners VI, Ltd.
PS Partners VIII, Ltd.
PSA Institutional Partners, L.P.
PSAC Development Partners, L.P. (1)
Public Storage Euro Fund III, Ltd. (2)
Public Storage Euro Fund IV, Ltd. (2)
Public Storage Euro Fund V, Ltd. (2)
Public Storage Euro Fund VI, Ltd. (2)
Public Storage Euro Fund VII, Ltd. (2)
Public Storage Euro Fund VIII, Ltd. (2)
Public Storage Euro Fund IX, Ltd. (2)
Public Storage Euro Fund X, Ltd. (2)
Public Storage Euro Fund XI, Ltd. (2)
Public Storage Euro Fund XII, Ltd. (2)
Public Storage Euro Fund XIII, Ltd. (2)
Public Storage German Fund II, Ltd. (2)
Public Storage Institutional Fund
Public Storage Institutional Fund II
Public Storage Institutional Fund III
Public Storage Institutional Fund IV
Public Storage Pickup & Delivery, L.P.
Storage Trust Properties, L.P.
Van Nuys Storage Partners, Ltd.
Whittier Storage Partners, Ltd.

(1) PSAC Storage Investors, LLC owns a direct 49% ownership interest in this entity. The partners of PSAC Storage Investors, LLC are Mr. Hughes, having an approximately 65% ownership interest, and a third party institutional investor having an approximately 35% ownership interest.

(2) B. Wayne Hughes owns approximately 20% of the general partner interest of these entities.

(3) B. Wayne Hughes owns approximately 0.5% of the common shares of PS Business Parks, Inc.

(4) B. Wayne Hughes owns approximately 17.9% of the general partnership interest of this entity.

(5) The Hughes Family owns approximately 24.3% of the limited partnership interests of this entity.

(6) The Hughes Family owns approximately 11.9% of the limited partnership interests of this entity.

(7) The Hughes Family owns 20% of the general partner interests and 30.5% of the limited partnership interests of this entity.

(8) The Hughes Family owns 20% of the general partner interests and 15.5% of the limited partnership interests of this entity.

(9) The Hughes Family owns 20% of the general partner interests and 11.4% of the limited partnership interests of this entity.

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

Federal Income Tax
------------------

         We believe that we have operated, and intend to continue to operate, in such a manner as to qualify as a REIT under the Internal Revenue Code of 1986, but no assurance can be given that it will at all times so qualify. To the extent that we continue to qualify as a REIT, it will not be taxed, with certain limited exceptions, on the taxable income (including gains from the sale of securities and properties) that is distributed to our shareholders. For Federal tax purposes, distributions to shareholders are treated by the shareholders as ordinary income, capital gains, return of capital or a combination thereof. Distributions in excess of taxable income (as defined) are treated as nontaxable returns of capital.

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

         At December 31, 2001, 24 of our facilities were encumbered by an aggregate of $23.8 million in mortgage debt.

         The Company has no specific policy as to the maximum size of any one particular self-storage facility. However, none of our facilities involves, or is expected to involve, 1% or more of the Company's total assets, gross revenues or net income.

         DESCRIPTION OF STORAGE FACILITIES: Storage facilities, which comprise the majority of our investments (approximately 92% based on rental revenue), are designed to offer accessible storage space for personal and business use at a relatively low cost. A user rents a fully enclosed space which is for the user's exclusive use and to which only the user has access on an unrestricted basis during business hours. On-site operation is the responsibility of resident managers who are supervised by district managers. Some storage facilities also include rentable uncovered parking areas for vehicle storage, as well as space for portable storage containers. Leases for storage facilities space may be on a long-term or short-term basis, although typically spaces are rented on a month-to-month basis. Rental rates vary according to the location of the property and the size of the storage space. All of our storage facilities are operated under the "Public Storage" name.

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

         Our storage facilities are geographically diversified and are located primarily in or near major metropolitan markets in 37 states in the United States. Generally our storage facilities are located in heavily populated areas and close to concentrations of apartment complexes, single family residences and commercial developments. However, there may be circumstances in which it may be appropriate to own a property in a less populated area, for example, in an area that is highly visible from a major thoroughfare and close to, although not in, a heavily populated area. Moreover, in certain population centers, land costs and zoning restrictions may create a demand for space in nearby less populated areas.

         Competition from other self-storage facilities in the market areas in which many of our properties are located is significant and has affected the occupancy levels, rental rates, and operating expenses of some of our properties.

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

         COMMERCIAL PROPERTIES: In addition to our interest in 1,384 storage facilities, we have an interest in PSB, which, as of December 31, 2001, owns and operates 14.8 million net rentable square feet in nine states. At December 31, 2001, our investment in PS Business Parks represents less than 6% of our total assets. We also own, either directly or through entities we control, an interest in five commercial properties with 385,000 net rentable square feet. Most of our non-storage facilities investments are interests in business parks and low-rise office buildings, primarily through our investment in PSB. A commercial property may include both industrial and office space. Industrial space may be used for, among other things, light manufacturing and assembly, storage and warehousing, distribution and research and development activities. We believe that most of the office space is occupied by tenants who are also renting industrial space. The remaining office space is used for general office purposes. A commercial property may also include facilities for commercial uses such as banks, travel agencies, restaurants, office supply shops, professionals or other tenants providing services to the public. The amount of retail space in a commercial property is not expected to be significant.

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

                                                              Range
                                               --------------------------------
         Year                 Quarter              High                  Low
        ------                -------          -----------          -----------
         2000                   1st            $    24.813          $    20.875
                                2nd                 24.875               21.250
                                3rd                 26.938               23.188
                                4th                 24.875               21.125

         2001                   1st                 26.750               24.125
                                2nd                 30.200               26.060
                                3rd                 34.850               29.150
                                4th                 35.150               32.480

                  The following table sets forth the high and low sales prices of the Depositary Shares Each Representing 1/1,000 of a Share of Equity Stock, Series A on the New York Stock Exchange composite tapes for the applicable periods.
                                                              Range
                                               --------------------------------
         Year                 Quarter              High                  Low
        ------                -------          -----------          -----------
         2000                    1st (a)       $    20.125          $    18.938
                                 2nd                22.750               19.250
                                 3rd                24.625               20.375
                                 4th                24.000               22.063

         2001                    1st                25.250               22.563
                                 2nd                25.050               23.250
                                 3rd                26.550               24.360
                                 4th                27.480               25.900

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

                  In April 2001, the Company completed a public offering of 2,210,500 depositary shares each representing 1/1,000 of a share of Equity Stock, Series A, ("Equity Stock A") raising net proceeds of approximately $51,836,000. In May 2001, the Company completed a direct placement of 830,000 depositary shares, raising net proceeds of approximately $20,294,000. In November 2001, the Company completed a direct placement of 100,000 depositary shares, raising net proceeds of approximately $2,690,000. In January 2000, we issued 4,300,555 depositary shares (2,200,555 shares as part of a special distribution declared on November 15, 1999 and 2,100,000 shares in a separate public offering). In addition, in the second quarter of 2000, we issued 52,547 depositary shares to a related party in connection with the acquisition of real estate facilities. In December 2000, we issued 1,282,500 depositary shares in a public offering. All of the issuances of the depositary shares described in this paragraph were registered under the Securities Act at the time of issuance.

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

                  The Series A through Series U Preferred Stock are collectively referred to as the "Senior Preferred Stock".

ITEM 6.  Selected Financial Data

                                                                          For the year ended December 31,
                                                       -----------------------------------------------------------------------
                                                       2001(1)         2000(1)        1999 (1)        1998 (1)        1997 (1)
                                                       --------        --------       --------        --------        --------
                                                                        (In thousands, except per share data)
Revenues:
  Rental income                                        $781,878        $702,365       $627,851        $535,869        $434,008
  Equity in earnings of real estate entities             38,542          36,109         32,183          26,602          17,569
  Interest and other income                              14,225          18,836         16,700          18,614          17,474
                                                       --------        --------       --------        --------        --------
                                                        834,645         757,310        676,734         581,085         469,051
                                                       --------        --------       --------        --------        --------
Expenses:
  Cost of operations                                    276,187         252,086        216,816         205,835         165,714
  Depreciation and amortization                         168,061         148,967        137,719         111,799          92,750
  General and administrative                             21,038          21,306         12,491          11,635          13,462
  Interest expense                                        3,227           3,293          7,971           4,507           6,792
                                                       --------        --------       --------        --------        --------
                                                        468,513         425,652        374,997         333,776         278,718
                                                       --------        --------       --------        --------        --------
Income before minority interest and disposition
  gain                                                  366,132         331,658        301,737         247,309         190,333
Minority interest in income (preferred)                 (31,737)        (24,859)             -               -               -
Minority interest in income (common)                    (14,278)        (13,497)       (16,006)        (20,290)        (11,684)
                                                       --------        --------       --------        --------        --------
Net income before gain on disposition of real
  estate                                                320,117         293,302        285,731         227,019         178,649
Gain on disposition of real estate investments            4,091           3,786          2,154               -               -
                                                       --------        --------       --------        --------        --------
Net income                                             $324,208        $297,088       $287,885        $227,019        $178,649
                                                       ========        ========       ========        ========        ========
--------------------------------------------------- --------------- -------------- --------------- --------------- --------------
Per Common Share:
-----------------
Distributions                                             $1.69           $1.48          $1.52           $0.88           $0.88

Net income - Basic                                        $1.53           $1.41          $1.53           $1.30           $0.92
Net income - Diluted                                      $1.51           $1.41          $1.52           $1.30           $0.91

Weighted average common shares - Basic                  122,310         131,566        126,308         113,929          98,446
Weighted average common shares - Diluted                123,577         131,657        126,669         114,357          98,961

--------------------------------------------------- --------------- -------------- --------------- --------------- --------------
Balance Sheet Data:
-------------------
Total assets                                         $4,625,879      $4,513,941     $4,214,385      $3,403,904      $3,311,645
Total debt                                             $168,552        $156,003       $167,338         $81,426        $103,558
Minority interest (common equity)                      $169,601        $167,918       $186,600        $139,325        $288,479
Minority interest (preferred OP Units)                 $285,000        $365,000              -               -               -
Shareholders' equity                                 $3,909,583      $3,724,117     $3,689,100      $3,119,340      $2,848,960

--------------------------------------------------- --------------- -------------- --------------- --------------- --------------
Other Data:
-----------
Net cash provided by operating activities              $538,534        $522,565       $463,292        $388,407        $292,325
Net cash used in investing activities                 $(306,058)      $(462,254)     $(452,209)      $(365,506)      $(408,313)
Net cash provided by (used in) financing
  activities                                          $(272,596)       $(25,969)       $(7,183)       $(13,131)       $130,587
Funds from operations (2)                              $499,576        $452,155       $428,962        $336,363        $272,234

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

Self - storage operations summary:                         Year Ended December 31,                Year Ended December 31,
----------------------------------                     ---------------------------------      ----------------------------------
                                                                              Percentage                              Percentage
                                                          2001         2000     Change           2000         1999      Change
                                                       ---------    --------- ----------      ---------    --------- -----------
                                                                            (Dollar amounts in thousands)
Rental income (a):
------------------
   Consistent Group (b)........................        $557,576     $520,177      7.2%        $520,177     $498,737       4.3%
   Acquired Facilities (c).....................         125,145      105,076     19.1%         105,076       70,446      49.2%
   Expansion Facilities (d)....................          22,872       21,527      6.2%          21,527       20,381       5.6%
   Developed Facilities (e)....................          14,870        3,715    300.3%           3,715           38    9676.3%
   Disposed Facilities (f).....................           1,199        2,615    (54.1)%          2,615        3,017     (13.3)%
                                                       ---------    --------- ----------      ---------    --------- -----------
     Total rental income.......................        $721,662     $653,110     10.5%        $653,110     $592,619      10.2%
                                                       ---------    --------- ----------      ---------    --------- -----------

Cost of operations:
-------------------
   Consistent Group............................        $162,416     $159,219      2.0%        $159,219     $150,855       5.5%
   Acquired Facilities.........................          48,457       40,200     20.5%          40,200       26,378      52.4%
   Expansion Facilities........................           8,167        7,198     13.5%           7,198        6,034      19.3%
   Developed Facilities........................           9,652        2,908    231.9%           2,908           72    3938.9%
   Disposed Facilities.........................             519          937    (44.6)%            937        1,142     (18.0)%
                                                       ---------    --------- ----------      ---------    --------- -----------
   Total cost of operations....................        $229,211     $210,462      8.9%        $210,462     $184,481      14.1%
                                                       ---------    --------- ----------      ---------    --------- -----------

Net operating income:
---------------------
   Consistent Group............................        $395,160     $360,958      9.5%        $360,958     $347,882       3.8%
   Acquired Facilities.........................          76,688       64,876     18.2%          64,876       44,068      47.2%
   Expansion Facilities........................          14,705       14,329      2.6%          14,329       14,347      (0.1)%
   Developed Facilities........................           5,218          807    546.6%             807          (34)  (2473.5)%
   Disposed Facilities.........................             680        1,678    (59.5)%          1,678        1,875     (10.5)%
                                                       ---------    --------- ----------      ---------    --------- -----------
   Total net operating income..................        $492,451     $442,648     11.3%        $442,648     $408,138       8.5%

 Depreciation..................................         158,476      141,425     12.1%         141,425      131,118       7.9%
                                                       ---------    --------- ----------      ---------    --------- -----------
   Operating Income............................        $333,975     $301,223     10.9%        $301,223     $277,020       8.7%
                                                       =========    ========= ==========      =========    ========= ===========

Number of self-storage facilities (at end of period):     1,270        1,247      1.8%           1,247        1,206       3.4%
Net rentable square feet (at end of period):             76,919       74,570      3.2%          74,570       71,469       4.3%

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

Selected Operating Data for the Consistent Group
-------------------------------------------------
of Facilities (909 Facilities):                            Year Ended December 31,                Year Ended December 31,
-------------------------------                         ---------------------------------      ----------------------------------
                                                                               Percentage                              Percentage
                                                         2001         2000        Change        2000          1999        Change
                                                        -------      -------   ----------      -------      -------    ----------

                                                             (Dollar amounts in thousands, except rents per square foot)
Weighted average:
   Occupancy (a)...............................          89.6%        92.0%      (2.4)%         92.0%        92.1%       (0.1)%
   Realized annual rent per square foot (b)....         $11.60       $10.54      10.1%         $10.54       $10.10        4.4%

Late charges and administrative fees...........         $18,884      $19,180     (1.5%)        $19,180      $19,182       0.0%
Promotional Discounts..........................          $3,992      $13,635    (70.7%)        $13,635      $14,570      (6.4%)

Gross margin...................................          70.9%        69.4%       1.5%          69.4%        69.7%       (0.3%)

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

         The following table sets forth the historical commercial property amounts included in the financial statements:

Commercial Property Operations:
-------------------------------
                                    Year Ended December 31,                 Year Ended December 31,
                                     ---------------------                   ---------------------
                                      2001          2000      Change          2000          1999      Change
                                     -------       -------   --------        -------       -------   --------
                                                            (Amounts in thousands)
Rental income  ...............       $12,530       $11,341      10.5%        $11,341      $ 8,204      38.2%
Cost of operations............         3,972         3,826       3.8%          3,826        2,826      35.4%
                                     -------       -------   --------        -------       -------   --------
   Net operating income.......         8,558         7,515      13.9%          7,515        5,378      39.7%

Depreciation expense..........         2,685         2,291      17.2%          2,291        1,686      35.9%
                                     -------       -------   --------        -------       -------   --------
   Operating income...........        $5,873        $5,224      12.4%         $5,224       $3,692      41.5%
                                     =======       =======   ========        =======       =======   ========

         CONTAINERIZED STORAGE OPERATIONS: In August 1996, Public Storage Pickup & Delivery ("PSPUD"), a subsidiary of the Company, made its initial entry into the containerized storage business through its acquisition of a single facility operator located in Irvine, California. At December 31, 2001, PSPUD operated 55 facilities in 14 states. The facilities are located in major markets in which we have significant market presence with respect to our traditional self-storage facilities.

         PSPUD incurred operating losses totaling approximately $2.2 million, $5.1 million and $7.4 million for the years ended December 31, 2001, 2000 and 1999, respectively, summarized as follows:

Containerized storage:
----------------------
                                            Year Ended December 31,                   Year Ended December 31,
                                             ---------------------                     ---------------------
                                                                       Dollar                                    Dollar
                                               2001         2000       Change            2000         1999       Change
                                             --------     --------    --------         --------     --------    --------
                                                                   (Dollar amounts in thousand)
Rental and other income ............         $47,686      $37,914     $9,772           $37,914      $27,028     $10,886
                                             --------     --------    --------         --------     --------    --------
Cost of operations:
    Direct operating costs..........          34,296       27,849      6,447            27,849       18,397       9,452
    Marketing and advertising.......           2,176        1,283        893             1,283        1,333         (50)
    Facility lease expense..........           6,532        8,666    (2,134)             8,666        9,779      (1,113)
                                             --------     --------    --------         --------     --------    --------
       Total cost of operations.....          43,004       37,798      5,206            37,798       29,509       8,289
                                             --------     --------    --------         --------     --------    --------
    Operating income (loss) prior to
      depreciation..................           4,682          116      4,566               116       (2,481)      2,597
Depreciation expense (a)............           6,900        5,251      1,649             5,251        4,915         336
                                             --------     --------    --------         --------     --------    --------
Operating losses....................         $(2,218)     $(5,135)    $2,917           $(5,135)     $(7,396)     $2,261
                                             ========     ========    ========         ========     ========    ========

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

Historical summary:                            Year Ended December 31,                     Year Ended December 31,
-------------------                            -----------------------                     -----------------------
                                                                           Dollar                                    Dollar
                                                  2001         2000        Change           2000         1999        Change
                                               ---------     ---------    ---------       ---------    ---------    ---------
                                                                           (Amounts in thousands)
Property operations:
  PSB....................................       $51,335       $42,562      $8,773          $42,562      $35,623      $6,939
  Development Joint Venture..............         6,146         4,541       1,605            4,541        2,346       2,195
  Other investments......................        16,766        16,724          42           16,724       18,036      (1,312)
                                               ---------     ---------    ---------       ---------    ---------    ---------
                                                 74,247        63,827      10,420           63,827       56,005       7,822
                                               ---------     ---------    ---------       ---------    ---------    ---------
Depreciation:
  PSB....................................       (17,534)      (14,672)     (2,862)         (14,672)     (12,130)     (2,542)
  Development Joint Venture..............        (2,064)       (1,887)       (177)          (1,887)      (1,320)       (567)
  Other investments......................        (5,498)       (5,266)       (232)          (5,266)      (6,271)      1,005
                                               ---------     ---------    ---------       ---------    ---------    ---------
                                                (25,096)      (21,825)     (3,271)         (21,825)     (19,721)     (2,104)
                                               ---------     ---------    ---------       ---------    ---------    ---------
Other: (1)
  PSB  (2)...............................       (11,440)       (7,150)     (4,290)          (7,150)      (4,505)     (2,645)
  Development Joint Venture..............           145            40         105               40          153        (113)
  Other investments......................           686         1,217        (531)           1,217          251         966
                                               ---------     ---------    ---------       ---------    ---------    ---------
                                                (10,609)       (5,893)     (4,716)          (5,893)      (4,101)     (1,792)
                                               ---------     ---------    ---------       ---------    ---------    ---------
Total equity in earnings of real estate
entities..................................      $38,542       $36,109      $2,433          $36,109      $32,183      $3,926
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

         MINORITY INTEREST IN INCOME: Minority interest in income represents the income allocable to equity interests in Consolidated Entities, which are not owned by the Company. The following table summarizes minority interest in income for each of the three years ended December 31, 2001:

                                                   Minority interest in income for the year ended
                                                   ----------------------------------------------
                                                   December 31,     December 31,     December 31,
                  Description                          2001             2000             1999
----------------------------------------------     ------------     ------------      ------------
                                                                   (in thousands)
Preferred partnership interests...............       $   31,737       $  24,859        $       -
Consolidated Development Joint Venture .......            1,074             325                8
Convertible OP Units .........................              359             577            1,175
Other consolidated partnerships...............           12,845          12,595           14,823
                                                   ------------     ------------      ------------
Total minority interests in income............       $   46,015       $  38,356        $  16,006
                                                   ============     ============      ============

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

Same Store storage facilities:
------------------------------
(historical property operations)
                                          Year Ended December 31,                   Year Ended December 31,
                                          ------------------------                  ------------------------
                                                                    Percentage                                Percentage
                                             2001         2000        Change           2000         1999        Change
                                          -----------  -----------  -----------     -----------  -----------  -----------
                                                    (Dollar amounts in thousands except rent per square foot)

Rental income (1)...................        $583,899     $544,202    7.3%             $544,202     $521,256    4.4%
Cost of operations (2)..............         167,019      163,390    2.2%              163,390      154,310    5.9%
                                         -----------  -----------  -----------     -----------  -----------  -----------
Net operating income................        $416,880     $380,812    9.5%             $380,812     $366,946    3.8%
                                         ===========  ===========  ===========     ===========  ===========  ===========

Gross profit margin (3).............           71.4%        70.0%    1.4%                70.0%        70.4%   (0.4)%

Weighted Average:
  Occupancy.........................           89.7%        92.3%    (2.6)%              92.3%        92.5%   (0.2)%
  Realized annual rent per sq. ft (4)         $11.85       $10.73    10.4%              $10.73       $10.26    4.6%

1. Rental income includes late charges and administrative fees that in aggregate totaled $19,581,000 in 2001, $19,837,000 in 2000 and $19,807,000
     in 1999. Rental income does not include retail sales or truck rental income generated at the facilities.

2.   Cost of operations consists of the following:

                                              2001         2000         1999
                                            --------     --------     --------
Payroll expense........................      $45,341      $46,252      $45,060
Property taxes.........................       46,729       45,983       46,142
Repairs and maintenance................       13,046       15,740       13,094
Advertising............................       15,694        8,592        7,470
Telephone reservation center costs.....        8,148        9,509        7,844
Utilities..............................       12,415       11,878       11,594
Other..................................       25,646       25,436       23,106
                                            --------     --------     --------
                                            $167,019     $163,390     $154,310
                                            ========     ========     ========

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

                                        Same-Store Operating Trends by Region
                             (Dollar amounts in thousands, except weighted average amounts)
------------------------------------------------------------------------------------------------------------
               Northern California     Southern California            Texas                  Florida
               ---------------------   ---------------------   ---------------------   ---------------------
                          % change                % change                % change                % change
                            from                    from                    from                    from
                Amount    prior year    Amount    prior year    Amount    prior year    Amount    prior year
               --------   ----------    --------  ----------    --------  ----------    --------  ----------
Rental income:
--------------
        2001   $88,169       8.50%     $115,232     10.80%      $48,786      5.50%      $34,905      6.90%
        2000   $81,262       5.30%     $103,972      7.60%      $46,242      1.40%      $32,664      3.20%
        1999   $77,154       3.00%      $96,672      8.30%      $45,601      2.10%      $31,649      2.40%

Cost of operations:
-------------------
        2001   $20,100       6.50%      $24,828      3.00%      $18,986      4.90%      $12,208      5.30%
        2000   $18,881       7.00%      $24,115      7.70%      $18,101      1.00%      $11,591      3.70%
        1999   $17,654       1.20%      $22,393      2.10%      $17,920      4.40%      $11,180      3.20%

Net operating income:
---------------------
        2001   $68,069       9.10%      $90,404     13.20%      $29,800      5.90%      $22,697      7.70%
        2000   $62,381       4.80%      $79,857      7.50%      $28,141      1.70%      $21,073      3.00%
        1999   $59,500       3.50%      $74,279     10.30%      $27,681      0.60%      $20,469      2.00%

Weighted avg. occupancy:
------------------------
        2001     90.60%     (4.00)%      91.00%     (4.70)%       89.80%    (0.60)%       88.90%    (0.50)%
        2000     94.60%      1.40%       95.70%      0.80%        90.40%    (1.60)%       89.40%    (0.70)%
        1999     93.20%     (1.50)%      94.90%      0.70%        92.00%    (0.60)%       90.10%    (0.50)%

Weighted avg. annual realized rents per occupied sq. ft.:
---------------------------------------------------------
        2001     $15.33     13.40%      $15.25      16.70%        $8.06      6.10%       $10.18      7.80%
        2000     $13.52      3.80%      $13.07       6.60%        $7.60      3.30%        $9.44      4.10%
        1999     $13.03      4.50%      $12.26       7.60%        $7.36      2.80%        $9.07      2.80%

Number of
  facilities        120                   134                      107                      70

                        Same-Store Operating Trends by Region
             (Dollar amounts in thousands, except weighted average amounts)
------------------------------------------------------------------------------------
                     Illinois              Other states               Total
               ---------------------   ---------------------   ---------------------
                          % change                % change                % change
                            from                    from                    from
                Amount    prior year    Amount    prior year    Amount    prior year
                --------  ----------    --------  ----------    --------  ----------
Rental income:
--------------
        2001   $41,045       6.40%      $255,762     5.90%     $583,899      7.30%
        2000   $38,592       4.90%      $241,470     3.50%     $544,202      4.40%
        1999   $36,779       6.00%      $233,401     3.60%     $521,256      4.30%

Cost of operations:
-------------------
        2001   $14,192      (1.20)%      $76,705     0.50%     $167,019      2.20%
        2000   $14,369       6.90%       $76,333     6.40%     $163,390      5.90%
        1999   $13,441      (5.50)%      $71,722     3.70%     $154,310      2.30%

Net operating income:
---------------------
        2001   $26,853      10.90%      $179,057     8.40%     $416,880      9.50%
        2000   $24,223       3.80%      $165,137     2.10%     $380,812      3.80%
        1999   $23,338      13.90%      $161,679     3.60%     $366,946      5.20%

Weighted avg. occupancy:
------------------------
        2001    89.30%     (2.50)%      89.20%     (2.30)%       89.70%    (2.60)%
        2000    91.80%     (0.80)%      91.50%     (0.40)%       92.30%    (0.20)%
        1999    92.60%     (0.10)%      91.90%      0.30%        92.50%     0.00%

Weighted avg. annual realized rents per occupied sq. ft.:
---------------------------------------------------------
        2001   $13.00        9.20%       $10.97      8.80%      $11.85      10.40%
        2000   $11.90        5.60%       $10.08      3.80%      $10.73       4.60%
        1999   $11.27        5.90%        $9.71      3.20%      $10.26       4.30%

Number of
  facilities      56                      458                     945

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

         We believe that our size and financial flexibility enables us to access capital when appropriate. During 2001, we completed the following capital raising activities (amounts are presented net of issuance costs):

                                                                           Cumulative         Equity Stock,
              Securities issued                     Date issued          Preferred Stock       Series A
--------------------------------------------    ------------------       ---------------      -------------
                                                                                    (in thousands)
8.60% Cumulative Preferred Stock, Series Q      January 19, 2001             $  166,966       $      -
Public issuance of Equity Stock, Series A       April  11, 2001                       -         51,836
Direct placement of Equity Stock, Series A      May 31, 2001                          -         20,294
8.00% Cumulative Preferred Stock, Series R      September 28, 2001              493,085              -
7.875% Cumulative Preferred Stock, Series S     October 31, 2001                139,022              -
Direct placement of Equity Stock, Series A      November 21, 2001                     -          2,690
                                                                         ---------------      -------------
                                                                             $  799,073        $74,820
                                                                         ===============      =============

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

                                                  Date Redeemed or        Cumulative         Preferred
       Security Redeemed or Repurchased             Repurchased         Preferred Stock   Partnership Units
-------------------------------------------     -------------------     ---------------   -----------------
                                                                                  (in thousands)
9.125% Cumulative Preferred Units, Series O     August 31, 2001           $        -           $ 30,000
8 7/8% Cumulative Preferred Stock, Series G     September 28, 2001           172,525                  -
8.45% Cumulative Preferred Stock, Series H      October 5, 2001              168,775                  -
8.75% Cumulative Preferred Units, Series P      October 15, 2001                   -             50,000
8 5/8% Cumulative Preferred Stock, Series I     November 13, 2001            100,025                  -
                                                                        ---------------   -----------------
                                                                          $  441,325            $80,000
                                                                        ===============   =================

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

         The development and fill-up of these storage facilities is subject to significant contingencies such as obtaining appropriate governmental approvals. We estimate that the amount remaining to be spent of approximately $177.2 million will be incurred over the next 18 - 24 months. The following table sets forth our development pipeline and a range of estimated opening dates for these projects:

                                           Number      Total Estimated       Totla Cost         Estimated time
                                           of              Cost of        Incurred through    Frames of Facility
                                           Facilities    Development      December 31, 2001        Openings
                                           ----------  ---------------    -----------------   -------------------
Development - Land Acquired at 12/31/01
---------------------------------------
Self-storage facilities...............         23         $   157,283         $    91,103      Q1 '02 - Q2 `03
Expansions of existing self-storage
    facilities........................          6              23,165               7,321      Q1 '02 - Q2 `03

Expansion of existing self-storage
    facilities into Combination                 1               5,850               5,542           Q1 `02
    Facilities........................
Combination facilities................          2              14,136              13,111           Q1 `02
                                           ----------  ---------------    -----------------
     Total............................         32             200,434             117,077
                                           ----------  ---------------    -----------------

Potential  Development  -  Land  to  be
---------------------------------------
Acquired After 12/31/01
-----------------------
Other self-storage facilities.........         14              97,971               4,104      Q4 '02 - Q4 `03
                                           ----------  ---------------    -----------------
     Total Development Pipeline.......         46         $   298,405         $   121,181
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

                                                PUBLIC STORAGE, INC.

Date: July 11, 2002                             By:   /s/ Harvey Lenkin
                                                      -----------------
                                                      Harvey Lenkin, President

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

         Signature                                       Title                                        Date
-----------------------------              -----------------------------------                  -------------
/s/ B. Wayne Hughes                        Chairman of the Board, Chief                         July 11, 2002
-----------------------------              Executive Officer and Director
B. Wayne Hughes                            (principal executive officer)

/s/ Harvey Lenkin                          President and Director                               July 11, 2002
-----------------------------
Harvey Lenkin

/s/ Marvin M. Lotz                         Senior Vice President and Director                   July 11, 2002
-----------------------------
Marvin M. Lotz

/s/ B. Wayne Hughes, Jr.                   Vice President and Director                          July 11, 2002
-----------------------------
B. Wayne Hughes, Jr.

/s/ John Reyes                             Senior Vice President and                            July 11, 2002
-----------------------------              Chief Financial Officer
John Reyes                                 (principal financial officer and
                                           principal accounting officer)

/s/ Robert J. Abernethy                    Director                                             July 11, 2002
-----------------------------
Robert J. Abernethy

                                           Director
-----------------------------
Dann V. Angeloff

/s/ William C. Baker                       Director                                             July 11, 2002
-----------------------------
William C. Baker

                                           Director
-----------------------------
Thomas J. Barrack, Jr.

/s/ Uri P. Harkham                         Director                                             July 11, 2002
-----------------------------
Uri P. Harkham

/s/ Daniel C. Staton                       Director                                             July 11, 2002
-----------------------------
Daniel C. Staton

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

Schedule:

III - Real estate and accumulated depreciation.....................F-34 - F-62

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





                                                            ERNST & YOUNG  L L P

Los Angeles, California

February 22, 2002

                              PUBLIC STORAGE, INC.
                           CONSOLIDATED BALANCE SHEETS
                           December 31, 2001 and 2000
                    (amounts in thousands, except share data)


                                                                                   December 31,   December 31,
                                                                                       2001          2000
                                                                                  -------------  -------------

                                       ASSETS

Cash and cash equivalents ......................................................   $    49,347    $    89,467
Real estate facilities, at cost:
   Land ........................................................................     1,165,111      1,107,867
   Buildings ...................................................................     3,265,943      3,026,550
                                                                                  -------------  -------------
                                                                                     4,431,054      4,134,417
   Accumulated depreciation ....................................................      (819,932)      (668,018)
                                                                                  -------------  -------------
                                                                                     3,611,122      3,466,399
   Construction in process .....................................................       121,181        217,140
   Land held for development ...................................................        30,001         21,447
                                                                                  -------------  -------------
                                                                                     3,762,304      3,704,986

Investment in real estate entities .............................................       479,300        448,928
Intangible assets, net .........................................................       202,701        185,017
Notes receivable, including amounts due from related parties ...................        59,344         26,238
Other assets ...................................................................        72,883         59,305
                                                                                  -------------  -------------
              Total assets .....................................................   $ 4,625,879    $ 4,513,941
                                                                                  =============  =============

                       LIABILITIES AND SHAREHOLDERS' EQUITY

Line of credit borrowings ......................................................   $    25,000    $         -
Notes payable ..................................................................       143,552        156,003
Accrued and other liabilities ..................................................        93,143        100,903
                                                                                  -------------  -------------
         Total liabilities .....................................................       261,695        256,906
Minority interest:
   Preferred partnership interests .............................................       285,000        365,000
   Other partnership interests .................................................       169,601        167,918
Commitments and contingencies
Shareholders' equity:
   Preferred Stock, $0.01 par value, 50,000,000 shares authorized, 11,156,500 shares issued and outstanding, (11,141,100 at December 31, 2000) at liquidation preference:
         Cumulative Preferred Stock, issued in series ..........................     1,540,150      1,155,150
   Common Stock, $0.10 par value, 200,000,000 shares authorized, 114,961,915
     shares issued and outstanding (123,703,874 at December 31, 2000) ..........        11,496         12,370
   Equity Stock, Series A, $0.01 par value, 200,000,000 shares authorized,
     8,776.102 shares issued and outstanding (5,635.602 at December 31, 2000) ..             -              -
   Class B Common Stock, $0.10 par value, 7,000,000 shares authorized and issued           700            700
   Paid-in capital .............................................................     2,325,898      2,506,736
   Cumulative net income .......................................................     1,711,269      1,387,061
   Cumulative distributions paid ...............................................    (1,679,930)    (1,337,900)
                                                                                  -------------  -------------
         Total shareholders' equity ............................................     3,909,583      3,724,117
                                                                                  -------------  -------------
              Total liabilities and shareholders' equity .......................   $ 4,625,879    $ 4,513,941
                                                                                  =============  =============

                            See accompanying notes.
                                      F-2

                              PUBLIC STORAGE, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
        For each of the three years in the period ended December 31, 2001
                  (amounts in thousands, except per share data)


                                                                      2001        2000          1999
                                                                  -----------  -----------  -----------
Revenues:
   Rental income:
      Self-storage facilities ..................................   $ 721,662    $ 653,110    $ 592,619
      Commercial properties ....................................      12,530       11,341        8,204
      Containerized storage facilities .........................      47,686       37,914       27,028
   Equity in earnings of real estate entities ..................      38,542       36,109       32,183
   Interest and other income ...................................      14,225       18,836       16,700
                                                                  -----------  -----------  -----------
                                                                     834,645      757,310      676,734
                                                                  -----------  -----------  -----------
Expenses:
  Cost of operations:
      Storage facilities .......................................     229,211      210,462      184,481
      Commercial properties ....................................       3,972        3,826        2,826
      Containerized storage facilities .........................      43,004       37,798       29,509
  Depreciation and amortization ................................     168,061      148,967      137,719
  General and administrative ...................................      21,038       21,306       12,491
  Interest expense .............................................       3,227        3,293        7,971
                                                                  -----------  -----------  -----------
                                                                     468,513      425,652      374,997
                                                                  -----------  -----------  -----------
Income before minority interest and gain on disposition of real
   estate and real estate investments ..........................     366,132      331,658      301,737

Minority interest in income:
  Preferred partnership interests ..............................     (31,737)     (24,859)        --
  Other partnership interests ..................................     (14,278)     (13,497)     (16,006)
                                                                  -----------  -----------  -----------

Net income before gain on disposition of real estate ...........     320,117      293,302      285,731
Gain on disposition of real estate and real estate investments .       4,091        3,786        2,154
                                                                  -----------  -----------  -----------

Net income .....................................................   $ 324,208    $ 297,088    $ 287,885
                                                                  ===========  ===========  ===========
Net income allocation:
   Allocable to preferred shareholders .........................   $ 117,979    $ 100,138    $  94,793
   Allocable to Equity Stock, Series A .........................      19,455       11,042         --
   Allocable to common shareholders ............................     186,774      185,908      193,092
                                                                  -----------  -----------  -----------
                                                                   $ 324,208    $ 297,088    $ 287,885
                                                                  ===========  ===========  ===========

Per common share:

Basic net income per share .....................................   $    1.53    $    1.41    $    1.53
                                                                  ===========  ===========  ===========
Diluted net income per share ...................................   $    1.51    $    1.41    $    1.52
                                                                  ===========  ===========  ===========

Basic weighted average common shares outstanding ...............     122,310      131,566      126,308
                                                                  ===========  ===========  ===========
Diluted weighted average common shares outstanding .............     123,577      131,657      126,669
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


                                                                        Cumulative                   Class B
                                                                        Preferred      Common        Common         Paid-in
                                                                          Stock         Stock         Stock         Capital
                                                                       -----------   -----------  ------------   ------------
Balances at December 31, 1998....................................      $   868,900   $    11,598  $        700   $  2,178,465
   Issuance of Preferred Stock, net of issuance costs:
     Series K (4,600 shares), Series L (4,600 shares) and Series M
       (2,250 shares)............................................          286,250             -             -         (9,318)
   Issuance of Common Stock (15,320,505 shares) .................                -         1,532             -        402,152
   Repurchase of Common  Stock (4,589,427 shares)................                -          (459)            -       (108,106)
   Net income....................................................                -             -             -              -
   Distributions to shareholders:
     Preferred Stock.............................................                -             -             -              -
     Common Stock ($1.52 per share)..............................                -             -             -              -
                                                                       -----------   -----------  ------------   ------------
Balances at December 31, 1999....................................        1,155,150        12,671           700      2,463,193
   Issuance of Equity Stock, Series A (5,635.602 shares).........                -             -             -        113,354
   Issuance of Common Stock (498,451 shares) ....................                -            50             -         11,387
   Repurchase of Common  Stock (3,491,600 shares)................                -          (351)            -        (77,448)
   Issuance costs: Preferred operating partnership units (Note 8)                -             -             -         (3,750)
   Net income....................................................                -             -             -              -
   Distributions to shareholders:
     Preferred Stock.............................................                -             -             -              -
     Equity Stock, Series A......................................                -             -             -              -
     Common Stock ($1.48 per share)..............................                -             -             -              -
                                                                       -----------   -----------  ------------   -----------
Balances at December 31, 2000....................................        1,155,150        12,370           700      2,506,736
   Issuance of Series Q (6,900 shares), Series R (20,400 shares) and
     Series S (5,750 shares).....................................          826,250             -             -        (27,177)
   Redemption of Series G (6,900 shares), Series H (6,750 shares)
     and Series I (4,000 shares).................................         (441,250)            -             -            (75)
   Issuance of Equity Stock, Series A (3,140.500 shares).........                -             -             -         74,820
   Issuance of Common Stock (1,843,634 shares) ..................                -           184             -         46,487
   Repurchase of Common  Stock (10,585,593 shares)...............                -        (1,058)            -       (275,803)
   Issuance of Put Option  (Note 9)..............................                -             -             -            910
   Net income....................................................                -             -             -              -
   Distributions to shareholders:
     Preferred Stock.............................................                -             -             -              -
     Equity Stock, Series A......................................                -             -             -              -
     Common Stock ($1.69 per share)..............................                -             -             -              -
                                                                       -----------   -----------  ------------   ------------
Balances at December 31, 2001....................................      $ 1,540,150   $    11,496  $        700   $  2,325,898
                                                                       ===========   ===========  ============   ============

                                                                                                           Total
                                                                        Cumulative     Cumulative      Shareholders'
                                                                        Net Income    Distributions       Equity
                                                                       -----------   --------------   --------------
Balances at December 31, 1998....................................      $   802,088   $    (742,411)   $   3,119,340
   Issuance of Preferred Stock, net of issuance costs:
     Series K (4,600 shares), Series L (4,600 shares) and Series M
       (2,250 shares)............................................                -               -          276,932
   Issuance of Common Stock (15,320,505 shares) .................                -               -          403,684
   Repurchase of Common  Stock (4,589,427 shares)................                -               -         (108,565)
   Net income....................................................          287,885               -          287,885
   Distributions to shareholders:
     Preferred Stock.............................................                -         (94,793)         (94,793)
     Common Stock ($1.52 per share)..............................                -        (195,383)        (195,383)
                                                                       -----------   --------------   --------------
Balances at December 31, 1999....................................        1,089,973      (1,032,587)       3,689,100
   Issuance of Equity Stock, Series A (5,635.602 shares).........                -               -          113,354
   Issuance of Common Stock (498,451 shares) ....................                -               -           11,437
   Repurchase of Common  Stock (3,491,600 shares)................                -               -          (77,799)
   Issuance costs: Preferred operating partnership units (Note 8)                -               -           (3,750)
   Net income....................................................          297,088               -          297,088
   Distributions to shareholders:
     Preferred Stock.............................................                -        (100,138)        (100,138)
     Equity Stock, Series A......................................                -         (11,042)         (11,042)
     Common Stock ($1.48 per share)..............................                -        (194,133)        (194,133)
                                                                       -----------   --------------   --------------
Balances at December 31, 2000....................................        1,387,061      (1,337,900)       3,724,117
   Issuance of Series Q (6,900 shares), Series R (20,400 shares) and
     Series S (5,750 shares).....................................                -               -          799,073
   Redemption of Series G (6,900 shares), Series H (6,750 shares)
     and Series I (4,000 shares).................................                -               -         (441,325)
   Issuance of Equity Stock, Series A (3,140.500 shares).........                -               -           74,820
   Issuance of Common Stock (1,843,634 shares) ..................                -               -           46,671
   Repurchase of Common  Stock (10,585,593 shares)...............                -               -         (276,861)
   Issuance of Put Option  (Note 9)..............................                -               -              910
   Net income....................................................          324,208               -          324,208
   Distributions to shareholders:
     Preferred Stock.............................................                -        (117,979)        (117,979)
     Equity Stock, Series A......................................                -         (19,455)         (19,455)
     Common Stock ($1.69 per share)..............................                -        (204,596)        (204,596)
                                                                       -----------   --------------   --------------
Balances at December 31, 2001....................................      $1,711,269    $  (1,679,930)   $   3,909,583
                                                                       ===========   ==============   ==============

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
                                                                                 ============   ============    ============

                            See accompanying notes.
                                      F-5

                              PUBLIC STORAGE, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
        For each of the three years in the period ended December 31, 2001
                             (amounts in thousands)

                                   (Continued)

                                                                                     2001           2000            1999
                                                                                   ----------     ----------    ----------
Supplemental schedule of non cash investing and financing activities:
   Business combinations (Note 3):
       Real estate facilities..............................................        $       -      $ (82,163)    $ (727,925)
       Construction in process.............................................                -              -        (11,449)
       Investment in real estate entities..................................                -         14,393         66,334
       Mortgage notes receivable...........................................                -              -         (6,739)
       Intangible assets...................................................          (26,993)             -
       Other assets........................................................           (4,538)          (183)        (3,295)
       Accrued and other liabilities.......................................            6,993          1,177         23,434
       Minority interest...................................................                -              -         32,201
       Notes payable.......................................................                -              -        100,000
   Acquisition of real estate facilities in exchange for minority interests, common stock, the cancellation of mortgage notes receivable, the
     reduction of investment in real estate entities and other assets......                -        (19,281)       (55,120)
   Other assets given in exchange for real estate facilities...............                -              -          3,800
   Minority interest acquired in exchange for the sale of real estate                      -         (6,427)             -
     facilities ...........................................................
   Cancellation of mortgage notes receivable to acquire real estate facilities             -              -          5,573
   Reduction of investment in real estate entities in exchange for real estate
     facilities...........................................................                 -          3,144              -
   Disposition of real estate facilities in exchange for notes receivable,
     other assets, and investment in real estate entities..................           16,150         20,265         29,675
   Notes receivable issued in connection with real estate dispositions.....             (305)        (3,690)       (10,460)
   Other assets received in connection with real estate dispositions.......                -              -         (3,800)
   Investment in real estate entities......................................                -              -        (15,415)
   Acquisition of minority interest in exchange for common stock...........                -        (22,988)       (37,560)
   Distributions payable...................................................                -        (82,086)        82,086
   Cumulative distributions paid...........................................                -              -        (82,086)
   Issuance of Common Stock:
       In connection with business combinations............................           30,814              -        347,223
       To acquire minority interests.......................................                -          6,829         46,461
   Issuance of equity stock, Series A in connection with special distribution to common shareholders and in connection with acquisition of real estate
     facilities............................................................                -         45,037              -

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

2.   Summary of significant accounting policies
     ------------------------------------------

              Basis of presentation
              ---------------------

              The consolidated financial statements include the accounts of the Company and 38 controlled entities (the "Consolidated Entities"). Collectively, the Company and the Consolidated Entities own a total of 1,275 real estate facilities, consisting of 1,270 storage facilities and five commercial properties.

              At December 31, 2001, we had equity investments in 10 limited partnerships in which we do not have a controlling interest. These limited partnerships collectively own 114 self-storage facilities, which are managed by the Company. In addition, we own approximately 44% of the common equity of PS Business Parks, Inc. ("PSB"), which owns and operates 14.8 million net rentable square feet of commercial space at December 31, 2001. We do not control these entities, accordingly, our investments in these limited partnerships and PSB are accounted for using the equity method.

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

                                               PS Insurance    Partnership     Storage Trust
                                               Acquisition     Acquisitions       Merger          Total
                                               ------------    ------------    ------------   ------------
                                                                   (Amounts in thousands)
2001 business combinations:
    Goodwill.............................       $   26,993      $       -      $       -      $   26,993
    Other assets.........................            4,538              -              -           4,538
    Accrued and other liabilities........           (6,993)             -              -          (6,993)
                                               ------------    ------------    ------------   ------------
                                                $   24,538      $       -      $       -      $   24,538
                                               ============    ============    ============   ============
2000 business combinations:
    Real estate facilities..............        $        -      $   82,163     $        -     $   82,163
    Other assets........................                 -             183              -            183
    Accrued and other liabilities.......                 -          (1,177)             -         (1,177)
                                               ------------    ------------    ------------   ------------
                                                $        -      $   81,169     $        -     $   81,169
                                               ============    ============    ============   ============

1999 business combinations:
    Real estate facilities...............       $        -      $ 129,348      $ 598,577      $  727,925
    Construction in process..............                -              -         11,449          11,449
    Investment in real estate entities...                -              -            356             356
    Mortgage notes receivable............                -              -          6,739           6,739
    Other assets.........................                -            386          2,909           3,295
    Accrued liabilities..................                -         (6,089)       (17,345)        (23,434)
    Minority interest....................                -         (5,192)       (27,009)        (32,201)
                                               ------------    ------------    ------------   ------------
                                                $        -      $ 118,453      $ 575,676      $  694,129
                                               ============    ============    ============   ============

              The historical operating results of the above acquisitions prior to each respective acquisition date have not been included in the Company's historical operating results. Pro forma data (unaudited) for the two years ended December 31, 2001 as though the business combinations above had been effective at the beginning of fiscal 2000 are as follows:

                                                          For the Year
                                                       Ended December 31,
                                            ------------------------------------
                                                   2001              2000
                                            (in thousands except per share data)

Revenues....................................     $853,280           $782,972
Net income..................................      333,739            305,498
Net income per common share (Basic).........         1.59               1.46
Net income per common share (Diluted).......         1.57               1.46

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

4.   Real estate facilities
     ----------------------

              Activity in real estate facilities during 2001, 2000 and 1999 is as follows:

                                                                      2001               2000              1999
                                                                 --------------     --------------    --------------
                                                                                  (Amounts in thousands)
Operating facilities, at cost:
  Beginning balance.......................................        $  4,134,417       $  3,822,433      $  2,962,291
  Property acquisitions:
     Business combinations (Note 3) ......................                   -             82,163           727,925
     Other  acquisitions..................................               3,503             67,107            36,013
  Disposition of facilities...............................              (9,603)           (20,516)          (26,021)
  Facilities   contributed  to   unconsolidated   real  estate               -                  -           (15,415)
  entities................................................
  Newly developed facilities opened for operations........             264,161            135,095            62,870
  Acquisition of minority interest (Note 8)...............               3,098             15,112            45,747
  Capital improvements....................................              35,478             33,023            29,023
                                                                 --------------     --------------    --------------
  Ending balance..........................................           4,431,054          4,134,417         3,822,433
                                                                 --------------     --------------    --------------
Accumulated depreciation:
  Beginning balance.......................................            (668,018)          (533,412)         (411,176)
  Additions during the year...............................            (152,901)          (134,857)         (123,495)
  Disposition of facilities...............................                 987                251             1,259
                                                                 --------------     --------------    --------------
  Ending balance..........................................            (819,932)          (668,018)         (533,412)
                                                                 --------------     --------------    --------------
Construction in process:
   Beginning balance......................................             217,140            125,812            69,666
   Current development....................................             171,865            226,423           107,567
   Property acquisitions - merger with Storage Trust......                   -                  -            11,449
   Transfers to land held for development.................              (3,663)                 -                 -
   Newly developed facilities opened for operations.......            (264,161)          (135,095)          (62,870)
                                                                 --------------     --------------    --------------
   Ending balance.........................................             121,181            217,140           125,812
                                                                 --------------     --------------    --------------
Land held for development:
  Beginning balance.......................................              21,447             14,952            13,472
  Acquisitions............................................              12,425              6,495             1,480
  Transfers from construction in process..................               3,663                  -
  Dispositions............................................              (7,534)                 -                 -
                                                                 --------------     --------------    --------------
  Ending balance..........................................              30,001             21,447            14,952
                                                                 --------------     --------------    --------------
 Total real estate facilities.............................        $  3,762,304       $  3,704,986      $  3,429,785
                                                                 ==============     ==============    ==============

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

5.   Investments in real estate entities
     -----------------------------------

              At December 31, 2001, our investments in real estate entities consist of ownership interests in 10 partnerships, which principally own self-storage facilities, and an ownership interest in PSB. These interests are non-controlling interests of less than 50% and are accounted for using the equity method of accounting. Accordingly, earnings are recognized based upon our ownership interest in each of the partnerships. The accounting policies of these entities are similar to the Company's.

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

              The following table sets forth our investments in the Unconsolidated Entities at December 31, 2001 and 2000 and our Equity in Earnings of Real Estate Investments for each of the three years ended December 31, 2001:

                                Investments in Real Estate Entities           Equity in Earnings of Real Estate Entities for the
                                          at December 31,                                  year ended December 31,
                                -----------------------------------         ------------------------------------------------------
                                      2001                2000                   2001               2000              1999
                                -----------------  ----------------         -----------------  ----------------  -----------------
 PSB                               $   267,472        $ 259,554              $  22,361            $  20,740        $     18,988
 Development Joint Venture              79,263           65,631                  4,227                2,694               1,179
 Other Investments........             132,565          123,743                 11,954               12,675              12,016
                                -----------------  ----------------         -----------------  ----------------  -----------------
     Total................          $  479,300        $ 448,928              $  38,542            $  36,109        $     32,183
                                =================  ================         =================  ================  =================

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

PSB                                                            For the Year Ended December 31,
---                                                          -----------------------------------
                                                                   2001              2000
                                                             ----------------   ----------------
                                                                  (Amount in thousands)
 For the year ended December 31,
 ------------------------------
   Total revenue........................................      $      170,391     $    150,634
   Gain on real estate investments......................                   8            8,105
   Cost of operations and other expenses................             (51,973)          (45,180)
   Depreciation and amortization........................             (41,067)          (35,637)
   Minority interest....................................             (27,489)          (26,741)
                                                             ----------------   ----------------
     Net income.........................................      $       49,870     $     51,181
                                                             ================   ================

 At December 31,
   Total assets (primarily real estate).................      $    1,169,955     $    930,756
   Total debt...........................................             165,145            30,971
   Other liabilities....................................              45,188            28,964
   Preferred equity and preferred minority interests....             318,750           199,750
   Common equity........................................             640,872          671,071

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

Development Joint Venture                         2001              2000
-------------------------                    ---------------   --------------
                                                (Amount in thousands)
 For the year ended December 31
   Total revenue......................       $       34,162    $     26,247
   Cost of operations and other expenses            (13,203)        (10,987)
   Depreciation and amortization......               (6,880)         (6,290)
                                             ---------------   --------------
     Net income.......................       $       14,079    $      8,970
                                             ===============   ==============
At December 31,
   Total assets.......................       $      215,550    $    222,670
   Other liabilities..................                2,765           3,899
   Partners' equity...................              212,785         218,771

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

              The following table sets forth certain condensed financial information (representing 100% of these entities balances and not our pro-rata share) with respect to the 10 limited partnerships comprising the Other Investments that we held at December 31, 2001:

Other Investments                                 2001              2000
-----------------                            ---------------   --------------
                                                (Amount in thousands)
 For the year ended December 31
 Total revenue........................       $       48,651    $      43,120
 Cost of operations and other expenses              (16,136)         (16,169)
 Depreciation and amortization........               (4,511)          (4,437)
                                             ---------------   --------------
     Net income.......................       $       28,004    $      22,514
                                             ===============   ==============
 At December 31,
 Total assets (primarily storage             $      110,165    $     100,129
     facilities)......................
 Total debt...........................               12,907           32,675
 Other liabilities....................                8,746            7,657
 Partners' equity.....................               88,513           59,797


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

7.   Notes payable
     -------------

              Notes payable at December 31, 2001 and 2000 consist of the following:

                                                                          2001                      2000
                                                                 -----------------------   -----------------------
                                                                 Carrying                  Carrying
                                                                  amount     Fair value     amount      Fair value
                                                                 ----------  -----------   ----------  -----------
                                                                              (Amounts in thousands)
Unsecured senior notes:
  7.08% note due November 2003............................        $ 19,750     $ 19,750     $ 29,250     $ 29,250
  7.47% note due January 2004.............................          44,000       44,000       44,000       44,000
  7.66% note due January 2007.............................          56,000       56,000       56,000       56,000

Mortgage notes payable:
  10.55% mortgage notes secured by real estate facilities,
      principal and interest payable monthly, due August 2004       21,142       22,499       23,820       25,105
  7.134% to 10.5% mortgage notes secured by real estate
      facilities, principal and interest payable monthly, due
      at varying dates between May 2004 and September 2028           2,660        2,660        2,933        2,933
                                                                 ----------  -----------   ----------  -----------
         Total notes payable..............................        $143,552     $144,909     $156,003     $157,288
                                                                 ==========  ===========   ==========  ===========

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

              At December 31, 2001, approximate principal maturities of notes payable are as follows:

                              Unsecured
                             Senior Notes        Mortgage debt           Total
                             ------------        -------------         ---------
                                                 (in thousands)
2002.....................    $     24,450         $    3,530           $  27,980
2003.....................          35,900              3,585              39,485
2004.....................          25,800             15,063              40,863
2005.....................          11,200                156              11,356
2006.....................          11,200                170              11,370
Thereafter...............          11,200              1,298              12,498
                             ------------        -------------         ---------
                             $    119,750         $   23,802           $ 143,552
                             ============        =============         =========
Weighted average rate....           7.5%              10.2%                 7.9%
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

              The following table summarizes the preferred partnership units outstanding:

                                            At December 31, 2001                At December 31, 2000
                                          ----------------------------        ----------------------------
                          Distribution       Units           Carrying            Units          Carrying
         Series              Rate         Outstanding         Amount          Outstanding        Amount
---------------------     ------------    -----------       ----------        -----------       ----------
                                                     (Dollar and unit amounts in thousands)
Series N                      9.500%           9,600        $  240,000             9,600       $  240,000
Series O                      9.125%           1,800            45,000             3,000           75,000
Series P                      8.750%               -                 -             2,000           50,000
                                          -----------       ----------        -----------       ----------
Total                                         11,400          $285,000            14,600         $365,000
                                          ===========       ==========        ===========       ==========

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

              Other partnership interests:
              ----------------------------

              Other partnership interests included in minority interest consists of the following:

                                          Minority interest at            Minority interest in income for the year ended
                                     ------------------------------       ----------------------------------------------
                                     December 31,     December 31,        December 31,     December 31,     December 31,
            Description                  2001             2000                2001             2000             1999
---------------------------------    ------------     -------------       ------------     -------------    ------------
                                                            (in thousands)
Consolidated Development Joint
  Venture........................      $  82,879       $    77,126         $     1,074       $      325      $        8
Convertible OP Units.............          6,418             6,461                 359              577           1,175
Other consolidated partnerships..         80,304            84,331              12,845           12,595          14,823
                                     ------------     -------------       ------------     -------------    ------------
Total other partnership interests      $ 169,601       $   167,918         $    14,278       $   13,497      $   16,006
                                     ============     =============       ============     =============    ============

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

9.   Shareholders' equity
     --------------------

              Preferred Stock
              ---------------

              At December 31, 2001 and 2000, we had the following series of Preferred Stock outstanding:

                                                        At December 31, 2001               At December 30, 2000
                                                     ----------------------------      ----------------------------
                                      Dividend         Shares          Carrying          Shares          Carrying
              Series                    Rate         Outstanding        Amount         Outstanding        Amount
---------------------------------    -----------     -----------      -----------      -----------      -----------
                                                    (Dollar amount in thousands)       (Dollar amount in thousands)
Series A                                 10.000%       1,825,000      $    45,625        1,825,000      $    45,625
Series B                                  9.200%       2,386,000           59,650        2,386,000           59,650
Series C                              Adjustable       1,200,000           30,000        1,200,000           30,000
Series D                                  9.500%       1,200,000           30,000        1,200,000           30,000
Series E                                 10.000%       2,195,000           54,875        2,195,000           54,875
Series F                                  9.750%       2,300,000           57,500        2,300,000           57,500
Series G                                  8.875%               -                -            6,900          172,500
Series H                                  8.450%               -                -            6,750          168,750
Series I                                  8.625%               -                -            4,000          100,000
Series J                                  8.000%           6,000          150,000            6,000          150,000
Series K                                  8.250%           4,600          115,000            4,600          115,000
Series L                                  8.250%           4,600          115,000            4,600          115,000
Series M                                  8.750%           2,250           56,250            2,250           56,250
Series Q                                  8.600%           6,900          172,500                -                -
Series R                                  8.000%          20,400          510,000                -                -
Series S                                  7.875%           5,750          143,750                -                -
                                                     -----------      -----------      -----------      -----------
Total Senior Preferred Stock                          11,156,500      $ 1,540,150       11,141,100      $ 1,155,150
                                                     ===========      ===========      ===========      ===========

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

              Common Stock
              ------------

              During 2001, 2000 and 1999, we issued and repurchased shares of our common stock as follows:

                                                2001                        2000                        1999
                                      --------------------------   ------------------------   -------------------------
                                                                (Dollar amount in thousands)
                                        Shares        Amount        Shares        Amount        Shares        Amount
                                      ------------   -----------   -----------   ----------   -----------    ----------
Exercise of stock options...........      704,901    $   15,857       242,598    $   4,608       511,989      $ 10,000
In connection with mergers (Note 3)             -             -             -            -    13,009,485       347,223
Conversion of OP Units..........                -             -       255,853        6,829       241,071         6,434
Business Combinations (a)........       1,138,733        30,814             -            -     1,557,960        40,027
Repurchases of stock (b).........     (10,585,593)     (276,861)   (3,491,600)     (77,799)   (4,589,427)     (108,565)
                                      ------------   -----------   -----------   ----------   -----------    ----------
                                       (8,741,959)   $ (230,190)   (2,993,149)   $ (66,362)   10,731,078     $ 295,119
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

              Equity Stock,  Series A
              -----------------------

              As of December 31, 2001, there were 8,776,102 depositary shares, each representing 1/1,000 of a share, of Equity Stock, Series A outstanding. The following table summarizes the activity:

                                                2001                        2000
                                       ------------------------   -------------------------
                                       Depositary     Issuance     Depositary     Issuance
                                         Shares        Amount        Shares        Amount
                                       ----------    ----------   -----------   -----------
                                                  (Dollar amounts in thousands)
Amount at beginning of year.........    5,635,602    $  113,354             -     $       -
Public offerings....................    2,210,500        51,836     3,382,500        68,318
Direct placements................         930,000        22,984             -             -
Special dividend.................               -             -     2,200,555        44,011
Issued to a related party in
  connection with acquisitions of
  real estate facilities........                -             -        52,547         1,025
                                       ----------    ----------   -----------   -----------
Amount at end of year...........        8,776,102    $  188,174     5,635,602     $ 113,354
                                       ==========    ==========   ===========   ===========

              The issuance amounts have been recorded as part of paid-in capital on the consolidated balance sheet.

              The Equity Stock, Series A ranks on a parity with common stock and junior to the Senior Preferred Stock with respect to general preference rights and has a liquidation amount which cannot exceed $24.50 per share. Distributions with respect to each depositary share shall be the lesser of:
     a) five times the per share dividend on the Common Stock or b) $2.45 per annum (prorated for the year 2000). Except in order to preserve the Company's federal income tax status as a REIT, we may not redeem the depositary shares before March 31, 2010. On or after March 31, 2010, we may, at our option, redeem the depositary shares at $24.50 per depositary share. If the Company fails to preserve its federal income tax status as a REIT, each depositary share will be convertible into 0.956 shares of our common stock. The depositary shares are otherwise not convertible into common stock. Holders of depositary shares vote as a single class with our holders of common stock on shareholder matters, but the depositary shares have the equivalent of one-tenth of a vote per depositary share. We have no obligation to pay distributions if no distributions are paid to common shareholders.

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

              The unaudited characterization of dividends for Federal income tax purposes is made based upon earnings and profits of the Company, as defined by the Internal Revenue Code. Distributions declared by the Board of Directors (including distributions to the holders of preferred stock) in 2001 were characterized as follows:

                          1st Quarter   2nd Quarter   3rd Quarter    4th Quarter
                          -----------   -----------   -----------    -----------
 Ordinary income             96.60%        99.67%        100.00%        100.00%
 Long-term Capital Gain       3.40%         0.33%          0.00%          0.00%
                          -----------   -----------   -----------    -----------
     Total                  100.00%       100.00%        100.00%        100.00%
                          -----------   -----------   -----------    -----------

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

              The following summarizes dividends during 2001, 2000 and 1999:

                                              2001                    2000                   1999
                                       ------------------      ------------------     ------------------
                                       Per share    Total      Per share    Total     Per share    Total
                                       ---------  --------     ---------  --------    ---------  --------
                                                       (in thousands, except per share data)
Preferred Stock
Series A                                $2.500      $4,563       $2.500     $4,563      $2.500     $4,563
Series B                                $2.300       5,488       $2.300      5,488      $2.300      5,488
Series C                                $1.688       2,024       $1.711      2,052      $1.688      2,024
Series D                                $2.375       2,850       $2.375      2,850      $2.375      2,850
Series E                                $2.500       5,488       $2.500      5,488      $2.500      5,488
Series F                                $2.437       5,606       $2.437      5,606      $2.437      5,606
Series G                                $1.664      11,482       $2.219     15,309      $2.219     15,309
Series H                                $1.608      10,853       $2.112     14,259      $2.112     14,259
Series I                                $1.869       7,475       $2.156      8,625      $2.156      8,625
Series J                                $2.000      12,000       $2.000     12,000      $2.000     12,000
Series K                                $2.063       9,488       $2.063      9,48       $1.965      9,040
Series L                                $2.063       9,488       $2.063      9,488      $1.673      7,695
Series M                                $2.188       4,92        $2.188      4,922      $0.820      1,846
Series Q                                $2.048      14,134            -          -           -          -
Series R                                $0.500      10,200            -          -           -          -
Series S                                $0.334       1,918            -          -           -          -
                                                    -----                   -----                  -----
                                                   117,979                 100,138                 94,793
Common Stock
Common Stock (a)                        $1.690     193,121       $1.480    184,084      $1.520    195,383
Equity Stock, Series A                  $2.450      19,455       $2.363     11,042           -          -
Class B Common Stock                    $1.639      11,475       $1.436     10,049           -          -
                                                  --------                --------               --------
                                                  $342,030                $305,313               $290,176
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

              Information with respect to the Plans during 2001, 2000 and 1999 is as follows:

                                                        2001                            2000                         1999
                                             -------------------------    --------------------------   ---------------------------
                                               Number         Average        Number        Average       Number           Average
                                                 of          Price per         of         Price per        of            Price per
                                               Options         Share        Options         Share        Options          Share
                                             -----------    ----------    -----------     ----------   -----------      ----------
Options outstanding January 1                 6,412,576        $23.65      3,024,274        $24.08      2,054,285         $22.85
  Granted or assumed                          1,776,500         27.93      3,762,500         23.06      1,576,626          24.39
  Exercised                                    (704,901)        22.50       (242,598)        18.99       (511,989)         19.53
  Canceled                                     (806,841)        24.51       (131,600)        26.01        (94,648)         27.28
                                             -----------    ----------    -----------     ----------   -----------      ----------
Options outstanding December 31               6,677,334         24.81      6,412,576         23.65      3,024,274         $24.08
                                                            ==========                    ==========                    ==========

                                                               $14.88                       $14.13                         $9.38
Option price range at December 31 (A)                       to $34.68                    to $33.56                     to $33.56
Options exercisable at December 31            2,618,889        $24.14      1,680,083        $23.83      1,259,771         $21.97
                                             ===========    ==========    ===========     ==========   ===========      ==========
Options  available  for grant at December 31  4,563,512                       33,171                    1,683,505
                                             ===========                  ===========                  ===========

(A) Approximately 6,532,334, 6,362,575 and 2,967,274 of options outstanding at December 31, 2001, 2000 and 1999, had exercise prices less than $30.
                                      F-27

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

                                                 Year Ended December 31,                    Year Ended December 31,
                                                ------------------------                   -------------------------
Reconciliation of Revenues by Segment:             2001         2000         Change            2000         1999        Change
--------------------------------------          -----------  -----------  -----------      ------------  -----------   ------------
                                                                         (Dollar amounts in thousands)

Self-storage
  Rental revenue............................    $  721,662   $  653,110   $   68,552       $   653,110   $   592,619   $    60,491
  Equity in earnings - self storage property
     operations.............................        22,912       21,265        1,647            21,265        20,382           883
  Equity in earnings - Depreciation (self
     -storage)..............................        (7,562)      (7,153)        (409)           (7,153)       (7,591)          438
                                                -----------  -----------  -----------      ------------  -----------   ------------
      Self Storage segment revenues.........       737,012      667,222       69,790           667,222       605,410        61,812
                                                -----------  -----------  -----------      ------------  -----------   ------------

Containerized storage revenues                      47,686       37,914        9,772            37,914        27,028        10,886
-------------------------------
Commercial  properties
----------------------
  Rental revenue............................        12,530       11,341        1,189            11,341         8,204         3,137
  Equity in earnings - commercial property
     operations.............................        51,335       42,562        8,773            42,562        35,623         6,939
  Equity in earnings - Depreciation
     (commercial properties)................       (17,534)     (14,672)      (2,862)          (14,672)      (12,130)       (2,542)
                                                -----------  -----------  -----------      ------------  -----------   ------------
      Commercial properties  segment revenues       46,331       39,231        7,100            39,231        31,697         7,534
                                                -----------  -----------  -----------      ------------  -----------   ------------

Other items not allocated to segments
-------------------------------------
  Equity in earnings - general and
     administrative and other...............       (10,609)      (5,893)      (4,716)           (5,893)       (4,101)       (1,792)
  Interest and other income.................        14,225       18,836       (4,611)           18,836        16,700         2,136
                                                -----------  -----------  -----------      ------------  -----------   ------------
    Total other items not allocated to               3,616       12,943       (9,327)           12,943        12,599           344
        segments............................
                                                -----------  -----------  -----------      ------------  -----------   ------------
      Total consolidated revenues...........    $  834,645   $  757,310   $   77,335       $  757,310    $  676,734    $   80,576
                                                ===========  ===========  ===========      ============  ===========   ============

                                                Year Ended December 31,                 Year Ended December 31,
                                                ------------------------                -------------------------
                                                    2001         2000       Change          2000          1999        Change
                                                -----------  -----------  -----------   ------------  -----------   ------------
                                                                        (Dollar amounts in thousands)
  Reconciliation of Net Income by Segment:

  Self-storage
  Storage properties........................      $492,451    $442,648     $49,803        $442,648       $408,138     $34,510
  Depreciation and amortization - self
     -storage...............................      (158,476)   (141,425)    (17,051)       (141,425)      (131,118)    (10,307)
  Equity in earnings - storage property
     operations.............................        22,912      21,265       1,647          21,265         20,382         883
  Equity in earnings - depreciation (storage)       (7,562)     (7,153)       (409)         (7,153)        (7,591)        438
                                                -----------  -----------  -----------   ------------  -----------   ------------
      Total self-storage segment income.....       349,325     315,335      33,990         315,335        289,811      25,524
                                                -----------  -----------  -----------   ------------  -----------   ------------

  Containerized storage
  Containerized storage.....................         4,682         116       4,566             116         (2,481)      2,597
  Depreciation..............................        (6,900)     (5,251)     (1,649)         (5,251)        (4,915)       (336)
                                                -----------  -----------  -----------   ------------  -----------   ------------
       Total containerized storage segment loss     (2,218)     (5,135)      2,917          (5,135)        (7,396)      2,261
                                                -----------  -----------  -----------   ------------  -----------   ------------

  Commercial  properties
  Commercial properties.....................         8,558       7,515       1,043           7,515          5,378       2,137
  Depreciation and amortization - commercial
     properties.............................        (2,685)     (2,291)       (394)         (2,291)        (1,686)       (605)
  Equity in earnings - commercial property
     operations.............................        51,335      42,562       8,773          42,562         35,623       6,939
  Equity in earnings - depreciation
     (commercial properties) ...............       (17,534)    (14,672)     (2,862)        (14,672)       (12,130)     (2,542)
                                                -----------  -----------  -----------   ------------  -----------   ------------
      Total commercial property segment income      39,674      33,114       6,560          33,114         27,185       5,929
                                                -----------  -----------  -----------   ------------  -----------   ------------

  Other items not allocated to segments
  -------------------------------------
  Equity in earnings - general and
     administrative  and other..............       (10,609)     (5,893)     (4,716)         (5,893)        (4,101)     (1,792)
  Interest and other income.................        14,225      18,836      (4,611)         18,836         16,700       2,136
  General and administrative ...............       (21,038)    (21,306)        268         (21,306)       (12,491)     (8,815)
  Interest expense..........................        (3,227)     (3,293)         66          (3,293)        (7,971)      4,678
  Minority interest in income ..............       (46,015)    (38,356)     (7,659)        (38,356)       (16,006)    (22,350)
  Gain on disposition of real estate .......         4,091       3,786         305           3,786          2,154       1,632
                                                -----------  -----------  -----------   ------------  -----------   ------------
      Total other items not allocated to segments  (62,573)    (46,226)    (16,347)        (46,226)       (21,715)    (24,511)
                                                -----------  -----------  -----------   ------------  -----------   ------------

       Total consolidated company net income      $324,208    $297,088     $27,120        $297,088       $287,885      $9,203
                                                ===========  ===========  ===========   ============  ===========   ============

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

16.  Supplementary quarterly financial data (unaudited)
     --------------------------------------------------

                                                              Three months ended
                                         ------------------------------------------------------------
                                          March 31,        June 30,      September 30,    December 31,
                                            2001             2001            2001             2001
                                         ----------      -----------      ----------       ----------
                                                     (in thousands, except per share data)
Rental revenues..................        $  184,959      $   194,484      $  202,715       $  199,720
                                         ==========      ===========      ==========       ==========
Cost of operations...............        $   66,897      $    66,536      $   70,521       $   72,233
                                         ==========      ===========      ==========       ==========
Net income.......................        $   74,635      $    81,773      $   83,604       $   84,196
                                         ==========      ===========      ==========       ==========

Per Common Share (Note 2):
   Net income -  Basic...........        $    0.34       $     0.40       $    0.41        $    0.38
                                         ==========      ===========      ==========       ==========
   Net income -  Diluted.........        $    0.34       $     0.39       $    0.41        $    0.38
                                         ==========      ===========      ==========       ==========

                                                              Three months ended
                                         ------------------------------------------------------------
                                          March 31,        June 30,      September 30,    December 31,
                                            2000             2000            2000             2000
                                         ----------      -----------      ----------       ----------

                                                     (in thousands, except per share data)
Rental revenues..................        $  164,866      $   173,278      $  181,792       $  182,429
                                         ==========      ===========      ==========       ==========
Cost of operations...............        $   59,160      $    60,801      $   64,810       $   67,315
                                         ==========      ===========      ==========       ==========
Net income.......................        $   72,561      $    74,303      $   75,652       $   74,572
                                         ==========      ===========      ==========       ==========

Per Common Share (Note 2):
   Net income - Basic............        $    0.34       $     0.35       $    0.37        $    0.35
                                         ==========      ===========      ==========       ==========
   Net income - Diluted..........        $    0.34       $     0.35       $    0.37        $    0.35
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