Form 10-Q
period 2002-06-30
PUBLIC STORAGE INC /CA
filed 2002-08-14
CIK 318380

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2002
                               -------------

                                       or

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

                                [ X ] Yes [ ] No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of August 8, 2002:

Common Stock, $.10 Par Value - 116,227,414 shares
-------------------------------------------------

Class B Common Stock, $.10 Par Value - 7,000,000 shares
-------------------------------------------------------

Depositary Shares Each Representing 1/1,000 of a Share of Equity Stock, Series
------------------------------------------------------------------------------
A, $.01 Par Value - 8,776,102 depositary shares (representing 8,776.102 shares
------------------------------------------------------------------------------
of Equity Stock, Series A)
--------------------------

Equity Stock, Series AA, $.01 Par Value - 225,000 shares
--------------------------------------------------------

Equity Stock, Series AAA, $.01 Par Value - 4,289,544 shares
-----------------------------------------------------------

                              PUBLIC STORAGE, INC.

                                      INDEX


                                                                           Pages
                                                                           -----
PART I. FINANCIAL INFORMATION
        ---------------------

Item 1.   Financial Statements

          Condensed Consolidated Balance Sheets at
              June 30, 2002 and December 31, 2001                              1

          Condensed Consolidated Statements of Income for the
              Three and Six Months Ended June 30, 2002 and 2001                2

          Condensed Consolidated Statements of Shareholders' Equity
              for the Six Months Ended June 30, 2002                           3

          Condensed Consolidated Statements of Cash Flows
              for the Six Months Ended June 30, 2002 and 2001             4  - 5

          Notes to Condensed Consolidated Financial Statements            6 - 26

Item 2.   Management's Discussion and Analysis of
              Financial Condition and Results of Operations              27 - 46

Item 2A.  Risk Factors                                                   47 - 49

Item 3.   Quantitative and Qualitative Disclosures about Market Risk          50

PART II. OTHER INFORMATION (Items 2 and 3 are not applicable)
         -----------------

Item 1.   Legal Proceedings                                                   51

Item 4.   Submission of Matters to a Vote of Security Holders                 51

Item 5.   Other Items                                                         52

Item 6.   Exhibits and Reports on Form 8-K                               53 - 59

                              PUBLIC STORAGE, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    (Amounts in thousands, except share data)

                                                                                               June 30,           December 31,
                                                                                                 2002                 2001
                                                                                             --------------       --------------
                                                                                              (Unaudited)
                                     ASSETS
                                     ------
Cash and cash equivalents...........................................................         $     172,164        $      49,347
Real estate facilities, at cost:
     Land...........................................................................             1,284,959            1,165,111
     Buildings......................................................................             3,601,859            3,265,943
                                                                                             --------------       --------------
                                                                                                 4,886,818            4,431,054
     Accumulated depreciation.......................................................              (903,452)            (819,932)
                                                                                             --------------       --------------
                                                                                                 3,983,366            3,611,122
     Construction in process........................................................                88,978              121,181
     Land held for development......................................................                21,548               30,001
                                                                                             --------------       --------------
         Total real estate..........................................................             4,093,892            3,762,304

Investment in real estate entities..................................................               323,323              479,300
Goodwill............................................................................                78,204               78,204
Intangible assets, net..............................................................               121,195              124,497
Mortgage notes receivable from affiliates...........................................                24,361               59,344
Other assets........................................................................                72,639               72,883
                                                                                             --------------       --------------
              Total assets..........................................................         $   4,885,778        $   4,625,879
                                                                                             ==============       ==============

                      LIABILITIES AND SHAREHOLDERS' EQUITY
                      ------------------------------------
Notes payable.......................................................................         $     122,399        $     143,552
Line of credit borrowings...........................................................                     -               25,000
Accrued and other liabilities.......................................................                99,375               93,143
                                                                                             --------------       --------------
              Total liabilities.....................................................               221,774              261,695
Minority interest:
     Preferred partnership interests................................................               285,000              285,000
     Other partnership interests....................................................               170,657              169,601

Commitments and contingencies

Shareholders' equity:

     Cumulative Preferred Stock, $0.01 par value, 50,000,000 shares authorized,
       11,168,500 shares issued in series and outstanding (11,156,500 at
       December 31, 2001), at liquidation preference................................             1,840,150            1,540,150
     Common Stock, $0.10 par value, 200,000,000 shares authorized, 116,105,843
       shares issued and outstanding (114,961,915 at December 31, 2001).............                11,611               11,496
     Equity Stock, Series A, $0.01 par value, 200,000,000 shares authorized,
       8,776.102 shares issued and outstanding......................................                     -                    -
     Class B Common Stock, $0.10 par value, 7,000,000 shares authorized
       and outstanding..............................................................                   700                  700

     Paid-in capital................................................................             2,351,024            2,325,898
     Cumulative net income..........................................................             1,879,442            1,711,269
     Cumulative distributions paid..................................................            (1,874,580)          (1,679,930)
                                                                                             --------------       --------------
          Total shareholders' equity................................................             4,208,347            3,909,583
                                                                                             --------------       --------------
              Total liabilities and shareholders' equity............................         $   4,885,778        $   4,625,879
                                                                                             ==============       ==============

                            See accompanying notes.
                                       1

                              PUBLIC STORAGE, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
           (Amounts in thousands, except net income per share amounts)

                                   (Unaudited)

                                                          For the Three Months Ended            For the Six Months Ended
                                                                   June 30,                             June 30,
                                                        --------------------------------     --------------------------------
                                                            2002               2001              2002               2001
                                                        -------------      -------------     -------------      -------------
Revenues:
   Rental income:
       Self-storage facilities..................        $    188,687       $    179,086      $    377,594       $    350,915
       Commercial properties....................               3,181              3,215             6,252              6,272
       Containerized storage facilities.........              12,758             12,183            24,457             22,256
  Tenant reinsurance............................               5,156                  -             9,731                  -
  Interest and other income.....................               2,759              3,130             4,467              6,738
                                                        -------------      -------------     -------------      -------------
                                                             212,541            197,614           422,501            386,181
                                                        -------------      -------------     -------------      -------------

Expenses:
  Cost of operations:
       Self-storage facilities..................              59,905             54,599           118,500            111,073
       Commercial properties....................               1,130                882             2,244              1,832
       Containerized storage facilities.........              11,243             11,055            20,561             20,528
       Tenant reinsurance.......................               2,523                  -             4,816                  -
   Depreciation and amortization................              46,052             41,323            90,049             80,945
   General and administrative...................               4,305              5,000             8,305             10,584
   Interest expense.............................               1,213              1,124             2,315              2,095
                                                        -------------      -------------     -------------      -------------
                                                             126,371            113,983           246,790            227,057
                                                        -------------      -------------     -------------      -------------

Income before equity in earnings of real estate
  entities, minority interest and gain on
  disposition of real estate....................              86,170             83,631           175,711            159,124

Equity in earnings of real estate entities
  (including the Company's pro-rata share of gain                                 9,814            16,256
  on sale of real estate totaling $2,241 for the
  six months ended June 30, 2002)...............               7,000                                                  19,086
Minority interest in income:
  Preferred partnership interests...............              (6,727)            (8,505)          (13,453)           (17,010)
  Other partnership interests...................              (3,886)            (3,167)           (8,502)            (6,360)
                                                        -------------      -------------     -------------      -------------
Income before gain (loss) on disposition of real
  estate........................................              82,557             81,773           170,012            154,840
   Gain (loss) on disposition of real estate
   investments..................................              (1,839)                 -            (1,839)             1,568
                                                        -------------      -------------     -------------      -------------

Net income......................................        $     80,718       $     81,773      $    168,173       $    156,408
                                                        =============      =============     =============      =============

Net income allocation:
  Allocable to preferred shareholders...........        $     37,936       $     28,736      $     73,776       $     56,772
  Allocable to Equity Stock, Series A...........               5,376              5,314            10,751              8,766
  Allocable to common shareholders..............              37,406             47,723            83,646             90,870
                                                        -------------      -------------     -------------      -------------
                                                        $     80,718       $     81,773      $    168,173       $    156,408
                                                        =============      =============     =============      =============
Per common share:
  Net income per share - Basic..................              $0.30              $0.40             $0.68              $0.73
                                                        =============      =============     =============      =============
  Net income per share - Diluted................              $0.30              $0.39             $0.67              $0.73
                                                        =============      =============     =============      =============
  Net income per depositary share of Equity Stock,
     Series A - Basic and Diluted...............              $0.61              $0.61             $1.23              $1.23
                                                        =============      =============     =============      =============
  Weighted average common shares - Basic........             122,821            120,734           122,386            124,403
                                                        =============      =============     =============      =============
  Weighted average common shares - Diluted......             124,824            121,639           124,417            125,130
                                                        =============      =============     =============      =============
  Weighted average depositary shares of Equity
     Stock, Series A - Basic and Diluted........               8,776              8,676             8,776              7,156
                                                        =============      =============     =============      =============

                            See accompanying notes.
                                       2

                              PUBLIC STORAGE, INC.
            CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                          (Dollar amounts in thousands)

                                   (Unaudited)

                                                              Cumulative                       Class B
                                                              Preferred      Common Stock    Common Stock      Paid-in
                                                                Stock                                          Capital
                                                             -------------    -------------  -------------   -------------
Balances at December 31, 2001..........................      $  1,540,150     $    11,496    $       700     $  2,325,898

Issuance of preferred stock, net of issuance costs:
   Series T (6,000 shares).............................           150,000               -              -           (4,925)
   Series U (6,000 shares).............................           150,000               -              -           (4,925)

Issuance of Common Stock:
   Options exercised (621,132 shares)..................                 -              63              -           15,355
   Acquisition of minority interest (533,796 shares -
     Note 7)...........................................                                53                          20,001

Repurchase of common stock (11,000 shares).............                 -              (1)             -             (380)

Net income.............................................                 -               -              -                -

Cash distributions:
   Cumulative Senior Preferred Stock...................                 -               -              -                -
   Equity Stock, Series A ($1.225 per share)...........                 -               -              -                -
   Class B Common Stock ($0.873 per share).............                 -               -              -                -
   Common Stock ($0.90 per share)......................                 -               -              -                -
                                                             -------------    -------------  -------------   -------------
Balances at June 30, 2002..............................      $  1,840,150     $    11,611    $       700     $  2,351,024
                                                             =============    =============  =============   =============

                                                                                                  Total
                                                             Cumulative       Cumulative      Shareholders'
                                                             Net Income     Distributions         Equity
                                                             -------------  --------------    --------------
Balances at December 31, 2001..........................      $ 1,711,269    $  (1,679,930)     $  3,909,583

Issuance of preferred stock, net of issuance costs:
   Series T (6,000 shares).............................                -                -           145,075
   Series U (6,000 shares).............................                -                -           145,075

Issuance of Common Stock:
   Options exercised (621,132 shares)..................                -                -            15,418
   Acquisition of minority interest (533,796 shares -
     Note 7)...........................................                                              20,054

Repurchase of common stock (11,000 shares).............                -                -              (381)

Net income.............................................          168,173                -           168,173

Cash distributions:
   Cumulative Senior Preferred Stock...................                -          (73,776)          (73,776)
   Equity Stock, Series A ($1.225 per share)...........                -          (10,751)          (10,751)
   Class B Common Stock ($0.873 per share).............                -           (6,111)           (6,111)
   Common Stock ($0.90 per share)......................                -         (104,012)         (104,012)
                                                             -------------  --------------    --------------
Balances at June 30, 2002..............................      $ 1,879,442    $  (1,874,580)     $  4,208,347
                                                             =============  ==============    ==============

                            See accompanying notes.
                                       3

                              PUBLIC STORAGE, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Amounts in thousands)

                                   (Unaudited)

                                                                                            For the Six Months Ended
                                                                                                    June 30,
                                                                                        ---------------------------------
                                                                                            2002               2001
                                                                                        --------------     --------------
Cash flows from operating activities:
   Net income..................................................................         $     168,173      $     156,408
   Adjustments to reconcile net income to net cash provided by operating activities:
     Gain included in equity in earnings of real estate investments............                (2,241)                 -
     (Gain) loss on sale of real estate investments............................                 1,839             (1,568)
     Depreciation and amortization.............................................                90,049             80,945
     Depreciation included in equity earnings of real estate entities..........                12,896             11,214
     Minority interest in income...............................................                21,955             23,370
     Other.....................................................................                 2,696              2,469
                                                                                        --------------     --------------
         Total adjustments.....................................................               127,194            116,430
                                                                                        --------------     --------------
             Net cash provided by operating activities.........................               295,367            272,838
                                                                                        --------------     --------------

Cash flows from investing activities:
     Principal payments received on mortgage notes receivable..................                35,193              1,999
     Business combinations (Note 3)............................................              (152,327)                 -
     Capital improvements to real estate facilities............................               (12,526)           (12,132)
     Construction in process and acquisition of land held for development......               (49,112)           (92,720)
     Acquisition of minority interests.........................................               (13,055)           (11,053)
     Proceeds from the disposition of real estate facilities...................                 5,322              9,102
     Acquisition of investment in real estate entities.........................               (14,914)           (21,909)
     Acquisition of real estate facilities.....................................                (7,936)                 -
     Other investments.........................................................                (1,054)            (5,097)
                                                                                        --------------     --------------
             Net cash used in investing activities.............................              (210,409)          (131,810)
                                                                                        --------------     --------------

Cash flows from financing activities:
     Net paydowns on revolving line of credit..................................               (25,000)                 -
     Principal payments on notes payable.......................................               (21,153)            (6,207)
     Net proceeds from the issuance of common stock............................                15,418              2,253
     Net proceeds from the issuance of preferred stock.........................               290,150            166,966
     Net proceeds from the issuance of Equity Stock, Series A..................                     -             72,130
     Issuance of Put Option (Note 8)...........................................                     -                910
     Repurchase of common stock................................................                  (381)          (275,483)
     Distributions paid to shareholders........................................              (194,650)          (119,949)
     Distributions paid to minority interests..................................               (26,493)           (26,938)
     Net (divestment) reinvestment of minority interests.......................                   (32)             6,584
                                                                                        --------------     --------------
             Net cash provided by (used in) financing activities...............                37,859           (179,734)
                                                                                        --------------     --------------

Net increase (decrease) in cash and cash equivalents...........................               122,817            (38,706)
Cash and cash equivalents at the beginning of the period.......................                49,347             89,467
                                                                                        --------------     --------------
Cash and cash equivalents at the end of the period.............................         $     172,164      $      50,761
                                                                                        ==============     ==============

                            See accompanying notes.
                                       4

                              PUBLIC STORAGE, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Amounts in thousands)

                                   (Unaudited)

                                   (Continued)

Supplemental schedule of non-cash investing and financing activities:                       For the Six Months Ended
                                                                                                    June 30,
                                                                                        ---------------------------------
                                                                                            2002               2001
                                                                                        --------------     --------------

   Business combinations (Note 3):
     Real estate facilities....................................................         $    (330,426)     $           -
     Other assets..............................................................                (2,175)                 -
     Accrued and other liabilities.............................................                 5,232                  -
     Minority interest.........................................................                14,806                  -
     Reduction in investment in real estate entities...........................               160,236                  -

   Note received in exchange for sale of real estate...........................                  (210)                 -
   Real estate sold in exchange for note.......................................                   210                  -

   Acquisition of minority interest for consideration including common stock:
     Real estate facilities....................................................               (20,640)                 -
     Minority Interest.........................................................               (12,469)                 -

   Issuance of common stock to acquire interest in consolidated real estate
     entity....................................................................                20,054                  -

   Disposition of minority interests in exchange for other assets at a loss of
   $1,839 (Note 7)
    Other assets...............................................................                (1,450)                 -
    Minority interest..........................................................                 3,289                  -

                            See accompanying notes.
                                       5

                              PUBLIC STORAGE, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 2002

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

              We invest in real estate facilities by acquiring wholly owned facilities or by acquiring interests in real estate entities which own facilities. At June 30, 2002, we had direct and indirect equity interests in 1,397 self-storage facilities located in 37 states and operating under the "Public Storage" name. We also have direct and indirect equity interests in approximately 15.2 million net rentable square feet of commercial space.

2.   Summary of significant accounting policies
     ------------------------------------------

     Basis of presentation
     ---------------------

              The consolidated financial statements include the accounts of the Company and 35 controlled entities (the "Consolidated Entities"). Collectively, the Company and the Consolidated Entities own a total of 1,366 real estate facilities, consisting of 1,361 self-storage facilities and five commercial properties.

              At June 30, 2002, we had equity investments in eight limited partnerships in which we do not have a controlling interest. These limited partnerships collectively own 36 self-storage facilities, which are managed by the Company. In addition, we own approximately 44% of the common equity of PS Business Parks, Inc. ("PSB"), which owns and operates 14.8 million net rentable square feet of commercial space at June 30, 2002. We do not control these entities. Accordingly, our investments in these limited partnerships and PSB are accounted for using the equity method.

              Certain amounts previously reported have been reclassified to conform to the June 30, 2002 presentation.

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

     Real estate facilities
     ----------------------

              Real estate facilities are recorded at cost. Costs associated with the acquisition, development, construction and improvement of properties are capitalized. Interest, property taxes, and other costs associated with development are capitalized as building cost. Expenditures for repairs and maintenance are charged to expense as incurred. Depreciation is computed using the straight-line method over the estimated useful lives of the buildings and improvements, which are generally between 5 and 25 years.

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

              We evaluate our long-lived assets on a quarterly basis for indicators of impairment. When indicators of impairment are detected in our evaluation, we evaluate the recoverability of such long-lived assets. We determine the assets' recoverable amount based upon a) the fair value of our goodwill or b) the estimated undiscounted cash flows of our other long-lived assets. An impairment charge is booked for the excess of book value (if any) over the asset's recoverable amount. We determine the recoverability of our goodwill in this manner on a quarterly basis regardless of the existence of indicators of impairment. The Company has determined at June 30, 2002 that no such impairments existed and, accordingly, no impairment charges have been recorded.

              Statement No. 144 also addresses the accounting for long-lived assets that are likely to be disposed of before the end of their previously estimated useful life. Such assets are to be reported at the lower of their carrying amount or fair value, less cost to sell. Our evaluations have determined that there are no such impairments at June 30, 2002.

     Other assets
     ------------

              Other assets primarily consist of furniture, fixtures, equipment, and other such assets associated with the containerized storage facilities business as well as accounts receivable, prepaid expenses, and other such assets of the Company. Included in other assets with respect to the containerized storage business is furniture, fixtures, and equipment (net of accumulated depreciation) of $29,986,000 and $30,699,000 at June 30, 2002 and December 31, 2001, respectively. Included in depreciation and amortization expense for the three months ended June 30, 2002 and 2001 is $1,614,000 and $1,550,000, respectively, and $3,227,000 and $2,889,000 for the six months ended June 30, 2002 and 2001, respectively, of depreciation of furniture, fixtures, and equipment of the containerized storage business.

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

              Goodwill is net of accumulated amortization of $16,515,000 at June 30, 2002 and December 31, 2001. At June 30, 2002, property management contracts are net of accumulated amortization of $43,805,000 ($40,503,000 at December 31, 2001). Included in depreciation and amortization expense for the three and six months ended June 30, 2002 and 2001 is $1,651,000 and $3,302,000, respectively, with respect to the amortization of property management contracts. In addition, included in depreciation and amortization expense for the three and six months ended June 30, 2001, is $677,000 and $1,354,000, respectively, relating to the amortization of goodwill.

     Revenue and expense recognition
     -------------------------------

              Property rents are recognized as earned. Equity in earnings of real estate entities is recognized based on our ownership interest in the earnings of each of the unconsolidated real estate entities. Advertising costs are expensed as incurred. As described more fully in Note 10, compensation expense with respect to stock options granted after December 31, 2001 is recorded based upon the options' estimated fair value on the date of grant and their vesting period.

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

     Net income per common share
     ---------------------------

              Dividends paid to our preferred shareholders totaling $37,936,000 and $28,736,000 for the three months ended June 30, 2002 and 2001, respectively, and $73,776,000 and $56,772,000 for the six months ended
     June 30, 2002 and 2001, respectively, have been deducted from net income to arrive at net income allocable to our common shareholders.

              Net income allocated to our common shareholders has been further allocated among our two classes of common stock; our regular common stock and our Equity Stock, Series A. The allocation among each class was based upon the two-class method. Under the two-class method, earnings per share for each class of common stock is determined according to dividends declared (or accumulated) and participation rights in undistributed earnings. Under the two-class method, the Equity Stock, Series A was allocated net income of approximately $5,376,000 and $10,751,000, for the three and six months ended June 30, 2002, respectively, as compared to $5,314,000 and $8,766,000, respectively, for the same period in 2001. The remaining $37,406,000 and $83,646,000 for the three and six months ended June 30, 2002, respectively, and $47,723,000 and $90,870,000, for the three and six months ended June 30, 2001, respectively, was allocated to the regular common shares.

              Basic net income per share is computed using the weighted average common shares (prior to the dilutive impact of stock options outstanding). Diluted net income per common share is computed using the weighted average common shares outstanding (adjusted for stock options). Distributions per share of Class B common stock are equal to 97% of the per share distribution paid to the Company's regular common shares. As a result of this participation in distribution of earnings, for purposes of computing net income per common share, the Company includes 6,790,000 (7,000,000 x 97%) Class B common shares in the weighted average common equivalent shares for the three and six months ended June 30, 2001 and the three months ended March 31, 2002.

              As of March 31, 2002, the remaining contingency for the conversion of the Class B common stock into regular common stock has been satisfied (see Note 8) and the Class B common stock will convert into 7,000,000 shares of common stock on January 1, 2003. As a result, beginning April 1, 2002, the Company includes 7,000,000 Class B common shares in the weighted average common equivalent shares.

3.   Business Combinations
     ---------------------

     Development Joint Venture
     -------------------------

              On January 16, 2002, we acquired the remaining 70% interest we did not own in a partnership (the "Development Joint Venture"). The aggregate cost of this business combination was $268,209,000, consisting of our pre-existing investment in the Development Joint Venture of $115,131,000 and cash of $153,078,000. This acquisition was completed in order to expand the Company's real estate investments. The Development Joint Venture was formed in April 1997 and was funded with equity capital consisting of 30% from the Company and 70% from an institutional investor, and owns 47 storage facilities. Prior to January 16, 2002, we accounted for our investment in the Development Joint Venture using the equity method of accounting.

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

              Each of the transactions indicated above has been accounted for using the purchase method. Accordingly, allocations of our acquisition cost (consisting of our preexisting investment and the cost of acquisition of interests acquired in connection with the transaction) was allocated to the net assets acquired based upon the fair value of such assets and liabilities assumed with respect to the transactions. Accordingly, allocations of the total acquisition cost to the net assets acquired were made based upon the fair value of such assets and liabilities assumed. The allocations were as follows with respect to the business combinations completed in the first quarter of 2002:

                                                Development        Other
                                               Joint Venture    Partnerships        Total
                                               -------------    ------------     -----------
                                                          (amounts in thousands)
2002 BUSINESS COMBINATIONS:
    Real estate facilities...............       $  269,898       $   60,528      $  330,426
    Minority interests...................                -          (14,806)        (14,806)
    Other assets.........................            1,122            1,053           2,175
    Accrued and other liabilities........           (2,811)          (2,421)         (5,232)
                                               -------------    ------------     -----------
                                                $  268,209       $   44,354      $  312,563
                                               =============    ============     ===========

              The historical operating results of the above acquisitions prior to each respective acquisition date have not been included in the Company's historical operating results. Pro forma data (unaudited) for the six months ended June 30, 2002 and 2001 as though the business combinations above had been effective at the beginning of fiscal 2001 are as follows:

                                                     For the Six Months
                                                       Ended June 30,
                                              ------------------------------
                                                 2002                2001
                                              ----------          ----------
                                            (in thousands except per share data)
Revenues...................................    $423,625           $415,708
Net income.................................    $167,950           $158,021
Net income per common share (Basic)........     $0.68              $0.74
Net income per common share (Diluted)......     $0.67              $0.73

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

4.   Real estate facilities
     ----------------------

              Activity in real estate facilities during 2002 is as follows:

                                                              In thousands
                                                            ---------------
Operating facilities, at cost:
  Balance at December 31, 2001....................          $    4,431,054
  Developed facilities............................                  84,236
  Property acquisitions:
     Business combinations (Note 3)...............                 330,426
     From third parties...........................                   7,936
  Acquisition of minority interests (Note 7)......                  20,640
  Capital improvements............................                  12,526
                                                            ---------------
  Balance at June 30, 2002........................               4,886,818
                                                            ---------------

Accumulated depreciation:
  Balance at December 31, 2001....................                (819,932)
  Additions during the year.......................                 (83,520)
                                                            ---------------
  Balance at June 30, 2002........................                (903,452)
                                                            ---------------

Construction in process:
  Balance at December 31, 2001....................                 121,181
  Current development.............................                  49,112
  Transfers from land held for development........                   2,921
  Developed facilities............................                 (84,236)
                                                            ---------------
  Balance at June 30, 2002........................                  88,978
                                                            ---------------

Land held for development:
  Balance at December 31, 2001....................                  30,001
  Dispositions....................................                  (5,532)
  Transfer to construction in progress............                  (2,921)
                                                            ---------------
  Balance at June 30, 2002........................                  21,548
                                                            ---------------
  Total real estate facilities....................          $    4,093,892
                                                            ===============

              During the six months ended June 30, 2002, we opened 10 newly developed facilities with approximately 864,000 aggregate net rentable square feet with an aggregate cost of $68,227,000, and expansions of storage facilities with an aggregate cost of $16,009,000. In addition, during the six months ended June 30, 2002, we acquired three self-storage facilities, in separate transactions, having an aggregate of approximately 157,000 net rentable square feet for $7,936,000 cash.

              During the six months ended June 30, 2002, we sold one plot of land for $5,532,000, consisting of $5,322,000 of cash and a note receivable in the amount of $210,000. No gain or loss was recorded on this sale.

              Construction in process at June 30, 2002 consists primarily of 19 storage facilities and 7 expansion projects to existing self-storage facilities. In addition, we have nine parcels of land held for development with total costs of approximately $21,548,000.

              Our policy is to capitalize interest incurred on debt during the course of construction of our self-storage facilities. Interest capitalized during the three and six months ended June 30, 2002 was $1,426,000 and $3,272,000, respectively compared to $2,109,000 and $4,219,000, respectively for the same periods in 2001.

5.   Investment in real estate entities
     ----------------------------------

              At June 30, 2002, our investment in real estate entities consist of ownership interests in eight partnerships, which principally own self-storage facilities, and our ownership interest in PSB (defined below). These interests are non-controlling interests of less than 50% and are accounted for using the equity method of accounting. Accordingly, earnings are recognized based upon our ownership interest in each of the partnerships. The accounting policies of these entities are similar to the Company's.

               The following table sets forth the Company's equity in earnings of real estate entities for the three and six months ended June 30, 2002 (amounts in thousands):

                                            Equity in Earnings of Real     Equity in Earnings of Real Estate
                                          Estate Entities for the Three    Entities for the Six Months Ended
                                              Months ended June 30,                     June 30,
                                          ------------------------------   ---------------------------------
                                              2002            2001              2002               2001
                                          --------------  --------------   --------------     --------------

 PSB (a)............................         $   5,215       $   5,876       $    12,329         $  11,661
 Newly Consolidated Investments (b)                  -           2,512               223             4,634
 Other Investments..................             1,785           1,426             3,704             2,791
                                          --------------  --------------   --------------     --------------
     Total..........................         $   7,000       $   9,814       $    16,256         $  19,086
                                          ==============  ==============   ==============     ==============

(a) Included in equity in earnings for the six months ended June 30, 2002 is our pro rata share of PSB's gain on sale of real estate in the amount of $2,241,000.

(b) As described in Note 3, in the first quarter of 2002 we began consolidating the results of the Development Joint Venture and two other partnerships, and as a result eliminated our preexisting investment in the three months ended March 31, 2002.

              The following table sets forth our investments in real estate entities at June 30, 2002 and December 31, 2001 (amounts in thousands), and our distributions received from the real estate entities in the six months ended June 30, 2002 and 2001:

                                                                           Distributions  from real  estate
                                           Investments in Real Estate      entities   for  the  six  months
                                                  Entities at                       ended June 30,
                                          ------------------------------   ---------------------------------
                                             June 30,      December 31,
                                               2002            2001              2002             2001
                                          --------------  --------------   --------------     --------------
 PSB                                       $  270,238      $ 267,472        $     9,563        $   7,326
 Newly Consolidated Investments (a)                 -        160,013                  -            2,132
 Other Investments.................            53,085         51,815              2,676              659
                                          --------------  --------------   --------------     --------------
     Total.........................        $  323,323      $ 479,300        $    12,239        $  10,117
                                          ==============  ==============   ==============     ==============

(a) As described in Note 3, in the first quarter of 2002 we began consolidating the results of the Development Joint Venture and two other partnerships, and as a result eliminated our preexisting investment in the three months ended June 30, 2002.

              In addition to the income recognized and distributions noted above, during the six months ended June 30, 2002, we invested a total of $242,000 in the Other Investments.

              Following is a description of PSB, the Newly Consolidated Investments, and the Other Investments.

     Investment in PSB
     -----------------

              At June 30, 2002, the Company and the Consolidated Entities have a 44% common equity interest in PS Business Parks, Inc., a REIT traded on the American Stock Exchange, and an operating partnership controlled by PS Business Parks, Inc. (collectively, the REIT and the operating partnership are referred to as "PSB"). This 44% common equity interest is comprised of the ownership of 5,418,273 shares of common stock and 7,305,355 limited partnership units in the operating partnership. These limited partnership units are convertible at our option, subject to certain conditions, on a one-for-one basis into PSB common stock. Based upon PSB's trading price at June 30, 2002 ($34.95), the shares and units had a market value of approximately $444.7 million.

              At June 30, 2002, PSB owned and operated 14.8 million net rentable square feet of commercial space located in nine states. PSB also manages the commercial space owned by the Company and the Consolidated Entities.

              Our pro-rata share of earnings and distributions from PSB, as well as our investment balance, are denoted in the tables above. The following table sets forth the condensed consolidated statements of operations and the condensed consolidated balance sheets of PSB. These amounts below represent 100% of PSB's balances and not our pro-rata share.

PSB                                                                For the six months ended
---                                                                        June 30,
                                                              ----------------------------------
                                                                  2002                2001
                                                              ---------------    ---------------
                                                                  (Amounts in thousands)

   Total revenue........................................      $      102,578     $      80,557
   Gain on disposition of real estate investments.......               5,391                15
   Cost of operations and other expenses................             (33,017)          (23,746)
   Depreciation and amortization........................             (28,290)          (19,379)
   Minority interest....................................             (16,488)          (13,152)
                                                              ---------------    ---------------
     Net income.........................................      $       30,174     $      24,295
                                                              ===============    ===============

                                                               At June 30,      At December 31,
                                                                   2002               2001
                                                              ---------------    ---------------
   Total assets (primarily real estate).................      $    1,146,403     $   1,169,955
   Total debt...........................................              87,932           165,145
   Other liabilities....................................              36,852            45,188
   Preferred equity and preferred minority interests....             368,738           318,750
   Common equity and common minority interest...........             652,881           640,872


     Newly Consolidated Investments
     ------------------------------

              As described in Note 3, effective in the first quarter of 2002, we began consolidating the results of the Development Joint Venture and two other partnerships, and as a result eliminated our preexisting investment of $160,236,000 ($160,013,000 at December 31, 2001). Prior to their respective dates of consolidation, these entities were accounted for on the equity method of accounting. The Company's operating results and investments with respect to these entities are included as the "Newly Consolidated Investments" in the tables above.

     Other Investments
     -----------------

              At June 30, 2002, the Other Investments consists primarily of an average 38% common equity ownership in eight limited partnerships (collectively, the "Other Investments") owning an aggregate of 36 storage facilities. During the six months ended June 30, 2002, we invested a total of $242,000 in the Other Investments.

              Our pro-rata share of earnings and distributions from these entities as well as our investment balances are denoted in the tables above. The following table sets forth certain condensed financial information (representing 100% of these entities' balances and not our pro-rata share) with respect to the Other Investments:

        Other Investments                                For the six months ended
        -----------------                                       June 30,
                                                    --------------------------------
                                                         2002               2001
                                                    -------------      -------------
                                                         (Amounts in thousands)
    Total revenue...........................        $     13,428       $     12,509
    Cost of operations and other expenses...              (4,893)            (4,644)
    Depreciation and amortization...........              (1,267)            (1,276)
                                                    -------------      -------------
      Net income............................        $      7,268       $      6,589
                                                    =============      =============

Other Investments                                    At June 30,      At December 31,
-----------------                                        2002               2001
                                                    -------------      -------------
                                                          (Amounts in thousands)
    Total assets (primarily storage facilities)     $     61,731       $     61,046
    Total debt..............................               8,323             11,357
    Other liabilities.......................               1,267              1,233
    Partners' equity........................              52,141             48,456


6.   Revolving line of credit
     ------------------------

              Our $200 million revolving line of credit (the "Credit Agreement") has a maturity date of October 31, 2004 and bears an annual interest rate ranging from the London Interbank Offered Rate ("LIBOR") plus 0.45% to LIBOR plus 1.50% depending on our credit ratings (currently 0.45%). In addition, we are required to pay a quarterly commitment fee ranging from 0.20% per annum to 0.30% per annum depending on our credit ratings (currently the fee is 0.20% per annum). At June 30, 2002, we had no borrowings on our line of credit.

              The Credit Agreement includes various covenants, the more significant of which requires us to (i) maintain a balance sheet leverage ratio of less than 0.50 to 1.00, (ii) maintain certain quarterly interest and fixed-charge coverage ratios (as defined) of not less than 2.50 to 1.0 and 1.75 to 1.0, respectively, and (iii) maintain a minimum total shareholders' equity (as defined). In addition, we are limited in our ability to incur additional borrowings (we are required to maintain unencumbered assets with an aggregate book value equal to or greater than two times our unsecured recourse debt). We were in compliance with all the covenants of the Credit Agreement at June 30, 2002.

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

     Preferred partnership interests
     -------------------------------

              During 2000, one of our consolidated operating partnerships issued an aggregate $365.0 million of preferred partnership units: March 17, 2000,
     - $240.0 million of 9.5% Series N Cumulative Redeemable Perpetual Preferred Units, March 29, 2000 - $75.0 million of 9.125% Series O Cumulative Redeemable Perpetual Preferred Units, and August 11, 2000 - $50.0 million of 8.75% Series P Cumulative Redeemable Perpetual Preferred Units.

              In August 2001, we repurchased $30 million of the 9.125% Series O Cumulative Redeemable Perpetual Preferred Units and in October 2001, we repurchased all of the 8.75% Series P Cumulative Redeemable Perpetual Preferred Units. The units were repurchased at an amount equal to the original issuance price.

              For the six months ended June 30, 2002 and 2001, the holders of these preferred units were paid an aggregate of approximately $13,453,000 and $17,010,000, respectively, in distributions and received an equivalent allocation of minority interest in earnings. The decrease in distributions paid to the holders of these preferred units is attributable to repurchases of these units by the Company in August and October of 2001.

              The following table summarizes the preferred partnership units outstanding at June 30, 2002 and December 31, 2001:

                          Distribution        Units           Carrying
         Series               Rate         Outstanding         Amount
----------------------    -------------   -------------     -----------
                                             (Amounts in thousands)
Series N                        9.500%           9,600      $   240,000
Series O                        9.125%           1,800           45,000
                                          -------------     -----------
Total                                           11,400      $   285,000
                                          =============     ===========

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

     Other partnership interests
     ---------------------------

              The following table sets forth the minority interest at June 30, 2002 and December 31, 2001, as well as the distributions paid to minority interest for the six months ended June 30, 2002 and 2001 with respect to the other partnership interests (amounts in thousands):

                                                                                          Distributions to minority
                                                                                         interests for the six months
                                                      Minority interest at                      ended June 30,
                                                  ----------------------------           ----------------------------
                                                    June 30,       December 31,
                 Description                          2002             2001                  2002             2001
--------------------------------------------      -----------      -----------           -----------      -----------
Consolidated Development Joint Venture......      $   78,592       $    82,879           $     4,923      $    3,865
Convertible OP Units........................           6,367             6,418                   213             104
Newly consolidated partnerships.............          18,371                 -                 1,355               -
Other consolidated partnerships.............          67,327            80,304                 6,581           6,855
                                                  -----------      -----------           -----------      -----------
Total other partnership interests...........      $  170,657       $   169,601           $    13,072      $   10,824
                                                  ===========      ===========           ===========      ===========

              Income is allocated to the minority interests based upon their pro-rata interest in the operating results of the Consolidated Entities. The following table sets forth the income allocated to minority interest in income with respect to the Other Partnership interests for the six months ended June 30, 2002 and 2001 (amounts in thousands):

                                                Minority interest in income for        Minority interest in income for
                                                the three months ended June 30,         the six months ended June 30,
                                                  ----------------------------           ----------------------------
                 Description                         2002             2001                  2002             2001
--------------------------------------------      -----------      -----------           -----------      -----------
Consolidated Development Joint Venture......      $       329      $      113            $       636      $      225
Convertible OP Units.......................                73              99                    162             187
Newly consolidated partnerships.............              775               -                  1,631               -
Other consolidated partnerships.............            2,709           2,955                  6,073           5,948
                                                  -----------      -----------           -----------      -----------

Total other partnership interests...........      $     3,886      $    3,167            $     8,502      $    6,360
                                                  ===========      ===========           ===========      ===========

              Following is a description of each of the Other Partnership Interests and a description of the other transactions affecting the minority interests in these entities.

     Consolidated Development Joint Venture:
     --------------------------------------

              In November 1999, we formed a development joint venture (the "Consolidated Development Joint Venture") with a joint venture partner (PSAC Storage Investors, LLC) whose partners include an institutional investor and B. Wayne Hughes ("Mr. Hughes"), chairman and chief executive officer of the Company, to develop approximately $100 million of self-storage facilities and to purchase $100 million of the Company's Equity Stock, Series AAA (see Note 8). In consolidation, the Equity Stock, Series AAA and the related dividend income have been eliminated.

              At June 30, 2002, the Consolidated Development Joint Venture had completed construction on 22 storage facilities for a total cost of approximately $108 million.

              The Consolidated Development Joint Venture is funded solely with equity capital consisting of 51% from the Company and 49% from PSAC Storage Investors. The accounts of the Consolidated Development Joint Venture are included in the Company's consolidated financial statements. The accounts of PSAC Storage Investors are not included in the Company's consolidated financial statements, as the Company has no ownership interest in this entity. Minority interests primarily represent the total contributions received from PSAC Storage Investors combined with the accumulated net income allocated to PSAC Storage Investors, net of cumulative distributions. The amounts included in our financial statements with respect to the minority interests in the Consolidated Development Joint Venture are denoted in the tables above.

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

              PSAC Storage Investors, LLC provides Mr. Hughes with a fixed yield of approximately 8.0% per annum on his preferred non-voting interest (representing an investment of approximately $64.1 million at June 30, 2002). In addition, Mr. Hughes can receive up to 1% of cash flow of PSAC Storage Investors, LLC (estimated to be less than $50,000 per year) if PSAC Storage Investors, LLC elects an early termination during the sixth year. If PSAC Storage Investors, LLC does not elect to cause an early termination, Mr. Hughes' 1% interest can increase to up to 10%.

     Convertible OP Units
     --------------------

              As of June 30, 2002, one of our Consolidated Entities had approximately 237,935 operating partnership units ("Convertible OP Units") outstanding, representing a limited partnership interest in one of the Consolidated Entities. The Convertible OP Units are convertible on a one-for-one basis (subject to certain limitations) into common shares of the Company at the option of the unitholder. Minority interest in income with respect to Convertible OP Units reflects the Convertible OP Units' share of the net income of the Company, with net income allocated to minority interests with respect to weighted average outstanding Convertible OP Units on a per unit basis equal to diluted earnings per common share. During the six months ended June 30, 2002, no units were converted. The amounts included in our financial statements with respect to the minority interests with respect to the Convertible OP Units are denoted in the tables above.

     Newly Consolidated Partnerships
     -------------------------------

              As described in Note 3, we began consolidating the results of two other partnerships owning 31 properties, and as a result, minority interest increased by $14,806,000 in the first quarter of 2002. The amounts included in our financial statements with respect to the minority interests in the Newly Consolidated Partnerships are denoted in the tables above.

     Other Consolidated Partnerships
     -------------------------------

              The minority interests in the Other Consolidated Partnerships at June 30, 2002 reflect the common equity interests that the Company doesn't own in 32 entities owning an aggregate of 500 real estate facilities. The amounts included in our financial statements with respect to the minority interests in the Other Consolidated Partnerships are denoted in the tables above.

              On April 19, 2002, we acquired through a merger all of the remaining minority interest we did not own in PS Partners V, Ltd. The acquisition cost consisted of 533,796 shares ($20,054,000) of Public Storage common stock and cash of approximately $12,815,000. This acquisition had the effect of reducing minority interest by $12,342,000, with the excess of cost over underlying book value ($20,527,000) allocated to real estate.

              In addition, during the six months ended June 30, 2002, we acquired minority interests in the Other Consolidated Partnerships for an aggregate cash cost of $240,000. These acquisitions had the effect of reducing minority interest by $127,000, with the excess of cost over underlying book value ($113,000) allocated to real estate.

              In the second quarter of 2002, we recorded the pending sale of a partnership interest in one of our Consolidated Entities for an aggregate of $1,450,000. We recorded a loss on sale of the interest in the amount of $1,839,000. As a result of this pending sale, minority interest increased by $3,289,000.

8.   Shareholders' equity
     --------------------

     Preferred stock
     ---------------

              At June 30, 2002 and December 31, 2001, we had the following series of Preferred Stock outstanding:

                                          At June 30, 2002                At December 31, 2001
                                     ----------------------------      ----------------------------
                       Dividend         Shares          Carrying          Shares          Carrying
      Series            Rate         Outstanding         Amount        Outstanding         Amount
----------------    --------------   ------------    ------------      ------------    ------------
                                                     (Dollar amount in thousands)
Series A                 10.000%       1,825,000     $     45,625        1,825,000     $     45,625
Series B                  9.200%       2,386,000           59,650        2,386,000           59,650
Series C              Adjustable       1,200,000           30,000        1,200,000           30,000
Series D                  9.500%       1,200,000           30,000        1,200,000           30,000
Series E                 10.000%       2,195,000           54,875        2,195,000           54,875
Series F                  9.750%       2,300,000           57,500        2,300,000           57,500
Series J                  8.000%           6,000          150,000            6,000          150,000
Series K                  8.250%           4,600          115,000            4,600          115,000
Series L                  8.250%           4,600          115,000            4,600          115,000
Series M                  8.750%           2,250           56,250            2,250           56,250
Series Q                  8.600%           6,900          172,500            6,900          172,500
Series R                  8.000%          20,400          510,000           20,400          510,000
Series S                  7.875%           5,750          143,750            5,750          143,750
Series T                  7.625%           6,000          150,000                -                -
Series U                  7.625%           6,000          150,000                -                -
                                     ------------    ------------      ------------    ------------
Total Senior Preferred Stock          11,168,500     $  1,840,150       11,156,500     $  1,540,150
                                     ============    ============      ============    ============

                                       19

              We issued the Series T preferred stock on January 18, 2002, resulting in net proceeds from the issuance of approximately $145,075,000, and the Series U preferred stock on February 19, 2002, resulting in net proceeds from the issuance of approximately $145,075,000.

              The Series A through Series U preferred stock (collectively the "Senior Preferred Stock") have general preference rights with respect to liquidation and quarterly distributions. Holders of the preferred stock, except under certain conditions and as noted above, will not be entitled to vote on most matters. In the event of a cumulative arrearage equal to six quarterly dividends or failure to maintain a Debt Ratio (as defined) of 50% or less, holders of all outstanding series of preferred stock (voting as a single class without regard to series) will have the right to elect two additional members to serve on the Company's Board of Directors until events of default have been cured. At June 30, 2002, there were no dividends in arrears and the Debt Ratio was 2.1%.

              Except under certain conditions relating to the Company's qualification as a REIT, the Senior Preferred Stock is not redeemable prior to the following dates: Series A - September 30, 2002, Series B - June 30, 2003, Series C - June 30, 1999, Series D - September 30, 2004, Series E - January 31, 2005, Series F - April 30, 2005, Series J - August 31, 2002, Series K - January 19, 2004, Series L - March 10, 2004, Series M - August 17, 2004, Series Q - January 19, 2006, Series R - September 28, 2006, Series S - October 31, 2006, Series T - January 18, 2007 and Series U - February 19, 2007. On or after the respective dates, each of the series of Senior Preferred Stock will be redeemable at the option of the Company, in whole or in part, at $25 per share (or depositary share in the case of the Series J through Series U), plus accrued and unpaid dividends.

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

     Equity Stock, Series A
     ----------------------

              At June 30, 2002, we had 8,776,102 depositary shares outstanding, each representing 1/1,000 of a share of Equity Stock, Series A ("Equity Stock A"). The Equity Stock A ranks on a parity with common stock and junior to the Senior Preferred Stock with respect to general preference rights and has a liquidation amount which cannot exceed $24.50 per share. Distributions with respect to each depositary share shall be the lesser of:
     a) five times the per share dividend on the Common Stock or b) $2.45 per annum. Except in order to preserve the Company's federal income tax status as a REIT, we may not redeem the depositary shares before June 30, 2010. On or after June 30, 2010, we may, at our option, redeem the depositary shares at $24.50 per depositary share. If the Company fails to preserve its federal income tax status as a REIT, the depositary shares will be convertible into .956 shares of common stock. The depositary shares are otherwise not convertible into common stock. Holders of depositary shares vote as a single class with our holders of common stock on shareholder matters, but the depositary shares have the equivalent of one-tenth of a vote per depositary share. We have no obligation to pay distributions on the depositary shares if no distributions are paid to common shareholders.

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

     Common Stock
     ------------

              As previously announced, the Company's Board of Directors authorized the repurchase from time to time of up to 25,000,000 shares of the Company's common stock on the open market or in privately negotiated transactions. From the initial authorization through June 30, 2002, the Company has repurchased a total of 21,497,020 shares of common stock at an aggregate cost of approximately $535.9 million.

              During April 2001, we entered into an arrangement with a financial institution whereby we sold to the institution the right to require us to purchase from the institution on certain dates up to 1,000,000 shares of our common stock at a price of $26.26. In exchange, the financial institution paid us $910,000, the amount of which has been reflected as an increase to our paid-in capital. The Put Option expired in 2001 without being exercised.

     Class B Common Stock
     --------------------

              The Class B Common Stock participates in distributions at the rate of 97% of the per share distributions on the Common Stock, provided that cumulative distributions of at least $0.22 per quarter per share have been paid on the Common Stock. The Class B Common Stock will not participate in liquidating distributions, not be entitled to vote (except as expressly required by California law) and automatically converts into Common Stock, on a share for share basis, upon the later to occur of FFO per common share aggregating $3.00 during any period of four consecutive calendar quarters or January 1, 2003. The financial condition of attaining FFO per common share was met on March 31, 2002, accordingly, on January 1, 2003, the Class B Common Stock will automatically convert into Common Stock on a share for share basis.

     Dividends
     ---------

              The following summarizes dividends during the six months ended June 30, 2002:

                                            Distributions Per
                                            Share or Depositary       Total
                                                  Share           Distributions
                                            -------------------  --------------
Preferred Stock:
Series A..............................             $1.250         $ 2,280,000
Series B..............................             $1.150           2,744,000
Series C..............................             $0.844           1,012,000
Series D..............................             $1.188           1,426,000
Series E..............................             $1.250           2,744,000
Series F..............................             $1.219           2,802,000
Series J..............................             $1.000           6,000,000
Series K..............................             $1.031           4,744,000
Series L .............................             $1.031           4,744,000
Series M..............................             $1.094           2,460,000
Series Q..............................             $1.075           7,418,000
Series R..............................             $1.000          20,400,000
Series S..............................             $0.984           5,660,000
Series T..............................             $0.868           5,211,000
Series U..............................             $0.688           4,131,000
                                                                 --------------
                                                                   73,776,000
Common Stock:
Equity Stock, Series A................             $1.225          10,751,000
Common................................             $0.900         104,012,000
Class B Common .......................             $0.873           6,111,000
                                                                 --------------
   Total dividends....................                           $194,650,000
                                                                 ==============

              The dividend rate on the Series T and the Series U preferred stock was prorated from January 18, 2002 and February 19, 2002, the respective dates of issuance, through June 30, 2002. The dividend rate on the Series C Preferred Stock for the second quarter of 2002 was equal to 6.75% per annum. The dividend rate per annum will be adjusted quarterly and will be equal to the highest of one of three U.S. Treasury indices (Treasury Bill Rate, Ten Year Constant Maturity Rate, or Thirty Year Constant Maturity
     Rate) multiplied by 110%. However, the dividend rate for any dividend period will neither be less than 6.75% per annum nor greater than 10.75%. The dividend rate for the quarter ending September 30, 2002 will be equal to 6.75% per annum.

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

              The following table reconciles the performance of each segment, in terms of segment revenues, of our consolidated revenues.

                                                      Three months ended                     Six months ended
                                                           June 30,                              June 30,
                                                    -----------------------              ------------------------
                                                       2002        2001        Change       2002         2001       Change
                                                    ----------- -----------  -----------  ----------- ----------- -----------
                                                                          (Dollar amounts in thousands)
RECONCILIATION OF REVENUES BY SEGMENT:
Self-storage property rentals.....................   $ 188,687  $  179,086   $   9,601    $ 377,594   $ 350,915   $  26,679
Containerized storage.............................      12,758      12,183         575       24,457      22,256       2,201
Tenant re-insurance...............................       5,156           -       5,156        9,731           -       9,731
Commercial property rentals.......................       3,181       3,215         (34)       6,252       6,272         (20)
Other items not allocated to segments:
  Interest and other income.......................       2,759       3,130        (371)       4,467       6,738      (2,271)
                                                    ----------- -----------  -----------  ----------- ----------- -----------
      Total revenues.............................   $ 212,541   $  197,614   $  14,927    $ 422,501   $ 386,181   $  36,320
                                                    =========== ===========  ===========  =========== =========== ===========

              The following table reconciles the performance of each segment, in terms of segment income, of our consolidated net income. It further provides detail of the segment components of the income statement item, "Equity in earnings of real estate entities."

                                                      Three months ended                     Six months ended
                                                           June 30,                              June 30,
                                                    -----------------------              ------------------------
                                                       2002        2001        Change        2002        2001       Change
                                                    ----------- -----------  -----------  ----------- ----------- -----------
                                                                          (Dollar amounts in thousands)

RECONCILIATION OF NET INCOME BY SEGMENT:
Self-storage
------------
  Self-storage property net operating income......   $ 128,782  $  124,487   $   4,295    $ 259,094   $ 239,842   $  19,252
  Depreciation and amortization - self-storage....     (43,300)    (38,923)     (4,377)     (84,668)    (76,309)     (8,359)
  Equity in earnings - self-storage property
     operations...................................       1,806       5,691      (3,885)       3,900      10,848      (6,948)
  Equity in earnings - depreciation (self-storage)        (279)     (1,827)      1,548         (549)     (3,379)      2,830
                                                    ----------- -----------  -----------  ----------- ----------- -----------
      Total self-storage segment net income.......      87,009      89,428      (2,419)     177,777     171,002       6,775
                                                    ----------- -----------  -----------  ----------- ----------- -----------

Containerized storage
---------------------
  Containerized storage operations................       1,515       1,128         387        3,896       1,728       2,168
  Containerized storage depreciation..............      (2,051)     (1,739)       (312)      (3,952)     (3,266)       (686)
                                                    ----------- -----------  -----------  ----------- ----------- -----------
      Total containerized storage segment net
        income....................................        (536)       (611)         75          (56)     (1,538)      1,482
                                                    ----------- -----------  -----------  ----------- ----------- -----------
Tenant re-insurance...............................       2,633           -       2,633        4,915           -       4,915
-------------------                                 ----------- -----------  -----------  ----------- ----------- -----------

Commercial  properties
----------------------
  Commercial property net operating income........       2,051       2,333        (282)       4,008       4,440        (432)
  Depreciation and amortization - commercial
     properties...................................        (701)       (661)        (40)      (1,429)     (1,370)        (59)
  Equity in earnings - commercial property
     operations...................................      16,135      12,392       3,743       31,558      24,038       7,520
  Equity in earnings - depreciation (commercial
     property operations).........................      (6,246)     (4,112)     (2,134)     (12,347)     (7,835)     (4,512)
                                                    ----------- -----------  -----------  ----------- ----------- -----------
      Total commercial property segment net income      11,239       9,952       1,287       21,790      19,273       2,517
                                                    ----------- -----------  -----------  ----------- ----------- -----------

Other items not allocated to segments
-------------------------------------
  Equity in earnings - general and administrative
     and other....................................      (4,416)     (2,330)     (2,086)      (8,547)     (4,586)     (3,961)
  Interest and other income.......................       2,759       3,130        (371)       4,467       6,738      (2,271)
  General and administrative......................      (4,305)     (5,000)        695       (8,305)    (10,584)      2,279
  Interest expense................................      (1,213)     (1,124)        (89)      (2,315)     (2,095)       (220)
  Gain (loss) on sale of real estate investments,
     including the Company's share of
     PSB's gain on sale...........................      (1,839)          -      (1,839)         402       1,568      (1,166)
  Minority interest in income.....................     (10,613)    (11,672)      1,059      (21,955)    (23,370)      1,415
                                                    ----------- -----------  -----------  ----------- ----------- -----------
      Total other items not allocated to segments.     (19,627)    (16,996)     (2,631)     (36,253)    (32,329)     (3,924)
                                                    ----------- -----------  -----------  ----------- ----------- -----------
      Total net income ..........................    $  80,718  $   81,773   $  (1,055)   $ 168,173   $ 156,408   $  11,765
                                                    =========== ===========  ===========  =========== =========== ===========

10.    Stock Options
       -------------

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

                In October 1995, the Financial Accounting Standards Board issued Statement No. 123 "Accounting for Stock-Based Compensation" ("FAS 123") which encourages, but does not require, companies to recognize compensation expense for stock-based awards based on their fair value at date of grant, which is then amortized as compensation expense over the vesting period (the "Fair Value Method").

                Companies could also elect the method prescribed by APB Opinion No. 25 (APB 25). APB Opinion No. 25 generally does not require the recognition of stock option expense when stock options are granted to employees at an exercise price equal to the market price at the date of grant (the "APB 25 Method"). Companies that elected the APB 25 Method must make pro-forma disclosures of what net income and earnings per share would have been had the Fair Value Method been used.

                Until December 31, 2001, we elected to adopt the disclosure requirements of FAS 123 but continued to account for stock-based compensation under APB 25. As of January 1, 2002, we have adopted the Fair Value Method of accounting for stock options. As required by the transition requirements of FAS 123, we will recognize compensation expense in our income statement using the Fair Value Method only with respect to stock options issued after January 1, 2002, but continue to disclose the pro-forma impact of utilizing the Fair Value Method on stock options issued prior to January 1, 2002.

                Included in the Company's income statement for the six months ended June 30, 2002 is approximately $58,000 in stock option compensation expense related to options granted after January 1, 2002. With respect to stock options granted prior to December 31, 2001, the Company would have reported net income of approximately $166,134,000 and $154,401,000 for the six months ended June 30, 2002 and 2001, respectively, and reported diluted earnings per share of $0.66 and $0.71, respectively, had we utilized the Fair Value Method for options granted prior to December 31, 2001.

11.    Legal Matters
       -------------

                HENRIQUEZ V. PUBLIC STORAGE, INC. (FILED JUNE 2002). The plaintiff in this case is suing the Company on behalf of a purported class of renters who rented self-storage units from the Company. Plaintiff alleges that the Company misrepresents the size of its units and seeks damages and injunctive and declaratory relief under California statutory and common law relating to consumer protection, unfair competition, fraud and deceit and negligent misrepresentation. The Company does not currently believe that the outcome of this litigation will have any material adverse effect. However, the Company cannot presently determine the potential total damages, if any, or the ultimate outcome of the litigation. The Company intends to vigorously contest the claims in this case.

Item 2.  Management's Discussion and Analysis of Financial Condition and
         ---------------------------------------------------------------
         Results of Operations
         ---------------------

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

         CRITICAL ACCOUNTING POLICIES

         QUALIFICATION AS A REIT -INCOME TAX EXPENSE: We believe that we have been organized and operated, and we intend to continue to operate, as a qualifying REIT under the Internal Revenue Code and applicable state laws. A qualifying REIT generally does not pay corporate level income taxes on its taxable income that is distributed to its shareholders, and accordingly, we do not pay or record as an expense income tax on the share of our taxable income that is distributed to shareholders.

         Given the complex nature of the REIT qualification requirements, the ongoing importance of factual determinations and the possibility of future changes in our circumstances, we cannot provide any assurance that we actually have satisfied or will satisfy the requirements for taxation as a REIT for any particular taxable year. For any taxable year that we fail or failed to qualify as a REIT and applicable relief provisions did not apply, we would be taxed at the regular corporate rates on all of our taxable income, whether or not we made or make any distributions to our shareholders. Any resulting requirement to pay corporate income tax, including any applicable penalties or interest, could have a material adverse impact on our financial condition or results of operations. Unless entitled to relief under specific statutory provisions, we also would be disqualified from taxation as a REIT for the four taxable years following the year during which qualification was lost. There can be no assurance that we would be entitled to any statutory relief.

         IMPAIRMENT OF LONG LIVED ASSETS: Substantially all of the Company's assets consist of long-lived assets, including real estate, the assets associated with the containerized storage business, goodwill, and other intangible assets. We quarterly evaluate our long-lived assets for impairment. The Company has determined at December 31, 2001 that no such impairments existed and, accordingly, no impairment charges have been recorded. No further indicators of impairment have been detected since December 31, 2001. Future events could cause us to conclude that our long-lived assets are impaired. Any resulting impairment loss could have a material adverse impact on our financial condition and results of operations.

         ESTIMATED USEFUL LIVES OF LONG-LIVED ASSETS: Substantially all of the Company's assets consist of depreciable, long-lived assets. We record depreciation expense with respect to these assets based upon their estimated useful lives. Any change in the estimated useful lives of those assets, caused by functional or economic obsolescense or other factors, could have a material adverse impact on our financial condition or results of operations.

Results of Operations
--------------------------------------------------------------------------------

         Net income for the three months ended June 30, 2002 was $80,718,000 compared to $81,773,000 for the same period in 2001, representing a decrease of $1,055,000 or 1.3%. The decrease in net income was primarily the result of a decrease in property operations for the stabilized facilities in which the Company had an interest, a loss on disposition of real estate investments, and increased depreciation expense resulting primarily from newly developed and acquired facilities. The impact of these items was partially offset by earnings generated by the acquisition of additional real estate investments during 2001 and 2002, the earnings generated by the acquisition of the tenant reinsurance business, and a decrease in income allocated to minority interests due to the repurchase of preferred operating partnership units during 2001.

         Net income allocable to our regular common shareholders (after allocating net income to our preferred and Equity Stock, Series A shareholders), was $37,406,000 or $0.30 per common share on a diluted basis (based on 124,824,000 weighted average diluted common equivalent shares) for the three months ended June 30, 2002 compared to $47,723,000 or $0.39 per common share on a diluted basis (based on 121,639,000 weighted average diluted common equivalent shares) for the same period in 2001, representing a decrease of 21.6% in the aggregate or 23.1% on a per share basis.

         Weighted average diluted shares increased from 121,639,000 for the three months ended June 30, 2001 to 124,824,000 for the three months ended June 30, 2002 due primarily to a share increase of approximately 1,098,000 in the dilutive impact of employee stock options outstanding computed using the treasury stock method, the issuance of approximately 1,138,733 shares on December 31, 2001 in connection with the acquisition of the tenant reinsurance business and the issuance of 533,796 shares in April 2002 in connection with the acquisition of partnership interests.

         During the three months ended June 30, 2002 and 2001, we allocated $37,936,000 and $28,736,000 of our net income (based on distributions paid), respectively, to our preferred shareholders, representing an increase of 32.0%. This increase is due to additional issuances of preferred stock in both the first quarter of 2002 and throughout 2001, offset partially by the retirement of several series of our higher coupon preferred stock in 2001. In addition, during the three months ended June 30, 2002 and 2001, we allocated $5,376,000 and $5,314,000 of our net income, respectively, to our Equity Stock, Series A shareholders, representing an increase of 1.2%.

         Net income for the six months ended June 30, 2002 was $168,173,000 compared to $156,408,000 for the same period in 2001, representing an increase of $11,765,000 or 7.5%. The increase in net income was primarily the result of the earnings generated by the acquisition of additional real estate investments during 2001 and 2002, the earnings generated by the acquisition of the tenant reinsurance business in 2001, reduced general and administrative expense, and a decrease in income allocated to minority interests due to the repurchase of preferred operating partnership units during 2001. The impact of these items was partially offset a decrease in property operations for the stabilized facilities in which the Company had an interest and increased depreciation expense resulting primarily from new property additions.

         Net income allocable to our regular common shareholders (after allocating net income to our preferred and Equity Stock, Series A shareholders), was $83,646,000 or $0.67 per common share on a diluted basis (based on 124,417,000 weighted average diluted common equivalent shares) for the six months ended June 30, 2002 compared to $90,870,000 or $0.73 per common share on a diluted basis (based on 125,130,000 weighted average diluted common equivalent shares) for the same period in 2001, representing a decrease of 7.9% in the aggregate or 8.2% on a per share basis.

         Weighted average diluted shares outstanding decreased from 125,130,000 for the six months ended June 30, 2001 to 124,417,000 for the six months ended June 30, 2002, which includes the impact of share repurchases offset partially by an increase in the dilutive impact of stock options outstanding, the issuance of approximately 1,138,733 shares on December 31, 2001 in connection with the acquisition of the tenant reinsurance business and the issuance of 533,796 shares in April 2002 in connection with the acquisition of partnership interests.

         During the six months ended June 30, 2002 and 2001, we allocated $73,776,000 and $56,772,000 of our net income (based on distributions paid), respectively, to our preferred shareholders, representing an increase of 30.0%. This increase is due to additional issuances of preferred stock in both the first quarter of 2002 and throughout 2001, offset partially by the retirement of several series of our higher coupon preferred stock in 2001. In addition, during the six months ended June 30, 2002 and 2001, we allocated $10,751,000 and $8,766,000 of our net income, respectively, to our Equity Stock, Series A shareholders, representing an increase of 22.6%. This increase is due to additional issuance of Equity Stock, Series A in 2001.

Real Estate Operations
--------------------------------------------------------------------------------

         SELF - STORAGE OPERATIONS: Our self-storage operations are by far the largest component of our operations, representing approximately 89% of our total revenues generated during the first six months of 2002. As a result of significant acquisitions and development of self-storage facilities, year over year comparisons as presented on the consolidated statements of income with respect to our self-storage operations are not meaningful.

         To enhance year over year comparisons, the following table summarizes, and the ensuing discussion describes, the operating results of (i) 1,154 self-storage facilities that are reflected in the financial statements on a stabilized basis since January 1, 2000 (the "Consistent Group"), (ii) 107 facilities that were acquired after January 1, 2000 and were owned at June 30, 2002 (the "Acquired Facilities"), (iii) 38 facilities that were owned prior to January 1, 2000 but were not stabilized (the "Expansion Facilities"), (iv) 62 development facilities that were opened after January 1, 1998 (the "Developed Facilities") and (v) a facility that was disposed of since January 1, 2001 (the "Disposed Facility"):

Self - storage operations summary:                      Three months ended June 30,              Six months ended June 30,
----------------------------------                   ------------------------------------   ------------------------------------
                                                                              Percentage                              Percentage
                                                        2002          200       Change         2002          2001       Change
                                                     -----------   ---------- -----------   -----------   ---------- -----------
                                                                            (Dollar amounts in thousands)
Rental income (a):
   Consistent Group (b)................              $  160,302    $ 166,941     (4.0)%     $ 322,815      $ 327,449       (1.4)%
   Acquired Facilities (c).............                  18,231        4,685    289.1%         34,880           9,215     278.5%
   Expansion Facilities (d)............                   4,498        4,107      9.5%          9,076           8,582       5.8%
   Developed Facilities (e)............                   5,656        3,176     78.1%         10,823           5,319     103.5%
   Disposed Facility (f)...............                       -          177   (100.0)%             -             350    (100.0)%
                                                     -----------   ---------- -----------   -----------   ---------- -----------
     Total rental income...............                 188,687      179,086      5.4%        377,594         350,915       7.6%
                                                     -----------   ---------- -----------   -----------   ---------- -----------

Cost of operations:
   Consistent Group....................                  49,740       47,607      4.5%         98,765          97,619       1.2%
   Acquired Facilities.................                   5,572        1,002    456.1%         10,493           3,094     239.1%
   Expansion Facilities................                   1,653        2,784    (40.6)%         3,317           4,839     (31.5)%
   Developed Facilities................                   2,940        3,116     (5.6)%         5,925           5,341      10.9%
   Disposed Facility...................                       -           90   (100.0)%             -             180    (100.0)%
                                                     -----------   ---------- -----------   -----------   ---------- -----------
   Total cost of operations............                  59,905       54,599      9.7%        118,500         111,073       6.7%
                                                     -----------   ---------- -----------   -----------   ---------- -----------

Net operating income (before depreciation):
   Consistent Group....................                 110,562      119,334     (7.4)%       224,050         229,830      (2.5)%
   Acquired Facilities.................                  12,659        3,683    243.7%         24,387           6,121     298.4%
   Expansion Facilities................                   2,845        1,323    115.0%          5,759           3,743      53.9%
   Developed Facilities................                   2,716           60     NA             4,898             (22)     NA
   Disposed Facility...................                       -           87   (100.0)%             -             170    (100.0)%
                                                     -----------   ---------- -----------   -----------   ---------- -----------
   Total net operating income..........                 128,782      124,487      3.5%        259,094         239,842       8.0%

 Depreciation..........................                  43,300       38,923     11.2%         84,668          76,309      11.0%
                                                     -----------   ---------- -----------   -----------   ---------- -----------
   Operating Income....................               $  85,482    $  85,564     (0.1)%     $ 174,426      $ 163,533        6.7%
                                                     ===========   ========== ===========   ===========   ========== ===========

Number of self-storage facilities (at end of
period):...............................                   1,361        1,262      7.8%          1,361          1,262       7.8%
Net rentable square feet (at end of period - in
thousands):............................
                                                         82,597       76,365      8.2%         82,597         76,365       8.2%

                                       29

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

(c) The Acquired Facilities includes 107 facilities with 6,305,000 net rentable square feet that were acquired through business combinations or from third parties after January 1, 2000 and still owned as of June 30, 2002. Substantially all of these facilities were mature, stabilized facilities at the time of their acquisition.

(d) The Expansion Facilities includes 38 facilities with 4,425,000 net rentable square feet that, while owned for the periods presented, had operating results that were not comparable due to expansions in their net rentable square feet or their conversion into Combination Facilities. Such construction activities can cause a drop in revenue levels, as existing capacity is made unavailable in order to accommodate construction activities. We completed construction on projects with a total cost of $16,009,000 in the first six months of 2002, $84,948,000 in the year ended December 31, 2001, and $12,206,000 in the year ended December 31, 2000 with respect to these expansions

(e) The Developed Facilities includes 62 facilities with 4,741,000 net rentable square feet that were developed and opened since January 1, 1998 at a total cost of $394.8 million. These facilities were all still owned as of June 30, 2002.

(f) The Disposed Facility includes a facility that was disposed of during 2001, after being condemned by a government agency.

SELF - STORAGE OPERATIONS - CONSISTENT GROUP OF FACILITIES

         At June 30, 2002, we owned 1,154 facilities with approximately 67,126,000 net rentable square feet that operated at a stabilized level of operations since January 1, 2000.

         We have increased the number of facilities included in the Consistent Group of Facilities from 909 at December 31, 2001 to 1,154 facilities. As a result of the change in the Consistent Group of Facilities, the relative weighting of markets has changed. Accordingly, comparisons should not be made between information presented prior to 2002 for the Consistent Group of Facilities of 909 facilities and this current pool of 1,154 facilities in order to identify trends in occupancies, realized rents per square foot, or operating results.

         Revenues and expenses with respect to the Consistent Group properties are set forth in the above Self-Storage Operations table. The following table sets forth additional operating data with respect to the Consistent Group of facilities:

SELECTED OPERATING DATA FOR THE
CONSISTENT GROUP OF FACILITIES (1,154
FACILITIES):                                  Three months ended June 30,         Six months ended June 30,
------------                                 -------------------------------    -------------------------------
                                                                 Percentage                         Percentage
                                               2002       2001     Change         2002       2001     Change
                                             --------   -------- ----------     --------   -------- ----------
                                                (Dollar amounts in thousands, except rents per square foot)
Weighted average:
   Occupancy (a).........................      86.3%      90.0%      (3.7)%       84.9%     89.0%       (4.1)%
   Realized annual rent per square foot      $ 11.07    $ 11.05       0.2%      $ 11.32   $ 10.96        3.3%
(b)......................................

Late charges and administrative fees.....    $ 5,161    $ 5,774     (10.6)%     $10,222   $ 11,572     (11.7)%
Promotional Discounts....................    $ 5,226    $ 1,835     184.8%      $ 6,225   $  4,468      39.3%

Gross margin.............................      69.0%      71.5%      (2.5)%       69.4%     70.2%       (0.8)%


(a) Occupancies in the above table represent weighted average occupancy levels over the entire three and six month periods. Comparisons should not be made between the occupancies of this Consistent Group of Facilities of 1,154 facilities and the occupancies for the 909 Consistent Group of Facilities presented previously in order to evaluate trends in occupancies.

(b) Realized annual rent per square foot is computed by dividing annualized rental income, including late charges and administrative fees, by the weighted average occupied square footage for the period.

         The Consistent Group's net operating income decreased 7.4% in the quarter ended June 30, 2002 as compared to the same period in 2001. The decrease was due to a decrease of 4.0% in rental income combined with an increase of 4.5% in cost of operations. The 4.0% decrease in rental income for the second quarter is attributable to a 3.7% decrease in the weighted average occupancy level offset partially by a 0.2% increase in realized annual rent per square foot.

         During each of 1999 and 2000, the Consistent Group of facilities' occupancy levels averaged approximately 92% and 91%, respectively. These relatively high occupancy levels were attained and sustained through a variety of promotional activities offering new tenants move-in discounts aggregating approximately $18 million per year. During 2001, the Company changed its marketing strategy to aggressively increase rental rates and reduce the amount of discounts offered at the risk of lower occupancy levels. As a result of this strategy, rental income for 2001 was approximately 6.9% higher than the prior year. However, this improvement in rental income came at the expense of declining occupancy levels in 2001. During the first nine months of 2001, average occupancy levels were approximately 1.9% below those of 2000 for the same period, which we believed to be a manageable reduction. However, during the fourth quarter of 2001 and through February 2002 there was a rapid decline in occupancy levels which caused the year-over-year reduction to increase to 4.7% as of the end of February 2002. This reduction in occupancy level coincided with a reduction in call volume to our national telephone reservation center. We believe that these reductions were attributable to the absence of any significant discounts offered to tenants, as well as to general economic conditions.

         In the second half of March 2002, we reduced rental rates charged to new incoming tenants and began a national television campaign. The national television campaign, which offered a significant promotional discount, was run from the second half of March 2002 through the first half of May 2002, resulting in increased move-in activity during April and May 2002 compared to the prior year. However, in the absence of significant promotional discounts from mid-May through the end of July 2002, rental activity during June and July decreased and the occupancy level at July 31, 2002 for the Consistent Group of facilities was approximately 5.5% less than at July 31, 2001.

         During the third quarter of 2002, we have reinstated a discount program and we are advertising on television in selected markets in an effort to enhance move-in activity and improve occupancy levels. The up front cost of these marketing activities are expected to adversely impact the Company's net operating income during the third quarter of 2002. No assurance can be provided as to the impact of these efforts on our realized rents, occupancy levels, or net income of the Company.

         Cost of operations includes all direct and indirect costs of operating, marketing and managing the facilities. The following table summarizes major operating expenses with respect to the Consistent Group (dollar amounts in thousands):

                                            Three months ended June 30,                Six months ended June 30,
                                        ------------------------------------      ---------------------------------------
                                                                  Percentage                                   Percentage
                                           2002          2001       Change          2002            2001         Change
                                        ----------     ---------- ----------      ----------     ----------    ----------
Property payroll expense..........      $  14,385      $ 13,180        9.1%       $   28,639      $  27,021        6.0%
Property taxes....................         13,880        13,350        4.0%           29,307         28,223        3.8%
Repairs and maintenance...........          3,501         3,943      (11.2)%           6,224          7,412      (16.0)%
Advertising and promotion.........          4,088         3,956        3.3%            6,715          6,554        2.5%
Telephone reservation center costs          2,343         2,395       (2.2)%           4,410          5,143      (14.3)%
Management, office, insurance,
utilities, and other expenses ....         11,543        10,783        7.0%           23,470         23,266        0.9%
                                        ----------     ---------- ----------      ----------     ----------    ----------
  Total cost of operations .......      $  49,740      $ 47,607        4.5%       $   98,765      $  97,619        1.2%
                                        ==========     ========== ==========      ==========     ==========    ==========

         Increases in property payroll expense for the three and six months ended June 30, 2002 as compared to the same periods in 2001 are due primarily to increased compensation to property managers and supervisory personnel. Included in advertising and promotion is $1,383,000 and $904,000 in television advertising for the three months ended June 30, 2002 and 2001, respectively; and $1,930,000 and $904,000 in television advertising for the six months ended June 30, 2002 and 2001, respectively.

SELF-STORAGE OPERATIONS - ACQUIRED FACILITIES

         As of June 30, 2002, we had 107 facilities with 6,305,000 net rentable square feet that we acquired in 2000, 2001 and the first half of 2002 in connection with third-party acquisitions and business combinations. The operations of these facilities are included in the above table under the caption "Acquired Facilities."

         In August 2001, we acquired one operating self-storage facility for an aggregate cost of $3,503,000. Included in the table above, is rental income and cost of operations of $105,000 and $35,000, respectively, for the three months ended June 30, 2002 and $200,000 and $74,000, respectively, for the six months ended June 30, 2002, with respect to this facility.

         During 2002, we acquired 47 self-storage facilities in connection with the acquisition of the Development Joint Venture (described in Note 3 to the Company's financial statements). Included in the table above, is rental income and cost of operations of $8,588,000 and $2,874,000, respectively, for the three months ended June 30, 2002 and $15,344,000 and $5,016,000, respectively, for the six months ended June 30, 2002, with respect to these facilities, representing the operating results of these properties from January 16, 2002 through June 30, 2002.

         Effective January 1, 2002, we began consolidating the accounts of two partnerships (described in Note 3 to the Company's financial statements) owning 31 self-storage facilities. Included in the table above, is rental income and cost of operations of $4,514,000 and $1,000,000, respectively, for the three months ended June 30, 2002 and $9,395,000 and $2,178,000, respectively, for the six months ended June 30, 2002, with respect to these facilities.

         During the first half of 2002, we acquired three additional self-storage facilities, in separate transactions, for an aggregate cost of $7,936,000. Included in the table above, is rental income and cost of operations of $176,000 and $78,000, respectively, for the three months ended June 30, 2002 and $282,000 and $135,000, respectively, for the six months ended June 30, 2002, with respect to these facilities.

         Rental income and cost of operations for the Acquired Facilities increased significantly in the first half of 2002 as compared to the same period in 2001 due to the aforementioned acquisitions of facilities.

SELF-STORAGE OPERATIONS - EXPANSION FACILITIES

         Throughout the three-year period ended December 31, 2001, the Company has expanded certain real estate facilities that it previously owned or converted them to facilities that combine self-storage and containerized storage at the same location ("Combination Facilities"). Such construction activities can cause a drop in revenue levels, as existing capacity is made unavailable in order to accommodate construction activities. Primarily as a result of these expansion activities, 38 of these facilities with 4,425,000 net rentable square feet at June 30, 2002 (which includes the expanded space that has been completed) had results that were not comparable. The operating results for these facilities are presented in the Self-Storage Operations table above under the caption, "Expansion Facilities." We completed construction on projects with a total cost of $16,009,000 in the first half of 2002, $84,948,000 in the year ended December 31, 2001, and $12,206,000 in the year ended December 31, 2000 with respect to these expansions.

SELF-STORAGE OPERATIONS - DEVELOPED FACILITIES

         Since January 1, 1998, we have opened 62 newly developed self-storage facilities with 4,741,000 net rentable square feet and a total cost of approximately $394.8 million. These facilities' operating results are reflected in the Self-storage Operations table under the caption, "Developed Facilities."

         Unlike many other forms of real estate, we are unable to pre-lease our newly developed facilities due to the nature of our tenants. Accordingly, at the time a newly developed facility first opens for operation the facility is entirely vacant generating no rental income. It has generally taken approximately 24 months for a newly developed facility to fill up and reach a targeted occupancy level of approximately 90% (the "Stabilization Period"). However, we believe that for the same reasons that our consistent group of facilities' occupancies have declined in the first six months of 2002 relative to the prior year, the rate of fill-up of our newly developed facilities has likewise declined. At June 30, 2002, the Developed Facilities had an average occupancy level of approximately 56%.

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

         We estimate that our net income has been negatively impacted as a result of our development activities by approximately $13,593,000 and $12,221,000 for the six months ended June 30, 2002 and 2001 and $7,415,000 and $5,487,000 for the three months ended June 30, 2002 and 2001, primarily representing the difference between the revenues of the Developed Facilities and the related costs denoted above. These amounts include depreciation expense of approximately $3,585,000 and $2,683,000 for the six months ended June 30, 2002 and 2001, respectively and $1,971,000 and $1,167,000 for the three months ended June 30, 2002 and 2001, respectively.

         We continue to develop facilities, despite the short-term earnings dilution experienced during the Stabilization Period and recent occupancy declines in 2002 relative to 2001, because we believe that the ultimate returns on developed facilities are favorable. In addition, we believe that it is advantageous for us to continue to expand our asset base and benefit from the resultant increased critical mass, with facilities that will improve our portfolio's overall average construction and location quality.

         We expect that over at least the next 24 months, the Developed Facilities will continue to have a negative impact to our earnings. Furthermore, the 37 facilities in our development pipeline described in "Liquidity and Capital Resources - Acquisition and Development of Facilities" that will be opened for operation over the next 12 - 24 months will also negatively impact our earnings until they reach a stabilized occupancy level.

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

COMMERCIAL PROPERTY OPERATIONS              Three months ended June 30,             Six months ended June 30,
------------------------------           ---------------------------------      ---------------------------------
                                                                Percentage                             Percentage
                                           2002         2001      Change          2002         2001      Change
                                         ---------    --------  ----------      ---------    --------  ----------
                                                                 (Amounts in thousands)
Rental income....................        $  3,181     $  3,215      (1.1)%      $  6,252      $ 6,272     (0.3)%
Cost of operations...............           1,130          882      28.1%          2,244        1,832     22.5%
Net operating income prior to
  depreciation...................           2,051        2,333     (12.1)%         4,008        4,440     (9.7)%
Depreciation.....................           (701)         (661)      6.1%         (1,429)      (1,370)     4.3%
                                         ---------    --------  ----------      ---------    --------  ----------
Net income.......................        $  1,350     $  1,672     (19.3)%      $  2,579      $ 3,070    (16.0)%
                                         =========    ========  ==========      =========    ========  ==========

         CONTAINERIZED STORAGE FACILITIES OPERATIONS: At June 30, 2002, Public Storage Pickup and Delivery ("PSPUD") operated 51 facilities. PSPUD incurred operating losses of $536,000 and $56,000 in the three and six months ended June 30, 2002, respectively, as compared to operating losses of $611,000 and $1,538,000 in the same period in 2001, summarized as follows:

CONTAINERIZED STORAGE FACILITIES          Three months ended June 30,             Six months ended June 30,
--------------------------------         ---------------------------------      ---------------------------------
                                           2002         2001      Change          2002         2001      Change
                                         ---------    --------  ----------      ---------    --------  ----------
                                                                 (Amounts in thousands)
Rental and other income                  $ 12,758     $ 12,183    $   575       $ 24,457      $22,256   $  2,201
Cost of Operations:
  Direct operating costs.........          10,279        9,460        819         18,520        17,141     1,379
  Facility lease expense.........             964        1,595       (631)         2,041         3,387     1,346
                                         ---------    --------  ----------      ---------    --------  ----------
     Total cost of operations....          11,243       11,055        188         20,561        20,528        33
Operating income prior to
  depreciation...................           1,515        1,128        387          3,896         1,728     2,168
Depreciation (a).................         (2,051)      (1,739)       (312)       (3,952)       (3,266)      (686)
                                         ---------    --------  ----------      ---------    --------  ----------
Operating income (loss)..........        $  (536)     $  (611)    $    75       $   (56)      $(1,538)  $  1,482
                                         =========    ========  ==========      =========    ========  ==========

 (a) Depreciation for the three and six months ended June 30, 2002 includes $437,000 and $725,000, respectively, as compared to $189,000 and $377,000 for the same periods in 2001, with respect to real estate assets.

         For the three months ended June 30, 2002 PSPUD's operating loss decreased to $536,000 from $611,000 for the same period in 2001. For the six months ended June 30, 2002, PSPUD's operating loss decreased to $56,000 from $1,538,000 for the same period in 2001. These improvements primarily include lower facility lease expense and higher rental and other income as denoted in the table above, offset by $1,020,000 in direct operating expenses relating to container obsolescence for the three months ended June 30, 2002.

         The decrease in facility lease expense for the three and six months ended June 30, 2002 as compared to the same periods in 2001 is attributable to our development of facilities that combine self-storage and containerized storage space in the same location ("Combination Facilities"), with certain leased facilities being replaced by wholly-owned facilities. As a result of the opening of these newly developed combination facilities throughout 2001 and 2002, the number of leased facilities decreased from 25 at December 31, 2000 to 15 at June 30, 2002.

         No assurance can be made regarding PSPUD's level of gross rentals, level of move-outs, or ongoing profitability.

         TENANT REINSURANCE OPERATIONS: As previously announced, on December 31, 2001, the Company acquired PS Insurance Company, Ltd. ("PS Insurance"). Effective January 1, 2002, the operations of PS Insurance are included in the income statement under "Revenues - tenant reinsurance" and "Cost of operations - tenant reinsurance." The tenant reinsurance business earned $5,156,000 and $9,731,000 in revenues for the three and six months ended June 30, 2002, respectively, and incurred $2,523,000 and 4,816,000 in expenses, respectively, for a net operating profit of $2,633,000 and $4,915,000, respectively.

         EQUITY IN EARNINGS OF REAL ESTATE ENTITIES: In addition to our ownership of equity interests in PSB, we had general and limited partnership interests in eight limited partnerships at June 30, 2002. PSB and the limited partnerships are collectively referred to as the "Unconsolidated Entities." Due to our limited ownership interest and control of these entities, we do not consolidate the accounts of these entities for financial reporting purposes, and account for such investments using the equity method.

        Equity in earnings of real estate entities consists of our pro rata share of the Unconsolidated Entities net income based upon our ownership interest for the period. Similar to the Company, the Unconsolidated Entities (other than PSB) generate substantially all of their income from their ownership of self-storage facilities, which we manage. PSB is an equity real estate investment trust specializing in the ownership, management, acquisition, development and redevelopment of business parks containing principally office "flex" space. In the aggregate, at June 30, 2002 the Unconsolidated Entities own a total of 36 storage facilities and PSB has interest 14.8 million net rentable square feet of commercial space located in nine states. See Note 5 to the Company's June 30, 2002 financial statements for further discussion of the nature and operating results of the Unconsolidated Entities. The following table sets forth the significant components of equity in earnings of real estate entities:

HISTORICAL SUMMARY
------------------                   Three months ended                       Six months ended
                                          June 30,                                June 30,
                                   ------------------------    Dollar      -----------------------    Dollar
                                      2002         2001        Change        2002         2001        Change
                                   ----------    ----------  -----------   ----------   ----------   ----------
                                                             (Amounts in thousands)
Property operations:
  PSB........................      $  16,135     $  12,392    $   3,743    $  31,558    $  24,038    $   7,520
  Other investments held at
     June 30, 2002, primarily
     self-storage............          1,806         1,681          125        3,612        3,166          446
   Newly Consolidated
   Investments (1)...........              -         4,010       (4,010)         288        7,682       (7,394)
                                   ----------    ----------  -----------   ----------   ----------   ----------
                                      17,941        18,083         (142)      35,458       34,886          572
                                   ----------    ----------  -----------   ----------   ----------   ----------

Depreciation:
  PSB........................         (6,246)       (4,112)      (2,134)     (12,347)      (7,835)      (4,512)
  Other investments held at
     June 30, 2002, primarily
     self-storage............           (279)         (427)         148         (484)        (567)          83
   Newly Consolidated
   Investments (1)...........              -        (1,400)       1,400          (65)      (2,812)       2,747
                                   ----------    ----------  -----------   ----------   ----------   ----------
                                      (6,525)       (5,939)        (586)     (12,896)     (11,214)      (1,682)
                                   ----------    ----------  -----------   ----------   ----------   ----------

Other: (2)
  PSB (3)....................         (4,674)       (2,404)      (2,270)      (6,882)      (4,542)      (2,340)
  Other investments held at
     June 30, 2002, primarily
     self-storage............            258           172           86          576          192          384
   Newly Consolidated
   Investments (1)...........              -           (98)          98            -         (236)         236
                                   ----------    ----------  -----------   ----------   ----------   ----------
                                      (4,416)       (2,330)      (2,086)      (6,306)      (4,586)      (1,720)
                                   ----------    ----------  -----------   ----------   ----------   ----------

Total equity in earnings of
real estate entities.........      $   7,000     $   9,814   $   (2,814)   $  16,256    $  19,086    $  (2,830)
                                   ==========    ==========  ===========   ==========   ==========   ==========


(1) Amounts include equity in earnings recorded for the Development Joint Venture and two additional partnerships prior to their respective dates of consolidation (see Note 3 to the Company's June 30, 2002 Financial Statements for further discussion).

(2) "Other" reflects our share of general and administrative expense, interest expense, interest income, and other non-property, non-depreciation related operating results of these entities.

(3) Amounts for the six months ended June 30, 2002 for PSB include our pro-rata share of a gain on sale recorded by PSB in the amount of $2,241,000.

         The decrease in equity in earnings of real estate entities is due primarily to a decrease of $2,512,000 and $4,411,000 for the three and six months ended June 30, 2002, respectively, caused by the consolidation of the Development Joint Venture and two additional partnerships (as discussed in Note 3 to the Company's financial statements), partially offset by our pro-rata share of PSB's gain on sale of real estate investments totaling $2,241,000.

         On January 16, 2002, we acquired our Partner's 70% ownership interest in the Development Joint Venture. As a result, we began consolidating the operating results of the Development Joint Venture and no further equity in earnings will be recorded with respect to this entity for periods after January 16, 2002. Effective January 1, 2002 (see Note 3 to the Company's financial statements), we began consolidating the operating results of two other partnerships and no longer record equity in these entity's earnings with respect to our investments in these partnerships. Our earnings with respect to these investments is included in the table above in the line "Disposed Investments." No further equity in earnings will be recorded with respect to these partnerships for periods after their respective dates of consolidation.

Other Income and Expense Items
--------------------------------------------------------------------------------

         INTEREST AND OTHER INCOME: Interest in other income includes (i) the net operating results from our property management operations, (ii) merchandise sales and consumer truck rentals and (iii) interest income.

         Interest and other income has decreased in the three and six months ended June 30, 2002 as compared to the same period in 2001 primarily as a result of lower interest rates earned on outstanding invested cash balances.

         This decrease also includes a reduction in property management operations. Beginning in the first quarter of 2002, the Company began consolidating the operations of the Development Joint Venture and two other partnerships, as described in Note 3 to the Company's financial statements. As a result, property management operations with respect to the 78 self-storage properties owned by these entities will no longer be recorded after their respective dates of consolidation. At June 30, 2002, the Company manages 31 facilities for third parties and 36 facilities on behalf of the Unconsolidated Entities for a fee, and the net results of these operations are included in "Interest and Other Income."

         DEPRECIATION AND AMORTIZATION: Depreciation and amortization expense has increased $4,729,000 to $46,052,000 for the three months ended June 30, 2002 as compared to $41,323,000 for the same period in 2001. Depreciation and amortization expense has increased $9,104,000 to $90,049,000 for the six months ended June 30, 2002 as compared to $80,945,000 for the same period in 2001. These increases are principally due to the acquisition and development of additional real estate facilities during 2001 and 2002. Amortization expense with respect to intangible assets and goodwill totaled $1,651,000 and $2,328,000 for the three months ended June 30, 2002 and 2001, respectively. Amortization expense with respect to intangible assets totaled $3,302,000 and $4,656,000 for the six months ended June 30, 2002 and 2001, respectively. Included in depreciation and amortization expense for the three months ended June 30, 2002 and 2001 is $1,614,000 and $1,550,000, respectively, and $3,227,000 and
$2,889,000 for the six months ended June 30, 2002 and 2001, respectively, of depreciation of furniture, fixtures, and equipment of the containerized storage business.

         GENERAL AND ADMINISTRATIVE: General and administrative expense for the three months ended June 30, 2002 decreased to $4,305,000 as compared to $5,000,000 for the same period in 2001. General and administrative expense for the six months ended June 30, 2002 decreased to $8,305,000 as compared to $10,584,000 for the same period in 2001. General and administrative expense principally consists of state income taxes, investor relation expenses, certain overhead associated with the acquisition and development of real estate facilities, and overhead associated with the containerized storage business. The decrease in general and administrative expense is due to decreased expenses associated with lease terminations on leased containerized storage facilities which were replaced by newly-developed facilities, decreased severance costs, and decreased overhead relating to the development of self-storage facilities, offset by increases in other areas. These three areas accounted for an approximately $746,000 and $2,683,000 decrease in general and administrative costs for the three and six months ended June 30, 2002, respectively as compared to the same period last year.

         Beginning January 1, 2002, the Company expenses the fair value of stock options in accordance with Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("FAS 123"). As indicated by FAS 123, the estimated fair value of stock options issued after January 1, 2002 will be expensed over their vesting period. The total of such expense included in the Company's general and administrative expense was approximately $58,000 for the three and six months ended June 30, 2002. Based upon stock options granted between January 1, 2002 and June 30, 2002, the total expected annual expense is approximately $166,000. In addition, pro-forma disclosures of the impact of stock options issued prior to January 1, 2002 (which are not expensed on the Company's income statement per the transition provisions of FAS 123) are presented in the Company's notes to the financial statements.

         INTEREST EXPENSE: Interest expense was $1,213,000 and $1,124,000 for the three months ended June 30, 2002 and 2001, respectively, and $2,315,000 and $2,095,000 for the six months ended June 30, 2002 and 2001, respectively. Capitalized interest expense $1,426,000 and $2,109,000 for the three months ended June 30, 2002 and 2001, respectively, and $3,272,000 and $4,219,000 for the six months ended June 30, 2002 and 2001, respectively. In addition, the Company incurred $412,000 in interest on borrowing on its line of credit in the six months ended June 30, 2002 as compared to $189,000 for the same period in 2001. The increase in interest expense in 2002 compared to 2001 is principally the result of a reduction in the amount of capitalized interest and an increase in interest expense on the Company's line of credit, offset by lower interest expense on notes payable due to principal payments.

         MINORITY INTEREST IN INCOME - PREFERRED PARTNERSHIP INTERESTS: Minority interest in income - preferred partnership interests represents the income allocable to holders of our preferred partnership units. During 2000, one of our operating partnerships issued $365 million of preferred operating partnership units. For the three and six months ended June 30, 2002, the holders of these preferred units were paid in aggregate approximately $6,727,000 and $13,453,000, respectively, as compared to $8,505,000 and $17,010,000, respectively, for the same periods in 2001, in distributions and received a corresponding allocation of minority interest in earnings. The decrease in the three months ended June 30, 2002 as compared to the same period in 2001 is due to our repurchase, during the latter half of 2001, of $80 million of these preferred operating partnership units.

         MINORITY INTEREST IN INCOME - OTHER PARTNERSHIP INTERESTS: Minority interest in income - common equity represents the income allocable to equity interests in the Consolidated Entities which are not owned by the Company, other than preferred unitholders. Minority interest in income - common equity increased from $3,167,000 for the three months ended June 30, 2001 to $3,886,000 for the three months ended June 30, 2002. Minority interest in income - common equity increased from $6,360,000 for the six months ended June 30, 2001 to $8,502,000 for the six months ended June 30, 2002. These minority interests include depreciation of $2,283,000 and $4,538,000 for the three and six months ended June 30, 2002 as compared to $1,810,000 and $3,568,000 for the same periods in 2001. Income allocated to the minority interests is summarized as follows (in thousands):

                                                Minority interest in income for        Minority interest in income for
                                                the three months ended June 30,         the six months ended June 30,
                                                --------------------------------       --------------------------------
                 Description                         2002             2001                  2002             2001
--------------------------------------------    --------------     -------------       --------------     -------------
Consolidated Development Joint Venture......      $       329      $      113            $       636      $      225
Convertible OP Units........................               73              99                    162             187
Newly consolidated partnerships.............              775               -                  1,631               -
Other consolidated partnerships.............            2,709           2,955                  6,073           5,948
                                                --------------     -------------       --------------     -------------
Total other partnership interests...........      $     3,886      $    3,167            $     8,502      $    6,360
                                                ==============     =============       ==============     =============

         The increase in minority interest in income with respect to the Consolidated Development Joint Venture is due to an increase in income with respect to the properties owned by this entity. Included in minority interest in income for the Consolidated Development Joint Venture is depreciation expense of $804,000 and $1,550,000, for the three and six months ended June 30, 2002, respectively, as compared to $481,000 and $858,000, respectively, for the same periods in 2001. We expect that minority interest in income with respect to the Consolidated Development Joint Venture will continue to increase as the properties owned by this entity, substantially all of which are newly developed facilities in the fill-up stage, continue to increase their occupancy to a stabilized occupancy level and increase the earnings of this entity.

         The increase in minority interest in income is also attributable to the consolidation of two partnerships (described in Note 3 to the Company's financial statements) effective January 1, 2002. For the three and six months ended June 30, 2002, a total of $775,000 and $1,631,000 in income was allocated to the minority interests with respect to these two newly consolidated partnerships as noted in the table above under "Newly Consolidated Partnerships" (including $210,000 and $330,000, respectively, in depreciation expense).

         On April 19, 2002, the Company acquired through a merger all of the remaining limited partnership interest not currently owned by the Company in PS Partners V, Ltd., a partnership which is consolidated with the Company. The acquisition cost consisted of approximately 533,796 shares of ($20,054,000) Public Storage common stock and approximately $12,815,000 in cash. Minority interest in income for the six months ended June 30, 2002 with respect to these interests was approximately $161,000 and $625,000, respectively, (including $73,000 and $345,000, respectively, in depreciation expense), representing their share of the earnings from January 1, 2002 through the date of acquisition. These amounts are included in the table above under "Other Consolidated Partnerships".

Supplemental Property Data and Trends
--------------------------------------------------------------------------------

         At June 30, 2002, there were approximately 43 ownership entities owning in aggregate 1,397 storage facilities, including the facilities which we own and/or operate. At June 30, 2002, 36 of these facilities were owned by the Unconsolidated Entities, entities in which we have an ownership interest and use the equity method for financial statement presentation. The remaining 1,361 facilities are owned by the Company and the Consolidated Entities.

         The following table summarizes our investment in real estate facilities as of June 30, 2002:

                                                                       Net Rentable Square
                                                                        Footage of Storage
                                                       Number of            Facilities
                                                     Storage Facilities   (in thousands)
                                                     ------------------ ------------------
Consolidated facilities:
   Wholly-owned by the company.................               808                50,314
   Owned by Controlled Entities................               553                32,283
                                                     ------------------ ------------------
                                                            1,361                82,597
Facilities owned by Unconsolidated Entities....                36                 2,186
                                                     ------------------ ------------------
 Total  facilities  in which  the  Company  has an
   ownership interest..........................             1,397                84,783
                                                     ================== ==================

         In addition to the Company's interest in storage facilities noted above, the Company and the Consolidated Entities own five commercial facilities with an aggregate of 385,000 net rentable square feet. The Company and the entities it controls also have a 44% common interest in PSB, which at June 30, 2002 owned and operated 14.8 million net rentable square feet of commercial space.

SAME STORE OPERATING RESULTS

         The Company derives substantially all of its revenues from the ownership and management of self-storage facilities. In order to evaluate the performance of the Company's overall storage facility portfolio, management analyzes the operating performance of a consistent group of self-storage facilities.

         We have increased the number of facilities included in the "Same Store" pool from 945 at December 31, 2001 to 1,260 facilities (which at June 30, 2002 includes 32 facilities that are owned by unconsolidated entities in which the Company has an interest).

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

         The following table summarizes the pre-depreciation historical operating results of the Same Store self-storage facilities:

SAME STORE SELF-STORAGE FACILITIES (1,260 FACILITIES, 73.1 MILLION NET RENTABLE SQUARE FEET) (historical property operations)


                                       Three months ended                     Six months ended
                                            June 30,                              June 30,
                                    -------------------------  Percentage ------------------------   Percentage
                                       2002          2001        Change      2002         2001         Change
                                    ----------     ----------  ---------- ----------     ----------  ----------
                                                (Amounts in thousands, except rent per square foot)

Rental income (1) (2)............    $ 178,911     $ 185,482      (3.5)%   $ 359,897     $ 364,211     (1.2)%
Cost of operations  (2)..........       54,935        52,466       4.7%      108,939       107,622      1.2%
                                    ----------     ----------  ---------- ----------     ----------  ----------
Net operating income (2).........    $ 123,976     $ 133,016      (6.8)%   $ 250,958     $ 256,589     (2.2)%
                                    ==========     ==========  ========== ==========     ==========  ==========

Gross profit margin..............        69.3%        71.7%       (2.4)%       69.7%        70.5%      (0.8)%

Weighted Average:
  Occupancy (3)..................        86.4%        90.0%       (3.6)%       85.0%        89.1%      (4.1)%
  Annualized realized rent per
     sq. ft for the period (4)...    $   11.34    $   11.30        0.4%    $   11.59    $   11.21       3.4%

1. Rental income includes late charges and administrative fees of $5,669,000 and $6,338,000 for the three months ended June 30, 2002 and 2001, respectively, and $11,233,000 and $12,709,000 for the six months ended June 30, 2002 and 2001, respectively. Rental income is net of discounts offered to new tenants. Discounts totaled $5,824,000 and $2,063,000 for the three months ended June 30, 2002 and 2001, respectively. Discounts totaled $6,926,000 and $5,006,000 for the six months ended June 30, 2002 and 2001, respectively.

2. Historical property operations excludes the sale of locks, boxes, and packing supplies, tenant re-insurance revenues and truck rental revenues.

3. Occupancies indicated in the above table represent the weighted average physical occupancy levels over the entire three and six month periods.

4. Realized annual rent per square foot is computed by annualizing rental income including late charges and administrative fees divided by weighted average occupied square footage for the period.

         The Same Store net operating income decreased 6.8% in the quarter ended June 30, 2002 as compared to the same period in 2001. This decrease in Same Store net operating income is the first quarterly decrease that we have had for at least the past 10 years. The decrease was due to a decrease of 3.5% in rental income combined with an increase of 4.7% in cost of operations. The 3.5% decrease in rental income for the second quarter is attributable to a 3.6% decrease in the weighted average occupancy level partially offset by a 0.4% increase in realized rent per occupied square foot during the period.

         During each of 1999 and 2000, the Same Store facilities' occupancy levels averaged approximately 92%. These relatively high occupancy levels were attained and sustained through a variety of promotional activities offering new tenants move-in discounts aggregating approximately $20 million per year. During 2001, the Company changed its marketing strategy to aggressively increase rental rates and reduce the amount of discounts offered at the risk of lower occupancy levels. As a result of this strategy, rental income for 2001 was approximately 7.4% higher than the prior year. However, this improvement in rental income came at the expense of declining occupancy levels in 2001. During the first nine months of 2001, average occupancy levels were approximately 1.8% below those of 2000 for the same period, which we believed to be a manageable reduction. However, during the fourth quarter of 2001 and through February 2002 there was a rapid decline in occupancy levels which caused the year-over-year reduction to increase to 4.7% as of the end of February 2002. This reduction in occupancy level coincided with a reduction in call volume to our national telephone reservation center. We believe that these reductions were attributable to the absence of any significant discounts offered to tenants, as well as to general economic conditions.

         In the second half of March 2002, we reduced rental rates charged to new incoming tenants and began a national television campaign. The national television campaign, which offered a significant promotional discount, was run from the second half of March 2002 through the first half of May 2002, resulting in increased move-in activity during April and May 2002 compared to the prior year. However, in the absence of significant promotional discounts from mid-May through the end of July 2002, rental activity during June and July decreased and the occupancy level at July 31, 2002 for our Same Store facilities was approximately 5.5% less than at July 31, 2001.

         During the third quarter of 2002, we have reinstated a discount program and we are advertising on television in selected markets in an effort to enhance move-in activity and improve occupancy levels. The up front cost of these marketing activities are expected to adversely impact the Company's net operating income during the third quarter of 2002. No assurance can be provided as to the impact of these efforts on our realized rents, occupancy levels, or net income of the Company.

         Cost of operations includes all direct and indirect costs of operating, marketing and managing the facilities, and is analyzed as follows:

                                            Three months ended June 30,                Six months ended June 30,
                                       --------------------------------------    -----------------------------------------
                                                                  Percentage                                   Percentage
                                         2002          2001         Change          2002           2001         Change
                                       -----------    ----------- -----------    -----------     -----------   -----------
                                                                    (Amounts in thousands)
Property payroll expense..........      $  15,795      $ 14,434        9.4%       $   31,436      $   29,593        6.2%
Property taxes....................         15,379        14,824        3.7%           32,397          31,270        3.6%
Repairs and maintenance...........          3,846         4,343      (11.4)%           6,895           8,173      (15.6)%
Advertising and promotion.........          4,532         4,324        4.8%            7,362           7,175        2.6%
Telephone reservation center costs          2,566         2,624       (2.2)%           4,830           5,634      (14.3)%
Management, office, insurance,
   utilities, and other expenses..         12,817        11,917        7.6%           26,019          25,777        0.9%
                                       -----------    ----------- -----------    -----------     -----------   -----------
     Total cost of operations ....      $  54,935      $ 52,466        4.7%       $  108,939      $  107,622        1.2%
                                       ===========    =========== ===========    ===========     ===========   ===========

         Increases in property payroll expense for the three and six months ended June 30, 2002 as compared to the same periods in 2001 are due primarily to increased compensation to property managers and supervisory personnel. Included in advertising and promotion is $1,529,000 and $954,000 in television advertising for the three months ended June 30, 2002 and 2001, respectively; and $2,075,000 and $955,000 in television advertising for the six months ended June 30, 2002 and 2001, respectively.

         The following table summarizes Same Store operating trends by region for the six months ended June 30, 2002 and 2001 (Dollar amounts in thousands):

                  Northern    Southern                                          Other
                  California  California    Texas      Florida     Illinois     states      Total
                  ----------  ----------    -------    --------    --------     --------   --------
Rental income:
--------------
            2002   $44,963      $60,536     $32,155     $31,192    $27,620      $163,431   $359,897
            2001   $47,099      $60,144     $32,585     $31,011    $28,142      $165,230   $364,211
        % change     (4.5)%       0.7%       (1.3)%       0.6%      (1.9)%       (1.1)%      (1.2)%

Cost of operations:
-------------------
            2002   $10,345      $13,524     $12,246     $10,419    $10,943       $51,462   $108,939
            2001    $9,966      $12,828     $12,576     $10,686    $10,921       $50,645   $107,622
        % change      3.8%        5.4%       (2.6)%      (2.5)%      0.2%         1.6%        1.2%

Net operating income:
---------------------
            2002   $34,618      $47,012     $19,909     $20,773    $16,677      $111,969   $250,958
            2001   $37,133      $47,316     $20,009     $20,325    $17,221      $114,585   $256,589
        % change     (6.8)%      (0.6)%      (0.5)%       2.2%      (3.2)%       (2.3)%      (2.2)%

Weighted avg. occupancy:
------------------------
            2002     85.3%       86.9%        84.7%       85.2%      83.5%       84.7%        85.0%
            2001     92.5%       91.6%        89.5%       86.7%      89.1%       88.1%        89.1%
        % change     (7.2)%      (4.7)%      (4.8)%      (1.5)%     (5.6)%       (3.4)%      (4.1)%

Weighted avg. annualized realized rents per occupied sq. ft.:
-------------------------------------------------------------
            2002     $15.33     $15.69        $8.61      $10.44      $12.64      $10.50       $11.59
            2001     $14.86     $14.87        $8.34      $10.31      $12.17      $10.29       $11.21
        % change      3.2%        5.5%        3.2%        1.3%       3.9%         2.0%        3.4%

Number of facilities:
---------------------
                       127         143         142         123         86           639       1,260


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

                                                                              For the six months ended
                                                                                      June 30,
                                                                              --------------------------
                                                                                 2002            2001
                                                                              ----------      ----------
                                                                                (Amount in thousands)
Net cash provided by operating activities.............................         $295,367        $272,838

Allocable to minority interests (Preferred Units).....................          (13,453)        (17,010)
Allocable to minority interests (common equity).......................          (13,040)         (9,928)
                                                                              ----------      ----------

Cash from operations allocable to our shareholders....................          268,874         245,900

Capital improvements to maintain our facilities:
  Storage facilities..................................................          (12,019)        (11,752)
  Commercial properties...............................................             (507)           (380)
  Add back: minority interest share of capital improvements to maintain
    facilities........................................................              478             211
                                                                              ----------      ----------
Remaining operating cash flow available for distributions to our                256,826         233,979
   shareholders.......................................................

Distributions paid:
  Preferred stock dividends...........................................          (73,776)        (56,772)
  Equity Stock, Series A dividends....................................          (10,751)         (8,766)
  Distributions to Common and Class B shareholders (a)................         (110,123)        (54,411)
                                                                              ----------      ----------
Cash available for principal payments on debt and reinvestment........          $62,176        $114,030
                                                                              ==========      ==========


(a) Distributions to common shareholders include the Company's regular common distribution of $0.90 and $0.44 per common share for the six months ended June 30, 2002 and 2001, respectively.

         Our financial profile is characterized by a low level of debt to total capitalization, increasing net income, increasing cash flow from operations, and a conservative dividend payout ratio with respect to the common stock. We expect to fund our growth strategies with cash on hand at June 30, 2002, internally generated retained cash flows, and proceeds from issuing equity securities. In general, our current strategy is to continue to finance our growth with permanent capital; either common or preferred equity. We have in the past used our $200 million line of credit as temporary "bridge" financing, and repaid those amounts with internally generated cash flows and proceeds from the placement of permanent capital. As of June 30, 2002, we had no outstanding borrowings on the line of credit.

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

         Our portfolio of real estate facilities remains substantially unencumbered. At June 30, 2002, we had mortgage debt outstanding of $22.2 million and unsecured debt in the amount of $100.2 million, and had consolidated real estate facilities with a book value of $4.1 billion. We have not financed our acquisitions with debt and generally our borrowing has increased through the assumption of pre-existing debt on acquired real estate facilities.

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

         We have completed the following issuances of equity during 2002:

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

         It is our intent to call for redemption our 10% Senior Preferred Stock Series A, which becomes redeemable on September 30, 2002. The aggregate redemption amount for this security is $25 per share or approximately $45.6 million, plus accrued dividends. The Company intends to fund the redemption with working capital (cash reserves totaled $172,164,000 at June 30, 2002).

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

         During the six months ended June 30, 2002 and 2001, we paid cash dividends totaling $73,776,000 and $56,772,000, respectively, to the holders of our Senior Preferred Stock. The amounts paid in 2002 include an aggregate of $9,342,000 with respect to the Series T and Series U Preferred Stock, which reflects a payment for a partial period from the date of their respective issuances. We estimate the regular annual distribution requirements with respect to our Preferred Stock outstanding at June 30, 2002 to be approximately $151.7 million, which includes $4.6 million for our Senior Preferred Stock, Series A, which we anticipate redeeming on September 30, 2002.

         During the six months ended June 30, 2002 and 2001, we paid cash dividends totaling $13,453,000 and $17,010,000, respectively, to the holders of our preferred operating partnership units. The annual distribution requirement with respect to the preferred operating partnership units outstanding at June 30, 2002 is estimated at $26.9 million.

         During the six months ended June 30, 2002 and 2001, we paid cash dividends totaling $10,751,000 and $8,766,000, respectively, to the holders of Equity Stock, Series A. With respect to the Equity Stock, Series A outstanding at June 30, 2002, we estimate the total annual regular distribution to be approximately $21.5 million assuming that dividends of at least $0.49 per share per year are paid to the common shareholders.

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

         During the six months ended June 30, 2002, we paid dividends totaling $110,123,000 ($0.90 per common share) to the holders of our common stock and Class B common stock. Based upon shares outstanding at August 1, 2002 and a quarterly distribution of $0.45 per share which was declared by the Board of Directors on August 9, 2002 and payable on September 30, 2002, we estimate dividend payments with respect to our common stock and Class B common stock of approximately $55.3 million for the third quarter of 2002.

         To the extent that the Company continues to qualify as a REIT, we will not be taxed, with certain limited exceptions, on the taxable income that is distributed to our shareholders, provided that at least 90% of our taxable income is so distributed to our shareholders prior to filing the Company's tax return. Accordingly, for the remainder of 2002, distributions with respect to the Common Stock and Equity Stock, Series A will be determined based upon our estimated REIT taxable income taking into consideration distributions to the preferred shareholders. We anticipate that, at a minimum, quarterly distributions per common share will remain at $0.45 per common share (regular quarterly common distributions were increased from $0.22 per common share during the first two quarters of 2001). Over the past several years, in addition to the regular quarterly dividends paid to our common shareholder, we also paid special distributions. These special distributions were necessary to meet our distribution requirements in order to maintain our REIT tax status. It is unlikely that any special distribution will be required to enable the Company to meet its distribution requirements in 2002.

         CAPITAL IMPROVEMENT REQUIREMENTS: For 2002, we have budgeted approximately $31 million for capital improvements. During the three months ended June 30, 2002, we incurred capital improvements of approximately $12.5 million.

         DEBT SERVICE REQUIREMENTS: We do not believe we have any significant refinancing risks with respect to our notes payable, all of which is fixed rate. At June 30, 2002, we had total outstanding notes payable of approximately $122.4 million. Approximate principal maturities of notes payable at June 30, 2002 are as follows:

                                      Unsecured
                                     Senior Notes       Mortgage debt              Total
                                    --------------     --------------         --------------
                                                  (amounts in thousands)
2002 (remainder of)..........       $       4,875      $       1,952          $    6,827
2003.........................              35,900              3,585              39,485
2004.........................              25,800             15,063              40,863
2005.........................              11,200                156              11,356
2006.........................              11,200                170              11,370
Thereafter...................              11,200              1,298              12,498
                                    --------------     --------------         --------------
                                    $     100,175      $      22,224          $  122,399
                                    ==============     ==============         ==============
Weighted average rate........               7.5%              10.2%                 8.0%
                                    ==============     ==============         ==============

         ACQUISITION OF INTERESTS IN SELF-STORAGE FACILITIES: On January 16, 2002, we acquired the remaining 70% interest in the Development Joint Venture for approximately $153,078,000 in cash. The Development Joint Venture was formed in April 1997 with equity capital consisting of 30% from the Company and 70% from an institutional investor, and owns 47 storage facilities opened since 1997. On April 19, 2002, the Company acquired through a merger all of the remaining limited partnership interest not currently owned by the Company in PS Partners V, Ltd., a partnership which is consolidated with the Company. The acquisition cost consisted of approximately 533,796 shares of Public Storage common stock and approximately $12,815,000 in cash.

         ACQUISITION OF SELF-STORAGE FACILITIES FROM THIRD PARTIES: In the six months ended June 30, 2002, we acquired three self-storage facilities from third parties for an aggregate acquisition cost of $7,936,000. During 2000 and 2001, we acquired an aggregate of 15 real estate facilities, substantially all of which were self-storage facilities, for an aggregate of $70.6 million. Our low level of third-party acquisitions in recent years is not indicative of either the supply of facilities offered for sale or our ability to finance the acquisitions, but is primarily due to prices sought by sellers and our lack of desire to pay such prices. During the remainder of 2002, we will continue to seek to acquire additional self-storage facilities from third parties, however, it is difficult to estimate the level of third-party acquisitions.

         DEVELOPMENT OF SELF-STORAGE FACILITIES: In November 1999, we formed a second joint venture partnership for the development of approximately $100 million of self-storage facilities. The venture is funded solely with equity capital consisting of 51% from us and 49% from the joint venture partner, and has completed its development activities. At June 30, 2002, the second development joint venture owns 22 facilities (approximately 1,413,000 net rentable square feet) with a total development cost of approximately $108 million.

         The Company anticipates that the cost of development of self-storage facilities for the year ended December 31, 2002 and beyond will be approximately $125 million to $150 million per year.

         At June 30, 2002, the Company has a "pipeline" of 37 identified projects comprised of new and expansion self-storage facilities. Total estimated costs with respect to these facilities is approximately $250.0 million, of which $89.0 million has been spent, with opening dates estimated through the fourth quarter of 2003. The development and fill-up of these storage facilities is subject to significant contingencies such as obtaining appropriate governmental approvals. We estimate that the amount remaining to be spent of approximately $161 million on these 37 projects in the pipeline will be incurred over approximately the next 24 months.

         We have acquired the land for 26 of the projects in the pipeline, which have an aggregate estimated cost of $172.0 million and costs incurred through June 30, 2002 of approximately $85.0 million. The remaining 11 facilities represent identified sites where we have an agreement in place to acquire the land, generally within one year. However, there are no assurances that we will acquire and/or development the land.

         The following table sets forth our development pipeline and a range of estimated opening dates for these projects (Dollar amounts in thousands):

                                             Number    Total Estimated       Total Cost        Estimated time
                                              of           Cost of            Incurred       Frames of Facility
                                           Facilities    Development    through June 30,2002      Openings
                                           ----------    -----------    -------------------- ------------------
Development - land acquired at 6/30/02
--------------------------------------
Self-storage facilities...............          7         $   30,251         $    8,927       Q3 '02 - Q2 `03
Expansions of existing self-storage
    facilities........................         19            141,777             76,073       Q3 '02 - Q1 `03
                                           ----------    -----------    --------------------
     Total............................         26            172,028             85,000
                                           ----------    -----------    --------------------

Potential development - land to be
acquired after 6/30/02
Self-storage facilities...............         11             77,962              3,978       Q2 '03 - Q4 `03
                                           ----------    -----------    --------------------
     Totals...........................         37         $  249,990         $   88,978
                                           ==========    ===========    ====================

         REPURCHASES OF THE COMPANY'S COMMON STOCK: As previously announced, the Company's Board of Directors authorized the repurchase from time to time of up to 25,000,000 shares of the Company's common stock on the open market or in privately negotiated transactions. From the initial authorization through June 30, 2002, the Company has repurchased a total of 21,497,020 shares of common stock at an aggregate cost of approximately $535.9 million. There have been no substantial repurchases of the Company's common stock since May 2001.

         FUNDS FROM OPERATIONS: Total funds from operations or "FFO" increased to $262,951,000 for the six months ended June 30, 2002 compared to $240,542,000 for the same period in 2001. FFO available to common shareholders (after deducting preferred stock dividends) was $189,175,000 for the six months ended June 30, 2002 compared to $183,770,000 for the same period in 2001. FFO is defined as net income or (loss) (computed in accordance with generally accepted accounting principles) before: (i) gain or (loss) on early extinguishment of debt, (ii) minority interest in income and (iii) gain or (loss) on the disposition of real estate, adjusted as follows: (a) plus depreciation and amortization (including our pro-rata share of depreciation and amortization of unconsolidated equity interests and amortization of assets acquired in a merger, including property management agreements and goodwill), and (b) less FFO attributable to minority interest.

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

ITEM 2A.  Risk Factors
----------------------

         In addition to the other information in our Form 10-Q and our Form 10-K for the year ended December 31, 2001, you should consider the following factors in evaluating the Company:

THE HUGHES FAMILY COULD CONTROL US.

         At June 30, 2002, the Hughes family owned approximately 33.8% of our outstanding shares of common stock (approximately 37.6% upon conversion of our class B common stock). Consequently, the Hughes family could control matters submitted to a vote of our shareholders, including electing directors, amending our organizational documents, dissolving and approving other extraordinary transactions, such as a takeover attempt.

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

WE AND OUR SHAREHOLDERS ARE SUBJECT TO FINANCING RISKS.

         Debt increases the risk of loss. In making real estate investments, we may borrow money, which increases the risk of loss. At June 30, 2002, our debt of $122.4 million was approximately 2.5% of our total assets.

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

         There is significant competition among self-storage facilities. Most of our properties are self-storage facilities, which generated 89% of our total revenues during the first half of 2002. Competition in the market areas in which many of our properties are located is significant and has affected the occupancy levels, rental rates and operating expenses of some of our properties. Average occupancy levels of the Same Store Facilities has decreased from 89.1% for the six months ended June 30, 2001 to 85.0% for the six months ended June 30, 2002. Any increase in availability of funds for investment in real estate may accelerate competition. Further development of self-storage facilities may intensify competition among operators of self-storage facilities in the market areas in which we operate.

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

PUBLIC STORAGE HAS NO INTEREST IN CANADIAN MINI-WAREHOUSES.

         The Hughes family has ownership interests in, and operates, approximately 38 mini-warehouses in Canada under the name "Public Storage". Public Storage personnel are engaged, at the expense of the Canadian owners, in the supervision of the operation of these properties. Public Storage has a right of first refusal to acquire the stock or assets of the corporation engaged in these operations if the Hughes family or the corporation agree to sell them. However, Public Storage has no interest in the operations of this corporations, has no right to acquire this stock or assets unless the Hughes family decides to sell and receives no benefit from the profits and increases in value of the Canadian mini-warehouses. There may be conflicts of interest in allocating the time of Public Storage personnel between Public Storage's properties and the Canadian properties.

OUR PORTABLE SELF-STORAGE BUSINESS HAS INCURRED OPERATING LOSSES.

Public Storage Pickup & Delivery was organized in 1996 to operate a portable self-storage business. We own all of the economic interest of Pickup & Delivery. Since Pickup & Delivery will operate profitably only if it can succeed in the relatively new field of portable self-storage, we cannot provide any assurance as to its profitability. Pickup & Delivery incurred operating losses of $5,135,000 in 2000 and $2,218,000 in 2001. Pickup & Delivery had an operating losses totaling approximately $536,000 and $56,000 for the three and six months ended June 30, 2002, respectively, as compared to $611,000 and $1,538,000 for the same periods in 2001.

Item 3.  Qualitative and Quantitative Disclosures about Market Risk
-------------------------------------------------------------------

         To limit our exposure to market risk, we principally finance our operations and growth with permanent equity capital, consisting of either common or preferred stock. At June 30, 2002, our debt as a percentage of total shareholders' equity (based on book values) was 2.9%.

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

         Our market risk sensitive instruments include notes payable, which totaled $122.4 million at June 30, 2002. Substantially all of the Company's notes payable bear interest at fixed rates. See "Item 2" - Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources for approximate principal maturities of the notes payable as of June 30, 2002.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings
--------------------------

         HENRIQUEZ V. PUBLIC STORAGE, INC. (FILED JUNE 2002). The plaintiff in this case is suing the Company on behalf of a purported class of renters who rented self-storage units from the Company. Plaintiff alleges that the Company misrepresents the size of its units and seeks damages and injunctive and declaratory relief under California statutory and common law relating to consumer protection, unfair competition, fraud and deceit and negligent misrepresentation. The Company does not currently believe that the outcome of this litigation will have any material adverse effect. However, the Company cannot presently determine the potential total damages, if any, or the ultimate outcome of the litigation. The Company intends to vigorously contest the claims in this case.

Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

         The Company held an annual meeting of shareholders on May 9, 2002. Proxies for the annual meeting were solicited pursuant to Regulation 14 under the Securities Exchange Act of 1934. The annual meeting involved the following two matters:

         A.  Election of Directors:

                                      Total Common Stock                    Total Equity Stock, Series A
                            ----------------------------------------    -------------------------------------------
          Name              Total Votes For     Total Votes Withheld    Total Votes For        Total Votes Withheld
------------------------    -----------------   --------------------    -----------------      --------------------
B. Wayne Hughes                   81,642,883            17,890,891            826,679               12,233
Harvey Lenkin                     81,618,360            17,915,414            827,519               11,392
Marvin M. Lotz                    81,625,888            17,907,886            827,364               11,548
B. Wayne Hughes, Jr.              82,199,905            17,333,872            818,059               20,853
Robert J. Abernethy               97,505,439             2,028,335            834,903                4,009
Dann V. Angeloff                  97,022,708             2,511,066            834,705                4,207
William C. Baker                  97,459,206             2,074,568            834,772                4,139
Thomas J. Barrack, Jr.            81,969,973            17,563,802            826,448               12,464
Uri P. Harkham                    78,281,371            21,252,403            826,672               12,239
Daniel C. Staton                  97,305,995             2,227,779            835,061                3,851


         There was no solicitation in opposition to the management's nominees to the Board of Directors listed in the proxy statement.

         B. Adoption of amendment to the certificates of determination of the various series of Preferred Stock of the Company to reclassify the shares of each of the series into redesignated series of Preferred Stock upon approval by the holders of 66 2/3% of the shares affected series.

                                             For              Against            Abstain             No Vote
                                         ------------       ------------       ------------       ------------

Votes cast with respect with the proposal for the amendment to the certificates of determination of the various series of Preferred Stock of the Company to reclassify the shares of each of the series into redesignated series of Preferred Stock upon approval by the holders of 66 2/3% of the shares affected series.

Common Stock                              85,999,472          4,754,296            679,531           8,100,497
Equity Stock, Series A                       434,578             17,508              6,949             379,896
Total Common Stock and Equity
   Stock, Series A                        86,434,050          4,771,804            686,480           8,480,393

                                       51

Item 5.  Other Information
--------------------------

         SALE OF PARTNERSHIP UNITS: In February 2000, the Company entered into a settlement of litigation arising out of a 1997 tender offer for limited partnership units in two affiliated partnerships. Under the settlement agreement, the Company agreed to sell to the plaintiff units representing a 4% interest in each of the partnerships for a total payment of approximately $1,523,000. The plaintiff failed to tender the full purchase price at the scheduled closing and the settlement collapsed.

         In September 2000, the plaintiff amended its complaint to add a claim for breach of the settlement agreement seeking specific enforcement and a claim seeking damages for unfair and deceptive trade practices in connection with the alleged breach. By amending the complaint the Company believes the plaintiff elected to abandon its underlying claims in the litigation. The Company asserted affirmative defenses including the material breach by the plaintiff. Cross motions for summary judgment were filed by the parties. In July 2002, the court granted plaintiff's motion for summary judgment as to its claim for breach of the settlement agreement and granted the Company's motion for summary judgment to dismiss plaintiff's claim for unfair and deceptive trade practices.

         The Company is evaluating its options in this action. If the Company sells the units to plaintiff as contemplated by the settlement agreement, the Company would incur a loss of approximately $1,839,000, which has been accrued as a loss on sale of real estate investments in the Company's income statement for the three and six months ended June 30, 2002.

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

99.1 Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith.

--------------------
*        Compensatory benefit plan.
**       Management contract.

(b)      Reports on Form 8-K:

         None.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                    DATED:  August 14, 2002

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