Form 10-Q
period 2002-09-30
PUBLIC STORAGE INC /CA
filed 2002-11-14
CIK 318380

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2002

                                       or

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

                                 [X] Yes [ ] No


Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

                                 [X] Yes [ ] No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of November 11, 2002:

Common Stock, $.10 Par Value - 117,490,454 shares
-------------------------------------------------

Class B Common Stock, $.10 Par Value - 7,000,000 shares
-------------------------------------------------------

Depositary Shares Each Representing 1/1,000 of a Share of Equity Stock, Series
------------------------------------------------------------------------------
A, $.01 Par Value - 8,776,102 depositary shares (representing 8,776.102 shares
------------------------------------------------------------------------------
of Equity Stock, Series A)
--------------------------

Equity Stock, Series AA, $.01 Par Value - 225,000 shares
--------------------------------------------------------

Equity Stock, Series AAA, $.01 Par Value - 4,289,544 shares
-----------------------------------------------------------

                              PUBLIC STORAGE, INC.

                                      INDEX


                                                                           Pages
                                                                           -----

PART I.    FINANCIAL INFORMATION
           ---------------------

Item 1.    Financial Statements

           Condensed Consolidated Balance Sheets at
              September 30, 2002 and December 31, 2001                         1

           Condensed Consolidated Statements of Income for the
              Three and Nine Months Ended September 30, 2002 and 2001          2

           Condensed Consolidated Statement of Shareholders' Equity
              for the Nine Months Ended September 30, 2002                     3

           Condensed Consolidated Statements of Cash Flows
              for the Nine Months Ended September 30, 2002 and 2001          4-5

           Notes to Condensed Consolidated Financial Statements             6-28

Item 2.    Management's Discussion and Analysis of
              Financial Condition and Results of Operations                29-51

Item 2A.   Risk Factors                                                    52-54

Item 3.    Quantitative and Qualitative Disclosures about Market Risk         55

Item 4.    Controls and Procedures                                            55

PART II.   OTHER INFORMATION (Items 2 - 4 are not applicable)
           -----------------

Item 1.    Legal Proceedings                                                  56

Item 5.    Other Items                                                        56

Item 6.    Exhibits and Reports on Form 8-K                                57-63

                              PUBLIC STORAGE, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    (Amounts in thousands, except share data)


                                                                                September 30,        December 31,
                                                                                    2002                 2001
                                                                               ----------------     ----------------
                                                                                 (Unaudited)
                                     ASSETS
                                     ------
Cash and cash equivalents................................................       $      276,255       $       49,347
Real estate facilities, at cost:
     Land................................................................            1,299,937            1,165,111
     Buildings...........................................................            3,662,258            3,265,943
                                                                               ----------------     ----------------
                                                                                     4,962,195            4,431,054
     Accumulated depreciation............................................             (945,303)            (819,932)
                                                                               ----------------     ----------------
                                                                                     4,016,892            3,611,122
     Construction in process.............................................               83,132              121,181
     Land held for development...........................................               24,469               30,001
                                                                               ----------------     ----------------
         Total real estate...............................................            4,124,493            3,762,304

Investment in real estate entities.......................................              327,621              479,300
Goodwill.................................................................               78,204               78,204
Intangible assets, net...................................................              119,544              124,497
Mortgage notes receivable from affiliates................................               24,344               59,344
Other assets.............................................................               87,504               72,883
                                                                               ----------------     ----------------
              Total assets...............................................       $    5,037,965       $    4,625,879
                                                                               ================     ================

                      LIABILITIES AND SHAREHOLDERS' EQUITY
                      ------------------------------------
Notes payable............................................................       $      121,582       $      143,552
Line of credit borrowings................................................                    -               25,000
Accrued and other liabilities (Note 2)...................................              136,546               93,143
Cumulative Preferred Stock, Series J called for redemption (Note 9) .....              150,000                    -
                                                                               ----------------     ----------------
              Total liabilities..........................................              408,128              261,695
Minority interest:
     Preferred partnership interests.....................................              285,000              285,000
     Other partnership interests.........................................              156,860              169,601

Commitments and contingencies

Shareholders' equity:
     Cumulative Preferred Stock, $0.01 par value, 50,000,000 shares authorized, 9,258,486 shares issued in series and outstanding
       (11,156,500 at December 31, 2001), at liquidation preference......            1,817,025            1,540,150
     Common Stock, $0.10 par value, 200,000,000 shares authorized,
       116,915,390 shares issued and outstanding (114,961,915 at December
       31, 2001).........................................................               11,692               11,496
     Equity Stock, Series A, $0.01 par value, 200,000,000 shares
       authorized, 8,776.102 shares issued and outstanding...............                    -                    -
     Class B Common Stock, $0.10 par value, 7,000,000 shares authorized
       and outstanding...................................................                  700                  700
     Paid-in capital.....................................................            2,369,214            2,325,898
     Cumulative net income...............................................            1,962,793            1,711,269
     Cumulative distributions paid.......................................           (1,973,447)          (1,679,930)
                                                                               ----------------     ----------------
              Total shareholders' equity.................................            4,187,977            3,909,583
                                                                               ----------------     ----------------
                  Total liabilities and shareholders' equity.............       $    5,037,965       $    4,625,879
                                                                               ================     ================

                            See accompanying notes.
                                       1

                              PUBLIC STORAGE, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
           (Amounts in thousands, except net income per share amounts)

                                   (Unaudited)

                                                              For the Three Months Ended          For the Nine Months Ended
                                                                     September 30,                      September 30,
                                                           ---------------------------------  ---------------------------------
                                                                2002              2001             2002              2001
                                                           ---------------- ----------------  ---------------- ----------------
REVENUES:
     Rental income:
         Self-storage facilities......................      $      196,386   $      186,615    $      573,980   $      537,530
         Commercial properties........................               2,933            3,081             9,185            9,353
         Containerized storage facilities.............              13,113           11,397            34,509           31,461
     Tenant reinsurance premiums......................               5,112                -            14,843                -
     Interest and other income........................               2,538            3,178             7,005            9,916
                                                           ---------------- ----------------  ---------------- ----------------
                                                                   220,082          204,271           639,522          588,260
                                                           ---------------- ----------------  ---------------- ----------------
EXPENSES:
     Cost of operations:
         Self-storage facilities......................              62,919           58,680           181,419          169,753
         Commercial properties........................               1,095            1,013             3,339            2,845
         Containerized storage facilities.............              10,699            9,324            26,909           27,570
         Tenant reinsurance...........................               2,387                -             7,203                -
     Depreciation and amortization....................              45,367           42,516           135,057          123,187
     General and administrative.......................               3,968            5,965            12,273           16,549
     Interest expense.................................                 969              928             3,284            3,023
                                                           ---------------- ----------------  ---------------- ----------------
                                                                   127,404          118,426           369,484          342,927
                                                           ---------------- ----------------  ---------------- ----------------
Income before equity in earnings of real estate
   entities, minority interest, discontinued operations
   and gain (loss) on disposition of real estate                    92,678           85,845           270,038          245,333
   investments........................................
Equity in earnings of real estate entities (including
   the Company's pro-rata share of gain on sale of real
   estate totaling $483 and $2,724 for the three and
   nine months ended September 30, 2002, respectively)               7,483            9,826            23,739           28,912
MINORITY INTEREST IN INCOME:
     Preferred partnership interests..................              (6,726)          (7,820)          (20,179)         (24,830)
     Other partnership interests......................              (4,782)          (4,180)          (13,284)         (10,540)
                                                           ---------------- ----------------  ---------------- ----------------
Income before discontinued operations and gain (loss) on
   disposition of real estate investments.............              88,653           83,671           260,314          238,875
Discontinued operations - containerized storage (Note 4)            (5,302)             (67)           (6,951)            (431)
Gain (loss) on disposition of real estate investments.                   -                -            (1,839)           1,568
                                                           ---------------- ----------------  ---------------- ----------------
NET INCOME............................................      $       83,351   $       83,604    $      251,524   $      240,012
                                                           ================ ================  ================ ================

NET INCOME ALLOCATION:
----------------------
     Allocable to preferred shareholders..............      $       37,928   $       28,736    $      111,704   $       85,508
     Allocable to Equity Stock, Series A..............               5,375            5,314            16,126           14,080
     Allocable to common shareholders.................              40,048           49,554           123,694          140,424
                                                           ---------------- ----------------  ---------------- ----------------
                                                            $       83,351   $       83,604    $      251,524   $      240,012
                                                           ================ ================  ================ ================
PER COMMON SHARE:
-----------------
     Net income per share - Basic.....................      $         0.32   $         0.41    $         1.01   $         1.14
                                                           ================ ================  ================ ================
     Net income per share - Diluted...................      $         0.32   $         0.41    $         0.99   $         1.13
                                                           ================ ================  ================ ================
     Net income per depositary share of Equity Stock,
       Series A - Basic and Diluted...................      $         0.61   $         0.61    $         1.84   $         1.84
                                                           ================ ================  ================ ================
     Weighted average common shares - Basic...........             123,341          120,092           122,707          122,951
                                                           ================ ================  ================ ================
     Weighted average common shares - Diluted.........             124,784          121,754           124,539          123,977
                                                           ================ ================  ================ ================
     Weighted average depositary shares of Equity Stock,
       Series A - Basic and Diluted...................               8,776            8,676             8,776            7,663
                                                           ================ ================  ================ ================

                            See accompanying notes.
                                       2

                              PUBLIC STORAGE, INC.
            CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                    (Amounts in thousands, except share data)

                                   (Unaudited)

                                                                 Cumulative                       Class B Common
                                                              Preferred Stock    Common Stock         Stock        Paid-in Capital
                                                              ---------------    --------------   --------------   ---------------
Balances at December 31, 2001.............................      $  1,540,150      $     11,496     $        700      $  2,325,898
Issuance of preferred stock, net of issuance costs:
   Series T (6,000 shares)................................           150,000                 -                -            (4,925)
   Series U (6,000 shares)................................           150,000                 -                -            (4,925)
   Series V (6,900 shares)................................           172,500                 -                -            (5,634)

Exchange of Series B Preferred Stock for Series T Preferred
Stock:
   Series B (86,000 shares)...............................            (2,150)                -                -                 -
   Series T (86 shares)...................................             2,150                 -                -                 -

Redemption of preferred stock, including redemption costs:
   Series A (1,825,000 shares)............................           (45,625)                -                -               (18)
   Series J (6,000 shares)................................          (150,000)                -                -               (18)

Issuance of common stock:
   In connection with the exercise of Stock Options
     (872,867 shares).....................................                 -                88                -            21,421
   To acquire minority interest (1,091,608 shares - Note 8)                -               109                -            37,795

Repurchase of common stock (11,000 shares)................                 -                (1)               -              (380)

Net income................................................                 -                 -                -                 -

Cash distributions:
   Cumulative Senior Preferred Stock (Note 9).............                 -                 -                -                 -
   Equity Stock, Series A ($1.838 per share)..............                 -                 -                -                 -
   Class B Common Stock ($1.31 per share).................                 -                 -                -                 -
   Common Stock ($1.35 per share).........................                 -                 -                -                 -
                                                              ---------------    --------------   --------------   ---------------
Balances at September 30, 2002............................      $  1,817,025      $     11,692     $        700      $  2,369,214
                                                              ===============    ==============   ==============   ===============

                                                                                                      Total
                                                              Cumulative Net      Cumulative      Shareholders'
                                                                  Income        Distributions        Equity
                                                              --------------    --------------    -------------
Balances at December 31, 2001.............................     $  1,711,269      $ (1,679,930)     $  3,909,583
Issuance of preferred stock, net of issuance costs:
   Series T (6,000 shares)................................                -                 -           145,075
   Series U (6,000 shares)................................                -                 -           145,075
   Series V (6,900 shares)................................                -                 -           166,866

Exchange of Series B Preferred Stock for Series T Preferred
Stock:
   Series B (86,000 shares)...............................                -                 -            (2,150)
   Series T (86 shares)...................................                -                 -             2,150

Redemption of preferred stock, including redemption costs:
   Series A (1,825,000 shares)............................                -                 -           (45,643)
   Series J (6,000 shares)................................                -                 -          (150,018)

Issuance of common stock:
   In connection with the exercise of Stock Options
     (872,867 shares).....................................                -                 -            21,509
   To acquire minority interest (1,091,608 shares - Note 8)               -                 -            37,904

Repurchase of common stock (11,000 shares)................                -                 -              (381)

Net income................................................          251,524                 -           251,524

Cash distributions:
   Cumulative Senior Preferred Stock (Note 9).............                -          (111,704)         (111,704)
   Equity Stock, Series A ($1.838 per share)..............                -           (16,126)          (16,126)
   Class B Common Stock ($1.31 per share).................                -            (9,167)           (9,167)
   Common Stock ($1.35 per share).........................                -          (156,520)         (156,520)
                                                              --------------    --------------    -------------
Balances at September 30, 2002............................     $  1,962,793      $ (1,973,447)     $  4,187,977
                                                              ==============    ==============    =============

                            See accompanying notes.
                                       3

                              PUBLIC STORAGE, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Amounts in thousands)

                                   (Unaudited)


                                                                                    For the Nine Months Ended
                                                                                          September 30,
                                                                               -------------------------------------
                                                                                    2002                 2001
                                                                               ----------------     ----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income..........................................................       $      251,524       $      240,012
     Adjustments to reconcile net income to net cash provided by operating activities:
         Gain included in equity in earnings of real estate investments..               (2,724)                   -
         Loss (gain) on sale of real estate investments..................                1,839               (1,568)
         Depreciation and amortization...................................              135,057              123,187
         Depreciation included in equity in earnings of real estate                     19,717               17,727
            entities.....................................................
         Minority interest in income.....................................               33,463               35,370
         Discontinued operations - non cash items (Note 4)...............                6,232                  459
         Other...........................................................               14,997                4,841
                                                                               ----------------     ----------------
              Total adjustments..........................................              208,581              180,016
                                                                               ----------------     ----------------
                  Net cash provided by operating activities..............              460,105              420,028
                                                                               ----------------     ----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Principal payments received on mortgage notes receivable............               35,210                2,086
     Business combinations (Note 3)......................................             (139,680)                   -
     Capital improvements to real estate facilities......................              (16,041)             (24,484)
     Construction in process and acquisition of land held for development              (77,408)            (135,207)
     Acquisition of minority interests...................................              (26,519)             (11,212)
     Proceeds from the disposition of real estate facilities.............                5,322               13,415
     Investment in real estate entities..................................              (25,550)             (33,241)
     Acquisition of real estate facilities...............................              (29,899)              (3,503)
     Other investments...................................................              (11,452)              (5,475)
                                                                               ----------------     ----------------
                  Net cash used in investing activities..................             (286,017)            (197,621)
                                                                               ----------------     ----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Net paydowns on revolving line of credit............................              (25,000)                   -
     Principal payments on notes payable.................................              (21,970)              (6,945)
     Net proceeds from the issuance of common stock......................               21,509                6,068
     Net proceeds from the issuance of preferred stock...................              457,016              660,051
     Net proceeds from the issuance of Equity Stock, Series A............                    -               72,130
     Issuance of Put Option..............................................                    -                  910
     Repurchase of common stock..........................................                 (381)            (276,270)
     Repurchase of preferred partnership units...........................                    -              (30,000)
     Redemption of preferred stock.......................................              (45,643)            (172,525)
     Distributions paid to shareholders..................................             (293,517)            (250,006)
     Distributions paid to holders of preferred partnership units........              (20,179)             (24,830)
     Distributions paid to minority interests............................              (19,015)             (15,206)
     Investment of minority interests....................................                    -               13,142
                                                                               ----------------     ----------------
                  Net cash provided by (used in) financing activities....               52,820              (23,481)
                                                                               ----------------     ----------------

Net increase in cash and cash equivalents................................              226,908              198,926
Cash and cash equivalents at the beginning of the period.................               49,347               89,467
                                                                               ----------------     ----------------
Cash and cash equivalents at the end of the period.......................       $      276,255       $      288,393
                                                                               ================     ================

                            See accompanying notes.
                                       4

                              PUBLIC STORAGE, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Amounts in thousands)

                                   (Unaudited)


                                                                                    For the Nine Months Ended
                                                                                          September 30,
                                                                               --------------------------------------
                                                                                    2002                 2001
                                                                               -----------------    -----------------
SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
     Business combinations (Note 3):
         Real estate facilities..........................................       $     (330,426)      $            -
         Other assets....................................................              (16,728)                   -
         Accrued and other liabilities...................................               23,891                    -
         Minority interest...............................................               14,806                    -

     Non-cash portion of aggregate purchase price of business
        combinations  (Note 3):
         Reduction in investment in real estate entities.................              160,236                    -
         Reduction in other assets.......................................                8,541                    -

     Note received in exchange for sale of real estate...................                 (210)                   -
     Real estate sold in exchange for note...............................                  210                    -

     Acquisition of minority interests for consideration including common stock:
         Real estate facilities..........................................              (39,318)                   -
         Minority interest...............................................              (25,105)                   -

     Issuance of common stock to acquire minority interests..............               37,904                    -

     Disposition of interests in the Consolidated Entities resulting in a loss of  $1,839 (Note 8):
         Increase in other assets........................................               (1,450)                   -
         Increase in minority interest...................................                3,289                    -

     Exchange of Series B Preferred Stock for Series T Preferred Stock:
         Reduction in Series B Preferred Stock outstanding...............               (2,150)                   -
         Increase in Series T Preferred Stock outstanding................                2,150                    -

     Series J Preferred Stock called for redemption (Note 9):
         Cumulative Preferred Stock......................................             (150,018)                   -
         Accrued and Other liabilities...................................              150,018                    -

                            See accompanying notes.
                                       5

                              PUBLIC STORAGE, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2002

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

              We invest in real estate facilities by acquiring wholly owned facilities or by acquiring interests in real estate entities which own facilities. At September 30, 2002 we had direct and indirect equity interests in 1,407 self-storage facilities located in 37 states and operating under the "Public Storage" name. We also have direct and indirect equity interests in approximately 15.2 million net rentable square feet of commercial space.

2.   Summary of Significant Account Policies
     ---------------------------------------

     Basis of Presentation
     ---------------------

              The consolidated financial statements include the accounts of the Company and 33 controlled entities (the "Consolidated Entities"). Collectively, the Company and the Consolidated Entities own a total of 1,376 real estate facilities, consisting of 1,371 self-storage facilities and five commercial properties. All intercompany transactions between the Company and any of the Consolidated Entities are eliminated in consolidation.

              At September 30, 2002, we had equity investments in eight limited partnerships in which we do not have a controlling interest. These limited partnerships collectively own 36 self-storage facilities, which are managed by the Company. In addition, we own approximately 44% of the common equity of PS Business Parks, Inc. ("PSB"), which owns and operates 14.8 million net rentable square feet of commercial space at September 30, 2002. We do not control these entities. Accordingly, our investment in these limited partnerships and PSB (these entities are referred to collectively as the "Unconsolidated Entities") are accounted for using the equity method.

              Certain amounts previously reported have been reclassified to conform to the September 30, 2002 presentation, including Discontinued Operations - Containerized Storage (See note 4).

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

              For purposes of financial statement presentation, we consider all highly liquid debt instruments with a maturity of three months or less to be cash equivalents.

              Due to the short period to maturity of our cash and cash equivalents, accounts receivable, other assets, and accrued and other liabilities, the carrying values as presented on the consolidated balance sheets are reasonable estimates of fair value. The carrying amount of mortgage notes receivable approximates fair value because the aggregate mortgage notes receivable's applicable interest rates approximate current market rates for similar loans.

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

     Evaluation of Asset Impairment
     ------------------------------

              In October 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"). In June 2001, the FASB issued Statement of Financial Accounting Standard No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). We adopted these statements effective January 1, 2002.

              We evaluate our long-lived assets on a quarterly basis for indicators of impairment. When indicators of impairment are detected in our evaluation, we evaluate the recoverability of such long-lived assets. We determine the assets' recoverable amount based upon (i) the fair value of our goodwill, or (ii) the estimated undiscounted cash flows of our other long-lived assets. If the asset's recoverable amount is less than the carrying value of the asset, then an impairment charge is booked for the excess of carrying value over the asset's fair value. Other than the impairment losses described below under "Discontinued Operations - Containerized Storage," our evaluations identified no such impairments at September 30, 2002.

              SFAS 144 also addresses the accounting for long-lived assets that are likely to be disposed of before the end of their previously estimated useful life. Such assets are to be reported at the lower of their carrying amount or fair value, less cost to sell.

     Other Assets
     ------------

              Other assets primarily consist of furniture, fixtures, equipment, and other such assets associated with the containerized storage operations, system development and computer software costs, assets associated with the truck rental business, accounts receivable, and prepaid expenses. Expenditures with respect to the containerized storage operations, system development and computer software costs, and truck rental business are included in "other investments" on the statements of cash flows. Accounts receivable from customers are net of allowances for doubtful accounts.

              Included in other assets with respect to the containerized storage business is furniture, fixtures, and equipment (net of accumulated depreciation) of $26,814,000 and $30,699,000 at September 30, 2002 and December 31, 2001, respectively.

              Included in depreciation and amortization expense for the three months ended September 30, 2002 and 2001 is $1,589,000 and $1,194,000,
     respectively, and $4,733,000 and $3,809,000 for the nine months ended September 30, 2002 and 2001, respectively, related to depreciation of other assets. Included in discontinued operations - containerized storage is depreciation expense of $184,000 and $185,000 for the three months ended September 30, 2002 and 2001, respectively, and $543,000 and $459,000 for the nine months ended September 30, 2002 and 2001, respectively, related to depreciation of furniture, fixtures, and equipment of the discontinued operations of the containerized storage business.

              Other assets at September 30, 2002 also include $11,480,000 in held to maturity debt securities owned by STOR-Re Mutual Insurance Company, Inc. (see Note 3) stated at amortized cost.

     Accrued and Other Liabilities
     -----------------------------

              Accrued and other liabilities consist primarily of trade payables, real and personal property tax accruals, accrued interest, and losses and loss adjustment liabilities, as discussed below.

              A newly consolidated entity, STOR-Re Mutual Insurance Company, Inc. ("Stor-RE") (Note 3), provides limited property and liability insurance coverage to the Company and affiliates of the Company. This entity accrues liabilities for losses and loss adjustments expense which at September 30, 2002 totaled $17,615,000. This liability includes an amount determined from loss reports and individual cases and an amount, based on recommendations from an outside actuary using a frequency and severity method, for losses incurred but not reported. Determining the liability for unpaid losses and loss adjustment expense is based upon estimates and, while we believe that the amount is adequate, the ultimate liability may be in excess of or less than the amounts provided. The methods for making such estimates and for establishing the resulting liability are continually reviewed.

              If multiple significant events occur, Stor-RE will not have sufficient capital to cover all of claims of the Company and its affiliates thereby exposing the Company and its affiliates to a level of uninsured risk. The Company's and its affiliates' maximum annual exposure for uninsured losses, assuming multiple significant events occur, is approximately $30 million.

     Intangible Assets and Goodwill
     ------------------------------

              Intangible assets consist of property management contracts ($165,000,000) and the excess of acquisition cost over the fair value of net tangible and identifiable intangible assets or "goodwill" ($94,719,000) acquired in business combinations.

              Prior to January 1, 2002, the Company amortized its goodwill using the straight-line method over a 25 year life. The Company's goodwill has an indeterminate life and, in accordance with the provisions of SFAS 142, amortization of goodwill ceased effective January 1, 2002. Our other intangibles continue to be amortized over a 25 year period.

              Goodwill is net of accumulated amortization of $16,515,000 at September 30, 2002 and December 31, 2001. At September 30, 2002, property management contracts are net of accumulated amortization of $45,456,000 ($40,503,000 at December 31, 2001). Included in depreciation and amortization expense for the three and nine months ended September 30, 2002 and for the same periods in 2001 is $1,651,000 and $4,953,000, respectively, with respect to the amortization of property management contracts. In addition, included in depreciation and amortization expense for the three and nine months ended September 30, 2001, is $677,000 and $2,031,000, respectively, relating to the amortization of goodwill.

     Revenue and Expense Recognition
     -------------------------------

              Property rents are recognized as earned. Equity in earnings of real estate entities is recognized based on our ownership interest in the earnings of each of the Unconsolidated Entities. Advertising costs are expensed as incurred. As described more fully in Note 11, compensation expense with respect to stock options granted after December 31, 2001 is recorded based upon the options' estimated fair value on the date of grant and their vesting period.

     Environmental Costs
     -------------------

              Our policy is to accrue environmental assessments and/or remediation cost when it is probable that such efforts will be required and the related cost can be reasonably estimated. Our current practice is to conduct environmental investigations in connection with property acquisitions. Although there can be no assurance, we are not aware of any environmental contamination of any of our facilities which individually or in the aggregate would be material to our overall business, financial condition, or results of operations.

     Net Income per Common Share
     ---------------------------

              Dividends paid to our preferred shareholders totaling $37,928,000 and $28,736,000 for the three months ended September 30, 2002 and 2001, respectively, and $111,704,000 and $85,508,000 for the nine months ended September 30, 2002 and 2001, respectively, have been deducted from net income to arrive at net income allocable to our common shareholders.

              Net income allocated to our common shareholders has been further allocated among our two classes of common stock; our regular common stock and our Equity Stock, Series A. The allocation among each class was based upon the two-class method. Under the two-class method, earnings per share for each class of common stock is determined according to dividends declared (or accumulated) and participation rights in undistributed earnings. Under the two-class method, the Equity Stock, Series A was allocated net income of approximately $5,375,000 and $16,126,000, for the three and nine months ended September 30, 2002, respectively, as compared to $5,314,000 and $14,080,000, respectively, for the same periods in 2001. The remaining $40,048,000 and $123,694,000 for the three and nine months ended September 30, 2002, respectively, and $49,554,000 and $140,424,000, for the three and nine months ended September 30, 2001, respectively, was allocated to the regular common shares.

              Basic net income per share is computed using the weighted average common shares (prior to the dilutive impact of stock options outstanding). Diluted net income per common share is computed using the weighted average common shares outstanding (adjusted for stock options). Distributions per share of Class B common stock are equal to 97% of the per share distribution paid to the Company's regular common shares. As a result of this participation in distribution of earnings, for purposes of computing net income per common share, the Company includes 6,790,000 (7,000,000 x 97%) Class B common shares in the weighted average common equivalent shares for the three and nine months ended September 30, 2001 and the three months ended March 31, 2002.

              As of March 31, 2002, the remaining contingency for the conversion of the Class B common stock into regular common stock has been satisfied (see Note 9) and the Class B common stock will convert into 7,000,000 shares of common stock on January 1, 2003. As a result, beginning April 1, 2002, 7,000,000 Class B common shares are included in the weighted average common equivalent shares.

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

     STOR-Re Mutual Insurance Company, Inc.
     --------------------------------------

              As a result of obtaining a controlling ownership interest, effective July 1, 2002 we began consolidating STOR-Re Mutual Insurance Company, Inc. ("Stor-RE"). As a result, we began including the assets and liabilities of Stor-RE on our financial statements, and eliminated our pre-existing investment in this entity, which at June 30, 2002 was classified as an Other Asset in the amount of $8,541,000. Our pre-existing investment was allocated to the cash, other assets, and liabilities of Stor-RE as described in the table below.

              Stor-RE, which was formed in 1994, is an association captive insurance company owned by the Company and affiliates. Stor-RE provides limited property and liability insurance to the Company and affiliates. The Company also utilizes other insurance carriers to provide property and liability coverage in excess of Stor-RE's limitations. Stor-RE offers insurance only to the Company and its affiliates.

              Prior to July 1, 2002, the insurance premiums paid to Stor-RE are included in property operating expenses. After June 30, 2002, the amounts incurred by Stor-RE with respect to the Company and the Consolidated entities are presented as property operating expenses. The insured liability costs incurred by Stor-RE are substantially equivalent to the premiums paid by the Company and its affiliates; accordingly, the consolidation of Stor-RE had no material impact upon the Company's income statement. The net operating results of Stor-RE with respect to its insurance services provided to the Unconsolidated Entities are included in "interest and other income."

     Other Partnerships
     ------------------

              As a result of obtaining a controlling ownership interest, we began to consolidate the accounts of two publicly-held limited partnerships owning 31 self-storage facilities in which we are the general partner, effective January 1, 2002. Our $45,105,000 investment at December 31, 2001 was allocated to the cash, other assets, liabilities, and minority interests of these entities as described in the table below. Previously, we accounted for our investment in these entities using the equity method of accounting.

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

              Each of the transactions indicated above has been accounted for using the purchase method. Accordingly, allocations of our acquisition cost (consisting of our preexisting investment and the cost of acquisition of interests acquired in connection with the transaction) was allocated to the net assets acquired based upon the fair value of such assets and liabilities assumed with respect to the transactions. Accordingly, allocations of the total acquisition cost to the net assets acquired were made based upon the fair value of such assets and liabilities assumed. The allocations were as follows with respect to the business combinations completed during 2002:

2002 Business Combinations
--------------------------

                                        Development                          Other
                                       Joint Venture       Stor - RE      Partnerships         Total
                                       --------------   --------------   --------------   --------------
                                                           (amounts in thousands)

  Real estate facilities.........       $    269,898     $         -     $     60,528     $    330,426
  Cash (a).......................                  -           12,647             751           13,398
  Other assets...................              1,122           14,553           1,053           16,728
  Minority interest..............                  -                -         (14,806)         (14,806)
  Accrued and other liabilities..             (2,811)         (18,659)         (2,421)         (23,891)
                                       --------------   --------------   --------------   --------------
                                        $    268,209     $     8,541     $     45,105     $    321,855
                                       ==============   ==============   ==============   ==============

(a) This represents the cash held by the entity immediately prior to the business combination.

              The historical operating results of the above acquisitions prior to each respective acquisition date have not been included in the Company's historical operating results. Pro forma data (unaudited) for the nine months ended September 30, 2002 and 2001 as though the business combinations above had been effective at the beginning of fiscal 2001 are as follows:

                                                For the Nine Months Ended
                                                      September 30,
                                           ---------------------------------
                                               2002                  2001
                                           ---------------   ---------------
                                                 (amounts in thousands)
Revenues...............................     $     640,646     $     637,783
Net income.............................     $     251,300     $     245,646
Net income per common share (Basic)....     $        1.01     $        1.18
Net income per common share (Diluted)..     $        0.99     $        1.17

              The pro forma data does not purport to be indicative either of results of operations that would have occurred had the transactions occurred at the beginning of fiscal 2001 or the future results of operations of the Company. Certain pro forma adjustments were made to the combined historical amounts to reflect (i) expected reductions in general and administrative expenses, (ii) estimated increased interest expense from bank borrowings to finance the cash portion of the acquisition cost and
     (iii) estimated increase in depreciation expense.

4.   Discontinued Operations - Containerized Storage
     -----------------------------------------------

              SFAS No. 144, which was adopted by the Company on January 1, 2002, addresses accounting for discontinued operations. The Statement requires the segregation of all disposed components of an entity with operations that (i) can be distinguished from the rest of the entity and (ii) will be eliminated from the ongoing operations of the entity in a disposal transaction.

              During the nine months ended September 30, 2002, management adopted a business plan that included the closure of certain non-strategic containerized storage facilities (the "Closed Facilities"), representing components of the containerized storage segment. The related assets of the Closed Facilities (consisting primarily of storage containers) were deemed not recoverable from future operations, and as a result an asset impairment charge for the excess of these assets' net book value over their fair value was recorded. The impairment charges totaled $2,718,000 for the three and nine months ended September 30, 2002. In addition, lease termination costs, representing the expected remaining lease liability following closure of the facilities, were recorded in the amount of $2,073,000 for the three and nine months ended September 30, 2002.

              In accordance with SFAS 144, the historical operations of the Closed Facilities (including the asset impairment and lease termination costs) are classified as discontinued operations, with the rental income, cost of operations, and depreciation expense with respect to these facilities for current and prior periods included in the line-item "Discontinued Operations - Containerized Storage" on the income statement.

              Following are the amounts with respect to the Closed Facilities that are included in Discontinued Operations - Containerized Storage.

Discontinued Operations - Containerized
---------------------------------------
Storage Facilities
------------------

                                                Three Months Ended September 30,           Nine Months Ended September 30,
                                            ----------------------------------------  ----------------------------------------
                                                2002          2001         Change         2002          2001          Change
                                            ------------  ------------  ------------  ------------  ------------  ------------
                                                                          (amounts in thousands)
Rental income (a).......................     $    1,473    $    1,622    $     (149)   $    4,534    $    3,814     $      720

Costs and Expenses:
    Cost of operations (a)..............          1,553         1,262           291         5,354         3,075          2,279
    Facility lease expense (a)..........            247           242             5           797           711             86
                                            ------------  ------------  ------------  ------------  ------------  ------------
   Total Cost and expenses                        1,800         1,504           296         6,151         3,786          2,365

Net operating income before depreciation
   and charges..........................           (327)          118          (445)       (1,617)           28         (1,645)

Depreciation (a)........................            184           185            (1)          543           459             84
Asset impairment and lease termination
   charges (b)..........................          4,791             -         4,791         4,791             -          4,791
                                            ------------  ------------  ------------  ------------  ------------  ------------
   Net discontinued operations..........     $   (5,302)   $      (67)   $   (5,235)   $   (6,951)   $     (431)    $   (6,520)
                                            ============  ============  ============  ============  ============  ============

(a) These amounts represent the historical operations of the facilities prior to their closure. Amounts with respect to these facilities were classified as containerized storage rental income, containerized storage - cost of operations, and depreciation expense in the Company's June 30, 2002 financial statements. Costs of operations for the nine months ended September 30, 2002 includes $898,000 in expenses with respect to container obsolescence.

(b) Amounts for the quarter ended September 30, 2002 include $2,718,000 in asset impairment charges and lease termination costs totaling $2,073,000.

(c) The losses of the Discontinued Operations are $0.04 and $0.06 per diluted common share for the three and nine months ended September 30, 2002, respectively, and $0.00 and $0.00 for the same periods in 2001.

              Other than lease termination costs, there are no significant assets or liabilities of the discontinued operations.

5.   Real Estate Facilities
     ----------------------

              Activity in real estate facilities during 2002 is as follows:

                                                                In thousands
                                                              ----------------
Operating facilities, at cost:
   Balance at December 31, 2001........................        $    4,431,054
   Developed facilities................................               115,457
   Property acquisitions:
     Business combinations (Note 3)....................               330,426
     From third parties................................                29,899
   Acquisition of minority interests (Note 8)..........                39,318
   Capital improvements................................                16,041
                                                              ----------------
   Balance at September 30, 2002.......................             4,962,195
                                                              ----------------

Accumulated depreciation:
   Balance at December 31, 2001........................              (819,932)
   Additions during the year...........................              (125,371)
                                                              ----------------
   Balance at September 30, 2002.......................              (945,303)
                                                              ----------------

Construction in process:
   Balance at December 31, 2001........................               121,181
   Current development.................................                77,408
   Developed facilities................................              (115,457)
                                                              ----------------
   Balance at September 30, 2002.......................                83,132
                                                              ----------------

Land held for development:
   Balance at December 31, 2001........................                30,001
   Dispositions........................................                (5,532)
                                                              ----------------
   Balance at September 30, 2002.......................                24,469
                                                              ----------------

Total real estate facilities...........................        $    4,124,493
                                                              ================

              During the nine months ended September 30, 2002, we opened 14 newly developed facilities with an aggregate cost of $94,599,000, and expansions of storage facilities with an aggregate cost of $20,858,000. In addition, during the nine months ended September 30, 2002, we acquired nine self-storage facilities, in separate transactions, for $29,899,000 cash.

              During the nine months ended September 30, 2002, we sold one plot of land for $5,532,000, consisting of $5,322,000 of cash and a note receivable in the amount of $210,000. No gain or loss was recorded on this sale.

              Construction in process at September 30, 2002 consists primarily of 25 storage facilities and six expansion projects to existing self-storage facilities. In addition, we have ten parcels of land held for development with total costs of approximately $24,469,000.

              Our policy is to capitalize interest incurred on debt during the course of construction of our self-storage facilities. Interest capitalized during the three and nine months ended September 30, 2002 was $1,374,000 and $4,646,000, respectively, compared to $2,044,000 and $6,263,000, respectively, for the same periods in 2001.

6.   Investment in Real Estate Entities
     ----------------------------------

              At September 30, 2002, our investment in real estate entities consists of our ownership interests in eight partnerships, which principally own self-storage facilities, and our ownership interest in PSB (defined below). These interests are non-controlling interests of less than 50% and are accounted for using the equity method of accounting. Accordingly, earnings are recognized based upon our ownership interest in each of the entities. The accounting policies of these entities are similar to the Company's.

              The following table sets forth the Company's equity in earnings of real estate entities for the three and nine months ended September 30, 2002 (amounts in thousands):

                                            Equity in Earnings of Real         Equity in Earnings of Real
                                           Estate Entities for the Three      Estate Entities for the Nine
                                            Months Ended September 30,         Months Ended September 30,
                                          --------------------------------   --------------------------------
                                               2002             2001              2002             2001
                                          --------------    --------------   --------------    --------------
PSB (a).............................       $      5,351      $      5,343     $     17,680      $     17,004
Newly consolidated investments (b)..                  -             2,456              223             7,090
Other investments...................              2,132             2,027            5,836             4,818
                                          --------------    --------------   --------------    --------------
  Total.............................       $      7,483      $      9,826     $     23,739      $     28,912
                                          ==============    ==============   ==============    ==============

(a) Included in equity in earnings for the three and nine months ended September 30, 2002 is our pro rata share of PSB's gain on sale of real estate in the amount of $483,000 and $2,724,000, respectively.

(b) As described in Note 3, in the first quarter of 2002 we began consolidating the results of the Development Joint Venture and two other partnerships, and as a result eliminated our investment in the three months ended March 31, 2002.

              The following table sets forth our investments in real estate entities at September 30, 2002 and December 31, 2001, and our distributions received from the real estate entities in the nine months ended September 30, 2002 and 2001 (amounts in thousands):

                                                                             Distributions from Real Estate
                                            Investments in Real Estate        Entities for the Nine Months
                                                    Entities at                    Ended September 30,
                                          --------------------------------   --------------------------------
                                          September 30,     December 31,
                                               2002             2001              2002             2001
                                          --------------    --------------   --------------    --------------

PSB.................................       $    270,767      $    267,472     $     14,385      $     10,958
Newly consolidated investments (a)..                  -           160,013                -               888
Other investments...................             56,854            51,815            1,135             3,761
                                          --------------    --------------   --------------    --------------
  Total.............................       $    327,621      $    479,300     $     15,520      $     15,607
                                          ==============    ==============   ==============    ==============

(a) As described in Note 3, in the first quarter of 2002 we began consolidating the results of the Development Joint Venture and two other partnerships, and as a result eliminated our investment in the three months ended March 31, 2002.

              Following is a description of PSB, the Newly Consolidated Investments, and the Other Investments.

     Investment in PSB
     -----------------

              At September 30, 2002, the Company and the Consolidated Entities had a 44% common equity interest in PS Business Parks, Inc., a REIT traded on the American Stock Exchange, and an operating partnership controlled by PS Business Parks, Inc. (collectively, the REIT and the operating partnership are referred to as "PSB"). This 44% common equity interest is comprised of the ownership of 5,418,273 shares of common stock and 7,305,355 limited partnership units in the operating partnership. These limited partnership units are convertible at our option, subject to certain conditions, on a one-for-one basis into PSB common stock. Based upon PSB's trading price at September 30, 2002 ($34.00), the shares and units had a market value of approximately $432.6 million.

              At September 30, 2002, PSB owned and operated 14.8 million net rentable square feet of commercial space located in nine states. PSB also manages the commercial space owned by the Company and the Consolidated Entities.

              Our pro-rata share of earnings and distributions from PSB, as well as our investment balance, are denoted in the tables above. The following table sets forth the condensed consolidated statements of operations and the condensed consolidated balance sheets of PSB. These amounts below represent 100% of PSB's balances and not our pro-rata share.

PSB
---

                                                           For the Nine Months Ended
                                                                 September 30,
                                                     ---------------------------------------
                                                           2002                 2001
                                                     ------------------   ------------------
                                                             (amounts in thousands)
Total revenue..................................       $        150,336     $        121,229
Cost of operations and other expenses..........                (47,402)             (36,010)
Gain on disposition of real estate investments.                  6,548                   15
Depreciation and amortization..................                (42,885)             (30,058)
Discontinued operations........................                   1,677                1,711
Gain on disposition of real estate investments.                  6,548                   15
Minority interest..............................                (24,256)             (19,743)
                                                     ------------------   ------------------
  Net income...................................       $         44,018     $         37,144
                                                     ==================   ==================

                                                     At September 30,      At December 31,
                                                           2002                 2001
                                                     ------------------   ------------------
Total assets (primarily real estate)...........       $      1,138,136     $      1,169,955
Total debt.....................................                 77,720              165,145
Other liabilities..............................                 32,335               45,188
Preferred equity and preferred minority interest               368,700              318,750
Common equity and common minority interest.....                659,381              640,872


     Newly Consolidated Investments
     ------------------------------

              As described in Note 3, effective in the first quarter of 2002, we began consolidating the results of the Development Joint Venture and two other partnerships, and as a result eliminated our pre-existing investment of $160,236,000 ($160,013,000 at December 31, 2001). Prior to their respective dates of consolidation, these entities were accounted for on the equity method of accounting. The Company's operating results and investments with respect to these entities are included as the "Newly Consolidated Investments" in the tables above.

     Other Investments
     -----------------

              At September 30, 2002, the Other Investments consist primarily of an average 40% common equity ownership in eight limited partnerships (collectively, the "Other Investments") owning an aggregate of 36 storage facilities. During the nine months ended September 30, 2002, we invested a total of $338,000 in the Other Investments.

              Our pro-rata share of earnings and distributions from these entities as well as our investment balances are denoted in the tables above. The following table sets forth certain condensed financial information (representing 100% of these entities' balances and not our pro-rata share) with respect to the Other Investments:

Other Investments
-----------------


                                                      For the Nine Months Ended September 30,
                                                     ----------------------------------------
                                                           2002                 2001
                                                     ------------------   -------------------
                                                             (amounts in thousands)
Total revenue..................................       $         19,960     $         19,477
Cost of operations and other expenses..........                 (7,027)              (6,983)
Depreciation and amortization..................                 (1,903)              (1,919)
                                                     ------------------   -------------------
   Net income..................................       $         11,030     $         10,575
                                                     ==================   ===================

                                                     At September 30,      At December 31,
                                                           2002                 2001
                                                     ------------------   -------------------
Total assets (primarily storage facilities)....       $         59,467     $         61,046
Total debt.....................................                  6,741               11,357
Other liabilities..............................                    915                1,233
Partners' equity...............................                 51,811               48,456


7.   Revolving Line of Credit
     ------------------------

              Our $200 million revolving line of credit (the "Credit Agreement") has a maturity date of October 31, 2004 and bears an annual interest rate ranging from the London Interbank Offered Rate ("LIBOR") plus 0.45% to LIBOR plus 1.50% depending on our credit ratings (currently LIBOR plus 0.45%). In addition, we are required to pay a quarterly commitment fee ranging from 0.20% per annum to 0.30% per annum depending on our credit ratings (currently the fee is 0.20% per annum). At September 30, 2002, we had no borrowings on our line of credit.

              The Credit Agreement includes various covenants, the more significant of which requires us to (i) maintain a balance sheet leverage ratio of less than 0.50 to 1.00, (ii) maintain certain quarterly interest and fixed-charge coverage ratios (as defined) of not less than 2.50 to 1.0 and 1.75 to 1.0, respectively, and (iii) maintain a minimum total shareholders' equity (as defined). In addition, we are limited in our ability to incur additional borrowings (we are required to maintain unencumbered assets with an aggregate book value equal to or greater than two times our unsecured recourse debt). We were in compliance with all the covenants of the Credit Agreement at September 30, 2002.

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

     Preferred Partnership Interests
     -------------------------------

              During 2000, one of our consolidated operating partnerships issued an aggregate $365.0 million of preferred partnership units: March 17, 2000
     - $240.0 million of 9.5% Series N Cumulative Redeemable Perpetual Preferred Units, March 29, 2000 - $75.0 million of 9.125% Series O Cumulative Redeemable Perpetual Preferred Units, and August 11, 2000 - $50.0 million of 8.75% Series P Cumulative Redeemable Perpetual Preferred Units.

              In August 2001, we repurchased $30 million of the 9.125% Series O Cumulative Redeemable Perpetual Preferred Units and in October 2001, we repurchased all of the 8.75% Series P Cumulative Redeemable Perpetual Preferred Units. The units were repurchased at an amount equal to the original issuance price.

              For the nine months September 30, 2002 and 2001, the holders of the preferred units were paid an aggregate of approximately $20,179,000 and $24,830,000, respectively, in distributions and received an equivalent allocation of minority interest in earnings.

              The following table summarizes the preferred partnership units outstanding at September 30, 2002 and December 31, 2001:

       Series         Distribution Rate  Units Outstanding   Carrying Amount
--------------------  -----------------  -----------------   ---------------
                                                (amounts in thousands)
Series N.........            9.500%             9,600           $240,000
Series O.........            9.125%             1,800             45,000
                                         -----------------   ---------------
   Total.........                              11,400           $285,000
                                         =================   ===============

              These preferred units are not redeemable during the first 5 years after issuance. Thereafter, at our option, we can call the units for redemption at the issuance amount plus any unpaid distributions. The units are not redeemable by the holder. Subject to certain condition, the Series N preferred units are convertible into shares of 9.5% Series N Cumulative Preferred Stock, and the Series O preferred units are convertible into shares of 9.125% Series O Cumulative Preferred Stock of the Company.

     Other Partnership Interests
     ---------------------------

              The following table sets forth the minority interest at September 30, 2002 and December 31, 2001, as well as the distributions paid to minority interest for the nine months September 30, 2002 and 2001 with respect to the other partnership interests (amounts in thousands):

                                                                                    Distributions to Minority Interests
                                                     Minority Interest at           for the Nine Months Ended September 30,
                                              -----------------------------------   ---------------------------------------
                                               September 30,        December 31,
                Description                        2002                 2001              2002                 2001
-----------------------------------------     ----------------   ----------------   ----------------    -------------------
Consolidated Development Joint Venture..       $       77,069     $       82,879     $        7,384      $        4,633
Convertible Partnership Units...........                6,340              6,418                321                 212
Newly consolidated partnerships.........               18,388                  -              2,127                   -
Other consolidated partnerships.........               55,063             80,304              9,183              10,361
                                              ----------------   ----------------   ----------------    -------------------
  Total other partnership interests.....       $      156,860     $      169,601     $       19,015      $       15,206
                                              ================   ================   ================    ===================

                                       18

              Income is allocated to the minority interests based upon their pro-rata interest in the operating results of the Consolidated Entities. The following table sets forth the income allocated to minority interests with respect to the Other Partnership interests for the three and nine months ended September 30, 2002 and 2001 (amounts in thousands):

                                             Minority Interest in Income for the    Minority Interest in Income for the
                                               Three Months Ended September 30,       Nine Months Ended September 30,
                                             -------------------------------------  -------------------------------------
                Description                        2002               2001                2002               2001
----------------------------------------     ------------------ ------------------  ------------------ ------------------
Consolidated Development Joint Venture..       $          938     $          500     $        1,574      $          725
Convertible Partnership Units...........                   81                110                243                 297
Newly consolidated partnerships.........                  789                  -              2,420                   -
Other consolidated partnerships.........                2,974              3,570              9,047               9,518
                                             ------------------ ------------------  ------------------ ------------------
  Total other partnership interests.....       $        4,782     $        4,180     $       13,284      $       10,540
                                             ================== ==================  ================== ==================

              Following is a description of each of the Other Partnership Interests and a description of the other transactions affecting the minority interests in these entities.

     Consolidated Development Joint Venture
     --------------------------------------

              In November 1999, we formed a development joint venture (the "Consolidated Development Joint Venture") with a joint venture partner (PSAC Storage Investors, LLC) whose partners include an institutional investor and B. Wayne Hughes ("Mr. Hughes"), chairman of the Company, to develop approximately $100 million of self-storage facilities and to purchase $100 million of the Company's Equity Stock, Series AAA (see Note
     9). In consolidation, the Equity Stock Series AAA and the related dividend income have been eliminated.

              At September 30, 2002, the Consolidated Development Joint Venture was fully committed having completed construction on all 22 storage facilities for a total cost of approximately $108 million.

              The Consolidated Development Joint Venture is funded solely with equity capital consisting of 51% from the Company and 49% from PSAC Storage Investors. The accounts of the Consolidated Development Joint Venture are included in the Company's consolidated financial statements. The accounts of PSAC Storage Investors are not included in the Company's consolidated financial statements, as the Company has no ownership interest in this entity. Minority interests primarily represent the total contributions received from PSAC Storage Investors combined with the accumulated net income allocated to PSAC Storage Investors, net of cumulative distributions. The amounts included in our financial statements with respect to the minority interest in the Consolidated Development Joint Venture are denoted in the tables above.

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

              PSAC Storage Investors, LLC provides Mr. Hughes with a fixed yield of approximately 8.0% per annum on his preferred non-voting interest (representing an investment of approximately $64.1 million at September 30, 2002). In addition, Mr. Hughes receives 1% of the remaining cash flow of PSAC Storage Investors, LLC (estimated to be less than $50,000 per year). If PSAC Storage Investors, LLC does not elect to cause an early termination, Mr. Hughes' 1% interest in residual cash flow can increase to 10%.

     Convertible Partnership Units
     -----------------------------

              As of September 30, 2002, one of our Consolidated Entities had approximately 237,935 convertible partnership units ("Convertible Units") outstanding, representing a limited partnership interest in one of the Consolidated Entities. The Convertible Units are convertible on a one-for-one basis (subject to certain limitations) into common shares of the Company at the option of the unitholder. Minority interest in income with respect to the Convertible Units reflects an allocation of net income on a per unit basis equal to diluted earnings per common share. During the nine months ended September 30, 2002, no units were converted.

     Newly Consolidated Partnerships
     -------------------------------

              As described in Note 3, we began consolidating the results of two other partnerships owning 31 properties, and as a result, minority interest increased by $14,806,000 in the first quarter of 2002.

     Other Consolidated Partnerships
     -------------------------------

              The minority interests in the Other Consolidated Partnerships at September 30, 2002 reflect the common equity interests that the Company does not own in 23 entities owning an aggregate of 141 real estate facilities.

              On April 19, 2002, we acquired through a merger all of the remaining minority interest we did not own in PS Partners V, Ltd. The acquisition cost consisted of 533,796 shares ($20,054,000) of our common stock and cash of approximately $12,815,000. This acquisition had the effect of reducing minority interest by $12,342,000, with the excess of cost over underlying book value ($20,527,000) allocated to real estate.

              On September 19, 2002, we acquired through a merger all of the remaining minority interest we did not own in PS Partners VI, Ltd. The acquisition cost consisted of 557,812 shares ($17,850,000) of our common stock and cash of approximately $12,347,000. This acquisition had the effect of reducing minority interest by $12,260,000, with the excess of cost over underlying book value ($17,937,000) allocated to real estate.

              In addition, during the nine months ended September 30, 2002, we acquired minority interests in the Other Consolidated Partnerships for an aggregate cash cost of $1,357,000. These acquisitions had the effect of reducing minority interest by $503,000, with excess of cost over underlying book value ($854,000) allocated to real estate.

              In the second quarter of 2002, we recorded the pending sale of a partnership interest in the Consolidated Entities for an aggregate of $1,450,000. We recorded a loss on sale of the interest in the amount of $1,839,000. As a result of this pending sale, minority interest increased by $3,289,000.

9.   Shareholders' Equity
     --------------------

     Preferred Stock
     ---------------

              At September 30, 2002 and December 31, 2001, we had the following series of Preferred Stock outstanding:

                                                              At September 30, 2002                 At December 31, 2001
                                                         --------------------------------     --------------------------------
                                                             Shares           Carrying           Shares           Carrying
                                  Dividend Rate           Outstanding          Amount          Outstanding         Amount
                                -----------------        --------------   ---------------     --------------   ---------------
                                                                             (dollar amounts in thousands)
Series A................             10.000%                         -     $           -        1,825,000      $     45,625
Series B................              9.200%                 2,300,000            57,500        2,386,000            59,650
Series C................            Adjustable               1,200,000            30,000        1,200,000            30,000
Series D................              9.500%                 1,200,000            30,000        1,200,000            30,000
Series E................             10.000%                 2,195,000            54,875        2,195,000            54,875
Series F................              9.750%                 2,300,000            57,500        2,300,000            57,500
Series J (a)............              8.000%                         -                 -            6,000           150,000
Series K................              8.250%                     4,600           115,000            4,600           115,000
Series L................              8.250%                     4,600           115,000            4,600           115,000
Series M................              8.750%                     2,250            56,250            2,250            56,250
Series Q................              8.600%                     6,900           172,500            6,900           172,500
Series R................              8.000%                    20,400           510,000           20,400           510,000
Series S................              7.875%                     5,750           143,750            5,750           143,750
Series T................              7.625%                     6,086           152,150                -                 -
Series U................              7.625%                     6,000           150,000                -                 -
Series V................              7.500%                     6,900           172,500                -                 -
                                                         --------------   ---------------     --------------   ---------------
  Total Senior Preferred Stock.....................          9,258,486     $   1,817,025       11,156,500      $  1,540,150
                                                         ==============   ===============     ==============   ===============

(a) On September 3, 2002, the Series J preferred stock was called for redemption and on October 7, 2002 it was redeemed at par. Accordingly, the Series J preferred stock has been classified as a liability at September 30, 2002.

              We issued the Series T preferred stock on January 18, 2002, resulting in net proceeds from the issuance of approximately $145,075,000, the Series U preferred stock on February 19, 2002, resulting in net proceeds from the issuance of approximately $145,075,000 and the Series V preferred stock on September 30, 2002, resulting in net proceeds from the issuance of approximately $166,866,000. On September 30, 2002, the Series A preferred stock was redeemed at par for a total cost, which includes redemption costs, of $45,643,000.

              On August 30, 2002, in a privately negotiated transaction, we exchanged an aggregate of 86,000 shares (par value of $2,150,000) of our Preferred Stock, Series B for 86 shares (representing 86,000 depositary shares with a par value of $2,150,000) of our Preferred Stock, Series T.

              In addition, on October 7, 2002, we redeemed all outstanding shares of our 8.00% Cumulative Preferred Stock, Series J held by the depositary and, as a result, the depositary redeemed in full all outstanding depositary shares representing interests in the Series J Preferred Stock at a redemption price of $25 per depositary share for a total of $150,000,000 plus accrued dividends.

              The Series B through Series V preferred stock (collectively the "Senior Preferred Stock") have general preference rights with respect to liquidation and quarterly distributions. Holders of the preferred stock, except under certain conditions and as noted above, will not be entitled to vote on most matters. In the event of a cumulative arrearage equal to six quarterly dividends or failure to maintain a Debt Ratio (as defined) of 50% or less, holders of all outstanding series of preferred stock (voting as a single class without regard to series) will have the right to elect two additional members to serve on the Company's Board of Directors until events of default have been cured. At September 30, 2002, there were no dividends in arrears and the Debt Ratio was 2.0%.

              Except under certain conditions relating to the Company's qualification as a REIT, the Senior Preferred Stock is not redeemable prior to the following dates: Series B - March 31, 2003, Series C - June 30, 1999, Series D - September 30, 2004, Series E - January 31, 2005, Series F
     - April 30, 2005, Series J - August 31, 2002, Series K - January 19, 2004, Series L - March 10, 2004, Series M - August 17, 2004, Series Q - January 19, 2006, Series R - September 28, 2006, Series S - October 31, 2006, Series T - January 18, 2007, Series U - February 19, 2007 and Series V - September 30, 2007. On or after the respective dates, each of the series of Senior Preferred Stock will be redeemable (the Series C and J are presently redeemable) at the option of the Company, in whole or in part, at $25 per share (or depositary share in the case of the Series J through Series V), plus accrued and unpaid dividends.

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

     Equity Stock, Series A
     ----------------------

              At September 30, 2002, we had 8,776,102 depositary shares outstanding, each representing 1/1,000 of a share of Equity Stock, Series A ("Equity Stock A"). The Equity Stock A ranks on a parity with common stock and junior to the Senior Preferred Stock with respect to general preference rights and has a liquidation amount which cannot exceed $24.50 per share. Distributions with respect to each depositary share shall be the lesser of:
     (i) five times the per share dividend on the Common Stock or (ii) $2.45 per annum. We have no obligation to pay distributions on the depositary shares if no distributions are paid to common shareholders.

              Except in order to preserve the Company's federal income tax status as a REIT, we may not redeem the depositary shares before March 31, 2010. On or after March 31, 2010, we may, at our option, redeem the depositary shares at $24.50 per depositary share. If the Company fails to preserve its federal income tax status as a REIT, the depositary shares will be convertible at the option of the shareholder into .956 shares of common stock. The depositary shares are otherwise not convertible into common stock. Holders of depositary shares votes as a single class with our holders of common stock on shareholder matters, but the depositary shares have the equivalent of one-tenth of a vote per depositary share.

     Equity Stock, Series AA
     -----------------------

              In June 1997, we contributed $22,500,000 (225,000 shares) of equity stock, now designated as Equity Stock, Series AA (Equity Stock AA") to a partnership in which we are the general partner. The Company has a controlling interest in the partnership and therefore consolidates the accounts of the partnership. As a result, the Equity Stock AA is eliminated in consolidation. The Equity Stock AA ranks on a parity with Common Stock and junior to the Senior Preferred Stock with respect to general preference rights and has a liquidation amount of ten times the amount paid to each Common Share up to a maximum of $100 per share. Quarterly distributions per share on the Equity Stock AA are equal to the lesser of (i) 10 times the amount paid per share of Common Stock or (ii) $2.20. We have no obligation to pay distributions on these shares if no distributions are paid to common shareholders.

              If the Company determines that it is necessary to maintain its status as a Real Estate Investment Trust, subject to certain limitations it may cause the redemption of shares of Equity Stock, Series AA at a price of $100 per share. The shares are not otherwise redeemable or convertible into shares of any other class or series of the Company's capital stock. Other than as required by law, the Equity Stock, Series AA has no voting rights.

     Equity Stock, Series AAA
     ------------------------

              In November 1999, we sold $100,000,000 (4,289,544 shares) of
     Equity Stock, Series AAA ("Equity Stock AAA") to a newly formed joint venture. We control the joint venture and consolidate the accounts of the joint venture, and accordingly the Equity Stock AAA is eliminated in consolidation. The Equity Stock AAA ranks on a parity with common stock and junior to the Senior Preferred Stock (as defined below) with respect to general preference rights, and has a liquidation amount equal to 120% of the amount distributed to each common share. Annual distributions per share are equal to the lesser of (i) five times the amount paid per common share or (ii) $2.1564. We have no obligation to pay distributions on these shares if no distributions are paid to common stockholders.

              Upon liquidation of the Consolidated Development Joint Venture, at the Company's option either a) each share of Equity Stock, Series AAA shall convert into 1.2 shares of our common stock or b) the Company can redeem the Equity Stock, Series AAA at a per share amount equal to 120% of the market price of our common stock. In addition, if the Company determines that it is necessary to maintain its status as a Real Estate Investment Trust, subject to certain limitations it may cause the redemption of shares of Equity Stock, Series AAA at a per share amount equal to 120% of the market price of our common stock. The shares are not otherwise redeemable or convertible into shares of any other class or series of the Company's capital stock. Other than as required by law, the Equity Stock, Series AAA has no voting rights.

     Common Stock
     ------------

              The Company's Board of Directors authorized the repurchase from time to time of up to 25,000,000 shares of the Company's common stock on the open market or in privately negotiated transactions. From the initial authorization through September 30, 2002, we have repurchased a total of 21,497,020 shares of common stock at an aggregate cost of approximately $535.9 million.

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

     Dividends
     ---------

              The following table summarizes dividends declared and paid during the nine months ended September 30, 2002:


                                     Distributions per
                                 Share or Depositary Share   Total Distributions
                                 -------------------------   -------------------
Preferred Stock:
   Series A...................           $1.875                $     3,422,000
   Series B...................           $1.768                      4,066,000
   Series C...................           $1.266                      1,519,000
   Series D...................           $1.781                      2,137,000
   Series E...................           $1.875                      4,116,000
   Series F...................           $1.828                      4,205,000
   Series J...................           $1.500                      9,000,000
   Series K...................           $1.547                      7,116,000
   Series L...................           $1.547                      7,116,000
   Series M...................           $1.641                      3,690,000
   Series Q...................           $1.613                     11,126,000
   Series R...................           $1.500                     30,600,000
   Series S...................           $1.477                      8,490,000
   Series T...................           $1.333                      8,111,000
   Series U...................           $1.165                      6,990,000
   Series V...................            -                                  -
                                                             -------------------
                                                                   111,704,000
Common Stock:
   Equity Stock, Series A.....           $1.838                     16,126,000
   Common ....................           $1.350                    156,520,000
   Class B Common.............           $1.310                      9,167,000
                                                             -------------------
      Total Dividends.........                                 $   293,517,000
                                                             ===================

              The dividend rate on the Series T and the Series U preferred stock was prorated from January 18, 2002 and February 19, 2002, the respective dates of issuance, through March 31, 2002. The dividend rate on the Series C Preferred Stock for the third quarter of 2002 was equal to 6.75% per annum. The dividend rate per annum will be adjusted quarterly and will be equal to the highest of one of three U.S. Treasury indices (Treasury Bill Rate, Ten Year Constant Maturity Rate, or Thirty Year Constant Maturity
     Rate) multiplied by 110%. However, the dividend rate for any dividend period will neither be less than 6.75% per annum nor greater than 10.75%. The dividend rate for the quarter ending December 31, 2002 will be equal to 6.75% per annum.

10.  Segment Information
     -------------------

              For a description of each of our reportable segments, our policies relating to the measurement of segment profit or loss and segment assets, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2001.

              The following table reconciles the performance of each segment, in terms of segment revenues, of our consolidated revenues.

Reconciliation of Revenues by Segment
-------------------------------------

                                            Three Months Ended September 30,                Nine Months Ended September 30,
                                      ---------------------------------------------   --------------------------------------------
                                          2002            2001           Change          2002            2001           Change
                                      -------------   -------------   -------------   -------------  -------------   -------------
                                                                        (amounts in thousands)
Self-Storage property rentals.....     $   196,386     $   186,615     $     9,771     $   573,980    $   537,530     $    36,450
Commercial property rentals.......           2,933           3,081            (148)          9,185          9,353            (168)
Containerized storage rentals.....          13,113          11,397           1,716          34,509         31,461           3,048
Tenant re-insurance premiums......           5,112               -           5,112          14,843              -          14,843
Interest and other income (not                               3,178
  allocated to segments)..........           2,538                            (640)          7,005          9,916          (2,911)
                                      -------------   -------------   -------------   -------------  -------------   -------------
    Total revenues................     $   220,082     $   204,271     $    15,811     $   639,522    $   588,260     $    51,262
                                      =============   =============   =============   =============  =============   =============

              The following table reconciles the performance of each segment, in terms of segment income, of our consolidated net income. It further provides detail of the segment components of the income statement item, "Equity in earning of real estate entities."

Reconciliation of Net Income by Segment
---------------------------------------

                                                     Three Months Ended September 30,        Nine Months Ended September 30,
                                                   --------------------------------------  ---------------------------------------
                                                       2002          2001        Change        2002          2001        Change
                                                   ------------  ------------  ----------  ------------  ------------  -----------
                                                                              (amounts in thousands)
Self-Storage
   Self-storage property net operating income.      $  133,467    $  127,935    $  5,532    $  392,561    $  367,777    $ 24,784
   Depreciation and amortization - self-storage        (42,988)      (40,305)     (2,683)     (127,656)     (116,614)     (11,042)
   Equity in earnings - self-storage property
     operations...............................           1,685         5,788      (4,103)        5,585        16,636      (11,051)
   Equity in earnings - depreciation
     (self-storage property operations).......            (409)       (1,726)      1,317          (958)       (5,105)       4,147
                                                   ------------  ------------  ----------  ------------  ------------  -----------
       Total self-storage segment net income..          91,755        91,692          63       269,532       262,694        6,838
                                                   ------------  ------------  ----------  ------------  ------------  -----------

Containerized Storage
   Containerized storage net operating income.           2,414         2,073         341         7,600         3,891        3,709
   Containerized storage depreciation.........          (1,730)       (1,578)       (152)       (5,323)       (4,570)        (753)
   Discontinued operations (Note 4)...........          (5,302)          (67)     (5,235)       (6,951)         (431)      (6,520)
                                                   ------------  ------------  ----------  ------------  ------------  -----------
       Total containerized storage segment net
         income...............................          (4,618)          428      (5,046)       (4,674)       (1,110)      (3,564)
                                                   ------------  ------------  ----------  ------------  ------------  -----------
Tenant Re-Insurance Segment Net Income........           2,725             -       2,725         7,640             -        7,640
                                                   ------------  ------------  ----------  ------------  ------------  -----------

Commercial Properties
   Commercial property net operating income...           1,838         2,068        (230)        5,846         6,508         (662)
   Depreciation and amortization - Commercial
     properties...............................            (649)         (633)        (16)       (2,078)       (2,003)         (75)
   Equity in earnings - commercial property
     operations...............................          15,296        13,330       1,966        46,854        37,368        9,486
   Equity in earnings - depreciation (commercial
     property operations).....................          (6,412)       (4,787)     (1,625)      (18,759)      (12,622)      (6,137)
                                                   ------------  ------------  ----------  ------------  ------------  -----------

       Total commercial property  segment net
         income...............................          10,073         9,978          95        31,863        29,251        2,612
                                                   ------------  ------------  ----------  ------------  ------------  -----------

Other Items not Allocated to Segments
   Equity in earnings - general and
     administrative and other.................          (3,160)       (2,779)       (381)      (11,707)       (7,365)      (4,342)
   Interest and other income..................           2,538         3,178        (640)        7,005         9,916       (2,911)
   General and administrative.................          (3,968)       (5,965)      1,997       (12,273)      (16,549)       4,276
   Interest expense...........................            (969)         (928)        (41)       (3,284)       (3,023)        (261)
   Gain on sale of real estate investments,
     including the Company's share of PSB's gain           483             -         483           885         1,568         (683)
     on sale..................................
   Minority interest in income................         (11,508)      (12,000)        492       (33,463)      (35,370)       1,907
                                                   ------------  ------------  ----------  ------------  ------------  -----------
       Total other items not allocated to
         segments.............................         (16,584)      (18,494)      1,910       (52,837)      (50,823)      (2,014)
                                                   ------------  ------------  ----------  ------------  ------------  -----------

           Total net income...................      $   83,351    $   83,604    $   (253)   $  251,524    $  240,012    $ 11,512
                                                   ============  ============  ==========  ============  ============  ===========

                                       26

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

              Companies could also elect the method prescribed by APB Opinion No. 25 ("APB 25"). APB 25 generally does not require the recognition of stock option expense when stock options are granted to employees at an exercise price equal to the market price at the date of grant (the "APB 25 Method"). Companies that elected the APB 25 Method must make pro-forma disclosures of what net income and earnings per share would have been had the Fair Value Method been used.

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

              Included in the Company's income statement for the nine months ended September 30, 2002 is approximately $97,000 in stock option compensation expense related to options granted after January 1, 2002. With respect to stock options granted prior to December 31, 2001, the Company would have reported net income of approximately $248,444,000 and $236,918,000 for the nine months ended September 30, 2002 and 2001, respectively, and reported diluted earnings per share of $0.97 and $1.11, respectively, had we utilized the Fair Value Method for options granted prior to December 31, 2001.

12.  Recent Accounting Pronouncements
     --------------------------------

              In June 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("FAS 146"), which is effective for disposal activities entered into after December 31, 2002, with early adoption encouraged.

              FAS 146 requires that a liability for costs associated with exit or disposal activities be recognized when the liability is incurred. Current generally accepted accounting principles result in the recognition of such liabilities at the time management has committed to an exit plan. The Company has not fully evaluated the impact of the adoption of FAS 146.

13.  Legal Matters
     -------------

              Henriquez v. Public Storage, Inc. (Filed June 2002).
              ----------------------------------------------------

              The plaintiff in this case is suing the Company on behalf of a purported class of renters who rented self-storage units from the Company. Plaintiff alleges that the Company misrepresents the size of its units and seeks damages and injunctive and declaratory relief under California statutory and common law relating to consumer protection, unfair competition, fraud and deceit and negligent misrepresentation. The Company does not currently believe that the outcome of this litigation will have a material adverse affect. However, the Company cannot presently determine the potential total damages, if any, or the ultimate outcome of the litigation. The Company intends to vigorously contest the claims in this case.

              Salaam, et. Al V. Public Storage, Inc. (filed February 2000).
              -------------------------------------------------------------

              The plaintiffs in this case are suing the Company on behalf of a purported class of California resident property managers who claim that they were not compensated for all the hours they worked. The named plaintiffs have indicated that their claims total less than $20,000 in aggregate. This maximum potential liability can only be increased if a class is certified or if claims are permitted to be brought on behalf of the others under the California Unfair Business Practices Act. The plaintiffs' motion for class certification was denied in August 2002; the plaintiffs have appealed this denial.

              The Company is continuing to vigorously contest the claims in this case and intends to resist any expansion beyond the named plaintiffs on the grounds of lack of commonality of claims. The Company's resistance will include opposing the plaintiffs' appeal of the court's denial of class certification.

              The Company is a party to various claims, complaints, and other legal actions that have arisen in the normal course of business from time to time. We believe that it is unlikely that the outcome of these other pending legal proceedings, in the aggregate, will have a material adverse effect upon the operations or financial position of the Company.

Item 2. Management's Discussion and Analysis of Financial Condition and Results
        -----------------------------------------------------------------------
        of Operations
        -------------

         The following discussion and analysis should be read in conjunction with our consolidated financial statements and notes thereto.

         FORWARD LOOKING STATEMENTS: When used within this document, the words "expects," "believes," "anticipates," "should," "estimates," and similar expressions are intended to identify "forward-looking statements" within the meaning of that term in Section 27A of the Securities Exchange Act of 1933, as amended, and in Section 21F of the Securities Exchange Act of 1934, as amended. Such forward-looking statements involve known and unknown risks, uncertainties, and other factors, which may cause the actual results and performance of the Company to be materially different from those expressed or implied in the forward looking statements. Such factors described herein in Item 2A, "Risk Factors," include the impact of competition from new and existing storage and commercial facilities which could impact rents and occupancy levels at our facilities; the risk of terrorist attacks; our ability to evaluate, finance, and integrate acquired and developed properties into our existing operations; our ability to effectively compete in the markets in which we do business; the impact of the regulatory environment as well as national, state, and local laws and regulations including, without limitations, those governing real estate investment trusts; the acceptance by consumers of the containerized storage concept; the impact of general economic conditions upon rental rates and occupancy levels at our facilities; and the availability of permanent capital at attractive rates.

         CRITICAL ACCOUNTING POLICIES

         QUALIFICATION AS A REIT - INCOME TAX EXPENSE: We believe that we have been organized and operated, and we intend to continue to operate, as a qualifying REIT under the Internal Revenue Code and applicable state laws. A qualifying REIT generally does not pay corporate level income taxes on its taxable income that is distributed to its shareholders, and accordingly, we do not pay or record as an expense income tax on the share of our taxable income that is distributed to shareholders.

         Given the complex nature of the REIT qualification requirements, the ongoing importance of factual determinations and the possibility of future changes in our circumstances, we cannot provide any assurance that we actually have satisfied or will satisfy the requirements for taxation as a REIT for any particular taxable year. For any taxable year that we fail or failed to qualify as a REIT and applicable relief provisions did not apply, we would be taxed at the regular corporate rates on all of our taxable income, whether or not we made or make any distributions to our shareholders. Any resulting requirement to pay corporate income tax, including any applicable penalties or interest, could have a material adverse impact on our financial condition or results of operations. Unless entitled to relief under specific statutory provisions, we also would be disqualified from taxation as a REIT for the four taxable years following the year during which qualifications was lost. There can be no assurance that we would be entitled to any statutory relief.

         IMPAIRMENT OF LONG LIVED ASSETS: Substantially all of our assets consist of long-lived assets, including real estate, the assets associated with the containerized storage business, goodwill, and other intangible assets. We evaluate our long-lived assets on a quarterly basis for indicators of impairment. We have determined at September 30, 2002 that no such indicators of impairment existed, other than the impairments noted with respect to discontinued operations. Future events could cause us to conclude that our long-lived assets are impaired. Any resulting impairment loss could have a material adverse impact on our financial condition and results of operations.

         ESTIMATED USEFUL LIVES OF LONG-LIVED ASSETS: Substantially all of our assets consist of depreciable, long-lived assets. We record depreciation expense with respect to these assets based upon their estimated useful lives. Any change in the estimated useful lives of those assets, caused by functional or economic obsolescence or other factors, could have a material adverse impact on our financial condition or results of operations.

         ESTIMATED LEVEL OF RETAINED RISK LIABILITIES: As described in Note 2 to the financial statements, the Company retains certain risks with respect to property perils, legal liability, and other such risks. In connection with its retention of these risks, the Company accrues losses based upon the Company's estimated level of losses incurred using certain actuarial assumptions followed in the insurance industry and based upon the Company's experience. While we believe that the amount of the accrued losses is adequate, the ultimate liability may be in excess of or less than the amounts provided.

         ACCRUALS FOR CONTINGENCIES: The Company is exposed to business and legal liability risks with respect to events that have occurred, but in accordance with generally accepted accounting principles we have not accrued for such potential liabilities because the loss is either not probable or not estimable or because the Company is not aware of the event. Future events and the result of pending litigation could result in such potential losses becoming probable and estimable, which could have a material adverse impact on our financial condition or results of operations. Some of these potential losses, which the Company is aware of, are described in Note 13 to the financial statements.

Results of Operations
--------------------------------------------------------------------------------

         Net income for the three months ended September 30, 2002 was $83,351,000 compared to $83,604,000 for the same period in 2001, representing a decrease of $253,000. This decrease in net income is primarily a result of a reduction in Same Store operating results, increased depreciation expense resulting primarily from new property additions and special charges relating to the closure of certain containerized storage facilities, as discussed further below. The impact of these items was offset by an increase in the earnings generated by the acquisition of additional real estate investments during 2001 and 2002, the earnings generated by the tenant reinsurance business which was acquired at the end of 2001, reduced general and administrative expense and a decrease in income allocated to minority interests due to the repurchase of preferred operating partnership units during 2001.

         Net income allocable to our regular common shareholders was $40,048,000 or $0.32 per common share on a diluted basis (based on 124,784,000 weighted average diluted common equivalent shares) for the three months ended September 30, 2002 compared to $49,554,000 or $0.41 per common share on a diluted basis (based on 121,754,000 weighted average diluted common equivalent shares) for the same period in 2001, representing a decrease of 19.2% in the aggregate or 22.0% on a per share basis.

         Weighted average diluted shares increased from 121,754,000 for the three months ended September 30, 2001 to 124,784,000 for the three months ended September 30, 2002. This increase was due primarily to the net issuance of 1,138,733 shares on December 31, 2001 in connection with the acquisition of the tenant reinsurance business and the issuance of 1,091,608 shares during 2002 in connection with the acquisition of partnership interests, as well as the exercise of employee stock options.

         During the three months ended September 30, 2002 and 2001, we allocated $37,928,000 and $28,736,000 of our net income (based on distributions paid), respectively, to our preferred shareholders, representing an increase of 32.0%. This increase is due to the issuance of additional preferred stock in both the first quarter of 2002 and throughout 2001, offset partially by the redemption of several series of our higher coupon preferred stock in 2001. In addition, during the three months ended September 30, 2002 and 2001, we allocated $5,375,000 and $5,314,000 of our net income, respectively, to our Equity Stock, Series A shareholders, representing an increase of 1.1%. This increase is due to the issuance of additional shares of equity stock in 2001.

         Net income for the nine months ended September 30, 2002 was $251,524,000 compared to $240,012,000 for the same period in 2001, representing an increase of $11,512,000 or 4.8%. The increase in net income was primarily the result of the earnings generated by the acquisition of additional real estate investments during 2001 and 2002, the earnings generated by the acquisition of the tenant reinsurance business in 2001, reduced general and administrative expense, a decrease in income allocated to minority interests due to the repurchase of preferred operating partnership units during 2001 and increased earnings from equity investments. The impact of these items was partially offset by a decrease in Same Store property operations, increased depreciation expense resulting primarily from new property additions, and special charges relating to the closure of certain containerized storage facilities.

         Net income allocable to our regular common shareholders was $123,694,000 or $0.99 per common share on a diluted basis (based on 124,539,000 weighted average diluted common equivalent shares) for the nine months ended September 30, 2002 compared to $140,424,000 or $1.13 per common share on a diluted basis (based on 123,977,000 weighted average diluted common equivalent shares) for the same period in 2001, representing a decrease of 11.9% in the aggregate or 12.4% on a per share basis. The decrease in net income allocable to our regular common shareholders, compared to the increase in aggregate net income, is due primarily to the increase in income allocated to the preferred shareholders.

         Weighted average diluted shares outstanding increased from 123,977,000 for the nine months ended September 30, 2001 to 124,539,000 for the nine months ended September 30, 2002, due primarily to an increase of approximately 806,000 in the dilutive impact of employee stock options outstanding computed using the treasury stock method, the net issuance of approximately 1,138,733 shares on December 31, 2001 in connection with the acquisition of the tenant reinsurance business, the issuance of 1,091,608 shares during 2002 in connection with the acquisition of partnership interests, and the exercise of employee stock options, offset partially by the impact of share repurchases in the first half of 2001.

         During the nine months ended September 30, 2002 and 2001, we allocated $111,704,000 and $85,508,000 of our net income (based on distributions paid), respectively, to our preferred shareholders, representing an increase of 30.6%. This increase is due to the issuance of additional preferred stock in 2001 and the first quarter of 2002, partially offset by the redemption of several series of our higher coupon preferred stock in 2001. In addition, during the nine months ended September 30, 2002 and 2001, we allocated $16,126,000 and $14,080,000 of our net income, respectively, to our Equity Stock, Series A shareholders, representing an increase of 14.5%. This increase is due to the issuance of additional shares of equity stock in 2001.

Real Estate Operations
--------------------------------------------------------------------------------

         SELF-STORAGE OPERATIONS: Our self-storage operations are by far the largest component of our operations, representing approximately 90% of our total revenues generated for the nine months ended September 30, 2002. As a result of significant acquisitions and development of self-storage facilities, year over year comparisons as presented on the consolidated statements of income with respect to our self-storage operations are not meaningful.

         To enhance year over year comparisons, the following table summarizes, and the ensuing discussion describes, the operating results of (i) 1,154 self-storage facilities that are reflected in the financial statements on a stabilized basis since January 1, 2000 (the "Consistent Group"), (ii) 113 facilities that were acquired since January 1, 2000 and were owned at September 30, 2002 (the "Acquired Facilities"), (iii) 40 facilities that were owned prior to January 1, 2000 but were not stabilized (the "Expansion Facilities"), (iv) 64 development facilities that were opened after January 1, 1998 (the "Developed Facilities") and (v) a facility that was disposed of since January 1, 2001 (the "Disposed Facility"):

Self-Storage Operations Summary
-------------------------------

                                         Three Months Ended September 30,          Nine Months Ended September 30,
                                     ----------------------------------------  ----------------------------------------
                                                                  Percentage                                Percentage
                                         2002          2001         Change         2002          2001         Change
                                     ------------  ------------  ------------  ------------  ------------  ------------
                                                               (dollar amounts in thousands)
Rental Income (a):
------------------
   Consistent Group (b)........       $  165,141    $  172,227        (4.1)%    $  487,956    $  499,377       (2.3)%
   Acquired Facilities (c).....           19,459         5,062       284.4%         54,339        14,382      277.8%
   Expansion Facilities (d)....            4,790         4,913        (2.5)%        13,866        13,597        2.0%
   Developed Facilities (e)....            6,996         4,413        58.5%         17,819         9,824       81.4%
   Disposed Facility (f).......                -             -         0.0%              -           350     (100.0)%
                                     ------------  ------------  ------------  ------------  ------------  ------------
       Total rental income.....          196,386       186,615         5.2%        573,980       537,530        6.8%
                                     ------------  ------------  ------------  ------------  ------------  ------------
Cost of Operations:
-------------------
   Consistent Group............           51,515        52,139        (1.2)%       150,383       149,835        0.4%
   Acquired Facilities.........            6,159         1,704       261.4%         16,549         4,721      250.5%
   Expansion Facilities........            1,982         2,039        (2.8)%         5,299         6,878      (23.0)%
   Developed Facilities........            3,263         2,798        16.6%          9,188         8,139       12.9%
   Disposed Facility...........                -             -         0.0%              -           180     (100.0)%
                                     ------------  ------------  ------------  ------------  ------------  ------------
       Total cost of operations           62,919        58,680         7.2%        181,419       169,753        6.9%
                                     ------------  ------------  ------------  ------------  ------------  ------------
Net Operating Income (before depreciation):
-------------------------------------------
   Consistent Group............          113,626       120,088        (5.4)%       337,573       349,542       (3.4)%
   Acquired Facilities.........           13,300         3,358       296.1%         37,790         9,661      291.2%
   Expansion Facilities........            2,808         2,874        (2.3)%         8,567         6,719       27.5%
   Developed Facilities........            3,733         1,615       131.1%          8,631         1,685      412.2%
   Disposed Facility...........                -             -         0.0%              -           170     (100.0)%
                                     ------------  ------------  ------------  ------------  ------------  ------------
       Total net operating income        133,467       127,935         4.3%        392,561       367,777        6.7%
                                     ------------  ------------  ------------  ------------  ------------  ------------
Depreciation                              42,988        40,305         6.7%        127,656       116,614        9.5%
                                     ------------  ------------  ------------  ------------  ------------  ------------
   Operating income............       $   90,479    $   87,630         3.3%     $  264,905    $  251,163        5.5%
                                     ============  ============  ============  ============  ============  ============
Number of self-storage facilities
   (at end of period)..........            1,371         1,264         8.5%          1,371         1,264        8.5%
Net rentable square feet (at end
   of period - in thousands)...           83,206        76,385         8.9%         83,206        76,385        8.9%

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

(c) The Acquired Facilities includes 113 facilities with 6,650,000 net rentable square feet that were acquired through business combinations or from third parties after January 1, 2000 and were still owned as of September 30, 2002. Substantially all of these facilities were mature, stabilized facilities at the time of their acquisition.

(d) The Expansion Facilities includes 40 facilities with 4,546,000 net rentable square feet that, while owned for the periods presented, had operating results that were not comparable primarily due to expansions in their net rentable square feet or their conversion into Combination Facilities. Such construction activities can cause a drop in revenue levels, as existing capacity is made unavailable in order to accommodate construction activities. We completed construction on expansion projects with a total cost of $20,858,000 for the nine months ended September 30, 2002, $84,948,000 in the year ended December 31, 2001, and $12,206,000 in the year ended December 31, 2000 with respect to these expansions.

(e) The Developed Facilities includes 64 facilities with 4,884,000 net rentable square feet that were developed and opened since January 1, 1998 at a total cost of $408.8 million, and includes traditional stand-alone self-storage facilities as well as facilities that combine self-storage facilities and containerized storage space at the same location. See "Self-Storage Operations - Developed Facilities" for further information. These facilities were all still owned at of September 30, 2002.

(f) The Disposed Facility includes a facility that was disposed of during 2001, after being condemned by a government agency.

Self-Storage Operations - Consistent Group of Facilities

         At September 30, 2002, we owned 1,154 facilities with approximately 67,126,000 net rentable square feet that we owned and operated at a stabilized level of operations since January 1, 2000.

         As previously reported, we have increased the number of facilities included in the Consistent Group of Facilities from 909 at December 31, 2001 to 1,154 facilities. As a result of the change in the Consistent Group of Facilities, the relative weighting of markets has changed. Accordingly, comparisons should not be made between information presented prior to 2002 for the Consistent Group of Facilities of 909 facilities and this current pool of 1,154 facilities in order to identify trends in occupancies, realized rents per square foot, or operating results.

         Revenues and expenses with respect to the Consistent Group properties are set forth in the above Self-Storage Operations table. The following table sets forth additional operating data with respect to the Consistent Group of facilities:

Selected Operating Data for the
-------------------------------
Consistent Group of Facilities (1,154 Facilities)
-------------------------------------------------

                                                Three Months Ended September 30,          Nine Months Ended September 30,
                                            ----------------------------------------  ----------------------------------------
                                                                         Percentage                                Percentage
                                                2002          2001         Change         2002          2001         Change
                                            ------------  ------------  ------------  ------------  ------------  ------------
                                                                      (dollar amounts in thousands)
Weighted average:
   Occupancy (a).......................           85.8%         90.7%        (4.9)%         85.2%        89.6%        (4.4)%
   Realized annual rent per square foot      $    11.48    $    11.32         1.4%     $    11.38    $    11.08        2.7%
      (b)..............................

Late charges and administrative fees...      $    5,558    $    6,042        (8.0)%    $   15,780    $   17,614      (10.4)%
Promotional discounts (c)..............      $    4,188    $      319     1,212.9%     $   10,413    $    4,787      117.5%

Gross margin...........................           68.8%         69.7%        (0.9)%         69.2%        70.0%        (0.8)%

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

(c) Promotional discounts represent reductions in rates offered to new incoming tenants.

         The Consistent Group's net operating income decreased 5.4% in the quarter ended September 30, 2002 as compared to the same period in 2001. The decrease was due to a decrease of 4.1% in rental income partially offset by a 1.2% decrease in cost of operations. The 4.1% decrease in rental income for the third quarter is attributable to a 4.9% decrease in the weighted average occupancy level offset partially by a 1.4% increase in realized annual rent per square foot.

         During each of calendar years 1999 and 2000, the Consistent Group's occupancy levels averaged approximately 92% and 91%, respectively. These relatively high occupancy levels were attained and sustained through a variety of promotional activities offering new tenants move-in discounts aggregating approximately $18 million per year. During 2001, we changed our marketing strategy to aggressively increase rental rates and reduce the amount of discounts offered at the risk of lower occupancy levels. As a result of this strategy, rental income for 2001 was approximately 6.9% higher than the prior year. However, this improvement in rental income came at the expense of declining occupancy levels in 2001. During the first nine months of 2001, average occupancy levels were approximately 1.9% below those of 2000 for the same period, which we believed to be a manageable reduction. However, during the fourth quarter of 2001 and through February 2002, there was a rapid decline in occupancy levels which caused the year-over-year reduction to increase to 4.7% as of the end of February 2002. This reduction in occupancy level coincided with a reduction in call volume to our national telephone reservation center. We believe that these reductions were attributable to the absence of any significant promotional discounts offered to tenants as well as to general economic conditions.

         In the second half of March 2002, we reduced rental rates charged to new incoming tenants and began a national television campaign. The national television campaign, which offered a significant promotional discount as part of the advertisement, was run from the second half of March 2002 through the first half of May 2002, resulting in increased move-in activity during April and May 2002 compared to the prior year. This campaign was terminated in the middle of May, and in the absence of significant promotional discounts from mid-May through the end of July 2002, rental activity during June and July 2002 decreased and the average occupancy for the Consistent Group of facilities at July 31, 2002 was approximately 5.5% less than at July 31, 2001.

         Beginning in mid-August 2002, we reinstated a discount program and advertised on television in selected markets in an effort to enhance move-in activity and improve occupancy levels. This program had a positive impact upon move-in activity throughout the remainder of the third quarter. In addition, move-out activity began to subside which also contributed to positive occupancy gains. Average occupancy for the Consistent Group of facilities at the end of September 2002 was 85.7%, as compared to 89.9% and the end of September 2001, representing a decrease of 4.2%.

         The narrowing of the year-over-year negative spread in occupancy from 5.5% at the end of July 2002 to 4.2% at the end of September 2002 was attained in part through our promotional discounting and television advertising program. Discounts given to new tenants totaled $4,188,000 for the quarter ended September 30, 2002 as compared to only $319,000 for the same period in 2001. Television advertising totaled $1,887,000 for the quarter ended September 30, 2002 as compared to $4,281,000 for the quarter ended September 31, 2001.

         We expect to continue promotional discounting and television advertising during the fourth quarter. The up front costs of these marketing activities, and the increases in discounts, are expected to adversely impact our net operating income during the fourth quarter of 2002 as compared to the fourth quarter of 2001. No assurance can be provided as to the impact of these efforts on our realized rents, occupancy levels, or net income of the Company. At October 31, 2002, the weighted average occupancy for the Consistent Group was 85.5% as compared to 88.4% at October 31, 2001, representing a decrease of 2.9%. Television advertising totaled $1,343,000 for the month October 2002 as compared to $1,060,000 for the month of October 2001. In addition, discounts given totaled $2,180,000 for the month of October 2002 as compared to only $48,000 for October 2001. As a result, we estimate that rental income and net operating income was lower in October 2002 than in October 2001.

         Cost of operations includes all direct and indirect costs of operating, marketing and managing the facilities. The following table summarizes major operating expenses with respect to the Consistent Group:

                                            Three Months Ended September 30,           Nine Months Ended September 30,
                                        ------------------------------------------ -----------------------------------------
                                                                      Percentage                                Percentage
                                            2002           2001         Change         2002          2001         Change
                                        ------------   ------------   ------------ ------------  ------------   ------------
                                                                   (dollar amounts in thousands)
Direct property payroll............      $   12,589     $   12,011        4.8%      $   37,199    $   35,168        5.8%
Property taxes.....................          14,923         14,411        3.6%          44,230        42,634        3.7%
Repairs and maintenance............           3,719          3,514        5.8%          10,580        11,993      (11.8)%
Advertising and promotion..........           4,059          6,958      (41.7)%         10,774        13,512      (20.3)%
Telephone reservation center costs.           2,479          2,479        0.0%           6,889         7,622       (9.6)%
Cost of managing facilities........           4,576          4,629       (1.1)%         14,120        13,068        8.1%
Office, insurance, utilities and
   other expenses..................           9,170          8,137       12.7%          26,591        25,838        2.9%
                                        ------------   ------------   ------------ ------------  ------------   ------------
      Total cost of operations........   $   51,515     $   52,139       (1.2)%     $  150,383    $  149,835        0.4%
                                        ============   ============   ============ ============  ============   ============


         Increases in direct property payroll expense for the three and nine months ended September 30, 2002 as compared to the same periods in 2001 are due primarily to increased compensation to property managers. Included in advertising and promotion is $1,887,000 and $4,281,000 in television advertising for the three months ended September 30, 2002 and 2001, respectively; and $3,818,000 and $5,185,000 in television advertising for the nine months ended September 30, 2002 and 2001, respectively.

         Included in cost of operations is $1,320,000 and $4,230,000 in insurance expense for the three and nine months ended September 30, 2002, respectively, as compared to $1,326,000 and $4,166,000, respectively, for the same periods in 2001.

Self-Storage Operations - Acquired Facilities

         As of September 30, 2002, we had 113 facilities with 6,650,000 net rentable square feet that we acquired in 2000, 2001 and during the nine months ended September 30, 2002 in connection with third-party acquisitions and business combinations. The operations of these facilities are included in the above table under the caption "Acquired Facilities."

         In August 2001, we acquired an operating self-storage facility for an aggregate cost of $3,503,000. Included in the table above with respect to this facility, is rental income and cost of operations of $122,000 and $50,000, respectively, for the three months ended September 30, 2002 and $322,000 and $124,000, respectively, for the nine months ended September 30, 2002. Included in rental income and cost of operations is $42,000 and $2,000 for the three and nine months ended September 30, 2002, respectively, with respect to this facility.

         During 2002, we acquired 47 self-storage facilities in connection with the acquisition of the Development Joint Venture (described in Note 3 of the Company's financial statements). Included in the table above is rental income and cost of operations of $24,348,000 and $7,921,000, respectively, for the nine months ended September 30, 2002, with respect to these facilities, representing the operating results of these properties from January 16, 2002 through September 30, 2002. Included in rental income and cost of operations, respectively, is $9,004,000 and $2,905,000 for the three months ended September 30, 2002 with respect to these facilities.

         Effective January 1, 2002, we began consolidating the accounts of two partnership (described in Note 3 of the Company's financial statements) owning 31 self-storage facilities. Included in the table above is rental income and cost of operations of $4,751,000 and $1,221,000, respectively, for the three months ended September 30, 2002 and $14,146,000 and $3,399,000, respectively, for the nine months ended September 30, 2002, with respect to these facilities.

         During the nine months ended September 30, 2002, we acquired nine additional self-storage facilities from third parties, primarily in separate transactions, for an aggregate cost of $29,899,000. Included in the table above is rental income and cost of operations of $541,000 and $244,000, respectively, for the three months ended September 30, 2002 and $823,000 and $379,000, respectively, for the nine months ended September 30, 2002, with respect to these facilities.

         Rental income and cost of operations for the Acquired Facilities increased significantly for the nine months ended September 30, 2002 as compared to the same period in 2001 due to the aforementioned acquisitions of facilities.

Self-Storage Operations - Expansion Facilities

         Throughout the three-year period ended December 31, 2001, the Company has expanded certain real estate facilities that it previously owned or converted them to facilities that combine self-storage and containerized storage at the same location ("Combination Facilities"). Such construction activities can cause a drop in revenue levels, as existing capacity is made unavailable in order to accommodate construction activities. Primarily as a result of these expansion activities, 40 of these facilities with 4,546,000 net rentable square feet at September 30, 2002 (which includes the expanded space that has been completed, and includes 1,305,000 net rentable square feet of containerized storage space) had results that were not comparable. The self-storage operating results for these facilities are presented in the Self-Storage Operations table above under the caption, "Expansion Facilities." The operations of the containerized storage operations which are conducted in the expansion facilities are included in the Company's containerized storage results. We completed construction on projects with a total cost of $20,858,000 for the nine months ended September 30, 2002, $84,948,000 in the year ended December 31, 2001,and $12,206,000 in the year ended December 31, 2000 with respect to these expansions.

Self-Storage Operations - Developed Facilities

         Since January 1, 1998, we have opened 64 newly developed self-storage facilities and facilities that combine self-storage and containerized storage ("Combination Facilities") at the same location, with a total of 4,884,000 net rentable square feet and a total cost of approximately $408.8 million. The operating results of these 64 facilities with respect to their self-storage operations are reflected in the Self-Storage Operations table under the caption, "Developed Facilities." The operating results with respect to the containerized storage operations conducted at the Combination Facilities are included in the Company's containerized storage operating results.

         The following table segregates the operations of the stand-alone self-storage facilities and the Combination Facilities:

Developed Facilities Operations
-------------------------------
Summary
-------

                                         Three Months Ended September 30,`         Nine Months Ended September 30,
                                     ----------------------------------------  -----------------------------------------
                                         2002          2001         Change          2002          2001         Change
                                     ------------  ------------  ------------  ------------  ------------   ------------
                                                                   (amounts in thousands)
Rental Income:
   Self-storage facilities......      $    5,174    $    3,349    $    1,825    $   13,185    $    7,773    $    5,412
   Combination facilities.......           1,822         1,064           758         4,634         2,051         2,583
                                     ------------  ------------  ------------  ------------  ------------   ------------
       Total rental income......           6,996         4,413         2,583        17,819         9,824         7,995
                                     ------------  ------------  ------------  ------------  ------------   ------------

Cost of Operations:
   Self-storage facilities......           2,062         1,819           243         5,967         5,438           529
   Combination facilities.......           1,201           979           222         3,221         2,701           520
                                     ------------  ------------  ------------  ------------  ------------   ------------
       Total cost of operations.           3,263         2,798           465         9,188         8,139         1,049
                                     ------------  ------------  ------------  ------------  ------------   ------------

Net Operating Income/(Loss) (before
depreciation):
   Self-storage facilities......           3,112         1,530         1,582         7,218         2,335         4,883
   Combination facilities.......             621            85           536         1,413          (650)        2,063
                                     ------------  ------------  ------------  ------------  ------------   ------------
       Total net operating income          3,733         1,615         2,118         8,631         1,685         6,946
                                     ============  ============  ============  ============  ============   ============

         The Self-storage facilities consist of 48 facilities with an aggregate of 3,115,000 net rentable square feet. These facilities were developed by the Company at a total cost of $271,527,000. Nineteen of these facilities with an aggregate of 1,114,000 net rentable square feet (development costs totaling $85,383,000) have been opened longer than 24 months as of September 30, 2002.

         Rental income and cost of operations with respect to these nineteen facilities were $2,847,000 and $924,000, respectively for the three months ended September 30, 2002 compared to $2,487,000 and $1,043,000, respectively, for the same period in 2001. Weighted average occupancies with respect to these nineteen facilities were 85.9% for the three months ended September 30, 2002 compared to 74.6% for the same period in 2001. Rental income and cost of operations with respect to these nineteen facilities were $7,869,000 and $2,827,000, respectively, for the nine months ended September 30, 2002 compared to $6,324,000 and $3,547,000, respectively, for the same period in 2001. Weighted average occupancies with respect to these nineteen facilities were 79.7% for the nine months ended September 30, 2002 compared to 62.9% for the same period in 2001.

         The Combination facilities consist of 16 facilities with an aggregate of 1,769,000 net rentable square feet (878,000 square feet which was utilized for the containerized storage operations) that were developed and opened since January 1, 1998 at a total cost of $137,293,000. The operations of the containerized storage business conducted at these facilities is included in containerized storage revenues and cost of operations. As of September 30, 2002, the Combination facilities had been opened on average approximately 18 months and had a weighted average occupancy with respect to the self-storage net rentable square feet of approximately 62.8% for the three months ended September 30, 2002 as compared to 39.2% for the same period in 2001.

         Unlike many other forms of real estate, we are unable to pre-lease our newly developed facilities due to the nature of our tenants. Accordingly, at the time a newly developed self-storage facility opens for operations, the facility is entirely vacant generating no rental income. It has generally taken approximately 24 months for a newly developed self-storage facility to fill-up and reach a targeted occupancy level of approximately 90% (the "Stabilized Period"). However, we believe that the rate of fill-up of our newly developed facilities has declined in the nine months ended September 30, 2002 relative to the prior year for the same reasons that our consistent group of facilities' occupancies have declined.

         Property operating expenses are substantially fixed. The rental revenue of a newly developed facility will generally not cover its property operating expenses (excluding depreciation) until the facility has reached an occupancy level of approximately 30%. However, at that occupancy level, the rental revenues from the facility are still not sufficient to cover related depreciation expense and cost of capital with respect to the facility's development cost. During construction of the facility, we capitalize interest costs and include such cost as part of the overall development cost of the facility. Once the facility is opened for operation, interest is no longer capitalized. Due to the relationship between the generation of rental income and immediate recognition of expenses upon opening the facility, our development activities have a negative impact on our net income.

         We estimate that our net income has been negatively impacted as a result of our development activities by approximately $20,668,000 and $18,180,000 for the nine months ended September 30, 2002 and 2001, respectively, and $7,075,000 and $5,959,000 for the three months ended September 30, 2002 and 2001, primarily representing the difference between the revenues of the Developed Facilities and the related costs denoted above. These amounts include depreciation expense of approximately $2,349,000 and $1,982,000 for the three months ended September 30, 2002 and 2001, respectively, and $5,934,000 and $4,665,000 for the nine months ended September 30, 2002 and 2001, respectively.

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

         We expect that over at least the next 24 months, the Developed Facilities will continue to have a negative impact to our earnings. Furthermore, the 31 facilities in our development pipeline described in "Liquidity and Capital Resources - Acquisition and Development of Facilities" that will be opened for operation over the next 12-24 months will also negatively impact our earnings until they reach a stabilized occupancy level.

         COMMERCIAL PROPERTY OPERATIONS: Commercial property operations includes five wholly-owned commercial facilities, as well as the commercial portion of facilities that combine self-storage and commercial space at the same location. A substantial portion of our investment in commercial properties is represented by our investment in PSB, which is accounted for using the equity method of accounting, and accordingly our share of PSB's earnings is reflected as "Equity in Earnings of Real Estate Entities" in our condensed consolidated statements of income.

         The following table sets forth the historical commercial property amounts included in the financial statements. We have owned substantially all of these facilities on a stabilized basis since January 1, 2001.

Commercial Property Operations
------------------------------

                                                Three Months Ended September 30,           Nine Months Ended September 30,
                                            ----------------------------------------  -----------------------------------------
                                                2002          2001         Change         2002           2001         Change
                                            ------------  ------------  ------------  ------------   ------------  ------------
                                                                          (amounts in thousands)
Rental income..........................      $    2,933    $    3,081    $     (148)   $    9,185     $    9,353    $     (168)
Cost of operations.....................           1,095         1,013            82         3,339          2,845           494
                                            ------------  ------------  ------------  ------------   ------------  ------------
Net operating income prior to depreciation        1,838         2,068          (230)        5,846          6,508          (662)
Depreciation...........................             649           633            16         2,078          2,003            75
                                            ------------  ------------  ------------  ------------   ------------  ------------
   Net income..........................      $    1,189    $    1,435    $     (246)   $    3,768     $    4,505    $     (737)
                                            ============  ============  ============  ============   ============  ============

         CONTAINERIZED STORAGE FACILITIES OPERATIONS: At September 30, 2002, Public Storage Pickup and Delivery ("PSPUD") operated 44 facilities. As described in "Discontinued Operations" below, in the nine months ended September 30, 2002, PSPUD has closed or is in the process of closing certain of its facilities (the "Closed Facilities") that were deemed not strategic to our business plan. The operations with respect to these closed facilities, including historical operating results for previous periods, are not included in the table below and instead are included in Discontinued Operations. PSPUD's operations, which exclude the Closed Facilities, are reflected on the table below:

Containerized Storage Facilities
--------------------------------
(excluding the Closed Facilities)
---------------------------------

                                                Three Months Ended September 30,           Nine Months Ended September 30,
                                            ----------------------------------------  -----------------------------------------
                                                2002          2001         Change         2002          2001          Change
                                            ------------  ------------  ------------  ------------   ------------  ------------
                                                                          (amounts in thousands)
Rental income...........................     $   13,113    $   11,397    $    1,716    $   34,509    $   31,461     $    3,048
Cost of operations......................          9,969         8,166         1,803        24,688        23,494          1,194
Facility lease expense..................            730         1,158          (428)        2,221         4,076         (1,855)
                                            ------------  ------------  ------------  ------------   ------------  ------------
   Net operating income before                    2,414         2,073           341         7,600         3,891          3,709
   depreciation.........................
Depreciation (a)........................          1,730         1,578           152         5,323         4,570            753
                                            ------------  ------------  ------------  ------------   ------------  ------------
   Net income (loss)....................     $      684    $      495    $      189    $    2,277    $     (679)    $    2,956
                                            ============  ============  ============  ============   ============  ============

(a) Depreciation for the three and nine months ended September 30, 2002 includes $418,000 and $1,143,000, respectively, as compared to $384,000 and $761,000 for the same periods in 2001, with respect to real estate assets. The remaining portion of depreciation primarily relates to the storage containers.

         For the three months ended September 30, 2002, PSPUD's operating income (prior to discontinued operations) increased to $684,000 from $495,000 for the same period in 2001. For the nine months ended September 30, 2002, PSPUD's operating income (prior to discontinued operations) increased to $2,277,000 from a loss of $679,000 for the same period in 2001. These improvements are attributable primarily to decreases in facility lease expense.

         The Company combines the marketing activities of containerized storage and miniwarehouse facilities, including television, yellow page, and telephone reservation center costs. The Company allocates these costs based upon anticipated or realized benefits. Combined advertising costs allocated to the containerized storage facilities totaled $1,046,000 and $1,911,000, respectively, for the three and nine months ended September 30, 2002, and $508,000 and $1,199,000 for the same periods in 2001.

         The decrease in facility lease expense for the three and nine months ended September 30, 2002, as compared to the same periods in 2001, is attributable to our replacing certain leased facilities with facilities we have developed which combine self-storage and containerized storage space in the same location ("Combination Facilities"). As a result of the opening of these newly developed combination facilities throughout 2001 and 2002 and the closure of facilities during 2002, the number of leased facilities decreased from 25 at December 31, 2000 to 10 at September 30, 2002.

         No assurance can be made regarding PSPUD's level of gross rentals, level of move-outs, or ongoing profitability.

         See "Discontinued Operations" below for a discussion of operating results of the Closed Facilities.

         TENANT REINSURANCE OPERATIONS: On December 31, 2001, we acquired PS Insurance Company, Ltd. ("PS Insurance") which reinsures policies against losses to goods stored by tenants in our self-storage facilities. Effective January 1, 2002, the operations of PS Insurance are included in the income statement under "Revenues - tenant reinsurance premiums" and "Cost of operations - tenant reinsurance." The tenant reinsurance business earned $5,112,000 and $14,843,000 in revenues for the three and nine months ended September 30, 2002, respectively, and incurred $2,387,000 and $7,203,000 in operating expenses, respectively, for a net operating profit of $2,725,000 and $7,640,000, respectively.

         The level of tenant reinsurance revenues is largely dependent upon our occupancy level and move-in activity. Approximately 35% of our self-storage tenant base has such policies. New insurance business comes from tenants who sign up for insurance as they move-in. A large portion of tenants who initially sign up for the insurance coverage under this program, drop their coverage in subsequent months.

         EQUITY IN EARNINGS OF REAL ESTATE ENTITIES: In addition to our ownership of equity interest in PSB, we had general and limited partnership interests in eight limited partnership at September 30, 2002. PSB and the limited partnerships are collectively referred to as the "Unconsolidated Entities." Due to our limited ownership interest and control of these entities, we do not consolidate the accounts of these entities for financial reporting purposes and account for such investments using the equity method.

         Equity in earnings of real estate entities consists of our pro rata share of the Unconsolidated Entities net income based upon our ownership interest for the period. Similar to the Company, the Unconsolidated Entities (other than PSB) generate substantially all of their income from their ownership of self-storage facilities, which we manage. PSB is an equity real estate investment trust specializing in the ownership, management, acquisition, development and redevelopment of business parks containing principally office "flex" space. In the aggregate, at September 30, 2002 the Unconsolidated Entities own a total of 36 storage facilities and PSB has interests in 14.8 million net rentable square feet of commercial space located in nine states. See
Note 6 to the financial statements for further discussion of the nature and operating results of the Unconsolidated Entities. The following table sets forth the significant components of equity in earnings of real estate entities:

Historical Summary
------------------

                                                      Three Months Ended September 30,          Nine Months Ended September 30,
                                                  ----------------------------------------  ----------------------------------------
                                                      2002          2001         Change         2002          2001         Change
                                                  ------------  ------------  ------------  ------------   ------------  -----------
                                                                                (amounts in thousands)
Property Operations:
  PSB.......................................       $   15,296    $   13,330    $    1,966    $   46,854    $   37,368    $    9,486
  Other investments held at September 30, 2002,
     primarily self-storage.................            1,685         1,997          (312)        5,297         5,163           134
  Newly Consolidated Investments (a)........                -         3,791        (3,791)          288        11,473       (11,185)
                                                  ------------  ------------  ------------  ------------   ------------  -----------
                                                       16,981        19,118        (2,137)       52,439        54,004        (1,565)
                                                  ------------  ------------  ------------  ------------   ------------  -----------
Depreciation:
  PSB.......................................           (6,412)       (4,787)       (1,625)      (18,759)      (12,622)       (6,137)
  Other investments held at September 30, 2002,
     primarily self-storage.................             (409)         (408)           (1)         (893)         (975)           82
  Newly Consolidated Investments (a)........                -        (1,318)        1,318           (65)       (4,130)        4,065
                                                  ------------  ------------  ------------  ------------   ------------  -----------
                                                       (6,821)       (6,513)         (308)      (19,717)      (17,727)       (1,990)
                                                  ------------  ------------  ------------  ------------   ------------  -----------
Other: (b)
  PSB (c)...................................           (3,533)       (3,200)         (333)      (10,415)       (7,742)       (2,673)
  Other investments held at September 30, 2002,
     primarily self-storage.................              856           438           418         1,432           630           802
  Newly Consolidated Investments (a)........                -           (17)           17             -          (253)          253
                                                  ------------  ------------  ------------  ------------   ------------  -----------
                                                       (2,677)       (2,779)          102        (8,983)       (7,365)       (1,618)
                                                  ------------  ------------  ------------  ------------   ------------  -----------
   Total equity in earnings of real estate
      entities..............................       $    7,483    $    9,826    $   (2,343)   $   23,739    $   28,912    $   (5,173)
                                                  ============  ============  ============  ============   ============  ===========

(a) Amounts include equity in earnings recorded for the Development Joint Venture and two additional partnerships prior to their respective dates of consolidation (see Note 3 to the financial statements).

(b) "Other" reflects our share of general and administrative expense, interest expense, interest income, and other non-property, non-depreciation related operating results of these entities.

(c) Amounts for the three and nine months ended September 30, 2002 for PSB include our pro-rata share of a gain on sale of real estate investments recorded by PSB in the amount of $483,000 and $2,724,000, respectively.

         The decrease in equity in earnings of real estate entities is due primarily to a decrease of $2,456,000 and $6,867,000 for the three and nine months ended September 30, 2002, respectively, caused by the consolidation of the Development Joint Venture and two additional partnerships (as discussed in Note 3 to the financial statements), partially offset by our pro-rata share of PSB's gain on sale of real estate investments totaling $483,000 and $2,724,000 for the three and nine months ended September 30, 2002, respectively.

         On January 16, 2002, we acquired our Partner's 70% ownership interest in the Development Joint Venture. As a result, we began consolidating the operating results of the Development Joint Venture and no further equity in earnings will be recorded with respect to this entity for periods after January 16, 2002. Effective January 1, 2002 (see Note 3 to the financial statements), we began consolidating the operating results of two other partnerships and no longer record equity in these entity's earnings with respect to our investments in these partnerships. Our earnings with respect to these investments are included in the table above in the line "Newly Consolidated Investments." No further equity in earnings will be recorded with respect to these partnerships for periods after their respective dates of consolidation.

Other Income and Expense Items
--------------------------------------------------------------------------------

         INTEREST AND OTHER INCOME: Interest in other income includes (i) the net operating results from our property management operations, (ii) merchandise sales and consumer truck rentals and (iii) interest income.

         Interest and other income has decreased in the three and nine months ended September 30, 2002 as compared to the same period in 2001 primarily as a result a reduction in property management operations. Beginning in the first quarter of 2002, we began to consolidate the operations of the Development Joint Venture and two other partnerships, as described in Note 3 to the financial statements. As a result, property management operations with respect to the 78 self-storage properties owned by these entities will no longer be recorded after their respective dates of consolidation. At September 30, 2002, we managed 31 facilities for third parties and 36 facilities on behalf of the Unconsolidated Entities for a fee, and the net results of these operations are included in "Interest and Other Income." The decrease in interest and other income for the nine months ended September 30, 2002 as compared to the same period in 2001 also includes lower interest earned on outstanding cash balances.

         DEPRECIATION AND AMORTIZATION: Depreciation and amortization expense has increased $2,851,000 to $45,367,000 for the three months ended September 30, 2002 as compared to $42,516,000 for the same period in 2001. Depreciation and amortization expense has increased $11,870,000 to $135,057,000 for the nine months ended September 30, 2002 as compared to $123,187,000 for the same period in 2001. These increases are principally due to the acquisition and development of additional real estate facilities during 2001 and 2002.

         Included in depreciation and amortization expense for the three months ended September 30, 2002 and 2001 is $1,589,000 and $1,194,000, respectively, and $4,733,000 and $3,809,000 for the nine months ended September 30, 2002 and 2001, respectively, related to other assets.

         Included in depreciation and amortization expense for the three and nine months ended September 30, 2002 and for the same periods in 2001 is $1,651,000 and $4,953,000, respectively, with respect to the amortization of property management contracts. In addition, included in depreciation and amortization expense for the three and nine months ended September 30, 2001, is $677,000 and $2,031,000, respectively, relating to the amortization of goodwill.

         GENERAL AND ADMINISTRATIVE: General and administrative expense for the three months ended September 30, 2002 decreased to $3,968,000 as compared to $5,965,000 for the same period in 2001. General and administrative expense for the nine months ended September 30, 2002 decreased to $12,273,000 as compared to $16,549,000 for the same period in 2001. General and administrative expense principally consists of state income taxes, investor relation expenses, certain overhead associated with the acquisition and development of real estate facilities, corporate payroll, and overhead associated with the containerized storage business. The decrease in general and administrative expense is due primarily to decreased expenses associated with lease terminations on leased containerized storage facilities which were replaced by newly-developed facilities, decreased severance costs, and decreased overhead relating to the development of self-storage facilities, offset by increases in other areas. These three areas accounted for an approximately $1,987,000 and $4,670,000 decrease in general and administrative costs for the three and nine months ended September 30, 2002, respectively, as compared to the same periods last year.

         Beginning January 1, 2002, we began to expense the fair value of stock options in accordance with Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("FAS 123"). As indicated by FAS 123, the estimated fair value of stock options issued after January 1, 2002 will be expensed over their vesting period. The total of such expense included in general and administrative expense was approximately $39,000 and $97,000 for the three and nine months ended September 30, 2002, respectively. Based upon stock options granted between January 1, 2002 and September 30, 2002, the total expected annual expense is approximately $175,000. In addition, pro-forma disclosures of the impact of stock options issued prior to January 1, 2002 (which are not expensed per the transition provisions of FAS 123) are presented in Note 11 to the financial statements.

         INTEREST EXPENSE: Interest expense was $969,000 and $928,000 for the three months ended September 30, 2002 and 2001, respectively, and $3,284,000 and $3,023,000 for the nine months ended September 30, 2002 and 2001, respectively. Capitalized interest expense totaled $1,374,000 and $2,044,000 for the three months ended September 30, 2002 and 2001, respectively, and $4,646,000 and $6,263,000 for the nine months ended September 30, 2002 and 2001, respectively. The increase in interest expense in 2002 compared to 2001 is principally the result of a reduction in the amount of capitalized interest, offset by lower interest expense on notes payable due to principal payments.

         MINORITY INTEREST IN INCOME - PREFERRED PARTNERSHIP INTERESTS: Minority interest in income - preferred partnership interests represents the income allocable to holders of our preferred partnership units. During 2000, one of our operating partnerships issued $365 million of preferred partnership units. For the three and nine months ended September 30, 2002, the holders of these preferred units were paid aggregate distributions of approximately $6,726,000 and $20,179,000, respectively, as compared to $7,820,000 and $24,830,000, respectively, for the same periods in 2001, and received a corresponding allocation of minority interest in earnings. The decrease in the three and nine months ended September 30, 2002 as compared to the same periods in 2001 is due to our repurchase, during the latter half of 2001, of $80 million of these preferred operating partnership units.

         MINORITY INTEREST IN INCOME - OTHER PARTNERSHIP INTERESTS: Minority interest in income - common equity represents the income allocable to equity interests (other than the preferred partnership interests noted above) in the Consolidated Entities which are not owned by the Company. Minority interest in income - common equity increased from $4,180,000 for the three months ended September 30, 2001 to $4,782,000 for the three months ended September 30, 2002. Minority interest in income - common equity increased from $10,540,000 for the nine months ended September 30, 2001 to $13,284,000 for the nine months ended September 30, 2002. These minority interests include depreciation of $1,760,000 and $6,298,000 for the three and nine months ended September 30, 2002 as compared to $2,166,000 and $5,734,000 for the same periods in 2001. Income allocated to the minority interests is summarized as follows (in thousands):

                                             Minority Interest in Income for the    Minority Interest in Income for the
                                               Three Months Ended September 30,       Nine Months Ended September 30,
                                             ------------------------------------   ------------------------------------
                Description                        2002               2001                2002               2001
----------------------------------------     -----------------   ----------------   -----------------   ----------------
Consolidated Development Joint Venture..       $          938     $          500     $        1,574      $          725
Convertible Partnership Units...........                   81                110                243                 297
Newly consolidated partnerships.........                  789                  -              2,420                   -
Other consolidated partnerships.........                2,974              3,570              9,047               9,518
                                             -----------------   ----------------   -----------------   ----------------
  Total other partnership interests.....       $        4,782     $        4,180     $       13,284      $       10,540
                                             =================   ================   =================   ================

         The increase in minority interest in income with respect to the Consolidated Development Joint Venture is due to an increase in income with respect to the properties owned by this entity. Included in minority interest in income for the Consolidated Development Joint Venture is depreciation expense of $836,000 and $2,386,000 for the three and nine months ended September 30, 2002, respectively, as compared to $620,000 and $1,478,000, respectively, for the same periods in 2001. We expect that minority interest in income with respect to the Consolidated Development Joint Venture will continue to increase as the properties owned by this entity, substantially all of which are newly developed facilities in the fill-up stage, continue to increase their occupancy to a stabilized occupancy level and increase the earnings of this entity.

         The increase in minority interest in income is also attributable to the consolidation of two partnerships (described in Note 3 to the financial statements) effective January 1, 2002. For the three and nine months ended September 30, 2002, a total of $789,000 and $2,420,000 in income was allocated to the minority interests with respect to these two newly consolidated partnerships as noted in the table above under "Newly Consolidated Partnerships" (including $281,000 and $611,000, respectively, in depreciation expense).

         On April 19, 2002, we acquired through a merger all of the remaining limited partnership interest not currently owned by the Company in PS Partners V, Ltd., a partnership which is consolidated with the Company. The acquisition cost consisted of 533,796 shares ($20,054,000) of our common stock and approximately $12,815,000 in cash. Minority interest in income for the nine months ended September 30, 2002 with respect to these interests was approximately $625,000, including $345,000 in depreciation expense, representing their share of the earnings from January 1, 2002 through the date of acquisition.

         On September 19, 2002, we acquired through a merger all of the remaining limited partnership interest not currently owned by the Company in PS Partners VI, Ltd., a partnership which is consolidated with the Company. The acquisition cost consisted of approximately 557,812 shares ($17,850,000) of our common stock and approximately $12,347,000 in cash. Minority interest in income for the three and nine months ended September 30, 2002 with respect to these interests was approximately $340,000 and $967,000, respectively, (including $260,000 and $917,000, respectively, in depreciation expense), representing their share of the earnings from January 1, 2002 through the date of acquisition.

         DISCONTINUED OPERATIONS: As described more fully in the Note 4 to the financial statements, management implemented a business plan which included the closure of certain non-strategic containerized storage facilities (the "Closed Facilities").

         In connection with the closure or planned closure of these facilities, we recorded asset impairment losses with respect to the furniture, fixtures, and equipment totaling $2,718,000 for the three and nine months ended September 30, 2002. In addition, lease termination costs for the expected remaining lease liability following closure of the facilities were recorded in the amount of $2,073,000 for the three and nine months ended September 30, 2002.

         The historical operations of the Closed Facilities (including the asset impairment losses and lease termination costs) are classified as discontinued operations, with the rental income, cost of operations, and depreciation expense with respect to these facilities for current and prior periods included in the line-item "Discontinued Operations - Containerized Storage" on the income statement.

         Following are the amounts with respect to the Closed Facilities that are included in Discontinued Operations - Containerized Storage.


Discontinued Operations - Containerized
---------------------------------------
Storage Facilities
------------------

                                                Three Months Ended September 30,           Nine Months Ended September 30,
                                            ----------------------------------------  -----------------------------------------
                                                2002          2001         Change         2002          2001          Change
                                            ------------  ------------  ------------  ------------  ------------   ------------
                                                                          (amounts in thousands)
Rental income (a)......................      $    1,473    $    1,622    $     (149)   $    4,534    $    3,814     $      720

Costs of operations:
    Cost of operations (a) (c).........           1,553         1,262           291         5,354         3,075          2,279
    Facility lease expense (a).........             247           242             5           797           711             86
                                            ------------  ------------  ------------  ------------  ------------   ------------
   Total cost of operations............           1,800         1,504           296         6,151         3,786          2,365

Net operating income (loss) before
   depreciation and charges............            (327)          118          (445)       (1,617)           28         (1,645)

Depreciation (a).......................             184           185            (1)          543           459             84
Asset impairment and lease termination
   charges (b).........................           4,791             -         4,791         4,791             -          4,791
                                            ------------  ------------  ------------  ------------  ------------   ------------
   Net discontinued operations.........      $   (5,302)   $      (67)   $   (5,235)   $   (6,951)   $     (431)    $   (6,520)
                                            ============  ============  ============  ============  ============   ============

(a) These amounts represent the historical operations of the facilities prior to their closure. Amounts with respect to these facilities were classified as containerized storage rental income, containerized storage - cost of operations, and depreciation expense in the June 30, 2002 financial statements.

(b) Amounts for the quarter ended September 30, 2002 include $2,718,000 in asset impairment charges and lease termination costs totaling $2,073,000.

(c) Amounts for the nine months ended September 30, 2002 include $898,000 in container obsolescence charges which were previously classified as cost of operations on the June 30, 2002 financial statements.

         Many of the Closed Facilities are in the process of closing which may take up to several months to complete. We expect that these facilities will continue to generate operating losses until final closure.

Supplemental Property Data and Trends
--------------------------------------------------------------------------------

         At September 30, 2002, there were approximately 46 ownership entities owning in aggregate 1,407 storage facilities, including the facilities which we own and/or operate. At September 30, 2002, 36 of these facilities were owned by the Unconsolidated Entities, entities in which we have an ownership interest and use the equity method for financial statement presentation. The remaining 1,371 facilities are owned by the Company and the Consolidated Entities.

         The following table summarizes our investment in real estate facilities as of September 30, 2002:

                                                                 Net Rentable
                                                  Number of   Square Footage of
                                                   Storage    Storage Facilities
                                                 Facilities      (in thousands)
                                                 ----------      --------------

Consolidated facilities:
   Wholly-owned by the Company.................        845             52,278
   Owned by Controlled Entities................        526             30,928
                                                 ----------      --------------
                                                     1,371             83,206
Facilities owned by Unconsolidated Entities....         36              2,186
                                                 ----------      --------------

Total facilities in which the Company has an
      ownership interest.......................      1,407              85,392
                                                 ==========      ==============

         In addition to the Company's interest in storage facilities noted above, the Company and the Consolidated Entities own five commercial facilities with an aggregate of 385,000 net rentable square feet. The Company and the entities it controls also have a 44% common interest in PSB, which at September 30, 2002 owned and operated 14.8 million net rentable square feet of commercial space.

Same Store Operating Results
--------------------------------------------------------------------------------

         The Company derives substantially all of its revenues from the ownership and management of self-storage facilities. In order to evaluate the performance of the Company's overall storage facility portfolio, management analyzes the operating performance of a consistent group of self-storage facilities.

         We have increased the number of facilities included in the "Same Store" pool from 945 at December 31, 2001 to 1,260 facilities (which at September 30, 2002 includes 32 facilities that are owned by the Unconsolidated Entities).

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

         The following table summarizes the pre-depreciation historical operating results of the Same Store self-storage facilities:

Same Store Self-Storage Facilities (1,260 Facilities, 73.1 Million Net Rentable
-------------------------------------------------------------------------------
Square Feet
-----------
(historical property operations)

                                         Three Months Ended September 30,          Nine Months Ended September 30,
                                     ----------------------------------------  ----------------------------------------
                                                                  Percentage                                Percentage
                                         2002          2001         Change         2002          2001         Change
                                     ------------  ------------  ------------  ------------  ------------  ------------
                                                    (amounts in thousands, except rent per square foot)
Rental income (a) (b)...........      $  184,461    $  192,007        (3.9)%    $  544,358    $  556,218        (2.1)%
Cost of operations (b)..........          56,857        57,335        (0.8)%       165,820       164,954         0.5%
                                     ------------  ------------  ------------  ------------  ------------  ------------
Net operating income (b)........      $  127,604    $  134,672        (5.2)%    $  378,538    $  391,264        (3.3)%
                                     ============  ============  ============  ============  ============  ============

Gross profit margin.............          69.2%          70.1%        (0.9)%        69.5%         70.3%         (0.8)%

WEIGHTED AVERAGE:
  Occupancy (c).................          85.9%          90.7%        (4.8)%        85.3%         89.6%         (4.3)%
  Annualized realized rent per sq.
     ft. for the period (d).....     $    11.77    $     11.59         1.6%     $   11.65     $   11.34          2.7%


a. Rental income includes late charges and administrative fees of $6,125,000 and $6,630,000 for the three months ended September 30, 2002 and 2001, respectively, and $17,358,000 and $19,339,000 for the nine months ended September 30, 2002 and 2001, respectively. Rental income is net of promotional discounts given to new incoming tenants. Discounts totaled $4,632,000 and $352,000 for the three months ended September 30, 2002 and 2001, respectively. Discounts totaled $11,558,000 and $5,358,000 for the nine months ended September 30, 2002 and 2001, respectively.

b. Historical property operations excludes the sale of locks, boxes, and packing supplies, tenant re-insurance revenues and truck rental revenues.

c. Occupancies indicated in the above table represent the weighted average physical occupancy levels over the entire three and nine month periods.

d. Realized annual rent per square foot is computed by annualizing rental income including late charges and administrative fees divided by weighted average occupied square footage for the period.

         The Same Store net operating income decreased 5.2% in the quarter ended September 30, 2002 as compared to the same period in 2001. The decrease was due to a decrease of 3.9% in rental income partially offset by a 0.8% decrease in cost of operations. The 3.9% decrease in rental income for the third quarter is attributable to a 4.8% decrease in the weighted average occupancy level partially offset by a 1.6% increase in realized rent per occupied square foot during the period.

         During each of calendar years 1999 and 2000, the Same Store facilities' occupancy levels averaged approximately 92%. These relatively high occupancy levels were attained and sustained through a variety of promotional activities offering new tenants move-in discounts aggregating approximately $20 million per year. During 2001, we changed our marketing strategy to aggressively increase rental rates and reduce the amount of discounts offered at the risk of lower occupancy levels. As a result of this strategy, rental income for 2001 was approximately 7.4% higher than the prior year. However, this improvement in rental income came at the expense of declining occupancy levels in 2001. During the first nine months of 2001, average occupancy levels were approximately 1.8% below those of 2000 for the same period, which we believed to be a manageable reduction. However, during the fourth quarter of 2001 and through February 2002, there was a rapid decline in occupancy levels which caused the year-over-year reduction to increase to 4.7% as of the end of February 2002. This reduction in occupancy level coincided with a reduction in call volume to our national telephone reservation center. We believe that these reductions were attributable to the absence of any significant promotional discounts offered to tenants as well as to general economic conditions.

         In the second half of March 2002, we reduced rental rates charged to new incoming tenants and began a national television advertising campaign. The national television campaign, which offered a significant promotional discount as part of the advertisement, was run from the second half of March 2002 through the first half of May 2002, resulting in increased move-in activity during April and May 2002 compared to the prior year. This campaign was terminated in the middle of May, and in the absence of significant promotional discounts from mid-May through the end of July 2002, rental activity during June and July 2002 decreased and the average occupancy for the Same Store facilities at July 31, 2002 was approximately 5.5% less than at July 31, 2001.

         Beginning in mid-August 2002, we reinstated a discount program and advertised on television in selected markets in an effort to enhance move-in activity and improve occupancy levels. This program had a positive impact upon move-in activity throughout the remainder of the third quarter. In addition, move-out activity began to subside which also contributed to positive occupancy gains. Average occupancy for the Same Store facilities at the end of September 2002 was 85.9%, as compared to 89.9% and the end of September 2001, representing a decrease of 4.0%.

         The narrowing of the year-over-year negative spread in occupancy from 5.5% at the end of July 2002 to 4.0% at the end of September 2002 was attained in part through our promotional discounting and television advertising program. Discounts given to new tenants totaled $4,632,000 for the quarter ended September 30, 2002 as compared to only $352,000 for the same period in 2001. Television advertising totaled $2,155,000 for the quarter ended September 30, 2002 as compared to $4,638,000 for the quarter ended September 31, 2001.

         We expect to continue promotional discounting and television advertising during the fourth quarter. The up front costs of these marketing activities, and the increases in discounts, are expected to adversely impact our net operating income during the fourth quarter of 2002 as compared to the fourth quarter of 2001. No assurance can be provided as to the impact of these efforts on our realized rents, occupancy levels, or net income of the Company. At October 31, 2002, the weighted average occupancy for our Same Store facilities was 85.7% as compared to 88.4% at October 31, 2001, representing a decrease of 2.7%. Television advertising totaled $1,493,000 for the month October 2002 as compared to $1,142,000 for the month of October 2001. In addition, discounts given totaled $2,406,000 for the month of October 2002 as compared to only $52,000 for October 2001. As a result, rental income and net operating income were lower in October 2002 than in October 2001.

         Cost of operations includes all direct and indirect costs of operating, marketing and managing the facilities, and is analyzed as follows:

                                           Three Months Ended September 30,           Nine Months Ended September 30,
                                       ----------------------------------------   ----------------------------------------
                                                                    Percentage                                 Percentage
                                           2002          2001         Change          2002          2001         Change
                                       ------------  ------------  ------------   ------------  ------------  ------------
                                                                     (amounts in thousands)
Direct property payroll............     $   13,817    $   13,149        5.1%       $   40,816    $   38,510        6.0%
Property taxes.....................         16,451        15,913        3.4%           48,848        47,183        3.5%
Repairs and maintenance............          4,133         3,890        6.2%           11,706        13,228      (11.5)%
Advertising and promotion..........          4,538         7,609      (40.4)%          11,900        14,784      (19.5)%
Telephone reservation center costs.          2,716         2,715        0.0%            7,546         8,349       (9.6)%
Cost of managing facilities........          5,016         5,060       (0.9)%          15,493        14,279        8.5%
Office, insurance, utilities and
   other expenses..................         10,186         8,999       13.2%           29,511        28,621        3.1%
                                       ------------  ------------  ------------   ------------  ------------  ------------
     Total cost of operations......     $   56,857    $   57,335       (0.8)%      $  165,820    $  164,954        0.5%
                                       ============  ============  ============   ============  ============  ============

         Increases in direct property payroll expense for the three and nine months ended September 30, 2002 as compared to the same periods in 2001 are due primarily to increased compensation to property managers. Included in advertising and promotion is $2,155,000 and $4,638,000 in television advertising for the three months ended September 30, 2002 and 2001, respectively; and $4,231,000 and $5,593,000 in television advertising for the nine months ended September 30, 2002 and 2001, respectively.

         The following table summarizes Same Store operating trends by region for the nine months ended September 30, 2002 and 2001 (dollar amounts in thousands):

                   Northern       Southern
                  California     California       Texas        Florida       Illinois     Other States      Total
                --------------  -------------- ------------- ------------- -------------  -------------  -------------

Rental income:
--------------
2002              $   67,562     $   91,505    $   48,368     $   47,006    $   41,824     $  248,093     $  544,358
2001              $   71,372     $   91,763    $   49,491     $   47,524    $   43,321     $  252,747     $  556,218
% change              (5.3)%         (0.3)%        (2.3)%         (1.1)%        (3.5)%         (1.8)%         (2.1)%

Cost of operations:
-------------------
2002              $   15,975     $   21,115    $   18,771     $   16,027    $   16,003     $   77,929     $  165,820
2001              $   15,802     $   19,498    $   19,161     $   16,961    $   15,793     $   77,739     $  164,954
% change               1.1%           8.3%         (2.0)%         (5.5)%         1.3%           0.2%           0.5%

Net operating income:
---------------------
2002              $   51,587     $   70,390    $   29,597     $   30,979    $   25,821     $  170,164     $  378,538
2001              $   55,570     $   72,265    $   30,330     $   30,563    $   27,528     $  175,008     $  391,264
% change              (7.2)%         (2.6)%        (2.4)%          1.4%         (6.2)%         (2.8)%         (3.3)%

Weighted avg. occupancy:
------------------------
2002                  85.1%          86.8%         84.7%          85.2%         84.2%          85.2%          85.3%
2001                  91.8%          91.5%         90.1%          88.2%         90.3%          88.8%          89.6%
% change              (6.7)%         (4.7)%        (5.4)%         (3.0)%        (6.1)%         (3.6)%         (4.3)%

Weighted avg.  annualized  realized rents per occupied sq.
----------------------------------------------------------
ft.:
2002              $   15.47      $   15.91     $    8.71      $   10.59     $   12.76      $   10.63      $   11.65
2001              $   15.13      $   15.13     $    8.37      $   10.36     $   12.32      $   10.42      $   11.34
% change               2.2%           5.2%          4.1%           2.2%          3.6%           2.0%           2.7%

Number of facilities:
---------------------
                       127            143           142            123           86            639           1,260


Liquidity and Capital Resources
--------------------------------------------------------------------------------

         We believe that our internally generated net cash provided by operating activities will continue to be sufficient to enable us to meet our operating expenses, capital improvements, debt service requirements and distributions to shareholders for the foreseeable future.

         Operating as a real estate investment trust ("REIT"), our ability to retain cash flow for reinvestment is restricted. In order for us to maintain our REIT status, a substantial portion of our operating cash flow must be distributed to our shareholders (see "REQUIREMENT TO PAY DISTRIBUTIONS" below). However, despite the significant distribution requirements, we have been able to retain a significant amount of our operating cash flow. The following table summarizes our ability to fund distributions to the minority interest, capital improvements to maintain our facilities, and distributions to our shareholders through the use of cash provided by operating activities. The remaining cash flow generated is available to fund principal payments on debt and reinvestment opportunities.


                                                                      For the nine months ended
                                                                            September 30,
                                                                  ---------------------------------
                                                                      2002                2001
                                                                  --------------     --------------
                                                                       (amounts in thousands)
Net cash provided by operating activities..................        $    460,105       $    420,028

Allocable to minority interest (Preferred Units)...........             (20,179)           (24,830)
Allocable to minority interest (common equity).............             (19,582)           (16,274)
                                                                  --------------     --------------
Cash from operations allocable to our shareholders.........             420,344            378,924

Capital improvements to maintain our facilities............             (16,041)           (24,484)
 Add back:  minority interest share of capital improvements
    to maintain facilities.................................                 659                452
                                                                  --------------     --------------

 Remaining operating cash flow available for distributions to
    our shareholders.......................................             404,962            354,892

Distributions paid:
  Preferred stock dividends................................            (111,704)           (85,508)
  Equity Stock, Series A dividends.........................             (16,126)           (14,080)
  Distributions to Common and Class B shareholders (a).....            (165,687)          (150,418)
                                                                  --------------     --------------

Cash available for principal payments on debt and reinvestment     $    111,445       $    104,886
                                                                  ==============     ==============

(a) Distributions to common shareholders include the regular common distribution of $1.35 and $0.89 per common share for the nine months ended September 30, 2002 and 2001, respectively. In addition, during the quarter ended September 30, 2001, a special distribution was declared and paid in the amount of $0.35 per common share.

         Our financial profile is characterized by a low level of debt to total capitalization, increasing net income, increasing cash flow from operations, and a conservative dividend payout ratio with respect to the common stock. We expect to fund our growth strategies with cash on hand at September 30, 2002, internally generated retained cash flows, and proceeds from issuing equity securities. In general, our current strategy is to continue to finance our growth with permanent capital; either common or preferred equity. We have in the past used our $200 million line of credit as temporary "bridge" financing, and repaid borrowings with internally generated cash flows and proceeds from the placement of permanent capital. As of September 30, 2002, we had no outstanding borrowings on the line of credit.

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

         Our portfolio of real estate facilities remains substantially unencumbered. At September 30, 2002, we had mortgage debt outstanding of $21.4 million and unsecured debt in the amount of $100.2 million, and had real estate facilities with a book value of approximately $4.1 billion.

         We believe that our size and financial flexibility enables us to access capital when appropriate. Between January 1, 2001 and September 30, 2002, we raised a total of $1.3 billion through the issuance of preferred securities, and $74.8 million through the issuance of our Equity Stock, Series A. From August 2001 through October 2002, we redeemed for cash $636.9 million in cumulative preferred stock and $80.0 million in preferred operating partnership units, allowing us to take advantage of favorable rate spreads.

         * During 2002, we have completed the following issuances of equity for cash:

         * On January 18, 2002, we completed a public offering of 6,000,000 depositary shares ($25 stated value per depositary share) each representing 1/1,000 of a share of 7.625% Cumulative Preferred Stock, Series T, raising net proceeds of $145,075,000.

         * On February 19, 2002, we completed a public offering of 6,000,000 depositary shares ($25 stated value per depositary share) each representing 1/1,000 of a share of 7.625% Cumulative Preferred Stock, Series U, raising net proceeds of $145,075,000.

         * On September 30, 2002, we completed a public offering of 6,900,000 depositary shares ($25 stated value per depositary share) each representing 1/1,000 of a share of 7.500% Cumulative Preferred Stock, Series V, raising net proceeds of $166,866,000.

         During 2002, we have completed the following redemptions of equity:

         * On September 30, 2002, we redeemed all 1,825,000 outstanding shares of our 10.00% Cumulative Preferred Stock, Series A at a redemption price of $25 per share for a total of $45,625,000, plus redemption costs of $18,000, plus accrued dividends.

         * On October 7, 2002, we redeemed all outstanding shares of our 8.00% Cumulative Preferred Stock, Series J held by the depositary and, as a result, the depositary redeemed all 6,000,000 depositary shares representing interests in its 8.00% Series J Preferred Stock at a redemption price of $25 per depositary share for a total of $150,000,000, plus redemption costs of $18,000, plus accrued dividends.

         REQUIREMENT TO PAY DISTRIBUTIONS: We have operated, and intend to continue to operate, in such a manner as to qualify as a REIT under the Internal Revenue Code of 1986, but no assurance can be given that we will at all time so qualify. To the extent that the Company continues to qualify as a REIT, we will not be taxed, with certain limited exceptions, on the taxable income that is distributed to our shareholders, provided that at least 90% of our taxable income is so distributed prior to filing of the Company's tax return. We have satisfied the REIT distribution requirement since 1980.

         During the nine months ended September 30, 2002 and 2001, we paid cash dividends totaling $111,704,000 and $85,508,000, respectively, to the holders of our Senior Preferred Stock. The amounts paid in 2002 include an aggregate of $15,101,000 with respect to the Series T and Series U Preferred Stock, which reflects a payment for a partial period from the date of their respective issuances. We estimate the regular annual distribution requirements with respect to our Preferred Stock outstanding at September 30, 2002 to be approximately $148.1 million, which excludes $12.0 million for our Senior Preferred Stock, Series J, which we redeemed in October 2002.

         During the nine months ended September 30, 2002 and 2001, we paid cash dividends totaling $20,179,000 and $24,830,000, respectively, to the holders of our preferred partnership units. The annual distribution requirement with respect to the preferred partnership units outstanding at September 30, 2002 is estimated at $26.9 million.

         During the nine months ended September 30, 2002 and 2001, we paid cash dividends totaling $16,126,000 and $14,080,000, respectively, to the holders of our Equity Stock, Series A. With respect to the depositary shares of Equity Stock, Series A, we have no obligation to pay distributions if no distributions are paid to the common shareholders. To the extent that we do pay common distributions in any year, the holders of the depositary shares receive annual distributions equal to the lesser of (i) five times the per share dividend on the common stock or (ii) $2.45. The depositary shares are noncumulative, and have no preference over our Common Stock either as to dividends or in liquidation. With respect to the Equity Stock, Series A outstanding at September 30, 2002, we estimate the total annual regular distribution to be approximately $21.5 million assuming that dividends of at least $0.49 per share per year are paid to the common shareholders.

         During the nine months ended September 30, 2002, we paid dividends totaling $165,687,000 ($1.35 per common share) to the holders of our common stock and Class B common stock. Based upon shares outstanding at September 11, 2002 and a quarterly distribution of $0.45 per share which was declared by the Board of Directors on November 7, 2002 and payable on December 31, 2002, we estimate dividend payments with respect to our common stock and Class B common stock of approximately $55.6 million for the fourth quarter of 2002.

         We anticipate that, at a minimum, quarterly distributions per common share will remain at $0.45 per common share. Over the past several years, in addition to the regular quarterly dividends paid to our common shareholder, we also paid special distributions. These special distributions were necessary to meet our distribution requirements in order to maintain our REIT tax status. It is unlikely that any special distribution will be required to enable the Company to meet its distribution requirements in 2002.

         CAPITAL IMPROVEMENT REQUIREMENTS: For 2002, we have budgeted approximately $28 million for capital improvements. During the nine months ended September 30, 2002, we incurred capital improvements of approximately $16.0 million.

         DEBT SERVICE REQUIREMENTS: We do not believe we have any significant refinancing risks with respect to our notes payable, all of which are fixed rate. At September 30, 2002, we had total outstanding notes payable of approximately $121.6 million. Approximate principal maturities of notes payable at September 30, 2002 are as follows:

                                            Unsecured Senior
                                                 Notes          Mortgage Debt              Total
                                            ----------------   ---------------     ------------------
                                                            (amounts in thousands)
2002 (remainder of)...................       $        4,875     $        1,135      $        6,010
2003..................................               35,900              3,585              39,485
2004..................................               25,800             15,063              40,863
2005..................................               11,200                156              11,356
2006..................................               11,200                170              11,370
Thereafter............................               11,200              1,298              12,498
                                            ----------------   ---------------     ------------------
                                             $      100,175     $       21,407      $      121,582
                                            ================   ===============     ==================

Weighted average rate.................             7.5%              10.2%                8.0%
                                            ================   ===============     ==================

         ACQUISITION OF INTERESTS IN SELF-STORAGE FACILITIES: On January 16, 2002, we acquired the remaining 70% interest in the Development Joint Venture for approximately $153,078,000 in cash. The Development Joint Venture was formed in April 1997 with equity capital consisting of 30% from the Company and 70% from an institutional investor, owns 47 storage facilities opened since 1997. On April 19, 2002, we acquired through a merger all of the remaining limited partnership interest not currently owned by the Company in PS Partners V, Ltd., a partnership which is consolidated with the Company. The acquisition cost consisted of approximately 533,796 shares ($20,054,000) of our common stock and approximately $12,815,000 in cash. On September 19, 2002, we acquired through a merger all of the remaining limited partnership interest not currently owned by the Company in PS Partners VI, Ltd., a partnership which is consolidated with the Company. The acquisition cost consisted of approximately 557,812 shares ($17,850,000) of our common stock and approximately $12,347,000 in cash.

         ACQUISITION OF SELF-STORAGE FACILITIES FROM THIRD PARTIES: During the nine months ended September 30, 2002, we acquired nine self-storage facilities from third parties for an aggregate acquisition cost of $29,899,000. Our low level of third-party acquisitions in recent years is not indicative of either the supply of facilities offered for sale or our ability to finance the acquisitions, but is primarily due to prices sought by sellers and our lack of desire to pay such prices. During the remainder of 2002, we will continue to seek to acquire additional self-storage facilities from third parties; however, it is difficult to estimate the level of third-party acquisitions.

         DEVELOPMENT OF SELF-STORAGE FACILITIES: We anticipate that the cost of development of self-storage facilities for the year ended December 31, 2002 and beyond will be approximately $125 million to $150 million per year. We have utilized two development joint ventures in the past 5 years; we acquired our partner's interest in January 2002 for one of the development joint ventures, and the other joint venture is fully committed. However, we believe that it is unlikely that we will form a development joint venture to fund our current pipeline described below.

         At September 30, 2002, our development "pipeline" consisted of 31 identified projects comprised of new and expansion self-storage facilities. Total estimated costs with respect to these facilities is approximately $207.5 million, of which $83.1 million has been spent, with opening dates estimated through the fourth quarter of 2003. The development and fill-up of these storage facilities is subject to significant contingencies such as obtaining appropriate governmental approvals. We estimate that the amount remaining to be spent of approximately $124.4 million on these 31 projects, which will be entirely funded by the Company, will be incurred over approximately the next 24 months.

         Land has been acquired for 24 of the 31 projects. These 24 projects have an aggregate estimated cost of $156.6 million and costs incurred through September 30, 2002 of approximately $79.8 million. The remaining 7 facilities represent identified sites where we have an agreement in place to acquire the land, generally within one year. However, there are no assurances that we will acquire and/or develop the land.

         The following table sets forth our development pipeline and a range of estimate opening dates for these projects (dollar amounts in thousands):

                                                                     Total Estimated         Total Cost
                                                      Number of          Cost of          Incurred through    Estimated Time Frames
                                                      Facilities       Development       September 30, 2002    of Facility Openings
                                                      ----------     ------------------  ------------------    --------------------
Development - land acquired at 9/30/02
--------------------------------------
Self-storage facilities..........................          18        $       131,520       $        71,191        Q4'02 - Q3'03
Expansions of existing self-storage facilities...           6                 25,127                 8,650        Q4'02 - Q2'03
                                                      ----------     ------------------  ------------------
     Total.......................................          24                156,647                79,841

Potential  development  - land to be  acquired  at
--------------------------------------------------
9/30/02
-------
Self-storage facilities..........................           7                 50,891                 3,291        Q3'03 - Q4'03
                                                      ----------     ------------------  ------------------
         Total...................................          31        $       207,538       $        83,132
                                                      ==========     ==================  ==================

         REPURCHASES OF THE COMPANY'S COMMON STOCK: The Company's Board of Directors authorized the repurchase from time to time of up to 25,000,000 shares of our common stock on the open market or in privately negotiated transactions. From the initial authorization through September 30, 2002, we have repurchased a total of 21,497,020 shares of common stock at an aggregate cost of approximately $535.9 million. There have been no substantial repurchases of our common stock since May 2001.

         FUNDS FROM OPERATIONS: Total funds from operations or "FFO" increased to $394,935,000 for the nine months September 30, 2002 compared to $369,815,000 for the same period in 2001. FFO available to common shareholders (after deducting preferred stock and equity stock dividends) was $267,105,000 for the nine months ended compared to $270,227,000 for the same period in 2001. FFO is defined as net income or (loss) (computed in accordance with generally accepted accounting principles) before: (i) gain or (loss) on early extinguishment of debt, (ii) minority interest in income and (iii) gain or (loss) on the disposition of real estate, adjusted as follow: (a) plus depreciation and amortization (including our pro-rata share of depreciation and amortization of unconsolidated equity interests and amortization of assets acquired in a merger, including property management agreements and goodwill), and (b) less FFO attributable to minority interest.

         FFO is supplemental performance measure for equity REITs as defined by the National Association of Real Estate Investment Trusts, Inc. ("NAREIT"). The NAREIT definition does not specifically address the treatment of minority interest in the determination of FFO or the treatment of the amortization of property management agreements and goodwill. In our case, FFO represents amounts attributable to our shareholders after deducting amounts attributable to the minority interests and before deductions for the amortization of property management agreements and goodwill. FFO is presented because management, as well as many industry analysts, consider FFO to be one measure of our performance and it is used in establishing the terms of the Class B Common Stock. FFO does not take into consideration capital improvements, scheduled principal payments on debt, distributions and our other obligations. Accordingly, FFO is not a substitute for cash flow or net income (as discussed above) as a measure of our liquidity or operating performance. FFO is not comparable to similarly entitled items reported by other REITs that do not define it exactly as we have defined it.

Item 2A.   Risk Factors
-----------------------

         In addition to the other information in our Form 10-Q and our Form 10-K for the year ended December 31, 2001, you should consider the following factors in evaluating the Company:

The Hughes family could control us.
-----------------------------------

         At September 30, 2002, the Hughes family owned approximately 33.6% of our outstanding shares of common stock (approximately 37.3% upon conversion of our class B common stock). Consequently, the Hughes family could control matters submitted to a vote of our shareholders, including electing directors, amending our organizational documents, dissolving and approving other extraordinary transactions, such as a takeover attempt.

Provisions in our organizational documents may prevent changes in control.
--------------------------------------------------------------------------

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

Provisions in our organizational documents may prevent changes in control.
--------------------------------------------------------------------------

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

         For any taxable year that we fail to qualify as a REIT and the relief provisions do not apply, we would be taxed at the regular rates on all of our taxable income, whether or not we make any distributions to our shareholders. Those taxes would reduce the amount of cash available for distribution to our shareholders or for reinvestment. As a result, our failure to qualify as a REIT during any taxable year could have a material adverse effect upon us and our shareholders. Furthermore, unless certain relief provisions apply, we would not be eligible to elect REIT status again until the fifth taxable year that begins after the first year for which we fail to qualify.

We may pay some taxes.
----------------------

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

We would incur a corporate level tax if we sell certain assets.
---------------------------------------------------------------

         We will generally be subject to a corporate level tax on any net built-in gain if before November 2005 we sell any of the assets we acquired in a November 1995 reorganization.

We and our shareholders are subject to financing risks.
-------------------------------------------------------

         Debt increases the risk of loss. In making real estate investments, we may borrow money, which increases the risk of loss. At September 30, 2002, our debt of $121.6 million was approximately 2.4% of our total assets.

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

Since our business consists primarily of acquiring and operating real estate, we
--------------------------------------------------------------------------------
are subject to real estate operating risks.
-------------------------------------------

         The value of our investments may be reduced by general risks of real estate ownership. Since we derive substantially all of our income from real estate operations, we are subject to the general risks of owning real estate-related assets, including:

         *    lack of demand for rental spaces or units in a locale;

         *    changes in general economic or local conditions;

         * changes in supply of or demand for similar or competing facilities in an area;

         *    potential terrorist attacks;

         *    the impact of environmental protection laws;

         * changes in interest rates and availability of permanent mortgage funds which may render the sale or financing of a property difficult or unattractive; and

         *    changes in tax, real estate and zoning laws.

         There is significant competition among self-storage facilities. Most of our properties are self-storage facilities, which generated 90% of our total revenues during the nine months ended September 30, 2002. Competition in the market areas in which many of our properties are located is significant and has affected the occupancy levels, rental rates and operating expenses of some of our properties. Average occupancy levels of the Same Store Facilities has decreased from 89.6% for the nine months ended September 30, 2001 to 85.3% for the nine months ended September 30, 2002. Any increase in availability of funds for investment in real estate may accelerate competition. Further development of self-storage facilities may intensify competition among operations of self-storage facilities in the market areas in which we operate.

         We may incur significant environmental costs and liabilities. As an owner and operator of real estate properties, under various federal, state and local environmental laws, we are required to clean up spills or other releases of hazardous or toxic substances on or from our properties. Certain environmental laws impose liability whether or not the owner knew of, or was responsible for, the presence of the hazardous or toxic substances. In some cases, liability may not be limited to the value of the property. The presence of these substances, or the failure to properly remediate any resulting contamination, also may adversely affect the owner's or operator's ability to sell, lease or operate its property or to borrow using its property as collateral.

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

Public Storage has no interest in Canadian mini-warehouses.
-----------------------------------------------------------

         The Hughes family has ownership interest in, and operates, approximately 38 mini-warehouses in Canada under the name "Public Storage." Public Storage personnel are engaged at the expense of the Canadian owners, in the supervision of the operation of these properties. Public Storage has a right of first refusal to acquire the stock or assets of the corporation engaged in these operations if the Hughes family or the corporation agree to sell them. However, Public Storage has no interest in the operations of this corporation, has no right to acquire this stock or assets unless the Hughes family decides to sell and receives no benefit from the profits and increases in value of the Canadian mini-warehouses. There may be conflicts of interest in allocating the time of Public Storage personnel between Public Storage's properties and the Canadian properties.

Our portable self-storage business has incurred operating losses.
-----------------------------------------------------------------

         Public Storage Pickup & Delivery was organized in 1996 to operate a portable self-storage business. We own all of the economic interest of Pickup & Delivery. Since Pickup & Delivery will operate profitably only if it can succeed in the relatively new field of portable self-storage, we cannot provide any assurance as to its profitability. Pickup & Delivery incurred operating losses (including discontinued operations) of $5,135,000 in 2000 and $2,218,000 in 2001. For the three and nine months ended September 30, 2002, (excluding discontinued operations) Pickup & Delivery had operating income totaling approximately $684,000 and $2,277,000, respectively, compared to an operating profit of $495,000 and an operating loss of $679,000 for the same periods in 2001. Pickup & Delivery had an operating loss from discontinued operations totaling approximately $5,302,000 and $6,951,000 for the three and nine months ended September 30, 2002, respectively, as compared to $67,000 and $431,000 for the same periods in 2001.

Item 3.  Qualitative and Quantitative Disclosures about Market Risk
-------------------------------------------------------------------

         To limit our exposure to market risk, we principally finance our operations and growth with permanent equity capital, consisting of either common or preferred stock. At September 30, 2002, our debt as a percentage of total shareholders' equity (based on book values) was 2.8%.

         Our preferred stock is not redeemable by the holders. Except under certain conditions relating to our qualification as a REIT, we may not redeem the Senior Preferred Stock prior to the following dates: Series B - March 31, 2003, Series C - June 30, 1999, Series D - September 30, 2004, Series E - January 31, 2005, Series F - April 30, 2005, Series J - August 31, 2002, Series K - January 19, 2004, Series L - March 10, 2004, Series M - August 17, 2004, Series Q - January 19, 2006, Series R - September 28, 2006, Series S - October 31, 2006, Series T - January 18, 2007, Series U - February 19, 2007 and Series V
- September 30, 2007. On or after the respective dates, each of the series of Senior Preferred Stock will be redeemable (The Series C and Series J are presently redeemable) at our option, in whole or in part, at $25 per share (or depositary share in the case of the Series J through Series V), plus accrued and unpaid dividends. The Series J Preferred Stock was redeemed on October 7, 2002.

         Our market risk sensitive instruments include notes payable, which totaled $121.6 million at September 30, 2002. Substantially all of the Company's notes payable bear interest at fixed rates. See "Item 2" - Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources for approximate principal maturities of the notes payable as of September 30, 2002.

Item 4.  Controls and Procedures
--------------------------------

         The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in reports the Company files and submits under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in accordance with SEC guidelines and that such information is communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure based on the definition of "disclosure controls and procedures" in Rule 13a-14(c) of the Exchange Act. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Also, the Company has investments in certain unconsolidated entities. As the Company does not control or manage these entities, its disclosure controls and procedures with respect to such entities are substantially more limited than those it maintains with respect to its consolidated subsidiaries.

         Within 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and the Company's Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based upon this evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect the internal controls subsequent to the date of the Company's evaluation.

PART II.   OTHER INFORMATION

Item 1.    Legal Proceedings
-------    -----------------

         Salaam, et. Al V. Public Storage, Inc. (filed February 2000).
         -------------------------------------------------------------

         The plaintiffs in this case are suing the Company on behalf of a purported class of California resident property managers who claim that they were not compensated for all the hours they worked. The named plaintiffs have indicated that their claims total less than $20,000 in aggregate. This maximum potential liability can only be increased if a class is certified or if claims are permitted to be brought on behalf of the others under the California Unfair Business Practices Act. The plaintiffs' motion for class certification was denied in August 2002; the plaintiffs have appealed this denial.

         The Company is continuing to vigorously contest the claims in this case and intends to resist any expansion beyond the named plaintiffs on the grounds of lack of commonality of claims. The Company's resistance will include opposing the plaintiffs' appeal of the court's denial of class certification.

         The Company is a party to various claims, complaints, and other legal actions that have arisen in the normal course of business from time to time. We believe that the outcome of these other pending legal proceedings, in the aggregate, will not have a material adverse effect upon the operations or financial position of the Company.

Item 5.    Other Items
----------------------

         On November 7, 2002, B. Wayne Hughes resigned as Chief Executive Officer of the Company. He intends to continue as Chairman of the Board.

         On November 7, 2002, the board of directors elected Ronald L. Havner, Jr., age 45, as Vice Chairman and Chief Executive Officer of the Company. Mr. Havner has been employed by the Company in various accounting and operational capacities since 1986 and served as Senior Vice President and Chief Financial Officer of the Company from November 1991 until December 1996 when be became Chairman, President and Chief Executive Officer of PS Business Parks, Inc. (AMEX: symbol PSB) an affiliate of the Company.

         He is a member of the National Association of Real Estate Investment Trusts (NAREIT) and the Urban Land Institute (ULI) and a Director of Business Machine Security, Inc. and Mobile Storage Group, Inc. Mr. Havner earned a Bachelor of Arts degree in Economics from the University of California, Los Angeles.

         On November 7, 2002, the board of directors of the Company amended the Company's Bylaws (i) to increase the authorized number of directors from 10 to 11 and (ii) to increase the flexibility of the board to designate a chief executive officer of the Company.

Item 6.    Exhibits and Reports on Form 8-K
-------------------------------------------

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

         3.9 Certificate of Determination for the 9.75% Cumulative Preferred Stock, Series F. Filed with Registrant's Form 8-A/A Registration Statement relating to the 9.75% Cumulative Preferred Stock, Series F and incorporated herein by reference.

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

         3.18 Certificate of Determination for Equity Stock, Series A. Filed with Registrant's Form 10-Q for the quarterly period ended June 30, 1997 and incorporated herein by reference.

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

         3.22 Certificate of Determination for 8% Cumulative Preferred Stock, Series J. Filed with Registrant's Form 8-A/A Registration Statement relating to the Depositary Shares Each Representing 1/1,000 of a Share of 8% Cumulative Preferred Stock, Series J and incorporated herein by reference.

         3.23 Certificate of Correction of Certificate of Determination for the 8.25% Convertible Preferred Stock. Filed with Registrant's Registration Statement No. 333-61045 and incorporated herein by reference.

         3.24 Certificate of Determination for 8-1/4% Cumulative Preferred Stock, Series K. Filed with Registrant's Form 8-A/A Registration Statement relating to the Depostary Shares Each Representing 1/1,000 of a Share of 8-1/4% Cumulative Preferred Stock, Series K and incorporated herein by reference.

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

         3.28 Certificate of Determination for 9.5% Cumulative Preferred Stock, Series N. Filed with Registrant's Annual Report on Form 10-K for the year ended December 31, 1999 and incorporated herein by reference.

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

         3.31 Certificate of Determination for 8.600% Cumulative Preferred Stock, Series, Q. Filed with Registrant's Form 8-A/A Registration Statement relating to the Depositary Shares Each Representing 1/1,000 of a Share of 8.600% Cumulative Preferred Stock, Series Q and incorporated herein by reference.

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

         3.37 Amendment to Certificate of Determination for 7.625% Cumulative Preferred Stock, Series T. Filed with Registrant's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2002. Filed herewith.

         3.38 Certificate of Determination for 7.500% Cumulative Preferred Stock, Series V. Filed with Registrant's Form 8-A Registration Statement relating to the Depositary Shares Each Representing 1/1,000 of a Share of 7.500% Cumulative Preferred Stock, Series V and incorporated herein by reference.

         3.39 Bylaws, as amended. Filed with Registrant's Registration Statement No. 33-64971 and incorporated herein by reference.

         3.40 Amendment to Bylaws adopted on May 9, 1996. Filed with Registrant's Registration Statement No. 333-03749 and incorporated herein by reference.

         3.41 Amendment to Bylaws adopted on June 26, 1997. Filed with Registrant's Registration Statement No. 333-41123 and incorporated herein by reference.

         3.42 Amendment to Bylaws adopted on January 6, 1998. Filed with Registrant's Registration Statement No. 333-41123 and incorporated herein by reference.

         3.43 Amendment to Bylaws adopted on February 10, 1998. Filed with Registrant's Current Report on Form 8-K dated February 10, 1998 and incorporated herein by reference.

         3.44 Amendment to Bylaws adopted on March 4, 1999. Filed with Registrant's Current Report on Form 8-K dated March 4, 1999 and incorporated herein by reference.

         3.45 Amendment to Bylaws adopted on May 6, 1999. Filed with Registrants' Form 10-Q for the quarterly period ended March 31, 1999 and incorporated herein by reference.

         3.46 Amendment to Bylaws adopted on November 7, 2002. Filed herewith.

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

         10.10 Deposit Agreement dated as of December 13, 1995, among Registrant, The First National Bank of Boston, and the holders of the depositary receipts evidencing the Depositary Shares Each Representing 1/1,000 of a Share of 8-7/8% Cumulative Preferred Stock, Series G. Filed with Registrant's Form 8-A/A Registration Statement relating to the Depositary Shares Each Representing 1/1,000 of a Share of 8-7/8% Cumulative Preferred Stock, Series G and incorporated herein by reference.

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

         10.12** Employment Agreement between Registrant and B. Wayne Hughes dated as of November 16, 1995. Filed with Registrant's Annual Report on Form 10-K for the year ended December 31,1995 and incorporated herein by reference.

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

         10.14 Limited Partnership Agreement of PSAF Development Partners, L.P. between PSAF Development, Inc. and the Limited Partner dated as of April 10, 1997. Filed with Registrant's Form 10-Q for the quarterly period ended March 31, 1997 and incorporated herein by reference.

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

         10.16 Agreement of Limited Partnership of PS Business Parks, L.P. dated as of March 17, 1998. Filed with PS Business Parks, Inc.'s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1998 and incorporated herein by reference.

         10.17 Deposit Agreement dated as of January 19, 1999 among Registrant, BankBoston, N.A. and the holders of the depositary receipts evidencing the Depositary Shares Each Representing 1/1,000 of a Share of 8-1/4% Cumulative Preferred Stock, Series K. Filed with Registrant's Form 8-A/A Registration Statement relating to the Depositary Shares Each Representing 1/1,000 of a Share of 8-1/4% Cumulative Preferred Stock, Series K and incorporated herein by reference.

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

         10.20 Amended and Restated Agreement of Limited Partnership of Storage Trust Properties, L.P., dated as of March 12, 1999. Filed with Registrant's Form 10-Q for the quarterly period ended June 30, 1999 and incorporated herein by reference.

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

         10.23 Deposit Agreement dated as of March 10, 1999 among Registrant, BankBoston, N.A. and the holders of the depositary receipts evidencing the Depositary Shares Each Representing 1/1,000 of a Share of 8-1/4% Cumulative Preferred Stock, Series L. Filed with Registrant's Form 8-A/A Registration Statement relating to the Depositary Shares Each Representing 1/1,000 of a Share of 8-1/4% Cumulative Preferred Stock, Series L and incorporated herein by reference.

         10.24 Note Purchase Agreement and Guaranty Agreement with respect to $100,000,000 of Senior Notes of Storage Trust Properties, L.P. Filed with Storage Trust Realty's Annual Report on Form 10-K for the year ended December 31, 1996 and incorporated herein by reference.

         10.25 Deposit Agreement dated as of August 17, 1999 among Registrant, BankBoston, N.A. and the holders of the depositary receipts evidencing the Depositary Shares Each Representing 1/1,000 of a Share of 8.75% Cumulative Preferred Stock, Series
                  M. Filed with Registrant's Form 8-A/A Registration Statement relating to the Depositary Shares Each Representing 1/1,000 of a Share of 8.75% Cumulative Preferred Stock, Series M and incorporated herein by reference.

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

         10.31* Registrant's 2000 Non-Executive/Non-Director Stock Option and Incentive Plan. Filed with Registrant's Registration Statement No, 333-52400 and incorporated herein by reference.

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

         10.36 Deposit Agreement dated as of October 31, 2001 among Registrant, Fleet National Bank and the holder of the depositary receipts evidencing the Depositary Shares Each Representing 1/1,000 of a Share of 7.875% Cumulative Preferred Stock, Series S. Filed with Registrant's Form 8-A Registration Statement relating to the Depositary Shares Each Representing 1/1,000 of a Share of 7.875% Cumulative Preferred Stock, Series S and incorporated herein by reference.

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

         10.40 Deposit Agreement dated as of September 30, 2002 among Registrant, Fleet National Bank and the holders of the depositary receipts evidencing the Depositary Shares Each Representing 1/1,000 of a Share of 7.500% Cumulative Preferred Stock, Series V. Filed with Registrant's Form 8-A Registration Statement relating to the Depositary Shares Each Representing 1/1,000 of a Share of 7.500% Cumulative Preferred Stock, Series V and incorporated herein by reference.

         11 Statement Re: Computation of Ratio of Earnings Per Share. Filed herewith.

         12 Statement Re: Computation of Ratio of Earnings to Fixed Charges. Filed herewith.

         99.1 Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith.

         99.2 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

         99.3 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

         99.4 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

         99.5 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.


         ---------------------
         *        Compensatory benefit plan.
         **       Management contract.

(b)      Reports on Form 8-K

         None.

                                   SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 DATED: November 14, 2002

                                 PUBLIC STORAGE, INC.

                                 By:    /s/  John Reyes
                                        John Reyes
                                        Senior Vice President and Chief
                                        Financial Officer (Principal financial
                                        officer and duly authorized officer)