Form 10-K
period 2002-12-31
PUBLIC STORAGE INC /CA
filed 2003-03-31
CIK 318380

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2002
                         ------------------

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

Securities registered pursuant to Section 12(b) of the Act:

                                                                                          Name of each exchange
                                Title of each class                                        on which registered
--------------------------------------------------------------------------------         -----------------------
9.20% Cumulative Preferred Stock, Series B, $.01 par value......................         New York Stock Exchange
Adjustable Rate Cumulative Preferred Stock, Series C, $.01 par value............         New York Stock Exchange
9.50% Cumulative Preferred Stock, Series D, $.01 par value......................         New York Stock Exchange
10% Cumulative Preferred Stock, Series E, $.01 par value........................         New York Stock Exchange
9.75% Cumulative Preferred Stock, Series F, $.01 par value......................         New York Stock Exchange
Depositary Shares Each Representing 1/1,000 of a Share of 8-1/4% Cumulative
     Preferred Stock, Series K, $.01 par value..................................         New York Stock Exchange
Depositary Shares Each Representing 1/1,000 of a Share of 8-1/4% Cumulative
     Preferred Stock, Series L, $.01 par value..................................         New York Stock Exchange
Depositary Shares Each Representing 1/1,000 of a Share of 8.75% Cumulative
     Preferred Stock, Series M, $.01 par value..................................         New York Stock Exchange
Depositary Shares Each Representing 1/1,000 of a Share of 8.600% Cumulative
     Preferred Stock, Series Q, $.01 par value..................................         New York Stock Exchange
Depositary Shares Each Representing 1/1,000 of a Share of 8.000% Cumulative
     Preferred Stock, Series R, $.01 par value..................................         New York Stock Exchange
Depositary Shares Each Representing 1/1,000 of a Share of 7.875% Cumulative
     Preferred Stock, Series S, $.01 par value..................................         New York Stock Exchange
Depositary Shares Each Representing 1/1,000 of a Share of 7.625% Cumulative
     Preferred Stock, Series T, $.01 par value..................................         New York Stock Exchange
Depositary Shares Each Representing 1/1,000 of a Share of 7.625% Cumulative
     Preferred Stock, Series U, $.01 par value..................................         New York Stock Exchange
Depositary Shares Each Representing 1/1,000 of a Share of 7.500% Cumulative
     Preferred Stock, Series V $.01 par value...................................         New York Stock Exchange
Depositary Shares Each Representing 1/1,000 of a Share of Equity Stock, Series A,
     $.01 par value.............................................................         New York Stock Exchange
Common Stock, $.10 par value....................................................         New York Stock Exchange,
                                                                                             Pacific Exchange

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

                                [ X ] Yes [ ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to the Form 10-K. [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act) Yes [ X ] No [ ]

The aggregate market value of the voting stock held by non - affiliates of the registrant as of June 30, 2002:

Common Stock, $0.10 Par Value - $2,835,113,000 (computed on the basis of $37.10 per share which was the reported closing sale price of the Company's Common Stock on the New York Stock Exchange on June 30, 2002).

Depositary Shares Each Representing 1/1,000 of a Share of Equity Stock, Series A, $.01 Par Value - $208,710,000 (computed on the basis of $27.90 per share which was the reported closing sale price of the Depositary Shares Each Representing 1/1,000 of a Share of Equity Stock, Series A on the New York Stock Exchange on June 30, 2002).

The number of shares outstanding of the registrant's classes of common stock as of March 14, 2003:

Common Stock, $.10 Par Value - 124,681,522 shares
-------------------------------------------------

Depositary Shares Each Representing 1/1,000 of a Share of Equity Stock, Series
------------------------------------------------------------------------------
A, $.01 Par Value - 8,776,102 depositary shares (representing 8,776,102 shares
------------------------------------------------------------------------------
of Equity Stock, Series A)
--------------------------

Equity Stock, Series AA, $.01 Par Value - 225,000 shares
--------------------------------------------------------

Equity Stock, Series AAA, $.01 Par Value - 4,289,544 shares
-----------------------------------------------------------

                       DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the proxy statement to be filed in connection with the annual shareholders' meeting to be held in 2003 are incorporated by reference into Part III.

                                    PART I

ITEM 1.  Business

Forward Looking Statements
--------------------------

         When used within this document, the words "expects," "believes," "anticipates," "should," "estimates," and similar expressions are intended to identify "forward-looking statements" within the meaning of that term in Section 27A of the Securities Exchange Act of 1933, as amended, and in Section 21F of the Securities Exchange Act of 1934, as amended. Such forward-looking statements involve known and unknown risks, uncertainties, and other factors, which may cause the actual results and performance of the Company to be materially different from those expressed or implied in the forward looking statements. Such factors are described in Item 1A, "Risk Factors" and include changes in general economic conditions and in the markets in which the Company operates and the impact of competition from new and existing storage and commercial facilities and other storage alternatives, which could impact rents and occupancy levels at the Company's facilities; difficulties in the Company's ability to evaluate, finance and integrate acquired and developed properties into the Company's existing operations and to fill up those properties, which could adversely affect the Company's profitability; the impact of the regulatory environment as well as national, state, and local laws and regulations including, without limitation, those governing Real Estate Investment Trusts, which could increase the Company's expense and reduce the Company's cash available for distribution; consumers' failure to accept the containerized storage concept which would reduce the Company's profitability; difficulties in raising capital at reasonable rates, which would impede the Company's ability to grow; delays in the development process, which could adversely affect the Company's profitability; and economic uncertainty due to the impact of war or terrorism could adversely affect our business plan. We disclaim any obligation to publicly release the results of any revisions to these forward-looking statements reflecting new estimates, events or circumstances after the date of this report.

General
-------

         Public Storage, Inc. (the "Company") is an equity real estate investment trust ("REIT") organized as a corporation under the laws of California on July 10, 1980. We are a fully integrated, self-administered and self-managed real estate investment trust ("REIT") that acquires, develops, owns and operates storage facilities. We are the largest owner and operator of storage space in the United States with direct and indirect equity investments in 1,403 storage facilities containing approximately 84.5 million square feet of net rentable space at December 31, 2002. Our common stock is traded on the New York Stock Exchange under the symbol "PSA". We also have a 44% ownership interest in PS Business Parks, Inc., which, as of December 31, 2002, owned and operated commercial properties containing approximately 14.4 million net rentable square feet of space. PS Business Parks, Inc. is a public REIT whose common stock trades on the American Stock Exchange under the symbol "PSB."

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

         The Company's website is www.publicstorage.com, and the company makes available free of charge on its website its reports on Forms 10-K, 10-Q, and 8-K, and all amendments to those reports as soon as reasonably practicable after the reports and amendments are electronically filed with or furnished to the SEC.

Management
----------

         Ronald L. Havner, Jr. (45) was appointed as a director, vice chairman, and chief executive officer of the Company on November 7, 2002. Mr. Havner has been employed by Public Storage or its affiliates in various financial and operational capacities since 1986 and served as senior vice president and chief financial officer of the Company from November 1991 until December 1996 when he became chairman, president, and chief executive officer of PS Business Parks, Inc., ("PSB") an affiliate of the Company. Mr. Havner continues as chairman and chief executive officer of PSB.

         B. Wayne Hughes (69) is chairman of the board of directors, a position he has held since 1991. Mr. Hughes plans to remain active in the Company's business, focusing primarily on strategic and marketing initiatives. Mr. Hughes established the Public Storage Organization in 1972 and has managed the Company through several market cycles. Our executive management team and their years of experience with the Company are as follows: Harvey Lenkin (66), President and Chief Operating Officer; 25 years; John Reyes (42), Chief Financial Officer, 12 years; and Marvin M. Lotz (60), Senior Vice President - Real Estate Division, 20 years.

         Our senior management has a significant ownership position in the Company with executive officers, directors and their families owning approximately 46.7 million shares or 37% of the common stock as of March 14, 2003.

Investment Objective
--------------------

         Our primary objective is to increase the value of each share through internal growth (by increasing funds from operations and cash available for distribution) and acquisitions of additional real estate investments. We believe that our access to capital, geographic diversification and operating efficiencies resulting from our size will enhance our ability to achieve this objective.

Competition
-----------

         Competition in the market areas in which we operate is significant and affects the occupancy levels, rental rates and operating expenses of certain of our facilities. The continued development of new storage facilities has intensified the competition among storage operators in many market areas in which we operate.

         In seeking investments, we compete with a wide variety of institutions and other investors. An increase in the amount of funds available for real estate investments may increase competition for ownership of interests in facilities and may reduce yields.

         We believe that the significant operating and financial experience of our executive officers and directors, combined with the Company's capital structure, national investment scope, geographic diversity, economies of scale and the "Public Storage" name, should enable us to compete effectively with other entities.

         In recent years consolidation has occurred in the fragmented storage industry. In addition to the Company, there are two other publicly traded REITs and numerous private regional and local operators operating in the storage industry. We believe that we are well positioned to capitalize on this consolidation trend due to our demonstrated access to capital and national presence.

Business Attributes
-------------------

         We believe that the Company possesses several primary business attributes that permit us to compete effectively:

         Comprehensive distribution system and national telephone reservation system: Our facilities are part of a comprehensive distribution system encompassing standardized procedures, integrated reporting and information networks and centralized marketing. This distribution system is designed to maximize revenue through pricing and occupancy.

         A significant component of our distribution system is our national telephone reservation center, which was implemented in 1996 and 1997 in order to provide added customer service and maximize utilization of available self - storage space. Customers calling either the toll-free telephone referral system,
(800) 44-STORE, or a storage facility, are directed to the national reservation system. A representative discusses with the customer space requirements, price and location preferences and also informs the customer of other products and services provided by the Company and its subsidiaries. We believe that the national telephone reservation system has enhanced our ability to market storage space.

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

         The concept of PSPUD is to provide an alternative to a traditional self-storage facility. PSPUD delivers a storage container(s) to the customer's location where the customer, at his convenience, packs his goods into the storage container. PSPUD will subsequently return to the customer's location to retrieve the storage container(s) for storage in a central facility. At December 31, 2002, PSPUD had 33 facilities (excluding certain facilities that are in the process of being closed) in operation in 11 states.

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

         Tenant insurance program: On December 31, 2001, the Company purchased all of the capital stock of PS Insurance Company, Ltd., from Mr. Hughes and members of his family. This insurance company reinsures policies issued to our customers against loss or damage goods stored by tenants in the Company's storage facilities. This subsidiary receives the premiums and bears the risks associated with the re-insurance. The Company believes that this insurance operation will continue to further supplement and strengthen the existing self-storage business and provide an additional source of earnings for the Company.

         Economies of scale: We are the largest provider of storage space in the industry. As of December 31, 2002, we operated 1,403 storage facilities in which we had an interest and managed 30 storage facilities for third parties in 37 states. At December 31, 2002, we had over 661,000 spaces rented. The size and scope of the operations have enabled us to achieve a high level of profit margins and low level of administrative costs relative to revenues.

         Brand name recognition: Our operations are conducted under the "Public Storage" brand name, which we believe is the most recognized and established name in the self-storage industry. Our storage operations are conducted in 37 states, giving us national recognition and prominence. We focus our operations within those states in the major metropolitan markets. This concentration establishes us as one of the largest providers of storage space in each market that we operate in and enables us to use a variety of promotional activities, such as television advertising as well as targeted discounting and referrals which are generally not economically viable for most of our competitors.

Growth and Investment Strategies
--------------------------------

         Our growth strategies consist of: (i) improving the operating performance of our stabilized existing traditional self-storage properties, (ii) acquiring additional interests in entities that own properties operated by the Company, (iii) acquiring interests in properties that are owned or operated by others, (iv) developing properties in selected markets, (v) improving the operating performance of the containerized storage operations, and (vi) participating in the growth of commercial facilities owned primarily by PS Business Parks, Inc. These strategies are described as follows:

          Improve the operating performance of existing properties: We seek to increase the net cash flow generated by our existing stabilized traditional self-storage properties by a) regularly evaluating our call volume, reservation activity, and move-in/move-out rates for each of our markets relative to our marketing activities, b) evaluating market supply and demand factors and, based upon these analyses, adjusting our marketing activities and rental rates, c) attempting to maximize revenues through evaluating the appropriate balance between occupancy and rental rates, and d) controlling expense levels. We believe that our property management personnel and systems, combined with the national telephone reservation system, will continue to enhance our ability to meet these goals.

         Acquire properties operated and partially owned by the Company: In addition to our wholly owned storage facilities, we operate storage facilities on behalf of other entities in which we have partial equity interests. From time to time, interests in these storage facilities are available for purchase, providing us with a source of additional acquisition opportunities. We believe these properties include some of the better-located and better-constructed storage facilities in the industry. Because we manage these properties, we have reliable operating information prior to acquisition, and these properties are easily integrated into our portfolio. The amount of such potential acquisition opportunities has decreased over the last several years as we have continued to acquire such interests. Such potential remaining acquisition opportunities include the remaining equity interests that we do not own in the entities described as "Other Investments" in Note 6 to the Company's financial statements, as well as the "Other Partnership Interests" in Note 9 to the Company's financial statements for the year ended December 31, 2002.

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

         With the exception of the March 1999 merger with Storage Trust, our investments in additional facilities have primarily been through development, rather than acquisitions of real estate facilities. We believe the development of real estate facilities described below is more attractive under current market conditions, which are characterized by relatively high prices obtained in sales of existing self-storage facilities, which exceed replacement cost.

         Develop properties in selected markets: Since 1995, the Company and its joint venture partnerships (described below in Financing) have opened a total of 119 facilities, including 19 facilities in 1998, 24 facilities in 1999, 27 facilities in 2000, 22 facilities in 2001, and 16 facilities in 2002. As of December 31, 2002, the Company has a development "pipeline" of 38 self-storage facilities and expansions to existing storage facilities with an aggregate estimated cost of approximately $199.8 million. Development of these facilities is subject to significant contingencies such as obtaining appropriate governmental agency approvals. The Company continues to seek attractive sites for development of additional storage facilities.

         Improve the operating performance of containerized storage operations:
At December 31, 2002, PSPUD operated 33 facilities. Nine of the facilities are leased from third parties, while 24 of the facilities are owned by the Company or PSPUD. 19 of the owned facilities are facilities combine containerized storage and traditional self-storage space in the same location ("Combination Facilities"), and five facilities are industrial facilities owned by the Company or PSPUD.

         During the year ended December 31, 2002, management adopted a business plan that included the closure of certain non-strategic containerized storage facilities (the "Closed Facilities"). The number of containerized facilities operated decreased from 55 facilities in 14 states at December 31, 2001, to 33 facilities in 11 states (excluding the Closed Facilities) at December 31, 2002.

         The rate of fill-up varies from facility to facility. As with the traditional self-storage facilities, PSPUD believes that the containerized storage business experiences seasonal fluctuations in occupancy levels with occupancies generally higher in the summer months than in winter months. There can be no assurance as to the level of PSPUD's expansion, level of gross rentals, level of move-outs or profitability. Management continues to evaluate the optimum level of containerized facility operations in each market in which it operates.

         The Company is in the process of converting 701,000 net rentable square feet of industrial space previously used by the discontinued containerized storage operations, into self-storage space.

         Participate in the growth of commercial facilities owned primarily by PS Business Parks, Inc.: On January 2, 1997, we reorganized our commercial property operations into a separate private REIT. The private REIT contributed its assets to a newly created operating partnership (the "Operating Partnership") in exchange for a general partnership interest and limited partnership interests. During 1997, the Company and certain partnerships in which the Company has a controlling interest contributed substantially all of their commercial properties to the Operating Partnership in exchange for limited partnership interests or to the private REIT in exchange for common stock. On March 17, 1998, the private REIT merged into Public Storage Properties XI, Inc., a publicly traded REIT and an affiliate of the Company and the name of the surviving corporation was changed to PS Business Parks, Inc. (the REIT and the related Operating Partnership are hereinafter referred to collectively as "PSB").

         The Company and certain partnerships that the Company controls have a 44% common equity interest in PSB as of December 31, 2002, comprised of its ownership of 5,418,273 shares of common stock and 7,305,355 limited partnership units in the Operating Partnership. The limited partnership units are convertible at our option, subject to certain conditions, on a one-for-one basis into PSB common stock.

         At December 31, 2002, PSB owned and operated 14.4 million net rentable square feet of commercial space located in eight states.

         In addition to our investment in PSB, we have direct interests in four commercial facilities with an aggregate of 262,000 net rentable square feet. In addition, certain of the Company's self-storage facilities rent a total of 992,000 net rentable square feet of commercial space at the same location. This commercial space is managed by PSB pursuant to management agreements.

         Policies with respect to investing activities: Following are the Company's policies with respect to certain other investing strategies, each of which may be entered into without a vote of shareholders:

         * Making loans to other entities: The Company has made loans in connection with the sale of properties, has made short-term loans to PS Business Parks, Inc. in the last three years and may make loans to third parties as part of its investment objectives. However, the Company doesn't expect such items to be a significant part of its investing activities.

         * Investing in the securities of other issuers for the purpose of exercising control: There have been two instances in the past three years where the Company has invested in the securities of another publicly-held REIT, one which resulted in control of that REIT (the merger with Storage Trust in 1999), and one that did not. The Company may engage in these activities in the future as a component of its real estate acquisition strategy. The Company also owns partnership interests in various consolidated and unconsolidated partnerships. See "Investments in Real Estate and Real Estate Facilities."

         * To underwrite securities of other issuers: The Company has not engaged in this activity in the last three years, and does not intend to in the future.

         * Short-term investing: The Company has not engaged in investments in real estate or real estate entities on a short-term basis in the last three years with the exception of the aforementioned investments in the securities of other REIT's. Instead, historically, the Company has acquired real estate assets and held them for an extended period of time. The Company does not anticipate any such short-term investments.

         * Repurchasing or reacquiring the Company's shares or other securities: The Board of Directors has authorized the repurchase from time to time of up to 25,000,000 shares of the Company's common stock on the open market or in privately negotiated transactions. Cumulatively through December 31, 2002, we repurchased a total of 21,497,020 shares of common stock at an aggregate cost of approximately $535,862,000. In addition, in 2001 and 2002, we redeemed or repurchased $636.9 million of our senior preferred stock and $80,000,000 of our preferred partnership units for cash, representing a refinancing of these securities into lower-coupon preferred securities. Any future repurchases of the Company's common stock will depend primarily upon the attractiveness of repurchases compared to our other investment alternatives. Future redemptions or repurchases of the Company's preferred securities, which will become available for redemption or repurchase on their respective call dates, will be dependent upon the spread between market rates and the coupon rates of these securities.

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

          Borrowings: We have in the past used our $200 million line of credit described below under "Borrowings" as temporary "bridge" financing, and repaid those amounts with permanent capital. In the last four years, the only additional long-term debt we have incurred has been assumed in connection with property acquisitions, most notably the merger with Storage Trust in 1999 wherein we assumed $100 million in senior unsecured notes. While it is not our present intention to issue debt as a long-term financing strategy, we have broad powers to borrow in furtherance of our objectives without a vote of our shareholders. These powers are subject to a limitation on unsecured borrowings in the Company's Bylaws described in "Limitations on Borrowings" below.

          Issuance of Senior Securities: The Company has in the last three years, and expects to continue, to issue additional series of preferred stock that are senior to the Company's Common Stock and Equity Stock. At December 31, 2002, we had approximately $1.8 billion of preferred stock outstanding. The preferred stock, which was issued in series, has general preference rights with respect to liquidation and quarterly distributions. We intend to continue to issue preferred securities without a vote of our common shareholders.

          Issuance of securities in exchange for property: The Company has issued common equity in exchange for real estate and other investments in the last three years. Future issuances will be dependent upon market conditions at the time, including the market prices of our equity securities.

          Development Joint Venture Financing: The Company has entered into two separate development joint venture partnerships since 1997 in order to provide development financing. As of December 31, 2002, these joint ventures have completed their development activities.

          In November 1999, we formed PSAC Development Partners, L.P., (the "Consolidated Development Joint Venture") with a joint venture partner (PSAC Storage Investors, LLC) whose partners include a third party institutional investor, owning approximately 35%, and Mr. Hughes, owning approximately 65%, to develop approximately $100 million of storage facilities. At December 31, 2002, PSAC Development Partners, L.P had completed construction on 24 storage facilities with a total cost of approximately $120.2 million. We expect that this second joint venture partnership will receive no additional capital funding to develop any additional facilities.

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

          PSAC Storage Investors, LLC provides Mr. Hughes with a fixed yield of approximately 8.0% per annum on his preferred non-voting interest (representing an investment of approximately $64.1 million at December 31, 2002). In addition, Mr. Hughes can receive up to 1% of cash flow of the Partnership (estimated to be less than $50,000 per year) if PSAC Storage Investors, LLC elects an early termination. If PSAC Storage Investors, LLC does not elect to cause an early termination, Mr. Hughes' 1% interest can increase to up to 10%.

          Disposition of properties: The Company is presently evaluating the sale of certain facilities, which are located in non-strategic markets and locations, which are estimated to be valued at approximately $23 million. The Company intends to use the proceeds from these sales as a source of funding for developments and third-party acquisitions.

          See "Management's Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources."

Investments in Real Estate and Real Estate Entities
---------------------------------------------------

         Investment Policies and Practices with respect to our investments:
Following are our investment practices and policies which, though we do not anticipate any significant alteration, can be changed by the Board of Directors without a shareholder vote:

         * Our investments primarily consist of direct ownership of self-storage properties (the nature of our self-storage properties is described in Item 2, "Properties"), as well as partial interests in entities that own self-storage properties, which are located in the United States.

         *    Our investments are acquired both for income and for capital gain.

         * Our partial ownership interests primarily reflect general and limited partnership interests in entities that own self-storage facilities that are operated by the Company.

         * Additional acquired interests in real estate (other than the acquisition properties from third parties) will include common equity interests in entities in which we already have an interest.

         * To a lesser extent, we have interests in existing commercial properties (described in Item 2, "Properties"), containing commercial and industrial rental space, primarily through our investment in PS Business Parks.

         * The Company is developing 38 storage facilities, including 16 expansions of real estate facilities, for a total cost of $199.8 million. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

         The following table outlines our ownership interest in self-storage facilities at December 31, 2002:

                                                            Net Rentable Square
                                               Number of    Footage of Storage
                                                Storage          Space (a)
                                               Facilities      (in thousands)
                                               ----------      --------------
Consolidated storage facilities:
   Wholly-owned by the Company.............         847            52,385
   Owned by Consolidated Entities..........         520            29,951
                                               ----------      --------------
                                                  1,367            82,336

 Facilities owned by Unconsolidated Entities         36             2,186
                                               ----------      --------------
 Total   storage   facilities  in  which  the
   Company has an ownership interest.......       1,403            84,522
                                               ==========      ==============

(a) Square footages for the consolidated facilities includes 1,695,000 net rentable square feet of industrial space for use in containerized storage activities.

         In addition to the Company's interest in self-storage facilities noted above, the Company owns four stand-alone commercial facilities with an aggregate of 262,000 net rentable square feet, owns five industrial facilities with an aggregate of 420,000 net rentable square feet used by the continuing containerized storage operations, and has 992,000 net rentable square feet of commercial space at certain of the self-storage facilities. The Company and the entities it controls also have a 44% common interest in PSB, which at December 31, 2002 owned and operated 14.4 million net rentable square feet of commercial space.

Facilities Owned by Controlled Entities
---------------------------------------

         In addition to our direct ownership of 847 storage facilities, at December 31, 2002, we had controlling ownership interests in 36 entities owning in aggregate 520 storage facilities. Because of our controlling interest in each of these entities, we consolidate the assets, liabilities, and results of operations of these entities on the Company's financial statements.

Facilities Owned by Unconsolidated Entities
-------------------------------------------

         At December 31, 2002, we had ownership interests in PSB and seven limited partnerships (collectively the "Unconsolidated Entities"). Our ownership interest in these entities is less than 50%.

         Due to the Company's limited ownership interest and limited control of these entities, we do not consolidate the accounts of these entities for financial reporting purposes and account for such investments using the equity method. PSB, which files financial statements with the Securities and Exchange Commission, has debt and other obligations that are not included on the Company's financial statements. The seven limited partnerships do not have any significant amounts of debt or other obligations. See Note 6 to the Company's financial statements for the year ended December 31, 2002 for further disclosure regarding the assets and liabilities of the Unconsolidated Entities.

         The following chart sets forth, as of December 31, 2002, the entities in which the Company has a controlling interest and the entities in which the Company has a minority interest:

---------------------------------------------------------------------------------------------------------------
          Subsidiaries (Controlled Entities)                        Entities in which the Company
                    of the Company                        has a Minority Interest (Unconsolidated Entities)
---------------------------------------------------------------------------------------------------------------

Carson Storage Ventures                                 Public Storage Alameda, Ltd.  (2)
Connecticut Storage Fund                                Public Storage Glendale Freeway, Ltd. (11)
Del Amo Storage Partners, Ltd.                          Metropublic Storage Fund (10)
Diversified Storage Venture Fund                        PS Business Parks, Inc.  (3)
Downey Storage Partners, Ltd.                           Public Storage Crescent Fund, Ltd. (4)
Huntington Beach Storage Partners, Ltd.                 Public Storage Partners, Ltd. (5)
Monterey Park Properties, Ltd.                          Public Storage Partners II, Ltd. (6)
PS Co-Investment Partners                               Public Storage Properties, Ltd. (7)
PS Insurance Company, Ltd.
PS Orangeco Holdings, Inc.
PS Orangeco, Inc.
PS Partners, Ltd.
PS Partners IV, Ltd. (10)
PS Partners V, Ltd.
PS Partners VI, Ltd.
PS Partners VIII, Ltd.
Public Storage Properties IV, Ltd. (8)
Public Storage Properties V, Ltd. (9)
PSA Institutional Partners, L.P.
PSAC Development Partners, L.P. (1)
Public Storage Euro Fund III, Ltd. (2)
Public Storage Euro Fund IV, Ltd. (2)
Public Storage Euro Fund V, Ltd. (2)
Public Storage Euro Fund VI, Ltd. (2)
Public Storage Euro Fund VII, Ltd. (2)
Public Storage Euro Fund VIII, Ltd. (2)
Public Storage Euro Fund IX, Ltd. (2)
Public Storage Euro Fund X, Ltd. (2)
Public Storage Euro Fund XI, Ltd. (2)
Public Storage Euro Fund XII, Ltd. (2)
Public Storage Euro Fund XIII, Ltd. (2)
Public Storage German Fund II, Ltd. (2)
Public Storage Institutional Fund
Public Storage Institutional Fund II (10)
Public Storage Institutional Fund III
Public Storage Institutional Fund IV (10)
Public Storage Pickup & Delivery, L.P.
STOR-Re Mutual Insurance Company, Inc.
Storage Trust Properties, L.P.
Van Nuys Storage Partners, Ltd.
Whittier Storage Partners, Ltd.

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

(10) B. Wayne Hughes is a general partner of this entity, and has no economic interest.

(11) B. Wayne Hughes is a general partner in this entity and owns a 0.02% equity interest.

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

Borrowings
----------

         We have a $200 million revolving line of credit (the "Credit Agreement") that has a maturity date of October 31, 2004 and bears an annual interest rate ranging from the London Interbank Offered Rate ("LIBOR") plus 0.45% to LIBOR plus 1.50% depending on our credit ratings (currently 0.45%). In addition, we are required to pay a quarterly commitment fee ranging from 0.20% per annum to 0.30% per annum depending on our credit ratings (currently the fee is 0.20% per annum). At December 31, 2002, we had no borrowings on our line of credit. At March 23, 2003, there were no borrowings on our line of credit.

         The Credit Agreement includes various covenants, the more significant of which require us to (i) maintain a balance sheet leverage ratio of less than
0.50 to 1.00, (ii) maintain certain quarterly interest and fixed-charge coverage ratios (as defined) of not less than 2.50 to 1.0 and 1.75 to 1.0, respectively, and (iii) maintain a minimum total shareholders' equity (as defined). In addition, we are limited in our ability to incur additional borrowings (we are required to maintain unencumbered assets with an aggregate book value equal to or greater than two times our unsecured recourse debt). We were in compliance with all the covenants of the Credit Agreement at December 31, 2002.

         As of December 31, 2002, we had notes payable of approximately $115.9 million. See Notes 7 and 8 to the consolidated financial statements for a summary of the Company's borrowings at December 31, 2002.

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

         Without the consent of holders of the various series of Senior Preferred Stock, we may not take any action that would result in a ratio of "Debt" to "Assets" (the "Debt Ratio") in excess of 50%. As of December 31, 2002, the Debt Ratio was approximately 2.0%. "Debt" means the liabilities (other than "accrued and other liabilities" and "minority interest") that should, in accordance with accounting principles generally accepted in the United States, be reflected on the Company's consolidated balance sheet at the time of determination. "Assets" means the Company's total assets before a reduction for accumulated depreciation and amortization that should, in accordance with generally accepted accounting principles, be reflected on the consolidated balance sheet at the time of determination.

         Our bank and senior unsecured debt agreements contain various financial covenants, including limitations on the level of indebtedness of 30% of total capitalization (as defined) and the prohibition of the payment of dividends upon the occurrence of an event of default (as defined).

Employees
---------

         We have 4,500 employees at December 31, 2002 who render services on behalf of the Company, primarily personnel engaged in property operation, substantially all of whom are employed by a clearing company that provides certain administrative and cost-sharing services to the Company and other owners of properties operated by the Company.

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

         On December 17, 1999, the Work Incentives Improvement Act of 1999 (the "Act"), which included certain provisions affecting REITs, was enacted. The REIT provisions of the Act generally are effective for taxable years beginning after December 31, 2000. The Act was intended to ease the restrictions on a REIT's ability to own the stock of taxable companies. The Act allows REITs to own up to 100% of the stock of companies that have made a joint election with the REIT to be treated as "taxable REIT subsidiaries" ("TRS"). A TRS will be subject to federal income tax on income as a regular corporation. Under prior law, a REIT generally could not own more than 10% of the voting securities of other issuers. Under the Act, the prior law 10% voting securities test was expanded so that REITs also are prohibited from owing more than 10% of the value of outstanding securities of any one corporate issuer, except for companies that elect to be treated as TRSs or companies that qualify for certain grandfather provisions in the Act.

         An important effect of the Act is that TRSs are permitted to offer noncustomary services to the tenants of the REIT (such services could be provided under prior law only by "independent contractors" from which the REIT could not earn any income). TRSs also are able to engage in other income producing activities that typically had been undertaken by REITs only through entities in which a REIT could have a substantial economic interest, but was limited to a 10% or less voting interest. The Act includes certain limitations that prevent income shifting between a REIT and its TRS, in an effort to ensure that TRSs in fact are taxable on the income that they earn. In addition, under prior law, a REIT could not own securities of any single issuer with a value in excess of 5% of the value of all the assets of the REIT. The Act also relaxed this limitation, so that a REIT may own a TRS (or TRSs), so long as the aggregate value of the TRSs, when combined with all other non-REIT assets, does not exceed 25% of the value of all assets of the REIT. The Company and certain affiliates have jointly made the TRS election.

Insurance
---------

         We believe that our properties are adequately insured. Our facilities have historically carried comprehensive insurance, including fire, earthquake, liability and extended coverage through STOR-Re Mutual Insurance Company, Inc. ("STOR-Re"), one of the Consolidated Entities, and insures portions of these risks through nationally recognized insurance carriers. STOR-Re also insures affiliates of the Company.

         The Company, Stor-RE, and its affiliates' maximum aggregate annual exposure for losses that are below the deductibles set forth in the third-party insurance contracts, assuming multiple significant events occur, is approximately $30 million. In addition, if losses exhaust the third-party insurers' limit of coverage of $125,000,000 for property coverage and $101,000,000 for general liability, our exposure could be greater. These limits are higher than estimates of maximum probable losses that could occur from individual catastrophic events (i.e., earthquake and wind damage) determined in recent engineering and actuarial studies.

ITEM 1A. Risk Factors

         In addition to the other information in our Form 10-K, you should consider the following factors in evaluating the Company:

THE HUGHES FAMILY COULD CONTROL US.

         At March 14, 2003, the Hughes family owned approximately 37% of our outstanding shares of common stock. Consequently, the Hughes family could control matters submitted to a vote of our shareholders, including electing directors, amending our organizational documents, dissolving and approving other extraordinary transactions, such as a takeover attempt, even though such actions may be favorable to the other common shareholders.

PROVISIONS IN OUR ORGANIZATIONAL DOCUMENTS MAY PREVENT CHANGES IN CONTROL.

         Restrictions in our organizational documents may further limit changes in control. Unless our board of directors waives these limitations, no shareholder may own more than (1) 2.0% of our outstanding shares of our common stock or (2) 9.9% of the outstanding shares of each class or series of our preferred or equity stock. Our organizational documents in effect provide, however, that the Hughes family may continue to own the shares of our common stock held by them at the time of the 1995 reorganization. These limitations are designed, to the extent possible, to avoid a concentration of ownership that might jeopardize our ability to qualify as a real estate investment trust or REIT. These limitations, however, also may make a change of control significantly more difficult (if not impossible) even if it would be favorable to the interests of our public shareholders. These provisions will prevent future takeover attempts not approved by our board of directors even if a majority of our public shareholders deem it to be in their best interests because they would receive a premium for their shares over the shares' then market value or for other reasons.

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

WE MAY PAY SOME TAXES.

         Even if we qualify as a REIT for Federal income tax purposes, we are required to pay some federal, state and local taxes on our income and property. Several corporate subsidiaries of the Company have elected to be treated as "taxable REIT subsidiaries" of the Company for federal income tax purposes since January 1, 2001. A taxable REIT subsidiary is a fully taxable corporation and is limited in its ability to deduct interest payments made to us. In addition, we will be subject to a 100% penalty tax on some payments that we receive if the economic arrangements among our tenants, our taxable REIT subsidiaries and us are not comparable to similar arrangements among unrelated parties. To the extent that the Company or any taxable REIT subsidiary is required to pay federal, state or local taxes, we will have less cash available for distribution to shareholders.

WE WOULD INCUR A CORPORATE LEVEL TAX IF WE SELL CERTAIN ASSETS.

         We will generally be subject to a corporate level tax on any net built-in gain if before November 2005 we sell any of the assets we acquired in the November 1995 reorganization.

WE AND OUR SHAREHOLDERS ARE SUBJECT TO FINANCING RISKS.

         Debt increases the risk of loss. In making real estate investments, we may borrow money, which increases the risk of loss. At December 31, 2002, our debt of $115.9 million was approximately 2.4% of our total assets.

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

         *    potential terrorist attacks;

         * changes in supply of or demand for similar or competing facilities in an area;

         *    the impact of environmental protection laws;

         * changes in interest rates and availability of permanent mortgage funds which may render the sale or financing of a property difficult or unattractive; and

         *    changes in tax, real estate and zoning laws.

         There is significant competition among self-storage facilities and from other storage alternatives. Most of our properties are self-storage facilities, which generated 94% of our rental revenue during 2002. Local market conditions will play a significant part in how competition will affect us. Competition in the market areas in which many of our properties are located from other self-storage facilities and other storage alternatives is significant and has affected the occupancy levels, rental rates and operating expenses of some of our properties. Any increase in availability of funds for investment in real estate may accelerate competition. Further development of self-storage facilities may intensify competition among operators of self-storage facilities in the market areas in which we operate. As discussed in Management's Discussion and Analysis of Financial Condition and Results of Operations - Self-Storage Operations, the revenues of the Consistent Group of facilities declined 3.3% in the year ended December 31, 2002 as compared to 2001. Such competition could have been a factor in this decline.

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

         Delays in development and fill-up of our properties would reduce our profitability: During 2002, the Company opened a total of 14 newly developed self-storage facilities at a total cost of approximately $92,109,000, and at December 31, 2002 the Company had 38 projects in development that were expected to begin construction by June 30, 2003. These 38 projects have total estimated costs of $199,760,000. Construction delays due to weather, unforeseen site conditions, personnel problems, and other factors, as well as cost overruns, would adversely affect the Company's profitability. Delays in the rent-up of newly developed facilities as a result of competition or other factors would also adversely impact the Company's profitability.

         Property taxes can increase and cause a decline in yields on investments. Each of our properties is subject to real property taxes. These real property taxes may increase in the future as property tax rates change and as our properties are assessed or reassessed by tax authorities. Such increases could adversely impact the Company's profitability.

         We must comply with the Americans with Disabilities Act and fire and safety regulations, which can require significant expenditures: ....All our properties must comply with the Americans with Disabilities Act and with related regulations (the "ADA"). The ADA has separate compliance requirements for "public accomodations" and "commercial facilities," but generally requires that buildings be made accessible to persons with disabilities. Various state laws impose similar requirements. A failure to comply with the ADA or similar state laws could result in government imposed fines on us and the award of damages to individuals affected by the failure. In addition, we must operate our properties in compliance with numerous local fire and safety regulations, building codes, and other land use regulations. Compliance with these requirements can require us to spend substantial amounts of money, which would reduce cash otherwise available for distribution to shareholders. Failure to comply with these requirements could also affect the marketability of our real estate facilities.

WE HAVE NO INTEREST IN CANADIAN SELF-STORAGE FACILITIES OWNED BY THE HUGHES FAMILY.

         The Hughes Family has ownership interests in, and operates, approximately 38 self-storage facilities in Canada under the name "Public Storage." Our personnel are engaged in the supervision and the operation of these properties and in providing certain administrative services, and the Canadian owners reimburse us at cost for these services. We have a right of first refusal to acquire the stock or assets of the corporation engaged in these operations if the Hughes family or the corporation agrees to sell them. However, we have no interest in the operations of this corporation, have no right to acquire this stock or assets unless the Hughes family decides to sell, and receive no benefit from the profits and increases in value of the Canadian mini-warehouses. There may be conflicts of interest in allocating the time of our personnel between our properties and the Canadian properties. The Board of Directors is currently evaluating these arrangements.

OUR PORTABLE SELF-STORAGE BUSINESS HAS INCURRED OPERATING LOSSES.

         Public Storage Pickup & Delivery ("PSPUD") was organized in 1996 to operate a portable self-storage business. We own all of the economic interest of PSPUD. Since PSPUD will operate profitably only if it can succeed in the relatively new field of portable self-storage, we cannot provide any assurance as to its profitability. PSPUD incurred operating losses of $5,135,000 in 2000, $2,218,000 in 2001 and $10,058,000 in 2002. PSPUD closed 22 facilities that were deemed not strategic to the Company's business plan during 2002.

         The operating loss for 2002 includes a write-down for impaired assets totaling $6,937,000 ($750,000 of which relates to continuing operations) and lease termination charges of $2,447,000 (see Note 4 to the financial statements for more information).

TERRORIST ATTACKS AND THE POSSIBILITY OF WIDER ARMED CONFLICT MAY HAVE AN ADVERSE IMPACT ON OUR BUSINESS AND OPERATING RESULTS AND COULD DECREASE THE VALUE OF OUR ASSETS.

         Terrorist attacks and other acts of violence or war, such as those that took place on September 11, 2001, could have a material adverse impact on our business and operating results. There can be no assurance that there will not be further terrorist attacks against the United States or its businesses or interests. Attacks or armed conflicts that directly impact one or more of our properties could significantly affect our ability to operate those properties and thereby impair our operating results. Further, we may not have insurance coverage for losses caused by a terrorist attack. Such insurance may not be available, or if it is available and we decide to obtain such terrorist coverage, the cost for the insurance may be significant in relationship to the risk overall. In addition, the adverse effects that such violent acts and threats of future attacks could have on the U.S. economy could similarly have a material adverse effect on our business and results of operations. Finally, further terrorist acts could cause the United States to enter into a wider armed conflict which could further impact our business and operating results.

PRESIDENT BUSH'S PROPOSED TAX CUT COULD ADVERSELY AFFECT THE PRICE OF OUR STOCK.

         President Bush has proposed a tax reduction package that would, among other things, substantially reduce or eliminate the taxation of dividends paid by corporations other than REITs. If the double taxation of corporate dividends were to be eliminated or reduced, certain of the relative tax advantage of being a REIT would be eliminated or reduced, which may have an adverse effect on the price of our stock. This adverse effect may take place prior to the adoption of any tax cut based upon the market's perception of the likelihood of implementation of such a provision.

ITEM 2.  Properties

         At December 31, 2002, we had direct and indirect ownership interests in 1,403 storage facilities located in 37 states:

                                              At December 31, 2002
                                   -------------------------------------------
                                   Number of Storage      Net Rentable Square
                                     Facilities (a)       Feet (in Thousands)
                                   -----------------      --------------------
California:
     Northern                              140                     7,916
     Southern                              165                    10,646
Texas                                      165                    11,124
Florida                                    138                     8,133
Illinois                                    95                     5,829
Georgia                                     62                     3,626
Colorado                                    50                     3,145
New Jersey                                  42                     2,449
Washington                                  42                     2,657
Maryland                                    41                     2,323
Missouri                                    38                     2,172
Virginia                                    38                     2,294
New York                                    36                     2,127
Ohio                                        31                     1,925
Oregon                                      25                     1,171
Tennessee                                   27                     1,566
North Carolina                              24                     1,266
South Carolina                              24                     1,082
Kansas                                      22                     1,316
Nevada                                      22                     1,409
Alabama                                     22                       895
Other states (17 states)                   154                     9,451
                                   -----------------      --------------------
     Totals                              1,403                    84,522
                                   =================      ====================

(a) Includes 1,367 self-storage facilities owned by the Company and entities controlled by the Company. The remaining 36 facilities are self-storage facilities owned by entities in which the Company has an interest; however, the Company does not have a controlling interest in such entities. See
     Schedule III: Real Estate and Accumulated Depreciation in the Company's 2002 financials, for a complete list of properties consolidated by the Company.

         Our facilities are generally operated to maximize cash flow through the regular review and, when warranted by market conditions, adjustment of scheduled rents. For the year ended December 31, 2002, the weighted average occupancy level and the weighted average annual realized rent per rentable square foot for our storage facilities were approximately 82.9% and $9.64, respectively. Included in the 1,403 storage facilities are 66 newly developed facilities opened since January 1, 1999, substantially all of which were in the fill-up stage in the year ended December 31, 2002.

         At December 31, 2002, 24 of our facilities were encumbered by an aggregate of $20.6 million in mortgage debt.

         The Company has no specific policy as to the maximum size of any one particular self-storage facility. However, none of our facilities involves, or is expected to involve, 1% or more of the Company's total assets, gross revenues or net income.

         Description of Storage facilities: Storage facilities, which comprise the majority of our investments (approximately 94% based on rental revenue), are designed to offer accessible storage space for personal and business use at a relatively low cost. A user rents a fully enclosed space which is for the user's exclusive use and to which only the user has access on an unrestricted basis during business hours. On-site operation is the responsibility of property managers who are supervised by district managers. Some storage facilities also include rentable uncovered parking areas for vehicle storage, as well as space for portable storage containers. Leases for storage facilities space may be on a long-term or short-term basis, although typically spaces are rented on a month-to-month basis. Rental rates vary according to the location of the property and the size of the storage space. All of our storage facilities are operated under the "Public Storage" name.

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

         Commercial Properties: In addition to our interest in 1,403 storage facilities, we have an interest in PSB, which, as of December 31, 2002, owns and operates 14.4 million net rentable square feet in eight states. At December 31, 2002, our investment in PS Business Parks represents less than 6% of our total assets based upon cost. The market value of our investment in PSB at December 31, 2002 of $404.6 million represents 8% of the book value of our total assets at December 31, 2002 of $4.8 billion. We also directly own four commercial properties with 262,000 net rentable square feet, have 992,000 net rentable square feet of commercial space that is located at certain of the self-storage facilities, and own five industrial facilities with an aggregate of 420,000 net rentable square feet that are being used by the continuing containerized storage operations.

         The commercial properties owned by PSB consist of flex space, office space and industrial space. PSB owns approximately 10.9 million square feet of flex space, which is defined as buildings that are configured with a combination of part warehouse space and part office space and can be designed to fit a wide variety of uses. The warehouse component of the flex space has a variety of uses including light manufacturing and assembly, storage and warehousing, showroom, laboratory, distribution and research and development activities. The office component of flex space is complementary to the warehouse component by enabling businesses to accommodate management and production staff in the same facility. PSB also owns approximately 2.2 million square feet of low-rise suburban office space, generally either in business parks that combine office and flex space or in desirable submarkets where the economics of the market demand an office build-out, and approximately 1.3 million square feet of industrial space that have characteristics similar to the warehouse component of the flex space.

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

ITEM 3.  Legal Proceedings

     Salaam, et. al v. Public Storage, Inc. (filed February 2000)
     ------------------------------------------------------------
     (Superior Court- Sacramento County)
     -----------------------------------

         The plaintiffs in this case are suing the Company on behalf of a purported class of California resident property managers who claim that they were not compensated for all the hours they worked. The named plaintiffs have indicated that their claims total less than $20,000 in aggregate. This maximum potential liability can only be increased if a class is certified or if claims are permitted to be brought on behalf of the others under the California Unfair Business Practices Act. The plaintiffs' motion for class certification was denied in August 2002; the plaintiffs have appealed this denial. This denial does not deal with the claim under the California Unfair Business Practices Act.

         The Company is continuing to vigorously contest the claims in this case and intends to resist any expansion beyond the named plaintiffs on the grounds of lack of commonality of claims. The Company's resistance will include opposing the plaintiffs' appeal of the court's denial of class certification and opposing the claim on behalf of others under the California Unfair Business Practices Act.

     Henriquez v. Public Storage, Inc. (Filed June 2002; Dismissed
     -------------------------------------------------------------
     January, 2003)(Superior Court - Los Angeles County)
     ---------------------------------------------------

         The plaintiff in this case filed a suit against the Company on behalf of a purported class of renters who rented self-storage units from the Company. Plaintiff alleged that the Company misrepresents the size of its units and sought damages and injunctive and declaratory relief under California statutory and common law relating to consumer protection, unfair competition, fraud and deceit and negligent misrepresentation. In January 2003, the plaintiff caused this suit to be dismissed. The plaintiff's attorney has advised that he anticipates filing a similar suit against the Company on behalf of a new plaintiff. However, the Company cannot presently determine the potential total damages, if any, or the ultimate outcome of any such litigation. If a new suit is filed, the Company intends to vigorously contest any claims on which it is based.

     Equity Resource Fund XV v. Public Storage Inc. (Filed August 1997)
     ------------------------------------------------------------------
     (Massachusetts Superior Court - Middlesex County)
     -------------------------------------------------

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

         In March 2003, the court granted plaintiff's motion to compel the sale of the units to the plaintiff. The Company is considering whether to appeal. If the Company is compelled to sell the units to plaintiff, the Company would incur a loss of approximately $1,839,000, which has been accrued as a loss on sale of real estate investments in the Company's income statement during 2002.

     PS Insurance Company
     --------------------

         In November 2002, a shareholder of the Company made a demand on the Board of Directors that challenged the fairness of the Company's acquisition of PS Insurance Company, Ltd. ("PSIC") and demanded that the Board recover the profits earned by PSIC from November 1995 through December 2001. The transaction, which had an acquisition cost of approximately $24.5 million, was approved by the independent directors of Board in March 2001 and closed in December 2001. PSIC was formerly owned by B. Wayne Hughes, the Chairman of the Board (and previously also the Chief Executive Officer) of the Company, and members of his family. In December 2002, the Board held a special meeting to authorize an inquiry by its independent directors to review the fairness to the Company's shareholders of its acquisition of PSIC and whether the Company should be entitled to be paid by Mr. Hughes and his family an amount equal to PSIC's profits since November 1995. The inquiry is currently ongoing.

         The Company is a party to various claims, complaints, and other legal actions that have arisen in the normal course of business from time to time. The Company believes that the outcome of these other pending legal proceedings, in the aggregate, will not have a material adverse effect upon the operations or financial portion of the Company.

ITEM 4.  Submission of Matters to a Vote of Security Holders

         The Company did not submit any matter to a vote of security holders in the fourth quarter of the fiscal year ended December 31, 2002.

ITEM 4A. Executive Officers of the Company

         The following is a biographical summary of the current executive officers of the Company:

         Ronald L. Havner, Jr., age 45, was appointed Vice Chairman and Chief Executive Officer of the Company on November 7, 2002. Mr. Havner has been employed by the Company in various accounting and operational capacities since 1986 and served as Senior Vice President and Chief Financial Officer of the Company from November 1991 until December 1996 when be became Chairman, President and Chief Executive Officer of PS Business Parks, Inc. (AMEX: symbol
PSB) an affiliate of the Company. He is a member of the National Association of Real Estate Investment Trusts (NAREIT) and the Urban Land Institute (ULI) and a Director of Business Machine Security, Inc. and Mobile Storage Group, Inc. Mr. Havner earned a Bachelor of Arts degree in Economics from the University of California, Los Angeles.

         Harvey Lenkin, age 66, became President and a director of the Company in November 1991. Mr. Lenkin has been employed by the Company for 25 years. He has been a director of PSB since March 1998 and was President of PSB from 1990 until March 1998. He is a member of the Board of Governors of the National Association of Real Estate Investment Trusts, Inc. (NAREIT).

         Marvin M. Lotz, age 60, became a director of the Company in May 1999. Mr. Lotz has been a Senior Vice President of the Company since November 1995. He served as president of the property management division from 1988 until July 2002 with overall responsibility for the Company's mini-warehouse operations. In July 2002, Mr. Lotz became president of the real estate division with overall responsibility for the Company's acquisition and development activity.

         John Reyes, age 42, a certified public accountant, joined the Company in 1990 and was Controller of the Company from 1992 until December 1996 when he became Chief Financial Officer. He became a Vice President of the Company in November 1995 and a Senior Vice President of the Company in December 1996. From 1983 to 1990, Mr. Reyes was employed by Ernst & Young.

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

                                                             Range
                                             -----------------------------------
          Year               Quarter              High                  Low
      -------------      -------------       -------------         -------------
         2001                   1st              $  26.750            $  24.125
                                2nd                 30.200               26.060
                                3rd                 34.850               29.150
                                4th                 35.150               32.480

         2002                   1st              $  38.400            $  33.190
                                2nd                 39.290               34.950
                                3rd                 37.900               29.000
                                4th                 32.530               27.980

                  The following table sets forth the high and low sales prices of the Depositary Shares Each Representing 1/1,000 of a Share of Equity Stock, Series A on the New York Stock Exchange composite tapes for the applicable periods.

                                                              Range
                                             -----------------------------------
          Year               Quarter              High                  Low
      -------------      -------------       -------------         -------------
                                                        -
         2001                    1st             $  25.250            $  22.563
                                 2nd                25.050               23.250
                                 3rd                26.550               24.360
                                 4th                27.480               25.900

         2002                    1st             $  28.250            $  26.650
                                 2nd                28.400               27.160
                                 3rd                28.180               25.700
                                 4th                27.700               26.050

                  As of March 19, 2003, there were approximately 20,887 holders of record of the Common Stock and approximately 14,267 holders of the Depositary Shares Each Representing 1/1,000 of a Share of Equity Stock, Series A.

b.       Dividends

                  We have paid quarterly distributions to our shareholders since 1981, our first full year of operations. Overall distributions on Common Stock for 2002 amounted to $209.1 million or $1.80 per share.

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


                  For Federal tax purposes, distributions to shareholders are treated as ordinary income, capital gains, return of capital or a combination thereof. For 2002, the dividends paid to the common shareholders ($1.80 per share), on all the various classes of preferred stock, and on our Equity Stock, Series A were characterized as 100% ordinary income.

                  For 2001, the dividends paid to the common shareholders ($1.69 per share), on all the various classes of preferred stock and on Equity Stock, Series A were characterized as ordinary income and long-term capital gain. The quarterly breakdown is as follows:

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
                         ===========   ===========    ===========    ===========

                  In 2000, distributions to common shareholders were $1.48 per share and were 98.3% ordinary income and 1.7% long-term capital gain.

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

                  At December 31, 2002, we had 8,776,102 depositary shares outstanding, each representing 1/1,000 of a share of Equity Stock A. The Equity Stock A ranks on a parity with common stock and junior to the Senior Preferred Stock with respect to distributions and liquidation and has a liquidation amount which cannot exceed $24.50 per share. Distributions with respect to each depositary share shall be the lesser of: a) five times the per share dividend on the Common Stock or
         b) $2.45 per annum. Except in order to preserve the Company's federal income tax status as a REIT, we may not redeem the depositary shares before March 31, 2010. On or after March 31, 2010, we may, at our option, redeem the depositary shares at $24.50 per depositary share. If the Company fails to preserve its federal income tax status as a REIT, each depositary share will be convertible into .956 shares of our common stock. The depositary shares are otherwise not convertible into common stock. Holders of depositary shares vote as a single class with our holders of common stock on shareholder matters, but the depositary shares have the equivalent of one-tenth of a vote per depositary share. We have no obligation to pay distributions on the depositary shares if no distributions are paid to common shareholders.

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

ITEM 6.  Selected Financial Data

                                                                          For the year ended December 31,
                                                     --------------------------------------------------------------------------
                                                       2002(1)         2001(1)        2000(1)         1999 (1)       1998 (1)
                                                     -----------     -----------    -----------     -----------     -----------
                                                                   (Amounts in thousands, except per share data)
Revenues:
  Rental income and tenant reinsurance premiums        $832,791        $767,944       $696,050        $626,086        $535,139
  Interest and other income                               8,661          14,225         18,836          16,700          18,614
                                                     -----------     -----------    -----------     -----------     -----------
                                                        841,452         782,169        714,886         642,786         553,753
                                                     -----------     -----------    -----------     -----------     -----------
Expenses:
  Cost of operations                                    295,517         262,988        245,265         214,973         204,106
  Depreciation and amortization                         179,634         166,178        148,195         137,469         111,691
  General and administrative                             15,619          21,038         21,306          12,491          11,635
  Interest expense                                        3,809           3,227          3,293           7,971           4,507
                                                     -----------     -----------    -----------     -----------     -----------
                                                        494,579         453,431        418,059         372,904         331,939
                                                     -----------     -----------    -----------     -----------     -----------
Income before equity in earnings of real estate entities, minority interest, discontinued operations and gain (loss) on disposition of
  real estate investments                               346,873         328,738        296,827         269,882         221,814
Equity in earnings of real estate entities               29,888          38,542         39,319          32,183          26,602
Minority interest in income                             (44,087)        (46,015)       (38,356)        (16,006)        (20,290)
                                                     -----------     -----------    -----------     -----------     -----------
Net income before discontinued operations and
  gain on disposition of real estate                    332,674         321,265        297,790         286,059         228,126
Discontinued operations (2)                             (11,395)         (1,148)        (1,278)           (328)         (1,107)
Gain/(loss) on disposition of real estate investments    (2,541)          4,091            576           2,154               -
                                                     -----------     -----------    -----------     -----------     -----------
Net income                                             $318,738        $324,208       $297,088        $287,885        $227,019
                                                     ===========     ===========    ===========     ===========     ===========
--------------------------------------------------- --------------- -------------- --------------- --------------- --------------
Per Common Share:
-----------------
Distributions                                             $1.80           $1.69          $1.48           $1.52           $0.88

Net income - Basic                                        $1.21           $1.53          $1.41           $1.53           $1.30
Net income - Diluted                                      $1.19           $1.51          $1.41           $1.52           $1.30

Weighted average common shares - Basic                  123,005         122,310        131,566         126,308         113,929
Weighted average common shares - Diluted                124,571         123,577        131,657         126,669         114,357

--------------------------------------------------- --------------- -------------- --------------- --------------- --------------
Balance Sheet Data:
-------------------
Total assets                                         $4,843,662      $4,625,879     $4,513,941      $4,214,385      $3,403,904
Total debt                                             $115,867        $168,552       $156,003        $167,338         $81,426
Minority interest (other partnership interests)        $154,499        $169,601       $167,918        $186,600        $139,325
Minority interest (preferred partnership               $285,000        $285,000       $365,000               -               -
interests)
Shareholders' equity                                 $4,158,969      $3,909,583     $3,724,117      $3,689,100      $3,119,340

--------------------------------------------------- --------------- -------------- --------------- --------------- --------------
Other Data:
-----------
Net cash provided by operating activities              $588,961        $538,534       $525,775        $463,292        $388,407
Net cash used in investing activities                 $(323,464)      $(306,058)     $(465,464)      $(452,209)      $(365,506)
Net cash provided by (used in) financing activities   $(211,720)      $(272,596)      $(25,969)        $(7,183)       $(13,131)

(1) During 2002, 2001, 2000, 1999 and 1998, we completed several significant business combinations and equity transactions. See Notes 3, 9, and 10 to the Company's consolidated financial statements.

(2) During the year ended December 31, 2002, the Company adopted a business plan that included the closure of certain non-strategic containerized storage facilities (the "Closed Facilities."). The historical operations of the Closed Facilities are classified as discontinued operations, with the rental income, cost of operations, and depreciation expense with respect to these facilities for current and prior periods included in the line-item "Discontinued Operations - Containerized Storage" on the income statement. Also, during 2002, we sold one of our commercial facilities and classified its historical operations as discontinued operations, with the rental income, cost of operations, and depreciation expense with respect to this facility for current and prior periods included in the line-item "Discontinued Operations" on the income statement.

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

         The following discussion and analysis should be read in conjunction with our consolidated financial statements and notes thereto.

         FORWARD LOOKING STATEMENTS: When used within this document, the words "expects," "believes," "anticipates," "should," "estimates," and similar expressions are intended to identify "forward-looking statements" within the meaning of that term in Section 27A of the Securities Exchange Act of 1933, as amended, and in Section 21F of the Securities Exchange Act of 1934, as amended. Such forward-looking statements involve known and unknown risks, uncertainties, and other factors, which may cause the actual results and performance of the Company to be materially different from those expressed or implied in the forward looking statements. Such factors are described in Item 1A, "Risk Factors" and include changes in general economic conditions and in the markets in which the Company operates and the impact of competition from new and existing storage and commercial facilities and other storage alternatives, which could impact rents and occupancy levels at the Company's facilities; difficulties in the Company's ability to evaluate, finance and integrate acquired and developed properties into the Company's existing operations and to fill up those properties, which could adversely affect the Company's profitability; the impact of the regulatory environment as well as national, state, and local laws and regulations including, without limitation, those governing Real Estate Investment Trusts, which could increase the Company's expense and reduce the Company's cash available for distribution; consumers' failure to accept the containerized storage concept which would reduce the Company's profitability; difficulties in raising capital at reasonable rates, which would impede the Company's ability to grow; delays in the development process, which could adversely affect the Company's profitability; and economic uncertainty due to the impact of war or terrorism could adversely affect our business plan. We disclaim any obligation to publicly release the results of any revisions to these forward-looking statements reflecting new estimates, events or circumstances after the date of this report.

         Critical Accounting Policies
         ----------------------------

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

         Given the complex nature of the REIT qualification requirements, the ongoing importance of factual determinations and the possibility of future changes in our circumstances, we cannot provide any assurance that we actually have satisfied or will satisfy the requirements for taxation as a REIT for any particular taxable year. For any taxable year that we fail or have failed to qualify as a REIT and applicable relief provisions did not apply, we would be taxed at the regular corporate rates on all of our taxable income, whether or not we made or make any distributions to our shareholders. Any resulting requirement to pay corporate income tax, including any applicable penalties or interest, could have a material adverse impact on our financial condition or results of operations. Unless entitled to relief under specific statutory provisions, we also would be disqualified from taxation as a REIT for the four taxable years following the year during which qualification was lost. There can be no assurance that we would be entitled to any statutory relief.

         IMPAIRMENT OF LONG LIVED ASSETS: Substantially all of our assets consist of long-lived assets, including real estate, assets associated with the containerized storage business, goodwill, and other intangible assets. We quarterly evaluate our long-lived assets for impairment. As described in Note 2 to the consolidated financial statements, the evaluation of goodwill for impairment entails valuation of the reporting unit to which goodwill is allocated, which involves significant judgment in the area of projecting earnings, determining appropriate price-earnings multiples, and discount rates. In addition, the evaluation of other long-lived assets for impairment requires determining whether indicators of impairment exist, which is a subjective process. When any indicators of impairment are found, the evaluation of such long-lived assets then entails projections of future operating cashflows, which also involves significant judgment. We have identified no such impairments at December 31, 2002, other than those denoted with respect to the containerized storage activities. However, future events, or facts and circumstances that currently exist that we have not yet identified, could cause us to conclude in the future that our long lived assets are impaired. Any resulting impairment loss could have a material adverse impact on our financial condition and results of operations.

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

         ESTIMATED LEVEL OF RETAINED RISK LIABILITIES: As described in Note 2 to the consolidated financial statements, we retain certain risks with respect to property perils, legal liability, and other such risks. In connection with our retention of these risks, we accrue losses based upon our estimated level of losses incurred using certain actuarial assumptions followed in the insurance industry and based upon our experience. While we believe that the amounts of the accrued losses are adequate, the ultimate liability may be in excess of or less than the amounts provided.

         ACCRUALS FOR CONTINGENCIES: We are exposed to business and legal liability risks with respect to events that have occurred, but in accordance with accounting principles generally accepted in the United States, we have not accrued for such potential liabilities because the loss is either not probable or not estimable or because we are not aware of the event. Future events and the result of pending litigation could result in such potential losses becoming probable and estimable, which could have a material adverse impact on our financial condition or results of operations. Some of these potential losses, which we are aware of, are described in Note 16 to the consolidated financial statements.

         ACCRUALS FOR OPERATING EXPENSES: We accrue for property tax expense and other operating expenses based upon estimates and historical trends and current and anticipated local and state government rules and regulations. If these estimates and assumptions are incorrect, our expenses could be misstated.

         OVERVIEW: The self-storage industry is highly fragmented and is composed predominantly of numerous local and regional operators. Competition in the markets in which we operate is significant and has increased over the past several years due to additional development of self-storage facilities. We believe that the increase in competition has had a negative impact to our occupancy levels and rental rates in many markets. However, we believe that we possess several distinguishing characteristics that enable us to compete effectively with other owners and operators.

         We are the largest owner and operator of self-storage facilities in the United States with ownership interests as of December 31, 2002 in 1,403 self-storage facilities containing approximately 84.5 million net rentable square feet. All of our facilities are operated under the "Public Storage" brand name, which we believe is the most recognized and established name in the self-storage industry. Located in the major metropolitan markets of 37 states, our self-storage facilities are geographically diverse, giving us national recognition and prominence. This concentration establishes us as one of the dominant providers of storage space in most markets in which we operate and enables us to use a variety of promotional activities, such as television advertising as well as targeted discounting and referrals, which are generally not economically viable to most of our competitors. In addition, we believe that the geographic diversity of the portfolio reduces the impact from regional economic downturns and provides a greater degree of revenue stability.

         We will continue to focus our growth strategies on: (i) improving the operating performance of our existing self-storage properties, (ii) increasing our ownership of self-storage facilities, (iii) improving the operating performance of our containerized storage business, and (iv) participating in the growth of PS Business Parks, Inc. ("PSB"). Major elements of these strategies are as follows:

* We will focus on enhancing the operating performance of our self-storage properties, primarily through increases in revenues achieved through the telephone reservation center and associated marketing efforts. However, during 2002, the Consistent Group of facilities (defined below) exhibited reductions in rental income and net operating income before depreciation of 3.3% and 5.7%, respectively, over the prior year. We believe that these reductions were attributable to the impact of changes in our marketing strategy as well as to general economic conditions. See "Self-Storage Operations - Consistent Group of Facilities" for further discussion. We expect future increases in rental income to come from increases in occupancy and increases in realized rent, although there can be no assurance.

* We expect to continue our development program, though at a level of development that is lower than that experienced in the last three years. Over the past four years, the Company and the Consolidated Development Joint Venture has developed and opened a total of 66 storage facilities at a cost of approximately $421.2 million, containing approximately 4,905,000 net rentable square feet. We have a total of 38 projects identified for openings after December 31, 2002 at an estimated total cost of $199.8 million. These 38 projects are comprised of 22 self-storage facilities and expansions of 16 existing self-storage facilities.

* We will acquire facilities from third parties. This activity has not contributed significantly to our growth over the past three years, as we have acquired only 17 self-storage facilities from third parties. We believe that our national telephone reservation system and marketing organization present an opportunity for increased revenues through higher occupancies of the properties acquired from third parties, as well as cost efficiencies through greater critical mass.

* We will attempt to continue to acquire self-storage facilities from affiliates or interests in affiliated entities that own self-storage facilities which we manage, as they become available from time to time. The pool of such available acquisitions has continued to decrease as we have acquired such remaining interests over the last several years.

* We will continue to focus on improving the operations of the containerized storage operations. Over the last three years, we have developed facilities that combine containerized storage and traditional self-storage. These facilities have replaced facilities previously leased from third parties, thereby reducing third-party lease expense. During 2002, we identified 22 containerized storage facilities that no longer fit into our business plan going forward. These 22 facilities have been or will be closed thereby reducing the number of containerized facilities from 55 to 33 facilities. We continue to evaluate the optimum level of containerized facility operations in each market in which we operate and may close additional facilities during 2003. In addition, we continue to refine the operating model of the containerized storage business.

* Through our investment in PSB, we will continue to participate in the growth of this company's investment in approximately 14.4 million net rentable square feet of commercial space at December 31, 2002.

Results of Operations
--------------------------------------------------------------------------------

         NET INCOME: Net income was $318,738,000 for 2002 compared to $324,208,000 for 2001, representing a decrease of 1.7%. The decrease in net income was caused primarily by a decrease in the operating results of our Consistent Group of self-storage properties, increased depreciation expense resulting primarily from new property additions, and charges relating to the planned closure of several containerized storage facilities. The impact of these items was partially offset by increased earnings generated by the acquisition of additional real estate investments during 2001 and 2002, the earnings generated by the tenant reinsurance business that was acquired at the end of 2001, reduced general and administrative expense, and a decrease in income allocated to minority interests.

         Net income was $324,208,000 for 2001 compared to $297,088,000 for 2000, representing an increase of 9.1%. The increase was primarily the result of improved operating results of our Consistent Group self-storage properties, reduced operating losses from the containerized storage business and increased earnings generated by the acquisition of additional real estate investments during 2000 and 2001. The impact of these items was offset partially by an increased allocation of income to minority combined with an increase in depreciation expense during 2001 resulting from new property additions during 2000 and 2001.

         NET INCOME PER SHARE: Net income was $1.19 per common share, on a diluted basis, for 2002 compared to $1.51 per common share for 2001. In addition to those factors denoted above with respect to the reduction in net income in 2002, net income per share, on a diluted basis, decreased due to (i) an increase in net income allocated to both our preferred and Equity Stock, Series A shareholders and (ii) an increase in weighted average diluted common shares outstanding. Diluted weighted average common equivalent shares outstanding totaled 124,571,000 for 2002 compared to 123,577,000 for 2001.

         Net income was $1.51 per common share, on a diluted basis, for 2001 compared to $1.41 per common share in 2000. This increase was due to the same factors denoted above with respect to the increase in net income in 2001 combined with a decrease in weighted average shares outstanding due to our common share repurchase activities, offset partially by an increase in net income allocated to both our preferred and Equity Stock, A shareholders. Diluted weighted average shares outstanding decreased from 131,657,000 in 2000 to 123,577,000 in 2001, as a result of the impact of common share repurchases in 2001.

         In computing net income allocable to common shareholders for each period, aggregate dividends paid to the holders of the Equity Stock, Series A and preferred equity securities have been deducted in determining net income allocable to the common shareholders. Distributions paid to the holders of the Equity Stock, Series A totaled $21,501,000 in 2002, $19,455,000 in 2001 and $11,042,000 in 2000. Distributions paid to our preferred shareholders totaled $148,926,000 in 2002, $117,979,000 in 2001 and $100,138,000 in 2000.

Real Estate Operations
--------------------------------------------------------------------------------

         SELF - STORAGE OPERATIONS: Our self-storage operations are by far the largest component of our operating activities, representing approximately 91% of our revenues generated during 2002. Rental income, with respect to our self-storage operations, has grown from $653,110,000 in 2000 to $721,662,000 in 2001, representing an increase of 10.5%. In 2002, rental income grew to $763,287,000, representing an increase of 5.8% as compared to 2001. The year over year improvements in rental income include changes in the performance of those properties that we owned throughout the three year period and the increase in the number of properties in our portfolio either through our acquisition or development activities.

         At the end of 1999, we had a total of 1,202 self-storage facilities included in our consolidated financial statements. Since that time we have increased the number of self-storage facilities by 165 (2000 - 40 facilities, 2001 - 22 facilities and 2002 - 103 facilities). To enhance year over year comparisons, the following table summarizes, and the ensuing discussion describes, the self-storage operating results based upon the following categories:

(i) 1,152 self-storage facilities that are reflected in the financial statements on a stabilized basis for the entire three years ended December 31, 2002 (the "Consistent Group"),

(ii) 66 development facilities that were opened since January 1, 1999 (the "Developed Facilities"), (iii) 113 facilities that were acquired in the three years ended December 31, 2002 (the "Acquired Facilities"),

(iv) 36 facilities that were owned throughout the three years ended December 31, 2002 but were not stabilized, (the "Expansion Facilities"), and

(v) one facility that was disposed of during the three years ended December 31, 2002 (the "Disposed Facility"):

Self - storage operations summary:                         Year Ended December 31,                Year Ended December 31,
----------------------------------                    -----------------------------------     -----------------------------------
                                                                               Percentage                             Percentage
                                                        2002          2001        Change       2001          2000        Change
                                                      ----------   ----------  ----------     ----------   ----------  ----------
                                                                            (Dollar amounts in thousands)
Rental income (a):
   Consistent Group (b)........................        $644,778     $666,964      (3.3)%      $666,964     $623,663        6.9%
   Acquired Facilities (c).....................          73,538       19,516     276.8%         19,516        5,657      245.0%
   Expansion Facilities (d)....................          19,848       19,962      (0.6)%        19,962       19,417        2.8%
   Developed Facilities (e)....................          25,123       14,870      69.0%         14,870        3,715      300.3%
   Disposed Facility (f).......................               -          350    (100.0)%           350          658      (46.8)%
                                                      ----------   ----------  ----------     ----------   ----------  ----------
     Total rental income.......................         763,287      721,662       5.8%        721,662      653,110       10.5%
                                                      ----------   ----------  ----------     ----------   ----------  ----------
Cost of operations:
   Consistent Group............................         206,810      202,482       2.1%        202,482      198,857        1.8%
   Acquired Facilities.........................          22,306        7,258     207.3%          7,258        1,605      352.2%
   Expansion Facilities........................           7,884        9,608     (17.9)%         9,608        6,788       41.5%
   Developed Facilities........................          13,957        9,652      44.6%          9,652        2,908      231.9%
   Disposed Facility...........................               -          211    (100.0)%           211          304      (30.6)%
                                                      ----------   ----------  ----------     ----------   ----------  ----------
   Total cost of operations....................         250,957      229,211       9.5%        229,211      210,462        8.9%
                                                      ----------   ----------  ----------     ----------   ----------  ----------
Net operating income before depreciation:
   Consistent Group............................         437,968      464,482      (5.7)%       464,482      424,806        9.3%
   Acquired Facilities.........................          51,232       12,258     317.9%         12,258        4,052      202.5%
   Expansion Facilities........................          11,964       10,354      15.5%         10,354       12,629      (18.0)%
   Developed Facilities........................          11,166        5,218     114.0%          5,218          807      546.6%
   Disposed Facility...........................               -          139    (100.0)%           139          354      (60.7)%
                                                      ----------   ----------  ----------     ----------   ----------  ----------
   Total net operating income before depreciation       512,330      492,451       4.0%        492,451      442,648       11.3%
 Depreciation..................................         171,415      158,476       8.2%        158,476      141,425       12.1%
                                                      ----------   ----------  ----------     ----------   ----------  ----------
   Operating income............................        $340,915     $333,975       2.1%       $333,975     $301,223       10.9%
                                                      ==========   ==========  ==========     ==========   ==========  ==========

Number of self-storage facilities (at end of              1,367        1,264       8.1%          1,264        1,242       1.8%
period):
Net rentable square feet (in thousands, at end of
period):.......................................          82,336       76,432       7.7%         76,432       74,091       3.2%

(a) Rental income includes late charges and administrative fees and is net of promotional discounts given. Rental income does not include retail sales or truck rental income generated at the facilities.

(b) The Consistent Group includes 1,152 facilities containing 67,009,000 net rentable square feet that were owned throughout the three years ended December 31, 2002, and operated at a mature, stabilized occupancy level throughout the periods presented.

(c) The Acquired Facilities includes 113 facilities containing 6,652,000 net rentable square feet that were acquired in the three year period ending December 31, 2002. Substantially all of these facilities were mature, stabilized facilities at the time of their acquisition.

(d) The Expansion Facilities includes 36 facilities containing 3,770,000 net rentable square feet (of which 817,000 square feet is industrial space developed for containerized storage activities). These facilities were owned for the entire three year period ending December 31, 2002, however, year over year operating results are not comparable throughout the periods presented due primarily to expansions in their net rentable square or their conversion into Combination Facilities. Such construction activities can cause a drop in revenue levels, as existing capacity is made unavailable in order to accommodate construction activities. During the three years ended December 31, 2002, we completed construction on expansion projects with a total cost of $121.5 million.

(e) The Developed Facilities includes 66 facilities containing 4,905,000 net rentable square feet (of which 878,000 square feet is industrial space for use in containerized storage activities, see "Containerized Storage" and "Discontinued Operations"). These facilities were developed and opened since January 1, 1999 at a total cost of $421.2 million.

(f) The Disposed Facility includes one facility that was disposed of during 2001 as a result of being condemned by a government agency.

         Self Storage Operations - Consistent Group of Facilities

         At December 31, 2002, we owned 1,152 self-storage facilities that have operated at a stabilized level of operations throughout the three-year period. The Consistent Group of facilities contains approximately 67,009,000 net rentable square feet, representing approximately 81% of the aggregate net rentable square feet of our self-storage portfolio. Revenues and operating expenses with respect to this group of properties are set forth in the above Self-Storage Operations table under the caption, "Consistent Group." The following table sets forth additional operating data with respect to the Consistent Group of facilities:


                                                        CONSISTENT GROUP
------------------------------------------------------------------------------------------------------------------------------------
                                                           Year Ended December 31,                Year Ended December 31,
                                                     -----------------------------------     -----------------------------------
                                                                              Percentage                              Percentage
                                                       2002         2001        Change         2001          2000       Change
                                                     ----------   ----------  ----------     ----------   ----------  ----------
                                                             (Dollar amounts in thousands, except rents per square foot)

Base rental income............................         $639,528     $649,135      (1.5)%      $649,135     $618,002        5.0%
Promotional discounts.........................          (16,267)      (4,910)    231.3%         (4,910)     (17,365)     (71.7)%
                                                     ----------   ----------  ----------     ----------   ----------  ----------
   Adjusted base rental income................          623,261      644,225      (3.3)%       644,225      600,637        7.3%
Late charges and administrative fees collected.          21,517       22,739      (5.4)%        22,739       23,026       (1.2)%
                                                     ----------   ----------  ----------     ----------   ----------  ----------
   Total rental income........................          644,778      666,964      (3.3)%       666,964      623,663        6.9%
                                                     ----------   ----------  ----------     ----------   ----------  ----------

Cost of operations:
     Property taxes...........................           59,168       57,078       3.7%         57,078       56,863        0.4%
     Direct property payroll..................           50,419       47,152       6.9%         47,152       47,834       (1.4)%
     Cost of managing facilities..............           19,323       17,856       8.2%         17,856       16,178       10.4%
     Advertising and promotion................           17,892       18,850      (5.1)%        18,850       10,089       86.8%
     Utilities................................           15,185       15,475      (1.9)%        15,475       14,626        5.8%
     Repairs and maintenance..................           15,068       16,908     (10.9)%        16,908       20,692      (18.3)%
     Telephone reservation center.............            9,051        9,782      (7.5)%         9,782       11,478      (14.8)%
     Property insurance.......................            5,552        5,444       2.0%          5,444        5,474       (0.5)%
     Other....................................           15,152       13,937       8.7%         13,937       15,623      (10.8)%
                                                     ----------   ----------  ----------     ----------   ----------  ----------
   Total cost of operations...................          206,810      202,482       2.1%        202,482      198,857        1.8%
                                                     ----------   ----------  ----------     ----------   ----------  ----------

Net operating income before depreciation......          437,968      464,482      (5.7)%       464,482      424,806        9.3%
Depreciation..................................          139,393      143,296      (2.7)%       143,296      136,897        4.7%
                                                     ----------   ----------  ----------     ----------   ----------  ----------
Operating income..............................         $298,575     $321,186      (7.0)%      $321,186     $287,909       11.6%
                                                     ==========   ==========  ==========     ==========   ==========  ==========

Gross margin (before depreciation)............           67.9%        69.6%       (2.4)%        69.6%        68.1%         2.2%

Weighted average for the fiscal year:
   Square foot occupancy (a)..................           85.2%        88.9%       (4.2)%        88.9%        91.0%        (2.3)%
   Realized annual rent per occupied square
       foot (b)...............................          $10.92       $10.81        1.0%        $10.81        $9.85         9.7%
   Realized annual rent per available square
       foot (c)...............................           $9.30        $9.61       (3.2)%        $9.61        $8.96         7.3%

 Weighted average at December 31:
   Square foot occupancy......................           84.3%        85.3%       (1.2)%        85.3%        88.9%        (4.0)%
   In place annual rent per occupied square             $11.51       $11.62       (0.9)%       $11.62       $10.49        10.8%
       foor (d)...............................
   Posted annual rent per square foot (e).....          $11.51       $13.18      (12.7)%       $13.18       $11.41        15.5%

Total net rentable square feet (in thousands).          67,009       67,009         -          67,009       67,009          -

(a) Square foot occupancies represent weighted average occupancy levels over the entire fiscal year.

(b) Realized annual rent per occupied square foot is computed by dividing adjusted base rental income by the weighted average occupied square footage for the year. Realized rents per square foot take into consideration promotional discounts, bad debt costs, credit card fees and other costs which reduce rental income from the contractual amounts due.

(c) Annualized revenue per available square foot represents adjusted base rental income divided by total available net rentable square feet.

(d) In place annual rent per occupied square foot represents contractual rents per occupied square foot without reductions for promotional discounts.

(e) Posted annual rent per square foot represents the rents charged to new tenants prior to any promotional discounts.

         The Consistent Group's operating income increased 12.7% in 2001 as compared to 2000. The Consistent Group's net operating income before depreciation increased 9.3% in 2001 as compared to 2000, with rental income increasing 6.9% and cost of operations increasing 1.8%. The 6.9% increase in rental income was primarily the result of higher realized annual rent per occupied square foot ($10.81 for 2001 as compared to $9.85 for 2000, representing an increase of 9.6%), offset partially by a reduction in weighted average occupancy levels from 91.0% in 2000 to 88.9% in 2001, representing a 2.3% reduction in average occupancy. The 1.8% increase in cost of operations was due to increases in promotional and advertising expenses.

         The Consistent group's operating income decreased 7.0% in 2002 as compared to 2001. The Consistent Group's net operating income before depreciation decreased 5.7% in 2002 as compared to 2001, with rental income decreasing 3.3% and cost of operations increasing 2.1%. The 3.3% decrease in rental income was primarily the result of lower average occupancy levels which decreased from 88.9% in 2001 to 85.2% in 2002, representing a 4.2% decrease, offset partially by higher realized annual rent per occupied square foot ($10.92 for fiscal 2002 compared to $10.81 for fiscal 2001, representing an increase of 1.0%). The 2.1% increase in cost of operations was due primarily to increases in payroll, cost of managing facilities, and property taxes.

         We attribute the decrease in operating income in 2002 primarily to a change in our operating strategy during 2001 and secondarily to increased competition and economic factors, though we are not able to quantify the relative impact of each of these factors.

         Historically, our marketing strategy was to offer a variety of promotional discounts and to conservatively price our space to attract new tenants. During 2000, the Consistent Group's occupancy levels averaged 91.0%. This relatively high occupancy level was attained and sustained through a variety of promotional activities offering new tenants move-in promotional discounts aggregating $17.4 million in 2000. This annual level of discounts was consistent with those given in years prior to 2000.

         In 2001, we changed our marketing strategy and began to aggressively increase rental rates and reduce the amount of promotional discounts offered to new tenants. We believed that this strategy had the benefit of significantly increasing our rental income, with the potential risk of lowering occupancy levels. During the first nine months of 2001, this strategy significantly enhanced the growth in our rental income, which for the first nine months of 2001 was approximately 7.0% higher than for the same period in 2000. The downside to our more aggressive strategy was that our average occupancy levels during the first nine months of 2001 were approximately 2.1% below the level experienced during the same period in 2000. We believed that the decrease in occupancy levels was a manageable reduction and was more than offset by the increase in rental income attained through higher rental rates and less promotional discounting.

         During the fourth quarter of 2001, there was a rapid decline in our occupancy levels. This reduction coincided with a reduction in call volume into our national telephone reservation center which we believe was attributable to the absence of any significant promotional discounts offered to tenants as well as to general economic conditions. In addition, during this time frame we also experienced unusually high levels of move-out activity. At September 30, 2001, the average occupancy level of the Consistent Group of facilities was 89.9% compared to 91.4% one year earlier, representing a reduction of 1.6%. Three months later, at December 31, 2001, the average occupancy level of the Consistent Group of facilities was 85.3% compared to 88.8% one year earlier, representing a reduction of 3.9%. Accordingly, the year over year negative spread in occupancy levels widened significantly from September 30, 2001 through December 31, 2001.

         Although we were very pleased with the rental growth experienced in fiscal 2001, we were very concerned about the sudden and rapid decline in our occupancy levels experienced in the fourth quarter of 2001. This decline in occupancy levels continued into fiscal 2002 as our average occupancy levels decreased to 83.1% at the end of February 2002 compared to 87.9% one year earlier, representing a reduction of 5.5%.

         In the second half of March 2002, in order to enhance move-in activity, we significantly reduced rental rates charged to new incoming tenants and began a national television advertising campaign that offered a significant promotional discount to new move-ins. The advertising campaign was run from the second half of March 2002 through the first half of May 2002. The campaign resulted in increased move-in activity during April and May 2002 compared to the same period in the prior year and helped us improve occupancy levels. The months of May through July are seasonally high rental activity months, accordingly, in the middle of May we terminated the advertising campaign and discontinued promotional discounts. Unfortunately, we underestimated the weakness in demand and in the absence of significant promotional discounts, rental activity during June and July 2002 decreased as compared to the same periods in 2001. Consequently, our average occupancy levels for the Consistent Group of facilities continued to decline relative to the occupancies experienced in 2001. At the end of July 2002, our occupancy levels were 85.8% as compared to 91.3% at the end of July 2001, representing a reduction of 6.0%.

         Beginning in mid-August 2002 and through the remainder of the year, we reinstated a promotional discount program and advertised on television in selected markets in an effort to enhance move-in activity and improve occupancy levels. This program had a positive impact upon move-in activity throughout the third and fourth quarters and helped stabilize our occupancy levels. By December 31, 2002, the reduction in the year-over-year occupancy levels was reduced to 1.2% (84.3% at December 31, 2002 compared to 85.3% at December 31, 2001) from the 6.0% year-over-year reduction that was experienced at July 31, 2002.

         Stabilizing our occupancy levels during 2002 came with a significant price. Promotional discounts increased from approximately $4,910,000 in 2001 to $16,267,000 in 2002, resulting in a negative impact to our rental income.

         In hindsight, the aggressive rental rates and lack of promotional discounts that produced a 9.3% increase in our net operating income in 2001 as compared to 2000, put significant pressure on our occupancy levels during 2002. In order to reestablish our occupancy levels, we had to revert back to a marketing program that has worked in the past, namely reasonable rental rates combined with a promotional discount program. In the process of reestablishing our occupancy levels during 2002, we incurred significant cost relative to 2001. These costs came in the form of higher discounts given and increased costs associated with advertising on television, resulting in a significant adverse impact to our comparative operating results.

         During 2003, we expect to continue promotional discounting and television advertising, though the level of such activities cannot be estimated at this time. The up front costs of these marketing activities, and the increases in discounts, are expected to continue to adversely impact our operating income during 2003. The following table sets forth our rental income, cost of television advertising, promotional discounts given, and average occupancies for each of the quarters in 2002, 2001 and 2000:

                                                 For the Quarter Ended
                      ----------------------------------------------------------------------
                         March 31           June 30         September 30        December 31        Entire Year
                      -------------      -------------      -------------      -------------      -------------
                                                  (amounts in thousands)
Total rental income:
     2002             $   162,082        $   159,999         $  164,753          $  157,944        $   644,778
     2001             $   160,071        $   166,215         $  171,805          $  168,873        $   666,964
     2000             $   149,297        $   155,633         $  160,520          $  158,213        $   623,663

Television advertising:
     2002             $       546        $     1,379         $    1,883          $    3,842        $     7,650
     2001             $        -         $       902         $    4,272          $    2,614        $     7,788
     2000             $         -        $         -         $        -          $       76        $        76

Promotional discounts given:
     2002             $       998        $     5,216         $    4,181          $    5,872        $    16,267
     2001             $     2,629        $     1,831         $      318          $      132        $     4,910
     2000             $     5,485        $     5,086         $    3,795          $    2,999        $    17,365

Weighted average occupancy:
     2002                 83.6%              86.3%               85.8%               85.0%              85.2%
     2001                 88.1%              89.9%               90.7%               86.9%              88.9%
     2000                 90.4%              92.1%               91.9%               89.7%              91.0%

         During the first two months of 2003, our occupancy levels, continued to improve. The weighted average occupancy level for our Consistent Group of facilities was 84.6% at February 28, 2003 as compared to 83.1% at February 28, 2002, representing an increase of 1.8%. This increase, however, has come at a significant cost. Television advertising for the two months ended February 28, 2003 was $785,000 as compared to $366,000 for the same period in 2002. Promotional discounts for the two months ended February 28, 2003 were $6,821,000 as compared to only $102,000 for the same period in 2002. Therefore, despite the increase in average physical occupancy, net operating income for our Consistent Group facilities was lower in the two months ended February 28, 2003 as compared to the same period in 2002.

         We are continuously evaluating our call volume, reservation activity, and move-in/move-out rates for each of our markets relative to our marketing activities and rental rates. In addition, we are evaluating market supply and demand factors and based upon these analyses we are continuing to adjust our marketing activities in an effort to increase our occupancy levels and ultimately our rental income.

Cost of Operations
------------------

         Cost of operations increased approximately 2.1% in 2002 as compared to 2001. Cost of managing facilities principally includes payroll related to supervisory personnel combined with associated overhead costs. Cost of managing facilities and direct property payroll have increased 8.2% and 6.9%, respectively, in 2002 compared to 2001. These increases are principally due to adjustments to incentive compensation programs that will continue to have an impact in 2003. Repairs and maintenance cost has consistently been reduced since 2000, however, we do not anticipate this trend to continue into 2003. We anticipate increased repair and maintenance costs as a result of heavy snow in the Northeastern states and costs to remedy mold issues at several facilities in Southern states. We also expect that property taxes will continue to increase into fiscal 2003.

         Cost of operations for 2001 increased approximately 1.8% as compared to 2000. Advertising and promotion costs, which principally includes television and yellow page advertising cost, increased 86.8% in 2001. Television advertising cost was approximately $7,788,000 in 2001 compared to only $76,000 in 2000. Yellow page advertising cost was $7,380,000 in 2001 compared to $6,871,000 in 2000. Promotional advertising is an important part of our operational strategy. Our advertising activities have increased customer call volume into our national reservation system, where one of our representatives discusses with the customer space requirements, price and location preferences and also informs the customer of other products and services provided by the Company and its subsidiaries. During 2001, we closed our telephone reservation center in Texas and aggregated all the call volume into a single center in California. As a result of the closure, telephone reservation costs decreased from $11.5 million in 2000 to $9.8 million in 2001.

         The following table sets forth regional trends in our consistent group of facilities with respect to rental income, cost of operations, net operating income, weighted average occupancy levels, and realized rent per net rentable square foot.

                                     CONSISTENT GROUP OPERATING TRENDS BY REGION
------------------------------------------------------------------------------------------------------------------------------------
                                                Year Ended December 31,                 Year Ended December 31,
                                          -------------------------------------- --------------------------------------
                                                                    Percentage                             Percentage
                                            2002         2001         Change        2001         2000        Change
                                          ------------ ------------ ------------ ------------ ------------ ------------
                                                  (Dollar amounts in thousands, except rents per square foot)

Rental income:
   Southern California (114 facilities)   $  101,549   $  102,106     (0.5)%      $  102,106   $   92,664     10.2%
   Northern California (106 facilities)       75,388       79,782     (5.5)%          79,782       73,568      8.4%
   Texas  (140 facilities).............       61,996       64,771     (4.3)%          64,771       60,949      6.3%
   Florida  (108 facilities)...........       54,423       56,347     (3.4)%          56,347       52,775      6.8%
   Illinois  (80 facilities)...........       51,121       53,786     (5.0)%          53,786       50,282      7.0%
   Georgia  (56 facilities)............       23,177       24,317     (4.7)%          24,317       23,341      4.2%
   All other states  (548 facilities)..      277,124      285,855     (3.1)%         285,855      270,084      5.8%
                                          ------------ ------------ ------------ ------------ ------------ ------------
Total rental income....................      644,778      666,964     (3.3)%         666,964      623,663      6.9%

Cost of operations:
   Southern California.................       24,159       21,507     12.3%           21,507       21,289      1.0%
   Northern California.................       18,961       18,403      3.0%           18,403       17,373      5.9%
   Texas...............................       26,083       25,812      1.0%           25,812       24,304      6.2%
   Florida.............................       19,493       20,313     (4.0)%          20,313       19,305      5.2%
   Illinois............................       19,998       19,001      5.2%           19,001       19,348     (1.8)%
   Georgia.............................        7,556        8,210     (8.0)%           8,210        8,260     (0.6)%
   All other states....................       90,560       89,236      1.5%           89,236       88,978      0.3%
                                          ------------ ------------ ------------ ------------ ------------ ------------
Total cost of operations...............      206,810      202,482      2.1%          202,482      198,857      1.8%

Net operating income before depreciation:
   Southern California.................       77,390       80,599     (4.0)%          80,599       71,375     12.9%
   Northern California.................       56,427       61,378     (8.1)%          61,378       56,195      9.2%
   Texas...............................       35,914       38,959     (7.8)%          38,959       36,645      6.3%
   Florida.............................       34,930       36,034     (3.1)%          36,034       33,470      7.7%
   Illinois............................       31,123       34,784    (10.5)%          34,784       30,934     12.4%
   Georgia.............................       15,621       16,107     (3.0)%          16,107       15,081      6.8%
   All other states....................      186,564      196,620     (5.1)%         196,620      181,106      8.6%
                                          ------------ ------------ ------------ ------------ ------------ ------------
Total net operating income.............   $  437,968   $  464,482     (5.7)%      $  464,482   $  424,806      9.3%

Weighted average occupancy:
   Southern California.................      86.9%        90.7%       (4.2)%         90.7%        95.7%       (5.2)%
   Northern California.................      84.5%        89.7%       (5.8)%         89.7%        93.5%       (4.1)%
   Texas...............................      84.5%        89.3%       (5.4)%         89.3%        90.0%       (0.8)%
   Florida.............................      85.1%        88.2%       (3.5)%         88.2%        88.4%       (0.2)%
   Illinois............................      84.4%        89.5%       (5.7)%         89.5%        91.5%       (2.2)%
   Georgia.............................      84.3%        86.4%       (2.4)%         86.4%        86.9%       (0.6)%
   All other states....................      85.3%        88.5%       (3.6)%         88.5%        90.5%       (2.2)%
                                          ------------ ------------ ------------ ------------ ------------ ------------
Total weighted average occupancy.......      85.2%        88.9%       (4.2)%         88.9%        91.0%       (2.3)%

Realized annual rent per occupied square foot:
   Southern California.................    $  15.69     $  15.16       3.5%        $  15.16     $  12.96      17.0%
   Northern California.................       12.73        12.17       0.2%           12.71        11.20      13.5%
   Texas...............................        8.19         8.08       1.4%            8.08         7.60       6.3%
   Florida.............................        9.88         9.86       0.2%            9.86         9.19       7.3%
   Illinois............................       12.26        12.11       1.2%           12.11        11.05       9.6%
   Georgia.............................        8.25         8.48      (2.7)%           8.48         8.04       5.5%
   All other states....................       10.41        10.34       0.7%           10.34         9.51       8.7%
                                          ------------ ------------ ------------ ------------ ------------ ------------
Total realized annual rent per square
foot:..................................   $   10.92   $    10.81       1.0%      $    10.81   $     9.85       9.7%

         Self-Storage Operations - Acquired Facilities

         Over the past three years, we acquired 113 self-storage facilities containing 6,652,000 net rentable square feet. Substantially all of these facilities were mature, stabilized facilities at the time of their acquisition. The following table summarizes operating data with respect to these facilities.

                                                       ACQUIRED FACILITIES
------------------------------------------------------------------------------------------------------------------------------------
                                                           Year Ended December 31,                Year Ended December 31,
                                                   -------------------------------------- --------------------------------------

                                                       2002          2001        Change       2001          2000        Change
                                                   ------------ ------------ ------------ ------------ ------------ ------------

                                                                            (Dollar amounts in thousands)
Rental income (a):
   Self-storage facilities acquired in 2002....         $53,497  $         -     $53,497   $        -   $        -    $        -
   Self-storage facilities acquired in 2001....             445          143         302          143            -           143
   Self-storage facilities acquired in 2000....          19,596       19,373         223       19,373        5,657        13,716
                                                   ------------ ------------ ------------ ------------ ------------ ------------
     Total rental income.......................          73,538       19,516      54,022       19,516        5,657        13,859
                                                   ------------ ------------ ------------ ------------ ------------ ------------
Cost of operations:
   Self-storage facilities acquired in 2002....         $15,822  $         -     $15,822   $        -   $         -   $        -
   Self-storage facilities acquired in 2001....             191           55         136           55            -            55
   Self-storage facilities acquired in 2000....           6,293        7,203        (910)       7,203        1,605         5,598
                                                   ------------ ------------ ------------ ------------ ------------ ------------
     Total cost of operations..................          22,306        7,258      15,048        7,258        1,605         5,653
                                                   ------------ ------------ ------------ ------------ ------------ ------------
Net operating income before depreciation:
----------------------------------------
   Self-storage facilities acquired in 2002....         $37,675  $          -    $37,675   $        -   $         -   $        -
   Self-storage facilities acquired in 2001....             254           88         166           88            -            88
   Self-storage facilities acquired in 2000....          13,303       12,170       1,133       12,170        4,052         8,118
                                                   ------------ ------------ ------------ ------------ ------------ ------------
     Net operating income......................          51,232       12,258      38,974       12,258        4,052         8,206
 Depreciation..................................          15,211        2,948      12,263        2,948           65         2,883
                                                   ------------ ------------ ------------ ------------ ------------ ------------
   Operating Income............................         $36,021     $  9,310     $26,711     $  9,310      $ 3,987      $  5,323
                                                   ============ ============ ============ ============ ============ ============

Weighted average square foot occupancy during the
period:
   Self-storage facilities acquired in 2002....           85.2%         -          -              -            -           -
   Self-storage facilities acquired in 2001....           67.4%        55.8%      20.8%          55.8%         -           -
   Self-storage facilities acquired in 2000....           79.1%        77.1%       2.6%          77.1%        77.2%       (0.1)%
                                                   ------------ ------------ ------------ ------------ ------------ ------------
                                                          83.6%        76.3%       9.6%          76.3%        77.2%       (1.2)%
                                                   ============ ============ ============ ============ ============ ============

Number of self-storage facilities (at end of
period)........................................             113           26          87            26            25           1
Net rentable square feet (in thousands, at end of
   period).....................................           6,652        1,576       5,076         1,576        1,516           60
Cumulative acquisition cost (at end of period).        $507,386     $146,843    $360,543      $146,843     $143,340       $3,503

         Rental income and cost of operations for the Acquired Facilities have increased significantly in 2002 and 2001, due to the acquisition of new facilities.

         The 2002 acquisitions include 78 properties acquired from affiliated entities, including 47 properties acquired on January 16, 2002 from an affiliated development joint venture and 31 properties acquired on January 1, 2002 in connection with business combinations with two affiliated partnerships (see Note 3 to the consolidated financial statements). The 2001 acquisition includes one facility acquired from a third party. The 2000 acquisitions include 13 facilities acquired in business combinations, 5 facilities acquired from entities in which we had an interest, and 7 facilities acquired from third parties.

         Similar to our Consistent Group of facilities, the Acquired Facilities have experienced operating difficulties over the past year. Marketing and promotional strategies, as described above with respect to our Consistent Group, were employed in 2002, and will continued to be employed in 2003 to enhance occupancy levels and rental income in 2003 of the Acquired Facilities.

         Self-Storage Operations - Expansion Facilities

         Throughout the three-year period ended December 31, 2002, we expanded 36 self-storage facilities or converted them to Combination Facilities. These activities caused a drop in revenue levels, as existing capacity was made unavailable in order to accommodate construction activities. Accordingly, the operating results are not comparable in each of the three years ended December 31, 2002. At December 31, 2002, the weighted average occupancy level were approximately 69.4% as compared to 78.6% one year earlier. The operating results for these facilities are presented in the Self-Storage Operations table above under the caption, "Expansion Facilities."

         Depreciation expense with respect to the expansion facilities was $6,188,000 in 2002, $4,986,000 in 2001 and $3,594,000 in 2000. The increases in depreciation expense are due to the opening of the expanded facilities.

         These 36 facilities contain approximately 3,770,000 net rentable square feet at December 31, 2002 (which includes the expanded space, and 817,000 square feet of industrial space developed for containerized storage activities - see "Containerized Storage" and "Discontinued Operations"). The aggregate construction costs to complete these expansions totaled approximately $121,510,000 during the three years ended December 31, 2002.

         Self-Storage Operations -Developed Facilities

         During the past three years, we have opened 49 newly developed self-storage facilities and 17 facilities that contain both self-storage and portable self-storage at the same location ("Combination Facilities"). These newly developed facilities have an aggregate of 4,905,000 net rentable square feet (of which 878,000 net square feet is industrial space developed for containerized storage activities - see "Containerized Storage" and "Discontinued Operations"). Aggregate development cost for these 66 facilities was approximately $421.2 million. The operating results of the self-storage facilities and Combination facilities are reflected in the Self-Storage Operations table under the caption, "Developed Facilities."

                                                  Year ended December 31,                 Year ended December 31,
                                          ---------------------------------------   ---------------------------------------
                                              2002          2001        Change          2001         2000        Change
                                          ------------  ------------ ------------   ------------  ------------ ------------
                                                         (Amounts in thousands, except No. of facilities)
Rental income:
   Self-storage facilities............      $  18,360    $  11,580     $  6,780     $  11,580     $  3,063     $  8,517
   Combination facilities.............          6,763        3,290        3,473         3,290          652        2,638
                                          ------------  ------------ ------------   ------------  ------------ ------------
     Total rental income..............         25,123       14,870       10,253        14,870        3,715       11,155
                                          ------------  ------------ ------------   ------------  ------------ ------------
Cost of operations:
   Self-storage facilities............          8,921        6,590        2,331         6,590        2,325        4,265
   Combination facilities.............          5,036        3,062        1,974         3,062          583        2,479
                                          ------------  ------------ ------------   ------------  ------------ ------------
     Total cost of operations.........         13,957        9,652        4,305         9,652        2,908        6,744
                                          ------------  ------------ ------------   ------------  ------------ ------------
Net operating income before depreciation:
----------------------------------------
   Self-storage facilities............          9,439        4,990        4,449         4,990          738        4,252
   Combination facilities.............          1,727          228        1,499           228           69          159
                                          ------------  ------------ ------------   ------------  ------------ ------------
     Net operating income.............         11,166        5,218        5,948         5,218          807        4,411
 Depreciation.........................         10,623        7,246        3,377         7,246          869        6,377
                                          ------------  ------------ ------------   ------------  ------------ ------------
   Operating income (loss)............       $    543    $  (2,028)   $   2,571     $  (2,028)    $    (62)    $ (1,966)
                                          ============  ============ ============   ============  ============ ============

SELF-STORAGE FACILITIES, AT END OF
   period:
   Number of facilities...............             49            35          14            35           23           12
   Net rentable square feet...........          3,061         2,154         907         2,154        1,356          798
   Total development cost.............      $ 267,004    $  174,895   $  92,109     $ 174,895     $107,990     $ 66,905

COMBINATION FACILITIES, AT END OF PERIOD:
   Number of facilities...............             17            15           2            15            5           10
   Net rentable square feet...........          1,844         1,605         239         1,605          605        1,000
   Total development cost.............      $ 154,177    $  139,325   $  14,852     $ 139,325     $ 33,321     $106,004

         The following table summarizes operating data for the 49 newly developed self-storage facilities that opened over the last four years:

                                                DEVELOPED SELF-STORAGE FACILITIES
------------------------------------------------------------------------------------------------------------------------------------
                                                           Year Ended December 31,                Year Ended December 31,
                                                       ----------------------------------- --------------------------------------
                                                          2002       2001         Change       2001          2000        Change
                                                       --------  -----------     --------- -----------  -----------    ----------
                                                                            (Dollar amounts in thousands)
Rental income (a):
   Self-storage facilities developed in 2002...          $1,435  $                $  1,435 $            $             $
                                                                           -                         -            -             -
   Self-storage facilities developed in 2001...           4,474        1,608         2,866       1,608            -         1,608
   Self-storage facilities developed in 2000...           9,332        7,074         2,258       7,074        1,750         5,324
   Self-storage facilities developed in 1999...           3,119        2,898           221       2,898        1,313         1,585
                                                       --------  -----------     --------- -----------  -----------    ----------
     Total rental income.......................          18,360       11,580         6,780      11,580        5,657         8,517
                                                       --------  -----------     --------- -----------  -----------    ----------
Cost of operations:
   Self-storage facilities developed in 2002...          $1,399  $         -      $  1,399    $      -     $      -      $      -
   Self-storage facilities developed in 2001...           2,667        1,368         1,299       1,368            -         1,368
   Self-storage facilities developed in 2000...           3,782        4,186          (404)      4,186        1,453         2,733
   Self-storage facilities developed in 1999...           1,073        1,036            37       1,036          872           164
                                                       --------  -----------     --------- -----------  -----------    ----------
     Total cost of operations..................           8,921        6,590         2,331       6,590        2,325         4,265
                                                       --------  -----------     --------- -----------  -----------    ----------
Net operating income before depreciation:
   Self-storage facilities developed in 2002...          $   36  $         -      $     36    $      -     $      -      $      -
   Self-storage facilities developed in 2001...           1,807          240         1,567         240            -           240
   Self-storage facilities developed in 2000...           5,550        2,888         2,662       2,888          297         2,591
   Self-storage facilities developed in 1999...           2,046        1,862           184       1,862          441         1,421
                                                       --------  -----------     --------- -----------  -----------    ----------
   Net operating income........................           9,439        4,990         4,449       4,990          738         4,252
 Depreciation..................................           7,032        4,522         2,510       4,522          798         3,724
                                                       --------  -----------     --------- -----------  -----------    ----------
   Operating income (loss).....................          $2,407         $468      $  1,939    $    468     $    (60)      $   528
                                                       ========  ===========     ========= ===========  ===========    ==========

Weighted average square foot occupancy during the
period:
   Self-storage facilities opened in 2002......           20.6%         -            -            -            -           -
   Self-storage facilities opened in 2001......           41.7%        20.3%       105.4%        20.3%         -           -
   Self-storage facilities opened in 2000......           76.1%        56.7%        34.2%        56.7%        24.8%      128.6%
   Self-storage facilities opened in 1999......           87.9%        78.7%        11.7%        78.7%        46.2%       70.3%
                                                       --------  -----------     --------- -----------  -----------    ----------
                                                          51.6%        45.2%        14.2%        45.2%        29.1%       55.3%
                                                       ========  ===========     ========= ===========  ===========    ==========

         Unlike many other forms of real estate, we are unable to pre-lease our newly developed facilities due to the nature of our tenants. Accordingly, at the time a newly developed facility first opens for operation the facility is entirely vacant generating no rental income. Historically, we estimated that on average it took approximately 24 months for a newly developed facility to fill up and reach a targeted occupancy level of approximately 90%. We believe that the current economic environment has extended the fill-up period beyond 24 months notwithstanding our marketing efforts to enhance the fill-up process.

         Similar to our Consistent Group of facilities, the newly developed self-storage facilities participated in promotional discounting and advertising activities to enhance occupancy levels. During 2002, the Newly-Developed Facilities had a weighted average occupancy level of approximately 51.6%.

         Property operating expenses are substantially fixed, consisting primarily of payroll, property taxes, utilities, and marketing costs. The rental revenue of a newly developed facility will generally not cover its property operating expenses (excluding depreciation) until the facility has reach an occupancy level of approximately 30% to 34%. However, at that occupancy level, the rental revenues from the facility are still not sufficient to cover related depreciation expense and cost of capital with respect to the facility's development cost. During construction of the self-storage facility, we capitalize interest costs and include such cost as part of the overall development cost of the facility. Once the facility is opened for operations interest is no longer capitalized.

         Due to the relationship between the generation of rental income and immediate recognition of expenses upon opening of a facility, our development activities have had a negative impact on our net income. We estimate that our net income has been negatively impacted by approximately $29,016,000, $21,416,000, and $8,352,000 in the years ended December 31, 2002, 2001, and
2000, respectively, as a result of the difference between the revenues generated by the Developed Facilities and the related operating costs denoted above. These amounts include approximately $10,623,000, $7,246,000, and $869,000 for the years ended December 31, 2002, 2001 and 2000, respectively, in depreciation expense.

         We continue to develop facilities, despite the short-term earnings dilution experienced during the fill-up period, because we believe that the ultimate returns on developed facilities are favorable. In addition, we believe that it is advantageous for us to continue to expand our asset base and benefit from the resultant increased critical mass, with facilities that will improve our portfolio's overall average construction and location quality.

         We expect that over at least the next 24 months, the Developed Facilities will continue to have a negative impact to our earnings, however, to a much lesser degree than experienced in 2002. Furthermore, the 38 expansion and newly developed facilities in our development pipeline described in "Liquidity and Capital Resources - Acquisition and Development of Facilities" that will be opened for operation over the next 12 - 24 months will also negatively impact our earnings until they reach a stabilized occupancy level.

         Commercial Property Operations: Commercial property operations included in our consolidated financial statements include commercial space owned by the Company and entities consolidated by the Company. We have a much larger interest in commercial properties through our ownership interest in PSB. Our investment in PSB is accounted for on the equity method of accounting, and accordingly our share of PSB's earnings is reflected as "Equity in earnings of real estate entities", see below.

         Our commercial operations are comprised of 992,000 net rentable commercial space operated at certain of the self-storage facilities and three stand-alone commercial facilities having a total of 195,000 net rentable square feet. In addition, we own an industrial building with 67,000 net rentable square feet that was opened in 2001 at a total cost of $9,993,000. This facility was previously used by our containerized storage operations and is currently being evaluated for repurposing or disposition.

         The following table sets forth the historical commercial property amounts included in the financial statements:

Commercial Property Operations
(excluding discontinued operations):

                                        Year Ended December 31,                 Year Ended December 31,
                                    ---------------------------------       ---------------------------------
                                      2002         2001        Change          2001         2000      Change
                                    ---------    ----------   -------       ---------    ----------   -------
                                                            (Amounts in thousands)
Rental income  ...............       $11,781       $12,070     $(289)        $12,070      $10,849    $1,221
Cost of operations............         4,462         3,861       601           3,861        3,701       160
                                    ---------    ----------   -------       ---------    ----------   -------
   Net operating income.......         7,319         8,209      (890)          8,209        7,148     1,061

Depreciation expense..........         2,544         2,569       (25)          2,569        2,176       393
                                    ---------    ----------   -------       ---------    ----------   -------
   Operating income...........        $4,775        $5,640     $(865)         $5,640       $4,972      $668
                                    =========    ==========   =======       =========    ==========   =======

         The decrease in rental income in 2002 as compared to 2001 is due primarily to a vacancy in one of the three stand-alone commercial facilities, which cause a reduction in rental income of approximately $1.2 million during 2002.

         During 2002, we sold one of our commercial facilities to a third party for an aggregate $3.9 million in cash. The historical operations with respect to this facility are classified as "Discontinued Operations" in our income statement and are not included in the above table.

         Containerized Storage Operations: In August 1996, Public Storage Pickup & Delivery ("PSPUD"), a subsidiary of the Company, made its initial entry into the containerized storage business through its acquisition of a single facility operator located in Irvine, California. At December 31, 2001, PSPUD had 55 facilities that had been opened between 1996 and 2001 either through development or leasing of facilities. During 2002, we reevaluated our operational strategy and closed, or are in the process of closing, 22 facilities (the "Closed Facilities"). At December 31, 2002, PSPUD operated 33 facilities in 11 states, which are located in major markets in which we have significant market presence with respect to our traditional self-storage facilities. The operations with respect to the Closed Facilities, including historical operating results for previous periods, are not included in the table below and instead are included in Discontinued Operations. PSPUD's operations, which exclude the Closed Facilities, are reflected on the table below:

Containerized storage
(excluding discontinued operations):

                                                Year Ended December 31,                  Year Ended December 31,
                                            ---------------------------------       ---------------------------------
                                             2002          2001       Change           2001         2000       Change
                                            ---------    ----------   -------       ---------    ----------   -------

                                                                   (Dollar amounts in thousand)
Rental and other income ............         $37,776      $34,212      $3,564         $34,212       $32,091    $2,121
                                            ---------    ----------   -------       ---------    ----------   -------
Cost of operations:
    Direct operating costs (a)......          28,153       24,899       3,254          24,899        23,336     1,563
    Facility lease expense..........           2,534        5,017      (2,483)          5,017         7,766    (2,749)
                                            ---------    ----------   -------       ---------    ----------   -------
       Total cost of operations.....          30,687       29,916         771          29,916        31,102    (1,186)
                                            ---------    ----------   -------       ---------    ----------   -------
    Operating income prior to
      depreciation..................          7,089         4,296       2,793           4,296           989     3,307
Depreciation expense (b)............         (5,675)       (5,133)       (542)         (5,133)       (4,594)     (539)
                                            ---------    ----------   -------       ---------    ----------   -------
Operating income (loss).............         $1,414         $(837)     $2,251           $(837)      $(3,605)   $2,768
                                            =========    ==========   =======       =========    ==========   =======

(a) Includes an asset impairment charge recorded in the amount of $750,000 in 2002, with respect to machinery and equipment of the containerized storage facilities that remain open, because such equipment is no longer required based upon our current operating plan. The amounts for 2001 and 2000, include container obsolescence charges in the amount of $555,000 and $1,226,000, respectively.

(b) Depreciation expense principally relates to the depreciation related to the containers, however, depreciation expense for 2002, 2001 and 2000 includes $1,098,000, $711,000, and $337,000, respectively, with respect to real estate facilities.

         Rental and other income includes monthly rental charges to customers for storage of the containers and service fees charged for pickup and delivery of containers to customers' homes. Rental income increased to $37,776,000 in 2002 as compared to $34,212,000 in 2000 as a result of higher per container rents and an increase in the number of occupied containers. At December 31, 2002, there were approximately 63,582 occupied containers in the 33 facilities that are reflected in "ongoing" operations. We continue to evaluate the business operations and additional facilities may be closed.

         Direct operating costs principally includes payroll, equipment lease expense, utilities and vehicle expenses (fuel and insurance). During 2002, an asset impairment charge was recorded in the amount of $750,000 with respect to machinery and equipment of the containerized storage facilities that remain open because such equipment is no longer required based upon our current operating plan.

         Over the past three years, facility lease expense has continued to decrease ($ 2,534,000 in 2002, $5,017,000 in 2001 and $7,766,000 in 2000). The
reduction over the past three years is principally the result of moving the operations from leased facilities to wholly-owned facilities, and thus eliminating the lease expense paid to third parties.

         At December 31, 2002, nine of the 33 containerized storage facilities are leased from third parties. The remaining 24 facilities were operated in facilities owned by the Company, comprised of 19 combination facilities with an aggregate of 994,000 square feet of industrial space (this square footage is a component of the total net rentable square footage of the Expansion Facilities and the Developed Facilities in the table above) and five industrial facilities having an aggregate of 420,000 net rentable square feet.

         The containerized storage operations may continue to adversely impact our future earnings and cash flows. There can be no assurance as to the level of the containerized storage business's expansion, level of gross rentals, level of move-outs or profitability.

         See "Discontinued Operations" below for a discussion of operating results of the Closed Facilities.

         TENANT REINSURANCE OPERATIONS: On December 31, 2001, we acquired PS Insurance Company, Ltd. ("PS Insurance") from a related party. PS Insurance reinsures policies against losses to goods stored by tenants in our self-storage facilities. Effective January 1, 2002, the operations of PS Insurance are included in the income statement under "Revenues - tenant reinsurance premiums" and "Cost of operations - tenant reinsurance." The tenant reinsurance business earned $19,947,000 in revenues for the year ended December 31, 2002 and incurred $9,411,000 in operating expenses, generating a net operating profit of $10,536,000.

         The level of tenant reinsurance revenues is largely dependent upon our occupancy level and move-in activity. As of December 31, 2002, approximately 37% of our self-storage tenant base have such policies. New insurance business comes from tenants who sign up for insurance as they move into our self-storage facilities.

         We have outside third-party insurance coverage for losses from any individual event that exceeds a loss of $500,000, to a limit of $10,000,000. Losses below these amounts are recorded as cost of operations for the tenant reinsurance operations.

         Equity in earnings of real estate entities: In addition to our ownership of equity interests in PSB, we had general and limited partnership interests in seven limited partnerships at December 31, 2002 (PSB and the limited partnerships are collectively referred to as the "Unconsolidated Entities"). Due to our limited ownership interest and limited control of these entities, we do not consolidate the accounts of these entities for financial reporting purposes, and account for such investments using the equity method.

         Equity in earnings of real estate entities for the year ended December 31, 2002 consists of our pro rata share of the Unconsolidated Entities based upon our ownership interest for the period. The following table sets forth the significant components of equity in earnings of real estate entities:

Historical summary:                            Year Ended December 31,                     Year Ended December
-------------------                            -----------------------     Dollar        -------------------------   Dollar
                                                  2002         2001        Change           2001         2000        Change
                                               ----------   ----------   ----------      -----------   -----------  ---------
                                                                           (Amounts in thousands)
Property operations:
  PSB                                           $63,233       $51,335     $11,898          $51,335      $42,562      $8,773
  Development Joint Venture (1)..........           288         6,146      (5,858)           6,146        4,541       1,605
  Acquired partnerships (2)..............             -        10,097     (10,097)          10,097       11,071        (974)
  Other investments (3)..................         6,759         6,669          90            6,669        5,653       1,016
                                               ----------   ----------   ----------      -----------   -----------  ---------
                                                 70,280        74,247      (3,967)          74,247       63,827      10,420
                                               ----------   ----------   ----------      -----------   -----------  ---------
Depreciation:
  PSB....................................       (25,459)      (17,534)     (7,925)         (17,534)     (14,672)     (2,862)
  Development Joint Venture (1)..........           (65)       (2,064)      1,999           (2,064)      (1,887)       (177)
  Acquired partnerships (2)..............             -        (3,779)      3,779           (3,779)      (3,056)       (723)
  Other investments (3)..................        (1,554)       (1,719)        165           (1,719)      (2,210)        491
                                               ----------   ----------   ----------      -----------   -----------  ---------
                                                (27,078)      (25,096)     (1,982)         (25,096)     (21,825)     (3,271)
                                               ----------   ----------   ----------      -----------   -----------  ---------
Other: (4)
  PSB (5)................................       (14,368)      (11,440)     (2,928)         (11,440)      (3,940)     (7,500)
  Development Joint Venture (1)..........             -           145        (145)             145           40         105
  Acquired partnerships (2)..............             -          (441)        441             (441)        (934)        493
  Other investments (3)..................         1,054         1,127         (73)           1,127        2,151      (1,024)
                                               ----------   ----------   ----------      -----------   -----------  ---------
                                                (13,314)      (10,609)     (2,705)         (10,609)      (2,683)     (7,926)
                                               ----------   ----------   ----------      -----------   -----------  ---------

Total equity in earnings of real estate
entities..................................      $29,888       $38,542     $(8,654)         $38,542      $39,319       $(777)
                                               ==========   ==========   ==========      ===========   ===========  =========

(1) Amounts include our pro rata share of the earnings for the Development Joint Venture. In 2002, we acquired a controlling interest in this partnership and began to consolidate the operations of this partnership, and no longer account for our interest in these partnerships using the equity method (see Note 3 to the consolidated financial statements).

(2) Amounts include our pro rata share of the earnings for two partnerships. In 2002, we acquired a controlling interest in and began to consolidate the operating results of these partnerships. Accordingly, we no longer account for our interest in these partnerships using the equity method (see Note 3 to the consolidated financial statements) effective January 1, 2002. In addition, for 2000, these amounts include our pro rata share of earnings with respect to an investment prior to its disposal in 2000 and a partnership prior to its consolidation in 2000.

(3) Amounts include equity in earnings recorded for investments that have been held consistently throughout the three years ended December 31, 2002.

(4) "Other" reflects our share of general and administrative expense, interest expense, interest income, and other non-property, non-depreciation related operating results of these entities.

(5) These amounts include our pro-rata share of gain on disposition of real estate investments totaling $3,737,000 and $3,210,000, respectively, during 2002 and 2000. These gains are included in the line item "Gain on disposition of real estate and real estate investments" on our consolidated statements of income.

         The decrease in equity in earnings of real estate entities when comparing 2002 to 2001, is caused by the consolidation of the Development Joint Venture and two additional partnerships (as discussed in Note 3 to the consolidated financial statements), partially offset by our pro-rata share of PSB's gain on sale of real estate investments totaling $3,737,000 for 2002.

         Equity in earnings of PSB represents our pro rata share (approximately 44% at December 31, 2002) of the earnings of PS Business Parks, Inc., a publicly traded real estate investment trust (American Stock Exchange symbol "PSB") organized by the Company on January 2, 1997. As of December 31, 2002, we owned 5,418,273 common shares and 7,305,355 operating partnership units (units which are convertible into common shares on a one-for-one basis) in PSB. At December 31, 2002, PSB owned and operated 14.4 million net rentable square feet of commercial space located in nine states. PSB also manages approximately 992,000 net rentable square feet of commercial space owned by the Company and affiliated entities at December 31, 2002 pursuant to property management agreements.

         Accordingly, our future equity income from PSB will be dependent entirely upon PSB's operating results. PSB's filings and selected financial information can be accessed through the Securities and Exchange Commission, and on its website, www.psbusinessparks.com.
                ------------------------

         Equity in earnings of entities that we either no longer hold at December 31, 2002, or which were consolidated in the three years ended December 31, 2002, are included in the line-item "Newly Consolidated and Disposed Investments."

         On January 16, 2002, we acquired the remaining 70% ownership interest in the Development Joint Venture for cash totaling approximately $153,078,000. As a result, we began consolidating the operating results of the Development Joint Venture and no further equity in earnings will be recorded with respect to this entity for periods after January 16, 2002. Effective January 1, 2002 (see
Note 3 to the financial statements), we began consolidating the operating results of two other partnerships and no longer record equity in these entity's earnings with respect to our investments in these partnerships. Effective September 15, 2001, we acquired the interest we didn't own in a partnership owning 13 real estate facilities for an aggregate of $81,169,000, and began consolidating the operating results of this entity. During 2000, we disposed of an investment in a publicly-held real estate investment trust for an aggregate of $47,875,000. Our earnings with respect our interests in these entities are included in the table above in the line "Acquired Partnerships." No further equity in earnings will be recorded with respect to these entities for periods after their respective dates of consolidation or disposal.

         The "Other Investments" includes our equity in earnings with respect to our pro-rata share of earnings with respect to seven limited partnerships, for which we held an approximately consistent level of equity interest during the three years ended December 31, 2002. These limited partnerships were formed by the Company during the 1980's. The Company is the general partner in each limited partnership, and manages each of these facilities for a management fee that is included in "interest and other income." The limited partners consist of numerous individual investors, including the Company, which throughout the 1990's acquired units of limited partnership interests in these limited partnerships in various transactions.

         Our future earnings with respect to the "Other investments" will be dependent upon the operating results of the 36 self-storage facilities that these entities own. The operating characteristics of these facilities are similar to those of the Company's self-storage facilities, and are subject to the same operational issues as the Consistent Group of self-storage facilities as discussed above with respect to Self-Storage Operations. See Note 6 to the consolidated financial statements for the operating results of these entities for the years ended December 31, 2002 and 2001..

Other Income and Expense Items
--------------------------------------------------------------------------------

         INTEREST AND OTHER INCOME: Interest in other income includes (i) the net operating results from our third party property management operations, (ii) the net operating results from our merchandise sales and consumer truck rentals and (iii) interest income.

         Interest and other income has decreased in 2002 as compared to 2001 principally as a result of lower cash balances invested in interest bearing accounts, lower interest rates, and the reduction in income generated from affiliated entities that were acquired by the Company. Interest and other income has increased in 2001 as compared to 2000 principally as a result of higher average cash balances invested in interest bearing accounts and the aforementioned nonrecurring other income recorded in 2001. The changes in average cash balances are primarily due to the timing of investing proceeds from the issuance of equity securities into real estate assets.

         DEPRECIATION AND AMORTIZATION: Depreciation and amortization expense was $179,634,000 in 2002, $166,178,000 in 2001 and $148,195,000 in 2000.
Included in depreciation expense with respect to our real estate facilities was $167,485,000 in 2002, 152,447,000 in 2001 and $134,629,000 in 2000; the
increases are due to the acquisition and development of additional real estate facilities in 1999 through 2001. Depreciation expense with respect to other assets, primarily depreciation of equipment and containers associated with the containerized storage operations, was $5,545,000 in 2002, $4,422,000 in 2001 and $4,257,000 in 2000. Amortization expense with respect to intangible assets totaled $6,604,000 for the year ended December 31, 2002 and $9,309,000 for the years ended December 31, 2001 and 2000, respectively.

         Depreciation and amortization during 2002 with respect to real estate facilities acquired or developed during 2002 amounted to $11,540,000 which was for a partial period for the time they were acquired until December 31, 2002, and we expect the annual depreciation expense with respect to these facilities for 2003 and forward will approximate $14,398,000.

         GENERAL AND ADMINISTRATIVE EXPENSE: General and administrative expense was $15,619,000 in 2002, $21,038,000 in 2001 and $21,306,000 in 2000. General
and administrative costs for each year principally consist of state income taxes, investor relation expenses, and corporate and executive salaries. In addition, general and administrative expense includes expenses that vary depending upon the Company's activity levels in certain areas, such as overhead associated with the acquisition and development of real estate facilities, employee severance, and product research and development expenditures.

         During 2001 and 2000, we incurred higher levels of expenditures for product research, development overhead, consulting fees, lease termination costs relating to our PSPUD business and employee severance costs. Such costs totaled approximately $5,630,000 in 2001 and $5,963,000 in 2000. The reduction in general and administrative expense during 2002 was largely due to the reduction in these types of expenditures.

         We expect that the level of general and administrative expense in 2003 will approximate that experienced in 2002.

         INTEREST EXPENSE: Interest expense was $3,809,000 in 2002, $3,227,000 in 2001 and $3,293,000 in 2000. Debt and related interest expense remain relatively low compared to our overall asset base. The increase in interest expense in 2002 compared to 2001 and 2000 is principally the result of decreased capitalized interest. Capitalized interest expense totaled $6,513,000 in 2002, $8,992,000 in 2001 and $9,778,000 in 2000 in connection with our development activities.

         The combined interest expense and capitalized interest was $10,322,000 in 2002, $12,219,000 in 2001 and $13,071,000 in 2000.

         We expect that our aggregate interest cost (interest expensed and capitalized interest combined) during fiscal 2003 will continue to decline as a result of principal amortization. During fiscal 2003, scheduled principal amortization approximates $39.8 million. The amount of interest which will be capitalized during fiscal 2003 will be dependent on our development activities which we believe will be lower than what was incurred during 2002.

         MINORITY INTEREST IN INCOME: Minority interest in income represents the income allocable to equity interests in Consolidated Entities, which are not owned by the Company. The following table summarizes minority interest in income for each of the three years ended December 31, 2002:

                                                   Minority interest in income for the year ended
                                                   -----------------------------------------------
                                                   December 31,     December 31,     December 31,
                  Description                          2002             2001             2000
----------------------------------------------     -------------   -------------    --------------
                                                                   (in thousands)
Preferred partnership interests...............       $   26,906       $   31,737       $  24,859
Consolidated Development Joint Venture (a)....            2,399            1,074             325
Newly Consolidated Partnerships (b)...........            3,357                -               -
Convertible Partnership Units (c).............              283              359             577
Acquired minority interests (d)...............            1,591            3,250           4,154
Other minority interests (e)..................            9,551            9,595           8,441
                                                   -------------   -------------    --------------
Total minority interests in income............       $   44,087       $   46,015       $  38,356
                                                   =============   =============    ==============

(a) These amounts reflect income allocated to the minority interests in the Consolidated Development Joint Venture. Included in minority interest in income is $3,227,000, $2,386,000 and $25,000 in depreciation expense for the years ended December 31, 2002, 2001, and 2000, respectively.

(b) These amounts reflect the minority interests in two partnerships that we began consolidating effective January 1, 2002, as described in Note 3 to the Company's consolidated financial statements. Included in minority interest in income for the year ended December 31, 2002 is $721,000 in depreciation expense.

(c) These amounts reflect the minority interests represented by the Convertible Partnership Units (see Note 9 to the consolidated financial statements). Included in minority interest is $354,000, $308,000 and $377,000 in depreciation expense for the years ended December 31, 2002, 2001, and 2000, respectively.

(d) These amounts reflect income allocated to minority interests that the Company acquired during the three years ended December 31, 2002, and are therefore no longer outstanding at December 31, 2002. Included in minority interest in income is $1,246,000, $2,272,000 and $3,273,000 in depreciation expense for the years ended December 31, 2002, 2001, and 2000, respectively.

(e) These amounts reflect income allocated to minority interests that were outstanding consistently throughout the three years ended December 31, 2002. Included in minority interest in income is $2,539,000, $2,881,000 and $3,463,000 in depreciation expense for the year ended December 31, 2002, 2001, and 2000, respectively.

         On March 17, 2000, one of our consolidated operating partnerships issued $240.0 million of 9.5% Series N Cumulative Redeemable Perpetual Preferred Units. On March 29, 2000 the partnership issued $75.0 million of 9.125% Series O Cumulative Redeemable Perpetual Preferred Units and on August 11, 2000, issued $50.0 million of 8.75% Series P Cumulative Redeemable Perpetual Preferred Units. In August 2001, we repurchased, at par, $30 million of 9.125% Series O Cumulative Redeemable Perpetual Preferred Units. In October 2001, we repurchased, at par, $50 million of 8.75% Series P Cumulative Redeemable Perpetual Preferred Units. For the years ended December 31, 2000, 2001, and 2002, the holders of our preferred partnership units were paid in aggregate approximately $24,859,000, $31,737,000 and $26,906,000, respectively, in distributions and received a corresponding allocation of minority interest in earnings for the respective period. We estimate that during 2003 we will pay aggregate distributions totaling $26.9 million to these units with a corresponding allocation of income to minority interest in earnings.

         In November 1999, we formed a development joint venture (the "Consolidated Development Joint Venture") with a joint venture partner whose partners include an institutional investor and the Company's Chairman and former CEO, B. Wayne Hughes ("Mr. Hughes"). The Consolidated Development Joint Venture is funded solely with equity capital consisting of 51% from the Company and 49% from the joint venture partner. Included in minority interest in income for the years ended December 31, 2000, 2001, and 2002 is $325,000, $1,074,000, and
$2,399,000, respectively, representing our joint venture partner's pro rata interest in the operations of the Consolidated Development Joint Venture. The facilities in the entity are newly developed facilities that are all in the fill-up phase. The increase in minority interest in income in 2002 and 2001 as compared to the preceding years with respect to the Consolidated Development Joint Venture is due to the opening and fill-up of the facilities owned by this entity. We expect that such minority interest in income will continue to increase during 2003 as the facilities continue to fill-up and increase the earnings of this entity.

         Newly Consolidated Partnerships reflect the minority interests in two partnerships that we began consolidating effective January 1, 2002, as described in Note 3 to the consolidated financial statements. In addition, as described in
Note 8, during 2002 we recorded the pending sale of a partnership interest in the Newly Consolidated Partnerships, and for all periods following the sale of this interest, income will be allocated to these interests.

         The acquired minority interests reflect interests in the consolidated entities that the Company acquired in the three years ended December 31, 2002 and are therefore no longer outstanding. There will be no further income allocated to these interests in 2003 and beyond.

         Other minority interests reflect income allocated to minority interests that have maintained a consistent level of interest throughout the three years ended December 31, 2002, comprised of investments in the Consolidated Entities and the Operating Partnership Units described in Note 9 to the Company's financial statements. The level of income allocated to these interests in the future is dependent upon the operating results of the storage facilities that these entities own, as well as any acquisitions of minority interests that the Company does in the future. We recently mailed an information statement relating to the April 28, 2003 acquisition by the Company of all of the remaining limited partnership interest not currently owned by the Company in PS Partners IV, Ltd., a partnership which is consolidated with the Company, for an aggregate of $23,360,000. Included in minority interest in income for the year ended December 31, 2002, with respect to these interests was approximately $1,412,000 including $685,000 in depreciation expense. If completed, the transaction would have the effect of reducing minority interest in income on a go forward basis. See Acquisition and Development of Facilities below.

         DISCONTINUED OPERATIONS: As described more fully in the Note 4 to the consolidated financial statements, we implemented a business plan which included the closure of certain non-strategic containerized storage facilities (the "Closed Facilities"). Also, we sold one of our commercial facilities to a third party for an aggregate $3.9 million in cash.

         During 2002, in connection with the closure or planned closure of these facilities, we recorded asset impairment losses with respect to the furniture, fixtures, and equipment totaling $6,187,000. In addition, lease termination costs for the expected remaining lease liability following closure of the facilities were recorded in the amount of $2,447,000.

         The historical operations of the Closed Facilities (including the asset impairment losses and lease termination costs) are classified as discontinued operations, with the rental income, cost of operations, and depreciation expense with respect to these facilities for current and prior periods included in the line-item "Discontinued Operations" on the income statement.

         Following are the amounts with respect to the Closed Facilities and the commercial facility sold that are included in Discontinued Operations.


Discontinued Operations:
------------------------
                                           Year Ended December 31,                  Year Ended December 31,
                                           ------------------------                ------------------------
                                             2002          2001       Change           2001         2000       Change
                                           ----------   -----------  ----------    ----------   -----------  ----------
                                                                   (Dollar amounts in thousand)
Rental income (a):
    Containerized storage facilities         $14,343      $13,474        $869         $13,474        $5,823     $7,651
    Commercial properties...........             268          460        (192)            460           492        (32)
                                           ----------   -----------  ----------    ----------   -----------  ----------
        Total rental income ........          14,611       13,934         677          13,934         6,315      7,619

Cost of operations (a):
    Containerized storage facilities          15,274       13,088       2,186          13,088         6,696      6,392
    Commercial properties...........              84          111         (27)            111           125        (14)
Depreciation and amortization (a):
    Containerized storage facilities           1,907        1,767         140           1,767           657      1,110
    Commercial properties...........             107          116          (9)            116           115          1
                                           ----------   -----------  ----------    ----------   -----------  ----------
       Total expenses ..............          17,372       15,082       2,290          15,082         7,593      7,489
                                           ----------   -----------  ----------    ----------   -----------  ----------

Loss before charges.................          (2,761)      (1,148)     (1,613)         (1,148)       (1,278)       (130)

Discontinued operation charges (b)..           8,634            -       8,634               -             -          -
                                           ----------   -----------  ----------    ----------   -----------  ----------

Net discontinued operations (c).....        $(11,395)     $(1,148)   $(10,247)        $(1,148)      $(1,278)     $(130)
                                           ==========   ===========  ==========    ==========   ===========  ==========

(a) These amounts represent the historical operations of the Closed Facilities and the commercial property sold. Amounts with respect to these facilities for periods prior to 2002 were previously classified as containerized storage rental income, containerized storage - cost of operations, and depreciation expense in the financial statements.

(b) Amount includes asset impairment charges totaling $6,187,000 and lease termination costs totaling $2,447,000. (c) The net discontinued operations have resulted in reductions to our earnings per share of $0.09, $0.01 and $0.01 per diluted common share for each of the three years ended December 31, 2002, 2001 and 2000, respectively.

         Many of the Closed Facilities are in the process of closing which may take up to several months to complete. We expect that these facilities will continue to generate operating losses until final closure.

         GAIN (LOSS) IN DISPOSITION OF REAL ESTATE: In the year ended December 31, 2002, we recorded a net loss on disposition of real estate of $2,541,000, as compared to a gain of $4,091,000 and $576,000, respectively, in 2001 and 2000. The net loss in 2002 is composed of a loss on disposition of land and a commercial facility totaling $702,000 as described in Note 6, combined with a loss on disposition of partnership interests in the amount of $1,839,000 as described in Note 9. The gain in 2001 is related to the disposition of two real estate facilities and a parcel of land. The gain in 2000 is composed a $296,000 gain on the sale of eight storage facilities and two parcels of land, and a $280,000 gain on the sale of investments.

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

                                                                                  For the Year Ended December 31,
                                                                             --------------------------------------------
                                                                                       (Amount in thousands)
                                                                                 2002           2001           2000
                                                                             ------------    ------------   -------------
Net cash provided by operating activities.............................         $588,961        $538,534       $525,775

Allocable to minority interests (Preferred Units).....................          (26,906)        (31,737)       (24,859)
Allocable to minority interests (common equity).......................          (25,268)        (22,125)       (20,635)
                                                                             ------------    ------------   -------------
Cash from operations allocable to our shareholders....................          536,787         484,672        480,281

Capital improvements to maintain our facilities:
  Storage facilities..................................................          (25,952)        (34,436)       (32,410)
  Commercial properties...............................................           (1,041)         (1,042)          (613)
  Add back: minority interest share of capital improvements to maintain
    facilities........................................................              926           1,267            728
                                                                             ------------    ------------   -------------
Remaining operating cash flow available for distributions to our                510,720         450,461        447,986
   shareholders.......................................................

Distributions paid:
   Preferred stock dividends..........................................         (148,926)       (117,979)      (100,138)
   Equity Stock, Series A dividends...................................          (21,501)        (19,455)       (11,042)
   Regular distributions to Common and Class B shareholders...........         (221,299)       (162,481)      (115,460)
   Special distributions to Common and Class B shareholders (a).......                -         (42,115)       (78,673)
                                                                             ------------    ------------   -------------

Cash available for principal payments on debt and reinvestment........         $118,994        $108,431       $142,673
                                                                             ============    ============   =============

(a) The special distribution for 2001 was declared in August 2001 and paid in September 2001. The special distribution for 2000 was declared in August 2000 and paid in September 2000. In each instance, the special distribution enabled the Company to maintain its REIT status with respect to the distribution requirements.

         Our financial profile is characterized by a low level of debt to total capitalization, increasing net income, increasing cash flow from operations, and a conservative dividend payout ratio with respect to the common stock. We expect to fund our growth strategies with cash on hand at December 31, 2002, internally generated retained cash flows, and proceeds from issuing equity securities. In general, our current strategy is to continue to finance our growth with permanent capital, either common or preferred equity. We have in the past used our $200 million line of credit as temporary "bridge" financing, and repaid those amounts with internally generated cash flows and proceeds from the placement of permanent capital. As of December 31, 2002, we had no outstanding borrowings under our $200 million bank line of credit.

         Over the past three years we have funded substantially all of our acquisitions with permanent capital (both common and preferred securities). We have elected to use preferred securities as a form of leverage despite the fact that the dividend rates of our preferred securities exceed the prevailing market interest rates on conventional debt. We have chosen this method of financing for the following reasons: (i) under the REIT structure, a significant amount of operating cash flow needs to be distributed to our shareholders making it difficult to repay debt with operating cash flow alone, (ii) our perpetual preferred stock has no sinking fund requirement, or maturity date and does not require redemption, all of which eliminate any future refinancing risks, (iii) after the end of a non-call period, we have the option to redeem the preferred stock at any time, which in 2002 and 2001 enabled us to effectively refinance higher coupon preferred stock with new preferred stock at lower rates, (iv) preferred stock does not contain onerous covenants, thus allowing us to maintain significant financial flexibility, and (v) dividends on the preferred stock can be applied to our REIT distribution requirements.

         Our credit ratings on each of our series of Cumulative Preferred Stock by each of the three major credit agencies are "Baa2" by Moody's and BBB+ by both Standard & Poor's and Fitch IBCA.

         Our portfolio of real estate facilities remains substantially unencumbered. At December 31, 2002, we had mortgage debt outstanding of $20.6 million (which encumbers real estate with a book value of $56.4 million) and unsecured debt in the amount of $95.3 million, and real estate facilities with a book value of approximately $4.1 billion.

         We believe that our size and financial flexibility enables us to access capital when appropriate. During 2002 and 2001, we completed the following capital raising activities (amounts are presented net of issuance costs):

                                                                           Cumulative         Equity
                                                                           Preferred          Stock,
          Securities issued                        Date issued               Stock           Series A
--------------------------------------------   --------------------       ------------      ---------
                                                                                 (in thousands)
8.60% Cumulative Preferred Stock, Series Q      January 19, 2001             $  166,966       $      -
Public issuance of Equity Stock, Series A       April 11, 2001                        -         51,836
Direct placement of Equity Stock, Series A      May 31, 2001                          -         20,294
8.00% Cumulative Preferred Stock, Series R      September 28, 2001              493,085              -
7.875% Cumulative Preferred Stock, Series S     October 31, 2001                139,022              -
Direct placement of Equity Stock, Series A      November 21, 2001                     -          2,690
7.625% Cumulative Preferred Stock, Series T     January 18, 2002                145,075              -
7.625% Cumulative Preferred Stock, Series U     February 19, 2002               145,075              -
7.500% Cumulative Preferred Stock, Series V     September 30, 2002              166,866              -
                                                                           ------------      ---------
                                                                             $1,256,089        $74,820
                                                                           ============      =========

         The net proceeds raised through the issuance of our Cumulative Preferred Stock, Series R and Series S in 2001, and Series V in 2002 allowed us to take advantage of favorable rate spreads. Accordingly, at our option, we redeemed for cash our Cumulative Preferred Stock Series G, Series H, Series I in 2001 and Series A and Series J in 2002, each having higher coupon rates than either the Series R, Series S or Series V. In addition, during 2001 we repurchased all of our outstanding Series P Partnership Preferred Units and a portion of our outstanding Series O Partnership Preferred Units. These transactions, summarized below, represented a refinancing of a portion of our permanent capital structure into lower coupon securities.

                                                                           Cumulative        Preferred
                                                   Date Redeemed or        Preferred        Partnership
       Security Redeemed or Repurchased               Repurchased            Stock             Units
--------------------------------------------    ---------------------     ---------------  -------------
                                                                                 (in thousands)
9.125% Cumulative Preferred Units, Series O     August 31, 2001              $        -       $ 30,000
8 7/8% Cumulative Preferred Stock, Series G     September 28, 2001              172,525              -
8.45% Cumulative Preferred Stock, Series H      October 5, 2001                 168,775              -
8.75% Cumulative Preferred Units, Series P      October 15, 2001                      -         50,000
8 5/8% Cumulative Preferred Stock, Series I     November 13, 2001               100,025              -
10.0% Cumulative Preferred Units, Series A      September 30, 2002               45,643              -
8.0% Cumulative Preferred Stock, Series J       October 7, 2002                 150,018              -
                                                                          ---------------  -------------
                                                                             $  636,986        $80,000
                                                                          ===============  =============

         The Cumulative Preferred Stock amounts listed above include redemption cost of approximately $25,000 per redemption for 2001 and $18,000 per redemption for 2002.

         We have called for redemption our 9.2% Senior Preferred Stock Series B which will be redeemed on March 31, 2003. The aggregate redemption amount for this security is $25 per share or approximately $57.5 million in the aggregate, plus accrued dividends.

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

         Aggregate dividends paid during 2002, totaled $148.9 million to the holders of our Cumulative Preferred Stock, $209.1 million to the holders of our Common Stock, $12.2 million to the holders of our Class B Common Stock and $21.5 million to the holders of our Equity Stock, Series A. Although we have not finalized the calculation of our 2002 taxable income, we believe that the aggregate dividends paid in 2002 to our shareholders were designed to enable us to continue to qualify as a REIT.

         We estimate that the distribution requirements for fiscal 2003 with respect to our Cumulative Preferred Stock outstanding, and assuming the redemption of Cumulative Preferred Stock, Series B, will be approximately $144.2 million.

         During 2002, we paid distributions totaling $26.9 million with respect to our Preferred Partnership Units. We estimate the annual distributions requirements with respect to the preferred partnership units outstanding at December 31, 2002 to be approximately $26.9 million.

         For 2003, distributions with respect to the Common Stock and Equity Stock, Series A will be determined based upon our REIT distribution requirements after taking into consideration distributions to the preferred shareholders. We anticipate that, at a minimum, quarterly distributions per common share will remain at $0.45 per common share (increased from $0.22 per common share during 2000 and in the first two quarters of 2001). For the first quarter of 2003, a quarterly distribution of $0.45 per common share has been declared by our Board of Directors. Prior to 2002, in addition to the regular quarterly dividends paid to our common shareholder, we also paid special distributions. These special distributions were necessary to meet our distribution requirements in order to maintain our REIT tax status. While we don't expect to need a special distribution in 2003, the need to make a special distribution is not determinable at this time and will depend in large part on our taxable income relative to the distributions being paid to all of our shareholders.

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

         CAPITAL IMPROVEMENT REQUIREMENTS: During 2003, we have budgeted approximately $25.0 million for capital improvements. Capital improvements include major repairs or replacements to the facilities which keep the facilities in good operation condition and maintain their visual appeal. Capital improvements do not include costs relating to the development or expansion of facilities.

         DEBT SERVICE REQUIREMENTS: We do not believe we have any significant refinancing risks with respect to our mortgage debt, all of which is fixed rate. At December 31, 2002, we had total outstanding notes payable of approximately $115.9 million. See Note 7 to the consolidated financial statements for approximate principal maturities of such borrowings. We anticipate that our retained operating cash flow will continue to be sufficient to enable us to make scheduled principal payments. It is our current intent to fully amortize our debt as opposed to refinance debt maturities with additional debt.

         ACQUISITION AND DEVELOPMENT OF FACILITIES: During 2002, we acquired nine self-storage facilities for approximately $30.1 million. During 2001, we acquired one self-storage facility for approximately $3.5 million. During 2000, we acquired a commercial facility and 12 storage facilities at an aggregate cost of approximately $67.1 million. Our low level of third party acquisitions over the past three years is not indicative of either the supply of facilities offered for sale or our ability to finance the acquisitions, but is primarily due to prices sought by sellers and our lack of desire to pay such prices. During fiscal 2003, we will continue to seek to acquire additional self-storage facilities from third parties, however, it is difficult to estimate the amount of third party acquisitions we will undertake.

         On January 16, 2002, we acquired the remaining 70% interest in the Development Joint Venture for approximately $153,078,000 in cash. The Development Joint Venture was formed in April 1997 with equity capital consisting of 30% from the Company and 70% from an institutional investor, which owns 47 storage facilities opened since 1997. This transaction was principally financed with the capital raised through the issuance of our 7.625% Cumulative Preferred Stock, Series T. On April 19, 2002, we acquired through a merger all of the remaining limited partnership interest not currently owned by the Company in PS Partners V, Ltd., a partnership which is consolidated with the Company. The acquisition cost consisted of approximately 533,796 shares ($20,054,000) of our common stock and approximately $12,815,000 in cash. On September 19, 2002, we acquired through a merger all of the remaining limited partnership interest not currently owned by the Company in PS Partners VI, Ltd., a partnership which is consolidated with the Company. The acquisition cost consisted of approximately 557,812 shares ($17,850,000) of our common stock and approximately $12,347,000 in cash.

         On September 15, 2000, we acquired the remaining ownership interests in an affiliated partnership, of which we were the general partner, for an aggregate acquisition cost of $81.2 million. This partnership owned 13 self-storage facilities.

         We recently mailed an information statement relating to the April 28, 2003 acquisition by the Company of all of the 52,851 limited partnership units that it did not own in PS Partners IV, Ltd., a partnership which is consolidated with the Company. The acquisition of the 52,851 units will be accomplished through a merger of a subsidiary of the Company into the partnership and the conversion of the 52,851 units into either cash or common stock of the Company. Each unit will be converted into the right to receive a value of $442 in our common stock or, at the election of the unitholder, in cash. We expect that the cash portion of the transaction will be funded by available cash on hand or, if necessary, borrowings on our line of credit.

         In November 1999, we formed a second joint venture partnership for the development of approximately $100 million of self-storage facilities. The venture is funded solely with equity capital consisting of 51% from us and 49% from the joint venture partner. The term of the joint venture is 15 years. After six years, the joint venture partner has the right to cause the Company to purchase the joint venture partner's interest for an amount necessary to provide them with a maximum return of 10.75% or less in certain circumstances. At December 31, 2002, this development joint venture was fully committed having developed 22 facilities (approximately 1,413,000 net rentable sq. ft.) for $108 million.

         We currently have a development "pipeline" of 38 self-storage facilities, combination facilities, and expansions to existing self-storage facilities with an aggregate estimated cost of approximately $199.8 million. Approximately $87.5 million of development cost has been incurred as of December 31, 2002. We have acquired the land for 36 of these projects, which have an aggregate estimated cost of approximately $188.6 million, and costs incurred as of December 31, 2002 of approximately $86.7 million. The remaining 2 facilities represent identified sites where we have an agreement in place to acquire the land, generally within one year. We anticipate that the development of these projects will be funded solely by the Company.

The development and fill-up of these storage facilities is subject to significant contingencies such as obtaining appropriate governmental approvals. We estimate that the amount remaining to be spent of approximately $112.2 million will be incurred over the next 18 - 24 months. The following table sets forth certain information with respect to our development pipeline.


                                             DEVELOPMENT PIPELINE SUMMARY
------------------------------------------------------------------------------------------------------------------------------------
                                                                          Total
                                                 Number     Net         estimated     Costs incurred
                                                   of     rentable     development        through         Costs to
                                                projects   sq. ft.        costs          12/31/02         complete
                                                -------- ----------    ------------   ---------------   -------------
                                                                            (Amounts in thousands)
   Facilities currently under construction:
    Self-storage facilities                        16        1,155      $  123,739       $   76,814       $   46,925
    Expansions to existing self-storage
     facilities                                     1           69           6,203            2,800            3,403
                                                -------- ----------    ------------   ---------------   -------------
                                                   17        1,224         129,942           79,614           50,328
   Facilities awaiting construction,  where
     land is acquired:
    Self-storage facilities                         4          272          29,007            6,161           22,846
    Expansions of existing self-storage facilities 15          661          29,602              964           28,638
                                                -------- ----------    ------------   ---------------   -------------
                                                   19          933          58,609            7,125           51,484
    Self-storage facilities awaiting
     construction, where land has not yet
     been acquired                                  2          123          11,209              777           10,432
                                                -------- ----------    ------------   ---------------   -------------

         Total Development Pipeline                38        2,280      $  199,760       $   87,516       $  112,244
                                                ======== ==========    ============   ===============   =============

         Included in expansions above is approximately $13 million associated with the conversion of 701,000 net rentable square feet of industrial space, previously used by the discontinued containerized facility operations, into self-storage space.

         In addition to the above projects, we have 9 parcels of land held for development with total costs of approximately $17,807,000 at December 31, 2002. These parcels will either be developed or sold.

         STOCK REPURCHASE PROGRAM: The Company's Board of Directors has authorized the repurchase from time to time of up to 25,000,000 shares of the Company's common stock on the open market or in privately negotiated transactions. During 2001, we repurchased a total of 10,585,593 common shares, for a total aggregate cost of approximately $276.9 million. From the inception of the repurchase program through December 31, 2002, we have repurchased a total of 21,497,020 shares of common stock at an aggregate cost of approximately $535.9 million. We have not repurchased any significant amounts of our common stock since January 2002.

ITEM 7A. Quantitative and Qualitative Disclosures About Market Risk

         To limit our exposure to market risk, we principally finance our operations and growth with permanent equity capital consisting either of common or preferred stock. At December 31, 2002, the Company's debt as a percentage of total shareholders' equity (based on book values) was 2.8%.

         Our preferred stock is not redeemable at the option of the holders. Except under certain conditions relating to the Company's qualification as a REIT, the Senior Preferred Stock is not redeemable by the Company prior to the following dates: Series B - March 31, 2003, Series C - June 30, 1999, Series D - September 30, 2004, Series E - January 31, 2005, Series F - April 30, 2005, Series K - January 19, 2004, Series L - March 10, 2004, Series M - August 17, 2004, Series Q - January 19, 2006, Series R - September 28, 2006, Series S - October 31, 2006, Series T - January 18, 2007, Series U - February 19, 2007 and Series V - September 30, 2007. On or after the respective dates, each of the series of Senior Preferred Stock will be redeemable at the option of the Company, in whole or in part, at $25 per share (or depositary share in the case of the Series K through Series V), plus accrued and unpaid dividends.

         Our market risk sensitive instruments include notes payable, which totaled $115,867,000 at December 31, 2002. All of our notes payable bear interest at fixed rates. See Note 7 to the consolidated financial statements for terms, valuations and approximate principal maturities of the notes payable as of December 31, 2002.

ITEM 8.  Financial Statements and Supplementary Data

         The financial statements of the Company at December 31, 2002 and December 31, 2001 and for each of the three years in the period ended December 31, 2002 and the report of Ernst & Young LLP, Independent Auditors, thereon and the related financial statement schedule, are included elsewhere herein. Reference is made to the Index to Financial Statements and Schedules in Item 15.

ITEM 9.  Disagreements on Accounting and Financial Disclosure

         Not applicable.

                                    PART III

ITEM 10. Directors and Executive Officers of the Registrant

         The information required by this item with respect to directors is hereby incorporated by reference to the material appearing in the Company's definitive proxy statement filed in connection with the annual shareholders' meeting to be held on May 8, 2003 (the "Proxy Statement") under the caption " Election of Directors." Information required by this item with respect to executive officers is provided in Item 4A of this report. See "Executive Officers of the Company."

ITEM 11. Executive Compensation

         The information required by this item is hereby incorporated by reference to the material appearing in the Proxy Statement under the captions "Compensation" and "Compensation Committee Interlocks and Insider
Participation."

ITEM 12. Security Ownership of Certain Beneficial Owners and Management

         The information required by this item is hereby incorporated by reference to the material appearing in the Proxy Statement under the captions "Election of Directors - Security Ownership of Certain Beneficial Owners" and "Security Ownership of Management."

         The following table sets forth information as of December 31, 2002 on the Company's equity compensation plans:

                                           Number of
                                       securities to be       Weighted
                                          issued upon         average       Number of securities
                                          exercise of      exercise price    remaining available
                                          outstanding      of outstanding    for future issuance
                                           options,           options,          under equity
                                         warrants and       warrants and     compensation plans
                                            rights             rights
                                         ------------       ------------     ------------------
 Equity  compensation  plans approved
 by security holders                        5,714,223           $25.77            4,188,523

 Equity    compensation   plans   not
 approved by security holders                 225,001           $26.35              164,167

         The outstanding options granted under plans not approved by the Company's shareholders were granted under the Company's 2001 Non-Executive/Non-Director Plan, which does not allow participation by the Company's executive officers and directors. The principal terms of this plan are as follows: (1) 500,000 shares of common stock were authorized for grant, (2) this plan is administered by the Equity Awards Committee, except that grants in excess of 100,000 shares to any one person requires approval by the Executive Equity Awards Committee, (3) options are granted at fair market value on the date of grant, (4) options have a ten year term and (5) options vest over three years in equal installments.

ITEM 13. Certain Relationships and Related Transactions

         The information required by this item is hereby incorporated by reference to the material appearing in the Proxy Statement under the caption "Compensation Committee Interlocks and Insider Participation - Certain Relationships and Related Transactions."

ITEM 14. Controls and Procedures

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

                                     PART IV

ITEM 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K

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

   Not applicable.

c. Exhibits:

   See Index to Exhibits contained herein.

d. Financial Statement Schedules

   Not applicable.

                              PUBLIC STORAGE, INC.

                                INDEX TO EXHIBITS

                           (Items 15(a)(3) and 15(c))


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

3.37 Amendment to Certificate of Determination for 7.625% Cumulative Preferred Stock, Series T. Filed with Registrant's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2002 and incorporated herein by reference.

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

3.46 Amendment to Bylaws adopted on November 7, 2002. Filed with Registrant's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2002 and incorporated herein by reference.

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


--------------
*        Compensatory benefit plan.
**       Management contract.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                  PUBLIC STORAGE, INC.

Date:  March 28, 2003                             By:   /s/ Harvey Lenkin
                                                        -----------------
                                                        Harvey Lenkin, President

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                Signature                                              Title                                    Date
------------------------------------   ---------------------------------------------------------         ---------------------
/s/ Ronald L. Havner, Jr.                  Vice-Chairman of the Board, Chief                               March 28, 2003
-------------------------------            Executive Officer and Director
Ronald L. Havner, Jr.                      (principal executive officer)


/s/ Harvey Lenkin                          President and Director                                          March 28, 2003
-------------------------------
Harvey Lenkin

/s/ Marvin M. Lotz                         Senior Vice President and Director                              March 28, 2003
-------------------------------
Marvin M. Lotz
                                           Vice President and Director
-------------------------------
B. Wayne Hughes, Jr.

/s/ John Reyes                             Senior Vice President and                                       March 28, 2003
-------------------------------            Chief Financial Officer
John Reyes                                 (principal financial officer and principal
                                           accounting officer)

/s/ B. Wayne Hughes                        Chairman of the Board                                           March 28, 2003
-------------------------------
B. Wayne Hughes

/s/ Robert J. Abernethy                    Director                                                        March 28, 2003
-------------------------------
Robert J. Abernethy

/s/ Dann V. Angeloff                       Director                                                        March 28, 2003
-------------------------------
Dann V. Angeloff

/s/ William C. Baker                       Director                                                        March 28, 2003
-------------------------------
William C. Baker

                                           Director
-------------------------------
Thomas J. Barrack, Jr.

/s/ Uri P. Harkham                         Director                                                        March 28, 2003
-------------------------------
Uri P. Harkham

/s/ Daniel C. Staton                       Director                                                        March 28, 2003
-------------------------------
Daniel C. Staton

                              PUBLIC STORAGE, INC.
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                                  AND SCHEDULES

                                  (Item 15 (a))


                                                                 Page References
                                                                 ---------------

Report of Independent Auditors....................................      F-1

Consolidated balance sheets as of December 31, 2002 and 2001......      F-2

For each of the three years in the period ended December 31, 2002:

Consolidated statements of income.................................      F-3

Consolidated statements of shareholders' equity ..................      F-4

Consolidated statements of cash flows.............................   F-5 - F-6

Notes to consolidated financial statements........................  F-7 - F- 37

Schedule:

III - Real estate and accumulated depreciation....................  F-38 - F-74


All other schedules have been omitted since the required information is not present or not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements or notes thereto.

                         REPORT OF INDEPENDENT AUDITORS





The Board of Directors and Shareholders
Public Storage, Inc.


We have audited the accompanying consolidated balance sheets of Public Storage, Inc. as of December 31, 2002 and 2001, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2002. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Public Storage, Inc. at December 31, 2002 and 2001, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.





                                                            ERNST & YOUNG  L L P

Los Angeles, California

February 21, 2003

                              PUBLIC STORAGE, INC.
                           CONSOLIDATED BALANCE SHEETS
                           December 31, 2002 and 2001
                    (amounts in thousands, except share data)


                                                                                        December 31,         December 31,
                                                                                            2002                 2001
                                                                                       --------------       --------------
                                       ASSETS

Cash and cash equivalents....................................................          $     103,124        $      49,347
Real estate facilities, at cost:
   Land......................................................................              1,304,881            1,165,111
   Buildings.................................................................              3,683,645            3,265,943
                                                                                       --------------       --------------
                                                                                           4,988,526            4,431,054
   Accumulated depreciation..................................................               (987,546)            (819,932)
                                                                                       --------------       --------------
                                                                                           4,000,980            3,611,122
   Construction in process...................................................                 87,516               121,181
   Land held for development.................................................                 17,807               30,001
                                                                                       --------------       --------------
                                                                                           4,106,303            3,762,304

Investment in real estate entities...........................................                329,679              479,300
Goodwill.....................................................................                 78,204               78,204
Intangible assets, net.......................................................                117,893              124,497
Notes receivable, including amounts due from related parties.................                 24,324               59,344
Other assets.................................................................                 84,135               72,883
                                                                                       --------------       --------------
              Total assets...................................................           $  4,843,662        $   4,625,879
                                                                                       ==============       ==============

                       LIABILITIES AND SHAREHOLDERS' EQUITY

Line of credit borrowings....................................................           $          -        $      25,000
Notes payable................................................................                115,867              143,552
Accrued and other liabilities................................................                129,327               93,143
                                                                                       --------------       --------------
         Total liabilities...................................................                245,194              261,695
Minority interest:
   Preferred partnership interests...........................................                285,000              285,000
   Other partnership interests...............................................                154,499              169,601
Commitments and contingencies
Shareholders' equity:
   Cumulative Preferred Stock, $0.01 par value, 50,000,000 shares authorized,
     9,258,486 shares issued (in series) and outstanding, (11,156,500 at
     December 31, 2001) at liquidation preference............................              1,817,025            1,540,150
   Common Stock, $0.10 par value, 200,000,000 shares authorized, 116,991,455
     shares issued and outstanding (114,961,915 at December 31, 2001)........                 11,699               11,496
   Equity Stock, Series A, $0.01 par value, 200,000,000 shares authorized,
     8,776.102 shares issued and outstanding.................................                      -                    -
   Class B Common Stock, $0.10 par value, 7,000,000 shares authorized and issued                 700                  700
   Paid-in capital...........................................................              2,371,194            2,325,898
   Cumulative net income.....................................................              2,030,007            1,711,269
   Cumulative distributions paid.............................................             (2,071,656)          (1,679,930)
                                                                                       --------------       --------------
         Total shareholders' equity..........................................              4,158,969            3,909,583
                                                                                       --------------       --------------
              Total liabilities and shareholders' equity.....................           $  4,843,662        $   4,625,879
                                                                                       ==============       ==============

                            See accompanying notes.
                                      F-2

                              PUBLIC STORAGE, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
        For each of the three years in the period ended December 31, 2002
                  (amounts in thousands, except per share data)


                                                                            2002                2001                2000
                                                                        -------------       -------------       -------------
Revenues:
   Rental income:
      Self-storage facilities...................................        $    763,287        $    721,662        $    653,110
      Commercial properties.....................................              11,781              12,070              10,849
      Containerized storage facilities..........................              37,776              34,212              32,091
   Tenant reinsurance premiums..................................              19,947                   -                   -
   Interest and other income....................................               8,661              14,225              18,836
                                                                        -------------       -------------       -------------
                                                                             841,452             782,169             714,886
                                                                        -------------       -------------       -------------

Expenses:
  Cost of operations:
      Storage facilities........................................             250,957             229,211             210,462
      Commercial properties.....................................               4,462               3,861               3,701
      Containerized storage facilities..........................              30,687              29,916              31,102
      Tenant reinsurance........................................               9,411                   -                   -
  Depreciation and amortization.................................             179,634             166,178             148,195
  General and administrative....................................              15,619              21,038              21,306
  Interest expense..............................................               3,809               3,227               3,293
                                                                        -------------       -------------       -------------
                                                                             494,579             453,431             418,059
                                                                        -------------       -------------       -------------

Income before equity in earnings of real estate entities, minority interest, discontinued operations and gain (loss) on
   disposition of real estate and real estate investments.......             346,873             328,738             296,827

Equity in earnings of real estate entities (including the
   Company's pro-rata share of gain on sale of real estate
   investments in the amount of $3,737,000 in 2002 and $3,210,000
   in 2000).....................................................              29,888              38,542              39,319
Minority interest in income:
  Preferred partnership interests...............................             (26,906)            (31,737)            (24,859)
  Other partnership interests...................................             (17,181)            (14,278)            (13,497)
                                                                        -------------       -------------       -------------
Net income before discontinued operations and gain (loss) on
   disposition of real estate...................................             332,674             321,625             297,790
Discontinued operations (Note 4)................................             (11,395)             (1,148)             (1,278)
Gain (loss) on disposition of real estate and real estate
   investments .................................................              (2,541)              4,091                 576
                                                                        -------------       -------------       -------------

Net income......................................................        $    318,738        $    324,208        $    297,088
                                                                        =============       =============       =============

Net income allocation:
   Allocable to preferred shareholders..........................        $    148,926        $    117,979        $    100,138
   Allocable to Equity Stock, Series A..........................              21,501              19,455              11,042
   Allocable to common shareholders.............................             148,311             186,774             185,908
                                                                        -------------       -------------       -------------
                                                                        $    318,738        $    324,208        $    297,088
                                                                        =============       =============       =============

Net income per common share:
Basic...........................................................              $1.21               $1.53               $1.41
                                                                        =============       =============       =============
Diluted.........................................................              $1.19               $1.51               $1.41
                                                                        =============       =============       =============
Net income per common share, prior to discontinued operations:

Basic...........................................................              $1.30               $1.54               $1.42
                                                                        =============       =============       =============
Diluted.........................................................              $1.28               $1.52               $1.42
                                                                        =============       =============       =============

Basic weighted average common shares outstanding................             123,005             122,310             131,566
                                                                        =============       =============       =============
Diluted weighted average common shares outstanding..............             124,571             123,577             131,657
                                                                        =============       =============       =============

                            See accompanying notes.
                                      F-3

                              PUBLIC STORAGE, INC.
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
        For each of the three years in the period ended December 31, 2002
           (Amounts in thousands, except share and per share amounts)

                                                                        Cumulative                   Class B
                                                                        Preferred      Common        Common         Paid-in
                                                                          Stock         Stock         Stock         Capital
                                                                      -------------  ------------ -------------  -------------
Balances at December 31, 1999....................................      $ 1,155,150   $    12,671  $        700   $  2,463,193
   Issuance of Equity Stock, Series A (5,635.602 shares).........                -             -             -        113,354
   Issuance of Common Stock (498,451 shares) ....................                -            50             -         11,387
   Repurchase of Common  Stock (3,491,600 shares)................                -          (351)            -        (77,448)
   Issuance costs: Preferred operating partnership units (Note 8)                -             -             -         (3,750)
   Net income....................................................                -             -             -              -
   Distributions to shareholders:
     Cumulative Preferred Stock..................................                -             -             -              -
     Equity Stock, Series A......................................                -             -             -              -
     Common Stock ($1.48 per share)..............................                -             -             -              -
Balances at December 31, 2000....................................        1,155,150        12,370           700      2,506,736
                                                                      -------------  ------------ -------------  -------------
   Issuance of Cumulative Preferred Stock; Series Q (6,900 shares),
     Series R (20,400 shares) and Series S (5,750 shares)........          826,250             -             -        (27,177)
   Redemption of Cumulative Preferred Stock; Series G (6,900
     shares), Series H (6,750 shares) and Series I (4,000 shares)         (441,250)            -             -            (75)
   Issuance of Equity Stock, Series A (3,140.500 shares).........                -             -             -         74,820
   Issuance of Common Stock (1,843,634 shares) ..................                -           184             -         46,487
   Repurchase of Common  Stock (10,585,593 shares)...............                -        (1,058)            -       (275,803)
   Issuance of Put Option  (Note 9)..............................                -             -             -            910
   Net income....................................................                -             -             -              -
   Distributions to shareholders:
     Cumulative Preferred Stock..................................                -             -             -              -
     Equity Stock, Series A......................................                -             -             -              -
     Common Stock ($1.69 per share)..............................                -             -             -              -
                                                                      -------------  ------------ -------------  -------------
Balances at December 31, 2001....................................        1,540,150        11,496           700      2,325,898
   Issuance of Cumulative Preferred Stock; Series T (6,000 shares),
     Series U (6,000 shares) and Series V (6,900 shares).........          472,500             -             -        (15,484)
   Redemption of Cumulative Preferred Stock; Series A (1,825,000
     shares) and Series J (6,000 shares).........................         (195,625)            -             -            (36)
   Issuance of Common Stock (2,040,540 shares)...................                -           204             -         61,033
   Repurchase of Common Stock (11,000 shares)....................                -            (1)            -           (380)
   Stock Option expense..........................................                -             -             -            163
   Net income....................................................                -             -             -              -
   Distributions to shareholders:
     Cumulative Preferred Stock..................................                -             -            -              -
     Equity Stock, Series A......................................                -             -            -              -
     Class B Common Stock........................................                -             -            -              -
     Common Stock ($1.80 per share)..............................                -             -            -              -
                                                                      -------------  ------------ -------------  -------------
Balances at December 31, 2002....................................      $ 1,817,025   $    11,699  $        700   $  2,371,194
                                                                      =============  ============ =============  =============

                                                                                                          Total
                                                                       Cumulative     Cumulative      Shareholders'
                                                                       Net Income    Distributions       Equity
                                                                      ------------  --------------   --------------
Balances at December 31, 1999....................................     $ 1,089,973   $  (1,032,587)   $   3,689,100
   Issuance of Equity Stock, Series A (5,635.602 shares).........               -               -          113,354
   Issuance of Common Stock (498,451 shares) ....................               -               -           11,437
   Repurchase of Common  Stock (3,491,600 shares)................               -               -          (77,799)
   Issuance costs: Preferred operating partnership units (Note 8)               -               -           (3,750)
   Net income....................................................         297,088               -          297,088
   Distributions to shareholders:
     Cumulative Preferred Stock..................................               -        (100,138)        (100,138)
     Equity Stock, Series A......................................               -         (11,042)         (11,042)
     Common Stock ($1.48 per share)..............................               -        (194,133)        (194,133)
Balances at December 31, 2000....................................       1,387,061      (1,337,900)       3,724,117
                                                                      ------------  --------------   --------------
   Issuance of Cumulative Preferred Stock; Series Q (6,900 shares),
     Series R (20,400 shares) and Series S (5,750 shares)........               -               -          799,073
   Redemption of Cumulative Preferred Stock; Series G (6,900
     shares), Series H (6,750 shares) and Series I (4,000 shares)               -               -         (441,325)
   Issuance of Equity Stock, Series A (3,140.500 shares).........               -               -           74,820
   Issuance of Common Stock (1,843,634 shares) ..................               -               -           46,671
   Repurchase of Common  Stock (10,585,593 shares)...............               -               -         (276,861)
   Issuance of Put Option  (Note 9)..............................               -               -              910
   Net income....................................................         324,208               -          324,208
   Distributions to shareholders:
     Cumulative Preferred Stock..................................               -        (117,979)        (117,979)
     Equity Stock, Series A......................................               -         (19,455)         (19,455)
     Common Stock ($1.69 per share)..............................               -        (204,596)        (204,596)
                                                                      ------------  --------------   --------------
Balances at December 31, 2001....................................       1,711,269      (1,679,930)       3,909,583
   Issuance of Cumulative Preferred Stock; Series T (6,000 shares),
     Series U (6,000 shares) and Series V (6,900 shares).........               -               -          457,016
   Redemption of Cumulative Preferred Stock; Series A (1,825,000
     shares) and Series J (6,000 shares).........................               -               -         (195,661)
   Issuance of Common Stock (2,040,540 shares)...................               -               -           61,237
   Repurchase of Common Stock (11,000 shares)....................               -               -             (381)
   Stock Option expense..........................................               -               -              163
   Net income....................................................         318,738               -          318,738
   Distributions to shareholders:
     Cumulative Preferred Stock..................................               -        (148,926)        (148,926)
     Equity Stock, Series A......................................               -         (21,501)         (21,501)
     Class B Common Stock........................................               -         (12,222)         (12,222)
     Common Stock ($1.80 per share)..............................               -        (209,077)        (209,077)
                                                                      ------------  --------------   --------------
Balances at December 31, 2002....................................     $ 2,030,007   $  (2,071,656)   $   4,158,969
                                                                      ============  ==============   ==============

                            See accompanying notes.
                                      F-4

                              PUBLIC STORAGE, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
        For each of the three years in the period ended December 31, 2002
                             (amounts in thousands)


                                                                                     2002            2001            2000
                                                                                 ------------   ------------    ------------
Cash flows from operating activities:
   Net income...............................................................     $   318,738    $   324,208     $   297,088
   Adjustments to reconcile net income to net cash provided by operating activities:
     Gain included in equity in earnings of real estate investments......             (3,737)             -          (3,210)
     Loss (gain) on disposition of real estate and real estate                         2,541         (4,091)           (576)
     investments.........................................................
     Depreciation and amortization.......................................            179,634        166,178         148,195
     Depreciation included in equity in earnings of real estate entities.             27,078         25,096          21,825
     Depreciation,  impairment losses, and other items associated with
       discontinued operations (Note 4)..................................             10,648          1,883             772
     Minority interest in income.........................................             44,087         46,015          38,356
     Other operating activities..........................................              9,972        (20,755)         23,325
                                                                                 ------------   ------------    ------------
       Total adjustments.................................................            270,223        214,326         228,687
                                                                                 ------------   ------------    ------------
       Net cash provided by operating activities.........................            588,961        538,534         525,775
                                                                                 ------------   ------------    ------------
Cash flows from investing activities:
     Principal payments received on mortgage notes receivable............             35,513          2,199           7,650
     Issuance of notes receivable to affiliates..........................                  -        (35,000)        (11,400)
     Business combinations (Note 3)......................................           (139,680)         6,276         (66,776)
     Capital improvements to real estate facilities .....................            (26,993)       (35,478)        (33,023)
     Construction in process.............................................           (101,110)      (184,290)       (232,918)
     Acquisition of minority interests...................................            (27,544)       (11,841)        (31,271)
     Acquisition of real estate facilities...............................            (30,117)        (3,503)        (62,938)
     Acquisition of investments in real estate entities..................            (33,956)       (55,468)        (78,356)
     Proceeds from the sale of real estate facilities and real estate                 15,209         19,936          58,319
       investments.......................................................
     Other investing activities..........................................            (14,786)        (8,889)        (14,751)
                                                                                 ------------   ------------    ------------
       Net cash used in investing activities.............................           (323,464)      (306,058)       (465,464)
                                                                                 ------------   ------------    ------------
Cash flows from financing activities:
     Net borrowings on line of credit....................................            (25,000)        25,000               -
     Principal payments on notes payable.................................            (27,685)       (12,451)        (11,335)
     Net proceeds from the issuance of Common Stock......................             23,333         15,857           4,608
     Net proceeds from the issuance of Cumulative Preferred Stock........            457,016        799,073               -
     Net proceeds from the issuance of Equity Stock, Series A............                  -         74,820          68,318
     Net proceeds from the issuance of preferred partnership units.......                  -              -         361,250
     Issuance of Put Option (Note 9).....................................                  -            910               -
     Repurchase of Common Stock..........................................               (381)      (276,861)        (77,799)
     Repurchase of preferred partnership units...........................                  -        (80,000)              -
     Redemption of Cumulative Preferred Stock............................           (195,661)      (441,325)              -
     Distributions paid to shareholders..................................           (391,726)      (342,030)       (343,388)
     Distributions paid to minority interests............................            (52,174)       (53,862)        (45,494)
     Investment by minority interests....................................                558         18,273          17,871
                                                                                 ------------   ------------    ------------
       Net cash used in financing activities.............................           (211,720)      (272,596)        (25,969)
                                                                                 ------------   ------------    ------------
Net increase (decrease) in cash and cash equivalents.....................             53,777        (40,120)         34,342
Cash and cash equivalents at the beginning of the year...................             49,347         89,467          55,125
                                                                                 ------------   ------------    ------------
Cash and cash equivalents at the end of the year.........................        $   103,124    $    49,347     $    89,467
                                                                                 ============   ============    ============

                            See accompanying notes.
                                      F-5

                              PUBLIC STORAGE, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
        For each of the three years in the period ended December 31, 2002
                             (amounts in thousands)
                                   (Continued)

                                                                                     2002           2001            2000
                                                                                 ------------   ------------    ------------

Supplemental schedule of non cash investing and financing activities:
   Business combinations (Note 3):
       Real estate facilities..............................................        $(330,426)     $       -      $ (82,163)
       Investment in real estate entities..................................          160,236              -         14,393
       Other assets........................................................           (8,187)        (4,538)          (183)
       Accrued and other liabilities.......................................           23,891          6,993          1,177
       Minority interest...................................................           14,806              -              -
       Goodwill............................................................                -        (26,993)             -
   Acquisition of real estate facilities in exchange for minority interests,
     common stock, and the reduction of investment in real estate entities.                -              -        (19,281)
   Minority interest acquired in exchange for the sale of real estate                      -              -         (6,427)
     facilities ...........................................................
   Cancellation of mortgage notes receivable to acquire real estate facilities             -              -              -
   Reduction of investment in real estate entities in exchange for real estate
     facilities...........................................................                 -              -          3,144
   Disposition of real estate facilities in exchange for notes receivable,
     other assets, and investment in real estate entities..................              493         16,150         20,265
   Notes receivable issued in connection with real estate dispositions.....             (493)          (305)        (3,690)
   Disposition of minority interest in exchange for other assets:
       Other assets........................................................           (1,450)             -              -
       Minority interest...................................................            3,289              -              -
   Acquisition of minority interest in exchange for common stock:
       Real estate facilities..............................................          (39,780)             -              -
       Minority interest...................................................          (25,668)             -        (22,988)
   Distributions payable...................................................                -              -        (82,086)
   Exchange of Cumulative Preferred Stock, Series B for Cumulative Preferred
     Stock, Series T:
        Reduction in Cumulative Preferred Stock, Series B..................           (2,150)             -              -
        Increase in Cumulative Preferred Stock, Series T...................            2,150              -              -
   Issuance of Common Stock................................................
       In connection with business combinations............................                -         30,814              -
       To acquire minority interests and real estate.......................           37,904              -          6,829
   Issuance of Equity Stock, Series A in connection with special distribution to common shareholders and in connection with acquisition of real estate
     facilities............................................................                -              -         45,037

                            See accompanying notes.
                                      F-6

                              PUBLIC STORAGE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2002


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

              We invest in real estate facilities by acquiring wholly owned facilities or by acquiring interests in real estate entities which own facilities. At December 31, 2002, we had direct and indirect equity interests in 1,403 storage facilities located in 37 states and operating under the "Public Storage" name. We also have direct and indirect equity interests in approximately 16.1 million net rentable square feet of commercial space located in 11 states.

2.   Summary of significant accounting policies

              Basis of presentation
              ---------------------

              The consolidated financial statements include the accounts of the Company and 33 controlled entities (the "Consolidated Entities"). Collectively, the Company and the Consolidated Entities own a total of 1,376 real estate facilities, consisting of 1,367 self-storage facilities, six containerized storage facilities and three commercial properties.

              At December 31, 2002, we had equity investments in seven limited partnerships in which we do not have a controlling interest. These limited partnerships collectively own 36 self-storage facilities, which are managed by the Company. In addition, we own approximately 44% of the common equity of PS Business Parks, Inc. ("PSB"), which owns and operates 14.4 million net rentable square feet of commercial space as of December 31, 2002. We do not control these entities, accordingly, our investments in these limited partnerships and PSB are accounted for using the equity method.

              Certain amounts previously reported have been reclassified to conform to the December 31, 2002 presentation, including Discontinued Operations (see Note 4).

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

              Income taxes
              ------------

              For all taxable years subsequent to 1980, the Company qualified and intends to continue to qualify as a REIT, as defined in Section 856 of the Internal Revenue Code. As a REIT, we are not taxed on that portion of our taxable income which is distributed to our shareholders provided that we meet certain tests. We believe we have met these tests during 2002, 2001 and 2000; accordingly, no provision for income taxes has been made in the accompanying financial statements.

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

              Due to the short period to maturity of our cash and cash equivalents, accounts receivable, and other financial assets included in other assets, and accrued and other liabilities, the carrying values as presented on the consolidated balance sheets are reasonable estimates of fair value. The carrying amount of notes receivable approximates fair value because the applicable interest rates approximates market rates for these loans. Notes receivable were all current at December 31, 2002. A comparison of the carrying amount of notes payable to their estimated fair value is included in Note 8, "Notes Payable."

              Financial assets that are exposed to credit risk consist primarily of cash and cash equivalents, accounts receivable, and notes receivable. Cash and cash equivalents, which consist of short-term investments, including commercial paper, are only invested in entities with an investment grade rating. Notes receivable are secured by real estate facilities that we believe are valued (unaudited) in excess of the related note receivable. Accounts receivable from customers are a component of other assets, and are not a significant component of total assets.

              Included in cash and cash equivalents at December 31, 2002 is $11,423,000 held by STOR-Re Mutual Insurance Company, Inc. ("STOR-Re"), a newly consolidated entity (see Note 3). Insurance and other regulations place significant restrictions on our ability to withdraw these funds for purposes other than insurance activities.

              Real estate facilities
              ----------------------

              Real estate facilities are recorded at cost. Costs associated with the acquisition, development, construction, renovation, and improvement of properties are capitalized. Interest, property taxes, and other costs associated with development incurred during the construction period are capitalized as building cost. Expenditures for repairs and maintenance are charged to expense when incurred. Depreciation is computed using the straight-line method over the estimated useful lives of the buildings and improvements, which are generally between 5 and 25 years.

              Evaluation of asset impairment
              ------------------------------

              In August 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS No. 144"). In June 2001, the FASB issued Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142"). We adopted both of these statements effective January 1, 2002.

              With respect to goodwill, we evaluate impairment annually through a two-step process. In the first step, if the fair value of the reporting unit to which the goodwill applies is equal to or greater than the carrying amount of the assets of the reporting unit, including the goodwill, the goodwill is considered unimpaired and the second step is unnecessary. If, however, the carrying amount is less than the fair value of the reporting unit, the second step is performed. In this test, we compute the implied fair value of the goodwill based upon the allocations that would be made to the goodwill, other assets and liabilities of the reporting unit if a business combination transaction were consummated at the fair value of the reporting unit. An impairment loss is recorded to the extent that the implied fair value of the goodwill is less than the goodwill's carrying amount. No impairment of our goodwill was identified in our annual evaluation.

              With respect to other long-lived assets, we evaluate such assets on a quarterly basis. We first evaluate these assets for indicators of impairment such as a) a significant decrease in the market price of a long-lived asset, b) a significant adverse change in the extent or manner in which a long-lived asset is being used or in its physical condition, c) a significant adverse change in legal factors or the business climate that could affect the value of the long-lived asset, d) an accumulation of costs significantly in excess of the amount originally projected for the acquisition or construction of the long-lived asset, or e) a current-period operating or cash flow loss combined with a history of operating or cash flow losses or a projection or forecast that demonstrates continuing losses associated with the use of the long-lived asset. When any such indicators of impairment are noted, we compare the carrying value of these assets to the future estimated undiscounted cash flows attributable to these assets. If the asset's recoverable amount is less than the carrying value of the asset, then an impairment charge is booked for the excess of carrying value over the asset's fair value.

              Any long-lived assets which we expect to sell or dispose of prior to their previously estimated useful life are stated at the lower of their estimated net realizable value or their carrying value (less cost to sell), and are evaluated throughout the sales process for impairment.

              Impairments were identified with respect to our other long-lived assets with respect to Discontinued Operations as described further in Note
     4. In addition, our evaluations identified impairments with respect to machinery and equipment that is no longer required for the continuing containerized storage operations, and accordingly an asset impairment charge of $750,000 was recorded for the year ended December 31, 2002. No other impairments were identified.

              Accounting for Employee Stock Options
              -------------------------------------

              We utilize the Fair Value Method (described below) of accounting for our employee stock options issued after December 31, 2001, and utilize the APB 25 Method (described below) for employee stock options issued prior to January 1, 2002. Accordingly, a total of $163,000 in related compensation expense was recorded in the year ended December 31, 2002 and included in general and administrative expense. See Note 12 for a full discussion of our accounting with respect to employee stock options.

              Other assets
              ------------

              Other assets primarily consist of furniture, fixtures, equipment, and other such assets associated with the containerized storage operations, system development and computer software costs, assets associated with the truck rental business, accounts receivable, and prepaid expenses. Accounts receivable due from tenants are net of allowances for estimated doubtful accounts.

              Other assets includes assets utilized in our containerized storage business which totaled $20,275,000 and $30,699,000 at December 31, 2002 and 2001, respectively. The carrying amounts are net of accumulated depreciation and, in the case of the amount at December 31, 2002, net of asset impairment charges. As discussed in Note 4, during 2002 an impairment charge of $6,187,000 was recorded with respect to assets used in the containerized storage operations. In addition, included in cost of operations - containerized storage is an impairment charge of $750,000 with respect to assets used in the continuing containerized storage operations.

              Included in depreciation and amortization expense for 2002, 2001 and 2000 is $5,545,000, $4,422,000, and $4,257,000 respectively, related to depreciation of other assets. Included in discontinued operations for 2002, 2001, and 2000, respectively, is depreciation expense of $1,322,000 and $1,515,000, and $544,000 respectively, related to depreciation of furniture, fixtures, and equipment of the discontinued operations of the containerized storage business.

              Other assets at December 31, 2002 also includes investments totaling $13,801,000 in held to maturity debt securities owned by STOR-Re (see Note 3) stated at amortized cost, which approximates fair value.

              Accrued and other liabilities
              -----------------------------

              Accrued and other liabilities consist primarily of trade payables, real and personal property tax accruals, accrued interest, and losses and loss adjustment liabilities, as discussed below.

              STOR-Re (see Note 3), provides limited property and liability insurance coverage to the Company and affiliates of the Company. This entity accrues liabilities for losses and loss adjustment expense, which at December 31, 2002 totaled $22,911,000. PS Insurance Company, Ltd. reinsures policies against claims for losses to goods stored by tenants in our self-storage facilities (see Note 3). This entity accrues liabilities for losses and loss adjustment expense, which at December 31, 2002 totaled $2,135,000.

              These liabilities for losses and loss adjustment expenses include an amount determined from loss reports and individual cases and an amount, based on recommendations from an outside actuary using a frequency and severity method, for losses incurred but not reported. Determining the liability for unpaid losses and loss adjustment expense is based upon estimates and while we believe that the amount is adequate, the ultimate liability may be in excess of or less than the amounts provided. The methods for making such estimates and for establishing the resulting liability are continually reviewed.

              The Company, Stor-RE, and its affiliates' maximum aggregate annual exposure for losses that are below the deductibles set forth in the third-party insurance contracts, assuming multiple significant events occur, is approximately $30 million. In addition, if losses exhaust the third-party insurers' limit of coverage of $125,000,000 for property coverage and $101,000,000 for general liability, our exposure could be greater. These limits are higher than estimates of maximum probable losses that could occur from individual catastrophic events (i.e., earthquake and wind damage) determined in recent engineering and actuarial studies.

              PS Insurance Company, Ltd. has outside third-party insurance coverage for losses from any individual event that exceeds a loss of $500,000, to a limit of $10,000,000. Losses below the third-party insurers' deductible amounts are accrued as cost of operations for the tenant reinsurance operations.

              Intangible assets and goodwill
              ------------------------------

              Intangible assets consist of property management contracts ($165,000,000) and the excess of the acquisition cost over the fair value of net tangible and identifiable intangible assets or "goodwill" ($94,719,000) acquired in business combinations.

              Prior to January 1, 2002, we amortized goodwill using the straight-line method over 25 years. Goodwill on our balance sheet has an indeterminate life and, in accordance with the provisions of Statement of Financial Accounting Standards No. 142, amortization of goodwill ceased effective January 1, 2002. Our other intangibles continue to be amortized over 25 years. Had we continued to amortize goodwill in 2002, net income would have been $316,033,000, and basic and diluted earnings per share, respectively, would have been $1.18 and $1.17, respectively.

              Goodwill is net of accumulated amortization of $16,515,000 at December 31, 2002 and 2001. At December 31, 2002, property management contracts are net of accumulated amortization of $47,107,000 ($40,503,000 at December 31, 2001). Included in depreciation and amortization expense for 2002 and 2001 is $6,604,000 with respect to the amortization of property management contracts. In addition, included in depreciation and amortization expense for 2001 is $2,705,000 relating to the amortization of goodwill.

              Revenue and expense recognition
              -------------------------------

              Rental income, which is generally earned pursuant to month-to-month leases for storage space, is recognized as earned. Tenant reinsurance premiums are recognized as premiums are collected. Interest income is recognized as earned. Equity in earnings of real estate entities is recognized based on our ownership interest in the earnings of each of the unconsolidated real estate entities. Cost of operations, general and administrative cost and interest are expensed as incurred. We accrue for property tax expense based upon estimates and historical trends. If these estimates are incorrect, the timing of expense recognition could be affected.

              Environmental costs
              -------------------

              Our policy is to accrue environmental assessments and/or remediation cost when it is probable that such efforts will be required and the related costs can be reasonably estimated. Our current practice is to conduct environmental investigations in connection with property acquisitions. Although there can be no assurance, we are not aware of any environmental contamination of any of our facilities, which individually or in the aggregate would be material to our overall business, financial condition, or results of operations.

              Net income per common share
              ---------------------------

              Cumulative Preferred Stock dividends totaling $148,926,000, $117,979,000 and $100,138,000 for the years ended December 31, 2002, 2001 and 2000, respectively, have been deducted from net income to arrive at net income allocable to our common shareholders.

              Net income allocated to our common shareholders has been further allocated among our two classes of common stock; our regular common stock and our Equity Stock, Series A. The allocation among each class was based upon the two-class method. Under the two-class method, earnings per share for each class of common stock is determined according to dividends declared (or accumulated) and participation rights in undistributed earnings. Under the two-class method, the Equity Stock, Series A for the years ended December 31, 2002, 2001 and 2000 were allocated approximately $21,501,000, $19,455,000 and $11,042,000, respectively, of net income. The remaining $148,311,000, $186,774,000, and $185,908,000, for the years ended
     December 31, 2002, 2001, and 2000, respectively, was allocated to the regular common shares.

              Basic net income per share is computed using the weighted average common shares outstanding (prior to the dilutive impact of stock options outstanding). Diluted net income per common share is computed using the weighted average common shares outstanding (adjusted for the dilutive impact of stock options outstanding that totaled 1,566,000 in 2002, 1,267,000 in 2001 and 91,000 shares in 2000).

              Commencing January 1, 2000, the 7,000,000 Class B common shares outstanding began to participate in distributions of the Company's earnings. Distributions per share of Class B common stock are equal to 97% of the per share distribution paid to the regular common shares. As a result of this participation in the distribution of our earnings, we have include 6,790,000 (7,000,000 x 97%) Class B common shares in the weighted average common equivalent shares for the years ended December 31, 2001 and 2000.

              As of March 31, 2002, the remaining contingency for the conversion of the Class B common stock into regular common stock had been satisfied (see Note 10). As a result, beginning April 1, 2002, we began to include all 7,000,000 Class B common shares in the computation of the weighted average common equivalent shares. The Class B common stock converted into 7,000,000 shares of common stock on January 1, 2003.

              Reclassifications
              -----------------

              Certain amounts previously reported have been reclassified to conform to the December 31, 2002 presentation, including Discontinued Operations (see Note 4).

3.   Business combinations


              Development Joint Venture
              -------------------------

              On January 16, 2002, we acquired the remaining 70% interest we did not own in a partnership (the "Development Joint Venture"). The Development Joint Venture was formed in April 1997 to develop self-storage facilities and was funded with equity capital consisting of 30% from the Company and 70% from an institutional investor. The Development Joint Venture developed and owns a total of 47 self-storage facilities. Prior to January 16, 2002, we accounted for our investment in the Development Joint Venture using the equity method of accounting. The aggregate cost of this business combination was $268,209,000, consisting of our pre-existing investment in the Development Joint Venture of $115,131,000 and cash of $153,078,000 paid to the institutional investor to acquire its interest.

              STOR-Re Mutual Insurance Company, Inc. (STOR-Re)
              ------------------------------------------------

              As a result of obtaining a controlling ownership interest, effective July 1, 2002 we began consolidating STOR-Re. Accordingly, the assets and liabilities and operating results subsequent to July 1, 2002 of STOR-Re are included on our financial statements. Our investment in STOR-Re, which at June 30, 2002 was classified as an Other Asset in the amount of $8,541,000, was allocated to the cash, other assets, and liabilities of STOR-Re as described in the table below.

              STOR-Re was formed in 1994 as an association captive insurance company owned by the Company and its affiliates. STOR-Re provides limited property and liability insurance to the Company and its affiliates. The Company also utilizes other insurance carriers to provide property and liability coverage in excess of STOR-Re's limitations.

              Prior to July 1, 2002, the insurance premiums paid to STOR-Re were included in property operating expenses. After June 30, 2002, the insured liabilities costs incurred by STOR-Re with respect to the Company and the Consolidated Entities facilities are presented as property operating expenses. The insured liability costs incurred by STOR-Re are substantially equivalent to the premiums paid by the Company and its affiliates; accordingly, the consolidation of STOR-Re had no material impact upon the Company's income statement. The net operating results of STOR-Re with respect to its insurance services provided to the Unconsolidated Entities are included in "interest and other income."

              Other Partnerships
              ------------------

              As a result of obtaining a controlling ownership interest, we began to consolidate the accounts of two publicly-held limited partnerships owning 31 self-storage facilities in which we are the general partner, effective January 1, 2002. Our $45,105,000 investment at December 31, 2001 was allocated to the cash, other assets, liabilities, and minority interests of these entities as described in the table below. Prior to 2002, we accounted for our investment in these entities using the equity method of accounting.

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

              PS Insurance Company, Ltd.
              --------------------------

              On December 31, 2001, we acquired all of the capital stock of PS Insurance Company, Ltd. ("PS Insurance Company"), which reinsures policies against losses to goods stored by tenants in our self-storage facilities and which owned, and continues to own, 301,032 shares of the Company's common stock. Prior to December 31, 2001, PS Insurance Company was owned by our chairman and former chief executive officer, B. Wayne Hughes, and members of his family (collectively, "Hughes").

              The acquisition cost was $24,538,000, which was composed of $30,814,000 in common stock (1,439,765 shares issued to Hughes less the 301,032 shares held by PS Insurance Company) valued at the market price of the common stock at the time the acquisition agreement was entered into and announced publicly) less $6,276,000 cash held by PS Insurance Company.

              The purchase price was allocated first to the tangible assets and liabilities of PS Insurance Company. The difference between the purchase price and the net tangible assets was determined to be related to the value of the ongoing operations of the enterprise as a whole (and not to any specific intangible asset) and was therefore allocated to goodwill. The goodwill has an indeterminate life and therefore will not be amortized.

              Each of the business combinations, indicated above, has been accounted for using the purchase method. Accordingly, allocations of the total acquisition cost to the net assets acquired were made based upon the fair value of such assets and liabilities assumed with respect to the transactions, with the remainder, if any, allocated to goodwill. Accordingly, allocations of the total acquisition cost to the net assets acquired were made based upon the fair value of such assets and liabilities assumed with respect to the transactions occurring in 2002, 2001, and 2000 are summarized as follows:



                                     Development                    Partnership     PS Insurance
                                    Joint Venture     STOR - Re     Acquisitions    Acquisition        Total
                                    -------------     ---------     ------------    -----------    -------------

                                                               (Amounts in thousands)
2002 business combinations:
    Real estate facilities.............$  269,898     $       -      $  60,528       $       -      $  330,426
    Cash...............................         -        12,647            751               -          13,398
    Other assets.......................     1,122        14,553          1,053               -          16,728
    Accrued and other liabilities          (2,811)      (18,659)        (2,421)              -         (23,891)
    Minority interest .................         -             -        (14,806)              -         (14,806)
                                    -------------     ---------     ------------    -----------    -------------
                                       $  268,209     $   8,541      $  45,105       $       -      $  321,855
                                    =============     =========     ============    ===========    =============
2001 business combinations:
    Goodwill...........................$        -     $       -      $       -        $   26,993    $   26,993
    Other assets.......................         -             -              -             4,538         4,538
    Accrued and other liabilities......         -             -              -            (6,993)       (6,993)
                                    -------------     ---------     ------------    -----------    -------------
                                       $        -     $       -      $       -        $   24,538    $   24,538
                                    =============     =========     ============    ===========    =============
2000 business combinations:
    Real estate facilities.............$        -     $       -      $   82,163      $        -     $   82,163
    Other assets.......................         -             -             183               -            183
    Accrued and other liabilities......         -             -          (1,177)              -         (1,177)
                                    -------------     ---------     ------------    -----------    -------------
                                       $        -     $       -      $   81,169      $        -     $   81,169
                                    =============     =========     ============    ===========    =============

              The historical operating results of the above acquisitions prior to each respective acquisition date have not been included in the Company's historical operating results. Pro forma data (unaudited) for each of the two years ended December 31, 2002 as though the business combinations above had been effective at the beginning of fiscal 2001 are as follows:

                                                      For the Years
                                                     Ended December 31,
                                               --------------------------------
                                                    2002              2001
                                               --------------    --------------
                                            (in thousands except per share data)

  Revenues...................................     $842,799           $852,255
  Net income.................................     $318,503           $328,793
  Net income per common share (Basic)........       $1.20              $1.55
  Net income per common share (Diluted)......       $1.19              $1.53

              The pro forma data does not purport to be indicative either of results of operations that would have occurred had the transactions occurred at the beginning of fiscal 2001 or future results of operations of the Company. Certain pro forma adjustments were made to the combined historical amounts to reflect (i) expected reductions in general and administrative expense, (ii) estimated increased interest expense from bank borrowings to finance the cash portion of the acquisition cost and (iii) estimated increase in depreciation expense.

4.   Discontinued Operations

              SFAS No. 144 addresses accounting for discontinued operations. The Statement requires the segregation of all disposed components of an entity with operations that (i) can be distinguished from the rest of the entity and (ii) will be eliminated from the ongoing operations of the entity in a disposal transaction.

              During 2002, we adopted a business plan that included the closure of several non-strategic containerized storage facilities (the "Closed Facilities"), representing components of our containerized storage business. The related assets of the Closed Facilities (consisting primarily of storage containers) were deemed not recoverable from future operations, and as a result an asset impairment charge for the excess of these assets' net book value over their fair value was recorded in 2002 totaling $6,187,000. In addition, lease termination costs, representing the expected remaining lease liability following closure of the facilities, were recorded in the amount of $2,447,000 for 2002.

              In accordance with SFAS 144, the historical operations of the Closed Facilities (including the asset impairment and lease termination costs) are classified as discontinued operations, with the rental income, cost of operations, and depreciation expense with respect to these facilities for current and prior periods included in the line-item "Discontinued Operations" on the income statement.

              During 2002, we sold one of our commercial facilities to a third party. The historical operations with respect to this facility for current and prior periods is included in Discontinued Operations.

              The following table summarizes the historical operations of the Closed Facilities and the commercial property sold:

Discontinued Operations:                      Year ended December 31,
                                       ---------------------------------------
                                           2002         2001          2000
                                       -----------   -----------   -----------
                                               (Amounts in thousands)
Rental income (a):
  Containerized storage facilities      $  14,343     $ 13,474     $   5,823
  Commercial properties                       268          460           492
                                       -----------   -----------   -----------
       Total rental income                 14,611       13,934         6,315
                                       -----------   -----------   -----------

Cost of operations (a):
  Containerized storage facilities         15,274       13,088         6,696
  Commercial properties                        84          111           125
Depreciation and amortization (a):
  Containerized storage facilities          1,907        1,767           657
  Commercial properties                       107          116           115
                                       -----------   -----------   -----------
       Total expenses                      17,372       15,082         7,593
                                       -----------   -----------   -----------

Loss before charges                        (2,761)      (1,148)       (1,278)

Discontinued operation charges (b)         (8,634)           -             -
                                       -----------   -----------   -----------

Net discounted operations (c)           $ (11,395)    $ (1,148)    $  (1,278)
                                       ===========   ===========   ===========

(a) These amounts represent the historical operations of the Closed Facilities and the commercial property sold. Amounts with respect to these facilities for periods prior to 2002 were previously classified as rental income, cost of operations, and depreciation expense in the financial statements.

(b) Amount includes asset impairment charges totaling $6,187,000 and lease termination costs totaling $2,447,000.

(c) The net discontinued operations have resulted in reductions to our earnings per share of $0.09, $0.01 and $0.01 per diluted common share for each of the three years ended December 31, 2002, 2001 and 2000, respectively.


              Other than accruals for future lease termination costs, there are no significant assets or liabilities of the discontinued operations.

5.   Real estate facilities

              Activity in real estate facilities during 2002, 2001 and 2000 is as follows:

                                                                      2002               2001              2000
                                                                  -------------      -------------     -------------
                                                                                  (Amounts in thousands)
Operating facilities, at cost:
  Beginning balance.......................................        $  4,431,054       $  4,134,417      $  3,822,433
  Property acquisitions:
     Business combinations (Note 3) ......................             330,426                  -            82,163
     Other  acquisitions..................................              30,117              3,503            67,107
  Disposition of facilities...............................              (4,619)            (9,603)          (20,516)
  Newly developed facilities opened for operations........             134,775            264,161           135,095
  Acquisition of minority interest (Note 8)...............              39,780              3,098            15,112
  Capital improvements....................................              26,993             35,478            33,023
                                                                  -------------      -------------     -------------
  Ending balance..........................................           4,988,526          4,431,054         4,134,417
                                                                  -------------      -------------     -------------
Accumulated depreciation:
  Beginning balance.......................................            (819,932)          (668,018)         (533,412)
  Additions during the year (a)...........................            (168,023)          (152,901)         (134,857)
  Disposition of facilities...............................                 409                987               251
                                                                  -------------      -------------     -------------
  Ending balance..........................................            (987,546)          (819,932)         (668,018)
                                                                  -------------      -------------     -------------
Construction in process:
   Beginning balance......................................             121,181            217,140           125,812
   Current development....................................             101,110            171,865           226,423
   Transfers to land held for development.................                   -             (3,663)                -
   Newly developed facilities opened for operations.......            (134,775)          (264,161)         (135,095)
                                                                  -------------      -------------     -------------
   Ending balance.........................................              87,516            121,181           217,140
                                                                  -------------      -------------     -------------
Land held for development:
  Beginning balance.......................................              30,001             21,447            14,952
  Acquisitions............................................                   -             12,425             6,495
  Transfers from construction in process..................                   -              3,663                 -
  Dispositions............................................             (12,194)            (7,534)                -
                                                                  -------------      -------------     -------------
  Ending balance..........................................              17,807             30,001            21,447
                                                                  -------------      -------------     -------------
 Total real estate facilities.............................        $  4,106,303       $  3,762,304      $  3,704,986
                                                                  =============      =============     =============

(a) Included in additions for the years ended December 31, 2002, 2001, and 2000, respectively, is $538,000, $454,000, and $228,000 in real estate depreciation expense with respect to discontinued operations. See Note 4.

              Operating Facilities
              --------------------

              During 2002, we opened 14 newly developed traditional self-storage facilities with an aggregate cost of $92,109,000 and two newly developed facilities that combine traditional self-storage facilities and containerized storage facilities in the same location ("Combination Facilities") with an aggregate cost of $14,852,000. We also completed expansions to existing self-storage facilities with a total cost of $27,814,000. and acquired nine self-storage facilities, in separate transactions from third parties, for $30,117,000 cash.

              During 2002, we sold four plots of land and one commercial facility for an aggregate of $15,702,000, consisting of $15,209,000 of cash and notes receivable in the amount of $493,000. An aggregate loss in the amount of $702,000 was recorded on the sale of these properties.

              During 2001, we opened 12 newly developed self-storage facilities at a total cost of approximately $66,905,000 and 10 Combination Facilities at a total cost of approximately $106,004,000. In addition, we opened an industrial facility we had acquired and renovated for use in the containerized storage operations, at a total cost of approximately $9,993,000. We also completed expansions to existing self-storage facilities with a total cost of approximately $81,259,000 and acquired one self-storage facility from a third party for approximately $3,503,000 in cash.

              During 2001, we disposed of two facilities and a parcel of land for a total of $20,241,000, composed of $19,936,000 cash and a note receivable of $305,000. An aggregate gain of $4,091,000 was recorded on these dispositions.

              During 2000, we acquired a total of 13 facilities for an aggregate cost of $82,163,000 in connection with a business combination (Note 3). In addition, we acquired 7 storage facilities from third parties for an aggregate of $41,638,000 cash, and 5 storage facilities from entities in which we had an equity interest for at an aggregate cost of $19,539,000, composed of $15,370,000 cash, the issuance of Equity Stock, Series A ($1,025,000) and an existing investment ($3,144,000). In addition, we acquired one industrial facility for $5,930,000 cash.

              During 2000, we opened 18 newly-developed traditional self-storage facilities at a total cost of $82,819,000, 5 combination facilities at a total cost of $33,321,000 and opened an industrial facility we had acquired and renovated for use in the containerized storage operations at a total cost of $6,518,000. In addition, we completed expansions of existing storage facilities at a total cost of $12,437,000.

              During 2000, we disposed of eight storage facilities and two parcels of land for an aggregate of $20,561,000, consisting of cash ($10,444,000), the acquisition of minority interest ($6,427,000), and a note receivable ($3,690,000). An aggregate gain of $296,000 was recorded on these dispositions.

              At December 31, 2002, the unaudited adjusted basis of real estate facilities for Federal income tax purposes was approximately $3.0 billion.

              Construction in process and land held for development
              -----------------------------------------------------

              Construction in process consists of land and development costs relating to the development of storage facilities. At December 31, 2002, construction in process consists primarily of 20 facilities being developed on newly acquired land and the expansion of 16 existing self-storage facilities. In addition, we have nine parcels of land held for development with total costs of approximately $17,807,000.

6.   Investments in real estate entities

              At December 31, 2002, our investments in real estate entities consist of ownership interests in seven partnerships, which principally own self-storage facilities, and our ownership interest in PSB. These interests are non-controlling interests of less than 50% and are accounted for using the equity method of accounting. Accordingly, earnings are recognized based upon our ownership interest in each of the partnerships. The accounting policies of these entities are similar to the Company's.

              During 2002, 2001 and 2000, we recognized earnings from our investments of $29,888,000, $38,542,000 and $39,319,000, respectively, and received cash distributions totaling $19,496,000, $24,124,000 and $16,984,000, respectively. In addition, during 2002 and 2000, we recognized gains of $3,737,000 and $3,210,000, respectively, representing our share of PSB's gains on sale of real estate and real estate investments; these gains are presented in "Equity in earnings from real estate entities" in our consolidated income statement.

              During 2002, 2001, and 2000, we invested a total of $223,000, $15,954,000, and $37,406,000 in the real estate entities.

              The following table sets forth our investments in the Unconsolidated Entities at December 31, 2002 and 2001 and our equity in earnings of real estate investments for each of the three years ended December 31, 2002:

                                    Investments in Real Estate Entities      Equity in Earnings of Real Estate Entities for the
                                              at December 31,                             year ended December 31,
                                    -------------------------------------   --------------------------------------------------------
                                          2002               2001                2002                 2001               2000
                                    ------------------   ----------------   ------------------   ----------------   ----------------
 PSB (a)........................       $   273,790         $   267,472        $  23,406          $  22,361          $  23,950
 Development Joint Venture (b)..                 -             114,908              223              4,227              2,694
 Acquired Partnerships (b)......                 -              45,105                -              5,877              7,081
 Other investments..............            55,889              51,815            6,259              6,077              5,594
                                    ------------------   ----------------   ------------------   ----------------   ----------------
     Total......................        $  329,679          $  479,300        $  29,888          $  38,542          $  39,319
                                    ==================   ================   ==================   ================   ================

(a) Included in equity in earnings for 2002 and 2000 is our pro rata share of PSB's gain on sale of real estate in the amount of $3,737,000 and $3,210,000, respectively.

(b) Represents amounts associated with investments no longer held as of December 31, 2002. As described in Note 3, in 2002 we began consolidating the results of the Development Joint Venture and two other partnerships (the Acquired Partnerships), and as a result eliminated our respective investment in each entity.

              Investment in PS Business Parks, Inc.
              -------------------------------------

              On January 2, 1997, we reorganized our commercial property operations into an entity now known as PS Business Parks, Inc., a REIT traded on the American Stock Exchange, and an operating partnership controlled by PS Business Parks, Inc. (collectively, the REIT and the operating partnership are referred to as "PSB"). The Company and certain partnerships in which the Company has a controlling interest have a 44% common equity interest in PSB as of December 31, 2001. This 44% common equity interest is comprised of the ownership of 5,418,273 shares of common stock and 7,305,355 limited partnership units in the operating partnership; these limited partnership units are convertible at our option, subject to certain conditions, on a one-for-one basis into PSB common stock. Based upon PSB's trading price at December 31, 2002 ($31.80), the shares and units had a market value of approximately $404.6 million as compared to a book value of $273.8 million.

              At December 31, 2002, PSB owned and operated approximately 14.4 million net rentable square feet of commercial space. In addition, PSB manages 992,000 net rentable square feet of commercial space owned by the Company and the Consolidated Entities pursuant to property mangement agreements.

              The following table sets forth the condensed statements of operations for each of the two years ended December 31, 2002, and the condensed balance sheets of PSB at December 31, 2002 and 2001. These amounts below represent 100% of PSB's balances and not our pro-rata share.

                                                 For the Year Ended December 31,
                                                 -------------------------------
                                                         2002              2001
                                                 ----------------  -------------
                                                        (Amount in thousands)
 For the year ended December 31,
   Total revenue.....................................  $  201,265    $  164,938
   Gain on real estate investments...................       8,164             8
   Cost of operations and other expenses.............     (63,467)      (49,302)
   Depreciation and amortization.....................     (57,658)      (39,680)
   Discontinued operations...........................       1,296         1,395
   Minority interest.................................     (32,170)      (27,489)
                                                 ----------------  -------------
     Net income......................................  $   57,430    $   49,870
                                                 ================  =============

 At December 31,
 ---------------
   Total assets (primarily real estate)..............  $1,156,802    $1,169,955
   Total debt........................................      70,279       165,145
   Other liabilities.................................      36,902        45,188
   Preferred equity and preferred minority interests.     388,563       318,750
   Common equity.....................................     661,058       640,872

              Other Investments
              -----------------

              The Other Investments consist primarily of an average 40% common equity ownership, which we owned throughout the three-year period ending December 31, 2002, in eight limited partnerships (collectively, the "Other Investments") owning an aggregate of 36 storage facilities. During 2002 and 2001, we acquired additional equity interests in these entities for a total of $223,000 and $299,000, respectively.

              The following table sets forth certain condensed financial information (representing 100% of these entities' balances and not our pro-rata share) with respect to Other Investments:

                                                  2002              2001
                                             ---------------   ---------------
                                                  (Amount in thousands)
 For the year ended December 31,
 -------------------------------
 Total revenue........................       $       25,884    $     26,673
 Cost of operations and other expenses               (8,605)          (9,266)
 Depreciation and amortization........               (2,535)          (2,560)
                                             ---------------   ---------------
     Net income.......................       $       14,744    $     14,847
                                             ===============   ===============

 At December 31,
 ---------------
 Total assets (primarily storage             $       56,731    $     58,222
     facilities)......................
 Total debt...........................                5,450           11,357
 Other liabilities....................                1,121              976
 Partners' equity.....................               50,160           45,889


7.   Revolving line of credit

              We have a $200 million revolving line of credit (the "Credit Agreement") that has a maturity date of October 31, 2004 and bears an annual interest rate ranging from the London Interbank Offered Rate ("LIBOR") plus 0.45% to LIBOR plus 1.50% depending on our credit ratings (currently 0.45%). In addition, we are required to pay a quarterly commitment fee ranging from 0.20% per annum to 0.30% per annum depending on our credit ratings (currently the fee is 0.20% per annum). At December 31, 2002, we had no borrowings on our line of credit.

              The Credit Agreement includes various covenants, the more significant of which requires us to (i) maintain a balance sheet leverage ratio of less than 0.50 to 1.00, (ii) maintain certain quarterly interest and fixed-charge coverage ratios (as defined) of not less than 2.50 to 1.0 and 1.75 to 1.0, respectively, and (iii) maintain a minimum total shareholders' equity (as defined). In addition, we are limited in our ability to incur additional borrowings (we are required to maintain unencumbered assets with an aggregate book value equal to or greater than two times our unsecured recourse debt). We were in compliance with all the covenants of the Credit Agreement at December 31, 2002.

8.   Notes payable

              Notes payable at December 31, 2002 and 2001 consist of the following:

                                                                          2002                      2001
                                                                -------------------------  -------------------------
                                                                 Carrying                  Carrying
                                                                  amount     Fair value     amount      Fair value
                                                                -----------  ------------  -----------  ------------
                                                                              (Amounts in thousands)
Unsecured senior notes:
  7.08% note due November 2003............................        $ 10,000     $ 10,000     $ 19,750     $ 19,750
  7.47% note due January 2004.............................          29,300       29,300       44,000       44,000
  7.66% note due January 2007.............................          56,000       56,000       56,000       56,000

Mortgage notes payable:
  10.55% mortgage notes secured by real estate facilities,
      principal and interest payable monthly, due August 2004       18,167       19,409       21,142       22,499
  7.134% to 10.5% mortgage notes secured by real estate
      facilities, principal and interest payable monthly, due
      at varying dates between May 2004 and September 2028           2,400        2,400        2,660        2,660
                                                                -----------  ------------  -----------  ------------
         Total notes payable..............................        $115,867     $117,109     $143,552     $144,909
                                                                ===========  ============  ===========  ============


              All of our notes payable are fixed rate. The senior notes require interest and principal payments to be paid semi-annually and have various restrictive covenants, all of which have been met at December 31, 2002.

              The 10.55% mortgage notes consist of five notes, which are cross-collateralized by 19 properties and are due to a life insurance company. Although there is a negative spread between the carrying value and the estimated fair value of the notes, the notes provide for the prepayment of principal subject to the payment of penalties, which exceed this negative spread. Accordingly, prepayment of the notes at this time would not be economically practicable (unaudited).

              Mortgage notes payable are secured by 24 real estate facilities having an aggregate net book value of approximately $56.4 million at December 31, 2002.

              At December 31, 2002, approximate principal maturities of notes payable are as follows:

                                Unsecured
                               Senior Notes     Mortgage debt      Total
                               ------------     -------------    -----------
                                             (in thousands)
2003.......................    $     35,900      $    3,884       $  39,784
2004.......................          25,800          15,063          40,863
2005.......................          11,200             156          11,356
2006.......................          11,200             170          11,370
2007.......................          11,200             185          11,385
Thereafter.................               -           1,109           1,109
                               ------------     -------------    -----------
                               $     95,300      $   20,567       $ 115,867
                               ============     =============    ===========
Weighted average rate......           7.5%           10.2%             7.9%
                               ============     =============    ===========

              Interest paid (including interest related to the borrowings under the Credit Agreement) during 2002, 2001 and 2000 was $10,322,000, $12,219,000 and $13,071,000, respectively. In addition, in 2002, 2001 and
     2000, capitalized interest totaled $6,513,000, $8,992,000 and $9,778,000, respectively, related to construction of real estate facilities.

9.   Minority interest

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

              We incurred approximately $3,750,000 in costs in connection with the issuances; these costs were recorded as a reduction to Paid in Capital during 2000. The issuance of these units in 2000 had the effect of increasing minority interest by $365.0 million. For the years ended December 31, 2002 and 2001, the holders of these preferred units were paid in aggregate approximately $26,906,000 and $31,737,000, respectively, in distributions and received an equivalent allocation of minority interest in earnings.

              During 2001, we repurchased all of the 8.75% Series P Cumulative Redeemable Perpetual Preferred Units amount and $30 million of the 9.125% Series O Cumulative Redeemable Perpetual Preferred Units. The units were repurchased at an amount equal to the original issuance price.

              The following table summarizes the preferred partnership units outstanding:

                                         At December 31, 2002 and 2001
                                        ---------------------------------
                          Distribution      Units            Carrying
         Series              Rate        Outstanding          Amount
----------------------    ------------- ---------------   ---------------
                                          (Dollar amounts and Units in
                                                   thousands)
Series N............          9.500%           9,600         $  240,000
Series O............          9.125%           1,800             45,000
                                        ---------------   ---------------
Total...............                          11,400           $285,000
                                        ===============   ===============

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

              Other partnership interests:
              ----------------------------

              Minority interest at December 31, 2002 and 2001, and minority interest in income for the three years ended December 31, 2002 with respect to the other partnership interests are comprised of the following:

                                          Minority interest at            Minority interest in income for the year ended

                                     December 31,     December 31,        December 31,     December 31,     December 31,
 Description of Minority Interest        2002             2001                2002             2001             2000
-----------------------------------  -------------   -------------       -------------    -------------    -------------
                                                        (Amounts in thousands)
Consolidated Development Joint
  Venture........................      $  75,432       $   82,879          $     2,399      $     1,074      $      325
Convertible Partnership Units...           6,274            6,418                  283              359             577
Newly consolidated partnerships .         18,215                -                3,357                -               -
Other consolidated partnerships..         54,578           80,304               11,142           12,845          12,595
                                     -------------   -------------       -------------    -------------    -------------
Total other partnership interests      $ 154,499       $  169,601          $    17,181      $    14,278      $   13,497
                                     =============   =============       =============    =============    =============


              Consolidated Development Joint Venture
              --------------------------------------

              In November 1999, we formed a development joint venture (the "Consolidated Development Joint Venture") with a joint venture partner (PSAC Storage Investors, LLC) whose partners include a third party institutional investor and Mr. Hughes, to develop approximately $100 million of storage facilities and to purchase $100 million of the Company's Equity Stock, Series AAA (see Note 10). At December 31, 2002, the Consolidated Development Joint Venture was fully committed, having completed construction on 22 storage facilities with a total cost of approximately $108.5 million.

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

              PSAC Storage Investors, LLC provides Mr. Hughes with a fixed yield of approximately 8.0% per annum on his preferred non-voting interest (representing an investment of approximately $64.1 million at December 31, 2002 and 2001). In addition, Mr. Hughes receives 1% of the remaining cash flow of PSAC Storage Investors, LLC (estimated to be less than $50,000 per year). If PSAC Storage Investors, LLC does not elect to cause an early termination, Mr. Hughes' 1% interest in residual cash flow can increase to 10%.

              In consolidation, the Equity Stock, Series AAA owned by the joint venture and the related dividend income has been eliminated. Minority interests primarily represent the total contributions received from PSAC Storage Investors combined with the accumulated net income allocated to PSAC Storage Investors, net of cumulative distributions.

              Convertible Partnership Units
              -----------------------------

              As of December 31, 2002, one of our Consolidated Entities had approximately 237,935 operating partnership units ("Convertible Units") outstanding, representing a limited partnership interest in the partnership. The Convertible Units are convertible on a one-for-one basis (subject to certain limitations) into common shares of the Company at the option of the unitholder. Minority interest in income with respect to Convertible Units reflects the Convertible Units' share of the net income of the Company, with net income allocated to minority interests with respect to weighted average outstanding Convertible Units on a per unit basis equal to diluted earnings per common share. During the years ended December 31, 2002 and 2001, no units were converted. During the year ended December 31, 2000, 277,104 Convertible Units were redeemed in connection with the sale of real estate facilities (reducing minority interest by $6,427,000) and 255,853 Convertible Units were converted into shares of the Company's common stock (reducing minority interest by $6,829,000).

              Newly consolidated partnerships
              -------------------------------

              As described in Note 3, effective January 1, 2002, we began consolidating the results of two partnerships owning 31 properties, and as a result, minority interest increased by $14,806,000 in 2002.

              Other consolidated partnerships
              -------------------------------

              At December 31, 2002, the Other Consolidated Partnerships reflect common equity interests that the Company does not own in 23 entities owning an aggregate of 141 real estate facilities.

              During fiscal 2002, we acquired minority interests in the Consolidated Entities for an aggregate cash cost of $27,544,000 and issued an aggregate of 1,091,608 shares ($37,904,000) of our common stock; these acquisitions had the effect of reducing minority interest by $25,668,000, with the excess of cost over underlying book value ($39,780,000) allocated to real estate.

              In addition, during 2002, we recorded the pending sale of a partnership interest in the Consolidated Entities for an aggregate of $1,450,000. We recorded a loss on sale of the interest in the amount of $1,839,000. As a result of this pending sale, minority interest increased by $3,289,000. This sale is subject to litigation; see Note 16.

              During 2001, we acquired minority interests in the Consolidated Entities for an aggregate cash cost of $11,841,000; these acquisitions had the effect of reducing minority interest by $8,743,000, with the excess of cost over underlying book value ($3,098,000) to real estate.

10. Shareholders' equity

              Cumulative Preferred Stock
              --------------------------

              At December 31, 2002 and 2001, we had the following series of Cumulative Preferred Stock outstanding:

                                                        At December 31, 2002               At December 31, 2001
                                                    -------------------------------   -------------------------------
                                      Dividend         Shares          Carrying          Shares           Carrying
              Series                    Rate         Outstanding        Amount         Outstanding         Amount
-----------------------------------  ------------   -------------    --------------   -------------    --------------
                                                    (Dollar amount in thousands)       (Dollar amount in thousands)

Series A                                 10.000%               -      $         -        1,825,000      $    45,625
Series B                                  9.200%       2,300,000           57,500        2,386,000           59,650
Series C                              Adjustable       1,200,000           30,000        1,200,000           30,000
Series D                                  9.500%       1,200,000           30,000        1,200,000           30,000
Series E                                 10.000%       2,195,000           54,875        2,195,000           54,875
Series F                                  9.750%       2,300,000           57,500        2,300,000           57,500
Series J                                  8.000%               -                -            6,000          150,000
Series K                                  8.250%           4,600          115,000            4,600          115,000
Series L                                  8.250%           4,600          115,000            4,600          115,000
Series M                                  8.750%           2,250           56,250            2,250           56,250
Series Q                                  8.600%           6,900          172,500            6,900          172,500
Series R                                  8.000%          20,400          510,000           20,400          510,000
Series S                                  7.875%           5,750          143,750            5,750          143,750
Series T                                  7.625%           6,086          152,150                -                -
Series U                                  7.625%           6,000          150,000                -                -
Series V                                  7.500%           6,900          172,500                -                -
                                                    -------------    --------------   -------------    --------------
Total Cumulative Preferred Stock                       9,258,486      $ 1,817,025       11,156,500      $ 1,540,150
                                                   =============    ==============   =============    ==============

              During 2002, we issued our Series T, Series U and Series V Cumulative Preferred Stock: Series T - issued on January 18, 2002, net proceeds of $145,075,000, Series U - issued on February 19, 2002, net proceeds of $145,075,000 and Series V - issued September 30, 2002, net proceeds of $166,866,000.

              During 2002, we redeemed our Series A and Series J Cumulative Preferred Stock, at par, at a total cost of $45,643,000 and $150,018,000 (including related redemption expenses), respectively.

              On August 30, 2002, in a privately negotiated transaction, we exchanged an aggregate of 86,000 shares (par value of $2,150,000) of our Preferred Stock, Series B for 86 shares (representing 86,000 depositary shares with a par value of $2,150,000) of our Preferred Stock, Series T.

              In addition, on March 31, 2003 (unaudited), we will redeem all outstanding shares of our 9.20% Cumulative Preferred Stock, Series B at a redemption price of $25 per share for a total of $57,500,000 plus accrued dividends.

              During 2001, we issued our Series Q, Series R and Series S Preferred Stock: Series Q - issued on January 19, 2001, net proceeds of $166,966,000, Series R - issued on September 28, 2001, net proceeds of $493,085,000 and Series S - issued October 31, 2001, net proceeds of $139,022,000.

              The Series A through Series V (collectively the "Cumulative Senior Preferred Stock") have general preference rights with respect to liquidation and quarterly distributions. Holders of the preferred stock, except under certain conditions and as noted below, will not be entitled to vote on most matters. In the event of a cumulative arrearage equal to six quarterly dividends or failure to maintain a Debt Ratio (as defined) of 50% or less, holders of all outstanding series of preferred stock (voting as a single class without regard to series) will have the right to elect two additional members to serve on the Company's Board of Directors until events of default have been cured. At December 31, 2002, there were no dividends in arrears and the Debt Ratio was 2.0%.

              Except under certain conditions relating to the Company's qualification as a REIT, the Senior Preferred Stock is not redeemable prior to the following dates: Series B - March 31, 2003, Series C - June 30, 1999, Series D - September 30, 2004, Series E - January 31, 2005, Series F
     - April 30, 2005, Series K - January 19, 2004, Series L - March 10, 2004, Series M - August 17, 2004, Series Q - January 19, 2006, Series R - September 28, 2006 , Series S - October 31, 2006, Series T - January 18, 2007, Series U - February 19, 2007 and Series V - September 30, 2007. On or after the respective dates, each of the series of Cumulative Senior Preferred Stock will be redeemable, at the option of the Company, in whole or in part, at $25 per share (or depositary share in the case of the Series K through Series V), plus accrued and unpaid dividends.

              Common Stock
              ------------

              During 2002, 2001 and 2000, we issued and repurchased shares of our common stock as follows:

                                                2002                        2001                        2000
                                       -------------------------  -------------------------   -------------------------
                                                                (Dollar amount in thousands)
                                         Shares        Amount        Shares        Amount        Shares        Amount
                                       -----------   -----------  -----------   -----------   -----------   -----------
Exercise of stock options...........      948,932    $   23,333       704,901    $   15,857       242,598    $   4,608
Acquisition of minority interests       1,091,608        37,904             -             -             -            -
Business Combinations (Note 3)...               -             -     1,138,733        30,814             -            -
Conversion of Convertible Units                 -             -             -             -       255,853        6,829
Repurchases of common stock (a)..         (11,000)         (381)  (10,585,593)     (276,861)   (3,491,600)     (77,799)
                                       -----------   -----------  -----------   -----------   -----------   -----------

                                        2,029,540    $   60,856    (8,741,959)   $ (230,190)   (2,993,149)   $ (66,362)
                                       ===========   ===========  ===========   ===========   ===========   ===========

(a) Includes 10,000 shares purchased in January 2001 from a corporation wholly-owned by a director of the Company for an aggregate of $251,875 cash. Includes 2,619,893 shares purchased in March 2001 from a limited liability company of which a director of the Company is a controlling member for an aggregate of $68,064,820 in cash. In each transaction, the purchase price approximated market value as of the date of each transaction.

              As previously announced, the Board of Directors authorized the repurchase from time to time of up to 10,000,000 shares of the Company's common stock on the open market or in privately negotiated transactions. On March 4, 2000, the Board of Directors increased the authorized number of shares that the Company could repurchase to 15,000,000. On March 15, 2001, the Board of Directors increased the authorized number of shares the Company could repurchase to 20,000,000. During 2001, the Board of Directors increased the authorized number of shares the Company could repurchase to 25,000,000. Cumulatively through December 31, 2002, we repurchased a total of 21,497,020 shares of common stock at an aggregate cost of approximately $535,862,000.

              During 2001, we entered into an arrangement with a financial institution whereby we sold to the institution the right to require us to purchase from the institution (or, at our option, pay in cash or common stock the differential between the market price and $26.26 per share) up to 1,000,000 shares of our common stock at a price of $26.26 on certain dates in September 2001 and October 2001. In exchange for this right, the financial institution paid us $910,000, the amount of which was reflected as an increase to our paid-in capital. The right expired without being exercised.

              At December 31, 2002, we had 10,291,914 shares of common stock reserved in connection with the Company's stock option plans (Note 12), 7,000,000 shares of common stock reserved for the conversion of the Class B Common Stock and 237,935 shares reserved for the conversion of Convertible Units.

              Class B Common Stock
              --------------------

              The Class B Common Stock participates in distributions at the rate of 97% of the per share distributions on the Common Stock, provided that cumulative distributions of at least $0.22 per quarter per share have been paid on the Common Stock. The Class B Common Stock will not participate in liquidating distributions, not be entitled to vote (except as expressly required by California law) and automatically converts into Common Stock, on a share for share basis, upon the later to occur of FFO, as defined, per common share aggregating $3.00 during any period of four consecutive calendar quarters or January 1, 2003. The financial condition of attaining FFO per common share was met on March 31, 2002, accordingly, on January 1, 2003, the Class B Common Stock converted into Common Stock on a share for share basis.

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

              Equity Stock, Series A
              ----------------------

              As of December 31, 2002, there were 8,776,102 depositary shares, each representing 1/1,000 of a share, of Equity Stock, Series A outstanding. The following table summarizes the activity:

                                     2002                        2001                         2000
                           -------------------------- --------------------------   --------------------------
                           Depositary     Issuance     Depositary     Issuance      Depositary     Issuance
                             Shares        Amount        Shares        Amount         Shares        Amount
                           ------------  ------------ ------------  ------------   ------------  ------------
                                                      (Dollar amounts in thousands)
Amount  at   beginning       8,776,102    $  188,174     5,635,602    $  113,354             -    $        -
  of year.............
Public offerings......               -             -     2,210,500        51,836     3,382,500        68,318
Direct placements.....               -             -       930,000        22,984             -             -
Special dividend......               -             -             -             -     2,200,555        44,011
Issued   to    related
  party in  connection
  with the acquisition
  of rea estate
  facilities..........               -             -             -             -        52,547         1,025
                           ------------  ------------ ------------  ------------   ------------  ------------
Amount at end of year.       8,776,102   $   188,174     8,776,102     $ 188,174      5,635,602    $  113,354
                           ============  ============ ============  ============   ============  ============

              The issuance amounts have been recorded as part of paid-in capital on the consolidated balance sheet.

              The Equity Stock, Series A ranks on a parity with our common stock and junior to the Cumulative Preferred Stock with respect to general preference rights and has a liquidation amount which cannot exceed $24.50 per share. Distributions with respect to each depositary share shall be the lesser of: a) five times the per share dividend on the common stock or b) $2.45 per annum. Except in order to preserve the Company's federal income tax status as a REIT, we may not redeem the depositary shares before March 31, 2010. On or after March 31, 2010, we may, at our option, redeem the depositary shares at $24.50 per depositary share. If the Company fails to preserve its federal income tax status as a REIT, each depositary share will be convertible into 0.956 shares of our common stock. The depositary shares are otherwise not convertible into common stock. Holders of depositary shares vote as a single class with our holders of common stock on shareholder matters, but the depositary shares have the equivalent of one-tenth of a vote per depositary share. We have no obligation to pay distributions if no distributions are paid to common shareholders.

              Equity Stock, Series AA
              -----------------------

              In June 1997, we contributed $22,500,000 (225,000 shares) of equity stock, now designated as Equity Stock, Series AA (Equity Stock AA") to a partnership in which we are the general partner. The Company has a controlling interest in the partnership and therefore consolidates the accounts of the partnership. As a result, the Equity Stock AA is eliminated in consolidation. The Equity Stock AA ranks on a parity with our common stock and junior to the Cumulative Preferred Stock with respect to general preference rights and has a liquidation amount of ten times the amount paid to each common share up to a maximum of $100 per share. Quarterly distributions per share on the Equity Stock AA are equal to the lesser of
     (i) 10 times the amount paid per share of Common Stock or (ii) $2.20. We have no obligation to pay distributions on these shares if no distributions are paid to common shareholders.

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

              Equity Stock, Series AAA
              ------------------------

              In November 1999, we sold $100,000,000 (4,289,544 shares) of
     Equity Stock, Series AAA ("Equity Stock AAA") to a newly formed joint venture. We control the joint venture and consolidate the accounts of the joint venture, and accordingly the Equity Stock AAA is eliminated in consolidation. The Equity Stock AAA ranks on a parity with our common stock and junior to the Cumulative Preferred Stock (as defined below) with respect to general preference rights, and has a liquidation amount equal to 120% of the amount distributed to each common share. Annual distributions per share are equal to the lesser of (i) five times the amount paid per common share or (ii) $2.1564. We have no obligation to pay distributions on these shares if no distributions are paid to common stockholders.

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

              Dividends
              ---------

              On August 9, 2001, the Board of Directors increased the quarterly distribution paid on the Company's common stock from $0.22 to $0.45, an increase of $0.23 or 104.5% over the previous quarterly distribution. Also on this date, the Board of Directors declared a special distribution to the common shareholders of $0.35 per common share in cash, which was paid on September 30, 2001.

              The unaudited characterization of dividends for Federal income tax purposes is made based upon earnings and profits of the Company, as defined by the Internal Revenue Code. Distributions declared in 2002, by the Board of Directors on our common stock, Equity Stock, Series A, and all the various preferred stock series were characterized 100% as ordinary income.

              The following summarizes dividends during 2002, 2001 and 2000:

                                              2002                   2001                      2000
                                   -----------------------  ----------------------- ----------------------
                                    Per Share     Total      Per share      Total    Per share     Total
                                   -----------   ---------  -----------   --------- -----------  ---------
                                                    (in thousands, except per share data)
Cumulative Preferred Stock
Series A .......................... $    1.87    $  3,422   $    2.50    $  4,563    $  2.50     $  4,563
Series B .......................... $    2.34       5,389   $    2.30       5,488    $  2.30        5,488
Series C .......................... $    1.68       2,024   $    1.68       2,024    $  1.71        2,052
Series D .......................... $    2.37       2,850   $    2.37       2,850    $  2.37        2,850
Series E .......................... $    2.50       5,488   $    2.50       5,488    $  2.50        5,488
Series F .......................... $    2.43       5,606   $    2.43       5,606    $  2.43        5,606
Series G ..........................       --          --    $    1.66      11,482    $  2.21       15,309
Series H ..........................       --          --    $    1.60      10,853    $  2.11       14,259
Series I ..........................       --          --    $    1.86       7,475    $  2.15        8,625
Series J .......................... $    1.53       9,200   $    2.00      12,000    $  2.00       12,000
Series K .......................... $    2.06       9,488   $    2.06       9,488    $  2.06        9,488
Series L .......................... $    2.06       9,488   $    2.06       9,488    $  2.06        9,488
Series M .......................... $    2.18       4,922   $    2.18       4,922    $  2.18        4,922
Series Q .......................... $    2.15      14,835   $    2.04      14,134        --           --
Series R .......................... $    2.00      40,800   $    0.50      10,200        --           --
Series S .......................... $    1.96      11,320   $    0.33       1,918        --           --
Series T .......................... $    1.80      11,011         --         --          --           --
Series U .......................... $    1.64       9,849         --         --          --           --
Series V .......................... $    0.46       3,234         --         --          --           --
                                                 ---------                ---------              ---------
                                                  148,926                 117,979                 100,138
Common Stock
Common Stock ...................... $    1.80     209,077   $    1.69     193,121    $  1.48      184,084
Equity Stock, Series A ............ $    2.45      21,501   $    2.45      19,455    $  2.36       11,042
Class B Common Stock .............. $    1.74      12,222   $    1.63      11,475    $  1.43       10,049
                                                 ---------                ---------              ---------
                                                 $391,726                $342,030                $305,313
                                                 =========                =========              =========

              The dividend rate on the Series C Preferred Stock is adjusted quarterly and is equal to the highest of one of three U.S. Treasury indices (Treasury Bill Rate, Ten Year Constant Maturity Rate, and Thirty Year Constant Maturity Rate) multiplied by 110%. However, the dividend rate for any dividend period will not be less than 6.75% per annum nor greater than 10.75% per annum. The dividend rate with respect to the first quarter of 2003 will be equal to 6.75% per annum.

11.      Related Party Transactions

              On December 31, 2001, the Company purchased all of the capital stock of PS Insurance Company from B. Wayne Hughes, who is Chairman, and at the time was chief executive officer of the Company, and members of his family. This acquisition is discussed more fully in Note 3.

              In November 1999, we formed the Consolidated Development Joint Venture with a joint venture partner whose partners include an institutional investor and Mr. Hughes. This transaction is discussed more fully in Note 8.

              Ronald L. Havner, Jr. is our vice-chairman and chief executive officer, and he is chairman and chief executive officer of PSB. Mr. Havner's compensation is allocated between the Company and PSB.

              On December 31, 2001, the Company acquired equity interests in the Consolidated Entities from Mr. Hughes for a cash price of $786,770, a price representing the Hughes family's original cost in these equity interests. This amount is included in the acquisition of minority interests described as the "Other consolidated partnerships" in Note 9.

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

              In December 2001, the Company loaned $35,000,000 to PSB. This loan bore interest at the rate of 3.25% per year. This loan, which was repaid in full on January 28, 2002, was included in Notes Receivable at December 31, 2001.

              In June 2002, we sold an undeveloped parcel of land at cost to PSB for an aggregate of $1,100,000 cash.

              PSB manages certain of the commercial facilities owned by the Company pursuant to management agreements for a management fee equal to 5% of revenues. The Company paid a total of $578,000, $642,000, and $589,000, respectively, in 2002, 2001 and 2000 in management fees with respect to PSB's property management services.

12. Stock options

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

              Information with respect to the Plans during 2002, 2001 and 2000 is as follows:

                                                      2002                            2001                         2000
                                           ----------------------------  ----------------------------  ----------------------------
                                             Number          Average          Number        Average        Number        Average
                                               of           Price per           of         Price per         of         Price per
                                             Options          Share          Options         Share        Options         Share
                                           ---------------  -----------  ---------------  -----------  ---------------  -----------
Options outstanding January 1               6,677,334          $24.81        6,412,576         $23.65      3,024,274       $24.08
  Granted                                     792,000           33.20        1,776,500          27.93      3,762,500        23.06
  Exercised                                  (948,932)          24.59         (704,901)         22.50       (242,598)       18.99
  Canceled                                   (581,178)          26.61         (806,841)         24.51       (131,600)       26.01
                                           ---------------  -----------  ---------------  -----------  ---------------  -----------
Options outstanding December 31             5,939,224          $25.79        6,677,334         $24.81      6,412,576       $23.65
                                                            ===========                   ===========                   ===========

                                                               $14.88                          $14.88                      $14.13
Option price range at December 31 (a)                       to $37.40                       to $34.68                   to $33.56
Options exercisable at December 31          3,666,641          $24.46        2,618,889         $24.14      1,680,083       $23.83
                                           ===============  ===========  ===============  ===========  ===============  ===========

Options available for grant at December 31  4,352,690                        4,563,512                        33,171
                                           ===============               ===============               ===============


(a) Approximately 5,059,000, 6,532,334 and 6,362,575 of options outstanding at December 31, 2002, 2001 and 2000, had exercise prices less than $30.

              Accounting for stock options
              ----------------------------

              Accounting principles generally accepted in the United States permit, but do not require, companies to recognize compensation expense for stock-based awards based on their fair value at date of grant, which is then amortized as compensation expense over the vesting period (the "Fair Value Method"). Companies can also elect to disclose, but not recognize as an expense, stock option expense when stock options are granted to employees at an exercise price equal to the market price at the date of grant (the "APB 25 Method").

              Companies can change their accounting method from the APB 25 Method to the Fair Value Method, and in doing so can elect between three different methods of transition. The first is the prospective method, whereby the Company applies the recognition provisions of the Fair Value Method to all stock options granted after the beginning of the fiscal year in which the company adopts the Fair Value Method. The second is the retroactive restatement method, whereby the company restates all periods presented to reflect compensation cost utilizing the fair value method for all periods. The third is the modified prospective method, where the company applies the Fair Value Method from the beginning of the current fiscal year with respect to all options which vest during the year regardless of when they were granted

              For periods prior to December 31, 2001, we utilized the APB 25 Method of accounting for employee stock options. As of January 1, 2002, we adopted the Fair Value Method, and have elected to use the prospective method of transition described above. Accordingly, we recognize compensation expense in our income statement using the Fair Value Method only with respect to stock options issued after January 1, 2002.

              The following table sets forth financial disclosures with respect to the accounting for stock options:

                                                                                       For the years ended December 31,
                                                                         -----------------------------------------------------------
SELECTED INFORMATION WITH RESPECT TO EMPLOYEE STOCK OPTIONS                     2002                  2001                 2000
                                                                         -------------------    -------------------    -------------

Average estimated value per option granted, utilizing the
Black-Scholes method..............................................               $1.86               $1.48                $2.30

Assumptions used in valuing options with the Black-Scholes method:
    Expected life of options in years.............................                5                   5                    5
    Risk-free interest rate.......................................                3.2%                4.1%                 6.2%
    Expected volatility...........................................                0.170               0.155                0.191
    Expected dividend yield.......................................                7%                  7%                   7%

Net income information with respect to each year

Net income, as reported...........................................            $318,738             $324,208             $297,088
Add back:  stock-based employee compensation expense included in net
   income.........................................................                 163
   Less: stock-based employee compensation cost that would have been
   included if the fair value method were applied for all awards..              (3,595)              (4,176)              (1,671)
                                                                         -------------------    -------------------    -------------

   Net income, assuming consistent application of the fair value method       $315,306             $320,032             $295,417
                                                                         ===================    ===================    =============

Earnings per share, as reported:
   Basic .........................................................              $1.21                $1.53                $1.41
   Diluted........................................................              $1.19                $1.51                $1.41

Earnings per share, assuming consistent application of the fair value method
   Basic .........................................................              $1.18                $1.49                $1.40
   Diluted........................................................              $1.17                $1.48                $1.40


13.  Disclosures regarding segment reporting

              Description of each reportable segment
              --------------------------------------

              Our reportable segments reflect significant operating activities that are evaluated separately by management. We have four reportable segments: self-storage operations, containerized storage operations, commercial property operations, and tenant reinsurance operations.

              The self-storage segment comprises the direct ownership, development, and operation of traditional storage facilities, and the ownership of equity interests in entities that own storage properties. The containerized storage operations represent another segment. The commercial property segment reflects our interest in the ownership, operation, and management of commercial properties. The vast majority of the commercial property operations are conducted through PSB, and to a much lesser extent the Company and certain of its unconsolidated subsidiaries own commercial space, managed by PSB, within facilities that combines storage and commercial space for rent. The tenant reinsurance segment reflects the operations of PS Insurance Company, which reinsures policies against losses to goods stored by tenants in our self-storage facilities

              Measurement of segment profit or loss
              -------------------------------------

              We evaluate performance and allocate resources based upon the net segment income of each segment. Net segment income represents net income in conformity with accounting principles generally accepted in the United States and our significant accounting policies as denoted in Note 2, before interest and other income, interest expense, corporate general and administrative expense, and minority interest in income. The accounting policies of the reportable segments are the same as those described in the Summary of Significant Accounting Policies.

              Interest and other income, interest expense, corporate general and administrative expense, and minority interest in income are not allocated to segments because management does not utilize them to evaluate the results of operations of each segment.

              Measurement of segment assets
              -----------------------------

              No segment data relative to assets or liabilities is presented, because management does not consider the historical cost of the Company's real estate facilities and investments in real estate entities in evaluating the performance of operating management or in evaluating alternative courses of action. The only other types of assets that might be allocated to individual segments are trade receivables, payables, and other assets which arise in the ordinary course of business, but they are also not a significant factor in the measurement of segment performance.

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

              The following table reconciles revenue by segment to the Company's consolidated revenues:

RECONCILIATION OF REVENUES BY SEGMENT             Year Ended December 31,                        Year Ended December 31,
                                        --------------------------------------------    -------------------------------------------
                                            2002            2001           Change          2001            2000           Change
                                        ------------    ------------    ------------    ------------   ------------    ------------
                                                                         (amounts in thousands)
Self-storage facility rentals.......    $   763,287     $   721,662     $    41,625     $   721,662    $   653,110     $    68,552
Commercial property rentals.........         11,781          12,070            (289)         12,070         10,849           1,221
Containerized storage rentals.......         37,776          34,212           3,564          34,212         32,091           2,121
Tenant re-insurance premiums........         19,947               -          19,947               -              -               -
Interest and other income (not
  allocated to segments)............          8,661          14,225          (5,564)         14,225         18,836          (4,611)
                                        ------------    ------------    ------------    ------------   ------------    ------------
    Total revenues..................    $   841,452     $   782,169     $    59,283     $   782,169    $   714,886     $    67,283
                                        ============    ============    ============    ============   ============    ============

              The following table sets forth a reconciliation of each segment's net income to the Company's consolidated net income:

                                                 Year Ended December 31,                 Year Ended December 31,
                                                  ---------------------                   ----------------------
                                                    2002         2001       Change          2001        2000        Change
                                                  ---------   ---------    --------       ---------    ---------   --------
                                                                        (Dollar amounts in thousands)
  Reconciliation of Net Income by Segment:

  Self-storage
  Self-storage net operating income.........      $512,330    $492,451     $19,879        $492,451     $442,648    $49,803
  Self-storage depreciation.................      (171,415)   (158,476)    (12,939)       (158,476)    (141,425)   (17,051)
  Equity in earnings - storage property
     operations.............................         7,047      22,912     (15,865)         22,912       21,265      1,647
  Equity in earnings - depreciation
     (self-storage) ........................        (1,619)     (7,562)      5,943          (7,562)      (7,153)      (409)
                                                  ---------   ---------    --------       ---------    ---------   --------
      Total self-storage segment net income.       346,343     349,325      (2,982)        349,325      315,335     33,990
                                                  ---------   ---------    --------       ---------    ---------   --------


  Commercial  properties
  Commercial properties.....................         7,319       8,209        (890)          8,209        7,148      1,061
  Depreciation and amortization - commercial
     properties.............................        (2,544)     (2,569)         25          (2,569)      (2,176)      (393)
  Equity in earnings - commercial property
     operations.............................        63,233      51,335      11,898          51,335       42,562      8,773
  Equity in earnings - depreciation
     (commercial properties) ...............       (25,459)    (17,534)     (7,925)        (17,534)     (14,672)    (2,862)
  Discontinued operations (Note 4) .........            77         233        (156)            233          252        (19)
                                                  ---------   ---------    --------       ---------    ---------   --------
      Total commercial property segment net
       income...............................        42,626      39,674       2,952          39,674       33,114      6,560
                                                  ---------   ---------    --------       ---------    ---------   --------

  Containerized storage
  Containerized storage net operating income         7,089       4,296       2,793           4,296          989      3,307
  Containerized storage depreciation........        (5,675)     (5,133)       (542)         (5,133)      (4,594)      (539)
  Discontinued operations (Note 4) .........       (11,472)     (1,381)    (10,091)         (1,381)      (1,530)       149
                                                  ---------   ---------    --------       ---------    ---------   --------
       Total containerized storage segment
       net loss...........................         (10,058)     (2,218)     (7,840)         (2,218)      (5,135)     2,917
                                                  ---------   ---------    --------       ---------    ---------   --------

  Tenant Reinsurance
   Tenant reinsurance operating income....          10,536           -      10,536               -            -          -
                                                  ---------   ---------    --------       ---------    ---------   --------

  Other items not allocated to segments
  Equity in earnings - general and
     administrative  and other..............       (13,314)    (10,609)     (2,705)        (10,609)      (2,683)    (7,926)
  Interest and other income.................         8,661      14,225      (5,564)         14,225       18,836     (4,611)
  General and administrative ...............       (15,619)    (21,038)      5,419         (21,038)     (21,306)       268
  Interest expense..........................        (3,809)     (3,227)       (582)         (3,227)      (3,293)        66
  Minority interest in income ..............       (44,087)    (46,015)      1,928         (46,015)     (38,356)    (7,659)
  Gain/(loss) on disposition of real estate.        (2,541)      4,091      (6,632)          4,091          576      3,515
                                                  ---------   ---------    --------       ---------    ---------   --------
      Total other items not allocated to segments  (70,709)    (62,573)     (8,136)        (62,573)     (46,226)   (16,347)
                                                  ---------   ---------    --------       ---------    ---------   --------

       Total consolidated company net income      $318,738    $324,208     $(5,470)       $324,208     $297,088    $27,120
                                                  =========   =========    ========       =========    =========   ========

14.  Events subsequent to December 31, 2002 (Unaudited)

              We have called for redemption all of the outstanding shares of our 9.20% Cumulative Preferred Stock, Series B, at $25 per share plus accrued dividends. The redemption will be completed on March 31, 2003.

              On April 28, 2003 we expect to acquire all of the 52,851 limited partnership units that we did not own in PS Partners IV, Ltd., a partnership which is consolidated with the Company. The acquisition of the 52,851 units will be accomplished through a merger of a subsidiary of the Company into the partnership and the conversion of the 52,851 units into either cash or common stock of the Company. Each unit will be converted into the right to receive a value of $442 in our common stock or, cash at the election of the unitholder.

15.  Recent accounting pronouncements and guidance

              In June 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("FAS 146"), which is effective for disposal activities entered into after December 31, 2002, with early adoption encouraged. FAS 146 requires that a liability for costs associated with exit or disposal activities be recognized when the liability is incurred. Current accounting principles generally accepted in the United States result in the recognition of such liabilities at the time management has committed to an exit plan. There would have been no material impact upon the Company's income statement if we had early adopted this standard in 2002. The impact of this statement on the Company's future operating results cannot be determined at this time, because such impact is dependent upon the Company's future level of exit and disposal activities, which is unknown.

16.  Commitments and Contingencies

     Legal proceedings
     -----------------

     Salaam, et. Al V. Public Storage, Inc. (filed February 2000)
     ------------------------------------------------------------

              The plaintiffs in this case are suing the Company on behalf of a purported class of California resident property managers who claim that they were not compensated for all the hours they worked. The named plaintiffs have indicated that their claims total less than $20,000 in aggregate. This maximum potential liability cannot be estimated, but can only be increased if a class is certified or if claims are permitted to be brought on behalf of the others under the California Unfair Business Practices Act. The plaintiffs' motion for class certification was denied in August 2002; the plaintiffs have appealed this denial. This denial does not deal with the claim under the California Unfair Business Practices Act.

              The Company is continuing to vigorously contest the claims in this case and intends to resist any expansion beyond the named plaintiffs on the grounds of lack of commonality of claims. The Company's resistance will include opposing the plaintiffs' appeal of the court's denial of class certification and opposing the claim on behalf of others under the California Unfair Business Practices Act.

     Henriquez v. Public Storage, Inc. (Filed June 2002; Dismissed
     -------------------------------------------------------------
     January, 2003)

              The plaintiff in this case filed a suit against the Company on behalf of a purported class of renters who rented self-storage units from the Company. Plaintiff alleged that the Company misrepresents the size of its units and sought damages and injunctive and declaratory relief under California statutory and common law relating to consumer protection, unfair competition, fraud and deceit and negligent misrepresentation. In January 2003, the plaintiff caused this suit to be dismissed. The plaintiff's attorney has advised that he anticipates filing a similar suit against the Company on behalf of a new plaintiff. The Company cannot presently determine the potential total damages, if any, or the ultimate outcome of any such litigation. If a new suit is filed, the Company intends to vigorously contest any claims on which it is based.

              The Company is a party to various claims, complaints, and other legal actions that have arisen in the normal course of business from time to time, that are not described above. We believe that it is unlikely that the outcome of these other pending legal proceedings, in the aggregate, will have a material adverse effect upon the operations or financial position of the Company.

     Sale of Partnership Units
     -------------------------

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

              In March 2003, the court granted plaintiff's motion to compel the sale of the units to the plaintiff. The Company is considering whether to appeal. If the Company is compelled to sell the units to plaintiff, the Company would incur a loss of approximately $1,839,000, which has been accrued as a loss on sale of real estate investments in the Company's income statement during 2002.

     Insurance and Loss Exposure
     ---------------------------

              Our facilities have historically carried comprehensive insurance, including fire, earthquake, liability and extended coverage through STOR-Re, one of the Consolidated Entities, and insures portions of these risks through nationally recognized insurance carriers. STOR-Re also insures affiliates of the Company.

              The Company, Stor-RE, and its affiliates' maximum aggregate annual exposure for losses that are below the deductibles set forth in the third-party insurance contracts, assuming multiple significant events occur, is approximately $30 million. In addition, if losses exhaust the third-party insurers' limit of coverage of $125,000,000 for property coverage and $101,000,000 for general liability, our exposure could be greater. These limits are higher than estimates of maximum probable losses that could occur from individual catastrophic events (i.e., earthquake and wind damage) determined in recent engineering and actuarial studies.

              PS Insurance Company reinsures policies against claims for losses to goods stored by tenants at our self-storage facilities (see Note 3). PSIC reinsures its risks with third-party insures from any individual event that exceeds a loss of $500,000 up to the policy limit of $10,000,000.

16.  Supplementary quarterly financial data (unaudited)

                                                              Three months ended
                                        --------------------------------------------------------------
                                          March 31,        June 30,      September 30,    December 31,
                                            2002             2002            2002             2002
                                        ------------    ------------     ------------     ------------
                                                     (in thousands, except per share data)
Revenues from operations (a).....        $  203,790      $   205,657      $  215,797       $  207,547
                                        ============    ============     ============     ============
Cost of operations (a)...........        $   67,365      $    69,668      $   76,004       $   82,480
                                        ============    ============     ============     ============
Net income.......................        $   87,455      $    80,718      $   83,351       $   67,214
                                        ============    ============     ============     ============
Per Common Share (Note 2):
   Net income -  Basic...........        $    0.38       $     0.30       $    0.32        $    0.20
                                        ============    ============     ============     ============
   Net income -  Diluted.........        $    0.37       $     0.30       $    0.32        $    0.20
                                        ============    ============     ============     ============

                                                              Three months ended
                                        --------------------------------------------------------------
                                          March 31,        June 30,      September 30,    December 31,
                                            2001             2001            2001             2001
                                        ------------    ------------     ------------     ------------

                                                     (in thousands, except per share data)
Revenues from operations (a).....        $  181,758      $   190,459      $  199,818       $  195,909
                                        ============    ============     ============     ============
Cost of operations (a)...........        $   63,852      $    62,881      $   67,658       $   68,597
                                        ============    ============     ============     ============
Net income.......................        $   74,635      $    81,773      $   83,604       $   84,196
                                        ============    ============     ============     ============
Per Common Share (Note 2):
   Net income - Basic............        $    0.34       $     0.40       $    0.41        $    0.38
                                        ============    ============     ============     ============
   Net income - Diluted..........        $    0.34       $     0.39       $    0.41        $    0.38
                                        ============    ============     ============     ============

(a) Revenues and cost of operations as presented in this table differ from the revenue and cost of operations as presented in the Company's quarterly reports due primarily to the impact of discontinued operations accounting with respect to certain containerized storage facilities that were closed in 2002, as described in Note 4.

                              PUBLIC STORAGE, INC.
                           SCHEDULE III - REAL ESTATE
                          AND ACCUMULATED DEPRECIATION


                                                                                                           Adjustments
                                                                      Initial Cost              Costs     Resulting from
                                                             -----------------------------    Subsequent  the Acquisition
   Date                                         Encum-                         Buildings &        to       of Minority
 Acquired            Description               brances              Land      Improvements    Acquisition   Interests
-----------------------------------------------------------------------------------------------------------------------------
Mini-warehouses
  1/1/81    Newport News / Jefferson Ave         463,000          108,000       1,071,000        591,000              -
  1/1/81    Virginia Beach / Diamond Springs     527,000          186,000       1,094,000        652,000              -
  8/1/81    San Jose / Snell                           -          312,000       1,815,000        391,000              -
  10/1/81   Tampa / Lazy Lane                          -          282,000       1,899,000        637,000              -
  6/1/82    San Jose / Tully                     669,000          645,000       1,579,000     12,123,000              -
  6/1/82    San Carlos / Storage                 807,000          780,000       1,387,000        569,000              -
  6/1/82    Mountain View                      1,153,000        1,180,000       1,182,000        562,000              -
  6/1/82    Cupertino / Storage                  907,000          572,000       1,270,000        460,000              -
  10/1/82   Sorrento Valley                      823,000        1,002,000       1,343,000       (809,000)             -
  10/1/82   Northwood                          1,244,000        1,034,000       1,522,000        325,000              -
  12/1/82   Port/Halsey                                -          357,000       1,150,000       (407,000)       326,000
  12/1/82   Sacto/Folsom                               -          396,000         329,000        656,000        323,000
  1/1/83    Platte                                     -          409,000         953,000        391,000        428,000
  1/1/83    Semoran                                    -          442,000       1,882,000      6,157,000        720,000
  1/1/83    Raleigh/Yonkers                            -          203,000         914,000        442,000        425,000
  3/1/83    Blackwood                                  -          213,000       1,559,000        278,000        595,000
  4/1/83    Vailsgate                                  -          103,000         990,000        445,000        505,000
  5/1/83    Delta Drive                                -           67,000         481,000        222,000        241,000
  6/1/83    Ventura                                    -          658,000       1,734,000        195,000        583,000
  9/1/83    Southington                                -          124,000       1,233,000        326,000        546,000
  9/1/83    Southhampton                               -          331,000       1,738,000        643,000        806,000
  9/1/83    Webster/Keystone                           -          449,000       1,688,000        725,000        813,000
  9/1/83    Dover                                      -          107,000       1,462,000        468,000        627,000
  9/1/83    Newcastle                                  -          227,000       2,163,000        427,000        817,000
  9/1/83    Newark                                     -          208,000       2,031,000        319,000        746,000
  9/1/83    Langhorne                                  -          263,000       3,549,000        495,000      1,445,000
  9/1/83    Hobart                                     -          215,000       1,491,000        583,000        838,000
  9/1/83    Ft. Wayne/W. Coliseum                      -          160,000       1,395,000        286,000        535,000
  9/1/83    Ft. Wayne/Bluffton                         -           88,000         675,000        172,000        285,000
  10/1/83   Orlando J. Y. Parkway                      -          383,000       1,512,000        375,000        622,000
  11/1/83   Aurora                                     -          505,000         758,000        310,000        341,000
  11/1/83   Campbell                                   -        1,379,000       1,849,000       (511,000)       474,000
  11/1/83   Col Springs/Ed                             -          471,000       1,640,000        155,000        554,000
  11/1/83   Col Springs/Mv                             -          320,000       1,036,000        266,000        441,000
  11/1/83   Thorton                                    -          418,000       1,400,000        118,000        536,000
  11/1/83   Oklahoma City                              -          454,000       1,030,000        838,000        620,000
  11/1/83   Tucson                                     -          343,000         778,000        636,000        420,000

                                                           Gross Carrying Amount
                                                           At December 31, 2002
   Date                                        --------------------------------------------- Accumulated
 Acquired            Description                Land             Building          Total    Depreciation
--------------------------------------------------------------------------------------------------------
Mini-warehouses
  1/1/81    Newport News / Jefferson Ave          108,000        1,662,000       1,770,000     1,429,000
  1/1/81    Virginia Beach / Diamond Springs      186,000        1,746,000       1,932,000     1,488,000
  8/1/81    San Jose / Snell                      312,000        2,206,000       2,518,000     1,915,000
  10/1/81   Tampa / Lazy Lane                     282,000        2,536,000       2,818,000     2,145,000
  6/1/82    San Jose / Tully                    4,528,000        9,819,000      14,347,000     2,104,000
  6/1/82    San Carlos / Storage                  781,000        1,955,000       2,736,000     1,603,000
  6/1/82    Mountain View                       1,181,000        1,743,000       2,924,000     1,467,000
  6/1/82    Cupertino / Storage                   573,000        1,729,000       2,302,000     1,390,000
  10/1/82   Sorrento Valley                       652,000          884,000       1,536,000       729,000
  10/1/82   Northwood                           1,035,000        1,846,000       2,881,000     1,445,000
  12/1/82   Port/Halsey                           357,000        1,069,000       1,426,000       670,000
  12/1/82   Sacto/Folsom                          396,000        1,308,000       1,704,000       853,000
  1/1/83    Platte                                409,000        1,772,000       2,181,000     1,087,000
  1/1/83    Semoran                               443,000        8,758,000       9,201,000     2,097,000
  1/1/83    Raleigh/Yonkers                       203,000        1,781,000       1,984,000     1,172,000
  3/1/83    Blackwood                             213,000        2,432,000       2,645,000     1,491,000
  4/1/83    Vailsgate                             103,000        1,940,000       2,043,000     1,216,000
  5/1/83    Delta Drive                            68,000          943,000       1,011,000       583,000
  6/1/83    Ventura                               659,000        2,511,000       3,170,000     1,535,000
  9/1/83    Southington                           123,000        2,106,000       2,229,000     1,259,000
  9/1/83    Southhampton                          331,000        3,187,000       3,518,000     1,987,000
  9/1/83    Webster/Keystone                      450,000        3,225,000       3,675,000     2,051,000
  9/1/83    Dover                                 107,000        2,557,000       2,664,000     1,544,000
  9/1/83    Newcastle                             227,000        3,407,000       3,634,000     2,073,000
  9/1/83    Newark                                208,000        3,096,000       3,304,000     1,867,000
  9/1/83    Langhorne                             263,000        5,489,000       5,752,000     3,328,000
  9/1/83    Hobart                                215,000        2,912,000       3,127,000     1,786,000
  9/1/83    Ft. Wayne/W. Coliseum                 160,000        2,216,000       2,376,000     1,309,000
  9/1/83    Ft. Wayne/Bluffton                     88,000        1,132,000       1,220,000       690,000
  10/1/83   Orlando J. Y. Parkway                 383,000        2,509,000       2,892,000     1,518,000
  11/1/83   Aurora                                506,000        1,408,000       1,914,000       844,000
  11/1/83   Campbell                            1,381,000        1,810,000       3,191,000     1,079,000
  11/1/83   Col Springs/Ed                        472,000        2,348,000       2,820,000     1,458,000
  11/1/83   Col Springs/Mv                        320,000        1,743,000       2,063,000     1,046,000
  11/1/83   Thorton                               418,000        2,054,000       2,472,000     1,268,000
  11/1/83   Oklahoma City                         455,000        2,487,000       2,942,000     1,495,000
  11/1/83   Tucson                                343,000        1,834,000       2,177,000     1,068,000

                                                                                                           Adjustments
                                                                      Initial Cost              Costs     Resulting from
                                                             -----------------------------    Subsequent  the Acquisition
   Date                                         Encum-                         Buildings &        to       of Minority
 Acquired            Description               brances              Land      Improvements    Acquisition   Interests
-----------------------------------------------------------------------------------------------------------------------------
  11/1/83   Webster/Nasa                               -        1,570,000       2,457,000      1,066,000      1,372,000
  12/1/83   Charlotte                                  -          165,000       1,274,000        465,000        442,000
  12/1/83   Greensboro/Market                          -          214,000       1,653,000        658,000        794,000
  12/1/83   Greensboro/Electra                         -          112,000         869,000        353,000        382,000
  12/1/83   Columbia                                   -          171,000       1,318,000        518,000        492,000
  12/1/83   Richmond                                   -          176,000       1,360,000        430,000        468,000
  12/1/83   Augusta                                    -           97,000         747,000        333,000        324,000
  12/1/83   Tacoma                                     -          553,000       1,173,000        400,000        487,000
  1/1/84    Fremont/Albrae                             -          636,000       1,659,000        491,000        532,000
  1/1/84    Belton                                     -          175,000         858,000        667,000        378,000
  1/1/84    Gladstone                                  -          275,000       1,799,000        472,000        640,000
  1/1/84    Hickman/112                                -          257,000       1,848,000        456,000        618,000
  1/1/84    Holmes                                     -          289,000       1,333,000        383,000        455,000
  1/1/84    Independence                               -          221,000       1,848,000        381,000        609,000
  1/1/84    Merriam                                    -          255,000       1,469,000        433,000        480,000
  1/1/84    Olathe                                     -          107,000         992,000        341,000        361,000
  1/1/84    Shawnee                                    -          205,000       1,420,000        466,000        502,000
  1/1/84    Topeka                                     -           75,000       1,049,000        257,000        356,000
  2/1/84    Unicorn/Nkoxville                          -          662,000       1,887,000        720,000        692,000
  2/1/84    Central/Knoxville                          -          449,000       1,281,000        597,000        455,000
  3/1/84    Marrietta/Cobb                             -           73,000         542,000        313,000        259,000
  3/1/84    Manassas                                   -          320,000       1,556,000        409,000        553,000
  3/1/84    Pico Rivera                                -          743,000         807,000        354,000        321,000
  4/1/84    Providence                                 -           92,000       1,087,000        390,000        423,000
  4/1/84    Milwaukie/Oregon                           -          289,000         584,000        279,000        311,000
  5/1/84    Raleigh/Departure                          -          302,000       2,484,000        525,000        788,000
  5/1/84    Virginia Beach                             -          509,000       2,121,000        725,000        776,000
  5/1/84    Philadelphia/Grant                         -        1,041,000       3,262,000        522,000        971,000
  5/1/84    Garland                                    -          356,000         844,000        243,000        360,000
  6/1/84    Lorton                                     -          435,000       2,040,000        542,000        682,000
  6/1/84    Baltimore                                  -          382,000       1,793,000        870,000        634,000
  6/1/84    Laurel                                     -          501,000       2,349,000        706,000        824,000
  6/1/84    Delran                                     -          279,000       1,472,000        325,000        573,000
  6/1/84    Orange Blossom                             -          226,000         924,000        250,000        398,000
  6/1/84    Cincinnati                                 -          402,000       1,573,000        607,000        672,000
  6/1/84    Florence                                   -          185,000         740,000        449,000        376,000
  7/1/84    Trevose/Old Lincoln                        -          421,000       1,749,000        428,000        582,000
  8/1/84    Medley                                     -          584,000       1,016,000        361,000        464,000

                                                           Gross Carrying Amount
                                                           At December 31, 2002
   Date                                        --------------------------------------------- Accumulated
 Acquired            Description                Land             Building          Total    Depreciation
--------------------------------------------------------------------------------------------------------
  11/1/83   Webster/Nasa                        1,573,000        4,892,000       6,465,000     3,057,000
  12/1/83   Charlotte                             165,000        2,181,000       2,346,000     1,375,000
  12/1/83   Greensboro/Market                     214,000        3,105,000       3,319,000     1,983,000
  12/1/83   Greensboro/Electra                    112,000        1,604,000       1,716,000     1,022,000
  12/1/83   Columbia                              171,000        2,328,000       2,499,000     1,500,000
  12/1/83   Richmond                              176,000        2,258,000       2,434,000     1,413,000
  12/1/83   Augusta                                97,000        1,404,000       1,501,000       894,000
  12/1/83   Tacoma                                554,000        2,059,000       2,613,000     1,325,000
  1/1/84    Fremont/Albrae                        637,000        2,681,000       3,318,000     1,748,000
  1/1/84    Belton                                175,000        1,903,000       2,078,000     1,183,000
  1/1/84    Gladstone                             275,000        2,911,000       3,186,000     1,852,000
  1/1/84    Hickman/112                           257,000        2,922,000       3,179,000     1,876,000
  1/1/84    Holmes                                289,000        2,171,000       2,460,000     1,363,000
  1/1/84    Independence                          221,000        2,838,000       3,059,000     1,794,000
  1/1/84    Merriam                               255,000        2,382,000       2,637,000     1,504,000
  1/1/84    Olathe                                107,000        1,694,000       1,801,000     1,078,000
  1/1/84    Shawnee                               205,000        2,388,000       2,593,000     1,496,000
  1/1/84    Topeka                                 75,000        1,662,000       1,737,000     1,051,000
  2/1/84    Unicorn/Nkoxville                     663,000        3,298,000       3,961,000     2,049,000
  2/1/84    Central/Knoxville                     450,000        2,332,000       2,782,000     1,390,000
  3/1/84    Marrietta/Cobb                         73,000        1,114,000       1,187,000       706,000
  3/1/84    Manassas                              320,000        2,518,000       2,838,000     1,581,000
  3/1/84    Pico Rivera                           744,000        1,481,000       2,225,000       972,000
  4/1/84    Providence                             92,000        1,900,000       1,992,000     1,219,000
  4/1/84    Milwaukie/Oregon                      289,000        1,174,000       1,463,000       746,000
  5/1/84    Raleigh/Departure                     302,000        3,797,000       4,099,000     2,398,000
  5/1/84    Virginia Beach                        500,000        3,631,000       4,131,000     2,256,000
  5/1/84    Philadelphia/Grant                  1,041,000        4,755,000       5,796,000     2,994,000
  5/1/84    Garland                               356,000        1,447,000       1,803,000       878,000
  6/1/84    Lorton                                436,000        3,263,000       3,699,000     2,064,000
  6/1/84    Baltimore                             382,000        3,297,000       3,679,000     1,967,000
  6/1/84    Laurel                                502,000        3,878,000       4,380,000     2,456,000
  6/1/84    Delran                                279,000        2,370,000       2,649,000     1,406,000
  6/1/84    Orange Blossom                        226,000        1,572,000       1,798,000       937,000
  6/1/84    Cincinnati                            402,000        2,852,000       3,254,000     1,696,000
  6/1/84    Florence                              185,000        1,565,000       1,750,000       926,000
  7/1/84    Trevose/Old Lincoln                   421,000        2,759,000       3,180,000     1,727,000
  8/1/84    Medley                                585,000        1,840,000       2,425,000     1,113,000

                                                                                                           Adjustments
                                                                      Initial Cost              Costs     Resulting from
                                                             -----------------------------    Subsequent  the Acquisition
   Date                                         Encum-                         Buildings &        to       of Minority
 Acquired            Description               brances              Land      Improvements    Acquisition   Interests
-----------------------------------------------------------------------------------------------------------------------------
  8/1/84    Oklahoma City                              -          340,000       1,310,000        579,000        652,000
  8/1/84    Newport News                               -          356,000       2,395,000        708,000      1,013,000
  8/1/84    Kaplan/Walnut Hill                         -          971,000       2,359,000        888,000      1,041,000
  8/1/84    Kaplan/Irving                              -          677,000       1,592,000      3,453,000        639,000
  9/1/84    Cockrell Hill                              -          380,000         913,000      1,087,000        675,000
  11/1/84   Omaha                                      -          109,000         806,000        519,000        399,000
  11/1/84   Hialeah                                    -          886,000       1,784,000        347,000        672,000
  12/1/84   Austin/Lamar                               -          643,000         947,000        511,000        443,000
  12/1/84   Pompano                                    -          399,000       1,386,000        669,000        698,000
  12/1/84   Fort Worth                                 -          122,000         928,000         37,000        303,000
  12/1/84   Montgomeryville                            -          215,000       2,085,000        380,000        776,000
  1/1/85    Cranston                                   -          175,000         722,000        340,000        267,000
  1/1/85    Bossier City                               -          184,000       1,542,000        521,000        656,000
  2/1/85    Simi Valley                                -          737,000       1,389,000        339,000        520,000
  2/1/85    Hurst                                      -          231,000       1,220,000        246,000        480,000
  3/1/85    Chattanooga                                -          202,000       1,573,000        501,000        683,000
  3/1/85    Portland                                   -          285,000         941,000        304,000        438,000
  3/1/85    Fern Park                                  -          144,000       1,107,000        241,000        432,000
  3/1/85    Fairfield                                  -          338,000       1,187,000        484,000        527,000
  3/1/85    Houston / Westheimer                 397,000          850,000       1,179,000        763,000              -
  4/1/85    Austin/ S. First                           -          778,000       1,282,000        375,000        170,000
  4/1/85    Cincinnati/ E. Kemper                      -          232,000       1,573,000        313,000        223,000
  4/1/85    Cincinnati/ Colerain                       -          253,000       1,717,000        401,000        230,000
  4/1/85    Florence/ Tanner Lane                      -          218,000       1,477,000        369,000        209,000
  4/1/85    Laguna Hills                               -        1,224,000       3,303,000        425,000      1,213,000
  5/1/85    Tacoma/ Phillips Rd.                       -          396,000       1,204,000        292,000        167,000
  5/1/85    Milwaukie/ Mcloughlin                      -          458,000         742,000        382,000        210,000
  5/1/85    Manchester/ S. Willow                      -          371,000       2,129,000       (128,000)       199,000
  5/1/85    Longwood                                   -          355,000       1,645,000        309,000        669,000
  5/1/85    Columbus/Busch Blvd.                       -          202,000       1,559,000        409,000        592,000
  5/1/85    Columbus/Kinnear Rd.                       -          241,000       1,865,000        393,000        771,000
  5/1/85    Worthington                                -          221,000       1,824,000        393,000        709,000
  5/1/85    Arlington                                  -          201,000       1,497,000        455,000        618,000
  6/1/85    N. Hollywood/ Raymer                       -          967,000         848,000        264,000        143,000
  6/1/85    Grove City/ Marlane Drive                  -          150,000       1,157,000        379,000        471,000
  6/1/85    Reynoldsburg                               -          204,000       1,568,000        443,000        598,000
  7/1/85    San Diego/ Kearny Mesa Rd                  -          783,000       1,750,000        347,000        264,000
  7/1/85    Scottsdale/ 70th St                        -          632,000       1,368,000        326,000        174,000

                                                           Gross Carrying Amount
                                                           At December 31, 2002
   Date                                        --------------------------------------------- Accumulated
 Acquired            Description                Land             Building          Total    Depreciation
--------------------------------------------------------------------------------------------------------
  8/1/84    Oklahoma City                         340,000        2,541,000       2,881,000     1,477,000
  8/1/84    Newport News                          356,000        4,116,000       4,472,000     2,455,000
  8/1/84    Kaplan/Walnut Hill                    972,000        4,287,000       5,259,000     2,527,000
  8/1/84    Kaplan/Irving                         679,000        5,682,000       6,361,000     1,774,000
  9/1/84    Cockrell Hill                         380,000        2,675,000       3,055,000     1,628,000
  11/1/84   Omaha                                 109,000        1,724,000       1,833,000     1,029,000
  11/1/84   Hialeah                               887,000        2,802,000       3,689,000     1,668,000
  12/1/84   Austin/Lamar                          644,000        1,900,000       2,544,000     1,072,000
  12/1/84   Pompano                               399,000        2,753,000       3,152,000     1,598,000
  12/1/84   Fort Worth                            122,000        1,268,000       1,390,000       760,000
  12/1/84   Montgomeryville                       215,000        3,241,000       3,456,000     1,877,000
  1/1/85    Cranston                              175,000        1,329,000       1,504,000       814,000
  1/1/85    Bossier City                          184,000        2,719,000       2,903,000     1,547,000
  2/1/85    Simi Valley                           738,000        2,247,000       2,985,000     1,312,000
  2/1/85    Hurst                                 231,000        1,946,000       2,177,000     1,138,000
  3/1/85    Chattanooga                           202,000        2,757,000       2,959,000     1,560,000
  3/1/85    Portland                              285,000        1,683,000       1,968,000       958,000
  3/1/85    Fern Park                             144,000        1,780,000       1,924,000     1,033,000
  3/1/85    Fairfield                             338,000        2,198,000       2,536,000     1,227,000
  3/1/85    Houston / Westheimer                  851,000        1,941,000       2,792,000     1,360,000
  4/1/85    Austin/ S. First                      779,000        1,826,000       2,605,000     1,217,000
  4/1/85    Cincinnati/ E. Kemper                 232,000        2,109,000       2,341,000     1,386,000
  4/1/85    Cincinnati/ Colerain                  253,000        2,348,000       2,601,000     1,531,000
  4/1/85    Florence/ Tanner Lane                 218,000        2,055,000       2,273,000     1,369,000
  4/1/85    Laguna Hills                        1,225,000        4,940,000       6,165,000     2,890,000
  5/1/85    Tacoma/ Phillips Rd.                  396,000        1,663,000       2,059,000     1,093,000
  5/1/85    Milwaukie/ Mcloughlin                 459,000        1,333,000       1,792,000       884,000
  5/1/85    Manchester/ S. Willow                 371,000        2,200,000       2,571,000     1,458,000
  5/1/85    Longwood                              355,000        2,623,000       2,978,000     1,516,000
  5/1/85    Columbus/Busch Blvd.                  202,000        2,560,000       2,762,000     1,425,000
  5/1/85    Columbus/Kinnear Rd.                  241,000        3,029,000       3,270,000     1,699,000
  5/1/85    Worthington                           221,000        2,926,000       3,147,000     1,639,000
  5/1/85    Arlington                             201,000        2,570,000       2,771,000     1,448,000
  6/1/85    N. Hollywood/ Raymer                  968,000        1,254,000       2,222,000       854,000
  6/1/85    Grove City/ Marlane Drive             150,000        2,007,000       2,157,000     1,129,000
  6/1/85    Reynoldsburg                          204,000        2,609,000       2,813,000     1,451,000
  7/1/85    San Diego/ Kearny Mesa Rd             784,000        2,360,000       3,144,000     1,593,000
  7/1/85    Scottsdale/ 70th St                   633,000        1,867,000       2,500,000     1,201,000

                                                                                                           Adjustments
                                                                      Initial Cost              Costs     Resulting from
                                                             -----------------------------    Subsequent  the Acquisition
   Date                                         Encum-                         Buildings &        to       of Minority
 Acquired            Description               brances              Land      Improvements    Acquisition   Interests
-----------------------------------------------------------------------------------------------------------------------------
  7/1/85    Concord/ Hwy 29                            -          150,000         750,000        381,000        189,000
  7/1/85    Columbus/Morse Rd.                         -          195,000       1,510,000        422,000        670,000
  7/1/85    Columbus/Kenney Rd.                        -          199,000       1,531,000        429,000        598,000
  7/1/85    Westerville                                -          199,000       1,517,000        476,000        620,000
  7/1/85    Springfield                                -           90,000         699,000        329,000        332,000
  7/1/85    Dayton/Needmore Road                       -          144,000       1,108,000        411,000        460,000
  7/1/85    Dayton/Executive Blvd.                     -          160,000       1,207,000        429,000        569,000
  7/1/85    Lilburn                                    -          331,000         969,000        243,000        424,000
  9/1/85    Madison/ Copps Ave.                        -          450,000       1,150,000        419,000        151,000
  9/1/85    Columbus/ Sinclair                         -          307,000         893,000        339,000        110,000
  9/1/85    Philadelphia/ Tacony St                    -          118,000       1,782,000        291,000        186,000
  10/1/85   N. Hollywood/ Whitsett                     -        1,524,000       2,576,000        384,000        332,000
  10/1/85   Portland/ SE 82nd St                       -          354,000         496,000        321,000         96,000
  10/1/85   Perrysburg/ Helen Dr.                      -          110,000       1,590,000        (26,000)       140,000
  10/1/85   Columbus/ Ambleside                        -          124,000       1,526,000         22,000        139,000
  10/1/85   Indianapolis/ Pike Place                   -          229,000       1,531,000        254,000        215,000
  10/1/85   Indianapolis/ Beach Grove                  -          198,000       1,342,000        246,000        176,000
  10/1/85   Hartford/ Roberts                          -          219,000       1,481,000        362,000        319,000
  10/1/85   Wichita/ S. Rock Rd.                       -          501,000       1,478,000        244,000        142,000
  10/1/85   Wichita/ E. Harry                          -          313,000       1,050,000         84,000         74,000
  10/1/85   Wichita/ S. Woodlawn                       -          263,000         905,000        114,000         91,000
  10/1/85   Wichita/ E. Kellogg                        -          185,000         658,000        (35,000)        55,000
  10/1/85   Wichita/ S. Tyler                          -          294,000       1,004,000         78,000        151,000
  10/1/85   Wichita/ W. Maple                          -          234,000         805,000        (50,000)        68,000
  10/1/85   Wichita/ Carey Lane                        -          192,000         674,000         23,000         63,000
  10/1/85   Wichita/ E. Macarthur                      -          220,000         775,000       (101,000)        93,000
  10/1/85   Joplin/ S. Range Line                      -          264,000         904,000        195,000         98,000
  10/1/85   San Antonio/ Wetmore Rd.                   -          306,000       1,079,000        529,000        621,000
  10/1/85   San Antonio/ Callaghan                     -          288,000       1,016,000        382,000        523,000
  10/1/85   San Antonio/ Zarzamora                     -          364,000       1,281,000        595,000        669,000
  10/1/85   San Antonio/ Hackberry                     -          388,000       1,367,000      2,461,000      1,002,000
  10/1/85   San Antonio/ Fredericksburg                -          287,000       1,009,000        435,000        554,000
  10/1/85   Dallas/ S. Westmoreland                    -          474,000       1,670,000        172,000        734,000
  10/1/85   Dallas/ Alvin St.                          -          359,000       1,266,000        172,000        565,000
  10/1/85   Fort Worth/ W. Beach St.                   -          356,000       1,252,000        187,000        532,000
  10/1/85   Fort Worth/ E. Seminary                    -          382,000       1,346,000        206,000        560,000
  10/1/85   Fort Worth/ Cockrell St.                   -          323,000       1,136,000        171,000        519,000
  11/1/85   Everett/ Evergreen                         -          706,000       2,294,000        528,000      1,061,000

                                                            Gross Carrying Amount
                                                            At December 31, 2002
   Date                                         --------------------------------------------- Accumulated
 Acquired            Description                 Land             Building          Total    Depreciation
---------------------------------------------------------------------------------------------------------
  7/1/85    Concord/ Hwy 29                        150,000        1,320,000       1,470,000       897,000
  7/1/85    Columbus/Morse Rd.                     195,000        2,602,000       2,797,000     1,445,000
  7/1/85    Columbus/Kenney Rd.                    199,000        2,558,000       2,757,000     1,446,000
  7/1/85    Westerville                            199,000        2,613,000       2,812,000     1,469,000
  7/1/85    Springfield                             90,000        1,360,000       1,450,000       757,000
  7/1/85    Dayton/Needmore Road                   144,000        1,979,000       2,123,000     1,108,000
  7/1/85    Dayton/Executive Blvd.                 159,000        2,206,000       2,365,000     1,266,000
  7/1/85    Lilburn                                330,000        1,637,000       1,967,000       927,000
  9/1/85    Madison/ Copps Ave.                    451,000        1,719,000       2,170,000     1,120,000
  9/1/85    Columbus/ Sinclair                     307,000        1,342,000       1,649,000       857,000
  9/1/85    Philadelphia/ Tacony St                118,000        2,259,000       2,377,000     1,479,000
  10/1/85   N. Hollywood/ Whitsett               1,526,000        3,290,000       4,816,000     2,173,000
  10/1/85   Portland/ SE 82nd St                   354,000          913,000       1,267,000       624,000
  10/1/85   Perrysburg/ Helen Dr.                  110,000        1,704,000       1,814,000     1,104,000
  10/1/85   Columbus/ Ambleside                    124,000        1,687,000       1,811,000     1,056,000
  10/1/85   Indianapolis/ Pike Place               229,000        2,000,000       2,229,000     1,301,000
  10/1/85   Indianapolis/ Beach Grove              198,000        1,764,000       1,962,000     1,158,000
  10/1/85   Hartford/ Roberts                      219,000        2,162,000       2,381,000     1,388,000
  10/1/85   Wichita/ S. Rock Rd.                   643,000        1,722,000       2,365,000     1,082,000
  10/1/85   Wichita/ E. Harry                      285,000        1,236,000       1,521,000       856,000
  10/1/85   Wichita/ S. Woodlawn                   263,000        1,110,000       1,373,000       725,000
  10/1/85   Wichita/ E. Kellogg                    185,000          678,000         863,000       467,000
  10/1/85   Wichita/ S. Tyler                      294,000        1,233,000       1,527,000       891,000
  10/1/85   Wichita/ W. Maple                      234,000          823,000       1,057,000       551,000
  10/1/85   Wichita/ Carey Lane                    192,000          760,000         952,000       510,000
  10/1/85   Wichita/ E. Macarthur                  220,000          767,000         987,000       514,000
  10/1/85   Joplin/ S. Range Line                  264,000        1,197,000       1,461,000       758,000
  10/1/85   San Antonio/ Wetmore Rd.               306,000        2,229,000       2,535,000     1,104,000
  10/1/85   San Antonio/ Callaghan                 288,000        1,921,000       2,209,000     1,012,000
  10/1/85   San Antonio/ Zarzamora                 364,000        2,545,000       2,909,000     1,253,000
  10/1/85   San Antonio/ Hackberry                 389,000        4,829,000       5,218,000     1,388,000
  10/1/85   San Antonio/ Fredericksburg            287,000        1,998,000       2,285,000     1,057,000
  10/1/85   Dallas/ S. Westmoreland                475,000        2,575,000       3,050,000     1,372,000
  10/1/85   Dallas/ Alvin St.                      359,000        2,003,000       2,362,000     1,075,000
  10/1/85   Fort Worth/ W. Beach St.               356,000        1,971,000       2,327,000     1,050,000
  10/1/85   Fort Worth/ E. Seminary                382,000        2,112,000       2,494,000     1,129,000
  10/1/85   Fort Worth/ Cockrell St.               323,000        1,826,000       2,149,000       984,000
  11/1/85   Everett/ Evergreen                     707,000        3,882,000       4,589,000     2,107,000

                                                                                                           Adjustments
                                                                      Initial Cost              Costs     Resulting from
                                                             -----------------------------    Subsequent  the Acquisition
   Date                                         Encum-                         Buildings &        to       of Minority
 Acquired            Description               brances              Land      Improvements    Acquisition   Interests
----------------------------------------------------------------------------------------------------------------------------
  11/1/85   Seattle/ Empire Way                        -        1,652,000       5,348,000        661,000      2,223,000
  12/1/85   Milpitas                                   -        1,623,000       1,577,000        265,000        274,000
  12/1/85   Pleasanton/ Santa Rita                     -        1,226,000       2,078,000        365,000        327,000
  12/1/85   Amherst/ Niagra Falls                      -          132,000         701,000        248,000        401,000
  12/1/85   West Sams Blvd.                            -          164,000       1,159,000       (266,000)       381,000
  12/1/85   MacArthur Rd.                              -          204,000       1,628,000        193,000        646,000
  12/1/85   Brockton/ Main                             -          153,000       2,020,000       (205,000)       681,000
  12/1/85   Eatontown/ Hwy 35                          -          308,000       4,067,000        480,000      1,670,000
  12/1/85   Denver/ Leetsdale                          -          603,000         847,000        232,000        403,000
  1/1/86    Mapleshade/ Rudderow                       -          362,000       1,811,000        328,000        828,000
  1/1/86    Bordentown/ Groveville                     -          196,000         981,000        167,000        472,000
  1/1/86    Sun Valley/ Sheldon                        -          544,000       1,836,000        357,000        801,000
  1/1/86    Las Vegas/ Highland                        -          432,000         848,000        283,000        425,000
  2/1/86    Costa Mesa/ Pomona                         -        1,405,000       1,520,000        386,000        703,000
  2/1/86    Brea/ Imperial Hwy                         -        1,069,000       2,165,000        377,000        967,000
  2/1/86    Skokie/ McCormick                          -          638,000       1,912,000        284,000        790,000
  2/1/86    Colorado Springs/ Sinton                   -          535,000       1,115,000        319,000        615,000
  2/1/86    Oklahoma City/ Penn                        -          146,000         829,000        161,000        410,000
  2/1/86    Oklahoma City/ 39th                        -          238,000         812,000        320,000        473,000
  3/1/86    Jacksonville/ Wiley                        -          140,000         510,000        290,000        334,000
  3/1/86    St. Louis/ Forder                          -          517,000       1,133,000        325,000        535,000
  3/3/86    Tampa / 56th                         358,000          450,000       1,360,000        533,000              -
  4/1/86    Reno/ Telegraph                            -          649,000       1,051,000        488,000        675,000
  4/1/86    St. Louis/Kirkham                          -          199,000       1,001,000        228,000        405,000
  4/1/86    St. Louis/Reavis                           -          192,000         958,000        210,000        388,000
  4/1/86    Fort Worth/East Loop                       -          196,000         804,000        249,000        369,000
  5/1/86    Westlake Village                           -        1,205,000         995,000        248,000        435,000
  5/1/86    Sacramento/Franklin Blvd.                  -          872,000         978,000        483,000        394,000
  6/1/86    Richland Hills                             -          543,000         857,000        445,000        410,000
  6/1/86    West Valley/So. 3600                       -          208,000       1,552,000        422,000        415,000
  7/1/86    Colorado Springs/ Hollow Tree              -          574,000         726,000        277,000        418,000
  7/1/86    West LA/Purdue Ave.                        -        2,415,000       3,585,000        257,000      1,231,000
  7/1/86    Capital Heights/Central Ave.               -          649,000       3,851,000        374,000      1,287,000
  7/1/86    Pontiac/Dixie Hwy.                         -          259,000       2,091,000        135,000        758,000
  7/1/86    Portland/Johns Landing Area                -          663,000       1,637,000        (19,000)       538,000
  8/1/86    Laurel/Ft. Meade Rd.                       -          475,000       1,475,000        291,000        632,000
  8/1/86    Hammond / Calumet                          -           97,000         751,000        497,000        366,000
  9/1/86    Kansas City/S. 44th.                       -          509,000       1,906,000        560,000        745,000

                                                            Gross Carrying Amount
                                                            At December 31, 2002
   Date                                         --------------------------------------------- Accumulated
 Acquired            Description                 Land             Building          Total    Depreciation
---------------------------------------------------------------------------------------------------------
  11/1/85   Seattle/ Empire Way                  1,654,000        8,230,000       9,884,000     4,364,000
  12/1/85   Milpitas                             1,625,000        2,114,000       3,739,000     1,391,000
  12/1/85   Pleasanton/ Santa Rita               1,227,000        2,769,000       3,996,000     1,786,000
  12/1/85   Amherst/ Niagra Falls                  132,000        1,350,000       1,482,000       728,000
  12/1/85   West Sams Blvd.                        164,000        1,274,000       1,438,000       697,000
  12/1/85   MacArthur Rd.                          204,000        2,467,000       2,671,000     1,294,000
  12/1/85   Brockton/ Main                         153,000        2,496,000       2,649,000     1,319,000
  12/1/85   Eatontown/ Hwy 35                      308,000        6,217,000       6,525,000     3,281,000
  12/1/85   Denver/ Leetsdale                      604,000        1,481,000       2,085,000       779,000
  1/1/86    Mapleshade/ Rudderow                   362,000        2,967,000       3,329,000     1,521,000
  1/1/86    Bordentown/ Groveville                 196,000        1,620,000       1,816,000       839,000
  1/1/86    Sun Valley/ Sheldon                    545,000        2,993,000       3,538,000     1,598,000
  1/1/86    Las Vegas/ Highland                    433,000        1,555,000       1,988,000       808,000
  2/1/86    Costa Mesa/ Pomona                   1,407,000        2,607,000       4,014,000     1,377,000
  2/1/86    Brea/ Imperial Hwy                   1,070,000        3,508,000       4,578,000     1,847,000
  2/1/86    Skokie/ McCormick                      639,000        2,985,000       3,624,000     1,537,000
  2/1/86    Colorado Springs/ Sinton               536,000        2,048,000       2,584,000     1,006,000
  2/1/86    Oklahoma City/ Penn                    146,000        1,400,000       1,546,000       733,000
  2/1/86    Oklahoma City/ 39th                    238,000        1,605,000       1,843,000       857,000
  3/1/86    Jacksonville/ Wiley                    140,000        1,134,000       1,274,000       590,000
  3/1/86    St. Louis/ Forder                      518,000        1,992,000       2,510,000     1,024,000
  3/3/86    Tampa / 56th                           451,000        1,892,000       2,343,000     1,258,000
  4/1/86    Reno/ Telegraph                        650,000        2,213,000       2,863,000     1,194,000
  4/1/86    St. Louis/Kirkham                      199,000        1,634,000       1,833,000       883,000
  4/1/86    St. Louis/Reavis                       192,000        1,556,000       1,748,000       854,000
  4/1/86    Fort Worth/East Loop                   196,000        1,422,000       1,618,000       765,000
  5/1/86    Westlake Village                     1,206,000        1,677,000       2,883,000       873,000
  5/1/86    Sacramento/Franklin Blvd.              873,000        1,854,000       2,727,000     1,039,000
  6/1/86    Richland Hills                         544,000        1,711,000       2,255,000       959,000
  6/1/86    West Valley/So. 3600                   208,000        2,389,000       2,597,000     1,258,000
  7/1/86    Colorado Springs/ Hollow Tree          575,000        1,420,000       1,995,000       723,000
  7/1/86    West LA/Purdue Ave.                  2,419,000        5,069,000       7,488,000     2,673,000
  7/1/86    Capital Heights/Central Ave.           650,000        5,511,000       6,161,000     2,898,000
  7/1/86    Pontiac/Dixie Hwy.                     259,000        2,984,000       3,243,000     1,537,000
  7/1/86    Portland/Johns Landing Area            664,000        2,155,000       2,819,000     1,155,000
  8/1/86    Laurel/Ft. Meade Rd.                   476,000        2,397,000       2,873,000     1,234,000
  8/1/86    Hammond / Calumet                       97,000        1,614,000       1,711,000       875,000
  9/1/86    Kansas City/S. 44th.                   510,000        3,210,000       3,720,000     1,694,000

                                                                                                           Adjustments
                                                                      Initial Cost              Costs     Resulting from
                                                             -----------------------------    Subsequent  the Acquisition
   Date                                         Encum-                         Buildings &        to       of Minority
 Acquired            Description               brances              Land      Improvements    Acquisition   Interests
----------------------------------------------------------------------------------------------------------------------------
  9/1/86    Lakewood / Wadsworth - 6th                 -        1,070,000       3,155,000        663,000      1,027,000
  10/1/86   Peralta/Fremont                            -          851,000       1,074,000        303,000        458,000
  10/1/86   Birmingham/Highland                        -           89,000         786,000        233,000        401,000
  10/1/86   Birmingham/Riverchase                      -          262,000       1,338,000        432,000        646,000
  10/1/86   Birmingham/Eastwood                        -          166,000       1,184,000        301,000        613,000
  10/1/86   Birmingham/Forestdale                      -          152,000         948,000        254,000        518,000
  10/1/86   Birmingham/Centerpoint                     -          265,000       1,305,000        325,000        526,000
  10/1/86   Birmingham/Roebuck Plaza                   -          101,000         399,000        271,000        418,000
  10/1/86   Birmingham/Greensprings                    -          347,000       1,173,000        339,000        282,000
  10/1/86   Birmingham/Hoover-Lorna                    -          372,000       1,128,000        364,000        428,000
  10/1/86   Midfield/Bessemer                          -          170,000         355,000        315,000        104,000
  10/1/86   Huntsville/Leeman Ferry Rd.                -          158,000         992,000        271,000        555,000
  10/1/86   Huntsville/Drake                           -          253,000       1,172,000        252,000        532,000
  10/1/86   Anniston/Whiteside                         -           59,000         566,000        200,000        332,000
  10/1/86   Houston/Glenvista                          -          595,000       1,043,000        544,000        467,000
  10/1/86   Houston/I-45                               -          704,000       1,146,000        792,000        610,000
  10/1/86   Houston/Rogerdale                          -        1,631,000       2,792,000        600,000      1,232,000
  10/1/86   Houston/Gessner                            -        1,032,000       1,693,000        922,000        745,000
  10/1/86   Houston/Richmond-Fairdale                  -        1,502,000       2,506,000      1,019,000      1,150,000
  10/1/86   Houston/Gulfton                            -        1,732,000       3,036,000        977,000      1,385,000
  10/1/86   Houston/Westpark                           -          503,000         854,000        195,000        433,000
  10/1/86   Jonesboro                                  -          157,000         718,000        234,000        371,000
  10/1/86   Houston / South Loop West                  -        1,299,000       3,491,000      1,177,000      1,366,000
  10/1/86   Houston / Plainfield Road                  -          904,000       2,319,000        708,000        920,000
  10/1/86   Houston / North Freeway                    -          719,000       1,987,000         60,000        609,000
  10/1/86   Houston / Old Katy Road                    -        1,365,000       3,431,000        996,000      1,274,000
  10/1/86   Houston / Long Point                       -          451,000       1,187,000        611,000        563,000
  10/1/86   Austin / Research Blvd.                    -        1,390,000       1,710,000        546,000        672,000
  11/1/86   Arleta / Osborne Street                    -          987,000         663,000        267,000        290,000
  12/1/86   Lynnwood / 196th Street                    -        1,063,000       1,602,000      5,763,000        571,000
  12/1/86   N. Auburn / Auburn Way N.                  -          606,000       1,144,000        394,000        533,000
  12/1/86   Gresham / Burnside & 202nd                 -          351,000       1,056,000        386,000        482,000
  12/1/86   Denver / Sheridan Blvd.                    -        1,033,000       2,792,000        830,000      1,007,000
  12/1/86   Marietta / Cobb Parkway                    -          536,000       2,764,000        739,000      1,016,000
  12/1/86   Hillsboro / T.V. Highway                   -          461,000         574,000        266,000        414,000
  12/1/86   San Antonio / West Sunset Road             -        1,206,000       1,594,000        557,000        649,000
 12/31/86   Monrovia / Myrtle Avenue             919,000        1,149,000       2,446,000        201,000              -
 12/31/86   Chatsworth / Topanga                 618,000        1,447,000       1,243,000        247,000              -

                                                          Gross Carrying Amount
                                                          At December 31, 2002
   Date                                       --------------------------------------------- Accumulated
 Acquired            Description               Land             Building          Total    Depreciation
-------------------------------------------------------------------------------------------------------
  9/1/86    Lakewood / Wadsworth - 6th         1,071,000        4,844,000       5,915,000     2,674,000
  10/1/86   Peralta/Fremont                      852,000        1,834,000       2,686,000       965,000
  10/1/86   Birmingham/Highland                  150,000        1,359,000       1,509,000       758,000
  10/1/86   Birmingham/Riverchase                278,000        2,400,000       2,678,000     1,292,000
  10/1/86   Birmingham/Eastwood                  232,000        2,032,000       2,264,000     1,062,000
  10/1/86   Birmingham/Forestdale                190,000        1,682,000       1,872,000       866,000
  10/1/86   Birmingham/Centerpoint               273,000        2,148,000       2,421,000     1,103,000
  10/1/86   Birmingham/Roebuck Plaza             340,000          849,000       1,189,000       476,000
  10/1/86   Birmingham/Greensprings               16,000        2,125,000       2,141,000     1,104,000
  10/1/86   Birmingham/Hoover-Lorna              266,000        2,026,000       2,292,000     1,057,000
  10/1/86   Midfield/Bessemer                     95,000          849,000         944,000       454,000
  10/1/86   Huntsville/Leeman Ferry Rd.          198,000        1,778,000       1,976,000       970,000
  10/1/86   Huntsville/Drake                     248,000        1,961,000       2,209,000     1,025,000
  10/1/86   Anniston/Whiteside                   107,000        1,050,000       1,157,000       582,000
  10/1/86   Houston/Glenvista                    596,000        2,053,000       2,649,000     1,141,000
  10/1/86   Houston/I-45                         705,000        2,547,000       3,252,000     1,488,000
  10/1/86   Houston/Rogerdale                  1,633,000        4,622,000       6,255,000     2,393,000
  10/1/86   Houston/Gessner                    1,033,000        3,359,000       4,392,000     1,885,000
  10/1/86   Houston/Richmond-Fairdale          1,504,000        4,673,000       6,177,000     2,553,000
  10/1/86   Houston/Gulfton                    1,734,000        5,396,000       7,130,000     2,945,000
  10/1/86   Houston/Westpark                     504,000        1,481,000       1,985,000       775,000
  10/1/86   Jonesboro                            157,000        1,323,000       1,480,000       712,000
  10/1/86   Houston / South Loop West          1,301,000        6,032,000       7,333,000     3,399,000
  10/1/86   Houston / Plainfield Road            905,000        3,946,000       4,851,000     2,230,000
  10/1/86   Houston / North Freeway              662,000        2,713,000       3,375,000     1,556,000
  10/1/86   Houston / Old Katy Road            1,367,000        5,699,000       7,066,000     3,302,000
  10/1/86   Houston / Long Point                 452,000        2,360,000       2,812,000     1,383,000
  10/1/86   Austin / Research Blvd.            1,392,000        2,926,000       4,318,000     1,618,000
  11/1/86   Arleta / Osborne Street              988,000        1,219,000       2,207,000       684,000
  12/1/86   Lynnwood / 196th Street            1,306,000        7,693,000       8,999,000     1,746,000
  12/1/86   N. Auburn / Auburn Way N.            607,000        2,070,000       2,677,000     1,174,000
  12/1/86   Gresham / Burnside & 202nd           351,000        1,924,000       2,275,000     1,071,000
  12/1/86   Denver / Sheridan Blvd.            1,034,000        4,628,000       5,662,000     2,507,000
  12/1/86   Marietta / Cobb Parkway              537,000        4,518,000       5,055,000     2,465,000
  12/1/86   Hillsboro / T.V. Highway             462,000        1,253,000       1,715,000       770,000
  12/1/86   San Antonio / West Sunset Road     1,208,000        2,798,000       4,006,000     1,538,000
 12/31/86   Monrovia / Myrtle Avenue           1,150,000        2,646,000       3,796,000     1,715,000
 12/31/86   Chatsworth / Topanga               1,449,000        1,488,000       2,937,000     1,100,000

                                                                                                           Adjustments
                                                                      Initial Cost              Costs     Resulting from
                                                             -----------------------------    Subsequent  the Acquisition
   Date                                         Encum-                         Buildings &        to       of Minority
 Acquired            Description               brances              Land      Improvements    Acquisition   Interests
-----------------------------------------------------------------------------------------------------------------------------
 12/31/86   Houston / Larkwood                   223,000          247,000         602,000        356,000              -
 12/31/86   Northridge                         1,378,000        3,624,000       1,922,000      3,392,000              -
 12/31/86   Santa Clara / Duane                  548,000        1,950,000       1,004,000        394,000              -
 12/31/86   Oyster Point                               -        1,569,000       1,490,000        365,000              -
 12/31/86   Walnut                                     -          767,000         613,000      3,592,000              -
  3/1/87    Annandale / Ravensworth                    -          679,000       1,621,000        265,000        596,000
  4/1/87    City Of Industry / Amar                    -          748,000       2,052,000        510,000        702,000
  5/1/87    Oklahoma City / W. Hefner                  -          459,000         941,000        249,000        417,000
  7/1/87    Oakbrook Terrace                           -          912,000       2,688,000         71,000        399,000
  8/1/87    San Antonio/Austin Hwy.                    -          400,000         850,000        (44,000)       164,000
  10/1/87   Plantation/S. State Rd.                    -          924,000       1,801,000       (225,000)       298,000
  10/1/87   Rockville/Fredrick Rd.                     -        1,695,000       3,305,000       (219,000)       519,000
  2/1/88    Anaheim/Lakeview                           -          995,000       1,505,000          8,000        256,000
  6/7/88    Mesquite / Sorrento Drive                  -          928,000       1,011,000      3,400,000              -
  7/1/88    Fort Wayne                                 -          101,000       1,524,000         70,000        143,000
  1/1/92    Costa Mesa                                 -          533,000         980,000        673,000              -
  3/1/92    Dallas / Walnut St.                        -          537,000       1,008,000        290,000              -
  5/1/92    Camp Creek                                 -          576,000       1,075,000        309,000              -
  9/1/92    Orlando/W. Colonial                        -          368,000         713,000        149,000              -
  9/1/92    Jacksonville/Arlington                     -          554,000       1,065,000        218,000              -
  10/1/92   Stockton/Mariners                          -          381,000         730,000        177,000              -
 11/18/92   Virginia Beach/General Booth Blvd          -          599,000       1,119,000        385,000              -
  1/1/93    Redwood City/Storage                       -          907,000       1,684,000        246,000              -
  1/1/93    City Of Industry                           -        1,611,000       2,991,000        309,000              -
  1/1/93    San Jose/Felipe                            -        1,124,000       2,088,000        308,000              -
  1/1/93    Baldwin Park/Garvey Ave                    -          840,000       1,561,000        350,000              -
  3/19/93   Westminister / W. 80th                     -          840,000       1,586,000        243,000              -
  4/26/93   Costa Mesa / Newport                 921,000        2,141,000       3,989,000        146,000              -
  5/13/93   Austin /N. Lamar                           -          919,000       1,695,000      7,555,000              -
  5/28/93   Jacksonville/Phillips Hwy.                 -          406,000         771,000        201,000              -
  5/28/93   Tampa/Nebraska Avenue                      -          550,000       1,043,000        158,000              -
  6/9/93    Calabasas / Ventura Blvd.                  -        1,762,000       3,269,000        190,000              -
  6/9/93    Carmichael / Fair Oaks                     -          573,000       1,052,000        243,000              -
  6/9/93    Santa Clara / Duane                        -          454,000         834,000        107,000              -
  6/10/93   Citrus Heights / Sylvan Road               -          438,000         822,000        193,000              -
  6/25/93   Trenton / Allen Road                       -          623,000       1,166,000        218,000              -
  6/30/93   Los Angeles/W.Jefferson Blvd               -        1,085,000       2,017,000        169,000              -
  7/16/93   Austin / So. Congress Ave                  -          777,000       1,445,000        331,000              -

                                                           Gross Carrying Amount
                                                           At December 31, 2002
   Date                                        --------------------------------------------- Accumulated
 Acquired            Description                Land             Building          Total    Depreciation
--------------------------------------------------------------------------------------------------------
 12/31/86   Houston / Larkwood                    247,000          958,000       1,205,000       582,000
 12/31/86   Northridge                          3,628,000        5,310,000       8,938,000     2,064,000
 12/31/86   Santa Clara / Duane                 1,952,000        1,396,000       3,348,000       873,000
 12/31/86   Oyster Point                        1,571,000        1,853,000       3,424,000     1,142,000
 12/31/86   Walnut                                770,000        4,202,000       4,972,000       861,000
  3/1/87    Annandale / Ravensworth               680,000        2,481,000       3,161,000     1,360,000
  4/1/87    City Of Industry / Amar               749,000        3,263,000       4,012,000       998,000
  5/1/87    Oklahoma City / W. Hefner             460,000        1,606,000       2,066,000       868,000
  7/1/87    Oakbrook Terrace                      913,000        3,157,000       4,070,000     2,301,000
  8/1/87    San Antonio/Austin Hwy.               400,000          970,000       1,370,000       737,000
  10/1/87   Plantation/S. State Rd.               925,000        1,873,000       2,798,000     1,367,000
  10/1/87   Rockville/Fredrick Rd.              1,697,000        3,603,000       5,300,000     2,596,000
  2/1/88    Anaheim/Lakeview                      996,000        1,768,000       2,764,000     1,255,000
  6/7/88    Mesquite / Sorrento Drive           1,046,000        4,293,000       5,339,000     1,335,000
  7/1/88    Fort Wayne                            101,000        1,737,000       1,838,000       964,000
  1/1/92    Costa Mesa                            536,000        1,650,000       2,186,000     1,135,000
  3/1/92    Dallas / Walnut St.                   538,000        1,297,000       1,835,000     1,229,000
  5/1/92    Camp Creek                            577,000        1,383,000       1,960,000       651,000
  9/1/92    Orlando/W. Colonial                   368,000          862,000       1,230,000       413,000
  9/1/92    Jacksonville/Arlington                555,000        1,282,000       1,837,000       606,000
  10/1/92   Stockton/Mariners                     381,000          907,000       1,288,000       422,000
 11/18/92   Virginia Beach/General Booth Blvd     600,000        1,503,000       2,103,000       678,000
  1/1/93    Redwood City/Storage                  908,000        1,929,000       2,837,000       831,000
  1/1/93    City Of Industry                    1,613,000        3,298,000       4,911,000     1,329,000
  1/1/93    San Jose/Felipe                     1,125,000        2,395,000       3,520,000     1,034,000
  1/1/93    Baldwin Park/Garvey Ave               841,000        1,910,000       2,751,000       840,000
  3/19/93   Westminister / W. 80th                841,000        1,828,000       2,669,000       781,000
  4/26/93   Costa Mesa / Newport                2,144,000        4,132,000       6,276,000     1,637,000
  5/13/93   Austin /N. Lamar                    1,423,000        8,746,000      10,169,000     1,997,000
  5/28/93   Jacksonville/Phillips Hwy.            406,000          972,000       1,378,000       447,000
  5/28/93   Tampa/Nebraska Avenue                 551,000        1,200,000       1,751,000       512,000
  6/9/93    Calabasas / Ventura Blvd.           1,764,000        3,457,000       5,221,000     1,413,000
  6/9/93    Carmichael / Fair Oaks                574,000        1,294,000       1,868,000       576,000
  6/9/93    Santa Clara / Duane                   455,000          940,000       1,395,000       402,000
  6/10/93   Citrus Heights / Sylvan Road          439,000        1,014,000       1,453,000       458,000
  6/25/93   Trenton / Allen Road                  624,000        1,383,000       2,007,000       550,000
  6/30/93   Los Angeles/W.Jefferson Blvd        1,086,000        2,185,000       3,271,000       880,000
  7/16/93   Austin / So. Congress Ave             778,000        1,775,000       2,553,000       812,000

                                                                                                           Adjustments
                                                                      Initial Cost              Costs     Resulting from
                                                             -----------------------------    Subsequent  the Acquisition
   Date                                         Encum-                         Buildings &        to       of Minority
 Acquired            Description               brances              Land      Improvements    Acquisition   Interests
-----------------------------------------------------------------------------------------------------------------------------
  8/1/93    Gaithersburg / E. Diamond                  -          602,000       1,139,000        165,000              -
  8/11/93   Atlanta / Northside                        -        1,150,000       2,149,000        302,000              -
  8/11/93   Smyrna/ Rosswill Rd                        -          446,000         842,000        204,000              -
  8/13/93   So. Brunswick/Highway                      -        1,076,000       2,033,000        313,000              -
  10/1/93   Denver / Federal Blvd                      -          875,000       1,633,000        194,000              -
  10/1/93   Citrus Heights                             -          527,000         987,000        114,000              -
  10/1/93   Lakewood / 6th Ave                         -          798,000       1,489,000          4,000              -
 10/27/93   Houston / S Shaver St                      -          481,000         896,000        188,000              -
  11/3/93   Upland/S. Euclid Ave.                      -          431,000         807,000        420,000              -
 11/16/93   Norcross / Jimmy Carter                    -          627,000       1,167,000        198,000              -
 11/16/93   Seattle / 13th                             -        1,085,000       2,015,000        622,000              -
  12/9/93   Salt Lake City                             -          765,000       1,422,000       (25,000)              -
 12/16/93   West Valley City                           -          683,000       1,276,000        189,000              -
 12/21/93   Pinellas Park / 34th St. W                 -          607,000       1,134,000        225,000              -
 12/28/93   New Orleans / S. Carrollton Ave            -        1,575,000       2,941,000        404,000              -
 12/29/93   Orange / Main                              -        1,238,000       2,317,000      1,417,000              -
 12/29/93   Sunnyvale / Wedell                         -          554,000       1,037,000        780,000              -
 12/29/93   El Cajon / Magnolia                        -          421,000         791,000        533,000              -
 12/29/93   Orlando / S. Semoran Blvd.                 -          462,000         872,000        647,000              -
 12/29/93   Tampa / W. Hillsborough Ave                -          352,000         665,000        428,000              -
 12/29/93   Irving / West Loop 12                      -          341,000         643,000        197,000              -
 12/29/93   Fullerton / W. Commonwealth                -          904,000       1,687,000      1,039,000              -
 12/29/93   N. Lauderdale / Mcnab Rd                   -          628,000       1,182,000        701,000              -
 12/29/93   Los Alimitos / Cerritos                    -          695,000       1,299,000        701,000              -
 12/29/93   Frederick / Prospect Blvd.                 -          573,000       1,082,000        581,000              -
 12/29/93   Indianapolis / E. Washington               -          403,000         775,000        493,000              -
 12/29/93   Gardena / Western Ave.                     -          552,000       1,035,000        594,000              -
 12/29/93   Palm Bay / Bobcock Street                  -          409,000         775,000        527,000              -
  1/10/94   Hialeah / W. 20Th Ave.                     -        1,855,000       3,497,000        221,000              -
  1/12/94   Sunnyvale / N. Fair Oaks Ave               -          689,000       1,285,000        331,000              -
  1/12/94   Honolulu / Iwaena                          -                -       3,382,000        688,000              -
  1/12/94   Miami / Golden Glades                      -          579,000       1,081,000        397,000              -
  1/21/94   Herndon / Centreville Road                 -        1,584,000       2,981,000        343,000              -
  2/8/94    Las Vegas/S. Martin Luther King Blvd.      -        1,383,000       2,592,000      1,073,000              -
  2/28/94   Arlingtn/Old Jeffersn Davishwy             -          735,000       1,399,000        284,000              -
  3/8/94    Beaverton / Sw Barnes Road                 -          942,000       1,810,000        176,000              -
  3/21/94   Austin / Arboretum                         -          473,000         897,000      2,773,000              -
  3/25/94   Tinton Falls / Shrewsbury Ave              -        1,074,000       2,033,000        226,000              -

                                                           Gross Carrying Amount
                                                           At December 31, 2002
   Date                                        --------------------------------------------- Accumulated
 Acquired            Description                Land             Building          Total    Depreciation
--------------------------------------------------------------------------------------------------------
  8/1/93    Gaithersburg / E. Diamond             603,000        1,303,000       1,906,000       524,000
  8/11/93   Atlanta / Northside                 1,151,000        2,450,000       3,601,000     1,015,000
  8/11/93   Smyrna/ Rosswill Rd                   447,000        1,045,000       1,492,000       475,000
  8/13/93   So. Brunswick/Highway               1,077,000        2,345,000       3,422,000       961,000
  10/1/93   Denver / Federal Blvd                 876,000        1,826,000       2,702,000       722,000
  10/1/93   Citrus Heights                        528,000        1,100,000       1,628,000       456,000
  10/1/93   Lakewood / 6th Ave                    686,000        1,605,000       2,291,000       631,000
 10/27/93   Houston / S Shaver St                 482,000        1,083,000       1,565,000       462,000
  11/3/93   Upland/S. Euclid Ave.                 509,000        1,149,000       1,658,000       465,000
 11/16/93   Norcross / Jimmy Carter               628,000        1,364,000       1,992,000       555,000
 11/16/93   Seattle / 13th                      1,086,000        2,636,000       3,722,000     1,148,000
  12/9/93   Salt Lake City                        634,000        1,528,000       2,162,000       245,000
 12/16/93   West Valley City                      684,000        1,464,000       2,148,000       592,000
 12/21/93   Pinellas Park / 34th St. W            608,000        1,358,000       1,966,000       567,000
 12/28/93   New Orleans / S. Carrollton Ave     1,577,000        3,343,000       4,920,000     1,277,000
 12/29/93   Orange / Main                       1,595,000        3,377,000       4,972,000     1,252,000
 12/29/93   Sunnyvale / Wedell                    726,000        1,645,000       2,371,000       625,000
 12/29/93   El Cajon / Magnolia                   543,000        1,202,000       1,745,000       472,000
 12/29/93   Orlando / S. Semoran Blvd.            602,000        1,379,000       1,981,000       554,000
 12/29/93   Tampa / W. Hillsborough Ave           437,000        1,008,000       1,445,000       393,000
 12/29/93   Irving / West Loop 12                 355,000          826,000       1,181,000       345,000
 12/29/93   Fullerton / W. Commonwealth         1,161,000        2,469,000       3,630,000       922,000
 12/29/93   N. Lauderdale / Mcnab Rd              799,000        1,712,000       2,511,000       645,000
 12/29/93   Los Alimitos / Cerritos               875,000        1,820,000       2,695,000       665,000
 12/29/93   Frederick / Prospect Blvd.            693,000        1,543,000       2,236,000       578,000
 12/29/93   Indianapolis / E. Washington          506,000        1,165,000       1,671,000       446,000
 12/29/93   Gardena / Western Ave.                696,000        1,485,000       2,181,000       543,000
 12/29/93   Palm Bay / Bobcock Street             526,000        1,185,000       1,711,000       453,000
  1/10/94   Hialeah / W. 20Th Ave.              1,592,000        3,981,000       5,573,000     1,502,000
  1/12/94   Sunnyvale / N. Fair Oaks Ave          658,000        1,647,000       2,305,000       610,000
  1/12/94   Honolulu / Iwaena                           -        4,070,000       4,070,000     1,492,000
  1/12/94   Miami / Golden Glades                 558,000        1,499,000       2,057,000       597,000
  1/21/94   Herndon / Centreville Road          1,360,000        3,548,000       4,908,000     1,146,000
  2/8/94    Las Vegas/S. Martin Luther King Blvd1,438,000        3,610,000       5,048,000     1,336,000
  2/28/94   Arlingtn/Old Jeffersn Davishwy        631,000        1,787,000       2,418,000       707,000
  3/8/94    Beaverton / Sw Barnes Road            808,000        2,120,000       2,928,000       851,000
  3/21/94   Austin / Arboretum                  1,556,000        2,587,000       4,143,000       693,000
  3/25/94   Tinton Falls / Shrewsbury Ave         922,000        2,411,000       3,333,000       947,000

                                                                                                           Adjustments
                                                                      Initial Cost              Costs     Resulting from
                                                             -----------------------------    Subsequent  the Acquisition
   Date                                         Encum-                         Buildings &        to       of Minority
 Acquired            Description               brances              Land      Improvements    Acquisition   Interests
-----------------------------------------------------------------------------------------------------------------------------
  3/25/94   East Brunswick / Milltown Road             -        1,282,000       2,411,000        318,000              -
  3/25/94   Mercerville / Quakerbridge Road            -        1,109,000       2,111,000        257,000              -
  3/31/94   Hypoluxo                                   -          735,000       1,404,000      1,844,000              -
  4/26/94   No. Highlands / Roseville Road             -          980,000       1,835,000        333,000              -
  5/12/94   Fort Pierce/Okeechobee Road                -          438,000         842,000        280,000              -
  5/24/94   Hempstead/Peninsula Blvd.                  -        2,053,000       3,832,000        300,000              -
  5/24/94   La/Huntington                              -          483,000         905,000        152,000              -
  6/9/94    Chattanooga / Brainerd Road                -          613,000       1,170,000        232,000              -
  6/9/94    Chattanooga / Ringgold Road                -          761,000       1,433,000        396,000              -
  6/18/94   Las Vegas / S. Valley View Blvd            -          837,000       1,571,000        157,000              -
  6/23/94   Las Vegas / Tropicana                      -          750,000       1,408,000        217,000              -
  6/23/94   Henderson / Green Valley Pkwy              -        1,047,000       1,960,000        179,000              -
  6/24/94   Las Vegas / N. Lamb Blvd.                  -          869,000       1,629,000         39,000              -
  6/30/94   Birmingham / W. Oxmoor Road                -          532,000       1,004,000        386,000              -
  7/20/94   Milpitas / Dempsey Road                    -        1,260,000       2,358,000        206,000              -
  8/17/94   New Orleans/I-10                           -          784,000       1,470,000        198,000              -
  8/17/94   Beaverton / S.W. Denny Road                -          663,000       1,245,000        117,000              -
  8/17/94   Irwindale / Central Ave.                   -          674,000       1,263,000         93,000              -
  8/17/94   Suitland / St. Barnabas Rd                 -        1,530,000       2,913,000        292,000              -
  8/17/94   North Brunswick / How Lane                 -        1,238,000       2,323,000        115,000              -
  8/17/94   Lombard / 64th                             -          847,000       1,583,000        131,000              -
  8/17/94   Alsip / 27th                               -          406,000         765,000        109,000              -
  9/15/94   Huntsville / Old Monrovia Road             -          613,000       1,157,000        245,000              -
  9/27/94   West Haven / Bull Hill Lane                -          455,000         873,000      5,297,000              -
  9/30/94   San Francisco / Marin St.                  -        1,227,000       2,339,000      1,229,000              -
  9/30/94   Baltimore / Hillen Street                  -          580,000       1,095,000        261,000              -
  9/30/94   San Francisco /10th & Howard               -        1,423,000       2,668,000        251,000              -
  9/30/94   Montebello / E. Whittier                   -          383,000         732,000        150,000              -
  9/30/94   Arlington / Collins                        -          228,000         435,000        243,000              -
  9/30/94   Miami / S.W. 119th Ave                     -          656,000       1,221,000         66,000              -
  9/30/94   Blackwood / Erial Road                     -          774,000       1,437,000        119,000              -
  9/30/94   Concord / Monument                         -        1,092,000       2,027,000        378,000              -
  9/30/94   Rochester / Lee Road                       -          469,000         871,000        224,000              -
  9/30/94   Houston / Bellaire                         -          623,000       1,157,000        215,000              -
  9/30/94   Austin / Lamar Blvd                        -          781,000       1,452,000        147,000              -
  9/30/94   Milwaukee / Lovers Lane Rd                 -          469,000         871,000        119,000              -
  9/30/94   Monterey / Del Rey Oaks                    -        1,093,000       1,897,000        100,000              -
  9/30/94   St. Petersburg / 66Th St.                  -          427,000         793,000        173,000              -

                                                           Gross Carrying Amount
                                                           At December 31, 2002
   Date                                        --------------------------------------------- Accumulated
 Acquired            Description                Land             Building          Total    Depreciation
--------------------------------------------------------------------------------------------------------
  3/25/94   East Brunswick / Milltown Road      1,100,000        2,911,000       4,011,000     1,123,000
  3/25/94   Mercerville / Quakerbridge Road       951,000        2,526,000       3,477,000       978,000
  3/31/94   Hypoluxo                              631,000        3,352,000       3,983,000     2,342,000
  4/26/94   No. Highlands / Roseville Road        841,000        2,307,000       3,148,000       899,000
  5/12/94   Fort Pierce/Okeechobee Road           375,000        1,185,000       1,560,000       502,000
  5/24/94   Hempstead/Peninsula Blvd.           1,765,000        4,420,000       6,185,000     1,601,000
  5/24/94   La/Huntington                         414,000        1,126,000       1,540,000       448,000
  6/9/94    Chattanooga / Brainerd Road           526,000        1,489,000       2,015,000       586,000
  6/9/94    Chattanooga / Ringgold Road           654,000        1,936,000       2,590,000       782,000
  6/18/94   Las Vegas / S. Valley View Blvd       719,000        1,846,000       2,565,000       691,000
  6/23/94   Las Vegas / Tropicana                 644,000        1,731,000       2,375,000       670,000
  6/23/94   Henderson / Green Valley Pkwy         899,000        2,287,000       3,186,000       855,000
  6/24/94   Las Vegas / N. Lamb Blvd.             670,000        1,867,000       2,537,000       358,000
  6/30/94   Birmingham / W. Oxmoor Road           462,000        1,460,000       1,922,000       698,000
  7/20/94   Milpitas / Dempsey Road             1,081,000        2,743,000       3,824,000     1,004,000
  8/17/94   New Orleans/I-10                      673,000        1,779,000       2,452,000       664,000
  8/17/94   Beaverton / S.W. Denny Road           569,000        1,456,000       2,025,000       534,000
  8/17/94   Irwindale / Central Ave.              579,000        1,451,000       2,030,000       525,000
  8/17/94   Suitland / St. Barnabas Rd          1,314,000        3,421,000       4,735,000     1,248,000
  8/17/94   North Brunswick / How Lane          1,063,000        2,613,000       3,676,000       911,000
  8/17/94   Lombard / 64th                        727,000        1,834,000       2,561,000       668,000
  8/17/94   Alsip / 27th                          348,000          932,000       1,280,000       359,000
  9/15/94   Huntsville / Old Monrovia Road        526,000        1,489,000       2,015,000       577,000
  9/27/94   West Haven / Bull Hill Lane         1,966,000        4,659,000       6,625,000       851,000
  9/30/94   San Francisco / Marin St.           1,373,000        3,422,000       4,795,000     1,203,000
  9/30/94   Baltimore / Hillen Street             498,000        1,438,000       1,936,000       539,000
  9/30/94   San Francisco /10th & Howard        1,222,000        3,120,000       4,342,000     1,106,000
  9/30/94   Montebello / E. Whittier              329,000          936,000       1,265,000       359,000
  9/30/94   Arlington / Collins                   195,000          711,000         906,000       362,000
  9/30/94   Miami / S.W. 119th Ave                564,000        1,379,000       1,943,000       484,000
  9/30/94   Blackwood / Erial Road                664,000        1,666,000       2,330,000       585,000
  9/30/94   Concord / Monument                    937,000        2,560,000       3,497,000       949,000
  9/30/94   Rochester / Lee Road                  402,000        1,162,000       1,564,000       449,000
  9/30/94   Houston / Bellaire                    535,000        1,460,000       1,995,000       529,000
  9/30/94   Austin / Lamar Blvd                   670,000        1,710,000       2,380,000       621,000
  9/30/94   Milwaukee / Lovers Lane Rd            402,000        1,057,000       1,459,000       411,000
  9/30/94   Monterey / Del Rey Oaks               904,000        2,186,000       3,090,000       814,000
  9/30/94   St. Petersburg / 66Th St.             366,000        1,027,000       1,393,000       403,000

                                                                                                           Adjustments
                                                                      Initial Cost              Costs     Resulting from
                                                             -----------------------------    Subsequent  the Acquisition
   Date                                         Encum-                         Buildings &        to       of Minority
 Acquired            Description               brances              Land      Improvements    Acquisition   Interests
-----------------------------------------------------------------------------------------------------------------------------
  9/30/94   Dayton Bch / N. Nova Road                  -          396,000         735,000        150,000              -
  9/30/94   Maple Shade / Route 38                     -          994,000       1,846,000        179,000              -
  9/30/94   Marlton / Route 73 N.                      -          938,000       1,742,000         82,000              -
  9/30/94   Naperville / E. Ogden Ave                  -          683,000       1,268,000        116,000              -
  9/30/94   Long Beach / South Street                  -        1,778,000       3,307,000        283,000              -
  9/30/94   Aloha / S.W. Shaw                          -          805,000       1,495,000        137,000              -
  9/30/94   Alexandria / S. Pickett                    -        1,550,000       2,879,000        222,000              -
  9/30/94   Houston / Highway 6 North                  -        1,120,000       2,083,000        225,000              -
  9/30/94   San Antonio/Nacogdoches Rd                 -          571,000       1,060,000        209,000              -
  9/30/94   San Ramon/San Ramon Valley                 -        1,530,000       2,840,000        369,000              -
  9/30/94   San Rafael / Merrydale Rd                  -        1,705,000       3,165,000        213,000              -
  9/30/94   San Antonio / Austin Hwy                   -          592,000       1,098,000        185,000              -
  9/30/94   Sharonville / E. Kemper                    -          574,000       1,070,000        236,000              -
  10/7/94   Alcoa / Airport Plaza Drive                -          543,000       1,017,000        182,000              -
 10/13/94   Davie / State Road 84                      -          744,000       1,467,000        867,000              -
 10/13/94   Carrollton / Marsh Lane                    -          770,000       1,437,000      1,402,000              -
 10/31/94   Sherman Oaks / Van Nuys Blvd               -        1,278,000       2,461,000        908,000              -
 12/19/94   Salt Lake City/West North Temple           -          490,000         917,000        (55,000)             -
 12/27/94   Knoxville / Chapman Highway                -          753,000       1,411,000        412,000              -
 12/28/94   Milpitas / Watson                          -        1,575,000       2,925,000        239,000              -
 12/28/94   Las Vegas / Jones Blvd                     -        1,208,000       2,243,000        163,000              -
 12/28/94   Venice / Guthrie                           -          578,000       1,073,000        131,000              -
 12/30/94   Apple Valley / Foliage Ave                 -          910,000       1,695,000        223,000              -
  1/4/95    Chula Vista / Main Street                  -          735,000       1,802,000        184,000              -
  1/5/95    Pantego / West Park                        -          315,000         735,000        156,000              -
  1/12/95   Roswell / Alpharetta                       -          423,000         993,000        303,000              -
  1/23/95   North Bergen / Tonne                       -        1,564,000       3,772,000        340,000              -
  1/23/95   San Leandro / Hesperian                    -          734,000       1,726,000        127,000              -
  1/24/95   Nashville / Elm Hill                       -          338,000         791,000        362,000              -
  2/3/95    Reno / S. Mccarron Blvd                    -        1,080,000       2,537,000        176,000              -
  2/15/95   Schiller Park                              -        1,688,000       3,939,000        264,000              -
  2/15/95   Lansing                                    -        1,514,000       3,534,000        161,000              -
  2/15/95   Pleasanton                                 -        1,257,000       2,932,000         71,000              -
  2/15/95   LA/Sepulveda                               -        1,453,000       3,390,000        112,000              -
  2/28/95   Decatur / Flat Shoal                       -          970,000       2,288,000        409,000              -
  2/28/95   Smyrna / S. Cobb                           -          663,000       1,559,000        241,000              -
  2/28/95   Downey / Bellflower                        -          916,000       2,158,000        135,000              -
  2/28/95   Vallejo / Lincoln                          -          445,000       1,052,000        193,000              -

                                                           Gross Carrying Amount
                                                           At December 31, 2002
   Date                                        --------------------------------------------- Accumulated
 Acquired            Description                Land             Building          Total    Depreciation
--------------------------------------------------------------------------------------------------------
  9/30/94   Dayton Bch / N. Nova Road             339,000          942,000       1,281,000       367,000
  9/30/94   Maple Shade / Route 38                853,000        2,166,000       3,019,000       766,000
  9/30/94   Marlton / Route 73 N.                 805,000        1,957,000       2,762,000       685,000
  9/30/94   Naperville / E. Ogden Ave             586,000        1,481,000       2,067,000       530,000
  9/30/94   Long Beach / South Street           1,526,000        3,842,000       5,368,000     1,340,000
  9/30/94   Aloha / S.W. Shaw                     691,000        1,746,000       2,437,000       634,000
  9/30/94   Alexandria / S. Pickett             1,331,000        3,320,000       4,651,000     1,156,000
  9/30/94   Houston / Highway 6 North             961,000        2,467,000       3,428,000       916,000
  9/30/94   San Antonio/Nacogdoches Rd            490,000        1,350,000       1,840,000       487,000
  9/30/94   San Ramon/San Ramon Valley          1,313,000        3,426,000       4,739,000     1,265,000
  9/30/94   San Rafael / Merrydale Rd           1,463,000        3,620,000       5,083,000     1,279,000
  9/30/94   San Antonio / Austin Hwy              508,000        1,367,000       1,875,000       531,000
  9/30/94   Sharonville / E. Kemper               493,000        1,387,000       1,880,000       497,000
  10/7/94   Alcoa / Airport Plaza Drive           466,000        1,276,000       1,742,000       517,000
 10/13/94   Davie / State Road 84                 639,000        2,439,000       3,078,000       839,000
 10/13/94   Carrollton / Marsh Lane             1,023,000        2,586,000       3,609,000       881,000
 10/31/94   Sherman Oaks / Van Nuys Blvd        1,425,000        3,222,000       4,647,000     1,176,000
 12/19/94   Salt Lake City/West North Temple      385,000          967,000       1,352,000       151,000
 12/27/94   Knoxville / Chapman Highway           646,000        1,930,000       2,576,000       761,000
 12/28/94   Milpitas / Watson                   1,352,000        3,387,000       4,739,000     1,157,000
 12/28/94   Las Vegas / Jones Blvd              1,036,000        2,578,000       3,614,000       885,000
 12/28/94   Venice / Guthrie                      496,000        1,286,000       1,782,000       452,000
 12/30/94   Apple Valley / Foliage Ave            781,000        2,047,000       2,828,000       723,000
  1/4/95    Chula Vista / Main Street             736,000        1,985,000       2,721,000       774,000
  1/5/95    Pantego / West Park                   315,000          891,000       1,206,000       362,000
  1/12/95   Roswell / Alpharetta                  423,000        1,296,000       1,719,000       485,000
  1/23/95   North Bergen / Tonne                1,553,000        4,123,000       5,676,000     1,354,000
  1/23/95   San Leandro / Hesperian               735,000        1,852,000       2,587,000       623,000
  1/24/95   Nashville / Elm Hill                  338,000        1,153,000       1,491,000       533,000
  2/3/95    Reno / S. Mccarron Blvd             1,081,000        2,712,000       3,793,000       923,000
  2/15/95   Schiller Park                       1,690,000        4,201,000       5,891,000     1,212,000
  2/15/95   Lansing                             1,516,000        3,693,000       5,209,000     1,031,000
  2/15/95   Pleasanton                          1,258,000        3,002,000       4,260,000       828,000
  2/15/95   LA/Sepulveda                        1,455,000        3,500,000       4,955,000       976,000
  2/28/95   Decatur / Flat Shoal                  971,000        2,696,000       3,667,000     1,017,000
  2/28/95   Smyrna / S. Cobb                      664,000        1,799,000       2,463,000       660,000
  2/28/95   Downey / Bellflower                   917,000        2,292,000       3,209,000       763,000
  2/28/95   Vallejo / Lincoln                     446,000        1,244,000       1,690,000       460,000

                                                                                                           Adjustments
                                                                      Initial Cost              Costs     Resulting from
                                                             -----------------------------    Subsequent  the Acquisition
   Date                                         Encum-                         Buildings &        to       of Minority
 Acquired            Description               brances              Land      Improvements    Acquisition   Interests
-----------------------------------------------------------------------------------------------------------------------------
  2/28/95   Lynnwood / 180th St                        -          516,000       1,205,000        205,000              -
  2/28/95   Kent / Pacific Hwy                         -          728,000       1,711,000        148,000              -
  2/28/95   Kirkland                                   -        1,254,000       2,932,000        217,000              -
  2/28/95   Federal Way/Pacific                        -          785,000       1,832,000        270,000              -
  2/28/95   Tampa / S. Dale                            -          791,000       1,852,000        234,000              -
  2/28/95   Burlingame/Adrian Rd                       -        2,280,000       5,349,000        315,000              -
  2/28/95   Miami / Cloverleaf                         -          606,000       1,426,000        218,000              -
  2/28/95   Pinole / San Pablo                         -          639,000       1,502,000        233,000              -
  2/28/95   South Gate / Firesto                       -        1,442,000       3,449,000        350,000              -
  2/28/95   San Jose / Mabury                          -          892,000       2,088,000        141,000              -
  2/28/95   La Puente / Valley Blvd                    -          591,000       1,390,000        222,000              -
  2/28/95   San Jose / Capitol E                       -        1,215,000       2,852,000        145,000              -
  2/28/95   Milwaukie / 40th Street                    -          576,000       1,388,000        114,000              -
  2/28/95   Portland / N. Lombard                      -          812,000       1,900,000        199,000              -
  2/28/95   Miami / Biscayne                           -        1,313,000       3,076,000        131,000              -
  2/28/95   Chicago / Clark Street                     -          442,000       1,031,000        328,000              -
  2/28/95   Palatine / Dundee                          -          698,000       1,643,000        178,000              -
  2/28/95   Williamsville/Transit                      -          284,000         670,000        181,000              -
  2/28/95   Amherst / Sheridan                         -          484,000       1,151,000        158,000              -
  3/2/95    Everett / Highway 99                       -          859,000       2,022,000        234,000              -
  3/2/95    Burien / 1St Ave South                     -          763,000       1,783,000        263,000              -
  3/2/95    Kent / South 238th Street                  -          763,000       1,783,000        267,000              -
  3/31/95   Cheverly / Central Ave                     -          911,000       2,164,000        166,000              -
  5/1/95    Sandy / S. State Street                    -        1,043,000       2,442,000       (302,000)             -
  5/3/95    Largo / Ulmerton Roa                       -          263,000         654,000        139,000              -
  5/8/95    Fairfield/Western Street                   -          439,000       1,030,000         85,000              -
  5/8/95    Dallas / W. Mockingbird                    -        1,440,000       3,371,000        163,000              -
  5/8/95    East Point / Lakewood                      -          884,000       2,071,000        333,000              -
  5/25/95   Falls Church / Gallo                       -          350,000         835,000        212,000              -
  6/12/95   Baltimore / Old Waterloo                   -          769,000       1,850,000        134,000              -
  6/12/95   Pleasant Hill / Hookston                   -          766,000       1,848,000        133,000              -
  6/12/95   Mountain View/Old Middlefield              -        2,095,000       4,913,000        107,000              -
  6/30/95   San Jose / Blossom Hill                    -        1,467,000       3,444,000        179,000              -
  6/30/95   Fairfield / Kings Highway                  -        1,811,000       4,273,000        224,000              -
  6/30/95   Pacoima / Paxton Street            1,008,000          840,000       1,976,000        139,000              -
  6/30/95   Portland / Prescott                        -          647,000       1,509,000        179,000              -
  6/30/95   St. Petersburg                             -          352,000         827,000        198,000              -
  6/30/95   Dallas / Audelia Road                      -        1,166,000       2,725,000        822,000              -

                                                           Gross Carrying Amount
                                                           At December 31, 2002
   Date                                        --------------------------------------------- Accumulated
 Acquired            Description                Land             Building          Total    Depreciation
--------------------------------------------------------------------------------------------------------
  2/28/95   Lynnwood / 180th St                   517,000        1,409,000       1,926,000       526,000
  2/28/95   Kent / Pacific Hwy                    729,000        1,858,000       2,587,000       643,000
  2/28/95   Kirkland                            1,255,000        3,148,000       4,403,000     1,053,000
  2/28/95   Federal Way/Pacific                   786,000        2,101,000       2,887,000       794,000
  2/28/95   Tampa / S. Dale                       792,000        2,085,000       2,877,000       762,000
  2/28/95   Burlingame/Adrian Rd                2,283,000        5,661,000       7,944,000     1,889,000
  2/28/95   Miami / Cloverleaf                    607,000        1,643,000       2,250,000       593,000
  2/28/95   Pinole / San Pablo                    640,000        1,734,000       2,374,000       651,000
  2/28/95   South Gate / Firesto                1,444,000        3,797,000       5,241,000     1,370,000
  2/28/95   San Jose / Mabury                     893,000        2,228,000       3,121,000       721,000
  2/28/95   La Puente / Valley Blvd               592,000        1,611,000       2,203,000       620,000
  2/28/95   San Jose / Capitol E                1,216,000        2,996,000       4,212,000     1,007,000
  2/28/95   Milwaukie / 40th Street               580,000        1,498,000       2,078,000       530,000
  2/28/95   Portland / N. Lombard                 813,000        2,098,000       2,911,000       724,000
  2/28/95   Miami / Biscayne                    1,315,000        3,205,000       4,520,000     1,061,000
  2/28/95   Chicago / Clark Street                443,000        1,358,000       1,801,000       516,000
  2/28/95   Palatine / Dundee                     699,000        1,820,000       2,519,000       643,000
  2/28/95   Williamsville/Transit                 284,000          851,000       1,135,000       320,000
  2/28/95   Amherst / Sheridan                    485,000        1,308,000       1,793,000       478,000
  3/2/95    Everett / Highway 99                  860,000        2,255,000       3,115,000       822,000
  3/2/95    Burien / 1St Ave South                764,000        2,045,000       2,809,000       780,000
  3/2/95    Kent / South 238th Street             764,000        2,049,000       2,813,000       771,000
  3/31/95   Cheverly / Central Ave                912,000        2,329,000       3,241,000       768,000
  5/1/95    Sandy / S. State Street               924,000        2,259,000       3,183,000       349,000
  5/3/95    Largo / Ulmerton Roa                  263,000          793,000       1,056,000       334,000
  5/8/95    Fairfield/Western Street              440,000        1,114,000       1,554,000       377,000
  5/8/95    Dallas / W. Mockingbird             1,442,000        3,532,000       4,974,000     1,138,000
  5/8/95    East Point / Lakewood                 885,000        2,403,000       3,288,000       862,000
  5/25/95   Falls Church / Gallo                  350,000        1,047,000       1,397,000       447,000
  6/12/95   Baltimore / Old Waterloo              770,000        1,983,000       2,753,000       641,000
  6/12/95   Pleasant Hill / Hookston              767,000        1,980,000       2,747,000       648,000
  6/12/95   Mountain View/Old Middlefield       2,097,000        5,018,000       7,115,000     1,558,000
  6/30/95   San Jose / Blossom Hill             1,469,000        3,621,000       5,090,000     1,159,000
  6/30/95   Fairfield / Kings Highway           1,813,000        4,495,000       6,308,000     1,466,000
  6/30/95   Pacoima / Paxton Street               841,000        2,114,000       2,955,000       677,000
  6/30/95   Portland / Prescott                   648,000        1,687,000       2,335,000       577,000
  6/30/95   St. Petersburg                        352,000        1,025,000       1,377,000       380,000
  6/30/95   Dallas / Audelia Road               1,167,000        3,546,000       4,713,000     1,369,000

                                                                                                           Adjustments
                                                                      Initial Cost              Costs     Resulting from
                                                             -----------------------------    Subsequent  the Acquisition
   Date                                         Encum-                         Buildings &        to       of Minority
 Acquired            Description               brances              Land      Improvements    Acquisition   Interests
-----------------------------------------------------------------------------------------------------------------------------
  6/30/95   Miami Gardens                              -          823,000       1,929,000        183,000              -
  6/30/95   Grand Prairie / 19th                       -          566,000       1,329,000        145,000              -
  6/30/95   Joliet / Jefferson Street                  -          501,000       1,181,000        175,000              -
  6/30/95   Bridgeton / Pennridge                      -          283,000         661,000        171,000              -
  6/30/95   Portland / S.E.92nd                        -          638,000       1,497,000        167,000              -
  6/30/95   Houston / S.W. Freeway                     -          537,000       1,254,000      5,294,000              -
  6/30/95   Milwaukee / Brown                          -          358,000         849,000        164,000              -
  6/30/95   Orlando / W. Oak Ridge                     -          698,000       1,642,000        205,000              -
  6/30/95   Lauderhill / State Road                    -          644,000       1,508,000        135,000              -
  6/30/95   Orange Park /Blanding Blvd                 -          394,000         918,000        204,000              -
  6/30/95   St. Petersburg /Joe'S Creek                -          704,000       1,642,000        197,000              -
  6/30/95   St. Louis / Page Service Drive             -          531,000       1,241,000        169,000              -
  6/30/95   Independence /E. 42nd                      -          438,000       1,023,000        176,000              -
  6/30/95   Cherry Hill / Dobbs Lane                   -          716,000       1,676,000        123,000              -
  6/30/95   Edgewater Park / Route 130                 -          683,000       1,593,000        113,000              -
  6/30/95   Beaverton / S.W. 110                       -          572,000       1,342,000        152,000              -
  6/30/95   Markham / W. 159Th Place                   -          230,000         539,000        129,000              -
  6/30/95   Houston / N.W. Freeway                     -          447,000       1,066,000        122,000              -
  6/30/95   Portland / Gantenbein                      -          537,000       1,262,000        165,000              -
  6/30/95   Upper Chichester/Market St.                -          569,000       1,329,000        113,000              -
  6/30/95   Fort Worth / Hwy 80                        -          379,000         891,000        132,000              -
  6/30/95   Greenfield/ S. 108th                       -          728,000       1,707,000        204,000              -
  6/30/95   Altamonte Springs                          -          566,000       1,326,000        118,000              -
  6/30/95   East Hazel Crest / Halsted                 -          483,000       1,127,000        165,000              -
  6/30/95   Seattle / Delridge Way                     -          760,000       1,779,000        163,000              -
  6/30/95   Elmhurst / Lake Frontage Rd                -          748,000       1,758,000        156,000              -
  6/30/95   Los Angeles / Beverly Blvd                 -          787,000       1,886,000        313,000              -
  6/30/95   Lawrenceville / Brunswick                  -          841,000       1,961,000        115,000              -
  6/30/95   Richmond / Carlson                         -          865,000       2,025,000        297,000              -
  6/30/95   Liverpool / Oswego Road                    -          545,000       1,279,000        245,000              -
  6/30/95   Rochester / East Ave                       -          578,000       1,375,000        150,000              -
  6/30/95   Pasadena / E. Beltway                      -          757,000       1,767,000        140,000              -
  7/13/95   Tarzana / Burbank Blvd                     -        2,895,000       6,823,000        391,000              -
  7/31/95   Orlando / Lakehurst                  911,000          450,000       1,063,000        152,000              -
  7/31/95   Livermore / Portola                1,222,000          921,000       2,157,000        190,000              -
  7/31/95   San Jose / Tully                   1,512,000          912,000       2,137,000        277,000              -
  7/31/95   Mission Bay                        3,752,000        1,617,000       3,785,000        461,000              -

                                                           Gross Carrying Amount
                                                           At December 31, 2002
   Date                                        --------------------------------------------- Accumulated
 Acquired            Description                Land             Building          Total    Depreciation
--------------------------------------------------------------------------------------------------------
  6/30/95   Miami Gardens                         824,000        2,111,000       2,935,000       693,000
  6/30/95   Grand Prairie / 19th                  567,000        1,473,000       2,040,000       504,000
  6/30/95   Joliet / Jefferson Street             502,000        1,355,000       1,857,000       474,000
  6/30/95   Bridgeton / Pennridge                 283,000          832,000       1,115,000       319,000
  6/30/95   Portland / S.E.92nd                   639,000        1,663,000       2,302,000       577,000
  6/30/95   Houston / S.W. Freeway              1,608,000        5,477,000       7,085,000       634,000
  6/30/95   Milwaukee / Brown                     358,000        1,013,000       1,371,000       366,000
  6/30/95   Orlando / W. Oak Ridge                699,000        1,846,000       2,545,000       653,000
  6/30/95   Lauderhill / State Road               645,000        1,642,000       2,287,000       557,000
  6/30/95   Orange Park /Blanding Blvd            394,000        1,122,000       1,516,000       411,000
  6/30/95   St. Petersburg /Joe'S Creek           705,000        1,838,000       2,543,000       610,000
  6/30/95   St. Louis / Page Service Drive        532,000        1,409,000       1,941,000       486,000
  6/30/95   Independence /E. 42nd                 439,000        1,198,000       1,637,000       432,000
  6/30/95   Cherry Hill / Dobbs Lane              717,000        1,798,000       2,515,000       565,000
  6/30/95   Edgewater Park / Route 130            684,000        1,705,000       2,389,000       539,000
  6/30/95   Beaverton / S.W. 110                  573,000        1,493,000       2,066,000       504,000
  6/30/95   Markham / W. 159Th Place              230,000          668,000         898,000       253,000
  6/30/95   Houston / N.W. Freeway                448,000        1,187,000       1,635,000       436,000
  6/30/95   Portland / Gantenbein                 538,000        1,426,000       1,964,000       478,000
  6/30/95   Upper Chichester/Market St.           570,000        1,441,000       2,011,000       477,000
  6/30/95   Fort Worth / Hwy 80                   379,000        1,023,000       1,402,000       365,000
  6/30/95   Greenfield/ S. 108th                  729,000        1,910,000       2,639,000       651,000
  6/30/95   Altamonte Springs                     567,000        1,443,000       2,010,000       480,000
  6/30/95   East Hazel Crest / Halsted            484,000        1,291,000       1,775,000       460,000
  6/30/95   Seattle / Delridge Way                761,000        1,941,000       2,702,000       656,000
  6/30/95   Elmhurst / Lake Frontage Rd           749,000        1,913,000       2,662,000       631,000
  6/30/95   Los Angeles / Beverly Blvd            788,000        2,198,000       2,986,000       829,000
  6/30/95   Lawrenceville / Brunswick             842,000        2,075,000       2,917,000       658,000
  6/30/95   Richmond / Carlson                    866,000        2,321,000       3,187,000       773,000
  6/30/95   Liverpool / Oswego Road               546,000        1,523,000       2,069,000       518,000
  6/30/95   Rochester / East Ave                  579,000        1,524,000       2,103,000       519,000
  6/30/95   Pasadena / E. Beltway                 758,000        1,906,000       2,664,000       622,000
  7/13/95   Tarzana / Burbank Blvd              2,898,000        7,211,000      10,109,000     2,407,000
  7/31/95   Orlando / Lakehurst                   451,000        1,214,000       1,665,000       409,000
  7/31/95   Livermore / Portola                   922,000        2,346,000       3,268,000       767,000
  7/31/95   San Jose / Tully                      913,000        2,413,000       3,326,000       799,000
  7/31/95   Mission Bay                         1,619,000        4,244,000       5,863,000     1,469,000

                                                                                                           Adjustments
                                                                      Initial Cost              Costs     Resulting from
                                                             -----------------------------    Subsequent  the Acquisition
   Date                                         Encum-                         Buildings &        to       of Minority
 Acquired            Description               brances              Land      Improvements    Acquisition   Interests
-----------------------------------------------------------------------------------------------------------------------------
  7/31/95   Las Vegas / Decatur                        -        1,147,000       2,697,000        278,000              -
  7/31/95   Pleasanton / Stanley                       -        1,624,000       3,811,000        203,000              -
  7/31/95   Castro Valley / Grove                      -          757,000       1,772,000         85,000              -
  7/31/95   Honolulu / Kaneohe                         -        1,215,000       2,846,000      2,037,000              -
  7/31/95   Chicago / Wabash Ave                       -          645,000       1,535,000        646,000              -
  7/31/95   Springfield / Parker                       -          765,000       1,834,000        149,000              -
  7/31/95   Huntington Bch/Gotham                      -          765,000       1,808,000        168,000              -
  7/31/95   Tucker / Lawrenceville                     -          630,000       1,480,000        175,000              -
  7/31/95   Marietta / Canton Road                     -          600,000       1,423,000        226,000              -
  7/31/95   Wheeling / Hintz                           -          450,000       1,054,000        120,000              -
  8/1/95    Gresham / Division                         -          607,000       1,428,000        102,000              -
  8/1/95    Tucker / Lawrenceville                     -          600,000       1,405,000        254,000              -
  8/1/95    Decatur / Covington                        -          720,000       1,694,000        199,000              -
  8/11/95   Studio City/Ventura                        -        1,285,000       3,015,000        157,000              -
  8/12/95   Smyrna / Hargrove Road                     -        1,020,000       3,038,000        346,000              -
  9/1/95    Hayward / Mission Blvd                     -        1,020,000       2,383,000        158,000              -
  9/1/95    Park City / Belvider                       -          600,000       1,405,000        105,000              -
  9/1/95    New Castle/Dupont Parkway                  -          990,000       2,369,000        158,000              -
  9/1/95    Las Vegas / Rainbow                        -        1,050,000       2,459,000        113,000              -
  9/1/95    Mountain View / Reng                       -          945,000       2,216,000        126,000              -
  9/1/95    Venice / Cadillac                          -          930,000       2,182,000        213,000              -
  9/1/95    Simi Valley /Los Angeles                   -        1,590,000       3,724,000        190,000              -
  9/1/95    Spring Valley/Foreman                      -        1,095,000       2,572,000        156,000              -
  9/6/95    Darien / Frontage Road                     -          975,000       2,321,000        104,000              -
  9/30/95   Whittier                                   -          215,000         384,000        206,000        772,000
  9/30/95   Van Nuys/Balboa                            -          295,000         657,000        130,000      1,165,000
  9/30/95   Huntington Beach                           -          176,000         321,000        170,000        723,000
  9/30/95   Monterey Park                         82,000          124,000         346,000        129,000        785,000
  9/30/95   Downey                                     -          191,000         317,000        154,000        816,000
  9/30/95   Del Amo                                    -          474,000         742,000        144,000        940,000
  9/30/95   Carson                                     -          375,000         735,000        119,000        422,000
  9/30/95   Van Nuys/Balboa Blvd                       -        1,920,000       4,504,000        317,000              -
 10/31/95   San Lorenzo /Hesperian                     -        1,590,000       3,716,000        381,000              -
 10/31/95   Chicago / W. 47th Street                   -          300,000         708,000        202,000              -
 10/31/95   Los Angeles / Eastern                      -          455,000       1,070,000        133,000              -
 11/15/95   Costa Mesa                                 -          522,000       1,218,000         68,000              -
 11/15/95   Plano / E. 14th                            -          705,000       1,646,000         91,000              -
 11/15/95   Citrus Heights/Sunrise                     -          520,000       1,213,000        125,000              -
 11/15/95   Modesto/Briggsmore Ave                     -          470,000       1,097,000        111,000              -

                                                           Gross Carrying Amount
                                                           At December 31, 2002
   Date                                        --------------------------------------------- Accumulated
 Acquired            Description                Land             Building          Total    Depreciation
--------------------------------------------------------------------------------------------------------
  7/31/95   Las Vegas / Decatur                 1,148,000        2,974,000       4,122,000       968,000
  7/31/95   Pleasanton / Stanley                1,626,000        4,012,000       5,638,000     1,264,000
  7/31/95   Castro Valley / Grove                 758,000        1,856,000       2,614,000       589,000
  7/31/95   Honolulu / Kaneohe                  2,136,000        3,962,000       6,098,000     1,110,000
  7/31/95   Chicago / Wabash Ave                  646,000        2,180,000       2,826,000       911,000
  7/31/95   Springfield / Parker                  766,000        1,982,000       2,748,000       650,000
  7/31/95   Huntington Bch/Gotham                 766,000        1,975,000       2,741,000       670,000
  7/31/95   Tucker / Lawrenceville                631,000        1,654,000       2,285,000       585,000
  7/31/95   Marietta / Canton Road                601,000        1,648,000       2,249,000       582,000
  7/31/95   Wheeling / Hintz                      451,000        1,173,000       1,624,000       405,000
  8/1/95    Gresham / Division                    608,000        1,529,000       2,137,000       503,000
  8/1/95    Tucker / Lawrenceville                601,000        1,658,000       2,259,000       601,000
  8/1/95    Decatur / Covington                   721,000        1,892,000       2,613,000       653,000
  8/11/95   Studio City/Ventura                 1,287,000        3,170,000       4,457,000       992,000
  8/12/95   Smyrna / Hargrove Road              1,021,000        3,383,000       4,404,000     1,027,000
  9/1/95    Hayward / Mission Blvd              1,021,000        2,540,000       3,561,000       793,000
  9/1/95    Park City / Belvider                  601,000        1,509,000       2,110,000       478,000
  9/1/95    New Castle/Dupont Parkway             991,000        2,526,000       3,517,000       789,000
  9/1/95    Las Vegas / Rainbow                 1,051,000        2,571,000       3,622,000       807,000
  9/1/95    Mountain View / Reng                  946,000        2,341,000       3,287,000       734,000
  9/1/95    Venice / Cadillac                     931,000        2,394,000       3,325,000       800,000
  9/1/95    Simi Valley /Los Angeles            1,592,000        3,912,000       5,504,000     1,233,000
  9/1/95    Spring Valley/Foreman               1,096,000        2,727,000       3,823,000       851,000
  9/6/95    Darien / Frontage Road                976,000        2,424,000       3,400,000       784,000
  9/30/95   Whittier                              215,000        1,362,000       1,577,000       456,000
  9/30/95   Van Nuys/Balboa                       295,000        1,952,000       2,247,000       722,000
  9/30/95   Huntington Beach                      176,000        1,214,000       1,390,000       433,000
  9/30/95   Monterey Park                         124,000        1,260,000       1,384,000       477,000
  9/30/95   Downey                                191,000        1,287,000       1,478,000       459,000
  9/30/95   Del Amo                               475,000        1,825,000       2,300,000       826,000
  9/30/95   Carson                                375,000        1,276,000       1,651,000       397,000
  9/30/95   Van Nuys/Balboa Blvd                1,922,000        4,819,000       6,741,000     1,310,000
 10/31/95   San Lorenzo /Hesperian              1,592,000        4,095,000       5,687,000     1,029,000
 10/31/95   Chicago / W. 47th Street              300,000          910,000       1,210,000       279,000
 10/31/95   Los Angeles / Eastern                 456,000        1,202,000       1,658,000       357,000
 11/15/95   Costa Mesa                            523,000        1,285,000       1,808,000       385,000
 11/15/95   Plano / E. 14th                       706,000        1,736,000       2,442,000       503,000
 11/15/95   Citrus Heights/Sunrise                521,000        1,337,000       1,858,000       434,000
 11/15/95   Modesto/Briggsmore Ave                471,000        1,207,000       1,678,000       376,000

                                                                                                           Adjustments
                                                                      Initial Cost              Costs     Resulting from
                                                             -----------------------------    Subsequent  the Acquisition
   Date                                         Encum-                         Buildings &        to       of Minority
 Acquired            Description               brances              Land      Improvements    Acquisition   Interests
-----------------------------------------------------------------------------------------------------------------------------
 11/15/95   So San Francisco/Spruce                    -        1,905,000       4,444,000        346,000              -
 11/15/95   Pacheco/Buchanan Circle                    -        1,681,000       3,951,000        209,000              -
 11/16/95   Palm Beach Gardens                         -          657,000       1,540,000        150,000              -
 11/16/95   Delray Beach                               -          600,000       1,407,000        168,000              -
  1/1/96    Bensenville/York Rd                        -          667,000       1,602,000        175,000        895,000
  1/1/96    Louisville/Preston                         -          211,000       1,060,000         78,000        594,000
  1/1/96    San Jose/Aborn Road                        -          615,000       1,342,000         97,000        759,000
  1/1/96    Englewood/Federal                          -          481,000       1,395,000        128,000        777,000
  1/1/96    W. Hollywood/Santa Monica                  -        3,415,000       4,577,000        210,000      2,552,000
  1/1/96    Orland Hills/W. 159th                      -          917,000       2,392,000        206,000      1,342,000
  1/1/96    Merrionette Park                           -          818,000       2,020,000         95,000      1,122,000
  1/1/96    Denver/S Quebec                            -        1,849,000       1,941,000        171,000      1,086,000
  1/1/96    Tigard/S.W. Pacific                        -          633,000       1,206,000        126,000        705,000
  1/1/96    Coram/Middle Count                         -          507,000       1,421,000        103,000        792,000
  1/1/96    Houston/FM 1960                            -          635,000       1,294,000        221,000        783,000
  1/1/96    Kent/Military Trail                        -          409,000       1,670,000        160,000        956,000
  1/1/96    Turnersville/Black                         -          165,000       1,360,000        119,000        758,000
  1/1/96    Sewell/Rts. 553                            -          323,000       1,138,000        116,000        658,000
  1/1/96    Maple Shade/Fellowship                     -          331,000       1,421,000        125,000        803,000
  1/1/96    Hyattsville/Kenilworth                     -          509,000       1,757,000        128,000      1,000,000
  1/1/96    Waterbury/Captain                          -          434,000       2,089,000        131,000      1,162,000
  1/1/96    Bedford Hts/Miles                          -          835,000       1,577,000        267,000        929,000
  1/1/96    Livonia/Newburgh                           -          635,000       1,407,000        115,000        783,000
  1/1/96    Sunland/Sunland Blvd.                      -          631,000       1,965,000         84,000      1,090,000
  1/1/96    Des Moines                                 -          448,000       1,350,000        101,000        768,000
  1/1/96    Oxonhill/Indianhead                        -          772,000       2,017,000        256,000      1,141,000
  1/1/96    Sacramento/N. 16th                         -          582,000       2,610,000        157,000      1,466,000
  1/1/96    Houston/Westheimer                         -        1,508,000       2,274,000        202,000      1,304,000
  1/1/96    San Pablo/San Pablo                        -          565,000       1,232,000        141,000        713,000
  1/1/96    Bowie/Woodcliff                            -          718,000       2,336,000         99,000      1,292,000
  1/1/96    Milwaukee/S. 84th                          -          444,000       1,868,000        249,000      1,091,000
  1/1/96    Clinton/Malcolm Road                       -          593,000       2,123,000        207,000      1,187,000
  1/3/96    San Gabriel                                -        1,005,000       2,345,000        229,000              -
  1/5/96    San Francisco, Second St.                  -        2,880,000       6,814,000        198,000              -
  1/12/96   San Antonio, TX                            -          912,000       2,170,000         75,000              -
  2/29/96   Naples, FL/Old US 41                       -          849,000       2,016,000        147,000              -
  2/29/96   Lake Worth, FL/S. Military Tr.             -        1,782,000       4,723,000        168,000              -
  2/29/96   Brandon, FL/W Brandon Blvd.                -        1,928,000       4,523,000        904,000              -

                                                          Gross Carrying Amount
                                                          At December 31, 2002
   Date                                       --------------------------------------------- Accumulated
 Acquired            Description               Land             Building          Total    Depreciation
-------------------------------------------------------------------------------------------------------
 11/15/95   So San Francisco/Spruce            1,907,000        4,788,000       6,695,000     1,390,000
 11/15/95   Pacheco/Buchanan Circle            1,683,000        4,158,000       5,841,000     1,200,000
 11/16/95   Palm Beach Gardens                   658,000        1,689,000       2,347,000       544,000
 11/16/95   Delray Beach                         601,000        1,574,000       2,175,000       528,000
  1/1/96    Bensenville/York Rd                  668,000        2,671,000       3,339,000       706,000
  1/1/96    Louisville/Preston                   211,000        1,732,000       1,943,000       450,000
  1/1/96    San Jose/Aborn Road                  616,000        2,197,000       2,813,000       583,000
  1/1/96    Englewood/Federal                    482,000        2,299,000       2,781,000       621,000
  1/1/96    W. Hollywood/Santa Monica          3,419,000        7,335,000      10,754,000     1,873,000
  1/1/96    Orland Hills/W. 159th                918,000        3,939,000       4,857,000     1,041,000
  1/1/96    Merrionette Park                     819,000        3,236,000       4,055,000       840,000
  1/1/96    Denver/S Quebec                    1,851,000        3,196,000       5,047,000       824,000
  1/1/96    Tigard/S.W. Pacific                  634,000        2,036,000       2,670,000       531,000
  1/1/96    Coram/Middle Count                   508,000        2,315,000       2,823,000       573,000
  1/1/96    Houston/FM 1960                      636,000        2,297,000       2,933,000       638,000
  1/1/96    Kent/Military Trail                  409,000        2,786,000       3,195,000       703,000
  1/1/96    Turnersville/Black                   165,000        2,237,000       2,402,000       564,000
  1/1/96    Sewell/Rts. 553                      323,000        1,912,000       2,235,000       496,000
  1/1/96    Maple Shade/Fellowship               331,000        2,349,000       2,680,000       572,000
  1/1/96    Hyattsville/Kenilworth               510,000        2,884,000       3,394,000       706,000
  1/1/96    Waterbury/Captain                    435,000        3,381,000       3,816,000       733,000
  1/1/96    Bedford Hts/Miles                    836,000        2,772,000       3,608,000       695,000
  1/1/96    Livonia/Newburgh                     636,000        2,304,000       2,940,000       563,000
  1/1/96    Sunland/Sunland Blvd.                632,000        3,138,000       3,770,000       737,000
  1/1/96    Des Moines                           449,000        2,218,000       2,667,000       574,000
  1/1/96    Oxonhill/Indianhead                  773,000        3,413,000       4,186,000       807,000
  1/1/96    Sacramento/N. 16th                   583,000        4,232,000       4,815,000       871,000
  1/1/96    Houston/Westheimer                 1,510,000        3,778,000       5,288,000       958,000
  1/1/96    San Pablo/San Pablo                  566,000        2,085,000       2,651,000       515,000
  1/1/96    Bowie/Woodcliff                      719,000        3,726,000       4,445,000       829,000
  1/1/96    Milwaukee/S. 84th                    445,000        3,207,000       3,652,000       740,000
  1/1/96    Clinton/Malcolm Road                 594,000        3,516,000       4,110,000       763,000
  1/3/96    San Gabriel                        1,006,000        2,573,000       3,579,000       847,000
  1/5/96    San Francisco, Second St.          2,883,000        7,009,000       9,892,000     2,012,000
  1/12/96   San Antonio, TX                      913,000        2,244,000       3,157,000       662,000
  2/29/96   Naples, FL/Old US 41                 850,000        2,162,000       3,012,000       640,000
  2/29/96   Lake Worth, FL/S. Military Tr.     1,784,000        4,889,000       6,673,000     1,392,000
  2/29/96   Brandon, FL/W Brandon Blvd.        1,930,000        5,425,000       7,355,000     2,059,000

                                                                                                           Adjustments
                                                                      Initial Cost              Costs     Resulting from
                                                             -----------------------------    Subsequent  the Acquisition
   Date                                         Encum-                         Buildings &        to       of Minority
 Acquired            Description               brances              Land      Improvements    Acquisition   Interests
-----------------------------------------------------------------------------------------------------------------------------
  2/29/96   Coral Springs FL/W Sample Rd.              -        3,480,000       8,148,000        225,000              -
  2/29/96   Delray Beach FL/S Military Tr.             -          941,000       2,222,000        178,000              -
  2/29/96   Jupiter FL/Military Trail                  -        2,280,000       5,347,000        290,000              -
  2/29/96   Lakeworth FL/Lake Worth Rd                 -          737,000       1,742,000        156,000              -
  2/29/96   New Port Richey/State Rd 54                -          857,000       2,025,000        145,000              -
  2/29/96   Sanford FL/S Orlando Dr                    -          734,000       1,749,000      1,894,000              -
  3/8/96    Atlanta/Roswell                            -          898,000       3,649,000         94,000              -
  3/31/96   Oakland                                    -        1,065,000       2,764,000        244,000              -
  3/31/96   Saratoga                                   -        2,339,000       6,081,000        126,000              -
  3/31/96   Randallstown                               -        1,359,000       3,527,000        240,000              -
  3/31/96   Plano                                      -          650,000       1,682,000        126,000              -
  3/31/96   Houston                                    -          543,000       1,402,000        120,000              -
  3/31/96   Irvine                                     -        1,920,000       4,975,000        503,000              -
  3/31/96   Milwaukee                                  -          542,000       1,402,000        109,000              -
  3/31/96   Carrollton                                 -          578,000       1,495,000        107,000              -
  3/31/96   Torrance                                   -        1,415,000       3,675,000        158,000              -
  3/31/96   Jacksonville                               -          713,000       1,845,000        192,000              -
  3/31/96   Dallas                                     -          315,000         810,000      1,728,000              -
  3/31/96   Houston                                    -          669,000       1,724,000        447,000              -
  3/31/96   Baltimore                                  -          842,000       2,180,000        177,000              -
  3/31/96   New Haven                                  -          740,000       1,907,000       (241,000)             -
  4/1/96    Chicago/Pulaski                            -          764,000       1,869,000        152,000              -
  4/1/96    Las Vegas/Desert Inn                       -        1,115,000       2,729,000        115,000              -
  4/1/96    Torrance/Crenshaw                          -          916,000       2,243,000         87,000              -
  4/1/96    Weymouth                                   -          485,000       1,187,000        150,000              -
  4/1/96    St. Louis/Barrett Station Road             -          630,000       1,542,000        111,000              -
  4/1/96    Rockville/Randolph                         -        1,153,000       2,823,000        148,000              -
  4/1/96    Simi Valley/East Street                    -          970,000       2,374,000         67,000              -
  4/1/96    Houston/Westheimer                         -        1,390,000       3,402,000      4,203,000              -
  4/3/96    Naples                                     -        1,187,000       2,809,000        216,000              -
  6/26/96   Boca Raton                                 -        3,180,000       7,468,000        967,000              -
  6/28/96   Venice                                     -          669,000       1,575,000        160,000              -
  6/30/96   Las Vegas                                  -          921,000       2,155,000        188,000              -
  6/30/96   Bedford Park                               -          606,000       1,419,000        195,000              -
  6/30/96   Los Angeles                                -          692,000       1,616,000         96,000              -
  6/30/96   Silver Spring                              -        1,513,000       3,535,000        247,000              -
  6/30/96   Newark                                     -        1,051,000       2,458,000        114,000              -
  6/30/96   Brooklyn                                   -          783,000       1,830,000        416,000              -

                                                           Gross Carrying Amount
                                                           At December 31, 2002
   Date                                        --------------------------------------------- Accumulated
 Acquired            Description                Land             Building          Total    Depreciation
--------------------------------------------------------------------------------------------------------
  2/29/96   Coral Springs FL/W Sample Rd.       3,484,000        8,369,000      11,853,000     2,337,000
  2/29/96   Delray Beach FL/S Military Tr.        942,000        2,399,000       3,341,000       751,000
  2/29/96   Jupiter FL/Military Trail           2,283,000        5,634,000       7,917,000     1,564,000
  2/29/96   Lakeworth FL/Lake Worth Rd            738,000        1,897,000       2,635,000       597,000
  2/29/96   New Port Richey/State Rd 54           858,000        2,169,000       3,027,000       653,000
  2/29/96   Sanford FL/S Orlando Dr               976,000        3,401,000       4,377,000       988,000
  3/8/96    Atlanta/Roswell                       899,000        3,742,000       4,641,000     1,045,000
  3/31/96   Oakland                             1,066,000        3,007,000       4,073,000       899,000
  3/31/96   Saratoga                            2,342,000        6,204,000       8,546,000     1,709,000
  3/31/96   Randallstown                        1,361,000        3,765,000       5,126,000     1,073,000
  3/31/96   Plano                                 651,000        1,807,000       2,458,000       543,000
  3/31/96   Houston                               544,000        1,521,000       2,065,000       454,000
  3/31/96   Irvine                              1,922,000        5,476,000       7,398,000     1,557,000
  3/31/96   Milwaukee                             543,000        1,510,000       2,053,000       454,000
  3/31/96   Carrollton                            579,000        1,601,000       2,180,000       473,000
  3/31/96   Torrance                            1,417,000        3,831,000       5,248,000     1,076,000
  3/31/96   Jacksonville                          714,000        2,036,000       2,750,000       611,000
  3/31/96   Dallas                                315,000        2,538,000       2,853,000       406,000
  3/31/96   Houston                               670,000        2,170,000       2,840,000       668,000
  3/31/96   Baltimore                             843,000        2,356,000       3,199,000       676,000
  3/31/96   New Haven                             669,000        1,737,000       2,406,000       522,000
  4/1/96    Chicago/Pulaski                       765,000        2,020,000       2,785,000       529,000
  4/1/96    Las Vegas/Desert Inn                1,116,000        2,843,000       3,959,000       753,000
  4/1/96    Torrance/Crenshaw                     917,000        2,329,000       3,246,000       582,000
  4/1/96    Weymouth                              486,000        1,336,000       1,822,000       300,000
  4/1/96    St. Louis/Barrett Station Road        631,000        1,652,000       2,283,000       413,000
  4/1/96    Rockville/Randolph                  1,154,000        2,970,000       4,124,000       734,000
  4/1/96    Simi Valley/East Street               971,000        2,440,000       3,411,000       605,000
  4/1/96    Houston/Westheimer                  1,392,000        7,603,000       8,995,000     1,874,000
  4/3/96    Naples                              1,188,000        3,024,000       4,212,000       917,000
  6/26/96   Boca Raton                          3,184,000        8,431,000      11,615,000     2,370,000
  6/28/96   Venice                                670,000        1,734,000       2,404,000       530,000
  6/30/96   Las Vegas                             922,000        2,342,000       3,264,000       679,000
  6/30/96   Bedford Park                          607,000        1,613,000       2,220,000       495,000
  6/30/96   Los Angeles                           693,000        1,711,000       2,404,000       490,000
  6/30/96   Silver Spring                       1,515,000        3,780,000       5,295,000     1,063,000
  6/30/96   Newark                              1,052,000        2,571,000       3,623,000       700,000
  6/30/96   Brooklyn                              784,000        2,245,000       3,029,000       714,000

                                                                                                           Adjustments
                                                                      Initial Cost              Costs     Resulting from
                                                             -----------------------------    Subsequent  the Acquisition
   Date                                         Encum-                         Buildings &        to       of Minority
 Acquired            Description               brances              Land      Improvements    Acquisition   Interests
-----------------------------------------------------------------------------------------------------------------------------
  7/2/96    Glen Burnie/Furnace Br Rd                  -        1,755,000       4,150,000        156,000              -
  7/22/96   Lakewood/W Hampton                         -          717,000       2,092,000         73,000              -
  8/13/96   Norcross/Holcomb Bridge Rd                 -          955,000       3,117,000        122,000              -
  9/5/96    Spring Valley/S Pascack rd                 -        1,260,000       2,966,000        282,000              -
  9/16/96   Dallas/Royal Lane                          -        1,008,000       2,426,000        202,000              -
  9/16/96   Colorado Springs/Tomah Drive               -          731,000       1,759,000        106,000              -
  9/16/96   Lewisville/S. Stemmons                     -          603,000       1,451,000        137,000              -
  9/16/96   Las Vegas/Boulder Hwy.                     -          947,000       2,279,000        244,000              -
  9/16/96   Sarasota/S. Tamiami Trail                  -          584,000       1,407,000        112,000              -
  9/16/96   Willow Grove/Maryland Road                 -          673,000       1,620,000         83,000              -
  9/16/96   Houston/W. Montgomery Rd.                  -          524,000       1,261,000        184,000              -
  9/16/96   Denver/W. Hampden                          -        1,084,000       2,609,000        143,000              -
  9/16/96   Littleton/Southpark Way                    -          922,000       2,221,000        237,000              -
  9/16/96   Petaluma/Baywood Drive                     -          861,000       2,074,000        147,000              -
  9/16/96   Canoga Park/Sherman Way                    -        1,543,000       3,716,000        529,000              -
  9/16/96   Jacksonville/South Lane Ave.               -          554,000       1,334,000        182,000              -
  9/16/96   Newport News/Warwick Blvd.                 -          575,000       1,385,000        144,000              -
  9/16/96   Greenbrook/Route 22                        -        1,227,000       2,954,000        243,000              -
  9/16/96   Monsey/Route 59                            -        1,068,000       2,572,000        109,000              -
  9/16/96   Santa Rosa/Santa Rosa Ave.                 -          575,000       1,385,000        104,000              -
  9/16/96   Fort Worth/Brentwood                       -          823,000       2,016,000        134,000              -
  9/16/96   Glendale/San Fernando Road                 -        2,500,000       6,124,000        121,000              -
  9/16/96   Houston/Harwin                             -          549,000       1,344,000        129,000              -
  9/16/96   Irvine/Cowan Street                        -        1,890,000       4,631,000        211,000              -
  9/16/96   Fairfield/Dixie Highway                    -          427,000       1,046,000        106,000              -
  9/16/96   Mesa/Country Club Drive                    -          701,000       1,718,000        163,000              -
  9/16/96   San Francisco/Geary Blvd.                  -        2,957,000       7,244,000        260,000              -
  9/16/96   Houston/Gulf Freeway                       -          701,000       1,718,000      3,303,000              -
  9/16/96   Las Vegas/S. Decatur Blvd.                 -        1,037,000       2,539,000        140,000              -
  9/16/96   Tempe/McKellips Road                       -          823,000       1,972,000        210,000              -
  9/16/96   Richland Hills/Airport Fwy.                -          473,000       1,158,000        143,000              -
 10/11/96   Hampton/Pembroke Road                      -        1,080,000       2,346,000       (254,000)             -
 10/11/96   Norfolk/Widgeon Road                       -        1,110,000       2,405,000       (360,000)             -
 10/11/96   Richmond/Bloom Lane                        -        1,188,000       2,512,000       (204,000)             -
 10/11/96   Virginia Beach/Southern Blvd               -          282,000         610,000        227,000              -
 10/11/96   Chesapeake/Military Hwy                    -          912,000       1,974,000        373,000              -
 10/11/96   Richmond/Midlothian Park                   -          762,000       1,588,000        450,000              -
 10/11/96   Roanoke/Peters Creek Road                  -          819,000       1,776,000        232,000              -

                                                           Gross Carrying Amount
                                                           At December 31, 2002
   Date                                        --------------------------------------------- Accumulated
 Acquired            Description                Land             Building          Total     Depreciation
--------------------------------------------------------------------------------------------------------
  7/2/96    Glen Burnie/Furnace Br Rd           1,757,000        4,304,000       6,061,000     1,162,000
  7/22/96   Lakewood/W Hampton                    717,000        2,165,000       2,882,000       575,000
  8/13/96   Norcross/Holcomb Bridge Rd            956,000        3,238,000       4,194,000       854,000
  9/5/96    Spring Valley/S Pascack rd          1,261,000        3,247,000       4,508,000       935,000
  9/16/96   Dallas/Royal Lane                   1,009,000        2,627,000       3,636,000       710,000
  9/16/96   Colorado Springs/Tomah Drive          732,000        1,864,000       2,596,000       502,000
  9/16/96   Lewisville/S. Stemmons                604,000        1,587,000       2,191,000       449,000
  9/16/96   Las Vegas/Boulder Hwy.                948,000        2,522,000       3,470,000       660,000
  9/16/96   Sarasota/S. Tamiami Trail             585,000        1,518,000       2,103,000       419,000
  9/16/96   Willow Grove/Maryland Road            674,000        1,702,000       2,376,000       450,000
  9/16/96   Houston/W. Montgomery Rd.             525,000        1,444,000       1,969,000       408,000
  9/16/96   Denver/W. Hampden                   1,085,000        2,751,000       3,836,000       711,000
  9/16/96   Littleton/Southpark Way               923,000        2,457,000       3,380,000       649,000
  9/16/96   Petaluma/Baywood Drive                862,000        2,220,000       3,082,000       585,000
  9/16/96   Canoga Park/Sherman Way             1,545,000        4,243,000       5,788,000     1,034,000
  9/16/96   Jacksonville/South Lane Ave.          555,000        1,515,000       2,070,000       450,000
  9/16/96   Newport News/Warwick Blvd.            576,000        1,528,000       2,104,000       424,000
  9/16/96   Greenbrook/Route 22                 1,228,000        3,196,000       4,424,000       845,000
  9/16/96   Monsey/Route 59                     1,069,000        2,680,000       3,749,000       691,000
  9/16/96   Santa Rosa/Santa Rosa Ave.            576,000        1,488,000       2,064,000       392,000
  9/16/96   Fort Worth/Brentwood                  824,000        2,149,000       2,973,000       589,000
  9/16/96   Glendale/San Fernando Road          2,503,000        6,242,000       8,745,000     1,562,000
  9/16/96   Houston/Harwin                        550,000        1,472,000       2,022,000       421,000
  9/16/96   Irvine/Cowan Street                 1,892,000        4,840,000       6,732,000     1,253,000
  9/16/96   Fairfield/Dixie Highway               428,000        1,151,000       1,579,000       303,000
  9/16/96   Mesa/Country Club Drive               702,000        1,880,000       2,582,000       500,000
  9/16/96   San Francisco/Geary Blvd.           2,960,000        7,501,000      10,461,000     1,882,000
  9/16/96   Houston/Gulf Freeway                  702,000        5,020,000       5,722,000       707,000
  9/16/96   Las Vegas/S. Decatur Blvd.          1,038,000        2,678,000       3,716,000       703,000
  9/16/96   Tempe/McKellips Road                  824,000        2,181,000       3,005,000       590,000
  9/16/96   Richland Hills/Airport Fwy.           474,000        1,300,000       1,774,000       390,000
 10/11/96   Hampton/Pembroke Road                 915,000        2,257,000       3,172,000       354,000
 10/11/96   Norfolk/Widgeon Road                  909,000        2,246,000       3,155,000       364,000
 10/11/96   Richmond/Bloom Lane                   996,000        2,500,000       3,496,000       408,000
 10/11/96   Virginia Beach/Southern Blvd          282,000          837,000       1,119,000       316,000
 10/11/96   Chesapeake/Military Hwy               913,000        2,346,000       3,259,000       741,000
 10/11/96   Richmond/Midlothian Park              763,000        2,037,000       2,800,000       730,000
 10/11/96   Roanoke/Peters Creek Road             820,000        2,007,000       2,827,000       596,000

                                                                                                           Adjustments
                                                                      Initial Cost              Costs     Resulting from
                                                             -----------------------------    Subsequent  the Acquisition
   Date                                         Encum-                         Buildings &        to       of Minority
 Acquired            Description               brances              Land      Improvements    Acquisition   Interests
----------------------------------------------------------------------------------------------------------------------------
 10/11/96   Orlando/E Oakridge Rd                      -          927,000       2,020,000        217,000              -
 10/11/96   Orlando/South Hwy 17-92                    -        1,170,000       2,549,000        182,000              -
 10/25/96   Austin/Renelli                             -        1,710,000       3,990,000        220,000              -
 10/25/96   Austin/Santiago                            -          900,000       2,100,000        199,000              -
 10/25/96   Dallas/East N.W. Highway                   -          698,000       1,628,000        153,000              -
 10/25/96   Dallas/Denton Drive                        -          900,000       2,100,000        133,000              -
 10/25/96   Houston/Hempstead                          -          518,000       1,207,000        214,000              -
 10/25/96   Pasadena/So. Shaver                        -          420,000         980,000        188,000              -
 10/31/96   Houston/Joel Wheaton Rd                    -          465,000       1,085,000        184,000              -
 10/31/96   Mt Holly/541 Bypass                        -          360,000         840,000        160,000              -
 11/13/96   Town East/Mesquite                         -          330,000         770,000        119,000              -
 11/14/96   Bossier City LA                            -          633,000       1,488,000       (158,000)             -
  12/5/96   Lake Forest/Bake Parkway                   -          971,000       2,173,000        568,000              -
 12/16/96   Cherry Hill/Old Cuthbert                   -          645,000       1,505,000        299,000              -
 12/16/96   Oklahoma City/SW 74th                      -          375,000         875,000        109,000              -
 12/16/96   Oklahoma City/S Santa Fe                   -          360,000         840,000        138,000              -
 12/16/96   Oklahoma City/S. May                       -          360,000         840,000        130,000              -
 12/16/96   Arlington/S. Watson Rd.                    -          930,000       2,170,000        410,000              -
 12/16/96   Richardson/E. Arapaho                      -        1,290,000       3,010,000        221,000              -
 12/23/96   Eagle Rock/Colorado                        -          330,000         813,000        371,000              -
 12/23/96   Upper Darby/Lansdowne                      -          899,000       2,272,000        170,000              -
 12/23/96   Plymouth Meeting /Chemical                 -        1,109,000       2,802,000        132,000              -
 12/23/96   Philadelphia/Byberry                       -        1,019,000       2,575,000        140,000              -
 12/23/96   Ft. Lauderdale/State Road                  -        1,199,000       3,030,000        157,000              -
 12/23/96   Englewood/Costilla                         -        1,739,000       4,393,000        129,000              -
 12/23/96   Lilburn/Beaver Ruin Road                   -          600,000       1,515,000        151,000              -
 12/23/96   Carmichael/Fair Oaks                       -          809,000       2,045,000        179,000              -
 12/23/96   Portland/Division Street                   -          989,000       2,499,000        120,000              -
 12/23/96   Napa/Industrial                            -          660,000       1,666,000        131,000              -
 12/23/96   Wheatridge/W. 44th Avenue                  -        1,439,000       3,636,000        133,000              -
 12/23/96   Las Vegas/Charleston                       -        1,049,000       2,651,000        118,000              -
 12/23/96   Las Vegas/South Arvill                     -          929,000       2,348,000        117,000              -
 12/23/96   Los Angeles/Santa Monica                   -        3,328,000       8,407,000        204,000              -
 12/23/96   Warren/Schoenherr Rd.                      -          749,000       1,894,000        169,000              -
 12/23/96   Portland/N.E. 71st Avenue                  -          869,000       2,196,000        177,000              -
 12/23/96   Seattle/Pacific Hwy. South                 -          689,000       1,742,000        185,000              -
 12/23/96   Broadview/S. 25th Avenue                   -        1,289,000       3,257,000        203,000              -
 12/23/96   Winter Springs/W. St. Rte 434              -          689,000       1,742,000        103,000              -

                                                           Gross Carrying Amount
                                                           At December 31, 2002
   Date                                        --------------------------------------------- Accumulated
 Acquired            Description                Land             Building          Total    Depreciation
--------------------------------------------------------------------------------------------------------
 10/11/96   Orlando/E Oakridge Rd                 928,000        2,236,000       3,164,000       616,000
 10/11/96   Orlando/South Hwy 17-92             1,171,000        2,730,000       3,901,000       750,000
 10/25/96   Austin/Renelli                      1,712,000        4,208,000       5,920,000     1,129,000
 10/25/96   Austin/Santiago                       901,000        2,298,000       3,199,000       643,000
 10/25/96   Dallas/East N.W. Highway              699,000        1,780,000       2,479,000       498,000
 10/25/96   Dallas/Denton Drive                   901,000        2,232,000       3,133,000       619,000
 10/25/96   Houston/Hempstead                     519,000        1,420,000       1,939,000       455,000
 10/25/96   Pasadena/So. Shaver                   420,000        1,168,000       1,588,000       339,000
 10/31/96   Houston/Joel Wheaton Rd               466,000        1,268,000       1,734,000       371,000
 10/31/96   Mt Holly/541 Bypass                   360,000        1,000,000       1,360,000       291,000
 11/13/96   Town East/Mesquite                    330,000          889,000       1,219,000       261,000
 11/14/96   Bossier City LA                       558,000        1,405,000       1,963,000       235,000
  12/5/96   Lake Forest/Bake Parkway              974,000        2,738,000       3,712,000       603,000
 12/16/96   Cherry Hill/Old Cuthbert              646,000        1,803,000       2,449,000       521,000
 12/16/96   Oklahoma City/SW 74th                 375,000          984,000       1,359,000       290,000
 12/16/96   Oklahoma City/S Santa Fe              360,000          978,000       1,338,000       298,000
 12/16/96   Oklahoma City/S. May                  360,000          970,000       1,330,000       297,000
 12/16/96   Arlington/S. Watson Rd.               931,000        2,579,000       3,510,000       788,000
 12/16/96   Richardson/E. Arapaho               1,292,000        3,229,000       4,521,000       856,000
 12/23/96   Eagle Rock/Colorado                   445,000        1,069,000       1,514,000       171,000
 12/23/96   Upper Darby/Lansdowne                 900,000        2,441,000       3,341,000       631,000
 12/23/96   Plymouth Meeting /Chemical          1,110,000        2,933,000       4,043,000       349,000
 12/23/96   Philadelphia/Byberry                1,020,000        2,714,000       3,734,000       708,000
 12/23/96   Ft. Lauderdale/State Road           1,200,000        3,186,000       4,386,000       825,000
 12/23/96   Englewood/Costilla                  1,741,000        4,520,000       6,261,000     1,123,000
 12/23/96   Lilburn/Beaver Ruin Road              601,000        1,665,000       2,266,000       442,000
 12/23/96   Carmichael/Fair Oaks                  810,000        2,223,000       3,033,000       590,000
 12/23/96   Portland/Division Street              990,000        2,618,000       3,608,000       685,000
 12/23/96   Napa/Industrial                       661,000        1,796,000       2,457,000       492,000
 12/23/96   Wheatridge/W. 44th Avenue           1,441,000        3,767,000       5,208,000       944,000
 12/23/96   Las Vegas/Charleston                1,050,000        2,768,000       3,818,000       703,000
 12/23/96   Las Vegas/South Arvill                930,000        2,464,000       3,394,000       632,000
 12/23/96   Los Angeles/Santa Monica            3,332,000        8,607,000      11,939,000     2,137,000
 12/23/96   Warren/Schoenherr Rd.                 750,000        2,062,000       2,812,000       541,000
 12/23/96   Portland/N.E. 71st Avenue             870,000        2,372,000       3,242,000       647,000
 12/23/96   Seattle/Pacific Hwy. South            690,000        1,926,000       2,616,000       536,000
 12/23/96   Broadview/S. 25th Avenue            1,291,000        3,458,000       4,749,000       891,000
 12/23/96   Winter Springs/W. St. Rte 434         690,000        1,844,000       2,534,000       495,000

                                                                                                           Adjustments
                                                                      Initial Cost              Costs     Resulting from
                                                             -----------------------------    Subsequent  the Acquisition
   Date                                         Encum-                         Buildings &        to       of Minority
 Acquired            Description               brances              Land      Improvements    Acquisition   Interests
----------------------------------------------------------------------------------------------------------------------------
 12/23/96   Tampa/15th Street                          -          420,000       1,060,000        209,000              -
 12/23/96   Pompano Beach/S. Dixie Hwy.                -          930,000       2,292,000        253,000              -
 12/23/96   Overland Park/Mastin                       -          990,000       2,440,000      3,147,000              -
 12/23/96   Auburn/R Street                            -          690,000       1,700,000        186,000              -
 12/23/96   Federal Heights/W. 48th Ave.               -          720,000       1,774,000         88,000              -
 12/23/96   Decatur/Covington                          -          930,000       2,292,000        157,000              -
 12/23/96   Forest Park/Jonesboro Rd.                  -          540,000       1,331,000        152,000              -
 12/23/96   Mangonia Park/Australian Ave.              -          840,000       2,070,000        148,000              -
 12/23/96   Whittier/Colima                            -          540,000       1,331,000         81,000              -
 12/23/96   Kent/Pacific Hwy South                     -          930,000       2,292,000        141,000              -
 12/23/96   Topeka/8th Street                          -          150,000         370,000        125,000              -
 12/23/96   Denver East Evans                          -        1,740,000       4,288,000        182,000              -
 12/23/96   Pittsburgh/California Ave.                 -          630,000       1,552,000        112,000              -
 12/23/96   Ft. Lauderdale/Powerline                   -          660,000       1,626,000        282,000              -
 12/23/96   Philadelphia/Oxford                        -          900,000       2,218,000        140,000              -
 12/23/96   Dallas/Lemmon Ave.                         -        1,710,000       4,214,000        139,000              -
 12/23/96   Alsip/115th Street                         -          750,000       1,848,000      1,910,000              -
 12/23/96   Green Acres/Jog Road                       -          600,000       1,479,000        131,000              -
 12/23/96   Pompano Beach/Sample Road                  -        1,320,000       3,253,000        154,000              -
 12/23/96   Wyndmoor/Ivy Hill                          -        2,160,000       5,323,000        188,000              -
 12/23/96   W. Palm Beach/Belvedere                    -          960,000       2,366,000        184,000              -
 12/23/96   Renton  174th St.                          -          960,000       2,366,000        214,000              -
 12/23/96   Sacramento/Northgate                       -        1,021,000       2,647,000        140,000              -
 12/23/96   Phoenix/19th Avenue                        -          991,000       2,569,000        184,000              -
 12/23/96   Bedford Park/Cicero                        -        1,321,000       3,426,000        218,000              -
 12/23/96   Lake Worth/Lk Worth                        -        1,111,000       2,880,000        162,000              -
 12/23/96   Arlington/Algonquin                        -          991,000       2,569,000        296,000              -
 12/23/96   Seattle/15th Avenue                        -          781,000       2,024,000        167,000              -
 12/23/96   Southington/Spring                         -          811,000       2,102,000        130,000              -
 12/23/96   Clifton/Broad Street                       -        1,411,000       3,659,000        133,000              -
 12/23/96   Hillside/Glenwood                          -          563,000       4,051,000        260,000              -
 12/23/96   Nashville/Dickerson Pike                   -          990,000       2,440,000        182,000              -
 12/23/96   Madison/Gallatin Road                      -          780,000       1,922,000        221,000              -
 12/30/96   Concorde/Treat                             -        1,396,000       3,258,000        126,000              -
 12/30/96   Virginia Beach                             -          535,000       1,248,000        120,000              -
 12/30/96   San Mateo                                  -        2,408,000       5,619,000        166,000              -
  1/22/97   Austin, 1033 E. 41 Street                  -          257,000       3,633,000         63,000              -

                                                           Gross Carrying Amount
                                                           At December 31, 2002
   Date                                        --------------------------------------------- Accumulated
 Acquired            Description                Land             Building          Total    Depreciation
--------------------------------------------------------------------------------------------------------
 12/23/96   Tampa/15th Street                     420,000        1,269,000       1,689,000       379,000
 12/23/96   Pompano Beach/S. Dixie Hwy.           931,000        2,544,000       3,475,000       714,000
 12/23/96   Overland Park/Mastin                1,308,000        5,269,000       6,577,000       772,000
 12/23/96   Auburn/R Street                       691,000        1,885,000       2,576,000       516,000
 12/23/96   Federal Heights/W. 48th Ave.          721,000        1,861,000       2,582,000       469,000
 12/23/96   Decatur/Covington                     931,000        2,448,000       3,379,000       638,000
 12/23/96   Forest Park/Jonesboro Rd.             541,000        1,482,000       2,023,000       420,000
 12/23/96   Mangonia Park/Australian Ave.         841,000        2,217,000       3,058,000       588,000
 12/23/96   Whittier/Colima                       541,000        1,411,000       1,952,000       382,000
 12/23/96   Kent/Pacific Hwy South                931,000        2,432,000       3,363,000       653,000
 12/23/96   Topeka/8th Street                     150,000          495,000         645,000       174,000
 12/23/96   Denver East Evans                   1,742,000        4,468,000       6,210,000     1,132,000
 12/23/96   Pittsburgh/California Ave.            631,000        1,663,000       2,294,000       454,000
 12/23/96   Ft. Lauderdale/Powerline              661,000        1,907,000       2,568,000       551,000
 12/23/96   Philadelphia/Oxford                   901,000        2,357,000       3,258,000       605,000
 12/23/96   Dallas/Lemmon Ave.                  1,712,000        4,351,000       6,063,000     1,110,000
 12/23/96   Alsip/115th Street                    751,000        3,757,000       4,508,000       683,000
 12/23/96   Green Acres/Jog Road                  601,000        1,609,000       2,210,000       436,000
 12/23/96   Pompano Beach/Sample Road           1,322,000        3,405,000       4,727,000       879,000
 12/23/96   Wyndmoor/Ivy Hill                   2,163,000        5,508,000       7,671,000     1,381,000
 12/23/96   W. Palm Beach/Belvedere               961,000        2,549,000       3,510,000       673,000
 12/23/96   Renton  174th St.                     961,000        2,579,000       3,540,000       682,000
 12/23/96   Sacramento/Northgate                1,022,000        2,786,000       3,808,000       727,000
 12/23/96   Phoenix/19th Avenue                   992,000        2,752,000       3,744,000       698,000
 12/23/96   Bedford Park/Cicero                 1,323,000        3,642,000       4,965,000       950,000
 12/23/96   Lake Worth/Lk Worth                 1,112,000        3,041,000       4,153,000       795,000
 12/23/96   Arlington/Algonquin                   992,000        2,864,000       3,856,000       778,000
 12/23/96   Seattle/15th Avenue                   782,000        2,190,000       2,972,000       579,000
 12/23/96   Southington/Spring                    812,000        2,231,000       3,043,000       592,000
 12/23/96   Clifton/Broad Street                1,413,000        3,790,000       5,203,000       953,000
 12/23/96   Hillside/Glenwood                     564,000        4,310,000       4,874,000     1,137,000
 12/23/96   Nashville/Dickerson Pike              991,000        2,621,000       3,612,000       710,000
 12/23/96   Madison/Gallatin Road                 781,000        2,142,000       2,923,000       597,000
 12/30/96   Concorde/Treat                      1,398,000        3,382,000       4,780,000       860,000
 12/30/96   Virginia Beach                        536,000        1,367,000       1,903,000       371,000
 12/30/96   San Mateo                           2,411,000        5,782,000       8,193,000     1,422,000
  1/22/97   Austin, 1033 E. 41 Street             257,000        3,696,000       3,953,000       867,000

                                                                                                           Adjustments
                                                                      Initial Cost              Costs     Resulting from
                                                             -----------------------------    Subsequent  the Acquisition
   Date                                         Encum-                         Buildings &        to       of Minority
 Acquired            Description               brances              Land      Improvements    Acquisition   Interests
-----------------------------------------------------------------------------------------------------------------------------
  4/12/97   Annandale / Backlick                       -          955,000       2,229,000        322,000              -
  4/12/97   Ft. Worth / West Freeway                   -          667,000       1,556,000        244,000              -
  4/12/97   Campbell / S. Curtner                      -        2,550,000       5,950,000        677,000              -
  4/12/97   Aurora / S. Idalia                         -        1,002,000       2,338,000        418,000              -
  4/12/97   Santa Cruz / Capitola                      -        1,037,000       2,420,000        310,000              -
  4/12/97   Indianapolis / Lafayette Road              -          682,000       1,590,000        267,000              -
  4/12/97   Indianapolis / Route 31                    -          619,000       1,444,000        271,000              -
  4/12/97   Farmingdale / Broad Hollow Rd.             -        1,568,000       3,658,000        543,000              -
  4/12/97   Tyson's Corner / Springhill Rd.            -        3,861,000       9,010,000      1,208,000              -
  4/12/97   Fountain Valley / Newhope                  -        1,137,000       2,653,000        312,000              -
  4/12/97   Dallas / Winsted                           -        1,375,000       3,209,000        453,000              -
  4/12/97   Columbia / Broad River Rd.                 -          121,000         282,000        151,000              -
  4/12/97   Livermore / S. Front Road                  -          876,000       2,044,000        186,000              -
  4/12/97   Garland / Plano                            -          889,000       2,073,000        218,000              -
  4/12/97   San Jose / Story Road                      -        1,352,000       3,156,000        329,000              -
  4/12/97   Aurora / Abilene                           -        1,406,000       3,280,000        356,000              -
  4/12/97   Antioch / Sunset Drive                     -        1,035,000       2,416,000        218,000              -
  4/12/97   Rancho Cordova / Sunrise                   -        1,048,000       2,445,000        336,000              -
  4/12/97   Berlin / Wilbur Cross                      -          756,000       1,764,000        247,000              -
  4/12/97   Whittier / Whittier Blvd.                  -          648,000       1,513,000        136,000              -
  4/12/97   Peabody / Newbury Street                   -        1,159,000       2,704,000        407,000              -
  4/12/97   Denver / Blake                             -          602,000       1,405,000        173,000              -
  4/12/97   Evansville / Green River Road              -          470,000       1,096,000        151,000              -
  4/12/97   Burien / First Ave. So.                    -          792,000       1,847,000        245,000              -
  4/12/97   Rancho Cordova / Mather Field              -          494,000       1,153,000        160,000              -
  4/12/97   Sugar Land / Eldridge                      -          705,000       1,644,000        215,000              -
  4/12/97   Columbus / Eastland Drive                  -          602,000       1,405,000        214,000              -
  4/12/97   Slickerville / Black Horse Pike            -          539,000       1,258,000        194,000              -
  4/12/97   Seattle / Aurora                           -        1,145,000       2,671,000        253,000              -
  4/12/97   Gaithersburg / Christopher Ave.            -          972,000       2,268,000        262,000              -
  4/12/97   Manchester / Tolland Turnpike              -          807,000       1,883,000        202,000              -
  6/25/97   L.A./Venice Blvd.                          -          523,000       1,221,000      1,782,000              -
  6/25/97   Kirkland-Totem                             -        2,131,000       4,972,000        176,000              -
  6/25/97   Idianapolis                                -          471,000       1,098,000         98,000              -
  6/25/97   Dallas                                     -          699,000       1,631,000         61,000              -
  6/25/97   Atlanta                                    -        1,183,000       2,761,000         83,000              -
  6/25/97   Bensalem                                   -        1,159,000       2,705,000         65,000              -
  6/25/97   Evansville                                 -          429,000       1,000,000         27,000              -
  6/25/97   Austin                                     -          813,000       1,897,000         54,000              -

                                                           Gross Carrying Amount
                                                           At December 31, 2002
   Date                                        --------------------------------------------- Accumulated
 Acquired            Description                Land             Building          Total    Depreciation
--------------------------------------------------------------------------------------------------------
  4/12/97   Annandale / Backlick                  956,000        2,550,000       3,506,000       617,000
  4/12/97   Ft. Worth / West Freeway              668,000        1,799,000       2,467,000       457,000
  4/12/97   Campbell / S. Curtner               2,553,000        6,624,000       9,177,000     1,544,000
  4/12/97   Aurora / S. Idalia                  1,003,000        2,755,000       3,758,000       647,000
  4/12/97   Santa Cruz / Capitola               1,038,000        2,729,000       3,767,000       652,000
  4/12/97   Indianapolis / Lafayette Road         683,000        1,856,000       2,539,000       481,000
  4/12/97   Indianapolis / Route 31               620,000        1,714,000       2,334,000       438,000
  4/12/97   Farmingdale / Broad Hollow Rd.      1,570,000        4,199,000       5,769,000     1,043,000
  4/12/97   Tyson's Corner / Springhill Rd.     3,866,000       10,213,000      14,079,000     2,420,000
  4/12/97   Fountain Valley / Newhope           1,138,000        2,964,000       4,102,000       699,000
  4/12/97   Dallas / Winsted                    1,377,000        3,660,000       5,037,000       903,000
  4/12/97   Columbia / Broad River Rd.            121,000          433,000         554,000       161,000
  4/12/97   Livermore / S. Front Road             877,000        2,229,000       3,106,000       536,000
  4/12/97   Garland / Plano                       890,000        2,290,000       3,180,000       569,000
  4/12/97   San Jose / Story Road               1,354,000        3,483,000       4,837,000       849,000
  4/12/97   Aurora / Abilene                    1,408,000        3,634,000       5,042,000       869,000
  4/12/97   Antioch / Sunset Drive              1,036,000        2,633,000       3,669,000       631,000
  4/12/97   Rancho Cordova / Sunrise            1,049,000        2,780,000       3,829,000       695,000
  4/12/97   Berlin / Wilbur Cross                 757,000        2,010,000       2,767,000       517,000
  4/12/97   Whittier / Whittier Blvd.             649,000        1,648,000       2,297,000       397,000
  4/12/97   Peabody / Newbury Street            1,160,000        3,110,000       4,270,000       743,000
  4/12/97   Denver / Blake                        603,000        1,577,000       2,180,000       390,000
  4/12/97   Evansville / Green River Road         471,000        1,246,000       1,717,000       323,000
  4/12/97   Burien / First Ave. So.               793,000        2,091,000       2,884,000       514,000
  4/12/97   Rancho Cordova / Mather Field         495,000        1,312,000       1,807,000       346,000
  4/12/97   Sugar Land / Eldridge                 706,000        1,858,000       2,564,000       473,000
  4/12/97   Columbus / Eastland Drive             603,000        1,618,000       2,221,000       419,000
  4/12/97   Slickerville / Black Horse Pike       540,000        1,451,000       1,991,000       385,000
  4/12/97   Seattle / Aurora                    1,146,000        2,923,000       4,069,000       705,000
  4/12/97   Gaithersburg / Christopher Ave.       973,000        2,529,000       3,502,000       625,000
  4/12/97   Manchester / Tolland Turnpike         808,000        2,084,000       2,892,000       518,000
  6/25/97   L.A./Venice Blvd.                   1,045,000        2,481,000       3,526,000       392,000
  6/25/97   Kirkland-Totem                      2,134,000        5,145,000       7,279,000     1,243,000
  6/25/97   Idianapolis                           472,000        1,195,000       1,667,000       299,000
  6/25/97   Dallas                                700,000        1,691,000       2,391,000       419,000
  6/25/97   Atlanta                             1,184,000        2,843,000       4,027,000       681,000
  6/25/97   Bensalem                            1,160,000        2,769,000       3,929,000       648,000
  6/25/97   Evansville                            401,000        1,055,000       1,456,000       262,000
  6/25/97   Austin                                814,000        1,950,000       2,764,000       464,000

                                                                                                           Adjustments
                                                                      Initial Cost              Costs     Resulting from
                                                             -----------------------------    Subsequent  the Acquisition
   Date                                         Encum-                         Buildings &        to       of Minority
 Acquired            Description               brances              Land      Improvements    Acquisition   Interests
-----------------------------------------------------------------------------------------------------------------------------
  6/25/97   Harbor City                                -        1,244,000       2,904,000        218,000              -
  6/25/97   Birmingham                                 -          539,000       1,258,000         88,000              -
  6/25/97   Sacramento                                 -          489,000       1,396,000      (201,000)              -
  6/25/97   Carrollton                                 -          441,000       1,029,000         36,000              -
  6/25/97   La Habra                                   -          822,000       1,918,000         55,000              -
  6/25/97   Lombard                                    -        1,527,000       3,564,000      1,722,000              -
  6/25/97   Fairfield                                  -          740,000       1,727,000         34,000              -
  6/25/97   Seattle                                    -        1,498,000       3,494,000        255,000              -
  6/25/97   Bellevue                                   -        1,653,000       3,858,000         70,000              -
  6/25/97   Citrus Heights                             -          642,000       1,244,000        506,000              -
  6/25/97   San Jose                                   -        1,273,000       2,971,000         14,000              -
  6/25/97   Stanton                                    -          948,000       2,212,000         52,000              -
  6/25/97   Garland                                    -          486,000       1,135,000         53,000              -
  6/25/97   Westford                                   -          857,000       1,999,000         68,000              -
  6/25/97   Dallas                                     -        1,627,000       3,797,000        631,000              -
  6/25/97   Wheat Ridge                                -        1,054,000       2,459,000        339,000              -
  6/25/97   Berlin                                     -          825,000       1,925,000        261,000              -
  6/25/97   Gretna                                     -        1,069,000       2,494,000        425,000              -
  6/25/97   Spring                                     -          461,000       1,077,000        186,000              -
  6/25/97   Sacramento                                 -          592,000       1,380,000        886,000              -
  6/25/97   Houston/South Dairyashford                 -          856,000       1,997,000        274,000              -
  6/25/97   Naperville                                 -        1,108,000       2,585,000        349,000              -
  6/25/97   Carrollton                                 -        1,158,000       2,702,000        476,000              -
  6/25/97   Waipahu                                    -        1,620,000       3,780,000        515,000              -
  6/25/97   Davis                                      -          628,000       1,465,000        228,000              -
  6/25/97   Decatur                                    -          951,000       2,220,000        379,000              -
  6/25/97   Jacksonville                               -          653,000       1,525,000        287,000              -
  6/25/97   Chicoppe                                   -          663,000       1,546,000        304,000              -
  6/25/97   Alexandria                                 -        1,533,000       3,576,000        483,000              -
  6/25/97   Houston/Veterans Memorial Dr.              -          458,000       1,070,000        183,000              -
  6/25/97   Los Angeles/Olympic                        -        4,392,000      10,247,000      1,223,000              -
  6/25/97   Littleton                                  -        1,340,000       3,126,000        449,000              -
  6/25/97   Metairie                                   -        1,229,000       2,868,000        453,000              -
  6/25/97   Louisville                                 -          717,000       1,672,000        284,000              -
  6/25/97   East Hazel Crest                           -          753,000       1,757,000        272,000              -
  6/25/97   Edmonds                                    -        1,187,000       2,770,000        407,000              -
  6/25/97   Foster City                                -        1,064,000       2,483,000        318,000              -
  6/25/97   Chicago                                    -        1,160,000       2,708,000        423,000              -

                                                           Gross Carrying Amount
                                                           At December 31, 2002
   Date                                        --------------------------------------------- Accumulated
 Acquired            Description                Land             Building          Total    Depreciation
--------------------------------------------------------------------------------------------------------
  6/25/97   Harbor City                         1,245,000        3,121,000       4,366,000       774,000
  6/25/97   Birmingham                            540,000        1,345,000       1,885,000       333,000
  6/25/97   Sacramento                            490,000        1,194,000       1,684,000       289,000
  6/25/97   Carrollton                            442,000        1,064,000       1,506,000       261,000
  6/25/97   La Habra                              823,000        1,972,000       2,795,000       475,000
  6/25/97   Lombard                             2,049,000        4,764,000       6,813,000     1,028,000
  6/25/97   Fairfield                             741,000        1,760,000       2,501,000       416,000
  6/25/97   Seattle                             1,500,000        3,747,000       5,247,000     1,007,000
  6/25/97   Bellevue                            1,655,000        3,926,000       5,581,000       941,000
  6/25/97   Citrus Heights                        643,000        1,749,000       2,392,000       449,000
  6/25/97   San Jose                            1,274,000        2,984,000       4,258,000       688,000
  6/25/97   Stanton                               949,000        2,263,000       3,212,000       524,000
  6/25/97   Garland                               487,000        1,187,000       1,674,000       294,000
  6/25/97   Westford                              858,000        2,066,000       2,924,000       499,000
  6/25/97   Dallas                              1,629,000        4,426,000       6,055,000     1,048,000
  6/25/97   Wheat Ridge                         1,055,000        2,797,000       3,852,000       635,000
  6/25/97   Berlin                                826,000        2,185,000       3,011,000       496,000
  6/25/97   Gretna                              1,070,000        2,918,000       3,988,000       700,000
  6/25/97   Spring                                462,000        1,262,000       1,724,000       308,000
  6/25/97   Sacramento                            721,000        2,137,000       2,858,000       469,000
  6/25/97   Houston/South Dairyashford            857,000        2,270,000       3,127,000       542,000
  6/25/97   Naperville                          1,109,000        2,933,000       4,042,000       677,000
  6/25/97   Carrollton                          1,159,000        3,177,000       4,336,000       758,000
  6/25/97   Waipahu                             1,622,000        4,293,000       5,915,000     1,005,000
  6/25/97   Davis                                 629,000        1,692,000       2,321,000       406,000
  6/25/97   Decatur                               952,000        2,598,000       3,550,000       609,000
  6/25/97   Jacksonville                          654,000        1,811,000       2,465,000       455,000
  6/25/97   Chicoppe                              664,000        1,849,000       2,513,000       470,000
  6/25/97   Alexandria                          1,535,000        4,057,000       5,592,000       923,000
  6/25/97   Houston/Veterans Memorial Dr.         459,000        1,252,000       1,711,000       303,000
  6/25/97   Los Angeles/Olympic                 4,397,000       11,465,000      15,862,000     2,613,000
  6/25/97   Littleton                           1,342,000        3,573,000       4,915,000       832,000
  6/25/97   Metairie                            1,230,000        3,320,000       4,550,000       789,000
  6/25/97   Louisville                            718,000        1,955,000       2,673,000       466,000
  6/25/97   East Hazel Crest                      754,000        2,028,000       2,782,000       483,000
  6/25/97   Edmonds                             1,188,000        3,176,000       4,364,000       747,000
  6/25/97   Foster City                         1,065,000        2,800,000       3,865,000       642,000
  6/25/97   Chicago                             1,161,000        3,130,000       4,291,000       739,000

                                                                                                           Adjustments
                                                                      Initial Cost              Costs     Resulting from
                                                             -----------------------------    Subsequent  the Acquisition
   Date                                         Encum-                         Buildings &        to       of Minority
 Acquired            Description               brances              Land      Improvements    Acquisition   Interests
-----------------------------------------------------------------------------------------------------------------------------
  6/25/97   Philadelphia                               -          924,000       2,155,000        322,000              -
  6/25/97   Dallas/Vilbig Rd.                          -          508,000       1,184,000        209,000              -
  6/25/97   Staten Island                              -        1,676,000       3,910,000        555,000              -
  6/25/97   Pelham Manor                               -        1,209,000       2,820,000        538,000              -
  6/25/97   Irving                                     -          469,000       1,093,000        197,000              -
  6/25/97   Elk Grove                                  -          642,000       1,497,000        244,000              -
  6/25/97   LAX                                        -        1,312,000       3,062,000        484,000              -
  6/25/97   Denver                                     -        1,316,000       3,071,000        476,000              -
  6/25/97   Plano                                      -        1,369,000       3,193,000        404,000              -
  6/25/97   Lynnwood                                   -          839,000       1,959,000        343,000              -
  6/25/97   Lilburn                                    -          507,000       1,182,000        325,000              -
  6/25/97   Parma                                      -          881,000       2,055,000        480,000              -
  6/25/97   Davie                                      -        1,086,000       2,533,000        577,000              -
  6/25/97   Allen Park                                 -          953,000       2,223,000        510,000              -
  6/25/97   Aurora                                     -          808,000       1,886,000        400,000              -
  6/25/97   San Diego/16th Street                      -          932,000       2,175,000        592,000              -
  6/25/97   Sterling Heights                           -          766,000       1,787,000        437,000              -
  6/25/97   East L.A./Boyle Heights                    -          957,000       2,232,000        482,000              -
  6/25/97   Springfield/Alban Station                  -        1,317,000       3,074,000        651,000              -
  6/25/97   Littleton                                  -          868,000       2,026,000        461,000              -
  6/25/97   Sacramento/57th Street                     -          869,000       2,029,000        464,000              -
  6/25/97   Miami                                      -        1,762,000       4,111,000        823,000              -
  8/13/97   Santa Monica / Wilshire Blvd.              -        2,040,000       4,760,000        257,000              -
  10/1/97   Marietta /Austell Rd                       -          398,000       1,326,000        258,000        468,000
  10/1/97   Denver / Leetsdale                         -        1,407,000       1,682,000        203,000        595,000
  10/1/97   Baltimore / York Road                      -        1,538,000       1,952,000        313,000        705,000
  10/1/97   Bolingbrook                                -          737,000       1,776,000        207,000        613,000
  10/1/97   Kent / Central                             -          483,000       1,321,000        204,000        469,000
  10/1/97   Geneva / Roosevelt                         -          355,000       1,302,000        174,000        460,000
  10/1/97   Denver / Sheridan                          -          429,000       1,105,000        156,000        400,000
  10/1/97   Mountlake Terrace                          -        1,017,000       1,783,000        229,000        612,000
  10/1/97   Carol Stream/ St.Charles                   -          185,000       1,187,000        164,000        419,000
  10/1/97   Marietta / Cobb Park                       -          420,000       1,131,000        295,000        431,000
  10/1/97   Venice / Rose                              -        5,468,000       5,478,000        616,000      1,836,000
  10/1/97   Ventura / Ventura Blvd                     -          911,000       2,227,000        226,000        768,000
  10/1/97   Studio City/ Ventura                       -        2,421,000       1,610,000        149,000        541,000
  10/1/97   Madison Heights                            -          428,000       1,686,000      2,047,000        572,000
  10/1/97   Lax / Imperial                             -        1,662,000       2,079,000        202,000        724,000

                                                           Gross Carrying Amount
                                                           At December 31, 2002
   Date                                        --------------------------------------------- Accumulated
 Acquired            Description                Land             Building          Total    Depreciation
--------------------------------------------------------------------------------------------------------
  6/25/97   Philadelphia                          925,000        2,476,000       3,401,000       574,000
  6/25/97   Dallas/Vilbig Rd.                     509,000        1,392,000       1,901,000       348,000
  6/25/97   Staten Island                       1,678,000        4,463,000       6,141,000     1,030,000
  6/25/97   Pelham Manor                        1,210,000        3,357,000       4,567,000       772,000
  6/25/97   Irving                                470,000        1,289,000       1,759,000       327,000
  6/25/97   Elk Grove                             643,000        1,740,000       2,383,000       413,000
  6/25/97   LAX                                 1,314,000        3,544,000       4,858,000       845,000
  6/25/97   Denver                              1,318,000        3,545,000       4,863,000       826,000
  6/25/97   Plano                               1,371,000        3,595,000       4,966,000       820,000
  6/25/97   Lynnwood                              840,000        2,301,000       3,141,000       555,000
  6/25/97   Lilburn                               508,000        1,506,000       2,014,000       375,000
  6/25/97   Parma                                 882,000        2,534,000       3,416,000       587,000
  6/25/97   Davie                               1,087,000        3,109,000       4,196,000       753,000
  6/25/97   Allen Park                            954,000        2,732,000       3,686,000       634,000
  6/25/97   Aurora                                809,000        2,285,000       3,094,000       522,000
  6/25/97   San Diego/16th Street                 933,000        2,766,000       3,699,000       687,000
  6/25/97   Sterling Heights                      767,000        2,223,000       2,990,000       520,000
  6/25/97   East L.A./Boyle Heights               958,000        2,713,000       3,671,000       630,000
  6/25/97   Springfield/Alban Station           1,319,000        3,723,000       5,042,000       860,000
  6/25/97   Littleton                             869,000        2,486,000       3,355,000       563,000
  6/25/97   Sacramento/57th Street                870,000        2,492,000       3,362,000       594,000
  6/25/97   Miami                               1,764,000        4,932,000       6,696,000     1,137,000
  8/13/97   Santa Monica / Wilshire Blvd.       2,042,000        5,015,000       7,057,000     1,221,000
  10/1/97   Marietta /Austell Rd                  398,000        2,052,000       2,450,000       527,000
  10/1/97   Denver / Leetsdale                  1,409,000        2,478,000       3,887,000       657,000
  10/1/97   Baltimore / York Road               1,540,000        2,968,000       4,508,000       758,000
  10/1/97   Bolingbrook                           738,000        2,595,000       3,333,000       672,000
  10/1/97   Kent / Central                        484,000        1,993,000       2,477,000       514,000
  10/1/97   Geneva / Roosevelt                    355,000        1,936,000       2,291,000       511,000
  10/1/97   Denver / Sheridan                     430,000        1,660,000       2,090,000       440,000
  10/1/97   Mountlake Terrace                   1,018,000        2,623,000       3,641,000       654,000
  10/1/97   Carol Stream/ St.Charles              185,000        1,770,000       1,955,000       451,000
  10/1/97   Marietta / Cobb Park                  420,000        1,857,000       2,277,000       472,000
  10/1/97   Venice / Rose                       5,474,000        7,924,000      13,398,000     1,857,000
  10/1/97   Ventura / Ventura Blvd                912,000        3,220,000       4,132,000       818,000
  10/1/97   Studio City/ Ventura                2,424,000        2,297,000       4,721,000       597,000
  10/1/97   Madison Heights                       429,000        4,304,000       4,733,000       585,000
  10/1/97   Lax / Imperial                      1,664,000        3,003,000       4,667,000       766,000

                                                                                                           Adjustments
                                                                      Initial Cost              Costs     Resulting from
                                                             -----------------------------    Subsequent  the Acquisition
   Date                                         Encum-                         Buildings &        to       of Minority
 Acquired            Description               brances              Land      Improvements    Acquisition   Interests
-----------------------------------------------------------------------------------------------------------------------------
  10/1/97   Justice / Industrial                       -          233,000       1,181,000        138,000        410,000
  10/1/97   Burbank / San Fernando                     -        1,825,000       2,210,000        202,000        752,000
  10/1/97   Pinole / Appian Way                        -          728,000       1,827,000        186,000        626,000
  10/1/97   Denver / Tamarac Park                      -        2,545,000       1,692,000        367,000        658,000
  10/1/97   Gresham / Powell                           -          322,000       1,298,000        204,000        446,000
  10/1/97   Warren / Mound Road                        -          268,000       1,025,000        191,000        364,000
  10/1/97   Woodside/Brooklyn                          -        5,016,000       3,950,000        373,000      1,392,000
  10/1/97   Enfield / Elm Street                       -          399,000       1,900,000        275,000        652,000
  10/1/97   Roselle / Lake Street                      -          312,000       1,411,000        193,000        495,000
  10/1/97   Milwaukee / Appleton                       -          324,000       1,385,000        220,000        491,000
  10/1/97   Emeryville / Bay St                        -        1,602,000       1,830,000        186,000        637,000
  10/1/97   Monterey / Del Rey                         -          257,000       1,048,000        201,000        360,000
  10/1/97   San Leandro / Washington                   -          660,000       1,142,000        175,000        401,000
  10/1/97   Boca Raton / N.W. 20                       -        1,140,000       2,256,000        381,000        782,000
  10/1/97   Washington Dc/So Capital                   -        1,437,000       4,489,000        431,000      1,531,000
  10/1/97   Lynn / Lynnway                             -          463,000       3,059,000        366,000      1,077,000
  10/1/97   Pompano Beach                              -        1,077,000       1,527,000        537,000        540,000
  10/1/97   Lake Oswego/ N.State                       -          465,000       1,956,000        262,000        670,000
  10/1/97   Daly City / Mission                        -          389,000       2,921,000        248,000        971,000
  10/1/97   Odenton / Route 175                        -          456,000       2,104,000        248,000        732,000
  10/1/97   Novato / Landing                           -        2,416,000       3,496,000        237,000        275,000
  10/1/97   St. Louis / Lindberg                       -          584,000       1,508,000        224,000        124,000
  10/1/97   Oakland/International                      -          358,000       1,568,000        228,000        127,000
  10/1/97   Stockton / March Lane                      -          663,000       1,398,000        122,000        110,000
  10/1/97   Des Plaines / Golf Rd                      -        1,363,000       3,093,000        209,000        236,000
  10/1/97   Morton Grove / Wauke                       -        2,658,000       3,232,000      3,601,000        327,000
  10/1/97   Los Angeles / Jefferson                    -        1,090,000       1,580,000        234,000        126,000
  10/1/97   Los Angeles / Martin                       -          869,000       1,152,000        110,000         92,000
  10/1/97   San Leandro / E. 14th                      -          627,000       1,289,000        112,000        102,000
  10/1/97   Tucson / Tanque Verde                      -          345,000       1,709,000        160,000        135,000
  10/1/97   Randolph / Warren St                       -        2,330,000       1,914,000        462,000        153,000
  10/1/97   Forrestville / Penn.                       -        1,056,000       2,347,000        244,000        188,000
  10/1/97   Bridgeport                                 -        4,877,000       2,739,000        584,000        228,000
  10/1/97   North Hollywood/Vine                       -          906,000       2,379,000        176,000        183,000
  10/1/97   Santa Cruz / Portola                       -          535,000       1,526,000        152,000        122,000
  10/1/97   Hyde Park / River St                       -          626,000       1,748,000        247,000        139,000
  10/1/97   Dublin / San Ramon Rd                      -          942,000       1,999,000        158,000        153,000
  10/1/97   Vallejo / Humboldt                         -          473,000       1,651,000        148,000        129,000

                                                           Gross Carrying Amount
                                                           At December 31, 2002
   Date                                        --------------------------------------------- Accumulated
 Acquired            Description                Land             Building          Total    Depreciation
--------------------------------------------------------------------------------------------------------
  10/1/97   Justice / Industrial                  233,000        1,729,000       1,962,000       452,000
  10/1/97   Burbank / San Fernando              1,827,000        3,162,000       4,989,000       797,000
  10/1/97   Pinole / Appian Way                   729,000        2,638,000       3,367,000       674,000
  10/1/97   Denver / Tamarac Park               2,548,000        2,714,000       5,262,000       746,000
  10/1/97   Gresham / Powell                      322,000        1,948,000       2,270,000       485,000
  10/1/97   Warren / Mound Road                   268,000        1,580,000       1,848,000       379,000
  10/1/97   Woodside/Brooklyn                   5,022,000        5,709,000      10,731,000     1,246,000
  10/1/97   Enfield / Elm Street                  399,000        2,827,000       3,226,000       661,000
  10/1/97   Roselle / Lake Street                 312,000        2,099,000       2,411,000       524,000
  10/1/97   Milwaukee / Appleton                  324,000        2,096,000       2,420,000       494,000
  10/1/97   Emeryville / Bay St                 1,604,000        2,651,000       4,255,000       652,000
  10/1/97   Monterey / Del Rey                    257,000        1,609,000       1,866,000       376,000
  10/1/97   San Leandro / Washington              661,000        1,717,000       2,378,000       421,000
  10/1/97   Boca Raton / N.W. 20                1,141,000        3,418,000       4,559,000       803,000
  10/1/97   Washington Dc/So Capital            1,439,000        6,449,000       7,888,000     1,316,000
  10/1/97   Lynn / Lynnway                        464,000        4,501,000       4,965,000     1,043,000
  10/1/97   Pompano Beach                       1,078,000        2,603,000       3,681,000       564,000
  10/1/97   Lake Oswego/ N.State                  466,000        2,887,000       3,353,000       667,000
  10/1/97   Daly City / Mission                   389,000        4,140,000       4,529,000       953,000
  10/1/97   Odenton / Route 175                   457,000        3,083,000       3,540,000       625,000
  10/1/97   Novato / Landing                    2,419,000        4,005,000       6,424,000     1,170,000
  10/1/97   St. Louis / Lindberg                  585,000        1,855,000       2,440,000       522,000
  10/1/97   Oakland/International                 358,000        1,923,000       2,281,000       536,000
  10/1/97   Stockton / March Lane                 664,000        1,629,000       2,293,000       463,000
  10/1/97   Des Plaines / Golf Rd               1,365,000        3,536,000       4,901,000     1,035,000
  10/1/97   Morton Grove / Wauke                2,661,000        7,157,000       9,818,000     1,646,000
  10/1/97   Los Angeles / Jefferson             1,091,000        1,939,000       3,030,000       529,000
  10/1/97   Los Angeles / Martin                  870,000        1,353,000       2,223,000       383,000
  10/1/97   San Leandro / E. 14th                 628,000        1,502,000       2,130,000       422,000
  10/1/97   Tucson / Tanque Verde                 345,000        2,004,000       2,349,000       516,000
  10/1/97   Randolph / Warren St                2,333,000        2,526,000       4,859,000       604,000
  10/1/97   Forrestville / Penn.                1,057,000        2,778,000       3,835,000       767,000
  10/1/97   Bridgeport                          4,883,000        3,545,000       8,428,000       951,000
  10/1/97   North Hollywood/Vine                  907,000        2,737,000       3,644,000       704,000
  10/1/97   Santa Cruz / Portola                  536,000        1,799,000       2,335,000       479,000
  10/1/97   Hyde Park / River St                  627,000        2,133,000       2,760,000       536,000
  10/1/97   Dublin / San Ramon Rd                 943,000        2,309,000       3,252,000       685,000
  10/1/97   Vallejo / Humboldt                    474,000        1,927,000       2,401,000       507,000

                                                                                                           Adjustments
                                                                      Initial Cost              Costs     Resulting from
                                                             -----------------------------    Subsequent  the Acquisition
   Date                                         Encum-                         Buildings &        to       of Minority
 Acquired            Description               brances              Land      Improvements    Acquisition   Interests
-----------------------------------------------------------------------------------------------------------------------------
  10/1/97   Fremont/Warm Springs                       -          848,000       2,885,000        244,000        225,000
  10/1/97   Seattle / Stone Way                        -          829,000       2,180,000        280,000        173,000
  10/1/97   W. Olympia                                 -          149,000       1,096,000        267,000         90,000
  10/1/97   Mercer/Parkside Ave                        -          359,000       1,763,000        205,000        141,000
  10/1/97   Bridge Water / Main                        -          445,000       2,054,000        255,000        159,000
  10/1/97   Norwalk / Hoyt Street                      -        2,369,000       3,049,000        535,000        253,000
  11/2/97   Lansing                                    -          758,000       1,768,000        120,000              -
  11/7/97   Phoenix                                    -        1,197,000       2,793,000        124,000              -
 11/13/97   Tinley Park                                -        1,422,000       3,319,000         49,000              -
  3/17/98   Houston/De Soto Dr.                        -          659,000       1,537,000         90,000              -
  3/17/98   Houston / East Freeway                     -          593,000       1,384,000        128,000              -
  3/17/98   Austin/Ben White                           -          692,000       1,614,000         75,000              -
  3/17/98   Arlington/E.Pioneer                        -          922,000       2,152,000        147,000              -
  3/17/98   Las Vegas/Tropicana                        -        1,285,000       2,998,000        128,000              -
  3/17/98   Branford / Summit Place                    -          728,000       1,698,000        105,000              -
  3/17/98   Las Vegas / Charleston                     -          791,000       1,845,000        106,000              -
  3/17/98   So. San Francisco                          -        1,550,000       3,617,000         77,000              -
  3/17/98   Pasadena / Arroyo Prkwy                    -        3,005,000       7,012,000        132,000              -
  3/17/98   Tempe / E. Broadway                        -          633,000       1,476,000        125,000              -
  3/17/98   Phoenix / N. 43rd Ave                      -          443,000       1,033,000        141,000              -
  3/17/98   Phoenix/No. 43rd                           -          380,000         886,000        362,000              -
  3/17/98   Phoenix / Black Canyon                     -          380,000         886,000        128,000              -
  3/17/98   Phoenix/Black Canyon                       -          136,000         317,000        185,000              -
  3/17/98   Nesconset / Southern                       -        1,423,000       3,321,000        100,000              -
  4/1/98    St. Louis / Hwy. 141                       -          659,000       1,628,000      4,472,000              -
  4/1/98    Island Park / Austin                       -        2,313,000       3,015,000       (626,000)             -
  4/1/98    Akron / Brittain Rd.                       -          275,000       2,248,000       (209,000)             -
  4/1/98    Patchogue/W.Sunrise                        -          936,000       2,184,000        118,000              -
  4/1/98    Havertown/West Chester                     -        1,254,000       2,926,000         92,000              -
  4/1/98    Schiller Park/River                        -          568,000       1,390,000         64,000              -
  4/1/98    Chicago / Cuyler                           -        1,400,000       2,695,000         87,000              -
  4/1/98    Chicago Heights/West                       -          468,000       1,804,000         64,000              -
  4/1/98    Arlington Hts/University                   -          670,000       3,004,000         77,000              -
  4/1/98    Cicero / Ogden                             -        1,678,000       2,266,000        267,000              -
  4/1/98    Chicago/W. Howard St.                      -          974,000       2,875,000        124,000              -
  4/1/98    Chicago/N. Western Ave                     -        1,453,000       3,205,000        107,000              -
  4/1/98    Chicago/Northwest Hwy                      -          925,000       2,412,000         64,000              -
  4/1/98    Chicago/N. Wells St.                       -        1,446,000       2,828,000         89,000              -

                                                           Gross Carrying Amount
                                                           At December 31, 2002
   Date                                        --------------------------------------------- Accumulated
 Acquired            Description                Land             Building          Total    Depreciation
--------------------------------------------------------------------------------------------------------
  10/1/97   Fremont/Warm Springs                  849,000        3,353,000       4,202,000       832,000
  10/1/97   Seattle / Stone Way                   830,000        2,632,000       3,462,000       629,000
  10/1/97   W. Olympia                            149,000        1,453,000       1,602,000       347,000
  10/1/97   Mercer/Parkside Ave                   359,000        2,109,000       2,468,000       529,000
  10/1/97   Bridge Water / Main                   446,000        2,467,000       2,913,000       605,000
  10/1/97   Norwalk / Hoyt Street               2,372,000        3,834,000       6,206,000       900,000
  11/2/97   Lansing                               759,000        1,887,000       2,646,000       460,000
  11/7/97   Phoenix                             1,198,000        2,916,000       4,114,000       661,000
 11/13/97   Tinley Park                         1,424,000        3,366,000       4,790,000       704,000
  3/17/98   Houston/De Soto Dr.                   660,000        1,626,000       2,286,000       334,000
  3/17/98   Houston / East Freeway                594,000        1,511,000       2,105,000       335,000
  3/17/98   Austin/Ben White                      693,000        1,688,000       2,381,000       349,000
  3/17/98   Arlington/E.Pioneer                   923,000        2,298,000       3,221,000       462,000
  3/17/98   Las Vegas/Tropicana                 1,287,000        3,124,000       4,411,000       625,000
  3/17/98   Branford / Summit Place               729,000        1,802,000       2,531,000       381,000
  3/17/98   Las Vegas / Charleston                792,000        1,950,000       2,742,000       398,000
  3/17/98   So. San Francisco                   1,552,000        3,692,000       5,244,000       731,000
  3/17/98   Pasadena / Arroyo Prkwy             3,009,000        7,140,000      10,149,000     1,385,000
  3/17/98   Tempe / E. Broadway                   634,000        1,600,000       2,234,000       330,000
  3/17/98   Phoenix / N. 43rd Ave                 444,000        1,173,000       1,617,000       261,000
  3/17/98   Phoenix/No. 43rd                      380,000        1,248,000       1,628,000       205,000
  3/17/98   Phoenix / Black Canyon                380,000        1,014,000       1,394,000       228,000
  3/17/98   Phoenix/Black Canyon                  136,000          502,000         638,000       123,000
  3/17/98   Nesconset / Southern                1,425,000        3,419,000       4,844,000       674,000
  4/1/98    St. Louis / Hwy. 141                1,346,000        5,413,000       6,759,000       603,000
  4/1/98    Island Park / Austin                1,376,000        3,326,000       4,702,000       634,000
  4/1/98    Akron / Brittain Rd.                  670,000        1,644,000       2,314,000       264,000
  4/1/98    Patchogue/W.Sunrise                   937,000        2,301,000       3,238,000       480,000
  4/1/98    Havertown/West Chester              1,250,000        3,022,000       4,272,000       612,000
  4/1/98    Schiller Park/River                   569,000        1,453,000       2,022,000       310,000
  4/1/98    Chicago / Cuyler                    1,402,000        2,780,000       4,182,000       617,000
  4/1/98    Chicago Heights/West                  469,000        1,867,000       2,336,000       417,000
  4/1/98    Arlington Hts/University              671,000        3,080,000       3,751,000       668,000
  4/1/98    Cicero / Ogden                      1,680,000        2,531,000       4,211,000       580,000
  4/1/98    Chicago/W. Howard St.                 975,000        2,998,000       3,973,000       675,000
  4/1/98    Chicago/N. Western Ave              1,455,000        3,310,000       4,765,000       728,000
  4/1/98    Chicago/Northwest Hwy                 926,000        2,475,000       3,401,000       539,000
  4/1/98    Chicago/N. Wells St.                1,448,000        2,915,000       4,363,000       641,000

                                                                                                           Adjustments
                                                                      Initial Cost              Costs     Resulting from
                                                             -----------------------------    Subsequent  the Acquisition
   Date                                         Encum-                         Buildings &        to       of Minority
 Acquired            Description               brances              Land      Improvements    Acquisition   Interests
-----------------------------------------------------------------------------------------------------------------------------
  4/1/98    Chicago / Pulaski Rd.                      -        1,276,000       2,858,000         62,000              -
  4/1/98    Artesia / Artesia                          -          625,000       1,419,000         93,000              -
  4/1/98    Arcadia / Lower Azusa                      -          821,000       1,369,000         92,000              -
  4/1/98    Manassas / Centreville                     -          405,000       2,137,000        166,000              -
  4/1/98    La Downtwn/10 Fwy                          -        1,608,000       3,358,000        129,000              -
  4/1/98    Bellevue / Northup                         -        1,232,000       3,306,000        218,000              -
  4/1/98    Hollywood/Cole & Wilshire                  -        1,590,000       1,785,000         80,000              -
  4/1/98    Atlanta/John Wesley                        -        1,233,000       1,665,000        169,000              -
  4/1/98    Montebello/S. Maple                        -        1,274,000       2,299,000         62,000              -
  4/1/98    Lake City/Forest Park                      -          248,000       1,445,000         79,000              -
  4/1/98    Baltimore / W. Patap                       -          403,000       2,650,000        122,000              -
  4/1/98    Fraser/Groesbeck Hwy                       -          368,000       1,796,000         74,000              -
  4/1/98    Vallejo / Mini Drive                       -          560,000       1,803,000         78,000              -
  4/1/98    San Diego/54th & Euclid                    -          952,000       2,550,000         98,000              -
  4/1/98    Miami / 5th Street                         -        2,327,000       3,234,000        108,000              -
  4/1/98    Silver Spring/Hill                         -          922,000       2,080,000        131,000              -
  4/1/98    Chicago/E. 95th St.                        -          397,000       2,357,000         98,000              -
  4/1/98    Chicago / S. Harlem                        -          791,000       1,424,000         70,000              -
  4/1/98    St. Charles /Highway                       -          623,000       1,501,000        114,000              -
  4/1/98    Chicago/Burr Ridge Rd.                     -          421,000       2,165,000         60,000              -
  4/1/98    Yonkers / Route 9a                         -        1,722,000       3,823,000        114,000              -
  4/1/98    Silverlake/Glendale                        -        2,314,000       5,481,000        107,000              -
  4/1/98    Chicago/Harlem Ave                         -        1,430,000       3,038,000         95,000              -
  4/1/98    Bethesda / Butler Rd                       -        1,146,000       2,509,000         64,000              -
  4/1/98    Dundalk / Wise Ave                         -          447,000       2,005,000         81,000              -
  4/1/98    St. Louis / Hwy. 141                       -          659,000       1,628,000         57,000              -
  4/1/98    Island Park / Austin                       -        2,313,000       3,015,000         78,000              -
  4/1/98    Dallas / Kingsly                           -        1,095,000       1,712,000        103,000              -
  5/1/98    Berkeley / 2nd St.                         -        1,914,000       4,466,000       (130,000)             -
  5/8/98    Cleveland / W. 117th                       -          930,000       2,277,000        182,000              -
  5/8/98    La /Venice Blvd                            -        1,470,000       3,599,000         80,000              -
  5/8/98    Aurora / Farnsworth                        -          960,000       2,350,000         70,000              -
  5/8/98    Santa Rosa / Hopper                        -        1,020,000       2,497,000         93,000              -
  5/8/98    Golden Valley / Winn                       -          630,000       1,542,000         88,000              -
  5/8/98    St. Louis / Benham                         -          810,000       1,983,000        143,000              -
  5/8/98    Chicago / S. Chicago                       -          840,000       2,057,000         59,000              -
  10/1/98   El Segundo / Sepulveda                     -        6,586,000       5,795,000        106,000              -
  10/1/98   Atlanta / Memorial Dr.                     -          414,000       2,239,000        157,000              -

                                                           Gross Carrying Amount
                                                           At December 31, 2002
   Date                                        --------------------------------------------- Accumulated
 Acquired            Description                Land             Building          Total    Depreciation
--------------------------------------------------------------------------------------------------------
  4/1/98    Chicago / Pulaski Rd.               1,277,000        2,919,000       4,196,000       616,000
  4/1/98    Artesia / Artesia                     626,000        1,511,000       2,137,000       430,000
  4/1/98    Arcadia / Lower Azusa                 822,000        1,460,000       2,282,000       410,000
  4/1/98    Manassas / Centreville                405,000        2,303,000       2,708,000       659,000
  4/1/98    La Downtwn/10 Fwy                   1,610,000        3,485,000       5,095,000       962,000
  4/1/98    Bellevue / Northup                  1,233,000        3,523,000       4,756,000     1,007,000
  4/1/98    Hollywood/Cole & Wilshire           1,592,000        1,863,000       3,455,000       517,000
  4/1/98    Atlanta/John Wesley                 1,234,000        1,833,000       3,067,000       576,000
  4/1/98    Montebello/S. Maple                 1,275,000        2,360,000       3,635,000       653,000
  4/1/98    Lake City/Forest Park                 248,000        1,524,000       1,772,000       431,000
  4/1/98    Baltimore / W. Patap                  403,000        2,772,000       3,175,000       741,000
  4/1/98    Fraser/Groesbeck Hwy                  368,000        1,870,000       2,238,000       506,000
  4/1/98    Vallejo / Mini Drive                  561,000        1,880,000       2,441,000       517,000
  4/1/98    San Diego/54th & Euclid               953,000        2,647,000       3,600,000       817,000
  4/1/98    Miami / 5th Street                  2,330,000        3,339,000       5,669,000     1,000,000
  4/1/98    Silver Spring/Hill                    923,000        2,210,000       3,133,000       689,000
  4/1/98    Chicago/E. 95th St.                   397,000        2,455,000       2,852,000       758,000
  4/1/98    Chicago / S. Harlem                   792,000        1,493,000       2,285,000       471,000
  4/1/98    St. Charles /Highway                  624,000        1,614,000       2,238,000       519,000
  4/1/98    Chicago/Burr Ridge Rd.                421,000        2,225,000       2,646,000       696,000
  4/1/98    Yonkers / Route 9a                  1,724,000        3,935,000       5,659,000     1,181,000
  4/1/98    Silverlake/Glendale                 2,317,000        5,585,000       7,902,000     1,670,000
  4/1/98    Chicago/Harlem Ave                  1,432,000        3,131,000       4,563,000       945,000
  4/1/98    Bethesda / Butler Rd                1,147,000        2,572,000       3,719,000       749,000
  4/1/98    Dundalk / Wise Ave                    448,000        2,085,000       2,533,000       591,000
  4/1/98    St. Louis / Hwy. 141                  660,000        1,684,000       2,344,000       565,000
  4/1/98    Island Park / Austin                2,316,000        3,090,000       5,406,000     1,030,000
  4/1/98    Dallas / Kingsly                    1,096,000        1,814,000       2,910,000       505,000
  5/1/98    Berkeley / 2nd St.                  1,839,000        4,411,000       6,250,000       870,000
  5/8/98    Cleveland / W. 117th                  931,000        2,458,000       3,389,000       499,000
  5/8/98    La /Venice Blvd                     1,472,000        3,677,000       5,149,000       687,000
  5/8/98    Aurora / Farnsworth                   961,000        2,419,000       3,380,000       462,000
  5/8/98    Santa Rosa / Hopper                 1,021,000        2,589,000       3,610,000       493,000
  5/8/98    Golden Valley / Winn                  631,000        1,629,000       2,260,000       331,000
  5/8/98    St. Louis / Benham                    811,000        2,125,000       2,936,000       426,000
  5/8/98    Chicago / S. Chicago                  841,000        2,115,000       2,956,000       395,000
  10/1/98   El Segundo / Sepulveda              6,594,000        5,893,000      12,487,000     1,084,000
  10/1/98   Atlanta / Memorial Dr.                414,000        2,396,000       2,810,000       478,000

                                                                                                           Adjustments
                                                                      Initial Cost              Costs     Resulting from
                                                             -----------------------------    Subsequent  the Acquisition
   Date                                         Encum-                         Buildings &        to       of Minority
 Acquired            Description               brances              Land      Improvements    Acquisition   Interests
-----------------------------------------------------------------------------------------------------------------------------
  10/1/98   Chicago / W. 79th St                       -          861,000       2,789,000        222,000              -
  10/1/98   Chicago / N. Broadway                      -        1,918,000       3,824,000        123,000              -
  10/1/98   Dallas / Greenville                        -        1,933,000       2,892,000         90,000              -
  10/1/98   Tacoma / Orchard                           -          358,000       1,987,000         75,000              -
  10/1/98   St. Louis / Gravois                        -          312,000       2,327,000        129,000              -
  10/1/98   White Bear Lake                            -          578,000       2,079,000         71,000              -
  10/1/98   Santa Cruz / Soquel                        -          832,000       2,385,000         93,000              -
  10/1/98   Coon Rapids / Hwy 10                       -          330,000       1,646,000         71,000              -
  10/1/98   Oxnard / Hueneme Rd                        -          923,000       3,925,000        103,000              -
  10/1/98   Vancouver/ Millplain                       -          343,000       2,000,000         76,000              -
  10/1/98   Tigard / Mc Ewan                           -          597,000       1,652,000         81,000              -
  10/1/98   Griffith / Cline                           -          299,000       2,118,000         43,000              -
  10/1/98   Miami / Sunset Drive                       -        1,656,000       2,321,000      1,932,000              -
  10/1/98   Farmington / 9 Mile                        -          580,000       2,526,000         79,000              -
  10/1/98   Los Gatos / University                     -        2,234,000       3,890,000       (258,000)             -
  10/1/98   N. Hollywood                               -        1,484,000       3,143,000         42,000              -
  10/1/98   Petaluma / Transport                       -          460,000       1,840,000      4,935,000              -
  10/1/98   Chicago / 111th                            -          341,000       2,898,000      2,143,000              -
  10/1/98   Upper Darby / Market                       -          808,000       5,011,000        123,000              -
  10/1/98   San Jose / Santa                           -          966,000       3,870,000         82,000              -
  10/1/98   San Diego / Morena                         -        3,173,000       5,469,000         90,000              -
  10/1/98   Brooklyn /Rockaway Ave                     -        6,272,000       9,691,000        292,000              -
  10/1/98   Revere / Charger St                        -        1,997,000       3,727,000        171,000              -
  10/1/98   Las Vegas / E. Charles                     -          602,000       2,545,000         99,000              -
  10/1/98   Laurel / Baltimore Ave                     -        1,899,000       4,498,000        150,000              -
  10/1/98   East La/Figueroa & 4th                     -        1,213,000       2,689,000         50,000              -
  10/1/98   Oldsmar / Tampa Road                       -          760,000       2,154,000      2,727,000              -
  10/1/98   Ft. Lauderdale /S.W.                       -        1,046,000       2,928,000         75,000              -
  10/1/98   Miami / Nw 73rd St                         -        1,050,000       3,064,000         83,000              -
  1/1/99    New Orleans/St.Charles                     -        1,463,000       2,634,000         56,000              -
  1/6/99    Brandon / E. Brandon Blvd                  -        1,560,000       3,695,000         64,000              -
  3/12/99   St. Louis / N. Lindbergh Blvd.             -        1,688,000       3,939,000        159,000              -
  3/12/99   St. Louis /Vandeventer Midtown             -          699,000       1,631,000        107,000              -
  3/12/99   St. Ann / Maryland Heights                 -        1,035,000       2,414,000         96,000              -
  3/12/99   Florissant / N. Hwy 67                     -          971,000       2,265,000        121,000              -
  3/12/99   Ferguson Area-W.Florissant                 -        1,194,000       2,732,000        223,000              -
  3/12/99   Florissant / New Halls Ferry Rd            -        1,144,000       2,670,000        199,000              -
  3/12/99   St. Louis / Airport                        -          785,000       1,833,000         80,000              -

                                                           Gross Carrying Amount
                                                           At December 31, 2002
   Date                                        --------------------------------------------- Accumulated
 Acquired            Description                Land             Building          Total    Depreciation
--------------------------------------------------------------------------------------------------------
  10/1/98   Chicago / W. 79th St                  862,000        3,010,000       3,872,000       609,000
  10/1/98   Chicago / N. Broadway               1,920,000        3,945,000       5,865,000       760,000
  10/1/98   Dallas / Greenville                 1,935,000        2,980,000       4,915,000       552,000
  10/1/98   Tacoma / Orchard                      358,000        2,062,000       2,420,000       405,000
  10/1/98   St. Louis / Gravois                   312,000        2,456,000       2,768,000       481,000
  10/1/98   White Bear Lake                       579,000        2,149,000       2,728,000       409,000
  10/1/98   Santa Cruz / Soquel                   833,000        2,477,000       3,310,000       477,000
  10/1/98   Coon Rapids / Hwy 10                  330,000        1,717,000       2,047,000       335,000
  10/1/98   Oxnard / Hueneme Rd                   924,000        4,027,000       4,951,000       755,000
  10/1/98   Vancouver/ Millplain                  343,000        2,076,000       2,419,000       410,000
  10/1/98   Tigard / Mc Ewan                      598,000        1,732,000       2,330,000       350,000
  10/1/98   Griffith / Cline                      299,000        2,161,000       2,460,000       403,000
  10/1/98   Miami / Sunset Drive                2,270,000        3,639,000       5,909,000       535,000
  10/1/98   Farmington / 9 Mile                   581,000        2,604,000       3,185,000       483,000
  10/1/98   Los Gatos / University              2,237,000        3,629,000       5,866,000       666,000
  10/1/98   N. Hollywood                        1,486,000        3,183,000       4,669,000       590,000
  10/1/98   Petaluma / Transport                  858,000        6,377,000       7,235,000       539,000
  10/1/98   Chicago / 111th                       433,000        4,949,000       5,382,000       548,000
  10/1/98   Upper Darby / Market                  809,000        5,133,000       5,942,000       947,000
  10/1/98   San Jose / Santa                      967,000        3,951,000       4,918,000       745,000
  10/1/98   San Diego / Morena                  3,177,000        5,555,000       8,732,000     1,022,000
  10/1/98   Brooklyn /Rockaway Ave              6,279,000        9,976,000      16,255,000     1,841,000
  10/1/98   Revere / Charger St                 1,999,000        3,896,000       5,895,000       745,000
  10/1/98   Las Vegas / E. Charles                603,000        2,643,000       3,246,000       510,000
  10/1/98   Laurel / Baltimore Ave              1,901,000        4,646,000       6,547,000       861,000
  10/1/98   East La/Figueroa & 4th              1,214,000        2,738,000       3,952,000       511,000
  10/1/98   Oldsmar / Tampa Road                1,050,000        4,591,000       5,641,000       605,000
  10/1/98   Ft. Lauderdale /S.W.                1,047,000        3,002,000       4,049,000       553,000
  10/1/98   Miami / Nw 73rd St                  1,051,000        3,146,000       4,197,000       594,000
  1/1/99    New Orleans/St.Charles              1,465,000        2,688,000       4,153,000       427,000
  1/6/99    Brandon / E. Brandon Blvd           1,562,000        3,757,000       5,319,000       506,000
  3/12/99   St. Louis / N. Lindbergh Blvd.      1,690,000        4,096,000       5,786,000       641,000
  3/12/99   St. Louis /Vandeventer Midtown        700,000        1,737,000       2,437,000       280,000
  3/12/99   St. Ann / Maryland Heights          1,036,000        2,509,000       3,545,000       401,000
  3/12/99   Florissant / N. Hwy 67                972,000        2,385,000       3,357,000       378,000
  3/12/99   Ferguson Area-W.Florissant          1,195,000        2,954,000       4,149,000       495,000
  3/12/99   Florissant / New Halls Ferry Rd     1,145,000        2,868,000       4,013,000       466,000
  3/12/99   St. Louis / Airport                   786,000        1,912,000       2,698,000       300,000

                                                                                                           Adjustments
                                                                      Initial Cost              Costs     Resulting from
                                                             -----------------------------    Subsequent  the Acquisition
   Date                                         Encum-                         Buildings &        to       of Minority
 Acquired            Description               brances              Land      Improvements    Acquisition   Interests
-----------------------------------------------------------------------------------------------------------------------------
  3/12/99   St. Louis/ S.Third St                      -        1,096,000       2,557,000         64,000              -
  3/12/99   Kansas City / E. 47th St.                  -          610,000       1,424,000        123,000              -
  3/12/99   Kansas City /E. 67th Terrace               -        1,136,000       2,643,000         77,000              -
  3/12/99   Kansas City / James A. Reed Rd             -          749,000       1,748,000         73,000              -
  3/12/99   Independence / 291                         -          871,000       2,032,000         89,000              -
  3/12/99   Raytown / Woodson Rd                       -          915,000       2,134,000         86,000              -
  3/12/99   Kansas City / 34th Main Street             -          114,000       2,599,000        546,000              -
  3/12/99   Columbia / River Dr                        -          671,000       1,566,000        144,000              -
  3/12/99   Columbia / Buckner Rd                      -          714,000       1,665,000        246,000              -
  3/12/99   Columbia / Decker Park Rd                  -          605,000       1,412,000        102,000              -
  3/12/99   Columbia / Rosewood Dr                     -          777,000       1,814,000         94,000              -
  3/12/99   W. Columbia / Orchard Dr.                  -          272,000         634,000        112,000              -
  3/12/99   W. Columbia / Airport Blvd                 -          493,000       1,151,000         96,000              -
  3/12/99   Greenville / Whitehorse Rd                 -          882,000       2,058,000         75,000              -
  3/12/99   Greenville / Woods Lake Rd                 -          364,000         849,000        107,000              -
  3/12/99   Mauldin / N. Main Street                   -          571,000       1,333,000        103,000              -
  3/12/99   Simpsonville / Grand View Dr               -          582,000       1,358,000        112,000              -
  3/12/99   Taylors / Wade Hampton Blvd                -          650,000       1,517,000        125,000              -
  3/12/99   Charleston/Ashley Phosphate                -          839,000       1,950,000        173,000              -
  3/12/99   N. Charleston / Dorchester Rd              -          380,000         886,000        101,000              -
  3/12/99   N. Charleston / Dorchester                 -          487,000       1,137,000        117,000              -
  3/12/99   Charleston / Sam Rittenberg Blvd           -          555,000       1,296,000         96,000              -
  3/12/99   Hilton Head / Office Park Rd               -        1,279,000       2,985,000         87,000              -
  3/12/99   Columbia / Plumbers Rd                     -          368,000         858,000        117,000              -
  3/12/99   Greenville / Pineknoll Rd                  -          927,000       2,163,000        139,000              -
  3/12/99   Hilton Head / Yacht Cove Dr                -        1,182,000       2,753,000        145,000              -
  3/12/99   Spartanburg / Chesnee Hwy                  -          533,000       1,244,000        212,000              -
  3/12/99   Charleston / Ashley River Rd               -        1,114,000       2,581,000        112,000              -
  3/12/99   Columbia / Broad River                     -        1,463,000       3,413,000        192,000              -
  3/12/99   Charlotte / East Wt Harris Blvd            -          736,000       1,718,000         86,000              -
  3/12/99   Charlotte / North Tryon St.                -          708,000       1,653,000        178,000              -
  3/12/99   Charlotte / South Blvd                     -          641,000       1,496,000        105,000              -
  3/12/99   Kannapolis / Oregon St                     -          463,000       1,081,000         84,000              -
  3/12/99   Durham / E. Club Blvd                      -          947,000       2,209,000         89,000              -
  3/12/99   Durham / N. Duke St.                       -          769,000       1,794,000        109,000              -
  3/12/99   Raleigh / Maitland Dr                      -          679,000       1,585,000         95,000              -
  3/12/99   Greensboro / O'henry Blvd                  -          577,000       1,345,000        180,000              -
  3/12/99   Gastonia / S. York Rd                      -          467,000       1,089,000        113,000              -

                                                           Gross Carrying Amount
                                                           At December 31, 2002
   Date                                        --------------------------------------------- Accumulated
 Acquired            Description                Land             Building          Total    Depreciation
--------------------------------------------------------------------------------------------------------
  3/12/99   St. Louis/ S.Third St               1,097,000        2,620,000       3,717,000       416,000
  3/12/99   Kansas City / E. 47th St.             611,000        1,546,000       2,157,000       247,000
  3/12/99   Kansas City /E. 67th Terrace        1,137,000        2,719,000       3,856,000       433,000
  3/12/99   Kansas City / James A. Reed Rd        750,000        1,820,000       2,570,000       299,000
  3/12/99   Independence / 291                    872,000        2,120,000       2,992,000       335,000
  3/12/99   Raytown / Woodson Rd                  916,000        2,219,000       3,135,000       353,000
  3/12/99   Kansas City / 34th Main Street        114,000        3,145,000       3,259,000       545,000
  3/12/99   Columbia / River Dr                   672,000        1,709,000       2,381,000       301,000
  3/12/99   Columbia / Buckner Rd                 715,000        1,910,000       2,625,000       380,000
  3/12/99   Columbia / Decker Park Rd             606,000        1,513,000       2,119,000       264,000
  3/12/99   Columbia / Rosewood Dr                778,000        1,907,000       2,685,000       318,000
  3/12/99   W. Columbia / Orchard Dr.             272,000          746,000       1,018,000       150,000
  3/12/99   W. Columbia / Airport Blvd            494,000        1,246,000       1,740,000       207,000
  3/12/99   Greenville / Whitehorse Rd            883,000        2,132,000       3,015,000       351,000
  3/12/99   Greenville / Woods Lake Rd            364,000          956,000       1,320,000       173,000
  3/12/99   Mauldin / N. Main Street              572,000        1,435,000       2,007,000       258,000
  3/12/99   Simpsonville / Grand View Dr          583,000        1,469,000       2,052,000       250,000
  3/12/99   Taylors / Wade Hampton Blvd           651,000        1,641,000       2,292,000       281,000
  3/12/99   Charleston/Ashley Phosphate           840,000        2,122,000       2,962,000       370,000
  3/12/99   N. Charleston / Dorchester Rd         380,000          987,000       1,367,000       168,000
  3/12/99   N. Charleston / Dorchester            488,000        1,253,000       1,741,000       221,000
  3/12/99   Charleston / Sam Rittenberg Blvd      556,000        1,391,000       1,947,000       244,000
  3/12/99   Hilton Head / Office Park Rd        1,281,000        3,070,000       4,351,000       486,000
  3/12/99   Columbia / Plumbers Rd                368,000          975,000       1,343,000       174,000
  3/12/99   Greenville / Pineknoll Rd             928,000        2,301,000       3,229,000       389,000
  3/12/99   Hilton Head / Yacht Cove Dr         1,183,000        2,897,000       4,080,000       471,000
  3/12/99   Spartanburg / Chesnee Hwy             534,000        1,455,000       1,989,000       260,000
  3/12/99   Charleston / Ashley River Rd        1,115,000        2,692,000       3,807,000       428,000
  3/12/99   Columbia / Broad River              1,465,000        3,603,000       5,068,000       609,000
  3/12/99   Charlotte / East Wt Harris Blvd       737,000        1,803,000       2,540,000       307,000
  3/12/99   Charlotte / North Tryon St.           709,000        1,830,000       2,539,000       317,000
  3/12/99   Charlotte / South Blvd                642,000        1,600,000       2,242,000       276,000
  3/12/99   Kannapolis / Oregon St                464,000        1,164,000       1,628,000       207,000
  3/12/99   Durham / E. Club Blvd                 948,000        2,297,000       3,245,000       378,000
  3/12/99   Durham / N. Duke St.                  770,000        1,902,000       2,672,000       310,000
  3/12/99   Raleigh / Maitland Dr                 680,000        1,679,000       2,359,000       288,000
  3/12/99   Greensboro / O'henry Blvd             578,000        1,524,000       2,102,000       281,000
  3/12/99   Gastonia / S. York Rd                 468,000        1,201,000       1,669,000       222,000

                                                                                                           Adjustments
                                                                      Initial Cost              Costs     Resulting from
                                                             -----------------------------    Subsequent  the Acquisition
   Date                                         Encum-                         Buildings &        to       of Minority
 Acquired            Description               brances              Land      Improvements    Acquisition   Interests
-----------------------------------------------------------------------------------------------------------------------------
  3/12/99   Durham / Kangaroo Dr.                      -        1,102,000       2,572,000        213,000              -
  3/12/99   Pensacola / Brent Lane                     -          402,000         938,000         92,000              -
  3/12/99   Pensacola / Creighton Road                 -          454,000       1,060,000        209,000              -
  3/12/99   Jacksonville / Park Avenue                 -          905,000       2,113,000        124,000              -
  3/12/99   Jacksonville / Phillips Hwy                -          665,000       1,545,000        162,000              -
  3/12/99   Clearwater / Highland Ave                  -          724,000       1,690,000        105,000              -
  3/12/99   Tarpon Springs / Us Highway 19             -          892,000       2,081,000        142,000              -
  3/12/99   Orlando /S. Orange Blossom Trail           -        1,229,000       2,867,000        145,000              -
  3/12/99   Casselberry II                             -        1,160,000       2,708,000         87,000              -
  3/12/99   Miami / Nw 14th Street                     -        1,739,000       4,058,000        110,000              -
  3/12/99   Tarpon Springs / Highway 19                -        1,179,000       2,751,000         88,000              -
  3/12/99   Ft. Myers / Tamiami Trail South            -          834,000       1,945,000         74,000              -
  3/12/99   Jacksonville / Ft. Caroline Rd.            -        1,037,000       2,420,000        160,000              -
  3/12/99   Orlando / South Semoran                    -          565,000       1,319,000         50,000              -
  3/12/99   Jacksonville / Southside Blvd.             -        1,278,000       2,982,000        162,000              -
  3/12/99   Miami / Nw 7th Ave                         -          783,000       1,827,000        147,000              -
  3/12/99   Vero Beach / Us Hwy 1                      -          678,000       1,583,000         68,000              -
  3/12/99   Ponte Vedra / Palm Valley Rd.              -          745,000       2,749,000        433,000              -
  3/12/99   Miami Lakes / Nw 153rd St.                 -          425,000         992,000         65,000              -
  3/12/99   Deerfield Beach / Sw 10th St.              -        1,844,000       4,302,000         64,000              -
  3/12/99   Apopka / S. Orange Blossom                 -          307,000         717,000         97,000              -
  3/12/99   Davie / University                         -          313,000       4,379,000        194,000              -
  3/12/99   Arlington / Division                       -          998,000       2,328,000         79,000              -
  3/12/99   Duncanville/S.Cedar Ridge                  -        1,477,000       3,447,000        157,000              -
  3/12/99   Carrollton / Trinity Mills West            -          530,000       1,237,000         88,000              -
  3/12/99   Houston / Wallisville Rd.                  -          744,000       1,736,000         68,000              -
  3/12/99   Houston / Fondren South                    -          647,000       1,510,000         50,000              -
  3/12/99   Houston / Addicks Satsuma                  -          409,000         954,000         89,000              -
  3/12/99   Addison / Inwood Road                      -        1,204,000       2,808,000         52,000              -
  3/12/99   Garland / Jackson Drive                    -          755,000       1,761,000         68,000              -
  3/12/99   Garland / Buckingham Road                  -          492,000       1,149,000        102,000              -
  3/12/99   Houston / South Main                       -        1,461,000       3,409,000         83,000              -
  3/12/99   Plano / Parker Road-Avenue K               -        1,517,000       3,539,000        113,000              -
  3/12/99   Houston / Bingle Road                      -          576,000       1,345,000        100,000              -
  3/12/99   Houston / Mangum Road                      -          737,000       1,719,000         93,000              -
  3/12/99   Houston / Hayes Road                       -          916,000       2,138,000         48,000              -
  3/12/99   Katy / Dominion Drive                      -          995,000       2,321,000         52,000              -
  3/12/99   Houston / Fm 1960 West                     -          513,000       1,198,000         75,000              -

                                                           Gross Carrying Amount
                                                           At December 31, 2002
   Date                                        --------------------------------------------- Accumulated
 Acquired            Description                Land             Building          Total    Depreciation
--------------------------------------------------------------------------------------------------------
  3/12/99   Durham / Kangaroo Dr.               1,103,000        2,784,000       3,887,000       468,000
  3/12/99   Pensacola / Brent Lane                402,000        1,030,000       1,432,000       179,000
  3/12/99   Pensacola / Creighton Road            455,000        1,268,000       1,723,000       210,000
  3/12/99   Jacksonville / Park Avenue            906,000        2,236,000       3,142,000       376,000
  3/12/99   Jacksonville / Phillips Hwy           666,000        1,706,000       2,372,000       303,000
  3/12/99   Clearwater / Highland Ave             725,000        1,794,000       2,519,000       303,000
  3/12/99   Tarpon Springs / Us Highway 19        893,000        2,222,000       3,115,000       377,000
  3/12/99   Orlando /S. Orange Blossom Trail    1,230,000        3,011,000       4,241,000       491,000
  3/12/99   Casselberry II                      1,161,000        2,794,000       3,955,000       456,000
  3/12/99   Miami / Nw 14th Street              1,741,000        4,166,000       5,907,000       668,000
  3/12/99   Tarpon Springs / Highway 19         1,180,000        2,838,000       4,018,000       460,000
  3/12/99   Ft. Myers / Tamiami Trail South       835,000        2,018,000       2,853,000       333,000
  3/12/99   Jacksonville / Ft. Caroline Rd.     1,038,000        2,579,000       3,617,000       427,000
  3/12/99   Orlando / South Semoran               566,000        1,368,000       1,934,000       227,000
  3/12/99   Jacksonville / Southside Blvd.      1,280,000        3,142,000       4,422,000       525,000
  3/12/99   Miami / Nw 7th Ave                    784,000        1,973,000       2,757,000       343,000
  3/12/99   Vero Beach / Us Hwy 1                 679,000        1,650,000       2,329,000       276,000
  3/12/99   Ponte Vedra / Palm Valley Rd.         746,000        3,181,000       3,927,000       571,000
  3/12/99   Miami Lakes / Nw 153rd St.            425,000        1,057,000       1,482,000       186,000
  3/12/99   Deerfield Beach / Sw 10th St.       1,846,000        4,364,000       6,210,000       686,000
  3/12/99   Apopka / S. Orange Blossom            307,000          814,000       1,121,000       153,000
  3/12/99   Davie / University                    313,000        4,573,000       4,886,000       698,000
  3/12/99   Arlington / Division                  999,000        2,406,000       3,405,000       379,000
  3/12/99   Duncanville/S.Cedar Ridge           1,479,000        3,602,000       5,081,000       584,000
  3/12/99   Carrollton / Trinity Mills West       531,000        1,324,000       1,855,000       226,000
  3/12/99   Houston / Wallisville Rd.             745,000        1,803,000       2,548,000       299,000
  3/12/99   Houston / Fondren South               648,000        1,559,000       2,207,000       257,000
  3/12/99   Houston / Addicks Satsuma             409,000        1,043,000       1,452,000       180,000
  3/12/99   Addison / Inwood Road               1,205,000        2,859,000       4,064,000       449,000
  3/12/99   Garland / Jackson Drive               756,000        1,828,000       2,584,000       300,000
  3/12/99   Garland / Buckingham Road             493,000        1,250,000       1,743,000       227,000
  3/12/99   Houston / South Main                1,463,000        3,490,000       4,953,000       557,000
  3/12/99   Plano / Parker Road-Avenue K        1,519,000        3,650,000       5,169,000       589,000
  3/12/99   Houston / Bingle Road                 577,000        1,444,000       2,021,000       246,000
  3/12/99   Houston / Mangum Road                 738,000        1,811,000       2,549,000       313,000
  3/12/99   Houston / Hayes Road                  917,000        2,185,000       3,102,000       349,000
  3/12/99   Katy / Dominion Drive                 996,000        2,372,000       3,368,000       377,000
  3/12/99   Houston / Fm 1960 West                514,000        1,272,000       1,786,000       223,000

                                                                                                           Adjustments
                                                                      Initial Cost              Costs     Resulting from
                                                             -----------------------------    Subsequent  the Acquisition
   Date                                         Encum-                         Buildings &        to       of Minority
 Acquired            Description               brances              Land      Improvements    Acquisition   Interests
-----------------------------------------------------------------------------------------------------------------------------
  3/12/99   Webster / Fm 528 Road                      -          756,000       1,764,000         78,000              -
  3/12/99   Houston / Loch Katrine Lane                -          580,000       1,352,000         73,000              -
  3/12/99   Houston / Milwee St.                       -          779,000       1,815,000         86,000              -
  3/12/99   Lewisville / Highway 121                   -          688,000       1,605,000         94,000              -
  3/12/99   Richardson / Central Expressway            -          465,000       1,085,000        103,000              -
  3/12/99   Houston / Hwy 6 South                      -          569,000       1,328,000         47,000              -
  3/12/99   Houston / Westheimer West                  -        1,075,000       2,508,000         45,000              -
  3/12/99   Ft. Worth / Granbury Road                  -          763,000       1,781,000         50,000              -
  3/12/99   Houston / New Castle                       -        2,346,000       5,473,000      1,207,000              -
  3/12/99   Dallas / Inwood Road                       -        1,478,000       3,448,000         45,000              -
  3/12/99   Fort Worth / Loop 820 North                -          729,000       1,702,000         77,000              -
  3/12/99   Carrollton / Marsh Lane South              -        1,353,000       3,156,000         17,000              -
  3/12/99   Dallas / Forest Central Dr                 -          859,000       2,004,000         35,000              -
  3/12/99   Arlington / Cooper St                      -          779,000       1,818,000         48,000              -
  3/12/99   Webster / Highway 3                        -          677,000       1,580,000         72,000              -
  3/12/99   Augusta / Peach Orchard Rd                 -          860,000       2,007,000        280,000              -
  3/12/99   Martinez / Old Petersburg Rd               -          407,000         950,000        108,000              -
  3/12/99   Jonesboro / Tara Blvd                      -          785,000       1,827,000        184,000              -
  3/12/99   Atlanta / Briarcliff Rd                    -        2,171,000       5,066,000        196,000              -
  3/12/99   Decatur / N Decatur Rd                     -          933,000       2,177,000        136,000              -
  3/12/99   Douglasville / Westmoreland                -          453,000       1,056,000        170,000              -
  3/12/99   Doraville / Mcelroy Rd                     -          827,000       1,931,000        185,000              -
  3/12/99   Roswell / Alpharetta                       -        1,772,000       4,135,000         91,000              -
  3/12/99   Douglasville / Duralee Lane                -          533,000       1,244,000         86,000              -
  3/12/99   Douglasville / Highway 5                   -          804,000       1,875,000        377,000              -
  3/12/99   Forest Park / Jonesboro                    -          659,000       1,537,000        141,000              -
  3/12/99   Marietta / Whitlock                        -        1,016,000       2,370,000        116,000              -
  3/12/99   Marietta / Cobb                            -          727,000       1,696,000        187,000              -
  3/12/99   Norcross / Jones Mill Rd                   -        1,142,000       2,670,000        130,000              -
  3/12/99   Norcross / Dawson Blvd                     -        1,232,000       2,874,000        157,000              -
  3/12/99   Forest Park / Old Dixie Hwy                -          895,000       2,070,000        168,000              -
  3/12/99   Decatur / Covington                        -        1,764,000       4,116,000        103,000              -
  3/12/99   Alpharetta / Maxwell Rd                    -        1,075,000       2,509,000         72,000              -
  3/12/99   Alpharetta / N. Main St                    -        1,240,000       2,893,000         54,000              -
  3/12/99   Atlanta / Bolton Rd                        -          866,000       2,019,000        135,000              -
  3/12/99   Riverdale / Georgia Hwy 85                 -        1,075,000       2,508,000         72,000              -
  3/12/99   Kennesaw / Rutledge Road                   -          803,000       1,874,000        159,000              -
  3/12/99   Lawrenceville / Buford Dr.                 -          256,000         597,000         72,000              -

                                                           Gross Carrying Amount
                                                           At December 31, 2002
   Date                                        --------------------------------------------- Accumulated
 Acquired            Description                Land             Building          Total    Depreciation
--------------------------------------------------------------------------------------------------------
  3/12/99   Webster / Fm 528 Road                 757,000        1,841,000       2,598,000       302,000
  3/12/99   Houston / Loch Katrine Lane           581,000        1,424,000       2,005,000       241,000
  3/12/99   Houston / Milwee St.                  780,000        1,900,000       2,680,000       322,000
  3/12/99   Lewisville / Highway 121              689,000        1,698,000       2,387,000       281,000
  3/12/99   Richardson / Central Expressway       466,000        1,187,000       1,653,000       195,000
  3/12/99   Houston / Hwy 6 South                 570,000        1,374,000       1,944,000       228,000
  3/12/99   Houston / Westheimer West           1,076,000        2,552,000       3,628,000       405,000
  3/12/99   Ft. Worth / Granbury Road             764,000        1,830,000       2,594,000       299,000
  3/12/99   Houston / New Castle                2,242,000        6,784,000       9,026,000       926,000
  3/12/99   Dallas / Inwood Road                1,480,000        3,491,000       4,971,000       546,000
  3/12/99   Fort Worth / Loop 820 North           730,000        1,778,000       2,508,000       293,000
  3/12/99   Carrollton / Marsh Lane South       1,355,000        3,171,000       4,526,000       295,000
  3/12/99   Dallas / Forest Central Dr            860,000        2,038,000       2,898,000       198,000
  3/12/99   Arlington / Cooper St                 780,000        1,865,000       2,645,000       300,000
  3/12/99   Webster / Highway 3                   678,000        1,651,000       2,329,000       272,000
  3/12/99   Augusta / Peach Orchard Rd            861,000        2,286,000       3,147,000       437,000
  3/12/99   Martinez / Old Petersburg Rd          407,000        1,058,000       1,465,000       186,000
  3/12/99   Jonesboro / Tara Blvd                 786,000        2,010,000       2,796,000       336,000
  3/12/99   Atlanta / Briarcliff Rd             2,174,000        5,259,000       7,433,000       829,000
  3/12/99   Decatur / N Decatur Rd                934,000        2,312,000       3,246,000       395,000
  3/12/99   Douglasville / Westmoreland           454,000        1,225,000       1,679,000       231,000
  3/12/99   Doraville / Mcelroy Rd                828,000        2,115,000       2,943,000       370,000
  3/12/99   Roswell / Alpharetta                1,774,000        4,224,000       5,998,000       664,000
  3/12/99   Douglasville / Duralee Lane           534,000        1,329,000       1,863,000       230,000
  3/12/99   Douglasville / Highway 5              805,000        2,251,000       3,056,000       419,000
  3/12/99   Forest Park / Jonesboro               660,000        1,677,000       2,337,000       300,000
  3/12/99   Marietta / Whitlock                 1,017,000        2,485,000       3,502,000       406,000
  3/12/99   Marietta / Cobb                       728,000        1,882,000       2,610,000       340,000
  3/12/99   Norcross / Jones Mill Rd            1,143,000        2,799,000       3,942,000       463,000
  3/12/99   Norcross / Dawson Blvd              1,233,000        3,030,000       4,263,000       497,000
  3/12/99   Forest Park / Old Dixie Hwy           896,000        2,237,000       3,133,000       394,000
  3/12/99   Decatur / Covington                 1,766,000        4,217,000       5,983,000       670,000
  3/12/99   Alpharetta / Maxwell Rd             1,076,000        2,580,000       3,656,000       414,000
  3/12/99   Alpharetta / N. Main St             1,241,000        2,946,000       4,187,000       468,000
  3/12/99   Atlanta / Bolton Rd                   867,000        2,153,000       3,020,000       345,000
  3/12/99   Riverdale / Georgia Hwy 85          1,076,000        2,579,000       3,655,000       418,000
  3/12/99   Kennesaw / Rutledge Road              804,000        2,032,000       2,836,000       344,000
  3/12/99   Lawrenceville / Buford Dr.            256,000          669,000         925,000       128,000

                                                                                                           Adjustments
                                                                      Initial Cost              Costs     Resulting from
                                                             -----------------------------    Subsequent  the Acquisition
   Date                                         Encum-                         Buildings &        to       of Minority
 Acquired            Description               brances              Land      Improvements    Acquisition   Interests
-----------------------------------------------------------------------------------------------------------------------------
  3/12/99   Hanover Park / W. Lake Street              -        1,320,000       3,081,000         93,000              -
  3/12/99   Chicago / W. Jarvis Ave                    -          313,000         731,000         77,000              -
  3/12/99   Chicago / N. Broadway St                   -          535,000       1,249,000        212,000              -
  3/12/99   Carol Stream / Phillips Court              -          829,000       1,780,000         39,000              -
  3/12/99   Winfield / Roosevelt Road                  -        1,109,000       2,587,000        106,000              -
  3/12/99   Schaumburg / S. Roselle Road               -          659,000       1,537,000         74,000              -
  3/12/99   Tinley Park / Brennan Hwy                  -          771,000       1,799,000        110,000              -
  3/12/99   Schaumburg / Palmer Drive                  -        1,333,000       3,111,000         93,000              -
  3/12/99   Mobile / Hillcrest Road                    -          554,000       1,293,000        130,000              -
  3/12/99   Mobile / Azalea Road                       -          517,000       1,206,000        114,000              -
  3/12/99   Mobile / Moffat Road                       -          537,000       1,254,000        107,000              -
  3/12/99   Mobile / Grelot Road                       -          804,000       1,877,000        108,000              -
  3/12/99   Mobile / Government Blvd                   -          407,000         950,000         68,000              -
  3/12/99   New Orleans / Tchoupitoulas                -        1,092,000       2,548,000        205,000              -
  3/12/99   Louisville / Breckenridge Lane             -          581,000       1,356,000         82,000              -
  3/12/99   Louisville                                 -          554,000       1,292,000        128,000              -
  3/12/99   Louisville / Poplar Level                  -          463,000       1,080,000        123,000              -
  3/12/99   Chesapeake / Western Branch                -        1,274,000       2,973,000        116,000              -
  3/12/99   Centreville / Lee Hwy                      -        1,650,000       3,851,000        120,000              -
  3/12/99   Sterling / S. Sterling Blvd                -        1,282,000       2,992,000        109,000              -
  3/12/99   Manassas / Sudley Road                     -          776,000       1,810,000        113,000              -
  3/12/99   Longmont / Wedgewood Ave                   -          717,000       1,673,000         55,000              -
  3/12/99   Fort Collins / So.College Ave              -          745,000       1,739,000        105,000              -
  3/12/99   Colo Sprngs / Parkmoor Village             -          620,000       1,446,000         80,000              -
  3/12/99   Colo Sprngs / Van Teylingen                -        1,216,000       2,837,000        120,000              -
  3/12/99   Denver / So. Clinton St.                   -          462,000       1,609,000         67,000              -
  3/12/99   Denver / Washington St.                    -          795,000       1,846,000        263,000              -
  3/12/99   Colo Sprngs / Centennial Blvd              -        1,352,000       3,155,000         55,000              -
  3/12/99   Colo Sprngs / Astrozon Court               -          810,000       1,889,000        132,000              -
  3/12/99   Arvada / 64th Ave                          -          671,000       1,566,000         73,000              -
  3/12/99   Golden / Simms Street                      -          918,000       2,143,000        217,000              -
  3/12/99   Lawrence / Haskell Ave                     -          636,000       1,484,000         96,000              -
  3/12/99   Overland Park / Hemlock St                 -        1,168,000       2,725,000         63,000              -
  3/12/99   Lenexa / Long St.                          -          720,000       1,644,000         41,000              -
  3/12/99   Shawnee / Hedge Lane Terrace               -          570,000       1,331,000         79,000              -
  3/12/99   Mission / Foxridge Dr                      -        1,657,000       3,864,000        111,000              -
  3/12/99   Milwaukee / W. Dean Road                   -        1,362,000       3,163,000        268,000              -
  3/12/99   Columbus / Morse Road                      -        1,415,000       3,302,000        233,000              -

                                                           Gross Carrying Amount
                                                           At December 31, 2002
   Date                                        --------------------------------------------- Accumulated
 Acquired            Description                Land             Building          Total    Depreciation
--------------------------------------------------------------------------------------------------------
  3/12/99   Hanover Park / W. Lake Street       1,322,000        3,172,000       4,494,000       509,000
  3/12/99   Chicago / W. Jarvis Ave               313,000          808,000       1,121,000       156,000
  3/12/99   Chicago / N. Broadway St              536,000        1,460,000       1,996,000       257,000
  3/12/99   Carol Stream / Phillips Court         830,000        1,818,000       2,648,000       292,000
  3/12/99   Winfield / Roosevelt Road           1,110,000        2,692,000       3,802,000       428,000
  3/12/99   Schaumburg / S. Roselle Road          660,000        1,610,000       2,270,000       271,000
  3/12/99   Tinley Park / Brennan Hwy             772,000        1,908,000       2,680,000       319,000
  3/12/99   Schaumburg / Palmer Drive           1,335,000        3,202,000       4,537,000       514,000
  3/12/99   Mobile / Hillcrest Road               555,000        1,422,000       1,977,000       240,000
  3/12/99   Mobile / Azalea Road                  518,000        1,319,000       1,837,000       228,000
  3/12/99   Mobile / Moffat Road                  538,000        1,360,000       1,898,000       238,000
  3/12/99   Mobile / Grelot Road                  805,000        1,984,000       2,789,000       328,000
  3/12/99   Mobile / Government Blvd              407,000        1,018,000       1,425,000       179,000
  3/12/99   New Orleans / Tchoupitoulas         1,093,000        2,752,000       3,845,000       456,000
  3/12/99   Louisville / Breckenridge Lane        582,000        1,437,000       2,019,000       241,000
  3/12/99   Louisville                            555,000        1,419,000       1,974,000       236,000
  3/12/99   Louisville / Poplar Level             464,000        1,202,000       1,666,000       207,000
  3/12/99   Chesapeake / Western Branch         1,275,000        3,088,000       4,363,000       499,000
  3/12/99   Centreville / Lee Hwy               1,652,000        3,969,000       5,621,000       634,000
  3/12/99   Sterling / S. Sterling Blvd         1,284,000        3,099,000       4,383,000       497,000
  3/12/99   Manassas / Sudley Road                777,000        1,922,000       2,699,000       320,000
  3/12/99   Longmont / Wedgewood Ave              718,000        1,727,000       2,445,000       279,000
  3/12/99   Fort Collins / So.College Ave         746,000        1,843,000       2,589,000       296,000
  3/12/99   Colo Sprngs / Parkmoor Village        621,000        1,525,000       2,146,000       246,000
  3/12/99   Colo Sprngs / Van Teylingen         1,217,000        2,956,000       4,173,000       467,000
  3/12/99   Denver / So. Clinton St.              463,000        1,675,000       2,138,000       258,000
  3/12/99   Denver / Washington St.               796,000        2,108,000       2,904,000       331,000
  3/12/99   Colo Sprngs / Centennial Blvd       1,354,000        3,208,000       4,562,000       495,000
  3/12/99   Colo Sprngs / Astrozon Court          811,000        2,020,000       2,831,000       333,000
  3/12/99   Arvada / 64th Ave                     672,000        1,638,000       2,310,000       270,000
  3/12/99   Golden / Simms Street                 919,000        2,359,000       3,278,000       386,000
  3/12/99   Lawrence / Haskell Ave                637,000        1,579,000       2,216,000       252,000
  3/12/99   Overland Park / Hemlock St          1,169,000        2,787,000       3,956,000       443,000
  3/12/99   Lenexa / Long St.                     721,000        1,684,000       2,405,000       268,000
  3/12/99   Shawnee / Hedge Lane Terrace          571,000        1,409,000       1,980,000       238,000
  3/12/99   Mission / Foxridge Dr               1,659,000        3,973,000       5,632,000       627,000
  3/12/99   Milwaukee / W. Dean Road            1,364,000        3,429,000       4,793,000       599,000
  3/12/99   Columbus / Morse Road               1,417,000        3,533,000       4,950,000       586,000

                                                                                                           Adjustments
                                                                      Initial Cost              Costs     Resulting from
                                                             -----------------------------    Subsequent  the Acquisition
   Date                                         Encum-                         Buildings &        to       of Minority
 Acquired            Description               brances              Land      Improvements    Acquisition   Interests
-----------------------------------------------------------------------------------------------------------------------------
  3/12/99   Milford / Branch Hill                      -          527,000       1,229,000      2,206,000              -
  3/12/99   Fairfield / Dixie                          -          519,000       1,211,000         74,000              -
  3/12/99   Cincinnati / Western Hills                 -          758,000       1,769,000        144,000              -
  3/12/99   Austin / N. Mopac Expressway               -          865,000       2,791,000         66,000              -
  3/12/99   Atlanta / Dunwoody Place                   -        1,410,000       3,296,000        199,000              -
  3/12/99   Kennedale/Bowman Sprgs                     -          425,000         991,000         66,000              -
  3/12/99   Colo Sprngs/N.Powers                       -        1,124,000       2,622,000        141,000              -
  3/12/99   St. Louis/S. Third St                      -          206,000         480,000         22,000              -
  3/12/99   Orlando / L.B. Mcleod Road                 -          521,000       1,217,000         60,000              -
  3/12/99   Jacksonville / Roosevelt Blvd.             -          851,000       1,986,000        270,000              -
  3/12/99   Miami-Kendall / Sw 84th Street             -          935,000       2,180,000        145,000              -
  3/12/99   North Miami Beach / 69th St                -        1,594,000       3,720,000        151,000              -
  3/12/99   Miami Beach / Dade Blvd                    -          962,000       2,245,000        103,000              -
  3/12/99   Chicago / N. Natchez Ave                   -        1,684,000       3,930,000        115,000              -
  3/12/99   Chicago / W. Cermak Road                   -        1,294,000       3,019,000        474,000              -
  3/12/99   Kansas City / State Ave                    -          645,000       1,505,000        152,000              -
  3/12/99   Lenexa / Santa Fe Trail Road               -          713,000       1,663,000         83,000              -
  3/12/99   Waukesha / Foster Court                    -          765,000       1,785,000        102,000              -
  3/12/99   River Grove / N. 5th Ave.                  -        1,094,000       2,552,000        (20,000)             -
  3/12/99   St. Charles / E. Main St.                  -          951,000       2,220,000       (323,000)             -
  3/12/99   Chicago / West 47th St.                    -          705,000       1,645,000         42,000              -
  3/12/99   Carol Stream / S. Main Place               -        1,320,000       3,079,000        151,000              -
  3/12/99   Carpentersville /N. Western Ave            -          911,000       2,120,000         99,000              -
  3/12/99   Elgin / E. Chicago St.                     -          570,000       2,163,000         67,000              -
  3/12/99   Elgin / Big Timber Road                    -        1,347,000       3,253,000        215,000              -
  3/12/99   Chicago / S. Pulaski Road                  -          458,000       2,118,000        251,000              -
  3/12/99   Aurora / Business 30                       -          900,000       2,097,000         98,000              -
  3/12/99   Streamwood / Old Church Road               -          855,000       1,991,000         41,000              -
  3/12/99   Mt. Prospect / Central Road                -          802,000       1,847,000        164,000              -
  3/12/99   Geneva / Gary Ave                          -        1,072,000       2,501,000         67,000              -
  3/12/99   Naperville / Lasalle Ave                   -        1,501,000       3,502,000         88,000              -
  3/31/99   Forest Park                                -          270,000       3,378,000        988,000              -
  4/1/99    Fresno                                27,000           44,000         206,000       (302,000)       804,000
  5/1/99    Stockton                              98,000          151,000         402,000       (268,000)     2,017,000
  6/30/99   Winter Park/N. Semor                       -          342,000         638,000        370,000        728,000
  6/30/99   N. Richland Hills                          -          455,000         769,000        248,000        832,000
  6/30/99   Rolling Meadows/Lois                       -          441,000         849,000        295,000        898,000
  6/30/99   Gresham/Burnside                           -          354,000         544,000        199,000        627,000

                                                            Gross Carrying Amount
                                                            At December 31, 2002
   Date                                         --------------------------------------------- Accumulated
 Acquired            Description                 Land             Building          Total    Depreciation
---------------------------------------------------------------------------------------------------------
  3/12/99   Milford / Branch Hill                  528,000        3,434,000       3,962,000       331,000
  3/12/99   Fairfield / Dixie                      520,000        1,284,000       1,804,000       215,000
  3/12/99   Cincinnati / Western Hills             759,000        1,912,000       2,671,000       321,000
  3/12/99   Austin / N. Mopac Expressway           866,000        2,856,000       3,722,000       400,000
  3/12/99   Atlanta / Dunwoody Place             1,412,000        3,493,000       4,905,000       537,000
  3/12/99   Kennedale/Bowman Sprgs                 425,000        1,057,000       1,482,000       177,000
  3/12/99   Colo Sprngs/N.Powers                 1,125,000        2,762,000       3,887,000       456,000
  3/12/99   St. Louis/S. Third St                  206,000          502,000         708,000        86,000
  3/12/99   Orlando / L.B. Mcleod Road             522,000        1,276,000       1,798,000       212,000
  3/12/99   Jacksonville / Roosevelt Blvd.         852,000        2,255,000       3,107,000       393,000
  3/12/99   Miami-Kendall / Sw 84th Street         936,000        2,324,000       3,260,000       384,000
  3/12/99   North Miami Beach / 69th St          1,596,000        3,869,000       5,465,000       623,000
  3/12/99   Miami Beach / Dade Blvd                963,000        2,347,000       3,310,000       378,000
  3/12/99   Chicago / N. Natchez Ave             1,686,000        4,043,000       5,729,000       645,000
  3/12/99   Chicago / W. Cermak Road             1,296,000        3,491,000       4,787,000       653,000
  3/12/99   Kansas City / State Ave                646,000        1,656,000       2,302,000       274,000
  3/12/99   Lenexa / Santa Fe Trail Road           714,000        1,745,000       2,459,000       286,000
  3/12/99   Waukesha / Foster Court                766,000        1,886,000       2,652,000       298,000
  3/12/99   River Grove / N. 5th Ave.            1,035,000        2,591,000       3,626,000       635,000
  3/12/99   St. Charles / E. Main St.              803,000        2,045,000       2,848,000       548,000
  3/12/99   Chicago / West 47th St.                706,000        1,686,000       2,392,000       273,000
  3/12/99   Carol Stream / S. Main Place         1,322,000        3,228,000       4,550,000       531,000
  3/12/99   Carpentersville /N. Western Ave        912,000        2,218,000       3,130,000       363,000
  3/12/99   Elgin / E. Chicago St.                 571,000        2,229,000       2,800,000       347,000
  3/12/99   Elgin / Big Timber Road              1,349,000        3,466,000       4,815,000       590,000
  3/12/99   Chicago / S. Pulaski Road              459,000        2,368,000       2,827,000       341,000
  3/12/99   Aurora / Business 30                   901,000        2,194,000       3,095,000       362,000
  3/12/99   Streamwood / Old Church Road           856,000        2,031,000       2,887,000       326,000
  3/12/99   Mt. Prospect / Central Road            803,000        2,010,000       2,813,000       342,000
  3/12/99   Geneva / Gary Ave                    1,073,000        2,567,000       3,640,000       411,000
  3/12/99   Naperville / Lasalle Ave             1,503,000        3,588,000       5,091,000       585,000
  3/31/99   Forest Park                            270,000        4,366,000       4,636,000     1,529,000
  4/1/99    Fresno                                 193,000          559,000         752,000        89,000
  5/1/99    Stockton                               591,000        1,711,000       2,302,000       266,000
  6/30/99   Winter Park/N. Semor                   427,000        1,651,000       2,078,000       304,000
  6/30/99   N. Richland Hills                      569,000        1,735,000       2,304,000       284,000
  6/30/99   Rolling Meadows/Lois                   551,000        1,932,000       2,483,000       325,000
  6/30/99   Gresham/Burnside                       442,000        1,282,000       1,724,000       218,000

                                                                                                           Adjustments
                                                                      Initial Cost              Costs     Resulting from
                                                             -----------------------------    Subsequent  the Acquisition
   Date                                         Encum-                         Buildings &        to       of Minority
 Acquired            Description               brances              Land      Improvements    Acquisition   Interests
-----------------------------------------------------------------------------------------------------------------------------
  6/30/99   Jacksonville/University                    -          211,000         741,000        219,000        700,000
  6/30/99   Irving/W. Airport                          -          419,000         960,000        196,000        857,000
  6/30/99   Houston/Highway 6 So.                      -          751,000       1,006,000        312,000      1,057,000
  6/30/99   Concord/Arnold                             -          827,000       1,553,000        391,000      1,874,000
  6/30/99   Rockville/Gude Drive                       -          602,000         768,000        335,000        880,000
  6/30/99   Bradenton/Cortez Road                      -          476,000         885,000        243,000        906,000
  6/30/99   San Antonio/Nw Loop                        -          511,000         786,000        198,000        855,000
  6/30/99   Anaheim / La Palma                         -        1,378,000         851,000        196,000      1,221,000
  6/30/99   Spring Valley/Sweetwater                   -          271,000         380,000         86,000        416,000
  6/30/99   Ft. Myers/Tamiami                          -          948,000         962,000        288,000      1,208,000
  6/30/99   Littleton/Centennial                       -          421,000         804,000        230,000        812,000
  6/30/99   Newark/Cedar Blvd                          -          729,000         971,000        218,000      1,067,000
  6/30/99   Falls Church/Columbia                      -          901,000         975,000        264,000      1,141,000
  6/30/99   Fairfax / Lee Highway                      -          586,000       1,078,000        268,000      1,106,000
  6/30/99   Wheat Ridge / W. 44th                      -          480,000         789,000        237,000        831,000
  6/30/99   Huntington Bch/Gotham                      -          952,000         890,000        267,000      1,130,000
  6/30/99   Fort Worth/McCart                          -          372,000         942,000        162,000        703,000
  6/30/99   San Diego/Clairemont                       -        1,601,000       2,035,000        329,000      2,034,000
  6/30/99   Houston/Millridge N.                       -        1,160,000       1,983,000        219,000      2,433,000
  6/30/99   Woodbridge/Jefferson                       -          840,000       1,689,000        242,000      1,446,000
  6/30/99   Mountainside                               -        1,260,000       1,237,000        324,000      1,523,000
  6/30/99   Woodbridge / Davis                         -        1,796,000       1,623,000        403,000      1,996,000
  6/30/99   Huntington Beach                           -        1,026,000       1,437,000        115,000      1,450,000
  6/30/99   Edison / Old Post Rd                       -          498,000       1,267,000        242,000      1,175,000
  6/30/99   Northridge/Parthenia                       -        1,848,000       1,486,000        159,000      1,839,000
  6/30/99   Brick Township/Brick                       -          590,000       1,431,000        279,000      1,364,000
  6/30/99   Stone Mountain/Rock                        -        1,233,000         288,000        309,000        852,000
  6/30/99   Hyattsville                                -          768,000       2,186,000        252,000      1,919,000
  6/30/99   Union City / Alvarado                      -          992,000       1,776,000        204,000      1,690,000
  6/30/99   Oak Park / Greenfield                      -          621,000       1,735,000        185,000      1,490,000
  6/30/99   Tujunga/Foothill Blvd                      -        1,746,000       2,383,000        129,000      2,370,000
  7/1/99    Pantego/W. Pioneer Pkwy                    -          432,000       1,228,000         60,000              -
  7/1/99    Nashville/Lafayette St                     -          486,000       1,135,000        149,000              -
  7/1/99    Nashville/Metroplex Dr                     -          380,000         886,000        127,000              -
  7/1/99    Madison / Myatt Dr                         -          441,000       1,028,000         85,000              -
  7/1/99    Hixson / Highway 153                       -          488,000       1,138,000        169,000              -
  7/1/99    Hixson / Gadd Rd                           -          207,000         484,000        228,000              -
  7/1/99    Red Bank / Harding Rd                      -          452,000       1,056,000        165,000              -

                                                           Gross Carrying Amount
                                                           At December 31, 2002
   Date                                        --------------------------------------------- Accumulated
 Acquired            Description                Land             Building          Total    Depreciation
--------------------------------------------------------------------------------------------------------
  6/30/99   Jacksonville/University               263,000        1,608,000       1,871,000       275,000
  6/30/99   Irving/W. Airport                     524,000        1,908,000       2,432,000       319,000
  6/30/99   Houston/Highway 6 So.                 937,000        2,189,000       3,126,000       356,000
  6/30/99   Concord/Arnold                      1,032,000        3,613,000       4,645,000       595,000
  6/30/99   Rockville/Gude Drive                  751,000        1,834,000       2,585,000       298,000
  6/30/99   Bradenton/Cortez Road                 594,000        1,916,000       2,510,000       319,000
  6/30/99   San Antonio/Nw Loop                   638,000        1,712,000       2,350,000       270,000
  6/30/99   Anaheim / La Palma                  1,720,000        1,926,000       3,646,000       293,000
  6/30/99   Spring Valley/Sweetwater              338,000          815,000       1,153,000       129,000
  6/30/99   Ft. Myers/Tamiami                   1,183,000        2,223,000       3,406,000       350,000
  6/30/99   Littleton/Centennial                  526,000        1,741,000       2,267,000       270,000
  6/30/99   Newark/Cedar Blvd                     910,000        2,075,000       2,985,000       315,000
  6/30/99   Falls Church/Columbia               1,125,000        2,156,000       3,281,000       319,000
  6/30/99   Fairfax / Lee Highway                 732,000        2,306,000       3,038,000       356,000
  6/30/99   Wheat Ridge / W. 44th                 599,000        1,738,000       2,337,000       270,000
  6/30/99   Huntington Bch/Gotham               1,188,000        2,051,000       3,239,000       314,000
  6/30/99   Fort Worth/McCart                     464,000        1,715,000       2,179,000       247,000
  6/30/99   San Diego/Clairemont                1,998,000        4,001,000       5,999,000       610,000
  6/30/99   Houston/Millridge N.                1,448,000        4,347,000       5,795,000       653,000
  6/30/99   Woodbridge/Jefferson                1,048,000        3,169,000       4,217,000       470,000
  6/30/99   Mountainside                        1,573,000        2,771,000       4,344,000       404,000
  6/30/99   Woodbridge / Davis                  2,242,000        3,576,000       5,818,000       501,000
  6/30/99   Huntington Beach                    1,281,000        2,747,000       4,028,000       386,000
  6/30/99   Edison / Old Post Rd                  622,000        2,560,000       3,182,000       376,000
  6/30/99   Northridge/Parthenia                2,307,000        3,025,000       5,332,000       397,000
  6/30/99   Brick Township/Brick                  736,000        2,928,000       3,664,000       382,000
  6/30/99   Stone Mountain/Rock                 1,539,000        1,143,000       2,682,000       153,000
  6/30/99   Hyattsville                           959,000        4,166,000       5,125,000       532,000
  6/30/99   Union City / Alvarado               1,238,000        3,424,000       4,662,000       456,000
  6/30/99   Oak Park / Greenfield                 775,000        3,256,000       4,031,000       422,000
  6/30/99   Tujunga/Foothill Blvd               2,179,000        4,449,000       6,628,000       518,000
  7/1/99    Pantego/W. Pioneer Pkwy               433,000        1,287,000       1,720,000       128,000
  7/1/99    Nashville/Lafayette St                487,000        1,283,000       1,770,000       240,000
  7/1/99    Nashville/Metroplex Dr                380,000        1,013,000       1,393,000       184,000
  7/1/99    Madison / Myatt Dr                    442,000        1,112,000       1,554,000       199,000
  7/1/99    Hixson / Highway 153                  489,000        1,306,000       1,795,000       231,000
  7/1/99    Hixson / Gadd Rd                      207,000          712,000         919,000       160,000
  7/1/99    Red Bank / Harding Rd                 453,000        1,220,000       1,673,000       221,000

                                                                                                           Adjustments
                                                                      Initial Cost              Costs     Resulting from
                                                             -----------------------------    Subsequent  the Acquisition
   Date                                         Encum-                         Buildings &        to       of Minority
 Acquired            Description               brances              Land      Improvements    Acquisition   Interests
-----------------------------------------------------------------------------------------------------------------------------
  7/1/99    Nashville/Welshwood Dr                     -          934,000       2,179,000        154,000              -
  7/1/99    Madison/Williams Ave                       -        1,318,000       3,076,000        229,000              -
  7/1/99    Nashville/Mcnally Dr                       -          884,000       2,062,000        318,000              -
  7/1/99    Hermitage/Central Ct                       -          646,000       1,508,000        129,000              -
  7/1/99    Antioch/Cane Ridge Rd                      -          353,000         823,000        117,000              -
  9/1/99    Charlotte / Ashley Road                    -          664,000       1,551,000         19,000              -
  9/1/99    Raleigh / Capital Blvd                     -          927,000       2,166,000        (27,000)             -
  9/1/99    Charlotte / South Blvd.                    -          734,000       1,715,000         15,000              -
  9/1/99    Greensboro/W.Market St.                    -          603,000       1,409,000          7,000              -
  10/8/99   Belmont / O'neill Ave                      -          869,000       4,659,000         94,000              -
 10/11/99   Matthews                                   -          937,000       3,165,000        242,000              -
 11/15/99   Poplar, Memphis                            -        1,631,000       3,093,000        279,000              -
 12/17/99   Dallas / Swiss Ave                         -        1,862,000       4,344,000        140,000              -
 12/30/99   Oak Park/Greenfield Rd                     -        1,184,000       3,685,000       (107,000)             -
 12/30/99   Santa Anna                                 -        2,657,000       3,293,000        359,000              -
  1/21/00   Hanover Park                               -          262,000       3,104,000         28,000              -
  1/25/00   Memphis / N.Germantwn Pkwy                 -          884,000       3,024,000        224,000              -
  1/31/00   Rowland Heights/Walnut                     -          681,000       1,589,000        120,000              -
  2/8/00    Lewisville / Justin Rd                     -          529,000       2,919,000        204,000              -
  2/28/00   Plano / Avenue K                           -        2,064,000      10,407,000        386,000              -
  4/1/00    Hyattsville/Edmonson                       -        1,036,000       2,657,000         36,000              -
  4/29/00   St.Louis/Ellisville Twn Centre             -          765,000       4,377,000        314,000              -
  5/2/00    Mill Valley                                -        1,412,000       3,294,000       (387,000)             -
  5/2/00    Culver City                                -        2,439,000       5,689,000       (696,000)             -
  5/26/00   Phoenix/N. 35th Ave                        -          868,000       2,967,000         23,000              -
  6/5/00    Mount Sinai / Route 25a                    -          950,000       3,338,000        245,000              -
  6/15/00   Pinellas Park                              -          526,000       2,247,000        270,000              -
  6/30/00   San Antonio/Broadway St                    -        1,131,000       4,558,000         22,000              -
  7/13/00   Lincolnwood                                -        1,598,000       3,727,000        135,000              -
  7/17/00   La Palco/New Orleans                       -        1,023,000       3,204,000        127,000              -
  7/29/00   Tracy/1615& 1650 W.11th S                  -        1,745,000       4,530,000        276,000              -
  8/1/00    Pineville                                  -        2,197,000       3,417,000        354,000              -
  8/23/00   Morris Plains                              -        1,501,000       4,300,000        318,000              -
  8/31/00   Florissant/New Halls Fry                   -          800,000       4,225,000         70,000              -
  8/31/00   Orange, CA                                 -          661,000       1,542,000         53,000              -
  9/1/00    Bayshore, NY                               -        1,277,000       2,980,000        959,000              -
  9/1/00    Los Angeles, CA                            -          590,000       1,376,000        433,000              -
  9/13/00   Merrillville                               -          343,000       2,474,000        164,000              -

                                                            Gross Carrying Amount
                                                            At December 31, 2002
   Date                                         --------------------------------------------- Accumulated
 Acquired            Description                 Land             Building          Total    Depreciation
---------------------------------------------------------------------------------------------------------
  7/1/99    Nashville/Welshwood Dr                 935,000        2,332,000       3,267,000       396,000
  7/1/99    Madison/Williams Ave                 1,320,000        3,303,000       4,623,000       557,000
  7/1/99    Nashville/Mcnally Dr                   885,000        2,379,000       3,264,000       456,000
  7/1/99    Hermitage/Central Ct                   647,000        1,636,000       2,283,000       281,000
  7/1/99    Antioch/Cane Ridge Rd                  353,000          940,000       1,293,000       177,000
  9/1/99    Charlotte / Ashley Road                652,000        1,582,000       2,234,000       250,000
  9/1/99    Raleigh / Capital Blvd                 910,000        2,156,000       3,066,000       340,000
  9/1/99    Charlotte / South Blvd.                720,000        1,744,000       2,464,000       278,000
  9/1/99    Greensboro/W.Market St.                592,000        1,427,000       2,019,000       237,000
  10/8/99   Belmont / O'neill Ave                  879,000        4,743,000       5,622,000       734,000
 10/11/99   Matthews                               995,000        3,349,000       4,344,000       373,000
 11/15/99   Poplar, Memphis                      1,733,000        3,270,000       5,003,000       384,000
 12/17/99   Dallas / Swiss Ave                   1,880,000        4,466,000       6,346,000       698,000
 12/30/99   Oak Park/Greenfield Rd               1,197,000        3,565,000       4,762,000       501,000
 12/30/99   Santa Anna                           2,823,000        3,486,000       6,309,000       388,000
  1/21/00   Hanover Park                           256,000        3,138,000       3,394,000       310,000
  1/25/00   Memphis / N.Germantwn Pkwy             938,000        3,194,000       4,132,000       369,000
  1/31/00   Rowland Heights/Walnut                 689,000        1,701,000       2,390,000       268,000
  2/8/00    Lewisville / Justin Rd                 563,000        3,089,000       3,652,000       355,000
  2/28/00   Plano / Avenue K                     2,090,000       10,767,000      12,857,000     3,751,000
  4/1/00    Hyattsville/Edmonson                 1,037,000        2,692,000       3,729,000       328,000
  4/29/00   St.Louis/Ellisville Twn Centre         813,000        4,643,000       5,456,000       476,000
  5/2/00    Mill Valley                          1,285,000        3,034,000       4,319,000       359,000
  5/2/00    Culver City                          2,220,000        5,212,000       7,432,000       614,000
  5/26/00   Phoenix/N. 35th Ave                    869,000        2,989,000       3,858,000       387,000
  6/5/00    Mount Sinai / Route 25a              1,009,000        3,524,000       4,533,000       350,000
  6/15/00   Pinellas Park                          548,000        2,495,000       3,043,000       150,000
  6/30/00   San Antonio/Broadway St              1,132,000        4,579,000       5,711,000       510,000
  7/13/00   Lincolnwood                          1,615,000        3,845,000       5,460,000       528,000
  7/17/00   La Palco/New Orleans                 1,095,000        3,259,000       4,354,000       309,000
  7/29/00   Tracy/1615& 1650 W.11th S            1,764,000        4,787,000       6,551,000       610,000
  8/1/00    Pineville                            2,335,000        3,633,000       5,968,000       372,000
  8/23/00   Morris Plains                        1,596,000        4,523,000       6,119,000       401,000
  8/31/00   Florissant/New Halls Fry               808,000        4,287,000       5,095,000       545,000
  8/31/00   Orange, CA                             668,000        1,588,000       2,256,000       198,000
  9/1/00    Bayshore, NY                         1,535,000        3,681,000       5,216,000       524,000
  9/1/00    Los Angeles, CA                        709,000        1,690,000       2,399,000       244,000
  9/13/00   Merrillville                           364,000        2,617,000       2,981,000       228,000

                                                                                                           Adjustments
                                                                      Initial Cost              Costs     Resulting from
                                                             -----------------------------    Subsequent  the Acquisition
   Date                                         Encum-                         Buildings &        to       of Minority
 Acquired            Description               brances              Land      Improvements    Acquisition   Interests
-----------------------------------------------------------------------------------------------------------------------------
  9/15/00   Gardena / W. El Segundo                    -        1,532,000       3,424,000        106,000              -
  9/15/00   Chicago / Ashland Avenue                   -          850,000       4,880,000        174,000              -
  9/15/00   Oakland / Macarthur                        -          678,000       2,751,000        135,000              -
  9/15/00   Alexandria / Pickett Ii                    -        2,743,000       6,198,000        276,000              -
  9/15/00   Royal Oak / Coolidge Highway               -        1,062,000       2,576,000        134,000              -
  9/15/00   Hawthorne / Crenshaw Blvd.                 -        1,079,000       2,913,000        117,000              -
  9/15/00   Rockaway / U.S. Route 46                   -        2,424,000       4,945,000        249,000              -
  9/15/00   Evanston / Greenbay                        -          846,000       4,436,000        153,000              -
  9/15/00   Los Angeles / Coliseum                     -        3,109,000       4,013,000        113,000              -
  9/15/00   Bethpage / Hempstead Turnpike              -        2,899,000       5,457,000        229,000              -
  9/15/00   Northport / Fort Salonga Road              -        2,999,000       5,698,000        234,000              -
  9/15/00   Brooklyn / St. Johns Place                 -        3,492,000       6,026,000        238,000              -
  9/15/00   Lake Ronkonkoma / Portion Rd.              -          937,000       4,199,000        154,000              -
  9/15/00   Tampa/Gunn Hwy                             -        1,843,000       4,300,000         54,000              -
  9/18/00   Tampa/N. Del Mabry                         -        2,204,000       2,447,000      7,424,000              -
  9/30/00   Marietta/Kennestone& Hwy5                  -          622,000       3,388,000        142,000              -
  9/30/00   Lilburn/Indian Trail                       -        1,695,000       5,170,000        144,000              -
 11/15/00   Largo/Missouri                             -        1,092,000       4,270,000        241,000              -
 11/21/00   St. Louis/Wilson                           -        1,608,000       3,913,000        661,000              -
 12/21/00   Houston/7715 Katy Frwy                     -        2,274,000       5,307,000        104,000              -
 12/21/00   Houston/10801 Katy Frwy                    -        1,664,000       3,884,000         80,000              -
 12/21/00   Houston/Main St                            -        1,681,000       3,924,000         71,000              -
 12/21/00   Houston/W. Loop/S. Frwy                    -        2,036,000       4,749,000         87,000              -
 12/29/00   Chicago                                    -        1,946,000       6,002,000         19,000              -
 12/30/00   Raleigh/Glenwood                           -        1,545,000       3,628,000         77,000              -
 12/30/00   Frazier                                    -          800,000       3,324,000         15,000              -
  1/5/01    Troy/E. Big Beaver Rd                      -        2,195,000       4,221,000        358,000              -
  1/11/01   Ft Lauderdale                              -          954,000       3,972,000        330,000              -
  1/16/01   No Hollywood/Sherman Way                   -        2,173,000       5,442,000         32,000              -
  1/18/01   Tuscon/E. Speedway                         -          735,000       2,895,000        190,000              -
  1/25/01   Lombard/Finley                             -          851,000       3,806,000        256,000              -
  3/15/01   Los Angeles/West Pico                      -        8,579,000       8,630,000        477,000              -
  3/31/01   Long Island                                -        2,630,000       7,196,000        199,000              -
  4/1/01    Lakewood/Cedar Dr.                         -        1,329,000       9,356,000         64,000              -
  4/7/01    Farmingdale/Rte 110                        -        2,364,000       5,807,000        (86,000)             -
  4/17/01   Philadelphia/Aramingo                      -          968,000       4,539,000         13,000              -
  4/18/01   Largo/Walsingham Road                      -        1,000,000       3,545,000         17,000              -
  6/17/01   Port Washington/Seaview &W.Sh              -        2,381,000       4,608,000        112,000              -

                                                           Gross Carrying Amount
                                                           At December 31, 2002
   Date                                        --------------------------------------------- Accumulated
 Acquired            Description                Land             Building          Total    Depreciation
--------------------------------------------------------------------------------------------------------
  9/15/00   Gardena / W. El Segundo             1,534,000        3,528,000       5,062,000       320,000
  9/15/00   Chicago / Ashland Avenue              851,000        5,053,000       5,904,000       482,000
  9/15/00   Oakland / Macarthur                   679,000        2,885,000       3,564,000       265,000
  9/15/00   Alexandria / Pickett Ii             2,746,000        6,471,000       9,217,000       529,000
  9/15/00   Royal Oak / Coolidge Highway        1,063,000        2,709,000       3,772,000       238,000
  9/15/00   Hawthorne / Crenshaw Blvd.          1,080,000        3,029,000       4,109,000       266,000
  9/15/00   Rockaway / U.S. Route 46            2,427,000        5,191,000       7,618,000       445,000
  9/15/00   Evanston / Greenbay                   847,000        4,588,000       5,435,000       385,000
  9/15/00   Los Angeles / Coliseum              3,113,000        4,122,000       7,235,000       336,000
  9/15/00   Bethpage / Hempstead Turnpike       2,902,000        5,683,000       8,585,000       461,000
  9/15/00   Northport / Fort Salonga Road       3,003,000        5,928,000       8,931,000       479,000
  9/15/00   Brooklyn / St. Johns Place          3,496,000        6,260,000       9,756,000       499,000
  9/15/00   Lake Ronkonkoma / Portion Rd.         938,000        4,352,000       5,290,000       342,000
  9/15/00   Tampa/Gunn Hwy                      1,845,000        4,352,000       6,197,000       405,000
  9/18/00   Tampa/N. Del Mabry                  2,228,000        9,847,000      12,075,000     2,295,000
  9/30/00   Marietta/Kennestone& Hwy5             629,000        3,523,000       4,152,000       462,000
  9/30/00   Lilburn/Indian Trail                1,714,000        5,295,000       7,009,000       553,000
 11/15/00   Largo/Missouri                      1,158,000        4,445,000       5,603,000       352,000
 11/21/00   St. Louis/Wilson                    1,630,000        4,552,000       6,182,000       507,000
 12/21/00   Houston/7715 Katy Frwy              2,280,000        5,405,000       7,685,000       246,000
 12/21/00   Houston/10801 Katy Frwy             1,669,000        3,959,000       5,628,000       182,000
 12/21/00   Houston/Main St                     1,686,000        3,990,000       5,676,000       181,000
 12/21/00   Houston/W. Loop/S. Frwy             2,040,000        4,832,000       6,872,000       219,000
 12/29/00   Chicago                             1,940,000        6,027,000       7,967,000       468,000
 12/30/00   Raleigh/Glenwood                    1,562,000        3,688,000       5,250,000       382,000
 12/30/00   Frazier                               801,000        3,338,000       4,139,000       151,000
  1/5/01    Troy/E. Big Beaver Rd               2,332,000        4,442,000       6,774,000       327,000
  1/11/01   Ft Lauderdale                       1,071,000        4,185,000       5,256,000       317,000
  1/16/01   No Hollywood/Sherman Way            2,177,000        5,470,000       7,647,000       545,000
  1/18/01   Tuscon/E. Speedway                    781,000        3,039,000       3,820,000       226,000
  1/25/01   Lombard/Finley                        904,000        4,009,000       4,913,000       296,000
  3/15/01   Los Angeles/West Pico               8,605,000        9,081,000      17,686,000       957,000
  3/31/01   Long Island                         2,776,000        7,249,000      10,025,000       351,000
  4/1/01    Lakewood/Cedar Dr.                  1,334,000        9,415,000      10,749,000       985,000
  4/7/01    Farmingdale/Rte 110                 2,345,000        5,740,000       8,085,000       454,000
  4/17/01   Philadelphia/Aramingo                 969,000        4,551,000       5,520,000       308,000
  4/18/01   Largo/Walsingham Road               1,002,000        3,560,000       4,562,000       243,000
  6/17/01   Port Washington/Seaview &W.Sh       2,361,000        4,740,000       7,101,000       267,000

                                                                                                           Adjustments
                                                                      Initial Cost              Costs     Resulting from
                                                             -----------------------------    Subsequent  the Acquisition
   Date                                         Encum-                         Buildings &        to       of Minority
 Acquired            Description               brances              Land      Improvements    Acquisition   Interests
-----------------------------------------------------------------------------------------------------------------------------
  6/18/01   Silver Springs/Prosperity                  -        1,065,000       5,391,000         (6,000)             -
  6/19/01   Tampa/W. Waters Ave & Wilsky               -          953,000       3,785,000         17,000              -
  6/26/01   Middletown                                 -        1,535,000       4,258,000        310,000              -
  7/29/01   Miami/Sw 85th Ave                          -        2,755,000       4,951,000         15,000              -
  8/28/01   Hoover/John Hawkins Pkwy                   -        1,050,000       2,453,000         36,000              -
  9/30/01   Syosset                                    -        2,461,000       5,312,000        387,000              -
 12/27/01   Los Angeles/W.Jefferson                    -        8,285,000       9,429,000        809,000              -
 12/27/01   Howell/Hgwy 9                              -          941,000       4,070,000        267,000              -
 12/29/01   Catonsville/Kent                           -        1,378,000       5,289,000        638,000              -
 12/29/01   Old Bridge/Rte 9                           -        1,244,000       4,960,000          2,000              -
 12/29/01   Sacremento/Roseville                       -          876,000       5,344,000        477,000              -
 12/31/01   Santa Ana/E.Mcfadden                       -        7,587,000       8,612,000        918,000              -
  1/1/02    Concord                                    -          650,000       1,332,000         22,000              -
  1/1/02    Tustin                                     -          962,000       1,465,000         12,000              -
  1/1/02    Pasadena/Sierra Madre                      -          706,000         872,000         33,000              -
  1/1/02    Azusa                                      -          933,000       1,659,000          9,000              -
  1/1/02    Redlands                                   -          423,000       1,202,000         41,000              -
  1/1/02    Airport I                                  -          346,000         861,000         27,000              -
  1/1/02    Miami / Marlin Road                        -          562,000       1,345,000         17,000              -
  1/1/02    Riverside                                  -           95,000       1,106,000         21,000              -
  1/1/02    Oakland / San Leandro                      -          330,000       1,116,000         28,000              -
  1/1/02    Richmond / Jacuzzi                         -          419,000       1,224,000         20,000              -
  1/1/02    Santa Clara / Laurel                       -        1,178,000       1,789,000         15,000              -
  1/1/02    Pembroke Park                              -          475,000       1,259,000         11,000              -
  1/1/02    Ft. Lauderdale / Sun                       -          452,000       1,254,000         26,000              -
  1/1/02    San Carlos / Shorewa                       -          737,000       1,360,000         14,000              -
  1/1/02    Ft. Lauderdale / Sun                       -          532,000       1,444,000         47,000              -
  1/1/02    Sacramento / Howe                          -          361,000       1,181,000         15,000              -
  1/1/02    Sacramento / Capitol                       -          186,000       1,284,000         11,000              -
  1/1/02    Miami / Airport                            -          517,000         915,000         19,000              -
  1/1/02    Marietta / Cobb Park                       -          419,000       1,571,000         15,000              -
  1/1/02    Sacramento / Florin                        -          624,000       1,710,000         31,000              -
  1/1/02    Belmont / Dairy Lane                       -          915,000       1,252,000         34,000              -
  1/1/02    So. San Francisco                          -        1,018,000       2,464,000         34,000              -
  1/1/02    Palmdale / P Street                        -          218,000       1,287,000          7,000              -
  1/1/02    Tucker / Montreal Rd                       -          760,000       1,485,000         28,000              -
  1/1/02    Pasadena / S Fair Oaks                     -        1,313,000       1,905,000         34,000              -
  1/1/02    Carmichael/Fair Oaks                       -          584,000       1,431,000         13,000              -

                                                           Gross Carrying Amount
                                                           At December 31, 2002
   Date                                        --------------------------------------------- Accumulated
 Acquired            Description                Land             Building          Total    Depreciation
--------------------------------------------------------------------------------------------------------
  6/18/01   Silver Springs/Prosperity           1,066,000        5,384,000       6,450,000       380,000
  6/19/01   Tampa/W. Waters Ave & Wilsky          955,000        3,800,000       4,755,000       233,000
  6/26/01   Middletown                          1,631,000        4,472,000       6,103,000       261,000
  7/29/01   Miami/Sw 85th Ave                   2,760,000        4,961,000       7,721,000       285,000
  8/28/01   Hoover/John Hawkins Pkwy            1,052,000        2,487,000       3,539,000       138,000
  9/30/01   Syosset                             2,615,000        5,545,000       8,160,000       245,000
 12/27/01   Los Angeles/W.Jefferson             8,311,000       10,212,000      18,523,000       405,000
 12/27/01   Howell/Hgwy 9                         999,000        4,279,000       5,278,000       191,000
 12/29/01   Catonsville/Kent                    1,380,000        5,925,000       7,305,000       267,000
 12/29/01   Old Bridge/Rte 9                    1,245,000        4,961,000       6,206,000       199,000
 12/29/01   Sacremento/Roseville                  877,000        5,820,000       6,697,000       267,000
 12/31/01   Santa Ana/E.Mcfadden                7,611,000        9,506,000      17,117,000       384,000
  1/1/02    Concord                               651,000        1,353,000       2,004,000       137,000
  1/1/02    Tustin                                963,000        1,476,000       2,439,000       160,000
  1/1/02    Pasadena/Sierra Madre                 707,000          904,000       1,611,000        89,000
  1/1/02    Azusa                                 934,000        1,667,000       2,601,000       187,000
  1/1/02    Redlands                              423,000        1,243,000       1,666,000       128,000
  1/1/02    Airport I                             346,000          888,000       1,234,000        97,000
  1/1/02    Miami / Marlin Road                   563,000        1,361,000       1,924,000       148,000
  1/1/02    Riverside                              95,000        1,127,000       1,222,000       118,000
  1/1/02    Oakland / San Leandro                 330,000        1,144,000       1,474,000       122,000
  1/1/02    Richmond / Jacuzzi                    419,000        1,244,000       1,663,000       128,000
  1/1/02    Santa Clara / Laurel                1,179,000        1,803,000       2,982,000       187,000
  1/1/02    Pembroke Park                         476,000        1,269,000       1,745,000       139,000
  1/1/02    Ft. Lauderdale / Sun                  453,000        1,279,000       1,732,000       133,000
  1/1/02    San Carlos / Shorewa                  738,000        1,373,000       2,111,000       146,000
  1/1/02    Ft. Lauderdale / Sun                  533,000        1,490,000       2,023,000       156,000
  1/1/02    Sacramento / Howe                     361,000        1,196,000       1,557,000       128,000
  1/1/02    Sacramento / Capitol                  186,000        1,295,000       1,481,000       141,000
  1/1/02    Miami / Airport                       518,000          933,000       1,451,000       113,000
  1/1/02    Marietta / Cobb Park                  419,000        1,586,000       2,005,000       180,000
  1/1/02    Sacramento / Florin                   625,000        1,740,000       2,365,000       199,000
  1/1/02    Belmont / Dairy Lane                  916,000        1,285,000       2,201,000       153,000
  1/1/02    So. San Francisco                   1,019,000        2,497,000       3,516,000       275,000
  1/1/02    Palmdale / P Street                   218,000        1,294,000       1,512,000       157,000
  1/1/02    Tucker / Montreal Rd                  761,000        1,512,000       2,273,000       170,000
  1/1/02    Pasadena / S Fair Oaks              1,315,000        1,937,000       3,252,000       229,000
  1/1/02    Carmichael/Fair Oaks                  585,000        1,443,000       2,028,000       170,000

                                                                                                           Adjustments
                                                                      Initial Cost              Costs     Resulting from
                                                             -----------------------------    Subsequent  the Acquisition
   Date                                         Encum-                         Buildings &        to       of Minority
 Acquired            Description               brances              Land      Improvements    Acquisition   Interests
-----------------------------------------------------------------------------------------------------------------------------
  1/1/02    Carson / Carson St                         -          507,000         877,000         26,000              -
  1/1/02    San Jose / Felipe Ave                      -          517,000       1,482,000         39,000              -
  1/1/02    Miami / 27th Ave                           -          272,000       1,572,000         27,000              -
  1/1/02    San Jose / Capitol                         -          400,000       1,183,000         13,000              -
  1/1/02    Tucker / Mountain                          -          519,000       1,385,000         53,000              -
  1/3/02    St Charles/Veterans Memorial Pkwy          -          687,000       1,602,000        117,000              -
  1/7/02    Bothell/ N. Bothell Way                    -        1,063,000       4,995,000        146,000              -
  1/15/02   Houston / N.Loop                           -        2,045,000       6,178,000              -              -
  1/16/02   Orlando / S. Kirkman                       -          889,000       3,180,000              -              -
  1/16/02   Austin / Us Hwy 183                        -          608,000       3,856,000              -              -
  1/16/02   Rochelle Park / 168                        -          744,000       4,430,000              -              -
  1/16/02   Honolulu / Waialae                         -       10,631,000      10,783,000              -              -
  1/16/02   Sunny Isles Bch                            -          931,000       2,845,000              -              -
  1/16/02   San Ramon / San Ramo                       -        1,522,000       3,510,000              -              -
  1/16/02   Austin / W. 6th St                         -        2,399,000       4,493,000              -              -
  1/16/02   Schaumburg / W. Wise                       -        1,158,000       2,598,000              -              -
  1/16/02   Laguna Hills / Moulton                     -        2,319,000       5,200,000              -              -
  1/16/02   Annapolis / West St                        -          955,000       3,669,000              -              -
  1/16/02   Birmingham / Commons                       -        1,125,000       3,938,000              -              -
  1/16/02   Crestwood / Watson Rd                      -        1,232,000       3,093,000              -              -
  1/16/02   Northglenn /Huron St                       -          688,000       2,075,000              -              -
  1/16/02   Skokie / Skokie Blvd                       -          716,000       5,285,000              -              -
  1/16/02   Garden City / Stewart                      -        1,489,000       4,039,000              -              -
  1/16/02   Millersville / Veterans                    -        1,036,000       4,229,000              -              -
  1/16/02   W. Babylon / Sunrise                       -        1,609,000       3,959,000              -              -
  1/16/02   Memphis / Summer Ave                       -        1,103,000       2,772,000              -              -
  1/16/02   Santa Clara/Lafayette                      -        1,393,000       4,626,000              -              -
  1/16/02   Naperville / Washington                    -        2,712,000       2,225,000              -              -
  1/16/02   Phoenix/W Union Hills                      -        1,071,000       2,934,000              -              -
  1/16/02   Woodlawn / Whitehead                       -        2,682,000       3,355,000              -              -
  1/16/02   Issaquah / Pickering                       -        1,138,000       3,704,000              -              -
  1/16/02   West La /W Olympic                         -        6,532,000       5,975,000              -              -
  1/16/02   New Orleans/I-10                           -        1,286,000       3,380,000              -              -
  1/16/02   Pasadena / E. Colorado                     -        1,125,000       5,160,000              -              -
  1/16/02   Memphis / Covington                        -          620,000       3,076,000              -              -
  1/16/02   Hiawassee / N.Hiawassee                    -        1,622,000       1,892,000              -              -
  1/16/02   Longwood / State Rd                        -        2,123,000       3,083,000              -              -
  1/16/02   Casselberry / State                        -        1,628,000       3,308,000              -              -

                                                           Gross Carrying Amount
                                                           At December 31, 2002
   Date                                        --------------------------------------------- Accumulated
 Acquired            Description                Land             Building          Total    Depreciation
--------------------------------------------------------------------------------------------------------
  1/1/02    Carson / Carson St                    508,000          902,000       1,410,000       104,000
  1/1/02    San Jose / Felipe Ave                 518,000        1,520,000       2,038,000       171,000
  1/1/02    Miami / 27th Ave                      272,000        1,599,000       1,871,000       181,000
  1/1/02    San Jose / Capitol                    400,000        1,196,000       1,596,000       138,000
  1/1/02    Tucker / Mountain                     520,000        1,437,000       1,957,000       156,000
  1/3/02    St Charles/Veterans Memorial Pkwy     687,000        1,719,000       2,406,000        66,000
  1/7/02    Bothell/ N. Bothell Way             1,063,000        5,141,000       6,204,000       191,000
  1/15/02   Houston / N.Loop                    2,045,000        6,178,000       8,223,000       216,000
  1/16/02   Orlando / S. Kirkman                  889,000        3,180,000       4,069,000       116,000
  1/16/02   Austin / Us Hwy 183                   608,000        3,856,000       4,464,000       140,000
  1/16/02   Rochelle Park / 168                   744,000        4,430,000       5,174,000       161,000
  1/16/02   Honolulu / Waialae                 10,631,000       10,783,000      21,414,000       389,000
  1/16/02   Sunny Isles Bch                       931,000        2,845,000       3,776,000       106,000
  1/16/02   San Ramon / San Ramo                1,522,000        3,510,000       5,032,000       136,000
  1/16/02   Austin / W. 6th St                  2,399,000        4,493,000       6,892,000       181,000
  1/16/02   Schaumburg / W. Wise                1,158,000        2,598,000       3,756,000        97,000
  1/16/02   Laguna Hills / Moulton              2,319,000        5,200,000       7,519,000       214,000
  1/16/02   Annapolis / West St                   955,000        3,669,000       4,624,000       138,000
  1/16/02   Birmingham / Commons                1,125,000        3,938,000       5,063,000       149,000
  1/16/02   Crestwood / Watson Rd               1,232,000        3,093,000       4,325,000       117,000
  1/16/02   Northglenn /Huron St                  688,000        2,075,000       2,763,000        83,000
  1/16/02   Skokie / Skokie Blvd                  716,000        5,285,000       6,001,000       208,000
  1/16/02   Garden City / Stewart               1,489,000        4,039,000       5,528,000       152,000
  1/16/02   Millersville / Veterans             1,036,000        4,229,000       5,265,000       171,000
  1/16/02   W. Babylon / Sunrise                1,609,000        3,959,000       5,568,000       153,000
  1/16/02   Memphis / Summer Ave                1,103,000        2,772,000       3,875,000       107,000
  1/16/02   Santa Clara/Lafayette               1,393,000        4,626,000       6,019,000       182,000
  1/16/02   Naperville / Washington             2,712,000        2,225,000       4,937,000        87,000
  1/16/02   Phoenix/W Union Hills               1,071,000        2,934,000       4,005,000       116,000
  1/16/02   Woodlawn / Whitehead                2,682,000        3,355,000       6,037,000       140,000
  1/16/02   Issaquah / Pickering                1,138,000        3,704,000       4,842,000       142,000
  1/16/02   West La /W Olympic                  6,532,000        5,975,000      12,507,000       234,000
  1/16/02   New Orleans/I-10                    1,286,000        3,380,000       4,666,000       131,000
  1/16/02   Pasadena / E. Colorado              1,125,000        5,160,000       6,285,000       203,000
  1/16/02   Memphis / Covington                   620,000        3,076,000       3,696,000       122,000
  1/16/02   Hiawassee / N.Hiawassee             1,622,000        1,892,000       3,514,000        77,000
  1/16/02   Longwood / State Rd                 2,123,000        3,083,000       5,206,000       127,000
  1/16/02   Casselberry / State                 1,628,000        3,308,000       4,936,000       128,000

                                                                                                           Adjustments
                                                                      Initial Cost              Costs     Resulting from
                                                             -----------------------------    Subsequent  the Acquisition
   Date                                         Encum-                         Buildings &        to       of Minority
 Acquired            Description               brances              Land      Improvements    Acquisition   Interests
-----------------------------------------------------------------------------------------------------------------------------
  1/16/02   Honolulu/Kahala                            -        3,722,000       8,525,000              -              -
  1/16/02   Waukegan / Greenbay                        -          933,000       3,826,000              -              -
  1/16/02   Southfield / Telegraph                     -        2,869,000       5,507,000              -              -
  1/16/02   San Mateo / S. Delaware                    -        1,921,000       4,602,000              -              -
  1/16/02   Scottsdale/N.Hayden                        -        2,111,000       3,564,000              -              -
  1/16/02   Gilbert/W Park Ave                         -          497,000       3,534,000              -              -
  1/16/02   W.Palm Beach/Okeechobee                    -        2,149,000       4,650,000              -              -
  1/16/02   Indianapolis / W.86th                      -          812,000       2,421,000              -              -
  1/16/02   Indianapolis / Madison                     -          716,000       2,655,000              -              -
  1/16/02   Indianapolis / Rockville                   -          704,000       2,704,000              -              -
  1/16/02   Santa Cruz / River                         -        2,148,000       6,584,000              -              -
  1/16/02   Novato / Rush Landing                      -        1,858,000       2,574,000              -              -
  1/16/02   Martinez / Arnold Dr                       -          847,000       5,422,000              -              -
  1/16/02   Charlotte/Cambridge                        -          836,000       3,908,000              -              -
  1/16/02   Rancho Cucamonga                           -          579,000       3,222,000              -              -
  1/16/02   Renton / Kent                              -          768,000       4,078,000              -              -
  1/16/02   Hawthorne / Goffle Rd                      -        2,414,000       4,918,000              -              -
  2/2/02    Nashua / Southwood Dr                      -        2,493,000       4,326,000        155,000              -
  2/15/02   Houston/Fm 1960 East                       -          859,000       2,004,000         42,000              -
  3/7/02    Baltimore / Russell Street                 -        1,763,000       5,821,000        175,000              -
  3/11/02   Weymouth / Main St                         -        1,440,000       4,433,000        137,000              -
  3/28/02   Clinton / Branch Ave & Schultz             -        1,257,000       4,108,000        285,000              -
  4/17/02   La Mirada/Alondra                          -        1,749,000       5,044,000        361,000              -
  5/1/02    N.Richlnd Hls/Rufe Snow Dr                 -          632,000       6,337,000              -              -
  5/2/02    Parkville/E.Joppa                          -          898,000       4,306,000        117,000              -
  6/17/02   Waltham / Lexington St                     -        3,183,000       5,733,000        198,000              -
  6/30/02   Nashville / Charlotte                      -          876,000       2,004,000         28,000              -
  7/2/02    Mt Juliet / Lebonan Rd                     -          516,000       1,203,000         19,000              -
  7/14/02   Yorktown / George Washington               -          707,000       1,684,000        (25,000)             -
  7/22/02   Brea/E. Lambert & Clifwood Pk              -        2,114,000       3,555,000        123,000              -
  8/1/02    Bricktown/Route 70                         -        1,292,000       3,690,000        109,000              -
  8/1/02    Danvers / Newbury St.                      -        1,311,000       4,140,000        120,000              -
  8/15/02   Montclair / Holt Blvd.                     -          889,000       2,074,000         81,000              -
  8/21/02   Rockville Centre/Merrick Rd                -        3,693,000       6,990,000        221,000              -
  9/13/02   Lacey / Martin Way                         -        1,379,000       3,217,000          4,000              -
  9/13/02   Lakewood / Bridgeport                      -        1,286,000       3,000,000          5,000              -
  9/13/02   Kent / Pacific Highway                     -        1,839,000       4,291,000          6,000              -
  11/4/02   Scotch Plains /Route 22                    -        2,124,000       5,072,000          5,000              -
 12/23/02   Snta Clarita/Viaprincssa                   -        2,508,000       3,008,000              -              -

                                                           Gross Carrying Amount
                                                           At December 31, 2002
   Date                                        --------------------------------------------- Accumulated
 Acquired            Description                Land             Building          Total    Depreciation
--------------------------------------------------------------------------------------------------------
  1/16/02   Honolulu/Kahala                     3,722,000        8,525,000      12,247,000       325,000
  1/16/02   Waukegan / Greenbay                   933,000        3,826,000       4,759,000       151,000
  1/16/02   Southfield / Telegraph              2,869,000        5,507,000       8,376,000       218,000
  1/16/02   San Mateo / S. Delaware             1,921,000        4,602,000       6,523,000       179,000
  1/16/02   Scottsdale/N.Hayden                 2,111,000        3,564,000       5,675,000       144,000
  1/16/02   Gilbert/W Park Ave                    497,000        3,534,000       4,031,000       141,000
  1/16/02   W.Palm Beach/Okeechobee             2,149,000        4,650,000       6,799,000       186,000
  1/16/02   Indianapolis / W.86th                 812,000        2,421,000       3,233,000        97,000
  1/16/02   Indianapolis / Madison                716,000        2,655,000       3,371,000       106,000
  1/16/02   Indianapolis / Rockville              704,000        2,704,000       3,408,000       108,000
  1/16/02   Santa Cruz / River                  2,148,000        6,584,000       8,732,000       264,000
  1/16/02   Novato / Rush Landing               1,858,000        2,574,000       4,432,000       104,000
  1/16/02   Martinez / Arnold Dr                  847,000        5,422,000       6,269,000       219,000
  1/16/02   Charlotte/Cambridge                   836,000        3,908,000       4,744,000       155,000
  1/16/02   Rancho Cucamonga                      579,000        3,222,000       3,801,000       130,000
  1/16/02   Renton / Kent                         768,000        4,078,000       4,846,000       162,000
  1/16/02   Hawthorne / Goffle Rd               2,414,000        4,918,000       7,332,000       193,000
  2/2/02    Nashua / Southwood Dr               2,493,000        4,481,000       6,974,000       156,000
  2/15/02   Houston/Fm 1960 East                  860,000        2,045,000       2,905,000        64,000
  3/7/02    Baltimore / Russell Street          1,763,000        5,996,000       7,759,000       195,000
  3/11/02   Weymouth / Main St                  1,440,000        4,570,000       6,010,000       150,000
  3/28/02   Clinton / Branch Ave & Schultz      1,336,000        4,314,000       5,650,000       136,000
  4/17/02   La Mirada/Alondra                   1,858,000        5,296,000       7,154,000       131,000
  5/1/02    N.Richlnd Hls/Rufe Snow Dr            632,000        6,337,000       6,969,000       228,000
  5/2/02    Parkville/E.Joppa                     898,000        4,423,000       5,321,000       114,000
  6/17/02   Waltham / Lexington St              3,183,000        5,931,000       9,114,000       128,000
  6/30/02   Nashville / Charlotte                 876,000        2,032,000       2,908,000        42,000
  7/2/02    Mt Juliet / Lebonan Rd                516,000        1,222,000       1,738,000        26,000
  7/14/02   Yorktown / George Washington          708,000        1,658,000       2,366,000        34,000
  7/22/02   Brea/E. Lambert & Clifwood Pk       2,114,000        3,678,000       5,792,000        69,000
  8/1/02    Bricktown/Route 70                  1,292,000        3,799,000       5,091,000        73,000
  8/1/02    Danvers / Newbury St.               1,311,000        4,260,000       5,571,000        80,000
  8/15/02   Montclair / Holt Blvd.                890,000        2,154,000       3,044,000        37,000
  8/21/02   Rockville Centre/Merrick Rd         3,693,000        7,211,000      10,904,000       108,000
  9/13/02   Lacey / Martin Way                  1,379,000        3,221,000       4,600,000        32,000
  9/13/02   Lakewood / Bridgeport               1,286,000        3,005,000       4,291,000        30,000
  9/13/02   Kent / Pacific Highway              1,839,000        4,297,000       6,136,000        43,000
  11/4/02   Scotch Plains /Route 22             2,124,000        5,077,000       7,201,000        43,000
 12/23/02   Snta Clarita/Viaprincssa            2,508,000        3,008,000       5,516,000             -

                                                                                                           Adjustments
                                                                      Initial Cost              Costs     Resulting from
                                                             -----------------------------    Subsequent  the Acquisition
   Date                                         Encum-                         Buildings &        to       of Minority
 Acquired            Description               brances              Land      Improvements    Acquisition   Interests
-------------------------------------------------------------------------------------------------------------------------
Other Properties
            Glendale/Western Avenue                    -        1,622,000       3,771,000     12,224,000              -
  6/1/98    Renton / Sw 39th St.                       -          725,000       2,196,000        958,000              -
  6/29/98   Pompano Bch/Center Port Circle             -          795,000       2,312,000      1,348,000              -
  12/9/98   Miami / Nw 115th Ave                       -        1,095,000       2,349,000      1,427,000              -
 12/13/99   Burlingame (Commercial & PUD)              -        4,043,000       9,434,000      1,161,000              -
 12/30/99   West Palm Beach                            -          984,000       2,358,000         40,000              -
 12/30/99   Tamarac Parkway                            -        1,902,000       4,467,000      1,916,000              -
  4/28/00   San Diego/Sorrento                         -        1,282,000       3,016,000        (13,000)             -
 12/29/00   Gardena                                    -        1,737,000       5,456,000         42,000              -
  4/2/02    Long Beach                                 -          887,000       6,251,000              -              -


            Construction in Progress                   -                -               -    105,323,000              -

                                           ------------------------------------------------------------------------------
                                             $20,567,000   $1,288,797,000  $3,049,409,000   $527,490,000   $228,153,000
                                           ==============================================================================

                                                           Gross Carrying Amount
                                                           At December 31, 2002
   Date                                     ------------------------------------------------ Accumulated
 Acquired            Description                Land             Building          Total    Depreciation
--------------------------------------------------------------------------------------------------------
Other Properties
            Glendale/Western Avenue             1,616,000       16,001,000      17,617,000    11,395,000
  6/1/98    Renton / Sw 39th St.                  725,000        3,154,000       3,879,000       906,000
  6/29/98   Pompano Bch/Center Port Circle        795,000        3,660,000       4,455,000     1,038,000
  12/9/98   Miami / Nw 115th Ave                1,102,000        3,769,000       4,871,000     1,040,000
 12/13/99   Burlingame (Commercial & PUD)       4,043,000       10,595,000      14,638,000     1,671,000
 12/30/99   West Palm Beach                       913,000        2,469,000       3,382,000       295,000
 12/30/99   Tamarac Parkway                     1,890,000        6,395,000       8,285,000       818,000
  4/28/00   San Diego/Sorrento                  1,024,000        3,261,000       4,285,000       424,000
 12/29/00   Gardena                             1,737,000        5,498,000       7,235,000     1,143,000
  4/2/02    Long Beach                            887,000        6,251,000       7,138,000       905,000


            Construction in Progress           17,807,000       87,516,000     105,323,000             -

                                           -------------------------------------------------------------
                                           $1,322,688,000   $3,771,161,000  $5,093,849,000  $987,546,000
                                           =============================================================

                                      F-74