Form 10-Q
period 2003-03-31
PUBLIC STORAGE INC /CA
filed 2003-05-15
CIK 318380

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2003
                               --------------

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from               to               .
                               -------------    --------------

Commission File Number:  1-8389
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

                                 [X] Yes [ ] No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of May 12, 2003:

Common Stock, $.10 Par Value - 125,279,447 shares
-------------------------------------------------

Depositary Shares Each Representing 1/1,000 of a Share of Equity Stock, Series
------------------------------------------------------------------------------
A, $.01 Par Value - 8,776,102 depositary shares (representing 8,776.102 shares
------------------------------------------------------------------------------
of Equity Stock, Series A)
--------------------------

Equity Stock, Series AA, $.01 Par Value - 225,000 shares
--------------------------------------------------------

Equity Stock, Series AAA, $.01 Par Value - 4,289,544 shares
-----------------------------------------------------------

                              PUBLIC STORAGE, INC.

                                      INDEX


                                                                         Pages
                                                                         -----

PART I.    FINANCIAL INFORMATION
           ---------------------

Item 1.    Financial Statements

           Condensed Consolidated Balance Sheets at
              March 31, 2003 and December 31, 2002                           1

           Condensed Consolidated Statements of Income for the
              Three Months Ended March 31, 2003 and 2002                     2

           Condensed Consolidated Statement of Shareholders' Equity
              for the Three Months Ended March 31, 2003                      3

           Condensed Consolidated Statements of Cash Flows
              for the Three months Ended March 31, 2003 and 2002             4

           Notes to Condensed Consolidated Financial Statements           5-31

Item 2.    Management's Discussion and Analysis of
              Financial Condition and Results of Operations              32-55

Item 2A.   Risk Factors                                                  55-59

Item 3.    Quantitative and Qualitative Disclosures about Market Risk       59

Item 4.    Controls and Procedures                                          60

PART II.   OTHER INFORMATION (Items 2 - 4 are not applicable)
           -----------------

Item 1.    Legal Proceedings                                                61

Item 5.    Other Items                                                      62

Item 6.    Exhibits and Reports on Form 8-K                              62-68

                              PUBLIC STORAGE, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    (Amounts in thousands, except share data)


                                                                                          March 31,          December 31,
                                                                                            2003                 2002
                                                                                       ---------------      ---------------
                                                                                         (Unaudited)
                                     ASSETS
                                     ------

Cash and cash equivalents....................................................           $      55,017        $     103,124
Real estate facilities, at cost:
   Land......................................................................               1,310,487            1,304,881
   Buildings.................................................................               3,687,444            3,683,645
                                                                                       ---------------      ---------------
                                                                                            4,997,931            4,988,526
   Accumulated depreciation..................................................              (1,024,002)            (987,546)
                                                                                       ---------------      ---------------
                                                                                            3,973,929            4,000,980
   Construction in process...................................................                  75,781               87,516
   Land held for development.................................................                  17,807               17,807
   Real estate facilities held for sale, net of accumulated depreciation (Note 4)              15,421                    -
                                                                                       ---------------      ---------------
                                                                                            4,082,938            4,106,303

Investment in real estate entities...........................................                 331,557              329,679
Goodwill.....................................................................                  78,204               78,204
Intangible assets, net.......................................................                 116,242              117,893
Notes receivable, including amounts due from related parties.................                  24,281               24,324
Other assets.................................................................                  76,955               84,135
                                                                                       ---------------      ---------------
              Total assets...................................................           $   4,765,194        $   4,843,662
                                                                                       ===============      ===============

                      LIABILITIES AND SHAREHOLDERS' EQUITY
                      ------------------------------------

Line of credit borrowings....................................................           $      25,000        $           -
Notes payable................................................................                  89,111              115,867
Accrued and other liabilities................................................                 129,511              129,327
                                                                                       ---------------      ---------------
         Total liabilities...................................................                 243,622              245,194
Minority interest:
   Preferred partnership interests...........................................                 285,000              285,000
   Other partnership interests...............................................                 153,401              154,499
Commitments and contingencies
Shareholders' equity:
   Cumulative Preferred Stock, $0.01 par value, 50,000,000 shares authorized,
     6,958,486 shares issued (in series) and outstanding, (9,258,486 at
     December 31, 2002) at liquidation preference............................               1,759,525            1,817,025
   Common Stock, $0.10 par value, 200,000,000 shares authorized, 124,134,290
     shares issued and outstanding (116,991,455 at December 31, 2002)........                  12,413               11,699
   Equity Stock, Series A, $0.01 par value, 200,000,000 shares authorized,
     8,776.102 shares issued and outstanding.................................                       -                    -
   Class B Common Stock, $0.10 par value, no shares are issued and outstanding
     (7,000,000 at December 31, 2002)........................................                       -                  700
   Paid-in capital...........................................................               2,374,635            2,371,194
   Cumulative net income.....................................................               2,106,646            2,030,007
   Cumulative distributions paid.............................................              (2,170,048)          (2,071,656)
                                                                                       ---------------      ---------------
         Total shareholders' equity..........................................               4,083,171            4,158,969
                                                                                       ---------------      ---------------
              Total liabilities and shareholders' equity.....................           $   4,765,194        $   4,843,662
                                                                                       ===============      ===============

                            See accompanying notes.
                                       1

                              PUBLIC STORAGE, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
           (Amounts in thousands, except net income per share amounts)

                                   (Unaudited)

                                                                       For the Three Months Ended
                                                                                March 31,
                                                                    ---------------------------------
                                                                         2003              2002
                                                                    ---------------- ----------------
Revenues:
     Rental income:
         Self-storage facilities..............................       $      189,571   $      188,525
         Commercial properties................................                2,846            2,956
         Containerized storage facilities.....................                9,481            8,198
     Tenant reinsurance premiums..............................                5,215            4,575
     Interest and other income................................                1,699            1,708
                                                                    ---------------- ----------------
                                                                            208,812          205,962
Expenses:
     Cost of operations:
         Self-storage facilities..............................               65,315           58,439
         Commercial properties................................                1,193            1,092
         Containerized storage facilities.....................                6,377            5,957
         Tenant reinsurance...................................                2,699            2,293
     Depreciation and amortization............................               45,920           43,399
     General and administrative...............................                4,250            4,000
     Interest expense.........................................                  453            1,102
                                                                    ---------------- ----------------
                                                                            126,207          116,282
Income before equity in earnings of real estate entities,
   minority interest in income, discontinued operations and gain
   on disposition of real estate investments..................               82,605           89,680
Equity in earnings of real estate entities (Note 6)...........                4,687            9,256
Minority interest in income:
     Preferred partnership interests..........................               (6,726)          (6,726)
     Other partnership interests..............................               (3,942)          (4,616)
                                                                    ---------------- ----------------
Income before discontinued operations and gain on disposition of
   real estate investments....................................               76,624           87,594
Discontinued operations (Note 4)..............................                    1             (139)
Gain on disposition of real estate investments................                   14                -
                                                                    ---------------- ----------------
Net income....................................................       $       76,639   $       87,455
                                                                    ================ ================
Net income allocation:
     Allocable to preferred shareholders......................       $       37,022   $       35,840
     Allocable to Equity Stock, Series A......................                5,375            5,375
     Allocable to common shareholders.........................               34,242           46,240
                                                                    ---------------- ----------------
                                                                     $       76,639   $       87,455
                                                                    ================ ================
Per common share:
     Net income per share - Basic.............................       $         0.28   $         0.38
                                                                    ================ ================
     Net income per share - Diluted...........................       $         0.27   $         0.37
                                                                    ================ ================
     Net income per depositary share of Equity Stock, Series A -
       Basic and Diluted......................................       $         0.61   $         0.61
                                                                    ================ ================
     Weighted average common shares - Basic...................              124,078          121,946
                                                                    ================ ================
     Weighted average common shares - Diluted.................              125,232          124,065
                                                                    ================ ================
     Weighted average depositary shares of Equity Stock, Series A
       - Basic and Diluted....................................                8,776            8,776
                                                                    ================ ================

                            See accompanying notes.
                                       2

                              PUBLIC STORAGE, INC.
            CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                    (Amounts in thousands, except share data)

                                   (Unaudited)


                                                                 Cumulative                       Class B Common
                                                              Preferred Stock    Common Stock         Stock        Paid-in Capital
                                                              ---------------    ---------------  ---------------  ---------------
Balances at December 31, 2002.............................      $  1,817,025      $     11,699     $        700      $  2,371,194

Redemption of cumulative preferred stock, including
redemption costs:
   Series B (2,300,000 shares)............................           (57,500)                -                -               (17)

Issuance of common stock:
   Exercise of Employee Stock Options (142,835 shares)....                 -                14                -             3,458
   Conversion of Class B shares into Common Stock
     (7,000,000 shares)...................................                 -               700             (700)                -

Net income................................................                 -                 -                -                 -

Cash distributions:
   Cumulative preferred stock (Note 10)...................                 -                 -                -                 -
   Equity Stock, Series A ($0.61 per share)...............                 -                 -                -                 -
   Common Stock ($0.45 per share).........................                 -                 -                -                 -
                                                              ---------------    ---------------  ---------------  ---------------
Balances at March 31, 2003................................      $  1,759,525      $     12,413     $          -      $  2,374,635
                                                              ===============    ===============  ===============  ===============

                                                                                                      Total
                                                              Cumulative Net      Cumulative       Shareholders'
                                                                  Income        Distributions        Equity
                                                              ---------------   ---------------   ---------------
Balances at December 31, 2002.............................     $  2,030,007      $ (2,071,656)     $  4,158,969

Redemption of cumulative preferred stock, including
redemption costs:
   Series B (2,300,000 shares)............................                -                 -           (57,517)

Issuance of common stock:
   Exercise of Employee Stock Options (142,835 shares)....                -                 -             3,472
   Conversion of Class B shares into Common Stock
     (7,000,000 shares)...................................                -                 -                 -

Net income................................................           76,639                 -            76,639

Cash distributions:
   Cumulative preferred stock (Note 10)...................                -           (37,022)          (37,022)
   Equity Stock, Series A ($0.61 per share)...............                -            (5,375)           (5,375)
   Common Stock ($0.45 per share).........................                -           (55,995)          (55,995)
                                                              ---------------   ---------------   ---------------
Balances at March 31, 2003................................     $  2,106,646      $ (2,170,048)     $  4,083,171
                                                              ===============   ===============   ===============

                            See accompanying notes.
                                       3

                              PUBLIC STORAGE, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Amounts in thousands)

                                   (Unaudited)

                                                                                    For the Three Months Ended
                                                                                            March 31,
                                                                               -------------------------------------
                                                                                    2003                 2002
                                                                               ----------------     ----------------
Cash flows from operating activities:
     Net income..........................................................       $       76,639       $       87,455
     Adjustments to reconcile net income to net cash provided by operating activities:
         Loss (gain) included in equity in earnings of real estate
            investments (Note 6).........................................                2,130               (2,241)
         Gain on sale of real estate investments.........................                  (14)                   -
         Depreciation and amortization...................................               45,920               43,399
         Depreciation included in equity in earnings of real estate                      6,294                6,371
            entities.....................................................
         Minority interest in income.....................................               10,668               11,342
         Depreciation associated with discontinued operations (Note                        120                  598
             4)......................................................
         Other...........................................................                5,158                5,225
                                                                               ----------------     ----------------
              Total adjustments..........................................               70,276               64,694
                                                                               ----------------     ----------------
                  Net cash provided by operating activities..............              146,915              152,149
                                                                               ----------------     ----------------

Cash flows from investing activities:
     Principal payments received on mortgage notes receivable............                   43               35,021
     Business combinations (Note 3)......................................                    -             (152,327)
     Capital improvements to real estate facilities......................               (2,333)              (3,968)
     Construction in process and acquisition of land held for development              (24,184)             (22,796)
     Acquisition of minority interests...................................                    -                 (437)
     Proceeds from the disposition of land and real estate facilities....                7,713                    -
     Investment in real estate entities..................................              (10,302)              (6,861)
     Acquisition of real estate facilities...............................                    -               (5,052)
     Other investments...................................................                    -                 (397)
                                                                               ----------------     ----------------
                  Net cash used in investing activities..................              (29,063)            (156,817)
                                                                               ----------------     ----------------

Cash flows from financing activities:
     Borrowings (paydowns) on revolving line of credit...................               25,000              (25,000)
     Principal payments on notes payable.................................              (26,756)             (15,476)
     Net proceeds from the issuance of common stock......................                3,472                7,094
     Net proceeds from the issuance of preferred stock...................                    -              290,150
     Repurchase of common stock..........................................                    -                 (381)
     Redemption of preferred stock.......................................              (57,517)                   -
     Distributions paid to shareholders..................................              (98,392)             (96,260)
     Distributions paid to holders of preferred partnership units........               (6,726)              (6,726)
     Distributions paid to minority interests............................               (5,588)              (6,871)
     Investment of minority interests....................................                  548                1,072
                                                                               ----------------     ----------------
                  Net cash (used in) provided by financing activities....             (165,959)             147,602
                                                                               ----------------     ----------------

Net (decrease) increase in cash and cash equivalents.....................              (48,107)             142,934
Cash and cash equivalents at the beginning of the period.................              103,124               49,347
                                                                               ----------------     ----------------
Cash and cash equivalents at the end of the period.......................       $       55,017       $      192,281
                                                                               ================     ================

Supplemental schedule of non-cash investing and financing activities:
     Business combinations (Note 3):
         Real estate facilities..........................................       $            -       $     (330,426)
         Other assets....................................................                    -               (2,175)
         Accrued and other liabilities...................................                    -                5,232
         Minority interest...............................................                    -               14,806
         Reduction in investment in real estate entities.................                    -              160,236

                            See accompanying notes.
                                       4

                              PUBLIC STORAGE, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2003

                                   (Unaudited)


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

              We invest in real estate facilities by acquiring wholly owned facilities or by acquiring interests in real estate entities which own facilities. At March 31, 2003, we had direct and indirect equity interests in 1,406 storage facilities located in 37 states and operating under the "Public Storage" name. We also have direct and indirect equity interests in approximately 16.1 million net rentable square feet of commercial space located in 12 states.

2.   Summary of Significant Account Policies

     Basis of Presentation
     ---------------------

              The consolidated financial statements include the accounts of the Company and 33 controlled entities (the "Consolidated Entities"). Collectively, the Company and the Consolidated Entities own a total of 1,379 real estate facilities, consisting of 1,370 self-storage facilities, six containerized storage facilities and three commercial properties. All intercompany transactions between the Company and any of the Consolidated Entities are eliminated in consolidation.

              At March 31, 2003, we had equity investments in seven limited partnerships in which we do not have a controlling interest. These limited partnerships collectively own 36 self-storage facilities, which are managed by the Company. In addition, we own approximately 45% of the common equity of PS Business Parks, Inc. ("PSB"), which owns and operates approximately
     14.5 million net rentable square feet of commercial space at March 31, 2003. We do not control these entities. Accordingly, our investment in these limited partnerships and PSB (these entities are referred to collectively as the "Unconsolidated Entities") are accounted for using the equity method.

              Certain amounts previously reported have been reclassified to conform to the March 31, 2003 presentation, including Discontinued Operations (See note 4).

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

     Income Taxes
     ------------

              For all taxable years subsequent to 1980, the Company qualified and intends to continue to qualify as a REIT, as defined in Section 856 of the Internal Revenue Code. As a REIT, we are not taxed on that portion of our taxable income, which is distributed to our shareholders, provided that we meet certain tests. We believe we will meet these tests during 2003 and, accordingly, no provision for income taxes has been made in the accompanying financial statements.

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

              With respect to goodwill, we evaluate impairment annually through a two-step process. In the first step, if the fair value of the reporting unit to which the goodwill applies is equal to or greater than the carrying amount of the assets of the reporting unit, including the goodwill, the goodwill is considered unimpaired and the second step is unnecessary. If, however, the carrying amount is less than the fair value of the reporting unit, the second step is performed. In this test, we compute the implied fair value of the goodwill based upon the allocations that would be made to the goodwill, other assets and liabilities of the reporting unit if a business combination transaction were consummated at the fair value of the reporting unit. An impairment loss is recorded to the extent that the implied fair value of the goodwill is less than the goodwill's carrying amount. Our evaluation identified no such impairments in our last annual evaluation at December 31, 2002.

              With respect to other long-lived assets, we evaluate such assets on a quarterly basis. We first evaluate these assets for indicators of impairment such as a) a significant decrease in the market price of a long-lived asset, b) a significant adverse change in the extent or manner in which a long-lived asset is being used or in its physical condition, c) a significant adverse change in legal factors or the business climate that could affect the value of the long-lived asset, d) an accumulation of costs significantly in excess of the amount originally projected for the acquisition or construction of the long-lived asset, or e) a current-period operating or cash flow loss combined with a history of operating or cash flow losses or a projection or forecast that demonstrates continuing losses associated with the use of the long-lived asset. When any such indicators of impairment are noted, we compare the carrying value of these assets to the future estimated undiscounted cash flows attributable to these assets. If the asset's recoverable amount is less than the carrying value of the asset, then an impairment charge is booked for the excess of carrying value over the asset's fair value. Our evaluations identified no such impairments at March 31, 2003.

              Any long-lived assets which we expect to sell or otherwise dispose of prior to their previously estimated useful life are stated at what we estimate to be the lower of their estimated net realizable value or their carrying value.

     Accounting for Employee Stock Options
     -------------------------------------

              We utilize the Fair Value Method (described below) of accounting for our employee stock options issued after December 31, 2001, and utilize the APB 25 Method (described below) for employee stock options issued prior to January 1, 2002. For the three months ended March 31, 2003, a total of $99,000 in compensation expense (none for the three months ended March 31, 2002) with respect to stock options was included in general and administrative expense. See Note 12 for a full discussion of our accounting policies with respect to employee stock options.

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

              Included in other assets with respect to the containerized storage business is furniture, fixtures, and equipment (net of accumulated depreciation) of $18,415,000 and $20,275,000 at March 31, 2003 and December 31, 2002, respectively.

              Included in depreciation and amortization expense for the three months ended March 31, 2003 and 2002 is $2,086,000 and $1,227,000, respectively, related to depreciation of other assets. Included in discontinued operations - containerized storage is depreciation expense of $386,000 for the three months ended March 31, 2002, (none for the three months ended March 31, 2003) related to depreciation of furniture, fixtures, and equipment of the discontinued operations of the containerized storage business.

              We reevaluated the historical results with respect to wear and functional obsolescence of the containers and other assets used in the containerized storage business. Based upon the results of this review, we decreased the estimated useful lives with respect to these assets effective January 1, 2003. As a result of this change, depreciation with respect to these assets increased $404,000 in the quarter ended March 31, 2003 as compared to the same period in 2002.

              Other assets at March 31, 2003 also include $13,308,000 ($13,801,000 at December 31, 2002) in held to maturity debt securities owned by STOR-Re Mutual Insurance Company, Inc. ("STOR-Re") (see Note 3) stated at amortized cost.

     Accrued and Other Liabilities
     -----------------------------

              Accrued and other liabilities consist primarily of trade payables, real and personal property tax accruals, accrued interest, and losses and loss adjustment liabilities, as discussed below.

              STOR-Re provides limited property and liability insurance coverage to the Company and affiliates of the Company. This entity accrues liabilities for losses and loss adjustment expense, which at March 31, 2003 totaled $22,617,000 ($22,911,000 at December 31, 2002). PS Insurance
     Company, Ltd. reinsures policies against claims for losses to goods stored by tenants in our self-storage facilities. This entity accrues liabilities for losses and loss adjustment expense, which at March 31, 2003 totaled $2,285,000 ($2,135,000 at December 31, 2002).

              These liabilities for losses and loss adjustment expenses include an amount determined from loss reports and individual cases and an amount, based on recommendations from an outside actuary using a frequency and severity method, for losses incurred but not reported. Determining the liability for unpaid losses and loss adjustment expense is based upon estimates and requires considerable judgment. While we believe that the amount provided for is adequate, the ultimate liability may be in excess of or less than the amounts provided.

     Intangible Assets and Goodwill
     ------------------------------

              Intangible assets consist of property management contracts ($165,000,000) and the excess of acquisition cost over the fair value of net tangible and identifiable intangible assets or "goodwill" ($94,719,000) acquired in business combinations.

              Our goodwill has an indeterminate life and, accordingly, is not amortized. Our other intangibles are amortized over a 25 year period.

              Goodwill is net of accumulated amortization of $16,515,000 at March 31, 2003 and December 31, 2002. At March 31, 2003, property management contracts are net of accumulated amortization of $48,758,000 ($47,107,000 at December 31, 2002). Included in depreciation and amortization expense for each of the three months ended March 31, 2003 and 2002 is $1,651,000 with respect to the amortization of property management contracts.

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

              We accrue for property tax expense based upon estimates and historical trends. If these estimates are incorrect, our property tax expense could be misstated.

              Cost of operations, general and administrative expense, interest expense, as well as television, yellow page, and other advertising expenditures are expensed as incurred. Accordingly, the amounts incurred in an interim period may not be indicative of the amounts to be incurred during a full year.

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

     Net Income per Common Share
     ---------------------------

              Dividends paid to our preferred shareholders totaling $37,022,000 and $35,840,000 for the three months ended March 31, 2003 and 2002, respectively, have been deducted from net income to arrive at net income allocable to our common shareholders.

              Net income allocated to our common shareholders has been further allocated among our two classes of common stock; our regular common stock and our Equity Stock, Series A. The allocation among each class was based upon the two-class method. Under the two-class method, earnings per share for each class of common stock is determined according to dividends declared (or accumulated) and participation rights in undistributed earnings. Under the two-class method, the Equity Stock, Series A was allocated net income of approximately $5,375,000 for each of the three months ended March 31, 2003 and 2002. The remaining $34,242,000 and $46,240,000 for the three months ended March 31, 2003 and 2002, respectively, was allocated to the regular common shares.

              Basic net income per share is computed using the weighted average common shares (prior to the dilutive impact of stock options outstanding). Diluted net income per common share is computed using the weighted average common shares outstanding (adjusted for stock options). Weighted average common shares excludes shares owned by the Consolidated Entities for the three months ended March 31, 2003 and 2002, as these shares of common stock are eliminated in consolidation (Note 10).

              Distributions per share of Class B common stock are equal to 97% of the per share distribution paid to the Company's regular common shares. As a result of this participation in distribution of earnings, for purposes of computing net income per common share, the Company includes 6,790,000 (7,000,000 x 97%) Class B common shares in the weighted average common equivalent shares for the three months ended March 31, 2002.

              As of March 31, 2002, the remaining contingency for the conversion of the Class B common stock into regular common stock was satisfied (see
     Note 10) and the Class B common stock converted into 7,000,000 shares of common stock on January 1, 2003. As a result, beginning April 1, 2002, 7,000,000 Class B common shares are included in the weighted average common equivalent shares.

3.   Business Combinations

     Development Joint Venture
     -------------------------

              On January 16, 2002, we acquired the remaining 70% interest we did not own in a partnership (the "Development Joint Venture"). The aggregate cost of this business combination was $268,209,000, consisting of our pre-existing investment in the Development Joint Venture of $115,131,000 and cash of $153,078,000. This acquisition was completed in order to expand the Company's real estate investments. The Development Joint Venture was formed in April 1997 and was funded with equity capital consisting of 30% from the Company and 70% from an institutional investor and owns 47 storage facilities. Prior to January 16, 2002, we accounted for our investment in the Development Joint Venture using the equity method of accounting.

     STOR-Re Mutual Insurance Company, Inc. ("STOR-Re")
     --------------------------------------------------

              As a result of obtaining a controlling ownership interest, effective July 1, 2002 we began consolidating STOR-Re. Accordingly, the assets and liabilities and operating results subsequent to July 1, 2002 of STOR-Re are included on our financial statements. Our investment in STOR-Re, which was previously classified as an Other Asset, was consolidated and the cash, other assets, and liabilities of STOR-Re are included in the financial statements.

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

              The historical operating results of the above acquisitions prior to each respective acquisition date have not been included in the Company's historical operating results. Pro forma data (unaudited) for the three months ended March 31, 2002 as though the business combinations above had been effective as of January 1, 2002 are as follows (amounts in thousands):

                                                        For the three
                                                     months ended March
                                                          31, 2002
                                                     ------------------
       Revenues.................................       $        207,152
       Net income...............................       $         87,232
       Net income per common share (Basic)......       $           0.38
       Net income per common share (Diluted)....       $           0.37

              The pro forma data does not purport to be indicative either of results of operations that would have occurred had the transactions occurred at January 1, 2002 or the future results of operations of the Company. Certain pro forma adjustments were made to the combined historical amounts to reflect (i) expected reductions in general and administrative expenses, (ii) estimated increased interest expense from bank borrowings to finance the cash portion of the acquisition cost and (iii) estimated increase in depreciation expense.

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

              During 2002, we adopted a business plan that included the closure of several non-strategic containerized storage facilities (the "Closed Facilities"), representing components of our containerized storage business. The related assets of the Closed Facilities (consisting primarily of storage containers) were deemed not recoverable from future operations, and as a result an asset impairment charge for the excess of these assets' net book value over their fair value was recorded during the third and fourth quarters of 2002 totaling $6,187,000. In addition, lease termination costs, representing the expected remaining lease liability following closure of the facilities, were recorded in the amount of $2,447,000 during the latter half of 2002. There are no significant assets or liabilities of the Closed Facilities, other than the remaining lease liabilities.

              In March 2003, we adopted a business plan to exit the Knoxville, Tennessee market and sell the four self-storage facilities (the "Knoxville Facilities") that we own in this market. In addition, we decided to sell an industrial facility that was previously used by one of the Closed Facilities. As of March 31, 2003, we had listed these real estate facilities for sale at prices that we believe approximate their fair market values, and expect to complete a sale of these facilities within a year with estimated net proceeds from the sale in excess of each facility's individual book value.

              In addition, during the fourth quarter of 2002, we sold a commercial facility.

              In accordance with SFAS 144, the historical operations of the Closed Facilities (including the asset impairment and lease termination costs), the Knoxville Facilities, and the sold commercial facility are classified as discontinued operations. The rental income, cost of operations, and depreciation expense with respect to these facilities for each period presented are included in the line-item "Discontinued Operations" on the income statement. In addition, the net book value ($15,421,000, which is net of $5,161,000 in accumulated depreciation at March 31, 2003) of the Closed Facilities and the industrial facility previously used by our containerized storage operations have been classified as "Real estate facilities held for sale" on our March 31, 2003 balance sheet.

              The following table summarizes the historical operations of the Knoxville Facilities, the Closed Facilities and the commercial property sold:


Discontinued Operations:                    Three months ended March 31,
------------------------               ---------------------------------------
                                           2003         2002         Change
                                       -----------   -----------   -----------
                                               (Amounts in thousands)
Rental income (a):
  Knoxville Facilities............      $     388     $    382     $       6
  Closed Facilities...............          1,533        3,501        (1,968)
  Sold commercial facility........              -          115          (115)
                                       -----------   -----------   -----------
       Total rental income........          1,921        3,998        (2,077)
                                       -----------   -----------   -----------

Cost of operations (a):
  Knoxville Facilities............            170          156            14
  Closed Facilities...............          1,630        3,361        (1,731)
  Sold commercial facility........              -           22           (22)
                                       -----------   -----------   -----------
       Total cost of operations...          1,800        3,539        (1,739)
                                       -----------   -----------   -----------

Depreciation (a):
  Knoxville Facilities............            120          119             1
  Closed Facilities...............              -          450          (450)
  Sold commercial facility........              -           29           (29)
                                       -----------   -----------   -----------
       Total depreciation ........            120          598          (478)
                                       -----------   -----------   -----------
Net discontinued operations.......      $       1     $   (139)    $     140
                                       ===========   ===========   ===========

(a) These amounts represent the historical operations of the Knoxville Facilities, the Closed Facilities and the sold commercial facility, and include amounts previously classified as rental income, cost of operations, and depreciation expense in the financial statements in prior periods.

5.   Real Estate Facilities

              Activity in real estate facilities during 2003 is as follows:

                                                                In thousands
                                                              ----------------
Operating facilities, at cost:
   Balance at December 31, 2002........................        $    4,988,526
   Newly developed facilities opened for operation.....                35,114
   Disposition of real estate facilities...............                (7,460)
   Transfer to real estate held for sale (Note 4)......               (20,582)
   Capital improvements................................                 2,333
                                                              ----------------
   Balance at March 31, 2003...........................             4,997,931
                                                              ----------------

Accumulated depreciation:
   Balance at December 31, 2002........................              (987,546)
   Additions during the year...........................               (42,183)
   Transfer to real estate held for sale (Note 4)......                 5,161
   Disposition of real estate facilities...............                   566
                                                              ----------------
   Balance at March 31, 2003...........................            (1,024,002)
                                                              ----------------

Construction in process:
   Balance at December 31, 2002........................                87,516
   Current development.................................                24,184
   Transfer to land held for development or sale.......                  (805)
   Newly developed facilities opened for operation.....               (35,114)
                                                              ----------------
   Balance at March 31, 2003...........................                75,781
                                                              ----------------

Real estate facilities held for sale (Note 4):
   Balance at December 31, 2002........................                     -
   Transfer from land and buildings....................                20,582
   Transfer from accumulated depreciation..............                (5,161)
                                                              ----------------
   Balance at March 31, 2003...........................                15,421
                                                              ----------------

Land held for development:
   Balance at December 31, 2002........................                17,807
   Transfer from construction in process...............                   805
   Disposition of land.................................                  (805)
                                                              ----------------
   Balance at March 31, 2003...........................                17,807
                                                              ----------------

Total real estate facilities...........................        $    4,082,938
                                                              ================

              During the three months ended March 31, 2003, we opened five newly developed facilities (347,000 net rentable square feet) with an aggregate cost of $33,744,000, and incurred additional development costs amounting to $1,370,000 with respect to existing real estate facilities.

              During the first quarter of 2003, we sold two self-storage facilities and a parcel of land for an aggregate of $7,713,000 cash. The two self-storage facilities had been operated by the buyer pursuant to a lease arrangement, with the lease income with respect to these facilities included in "interest and other income." An aggregate gain of $14,000 was recorded from these sales.

              Construction in process at March 31, 2003 consists primarily of 15 self-storage facilities (853,000 net rentable square feet) and 25 expansion projects to existing self-storage facilities. In addition, we have nine parcels of land held for development or sale with total costs of approximately $17,807,000.

              Our policy is to capitalize interest incurred on debt during the course of construction of our self-storage facilities. Interest capitalized during the three months ended March 31, 2003 and 2002, was $1,525,000 and $1,846,000, respectively.

6.   Investment in Real Estate Entities

              At March 31, 2003, our investment in real estate entities consists of our ownership interests in seven partnerships, which principally own self-storage facilities, and our ownership interest in PSB. These interests are non-controlling interests of less than 50% and are accounted for using the equity method of accounting. Accordingly, earnings are recognized based upon our ownership interest in each of the partnerships. The accounting policies of these entities are similar to the Company's.

              For the three months ended March 31, 2003 and 2002, we recognized earnings from our investments of $4,687,000 and $9,256,000, respectively, and received cash distributions totaling $2,809,000 and $6,566,000, respectively. Equity in earnings for the three months ended March 31, 2003 includes a $2,130,000 reduction to equity in earnings with respect to PSB, representing our net pro rata share of PSB's impairment charges related to the impending sale of real estate offset partially by a gain on the sale of real estate assets. Equity in earnings for the three months ended March 31, 2002 includes our $2,241,000 pro-rata share of PSB's gain on disposition of real estate investments.

              There were no investments made in the real estate entities for the three months ended March 31, 2003. For the three months ended March 31, 2002, we acquired investments in the real estate entities totaling $41,000.

              The following table sets forth our investments in real estate entities at March 31, 2003 and December 31, 2002, and our equity in earnings of real estate entities for the three months ended March 31, 2003 and 2002 (amounts in thousands):

                                                                               Equity in Earnings of Real
                                            Investments in Real Estate        Estate Entities for the Three
                                                    Entities at                  Months Ended March 31,
                                          --------------------------------   ---------------------------------
                                              March 31,       December 31,
                                                2003              2002              2003             2002
                                          --------------    --------------   --------------    ---------------
PSB (a).............................       $    275,014      $    273,790     $      3,419      $      7,114
Development Joint Venture (b).......                  -                 -                -               223
Other investments...................             56,543            55,889            1,268             1,919
                                          --------------    --------------   --------------    ---------------
  Total.............................       $    331,557      $    329,679     $      4,687      $      9,256
                                          ==============    ==============   ==============    ===============

(a) Equity in earnings for the three months ended March 31, 2003 includes a $2,130,000 reduction, representing our net pro rata share of PSB's impairment charges related to the impending sale of real estate offset partially by a gain on the sale of real estate assets. Equity in earnings for the three months ended March 31, 2002 includes $2,241,000, representing our pro-rata share of PSB's gain on disposition of real estate investments.

(b) As described in Note 3, in the first quarter of 2002 we began consolidating the results of the Development Joint Venture and as a result eliminated our investment in the three months ended March 31, 2002.

     Investment in PSB
     -----------------

              On January 2, 1997, we reorganized our commercial property operations into an entity now known as PS Business Parks, Inc., a REIT traded on the American Stock Exchange, and an operating partnership controlled by PS Business Parks, Inc. (collectively, the REIT and the operating partnership are referred to as "PSB"). The Company and certain partnerships in which the Company has a controlling interest have a 45% common equity interest in PSB as of March 31, 2003. This 45% common equity interest is comprised of the ownership of 5,418,273 shares of common stock and 7,305,355 limited partnership units in the operating partnership; these limited partnership units are convertible at our option, subject to certain conditions, on a one-for-one basis into PSB common stock. Based upon PSB's trading price at March 31, 2003 ($29.75), the shares and units had a market value of approximately $378.5 million as compared to a book value of $275.0 million.

              At March 31, 2003, PSB owned and operated approximately 14.5 million net rentable square feet of commercial space. In addition, PSB manages 1,196,000 net rentable square feet of commercial space owned by the Company and affiliated entities pursuant to property management agreements.

              The following table sets forth the condensed statements of operations for the three months ended March 31, 2003 and for the same period in 2002, and the condensed balance sheets of PSB at March 31, 2003 and December 31, 2002. These amounts below represent 100% of PSB's balances and not our pro-rata share.

                                                            For the three months ended March 31,
                                                            --------------------------------------
                                                                   2003              2002
                                                            ------------------  ------------------
                                                                    (Amounts in thousands)
   Total revenue........................................      $       48,469     $       48,360
   Gain on real estate investments......................               1,076              5,366
   Impairment charge with respect to impending asset                  (5,907)                 -
      sales.............................................
   Cost of operations and other expenses................             (15,393)           (15,849)
   Depreciation and amortization........................             (13,685)           (13,399)
   Discontinued operations..............................               1,946              1,068
   Minority interest....................................              (6,775)            (8,844)
                                                            ------------------  ------------------
     Net income.........................................      $        9,731     $       16,702
                                                            ==================  ==================


                                                                March 31,           December 31,
                                                                   2003                2002
                                                            ------------------  ------------------
                                                                    (Amounts in thousands)
   Total assets (primarily real estate).................      $    1,144,610     $    1,156,802
   Total debt...........................................              70,137             70,279
   Other liabilities....................................              33,214             36,902
   Minority interest....................................             384,615            385,219
   Shareholders' equity.................................             656,644            664,402


     Other Investments
     -----------------

              The Other Investments consist primarily of an average 41% common equity ownership, which we owned during each of the three months ended March 31, 2003 and 2002, in seven limited partnerships (collectively, the "Other Investments") owning an aggregate of 36 storage facilities. For the three months ended March 31, 2002, we acquired additional equity interests in these entities from third parties for a total of $41,000. No equity interests in the other investments were acquired for the three months ended March 31, 2003.

              The following table sets forth certain condensed financial information (representing 100% of these entities' balances and not our pro-rata share) with respect to Other Investments:

                                                            For the three months ended March 31,
                                                            --------------------------------------
                                                                   2003              2002
                                                            ------------------  ------------------
                                                                 (Amounts in thousands)
   Total revenue........................................      $        6,380     $        6,725
   Cost of operations and other expenses................              (2,251)            (2,425)
   Depreciation and amortization........................                (620)              (630)
                                                            ------------------  ------------------
     Net income.........................................      $        3,509     $        3,670
                                                            ==================  ==================


                                                                 March 31,        December 31,
                                                                   2003               2002
                                                            ------------------  ------------------
                                                                 (Amounts in thousands)
   Total assets (primarily storage facilities)..........      $       55,750     $       56,731
   Total debt...........................................               4,400              5,450
   Other liabilities....................................                 699              1,121
   Partners' equity.....................................              50,651             50,160


7.   Revolving Line of Credit

              We have a $200 million revolving line of credit (the "Credit Agreement") that has a maturity date of October 31, 2004 and bears an annual interest rate ranging from the London Interbank Offered Rate ("LIBOR") plus 0.45% to LIBOR plus 1.50% depending on our credit ratings (currently LIBOR plus 0.45%). In addition, we are required to pay a quarterly commitment fee ranging from 0.20% per annum to 0.30% per annum depending on our credit ratings (currently the fee is 0.20% per annum). At March 31, 2003, we had borrowings on our line of credit totaling $25,000,000. As of May 13, 2003, outstanding borrowings had been reduced to $5,000,000.

              The Credit Agreement includes various covenants, the more significant of which requires us to (i) maintain a balance sheet leverage ratio of less than 0.50 to 1.00, (ii) maintain certain quarterly interest and fixed-charge coverage ratios (as defined) of not less than 2.50 to 1.0 and 1.75 to 1.0, respectively, and (iii) maintain a minimum total shareholders' equity (as defined). In addition, we are limited in our ability to incur additional borrowings (we are required to maintain unencumbered assets with an aggregate book value equal to or greater than two times our unsecured recourse debt). We were in compliance with all the covenants of the Credit Agreement at March 31, 2003.

8.   Notes Payable

              Notes payable at March 31, 2003 and December 31, 2002 consist of the following:

                                                                         Carrying Amount
                                                                 -------------------------------
                                                                                   December 31,
                                                                 March 31, 2003        2002
                                                                 -------------     -------------
                                                                     (Amounts in thousands)
Unsecured senior notes:
  7.08% note due November 2003............................        $   10,000        $   10,000
  7.47% note due January 2004.............................            14,600            29,300
  7.66% note due January 2007.............................            44,800            56,000

Mortgage notes payable:
  10.55% mortgage notes secured by real estate facilities,
      principal and interest payable monthly, due August 2004         17,373            18,167
  7.134% to 10.5% mortgage notes secured by real estate
      facilities, principal and interest payable monthly, due
      at varying dates between May 2004 and September 2028             2,338             2,400
                                                                 -------------     -------------
         Total notes payable..............................        $   89,111        $  115,867
                                                                 =============     =============

              All of our notes payable are fixed rate. The senior notes require interest and principal payments to be paid semi-annually and have various restrictive covenants, all of which have been met at March 31, 2003 and December 31, 2002. The 10.55% mortgage notes consist of five notes, which are cross-collateralized by 19 properties and are due to a life insurance company. Mortgage notes payable are secured by 24 real estate facilities having an aggregate net book value of approximately $55.9 million at March 31, 2003 and $56.4 million at December 31, 2002.

              At March 31, 2003, approximate principal maturities of notes payable are as follows:

                                Unsecured
                               Senior Notes      Mortgage debt        Total
                              --------------    --------------    --------------
                                              (in thousands)
2003 (remainder of)........    $     10,000       $    3,028         $  13,028
2004.......................          25,800           15,063            40,863
2005.......................          11,200              156            11,356
2006.......................          11,200              170            11,370
2007.......................          11,200              185            11,385
Thereafter.................               -            1,109             1,109
                              --------------    --------------    --------------
                               $     69,400       $   19,711         $  89,111
                              ==============    ==============    ==============
Weighted average rate......           7.5%            10.1%               8.1%
                              ==============    ==============    ==============

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

              For each of the three months ended March 31, 2003 and 2002, the holders of the preferred units were paid distributions aggregating approximately $6,726,000 and received an equivalent allocation of minority interest in earnings.

              The following table summarizes the preferred partnership units outstanding at March 31, 2003 and December 31, 2002:

                          Distribution         Units            Carrying
         Series              Rate           Outstanding           Amount
---------------------    --------------    --------------    --------------
                                             (Amounts in thousands)
Series N............          9.500%           9,600           $240,000
Series O............          9.125%           1,800             45,000
                                           --------------    --------------
Total...............                          11,400           $285,000
                                           ==============    ==============

              These preferred units are not redeemable during the first 5 years after issuance; thereafter, at our option, we can call the units for redemption at the issuance amount plus any unpaid distributions. The units are not redeemable by the holder. Subject to certain condition, the Series N preferred units are convertible into shares of 9.5% Series N Cumulative Preferred Stock, and the Series O preferred units are convertible into shares of 9.125% Series O Cumulative Preferred Stock of the Company.

     Other Partnership Interests
     ---------------------------

              Minority interest at March 31, 2003 and December 31, 2002, and minority interest in income for the three months ended March 31, 2003 and 2002 with respect to the other partnership interests are as follows:

                                                                         Minority interest in income for
                                          Minority interest at                the three months ended
                                     ------------------------------       ------------------------------
                                       March 31,       December 31,         March 31,         March 31,
 Description of Minority Interest        2003              2002               2003              2002
---------------------------------    ------------     -------------       ------------     -------------
                                                            (Amounts in thousands)
Consolidated Development Joint
  Venture........................      $  73,712       $   75,432          $       743       $      307
Convertible Partnership Units...           6,232            6,274                   65               89
Other consolidated partnerships..         73,457           72,793                3,134            4,220
                                     ------------     -------------       ------------     -------------
Total other partnership interests      $ 153,401       $  154,499          $     3,942       $    4,616
                                     ============     =============       ============     =============

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

              At March 31, 2003, the Consolidated Development Joint Venture was fully committed having completed construction on 22 self-storage facilities for a total cost of approximately $108 million.

              The Consolidated Development Joint Venture is funded solely with equity capital consisting of 51% from the Company and 49% from PSAC Storage Investors, LLC. The accounts of the Consolidated Development Joint Venture are included in the Company's consolidated financial statements. The accounts of PSAC Storage Investors, LLC are not included in the Company's consolidated financial statements, as the Company has no ownership interest in this entity. Minority interests primarily represent the total contributions received from PSAC Storage Investors combined with the accumulated net income allocated to PSAC Storage Investors, LLC, net of cumulative distributions. The amounts included in our financial statements with respect to the minority interest in the Consolidated Development Joint Venture are denoted in the tables above.

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

              PSAC Storage Investors, LLC provides Mr. Hughes with a fixed yield of approximately 8.0% per annum on his preferred non-voting interest (representing an investment of approximately $64.1 million at March 31, 2003). In addition, Mr. Hughes receives 1% of the remaining cash flow of PSAC Storage Investors, LLC (estimated to be less than $50,000 per year). If PSAC Storage Investors, LLC does not elect to cause an early termination, Mr. Hughes' 1% interest in residual cash flow can increase to 10%.

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

     Convertible Partnership Units
     -----------------------------

              As of March 31, 2003 and December 31, 2002, one of our Consolidated Entities had approximately 237,935 convertible partnership units ("Convertible Units") outstanding, representing a limited partnership interest in the partnership. The Convertible Units are convertible on a one-for-one basis (subject to certain limitations) into common shares of the Company at the option of the unitholder. Minority interest in income with respect to the Convertible Units reflects an allocation of net income on a per unit basis equal to diluted earnings per common share.

     Other Consolidated Partnerships
     -------------------------------

              At March 31, 2003, the Other Consolidated Partnerships reflect common equity interests that the Company does not own in 25 entities owning an aggregate of 172 real estate facilities.

              During 2002, we acquired minority interests in the Consolidated Entities for an aggregate cash cost of $27,544,000 and issued an aggregate of 1,091,608 shares ($37,904,000) of our common stock; these acquisitions had the effect of reducing minority interest by $25,668,000, with the excess of cost over underlying book value ($39,780,000) allocated to real estate.

              In addition, during the three months ended June 30, 2002, we recorded the pending sale of a partnership interest in the Consolidated Entities for an aggregate of $1,450,000. We recorded a loss on sale of the interest in the amount of $1,839,000. As a result of this pending sale, minority interest increased by $3,289,000. This sale is subject to litigation; see Note 15.

10.  Shareholders' Equity

     Cumulative Preferred Stock
     --------------------------

              At March 31, 2003 and December 31, 2002, we had the following series of Cumulative Preferred Stock outstanding:

                                                          At March 31, 2003                At December 31, 2002
                                                    ------------------------------   ------------------------------
                                      Dividend         Shares          Carrying          Shares          Carrying
              Series                    Rate         Outstanding        Amount         Outstanding        Amount
-----------------------------------  -----------    --------------   -------------   --------------   -------------
                                                                      (Dollar amount in thousands)
Series B                                  9.200%               -      $         -        2,300,000      $    57,500
Series C                              Adjustable       1,200,000           30,000        1,200,000           30,000
Series D                                  9.500%       1,200,000           30,000        1,200,000           30,000
Series E                                 10.000%       2,195,000           54,875        2,195,000           54,875
Series F                                  9.750%       2,300,000           57,500        2,300,000           57,500
Series K                                  8.250%           4,600          115,000            4,600          115,000
Series L                                  8.250%           4,600          115,000            4,600          115,000
Series M                                  8.750%           2,250           56,250            2,250           56,250
Series Q                                  8.600%           6,900          172,500            6,900          172,500
Series R                                  8.000%          20,400          510,000           20,400          510,000
Series S                                  7.875%           5,750          143,750            5,750          143,750
Series T                                  7.625%           6,086          152,150            6,086          152,150
Series U                                  7.625%           6,000          150,000            6,000          150,000
Series V                                  7.500%           6,900          172,500            6,900          172,500
                                                    --------------   -------------   --------------   -------------
Total Cumulative Preferred Stock                       6,958,486      $ 1,759,525        9,258,486      $ 1,817,025
                                                    ==============   =============   ==============   =============

              On March 31, 2003, we redeemed all outstanding shares of our 9.20% Cumulative Preferred Stock, Series B at a redemption price of $25 per share for a total of $57,517,000 (including related redemption expenses).

              During 2002, we issued our Series T, Series U and Series V Cumulative Preferred Stock: Series T - issued on January 18, 2002, net proceeds of $145,075,000, Series U - issued on February 19, 2002, net proceeds of $145,075,000 and Series V - issued September 30, 2002, net proceeds of $166,866,000.

              During 2002, we redeemed our Series A and Series J Cumulative Preferred Stock, at par, at a total cost of $45,643,000 and $150,018,000 (including related redemption costs), respectively.

              On August 30, 2002, in a privately negotiated transaction, we exchanged an aggregate of 86,000 shares (par value of $2,150,000) of our Preferred Stock, Series B for 86 shares (representing 86,000 depositary shares with a par value of $2,150,000) of our Preferred Stock, Series T.

              The Series C through Series V (collectively the "Cumulative Senior Preferred Stock") have general preference rights with respect to liquidation and quarterly distributions. Holders of the preferred stock, except under certain conditions and as noted below, will not be entitled to vote on most matters. In the event of a cumulative arrearage equal to six quarterly dividends or failure to maintain a Debt Ratio (as defined) of 50% or less, holders of all outstanding series of preferred stock (voting as a single class without regard to series) will have the right to elect two additional members to serve on the Company's Board of Directors until events of default have been cured. At March 31, 2003, there were no dividends in arrears and the Debt Ratio was 1.9%.

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

     Equity Stock, Series A
     ----------------------

              At March 31, 2003, we had 8,776,102 depositary shares outstanding, each representing 1/1,000 of a share of Equity Stock, Series A ("Equity Stock A"). The Equity Stock A ranks on a parity with common stock and junior to the Senior Preferred Stock with respect to general preference rights and has a liquidation amount which cannot exceed $24.50 per share. Distributions with respect to each depositary share shall be the lesser of:
     (i) five times the per share dividend on the Common Stock or (ii) $2.45 per annum. We have no obligation to pay distributions on the depositary shares if no distributions are paid to common shareholders.

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

     Common Stock
     ------------

              At March 31, 2003, entities consolidated with the Company owned 548,732 common shares of the Company. These shares continue to be legally issued and outstanding. In the consolidation process, these shares and the related balance sheet amounts have been eliminated. In addition, these shares are not included in the computation of weighted average shares outstanding.

              The following chart reconciles the Company's legally issued and outstanding shares of common stock and the reported outstanding shares of common stock at March 31, 2003, December 31, 2002, and December 31, 2001:

Reconciliation of Common Shares
--------------------------------             At March       At December     At December
Outstanding                                  31, 2003        31, 2002         31, 2001
-----------                                -------------  --------------   -------------

Legally issued and outstanding shares      124,683,022      117,540,187     115,499,647
Less - Shares owned by the
    Consolidated Entities that are
    eliminated in consolidation.....          (548,732)        (548,732)       (537,732)
                                           -------------  --------------   -------------
    Reported issued and outstanding
    shares..........................       124,134,290      116,991,455     114,961,915
                                           =============  ==============   =============


              The Company's Board of Directors authorized the repurchase from time to time of up to 25,000,000 shares of the Company's common stock on the open market or in privately negotiated transactions. From the initial authorization through March 31, 2003, we have repurchased a total of 21,497,020 shares of common stock at an aggregate cost of approximately $535.9 million.

     Class B Common Stock
     --------------------

              The Class B Common Stock was converted into regular common stock on January 1, 2003. For 2002, the Class B Common Stock participated in distributions at the rate of 97% of the per share distributions on the Common Stock.

     Dividends
     ---------

              The following table summarizes dividends declared and paid during the three months ended March 31, 2003:

                                     Distributions per
                                    Share or Depositary
                                           Share            Total Distributions
                                   ----------------------  ---------------------
Cumulative Preferred Stock:
   Series B......................         $0.554              $     1,323,000
   Series C......................         $0.422                      506,000
   Series D......................         $0.594                      713,000
   Series E......................         $0.625                    1,372,000
   Series F......................         $0.609                    1,401,000
   Series K......................         $0.516                    2,372,000
   Series L......................         $0.516                    2,372,000
   Series M......................         $0.547                    1,230,000
   Series Q......................         $0.538                    3,709,000
   Series R......................         $0.500                   10,200,000
   Series S......................         $0.492                    2,830,000
   Series T......................         $0.477                    2,900,000
   Series U......................         $0.477                    2,860,000
   Series V......................         $0.469                    3,234,000
                                                           ---------------------
                                                                   37,022,000
Common Stock:
   Equity Stock, Series A........         $0.613                    5,375,000
   Common........................         $0.450                   55,995,000
                                                           ---------------------
      Total Dividends............                             $    98,392,000
                                                           =====================

              The dividend rate on the Series C Preferred Stock for the first quarter of 2003 was equal to 6.75% per annum. The dividend rate per annum will be adjusted quarterly and will be equal to the highest of one of three U.S. Treasury indices (Treasury Bill Rate, Ten Year Constant Maturity Rate, or Thirty Year Constant Maturity Rate) multiplied by 110%. However, the dividend rate for any dividend period will neither be less than 6.75% per annum nor greater than 10.75%. The dividend rate for the quarter ending June 30, 2003 will be equal to 6.75% per annum.

11.  Segment Information

     Description of each reportable segment
     --------------------------------------

              Our reportable segments reflect significant operating activities that are evaluated separately by management. We have four reportable segments: self-storage operations, containerized storage operations, commercial property operations, and tenant reinsurance operations.

              The self-storage segment comprises the direct ownership, development, and operation of traditional storage facilities, and the ownership of equity interests in entities that own storage properties. The containerized storage operations represent another segment. The commercial property segment reflects our interest in the ownership, operation, and management of commercial properties. The vast majority of the commercial property operations are conducted through PSB, and to a much lesser extent the Company and certain of its unconsolidated subsidiaries own commercial space, managed by PSB, within facilities that combine storage and commercial space for rent. The tenant reinsurance segment reflects the operations of PS Insurance Company, Ltd., which reinsures policies against losses to goods stored by tenants in our self-storage facilities.

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

     Presentation of segment information
     -----------------------------------

              Our income statement provides most of the information required in order to determine the performance of each of the Company's four segments. The following tables reconcile the performance of each segment, in terms of segment revenues and segment income, to our consolidated revenues and net income. It further provides detail of the segment components of the income statement item, "Equity in earnings of real estate entities."

              The following table reconciles the performance of each segment, in terms of segment revenues, to our consolidated revenues.

Reconciliation of Revenues by Segment             Three Months Ended March 31,
-------------------------------------     ---------------------------------------------
                                              2003            2002           Change
                                          -------------   -------------   -------------
                                                     (Amounts in thousands)

Self-storage facility rentals.......       $   189,571     $   188,525     $     1,046
Commercial property rentals.........             2,846           2,956            (110)
Containerized storage rentals.......             9,481           8,198           1,283
Tenant reinsurance premiums.........             5,215           4,575             640
Interest and other income (not
  allocated to segments)............             1,699           1,708              (9)
                                          -------------   -------------   -------------
    Total revenues..................       $   208,812     $   205,962     $     2,850
                                          =============   =============   =============

              The following table reconciles the performance of each segment to our consolidated net income. It further provides detail of the segment components of the income statement item, "Equity in earning of real estate entities."

                                                  Three months ended
                                                       March 31,
                                                -----------------------
                                                   2003        2002        Change
                                                ----------- ----------- -----------
                                                     (Amounts in thousands)
  Reconciliation of Net Income by Segment:

  Self-storage
  ------------
  Self-storage net operating income.........     $ 124,256   $ 130,086    $ (5,830)
  Self-storage depreciation.................       (43,274)    (41,249)     (2,025)
  Equity in earnings - storage property
     operations.............................         1,428       2,094        (666)
  Equity in earnings - depreciation
     (self-storage) ........................          (265)       (270)          5
  Discontinued operations (Note 4) .........            98         107          (9)
                                                ----------- ----------- -----------
      Total self-storage segment net income.        82,243      90,768      (8,525)
                                                ----------- ----------- -----------


  Commercial  properties
  ----------  ----------
  Commercial properties.....................         1,653       1,864        (211)
  Depreciation and amortization - commercial
     properties.............................          (625)       (699)         74
  Equity in earnings - commercial property
     operations.............................        14,700      15,423        (723)
  Equity in earnings - depreciation
     (commercial properties) ...............        (6,029)     (6,101)         72
  Discontinued operations (Note 4) .........             -          64         (64)
                                                ----------- ----------- -----------

      Total commercial property segment net
       income...............................         9,699      10,551        (852)
                                                ----------- ----------- -----------

  Containerized storage
  ---------------------
  Containerized storage net operating income         3,104       2,241         863
  Containerized storage depreciation........        (2,021)     (1,451)       (570)
  Discontinued operations (Note 4) .........           (97)       (310)        213
                                                ----------- ----------- -----------
      Total containerized storage segment net
       income...............................           986         480         506
                                                ----------- ----------- -----------

  Tenant Reinsurance
  ------------------
   Tenant reinsurance net income............         2,516       2,282         234
                                                ----------- ----------- -----------

  Other items not allocated to segments
  -------------------------------------
  Equity in earnings - general and
     administrative  and other..............        (5,147)     (1,890)     (3,257)
  Interest and other income.................         1,699       1,708          (9)
  General and administrative ...............        (4,250)     (4,000)       (250)
  Interest expense..........................          (453)     (1,102)        649
  Minority interest in income ..............       (10,668)    (11,342)        674
  Gain on disposition of real estate........            14           -          14
                                                ----------- ----------- -----------
      Total other items not allocated to segments  (18,805)    (16,626)     (2,179)
                                                ----------- ----------- -----------

       Total consolidated net income .......     $  76,639   $  87,455    $(10,816)
                                                =========== ==========- ===========

                                       26

12.  Stock Options

              The Company has a 1990 Stock Option Plan (the "1990 Plan") which provides for the grant of non-qualified stock options. The Company has a 1994 Stock Option Plan (the "1994 Plan"), a 1996 Stock Option and Incentive Plan (the "1996 Plan") and a 2000 Non-Executive/Non-Director Stock Option and Incentive Plan (the "2000 Plan"), each of which provides for the grant of non-qualified options and incentive stock options. (the 1990 Plan, the 1994 Plan, the 1996 Plan and the 2000 Plan are collectively referred to as the "PSI Plans"). Under the PSI Plans, the Company has granted non-qualified options to certain directors, officers and key employees to purchase shares of the Company's common stock at a price equal to the fair market value of the common stock at the date of grant. Generally, options under the PSI Plans vest over a three-year period from the date of grant at the rate of one-third per year and expire (i) under the 1990 Plan, five years after the date they became exercisable and (ii) under the 1994 Plan, the 1996 Plan and the 2000 Plan, ten years after the date of grant. The 1996 Plan and the 2000 Plan also provide for the grant of restricted stock to officers, key employees and service providers on terms determined by an authorized committee of the Board of Directors; no shares of restricted stock have been granted.

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

              Companies can change their accounting method from the APB 25 Method to the Fair Value Method, and in doing so can elect between three different methods of transition. The first is the prospective method, whereby the Company applies the recognition provisions of the Fair Value Method to all stock options granted after the beginning of the fiscal year in which the company adopts the Fair Value Method. The second is the retroactive restatement method, whereby the company restates all periods presented to reflect compensation cost utilizing the fair value method for all periods. The third is the modified prospective method, where the company applies the Fair Value Method from the beginning of the current fiscal year with respect to all options which vest during the year regardless of when they were granted.

              For periods prior to December 31, 2001, we utilized the APB 25 Method of accounting for employee stock options. As of January 1, 2002, we adopted the Fair Value Method, and have elected to use the prospective method of transition described above. Accordingly, we recognize compensation expense in our income statement using the Fair Value Method only with respect to stock options issued after January 1, 2002. For the three months ended March 31, 2003, we recorded $99,000 in stock option compensation expense (none in the same period in 2002) related to options granted after January 1, 2002. The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option pricing model. The estimated average value of stock options granted in the first quarter of 2003 was based upon an estimated life of 5 years, a risk-free rate of 4.3%, an expected dividend yield of 7%, and expected volatility of 0.176.

              If we had recorded stock option expense applying the Fair Value Method to all awards, we would have recognized an additional $701,000 and $969,000 in stock option compensation expense for the three months ended March 31, 2003 and 2002, respectively. Diluted earnings per share would have been $0.27 and $0.36 for the three months ended March 31, 2003 and 2002, respectively. Basic earnings per share would have been $0.27 and $0.37 for the three months ended March 31, 2003 and 2002, respectively.

13.  Related Party Transactions

     Relationships and transactions with the Hughes Family
     -----------------------------------------------------

              B. Wayne Hughes, Chairman of the Board, and his family (the "Hughes Family") have ownership interests in, and operate, approximately 38 self-storage facilities in Canada under the name "Public Storage." We currently do not own any interests in these facilities nor do we own any facilities in Canada. The Hughes Family owns approximately 37% of our common stock outstanding at March 31, 2003. We have a right of first refusal to acquire the stock or assets of the corporation engaged in the operation of the 38 self-storage facilities in Canada if the Hughes family or the corporation agrees to sell them. However, we have no interest in the operations of this corporation, have no right to acquire this stock or assets unless the Hughes family decides to sell, and receive no benefit from the profits and increases in value of the Canadian self-storage facilities.

              Our personnel are engaged in the supervision and the operation of these 38 self-storage facilities and in providing certain administrative services for the Canadian owners, and certain other services, primarily tax services, with respect to certain other Hughes Family interests. The Hughes Family and the Canadian owners reimburse us at cost for these services. There may be conflicts of interest in allocating the time of our personnel between our properties, the Canadian properties, and certain other Hughes Family interests. The Company is in the process of eliminating the sharing of Company personnel with the Canadian entities.

     PS Business Parks, Inc.
     -----------------------

              Ronald L. Havner Jr., our vice-chairman and chief executive officer, is also chairman and chief executive officer of PSB. Mr. Havner's compensation is allocated between the Company and PSB. This allocation was approved by the audit committee of the Company's Board of Directors.

              Pursuant to a cost-sharing and administrative services agreement, PSB reimburses the Company for certain administrative services. PSB's share of these costs totaled approximately $85,000 for each of the three months ended March 31, 2003 and 2002, and were computed in accordance with a methodology intended to fairly allocate these costs.

              PSB manages certain of the commercial facilities owned by the Company pursuant to management agreements for a management fee equal to 5% of revenues. The Company paid a total of $140,000 and $141,000, for the three months ended March 31, 2003 and 2002, respectively, in management fees with respect to PSB's property management services.

              STOR-Re, an entity that is consolidated with the Company and is partially owned by PSB, provides limited property and liability insurance to PSB at commercial competitive rates. PSB utilizes unaffiliated insurance carriers to provide property and liability insurance in excess of STOR-Re's limitations.

              In June 2002, we sold an undeveloped parcel of land at cost to PSB for an aggregate of $1,100,000 cash.

     Consolidated Development Joint Venture with a partner including Mr. Hughes
     --------------------------------------------------------------------------

              In November 1999, we formed the Consolidated Development Joint Venture with a joint venture partner whose partners include an institutional investor and Mr. Hughes. This transaction is discussed more fully in Note 9.

14.  Recent Accounting Pronouncements

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

15.  Commitments and Contingencies

     LEGAL MATTERS

     Serrao v. Public Storage, Inc. (Filed April 2003)
     -------------------------------------------------
     (Superior Court - Orange County)
     --------------------------------

              The plaintiff in this case filed a suit against the Company on behalf of a putative class of renters who rented self-storage units from the Company. Plaintiff alleges that the Company misrepresented the size of its storage units, has brought claims under California statutory and common law relating to consumer protection, fraud, unfair competition, and negligent misrepresentation, and is seeking monetary damages, restitution, and declaratory and injunctive relief.

              The claim in this case is substantially similar to those in Henriquez v. Public Storage, Inc., which was disclosed in prior reports. In January 2003, the plaintiff caused the Henriquez action to be dismissed. Based upon the uncertainty inherent in any putative class action, the Company cannot presently determine the potential damages, if any, or the ultimate outcome of this litigation. The Company is vigorously contesting the claims upon which this lawsuit is based.

     Salaam, et. Al V. Public Storage, Inc. (filed February 2000)
     ------------------------------------------------------------
     (Superior Court - Los Angeles County)
     -------------------------------------

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

              The Company is continuing to vigorously contest the claims in this case and intends to resist any expansion beyond the named plaintiffs on the grounds of lack of commonality of claims. The Company's resistance will include opposing the plaintiffs' appeal of the court's denial of class certification and opposing the claim on behalf of others under the California Unfair Business Practices Act. The Company cannot presently determine the potential damages, if any, or the ultimate outcome of this litigation.

     PS Insurance Company, Ltd.
     --------------------------

              In November 2002, a shareholder of the Company made a demand on the Board of Directors that challenged the fairness of the Company's acquisition of PS Insurance Company, Ltd. ("PSIC") and demanded that the Board recover the profits earned by PSIC from November 1995 through December 2001 and that the entire purchase price paid by the Company for PSIC in excess of PSIC's net assets be returned to the Company. The shareholder estimates these profits at $40 million and this excess at $27.5 million.

              The contract to acquire PSIC was approved by the independent directors of the Company in March 2001 and the transaction closed in December 2001. PSIC was formerly owned by B. Wayne Hughes, currently the Chairman of the Board (and in 2001 also the Chief Executive Officer) of the Company, B. Wayne Hughes, Jr., currently a director (and in 2001 also an officer) of the Company and Tamara Hughes Gustavson, who in 2001 was an officer of the Company. The shareholder has threatened litigation against the Hughes family and the directors of the Company arising out of this transaction and an alleged pattern of deceptive disclosures with respect to PSIC since 1995. In December 2002, the Board held a special meeting to authorize an inquiry by its independent directors to review the fairness to the Company's shareholders of its acquisition of PSIC and the ability of the Company to have started its own tenant reinsurance business in 1995. The Company believes that, prior to the effectiveness in 2001 of the federal REIT Modernization Act and corresponding California legislation that authorized the creation and ownership of "taxable REIT subsidiaries," the ownership by the Company of a reinsurance business relating to its tenants would have jeopardized the Company's status as a REIT and that other REITs faced similar concerns about tenant insurance programs. The inquiry relating to the shareholder's demand is currently ongoing.

              The Company cannot presently determine the potential damages, if any, or the ultimate outcome of this matter.

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

     INSURANCE AND LOSS EXPOSURE

              Our facilities have historically carried comprehensive insurance, including fire, earthquake, liability and extended coverage through STOR-Re, one of the Consolidated Entities, and insures portions of these risks through nationally recognized insurance carriers. STOR-Re also insures affiliates of the Company.

              The Company, STOR-Re, and its affiliates' maximum aggregate annual exposure for losses that are below the deductibles set forth in the third-party insurance contracts, assuming multiple significant events occur, is approximately $30,000,000. In addition, if losses exhaust the third-party insurers' limit of coverage of $125,000,000 for property coverage and $101,000,000 for general liability, our exposure could be greater. These limits are higher than estimates of maximum probable losses that could occur from individual catastrophic events (i.e., earthquake and wind damage) determined in recent engineering and actuarial studies.

              PSIC reinsures policies against claims for losses to goods stored by tenants at our self-storage facilities. PSIC reinsures its risks with third-party insures from any individual event that exceeds a loss of $500,000 up to the policy limit of $10,000,000. Losses that are not covered by the third-party insurers are accrued as cost of operations of the tenant reinsurance operations.

     DEVELOPMENT OF REAL ESTATE FACILITIES

              We currently have 40 projects in our development pipeline, including 15 newly developed self-storage facilities and expansions to 25 existing self-storage facilities, with total estimated development costs of $169,227,000, of which $75,781,000 has been spent at March 31, 2003.

16.  Subsequent Events

              On April 28, 2003 we acquired through a merger all of the remaining limited partnership interest not currently owned by the Company in PS Partners IV, Ltd., a partnership which is consolidated with the Company. The acquisition cost consisted of the issuance of approximately 427,000 shares of our common stock and cash of approximately $10 million.

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

         IMPAIRMENT OF LONG LIVED ASSETS: Substantially all of our assets consist of long-lived assets, including real estate, assets associated with the containerized storage business, goodwill, and other intangible assets. We evaluate our goodwill for impairment on an annual basis, and on a quarterly basis evaluate our other long-lived assets for impairment. As described in Note 2 to the consolidated financial statements, the evaluation of goodwill for impairment entails valuation of the reporting unit to which goodwill is allocated, which involves significant judgment in the area of projecting earnings, determining appropriate price-earnings multiples, and discount rates. In addition, the evaluation of other long-lived assets for impairment requires determining whether indicators of impairment exist, which is a subjective process. When any indicators of impairment are found, the evaluation of such long-lived assets then entails projections of future operating cashflows, which also involves significant judgment. We have identified no such impairments at March 31, 2003. However, future events, or facts and circumstances that currently exist that we have not yet identified, could cause us to conclude in the future that our long lived assets are impaired. Any resulting impairment loss could have a material adverse impact on our financial condition and results of operations.

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

         ESTIMATED LEVEL OF RETAINED RISK LIABILITIES: As described in Note 15 to the consolidated financial statements, we retain certain risks with respect to property perils, legal liability, and other such risks. In connection with our retention of these risks, we accrue losses based upon our estimated level of losses incurred using certain actuarial assumptions followed in the insurance industry and based upon our experience. While we believe that the amounts of the accrued losses are adequate, the ultimate liability may be in excess of or less than the amounts provided.

         ACCRUALS FOR CONTINGENCIES: We are exposed to business and legal liability risks with respect to events that have occurred, but in accordance with accounting principles generally accepted in the United States, we have not accrued for such potential liabilities because the loss is either not probable or not estimable or because we are not aware of the event. Future events and the result of pending litigation could result in such potential losses becoming probable and estimable, which could have a material adverse impact on our financial condition or results of operations. Some of these potential losses, which we are aware of, are described in Note 15 to the consolidated financial statements.

         ACCRUALS FOR OPERATING EXPENSES: We accrue for property tax expense and other operating expenses based upon estimates and historical trends and current and anticipated local and state government rules and regulations. If these estimates and assumptions are incorrect, our expenses could be misstated. Cost of operations, interest expense, general and administrative expense, as well as television, yellow page, and other advertising expenditures are expensed as incurred. Accordingly, the amounts incurred in an interim period may not be indicative of the amounts to be incurred in a full year.

Results of Operations
--------------------------------------------------------------------------------

         Net income for the three months ended March 31, 2003 was $76,639,000 compared to $87,455,000 for the same period in 2002, representing a decrease of $10,816,000 or 12.4%. This decrease in net income is primarily a result of a reduction in the results of our consistent group of self-storage facilities (as discussed below), increased depreciation expense resulting primarily from new property additions, and a decrease in equity in earnings of real estate entities. The decrease in equity in earnings of real estate entities is primarily due to the reduction in earnings of PS Business Parks, Inc. ("PSB"), an unconsolidated affiliate in which we own approximately a 45% interest at March 31, 2003. PSB's earnings for the quarter ended March 31, 2003 were negatively impacted due to asset impairment charges relating to the impending sale of real estate offset partially by a gain on sale of real estate assets. Our net pro rata share of such items in the quarter ended March 31, 2003 was a reduction in equity in earnings approximating $2,130,000. In addition, during the prior year's quarter ended March 31, 2002, PSB recognized a gain on the sale of real estate of which our pro rata share was approximately $2,241,000. As a result of these items, our equity in earnings for the first quarter of 2003 was negatively impacted a total of $4,371,000 as compared to the first quarter of 2002.

         Net income allocable to our regular common shareholders was $34,242,000 or $0.27 per common share on a diluted basis (based on 125,232,000 weighted average diluted common equivalent shares) for the three months ended March 31, 2003 compared to $46,240,000 or $0.37 per common share on a diluted basis (based on 124,065,000 weighted average diluted common equivalent shares) for the same period in 2002, representing a decrease of 25.9% in the aggregate or 27.0% on a per share basis.

         Weighted average diluted shares increased from 124,065,000 for the three months ended March 31, 2002 to 125,232,000 for the three months ended March 31, 2003. This increase was due primarily to the net issuance of 1,091,608 shares during 2002 in connection with the acquisition of the remaining partnership interests in two entities in which the Company held a partial equity interest, as well as the issuance of an aggregate of 1,091,767 shares during 2002 and 2003 in connection with the exercise of employee stock options. This increase was offset partially by the impact of a 965,000 share reduction in the dilutive impact of stock options outstanding due to the exercise of employee stock options as well as an overall decrease in our average stock price, which impacts the weighted average calculation using the treasury stock method.

         During the three months ended March 31, 2003 and 2002, we allocated $37,022,000 and $35,840,000 of our net income (based on distributions paid), respectively, to our preferred shareholders, representing an increase of 3.3%. This increase is due to the issuance of additional preferred securities throughout 2002, offset partially by the redemption of several series of our higher coupon preferred stock in 2002. In addition, during each of the three months ended March 31, 2003 and 2002, we allocated $5,375,000 of our net income to our Equity Stock, Series A shareholders.

Real Estate Operations
--------------------------------------------------------------------------------

         SELF-STORAGE OPERATIONS: Our self-storage operations are by far the largest component of our operations, representing approximately 91% of our total revenues generated for the three months ended March 31, 2003. As a result of acquisitions and development of self-storage facilities, year over year comparisons as presented on the consolidated statements of income with respect to our self-storage operations are not meaningful.

         To enhance year over year comparisons, the following table summarizes, and the ensuing discussion describes, the operating results of (i) 1,166 self-storage facilities that are reflected in the financial statements on a stabilized basis since January 1, 2001 (the "Consistent Group"), (ii) 95 facilities that were acquired since January 1, 2000 ( the "Acquired Facilities"), (iii) 34 facilities that were owned prior to January 1, 2001 but were not stabilized due primarily to expansions in their net rentable square footage (the "Expansion Facilities") and (iv) 71 development facilities that were opened after January 1, 1999 (the "Developed Facilities"):

Self-Storage Operations Summary (excluding
discontinued operations)                             Three Months Ended March 31,
------------------------                       ----------------------------------------
                                                                            Percentage
                                                   2003          2002         Change
                                               ------------  ------------  ------------
                                                      (Dollar amounts in thousands)
Rental Income (a):
   Consistent Group (b)..................       $  161,285    $  165,524        (2.6)%
   Acquired Facilities (c)...............           15,502        12,815        21.0%
   Expansion Facilities (d)..............            5,006         4,998         0.2%
   Developed Facilities (e)..............            7,778         5,188        49.9%
                                               ------------  ------------  ------------
       Total rental income...............          189,571       188,525         0.6%
                                               ------------  ------------  ------------

Cost of Operations:
   Consistent Group......................           54,299        50,113         8.4%
   Acquired Facilities...................            4,795         3,594        33.4%
   Expansion Facilities..................            1,982         1,837         7.9%
   Developed Facilities..................            4,239         2,895        46.4%
                                               ------------  ------------  ------------
       Total cost of operations..........           65,315        58,439        11.8%
                                               ------------  ------------  ------------

Net Operating Income (before depreciation):
   Consistent Group......................          106,986       115,411        (7.3)%
   Acquired Facilities...................           10,707         9,221        16.1%
   Expansion Facilities..................            3,024         3,161        (4.3)%
   Developed Facilities..................            3,539         2,293        54.3%
                                               ------------  ------------  ------------
       Total net operating income........          124,256       130,086        (4.5)%
                                               ------------  ------------  ------------

Depreciation.............................          (43,274)      (41,249)        4.9%
                                               ------------  ------------  ------------
   Operating income......................       $   80,982    $   88,837        (8.8)%
                                               ============  ============  ============

Number of self-storage facilities (at end of
   period)...............................            1,366         1,344         1.6%
Net rentable square feet (at end of period -
   in thousands).........................           82,427        80,998         1.8%

(a) Rental income includes late charges and administrative fees and is net of promotional discounts given. Rental income does not include retail sales or truck rental income generated at the facilities.

(b) The Consistent Group includes 1,166 facilities containing 67,776,000 net rentable square feet that have been owned prior to December 31, 2000, and operated at a mature, stabilized occupancy level since December 31, 2000.

(c) The Acquired Facilities includes 95 facilities containing 5,642,000 net rentable square feet that were acquired after January 1, 2000, that were substantially all mature, stabilized facilities at the time of their acquisition.

(d) The Expansion Facilities includes 34 facilities containing 3,758,000 net rentable square feet (of which 817,000 square feet is industrial space developed for containerized storage activities). These facilities were owned for the entire three year period ending December 31, 2002, however, operating results are not comparable throughout the periods presented due primarily to expansions in their net rentable square feet or their conversion into Combination Facilities. Such construction activities can cause a drop in revenue levels, as existing capacity is made unavailable in order to accommodate construction activities. During the three years ended December 31, 2002 and the three months ended March 31, 2003, we completed construction on expansion projects to these facilities with a total cost of $121.5 million.

(e) The Developed Facilities includes 71 facilities containing 5,251,000 net rentable square feet (of which 878,000 square feet is industrial space initially developed for use in containerized storage activities, see "Containerized Storage" and "Discontinued Operations"). These facilities were developed and opened since January 1, 1999 at a total cost of $456.3 million.

         For the three months ended March 31, 2003, we have increased the number of facilities included in the Consistent Group pool of facilities from 1,152 at December 31, 2002 to 1,166 facilities. The increase in the Consistent Group's pool of facilities is comprised of the inclusion of 18 facilities that were in the Acquired Facilities pool at December 31, 2002, offset by the reduction of the four Knoxville facilities that are in discontinued operations (see Note 4 to the financial statements for more information on discontinued operations).

         As a result of the change in the Consistent Group pool, the relative weighting of markets has changed. Accordingly, comparisons should not be made between information presented in 2002 for the Consistent Group pool of 1,152 facilities and this current pool of 1,166 facilities in order to identify trends in occupancies, realized rents per square foot, or operating results.

         At March 31, 2003, we owned 1,166 self-storage facilities that have operated at a stabilized level of operations since January 1, 2001. The Consistent Group of facilities contains approximately 67,776,000 net rentable square feet, representing approximately 82% of the aggregate net rentable square feet of our self-storage portfolio. Revenues and operating expenses with respect to this group of properties are set forth in the above Self-Storage Operations table under the caption, "Consistent Group." The following table sets forth additional operating data with respect to the Consistent Group of facilities:

CONSISTENT GROUP                                               Three Months Ended March 31,
----------------                                          --------------------------------------
                                                                                     Percentage
                                                             2003          2002        Change
                                                          ------------ ------------ ------------
                                                           (Dollar amounts in thousands, except
                                                                  rents per square foot)

Base rental income..................................       $  164,855   $  161,404        2.1%
Promotional discounts...............................           (9,976)      (1,026)     872.3%
                                                          ------------ ------------ ------------
   Adjusted base rental income......................          154,879      160,378       (3.4)%
Late charges and administrative fees collected......            6,406        5,146       24.5%
                                                          ------------ ------------ ------------
   Total rental income..............................          161,285      165,524       (2.6)%

Cost of operations:
     Property taxes.................................           16,536       15,781        4.8%
     Direct property payroll........................           13,885       12,430       11.7%
     Cost of managing facilities....................            5,051        5,052        0.0%
     Utilities......................................            3,824        3,796        0.7%
     Repairs and maintenance........................            3,722        3,190       16.7%
     Advertising and promotion......................            3,504        2,664       31.5%
     Telephone reservation center...................            2,221        2,094        6.1%
     Property insurance.............................            1,401        1,305        7.4%
     Other..........................................            4,155        3,801        9.3%
                                                          ------------ ------------ ------------
   Total cost of operations.........................           54,299       50,113        8.4%
                                                          ------------ ------------ ------------

Net operating income before depreciation............          106,986      115,411       (7.3)%
Depreciation........................................          (35,717)     (35,034)       1.9%
                                                          ------------ ------------ ------------
Operating income....................................       $   71,269   $   80,377      (11.3)%
                                                          ============ ============ ============

Gross margin (before depreciation)..................            66.3%        69.7%       (4.9)%

Weighted average for the period:
   Square foot occupancy (a)........................            84.8%        83.5%        1.6%
   Realized annual rent per occupied square foot (b).      $    10.78   $    11.34       (4.9)%
   REVPAR (c).......................................       $     9.14   $     9.46       (3.4)%

 Weighted average at March 31:
   Square foot occupancy............................            85.3%        83.4%        2.3%
   In place annual rent per occupied square foot (d)       $    11.77   $    11.55        1.9%
   Posted annual rent per square foot (e)...........       $    11.89   $    11.26        5.6%

Total net rentable square feet (in thousands).......           67,776       67,776        0.0%

                                       36

(a) Square foot occupancies represent weighted average occupancy levels over the entire period.

(b) Realized annual rent per occupied square foot is computed by annualizing the result of dividing adjusted base rental income by the weighted average occupied square footage for the period. Realized rents per square foot take into consideration promotional discounts, bad debt costs, credit card fees and other costs which reduce rental income from the contractual amounts due.

(c) Annualized revenue per available square foot ("REVPAR") represents annualized adjusted base rental income divided by total available net rentable square feet.

(d) In place annual rent per occupied square foot represents contractual rents per occupied square foot without reductions for promotional discounts.

(e) Posted annual rent per square foot represents the rents charged to new tenants prior to any promotional discounts.

         During the first quarter of 2003, net operating income (prior to depreciation) for the Consistent Group facilities decreased 7.3% as compared to the same period in 2002. During the first quarter of 2003, operating income (after depreciation) for the Consistent Group facilities decreased 11.3% as compared to the same period in 2002. These decreases are primarily attributable to lower adjusted base rental income due primarily to increased promotional discounts combined with increased cost of operations.

         During fiscal 2002, we struggled with our occupancy levels that were below the levels that were experienced in the prior year. The reduction in occupancy level had a negative impact on our property net operating income as well as the overall net income of the company.

         At the end of July 2002, the average occupancy level for the Consistent Group of facilities was 85.7% as compared to 91.2% at the end of July 2001, representing a reduction of 6.0%. Beginning in mid-August 2002 and through the remainder of 2002, we reinstated a promotional discount program and advertised on television in selected markets in an effort to enhance move-in activity and improve occupancy levels. This program had a positive impact upon move-in activity throughout the third and fourth quarters of 2002 and stabilized our occupancy levels. By the end of December 2002, the average occupancy level for the Consistent Group of facilities was 84.3% as compared to 85.3% at the end of December 2001, representing a reduction of 1.2% and improvement in the negative spread from July 2002.

         During the first quarter of 2003, we continued advertising on television and offering promotional discounts to new incoming tenants. These activities continued to have a positive impact on our occupancies. At the end of March 2003, the average occupancy level for the Consistent Group of facilities was 85.3% as compared to 83.4% at the end of March 2002, representing an increase of 2.3%.

         The increase in occupancy levels has come at a significant cost. Television advertising expense for the first quarter of 2003 was $1,503,000 as compared to $540,000 in the first quarter of 2002. In addition, promotional discounts totaled $9,976,000 for the first quarter of 2003 as compared to $1,026,000 for the first quarter of 2002. Therefore, despite the increase in physical occupancy, net operating income (before depreciation) for our Consistent Group of facilities was lower in the first quarter of 2003 as compared to the same period of 2002. This reduction was due primarily to higher levels of advertising expense and reduced rental income caused by increased promotional discounting.

         Total operating expenses increased 8.4%, due primarily to increases in payroll, advertising and promotion, property tax, and repairs and maintenance costs. Direct property payroll increased 11.7% due primarily to increased incentives to property operating personnel. Advertising and promotion increased 31.5% primarily due to increased television advertising expense. Repairs and maintenance cost have increased 16.7% for the three months ended March 31, 2003, as compared to 2002, as a result of heavy snow in the Northeastern states and costs to remedy mold issues at several facilities in Southern states.

         OUTLOOK

         We expect to continue promotional discounting and television advertising during the remainder of 2003, though the level of such activities cannot be estimated at this time. The up front costs of these marketing activities, and the increases in discounts, are expected to continue to adversely impact our operating income during 2003. We believe, however, that these activities have and will continue to have a positive impact on our occupancy levels. Ultimately, we believe higher occupancy levels will result in higher rental income and allow us to begin to reduce the level of promotional discounting and television advertising expenditures. The following table summarizes additional selected financial data with respect to the Consistent Group of Facilities:

                                            For the three months ended
                     ----------------------------------------------------------------------
                        March 31,          June 30,         September 30,      December 31,        Full Year
                     -------------      -------------      -------------      -------------      -------------
                                      (Amounts in thousands, except for per square foot amounts)
Total rental income:
2003............      $   161,285
2002............      $   165,524        $   163,441         $  168,340          $  161,470        $   658,775

Promotional discounts given:
2003............      $     9,976
2002............      $     1,026        $     5,384         $    4,725          $    7,306        $    18,441

Total cost of operations:
2003............      $    54,299
2002............      $    50,113        $    50,470         $   52,404          $   57,793        $   210,780

Television advertising expense:
2003............      $     1,503
2002............      $       540        $     1,405         $    1,934          $    3,915        $     7,794

REVPAR:
2003............      $     9.14
2002............      $     9.46         $     9.34         $     9.60          $     9.18         $     9.40

Weighted average realized annual rent per occupied square foot for the period:
2003............      $    10.78
2002............      $    11.34         $    10.82         $    11.20          $    10.81         $    11.04

Weighted  average   occupancy  levels
for the period:
2003............           84.8%
2002............           83.5%              86.3%               85.7%               85.0%              85.1%

Weighted average occupancy at April 30,
2003............                              86.6%
2002............                              85.4%

         As indicated on the above table, the weighted average occupancy of the Consistent Group facilities was 86.6% at April 30, 2003 as compared to 85.4% at April 30, 2002, representing an increase of 1.4%. This increase, however, has come at a significant cost, as promotional discounts and television advertising costs are expected to be higher in quarter ended June 30, 2003 than in the same period in 2002.

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

         ANALYSIS OF REGIONAL TRENDS

         The following table sets forth regional trends in our consistent group of facilities:

Consistent Group Operating Trends by Region:
                                              Three months ended March 31,
                                         --------------------------------------
                                                                    Percentage
                                            2003         2002         Change
                                         ------------ ------------ ------------
                                          (Dollar amounts in thousands, except
                                                 rents per square foot)
Rental income:
   Southern California  (120
   facilities)......................      $   27,130   $   26,342      3.0%
   Northern California  (108
   facilities)......................          19,061       19,452     (2.0)%
   Texas  (140 facilities)..........          15,045       15,831     (5.0)%
   Florida  (108 facilities)........          13,632       13,937     (2.2)%
   Illinois  (82 facilities)........          12,296       13,304     (7.6)%
   Georgia  (56 facilities).........           5,701        5,903     (3.4)%
   All other states  (552 facilities)         68,420       70,755     (3.3)%
                                         ------------ ------------ ------------
Total rental income.................         161,285      165,524     (2.6)%

Cost of operations:
   Southern California..............           6,593        5,761     14.4%
   Northern California..............           5,071        4,348     16.6%
   Texas............................           6,309        5,992      5.3%
   Florida..........................           5,062        4,379     15.6%
   Illinois.........................           5,531        5,224      5.9%
   Georgia..........................           1,976        1,754     12.7%
   All other states.................          23,757       22,655      4.9%
                                         ------------ ------------ ------------
Total cost of operations............          54,299       50,113      8.4%

Net operating income (before depreciation):
   Southern California..............          20,537       20,581     (0.2)%
   Northern California..............          13,990       15,104     (7.4)%
   Texas............................           8,736        9,839    (11.2)%
   Florida..........................           8,570        9,558    (10.3)%
   Illinois.........................           6,765        8,080    (16.3)%
   Georgia..........................           3,725        4,149    (10.2)%
   All other states.................          44,663       48,100     (7.1)%
                                         ------------ ------------ ------------
Total net operating income..........      $  106,986   $  115,411     (7.3)%

Weighted average occupancy:
   Southern California..............         88.5%        86.1%        2.8%
   Northern California..............         85.5%        84.2%        1.5%
   Texas............................         84.5%        83.6%        1.1%
   Florida..........................         86.4%        84.4%        2.4%
   Illinois.........................         82.7%        82.1%        0.7%
   Georgia..........................         85.0%        82.3%        3.3%
   All other states.................         83.7%        83.0%        0.8%
                                         ------------ ------------ ------------
Total weighted average occupancy....         84.8%        83.5%        1.6%

Realized annual rent per occupied square foot:
   Southern California..............       $  15.73     $  15.83      (0.6)%
   Northern California..............          14.70        15.34      (4.2)%
   Texas............................           7.89         8.47      (6.8)%
   Florida..........................           9.65        10.23      (5.7)%
   Illinois.........................          11.63        12.74      (8.7)%
   Georgia..........................           7.87         8.67      (9.2)%
   All other states.................           9.99        10.51      (4.9)%
                                         ------------ ------------ ------------
Total realized annual rent per
  occupied square foot:.............       $  10.78     $  11.34      (4.9)%

                                       39

         Self-Storage Operations - Acquired Facilities

         The results of 18 facilities acquired from related parties during 2000 at a stabilized level of operations that were presented in the "Acquired Facilities" at December 31, 2002 are now included in the Consistent Group for the March 31, 2003 presentation. As a result, the number of facilities included in the "Acquired Facilities" decreased from 113 at December 31, 2002 to 95 at March 31, 2003.

         The "Acquired Facilities" at March 31, 2003 are comprised of 95 self-storage facilities containing 5,642,000 net rentable square feet that were acquired in 2000, 2001, and 2002. These facilities were substantially all mature, stabilized facilities at the time of their acquisition. The following table summarizes operating data with respect to these 95 facilities:

ACQUIRED FACILITIES:
                                                          Three months ended March 31,
                                                    --------------------------------------
                                                       2003          2002        Change
                                                    ------------ ------------ ------------
                                                        (Dollar amounts in thousands)
Rental income (a):
   Self-storage facilities acquired in 2002 (a)      $   14,317   $   11,710    $  2,607
   Self-storage facility acquired in 2001 (b)..             131           96          35
   Self-storage facilities acquired in 2000 (c)           1,054        1,009          45
                                                    ------------ ------------ ------------
     Total rental income.......................          15,502       12,815       2,687
                                                    ------------ ------------ ------------
Cost of operations:
   Self-storage facilities acquired in 2002 (a)           4,277        3,131       1,146
   Self-storage facility acquired in 2001 (b)..              39           38           1
   Self-storage facilities acquired in 2000 (c)             479          425          54
                                                    ------------ ------------ ------------
     Total cost of operations..................           4,795        3,594       1,201
                                                    ------------ ------------ ------------
Net operating income before depreciation:
----------------------------------------
   Self-storage facilities acquired in 2002 (a)          10,040        8,579       1,461
   Self-storage facility acquired in 2001 (b)..              92           58          34
   Self-storage facilities acquired in 2000 (c)             575          584          (9)
                                                    ------------ ------------ ------------
     Net operating income......................          10,707        9,221       1,486
 Depreciation..................................          (2,891)      (2,404)       (487)
                                                    ------------ ------------ ------------
   Operating Income............................      $    7,816   $    6,817    $    999
                                                    ============ ============ ============

Weighted average square foot occupancy during the
-------------------------------------------------
period:
-------
   Self-storage facilities acquired in 2002 (a)           85.7%        82.7%       3.6%
   Self-storage facility acquired in 2001 (b)..           84.5%        50.8%      66.3%
   Self-storage facilities acquired in 2000 (c)           73.5%        63.6%      15.6%
                                                    ------------ ------------ ------------
                                                          84.6%        80.5%       5.1%
                                                    ============ ============ ============

Number of self-storage facilities (at end of                 95           88           7
period)........................................
Net rentable square feet (in thousands, at end of
   period).....................................           5,642        5,243         399
Cumulative acquisition cost (at end of period).      $  405,684   $  380,719    $ 24,965

(a) The 2002 acquisitions includes 47 properties acquired on January 16, 2002 from an affiliated development joint venture at a total cost of $269,898,000, 31 properties acquired on January 1, 2002 in connection with business combinations with two affiliated partnerships at a total cost of $60,528,000, and 9 facilities acquired from third parties at a total cost of $30,117,000.

(b) The 2001 acquisition was acquired from a third party at a cost of $3,503,300.

(c) The 2000 acquisitions are comprised of seven facilities acquired from third parties at a total cost of $41,638,000.

         Rental income and cost of operations for the Acquired Facilities have increased significantly in the three months ended March 31, 2003 as compared to 2002, due primarily to the acquisition of new facilities in 2002.

         Similar to our Consistent Group of facilities, the Acquired Facilities have experienced operating difficulties over the past year. Marketing and promotional strategies, as described above with respect to our Consistent Group, will continue to be employed in 2003 to enhance the occupancy levels and rental income of the Acquired Facilities.

         Self-Storage Operations - Expansion Facilities

         Since January 1, 2000, we expanded 34 self-storage facilities or converted them to Combination Facilities (defined below). These activities caused a drop in revenue levels, as existing capacity was made unavailable in order to accommodate construction activities and, as a result, the operating results are not comparable. At March 31, 2003, the weighted average occupancy level was approximately 73% as compared to 66% one year earlier. The operating results for these facilities are presented in the Self-Storage Operations table above under the caption, "Expansion Facilities."

         Depreciation expense with respect to the expansion facilities was $1,517,000 and $1,649,000 for the three months ended March 31, 2003 and 2002, respectively. These 34 facilities contain approximately 3,758,000 net rentable square feet at March 31, 2003 (which includes the expanded space, and 817,000 square feet of industrial space developed for containerized storage activities - see "Containerized Storage" and "Discontinued Operations"). The aggregate construction costs to complete these expansions totaled approximately $121,510,000.

         A portion of the 817,000 net rentable square feet of industrial space included in these facilities was previously used by the discontinued containerized storage operations. As described under "Liquidity and Capital Resources," we are converting a portion of this industrial space into traditional self-storage units.

         Self-Storage Operations -Developed Facilities

         Since January 1, 1999, we have opened 54 newly developed self-storage facilities and 17 facilities that contain both self-storage and portable self-storage at the same location ("Combination Facilities"). These newly developed facilities have an aggregate of 5,251,000 net rentable square feet (of which 878,000 net square feet is industrial space developed for containerized storage activities - see "Containerized Storage" and "Discontinued Operations"). Aggregate development cost for these 71 facilities was approximately $456.3 million. The operating results of the self-storage facilities and Combination Facilities are reflected in the Self-Storage Operations table under the caption, "Developed Facilities."

         The following table sets forth the operating results and selected operating data with respect to the Developed Facilities:

                                                Three months ended March 31,
                                           -------------------------------------
                                              2003          2002        Change
                                           -----------  -----------  -----------
                                            (Amounts in thousands, except No. of
                                                        facilities)
Rental income:
--------------
   Self-storage facilities............      $   5,636    $   3,819     $  1,817
   Combination Facilities.............          2,142        1,369          773
                                           -----------  -----------  -----------
     Total rental income..............          7,778        5,188        2,590
                                           -----------  -----------  -----------
Cost of operations:
   Self-storage facilities............          3,057        1,897        1,160
   Combination Facilities.............          1,182          998          184
                                           -----------  -----------  -----------
     Total cost of operations.........          4,239        2,895        1,344
                                           -----------  -----------  -----------
Net operating income before depreciation:
-----------------------------------------
   Self-storage facilities............          2,579        1,922          657
   Combination Facilities.............            960          371          589
                                           -----------  -----------  -----------
     Net operating income.............          3,539        2,293        1,246
 Depreciation.........................          (3,149)      (2,162)       (987)
                                           -----------  -----------  -----------
   Operating income...................       $     390    $     131    $    259
                                           ===========  ===========  ===========

Weighted average square foot occupancies
----------------------------------------
for the period:
---------------
   Self-storage facilities............          57.2%        50.3%       13.7%
   Combination Facilities.............          65.3%        39.4%       65.7%
                                           -----------  -----------  -----------
     Total............................          59.0%        47.4%       24.5%
                                           ===========  ===========  ===========

SELF-STORAGE FACILITIES, AT END OF PERIOD:
   Number of facilities...............             54           40           14
   Net rentable square feet...........          3,407         2,491         916
   Total development cost.............      $  302,118   $  206,603    $ 95,515

COMBINATION FACILITIES, AT END OF PERIOD:
   Number of facilities...............             17           16            1
   Net rentable square feet...........          1,844         1,730         114
   Total development cost.............      $  154,177   $  147,363    $  6,814

         The following table summarizes operating data for the 54 newly developed self-storage facilities that opened since January 1, 1999:

DEVELOPED  SELF-STORAGE FACILITIES:
                                                          Three Months Ended March 31,
                                                    --------------------------------------
                                                       2003          2002        Change
                                                    ------------ ------------ ------------
                                                        (Dollar amounts in thousands)
Rental income:
   Self-storage facilities developed in 2003...      $        4   $        -    $        4
   Self-storage facilities developed in 2002...           1,127            7         1,120
   Self-storage facilities developed in 2001...           1,296          936           360
   Self-storage facilities developed in 2000...           2,427        2,144           283
   Self-storage facilities developed in 1999...             782          732            50
                                                    ------------ ------------ ------------
     Total rental income.......................           5,636        3,819         1,817
                                                    ------------ ------------ ------------

Cost of operations:
   Self-storage facilities developed in 2003...              75            -            75
   Self-storage facilities developed in 2002...             815           36           779
   Self-storage facilities developed in 2001...             821          673           148
   Self-storage facilities developed in 2000...           1,047          937           110
   Self-storage facilities developed in 1999...             299          251            48
                                                    ------------ ------------ ------------
     Total cost of operations..................           3,057        1,897         1,160
                                                    ------------ ------------ ------------

Net operating income before depreciation:
   Self-storage facilities developed in 2003...             (71)           -           (71)
   Self-storage facilities developed in 2002...             312          (29)          341
   Self-storage facilities developed in 2001...             475          263           212
   Self-storage facilities developed in 2000...           1,380        1,207           173
   Self-storage facilities developed in 1999...             483          481             2
                                                    ------------ ------------ ------------
   Net operating income........................           2,579        1,922           657
Depreciation...................................          (2,053)      (1,268)         (785)
                                                    ------------ ------------ ------------
   Operating income............................      $      526   $      654    $     (128)
                                                    ============ ============ ============

Weighted average square foot occupancy during the period:
   Self-storage facilities opened in 2003......            6.5%         -                -
   Self-storage facilities opened in 2002......           39.6%         1.9%       1984.2%
   Self-storage facilities opened in 2001......           54.3%        35.6%         52.5%
   Self-storage facilities opened in 2000......           81.9%        67.9%         20.6%
   Self-storage facilities opened in 1999......           90.0%        83.2%          8.2%
                                                    ------------ ------------ ------------
                                                          57.2%        50.3%        13.7%
                                                    ============ ============ ============

Number of facilities:
   Self-storage facilities developed in 2003...               5            -            5
   Self-storage facilities developed in 2002...              14            5            9
   Self-storage facilities developed in 2001...              12           12            -
   Self-storage facilities developed in 2000...              18           18            -
   Self-storage facilities developed in 1999...               5            5            -
                                                    ------------ ------------ ------------
                                                             54           40           14
                                                    ============ ============ ============
Cumulative Development Cost:
   Self-storage facilities developed in 2003...      $   33,744   $        -    $  33,744
   Self-storage facilities developed in 2002...          93,479       31,708       61,771
   Self-storage facilities developed in 2001...          66,905       66,905            -
   Self-storage facilities developed in 2000...          82,819       82,819            -
   Self-storage facilities developed in 1999...          25,171       25,171            -
                                                    ------------ ------------ ------------
                                                     $  302,118   $  206,603    $  95,515
                                                    ============ ============ ============

                                       43

         Unlike many other forms of real estate, we are unable to pre-lease our newly developed facilities due to the nature of our tenants. Accordingly, at the time a newly developed facility first opens for operations, the facility is entirely vacant, generating no rental income. Historically, we estimated that on average it took approximately 24 months for a newly developed facility to fill up and reach a targeted occupancy level of approximately 90%. We believe that the current economic environment has extended the fill-up period beyond 24 months notwithstanding our marketing efforts to enhance the fill-up process.

         Similar to our Consistent Group of facilities, the newly developed self-storage facilities participated in promotional discounting and advertising activities to enhance occupancy levels. During the three months ended March 31, 2003, the newly developed self-storage facilities had a weighted average occupancy level of approximately 57.2%.

         Property operating expenses are substantially fixed, consisting primarily of payroll, property taxes, utilities, and marketing costs. The rental revenue of a newly developed facility will generally not cover its property operating expenses (excluding depreciation) until the facility has reach an occupancy level of approximately 30% to 34%. However, at that occupancy level, the rental revenues from the facility are still not sufficient to cover related depreciation expense and cost of capital with respect to the facility's development cost. During construction of the self-storage facility, we capitalize interest costs and include such cost as part of the overall development cost of the facility. Once the facility is opened for operations, interest is no longer capitalized.

         Due to the relationship between the generation of rental income and immediate recognition of expenses upon opening of a facility, our development activities have had a negative impact on our net income. We estimate that our net income has been negatively impacted by approximately $7,982,000 and $5,940,000, in the three months ended March 31, 2003 and 2002, respectively, as a result of the difference between the revenues generated by the Developed Facilities and the related operating costs denoted above. These amounts include approximately $3,149,000 and $2,162,000, in the three months ended March 31, 2003 and 2002, respectively, in depreciation expense.

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

         We expect that over at least the next 24 months, the Developed Facilities will continue to have a negative impact to our earnings, however, to a much lesser degree than experienced in 2002. Furthermore, the 40 expansion and newly developed facilities in our development pipeline described in "Liquidity and Capital Resources - Acquisition and Development of Facilities" that will be opened for operation over the next 12 - 24 months will also negatively impact our earnings until they reach a stabilized occupancy level.

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

         Our commercial operations are comprised of 992,000 net rentable square feet of commercial space operated at certain of the self-storage facilities, and three stand-alone commercial facilities having a total of 195,000 net rentable square feet. In addition, we own an industrial building with 67,000 net rentable square feet that was opened in 2001. This facility was previously used by the containerized storage operations, and is now classified as "real estate facilities held for sale" on our March 31, 2003 balance sheet.

         The following table sets forth the historical commercial property amounts included in the financial statements:

           Commercial Property Operations
           (excluding discontinued operations):
           ------------------------------------
                                         For the three months
                                            ended March 31,
                                        -----------------------
                                           2003         2002        Change
                                        ----------   ----------   ----------
                                              (Amounts in thousands)
     Rental income  ...............        $2,846        $2,956     $(110)
     Cost of operations............         1,193         1,092       101
                                        ----------   ----------   ----------
        Net operating income.......         1,653         1,864      (211)

     Depreciation expense..........           625           699       (74)
                                        ----------   ----------   ----------
        Operating income...........        $1,028        $1,165     $(137)
                                        ==========   ==========   ==========

         The decrease in rental income for March 31, 2003 as compared to the same period in 2002 is due primarily to a vacancy in one of the three stand-alone commercial facilities, which caused a reduction in rental income of approximately $138,000.

         During 2002, we sold one of our commercial facilities to a third party for an aggregate $3.9 million in cash. The historical operations with respect to this facility are classified as "Discontinued Operations" in our income statement and are not included in the above table.

         CONTAINERIZED STORAGE OPERATIONS: In August 1996, Public Storage Pickup & Delivery ("PSPUD"), a subsidiary of the Company, made its initial entry into the containerized storage business through its acquisition of a single facility operator located in Irvine, California. At March 31, 2003, PSPUD operated 33 facilities in 12 states, which are located in major markets in which we have significant market presence with respect to our traditional self-storage facilities. During 2002, we reevaluated our operational strategy and closed, or are in the process of closing, 22 of the 55 containerized storage facilities that were open at January 1, 2002 (22 facilities herein referred to as the "Closed Facilities"). The operations with respect to the Closed Facilities, including historical operating results for previous periods, are not included in the table below and instead are included in Discontinued Operations. PSPUD's operations, which exclude the Closed Facilities, are reflected on the table below:


Containerized storage
(excluding discontinued operations):
------------------------------------
                                              For the three months
                                                 ended March 31,
                                            -----------------------
                                              2003          2002        Change
                                            ----------   ----------   ----------
                                              (Dollar amounts in thousand)
Rental and other income ............          $9,481       $8,198      $1,283
                                            ----------   ----------   ----------
Cost of operations:
    Direct operating costs..........           5,757        5,291         466
    Facility lease expense..........             620          666         (46)
                                            ----------   ----------   ----------
       Total cost of operations.....           6,377        5,957         420
                                            ----------   ----------   ----------
    Operating income prior to
      depreciation..................           3,104        2,241         863
Depreciation expense (a)............          (2,021)      (1,451)       (570)
                                            ----------   ----------   ----------
Operating income....................          $1,083         $790        $293
                                            ==========   ==========   ==========

(a) Depreciation expense principally relates to the depreciation related to the containers, however, depreciation expense for the three months ended March 31, 2003 and 2002 includes $390,000 and $224,000, respectively, with respect to real estate facilities.

         Rental and other income includes monthly rental charges to customers for storage of the containers, service fees charged for pickup and delivery of containers to customers' homes. Rental income increased to $9,481,000 for the three months ended March 31, 2003, as compared to $8,198,000 for the same period in 2002 primarily as a result of higher per container rents and an increase in the number of occupied containers. At March 31, 2003, there were approximately 48,128 occupied containers in the 33 facilities that are reflected in these "ongoing" operations. We continue to evaluate the business operations, and additional facilities may be closed.

         Direct operating costs principally includes payroll, equipment lease expense, utilities and vehicle expenses (fuel and insurance).

         Depreciation expense with respect to the containers and other non-real estate assets of the containerized storage operations increased $404,000 due primarily to reduced estimated useful lives of the containers and other assets of the containerized storage operations. We reevaluated the historical results with respect to wear and functional obsolescence of these assets. Based upon the results of this review, we decreased the estimated useful lives with respect to these assets effective January 1, 2003. We expect that the ongoing depreciation with respect to the containerized storage operations will remain at the level experienced in the first quarter of 2003.

         At March 31, 2003, nine of the 33 containerized storage facilities are leased from third parties. The remaining 24 facilities were operated in facilities owned by the Company, comprised of 19 Combination Facilities with an aggregate of 994,000 square feet of industrial space (this square footage is a component of the total net rentable square footage of the Expansion Facilities and the Developed Facilities in the table above) and five industrial facilities having an aggregate of 420,000 net rentable square feet.

         The containerized storage operations may continue to adversely impact our future earnings and cash flows. There can be no assurance as to the level of the containerized storage business's expansion, level of gross rentals, level of move-outs or profitability.

         See "Discontinued Operations" below for a discussion of operating results of the Closed Facilities.

         TENANT REINSURANCE OPERATIONS: On December 31, 2001, we acquired PS Insurance Company, Ltd. ("PS Insurance") from a related party. PS Insurance reinsures policies against losses to goods stored by tenants in our self-storage facilities. The operations of PS Insurance are included in the income statement under "Revenues - tenant reinsurance premiums" and "Cost of operations - tenant reinsurance." For the three months ended March 31, 2003 and 2002, the tenant reinsurance business earned $5,215,000 and $4,575,000, respectively, in revenues and incurred $2,699,000 and $2,293,000, respectively, in operating expenses, generating a net operating profit of $2,516,000 and $2,282,000, respectively.

         The level of tenant reinsurance revenues is largely dependent upon our occupancy level and move-in activity. As of March 31, 2003, approximately 38% of our self-storage tenant base have such policies. New insurance business comes from tenants who sign up for insurance as they move into our self-storage facilities.

         We have outside third-party insurance coverage for losses from any individual event that exceeds a loss of $500,000, to a limit of $10,000,000. Losses below these amounts are recorded as cost of operations for the tenant reinsurance operations.

         Equity in earnings of real estate entities: In addition to our ownership of equity interests in PSB, we had general and limited partnership interests in seven limited partnerships at March 31, 2003 (PSB and the limited partnerships are collectively referred to as the "Unconsolidated Entities"). Due to our limited ownership interest and limited control of these entities, we do not consolidate the accounts of these entities for financial reporting purposes, and account for such investments using the equity method.

         Equity in earnings of real estate entities for the three months ended March 31, 2003 and 2002 consists of our pro rata share of the Unconsolidated Entities based upon our ownership interest for the period. The following table sets forth the significant components of equity in earnings of real estate entities:

Historical summary:                            Three Months Ended
                                                    March 31,
                                             ------------------------    Dollar
                                                2003         2002        Change
                                             -----------   ----------   --------
                                                     (Amounts in thousands)
Property operations:
  PSB                                         $14,700       $15,423       $(723)
  Disposed investments (1)...............           -           288        (288)
  Other investments (2)..................       1,428         1,806        (378)
                                             -----------   ----------   --------
                                               16,128        17,517      (1,389)
                                             -----------   ----------   --------
Depreciation:
  PSB....................................      (6,029)       (6,101)         72
  Disposed investments (1)...............           -           (65)         65
  Other investments (2)..................        (265)         (205)        (60)
                                             -----------   ----------   --------
                                               (6,294)       (6,371)         77
                                             -----------   ----------   --------
Other: (3)
  PSB (4)................................      (5,252)       (2,208)     (3,044)
  Disposed investments (1)...............           -             -           -
  Other investments (2)..................         105           318        (213)
                                             -----------   ----------   --------
                                               (5,147)       (1,890)     (3,257)
                                             -----------   ----------   --------

Total equity in earnings of real estate
entities.................................      $4,687        $9,256     $(4,569)
                                             ===========   ==========   ========

(1) Amounts include our pro rata share of the earnings for the Development Joint Venture. On January 16, 2002, we acquired a controlling interest in this partnership and began to consolidate the operations of this partnership, and no longer account for our interest in this partnership using the equity method (see Note 3 to the consolidated financial statements).

(2) Amounts include equity in earnings recorded for investments that have been held consistently throughout each of the three months ended March 31, 2003 and 2002.

(3) "Other" reflects our share of general and administrative expense, interest expense, interest income, and other non-property, non-depreciation related operating results of these entities.

(4) "Other" with respect to PSB for the three months ended March 31, 2003 includes a $2,130,000 reduction to equity in earnings, representing our net pro-rata share of PSB's impairment charges related to the impending sale of real estate partially offset by a gain on the sale of real estate assets. Amounts for the three months ended March 31, 2002 include our $2,241,000 pro-rata share of PSB's gain on disposition of real estate investments.

         The decrease in equity in earnings of real estate entities is primarily due to the reduction in earnings of PSB. PSB's earnings for the quarter ended March 31, 2003 were negatively impacted due to asset impairment charges relating to the impending sale of real estate offset partially by a gain on sale of real estate assets. Our net pro rata share of such items in the quarter ended March 31, 2003 was a reduction in equity in earnings approximating $2,130,000. In addition, during the prior year's quarter ended March 31, 2002, PSB recognized a gain on the sale of real estate of which our pro rata share was approximately $2,241,000. As a result of these items, our equity in earnings for the first quarter of 2003 was negatively impacted a total of $4,371,000 as compared to the first quarter of 2002.

         Equity in earnings of PSB represents our pro rata share (an average of approximately 44% for the quarter ended March 31, 2003 and 2002) of the earnings of PSB. As of March 31, 2003, we owned 5,418,273 common shares and 7,305,355 operating partnership units (units which are convertible into common shares on a one-for-one basis) in PSB. At March 31, 2003, PSB owned and operated 14.5 million net rentable square feet of commercial space located in nine states. PSB also manages approximately 1,196,000 net rentable square feet of commercial space owned by the Company and affiliated entities at March 31, 2003 pursuant to property management agreements.

         Accordingly, our future equity income from PSB will be dependent entirely upon PSB's operating results. PSB's filings and selected financial information can be accessed through the Securities and Exchange Commission, and on its website, www.psbusinessparks.com.

         On January 16, 2002, we acquired the remaining 70% ownership interest in the Development Joint Venture for cash totaling approximately $153,078,000. As a result, we began consolidating the operating results of the Development Joint Venture and no further equity in earnings will be recorded with respect to this entity for periods after January 16, 2002. Our earnings with respect to this entity is included in the table above in the line-item "Disposed Investments."

         The "Other Investments" includes our equity in earnings with respect to our pro-rata share of earnings with respect to seven limited partnerships, for which we held an approximately consistent level of equity interest during each of the three months ended March 31, 2003 and 2002. These limited partnerships were formed by the Company during the 1980's. The Company is the general partner in each limited partnership, and manages each of these facilities for a management fee that is included in "interest and other income." The limited partners consist of numerous individual investors, including the Company, which throughout the 1990's acquired units of limited partnership interests in these limited partnerships in various transactions.

         Our future earnings with respect to the "Other investments" will be dependent upon the operating results of the 36 self-storage facilities (2,186,000 net rentable square feet) that these entities own. The operating characteristics of these facilities are similar to those of the Company's self-storage facilities, and are subject to the same operational issues as the Consistent Group of self-storage facilities as discussed above. See Note 6 to the consolidated financial statements for the operating results of these entities for the months ended March 31, 2003 and 2002.

Other Income and Expense Items
--------------------------------------------------------------------------------

         INTEREST AND OTHER INCOME: Interest in other income includes (i) the net operating results from our property management operations, (ii) merchandise sales and consumer truck rentals and (iii) interest income.

         Interest and other income has decreased from $1,708,000 in the three months ended March 31, 2002 to $1,699,000 for the three months ended March 31, 2003. This represents a decrease in interest on outstanding cash balances due to reductions in the interest rates on outstanding balances and a reduction in property management operations due to the consolidation of the Development Joint Venture as described in Note 3 to the financial statements, offset partially by improved operating results on our merchandise and truck rental operations.

         DEPRECIATION AND AMORTIZATION: Depreciation and amortization expense has increased $2,521,000 to $45,920,000 for the three months ended March 31, 2003 as compared to $43,399,000 for the same period in 2002. Included in depreciation expense with respect to our real estate facilities was $42,183,000 and $40,521,000 for the three months ended March 31, 2003 and 2002, respectively. The increase in such depreciation is principally the result of property acquisitions and newly developed facilities opened for operations. Included in depreciation and amortization expense for the three months ended March 31, 2003 and 2002 is $2,086,000 and $1,227,000, respectively, with respect to other assets, principally depreciation of equipment and containers associated with the containerized storage operations, which have increased as discussed in Containerized Storage Operations above. Included in depreciation and amortization expense for each of the three months ended March 31, 2003 and 2002 is $1,651,000 with respect to the amortization of property management contracts.

         GENERAL AND ADMINISTRATIVE: General and administrative expense for the three months ended March 31, 2003 increased 6.3% to $4,250,000 as compared to $4,000,000 for the same period in 2002. General and administrative expense principally consists of state income taxes, investor relation expenses, certain overhead associated with the acquisition and development of real estate facilities, corporate payroll, and overhead associated with the containerized storage business.

         Beginning January 1, 2002, we began to expense the fair value of stock options in accordance with Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("FAS 123"). As indicated by FAS 123, the estimated fair value of stock options issued after January 1, 2002 will be expensed over their vesting period. The total of such expense included in general and administrative expense was approximately $99,000 for the three months ended March 31, 2003 (none in the same period of 2002). Based upon stock options granted between January 1, 2002 and March 31, 2003, the total expected annual expense for 2003 is approximately $395,000. In addition, pro-forma disclosures of the impact of stock options issued prior to January 1, 2002 (which are not expensed per the transition provisions of FAS 123) are presented in Note 12 to the financial statements. The impact of stock option expense will continue to increase in the future to the extent that additional stock options are granted.

         INTEREST EXPENSE: Interest expense was $453,000 and $1,102,000 for the three months ended March 31, 2003 and 2002, respectively. Capitalized interest expense totaled $1,525,000 and $1,846,000 for the three months ended March 31, 2003 and 2002, respectively. The decrease in interest expense in 2003 compared to 2002 is principally the result of lower interest expense on notes payable due to scheduled principal repayments and a $295,000 reduction in interest on line of credit borrowings, offset by a reduction in capitalized interest from $1,846,000 in the three months ended March 31, 2002 to $1,525,000 for the three months ended March 31, 2003.

         MINORITY INTEREST IN INCOME: Minority interest in income represents the income allocable to equity interests in the Consolidated Entities, which are not owned by the Company. The following table summarizes minority interest in income for the three months ended March 31, 2003 and 2002 (amounts in thousands):

                                             Minority Interest in Income for the
                                                 Three Months Ended March 31,
                                             -----------------------------------
                Description                        2003               2002
-------------------------------------------- ------------------- ---------------
Preferred partnership interests............    $        6,726     $        6,726
Consolidated Development Joint Venture (a).               743                307
Convertible Partnership Units (b)..........                65                 89
Acquired minority interests (c) ...........                 -                901
Other minority interests (d)...............             3,134              3,319
                                             ------------------- ---------------
Total minority interests in income.........    $       10,668     $       11,342
                                             =================== ===============

(a) These amounts reflect income allocated to the minority interests in the Consolidated Development Joint Venture. Included in minority interest in income is $851,000 and $746,000 in depreciation expense for the three months ended March 31, 2003 and 2002, respectively.

(b) These amounts reflect the minority interests represented by the Convertible Partnership Units (see Note 9 to the consolidated financial statements). Included in minority interest is $97,000 and $85,000 in depreciation expense for the three months ended March 31, 2003 and 2002, respectively.

(c) These amounts reflect income allocated to minority interests that the Company acquired since December 31, 2001 and are no longer outstanding at March 31, 2003. Included in minority interests is $606,000 in depreciation expense for the three months ended March 31, 2002.

(d) These amounts reflect income allocated to minority interests that were outstanding consistently throughout the three months ended March 31, 2003 and 2002. Included in minority interest in income is $698,000 and $818,000 in depreciation expense for the three months ended March 31, 2003 and 2002, respectively.

         Minority interest in income - preferred partnership interests represents the income allocable to holders of our preferred partnership units. Throughout the periods ending March 31, 2003 and 2002, we had outstanding $240,000,000 of our 9.5% Series N Cumulative Redeemable Perpetual Preferred Units which were issued on March 17, 2000, and $45,000,000 of our 9.125% Series O Cumulative Redeemable Perpetual Preferred Units which were issued on March 29, 2000. For each of the three months ended March 31, 2003 and 2002, the holders of these preferred units were paid aggregate distributions of approximately $6,726,000 and received a corresponding allocation of minority interest in earnings. We estimate that during the year ended March 31, 2003 the preferred units will be allocated $26,904,000 in income. These preferred units are not redeemable during the first 5 years; thereafter, at our option, we can call the units for redemption at the issuance amount plus any unpaid distributions.

         The increase in minority interest in income with respect to the Consolidated Development Joint Venture is due to an increase in income with respect to the properties owned by this entity. Included in minority interest in income for the Consolidated Development Joint Venture is depreciation expense of $851,000 and $746,000 for the three months ended March 31, 2003 and 2002, respectively. We expect that minority interest in income with respect to the Consolidated Development Joint Venture will continue to increase as the properties owned by this entity, substantially all of which are newly developed facilities in the fill-up stage, continue to increase their occupancy to a stabilized occupancy level and increase the earnings of this entity.

         The acquired minority interests reflects interests in the consolidated entities that the Company acquired since January 1, 2002 and are therefore no longer outstanding. There will be no further income allocated to these interests.

         Other minority interests reflect income allocated to minority interests that have maintained a consistent level of interest throughout the three months ended March 31, 2003 and 2002, comprised of investments in the Consolidated Entities and the Convertible Partnership Units described in Note 9 to the Company's financial statements. The level of income allocated to these interests in the future is dependent upon the operating results of the storage facilities that these entities own, as well as any minority interests that the Company acquires in the future. On April 28, 2003, we acquired all of the remaining limited partnership interest not currently owned by the Company in PS Partners IV, Ltd., a partnership which is consolidated with the Company, for an aggregate of $23,351,000. Included in minority interest in income for the three months ended March 31, 2003 and 2002, with respect to these interests was approximately $359,000 and $393,000, respectively, including $143,000 and $174,000, respectively, in depreciation expense. Upon acquisition of these interests, no further income will be allocated to these interests.

         DISCONTINUED OPERATIONS: During the first quarter of 2003, we entered into a business plan to exit the Knoxville, Tennessee market, and listed our four self-storage facilities (the "Knoxville Facilities") in this market for sale. Accordingly, the operations of these four facilities for current and prior periods has been reclassified into the line-item "Discontinued Operations" on our income statement.

         During 2002, we adopted a business plan that included the closure of several non-strategic containerized storage facilities (the "Closed Facilities"), representing components of our containerized storage business. The related assets of the Closed Facilities (consisting primarily of storage containers) were deemed not recoverable from future operations, and as a result an asset impairment charge for the excess of these assets' net book value over their fair value was recorded in the latter half of 2002 totaling $6,187,000. In addition, lease termination costs, representing the expected remaining lease liability following closure of the facilities, were recorded in the amount of $2,447,000 during the latter half of 2002. Also, during 2002, we sold one of our commercial facilities to a third party.

         The following table summarizes the historical operations of the Knoxville Facilities, the Closed Facilities, and the sold commercial facility:

Discontinued Operations:                    Three months ended March 31,
-------------------------              ---------------------------------------
                                          2003          2002         Change
                                       -----------   -----------   -----------
                                               (Amounts in thousands)
Rental income (a):
  Knoxville Facilities............      $     388     $    382     $       6
  Closed Facilities...............          1,533        3,501        (1,968)
  Sold commercial facility........              -          115          (115)
                                       -----------   -----------   -----------
       Total rental income........          1,921        3,998        (2,077)
                                       -----------   -----------   -----------

Cost of operations (a):
  Knoxville Facilities............            170          156            14
  Closed Facilities...............          1,630        3,361        (1,731)
  Sold commercial facility........              -           22           (22)
                                       -----------   -----------   -----------
       Total cost of operations...          1,800        3,539        (1,739)
                                       -----------   -----------   -----------

Depreciation (a):
  Knoxville Facilities............            120          119             1
  Closed Facilities...............              -          450          (450)
  Sold commercial facility........              -           29           (29)
                                       -----------   -----------   -----------
       Total depreciation ........            120          598          (478)
                                       -----------   -----------   -----------
Net discontinued operations.......      $       1     $   (139)    $     140
                                       ===========   ===========   ===========

(a) These amounts represent the historical operations of the Knoxville Facilities, the Closed Containerized Operations and the sold commercial facility, and include amounts previously classified as rental income, cost of operations, and depreciation expense in the financial statements in prior periods.

         Many of the Closed Facilities are in the process of closing which may take up to several months to complete. We expect that these facilities will continue to generate operating losses until final closure.

         GAIN (LOSS) IN DISPOSITION OF REAL ESTATE: In the three months ended March 31, 2003, we sold two real estate facilities and a parcel of land for an aggregate of $7,713,000 in cash, and recorded a gain on disposition of real estate of $14,000.

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

                                                                   For the three months ended
                                                                              March 31,
                                                                  ---------------------------------
                                                                      2003                2002
                                                                  --------------     --------------

                                                                       (amounts in thousands)
Net cash provided by operating activities..................        $    146,915       $    152,149

Allocable to minority interest (Preferred Units)...........              (6,726)            (6,726)
Allocable to minority interest (common equity).............              (5,588)            (6,871)
                                                                  --------------     --------------
Cash from operations allocable to our shareholders.........             134,601            138,552

Capital improvements to maintain our facilities............              (2,333)            (3,968)
 Add back:  minority interest share of capital improvements
    to maintain facilities.................................                  57                179
                                                                  --------------     --------------

 Remaining operating cash flow available for distributions to
    our shareholders.......................................             132,325            134,763

Distributions paid:
  Preferred stock dividends................................             (37,022)           (35,840)
  Equity Stock, Series A dividends.........................              (5,375)            (5,375)
  Distributions to Common and Class B shareholders (a).....             (55,995)           (55,045)
                                                                  --------------     --------------

Cash available for principal payments on debt and reinvestment     $     33,933       $     38,503
                                                                  ==============     ==============

(a) The 7,000,000 shares of Class B common stock converted into 7,000,000 regular common shares on January 1, 2003.

         Our financial profile is characterized by a low level of debt to total capitalization and a conservative dividend payout ratio with respect to the common stock. We expect to fund our growth strategies with cash on hand at March 31, 2003, internally generated retained cash flows, and proceeds from issuing equity securities. In general, our current strategy is to continue to finance our growth with permanent capital; either common or preferred equity. We have in the past used our $200 million line of credit as temporary "bridge" financing, and repaid borrowings with internally generated cash flows and proceeds from the placement of permanent capital. At March 31, 2003, we had borrowings on our line of credit totaling $25,000,000. As of May 13, 2003, outstanding borrowings had been reduced to $5,000,000.

         Over the past three years, we have funded substantially all of our acquisitions with permanent capital (both common and preferred securities). We have elected to use preferred securities as a form of leverage despite the fact that the dividend rates of our preferred securities exceed the prevailing market interest rates on conventional debt. We have chosen this method of financing for the following reasons: (i) under the REIT structure, a significant amount of operating cash flow needs to be distributed to our shareholders, making it difficult to repay debt with operating cash flow alone, (ii) our perpetual preferred stock has no sinking fund requirement, or maturity date and does not require redemption, all of which eliminate any future refinancing risks, (iii) after the end of a non-call period, we have the option to redeem the preferred stock at any time, which in 2002 and 2001 enabled us to effectively refinance higher coupon preferred stock with new preferred stock at lower rates, (iv) preferred stock does not contain onerous covenants, thus allowing us to maintain significant financial flexibility, and (v) dividends on the preferred stock can be applied to our REIT distribution requirements.

         Our credit ratings on each of our series of Cumulative Preferred Stock by each of the three major credit agencies are "Baa2" by Moody's and BBB+ by both Standard & Poor's and Fitch IBCA.

         Our portfolio of real estate facilities remains substantially unencumbered. At March 31, 2003, we had mortgage debt outstanding of $19.7 million and unsecured long-term debt in the amount of $69.4 million, and had unencumbered real estate facilities with a book value of approximately $3.9 billion.

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

         During the three months ended March 31, 2003 and 2002, we paid cash dividends totaling $37,022,000 and $35,840,000, respectively, to the holders of our Senior Preferred Stock. We estimate the regular annual distribution requirements with respect to our Preferred Stock outstanding at March 31, 2003 to be approximately $142.8 million, which excludes $1.3 million for our Senior Preferred Stock, Series B, which we redeemed in March 2003.

         During each of the three months ended March 31, 2003 and 2002, we paid cash dividends totaling $6,726,000 to the holders of our preferred partnership units. The annual distribution requirement with respect to the preferred partnership units outstanding at March 31, 2003, is estimated at $26.9 million.

         During each of the three months ended March 31, 2003 and 2002, we paid cash dividends totaling $5,375,000, to the holders of our Equity Stock, Series
A. With respect to the depositary shares of Equity Stock, Series A, we have no obligation to pay distributions if no distributions are paid to the common shareholders. To the extent that we do pay common distributions in any year, the holders of the depositary shares receive annual distributions equal to the lesser of (i) five times the per share dividend on the common stock or (ii) $2.45. The depositary shares are noncumulative, and have no preference over our Common Stock either as to dividends or in liquidation. With respect to the Equity Stock, Series A outstanding at March 31, 2003, we estimate the total annual regular distribution to be approximately $21.5 million assuming that dividends of at least $0.49 per share per year are paid to the common shareholders.

         During the three months ended March 31, 2003, we paid dividends totaling $55,995,000 ($0.45 per common share) to the holders of our common stock. Based upon shares outstanding at March 31, 2003 and a quarterly distribution of $0.45 per share, which was declared by the Board of Directors on May 8, 2003 and payable on June 30, 2003, we estimate dividend payments with respect to our common stock of approximately $55.9 million for the second quarter of 2003.

         We anticipate that quarterly distributions per common share will remain at $0.45 per common share during 2003. We have, in the past, paid special distributions which were necessary to meet our distribution requirements in order to maintain our REIT tax status. It is unlikely that any special distribution will be required to enable the Company to meet its distribution requirements in 2003.

         CAPITAL IMPROVEMENT REQUIREMENTS: For 2003, we have budgeted approximately $30 million for capital improvements. During the three months ended March 31, 2003, we incurred capital improvements of approximately $2.3 million.

         DEBT SERVICE REQUIREMENTS: We do not believe we have any significant refinancing risks with respect to our notes payable, all of which are fixed rate. At March 31, 2003, we had total outstanding notes payable of approximately $89.1 million. See Note 8 to the consolidated financial statements for approximate principal maturities of such borrowings. We anticipate that our retained operating cash flow will continue to be sufficient to enable us to make schedule principal payments. It is our current intention to fully amortize our debt as opposed to refinance debt maturities with additional debt.

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

         On April 28, 2003 we acquired through a merger all of the remaining limited partnership interest not currently owned by the Company in PS Partners IV, Ltd., a partnership which is consolidated with the Company. The acquisition cost consisted of the issuance of approximately 427,000 shares of our common stock and cash of approximately $10 million.

         DEVELOPMENT OF SELF-STORAGE FACILITIES: We anticipate that the cost of development of self-storage facilities for the year ended December 31, 2003 and beyond will be approximately $75 million per year. We have utilized two development joint ventures in the past 5 years; we acquired our partner's interest in January 2002 for one of the development joint ventures, and the other joint venture is fully committed. However, we believe that it is unlikely that we will form a development joint venture to fund our current pipeline described below.

         We currently have a development "pipeline" of 40 self-storage facilities, combination facilities, and expansions to existing self-storage facilities with an aggregate estimated cost of approximately $169.2 million. Approximately $75.8 million of development cost has been incurred as of March 31, 2003. We have acquired the land for 39 of these projects, which have an aggregate estimated cost of approximately $165.0 million, and costs incurred as of March 31, 2003 of approximately $75.8 million. The remaining facility represents an identified site where we have an agreement in place to acquire the land, generally within one year. We anticipate that the development of these projects will be funded solely by the Company.

         The development and fill-up of these storage facilities is subject to significant contingencies such as obtaining appropriate governmental approvals. We estimate that the amount remaining to be spent of approximately $93.4 million will be incurred over the next 18 - 24 months. The following table sets forth certain information with respect to our development pipeline.

DEVELOPMENT PIPELINE SUMMARY
                                                                          Total
                                                 Number      Net        estimated     Costs incurred
                                                   of     rentable     development        through         Costs to
                                                projects   sq. ft.        costs           3/31/03         complete
                                                --------- --------    -------------   ---------------   ------------
                                                                            (Amounts in thousands)
   Facilities currently under construction:
    Self-storage facilities                        13          768      $  109,230       $   62,741       $   46,489
    Expansions to existing self-storage
     facilities                                     7          288          22,547            6,229           16,318
                                                --------- --------    -------------   ---------------   ------------
                                                   20        1,056         131,777           68,970           62,807
   Facilities  awaiting  construction,  where
     land is acquired:
    Self-storage facilities                         1           44           5,562            1,306            4,256
    Expansions of existing self-storage
     facilities                                    18          500          27,612            5,319           22,293
                                                --------- --------    -------------   ---------------   ------------
                                                   19          544          33,174            6,625           26,549
    Facility awaiting construction, where
     land has not yet been acquired                 1           41           4,276              186            4,090
                                                --------- --------    -------------   ---------------   ------------
         Total Development Pipeline                40        1,641      $  169,227       $   75,781       $   93,446
                                                ========= ========    =============   ===============   ============

         Included in "expansions of existing self-storage facilities" are 16 projects associated with the conversion of industrial space, previously used by the discontinued containerized facility operations, into self-storage space.

         In addition to the above projects, we have 9 parcels of land held for development with total costs of approximately $17,807,000 at March 31, 2003. These parcels will either be developed or sold.

         REPURCHASES OF THE COMPANY'S COMMON STOCK: The Company's Board of Directors authorized the repurchase from time to time of up to 25,000,000 shares of our common stock on the open market or in privately negotiated transactions. From the initial authorization through March 31, 2003, we have repurchased a total of 21,497,020 shares of common stock at an aggregate cost of approximately $535.9 million. There have been no substantial repurchases of our common stock since May 2002.

Item 2A.   Risk Factors

         In addition to the other information in our Form 10-Q and our Form 10-K for the year ended December 31, 2002, you should consider the following factors in evaluating the Company:

THE HUGHES FAMILY COULD CONTROL US.

         At March 31, 2003, the Hughes family owned approximately 37% of our outstanding shares of common stock. Consequently, the Hughes family could control matters submitted to a vote of our shareholders, including electing directors, amending our organizational documents, dissolving and approving other extraordinary transactions, such as a takeover attempt, even though such actions may be favorable to the other common shareholders.

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

WE AND OUR SHAREHOLDERS ARE SUBJECT TO FINANCING RISKS.

         Debt increases the risk of loss. In making real estate investments, we may borrow money, which increases the risk of loss. At March 31, 2003, our debt of $114.1 million was approximately 2.4% of our total assets.

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

         o    potential terrorist attacks;

         o changes in supply of or demand for similar or competing facilities in an area;

         o    the impact of environmental protection laws;

         o changes in interest rates and availability of permanent mortgage funds which may render the sale or financing of a property difficult or unattractive; and

         o    changes in tax, real estate and zoning laws.

         There is significant competition among self-storage facilities and from other storage alternatives. Most of our properties are self-storage facilities, which generated 91% of our revenue for the three months ended March 31, 2003. Local market conditions will play a significant part in how competition will affect us. Competition in the market areas in which many of our properties are located from other self-storage facilities and other storage alternatives is significant and has affected the occupancy levels, rental rates and operating expenses of some of our properties. Any increase in availability of funds for investment in real estate may accelerate competition. Further development of self-storage facilities may intensify competition among operators of self-storage facilities in the market areas in which we operate. As discussed in Management's Discussion and Analysis of Financial Condition and Results of Operations - Self-Storage Operations, the revenues of the Consistent Group of facilities declined 2.6% in the three months ended March 31, 2003 as compared to 2002. Such competition could have been a factor in this decline.

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

         Delays in development and fill-up of our properties would reduce our profitability: During 2002 and 2003, the Company opened a total of five newly developed self-storage facilities at a total cost of approximately $33,744,000, and at March 31, 2003 the Company had 40 projects in development that are expected to begin construction generally by September 30, 2003. These 40 projects have total estimated costs of $169,227,000. Construction delays due to weather, unforeseen site conditions, personnel problems, and other factors, as well as cost overruns, would adversely affect the Company's profitability. Delays in the rent-up of newly developed facilities as a result of competition or other factors would also adversely impact the Company's profitability.

         Property taxes can increase and cause a decline in yields on investments. Each of our properties is subject to real property taxes. These real property taxes may increase in the future as property tax rates change and as our properties are assessed or reassessed by tax authorities. Such increases could adversely impact the Company's profitability.

         We must comply with the Americans with Disabilities Act and fire and safety regulations, which can require significant expenditures: All our properties must comply with the Americans with Disabilities Act and with related regulations (the "ADA"). The ADA has separate compliance requirements for "public accomodations" and "commercial facilities," but generally requires that buildings be made accessible to persons with disabilities. Various state laws impose similar requirements. A failure to comply with the ADA or similar state laws could result in government imposed fines on us and the award of damages to individuals affected by the failure. In addition, we must operate our properties in compliance with numerous local fire and safety regulations, building codes, and other land use regulations. Compliance with these requirements can require us to spend substantial amounts of money, which would reduce cash otherwise available for distribution to shareholders. Failure to comply with these requirements could also affect the marketability of our real estate facilities.

WE HAVE NO INTEREST IN CANADIAN SELF-STORAGE FACILITIES OWNED BY THE HUGHES FAMILY AND HAVE POTENTIAL CONFLICTS OF INTEREST WITH RESPECT TO SERVICES PROVIDED TO THE HUGHES FAMILY

         B. Wayne Hughes, Chairman of the Board, and his family (the "Hughes Family") have ownership interests in, and operate, approximately 38 self-storage facilities in Canada under the name "Public Storage." We currently do not own any interests in these facilities nor do we own any facilities in Canada. The Hughes Family owns approximately 37% of our common stock outstanding at March 31, 2003. We have a right of first refusal to acquire the stock or assets of the corporation engaged in the operation of the 38 self-storage facilities in Canada if the Hughes family or the corporation agrees to sell them. However, we have no interest in the operations of this corporation, have no right to acquire this stock or assets unless the Hughes family decides to sell, and receive no benefit from the profits and increases in value of the Canadian self-storage facilities.

         Our personnel are engaged in the supervision and the operation of these 38 self-storage facilities and in providing certain administrative services for the Canadian owners, and certain other services, primarily tax services, with respect to certain other Hughes Family interests. The Hughes Family and the Canadian owners reimburse us at cost for these services. There may be conflicts of interest in allocating the time of our personnel between our properties, the Canadian properties, and certain other Hughes Family interests. The Company is in the process of eliminating the sharing of Company personnel with the Canadian entities.

OUR PORTABLE SELF-STORAGE BUSINESS HAS INCURRED OPERATING LOSSES.

         Public Storage Pickup & Delivery ("PSPUD") was organized in 1996 to operate a portable self-storage business. We own all of the economic interest of PSPUD. Since PSPUD will operate profitably only if it can succeed in the relatively new field of portable self-storage, we cannot provide any assurance as to its profitability. PSPUD incurred operating losses of $10,058,000 in 2002 and generated a profit of $986,000 for the three months ended March 31, 2003. PSPUD closed 22 facilities that were deemed not strategic to the Company's business plan during 2002.

         The operating loss for 2002 includes a write-down for impaired assets totaling $6,937,000 ($750,000 of which relates to continuing operations) and lease termination charges of $2,447,000.

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

ITEM 3.  QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

         To limit our exposure to market risk, we principally finance our operations and growth with permanent equity capital, consisting of either common or preferred stock. At March 31, 2003, our debt as a percentage of total shareholders' equity (based on book values) was 2.8%.

         Our preferred stock is not redeemable by the holders. Except under certain conditions relating to our qualification as a REIT, we may not redeem the Senior Preferred Stock prior to the following dates: Series C - June 30, 1999, Series D - March 31, 2004, Series E - January 31, 2005, Series F - April 30, 2005, Series K - January 19, 2004, Series L - March 10, 2004, Series M - August 17, 2004, Series Q - January 19, 2006, Series R - September 28, 2006, Series S - October 31, 2006, Series T - January 18, 2007, Series U - February 19, 2007 and Series V - March 31, 2007. On or after the respective dates, each of the series of Senior Preferred Stock will be redeemable (The Series C is presently redeemable) at our option, in whole or in part, at $25 per share (or depositary share in the case of the Series K through Series V), plus accrued and unpaid dividends.

         Our market risk sensitive instruments include notes payable, which totaled $114.1 million at March 31, 2003. Substantially all of the Company's notes payable bear interest at fixed rates. See Note 8 to the consolidated financial statements at March 31, 2003 for approximate principal maturities of the notes payable at March 31, 2003.

ITEM 4.  CONTROLS AND PROCEDURES

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

PART II.   OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         Serrao v. Public Storage, Inc. (Filed April 2003)
         -------------------------------------------------
         (Superior Court - Orange County)
         --------------------------------

         The plaintiff in this case filed a suit against the Company on behalf of a putative class of renters who rented self-storage units from the Company. Plaintiff alleges that the Company misrepresents the size of its storage units, has brought claims under California statutory and common law relating to consumer protection, fraud, unfair competition, and negligent misrepresentation, and is seeking monetary damages, restitution, and declaratory and injunctive relief.

         The claim in this case is substantially similar to those in Henriquez
     v. Public Storage, Inc., which was disclosed in prior reports. In January 2003, the plaintiff caused the Henriquez action to be dismissed. Based upon the uncertainty inherent in any putative class action, the Company cannot presently determine the potential damages, if any, or the ultimate outcome of this litigation. The Company is vigorously contesting the claims upon which this lawsuit is based.

         PS Insurance Company, Ltd.
         --------------------------

         In November 2002, a shareholder of the Company made a demand on the Board of Directors that challenged the fairness of the Company's acquisition of PS Insurance Company, Ltd. ("PSIC") and demanded that the Board recover the profits earned by PSIC from November 1995 through December 2001 and that the entire purchase price paid by the Company for PSIC in excess of PSIC's net assets be returned to the Company. The shareholder estimates these profits at $40 million and this excess at $27.5 million.

         The contract to acquire PSIC was approved by the independent directors of the Company in March 2001 and the transaction closed in December 2001. PSIC was formerly owned by B. Wayne Hughes, currently the Chairman of the Board (and in 2001 also the Chief Executive Officer) of the Company, B. Wayne Hughes, Jr., currently a director (and in 2001 also an officer) of the Company and Tamara Hughes Gustavson, who in 2001 was an officer of the Company. The shareholder has threatened litigation against the Hughes family and the directors of the Company arising out of this transaction and an alleged pattern of deceptive disclosures with respect to PSIC since 1995. In December 2002, the Board held a special meeting to authorize an inquiry by its independent directors to review the fairness to the Company's shareholders of its acquisition of PSIC and the ability of the Company to have started its own tenant reinsurance business in 1995. The Company believes that, prior to the effectiveness in 2001 of the federal REIT Modernization Act and corresponding California legislation that authorized the creation and ownership of "taxable REIT subsidiaries," the ownership by the Company of a reinsurance business relating to its tenants would have jeopardized the Company's status as a REIT and that other REITs faced similar concerns about tenant insurance programs. The inquiry relating to the shareholder's demand is currently ongoing.

         The Company cannot presently determine the potential damages, if any, or the ultimate outcome of this matter.

     The Company is also a party to the actions described under "Item 3. Legal Proceedings" in the Company's 2002 annual report on Form 10-K. Except as described above, there have been no material developments in the actions described in the Company's 2002 annual report on Form 10-K.

     The Company is a party to various claims, complaints, and other legal actions that have arisen in the normal course of business from time to time. The Company believes that the outcome of these other pending legal proceedings, in the aggregate, will not have a material adverse effect upon the operations or financial portion of the Company.

ITEM 5.  OTHER ITEMS

     On May 8, 2003, the board of directors of the Company amended the Company's Bylaws (i) to decrease the authorized number of directors from 11 to 10 and (ii) to eliminate a provision requiring that a majority of the directors not be affiliated with the "Advisor." This provision is no longer applicable because the Advisor was merged through one or more intermediaries into the Company in 1995.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

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

3.47     Amendment to Bylaws adopted on May 8, 2003. Filed herewith.

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

99.1 Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith.

99.2 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

99.3 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

99.4 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

---------------

         *        Compensatory benefit plan.

         **       Management contract.

(b) Reports on Form 8-K

         The Company filed a Current Report on from 8-K dated May 8, 2003 (filed May 9, 2003), pursuant to Item 7, furnishing its press release announcing its results for the quarter ended March 31, 2003.

                                   SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 DATED:     May 15, 2003

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