Form 10-Q
period 2003-06-30
PUBLIC STORAGE INC /CA
filed 2003-08-14
CIK 318380

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2003
                               -------------

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

                                 [X] Yes [ ] No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of July 30, 2003:

Common Stock, $.10 Par Value -  125,979,570 shares
--------------------------------------------------

Depositary Shares Each Representing 1/1,000 of a Share of Equity Stock, Series
------------------------------------------------------------------------------
A, $.01 Par Value - 8,776,102 depositary shares (representing 8,776.102 shares
------------------------------------------------------------------------------
of Equity Stock, Series A)
--------------------------

Equity Stock, Series AA, $.01 Par Value - 225,000 shares
--------------------------------------------------------

Equity Stock, Series AAA, $.01 Par Value - 4,289,544 shares
-----------------------------------------------------------

                              PUBLIC STORAGE, INC.

                                      INDEX


                                                                           Pages
                                                                           -----

PART I.    FINANCIAL INFORMATION
           ---------------------

Item 1.    Financial Statements

           Condensed Consolidated Balance Sheets at
              June 30, 2003 and December 31, 2002                             1

           Condensed Consolidated Statements of Income for the
              Three and Six Months Ended June 30, 2003 and 2002               2

           Condensed Consolidated Statement of Shareholders' Equity
              for the Six Months Ended June 30, 2003                          3

           Condensed Consolidated Statements of Cash Flows
              for the Six Months Ended June 30, 2003 and 2002               4-5

           Notes to Condensed Consolidated Financial Statements            6-36

Item 2.    Management's Discussion and Analysis of
              Financial Condition and Results of Operations               37-62

Item 2A.   Risk Factors                                                   62-66

Item 3.    Quantitative and Qualitative Disclosures about Market Risk     66-67

Item 4.    Controls and Procedures                                           67

PART II.   OTHER INFORMATION (Items 2 and 3 are not applicable)
           -----------------

Item 1.    Legal Proceedings                                              68-69

Item 4.    Submission of Matters to a Vote of Security Holders               69

Item 5.    Other Items                                                       69

Item 6.    Exhibits and Reports on Form 8-K                               69-76

                              PUBLIC STORAGE, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    (Amounts in thousands, except share data)


                                                                                          June 30,           December 31,
                                                                                            2003                 2002
                                                                                       ----------------    ----------------
                                                                                         (Unaudited)
                                       ASSETS
                                       ------

Cash and cash equivalents....................................................           $      41,363        $     103,124
Real estate facilities, at cost:
   Land......................................................................               1,312,504            1,304,881
   Buildings.................................................................               3,718,502            3,683,645
                                                                                       ----------------    ----------------
                                                                                            5,031,006            4,988,526
   Accumulated depreciation..................................................              (1,066,390)            (987,546)
                                                                                       ----------------    ----------------
                                                                                            3,964,616            4,000,980
   Construction in process...................................................                  90,335               87,516
   Land held for development.................................................                  14,036               17,807
   Real estate facilities held for sale, net of
      accumulated depreciation (Note 4)......................................                  14,671                    -
                                                                                       ----------------    ----------------
                                                                                            4,083,658            4,106,303

Investment in real estate entities...........................................                 334,323              329,679
Goodwill.....................................................................                  78,204               78,204
Intangible assets, net.......................................................                 114,591              117,893
Notes receivable, including amounts due from related parties.................                     923               24,324
Other assets.................................................................                  87,023               84,135
                                                                                       ----------------    ----------------
              Total assets...................................................           $   4,740,085        $   4,843,662
                                                                                       ================    ================

                       LIABILITIES AND SHAREHOLDERS' EQUITY
                       ------------------------------------

Line of credit borrowings....................................................           $      24,000        $           -
Notes payable................................................................                  82,940              115,867
Accrued and other liabilities................................................                 137,386              129,327
                                                                                       ----------------    ----------------
         Total liabilities...................................................                 244,326              245,194
Minority interest:
   Preferred partnership interests...........................................                 285,000              285,000
   Other partnership interests...............................................                 145,254              154,499
Commitments and contingencies
Shareholders' equity:
   Cumulative Preferred Stock, $0.01 par value, 50,000,000 shares authorized,
     5,758,486 shares issued (in series) and outstanding, (9,258,486 at
     December 31, 2002) at liquidation preference............................               1,729,525            1,817,025
   Common Stock, $0.10 par value, 200,000,000 shares authorized, 125,114,813
     shares issued and outstanding (116,991,455 at December 31, 2002)........                  12,511               11,699
   Equity Stock, Series A, $0.01 par value, 200,000,000 shares authorized,
     8,776.102 shares issued and outstanding.................................                       -                    -
   Class B Common Stock, $0.10 par value, no shares are issued and outstanding
     (7,000,000 at December 31, 2002)........................................                       -                  700
   Paid-in capital...........................................................               2,399,791            2,371,194
   Cumulative net income.....................................................               2,190,943            2,030,007
   Cumulative distributions paid.............................................              (2,267,265)          (2,071,656)
                                                                                       ----------------    ----------------
         Total shareholders' equity..........................................               4,065,505            4,158,969
                                                                                       ----------------    ----------------
              Total liabilities and shareholders' equity.....................           $   4,740,085        $   4,843,662
                                                                                       ================    ================

                            See accompanying notes.
                                       1

                              PUBLIC STORAGE, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
           (Amounts in thousands, except net income per share amounts)

                                   (Unaudited)

                                                                   For the Three Months Ended          For the Six Months Ended
                                                                            June 30,                           June 30,
                                                                 --------------------------------   --------------------------------
                                                                     2003              2002             2003              2002
                                                                 ---------------  ---------------   ---------------  ---------------
Revenues:
     Rental income:
         Self-storage facilities..............................    $     197,075    $     188,307     $     386,646    $     376,832
         Commercial properties................................            2,943            3,067             5,789            6,023
         Containerized storage facilities.....................           10,402            8,661            19,638           16,567
     Tenant reinsurance premiums..............................            5,581            5,156            10,796            9,731
     Interest and other income................................            2,879            2,759             4,578            4,467
                                                                 ---------------  ---------------   ---------------  ---------------
                                                                        218,880          207,950           427,447          413,620
                                                                 ---------------  ---------------   ---------------  ---------------
Expenses:
     Cost of operations:
         Self-storage facilities..............................           70,437           59,778           135,752          118,217
         Commercial properties................................            1,045            1,106             2,238            2,198
         Containerized storage facilities.....................            6,861            6,152            12,997           11,807
         Tenant reinsurance...................................            3,015            2,523             5,714            4,816
     Depreciation and amortization............................           46,314           45,463            92,194           88,837
     General and administrative...............................            4,429            4,305             8,679            8,305
     Interest expense.........................................              372            1,213               825            2,315
                                                                 ---------------  ---------------   ---------------  ---------------
                                                                        132,473          120,540           258,399          236,495
                                                                 ---------------  ---------------   ---------------  ---------------
Income before equity in earnings of real estate entities,
   minority interest in income, discontinued operations and gain
   (loss) on disposition of real estate investments...........           86,407           87,410           169,048          177,125
Equity in earnings of real estate entities (Note 6)...........            8,999            7,000            13,686           16,256
Minority interest in income:
     Preferred partnership interests..........................           (6,727)          (6,727)          (13,453)         (13,453)
     Other partnership interests..............................           (4,043)          (3,886)           (7,985)          (8,502)
                                                                 ---------------  ---------------   ---------------  ---------------
Income before discontinued operations and gain (loss) on
   disposition of real estate investments.....................           84,636           83,797           161,296          171,426
Discontinued operations (Note 4)..............................           (1,085)          (1,240)           (1,120)          (1,414)
Gain (loss) on disposition of real estate investments.........              746           (1,839)              760           (1,839)
                                                                 ---------------  ---------------   ---------------  ---------------
Net income....................................................    $      84,297    $      80,718     $     160,936    $     168,173
                                                                 ===============  ===============   ===============  ===============
Net income allocation:
----------------------
     Allocable to preferred shareholders......................    $      35,699    $      37,936     $      72,721    $      73,776
     Allocable to Equity Stock, Series A......................            5,376            5,376            10,751           10,751
     Allocable to common shareholders.........................           43,222           37,406            77,464           83,646
                                                                 ---------------  ---------------   ---------------  ---------------
                                                                  $      84,297    $      80,718     $     160,936    $     168,173
                                                                 ===============  ===============   ===============  ===============

Per common share:
-----------------
     Net income per share - Basic (Note 14)...................    $        0.35    $        0.30     $        0.62    $        0.68
                                                                 ===============  ===============   ===============  ===============
     Net income per share - Diluted  (Note 14)................    $        0.34    $        0.30     $        0.62    $        0.67
                                                                 ===============  ===============   ===============  ===============
     Net income per depositary share of Equity Stock, Series A -
       Basic and Diluted......................................    $        0.61    $        0.61     $        1.23    $        1.23
                                                                 ===============  ===============   ===============  ===============
     Weighted average common shares - Basic...................          124,599          122,821           124,340          122,386
                                                                 ===============  ===============   ===============  ===============
     Weighted average common shares - Diluted.................          125,854          124,824           125,536          124,417
                                                                 ===============  ===============   ===============  ===============
     Weighted average depositary shares of Equity Stock, Series A
       - Basic and Diluted....................................            8,776            8,776             8,776            8,776
                                                                 ===============  ===============   ===============  ===============

                            See accompanying notes.
                                       2

                              PUBLIC STORAGE, INC.
            CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                    (Amounts in thousands, except share data)

                                   (Unaudited)


                                                                 Cumulative                       Class B Common
                                                              Preferred Stock    Common Stock         Stock        Paid-in Capital
                                                              ----------------   ---------------- ---------------- ----------------
Balances at December 31, 2002.............................      $  1,817,025      $     11,699     $        700      $  2,371,194

Redemption of cumulative preferred stock, including
       redemption costs:
   Series B (2,300,000 shares)............................           (57,500)                -                -               (17)
   Series C (1,200,000 shares)............................           (30,000)                -                -               (18)

Issuance of common stock:
   Exercise of Employee Stock Options (871,499 shares)....                 -                87                -            21,148
   Conversion of Class B shares into Common Stock
     (7,000,000 shares)...................................                 -               700             (700)                -
   To acquire minority interests (426,859 shares).........                 -                43                -            13,467

Repurchase of common stock (175,000 shares)...............                 -               (18)               -            (5,983)

Net income................................................                 -                 -                -                 -

Cash distributions:
   Cumulative preferred stock (Note 10)...................                 -                 -                -                 -
   Equity Stock, Series A ($1.23 per share)...............                 -                 -                -                 -
   Common Stock ($0.90 per share).........................                 -                 -                -                 -
                                                              ----------------   ---------------- ---------------- ----------------
Balances at June 30, 2003.................................      $  1,729,525      $     12,511     $          -      $  2,399,791
                                                              ================   ================ ================ ================

                                                                                                      Total
                                                              Cumulative Net      Cumulative      Shareholders'
                                                                  Income        Distributions        Equity
                                                              ----------------  ----------------  ----------------
Balances at December 31, 2002.............................     $  2,030,007      $ (2,071,656)     $  4,158,969

Redemption of cumulative preferred stock, including
       redemption costs:
   Series B (2,300,000 shares)............................                -                 -           (57,517)
   Series C (1,200,000 shares)............................                -                 -           (30,018)

Issuance of common stock:
   Exercise of Employee Stock Options (871,499 shares)....                -                 -            21,235
   Conversion of Class B shares into Common Stock
     (7,000,000 shares)...................................                -                 -                 -
   To acquire minority interests (426,859 shares).........                -                 -            13,510

Repurchase of common stock (175,000 shares)...............                -                 -            (6,001)

Net income................................................          160,936                 -           160,936

Cash distributions:
   Cumulative preferred stock (Note 10)...................                -           (72,721)          (72,721)
   Equity Stock, Series A ($1.23 per share)...............                -           (10,751)          (10,751)
   Common Stock ($0.90 per share).........................                -          (112,137)         (112,137)
                                                              ----------------  ----------------  ----------------
Balances at June 30, 2003.................................     $  2,190,943      $ (2,267,265)     $  4,065,505
                                                              ================  ================  ================

                            See accompanying notes.
                                       3

                              PUBLIC STORAGE, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Amounts in thousands)

                                   (Unaudited)

                                                                                        For the Six Months Ended
                                                                                                June 30,
                                                                                  -------------------------------------
                                                                                       2003                 2002
                                                                                  ----------------     ----------------
Cash flows from operating activities:
  Net income..............................................................         $      160,936       $      168,173
   Adjustments to reconcile net income to net cash provided by operating activities:
     (Gain) loss on asset sales included in equity in earnings of real estate
       investments (Note 6)...............................................                   (453)              (2,241)
     (Gain) loss on sale of real estate investments.......................                   (760)               1,839
     Depreciation and amortization........................................                 92,194               88,837
     Depreciation included in equity in earnings of real estate entities..                 13,138               12,896
     Minority interest in income..........................................                 21,438               21,955
     Depreciation associated with discontinued operations (Note 4)......                      282                1,212
     Impairment charge included in discontinued operations (Note 4) ......                    750                    -
     Other................................................................                  6,354                2,696
                                                                                  ----------------     ----------------
              Total adjustments...........................................                132,943              127,194
                                                                                  ----------------     ----------------
                  Net cash provided by operating activities...............                293,879              295,367
                                                                                  ----------------     ----------------

Cash flows from investing activities:
     Principal payments received on mortgage notes receivable.............                 23,401               35,193
     Capital improvements to real estate facilities.......................                 (9,814)             (12,526)
     Construction in process and acquisition of land held for development.                (47,591)             (49,112)
     Acquisition of minority interests....................................                 (9,867)             (13,055)
     Proceeds from the disposition of land and real estate facilities.....                 11,860                5,322
     Proceeds from the disposition of investments in real estate entities.                    851                    -
     Investment in real estate entities...................................                (17,864)             (14,914)
     Business combinations (Note 3).......................................                      -             (152,327)
     Acquisition of real estate facilities................................                      -               (7,936)
     Other investments....................................................                 (5,786)              (1,054)
                                                                                  ----------------     ----------------
                  Net cash used in investing activities...................                (54,810)            (210,409)
                                                                                  ----------------     ----------------

Cash flows from financing activities:
     Borrowings (paydowns) on revolving line of credit....................                 24,000              (25,000)
     Principal payments on notes payable..................................                (32,927)             (21,153)
     Net proceeds from the issuance of common stock.......................                 21,235               15,418
     Net proceeds from the issuance of preferred stock....................                      -              290,150
     Repurchase of common stock...........................................                 (6,001)                (381)
     Redemption of preferred stock........................................                (87,535)                   -
     Distributions paid to shareholders...................................               (195,609)            (194,650)
     Distributions paid to holders of preferred partnership units.........                (13,453)             (13,453)
     Distributions paid to minority interests.............................                (11,218)             (13,040)
     Investment (divestment) of minority interests........................                    678                  (32)
                                                                                  ----------------     ----------------
                  Net cash (used in) provided by financing activities.....               (300,830)              37,859
                                                                                  ----------------     ----------------

Net (decrease) increase in cash and cash equivalents......................                (61,761)             122,817
Cash and cash equivalents at the beginning of the period..................                103,124               49,347
                                                                                  ----------------     ----------------
Cash and cash equivalents at the end of the period........................         $       41,363       $      172,164
                                                                                  ================     ================

                            See accompanying notes.
                                       4

                              PUBLIC STORAGE, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Amounts in thousands)

                                   (Continued)

                                   (Unaudited)

                                                                                        For the Six Months Ended
                                                                                                June 30,
                                                                                  -------------------------------------
                                                                                       2003                 2002
                                                                                  ----------------     ----------------

Supplemental schedule of non-cash investing and financing activities:

   Acquisition of minority interest for consideration including common stock:
     Real estate facilities.............................................           $      (16,687)      $    (20,640)
     Minority Interest..................................................                   (6,690)           (12,469)
   Issuance of common stock to acquire minority interest................                   13,510             20,054

    Business combinations (Note 3):
     Real estate facilities...............................................                      -            (330,426)
     Other assets.........................................................                      -              (2,175)
     Accrued and other liabilities........................................                      -               5,232
     Minority interest....................................................                      -              14,806
     Reduction in investment in real estate entities......................                      -             160,236

   Disposition of minority interests in exchange for other assets at a loss of
     $1,839 (Note 9):
        Other assets......................................................                      -             (1,450)
        Minority interest.................................................                      -              3,289

   Note received in exchange for sale of real estate......................                      -               (210)
   Real estate sold in exchange for note..................................                      -                210

                            See accompanying notes.
                                       5

                              PUBLIC STORAGE, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2003

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

              We invest in real estate facilities by acquiring wholly owned facilities or by acquiring interests in real estate entities which own facilities. At June 30, 2003, we had direct and indirect equity interests in 1,407 storage facilities located in 37 states and operating under the "Public Storage" name. We also have direct and indirect equity interests in approximately 16.5 million net rentable square feet of commercial space located in 12 states.

2.       Summary of Significant Account Policies

     Basis of Presentation
     ---------------------

              The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation have been included. Operating results for the three months ended June 30, 2003 are not necessarily indicative of the results that may be expected for the year ended December 31, 2003. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2002.

              The consolidated financial statements include the accounts of the Company and 33 controlled entities (the "Consolidated Entities"). Collectively, the Company and the Consolidated Entities own a total of 1,380 real estate facilities, consisting of 1,371 self-storage facilities, six containerized storage facilities and three commercial properties. All intercompany transactions between the Company and any of the Consolidated Entities are eliminated in consolidation.

              At June 30, 2003, we had equity investments in seven limited partnerships in which we do not have a controlling interest. These limited partnerships collectively own 36 self-storage facilities, which are managed by the Company. In addition, at June 30, 2003, we own approximately 44% of the common equity of PS Business Parks, Inc. ("PSB"), which owns and operates approximately 14.9 million net rentable square feet of commercial space at June 30, 2003. We do not control these entities. Accordingly, our investment in these limited partnerships and PSB (these entities are referred to collectively as the "Unconsolidated Entities") are accounted for using the equity method.

              Certain amounts previously reported have been reclassified to conform to the June 30, 2003 presentation, including Discontinued Operations (See note 4).

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

              Any long-lived assets which we expect to sell or otherwise dispose of prior to their previously estimated useful life are stated at what we estimate to be the lower of their estimated net realizable value or their carrying value. Our evaluations identified one such impairment in our discontinued operations at June 30, 2003, for which we recorded a $750,000 impairment charge in the quarter ended June 30, 2003 (see Note 4).

     Accounting for Employee Stock Options
     -------------------------------------

              We utilize the Fair Value Method (described below) of accounting for our employee stock options issued after December 31, 2001, and utilize the APB 25 Method (described below) for employee stock options issued prior to January 1, 2002. For the three and six months ended June 30, 2003, a total of $100,000 and $199,000, respectively, in compensation expense ($58,000 for the three and six months ended June 30, 2002) with respect to stock options was included in general and administrative expense. See Note 12 for a full discussion of our accounting policies with respect to employee stock options.

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

              Included in other assets with respect to the containerized storage business is furniture, fixtures, and equipment (net of accumulated depreciation) of $16,467,000 and $20,275,000 at June 30, 2003 and December 31, 2002, respectively.

              Included in depreciation and amortization expense for the three ended June 30, 2003 and 2002 is $2,397,000 and $1,241,000, respectively, and $4,563,000 and $2,449,000, for the six months ended June 30, 2003 and 2002, respectively, related to depreciation of other assets. Included in discontinued operations - containerized storage is depreciation expense of $373,000 and $778,000 for the three and six months ended June 30, 2002, ($40,000 for the six months ended June 30, 2003, none for the three months ended June 30, 2003) related to depreciation of furniture, fixtures, and equipment of the discontinued operations of the containerized storage business.

              We reevaluated the historical results with respect to wear and functional obsolescence of the containers and other assets used in the containerized storage business. Based upon the results of this review, we decreased the estimated useful lives with respect to these assets effective January 1, 2003. As a result of this change, depreciation with respect to the continuing containerized storage assets increased $450,000 and $833,000 for the three and six months ended June 30, 2003 as compared to the same periods in 2002.

              Other assets at June 30, 2003 also include $15,619,000 ($13,801,000 at December 31, 2002) in held to maturity debt securities owned by STOR-Re Mutual Insurance Company, Inc. ("STOR-Re") (see Note 3) stated at amortized cost.

     Accrued and Other Liabilities
     -----------------------------

              Accrued and other liabilities consist primarily of trade payables, real and personal property tax accruals, accrued interest, and losses and loss adjustment liabilities, as discussed below.

              STOR-Re provides limited property and liability insurance coverage to the Company and affiliates of the Company. This entity accrues liabilities for losses and loss adjustment expense, which at June 30, 2003 totaled $23,591,000 ($22,911,000 at December 31, 2002). PS Insurance
     Company, Ltd. reinsures policies against claims for losses to goods stored by tenants in our self-storage facilities. This entity accrues liabilities for losses and loss adjustment expense, which at June 30, 2003 totaled $2,285,000 ($2,135,000 at December 31, 2002).

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

              Goodwill is net of accumulated amortization of $16,515,000 at June 30, 2003 and December 31, 2002. At June 30, 2003, property management contracts are net of accumulated amortization of $50,409,000 ($47,107,000 at December 31, 2002). Included in depreciation and amortization expense for each of the three and six months ended June 30, 2003 and 2002 is $1,651,000 and $3,302,000, respectively, with respect to the amortization of property management contracts.

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

     Net Income per Common Share
     ---------------------------

              Dividends paid to our preferred shareholders totaling $35,699,000 and $37,936,000 for the three months ended June 30, 2003 and 2002, respectively, have been deducted from net income to arrive at net income allocable to our common shareholders. Dividends paid to our preferred shareholders totaling $72,721,000 and $73,776,000 for the six months ended June 30, 2003 and 2002, respectively, have been deducted from net income to arrive at net income allocable to our common shareholders. See Note 14 below regarding clarification of Emerging Issues Task Force Topic D-42.

              Net income allocated to our common shareholders has been further allocated among our two classes of common stock; our regular common stock and our Equity Stock, Series A. The allocation among each class was based upon the two-class method. Under the two-class method, earnings per share for each class of common stock is determined according to dividends declared (or accumulated) and participation rights in undistributed earnings. Under the two-class method, the Equity Stock, Series A was allocated net income of approximately $5,376,000 for each of the three months ended June 30, 2003 and 2002 and $10,751,000 for each of the six months ended June 30, 2003 and 2002. The remaining $43,222,000 and $37,406,000 for the three months ended June 30, 2003 and 2002, respectively, was allocated to the regular common shares. For the six months ended June 30, 2003 and 2002, $77,464,000 and $83,646,000, respectively, was allocated to the regular common shares.

              Basic net income per share is computed using the weighted average common shares (prior to the dilutive impact of stock options outstanding). Diluted net income per common share is computed using the weighted average common shares outstanding (adjusted for stock options). Weighted average common shares excludes shares owned by the Consolidated Entities for the three and six months ended June 30, 2003 and 2002, as these shares of common stock are eliminated in consolidation (Note 10).

              Distributions per share of Class B common stock are equal to 97% of the per share distribution paid to the Company's regular common shareholders. As a result of this participation in distribution of earnings, for purposes of computing net income per common share, the Company includes 6,790,000 (7,000,000 x 97%) Class B common shares in the weighted average common equivalent shares for the three months ended March 31, 2002.

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

3.       Business Combinations

     Development Joint Venture
     -------------------------

              On January 16, 2002, we acquired the remaining 70% interest we did not own in a partnership (the "Development Joint Venture"). The aggregate cost of this business combination was $268,209,000, consisting of our pre-existing investment in the Development Joint Venture of $115,131,000 and cash of $153,078,000. This acquisition was completed in order to expand the Company's real estate investments. The Development Joint Venture was formed in April 1997 and was funded with equity capital consisting of 30% from the Company and 70% from an institutional investor and owns 47 self-storage facilities. Prior to January 16, 2002, we accounted for our investment in the Development Joint Venture using the equity method of accounting.

     STOR-Re Mutual Insurance Company, Inc. ("STOR-Re")
     --------------------------------------------------

              As a result of obtaining a controlling ownership interest, effective July 1, 2002 we began consolidating STOR-Re. Accordingly, the assets and liabilities and operating results subsequent to July 1, 2002 of STOR-Re are included on our financial statements. Our investment in STOR-Re, which was previously classified as an Other Asset, was consolidated and the cash, other assets, and liabilities of STOR-Re are included in our financial statements.

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

              The historical operating results of the above acquisitions prior to each respective acquisition date have not been included in the Company's historical operating results. Pro forma data (unaudited) for the six months ended June 30, 2002 as though the business combinations above had been effective as of January 1, 2002 are as follows (amounts in thousands):

                                                      For the six months
                                                      ended June 30, 2002
                                                      -------------------
        Revenues.................................       $        414,810
        Net income...............................       $        167,950
        Net income per common share (Basic)......       $           0.68
        Net income per common share (Diluted)....       $           0.67

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

              The Knoxville Facilities were disposed of on July 25, 2003 for aggregate gross proceeds of $11.0 million. The Company financed a substantial part of the buyer's consideration in exchange for a note receivable from the buyer, and in accordance with generally accepted accounting principles, the Company will defer the sale and the corresponding gain of approximately $4.5 million. While there can be no assurance, the Company expects that the note receivable will be collected in full, and the estimated gain on sale will be recorded for financial reporting purposes, by the end of 2003.

              In addition, during the fourth quarter of 2002, we sold a commercial facility.

              In accordance with SFAS 144, the historical operations of the Closed Facilities (including the asset impairment and lease termination costs), the Knoxville Facilities, and the sold commercial facility are classified as discontinued operations. The rental income, cost of operations, and depreciation expense with respect to these facilities for each period presented are included in the line-item "Discontinued Operations" on the income statement. In addition, the net book value ($14,671,000, which is net of $5,161,000 in accumulated depreciation at June 30, 2003 and a $750,000 impairment charge recorded in the second quarter of 2003) of the Closed Facilities and the industrial facility previously used by our containerized storage operations have been classified as "Real estate facilities held for sale" on our June 30, 2003 balance sheet.

              The following table summarizes the historical operations of the Knoxville Facilities, the Closed Facilities and the commercial property sold:

Discontinued Operations:
------------------------
                                        For the three months ended June 30,        For the six months ended June 30,
                                       ---------------------------------------  ---------------------------------------
                                          2003         2002         Change         2003          2002         Change
                                       -----------   -----------   -----------  -----------   -----------   -----------
                                                                    (Amounts in thousands)
Rental income (a):
  Knoxville Facilities............      $     399     $    380     $      19     $     787      $    762     $      25
  Closed Facilities...............            523        4,097        (3,574)        2,301         7,890        (5,589)
  Sold commercial facility........              -          114          (114)            -           229          (229)
                                       -----------   -----------   -----------  -----------   -----------   -----------
       Total rental income........            922        4,591        (3,669)        3,088         8,881        (5,793)
                                       -----------   -----------   -----------  -----------   -----------   -----------

Cost of operations (a):
  Knoxville Facilities............            146          127            19           316           283            33
  Closed Facilities...............            989        5,091        (4,102)        2,860         8,754        (5,894)
  Sold commercial facility........              -           24           (24)            -            46           (46)
                                       -----------   -----------   -----------  -----------   -----------   -----------
       Total cost of operations...          1,135        5,242        (4,107)        3,176         9,083        (5,907)
                                       -----------   -----------   -----------  -----------   -----------   -----------

Depreciation expense (a):
  Knoxville Facilities............            122          123            (1)          242           242             -
  Closed Facilities...............              -          435          (435)           40           910          (870)
  Sold commercial facility........              -           31           (31)            -            60           (60)
                                       -----------   -----------   -----------  -----------   -----------   -----------
       Total depreciation ........            122          589          (467)          282         1,212          (930)
                                       -----------   -----------   -----------  -----------   -----------   -----------

Asset impairment charges (b):
  Closed Facilities...............            750            -           750           750             -           750
                                       -----------   -----------   -----------  -----------   -----------   -----------

Net discontinued operations (c)...      $  (1,085)    $ (1,240)    $     155     $  (1,120)     $ (1,414)    $     294
                                       ===========   ===========   ===========  ===========   ===========   ===========

(a) These amounts represent the historical operations of the Knoxville Facilities, the Closed Facilities and the sold commercial facility, and include amounts previously classified as rental income, cost of operations, and depreciation expense in the financial statements in prior periods.

(b) An impairment charge of $750,000 was recorded in the second quarter of 2003 with respect to a real estate facility held for sale at June 30, 2003, which was previously used by the discontinued containerized storage operations.

(c) The net discontinued operations resulted in a reduction in our diluted and basic earnings per share of approximately $0.01 per share for each of the three months ended June 30, 2003 and 2002, as well for each of the six months ended June 30, 2003 and 2002.

5.       Real Estate Facilities

              Activity in real estate facilities during the six months ended June 30, 2003 is as follows:

                                                                 In thousands
                                                              -----------------
Operating facilities, at cost:
   Balance at December 31, 2002........................        $    4,988,526
   Transfer from construction in process...............                44,772
   Disposition of real estate facilities...............                (8,211)
   Transfer to real estate held for sale (Note 4)......               (20,582)
   Acquisition of minority interest....................                16,687
   Capital improvements................................                 9,814
                                                              -----------------
   Balance at June 30, 2003............................             5,031,006
                                                              -----------------

Accumulated depreciation:
   Balance at December 31, 2002........................              (987,546)
   Additions during the year...........................               (84,571)
   Transfer to real estate held for sale (Note 4)......                 5,161
   Disposition of real estate facilities...............                   566
                                                              -----------------
   Balance at June 30, 2003............................            (1,066,390)
                                                              -----------------

Construction in process:
   Balance at December 31, 2002........................                87,516
   Current development.................................                47,591
   Transfer to operating facilities....................               (44,772)
                                                              -----------------
   Balance at June 30, 2003............................                90,335
                                                              -----------------

Land held for development:
   Balance at December 31, 2002........................                17,807
   Disposition of land.................................                (3,771)
                                                              -----------------
   Balance at June 30, 2003............................                14,036
                                                              -----------------

Real estate facilities held for sale (Note 4):
   Balance at December 31, 2002........................                     -
   Transfer from land and buildings....................                20,582
   Impairment charge...................................                  (750)
   Transfer from accumulated depreciation..............                (5,161)
                                                              -----------------
   Balance at June 30, 2003............................                14,671
                                                              -----------------

Total real estate facilities...........................        $    4,083,658
                                                              =================

              During the six months ended June 30, 2003, we opened six newly developed facilities (420,000 net rentable square feet) with an aggregate cost of $42,059,000, and incurred additional development costs amounting to $1,304,000 with respect to existing real estate facilities. In addition, we completed a conversion of industrial space, previously used by the discontinued containerized storage operations, into 55,000 net rentable square feet of self-storage space at an existing self-storage facility for a total of $1,409,000.

              During the six months ended June 30, 2003, we sold two self-storage facilities for $7,330,000, two parcels of land for $528,000 and two parcels of land held for development for $4,002,000. The two self-storage facilities had been operated by the buyer pursuant to a lease arrangement, with the lease income with respect to these facilities included in "interest and other income." An aggregate gain of $444,000 was recorded from these sales.

              Construction in process at June 30, 2003 consists primarily of 16 self-storage facilities (1,129,000 net rentable square feet) and 24 expansion projects to existing self-storage facilities. In addition, we have seven parcels of land held for development or sale with total costs of approximately $14,036,000.

              Our policy is to capitalize interest incurred on debt during the course of construction of our self-storage facilities. Interest capitalized during the three and six months ended June 30, 2003 was $1,450,000 and $2,975,000, respectively compared to $1,426,000 and $3,272,000, respectively for the same periods in 2002.

6.       Investment in Real Estate Entities

              At June 30, 2003, our investment in real estate entities consists of our ownership interests in seven partnerships, which principally own self-storage facilities, and our ownership interest in PSB. These interests are non-controlling interests of less than 50% and are accounted for using the equity method of accounting. Accordingly, earnings are recognized based upon our ownership interest in each of the partnerships. The accounting policies of these entities are similar to the Company's.

              For the three and six months ended June 30, 2003, we recognized earnings from our investments of $8,999,000 and $13,686,000, respectively, as compared to $7,000,000 and $16,256,000, respectively for the same periods in 2002. For the six months ended June 30, 2003, we received cash distributions totaling $8,649,000, as compared to $12,239,000 for the same periods in 2002. Equity in earnings of real estate entities includes our pro-rata share of the net impact of gains on sale of real estate assets and impairment charges relating to the impending sale of real estate assets recorded by PSB. Our net pro-rata impact of these items totaled $2,583,000 and $453,000 for the three and six months ended June 30, 2003, respectively, as compared to $2,241,000 for the six months ended June 30, 2002 (none for the three months ended June 30, 2002). See the condensed financial information with respect to PSB below for further information regarding these items recorded by PSB.

              For the six months ended June 30, 2003, we acquired investments in the real estate entities totaling $142,000 as compared to $242,000 for the six months ended June 30, 2002.

              The following table sets forth our investments in real estate entities at June 30, 2003 and December 31, 2002, and our equity in earnings of real estate entities for the three months ended June 30, 2003 and 2002 (amounts in thousands):

                                                              Equity in Earnings of Real      Equity in Earnings of Real
                               Investments in Real Estate       Estate Entities for the      Estate Entities for the Six
                                      Entities at             Three Months Ended June 30,       Months Ended June 30,
                            --------------------------------- ----------------------------   ----------------------------
                                              December 31,
                             June 30, 2003        2002           2003            2002            2003            2002
                            ---------------- ---------------- -------------- -------------   -------------- -------------
PSB (a)..................     $   277,563     $   273,790     $     7,731    $     5,215     $    11,150     $    12,329
Disposed Investments (b).               -             525               -              9              10             239
Other investments........          56,760          55,364           1,268          1,776           2,526           3,688
                            ---------------- ---------------- -------------- -------------   -------------- -------------

  Total..................     $   334,323     $   329,679     $     8,999    $     7,000     $    13,686     $    16,256
                            ================ ================ ============== =============   ============== =============

(a) Equity in earnings for the three and six months ended June 30, 2003 includes our pro rata share of PSB's gain on sale of real estate assets totaling $2,583,000. In addition, equity in earnings for the six months ended June 30, 2003, is reduced by $2,130,000, representing our pro rata share of PSB's impairment charge related to the impending sale of real estate. Equity in earnings for the six months ended June 30, 2002 includes $2,241,000, representing our pro-rata share of PSB's gain on disposition of real estate investments.

(b) As described in Note 3, in the first quarter of 2002 we began consolidating the results of the Development Joint Venture and as a result eliminated our investment in the three months ended March 31, 2002. In addition, in the second quarter of 2003, we disposed of an investment for cash of $851,000, recognizing a gain on sale of approximately $316,000.

         Investment in PSB
         -----------------

              On January 2, 1997, we reorganized our commercial property operations into an entity now known as PS Business Parks, Inc., a REIT traded on the American Stock Exchange, and an operating partnership controlled by PS Business Parks, Inc. (collectively, the REIT and the operating partnership are referred to as "PSB"). The Company and certain partnerships in which the Company has a controlling interest have a 44% common equity interest in PSB as of June 30, 2003. This 44% common equity interest is comprised of the ownership of 5,418,273 shares of common stock and 7,305,355 limited partnership units in the operating partnership; these limited partnership units are convertible at our option, subject to certain conditions, on a one-for-one basis into PSB common stock. Based upon PSB's trading price at June 30, 2003 ($35.30), the shares and units had a market value of approximately $449.1 million as compared to a book value of $277.6 million.

              At June 30, 2003, PSB owned and operated approximately 14.9 million net rentable square feet of commercial space. In addition, PSB manages approximately 1,222,000 net rentable square feet of commercial space owned by the Company, the Consolidated Entities, and the Unconsolidated Entities pursuant to property management agreements.

              The following table sets forth the condensed statements of operations for the six months ended June 30, 2003 and for the same period in 2002, and the condensed balance sheets of PSB at June 30, 2003 and December 31, 2002. These amounts below represent 100% of PSB's balances and not our pro-rata share.

                                                             For the six months ended June 30,
                                                             ------------------------------------
                                                                   2003              2002
                                                             -----------------  -----------------
                                                                 (Amounts in thousands)
   Total revenue prior to gains on sale.................      $       97,063     $       96,905
   Gain on sale of marketable securities................               2,043                 25
   Cost of operations and other expenses................             (30,586)           (31,063)
   Depreciation and amortization........................             (27,804)           (26,972)
   Discontinued operations (a)..........................               1,962              7,767
   Minority interest....................................             (16,031)           (16,488)
                                                             -----------------  -----------------
     Net income.........................................      $       26,647     $       30,174
                                                             =================  =================

                                                                                  December 31,
                                                               June 30, 2003          2002
                                                             -----------------  -----------------

                                                                 (Amounts in thousands)
   Total assets (primarily real estate).................      $    1,157,830     $    1,156,802
   Total debt...........................................              69,992             70,279
   Other liabilities....................................              36,849             36,902
   Minority interest....................................             386,942            385,219
   Shareholders' equity.................................    $         664,047  $         664,402


(a) Includes gains on disposition of real estate totaling $3,484,000 and $5,366,000 for the six months ended June 30, 2003 and 2002, respectively, an impairment charge on properties held for sale totaling $5,907,000 for the six months ended June 30, 2003, and equity in income of discontinued joint venture totaling $2,296,000 and $249,000 for the six months ended June 30, 2003 and 2002, respectively.

     Other Investments
     -----------------

              The Other Investments consist primarily of an average 41% common equity ownership, which we owned during each of the three and six months ended June 30, 2003 and 2002, in seven limited partnerships (collectively, the "Other Investments") owning an aggregate of 36 storage facilities. For the six months ended June 30, 2003, we acquired additional equity interests in these entities from third parties for a total of $142,000, as compared to $242,000 for the same period in 2002.

              In the second quarter of 2003, we disposed of an investment for net proceeds of $851,000, and recognized a gain of $316,000, representing the difference between the gross proceeds and the book value of this investment.

              The following table sets forth certain condensed financial information (representing 100% of these entities' balances and not our pro-rata share) with respect to Other Investments:

                                                              For the six months ended June 30,
                                                             ------------------------------------
                                                                   2003              2002
                                                             -----------------  -----------------
                                                                 (Amounts in thousands)
   Total revenue........................................      $       13,042     $       13,428
   Cost of operations and other expenses................              (4,568)            (4,893)
   Depreciation and amortization........................              (1,258)            (1,267)
                                                             -----------------  -----------------
     Net income.........................................      $        7,216     $        7,268
                                                             =================  =================

                                                                                  December 31,
                                                                June 30, 2003         2002
                                                             -----------------  -----------------

                                                                 (Amounts in thousands)
   Total assets (primarily storage facilities)..........      $       55,691     $       56,731
   Total debt...........................................               3,175              5,450
   Other liabilities....................................               8,994              1,121
   Partners' equity.....................................      $      43,522      $       50,160


7.       Revolving Line of Credit

              We have a $200 million revolving line of credit (the "Credit Agreement") that has a maturity date of October 31, 2004 and bears an annual interest rate ranging from the London Interbank Offered Rate ("LIBOR") plus 0.45% to LIBOR plus 1.50% depending on our credit ratings (currently LIBOR plus 0.45%). In addition, we are required to pay a quarterly commitment fee ranging from 0.20% per annum to 0.30% per annum depending on our credit ratings (currently the fee is 0.20% per annum). At June 30, 2003, we had borrowings on our line of credit totaling $24,000,000. As of July 15, 2003, there were no outstanding borrowings.

              The Credit Agreement includes various covenants, the more significant of which requires us to (i) maintain a balance sheet leverage ratio of less than 0.50 to 1.00, (ii) maintain certain quarterly interest and fixed-charge coverage ratios (as defined) of not less than 2.50 to 1.0 and 1.75 to 1.0, respectively, and (iii) maintain a minimum total shareholders' equity (as defined). In addition, we are limited in our ability to incur additional borrowings (we are required to maintain unencumbered assets with an aggregate book value equal to or greater than two times our unsecured recourse debt). We were in compliance with all the covenants of the Credit Agreement at June 30, 2003.

8.       Notes Payable

              Notes payable at June 30, 2003 and December 31, 2002 consist of the following:

                                                                         Carrying Amount
                                                                ---------------------------------
                                                                                   December 31,
                                                                 June 30, 2003         2002
                                                                ---------------   ---------------
                                                                     (Amounts in thousands)
Unsecured senior notes:
  7.08% note due November 2003............................        $     5,000       $    10,000
  7.47% note due January 2004.............................             14,600            29,300
  7.66% note due January 2007.............................             44,800            56,000

Mortgage notes payable:
  10.55% mortgage notes secured by real estate facilities,
      principal and interest payable monthly, due August 2004          16,558            18,167
  7.134% to 10.5% mortgage notes secured by real estate
      facilities, principal and interest payable monthly, due
      at varying dates between May 2004 and September 2028              1,982             2,400
                                                                ---------------   ---------------
         Total notes payable..............................        $    82,940       $   115,867
                                                                ===============   ===============

              All of our notes payable are fixed rate. The unsecured senior notes require interest and principal payments to be paid semi-annually and have various restrictive covenants, all of which have been met at June 30, 2003 and December 31, 2002. The 10.55% mortgage notes consist of five notes, which are cross-collateralized by 19 properties and are due to a life insurance company. Mortgage notes payable are secured by 24 real estate facilities having an aggregate net book value of approximately $57.3 million at June 30, 2003 and $56.4 million at December 31, 2002.

              At June 30, 2003, approximate principal maturities of notes payable are as follows:

                                      Unsecured
                                     Senior Notes       Mortgage Notes          Total
                                    --------------    --------------        --------------
                                                      (in thousands)
2003 (remainder of)..........        $      5,000         $    1,857           $   6,857
2004.........................              25,800             15,063              40,863
2005.........................              11,200                156              11,356
2006.........................              11,200                170              11,370
2007.........................              11,200                185              11,385
Thereafter...................                   -              1,109               1,109
                                    --------------    --------------        --------------
                                     $     64,400         $   18,540           $  82,940
                                    ==============    ==============        ==============
Weighted average rate........               7.6%              10.3%                 8.2%
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

     Preferred Partnership Interests
     -------------------------------

              During 2000, one of our consolidated operating partnerships issued preferred partnership units: March 17, 2000 - $240.0 million of 9.5% Series N Cumulative Redeemable Perpetual Preferred Units and March 29, 2000 - $75.0 million of 9.125% Series O Cumulative Redeemable Perpetual Preferred. A portion of the 9.125% Series O Cumulative Redeemable Perpetual Preferred ($30 million) were repurchased by the Company in 2001.

              For each of the three and six months ended June 30, 2003 and 2002, the holders of the preferred units were paid distributions aggregating approximately $6,727,000 and $13,453,000, respectively, and received an equivalent allocation of minority interest in earnings.

              The following table summarizes the preferred partnership units outstanding at June 30, 2003 and December 31, 2002:

                               Earliest        Distribution       Units            Carrying
         Series           Redemption Date (a)      Rate        Outstanding          Amount
---------------------     -------------------  ------------   ---------------   ---------------
                                                                   (Amounts in thousands)
Series N............          March 17, 2005        9.500%           9,600           $240,000
Series O............          March 29, 2005        9.125%           1,800             45,000
                                                              ---------------   ---------------
Total...............                                                11,400           $285,000
                                                              ===============   ===============

(a) These preferred units are not redeemable during the first 5 years after issuance; thereafter, at our option, we can call the units for redemption at the issuance amount plus any unpaid distributions. The units are not redeemable by the holder.

              Subject to certain conditions, the Series N preferred units are convertible into shares of 9.5% Series N Cumulative Preferred Stock, and the Series O preferred units are convertible into shares of 9.125% Series O Cumulative Preferred Stock of the Company.

     Other Partnership Interests
     ---------------------------

              The following table sets forth the minority interest at June 30, 2003 and December 31, 2002 as well as the distributions paid to minority interest for the six months ended June 30, 2003 and 2002 with respect to the other partnership interests (amounts in thousands):

                                                                                          Distributions to minority
                                                                                         interests for the six months
                                                     Minority interest at                     ended June 30,
                                                ----------------------------------       -----------------------------
                                                  June 30,        December 31,
                 Description                        2003              2002                  2003             2002
--------------------------------------------    ---------------    ---------------       ------------    -------------
Consolidated Development Joint Venture......      $   72,121       $    75,432           $     4,924      $    4,923
Convertible Partnership Units...............           6,314             6,274                   107             213
Other consolidated partnerships.............          66,819            72,793                 5,509           7,936
                                                ---------------    ---------------       ------------    -------------
Total other partnership interests...........      $  145,254       $   154,499           $    10,540      $   13,072
                                                ===============    ===============       ============    =============

              Income is allocated to the minority interests based upon their pro-rata interest in the operating results of the Consolidated Entities. The following table sets forth the income allocated to minority interest in income with respect to the Other Partnership interests for the three and six months ended June 30, 2003 and 2002 (amounts in thousands):

                                                Minority interest in income for        Minority interest in income for
                                                the three months ended June 30,         the six months ended June 30,
                                                ----------------------------------       -----------------------------
                 Description                         2003             2002                  2003             2002
--------------------------------------------    ---------------    ---------------       ------------    -------------

Consolidated Development Joint Venture......      $       870      $      329            $     1,613      $      636
Convertible Partnership Units...............               82              73                    147             162
Other consolidated partnerships.............            3,091           3,484                  6,225           7,704
                                                ---------------    ---------------       ------------    -------------
Total other partnership interests...........      $     4,043      $    3,886            $     7,985      $    8,502
                                                ===============    ===============       ============    =============

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

              At June 30, 2003, the Consolidated Development Joint Venture was fully committed having completed construction on 22 self-storage facilities for a total cost of approximately $108 million.

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

              PSAC Storage Investors, LLC provides Mr. Hughes with a fixed yield of approximately 8.0% per annum on his preferred non-voting interest (representing an investment of approximately $64.1 million at June 30, 2003). In addition, Mr. Hughes receives 1% of the remaining cash flow of PSAC Storage Investors, LLC (estimated to be less than $50,000 per year). If PSAC Storage Investors, LLC does not elect to cause an early termination, Mr. Hughes' 1% interest in residual cash flow can increase to 10%.

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

     Convertible Partnership Units
     -----------------------------

              As of June 30, 2003 and December 31, 2002, one of our Consolidated Entities had approximately 237,935 convertible partnership units ("Convertible Units") outstanding, representing a limited partnership interest in the partnership. The Convertible Units are convertible on a one-for-one basis (subject to certain limitations) into common shares of the Company at the option of the unitholder. Minority interest in income with respect to the Convertible Units reflects an allocation of net income on a per unit basis equal to diluted earnings per common share.

     Other Consolidated Partnerships
     -------------------------------

              At June 30, 2003, the Other Consolidated Partnerships reflect common equity interests that the Company does not own in 25 entities owning an aggregate of 172 self-storage facilities.

              On April 28, 2003 we acquired through a merger all of the remaining limited partnership interest not currently owned by the Company in PS Partners IV, Ltd., a partnership which is consolidated with the Company. The acquisition cost was approximately $23,377,000, consisting of the issuance of 426,859 shares of our common stock ($13,510,000) and cash of approximately $9,867,000; this acquisition had the effect of reducing minority interest by $6,690,000, with the excess of cost over underlying book value ($16,687,000) allocated to real estate.

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

10.      Shareholders' Equity

     Cumulative Preferred Stock
     --------------------------

              At June 30, 2003 and December 31, 2002, we had the following series of Cumulative Preferred Stock outstanding:

                                                                At June 30, 2003             At December 31, 2002
                                                          ---------------------------   -----------------------------
                            Earliest
                           Redemption        Dividend        Shares        Carrying         Shares       Carrying
       Series               Date (a)           Rate        Outstanding      Amount       Outstanding      Amount
-------------------   --------------------  -----------   -------------- -------------  -------------- --------------
                                                                          (Dollar amount in thousands)
Series B                                -        9.200%               -    $         -       2,300,000   $    57,500
Series C                                -    Adjustable               -              -       1,200,000        30,000
Series D               September 30, 2004        9.500%       1,200,000         30,000       1,200,000        30,000
Series E                 January 31, 2005       10.000%       2,195,000         54,875       2,195,000        54,875
Series F                   April 30, 2005        9.750%       2,300,000         57,500       2,300,000        57,500
Series K                 January 19, 2004        8.250%           4,600        115,000           4,600       115,000
Series L                   March 10, 2004        8.250%           4,600        115,000           4,600       115,000
Series M                  August 17, 2004        8.750%           2,250         56,250           2,250        56,250
Series Q                 January 19, 2006        8.600%           6,900        172,500           6,900       172,500
Series R               September 28, 2006        8.000%          20,400        510,000          20,400       510,000
Series S                 October 31, 2006        7.875%           5,750        143,750           5,750       143,750
Series T                 January 18, 2007        7.625%           6,086        152,150           6,086       152,150
Series U                February 19, 2007        7.625%           6,000        150,000           6,000       150,000
Series V               September 30, 2007        7.500%           6,900        172,500           6,900       172,500
                                                          -------------- -------------  -------------- --------------
Total Cumulative
Preferred Stock                                               5,758,486  $  1,729,525        9,258,486 $   1,817,025
                                                          ============== =============  ============== ==============

(a) Except under certain conditions relating to the Company's qualification as a REIT, the Senior Preferred Stock outstanding at June 30, 2003 is not redeemable prior to the dates indicated. On or after the dates indicated, each of the series of Cumulative Senior Preferred Stock will be redeemable, at the option of the Company, in whole or in part, at $25 per share (or depositary share in the case of the Series K through Series V), plus accrued and unpaid dividends.

              On March 31, 2003, we redeemed all outstanding shares of our 9.20% Cumulative Preferred Stock, Series B at a redemption price of $25 per share for a total of $57,517,000 (including related redemption costs). On June 30, 2003, we redeemed all outstanding shares of our Cumulative Preferred Stock, Series C at a redemption price of $25 per share for a total of $30,018,000 (including related redemption costs).

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

              The Series D through Series V (collectively the "Cumulative Senior Preferred Stock") have general preference rights with respect to liquidation and quarterly distributions. Holders of the preferred stock, except under certain conditions and as noted below, will not be entitled to vote on most matters. In the event of a cumulative arrearage equal to six quarterly dividends or failure to maintain a Debt Ratio (as defined) of 50% or less, holders of all outstanding series of preferred stock (voting as a single class without regard to series) will have the right to elect two additional members to serve on the Company's Board of Directors until events of default have been cured. At June 30, 2003, there were no dividends in arrears and the Debt Ratio was 1.8%.

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

     Equity Stock, Series A
     ----------------------

              At June 30, 2003, we had 8,776,102 depositary shares outstanding, each representing 1/1,000 of a share of Equity Stock, Series A ("Equity Stock A"). The Equity Stock A ranks on a parity with common stock and junior to the Senior Preferred Stock with respect to general preference rights and has a liquidation amount which cannot exceed $24.50 per share. Distributions with respect to each depositary share shall be the lesser of:
     (i) five times the per share dividend on the Common Stock or (ii) $2.45 per annum. We have no obligation to pay distributions on the depositary shares if no distributions are paid to common shareholders.

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

     Common Stock
     ------------

              At June 30, 2003, entities consolidated with the Company owned 723,732 common shares of the Company. These shares continue to be legally issued and outstanding. In the consolidation process, these shares and the related balance sheet amounts have been eliminated. In addition, these shares are not included in the computation of weighted average shares outstanding.

              The following chart reconciles the Company's legally issued and outstanding shares of common stock and the reported outstanding shares of common stock at June 30, 2003, December 31, 2002, and December 31, 2001:

Reconciliation of Common Shares
-------------------------------
Outstanding                                At June 30,        At December    At December 31,
-----------                                   2003             31, 2002            2001
                                        ----------------   ---------------- ----------------
Legally issued and outstanding shares      125,838,545       117,540,187      115,499,647
Less - Shares owned by the
    Consolidated Entities that are
    eliminated in consolidation.....          (723,732)         (548,732)        (537,732)
                                        ----------------   ---------------- ----------------
Reported issued and outstanding shares     125,114,813       116,991,455      114,961,915
                                        ================   ================ ================

              The Company's Board of Directors authorized the repurchase from time to time of up to 25,000,000 shares of the Company's common stock on the open market or in privately negotiated transactions. During the second quarter of 2003, we repurchased, through one of the Consolidated Entities, 175,000 shares for a total of $6,001,000. From the initial authorization through June 30, 2003, we have repurchased a total of 21,672,020 shares of common stock at an aggregate cost of approximately $541.9 million.

     Class B Common Stock
     --------------------

              The Class B Common Stock was converted into regular common stock on January 1, 2003. For 2002, the Class B Common Stock participated in distributions at the rate of 97% of the per share distributions on the Common Stock.

     Dividends
     ---------

              The following table summarizes dividends declared and paid during the six months ended June 30, 2003:

                                            Distributions Per
                                           Share or Depositary       Total
                                                  Share          Distributions
                                           ------------------- ---------------
Preferred Stock:
----------------
Series B..............................             $0.554      $    1,323,000
Series C..............................             $0.844           1,012,000
Series D..............................             $1.188           1,426,000
Series E..............................             $1.250           2,744,000
Series F..............................             $1.219           2,802,000
Series K..............................             $1.031           4,744,000
Series L .............................             $1.031           4,744,000
Series M..............................             $1.094           2,460,000
Series Q..............................             $1.075           7,418,000
Series R..............................             $1.000          20,400,000
Series S..............................             $0.984           5,660,000
Series T..............................             $0.953           5,800,000
Series U..............................             $0.953           5,720,000
Series V..............................             $0.938           6,468,000
                                                               ---------------
                                                                   72,721,000
Common Stock:
-------------
Equity Stock, Series A................             $1.225          10,751,000
Common ...............................             $0.900         112,137,000
                                                               ---------------
   Total dividends....................                         $  195,609,000
                                                               ===============

              The dividend rate on the Series C Preferred Stock for the first six months of 2003 was equal to 6.75% per annum. The Series B and Series C were redeemed entirely by the Company on March 31, 2003 and June 30, 2003, respectively.

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

              The following table reconciles the performance of each segment, in terms of segment revenues, to our consolidated revenues.

                                                      Three months ended                     Six months ended
                                                            June 30,                             June 30,
                                                    -----------------------              -----------------------
                                                       2003        2002        Change       2003         2002       Change
                                                    ----------- -----------  ----------- ----------- -----------  -----------
                                                                          (Dollar amounts in thousands)
Reconciliation of Revenues by Segment:
--------------------------------------

Self-storage property rentals................        $ 197,075  $  188,307   $   8,768    $ 386,646   $ 376,832   $   9,814
Commercial properties rentals................            2,943       3,067        (124)       5,789       6,023        (234)
Containerized storage........................           10,402       8,661       1,741       19,638      16,567       3,071
Tenant re-insurance..........................            5,581       5,156         425       10,796       9,731       1,065
Other items not allocated to segments:
  Interest and other income..................            2,879       2,759         120        4,578       4,467         111
                                                    ----------- -----------  ----------- ----------- -----------  -----------
      Total revenues.........................       $ 218,880   $  207,950   $  10,930   $ 427,447    $ 413,620   $  13,827
                                                    =========== ===========  =========== =========== ===========  ===========

              The following table reconciles the performance of each segment to our consolidated net income. It further provides detail of the segment components of the income statement item, "Equity in earning of real estate entities."

                                                  Three months ended                    Six months ended
                                                       June 30,                             June 30,
                                                 -----------------------              -----------------------
                                                   2003        2002        Change       2003        2002        Change
                                                 ----------- -----------  ----------- ----------- -----------  -----------
                                                                             (Amounts in thousands)
  Reconciliation of Net Income by Segment:
  ----------------------------------------

  Self-storage
  ------------
  Self-storage net operating income.........     $ 126,638   $ 128,529    $ (1,891)   $250,894    $ 258,615    $ (7,721)
  Self-storage depreciation.................       (43,485)    (43,177)       (308)    (86,759)     (84,426)     (2,333)
  Equity in earnings - storage property
     operations.............................         1,447       1,806        (359)      2,875        3,900      (1,025)
  Equity in earnings - depreciation
     (self-storage) ........................          (564)       (279)       (285)       (829)        (549)       (280)
  Discontinued operations (Note 4) .........           131         130           1         229          237          (8)
                                                 ----------- -----------  ----------- ----------- -----------  -----------
      Total self-storage segment net income.        84,167      87,009      (2,842)    166,410      177,777     (11,367)
                                                 ----------- -----------  ----------- ----------- -----------  -----------

  Commercial  properties
  ----------  ----------
  Commercial properties.....................         1,898       1,961         (63)      3,551        3,825        (274)
  Depreciation and amortization - commercial
     properties.............................          (674)       (670)         (4)     (1,299)      (1,369)         70
  Equity in earnings - commercial property
     operations.............................        15,331      16,135        (804)     30,031       31,558      (1,527)
  Equity in earnings - depreciation
     (commercial properties) ...............        (6,280)     (6,246)        (34)    (12,309)     (12,347)         38
  Discontinued operations (Note 4) .........             -          59         (59)          -          123        (123)
                                                 ----------- -----------  ----------- ----------- -----------  -----------
      Total commercial property segment net
       income...............................        10,275      11,239        (964)     19,974       21,790      (1,816)
                                                 ----------- -----------  ----------- ----------- -----------  -----------

  Containerized storage
  ---------------------
  Containerized storage net operating income         3,541       2,509       1,032       6,641        4,760       1,881
  Containerized storage depreciation........        (2,155)     (1,616)       (539)     (4,136)      (3,042)     (1,094)
  Discontinued operations (Note 4) .........        (1,216)     (1,429)        213      (1,349)      (1,774)        425
                                                 ----------- -----------  ----------- ----------- -----------  -----------
      Total containerized storage segment net
       income (loss)........................           170        (536)        706       1,156          (56)      1,212
                                                 ----------- -----------  ----------- ----------- -----------  -----------
  Tenant Reinsurance
  ------------------
   Tenant reinsurance net income............         2,566       2,633         (67)      5,082        4,915         167
                                                 ----------- -----------  ----------- ----------- -----------  -----------

  Other items not allocated to segments
  -------------------------------------
  Equity in earnings - general and
     administrative and other...............          (935)     (4,416)      3,481      (6,082)      (6,306)        224
  Interest and other income.................         2,879       2,759         120       4,578        4,467         111
  General and administrative ...............        (4,429)     (4,305)       (124)     (8,679)      (8,305)       (374)
  Interest expense..........................          (372)     (1,213)        841        (825)      (2,315)      1,490
  Minority interest in income ..............       (10,770)    (10,613)       (157)    (21,438)     (21,955)        517
  Gain (loss) on disposition of real estate.           746      (1,839)      2,585         760       (1,839)      2,599
                                                 ----------- -----------  ----------- ----------- -----------  -----------
      Total other items not allocated to segments  (12,881)    (19,627)      6,746     (31,686)     (36,253)      4,567
                                                 ----------- -----------  ----------- ----------- -----------  -----------

       Total consolidated net income .......     $  84,297   $  80,718    $  3,579    $160,936    $ 168,173    $ (7,237)
                                                 =========== ===========  =========== =========== ===========  -----------

12.  Stock Options

              The Company has a 1990 Stock Option Plan (the "1990 Plan") which provides for the grant of non-qualified stock options. The Company has a 1994 Stock Option Plan (the "1994 Plan"), a 1996 Stock Option and Incentive Plan (the "1996 Plan") and a 2000 Non-Executive/Non-Director Stock Option and Incentive Plan (the "2000 Plan"), each of which provides for the grant of non-qualified options and incentive stock options. The 1990 Plan, the 1994 Plan, the 1996 Plan and the 2000 Plan are collectively referred to as the "PSI Plans." Under the PSI Plans, the Company has granted non-qualified options to certain directors, officers and key employees to purchase shares of the Company's common stock at a price equal to the fair market value of the common stock at the date of grant. Generally, options under the PSI Plans vest over a three-year period from the date of grant at the rate of one-third per year and expire (i) under the 1990 Plan, five years after the date they became exercisable and (ii) under the 1994 Plan, the 1996 Plan and the 2000 Plan, ten years after the date of grant. The 1996 Plan and the 2000 Plan also provide for the grant of restricted stock to officers, key employees and service providers on terms determined by an authorized committee of the Board of Directors; no shares of restricted stock have been granted.

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

              In any fiscal year beginning before December 15, 2003, companies can change their accounting method from the APB 25 Method to the Fair Value Method, and in doing so can elect between three different methods of transition. The first is the prospective method, whereby the Company applies the recognition provisions of the Fair Value Method to all stock options granted after the beginning of the fiscal year in which the company adopts the Fair Value Method. The second is the retroactive restatement method, whereby the company restates all periods presented to reflect compensation cost utilizing the fair value method for all periods. The third is the modified prospective method, where the company applies the Fair Value Method from the beginning of the current fiscal year with respect to all options that vest during the year regardless of when they were granted.

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

              For the three and six months ended June 30, 2003, we recorded $100,000 and $199,000, respectively, in stock option compensation expense ($58,000 for the three and six months ended June 30, 2002) related to options granted after January 1, 2002. The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option pricing model. The estimated average value of stock options granted in the first six months of 2003 was based upon an estimated life of 5 years, a risk-free rate of 4.0%, an expected dividend yield of 7%, and expected volatility of 0.176.

              If we had recorded stock option expense applying the Fair Value Method to all awards, we would have recognized an additional $1,409,000 and $2,039,000 in stock option compensation expense for the six months ended June 30, 2003 and 2002, respectively. Diluted earnings per share would have been $0.61 and $0.66 for the six months ended June 30, 2003 and 2002, respectively. Basic earnings per share would have been $0.61 and $0.67 for the six months ended June 30, 2003 and 2002, respectively.

13.      Related Party Transactions

     Relationships and transactions with the Hughes Family
     -----------------------------------------------------

              B. Wayne Hughes, Chairman of the Board, and his family (the "Hughes Family") have ownership interests in, and operate, approximately 38 self-storage facilities in Canada under the name "Public Storage." We currently do not own any interests in these facilities nor do we own any facilities in Canada. The Hughes Family owns approximately 37% of our common stock outstanding at June 30, 2003. We have a right of first refusal to acquire the stock or assets of the corporation engaged in the operation of the 38 self-storage facilities in Canada if the Hughes family or the corporation agrees to sell them. However, we have no interest in the operations of this corporation, have no right to acquire this stock or assets unless the Hughes family decides to sell, and receive no benefit from the profits and increases in value of the Canadian self-storage facilities.

              Our personnel have been engaged in the supervision and the operation of these 38 self-storage facilities and currently provide certain administrative services for the Canadian owners, and certain other services, primarily tax services, with respect to certain other Hughes Family interests. The Hughes Family and the Canadian owners reimburse us at cost for these services. There may be conflicts of interest in allocating the time of our personnel between our properties, the Canadian properties, and certain other Hughes Family interests. The Company is in the process of eliminating the sharing of Company personnel with the Canadian entities.

     PS Business Parks, Inc.
     -----------------------

              Ronald L. Havner Jr., our vice-chairman and chief executive officer, is also chairman of PSB and was CEO until August 12, 2003. Mr. Havner's compensation is allocated between the Company and PSB. This allocation was approved by the audit committee of the Company's Board of Directors.

              Pursuant to a cost-sharing and administrative services agreement, PSB reimburses the Company for certain administrative services. PSB's share of these costs totaled approximately $85,000 for each of the three month periods ended June 30, 2003 and 2002 and $170,000 for each of the six months ended June 30, 2003 and 2002, and were computed in accordance with a methodology intended to fairly allocate these costs.

              PSB manages certain of the commercial facilities owned by the Company pursuant to management agreements for a management fee equal to 5% of revenues. The Company paid a total of $103,000 and $243,000, for the three and six months ended June 30, 2003, respectively, as compared to $219,000 and $360,000, respectively, for the same periods in 2002, in management fees with respect to PSB's property management services.

              STOR-Re, an entity that is consolidated with the Company and is partially owned by PSB, provides limited property and liability insurance to PSB at commercially competitive rates. PSB and the Company utilize unaffiliated insurance carriers to provide property and liability insurance in excess of STOR-Re's limitations.

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

14.      Recent Accounting Pronouncements

     Clarification of Emerging Issues Task Force Topic D-42 and impact on
     --------------------------------------------------------------------
     reported earnings per common share
     ----------------------------------

              Emerging Issues Task Force ("EITF") Topic D-42, "The Effect on the Calculation of Earnings per Share for the Redemption or Induced Conversion of Preferred Stock" provides, among other things, that any excess of (1) the fair value of the consideration transferred to the holders of preferred stock redeemed over (2) the carrying amount of the preferred stock should be subtracted from net earnings to determine net earnings available to common stockholders in the calculation of earnings per share.

              During 2001, 2002 and for the six months ended June 30, 2003, we redeemed various series of our perpetual preferred stock. Our interpretation of EITF Topic D-42 was that the carrying amount of our preferred stock was equivalent to the liquidation preference as recorded on our balance sheet. Each of the series of preferred stock that were redeemed, were redeemed at the liquidation preference. Accordingly, based upon our interpretation, the fair value of the consideration given at redemption was equivalent to the carrying amount on our balance resulting in no impact to net earnings available to common stockholders in the calculation of earnings per share.

              At the July 31, 2003 meeting of the EITF, the Securities and Exchange Commission Observer clarified that for the purposes of applying EITF Topic D-42, the carrying amount of the preferred stock should be reduced by the issuance costs of the preferred stock, regardless of where in the stockholders' equity section those costs were initially classified on issuance. In our case, issuance costs were recorded as a reduction to Paid-in Capital on our balance sheet at the time the related securities were issued and were not considered as a reduction to the carrying value of the preferred stock at the time of redemption. The clarification and resulting implementation will result in the following estimated reductions to our reported basic and diluted earnings per share:

                                                   For the three months ended
                                 -----------------------------------------------------------------
                                    March 31,       June 30,       September 30,    December 31,        Total
                                 ---------------  --------------- ---------------  ---------------  ---------------
          2003...............           $0.02           $0.01            -                -            $0.03
          2002...............            -               -              $0.01            $0.04         $0.05
          2001...............            -               -              $0.05            $0.07         $0.12

              The reported diluted earnings per common share for the three and six months ended June 30, 2003 have not been adjusted to reflect the implementation of this clarification. The Company will implement this clarification commencing in the quarter ending September 30, 2003 and such implementation will be reflected retroactively in the financial statements of prior periods.

     Accounting for Certain Financial Instruments with Characteristics of both
     -------------------------------------------------------------------------
      Liabilities and Equity
     ----------------------

              In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150 - "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." This statement prescribes reporting standards for financial instruments that have characteristics of both liabilities and equity. This standard generally indicates that certain financial instruments that give the issuer a choice of settling an obligation with a variable number of securities or settling an obligation with a transfer of assets, any mandatorily redeemable security, and certain put options and forward purchase contracts, should be classified as a liability on the balance sheet. This statement is applicable at the beginning of the Company's quarter ended September 30, 2003. We are in the process of evaluating the impact of this Statement.

     FASB Interpretation No. 46 - Consolidation of Variable Interest Entities
     ------------------------------------------------------------------------

              In January 2003, the Financial Accounting Standards Board issued FASB Interpretation No. 46 - "Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin No. 51." This interpretation explains how to identify variable interest entities and how an enterprise assesses its interests in a variable interest entity to decide whether to consolidate that entity. In general, a variable interest entity is a corporation, partnership, trust, or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights, or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. This statement is applicable at the beginning of the Company's quarter ended September 30, 2003. We are in the process of evaluating the impact of the adoption of this Interpretation but do not believe it will have a significant impact on our financial statements.

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

     Gustavson et al. v. Public Storage, Inc. (Filed June 2003)
     ----------------------------------------------------------
    (Superior Court-Los Angeles County)
     ----------------------------------

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

              The contract to acquire PSIC was approved by the independent directors of the Company in March 2001, and the transaction was closed in December 2001. PSIC was formerly owned by B. Wayne Hughes, currently the Chairman of the Board (and in 2001 also the Chief Executive Officer) of the Company, B. Wayne Hughes, Jr., currently a director (and in 2001 also an officer) of the Company and Tamara H. Gustavson, who in 2001 was an officer of the Company. In exchange for the Hughes family's shares in PSIC, the Company issued to them 1,439,765 shares of common stock (or a net of 1,138,733 shares, after taking into account 301,032 shares held by PSIC).

              The shareholder has threatened litigation against the Hughes family and the directors of the Company arising out of this transaction and alleged a pattern of deceptive disclosures with respect to PSIC since 1995. In December 2002, the Board held a special meeting to authorize an inquiry by its independent directors to review the fairness to the Company's shareholders of its acquisition of PSIC and the ability of the Company to have started its own tenant reinsurance business in 1995. The Company believes that, prior to the effectiveness in 2001 of the federal REIT Modernization Act and corresponding California legislation that authorized the creation and ownership of "taxable REIT subsidiaries," the ownership by the Company of a reinsurance business relating to its tenants would have jeopardized the Company's status as a REIT and that other REITs faced similar concerns about tenant insurance programs.

              In June 2003, the Hughes family filed a complaint for declaratory relief relating to the Company's acquisition of PSIC naming the Company as defendant. The Hughes family is seeking that the court make (i) a binding declaration that the Company either is not entitled to recover profits or other moneys earned by PSIC from November 1995 through December 2001; or alternatively the amounts that the Hughes family should be ordered to surrender to the Company if the court determines that the Company is entitled to recover any such profits or moneys; and (ii) a binding declaration either that the Company cannot establish that the acquisition agreement was not just and reasonable as to the Company at the time it was authorized, approved or ratified; or alternatively the amounts that the Hughes family should surrender to the Company, if the court determines that the agreement was not just and reasonable to the Company at that time. The Hughes family is not seeking any payments from the Company. In the event of a determination that the Hughes family is obligated to pay certain amounts to the Company, the complaint states that they have agreed to be bound by that determination to pay such amounts to the Company.

              In July 2003 the Company filed an answer to the Hughes family's complaint requesting a final judicial determination of the Company's rights of recovery against the Hughes family in respect of PSIC. The Company believes that the lawsuit by the Hughes family will ultimately resolve matters relating to PSIC and will not have any financially adverse effect on the Company (other than the costs and other expenses relating to the lawsuit).

     Sale of Partnership Units
     -------------------------

              In February 2000, the Company entered into a settlement of litigation arising out of a 1997 tender offer for limited partnership units in two affiliated partnerships. Under the settlement agreement, the Company agreed to sell to the plaintiff units representing a 4% interest in each of the partnerships for a total payment of approximately $1,523,000. The plaintiff failed to tender the full purchase price at the scheduled closing, and the settlement collapsed.

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

              In March 2003, the court granted plaintiff's motion to compel the sale of the units to the plaintiff. The Company is appealing the court's decision. If the Company is compelled to sell the units to plaintiff, the Company would incur a loss of approximately $1,839,000, which has been accrued as a loss on sale of real estate investments in the Company's income statement for the three and six months ended June 30, 2002.

     Other Items
     -----------

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

              We believe that the Company, STOR-Re, and its affiliates' maximum aggregate annual exposure for losses that are below the deductibles set forth in the third-party insurance contracts, assuming multiple significant events occur, is approximately $30,000,000. In addition, if losses exhaust the third-party insurers' limit of coverage of $125,000,000 for property coverage and $101,000,000 for general liability, our exposure could be greater. These limits are higher than estimates of maximum probable losses that could occur from individual catastrophic events (i.e., earthquake and wind damage) determined in recent engineering and actuarial studies.

              PSIC reinsures policies against claims for losses to goods stored by tenants at our self-storage facilities. PSIC reinsures its risks with third-party insures from any individual event that exceeds a loss of $500,000 up to the policy limit of $10,000,000. Losses that are not covered by the third-party insurers are accrued as cost of operations of the tenant reinsurance operations.

     Development of Real Estate Facilities
     -------------------------------------

              We currently have 40 projects in our development pipeline, including 16 newly developed self-storage facilities and expansions to 24 existing self-storage facilities, with total estimated development costs of $187,419,000, of which $90,335,000 has been spent at June 30, 2003.
     Development of these facilities is subject to contingencies.

16.      Subsequent Events

              The Knoxville Facilities were disposed of on July 25, 2003 for aggregate gross proceeds of $11.0 million. The Company financed a substantial part of the buyer's consideration in exchange for a note receivable from the buyer, and in accordance with generally accepted accounting principles, the Company will defer the sale and the corresponding gain of approximately $4.5 million. While there can be no assurance, the Company expects that the note receivable will be collected in full, and the estimated gain on sale will be recorded for financial reporting purposes, by the end of 2003.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

         The following discussion and analysis should be read in conjunction with our consolidated financial statements and notes thereto.

         FORWARD LOOKING STATEMENTS: When used within this document, the words "expects," "believes," "anticipates," "should," "estimates," and similar expressions are intended to identify "forward-looking statements" within the meaning of that term in Section 27A of the Securities Exchange Act of 1933, as amended, and in Section 21F of the Securities Exchange Act of 1934, as amended. Such forward-looking statements involve known and unknown risks, uncertainties, and other factors, which may cause the actual results and performance of the Company to be materially different from those expressed or implied in the forward looking statements. Such factors are described in Item 2A, "Risk Factors" and include changes in general economic conditions and in the markets in which the Company operates and the impact of competition from new and existing storage and commercial facilities and other storage alternatives, which could impact rents and occupancy levels at the Company's facilities; difficulties in the Company's ability to evaluate, finance and integrate acquired and developed properties into the Company's existing operations and to fill up those properties, which could adversely affect the Company's profitability; the impact of the regulatory environment as well as national, state, and local laws and regulations including, without limitation, those governing Real Estate Investment Trusts, which could increase the Company's expense and reduce the Company's cash available for distribution; consumers' failure to accept the containerized storage concept which would reduce the Company's profitability; difficulties in raising capital at reasonable rates, which would impede the Company's ability to grow; delays in the development process, which could adversely affect the Company's profitability; and economic uncertainty due to the impact of war or terrorism could adversely affect our business plan. We disclaim any obligation to publicly release the results of any revisions to these forward-looking statements reflecting new estimates, events or circumstances after the date of this report.

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

         IMPAIRMENT OF LONG LIVED ASSETS: Substantially all of our assets consist of long-lived assets, including real estate, assets associated with the containerized storage business, goodwill, and other intangible assets. We evaluate our goodwill for impairment on an annual basis, and on a quarterly basis evaluate our other long-lived assets for impairment. As described in Note 2 to the consolidated financial statements, the evaluation of goodwill for impairment entails valuation of the reporting unit to which goodwill is allocated, which involves significant judgment in the area of projecting earnings, determining appropriate price-earnings multiples, and discount rates. In addition, the evaluation of other long-lived assets for impairment requires determining whether indicators of impairment exist, which is a subjective process. When any indicators of impairment are found, the evaluation of such long-lived assets then entails projections of future operating cashflows, which also involves significant judgment. We have identified one such impairment as of June 30, 2003, see Note 4 to the consolidated financial statements. Future events, or facts and circumstances that currently exist, that we have not yet identified, could cause us to conclude in the future that other long lived assets are impaired. Any resulting impairment loss could have a material adverse impact on our financial condition and results of operations.

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

         ESTIMATED LEVEL OF RETAINED RISK LIABILITIES: As described in Notes 2 and 15 to the consolidated financial statements, we retain certain risks with respect to property perils, legal liability, and other such risks. In connection with our retention of these risks, we accrue losses based upon our estimated level of losses incurred using certain actuarial assumptions followed in the insurance industry and based upon our experience. While we believe that the amounts of the accrued losses are adequate, the ultimate liability may be in excess of or less than the amounts provided.

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

Results of Operations
--------------------------------------------------------------------------------

FOR THE THREE MONTHS ENDED JUNE 30, 2003

         Net income for the three months ended June 30, 2003 was $84,297,000 compared to $80,718,000 for the same period in 2002, representing an increase of $3,579,000 or 4.4%. This increase in net income is primarily due to improved results from our containerized storage operations, an increase in equity in earnings of real estate entities (as discussed below), and the absence of a loss on sale of real estate assets in the amount of $1,839,000 recorded in the three months ended June 30, 2002. These effects were partially offset by a reduction in the operating results of our Consistent Group of self-storage facilities (as discussed below) and increased depreciation expense resulting primarily from new property additions. The increase in equity in earnings of real estate entities is primarily due to a net gain on sale of real estate assets recorded by PS Business Parks, Inc., ("PSB"), an unconsolidated affiliate in which we own approximately a 44% interest at June 30, 2003. Our net pro rata share of this gain for the quarter ended June 30, 2003 totaled approximately $2,583,000; there was no such gain recorded in the same period in 2002.

         Net income allocable to our regular common shareholders (after allocating net income to our preferred and equity shareholders) was $43,222,000 or $0.34 per common share on a diluted basis (based on 125,854,000 weighted average diluted common equivalent shares) for the three months ended June 30, 2003 compared to $37,406,000 or $0.30 per common share on a diluted basis (based on 124,824,000 weighted average diluted common equivalent shares) for the same period in 2002, representing an increase of 15.5% in the aggregate or 13.3% on a per share basis. The increase in net income allocable to common shareholders and earnings per common diluted share is due to the impact of the factors described above with respect to net income, combined with a reduction in income allocated to preferred shareholders, as described below. Please see "Clarification of Emerging Issues Task Force Topic D-42 and impact on reported earnings per common share" in Note 14 to the consolidated financial statements for more information.

         Weighted average diluted shares increased from 124,824,000 for the three months ended June 30, 2002 to 125,854,000 for the three months ended June 30, 2003. This increase was due primarily to the net issuance of 1,518,467 shares during 2002 and 2003 in connection with the acquisition of the remaining partnership interests in three entities in which the Company held a partial equity interest, as well as the issuance of an aggregate of 1,820,431 shares during 2002 and 2003 in connection with the exercise of employee stock options. This increase was offset partially by the impact of a 748,000 share reduction in the dilutive impact of stock options outstanding due to the exercise of employee stock options as well as a decrease in our average stock price, which impacts the weighted average calculation using the treasury stock method.

         During the three months ended June 30, 2003 and 2002, we allocated $35,699,000 and $37,936,000 of our net income (based on distributions paid), respectively, to our preferred shareholders, representing a decrease of 5.9%. This decrease is due to the redemption of several series of our higher coupon preferred stock in 2002 and 2003, offset partially by the issuance of additional preferred securities throughout 2002. In addition, during each of the three months ended June 30, 2003 and 2002, we allocated $5,376,000 of our net income to our Equity Stock, Series A shareholders.

FOR THE SIX MONTHS ENDED JUNE 30, 2003

         Net income for the six months ended June 30, 2003 was $160,936,000 compared to $168,173,000 for the same period in 2002, representing a decrease of $7,237,000 or 4.3%. This decrease in net income is primarily a result of a reduction in the operating results of our Consistent Group of self-storage facilities (as discussed below), increased depreciation expense resulting primarily from new property additions, and a decrease in equity in earnings of real estate entities. The decrease in equity in earnings of real estate entities is primarily due to a reduction in earnings for PSB, caused primarily by the net impact of a gain on sale offset by an asset impairment charge with respect to impending real estate sales recorded by PSB in the six months ended June 30, 2003, as compared to a gain on sale recorded by PSB in the six months ended June 30, 2002. Our net pro rata share of such items recorded by PSB for the six months ended June 30, 2003 was $453,000 as compared to $2,241,000 in the same period in 2002, representing a decrease of $1,788,000. These decreases were offset partially by improved results of our containerized storage operations and the impact of a loss on sale of real estate assets recorded in the six months ended June 30, 2002.

         Net income allocable to our regular common shareholders (after allocating net income to our preferred and equity shareholders) was $77,464,000 or $0.62 per common share on a diluted basis (based on 125,536,000 weighted average diluted common equivalent shares) for the six months ended June 30, 2003 compared to $83,646,000 or $0.67 per common share on a diluted basis (based on 124,417,000 weighted average diluted common equivalent shares) for the same period in 2002, representing a decrease of 7.4% in the aggregate or 7.5% on a per share basis. The decrease in net income allocable to common shareholders and diluted earnings per share is primarily attributable to the same factors denoted above with respect to net income, offset partially by the impact of a reduction in income allocated to our preferred shareholders, as described below. Please see "Clarification of Emerging Issues Task Force Topic D-42 and impact on reported earnings per common" in Note 14 to the consolidated financial statements for more information.

         Weighted average diluted shares increased from 124,417,000 for the six months ended June 30, 2002 to 125,536,000 for the six months ended June 30, 2003. This increase was due primarily to the net issuance of 1,518,467 shares during 2002 and 2003 in connection with the acquisition of the remaining partnership interests in three entities in which the Company held a partial equity interest, as well as the issuance of an aggregate of 1,820,431 shares during 2002 and 2003 in connection with the exercise of employee stock options. This increase was offset partially by the impact of a 835,000 share reduction in the dilutive impact of stock options outstanding due to the exercise of employee stock options as well as a decrease in our average stock price, which impacts the weighted average calculation using the treasury stock method.

         During the six months ended June 30, 2003 and 2002, we allocated $72,721,000 and $73,776,000 of our net income (based on distributions paid), respectively, to our preferred shareholders, representing a decrease of 1.4%. This decrease is due to the redemption of several series of our higher coupon preferred stock in 2002 and 2003, offset partially by the issuance of additional preferred securities throughout 2002. In addition, during each of the six months ended June 30, 2003 and 2002, we allocated $10,751,000 of our net income to our Equity Stock, Series A shareholders.

Real Estate Operations
--------------------------------------------------------------------------------

         SELF-STORAGE OPERATIONS: Our self-storage operations are by far the largest component of our operations, representing approximately 90% of our total revenues generated for the six months ended June 30, 2003. As a result of acquisitions and development of self-storage facilities, year over year comparisons as presented on the consolidated statements of income with respect to our self-storage operations are not meaningful.

         To enhance year over year comparisons, the following table summarizes, and the ensuing discussion describes, the operating results of (i) 1,165 self-storage facilities that are reflected in the financial statements on a stabilized basis since January 1, 2001 (the "Consistent Group"), (ii) 95 facilities that were acquired since January 1, 2000 ( the "Acquired Facilities"), (iii) 35 facilities that were owned prior to January 1, 2001 but were not stabilized due primarily to expansions in their net rentable square footage (the "Expansion Facilities") and (iv) 72 newly-developed facilities that were opened after January 1, 1999 (the "Developed Facilities"):

Self - storage operations summary:                 Three months ended June 30,              Six months ended June 30,
----------------------------------            --------------------------------------- ---------------------------------------
                                                                         Percentage                               Percentage
                                                 2003          2002        Change        2003          2002         Change
                                              ------------  ------------ ------------ ------------  ------------ ------------
                                                                      (Dollar amounts in thousands)
Rental income (a):
------------------
   Consistent Group (b)................        $  166,665    $ 163,358       2.0%      $ 327,874     $  328,802       (0.3)%
   Acquired Facilities (c).............            16,104       14,514      11.0%         31,606         27,329       15.7%
   Expansion Facilities (d)............             5,182        4,742       9.3%         10,264          9,820        4.5%
   Developed Facilities (e)............             9,124        5,693      60.3%         16,902         10,881       55.3%
                                              ------------  ------------ ------------ ------------  ------------ ------------
     Total rental income...............           197,075      188,307       4.7%        386,646        376,832        2.6%
                                              ------------  ------------ ------------ ------------  ------------ ------------

Cost of operations:
-------------------
   Consistent Group....................            58,055       50,447      15.1%        112,329        100,531       11.7%
   Acquired Facilities.................             5,409        4,330      24.9%         10,204          7,924       28.8%
   Expansion Facilities................             2,318        1,701      36.3%          4,325          3,567       21.3%
   Developed Facilities................             4,655        3,300      41.1%          8,894          6,195       43.6%
                                              ------------  ------------ ------------ ------------  ------------ ------------
   Total cost of operations............            70,437       59,778      17.8%        135,752        118,217       14.8%
                                              ------------  ------------ ------------ ------------  ------------ ------------

Net operating income (before depreciation):
-------------------------------------------
   Consistent Group....................           108,610      112,911      (3.8)%       215,545        228,271       (5.6)%
   Acquired Facilities.................            10,695       10,184       5.0%         21,402         19,405       10.3%
   Expansion Facilities................             2,864        3,041      (5.8)%         5,939          6,253       (5.0)%
   Developed Facilities................             4,469        2,393      86.8%          8,008          4,686       70.9%
                                              ------------  ------------ ------------ ------------  ------------ ------------
   Total net operating income..........           126,638      128,529      (1.5)%       250,894        258,615       (3.0)%

 Depreciation..........................           (43,485)     (43,177)      0.7%        (86,759)       (84,426)       2.8%
                                              ------------  ------------ ------------ ------------  ------------ ------------
   Operating Income....................         $  83,153    $  85,352      (2.6%)     $ 164,135     $  174,189       (5.8%)
                                              ============  ============ ============ ============  ============ ============

Number of self-storage facilities (at end
of period):............................             1,367        1,351       1.2%          1,367         1,351        1.2%
Net rentable square feet (at end of period
- in thousands):.......................            82,516       81,344       1.4%         82,516        81,344        1.4%


(a) Rental income includes late charges and administrative fees and is net of promotional discounts given. Rental income does not include retail sales or truck rental income generated at the facilities.

(b) The Consistent Group includes 1,165 facilities containing 67,729,000 net rentable square feet that have been owned prior to January 1, 2001, and operated at a mature, stabilized occupancy level since December 31, 2000.

(c) The Acquired Facilities includes 95 facilities containing 5,642,000 net rentable square feet that were acquired after January 1, 2000, that were substantially all mature, stabilized facilities at the time of their acquisition.

(d) The Expansion Facilities includes 35 facilities containing 3,805,000 net rentable square feet (of which 817,000 square feet is industrial space developed for containerized storage activities). These facilities were owned since January 1, 2002, however, operating results are not comparable throughout the periods presented due primarily to expansions in their net rentable square feet or their conversion into Combination Facilities. Such construction activities can cause a drop in revenue levels, as existing capacity is made unavailable in order to accommodate construction activities. During the three years ended December 31, 2002 and the six months ended June 30, 2003, we completed construction on expansion projects to these facilities with a total cost of $121.5 million.

(e) The Developed Facilities includes 72 facilities containing 5,340,000 net rentable square feet (of which 840,000 square feet is industrial space initially developed for use in containerized storage activities, see "Containerized Storage" and "Discontinued Operations"). These facilities were developed and opened since January 1, 1999 at a total cost of $466.0 million.

         For the six months ended June 30, 2003, we have increased the number of facilities included in the Consistent Group pool of facilities from 1,152 at December 31, 2002 to 1,165 facilities. The increase in the Consistent Group's pool of facilities is due to (i) the inclusion of 18 facilities that were in the Acquired Facilities pool at December 31, 2002, offset by (ii) the reduction of the four Knoxville facilities that are in discontinued operations (see Note 4 to the consolidated financial statements for more information on discontinued operations) and (iii) one facility that was removed from the Consistent Group because its operations were being expanded.

         As a result of the change in the Consistent Group pool, the relative weighting of markets has changed. Accordingly, comparisons should not be made between information presented in 2002 for the Consistent Group pool of 1,152 facilities and this current pool of 1,165 facilities in order to identify trends in occupancies, realized rents per square foot, or operating results.

         The Consistent Group consists of facilities that have operated at a stabilized level of operations since January 1, 2001. This group of facilities contains approximately 67,729,000 net rentable square feet, representing approximately 82% of the aggregate net rentable square feet of our self-storage portfolio. Revenues and operating expenses with respect to this group of properties are set forth in the above Self-Storage Operations table under the caption, "Consistent Group." The following table sets forth additional operating data with respect to the Consistent Group of facilities:

CONSISTENT GROUP                                        Three Months Ended June 30,                 Six Months Ended June 30,
----------------                                   ---------------------------------------   ---------------------------------------
                                                                                Percentage                                Percentage
                                                     2003            2002         Change         2003          2002         Change
                                                   ------------  ------------ ------------   ------------  ------------ ------------
                                                             (Dollar amounts in thousands, except rents per square foot)

Base rental income.........................        $ 172,911     $  163,497          5.8%     $  337,691    $  324,821         4.0%
Promotional discounts......................          (12,974)        (5,380)       141.2%        (22,949)       (6,404)      258.4%
                                                   ------------  ------------ ------------   ------------  ------------ ------------
   Adjusted base rental income.............          159,937        158,117          1.2%        314,742       318,417        (1.2)%
Late charges and administrative fees
collected..................................            6,728          5,241         28.4%         13,132        10,385        26.5%
                                                   ------------  ------------ ------------   ------------  ------------ ------------
   Total rental income.....................          166,665        163,358          2.0%        327,874       328,802        (0.3)%

Cost of operations:
     Property taxes........................           14,947         14,189          5.3%         31,478        29,965         5.0%
     Direct property payroll...............           14,823         12,486         18.7%         28,699        24,906        15.2%
     Cost of managing facilities...........            4,977          4,600          8.2%         10,024         9,648         3.9%
     Advertising and promotion.............            5,830          4,160         40.1%          9,333         6,823        36.8%
     Utilities.............................            3,895          3,621          7.6%          7,717         7,416         4.1%
     Repairs and maintenance...............            4,488          3,792         18.4%          8,209         6,981        17.6%
     Telephone reservation center..........            2,424          2,373          2.1%          4,644         4,466         4.0%
     Property insurance....................            2,452          1,652         48.4%          3,852         2,952        30.5%
     Other.................................            4,219          3,574         18.0%          8,373         7,374        13.5%
                                                   ------------  ------------ ------------   ------------  ------------ ------------
   Total cost of operations................           58,055         50,447         15.1%        112,329       100,531        11.7%
                                                   ------------  ------------ ------------   ------------  ------------ ------------

Net operating income before depreciation...          108,610        112,911         (3.8)%       215,545       228,271        (5.6)%
Depreciation...............................          (36,218)       (36,811)        (1.6)%       (71,961)      (71,875)        0.1%
                                                   ------------  ------------ ------------   ------------  ------------ ------------
Operating income...........................        $  72,392     $   76,100         (4.9)%    $  143,584    $  156,396        (8.2)%
                                                   ============  ============ ============   ============  ============ ============

Gross margin (before depreciation).........           65.2%          69.1%          (5.6)%        65.7%         69.4%         (5.3)%

Weighted average for the period:
   Square foot occupancy (a)...............           89.1%          86.3%           3.2%         86.9%         84.9%          2.4%
   Realized annual rent per occupied
     square foot (b).......................        $  10.60      $   10.82          (2.0)%    $   10.70     $   11.08         (3.4)%
   REVPAR (c)..............................        $   9.45      $    9.34           1.2%     $    9.29     $    9.40         (1.2)%

 Weighted average at June 30:
   Square foot occupancy...................                                                       91.2%         86.5%          5.4%
   In place annual rent per occupied                                                          $   11.64     $    11.71        (0.6%)
      square foot (d)......................
   Posted annual rent per square foot (e)..                                                   $   11.28     $    11.73        (3.8)%
Total net rentable square feet (in
thousands).................................                                                      67,729         67,729         0.0%


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

         During the three and six months ended June 30, 2003, net operating income (prior to depreciation) for the Consistent Group facilities decreased 3.8% and 5.6%, respectively, as compared to the same periods in 2002. These decreases are primarily attributable to increased promotional discounts combined with increased cost of operations.

         During fiscal 2002, we struggled to regain occupancy levels that were below the levels that were experienced in the prior year. The reduction in our occupancy levels resulted in a reduction in our rental income that negatively impacted property net operating income and the overall net income of the Company.

         At the end of July 2002, the average occupancy level for the Consistent Group of facilities was 85.7% as compared to 91.2% at the end of July 2001, representing a reduction of 6.0%. Beginning in mid-August 2002 and through the remainder of 2002, we reinstated a promotional discount program and advertised on television in selected markets in an effort to enhance move-in activity and improve occupancy levels. This program had a positive impact on move-in activity throughout the third and fourth quarters of 2002 and stabilized our occupancy levels. By the end of December 2002, the average occupancy level for the Consistent Group of facilities was 84.3% as compared to 85.3% at the end of December 2001, representing a reduction of 1.2% and improvement in the negative spread from July 2002.

         During the first quarter of 2003, we continued advertising on television and offering promotional discounts to new incoming tenants. These activities continued to have a positive impact on our occupancies. At the end of March 2003, the average occupancy level for the Consistent Group of facilities was 85.3% as compared to 83.4% at the end of March 2002, representing an increase of 2.3%. Although our average occupancy level was now higher than 2002, the level at March 31, 2003 was still well below levels we had experienced in years prior to 2002. In order to maintain the positive occupancy spread over 2002 and to regain to higher levels experienced in years prior to 2002, we continued to enhance move-in activity by advertising on television and offering promotional discounts to new incoming tenants throughout the second quarter of 2003. At the end of June 2003, the average occupancy level for the Consistent Group of facilities was 91.2% as compared to 86.5% at the end of June 2002, representing an increase of 5.4%.

         The increase in occupancy levels has come at a significant cost. Television advertising expense for the second quarter of 2003 was $2,719,000 as compared to $1,403,000 in the second quarter of 2002. In addition, promotional discounts totaled $12,974,000 for the second quarter of 2003 as compared to $5,380,000 for the second quarter of 2002. Therefore, despite the increase in physical occupancy, net operating income (before depreciation) for our Consistent Group of facilities was lower in the second quarter of 2003 as compared to the same period of 2002. This reduction was due primarily to higher levels of advertising expense and reduced rental income caused by increased promotional discounting.

         Total operating expenses increased 15.1% for the three months ended June 30, 2003 as compared to the same period in 2002. This increase was due primarily to increases in payroll, advertising and promotion, property tax, and repairs and maintenance costs. Direct property payroll increased 18.7% in the three months ended June 30, 2003 as compared to the same period in 2002 due primarily to increased incentives paid to and hours worked by property operating personnel. Advertising and promotion increased 40.1% in the three months ended June 30, 2003 as compared to the same period in 2002 primarily due to an increase in television advertising expense from $1,403,000 in the three months ended June 30, 2002 to $2,719,000 for the same period in 2003. Repairs and maintenance cost have increased 18.4% for the three months ended June 30, 2003, as compared to the same period in 2002, as a result of costs to remedy mold issues at several facilities in Southern states combined with a general increase in cost that we expect will continue at least over the next 12 months to address deferred maintenance at our facilities.

         Total operating expenses increased 11.7% for the six months ended June 30, 2003 as compared to the same period in 2002. This increase was due to increases in payroll, advertising and promotion, property tax, and repairs and maintenance costs. Direct property payroll increased 15.2% due primarily to increased incentives paid to and hours worked by property operating personnel. Advertising and promotion increased 36.8% primarily due to an increase in television advertising from $1,943,000 in the six months ended June 30, 2002 to $4,222,000 for the same period in 2003. Repairs and maintenance have increased 17.6% in the six months ended June 30, 2003 as compared to the same period in 2002 due to costs to remedy mold issues in several facilities in Southern states, increased snow removal expenses, as well as a general increase in costs that we expect will continue at least over the next 12 months to address deferred maintenance at our facilities.

         The following table summarizes additional selected financial data with respect to the Consistent Group of Facilities:

                                            For the three months ended
                     ------------------------------------------------------------------------
                        March 31,          June 30,         September 30,       December 31,         Full Year
                     -------------      -------------      -------------        -------------     -------------
                                      (Amounts in thousands, except for per square foot amounts)
Total rental income:
2003............      $   161,209        $   166,665
2002............      $   165,444        $   163,358         $  168,257          $  161,388        $   658,447

Promotional discounts given:
2003............      $     9,975        $    12,974
2002............      $     1,024        $     5,380         $    4,721          $    7,301        $    18,426

Total cost of operations:
2003............      $    54,274        $    58,055
2002............      $    50,084        $    50,447         $   52,375          $   57,759        $   210,665

Television advertising expense:
2003............      $     1,503        $     2,719
2002............      $       540        $     1,403         $    1,934          $    3,913        $     7,790

REVPAR:
2003............      $      9.14        $      9.45
2002............      $      9.46        $      9.34         $     9.60          $     9.18        $      9.40

Weighted  average  realized  annual  rent  per  occupied
square foot for the period:
2003............      $     10.78        $     10.60
2002............      $     11.33        $     10.82         $    11.20          $    10.81        $     11.04

Weighted average occupancy levels for the period:
2003............            84.8%              89.1%
2002............            83.5%              86.3%               85.7%              85.0%              85.1%

Weighted average occupancy at July 31,
2003............                                                   91.7%
2002............                                                   85.7%


         We are pleased with the occupancy gains that we have achieved thus far this year, however, our experience has been that on average approximately 25% to 30% of our new customers will move out within the first 60 to 90 days. Our current occupancy levels have been achieved in large part on the move-in activity over the past four months. Accordingly, we expect that our move-out activity will continue at a higher level putting pressure on our occupancy levels. Compounding the pressure on our occupancies will be the normal seasonal increase in move-out activity that we have historically experienced in the third and fourth quarters. In order to achieve a sustainable high level of occupancy, we expect to continue promotional discounting and television advertising during at least the remainder of 2003, though the level of such activities cannot be estimated at this time. The up front costs of these marketing activities, and the increases in discounts, are expected to continue to adversely impact our operating income during 2003. We believe, however, that these activities have and will continue to have a positive impact on our occupancy levels. Ultimately, we believe higher occupancy levels will result in higher rental income.

         As indicated on the above table, the weighted average occupancy of the Consistent Group facilities was 91.7% at July 31, 2003 as compared to 85.7% at July 31, 2002, representing an increase of 7.0%. This increase, however, has come at a significant cost, as promotional discounts and television advertising costs are expected to be higher in the quarter ended September 30, 2003 than in the same period in 2002.

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

         Analysis of Regional Trends
         ---------------------------

         The following table sets forth regional trends in our consistent group of facilities:

Consistent Group Operating Trends by Region:
--------------------------------------------
                                                   Three months ended June 30,              Six months ended June 30,
                                              --------------------------------------  ----------------------------------------
                                                                         Percentage                               Percentage
                                                 2003          2002        Change        2003          2002         Change
                                              ------------ ------------ ------------  ------------  ------------  ------------
                                                                      (Dollar amounts in thousands)
Rental income:
   Southern California  (120 facilities)       $   28,161   $   26,106       7.9%      $  55,291     $   52,448        5.4%
   Northern California  (108 facilities)           19,540       19,055       2.5%         38,601         38,507        0.2%
   Texas  (140 facilities)..........               15,473       15,542      (0.4)%        30,518         31,373       (2.7)%
   Florida  (108 facilities)........               13,910       13,500       3.0%         27,542         27,437        0.4%
   Illinois  (82 facilities)........               12,504       13,113      (4.6)%        24,800         26,417       (6.1)%
   Georgia  (56 facilities).........                5,866        5,805       1.1%         11,567         11,708       (1.2)%
   All other states  (551 facilities)              71,211       70,237       1.4%        139,555        140,912       (1.0)%
                                              ------------ ------------ ------------  ------------  ------------  ------------
Total rental income.................              166,665      163,358       2.0%        327,874        328,802       (0.3)%
                                              ------------ ------------ ------------  ------------  ------------  ------------

Cost of operations:
   Southern California..............                6,846        5,825      17.5%         13,439         11,586       16.0%
   Northern California..............                5,213        4,646      12.2%         10,284          8,994       14.3%
   Texas............................                7,153        6,102      17.2%         13,462         12,094       11.3%
   Florida..........................                5,734        4,855      18.1%         10,796          9,234       16.9%
   Illinois.........................                5,483        5,133       6.8%         11,014         10,357        6.3%
   Georgia..........................                2,299        1,906      20.6%          4,275          3,660       16.8%
   All other states.................               25,327       21,980      15.2%         49,059         44,606       10.0%
                                              ------------ ------------ ------------  ------------  ------------  ------------
Total cost of operations............               58,055       50,447      15.1%        112,329        100,531       11.7%
                                              ------------ ------------ ------------  ------------  ------------  ------------

Consistent Group Operating Trends by Region: (Continued)
--------------------------------------------------------
                                                   Three months ended June 30,              Six months ended June 30,
                                              --------------------------------------  ----------------------------------------
                                                                         Percentage                               Percentage
                                                 2003          2002        Change        2003          2002         Change
                                              ------------ ------------ ------------  ------------  ------------  ------------
                                                                      (Dollar amounts in thousands)

Net operating income (before depreciation):
   Southern California..............               21,315       20,281       5.1%         41,852         40,862        2.4%
   Northern California..............               14,327       14,409      (0.6)%        28,317         29,513       (4.1)%
   Texas............................                8,320        9,440     (11.9)%        17,056         19,279      (11.5)%
   Florida..........................                8,176        8,645      (5.4)%        16,746         18,203       (8.0)%
   Illinois.........................                7,021        7,980     (12.0)%        13,786         16,060      (14.2)%
   Georgia..........................                3,567        3,899      (8.5)%         7,292          8,048       (9.4)%
   All other states.................               45,884       48,257      (4.9)%        90,496         96,306       (6.0)%
                                              ------------ ------------ ------------  ------------  ------------  ------------
Total net operating income..........           $  108,610   $  112,911      (3.8)%     $ 215,545     $  228,271       (5.6)%
                                              ------------ ------------ ------------  ------------  ------------  ------------

Weighted average occupancy:
   Southern California..............                90.5%        87.3%        3.7%         89.5%          86.7%         3.2%
   Northern California..............                89.9%        86.3%        4.2%         87.7%          85.3%         2.8%
   Texas............................                89.7%        85.8%        4.5%         87.1%          84.7%         2.8%
   Florida..........................                90.9%        86.0%        5.7%         88.7%          85.2%         4.1%
   Illinois.........................                86.6%        83.8%        3.3%         84.0%          82.3%         2.1%
   Georgia..........................                91.2%        85.1%        7.2%         88.2%          83.7%         5.4%
   All other states.................                88.1%        86.6%        1.7%         85.8%          84.8%         1.3%
                                              ------------ ------------ ------------  ------------  ------------  ------------
Total weighted average occupancy....                89.1%        86.3%        3.2%         86.9%          84.9%         2.4%
                                              ------------ ------------ ------------  ------------  ------------  ------------

REVPAR:
   Southern California..............               $14.47       $13.50        7.2%        $14.20         $13.57         4.6%
   Northern California..............                12.89        12.65        1.9%         12.73          12.79        (0.5)%
   Texas............................                 6.87         6.94       (1.0)%         6.77           7.01        (3.4)%
   Florida..........................                 8.08         8.01        0.9%          8.21           8.32        (1.3)%
   Illinois.........................                 9.43        10.02       (5.9)%         9.53          10.24        (6.9)%
   Georgia..........................                 6.90         7.00       (1.4)%         6.79           7.07        (4.0)%
   All other states.................                 8.83         8.77        0.7%          8.60           8.75        (1.7)%
                                              ------------ ------------ ------------  ------------  ------------  ------------
Total REVPAR:.......................                $9.45        $9.34        1.2%         $9.29          $9.40        (1.2)%
                                              ------------ ------------ ------------  ------------  ------------  ------------

Realized annual rent per occupied square foot:
   Southern California..............               $15.99       $15.47        3.4%        $15.86         $15.65         1.3%
   Northern California..............                14.34        14.66       (2.2)%        14.52          14.99        (3.1)%
   Texas............................                 7.66         8.09       (5.3)%         7.77           8.28        (6.2)%
   Florida..........................                 8.89         9.31       (4.5)%         9.25           9.77        (5.3)%
   Illinois.........................                10.89        11.95       (8.9)%        11.34          12.44        (8.8)%
   Georgia..........................                 7.56         8.22       (8.0)%         7.70           8.44        (8.8)%
   All other states.................                10.02        10.13       (1.1)%        10.01          10.32        (3.0)%
                                              ------------ ------------ ------------  ------------  ------------  ------------
Total realized annual rent per occupied
  square foot:......................               $10.60       $10.82       (2.0)%       $10.70         $11.08        (3.4)%
                                              ------------ ------------ ------------  ------------  ------------  ------------

         Self-Storage Operations - Acquired Facilities

         The "Acquired Facilities," at June 30, 2003, are comprised of 95 self-storage facilities containing 5,642,000 net rentable square feet that were acquired in 2000, 2001, and 2002. These facilities were substantially all mature, stabilized facilities at the time of their acquisition. The following table summarizes operating data with respect to these 95 facilities:

ACQUIRED FACILITIES
-------------------
                                                         Three Months Ended June 30,            Six Months Ended June 30,
                                                    --------------------------------------  ------------------------------------
                                                       2003          2002        Change       2003         2002       Change
                                                    ------------ ------------ ------------  ----------  ----------  ------------

                                                                           (Dollar amounts in thousands)
Rental income (a):
   Self-storage facilities acquired in 2002 (a)      $   14,844   $   13,400    $  1,444    $  29,161    $ 25,110    $  4,051
   Self-storage facility acquired in 2001 (b)..             138          105          33          269         201          68
   Self-storage facilities acquired in 2000 (c)           1,122        1,009         113        2,176       2,018         158
                                                    ------------ ------------ ------------  ----------  ----------  ------------
     Total rental income.......................          16,104       14,514       1,590       31,606      27,329       4,277
                                                    ------------ ------------ ------------  ----------  ----------  ------------
Cost of operations:
   Self-storage facilities acquired in 2002 (a)           4,795        3,836         959        9,072       6,967       2,105
   Self-storage facility acquired in 2001 (b)..              44           41           3           83          79           4
   Self-storage facilities acquired in 2000 (c)             570          453         117        1,049         878         171
                                                    ------------ ------------ ------------  ----------  ----------  ------------
     Total cost of operations..................           5,409        4,330       1,079       10,204       7,924       2,280
                                                    ------------ ------------ ------------  ----------  ----------  ------------
Net operating income before depreciation:
----------------------------------------
   Self-storage facilities acquired in 2002 (a)          10,049        9,564         485       20,089      18,143       1,946
   Self-storage facility acquired in 2001 (b)..              94           64          30          186         122          64
   Self-storage facilities acquired in 2000 (c)             552          556          (4)       1,127       1,140         (13)
                                                    ------------ ------------ ------------  ----------  ----------  ------------
     Net operating income......................          10,695       10,184         511       21,402      19,405       1,997
 Depreciation..................................          (2,564)      (2,745)        181       (5,455)     (5,149)       (306)
                                                    ------------ ------------ ------------  ----------  ----------  ------------
   Operating Income............................      $    8,131   $    7,439    $    692    $  15,947    $ 14,256    $  1,691
                                                    ============ ============ ============  ==========  ==========  ============

Weighted average square foot occupancy during the
period:
   Self-storage facilities acquired in 2002 (a)           89.9%        80.0%      12.4%         87.8%        78.5%      11.8%
   Self-storage facility acquired in 2001 (b)..           93.0%        61.3%      51.7%         88.8%        56.2%      58.0%
   Self-storage facilities acquired in 2000 (c)           83.0%        68.6%      21.0%         78.2%        66.1%      18.3%
                                                    ------------ ------------ ------------  ----------  ----------  ------------
                                                          89.3%        78.7%      13.5%         87.0%        77.1%      12.8%
                                                    ============ ============ ============  ==========  ==========  ============

Number of self-storage facilities (at end of                 95           89           6            95           89         6
period)........................................
Net rentable square feet (in thousands, at end of
   period).....................................           5,642        5,295         347         5,642        5,295       347
Cumulative acquisition cost (at end of period).       $ 405,684    $ 383,599    $ 22,085     $ 405,684    $ 383,599  $ 22,085


(a) The 2002 acquisitions includes 47 properties acquired on January 16, 2002 from an affiliated development joint venture at a total cost of $269,898,000, 31 properties acquired on January 1, 2002 in connection with business combinations with two affiliated partnerships at a total cost of $60,528,000, and 9 facilities acquired from third parties at a total cost of $30,117,000.

(b) The 2001 acquisition was acquired from a third party at a cost of $3,503,000.

(c) The 2000 acquisitions are comprised of seven facilities acquired from third parties at a total cost of $41,638,000.

         Rental income and cost of operations for the Acquired Facilities have increased significantly in the three months ended June 30, 2003 as compared to 2002, due primarily to the acquisition of new facilities in 2002.

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

         Self-Storage Operations - Expansion Facilities

         Since January 1, 2000, we expanded 35 self-storage facilities or converted them to Combination Facilities (defined below). These activities caused a drop in revenue levels, as existing capacity was made unavailable in order to accommodate construction activities and, as a result, the operating results are not comparable. At June 30, 2003, the weighted average occupancy level was approximately 86% as compared to 70% one year earlier. The operating results for these facilities are presented in the Self-Storage Operations table above under the caption, "Expansion Facilities."

         Depreciation expense with respect to the expansion facilities was $1,550,000 and $3,041,000 for the three and six months ended June 30, 2003, respectively, as compared to $1,431,000 and $3,050,000, respectively, for the same periods in 2002. These 35 facilities contain approximately 3,805,000 net rentable square feet at June 30, 2003 (which includes the expanded space, and 817,000 square feet of industrial space developed for containerized storage activities - see "Containerized Storage" and "Discontinued Operations"). The aggregate construction costs to complete these expansions totaled approximately $121,510,000.

         A portion of the 817,000 net rentable square feet of industrial space included in these facilities was previously used by the discontinued containerized storage operations. As described under "Liquidity and Capital Resources," we are converting a portion of this industrial space into traditional self-storage units.

         Self-Storage Operations -Developed Facilities

         Since January 1, 1999, we have opened 55 newly developed self-storage facilities and 17 facilities that were developed to contain both self-storage and portable self-storage at the same location ("Combination Facilities"). These newly developed facilities have an aggregate of 5,324,000 net rentable square feet (of which 840,000 net rentable square feet is industrial space initially developed for containerized storage activities - see "Containerized Storage" and "Discontinued Operations"). Aggregate development cost for these 72 facilities was approximately $465,953,000. The operating results of the self-storage facilities and Combination Facilities are reflected in the Self-Storage Operations table under the caption, "Developed Facilities."

         The following table sets forth the operating results and selected operating data with respect to the Developed Facilities:

DEVELOPED FACILITIES
--------------------
                                                Three Months Ended June 30,             Six Months Ended June 30,
                                           --------------------------------------  -------------------------------------
                                              2003          2002        Change        2003        2002        Change
                                           -----------  -----------   -----------  -----------  -----------  -----------
                                                                  (Dollar amounts in thousands)
Rental income:
   Self-storage facilities............      $   6,635    $   4,200     $  2,435     $  12,271   $   8,019    $  4,252
   Combination Facilities.............          2,489        1,493          996         4,631       2,862       1,769
                                           -----------  -----------   -----------  -----------  -----------  -----------
     Total rental income..............          9,124        5,693        3,431        16,902      10,881       6,021
                                           -----------  -----------   -----------  -----------  -----------  -----------

Cost of operations:
   Self-storage facilities............          3,265        2,165        1,100         6,322       4,062       2,260
   Combination Facilities.............          1,390        1,135          255         2,572       2,133         439
                                           -----------  -----------   -----------  -----------  -----------  -----------
     Total cost of operations.........          4,655        3,300        1,355         8,894       6,195       2,699
                                           -----------  -----------   -----------  -----------  -----------  -----------

Net operating income before depreciation:
   Self-storage facilities............          3,370        2,035        1,335         5,949       3,957       1,992
   Combination Facilities.............          1,099          358          741         2,059         729       1,330
                                           -----------  -----------   -----------  -----------  -----------  -----------
     Net operating income.............          4,469        2,393        2,076         8,008       4,686       3,322
 Depreciation.........................         (3,153)      (2,190)        (963)       (6,302)     (4,352)     (1,950)
                                           -----------  -----------   -----------  -----------  -----------  -----------
   Operating income...................       $   1,316    $     203    $  1,113      $  1,706    $     334   $  1,372
                                           ===========  ===========   ===========  ===========  ===========  ===========

Weighted average square foot occupancies
for the period:
   Self-storage facilities............          66.8%        55.5%       20.4%          61.8%       52.4%      17.9%
   Combination Facilities.............          73.0%        42.4%       72.2%          67.1%       38.2%      75.7%
                                           -----------  -----------   -----------  -----------  -----------  -----------
     Total............................          68.2%        51.7%       31.9%          63.0%       48.3%      30.4%
                                           ===========  ===========   ===========  ===========  ===========  ===========
Self-storage facilities, at end of
   period:
   Number of facilities...............                                                     55          42         13
   Net rentable square feet...........                                                  3,479       2,623        856
   Total development cost.............                                               $310,367   $ 218,610    $91,757
Combination Facilities, at end of period:
   Number of facilities...............                                                     17          17          -
   Net rentable square feet (a).......                                                  1,861       1,844         17
   Total development cost (a).........                                               $155,586   $ 154,177    $ 1,409


(a) During the three months ended June 30, 2003, we completed the conversion of a PUD container facility to a self-storage facility, at an aggregate cost of $1,409,000. As a result of this conversion, the Company converted a total of 38,000 net rentable square feet of industrial space into 55,000 net rentable square feet of traditional miniwarehouse space.

         The following table summarizes operating data for the 55 newly developed self-storage facilities that opened since January 1, 1999:

DEVELOPED SELF-STORAGE FACILITIES
---------------------------------
                                                         Three Months Ended June 30,            Six Months Ended June 30,
                                                     -------------------------------------  -----------------------------------
                                                       2003          2002        Change       2003         2002       Change
                                                     -----------  -----------   ----------  -----------  ----------- ----------
                                                                           (Dollar Amounts in thousands)
Rental income:
   Self-storage facilities opened in 2003......      $      189   $        -    $    189    $     193    $      -    $    193
   Self-storage facilities opened in 2002......           1,524          138       1,386        2,651         145       2,506
   Self-storage facilities opened in 2001......           1,500        1,060         440        2,796       1,996         800
   Self-storage facilities opened in 2000......           2,593        2,251         342        5,020       4,395         625
   Self-storage facilities opened in 1999......             829          751          78        1,611       1,483         128
                                                     -----------  -----------   ----------  -----------  ----------- ----------
     Total rental income.......................           6,635        4,200       2,435       12,271       8,019       4,252
                                                     -----------  -----------   ----------  -----------  ----------- ----------
Cost of operations:
   Self-storage facilities opened in 2003......             235            -         235          310           -         310
   Self-storage facilities opened in 2002......             861          247         614        1,676         283       1,393
   Self-storage facilities opened in 2001......             893          707         186        1,714       1,380         334
   Self-storage facilities opened in 2000......           1,009          949          60        2,056       1,886         170
   Self-storage facilities opened in 1999......             267          262           5          566         513          53
                                                     -----------  -----------   ----------  -----------  ----------- ----------
     Total cost of operations..................           3,265        2,165       1,100        6,322       4,062       2,260
                                                     -----------  -----------   ----------  -----------  ----------- ----------
Net operating income before depreciation:
   Self-storage facilities opened in 2003......             (46)           -         (46)        (117)          -        (117)
   Self-storage facilities opened in 2002......             663         (109)        772          975        (138)      1,113
   Self-storage facilities opened in 2001......             607          353         254        1,082         616         466
   Self-storage facilities opened in 2000......           1,584        1,302         282        2,964       2,509         455
   Self-storage facilities opened in 1999......             562          489          73        1,045         970          75
                                                     -----------  -----------   ----------  -----------  ----------- ----------
   Net operating income........................           3,370        2,035       1,335        5,949       3,957       1,992
 Depreciation..................................          (2,049)      (1,287)       (762)      (4,102)     (2,555)     (1,547)
                                                     -----------  -----------   ----------  -----------  ----------- ----------
   Operating income............................      $    1,321   $      748    $    573    $   1,847    $  1,402    $    445
                                                     ===========  ===========   ==========  ===========  =========== ==========

Weighted average square foot occupancy during the
period:
   Self-storage facilities opened in 2003......           23.2%         -           -           17.4%        -           -
   Self-storage facilities opened in 2002......           54.8%        14.4%      280.6%        47.3%       11.8%      300.8%
   Self-storage facilities opened in 2001......           66.7%        42.6%       56.6%        60.5%       39.1%       57.7%
   Self-storage facilities opened in 2000......           87.3%        74.8%       16.7%        84.6%       71.4%       18.5%
   Self-storage facilities opened in 1999......           91.3%        87.6%        4.2%        90.6%       85.4%        6.1%
                                                     -----------  -----------   ----------  -----------  ----------- ----------
                                                          66.8%        55.5%       20.4%        61.8%       52.4%       17.9%
                                                     ===========  ===========   ==========  ===========  =========== ==========
Number of facilities:
   Self-storage facilities opened in 2003......                                                     6           -           6
   Self-storage facilities opened in 2002......                                                    14           7           7
   Self-storage facilities opened in 2001......                                                    12          12           -
   Self-storage facilities opened in 2000......                                                    18          18           -
   Self-storage facilities opened in 1999......                                                     5           5           -
                                                                                            -----------  ----------- ----------
                                                                                                   55          42          13
                                                                                            ===========  =========== ==========

Cumulative Development Cost:
   Self-storage facilities opened in 2003......                                             $  42,059    $       -   $ 42,059
   Self-storage facilities opened in 2002......                                                93,413       43,715     49,698
   Self-storage facilities opened in 2001......                                                66,905       66,905          -
   Self-storage facilities opened in 2000......                                                82,819       82,819          -
   Self-storage facilities opened in 1999......                                                25,171       25,171          -
                                                                                            -----------  ----------- ----------
                                                                                            $ 310,367    $ 218,610   $ 91,757
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

         Similar to our Consistent Group of facilities, the newly developed self-storage facilities participated in promotional discounting and advertising activities to enhance occupancy levels. During the three months ended June 30, 2003, the newly developed self-storage facilities had a weighted average occupancy level of approximately 66.8%.

         Property operating expenses are substantially fixed, consisting primarily of payroll, property taxes, utilities, and marketing costs. The rental revenue of a newly developed facility will generally not cover its property operating expenses (excluding depreciation) until the facility has reach an occupancy level of approximately 30% to 34%. However, at that occupancy level, the rental revenues from the facility are still not sufficient to cover the related depreciation expense and cost of capital with respect to the facility's development cost. During construction of the self-storage facility, we capitalize interest costs and include such cost as part of the overall development cost of the facility. Once the facility is opened for operations, interest is no longer capitalized.

         Due to the relationship between the generation of rental income and immediate recognition of expenses upon opening of a facility, our development activities have had a negative impact on our net income. We estimate that our net income has been negatively impacted by approximately $15,757,000 and $13,383,000, in the six months ended June 30, 2003 and 2002, respectively, as a result of the difference between the revenues generated by the Developed Facilities and the operating expenses, depreciation, and cost of capital with respect to these facilities as described above. These amounts include approximately $6,302,000 and $4,352,000, in the six months ended June 30, 2003 and 2002, respectively, in depreciation expense.

         We continue to develop facilities, despite the short-term earnings dilution experienced during the fill-up period, because we believe that the ultimate returns on developed facilities are favorable. In addition, we believe that it is advantageous for us to continue to expand our asset base and benefit from the resultant increased critical mass with facilities that will improve our portfolio's overall average construction and location quality.

         We expect that over at least the next 24 months, the Developed Facilities will continue to have a negative impact to our earnings, however, to a much lesser degree than experienced in 2002. Furthermore, the 40 expansion and newly developed facilities in our development pipeline described in "Liquidity and Capital Resources - Acquisition and Development of Facilities" that we expect to be opened for operation over approximately the next 24 months will also negatively impact our earnings until they reach a stabilized occupancy level.

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

         Our commercial operations are comprised of 992,000 net rentable square feet of commercial space operated at certain of the self-storage facilities, and three stand-alone commercial facilities having a total of 195,000 net rentable square feet. In addition, we own an industrial building with 67,000 net rentable square feet that was opened in 2001. This facility was previously used by the containerized storage operations, and is now classified as "real estate facilities held for sale" on our June 30, 2003 balance sheet.

         The following table sets forth the historical commercial property amounts included in the financial statements:

COMMERCIAL PROPERTY OPERATIONS
(EXCLUDING DISCONTINUED OPERATIONS):
                                                Three Months Ended June 30,             Six Months Ended June 30,
                                            -------------------------------------   -----------------------------------
                                              2003          2002        Change        2003        2002        Change
                                            ----------   ----------    ----------   ----------  ----------   ----------
Rental income                               $   2,943    $   3,067     $   (124)    $   5,789   $   6,023    $   (234)
 Cost of operations...................         (1,045)      (1,106)          61        (2,238)     (2,198)        (40)
                                            ----------   ----------    ----------   ----------  ----------   ----------
   Net operating income...............          1,898        1,961          (63)        3,551       3,825        (274)

 Depreciation.........................           (674)        (670)          (4)       (1,299)     (1,369)         70
                                            ----------   ----------    ----------   ----------  ----------   ----------
   Operating income...................      $   1,224    $   1,291     $    (67)     $  2,252   $   2,456    $   (204)
                                            ==========   ==========    ==========   ==========  ==========   ==========

         The decrease in rental income for June 30, 2003 as compared to the same period in 2002 is due primarily to a vacancy in one of the three stand-alone commercial facilities, which caused a reduction in rental income of approximately $198,000.

         During 2002, we sold one of our commercial facilities to a third party for an aggregate $3.9 million in cash. The historical operations with respect to this facility are classified as "Discontinued Operations" in our income statement and are not included in the above table.

         CONTAINERIZED STORAGE OPERATIONS: In August 1996, Public Storage Pickup & Delivery ("PSPUD"), a subsidiary of the Company, made its initial entry into the containerized storage business through its acquisition of a single facility operator located in Irvine, California. At June 30, 2003, PSPUD operated 32 facilities in 11 states, which are located in major markets in which we have significant market presence with respect to our traditional self-storage facilities. During 2002, we reevaluated our operational strategy and decided to closed 22 of the 55 containerized storage facilities that were open at January 1, 2002. As of June 30, 2003, 21 of the 22 facilities have been closed and the remaining facility is expected to be closed by December 31, 2003. In addition, during the second quarter of 2003, we closed one additional facility that was not included in the original 22 facilities targeted for closure. These 23 facilities are herein referred to as the "Closed Facilities". The operations with respect to the Closed Facilities, including historical operating results for previous periods, are not included in the table below and instead are included in Discontinued Operations. PSPUD's operations, which exclude the Closed Facilities, are reflected on the table below:


CONTAINERIZED STORAGE
(EXCLUDING DISCONTINUED OPERATIONS)
                                           For the three months ended June 30,    For the six months ended June 30,
                                           -----------------------------------  ----------------------------------
                                             2003          2002        Change      2003       2002       Change
                                           ----------   ----------    --------  ----------  ---------   ----------

                                                                  (Amounts in thousands)
Rental and other income ............         $10,402       $8,661      $1,741    $19,638     $16,567     $3,071
                                          ----------   ----------    --------  ----------  ---------   ----------
Cost of operations:
    Direct operating costs..........           6,306        5,586         720     11,883      10,634      1,249
    Facility lease expense..........             555          566         (11)     1,114       1,173        (59)
                                          ----------   ----------    --------  ----------  ---------   ----------
       Total cost of operations.....           6,861        6,152         709     12,997      11,807      1,190
                                          ----------   ----------    --------  ----------  ---------   ----------
    Operating income prior to
      depreciation..................           3,541        2,509       1,032      6,641       4,760      1,881
Depreciation expense (a)............          (2,155)      (1,616)       (539)    (4,136)     (3,042)    (1,094)
                                          ----------   ----------    --------  ----------  ---------   ----------
Operating income....................          $1,386         $893        $493     $2,505      $1,718       $787
                                          ==========   ==========    ========  ==========  =========   ==========

(a) Depreciation expense principally relates to the depreciation related to the containers; however, depreciation expense for the three and six months ended June 30, 2003 includes $464,000 and $854,000, respectively, with respect to real estate facilities. Depreciation expense for the three months ended June 30, 2002 includes $375,000 and $593,000, respectively, with respect to real estate facilities

         Rental and other income includes monthly rental charges to customers for storage of the containers, service fees charged for pickup and delivery of containers to customers' homes. Rental income increased to $10,402,000 and $19,638,000 for the three and six months ended June 30, 2003, respectively, from $8,661,000 and $16,567,000, respectively, for the same periods in 2002 primarily as a result of higher per container rents and an increase in the number of occupied containers. At June 30, 2003, there were approximately 50,000 occupied containers in the 32 facilities that are reflected in these "ongoing" operations.

         Direct operating costs principally includes payroll, equipment lease expense, utilities and vehicle expenses (fuel and insurance).

         Depreciation expense with respect to the containers and other non-real estate assets of the containerized storage operations increased $833,000 for the six months ended June 30, 2003 as compared to the same period in 2002 due primarily to reduced estimated useful lives of the containers and other assets of the containerized storage operations. We reevaluated the historical results with respect to wear and functional obsolescence of these assets. Based upon the results of this review, we decreased the estimated useful lives with respect to these assets effective January 1, 2003.

         At June 30, 2003, eight of the 32 containerized storage facilities are leased from third parties. The remaining 24 facilities were operated in facilities owned by the Company, comprised of 19 Combination Facilities with an aggregate of 994,000 square feet of industrial space (this square footage is a component of the total net rentable square footage of the Expansion Facilities and the Developed Facilities in the table above) and five industrial facilities having an aggregate of 420,000 net rentable square feet.

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

TENANT REINSURANCE OPERATIONS
                                                Three Months Ended June 30,             Six Months Ended June 30,
                                           --------------------------------------   ------------------------------------
                                              2003          2002        Change        2003        2002        Change
                                           -----------  -----------   -----------   ----------- -----------  -----------
                                                                     (Amounts in thousands)

Tenant reinsurance revenues...........      $   5,581    $   5,156     $    425     $  10,796   $   9,731    $  1,065
 Cost of operations...................         (3,015)      (2,523)        (492)       (5,714)     (4,816)       (898)
                                           -----------  -----------   -----------   ----------- -----------  -----------
   Operating income...................      $   2,566    $   2,633     $    (67)    $   5,082   $   4,915    $    167
                                           ===========  ===========   ===========   =========== ===========  ===========

         The level of tenant reinsurance revenues is largely dependent upon our occupancy level and move-in activity. As of June 30, 2003, approximately 38% of our self-storage tenant base has such policies. New insurance business comes from tenants who sign up for insurance as they move into our self-storage facilities.

         We have outside third-party insurance coverage for losses from any individual event that exceeds a loss of $500,000, to a limit of $10,000,000. Losses below these amounts are recorded as cost of operations for the tenant reinsurance operations.

         EQUITY IN EARNINGS OF REAL ESTATE ENTITIES: In addition to our ownership of equity interests in PSB, we had general and limited partnership interests in seven limited partnerships at June 30, 2003 (PSB and the limited partnerships are collectively referred to as the "Unconsolidated Entities"). Due to our limited ownership interest and limited control of these entities, we do not consolidate the accounts of these entities for financial reporting purposes, and account for such investments using the equity method.

         Equity in earnings of real estate entities for the three and six months ended June 30, 2003 and 2002 consists of our pro rata share of the Unconsolidated Entities based upon our ownership interest for the period. The following table sets forth the significant components of equity in earnings of real estate entities:


                                               For the three months ended June 30,       For the six months ended June 30,
                                               ------------------------------------    -------------------------------------
                                                  2003         2002        Change         2003          2002        Change
                                               ----------   ----------   ----------    ----------   ----------    ----------
                                                                          (Amounts in thousands)
Property operations:
  PSB                                           $15,331       $16,135       $(804)      $30,031       $31,558       $(1,527)
  Disposed investments (1)...............             -             9          (9)           10           304          (294)
  Other investments (2)..................         1,447         1,797        (350)        2,865         3,596          (731)
                                               ----------   ----------   ----------    ----------   ----------    ----------
                                                 16,778        17,941      (1,163)       32,906        35,458        (2,552)
                                               ----------   ----------   ----------    ----------   ----------    ----------
Depreciation:
  PSB....................................        (6,280)       (6,246)        (34)      (12,309)      (12,347)           38
  Disposed investments (1)...............             -             -           -             -           (65)           65
  Other investments (2)..................          (564)         (279)       (285)         (829)         (484)         (345)
                                               ----------   ----------   ----------    ----------   ----------    ----------
                                                 (6,844)       (6,525)       (319)      (13,138)      (12,896)         (242)
                                               ----------   ----------   ----------    ----------   ----------    ----------
Other: (3)
  PSB (4)................................        (1,320)       (4,674)      3,354        (6,572)       (6,882)          310
  Disposed investments (1)...............             -             -           -             -             -             -
  Other investments (2)..................           385           258         127           490           576           (86)
                                               ----------   ----------   ----------    ----------   ----------    ----------
                                                   (935)       (4,416)      3,481        (6,082)       (6,306)          224
                                               ----------   ----------   ----------    ----------   ----------    ----------

Total equity in earnings of real estate
entities..................................       $8,999        $7,000      $1,999       $13,686       $16,256       $(2,570)
                                               ==========   ==========   ==========    ==========   ==========    ==========

(1) Amounts include our pro rata share of the earnings for the Development Joint Venture. On January 16, 2002, we acquired a controlling interest in this partnership and began to consolidate the operations of this partnership, and no longer account for our interest in this partnership using the equity method (see Note 3 to the consolidated financial statements). Amounts also include income with respect to an investment that was disposed of in the second quarter of 2003.

(2) Amounts include equity in earnings recorded for investments that have been held consistently throughout each of the three and six months ended June 30, 2003 and 2002.

(3) "Other" reflects our share of general and administrative expense, interest expense, interest income, and other non-property, non-depreciation related operating results of these entities.

(4) "Other" with respect to PSB also includes the net impact of PSB's gains on sales of assets recorded in the first and second quarters of 2003 and in the second quarter of 2002, as well as the impact of an impairment charge recorded by PSB in the first quarter of 2003 with respect to an impending sale of real estate assets. Our net pro rata share of these items for the three months ended June 30, 2003 was $2,583,000 compared to none for the same period in 2002. Our net pro rata share of these items for the six months ended June 30, 2003 and 2002 was $453,000 and $2,241,000, respectively.

         The increase in equity in earnings of real estate entities for the three months ended June 30, 2003 as compared to 2002 is primarily due to a net gain on sale of real estate assets recorded by PSB. Our net pro rata share of this gain for the quarter ended June 30, 2003 totaled approximately $2,583,000; there was no such gain recorded in the same period in 2002. The decrease in equity in earnings of real estate entities for the six months ended June 30, 2003 as compared to 2002, is primarily due to a reduction in earnings for PSB, caused primarily by the net impact of a gain on sale offset by an asset impairment charge with respect to impending real estate sales recorded by PSB in the six months ended June 30, 2003, as compared to a gain on sale recorded by PSB in the six months ended June 30, 2002. Our net pro rata share of such items recorded by PSB for the six months ended June 30, 2003 was $453,000 as compared to $2,241,000 in the same period in 2002, representing a decrease of $1,788,000.

         Equity in earnings of PSB represents our pro rata share (an average of approximately 44% for the quarter ended June 30, 2003 and 2002) of the earnings of PSB. As of June 30, 2003, we owned 5,418,273 common shares and 7,305,355 operating partnership units (units which are convertible into common shares on a one-for-one basis) in PSB. At June 30, 2003, PSB owned and operated 14.9 million net rentable square feet of commercial space located in nine states. PSB also manages approximately 1,222,000 net rentable square feet of commercial space owned by the Company, the Consolidated Entities, and the Unconsolidated Entities at June 30, 2003 pursuant to property management agreements.

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

         The "Other Investments" includes our equity in earnings with respect to our pro-rata share of earnings with respect to seven limited partnerships, for which we held an approximately consistent level of equity interest during each of the six months ended June 30, 2003 and 2002. These limited partnerships were formed by the Company during the 1980's. The Company is the general partner in each limited partnership, and manages each of these facilities for a management fee that is included in "interest and other income." The limited partners consist of numerous individual investors, including the Company, which throughout the 1990's acquired units of limited partnership interests in these limited partnerships in various transactions.

         Our future earnings with respect to the "Other investments" will be dependent upon the operating results of the 36 self-storage facilities (2,186,000 net rentable square feet) that these entities own. The operating characteristics of these facilities are similar to those of the Company's self-storage facilities, and are subject to the same operational issues as the Consistent Group of self-storage facilities as discussed above. See Note 6 to the consolidated financial statements for the operating results of these entities for the six months ended June 30, 2003 and 2002.

Other Income and Expense Items
--------------------------------------------------------------------------------

         INTEREST AND OTHER INCOME: Interest in other income includes (i) the net operating results from our property management operations, (ii) merchandise sales and consumer truck rentals and (iii) interest income.

         Interest and other income has increased to $2,879,000 and $4,578,000 for the three and six months ended June 30, 2003, respectively, from $2,759,000 and $4,467,000, respectively, for the same periods in 2002. This increase reflects improved operating results on our merchandise and truck rental operations, offset partially by reduced interest on notes receivable due to principal payments and a reduction in average interest rates on outstanding cash balances. In addition, interest and other income for the six months ended June 30, 2003 reflects a reduction from the same period in 2002 due to a reduction in property management operations due to the consolidation of the Development Joint Venture, as described in Note 3 to the consolidated financial statements.

         DEPRECIATION AND AMORTIZATION: Depreciation and amortization expense was $46,314,000 and $92,194,000 for the three and six months ended June 30, 2003, respectively, as compared to $45,463,000 and $88,837,000, respectively for the same periods in 2002. Included in depreciation expense with respect to our real estate facilities was $42,266,000 and $84,329,000 for the three and six months ended June 30, 2003, respectively, as compared to $42,571,000 and $83,086,000 for the same periods in 2002, respectively. The increase in such depreciation is principally the result of property acquisitions and newly developed facilities opened for operation. Included in depreciation and amortization expense for the three and six months ended June 30, 2003 is $2,397,000 and $4,563,000, respectively, as compared to $1,241,000 and
$2,449,000 for the same periods in 2002, respectively, with respect to other assets, principally depreciation of equipment and containers associated with the containerized storage operations, which have increased as discussed in Containerized Storage Operations above. Included in depreciation and amortization expense for each of the three and six month periods ended June 30, 2003 and 2002 is $1,651,000 and $3,302,000, respectively, with respect to the amortization of property management contracts.

         GENERAL AND ADMINISTRATIVE: General and administrative expense for the three months ended June 30, 2003 increased 2.9% to $4,429,000 as compared to $4,305,000 for the same period in 2002. General and administrative expense for the six months ended June 30, 2003 increased 4.5% to $8,679,000 as compared to $8,305,000 for the same period in 2002. General and administrative expense principally consists of state income taxes, investor relation expenses, certain overhead associated with the acquisition and development of real estate facilities, corporate payroll, and overhead associated with the containerized storage business.

         Beginning January 1, 2002, we began to expense the fair value of stock options in accordance with Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("FAS 123"). As indicated by FAS 123, the estimated fair value of stock options issued after January 1, 2002 will be expensed over their vesting period. The total of such expense included in general and administrative expense was approximately $100,000 and $199,000 for the three and six months ended June 30, 2003 ($58,000 for the three and six months ended June 30, 2002). Based upon stock options granted between January 1, 2002 and June 30, 2003, the total expected annual expense for 2003 is approximately $400,000. In addition, pro-forma disclosures of the impact of stock options issued prior to January 1, 2002 (which are not expensed per the transition provisions of FAS 123) are presented in Note 12 to the financial statements. The impact of stock option expense will continue to increase in the future to the extent that additional stock options are granted.

         INTEREST EXPENSE: Interest expense was $372,000 and $1,213,000 for the three months ended June 30, 2003 and 2002, respectively. Interest expense was $825,000 and $2,315,000 for the six months ended June 30, 2003 and 2002, respectively. Interest capitalized during the three and six months ended June 30, 2003 was $1,450,000 and $2,975,000, respectively, compared to $1,426,000 and
$3,272,000, respectively, for the same periods in 2002. The decrease in interest expense in 2003 compared to 2002 is principally the result of lower interest expense on notes payable due to scheduled principal repayments.

         MINORITY INTEREST IN INCOME: Minority interest in income represents the income allocable to equity interests in the Consolidated Entities, which are not owned by the Company. The following table summarizes minority interest in income for the three and six months ended June 30, 2003 and 2002 (amounts in thousands):

                                               For the three months ended June 30,       For the six months ended June 30,
                                              ---------------------------------------- ----------------------------------------
                Description                      2003          2002         Change        2003           2002         Change
                                              ------------  ------------  ------------ ------------  ------------  ------------
Preferred partnership interests.........        $  6,727     $  6,727       $     -     $ 13,453       $   13,453     $    -
Consolidated Development Joint Venture (a)           870          329           541        1,613              636        977
Convertible Partnership Units (b).......              82           73             9          147              162        (15)
Acquired minority interests (c) ........              56          684          (628)         415            1,978     (1,563)
Other minority interests (d)............           3,035        2,800           235        5,810            5,726         84
                                              ------------  ------------  ------------ ------------  ------------  ------------
    Total minority interests in income..        $ 10,770     $ 10,613       $   157     $ 21,438       $   21,955     $ (517)
                                              ============  ============  ============ ============  ============  ============

(a) These amounts reflect income allocated to the minority interests in the Consolidated Development Joint Venture. Included in minority interest in income is $814,000 and $1,665,000 in depreciation expense for the three and six months ended June 30, 2003, respectively, as compared to $804,000 and $1,550,000, respectively, for the same periods in 2002.

(b) These amounts reflect the minority interests represented by the Convertible Partnership Units (see Note 9 to the consolidated financial statements). Included in minority interest in income is $90,000 and $187,000 in depreciation expense for the three and six months ended June 30, 2003, respectively, as compared to $94,000 and $179,000, respectively, for the same periods in 2002.

(c) These amounts reflect income allocated to minority interests that the Company acquired since December 31, 2001 and are no longer outstanding at June 30, 2003. Included in minority interest in income is $73,000 and $216,000 in depreciation expense for the three and six months ended June 30, 2003, respectively, as compared to $598,000 and $1,378,000, respectively, for the same periods in 2002.

(d) These amounts reflect income allocated to minority interests that were outstanding consistently throughout the three months ended June 30, 2003 and 2002. Included in minority interest in income is $610,000 and $1,165,000 in depreciation expense for the three and six months ended June 30, 2003, respectively, as compared to $787,000 and $1,431,000 for the same periods in 2002.

         Minority interest in income - preferred partnership interests represents the income allocable to holders of our preferred partnership units. Throughout the periods ending June 30, 2003 and 2002, we had outstanding $240,000,000 of our 9.5% Series N Cumulative Redeemable Perpetual Preferred Units which were issued on March 17, 2000, and $45,000,000 of our 9.125% Series O Cumulative Redeemable Perpetual Preferred Units which were issued on March 29, 2000. For each of the three months ended June 30, 2003 and 2002, the holders of these preferred units were paid aggregate distributions of approximately $6,727,000 and received a corresponding allocation of minority interest in earnings. We estimate that during the year ended December 31, 2003 the preferred units will be allocated $26,906,000 in income. These preferred units are not redeemable during the first 5 years; thereafter, at our option, we can call the units for redemption at the issuance amount plus any unpaid distributions.

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

         Other minority interests reflect income allocated to minority interests that have maintained a consistent level of interest throughout the three and six months ended June 30, 2003 and 2002, comprised of investments in the Consolidated Entities and the Convertible Partnership Units described in Note 9 to the Company's financial statements. The level of income allocated to these interests in the future is dependent upon the operating results of the storage facilities that these entities own, as well as any minority interests that the Company acquires in the future.

         On April 28, 2003, we acquired all of the remaining limited partnership interest not currently owned by the Company in PS Partners IV, Ltd., a partnership which is consolidated with the Company, for an aggregate of $23,377,000. Included in minority interest in income for the three months ended June 30, 2003 and 2002, with respect to these interests was approximately $56,000 and $333,000, respectively, including $73,000 and $196,000, respectively, in depreciation expense. Included in minority interest in income for the six months ended June 30, 2003 and 2002, with respect to these interests was approximately $415,000 and $726,000, respectively, including $216,000 and $370,000, respectively, in depreciation expense. Following our acquisition of these interests, no further income will be allocated to these interests.

         DISCONTINUED OPERATIONS: During the first quarter of 2003, we entered into a business plan to exit the Knoxville, Tennessee market, and listed our four self-storage facilities (the "Knoxville Facilities") in this market for sale. Accordingly, the operations of these four facilities for current and prior periods has been reclassified into the line-item "Discontinued Operations" on our income statement. These facilities were disposed of on July 25, 2003, see
Note 16 to the consolidated financial statements.

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

         The following table summarizes the historical operations of the Knoxville Facilities, the Closed Facilities, and the sold commercial facility:

DISCONTINUED OPERATIONS:
------------------------
                                        For the three months ended June 30,        For the six months ended June 30,
                                       ---------------------------------------  -----------------------------------------
                                          2003         2002         Change         2003          2002         Change
                                       ------------   ----------  ------------  ------------   ------------  ------------
                                                                    (Amounts in thousands)
Rental income (a):
  Knoxville Facilities............      $     399     $    380     $      19     $     787      $    762     $      25
  Closed Facilities...............            523        4,097        (3,574)        2,301         7,890        (5,589)
  Sold commercial facility........              -          114          (114)            -           229          (229)
                                       ------------   ----------  ------------  ------------   ------------  ------------
       Total rental income........            922        4,591        (3,669)        3,088         8,881        (5,793)
                                       ------------   ----------  ------------  ------------   ------------  ------------

Cost of operations (a):
  Knoxville Facilities............            146          127            19           316           283            33
  Closed Facilities...............            989        5,091        (4,102)        2,860         8,754        (5,894)
  Sold commercial facility........              -           24           (24)            -            46           (46)
                                       ------------   ----------  ------------  ------------   ------------  ------------
       Total cost of operations...          1,135        5,242        (4,107)        3,176         9,083        (5,907)
                                       ------------   ----------  ------------  ------------   ------------  ------------

Depreciation expense (a):
  Knoxville Facilities............            122          123            (1)          242           242             -
  Closed Facilities...............              -          435          (435)           40           910          (870)
  Sold commercial facility........              -           31           (31)            -            60           (60)
                                       ------------   ----------  ------------  ------------   ------------  ------------
       Total depreciation ........            122          589          (467)          282         1,212          (930)
                                       ------------   ----------  ------------  ------------   ------------  ------------

Asset impairment charges (b):
  Closed Facilities...............            750            -           750           750             -           750
                                       ------------   ----------  ------------  ------------   ------------  ------------

Net discontinued operations.......      $  (1,085)    $ (1,240)    $     155     $  (1,120)     $ (1,414)    $     294
                                       ============   ==========  ============  ============   ============  ============


(a) These amounts represent the historical operations of the Knoxville Facilities, the Closed Containerized Operations and the sold commercial facility, and include amounts previously classified as rental income, cost of operations, and depreciation expense in the financial statements in prior periods.

(b) An impairment charge of $750,000 was recorded in the second quarter of 2003 with respect to a real estate facility held for sale at June 30, 2003, which was previously used by the discontinued containerized storage operations.

         As of June 30, 2003, 22 of the 23 Closed Facilities were closed. We expect that the remaining facility will be closed by the December 31, 2003 and will continue to generate operating losses until final closure.

         GAIN (LOSS) IN DISPOSITION OF REAL ESTATE: During the first quarter of 2003, we disposed of two self-storage facilities and a parcel of land for an aggregate of $7,713,000 in cash, and recognized a gain on disposition of $14,000. During the quarter ended June 30, 2003, we disposed of two additional parcels of land for an aggregate of $4,147,000, recognizing a gain on disposition of $430,000, and disposed of an investment in real estate entities for an aggregate of $851,000, for a gain of approximately $316,000. During the second quarter ended June 30, 2002, we recorded a loss of $1,839,000 on the pending sale of minority interests.

         The Knoxville Facilities were disposed of on July 25, 2003 for aggregate gross proceeds of $11.0 million. The Company financed a substantial part of the buyer's consideration in exchange for a note receivable from the buyer, and in accordance with generally accepted accounting principles, the Company will defer the sale and the corresponding gain of approximately $4.5 million. While there can be no assurance, the Company expects that the note receivable will be collected in full, and the estimated gain on sale will be recorded for financial reporting purposes, by the end of 2003.

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

                                                                      For the six months ended
                                                                              June 30,
                                                                  -----------------------------------
                                                                      2003                2002
                                                                  ----------------   ----------------
                                                                       (amounts in thousands)
Net cash provided by operating activities..................        $    293,879       $    295,367

Allocable to minority interest (Preferred Units)...........             (13,453)           (13,453)
Allocable to minority interest (common equity).............             (11,218)           (13,040)
                                                                  ----------------   ----------------
Cash from operations allocable to our shareholders.........             269,208            268,874

Capital improvements to maintain our facilities............              (9,814)           (12,526)
 Add back:  minority interest share of capital improvements
    to maintain facilities.................................                 244                478
                                                                  ----------------   ----------------
 Remaining operating cash flow available for distributions to
    our shareholders.......................................             259,638            256,826

Distributions paid:
  Preferred stock dividends................................             (72,721)           (73,776)
  Equity Stock, Series A dividends.........................             (10,751)           (10,751)
  Distributions to Common and Class B shareholders (a).....            (112,137)          (110,123)
                                                                  ----------------   ----------------

Cash available for principal payments on debt and reinvestment     $     64,029       $     62,176
                                                                  ================   ================


(a) The 7,000,000 shares of Class B common stock converted into 7,000,000 regular common shares on January 1, 2003.

         Our financial profile is characterized by a low level of debt to total capitalization and a conservative dividend payout ratio with respect to the common stock. We expect to fund our growth strategies with internally generated retained cash flows and proceeds from issuing equity securities. In general, our current strategy is to continue to finance our growth with permanent capital; either common or preferred equity. We have in the past used our $200 million line of credit as temporary "bridge" financing and repaid borrowings with internally generated cash flows and proceeds from the placement of permanent capital. At June 30, 2003, we had borrowings on our line of credit totaling $24,000,000. As of July 15, 2003, outstanding borrowings had been repaid.

         Over the past three years, we have funded substantially all of our acquisitions with permanent capital (both common and preferred securities). We have elected to use preferred securities as a form of leverage despite the fact that the dividend rates of our preferred securities exceed the prevailing market interest rates on conventional debt. We have chosen this method of financing for the following reasons: (i) under the REIT structure, a significant amount of operating cash flow needs to be distributed to our shareholders, making it difficult to repay debt with operating cash flow alone, (ii) our perpetual preferred stock has no sinking fund requirement or maturity date and does not require redemption, all of which eliminate any future refinancing risks, (iii) after the end of a non-call period, we have the option to redeem the preferred stock at any time, which in 2002 and 2001 enabled us to effectively refinance higher coupon preferred stock with new preferred stock at lower rates, (iv) preferred stock does not contain onerous covenants, thus allowing us to maintain significant financial flexibility, and (v) dividends on the preferred stock can be applied to our REIT distribution requirements.

         Our credit ratings on each of our series of Cumulative Preferred Stock by each of the three major credit agencies are "Baa2" by Moody's and BBB+ by both Standard & Poor's and Fitch IBCA.

         Our portfolio of real estate facilities remains substantially unencumbered. At June 30, 2003, we had mortgage debt outstanding of $18.5 million and unsecured long-term debt in the amount of $64.4 million, and had unencumbered real estate facilities with a book value of approximately $4.0 billion.

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

         During the six months ended June 30, 2003 and 2002, we paid cash dividends totaling $72,721,000 and $73,776,000, respectively, to the holders of our Cumulative Preferred Stock. We estimate that the distribution requirements with respect to our Preferred Stock outstanding at June 30, 2003 for the remainder of 2003 (after redemption of the Series C Senior Preferred Stock on that date) to be approximately $70.4 million.

         During each of the six months ended June 30, 2003 and 2002, we paid cash dividends totaling $13,453,000 to the holders of our preferred partnership units. We estimate that the remaining distribution requirement for 2003 with respect to the preferred partnership units outstanding at June 30, 2003 to be approximately $13.5 million.

         During each of the six months ended June 30, 2003 and 2002, we paid cash dividends totaling $10,751,000, to the holders of our Equity Stock, Series
A. With respect to the depositary shares of Equity Stock, Series A, we have no obligation to pay distributions if no distributions are paid to the common shareholders. To the extent that we do pay common distributions in any year, the holders of the depositary shares receive annual distributions equal to the lesser of (i) five times the per share dividend on the common stock or (ii) $2.45. The depositary shares are noncumulative, and have no preference over our common stock either as to dividends or in liquidation. With respect to the Equity Stock, Series A outstanding at June 30, 2003, we estimate the total regular distribution for the remainder of 2003 to be approximately $10.8 million assuming that dividends of at least $0.49 per share per year are paid to the common shareholders.

         During the six months ended June 30, 2003, we paid dividends totaling $112,137,000 ($0.90 per common share) to the holders of our common stock. Based upon shares outstanding at June 30, 2003 and a quarterly distribution of $0.45 per share, which was declared by the Board of Directors on August 5, 2003 and payable on September 30, 2003, we estimate dividend payments with respect to our common stock of approximately $56.3 million for the third quarter of 2003.

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

         CAPITAL IMPROVEMENT REQUIREMENTS: For 2003, we have budgeted approximately $30 million for capital improvements. During the six months ended June 30, 2003, we incurred capital improvements of approximately $9.8 million.

         DEBT SERVICE REQUIREMENTS: We do not believe we have any significant refinancing risks with respect to our notes payable, all of which are fixed rate. At June 30, 2003, we had total outstanding notes payable of approximately $82.9 million. See Note 8 to the consolidated financial statements for approximate principal maturities of such borrowings. We anticipate that our retained operating cash flow will continue to be sufficient to enable us to make schedule principal payments. It is our current intention to fully amortize our debt as opposed to refinance debt maturities with additional debt.

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

         On April 28, 2003 we acquired, through a merger, all of the remaining limited partnership interest not currently owned by the Company in PS Partners IV, Ltd., a partnership which is consolidated with the Company. The acquisition cost was approximately $23,377,000, consisting of the issuance of 426,859 shares of our common stock ($13,510,000) and cash of approximately $9,867,000 million.

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

         We currently have a development "pipeline" of 40 self-storage facilities, combination facilities, and expansions to existing self-storage facilities with an aggregate estimated cost of approximately $187.4 million. Approximately $90.3 million of development cost has been incurred as of June 30, 2003. We have acquired the land for 37 of these projects, which have an aggregate estimated cost of approximately $168.3 million, and costs incurred as of June 30, 2003 of approximately $89.7 million. The remaining three facilities represent identified sites where we have an agreement in place to acquire the land, generally within one year. We anticipate that the development of these projects will be funded solely by the Company.

         The development and fill-up of these storage facilities is subject to significant contingencies such as obtaining appropriate governmental approvals. We estimate that the amount remaining to be spent of approximately $97.1 million will be incurred over the next 24 months. The following table sets forth certain information with respect to our development pipeline.

                                            DEVELOPMENT PIPELINE SUMMARY
                                                                          Total
                                                 Number   Net           estimated     Costs incurred
                                                   of     rentable     development        through         Costs to
                                                projects   sq. ft.        costs           6/30/03         complete
                                                --------  ---------   -------------   ---------------   --------------
                                                                            (Amounts in thousands)
   FACILITIES CURRENTLY UNDER CONSTRUCTION:
    Self-storage facilities                        13          943      $  104,782       $   74,457       $   30,325
    Expansions to existing self-storage
     facilities                                     9          539          35,183           13,960           21,223
                                                --------  ---------   -------------   ---------------   --------------
                                                   22        1,482         139,965           88,417           51,458
    Expansions of existing self-storage
     facilities awaiting construction              15          827          28,302            1,302           27,000

    Self storage facilities awaiting
     construction and land has not yet been
     acquired                                       3          186          19,152              616           18,536
                                                --------  ---------   -------------   ---------------   --------------

         Total Development Pipeline                40        2,495      $  187,419       $   90,335       $   97,084
                                                ========  =========   =============   ===============   ==============


         Included in the 24 "expansions of existing self-storage facilities" are 15 projects associated with the conversion of industrial space, previously used by the discontinued containerized facility operations, into self-storage space. The total amount of self-storage space to come on line from these 15 conversions is approximately 873,000 net rentable square feet of traditional self-storage space.

         In addition to the above projects, we have seven parcels of land held for development with total costs of approximately $14,036,000 at June 30, 2003. These parcels will either be developed or sold.

         REPURCHASES OF THE COMPANY'S COMMON STOCK: The Company's Board of Directors authorized the repurchase from time to time of up to 25,000,000 shares of our common stock on the open market or in privately negotiated transactions. From the initial authorization through June 30, 2003, we have repurchased a total of 21,672,020 shares of common stock at an aggregate cost of approximately $541.9 million.

Item 2A.   Risk Factors
-----------------------

         In addition to the other information in our Form 10-Q and our Form 10-K for the year ended December 31, 2002, you should consider the following factors in evaluating the Company:

THE HUGHES FAMILY COULD CONTROL US AND TAKE ACTIONS ADVERSE TO OTHER
SHAREHOLDERS.

         At June 30, 2003, the Hughes family owned approximately 37% of our outstanding shares of common stock. Consequently, the Hughes family could control matters submitted to a vote of our shareholders, including electing directors, amending our organizational documents, dissolving and approving other extraordinary transactions, such as a takeover attempt, even though such actions may be favorable to the other common shareholders.

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

WE WOULD INCUR ADVERSE TAX CONSEQUENCES IF WE FAIL TO QUALIFY AS A REIT.

         You will be subject to the risk that we may not qualify as a REIT. As a REIT, we must distribute at least 90% of our REIT taxable income to our shareholders, including not only holders of our common stock and equity stock but also holders of our preferred stock. Failure to pay full dividends on the preferred stock would prevent us from paying dividends on our common stock and could jeopardize our qualification as a REIT.

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

WE MAY PAY SOME TAXES,  REDUCING CASH AVAILABLE FOR SHAREHOLDERS.

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

WE AND OUR SHAREHOLDERS ARE SUBJECT TO FINANCING RISKS.

         Debt increases the risk of loss. In making real estate investments, we may borrow money, which increases the risk of loss. At June 30, 2003, our debt of $106.9 million was approximately 2.3% of our total assets.

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

         There is significant competition among self-storage facilities and from other storage alternatives. Most of our properties are self-storage facilities, which generated 90% of our revenue for the six months ended June 30, 2003. Local market conditions will play a significant part in how competition will affect us. Competition in the market areas in which many of our properties are located from other self-storage facilities and other storage alternatives is significant and has affected the occupancy levels, rental rates and operating expenses of some of our properties. Any increase in availability of funds for investment in real estate may accelerate competition. Further development of self-storage facilities may intensify competition among operators of self-storage facilities in the market areas in which we operate. As discussed in Management's Discussion and Analysis of Financial Condition and Results of Operations - Self-Storage Operations, the revenues of the Consistent Group of facilities declined 0.3% in the six months ended June 30, 2003 as compared to 2002. Such competition could have been a factor in this decline.

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

         Delays in development and fill-up of our properties would reduce our profitability: Since January 1, 1999, we have opened 55 newly developed self storage facilities and 17 facilities that combine self-storage and containerized storage space at the same location, with aggregate development costs of $466.0. In addition, at June 30, 2003 the Company had 40 projects in development that are expected to begin construction generally by December 31, 2003. These 40 projects have total estimated costs of $187,419,000. Construction delays due to weather, unforeseen site conditions, personnel problems, and other factors, as well as cost overruns, would adversely affect the Company's profitability. Delays in the rent-up of newly developed facilities as a result of competition or other factors would also adversely impact the Company's profitability.

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

         B. Wayne Hughes, Chairman of the Board, and his family (the "Hughes Family") have ownership interests in, and operate, approximately 38 self-storage facilities in Canada under the name "Public Storage." We currently do not own any interests in these facilities nor do we own any facilities in Canada. The Hughes Family owns approximately 37% of our common stock outstanding at June 30, 2003. We have a right of first refusal to acquire the stock or assets of the corporation engaged in the operation of the 38 self-storage facilities in Canada if the Hughes family or the corporation agrees to sell them. However, we have no interest in the operations of this corporation, have no right to acquire this stock or assets unless the Hughes family decides to sell, and receive no benefit from the profits and increases in value of the Canadian self-storage facilities.

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

OUR PORTABLE SELF-STORAGE BUSINESS HAS INCURRED OPERATING LOSSES.

         Public Storage Pickup & Delivery ("PSPUD") was organized in 1996 to operate a portable self-storage business. We own all of the economic interest of PSPUD. Since PSPUD will operate profitably only if it can succeed in the relatively new field of portable self-storage, we cannot provide any assurance as to its profitability. PSPUD incurred operating losses of $10,058,000 in 2002 and generated a profit of $1,097,000 for the six months ended June 30, 2003. PSPUD closed 22 facilities that were deemed not strategic to the Company's business plan during 2002.

         The operating loss for 2002 includes a write-down for impaired assets totaling $6,937,000 ($750,000 of which relates to continuing operations) and lease termination charges of $2,447,000. The operating profit for the six months ended June 30, 2003, includes a write-down for impaired real estate assets totaling $750,000.

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

RECENTLY ENACTED TAX LEGISLATION COULD ADVERSELY AFFECT THE PRICE OF OUR STOCK.

         Recently enacted tax legislation generally reduces the maximum tax rate for dividends payable to individuals to 15% through 2008. Dividends payable by REITs, however, generally continue to be taxed at the normal rate applicable to the individual recipient, rather than the preferential rates applicable to other dividends. Although this legislation does not adversely affect the taxation of REITs or dividends paid by REITs, the more favorable rates applicable to regular corporate dividends could cause investors who are individuals to perceive investments in REITs to be relatively less attractive than investments in the stocks of non-REIT corporations that pay dividends, which could adversely affect the value of the stock of REITs, including our common stock .

Item 3.  Qualitative and Quantitative Disclosures about Market Risk
-------------------------------------------------------------------

         To limit our exposure to market risk, we principally finance our operations and growth with permanent equity capital, consisting of either common or preferred stock. At June 30, 2003, our debt as a percentage of total shareholders' equity (based on book values) was 2.6%.

         Our preferred stock is not redeemable by the holders. Except under certain conditions relating to our qualification as a REIT, we may not redeem the Senior Preferred Stock prior to the following dates: Series D - June 30, 2004, Series E - January 31, 2005, Series F - April 30, 2005, Series K - January 19, 2004, Series L - March 10, 2004, Series M - August 17, 2004, Series Q - January 19, 2006, Series R - September 28, 2006, Series S - October 31, 2006, Series T - January 18, 2007, Series U - February 19, 2007 and Series V - June 30, 2007. On or after the respective dates, each of the series of Senior Preferred Stock will be redeemable at our option, in whole or in part, at $25 per share (or depositary share in the case of the Series K through Series V), plus accrued and unpaid dividends.

         Our market risk sensitive instruments include notes payable, which totaled $106.9 million at June 30, 2003. Substantially all of the Company's notes payable bear interest at fixed rates. See Note 8 to the consolidated financial statements at June 30, 2003 for approximate principal maturities of the notes payable at June 30, 2003.

Item 4.  Controls and Procedures
--------------------------------

         The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in reports the Company files and submits under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in accordance with SEC guidelines and that such information is communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure based on the definition of "disclosure controls and procedures" in Rules 13a-15(e) of the Exchange Act. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures in reaching that level of reasonable assurance. Also, the Company has investments in certain unconsolidated entities. As the Company does not control or manage these entities, its disclosure controls and procedures with respect to such entities are substantially more limited than those it maintains with respect to its consolidated subsidiaries.

         As of the end of the fiscal quarter covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and the Company's Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based upon this evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective.

         There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that has materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.   OTHER INFORMATION

Item 1.  Legal Proceedings
         -----------------

         Gustavson et al. v. Public Storage, Inc. (Filed June 2003)
         ----------------------------------------------------------
         (Superior Court-Los Angeles County)
         -----------------------------------

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

                 The contract to acquire PSIC was approved by the independent directors of the Company in March 2001 and the transaction closed in December 2001. PSIC was formerly owned by B. Wayne Hughes, currently the Chairman of the Board (and in 2001 also the Chief Executive Officer) of the Company, B. Wayne Hughes, Jr., currently a director (and in 2001 also an officer) of the Company and Tamara H. Gustavson, who in 2001 was an officer of the Company. In exchange for the Hughes family's shares in PSIC, the Company issued to them 1,439,765 shares of common stock (or a net of 1,138,733 shares, after taking into account 301,032 shares held by PSIC).

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

                 In June 2003, the Hughes family filed a complaint for declaratory relief relating to the Company's acquisition of PSIC naming the Company as defendant. The Hughes family is seeking that the court make (i) a binding declaration that the Company either is not entitled to recover profits or other moneys earned by PSIC from November 1995 through December 2001; or alternatively the amounts that the Hughes family should be ordered to surrender to the Company if the court determines that the Company is entitled to recover any such profits or moneys; and (ii) a binding declaration either that the Company cannot establish that the acquisition agreement was not just and reasonable as to the Company at the time it was authorized, approved or ratified; or alternatively the amounts that the Hughes family should surrender to the Company, if the court determines that the agreement was not just and reasonable to the Company at that time. The Hughes family is not seeking any payments from the Company. In the event of a determination that the Hughes family is obligated to pay certain amounts to the Company, the complaint states that they have agreed to be bound by that determination to pay such amounts to the Company.

                 In July 2003 the Company filed an answer to the Hughes family's complaint requesting a final judicial determination of the Company's rights of recovery against the Hughes family in respect of PSIC. The Company believes that the lawsuit by the Hughes family will ultimately resolve matters relating to PSIC and will not have any financially adverse effect on the Company (other than the costs and other expenses relating to the lawsuit).

         The Company is also a party to the actions described under "Item 3. Legal Proceedings" in the Company's 2002 annual report on Form 10-K and Part II
- Item 1 to the Form 10-Q for the quarter ended March 31, 2003. Except as described above, there have been no material developments in the actions described in the Company's 2002 annual report on Form 10-K and Part II - Item 1 to the Form 10-Q for the quarter ended March 31, 2003.

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

Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

         The Company held an annual meeting of shareholders on May 8, 2003. Proxies for the annual meeting were solicited pursuant to Regulation 14 under the Securities Exchange Act of 1934. The annual meeting involved the following two matters:

         A.   Election of Directors:

                                      Total Common Stock                    Total Equity Stock, Series A
                           ------------------------------------------  ---------------------------------------------
          Name              Total Votes For     Total Votes Withheld    Total Votes For        Total Votes Withheld
-----------------------    ------------------   ---------------------  -------------------    ----------------------
B. Wayne Hughes                  104,518,958             6,016,753             728,583               10,539
Ronald L. Havner, Jr.            106,454,152             4,081,560             735,685                3,437
Harvey Lenkin                    105,804,028             4,731,683             734,847                4,275
Marvin M. Lotz                   105,811,579             4,724,133             735,067                4,055
Robert J. Abernethy               95,080,206            15,455,505             735,282                3,841
Dann V. Angeloff                 105,884,672             4,651,039             735,028                4,094
William C. Baker                  95,108,276            15,427,435             735,053                4,070
Uri P. Harkham                   106,267,426             4,268,286             735,663                3,459
B. Wayne Hughes, Jr.              84,041,452            26,494,259             712,389               26,734
Daniel C. Staton                  97,897,720            12,637,991             735,678                3,445


         There was no solicitation in opposition to the management's nominees to the Board of Directors listed in the proxy statement.

         B. Ratification of selection of Ernst & Young LLP as the Company's independent auditors for the fiscal year ended December 31, 2003:

                                             For              Against            Abstain            No Vote
                                        ---------------    ----------------    --------------      ---------
Common Stock                              96,947,061         13,360,760            228,071               0
Equity Stock, Series A                       734,239              3,465              1,419               0
                                        ---------------    ----------------    --------------      ---------
Total Common Stock and Equity
   Stock, Series A                        97,681,300         13,364,225            229,490               0
                                        ===============    ================    ==============      =========


Item 5.    Other Items
----------------------

         On August 5, 2003, the board of directors of the Company (1) amended the Company's Bylaws to increase the authorized number of directors from 10 to 11 and (2) elected John T. Evans as a director of the Company. Mr. Evans is a senior partner of Osler, Hoskin & Harcourt, one of the largest law firms in Canada, and specializes in business law matters.

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

3.45 Amendment to Bylaws adopted on May 6, 1999. Filed with Registrants' Form 10-Q for the quarterly period ended June 30, 1999 and incorporated herein by reference.

3.46 Amendment to Bylaws adopted on November 7, 2002. Filed with Registrant's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2002 and incorporated herein by reference.

3.47 Amendment to Bylaws adopted on May 8, 2003. Filed with Registrant's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2003 and incorporated herein by reference.

3.48     Amendment to Bylaws adopted on August 5, 2003.  Filed herewith.

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

10.41 Employment agreement between Registrant and Harvey Lenkin dated as of August 5, 2003. Filed herewith.

11 Statement Re: Computation of Ratio of Earnings Per Share. Filed herewith.

12 Statement Re: Computation of Ratio of Earnings to Fixed Charges. Filed herewith.

31.1 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

31.2 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

31.3 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

32 Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith.

         ------------

         *        Compensatory benefit plan.

         **       Management contract.

(b) Reports on Form 8-K

         The Company furnished a Current Report on from 8-K dated May 8, 2003 (filed May 9, 2003), pursuant to Item 7 with its press release announcing its results for the quarter ended March 31, 2003.

         The Company filed a Current Report on from 8-K dated June 16, 2003 (filed June 19, 2003), pursuant to Item 5.

         The Company furnished a Current Report on from 8-K dated and filed June 30, 2003, pursuant to Item 7.

                                   SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                             DATED: August 14, 2003

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