Form 10-Q
period 2003-09-30
PUBLIC STORAGE INC /CA
filed 2003-11-14
CIK 318380

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2003
                               ------------------

                                       or

[   ]  Transition  Report  Pursuant to Section 13 or 15(d) of the  Securities
       Exchange Act of 1934

For the transition period from               to               .
                               -------------    --------------

Commission File Number:  1-8389

                              PUBLIC STORAGE, INC.
                              --------------------
             (Exact name of registrant as specified in its charter)

               California                               95-3551121
               ----------                               ----------
     (State or other jurisdiction of     (I.R.S. Employer Identification Number)
     incorporation or organization)

701 Western Avenue, Glendale, California                91201-2349
----------------------------------------                ----------
(Address of principal executive offices)                (Zip Code)

Registrant's telephone number, including area code:  (818) 244-8080.
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

                                 [X] Yes [ ] No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of November 11, 2003:

Common Stock, $.10 Par Value -  126,878,839 shares

Depositary Shares Each Representing 1/1,000 of a Share of Equity Stock, Series A, $.01 Par Value - 8,776,102 depositary shares (representing 8,776.102 shares of Equity Stock, Series A)

Equity Stock, Series AA, $.01 Par Value - 225,000 shares

Equity Stock, Series AAA, $.01 Par Value - 4,289,544 shares

                              PUBLIC STORAGE, INC.

                                      INDEX


                                                                           Pages
                                                                           -----

PART I.    FINANCIAL INFORMATION
           ---------------------

Item 1.    Financial Statements

           Condensed Consolidated Balance Sheets at
              September 30, 2003 and December 31, 2002                         1

           Condensed Consolidated Statements of Income for the
              Three and Nine Months Ended September 30, 2003 and 2002          2

           Condensed Consolidated Statement of Shareholders' Equity
              for the Nine Months Ended September 30, 2003                     3

           Condensed Consolidated Statements of Cash Flows
              for the Nine Months Ended September 30, 2003 and 2002         4 -5

           Notes to Condensed Consolidated Financial Statements            6 -37

Item 2.    Management's Discussion and Analysis of
              Financial Condition and Results of Operations              38 - 65

Item 2A.   Risk Factors                                                  65 - 69

Item 3.    Quantitative and Qualitative Disclosures about Market Risk         69

Item 4.    Controls and Procedures                                            69

PART II.   OTHER INFORMATION (Items 2 through 5 are not applicable)
           -----------------

Item 1.    Legal Proceedings                                                  70

Item 6.    Exhibits and Reports on Form 8-K                              70 - 77

                              PUBLIC STORAGE, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    (Amounts in thousands, except share data)


                                                                                        September 30,        December 31,
                                                                                            2003                 2002
                                                                                      ----------------    ---------------
                                                                                         (Unaudited)
                                       ASSETS

Cash and cash equivalents....................................................           $      45,303      $    103,124
Real estate facilities, at cost:
   Land......................................................................               1,318,085         1,304,881
   Buildings.................................................................               3,745,517         3,683,645
                                                                                      ----------------    ---------------
                                                                                            5,063,602         4,988,526
   Accumulated depreciation..................................................              (1,107,744)         (987,546)
                                                                                      ----------------    ---------------
                                                                                            3,955,858         4,000,980
   Construction in process...................................................                  90,094            87,516
   Land held for development.................................................                  12,236            17,807
   Real estate facilities held for sale, net of accumulated depreciation.....                  15,829               -
                                                                                      ----------------    ---------------
                                                                                            4,074,017         4,106,303

Investment in real estate entities...........................................                 335,972           329,679
Goodwill.....................................................................                  78,204            78,204
Intangible assets, net.......................................................                 112,940           117,893
Notes receivable, including amounts due from related parties.................                     914            24,324
Other assets.................................................................                  94,895            84,135
                                                                                      ----------------    ---------------
              Total assets...................................................           $   4,742,245      $  4,843,662
                                                                                      ================    ===============
                       LIABILITIES AND SHAREHOLDERS' EQUITY

Notes payable................................................................           $      82,302      $    115,867
Accrued and other liabilities................................................                 151,992           129,327
                                                                                      ----------------    ---------------
         Total liabilities...................................................                 234,024           245,194
Minority interest:
   Preferred partnership interests...........................................                 285,000           285,000
   Other partnership interests...............................................                 143,262           154,499
Commitments and contingencies
Shareholders' equity:
   Cumulative Preferred Stock, $0.01 par value, 50,000,000 shares authorized,
     5,758,486 shares issued (in series) and outstanding, (9,258,486 at
     December 31, 2002) at liquidation preference............................
                                                                                            1,729,525         1,817,025
   Common Stock, $0.10 par value, 200,000,000 shares authorized, 125,973,318
     shares issued and outstanding (116,991,455 at December 31, 2002)........                  12,597            11,699
   Equity Stock, Series A, $0.01 par value, 200,000,000 shares authorized,
     8,776.102 shares issued and outstanding.................................                       -                 -
   Class B Common Stock, $0.10 par value, no shares are issued and outstanding
     (7,000,000 at December 31, 2002)........................................                       -               700
   Paid-in capital...........................................................               2,421,624         2,371,194
   Cumulative net income.....................................................               2,280,690         2,030,007
   Cumulative distributions paid.............................................              (2,364,477)       (2,071,656)
                                                                                      ----------------    ---------------
         Total shareholders' equity..........................................               4,079,959         4,158,969
                                                                                      ----------------    ---------------
              Total liabilities and shareholders' equity.....................           $   4,742,245      $  4,843,662
                                                                                      ================    ===============


                            See accompanying notes.
                                       1

                              PUBLIC STORAGE, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
           (Amounts in thousands, except net income per share amounts)

                                   (Unaudited)


                                                                       For the Three Months Ended          For the Nine Months Ended
                                                                              September 30,                      September 30,
                                                                     -------------------------------   -----------------------------
                                                                         2003              2002             2003             2002
                                                                     ---------------  --------------   --------------  -------------
Revenues:
     Rental income:
         Self-storage facilities..............................        $     206,856   $     195,907    $     593,345   $    572,588
         Commercial properties................................                2,812           2,894            8,601          8,917
         Containerized storage facilities.....................               10,355           8,935           27,713         23,351
     Tenant reinsurance premiums..............................                5,755           5,112           16,551         14,843
     Interest and other income................................                2,847           2,538            7,425          7,005
                                                                     ---------------  --------------   --------------  -------------
                                                                            228,625         215,386          653,635        626,704
                                                                     ---------------  --------------   --------------  -------------
Expenses:
     Cost of operations:
         Self-storage facilities..............................               70,981          62,734          206,655        180,898
         Commercial properties................................                1,253           1,074            3,491          3,272
         Containerized storage facilities.....................                6,197           7,043           17,201         16,756
         Tenant reinsurance...................................                2,917           2,387            8,631          7,203
     Depreciation and amortization............................               46,041          44,732          137,657        133,186
     General and administrative...............................                4,642           3,968           13,321         12,273
     Interest expense.........................................                  296             969            1,121          3,284
                                                                     ---------------  --------------   --------------  -------------
                                                                            132,327         122,907          388,077        356,872
                                                                     ---------------  --------------   --------------  -------------
Income before equity in earnings of real estate entities, minority interest in income, discontinued operations and gain
   (loss) on disposition of real estate investments...........               96,298          92,479          265,558        269,832
Equity in earnings of real estate entities (Note 6)...........                5,770           7,483           19,456         23,739
Minority interest in income:
     Preferred partnership interests..........................               (6,726)         (6,726)         (20,179)       (20,179)
     Other partnership interests..............................               (4,418)         (4,782)         (12,403)       (13,284)
                                                                     ---------------  --------------   --------------  -------------
Income before discontinued operations and gain (loss) on
   disposition of real estate investments.....................               90,924          88,454          252,432        260,108
Discontinued operations (Note 4)..............................               (1,224)         (5,103)          (2,556)        (6,745)
Gain (loss) on disposition of real estate investments.........                   47               -              807         (1,839)
                                                                     ---------------  --------------   --------------  -------------
Net income....................................................        $      89,747   $      83,351    $     250,683   $    251,524
                                                                     ===============  ==============   ==============  =============
Net income allocation:
---------------------
     Allocable to preferred shareholders:
        Based on distributions paid...........................        $      35,193   $      37,928    $     107,914   $    111,704
        Based on redemptions of preferred stock (Note 2)......                    -           6,888            3,397          6,888
     Allocable to Equity Stock, Series A......................                5,375           5,375           16,126         16,126
     Allocable to common shareholders (Restated - Note 2).....               49,179          33,160          123,246        116,806
                                                                     ---------------  --------------   --------------  -------------
                                                                      $      89,747   $      83,351    $     250,683   $    251,524
                                                                     ===============  ==============   ==============  =============
Per common share:
     Net income per share - Basic (Restated - Note 2) (Note 4)        $        0.39   $        0.27    $        0.99   $       0.95
                                                                     ===============  ==============   ==============  =============
     Net income per share - Diluted  (Restated - Note 2) (Note 4)     $        0.39   $        0.27    $        0.98   $       0.94
                                                                     ===============  ==============   ==============  =============
     Net income per depositary share of Equity Stock, Series A -
       Basic and Diluted......................................        $        0.61   $        0.61    $        1.84   $       1.84
                                                                     ===============  ==============   ==============  =============
     Weighted average common shares - Basic...................              125,528         123,341          124,740        122,707
                                                                     ===============  ==============   ==============  =============
     Weighted average common shares - Diluted.................              126,802         124,784          125,987        124,539
                                                                     ===============  ==============   ==============  =============
     Weighted average depositary shares of Equity Stock, Series A
       - Basic and Diluted....................................                8,776           8,776            8,776          8,776
                                                                     ===============  ==============   ==============  =============

                            See accompanying notes.
                                       2

                              PUBLIC STORAGE, INC.
            CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                    (Amounts in thousands, except share data)

                                   (Unaudited)



                                                              Preferred Stock    Common Stock         Stock        Paid-in Capital
                                                              ----------------   --------------   ---------------  ---------------

Balances at December 31, 2002.............................      $  1,817,025      $     11,699     $        700      $  2,371,194

Redemption of cumulative preferred stock, including redemption costs:
   Series B (2,300,000 shares)............................           (57,500)                -                -               (17)
   Series C (1,200,000 shares)............................           (30,000)                -                -               (18)

Issuance of common stock:
   Exercise of Employee Stock Options (1,730,004 shares)..                 -               173                -            42,687
   Stock option expense (Note 12) ........................                 -                 -                -               294
   Conversion of Class B shares into Common Stock
     (7,000,000 shares)...................................                 -               700             (700)                -
   To acquire minority interests (426,859 shares).........                 -                43                -            13,467

Repurchase of common stock (175,000 shares)...............                 -               (18)               -            (5,983)

Net income................................................                 -                 -                -                 -

Cash distributions:
   Cumulative preferred stock (Note 10)...................                 -                 -                -                 -
   Equity Stock, Series A ($1.84 per depositary share)....                 -                 -                -                 -
   Common Stock ($1.35 per share).........................                 -                 -                -                 -
                                                              ----------------   --------------   ---------------  ---------------
Balances at September 30, 2003............................      $  1,729,525      $     12,597     $          -      $  2,421,624
                                                              ================   ==============   ===============  ===============




                                                                                                         Total
                                                                 Cumulative Net      Cumulative      Shareholders'
                                                                     Income        Distributions        Equity
                                                                 --------------    --------------    --------------

Balances at December 31, 2002.............................        $  2,030,007      $ (2,071,656)     $  4,158,969

Redemption of cumulative preferred stock, including redemption costs:
   Series B (2,300,000 shares)............................                   -                 -           (57,517)
   Series C (1,200,000 shares)............................                   -                 -           (30,018)

Issuance of common stock:
   Exercise of Employee Stock Options (1,730,004 shares)..                   -                 -            42,860
   Stock option expense (Note 12) ........................                   -                 -               294
   Conversion of Class B shares into Common Stock
     (7,000,000 shares)...................................                   -                 -                 -
   To acquire minority interests (426,859 shares).........                   -                 -            13,510

Repurchase of common stock (175,000 shares)...............                   -                 -            (6,001)

Net income................................................             250,683                 -           250,683

Cash distributions:
   Cumulative preferred stock (Note 10)...................                   -          (107,914)         (107,914)
   Equity Stock, Series A ($1.84 per depositary share)....                   -           (16,126)          (16,126)
   Common Stock ($1.35 per share).........................                   -          (168,781)         (168,781)
                                                                 --------------    --------------    --------------
Balances at September 30, 2003............................        $  2,280,690      $ (2,364,477)     $  4,079,959
                                                                 ==============    ==============    ==============

                            See accompanying notes.

                              PUBLIC STORAGE, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Amounts in thousands)

                                   (Unaudited)

                                                                                         For the Nine Months Ended
                                                                                               September 30,
                                                                                   -------------------------------------
                                                                                         2003                 2002
                                                                                   ----------------     ----------------
Cash flows from operating activities:
  Net income..............................................................         $      250,683       $      251,524
   Adjustments to reconcile net income to net cash provided by operating activities:
     (Gain) loss on asset sales included in equity in earnings of real estate
       investments (Note 6)...............................................                   (453)              (2,724)
     (Gain) loss on sale of real estate investments.......................                   (807)               1,839
     Depreciation and amortization........................................                137,657              133,186
     Depreciation included in equity in earnings of real estate entities..                 20,353               19,717
     Minority interest in income..........................................                 32,582               33,463
     Depreciation, impairment charges and adjustments associated with
       discontinued operations (Note 4) ..................................                  3,316                8,103
     Other................................................................                 11,855               14,997
                                                                                   ----------------     ----------------
              Total adjustments...........................................                204,503              208,581
                                                                                   ----------------     ----------------
                  Net cash provided by operating activities...............                455,186              460,105
                                                                                   ----------------     ----------------
Cash flows from investing activities:
     Principal payments received on mortgage notes receivable.............                 23,410               35,210
     Capital improvements to real estate facilities.......................                (20,470)             (16,041)
     Construction in process and acquisition of land held for development.                (70,576)             (77,408)
     Acquisition of minority interests....................................                 (9,867)             (26,519)
     Proceeds from the disposition of land and real estate facilities.....                 12,655                5,322
     Proceeds from the disposition of investments in real estate entities.                    851                    -
     Investment in real estate entities...................................                (26,728)             (25,550)
     Business combinations (Note 3).......................................                      -             (139,680)
     Acquisition of real estate facilities................................                      -              (29,899)
     Other investments....................................................                 (7,821)             (11,452)
                                                                                   ----------------     ----------------
                  Net cash used in investing activities...................                (98,546)            (286,017)
                                                                                   ----------------     ----------------
Cash flows from financing activities:
     Repayments on revolving line of credit...............................                      -              (25,000)
     Principal payments on notes payable..................................                (33,835)             (21,970)
     Net proceeds from the issuance of common stock.......................                 42,860               21,509
     Net proceeds from the issuance of preferred stock....................                      -              457,016
     Repurchase of common stock...........................................                 (6,001)                (381)
     Redemption of preferred stock........................................                (87,535)             (45,643)
     Distributions paid to shareholders...................................               (292,821)            (293,517)
     Distributions paid to holders of preferred partnership interests.....                (20,179)             (20,179)
     Distributions paid to other partnership interests....................                (17,143)             (19,015)
     Investment by minority interests.....................................                    193                    -
                                                                                   ----------------     ----------------
                  Net cash (used in) provided by financing activities.....               (414,461)              52,820
                                                                                   ----------------     ----------------
Net (decrease) increase in cash and cash equivalents......................                (57,821)             226,908
Cash and cash equivalents at the beginning of the period..................                103,124               49,347
                                                                                   ----------------     ----------------
Cash and cash equivalents at the end of the period........................         $       45,303       $      276,255
                                                                                   ================     ================

                            See accompanying notes.
                                       4

                              PUBLIC STORAGE, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Amounts in thousands)

                                   (Continued)

                                   (Unaudited)

                                                                                         For the Nine Months Ended
                                                                                             September 30,
                                                                                   -------------------------------------
                                                                                         2003                 2002
                                                                                   ----------------     ----------------
Supplemental schedule of non-cash investing and financing activities:

   Acquisition of minority interest for consideration including common stock:
     Real estate facilities.............................................           $      (16,687)      $    (39,318)
     Minority Interest..................................................                   (6,690)           (25,105)
   Issuance of common stock to acquire minority interest................                   13,510             37,904

    Business combinations (Note 3):
     Real estate facilities...............................................                      -           (330,426)
     Other assets.........................................................                      -            (16,728)
     Accrued and other liabilities........................................                      -             23,891
     Minority interest....................................................                      -             14,806
     Reduction in investment in real estate entities......................                      -            160,236
     Reduction in other assets............................................                      -              8,541

   Disposition of minority interests in exchange for other assets at a loss of
     $1,839 (Note 9):
        Other assets......................................................                      -             (1,450)
        Minority interest.................................................                      -              3,289

   Note received in exchange for sale of real estate......................                      -               (210)
   Real estate sold in exchange for note..................................                      -                210

    Exchange of Series B Preferred Stock for Series T Preferred Stock:
     Reduction in Series B Preferred Stock outstanding....................                      -             (2,150)
     Increase in Series T Preferred Stock outstanding.....................                      -              2,150

    Series J preferred Stock called for redemption :
     Cumulative Preferred Stock...........................................                      -           (150,018)
     Accrued and other liabilities........................................                      -            150,018


                            See accompanying notes.

                              PUBLIC STORAGE, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2003

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

              At September 30, 2003, we had direct and indirect equity interests in 1,411 storage facilities with 85.2 million net rentable square feet located in 37 states operating under the "Public Storage" name. We also have direct and indirect equity interests in approximately 16.4 million net rentable square feet of commercial and industrial space located in 12 states.

2.       Summary of Significant Accounting Policies

     Basis of Presentation
     ---------------------

              The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2003 are not necessarily indicative of the results that may be expected for the year ended December 31, 2003. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2002.

              The consolidated  financial statements include the accounts of the
     Company and 33 controlled entities (the "Consolidated Entities"). Collectively, the Company and the Consolidated Entities own a total of 1,384 real estate facilities, consisting of 1,375 self-storage facilities, six containerized storage facilities and three commercial properties. All intercompany transactions between the Company and any of the Consolidated Entities are eliminated in consolidation.

              At September 30, 2003, we had equity investments in seven limited partnerships in which we do not have a controlling interest. These limited partnerships collectively own 36 self-storage facilities, which are managed by the Company. In addition, at September 30, 2003, we own approximately 44% of the common equity of PS Business Parks, Inc. ("PSB"), which owns and operates approximately 14.8 million net rentable square feet of commercial space at September 30, 2003. We do not control these entities. Accordingly, our investment in these limited partnerships and PSB (these entities are referred to collectively as the "Unconsolidated Entities") are accounted for using the equity method.

               Certain amounts previously reported have been reclassified to conform to the September 30, 2003 presentation, including Discontinued Operations (see Note 4), and the application of the Securities and Exchange Commission ("SEC") Observer's clarification of Emerging Issues Task Force Topic D-42 (see "Net Income per Common Share" below).

                              PUBLIC STORAGE, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2003

                                   (Unaudited)

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

     Income Taxes
     ------------

              For all taxable years subsequent to 1980, the Company qualified and intends to continue to qualify as a REIT, as defined in Section 856 of the Internal Revenue Code. As a REIT, we are not taxed on that portion of our taxable income which is distributed to our shareholders, provided that we meet certain tests. We believe we will meet these tests during 2003 and, accordingly, no provision for income taxes has been made in the accompanying financial statements.

     Financial Instruments
     ---------------------

              The methods and assumptions used to estimate the fair value of financial instruments are described below. We have estimated the fair value of our financial instruments using available market information and appropriate valuation methodologies. Considerable judgment is required in interpreting market data to develop estimates of market value. Accordingly, estimated fair values are not necessarily indicative of the amounts that could be realized in current market exchanges.

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

                              PUBLIC STORAGE, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2003

                                   (Unaudited)

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

              Any long-lived assets which we expect to sell or otherwise dispose of prior to their previously estimated useful life are stated at what we estimate to be the lower of their estimated net realizable value or their carrying value. Our evaluations identified one such impairment in our discontinued operations during the second quarter of 2003, for which we recorded a $750,000 real estate impairment charge in the quarter ended June 30, 2003 (see Note 4). We recorded an additional $1,274,000 in impairment charges relative to certain containerized facilities that were identified for closure in the third quarter of 2003 (See Note 4). No additional impairments were identified from our evaluations as of September 30, 2003.

     Accounting for Stock-Based Compensation
     ---------------------------------------

              We utilize the Fair Value Method (described below) of accounting for our employee stock options issued after December 31, 2001, and utilize the APB 25 Method (described below) for employee stock options issued prior to January 1, 2002. For the three and nine months ended September 30, 2003, a total of $95,000 and $294,000, respectively, in compensation expense ($39,000 and $97,000 for the three and nine months ended September 30,
     2002) with respect to stock options was included in general and administrative expense. During the three months ended September 30, 2003, a total of $371,000 in restricted stock compensation was included in general and administrative expense. See Note 12 for a full discussion of our accounting policies with respect to employee stock options and restricted stock units.

                              PUBLIC STORAGE, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2003

                                   (Unaudited)

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

              Included in other assets with respect to the containerized storage business is furniture, fixtures, and equipment (net of accumulated depreciation) of $13,479,000 and $20,275,000 at September 30, 2003 and December 31, 2002, respectively.

              Included in depreciation and amortization expense and in discontinued operations - depreciation and amortization for the three months ended September 30, 2003 and 2002 is $2,288,000 and $2,049,000,
     respectively, and $6,891,000 and $5,276,000, for the nine months ended September 30, 2003 and 2002, respectively, related to other assets.

              We reevaluated the historical results with respect to wear and functional obsolescence of the containers and other assets used in the containerized storage business. Based upon the results of this review, we decreased the estimated useful lives with respect to these assets effective January 1, 2003. As a result of this change, depreciation with respect to the continuing containerized storage assets increased $378,000 and $978,000 for the three and nine months ended September 30, 2003 as compared to the same periods in 2002.

              Other assets at September 30, 2003 also include $27,206,000 ($13,801,000 at December 31, 2002) in held to maturity debt securities owned by STOR-Re Mutual Insurance Company, Inc. ("STOR-Re") (see Note 3) stated at amortized cost.

     Accrued and Other Liabilities
     -----------------------------

              Accrued and other liabilities consist primarily of trade payables, real and personal property tax accruals, accrued interest, and losses and loss adjustment liabilities, as discussed below.

              STOR-Re (described in Note 3) provides limited property and liability insurance coverage to the Company and affiliates of the Company. This entity accrues liabilities for losses and loss adjustment expense, which at September 30, 2003 totaled $27,336,000 ($22,911,000 at December 31, 2002). PS Insurance Company, Ltd., a wholly-owned subsidiary of the Company, reinsures policies against claims for losses to goods stored by tenants in our self-storage facilities. This entity accrues liabilities for losses and loss adjustment expense, which at September 30, 2003 totaled $1,335,000 ($2,135,000 at December 31, 2002).

                              PUBLIC STORAGE, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2003

                                   (Unaudited)

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

              Our goodwill has an indeterminate life and, accordingly, is not amortized. Our other intangibles are amortized on a straight-line basis over a 25 year period.

              Goodwill is net of accumulated amortization of $16,515,000 at September 30, 2003 and December 31, 2002. At September 30, 2003, property management contracts are net of accumulated amortization of $52,060,000 ($47,107,000 at December 31, 2002). Included in depreciation and amortization expense for each of the three and nine months ended September 30, 2003 and 2002 is $1,651,000 and $4,953,000, respectively, with respect to the amortization of property management contracts.

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

                              PUBLIC STORAGE, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2003

                                   (Unaudited)

     Net Income per Common Share
     ---------------------------

              Dividends paid to our preferred shareholders totaling $35,193,000 and $37,928,000 for the three months ended September 30, 2003 and 2002, respectively, have been deducted from net income to arrive at net income allocable to our common shareholders. Dividends paid to our preferred shareholders totaling $107,914,000 and $111,704,000 for the nine months ended September 30, 2003 and 2002, respectively, have been deducted from net income to arrive at net income allocable to our common shareholders. In addition, during the third quarter of 2003, we implemented the SEC's clarification of Emerging Issues Task Force Topic D-42, as described below. As a result of this implementation, we allocated an additional $3,397,000 for the nine months ended September 30, 2003 for the excess of the redemption amount over the carrying amount of our Cumulative Preferred Stock, Series B and C and $6,888,000 for the three and nine months ended September 30, 2002 for such excess of our Cumulative Preferred Stock, Series A and J. This implementation had no impact upon our reported net income; however, the implementation did result in a reallocation of such net income between our preferred and common shareholders.

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

              During 2001, 2002 and the nine months ended September 30, 2003, we redeemed various series of our cumulative perpetual preferred stock. Our interpretation of EITF Topic D-42, prior to the clarification, was that the carrying amount of our preferred stock was equivalent to the liquidation preference as recorded on our balance sheet. Each of the series of preferred stock that was redeemed, was redeemed at the liquidation preference. Accordingly, based upon our interpretation, the fair value of the consideration given at redemption was equivalent to the carrying amount on our balance sheet, resulting in no impact to net earnings available to common stockholders in the calculation of earnings per share.

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

              Net income allocated to our common shareholders has been further allocated among our two classes of common stock; our regular common stock and our Equity Stock, Series A. The allocation among each class was based upon the two-class method. Under the two-class method, earnings per share for each class of common stock is determined according to dividends declared (or accumulated) and participation rights in undistributed earnings. Under the two-class method, the Equity Stock, Series A was allocated net income of approximately $5,375,000 for each of the three months ended September 30, 2003 and 2002 and $16,126,000 for each of the nine months ended September 30, 2003 and 2002. The remaining $49,179,000 and $33,160,000 (as restated for the impact of EITF Topic D-42) for the three months ended September 30, 2003 and 2002, respectively, was allocated to the regular common shares. For the nine months ended September 30, 2003 and 2002, $123,246,000 and $116,806,000 (as restated for the impact of EITF Topic D42), respectively, was allocated to the regular common shares.

              Basic net income per share is computed using the weighted average common shares (prior to the dilutive impact of stock options outstanding). Diluted net income per common share is computed using the weighted average common shares outstanding (adjusted for stock options and restricted stock units outstanding). Weighted average common shares excludes shares owned by the Consolidated Entities for the three and nine months ended September 30, 2003 and 2002, as these shares of common stock are eliminated in consolidation (see Note 10).

                              PUBLIC STORAGE, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2003

                                   (Unaudited)

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

              Prior to July 1, 2002, the insurance premiums paid to STOR-Re were included in property operating expenses. After June 30, 2002, the insured liability costs incurred by STOR-Re with respect to the Company's and the Consolidated Entities' facilities are presented as property operating expenses. The insured liability costs incurred by STOR-Re are substantially equivalent to the premiums paid by the Company and its affiliates; accordingly, the consolidation of STOR-Re had no material impact upon the Company's income statement. The net operating results of STOR-Re with respect to its insurance services provided to the Unconsolidated Entities are included in "Interest and other income."

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

                              PUBLIC STORAGE, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2003

                                   (Unaudited)

              The historical operating results of the above acquisitions prior to each respective acquisition date have not been included in the Company's historical operating results. Pro forma data (unaudited) for the nine months ended September 30, 2002 as though the business combinations above had been effective as of January 1, 2002 are as follows (amounts in thousands):

                                              For the nine months ended
                                                  September 30, 2002
                                              -------------------------
Revenues.................................       $        627,894
Net income...............................       $        251,300
Net income per common share (Basic)......       $           0.95
Net income per common share (Diluted)....       $           0.94

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

              During 2002, we adopted a business plan that included the closure of several non-strategic containerized storage facilities (the "Closed Facilities"), representing components of our containerized storage business. During the nine months ended September 30, 2003, we identified an additional six facilities for closure, of which five were identified in the three months ended September 30, 2003. These 28 facilities are collectively referred to as the "Closed Facilities". The related assets of the Closed Facilities (consisting primarily of storage containers) were deemed not recoverable from future operations, and as a result an asset impairment charge for the excess of these assets' net book value over their net realizable value was recorded during the third and fourth quarters of 2002 totaling $6,187,000. In addition, lease termination costs, representing the expected remaining lease liability following closure of the facilities, were recorded in the amount of $2,447,000 during the latter half of 2002. In the three months ended September 30, 2003, we recorded asset impairment charges in the amount of $1,274,000 relating to the closure of the five facilities during this period. There are no significant assets or liabilities of the Closed Facilities, other than the remaining lease liabilities.

              Four self storage facilities that we owned in the Knoxville Market (the "Knoxville Facilities") were disposed of on July 25, 2003 for aggregate gross proceeds of $11.0 million. The Company financed a substantial part of the buyer's consideration in exchange for a note receivable from the buyer, and in accordance with generally accepted accounting principles, the Company deferred the sale and the corresponding gain of approximately $4.5 million until October 2003 at which time the note receivable was collected in full.

              On October 16, 2003, we sold a self-storage facility located in Perrysburg, Ohio for $2.3 million in cash. A gain of approximately $1.1 million will be recognized from the sale of this property in the fourth quarter of 2003. This facility and the Knoxville Facilities (collectively, the "Sold Self-Storage Facilities") are reported as discontinued operations.

               In addition, during the fourth quarter of 2002, we sold a commercial facility.

                              PUBLIC STORAGE, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2003

                                   (Unaudited)

              In accordance with SFAS No. 144, the historical operations of the Closed Facilities (including the asset impairment and lease termination costs), the Sold Self-Storage Facilities, and the sold commercial facility are classified as discontinued operations. The rental income, cost of operations, and depreciation expense with respect to these facilities for each period presented are included in the line-item "Discontinued
     Operations" on the income statement. In addition, the net book value ($15,829,000, which is net of $6,341,000 in accumulated depreciation and a $750,000 impairment charge recorded in the second quarter of 2003) of the Sold Self-Storage Facilities and an industrial facility previously used by our containerized storage operations have been classified as "Real estate facilities held for sale" on our September 30, 2003 balance sheet.

              The following table summarizes the historical operations of the Sold Self-Storage Facilities, the Closed Facilities and the sold commercial property:


Discontinued Operations:

                                     For the three months ended September 30,  For the nine months ended September 30,
                                      ----------------------------------------  ----------------------------------------
                                          2003         2002          Change        2003           2002         Change
                                      ------------   -----------   -----------  -----------    ----------    -----------
                                                                    (Amounts in thousands)
Rental income (a):
  Sold Self-storage Facilities....      $     504     $    479     $      25     $   1,448      $  1,392     $      56
  Closed Facilities...............          1,281        5,651        (4,370)        5,862        15,692        (9,830)
  Sold commercial facility........              -           39           (39)            -           268          (268)
                                      ------------   -----------   -----------  -----------    ----------    -----------
       Total rental income........          1,785        6,169        (4,384)        7,310        17,352       (10,042)
                                      ------------   -----------   -----------  -----------    ----------    -----------
Cost of operations (a):
  Sold Self-Storage Facilities....            209          185            24           603           521            82
  Closed Facilities...............          1,094        5,456        (4,362)        5,947        16,304       (10,357)
  Sold commercial facility........              -           21           (21)            -            67           (67)
                                      ------------   -----------   -----------  -----------    ----------    -----------
       Total cost of operations...          1,303        5,662        (4,359)        6,550        16,892       (10,342)
                                      ------------   -----------   -----------  -----------    ----------    -----------
Depreciation expense (a):
  Sold Self-Storage Facilities....            142          140             2           424           422             2
  Closed Facilities...............            290          652          (362)          868         1,905        (1,037)
  Sold commercial facility........              -           27           (27)            -            87           (87)
                                      ------------   -----------   -----------  -----------    ----------    -----------
       Total depreciation ........            432          819          (387)        1,292         2,414        (1,122)
                                      ------------   -----------   -----------  -----------    ----------    -----------
Asset impairment and lease termination
 reserves (b):
  Closed Facilities...............          1,274        4,791        (3,517)        2,024         4,791        (2,767)
                                      ------------   -----------   -----------  -----------    ----------    -----------
Net discontinued operations (c)...      $  (1,224)    $ (5,103)    $   3,879     $  (2,556)     $ (6,745)    $   4,189
                                      ============   ===========   ===========  ===========    ==========    ===========


(a) These amounts represent the historical operations of the Sold Self-Storage Facilities, the Closed Facilities and the sold commercial facility, and include amounts previously classified as rental income, cost of operations, and depreciation expense in the financial statements in prior periods.

(b) An impairment charge of $750,000 was recorded in the second quarter of 2003 with respect to a real estate facility held for sale at September 30, 2003, which was previously used by the discontinued containerized storage operations. Asset impairment charges with respect to the containerized storage assets in the amount of $1,274,000 were recorded in the three and nine months ended September 30, 2003, respectively. Asset impairment and lease termination reserves in the amount of $4,791,000 were recorded in the three and nine months ended September 30, 2002. In addition, during the nine months ended September 30, 2002, $898,000 in container obsolescence expense were charged to cost of operations.

                              PUBLIC STORAGE, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2003

                                   (Unaudited)

(c) The net discontinued operations resulted in a reduction in our diluted and basic earnings per share of approximately $0.01 and $0.04 per share for each of the three months ended September 30, 2003 and 2002, respectively. For each of the nine months ended September 30, 2003 and 2002 net discontinued operations resulted in a reduction in our diluted and basic earnings per share of approximately $0.02 and $0.05 per share, respectively.

5.   Real Estate Facilities

              Activity in real estate facilities during the nine months ended September 30, 2003 is as follows:

                                                                 In thousands
                                                               ---------------
Operating facilities, at cost:
   Balance at December 31, 2002........................        $    4,988,526
   Transfer from construction in process...............                69,111
   Disposition of real estate facilities...............                (8,272)
   Transfer to real estate held for sale (Note 4)......               (22,920)
   Acquisition of minority interest....................                16,687
   Capital improvements................................                20,470
                                                               ---------------
   Balance at September 30, 2003.......................             5,063,602
                                                               ---------------
Accumulated depreciation:
   Balance at December 31, 2002........................              (987,546)
   Additions during the year...........................              (127,105)
   Transfer to real estate held for sale (Note 4)......                 6,341
   Disposition of real estate facilities...............                   566
                                                               ---------------
   Balance at September 30, 2003.......................            (1,107,744)
                                                               ---------------
Construction in process:
   Balance at December 31, 2002........................                87,516
   Current development.................................                70,576
   Transfer to operating facilities....................               (69,111)
   Transfer from land held for development.............                 1,113
                                                               ---------------
   Balance at September 30, 2003.......................                90,094
                                                               ---------------
Land held for development:
   Balance at December 31, 2002........................                17,807
   Disposition of land.................................                (4,458)
   Transfers to construction in progress...............                (1,113)
                                                               ---------------
   Balance at September 30, 2003.......................                12,236
                                                               ---------------
Real estate facilities held for sale (Note 4):
   Balance at December 31, 2002........................                     -
   Transfer from land and buildings....................                22,920
   Impairment charge...................................                  (750)
   Transfer from accumulated depreciation..............                (6,341)
                                                               ---------------
   Balance at September 30, 2003.......................                15,829
                                                               ---------------
Total real estate facilities...........................        $    4,074,017
                                                               ===============

              During the nine months ended September 30, 2003, we opened 10 newly developed facilities (682,000 net rentable square feet) with an aggregate cost of $65,796,000, and incurred additional development costs amounting to $1,906,000 with respect to existing real estate facilities (of which $602,000 related to expansion facilities). In addition, we completed a conversion of industrial space, previously used by the discontinued containerized storage operations, into 55,000 net rentable square feet of self-storage space at an existing self-storage facility for a total cost of $1,409,000.

                              PUBLIC STORAGE, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2003

                                   (Unaudited)

              During the nine months ended September 30, 2003, we sold two self-storage facilities for $7,330,000, two parcels of land for $528,000 and three parcels of land held for development for $4,797,000. The two self-storage facilities had been operated by the buyer pursuant to a lease arrangement, with the lease income with respect to these facilities included in "Interest and other income." An aggregate gain of $491,000 was recorded from these sales.

              Construction in process at September 30, 2003 consists primarily of 13 self-storage facilities (934,000 net rentable square feet) and 31 expansion projects to existing self-storage facilities. In addition, we have six parcels of land held for development with total costs of approximately $12,236,000.

              Our policy is to capitalize interest incurred on debt during the course of construction of our self-storage facilities. Interest capitalized during the three and nine months ended September 30, 2003 was $1,411,000 and $4,386,000, respectively compared to $1,374,000 and $4,646,000, respectively for the same periods in 2002.

6.       Investment in Real Estate Entities

              At September 30, 2003, our investment in real estate entities consists of our ownership interests in seven partnerships, which principally own self-storage facilities, and our ownership interest in PSB. These interests are non-controlling interests of less than 50% and are accounted for using the equity method of accounting. Accordingly, earnings are recognized based upon our ownership interest in each of the partnerships. The accounting policies of these entities are similar to the Company's.

              For the three and nine months ended September 30, 2003, we recognized earnings from our investments of $5,770,000 and $19,456,000, respectively, as compared to $7,483,000 and $23,739,000, respectively for the same periods in 2002. Equity in earnings of real estate entities includes our pro-rata share of the net impact of gains on sale of real estate assets and impairment charges relating to the impending sale of real estate assets recorded by PSB. Our net pro-rata impact of these items totaled net income of $453,000 for the nine months ended September 30, 2003 (none for the three months ended September 30, 2003), as compared to net income of $483,000 and $2,724,000 for the three and nine months ended September 30, 2002, respectively. See the condensed financial information with respect to PSB below for further information regarding these items recorded by PSB.

              For the nine months ended September 30, 2003, we acquired investments in the real estate entities totaling $272,000 as compared to $338,000 for the nine months ended September 30, 2002. We received distributions from our investments for the nine months ended September 30, 2003 and 2002, in the amount of $12,900,000 and $15,520,000, respectively.

              The following table sets forth our investments in real estate entities at September 30, 2003 and December 31, 2002, and our equity in earnings of real estate entities for the three and nine months ended September 30, 2003 and 2002 (amounts in thousands):

                              PUBLIC STORAGE, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2003

                                   (Unaudited)




                                                              Equity in Earnings of Real      Equity in Earnings of Real
                               Investments in Real Estate       Estate Entities for the      Estate Entities for the Nine
                                      Entities at          Three Months Ended September 30,    Months Ended September 30,

                             September 30,    December 31,
                                  2003            2002           2003            2002            2003            2002
                             -------------    ------------ ---------------   --------------  ------------    ------------
PSB (a)..................     $   278,458     $   273,790     $     4,559    $     5,900     $    15,717     $    19,000
Disposed Investments (b).               -             525               -              8              10             247
Other Investments........          57,514          55,364           1,211          1,575           3,729           4,492
                             -------------    ------------ ---------------   --------------  ------------    ------------
  Total..................     $   335,972       $ 329,679     $     5,770    $     7,483     $    19,456     $    23,739
                             =============    ============ ===============   ==============  ============    ============


(a) Equity in earnings of real estate entities includes our pro-rata share of the net impact of gains on sale of assets and impairment charges relating to the impending sale of real estate assets recorded by PSB. Our net pro-rata impact from these items totaled net income of $453,000 for the nine months ended September 30, 2003, as compared to income of $483,000 and $2,724,000 for the three and nine months ended September 30, 2002, respectively.

(b) As described in Note 3, in the first quarter of 2002 we began consolidating the results of the Development Joint Venture and as a result eliminated our investment in the three months ended March 31, 2002. In addition, in the second quarter of 2003, we disposed of an investment for cash of $851,000, recognizing a gain on sale of approximately $316,000.

         Investment in PSB
         -----------------

              On January 2, 1997, we reorganized our commercial property operations into an entity now known as PS Business Parks, Inc., a REIT traded on the American Stock Exchange, and an operating partnership controlled by PS Business Parks, Inc. (collectively, the REIT and the operating partnership are referred to as "PSB"). The Company and certain partnerships in which the Company has a controlling interest have a 44% common equity interest in PSB as of September 30, 2003. This 44% common equity interest is comprised of the ownership of 5,418,273 shares of common stock and 7,305,355 limited partnership units in the operating partnership; these limited partnership units are convertible at our option, subject to certain conditions, on a one-for-one basis into PSB common stock. Based upon the closing price at September 30, 2003 ($37.74 per share of PSB common stock), the shares and units had a market value of approximately $480.2 million as compared to a book value of $278.5 million.

              At September 30, 2003, PSB owned and operated approximately 14.8 million net rentable square feet of commercial space. In addition, PSB manages approximately 1,196,000 net rentable square feet of commercial space owned by the Company, the Consolidated Entities, and the Unconsolidated Entities pursuant to property management agreements.

              The following table sets forth the condensed statements of operations for the nine months ended September 30, 2003 and for the same period in 2002, and the condensed balance sheets of PSB at September 30, 2003 and December 31, 2002. The amounts below represent 100% of PSB's balances and not our pro-rata share.

                             PUBLIC STORAGE, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2003

                                   (Unaudited)


                                                        For the nine months ended September 30,
                                                       -----------------------------------------
                                                               2003                  2002
                                                       ------------------    -------------------
                                                               (Amounts in thousands)
   Total revenue prior to gains on sale.............     $      146,126      $      144,956
   Gain on disposition of assets....................              5,541               7,448
   Impairment charges with respect to impending
      sales of real estate..........................             (5,907)               (900)
   Cost of operations and other expenses............            (46,225)            (46,114)
   Depreciation and amortization....................            (43,186)            (41,164)
   Discontinued operations (a)......................              5,636               4,048
   Minority interest................................            (23,494)            (24,256)
                                                       ------------------    -------------------
    Net income.....................................      $       38,491      $       44,018
                                                       ==================    ===================

                                                       September 30, 2003     December 31, 2002
                                                       ------------------    -------------------
                                                            (Amounts in thousands)
   Total assets (primarily real estate).............     $    1,162,327      $    1,156,802
   Total debt.......................................             69,844              70,279
   Other liabilities................................             36,666              36,902
   Minority interest................................            387,476             385,219
   Shareholders' equity.............................     $      668,341      $      664,402


(a) Includes income from discontinued operations totaling $3,340,000 and $3,661,000 for the nine months ended September 30, 2003 and 2002, respectively, and equity in income of discontinued joint venture totaling $2,296,000 and $387,000 for the nine months ended September 30, 2003 and 2002, respectively. Included in discontinued operations is a gain on disposition of assets of $1,376,000 for the nine months ended September 30, 2003 (none for the same period in 2002).

     Other Investments
     -----------------

              The other investments consist primarily of an average 41% common equity ownership, which we owned during each of the three and nine months ended September 30, 2003 and 2002, in seven limited partnerships (collectively, the "Other Investments") owning an aggregate of 36 storage facilities. For the nine months ended September 30, 2003, we acquired additional equity interests in these entities from third parties for a total of $272,000, as compared to $338,000 for the same period in 2002.

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

              The  following  table  sets  forth  certain  condensed   financial
     information (representing 100% of these entities' balances and not our pro-rata share) with respect to Other Investments:

                             PUBLIC STORAGE, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2003

                                   (Unaudited)


                                                             For the nine months ended September 30,
                                                             ---------------------------------------
                                                                     2003               2002
                                                             ------------------   ------------------
                                                                 (Amounts in thousands)
   Total revenue........................................      $       19,897      $       19,960
   Cost of operations and other expenses................              (6,862)             (7,027)
   Depreciation and amortization........................              (1,868)             (1,903)
                                                             ------------------   ------------------
     Net income.........................................      $       11,167      $       11,030
                                                             ==================   ==================

                                                             September 30, 2003   December 31, 2002
                                                             ------------------   ------------------
                                                                  (Amounts in thousands)

   Total assets (primarily storage facilities)..........      $       56,671      $       56,731
   Total debt...........................................               2,355               5,450
   Other liabilities....................................              10,308               1,121
   Partners' equity.....................................      $       44,008      $       50,160



7.       Revolving Line of Credit

              We have a $200 million revolving line of credit (the "Credit Agreement") that has a maturity date of October 31, 2004 and bears an annual interest rate ranging from the London Interbank Offered Rate ("LIBOR") plus 0.45% to LIBOR plus 1.50% depending on our credit ratings (currently LIBOR plus 0.45%). In addition, we are required to pay a quarterly commitment fee ranging from 0.20% per annum to 0.30% per annum depending on our credit ratings (currently the fee is 0.20% per annum). At September 30, 2003 and at November 12, 2003, we had no outstanding borrowings on our line of credit.

              The Credit Agreement includes various covenants, the more significant of which requires us to (i) maintain a balance sheet leverage ratio of less than 0.50 to 1.00, (ii) maintain certain quarterly interest and fixed-charge coverage ratios (as defined therein) of not less than 2.50 to 1.0 and 1.75 to 1.0, respectively, and (iii) maintain a minimum total shareholders' equity (as defined therein). In addition, we are limited in our ability to incur additional borrowings (we are required to maintain unencumbered assets with an aggregate book value equal to or greater than two times our unsecured recourse debt). We were in compliance with all the covenants of the Credit Agreement at September 30, 2003.

8.       Notes Payable

              Notes payable at September 30, 2003 and December 31, 2002 consist of the following:

                             PUBLIC STORAGE, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2003

                                   (Unaudited)



                                                                         Carrying Amount
                                                                 -------------------------------
                                                                 September 30,     December 31,
                                                                       2003             2002
                                                                 -------------     -------------
                                                                     (Amounts in thousands)
Unsecured senior notes:
  7.08% note due November 2003............................        $     5,000       $    10,000
  7.47% note due January 2004.............................             14,600            29,300
  7.66% note due January 2007.............................             44,800            56,000

Mortgage notes payable:
  10.55% mortgage notes secured by real estate facilities,
      principal and interest payable monthly, due August 2004          15,721            18,167
  7.134% to 10.5% mortgage notes secured by real estate
      facilities, principal and interest payable monthly, due
      at varying dates between May 2004 and September 2028              1,911             2,400
                                                                 -------------     -------------
         Total notes payable..............................        $    82,032       $   115,867
                                                                 =============     =============


              All of our notes payable are fixed rate. The unsecured senior notes require interest and principal payments to be paid semi-annually and have various restrictive covenants, all of which have been met at September 30, 2003 and December 31, 2002. The 10.55% mortgage notes consist of five notes, which are cross-collateralized by 19 properties and are due to a life insurance company. Mortgage notes payable are secured by 24 real estate facilities having an aggregate net book value of approximately $59.1 million at September 30, 2003 and $56.4 million at December 31, 2002.


              At September 30, 2003, approximate principal maturities of notes payable are as follows:

                               Unsecured
                              Senior Notes       Mortgage Notes      Total
                              ------------       --------------   ----------
                                               (in thousands)
2003 (remainder of).......... $      5,000       $        947      $   5,947
2004.........................       25,800             15,065         40,865
2005.........................       11,200                156         11,356
2006.........................       11,200                170         11,370
2007.........................       11,200                185         11,385
Thereafter...................            -              1,109          1,109
                              ------------       --------------   ----------
                              $     64,400         $   17,632      $  82,032
                              ============       ==============   ==========
Weighted average rate........         7.6%              10.3%           8.2%
                              ============       ==============   ==========

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

     Preferred Partnership Interests
     -------------------------------

              During 2000, one of our consolidated operating partnerships issued preferred partnership units: March 17, 2000 - $240.0 million of 9.5% Series N Cumulative Redeemable Perpetual Preferred Units and March 29, 2000 - $75.0 million of 9.125% Series O Cumulative Redeemable Perpetual Preferred. A portion of the 9.125% Series O Cumulative Redeemable Perpetual Preferred ($30 million) was repurchased by the Company in 2001.

                             PUBLIC STORAGE, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2003

                                   (Unaudited)

              For each of the three and nine months ended September 30, 2003 and 2002, the holders of the preferred units were paid distributions aggregating approximately $6,726,000 and $20,179,000, respectively, and received an equivalent allocation of minority interest in earnings.

              The following table summarizes the preferred partnership units outstanding at September 30, 2003 and December 31, 2002:


                               Earliest        Distribution       Units            Carrying
         Series           Redemption Date (a)      Rate        Outstanding          Amount
         ------           -------------------  ------------    -----------         ----------
                                                                   (Amounts in thousands)
Series N............          March 17, 2005        9.500%           9,600           $240,000
Series O............          March 29, 2005        9.125%           1,800             45,000
                                                               -----------         ----------
Total...............                                                11,400           $285,000
                                                               ===========         ==========

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

     Other Partnership Interests
     ---------------------------

              The following table sets forth the minority interest at September 30, 2003 and December 31, 2002 as well as the distributions paid to minority interest for the nine months ended September 30, 2003 and 2002 with respect to the other partnership interests (amounts in thousands):


                                                                                          Distributions to minority
                                                                                        interests for the nine months
                                                      Minority interest at                   ended September 30,
                                                ------------------------------         ------------------------------
                                                September 30,     December 31,
                 Description                        2003              2002                  2003             2002
                -------------                   -------------     ------------         -------------     ------------
Consolidated Development Joint Venture......      $   70,951       $    75,432           $     7,386      $    7,384
Convertible Partnership Units..............            6,400             6,274                   320             321
Other consolidated partnerships.............          65,911            72,793                 9,244          11,310
                                                -------------     ------------         -------------     ------------
Total other partnership interests...........      $  143,262       $   154,499           $    16,950      $   19,015
                                                =============     ============         =============     ============


              Income is allocated to the minority interests based upon their pro-rata interest in the operating results of the Consolidated Entities. The following table sets forth the income allocated to minority interest in income with respect to the Other Partnership interests for the three and nine months ended September 30, 2003 and 2002 (amounts in thousands):

                             PUBLIC STORAGE, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2003

                                   (Unaudited)


                                                Minority interest in income for        Minority interest in income for
                                                     the three months ended            the nine months ended September
                                                         September 30,                               30,
                                                --------------------------------       -------------------------------
                 Description                         2003             2002                  2003             2002
                -------------                   --------------    --------------       --------------    -------------
Consolidated Development Joint Venture......      $     1,292      $      938            $     2,905      $    1,574
Convertible Partnership Units...............               86              81                    233             243
Other consolidated partnerships.............            3,040           3,763                  9,265          11,467
                                                --------------    --------------       --------------    -------------
Total other partnership interests...........      $     4,418      $    4,782            $    12,403      $   13,284
                                                ==============    ==============       ==============    =============


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

              At September 30, 2003, the Consolidated Development Joint Venture was fully committed having completed construction on 22 self-storage facilities for a total cost of approximately $108 million.

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

              PSAC Storage Investors, LLC provides Mr. Hughes with a fixed yield of approximately 8.0% per annum on his preferred non-voting interest (representing an investment of approximately $64.1 million at September 30,
     2003). In addition, Mr. Hughes receives 1% of the remaining cash flow of PSAC Storage Investors, LLC (estimated to be less than $50,000 per year). If PSAC Storage Investors, LLC does not elect to cause an early termination, Mr. Hughes' 1% interest in residual cash flow can increase to 10%.

              In consolidation, the Equity Stock, Series AAA owned by the joint venture and the related dividend income have been eliminated. Minority interests primarily represent the total contributions received from PSAC Storage Investors combined with the accumulated net income allocated to PSAC Storage Investors, net of cumulative distributions.

                             PUBLIC STORAGE, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2003

                                   (Unaudited)

              See Note 14, "Recent  Accounting  Pronouncements  - Accounting for
     Certain Financial Instruments with Characteristics of both Liabilities and Equity" for further discussion of the impact of recent accounting pronouncements on the accounting for these interests.

     Convertible Partnership Units
     -----------------------------

              As of September 30, 2003 and December 31, 2002, one of our Consolidated Entities had approximately 237,935 convertible partnership units ("Convertible Units") outstanding, representing a limited partnership interest in the partnership. The Convertible Units are convertible on a one-for-one basis (subject to certain limitations) into common shares of the Company at the option of the unitholder. Minority interest in income with respect to the Convertible Units reflects an allocation of net income on a per unit basis equal to diluted earnings per common share.

     Other Consolidated Partnerships
     -------------------------------

               At September 30, 2003, the Other Consolidated Partnerships reflect common equity interests that the Company does not own in 25 entities owning an aggregate of 172 self-storage facilities.

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

              During 2002, we acquired minority interests in the Consolidated Entities for an aggregate cash cost of $26,519,000 and issued an aggregate of 1,091,608 shares ($37,904,000) of our common stock; these acquisitions had the effect of reducing minority interest by $25,105,000, with the excess of cost over underlying book value ($39,318,000) allocated to real estate.

              In addition, during the second quarter of 2002, we recorded the pending sale of a partnership interest in the Consolidated Entities for an aggregate of $1,450,000. We recorded a loss on sale of the interest in the amount of $1,839,000. As a result of this pending sale, minority interest increased by $3,289,000. This sale is subject to litigation; see Note 15.

              The partnership agreements for the Other Consolidated Partnerships have termination dates that cannot be unilaterally extended by the Company and, upon termination of each partnership, the net assets of these entities would be liquidated and paid to the minority interests and the Company based upon their relative ownership interests. See Note 14, "Recent Accounting Pronouncements - Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" for further discussion of the impact of recent accounting pronouncements on the accounting for these interests.

10.      Shareholders' Equity

     Cumulative Preferred Stock
     --------------------------

              At September 30, 2003 and December 31, 2002, we had the following series of Cumulative Preferred Stock outstanding:

                             PUBLIC STORAGE, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2003

                                   (Unaudited)

                                                              At September 30, 2003            At December 31, 2002
                                                           ---------------------------   ------------------------------
                            Earliest
                           Redemption        Dividend        Shares        Carrying         Shares         Carrying
       Series               Date (a)           Rate        Outstanding      Amount        Outstanding       Amount
       ------             ------------      ----------     -------------  ------------   -------------    -------------
                                    (Dollar amount in thousands)
Series B               March 31, 2003 (b)        9.200%               -    $         -       2,300,000    $    57,500
Series C                June 30, 2003 (b)    Adjustable               -              -       1,200,000         30,000
Series D               September 30, 2004        9.500%       1,200,000         30,000       1,200,000         30,000
Series E                 January 31, 2005       10.000%       2,195,000         54,875       2,195,000         54,875
Series F                   April 30, 2005        9.750%       2,300,000         57,500       2,300,000         57,500
Series K                 January 19, 2004        8.250%           4,600        115,000           4,600        115,000
Series L                   March 10, 2004        8.250%           4,600        115,000           4,600        115,000
Series M                  August 17, 2004        8.750%           2,250         56,250           2,250         56,250
Series Q                 January 19, 2006        8.600%           6,900        172,500           6,900        172,500
Series R               September 28, 2006        8.000%          20,400        510,000          20,400        510,000
Series S                 October 31, 2006        7.875%           5,750        143,750           5,750        143,750
Series T                 January 18, 2007        7.625%           6,086        152,150           6,086        152,150
Series U                February 19, 2007        7.625%           6,000        150,000           6,000        150,000
Series V               September 30, 2007        7.500%           6,900        172,500           6,900        172,500
                                                           -------------  ------------   -------------    -------------
Total Cumulative
Preferred Stock                                               5,758,486    $ 1,729,525       9,258,486    $ 1,817,025
                                                           =============  ============   =============    =============


(a) Except under certain conditions relating to the Company's qualification as a REIT, the Senior Preferred Stock outstanding at September 30, 2003 is not redeemable prior to the dates indicated. On or after the dates indicated, each series of Cumulative Senior Preferred Stock will be redeemable, at the option of the Company, in whole or in part, at $25 per share (or depositary share in the case of the Series K through Series V), plus accrued and unpaid dividends.

(b)  Series was redeemed on the date indicated.

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

              In addition, on October 6, 2003, we issued $132.5 million of 6.50% Cumulative Preferred Stock, Series W. On November 13, 2003, we issued $120.0 million of our 6.45% Cumulative Preferred Stock, Series X (see Note
     16).

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

                             PUBLIC STORAGE, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2003

                                   (Unaudited)

              The  Series  D  through  Series  X  Cumulative   Preferred   Stock
     (collectively the "Cumulative Senior Preferred Stock") have general preference rights with respect to liquidation and quarterly distributions. Holders of the preferred stock, except under certain conditions and as noted below, will not be entitled to vote on most matters. In the event of a cumulative arrearage equal to six quarterly dividends or failure to maintain a Debt Ratio (as defined) of 50% or less, holders of all outstanding series of preferred stock (voting as a single class without regard to series) will have the right to elect two additional members to serve on the Company's Board of Directors until events of default have been cured. At September 30, 2003, there were no dividends in arrears and the Debt Ratio was 1.4%.

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

     Equity Stock, Series A
     ----------------------

              At September 30, 2003, we had 8,776,102 depositary shares outstanding, each representing 1/1,000 of a share of Equity Stock, Series A ("Equity Stock A"). The Equity Stock A ranks on a parity with common stock and junior to the Cumulative Senior Preferred Stock with respect to general preference rights and has a liquidation amount which cannot exceed $24.50 per share. Distributions with respect to each depositary share shall be the lesser of: (i) five times the per share dividend on the Common Stock or
     (ii) $2.45 per annum. We have no obligation to pay distributions on the depositary shares if no distributions are paid to common shareholders.

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

                             PUBLIC STORAGE, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2003

                                   (Unaudited)

     Equity Stock, Series AAA
     ------------------------

              In  November  1999,  we sold  $100,000,000  (4,289,544  shares) of
     Equity Stock, Series AAA ("Equity Stock AAA") to a newly formed joint venture. We control the joint venture and consolidate the accounts of the joint venture, and accordingly the Equity Stock AAA is eliminated in consolidation. The Equity Stock AAA ranks on a parity with our common stock and junior to the Cumulative Preferred Stock with respect to general preference rights, and has a liquidation amount equal to 120% of the amount distributed to each common share. Annual distributions per share are equal to the lesser of (i) five times the amount paid per common share or (ii) $2.1564. We have no obligation to pay distributions on these shares if no distributions are paid to common stockholders.

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

     Common Stock
     ------------

              At September 30, 2003, entities consolidated with the Company owned 723,732 common shares of the Company. These shares continue to be legally issued and outstanding. In the consolidation process, these shares and the related balance sheet amounts have been eliminated. In addition, these shares are not included in the computation of weighted average shares outstanding.

              The following chart reconciles the Company's legally issued and outstanding shares of common stock and the reported outstanding shares of common stock at September 30, 2003 and December 31, 2002:

Reconciliation of Common Shares
--------------------------------         At september 30,    At December 31,
Outstanding                                    2003                2002
-----------                              ----------------    ---------------

Legally issued and outstanding shares       126,697,050         117,540,187
Less - Shares owned by the
    Consolidated Entities that are
    eliminated in consolidation.....           (723,732)           (548,732)
                                         ----------------    ---------------
Reported issued and outstanding shares      125,973,318         116,991,455
                                         ================    ===============

              The Company's Board of Directors authorized the repurchase from time to time of up to 25,000,000 shares of the Company's common stock on the open market or in privately negotiated transactions. During the second quarter of 2003, we repurchased, through one of the Consolidated Entities, 175,000 shares for a total of $6,001,000. From the initial authorization through September 30, 2003, we have repurchased a total of 21,672,020 shares of common stock at an aggregate cost of approximately $541.9 million.

                             PUBLIC STORAGE, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2003

                                   (Unaudited)

     Class B Common Stock
     --------------------

              The Class B Common Stock was converted into regular common stock on January 1, 2003. For 2002, the Class B Common Stock participated in distributions at the rate of 97% of the per share distributions on the Common Stock.

     Dividends

              The following table summarizes dividends declared and paid during the nine months ended September 30, 2003:

                                             Distributions Per
                                            Share or Depositary       Total
                                                   Share          Distributions
                                           -------------------- ---------------
Preferred Stock:
Series B..............................             $0.554       $   1,323,000
Series C..............................             $0.844           1,012,000
Series D..............................             $1.782           2,137,000
Series E..............................             $1.875           4,116,000
Series F..............................             $1.828           4,205,000
Series K..............................             $1.547           7,116,000
Series L .............................             $1.547           7,116,000
Series M..............................             $1.640           3,690,000
Series Q..............................             $1.613          11,126,000
Series R..............................             $1.500          30,600,000
Series S..............................             $1.477           8,490,000
Series T..............................             $1.430           8,700,000
Series U..............................             $1.430           8,580,000
Series V..............................             $1.406           9,703,000
                                                                ---------------
                                                                  107,914,000
Common Stock:
Equity Stock, Series A................             $1.838          16,126,000
Common ...............................             $1.350         168,781,000
                                                                ---------------
   Total dividends....................                          $ 292,821,000
                                                                ===============

              The dividend rate on the Series C Preferred Stock for the first six months of 2003 was equal to 6.75% per annum. The Series B and Series C were redeemed entirely on March 31, 2003 and June 30, 2003, respectively.

              The dividend rate on the Common Stock was $0.45 per common share for each of the quarters ended March 31, 2003, June 30, 2003, and September 30, 2003. The dividend rate on the Equity Stock, Series A was $0.6125 per depositary share for each of the quarters ended March 31, 2003, June 30, 2003, and September 30, 2003.

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

                             PUBLIC STORAGE, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2003

                                   (Unaudited)

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

                             PUBLIC STORAGE, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2003

                                   (Unaudited)

                                                      Three months ended                    Nine months ended
                                                         September 30,                         September 30,
                                                    -----------------------              ----------------------
                                                       2003        2002        Change       2003         2002       Change
                                                    ----------  -----------  ----------  -----------  ---------   ----------
                                                                          (Dollar amounts in thousands)
Reconciliation of Revenues by Segment:

Self-storage property rentals................        $ 206,856  $  195,907   $  10,949    $ 593,345   $ 572,588   $  20,757
Commercial property rentals..................            2,812       2,894         (82)       8,601       8,917        (316)
Containerized storage........................           10,355       8,935       1,420       27,713      23,351       4,362
Tenant re-insurance..........................            5,755       5,112         643       16,551      14,843       1,708
Other items not allocated to segments:
  Interest and other income..................            2,847       2,538         309        7,425       7,005         420
                                                    ----------  -----------  ----------  -----------  ---------   ----------
      Total revenues.........................        $ 228,625  $  215,386   $  13,239    $ 653,635   $ 626,704   $  26,931
                                                    ==========  ===========  ==========  ===========  =========   ==========


              The following table reconciles the performance of each segment to our consolidated net income. It further provides detail of the segment components of the income statement item, "Equity in earning of real estate entities."

                             PUBLIC STORAGE, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2003

                                   (Unaudited)


                                                  Three months ended                    Nine months ended
                                                     September 30,                        September 30,
                                                -----------------------              -----------------------
                                                    2003        2002       Change        2003        2002       Change
                                                -----------  ----------  ----------  -----------  ----------  ----------
                                                 (Amounts in thousands)
  Reconciliation of Net Income by Segment:

  Self-storage
  Self-storage net operating income.........     $ 135,875   $ 133,173    $  2,702    $386,690    $ 391,690    $ (5,000)
  Self-storage depreciation.................       (43,613)    (42,848)       (765)   (130,332)    (127,234)     (3,098)
  Equity in earnings - self-storage property
     operations.............................         1,607       1,600           7       4,724        5,081        (357)
  Equity in earnings - depreciation
     (self-storage) ........................          (436)       (409)        (27)     (1,265)        (958)       (307)
  Discontinued operations (Note 4) .........           153         154          (1)        421          449         (28)
                                                -----------  ----------  ----------  -----------  ----------  ----------
      Total self-storage segment net income.        93,586      91,670       1,916     260,238      269,028      (8,790)
                                                -----------  ----------  ----------  -----------  ----------  ----------
  Commercial  properties
  Commercial properties.....................         1,559       1,820        (261)      5,110        5,645        (535)
  Depreciation and amortization - commercial
     properties.............................          (590)       (622)         32      (1,889)      (1,991)        102
  Equity in earnings - commercial property
     operations.............................        16,148      16,394        (246)     48,339       49,050        (711)
  Equity in earnings - depreciation
     (commercial properties) ...............        (6,779)     (6,412)       (367)    (19,088)     (18,759)       (329)
  Discontinued operations (Note 4) .........             -          (9)          9           -          114        (114)
                                                -----------  ----------  ----------  -----------  ----------  ----------
     Total commercial property segment net
       income...............................        10,338      11,171        (833)     32,472       34,059      (1,587)
                                                -----------  ----------  ----------  -----------  ----------  ----------
  Containerized storage
  Containerized storage net operating income         4,158       1,892       2,266      10,512        6,595       3,917
  Containerized storage depreciation........        (1,838)     (1,262)       (576)     (5,436)      (3,961)     (1,475)
  Discontinued operations (Note 4) .........        (1,377)     (5,248)      3,871      (2,977)      (7,308)      4,331
                                                -----------  ----------  ----------  -----------  ----------  ----------
      Total containerized storage segment net
       income (loss)........................           943      (4,618)      5,561       2,099       (4,674)      6,773
                                                -----------  ----------  ----------  -----------  ----------  ----------
  Tenant Reinsurance
   Tenant reinsurance net income............         2,838       2,725         113       7,920        7,640         280
                                                -----------  ----------  ----------  -----------  ----------  ----------
  Other items not allocated to segments
  -------------------------------------
  Equity in earnings - general and
     administrative and other...............        (4,770)     (3,690)     (1,080)    (13,254)     (10,675)     (2,579)
  Interest and other income.................         2,847       2,538         309       7,425        7,005         420
  General and administrative................        (4,642)     (3,968)       (674)    (13,321)     (12,273)     (1,048)
  Interest expense..........................          (296)       (969)        673      (1,121)      (3,284)      2,163
  Minority interest in income...............       (11,144)    (11,508)        364     (32,582)     (33,463)        881
  Gain (loss) on disposition of real estate.            47           -          47         807       (1,839)      2,646
                                                -----------  ----------  ----------  -----------  ----------  ----------
      Total other items not allocated to segments  (17,958)    (17,597)       (361)    (52,046)     (54,529)      2,483
                                                -----------  ----------  ----------  -----------  ----------  ----------
       Total consolidated net income........     $  89,747   $  83,351    $  6,396    $250,683    $ 251,524    $   (841)
                                                ===========  ==========  ==========  ===========  ==========  ==========


                             PUBLIC STORAGE, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2003

                                   (Unaudited)

12.  Stock-Based Compensation

      Stock Options
      -------------

              The Company has a 1990 Stock Option Plan (the "1990 Plan") which provides for the grant of non-qualified stock options. The Company has a 1994 Stock Option Plan (the "1994 Plan"), a 1996 Stock Option and Incentive Plan (the "1996 Plan") and a 2000 Non-Executive/Non-Director Stock Option and Incentive Plan (the "2000 Plan"), each of which provides for the grant of non-qualified options and incentive stock options. The 1990 Plan, the 1994 Plan, the 1996 Plan and the 2000 Plan are collectively referred to as the "PSI Plans." Under the PSI Plans, the Company has granted non-qualified options to certain directors, officers and key employees to purchase shares of the Company's common stock at a price equal to the fair market value of the common stock at the date of grant. Generally, options under the PSI Plans vest over a three-year period from the date of grant at the rate of one-third per year and expire (i) under the 1990 Plan, five years after the date they became exercisable and (ii) under the 1994 Plan, the 1996 Plan and the 2000 Plan, ten years after the date of grant. The 1996 Plan and the 2000 Plan also provide for the grant of restricted stock to officers, key employees and service providers on terms determined by an authorized committee of the Board of Directors.

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

              For the three and nine months ended September 30, 2003, we recorded $95,000 and $294,000, respectively, in stock option compensation expense ($39,000 and $97,000 for the three and nine months ended September 30, 2002) related to options granted after January 1, 2002. The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option pricing model. The estimated average value of stock options granted in the first nine months of 2003 was based upon an estimated life of 5 years, a risk-free rate of 4.0%, an expected dividend yield of 7%, and expected volatility of 0.176.

                             PUBLIC STORAGE, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2003

                                   (Unaudited)

              If we had recorded  stock option  expense  applying the Fair Value
     Method to all awards, we would have recognized an additional $714,000 and $1,041,000 for the three months ended September 30, 2003 and 2002, respectively, and $2,123,000 and $3,080,000 in stock option compensation expense for the nine months ended September 30, 2003 and 2002, respectively. Diluted earnings per share would have been $0.96 and $0.91 for the nine months ended September 30, 2003 and 2002, respectively. Basic earnings per share would have been $0.97 and $0.93 for the nine months ended September 30, 2003 and 2002, respectively. Diluted earnings per share would have been $0.38 and $0.26 for the three months ended September 30, 2003 and 2002, respectively. Basic earnings per share for the same periods would have been $0.39 and $0.26.

     Restricted Stock Units
     ----------------------

              Restricted stock units vest over a five-year period from the date of grant at the rate of one-fifth per year. The employee is entitled to receive per-unit dividends on the outstanding restricted stock units equal to the per-share dividends received by the common shares. Upon vesting, the employee receives either regular common shares equal to the number of vested restricted stock units in exchange for the units or, at the employee's option, the equivalent in cash. The total value of each restricted stock unit grant, based upon the market price of the Company's common stock at the date of grant, is amortized over the vesting period as compensation expense. Any changes in the market price of the Company's common stock price are reflected prospectively as adjustments to compensation expense with respect to unvested restricted stock units over the applicable remaining service period. Dividends paid on restricted stock units are accounted for as dividends on common stock. Outstanding restricted stock units are included on a one-for-one basis in the Company's diluted weighted average shares, less a reduction for the treasury stock method applied to the average cumulative measured but unrecognized compensation expense during the period.

              During the third quarter of 2003, the Company granted 197,000 shares of restricted stock units to employees of the Company. The fair market value of the grant was approximately $7.4 million based upon a closing price of $37.74 per common share on the date of grant. A total of $371,000 in restricted stock expense was recorded in the three months ended September 30, 2003, representing the applicable amortization of the 197,000 share grant.

13.      Related Party Transactions

     Relationships and transactions with the Hughes Family
     -----------------------------------------------------

              B. Wayne Hughes, Chairman of the Board, and his family (the "Hughes Family") have ownership interests in, and operate, approximately 38 self-storage facilities in Canada under the name "Public Storage." We currently do not own any interests in these facilities nor do we own any facilities in Canada. The Hughes Family owns approximately 37% of our common stock outstanding at September 30, 2003. We have a right of first refusal to acquire the stock or assets of the corporation engaged in the operation of the 38 self-storage facilities in Canada if the Hughes family or the corporation agrees to sell them. However, we have no interest in the operations of this corporation, have no right to acquire this stock or assets unless the Hughes family decides to sell, and receive no benefit from the profits and increases in value of the Canadian self-storage facilities.

              Our personnel have been engaged in the supervision and the operation of these 38 self-storage facilities and currently provide certain administrative services for the Canadian owners, and certain other services, primarily tax services, with respect to certain other Hughes Family interests. The Hughes Family and the Canadian owners reimburse us at cost for these services. There may be conflicts of interest in allocating the time of our personnel between our properties, the Canadian properties, and certain other Hughes Family interests. We are in the process of eliminating the sharing of Company personnel with the Canadian entities and expect this process to be completed by December 31, 2003.

                             PUBLIC STORAGE, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2003

                                   (Unaudited)

     PS Business Parks, Inc.
     -----------------------

              Ronald L. Havner Jr., our vice-chairman and chief executive officer, is also chairman of PSB and was CEO until August 12, 2003. Mr. Havner's compensation is allocated between the Company and PSB. This allocation was approved by the audit committee of the Company's Board of Directors.

              Pursuant to a cost-sharing and administrative services agreement, PSB reimburses the Company for certain administrative services. PSB's share of these costs totaled approximately $85,000 for each of the three month periods ended September 30, 2003 and 2002 and $255,000 for each of the nine months ended September 30, 2003 and 2002, and were computed in accordance with a methodology intended to fairly allocate these costs.

              PSB manages certain of the commercial facilities owned by the Company pursuant to management agreements for a management fee equal to 5% of revenues. The Company paid a total of $140,000 and $439,000, for the three and nine months ended September 30, 2003, respectively, as compared to $152,000 and $454,000, respectively, for the same periods in 2002, in management fees with respect to PSB's property management services.

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

14.      Recent Accounting Pronouncements

     Accounting for Certain Financial  Instruments with  Characteristics of both
     ---------------------------------------------------------------------------
     Liabilities and Equity
     ----------------------

              In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150 - "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" ("SFAS 150"). This statement prescribes reporting standards for financial instruments that have characteristics of both liabilities and equity. This standard generally indicates that certain financial instruments that give the issuer a choice of settling an obligation with a variable number of securities or settling an obligation with a transfer of assets, any mandatorily redeemable security, and certain put options and forward purchase contracts, should be classified as a liability on the balance sheet. With the exception of minority interests, described below, we implemented this Statement on July 1, 2003, and the adoption had no impact on our financial statements.

              The provisions of SFAS 150 indicate certain minority interests in consolidated entities are to be classified as liabilities at fair value. However, on October 29, 2003, the FASB decided to defer indefinitely the implementation of SFAS 150 as it relates to these minority interests.

                             PUBLIC STORAGE, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2003

                                   (Unaudited)

              Assuming the FASB had not deferred the implementation of SFAS 150 as it relates to minority interests, the impact on the Company's balance sheet at September 30, 2003 would have been to reclassify the Company's minority interests described in Note 9 as the "Consolidated Development Joint Venture and the "Other Consolidated Partnerships", as liabilities at their estimated fair value. Such adoption would reduce the Company's common minority interest by $136,862,000, and increase liabilities by $305,290,000, representing the estimated settlement value of these minority interests at September 30, 2003.

     FASB Interpretation No. 46 - Consolidation of Variable Interest Entities

              In January 2003, the Financial Accounting Standards Board issued FASB Interpretation No. 46 - "Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin No. 51." This interpretation explains how to identify variable interest entities and how an enterprise assesses its interests in a variable interest entity to decide whether to consolidate that entity. In general, a variable interest entity is a corporation, partnership, trust, or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights, or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. This statement is applicable at the beginning of the Company's quarter ended December 31, 2003. We are in the process of evaluating the impact of the adoption of this Interpretation but do not believe it will have a significant impact on our financial statements.

15.      Commitments and Contingencies

     Legal Matters
     -------------

     Serrao v. Public Storage,  Inc. (Filed April 2003) (Superior Court - Orange
     ---------------------------------------------------------------------------
     County)
     -------

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

     Salaam,  et. Al V. Public  Storage,  Inc.  (filed  February 2000) (Superior
     ---------------------------------------------------------------------------
     Court - Los Angeles County)
     ---------------------------

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

                             PUBLIC STORAGE, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2003

                                   (Unaudited)

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

     Gustavson  et al. v.  Public  Storage,  Inc.  (Filed  June 2003)  (Superior
     ---------------------------------------------------------------------------
     Court - Los Angeles County)
     ---------------------------

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

                             PUBLIC STORAGE, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2003

                                   (Unaudited)

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

              In March 2003, the court granted plaintiff's motion to compel the sale of the units to the plaintiff. The Company is appealing the court's decision. If the Company is compelled to sell the units to plaintiff, the Company would incur a loss of approximately $1,839,000, which has been accrued as a loss on sale of real estate investments in the Company's income statement for the nine months ended September 30, 2002.

     Other Items
     -----------

               The Company is a party to various claims, complaints, and other legal actions that have arisen in the normal course of business from time to time, including emplyment and tenant claims that are not described above. We believe that it is unlikely that the outcome of these other pending legal proceedings, in the aggregate, will have a material adverse effect upon the operations or financial position of the Company.

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

                             PUBLIC STORAGE, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2003

                                   (Unaudited)

     Development of Real Estate Facilities
     -------------------------------------

              We currently have 44 projects in our development pipeline, including 13 newly developed self-storage facilities, expansions to 15 existing self-storage facilities and 16 conversions from industrial space into self-storage space, with total estimated development costs of $167,252,000, of which $90,094,000 has been spent at September 30, 2003.
     Development of these facilities is subject to contingencies.

16.      Subsequent Events

              The Knoxville Facilities were disposed of on July 25, 2003 for aggregate gross proceeds of $11.0 million. The Company financed a substantial part of the buyer's consideration in exchange for a note receivable from the buyer, and in accordance with generally accepted accounting principles, the Company deferred the sale and the corresponding gain on these properties. The note receivable was collected in full in October 2003, and a gain of approximately $4.5 million will be recognized from the sale of these properties in the fourth quarter of 2003.

              On October 16, 2003, we sold a self-storage facility located in Perrysburg, Ohio for $2.3 million. A gain of approximately $1.1 million will be recognized from the sale of this property in the fourth quarter of 2003.

              On October 6, 2003, we completed a public offering of 5,300,000 depositary shares ($25 stated value per depositary share) each representing 1/1,000 of a share of 6.500% Cumulative Preferred Stock, Series W, raising net proceeds of approximately $128.3 million. The Series W Preferred Stock has general preference rights over the Common Stock with respect to distributions and liquidation proceeds. Except in certain conditions relating to the Company's qualification as a REIT, the Series W preferred stock is not redeemable prior to October 6, 2008. After October 6, 2008, the Series W preferred stock will be redeemable at the option of the Company, in whole or in part, at $25 per depository share, plus accrued and unpaid dividends.

              On November 13, 2003, we issued in a public offering 4,800,000 (which includes the underwriters' exercise of an additional 400,000 depositary shares to cover over-allotments) depositary shares ($25 stated value per depositary share) each representing 1/1,000 of a share of 6.450% Cumulative Preferred Stock, Series X. Total net proceeds of the offering were $116.2 million. The Series X preferred stock will have general preference rights over the Common Stock with respect to distributions and liquidation proceeds. Except in certain conditions relating to the Company's qualification as a REIT, the Series X preferred stock will not be redeemable prior to November 13, 2008. After November 13, 2008, the Series X preferred stock will be redeemable at the option of the Company, in whole or in part, at $25 per depository share, plus accrued and unpaid dividends.

Item 2.     Management's  Discussion and Analysis of Financial  Condition and
-----------------------------------------------------------------------------
Results of Operations
---------------------

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

         CRITICAL ACCOUNTING PLICIES

         QUALIFICATION AS A REIT - INCOME TAX EXPENSE: We believe that we have been organized and operated, and we intend to continue to operate, as a qualifying Real Estate Investment Trust ("REIT") under the Internal Revenue Code and applicable state laws. A qualifying REIT generally does not pay corporate level income taxes on its taxable income that is distributed to its shareholders, and accordingly, we do not pay or record as an expense income tax on the share of our taxable income that is distributed to shareholders.

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

         IMPAIRMENT OF LONG LIVED ASSETS: Substantially all of our assets consist of long-lived assets, including real estate, assets associated with the containerized storage business, goodwill, and other intangible assets. We evaluate our goodwill for impairment on an annual basis, and on a quarterly basis evaluate our other long-lived assets for impairment. As described in Note 2 to the consolidated financial statements, the evaluation of goodwill for impairment entails valuation of the reporting unit to which goodwill is allocated, which involves significant judgment in the area of projecting earnings, determining appropriate price-earnings multiples, and discount rates. In addition, the evaluation of other long-lived assets for impairment requires determining whether indicators of impairment exist, which is a subjective process. When any indicators of impairment are found, the evaluation of such long-lived assets then entails projections of future operating cash flows, which also involves significant judgment. We identified one such impairment during the second quarter of 2003 and no additional impairments were identified as of September 30, 2003, see Note 4 to the consolidated financial statements. Future events, or facts and circumstances that currently exist, that we have not yet identified, could cause us to conclude in the future that other long lived assets are impaired. Any resulting impairment loss could have a material adverse impact on our financial condition and results of operations.

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

Results of Operations
---------------------

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2003

         Net income for the three months ended September 30, 2003 was $89,747,000 compared to $83,351,000 for the same period in 2002, representing an increase of $6,396,000 or 7.7%. This increase is primarily due to the reduction in losses from discontinued operations combined with increased operations from our newly developed self-storage facilities and containerized storage business. These effects were partially offset by a reduction in our Consistent Group operating results (as discussed below) and increased depreciation expense resulting primarily from new property additions.

         Net income allocable to our regular common shareholders (after allocating net income to our preferred and equity shareholders) was $49,179,000 or $0.39 per common share on a diluted basis (based on 126,802,000 weighted average diluted common equivalent shares) for the three months ended September 30, 2003 compared to $33,160,000 (as restated for the application of EITF Topic D-42) or $0.27 per common share (as restated) on a diluted basis (based on 124,784,000 weighted average diluted common equivalent shares) for the same period in 2002, representing an increase of 44.4% on a per share basis. The increase in net income allocable to common shareholders and earnings per common diluted share is due to the impact of the factors described above with respect to net income, combined with a reduction in the amount of income allocated to our preferred shareholders.

         During the three months ended September 30, 2003 and 2002, we allocated $35,193,000 and $37,928,000 of our net income, respectively, to our preferred shareholders based on actual distributions paid. In addition, during the third quarter of 2003, we implemented the Securities and Exchange Commission's clarification of Emerging Issues Task Force ("EITF") Topic D-42, "The Effect on the Calculation of Earnings per Share for the Redemption or Induced Conversion of Preferred Stock". This implementation resulted in an additional allocation of net income to our preferred shareholders for the third quarter of 2002 and a corresponding reduction of net income allocation to our common shareholders totaling $6,888,000. Prior year allocations of net income have been restated to reflect this change. The $6,888,000 additional allocation of net income to our preferred shareholders represents the excess of the redemption amount over the carrying amount of the preferred stock securities that we redeemed during the period.

         EITF Topic D-42 provides, among other things, that any excess of (1) the fair value of the consideration transferred to the holders of preferred stock redeemed over (2) the carrying amount of the preferred stock should be subtracted from net earnings to determine net earnings available to common stockholders in the calculation of earnings per share. During 2001, 2002 and for the nine months ended September 30, 2003, we redeemed various series of our perpetual preferred stock. Our interpretation of EITF Topic D-42 was that the carrying amount of our preferred stock was equivalent to the liquidation preference as recorded on our balance sheet. Each of the series of preferred stock that was redeemed, was redeemed at the liquidation preference. Accordingly, based upon our interpretation, the fair value of the consideration given at redemption was equivalent to the carrying amount on our balance sheet resulting in no impact to net earnings available to common stockholders in the calculation of earnings per share.

         At the July 31, 2003 meeting of the EITF, the Securities and Exchange Commission Observer clarified that for the purposes of applying EITF Topic D-42, the carrying amount of the preferred stock should be reduced by the issuance costs of the preferred stock, regardless of where in the stockholders' equity section those costs were initially classified on issuance. In the case of the Company, issuance costs were recorded as a reduction to Paid-in Capital on our balance sheet at the time the related securities were issued and were not considered as a reduction to the carrying value of the preferred stock at the time of redemption. As indicated above, the clarification and resulting implementation resulted in a $6,888,000 reduction to our reported net income allocable to our common shareholders for the three months ended September 30, 2002.

         In addition, during each of the three months ended September 30, 2003 and 2002, we allocated $5,375,000 of our net income to our Equity Stock, Series A shareholders.

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003

         Net income for the nine months ended September 30, 2003 was $250,683,000 compared to $251,524,000 for the same period in 2002, representing a decrease of $841,000 or 0.3%. This decrease in net income is primarily a result of a reduction in our Same Store operating results (as discussed below), increased depreciation expense resulting primarily from new property additions, and a decrease in equity in earnings of real estate entities. The decrease in equity in earnings of real estate entities is primarily due to a reduction in our pro rata share of the earnings of PS Business Parks, Inc. ("PSB"), caused primarily by the net impact of a gain on sale offset by an asset impairment charge with respect to impending real estate sales recorded by PSB in the nine months ended September 30, 2003, as compared to a gain on sale recorded by PSB in the nine months ended September 30, 2002. Our net pro rata share of such items recorded by PSB for the nine months ended September 30, 2003 was $453,000 as compared to $2,724,000 in the same period in 2002, representing a decrease of $2,271,000. These decreases were offset partially by improved results of our containerized storage operations, a reduction in losses from discontinued operations, the impact of a loss on sale of real estate assets recorded in the nine months ended September 30, 2002 and lower interest expense resulting primarily from lower average debt balances.

         Net  income  allocable  to  our  regular  common   shareholders  (after
allocating net income to our preferred and equity shareholders), was $123,246,000 or $0.98 per common share on a diluted basis (based on 125,987,000 weighted average diluted common equivalent shares) for the nine months ended September 30, 2003 compared to $116,806,000 (as restated for the aforementioned application of EITF Topic D-42) or $0.94 per common share (as restated) on a diluted basis (based on 124,539,000 weighted average diluted common equivalent shares) for the same period in 2002, representing an increase of 4.3% on a per share basis. The increase in net income allocable to common shareholders and diluted earnings per share is due to a reduction in income allocated to our preferred shareholders, as described below, offset partially by a reduction in net income as described above.

         During the nine months ended September 30, 2003 and 2002, we allocated $107,914,000 and $111,704,000 of our net income (based on distributions paid), respectively, to our preferred shareholders, representing a decrease of 3.4%. This decrease is due to the redemption of several series of our higher coupon preferred stock in 2002 and 2003, offset partially by the issuance of additional preferred securities throughout 2002. In addition, for the nine months ended September 30, 2003 and 2002, we allocated an additional $3,397,000 and $6,888,000, respectively, in net income to our preferred shareholders relating to the application of EITF Topic D-42. The allocation of net income to our preferred and common shareholders for the nine month periods have been restated to reflect the application of EITF Topic D-42 during the third quarter of 2003.

         In addition, during each of the nine months ended September 30, 2003 and 2002, we allocated $16,126,000 of our net income to our Equity Stock, Series A shareholders.

Real Estate Operations
----------------------

         SELF-STORAGE OPERATIONS: Our self-storage operations are by far the largest component of our operations, representing approximately 91% of our total revenues generated for the nine months ended September 30, 2003. As a result of acquisitions and development of self-storage facilities, year over year comparisons as presented on the consolidated statements of income with respect to our self-storage operations are not meaningful.

         To enhance year over year comparisons, the following table summarizes, and the ensuing discussion describes, the operating results of (i) 1,164 self-storage facilities that are reflected in the financial statements on a stabilized basis since January 1, 2001 (the "Consistent Group"), (ii) 95 facilities that were acquired since January 1, 2000 ( the "Acquired Facilities"), (iii) 35 facilities that were owned prior to January 1, 2001 but were not stabilized due primarily to expansions in their net rentable square footage (the "Expansion Facilities") and (iv) 76 newly-developed facilities that were opened after January 1, 1999 (the "Developed Facilities"):




Self - storage operations summary:              Three months ended September 30,         Nine months ended September 30,
----------------------------------            --------------------------------------  --------------------------------------
                                                                         Percentage                               Percentage
                                                 2003          2002        Change        2003           2002        Change
                                              ------------   ----------  -----------  -----------    -----------  ----------
                                                                      (Dollar amounts in thousands)
Rental income (a):
   Consistent Group (b)................        $  173,242    $ 168,175       3.0%      $ 500,959     $  496,826        0.8%
   Acquired Facilities (c).............            17,005       15,420      10.3%         48,611         42,749       13.7%
   Expansion Facilities (d)............             5,678        5,349       6.2%         15,942         15,169        5.1%
   Developed Facilities (e)............            10,931        6,963      57.0%         27,833         17,844       56.0%
                                              ------------   ----------  -----------  -----------    -----------  ----------
     Total rental income...............           206,856      195,907       5.6%        593,345        572,588        3.6%
                                              ------------   ----------  -----------  -----------    -----------  ----------
Cost of operations:
   Consistent Group....................            58,867       52,338      12.5%        171,118        152,816       12.0%
   Acquired Facilities.................             5,522        4,641      19.0%         15,726         12,565       25.2%
   Expansion Facilities................             1,919        2,035      (5.7)%         6,244          5,602       11.5%
   Developed Facilities................             4,673        3,720      25.6%         13,567          9,915       36.8%
                                              ------------   ----------  -----------  -----------    -----------  ----------
   Total cost of operations............            70,981       62,734      13.1%        206,655        180,898       14.2%
                                              ------------   ----------  -----------  -----------    -----------  ----------
Net operating income (before depreciation):
   Consistent Group....................           114,375      115,837      (1.3)%       329,841        344,010       (4.1)%
   Acquired Facilities.................            11,483       10,779       6.5%         32,885         30,184        8.9%
   Expansion Facilities................             3,759        3,314      13.4%          9,698          9,567        1.4%
   Developed Facilities................             6,258        3,243      93.0%         14,266          7,929       79.9%
                                              ------------   ----------  -----------  -----------    -----------  ----------
   Total net operating income..........           135,875      133,173       2.0%        386,690        391,690       (1.3)%

 Depreciation..........................           (43,613)     (42,848)      1.8%       (130,332)      (127,234)       2.4%
                                              ------------   ----------  -----------  -----------    -----------  ----------
   Operating Income....................         $  92,262    $  90,325       2.1%      $ 256,358     $  264,456       (3.1%)
                                              ============   ==========  ===========  ===========    ===========  ==========
Number of self-storage facilities (at end
of period):.............................            1,370        1,360       0.7%          1,370         1,360        0.7%
Net rentable square feet (at end of period
- in thousands):........................           82,716       81,908       1.0%         82,716        81,908        1.0%


(a) Rental income includes late charges and administrative fees and is net of promotional discounts given. Rental income does not include retail sales or truck rental income generated at the facilities.

(b) The Consistent Group includes 1,164 facilities containing 67,666,000 net rentable square feet that have been owned prior to January 1, 2001, and operated at a mature, stabilized occupancy level since December 31, 2000.

(c) The Acquired Facilities includes 95 facilities containing 5,642,000 net rentable square feet that were acquired after January 1, 2000, that were substantially all mature, stabilized facilities at the time of their acquisition.

(d) The Expansion Facilities includes 35 facilities containing 3,805,000 net rentable square feet (of which 817,000 square feet is industrial space developed for containerized storage activities). These facilities were owned since January 1, 2002, however, operating results are not comparable throughout the periods presented due primarily to expansions in their net rentable square feet or their conversion into Combination Facilities. Such construction activities can cause a drop in revenue levels, as existing capacity is made unavailable in order to accommodate construction activities. During the three years ended December 31, 2002 and the nine months ended September 30, 2003, we completed construction on expansion projects to these facilities with a total cost of $121.5 million.

(e) The Developed Facilities includes 76 facilities containing 5,603,000 net rentable square feet (of which 840,000 square feet is industrial space initially developed for use in containerized storage activities, see "Containerized Storage" and "Discontinued Operations"). These facilities were developed and opened since January 1, 1999 at a total cost of $489.7 million.

         For the nine months ended September 30, 2003, we have increased the number of facilities included in the Consistent Group pool of facilities from 1,152 at December 31, 2002 to 1,164 facilities. The increase in the Consistent Group's pool of facilities is due to (i) the inclusion of 18 facilities that were in the Acquired Facilities pool at December 31, 2002, offset by (ii) the reduction of the four facilities in Knoxville, Tennessee and the facility in Perrysburg, Ohio that are in discontinued operations (see Note 4 to the consolidated financial statements for more information on discontinued operations), and (iii) one facility that was removed because its net rentable square feet was being significantly expanded.

         As a result of the change in the Consistent Group pool, the relative weighting of markets has changed. Accordingly, comparisons should not be made between information presented in 2002 for the Consistent Group pool of 1,152 facilities and this current pool of 1,164 facilities in order to identify trends in occupancies, realized rents per square foot, or operating results.

         The Consistent Group consists of facilities that have operated at a stabilized level of operations since January 1, 2001. This group of facilities contains approximately 67,666,000 net rentable square feet, representing approximately 82% of the aggregate net rentable square feet of our self-storage portfolio. Revenues and operating expenses with respect to this group of properties are set forth in the above Self-Storage Operations table under the caption, "Consistent Group." The following table sets forth additional operating data with respect to the Consistent Group of facilities:



CONSISTENT GROUP                                       Three Months Ended September 30,           Nine Months Ended September 30,
----------------                                   ---------------------------------------   ---------------------------------------
                                                                                Percentage                                Percentage
                                                      2003            2002        Change          2003          2002        Change
                                                   -----------    -----------   ----------   -------------   ------------ ----------
                                                              (Dollar amounts in thousands, except rents per square foot)
Base rental income.........................        $  178,164     $  167,247          6.5%     $  515,689    $  491,918         4.8%
Promotional discounts......................           (11,844)        (4,720)       150.9%        (34,779)      (11,122)      212.7%
                                                   -----------    -----------   ----------   -------------   ------------ ----------
   Adjusted base rental income.............           166,320        162,527          2.3%        480,910       480,796         0.0%
Late charges and administrative fees
collected..................................             6,922          5,649         22.5%         20,049        16,030        25.1%
                                                   -----------    -----------   ----------   -------------   ------------ ----------
   Total rental income.....................           173,242        168,175          3.0%        500,959       496,826         0.8%

Cost of operations:
     Property taxes........................            15,951         15,229          4.7%         47,414        45,181         4.9%
     Direct property payroll...............            14,305         12,744         12.2%         42,977        37,633        14.2%
     Cost of managing facilities...........             5,291          4,620         14.5%         15,303        14,262         7.3%
     Advertising and promotion.............             5,747          4,138         38.9%         15,071        10,956        37.6%
     Utilities.............................             4,136          4,072          1.6%         11,850        11,485         3.2%
     Repairs and maintenance...............             4,462          3,788         17.8%         12,666        10,768        17.6%
     Telephone reservation center..........             2,592          2,509          3.3%          7,232         6,972         3.7%
     Property insurance....................             2,054          1,342         53.1%          5,904         4,293        37.5%
     Other.................................             4,329          3,896         11.1%         12,701        11,266        12.7%
                                                   -----------    -----------   ----------   -------------   ------------ ----------
   Total cost of operations................            58,867         52,338         12.5%        171,118       152,816        12.0%
                                                   -----------    -----------   ----------   -------------   ------------ ----------
Net operating income before depreciation...           114,375        115,837        (1.3)%        329,841       344,010       (4.1)%
Depreciation...............................           (34,841)       (34,619)         0.6%       (106,802)     (106,494)        0.3%
                                                   -----------    -----------   ----------   -------------   ------------ ----------
Operating income...........................        $   79,534     $   81,218        (2.1)%     $  223,039    $  237,516       (6.1)%
                                                   ===========    ===========   ==========   =============   ============ ==========
Gross margin (before depreciation).........            66.0%          68.9%         (4.2)%        65.8%          69.2%       (54.9)%

Weighted average for the period:
   Square foot occupancy (a)...............            91.9%          85.7%           7.2%         88.6%         85.2%          4.0%
   Realized annual rent per occupied
     square foot (b).......................        $   10.70      $   11.21         (4.5)%     $   10.70     $   11.12        (3.8)%
   REVPAR (c)..............................        $    9.83      $    9.61           2.3%     $    9.48     $    9.47          0.1%

 Weighted average at September 30:
   Square foot occupancy...................                                                        91.9%         85.7%          7.2%
   In place annual rent per occupied
      square foot (d)......................                                                    $    11.57    $    11.66       (0.8)%
   Posted annual rent per square foot (e)..                                                    $    11.98    $    11.59         3.4%
Total net rentable square feet (in
thousands).................................                                                        67,666        67,666         0.0%

                                       43

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

         During the three and nine months ended September 30, 2003, net operating income (prior to depreciation) for the Consistent Group facilities decreased 1.3% and 4.1%, respectively, as compared to the same periods in 2002. These decreases are primarily attributable to increased promotional discounts combined with increased cost of operations.

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

         During  the  first  quarter  of  2003,  we  continued   advertising  on
television and offering promotional discounts to new incoming tenants. In addition, we reduced rental rates charged to new incoming tenants in many of our markets. These activities continued to have a positive impact on our occupancies. At the end of March 2003, the average occupancy level for the Consistent Group of facilities was 85.3% as compared to 83.4% at the end of March 2002, representing an increase of 2.3%. Although our average occupancy level was now higher than 2002, the level at March 31, 2003 was still well below levels we had experienced in years prior to 2002. In order to maintain the positive occupancy spread over 2002 and to regain to higher levels experienced in years prior to 2002, we continued to enhance move-in activity by advertising on television and offering promotional discounts to new incoming tenants throughout the third quarter of 2003. At the end of September 2003, the average occupancy level for the Consistent Group of facilities was 91.9% as compared to 85.7% at the end of September 2002, representing an increase of 7.2%.

         The increase in occupancy levels has come at a significant cost. Television advertising expense for the third quarter of 2003 was $2,880,000 as compared to $1,933,000 in the third quarter of 2002. In addition, promotional discounts totaled $11,844,000 for the third quarter of 2003 as compared to $4,720,000 for the third quarter of 2002.

         Total rental income increased 3.0% for the three months ended September 30, 2003 as compared to the same period in 2002, which is attributable to a 2.3% increase in REVPAR combined with a 22.5% increase in late charges and administrative fees collected. REVPAR increased due to a 7.2% increase in average square foot occupancy, offset partially by a 4.5% reduction in realized annual rent per occupied square foot due primarily to increases in promotional discounts.

         Total rental income increased 0.8% for the nine months ended September 30, 2003 as compared to the same period , which is attributable to a 0.1% increase in REVPAR combined with a 25.1% increase in late charges and administrative fees collected. REVPAR increased due to a 4.0% increase in average square foot occupancy, offset partially by a 3.8% reduction in realized annual rent per occupied square foot due primarily to increases in promotional discounts.

         Total operating expenses increased 12.5% for the three months ended September 30, 2003 as compared to the same period in 2002. This increase was due primarily to increases in payroll, advertising and promotion, property tax, and repairs and maintenance costs. Direct property payroll increased 12.2% in the three months ended September 30, 2003 as compared to the same period in 2002 due primarily to increased incentives paid to and hours worked by property operating personnel. Advertising and promotion increased 38.9% in the three months ended September 30, 2003 as compared to the same period in 2002 primarily due to an increase in television advertising expense from $1,933,000 in the three months ended September 30, 2002 to $2,880,000 for the same period in 2003. Repairs and maintenance cost have increased 17.8% for the three months ended September 30, 2003, as compared to the same period in 2002, as a result of costs to remedy mold issues at several facilities in Southern states combined with a general increase in cost that we expect will continue at least over the next 12 months to address deferred maintenance at our facilities.

         Total operating expenses increased 12.0% for the nine months ended September 30, 2003 as compared to the same period in 2002. This increase was due to increases in payroll, advertising and promotion, property tax, and repairs and maintenance costs. Direct property payroll increased 14.2% due primarily to increased incentives paid to and hours worked by property operating personnel. Advertising and promotion increased 37.6% primarily due to an increase in television advertising from $3,876,000 in the nine months ended September 30, 2002 to $7,102,000 for the same period in 2003. Repairs and maintenance have increased 17.6% in the nine months ended September 30, 2003 as compared to the same period in 2002 due to costs to remedy mold issues in several facilities in Southern states, increased snow removal expenses, as well as a general increase in costs that we expect will continue at least over the next 12 months to address deferred maintenance at our facilities.

         The following table summarizes additional selected financial data with respect to the Consistent Group of Facilities:


                                            For the three months ended
                     ------------------------------------------------------------------------
                       March 31,          June 30,         September 30,        December 31,         Full Year
                     -------------     --------------      -------------       --------------     --------------
                                      (Amounts in thousands, except for per square foot amounts)
Total rental income:
2003............      $   161,133        $   166,584         $  173,242
2002............      $   165,371        $   163,279         $  168,175          $  161,314        $   658,140

Promotional discounts given:
2003............      $     9,970        $    12,965         $   11,844
2002............      $     1,024        $     5,378         $    4,720          $    7,301        $    18,423

Total cost of operations:
2003............      $    54,274        $    58,010         $   58,867
2002............      $    50,062        $    50,416         $   52,338          $   57,711        $   210,527

Television advertising expense:
2003............      $     1,503        $     2,719         $    2,880
2002............      $       540        $     1,403         $    1,933          $    3,912        $     7,788

REVPAR:
2003............      $     9.15         $     9.45         $     9.83
2002............      $     9.47         $     9.34         $     9.61          $     9.19         $     9.40

Weighted  average  realized  annual  rent  per  occupied
square foot for the period:
2003............      $    10.79         $    10.61         $    10.70
2002............      $    11.34         $    10.83         $    11.21          $    10.81         $    11.05

Weighted average occupancy levels for the period:
2003............          84.8%              89.1%               91.9%
2002............          83.5%              86.3%               85.7%               85.0%              85.1%

Weighted average occupancy at October 31,
2003............                                                 91.5%
2002............                                                 85.8%


         We are pleased with the occupancy gains that we have achieved thus far this year. In particular, we were pleased that we had an increase in tenants in the third quarter of about 400 customers, a quarter which typically results in a decline in tenants due to seasonal trends. For comparison, we had a net reduction of tenants of 9,015 in the third quarter of 2002 and 8,998 in the third quarter of 2001.

         Despite our occupancy gains, our expectations are significantly moderated by our experience that on average approximately 25% to 30% of our new customers will move out within the first 60 to 90 days. Our current occupancy levels have been achieved in large part by the elevated move-in activity experienced over the past two quarters. As a result, during the third quarter of 2003, a total of 162,000 tenants moved out of our consistent group of facilities as compared to 140,000 tenants for the third quarter of 2002. We expect that our move-out activity will continue at these higher levels, putting pressure on our occupancy levels. Compounding the pressure on our occupancies will be the normal seasonal increase in move-out activity that we have historically experienced in the fourth quarter.

         Our elevated level of move-outs has made it more important to continue to generate a high level of move-ins in order to maintain occupancy levels. We have not been able to demonstrate that we can generate the high level of move-ins necessary to sustain high occupancy levels without the use of media and/or promotional discounts. Accordingly, we expect to remain aggressive with promotional and media programs at least through the fourth quarter of 2003 and, as a result, the up front costs of these marketing activities, and the increases in discounts, are expected to continue to adversely impact our operating income during at least the remainder of 2003.

         We are working towards a goal of a high level of sustainable occupancy, characterized by a less volatile tenant base that is not as heavily weighted towards recent move-ins, thereby mitigating the level of move-outs. If we can achieve this goal, it will allow for fewer promotional discounts and a reduction in advertising and other customer acquisition costs. In furtherance of these goals, we are continuously evaluating our call volume, reservation activity, and move-in/move-out rates for each of our markets relative to our marketing activities and rental rates. In addition, we are evaluating market supply and demand factors and based upon these analyses we are continuing to adjust our marketing activities. There can be no assurance that we will achieve our goals.

         Analysis of Regional Trends
         ---------------------------

         The following table sets forth regional trends in our consistent group of facilities:



CONSISTENT GROUP OPERATING TRENDS BY REGION:

                                                Three months ended September 30,         Nine months ended September 30,
                                             ---------------------------------------  ---------------------------------------
                                                                         Percentage                               Percentage
                                                 2003          2002        Change        2003          2002         Change
                                             ------------   -----------  -----------  -----------    -----------  -----------
                                                                      (Dollar amounts in thousands)
Rental income:
   Southern California  (120 facilities)       $   29,002   $   26,822       8.1%      $  84,293     $   79,270        6.3%
   Northern California  (108 facilities)           19,984       19,346       3.3%         58,585         57,853        1.3%
   Texas  (140 facilities)..........               16,051       15,779       1.7%         46,569         47,152       (1.2)%
   Florida  (108 facilities)........               14,618       13,863       5.4%         42,160         41,300        2.1%
   Illinois  (82 facilities)........               13,134       13,552      (3.1)%        37,934         39,969       (5.1)%
   Georgia  (56 facilities).........                6,158        5,981       3.0%         17,725         17,689        0.2%
   All other states  (550 facilities)              74,295       72,832       2.0%        213,693        213,593        0.0%
                                             ------------   -----------  -----------  -----------    -----------  -----------
Total rental income.................              173,242      168,175       3.0%        500,959        496,826        0.8%
                                             ------------   -----------  -----------  -----------    -----------  -----------
Cost of operations:
   Southern California..............                6,543        6,530       0.2%         19,982         18,116       10.3%
   Northern California..............                5,178        4,882       6.1%         15,462         13,876       11.4%
   Texas............................                7,519        6,510      15.5%         20,981         18,604       12.8%
   Florida..........................                5,883        4,966      18.5%         16,679         14,200       17.5%
   Illinois.........................                5,288        4,778      10.7%         16,302         15,135        7.7%
   Georgia..........................                2,180        1,876      16.2%          6,455          5,536       16.6%
   All other states.................               26,276       22,796      15.3%         75,257         67,349       11.7%
                                             ------------   -----------  -----------  -----------    -----------  -----------
Total cost of operations............               58,867       52,338      12.5%        171,118        152,816       12.0%
                                             ------------   -----------  -----------  -----------    -----------  -----------

Net operating income (before depreciation):
   Southern California..............               22,459       20,292      10.7%         64,311         61,154        5.2%
   Northern California..............               14,806       14,464       2.4%         43,123         43,977       (1.9)%
   Texas............................                8,532        9,269      (8.0)%        25,588         28,548      (10.4)%
   Florida..........................                8,735        8,897      (1.8)%        25,481         27,100       (6.0)%
   Illinois.........................                7,846        8,774     (10.6)%        21,632         24,834      (12.9)%
   Georgia..........................                3,978        4,105      (3.1)%        11,270         12,153       (7.3)%
   All other states.................               48,019       50,036      (4.0)%       138,436        146,244       (5.3)%
                                             ------------   -----------  -----------  -----------    -----------  -----------
Total net operating income..........           $  114,375   $  115,837      (1.3)%     $ 329,841     $  344,010       (4.1)%
                                             ------------   -----------  -----------  -----------    -----------  -----------
Weighted average occupancy:
   Southern California..............              91.9%        86.6%         6.1%        90.3%         86.7%           4.2%
   Northern California..............              90.7%        84.7%         7.1%        88.7%         85.1%           4.2%
   Texas............................              92.2%        84.5%         9.1%        88.8%         84.6%           5.0%
   Florida..........................              92.5%        85.1%         8.7%        89.9%         85.2%           5.5%
   Illinois.........................              92.0%        85.5%         7.6%        87.5%         84.3%           3.8%
   Georgia..........................              92.6%        85.2%         8.7%        89.7%         84.2%           6.5%
   All other states.................              92.0%        86.5%         6.4%        88.0%         85.5%           2.9%
                                             ------------   -----------  -----------  -----------    -----------  -----------
Total weighted average occupancy....              91.9%        85.7%         7.2%        88.6%         85.2%           4.0%
                                             ------------   -----------  -----------  -----------    -----------  -----------

                                       47


CONSISTENT GROUP OPERATING TRENDS BY REGION: (Continued)

                                                Three months ended September 30,         Nine months ended September 30,
                                             ---------------------------------------  ---------------------------------------
                                                                         Percentage                               Percentage
                                                 2003          2002        Change        2003          2002         Change
                                             ------------   -----------  -----------  -----------    -----------  -----------
                                                                      (Dollar amounts in thousands)
REVPAR:
   Southern California..............               $14.93       $13.83      8.0%          $14.45        $13.66        5.8%
   Northern California..............                13.20        12.81      3.0%           12.89         12.79        0.8%
   Texas............................                 7.13         7.05      1.1%            6.89          7.02       (1.9)%
   Florida..........................                 9.01         8.59      4.9%            8.63          8.53        1.2%
   Illinois.........................                10.20        10.64     (4.1)%           9.85         10.46       (5.8)%
   Georgia..........................                 7.26         7.19      1.0%            6.95          7.11       (2.3)%
   All other states.................                 9.08         8.98      1.1%            8.72          8.79       (0.8)%
                                             ------------   -----------  -----------  -----------    -----------  -----------
Total REVPAR:.......................                $9.83        $9.61      2.3%           $9.48         $9.47        0.1%
                                             ------------   -----------  -----------  -----------    -----------  -----------
Realized annual rent per occupied square foot:
   Southern California..............               $16.24       $15.96      1.8%          $16.00        $15.75       1.6%
   Northern California..............                14.56        15.13     (3.8)%          14.53         15.03      (3.3)%
   Texas............................                 7.73         8.34     (7.3)%           7.76          8.30      (6.5)%
   Florida..........................                 9.74        10.10     (3.6)%           9.60         10.01      (4.1)%
   Illinois.........................                11.09        12.44    (10.9)%          11.26         12.41      (9.3)%
   Georgia..........................                 7.84         8.44     (7.1)%           7.74          8.44      (8.3)%
   All other states.................                 9.87        10.38     (4.9)%           9.91         10.29      (3.7)%
                                             ------------   -----------  -----------  -----------    -----------  -----------
Total realized annual rent per occupied
  square foot:......................               $10.70       $11.21     (4.5)%         $10.70        $11.12      (3.8)%
                                             ------------   -----------  -----------  -----------    -----------  -----------


         Self-Storage Operations - Acquired Facilities

         The "Acquired Facilities," at September 30, 2003, are comprised of 95 self-storage facilities containing 5,642,000 net rentable square feet that were acquired in 2000, 2001, and 2002. These facilities were substantially all mature, stabilized facilities at the time of their acquisition. The following table summarizes operating data with respect to these 95 facilities:


ACQUIRED FACILITIES
-------------------
                                                      Three Months Ended September 30,       Nine Months Ended September 30,
                                                    -------------------------------------  ------------------------------------
                                                       2003          2002        Change       2003         2002        Change
                                                    ------------ ------------   ---------  -----------  ----------  -----------
                                                                           (Dollar amounts in thousands)
Rental income (a):
   Self-storage facilities acquired in 2002 (a)      $   15,615   $   14,246    $  1,369    $  44,776   $  39,356    $  5,420
   Self-storage facility acquired in 2001 (b)..             149          121          28          418         322          96
   Self-storage facilities acquired in 2000 (c)           1,241        1,053         188        3,417       3,071         346
                                                    ------------ ------------   ---------  -----------  ----------  -----------
     Total rental income.......................          17,005       15,420       1,585       48,611      42,749       5,862
                                                    ------------ ------------   ---------  -----------  ----------  -----------
Cost of operations:
   Self-storage facilities acquired in 2002 (a)           4,866        4,118         748       13,938      11,085       2,853
   Self-storage facility acquired in 2001 (b)..              47           39           8          130         118          12
   Self-storage facilities acquired in 2000 (c)             609          484         125        1,658       1,362         296
                                                    ------------ ------------   ---------  -----------  ----------  -----------
     Total cost of operations..................           5,522        4,641         881       15,726      12,565       3,161
                                                    ------------ ------------   ---------  -----------  ----------  -----------
Net operating income before depreciation:
----------------------------------------
   Self-storage facilities acquired in 2002 (a)          10,749       10,128         621       30,838      28,271       2,567
   Self-storage facility acquired in 2001 (b)..             102           82          20          288         204          84
   Self-storage facilities acquired in 2000 (c)             632          569          63        1,759       1,709          50
                                                    ------------ ------------   ---------  -----------  ----------  -----------
     Net operating income......................          11,483       10,779         704       32,885      30,184       2,701
 Depreciation..................................          (3,549)      (3,252)       (297)      (9,004)     (8,401)       (603)
                                                    ------------ ------------   ---------  -----------  ----------  -----------
   Operating Income............................      $    7,934   $    7,527    $    407    $  23,881   $  21,783    $  2,098
                                                    ============ ============   =========  ===========  ==========  ===========
Weighted average square foot occupancy during the
period:
   Self-storage facilities acquired in 2002 (a)           92.6%        86.2%         7.4%       89.4%       85.0%        5.2%
   Self-storage facility acquired in 2001 (b)..           96.7%        74.1%        30.5%       91.4%       62.0%       47.4%
   Self-storage facilities acquired in 2000 (c)           91.3%        70.9%        28.8%       82.6%       67.7%       22.0%
                                                    ------------ ------------   ---------- -----------  ----------  -----------
                                                          92.5%        84.6%         9.3%       88.8%       83.0%        7.0%
                                                    ============ ============   ========== ===========  ==========  ===========
Number of self-storage facilities (at end of
period)........................................             95           95            -          95          95           -
Net rentable square feet (in thousands, at end of
   period).....................................          5,642        5,642            -       5,642       5,642           -
Cumulative acquisition cost (at end of period).      $ 405,684    $ 405,684     $      -    $405,684    $405,684     $     -


(a) The 2002 acquisitions includes 47 properties acquired on January 16, 2002 from an affiliated development joint venture at a total cost of $269,898,000, 31 properties acquired on January 1, 2002 in connection with business combinations with two affiliated partnerships at a total cost of $60,528,000, and nine facilities acquired from third parties at a total cost of $30,117,000.

(b) The 2001 acquisition was acquired from a third party at a cost of $3,503,000.

(c) The 2000 acquisitions are comprised of seven facilities acquired from third parties at a total cost of $41,638,000.

         Rental income and cost of operations for the Acquired Facilities have increased significantly in the three and nine months ended September 30, 2003 as compared to the same periods in 2002, due primarily to the acquisition of new facilities in 2002.

         Similar to our Consistent Group of facilities, the Acquired Facilities have experienced operating difficulties over the past year. Marketing and promotional strategies, as described above with respect to our Consistent Group, were employed in 2003 to enhance the occupancy levels and rental income of the Acquired Facilities.

         Self-Storage Operations - Expansion Facilities

         Since January 1, 2000, we expanded 35 self-storage facilities or converted them to Combination Facilities (defined below). These activities caused a drop in revenue levels, as existing capacity was made unavailable in order to accommodate construction activities and, as a result, the operating results are not comparable. At September 30, 2003, the weighted average occupancy level was approximately 86% as compared to 70% one year earlier. The operating results for these facilities are presented in the Self-Storage Operations table above under the caption, "Expansion Facilities."

         Depreciation expense with respect to the expansion facilities was $1,626,000 and $4,667,000 for the three and nine months ended September 30, 2003, respectively, as compared to $1,566,000 and $4,616,000, respectively, for the same periods in 2002. These 35 facilities contain approximately 3,805,000 net rentable square feet at September 30, 2003 (which includes the expanded space, and 817,000 square feet of industrial space developed for containerized storage activities - see "Containerized Storage" and "Discontinued Operations"). The aggregate construction costs to complete these expansions totaled approximately $121,510,000.

         A portion of the 817,000 net rentable square feet of industrial space included in these facilities was previously used by the discontinued containerized storage operations. As described under "Liquidity and Capital Resources," we are converting a portion of this industrial space into traditional self-storage units.

         Self-Storage Operations - Developed Facilities

         Since January 1, 1999, we have opened 59 newly developed self-storage facilities and 17 facilities that were developed to contain both self-storage and containerized storage at the same location ("Combination Facilities"). These newly developed facilities have an aggregate of 5,603,000 net rentable square feet (of which 840,000 net rentable square feet is industrial space initially developed for containerized storage activities - see "Containerized Storage" and "Discontinued Operations"). Aggregate development cost for these 76 facilities was approximately $489,690,000. The operating results of the self-storage facilities and Combination Facilities are reflected in the Self-Storage Operations table under the caption, "Developed Facilities."

         The following table sets forth the operating results and selected operating data with respect to the Developed Facilities:


DEVELOPED FACILITIES
--------------------
                                              Three Months Ended September 30,       Nine Months Ended September 30,
                                           -------------------------------------   -----------------------------------
                                              2003          2002        Change        2003        2002        Change
                                           -----------  ------------  ----------   ----------- -----------  ----------
                                                                  (Dollar amounts in thousands)
Rental income:
   Self-storage facilities............      $   7,990    $   5,087     $  2,903     $  20,261   $  13,106    $  7,155
   Combination Facilities.............          2,941        1,876        1,065         7,572       4,738       2,834
                                           -----------  ------------  ----------   ----------- -----------  ----------
     Total rental income..............         10,931        6,963        3,968        27,833      17,844       9,989
                                           -----------  ------------  ----------   ----------- -----------  ----------
Cost of operations:
   Self-storage facilities............          3,650        2,439        1,211         9,972       6,501       3,471
   Combination Facilities.............          1,023        1,281         (258)        3,595       3,414         181
                                           -----------  ------------  ----------   ----------- -----------  ----------
     Total cost of operations.........          4,673        3,720          953        13,567       9,915       3,652
                                           -----------  ------------  ----------   ----------- -----------  ----------
Net operating income before depreciation:
----------------------------------------
   Self-storage facilities............          4,340        2,648        1,692        10,289       6,605       3,684
   Combination Facilities.............          1,918          595        1,323         3,977       1,324       2,653
                                           -----------  ------------  ----------   ----------- -----------  ----------
     Net operating income.............          6,258        3,243        3,015        14,266       7,929       6,337
 Depreciation.........................         (3,557)      (3,371)        (186)       (9,859)     (7,723)     (2,136)
                                           -----------  ------------  ----------   ----------- -----------  ----------
   Operating Income...................      $   2,701    $    (128)    $  2,829     $   4,407   $     206    $  4,201
                                           ===========  ============  ==========   =========== ===========  ==========
Weighted average square foot occupancies
for the period:
   Self-storage facilities............         79.3%        57.5%         37.9%        69.1%       55.8%        23.8%
   Combination Facilities.............         86.7%        54.3%         59.7%        75.4%       47.3%        59.4%
                                           -----------  ------------  ----------   ----------- -----------  ----------
     Total............................         85.4%        56.7%         50.6%        74.0%       53.5%        38.3%
                                           ===========  ============  ==========   =========== ===========  ==========
Self-storage facilities, at end of
   period:
   Number of facilities...............                                                     59          47          12
   Net rentable square feet...........                                                  3,742       2,951         791
   Total development cost.............                                              $ 334,104   $ 255,194    $ 78,910
Combination Facilities, at end of period:
   Number of facilities...............                                                     17          17           -
   Net rentable square feet (a).......                                                  1,861       1,844          17
   Total development cost (a).........                                              $ 155,586   $ 154,177    $  1,409



(a) During the second quarter of 2003, we completed the conversion of a facility used in our containerized storage operations to a self-storage facility, at an aggregate cost of $1,409,000. As a result of this conversion a total of 38,000 net rentable square feet of industrial space was converted into 55,000 net rentable square feet of traditional self-storage space.

         The following table summarizes operating data for the 59 newly developed self-storage facilities that opened since January 1, 1999:


DEVELOPED SELF-STORAGE FACILITIES
---------------------------------
                                                      Three Months Ended September 30,       Nine Months Ended September 30,
                                                    --------------------------------------  -----------------------------------
                                                       2003          2002        Change       2003         2002       Change
                                                    ------------ ------------  -----------  -----------  ------------ ---------
                                                                           (Dollar Amounts in thousands)
Rental income:
--------------
   Self-storage facilities opened in 2003......      $      533   $        -    $     533   $     726    $      -     $    726
   Self-storage facilities opened in 2002......           1,960          475        1,485       4,611          620       3,991
   Self-storage facilities opened in 2001......           1,822        1,256          566       4,618        3,252       1,366
   Self-storage facilities opened in 2000 and 1999        3,675        3,356          319      10,306        9,234       1,072
                                                    ------------ ------------  -----------  -----------  ------------ ---------
     Total rental income.......................           7,990        5,087        2,903      20,261       13,106       7,155
                                                    ------------ ------------  -----------  -----------  ------------ ---------
Cost of operations:
-------------------
   Self-storage facilities opened in 2003......             364            -          364         674            -         674
   Self-storage facilities opened in 2002......             966          465          501       2,642          748       1,894
   Self-storage facilities opened in 2001......             962          759          203       2,676        2,139         537
   Self-storage facilities opened in 2000 and 1999        1,358        1,215          143       3,980        3,614         366
                                                    ------------ ------------  -----------  -----------  ------------ ---------
     Total cost of operations..................           3,650        2,439        1,211       9,972        6,501       3,471
                                                    ------------ ------------  -----------  -----------  ------------ ---------
Net operating income before depreciation:
-----------------------------------------
   Self-storage facilities opened in 2003......             169            -          169          52            -          52
   Self-storage facilities opened in 2002......             994           10          984       1,969         (128)      2,097
   Self-storage facilities opened in 2001......             860          497          363       1,942        1,113         829
   Self-storage facilities opened in 2000 and 1999        2,317        2,141          176       6,326        5,620         706
                                                    ------------ ------------  -----------  -----------  ------------ ---------
   Net operating income........................           4,340        2,648        1,692      10,289        6,605       3,684
 Depreciation..................................          (2,447)      (2,206)        (241)     (6,549)      (4,761)     (1,788)
                                                    ------------ ------------  -----------  -----------  ------------ ---------
   Operating income............................      $    1,893   $      442    $   1,451   $   3,740    $   1,844    $  1,896
                                                    ============ ============  ===========  ===========  ============ =========
Weighted average square foot occupancy during the
-------------------------------------------------
period:
-------
   Self-storage facilities opened in 2003......           44.9%          -            -         31.1%         -           -
   Self-storage facilities opened in 2002......           72.6%        22.9%        46.8%       55.7%       17.3%       45.1%
   Self-storage facilities opened in 2001......           84.6%        47.0%        80.0%       68.5%       41.7%       64.3%
   Self-storage facilities opened in 2000 and 1999        93.5%        82.2%        13.7%       88.4%       76.9%       15.0%
                                                    ------------ ------------  ----------  -----------  ------------ ---------
                                                          79.3%        57.5%        37.9%       69.1%       55.8%       23.8%
                                                    ------------ ------------  ----------  -----------  ------------ ---------
Number of facilities:
---------------------
   Self-storage facilities opened in 2003......                                                   8            -           8
   Self-storage facilities opened in 2002......                                                  16           12           4
   Self-storage facilities opened in 2001......                                                  12           12           -
   Self-storage facilities opened in 2000 and 1999                                               23           23           -
                                                                                           -----------  ------------ ---------
                                                                                                 59           47          12
                                                                                           ===========  ============ =========
Cumulative Development Cost:
----------------------------
   Self-storage facilities opened in 2003......                                             $   65,796   $       -   $  65,796
   Self-storage facilities opened in 2002......                                                 93,413       80,299     13,114
   Self-storage facilities opened in 2001......                                                 66,905       66,905          -
   Self-storage facilities opened in 2000 and 1999                                             107,990      107,990          -
                                                                                           -----------  ------------ ---------
                                                                                            $  334,104   $ 255,194   $  78,910
                                                                                           ===========  ============ =========


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

         Similar to our Consistent Group of facilities, the newly developed self-storage facilities participated in promotional discounting and advertising activities to enhance occupancy levels. During the three months ended September 30, 2003, the newly developed self-storage facilities had a weighted average occupancy level of approximately 79.3%.

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

         Due to the relationship between the generation of rental income and immediate recognition of expenses upon opening of a facility, our development activities have had a negative impact on our net income. We estimate that our net income has been negatively impacted by approximately $24,009,000 and $22,549,000, in the nine months ended September 30, 2003 and 2002, respectively, as a result of the difference between the revenues generated by the Developed Facilities and the operating expenses, depreciation, and cost of capital with respect to these facilities as described above. These amounts include approximately $9,859,000 and $7,723,000, in the nine months ended September 30, 2003 and 2002, respectively, in depreciation expense.

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

         We expect that over at least the next 24 months, the Developed Facilities will continue to have a negative impact to our earnings, however, to a much lesser degree than experienced in 2002. We have a current development pipeline of 44 projects, including new developments, expansions to existing self-storage facilities and remodeling projects primarily to improve the visual appeal of certain properties, with total estimated costs of $167,300,000. Following completion of our development pipeline, we expect our ongoing development expenditures to approximate $75,000,000 per year. We expect to open 10 newly developed storage facilities in the fourth quarter of 2003, at a total cost of proximately $82.2 million. Our earnings will continue to be negatively impacted by these future newly developed facilities and expansions until they reach a stabilized occupancy level.

         COMMERCIAL PROPERTY OPERATIONS: Commercial property operations included in our consolidated financial statements include commercial space owned by the Company and entities consolidated by the Company. We have a much larger interest in commercial properties through our ownership interest in PSB. Our investment in PSB is accounted for on the equity method of accounting, and accordingly our share of PSB's earnings is reflected as "Equity in earnings of real estate entities," see below.

         Our commercial operations are comprised of 992,000 net rentable square feet of commercial space operated at certain of the self-storage facilities, and three stand-alone commercial facilities having a total of 195,000 net rentable square feet. In addition, we own an industrial building with 67,000 net rentable square feet that was opened in 2001. This facility was previously used by the containerized storage operations, and is now classified as "real estate facilities held for sale" on our September 30, 2003 balance sheet.

         The following table sets forth the historical commercial property amounts included in the financial statements:


Commercial Property Operations
------------------------------
(excluding discontinued operations):
------------------------------------
                                              Three Months Ended September 30,       Nine Months Ended September 30,
                                           -------------------------------------   -----------------------------------
                                              2003          2002        Change        2003        2002        Change
                                           -----------   ----------   ----------   -----------  ----------  ----------

Rental income                               $   2,812    $   2,894     $    (82)    $   8,601   $   8,917    $   (316)
 Cost of operations...................         (1,253)      (1,074)         179        (3,491)     (3,272)       (219)
                                           -----------   ----------   ----------   -----------  ----------  ----------
   Net operating income...............          1,559        1,820         (261)        5,110       5,645        (535)

 Depreciation.........................           (590)        (622)          32        (1,889)     (1,991)        102
                                           -----------   ----------   ----------   -----------  ----------  ----------
   Operating income...................      $     969    $   1,198     $   (229)     $  3,221   $   3,654    $   (433)
                                           ===========   ==========   ==========   ===========  ==========  ==========

         The decrease in rental income for the nine months ended September 30, 2003 as compared to the same period in 2002 is due primarily to a vacancy in one of the three stand-alone commercial facilities, which caused a reduction in rental income of approximately $217,000.

         During 2002, we sold one of our commercial facilities to a third party for an aggregate $3.9 million in cash. The historical operations with respect to this facility are classified as "Discontinued Operations" in our income statement and are not included in the above table.

         CONTAINERIZED STORAGE OPERATIONS: In August 1996, Public Storage Pickup & Delivery ("PSPUD"), a subsidiary of the Company, made its initial entry into the containerized storage business through its acquisition of a single facility operator located in Irvine, California. At September 30, 2003, PSPUD operated 27 facilities in 11 states, which are located in major markets in which we have significant market presence with respect to our traditional self-storage facilities. During 2002, we reevaluated our operational strategy and closed 22 of the 55 containerized storage facilities that were open at January 1, 2002. As of September 30, 2003, all of the 22 facilities have been closed. In addition, during 2003, we decided to close an additional six containerized storage facilities. These 28 facilities are herein referred to as the "Closed
Facilities." As of September 30, 2003 five of the Closed Facilities remained open, but are expected to close by January 31, 2004. The operations with respect to the Closed Facilities, including historical operating results for previous periods, are not included in the table below and instead are included in Discontinued Operations. PSPUD's operations, which exclude the Closed Facilities, are reflected on the table below:


Containerized Storage
(excluding discontinued operations)
                                              For the three months ended           For the nine months ended
                                                     September 30,                       September 30,
                                         -------------------------------------- --------------------------------
                                            2003           2002       Change      2003        2002      Change
                                         ------------   ----------  ----------- ---------  ---------- ----------
                                                                  (Amounts in thousands)
Rental and other income ............         $10,355       $8,935      $1,420    $27,713     $23,351     $4,362
                                         ------------   ----------  ----------- ---------  ---------- ----------
Cost of operations:
    Direct operating costs..........           5,834        6,644        (810)    16,093      15,633        460
    Facility lease expense..........             363          399         (36)     1,108       1,123        (15)
                                         ------------   ----------  ----------- ---------  ---------- ----------
       Total cost of operations.....           6,197        7,043        (846)    17,201      16,756        445
                                         ------------   ----------  ----------- ---------  ---------- ----------
    Operating income prior to
      depreciation..................           4,158        1,892       2,266     10,512       6,595      3,917
Depreciation expense (a)............          (1,838)      (1,262)       (576)    (5,436)     (3,961)    (1,475)
                                         ------------   ----------  ----------- ---------  ---------- ----------
Operating income....................         $ 2,320       $  630      $1,690    $ 5,076     $ 2,634     $2,442
                                         ============   ==========  =========== =========  ========== ==========


(a) Depreciation expense principally relates to the depreciation related to the containers; however, depreciation expense for the three and nine months ended September 30, 2003 includes $573,000 and $1,427,000, respectively, with respect to real estate facilities. Depreciation expense for the three and nine months ended September 30, 2002 includes $375,000 and $930,000, respectively, with respect to real estate facilities.

         Rental and other income includes monthly rental charges to customers for storage of the containers, service fees charged for pickup and delivery of containers to customers' homes. Rental income increased to $6,998,000 and $19,798,000 for the three and nine months ended September 30, 2003, respectively, from $6,177,000 and $17,023,000, respectively, for the same periods in 2002 primarily as a result of higher per container rents and an increase in the number of occupied containers, which is attributable partially to the effect of certain closures of facilities that represented consolidations of facilities in existing markets. At September 30, 2003, there were approximately 41,747 occupied containers in the 27 facilities that are reflected in these "ongoing" operations.

         Direct operating costs principally includes payroll, equipment lease expense, utilities and vehicle expenses (fuel and insurance).

         Depreciation expense with respect to the containers and other non-real estate assets of the containerized storage operations increased $978,000 for the nine months ended September 30, 2003 as compared to the same period in 2002 due primarily to reduced estimated useful lives of the containers and other assets of the containerized storage operations. We reevaluated the historical results with respect to wear and functional obsolescence of these assets. Based upon the results of this review, we decreased the estimated useful lives with respect to these assets effective January 1, 2003.

         At September 30, 2003, five of the 27 containerized storage facilities are leased from third parties. The remaining 22 facilities were operated in facilities owned by the Company, comprised of 17 Combination Facilities with an aggregate of 894,000 square feet of industrial space (this square footage is a component of the total net rentable square footage of the Expansion Facilities and the Developed Facilities in the table above) and five industrial facilities having an aggregate of 420,000 net rentable square feet.

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


TENANT REINSURANCE OPERATIONS
                                              Three Months Ended September 30,       Nine Months Ended September 30,
                                            ------------------------------------   -----------------------------------
                                              2003          2002        Change        2003        2002        Change
                                            ----------   ----------    ---------   -----------  ----------   ---------
                                                                     (Amounts in thousands)

Tenant reinsurance revenues...........      $   5,755    $   5,112     $    643     $  16,551   $  14,843    $  1,708
 Cost of operations...................         (2,917)      (2,387)        (530)       (8,631)     (7,203)     (1,428)
                                            ----------   ----------    ---------   -----------  ----------   ---------
   Operating income...................      $   2,838    $   2,725     $    113     $   7,920   $   7,640    $    280
                                            ==========   ==========    =========   ===========  ==========   =========


         The level of tenant reinsurance revenues is largely dependent upon our occupancy level and move-in activity. At September 30, 2003, approximately 38% of our tenant base has such policies. New insurance business comes from tenants who sign up for insurance as they move into our self-storage facilities.

         Cost of operations for the tenant reinsurance operations has increased in the three and nine months ended September 30, 2003 as compared to the same periods in 2002, due primarily to increased customer claims attributable to a larger tenant base as well as an increase in claims.

         We have outside third-party insurance coverage for losses from any individual event that exceeds a loss of $500,000, to a limit of $10,000,000. Losses below these amounts are recorded as cost of operations for the tenant reinsurance operations.

         EQUITY IN EARNINGS OF REAL ESTATE ENTITIES: In addition to our ownership of equity interests in PSB, we had general and limited partnership interests in seven limited partnerships at September 30, 2003 (PSB and the limited partnerships are collectively referred to as the "Unconsolidated Entities"). Due to our limited ownership interest and limited control of these entities, we do not consolidate the accounts of these entities for financial reporting purposes, and account for such investments using the equity method.

         Equity in earnings of real estate entities for the three and nine months ended September 30, 2003 and 2002 consists of our pro rata share of the Unconsolidated Entities based upon our ownership interest for the period. The following table sets forth the significant components of equity in earnings of real estate entities:


                                                    For the three months ended               For the nine months ended
                                                          September 30,                            September 30,
                                                ----------------------------------     --------------------------------------
                                                  2003         2002        Change         2003          2002         Change
                                                ---------    ---------    --------     ----------    ----------    ----------
                                                                         (Amounts in thousands)
Property operations:
  PSB                                           $16,148       $16,394       $(246)      $48,339       $49,050         $(711)
  Disposed investments (1)...............             -             8          (8)           10           312          (302)
  Other investments (2)..................         1,607         1,592          15         4,714         4,769           (55)
                                                ---------    ---------    --------     ----------    ----------    ----------
                                                 17,755        17,994        (239)       53,063        54,131        (1,068)
                                                ---------    ---------    --------     ----------    ----------    ----------
Depreciation:
  PSB....................................        (6,779)       (6,412)       (367)      (19,088)      (18,759)         (329)
  Disposed investments (1)...............             -             -           -             -           (65)           65
  Other investments (2)..................          (436)         (409)        (27)       (1,265)         (893)         (372)
                                                ---------    ---------    --------     ----------    ----------    ----------
                                                 (7,215)       (6,821)       (394)      (20,353)      (19,717)         (636)
                                                ---------    ---------    --------     ----------    ----------    ----------
Other: (3)
  PSB (4)................................        (4,810)       (4,082)       (728)      (13,534)      (11,291)       (2,243)
  Disposed investments (1)...............             -             -           -             -             -             -
  Other investments (2)..................            40           392        (352)          280           616          (336)
                                                ---------    ---------    --------     ----------    ----------    ----------
                                                 (4,770)       (3,690)     (1,080)      (13,254)      (10,675)       (2,579)
                                                ---------    ---------    --------     ----------    ----------    ----------
Total equity in earnings of real estate
entities..................................       $5,770        $7,483     $(1,713)      $19,456       $23,739       $(4,283)
                                                =========    =========    ========     ==========    ==========    ==========



(1) Amounts include our pro-rata share of the earnings for the Development Joint Venture. On January 16, 2002, we acquired a controlling interest in this partnership and began to consolidate the operations of this partnership, and no longer account for our interest in this partnership using the equity method (see Note 3 to the consolidated financial statements). Amounts also include income with respect to an investment that was disposed of in the second quarter of 2003.

(2) Amounts include equity in earnings recorded for investments that have been held consistently throughout each of the three and nine months ended September 30, 2003 and 2002.

(3) "Other" reflects our share of general and administrative expense, interest expense, interest income, and other non-property, non-depreciation related operating results of these entities.

(4) "Other" with respect to PSB also includes our pro-rata share of gains on sale of real estate assets and impairment charges relating to impending sales of real estate. Our net pro-rata share of these items totaled income of $483,000 and $2,724,000 for the three and nine months ended September 30, 2002, respectively, and $453,000 for the nine months ended September 30, 2003 (none for the three months ended September 30, 2003).

         The decrease in equity in earnings of real estate entities for the three months ended September 30, 2003 as compared to 2002 is primarily due to a reduction in our pro-rata share of PSB's earnings. PSB's earnings declined primarily due to gains recorded in the three months ended September 30, 2002, of which our pro rata share was $483,000, as compared to no such gain recorded in the three months ended September 30, 2003, representing a reduction in our net income of $483,000.

         The decrease in equity in earnings of real estate entities for the nine months ended September 30, 2003 as compared to the same period in 2002 is primarily due to a reduction in our pro-rata share of PSB's earnings, caused primarily by the net impact of a gain on sale offset by an asset impairment charge with respect to impending real estate sales recorded by PSB in the nine months ended September 30, 2003, as compared to a gain on sale recorded by PSB in the nine months ended September 30, 2002. Our net pro-rata share of such items recorded by PSB for the nine months ended September 30, 2003 was $453,000 as compared to $2,724,000 in the same period in 2002, representing a reduction in our net income of $2,271,000.

         Equity in earnings of PSB represents our pro-rata share (an average of approximately 44% for the three and nine months ended September 30, 2003 and
2002) of the earnings of PSB. As of September 30, 2003, we owned 5,418,273 common shares and 7,305,355 operating partnership units (units which are convertible into common shares on a one-for-one basis) in PSB. At September 30, 2003, PSB owned and operated 14.8 million net rentable square feet of commercial space located in nine states. PSB also manages approximately 1,222,000 net rentable square feet of commercial space owned by the Company, the Consolidated Entities, and the Unconsolidated Entities at September 30, 2003 pursuant to property management agreements.

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

         The "Other Investments" includes our equity in earnings with respect to our pro-rata share of earnings with respect to seven limited partnerships, for which we held an approximately consistent level of equity interest during each of the nine months ended September 30, 2003 and 2002. These limited partnerships were formed by the Company during the 1980's. The Company is the general partner in each limited partnership, and manages each of these facilities for a management fee that is included in "interest and other income." The limited partners consist of numerous individual investors, including the Company, which throughout the 1990's acquired units of limited partnership interests in these limited partnerships in various transactions.

         Our future earnings with respect to the "Other investments" will be dependent upon the operating results of the 36 self-storage facilities (2,186,000 net rentable square feet) that these entities own. The operating characteristics of these facilities are similar to those of the Company's self-storage facilities, and are subject to the same operational issues as the Consistent Group of self-storage facilities as discussed above. See Note 6 to the consolidated financial statements for the operating results of these entities for the nine months ended September 30, 2003 and 2002.

Other Income and Expense Items
------------------------------

         INTEREST AND OTHER INCOME: Interest in other income includes (i) the net operating results from our property management operations, (ii) merchandise sales and consumer truck rentals and (iii) interest income.

         Interest and other income has increased to $2,847,000 and $7,425,000 for the three and nine months ended September 30, 2003, respectively, from $2,538,000 and $7,005,000, respectively, for the same periods in 2002. This increase reflects improved operating results on our merchandise and truck rental operations, offset partially by reduced interest on notes receivable due to principal payments and a reduction in average interest rates on outstanding cash balances. In addition, interest and other income for the nine months ended September 30, 2003 reflects a reduction from the same period in 2002 due to a reduction in property management operations due to the consolidation of the Development Joint Venture, as described in Note 3 to the consolidated financial statements.

         DEPRECIATION AND AMORTIZATION: Depreciation and amortization expense was $46,041,000 and $137,657,000 for the three and nine months ended September 30, 2003, respectively, as compared to $44,732,000 and $133,186,000, respectively for the same periods in 2002. Depreciation and amortization included in discontinued operations amounted to $432,000 and $1,292,000 for the three and nine months ended September 30, 2003 as compared to $819,000 and $2,414,000 for the same periods in 2002.

         Included in depreciation expense and in depreciation expense - discontinued operations with respect to our real estate facilities was $42,534,000 and $127,105,000 for the three and nine months ended September 30, 2003, respectively, as compared to $41,851,000 and $125,371,000 for the same periods in 2002, respectively. The increase in such depreciation is principally the result of property acquisitions and newly developed facilities opened for operation. Included in depreciation and amortization expense and in depreciation expense - discontinued operations for the three and nine months ended September 30, 2003 is $2,288,000 and $6,891,000, respectively, as compared to $2,049,000 and $5,276,000 for the same periods in 2002, respectively, with respect to other assets, principally depreciation of equipment and containers associated with the containerized storage operations, which has increased as discussed in
Containerized Storage Operations above. Included in depreciation and amortization expense for each of the three and nine month periods ended September 30, 2003 and 2002 is $1,651,000 and $4,953,000, respectively, with respect to the amortization of property management contracts.

         GENERAL AND ADMINISTRATIVE: General and administrative expense for the three months ended September 30, 2003 increased 17.0% to $4,642,000 as compared to $3,968,000 for the same period in 2002. General and administrative expense for the nine months ended September 30, 2003 increased 8.5% to $13,321,000 as compared to $12,273,000 for the same period in 2002. General and administrative expense principally consists of state income taxes, investor relation expenses, certain overhead associated with the acquisition and development of real estate facilities, corporate payroll, and overhead associated with the containerized storage business. The increase in general and administrative expense for the three and nine-month periods is due primarily to the impact of stock option and restricted stock expense, as described below.

         Beginning January 1, 2002, we began to expense the fair value of stock options in accordance with Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). As indicated by SFAS 123, the estimated fair value of stock options issued after January 1, 2002 will be expensed over their vesting period. The total of such expense included in general and administrative expense was approximately $95,000 and $294,000 for the three and nine months ended September 30, 2003, respectively ($39,000 and $97,000 for the three and nine months ended September 30, 2002, respectively). Based upon stock options granted between January 1, 2002 and September 30, 2003, the total expected annual expense for 2003 is approximately $400,000. In addition, pro-forma disclosures of the impact of stock options issued prior to January 1, 2002 (which are not expensed per the transition provisions of SFAS
123) are presented in Note 12 to the consolidated financial statements. The impact of stock option expense will continue to increase in the future to the extent that additional stock options are granted.

         In addition, in the three months ended September 30, 2003, the Company granted 197,000 restricted stock units, and recognized $371,000 in restricted stock unit compensation expense during the three months ended September 30, 2003. Based upon the price of the Company's common stock at the date of grant ($37.74), the Company expects restricted stock expense to amount to approximately $371,000 per quarter throughout the remaining vesting period of this grant (five years). To the extent that additional restricted stock units are granted, restricted stock unit compensation expense may increase. Changes in the market price of the Company's common stock price will be reflected prospectively as compensation expense with respect to unvested restricted stock units over the applicable remaining service period; accordingly, increases or decreases in the Company's common stock price will increase or decrease future restricted stock unit compensation expense.

         INTEREST EXPENSE: Interest expense was $296,000 and $969,000 for the three months ended September 30, 2003 and 2002, respectively. Interest expense was $1,121,000 and $3,284,000 for the nine months ended September 30, 2003 and 2002, respectively. Interest capitalized during the three and nine months ended September 30, 2003 was $1,411,000 and $4,386,000, respectively, compared to $1,374,000 and $4,646,000, respectively, for the same periods in 2002. The decrease in interest expense in 2003 compared to 2002 is principally the result of lower interest expense on notes payable due to scheduled principal repayments.

         MINORITY INTEREST IN INCOME: Minority interest in income represents the income allocable to equity interests in the Consolidated Entities, which are not owned by the Company. The following table summarizes minority interest in income for the three and nine months ended September 30, 2003 and 2002 (amounts in thousands):



                                              For the three months ended September 30,   For the nine months ended September 30,
                                             -----------------------------------------   ---------------------------------------
                Description                      2003          2002          Change        2003          2002          Change
                -----------                  ------------   ----------      --------    ---------     ---------      ---------
Preferred partnership interests.........        $  6,726     $  6,726       $     -     $  20,179     $  20,179       $    -
Consolidated Development Joint Venture (a)         1,292          938           354         2,905         1,574        1,331
Convertible Partnership Units (b).......              86           81             5           233           243          (10)
Acquired minority interests (c) ........               -          340          (340)          415         2,318       (1,903)
Other minority interests (d)............           3,040        3,423          (383)        8,850         9,149         (299)
                                             ------------   ----------      --------    ---------     ---------      ---------
    Total minority interests in income..        $ 11,144     $ 11,508       $  (364)    $  32,582     $  33,463       $ (881)
                                             ============   ==========      ========    =========     =========      =========


(a) These amounts reflect income allocated to the minority interests in the Consolidated Development Joint Venture. Included in minority interest in income is $889,000 and $2,554,000 in depreciation expense for the three and nine months ended September 30, 2003, respectively, as compared to $836,000 and $2,386,000, respectively, for the same periods in 2002.

(b) These amounts reflect the minority interests represented by the Convertible Partnership Units (see Note 9 to the consolidated financial statements). Included in minority interest in income is $66,000 and $253,000 in depreciation expense for the three and nine months ended September 30, 2003, respectively, as compared to $71,000 and $250,000, respectively, for the same periods in 2002.

(c) These amounts reflect income allocated to minority interests that the Company acquired since December 31, 2001 and are no longer outstanding at September 30, 2003. Included in minority interest in income is $216,000 in depreciation expense for the nine months ended September 30, 2003 (none for the three months ended September 30, 2003), as compared to $403,000 and $1,781,000, respectively, for the three and nine months ended September 30, 2002.

(d) These amounts reflect income allocated to minority interests that were outstanding consistently throughout the three and nine months ended September 30, 2003 and 2002. Included in minority interest in income is $552,000 and $1,717,000 in depreciation expense for the three and nine months ended September 30, 2003, respectively, as compared to $450,000 and $1,881,000 for the same periods in 2002.

         Minority interest in income - preferred partnership interests represents the income allocable to holders of our preferred partnership units. Throughout the periods ending September 30, 2003 and 2002, we had outstanding $240,000,000 of our 9.5% Series N Cumulative Redeemable Perpetual Preferred Units which were issued on March 17, 2000, and $45,000,000 of our 9.125% Series O Cumulative Redeemable Perpetual Preferred Units which were issued on March 29, 2000. For each of the three and nine months ended September 30, 2003 and 2002, the holders of these preferred units were paid aggregate distributions of approximately $6,726,000 and $20,179,000, respectively, and received a corresponding allocation of minority interest in earnings. We estimate that during the year ended December 31, 2003 the preferred units will be allocated $26,906,000 in income. These preferred units are not redeemable during the first 5 years; thereafter, at our option, we can call the units for redemption at the issuance amount plus any unpaid distributions.

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

         Other minority interests reflect income allocated to minority interests that have maintained a consistent level of interest throughout the three and nine months ended September 30, 2003 and 2002, comprised of investments in the Consolidated Entities and the Convertible Partnership Units described in Note 9 to the Company's financial statements. The level of income allocated to these interests in the future is dependent upon the operating results of the storage facilities that these entities own, as well as any minority interests that the Company acquires in the future.

         DISCONTINUED OPERATIONS: During the first quarter of 2003, we entered into a business plan to exit the Knoxville, Tennessee market, and listed our four self-storage facilities (the "Knoxville Facilities") in this market for sale. In addition, in October 2003, we sold a self-storage facility located in Perrysburg, Ohio. Accordingly, the current and prior period operations for these five facilities (collectively, the "Sold Self-Storage Facilities"), have been reclassified into the line-item "Discontinued Operations" on our income statement. For additional information on the disposal of the Sold Self-Storage Facilities, please see Note 16 to the consolidated financial statements.

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

         The following  table  summarizes the historical  operations of the Sold
Self-Storage  Facilities,   the  Closed  Facilities,  and  the  sold  commercial
facility:


DISCONTINUED OPERATIONS:
                                      For the three months ended September 30,  For the nine months ended September 30,
                                      ----------------------------------------  ---------------------------------------
                                          2003         2002         Change         2003          2002          Change
                                      ------------   ----------    --------     -----------    ---------     ----------
                                                                   (Amounts in thousands)
Rental income (a):
  Sold Self-Storage Facilities....      $     504     $    479     $    25     $   1,448       $  1,392      $     56
  Closed Facilities...............          1,281        5,651      (4,370)        5,862         15,692        (9,830)
  Sold commercial facility........              -           39         (39)            -            268          (268)
                                      ------------   ----------    --------     -----------    ---------     ----------
       Total rental income........          1,785        6,169      (4,384)        7,310         17,352       (10,042)
                                      ------------   ----------    --------     -----------    ---------     ----------
Cost of operations (a):
  Sold Self-Storage Facilities....            209          185          24           603            521            82
  Closed Facilities...............          1,094        5,456      (4,362)        5,947         16,304       (10,357)
  Sold commercial facility........              -           21         (21)            -             67           (67)
                                      ------------   ----------    --------     -----------    ---------     ----------
       Total cost of operations...          1,303        5,662      (4,359)        6,550         16,892       (10,342)
                                      ------------   ----------    --------     -----------    ---------     ----------
Depreciation expense (a):
  Sold Self-Storage Facilities....            142          140           2           424            422             2
  Closed Facilities...............            290          652        (362)          868          1,905        (1,037)
  Sold commercial facility........              -           27         (27)            -             87           (87)
                                      ------------   ----------    --------     -----------    ---------     ----------
       Total depreciation ........            432          819        (387)        1,292          2,414        (1,122)
                                      ------------   ----------    --------     -----------    ---------     ----------
Asset impairment and lease termination charges (b):

  Closed Facilities...............          1,274        4,791      (3,517)        2,024          4,791        (2,767)
                                      ------------   ----------    --------     -----------    ---------     ----------
Net discontinued operations.......      $  (1,224)    $ (5,103)    $ 3,879     $  (2,556)      $ (6,745)     $  4,189
                                      ============   ==========    ========     ===========    =========     ==========


(a) These amounts represent the historical operations of the Sold Self-Storage Facilities, the Closed Facilities and the sold commercial facility, and include amounts previously classified as rental income, cost of operations, and depreciation expense in the financial statements in prior periods. Cost of operations for the nine months ended September 30, 2002 includes $898,000 in container obsolescence charges.

(b) An impairment charge of $750,000 was recorded in the second quarter of 2003 with respect to a real estate facility held for sale at September 30, 2003, which was previously used by the discontinued containerized storage operations. An impairment charge of $750,000 was recorded in the second quarter of 2003 with respect to a real estate facility held for sale at September 30, 2003, which was previously used by the discontinued containerized storage operations. Asset impairment charges in the amount of $1,274,000 were recorded in the three and nine months ended September 30, 2003. Asset impairment and lease termination reserves in the amount of $4,791,000 were recorded in the three and nine months ended September 30, 2002.

         As of September 30, 2003, 23 of the 28 Closed Facilities were closed. We expect that the remaining facilities will be closed by December 31, 2003 and will continue to generate operating losses until final closure. These losses will include the remaining lease obligations on the closed facilites, which, at September 30, 2003, amount to approximately $672,000.

         GAIN (LOSS) IN DISPOSITION OF REAL ESTATE: During the first quarter of 2003, we disposed of two self-storage facilities and a parcel of land for an aggregate of $7,713,000 in cash, and recognized a gain on disposition of $14,000. During the second quarter of 2003, we disposed of two additional parcels of land for an aggregate of $4,147,000, recognizing a gain on disposition of $430,000, and disposed of an investment in real estate entities for an aggregate of $851,000, for a gain of approximately $316,000. During the third quarter of 2003, we disposed of a parcel of land for $795,000 in cash, and recognized a gain on disposition of $47,000. During the nine months ended September 30, 2002, we recorded a loss of $1,839,000 on the pending sale of minority interests.

         The Knoxville Facilities were disposed of on July 25, 2003 for aggregate gross proceeds of $11.0 million. The Company financed a substantial part of the buyer's consideration in exchange for a note receivable from the buyer, and in accordance with generally accepted accounting principles, the Company deferred the sale and the corresponding gain on these properties. The note receivable was collected in full in October 2003, and a gain of approximately $4.5 million will be recognized from the sale of this property in the fourth quarter of 2003. In addition, on October 16, 2003, we sold a self-storage facility located in Perrysburg, Ohio for $2.3 million. A gain of approximately $1.1 million will be recognized from the sale of this property in the fourth quarter of 2003.

Liquidity and Capital Resources
-------------------------------

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


                                                                      For the nine months ended
                                                                            September 30,
                                                                   --------------------------------
                                                                        2003                2002
                                                                   -------------      -------------
                                                                       (amounts in thousands)
Net cash provided by operating activities..................        $    455,186       $    460,105

Allocable to minority interest (Preferred Units)...........             (20,179)           (20,179)
Allocable to minority interest (common equity).............             (17,143)           (19,015)
                                                                   -------------      -------------
Cash from operations allocable to our shareholders.........             417,864            420,911

Capital improvements to maintain our facilities............             (20,470)           (16,041)
 Add back:  minority interest share of capital improvements
    to maintain facilities.................................                 504                659
                                                                   -------------      -------------
 Remaining operating cash flow available for distributions to
    our shareholders.......................................             397,898            405,529

Distributions paid:
  Preferred stock dividends................................            (107,914)          (111,704)
  Equity Stock, Series A dividends.........................             (16,126)           (16,126)
  Distributions to Common and Class B shareholders (a).....            (168,781)          (165,687)
                                                                   -------------      -------------
Cash available for principal payments on debt and reinvestment     $    105,077       $    112,012
                                                                   =============      =============


(a) The 7,000,000 shares of Class B common stock converted into 7,000,000 regular common shares on January 1, 2003.

         Our financial profile is characterized by a low level of debt to total capitalization and a conservative dividend payout ratio with respect to the common stock. We expect to fund our growth strategies with internally generated retained cash flows and proceeds from issuing equity securities. In general, our current strategy is to continue to finance our growth with permanent capital; either common or preferred equity. We have in the past used our $200 million line of credit as temporary "bridge" financing and repaid borrowings with internally generated cash flows and proceeds from the placement of permanent capital. At September 30, 2003, we had no borrowings on our line of credit.

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

         Our portfolio of real estate facilities remains substantially unencumbered. At September 30, 2003, we had mortgage debt outstanding of $17.6 million and unsecured long-term debt in the amount of $64.4 million, and had unencumbered real estate facilities with a book value of approximately $4.0 billion.

         We believe that our size and financial flexibility enables us to access capital when appropriate.

         RECENT ISSUANCE OF PREFERRED STOCK AND PROJECTED REDEMPTION OF PREFERRED STOCK: On October 6, 2003, we completed a public offering of 5,300,000 depositary shares ($25 stated value per depositary share) each representing 1/1,000 of a share of 6.500% Cumulative Preferred Stock, Series W, raising net proceeds of approximately $128.3 million. On November 13, 2003, we issued in a public offering 4,800,000 (which includes the underwriters' exercise of an additional 400,000 depositary shares to cover over-allotments) depositary shares ($25 stated value per depositary share), each representing 1/1,000 of a share of 6.45% Cumulative Preferred Stock, Series X. Total net proceeds of the offering were $116.2 million.

         We expect to use the net proceeds of these two issuances to fund the redemption our 8.25% Series K Cumulative Preferred Stock ($115 million) which is redeemable on January 19, 2004, and our 8.25% Series L Cumulative Preferred Stock ($115 million) which is redeemable on March 10, 2004. .

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

         During the nine months ended September 30, 2003 and 2002, we paid cash dividends totaling $107,914,000 and $111,704,000, respectively, to the holders of our Cumulative Preferred Stock. We estimate that the distribution requirements with respect to our Preferred Stock outstanding at October 31, 2003 for the remainder of 2003 (after redemption of the Series C Senior Preferred Stock and issuance of the Series W and X Senior Preferred Stock) to be approximately $39.3 million.

         During each of the nine months ended September 30, 2003 and 2002, we paid cash dividends totaling $20,179,000 to the holders of our preferred partnership units. We estimate that the remaining distribution requirement for 2003 with respect to the preferred partnership units outstanding at September 30, 2003 to be approximately $6.7 million.

         During each of the nine months ended September 30, 2003 and 2002, we paid cash dividends totaling $16,126,000 to the holders of our Equity Stock, Series A. With respect to the depositary shares of Equity Stock, Series A, we have no obligation to pay distributions if no distributions are paid to the common shareholders. To the extent that we do pay common distributions in any year, the holders of the depositary shares receive annual distributions equal to the lesser of (i) five times the per share dividend on the common stock or (ii) $2.45. The depositary shares are noncumulative, and have no preference over our common stock either as to dividends or in liquidation. With respect to the Equity Stock, Series A outstanding at September 30, 2003, we estimate the total regular distribution for the remainder of 2003 to be approximately $5.4 million assuming that dividends of at least $0.49 per share per year are paid to the common shareholders.

         During the nine months ended September 30, 2003, we paid dividends totaling $168,781,000 ($1.35 per common share) to the holders of our common stock. Based upon shares outstanding at September 30, 2003 and a quarterly distribution of $0.45 per share, which was declared by the Board of Directors on November 6, 2003 and payable on December 31, 2003, we estimate dividend payments with respect to our common stock of approximately $56.7 million for the fourth quarter of 2003.

         CAPITAL IMPROVEMENT REQUIREMENTS: For 2003, we have budgeted approximately $30 million for capital improvements. During the nine months ended September 30, 2003, we incurred capital improvements of approximately $20.5 million. We expect that the level of capital improvement requirements will increase substantially in 2004 and over the next few years, to take advantage of potential opportunities to improve the visual and functional characteristics of our facilities.

         DEBT SERVICE REQUIREMENTS: We do not believe we have any significant refinancing risks with respect to our notes payable, all of which are fixed rate. At September 30, 2003, we had total outstanding notes payable of approximately $82.0 million. See Note 8 to the consolidated financial statements for approximate principal maturities of such borrowings. We anticipate that our retained operating cash flow will continue to be sufficient to enable us to make schedule principal payments. It is our current intention to fully amortize our debt as opposed to refinance debt maturities with additional debt.

         ACQUISITIONS OF INTERESTS IN SELF-STORAGE FACILITIES: On January 16, 2002, we acquired the remaining 70% interest in the Development Joint Venture for approximately $153,078,000 in cash. The Development Joint Venture was formed in April 1997 with equity capital consisting of 30% from the Company and 70% from an institutional investor, which owns 47 storage facilities opened since 1997. This transaction was principally financed with the capital raised through the issuance of our 7.625% Cumulative Preferred Stock, Series T.

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

         DEVELOPMENT OF SELF-STORAGE FACILITIES: We anticipate that the cost of development of new self-storage facilities and expansions to existing self-storage facilities for the year ended December 31, 2003 and beyond will be approximately $75 million per year. We have utilized two development joint ventures in the past 5 years; we acquired our partner's interest in January 2002 for one of the development joint ventures, and the other joint venture is fully committed. However, we believe that it is unlikely that we will form a development joint venture to fund our current pipeline described below.

         We  currently  have  a  development   "pipeline"  of  44   self-storage
facilities, combination facilities, and expansions to existing self-storage facilities with an aggregate estimated cost of approximately $167.3 million.
Approximately $90.1 million of development cost has been incurred as of September 30, 2003. We have acquired the land for 41 of these projects, which have an aggregate estimated cost of approximately $155.4 million, and costs incurred as of September 30, 2003 of approximately $89.2 million. The remaining three facilities represent identified sites where we have an agreement in place to acquire the land, generally within one year. We anticipate that the development of these projects will be funded solely by the Company.

         The development and fill-up of these storage facilities is subject to significant contingencies such as obtaining appropriate governmental approvals. We estimate that the amount remaining to be spent of approximately $77.2 million will be incurred over the next 24 months. The following table sets forth certain information with respect to our development pipeline.


                                            DEVELOPMENT PIPELINE SUMMARY
----------------------------------------------------------------------------------------------------------------------
                                                                           Total
                                                 Number      Net         estimated     Costs incurred
                                                   of      rentable     development        through         Costs to
                                                 projects  sq. ft.         costs           9/30/03         complete
                                                --------  ---------     ------------   --------------     -----------
                                                                            (Amounts in thousands)
   Facilities currently under construction:
    Self-storage facilities                        10          748      $   87,278       $   72,581       $   14,697
    Expansions to existing self-storage
     facilities                                    11          407          32,237           12,681           19,556
    Conversion of industrial space                  7          318          10,528            3,177            7,351
                                                --------  ---------     ------------   --------------     -----------
                                                   28        1,473         130,043           88,439           41,604
    Expansions of existing self-storage
     facilities awaiting construction              13          558          25,381              755           24,626

    Self storage facilities awaiting
     construction and land has not yet been         3          186          11,828              900           10,928
     acquired
                                                --------  ---------     ------------   --------------     -----------
         Total Development Pipeline                44        2,217      $  167,252       $   90,094       $   77,158
                                                ========  =========     ============   ==============     ===========

         Included in the 24 "expansions of existing self-storage facilities" are 16 projects associated with the conversion of industrial space, previously used by the discontinued containerized facility operations, into self-storage space. The total amount of self-storage space to come on line from these 16 conversions is approximately 876,000 net rentable square feet of traditional self-storage space.

         In addition to the above projects, we have five parcels of land held for development with total costs of approximately $12,236,000 at September 30, 2003. These parcels will either be developed or sold.

         REPURCHASE OF THE COMPANY'S COMMON STOCK: The Company's Board of Directors authorized the repurchase from time to time of up to 25,000,000 shares of our common stock on the open market or in privately negotiated transactions. From the initial authorization through September 30, 2003, we have repurchased a total of 21,672,020 shares of common stock at an aggregate cost of approximately $541.9 million.

Item 2A.   Risk Factors
-----------------------

         In addition to the other information in our Form 10-Q and our Form 10-K for the year ended December 31, 2002, you should consider the following factors in evaluating the Company:

THE HUGHES FAMILY COULD CONTROL US AND TAKE ACTIONS ADVERSE TO OTHER
SHAREHOLDERS.

         At September 30, 2003, the Hughes family owned approximately 37% of our outstanding shares of common stock. Consequently, the Hughes family could control matters submitted to a vote of our shareholders, including electing directors, amending our organizational documents, dissolving and approving other extraordinary transactions, such as a takeover attempt, even though such actions may be favorable to the other common shareholders.

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

WE AND OUR SHAREHOLDERS ARE SUBJECT TO FINANCING RISKS.

         Debt increases the risk of loss. In making real estate investments, we may borrow money, which increases the risk of loss. At September 30, 2003, our debt of $82.0 million was approximately 1.7% of our total assets.

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

         There is significant competition among self-storage facilities and from other storage alternatives. Most of our properties are self-storage facilities, which generated 91% of our revenue for the nine months ended September 30, 2003. Local market conditions will play a significant part in how competition will affect us. Competition in the market areas in which many of our properties are located from other self-storage facilities and other storage alternatives is significant and has affected the occupancy levels, rental rates and operating expenses of some of our properties. Any increase in availability of funds for investment in real estate may accelerate competition. Further development of self-storage facilities may intensify competition among operators of self-storage facilities in the market areas in which we operate. As discussed in Management's Discussion and Analysis of Financial Condition and Results of Operations - Self-Storage Operations, the realized rent per occupied square foot of the Consistent Group of facilities declined 3.8% in the nine months ended September 30, 2003 as compared to the same period in 2002. Such competition could have been a factor in this decline.

         We may incur significant environmental costs and liabilities. As an owner and operator of real properties, under various federal, state and local environmental laws, we are required to clean up spills or other releases of hazardous or toxic substances on or from our properties. Certain environmental laws impose liability whether or not the owner knew of, or was responsible for, the presence of the hazardous or toxic substances. In some cases, liability may not be limited to the value of the property. The presence of these substances, or the failure to properly remediate any resulting contamination, whether from environmental or microbial issues, also may adversely affect the owner's or operator's ability to sell, lease or operate its property or to borrow using its property as collateral.

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

         There have been an increasing number of claims and litigation against owners and managers of rental properties relating to moisture infiltration, which can result in mold or other property damage. When we receive a complaint concerning moisture infiltration, condensation or mold problems and/or becomeaware that an air quality concern exists, we implement corrective measures in accordance with guidelines and protocols we have developed with the assistance of outside experts. We seek to work proactively with our tenants to resolve moisture infiltration and mold-related issues, subject to our contractual limitations on liability for such claims, However, we can make no assurancethat material legal claims relating to moisture infiltration and the presence of, or exposure to mold will not arise in the future.

         Delays in development and fill-up of our properties would reduce our profitability: Since January 1, 1999, we have opened 59 newly developed self storage facilities and 17 facilities that combine self-storage and containerized storage space at the same location, with aggregate development costs of $489.7 million. In addition, at September 30, 2003 the Company had 44 projects in development that are expected to begin construction generally by December 31, 2003. These 44 projects have total estimated costs of $167,252,000. Construction delays due to weather, unforeseen site conditions, personnel problems, and other factors, as well as cost overruns, would adversely affect the Company's profitability. Delays in the rent-up of newly developed facilities as a result of competition or other factors would also adversely impact the Company's profitability.

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

         B. Wayne Hughes, Chairman of the Board, and his family (the "Hughes Family") have ownership interests in, and operate, approximately 38 self-storage facilities in Canada under the name "Public Storage." We currently do not own any interests in these facilities nor do we own any facilities in Canada. The Hughes Family owns approximately 37% of our common stock outstanding at September 30, 2003. We have a right of first refusal to acquire the stock or assets of the corporation engaged in the operation of the 38 self-storage facilities in Canada if the Hughes family or the corporation agrees to sell them. However, we have no interest in the operations of this corporation, have no right to acquire this stock or assets unless the Hughes family decides to sell, and receive no benefit from the profits and increases in value of the Canadian self-storage facilities.

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

OUR CONTAINERIZED STORAGE BUSINESS HAS INCURRED OPERATING LOSSES.

         Public Storage Pickup & Delivery ("PSPUD") was organized in 1996 to operate a containerized storage business. We own all of the economic interest of PSPUD. Since PSPUD will operate profitably only if it can succeed in the relatively new field of containerized storage, we cannot provide any assurance as to its profitability. PSPUD incurred operating losses of $10,058,000 in 2002 and generated a profit of $2,099,000 for the nine months ended September 30, 2003. PSPUD closed 28 facilities that were deemed not strategic to the Company's business plan during 2002 and 2003.

         The operating loss for 2002 includes a write-down for impaired assets totaling $6,937,000 ($750,000 of which relates to continuing operations) and lease termination charges of $2,447,000. The operating profit for the nine months ended September 30, 2003, includes shut-down cost and write-down for impaired real estate assets totaling $2,024,000.

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

RECENTLY ENACTED TAX LEGISLATION COULD ADVERSELY AFFECT THE PRICE OF OUR STOCK.

         Recently enacted tax legislation generally reduces the maximum tax rate for dividends payable to individuals to 15% through 2008. Dividends payable by REITs, however, generally continue to be taxed at the normal rate applicable to the individual recipient, rather than the preferential rates applicable to other dividends. Although this legislation does not adversely affect the taxation of REITs or dividends paid by REITs, the more favorable rates applicable to regular corporate dividends could cause investors who are individuals to perceive investments in REITs to be relatively less attractive than investments in the stocks of non-REIT corporations that pay dividends, which could adversely affect the value of the stock of REITs, including our common stock.

DEVELOPMENTS IN CALIFORNIA MAY HAVE AN ADVERSE IMPACT ON OUR BUSINESS.

         We are headquartered in, and approximately one-quarter of our properties are located in, California. California is facing serious budgetary problems. Actions that may be taken in response to these problems, such as an increae in property taxes on commercial properties, could adversely impact our business and results of operations. In addition, we could be adversely impacted by the recently enacted legislation mandating medical insurance for California businesses.

Item 3.  Qualitative and Quantitative Disclosures about Market Risk
-------------------------------------------------------------------

         To limit our exposure to market risk, we principally finance our operations and growth with permanent equity capital, consisting of either common or preferred stock. At September 30, 2003, our debt as a percentage of total shareholders' equity (based on book values) was 2.0%.

         Our preferred stock is not redeemable by the holders. Except under certain conditions relating to our qualification as a REIT, we may not redeem the Senior Preferred Stock prior to the following dates: Series D - June 30, 2004, Series E - January 31, 2005, Series F - April 30, 2005, Series K - January 19, 2004, Series L - March 10, 2004, Series M - August 17, 2004, Series Q - January 19, 2006, Series R - September 28, 2006, Series S - October 31, 2006, Series T - January 18, 2007, Series U - February 19, 2007, Series V - September 30, 2007, Series W - October 6, 2008, and Series X - November 13, 2008. On or after the respective dates, each of the series of Senior Preferred Stock will be redeemable at our option, in whole or in part, at $25 per share (or depositary share in the case of the Series K through Series X), plus accrued and unpaid dividends.

         Our market risk sensitive instruments include notes payable, which totaled $82.0 million at September 30, 2003. Substantially all of the Company's notes payable bear interest at fixed rates. See Note 8 to the consolidated financial statements at September 30, 2003 for approximate principal maturities of the notes payable at September 30, 2003.

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

         As of the end of the fiscal quarter covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and the Company's Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as such term is defined in Rules 13a - 15(e) and 15d - 15(e) under the Securities Act of 1934 as amended as of the end of the period covered by this report). Based upon this evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that, as of the end of such period, the Company's disclosure controls and procedures were effective.


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

PART II.   OTHER INFORMATION

Item 1.    Legal Proceedings
           -----------------

         The Company is a party to the actions described under "Item 3. Legal Proceedings" in the Company's 2002 annual report on Form 10-K and Part II - Item 1 to the Form 10-Q for the quarters ended March 31, 2003 and June 30, 2003. There have been no material developments in the actions described in the Company's 2002 annual report on Form 10-K and Part II - Item 1 to the Form 10-Q for the quarter ended March 31, 2003 and June 30, 2003.

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

3.39 Certificate of Determination for 6.500% Cumulative Preferred Stock, Series W. Filed with Registrant's Form 8-A Registration Statement relating to the Depositary Shares Each Representing 1/1,000 of a Share of 6.500% Cumulative Preferred Stock, Series W and incorporated herein by reference.

3.40 Certificate of Determination for 6.450% Cumulative Preferred Stock, Series X. Filed with Registrant's Form 8-A Registration Statement relating to the Depositary Shares Each Representing 1/1,000 of a Share of 6.450% Cumulative Preferred Stock, Series X and incorporated herein by reference.

3.41 Bylaws, as amended. Filed with Registrant's Registration Statement No. 33-64971 and incorporated herein by reference.

3.42     Amendment  to Bylaws  adopted on May 9, 1996.  Filed with  Registrant's
         Registration   Statement  No.  333-03749  and  incorporated  herein  by
         reference.

3.43     Amendment to Bylaws adopted on June 26, 1997.  Filed with  Registrant's
         Registration   Statement  No.  333-41123  and  incorporated  herein  by
         reference.

3.44     Amendment to Bylaws adopted on January 6, 1998. Filed with Registrant's
         Registration   Statement  No.  333-41123  and  incorporated  herein  by
         reference.

3.45     Amendment  to  Bylaws   adopted  on  February  10,  1998.   Filed  with
         Registrant's Current Report on Form 8-K dated February 10, 1998 and incorporated herein by reference.

3.46 Amendment to Bylaws adopted on March 4, 1999. Filed with Registrant's Current Report on Form 8-K dated March 4, 1999 and incorporated herein by reference.

3.47 Amendment to Bylaws adopted on May 6, 1999. Filed with Registrants' Form 10-Q for the quarterly period ended June 30, 1999 and incorporated herein by reference.

3.48     Amendment   to  Bylaws   adopted  on  November  7,  2002.   Filed  with
         Registrant's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2002 and incorporated herein by reference.

3.49 Amendment to Bylaws adopted on May 8, 2003. Filed with Registrant's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2003 and incorporated herein by reference.

3.50 Amendment to Bylaws adopted on August 5, 2003. Filed with Registrant's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2003 and incorporated herein by reference.

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

10.41** Employment agreement between Registrant and Harvey Lenkin dated as of August 5, 2003. Filed with Registrant's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2003 and incorporated herein by reference.

10.42 Deposit Agreement dated as of October 6, 2003 among Registrant, Fleet National Bank and the holders of the depositary receipts evidencing the Depositary Shares Each Representing 1/1,000 of a Share of 6.500% Cumulative Preferred Stock, Series W. Filed with Registrant's Form 8-A Registration Statement relating to the Depositary Shares Each Representing 1/1,000 of a Share of 6.500% Cumulative Preferred Stock, Series W and incorporated herein by reference.

10.43 Deposit Agreement dated as of November 13, 2003 among Registrant, Fleet National Bank and the holders of the depositary receipts evidencing the Depositary Shares Each Representing 1/1,000 of a Share of 6.450% Cumulative Preferred Stock, Series X. Filed with Registrant's Form 8-A Registration Statement relating to the Depositary Shares Each Representing 1/1,000 of a Share of 6.450% Cumulative Preferred Stock, Series X and incorporated herein by reference

11 Statement Re: Computation of Ratio of Earnings Per Share. Filed herewith.

12 Statement Re: Computation of Ratio of Earnings to Fixed Charges. Filed herewith.

31.1 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

31.2 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

31.3 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

32 Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith.



         *        Compensatory benefit plan.

         **       Management contract.

(b) Reports on Form 8-K

         The Company furnished a Current Report on from 8-K dated and filed November 6, 2003, pursuant to Item 7 with its press release announcing its results for the quarter ended September 30, 2003.

         The Company filed a Current Report on Form 8-K, dated September 25, 2003 (filed September 26, 2003), pursuant to Item 5, in connection with the Company's public offering in October 2003 of depositary shares, each representing 1/1,000 of a share of the Company's 6.500% Cumulative Preferred Stock, Series W.

                                   SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                            DATED: November 13, 2003

                            PUBLIC STORAGE, INC.

                               By: /s/ John Reyes
                                   --------------
                                   John Reyes
                                   Senior Vice President and Chief Financial
                                   Officer (Principal financial officer and duly authorized officer)