Form 10-K
period 2003-12-31
PUBLIC STORAGE INC /CA
filed 2004-03-15
CIK 318380

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2003 or
                         ------------------

[ ]  Transition  Report  Pursuant  to  Section  13 or 15(d) of the  Securities
    Exchange Act of 1934

For the transition period from                   to                  .
                               -----------------    -----------------

Commission File Number:     1-8389

                              PUBLIC STORAGE, INC.
                              --------------------
             (Exact name of Registrant as specified in its charter)

               California                                      95-3551121
----------------------------------------                 --------------------
     (State or other jurisdiction of                        (I.R.S. Employer
     incorporation or organization)                      Identification Number)

701 Western Avenue, Glendale, California                       91201-2349
----------------------------------------                 --------------------
(Address of principal executive offices)                       (Zip Code)

Registrant's telephone number, including area code: (818) 244-8080.
                                                    --------------


Securities registered pursuant to Section 12(b) of the Act:


                                                                                          Name of each exchange
                                Title of each class                                        on which registered
--------------------------------------------------------------------------------         -----------------------
9.500% Cumulative Preferred Stock, Series D, $.01 par value.....................         New York Stock Exchange
10.000% Cumulative Preferred Stock, Series E, $.01 par value....................         New York Stock Exchange
9.750% Cumulative Preferred Stock, Series F, $.01 par value.....................         New York Stock Exchange
Depositary Shares Each Representing 1/1,000 of a Share of 8.750% Cumulative
     Preferred Stock, Series M, $.01 par value..................................         New York Stock Exchange
Depositary Shares Each Representing 1/1,000 of a Share of 8.600% Cumulative
     Preferred Stock, Series Q, $.01 par value..................................         New York Stock Exchange
Depositary Shares Each Representing 1/1,000 of a Share of 8.000% Cumulative
     Preferred Stock, Series R, $.01 par value..................................         New York Stock Exchange
Depositary Shares Each Representing 1/1,000 of a Share of 7.875% Cumulative
     Preferred Stock, Series S, $.01 par value..................................         New York Stock Exchange
Depositary Shares Each Representing 1/1,000 of a Share of 7.625% Cumulative
     Preferred Stock, Series T, $.01 par value..................................         New York Stock Exchange
Depositary Shares Each Representing 1/1,000 of a Share of 7.625% Cumulative
     Preferred Stock, Series U, $.01 par value..................................         New York Stock Exchange
Depositary Shares Each Representing 1/1,000 of a Share of 7.500% Cumulative
     Preferred Stock, Series V $.01 par value...................................         New York Stock Exchange
Depositary Shares Each Representing 1/1,000 of a Share of 6.500% Cumulative
     Preferred Stock, Series W $.01 par value...................................         New York Stock Exchange
Depositary Shares Each Representing 1/1,000 of a Share of 6.450% Cumulative
     Preferred Stock, Series X $.01 par value...................................         New York Stock Exchange
Depositary Shares Each Representing 1/1,000 of a Share of 6.250% Cumulative
     Preferred Stock, Series Z $.01 par value...................................         New York Stock Exchange
Depositary Shares Each Representing 1/1,000 of a Share of Equity Stock, Series A,
     $.01 par value.............................................................         New York Stock Exchange
Common Stock, $.10 par value....................................................         New York Stock Exchange,
                                                                                             Pacific Exchange


Securities registered pursuant to Section 12(g) of the Act:

                       None
---------------------------------------------------
                 (Title of class)
----------------------------------------------------

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

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the Registrant as of June 30, 2003:

Common Stock, $0.10 Par Value - $2,616,897,000 (computed on the basis of $33.87 per share which was the reported closing sale price of the Company's Common Stock on the New York Stock Exchange on June 30, 2003).

Depositary Shares Each Representing 1/1,000 of a Share of Equity Stock, Series A, $.01 Par Value - $211,681,000 (computed on the basis of $28.40 per share which was the reported closing sale price of the Depositary Shares each Representing 1/1,000 of a Share of Equity Stock, Series A on the New York Stock Exchange on June 30, 2003).

The number of shares outstanding of the registrant's classes of common stock as of March 5, 2004:

Common Stock, $.10 Par Value - 127,898,544 shares
-------------------------------------------------

Depositary Shares Each Representing 1/1,000 of a Share of Equity Stock, Series
------------------------------------------------------------------------------
A, $.01 Par Value - 8,776,102 depositary shares (representing 8,776.102 shares
------------------------------------------------------------------------------
of Equity Stock, Series A)
--------------------------

Equity Stock, Series AA, $.01 Par Value - 225,000 shares
--------------------------------------------------------

Equity Stock, Series AAA, $.01 Par Value - 4,289,544 shares
-----------------------------------------------------------

                       DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the proxy statement to be filed in connection with the annual shareholders' meeting to be held in 2004 are incorporated by reference into Part III.

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

General
-------

         Public Storage, Inc. (the "Company") is an equity real estate investment trust ("REIT") organized as a corporation under the laws of California on July 10, 1980. We are a fully integrated, self-administered and self-managed real estate investment trust ("REIT") that acquires, develops, owns and operates storage facilities. We are the largest owner and operator of storage space in the United States with direct and indirect equity investments in 1,410 storage facilities containing approximately 85.2 million square feet of net rentable space at December 31, 2003. Our common stock is traded on the New York Stock Exchange under the symbol "PSA". We also have a 44% ownership interest in PS Business Parks, Inc., which, as of December 31, 2003, owned and operated commercial properties containing approximately 18.3 million net rentable square feet of space. PS Business Parks, Inc. is a public REIT whose common stock trades on the American Stock Exchange under the symbol "PSB."

         We have elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended. To the extent that the Company continues to qualify as a REIT, it will not be subject to tax, with certain limited exceptions, on the taxable income that is distributed to our shareholders.

         The Company has reported annually to the Securities and Exchange Commission ("SEC") on Form 10-K, which includes financial statements certified by independent public accountants. The Company has also reported quarterly to the Securities and Exchange Commission on Form 10-Q, and includes unaudited financial statements with such filings. The Company expects to continue such reporting.

         The Company's website is www.publicstorage.com, and the Company makes available free of charge on its website its reports on Forms 10-K, 10-Q, and 8-K, and all amendments to those reports as soon as reasonably practicable after the reports and amendments are electronically filed with or furnished to the SEC.

Management
----------

         Ronald L. Havner, Jr. (46) was appointed as a director, vice chairman, and chief executive officer of the Company on November 7, 2002. Mr. Havner has been employed by Public Storage or its affiliates in various financial and operational capacities since 1986 and served as senior vice president and chief financial officer of the Company from November 1991 until December 1996 when he became chairman, president, and chief executive officer of PS Business Parks, Inc., ("PSB") an affiliate of the Company. Mr. Havner continues as chairman of PSB.

         B. Wayne Hughes (70) is chairman of the board of directors, a position he has held since 1991. Mr. Hughes plans to remain active in the Company's business, focusing primarily on strategic and marketing initiatives. Mr. Hughes established the Public Storage Organization in 1972 and has managed the Company through several market cycles. Our executive management team and their years of experience with the Company are as follows: Harvey Lenkin (67), President and Chief Operating Officer, 26 years; John Reyes (43), Senior Vice President -
Chief Financial Officer, 13 years; and John S. Baumann (43), Senior Vice President - Chief Legal Officer, who joined the Company in June 2003.

         Our senior management has a significant ownership position in the Company with executive officers, directors and their families owning approximately 46.7 million shares or 37% of the common stock as of March 11, 2004.

Investment Objective
--------------------

         Our primary objective is to increase the value of each share through internal growth (by increasing funds from operations and cash available for distribution) and acquisitions of additional real estate investments and development of real estate facilities. We believe that our access to capital, geographic diversification and operating efficiencies resulting from our size will enhance our ability to achieve this objective.

Competition
-----------

         Competition in the market areas in which we operate is significant and affects the occupancy levels, rental rates and operating expenses of certain of our facilities. The continued development of new storage facilities has intensified the competition among storage operators in many market areas in which we operate.

         In seeking investments, we compete with a wide variety of institutions and other investors. An increase in the amount of funds available for real estate investments may increase competition for ownership interests in facilities and may reduce yields.

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

         A significant component of our distribution system is our national telephone reservation center, which provides added customer service and helps to maximize utilization of available self-storage space. Customers calling either the toll-free telephone referral system, (800) 44-STORE, or a storage facility, are directed to the national reservation system. A representative discusses with the customer space requirements, price and location preferences and also informs the customer of other products and services provided by the Company and its subsidiaries. We believe that the national telephone reservation system enhances our ability to market storage space.

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

         Management adopted a business plan in 2002 that included the closure of 22 non-strategic containerized storage facilities of the 55 facilities opened at December 31, 2001. During 2003, an additional nine facilities were identified as non-strategic and scheduled for closure. As of December 31, 2003, six of the 31 facilities scheduled for closure were still in operation - however, these facilities are in the process of closing which may take until the end of the second quarter of 2004 to close.

         The concept of PSPUD is to provide an alternative to a traditional self-storage facility. PSPUD delivers a storage container(s) to the customer's location where the customer, at his convenience, packs his goods into the storage container. PSPUD will subsequently return to the customer's location to retrieve the storage container(s) for storage in a central facility. At December 31, 2003, PSPUD had 24 facilities (excluding certain facilities that are in the process of being closed) in operation in 11 states.

         Retail operations: The Company has historically sold retail items associated with the storage business and rented trucks at its storage facilities. In order to supplement and strengthen the existing self-storage business by further meeting the needs of storage customers, the Company has expanded its retail activities over the last five years.

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

         Tenant insurance program: On December 31, 2001, the Company purchased all of the capital stock of PS Insurance Company, Ltd., from Mr. Hughes and members of his family. This insurance company reinsures policies issued to our tenants against lost or damaged goods stored by tenants in the Company's storage facilities. This subsidiary receives the premiums and bears the risks associated with the re-insurance. The Company believes that this insurance operation will continue to further supplement and strengthen the existing self-storage business and provide an additional source of earnings for the Company.

         Economies of scale: We are the largest provider of storage space in the industry. As of December 31, 2003, we operated 1,410 storage facilities in which we had an interest and managed 29 storage facilities for third parties. These facilities are in markets within 37 states. At December 31, 2003, we had over 714,000 spaces rented. The size and scope of the operations have enabled us to achieve a high level of profit margins and low level of administrative costs relative to revenues.

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

Growth and Investment Strategies
--------------------------------

         Our growth strategies consist of: (i) improving the operating performance of our stabilized existing traditional self-storage properties, (ii) acquiring additional interests in entities that own properties operated by the Company, (iii) acquiring interests in properties that are owned or operated by others, (iv) developing properties in selected markets, (v) improving the operating performance of the containerized storage operations and repurpose real estate previously used for the containerized storage operations, and (vi) participating in the growth of commercial facilities owned primarily by PS Business Parks, Inc. These strategies are described as follows:

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

         Acquire properties operated and partially owned by the Company: In addition to our wholly owned storage facilities, we operate storage facilities on behalf of other entities in which we have partial equity interests. From time to time, interests in these storage facilities are available for purchase, providing us with a source of additional acquisition opportunities. We believe these properties include some of the better-located and better-constructed storage facilities in the industry. Because we manage these properties, we have reliable operating information prior to acquisition, and these properties are easily integrated into our portfolio. The amount of such potential acquisition opportunities has decreased over the last several years as we have continued to acquire such interests. Such potential remaining acquisition opportunities include the remaining equity interests that we do not own in the entities described as "Other Investments" in Note 6 to the Company's consolidated financial statements for the year ended December 31, 2003, as well as the "Other Partnership Interests" in Note 9 to the Company's consolidated financial statements for the year ended December 31, 2003.

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

         Develop properties in selected markets: Since 1995, the Company and its joint venture partnerships (described below in "Financing of the Company's Growth Strategies") have opened a total of 133 facilities, including 24 facilities in 1999, 27 facilities in 2000, 22 facilities in 2001, 16 facilities in 2002 and 14 facilities in 2003. As of December 31, 2003, the Company has a development "pipeline" of 38 self-storage facilities and expansions to existing storage facilities with an aggregate estimated cost of approximately $156.3 million.

Development of these facilities is subject to significant contingencies such as obtaining appropriate governmental agency approvals. The Company continues to seek attractive sites for development of additional storage facilities and evaluates existing sites for expansion or enhancement opportunities.

         Improve the operating performance of containerized storage operations and repurpose real estate space previously used by the containerized storage operations: During 2002 and 2003, management closed certain non-strategic containerized storage facilities (the "Closed Facilities"), with the number of PSPUD's facilities decreasing from 55 at December 31, 2001 to 24 at December 31, 2003.

         Certain of the Closed Facilities were operated in real estate facilities owned by the Company. Through December 31, 2003, the Company had converted 208,000 net rentable square feet of industrial space previously used by the Closed Facilities into self-storage space, and was in the process of converting another 779,000 net rentable square feet of such space.

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

         The Company has a 44% common equity interest in PSB as of December 31, 2003, comprised of 5,418,273 shares of common stock and 7,305,355 limited partnership units in the Operating Partnership. The limited partnership units are convertible at our option, subject to certain conditions, on a one-for-one basis into PSB common stock.

         At December 31, 2003, PSB owned and operated approximately 18.3 million net rentable square feet of commercial space located in eight states.

         In addition to our investment in PSB, we have direct interests in three commercial facilities with an aggregate of 204,000 net rentable square feet. In addition, certain of the Company's self-storage facilities rent a total of 1,187,000 net rentable square feet of commercial space at the same location. This commercial space is managed by PSB pursuant to management agreements.

         Policies with respect to investing activities: Following are the Company's policies with respect to certain other investing strategies, each of which may be entered into without a vote of shareholders:

o Making loans to other entities: The Company has made loans in connection with the sale of properties, has made short-term loans to PS Business Parks, Inc. in the last three years and may make loans to third parties as part of its investment objectives. However, the Company does not expect such items to be a significant part of its investing activities.

o Investing in the securities of other issuers for the purpose of exercising control: There have been two instances in the past four years where the Company has invested in the securities of another publicly-held REIT, one which resulted in control of that REIT (the merger with Storage Trust in 1999), and one that did not. The Company may engage in these activities in the future as a component of its real estate acquisition strategy. The Company also owns partnership interests in various consolidated and unconsolidated partnerships. See "Investments in Real Estate and Real Estate Entities."

o Underwriting securities of other issuers: The Company has not engaged in this activity in the last three years, and does not intend to in the future.

o Short-term investing: The Company has not engaged in investments in real estate or real estate entities on a short-term basis in the last three years with the exception of the aforementioned investments in the securities of other REITs. Instead, historically, the Company has acquired real estate assets and held them for an extended period of time. The Company does not anticipate any such short-term investments.

o Repurchasing or reacquiring the Company's shares or other securities: The Board of Directors has authorized the repurchase from time to time of up to 25,000,000 shares of the Company's common stock on the open market or in privately negotiated transactions. Cumulatively through March 10, 2004, we repurchased a total of 21,672,020 shares of common stock at an aggregate cost of approximately $541,863,000. Cumulatively through March 10, 2004, we have called for redemption or repurchased $954.5 million of our senior preferred stock and $80.0 million of our preferred partnership units for cash, representing a refinancing of these securities into lower-coupon preferred securities. Any future repurchases of the Company's common stock will depend primarily upon the attractiveness of repurchases compared to our other investment alternatives. Future redemptions or repurchases of the Company's preferred securities, which will become available for redemption or repurchase on their respective call dates, will be dependent upon the spread between market rates and the coupon rates of these securities.

Financing of the Company's Growth Strategies
--------------------------------------------

          Overview of Financing Strategy: Over the past three years we have funded substantially all of our acquisitions with permanent capital (retained cash flow as well as common and preferred securities). We have elected to use preferred securities as a form of leverage despite the fact that the dividend rates of our preferred securities exceed the prevailing market interest rates on conventional debt, because of certain benefits described in "Management's Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources." Our present intent is to continue to finance substantially all our growth with permanent capital.
          Borrowings: We have in the past used our $200 million line of credit described below under "Borrowings" as temporary "bridge" financing, and repaid those amounts with permanent capital. In the last four years, the only additional long-term debt we have incurred has been assumed in connection with property acquisitions, most notably the merger with Storage Trust in 1999 wherein we assumed $100 million in senior unsecured notes. While it is not our present intention to issue debt as a long-term financing strategy, we have broad powers to borrow in furtherance of our objectives without a vote of our shareholders. These powers are subject to a limitation on unsecured borrowings in the Company's Bylaws described in "Limitations on Borrowings" below.

          Issuance of Senior Securities: The Company has in the last three years, and expects to continue, to issue additional series of preferred stock that are senior to the Company's Common Stock and Equity Stock. At December 31, 2003, we had approximately $1.9 billion of preferred stock outstanding, excluding one series that was called for redemption on December 5, 2003 and subsequently repurchased on January 19, 2004. The preferred stock, which was issued in series, has general preference rights with respect to liquidation and quarterly distributions. We intend to continue to issue preferred securities without a vote of our common shareholders.

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

          In November 1999, we formed PSAC Development Partners, L.P., (the "Consolidated Development Joint Venture") with a joint venture partner (PSAC Storage Investors, LLC) whose partners include a third party institutional investor, owning approximately 35%, and Mr. Hughes, owning approximately 65%, to develop approximately $100 million of storage facilities. At December 31, 2003, PSAC Development Partners, L.P. had completed construction on 22 storage facilities with a total cost of approximately $108.6 million. We expect that this second joint venture partnership will receive no additional capital funding to develop any additional facilities.

          PSAC Development Partners, L.P. is funded solely with equity capital consisting of 51% from the Company and 49% from PSAC Storage Investors, LLC. The term of the Consolidated Development Joint Venture is 15 years; however, during the sixth year PSAC Storage Investors, LLC has the right to cause an early termination of PSAC Development Partners, L.P. If PSAC Storage Investors, LLC exercises this right, we then have the option, but not the obligation, to acquire their interest for an amount that will allow them to receive an annual return of 10.75%. If the Company does not exercise its option to acquire PSAC Storage Investors, LLC's interest, PSAC Development Partners, L.P.'s assets will be sold to third parties and the proceeds distributed to the Company and PSAC Storage Investors, LLC in accordance with the partnership agreement. If PSAC Storage Investors, LLC does not exercise its right to early termination during the sixth year, the partnership will be liquidated 15 years after its formation with the assets sold to third parties and the proceeds distributed to the Company and PSAC Storage Investors, LLC in accordance with the partnership agreement.

          PSAC Storage Investors, LLC provides Mr. Hughes with a fixed yield of approximately 8.0% per annum on his preferred non-voting interest (representing an investment of approximately $64.1 million at December 31, 2003). In addition, Mr. Hughes can receive up to 1% of cash flow of the Partnership (estimated to be less than $50,000 per year) if PSAC Storage Investors, LLC elects an early termination. If PSAC Storage Investors, LLC does not elect to cause an early termination, Mr. Hughes' 1% interest can increase to up to 10%.

          Disposition of properties: During 2003, the Company sold certain self-storage facilities, which were located in non-strategic markets and locations, for an aggregate of approximately $21.0 million. The Company used the proceeds from these sales as a source of funding for developments. The Company continually reviews its portfolio for facilities that are not strategically located and determines the proper method of disposition of these facilities.

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

o Additional acquired interests in real estate (other than the acquisition properties from third parties) will include common equity interests in entities in which we already have an interest.

o To a lesser extent, we have interests in existing commercial properties (described in Item 2, "Properties"), containing commercial and industrial rental space, primarily through our investment in PS Business Parks.

o The Company has a pipeline of 38 development projects, including 25 expansions of real estate facilities, for a total cost of $156.3 million. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

         The following table outlines our ownership interest in self-storage facilities at December 31, 2003:


                                                                Net Rentable Square
                                                                   Footage of Storage
                                                  Number of            Space (a)
                                              Storage Facilities      (in thousands)
                                              ------------------  -------------------
Consolidated storage facilities:
   Wholly-owned by the Company.............              889                54,896
   Owned by Consolidated Entities..........              485                28,117
                                              ------------------  -------------------
                                                       1,374                83,013

 Facilities owned by Unconsolidated Entities              36                 2,186
                                              ------------------  -------------------
 Total   storage   facilities  in  which  the
   Company has an ownership interest.......            1,410                85,199
                                              ==================  ===================


      (a)Square footage for the consolidated facilities includes 1,535,000 net rentable square feet of industrial space for use in containerized storage activities.


         In addition to the Company's interest in self-storage facilities noted above, the Company owns three stand-alone commercial facilities with an aggregate of 204,000 net rentable square feet, owns five industrial facilities with an aggregate of 404,000 net rentable square feet used by the continuing containerized storage operations, and has 1,187,000 net rentable square feet of commercial space at certain of the self-storage facilities. The Company and the entities it controls also have a 44% common interest in PSB, which at December 31, 2003 owned and operated 18.3 million net rentable square feet of commercial space.

Facilities Owned by Controlled Entities
---------------------------------------

         In addition to our direct ownership of 889 storage facilities, at December 31, 2003, we had controlling ownership interests in 38 entities owning in aggregate 485 storage facilities. Because of our controlling interest in each of these entities, we consolidate the assets, liabilities, and results of operations of these entities on the Company's financial statements.

Facilities Owned by Unconsolidated Entities
-------------------------------------------

         At December 31, 2003, we had ownership interests in PSB and seven limited partnerships (collectively the "Unconsolidated Entities"). Our ownership interest in these entities is less than 50%.

         Due to the Company's limited ownership interest and limited control of these entities, we do not consolidate the accounts of these entities for financial reporting purposes and account for such investments using the equity method. PSB, which files financial statements with the Securities and Exchange Commission, has debt and other obligations that are not included in the Company's consolidated financial statements. The seven limited partnerships do not have any significant amounts of debt or other obligations. See Note 6 to the Company's financial statements for the year ended December 31, 2003 for further disclosure regarding the assets and liabilities of the Unconsolidated Entities.

         The following chart sets forth, as of December 31, 2003, the entities in which the Company has a controlling interest and the entities in which the Company has a minority interest:


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

(1) PSAC Storage Investors, LLC owns a direct 49% ownership interest in this entity. The partners of PSAC Storage Investors, LLC are Mr. Hughes, having an approximately 65% ownership interest, and a third party institutional investor having an approximately 35% ownership interest.
(2) B. Wayne Hughes owns approximately 20% of the general partner interest of these entities.
(3) B. Wayne Hughes owns approximately 0.5% of the common shares of PS Business Parks, Inc.
(4) B. Wayne Hughes owns approximately 17.9% of the general partnership interest of this entity.
(5) The Hughes Family owns approximately 24.3% of the limited partnership interests of this entity.
(6) TheHughes Family owns approximately 11.9% of the limited partnership interests of this entity.
(7) The Hughes Family owns 20% of the general partner interests and 30.5% of the limited partnership interests of this entity.
(8) The Hughes Family owns 20% of the general partner interests and 15.5% of the limited partnership interests of this entity.
(9) The Hughes Family owns 20% of the general partner interests and 11.4% of the limited partnership interests of this entity.
(10) B. Wayne Hughes is a general partner of this entity, and has no economic interest.
(11) B. Wayne Hughes is a general partner in this entity and owns a 0.02% equity interest.

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

Borrowings
----------

         We have a $200 million revolving line of credit (the "Credit Agreement") that has a maturity date of October 31, 2004 and bears an annual interest rate ranging from the London Interbank Offered Rate ("LIBOR") plus 0.45% to LIBOR plus 1.50% depending on our credit ratings (currently 0.45%). In addition, we are required to pay a quarterly commitment fee ranging from 0.20% per annum to 0.30% per annum depending on our credit ratings (currently the fee is 0.20% per annum). At December 31, 2003 and March 11, 2004, we had no borrowings on our line of credit.

         The Credit Agreement includes various covenants, the more significant of which require us to (i) maintain a balance sheet leverage ratio of less than
0.50 to 1.00, (ii) maintain certain quarterly interest and fixed-charge coverage ratios (as defined) of not less than 2.50 to 1.0 and 1.75 to 1.0, respectively, and (iii) maintain a minimum total shareholders' equity (as defined). In addition, we are limited in our ability to incur additional borrowings (we are required to maintain unencumbered assets with an aggregate book value equal to or greater than two times our unsecured recourse debt). We were in compliance with all the covenants of the Credit Agreement at December 31, 2003.

         As of December 31, 2003, we had notes payable of approximately $76 million. See Notes 7 and 8 to the consolidated financial statements for a summary of the Company's borrowings at December 31, 2003.

         Subject to a limitation on unsecured borrowings in the Company's Bylaws (described below), we have broad powers to borrow in support of the Company's objectives. We have incurred in the past, and may incur in the future, both short-term and long-term indebtedness to increase our funds available for investment in real estate, capital expenditures and distributions.

Limitations on Debt
-------------------

         The Bylaws provide that the Board of Directors shall not authorize or permit the incurrence of any obligation by the Company that would cause our "Asset Coverage" of our unsecured indebtedness to become less than 300%. Asset Coverage is defined in the Bylaws as the ratio (expressed as a percentage) by which the value of the total assets (as defined in the Bylaws) of the Company less the Company's liabilities (except liabilities for unsecured borrowings) bears to the aggregate amount of all unsecured borrowings of the Company. This Bylaw provision may be changed only upon a shareholder vote.

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

         Without the consent of holders of the various series of Senior Preferred Stock, we may not take any action that would result in a ratio of "Debt" to "Assets" (the "Debt Ratio") in excess of 50%. As of December 31, 2003, the Debt Ratio was approximately 1.2%. "Debt" means the liabilities (other than "accrued and other liabilities" and "minority interest") that should, in accordance with accounting principles generally accepted in the United States, be reflected on the Company's consolidated balance sheet at the time of determination. "Assets" means the Company's total assets before a reduction for accumulated depreciation and amortization that should, in accordance with generally accepted accounting principles, be reflected on the consolidated balance sheet at the time of determination.

         Our bank and senior unsecured debt agreements contain various financial covenants, including limitations on the level of indebtedness of 30% of total capitalization (as defined) and the prohibition of the payment of dividends upon the occurrence of an event of default (as defined).

Employees
---------

         We have approximately 4,500 employees at December 31, 2003 who render services on behalf of the Company, primarily personnel engaged in property operation, substantially all of whom are employed by a clearing company that provides certain administrative and cost-sharing services to the Company and other owners of properties operated by the Company.

Federal Income Tax
------------------

         We believe that we have operated, and intend to continue to operate, in such a manner as to qualify as a REIT under the Internal Revenue Code of 1986, but no assurance can be given that we will at all times so qualify. To the extent that we continue to qualify as a REIT, we will not be taxed, with certain limited exceptions, on the taxable income (including gains from the sale of securities and properties) that we distribute to our shareholders. Our taxable REIT subsidiaries will be taxed on their taxable income.

         For Federal tax purposes, our distributions to our shareholders are treated by the shareholders as ordinary income, capital gains, return of capital or a combination thereof. Distributions in excess of taxable income (as defined) may be treated as nontaxable returns of capital or as capital gain to the extent the distributions exceed a shareholder's adjusted basis in the shares.

Insurance
---------

         We believe that our properties are adequately insured. Our facilities have historically carried comprehensive insurance, including fire, earthquake, liability and extended coverage through STOR-Re Mutual Insurance Company, Inc. ("STOR-Re"), one of the Consolidated Entities. The Company also insures portions of these risks through nationally recognized insurance carriers. STOR-Re also insures affiliates of the Company.

         The Company, STOR-Re, and its affiliates' maximum aggregate annual exposure for losses that are below the deductibles set forth in the third-party insurance contracts, assuming multiple significant insurable events occur, is approximately $30 million. In addition, if losses exhaust the third-party insurers' limit of coverage of $125 million for property coverage and $101 million for general liability, our exposure could be greater. These limits are higher than estimates of maximum probable losses that could occur from individual catastrophic events (i.e. earthquake and wind damage) determined in recent engineering and actuarial studies.

ITEM 1A. Risk Factors

         In addition to the other information in our Form 10-K, you should consider the following factors in evaluating the Company:

THE HUGHES FAMILY COULD CONTROL US.

         At March 11, 2004, the Hughes family owned approximately 36% of our outstanding shares of common stock. Consequently, the Hughes family could control matters submitted to a vote of our shareholders, including electing directors, amending our organizational documents, dissolving and approving other extraordinary transactions, such as a takeover attempt, even though such actions may be favorable to the other common shareholders.

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

WE WOULD INCUR ADVERSE TAX CONSEQUENCES IF WE FAIL TO QUALIFY AS A REIT.

         You will be subject to the risk that we may not qualify as a REIT. REITs are subject to a range of complex organizational and operational requirements. As a REIT, we must distribute at least 90% of our REIT taxable income to our shareholders. Other restrictions apply to our income and assets. Our REIT status is also dependent upon the ongoing qualification of PS Business Parks, Inc. as a REIT, as a result of our substantial ownership interest in that company.

         For any taxable year that we fail to qualify as a REIT and the relief provisions do not apply, we would be taxed at the regular corporate rates on all of our taxable income, whether or not we make any distributions to our shareholders. Those taxes would reduce the amount of cash available for distribution to our shareholders or for reinvestment. As a result, our failure to qualify as a REIT during any taxable year could have a material adverse effect upon our shareholders and us. Furthermore, unless certain relief provisions apply, we would not be eligible to elect REIT status again until the fifth taxable year that begins after the first year for which we fail to qualify.

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

OUR SHAREHOLDERS AND WE ARE SUBJECT TO FINANCING RISKS.

         Debt increases the risk of loss. In making real estate investments, we may borrow money, which increases the risk of loss. At December 31, 2003, our debt of $76 million was approximately 1.5% of our total assets.

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

         There is significant competition among self-storage facilities and from other storage alternatives. Most of our properties are self-storage facilities, which generated 95% of our rental revenue during 2003. Local market conditions will play a significant part in how competition will affect us. Competition in the market areas in which many of our properties are located from other self-storage facilities and other storage alternatives is significant and has affected the occupancy levels, rental rates and operating expenses of some of our properties. Any increase in availability of funds for investment in real estate may accelerate competition. Further development of self-storage facilities may intensify competition among operators of self-storage facilities in the market areas in which we operate. As discussed in Management's Discussion and Analysis of Financial Condition and Results of Operations - Self-Storage Operations, the net operating income prior to depreciation of the Consistent Group of facilities declined 1.8% in the year ended December 31, 2003 as compared to 2002. Such competition could have been a factor in this decline.

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

         There has been an increasing number of claims and litigation against owners and managers of rental properties relating to moisture infiltration, which can result in mold or other property damage. When we receive a complaint concerning moisture infiltration, condensation or mold problems and/or become aware that an air quality concern exists, we implement corrective measures in accordance with guidelines and protocols we have developed with the assistance of outside experts. We seek to work proactively with our tenants to resolve moisture infiltration and mold-related issues, subject to our contractual limitations on liability for such claims. However, we can make no assurance that material legal claims relating to moisture infiltration and the presence of, or exposure to, mold will not arise in the future.

         Delays in development and fill-up of our properties would reduce our profitability. Since January 1, 1999, we have opened 63 newly developed self-storage facilities and 17 facilities that combine self-storage and containerized storage space at the same location, with aggregate development costs of $534.6 million. At December 31, 2003 the Company had 38 projects in development that have total estimated costs of $156.3 million. Construction delays due to weather, unforeseen site conditions, personnel problems, and other factors, as well as cost overruns, would adversely affect the Company's profitability. Delays in the rent-up of newly developed facilities as a result of competition or other factors would also adversely impact the Company's profitability.

         Property taxes can increase and cause a decline in yields on investments. Each of our properties is subject to real property taxes. These real property taxes may increase in the future as property tax rates change and as our properties are assessed or reassessed by tax authorities. Such increases could adversely impact the Company's profitability.

         We must comply with the Americans with Disabilities Act and fire and safety regulations, which can require significant expenditures. All our properties must comply with the Americans with Disabilities Act and with related regulations (the "ADA"). The ADA has separate compliance requirements for "public accommodations" and "commercial facilities," but generally requires that buildings be made accessible to persons with disabilities. Various state laws impose similar requirements. A failure to comply with the ADA or similar state laws could result in government imposed fines on us and the award of damages to individuals affected by the failure. In addition, we must operate our properties in compliance with numerous local fire and safety regulations, building codes, and other land use regulations. Compliance with these requirements can require us to spend substantial amounts of money, which would reduce cash otherwise available for distribution to shareholders. Failure to comply with these requirements could also affect the marketability of our real estate facilities.

WE HAVE NO INTEREST IN CANADIAN SELF-STORAGE FACILITIES OWNED BY THE HUGHES FAMILY.

         B. Wayne Hughes, Chairman of the Board, and his family (the "Hughes Family") have ownership interests in, and operate, approximately 38 self-storage facilities in Canada under the name "Public Storage," pursuant to a license agreement with the Company. We currently do not own any interests in these facilities nor do we own any facilities in Canada. The Hughes Family owns approximately 36% of our common stock outstanding at December 31, 2003. We have a right of first refusal to acquire the stock or assets of the corporation engaged in the operation of the 38 self-storage facilities in Canada if the Hughes Family or the corporation agrees to sell them. However, we have no interest in the operations of this corporation, have no right to acquire this stock or assets unless the Hughes Family decides to sell, and receive no benefit from the profits and increases in value of the Canadian self-storage facilities.

         Company personnel have been engaged in the supervision and the operation of these 38 properties and have provided certain administrative services for the Canadian owners, and certain other services, primarily tax services, with respect to certain other Hughes Family interests. The Hughes Family and the Canadian owners have reimbursed us at cost for these services (U.S. $542,499 with respect to the Canadian operations and U.S. $151,063 for other services during 2003). There have been conflicts of interest in allocating time of our personnel between Company properties, the Canadian properties, and certain other Hughes Family interests. The sharing of Company personnel with the Canadian entities was substantially eliminated by December 31, 2003.

OUR CONTAINERIZED STORAGE BUSINESS HAS INCURRED OPERATING LOSSES.

         Public Storage Pickup & Delivery ("PSPUD") was organized in 1996 to operate a portable self-storage business. We own all of the economic interest of PSPUD. We cannot provide any assurance as to its ultimate profitability, because this is a relatively new business segment. PSPUD incurred operating losses amounting to $5,135,000 in 2000, $2,218,000 in 2001, $10,058,000 in 2002 and
operating income of $2,543,000 in 2003. PSPUD closed 31 facilities that were deemed not strategic to the Company's business plan during 2002 and 2003.

         The operating loss for 2002 includes a write-down for impaired assets totaling $6,924,000 and lease termination charges of $2,447,000. The operating income for 2003 was reduced by impairment charges and losses on sale of $3,584,000 related to the fixed assets used in the facilities that were closed.

TERRORIST ATTACKS AND THE POSSIBILITY OF WIDER ARMED CONFLICT MAY HAVE AN ADVERSE IMPACT ON OUR BUSINESS AND OPERATING RESULTS AND COULD DEREASE THE VALUE OF OUR ASSETS.

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

RECENTLY ENACTED TAX LEGISLATION COULD ADVERSELY AFFECT THE PRICE OF OUR STOCK.

         Tax legislation enacted in 2003 generally reduces the maximum tax rate for dividends payable to individuals to 15% through 2008. Dividends payable by REITs, however, generally continue to be taxed at the normal rate applicable to the individual recipient, rather than the preferential rates applicable to other dividends. Although this legislation does not adversely affect the taxation of REITs or dividends paid by REITs, the more favorable rates applicable to regular corporate dividends could cause investors who are individuals to perceive investments in REITs to be relatively less attractive than investments in the stocks of non-REIT corporations that pay dividends, which could adversely affect the value of the stock of REITs, including our common stock.

DEVELOPMENTS IN CALIFORNIA MAY HAVE AN ADVERSE IMPACT ON OUR BUSINESS.

         We are headquartered in, and approximately one-quarter of our properties are located in, California. California is facing serious budgetary problems. Action that may be taken in response to these problems, such as an increase in property taxes on commercial properties, could adversely impact our business and results of operations. In addition, we could be adversely impacted by the recently enacted legislation mandating, beginning in 2006, medical insurance for employees of California businesses and members of their families.

ITEM 2.  Properties

         At December 31, 2003, we had direct and indirect ownership interests in 1,410 storage facilities located in 37 states:

                                       At December 31, 2003
                             ----------------------------------------
                             Number of Storage    Net Rentable Square
                              Facilities (a)      Feet (in thousands)
                             ---------------      -------------------
California:
     Northern...............         143                 8,222
     Southern...............         167                10,852
Texas.......................         163                10,989
Florida.....................         139                 8,199
Illinois....................          95                 5,829
Georgia.....................          62                 3,626
Colorado....................          50                 3,145
Washington..................          43                 2,736
Maryland....................          43                 2,458
New Jersey..................          42                 2,449
Missouri....................          38                 2,172
Virginia....................          38                 2,294
New York....................          36                 2,127
Ohio........................          30                 1,863
Oregon......................          25                 1,171
North Carolina..............          24                 1,266
South Carolina..............          24                 1,082
Tennessee...................          23                 1,311
Kansas......................          22                 1,316
Nevada......................          22                 1,409
Alabama.....................          22                   895
Other states (17 states)....         159                 9,788
                             ---------------      -------------------
     Totals.................       1,410                85,199
                             ===============      ===================

(a) Includes 1,374 self-storage facilities owned by the Company and entities controlled by the Company. The remaining 36 facilities are self-storage facilities owned by entities in which the Company has an interest; however, the Company does not have a controlling interest in such entities. See
     Schedule III: Real Estate and Accumulated Depreciation in the Company's 2003 financials, for a complete list of properties consolidated by the Company.

         Our facilities are generally operated to maximize cash flow through the regular review and, when warranted by market conditions, adjustment of scheduled rents. For the year ended December 31, 2003, the weighted average occupancy level and the average total rental income per rentable square foot for our self-storage facilities were approximately 87.9% and $11.37, respectively. Included in the 1,410 storage facilities are 80 newly developed facilities opened since January 1, 1999, substantially all of which were in the fill-up stage in the year ended December 31, 2003.

         At December 31, 2003, 21 of our facilities were encumbered by an aggregate of $16.6 million in mortgage debt.

         The Company has no specific policy as to the maximum size of any one particular self-storage facility. However, none of our facilities involves, or is expected to involve, 1% or more of the Company's total assets, gross revenues or net income.

         Description of Storage facilities: Storage facilities, which comprise the majority of our investments (approximately 95% based on rental revenue), are designed to offer accessible storage space for personal and business use at a relatively low cost. A user rents a fully enclosed space which is for the user's exclusive use and to which only the user has access on an unrestricted basis during business hours. On-site operation is the responsibility of property managers who are supervised by district managers. Some storage facilities also include rentable uncovered parking areas for vehicle storage, as well as space for portable storage containers. Leases for storage facility space may be on a long-term or short-term basis, although typically spaces are rented on a month-to-month basis. Rental rates vary according to the location of the property, the size of the storage space and length of stay. All of our storage facilities are operated under the "Public Storage" name.

         Users of space in storage facilities include individuals and large and small businesses. Individuals usually obtain this space for storage of furniture, household appliances, personal belongings, motor vehicles, boats, campers, motorcycles and other household goods. Businesses normally employ this space for storage of excess inventory, business records, seasonal goods, equipment and fixtures.

         Our storage facilities generally consist of three to seven buildings containing an aggregate of between 350 to 750 storage spaces, most of which have between 25 and 400 square feet and an interior height of approximately 8 to 12 feet.

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

         Commercial Properties: In addition to our interest in 1,410 storage facilities, we have an interest in PSB, which, as of December 31, 2003, owns and operates 18.3 million net rentable square feet in eight states. At December 31, 2003, our investment in PS Business Parks represents less than 6% of our total assets based upon cost of $282.4 million. The market value of our investment in PSB at December 31, 2003 of $525.0 million represents 10.5% of the book value of our total assets at December 31, 2003 of approximately $5.0 billion. We also directly own three commercial properties with 204,000 net rentable square feet, have 1,187,000 net rentable square feet of commercial space that is located at certain of the self-storage facilities, and own five industrial facilities with an aggregate of 404,000 net rentable square feet that are being used by the continuing containerized storage operations.

         The commercial properties owned by PSB consist of flex space, office space and industrial space. Flex space is defined as buildings that are configured with a combination of part warehouse space and part office space and can be designed to fit a wide variety of uses. The warehouse component of the flex space has a variety of uses including light manufacturing and assembly, storage and warehousing, showroom, laboratory, distribution and research and development activities. The office component of flex space is complementary to the warehouse component by enabling businesses to accommodate management and production staff in the same facility. PSB also owns low-rise suburban office space, generally either in business parks that combine office and flex space or in desirable submarkets where the economics of the market demand an office build-out. PSB also owns industrial space that has characteristics similar to the warehouse component of the flex space.

         Environmental Matters: Our practice is to conduct environmental investigations in connection with property acquisitions. As a result of environmental investigations of our properties, which commenced in 1995, we recorded an amount, which in management's best estimate, will be sufficient to satisfy anticipated costs of known investigation and remediation requirements. Although there can be no assurance, we are not aware of any environmental contamination of any of our facilities that individually or in the aggregate would be material to the Company's overall business, financial condition, or results of operations.

ITEM 3.  Legal Proceedings

     Serrao v. Public Storage,  Inc. (filed April 2003) (Superior Court - Orange
     ---------------------------------------------------------------------------
     County)
     --------

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

         The claim in this case is substantially similar to those in Henriquez
v. Public Storage, Inc., which was disclosed in prior reports. In January 2003, the plaintiff caused the Henriquez action to be dismissed. Based upon the uncertainty inherent in any putative class action, the Company cannot presently determine the potential damages, if any, or the ultimate outcome of this litigation. On November 3, 2003, the court granted the Company's motion to strike the plaintiff's nationwide class allegations and to limit any putative class to California residents only. The Company is vigorously contesting the claims upon which this lawsuit is based including class certification efforts.

     Salaam, et al v. Public Storage, Inc. (filed February 2000) (Superior Court
     ---------------------------------------------------------------------------
     - Los Angeles County)
     ---------------------

         The plaintiffs in this case are suing the Company on behalf of a putative class of California resident property managers who claim that they were not compensated for all the hours they worked. The named plaintiffs have indicated that their claims total less than $20,000 in aggregate. On December 1, 2003, the California Court of Appeals affirmed the Supreme Court's 2002 denial of plaintiff's motion for class certification. The maximum potential liability cannot be estimated, but can only be increased if claims are permitted to be brought on behalf of others under the California Unfair Business Practices Act. The affirmation of denial of class certification does not address the claim under the California Unfair Business Practices Act.

         The Company is continuing to vigorously contest the claims in this case and intends to resist any expansion beyond the named plaintiffs, including by opposing claims on behalf of others under the California Unfair Business Practices Act. The Company cannot presently determine the potential damages, if any, or the ultimate outcome of this litigation.

     Gustavson  et al. v.  Public  Storage,  Inc.  (filed  June 2003)  (Superior
     ---------------------------------------------------------------------------
     Court-Los Angeles County)
     -------------------------

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

         In July 2003 the Company filed an answer to the Hughes family's complaint requesting a final judicial determination of the Company's rights of recovery against the Hughes family in respect of PSIC. In September 2003, by order of the Superior Court, Malcolm Lucas, a former chief justice of the California Supreme Court, was appointed to try the case. Discovery is proceeding and it is expected that in mid-2004, Mr. Lucas will set a trial date for the matter. The Company believes that the lawsuit by the Hughes family will ultimately resolve matters relating to PSIC and will not have any financially adverse effect on the Company (other than the costs and other expenses relating to the lawsuit).

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

         In March 2003, the court granted plaintiff's motion to compel the sale of the units to the plaintiff. On December 31, 2003, the Company sold the units to the plaintiff for a total of $1,000,000. This amount reflects the $1,523,000 original agreement with a credit to the plaintiff of a portion of the partnership's distributions received by the Company with respect to the units.

     Other Items
     -----------

         The Company is a party to various claims, complaints, and other legal actions that have arisen in the normal course of business from time to time, that are not described above. We believe that it is unlikely that the outcome of these other pending legal proceedings including employment and tenant claims, in the aggregate, will have a material adverse effect upon the operations or financial position of the Company.

ITEM 4.  Submission of Matters to a Vote of Security Holders

         The Company did not submit any matter to a vote of security holders in the fourth quarter of the fiscal year ended December 31, 2003.

ITEM 4A. Executive Officers of the Company

         The following is a biographical summary of the current executive officers of the Company:

         Ronald L. Havner, Jr., age 46, was appointed Vice Chairman and Chief Executive Officer of the Company on November 7, 2002. Mr. Havner has been employed by the Company in various accounting and operational capacities since 1986 and served as Senior Vice President and Chief Financial Officer of the Company from November 1991 until December 1996 when be became Chairman, President and Chief Executive Officer of PS Business Parks, Inc. (AMEX: symbol
PSB), an affiliate of the Company. He is a member of the National Association of Real Estate Investment Trusts (NAREIT) and the Urban Land Institute (ULI) and a director of Business Machine Security, Inc. and Mobile Storage Group, Inc. Mr. Havner earned a Bachelor of Arts degree in Economics from the University of California, Los Angeles.

         Harvey Lenkin, age 67, became President and a director of the Company in November 1991. Mr. Lenkin has been employed by the Company for 26 years. He has been a director of PSB since March 1998 and was President of PSB from 1990 until March 1998. He is a director of Paladin Realty Income Properties I, Inc. and a member of the Board of Governors of the National Association of Real Estate Investment Trusts, Inc. (NAREIT).

         John Reyes, age 43, a certified public accountant, joined the Company in 1990 and was Controller of the Company from 1992 until December 1996 when he became Chief Financial Officer. He became a Vice President of the Company in November 1995 and a Senior Vice President of the Company in December 1996. From 1983 to 1990, Mr. Reyes was employed by Ernst & Young.

         John S. Baumann, age 43, became Senior Vice President and Chief Legal Officer of the Company in June 2003. From 1998 to 2002, Mr. Baumann was Senior Vice President and General Counsel of Syncor International Corporation, an international high technology health care services company. From 1995 to 1998, he was Associate General Counsel of KPMG LLP, an international accounting, tax and consulting firm.

                                     PART II

ITEM 5. Market for the Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

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

                                                              Range
                                                 -------------------------------
         Year                 Quarter               High                  Low
         ----                 -------            ---------            ----------
         2002                   1st              $  38.400            $  33.190
                                2nd                 39.290               34.950
                                3rd                 37.900               29.000
                                4th                 32.530               27.980

         2003                   1st              $  33.600            $  28.250
                                2nd                 36.200               28.250
                                3rd                 39.250               33.710
                                4th                 45.810               39.150

                  The following table sets forth the high and low sales prices of the Depositary Shares Each Representing 1/1,000 of a Share of Equity Stock, Series A on the New York Stock Exchange composite tapes for the applicable periods.

                                                              Range
                                                 -------------------------------
         Year                 Quarter               High                  Low
         ----                 -------            ---------            ----------
         2002                    1st             $  28.250            $  26.650
                                 2nd                28.400               27.160
                                 3rd                28.180               25.700
                                 4th                27.700               26.050

         2003                    1st             $  28.100            $  26.480
                                 2nd                28.900               26.870
                                 3rd                29.120               27.300
                                 4th                29.950               28.000

                  As of March 8, 2004, there were approximately 19,581 holders of record of the Common Stock and approximately 12,304 holders of the Depositary Shares Each Representing 1/1,000 of a Share of Equity Stock, Series A.

b.       Dividends

                  We have paid quarterly distributions to our shareholders since 1981, our first full year of operations. Overall distributions on Common Stock for 2003 amounted to $225.9 million or $1.80 per share.

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

                  For Federal income tax purposes, distributions to shareholders are treated as ordinary income, capital gains, return of capital or a combination thereof. For 2003, the dividends paid to the common shareholders ($1.80 per share), on all the various classes of preferred stock, and on our Equity Stock, Series A were classified as follows:


                           1st Quarter   2nd Quarter   3rd Quarter   4th Quarter
                           -----------   -----------   -----------   -----------
Ordinary Income..........     99.72%        99.26%        99.98%        100.00%
Pre-May 6th Long-term
Capital Gain.............      0.28%         0.74%         0.02%          0.00%
                           -----------   -----------   -----------   -----------
Total....................    100.00%       100.00%       100.00%        100.00%
                           ===========   ===========   ===========   ===========


                  A percentage of the long-term capital gain is unrecaptured
         Section 1250 gain for the first, second and third quarters of 2003 as follows:


                           1st Quarter   2nd Quarter   3rd Quarter   4th Quarter
                           -----------   -----------   -----------   -----------

Unrecapturedss.1250 Gain..    57.33%        96.36%       100.00%        0.00%
                           ===========   ===========   ===========   ===========

                  For the corporate shareholders a portion of the long-term capital gain is required to be recaptured as ordinary income. For the first, second and third quarters for 2003 the percentages are as follows:

                           1st Quarter   2nd Quarter   3rd Quarter   4th Quarter
                           -----------   -----------   -----------   -----------
IRCss.291 Recapture.......     11.47%        19.27%       20.00%        0.00%
                           ===========   ===========   ===========   ===========

                  The Jobs and Growth Tax Relief Reconciliation Act of 2003 introduced a new rule that reduces the tax rate for "qualified dividend income." Generally, qualified dividend income is dividend income received from a corporation that has been taxed on the dividends distributed to its shareholders. Public Storage, Inc, as a real estate investment trust ("REIT"), is generally not taxed on dividends it distributes annually to its shareholders, and therefore the dividends shareholders receive are not qualified dividend income subject to the new lower rates.

                  During 2002, the dividends paid to the common shareholders ($1.80 per share), on all the various classes of preferred stock, and on our Equity Stock, Series A were characterized as 100% ordinary income.

                  For 2001, the dividends paid to the common shareholders ($1.69 per share), on all the various classes of preferred stock and on Equity Stock, Series A were characterized as ordinary income and long-term capital gain. The quarterly breakdown is as follows:


                           1st Quarter   2nd Quarter   3rd Quarter   4th Quarter
                           -----------   -----------   -----------   -----------
Ordinary Income..........      96.60%        99.67%      100.00%      100.00%
Long-term Capital Gain...       3.40%         0.33%        0.00%        0.00%
                           -----------   -----------   -----------   -----------
Total....................      100.00%      100.00%      100.00%       100.00%
                           ===========   ===========   ===========   ==========

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

                  In April 2001, the Company completed a public offering of 2,210,500 depositary shares each representing 1/1,000 of a share of Equity Stock, Series A, ("Equity Stock A") raising net proceeds of approximately $51,836,000. In May 2001, the Company completed a direct placement of 830,000 depositary shares, raising net proceeds of approximately $20,294,000. In November 2001, the Company completed a direct placement of 100,000 depositary shares, raising net proceeds of approximately $2,690,000. In January 2000, the Company issued 4,300,555 depositary shares (2,200,555 shares as part of a special distribution declared on November 15, 1999 and 2,100,000 shares in a separate public offering). In addition, in the second quarter of 2000, the Company issued 52,547 depositary shares to a related party in connection with the acquisition of real estate facilities. In December 2000, the Company issued 1,282,500 depositary shares in a public offering. All of the issuances of the depositary shares described in this paragraph were registered under the Securities Act at the time of issuance.

                  At December 31, 2003, we had 8,776,102 depositary shares outstanding, each representing 1/1,000 of a share of Equity Stock A. The Equity Stock A ranks on a parity with common stock and junior to the Senior Preferred Stock with respect to distributions and liquidation and has a liquidation amount which cannot exceed $24.50 per share. Distributions with respect to each depositary share shall be the lesser of: a) five times the per share dividend on the Common Stock or
         b) $2.45 per annum. Except in order to preserve the Company's federal income tax status as a REIT, we may not redeem the depositary shares before March 31, 2010. On or after March 31, 2010, we may, at our option, redeem the depositary shares at $24.50 per depositary share. If the Company fails to preserve its Federal income tax status as a REIT, each depositary share will be convertible into 0.956 shares of our common stock. The depositary shares are otherwise not convertible into common stock. Holders of depositary shares vote as a single class with our holders of common stock on shareholder matters, but the depositary shares have the equivalent of one-tenth of a vote per depositary share. We have no obligation to pay distributions on the depositary shares if no distributions are paid to common shareholders.

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

ITEM 6.  Selected Financial Data


                                                                         For the year ended December 31,
                                                      -------------------------------------------------------------------------
                                                        2003(1)         2002(1)        2001(1)         2000 (1)       1999 (1)
                                                      ----------      ----------     ----------      ----------     ------------
                                                                   (Amounts in thousands, except per share data)
Revenues:
  Rental income and tenant reinsurance premiums.       $866,443        $822,897       $760,309        $690,845        $622,299
  Interest and other income.....................          8,628           8,661         14,225          18,836          16,700
                                                      ----------      ----------     ----------      ----------     ------------
                                                        875,071         831,558        774,534         709,681         638,999
                                                      ----------      ----------     ----------      ----------     ------------
Expenses:
  Cost of operations............................        318,498         287,144        257,244         241,669         211,847
  Depreciation and amortization.................        185,775         177,978        164,914         147,473         136,663
  General and administrative....................         17,127          15,619         21,038          21,306          12,491
  Interest expense..............................          1,121           3,809          3,227           3,293           7,971
                                                      ----------      ----------     ----------      ----------     ------------
                                                        522,521         484,550        446,423         413,741         368,972
                                                      ----------      ----------     ----------      ----------     ------------
Income before equity in earnings of real estate entities, minority interest, discontinued operations and gain (loss) on disposition of
  real estate investments.......................        352,550         347,008        328,111         295,940         270,027
Equity in earnings of real estate entities......         24,966          29,888         38,542          39,319          32,183
Minority interest in income ....................        (43,703)        (44,087)       (46,015)        (38,356)        (16,006)
                                                      ----------      ----------     ----------      ----------     ------------
Net income before discontinued operations and
  gain on disposition of real estate............        333,813         332,809        320,638         296,903         286,204
Discontinued operations (2).....................          1,833         (11,530)          (521)           (391)           (473)
Gain/(loss) on disposition of real estate
  investments...................................          1,007          (2,541)         4,091             576           2,154
                                                      ----------      ----------     ----------      ----------     ------------
Net income......................................       $336,653        $318,738       $324,208        $297,088        $287,885
                                                      ==========      ==========     ==========      ==========     ============
--------------------------------------------------- --------------- -------------- --------------- --------------- --------------
Per Common Share:
Distributions...................................          $1.80           $1.80          $1.69           $1.48           $1.52

Net income - Basic..............................          $1.29           $1.15          $1.41           $1.41           $1.53
Net income - Diluted............................          $1.28           $1.14          $1.39           $1.41           $1.52

Weighted average common shares - Basic..........        125,181         123,005        122,310         131,566         126,308
Weighted average common shares - Diluted........        126,517         124,571        123,577         131,657         126,669

--------------------------------------------------- --------------- -------------- --------------- --------------- --------------
Balance Sheet Data:
Total assets....................................     $4,968,069      $4,843,662     $4,625,879      $4,513,941      $4,214,385
Total debt......................................        $76,030        $115,867       $168,552        $156,003        $167,338
Minority interest (other partnership interests).       $141,137        $154,499       $169,601        $167,918        $186,600
Minority interest (preferred partnership               $285,000        $285,000       $285,000        $365,000               -
interests)......................................
Shareholders' equity............................     $4,219,799      $4,158,969     $3,909,583      $3,724,117      $3,689,100

--------------------------------------------------- --------------- -------------- --------------- --------------- --------------
Other Data:
Net cash provided by operating activities.......       $594,430        $588,961       $538,534        $525,775        $463,292
Net cash used in investing activities...........      $(228,176)      $(323,464)     $(306,058)      $(465,464)      $(452,209)
Net cash provided used in financing activities..      $(264,545)      $(211,720)     $(272,596)       $(25,969)        $(7,183)


(1) During 2003, 2002, 2001, 2000, and 1999, we completed several significant business combinations and equity transactions. See Notes 3, 9, and 10 to the Company's consolidated financial statements.

(2) During the years ended December 31, 2002 and 2003, the Company adopted a business plan that included the closure of 31 non-strategic containerized storage facilities. Also, during 2002 we sold one of our commercial facilities and during 2003 we sold five self-storage facilities. The historical operations of the 31 containerized storage facilities, the commercial facility, and the five sold self-storage facilities are classified as discontinued operations, with the rental income, cost of operations, depreciation expense and gain or loss on disposition of these facilities for current and prior periods included in the line-item "Discontinued Operations" on the consolidated income statement.

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

         IMPAIRMENT OF LONG-LIVED ASSETS: Substantially all of our assets consist of long-lived assets, including real estate assets, associated with the containerized storage business, goodwill, and other intangible assets. We evaluate our goodwill for impairment on an annual basis, and on a quarterly basis evaluate other long-lived assets for impairment. As described in Note 2 to the consolidated financial statements, the evaluation of goodwill for impairment entails valuation of the reporting unit to which goodwill is allocated, which involves significant judgment in the area of projecting earnings and determining appropriate price-earnings multiples and discount rates. In addition, the evaluation of other long-lived assets for impairment requires determining whether indicators of impairment exist, which is a subjective process. When any indicators of impairment are found, the evaluation of such long-lived assets then entails projections of future operating cash flows, which also involves significant judgment. We identified one such impairment to our real estate facilities during 2003, and recorded impairment charges with respect to the containerized storage facilities (see Note 4). No additional impairments were noted at December 31, 2003. Future events, or facts and circumstances that currently exist that we have not yet identified, could cause us to conclude in the future that other long-lived assets are impaired. Any resulting impairment charge could have a material adverse impact on our financial condition and results of operations.

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

         ESTIMATED LEVEL OF RETAINED RISK LIABILITIES: As described in Notes 2 and 16 to the consolidated financial statements, we retain certain risks with respect to property perils, legal liability, and other such risks. In connection with our retention of these risks, we accrue losses based upon our estimated level of losses incurred using certain actuarial assumptions followed in the insurance industry and based upon our experience. While we believe that the amounts of the accrued losses are adequate, the ultimate liability may be in excess of or less than the amounts provided.

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

         Overview
         --------

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

         We are the largest owner and operator of self-storage facilities in the United States with direct and indirect ownership interests as of December 31, 2003 in 1,410 self-storage facilities containing approximately 85.2 million net rentable square feet. All of our facilities are operated under the "Public Storage" brand name, which we believe is the most recognized and established name in the self-storage industry. Located in the major metropolitan markets of 37 states, our self-storage facilities are geographically diverse, giving us national recognition and prominence. This concentration establishes us as one of the dominant providers of storage space in most markets in which we operate and enables us to use a variety of promotional activities, such as television advertising as well as targeted discounting and referrals, which are generally not economically viable to most of our competitors. In addition, we believe that the geographic diversity of the portfolio reduces the impact from regional economic downturns and provides a greater degree of revenue stability.

         We will continue to focus our growth strategies on: (i) improving the operating performance of our existing self-storage properties, (ii) increasing our ownership of self-storage facilities through development and acquisitions,
(iii) improving the operating performance of our containerized storage business, and (iv) participating in the growth of PS Business Parks, Inc. ("PSB"). Major elements of these strategies are as follows:

o We will focus on enhancing the operating performance of our self-storage properties, primarily through increases in revenues achieved through the telephone reservation center and associated marketing efforts. During 2002, the Consistent Group of facilities exhibited reductions in rental income and net operating income before depreciation of 3.3% and 5.7%, respectively. During 2003, while revenues increased 2.1%, net operating income before depreciation decreased 1.8% due to a 10.6% increase in operating expenses. We believe that these trends in 2003 and 2002 were attributable to the impact of changes in our marketing strategy as well as to general economic conditions. See "Self-Storage Operations - Consistent Group of Facilities" for further discussion. We expect future increases in rental income to come from increases in occupancy and increases in realized rent, although there can be no assurance.

o We will continue to develop new self-storage locations, though at a lower level than occurred in previous years. During the five years ending December 31, 2003, the Company and the Consolidated Development Joint Venture developed and opened a total of 80 storage facilities at a cost of approximately $534.6 million. In 2003, we opened 14 facilities with an aggregate cost of $107,126,000. At December 31, 2003, we have a development pipeline which includes 13 self-storage facilities that are expected to cost an aggregate of $95.5 million, which we expect will open over the next 12-24 months.

o        We  will  look  to  expand  and  further   invest  into  our   existing
         self-storage locations. During 2002 and 2003, we closed 31 containerized storage facilities of which 19 were facilities that combine industrial space previously used by the containerized storage operations with traditional self-storage space. These facilities offer the opportunity to build out additional traditional self-storage space at a low cost. We have added 208,000 net rentable square feet of traditional self-storage space in connection with converting 5 of these facilities for an aggregate cost of $5,569,000 in 2003, and at December 31, 2003 have 13 additional conversions in process with 779,000 net rentable square feet of self-storage space at a cost of $25,515,000. In addition to these conversions of space, we have 12 expansions of existing self-storage facilities in our pipeline, with an estimated cost of $35,354,000.

o We will acquire facilities from third parties. This activity has not contributed significantly to our growth over the past three years, as we have acquired only 10 self-storage facilities from third parties. We believe that our national telephone reservation system and marketing organization present an opportunity for increased revenues through higher occupancies of the properties acquired from third parties, as well as cost efficiencies through greater critical mass.

o We will attempt to continue to acquire self-storage facilities from affiliates or interests in affiliated entities that own self-storage facilities which we manage, as they become available from time to time. The pool of such available acquisitions has continued to decrease as we have acquired such remaining interests over the last several years.

o We will continue to focus on improving the containerized storage operations. Over the last three years, we have developed facilities that combine containerized storage and traditional self-storage. These facilities have replaced facilities previously leased from third parties, thereby reducing third-party lease expense. During 2002 and 2003, we closed a total of 31 facilities that were deemed to be non-strategic to the Company's business plan. We continue to evaluate the optimum level of containerized facility operations in each market in which we operate and may close additional facilities during 2004. In addition, we continue to refine the operating model of the containerized storage business.

o Through our investment in PSB, we will continue to participate in the growth of this company's investment in approximately 18.3 million net rentable square feet of commercial space at December 31, 2003.

Results of Operations
--------------------------------------------------------------------------------


         NET INCOME: Net income for 2003 was $336,653,000 compared to $318,738,000 for 2002, representing an increase of $17,915,000 or 5.6%. This increase in net income is primarily a result of an increase in the operations of our newly developed and expansion self-storage facilities, reduced losses from discontinued containerized storage operations, improved operations of our continuing containerized storage business, a net gain from the sale of real estate assets versus a net loss recorded in 2002 and lower interest expense resulting primarily from lower average debt balances. The effect of these increases were partially offset by a reduction in our Consistent Group operating results (as discussed below), increased depreciation expense resulting primarily from new property additions, and a decrease in equity in earnings of real estate entities. The decrease in equity in earnings of real estate entities is primarily due to a reduction in our pro-rata share of the earnings of PS Business Parks, Inc. ("PSB") caused by the impact of gains on sale of real estate and asset impairment charges during 2003 and 2002.

         Net income was $318,738,000 for 2002 compared to $324,208,000 for 2001, representing a decrease of $5,470,000 or 1.7%. The decrease in net income was caused primarily by a decrease in the operating results of our Consistent Group of self-storage properties, increased depreciation expense resulting primarily from new property additions, and charges relating to the closure of several containerized storage facilities. The impact of these items was partially offset by increased earnings generated by the acquisition of additional real estate investments during 2001 and 2002, the earnings generated by the tenant reinsurance business that was acquired at the end of 2001, reduced general and administrative expense, and a decrease in income allocated to minority interests.

         ALLOCATIONS OF INCOME AMONG SHAREHOLDERS: In computing the net income allocable to common shareholders for each period, we have deducted from net income i) distributions paid to the holders of the Equity Stock, Series A totaling $21,501,000 in 2003, $21,501,000 in 2002, and $19,455,000 in 2001, ii)
distributions paid to our preferred shareholders totaling $146,196,000 in 2003, $148,926,000 in 2002, and $117,979,000 in 2001, and iii) amounts allocated to preferred shareholders in connection with preferred stock redemption activities as described below, totaling $7,120,000 in 2003, $6,888,000 in 2002 and $14,835,000 in 2001.

         In July 2003, the Securities and Exchange Commission clarified an accounting standard ("EITF Topic D-42"), which we implemented in 2003, with restatements for 2002 and 2001 to conform to the 2003 presentation. EITF Topic D-42 requires that the original issuance costs of redeemed preferred stock (in the case of the Company, these costs represent approximately 3.2% of the liquidation preference, representing the underwriting discount, plus other issuance costs) as an additional allocation of income to the preferred shareholders, in determining the allocation of income to the common shareholders and earnings per share. For the years ended December 31, 2003, 2002, and 2001, such original issuance costs and resultant allocations of income to the preferred shareholders total $7,120,000, $6,888,000, and $14,835,000, respectively.

         In the first quarter of 2004, we called for redemption our Series L Cumulative Preferred stock and, accordingly, an additional allocation of income to the preferred shareholders will be recorded of approximately $3,723,000 in the first quarter of 2004. Future allocations of income pursuant to EITF Topic D-42 will depend upon how much preferred stock we redeem and the original issuance costs.

         NET INCOME PER SHARE: Net income was $1.28 per common share, on a diluted basis, for 2003 compared to $1.14 per common share for 2002. This increase was attributable to the factors denoted above with respect to net income and a reduction in income allocated to preferred shareholders described above, partially offset by an increase in diluted shares outstanding from 124,571,000 in 2002 to 126,517,000 in 2003. The increase in shares outstanding was due to the exercise of employee stock options and the issuance of common shares in connection with the acquisition of partnership interests.

         Net income was $1.14 per common share, on a diluted basis, for 2002 compared to $1.39 per common share for 2001. In addition to those factors denoted above with respect to the reduction in net income in 2002, net income per share, on a diluted basis, decreased due to an increase in net income allocated to holders of the Equity Stock, Series A, an increase in net income allocated to preferred shareholders with respect to distributions paid as described above, and an increase in weighted average diluted common shares outstanding. These factors were offset partially by a decrease in income allocated to preferred shareholders, in accordance with the SEC Observer's clarification of EITF Topic D-42 (described above), from $14,835,000 in 2001 to $6,888,000 in 2002, which was due to a lower level of preferred stock redemptions in 2002 as compared to 2001. Diluted weighted average common equivalent shares outstanding totaled 124,571,000 for 2002 compared to 123,577,000 for 2001.

         Included in the distributions paid to our preferred shareholders during the year ended December 31, 2003, is approximately $3,087,000 paid to our Series W and Series X Preferred shareholders. These two series of preferred stock were issued during the fourth quarter of 2003, raising aggregate gross proceeds of approximately $252.5 million. The net proceeds from these issuances funded the redemption of two series of preferred stock (our Series K and Series
L) during the first quarter of 2004. In the interim, the net proceeds from these issuances earned nominal interest income relative to the corresponding dividend requirement. This difference resulted in an estimated reduction to earnings per common share of approximately $0.02 per share (on a diluted basis) during the year ended December 31, 2003.

         During the first quarter 2004, we issued approximately $152.5 million of additional preferred stock in two separate transactions. The net proceeds from these issuances will be used primarily to redeem approximately $86.0 million of higher rate preferred stock during the third quarter of 2004. In the interim, the net proceeds from these issuances are expected to earn nominal interest income relative to the corresponding divided requirement. This difference will result in an estimated reduction to earnings per common share. In addition, we may issue up to $400 million of additional preferred stock during 2004, raising the necessary funds to redeem additional high rate preferred stock during the first quarter of 2005. These issuances similarly will have a negative impact on earnings per share until the proceeds are utilized.

Real Estate Operations
--------------------------------------------------------------------------------

         SELF-STORAGE OPERATIONS: Our self-storage operations are by far the largest component of our operating activities, representing approximately 91% of our revenues generated during 2003. Rental income with respect to our self-storage operations has grown from $719,765,000 in 2001 to $761,446,000 in 2002, representing an increase of 5.8%. In 2003, rental income grew to $798,584,000, representing an increase of 4.9% over 2002. The year over year improvements in rental income include changes in the performance of those properties that we owned throughout the three-year period and the increase in the number of properties in our portfolio either through our acquisition or development activities.

         At the end of 2000, we had a total of 1,240 self-storage facilities included in our consolidated financial statements. Since that time we have increased the net number of self-storage facilities by 134 facilities (2001 - 22 facilities, 2002 - 103 facilities and 2003 - 9 facilities). We sold five facilities in 2003, and their revenues, cost of operations, depreciation expense and net gain on sales for all periods presented are reported as "Discontinued Operations" on the consolidated income statement. To enhance year-over-year comparisons, the following table summarizes, and the ensuing discussion describes, the self-storage operating results.





Self - storage operations summary:                         Year Ended December 31,                Year Ended December 31,
----------------------------------                   ------------------------------------   -------------------------------------
                                                                               Percentage                             Percentage
                                                       2003          2002        Change       2002          2001        Change
                                                     -----------   ----------  ----------   -----------   ----------  -----------
                                                                            (Dollar amounts in thousands)
Rental income (a):
   Consistent Group (b)........................        $672,125     $658,140       2.1%       $658,140     $680,683      (3.3)%
   Acquired Facilities (c).....................          65,289       57,704      13.1%         57,704        3,518    1540.3%
   Expansion Facilities (d)....................          21,729       20,479       6.1%         20,479       20,694      (1.0)%
   Developed Facilities (e)....................          39,441       25,123      57.0%         25,123       14,870      69.0%
                                                     -----------   ----------  ----------   -----------   ----------  -----------
     Total rental income.......................         798,584      761,446       4.9%        761,446      719,765       5.8%
                                                     -----------   ----------  ----------   -----------   ----------  -----------
Cost of operations:
   Consistent Group............................         232,788      210,526      10.6%        210,526      206,032       2.2%
   Acquired Facilities.........................          20,668       17,390      18.8%         17,390        3,221     439.9%
   Expansion Facilities........................           8,623        8,342       3.4%          8,342        9,537     (12.5)%
   Developed Facilities........................          18,826       13,957      34.9%         13,957        9,652      44.6%
                                                     -----------   ----------  ----------   -----------   ----------  -----------
   Total cost of operations....................         280,905      250,215      12.3%        250,215      228,442       9.5%
                                                     -----------   ----------  ----------   -----------   ----------  -----------
Net operating income before depreciation:
   Consistent Group............................         439,337      447,614      (1.8)%       447,614      474,651      (5.7)%
   Acquired Facilities.........................          44,621       40,314      10.7%         40,314          297   13473.7%
   Expansion Facilities........................          13,106       12,137       8.0%         12,137       11,157       8.8%
   Developed Facilities........................          20,615       11,166      84.6%         11,166        5,218     114.0%
                                                     -----------   ----------  ----------   -----------   ----------  -----------
   Total net operating income before depreciation       517,679      511,231       1.3%        511,231      491,323       4.1%
 Depreciation..................................        (176,929)    (170,887)      3.5%       (170,887)    (157,953)      8.2%
                                                     -----------   ----------  ----------   -----------   ----------  -----------
   Operating income............................        $340,750     $340,344       0.1%       $340,344     $333,370       2.1%
                                                     ===========   ==========  ==========   ===========   ==========  ===========

Number of self-storage facilities (at end of              1,374        1,362       0.9%          1,362        1,259       8.2%
period)........................................
Net rentable square feet (in thousands, at end of
period):.......................................          83,013       82,019       1.2%         82,019       76,115       7.8%


(a) Rental income includes late charges, administrative fees and lien fees and is net of promotional discounts given. Rental income does not include retail sales or truck rental income generated at the facilities.

(b) The Consistent Group includes 1,164 facilities containing 67,666,000 net rentable square feet that were owned throughout the three years ended December 31, 2003, and operated at a mature, stabilized occupancy level throughout the periods presented.

(c) The Acquired Facilities includes 95 facilities containing 5,642,000 net rentable square feet. These facilities were acquired in the three-year period ending December 31, 2002. Substantially all of these facilities were mature, stabilized facilities at the time of their acquisition.

(d) The Expansion Facilities include 35 facilities containing 3,807,000 net rentable square feet (of which 823,000 square feet is industrial space developed for containerized storage activities). These facilities were owned for the entire three year period ending December 31, 2003, however, year over year operating results are not comparable throughout the periods presented due primarily to expansions in their net rentable square footage or their conversion into facilities used by our containerized storage operations. Such construction activities can cause a decline in revenue levels, as existing capacity is made unavailable in order to accommodate construction activities. During the four years ended December 31, 2003, we completed construction with respect to these facilities totaling $129.5 million.

(e) The Developed Facilities includes 80 facilities containing 5,898,000 net rentable square feet (of which 712,000 square feet is industrial space for use in containerized storage activities, see "Containerized Storage" and "Discontinued Operations"). These facilities were developed and opened since January 1, 1999 at a total cost of $534.6 million.

         Self-Storage Operations - Consistent Group of Facilities

         At December 31, 2003, we owned 1,164 self-storage facilities that have operated at a stabilized level of operations throughout the three-year period. The Consistent Group of facilities contains approximately 67,666,000 net rentable square feet, representing approximately 81% of the aggregate net rentable square feet of our self-storage portfolio. Revenues and operating expenses with respect to this group of properties are set forth in the above Self-Storage Operations table under the caption, "Consistent Group." The following table sets forth additional operating data with respect to the Consistent Group of facilities:


                                                        CONSISTENT GROUP
------------------------------------------------------------------------------------------------------------------------------------
                                                           Year Ended December 31,                 Year Ended December 31,
                                                      -----------------------------------   -------------------------------------
                                                                              Percentage                              Percentage
                                                        2003          2002      Change         2002          2001       Change
                                                      ----------   ---------- -----------   -----------   ---------   -----------
                                                             (Dollar amounts in thousands, except rents per square foot)

Base rental income.............................        $691,606     $654,693       5.6%       $654,693     $662,565       (1.2)%
Promotional discounts..........................         (46,562)     (18,423)    152.7%        (18,423)      (4,998)      268.6%
                                                      ----------   ---------- -----------   -----------   ---------   -----------
   Adjusted base rental income.................         645,044      636,270       1.4%        636,270      657,567       (3.2)%
Late charges and administrative fees collected.          27,081       21,870      23.8%         21,870       23,116       (5.4)%
                                                      ----------   ---------- -----------   -----------   ---------   -----------
   Total rental income.........................         672,125      658,140       2.1%        658,140      680,683       (3.3)%
                                                      ----------   ---------- -----------   -----------   ---------   -----------
Cost of operations:
     Property taxes............................          63,627       60,630       4.9%         60,630       58,604         3.5%
     Direct property payroll...................          57,604       51,085      12.8%         51,085       47,717         7.1%
     Cost of managing facilities...............          21,186       19,542       8.4%         19,542       18,053         8.2%
     Advertising and promotion.................          19,544       18,208       7.3%         18,208       19,100       (4.7)%
     Utilities.................................          16,110       15,497       4.0%         15,497       15,773       (1.7)%
     Repairs and maintenance...................          19,331       15,340      26.0%         15,340       17,192      (10.8)%
     Telephone reservation center..............           9,987        9,172       8.9%          9,172        9,914       (7.5)%
     Property insurance........................           7,990        5,649      41.4%          5,649        5,542         1.9%
     Other.....................................          17,409       15,403      13.0%         15,403       14,137         9.0%
                                                      ----------   ---------- -----------   -----------   ---------   -----------
   Total cost of operations....................         232,788      210,526      10.6%        210,526      206,032         2.2%
                                                      ----------   ---------- -----------   -----------   ---------   -----------
Net operating income before depreciation.......         439,337      447,614      (1.8)%       447,614      474,651       (5.7)%
Depreciation...................................        (145,457)    (142,710)      1.9%       (142,710)    (142,773)        0.0%
                                                      ----------   ---------- -----------   -----------   ---------   -----------
Operating income...............................        $293,880     $304,904      (3.6)%      $304,904     $331,878       (8.1)%
                                                      ==========   ========== ===========   ===========   ==========  ===========
Gross margin (before depreciation).............          65.4%        68.0%       (3.8)%        68.0%        69.7%        (2.4)%

Weighted average for the fiscal year:
   Square foot occupancy (a)...................          89.1%        85.2%        4.6%         85.2%        88.9%        (4.2)%
   Realized annual rent per occupied square
   foot (b)....................................         $10.70       $11.04       (3.1)%       $11.04       $10.93          1.0%
   REVPAR (c)..................................          $9.53        $9.40        1.4%         $9.40        $9.72        (3.3)%

 Weighted average at December 31:
   Square foot occupancy.......................          89.5%        84.3%        6.2%         84.3%        85.2%        (1.1)%
   In place annual rent per occupied square foot         $11.69       $11.64       0.4%         $11.64       $11.76       (1.0)%
      (d)......................................
   Posted annual rent per square foot (e)......          $12.34       $11.65       5.9%         $11.65       $13.33      (12.6)%

Total net rentable square feet (in thousands)..          67,666       67,666      -             67,666       67,666        -


(a) Square foot occupancies represent weighted average occupancy levels over the entire fiscal year.

(b) Realized annual rent per occupied square foot is computed by dividing adjusted base rental income by the weighted average occupied square footage for the year. Realized rents per square foot take into consideration promotional discounts, bad debt costs, credit card fees and other costs, which reduce rental income from the contractual amounts due.

(c) Annualized revenue per available square foot ("REVPAR") represents adjusted base rental income divided by total available net rentable square feet.

(d) In place annual rent per occupied square foot represents contractual rents per occupied square foot without reductions for promotional discounts.

(e) Posted annual rent per square foot represents the rents charged to new tenants prior to any promotional discounts.

         As indicated in the table above, rental income for our Consistent Group decreased 3.3% in 2002 as compared to 2001. This decrease was primarily due to a 4.2% reduction in the weighted average occupancy in 2002 compared to 2001 partially offset by an increase in realized annualized rent per square foot of 1.0%. We believe that the reduction in occupancy during 2002 was primarily due to a change in our marketing strategy during 2001.

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

         In 2001, we changed our marketing strategy and began to aggressively increase rental rates and reduce the amount of promotional discounts offered to new tenants. We believed that this strategy had the benefit of significantly increasing our rental income, with the potential risk of lowering occupancy levels. During the first nine months of 2001, this strategy significantly enhanced the growth in our rental income. The downside to our more aggressive strategy was that our average occupancy levels during the first nine months of 2001 were approximately 2.1% below the level experienced during the same period in 2000. We believed that the decrease in occupancy levels was a manageable reduction and was more than offset by the increase in rental income attained through higher rental rates and less promotional discounting.

         During the fourth quarter of 2001, there was a rapid decline in our occupancy levels. This reduction coincided with a reduction in call volume into our national telephone reservation center that we believe was attributable to the absence of any significant promotional discounts offered to tenants as well as to general economic conditions. In addition, during this time frame we also experienced unusually high levels of move-out activity. .

         Although we were very pleased with the rental growth experienced in fiscal 2001, we were very concerned about the sudden and rapid decline in our occupancy levels experienced in the fourth quarter of 2001 and into fiscal 2002. During the first quarter of 2002, we reversed this strategy, and significantly reduced rental rates charged to new incoming tenants and began a national television advertising campaign that offered a significant promotional discount to new move-ins. The campaign resulted in increased move-in activity during April and May 2002 compared to the same period in the prior year and helped us improve occupancy levels. May through July are seasonally high rental activity months, accordingly, in the middle of May we terminated the advertising campaign and discontinued promotional discounts. Unfortunately, we underestimated the weakness in demand and in the absence of significant promotional discounts, rental activity during June and July 2002 decreased as compared to the same periods in 2001. Consequently, our average occupancy levels for the Consistent Group of facilities again began to decline relative to the occupancies experienced in 2001.

         Beginning in mid-August 2002, we reinstated a promotional discount program and advertised on television in selected markets in an effort to enhance move-in activity and improve occupancy levels. As a result, occupancy levels began to improve over the remainder of 2002. At December 31, 2002, our average occupancy was 84.3% as compared to 85.2% at December 31, 2001, and although the reduction was only 1.1% the occupancy level was still well below our expectations.

         The programs that we implemented in 2002 to increase the occupancy level came with significant costs. Promotional discounts increased from approximately $4,998,000 in 2001 to $18,423,000 in 2002, resulting in a negative impact to our rental income. While occupancy was improving in the year, our average occupancy levels for 2002 were still 4.2% lower than the average occupancy levels for 2001 and as a result our revenues decreased 3.3% in 2002 as compared to 2001.

         During 2003, we continued advertising on television and expanded promotional discounts to new incoming tenants. In addition, during the first half of 2003 we reduced rental rates charged to new incoming tenants in many of our markets to stimulate move-in activity. These actions had a positive impact, as our average occupancy level for the Consistent Group was 89.1% for 2003 as compared to 85.2% for 2002, representing an increase of 4.6%.

         The increase in the occupancy level during 2003 also came at a significant cost. Promotional discounts totaled $46,562,000 for 2003 as compared to $18,423,000 for 2002, resulting in a significant negative impact to our rental income. In addition, television advertising cost for 2003 was $8,343,000 as compared to $7,788,000 in 2002.

         As indicated in the table above, rental income for our Consistent Group increased 2.1% in 2003 as compared to 2002. This increase was primarily due to a 4.6% increase in the weighted average occupancy in 2003 compared to 2002 combined with increased late charge and administrative fees, partially offset by a decrease in realized annualized rent per square foot of 3.1%.

         By the end of 2003, we had attained our goal of reestablishing our occupancy levels to historical levels. In addition, the improvement in occupancy levels enabled us to begin to increase rent rates that we charge to new tenants, which as of December 31, 2003 were 5.9% higher than at the same time in 2002. More importantly, throughout 2003 we experienced positive year-over-year trends in the growth of our quarterly REVPAR, resulting in improvements in the growth trends of our rental income. For the Consistent Group, during 2003 rental income for the first quarter decreased 2.6%, for the second quarter - increased 2.0%, for the third quarter - increased 3.0% and for the fourth quarter -increased 6.1%, all compared to the same periods in 2002.

         The growth in rental income during 2004 will depend on various factors, among which will be our ability to stabilize and maintain high occupancy levels, increase rental rates charged to new and existing tenants, and stabilize or reduce the level of promotional discounts given to attract new tenants.

         Despite our occupancy gains, our expectations are significantly moderated by our experience that on average approximately 25% to 30% of our new customers will move out within the first 60 to 90 days of their move-in date. Our current occupancy levels have been achieved in large part by the elevated move-in activity experienced over the past three quarters. Our elevated level of move-outs has made it more important to continue to generate a high level of move-ins in order to maintain occupancy levels. We have not been able to demonstrate that we can generate the high level of move-ins necessary to sustain high occupancy levels without the use of media and/or promotional discounts. Accordingly, we expect to remain aggressive with promotional and media programs at least through the first half of 2004 and, as a result, the up front costs of these marketing activities, and the increases in promotional discounts, are expected to continue to adversely impact our rental income.

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

         Total operating expenses for the Consistent Group increased 10.6% for the year ended December 31, 2003 as compared to the same period in 2002. This increase was primarily due to increases in payroll, advertising and promotion, property tax, repairs and maintenance costs and property insurance. Direct property payroll increased 12.8% due primarily to increased incentives paid to and hours worked by property operating personnel. Advertising and promotion increased 7.3% primarily due to an increase in television advertising from $7.8 million during 2002 to $8.3 million in 2003. Repairs and maintenance have increased 17.6% during 2003 as compared to 2002 due to costs to remedy mold issues in several facilities in Southern states, increased snow removal expenses, as well as a general increase in costs to address deferred maintenance at our facilities. Property insurance increased due to an increase in the Company's self-insured portion of its risk.

         With respect to our Consistent Group, we expect that the increase in repairs and maintenance expense experienced in 2003 will continue in 2004, as we continue to address maintenance at our facilities and improve their "rent ready" condition and curb appeal. Payroll and property management costs will also continue to increase in 2004, though not at the same growth rate experienced in 2003 due to higher staffing levels and higher compensation. We also expect that property taxes will increase approximately 4%-5% in 2004 as compared to 2003.

         The following table sets forth our rental income, cost of television advertising, promotional discounts given, and average occupancies for each of the quarters in 2003, 2002 and 2001:


                                            For the Quarter Ended
                      ----------------------------------------------------------------------
                         March 31            June 30       September 30         December 31        Entire Year
                      -------------      -------------    --------------        ------------      ------------
                             (amounts in thousands)
Total rental income:
     2003             $   161,133        $   166,584         $  173,242          $  171,166        $   672,125
     2002             $   165,371        $   163,279         $  168,176          $  161,314        $   658,140
     2001             $   163,421        $   169,588         $  175,344          $  172,330        $   680,683

Promotional discounts given:
     2003             $     9,970        $    12,965         $   11,844          $   11,783        $    46,562
     2002             $     1,024        $     5,378         $    4,720          $    7,301        $    18,423
     2001             $     2,673        $     1,868         $      322          $      135        $     4,998

Total cost of operations:
     2003             $    54,274        $    58,010         $   58,867          $   61,637        $   232,788
     2002             $    50,062        $    50,416         $   52,338          $   57,710        $   210,526
     2001             $    50,887        $    48,337         $   52,912          $   53,896        $   206,032

Television advertising:
     2003             $     1,503        $     2,719         $    3,079          $    1,042        $     8,343
     2002             $       540        $     1,403         $    1,933          $    3,912        $     7,788
     2001             $         0        $       908         $    4,309          $    2,687        $     7,904

REVPAR:
     2003             $     9.15         $     9.45          $    9.83           $     9.69        $     9.53
     2002             $     9.47         $     9.34          $    9.61           $     9.19        $     9.40
     2001             $     9.31         $     9.68          $   10.00           $     9.88        $     9.72

Weighted average realized annual rent per occupied square foot:
     2003             $    10.79         $    10.61          $   10.70           $    10.70        $    10.70
     2002             $    11.34         $    10.83          $   11.21           $    10.81        $    11.04
     2001             $    10.58         $    10.77          $   11.03           $    11.37        $    10.93

Weighted average occupancy levels for the period
     2003                 84.8%              89.1%               91.9%               90.6%              89.1%
     2002                 83.5%              86.3%               85.7%               85.0%              85.2%
     2001                 88.0%              89.9%               90.7%               86.9%              88.9%


         The following table sets forth regional trends in our consistent group of facilities with respect to rental income, cost of operations, net operating income, weighted average occupancy levels, and realized rent per net rentable square foot.



                                      Consistent Group Operating Trends by Region
------------------------------------------------------------------------------------------------------------------------------------
                                                Year Ended December 31,                 Year Ended December 31,
                                         -------------------------------------    ----------------------------------
                                            2003          2002        Change         2002         2001       Change
                                         ------------  -----------  ----------    -----------  ----------   --------
Rental income:                                    (Dollar amounts in thousands, except rents per square foot)
   Southern California  (120
   facilities)......................      $  113,155   $  105,972      6.8%       $  105,972   $  106,623     (0.6)%
   Northern California  (108
   facilities)......................          78,193       76,814      1.8%           76,814       81,190     (5.4)%
   Texas  (140 facilities)..........          62,389       61,996      0.6%           61,996       64,771     (4.3)%
   Florida  (108 facilities)........          56,842       54,423      4.4%           54,423       56,347     (3.4)%
   Illinois  (82 facilities)........          50,824       52,850     (3.8)%          52,850       55,599     (4.9)%
   Georgia  (56 facilities).........          23,723       23,177      2.4%           23,177       24,317     (4.7)%
   All other states  (550 facilities)        286,999      282,908      1.4%          282,908      291,836     (3.1)%
                                         ------------  -----------  ----------    -----------  ----------   --------
Total rental income.................         672,125      658,140      2.1%          658,140      680,683     (3.3)%

Cost of operations:
   Southern California..............          26,693       25,358      5.3%           25,358       22,672     11.8%
   Northern California..............          21,021       19,287      9.0%           19,287       18,754      2.8%
   Texas............................          28,960       26,083     11.0%           26,083       25,812      1.0%
   Florida..........................          22,334       19,493     14.6%           19,493       20,313     (4.0)%
   Illinois.........................          22,114       20,707      6.8%           20,707       19,685      5.2%
   Georgia..........................           8,774        7,556     16.1%            7,556        8,210     (8.0)%
   All other states.................         102,892       92,042     11.8%           92,042       90,586      1.6%
                                         ------------  -----------  ----------    -----------  ----------   --------
Total cost of operations............         232,788      210,526     10.6%          210,526      206,032      2.2%

Net operating income before depreciation:
   Southern California..............          86,462       80,614      7.3%           80,614       83,951     (4.0)%
   Northern California..............          57,172       57,527     (0.6)%          57,527       62,436     (7.9)%
   Texas............................          33,429       35,913     (6.9)%          35,913       38,959     (7.8)%
   Florida..........................          34,508       34,930     (1.2)%          34,930       36,034     (3.1)%
   Illinois.........................          28,710       32,143    (10.7)%          32,143       35,914    (10.5)%
   Georgia..........................          14,949       15,621     (4.3)%          15,621       16,107     (3.0)%
   All other states.................         184,107      190,866     (3.5)%         190,866      201,250     (5.2)%
                                         ------------  -----------  ----------    -----------  ----------   --------
Total net operating income..........      $  439,337   $  447,614     (1.8)%      $  447,614   $  474,651     (5.7)%

Weighted average occupancy:
   Southern California..............         90.6%        86.8%        4.4%          86.8%        90.7%       (4.3)%
   Northern California..............         89.0%        84.8%        5.0%          84.8%        90.3%       (6.1)%
   Texas............................         89.2%        84.6%        5.4%          84.6%        89.3%       (5.3)%
   Florida..........................         90.5%        85.2%        6.2%          85.2%        88.1%       (3.3)%
   Illinois.........................         88.1%        84.3%        4.5%          84.3%        90.8%       (7.2)%
   Georgia..........................         90.1%        84.3%        6.9%          84.3%        86.4%       (2.4)%
   All other states.................         88.5%        85.2%        3.9%          85.2%        88.2%       (3.4)%
                                         ------------  -----------  ----------    -----------  ----------   --------
Total weighted average occupancy....         89.1%        85.2%        4.6%          85.2%        88.9%       (4.2)%

REVPAR:
   Southern California..............       $  14.54     $  13.66       6.4%        $  13.66     $  13.79      (0.9)%
   Northern California..............          12.91        12.72       1.5%           12.72        13.47      (5.6)%
   Texas............................           6.91         6.92      (0.1)%           6.92         7.21      (4.0)%
   Florida..........................           8.73         8.41       3.8%            8.41         8.69      (3.2)%
   Illinois.........................           9.90        10.37      (4.5)%          10.37        11.03      (6.0)%
   Georgia..........................           6.97         6.96       0.1%            6.96         7.32      (4.9)%
   All other states.................           8.78         8.73       0.6%            8.73         8.97      (2.7)%
                                         ------------  -----------  ----------    -----------  ----------   --------
Total REVPAR:.......................       $   9.53     $   9.40       1.4%        $   9.40     $   9.72      (3.3)%

Realized annual rent per occupied square foot:
   Southern California..............       $  16.05     $  15.73       2.0%        $  15.73     $  15.20       3.5%
   Northern California..............          14.50        15.00      (3.3)%          15.00        14.91       0.6%
   Texas............................           7.75         8.18      (5.3)%           8.18         8.08       1.2%
   Florida..........................           9.64         9.87      (2.3)%           9.87         9.86       0.1%
   Illinois.........................          11.24        12.31      (8.7)%          12.31        12.15       1.3%
   Georgia..........................           7.74         8.25      (6.2)%           8.25         8.48      (2.7)%
   All other states.................           9.92        10.25      (3.2)%          10.25        10.17       0.8%
                                         ------------  -----------  ----------    -----------  ----------   --------
Total realized rent per square foot:...    $  10.70     $  11.04      (3.1)%       $  11.04     $  10.93       1.0%

         Self-Storage Operations - Acquired Facilities

         Over the past three years, we acquired 95 self-storage facilities containing 5,642,000 net rentable square feet. Substantially all of these facilities were mature, stabilized facilities at the time of their acquisition. The following table summarizes operating data with respect to these facilities.


                                                       ACQUIRED FACILITIES
------------------------------------------------------------------------------------------------------------------------------------
                                                           Year Ended December 31,                Year Ended December 31,
                                                   --------------------------------------  ------------------------------------
                                                       2003          2002        Change       2002          2001        Change
                                                   ------------- ------------  ----------  ------------  ----------   ----------
                                                                            (Dollar amounts in thousands)
Rental income:
   Self-storage facilities acquired in 2002....      $   60,044   $   53,497    $  6,547    $   53,497   $       -     $ 53,497
   Self-storage facilities acquired in 2001....             560          445         115           445         143          302
   Self-storage facilities acquired in 2000....           4,685        3,762         923         3,762       3,375          387
                                                   ------------- ------------  ----------  ------------  ----------   ----------
     Total rental income.......................          65,289       57,704       7,585        57,704       3,518       54,186
                                                   ------------- ------------  ----------  ------------  ----------   ----------
Cost of operations:
   Self-storage facilities acquired in 2002....      $   18,448   $   15,822    $  2,626    $   15,822   $       -     $ 15,822
   Self-storage facilities acquired in 2001....             200          191           9           191          66          125
   Self-storage facilities acquired in 2000....           2,020        1,377         643         1,377       3,155       (1,778)
                                                   ------------- ------------  ----------  ------------  ----------   ----------
     Total cost of operations..................          20,668       17,390       3,278        17,390       3,221       14,169
                                                   ------------- ------------  ----------  ------------  ----------   ----------
Net operating income before depreciation:
----------------------------------------
   Self-storage facilities acquired in 2002....      $   41,596   $   37,675    $  3,921    $   37,675   $       -     $ 37,675
   Self-storage facilities acquired in 2001....             360          254         106           254          77          177
   Self-storage facilities acquired in 2000....           2,665        2,385         280         2,385         220        2,165
                                                   ------------- ------------  ----------  ------------  ----------   ----------
     Net operating income......................          44,621       40,314       4,307        40,314         297       40,017
 Depreciation..................................         (11,946)     (11,366)       (580)      (11,366)     (2,948)      (8,418)
                                                   ------------- ------------  ----------  ------------  ----------   ----------
   Operating income (loss).....................      $   32,675   $   28,948    $  3,727    $   28,948   $  (2,651)    $ 31,599
                                                   ============= ============  ==========  ============  ==========   ==========

Weighted average square foot occupancy during the
period:
   Self-storage facilities acquired in 2002....           90.0%        85.4%       5.4%          85.4%         -          -
   Self-storage facilities acquired in 2001....           92.2%        67.4%      36.8%          67.4%        55.8%      20.8%
   Self-storage facilities acquired in 2000....           84.5%        79.1%       6.8%          79.1%        77.1%       2.6%
                                                   ------------- ------------  ----------  ------------  ----------   ----------
                                                          89.5%        84.5%       5.9%          84.5%        74.8%      13.0%
                                                   ============= ============  ==========  ============  ==========   ==========

Number of self-storage facilities (at end of                 95           95           -            95            8          87
period)........................................
Net rentable square feet (in thousands, at end of
   period).....................................           5,642        5,642           -         5,642          565       5,077
Cumulative acquisition cost (at end of period).      $  405,684   $  405,684    $      -    $  405,684   $   45,141    $360,543



         Rental income and cost of operations for the Acquired Facilities have increased significantly in 2002 as compared to 2001, due to the acquisition of 87 additional properties.

         The 2002 acquisitions include 78 properties acquired from affiliated entities, including 47 properties acquired on January 16, 2002 from an affiliated development joint venture and 31 properties acquired on January 1, 2002 in connection with business combinations with two affiliated partnerships (see Note 3 to the consolidated financial statements). The 2002 acquisitions also include nine self-storage facilities acquired from third parties for an aggregate of $30,117,000 in cash. The 2001 acquisition includes one facility acquired from a third party for an aggregate cost of $3,503,000. The 2000 acquisitions include seven facilities acquired from third parties for an aggregate of $41,638,000.

         Similar to our Consistent Group of facilities, the Acquired Facilities have experienced operating difficulties over the last two years. Marketing and promotional strategies, as described above with respect to our Consistent Group, were employed in 2002, and enhanced marketing strategies were employed in 2003, which affected the operations of these facilities in the same manner they affected the Consistent Group facilities.

         Self-Storage Operations - Expansion Facilities

         Throughout the three-year period ended December 31, 2003, we expanded 35 self-storage facilities or converted them to facilities that combine both traditional self-storage and containerized storage at the same location. These activities caused a drop in revenue levels, as existing capacity was made unavailable in order to accommodate construction activities. Accordingly, the operating results are not comparable in each of the three years ended December 31, 2003. At December 31, 2003, the weighted average occupancy level was approximately 78.9% as compared to 68.7% one year earlier. The operating results for these facilities are presented in the Self-Storage Operations table above under the caption, "Expansion Facilities."

         Depreciation expense with respect to the expansion facilities was $6,031,000 in 2003, $6,188,000 in 2002, and $4,986,000 in 2001. The increases in depreciation expense are due to the opening of the expanded facilities.

         These 35 facilities contain approximately 3,807,000 net rentable square feet at December 31, 2002 (which includes the expanded space, and 823,000 square feet of industrial space developed for containerized storage activities - see "Containerized Storage" and "Discontinued Operations"). The aggregate construction costs to complete these expansions totaled approximately $129,543,000 during the four years ended December 31, 2003.

         Self-Storage Operations -Developed Facilities

         Since January 1, 1999, we have opened 63 newly developed self-storage facilities and 17 facilities that contain both self-storage and containerized storage at the same location ("Combination Facilities"). These newly developed facilities have an aggregate of 5,898,000 net rentable square feet (of which 712,000 net rentable square feet is industrial space developed for containerized storage activities - see "Containerized Storage" and "Discontinued Operations"). Aggregate development cost for these 80 facilities was approximately $534.6 million. The operating results of the self-storage facilities and Combination facilities are reflected in the Self-Storage Operations table under the caption, "Developed Facilities."

         The following chart sets forth the operations of the Developed
Facilities:


                                                  Year ended December 31,                 Year ended December 31,
                                           -------------------------------------   -------------------------------------
                                              2003          2002        Change        2002         2001        Change
                                           -----------   ----------   ----------   -----------  -----------  -----------
                                                         (Amounts in thousands, except No. of facilities)
Rental income:
   Self-storage facilities............      $  28,796    $  18,360     $ 10,436     $  18,360    $  11,580    $   6,780
   Combination facilities.............         10,645        6,763        3,882         6,763        3,290        3,473
                                           -----------   ----------   ----------   -----------  -----------  -----------
     Total rental income..............         39,441       25,123       14,318        25,123       14,870       10,253
                                           -----------   ----------   ----------   -----------  -----------  -----------
Cost of operations:
   Self-storage facilities............         13,950        8,921        5,029         8,921        6,590        2,331
   Combination facilities.............          4,876        5,036         (160)        5,036        3,062        1,974
                                           -----------   ----------   ----------   -----------  -----------  -----------
     Total cost of operations.........         18,826       13,957        4,869        13,957        9,652        4,305
                                           -----------   ----------   ----------   -----------  -----------  -----------
Net operating income before depreciation:
   Self-storage facilities............         14,846        9,439        5,407         9,439        4,990        4,449
   Combination facilities.............          5,769        1,727        4,042         1,727          228        1,499
                                           -----------   ----------   ----------   -----------  -----------  -----------
     Net operating income.............         20,615       11,166        9,449        11,166        5,218        5,948
 Depreciation.........................        (13,495)     (10,623)      (2,872)      (10,623)      (7,246)      (3,377)
                                           -----------   ----------   ----------   -----------  -----------  -----------
   Operating income (loss)............      $   7,120    $     543    $   6,577     $     543    $  (2,028)   $   2,571
                                           ===========   ==========   ==========   ===========  ===========  ===========
Self-storage facilities, at end of
   period:
   Number of facilities...............             63           49           14            49           35           14
   Net rentable square feet...........          4,055        3,061          994         3,061         2,154         907
   Total development cost.............      $  375,908   $  267,004   $ 108,904     $  267,004   $  174,895   $  92,109
Combination facilities, at end of period:
   Number of facilities...............             17           17            -            17           15            2
   Net rentable square feet (a).......          1,844        1,844            -         1,844         1,605         239
   Total development cost (a).........      $  158,677   $  154,177    $  4,500     $  154,177   $  139,325   $  14,852



(a) At December 31, 2003, net rentable square feet includes approximately 1,132,000 net rentable square feet related to traditional self-storage and 712,000 net rentable square feet for containerized storage operations. In 2003, we converted 166,000 net rentable square feet of containerized storage space previously used by the discontinued containerized storage operations into 166,000 net rentable square feet of traditional self-storage space for an aggregate cost of $4,500,000.

         The following table summarizes operating data for the 63 newly developed self-storage facilities included in the table above:


                                                DEVELOPED SELF-STORAGE FACILITIES
------------------------------------------------------------------------------------------------------------------------------------
                                                           Year Ended December 31,                Year Ended December 31,
                                                    --------------------------------------- --------------------------------------
                                                       2003          2002         Change       2002         2001         Change
                                                    ------------  -----------  ------------ -----------  -----------  ------------
                                                                            (Dollar amounts in thousands)
Rental income (a):
  Self-storage facilities opened in 2003.......      $    1,566   $        -    $   1,566   $        -   $        -    $        -
  Self-storage facilities opened in 2002.......           6,737        1,435        5,302        1,435            -         1,435
  Self-storage facilities opened in 2001.......           6,579        4,474         2,105       4,474        1,608         2,866
  Self-storage facilities opened in 2000 and 1999        13,914       12,451         1,463      12,451        9,972         2,479
                                                    ------------  -----------  ------------ -----------  -----------  ------------
     Total rental income.......................          28,796       18,360        10,436      18,360       11,580         6,780
                                                    ------------  -----------  ------------ -----------  -----------  ------------
Cost of operations:
  Self-storage facilities opened in 2003.......      $    1,347   $        -    $   1,347   $        -   $        -    $        -
  Self-storage facilities opened in 2002.......           3,660        1,399        2,261        1,399            -         1,399
  Self-storage facilities opened in 2001.......           3,389        2,667           722       2,667        1,368         1,299
  Self-storage facilities opened in 2000 and 1999         5,554        4,855           699       4,855        5,222          (367)
                                                    ------------  -----------  ------------ -----------  -----------  ------------
     Total cost of operations..................          13,950        8,921         5,029       8,921        6,590         2,331
                                                    ------------  -----------  ------------ -----------  -----------  ------------
Net operating income before depreciation:
  Self-storage facilities opened in 2003.......      $      219   $        -    $     219   $        -   $        -    $        -
  Self-storage facilities opened in 2002.......           3,077           36        3,041           36            -            36
  Self-storage facilities opened in 2001.......           3,190        1,807         1,383       1,807          240         1,567
  Self-storage facilities opened in 2000 and 1999         8,360        7,596           764       7,596        4,750         2,846
                                                    ------------  -----------  ------------ -----------  -----------  ------------
   Net operating income........................          14,846        9,439         5,407       9,439        4,990         4,449
 Depreciation..................................          (9,061)      (7,032)       (2,029)     (7,032)      (4,522)       (2,510)
                                                    ------------  -----------  ------------ -----------  -----------  ------------
   Operating income............................      $    5,785   $    2,407    $    3,378  $    2,407   $      468    $    1,939
                                                    ============  ===========  ============ ===========  ===========  ============
Weighted average square foot occupancy during the
period:
  Self-storage facilities opened in 2003.......           24.4%         -          -              -            -           -
  Self-storage facilities opened in 2002.......           61.3%        20.6%     197.6%          20.6%         -           -
  Self-storage facilities opened in 2001.......           74.3%        44.0%      68.9%          44.0%        22.2%       98.2%
  Self-storage facilities opened in 2000 and 1999         89.3%        78.5%      13.8%          78.5%        61.1%       28.5%
                                                    ------------  -----------  ------------ -----------  -----------  ------------
                                                          64.2%        52.3%      22.8%          52.3%        46.7%       12.0%
                                                    ============  ===========  ============ ===========  ===========  ============
Number of facilities:
  Self-storage facilities opened in 2003.......              14            -         14             -            -            -
  Self-storage facilities opened in 2002.......              14           14          -            14            -           14
  Self-storage facilities opened in 2001.......              12           12          -            12           12            -
  Self-storage facilities opened in 2000 and 1999            23           23          -            23           23            -
                                                    ------------  -----------  ------------ -----------  -----------  ------------
                                                            63           49         14            49           35           14
                                                    ============  ===========  ============ ===========  ===========  ============
Cumulative development cost:
  Self-storage facilities opened in 2003.......      $  107,126   $        -    $ 107,126   $        -   $        -    $        -
  Self-storage facilities opened in 2002.......          93,887       92,109        1,778       92,109            -        92,109
  Self-storage facilities opened in 2001.......          66,905       66,905             -      66,905       66,905             -
  Self-storage facilities opened in 2000 and 1999       107,990      107,990             -     107,990      107,990             -
                                                    ------------  -----------  ------------ -----------  -----------  ------------
                                                     $  375,908   $  267,004    $108,904    $  267,004   $  174,895    $  92,109
                                                    ============  ===========  ============ ===========  ===========  ============

         Unlike many other forms of real estate, we are unable to pre-lease our newly developed facilities due to the nature of our tenants. Accordingly, at the time a newly developed facility first opens for operation the facility is entirely vacant generating no rental income. Historically, we estimated that on average it takes approximately 36 months for a newly developed facility to fill up and reach a targeted occupancy level of approximately 90%.

         We believe that the newly developed self-storage facilities have been affected by the operating trends in occupancy and realized rents noted above with respect to the Consistent Group of facilities. In addition, move-in discounts, which increased significantly in 2002 and 2003, have had a more pronounced effect upon realized rates for the newly developed facilities, because such facilities tend to have a higher ratio of newer tenants. During 2003, the Developed Self-Storage Facilities had a weighted average occupancy level of approximately 64.2%, as compared to 52.3% in 2002 and 46.7% in 2001.

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

         Due to the relationship between the generation of rental income and immediate recognition of expenses upon opening of a facility, our development activities have had a negative impact on our net income. The yield on development cost for these facilities for the year ended December 31, 2003, based on net operating income before depreciation, was approximately 3.9%, which is lower than our ultimate yield expectations. We expect these yields to improve significantly as these facilities continue to increase their occupancy levels and rental income.. This improvement in yield will be a source of earnings growth in future years. We continue to develop facilities, despite the short-term earnings dilution experienced during the fill-up period, because we believe that the ultimate returns on developed facilities are favorable. In addition, we believe that it is advantageous for us to continue to expand our asset base and benefit from the resulting increased critical mass, with facilities that will improve our portfolio's overall average construction and location quality.

         We expect that over at least the next 12 months, the Developed Self-Storage Facilities will continue to have a negative impact to our earnings. Furthermore, the 38 expansion and newly developed facilities in our development pipeline described in "Liquidity and Capital Resources - Acquisition and Development of Facilities" that will be opened for operation over the next 12 - 24 months will also negatively impact our earnings until they reach a stabilized occupancy level.

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

         Our commercial operations are comprised of 1,187,000 net rentable commercial space operated at certain of the self-storage facilities and three stand-alone commercial facilities having a total of 204,000 net rentable square feet.

The following table sets forth the historical commercial property amounts included in the financial statements:

 Commercial Property Operations
 (excluding discontinued operations):


                                      Year Ended December 31,                 Year Ended December 31,
                                -------------------------------------  -------------------------------------
                                    2003           2002      Change        2002          2001       Change
                                -------------  ------------ ---------  -------------  ----------   ---------
                                                            (Amounts in thousands)
Rental income  ...............     $11,442       $11,781     $(339)        $11,781      $12,070     $(289)
Cost of operations............       4,688         4,462       226           4,462        3,861       601
                               -------------  ------------ ---------  -------------  ----------   ---------
   Net operating income.......       6,754         7,319      (565)          7,319        8,209      (890)

Depreciation expense..........       2,535         2,544        (9)          2,544        2,569       (25)
                               -------------  ------------ ---------  -------------  ----------   ---------
   Operating income...........      $4,219        $4,775     $(556)         $4,775       $5,640     $(865)
                               =============  ============ =========  =============  ==========   =========


         The decrease in rental income in 2003 as compared to 2002 is due primarily to a vacancy in one of the three stand-alone commercial facilities, which caused a reduction in rental income of approximately $250,000 during 2003 as compared to 2002.

         During 2002, we sold one of our commercial facilities to a third party for an aggregate $3.9 million in cash. The historical operations with respect to this facility are classified as "Discontinued Operations" in our income statement and are not included in the above table.

         CONTAINERIZED STORAGE OPERATIONS: In August 1996, Public Storage Pickup & Delivery ("PSPUD"), a subsidiary of the Company, made its initial entry into the containerized storage business through its acquisition of a single facility operator located in Irvine, California. At December 31, 2001, PSPUD had 55 facilities that had been opened between 1996 and 2001 either through development or leasing of facilities. During 2002, we reevaluated our operational strategy and closed 22 facilities. In 2003 we closed an additional nine non-strategic facilities. Collectively the 31 discontinued facilities are referred to as the "Closed Facilities." At December 31, 2003, PSPUD operated 24 facilities in 11 states, which are located in major markets in which we have significant market presence with respect to our traditional self-storage facilities. The operations with respect to the Closed Facilities, including historical operating results for previous periods, are not included in the table below and instead are included in "Discontinued Operations - containerized storage" on our income statement. PSPUD's operations, which exclude the Closed Facilities, are reflected on the table below:


Containerized storage
(excluding discontinued operations):

                                                Year Ended December 31,                  Year Ended December 31,
                                           -----------------------------------     -----------------------------------
                                             2003          2002       Change           2002         2001       Change
                                           ----------    ---------   ---------     -----------     ----------  --------
                                                                  (Dollar amounts in thousands)
Rental and other income ............         $33,953      $29,723      $4,230         $29,723       $28,474     $1,249
                                           ----------    ---------   ---------     -----------    ----------  ---------
Cost of operations:
    Direct operating costs..........          19,239       21,373      (2,134)         21,373        20,888        485
    Facility lease expense..........           1,679        1,683          (4)          1,683         4,053     (2,370)
                                           ----------    ---------   ---------     -----------    ----------  ---------
       Total cost of operations.....          20,918       23,056      (2,138)         23,056        24,941     (1,885)
                                           ----------    ---------   ---------     -----------    ----------  ---------
    Operating income prior to
      depreciation..................          13,035        6,667       6,368           6,667         3,533      3,134
Depreciation expense (a)............          (6,311)      (4,547)     (1,764)         (4,547)       (4,392)      (155)
                                           ----------    ---------   ---------     -----------    ----------  ---------
Operating income (loss).............         $ 6,724      $ 2,120      $4,604         $ 2,120       $  (859)    $2,979
                                           ==========    =========   =========     ===========    ==========  =========


(a) Depreciation expense principally relates to the depreciation related to the containers, however, depreciation expense for 2003, 2002 and 2001 includes $1,566,000, $1,012,000, and $786,000, respectively, related to real estate facilities.

         Rental and other income includes monthly rental charges to customers for storage of the containers and service fees charged for pickup and delivery of containers to customers' homes. Rental income increased to $33,953,000 in 2003 as compared to $29,723,000 in 2002 as a result of higher per container rents. At December 31, 2003, there were approximately 33,780 occupied containers in the 24 facilities that are reflected in "ongoing" operations. We continue to evaluate the business operations and additional facilities may be closed.

         Direct operating costs principally includes payroll, equipment lease expense, property taxes, utilities and vehicle expenses (fuel and insurance). During 2002, an asset impairment charge was recorded in the amount of $420,000 with respect to machinery and equipment of the containerized storage facilities because such equipment was no longer required.

         Facility lease expense decreased from $4,053,000 in 2001 to $1,683,000 in 2002, principally due to moving operations from leased facilities to wholly-owned facilities, and thus eliminating the lease expense paid to third parties as well as discontinuing operations at leased facilities. This process was completed in 2002.

         At December 31, 2003, six of the 24 containerized storage facilities are leased from third parties. The remaining 18 facilities were operated in facilities owned by the Company, comprised of 13 combination facilities with an aggregate of 805,000 square feet of industrial space (this square footage is a component of the total net rentable square footage of the Expansion Facilities and the Developed Facilities in the table above) and five industrial facilities having an aggregate of 404,000 net rentable square feet.

         The containerized storage operations may continue to adversely impact our future earnings and cash flows. There can be no assurance as to the level of the containerized storage business's expansion, level of gross rentals, level of move-outs or profitability.

         See "Discontinued Operations" below for a discussion of operating results of the Closed Facilities.

         TENANT REINSURANCE OPERATIONS: On December 31, 2001, we acquired PS Insurance Company, Ltd. ("PS Insurance") from a related party. PS Insurance reinsures policies against losses to goods stored by tenants in our self-storage facilities. Effective January 1, 2002, the operations of PS Insurance are included in the income statement under "Revenues - tenant reinsurance premiums" and "Cost of operations - tenant reinsurance." The tenant reinsurance business earned $22,464,000 and $19,947,000 in revenues for the years ended December 31, 2003 and 2002, respectively, and incurred $11,987,000 and $9,411,000 in operating expenses, with respect to the same period. PS Insurance generated net operating profits of $10,477,000 and $10,536,000 for the years ended December 31, 2003 and 2002, respectively.

         The level of tenant reinsurance revenues is largely dependent upon our occupancy level and move-in activity. As of December 31, 2003 and 2002, approximately 37% of our self-storage tenant base had such policies. New insurance business comes from tenants who sign up for insurance as they move into our self-storage facilities.

         We have outside third-party insurance coverage for losses from any individual event that exceeds a loss of $500,000, to a limit of $10,000,000. Losses below these amounts are recorded as cost of operations for the tenant reinsurance operations.

         EQUITY IN EARNINGS OF REAL ESTATE ENTITIES: In addition to our ownership of equity interests in PSB, we had general and limited partnership interests in seven limited partnerships at December 31, 2003 (PSB and the limited partnerships are collectively referred to as the "Unconsolidated Entities"). Due to our limited ownership interest and limited control of these entities, we do not consolidate the accounts of these entities for financial reporting purposes, and account for such investments using the equity method.

         Equity in earnings of real estate entities for the year ended December 31, 2003 consists of our pro-rata share of the Unconsolidated Entities based upon our ownership interest for the period. The following table sets forth the significant components of equity in earnings of real estate entities:


Historical summary:                            Year Ended December 31,                   Year Ended December 31,
-------------------                          -------------------------     Dollar       ------------------------     Dollar
                                                  2003         2002        Change           2002         2001        Change
                                             -----------    ----------   ---------      -----------   ----------    --------
                                                                           (Amounts in thousands)
Property operations:
  PSB                                           $64,242       $65,212       $(970)         $65,212      $52,200     $13,012
  Disposed Investments (1)...............            10           325        (315)             325       16,278     (15,953)
  Other Investments (2)..................         6,278         5,667         611            5,667        5,769        (102)
                                             -----------    ----------   ---------      -----------   ----------    --------
                                                 70,530        71,204        (674)          71,204       74,247      (3,043)
                                             -----------    ----------   ---------      -----------   ----------    --------
Depreciation:
  PSB....................................       (26,048)      (25,459)       (589)         (25,459)     (17,534)     (7,925)
  Disposed Investments (1)...............             -           (65)         65              (65)      (5,843)      5,778
  Other Investments (2)..................        (1,705)       (1,554)       (151)          (1,554)      (1,719)        165
                                             -----------    ----------   ---------      -----------   ----------    --------
                                                (27,753)      (27,078)       (675)         (27,078)     (25,096)     (1,982)
                                             -----------    ----------   ---------      -----------   ----------    --------
Other: (3)
  PSB (4)................................       (18,507)      (15,292)     (3,215)         (15,292)     (11,440)     (3,852)
  Disposed Investments (1)...............             -             -           -                -         (296)        296
  Other Investments (2)..................           696         1,054        (358)           1,054        1,127         (73)
                                             -----------    ----------   ---------      -----------   ----------    --------
                                                (17,811)      (14,238)     (3,573)         (14,238)     (10,609)     (3,629)
                                             -----------    ----------   ---------      -----------   ----------    --------
Total equity in earnings of real estate
entities..................................      $24,966       $29,888     $(4,922)         $29,888      $38,542     $(8,654)
                                             ===========    ==========   =========      ===========   =========     ========

(1) Amounts include our pro-rata share of the earnings for the Development Joint Venture, which we began to consolidate effective January 16, 2002 and two partnerships that we began to consolidate effective January 1, 2002. On the respective dates of consolidation, we had obtained a controlling interest in these partnerships and began to consolidate the operations of these partnerships, and no longer account for our interest in these partnerships using the equity method (see Note 3 to the consolidated financial statements). Amounts also include income with respect to an investment that was disposed of in the second quarter of 2003.

(2) Amounts include equity in earnings recorded for investments that have been held consistently throughout the three years ended December 31, 2003.
(3) "Other" reflects our share of general and administrative expense, interest expense, interest income, and other non-property, non-depreciation related operating results of these entities.
(4) Our equity in earnings includes our pro-rata share of gain on disposition of real estate investments totaling $187,000 and $3,737,000, respectively, during 2003 and 2002 (none in 2001).

         The decrease in equity in earnings of real estate entities when comparing 2002 to 2001, is caused by the consolidation of the Development Joint Venture and two additional partnerships (as discussed in Note 3 to the consolidated financial statements), partially offset by our pro-rata share of PSB's gain on sale of real estate investments totaling $3,737,000 for 2002.

         The decrease in equity in earnings of real estate entities when comparing 2003 to 2002 is caused by the net impact of PSB's gains, losses, and impairment charges recorded in these periods.

         Equity in earnings of PSB represents our pro-rata share (approximately 44% at December 31, 2003 and 2002) of the earnings of PS Business Parks, Inc., a publicly traded real estate investment trust (American Stock Exchange symbol "PSB") organized by the Company on January 2, 1997. As of December 31, 2003, we owned 5,418,273 common shares and 7,305,355 operating partnership units (units which are convertible into common shares on a one-for-one basis) in PSB. At December 31, 2003, PSB owned and operated 18.3 million net rentable square feet of commercial space located in eight states. PSB also manages approximately 960,000 net rentable square feet of commercial space owned by the Company and affiliated entities at December 31, 2003 pursuant to property management agreements.

         Accordingly, our future equity income from PSB will be dependent entirely upon PSB's operating results. PSB's filings and selected financial information can be accessed through the Securities and Exchange Commission, and on its website, www.psbusinessparks.com.

         On January 16, 2002, we acquired the remaining 70% ownership interest in the Development Joint Venture for cash totaling approximately $153,078,000. As a result, we began consolidating the operating results of the Development Joint Venture and no further equity in earnings will be recorded with respect to this entity for periods after January 16, 2002. Effective January 1, 2002 (see
Note 3 to the financial statements), we began consolidating the operating results of two other partnerships and no longer record equity in these entity's earnings with respect to our investments in these partnerships. Our earnings with respect our interests in these entities are included in the table above in the line "Disposed Investments." No further equity in earnings will be recorded with respect to these entities for periods after their respective dates of consolidation or disposal.

         The "Other Investments" includes our equity in earnings with respect to our pro-rata share of earnings with respect to seven limited partnerships, for which we held an approximately consistent level of equity interest during the three years ended December 31, 2002. The Company formed these limited partnerships during the 1980's. The Company is the general partner in each limited partnership, and manages each of these facilities for a management fee that is included in "interest and other income." The limited partners consist of numerous individual investors, including the Company, which throughout the 1990's acquired units of limited partnership interests in these limited partnerships in various transactions.

         Our future earnings with respect to the "Other investments" will be dependent upon the operating results of the 36 self-storage facilities that these entities own. The operating characteristics of these facilities are similar to those of the Company's self-storage facilities, and are subject to the same operational issues as the Consistent Group of self-storage facilities as discussed above with respect to Self-Storage Operations. See Note 6 to the consolidated financial statements for the operating results of these entities for the years ended December 31, 2003 and 2002.

Other Income and Expense Items
--------------------------------------------------------------------------------

         INTEREST AND OTHER INCOME: Interest in other income includes (i) the net operating results from our third party property management operations, (ii) the net operating results from our merchandise sales and consumer truck rentals and (iii) interest income.

         Interest and other income remained constant in 2003 as compared to 2002, reflecting the impact of improved operating results from our merchandise sales and consumer truck rentals, offset by lower interest income attributable to lower average interest rates on short-term cash investments and principal payments received on notes receivable.

         Interest and other income has decreased in 2002 as compared to 2001 principally as a result of lower cash balances invested in interest bearing accounts, lower interest rates, and the reduction in income generated from affiliated entities that were acquired by the Company.

         DEPRECIATION AND AMORTIZATION: Depreciation and amortization expense was $185,775,000 in 2003, $177,978,000 in 2002, and $164,914,000 in 2001.
Included in depreciation expense with respect to our real estate facilities was $171,561,000 in 2003, $166,871,000 in 2002, and $151,999,000 in 2001; the
increases are due to the acquisition and development of additional real estate facilities in 1999 through 2003. Depreciation expense with respect to other assets, primarily depreciation of equipment and containers associated with the containerized storage operations, was $7,610,000 in 2003, $4,503,000 in 2002, and $3,606,000 in 2001. Amortization expense with respect to intangible assets totaled $6,604,000 for the years ended December 31, 2003 and 2002, respectively, and $9,309,000 for the year ended December 31, 2001.

         Depreciation and amortization during 2003 with respect to real estate facilities acquired or developed during 2003 amounted to $971,000 which was for a partial period for the time they were acquired until December 31, 2003, and we expect the annual depreciation expense with respect to these facilities for 2003 and forward will approximate $2,705,000.

         GENERAL AND ADMINISTRATIVE EXPENSE: General and administrative expense was $17,127,000 in 2003, $15,619,000 in 2002, and $21,038,000 in 2001. General
and administrative costs for each year principally consist of state income taxes, investor relation expenses, and corporate and executive salaries. In addition, general and administrative expense includes expenses that vary depending upon the Company's activity levels in certain areas, such as overhead associated with the acquisition and development of real estate facilities, employee severance, and product research and development expenditures.

         The increase in general and administrative expense from 2002 to 2003 is primarily due to higher stock-based compensation expense. Included in general and administrative expense for 2003 is $2,685,000 with respect to stock-based compensation expense, including $530,000 in stock option expense, $970,000 in restricted stock expense, and $1,185,000 in payroll taxes and other costs associated with employees' exercise of 2,743,000 stock options in 2003. Stock-based compensation expense totaled $543,000 for 2002, which is comprised of $163,000 in stock option expense and $380,000 in payroll taxes and other costs associated with employees' exercise of 949,000 stock options during 2002.

         Restricted stock expense, based upon restricted stock units outstanding and the market price of our common stock at December 31, 2003, should approximate $2,592,000 in 2004, while stock option expense should approximate $600,000 in 2004, exclusive of payroll taxes on exercises of options. Future grants of restricted stock units and stock options could further increase our future stock-based compensation expense. The future level of payroll taxes and other costs associated with employees' exercise of stock options will depend upon the timing of employees' exercise of approximately 3,088,618 stock options outstanding at December 31, 2003, the Company's stock price at the time of exercise, and the level of future grants of stock options.

         General and administrative expense decreased in 2002 as compared to 2001, due primarily to a reduction in expenditures for product research, development overhead, consulting fees, lease termination costs relating to our PSPUD business, and employee severance costs, all of which totaled $5,630,000 in 2001.

         INTEREST EXPENSE: Interest expense was $1,121,000 in 2003, $3,809,000 in 2002, and $3,227,000 in 2001. Debt and related interest expense remain relatively low compared to our overall asset base. The decrease in interest expense in 2003 compared to 2002 and 2001 is principally the result of lower average debt balances, offset partially by decreased capitalized interest due to lower average in-process development balances. Capitalized interest expense totaled $6,010,000 in 2003, $6,513,000 in 2002, and $8,992,000 in 2001 in
connection with our development activities.

         Interest paid, including capitalized interest, was $7,131,000 in 2003, $10,322,000 in 2002, and $12,219,000 in 2001.

         We expect that our aggregate interest cost (interest expensed and capitalized interest combined) during fiscal 2004 will continue to decline as a result of principal amortization. During fiscal 2004, scheduled principal amortization approximates $40.0 million, of which approximately $28.0 million should be paid in the first half of 2004.

         In 2004, we expect that our average in-process development balances will exceed our average debt balances, and therefore we believe that virtually all of our interest will be capitalized in 2004. Accordingly, we expect that interest expense, net of capitalization, will be nominal.

         MINORITY INTEREST IN INCOME: Minority interest in income represents the income allocable to equity interests in Consolidated Entities, which are not owned by the Company. The following table summarizes minority interest in income for each of the three years ended December 31, 2003:


                                                   Minority interest in income for the year ended
                                                  ------------------------------------------------
                                                   December 31,     December 31,     December 31,
                  Description                          2003             2002             2001
                  -----------                     --------------    -------------   --------------
                                                                   (in thousands)
Preferred partnership interests...............       $   26,906       $   26,906       $   31,737
Consolidated Development Joint Venture (a)....            2,905            2,399            1,074
Newly Consolidated Partnerships (b)...........            3,649            3,357                -
Convertible Partnership Units (c).............              305              283              359
Acquired minority interests (d)...............              415            3,003            4,611
Other minority interests (e)..................            9,523            8,139            8,234
                                                  --------------    -------------   --------------
Total minority interests in income............       $   43,703       $   44,087       $   46,015
                                                  ==============    =============   ==============


(a) These amounts reflect income allocated to the minority interests in the Consolidated Development Joint Venture. Included in minority interest in income is $3,362,000, $3,227,000, and $2,386,000 in depreciation expense for the years ended December 31, 2003, 2002, and 2001, respectively.

(b) These amounts reflect the minority interests in two partnerships that we began consolidating effective January 1, 2002, as described in Note 3 to the Company's consolidated financial statements. Included in minority interest in income is $647,000 and $721,000 in depreciation expense for the years ended December 31, 2003 and 2002.

(c) These amounts reflect the minority interests represented by the Convertible Partnership Units (see Note 9 to the consolidated financial statements). Included in minority interest is $342,000, $354,000, and $308,000 in depreciation expense for the years ended December 31, 2003, 2002, and 2001, respectively.

(d) These amounts reflect income allocated to minority interests that the Company acquired as of December 31, 2003, and are therefore no longer outstanding at December 31, 2003. Included in minority interest in income is $216,000, $2,286,000, and $3,000,000 in depreciation expense for the years ended December 31, 2003, 2002, and 2001, respectively.

(e) These amounts reflect income allocated to minority interests that were outstanding consistently throughout the three years ended December 31, 2003. Included in minority interest in income is $1,761,000, $1,499,000, and $2,153,000 in depreciation expense for the years ended December 31, 2003, 2002, and 2001, respectively.

         On March 17, 2000, one of our consolidated operating partnerships issued $240.0 million of 9.5% Series N Cumulative Redeemable Perpetual Preferred Units. On March 29, 2000 the partnership issued $75.0 million of 9.125% Series O Cumulative Redeemable Perpetual Preferred Units and on August 11, 2000, issued $50.0 million of 8.75% Series P Cumulative Redeemable Perpetual Preferred Units. In August 2001, we repurchased, at par, $30 million of 9.125% Series O Cumulative Redeemable Perpetual Preferred Units. In October 2001, we repurchased, at par, $50 million of 8.75% Series P Cumulative Redeemable Perpetual Preferred Units. For the years ended December 31, 2001, 2002, and 2003, the holders of our preferred partnership units were paid in aggregate approximately $31,737,000, $26,906,000 and $26,906,000, respectively, in distributions and received a corresponding allocation of minority interest in earnings for the respective period. We estimate that during 2004 we will pay aggregate distributions totaling $26.9 million to these units with a corresponding allocation of income to minority interest in earnings.

         In November 1999, we formed a development joint venture (the "Consolidated Development Joint Venture") with a joint venture partner whose partners include an institutional investor and the Company's Chairman and former CEO, B. Wayne Hughes ("Mr. Hughes"). The Consolidated Development Joint Venture is funded solely with equity capital consisting of 51% from the Company and 49% from the joint venture partner. Included in minority interest in income for the years ended December 31, 2001, 2002, and 2003 is $1,074,000, $2,399,000, and
$2,905,000, respectively, representing our joint venture partner's pro-rata interest in the operations of the Consolidated Development Joint Venture. The facilities in the entity are newly developed facilities that are all in the fill-up phase. The increase in minority interest in income in 2003 and 2002 as compared to the preceding years with respect to the Consolidated Development Joint Venture is due to the opening and fill-up of the facilities owned by this entity. We expect that such minority interest in income will continue to increase during 2004 as the facilities continue to fill-up and increase the earnings of this entity.

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

         The acquired minority interests reflect interests in the consolidated entities that the Company acquired as of December 31, 2003 and are therefore no longer outstanding. There will be no further income allocated to these interests in 2004 and beyond.

         Other minority interests reflect income allocated to minority interests that have maintained a consistent level of interest throughout the three years ended December 31, 2003, comprised of investments in the Consolidated Entities and the Operating Partnership Units described in Note 9 to the Company's financial statements. The level of income allocated to these interests in the future is dependent upon the operating results of the storage facilities that these entities own, as well as any acquisitions of minority interests that the Company does in the future.

         DISCONTINUED OPERATIONS: As described more fully in the Note 4 to the consolidated financial statements, during 2002 and 2003 we implemented a business plan that included the closure of 31 of the 55 containerized storage facilities that were open at December 31, 2001 (these 31 facilities are referred to hereinafter as the "Closed Facilities"). Also, in 2003, we sold five self-storage facilities (the "Sold Self-Storage Facilities"), and in 2002 we sold one of our commercial facilities (the "Sold Commercial Property") to a third party.

         During 2002, in connection primarily with the closure or planned closure of 22 of the Closed Facilities, we recorded asset impairment losses with respect to the containers and equipment utilized by these facilities totaling $6,504,000. In 2003, we recorded impairment charges on assets for nine Closed Facilities of $2,479,000 and a $750,000 impairment charge on a real estate facility previously used by the containerized storage business, as well as an additional $355,000 loss upon sale of this real estate facility.

         During 2002, lease termination costs, representing the expected remaining lease liability following closure of the facilities, were accrued in the amount of $2,447,000 for 2002. In accordance with the provisions of Statement of Financial Accounting Standards No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" which we adopted on January 1, 2003, we no longer accrue for such lease termination or other liabilities and instead recognize such expenses as they are incurred. Such lease termination accruals would have been approximately $610,000 in the year ended December 31, 2003.

         The historical operations of the aforementioned facilities (including the asset impairment losses and lease termination costs) are classified as discontinued operations, with the rental income, cost of operations, and depreciation expense with respect to these facilities for current and prior periods included in the line-item "Discontinued Operations" on the consolidated income statement. These amounts are set forth below:

Discontinued Operations:
------------------------

                                              Year Ended December 31,                  Year Ended December 31,
                                         -------------------------------------     ------------------------------------
                                             2003          2002       Change           2002         2001        Change
                                         -------------  ----------  ----------     -----------    ---------   ---------
                                                                   (Dollar amounts in thousand)
Rental income (a):
    Sold self-storage facilities....          $1,579       $1,841       $(262)         $1,841        $1,897       $(56)
    Closed facilities...............           9,385       22,396     (13,011)         22,396        19,212      3,184
    Sold commercial property........               -          268        (268)            268           460       (192)
                                         -------------  ----------  ----------     -----------    ---------   ---------
        Total rental income.........          10,964       24,505     (13,541)         24,505        21,569      2,936

Cost of operations (a):
    Sold self-storage facilities....             617          742        (125)            742           769        (27)
    Closed facilities...............           8,178       22,588     (14,410)         22,588        18,063      4,525
    Sold commercial property........               -           84         (84)             84           111        (27)
                                         -------------  ----------  ----------     -----------    ---------   ---------
        Total cost of operations....           8,795       23,414     (14,619)         23,414        18,943      4,471

Depreciation and amortization (a):
    Sold self-storage facilities....             424          528        (104)            528           523          5
    Closed facilities...............           1,804        3,035      (1,231)          3,035         2,508        527
    Sold commercial property........               -          107        (107)            107           116         (9)
                                         -------------  ----------  ----------     -----------    ---------   ---------
       Total depreciation and
amortization .......................           2,228        3,670      (1,442)          3,670         3,147        523
                                         -------------  ----------  ----------     -----------    ---------   ---------

Loss before other items.............             (59)      (2,579)      2,520          (2,579)         (521)     (2,058)

Other items:
    Sold self-storage facilities (b)           5,476            -       5,476               -             -          -
    Closed facilities (c)...........          (3,584)      (8,951)      5,367          (8,951)            -     (8,951)
    Sold commercial property........               -            -           -               -             -          -
                                         -------------  ----------  ----------     -----------    ---------   ---------
       Total other items............           1,892       (8,951)     10,843          (8,951)            -     (8,951)
                                         -------------  ----------  ----------     -----------    ---------   ---------
Net discontinued operations (d).....          $1,833     ($11,530)    $13,363        ($11,530)         $521   ($11,009)
                                         =============  ==========  ==========     ===========    =========   =========


(a) These amounts represent the historical operations of the Closed Facilities and the Sold Facilities. Amounts with respect to these facilities for periods prior to 2002 were previously classified as rental income, cost of operations, and depreciation expense and gain/(loss) on sales in the financial statements.

(b) This represents the gain on sale recorded upon the completion of the sale of the Sold Self-storage facilities.

(c) Other charges include asset impairment charges with respect to the furniture, fixtures, and other assets of the Closed Facilities totaling $2,479,000 and $6,504,000 for the years ended December 31, 2003 and 2002, respectively. Amounts for 2003 also include a $750,000 impairment charge and a $355,000 loss on sale with respect to a real estate facility previously used by one of the Closed Facilities, which was sold in December 2003. Amounts for 2002 also include lease termination accruals.

(d) The net discontinued operations have resulted in an increase in our earnings per share of $0.01 per diluted common share for 2003 and reductions to our earnings per share of $0.09 and $0.00 per diluted common share for each of the two years ended December 31, 2002 and 2001, respectively.

         Six of the Closed Facilities are in the process of closing which may take up to several months to complete. We expect that these facilities will continue to generate operating losses until final closure.

         GAIN (LOSS) IN DISPOSITION OF REAL ESTATE: In the year ended December 31, 2003, we recorded a net gain on disposition of real estate assets of $1,007,000, as compared to a loss of $2,541,000 in 2002 and a gain of $4,091,000 in 2001. The gain in 2003 is composed of a gain on sale of investments of $316,000, and a gain on sale of seven parcels of land and two self-storage facilities aggregating $691,000. The net loss in 2002 is composed of a loss on disposition of land and a commercial facility totaling $702,000 as described in
Note 6, combined with a loss on disposition of partnership interests in the amount of $1,839,000 as described in Note 9. The gain in 2001 is related to the disposition of two real estate facilities and a parcel of land.

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

                                                                                  For the Year Ended December 31,
                                                                                       (Amount in thousands)
                                                                              -----------------------------------------
                                                                                 2003            2002           2001
                                                                              ----------      ----------     ----------
Net cash provided by operating activities.............................         $594,430        $588,961       $538,534

Allocable to minority interests (Preferred Units).....................          (26,906)        (26,906)       (31,737)
Allocable to minority interests (common equity).......................          (23,125)        (25,268)       (22,125)
                                                                              ----------      ----------     ----------
Cash from operations allocable to our shareholders....................          544,399         536,787        484,672

Capital improvements to maintain our facilities:
  Self-storage facilities.............................................          (29,287)        (25,952)       (34,436)
  Commercial properties...............................................             (888)         (1,041)        (1,042)
  Add back: minority interest share of capital improvements to maintain
    facilities........................................................              505             926          1,267
                                                                              ----------      ----------     ----------
Remaining operating cash flow available for distributions to our
   shareholders.......................................................          514,729         510,720        450,461

Distributions paid:
   Preferred stock dividends..........................................         (146,196)       (148,926)      (117,979)
   Equity Stock, Series A dividends...................................          (21,501)        (21,501)       (19,455)
   Regular distributions to Common and Class B shareholders...........         (225,864)       (221,299)      (162,481)
   Special distributions to Common and Class B shareholders (a).......                -               -        (42,115)
                                                                              ----------      ----------     ----------
Cash available for principal payments on debt and reinvestment........         $121,168        $118,994       $108,431
                                                                              ==========      ==========     ==========


(a) The special distribution in 2001 enabled the Company to maintain its REIT status with respect to the distribution requirements.

         Our financial profile is characterized by a low level of debt to total capitalization, increasing net income, increasing cash flow from operations, and a conservative dividend payout ratio with respect to the common stock. We expect to fund our growth strategies with cash on hand at December 31, 2003, internally generated retained cash flows, and proceeds from issuing equity securities. In general, our current strategy is to continue to finance our growth with permanent capital, either common or preferred equity. We have in the past used our $200 million line of credit as temporary "bridge" financing, and repaid those amounts with internally generated cash flows and proceeds from the placement of permanent capital. As of December 31, 2003, we had no outstanding borrowings under our $200 million bank line of credit, which matures on October 31, 2004. We are currently in the process of amending this credit facility to provide for, among other items, an extension of the maturity date and enhancement to certain covenants.

         Over the past three years we have funded substantially all of our acquisitions with permanent capital (both common and preferred securities). We have elected to use preferred securities as a form of leverage despite the fact that the dividend rates of our preferred securities exceed the prevailing market interest rates on conventional debt. We have chosen this method of financing for the following reasons: (i) under the REIT structure, a significant amount of operating cash flow needs to be distributed to our shareholders making it difficult to repay debt with operating cash flow alone, (ii) our perpetual preferred stock has no sinking fund requirement, or maturity date and does not require redemption, all of which eliminate any future refinancing risks, (iii) after the end of a non-call period, we have the option to redeem the preferred stock at any time, which in 2003, 2002, and 2001 enabled us to effectively refinance higher coupon preferred stock with new preferred stock at lower rates,
(iv) preferred stock does not contain onerous covenants, thus allowing us to maintain significant financial flexibility, and (v) dividends on the preferred stock can be applied to our REIT distribution requirements.

         Our credit ratings on each of our series of Cumulative Preferred Stock by each of the three major credit agencies are "Baa2" by Moody's and "BBB+" by both Standard & Poor's and Fitch IBCA.

         Our portfolio of real estate facilities remains substantially unencumbered. At December 31, 2003, we had mortgage debt outstanding of $16.6 million (which encumbers 21 facilities with a book value of $55.5 million) and unsecured debt in the amount of $59.4 million.

         We believe that our size and financial flexibility enables us to access capital when appropriate. Since 2001, we completed the following capital raising activities (amounts are presented net of issuance costs):

                                                                           Cumulative       Equity Stock
               Securities issued                      Date issued        Preferred Stock       Series A
-------------------------------------------     -------------------      ---------------    ------------
                                                                                 (in thousands)
8.600% Cumulative Preferred Stock, Series Q     January 19, 2001             $  166,966       $      -
Public issuance of Equity Stock, Series A       April 11, 2001                        -         51,836
Direct placement of Equity Stock, Series A      May 31, 2001                          -         20,294
8.00% Cumulative Preferred Stock, Series R      September 28, 2001              493,085              -
7.875% Cumulative Preferred Stock, Series S     October 31, 2001                139,022              -
Direct placement of Equity Stock, Series A      November 21, 2001                     -          2,690
7.625% Cumulative Preferred Stock, Series T     January 18, 2002                145,075              -
7.625% Cumulative Preferred Stock, Series U     February 19, 2002               145,075              -
7.500% Cumulative Preferred Stock, Series V     September 30, 2002              166,866              -
6.500% Cumulative Preferred Stock, Series W     October 6, 2003                 128,126              -
6.500% Cumulative Preferred Stock, Series X     November 13, 2003               116,020              -
6.850% Cumulative Preferred Stock, Series Y     January 2, 2004                  40,000              -
6.250% Cumulative Preferred Stock, Series Z     March 5, 2004                   108,956              -
                                                                         ---------------    ------------
                                                                             $1,649,191        $74,820
                                                                         ===============    ============


         On January 2, 2004, in a private transaction, we sold 1,600,000 shares (par value of $40,000,000) of our Preferred Stock, Series Y, priced at 6.850%. On March 5, 2004, we sold 4,500,000 depositary shares, with each depositary share representing 1/1,000 of a share of 6.250% Cumulative Preferred Stock, Series Z (par value $112,500,000).

         We used approximately $1,034,521,000 of these net proceeds in order to redeem higher-coupon preferred securities, as follows:

                                                                                             Preferred
                                                   Date Redeemed or        Cumulative       Partnership
       Security Redeemed or Repurchased               Repurchased        Preferred Stock        Units
-------------------------------------------     ---------------------   -----------------   -----------
                                                                                 (in thousands)
9.125% Cumulative Preferred Units, Series O     August 31, 2001              $        -       $ 30,000
8.875% Cumulative Preferred Stock, Series G     September 28, 2001              172,525              -
8.450% Cumulative Preferred Stock, Series H     October 5, 2001                 168,775              -
8.750% Cumulative Preferred Units, Series P     October 15, 2001                      -         50,000
8.625% Cumulative Preferred Stock, Series I     November 13, 2001               100,025              -
10.00% Cumulative Preferred Units, Series A     September 30, 2002               45,643              -
8.000% Cumulative Preferred Stock, Series J     October 7, 2002                 150,018              -
Cumulative Preferred Stock, Series C            October 7, 2002                  30,018              -
9.200% Cumulative Preferred Stock, Series B     March 31, 2003                   57,517              -
8.250% Cumulative Preferred Stock, Series K     January 19, 2004                115,000              -
8.250% Cumulative Preferred Stock, Series L     March 10, 2004                  115,000              -
                                                                        -----------------   ----------
                                                                             $  954,521        $80,000
                                                                        =================   ==========

        The Cumulative Preferred Stock amounts listed above include redemption costs.

         During 2005, approximately $398 million of preferred securities become redeemable, at our option, having a weighted average rate of 9.6%. It is our intent to redeem these securities with lower rate preferred securities. As indicated above, we recently issued preferred securities with a rate of 6.25%. There is no assurance that rates will continue at these historical low levels. We may, during the course of 2004, issued preferred stock in anticipation of the aforementioned 2005 redemptions.

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

         Aggregate dividends paid during 2003 totaled $146.2 million to the holders of our Cumulative Preferred Stock, $225.9 million to the holders of our Common Stock and $21.5 million to the holders of our Equity Stock, Series A. Although we have not finalized the calculation of our 2003 taxable income, we believe that the aggregate dividends paid in 2003 to our shareholders enabled us to continue to qualify as a REIT.

         We estimate that the distribution requirements for fiscal 2004 with respect to our Cumulative Preferred Stock outstanding, and assuming the redemption of Cumulative Preferred Stock, Series K, will be approximately $147.6 million.

         During 2003, we paid distributions totaling $26.9 million with respect to our Preferred Partnership Units. We estimate the annual distributions requirements with respect to the preferred partnership units outstanding at December 31, 2003 to be approximately $26.9 million.

         For 2003, distributions with respect to the Common Stock and Equity Stock, Series A will be determined based upon our REIT distribution requirements after taking into consideration distributions to the preferred shareholders. We anticipate that, at a minimum, quarterly distributions per common share will remain at $0.45 per common share. For the first quarter of 2004, our Board of Directors has declared a quarterly distribution of $0.45 per common share.

         With respect to the depositary shares of Equity Stock, Series A, we have no obligation to pay distributions if no distributions are paid to the common shareholders. To the extent that we do pay common distributions in any year, the holders of the depositary shares receive annual distributions equal to the lesser of (i) five times the per share dividend on the common stock or (ii) $2.45. The depositary shares are non-cumulative, and have no preference over our Common Stock either as to dividends or in liquidation.

         CAPITAL IMPROVEMENT REQUIREMENTS: During 2004, we have budgeted approximately $53.0 million for capital improvements. Capital improvements include major repairs or replacements to the facilities that keep the facilities in good operation condition and maintain their visual appeal. Capital improvements do not include costs relating to the development or expansion of facilities.

         DEBT SERVICE REQUIREMENTS: We do not believe we have any significant refinancing risks with respect to our mortgage debt, all of which is fixed rate. At December 31, 2003, we had total outstanding notes payable of approximately $76.0 million. See Note 7 to the consolidated financial statements for approximate principal maturities of such borrowings. We anticipate that our retained operating cash flow will continue to be sufficient to enable us to make scheduled principal payments. It is our current intent to fully amortize our debt as opposed to refinance debt maturities with additional debt.

         ACQUISITION AND DEVELOPMENT OF FACILITIES: No facilities were acquired from third parties during 2003. During 2002, we acquired nine self-storage facilities for approximately $30.1 million. Our low level of third party acquisitions over the past two years is not indicative of either the supply of facilities offered for sale or our ability to finance the acquisitions, but is primarily due to prices sought by sellers and our lack of desire to pay such prices. During 2004, we will continue to seek to acquire additional self-storage facilities from third parties; however, it is difficult to estimate the amount of third party acquisitions we will undertake.

         During 2003, we acquired through a merger all of the remaining limited partnership interest not currently owned by the Company in PS Partners IV, Ltd., a partnership that is consolidated with the Company. The acquisition cost was approximately $23,377,000, consisting of the issuance of 426,859 shares of our common stock ($13,510,000) valued at the closing trading price of the shares at the date of the acquisition, and cash of approximately $9,867,000; this acquisition had the effect of reducing minority interest by $6,690,000, with the excess of cost over underlying book value ($16,687,000) allocated to real estate.

         In June 2004, we anticipate that we will acquire a limited partnership interest in one of our Consolidated Entities. Our estimate of the acquisition cost is approximately $25 million.

         In November 1999, we formed a second joint venture partnership for the development of approximately $100 million of self-storage facilities. The venture is funded solely with equity capital consisting of 51% from us and 49% from the joint venture partner. The term of the joint venture is 15 years. After six years, the joint venture partner has the right to cause the Company to purchase the joint venture partner's interest for an amount necessary to provide them with a maximum return of 10.75% or less in certain circumstances. Our estimate of the purchase price of this interest is approximately $105 million.

         On January 1, 2004, we entered into a joint venture with an institutional investor for the purpose of acquiring up to $125.0 million of existing self-storage properties in the United States from third parties. The venture will be funded entirely with equity consisting of 30% from the Company and 70% from the institutional investor. The venture has a nine-month investment period (through September 2004) to identify and acquire facilities. To date no facilities have been acquired by the venture.

         We currently have a development "pipeline" of 38 self-storage facilities and expansions to existing self-storage facilities with an aggregate estimated cost of approximately $156.3 million (unaudited). Approximately $69.6 million of development cost has been incurred as of December 31, 2003. We have acquired the land for 33 of these projects, which have an aggregate estimated cost of approximately $121.4 million (unaudited), and costs incurred as of December 31, 2003 of approximately $67.8 million. The remaining five facilities represent identified sites where we have an agreement in place to acquire the land, generally within one year. We anticipate that the development cost of these projects will be funded solely by the Company.

The development and fill-up of these storage facilities is subject to significant contingencies such as obtaining appropriate governmental approvals. We estimate that the amount remaining to be spent of approximately $86.7 million will be incurred over the next 18 - 24 months. The following table sets forth certain information with respect to our development pipeline.



DEVELOPMENT PIPELINE SUMMARY

                                                    Number      Net     Total estimated   Costs incurred
                                                      of     rentable      development        through         Costs to
                                                   projects    sq. ft.        costs           12/31/03        complete
                                                  ---------- ---------  ---------------   --------------     ----------
                                                                               (Amounts in thousands)
  Facilities currently under construction:
    Self-storage facilities                            6          435      $   50,186       $   44,749       $    5,437
    Expansions to existing self-storage               14          613          34,094           17,837           16,257
     facilities
                                                  ---------- ---------  ---------------   --------------     ----------
                                                      20        1,048          84,280           62,586           21,694

  Facilities awaiting  construction,  where land
     is acquired:
    Self-storage facilities                            2          123          10,361            4,432            5,929
    Expansions to existing self-storage               11          433          26,775              808           25,967
     facilities
                                                  ---------- ---------  ---------------   --------------     ----------
                                                      13          556          37,136            5,240           31,896

  Self-storage facilities awaiting
    construction, where land has not yet been
    acquired                                           5          32           34,920            1,794           33,126
                                                  ---------- ---------  ---------------   --------------     ----------
  Total Development Pipeline                          38        1,930      $  156,336       $   69,620       $   86,716
                                                  ========== =========  ===============   ==============     ==========


         In addition to the above projects, we have five parcels of land held for development with total costs of approximately $12,236,000 at December 31, 2003. These parcels will either be developed or sold.

         STOCK REPURCHASE PROGRAM: The Company's Board of Directors has authorized the repurchase from time to time of up to 25,000,000 shares of the Company's common stock on the open market or in privately negotiated transactions. During 2001, we repurchased a total of 10,585,593 common shares, for a total aggregate cost of approximately $276.9 million. During 2003, we repurchased 175,000 shares for approximately $6.0 million. From the inception of the repurchase program through December 31, 2003, we have repurchased a total of 21,672,020 shares of common stock at an aggregate cost of approximately $541.9 million.

ITEM 7A. Quantitative and Qualitative Disclosures about Market Risk

         To limit our exposure to market risk, we principally finance our operations and growth with permanent equity capital consisting either of common or preferred stock. At December 31, 2003, the Company's debt as a percentage of total shareholders' equity (based on book values) was 1.8%.

         Our preferred stock is not redeemable at the option of the holders. Except under certain conditions relating to the Company's qualification as a REIT, the Senior Preferred Stock is not redeemable by the Company prior to the following dates: Series D - September 30, 2004, Series E - January 31, 2005, Series F - April 30, 2005, Series K - January 19, 2004, Series L - March 10, 2004, Series M - August 17, 2004, Series Q - January 19, 2006, Series R - September 28, 2006, Series S - October 31, 2006, Series T - January 18, 2007, Series U - February 19, 2007, Series V - September 30, 2007, Series W - October 6, 2008, Series X - November 13, 2008, Series Y - January 2, 2009 and Series Z - March 5, 2009. On or after the respective dates, each of the series of Senior Preferred Stock will be redeemable at the option of the Company, in whole or in part, at $25 per share (or depositary share in the case of the Series K through Series X, and Series Z), plus accrued and unpaid dividends.

         Our market risk sensitive instruments include notes payable, which totaled $76,030,000 at December 31, 2003. All of our notes payable bear interest at fixed rates. See Note 7 to the consolidated financial statements for terms, valuations and approximate principal maturities of the notes payable as of December 31, 2003.

ITEM 8.  Financial Statements and Supplementary Data

         The financial statements of the Company at December 31, 2003 and December 31, 2002 and for each of the three years in the period ended December 31, 2003 and the report of Ernst & Young LLP, Independent Auditors, thereon and the related financial statement schedule, are included elsewhere herein. Reference is made to the Index to Financial Statements and Schedules in Item 15.

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure


         Not applicable.

ITEM 9A. Controls and Procedures

         The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in reports the Company files and submits under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in accordance with SEC guidelines and that such information is communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure based on the definition of "disclosure controls and procedures" in Rule 13a-15(e) of the Exchange Act. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Also, the Company has investments in certain unconsolidated entities. As the Company does not control or manage these entities, its disclosure controls and procedures with respect to such entities are substantially more limited than those it maintains with respect to its consolidated subsidiaries.

         At the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer, Chief Operating Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e). Based upon that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective. During the fourth quarter of 2003, there were no changes in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

                                    PART III

ITEM 10. Directors and Executive Officers of the Registrant

         The information required by this item with respect to directors is hereby incorporated by reference to the material appearing in the Company's definitive proxy statement filed in connection with the annual shareholders' meeting to be held on May 6, 2004 (the "Proxy Statement") under the caption "Election of Directors." Information required by this item with respect to executive officers is provided in Item 4A of this report. See "Executive Officers of the Company."

         The information required by this item with respect to audit committee financial expert is hereby incorporated by reference to the material appearing in the Company's definitive proxy statement filed in connection with the annual shareholders' meeting to be held on May 6, 2004 (the "Proxy Statement") under the caption "Election of Directors - Directors and Committee Meetings."

         The information required by this item with respect to the adoption of a code of ethics is hereby incorporated by reference to the material appearing in the Company's definitive proxy statement filed in connection with the annual shareholders' meeting to be held on May 6, 2004 (the "Proxy Statement") under the caption "Election of Directors - Directors and Committee Meetings." The code of ethics adopted by senior management is filed herewith as Exhibit 14.

ITEM 11. Executive Compensation

         The information required by this item is hereby incorporated by reference to the material appearing in the Proxy Statement under the captions "Compensation" and "Compensation Committee Interlocks and Insider
Participation."

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters


         The information required by this item is hereby incorporated by reference to the material appearing in the Proxy Statement under the captions "Election of Directors - Security Ownership of Certain Beneficial Owners" and "Security Ownership of Management."

         The following table sets forth information as of December 31, 2003 on the Company's equity compensation plans:

                                           Number of
                                       securities to be       Weighted
                                          issued upon         average       Number of securities
                                          exercise of      exercise price    remaining available
                                          outstanding      of outstanding    for future issuance
                                           options,           options,          under equity
                                         warrants and       warrants and     compensation plans
                                            rights             rights
                                      -----------------   ---------------   --------------------
 Equity  compensation  plans approved
 by security holders                        3,054,450           $27.15            4,223,207

 Equity    compensation   plans   not
 approved by security holders                  34,168           $26.35              236,669



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

ITEM 13. Certain Relationships and Related Transactions

         The information required by this item is hereby incorporated by reference to the material appearing in the Proxy Statement under the caption "Certain Relationships and Related Transactions and Legal Proceedings."

ITEM 14. Principal Accountant Fees and Services

         Fees billed to the Company by Ernst & Young LLP for 2002 and 2003, as are follows:

         Audit Fees: Audit fees billed (or expected to be billed) to the Company by Ernst & Young LLP for the audit of the Company's annual financial statements, reviews of the quarterly financial statements included in the Company's quarterly reports on Form 10-Q and services in connection with the Company's registration statements and securities offerings totaled $360,400 for 2002 and $369,400 in 2003.

         Tax Fees: Tax fees billed (or expected to be billed) to the Company by Ernst & Young LLP for tax services (primarily federal and state income tax preparation) totaled $590,200 in 2002 and $615,700 in 2003.

         Audit Related Fees and Other Fees: During 2002 and 2003 Ernst & Young LLP did not bill the Company for audit related services or any other services, except audit services and tax services denoted above.

         The Audit Committee of the Company pre-approves all services performed by Ernst & Young LLP, including those listed above. At this time, the Audit Committee has not delegated pre-approval authority to any member or members of the Audit Committee.

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

   3. Exhibits

                  See Index to Exhibits contained herein.

b. Reports on Form 8-K

   The Company furnished a Current Report on Form 8-K dated and filed November 6, 2003, pursuant to Item 7 with its press release announcing its results for the quarter ended September 30, 2003.

   The Company filed a Current Report on Form 8-K, dated November 6, 2003 (filed November 7, 2003), pursuant to Item 5, in connection with the Company's public offering in November 2003 of depositary shares, each representing 1/1,000 of a share of the Company's 6.450% Cumulative Preferred Stock, Series X.

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

3.40 Certificate of Determination for 6.450% Cumulative Preferred Stock, Series X. Filed with Registrant's Form 8-A Registration Statement relating to the Depositary Shares Each Representing 1/1,000 of a Share of 6.450% Cumulative Preferred Stock, Series W and incorporated herein by reference.

3.41 Certificate of Determination for 6.850% Cumulative Preferred Stock, Series Y. Filed herewith relating to the Shares of 6.850% Cumulative Preferred Stock, Series Y and incorporated as Exhibit 3.41.

3.42 Certificate of Determination for 6.250% Cumulative Preferred Stock, Series Z. Filed with Registrant's Form 8-A Registration Statement relating to the Depositary Shares Each Representing 1/1,000 of a Share of 6.250% Cumulative Preferred Stock, Series Z and incorporated herein by reference.

3.43 Bylaws, as amended. Filed with Registrant's Registration Statement No. 33-64971 and incorporated herein by reference.

3.44     Amendment  to Bylaws  adopted on May 9, 1996.  Filed with  Registrant's
         Registration   Statement  No.  333-03749  and  incorporated  herein  by
         reference.

3.45     Amendment to Bylaws adopted on June 26, 1997.  Filed with  Registrant's
         Registration   Statement  No.  333-41123  and  incorporated  herein  by
         reference.

3.46     Amendment to Bylaws adopted on January 6, 1998. Filed with Registrant's
         Registration   Statement  No.  333-41123  and  incorporated  herein  by
         reference.

3.47 Amendment to Bylaws adopted on February 10, 1998. Filed with Registrant's Current Report on Form 8-K dated February 10, 1998 and incorporated herein by reference.

3.48 Amendment to Bylaws adopted on March 4, 1999. Filed with Registrant's Current Report on Form 8-K dated March 4, 1999 and incorporated herein by reference.

3.49 Amendment to Bylaws adopted on May 6, 1999. Filed with Registrants' Form 10-Q for the quarterly period ended March 31, 1999 and incorporated herein by reference.

3.50 Amendment to Bylaws adopted on November 7, 2002. Filed with Registrant's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2002 and incorporated herein by reference.

3.51     Amendment to Bylaws adopted on March 11,2004.  Filed herewith.

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

10.41 Deposit Agreement dated as of October 6, 2003 among Registrant, EquiServe Trust Company, N.A. and the holders of the depositary receipts evidencing the Depositary Shares Each Representing 1/1,000 of a Share of 6.500% Cumulative Preferred Stock, Series W. Filed with Registrant's Form 8-A Registration Statement relating to the Depositary Shares Each Representing 1/1,000 of a Share of 5.500% Cumulative Preferred Stock, Series W and incorporated herein by reference.

10.42 Deposit Agreement dated as of November 13, 2003 among Registrant, EquiServe Trust Company, N.A. and the holders of the depositary receipts evidencing the Depositary Shares Each Representing 1/1,000 of a Share of 6.450% Cumulative Preferred Stock, Series X. Filed with Registrant's Form 8-A Registration Statement relating to the Depositary Shares Each Representing 1/1,000 of a Share of 6.450% Cumulative Preferred Stock, Series X and incorporated herein by reference.

10.43 Deposit Agreement dated as of March 5, 2004 among Registrant, EquiServe Trust Company, N.A. and the holders of the depositary receipts evidencing the Depositary Shares Each Representing 1/1,000 of a Share of 6.250% Cumulative Preferred Stock, Series Z. Filed with Registrant's Form 8-A Registration Statement relating to the Depositary Shares Each Representing 1/1,000 of a Share of 6.250% Cumulative Preferred Stock, Series Z and incorporated herein by reference.

10.44 Limited Partnership Agreement of PSAF Acquisition Partners, L.P. between PS Texas Holdings, Ltd. and the Limited Partner dated as of December 18, 2003. Filed herewith.

11 Statement Re: Computation of Ratio of Earnings per Share. Filed herewith.

12 Statement Re: Computation of Ratio of Earnings to Fixed Charges. Filed herewith.

14       Code of Ethics for Senior Financial Officers.  Filed herewith.

21       Subsidiaries of the Registrant. File herewith.

23       Consent of Independent Auditors.  Filed herewith.

31.1 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 signed and dated by Ronald L. Havner. Filed herewith.

31.2 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 signed and dated by Harvey Lenkin. Filed herewith.

31.3 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 signed and dated by John Reyes. Filed herewith.

32 Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 signed and dated by Ronald L. Havner, Harvey Lenkin and John Reyes. Furnished herewith.

*        Compensatory benefit plan.
**       Management contract.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                  PUBLIC STORAGE, INC.

Date:  March 12, 2004                             By:   /s/ Harvey Lenkin
                                                        -----------------
                                                        Harvey Lenkin, President

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


                Signature                                              Title                                    Date
-------------------------------            -------------------------------------------------------         --------------
/s/ Ronald L. Havner, Jr.                                                                                  March 12, 2004
-------------------------------            Vice-Chairman of the Board, Chief
Ronald L. Havner, Jr.                      Executive Officer and Director
                                           (principal executive officer)

/s/ Harvey Lenkin                          President and Director                                          March 12, 2004
-------------------------------
Harvey Lenkin

/s/ John Reyes                             Senior Vice President and                                       March 12, 2004
-------------------------------            Chief Financial Officer
John Reyes                                 (principal financial officer and principal
                                           accounting Officer)

/s/ B. Wayne Hughes                        Chairman of the Board                                           March 12, 2004
-------------------------------
B. Wayne Hughes

/s/ B. Wayne Hughes, Jr.                   Director                                                        March 12, 2004
-------------------------------
B. Wayne Hughes, Jr.

/s/ Robert J. Abernethy                    Director                                                        March 12, 2004
-------------------------------
Robert J. Abernethy

/s/ Dann V. Angeloff                       Director                                                        March 12, 2004
-------------------------------
Dann V. Angeloff

/s/ William C. Baker                       Director                                                        March 12, 2004
-------------------------------
William C. Baker

/s/ John T. Evans                          Director                                                        March 12, 2004
-------------------------------
John T. Evans

/s/ Uri P. Harkham                         Director                                                        March 12, 2004
-------------------------------
Uri P. Harkham

/s/ Daniel C. Staton                       Director                                                        March 12, 2004
-------------------------------
Daniel C. Staton


                              PUBLIC STORAGE, INC.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                                  AND SCHEDULES

                                  (Item 15 (a))


                                                                 Page References

Report of Independent Auditors...................................       F-1

Consolidated balance sheets as of December 31, 2003 and 2002.....       F-2

For each of the three years in the period ended December 31, 2003:

Consolidated statements of income................................       F-3

Consolidated statements of shareholders' equity .................       F-4

Consolidated statements of cash flows............................    F-5 - F-6

Notes to consolidated financial statements.......................   F-7 - F- 42

Schedule:

III - Real estate and accumulated depreciation...................   F-43 - F-80


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

                         REPORT OF INDEPENDENT AUDITORS
                         ------------------------------





The Board of Directors and Shareholders
Public Storage, Inc.


We have audited the accompanying consolidated balance sheets of Public Storage, Inc. as of December 31, 2003 and 2002, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2003. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Public Storage, Inc. at December 31, 2003 and 2002, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.





                                                              ERNST & YOUNG LLP

Los Angeles, California

February 20, 2004

                              PUBLIC STORAGE, INC.
                           CONSOLIDATED BALANCE SHEETS
                           December 31, 2003 and 2002
                    (amounts in thousands, except share data)



                                                                                     December 31,        December 31,
                                                                                         2003                2002
                                                                                   ---------------      ---------------

                                       ASSETS

Cash and cash equivalents....................................................      $     204,833        $     103,124
Real estate facilities, at cost:
   Land......................................................................          1,332,882            1,304,881
   Buildings.................................................................          3,792,616            3,683,645
                                                                                   ---------------      ---------------
                                                                                       5,125,498            4,988,526
   Accumulated depreciation..................................................         (1,153,059)            (987,546)
                                                                                   ---------------      ---------------
                                                                                       3,972,439            4,000,980
   Construction in process...................................................             69,620               87,516
   Land held for development.................................................             12,236               17,807
                                                                                   ---------------      ---------------
                                                                                       4,054,295            4,106,303

Investment in real estate entities...........................................            336,696              329,679
Goodwill.....................................................................             78,204               78,204
Intangible assets, net.......................................................            111,289              117,893
Notes receivable, primarily due from related parties.........................            100,510               24,324
Other assets.................................................................             82,242               84,135
                                                                                   ---------------      ---------------
              Total assets...................................................      $   4,968,069        $   4,843,662
                                                                                   ===============      ===============
                       LIABILITIES AND SHAREHOLDERS' EQUITY

Notes payable................................................................      $      76,030        $     115,867
Preferred stock called for redemption........................................            115,000                    -
Accrued and other liabilities................................................            131,103              129,327
                                                                                   ---------------      ---------------
         Total liabilities...................................................            322,133              245,194
Minority interest:
   Preferred partnership interests...........................................            285,000              285,000
   Other partnership interests...............................................            141,137              154,499
Commitments and contingencies
Shareholders' equity:
   Cumulative Preferred Stock, $0.01 par value, 50,000,000 shares authorized,
     5,763,986 shares issued (in series) and outstanding, (9,258,486 at
     December 31, 2002) at liquidation preference............................          1,867,025            1,817,025
   Common Stock, $0.10 par value, 200,000,000 shares authorized, 126,986,734
     shares issued and outstanding (116,991,455 at December 31, 2002)........             12,699               11,699
   Equity Stock, Series A, $0.01 par value, 200,000,000 shares authorized,
     8,776.102 shares issued and outstanding.................................                  -                    -
   Class B Common Stock, $0.10 par value, 7,000,000 shares authorized, no shares
     issued and outstanding (7,000,000 at December 31, 2002).................                  -                  700

   Paid-in capital...........................................................          2,438,632            2,371,194
   Cumulative net income.....................................................          2,366,660            2,030,007
   Cumulative distributions paid.............................................         (2,465,217)          (2,071,656)
                                                                                   ---------------      ---------------
         Total shareholders' equity..........................................          4,219,799            4,158,969
                                                                                   ---------------      ---------------
              Total liabilities and shareholders' equity.....................      $   4,968,069        $   4,843,662
                                                                                   ===============      ===============

                             See accompanying notes.

                              PUBLIC STORAGE, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
        For each of the three years in the period ended December 31, 2003
                  (amounts in thousands, except per share data)


                                                                            2003                2002                2001
                                                                        -------------       -------------       -------------
Revenues:
   Rental income:
      Self-storage facilities...................................        $    798,584        $    761,446        $    719,765
      Commercial properties.....................................              11,442              11,781              12,070
      Containerized storage facilities..........................              33,953              29,723              28,474
   Tenant reinsurance premiums..................................              22,464              19,947                   -
   Interest and other income....................................               8,628               8,661              14,225
                                                                        -------------       -------------       -------------
                                                                             875,071             831,558             774,534
                                                                        -------------       -------------       -------------
Expenses:
  Cost of operations:
      Storage facilities........................................             280,905             250,215             228,442
      Commercial properties.....................................               4,688               4,462               3,861
      Containerized storage facilities..........................              20,918              23,056              24,941
      Tenant reinsurance........................................              11,987               9,411                   -
  Depreciation and amortization.................................             185,775             177,978             164,914
  General and administrative....................................              17,127              15,619              21,038
  Interest expense..............................................               1,121               3,809               3,227
                                                                        -------------       -------------       -------------
                                                                             522,521             484,550             446,423
                                                                        -------------       -------------       -------------
Income before equity in earnings of real estate entities, minority interest, discontinued operations and gain (loss) on
   disposition of real estate and real estate investments.......             352,550             347,008             328,111

Equity in earnings of real estate entities .....................              24,966              29,888              38,542
Minority interest in income:
  Preferred partnership interests...............................             (26,906)            (26,906)            (31,737)
  Other partnership interests...................................             (16,797)            (17,181)            (14,278)
Discontinued operations.........................................               1,833             (11,530)               (521)
Gain (loss) on disposition of real estate and real estate                      1,007              (2,541)              4,091
   investments .................................................
                                                                        -------------       -------------       -------------
Net income......................................................        $    336,653        $    318,738        $    324,208
                                                                        =============       =============       =============
Net income allocation:
----------------------
   Allocable to preferred shareholders:
       Based on distributions paid..............................        $    146,196        $    148,926        $    117,979
       Based on redemptions of preferred stock (Note 2).........               7,120               6,888              14,835
   Allocable to Equity Stock, Series A..........................              21,501              21,501              19,455
   Allocable to common shareholders.............................             161,836             141,423             171,939
                                                                        -------------       -------------       -------------
                                                                        $    336,653        $    318,738        $    324,208
                                                                        =============       =============       =============
Net income per common share - basic
   Continuing operations........................................              $1.28               $1.24               $1.41
   Discontinued operations......................................               0.01               (0.09)                  -
                                                                        -------------       -------------       -------------
                                                                              $1.29               $1.15               $1.41
                                                                        =============       =============       =============
Net income per common share - diluted
   Continuing operations........................................              $1.27               $1.23               $1.39
   Discontinued operations......................................               0.01               (0.09)                 -
                                                                        -------------       -------------       -------------
                                                                              $1.28               $1.14               $1.39
                                                                        =============       =============       =============
Net income per depositary share of Equity Stock, Series A (basic
   and diluted) ................................................              $2.45               $2.45               $2.45
                                                                        =============       =============       =============
Basic weighted average common shares outstanding................             125,181             123,005             122,310
                                                                        =============       =============       =============
Diluted weighted average common shares outstanding..............             126,517             124,571             123,577
                                                                        =============       =============       =============
Weighted average shares of Equity Stock, Series A (basic and
   diluted) ....................................................               8,776               8,776               7,940
                                                                        =============       =============       =============

                             See acompanying note.

                              PUBLIC STORAGE, INC.
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
        For each of the three years in the period ended December 31, 2003
           (Amounts in thousands, except share and per share amounts)


                                                                       Cumulative                 Class B
                                                                        Preferred      Common     Common       Paid-in
                                                                          Stock         Stock      Stock       Capital
                                                                       -----------    ---------   --------   -----------
Balances at December 31, 2000....................................      $1,155,150      $12,370     $  700   $2,506,736
   Issuance of Cumulative Preferred Stock; Series Q (6,900 shares),
     Series R (20,400 shares) and Series S (5,750 shares)........         826,250            -          -      (27,177)
   Redemption of Cumulative Preferred Stock; Series G (6,900
     shares), Series H (6,750 shares) and Series I (4,000 shares)        (441,250)           -          -          (75)
   Issuance of Equity Stock, Series A (3,140.500 shares).........               -            -          -       74,820
   Issuance of Common Stock (1,843,634 shares) ..................               -          184          -       46,487
   Repurchase of Common Stock (10,585,593 shares)................               -       (1,058)         -     (275,803)
   Issuance of Put Option  (Note 10).............................               -            -          -          910
   Net income....................................................               -            -          -            -
   Distributions to shareholders:
     Cumulative Preferred Stock..................................               -            -          -            -
     Equity Stock, Series A......................................               -            -          -            -
     Common Stock ($1.69 per common share and common share                      -            -          -            -
     equivalent).................................................
                                                                      -----------    ---------   --------   -----------
Balances at December 31, 2001....................................       1,540,150       11,496        700    2,325,898
   Issuance of Cumulative Preferred Stock; Series T (6,000 shares),
     Series U (6,000 shares) and Series V (6,900 shares).........         472,500            -          -      (15,484)
   Redemption of Cumulative Preferred Stock; Series A (1,825,000
     shares) and Series J (6,000 shares).........................        (195,625)           -          -          (36)
   Issuance of Common Stock (2,040,540 shares)...................               -          204          -       61,033
   Repurchase of Common Stock (11,000 shares)....................               -           (1)         -         (380)
   Stock option expense..........................................               -            -          -          163
   Net income....................................................               -            -          -            -
   Distributions to shareholders:
     Cumulative Preferred Stock..................................               -            -          -            -
     Equity Stock, Series A......................................               -            -          -            -
     Common Stock ($1.80 per common share and common share                      -            -          -            -
     equivalent).................................................
                                                                      -----------    ---------   --------   -----------
Balances at December 31, 2002....................................       1,817,025       11,699        700    2,371,194
   Issuance of Cumulative Preferred Stock; Series W (5,300 shares)
     and Series X (4,800 shares).................................         252,500            -          -       (8,354)
   Redemption of Cumulative Preferred Stock; Series B (2,300,000
     shares), Series C (1,200,000 shares) and Series K (4,600            (202,500)           -          -          (35)
     shares).....................................................
   Conversion of Class B Common Stock (7,000,000 shares) (Note 10)              -          700       (700)           -
   Issuance of Common Stock (3,170,279 shares) (Note 10).........               -          317          -       81,281
   Repurchase of Common Stock (175,000 shares) (Note 10).........               -          (17)         -        (5,984)
   Stock option expense (Note 12)................................               -            -          -          530
   Net income....................................................               -            -          -            -
   Distributions to shareholders:
     Cumulative Preferred Stock..................................               -            -          -            -
     Equity Stock, Series A......................................               -            -          -            -
     Common Stock ($1.80 per share)..............................               -            -          -            -
                                                                      -----------    ---------   --------   -----------
Balances at December 31, 2003....................................     $ 1,867,025    $  12,699     $    -   $2,438,632
                                                                      ===========    =========   ========  ============

                                                                                                             Total
                                                                         Cumulative      Cumulative     Shareholders'
                                                                          Net Income    Distributions        Equity
                                                                         -----------   --------------   --------------
Balances at December 31, 2000....................................        $1,387,061     $(1,337,900)      $ 3,724,117
   Issuance of Cumulative Preferred Stock; Series Q (6,900 shares),
     Series R (20,400 shares) and Series S (5,750 shares)........                 -               -           799,073
   Redemption of Cumulative Preferred Stock; Series G (6,900
     shares), Series H (6,750 shares) and Series I (4,000 shares)                 -               -          (441,325)
   Issuance of Equity Stock, Series A (3,140.500 shares).........                 -               -            74,820
   Issuance of Common Stock (1,843,634 shares) ..................                 -               -            46,671
   Repurchase of Common Stock (10,585,593 shares)................                 -               -          (276,861)
   Issuance of Put Option  (Note 10).............................                 -               -               910
   Net income....................................................           324,208               -           324,208
   Distributions to shareholders:
     Cumulative Preferred Stock..................................                 -        (117,979)         (117,979)
     Equity Stock, Series A......................................                 -         (19,455)          (19,455)
     Common Stock ($1.69 per common share and common share                        -        (204,596)         (204,596)
     equivalent).................................................
                                                                         -----------   --------------   --------------
Balances at December 31, 2001....................................         1,711,269      (1,679,930)        3,909,583
   Issuance of Cumulative Preferred Stock; Series T (6,000 shares),
     Series U (6,000 shares) and Series V (6,900 shares).........                 -               -           457,016
   Redemption of Cumulative Preferred Stock; Series A (1,825,000
     shares) and Series J (6,000 shares).........................                 -               -          (195,661)
   Issuance of Common Stock (2,040,540 shares)...................                 -               -            61,237
   Repurchase of Common Stock (11,000 shares)....................                 -               -              (381)
   Stock option expense..........................................                 -               -               163
   Net income....................................................           318,738               -           318,738
   Distributions to shareholders:
     Cumulative Preferred Stock..................................                 -        (148,926)         (148,926)
     Equity Stock, Series A......................................                 -         (21,501)          (21,501)
     Common Stock ($1.80 per common share and common share                        -        (221,299)         (221,299)
     equivalent).................................................
                                                                         -----------   --------------   --------------
Balances at December 31, 2002....................................         2,030,007      (2,071,656)        4,158,969
   Issuance of Cumulative Preferred Stock; Series W (5,300 shares)
     and Series X (4,800 shares).................................                 -               -           244,146
   Redemption of Cumulative Preferred Stock; Series B (2,300,000
     shares), Series C (1,200,000 shares) and Series K (4,600                     -               -          (202,535)
     shares).....................................................
   Conversion of Class B Common Stock (7,000,000 shares) (Note 10)                -               -                 -
   Issuance of Common Stock (3,170,279 shares) (Note 10).........                 -               -            81,598
   Repurchase of Common Stock (175,000 shares) (Note 10).........                  -               -            (6,001)
   Stock option expense (Note 12)................................                 -               -               530
   Net income....................................................           336,653               -           336,653
   Distributions to shareholders:
     Cumulative Preferred Stock..................................                 -        (146,196)         (146,196)
     Equity Stock, Series A......................................                 -         (21,501)          (21,501)
     Common Stock ($1.80 per share)..............................                 -        (225,864)         (225,864)
                                                                         -----------   --------------   --------------
Balances at December 31, 2003....................................        $2,366,660     $(2,465,217)    $   4,219,799
                                                                         ===========   ==============   ==============

                            See accompanying notes.
                                      F-4

                              PUBLIC STORAGE, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
        For each of the three years in the period ended December 31, 2003
                             (amounts in thousands)


                                                                                     2003            2002            2001
                                                                                 -------------  ------------    ------------
Cash flows from operating activities:
   Net income...............................................................     $   336,653    $   318,738     $   324,208
   Adjustments to reconcile net income to net cash provided by operating activities:
     Gain, loss and impairment charges (net) included in equity in
     earnings of real estate investments.................................               (187)        (3,737)              -
     (Gain)/loss on disposition of real estate and real estate                        (1,007)         2,541          (4,091)
     investments.........................................................
     Depreciation and amortization.......................................            185,775        177,978         164,914
     Depreciation included in equity in earnings of real estate entities.             27,753         27,078          25,096
     Depreciation, impairment losses, and other items associated with
       discontinued operations (Note 4)..................................                336         10,174           3,147
     Minority interest in income.........................................             43,703         44,087          46,015
     Other operating activities..........................................              1,404         12,102         (20,755)
                                                                                 -------------  ------------    ------------
       Total adjustments.................................................            257,777        270,223         214,326
                                                                                 -------------  ------------    ------------
       Net cash provided by operating activities.........................            594,430        588,961         538,534
                                                                                 -------------  ------------    ------------
Cash flows from investing activities:
     Principal payments received on mortgage notes receivable............             23,814         35,513           2,199
     Issuance of notes receivable to affiliates..........................           (100,000)             -         (35,000)
     Business combinations...............................................                  -       (139,680)          6,276
     Capital improvements to real estate facilities .....................            (30,175)       (26,993)        (35,478)
     Construction in process.............................................           (102,428)      (101,110)       (184,290)
     Acquisition of minority interests...................................             (9,867)       (27,544)        (11,841)
     Acquisition of real estate facilities...............................                  -        (30,117)         (3,503)
     Acquisition of investments in real estate entities..................            (35,118)       (33,956)        (55,468)
     Proceeds from the sale of real estate facilities and real estate                 34,883         15,209          19,936
       investments.......................................................
     Other investing activities..........................................             (9,285)       (14,786)         (8,889)
                                                                                 -------------  ------------    ------------
       Net cash used in investing activities.............................           (228,176)      (323,464)       (306,058)
                                                                                 -------------  ------------    ------------
Cash flows from financing activities:
     Net borrowings on line of credit....................................                  -        (25,000)         25,000
     Principal payments on notes payable.................................            (39,837)       (27,685)        (12,451)
     Net proceeds from the issuance of Common Stock......................             68,618         23,333          15,857
     Net proceeds from the issuance of Cumulative Preferred Stock........            244,146        457,016         799,073
     Net proceeds from the issuance of Equity Stock, Series A............                  -              -          74,820
     Issuance of Put Option..............................................                  -              -             910
     Repurchase of Common Stock..........................................             (6,001)          (381)       (276,861)
     Repurchase of preferred partnership units...........................                  -              -         (80,000)
     Redemption of Cumulative Preferred Stock............................            (87,535)      (195,661)       (441,325)
     Distributions paid to shareholders..................................           (393,561)      (391,726)       (342,030)
     Distributions paid to minority interests............................            (50,031)       (52,174)        (53,862)
     Investment by minority interests....................................               (344)           558          18,273
                                                                                 -------------  ------------    ------------
       Net cash used in financing activities.............................           (264,545)      (211,720)       (272,596)
                                                                                 -------------  ------------    ------------
Net increase (decrease) in cash and cash equivalents.....................            101,709         53,777         (40,120)
Cash and cash equivalents at the beginning of the year...................            103,124         49,347          89,467
                                                                                 -------------  ------------    ------------
Cash and cash equivalents at the end of the year.........................        $   204,833    $   103,124     $    49,347
                                                                                 =============  ============    ============

                             See acompanying notes.

                              PUBLIC STORAGE, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
        For each of the three years in the period ended December 31, 2003
                             (amounts in thousands)

                                   (Continued)


                                                                                     2003           2002            2001
                                                                                 -------------  ------------    ------------
Supplemental schedule of non cash investing and financing activities:
   Business combinations (Note 3):
       Real estate facilities..............................................        $       -      $(330,426)     $       -
       Investment in real estate entities..................................                -        160,236              -
       Other assets........................................................                -         (8,187)        (4,538)
       Accrued and other liabilities.......................................                -         23,891          6,993
       Minority interest...................................................                -         14,806              -
       Goodwill............................................................                -              -        (26,993)
   Disposition of real estate facilities in exchange for notes receivable,
     other assets, and investment in real estate entities..................                -            493         16,150
   Notes receivable issued in connection with real estate dispositions.....                -           (493)          (305)
   Disposition of minority interest in exchange for other assets:
       Other assets........................................................                -         (1,450)             -
       Minority interest...................................................                -          3,289              -
   Acquisition of minority interest in exchange for common stock (Note 9):
       Real estate facilities..............................................          (16,687)       (39,780)             -
       Minority interest...................................................           (6,690)       (25,668)             -
   Exchange of Cumulative Preferred Stock, Series B for Cumulative Preferred
     Stock, Series T:
        Reduction in Cumulative Preferred Stock, Series B..................                -         (2,150)             -
        Increase in Cumulative Preferred Stock, Series T...................                -          2,150              -
   Issuance of Common Stock:
       In connection with business combinations............................                -              -         30,814
       To acquire minority interests.......................................           13,510         37,904              -
   Exchange of Common Stock for Common Stock, Series B:
       Reduction in Common Stock, Series B (7,000,000 shares)..............             (700)             -              -
       Increase in Common Stock (7,000,000 shares).........................              700              -              -

                            See accompanying notes.

                              PUBLIC STORAGE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2003



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

              We invest in real estate facilities by acquiring wholly owned facilities or by acquiring interests in real estate entities which own facilities. At December 31, 2003, we had direct and indirect equity interests in 1,410 storage facilities located in 37 states and operating under the "Public Storage" name. We also have direct and indirect equity interests in approximately 20.1 million net rentable square feet of commercial space located in 10 states.

2. Summary of significant accounting policies

              Basis of presentation
              ---------------------

              The consolidated financial statements include the accounts of the Company and 38 controlled entities (the "Consolidated Entities"). Collectively, the Company and the Consolidated Entities own a total of 1,382 real estate facilities, consisting of 1,374 self-storage facilities, five industrial facilities used by the containerized storage operations and three commercial properties.

              At December 31, 2003, we had equity investments in seven limited partnerships in which we do not have a controlling interest. These limited partnerships collectively own 36 self-storage facilities, which are managed by the Company. In addition, we own approximately 44% of the common equity of PS Business Parks, Inc. ("PSB"), which owns and operates 18.3 million net rentable square feet of commercial space as of December 31, 2003. We do not control these entities, accordingly, our investments in these limited partnerships and PSB (these entities are referred to collectively as the "Unconsolidated Entities") are accounted for using the equity method.

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

              Income taxes
              ------------

              For all taxable years subsequent to 1980, the Company qualified and intends to continue to qualify as a REIT, as defined in Section 856 of the Internal Revenue Code. As a REIT, we are not taxed on that portion of our taxable income which is distributed to our shareholders provided that we meet certain tests. We believe we have met these tests during 2003, 2002 and 2001; accordingly, no provision for income taxes has been made in the accompanying financial statements.

                             PUBLIC STORAGE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2003

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

              Due to the short period to maturity of our cash and cash equivalents, accounts receivable, and other financial assets included in other assets, and accrued and other liabilities, the carrying values as presented on the consolidated balance sheets are reasonable estimates of fair value. The carrying amount of notes receivable approximates fair value because the applicable interest rates approximates market rates for these loans. Notes receivable were all current at December 31, 2003. A comparison of the carrying amount of notes payable to their estimated fair value is included in Note 8, "Notes Payable."

              Financial assets that are exposed to credit risk consist primarily of cash and cash equivalents, accounts receivable, and notes receivable. Cash and cash equivalents, which consist of short-term investments, including commercial paper, are only invested in entities with an investment grade rating. Notes receivable consist primarily of $100.0 million due from Public Storage Business Parks ("PSB") that was repaid entirely by March 11, 2004. Accounts receivable from customers are a component of other assets, and are not a significant component of total assets.

              Included in cash and cash equivalents at December 31, 2003 is $1,835,000 ($11,423,000 at December 31, 2002) held by STOR-Re Mutual
     Insurance Company, Inc. ("STOR-Re"). Insurance and other regulations place significant restrictions on our ability to withdraw these funds for purposes other than insurance activities (see Note 3). Other assets at December 31, 2003 includes investments totaling $27,995,000 ($13,801,000 at December 31, 2002) in held to maturity debt securities owned by STOR-Re stated at amortized cost which approximates fair value.

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

                             PUBLIC STORAGE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2003

              With respect to goodwill, we evaluate impairment annually through a two-step process. In the first step, if the fair value of the reporting unit to which the goodwill applies is equal to or greater than the carrying amount of the assets of the reporting unit, including the goodwill, the goodwill is considered unimpaired and the second step is unnecessary. If, however, the fair value of the reporting unit is less than the carrying amount, the second step is performed. In this test, we compute the implied fair value of the goodwill based upon the allocations that would be made to the goodwill, other assets and liabilities of the reporting unit if a business combination transaction were consummated at the fair value of the reporting unit. An impairment loss is recorded to the extent that the implied fair value of the goodwill is less than the goodwill's carrying amount. No impairments of our goodwill were identified in our annual evaluations at December 31, 2003 and December 31, 2002.

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

              Any long-lived assets that we expect to sell or dispose of prior to their previously estimated useful life are stated at the lower of their estimated net realizable value (less cost to sell) or their carrying value.

              Impairments were identified with respect to our long-lived assets associated with our Discontinued Operations as described further in Note 4. In addition, an impairment charge in the amount of $420,000 was recorded in the year ended December 31, 2002 relating to trucks and other equipment of the continuing containerized storage business. No other impairments were identified.

              Accounting for Stock-Based Compensation
              ---------------------------------------

              We utilize the Fair Value Method of accounting for our employee stock options issued after December 31, 2001, and utilize the APB 25 Method for employee stock options issued prior to January 1, 2002. Restricted Stock Unit expense is recorded over the relevant vesting period. See Note 12 for a full discussion of our accounting with respect to employee stock options and restricted stock units.

              Other assets
              ------------

              Other assets primarily consist of containers and equipment associated with the containerized storage operations, assets associated with the truck rental business, accounts receivable, and prepaid expenses. Accounts receivable due from tenants are net of allowances for estimated doubtful accounts.

              Containers and equipment utilized in our containerized storage business totaled $10,895,000 and $20,275,000 at December 31, 2003 and 2002,
     respectively. The carrying amounts are net of accumulated depreciation and asset impairment charges. As discussed in Note 4, during 2003 and 2002 impairment charges amounting to $2,479,000 and $6,504,000, respectively, were recorded with respect to containers and equipment utilized in the discontinued containerized storage operations. In addition, during 2002, an impairment charge of $420,000 was recorded with respect to assets used in the continuing containerized storage operations.

                             PUBLIC STORAGE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2003

              Included in depreciation and amortization expense for 2003, 2002 and 2001 is $7,610,000, $4,503,000, and $3,606,000 respectively, related to depreciation of other assets. Included in discontinued operations for 2003, 2002, and 2001, respectively, is depreciation expense of $1,461,000, $2,518,000, and $2,245,000 respectively, related to depreciation of containers and equipment of the discontinued operations of the containerized storage business.

              Other assets at December 31, 2003 also includes investments totaling $27,995,000 ($13,801,000 at December 31, 2002) in held to maturity debt securities owned by STOR-Re (see Note 3) stated at amortized cost, which approximates fair value.

              Accrued and other liabilities
              -----------------------------

              Accrued and other liabilities consist primarily of trade payables, real and personal property tax accruals, accrued interest, and losses and loss adjustment liabilities, as discussed below.

              STOR-Re (see Note 3) provides limited property and liability insurance coverage to the Company and affiliates of the Company. This entity accrues liabilities for losses and loss adjustment expense, which at December 31, 2003 totaled $28,741,000 ($22,911,000 at December 31, 2002).
     PS Insurance Company, Ltd. reinsures policies against claims for losses to goods stored by tenants in our self-storage facilities (see Note 3). This entity accrues liabilities for losses and loss adjustment expense, which at December 31, 2003 totaled $2,486,000 ($2,135,000 at December 31, 2002).

              Liabilities for losses and loss adjustment expenses include an amount determined from loss reports and individual cases and an amount, based on recommendations from an outside actuary using a frequency and severity method, for losses incurred but not reported. Determining the liability for unpaid losses and loss adjustment expense is based upon estimates and while we believe that the amount is adequate, the ultimate loss may be in excess of or less than the amounts provided. The methods for making such estimates and for establishing the resulting liability are continually reviewed.

              The Company, STOR-Re, and its affiliates' maximum aggregate annual exposure for losses that are below the deductibles set forth in the third-party insurance contracts, assuming multiple significant events occur, is approximately $30 million. In addition, if losses exhaust the third-party insurers' limit of coverage of $125,000,000 for property coverage and $101,000,000 for general liability, our exposure could be greater. These limits, however, are higher than estimates of maximum probable losses that could occur from individual catastrophic events (i.e., earthquake and wind damage) determined in recent engineering and actuarial studies.

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

              Prior to January 1, 2002, we amortized goodwill using the straight-line method over 25 years. Goodwill on our balance sheet has an indeterminate life and, in accordance with the provisions of Statement of Financial Accounting Standards No. 142, amortization of goodwill ceased effective January 1, 2002. Our other intangibles have a defined life and continue to be amortized over 25 years. Had we continued to amortize goodwill in 2002 and 2003 as we did in 2001, net income would have been reduced by $2,705,000 in each year and basic and diluted earnings per share would have been reduced $0.02 per share in each of 2003 and 2002, respectively.

                             PUBLIC STORAGE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2003

              Goodwill is net of accumulated amortization of $16,515,000 at December 31, 2003 and 2002. At December 31, 2003, property management contracts are net of accumulated amortization of $53,711,000 ($47,107,000 at December 31, 2002). Included in depreciation and amortization expense for 2003, 2002, and 2001 is $6,604,000 with respect to the amortization of property management contracts. We expect amortization expense with respect to property management contracts will be $6,604,000 per year in each of the five years ended through December 2008. Included in depreciation and amortization expense for 2001 is $2,705,000 relating to the amortization of goodwill (none for 2002 and 2003).

              Revenue and expense recognition
              -------------------------------

              Rental income, which is generally earned pursuant to month-to-month leases for storage space, is recognized as earned. Promotional discounts are recognized as a reduction to rental income over the promotional period, which is generally during the first month of occupancy. Late charges and administrative fees are recognized as rental income when collected. Tenant reinsurance premiums are recognized as premiums are collected. Interest income is recognized as earned. Equity in earnings of real estate entities is recognized based on our ownership interest in the earnings of each of the unconsolidated real estate entities.

              We accrue for property tax expense based upon estimates and historical trends. If these estimates are incorrect, the timing of expense recognition could be affected.

              Cost of operations, general and administrative expense, interest expense, as well as television, yellow page, and other advertising expenditures are expensed as incurred. Television, yellow page, and other advertising expense totaled $25,231,000, $25,610,000, and $21,897,000 for the years ended December 31, 2003, 2002, and 2001, respectively.

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

              Net income per common share
              ---------------------------

              Cumulative Preferred Stock dividends totaling $146,196,000, $148,926,000, and $117,979,000 for the years ended December 31, 2003, 2002 and 2001, respectively, have been deducted from net income to arrive at net income allocable to our common shareholders.

              In addition, during 2003, we implemented the Security and Exchange Commission's (the "SEC") clarification of Emerging Issues Task Force ("EITF") Topic D-42. EITF Topic D-42, "The Effect on the Calculation of Earnings per Share for the Redemption or Induced Conversion of Preferred Stock" provides, among other things, that any excess of (1) the fair value of the consideration transferred to the holders of preferred stock redeemed over (2) the carrying amount of the preferred stock should be subtracted from net earnings to determine net earnings available to common stockholders in the calculation of earnings per share.

              During 2001, 2002, and 2003, we called for redemption various series of our cumulative perpetual preferred stock. Our interpretation of EITF Topic D-42, prior to the clarification, was that the carrying amount of our preferred stock was equivalent to the liquidation preference as recorded on our balance sheet. Each of the series of preferred stock that was called for redemption was redeemed at the liquidation preference. Accordingly, based upon our interpretation, the fair value of the consideration given at redemption was equivalent to the carrying amount on our balance sheet, resulting in no impact to net earnings available to common stockholders in the calculation of earnings per share.

                             PUBLIC STORAGE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2003

              At the July 31, 2003 meeting of the EITF, the Securities and Exchange Commission Observer clarified that for the purposes of applying EITF Topic D-42, the carrying amount of the preferred stock should be reduced by the issuance costs of the preferred stock, regardless of where in the stockholders' equity section those costs were initially classified on issuance. We therefore revised our accounting treatment in 2003 to conform to the SEC Observer's clarification, and have reflected adjustments to amounts previously reported in 2001 and 2002 to conform such presentations to the SEC Observer's clarification.

              As a result of this implementation, we allocated an additional $7,120,000 ($0.06 per diluted share) for the year ended December 31, 2003 for the excess of the redemption amount over the carrying amount of our Cumulative Preferred Stock. In addition, the 2002 and 2001 allocations of net income and earnings per share have been restated to reflect the allocation of $6,888,000 ($0.06 per diluted share) and $14,835,000 ($0.12 per diluted share), respectively, for such excess with respect to redemptions of our Cumulative Preferred Stock. It is our policy to record such allocation at the time the securities are called for redemption. This implementation had no impact upon our reported net income; however, the implementation did result in a reallocation of such net income between our preferred and common shareholders.

              Net income allocated to our common shareholders has been further allocated between our two classes of common stock; our regular common stock and our Equity Stock, Series A. The allocation among each class was based upon the two-class method. Under the two-class method, earnings per share for each class of common stock is determined according to dividends declared (or accumulated) and participation rights in undistributed earnings. Under the two-class method, the Equity Stock, Series A for the years ended December 31, 2003, 2002 and 2001 were allocated approximately $21,501,000, $21,501,000 and $19,455,000, respectively, of net income. The remaining $161,836,000, $141,423,000, and $171,939,000, for the years ended
     December 31, 2003, 2002, and 2001, respectively, was allocated to our common stock.

              Basic net income per share is computed using the weighted average common shares outstanding (prior to the dilutive impact of stock options and restricted stock outstanding). Diluted net income per common share is computed using the weighted average common shares outstanding (adjusted for the dilutive impact of stock options and restricted stock outstanding that totaled 1,336,000 in 2003, 1,566,000 in 2002 and 1,267,000 shares in 2001).

              Commencing January 1, 2000, the 7,000,000 Class B common shares outstanding began to participate in distributions of the Company's earnings. Distributions per share of Class B common stock are equal to 97% of the per share distribution paid to the regular common shares. As a result of this participation in the distribution of our earnings, we have included 6,790,000 (7,000,000 x 97%) Class B common shares in the weighted average common equivalent shares for the year ended December 31, 2001.

              As of March 31, 2002, the remaining contingency for the conversion of the Class B common stock into regular common stock was satisfied. As a result, beginning April 1, 2002, we began to include all 7,000,000 Class B common shares in the computation of the weighted average common equivalent shares. The Class B common stock converted into 7,000,000 shares of common stock on January 1, 2003.

                             PUBLIC STORAGE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2003

              Reclassifications
              -----------------

              Certain amounts previously reported have been reclassified to conform to the December 31, 2003 presentation, including Discontinued Operations (see Note 4) and the application of the SEC Observer's clarification of EITF Topic D-42 (see "Net Income per Common Share" above).

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

              Other Partnerships
              ------------------

              As a result of obtaining a controlling ownership interest, we began to consolidate the accounts of two publicly held limited partnerships owning 31 self-storage facilities in which we are the general partner, effective January 1, 2002. Our $45,105,000 investment at December 31, 2001 was allocated to the cash, other assets, liabilities, and minority interests of these entities as described in the table below. Prior to 2002, we accounted for our investment in these entities using the equity method of accounting.

                             PUBLIC STORAGE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2003

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

              The acquisition cost was $24,538,000, which was composed of $30,814,000 in common stock (1,439,765 shares issued to Hughes less the 301,032 shares held by PS Insurance Company valued at the market price of the common stock at the time the acquisition agreement was entered into and announced publicly) less $6,276,000 cash held by PS Insurance Company.

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

              Each of the business combinations, indicated above, has been accounted for using the purchase method. Accordingly, allocations of the total acquisition cost to the net assets acquired were made based upon the fair value of such assets and liabilities assumed with respect to the transactions, with the remainder, if any, allocated to goodwill. Accordingly, allocations of the total acquisition cost to the net assets acquired were made based upon the fair value of such assets and liabilities assumed with respect to the transactions occurring in 2002 and 2001 (none in 2003) are summarized as follows:


                                     Development                    Partnership     PS Insurance
                                    Joint Venture     STOR - Re     Acquisitions    Acquisition        Total
                                    --------------   -----------   --------------   ------------   ------------
                                                               (Amounts in thousands)
2002 business combinations:
    Real estate facilities....         $  269,898     $       -      $  60,528       $       -      $  330,426
    Cash......................                  -        12,647            751               -          13,398
    Other assets..............              1,122        14,553          1,053               -          16,728
    Accrued and other liabilities          (2,811)      (18,659)        (2,421)              -         (23,891)
    Minority interest ........                  -             -        (14,806)              -         (14,806)
                                    --------------   -----------   --------------   ------------   ------------
                                       $  268,209     $   8,541      $  45,105       $       -      $  321,855
                                    ==============   ===========   ==============   ============   ============
2001 business combinations:
    Goodwill..................         $        -     $       -      $       -       $   26,993     $   26,993
    Other assets..............                  -             -              -            4,538          4,538
    Accrued and other liabilities               -             -              -           (6,993)        (6,993)
                                    --------------   -----------   --------------   ------------   -----------
                                       $        -     $       -      $       -       $   24,538     $   24,538
                                    ==============   ===========   ==============   ============   ============

                             PUBLIC STORAGE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2003

              The historical operating results of the above acquisitions prior to each respective acquisition date have not been included in the Company's historical operating results. Pro-forma data (unaudited) for the year ended December 31, 2002 (there were no pro-forma adjustments required for the year ended December 31, 2003 as all the transactions denoted above had occurred by December 31, 2002) as though the business combinations above had been effective at the beginning of fiscal 2002 are as follows:

                                                           For the Year
                                                      Ended December 31, 2002
                                                     ------------------------
                                                      (in thousands except
                                                          per share data)
    Revenues....................................            $832,905
    Net income..................................            $318,503

    Net income per common share (Basic).........              $1.15
    Net income per common share (Diluted).......              $1.13

              The pro-forma data does not purport to be indicative either of results of operations that would have occurred had the transactions occurred at the beginning of fiscal 2001 or future results of operations of the Company. Certain pro-forma adjustments were made to the combined historical amounts to reflect (i) expected reductions in general and administrative expenses, (ii) estimated increased interest expense from bank borrowings to finance the cash portion of the acquisition cost and
     (iii) estimated increase in depreciation expense.

4.       Discontinued Operations

              Statement of Financial Accounting Standards No. 144 ("SFAS No. 144") addresses accounting for discontinued operations. The Statement requires the segregation of all disposed components of an entity with operations that (i) can be distinguished from the rest of the entity and
     (ii) will be eliminated from the ongoing operations of the entity in a disposal transaction.

              During 2002, we adopted a business plan that included the closure of 22 non-strategic containerized storage facilities. During 2003, we identified an additional 9 facilities for closure. Each of these 31 containerized storage facilities (collectively, the "Closed Facilities") represented components of our Containerized Storage business segment. The related assets of the Closed Facilities (consisting primarily of storage containers) were deemed not recoverable from future operations, and as a result asset impairment charges for the excess of these assets' net book value over their fair value, determined based upon the values of similar assets, was recorded during 2002 and 2003 totaling $6,504,000 and $2,479,000, respectively.

              In 2003, we decided to sell an industrial facility that was previously used by one of the closed facilities. We determined in the quarter ended June 30, 2003 that the net proceeds from this sale would be $750,000 less than the book value and, accordingly, we recorded an impairment charge of $750,000. The sale of the facility was completed in December 2003, and a loss on sale, representing the difference between the net proceeds received and the book value (net of the $750,000 impairment charge) of $355,000 was recorded. The impairment charge and loss on sale is included in discontinued operations.

              During 2002, lease termination costs, representing the expected remaining lease liability following closure of the facilities, were accrued in the amount of $2,447,000 for 2002. In accordance with the provisions of Statement of Financial Accounting Standards No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" which we adopted on January 1, 2003, we no longer accrue for such lease termination or other liabilities and instead recognize such expenses as they are incurred. If recorded, such lease termination accruals would have decreased net income by $610,000 for the year ended December 31, 2003.

                             PUBLIC STORAGE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2003

              The historical operations of the Closed Facilities (including the asset impairment and lease termination costs) are classified as discontinued operations, with the rental income, cost of operations, and depreciation expense with respect to these facilities for current and prior periods included in the line item "Discontinued Operations" on the income statement.

              During 2003, we sold four self-storage facilities that we owned in the Knoxville, Tennessee, and one self-storage facility located in Perrysburg, Ohio. The operations of these facilities and the Knoxville Facilities (collectively, the "Sold Self-Storage Facilities"), including the gain on sale of $5,476,000, are reported as discontinued operations.

              During 2002, we sold one of our commercial properties (the "Sold Commercial Property") to a third party. The historical operations of this property for 2002 and 2001 are included in Discontinued Operations.

              The following table summarizes the historical operations of the Sold Self-Storage Facilities, the Closed Facilities and the Sold Commercial
     Property:

Discontinued Operations:                      Year ended December 31,
-------------------------               --------------------------------------
                                          2003         2002          2001
                                        -----------  ----------   ------------
                             (Amounts in thousands)
Rental income (a):
  Sold self-storage facilities....      $   1,579     $  1,841     $   1,897
  Closed facilities...............          9,385       22,396        19,212
  Sold commercial property........              -          268           460
                                        -----------  ----------   ------------
       Total rental income........         10,964       24,505        21,569
                                        -----------  ----------   ------------
Cost of operations (a):
  Sold self-storage facilities....            617          742           769
  Closed facilities...............          8,178       22,588        18,063
  Sold commercial property........              -           84           111
                                        -----------  ----------   ------------
       Total cost of operations...          8,795       23,414        18,943
                                        -----------  ----------   ------------
Depreciation and amortization (a):
  Sold self-storage facilities...             424          528           523
  Closed facilities...............          1,804        3,035         2,508
  Sold commercial property........              -          107           116
                                        -----------  ----------   ------------
       Total expenses.............          2,228        3,670         3,147
                                        -----------  ----------   ------------
Loss before other items...........            (59)      (2,579)         (521)

Other items:
  Sold self-storage facilities (b)          5,476            -             -
  Closed facilities (c)...........         (3,584)      (8,951)            -
  Commercial properties...........              -            -             -
                                        -----------  ----------   ------------
       Total other items..........          1,892       (8,951)            -
                                        -----------  ----------   ------------
Total discontinued operations.....      $   1,833     $(11,530)    $    (521)
                                        ===========  ==========   ============

(a) These amounts represent the historical operations of the Sold Self-Storage Facilities, the Closed Facilities, and the Sold Commercial Property, and include amounts previously classified as rental income, cost of operations, and depreciation expense in the financial statements of prior periods.
(b)  Represents the net gain on sale.
(c) Other items include asset impairment charges with respect to the containers and equipment of the Closed Facilities totaling $2,479,000 and $6,504,000 for the years ended December 31, 2003 and 2002, respectively. Amounts for 2003 also include a $750,000 impairment charge and a $355,000 loss on sale with respect to a facility previously used by one of the Closed Facilities, which was sold in December 2003. Amounts for 2002 also include $2,447,000 in lease termination accruals.

                            PUBLIC STORAGE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2003

              There are no significant assets or liabilities of discontinued operations at December 31, 2003 or 2002.

5.       Real estate facilities

              Activity in real estate facilities during 2003, 2002 and 2001 is as follows:


                                                                      2003               2002              2001
                                                                  -------------      -------------     -------------
                                                                                  (Amounts in thousands)
Operating facilities, at cost:
  Beginning balance.......................................        $  4,988,526       $  4,431,054      $  4,134,417
  Property acquisitions:
     Business combinations (Note 3) ......................                   -            330,426                 -
     Other acquisitions...................................                   -             30,117             3,503
  Disposition of facilities...............................             (31,327)            (4,619)           (9,603)
  Newly developed facilities opened for operations........             121,437            134,775           264,161
  Acquisition of minority interest (Note 9)...............              16,687             39,780             3,098
  Capital improvements....................................              30,175             26,993            35,478
                                                                  -------------      -------------     -------------
  Ending balance..........................................           5,125,498          4,988,526         4,431,054
                                                                  -------------      -------------     -------------
Accumulated depreciation:
  Beginning balance.......................................            (987,546)          (819,932)         (668,018)
  Additions during the year (a)...........................            (172,328)          (168,023)         (152,901)
  Disposition of facilities...............................               6,815                409               987
                                                                  -------------      -------------     -------------
  Ending balance..........................................          (1,153,059)          (987,546)         (819,932)
                                                                  -------------      -------------     -------------
Construction in process:
   Beginning balance......................................              87,516            121,181           217,140
   Current development....................................             102,428            101,110           171,865
   Transfers to land held for development.................               1,113                  -            (3,663)
   Newly developed facilities opened for operations.......            (121,437)          (134,775)         (264,161)
                                                                  -------------      -------------     -------------
   Ending balance.........................................              69,620             87,516           121,181
                                                                  -------------      -------------     -------------
Land held for development:
  Beginning balance.......................................              17,807             30,001            21,447
  Acquisitions............................................                   -                  -            12,425
  Transfers to land held for development..................              (1,113)                 -             3,663
  Dispositions............................................              (4,458)           (12,194)           (7,534)
                                                                  -------------      -------------     -------------
  Ending balance..........................................              12,236             17,807            30,001
                                                                  -------------      -------------     -------------
 Total real estate facilities.............................        $  4,054,295       $  4,106,303      $  3,762,304
                                                                  =============      =============     =============

     (a) Included in additions for the years ended December 31, 2003, 2002, and 2001, respectively, is $767,000, $635,000, and $902,000 in real estate depreciation expense with respect to discontinued operations. See Note
         4.

              Operating Facilities
              --------------------

              During 2003, we opened 14 newly developed self-storage facilities with an aggregate cost of $107,126,000. We also completed expansions to eight existing self-storage facilities with a total cost of $12,533,000 and incurred additional costs with respect to facilities opened in prior years of $1,778,000.

                            PUBLIC STORAGE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2003

              During 2003 we sold five self-storage facilities and an industrial facility previously used by the containerized storage operations for aggregate net proceeds of $20,950,000 of cash. An aggregate net gain on sale of $5,121,000 was recorded for these sales, combined with an impairment charge in the amount of $750,000 which was recorded when it was determined that the industrial facility would be sold for less than its book value. The gain and impairment charge are included in Discontinued Operations.

              In addition, during 2003 we sold excess land and completed the sale of two additional self-storage facilities for aggregate net proceeds of $13,082,000, recognizing a net gain on sale of $691,000. The two self-storage facilities had been operated by the buyer pursuant to a lease arrangement, with the lease income with respect to these two facilities included in "Interest and Other Income."

              During 2002, we opened 14 newly developed traditional self-storage facilities with an aggregate cost of $92,109,000 and two newly developed facilities that combine traditional self-storage facilities and containerized storage facilities in the same location ("Combination Facilities") with an aggregate cost of $14,852,000. We also completed expansions to existing self-storage facilities with a total cost of $27,814,000 and acquired nine self-storage facilities, in separate transactions from third parties, for $30,117,000 cash.

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

              At December 31, 2003, the unaudited adjusted basis of real estate facilities for federal tax purposes was approximately $3.0 billion.

              Construction in process and land held for development
              -----------------------------------------------------

              Construction in process consists of land and development costs relating to the development of storage facilities. At December 31, 2003, construction in process consists primarily of 13 facilities that will be developed on newly acquired land and the expansion and remodeling of 25 existing self-storage facilities. In addition, at December 31, 2003 we have five parcels of land held for development with total costs of approximately $12,236,000.

6. Investments in real estate entities

              At December 31, 2003, our investments in real estate entities consist of ownership interests in seven partnerships, which principally own self-storage facilities, and our ownership interest in PSB. These interests are non-controlling interests of less than 50% and are accounted for using the equity method of accounting. Accordingly, earnings are recognized based upon our ownership interest in each of the partnerships. The accounting policies of these entities are similar to the Company's.

                            PUBLIC STORAGE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2003

              During 2003, 2002 and 2001, we recognized earnings from our investments of $24,966,000, $29,888,000, and $38,542,000, respectively, and received cash distributions totaling $17,754,000, $19,496,000, and $24,124,000, respectively. In addition, during 2003 and 2002, we recognized gains of $187,000 and $3,737,000, respectively, representing our share of PSB's gains on sale of investments in real estate; these gains are presented in "Equity in earnings from real estate entities" in our consolidated income statement.

              During 2003, 2002, and 2001, we invested a total of $340,000, $223,000, and $15,954,000 in the real estate entities.

              The following table sets forth our investments in the Unconsolidated Entities at December 31, 2003 and 2002 and our equity in earnings of real estate investments for each of the three years ended December 31, 2003:

                                       Investments in Real Estate            Equity in Earnings of Real Estate Entities
                                        Entities at December 31,                  for the year ended December 31,
                                      --------------------------------       -------------------------------------------
                                          2003               2002                2003           2002             2001
                                      --------------      ------------       -----------    ----------       -----------
     PSB (a)........................    $   282,428       $   273,790         $  19,687      $  24,461        $  23,226
     Other investments..............         54,268            55,364             5,269          5,167            5,177
     Disposed investments (b).......              -               525                10            260           10,139
                                      --------------      ------------       -----------    ----------       -----------
         Total......................     $  336,696       $   329,679         $  24,966      $  29,888        $  38,542
                                      ==============      ============       ===========    ==========       ===========

(a) Included in equity in earnings for 2003 and 2002 is our pro-rata share of PSB's gain on sale of investments in real estate in the amount of $187,000 and $3,737,000, respectively.

(b) Represents amounts associated with investments no longer held as of December 31, 2003. As described in Note 3, in 2002 we began consolidating the results of the Development Joint Venture and two other partnerships (the Acquired Partnerships), and as a result eliminated our respective investment in each entity. In addition, we disposed of a real estate investment during 2003, receiving net proceeds of $851,000, and recognizing a gain of $316,000 - representing the excess of the net proceeds over the book value of this investment.

              Investment in PS Business Parks, Inc. ("PSB")
              ---------------------------------------------

              On January 2, 1997, we reorganized our commercial property operations into an entity now known as PS Business Parks, Inc., a REIT traded on the American Stock Exchange, and an operating partnership controlled by PS Business Parks, Inc. (collectively, the REIT and the operating partnership are referred to as "PSB"). The Company and certain partnerships in which the Company has a controlling interest have a 44% common equity interest in PSB as of December 31, 2003. This 44% common equity interest is comprised of the ownership of 5,418,273 shares of common stock and 7,305,355 limited partnership units in the operating partnership; these limited partnership units are convertible at our option, subject to certain conditions, on a one-for-one basis into PSB common stock. Based upon PSB's trading price at December 31, 2003 ($41.26), the shares and units had a market value of approximately $524,977,000 as compared to a book value of $282,428,000.

              At December 31, 2003, PSB owned and operated approximately 18.3 million net rentable square feet of commercial space. In addition, PSB manages 960,000 net rentable square feet of commercial space owned by the Company and the Consolidated Entities pursuant to property management agreements.

              The following table sets forth the condensed statements of operations for each of the two years ended December 31, 2003 and 2002, and the condensed balance sheets of PSB at December 31, 2003 and 2002. The amounts below represent 100% of PSB's balances and not our pro-rata share.

                            PUBLIC STORAGE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2003


                                                              For the Year Ended December 31,
                                                              ----------------------------------
                                                                    2003              2002
                                                              ----------------   ---------------
                                                                  (Amount in thousands)
 For the year ended December 31,
   Total revenue (a)....................................      $      198,035     $      192,363
   Cost of operations and other expenses................             (62,761)           (61,621)
   Depreciation and amortization........................             (58,927)           (55,183)
   Discontinued operations (b)..........................               3,334             14,041
   Minority interest....................................             (30,585)           (32,170)
                                                              ----------------   ---------------
     Net income.........................................      $       49,096     $       57,430
                                                              ================   ===============
 At December 31,
   Total assets (primarily real estate).................      $    1,358,861     $    1,156,802
   Total debt (c).......................................             264,694             70,279
   Other liabilities....................................              35,701             36,902
   Preferred equity and preferred minority interests....             386,423            388,563
   Common equity........................................             672,043            661,058


         (a) Included in total revenue are gains on sale of marketable securities totaling $2,043,000 and $41,000 for the years ended December 31, 2003 and 2002, respectively.

         (b) Included in discontinued operations is an impairment charge recorded on impending real estate sales totaling $5,907,000 and $900,000 for the years ended December 31, 2003 and 2002, respectively; net gains on sale of real estate facilities totaling $2,897,000 and $9,023,000 for the years ended December 31, 2003 and 2002, respectively; and equity income in discontinued property operations totaling $6,344,000 and $5,918,000 for the years ended December 31, 2003 and 2002, respectively.

         (c) Total debt at December 31, 2003 includes $100,000,000 due to the Company pursuant to a loan agreement. See Note 11, Related Party Transactions, below.

              Other Investments
              -----------------

              The Other Investments consist primarily of an average 41% common equity ownership, which we owned throughout the three-year period ending December 31, 2003, in seven limited partnerships (collectively, the "Other Investments") owning an aggregate of 36 storage facilities. During 2003 and 2002, we acquired additional equity interests in these entities for a total of $340,000 and $223,000, respectively.

              The following table sets forth certain condensed financial information (representing 100% of these entities' balances and not our pro-rata share) with respect to Other Investments:

                                                  2003              2002
                                             ---------------   ---------------
                                                   (Amount in thousands)
 For the year ended December 31,
 Total revenue........................       $       26,763    $       25,884
 Cost of operations and other expenses               (9,109)           (8,605)
 Depreciation and amortization........               (2,573)           (2,535)
                                             ---------------   ---------------
     Net income.......................       $       15,081    $       14,744
                                             ===============   ===============
 At December 31,
 Total assets (primarily storage             $       56,592    $       56,731
     facilities)......................
 Total debt...........................                1,930             5,450
 Other liabilities....................                1,618             1,121
 Partners' equity.....................               53,044            50,160

                            PUBLIC STORAGE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2003

7. Revolving line of credit


              We have a $200 million revolving line of credit (the "Credit Agreement") that has a maturity date of October 31, 2004 and bears an annual interest rate ranging from the London Interbank Offered Rate ("LIBOR") plus 0.45% to LIBOR plus 1.50% depending on our credit ratings (currently 0.45%). In addition, we are required to pay a quarterly commitment fee ranging from 0.20% per annum to 0.30% per annum depending on our credit ratings (currently the fee is 0.20% per annum). At December 31, 2003, we had no borrowings on our line of credit.

              The Credit Agreement includes various covenants, the more significant of which requires us to (i) maintain a balance sheet leverage ratio of less than 0.50 to 1.00, (ii) maintain certain quarterly interest and fixed-charge coverage ratios (as defined) of not less than 2.50 to 1.0 and 1.75 to 1.0, respectively, and (iii) maintain a minimum total shareholders' equity (as defined). In addition, we are limited in our ability to incur additional borrowings (we are required to maintain unencumbered assets with an aggregate book value equal to or greater than two times our unsecured recourse debt). We were in compliance with all the covenants of the Credit Agreement at December 31, 2003.

8.       Notes payable

              Notes payable at December 31, 2003 and 2002 consist of the following:

                                                                          2003                      2002
                                                                 -----------------------   -----------------------
                                                                 Carrying                  Carrying
                                                                  amount     Fair value     amount      Fair value
                                                                 ----------  -----------   ----------   ----------
                                                                              (Amounts in thousands)
Unsecured senior notes:
  7.47% note due January 2004.............................        $ 14,600     $ 14,600     $ 29,300     $ 29,300
  7.66% note due January 2007.............................          44,800       44,800       56,000       56,000
  7.08% note due November 2003............................               -            -       10,000       10,000

Mortgage notes payable:
  10.55% mortgage notes secured by real estate facilities,
      principal and interest payable monthly, due August 2004       14,863       15,266       18,167       19,409
  7.134% to 8.75% mortgage notes secured by real estate
      facilities, principal and interest payable monthly, due
      at varying dates between May 2004 and September 2028           1,767        1,767        2,400        2,400
                                                                 ----------  -----------   ----------   ----------
         Total notes payable..............................        $ 76,030     $ 76,433     $115,867     $117,109
                                                                 ==========  ===========   ==========   ==========

              All of our notes payable are fixed rate. The senior notes require interest and principal payments to be paid semi-annually and have various restrictive covenants, all of which have been met at December 31, 2003.

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

              Mortgage notes payable are secured by 21 real estate facilities having an aggregate net book value of approximately $55.5 million at December 31, 2003.

                            PUBLIC STORAGE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2003

              At December 31, 2003, approximate principal maturities of notes payable are as follows:

                              Unsecured
                             Senior Notes        Mortgage debt          Total
                             ------------       --------------        ----------
                                       (dollar amounts in thousands)
2004.........................$     25,800         $   15,010           $  40,810
2005.........................      11,200                156              11,356
2006.........................      11,200                170              11,370
2007.........................      11,200                185              11,385
2008.........................           -                202                 202
Thereafter...................           -                907                 907
                             ------------       --------------        ----------
                             $     59,400         $   16,630           $  76,030
                             ============       ==============        ==========
Weighted average rate........       7.6%              10.3%                 8.2%
                             ============       ==============        ==========

              Interest paid (including interest related to the borrowings under the Credit Agreement) during 2003, 2002 and 2001 was $7,131,000, $10,322,000, and $12,219,000, respectively. In addition, in 2003, 2002 and
     2001, capitalized interest totaled $6,010,000, $6,513,000, and $8,992,000, respectively, related to construction of real estate facilities.

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

              We incurred approximately $3,750,000 in costs in connection with the issuances; these costs were recorded as a reduction to Paid in Capital during 2000. The issuance of these units in 2000 had the effect of increasing minority interest by $365.0 million. For each of the years ended December 31, 2003, 2002, and 2001, the holders of these preferred units were paid in aggregate approximately $26,906,000, $26,906,000, and $31,737,000, respectively, in distributions and received an equivalent allocation of minority interest in earnings.

              During 2001, we repurchased all of the 8.75% Series P Cumulative Redeemable Perpetual Preferred Units and $30 million of the 9.125% Series O Cumulative Redeemable Perpetual Preferred Units. The units were repurchased at an amount equal to the original issuance price.

                            PUBLIC STORAGE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2003

              The following table summarizes the preferred partnership units outstanding:

                                          At December 31, 2003 and 2002
                                         --------------------------------
                          Distribution      Units
         Series              Rate        Outstanding       Carrying Amount
-------------------      -------------   ------------      --------------
                                       (Units and dollar amounts in thousands)

Series N............          9.500%           9,600           $240,000
Series O............          9.125%           1,800             45,000
                                         ------------      --------------
Total...............                          11,400           $285,000
                                         ============      ==============

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


              Other partnership interests:
              ----------------------------

              Minority interest at December 31, 2003 and 2002, and minority interest in income for the three years ended December 31, 2003 with respect to the other partnership interests are comprised of the following:


                                          Minority interest at            Minority interest in income for the year ended
                                     -----------------------------      -------------------------------------------------
                                     December 31,     December 31,        December 31,     December 31,     December 31,
 Description of Minority Interest        2003             2002                2003             2002             2001
                                     ------------    -------------      --------------    --------------   --------------
                                                        (Amounts in thousands)
Consolidated Development Joint
  Venture........................      $  68,490       $  75,432           $     2,905       $     2,399     $    1,074
Convertible Partnership Units...           6,259           6,274                   305               283            359
Newly consolidated partnerships .              -          18,215                 3,649             3,357              -
Other consolidated partnerships..         66,388          54,578                 9,938            11,142         12,845
                                     ------------    -------------      --------------    --------------   --------------
Total other partnership interests      $ 141,137       $ 154,499           $    16,797       $    17,181     $   14,278
                                     ============    =============      ==============    ==============   ==============


              The partnership agreements of the Other Consolidated Partnerships, the Consolidated Development Joint Venture, and the Newly Consolidated Partnerships included in the table above have termination dates that cannot be unilaterally extended by the Company and, upon termination of each partnership, the net assets of these entities would be liquidated and paid to the minority interests and the Company based upon their relative ownership interests. See Note 15, "Recent Accounting Pronouncements - Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" for further discussion of the impact of recent accounting pronouncements on the accounting for these interests.

              Consolidated Development Joint Venture
              --------------------------------------

              In November 1999, we formed a development joint venture (the "Consolidated Development Joint Venture") with a joint venture partner (PSAC Storage Investors, LLC) whose partners include a third party institutional investor and Mr. Hughes, to develop approximately $100 million of self-storage facilities and to purchase $100 million of the Company's Equity Stock, Series AAA (see Note 10). At December 31, 2003, the Consolidated Development Joint Venture was fully committed, having completed construction on 22 storage facilities with a total cost of $108.6 million.

                            PUBLIC STORAGE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2003

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

              PSAC Storage Investors, LLC provides Mr. Hughes with a fixed yield of approximately 8.0% per annum on his preferred non-voting interest (representing an investment of approximately $64.1 million at December 31, 2003 and 2002). In addition, Mr. Hughes receives 1% of the remaining cash flow of PSAC Storage Investors, LLC (estimated to be less than $50,000 per year). If PSAC Storage Investors, LLC does not elect to cause an early termination, Mr. Hughes' 1% interest in residual cash flow can increase to 10%.

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

              Convertible Partnership Units
              -----------------------------

              As of December 31, 2003, one of our Consolidated Entities had approximately 237,935 operating partnership units ("Convertible Units") outstanding, representing a limited partnership interest in the partnership. The Convertible Units are convertible on a one-for-one basis (subject to certain limitations) into common shares of the Company at the option of the unitholder. Minority interest in income with respect to Convertible Units reflects the Convertible Units' share of the net income of the Company, with net income allocated to minority interests with respect to weighted average outstanding Convertible Units on a per unit basis equal to diluted earnings per common share. During the years ended December 31, 2003, 2002, and 2001, no units were converted.

              Newly Consolidated Partnerships
              -------------------------------

              As described in Note 3, effective January 1, 2002, we began consolidating the results of two partnerships owning 31 properties, and as a result, minority interest increased by $14,806,000 in 2002.

                            PUBLIC STORAGE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2003

              Other Consolidated Partnerships
              -------------------------------

              At December 31, 2003, the Other Consolidated Partnerships reflect common equity interests that the Company does not own in 25 entities owning an aggregate of 123 self-storage facilities.

              During 2003, we acquired through a merger all of the remaining limited partnership interest not currently owned by the Company in PS Partners IV, Ltd., a partnership, which is consolidated with the Company. The acquisition cost was approximately $23,377,000, consisting of the issuance of 426,859 shares of our common stock ($13,510,000) valued at the closing trading price of the shares at the date of the acquisition, and cash of approximately $9,867,000; this acquisition had the effect of reducing minority interest by $6,690,000, with the excess of cost over underlying book value ($16,687,000) allocated to real estate.

              During 2002, we acquired minority interests in the Consolidated Entities for an aggregate cash cost of $27,544,000 and issued an aggregate of 1,091,608 shares ($37,904,000) of our common stock valued at the closing trading price of the shares at the date of the acquisition; these acquisitions had the effect of reducing minority interest by $25,668,000, with the excess of cost over underlying book value ($39,780,000) allocated to real estate.

              In addition, during 2002, we recorded the pending sale of a partnership interest in the Consolidated Entities for an aggregate of $1,450,000. We recorded a loss on sale of the interest in the amount of $1,839,000. As a result of this pending sale, minority interest increased by $3,289,000. This sale was completed in 2003, with no additional gain or loss on sale recorded. See Note 16 "Commitments and Contingencies."

              During 2001, we acquired minority interests in the Consolidated Entities for an aggregate cash cost of $11,841,000; these acquisitions had the effect of reducing minority interest by $8,743,000, with the excess of cost over underlying book value ($3,098,000) to real estate.

                            PUBLIC STORAGE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2003


10.      Shareholders' equity

              Cumulative Preferred Stock
              --------------------------

              At December 31, 2003 and 2002, we had the following series of Cumulative Preferred Stock outstanding:


                                                              At December 31, 2003               At December 31, 2002
                                                       -------------------------------     -------------------------------
                             Earliest
                            Redemption     Dividend        Shares          Carrying            Shares           Carrying
          Series               Date          Rate       Outstanding         Amount          Outstanding          Amount
--------------------      ------------    ----------   ---------------   -------------     --------------    -------------
                                                          (Dollar amount in thousands)       (Dollar amount in thousands)

Series B                    3/31/03(a)         9.200%               -      $         -         2,300,000      $    57,500
Series C                    6/30/03(a)     Adjustable               -                -         1,200,000           30,000
Series D                      9/30/04          9.500%       1,200,000           30,000         1,200,000           30,000
Series E                      1/31/05         10.000%       2,195,000           54,875         2,195,000           54,875
Series F                      4/30/05          9.750%       2,300,000           57,500         2,300,000           57,500
Series K (b)                  1/19/04(a)       8.250%               -                -             4,600          115,000
Series L                      3/10/04(a)       8.250%           4,600          115,000             4,600          115,000
Series M                      8/17/04          8.750%           2,250           56,250             2,250           56,250
Series Q                      1/19/06          8.600%           6,900          172,500             6,900          172,500
Series R                      9/28/06          8.000%          20,400          510,000            20,400          510,000
Series S                    10/31/06           7.875%           5,750          143,750             5,750          143,750
Series T                      1/18/07          7.625%           6,086          152,150             6,086          152,150
Series U                      2/19/07          7.625%           6,000          150,000             6,000          150,000
Series V                      9/30/07          7.500%           6,900          172,500             6,900          172,500
Series W                      10/6/08          6.500%           5,300          132,500                 -                -
Series X                    11/13/08           6.450%           4,800          120,000                 -                -
                                                      ---------------   --------------    --------------    -------------
       Total Cumulative Preferred Stock                     5,763,986      $ 1,867,025         9,258,486      $ 1,817,025
                                                      ===============   ==============    ==============    =============


              (a) Series was redeemed on the date indicated.

              (b) The Series K Cumulative Preferred Stock was called for redemption in December 2003, and was redeemed in January 2004 along with the unpaid distributions from December 31, 2003 through the redemption date. Accordingly, the redemption value of $115,000,000 was classified as a liability at December 31, 2003.



              During 2003, we issued our Series W and Series X Cumulative Preferred Stock: Series W - issued on October 6, 2003, net proceeds of $128,126,000 and Series X - issued November 13, 2003, net proceeds of $116,020,000.


              During 2003, we redeemed our Series B and Series C Cumulative Preferred Stock, at par, at a total cost of $57,517,000 and $30,018,000 (including related redemption expenses), respectively. In December 2003, we called for redemption our Series K Cumulative Preferred Stock, at par. The total cost of redemption of the Series K was approximately $115,000,000, plus accrued dividends, on the redemption date, January 20, 2004. Accordingly, the $115,000,000 Series K Preferred Stock was classified as a liability at December 31, 2003.

                            PUBLIC STORAGE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2003

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

              On August 30, 2002, in a private transaction, we exchanged an aggregate of 86,000 shares (par value of $2,150,000) of our Preferred Stock, Series B for 86 shares (representing 86,000 depositary shares with a par value of $2,150,000) of our Preferred Stock, Series T.

              In 2004 (unaudited), we issued Series Y and Series Z Cumulative Preferred Stock: On January 2, 2004, in a private transaction, we sold 1,600,000 shares (par value of $40,000,000) of our Preferred Stock, Series Y, priced at 6.850%; and on March 5, 2004, 4,500,000 depositary shares, with each depositary share representing 1/1,000 of a share of 6.250% Cumulative Preferred Stock, Series Z (par value $112,500,000). We also called for redemption all outstanding shares of our 8.25% Cumulative Preferred Stock, Series L at a redemption price of $25 per share for a total of $57,500,000, plus accrued dividends as of March 10, 2004 (unaudited).

              The Series B through Series Z (collectively the "Cumulative Senior Preferred Stock") have general preference rights with respect to liquidation and quarterly distributions. Holders of the preferred stock, except under certain conditions and as noted below, will not be entitled to vote on most matters. In the event of a cumulative arrearage equal to six quarterly dividends or failure to maintain a Debt Ratio (as defined) of 50% or less, holders of all outstanding series of preferred stock (voting as a single class without regard to series) will have the right to elect two additional members to serve on the Company's Board of Directors until events of default have been cured. At December 31, 2003, there were no dividends in arrears and the Debt Ratio was 1.2%.

              Upon issuance of our Preferred Stock, we classify the liquidation value as preferred stock, with any issuance costs recorded as a reduction in Paid-in capital.

              Except under certain conditions relating to the Company's qualification as a REIT, the Senior Preferred Stock is not redeemable prior to the following dates: Series D - September 30, 2004, Series E - January 31, 2005, Series F - April 30, 2005, Series L - March 10, 2004, Series M - August 17, 2004, Series Q - January 19, 2006, Series R - September 28, 2006, Series S - October 31, 2006, Series T - January 18, 2007, Series U - February 19, 2007, Series V - September 30, 2007, Series W - October 6, 2008, Series X - November 13, 2008, Series Y - January 2, 2009, Series Z - March 5, 2009. On or after the respective dates, each of the series of Cumulative Senior Preferred Stock will be redeemable, at the option of the Company, in whole or in part, at $25 per share (or depositary share in the case of the Series L through Series X and Series Z), plus accrued and unpaid dividends.

                            PUBLIC STORAGE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2003


              Common Stock

              During 2003, 2002 and 2001, we issued and repurchased shares of our common stock as follows:

                                                2003                        2002                        2001
                                        ------------------------   -------------------------   ------------------------
                                                                (Dollar amount in thousands)
                                        Shares        Amount        Shares        Amount        Shares        Amount
                                        ----------   -----------   -----------   -----------   -----------  -----------
Exercise of stock options...........    2,743,420    $   68,088       948,932    $   23,333       704,901    $   15,857
Acquisition of minority interests         426,859        13,510     1,091,608        37,904             -             -
Business Combinations (Note 3)...               -             -             -             -     1,138,733        30,814
Conversion of Class B Common Stock      7,000,000           700             -             -             -             -
Repurchases of common stock (a)..        (175,000)       (6,001)      (11,000)         (381)  (10,585,593)     (276,861)
                                        ----------   -----------   -----------   -----------   -----------  -----------
                                        9,995,279       $76,297     2,029,540    $   60,856    (8,741,959)   $ (230,190)
                                        ==========   ===========   ===========   ===========   ===========  ===========


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

              At December 31, 2003, entities consolidated with the Company owned 723,732 common shares of the Company. These shares continue to be legally issued and outstanding. In the consolidation process, these shares and the related balance sheet amounts have been eliminated. In addition, these shares are not included in the computation of weighted average shares outstanding.

              The following chart reconciles the Company's legally issued and outstanding shares of common stock and the reported outstanding shares of common stock at December 31, 2003 and December 31, 2002:

                                                  At December 31,    At December 31,
Reconciliation of Common Shares Outstanding             2003                2002
-------------------------------------------       ---------------    ----------------
Legally issued and outstanding shares.......        127,710,466         117,540,187
Less - Shares owned by the Consolidated
    Entities that are eliminated in                    (723,732)           (548,732)
    consolidation...........................
                                                 ----------------    ----------------
Reported issued and outstanding shares......        126,986,734         116,991,455
                                                 ================    ================


              As previously announced, the Board of Directors authorized the repurchase from time to time of up to 10,000,000 shares of the Company's common stock on the open market or in privately negotiated transactions. On March 4, 2000, the Board of Directors increased the authorized number of shares that the Company could repurchase to 15,000,000. On March 15, 2001, the Board of Directors increased the authorized number of shares the Company could repurchase to 20,000,000. During 2001, the Board of Directors increased the authorized number of shares the Company could repurchase to 25,000,000. Cumulatively through December 31, 2003, we repurchased a total of 21,672,020 shares of common stock at an aggregate cost of approximately $541,863,000.

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

                            PUBLIC STORAGE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2003

              At December 31, 2003, we had 7,548,494 shares of common stock reserved in connection with the Company's stock option plans Note 12 and 237,935 shares reserved for the conversion of Convertible Units.

              Class B Common Stock
              --------------------

              The 7,000,000 shares of Class B Common Stock were converted into 7,000,000 shares of Common Stock on January 1, 2003. During 2002 and 2001, the Class B Common Stock participated in distributions at 97% of the per share distributions on the Common Stock, which were subject to the condition (which was met) that cumulative distributions of at least $0.22 per quarter per share had been paid on the Common Stock. The Class B Common Stock could not participate in liquidating distributions, and Class B shareholders were not entitled to vote (except as expressly required by California law).

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

              Equity Stock, Series A
              ----------------------

              As of December 31, 2003, there were 8,776,102 depositary shares, each representing 1/1,000 of a share, of Equity Stock, Series A outstanding. The following table summarizes the activity:

                                      2003                        2002                         2001
                            -------------------------   -------------------------    -------------------------
                            Depositary     Issuance     Depositary     Issuance      Depositary     Issuance
                              Shares        Amount        Shares        Amount         Shares        Amount
                            ------------   ----------   -------------  ----------    -----------  ------------
                                                       (Dollar amounts in thousands)
Amount at  beginning of
  year................        8,776,102    $  188,174     8,776,102    $  188,174     5,635,602    $  113,354
Public offerings......                -             -             -             -     2,210,500        51,836
Direct placements.....                -             -             -             -       930,000        22,984
                            ------------   ----------   -------------  ----------    -----------  ------------
Amount at end of year.        8,776,102    $  188,174     8,776,102    $  188,174     8,776,102    $  188,174
                            ============   ==========   =============  ==========    ===========  ============


              The issuance amounts have been recorded as part of paid-in capital on the consolidated balance sheet.


              The Equity Stock, Series A ranks on parity with our common stock and junior to the Cumulative Preferred Stock with respect to general preference rights and has a liquidation amount that cannot exceed $24.50 per share. Distributions with respect to each depositary share shall be the lesser of: a) five times the per share dividend on the common stock or b) $2.45 per annum. Except in order to preserve the Company's federal income tax status as a REIT, we may not redeem the depositary shares before March 31, 2010. On or after March 31, 2010, we may, at our option, redeem the depositary shares at $24.50 per depositary share. If the Company fails to preserve its federal income tax status as a REIT, each depositary share will be convertible into 0.956 shares of our common stock. The depositary shares are otherwise not convertible into common stock. Holders of depositary shares vote as a single class with our holders of common stock on shareholder matters, but the depositary shares have the equivalent of one-tenth of a vote per depositary share. We have no obligation to pay distributions if no distributions are paid to common shareholders.

                            PUBLIC STORAGE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2003

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

              Dividends
              ---------

              The unaudited characterization of dividends for Federal income tax purposes is made based upon earnings and profits of the Company, as defined by the Internal Revenue Code. For the tax year ended December 31, 2003, distributions for the common stock, Equity Stock, Series A, and all the various series of preferred stocks were classified as follows:

                                                                 2003 (unaudited)
                                   -----------------------------------------------------------------------------
                                      1st Quarter        2nd Quarter         3rd Quarter         4th Quarter
                                   -----------------   ---------------      -------------      -----------------
Ordinary Income                         99.72%              99.26%              99.98%             100.00%
Pre-May 6th Long-Term Gain               0.28%               0.74%               0.02%               0.00%
                                   -----------------   ---------------      -------------      -----------------
Total                                  100.00%             100.00%              100.00%              100.0%
                                   =================   ===============      =============      =================

                            PUBLIC STORAGE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2003

     A percentage of the long-term capital gain is unrecaptured section 1250 gain for the first, second and third quarters of 2003 as follows:


                                            2003 Percentage of Total Long-Term Capital Gain Distribution
                                       -----------------------------------------------------------------------
                                         1st Quarter      2nd Quarter       3rd Quarter        4th Quarter
                                       ---------------- ----------------- ----------------- ------------------
Unrecaptured Section 1250 Gain             57.33%            96.36%           100.00%             0.00%
                                       ================ ================= ================= ==================

     For corporate shareholders a portion of the total long-term capital gain is required to be recaptured as ordinary income. For the first, second and third quarters of 2003 the percentages are as follows:


                                            2003 Percentage of Total Long-Term Capital Gain Distribution
                                       -----------------------------------------------------------------------
                                         1st Quarter      2nd Quarter       3rd Quarter        4th Quarter
                                       ---------------- ----------------- ----------------- ------------------
IRCss.291 Recapture                         11.47%            19.27%            20.00%             0.00%
                                       ================ ================= ================= ==================


              The following table summarizes dividends for the years ended December 31, 2003, 2002 and 2001:

                                                 2003                    2002                   2001
                                       --------------------     ------------------    ---------------------
                                       Per share      Total      Per share   Total     Per share    Total
                                       ----------  ----------   ----------  -------   ----------   --------
                                                       (in thousands, except per share data)
Cumulative Preferred Stock
--------------------------
Series A                                $    -      $    -        $1.875    $3,422       $2.500      $4,563
Series B                                $0.575       1,322        $2.343     5,389       $2.300       5,488
Series C                                $0.844       1,013        $1.688     2,024       $1.688       2,024
Series D                                $2.375       2,850        $2.375     2,850       $2.375       2,850
Series E                                $2.500       5,488        $2.500     5,488       $2.500       5,488
Series F                                $2.437       5,606        $2.437     5,606       $2.437       5,606
Series G                                -                -             -         -       $1.664      11,482
Series H                                -                -             -         -       $1.608      10,853
Series I                                -                -             -         -       $1.869       7,475
Series J                                -                -        $1.533     9,200       $2.000      12,000
Series K                                $2.063       9,488        $2.063     9,488       $2.063       9,488
Series L                                $2.063       9,488        $2.063     9,488       $2.063       9,488
Series M                                $2.188       4,922        $2.188     4,922       $2.188       4,922
Series Q                                $2.150      14,835        $2.150    14,835       $2.048      14,134
Series R                                $2.000      40,800        $2.000    40,800       $0.500      10,200
Series S                                $1.969      11,320        $1.969    11,320       $0.334       1,918
Series T                                $1.906      11,601        $1.809    11,011            -           -
Series U                                $1.906      11,438        $1.641     9,849            -           -
Series V                                $1.875      12,938        $0.469     3,234            -           -
Series W                                $0.388       2,057             -         -            -           -
Series X                                $0.215       1,030             -         -            -           -
                                       ----------  ----------   ----------  -------   ----------   --------
                                                   146,196                 148,926                  117,979
Common Stock
------------
Common Stock                            $1.800     225,864        $1.800   209,077      $1.690      193,121
Equity Stock, Series A                  $2.450      21,501        $2.450    21,501      $2.450       19,455
Class B Common Stock                    -                -        $1.746    12,222      $1.639       11,475
                                                  ----------             ---------                ---------
Total Distributions                               $393,561                $391,726                 $342,030
                                                  ==========             =========                =========

                            PUBLIC STORAGE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2003


11.      Related Party Transactions

     Relationships and transactions with the Hughes Family
     -----------------------------------------------------

              B. Wayne Hughes, Chairman of the Board, and his family (the "Hughes Family") have ownership interests in, and operate, approximately 38 self-storage facilities in Canada under the name "Public Storage," pursuant to a license agreement with the Company. We currently do not own any interests in these facilities nor do we own any facilities in Canada. The Hughes Family owns approximately 36% of our common stock outstanding at December 31, 2003. We have a right of first refusal to acquire the stock or assets of the corporation engaged in the operation of the 38 self-storage facilities in Canada if the Hughes family or the corporation agrees to sell them. However, we have no interest in the operations of this corporation, have no right to acquire this stock or assets unless the Hughes family decides to sell, and receive no benefit from the profits and increases in value of the Canadian self-storage facilities.

              Our personnel have been engaged in the supervision and the operation of these 38 self-storage facilities and currently provide certain administrative services for the Canadian owners, and certain other services, primarily tax services, with respect to certain other Hughes Family interests. The Hughes Family and the Canadian owners reimbursed us at cost for these services (U.S. $542,499 and $638,000 in respect of the Canadian operations for 2003 and 2002, respectively, and U.S. $151,063 and $167,930 for other services during 2003 and 2002, respectively). There may be conflicts of interest in allocating the time of our personnel between our properties, the Canadian properties, and certain other Hughes Family interests. The sharing of personnel and systems with the Canadian entities was substantially discontinued by December 31, 2003.

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

     Other Related Party Transactions
     --------------------------------

              Ronald L. Havner, Jr. is our vice-chairman and chief executive officer, and he is chairman of the board of PSB. Until August 2003, Mr. Havner was also the Chief Executive Officer of PSB. For 2003 services, Mr. Havner was compensated by PSB, as well as by the Company.

              In January 2001, the Company repurchased 10,000 shares of common stock from a corporation wholly-owned by a director of the Company for an aggregate of $251,875 cash. In March 2001, the Company repurchased 2,619,893 shares of common stock from a limited liability company of which a director of the Company was at the time of the transaction a controlling member for an aggregate of $68,064,820 cash. In each transaction, the purchase price approximated market value as of the date of each transaction.

                            PUBLIC STORAGE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2003

              In December 2003, the Company loaned $100,000,000 to PSB. This loan bore interest at the rate of 1.45% per year. This loan, which was fully repaid on March 8, 2004, was included in Notes Receivable at December 31, 2003. Also, in December 2001, the Company loaned $35,000,000 to PSB. This loan bore interest at the rate of 3.25% per year. This loan was repaid in full on January 28, 2002.

              In June 2002, we sold an undeveloped parcel of land at cost to PSB for an aggregate of $1,100,000 cash.

              PSB manages certain of the commercial facilities owned by the Company pursuant to management agreements for a management fee equal to 5% of revenues. The Company paid a total of $581,000, $578,000, and $642,000, respectively, in 2003, 2002 and 2001 in management fees with respect to PSB's property management services.

12.      Stock-based compensation

     Stock Options
     -------------

              The Company has a 1990 Stock Option Plan (the "1990 Plan") that provides for the grant of non-qualified stock options. The Company has a 1994 Stock Option Plan (the "1994 Plan"), a 1996 Stock Option and Incentive Plan (the "1996 Plan") and a 2000 Non-Executive/Non-Director Stock Option and Incentive Plan (the "2000 Plan"), each of which provides for the grant of non-qualified options and incentive stock options. (The 1990 Plan, the 1994 Plan, the 1996 Plan and the 2000 Plan are collectively referred to as the "PSI Plans"). Under the PSI Plans, the Company has granted non-qualified options to certain directors, officers and key employees to purchase shares of the Company's common stock at a price equal to the fair market value of the common stock at the date of grant. Generally, options under the Plans vest over a three-year period from the date of grant at the rate of one-third per year and expire (i) under the 1990 Plan, five years after the date they became exercisable and (ii) under the 1994 Plan, the 1996 Plan and the 2000 Plan, ten years after the date of grant. The 1996 Plan and the 2000 Plan also provide for the grant of restricted stock to officers, key employees and service providers on terms determined by an authorized committee of the Board of Directors; no shares of restricted stock have been granted. In connection with the Storage Trust merger in March 1999, we assumed the outstanding non-qualified options under the Storage Trust Realty 1994 Share Incentive Plan (the "Storage Trust Plan"), which were converted into non-qualified options to purchase our common stock (the PSI Plans and the Storage Trust Plan are collectively referred to as the "Plans.")

              Information with respect to the Plans during 2003, 2002 and 2001 is as follows:


                                                       2003                           2002                         2001
                                             --------------------------      -------------------------    --------------------------
                                               Number          Average         Number        Average         Number        Average
                                                 of           Price per          of         Price per          of         Price per
                                               Options          Share          Options        Share         Options         Share
                                             -----------     ----------      ------------   -----------   ------------    ----------
Options outstanding January 1                 5,939,224          $25.79        6,677,334        $24.81      6,412,576         $23.65
  Granted                                       272,500           34.50          792,000         33.20      1,776,500          27.93
  Exercised                                  (2,743,420)          24.85         (948,932)        24.59       (704,901)         22.50
  Canceled                                     (379,686)          28.33         (581,178)        26.61       (806,841)         24.51
                                             -----------     ----------      ------------   -----------   ------------    ----------
Options outstanding December 31               3,088,618          $27.14        5,939,224        $25.79      6,677,334         $24.81
                                                             ==========                     ===========                   ==========
                                                                 $14.88                         $14.88                        $14.88
Option price range at December 31 (a)                         to $39.23                      to $37.40                     to $34.68
Option excercisable at December 31            2,305,868          $25.24        3,666,641        $24.46      2,618,889         $24.14
                                             ===========     ==========      ============    ==========   ============    ==========
Options available for grant at
December 31                                   4,459,876                        4,352,690                    4,563,512
                                             ===========                     ============                 ============


(a) Approximately 2,159,944, 5,059,000, and 6,532,334 of options outstanding at December 31, 2003, 2002 and 2001, had exercise prices less than $30.

                            PUBLIC STORAGE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2003

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

              For periods prior to December 31, 2001, we utilized the APB 25 Method of accounting for employee stock options. As of January 1, 2002, we adopted the Fair Value Method, and have elected to use the prospective method of transition, whereby the Company applies the recognition provisions of the Fair Value Method to all stock options granted after the beginning of the fiscal year in which the Company adopts such method. Accordingly, we recognize compensation expense in our income statement using the Fair Value Method only with respect to stock options issued after January 1, 2002.

              The following table sets forth financial disclosures with respect to the accounting for stock options:


                                                                                       For the years ended December 31,
                                                                            ----------------------------------------------------
Selected information with respect to employee stock options                     2003                 2002                 2001
                                                                            ------------         -----------          ----------
Average estimated value per option granted, utilizing the
Black-Scholes method..............................................               $1.95                $1.86               $1.48

Assumptions used in valuing options with the Black-Scholes method:
    Expected life of options in years.............................                5                    5                   5
    Risk-free interest rate.......................................                3.0%                 3.2%                4.1%
    Expected volatility...........................................                0.180                0.170               0.155
    Expected dividend yield.......................................                7.0%                 7.0%                7.0%

Net income information with respect to each year

Net income, as reported...........................................            $336,653             $318,738             $324,208
Add back:  stock-based employee compensation expense included in net
   income.........................................................                 530                  163                    -
Less: stock-based employee compensation cost that would have been
   included if the fair value method were applied for all awards..              (3,311)              (3,595)              (4,176)
                                                                            ------------         -----------          ----------
   Net income, assuming consistent application of the fair value method
                                                                              $333,872             $315,306             $320,032
                                                                            ============         ===========          ==========
Earnings per share, as reported:
   Basic .........................................................              $1.29                $1.15                $1.41
   Diluted........................................................              $1.28                $1.14                $1.39

Earnings per share, assuming consistent application of the fair value method
   Basic .........................................................              $1.27                $1.12                $1.37
   Diluted........................................................              $1.26                $1.11                $1.36


                            PUBLIC STORAGE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2003

     Restricted Stock Units
     ----------------------

              Restricted stock units vest over a five-year period from the date of grant at the rate of one-fifth per year. The employee is entitled to receive per-unit dividends on the outstanding restricted stock units equal to the per-share dividends received by the common shares. Upon vesting, the employee receives either regular common shares equal to the number of vested restricted stock units in exchange for the units or, at the employee's option, the equivalent in cash. The total value of each restricted stock unit grant, based upon the market price of the Company's common stock at the date of grant, combined with the estimated payroll taxes and other payroll burden costs to be incurred upon vesting, is amortized over the vesting period as compensation expense and accrued as a liability. Any changes in the market price of the Company's common stock price are reflected prospectively as adjustments to compensation expense with respect to unvested restricted stock units over the applicable remaining service period. Dividends paid on restricted stock units are accounted for as dividends on common stock. Outstanding restricted stock units are included on a one-for-one basis in the Company's diluted weighted average shares, less a reduction for the treasury stock method applied to the average cumulative measured but unrecognized compensation expense during the period.

              Throughout 2003, the Company granted a total of 249,000 restricted stock units to employees of the Company. The fair market value of the grant was approximately $10,804,000 based upon a closing price of $43.39 per common share on December 31, 2003. A total of $970,000 in restricted stock expense was recorded in the year ended December 31, 2003, representing the applicable amortization of the 249,000 unit grant.


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

              Interest and other income, interest expense, corporate general and administrative expense, minority interest in income and gains and losses are not allocated to segments because management does not utilize them to evaluate the results of operations of each segment.

                            PUBLIC STORAGE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2003

              Measurement of segment assets
              -----------------------------

              No segment data relative to assets or liabilities is presented, because management does not consider the historical cost of the Company's real estate facilities and investments in real estate entities in evaluating the performance of operating management or in evaluating alternative courses of action. The only other types of assets that might be allocated to individual segments are trade receivables, payables, and other assets that arise in the ordinary course of business, but they are also not a significant factor in the measurement of segment performance.

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

              The following table reconciles revenue by segment to the Company's consolidated revenues:


Reconciliation of Revenues by Segment             Years Ended December 31,                        Years Ended December 31,
-------------------------------------    --------------------------------------------  ---------------------------------------------
                                            2003            2002           Change          2002            2001           Change
                                         ------------   -------------   -------------  -------------   ------------    -------------
                                                                          (amounts in thousands)
Self-storage facility rentals.......     $   798,584     $   761,446     $    37,138     $   761,446    $   719,765     $    41,681
Commercial property rentals.........          11,442          11,781            (339)         11,781         12,070            (289)
Containerized storage rentals.......          33,953          29,723           4,230          29,723         28,474           1,249
Tenant re-insurance premiums........          22,464          19,947           2,517          19,947              -          19,947
Interest and other income (not
  allocated to segments)............           8,628           8,661             (33)          8,661         14,225          (5,564)
                                         ------------   -------------   -------------  -------------   ------------    -------------
    Total revenues..................     $   875,071     $   831,558     $    43,513     $   831,558    $   774,534     $    57,024
                                         ============   =============   =============  =============   ============    =============


                           PUBLIC STORAGE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2003


              The following table sets forth a reconciliation of each segment's net income to the Company's consolidated net income:

                                                    Year Ended December 31,                 Year Ended December 31,
                                              -------------------------------------  ---------------------------------------
                                                    2003        2002       Change          2002        2001         Change
                                              -------------- -----------  ---------  -------------- -----------  -----------
                                                                       (Dollar amounts in thousands)
  Reconciliation of Net Income by Segment:

  Self-storage
  Self-storage net operating income.........      $517,679    $511,231     $6,448         $511,231    $491,323    $19,908
  Self-storage depreciation.................      (176,929)   (170,887)    (6,042)        (170,887)   (157,953)   (12,934)
  Equity in earnings - storage property
     operations.............................         6,288       5,992        296            5,992      22,047    (16,055)
  Equity in earnings - depreciation
     (self-storage) ........................        (1,705)     (1,619)       (86)          (1,619)     (7,562)     5,943
  Discontinued self-storage operations......         6,014         571      5,443              571         605        (34)
                                              -------------- -----------  ---------  -------------- -----------  -----------
      Total self-storage segment net income.       351,347     345,288      6,059          345,288     348,460     (3,172)
                                              -------------- -----------  ---------  -------------- -----------  -----------

  Commercial properties
  Commercial properties.....................         6,754       7,319       (565)           7,319       8,209       (890)
  Depreciation and amortization - commercial
     properties.............................        (2,535)     (2,544)         9           (2,544)     (2,569)        25
  Equity in earnings - commercial property
     operations.............................        64,242      65,212       (970)          65,212      52,200     13,012
  Equity in earnings - depreciation
     (commercial properties) ...............       (26,048)    (25,459)      (589)         (25,459)    (17,534)    (7,925)
  Discontinued operations (Note 4) .........             -          77        (77)              77         233       (156)
                                              -------------- -----------  ---------  -------------- -----------  -----------
      Total commercial property segment net
       income...............................        42,413      44,605     (2,192)          44,605      40,539      4,066
                                              -------------- -----------  ---------  -------------- -----------  -----------
  Containerized storage
  Containerized storage net operating income        13,035       6,667      6,368            6,667       3,533      3,134
  Containerized storage depreciation........        (6,311)     (4,547)    (1,764)          (4,547)     (4,392)      (155)
  Discontinued operations (Note 4) .........        (4,181)    (12,178)     7,997          (12,178)     (1,359)   (10,819)
                                              -------------- -----------  ---------  -------------- -----------  -----------
       Total containerized storage segment
       net income/(loss)..................           2,543     (10,058)    12,601          (10,058)     (2,218)    (7,840)
                                              -------------- -----------  ---------  -------------- -----------  -----------
  Tenant Reinsurance
   Tenant reinsurance operating income....          10,477      10,536        (59)          10,536           -     10,536
                                              -------------- -----------  ---------  -------------- -----------  -----------
  Other items not allocated to segments
  -------------------------------------
  Equity in earnings - general and
     administrative and other...............       (17,811)    (14,238)    (3,573)         (14,238)    (10,609)    (3,629)
  Interest and other income.................         8,628       8,661        (33)           8,661      14,225     (5,564)
  General and administrative ...............       (17,127)    (15,619)    (1,508)         (15,619)    (21,038)     5,419
  Interest expense..........................        (1,121)     (3,809)     2,688           (3,809)     (3,227)      (582)
  Minority interest in income ..............       (43,703)    (44,087)       384          (44,087)    (46,015)     1,928
  Gain/(loss) on disposition of real estate.         1,007      (2,541)     3,548           (2,541)      4,091     (6,632)
                                              -------------- -----------  ---------  -------------- -----------  -----------
      Total other items not allocated to segments  (70,127)    (71,633)     1,506          (71,633)    (62,573)    (9,060)
                                              -------------- -----------  ---------  -------------- -----------  -----------
       Total consolidated company net income      $336,653    $318,738    $17,915         $318,738    $324,208   $ (5,470)
                                              ============== ===========  =========  ============== ===========  ===========

                           PUBLIC STORAGE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2003


14.      Events subsequent to December 31, 2003 (unaudited)

              On January 30, 2004, we called for redemption all of the outstanding shares of our 8.25% Cumulative Preferred Stock, Series L, at $25 per share plus accrued dividends. The redemption was completed on March 10, 2004.

              On January 2, 2004, we issued in a private transaction 1,600,000 shares of our 6.850% Cumulative Preferred Stock, Series Y (par value $40,000,000) On March 5, 2004, we issued 4,500,000 depositary shares, each representing 1/1,000 of a share of our 6.250% Cumulative Preferred Stock, Series Z (par value ($112,500,000).

              On January 1, 2004, we entered into a joint venture with an institutional investor for the purpose of acquiring up to $125.0 million of existing self-storage properties in the United States from third parties. The venture will be funded entirely with equity consisting of 30% from the Company and 70% from the institutional investor. The venture has a nine-month investment period (through September 2004) to identify and acquire facilities. Through March 11, 2004, no facilities have been acquired by the venture.

15. Recent accounting pronouncements and guidance

    Accounting for Certain Financial  Instruments with  Characteristics  of Both
    ----------------------------------------------------------------------------
    Liabilities and Equity
    ----------------------

              In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150 - "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" ("SFAS 150"). This statement prescribes reporting standards for financial instruments that have characteristics of both liabilities and equity. This standard generally indicates that certain financial instruments that give the issuer a choice of settling an obligation with a variable number of securities or settling an obligation with a transfer of assets, any mandatory redeemable security, and certain put options and forward purchase contracts, should be classified as a liability on the balance sheet. With the exception of minority interests, described below, we implemented this Statement on July 1, 2003, and the adoption had no impact on our financial statements.

              The provisions of SFAS 150 indicate certain minority interests in consolidated entities are to be classified as liabilities at fair value. However, on October 29, 2003, the FASB decided to defer indefinitely the implementation of SFAS 150 as it relates to these minority interests.

              Assuming the FASB had not deferred the implementation of SFAS 150 as it relates to minority interests, the impact on the Company's balance sheet at December 31, 2003 would have been to reclassify the Company's minority interests described in Note 9 as the "Consolidated Development Joint Venture and the "Other Consolidated Partnerships", as liabilities at their estimated fair value. Such adoption would reduce the Company's common minority interest by $134,878,000, and increase liabilities by $317,763,000, representing the estimated settlement value of these minority interests at December 31, 2003.

     FASB Interpretation No. 46 - Consolidation of Variable Interest Entities
     ------------------------------------------------------------------------

              In January 2003, the Financial Accounting Standards Board issued FASB Interpretation No. 46 - "Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin No. 51." This interpretation explains how to identify variable interest entities and how an enterprise assesses its interests in a variable interest entity to decide whether to consolidate that entity. In general, a variable interest entity is a corporation, partnership, trust, or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights, or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. This statement is applicable at the beginning of the Company's quarter ended March 31, 2004. We do not believe that adoption of this accounting standard will have an impact on our financial statements.

                           PUBLIC STORAGE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2003

16.      Commitments and Contingencies

     LEGAL PROCEEDINGS

    Serrao v. Public  Storage,  Inc. (filed April 2003) (Superior Court - Orange
    ----------------------------------------------------------------------------
    County)
    -------

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

              The claim in this case is substantially similar to those in Henriquez v. Public Storage, Inc., which was disclosed in prior reports. In January 2003, the plaintiff caused the Henriquez action to be dismissed. Based upon the uncertainty inherent in any putative class action, the Company cannot presently determine the potential damages, if any, or the ultimate outcome of this litigation. On November 3, 2003, the court granted the Company's motion to strike the plaintiff's nationwide class allegations and to limit any putative class to California residents only. The Company is vigorously contesting the claims upon which this lawsuit is based including class certification efforts.

    Salaam, et al v. Public Storage,  Inc. (filed February 2000) (Superior Court
    ----------------------------------------------------------------------------
    - Los Angeles County)
    ---------------------

              The plaintiffs in this case are suing the Company on behalf of a putative class of California resident property managers who claim that they were not compensated for all the hours they worked. The named plaintiffs have indicated that their claims total less than $20,000 in aggregate. On December 1, 2003, the California Court of Appeals affirmed the Supreme Court's 2002 denial of plaintiff's motion for class certification. The maximum potential liability cannot be estimated, but can only be increased if claims are permitted to be brought on behalf of others under the California Unfair Business Practices Act. The affirmation of denial of class certification does not address the claim under the California Unfair Business Practices Act.

              The Company is continuing to vigorously contest the claims in this case and intends to resist any expansion beyond the named plaintiffs, including by opposing claims on behalf of others under the California Unfair Business Practices Act. The Company cannot presently determine the potential damages, if any, or the ultimate outcome of this litigation.

    Gustavson  et al. v.  Public  Storage,  Inc.  (filed  June  2003)  (Superior
    ----------------------------------------------------------------------------
    Court-Los Angeles County)
    --------------------------

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

                           PUBLIC STORAGE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2003

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

              In July 2003 the Company filed an answer to the Hughes family's complaint requesting a final judicial determination of the Company's rights of recovery against the Hughes family in respect of PSIC. In September 2003, by order of the Superior Court, Malcolm Lucas, a former chief justice of the California Supreme Court, was appointed to try the case. Discover is proceeding and it is expected that in mid-2004, Mr. Lucas will set a trial date for the matter. The Company believes that the lawsuit by the Hughes family will ultimately resolve matters relating to PSIC and will not have any financially adverse effect on the Company (other than the costs and other expenses relating to the lawsuit).

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

                           PUBLIC STORAGE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2003

              In March 2003, the court granted plaintiff's motion to compel the sale of the units to the plaintiff. On December 31, 2003, the Company sold the units to the plaintiff for a total of $1,000,000. This amount reflects the $1,523,000 original agreement with a credit to the plaintiff of a portion of the partnership's distributions received by the Company with respect to the units.

     Other Items
     -----------

              The Company is a party to various claims, complaints, and other legal actions that have arisen in the normal course of business from time to time, that are not described above. We believe that it is unlikely that the outcome of these other pending legal proceedings including employment and tenant claims, in the aggregate, will have a material adverse impact upon the operations or financial position of the Company.

     INSURANCE AND LOSS EXPOURE

              Our facilities have historically carried comprehensive insurance, including fire, earthquake, liability and extended coverage through STOR-Re, one of the Consolidated Entities, and insure portions of these risks through nationally recognized insurance carriers. STOR-Re also insures affiliates of the Company.

              The Company, STOR-Re, and its affiliates' maximum aggregate annual exposure for losses that are below the deductibles set forth in the third-party insurance contracts, assuming multiple significant events occur, is approximately $30 million. In addition, if losses exhaust the third-party insurers' limit of coverage of $125,000,000 for property coverage and $101,000,000 for general liability, our exposure could be greater. These limits are higher than estimates of maximum probable losses that could occur from individual catastrophic events (i.e. earthquake and wind damage) determined in recent engineering and actuarial studies.

              PS Insurance Company reinsures policies against claims for losses to goods stored by tenants at our self-storage facilities (see Note 3). PSIC reinsures its risks with third-party insurers from any individual event that exceeds a loss of $500,000 up to the policy limit of $10,000,000.

     DEVELOPMENT OF REAL ESTATE FACILITIES

              We currently have 38 projects in our development pipeline, including 13 newly developed self-storage facilities, with total estimated development costs of $156,336,000 (unaudited), of which $69,620,000 has been spent at December 31, 2003. Development of these facilities is subject to contingencies.

                           PUBLIC STORAGE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2003

17. Supplementary quarterly financial data (unaudited)


                                                             Three months ended
                                        --------------------------------------------------------------
                                          March 31,        June 30,      September 30,    December 31,
                                            2003             2003            2003             2003
                                        ------------     ------------    ------------     ------------
                                                     (in thousands, except per share data)

Revenues (a).....................        $  206,866      $   217,114      $  227,955       $  223,136
                                        ============     ============    ============     ============
Cost of operations (a)...........        $   74,041      $    79,912      $   80,890       $   83,655
                                        ============     ============    ============     ============
Net income.......................        $   76,639      $    84,297      $   89,747       $   85,970
                                        ============     ============    ============     ============
Per Common Share (Note 2):
   Net income -  Basic...........        $    0.25       $     0.34       $    0.39        $    0.31
                                        ============     ============    ============     ============
   Net income -  Diluted.........        $    0.26       $     0.33       $    0.39        $    0.30
                                        ============     ============    ============     ============

                                                              Three months ended
                                        --------------------------------------------------------------
                                          March 31,        June 30,      September 30,    December 31,
                                            2002             2002            2002             2002
                                        ------------     ------------    ------------     ------------
                                                     (in thousands, except per share data)
Revenues (a).....................        $  203,992      $   206,391      $  214,484       $  206,691
                                        ============     ============    ============     ============
Cost of operations (a)...........        $   65,302      $    69,156      $   72,610       $   80,076
                                        ============     ============    ============     ============
Net income.......................        $   87,455      $    80,718      $   83,351       $   67,214
                                        ============     ============    ============     ============
Per Common Share (Note 2):
   Net income - Basic............        $    0.38       $     0.30       $    0.27        $    0.20
                                        ============     ============    ============     ============
   Net income - Diluted..........        $    0.37       $     0.30       $    0.27        $    0.20
                                        ============     ============    ============     ============


       (a) Revenues and cost of operations as presented in this table differ from the revenue and cost of operations as presented in the Company's quarterly reports due primarily to the impact of discontinued operations accounting with respect to certain containerized storage facilities that were closed in 2003, as described in Note 4 and from the impact of the application EITF Topic D-42 in September 2003.

                              PUBLIC STORAGE, INC.
                           SCHEDULE III - REAL ESTATE
                          AND ACCUMULATED DEPRECIATION


                                                                                                          Adjustments
                                                                                                           Resulting
                                                                                                            from the
                                                                      Initial Cost                         Subsequent
                                                               ----------------------------     Costs      Acquisition
      Date                                          Encum-                    Buildings &        to        of Minority -
    Acquired                Description             brances        Land       Improvements   Acquisition    Interest
------------------ ------------------------------ ------------ ------------- -------------- ------------- ------------ -
 Miniwarehouses

      1/1/81       VirginiaBeach/DiamondSprings       384,000        186,000      1,094,000      679,000             -
      1/1/81       NewportNews/JeffersonAvenue        330,000        108,000      1,071,000      613,000             -
      8/1/81       SanJose/Snell                            -        312,000      1,815,000      404,000             -
     10/1/81       Tampa/LazyLane                           -        282,000      1,899,000      652,000             -
      6/1/82       MountainView                       837,000      1,180,000      1,182,000      566,000             -
      6/1/82       Cupertino/Storage                  659,000        572,000      1,270,000      514,000             -
      6/1/82       SanCarlos/Storage                  580,000        780,000      1,387,000      593,000             -
      6/1/82       SanJose/Tully                      484,000        645,000      1,579,000   12,131,000             -
     10/1/82       Northwood                          899,000      1,034,000      1,522,000      358,000             -
     10/1/82       SorrentoValley                     593,000      1,002,000      1,343,000    (805,000)             -
     12/1/82       Port/Halsey                              -        357,000      1,150,000    (393,000)       326,000
     12/1/82       Sacto/Folsom                             -        396,000        329,000      672,000       323,000
      1/1/83       Platte                                   -        409,000        953,000      473,000       428,000
      1/1/83       Raleigh/Yonkers                          -        203,000        914,000      462,000       425,000
      1/1/83       Semoran                                  -        442,000      1,882,000    6,156,000       720,000
      3/1/83       Blackwood                                -        213,000      1,559,000      312,000       595,000
      4/1/83       Vailsgate                                -        103,000        990,000      453,000       505,000
      5/1/83       DeltaDrive                               -         67,000        481,000      233,000       241,000
      6/1/83       Ventura                                  -        658,000      1,734,000      231,000       583,000
      9/1/83       Dover                                    -        107,000      1,462,000      482,000       627,000
      9/1/83       Ft.Wayne/Bluffton                        -         88,000        675,000      205,000       285,000
      9/1/83       Ft.Wayne/W.Coliseum                      -        160,000      1,395,000      334,000       535,000
      9/1/83       Hobart                                   -        215,000      1,491,000      656,000       838,000
      9/1/83       Langhorne                                -        263,000      3,549,000      530,000     1,445,000
      9/1/83       Newark                                   -        208,000      2,031,000      354,000       746,000
      9/1/83       Newcastle                                -        227,000      2,163,000      452,000       817,000
      9/1/83       Southhampton                             -        331,000      1,738,000      677,000       806,000
      9/1/83       Southington                              -        124,000      1,233,000      355,000       546,000
      9/1/83       Webster/Keystone                         -        449,000      1,688,000      733,000       813,000
     10/1/83       OrlandoJ.Y.Parkway                       -        383,000      1,512,000      424,000       622,000
     11/1/83       Aurora                                   -        505,000        758,000      348,000       341,000
     11/1/83       Campbell                                 -      1,379,000      1,849,000    (483,000)       474,000
     11/1/83       ColSprings/Ed                            -        471,000      1,640,000      206,000       554,000
     11/1/83       ColSprings/Mv                            -        320,000      1,036,000      270,000       441,000
     11/1/83       OklahomaCity                             -        454,000      1,030,000      885,000       620,000





             Gross Carrying Amount
               At December 31, 2003
 --------------------------------------------   Accumulated
      Land         Buidling         Total      Depreciation
--------------- -------------- -------------- -------------


        186,000     1,773,000      1,959,000      1,547,000
        108,000     1,684,000      1,792,000      1,476,000
        312,000     2,219,000      2,531,000      1,958,000
        282,000     2,551,000      2,833,000      2,202,000
      1,181,000     1,747,000      2,928,000      1,507,000
        572,000     1,784,000      2,356,000      1,447,000
        780,000     1,980,000      2,760,000      1,662,000
      4,525,000     9,830,000     14,355,000      2,466,000
      1,034,000     1,880,000      2,914,000      1,513,000
        651,000       889,000      1,540,000        742,000
        357,000     1,083,000      1,440,000        725,000
        396,000     1,324,000      1,720,000        906,000
        409,000     1,854,000      2,263,000      1,180,000
        203,000     1,801,000      2,004,000      1,253,000
        442,000     8,758,000      9,200,000      2,424,000
        213,000     2,466,000      2,679,000      1,597,000
        103,000     1,948,000      2,051,000      1,299,000
         68,000       954,000      1,022,000        630,000
        658,000     2,548,000      3,206,000      1,636,000
        107,000     2,571,000      2,678,000      1,651,000
         88,000     1,165,000      1,253,000        742,000
        160,000     2,264,000      2,424,000      1,422,000
        215,000     2,985,000      3,200,000      1,927,000
        263,000     5,524,000      5,787,000      3,559,000
        208,000     3,131,000      3,339,000      1,995,000
        227,000     3,432,000      3,659,000      2,204,000
        331,000     3,221,000      3,552,000      2,112,000
        123,000     2,135,000      2,258,000      1,349,000
        449,000     3,234,000      3,683,000      2,162,000
        383,000     2,558,000      2,941,000      1,622,000
        505,000     1,447,000      1,952,000        910,000
      1,380,000     1,839,000      3,219,000      1,176,000
        471,000     2,400,000      2,871,000      1,551,000
        320,000     1,747,000      2,067,000      1,129,000
        454,000     2,535,000      2,989,000      1,616,000

                                                                                                          Adjustments
                                                                                                           Resulting
                                                                                                            from the
                                                                      Initial Cost                         Subsequent
                                                               ----------------------------     Costs      Acquisition
      Date                                          Encum-                    Buildings &        to        of Minority
    Acquired                Description             brances        Land       Improvements   Acquisition    Interest
------------------ ------------------------------ ------------ ------------- -------------- ------------- ------------
 Miniwarehouses
     11/1/83       Thorton                                  -        418,000      1,400,000      153,000       536,000
     11/1/83       Tucson                                   -        343,000        778,000      651,000       420,000
     11/1/83       Webster/Nasa                             -      1,570,000      2,457,000    1,110,000     1,372,000
     12/1/83       Augusta                                  -         97,000        747,000      365,000       324,000
     12/1/83       Charlotte                                -        165,000      1,274,000      486,000       442,000
     12/1/83       Columbia                                 -        171,000      1,318,000      520,000       492,000
     12/1/83       Greensboro/Electra                       -        112,000        869,000      388,000       382,000
     12/1/83       Greensboro/Market                        -        214,000      1,653,000      700,000       794,000
     12/1/83       Richmond                                 -        176,000      1,360,000      478,000       468,000
     12/1/83       Tacoma                                   -        553,000      1,173,000      480,000       487,000
      1/1/84       Belton                                   -        175,000        858,000      713,000       378,000
      1/1/84       Fremont/Albrae                           -        636,000      1,659,000      502,000       532,000
      1/1/84       Gladstone                                -        275,000      1,799,000      560,000       640,000
      1/1/84       Hickman/112                              -        257,000      1,848,000      484,000       618,000
      1/1/84       Holmes                                   -        289,000      1,333,000      415,000       455,000
      1/1/84       Independence                             -        221,000      1,848,000      391,000       609,000
      1/1/84       Merriam                                  -        255,000      1,469,000      440,000       480,000
      1/1/84       Olathe                                   -        107,000        992,000      371,000       361,000
      1/1/84       Shawnee                                  -        205,000      1,420,000      487,000       502,000
      1/1/84       Topeka                                   -         75,000      1,049,000      295,000       356,000
      3/1/84       Manassas                                 -        320,000      1,556,000      432,000       553,000
      3/1/84       Marrietta/Cobb                           -         73,000        542,000      350,000       259,000
      3/1/84       PicoRivera                               -        743,000        807,000      370,000       321,000
      4/1/84       Milwaukie/Oregon                         -        289,000        584,000      289,000       311,000
      4/1/84       Providence                               -         92,000      1,087,000      439,000       423,000
      5/1/84       Garland                                  -        356,000        844,000      248,000       360,000
      5/1/84       Philadelphia/Grant                       -      1,041,000      3,262,000      592,000       971,000
      5/1/84       Raleigh/Departure                        -        302,000      2,484,000      548,000       788,000
      5/1/84       VirginiaBeach                            -        509,000      2,121,000      747,000       776,000
      6/1/84       Baltimore                                -        382,000      1,793,000      892,000       634,000
      6/1/84       Cincinnati                               -        402,000      1,573,000      649,000       672,000
      6/1/84       Delran                                   -        279,000      1,472,000      363,000       573,000
      6/1/84       Florence                                 -        185,000        740,000      492,000       376,000
      6/1/84       Laurel                                   -        501,000      2,349,000      739,000       824,000
      6/1/84       Lorton                                   -        435,000      2,040,000      571,000       682,000
      6/1/84       OrangeBlossom                            -        226,000        924,000      268,000       398,000
      7/1/84       Trevose/OldLincoln                       -        421,000      1,749,000      451,000       582,000




             Gross Carrying Amount
               At December 31, 2003
 --------------------------------------------   Accumulated
      Land         Buidling         Total      Depreciation
 -------------- -------------- -------------- -------------

        418,000     2,089,000      2,507,000      1,353,000
        343,000     1,849,000      2,192,000      1,149,000
      1,572,000     4,937,000      6,509,000      3,256,000
         97,000     1,436,000      1,533,000        966,000
        165,000     2,202,000      2,367,000      1,477,000
        171,000     2,330,000      2,501,000      1,597,000
        112,000     1,639,000      1,751,000      1,105,000
        214,000     3,147,000      3,361,000      2,145,000
        176,000     2,306,000      2,482,000      1,518,000
        553,000     2,140,000      2,693,000      1,423,000
        175,000     1,949,000      2,124,000      1,286,000
        636,000     2,693,000      3,329,000      1,848,000
        275,000     2,999,000      3,274,000      1,986,000
        257,000     2,950,000      3,207,000      1,999,000
        289,000     2,203,000      2,492,000      1,467,000
        221,000     2,848,000      3,069,000      1,920,000
        255,000     2,389,000      2,644,000      1,608,000
        107,000     1,724,000      1,831,000      1,155,000
        205,000     2,409,000      2,614,000      1,606,000
         75,000     1,700,000      1,775,000      1,127,000
        320,000     2,541,000      2,861,000      1,690,000
         73,000     1,151,000      1,224,000        765,000
        743,000     1,498,000      2,241,000      1,032,000
        289,000     1,184,000      1,473,000        806,000
         92,000     1,949,000      2,041,000      1,308,000
        356,000     1,452,000      1,808,000        942,000
      1,040,000     4,826,000      5,866,000      3,175,000
        302,000     3,820,000      4,122,000      2,550,000
        499,000     3,654,000      4,153,000      2,408,000
        382,000     3,319,000      3,701,000      2,132,000
        402,000     2,894,000      3,296,000      1,819,000
        279,000     2,408,000      2,687,000      1,506,000
        185,000     1,608,000      1,793,000      1,001,000
        501,000     3,912,000      4,413,000      2,603,000
        435,000     3,293,000      3,728,000      2,187,000
        226,000     1,590,000      1,816,000      1,008,000
        421,000     2,782,000      3,203,000      1,842,000


                                                                                                          Adjustments
                                                                                                           Resulting
                                                                                                            from the
                                                                      Initial Cost                         Subsequent
                                                               ----------------------------     Costs      Acquisition
      Date                                          Encum-                    Buildings &        to        of Minority
    Acquired                Description             brances        Land       Improvements   Acquisition    Interest
------------------ ------------------------------ ------------ ------------- -------------- ------------- ------------
 Miniwarehouses
      8/1/84       Kaplan/Irving                            -        677,000      1,592,000    4,646,000       639,000
      8/1/84       Kaplan/WalnutHill                        -        971,000      2,359,000      896,000     1,041,000
      8/1/84       Medley                                   -        584,000      1,016,000      412,000       464,000
      8/1/84       NewportNews                              -        356,000      2,395,000      731,000     1,013,000
      8/1/84       OklahomaCity                             -        340,000      1,310,000      611,000       652,000
      9/1/84       CockrellHill                             -        380,000        913,000    1,132,000       675,000
     11/1/84       Hialeah                                  -        886,000      1,784,000      389,000       672,000
     11/1/84       Omaha                                    -        109,000        806,000      528,000       399,000
     12/1/84       Austin/Lamar                             -        643,000        947,000      550,000       443,000
     12/1/84       FortWorth                                -        122,000        928,000       44,000       303,000
     12/1/84       Montgomeryville                          -        215,000      2,085,000      420,000       776,000
     12/1/84       Pompano                                  -        399,000      1,386,000      679,000       698,000
      1/1/85       BossierCity                              -        184,000      1,542,000      558,000       656,000
      1/1/85       Cranston                                 -        175,000        722,000      347,000       267,000
      2/1/85       Hurst                                    -        231,000      1,220,000      249,000       480,000
      2/1/85       SimiValley                               -        737,000      1,389,000      360,000       520,000
      3/1/85       Houston/Westheimer                 286,000        850,000      1,179,000      791,000             -
      3/1/85       Chattanooga                              -        202,000      1,573,000      520,000       683,000
      3/1/85       Fairfield                                -        338,000      1,187,000      522,000       527,000
      3/1/85       FernPark                                 -        144,000      1,107,000      273,000       432,000
      3/1/85       Portland                                 -        285,000        941,000      335,000       438,000
      4/1/85       Austin/S.First                           -        778,000      1,282,000      379,000       711,000
      4/1/85       Cincinnati/Colerain                      -        253,000      1,717,000      423,000       932,000
      4/1/85       Cincinnati/E.Kemper                      -        232,000      1,573,000      331,000       853,000
      4/1/85       Florence/TannerLane                      -        218,000      1,477,000      416,000       835,000
      4/1/85       LagunaHills                              -      1,224,000      3,303,000      445,000     1,213,000
      5/1/85       Arlington                                -        201,000      1,497,000      480,000       618,000
      5/1/85       Columbus/BuschBlvd.                      -        202,000      1,559,000      448,000       592,000
      5/1/85       Columbus/KinnearRd.                      -        241,000      1,865,000      416,000       771,000
      5/1/85       Longwood                                 -        355,000      1,645,000      323,000       669,000
      5/1/85       Manchester/S.Willow                      -        371,000      2,129,000    (112,000)       854,000
      5/1/85       Milwaukie/Mcloughlin                     -        458,000        742,000      421,000       620,000
      5/1/85       Tacoma/PhillipsRd.                       -        396,000      1,204,000      319,000       669,000
      5/1/85       Worthington                              -        221,000      1,824,000      424,000       709,000
      6/1/85       GroveCity/MarlaneDrive                   -        150,000      1,157,000      419,000       471,000
      6/1/85       N.Hollywood/Raymer                       -        967,000        848,000      269,000       515,000
      6/1/85       Reynoldsburg                             -        204,000      1,568,000      482,000       598,000



              Gross Carrying Amount
                At December 31, 2003
  --------------------------------------------   Accumulated
       Land         Buidling         Total      Depreciation
- -------------- -------------- -------------- -------------

         678,000     6,876,000      7,554,000      2,054,000
         971,000     4,296,000      5,267,000      2,719,000
         584,000     1,892,000      2,476,000      1,192,000
         356,000     4,139,000      4,495,000      2,623,000
         340,000     2,573,000      2,913,000      1,607,000
         380,000     2,720,000      3,100,000      1,737,000
         886,000     2,845,000      3,731,000      1,781,000
         109,000     1,733,000      1,842,000      1,103,000
         643,000     1,940,000      2,583,000      1,171,000
         122,000     1,275,000      1,397,000        811,000
         215,000     3,281,000      3,496,000      2,011,000
         399,000     2,763,000      3,162,000      1,730,000
         184,000     2,756,000      2,940,000      1,694,000
         175,000     1,336,000      1,511,000        871,000
         231,000     1,949,000      2,180,000      1,218,000
         737,000     2,269,000      3,006,000      1,401,000
         850,000     1,970,000      2,820,000      1,461,000
         202,000     2,776,000      2,978,000      1,691,000
         338,000     2,236,000      2,574,000      1,331,000
         144,000     1,812,000      1,956,000      1,106,000
         285,000     1,714,000      1,999,000      1,044,000
         778,000     2,372,000      3,150,000      1,322,000
         253,000     3,072,000      3,325,000      1,658,000
         232,000     2,757,000      2,989,000      1,498,000
         218,000     2,728,000      2,946,000      1,477,000
       1,225,000     4,960,000      6,185,000      3,070,000
         201,000     2,595,000      2,796,000      1,569,000
         202,000     2,599,000      2,801,000      1,541,000
         241,000     3,052,000      3,293,000      1,838,000
         355,000     2,637,000      2,992,000      1,625,000
         371,000     2,871,000      3,242,000      1,567,000
         458,000     1,783,000      2,241,000        977,000
         396,000     2,192,000      2,588,000      1,187,000
         221,000     2,957,000      3,178,000      1,773,000
         150,000     2,047,000      2,197,000      1,224,000
         967,000     1,632,000      2,599,000        916,000
         204,000     2,648,000      2,852,000      1,573,000


                                                                                                          Adjustments
                                                                                                           Resulting
                                                                                                            from the
                                                                      Initial Cost                         Subsequent
                                                               ----------------------------     Costs      Acquisition
      Date                                          Encum-                    Buildings &        to        of Minority
    Acquired                Description             brances        Land       Improvements   Acquisition    Interest
------------------ ------------------------------ ------------ ------------- -------------- ------------- ------------
 Miniwarehouses
      7/1/85       Columbus/KenneyRd.                       -        199,000      1,531,000      457,000       598,000
      7/1/85       Columbus/MorseRd.                        -        195,000      1,510,000      439,000       670,000
      7/1/85       Concord/Hwy29                            -        150,000        750,000      405,000       587,000
      7/1/85       Dayton/ExecutiveBlvd.                    -        160,000      1,207,000      459,000       569,000
      7/1/85       Dayton/NeedmoreRoad                      -        144,000      1,108,000      446,000       460,000
      7/1/85       Lilburn                                  -        331,000        969,000      252,000       424,000
      7/1/85       SanDiego/KearnyMesaRd                    -        783,000      1,750,000      349,000       962,000
      7/1/85       Scottsdale/70thSt                        -        632,000      1,368,000      366,000       742,000
      7/1/85       Springfield                              -         90,000        699,000      376,000       332,000
      7/1/85       Westerville                              -        199,000      1,517,000      619,000       620,000
      9/1/85       Columbus/Sinclair                        -        307,000        893,000      369,000       519,000
      9/1/85       Madison/CoppsAve.                        -        450,000      1,150,000      437,000       665,000
      9/1/85       Philadelphia/TaconySt                    -        118,000      1,782,000      300,000       856,000
     10/1/85       Columbus/Ambleside                       -        124,000      1,526,000       39,000       644,000
     10/1/85       Dallas/AlvinSt.                          -        359,000      1,266,000      181,000       559,000
     10/1/85       Dallas/S.Westmoreland                    -        474,000      1,670,000      207,000       734,000
     10/1/85       FortWorth/CockrellSt.                    -        323,000      1,136,000      181,000       515,000
     10/1/85       FortWorth/E.Seminary                     -        382,000      1,346,000      213,000       552,000
     10/1/85       FortWorth/W.BeachSt.                     -        356,000      1,252,000      212,000       531,000
     10/1/85       Hartford/Roberts                         -        219,000      1,481,000      386,000       966,000
     10/1/85       Indianapolis/BeachGrove                  -        198,000      1,342,000      276,000       709,000
     10/1/85       Indianapolis/PikePlace                   -        229,000      1,531,000      378,000       856,000
     10/1/85       Joplin/S.RangeLine                       -        264,000        904,000      229,000       465,000
     10/1/85       N.Hollywood/Whitsett                     -      1,524,000      2,576,000      383,000     1,302,000
     10/1/85       Portland/SE82ndSt                        -        354,000        496,000      356,000       380,000
     10/1/85       SanAntonio/Callaghan                     -        288,000      1,016,000      470,000       543,000
     10/1/85       SanAntonio/Fredericksburg                -        287,000      1,009,000      595,000       597,000
     10/1/85       SanAntonio/Hackberry                     -        388,000      1,367,000    2,521,000     1,001,000
     10/1/85       SanAntonio/WetmoreRd.                    -        306,000      1,079,000      611,000       638,000
     10/1/85       SanAntonio/Zarzamora                     -        364,000      1,281,000      644,000       674,000
     10/1/85       Wichita/CareyLane                        -        192,000        674,000       45,000       296,000
     10/1/85       Wichita/E.Harry                          -        313,000      1,050,000      157,000       468,000
     10/1/85       Wichita/E.Kellogg                        -        185,000        658,000     (21,000)       261,000
     10/1/85       Wichita/E.Macarthur                      -        220,000        775,000     (92,000)       323,000
     10/1/85       Wichita/S.RockRd.                        -        501,000      1,478,000      260,000       657,000
     10/1/85       Wichita/S.Tyler                          -        294,000      1,004,000      116,000       530,000
     10/1/85       Wichita/S.Woodlawn                       -        263,000        905,000      158,000       437,000




             Gross Carrying Amount
               At December 31, 2003
 --------------------------------------------   Accumulated
      Land         Buidling         Total      Depreciation
 -------------- -------------- -------------- -------------

        199,000     2,586,000      2,785,000      1,561,000
        195,000     2,619,000      2,814,000      1,577,000
        150,000     1,742,000      1,892,000        987,000
        159,000     2,236,000      2,395,000      1,367,000
        144,000     2,014,000      2,158,000      1,197,000
        330,000     1,646,000      1,976,000      1,006,000
        783,000     3,061,000      3,844,000      1,704,000
        632,000     2,476,000      3,108,000      1,306,000
         90,000     1,407,000      1,497,000        833,000
        199,000     2,756,000      2,955,000      1,591,000
        307,000     1,781,000      2,088,000        943,000
        450,000     2,252,000      2,702,000      1,209,000
        118,000     2,938,000      3,056,000      1,595,000
        124,000     2,209,000      2,333,000      1,161,000
        359,000     2,006,000      2,365,000      1,157,000
        474,000     2,611,000      3,085,000      1,478,000
        323,000     1,832,000      2,155,000      1,058,000
        382,000     2,111,000      2,493,000      1,211,000
        356,000     1,995,000      2,351,000      1,129,000
        219,000     2,833,000      3,052,000      1,500,000
        198,000     2,327,000      2,525,000      1,249,000
        229,000     2,765,000      2,994,000      1,406,000
        264,000     1,598,000      1,862,000        847,000
      1,525,000     4,260,000      5,785,000      2,329,000
        354,000     1,232,000      1,586,000        678,000
        288,000     2,029,000      2,317,000      1,096,000
        287,000     2,201,000      2,488,000      1,152,000
        389,000     4,888,000      5,277,000      1,562,000
        306,000     2,328,000      2,634,000      1,210,000
        364,000     2,599,000      2,963,000      1,372,000
        192,000     1,015,000      1,207,000        564,000
        285,000     1,703,000      1,988,000        929,000
        185,000       898,000      1,083,000        506,000
        220,000     1,006,000      1,226,000        562,000
        642,000     2,254,000      2,896,000      1,198,000
        294,000     1,650,000      1,944,000        949,000
        263,000     1,500,000      1,763,000        797,000


                                                                                                          Adjustments
                                                                                                           Resulting
                                                                                                            from the
                                                                      Initial Cost                         Subsequent
                                                               ----------------------------     Costs      Acquisition
      Date                                          Encum-                    Buildings &        to        of Minority
    Acquired                Description             brances        Land       Improvements   Acquisition    Interest
------------------ ------------------------------ ------------ ------------- -------------- ------------- ------------
 Miniwarehouses
     10/1/85       Wichita/W.Maple                          -        234,000        805,000     (46,000)       313,000
     11/1/85       Everett/Evergreen                        -        706,000      2,294,000      624,000     1,076,000
     11/1/85       Seattle/EmpireWay                        -      1,652,000      5,348,000      695,000     2,198,000
     12/1/85       Amherst/NiagraFalls                      -        132,000        701,000      264,000       400,000
     12/1/85       Brockton/Main                            -        153,000      2,020,000    (184,000)       678,000
     12/1/85       Denver/Leetsdale                         -        603,000        847,000      265,000       408,000
     12/1/85       Eatontown/Hwy35                          -        308,000      4,067,000      498,000     1,648,000
     12/1/85       MacArthurRd.                             -        204,000      1,628,000      203,000       638,000
     12/1/85       Milpitas                                 -      1,623,000      1,577,000      300,000       913,000
     12/1/85       Pleasanton/SantaRita                     -      1,226,000      2,078,000      402,000     1,160,000
     12/1/85       WestSamsBlvd.                            -        164,000      1,159,000    (240,000)       383,000
      1/1/86       Bordentown/Groveville                    -        196,000        981,000      187,000       471,000
      1/1/86       LasVegas/Highland                        -        432,000        848,000      288,000       420,000
      1/1/86       Mapleshade/Rudderow                      -        362,000      1,811,000      360,000       825,000
      1/1/86       SunValley/Sheldon                        -        544,000      1,836,000      375,000       793,000
      2/1/86       Brea/ImperialHwy                         -      1,069,000      2,165,000      384,000       954,000
      2/1/86       ColoradoSprings/Sinton                   -        535,000      1,115,000      393,000       631,000
      2/1/86       CostaMesa/Pomona                         -      1,405,000      1,520,000      387,000       693,000
      2/1/86       OklahomaCity/39th                        -        238,000        812,000      356,000       477,000
      2/1/86       OklahomaCity/Penn                        -        146,000        829,000      165,000       406,000
      2/1/86       Skokie/McCormick                         -        638,000      1,912,000      288,000       779,000
      3/1/86       Jacksonville/Wiley                       -        140,000        510,000      297,000       331,000
      3/1/86       St.Louis/Forder                          -        517,000      1,133,000      348,000       534,000
      3/3/86       Tampa/56th                         262,000        450,000      1,360,000      564,000             -
      4/1/86       FortWorth/EastLoop                       -        196,000        804,000      270,000       369,000
      4/1/86       Reno/Telegraph                           -        649,000      1,051,000      540,000       682,000
      4/1/86       St.Louis/Kirkham                         -        199,000      1,001,000      238,000       401,000
      4/1/86       St.Louis/Reavis                          -        192,000        958,000      216,000       384,000
      5/1/86       Sacramento/FranklinBlvd.                 -        872,000        978,000      492,000       389,000
      5/1/86       WestlakeVillage                          -      1,205,000        995,000      251,000       429,000
      6/1/86       RichlandHills                            -        543,000        857,000      448,000       404,000
      6/1/86       WestValley/So.3600                       -        208,000      1,552,000      450,000       413,000
      7/1/86       CapitalHeights/CentralAve.               -        649,000      3,851,000      414,000     1,277,000
      7/1/86       ColoradoSprings/HollowTree               -        574,000        726,000      319,000       426,000
      7/1/86       Pontiac/DixieHwy.                        -        259,000      2,091,000      171,000       756,000
      7/1/86       Portland/JohnsLandingArea                -        663,000      1,637,000     (16,000)       538,000
      7/1/86       WestLA/PurdueAve.                        -      2,415,000      3,585,000      256,000     1,212,000




             Gross Carrying Amount
               At December 31, 2003
 --------------------------------------------   Accumulated
      Land         Buidling         Total      Depreciation
 -------------- -------------- -------------- -------------

        234,000     1,072,000      1,306,000        602,000
        706,000     3,994,000      4,700,000      2,260,000
      1,653,000     8,240,000      9,893,000      4,682,000
        132,000     1,365,000      1,497,000        787,000
        153,000     2,514,000      2,667,000      1,421,000
        603,000     1,520,000      2,123,000        840,000
        308,000     6,213,000      6,521,000      3,518,000
        204,000     2,469,000      2,673,000      1,393,000
      1,624,000     2,789,000      4,413,000      1,492,000
      1,227,000     3,639,000      4,866,000      1,926,000
        164,000     1,302,000      1,466,000        751,000
        196,000     1,639,000      1,835,000        912,000
        432,000     1,556,000      1,988,000        873,000
        362,000     2,996,000      3,358,000      1,649,000
        544,000     3,004,000      3,548,000      1,712,000
      1,069,000     3,503,000      4,572,000      1,985,000
        535,000     2,139,000      2,674,000      1,108,000
      1,406,000     2,599,000      4,005,000      1,479,000
        238,000     1,645,000      1,883,000        925,000
        146,000     1,400,000      1,546,000        792,000
        638,000     2,979,000      3,617,000      1,656,000
        140,000     1,138,000      1,278,000        643,000
        517,000     2,015,000      2,532,000      1,106,000
        450,000     1,924,000      2,374,000      1,343,000
        196,000     1,443,000      1,639,000        833,000
        649,000     2,273,000      2,922,000      1,289,000
        199,000     1,640,000      1,839,000        953,000
        192,000     1,558,000      1,750,000        918,000
        872,000     1,859,000      2,731,000      1,113,000
      1,206,000     1,674,000      2,880,000        940,000
        543,000     1,709,000      2,252,000      1,027,000
        208,000     2,415,000      2,623,000      1,356,000
        649,000     5,542,000      6,191,000      3,116,000
        574,000     1,471,000      2,045,000        786,000
        259,000     3,018,000      3,277,000      1,669,000
        663,000     2,159,000      2,822,000      1,263,000
      2,417,000     5,051,000      7,468,000      2,866,000


                                                                                                          Adjustments
                                                                                                           Resulting
                                                                                                            from the
                                                                      Initial Cost                         Subsequent
                                                               ----------------------------     Costs      Acquisition
      Date                                          Encum-                    Buildings &        to        of Minority
    Acquired                Description             brances        Land       Improvements   Acquisition    Interest
------------------ ------------------------------ ------------ ------------- -------------- ------------- ------------
 Miniwarehouses
      8/1/86       Hammond/Calumet                          -         97,000        751,000      541,000       366,000
      8/1/86       Laurel/Ft.MeadeRd.                       -        475,000      1,475,000      317,000       630,000
      9/1/86       KansasCity/S.44th.                       -        509,000      1,906,000      574,000       737,000
      9/1/86       Lakewood/Wadsworth-6th                   -      1,070,000      3,155,000      684,000     1,027,000
     10/1/86       Anniston/Whiteside                       -         59,000        566,000      206,000       329,000
     10/1/86       Austin/ResearchBlvd.                     -      1,390,000      1,710,000      567,000       672,000
     10/1/86       Birmingham/Centerpoint                   -        265,000      1,305,000      351,000       525,000
     10/1/86       Birmingham/Eastwood                      -        166,000      1,184,000      327,000       612,000
     10/1/86       Birmingham/Forestdale                    -        152,000        948,000      277,000       519,000
     10/1/86       Birmingham/Greensprings                  -        347,000      1,173,000      366,000       281,000
     10/1/86       Birmingham/Highland                      -         89,000        786,000      244,000       398,000
     10/1/86       Birmingham/Hoover-Lorna                  -        372,000      1,128,000      406,000       431,000
     10/1/86       Birmingham/Riverchase                    -        262,000      1,338,000      464,000       645,000
     10/1/86       Birmingham/RoebuckPlaza                  -        101,000        399,000      310,000       425,000
     10/1/86       Houston/LongPoint                        -        451,000      1,187,000      626,000       563,000
     10/1/86       Houston/NorthFreeway                     -        719,000      1,987,000       83,000       609,000
     10/1/86       Houston/OldKatyRoad                      -      1,365,000      3,431,000    1,064,000     1,274,000
     10/1/86       Houston/PlainfieldRoad                   -        904,000      2,319,000      789,000       920,000
     10/1/86       Houston/SouthLoopWest                    -      1,299,000      3,491,000    1,259,000     1,366,000
     10/1/86       Houston/Gessner                          -      1,032,000      1,693,000      976,000       746,000
     10/1/86       Houston/Glenvista                        -        595,000      1,043,000      673,000       494,000
     10/1/86       Houston/Gulfton                          -      1,732,000      3,036,000    1,099,000     1,398,000
     10/1/86       Houston/I-45                             -        704,000      1,146,000      804,000       604,000
     10/1/86       Houston/Richmond-Fairdale                -      1,502,000      2,506,000    1,125,000     1,160,000
     10/1/86       Houston/Rogerdale                        -      1,631,000      2,792,000      666,000     1,232,000
     10/1/86       Houston/Westpark                         -        503,000        854,000      223,000       435,000
     10/1/86       Huntsville/Drake                         -        253,000      1,172,000      301,000       538,000
     10/1/86       Huntsville/LeemanFerryRd.                -        158,000        992,000      307,000       558,000
     10/1/86       Jonesboro                                -        157,000        718,000      252,000       370,000
     10/1/86       Midfield/Bessemer                        -        170,000        355,000      358,000       112,000
     10/1/86       Peralta/Fremont                          -        851,000      1,074,000      321,000       456,000
     11/1/86       Arleta/OsborneStreet                     -        987,000        663,000      275,000       290,000
     12/1/86       Denver/SheridanBoulevard                 -      1,033,000      2,792,000      941,000     1,007,000
     12/1/86       Gresham/Burnside&202nd                   -        351,000      1,056,000      407,000       482,000
     12/1/86       Hillsboro/T.V.Highway                    -        461,000        574,000      271,000       414,000
     12/1/86       Lynnwood/196thStreet                     -      1,063,000      1,602,000    5,865,000       571,000
     12/1/86       Marietta/CobbParkway                     -        536,000      2,764,000      773,000     1,016,000




             Gross Carrying Amount
               At December 31, 2003
 --------------------------------------------   Accumulated
      Land         Buidling         Total      Depreciation
 -------------- -------------- -------------- -------------

         97,000     1,658,000      1,755,000        951,000
        475,000     2,422,000      2,897,000      1,345,000
        509,000     3,217,000      3,726,000      1,821,000
      1,070,000     4,866,000      5,936,000      2,898,000
        107,000     1,053,000      1,160,000        627,000
      1,391,000     2,948,000      4,339,000      1,769,000
        273,000     2,173,000      2,446,000      1,196,000
        232,000     2,057,000      2,289,000      1,156,000
        190,000     1,706,000      1,896,000        948,000
         16,000     2,151,000      2,167,000      1,197,000
        150,000     1,367,000      1,517,000        815,000
        266,000     2,071,000      2,337,000      1,145,000
        278,000     2,431,000      2,709,000      1,391,000
        340,000       895,000      1,235,000        511,000
        451,000     2,376,000      2,827,000      1,504,000
        661,000     2,737,000      3,398,000      1,684,000
      1,366,000     5,768,000      7,134,000      3,539,000
        904,000     4,028,000      4,932,000      2,430,000
      1,300,000     6,115,000      7,415,000      3,685,000
      1,032,000     3,415,000      4,447,000      2,019,000
        595,000     2,210,000      2,805,000      1,228,000
      1,733,000     5,532,000      7,265,000      3,145,000
        704,000     2,554,000      3,258,000      1,579,000
      1,503,000     4,790,000      6,293,000      2,738,000
      1,632,000     4,689,000      6,321,000      2,593,000
        503,000     1,512,000      2,015,000        843,000
        248,000     2,016,000      2,264,000      1,113,000
        198,000     1,817,000      2,015,000      1,048,000
        157,000     1,340,000      1,497,000        771,000
         95,000       900,000        995,000        493,000
        851,000     1,851,000      2,702,000      1,043,000
        987,000     1,228,000      2,215,000        743,000
      1,033,000     4,740,000      5,773,000      2,736,000
        351,000     1,945,000      2,296,000      1,167,000
        461,000     1,259,000      1,720,000        852,000
      1,307,000     7,794,000      9,101,000      2,059,000
        536,000     4,553,000      5,089,000      2,691,000


                                                                                                          Adjustments
                                                                                                           Resulting
                                                                                                            from the
                                                                      Initial Cost                         Subsequent
                                                               ----------------------------     Costs      Acquisition
      Date                                          Encum-                    Buildings &        to        of Minority
    Acquired                Description             brances        Land       Improvements   Acquisition    Interest
------------------ ------------------------------ ------------ ------------- -------------- ------------- ------------
 Miniwarehouses
     12/1/86       N.Auburn/AuburnWayN.                     -        606,000      1,144,000      438,000       533,000
     12/1/86       SanAntonio/WestSunsetRoad                -      1,206,000      1,594,000      565,000       649,000
     12/31/86      Northridge                         991,000      3,624,000      1,922,000    2,496,000             -
     12/31/86      Monrovia/MyrtleAvenue              660,000      1,149,000      2,446,000      203,000             -
     12/31/86      Chatsworth/Topanga                 447,000      1,447,000      1,243,000      251,000             -
     12/31/86      SantaClara/Duane                   386,000      1,950,000      1,004,000      406,000             -
     12/31/86      Houston/Larkwood                   168,000        247,000        602,000      396,000             -
     12/31/86      OysterPoint                              -      1,569,000      1,490,000      439,000             -
     12/31/86      Walnut                                   -        767,000        613,000    3,599,000             -
      3/1/87       Annandale/Ravensworth                    -        679,000      1,621,000      280,000       596,000
      4/1/87       CityOfIndustry/Amar                      -        748,000      2,052,000      510,000       702,000
      5/1/87       OklahomaCity/W.Hefner                    -        459,000        941,000      317,000       417,000
      7/1/87       OakbrookTerrace                          -        912,000      2,688,000      172,000       399,000
      8/1/87       SanAntonio/AustinHwy.                    -        400,000        850,000      (5,000)       164,000
     10/1/87       Plantation/S.StateRd.                    -        924,000      1,801,000    (200,000)       298,000
     10/1/87       Rockville/FredrickRd.                    -      1,695,000      3,305,000    (206,000)       519,000
      2/1/88       Anaheim/Lakeview                         -        995,000      1,505,000       28,000       256,000
      6/7/88       Mesquite/SorrentoDrive                   -        928,000      1,011,000    3,467,000             -
      7/1/88       FortWayne                                -        101,000      1,524,000       87,000       663,000
      1/1/92       CostaMesa                                -        533,000        980,000      708,000             -
      3/1/92       Dallas/WalnutSt.                         -        537,000      1,008,000      306,000             -
      5/1/92       CampCreek                                -        576,000      1,075,000      322,000             -
      9/1/92       Jacksonville/Arlington                   -        554,000      1,065,000      231,000             -
      9/1/92       Orlando/W.Colonial                       -        368,000        713,000      188,000             -
     10/1/92       Stockton/Mariners                        -        381,000        730,000      225,000             -
     11/18/92      VirginiaBeach/GeneralBoothBlvd           -        599,000      1,119,000      415,000             -
      1/1/93       BaldwinPark/GarveyAve                    -        840,000      1,561,000      406,000             -
      1/1/93       CityOfIndustry                           -      1,611,000      2,991,000      333,000             -
      1/1/93       RedwoodCity/Storage                      -        907,000      1,684,000      253,000             -
      1/1/93       SanJose/Felipe                           -      1,124,000      2,088,000      381,000             -
     3/19/93       Westminister/W.80th                      -        840,000      1,586,000      299,000             -
     4/26/93       CostaMesa/Newport                  897,000      2,141,000      3,989,000    5,174,000             -
     5/13/93       Austin/N.Lamar                           -        919,000      1,695,000    6,700,000             -
     5/28/93       Jacksonville/PhillipsHwy.                -        406,000        771,000      228,000             -
     5/28/93       Tampa/NebraskaAvenue                     -        550,000      1,043,000      177,000             -
      6/9/93       Calabasas/VenturaBlvd.                   -      1,762,000      3,269,000      206,000             -
      6/9/93       Carmichael/FairOaks                      -        573,000      1,052,000      248,000             -




             Gross Carrying Amount
               At December 31, 2003
 --------------------------------------------   Accumulated
      Land         Buidling         Total      Depreciation
 -------------- -------------- -------------- -------------

        606,000     2,115,000      2,721,000      1,280,000
      1,208,000     2,806,000      4,014,000      1,673,000
      3,626,000     4,416,000      8,042,000      1,867,000
      1,150,000     2,648,000      3,798,000      1,799,000
      1,448,000     1,493,000      2,941,000      1,149,000
      1,951,000     1,409,000      3,360,000        930,000
        247,000       998,000      1,245,000        625,000
      1,570,000     1,928,000      3,498,000      1,223,000
        769,000     4,210,000      4,979,000      1,030,000
        679,000     2,497,000      3,176,000      1,479,000
        748,000     3,264,000      4,012,000      1,176,000
        459,000     1,675,000      2,134,000        958,000
        912,000     3,259,000      4,171,000      2,480,000
        400,000     1,009,000      1,409,000        791,000
        924,000     1,899,000      2,823,000      1,461,000
      1,696,000     3,617,000      5,313,000      2,776,000
        995,000     1,789,000      2,784,000      1,340,000
      1,045,000     4,361,000      5,406,000      1,519,000
        101,000     2,274,000      2,375,000      1,051,000
        535,000     1,686,000      2,221,000      1,219,000
        537,000     1,314,000      1,851,000      1,261,000
        576,000     1,397,000      1,973,000        736,000
        554,000     1,296,000      1,850,000        673,000
        368,000       901,000      1,269,000        463,000
        381,000       955,000      1,336,000        479,000
        599,000     1,534,000      2,133,000        769,000
        840,000     1,967,000      2,807,000        953,000
      1,612,000     3,323,000      4,935,000      1,489,000
        907,000     1,937,000      2,844,000        923,000
      1,125,000     2,468,000      3,593,000      1,150,000
        840,000     1,885,000      2,725,000        881,000
      3,732,000     7,572,000     11,304,000      1,956,000
      1,422,000     7,892,000      9,314,000      1,767,000
        406,000       999,000      1,405,000        499,000
        550,000     1,220,000      1,770,000        580,000
      1,763,000     3,474,000      5,237,000      1,561,000
        573,000     1,300,000      1,873,000        651,000


                                                                                                          Adjustments
                                                                                                           Resulting
                                                                                                            from the
                                                                      Initial Cost                         Subsequent
                                                               ----------------------------     Costs      Acquisition
      Date                                          Encum-                    Buildings &        to        of Minority
    Acquired                Description             brances        Land       Improvements   Acquisition    Interest
------------------ ------------------------------ ------------ ------------- -------------- ------------- ------------
 Miniwarehouses
      6/9/93       SantaClara/Duane                         -        454,000        834,000      112,000             -
     6/10/93       CitrusHeights/SylvanRoad                 -        438,000        822,000      212,000             -
     6/25/93       Trenton/AllenRoad                        -        623,000      1,166,000      253,000             -
     6/30/93       LosAngeles/W.JeffersonBlvd               -      1,085,000      2,017,000      218,000             -
     7/16/93       Austin/So.CongressAve                    -        777,000      1,445,000      365,000             -
      8/1/93       Gaithersburg/E.Diamond                   -        602,000      1,139,000      181,000             -
     8/11/93       Atlanta/Northside                        -      1,150,000      2,149,000      361,000             -
     8/11/93       Smyrna/RosswillRd                        -        446,000        842,000      239,000             -
     8/13/93       So.Brunswick/Highway                     -      1,076,000      2,033,000      334,000             -
     10/1/93       CitrusHeights                            -        527,000        987,000      118,000             -
     10/1/93       Denver/FederalBlvd                       -        875,000      1,633,000      212,000             -
     10/1/93       Lakewood/6thAve                          -        798,000      1,489,000       15,000             -
     10/27/93      Houston/SShaverSt                        -        481,000        896,000      213,000             -
     11/3/93       Upland/S.EuclidAve.                      -        431,000        807,000      429,000             -
     11/16/93      Norcross/JimmyCarter                     -        627,000      1,167,000      204,000             -
     11/16/93      Seattle/13th                             -      1,085,000      2,015,000      634,000             -
     12/9/93       SaltLakeCity                             -        765,000      1,422,000        6,000             -
     12/16/93      WestValleyCity                           -        683,000      1,276,000      235,000             -
     12/21/93      PinellasPark/34thSt.W                    -        607,000      1,134,000      251,000             -
     12/28/93      NewOrleans/S.CarrolltonAve               -      1,575,000      2,941,000      573,000             -
     12/29/93      ElCajon/Magnolia                         -        421,000        791,000      555,000             -
     12/29/93      Frederick/ProspectBlvd.                  -        573,000      1,082,000      599,000             -
     12/29/93      Fullerton/W.Commonwealth                 -        904,000      1,687,000    1,042,000             -
     12/29/93      Gardena/WesternAve.                      -        552,000      1,035,000      613,000             -
     12/29/93      Indianapolis/E.Washington                -        403,000        775,000      536,000             -
     12/29/93      Irving/WestLoop12                        -        341,000        643,000      213,000             -
     12/29/93      LosAlimitos/Cerritos                     -        695,000      1,299,000      704,000             -
     12/29/93      N.Lauderdale/McnabRd                     -        628,000      1,182,000      729,000             -
     12/29/93      Orange/Main                              -      1,238,000      2,317,000    1,427,000             -
     12/29/93      Orlando/S.SemoranBlvd.                   -        462,000        872,000      678,000             -
     12/29/93      PalmBay/BobcockStreet                    -        409,000        775,000      536,000             -
     12/29/93      Sunnyvale/Wedell                         -        554,000      1,037,000      784,000             -
     12/29/93      Tampa/W.HillsboroughAve                  -        352,000        665,000      451,000             -
     1/10/94       Hialeah/W.20ThAve.                       -      1,855,000      3,497,000      267,000             -
     1/12/94       Honolulu/Iwaena                          -              -      3,382,000      709,000             -
     1/12/94       Miami/GoldenGlades                       -        579,000      1,081,000      431,000             -
     1/12/94       Sunnyvale/N.FairOaksAve                  -        689,000      1,285,000      335,000             -




             Gross Carrying Amount
               At December 31, 2003
 --------------------------------------------   Accumulated
      Land         Buidling         Total      Depreciation
 -------------- -------------- -------------- -------------

        454,000       946,000      1,400,000        450,000
        438,000     1,034,000      1,472,000        513,000
        623,000     1,419,000      2,042,000        629,000
      1,085,000     2,235,000      3,320,000        993,000
        777,000     1,810,000      2,587,000        900,000
        602,000     1,320,000      1,922,000        592,000
      1,151,000     2,509,000      3,660,000      1,154,000
        446,000     1,081,000      1,527,000        539,000
      1,076,000     2,367,000      3,443,000      1,084,000
        527,000     1,105,000      1,632,000        510,000
        875,000     1,845,000      2,720,000        818,000
        685,000     1,617,000      2,302,000        708,000
        481,000     1,109,000      1,590,000        525,000
        508,000     1,159,000      1,667,000        525,000
        627,000     1,371,000      1,998,000        631,000
      1,085,000     2,649,000      3,734,000      1,315,000
        633,000     1,560,000      2,193,000        321,000
        683,000     1,511,000      2,194,000        670,000
        607,000     1,385,000      1,992,000        643,000
      1,576,000     3,513,000      5,089,000      1,486,000
        542,000     1,225,000      1,767,000        532,000
        692,000     1,562,000      2,254,000        664,000
      1,161,000     2,472,000      3,633,000      1,037,000
        695,000     1,505,000      2,200,000        619,000
        505,000     1,209,000      1,714,000        515,000
        355,000       842,000      1,197,000        398,000
        874,000     1,824,000      2,698,000        747,000
        798,000     1,741,000      2,539,000        725,000
      1,594,000     3,388,000      4,982,000      1,407,000
        601,000     1,411,000      2,012,000        625,000
        525,000     1,195,000      1,720,000        520,000
        725,000     1,650,000      2,375,000        710,000
        436,000     1,032,000      1,468,000        450,000
      1,591,000     4,028,000      5,619,000      1,674,000
              -     4,091,000      4,091,000      1,667,000
        557,000     1,534,000      2,091,000        674,000
        657,000     1,652,000      2,309,000        688,000


                                                                                                          Adjustments
                                                                                                           Resulting
                                                                                                            from the
                                                                      Initial Cost                         Subsequent
                                                               ----------------------------     Costs      Acquisition
      Date                                          Encum-                    Buildings &        to        of Minority
    Acquired                Description             brances        Land       Improvements   Acquisition    Interest
------------------ ------------------------------ ------------ ------------- -------------- ------------- ------------
 Miniwarehouses
     1/21/94       Herndon/CentrevilleRoad                  -      1,584,000      2,981,000      488,000             -
      2/8/94       LasVegas/S.MartinLutherKingBlvd.         -      1,383,000      2,592,000    1,077,000             -
     2/28/94       Arlingtn/OldJeffersnDavishwy             -        735,000      1,399,000      313,000             -
      3/8/94       Beaverton/SwBarnesRoad                   -        942,000      1,810,000      201,000             -
     3/21/94       Austin/Arboretum                         -        473,000        897,000    2,775,000             -
     3/25/94       EastBrunswick/MilltownRoad               -      1,282,000      2,411,000      365,000             -
     3/25/94       Mercerville/QuakerbridgeRoad             -      1,109,000      2,111,000      276,000             -
     3/25/94       TintonFalls/ShrewsburyAve                -      1,074,000      2,033,000      236,000             -
     3/31/94       Hypoluxo                                 -        735,000      1,404,000    1,913,000             -
     4/26/94       No.Highlands/RosevilleRoad               -        980,000      1,835,000      367,000             -
     5/12/94       FortPierce/OkeechobeeRoad                -        438,000        842,000      298,000             -
     5/24/94       Hempstead/PeninsulaBlvd.                 -      2,053,000      3,832,000      309,000             -
     5/24/94       La/Huntington                            -        483,000        905,000      162,000             -
      6/9/94       Chattanooga/BrainerdRoad                 -        613,000      1,170,000      269,000             -
      6/9/94       Chattanooga/RinggoldRoad                 -        761,000      1,433,000      440,000             -
     6/18/94       LasVegas/S.ValleyViewBlvd                -        837,000      1,571,000      171,000             -
     6/23/94       Henderson/GreenValleyPkwy                -      1,047,000      1,960,000      191,000             -
     6/23/94       LasVegas/Tropicana                       -        750,000      1,408,000      242,000             -
     6/24/94       LasVegas/N.LambBlvd.                     -        869,000      1,629,000       71,000             -
     6/30/94       Birmingham/W.OxmoorRoad                  -        532,000      1,004,000      389,000             -
     7/20/94       Milpitas/DempseyRoad                     -      1,260,000      2,358,000      238,000             -
     8/17/94       Alsip/27th                               -        406,000        765,000      116,000             -
     8/17/94       Beaverton/S.W.DennyRoad                  -        663,000      1,245,000      127,000             -
     8/17/94       Irwindale/CentralAve.                    -        674,000      1,263,000      101,000             -
     8/17/94       Lombard/64th                             -        847,000      1,583,000      169,000             -
     8/17/94       NewOrleans/I-10                          -        784,000      1,470,000      219,000             -
     8/17/94       NorthBrunswick/HowLane                   -      1,238,000      2,323,000      130,000             -
     8/17/94       Suitland/St.BarnabasRd                   -      1,530,000      2,913,000      349,000             -
     9/15/94       Huntsville/OldMonroviaRoad               -        613,000      1,157,000      252,000             -
     9/27/94       WestHaven/BullHillLane                   -        455,000        873,000    5,308,000             -
     9/30/94       Alexandria/S.Pickett                     -      1,550,000      2,879,000      250,000             -
     9/30/94       Aloha/S.W.Shaw                           -        805,000      1,495,000      144,000             -
     9/30/94       Arlington/Collins                        -        228,000        435,000      265,000             -
     9/30/94       Austin/LamarBlvd                         -        781,000      1,452,000      161,000             -
     9/30/94       Baltimore/HillenStreet                   -        580,000      1,095,000      277,000             -
     9/30/94       Blackwood/ErialRoad                      -        774,000      1,437,000      130,000             -
     9/30/94       Concord/Monument                         -      1,092,000      2,027,000      396,000             -




             Gross Carrying Amount
               At December 31, 2003
 --------------------------------------------   Accumulated
      Land         Buidling         Total      Depreciation
 -------------- -------------- -------------- -------------

      1,359,000     3,694,000      5,053,000      1,339,000
      1,437,000     3,615,000      5,052,000      1,500,000
        630,000     1,817,000      2,447,000        805,000
        807,000     2,146,000      2,953,000        957,000
      1,555,000     2,590,000      4,145,000        810,000
      1,099,000     2,959,000      4,058,000      1,271,000
        950,000     2,546,000      3,496,000      1,118,000
        921,000     2,422,000      3,343,000      1,062,000
        630,000     3,422,000      4,052,000      2,440,000
        840,000     2,342,000      3,182,000      1,033,000
        375,000     1,203,000      1,578,000        578,000
      1,764,000     4,430,000      6,194,000      1,816,000
        414,000     1,136,000      1,550,000        509,000
        525,000     1,527,000      2,052,000        675,000
        653,000     1,981,000      2,634,000        908,000
        718,000     1,861,000      2,579,000        778,000
        898,000     2,300,000      3,198,000        963,000
        643,000     1,757,000      2,400,000        759,000
        669,000     1,900,000      2,569,000        485,000
        461,000     1,464,000      1,925,000        772,000
      1,080,000     2,776,000      3,856,000      1,135,000
        348,000       939,000      1,287,000        408,000
        568,000     1,467,000      2,035,000        611,000
        578,000     1,460,000      2,038,000        594,000
        726,000     1,873,000      2,599,000        760,000
        672,000     1,801,000      2,473,000        759,000
      1,062,000     2,629,000      3,691,000      1,035,000
      1,313,000     3,479,000      4,792,000      1,415,000
        525,000     1,497,000      2,022,000        666,000
      1,965,000     4,671,000      6,636,000      1,052,000
      1,330,000     3,349,000      4,679,000      1,322,000
        690,000     1,754,000      2,444,000        721,000
        195,000       733,000        928,000        408,000
        669,000     1,725,000      2,394,000        707,000
        497,000     1,455,000      1,952,000        631,000
        663,000     1,678,000      2,341,000        668,000
        936,000     2,579,000      3,515,000      1,089,000


                                                                                                          Adjustments
                                                                                                           Resulting
                                                                                                            from the
                                                                      Initial Cost                         Subsequent
                                                               ----------------------------     Costs      Acquisition
      Date                                          Encum-                    Buildings &        to        of Minority
    Acquired                Description             brances        Land       Improvements   Acquisition    Interest
------------------ ------------------------------ ------------ ------------- -------------- ------------- ------------
 Miniwarehouses
     9/30/94       DaytonBch/N.NovaRoad                     -        396,000        735,000      158,000             -
     9/30/94       Houston/Bellaire                         -        623,000      1,157,000      250,000             -
     9/30/94       Houston/Highway6North                    -      1,120,000      2,083,000      250,000             -
     9/30/94       LongBeach/SouthStreet                    -      1,778,000      3,307,000      356,000             -
     9/30/94       MapleShade/Route38                       -        994,000      1,846,000      217,000             -
     9/30/94       Marlton/Route73N.                        -        938,000      1,742,000       86,000             -
     9/30/94       Miami/S.W.119thAve                       -        656,000      1,221,000       73,000             -
     9/30/94       Milwaukee/LoversLaneRd                   -        469,000        871,000      149,000             -
     9/30/94       Montebello/E.Whittier                    -        383,000        732,000      170,000             -
     9/30/94       Monterey/DelReyOaks                      -      1,093,000      1,897,000      129,000             -
     9/30/94       Naperville/E.OgdenAve                    -        683,000      1,268,000      157,000             -
     9/30/94       Rochester/LeeRoad                        -        469,000        871,000      246,000             -
     9/30/94       SanAntonio/AustinHwy                     -        592,000      1,098,000      203,000             -
     9/30/94       SanAntonio/NacogdochesRd                 -        571,000      1,060,000      248,000             -
     9/30/94       SanFrancisco/MarinSt.                    -      1,227,000      2,339,000    1,230,000             -
     9/30/94       SanFrancisco/10th&Howard                 -      1,423,000      2,668,000      268,000             -
     9/30/94       SanRafael/MerrydaleRd                    -      1,705,000      3,165,000      220,000             -
     9/30/94       SanRamon/SanRamonValley                  -      1,530,000      2,840,000      439,000             -
     9/30/94       Sharonville/E.Kemper                     -        574,000      1,070,000      271,000             -
     9/30/94       St.Petersburg/66ThSt.                    -        427,000        793,000      198,000             -
     10/13/94      Carrollton/MarshLane                     -        770,000      1,437,000    1,417,000             -
     10/13/94      Davie/StateRoad84                        -        744,000      1,467,000      890,000             -
     10/31/94      ShermanOaks/VanNuysBlvd                  -      1,278,000      2,461,000      943,000             -
     12/19/94      SaltLakeCity/WestNorthTemple             -        490,000        917,000     (47,000)             -
     12/28/94      LasVegas/JonesBlvd                       -      1,208,000      2,243,000      186,000             -
     12/28/94      Milpitas/Watson                          -      1,575,000      2,925,000      267,000             -
     12/28/94      Venice/Guthrie                           -        578,000      1,073,000      144,000             -
     12/30/94      AppleValley/FoliageAve                   -        910,000      1,695,000      249,000             -
      1/4/95       ChulaVista/MainStreet                    -        735,000      1,802,000      191,000             -
      1/5/95       Pantego/WestPark                         -        315,000        735,000      161,000             -
     1/12/95       Roswell/Alpharetta                       -        423,000        993,000      386,000             -
     1/23/95       NorthBergen/Tonne                        -      1,564,000      3,772,000      364,000             -
     1/23/95       SanLeandro/Hesperian                     -        734,000      1,726,000      145,000             -
     1/24/95       Nashville/ElmHill                        -        338,000        791,000      384,000             -
      2/3/95       Reno/S.MccarronBlvd                      -      1,080,000      2,537,000      194,000             -
     2/15/95       LA/Sepulveda                             -      1,453,000      3,390,000      124,000             -
     2/15/95       Lansing                                  -      1,514,000      3,534,000      170,000             -



             Gross Carrying Amount
               At December 31, 2003
 --------------------------------------------   Accumulated
      Land         Buidling         Total      Depreciation
 -------------- -------------- -------------- -------------

        339,000       950,000      1,289,000        418,000
        534,000     1,496,000      2,030,000        619,000
        960,000     2,493,000      3,453,000      1,036,000
      1,525,000     3,916,000      5,441,000      1,523,000
        852,000     2,205,000      3,057,000        877,000
        804,000     1,962,000      2,766,000        773,000
        563,000     1,387,000      1,950,000        548,000
        402,000     1,087,000      1,489,000        466,000
        329,000       956,000      1,285,000        413,000
        903,000     2,216,000      3,119,000        917,000
        585,000     1,523,000      2,108,000        604,000
        402,000     1,184,000      1,586,000        525,000
        507,000     1,386,000      1,893,000        603,000
        489,000     1,390,000      1,879,000        573,000
      1,372,000     3,424,000      4,796,000      1,358,000
      1,222,000     3,137,000      4,359,000      1,263,000
      1,462,000     3,628,000      5,090,000      1,451,000
      1,312,000     3,497,000      4,809,000      1,424,000
        492,000     1,423,000      1,915,000        585,000
        366,000     1,052,000      1,418,000        463,000
      1,022,000     2,602,000      3,624,000        998,000
        638,000     2,463,000      3,101,000        951,000
      1,424,000     3,258,000      4,682,000      1,313,000
        385,000       975,000      1,360,000        206,000
      1,035,000     2,602,000      3,637,000      1,007,000
      1,351,000     3,416,000      4,767,000      1,318,000
        495,000     1,300,000      1,795,000        522,000
        780,000     2,074,000      2,854,000        830,000
        735,000     1,993,000      2,728,000        866,000
        315,000       896,000      1,211,000        409,000
        423,000     1,379,000      1,802,000        580,000
      1,552,000     4,148,000      5,700,000      1,570,000
        734,000     1,871,000      2,605,000        713,000
        338,000     1,175,000      1,513,000        609,000
      1,080,000     2,731,000      3,811,000      1,052,000
      1,454,000     3,513,000      4,967,000      1,127,000
      1,515,000     3,703,000      5,218,000      1,199,000


                                                                                                          Adjustments
                                                                                                           Resulting
                                                                                                            from the
                                                                      Initial Cost                         Subsequent
                                                               ----------------------------     Costs      Acquisition
      Date                                          Encum-                    Buildings &        to        of Minority
    Acquired                Description             brances        Land       Improvements   Acquisition    Interest
------------------ ------------------------------ ------------ ------------- -------------- ------------- ------------
 Miniwarehouses
     2/15/95       Pleasanton                               -      1,257,000      2,932,000       93,000             -
     2/15/95       SchillerPark                             -      1,688,000      3,939,000      313,000             -
     2/28/95       Amherst/Sheridan                         -        484,000      1,151,000      186,000             -
     2/28/95       Burlingame/AdrianRd                      -      2,280,000      5,349,000      330,000             -
     2/28/95       Chicago/ClarkStreet                      -        442,000      1,031,000      348,000             -
     2/28/95       Decatur/FlatShoal                        -        970,000      2,288,000      454,000             -
     2/28/95       Downey/Bellflower                        -        916,000      2,158,000      156,000             -
     2/28/95       FederalWay/Pacific                       -        785,000      1,832,000      281,000             -
     2/28/95       Kent/PacificHwy                          -        728,000      1,711,000      151,000             -
     2/28/95       Kirkland                                 -      1,254,000      2,932,000      225,000             -
     2/28/95       LaPuente/ValleyBlvd                      -        591,000      1,390,000      233,000             -
     2/28/95       Lynnwood/180thSt                         -        516,000      1,205,000      225,000             -
     2/28/95       Miami/Biscayne                           -      1,313,000      3,076,000      138,000             -
     2/28/95       Miami/Cloverleaf                         -        606,000      1,426,000      291,000             -
     2/28/95       Milwaukie/40thStreet                     -        576,000      1,388,000      132,000             -
     2/28/95       Palatine/Dundee                          -        698,000      1,643,000      294,000             -
     2/28/95       Pinole/SanPablo                          -        639,000      1,502,000      261,000             -
     2/28/95       Portland/N.Lombard                       -        812,000      1,900,000      220,000             -
     2/28/95       SanJose/CapitolE                         -      1,215,000      2,852,000      154,000             -
     2/28/95       SanJose/Mabury                           -        892,000      2,088,000      158,000             -
     2/28/95       Smyrna/S.Cobb                            -        663,000      1,559,000      274,000             -
     2/28/95       SouthGate/Firesto                        -      1,442,000      3,449,000      394,000             -
     2/28/95       Tampa/S.Dale                             -        791,000      1,852,000      245,000             -
     2/28/95       Vallejo/Lincoln                          -        445,000      1,052,000      220,000             -
     2/28/95       Williamsville/Transit                    -        284,000        670,000      231,000             -
      3/2/95       Burien/1StAveSouth                       -        763,000      1,783,000      303,000             -
      3/2/95       Everett/Highway99                        -        859,000      2,022,000      237,000             -
      3/2/95       Kent/South238thStreet                    -        763,000      1,783,000      279,000             -
     3/31/95       Cheverly/CentralAve                      -        911,000      2,164,000      191,000             -
      5/1/95       Sandy/S.StateStreet                      -      1,043,000      2,442,000    (272,000)             -
      5/3/95       Largo/UlmertonRoa                        -        263,000        654,000      146,000             -
      5/8/95       Dallas/W.Mockingbird                     -      1,440,000      3,371,000      173,000             -
      5/8/95       EastPoint/Lakewood                       -        884,000      2,071,000      359,000             -
      5/8/95       Fairfield/WesternStreet                  -        439,000      1,030,000       93,000             -
     6/12/95       Baltimore/OldWaterloo                    -        769,000      1,850,000      154,000             -
     6/12/95       MountainView/OldMiddlefield              -      2,095,000      4,913,000      119,000             -
     6/12/95       PleasantHill/Hookston                    -        766,000      1,848,000      115,000             -




             Gross Carrying Amount
               At December 31, 2003
 --------------------------------------------   Accumulated
      Land         Buidling         Total      Depreciation
 -------------- -------------- -------------- -------------

      1,258,000     3,024,000      4,282,000        959,000
      1,689,000     4,251,000      5,940,000      1,402,000
        484,000     1,337,000      1,821,000        553,000
      2,281,000     5,678,000      7,959,000      2,160,000
        442,000     1,379,000      1,821,000        609,000
        970,000     2,742,000      3,712,000      1,169,000
        916,000     2,314,000      3,230,000        877,000
        785,000     2,113,000      2,898,000        895,000
        728,000     1,862,000      2,590,000        735,000
      1,255,000     3,156,000      4,411,000      1,211,000
        591,000     1,623,000      2,214,000        702,000
        516,000     1,430,000      1,946,000        601,000
      1,314,000     3,213,000      4,527,000      1,203,000
        606,000     1,717,000      2,323,000        693,000
        579,000     1,517,000      2,096,000        611,000
        698,000     1,937,000      2,635,000        746,000
        639,000     1,763,000      2,402,000        744,000
        812,000     2,120,000      2,932,000        843,000
      1,216,000     3,005,000      4,221,000      1,144,000
        892,000     2,246,000      3,138,000        835,000
        663,000     1,833,000      2,496,000        762,000
      1,443,000     3,842,000      5,285,000      1,552,000
        791,000     2,097,000      2,888,000        862,000
        445,000     1,272,000      1,717,000        533,000
        284,000       901,000      1,185,000        381,000
        763,000     2,086,000      2,849,000        870,000
        859,000     2,259,000      3,118,000        927,000
        763,000     2,062,000      2,825,000        869,000
        911,000     2,355,000      3,266,000        888,000
        923,000     2,290,000      3,213,000        461,000
        263,000       800,000      1,063,000        373,000
      1,441,000     3,543,000      4,984,000      1,302,000
        884,000     2,430,000      3,314,000        997,000
        439,000     1,123,000      1,562,000        432,000
        769,000     2,004,000      2,773,000        743,000
      2,096,000     5,031,000      7,127,000      1,776,000
        742,000     1,987,000      2,729,000        744,000


                                                                                                          Adjustments
                                                                                                           Resulting
                                                                                                            from the
                                                                      Initial Cost                         Subsequent
                                                               ----------------------------     Costs      Acquisition
      Date                                          Encum-                    Buildings &        to        of Minority
    Acquired                Description             brances        Land       Improvements   Acquisition    Interest
------------------ ------------------------------ ------------ ------------- -------------- ------------- ------------
 Miniwarehouses
     6/30/95       Pacoima/PaxtonStreet               875,000        840,000      1,976,000      157,000             -
     6/30/95       AltamonteSprings                         -        566,000      1,326,000      154,000             -
     6/30/95       Beaverton/S.W.110                        -        572,000      1,342,000      173,000             -
     6/30/95       Bridgeton/Pennridge                      -        283,000        661,000      203,000             -
     6/30/95       CherryHill/DobbsLane                     -        716,000      1,676,000      154,000             -
     6/30/95       Dallas/AudeliaRoad                       -      1,166,000      2,725,000      863,000             -
     6/30/95       EdgewaterPark/Route130                   -        683,000      1,593,000      135,000             -
     6/30/95       Elmhurst/LakeFrontageRd                  -        748,000      1,758,000      165,000             -
     6/30/95       Fairfield/KingsHighway                   -      1,811,000      4,273,000      232,000             -
     6/30/95       FortWorth/Hwy80                          -        379,000        891,000      137,000             -
     6/30/95       GrandPrairie/19th                        -        566,000      1,329,000      157,000             -
     6/30/95       Greenfield/S.108th                       -        728,000      1,707,000      258,000             -
     6/30/95       Houston/N.W.Freeway                      -        447,000      1,066,000      153,000             -
     6/30/95       Houston/S.W.Freeway                      -        537,000      1,254,000    5,377,000             -
     6/30/95       Independence/E.42nd                      -        438,000      1,023,000      183,000             -
     6/30/95       Joliet/JeffersonStreet                   -        501,000      1,181,000      189,000             -
     6/30/95       Lauderhill/StateRoad                     -        644,000      1,508,000      184,000             -
     6/30/95       Lawrenceville/Brunswick                  -        841,000      1,961,000      132,000             -
     6/30/95       Liverpool/OswegoRoad                     -        545,000      1,279,000      254,000             -
     6/30/95       LosAngeles/BeverlyBlvd                   -        787,000      1,886,000      357,000             -
     6/30/95       Markham/W.159ThPlace                     -        230,000        539,000      164,000             -
     6/30/95       MiamiGardens                             -        823,000      1,929,000      216,000             -
     6/30/95       Milwaukee/Brown                          -        358,000        849,000      209,000             -
     6/30/95       OrangePark/BlandingBlvd                  -        394,000        918,000      239,000             -
     6/30/95       Orlando/W.OakRidge                       -        698,000      1,642,000      247,000             -
     6/30/95       Pasadena/E.Beltway                       -        757,000      1,767,000      161,000             -
     6/30/95       Portland/Gantenbein                      -        537,000      1,262,000      180,000             -
     6/30/95       Portland/Prescott                        -        647,000      1,509,000      188,000             -
     6/30/95       Portland/S.E.92nd                        -        638,000      1,497,000      210,000             -
     6/30/95       Richmond/Carlson                         -        865,000      2,025,000      303,000             -
     6/30/95       Rochester/EastAve                        -        578,000      1,375,000      225,000             -
     6/30/95       SanJose/BlossomHill                      -      1,467,000      3,444,000      199,000             -
     6/30/95       Seattle/DelridgeWay                      -        760,000      1,779,000      240,000             -
     6/30/95       St.Louis/PageServiceDrive                -        531,000      1,241,000      192,000             -
     6/30/95       St.Petersburg                            -        352,000        827,000      222,000             -
     6/30/95       St.Petersburg/Joe'SCreek                 -        704,000      1,642,000      206,000             -
     6/30/95       UpperChichester/MarketSt.                -        569,000      1,329,000      135,000             -




             Gross Carrying Amount
               At December 31, 2003
 --------------------------------------------   Accumulated
      Land         Buidling         Total      Depreciation
 -------------- -------------- -------------- -------------

        840,000     2,133,000      2,973,000        782,000
        566,000     1,480,000      2,046,000        556,000
        572,000     1,515,000      2,087,000        587,000
        283,000       864,000      1,147,000        373,000
        715,000     1,831,000      2,546,000        660,000
      1,167,000     3,587,000      4,754,000      1,586,000
        683,000     1,728,000      2,411,000        627,000
        748,000     1,923,000      2,671,000        727,000
      1,812,000     4,504,000      6,316,000      1,667,000
        379,000     1,028,000      1,407,000        422,000
        566,000     1,486,000      2,052,000        580,000
        728,000     1,965,000      2,693,000        754,000
        447,000     1,219,000      1,666,000        496,000
      1,607,000     5,561,000      7,168,000        872,000
        438,000     1,206,000      1,644,000        496,000
        501,000     1,370,000      1,871,000        547,000
        644,000     1,692,000      2,336,000        637,000
        841,000     2,093,000      2,934,000        758,000
        545,000     1,533,000      2,078,000        615,000
        787,000     2,243,000      3,030,000        946,000
        229,000       704,000        933,000        299,000
        823,000     2,145,000      2,968,000        799,000
        358,000     1,058,000      1,416,000        429,000
        394,000     1,157,000      1,551,000        481,000
        698,000     1,889,000      2,587,000        747,000
        757,000     1,928,000      2,685,000        718,000
        537,000     1,442,000      1,979,000        562,000
        647,000     1,697,000      2,344,000        667,000
        638,000     1,707,000      2,345,000        663,000
        865,000     2,328,000      3,193,000        905,000
        578,000     1,600,000      2,178,000        606,000
      1,468,000     3,642,000      5,110,000      1,330,000
        760,000     2,019,000      2,779,000        751,000
        531,000     1,433,000      1,964,000        564,000
        352,000     1,049,000      1,401,000        445,000
        704,000     1,848,000      2,552,000        705,000
        569,000     1,464,000      2,033,000        551,000


                                                                                                          Adjustments
                                                                                                           Resulting
                                                                                                            from the
                                                                      Initial Cost                         Subsequent
                                                               ----------------------------     Costs      Acquisition
      Date                                          Encum-                    Buildings &        to        of Minority
    Acquired                Description             brances        Land       Improvements   Acquisition    Interest
------------------ ------------------------------ ------------ ------------- -------------- ------------- ------------
 Miniwarehouses
     7/13/95       Tarzana/BurbankBlvd                      -      2,895,000      6,823,000      387,000             -
     7/31/95       MissionBay                       3,495,000      1,617,000      3,785,000      491,000             -
     7/31/95       SanJose/Tully                    1,408,000        912,000      2,137,000      318,000             -
     7/31/95       Livermore/Portola                1,140,000        921,000      2,157,000      204,000             -
     7/31/95       Orlando/Lakehurst                  849,000        450,000      1,063,000      176,000             -
     7/31/95       CastroValley/Grove                       -        757,000      1,772,000      106,000             -
     7/31/95       Chicago/WabashAve                        -        645,000      1,535,000      682,000             -
     7/31/95       Honolulu/Kaneohe                         -      1,215,000      2,846,000    2,057,000             -
     7/31/95       HuntingtonBch/Gotham                     -        765,000      1,808,000      176,000             -
     7/31/95       LasVegas/Decatur                         -      1,147,000      2,697,000      356,000             -
     7/31/95       Marietta/CantonRoad                      -        600,000      1,423,000      252,000             -
     7/31/95       Pleasanton/Stanley                       -      1,624,000      3,811,000      210,000             -
     7/31/95       Springfield/Parker                       -        765,000      1,834,000      155,000             -
     7/31/95       Tucker/Lawrenceville                     -        630,000      1,480,000      204,000             -
     7/31/95       Wheeling/Hintz                           -        450,000      1,054,000      147,000             -
      8/1/95       Decatur/Covington                        -        720,000      1,694,000      214,000             -
      8/1/95       Gresham/Division                         -        607,000      1,428,000      116,000             -
      8/1/95       Tucker/Lawrenceville                     -        600,000      1,405,000      271,000             -
     8/11/95       StudioCity/Ventura                       -      1,285,000      3,015,000      160,000             -
     8/12/95       Smyrna/HargroveRoad                      -      1,020,000      3,038,000      377,000             -
      9/1/95       Hayward/MissionBlvd                      -      1,020,000      2,383,000      179,000             -
      9/1/95       LasVegas/Rainbow                         -      1,050,000      2,459,000      122,000             -
      9/1/95       MountainView/Reng                        -        945,000      2,216,000      159,000             -
      9/1/95       NewCastle/DupontParkway                  -        990,000      2,369,000      176,000             -
      9/1/95       ParkCity/Belvider                        -        600,000      1,405,000      111,000             -
      9/1/95       SimiValley/LosAngeles                    -      1,590,000      3,724,000      219,000             -
      9/1/95       SpringValley/Foreman                     -      1,095,000      2,572,000      170,000             -
      9/1/95       Venice/Cadillac                          -        930,000      2,182,000      238,000             -
      9/6/95       Darien/FrontageRoad                      -        975,000      2,321,000      108,000             -
     9/30/95       Carson                                   -        375,000        735,000      160,000       428,000
     9/30/95       DelAmo                                   -        474,000        742,000      166,000       922,000
     9/30/95       Downey                                   -        191,000        317,000      192,000       825,000
     9/30/95       HuntingtonBeach                          -        176,000        321,000      215,000       738,000
     9/30/95       MontereyPark                             -        124,000        346,000      147,000       782,000
     9/30/95       VanNuys/Balboa                           -        295,000        657,000      149,000     1,148,000
     9/30/95       VanNuys/BalboaBlvd                       -      1,920,000      4,504,000      376,000             -
     9/30/95       Whittier                                 -        215,000        384,000      247,000       781,000




             Gross Carrying Amount
               At December 31, 2003
 --------------------------------------------   Accumulated
      Land         Buidling         Total      Depreciation
 -------------- -------------- -------------- -------------

      2,896,000     7,209,000     10,105,000      2,711,000
      1,618,000     4,275,000      5,893,000      1,657,000
        912,000     2,455,000      3,367,000        933,000
        921,000     2,361,000      3,282,000        879,000
        450,000     1,239,000      1,689,000        479,000
        757,000     1,878,000      2,635,000        677,000
        645,000     2,217,000      2,862,000      1,092,000
      2,134,000     3,984,000      6,118,000      1,288,000
        765,000     1,984,000      2,749,000        763,000
      1,148,000     3,052,000      4,200,000      1,128,000
        600,000     1,675,000      2,275,000        677,000
      1,625,000     4,020,000      5,645,000      1,452,000
        765,000     1,989,000      2,754,000        746,000
        630,000     1,684,000      2,314,000        668,000
        450,000     1,201,000      1,651,000        466,000
        720,000     1,908,000      2,628,000        750,000
        607,000     1,544,000      2,151,000        578,000
        600,000     1,676,000      2,276,000        698,000
      1,286,000     3,174,000      4,460,000      1,140,000
      1,020,000     3,415,000      4,435,000      1,194,000
      1,020,000     2,562,000      3,582,000        919,000
      1,050,000     2,581,000      3,631,000        922,000
        945,000     2,375,000      3,320,000        846,000
        990,000     2,545,000      3,535,000        916,000
        600,000     1,516,000      2,116,000        553,000
      1,591,000     3,942,000      5,533,000      1,403,000
      1,095,000     2,742,000      3,837,000        985,000
        930,000     2,420,000      3,350,000        915,000
        975,000     2,429,000      3,404,000        893,000
        375,000     1,323,000      1,698,000        434,000
        474,000     1,830,000      2,304,000        864,000
        191,000     1,334,000      1,525,000        492,000
        176,000     1,274,000      1,450,000        461,000
        124,000     1,275,000      1,399,000        504,000
        295,000     1,954,000      2,249,000        760,000
      1,921,000     4,879,000      6,800,000      1,511,000
        215,000     1,412,000      1,627,000        493,000


                                                                                                          Adjustments
                                                                                                           Resulting
                                                                                                            from the
                                                                      Initial Cost                         Subsequent
                                                               ----------------------------     Costs      Acquisition
      Date                                          Encum-                    Buildings &        to        of Minority
    Acquired                Description             brances        Land       Improvements   Acquisition    Interest
------------------ ------------------------------ ------------ ------------- -------------- ------------- ------------
 Miniwarehouses
     10/31/95      Chicago/W.47thStreet                     -        300,000        708,000      220,000             -
     10/31/95      LosAngeles/Eastern                       -        455,000      1,070,000      153,000             -
     10/31/95      SanLorenzo/Hesperian                     -      1,590,000      3,716,000      390,000             -
     11/15/95      CitrusHeights/Sunrise                    -        520,000      1,213,000      147,000             -
     11/15/95      CostaMesa                                -        522,000      1,218,000       72,000             -
     11/15/95      Modesto/BriggsmoreAve                    -        470,000      1,097,000      120,000             -
     11/15/95      Pacheco/BuchananCircle                   -      1,681,000      3,951,000      273,000             -
     11/15/95      Plano/E.14th                             -        705,000      1,646,000      104,000             -
     11/15/95      SoSanFrancisco/Spruce                    -      1,905,000      4,444,000      347,000             -
     11/16/95      DelrayBeach                              -        600,000      1,407,000      172,000             -
     11/16/95      PalmBeachGardens                         -        657,000      1,540,000      154,000             -
      1/1/96       BedfordHts/Miles                         -        835,000      1,577,000      301,000       929,000
      1/1/96       Bensenville/YorkRd                       -        667,000      1,602,000      213,000       895,000
      1/1/96       Bowie/Woodcliff                          -        718,000      2,336,000      111,000     1,292,000
      1/1/96       Clinton/MalcolmRoad                      -        593,000      2,123,000      239,000     1,187,000
      1/1/96       Coram/MiddleCount                        -        507,000      1,421,000      124,000       792,000
      1/1/96       Denver/SQuebec                           -      1,849,000      1,941,000      195,000     1,086,000
      1/1/96       DesMoines                                -        448,000      1,350,000      112,000       768,000
      1/1/96       Englewood/Federal                        -        481,000      1,395,000      133,000       777,000
      1/1/96       Houston/FM1960                           -        635,000      1,294,000      223,000       783,000
      1/1/96       Houston/Westheimer                       -      1,508,000      2,274,000      265,000     1,304,000
      1/1/96       Hyattsville/Kenilworth                   -        509,000      1,757,000      155,000     1,000,000
      1/1/96       Kent/MilitaryTrail                       -        409,000      1,670,000      195,000       956,000
      1/1/96       Livonia/Newburgh                         -        635,000      1,407,000      126,000       783,000
      1/1/96       Louisville/Preston                       -        211,000      1,060,000       88,000       594,000
      1/1/96       MapleShade/Fellowship                    -        331,000      1,421,000      143,000       803,000
      1/1/96       MerrionettePark                          -        818,000      2,020,000      120,000     1,122,000
      1/1/96       Milwaukee/S.84th                         -        444,000      1,868,000      302,000     1,091,000
      1/1/96       OrlandHills/W.159th                      -        917,000      2,392,000      260,000     1,342,000
      1/1/96       Oxonhill/Indianhead                      -        772,000      2,017,000      282,000     1,141,000
      1/1/96       Sacramento/N.16th                        -        582,000      2,610,000      172,000     1,466,000
      1/1/96       SanJose/AbornRoad                        -        615,000      1,342,000      100,000       759,000
      1/1/96       SanPablo/SanPablo                        -        565,000      1,232,000      154,000       713,000
      1/1/96       Sewell/Rts.553                           -        323,000      1,138,000      137,000       658,000
      1/1/96       Sunland/SunlandBlvd.                     -        631,000      1,965,000      103,000     1,090,000
      1/1/96       Tigard/S.W.Pacific                       -        633,000      1,206,000      136,000       705,000
      1/1/96       Turnersville/Black                       -        165,000      1,360,000      138,000       758,000




             Gross Carrying Amount
               At December 31, 2003
 --------------------------------------------   Accumulated
      Land         Buidling         Total      Depreciation
 -------------- -------------- -------------- -------------

        300,000       928,000      1,228,000        342,000
        455,000     1,223,000      1,678,000        415,000
      1,591,000     4,105,000      5,696,000      1,244,000
        520,000     1,360,000      1,880,000        499,000
        522,000     1,290,000      1,812,000        444,000
        470,000     1,217,000      1,687,000        436,000
      1,682,000     4,223,000      5,905,000      1,401,000
        705,000     1,750,000      2,455,000        587,000
      1,906,000     4,790,000      6,696,000      1,620,000
        600,000     1,579,000      2,179,000        603,000
        657,000     1,694,000      2,351,000        625,000
        835,000     2,807,000      3,642,000        838,000
        667,000     2,710,000      3,377,000        827,000
        718,000     3,739,000      4,457,000        980,000
        593,000     3,549,000      4,142,000        923,000
        507,000     2,337,000      2,844,000        673,000
      1,850,000     3,221,000      5,071,000        964,000
        448,000     2,230,000      2,678,000        674,000
        481,000     2,305,000      2,786,000        725,000
        635,000     2,300,000      2,935,000        741,000
      1,509,000     3,842,000      5,351,000      1,134,000
        509,000     2,912,000      3,421,000        833,000
        409,000     2,821,000      3,230,000        822,000
        635,000     2,316,000      2,951,000        664,000
        211,000     1,742,000      1,953,000        525,000
        331,000     2,367,000      2,698,000        677,000
        818,000     3,262,000      4,080,000        973,000
        444,000     3,261,000      3,705,000        892,000
        917,000     3,994,000      4,911,000      1,207,000
        772,000     3,440,000      4,212,000        967,000
        582,000     4,248,000      4,830,000      1,020,000
        615,000     2,201,000      2,816,000        681,000
        565,000     2,099,000      2,664,000        609,000
        323,000     1,933,000      2,256,000        586,000
        631,000     3,158,000      3,789,000        864,000
        633,000     2,047,000      2,680,000        628,000
        165,000     2,256,000      2,421,000        666,000


                                                                                                          Adjustments
                                                                                                           Resulting
                                                                                                            from the
                                                                      Initial Cost                         Subsequent
                                                               ----------------------------     Costs      Acquisition
      Date                                          Encum-                    Buildings &        to        of Minority
    Acquired                Description             brances        Land       Improvements   Acquisition    Interest
------------------ ------------------------------ ------------ ------------- -------------- ------------- ------------
 Miniwarehouses
      1/1/96       W.Hollywood/SantaMonica                  -      3,415,000      4,577,000      250,000     2,552,000
      1/1/96       Waterbury/Captain                        -        434,000      2,089,000      151,000     1,162,000
      1/3/96       SanGabriel                               -      1,005,000      2,345,000      232,000             -
      1/5/96       SanFrancisco,SecondSt.                   -      2,880,000      6,814,000      201,000             -
     1/12/96       SanAntonio,TX                            -        912,000      2,170,000       96,000             -
     2/29/96       Brandon,FL/WBrandonBlvd.                 -      1,928,000      4,523,000      913,000             -
     2/29/96       CoralSpringsFL/WSampleRd.                -      3,480,000      8,148,000      244,000             -
     2/29/96       DelrayBeachFL/SMilitaryTr.               -        941,000      2,222,000      191,000             -
     2/29/96       JupiterFL/MilitaryTrail                  -      2,280,000      5,347,000      323,000             -
     2/29/96       LakeWorth,FL/S.MilitaryTr.               -      1,782,000      4,723,000      177,000             -
     2/29/96       LakeworthFL/LakeWorthRd                  -        737,000      1,742,000      170,000             -
     2/29/96       Naples,FL/OldUS41                        -        849,000      2,016,000      171,000             -
     2/29/96       NewPortRichey/StateRd54                  -        857,000      2,025,000      192,000             -
     2/29/96       SanfordFL/SOrlandoDr                     -        734,000      1,749,000    1,965,000             -
      3/8/96       Atlanta/Roswell                          -        898,000      3,649,000      112,000             -
     3/31/96       Baltimore                                -        842,000      2,180,000      208,000             -
     3/31/96       Carrollton                               -        578,000      1,495,000      110,000             -
     3/31/96       Dallas                                   -        315,000        810,000    1,733,000             -
     3/31/96       Houston                                  -        543,000      1,402,000      125,000             -
     3/31/96       Houston                                  -        669,000      1,724,000      472,000             -
     3/31/96       Irvine                                   -      1,920,000      4,975,000      576,000             -
     3/31/96       Jacksonville                             -        713,000      1,845,000      218,000             -
     3/31/96       Milwaukee                                -        542,000      1,402,000      118,000             -
     3/31/96       NewHaven                                 -        740,000      1,907,000    (202,000)             -
     3/31/96       Oakland                                  -      1,065,000      2,764,000      283,000             -
     3/31/96       Plano                                    -        650,000      1,682,000      132,000             -
     3/31/96       Randallstown                             -      1,359,000      3,527,000      261,000             -
     3/31/96       Saratoga                                 -      2,339,000      6,081,000      150,000             -
     3/31/96       Torrance                                 -      1,415,000      3,675,000      175,000             -
      4/1/96       Chicago/Pulaski                          -        764,000      1,869,000      164,000             -
      4/1/96       Houston/Westheimer                       -      1,390,000      3,402,000    4,226,000             -
      4/1/96       LasVegas/DesertInn                       -      1,115,000      2,729,000      119,000             -
      4/1/96       Rockville/Randolph                       -      1,153,000      2,823,000      166,000             -
      4/1/96       SimiValley/EastStreet                    -        970,000      2,374,000       70,000             -
      4/1/96       St.Louis/BarrettStationRoad              -        630,000      1,542,000      115,000             -
      4/1/96       Torrance/Crenshaw                        -        916,000      2,243,000      122,000             -
      4/1/96       Weymouth                                 -        485,000      1,187,000      169,000             -




             Gross Carrying Amount
               At December 31, 2003
 --------------------------------------------   Accumulated
      Land         Buidling         Total      Depreciation
 -------------- -------------- -------------- -------------

      3,417,000     7,377,000     10,794,000      2,151,000
        434,000     3,402,000      3,836,000        865,000
      1,005,000     2,577,000      3,582,000        960,000
      2,881,000     7,014,000      9,895,000      2,321,000
        912,000     2,266,000      3,178,000        761,000
      1,929,000     5,435,000      7,364,000      2,280,000
      3,482,000     8,390,000     11,872,000      2,703,000
        941,000     2,413,000      3,354,000        855,000
      2,281,000     5,669,000      7,950,000      1,840,000
      1,783,000     4,899,000      6,682,000      1,605,000
        737,000     1,912,000      2,649,000        685,000
        849,000     2,187,000      3,036,000        747,000
        857,000     2,217,000      3,074,000        755,000
        975,000     3,473,000      4,448,000      1,149,000
        898,000     3,761,000      4,659,000      1,211,000
        842,000     2,388,000      3,230,000        798,000
        578,000     1,605,000      2,183,000        552,000
        315,000     2,543,000      2,858,000        518,000
        543,000     1,527,000      2,070,000        531,000
        669,000     2,196,000      2,865,000        797,000
      1,921,000     5,550,000      7,471,000      1,804,000
        713,000     2,063,000      2,776,000        717,000
        542,000     1,520,000      2,062,000        530,000
        668,000     1,777,000      2,445,000        617,000
      1,065,000     3,047,000      4,112,000      1,051,000
        650,000     1,814,000      2,464,000        631,000
      1,360,000     3,787,000      5,147,000      1,257,000
      2,340,000     6,230,000      8,570,000      1,976,000
      1,416,000     3,849,000      5,265,000      1,249,000
        764,000     2,033,000      2,797,000        626,000
      1,391,000     7,627,000      9,018,000      2,237,000
      1,116,000     2,847,000      3,963,000        877,000
      1,154,000     2,988,000      4,142,000        879,000
        970,000     2,444,000      3,414,000        715,000
        630,000     1,657,000      2,287,000        497,000
        916,000     2,365,000      3,281,000        691,000
        485,000     1,356,000      1,841,000        379,000


                                                                                                          Adjustments
                                                                                                           Resulting
                                                                                                            from the
                                                                      Initial Cost                         Subsequent
                                                               ----------------------------     Costs      Acquisition
      Date                                          Encum-                    Buildings &        to        of Minority
    Acquired                Description             brances        Land       Improvements   Acquisition    Interest
------------------ ------------------------------ ------------ ------------- -------------- ------------- ------------
 Miniwarehouses
      4/3/96       Naples                                   -      1,187,000      2,809,000      227,000             -
     6/26/96       BocaRaton                                -      3,180,000      7,468,000    1,227,000             -
     6/28/96       Venice                                   -        669,000      1,575,000      163,000             -
     6/30/96       BedfordPark                              -        606,000      1,419,000      211,000             -
     6/30/96       Brooklyn                                 -        783,000      1,830,000      467,000             -
     6/30/96       LasVegas                                 -        921,000      2,155,000      193,000             -
     6/30/96       LosAngeles                               -        692,000      1,616,000      106,000             -
     6/30/96       Newark                                   -      1,051,000      2,458,000      119,000             -
     6/30/96       SilverSpring                             -      1,513,000      3,535,000      259,000             -
      7/2/96       GlenBurnie/FurnaceBrRd                   -      1,755,000      4,150,000      185,000             -
     7/22/96       Lakewood/WHampton                        -        717,000      2,092,000       80,000             -
     8/13/96       Norcross/HolcombBridgeRd                 -        955,000      3,117,000      126,000             -
      9/5/96       SpringValley/SPascackrd                  -      1,260,000      2,966,000      308,000             -
     9/16/96       CanogaPark/ShermanWay                    -      1,543,000      3,716,000      558,000             -
     9/16/96       ColoradoSprings/TomahDrive               -        731,000      1,759,000      114,000             -
     9/16/96       Dallas/RoyalLane                         -      1,008,000      2,426,000      211,000             -
     9/16/96       Denver/W.Hampden                         -      1,084,000      2,609,000      164,000             -
     9/16/96       Fairfield/DixieHighway                   -        427,000      1,046,000      122,000             -
     9/16/96       FortWorth/Brentwood                      -        823,000      2,016,000      140,000             -
     9/16/96       Glendale/SanFernandoRoad                 -      2,500,000      6,124,000      171,000             -
     9/16/96       Greenbrook/Route22                       -      1,227,000      2,954,000      278,000             -
     9/16/96       Houston/GulfFreeway                      -        701,000      1,718,000    3,304,000             -
     9/16/96       Houston/Harwin                           -        549,000      1,344,000      165,000             -
     9/16/96       Houston/W.MontgomeryRd.                  -        524,000      1,261,000      203,000             -
     9/16/96       Irvine/CowanStreet                       -      1,890,000      4,631,000      229,000             -
     9/16/96       Jacksonville/SouthLaneAve.               -        554,000      1,334,000      228,000             -
     9/16/96       LasVegas/BoulderHwy.                     -        947,000      2,279,000      303,000             -
     9/16/96       LasVegas/S.DecaturBlvd.                  -      1,037,000      2,539,000      153,000             -
     9/16/96       Lewisville/S.Stemmons                    -        603,000      1,451,000      141,000             -
     9/16/96       Littleton/SouthparkWay                   -        922,000      2,221,000      278,000             -
     9/16/96       Mesa/CountryClubDrive                    -        701,000      1,718,000      205,000             -
     9/16/96       Monsey/Route59                           -      1,068,000      2,572,000      145,000             -
     9/16/96       NewportNews/WarwickBlvd.                 -        575,000      1,385,000      166,000             -
     9/16/96       Petaluma/BaywoodDrive                    -        861,000      2,074,000      167,000             -
     9/16/96       RichlandHills/AirportFwy.                -        473,000      1,158,000      208,000             -
     9/16/96       SanFrancisco/GearyBlvd.                  -      2,957,000      7,244,000      307,000             -
     9/16/96       SantaRosa/SantaRosaAve.                  -        575,000      1,385,000      113,000             -




             Gross Carrying Amount
               At December 31, 2003
 --------------------------------------------   Accumulated
      Land         Buidling         Total      Depreciation
 -------------- -------------- -------------- -------------

      1,188,000     3,035,000      4,223,000      1,059,000
      3,181,000     8,694,000     11,875,000      2,786,000
        669,000     1,738,000      2,407,000        613,000
        606,000     1,630,000      2,236,000        581,000
        783,000     2,297,000      3,080,000        864,000
        921,000     2,348,000      3,269,000        791,000
        692,000     1,722,000      2,414,000        573,000
      1,051,000     2,577,000      3,628,000        820,000
      1,514,000     3,793,000      5,307,000      1,251,000
      1,756,000     4,334,000      6,090,000      1,356,000
        716,000     2,173,000      2,889,000        672,000
        955,000     3,243,000      4,198,000      1,005,000
      1,261,000     3,273,000      4,534,000      1,094,000
      1,544,000     4,273,000      5,817,000      1,285,000
        731,000     1,873,000      2,604,000        590,000
      1,008,000     2,637,000      3,645,000        839,000
      1,084,000     2,773,000      3,857,000        843,000
        427,000     1,168,000      1,595,000        367,000
        823,000     2,156,000      2,979,000        690,000
      2,501,000     6,294,000      8,795,000      1,835,000
      1,228,000     3,231,000      4,459,000      1,008,000
        701,000     5,022,000      5,723,000        922,000
        549,000     1,509,000      2,058,000        498,000
        524,000     1,464,000      1,988,000        491,000
      1,891,000     4,859,000      6,750,000      1,474,000
        554,000     1,562,000      2,116,000        530,000
        947,000     2,582,000      3,529,000        798,000
      1,037,000     2,692,000      3,729,000        827,000
        603,000     1,592,000      2,195,000        530,000
        922,000     2,499,000      3,421,000        787,000
        701,000     1,923,000      2,624,000        605,000
      1,068,000     2,717,000      3,785,000        817,000
        575,000     1,551,000      2,126,000        507,000
        861,000     2,241,000      3,102,000        698,000
        473,000     1,366,000      1,839,000        464,000
      2,958,000     7,550,000     10,508,000      2,229,000
        575,000     1,498,000      2,073,000        469,000



                                                                                                          Adjustments
                                                                                                           Resulting
                                                                                                            from the
                                                                      Initial Cost                         Subsequent
                                                               ----------------------------     Costs      Acquisition
      Date                                          Encum-                    Buildings &        to        of Minority
    Acquired                Description             brances        Land       Improvements   Acquisition    Interest
------------------ ------------------------------ ------------ ------------- -------------- ------------- ------------
 Miniwarehouses
     9/16/96       Sarasota/S.TamiamiTrail                  -        584,000      1,407,000    3,169,000             -
     9/16/96       Tempe/McKellipsRoad                      -        823,000      1,972,000      244,000             -
     9/16/96       WillowGrove/MarylandRoad                 -        673,000      1,620,000      110,000             -
     10/11/96      Chesapeake/MilitaryHwy                   -        912,000      1,974,000      401,000             -
     10/11/96      Hampton/PembrokeRoad                     -      1,080,000      2,346,000    (203,000)             -
     10/11/96      Norfolk/WidgeonRoad                      -      1,110,000      2,405,000    (329,000)             -
     10/11/96      Orlando/EOakridgeRd                      -        927,000      2,020,000      242,000             -
     10/11/96      Orlando/SouthHwy17-92                    -      1,170,000      2,549,000      189,000             -
     10/11/96      Richmond/BloomLane                       -      1,188,000      2,512,000    (177,000)             -
     10/11/96      Richmond/MidlothianPark                  -        762,000      1,588,000      487,000             -
     10/11/96      Roanoke/PetersCreekRoad                  -        819,000      1,776,000      262,000             -
     10/11/96      VirginiaBeach/SouthernBlvd               -        282,000        610,000      246,000             -
     10/25/96      Austin/Renelli                           -      1,710,000      3,990,000      252,000             -
     10/25/96      Austin/Santiago                          -        900,000      2,100,000      209,000             -
     10/25/96      Dallas/DentonDrive                       -        900,000      2,100,000      135,000             -
     10/25/96      Dallas/EastN.W.Highway                   -        698,000      1,628,000      175,000             -
     10/25/96      Houston/Hempstead                        -        518,000      1,207,000      257,000             -
     10/25/96      Pasadena/So.Shaver                       -        420,000        980,000      224,000             -
     10/31/96      Houston/JoelWheatonRd                    -        465,000      1,085,000      207,000             -
     10/31/96      MtHolly/541Bypass                        -        360,000        840,000      221,000             -
     11/13/96      TownEast/Mesquite                        -        330,000        770,000      133,000             -
     11/14/96      BossierCityLA                            -        633,000      1,488,000    (134,000)             -
     12/5/96       LakeForest/BakeParkway                   -        971,000      2,173,000      576,000             -
     12/16/96      Arlington/S.WatsonRd.                    -        930,000      2,170,000      448,000             -
     12/16/96      CherryHill/OldCuthbert                   -        645,000      1,505,000      410,000             -
     12/16/96      OklahomaCity/SSantaFe                    -        360,000        840,000      171,000             -
     12/16/96      OklahomaCity/S.May                       -        360,000        840,000      153,000             -
     12/16/96      OklahomaCity/SW74th                      -        375,000        875,000      115,000             -
     12/16/96      Richardson/E.Arapaho                     -      1,290,000      3,010,000      299,000             -
     12/23/96      Alsip/115thStreet                        -        750,000      1,848,000    1,919,000             -
     12/23/96      Arlington/Algonquin                      -        991,000      2,569,000      384,000             -
     12/23/96      Auburn/RStreet                           -        690,000      1,700,000      199,000             -
     12/23/96      BedfordPark/Cicero                       -      1,321,000      3,426,000      298,000             -
     12/23/96      Broadview/S.25thAvenue                   -      1,289,000      3,257,000      303,000             -
     12/23/96      Carmichael/FairOaks                      -        809,000      2,045,000      215,000             -
     12/23/96      Clifton/BroadStreet                      -      1,411,000      3,659,000      155,000             -
     12/23/96      Dallas/LemmonAve.                        -      1,710,000      4,214,000      150,000             -





             Gross Carrying Amount
               At December 31, 2003
 --------------------------------------------   Accumulated
      Land         Buidling         Total      Depreciation
 -------------- -------------- -------------- -------------

        584,000     4,576,000      5,160,000        475,000
        823,000     2,216,000      3,039,000        704,000
        673,000     1,730,000      2,403,000        532,000
        912,000     2,375,000      3,287,000        857,000
        914,000     2,309,000      3,223,000        469,000
        908,000     2,278,000      3,186,000        479,000
        927,000     2,262,000      3,189,000        730,000
      1,171,000     2,737,000      3,908,000        879,000
        995,000     2,528,000      3,523,000        541,000
        762,000     2,075,000      2,837,000        834,000
        819,000     2,038,000      2,857,000        696,000
        282,000       856,000      1,138,000        367,000
      1,711,000     4,241,000      5,952,000      1,324,000
        900,000     2,309,000      3,209,000        758,000
        900,000     2,235,000      3,135,000        722,000
        698,000     1,803,000      2,501,000        593,000
        518,000     1,464,000      1,982,000        532,000
        420,000     1,204,000      1,624,000        415,000
        465,000     1,292,000      1,757,000        447,000
        360,000     1,061,000      1,421,000        360,000
        330,000       903,000      1,233,000        313,000
        557,000     1,430,000      1,987,000        316,000
        973,000     2,747,000      3,720,000        719,000
        930,000     2,618,000      3,548,000        943,000
        645,000     1,915,000      2,560,000        635,000
        360,000     1,011,000      1,371,000        354,000
        360,000       993,000      1,353,000        351,000
        375,000       990,000      1,365,000        342,000
      1,291,000     3,308,000      4,599,000      1,008,000
        750,000     3,767,000      4,517,000        849,000
        991,000     2,953,000      3,944,000        938,000
        690,000     1,899,000      2,589,000        617,000
      1,322,000     3,723,000      5,045,000      1,135,000
      1,290,000     3,559,000      4,849,000      1,062,000
        809,000     2,260,000      3,069,000        706,000
      1,412,000     3,813,000      5,225,000      1,130,000
      1,711,000     4,363,000      6,074,000      1,305,000



                                                                                                          Adjustments
                                                                                                           Resulting
                                                                                                            from the
                                                                      Initial Cost                         Subsequent
                                                               ----------------------------     Costs      Acquisition
      Date                                          Encum-                    Buildings &        to        of Minority
    Acquired                Description             brances        Land       Improvements   Acquisition    Interest
------------------ ------------------------------ ------------ ------------- -------------- ------------- ------------
 Miniwarehouses
     12/23/96      Decatur/Covington                        -        930,000      2,292,000      201,000             -
     12/23/96      DenverEastEvans                          -      1,740,000      4,288,000      197,000             -
     12/23/96      EagleRock/Colorado                       -        330,000        813,000      383,000             -
     12/23/96      Englewood/Costilla                       -      1,739,000      4,393,000      129,000             -
     12/23/96      FederalHeights/W.48thAve.                -        720,000      1,774,000      120,000             -
     12/23/96      ForestPark/JonesboroRd.                  -        540,000      1,331,000      159,000             -
     12/23/96      Ft.Lauderdale/Powerline                  -        660,000      1,626,000      292,000             -
     12/23/96      Ft.Lauderdale/StateRoad                  -      1,199,000      3,030,000      223,000             -
     12/23/96      GreenAcres/JogRoad                       -        600,000      1,479,000      137,000             -
     12/23/96      Hillside/Glenwood                        -        563,000      4,051,000      300,000             -
     12/23/96      Kent/PacificHwySouth                     -        930,000      2,292,000      154,000             -
     12/23/96      LakeWorth/LkWorth                        -      1,111,000      2,880,000      222,000             -
     12/23/96      LasVegas/Charleston                      -      1,049,000      2,651,000      142,000             -
     12/23/96      LasVegas/SouthArvill                     -        929,000      2,348,000      132,000             -
     12/23/96      Lilburn/BeaverRuinRoad                   -        600,000      1,515,000      170,000             -
     12/23/96      LosAngeles/SantaMonica                   -      3,328,000      8,407,000      231,000             -
     12/23/96      Madison/GallatinRoad                     -        780,000      1,922,000      243,000             -
     12/23/96      MangoniaPark/AustralianAve.              -        840,000      2,070,000      182,000             -
     12/23/96      Napa/Industrial                          -        660,000      1,666,000      137,000             -
     12/23/96      Nashville/DickersonPike                  -        990,000      2,440,000      183,000             -
     12/23/96      OverlandPark/Mastin                      -        990,000      2,440,000    3,218,000             -
     12/23/96      Philadelphia/Byberry                     -      1,019,000      2,575,000      167,000             -
     12/23/96      Philadelphia/Oxford                      -        900,000      2,218,000      173,000             -
     12/23/96      Phoenix/19thAvenue                       -        991,000      2,569,000      224,000             -
     12/23/96      Pittsburgh/CaliforniaAve.                -        630,000      1,552,000      119,000             -
     12/23/96      PlymouthMeeting/Chemical                 -      1,109,000      2,802,000      155,000             -
     12/23/96      PompanoBeach/S.DixieHwy.                 -        930,000      2,292,000      341,000             -
     12/23/96      PompanoBeach/SampleRoad                  -      1,320,000      3,253,000      162,000             -
     12/23/96      Portland/DivisionStreet                  -        989,000      2,499,000      152,000             -
     12/23/96      Portland/N.E.71stAvenue                  -        869,000      2,196,000      238,000             -
     12/23/96      Renton174thSt.                           -        960,000      2,366,000      229,000             -
     12/23/96      Sacramento/Northgate                     -      1,021,000      2,647,000      146,000             -
     12/23/96      Seattle/15thAvenue                       -        781,000      2,024,000      170,000             -
     12/23/96      Seattle/PacificHwy.South                 -        689,000      1,742,000      201,000             -
     12/23/96      Southington/Spring                       -        811,000      2,102,000      147,000             -
     12/23/96      Tampa/15thStreet                         -        420,000      1,060,000      256,000             -
     12/23/96      Topeka/8thStreet                         -        150,000        370,000      161,000             -





             Gross Carrying Amount
               At December 31, 2003
 --------------------------------------------   Accumulated
      Land         Buidling         Total      Depreciation
 -------------- -------------- -------------- -------------

        930,000     2,493,000      3,423,000        765,000
      1,741,000     4,484,000      6,225,000      1,338,000
        444,000     1,082,000      1,526,000        223,000
      1,740,000     4,521,000      6,261,000      1,328,000
        720,000     1,894,000      2,614,000        561,000
        540,000     1,490,000      2,030,000        498,000
        660,000     1,918,000      2,578,000        663,000
      1,200,000     3,252,000      4,452,000        980,000
        600,000     1,616,000      2,216,000        520,000
        563,000     4,351,000      4,914,000      1,353,000
        930,000     2,446,000      3,376,000        769,000
      1,112,000     3,101,000      4,213,000        946,000
      1,049,000     2,793,000      3,842,000        832,000
        929,000     2,480,000      3,409,000        747,000
        600,000     1,685,000      2,285,000        536,000
      3,329,000     8,637,000     11,966,000      2,510,000
        780,000     2,165,000      2,945,000        713,000
        840,000     2,252,000      3,092,000        702,000
        660,000     1,803,000      2,463,000        579,000
        990,000     2,623,000      3,613,000        841,000
      1,307,000     5,341,000      6,648,000      1,002,000
      1,019,000     2,742,000      3,761,000        838,000
        900,000     2,391,000      3,291,000        723,000
        991,000     2,793,000      3,784,000        843,000
        630,000     1,671,000      2,301,000        534,000
      1,109,000     2,957,000      4,066,000        509,000
        930,000     2,633,000      3,563,000        849,000
      1,321,000     3,414,000      4,735,000      1,036,000
        989,000     2,651,000      3,640,000        811,000
        869,000     2,434,000      3,303,000        773,000
        960,000     2,595,000      3,555,000        814,000
      1,021,000     2,793,000      3,814,000        855,000
        781,000     2,194,000      2,975,000        693,000
        689,000     1,943,000      2,632,000        641,000
        811,000     2,249,000      3,060,000        698,000
        420,000     1,316,000      1,736,000        461,000
        150,000       531,000        681,000        213,000



                                                                                                          Adjustments
                                                                                                           Resulting
                                                                                                            from the
                                                                      Initial Cost                         Subsequent
                                                               ----------------------------     Costs      Acquisition
      Date                                          Encum-                    Buildings &        to        of Minority
    Acquired                Description             brances        Land       Improvements   Acquisition    Interest
------------------ ------------------------------ ------------ ------------- -------------- ------------- ------------
 Miniwarehouses
     12/23/96      UpperDarby/Lansdowne                     -        899,000      2,272,000      206,000             -
     12/23/96      W.PalmBeach/Belvedere                    -        960,000      2,366,000      208,000             -
     12/23/96      Warren/SchoenherrRd.                     -        749,000      1,894,000      184,000             -
     12/23/96      Wheatridge/W.44thAvenue                  -      1,439,000      3,636,000      139,000             -
     12/23/96      Whittier/Colima                          -        540,000      1,331,000       87,000             -
     12/23/96      WinterSprings/W.St.Rte434                -        689,000      1,742,000      127,000             -
     12/23/96      Wyndmoor/IvyHill                         -      2,160,000      5,323,000      233,000             -
     12/30/96      Concorde/Treat                           -      1,396,000      3,258,000      133,000             -
     12/30/96      SanMateo                                 -      2,408,000      5,619,000      202,000             -
     12/30/96      VirginiaBeach                            -        535,000      1,248,000      141,000             -
     1/22/97       Austin,1033E.41Street                    -        257,000      3,633,000       79,000             -
     4/12/97       Annandale/Backlick                       -        955,000      2,229,000      348,000             -
     4/12/97       Antioch/SunsetDrive                      -      1,035,000      2,416,000      222,000             -
     4/12/97       Aurora/Abilene                           -      1,406,000      3,280,000      383,000             -
     4/12/97       Aurora/S.Idalia                          -      1,002,000      2,338,000      488,000             -
     4/12/97       Berlin/WilburCross                       -        756,000      1,764,000      260,000             -
     4/12/97       Burien/FirstAve.So.                      -        792,000      1,847,000      258,000             -
     4/12/97       Campbell/S.Curtner                       -      2,550,000      5,950,000      684,000             -
     4/12/97       Columbia/BroadRiverRd.                   -        121,000        282,000      167,000             -
     4/12/97       Columbus/EastlandDrive                   -        602,000      1,405,000      236,000             -
     4/12/97       Dallas/Winsted                           -      1,375,000      3,209,000      455,000             -
     4/12/97       Denver/Blake                             -        602,000      1,405,000      193,000             -
     4/12/97       Evansville/GreenRiverRoad                -        470,000      1,096,000      161,000             -
     4/12/97       Farmingdale/BroadHollowRd.               -      1,568,000      3,658,000      555,000             -
     4/12/97       FountainValley/Newhope                   -      1,137,000      2,653,000      334,000             -
     4/12/97       Ft.Worth/WestFreeway                     -        667,000      1,556,000      253,000             -
     4/12/97       Gaithersburg/ChristopherAve.             -        972,000      2,268,000      280,000             -
     4/12/97       Garland/Plano                            -        889,000      2,073,000      243,000             -
     4/12/97       Indianapolis/LafayetteRoad               -        682,000      1,590,000      299,000             -
     4/12/97       Indianapolis/Route31                     -        619,000      1,444,000      315,000             -
     4/12/97       Livermore/S.FrontRoad                    -        876,000      2,044,000      197,000             -
     4/12/97       Manchester/TollandTurnpike               -        807,000      1,883,000      212,000             -
     4/12/97       Peabody/NewburyStreet                    -      1,159,000      2,704,000      461,000             -
     4/12/97       RanchoCordova/MatherField                -        494,000      1,153,000      175,000             -
     4/12/97       RanchoCordova/Sunrise                    -      1,048,000      2,445,000      375,000             -
     4/12/97       SanJose/StoryRoad                        -      1,352,000      3,156,000      337,000             -
     4/12/97       SantaCruz/Capitola                       -      1,037,000      2,420,000      318,000             -





              Gross Carrying Amount
                At December 31, 2003
  --------------------------------------------   Accumulated
       Land         Buidling         Total      Depreciation
- -------------- -------------- -------------- -------------

         899,000     2,478,000      3,377,000        758,000
         960,000     2,574,000      3,534,000        803,000
         749,000     2,078,000      2,827,000        648,000
       1,440,000     3,774,000      5,214,000      1,119,000
         540,000     1,418,000      1,958,000        450,000
         689,000     1,869,000      2,558,000        582,000
       2,161,000     5,555,000      7,716,000      1,631,000
       1,397,000     3,390,000      4,787,000      1,013,000
       2,409,000     5,820,000      8,229,000      1,672,000
         535,000     1,389,000      1,924,000        443,000
         257,000     3,712,000      3,969,000      1,033,000
         955,000     2,577,000      3,532,000        741,000
       1,035,000     2,638,000      3,673,000        749,000
       1,407,000     3,662,000      5,069,000      1,048,000
       1,002,000     2,826,000      3,828,000        790,000
         756,000     2,024,000      2,780,000        618,000
         792,000     2,105,000      2,897,000        621,000
       2,551,000     6,633,000      9,184,000      1,831,000
         121,000       449,000        570,000        194,000
         602,000     1,641,000      2,243,000        503,000
       1,376,000     3,663,000      5,039,000      1,071,000
         602,000     1,598,000      2,200,000        472,000
         470,000     1,257,000      1,727,000        387,000
       1,569,000     4,212,000      5,781,000      1,235,000
       1,138,000     2,986,000      4,124,000        831,000
         667,000     1,809,000      2,476,000        543,000
         972,000     2,548,000      3,520,000        751,000
         889,000     2,316,000      3,205,000        677,000
         682,000     1,889,000      2,571,000        575,000
         619,000     1,759,000      2,378,000        530,000
         876,000     2,241,000      3,117,000        638,000
         807,000     2,095,000      2,902,000        615,000
       1,160,000     3,164,000      4,324,000        915,000
         494,000     1,328,000      1,822,000        411,000
       1,048,000     2,820,000      3,868,000        841,000
       1,353,000     3,492,000      4,845,000      1,014,000
       1,037,000     2,738,000      3,775,000        776,000



                                                                                                          Adjustments
                                                                                                           Resulting
                                                                                                            from the
                                                                      Initial Cost                         Subsequent
                                                               ----------------------------     Costs      Acquisition
      Date                                          Encum-                    Buildings &        to        of Minority
    Acquired                Description             brances        Land       Improvements   Acquisition    Interest
------------------ ------------------------------ ------------ ------------- -------------- ------------- ------------
 Miniwarehouses
     4/12/97       Seattle/Aurora                           -      1,145,000      2,671,000      270,000             -
     4/12/97       Slickerville/BlackHorsePike              -        539,000      1,258,000      214,000             -
     4/12/97       SugarLand/Eldridge                       -        705,000      1,644,000      224,000             -
     4/12/97       Tyson'sCorner/SpringhillRd.              -      3,861,000      9,010,000    1,238,000             -
     4/12/97       Whittier/WhittierBlvd.                   -        648,000      1,513,000      162,000             -
     6/25/97       Alexandria                               -      1,533,000      3,576,000      489,000             -
     6/25/97       AllenPark                                -        953,000      2,223,000      536,000             -
     6/25/97       Atlanta                                  -      1,183,000      2,761,000      103,000             -
     6/25/97       Aurora                                   -        808,000      1,886,000      436,000             -
     6/25/97       Austin                                   -        813,000      1,897,000       83,000             -
     6/25/97       Bellevue                                 -      1,653,000      3,858,000       78,000             -
     6/25/97       Bensalem                                 -      1,159,000      2,705,000       88,000             -
     6/25/97       Berlin                                   -        825,000      1,925,000      296,000             -
     6/25/97       Birmingham                               -        539,000      1,258,000      110,000             -
     6/25/97       Carrollton                               -        441,000      1,029,000       45,000             -
     6/25/97       Carrollton                               -      1,158,000      2,702,000      495,000             -
     6/25/97       Chicago                                  -      1,160,000      2,708,000      428,000             -
     6/25/97       Chicoppe                                 -        663,000      1,546,000      316,000             -
     6/25/97       CitrusHeights                            -        642,000      1,244,000      509,000             -
     6/25/97       Dallas                                   -        699,000      1,631,000       74,000             -
     6/25/97       Dallas                                   -      1,627,000      3,797,000      658,000             -
     6/25/97       Dallas/VilbigRd.                         -        508,000      1,184,000      230,000             -
     6/25/97       Davie                                    -      1,086,000      2,533,000      638,000             -
     6/25/97       Davis                                    -        628,000      1,465,000      231,000             -
     6/25/97       Decatur                                  -        951,000      2,220,000      404,000             -
     6/25/97       Denver                                   -      1,316,000      3,071,000      490,000             -
     6/25/97       EastHazelCrest                           -        753,000      1,757,000    2,079,000             -
     6/25/97       EastL.A./BoyleHeights                    -        957,000      2,232,000      492,000             -
     6/25/97       Edmonds                                  -      1,187,000      2,770,000      414,000             -
     6/25/97       ElkGrove                                 -        642,000      1,497,000      264,000             -
     6/25/97       Evansville                               -        429,000      1,000,000       54,000             -
     6/25/97       Fairfield                                -        740,000      1,727,000       53,000             -
     6/25/97       FosterCity                               -      1,064,000      2,483,000      329,000             -
     6/25/97       Garland                                  -        486,000      1,135,000       64,000             -
     6/25/97       Gretna                                   -      1,069,000      2,494,000      438,000             -
     6/25/97       HarborCity                               -      1,244,000      2,904,000      240,000             -
     6/25/97       Houston/SouthDairyashford                -        856,000      1,997,000      314,000             -





             Gross Carrying Amount
               At December 31, 2003
 --------------------------------------------   Accumulated
      Land         Buidling         Total      Depreciation
 -------------- -------------- -------------- -------------

      1,146,000     2,940,000      4,086,000        840,000
        539,000     1,472,000      2,011,000        470,000
        705,000     1,868,000      2,573,000        564,000
      3,863,000    10,246,000     14,109,000      2,891,000
        648,000     1,675,000      2,323,000        475,000
      1,534,000     4,064,000      5,598,000      1,109,000
        953,000     2,759,000      3,712,000        765,000
      1,184,000     2,863,000      4,047,000        821,000
        808,000     2,322,000      3,130,000        631,000
        813,000     1,980,000      2,793,000        562,000
      1,654,000     3,935,000      5,589,000      1,119,000
      1,160,000     2,792,000      3,952,000        780,000
        825,000     2,221,000      3,046,000        600,000
        539,000     1,368,000      1,907,000        408,000
        441,000     1,074,000      1,515,000        316,000
      1,159,000     3,196,000      4,355,000        907,000
      1,161,000     3,135,000      4,296,000        886,000
        663,000     1,862,000      2,525,000        566,000
        642,000     1,753,000      2,395,000        561,000
        699,000     1,705,000      2,404,000        505,000
      1,628,000     4,454,000      6,082,000      1,262,000
        508,000     1,414,000      1,922,000        421,000
      1,086,000     3,171,000      4,257,000        897,000
        628,000     1,696,000      2,324,000        487,000
        951,000     2,624,000      3,575,000        745,000
      1,317,000     3,560,000      4,877,000        994,000
      1,237,000     3,352,000      4,589,000      1,116,000
        957,000     2,724,000      3,681,000        756,000
      1,188,000     3,183,000      4,371,000        893,000
        642,000     1,761,000      2,403,000        500,000
        401,000     1,082,000      1,483,000        321,000
        740,000     1,780,000      2,520,000        499,000
      1,064,000     2,812,000      3,876,000        766,000
        486,000     1,199,000      1,685,000        356,000
      1,069,000     2,932,000      4,001,000        868,000
      1,245,000     3,143,000      4,388,000        940,000
        856,000     2,311,000      3,167,000        648,000



                                                                                                          Adjustments
                                                                                                           Resulting
                                                                                                            from the
                                                                      Initial Cost                         Subsequent
                                                               ----------------------------     Costs      Acquisition
      Date                                          Encum-                    Buildings &        to        of Minority
    Acquired                Description             brances        Land       Improvements   Acquisition    Interest
------------------ ------------------------------ ------------ ------------- -------------- ------------- ------------
 Miniwarehouses
     6/25/97       Houston/VeteransMemorialDr.              -        458,000      1,070,000      188,000             -
     6/25/97       Idianapolis                              -        471,000      1,098,000      116,000             -
     6/25/97       Irving                                   -        469,000      1,093,000      217,000             -
     6/25/97       Jacksonville                             -        653,000      1,525,000      297,000             -
     6/25/97       Kirkland-Totem                           -      2,131,000      4,972,000      181,000             -
     6/25/97       L.A./VeniceBlvd.                         -        523,000      1,221,000    1,786,000             -
     6/25/97       LaHabra                                  -        822,000      1,918,000       61,000             -
     6/25/97       LAX                                      -      1,312,000      3,062,000      529,000             -
     6/25/97       Lilburn                                  -        507,000      1,182,000      343,000             -
     6/25/97       Littleton                                -      1,340,000      3,126,000      491,000             -
     6/25/97       Littleton                                -        868,000      2,026,000      462,000             -
     6/25/97       Lombard                                  -      1,527,000      3,564,000    1,740,000             -
     6/25/97       LosAngeles/Olympic                       -      4,392,000     10,247,000    1,218,000             -
     6/25/97       Louisville                               -        717,000      1,672,000      312,000             -
     6/25/97       Lynnwood                                 -        839,000      1,959,000      365,000             -
     6/25/97       Metairie                                 -      1,229,000      2,868,000      460,000             -
     6/25/97       Miami                                    -      1,762,000      4,111,000      846,000             -
     6/25/97       Naperville                               -      1,108,000      2,585,000      373,000             -
     6/25/97       Parma                                    -        881,000      2,055,000      507,000             -
     6/25/97       PelhamManor                              -      1,209,000      2,820,000      672,000             -
     6/25/97       Philadelphia                             -        924,000      2,155,000      339,000             -
     6/25/97       Plano                                    -      1,369,000      3,193,000      438,000             -
     6/25/97       Sacramento                               -        489,000      1,396,000    (195,000)             -
     6/25/97       Sacramento                               -        592,000      1,380,000      898,000             -
     6/25/97       Sacramento/57thStreet                    -        869,000      2,029,000      475,000             -
     6/25/97       SanDiego/16thStreet                      -        932,000      2,175,000      608,000             -
     6/25/97       SanJose                                  -      1,273,000      2,971,000       27,000             -
     6/25/97       Seattle                                  -      1,498,000      3,494,000      254,000             -
     6/25/97       Spring                                   -        461,000      1,077,000      214,000             -
     6/25/97       Springfield/AlbanStation                 -      1,317,000      3,074,000      658,000             -
     6/25/97       Stanton                                  -        948,000      2,212,000       64,000             -
     6/25/97       StatenIsland                             -      1,676,000      3,910,000      563,000             -
     6/25/97       SterlingHeights                          -        766,000      1,787,000      454,000             -
     6/25/97       Waipahu                                  -      1,620,000      3,780,000      533,000             -
     6/25/97       Westford                                 -        857,000      1,999,000       95,000             -
     6/25/97       WheatRidge                               -      1,054,000      2,459,000      354,000             -
     8/13/97       SantaMonica/WilshireBlvd.                -      2,040,000      4,760,000      266,000             -





              Gross Carrying Amount
                At December 31, 2003
  --------------------------------------------   Accumulated
       Land         Buidling         Total      Depreciation
- -------------- -------------- -------------- -------------

         458,000     1,258,000      1,716,000        368,000
         471,000     1,214,000      1,685,000        369,000
         469,000     1,310,000      1,779,000        393,000
         653,000     1,822,000      2,475,000        544,000
       2,132,000     5,152,000      7,284,000      1,494,000
       1,044,000     2,486,000      3,530,000        501,000
         822,000     1,979,000      2,801,000        571,000
       1,313,000     3,590,000      4,903,000      1,014,000
         507,000     1,525,000      2,032,000        458,000
       1,341,000     3,616,000      4,957,000      1,000,000
         868,000     2,488,000      3,356,000        683,000
       2,048,000     4,783,000      6,831,000      1,238,000
       4,394,000    11,463,000     15,857,000      3,089,000
         717,000     1,984,000      2,701,000        563,000
         839,000     2,324,000      3,163,000        671,000
       1,230,000     3,327,000      4,557,000        943,000
       1,763,000     4,956,000      6,719,000      1,351,000
       1,108,000     2,958,000      4,066,000        812,000
         881,000     2,562,000      3,443,000        712,000
       1,210,000     3,491,000      4,701,000        949,000
         924,000     2,494,000      3,418,000        691,000
       1,370,000     3,630,000      5,000,000        982,000
         489,000     1,201,000      1,690,000        351,000
         720,000     2,150,000      2,870,000        570,000
         869,000     2,504,000      3,373,000        714,000
         932,000     2,783,000      3,715,000        830,000
       1,274,000     2,997,000      4,271,000        823,000
       1,499,000     3,747,000      5,246,000      1,192,000
         461,000     1,291,000      1,752,000        375,000
       1,318,000     3,731,000      5,049,000      1,031,000
         948,000     2,276,000      3,224,000        632,000
       1,677,000     4,472,000      6,149,000      1,235,000
         766,000     2,241,000      3,007,000        630,000
       1,621,000     4,312,000      5,933,000      1,195,000
         857,000     2,094,000      2,951,000        599,000
       1,054,000     2,813,000      3,867,000        766,000
       2,041,000     5,025,000      7,066,000      1,453,000


                                                                                                          Adjustments
                                                                                                           Resulting
                                                                                                            from the
                                                                      Initial Cost                         Subsequent
                                                               ----------------------------     Costs      Acquisition
      Date                                          Encum-                    Buildings &        to        of Minority
    Acquired                Description             brances        Land       Improvements   Acquisition    Interest
------------------ ------------------------------ ------------ ------------- -------------- ------------- ------------
 Miniwarehouses
     10/1/97       Baltimore/YorkRoad                       -      1,538,000      1,952,000      363,000       708,000
     10/1/97       BocaRaton/N.W.20                         -      1,140,000      2,256,000      401,000       774,000
     10/1/97       Bolingbrook                              -        737,000      1,776,000      254,000       617,000
     10/1/97       BridgeWater/Main                         -        445,000      2,054,000      265,000       161,000
     10/1/97       Bridgeport                               -      4,877,000      2,739,000      601,000       231,000
     10/1/97       Burbank/SanFernando                      -      1,825,000      2,210,000      222,000       745,000
     10/1/97       CarolStream/St.Charles                   -        185,000      1,187,000      186,000       418,000
     10/1/97       DalyCity/Mission                         -        389,000      2,921,000      276,000       980,000
     10/1/97       Denver/Leetsdale                         -      1,407,000      1,682,000      214,000       588,000
     10/1/97       Denver/Sheridan                          -        429,000      1,105,000      184,000       401,000
     10/1/97       Denver/TamaracPark                       -      2,545,000      1,692,000      417,000       662,000
     10/1/97       DesPlaines/GolfRd                        -      1,363,000      3,093,000      223,000       238,000
     10/1/97       Dublin/SanRamonRd                        -        942,000      1,999,000      162,000       155,000
     10/1/97       Emeryville/BaySt                         -      1,602,000      1,830,000      190,000       627,000
     10/1/97       Enfield/ElmStreet                        -        399,000      1,900,000      289,000       645,000
     10/1/97       Forrestville/Penn.                       -      1,056,000      2,347,000      293,000       192,000
     10/1/97       Fremont/WarmSprings                      -        848,000      2,885,000      247,000       227,000
     10/1/97       Geneva/Roosevelt                         -        355,000      1,302,000      203,000       461,000
     10/1/97       Gresham/Powell                           -        322,000      1,298,000      207,000       439,000
     10/1/97       HydePark/RiverSt                         -        626,000      1,748,000      279,000       142,000
     10/1/97       Justice/Industrial                       -        233,000      1,181,000      169,000       412,000
     10/1/97       Kent/Central                             -        483,000      1,321,000      211,000       463,000
     10/1/97       LakeOswego/N.State                       -        465,000      1,956,000      270,000       660,000
     10/1/97       Lax/Imperial                             -      1,662,000      2,079,000      217,000       715,000
     10/1/97       LosAngeles/Jefferson                     -      1,090,000      1,580,000      253,000       127,000
     10/1/97       LosAngeles/Martin                        -        869,000      1,152,000      118,000        93,000
     10/1/97       Lynn/Lynnway                             -        463,000      3,059,000      394,000     1,067,000
     10/1/97       MadisonHeights                           -        428,000      1,686,000    2,055,000       565,000
     10/1/97       Marietta/CobbPark                        -        420,000      1,131,000      302,000       426,000
     10/1/97       Marietta/AustellRd                       -        398,000      1,326,000      265,000       462,000
     10/1/97       Mercer/ParksideAve                       -        359,000      1,763,000      224,000       142,000
     10/1/97       Milwaukee/Appleton                       -        324,000      1,385,000      240,000       488,000
     10/1/97       Monterey/DelRey                          -        257,000      1,048,000      220,000       360,000
     10/1/97       MortonGrove/Wauke                        -      2,658,000      3,232,000    3,635,000     (412,000)
     10/1/97       MountlakeTerrace                         -      1,017,000      1,783,000      240,000       605,000
     10/1/97       NorthHollywood/Vine                      -        906,000      2,379,000      184,000       185,000
     10/1/97       Norwalk/HoytStreet                       -      2,369,000      3,049,000      540,000       255,000




             Gross Carrying Amount
               At December 31, 2003
 --------------------------------------------   Accumulated
      Land         Buidling         Total      Depreciation
 -------------- -------------- -------------- -------------

      1,539,000     3,022,000      4,561,000        899,000
      1,141,000     3,430,000      4,571,000        946,000
        737,000     2,647,000      3,384,000        789,000
        445,000     2,480,000      2,925,000        705,000
      4,879,000     3,569,000      8,448,000      1,119,000
      1,826,000     3,176,000      5,002,000        934,000
        185,000     1,791,000      1,976,000        533,000
        389,000     4,177,000      4,566,000      1,126,000
      1,408,000     2,483,000      3,891,000        772,000
        429,000     1,690,000      2,119,000        521,000
      2,546,000     2,770,000      5,316,000        887,000
      1,364,000     3,553,000      4,917,000      1,186,000
        942,000     2,316,000      3,258,000        782,000
      1,603,000     2,646,000      4,249,000        767,000
        399,000     2,834,000      3,233,000        777,000
      1,056,000     2,832,000      3,888,000        899,000
        848,000     3,359,000      4,207,000        976,000
        355,000     1,966,000      2,321,000        602,000
        322,000     1,944,000      2,266,000        567,000
        626,000     2,169,000      2,795,000        630,000
        233,000     1,762,000      1,995,000        530,000
        483,000     1,995,000      2,478,000        605,000
        465,000     2,886,000      3,351,000        787,000
      1,663,000     3,010,000      4,673,000        901,000
      1,090,000     1,960,000      3,050,000        615,000
        869,000     1,363,000      2,232,000        445,000
        463,000     4,520,000      4,983,000      1,238,000
        428,000     4,306,000      4,734,000        686,000
        420,000     1,859,000      2,279,000        564,000
        398,000     2,053,000      2,451,000        619,000
        359,000     2,129,000      2,488,000        622,000
        324,000     2,113,000      2,437,000        587,000
        257,000     1,628,000      1,885,000        442,000
      2,659,000     6,454,000      9,113,000      1,675,000
      1,017,000     2,628,000      3,645,000        765,000
        906,000     2,748,000      3,654,000        820,000
      2,370,000     3,843,000      6,213,000      1,078,000


                                                                                                          Adjustments
                                                                                                           Resulting
                                                                                                            from the
                                                                      Initial Cost                         Subsequent
                                                               ----------------------------     Costs      Acquisition
      Date                                          Encum-                    Buildings &        to        of Minority
    Acquired                Description             brances        Land       Improvements   Acquisition    Interest
------------------ ------------------------------ ------------ ------------- -------------- ------------- ------------
 Miniwarehouses
     10/1/97       Novato/Landing                           -      2,416,000      3,496,000      242,000       308,000
     10/1/97       Oakland/International                    -        358,000      1,568,000      249,000       129,000
     10/1/97       Odenton/Route175                         -        456,000      2,104,000      264,000       724,000
     10/1/97       Pinole/AppianWay                         -        728,000      1,827,000      211,000       624,000
     10/1/97       PompanoBeach                             -      1,077,000      1,527,000      548,000       534,000
     10/1/97       Randolph/WarrenSt                        -      2,330,000      1,914,000      483,000       156,000
     10/1/97       Roselle/LakeStreet                       -        312,000      1,411,000      218,000       493,000
     10/1/97       SanLeandro/E.14th                        -        627,000      1,289,000      119,000       103,000
     10/1/97       SanLeandro/Washington                    -        660,000      1,142,000      180,000       395,000
     10/1/97       SantaCruz/Portola                        -        535,000      1,526,000      160,000       123,000
     10/1/97       Seattle/StoneWay                         -        829,000      2,180,000      286,000       175,000
     10/1/97       St.Louis/Lindberg                        -        584,000      1,508,000      265,000       127,000
     10/1/97       Stockton/MarchLane                       -        663,000      1,398,000      132,000       111,000
     10/1/97       StudioCity/Ventura                       -      2,421,000      1,610,000      165,000       537,000
     10/1/97       Tucson/TanqueVerde                       -        345,000      1,709,000      170,000       136,000
     10/1/97       Vallejo/Humboldt                         -        473,000      1,651,000      164,000       132,000
     10/1/97       Venice/Rose                              -      5,468,000      5,478,000      649,000     1,814,000
     10/1/97       Ventura/VenturaBlvd                      -        911,000      2,227,000      250,000       762,000
     10/1/97       W.Olympia                                -        149,000      1,096,000      283,000        92,000
     10/1/97       Warren/MoundRoad                         -        268,000      1,025,000      210,000       363,000
     10/1/97       WashingtonDc/SoCapital                   -      1,437,000      4,489,000      510,000     1,528,000
     10/1/97       Woodside/Brooklyn                        -      5,016,000      3,950,000      406,000     2,107,000
     11/2/97       Lansing                                  -        758,000      1,768,000      140,000             -
     11/7/97       Phoenix                                  -      1,197,000      2,793,000      133,000             -
     11/13/97      TinleyPark                               -      1,422,000      3,319,000       55,000             -
     3/17/98       Arlington/E.Pioneer                      -        922,000      2,152,000      202,000             -
     3/17/98       Austin/BenWhite                          -        692,000      1,614,000       74,000             -
     3/17/98       Branford/SummitPlace                     -        728,000      1,698,000      130,000             -
     3/17/98       Houston/EastFreeway                      -        593,000      1,384,000      166,000             -
     3/17/98       Houston/DeSotoDr.                        -        659,000      1,537,000      131,000             -
     3/17/98       LasVegas/Charleston                      -        791,000      1,845,000      112,000             -
     3/17/98       LasVegas/Tropicana                       -      1,285,000      2,998,000      156,000             -
     3/17/98       Nesconset/Southern                       -      1,423,000      3,321,000      107,000             -
     3/17/98       Pasadena/ArroyoPrkwy                     -      3,005,000      7,012,000      214,000             -
     3/17/98       Phoenix/BlackCanyon                      -        380,000        886,000      147,000             -




            Gross Carrying Amount
              At December 31, 2003
--------------------------------------------   Accumulated
     Land         Buidling         Total      Depreciation
-------------- -------------- -------------- -------------

     2,417,000     4,045,000      6,462,000      1,352,000
       358,000     1,946,000      2,304,000        625,000
       456,000     3,092,000      3,548,000        750,000
       728,000     2,662,000      3,390,000        789,000
     1,077,000     2,609,000      3,686,000        666,000
     2,331,000     2,552,000      4,883,000        709,000
       312,000     2,122,000      2,434,000        618,000
       627,000     1,511,000      2,138,000        490,000
       660,000     1,717,000      2,377,000        497,000
       535,000     1,809,000      2,344,000        562,000
       829,000     2,641,000      3,470,000        740,000
       584,000     1,900,000      2,484,000        617,000
       663,000     1,641,000      2,304,000        538,000
     2,422,000     2,311,000      4,733,000        692,000
       345,000     2,015,000      2,360,000        606,000
       473,000     1,947,000      2,420,000        593,000
     5,470,000     7,939,000     13,409,000      2,173,000
       911,000     3,239,000      4,150,000        960,000
       149,000     1,471,000      1,620,000        411,000
       268,000     1,598,000      1,866,000        449,000
     1,438,000     6,526,000      7,964,000      1,564,000
     5,018,000     6,461,000     11,479,000      1,492,000
       758,000     1,908,000      2,666,000        556,000
     1,198,000     2,925,000      4,123,000        798,000
     1,423,000     3,373,000      4,796,000        848,000
       922,000     2,354,000      3,276,000        587,000
       682,000     1,698,000      2,380,000        433,000
       728,000     1,828,000      2,556,000        474,000
       593,000     1,550,000      2,143,000        422,000
       659,000     1,668,000      2,327,000        421,000
       791,000     1,957,000      2,748,000        495,000
     1,286,000     3,153,000      4,439,000        774,000
     1,424,000     3,427,000      4,851,000        831,000
     3,006,000     7,225,000     10,231,000      1,699,000
       380,000     1,033,000      1,413,000        294,000


                                                                                                          Adjustments
                                                                                                           Resulting
                                                                                                            from the
                                                                      Initial Cost                         Subsequent
                                                               ----------------------------     Costs      Acquisition
      Date                                          Encum-                    Buildings &        to        of Minority
    Acquired                Description             brances        Land       Improvements   Acquisition    Interest
------------------ ------------------------------ ------------ ------------- -------------- ------------- ------------
 Miniwarehouses
     3/17/98       Phoenix/N.43rdAve                        -        443,000      1,033,000      153,000             -
     3/17/98       Phoenix/BlackCanyon                      -        136,000        317,000      188,000             -
     3/17/98       Phoenix/No.43rd                          -        380,000        886,000      416,000             -
     3/17/98       So.SanFrancisco                          -      1,550,000      3,617,000       95,000             -
     3/17/98       Tempe/E.Broadway                         -        633,000      1,476,000      151,000             -
      4/1/98       Akron/BrittainRd.                        -        275,000      2,248,000    (194,000)             -
      4/1/98       Arcadia/LowerAzusa                       -        821,000      1,369,000      144,000             -
      4/1/98       ArlingtonHts/University                  -        670,000      3,004,000       88,000             -
      4/1/98       Artesia/Artesia                          -        625,000      1,419,000      100,000             -
      4/1/98       Atlanta/JohnWesley                       -      1,233,000      1,665,000      206,000             -
      4/1/98       Baltimore/W.Patap                        -        403,000      2,650,000      136,000             -
      4/1/98       Bellevue/Northup                         -      1,232,000      3,306,000      239,000             -
      4/1/98       Bethesda/ButlerRd                        -      1,146,000      2,509,000       74,000             -
      4/1/98       Chicago/Cuyler                           -      1,400,000      2,695,000       93,000             -
      4/1/98       Chicago/PulaskiRd.                       -      1,276,000      2,858,000       80,000             -
      4/1/98       Chicago/S.Harlem                         -        791,000      1,424,000       90,000             -
      4/1/98       ChicagoHeights/West                      -        468,000      1,804,000      118,000             -
      4/1/98       Chicago/BurrRidgeRd.                     -        421,000      2,165,000       82,000             -
      4/1/98       Chicago/E.95thSt.                        -        397,000      2,357,000      125,000             -
      4/1/98       Chicago/HarlemAve                        -      1,430,000      3,038,000      122,000             -
      4/1/98       Chicago/N.WellsSt.                       -      1,446,000      2,828,000       94,000             -
      4/1/98       Chicago/N.WesternAve                     -      1,453,000      3,205,000      111,000             -
      4/1/98       Chicago/NorthwestHwy                     -        925,000      2,412,000       68,000             -
      4/1/98       Chicago/W.HowardSt.                      -        974,000      2,875,000      137,000             -
      4/1/98       Cicero/Ogden                             -      1,678,000      2,266,000      278,000             -
      4/1/98       Dallas/Kingsly                           -      1,095,000      1,712,000      109,000             -
      4/1/98       Dundalk/WiseAve                          -        447,000      2,005,000       93,000             -
      4/1/98       Fraser/GroesbeckHwy                      -        368,000      1,796,000       87,000             -
      4/1/98       Havertown/WestChester                    -      1,254,000      2,926,000      114,000             -
      4/1/98       Hollywood/Cole&Wilshire                  -      1,590,000      1,785,000       85,000             -
      4/1/98       IslandPark/Austin                        -      2,313,000      3,015,000    (600,000)             -
      4/1/98       IslandPark/Austin                        -      2,313,000      3,015,000       89,000             -
      4/1/98       LaDowntwn/10Fwy                          -      1,608,000      3,358,000      165,000             -
      4/1/98       LakeCity/ForestPark                      -        248,000      1,445,000       94,000             -
      4/1/98       Manassas/Centreville                     -        405,000      2,137,000      208,000             -
      4/1/98       Miami/5thStreet                          -      2,327,000      3,234,000      111,000             -
      4/1/98       Montebello/S.Maple                       -      1,274,000      2,299,000       92,000             -
      4/1/98       Patchogue/W.Sunrise                      -        936,000      2,184,000      142,000             -
      4/1/98       SanDiego/54th&Euclid                     -        952,000      2,550,000      100,000             -




             Gross Carrying Amount
               At December 31, 2003
 --------------------------------------------   Accumulated
      Land         Buidling         Total      Depreciation
 -------------- -------------- -------------- -------------

        443,000     1,186,000      1,629,000        334,000
        136,000       505,000        641,000        169,000
        380,000     1,302,000      1,682,000        274,000
      1,551,000     3,711,000      5,262,000        896,000
        633,000     1,627,000      2,260,000        420,000
        669,000     1,660,000      2,329,000        345,000
        821,000     1,513,000      2,334,000        487,000
        670,000     3,092,000      3,762,000        808,000
        625,000     1,519,000      2,144,000        507,000
      1,234,000     1,870,000      3,104,000        683,000
        403,000     2,786,000      3,189,000        877,000
      1,233,000     3,544,000      4,777,000      1,184,000
      1,147,000     2,582,000      3,729,000        865,000
      1,401,000     2,787,000      4,188,000        744,000
      1,277,000     2,937,000      4,214,000        749,000
        791,000     1,514,000      2,305,000        545,000
        468,000     1,922,000      2,390,000        509,000
        421,000     2,247,000      2,668,000        796,000
        397,000     2,482,000      2,879,000        874,000
      1,431,000     3,159,000      4,590,000      1,090,000
      1,447,000     2,921,000      4,368,000        773,000
      1,454,000     3,315,000      4,769,000        881,000
        925,000     2,480,000      3,405,000        651,000
        974,000     3,012,000      3,986,000        818,000
      1,679,000     2,543,000      4,222,000        728,000
      1,095,000     1,821,000      2,916,000        599,000
        447,000     2,098,000      2,545,000        690,000
        368,000     1,883,000      2,251,000        597,000
      1,250,000     3,044,000      4,294,000        753,000
      1,591,000     1,869,000      3,460,000        608,000
      1,375,000     3,353,000      4,728,000        786,000
      2,314,000     3,103,000      5,417,000      1,172,000
      1,609,000     3,522,000      5,131,000      1,130,000
        248,000     1,539,000      1,787,000        510,000
        405,000     2,345,000      2,750,000        782,000
      2,328,000     3,344,000      5,672,000      1,152,000
      1,275,000     2,390,000      3,665,000        763,000
        936,000     2,326,000      3,262,000        594,000
        952,000     2,650,000      3,602,000        940,000


                                                                                                          Adjustments
                                                                                                           Resulting
                                                                                                            from the
                                                                      Initial Cost                         Subsequent
                                                               ----------------------------     Costs      Acquisition
      Date                                          Encum-                    Buildings &        to        of Minority
    Acquired                Description             brances        Land       Improvements   Acquisition    Interest
------------------ ------------------------------ ------------ ------------- -------------- ------------- ------------
 Miniwarehouses
      4/1/98       SchillerPark/River                       -        568,000      1,390,000       99,000             -
      4/1/98       SilverSpring/Hill                        -        922,000      2,080,000      149,000             -
      4/1/98       Silverlake/Glendale                      -      2,314,000      5,481,000      158,000             -
      4/1/98       St.Charles/Highway                       -        623,000      1,501,000      124,000             -
      4/1/98       St.Louis/Hwy.141                         -        659,000      1,628,000    4,706,000             -
      4/1/98       St.Louis/Hwy.141                         -        659,000      1,628,000       69,000             -
      4/1/98       Vallejo/MiniDrive                        -        560,000      1,803,000       84,000             -
      4/1/98       Yonkers/Route9a                          -      1,722,000      3,823,000      137,000             -
      5/1/98       Berkeley/2ndSt.                          -      1,914,000      4,466,000    (121,000)             -
      5/8/98       Aurora/Farnsworth                        -        960,000      2,350,000       75,000             -
      5/8/98       Chicago/S.Chicago                        -        840,000      2,057,000       72,000             -
      5/8/98       Cleveland/W.117th                        -        930,000      2,277,000      210,000             -
      5/8/98       GoldenValley/Winn                        -        630,000      1,542,000      122,000             -
      5/8/98       La/VeniceBlvd                            -      1,470,000      3,599,000      100,000             -
      5/8/98       SantaRosa/Hopper                         -      1,020,000      2,497,000      102,000             -
      5/8/98       St.Louis/Benham                          -        810,000      1,983,000      145,000             -
     10/1/98       Atlanta/MemorialDr.                      -        414,000      2,239,000      167,000             -
     10/1/98       Brooklyn/RockawayAve                     -      6,272,000      9,691,000      370,000             -
     10/1/98       Chicago/111th                            -        341,000      2,898,000    2,246,000             -
     10/1/98       Chicago/N.Broadway                       -      1,918,000      3,824,000      152,000             -
     10/1/98       Chicago/W.79thSt                         -        861,000      2,789,000      266,000             -
     10/1/98       CoonRapids/Hwy10                         -        330,000      1,646,000       86,000             -
     10/1/98       Dallas/Greenville                        -      1,933,000      2,892,000      110,000             -
     10/1/98       EastLa/Figueroa&4th                      -      1,213,000      2,689,000       58,000             -
     10/1/98       ElSegundo/Sepulveda                      -      6,586,000      5,795,000      126,000             -
     10/1/98       Farmington/9Mile                         -        580,000      2,526,000       99,000             -
     10/1/98       Ft.Lauderdale/S.W.                       -      1,046,000      2,928,000       92,000             -
     10/1/98       Griffith/Cline                           -        299,000      2,118,000       48,000             -
     10/1/98       LasVegas/E.Charles                       -        602,000      2,545,000      194,000             -
     10/1/98       Laurel/BaltimoreAve                      -      1,899,000      4,498,000      163,000             -
     10/1/98       LosGatos/University                      -      2,234,000      3,890,000    (239,000)             -
     10/1/98       Miami/Nw73rdSt                           -      1,050,000      3,064,000      125,000             -
     10/1/98       Miami/SunsetDrive                        -      1,656,000      2,321,000    1,972,000             -
     10/1/98       N.Hollywood                              -      1,484,000      3,143,000       56,000             -
     10/1/98       Oldsmar/TampaRoad                        -        760,000      2,154,000    2,729,000             -
     10/1/98       Oxnard/HuenemeRd                         -        923,000      3,925,000      114,000             -
     10/1/98       Petaluma/Transport                       -        460,000      1,840,000    4,878,000             -




             Gross Carrying Amount
               At December 31, 2003
 --------------------------------------------   Accumulated
      Land         Buidling         Total      Depreciation
 -------------- -------------- -------------- -------------

        568,000     1,489,000      2,057,000        385,000
        922,000     2,229,000      3,151,000        799,000
      2,315,000     5,638,000      7,953,000      1,908,000
        623,000     1,625,000      2,248,000        603,000
      1,345,000     5,648,000      6,993,000        838,000
        659,000     1,697,000      2,356,000        648,000
        560,000     1,887,000      2,447,000        608,000
      1,723,000     3,959,000      5,682,000      1,357,000
      1,838,000     4,421,000      6,259,000      1,079,000
        960,000     2,425,000      3,385,000        574,000
        840,000     2,129,000      2,969,000        494,000
        930,000     2,487,000      3,417,000        631,000
        630,000     1,664,000      2,294,000        415,000
      1,471,000     3,698,000      5,169,000        851,000
      1,020,000     2,599,000      3,619,000        615,000
        810,000     2,128,000      2,938,000        539,000
        414,000     2,406,000      2,820,000        603,000
      6,275,000    10,058,000     16,333,000      2,298,000
        432,000     5,053,000      5,485,000        763,000
      1,919,000     3,975,000      5,894,000        945,000
        861,000     3,055,000      3,916,000        772,000
        330,000     1,732,000      2,062,000        420,000
      1,934,000     3,001,000      4,935,000        691,000
      1,214,000     2,746,000      3,960,000        633,000
      6,589,000     5,918,000     12,507,000      1,343,000
        580,000     2,625,000      3,205,000        605,000
      1,046,000     3,020,000      4,066,000        688,000
        299,000     2,166,000      2,465,000        501,000
        602,000     2,739,000      3,341,000        642,000
      1,900,000     4,660,000      6,560,000      1,079,000
      2,235,000     3,650,000      5,885,000        834,000
      1,050,000     3,189,000      4,239,000        740,000
      2,268,000     3,681,000      5,949,000        693,000
      1,485,000     3,198,000      4,683,000        729,000
      1,049,000     4,594,000      5,643,000        804,000
        923,000     4,039,000      4,962,000        937,000
        857,000     6,321,000      7,178,000        810,000


                                                                                                          Adjustments
                                                                                                           Resulting
                                                                                                            from the
                                                                      Initial Cost                         Subsequent
                                                               ----------------------------     Costs      Acquisition
      Date                                          Encum-                    Buildings &        to        of Minority
    Acquired                Description             brances        Land       Improvements   Acquisition    Interest
------------------ ------------------------------ ------------ ------------- -------------- ------------- ------------
 Miniwarehouses
     10/1/98       Revere/ChargerSt                         -      1,997,000      3,727,000      207,000             -
     10/1/98       SanDiego/Morena                          -      3,173,000      5,469,000       96,000             -
     10/1/98       SanJose/Santa                            -        966,000      3,870,000       86,000             -
     10/1/98       SantaCruz/Soquel                         -        832,000      2,385,000       96,000             -
     10/1/98       St.Louis/Gravois                         -        312,000      2,327,000      134,000             -
     10/1/98       Tacoma/Orchard                           -        358,000      1,987,000       91,000             -
     10/1/98       Tigard/McEwan                            -        597,000      1,652,000       87,000             -
     10/1/98       UpperDarby/Market                        -        808,000      5,011,000      142,000             -
     10/1/98       Vancouver/Millplain                      -        343,000      2,000,000       81,000             -
     10/1/98       WhiteBearLake                            -        578,000      2,079,000      131,000             -
      1/1/99       NewOrleans/St.Charles                    -      1,463,000      2,634,000    (347,000)             -
      1/6/99       Brandon/E.BrandonBlvd                    -      1,560,000      3,695,000       65,000             -
     3/12/99       Addison/InwoodRoad                       -      1,204,000      2,808,000       61,000             -
     3/12/99       Alpharetta/MaxwellRd                     -      1,075,000      2,509,000       74,000             -
     3/12/99       Alpharetta/N.MainSt                      -      1,240,000      2,893,000       82,000             -
     3/12/99       Apopka/S.OrangeBlossom                   -        307,000        717,000      113,000             -
     3/12/99       Arlington/CooperSt                       -        779,000      1,818,000       55,000             -
     3/12/99       Arlington/Division                       -        998,000      2,328,000       86,000             -
     3/12/99       Arvada/64thAve                           -        671,000      1,566,000       89,000             -
     3/12/99       Atlanta/BoltonRd                         -        866,000      2,019,000      175,000             -
     3/12/99       Atlanta/BriarcliffRd                     -      2,171,000      5,066,000      241,000             -
     3/12/99       Atlanta/DunwoodyPlace                    -      1,410,000      3,296,000      230,000             -
     3/12/99       Augusta/PeachOrchardRd                   -        860,000      2,007,000      290,000             -
     3/12/99       Aurora/Business30                        -        900,000      2,097,000      129,000             -
     3/12/99       Austin/N.MopacExpressway                 -        865,000      2,791,000       74,000             -
     3/12/99       CarolStream/PhillipsCourt                -        829,000      1,780,000       59,000             -
     3/12/99       CarolStream/S.MainPlace                  -      1,320,000      3,079,000      177,000             -
     3/12/99       Carpentersville/N.WesternAve             -        911,000      2,120,000      116,000             -
     3/12/99       Carrollton/TrinityMillsWest              -        530,000      1,237,000       98,000             -
     3/12/99       CasselberryIi                            -      1,160,000      2,708,000      142,000             -
     3/12/99       Centreville/LeeHwy                       -      1,650,000      3,851,000      123,000             -
     3/12/99       Charleston/AshleyRiverRd                 -      1,114,000      2,581,000      132,000             -
     3/12/99       Charleston/SamRittenbergBlvd             -        555,000      1,296,000      110,000             -
     3/12/99       Charleston/AshleyPhosphate               -        839,000      1,950,000      178,000             -
     3/12/99       Charlotte/EastWtHarrisBlvd               -        736,000      1,718,000      107,000             -
     3/12/99       Charlotte/NorthTryonSt.                  -        708,000      1,653,000      205,000             -
     3/12/99       Charlotte/SouthBlvd                      -        641,000      1,496,000      122,000             -




             Gross Carrying Amount
               At December 31, 2003
 --------------------------------------------   Accumulated
      Land         Buidling         Total      Depreciation
 -------------- -------------- -------------- -------------

      1,998,000     3,933,000      5,931,000        937,000
      3,174,000     5,564,000      8,738,000      1,264,000
        966,000     3,956,000      4,922,000        921,000
        832,000     2,481,000      3,313,000        594,000
        312,000     2,461,000      2,773,000        605,000
        358,000     2,078,000      2,436,000        504,000
        597,000     1,739,000      2,336,000        436,000
        808,000     5,153,000      5,961,000      1,178,000
        343,000     2,081,000      2,424,000        509,000
        578,000     2,210,000      2,788,000        514,000
      1,039,000     2,711,000      3,750,000        550,000
      1,561,000     3,759,000      5,320,000        671,000
      1,205,000     2,868,000      4,073,000        576,000
      1,075,000     2,583,000      3,658,000        534,000
      1,241,000     2,974,000      4,215,000        602,000
        307,000       830,000      1,137,000        205,000
        779,000     1,873,000      2,652,000        387,000
        998,000     2,414,000      3,412,000        488,000
        671,000     1,655,000      2,326,000        353,000
        866,000     2,194,000      3,060,000        459,000
      2,172,000     5,306,000      7,478,000      1,077,000
      1,411,000     3,525,000      4,936,000        715,000
        860,000     2,297,000      3,157,000        579,000
        900,000     2,226,000      3,126,000        473,000
        865,000     2,865,000      3,730,000        525,000
        829,000     1,839,000      2,668,000        377,000
      1,321,000     3,255,000      4,576,000        691,000
        911,000     2,236,000      3,147,000        473,000
        530,000     1,335,000      1,865,000        297,000
      1,161,000     2,849,000      4,010,000        589,000
      1,637,000     3,987,000      5,624,000        817,000
      1,115,000     2,712,000      3,827,000        558,000
        555,000     1,406,000      1,961,000        321,000
        825,000     2,142,000      2,967,000        488,000
        736,000     1,825,000      2,561,000        399,000
        708,000     1,858,000      2,566,000        421,000
        641,000     1,618,000      2,259,000        363,000


                                                                                                          Adjustments
                                                                                                           Resulting
                                                                                                            from the
                                                                      Initial Cost                         Subsequent
                                                               ----------------------------     Costs      Acquisition
      Date                                          Encum-                    Buildings &        to        of Minority
    Acquired                Description             brances        Land       Improvements   Acquisition    Interest
------------------ ------------------------------ ------------ ------------- -------------- ------------- ------------
 Miniwarehouses
     3/12/99       Chesapeake/WesternBranch                 -      1,274,000      2,973,000      137,000             -
     3/12/99       Chicago/N.BroadwaySt                     -        535,000      1,249,000      229,000             -
     3/12/99       Chicago/N.NatchezAve                     -      1,684,000      3,930,000      130,000             -
     3/12/99       Chicago/S.PulaskiRoad                    -        458,000      2,118,000      262,000             -
     3/12/99       Chicago/W.CermakRoad                     -      1,294,000      3,019,000      490,000             -
     3/12/99       Chicago/W.JarvisAve                      -        313,000        731,000       85,000             -
     3/12/99       Chicago/West47thSt.                      -        705,000      1,645,000       65,000             -
     3/12/99       Cincinnati/WesternHills                  -        758,000      1,769,000      201,000             -
     3/12/99       Clearwater/HighlandAve                   -        724,000      1,690,000      153,000             -
     3/12/99       ColoSprngs/AstrozonCourt                 -        810,000      1,889,000      134,000             -
     3/12/99       ColoSprngs/CentennialBlvd                -      1,352,000      3,155,000       94,000             -
     3/12/99       ColoSprngs/ParkmoorVillage               -        620,000      1,446,000      102,000             -
     3/12/99       ColoSprngs/VanTeylingen                  -      1,216,000      2,837,000      152,000             -
     3/12/99       ColoSprngs/N.Powers                      -      1,124,000      2,622,000      165,000             -
     3/12/99       Columbia/BroadRiver                      -      1,463,000      3,413,000      235,000             -
     3/12/99       Columbia/BucknerRd                       -        714,000      1,665,000      274,000             -
     3/12/99       Columbia/DeckerParkRd                    -        605,000      1,412,000      124,000             -
     3/12/99       Columbia/PlumbersRd                      -        368,000        858,000      150,000             -
     3/12/99       Columbia/RiverDr                         -        671,000      1,566,000      178,000             -
     3/12/99       Columbia/RosewoodDr                      -        777,000      1,814,000       98,000             -
     3/12/99       Columbus/MorseRoad                       -      1,415,000      3,302,000      296,000             -
     3/12/99       Dallas/InwoodRoad                        -      1,478,000      3,448,000       51,000             -
     3/12/99       Davie/University                         -        313,000      4,379,000      195,000             -
     3/12/99       Decatur/Covington                        -      1,764,000      4,116,000      115,000             -
     3/12/99       Decatur/NDecaturRd                       -        933,000      2,177,000      139,000             -
     3/12/99       DeerfieldBeach/Sw10thSt.                 -      1,844,000      4,302,000       77,000             -
     3/12/99       Denver/So.ClintonSt.                     -        462,000      1,609,000       97,000             -
     3/12/99       Denver/WashingtonSt.                     -        795,000      1,846,000      322,000             -
     3/12/99       Doraville/McelroyRd                      -        827,000      1,931,000      220,000             -
     3/12/99       Douglasville/DuraleeLane                 -        533,000      1,244,000      135,000             -
     3/12/99       Douglasville/Highway5                    -        804,000      1,875,000      452,000             -
     3/12/99       Douglasville/Westmoreland                -        453,000      1,056,000      188,000             -
     3/12/99       Duncanville/S.CedarRidge                 -      1,477,000      3,447,000      211,000             -
     3/12/99       Durham/E.ClubBlvd                        -        947,000      2,209,000      107,000             -
     3/12/99       Durham/KangarooDr.                       -      1,102,000      2,572,000      243,000             -
     3/12/99       Durham/N.DukeSt.                         -        769,000      1,794,000      130,000             -
     3/12/99       Elgin/BigTimberRoad                      -      1,347,000      3,253,000      217,000             -




             Gross Carrying Amount
               At December 31, 2003
 --------------------------------------------   Accumulated
      Land         Buidling         Total      Depreciation
 -------------- -------------- -------------- -------------

      1,275,000     3,109,000      4,384,000        645,000
        535,000     1,478,000      2,013,000        355,000
      1,685,000     4,059,000      5,744,000        830,000
        458,000     2,380,000      2,838,000        453,000
      1,295,000     3,508,000      4,803,000        871,000
        313,000       816,000      1,129,000        206,000
        705,000     1,710,000      2,415,000        354,000
        758,000     1,970,000      2,728,000        430,000
        724,000     1,843,000      2,567,000        396,000
        810,000     2,023,000      2,833,000        440,000
      1,353,000     3,248,000      4,601,000        638,000
        620,000     1,548,000      2,168,000        326,000
      1,217,000     2,988,000      4,205,000        609,000
      1,125,000     2,786,000      3,911,000        596,000
      1,464,000     3,647,000      5,111,000        798,000
        714,000     1,939,000      2,653,000        504,000
        605,000     1,536,000      2,141,000        348,000
        368,000     1,008,000      1,376,000        233,000
        671,000     1,744,000      2,415,000        400,000
        777,000     1,912,000      2,689,000        416,000
      1,416,000     3,597,000      5,013,000        769,000
      1,479,000     3,498,000      4,977,000        697,000
        313,000     4,574,000      4,887,000        913,000
      1,765,000     4,230,000      5,995,000        862,000
        933,000     2,316,000      3,249,000        514,000
      1,845,000     4,378,000      6,223,000        874,000
        462,000     1,706,000      2,168,000        342,000
        795,000     2,168,000      2,963,000        440,000
        827,000     2,151,000      2,978,000        492,000
        533,000     1,379,000      1,912,000        303,000
        804,000     2,327,000      3,131,000        577,000
        453,000     1,244,000      1,697,000        313,000
      1,478,000     3,657,000      5,135,000        761,000
        947,000     2,316,000      3,263,000        490,000
      1,102,000     2,815,000      3,917,000        620,000
        769,000     1,924,000      2,693,000        408,000
      1,348,000     3,469,000      4,817,000        768,000


                                                                                                          Adjustments
                                                                                                           Resulting
                                                                                                            from the
                                                                      Initial Cost                         Subsequent
                                                               ----------------------------     Costs      Acquisition
      Date                                          Encum-                    Buildings &        to        of Minority
    Acquired                Description             brances        Land       Improvements   Acquisition    Interest
------------------ ------------------------------ ------------ ------------- -------------- ------------- ------------
 Miniwarehouses
     3/12/99       Elgin/E.ChicagoSt.                       -        570,000      2,163,000       71,000             -
     3/12/99       Fairfield/Dixie                          -        519,000      1,211,000       91,000             -
     3/12/99       FergusonArea-W.Florissant                -      1,194,000      2,732,000      279,000             -
     3/12/99       Florissant/N.Hwy67                       -        971,000      2,265,000      193,000             -
     3/12/99       Florissant/NewHallsFerryRd               -      1,144,000      2,670,000      233,000             -
     3/12/99       ForestPark/Jonesboro                     -        659,000      1,537,000      181,000             -
     3/12/99       ForestPark/OldDixieHwy                   -        895,000      2,070,000      201,000             -
     3/12/99       FortCollins/So.CollegeAve                -        745,000      1,739,000      136,000             -
     3/12/99       FortWorth/Loop820North                   -        729,000      1,702,000      106,000             -
     3/12/99       Ft.Myers/TamiamiTrailSouth               -        834,000      1,945,000       87,000             -
     3/12/99       Ft.Worth/GranburyRoad                    -        763,000      1,781,000       57,000             -
     3/12/99       Garland/BuckinghamRoad                   -        492,000      1,149,000      112,000             -
     3/12/99       Garland/JacksonDrive                     -        755,000      1,761,000       77,000             -
     3/12/99       Gastonia/S.YorkRd                        -        467,000      1,089,000      125,000             -
     3/12/99       Geneva/GaryAve                           -      1,072,000      2,501,000       78,000             -
     3/12/99       Golden/SimmsStreet                       -        918,000      2,143,000      274,000             -
     3/12/99       Greensboro/O'henryBlvd                   -        577,000      1,345,000      204,000             -
     3/12/99       Greenville/PineknollRd                   -        927,000      2,163,000      198,000             -
     3/12/99       Greenville/WhitehorseRd                  -        882,000      2,058,000      101,000             -
     3/12/99       Greenville/WoodsLakeRd                   -        364,000        849,000      121,000             -
     3/12/99       HanoverPark/W.LakeStreet                 -      1,320,000      3,081,000      107,000             -
     3/12/99       HiltonHead/OfficeParkRd                  -      1,279,000      2,985,000      109,000             -
     3/12/99       HiltonHead/YachtCoveDr                   -      1,182,000      2,753,000      154,000             -
     3/12/99       Houston/AddicksSatsuma                   -        409,000        954,000      106,000             -
     3/12/99       Houston/BingleRoad                       -        576,000      1,345,000      127,000             -
     3/12/99       Houston/Fm1960West                       -        513,000      1,198,000      100,000             -
     3/12/99       Houston/FondrenSouth                     -        647,000      1,510,000       85,000             -
     3/12/99       Houston/HayesRoad                        -        916,000      2,138,000       95,000             -
     3/12/99       Houston/Hwy6South                        -        569,000      1,328,000       55,000             -
     3/12/99       Houston/LochKatrineLane                  -        580,000      1,352,000       78,000             -
     3/12/99       Houston/MangumRoad                       -        737,000      1,719,000      128,000             -
     3/12/99       Houston/MilweeSt.                        -        779,000      1,815,000      170,000             -
     3/12/99       Houston/NewCastle                        -      2,346,000      5,473,000    1,250,000             -
     3/12/99       Houston/SouthMain                        -      1,461,000      3,409,000       91,000             -
     3/12/99       Houston/WallisvilleRd.                   -        744,000      1,736,000       70,000             -
     3/12/99       Houston/WestheimerWest                   -      1,075,000      2,508,000       47,000             -
     3/12/99       Independence/291                         -        871,000      2,032,000      117,000             -




             Gross Carrying Amount
               At December 31, 2003
 --------------------------------------------   Accumulated
      Land         Buidling         Total      Depreciation
 -------------- -------------- -------------- -------------

        570,000     2,234,000      2,804,000        449,000
        519,000     1,302,000      1,821,000        284,000
      1,195,000     3,010,000      4,205,000        656,000
        971,000     2,458,000      3,429,000        502,000
      1,145,000     2,902,000      4,047,000        621,000
        659,000     1,718,000      2,377,000        397,000
        895,000     2,271,000      3,166,000        517,000
        745,000     1,875,000      2,620,000        392,000
        729,000     1,808,000      2,537,000        382,000
        834,000     2,032,000      2,866,000        430,000
        763,000     1,838,000      2,601,000        384,000
        492,000     1,261,000      1,753,000        298,000
        755,000     1,838,000      2,593,000        387,000
        467,000     1,214,000      1,681,000        293,000
      1,072,000     2,579,000      3,651,000        529,000
        918,000     2,417,000      3,335,000        514,000
        577,000     1,549,000      2,126,000        377,000
        927,000     2,361,000      3,288,000        512,000
        882,000     2,159,000      3,041,000        456,000
        364,000       970,000      1,334,000        232,000
      1,321,000     3,187,000      4,508,000        656,000
      1,280,000     3,093,000      4,373,000        629,000
      1,183,000     2,906,000      4,089,000        615,000
        409,000     1,060,000      1,469,000        241,000
        576,000     1,472,000      2,048,000        325,000
        513,000     1,298,000      1,811,000        292,000
        647,000     1,595,000      2,242,000        334,000
        916,000     2,233,000      3,149,000        453,000
        569,000     1,383,000      1,952,000        295,000
        580,000     1,430,000      2,010,000        313,000
        737,000     1,847,000      2,584,000        406,000
        779,000     1,985,000      2,764,000        426,000
      2,240,000     6,829,000      9,069,000      1,205,000
      1,462,000     3,499,000      4,961,000        714,000
        744,000     1,806,000      2,550,000        386,000
      1,075,000     2,555,000      3,630,000        519,000
        871,000     2,149,000      3,020,000        442,000


                                                                                                          Adjustments
                                                                                                           Resulting
                                                                                                            from the
                                                                      Initial Cost                         Subsequent
                                                               ----------------------------     Costs      Acquisition
      Date                                          Encum-                    Buildings &        to        of Minority
    Acquired                Description             brances        Land       Improvements   Acquisition    Interest
------------------ ------------------------------ ------------ ------------- -------------- ------------- ------------
 Miniwarehouses
     3/12/99       Jacksonville/Ft.CarolineRd.              -      1,037,000      2,420,000      169,000             -
     3/12/99       Jacksonville/ParkAvenue                  -        905,000      2,113,000      134,000             -
     3/12/99       Jacksonville/PhillipsHwy                 -        665,000      1,545,000      174,000             -
     3/12/99       Jacksonville/RooseveltBlvd.              -        851,000      1,986,000      295,000             -
     3/12/99       Jacksonville/SouthsideBlvd.              -      1,278,000      2,982,000      174,000             -
     3/12/99       Jonesboro/TaraBlvd                       -        785,000      1,827,000      255,000             -
     3/12/99       Kannapolis/OregonSt                      -        463,000      1,081,000      102,000             -
     3/12/99       KansasCity/34thMainStreet                -        114,000      2,599,000      575,000             -
     3/12/99       KansasCity/E.47thSt.                     -        610,000      1,424,000      151,000             -
     3/12/99       KansasCity/JamesA.ReedRd                 -        749,000      1,748,000       80,000             -
     3/12/99       KansasCity/StateAve                      -        645,000      1,505,000      185,000             -
     3/12/99       KansasCity/E.67thTerrace                 -      1,136,000      2,643,000       88,000             -
     3/12/99       Katy/DominionDrive                       -        995,000      2,321,000       57,000             -
     3/12/99       Kennedale/BowmanSprgs                    -        425,000        991,000       76,000             -
     3/12/99       Kennesaw/RutledgeRoad                    -        803,000      1,874,000      208,000             -
     3/12/99       Lawrence/HaskellAve                      -        636,000      1,484,000      144,000             -
     3/12/99       Lawrenceville/BufordDr.                  -        256,000        597,000       80,000             -
     3/12/99       Lenexa/LongSt.                           -        720,000      1,644,000       44,000             -
     3/12/99       Lenexa/SantaFeTrailRoad                  -        713,000      1,663,000      117,000             -
     3/12/99       Lewisville/Highway121                    -        688,000      1,605,000       96,000             -
     3/12/99       Longmont/WedgewoodAve                    -        717,000      1,673,000       59,000             -
     3/12/99       Louisville                               -        554,000      1,292,000      138,000             -
     3/12/99       Louisville/BreckenridgeLane              -        581,000      1,356,000       87,000             -
     3/12/99       Louisville/PoplarLevel                   -        463,000      1,080,000      149,000             -
     3/12/99       Manassas/SudleyRoad                      -        776,000      1,810,000      160,000             -
     3/12/99       Marietta/Cobb                            -        727,000      1,696,000      236,000             -
     3/12/99       Marietta/Whitlock                        -      1,016,000      2,370,000      152,000             -
     3/12/99       Martinez/OldPetersburgRd                 -        407,000        950,000      133,000             -
     3/12/99       Mauldin/N.MainStreet                     -        571,000      1,333,000      143,000             -
     3/12/99       Miami/Nw14thStreet                       -      1,739,000      4,058,000      114,000             -
     3/12/99       Miami/Nw7thAve                           -        783,000      1,827,000      158,000             -
     3/12/99       MiamiBeach/DadeBlvd                      -        962,000      2,245,000      276,000             -
     3/12/99       MiamiLakes/Nw153rdSt.                    -        425,000        992,000       71,000             -
     3/12/99       Miami-Kendall/Sw84thStreet               -        935,000      2,180,000      155,000             -
     3/12/99       Milford/BranchHill                       -        527,000      1,229,000    2,232,000             -
     3/12/99       Milwaukee/W.DeanRoad                     -      1,362,000      3,163,000      346,000             -
     3/12/99       Mission/FoxridgeDr                       -      1,657,000      3,864,000      127,000             -




             Gross Carrying Amount
               At December 31, 2003
 --------------------------------------------   Accumulated
      Land         Buidling         Total      Depreciation
 -------------- -------------- -------------- -------------

      1,037,000     2,589,000      3,626,000        561,000
        905,000     2,247,000      3,152,000        489,000
        665,000     1,719,000      2,384,000        400,000
        851,000     2,281,000      3,132,000        530,000
      1,279,000     3,155,000      4,434,000        680,000
        785,000     2,082,000      2,867,000        456,000
        463,000     1,183,000      1,646,000        273,000
        114,000     3,174,000      3,288,000        747,000
        610,000     1,575,000      2,185,000        335,000
        749,000     1,828,000      2,577,000        390,000
        645,000     1,690,000      2,335,000        373,000
      1,137,000     2,730,000      3,867,000        560,000
        995,000     2,378,000      3,373,000        484,000
        425,000     1,067,000      1,492,000        234,000
        803,000     2,082,000      2,885,000        462,000
        636,000     1,628,000      2,264,000        338,000
        256,000       677,000        933,000        171,000
        720,000     1,688,000      2,408,000        347,000
        713,000     1,780,000      2,493,000        377,000
        688,000     1,701,000      2,389,000        367,000
        717,000     1,732,000      2,449,000        362,000
        554,000     1,430,000      1,984,000        320,000
        581,000     1,443,000      2,024,000        317,000
        463,000     1,229,000      1,692,000        280,000
        776,000     1,970,000      2,746,000        421,000
        727,000     1,932,000      2,659,000        452,000
      1,016,000     2,522,000      3,538,000        530,000
        407,000     1,083,000      1,490,000        253,000
        571,000     1,476,000      2,047,000        341,000
      1,740,000     4,171,000      5,911,000        856,000
        783,000     1,985,000      2,768,000        449,000
        962,000     2,521,000      3,483,000        516,000
        425,000     1,063,000      1,488,000        242,000
        935,000     2,335,000      3,270,000        504,000
        527,000     3,461,000      3,988,000        491,000
      1,363,000     3,508,000      4,871,000        788,000
      1,658,000     3,990,000      5,648,000        811,000


                                                                                                          Adjustments
                                                                                                           Resulting
                                                                                                            from the
                                                                      Initial Cost                         Subsequent
                                                               ----------------------------     Costs      Acquisition
      Date                                          Encum-                    Buildings &        to        of Minority
    Acquired                Description             brances        Land       Improvements   Acquisition    Interest
------------------ ------------------------------ ------------ ------------- -------------- ------------- ------------
 Miniwarehouses
     3/12/99       Mobile/AzaleaRoad                        -        517,000      1,206,000      134,000             -
     3/12/99       Mobile/GovernmentBlvd                    -        407,000        950,000      110,000             -
     3/12/99       Mobile/GrelotRoad                        -        804,000      1,877,000      131,000             -
     3/12/99       Mobile/HillcrestRoad                     -        554,000      1,293,000      139,000             -
     3/12/99       Mobile/MoffatRoad                        -        537,000      1,254,000      128,000             -
     3/12/99       Mt.Prospect/CentralRoad                  -        802,000      1,847,000      184,000             -
     3/12/99       N.Charleston/Dorchester                  -        487,000      1,137,000      154,000             -
     3/12/99       N.Charleston/DorchesterRd                -        380,000        886,000      107,000             -
     3/12/99       Naperville/LasalleAve                    -      1,501,000      3,502,000       99,000             -
     3/12/99       NewOrleans/Tchoupitoulas                 -      1,092,000      2,548,000      233,000             -
     3/12/99       Norcross/DawsonBlvd                      -      1,232,000      2,874,000      207,000             -
     3/12/99       Norcross/JonesMillRd                     -      1,142,000      2,670,000      157,000             -
     3/12/99       NorthMiamiBeach/69thSt                   -      1,594,000      3,720,000      159,000             -
     3/12/99       Orlando/L.B.McleodRoad                   -        521,000      1,217,000       78,000             -
     3/12/99       Orlando/SouthSemoran                     -        565,000      1,319,000       70,000             -
     3/12/99       Orlando/S.OrangeBlossomTrail             -      1,229,000      2,867,000      165,000             -
     3/12/99       OverlandPark/HemlockSt                   -      1,168,000      2,725,000      114,000             -
     3/12/99       Pensacola/BrentLane                      -        402,000        938,000      104,000             -
     3/12/99       Pensacola/CreightonRoad                  -        454,000      1,060,000      216,000             -
     3/12/99       Plano/ParkerRoad-AvenueK                 -      1,517,000      3,539,000      129,000             -
     3/12/99       PonteVedra/PalmValleyRd.                 -        745,000      2,749,000      436,000             -
     3/12/99       Raleigh/MaitlandDr                       -        679,000      1,585,000      112,000             -
     3/12/99       Raytown/WoodsonRd                        -        915,000      2,134,000       96,000             -
     3/12/99       Richardson/CentralExpressway             -        465,000      1,085,000      109,000             -
     3/12/99       RiverGrove/N.5thAve.                     -      1,094,000      2,552,000        9,000             -
     3/12/99       Riverdale/GeorgiaHwy85                   -      1,075,000      2,508,000       99,000             -
     3/12/99       Roswell/Alpharetta                       -      1,772,000      4,135,000      135,000             -
     3/12/99       Schaumburg/PalmerDrive                   -      1,333,000      3,111,000      122,000             -
     3/12/99       Schaumburg/S.RoselleRoad                 -        659,000      1,537,000       93,000             -
     3/12/99       Shawnee/HedgeLaneTerrace                 -        570,000      1,331,000       85,000             -
     3/12/99       Simpsonville/GrandViewDr                 -        582,000      1,358,000      130,000             -
     3/12/99       Spartanburg/ChesneeHwy                   -        533,000      1,244,000      273,000             -
     3/12/99       St.Ann/MarylandHeights                   -      1,035,000      2,414,000      173,000             -
     3/12/99       St.Charles/E.MainSt.                     -        951,000      2,220,000    (303,000)             -
     3/12/99       St.Louis/Airport                         -        785,000      1,833,000      157,000             -
     3/12/99       St.Louis/N.LindberghBlvd.                -      1,688,000      3,939,000      224,000             -
     3/12/99       St.Louis/VandeventerMidtown              -        699,000      1,631,000      120,000             -




             Gross Carrying Amount
               At December 31, 2003
 --------------------------------------------   Accumulated
      Land         Buidling         Total      Depreciation
 -------------- -------------- -------------- -------------

        517,000     1,340,000      1,857,000        305,000
        407,000     1,060,000      1,467,000        239,000
        804,000     2,008,000      2,812,000        429,000
        554,000     1,432,000      1,986,000        324,000
        537,000     1,382,000      1,919,000        315,000
        802,000     2,031,000      2,833,000        454,000
        487,000     1,291,000      1,778,000        296,000
        380,000       993,000      1,373,000        228,000
      1,502,000     3,600,000      5,102,000        748,000
      1,092,000     2,781,000      3,873,000        606,000
      1,233,000     3,080,000      4,313,000        652,000
      1,143,000     2,826,000      3,969,000        602,000
      1,595,000     3,878,000      5,473,000        807,000
        521,000     1,295,000      1,816,000        277,000
        565,000     1,389,000      1,954,000        294,000
      1,230,000     3,031,000      4,261,000        639,000
      1,169,000     2,838,000      4,007,000        572,000
        402,000     1,042,000      1,444,000        241,000
        454,000     1,276,000      1,730,000        300,000
      1,518,000     3,667,000      5,185,000        758,000
        745,000     3,185,000      3,930,000        746,000
        679,000     1,697,000      2,376,000        376,000
        915,000     2,230,000      3,145,000        462,000
        465,000     1,194,000      1,659,000        263,000
      1,034,000     2,621,000      3,655,000        761,000
      1,075,000     2,607,000      3,682,000        539,000
      1,773,000     4,269,000      6,042,000        857,000
      1,334,000     3,232,000      4,566,000        660,000
        659,000     1,630,000      2,289,000        353,000
        570,000     1,416,000      1,986,000        312,000
        574,000     1,496,000      2,070,000        332,000
        533,000     1,517,000      2,050,000        363,000
      1,035,000     2,587,000      3,622,000        526,000
        802,000     2,066,000      2,868,000        654,000
        785,000     1,990,000      2,775,000        398,000
      1,689,000     4,162,000      5,851,000        838,000
        699,000     1,751,000      2,450,000        372,000


                                                                                                          Adjustments
                                                                                                           Resulting
                                                                                                            from the
                                                                      Initial Cost                         Subsequent
                                                               ----------------------------     Costs      Acquisition
      Date                                          Encum-                    Buildings &        to        of Minority
    Acquired                Description             brances        Land       Improvements   Acquisition    Interest
------------------ ------------------------------ ------------ ------------- -------------- ------------- ------------
 Miniwarehouses
     3/12/99       St.Louis/S.ThirdSt                       -      1,096,000      2,557,000       76,000             -
     3/12/99       St.Louis/S.ThirdSt                       -        206,000        480,000       28,000             -
     3/12/99       Sterling/S.SterlingBlvd                  -      1,282,000      2,992,000      134,000             -
     3/12/99       Streamwood/OldChurchRoad                 -        855,000      1,991,000       56,000             -
     3/12/99       TarponSprings/Highway19                  -      1,179,000      2,751,000      125,000             -
     3/12/99       TarponSprings/UsHighway19                -        892,000      2,081,000      187,000             -
     3/12/99       Taylors/WadeHamptonBlvd                  -        650,000      1,517,000      128,000             -
     3/12/99       TinleyPark/BrennanHwy                    -        771,000      1,799,000      132,000             -
     3/12/99       VeroBeach/UsHwy1                         -        678,000      1,583,000       77,000             -
     3/12/99       W.Columbia/AirportBlvd                   -        493,000      1,151,000      121,000             -
     3/12/99       W.Columbia/OrchardDr.                    -        272,000        634,000      144,000             -
     3/12/99       Waukesha/FosterCourt                     -        765,000      1,785,000      163,000             -
     3/12/99       Webster/Fm528Road                        -        756,000      1,764,000       84,000             -
     3/12/99       Webster/Highway3                         -        677,000      1,580,000       78,000             -
     3/12/99       Winfield/RooseveltRoad                   -      1,109,000      2,587,000      119,000             -
     3/31/99       ForestPark                               -        270,000      3,378,000    1,036,000             -
      4/1/99       Fresno                                   -         44,000        206,000    (297,000)       804,000
      5/1/99       Stockton                                 -        151,000        402,000    (254,000)     2,017,000
     6/30/99       Anaheim/LaPalma                          -      1,378,000        851,000      200,000     1,221,000
     6/30/99       Bradenton/CortezRoad                     -        476,000        885,000      316,000       906,000
     6/30/99       BrickTownship/Brick                      -        590,000      1,431,000      281,000     1,364,000
     6/30/99       Concord/Arnold                           -        827,000      1,553,000      411,000     1,874,000
     6/30/99       Edison/OldPostRd                         -        498,000      1,267,000      260,000     1,175,000
     6/30/99       Fairfax/LeeHighway                       -        586,000      1,078,000      304,000     1,106,000
     6/30/99       FallsChurch/Columbia                     -        901,000        975,000      301,000     1,141,000
     6/30/99       FortWorth/McCart                         -        372,000        942,000      188,000       703,000
     6/30/99       Ft.Myers/Tamiami                         -        948,000        962,000      298,000     1,208,000
     6/30/99       Gresham/Burnside                         -        354,000        544,000      204,000       627,000
     6/30/99       Houston/Highway6So.                      -        751,000      1,006,000      473,000     1,057,000
     6/30/99       Houston/MillridgeN.                      -      1,160,000      1,983,000      255,000     2,433,000
     6/30/99       HuntingtonBch/Gotham                     -        952,000        890,000      302,000     1,130,000
     6/30/99       HuntingtonBeach                          -      1,026,000      1,437,000      120,000     1,450,000
     6/30/99       Hyattsville                              -        768,000      2,186,000      273,000     1,919,000
     6/30/99       Irving/W.Airport                         -        419,000        960,000      203,000       857,000
     6/30/99       Jacksonville/University                  -        211,000        741,000      231,000       700,000
     6/30/99       Littleton/Centennial                     -        421,000        804,000      256,000       812,000
     6/30/99       Mountainside                             -      1,260,000      1,237,000      341,000     1,523,000




             Gross Carrying Amount
               At December 31, 2003
 --------------------------------------------   Accumulated
      Land         Buidling         Total      Depreciation
 -------------- -------------- -------------- -------------

      1,096,000     2,633,000      3,729,000        537,000
        206,000       508,000        714,000        115,000
      1,283,000     3,125,000      4,408,000        644,000
        855,000     2,047,000      2,902,000        420,000
      1,180,000     2,875,000      4,055,000        593,000
        892,000     2,268,000      3,160,000        495,000
        650,000     1,645,000      2,295,000        369,000
        771,000     1,931,000      2,702,000        419,000
        678,000     1,660,000      2,338,000        357,000
        493,000     1,272,000      1,765,000        277,000
        272,000       778,000      1,050,000        203,000
        765,000     1,948,000      2,713,000        393,000
        756,000     1,848,000      2,604,000        393,000
        677,000     1,658,000      2,335,000        354,000
      1,109,000     2,706,000      3,815,000        556,000
        270,000     4,414,000      4,684,000      1,876,000
        193,000       564,000        757,000        121,000
        590,000     1,726,000      2,316,000        350,000
      1,721,000     1,929,000      3,650,000        376,000
        594,000     1,989,000      2,583,000        412,000
        736,000     2,930,000      3,666,000        508,000
      1,032,000     3,633,000      4,665,000        793,000
        622,000     2,578,000      3,200,000        498,000
        732,000     2,342,000      3,074,000        476,000
      1,126,000     2,192,000      3,318,000        423,000
        464,000     1,741,000      2,205,000        317,000
      1,184,000     2,232,000      3,416,000        445,000
        442,000     1,287,000      1,729,000        278,000
        937,000     2,350,000      3,287,000        468,000
      1,449,000     4,382,000      5,831,000        842,000
      1,189,000     2,085,000      3,274,000        415,000
      1,282,000     2,751,000      4,033,000        500,000
        959,000     4,187,000      5,146,000        723,000
        524,000     1,915,000      2,439,000        403,000
        263,000     1,620,000      1,883,000        353,000
        526,000     1,767,000      2,293,000        358,000
      1,574,000     2,787,000      4,361,000        518,000


                                                                                                          Adjustments
                                                                                                           Resulting
                                                                                                            from the
                                                                      Initial Cost                         Subsequent
                                                               ----------------------------     Costs      Acquisition
      Date                                          Encum-                    Buildings &        to        of Minority -
    Acquired                Description             brances        Land       Improvements   Acquisition    Interest
------------------ ------------------------------ ------------ ------------- -------------- ------------- ------------ -
 Miniwarehouses
     6/30/99       N.RichlandHills                          -        455,000        769,000      252,000       832,000
     6/30/99       Newark/CedarBlvd                         -        729,000        971,000      244,000     1,067,000
     6/30/99       Northridge/Parthenia                     -      1,848,000      1,486,000      186,000     1,839,000
     6/30/99       OakPark/Greenfield                       -        621,000      1,735,000      198,000     1,490,000
     6/30/99       Rockville/GudeDrive                      -        602,000        768,000      364,000       880,000
     6/30/99       RollingMeadows/Lois                      -        441,000        849,000      356,000       898,000
     6/30/99       SanAntonio/NwLoop                        -        511,000        786,000      206,000       855,000
     6/30/99       SanDiego/Clairemont                      -      1,601,000      2,035,000      337,000     2,034,000
     6/30/99       SpringValley/Sweetwater                  -        271,000        380,000    4,719,000       416,000
     6/30/99       StoneMountain/Rock                       -      1,233,000        288,000      330,000       852,000
     6/30/99       Tujunga/FoothillBlvd                     -      1,746,000      2,383,000      170,000     2,370,000
     6/30/99       UnionCity/Alvarado                       -        992,000      1,776,000      211,000     1,690,000
     6/30/99       WheatRidge/W.44th                        -        480,000        789,000      249,000       831,000
     6/30/99       WinterPark/N.Semor                       -        342,000        638,000      376,000       728,000
     6/30/99       Woodbridge/Davis                         -      1,796,000      1,623,000      419,000     1,996,000
     6/30/99       Woodbridge/Jefferson                     -        840,000      1,689,000      261,000     1,446,000
      7/1/99       Antioch/CaneRidgeRd                      -        353,000        823,000      168,000             -
      7/1/99       Hermitage/CentralCt                      -        646,000      1,508,000      150,000             -
      7/1/99       Hixson/GaddRd                            -        207,000        484,000      260,000             -
      7/1/99       Hixson/Highway153                        -        488,000      1,138,000      195,000             -
      7/1/99       Madison/MyattDr                          -        441,000      1,028,000       93,000             -
      7/1/99       Madison/WilliamsAve                      -      1,318,000      3,076,000      259,000             -
      7/1/99       Nashville/LafayetteSt                    -        486,000      1,135,000      156,000             -
      7/1/99       Nashville/McnallyDr                      -        884,000      2,062,000      348,000             -
      7/1/99       Nashville/MetroplexDr                    -        380,000        886,000      155,000             -
      7/1/99       Nashville/WelshwoodDr                    -        934,000      2,179,000      178,000             -
      7/1/99       Pantego/W.PioneerPkwy                    -        432,000      1,228,000       70,000             -
      7/1/99       RedBank/HardingRd                        -        452,000      1,056,000      185,000             -
      9/1/99       Charlotte/AshleyRoad                     -        664,000      1,551,000       30,000             -
      9/1/99       Charlotte/SouthBlvd.                     -        734,000      1,715,000       44,000             -
      9/1/99       Greensboro/W.MarketSt.                   -        603,000      1,409,000       23,000             -
      9/1/99       Raleigh/CapitalBlvd                      -        927,000      2,166,000     (10,000)             -
     10/8/99       Belmont/O'neillAve                       -        869,000      4,659,000       95,000             -
     10/11/99      Matthews                                 -        937,000      3,165,000      247,000             -
     11/15/99      Poplar,Memphis                           -      1,631,000      3,093,000      279,000             -
     12/17/99      Dallas/SwissAve                          -      1,862,000      4,344,000      138,000             -
     12/30/99      OakPark/GreenfieldRd                     -      1,184,000      3,685,000     (98,000)             -




             Gross Carrying Amount
               At December 31, 2003
 --------------------------------------------   Accumulated
      Land         Buidling         Total      Depreciation
 -------------- -------------- -------------- -------------

        569,000     1,739,000      2,308,000        366,000
        910,000     2,101,000      3,011,000        406,000
      2,308,000     3,051,000      5,359,000        523,000
        775,000     3,269,000      4,044,000        572,000
        751,000     1,863,000      2,614,000        394,000
        551,000     1,993,000      2,544,000        418,000
        638,000     1,720,000      2,358,000        344,000
      1,999,000     4,008,000      6,007,000        785,000
        338,000     5,448,000      5,786,000        148,000
      1,540,000     1,163,000      2,703,000        217,000
      2,180,000     4,489,000      6,669,000        696,000
      1,239,000     3,430,000      4,669,000        603,000
        599,000     1,750,000      2,349,000        364,000
        427,000     1,657,000      2,084,000        388,000
      2,243,000     3,591,000      5,834,000        680,000
      1,048,000     3,188,000      4,236,000        565,000
        353,000       991,000      1,344,000        240,000
        646,000     1,658,000      2,304,000        373,000
        207,000       744,000        951,000        231,000
        488,000     1,333,000      1,821,000        316,000
        441,000     1,121,000      1,562,000        263,000
      1,319,000     3,334,000      4,653,000        734,000
        486,000     1,291,000      1,777,000        320,000
        884,000     2,410,000      3,294,000        611,000
        380,000     1,041,000      1,421,000        252,000
        934,000     2,357,000      3,291,000        521,000
        432,000     1,298,000      1,730,000        129,000
        452,000     1,241,000      1,693,000        303,000
        651,000     1,594,000      2,245,000        328,000
        719,000     1,774,000      2,493,000        364,000
        591,000     1,444,000      2,035,000        307,000
        909,000     2,174,000      3,083,000        437,000
        878,000     4,745,000      5,623,000        933,000
        994,000     3,355,000      4,349,000        507,000
      1,732,000     3,271,000      5,003,000        516,000
      1,879,000     4,465,000      6,344,000        891,000
      1,197,000     3,574,000      4,771,000        647,000


                                                                                                          Adjustments
                                                                                                           Resulting
                                                                                                            from the
                                                                      Initial Cost                         Subsequent
                                                               ----------------------------     Costs      Acquisition
      Date                                          Encum-                    Buildings &        to        of Minority
    Acquired                Description             brances        Land       Improvements   Acquisition    Interest
------------------ ------------------------------ ------------ ------------- -------------- ------------- ------------
 Miniwarehouses
     12/30/99      SantaAnna                                -      2,657,000      3,293,000      364,000             -
     1/21/00       HanoverPark                              -        262,000      3,104,000       40,000             -
     1/25/00       Memphis/N.GermantwnPkwy                  -        884,000      3,024,000      225,000             -
     1/31/00       RowlandHeights/Walnut                    -        681,000      1,589,000      122,000             -
      2/8/00       Lewisville/JustinRd                      -        529,000      2,919,000      210,000             -
     2/28/00       Plano/AvenueK                            -      2,064,000     10,407,000      438,000             -
      4/1/00       Hyattsville/Edmonson                     -      1,036,000      2,657,000       46,000             -
     4/29/00       St.Louis/EllisvilleTwnCentre             -        765,000      4,377,000      337,000             -
      5/2/00       CulverCity                               -      2,439,000      5,689,000    (689,000)             -
      5/2/00       MillValley                               -      1,412,000      3,294,000    (371,000)             -
     5/26/00       Phoenix/N.35thAve                        -        868,000      2,967,000       57,000             -
      6/5/00       MountSinai/Route25a                      -        950,000      3,338,000      255,000             -
     6/15/00       PinellasPark                             -        526,000      2,247,000      271,000             -
     6/30/00       SanAntonio/BroadwaySt                    -      1,131,000      4,558,000       22,000             -
     7/13/00       Lincolnwood                              -      1,598,000      3,727,000      165,000             -
     7/17/00       LaPalco/NewOrleans                       -      1,023,000      3,204,000      129,000             -
     7/29/00       Tracy/1615&1650W.11thS                   -      1,745,000      4,530,000      293,000             -
      8/1/00       Pineville                                -      2,197,000      3,417,000      357,000             -
     8/23/00       MorrisPlains                             -      1,501,000      4,300,000      317,000             -
     8/31/00       Florissant/NewHallsFry                   -        800,000      4,225,000       79,000             -
     8/31/00       Orange,CA                                -        661,000      1,542,000       56,000             -
      9/1/00       Bayshore,NY                              -      1,277,000      2,980,000      966,000             -
      9/1/00       LosAngeles,CA                            -        590,000      1,376,000      461,000             -
     9/13/00       Merrillville                             -        343,000      2,474,000      169,000             -
     9/15/00       Alexandria/PickettIi                     -      2,743,000      6,198,000      282,000             -
     9/15/00       Bethpage/HempsteadTurnpike               -      2,899,000      5,457,000      244,000             -
     9/15/00       Brooklyn/St.JohnsPlace                   -      3,492,000      6,026,000      248,000             -
     9/15/00       Chicago/AshlandAvenue                    -        850,000      4,880,000      221,000             -
     9/15/00       Evanston/Greenbay                        -        846,000      4,436,000      163,000             -
     9/15/00       Gardena/W.ElSegundo                      -      1,532,000      3,424,000      116,000             -
     9/15/00       Hawthorne/CrenshawBlvd.                  -      1,079,000      2,913,000      131,000             -
     9/15/00       LakeRonkonkoma/PortionRd.                -        937,000      4,199,000      156,000             -
     9/15/00       LosAngeles/Coliseum                      -      3,109,000      4,013,000      151,000             -
     9/15/00       Northport/FortSalongaRoad                -      2,999,000      5,698,000      243,000             -
     9/15/00       Oakland/Macarthur                        -        678,000      2,751,000      149,000             -
     9/15/00       Rockaway/U.S.Route46                     -      2,424,000      4,945,000      246,000             -
     9/15/00       RoyalOak/CoolidgeHighway                 -      1,062,000      2,576,000      159,000             -




             Gross Carrying Amount
               At December 31, 2003
 --------------------------------------------   Accumulated
      Land         Buidling         Total      Depreciation
 -------------- -------------- -------------- -------------

      2,821,000     3,493,000      6,314,000        527,000
        256,000     3,150,000      3,406,000        450,000
        937,000     3,196,000      4,133,000        497,000
        688,000     1,704,000      2,392,000        341,000
        562,000     3,096,000      3,658,000        480,000
      2,089,000    10,820,000     12,909,000      4,106,000
      1,036,000     2,703,000      3,739,000        448,000
        812,000     4,667,000      5,479,000        660,000
      2,218,000     5,221,000      7,439,000        866,000
      1,284,000     3,051,000      4,335,000        511,000
        868,000     3,024,000      3,892,000        517,000
      1,008,000     3,535,000      4,543,000        490,000
        547,000     2,497,000      3,044,000        251,000
      1,132,000     4,579,000      5,711,000        702,000
      1,614,000     3,876,000      5,490,000        700,000
      1,094,000     3,262,000      4,356,000        439,000
      1,763,000     4,805,000      6,568,000        805,000
      2,333,000     3,638,000      5,971,000        517,000
      1,595,000     4,523,000      6,118,000        578,000
        807,000     4,297,000      5,104,000        721,000
        667,000     1,592,000      2,259,000        270,000
      1,534,000     3,689,000      5,223,000        708,000
        708,000     1,719,000      2,427,000        333,000
        364,000     2,622,000      2,986,000        333,000
      2,744,000     6,479,000      9,223,000        801,000
      2,900,000     5,700,000      8,600,000        705,000
      3,494,000     6,272,000      9,766,000        743,000
        850,000     5,101,000      5,951,000        695,000
        846,000     4,599,000      5,445,000        575,000
      1,533,000     3,539,000      5,072,000        468,000
      1,079,000     3,044,000      4,123,000        396,000
        937,000     4,355,000      5,292,000        525,000
      3,110,000     4,163,000      7,273,000        501,000
      3,000,000     5,940,000      8,940,000        727,000
        678,000     2,900,000      3,578,000        391,000
      2,425,000     5,190,000      7,615,000        666,000
      1,062,000     2,735,000      3,797,000        358,000


                                                                                                          Adjustments
                                                                                                           Resulting
                                                                                                            from the
                                                                      Initial Cost                         Subsequent
                                                               ----------------------------     Costs      Acquisition
      Date                                          Encum-                    Buildings &        to        of Minority
    Acquired                Description             brances        Land       Improvements   Acquisition    Interest
------------------ ------------------------------ ------------ ------------- -------------- ------------- ------------
 Miniwarehouses
     9/15/00       Tampa/GunnHwy                            -      1,843,000      4,300,000       92,000             -
     9/18/00       Tampa/N.DelMabry                         -      2,204,000      2,447,000    7,476,000             -
     9/30/00       Lilburn/IndianTrail                      -      1,695,000      5,170,000    1,365,000             -
     9/30/00       Marietta/Kennestone&Hwy5                 -        622,000      3,388,000    1,511,000             -
     11/15/00      Largo/Missouri                           -      1,092,000      4,270,000      240,000             -
     11/21/00      St.Louis/Wilson                          -      1,608,000      3,913,000    1,818,000             -
     12/21/00      Houston/10801KatyFrwy                    -      1,664,000      3,884,000       83,000             -
     12/21/00      Houston/7715KatyFrwy                     -      2,274,000      5,307,000      103,000             -
     12/21/00      Houston/MainSt                           -      1,681,000      3,924,000      102,000             -
     12/21/00      Houston/W.Loop/S.Frwy                    -      2,036,000      4,749,000      112,000             -
     12/29/00      Chicago                                  -      1,946,000      6,002,000       18,000             -
     12/30/00      Frazier                                  -        800,000      3,324,000       17,000             -
     12/30/00      Raleigh/Glenwood                         -      1,545,000      3,628,000       83,000             -
      1/5/01       Troy/E.BigBeaverRd                       -      2,195,000      4,221,000      355,000             -
     1/11/01       FtLauderdale                             -        954,000      3,972,000      342,000             -
     1/16/01       NoHollywood/ShermanWay                   -      2,173,000      5,442,000       37,000             -
     1/18/01       Tuscon/E.Speedway                        -        735,000      2,895,000      189,000             -
     1/25/01       Lombard/Finley                           -        851,000      3,806,000      359,000             -
     3/15/01       LosAngeles/WestPico                      -      8,579,000      8,630,000      803,000             -
      4/1/01       Lakewood/CedarDr.                        -      1,329,000      9,356,000      121,000             -
      4/7/01       Farmingdale/Rte110                       -      2,364,000      5,807,000     (52,000)             -
     4/17/01       Philadelphia/Aramingo                    -        968,000      4,539,000       15,000             -
     4/18/01       Largo/WalsinghamRoad                     -      1,000,000      3,545,000    (237,000)             -
     6/17/01       PortWashington/Seaview&W.Sh              -      2,381,000      4,608,000      122,000             -
     6/18/01       SilverSprings/Prosperity                 -      1,065,000      5,391,000       18,000             -
     6/19/01       Tampa/W.WatersAve&Wilsky                 -        953,000      3,785,000       16,000             -
     6/26/01       Middletown                               -      1,535,000      4,258,000      335,000             -
     7/29/01       Miami/Sw85thAve                          -      2,755,000      4,951,000       18,000             -
     8/28/01       Hoover/JohnHawkinsPkwy                   -      1,050,000      2,453,000       43,000             -
     9/30/01       Syosset                                  -      2,461,000      5,312,000      382,000             -
     12/27/01      Howell/Hgwy9                             -        941,000      4,070,000      235,000             -
     12/27/01      LosAngeles/W.Jefferson                   -      8,285,000      9,429,000      811,000             -
     12/29/01      Catonsville/Kent                         -      1,378,000      5,289,000      640,000             -
     12/29/01      OldBridge/Rte9                           -      1,244,000      4,960,000     (31,000)             -
     12/29/01      Sacremento/Roseville                     -        876,000      5,344,000      133,000             -
     12/31/01      SantaAna/E.Mcfadden                      -      7,587,000      8,612,000      905,000             -
      1/1/02       AirportI                                 -        346,000        861,000       41,000      (32,000)




             Gross Carrying Amount
               At December 31, 2003
 --------------------------------------------   Accumulated
      Land         Buidling         Total      Depreciation
 -------------- -------------- -------------- -------------

      1,844,000     4,391,000      6,235,000        594,000
      2,226,000     9,901,000     12,127,000      2,732,000
      1,713,000     6,517,000      8,230,000        771,000
        628,000     4,893,000      5,521,000        633,000
      1,158,000     4,444,000      5,602,000        527,000
      1,629,000     5,710,000      7,339,000        695,000
      1,668,000     3,963,000      5,631,000        365,000
      2,278,000     5,406,000      7,684,000        484,000
      1,685,000     4,022,000      5,707,000        367,000
      2,039,000     4,858,000      6,897,000        442,000
      1,939,000     6,027,000      7,966,000        717,000
        800,000     3,341,000      4,141,000        294,000
      1,561,000     3,695,000      5,256,000        538,000
      2,330,000     4,441,000      6,771,000        501,000
      1,070,000     4,198,000      5,268,000        482,000
      2,176,000     5,476,000      7,652,000        771,000
        780,000     3,039,000      3,819,000        348,000
        903,000     4,113,000      5,016,000        454,000
      8,599,000     9,413,000     18,012,000      1,326,000
      1,333,000     9,473,000     10,806,000      1,365,000
      2,343,000     5,776,000      8,119,000        693,000
        968,000     4,554,000      5,522,000        498,000
        800,000     3,508,000      4,308,000        392,000
      2,359,000     4,752,000      7,111,000        464,000
      1,065,000     5,409,000      6,474,000        604,000
        954,000     3,800,000      4,754,000        392,000
      1,630,000     4,498,000      6,128,000        436,000
      2,758,000     4,966,000      7,724,000        491,000
      1,051,000     2,495,000      3,546,000        250,000
      2,613,000     5,542,000      8,155,000        460,000
        998,000     4,248,000      5,246,000        357,000
      8,305,000    10,220,000     18,525,000        814,000
      1,379,000     5,928,000      7,307,000        509,000
      1,245,000     4,928,000      6,173,000        401,000
        526,000     5,827,000      6,353,000        507,000
      7,605,000     9,499,000     17,104,000        765,000
        346,000       870,000      1,216,000        177,000


                                                                                                          Adjustments
                                                                                                           Resulting
                                                                                                            from the
                                                                      Initial Cost                         Subsequent
                                                               ----------------------------     Costs      Acquisition
      Date                                          Encum-                    Buildings &        to        of Minority
    Acquired                Description             brances        Land       Improvements   Acquisition    Interest
------------------ ------------------------------ ------------ ------------- -------------- ------------- ------------
 Miniwarehouses
      1/1/02       Azusa                                    -        933,000      1,659,000       18,000     4,926,000
      1/1/02       Belmont/DairyLane                        -        915,000      1,252,000       48,000             -
      1/1/02       Carmichael/FairOaks                      -        584,000      1,431,000       23,000       (2,000)
      1/1/02       Carson/CarsonSt                          -        507,000        877,000       46,000         1,000
      1/1/02       Concord                                  -        650,000      1,332,000       66,000      (44,000)
      1/1/02       Ft.Lauderdale/Sun                        -        452,000      1,254,000       34,000      (48,000)
      1/1/02       Ft.Lauderdale/Sun                        -        532,000      1,444,000       59,000      (56,000)
      1/1/02       Marietta/CobbPark                        -        419,000      1,571,000       23,000       (2,000)
      1/1/02       Miami/27thAve                            -        272,000      1,572,000       48,000         1,000
      1/1/02       Miami/Airport                            -        517,000        915,000       44,000         2,000
      1/1/02       Miami/MarlinRoad                         -        562,000      1,345,000       37,000      (49,000)
      1/1/02       Oakland/SanLeandro                       -        330,000      1,116,000       82,000      (34,000)
      1/1/02       Palmdale/PStreet                         -        218,000      1,287,000       40,000         3,000
      1/1/02       Pasadena/SFairOaks                       -      1,313,000      1,905,000       51,000       (2,000)
      1/1/02       Pasadena/SierraMadre                     -        706,000        872,000       72,000      (28,000)
      1/1/02       PembrokePark                             -        475,000      1,259,000       17,000      (47,000)
      1/1/02       Redlands                                 -        423,000      1,202,000      119,000      (34,000)
      1/1/02       Richmond/Jacuzzi                         -        419,000      1,224,000       44,000      (44,000)
      1/1/02       Riverside                                -         95,000      1,106,000       30,000      (41,000)
      1/1/02       Sacramento/Capitol                       -        186,000      1,284,000       19,000      (49,000)
      1/1/02       Sacramento/Florin                        -        624,000      1,710,000       70,000         3,000
      1/1/02       Sacramento/Howe                          -        361,000      1,181,000       21,000      (45,000)
      1/1/02       SanCarlos/Shorewa                        -        737,000      1,360,000       17,000      (52,000)
      1/1/02       SanJose/Capitol                          -        400,000      1,183,000       29,000         1,000
      1/1/02       SanJose/FelipeAve                        -        517,000      1,482,000       46,000       (3,000)
      1/1/02       SantaClara/Laurel                        -      1,178,000      1,789,000       53,000      (62,000)
      1/1/02       So.SanFrancisco                          -      1,018,000      2,464,000       43,000        39,000
      1/1/02       Tucker/MontrealRd                        -        760,000      1,485,000       33,000       (3,000)
      1/1/02       Tucker/Mountain                          -        519,000      1,385,000       66,000             -
      1/1/02       Tustin                                   -        962,000      1,465,000       33,000      (53,000)
      1/3/02       StCharles/VeteransMemorialPkwy           -        687,000      1,602,000      134,000             -
      1/7/02       Bothell/N.BothellWay                     -      1,063,000      4,995,000      144,000             -
     1/15/02       Houston/N.Loop                           -      2,045,000      6,178,000      (1,000)             -
     1/16/02       Annapolis/WestSt                         -        955,000      3,669,000       13,000             -
     1/16/02       Austin/UsHwy183                          -        608,000      3,856,000       16,000             -
     1/16/02       Austin/W.6thSt                           -      2,399,000      4,493,000       90,000             -
     1/16/02       Birmingham/Commons                       -      1,125,000      3,938,000       32,000             -




             Gross Carrying Amount
               At December 31, 2003
 --------------------------------------------   Accumulated
      Land         Buidling         Total      Depreciation
 -------------- -------------- -------------- -------------

        933,000     6,603,000      7,536,000        461,000
        915,000     1,300,000      2,215,000        263,000
        584,000     1,452,000      2,036,000        289,000
        507,000       924,000      1,431,000        179,000
        650,000     1,354,000      2,004,000        253,000
        452,000     1,240,000      1,692,000        244,000
        532,000     1,447,000      1,979,000        285,000
        419,000     1,592,000      2,011,000        314,000
        272,000     1,621,000      1,893,000        315,000
        517,000       961,000      1,478,000        196,000
        562,000     1,333,000      1,895,000        267,000
        330,000     1,164,000      1,494,000        227,000
        218,000     1,330,000      1,548,000        273,000
      1,314,000     1,953,000      3,267,000        396,000
        706,000       916,000      1,622,000        166,000
        475,000     1,229,000      1,704,000        252,000
        423,000     1,287,000      1,710,000        234,000
        419,000     1,224,000      1,643,000        239,000
         95,000     1,095,000      1,190,000        219,000
        186,000     1,254,000      1,440,000        255,000
        624,000     1,783,000      2,407,000        344,000
        361,000     1,157,000      1,518,000        236,000
        737,000     1,325,000      2,062,000        265,000
        400,000     1,213,000      1,613,000        238,000
        517,000     1,525,000      2,042,000        296,000
      1,179,000     1,779,000      2,958,000        342,000
      1,018,000     2,546,000      3,564,000        470,000
        760,000     1,515,000      2,275,000        297,000
        519,000     1,451,000      1,970,000        275,000
        962,000     1,445,000      2,407,000        295,000
        687,000     1,736,000      2,423,000        159,000
      1,063,000     5,139,000      6,202,000        402,000
      2,046,000     6,176,000      8,222,000        463,000
        955,000     3,682,000      4,637,000        299,000
        608,000     3,872,000      4,480,000        309,000
      2,400,000     4,582,000      6,982,000        380,000
      1,126,000     3,969,000      5,095,000        321,000


                                                                                                          Adjustments
                                                                                                           Resulting
                                                                                                            from the
                                                                      Initial Cost                         Subsequent
                                                               ----------------------------     Costs      Acquisition
      Date                                          Encum-                    Buildings &        to        of Minority
    Acquired                Description             brances        Land       Improvements   Acquisition    Interest
------------------ ------------------------------ ------------ ------------- -------------- ------------- ------------
 Miniwarehouses
     1/16/02       Casselberry/State                        -      1,628,000      3,308,000        5,000             -
     1/16/02       Charlotte/Cambridge                      -        836,000      3,908,000        3,000             -
     1/16/02       Crestwood/WatsonRd                       -      1,232,000      3,093,000        3,000             -
     1/16/02       GardenCity/Stewart                       -      1,489,000      4,039,000        5,000             -
     1/16/02       Gilbert/WParkAve                         -        497,000      3,534,000        2,000             -
     1/16/02       Hawthorne/GoffleRd                       -      2,414,000      4,918,000            -             -
     1/16/02       Hiawassee/N.Hiawassee                    -      1,622,000      1,892,000        5,000             -
     1/16/02       Honolulu/Waialae                         -     10,631,000     10,783,000        2,000             -
     1/16/02       Honolulu/Kahala                          -      3,722,000      8,525,000        9,000             -
     1/16/02       Indianapolis/Madison                     -        716,000      2,655,000       11,000             -
     1/16/02       Indianapolis/Rockville                   -        704,000      2,704,000        6,000             -
     1/16/02       Indianapolis/W.86th                      -        812,000      2,421,000        6,000             -
     1/16/02       Issaquah/Pickering                       -      1,138,000      3,704,000        6,000             -
     1/16/02       LagunaHills/Moulton                      -      2,319,000      5,200,000       13,000             -
     1/16/02       Longwood/StateRd                         -      2,123,000      3,083,000       46,000             -
     1/16/02       Martinez/ArnoldDr                        -        847,000      5,422,000            -             -
     1/16/02       Memphis/Covington                        -        620,000      3,076,000        1,000             -
     1/16/02       Memphis/SummerAve                        -      1,103,000      2,772,000        4,000             -
     1/16/02       Millersville/Veterans                    -      1,036,000      4,229,000       13,000             -
     1/16/02       Naperville/Washington                    -      2,712,000      2,225,000      415,000             -
     1/16/02       NewOrleans/I-10                          -      1,286,000      3,380,000       18,000             -
     1/16/02       Northglenn/HuronSt                       -        688,000      2,075,000        8,000             -
     1/16/02       Novato/RushLanding                       -      1,858,000      2,574,000        6,000             -
     1/16/02       Orlando/S.Kirkman                        -        889,000      3,180,000        2,000             -
     1/16/02       Pasadena/E.Colorado                      -      1,125,000      5,160,000       10,000             -
     1/16/02       Phoenix/WUnionHills                      -      1,071,000      2,934,000       21,000             -
     1/16/02       RanchoCucamonga                          -        579,000      3,222,000        3,000             -
     1/16/02       Renton/Kent                              -        768,000      4,078,000       16,000             -
     1/16/02       RochellePark/168                         -        744,000      4,430,000       18,000             -
     1/16/02       SanMateo/S.Delaware                      -      1,921,000      4,602,000       13,000             -
     1/16/02       SanRamon/SanRamo                         -      1,522,000      3,510,000        6,000             -
     1/16/02       SantaClara/Lafayette                     -      1,393,000      4,626,000        5,000             -
     1/16/02       SantaCruz/River                          -      2,148,000      6,584,000      (2,000)             -
     1/16/02       Schaumburg/W.Wise                        -      1,158,000      2,598,000        8,000             -
     1/16/02       Scottsdale/N.Hayden                      -      2,111,000      3,564,000       18,000             -
     1/16/02       Skokie/SkokieBlvd                        -        716,000      5,285,000        4,000             -
     1/16/02       Southfield/Telegraph                     -      2,869,000      5,507,000        1,000             -




             Gross Carrying Amount
               At December 31, 2003
 --------------------------------------------   Accumulated
      Land         Buidling         Total      Depreciation
 -------------- -------------- -------------- -------------

      1,629,000     3,312,000      4,941,000        273,000
        836,000     3,911,000      4,747,000        325,000
      1,233,000     3,095,000      4,328,000        255,000
      1,490,000     4,043,000      5,533,000        327,000
        497,000     3,536,000      4,033,000        297,000
      2,415,000     4,917,000      7,332,000        403,000
      1,623,000     1,896,000      3,519,000        168,000
     10,636,000    10,780,000     21,416,000        831,000
      3,724,000     8,532,000     12,256,000        678,000
        716,000     2,666,000      3,382,000        225,000
        704,000     2,710,000      3,414,000        229,000
        812,000     2,427,000      3,239,000        207,000
      1,139,000     3,709,000      4,848,000        303,000
      2,320,000     5,212,000      7,532,000        446,000
      2,124,000     3,128,000      5,252,000        269,000
        847,000     5,422,000      6,269,000        448,000
        620,000     3,077,000      3,697,000        261,000
      1,103,000     2,776,000      3,879,000        232,000
      1,036,000     4,242,000      5,278,000        361,000
      2,713,000     2,639,000      5,352,000        193,000
      1,293,000     3,391,000      4,684,000        281,000
        688,000     2,083,000      2,771,000        181,000
      1,859,000     2,579,000      4,438,000        220,000
        889,000     3,182,000      4,071,000        255,000
      1,126,000     5,169,000      6,295,000        423,000
      1,066,000     2,960,000      4,026,000        250,000
        579,000     3,225,000      3,804,000        274,000
        768,000     4,094,000      4,862,000        338,000
        744,000     4,448,000      5,192,000        350,000
      1,922,000     4,614,000      6,536,000        376,000
      1,523,000     3,515,000      5,038,000        291,000
      1,394,000     4,630,000      6,024,000        381,000
      2,149,000     6,581,000      8,730,000        537,000
      1,159,000     2,605,000      3,764,000        214,000
      2,114,000     3,579,000      5,693,000        302,000
        716,000     5,289,000      6,005,000        439,000
      2,870,000     5,507,000      8,377,000        451,000


                                                                                                          Adjustments
                                                                                                           Resulting
                                                                                                            from the
                                                                      Initial Cost                         Subsequent
                                                               ----------------------------     Costs      Acquisition
      Date                                          Encum-                    Buildings &        to        of Minority
    Acquired                Description             brances        Land       Improvements   Acquisition    Interest
------------------ ------------------------------ ------------ ------------- -------------- ------------- ------------
 Miniwarehouses
     1/16/02       SunnyIslesBch                            -        931,000      2,845,000       14,000             -
     1/16/02       W.Babylon/Sunrise                        -      1,609,000      3,959,000        7,000             -
     1/16/02       W.PalmBeach/Okeechobee                   -      2,149,000      4,650,000       30,000             -
     1/16/02       Waukegan/Greenbay                        -        933,000      3,826,000        2,000             -
     1/16/02       WestLa/WOlympic                          -      6,532,000      5,975,000       37,000             -
     1/16/02       Woodlawn/Whitehead                       -      2,682,000      3,355,000       21,000             -
      2/2/02       Nashua/SouthwoodDr                       -      2,493,000      4,326,000      159,000             -
     2/15/02       Houston/Fm1960East                       -        859,000      2,004,000       51,000             -
      3/7/02       Baltimore/RussellStreet                  -      1,763,000      5,821,000      175,000             -
     3/11/02       Weymouth/MainSt                          -      1,440,000      4,433,000      141,000             -
     3/28/02       Clinton/BranchAve&Schultz                -      1,257,000      4,108,000      294,000             -
     4/17/02       LaMirada/Alondra                         -      1,749,000      5,044,000      360,000             -
      5/1/02       N.RichlndHls/RufeSnowDr                  -        632,000      6,337,000      (3,000)             -
      5/2/02       Parkville/E.Joppa                        -        898,000      4,306,000      127,000             -
     6/17/02       Waltham/LexingtonSt                      -      3,183,000      5,733,000      132,000             -
     6/30/02       Nashville/Charlotte                      -        876,000      2,004,000       62,000             -
      7/2/02       MtJuliet/LebonanRd                       -        516,000      1,203,000       52,000             -
     7/14/02       Yorktown/GeorgeWashington                -        707,000      1,684,000       24,000             -
     7/22/02       Brea/E.Lambert&ClifwoodPk                -      2,114,000      3,555,000      145,000             -
      8/1/02       Bricktown/Route70                        -      1,292,000      3,690,000      123,000             -
      8/1/02       Danvers/NewburySt.                       -      1,311,000      4,140,000      240,000             -
     8/15/02       Montclair/HoltBlvd.                      -        889,000      2,074,000      157,000             -
     8/21/02       RockvilleCentre/MerrickRd                -      3,693,000      6,990,000      273,000             -
     9/13/02       Kent/PacificHighway                      -      1,839,000      4,291,000       87,000             -
     9/13/02       Lacey/MartinWay                          -      1,379,000      3,217,000       53,000             -
     9/13/02       Lakewood/Bridgeport                      -      1,286,000      3,000,000       79,000             -
     11/4/02       ScotchPlains/Route22                     -      2,124,000      5,072,000       50,000             -
     12/23/02      SntaClarita/Viaprincssa                  -      2,508,000      3,008,000      448,000             -
     2/13/03       Malden/EasternAve                        -      3,212,000      2,739,000        7,000             -
     2/13/03       Pasadena/RitchieHwy                      -      2,253,000      4,218,000        8,000             -
     2/24/03       Miami/SW137thAve                         -      1,600,000      4,684,000            -             -
      3/3/03       Chantilly/DullesSouthCourt               -      2,190,000      4,314,000        7,000             -
      3/6/03       Medford/MysticAve                        -      3,886,000      4,982,000        8,000             -
     5/27/03       CastroValley/GroveWay                    -      2,247,000      5,881,000        5,000             -
      8/2/03       Sacramento/E.StocktonBlvd                -        554,000      4,175,000        4,000             -
     8/13/03       Timonium/W.PadoniaRoad                   -      1,932,000      3,681,000        4,000             -
     8/21/03       VanNuys/Sepulveda-B                      -      1,698,000      3,886,000        1,000             -




             Gross Carrying Amount
               At December 31, 2003
 --------------------------------------------   Accumulated
      Land         Buidling         Total      Depreciation
 -------------- -------------- -------------- -------------

        931,000     2,859,000      3,790,000        233,000
      1,610,000     3,965,000      5,575,000        325,000
      2,150,000     4,679,000      6,829,000        387,000
        933,000     3,828,000      4,761,000        317,000
      6,535,000     6,009,000     12,544,000        489,000
      2,683,000     3,375,000      6,058,000        293,000
      2,494,000     4,484,000      6,978,000        340,000
        859,000     2,055,000      2,914,000        158,000
      1,764,000     5,995,000      7,759,000        441,000
      1,441,000     4,573,000      6,014,000        338,000
      1,335,000     4,324,000      5,659,000        303,000
      1,857,000     5,296,000      7,153,000        336,000
        632,000     6,334,000      6,966,000        481,000
        898,000     4,433,000      5,331,000        297,000
      3,184,000     5,864,000      9,048,000        368,000
        876,000     2,066,000      2,942,000        138,000
        516,000     1,255,000      1,771,000         88,000
        707,000     1,708,000      2,415,000        110,000
      2,115,000     3,699,000      5,814,000        222,000
      1,294,000     3,811,000      5,105,000        231,000
      1,312,000     4,379,000      5,691,000        256,000
        889,000     2,231,000      3,120,000        146,000
      3,695,000     7,261,000     10,956,000        401,000
      1,840,000     4,377,000      6,217,000         44,000
      1,380,000     3,269,000      4,649,000         33,000
      1,287,000     3,078,000      4,365,000         31,000
      2,125,000     5,121,000      7,246,000        273,000
      2,503,000     3,461,000      5,964,000        161,000
      3,212,000     2,746,000      5,958,000         87,000
      2,253,000     4,226,000      6,479,000        152,000
      1,600,000     4,684,000      6,284,000        148,000
      2,190,000     4,321,000      6,511,000        114,000
      3,886,000     4,990,000      8,876,000        129,000
      2,247,000     5,886,000      8,133,000        139,000
        554,000     4,179,000      4,733,000         82,000
      1,932,000     3,685,000      5,617,000         38,000
      1,698,000     3,887,000      5,585,000         39,000



                                                                                                          Adjustments
                                                                                                           Resulting
                                                                                                            from the
                                                                      Initial Cost                         Subsequent
                                                               ----------------------------     Costs      Acquisition
      Date                                          Encum-                    Buildings &        to        of Minority
    Acquired                Description             brances        Land       Improvements   Acquisition    Interest
------------------ ------------------------------ ------------ ------------- -------------- ------------- ------------
 Miniwarehouses
      9/9/03       Westwood/EastSt                          -      3,267,000      5,013,000        4,000             -
     10/21/03      SanDiego/MiramarRoad                     -      2,244,000      6,653,000        1,000             -
     11/3/03       ElSobrante/SanPabloDamRoad               -      1,255,000      4,990,000            -             -
     11/6/03       PearlCity/KamehamehaHwy                  -      4,428,000      4,839,000            -             -
     12/23/03      Boston/SouthamptonStreet                 -      5,334,000      7,511,000        2,000             -


 OtherProperties

                   Glendale/WesternAvenue                   -      1,622,000      3,771,000   12,799,000             -
     12/13/99      Burlingame(Commercial&PUD)               -      4,043,000      9,434,000      172,000             -
     12/30/99      WestPalmBeach                            -        984,000      2,358,000       40,000             -
     4/28/00       SanDiego/Sorrento                        -      1,282,000      3,016,000       10,000             -
      6/1/98       Renton/Sw39thSt.                         -        725,000      2,196,000       92,000             -
     6/29/98       PompanoBch/CenterPortCircle              -        795,000      2,312,000      180,000             -
     12/9/98       Miami/Nw115thAve                         -      1,095,000      2,349,000      212,000             -
     12/30/99      TamaracParkway                           -      1,902,000      4,467,000    1,350,000             -
     12/29/00      Gardena                                  -      1,737,000      5,456,000       17,000             -
      4/2/02       LongBeach                                -        887,000      6,251,000            -             -


                   ConstructioninProgress                                  -              -   81,856,000

                                                   ----------- -------------- -------------- ------------ -------------
                                                   $16,630,000 $1,316,705,000 $3,095,471,000 $547,978,000 $247,200,000
                                                   =========== ============== ============== ============ =============





             Gross Carrying Amount
               At December 31, 2003
 --------------------------------------------   Accumulated
      Land         Buidling         Total      Depreciation
 -------------- -------------- -------------- -------------

      3,267,000     5,017,000      8,284,000         51,000
      2,244,000     6,654,000      8,898,000         66,000
      1,255,000     4,990,000      6,245,000         33,000
      4,428,000     4,839,000      9,267,000         32,000
      5,334,000     7,513,000     12,847,000              -




      1,615,000    16,577,000     18,192,000     15,543,000
      4,043,000     9,606,000     13,649,000      1,657,000
        913,000     2,469,000      3,382,000        394,000
      1,024,000     3,284,000      4,308,000        607,000
        725,000     2,288,000      3,013,000        637,000
        795,000     2,492,000      3,287,000        670,000
      1,102,000     2,554,000      3,656,000        548,000
      1,890,000     5,829,000      7,719,000        766,000
      1,737,000     5,473,000      7,210,000        791,000
        887,000     6,251,000      7,138,000      1,286,000


     12,236,000    69,620,000     81,856,000              -

  -------------- ------------- -------------- --------------
  $1,345,118,000 $3,862,236,000$5,207,354,000 $1,153,059,000
  ============== ============= ============== ==============
